Form 10-Q
period 2007-06-30
Skilled Healthcare Group, Inc.
filed 2007-08-09
CIK 1351051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission file number: 001-33459
Skilled Healthcare Group, Inc.
(Exact name of registrant as specified in its charter)
SEE TABLE OF ADDITIONAL REGISTRANTS BELOW

Delaware	20-3934755
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

27442 Portola Parkway, Suite 200
Foothill Ranch, California	92610
(Address of principal executive offices)	(Zip Code)
(949) 282-5800
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on August 7, 2007.
Class A common stock, $0.001 par value – 19,166,666 shares
Class B common stock, $0.001 par value – 17,730,928 shares

TABLE OF ADDITIONAL REGISTRANTS

	(State or Other	(Primary Standard
	Jurisdiction of	Industrial
	Incorporation or	Classification Code	(I.R.S. Employer
(Exact Names of Registrants as Specified in Their Charters)	Organization)	Number)	Identification No.)

Alexandria Care Center, LLC	Delaware	8051	95-4395382
Alta Care Center, LLC	Delaware	8051	20-0081141
Anaheim Terrace Care Center, LLC	Delaware	8051	20-0081125
Baldwin Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-1854609
Bay Crest Care Center, LLC	Delaware	8051	20-0081158
Blue River Rehabilitation Center, LLC	Delaware	8051	20-8386525
Briarcliff Nursing and Rehabilitation Center GP, LLC	Delaware	8051	20-0080490
Briarcliff Nursing and Rehabilitation Center, LP	Delaware	8051	20-0081646
Brier Oak on Sunset, LLC	Delaware	8051	95-4212165
Cameron Nursing and Rehabilitation Center, LLC	Delaware	8051	20-8571379
Carehouse Healthcare Center, LLC	Delaware	8051	20-0080962
Carmel Hills Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-4214320
Carson Senior Assisted Living, LLC	Delaware	8051	20-0081172
Clairmont Beaumont GP, LLC	Delaware	8051	20-0080531
Clairmont Beaumont, LP	Delaware	8051	20-0081662
Clairmont Longview GP, LLC	Delaware	8051	20-0080552
Clairmont Longview, LP	Delaware	8051	20-0081682
Colonial New Braunfels Care Center, LP	Delaware	8051	20-0081694
Colonial New Braunfels GP, LLC	Delaware	8051	20-0080585
Colonial Tyler Care Center, LP	Delaware	8051	20-0081705
Colonial Tyler GP, LLC	Delaware	8051	20-0080596
Comanche Nursing Center GP, LLC	Delaware	8051	20-0080618
Comanche Nursing Center, LP	Delaware	8051	20-0081764
Coronado Nursing Center GP, LLC	Delaware	8051	20-0080630
Coronado Nursing Center, LP	Delaware	8051	20-0081776
Devonshire Care Center, LLC	Delaware	8051	20-0080978
East Walnut Property, LLC	Delaware	8051	20-4214556
Elmcrest Care Center, LLC	Delaware	8051	95-4274740
Eureka Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-0146285
Flatonia Oak Manor GP, LLC	Delaware	8051	20-0080645
Flatonia Oak Manor, LP	Delaware	8051	20-0081788
Fountain Care Center, LLC	Delaware	8051	20-0081005
Fountain Senior Assisted Living, LLC	Delaware	8051	20-0081024
Fountain View Subacute and Nursing Center, LLC	Delaware	8051	95-2506832
Glen Hendren Property, LLC	Delaware	8051	20-4214585
Granada Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-0146353
Guadalupe Valley Nursing Center GP, LLC	Delaware	8051	20-0080693
Guadalupe Valley Nursing Center, LP	Delaware	8051	20-0081801
Hallettsville Rehabilitation and Nursing Center, LP	Delaware	8051	20-0081807
Hallettsville Rehabilitation GP, LLC	Delaware	8051	20-0080721
Hallmark Investment Group, Inc.	Delaware	8051	95-4644786
Hallmark Rehabilitation GP, LLC	Delaware	8051	20-0083989

	(State or Other	(Primary Standard
	Jurisdiction of	Industrial
	Incorporation or	Classification Code	(I.R.S. Employer
(Exact Names of Registrants as Specified in Their Charters)	Organization)	Number)	Identification No.)

Hallmark Rehabilitation, LP	Delaware	8051	20-0084046
Hancock Park Rehabilitation Center, LLC	Delaware	8051	95-3918421
Hancock Park Senior Assisted Living, LLC	Delaware	8051	95-3918420
Hemet Senior Assisted Living, LLC	Delaware	8051	20-0081183
Highland Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-1854718
Holmesdale Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-4214404
Holmesdale Property, LLC	Delaware	8051	20-4214625
Hospice Care Investments, LLC	Delaware	8051	20-0674503
Hospice Care of the West, LLC	Delaware	8051	20-0662232
Hospice of the West, LP	Delaware	8051	20-1138347
Hospitality Nursing and Rehabilitation Center, LP	Delaware	8051	20-0081818
Hospitality Nursing GP, LLC	Delaware	8051	20-0080750
Leasehold Resource Group, LLC	Delaware	8051	20-0083961
Liberty Terrace Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-4214454
Live Oak Nursing Center GP, LLC	Delaware	8051	20-0080766
Live Oak Nursing Center, LP	Delaware	8051	20-0081828
Louisburg Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-1854747
Montebello Care Center, LLC	Delaware	8051	20-0081194
Monument Rehabilitation and Nursing Center, LP	Delaware	8051	20-0081831
Monument Rehabilitation GP, LLC	Delaware	8051	20-0080781
Oak Crest Nursing Center GP, LLC	Delaware	8051	20-0080801
Oak Crest Nursing Center, LP	Delaware	8051	20-0081841
Oakland Manor GP, LLC	Delaware	8051	20-0080814
Oakland Manor Nursing Center, LP	Delaware	8051	20-0081854
Pacific Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-0146398
Preferred Design, LLC	Delaware	8051	20-4645757
Richmond Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-1854787
Rio Hondo Subacute and Nursing Center, LLC	Delaware	8051	95-4274737
Rossville Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-1854816
Royalwood Care Center, LLC	Delaware	8051	20-0081209
Seaview Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-0146473
Sharon Care Center, LLC	Delaware	8051	20-0081226
Shawnee Gardens Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-1854845
SHG Resources, LP	Delaware	8051	20-0084078
Skilled Healthcare, LLC	Delaware	8051	20-0084014
Southwest Payroll Services, LLC	Delaware	8051	41-2115227
Southwood Care Center GP, LLC	Delaware	8051	20-0080824
Southwood Care Center, LP	Delaware	8051	20-0081861

	(State or Other	(Primary Standard
	Jurisdiction of	Industrial
	Incorporation or	Classification Code	(I.R.S. Employer
(Exact Names of Registrants as Specified in Their Charters)	Organization)	Number)	Identification No.)

Spring Senior Assisted Living, LLC	Delaware	8051	20-0081045
St. Elizabeth Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-1609072
St. Luke Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-0366729
St. Joseph Transitional Rehabilitation Center, LLC	Delaware	8051	20-4974918
Summit Care Corporation	Delaware	8051	95-3656297
Summit Care Pharmacy, Inc.	Delaware	8051	95-3747839
Sycamore Park Care Center, LLC	Delaware	8051	95-2260970
Texas Cityview Care Center GP, LLC	Delaware	8051	20-0080841
Texas Cityview Care Center, LP	Delaware	8051	20-0081871
Texas Heritage Oaks Nursing and Rehabilitation Center GP, LLC	Delaware	8051	20-0080949
Texas Heritage Oaks Nursing and Rehabilitation Center, LP	Delaware	8051	20-0081888
The Clairmont Tyler GP, LLC	Delaware	8051	20-0080856
The Clairmont Tyler, LP	Delaware	8051	20-0081909
The Earlwood, LLC	Delaware	8051	20-0081060
The Heights of Summerlin, LLC	Delaware	8051	20-1380043
The Rehabilitation Center of Raymore, LLC	Delaware	8051	20-8386866
The Woodlands Healthcare Center GP, LLC	Delaware	8051	20-0080888
The Woodlands Healthcare Center, LP	Delaware	8051	20-0081923
Town and Country Manor GP, LLC	Delaware	8051	20-0080866
Town and Country Manor, LP	Delaware	8051	20-0081914
Travelmark Staffing, LLC	Delaware	8051	20-2905079
Travelmark Staffing, LP	Delaware	8051	20-3176804
Valley Healthcare Center, LLC	Delaware	8051	20-0081076
Villa Maria Healthcare Center, LLC	Delaware	8051	20-0081090
Vintage Park at Atchison, LLC	Delaware	8051	20-1854925
Vintage Park at Baldwin City, LLC	Delaware	8051	20-1854971
Vintage Park at Gardner, LLC	Delaware	8051	20-1855022
Vintage Park at Lenexa, LLC	Delaware	8051	20-1855099
Vintage Park at Louisburg, LLC	Delaware	8051	20-1855153
Vintage Park at Osawatomie, LLC	Delaware	8051	20-1855502
Vintage Park at Ottawa, LLC	Delaware	8051	20-1855554
Vintage Park at Paola, LLC	Delaware	8051	20-1855675
Vintage Park at Stanley, LLC	Delaware	8051	20-1855749
Wathena Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-1854880
West Side Campus of Care GP, LLC	Delaware	8051	20-0080879
West Side Campus of Care, LP	Delaware	8051	20-0081918
Willow Creek Healthcare Center, LLC	Delaware	8051	20-0081112
Woodland Care Center, LLC	Delaware	8051	20-0081237

     The address, including zip code, and telephone number, including area code, of each additional registrant’s principal executive office is 27442 Portola Parkway, Suite 200, Foothill Ranch, California 92610.
     These companies are listed as guarantors of the 11.0% senior subordinated notes of the registrant. All of the equity securities of each of the guarantors set forth in the table above are owned, either directly or indirectly, by the registrant.

Skilled Healthcare Group, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Skilled Healthcare Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,333	$2,821
Accounts receivable, less allowance for doubtful accounts of $8,472 and $7,889 at June 30, 2007 and December 31, 2006, respectively	89,696	86,168
Deferred income taxes, net	14,060	13,248
Prepaid expenses	2,858	2,101
Other current assets	14,527	10,296

Total current assets	123,474	114,634
Property and equipment, net	267,456	230,904
Other assets:
Notes receivable	5,992	4,968
Deferred financing costs, net	12,768	15,764
Goodwill	418,857	411,349
Intangible assets, net	32,565	33,843
Non-current income tax receivable	1,882	1,882
Deferred income taxes, net	1,367	1,504
Other assets	20,431	23,847

Total other assets	493,862	493,157

Total assets	$884,792	$838,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$46,752	$69,136
Employee compensation and benefits	21,734	22,693
Current portion of long-term debt and capital leases	2,957	3,177

Total current liabilities	71,443	95,006
Long-term liabilities:
Insurance liability risks	26,779	28,306
Other long-term liabilities	20,168	8,857
Long-term debt and capital leases, less current portion	405,591	465,878

Total liabilities	523,981	598,047
Stockholders’ equity:
Preferred stock, 50,000 shares authorized, 25,000 Class A convertible shares and 25,000 Class B shares.	—	—
Class A, $0.001 par value per share; no shares and 22,312 shares issued and outstanding at June 30, 2007 (unaudited) and December 31, 2006, respectively, liquidation preference of $0 and $18,652 at June 30, 2007 (unaudited) and December 31, 2006, respectively	—	18,652
Class B, $0.001 par value per share; no shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Preferred stock, 25,000,000 shares authorized, $0.001 par value per share; no shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Common stock, 25,350,000 shares authorized, $0.001 par value per share; no and 12,636,079 shares issued and outstanding at June 30, 2007 (unaudited) and December 31, 2006, respectively	—	13
Class A common stock, 175,000,000 shares authorized, $0.001 par value per share; 19,166,666 and no shares issued and outstanding at June 30, 2007 (unaudited) and December 31, 2006, respectively	19	—
Class B common stock, 30,000,000 shares authorized, $0.001 par value per share; 17,730,928 and no shares issued and outstanding at June 30, 2007 (unaudited) and December 31, 2006, respectively	18	—
Additional paid-in-capital	364,688	221,983
Retained deficit	(3,914)	—

Total stockholders’ equity	360,811	240,648

Total liabilities and stockholders’ equity	$884,792	$838,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended June 30,
	2007	2006
	(Unaudited)
Revenue	$151,091	$131,171
Expenses:
Cost of services (exclusive of rent cost of sales and depreciation and amortization shown below)	113,494	98,430
Rent cost of sales	2,527	2,302
General and administrative	10,403	9,298
Depreciation and amortization	4,239	3,573

	130,663	113,603

Other income (expenses):
Interest expense	(11,926)	(11,612)
Premium on redemption of debt and write-off of related deferred financing costs	(11,648)	—
Interest income and other	684	242
Equity in earnings of joint venture	353	511
Change in fair value of interest rate hedge	—	77

Total other income (expenses), net	(22,537)	(10,782)

(Loss) income before (benefit) provision for income taxes	(2,109)	6,786
(Benefit) provision for income taxes	(556)	3,071

Net (loss) income	(1,553)	3,715
Accretion on preferred stock	(2,583)	(4,540)

Net loss attributable to common stockholders	$(4,136)	$(825)

Net loss per share data:
Net loss per common share, basic	$(0.18)	$(0.07)
Net loss per common share, diluted	$(0.18)	$(0.07)
Weighted-average common shares outstanding, basic	23,436,598	11,634,129
Weighted-average common shares outstanding, diluted	23,436,598	11,634,129
The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
Revenue	$295,746	$256,357
Expenses:
Cost of services (exclusive of rent cost of sales and depreciation and amortization shown below)	220,707	190,741
Rent cost of sales	5,221	4,753
General and administrative	21,900	18,864
Depreciation and amortization	8,200	7,247

	256,028	221,605

Other income (expenses):
Interest expense	(24,018)	(22,839)
Premium on redemption of debt and write-off of related deferred financing costs	(11,648)	—
Interest income and other	1,011	628
Equity in earnings of joint venture	893	892
Change in fair value of interest rate hedge	(33)	56

Total other income (expenses), net	(33,795)	(21,263)

Income before provision for income taxes	5,923	13,489
Provision for income taxes	2,822	5,672

Net income	3,101	7,817
Accretion on preferred stock	(7,354)	(8,941)

Net loss attributable to common stockholders	$(4,253)	$(1,124)

Net loss per share data:
Net loss per common share, basic	$(0.24)	$(0.10)
Net loss per common share, diluted	$(0.24)	$(0.10)
Weighted-average common shares outstanding, basic	17,729,314	11,626,271
Weighted-average common shares outstanding, diluted	17,729,314	11,626,271
The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands, except share and per share data)

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
Cash Flows from Operating Activities
Net income	$3,101	$7,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,200	7,247
Loss on disposal of property and equipment	—	251
Provision for doubtful accounts	2,515	2,431
Non-cash stock-based compensation	256	35
Amortization of deferred financing costs	1,421	1,424
Write-off of deferred financing costs and premium on early redemption of debt	11,648	—
Deferred income taxes	(2,220)	(396)
Change in fair value of interest rate hedge	33	(56)
Amortization of discount on senior subordinated notes	82	82
Changes in operating assets and liabilities:
Accounts receivable	(6,043)	(15,502)
Other current assets	(3,991)	1,998
Accounts payable and accrued liabilities	(16,458)	11,143
Employee compensation and benefits	(928)	1,437
Insurance liability risks	(1,184)	2,183
Other long-term liabilities	11,311	131

Net cash provided by operating activities	7,743	20,225

Cash Flows from Investing Activities
(Additions) principal payments on notes receivable, net	(1,024)	415
Acquisition of healthcare facilities	(36,654)	(34,016)
Additions to property and equipment	(12,627)	(7,962)
Changes in other assets	3,260	(4,803)
Cash distributed related to the Onex Transaction	(7,330)	—

Net cash used in investing activities	(54,375)	(46,366)

Cash Flows from Financing Activities
Borrowings under line of credit, net	10,500	—
Repayments on long-term debt and capital leases	(71,469)	(1,457)
Premium paid for redemption of debt	(7,700)	—
Additions to deferred financing costs	(1,993)	(38)
Proceeds from initial public offering of common stock, net of expenses	116,806	—
Proceeds from the issuance of new common stock	—	100

Net cash provided by (used in) financing activities	46,144	(1,395)

Decrease in cash and cash equivalents	(488)	(27,536)
Cash and cash equivalents at beginning of period	2,821	37,272

Cash and cash equivalents at end of period	$2,333	$9,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands, except share and per share data)

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
Supplemental cash flow information
Cash paid for:
Interest expense	$26,481	$10,061
Income taxes	$10,620	$—
Details of accumulated other comprehensive loss:
Change in market value of marketable securities, net of tax	$—	$225
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business
Current Business
     Skilled Healthcare Group, Inc., through its subsidiaries (collectively the “Company”), is a provider of integrated long-term healthcare services in its skilled nursing facilities and rehabilitation therapy business. The Company also provides other related healthcare services, including assisted living care and hospice care. The Company focuses on providing high-quality care to its patients, and has a strong reputation for treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, who it refers to as high-acuity patients. As of June 30, 2007, the Company owned or leased 64 skilled nursing facilities (“SNFs”), and 13 assisted living facilities (“ALFs”), together comprising approximately 8,900 licensed beds. The Company currently owns approximately 75% of its facilities, which are located in California, Texas, Kansas, Missouri and Nevada and are generally clustered in large urban or suburban markets. In addition, the Company provides a variety of ancillary services, such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, the Company owns and operates two licensed hospices providing palliative care in its California and Texas markets. The Company is also a member in a joint venture located in Texas providing institutional pharmacy services which currently serves approximately eight of the Company’s SNFs and other facilities unaffiliated with the Company.
Other Information
     The accompanying condensed consolidated financial statements as of June 30, 2007 and for the three and six- month periods ended June 30, 2007 and 2006 (collectively, the “Interim Financial Statements”), are unaudited. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated statements and notes thereto for the year ended December 31, 2006 which are included in the Company’s Registration Statement on Form S-1, File No. 333-137897 (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
Recent Developments
     Effective April 1, 2007, the Company purchased the owned real property, tangible assets, intellectual property and related rights and licenses of three skilled nursing facilities located in Missouri for a cash purchase price of $30.1 million, including $0.1 million of transaction expenses. The Company also assumed certain liabilities under related operating contracts. The transaction added approximately 426 beds, as well as 24 unlicensed apartments, to the Company’s operations. The acquisition was financed by draw downs of $30.1 million on the Company’s revolving credit facility.
     In April 2007, the Company’s board of directors approved the Company’s amended and restated certificate of incorporation to be effective immediately following the Company’s initial public offering (the “IPO”). The amended and restated certificate of incorporation:
•	authorizes 25,000,000 shares of preferred stock, $0.001 par value;

•	authorizes 175,000,000 shares of class A common stock, voting power of one vote per share, $0.001 par value;

•	authorizes 30,000,000 shares of class B common stock, voting power of ten votes per share, $0.001 par value; and

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
•	provides for mandatory and optional conversion of the class B common stock into class A common stock on a one-for-one basis under certain circumstances.
     In April 2007, the Company’s board of directors also approved a 507-for-one split of the Company’s common stock. As a result, share numbers and per share amounts for all periods presented in the condensed consolidated financial statements throughout this Form 10-Q reflect the effects of this stock split.
     In May 2007, in connection with the Company’s IPO, the Company sold 8,333,333 shares of class A common stock and selling stockholders sold 10,833,333 shares of class A common stock, each at the IPO price of $15.50, for net proceeds to the Company of approximately $116.8 million. Concurrently with the closing of the IPO, all previously outstanding shares of class A preferred stock converted into shares of the Company’s new class B common stock.
2. Summary of Significant Accounting Policies
     Information regarding the Company’s significant accounting policies is contained in Note 2, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements included in the Registration Statement. Presented below in this and the following notes is supplemental information that should be read in conjunction with Note 2 to the Company’s consolidated financial statements included in the Registration Statement.
Basis of Presentation
     The condensed consolidated financial statements of the Company include the accounts of the Company and the Company’s wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Estimates and Assumptions
     The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements relate to revenue, allowance for doubtful accounts, the self-insured portion of general and professional liability claims, and impairment of long-lived assets. Actual results could differ from those estimates.
Revenue and Accounts Receivable
     Revenue and accounts receivable are recorded on an accrual basis as services are performed at their estimated net realizable value. The Company derives a significant amount of its revenue from funds under federal Medicare and state Medicaid assistance programs, the continuation of which are dependent upon governmental policies, audit risk and potential recoupment.
     The Company’s revenue is derived from services provided to patients in the following payor classes (dollars in thousands):

	Three Months Ended June 30,
	2007		2006
	(Unaudited)		(Unaudited)
	Revenue	Percentage	Revenue	Percentage
	Dollars	of Revenue	Dollars	of Revenue
Medicare	$56,134	37.1%	$47,903	36.5%
Medicaid	45,746	30.3	41,348	31.5

Subtotal Medicare and Medicaid	101,880	67.4	89,251	68.0
Managed Care	12,668	8.4	10,543	8.0
Private and Other	36,543	24.2	31,377	24.0

Total	$151,091	100.0%	$131,171	100.0%

	Six Months Ended June 30,
	2007		2006
	(Unaudited)		(Unaudited)
	Revenue	Percentage	Revenue	Percentage
	Dollars	of Revenue	Dollars	of Revenue
Medicare	$111,421	37.6%	$94,074	36.7%
Medicaid	88,359	29.9	81,110	31.6

Subtotal Medicare and Medicaid	199,780	67.5	175,184	68.3
Managed Care	24,418	8.3	20,580	8.0
Private and Other	71,548	24.2	60,593	23.7

Total	$295,746	100.0%	$256,357	100.0%

Stock Options and Equity Related Charges
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (revised), Share-Based Payments, or SFAS No. 123R, which requires measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. Under SFAS No. 123R, the fair value of share-based payment awards is estimated at grant date using an option pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     The Company adopted SFAS No. 123R using the modified prospective application method. Under the modified prospective application method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and awards that are outstanding on the adoption effective date that are subsequently modified or cancelled. The Company did not have stock options outstanding subsequent to December 27, 2005 through May 18, 2007, the date of the Company’s IPO. As the Company had no options outstanding during this period, the initial implementation of SFAS No. 123R had no impact on the Company’s financial statements.
     Equity-related charges included in general and administrative expenses in the Company’s consolidated statements of operations were $241,000 and $256,000 in the three- and six-month periods ended June 30, 2007, respectively, and $20,000 and $35,000 in the three and six month periods ended June 30, 2006, respectively.
Net Income (Loss) Per Share of Class A and Class B Common Stock
     The Company computes net (loss) income per share of class A common stock and class B common stock in accordance with SFAS No. 128, Earnings Per Share, using the two-class method. The Company’s class A common stock and class B common stock are identical in all respects, except with respect to voting rights and except that each share of class B common stock is convertible into one share of class A common stock under certain circumstances. Therefore, net (loss) income is allocated on a proportionate basis.
     The following table sets forth the computation of basic and diluted net (loss) income per share of class A common stock and class B common stock for the three- and six-month periods ended June 30, 2007 (dollars in thousands, except per share data):

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	(Unaudited)			(Unaudited)
	Class A	Class B	Total	Class A	Class B	Total
Net loss per share, basic
Numerator:
Allocation of loss attributable to common stockholders	$(1,598)	$(2,538)	$(4,136)	$(1,092)	$(3,161)	$(4,253)

Denominator:
Weighted-average common shares outstanding	9,056,776	14,379,822	23,436,598	4,553,407	13,175,907	17,729,314

Net loss per common share, basic	$(0.18)	$(0.18)	$(0.18)	$(0.24)	$(0.24)	$(0.24)

Net (loss) income per share, diluted
Numerator:
Allocation of loss attributable to common stockholders	$(1,598)	$(2,538)	$(4,136)	$(1,092)	$(3,161)	$(4,253)

Denominator:
Weighted-average common shares outstanding	9,056,776	14,379,822	23,436,598	4,553,407	13,175,907	17,729,314

Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	—	—	—	—	—	—

Adjusted weighted-average common shares outstanding	9,056,776	14,379,822	23,436,598	4,553,407	13,175,907	17,729,314

Net loss per common share, diluted	$(0.18)	$(0.18)	$(0.18)	$(0.24)	$(0.24)	$(0.24)

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Recent Accounting Pronouncements
     In September 2006, the Financial Standards Accounting Board, or FASB, issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 addresses differences in the definition of fair value and provides guidance in applying the definition of fair value to the many accounting pronouncements that require fair value measurements. SFAS No. 157 emphasizes that (1) fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing the asset or liability for sale or transfer and (2) fair value is not entity-specific but based on assumptions that market participants would use in pricing the asset or liability. Finally, SFAS No. 157 establishes a hierarchy of fair value assumptions that distinguishes between independent market participant assumptions and the reporting entity’s own assumptions about market participant assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that SFAS No. 157 will have a material effect on its consolidated results of operations, financial position or liquidity.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined whether it will adopt SFAS No. 159 early or if it will choose to measure any eligible financial assets and liabilities at fair value. Management is still in the process of evaluating the effect, if any, on the Company of adopting SFAS No. 159.
Reclassifications
     Certain prior year amounts have been reclassified to conform to current year presentation.
3. Business Segments
     The Company has two reportable operating segments — long-term care services, which includes the operation of skilled nursing and assisted living facilities and is the most significant portion of the Company’s business, and ancillary services, which includes the Company’s rehabilitation therapy and hospice businesses. The “other” category includes general and administrative items and eliminations. The Company’s reporting segments are business units that offer different services, and that are managed separately due to the nature of the services provided or the products sold.
     At June 30, 2007, long-term care services were provided by 64 SNF subsidiaries that offer sub-acute, rehabilitative and specialty skilled nursing care, as well as 13 ALF subsidiaries that provide room and board and social services. Ancillary services include rehabilitative therapy services such as physical, occupational and speech therapy provided in the Company’s facilities and in unaffiliated facilities by its subsidiary, Hallmark Rehabilitative Services, Inc. Also included in the ancillary services segment is the Company’s hospice business.
     The Company evaluates performance and allocates resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. Accordingly, EBITDA is used as the primary measure of each segment’s operating results because it does not include such costs as interest expense, income taxes, and depreciation and amortization which may vary from segment to segment depending upon various factors, including the method used to finance the original purchase of a segment or the tax law of the states in which a segment operates. By excluding these items, the Company is better able to evaluate operating performance of the segment by focusing on more controllable measures. General and administrative overhead is not allocated to any segment for purposes of determining segment profit or loss, and is included in the “other” category in the selected segment financial data that follows. The accounting policies of the reporting segments are the same as those described in the accounting policies (Note 2) included in the Registration Statement. Intersegment sales and transfers are recorded at cost plus standard mark-up; intersegment transactions have been eliminated in consolidation.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     The following table sets forth selected financial data by business segment (dollars in thousands):

	Long-term	Ancillary
	Care Services	Services	Other	Total
Three months ended June 30, 2007 (unaudited)
Revenue from external customers	$131,929	$19,038	$124	$151,091
Intersegment revenue	—	14,892	—	14,892

Total revenue	$131,929	$33,930	$124	$165,983

Segment capital expenditures	$5,842	$139	$267	$6,248
EBITDA(1)	$20,728	$4,871	$(12,227)	$13,372
Three months ended June 30, 2006 (unaudited)
Revenue from external customers	$116,291	$14,786	$94	$131,171
Intersegment revenue	—	12,699	—	12,699

Total revenue	$116,291	$27,485	$94	$143,870

Segment capital expenditures	$4,508	$94	$168	$4,770
EBITDA(1)	$16,846	$4,694	$189	$21,729

	Long-term	Ancillary
	Care Services	Services	Other	Total
Six months ended June 30, 2007 (unaudited)
Revenue from external customers	$257,926	$37,570	$250	$295,746
Intersegment revenue	—	29,360	—	29,360

Total revenue	$257,926	$66,930	$250	$325,106

Segment total assets (2)	$532,631	$71,300	$280,861	$884,792
Goodwill and intangibles included in total assets (2)	$414,876	$36,546	$—	$451,422
Segment capital expenditures	$14,408	$361	$(2,142)	$12,627
EBITDA(1)	$41,406	$9,960	$(14,236)	$37,130
Six months ended June 30, 2006 (unaudited)
Revenue from external customers	$227,989	$28,232	$136	$256,357
Intersegment revenue	—	24,533	—	24,533

Total revenue	$227,989	$52,765	$136	$280,890

Segment total assets (3)	$682,018	$117,400	$33,684	$833,102
Goodwill and intangibles included in total assets (3)	$378,949	$64,123	$—	$443,072
Segment capital expenditures	$7,102	$213	$647	$7,962
EBITDA(1)	$35,328	$8,113	$(494)	$42,947

(1)	EBITDA is defined as net income before depreciation, amortization and interest expense (net) and the provision for income taxes. See reconciliation of net (loss) income to EBITDA and a discussion of its uses and limitations on pages 23-25 of this quarterly report.

(2)	Balance sheet information as of June 30, 2007.

(3)	Balance sheet information as of June 30, 2006.
4. Income Taxes
     For the three months ended June 30, 2007 and 2006, the Company recognized an income tax benefit of $0.6 million and income tax expense of $3.1 million, respectively, which was primarily related to the Company’s effective tax rate applied to the Company’s operating (loss) income.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     For the six months ended June 30, 2007 and 2006, the Company recognized income tax expense of $2.8 million and $5.7 million, respectively, which primarily was related to the Company’s effective tax rate applied to the Company’s operating income.
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN No. 48, on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN No. 48, the Company recorded a $1.5 million increase in goodwill and taxes payable as of January 1, 2007. As of January 1, 2007, the total amount of unrecognized tax benefit was $11.1 million. If reversed, the entire decrease in the unrecognized benefit amount would result in a reduction to the balance of goodwill recorded in connection with the acquisition of the Company by Onex Partners LP, Onex American Holdings II LLC and Onex U.S. Principals LP, collectively referred to as “Onex.”
     The Company recognizes interest and penalties associated with unrecognized tax benefits in the “(Benefit) Provision for income taxes” line item of the condensed consolidated statements of operations. As of January 1, 2007, the Company had accrued approximately $2.7 million in interest and penalties, net of approximately $0.6 million of tax benefit, related to unrecognized tax benefits. A substantial portion of the accrued interest and penalties relate to periods prior to the acquisition of the Company by Onex. If reversed, approximately $2.1 million of the reversal of interest and penalties would result in a reduction to goodwill.
     The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2002. During the first quarter of 2007, the Company agreed to an adjustment related to depreciation claimed on its 2003 federal tax return and is awaiting assessment. As a result, the Company anticipates that there is a reasonable possibility that the amount of unrecognized tax benefits will decrease by $1.8 million due to the settlement of the 2003 federal tax depreciation matters during 2007. In addition, due to normal closures of the statute of limitations, the Company anticipates that there is a reasonable possibility that the amount of unrecognized state tax benefits will decrease by approximately $0.4 million within the next 12 months.
5. Other Current Assets and Other Assets
Other current assets consist of the following at June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30, 2007	December 31, 2006
	(Unaudited)
Receivable from escrow	$7,031	$6,000
Income tax refund receivable	2,512	—
Supply inventories	2,093	2,152
Other notes receivable	2,891	2,144

	$14,527	$10,296

     Other assets consist of the following at June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30, 2007	December 31, 2006
	(Unaudited)
Equity investment in pharmacy joint venture	$4,113	$4,170
Restricted cash	7,721	8,448
Investments	3,421	4,856
Deposits and other assets	5,176	4,695
Expenses related to initial public offering	—	1,678

	$20,431	$23,847

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
6. Commitments and Contingencies
Litigation
     As is typical in the health care industry, the Company has experienced an increasing trend in the number and severity of litigation claims asserted against it. While the Company believes that it provides quality care to its patients and is in substantial compliance with regulatory requirements, a legal judgment or adverse governmental investigation could have a material negative effect on the Company’s financial position, results of operations or cash flows.
     The Company is involved in various lawsuits and claims arising in the ordinary course of business. These matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to the Company’s condensed consolidated financial position, results of operations and cash flows.
     Under GAAP, the Company establishes an accrual for an estimated loss contingency when it is both probable that an asset has been impaired or that a liability has been incurred and the amount of the loss can be reasonably estimated. Given the uncertain nature of litigation generally, and the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation or claim, the Company is currently unable to predict the ultimate outcome of any litigation, investigation or claim, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome. While the Company believes that the liability, if any, resulting from the aggregate amount of uninsured damages for any outstanding litigation, investigation or claim will not have a material adverse effect on its condensed consolidated financial position, results of operations or cash flows, in view of the uncertainties discussed above, it could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of any litigation, investigation or claim to which it is a party or the effect on the Company of an adverse ruling in such matters. As additional information becomes available, the Company will assess its potential liability and revise its estimates.
Insurance
     The Company maintains insurance for general and professional liability, workers’ compensation, employee benefits liability, property, casualty, directors and officers liability, inland marine, crime, boiler and machinery, automobile, employment practices liability and earthquake and flood. The Company believes that its insurance programs are adequate and where there has been a direct transfer of risk to the insurance carrier, the Company does not recognize a liability in the condensed consolidated financial statements.
     Workers’ Compensation. The Company has maintained workers’ compensation insurance as statutorily required. Most of its commercial workers’ compensation insurance purchased is loss sensitive in nature. As a result, the Company is responsible for adverse loss development. Additionally, the Company self-insures the first unaggregated $1.0 million per workers’ compensation claim in both California and Nevada.
     The Company has elected to not carry workers’ compensation insurance in Texas and it may be liable for negligence claims that are asserted against it by its employees.
     The Company has purchased guaranteed cost policies for Kansas and Missouri. There are no deductibles associated with these programs. The Company recognizes a liability in its condensed consolidated financial statements for its estimated self-insured workers’ compensation risks. Historically, estimated liabilities have been sufficient to cover actual claims.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     General and Professional Liability. The Company’s skilled nursing services subject it to certain liability risks. Malpractice claims may be asserted against the Company if its services are alleged to have resulted in patient injury or other adverse effects, the risk of which may be greater for higher-acuity patients, such as those receiving specialty and sub-acute services, than for traditional long-term care patients. The Company has from time to time been subject to malpractice claims and other litigation in the ordinary course of business.
     From April 10, 2001 to August 31, 2006, the Company maintained a retrospectively rated claims-made policy with a self-insured retention of $0.3 million for its California and Nevada facilities and $1.0 million for its Texas facilities. This policy had an occurrence and annual aggregate limit of $5.0 million each for professional liability and general liability losses.
     Effective September 1, 2006, the Company obtained professional and general liability insurance with an individual claim limit of $2.0 million per loss and a $6.0 million annual aggregate limit for its California, Texas and Nevada facilities. Under this program, the Company retains an unaggregated $1.0 million self-insured professional and general liability retention per claim.
     The Company’s Kansas facilities are insured on an occurrence basis with an occurrence and aggregate coverage limit of $1.0 million and $3.0 million, respectively, and there are no self-insurance retentions under these contracts. The Company’s Missouri facilities are underwritten on a claims-made basis with no self-insured retention and have an individual claim and aggregate coverage limit of $1.0 million and $3.0 million, respectively.
     In September 2004, the Company purchased a multi-year aggregate excess professional and general liability insurance policy providing an additional $10.0 million of coverage for losses arising from claims in excess of $5.0 million in California, Texas, Nevada, Kansas or Missouri. As of September 1, 2006, this excess coverage was modified to increase the coverage to $12.0 million for losses arising from claims in excess of $3.0 million which are reported after the September 1, 2006 change.
A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

	June 30, 2007					December 31, 2006
	(Unaudited)
	General and					General and
	Professional		Workers’			Professional		Workers’
	Liability		Compensation		Total	Liability		Compensation		Total
Current	$16,430	(1)	$3,033	(2)	$19,463	$16,056	(1)	$3,064	(2)	$19,120
Non current	18,422		8,357		26,779	20,591		7,715		28,306

	$34,852		$11,390		$46,242	$36,647		$10,779		$47,426

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation benefits.
Financial Guarantees
     Substantially all of the Company’s subsidiaries guarantee the 11.0% senior subordinated notes maturing on January 15, 2014, the Company’s first lien senior secured term loan and the Company’s revolving credit facility. The guarantees provided by the subsidiaries are full and unconditional and joint and several. Other subsidiaries of the Company that are not guarantors are considered minor.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
7. Stockholders’ Equity
     In April 2007, the Company’s board of directors approved the Company’s amended and restated certificate of incorporation, which became effective on May 18, 2007. The amended and restated certificate of incorporation:
•	authorizes 25,000,000 shares of preferred stock, $0.001 par value;

•	authorizes 175,000,000 shares of class A common stock, voting power of one vote per share, $0.001 par value;

•	authorizes 30,000,000 shares of class B common stock, voting power of ten votes per share, $0.001 par value; and

•	provides for mandatory and optional conversion of the class B common stock into class A common stock on a one-for-one basis under certain circumstances.
     In April 2007, the Company’s board of directors also approved a 507-for-one split of the Company’s common stock. As a result, share numbers and per share amounts for all periods presented in the condensed consolidated financial statements throughout this Form 10-Q reflect the effects of this stock split.
     In May 2007, in connection with the Company’s IPO, the Company sold 8,333,333 shares of class A common stock and the selling stockholders sold 10,833,333 shares of class A common stock, each at the IPO price of $15.50, for net proceeds to the Company of approximately $116.8 million. Concurrently with the closing of the IPO, all outstanding shares of class A preferred stock converted into the Company’s new class B common stock.
2007 Incentive Award Plan
     The Company adopted the Skilled Healthcare Group, Inc. 2007 Incentive Award Plan (the “2007 Plan”) in April 2007. Under the 2007 Plan, incentive and nonqualified stock options or rights to purchase common stock and various other equity awards may be granted to eligible participants. The Company granted 134,000 options to purchase shares of class A common stock effective on the date of its IPO in May 2007, with no additional grants made through June 30, 2007.
Determining Fair Value
     Valuation and Amortization Method. The Company estimated the fair value of stock options granted using the Black-Scholes-option-pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.
     Expected Term. The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was estimated based upon the mid-point of the estimated weighted-average vesting term and the contractual term of ten years.
     Expected Volatility. Expected volatility was estimated based upon the implied and historical volatilities of publicly-traded comparable companies over the expected term.
     Expected Dividend. The Black-Scholes valuation model calls for a single expected dividend yield as an input and the Company has no plans to pay dividends.
     Risk-Free Interest Rate. The risk-free interest rate was estimated based upon the spot rates for U.S. treasury strips at the time of the grant for periods corresponding with the expected terms of the options.
     Estimated Forfeitures. The estimated forfeiture rate was based on the Company’s historical turnover in the employee groups for which the options were granted.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     The fair value of the stock option grants for each of the three- and six-month periods ended June 30, 2007 under SFAS No. 123R was estimated on the date of the grants using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	4.62%
Expected life	5.75 years
Dividend yield	0%
Volatility	32.00%
Estimated forfeitures	9.00%
Weighted-average fair value	$6.09
     There were no options exercised during the three- and six-month periods ended June 30, 2007. The total grant date fair value of stock options vested during each of the three- and six-month periods ended June 30, 2007 was $204,000. As of June 30, 2007, there was $461,000 of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 3.0 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.
     The following table summarizes stock option activity during the six months ended June 30, 2007 under the 2007 Plan:

Weighted-
Average
		Weighted -	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at January 1, 2007	—	$—
Granted	134,000	$15.50
Exercised	—	$—
Forfeited or cancelled	—	$—

Outstanding at June 30, 2007	134,000	$15.50	9.83	$816

Exercisable at June 30, 2007	33,500	$15.50	9.83	$204
8. Subsequent Events
      On July 31, 2007, the Company and certain affiliates of Laurel Healthcare Providers, LLC, entered into definitive agreements, pursuant to which the Company will acquire substantially all the assets and assume the operations of several inter-related companies related to ten skilled nursing facilities and a hospice company, all of which are located in or around Albuquerque, New Mexico, for approximately $51.5 million. The acquired facilities will add 1,180 beds to the Company’s operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” of this quarterly report. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our” and “us” refer to Skilled Healthcare Group, Inc. and its consolidated subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included in this report.
Business Overview
     We are a provider of integrated long-term healthcare services through our skilled nursing facilities and rehabilitation therapy business. We also provide other related healthcare services, including assisted living care and hospice care. We focus on providing high quality care to our patients, and we have a strong reputation for treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of June 30, 2007, we owned or leased 64 skilled nursing facilities and 13 assisted living facilities, together comprising approximately 8,900 licensed beds. We currently own approximately 75% of our facilities, which are located in California, Texas, Kansas, Missouri and Nevada, and are generally clustered in large urban or suburban markets. For the six months ended June 30, 2007, our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities, generated approximately 84.5% of our revenue, compared to 85.9% of our revenue for the six months ended June 30, 2006, with the remainder generated by our other related healthcare services.
     We operate our business in two reportable segments: long-term care services, which include the operation of skilled nursing and assisted living facilities and is the most significant portion of our business, and ancillary services, which include our rehabilitation therapy and hospice businesses. The “other” category includes general and administrative items and eliminations.
     On July 31, 2007, the Company and certain affiliates at Laurel Healthcare Providers, LLC, entered into definitive agreements, pursuant to which the Company will acquire substantially all the assets and assume the operations of several inter-related companies related to ten skilled nursing facilities and a hospice company, all of which are located in or around Albuquerque, New Mexico, for approximately $51.5 million. The acquired facilities will add 1,180 beds to the Company’s operations.
Revenue
Revenue by Service Offering
     In our long-term care services segment, we derive the majority of our revenue by providing skilled nursing care and integrated rehabilitation therapy services to residents in our network of skilled nursing facilities. In our ancillary services segment, we derive revenue by providing related healthcare services, including our rehabilitation therapy services provided to third-party facilities and hospice care.

     The following table shows the percentage of our total revenue generated by each of these segments for the periods presented:

	Percentage Total Revenue		Percentage Total Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Long-term care services segment:
Skilled nursing facilities	84.7%	85.7%	84.5%	85.9%
Assisted living facilities	2.6	2.9	2.7	3.0

Total long-term care services segment	87.3	88.6	87.2	88.9
Ancillary services segment:
Third-party rehabilitation therapy services	11.4	10.5	11.5	10.3
Hospice	1.2	0.8	1.2	0.7

Total ancillary services segment	12.6	11.3	12.7	11.0
Other:	0.1	0.1	0.1	0.1

Total	100.0%	100.0%	100.0%	100.0%

Sources of Revenue
Long-Term Care Services Segment
     Skilled Nursing Facilities. Within our skilled nursing facilities, we generate our revenue from Medicare, Medicaid, managed care providers, insurers, private pay and other sources. We believe that our skilled mix, which we define as the number of Medicare and managed care patient days at our skilled nursing facilities divided by the total number of patient days at our skilled nursing facilities for any given period, is an important indicator of our success in attracting high-acuity patients because it represents the percentage of our patients who are reimbursed by Medicare and managed care, for whom we receive higher reimbursement rates. Medicare and managed care payors typically do not provide reimbursement for custodial care, which is a basic level of healthcare.
     The following table sets forth our Medicare, managed care, private pay/other and Medicaid patient days for our skilled nursing facilities as a percentage of total patient days for our skilled nursing facilities and the level of skilled mix for our skilled nursing facilities:

	Percentage Skilled Nursing Patient Days
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Medicare	18.7%	18.4%	19.1	18.7%
Managed care	6.0	5.3	5.9	5.3

Skilled mix	24.7	23.7	25.0	24.0
Private and other	16.4	16.8	16.3	16.6
Medicaid	58.9	59.5	58.7	59.4

Total	100.0%	100.0%	100.0%	100.0%

     Assisted Living Facilities. Within our assisted living facilities, we generate our revenue primarily from private pay sources, with a small portion earned from Medicaid or other state specific programs.
Ancillary Services Segment
     Rehabilitation Therapy. As of June 30, 2007, we provided rehabilitation therapy services to a total of 187 facilities, 64 of which were our facilities and 123 of which were unaffiliated facilities, compared to 153 facilities, 60 of which were our facilities and 93 of which were unaffiliated facilities as of June 30, 2006. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party skilled nursing facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered.

     Hospice. We provide hospice care in Texas and California. We derive substantially all of the revenue from our hospice business from Medicare reimbursement for hospice services.
Regulatory and Other Governmental Actions Affecting Revenue
     Our revenue is derived from services provided to patients in the following payor classes (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2007		2006		2007		2006
	Revenue	Percent of	Revenue	Percent of	Revenue	Percent of	Revenue	Percent of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Medicare	$56,134	37.1%	$47,903	36.5%	$111,421	37.6%	$94,074	36.7%
Medicaid	45,746	30.3	41,348	31.5	88,359	29.9	81,110	31.6
Managed Care	12,668	8.4	10,543	8.0	24,418	8.3	20,580	8.0
Private and Other	36,543	24.2	31,377	24.0	71,548	24.2	60,593	23.7

Total	$151,091	100.0%	$131,171	100.0%	$295,746	100.0%	$256,357	100.0%

     We derive a substantial portion of our revenue from the Medicare and Medicaid programs. For the six months ended June 30, 2007, we derived approximately 37.6% and 29.9% of our total revenue from the Medicare and Medicaid programs, respectively, and for the six months ended June 30, 2006, we derived approximately 36.7% and 31.6% of our total revenue from the Medicare and Medicaid programs, respectively. In addition, our rehabilitation therapy services, for which we receive payment from private payors, are significantly dependent on Medicare and Medicaid funding, as those private payors are often reimbursed by these programs.
     Medicare. Medicare is an exclusively federal program that primarily provides healthcare benefits to beneficiaries who are 65 years of age or older. It is a broad program of health insurance designed to help the nation’s elderly meet hospital, hospice, home health and other health care costs. Medicare coverage extends to certain persons under age 65 who qualify as disabled and those having end-stage renal disease.
     Medicare reimburses our skilled nursing facilities under a prospective payment system, or PPS, for inpatient Medicare Part A covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group, or RUG, category, that is based upon each patient’s acuity level. As of January 1, 2006, the RUG categories were expanded from 44 to 53, with increased reimbursement rates for treating higher acuity patients. The new rules also implemented a market basket increase that increased rates by 3.1% for fiscal year 2006. At the same time, Congress terminated certain temporary add on payments that were added in 1999 and 2000 as the nursing home industry came under financial pressure from prior Medicare cuts. Therefore, while Medicare payments to skilled nursing facilities were reduced by an estimated $1.02 billion because of the expiration of the temporary payment add-ons, this reduction was more than offset by a $510.0 million increase in payments resulting from the refined classification system and a $530.0 million increase resulting from updates to the payment rates in connection with the market basket index. While the federal fiscal year 2007 Medicare skilled nursing facility payment rates did not decrease payments to skilled nursing facilities, the loss of revenue associated with future changes in skilled nursing facility payments could, in the future, have an adverse impact on our financial condition or results of operations.
     On February 8, 2006, President Bush signed into law the Deficit Reduction Act of 2005, or DRA, which is expected to reduce Medicare and Medicaid payments to skilled nursing facilities by $100.0 million over five years (i.e., federal fiscal years 2006 to 2010). Among other things, the DRA included a reduction in the amount of bad debt reimbursement for skilled nursing facilities. Medicare reimburses providers for certain unpaid Medicare beneficiary coinsurance and deductibles, also known as bad debt. Under the

DRA’s revisions, for patients who are not full-benefit, dual-eligible individuals, allowable bad-debt amounts attributable to coinsurance under the Medicare program for a skilled nursing facility will be reduced to 70%. Allowable bad-debt amounts for patients who are full-benefit, dual-eligible individuals will continue to be paid at 100%. This reduction took place for Medicare cost reports beginning on or after October 1, 2005. In addition, under previously enacted federal law, caps on annual reimbursements for rehabilitation therapy became effective on January 1, 2006. The DRA directed the Centers for Medicare and Medicaid Services, or CMS, to create a process to allow exceptions to the therapy caps for certain medically necessary services provided after January 1, 2006 for patients with certain conditions or multiple complexities whose therapy is reimbursed under Medicare Part B. The majority of the residents in our skilled nursing facilities and patients served by our rehabilitation therapy agencies whose therapy is reimbursed under Medicare Part B have qualified for these exceptions. The Tax Relief and Health Care Act of 2006 extended these exceptions through the end of 2007. Unless further extended, these exceptions will expire on December 31, 2007.
     Also pursuant to DRA directives, CMS is required to establish a post-acute care payment reform demonstration by January 1, 2008. The goal of the initiative is to standardize patient assessment information from post-acute care settings, which includes skilled nursing facilities, long-term care hospitals, inpatient rehabilitation facilities and home health agencies, and to use this data to guide future payment policies in the Medicare program. The project will provide standardized information on patient health and functional status independent of post-acute care site of care and will examine resources and outcomes associated with treatment in each type of setting. The project is being completed in two phases: Phase I, scheduled to be completed by December 2007, includes developing a patient assessment tool and resource use tools, testing them in one market area, and selecting markets for further testing. Phase II, scheduled to begin in early 2008 and continuing through 2009, involves expanding the demonstration to 10 market areas. Although the agency is exploring the possibility of site-neutral payments for post-acute care, it remains unclear at this time how information from the project would be employed by CMS to guide future changes to payment policies for post-acute care, or how the change would impact reimbursement rates for skilled nursing facilities.
     On February 5, 2007, the Bush Administration released its fiscal year 2008 budget proposal, with legislative and administrative proposals that would reduce Medicare spending by $5.3 billion in fiscal year 2008 and $75.9 billion over five years. The budget would, among other things, freeze payments in fiscal year 2008 to skilled nursing facilities and reduce payment updates for hospice services. Of these proposals, $4.3 billion for 2008 and $65.6 billion over five years would require legislation to be implemented. Both the DRA and the 2008 budget proposal may result in reduced Medicare funding for skilled nursing facilities and other providers. For 2007, as part of a market basket adjustment implemented for increased cost of living, Medicare payments to skilled nursing facilities increase by an average of 3.1% over prior year rates.
     On July 31, 2007, CMS released its final rule on the fiscal year 2008 per diem payment rates for skilled nursing facilities. Under the final rule, CMS revises and rebases the skilled nursing facility market basket, resulting in a 3.3% market basket increase factor. Using this increase factor, the final rule increases aggregate payments to skilled nursing facilities nationwide by approximately $690 million. While CMS has calculated a market basket increase of 3.3% in its final rule, the President’s budget recommendation includes a proposal for a zero percent update to the skilled nursing facility market basket. To become effective, the President’s budget proposal would require legislation enacted by Congress. On August 1, 2007, the U.S. House of Representatives passed a bill that included a provision to eliminate the 3.3% market basket increase for 2008. The U.S. Senate did not include a similar provision in its companion bill. At this time, it is uncertain whether the legislation will be approved.
     Historically, adjustments to the reimbursement rates under Medicare have had a significant effect on our revenue. For a discussion of historic adjustments and recent changes to the Medicare program and related reimbursement rates, see “Business — Sources of Reimbursement” in our Registration Statement filed with the SEC and “Risk Factors — Risks Related to Our Business and Industry — Reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program could have a material adverse effect on our revenue, financial condition and results of operations” in Part II, Item 1A in this quarterly report.

     Medicaid. Medicaid is a state administered medical assistance program for the indigent, operated by the individual states with the financial participation of the federal government. Each state has relatively broad discretion in establishing its Medicaid reimbursement formulas and coverage of service, which must be approved by the federal government in accordance with federal guidelines. All states in which we operate cover long-term care services for individuals who are Medicaid eligible and qualify for institutional care. Medicaid payments are made directly to providers, who must accept the Medicaid reimbursement level as payment in full for services rendered. Rapidly increasing Medicaid spending, combined with slow state revenue growth, has led many states to institute measures aimed at controlling spending growth. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities in the states in which we operate. In addition, the DRA limited the circumstances under which an individual may become financially eligible for Medicaid and nursing home services paid for by Medicaid. The following summarizes the Medicaid regime in the principal states in which we operate.
•	California. In 2005, under State Assembly Bill 1629, California Medicaid, known as Medi-Cal, switched from a prospective payment system to a prospective cost-based system for free standing nursing facilities that is facility-specific-based upon the cost of providing care at that facility. State Assembly Bill 1629 included both a rate increase, as well as a quality assurance fee that is a provider tax. The provider tax is a mechanism for states to obtain additional federal funding for the state’s Medicaid program. State Assembly Bill 1629 is scheduled to expire, with its prospective cost-based system and quality assurance fee becoming inoperative, on July 31, 2008, unless a later enacted statute extends this date.

•	Texas. Texas has a prospective cost-based system that is facility specific based upon patient acuity mix for that facility.

•	Kansas. The Kansas Medicaid reimbursement system is prospective, cost based and is case mix adjusted for resident activity levels.

•	Missouri. The Missouri Medicaid reimbursement system is prospective and cost based. The facility specific rate is composed of five cost components: patient care; ancillary; administration; capital; and working capital.

•	Nevada. Nevada’s reimbursement system is prospective cost based, adjusted for patient acuity mix and designed to cover all costs except those currently associated with property, return on equity and certain ancillaries. Property cost is reimbursed at a prospective rate for each facility.
     The U.S. Department of Health and Human Services has established a Medicaid advisory commission charged with recommending ways in which Congress can restructure the program. The commission issued its report on December 29, 2006. The commission’s report included several recommendations that involved giving states greater discretion in the determination of eligibility, formulation of benefit packages, financing, and tying payment for services to quality measures. The commission also recommended to expand home and community-based care for seniors and the disabled.
     Managed Care. Our managed care patients consist of individuals who are insured by a third-party entity, typically called a senior HMO plan, or are Medicare beneficiaries who assign their Medicare benefits to a senior HMO plan.
     Private Pay and Other. Private pay and other sources consist primarily of individuals or parties who directly pay for their services or are beneficiaries of the Department of Veterans Affairs or hospice beneficiaries not enrolled in Medicare.
Critical Accounting Policies Update
     There have been no significant changes during the three- and six-month periods ended June 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Registration Statement on Form S-1 filed with the SEC.

Results of Operations
     The following table sets forth details of our revenue and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of sales and depreciation and amortization shown below)	75.1	75.0	74.6	74.4
Rent cost of sales	1.7	1.8	1.8	1.9

General and administrative	6.9	7.1	7.4	7.3
Depreciation and amortization	2.8	2.7	2.8	2.8

	86.5	86.6	86.6	86.4

Other income (expenses):
Interest expense	(10.5)	(8.9)	(9.4)	(8.9)
Premium on redemption of debt and write-off of related deferred financing costs	(5.1)	—	(2.6)	—
Interest income and other	0.5	0.2	0.3	0.2
Equity in earnings of joint venture	0.2	0.4	0.3	0.3
Change in fair value of interest rate hedge	—	0.1	—	—

Total other income (expenses), net	(14.9)	(8.2)	(11.4)	(8.4)

(Loss) income before (benefit) provision for income taxes	(1.4)	5.2	2.0	5.2
(Benefit) provision for income taxes	(0.4)	2.3	1.0	2.2

Net (loss) income	(1.0)%	2.9%	1.0%	3.0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Reconciliation of net (loss) income to EBITDA and Adjusted EBITDA (in thousands):
Net (loss) income	$(1,553)	$3,715	$3,101	$7,817
Interest expense, net of interest income and other	11,242	11,370	23,007	22,211
(Benefit) provision for income taxes	(556)	3,071	2,822	5,672
Depreciation and amortization expense	4,239	3,573	8,200	7,247

EBITDA	13,372	21,729	37,130	42,947
Change in fair value of interest rate hedge	—	(77)	33	(56)
Write-off of deferred financing costs related to redemption of debt	3,948	—	3,948	—
Premium on redemption of debt	7,700	—	7,700	—

Adjusted EBITDA	$25,020	$21,652	$48,811	$42,891

     We believe that the presentation of EBITDA and Adjusted EBITDA provide useful information to investors regarding our operational performance because they enhance an investor’s overall understanding of the financial performance and prospects for the future of our core business activities. Specifically, we believe that a report of EBITDA and Adjusted EBITDA provide consistency in our financial reporting and provides a basis for the comparison of results of core business operations between our current, past and future periods. EBITDA and Adjusted EBITDA are two of the primary indicators management uses for planning and forecasting in future periods, including trending and analyzing the core operating performance of our business from period-to-period without the effect of U.S. generally accepted accounting principles, or GAAP, expenses, revenues and gains (losses) that are unrelated to the day-to-day performance of our business. We also use EBITDA and Adjusted EBITDA to benchmark the performance of our business against expected results, to analyze year-over-year trends, as described below, and to compare our operating performance to that of our competitors.
     Management uses both EBITDA and Adjusted EBITDA to assess the performance of our core business operations, to prepare operating budgets and to measure our performance against those budgets on an administrative services, segment and a facility by facility level. We typically use Adjusted EBITDA for these purposes at the administrative services level (because the adjustments to EBITDA are not generally allocable to any individual business unit) and we typically use EBITDA to compare the operating performance of each skilled nursing and assisted living facility, as well as to assess the performance of our operating segments: long term care services, which includes the operation of our skilled nursing and assisted living facilities; and ancillary services, which includes our rehabilitation therapy and hospice businesses. EBITDA and Adjusted EBITDA are useful in this regard because they do not include such costs as interest expense, income taxes, depreciation and amortization expense and special charges, which may vary from business unit to business unit and period to period depending upon various factors, including the method used to finance the business, the amount of debt that we have determined to incur, whether a facility is owned or leased, the date of acquisition of a facility or business, the original purchase price of a facility or business unit or the tax law of the state in which a business unit operates. These types of charges are dependent on factors unrelated to our underlying business. As a result, we believe that the use of EBITDA and Adjusted EBITDA provide a meaningful and consistent comparison of our underlying business between periods by eliminating certain items required by GAAP which have little or no significance in our day-to-day operations.
     We also make capital allocations to each of our facilities based on expected EBITDA returns and establish compensation programs and bonuses for our executive management and facility level employees that are based upon the achievement of pre-established EBITDA and Adjusted EBITDA targets.
     We also use Adjusted EBITDA to determine compliance with our debt covenants and assess our ability to borrow additional funds to finance or expand our operations. The credit agreement governing our first lien term loan uses a measure substantially similar to Adjusted EBITDA as the basis for determining compliance with our financial covenants, specifically our minimum interest coverage ratio and our maximum total leverage ratio, and for determining the interest rate of our first lien term loan. The indenture governing our 11.0% senior subordinated notes also uses a substantially similar measurement for determining the amount of additional debt we may incur. For example, both our credit facility and the indenture for our 11.0% senior subordinated notes include adjustments for (i) gain or losses on the sale of assets, (ii) the write-off of deferred financing costs of redeemed debt; (iii) reorganization expenses; and (iv) fees and expenses related to the Transactions. Our non-compliance with these financial covenants could lead to acceleration of amounts under our credit facility. In addition, if we cannot satisfy certain financial covenants under the indenture for our 11.0% senior subordinated notes, we cannot engage in specified activities, such as incurring additional indebtedness or making certain payments. We are currently in compliance with our debt covenants.
     Despite the importance of these measures in analyzing our underlying business, maintaining our financial requirements, designing incentive compensation and for our goal setting both on an aggregate and facility level basis, EBITDA and Adjusted EBITDA are non-GAAP financial measures that have no standardized meaning defined by GAAP. Therefore, our EBITDA and Adjusted EBITDA measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•	they do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	they do not reflect any income tax payments we may be required to make;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	they are not adjusted for all non-cash income or expense items that are reflected in our consolidated statements of cash flows;

•	they do not reflect the impact on net income of charges resulting from certain matters we consider not to be indicative of our on-going operations; and

•	other companies in our industry may calculate these measures differently than we do, which may limit their usefulness as comparative measures.
     We compensate for these limitations by using them only to supplement both net income on a basis prepared in conformance with GAAP in order to provide a more complete understanding of the factors and trends affecting our business. We strongly encourage investors to consider net income (loss) determined under GAAP as compared to EBITDA and Adjusted EBITDA, and to perform their own analysis, as appropriate.

     Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     Revenue. Revenue increased $19.9 million, or 15.2%, to $151.1 million for the three months ended June 30, 2007 from $131.2 million for the three months ended June 30, 2006.
     Revenue in our long-term care services segment, comprising skilled nursing and assisted living facilities, increased $15.6 million, or 13.4%, to $131.9 million in the three months ended June 30, 2007 from $116.3 million in the three months ended June 30, 2006. The increase in the long-term care services segment revenue resulted from a $15.4 million, or 13.7%, increase in skilled nursing facilities revenue, and a $0.2 million, or 5.3%, increase in assisted living facilities revenue. Of the increase in skilled nursing facilities revenue, $8.7 million resulted from increased reimbursement rates from Medicare, Medicaid and managed care, as well as a higher patient acuity mix and $6.7 million resulted from increased occupancy. Our average daily Medicare rate increased 8.2% to $488 in the three months ended June 30, 2007 from $451 in the three months ended June 30, 2006 as a result of market increases provided under the Medicare program, as well as a shift to higher-acuity Medicare patients. Our average daily Medicaid rate increased 5.7% to $129 in the three months ended June 30, 2007 from $122 in the three months ended June 30, 2006, primarily due to increased Medicaid rates in California and Texas. Our private pay and other rates decreased by approximately 6.5% in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Our managed care rates increased by approximately 0.4% in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Our skilled mix increased to 24.7% in the three months ended June 30, 2007 from 23.7% for the three months ended June 30, 2006 as we continued marketing our capabilities to referral sources to attract high-acuity patients to our facilities and recent regulatory changes limited the type of patient that can be admitted to certain higher-cost post-acute care facilities. Our average daily number of patients increased 371, or 6.0%, to 6,597 in the three months ended June 30, 2007 from 6,226 in the three months ended June 30, 2006, primarily due to our acquisition of one healthcare facility in Nevada on June 16, 2006, one healthcare facility in Missouri on December 15, 2006, and three healthcare facilities in Missouri on April 1, 2007.
     Revenue from external customers in our ancillary services segment increased $4.3 million, or 29.2%, to $19.1 million in the three months ended June 30, 2007, compared to $14.8 million in the three months ended June 30, 2006. The increase in our ancillary services segment revenue resulted from a $3.6 million, or 26.3%, increase in our rehabilitation therapy services revenue and a $0.7 million, or 63.6%, increase in our hospice business revenue. Of the $3.6 million increase in rehabilitation therapy services revenue, $3.0 million resulted from an increase in the number of rehabilitation therapy contracts with third-party facilities, with the remaining $0.6 million resulting primarily from increased services under existing third-party contracts. Increased services under existing third-party contracts primarily resulted from increases in volume at the facilities and, to a lesser extent, the timing of contract execution during the periods, with some contracts entered into during the second quarter of 2006 being in effect for the full second quarter of 2007.
     Cost of Services Expenses. Our cost of services expenses increased $15.1 million, or 15.3%, to $113.5 million, or 75.1% of revenue, in the three months ended June 30, 2007 from $98.4 million, or 75.0% of revenue, in the three months ended June 30, 2006.
     Cost of services expenses for our long-term care services segment increased $10.7 million, or 11.7%, to $101.8 million, or 77.2% of revenue, in the three months ended June 30, 2007 from $91.1 million, or 78.4% of revenue, in the three months ended June 30, 2006.
     The increase in long-term care services segment cost of services expenses resulted from a $10.4 million, or 11.7%, increase in cost of services expenses at our skilled nursing facilities and a $0.3 million, or 12.5%, increase in cost of services expenses at our assisted living facilities.
     Of the increase in cost of services expenses at our skilled nursing facilities, $5.3 million resulted from operating costs per patient day increasing $8 to $165 in the three months ended June 30, 2007 from $157 in the three months ended June 30, 2006 and $5.1 million resulted from increased occupancy. The

$5.3 million increase in operating costs as a result of increased operating costs per patient day primarily resulted from increased labor costs of $2.4 million, due to an average hourly rate increase of 3.9% and increased staffing, primarily in the nursing area, to respond to increased acuity levels, an increase in ancillary expenses, such as pharmacy and therapy costs, due to an increase in the mix of higher acuity patients of $2.6 million and a net increase in other expenses, such as supplies, food, taxes and licenses, insurance and utilities of $0.3 million, due to increased purchasing costs. The increase in occupancy resulted in increased operating costs of $5.1 million, in which the average daily number of patients increased by 371 to 6,597 in the three months ended June 30, 2007 from 6,226 in the three months ended June 30, 2006, due to our 2006 acquisitions of four healthcare facilities in Missouri and one healthcare facility in Nevada, as well as three Missouri healthcare facilities in April 2007.
     Cost of services expenses in our ancillary services segment, prior to any intercompany eliminations, increased $6.3 million, or 31.0%, to $26.6 million, or 78.4% of revenue, from both internal and external customers, in the three months ended June 30, 2007 from $20.3 million, or 73.7% of revenue, from both internal and external customers, in the three months ended June 30, 2006. The increase in ancillary services segment cost of services expenses resulted from a $5.9 million, or 30.7%, increase in cost of services expenses related to our rehabilitation therapy services business to $25.1 million, or 78.0% of revenue, from both internal and external customers, in the three months ended June 30, 2007 from $19.2 million, or 72.7% of revenue, from both internal and external customers, in the three months ended June 30, 2006, and a $0.4 million, or 36.4%, increase in cost of services expenses related to our hospice business. The increase in cost of services expenses in our rehabilitation therapy services business primarily resulted from the increased activity under third-party rehabilitation therapy contracts discussed above. The increase in hospice operating costs related to the increase in hospice revenue of 63.6%.
     Rent Cost of Sales. Rent cost of sales increased by $0.2 million, or 9.8%, to $2.5 million in the three months ended June 30, 2007 from $2.3 million in the three months ended June 30, 2006. This increase was primarily caused by the June 2006 acquisition of a leased healthcare facility in Nevada, partially offset by the February 2007 acquisition of a previously leased facility.
     General and Administrative Services Expenses. Our general and administrative services expenses increased $1.1 million, or 11.9%, to $10.4 million, or 6.9% of revenue, in the three months ended June 30, 2007 from $9.3 million, or 7.1% of revenue, in the three months ended June 30, 2006. The increase in our general and administrative expenses resulted from increased professional fees of $1.0 million in 2007, primarily in the areas of accounting and audit services and legal fees incurred in preparation for our initial public offering in May 2007, as well as professional tax services and payroll services. Other expenses increased $0.1 million.
     Depreciation and Amortization. Depreciation and amortization increased by $0.6 million, or 18.6%, to $4.2 million in the three months ended June 30, 2007 from $3.6 million in the three months ended June 30, 2006. This increase primarily resulted from increased depreciation related to our acquisitions of one healthcare facility in Nevada in June 2006, one healthcare facility in Missouri in December 2006 and three healthcare facilities in Missouri in April 2007.
     Interest Expense. Interest expense increased by $0.3 million, or 2.7%, to $11.9 million in the three months ended June 30, 2007 from $11.6 million in the three months ended June 30, 2006. The increase in our interest expense was primarily due to the average debt for the three months ended June 30, 2007 increasing by $16.6 million to $483.0 million from $466.4 million for the three months ended June 30, 2006. The average interest rate on our debt decreased to 9.0% for the three months ended June 30, 2007 from 9.2% for the same period in 2006. Debt increased primarily as a result of borrowings made to fund acquisitions, offset by the use of IPO proceeds to redeem $70.0 million of our 11.0% senior subordinated notes and to pay down $36.0 million of our revolving credit facility. We incurred $0.3 million of penalty interest on our 11.0% senior subordinated notes as a result of the notes not being publicly registered until May 2007.

     Premium on Redemption of Debt and Write-off of Related Deferred Financing Costs. Premium on redemption of debt and write-off of related deferred financing costs of extinguished debt was $11.6 million in the three months ended June 30, 2007, with no comparable amount in the year ago period. In June 2007, we redeemed $70.0 million of our 11.0% senior subordinated notes before their scheduled maturities. These notes had an interest rate of 11.0% and a maturity date of 2014. We recorded a redemption premium of $7.7 million, as well as write-offs of $3.6 million of unamortized debt costs and $0.3 of original issue discount associated with this redemption of debt.
     Interest Income and Other. Interest income and other increased by $0.5 million, or 182.6%, to $0.7 million in the three months ended June 30, 2007 from $0.2 million in the three months ended June 30, 2006. This increase was primarily due to interest income earned on IPO proceeds which were held for one month until the $70.0 million of 11.0% senior subordinated notes were redeemed.
     (Benefit from) Provision for Income Taxes. Benefit from income taxes for the three months ended June 30, 2007 was $0.6 million, or 26.4% of loss before benefit from income taxes. The tax benefit rate of 26.4% consisted of our effective tax rate, offset by the recording of interest expense on our tax contingency reserves incurred for the three months ended June 30, 2007 in accordance with FIN 48. Provision for income taxes for the three months ended June 30, 2006 was $3.1 million, or 45.3% of income before provision for income taxes.
     EBITDA. EBITDA decreased by $8.3 million, or 38.5%, to $13.4 million in the three months ended June 30, 2007 from $21.7 million in the three months ended June 30, 2006. The $8.3 million decrease was primarily related to the $19.9 million increase in revenue discussed above, offset by the $15.1 million increase in cost of services expenses discussed above, the $0.2 million increase in rent cost of sales discussed above, the $1.1 million increase in general and administrative services expenses discussed above, the $11.6 million charges related to the premium on early retirement of debt and write-off of deferred financing costs of extinguished debt discussed above, as well as a $0.2 million increase in other expense items.
     EBITDA for our long-term care services segment increased by $3.9 million, or 23.0%, to $20.7 million in the three months ended June 30, 2007 from $16.8 million in the three months ended June 30, 2006. The $3.9 million increase was primarily related to the $15.6 million increase in revenue in our long-term care services segment discussed above, offset by the $10.7 million increase in cost of services in our long-term care services segment expenses discussed above and an increase in rent cost of sales of $1.1 million, primarily due to additional facilities.
     EBITDA for our ancillary services segment increased by $0.2 million, or 3.8%, to $4.9 million in the three months ended June 30, 2007 from $4.7 million in the three months ended June 30, 2006. The $0.2 million increase was primarily related to the $4.3 million increase in our ancillary services segment revenue discussed above, as well as a $2.2 million increase in intercompany revenue, primarily related to an increase in the volume of rehabilitation therapy services provided to our skilled nursing facilities, offset by the $6.3 million increase in cost of services in our ancillary services segment expenses discussed above.
     Net (Loss) Income. Net loss for the three months ended June 30, 2007 was $1.6 million, compared to net income of $3.7 million for the three months ended June 30, 2006, a decrease of $5.3 million. The $5.3 million decrease was primarily related to the $3.7 million decrease in income taxes discussed above, as well as an increase in interest income and other of $0.5 million discusses above, offset by the $0.3 million increase in interest expense discussed above, the $11.6 million premium on the redemption of debt and write-off of deferred financing costs of extinguished debt discussed above, the $8.3 million decrease in EBITDA discussed above, and the increase in depreciation and amortization of $0.6 million discussed above. The most material factors that contributed to the decrease in net income in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 were the premium paid on the redemption of debt and write-off of deferred financing costs.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     Revenue. Revenue increased $39.3 million, or 15.4%, to $295.7 million for the six months ended June 30, 2007 from $256.4 million for the six months ended June 30, 2006.

     Revenue in our long-term care services segment, comprised of skilled nursing and assisted living facilities, increased $29.9 million, or 13.1%, to $257.9 million in the six months ended June 30, 2007 from $228.0 million in the six months ended June 30, 2006. The increase in long-term care services segment revenue resulted from a $29.6 million, or 13.4%, increase in skilled nursing facilities revenue, and a $0.3 million, or 3.9%, increase in assisted living facilities revenue. Of the increase in skilled nursing facilities revenue, $17.0 million resulted from increased reimbursement rates from Medicare, Medicaid, managed care and private pay sources, as well as a higher patient acuity mix and $12.6 million resulted from increased occupancy. Our average daily Medicare rate increased 8.5% to $484 in the six months ended June 30, 2007 from $446 in the six months ended June 30, 2006 as a result of market increases provided under the Medicare program, as well as a shift to higher-acuity Medicare patients. Our average daily Medicaid rate increased 4.1% to $127 in the six months ended June 30, 2007 from $122 in the six months ended June 30, 2006, primarily due to increased Medicaid rates in California and Texas. Our private pay and other rates increased by approximately 6.0% in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Our managed care rates increased by approximately 1.4% in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Our skilled mix increased to 25.0% in the six months ended June 30, 2007 from 24.0% for the six months ended June 30, 2006 as we continued marketing our capabilities to referral sources to attract high-acuity patients to our facilities and recent regulatory changes limited the type of patient that can be admitted to certain higher-cost post-acute care facilities. Our average daily number of patients increased 352, or 5.7%, to 6,493 in the six months ended June 30, 2007 from 6,141 in the six months ended June 30, 2006 due to our March 2006 acquisitions of three healthcare facilities in Missouri, our June 2006 acquisition of one healthcare facility in Nevada, our December 2006 acquisition of one healthcare facility in Missouri and our April 2007 acquisition of three healthcare facilities in Missouri.
     Revenue from external customers in our ancillary services segment increased $9.3 million, or 33.1%, to $37.6 million in the six months ended June 30, 2007, compared to $28.3 million in the six months ended June 30, 2006. The increase in our ancillary services segment revenue resulted from a $7.8 million, or 29.5%, increase in our rehabilitation therapy services revenue and a $1.5 million, or 78.9%, increase in our hospice business revenue. Of the $7.8 million increase in rehabilitation therapy services revenue, $5.3 million resulted from an increase in the number of rehabilitation therapy contracts with third-party facilities, with the remaining $2.5 million resulting primarily from increased services under existing third-party contracts. Increased services under existing third-party contracts primarily resulted from increases in volume at the facilities and, to a lesser extent, the timing of contract execution during the periods, with some contracts entered into during the first half of 2006 being in effect for the full first half of 2007.
     Cost of Services Expenses. Our cost of services expenses increased $30.0 million, or 15.7%, to $220.7 million, or 74.6% of revenue, in the six months ended June 30, 2007 from $190.7 million, or 74.4% of revenue, in the six months ended June 30, 2006.
     Cost of services expenses for our long-term care services segment increased $21.9 million, or 12.4% to $198.2 million, or 76.9% of revenue, in the six months ended June 30, 2007 from $176.3 million, or 77.3% of revenue, in the six months ended June 30, 2006.
     The increase in long-term care services segment cost of services expenses resulted from a $21.6 million, or 12.6%, increase in cost of services expenses at our skilled nursing facilities and a $0.3 million, or 6.0%, increase in cost of services expenses at our assisted living facilities.
     Of the increase in cost of services expenses at our skilled nursing facilities, $11.2 million resulted from operating costs per patient day increasing $10 to $164 in the six months ended June 30, 2007 from $154 in the six months ended June 30, 2006 and $10.4 million resulted from increased occupancy. The $11.2 million increase in operating costs as a result of increased operating costs per patient day primarily resulted from increased labor costs of $4.7 million, due to an average hourly rate increase of 4.3% and increased staffing, primarily in the nursing area, to respond to increased acuity levels, an increase in ancillary expenses, such as pharmacy and therapy costs due to an increase in the mix of higher acuity patients of $5.2 million and net increases in other expenses, such as supplies, food, taxes and licenses, insurance and utilities of $1.3 million, due to increased purchasing costs. The increase in occupancy resulted in increased operating costs of $10.4 million, in which the average daily number of patients increased by 352 to 6,493 in the six months ended June 30, 2007 from 6,141 in the six months ended June 30, 2006, due to our 2006 acquisitions of four healthcare facilities in Missouri and one healthcare facility in Nevada, as well as three Missouri healthcare facilities in April 2007.
     Cost of services expenses in our ancillary services segment, prior to any intercompany eliminations, increased $11.9 million, or 29.8%, to $51.8 million, or 77.4% of revenue, from both internal and external customers, in the six months ended June 30, 2007 from $39.9 million, or 75.6% of revenue, from both internal and external customers, in the six months ended June 30, 2006. The increase in ancillary services segment cost of services expenses resulted from a $10.8 million, or 28.4%, increase in cost of services expenses related to our rehabilitation therapy services business to $48.8 million, or 76.8% of revenue, from both internal and external customers, in the six months ended June 30, 2007 from $38.0 million, or 74.6% of revenue, from both internal and external customers, in the six months ended June 30, 2006, and a $1.1 million, or 57.9%, increase in cost of services expenses related to our hospice business. The increase in cost of services expenses in our rehabilitation therapy services business primarily resulted from the increased activity under third-party rehabilitation therapy contracts discussed above. The increase in hospice operating costs related to the increase in hospice revenue of 78.9%.
     Rent Cost of Sales. Rent cost of sales increased by $0.4 million, or 9.8%, to $5.2 million in the six months ended June 30, 2007 from $4.8 million in the six months ended June 30, 2006. This increase was primarily caused by the June 2006 acquisition of a leased healthcare facility in Nevada, partially offset by the February 2007 acquisition of a previously leased facility.
     General and Administrative Services Expenses. Our general and administrative services expenses increased $3.0 million, or 16.1%, to $21.9 million, or 7.4% of revenue, in the six months ended June 30, 2007 from $18.9 million, or 7.3% of revenue, in the six months ended June 30, 2006. The increase in our general and administrative expenses resulted from increased compensation and benefits of $1.3 million as we added administrative service personnel. Professional fees also increased $1.9 million in 2007, primarily in the areas of accounting and audit services and legal fees incurred in preparation for becoming a public reporting company. Other expenses decreased $0.2 million.
     Depreciation and Amortization. Depreciation and amortization increased by $1.0 million, or 13.2%, to $8.2 million in the six months ended June 30, 2007 from $7.2 million in the six months ended June 30, 2006. This increase primarily resulted from increased depreciation related to our March and December 2006 acquisitions of four healthcare facilities in Missouri, one healthcare facility in Nevada in June 2006 and three healthcare facilities in Missouri in April 2007.
     Interest Expense. Interest expense increased by $1.2 million, or 4.9%, to $24.0 million in the six months ended June 30, 2007 from $22.8 million in the six months ended June 30, 2006. The increase in our interest expense was primarily due to an increase in average debt for the six months ended June 30, 2007 of $14.0 million to $481.5 million from $467.5 million for the six months ended June 30, 2006. The average interest rate on our debt increased to 9.1% for the six months ended June 30, 2007 from 9.0% for the same period in 2006. Debt increased primarily as a result of borrowings made to fund acquisitions, offset by the use of IPO proceeds to redeem $70.0 million of our 11.0% senior subordinated notes and to pay down $36.0 million of our revolving credit facility. We incurred $0.6 million of penalty interest on our 11.0% senior subordinated notes as a result of the notes not being publicly registered until May 2007.
     Premium on Redemption of Debt and Write-off of Related Deferred Financing Costs. Premium on redemption of debt and write-off of related deferred financing costs was $11.6 million in the six months ended June 30, 2007, with no comparable amount in the year ago period. In June 2007, we redeemed $70.0 million of our 11.0% senior subordinated notes before their scheduled maturities. These notes had an interest rate of 11.0% and a maturity date of 2014. We recorded a redemption premium of $7.7 million, as well as write-offs of $3.6 million of unamortized debt costs and $0.3 of original issue discount associated with this redemption of debt.

     Interest Income and Other. Interest income and other increased by $0.4 million, or 61.0%, to $1.0 million in the six months ended June 30, 2007 from $0.6 million in the six months ended June 30, 2006. This increase was primarily due to interest income earned on IPO proceeds which were held for one month until the $70.0 million of 11.0% senior subordinated notes were redeemed.
     Provision for Income Taxes. Provision for income taxes for the six months ended June 30, 2007 was $2.8 million, or 47.6% of income before income tax, a decrease of $2.9 million from provision for income taxes of $5.7 million, or 42.0% of income before income tax, for the six months ended June 30, 2006. The increase in our tax rate was primarily the result of recording interest expense on our tax contingency reserves incurred for the six months ended June 30, 2007 in accordance with FIN 48.
     EBITDA. EBITDA decreased by $5.8 million, or 13.5%, to $37.1 million in the six months ended June 30, 2007 from $42.9 million in the six months ended June 30, 2006. The $5.8 million decrease was primarily related to the $39.3 million increase in revenue discussed above, offset by the $30.0 million increase in cost of services expenses discussed above, the $0.4 million increase in rent cost of sales discussed above, the $3.0 million increase in general and administrative services expenses discussed above, and the $11.6 million charges related to the premium on early retirement of debt and write-off of deferred financing costs of extinguished debt discussed above.
     EBITDA for our long-term care services segment increased by $6.1 million, or 17.2%, to $41.4 million in the six months ended June 30, 2007 from $35.3 million in the six months ended June 30, 2006. The $6.1 million increase was primarily related to the $29.9 million increase in revenue in our long-term care services segment discussed above, offset by the $21.9 million increase in cost of services in our long-term care services segment expenses discussed above, and an increase in rent cost of sales of $1.9 million, primarily due to additional facilities.
     EBITDA for our ancillary services segment increased by $1.9 million, or 22.8% to $10.0 million in the six months ended June 30, 2007 from $8.1 million in the six months ended June 30, 2006. The $1.9 million increase was primarily related to the $9.3 million increase in our ancillary services segment revenue discussed above, as well as a $4.8 million increase in intercompany revenue, primarily related to an increase in the volume of rehabilitation therapy services provided to our skilled nursing facilities, offset by the $11.9 million increase in cost of services in our ancillary services segment expenses discussed above, and a $0.5 million increase in general and administrative services expenses.
     Net Income. Net income decreased by approximately $4.7 million, or 60.3%, to $3.1 million for the six months ended June 30, 2007 from $7.8 million for the six months ended June 30, 2006. The $4.7 million decrease was primarily related to the $2.9 million decrease in income taxes discussed above, as well as the increase in interest income and other of $0.4 million discussed above, offset by the $1.2 million increase in interest expense discussed above, the $11.6 million premium on the redemption of debt and write-off of related deferred financing costs discussed above, the $5.8 million decrease in EBITDA discussed above, and the increase in depreciation and amortization of $1.0 million discussed above. The most material factors that contributed to the decrease in net income in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 were the premium paid on the redemption of debt and write-off of related deferred financing costs.
Liquidity and Capital Resources
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     Our principal sources of liquidity are cash generated by operating activities and borrowings under our credit facility.
     Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including write-off of deferred financing costs and extinguishment of debt, depreciation, amortization, stock-based compensation as well as the effect of changes in working capital and other activities. Cash provided by operating activities in the six months ended June 30, 2007 was $7.7 million and consisted of net income of $3.1 million, adjustments for non-cash items of $21.9 million and $17.3 million used by working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $6.0 million, a $16.5 million reduction in accounts payable and accrued liabilities and an $11.3 million increase in other long-term liabilities. The reduction in accounts payable and accrued liabilities and the increase in other long-term liabilities was primarily the result of an $11.1 million reclassification from accrued income tax contingencies to other long-term liabilities as a result of our adoption of the provisions of FIN No. 48.
     Cash provided by operating activities in the six months ended June 30, 2006 was $20.2 million and consisted of net income of $7.8 million, adjustments for non-cash items of $11.0 million and $1.4 million used by working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $15.5 million, offset by an increase in accounts payable and accrued liabilities of $11.1 million.
     Cash used in investing activities in the six months ended June 30, 2007 of $54.4 million was primarily attributable to the acquisition of healthcare facilities for $36.7 million, capital expenditures of $12.6 million and cash distributed related to the Onex transaction of $7.3 million, of which $6.3 million was used to pay our former stockholders for amounts paid to the Internal Revenue Service in excess of the 2006 tax amounts on our tax return for the period ended December 27, 2005 and $1.0 million was used to fund an escrow account for the satisfaction of certain tax liabilities that arose prior to the date of the Onex transaction. The Onex transaction refers to the acquisition of Skilled Healthcare Group, Inc., our predecessor company and formerly known as Fountain View, Inc. (“SHG”), by SHG Acquisition Corp. (“Acquisition”), effective December 27, 2005, pursuant to that certain agreement and plan of merger, entered into in October 2005, by the Company, SHG, Acquisition and SHG’s former sponsor, Heritage Fund II LP and related investors.
     Cash used in investing activities in the six months ended June 30, 2006 of $46.4 million was primarily attributable to the acquisition of healthcare facilities for $34.0 million and capital expenditures of $8.0 million.
      Cash provided by financing activities in the six months ended June 30, 2007 of $46.1 million primarily reflects the proceeds of our initial public offering, net of expenses, of $116.8 million, offset by the redemption of $70.0 million of our subordinated debt and the associated $7.7 million early redemption premium. In addition, net borrowings on our line of credit for the six months ended June 30, 2007 were $10.5 million.
     Cash used in financing activities in the six months ended June 30, 2006 of $1.4 million consisted primarily of scheduled repayments of long-term debt and capital leases.
Principal Debt Obligations and Capital Expenditures
     We are significantly leveraged. As of June 30, 2007, we had $408.6 million in aggregate indebtedness outstanding, consisting of $129.3 million principal amount of our 11.0% senior subordinated notes (net of the unamortized portion of the original issue discount of $0.7 million), a $254.8 million first lien senior secured term loan that matures on June 15, 2012, $19.0 million principal amount outstanding under our $100.0 million revolving credit facility that matures on June 15, 2010, and capital leases and other debt of approximately $5.5 million. Furthermore, we have $4.2 million in outstanding letters of credit against our $100.0 million revolver, leaving approximately $76.8 million of additional borrowing capacity under our amended senior secured credit facility. For the six-month period ended June 30, 2007, our interest expense, net of interest income and other, was $23.0 million.
     We must maintain compliance with standard financial covenants measured on a quarterly basis, including an interest coverage minimum ratio as well as a total maximum leverage ratio. The covenants also include annual and lifetime limitations, including the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Furthermore, in addition to a $2.6 million annual permanent reduction requirement, we must permanently reduce the principal amount of debt outstanding by applying the proceeds from any asset sale, insurance or condemnation payments, additional indebtedness or equity securities issuances, and 25% to 50% of excess cash flows from operations based on the leverage ratio then in effect. We were in compliance with our debt covenants as of June 30, 2007.

     Substantially all of our subsidiaries guarantee our 11.0% senior subordinated notes, the first lien senior secured term loan and our revolving credit facility. We have no independent assets or operations and the guarantees provided by our subsidiaries are full and unconditional and joint and several. Other subsidiaries that are not guarantors are considered minor.
     We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We expect to spend on average about $400 per annum per licensed bed for each of our skilled nursing facilities and $400 per unit at each of our assisted living facilities. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to between $8.0 million and $12.0 million in capital expenditures per annum on our existing facilities. We are continuing with the expansion of our Express Recoverytm units. We expect to open an additional 11 units before December 31, 2007, bringing our total to 35 units with more than 1,100 beds or about 14.1% of our total SNF beds. We plan on further Express Recoverytm unit expansions into 2008, as we continue to selectively target additional markets to accommodate high-acuity patients. These units cost between $0.4 million and $0.6 million for each Express Recoverytm unit. We have extended our relationship with Baylor Healthcare System, which offers us the right to build on Baylor acute campuses. We currently have three Baylor facilities we are in the process of developing, including two 136-bed skilled nursing facilities in each of downtown Dallas and Fort Worth, and an additional 120- to 136-bed facility in a northern suburb of Dallas. We are also in the process of developing two additional assisted living facilities in our Kansas City market, much like the facility we recently opened in Ottawa, Kansas. We expect the majority of these facilities to be completed by mid-2009. We anticipate total capital expenditures for 2007 to range from $35.0 million to $38.0 million.
     Based upon our current level of operations, we believe that cash generated from operations, cash on hand and borrowings available to us will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next 12 months. On July 31, 2007, the Company and certain affiliates of Laurel Healthcare Providers, LLC, entered into definitive agreements, pursuant to which we will acquire substantially all the assets and assume the operations of several inter-related companies related to ten skilled nursing facilities and a hospice company, all of which are located in or around Albuquerque, New Mexico, for approximately $51.5 million. We intend to fund this acquisition by borrowing under our revolving credity facility. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including our amended senior secured credit facilities and our 11.0% senior subordinated notes, or make anticipated capital expenditures. One element of our business strategy is to selectively pursue acquisitions and strategic alliances. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary, to fund capital expenditures and potential acquisitions or for other purposes. Our future operating performance, ability to service or refinance our 11.0% senior subordinated notes and ability to service and extend or refinance our new senior secured credit facilities and our 11.0% senior subordinated notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
Other Factors Affecting Liquidity and Capital Resources
     Medical and Professional Malpractice and Workers’ Compensation Insurance. In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. To protect ourselves from the cost of these claims, we maintain professional liability and general liability as well as workers’ compensation insurance in amounts and with deductibles that we believe to be sufficient for our operations. Historically, unfavorable pricing and availability trends emerged in the professional liability and workers’ compensation insurance market and the insurance market in general that caused the cost of these liability coverages to generally increase dramatically. Many insurance underwriters became more selective in the insurance limits and types of coverage they would provide as a result of rising settlement costs and the significant failures of some nationally known insurance underwriters. As a result, we experienced substantial changes in our professional insurance program beginning in 2001. Specifically, we were required to assume substantial self-insured retentions for our professional liability claims. A self-insured retention is a minimum amount of damages and expenses (including legal fees) that we must pay for each claim. We use actuarial methods to estimate the value of the losses that may occur within this self-insured retention level and we are required under our workers’ compensation insurance agreements to post a letter of credit or set aside cash in trust funds to securitize the entire estimated losses that we will assume. Because of the high retention levels, we cannot predict with absolute certainty the actual amount of the losses we will assume and pay.
     We estimate our professional liability and general liability reserve on a quarterly basis and our workers’ compensation reserve on a semi annual basis, based on actuarial analysis using the most recent trends of claims, settlements and other relevant data from our own and our industry’s loss history. Based upon this analysis, at June 30, 2007, we had reserved $34.9 million for known or unknown or potential uninsured professional liability and general liability and $11.4 million for workers’ compensation claims. We have estimated that we may incur approximately $16.4 million for professional and general liability claims and $3.0 million for workers’ compensation claims, for a total of approximately $19.4 million to be payable within the next 12 months; however, there are no set payment schedules and we cannot assure you that the payment amount in 2007 will not be significantly larger. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future malpractice or workers’ compensation insurance will be available at a reasonable price or that we will not have to further increase our levels of self-insurance.
     Inflation. We derive a substantial portion of our revenue from the Medicare program. We also derive revenue from state Medicaid and similar reimbursement programs. Payments under these programs generally provide for reimbursement levels that are adjusted for inflation annually based upon the state’s fiscal year for the Medicaid programs and in each October for the Medicare program. However, we cannot assure you that these adjustments will continue in the future, or if received, will reflect the actual increase in our costs for providing healthcare services.
     Labor and supply expenses make up a substantial portion of our cost of services expenses. Those expenses can be subject to increase in periods of rising inflation and when labor shortages occur in the marketplace. To date, we have generally been able to implement cost control measures or obtain increases in reimbursement sufficient to offset increases in these expenses. We cannot assure you that we will be successful in offsetting future cost increases.
     Seasonality. Our business experiences slight seasonality as a result of variation in average daily census levels, with historically the highest average daily census in the first quarter of the year and the lowest average daily census in the third quarter of the year. In addition, revenue has typically increased in the fourth quarter of the year on a sequential basis due to annual increases in Medicare and Medicaid rates that typically have been implemented during that quarter.
Off Balance Sheet Arrangements
     As of June 30, 2007, we had no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates. We routinely monitor our risks associated with fluctuations in interest rates and consider the use of derivative financial instruments to hedge these exposures. We do not enter into derivative financial instruments for trading or speculative purposes, nor do we enter into energy or commodity contracts. There have been no material changes in interest rate risk since December 31, 2006 as discussed in our Registration Statement filed with the SEC.

Item 4. Controls and Procedures
Not applicable. See Item 4T below.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     We are not yet required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We will be required to comply with Section 404 for the first time, and will be required to provide a management report on internal control over financial reporting and an independent registered public accounting firm attestation report on internal controls in connection with our Annual Report on Form 10-K for the year ending December 31, 2008. While we are not yet required to comply with Section 404 for this reporting period, in order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management has engaged outside consultants and adopted a project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.
Internal Control Over Financial Reporting
     During the quarter ended June 30, 2007, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     We are involved in legal proceedings and regulatory enforcement investigations from time to time in the ordinary course of our business. We do not believe the outcome of these proceedings and investigations will have a material adverse effect on our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
     Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements.” These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this filing, except as required by law.
Risks Related to Our Business and Industry
Reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program could have a material adverse effect on our revenue, financial condition and results of operations.
     Medicare is our largest source of revenue, accounting for 37.1% and 36.5% of our total revenue during the three months ended June 30, 2007 and 2006, respectively, and 37.6% and 36.7% during the six months ended June 30, 2007 and 2006, respectively. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of our rehabilitation therapy services, are themselves reimbursed by Medicare. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, our business and results of operations will be adversely affected.
     The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenues and operating margins. Prior reductions in governmental reimbursement rates partially contributed to our bankruptcy filing under Chapter 11 of the United States Bankruptcy Code in October 2001.
     Budget pressures often lead the federal government to place limits on reimbursement rates under Medicare. For instance, the Deficit Reduction Act of 2005, or DRA, included provisions that are expected to reduce Medicare and Medicaid payments to skilled nursing facilities by $100.0 million over five years (i.e., federal fiscal years 2006 through 2010). Also, effective January 1, 2006, there are caps on the annual amount that Medicare Part B will pay for physical and speech language therapy and occupation therapy for any given patient. Despite certain exceptions applicable through the end of 2007, these caps may result in decreased demand for rehabilitation therapy services for beneficiaries whose therapy would have been reimbursed under Part B but for the caps. This decrease in demand could be exacerbated if the exceptions to the caps expire and are not continued beyond December 31, 2007.
     In addition, the federal government often changes the rules governing the Medicare program, including those governing reimbursement. Changes that could adversely affect our business include:
•	administrative or legislative changes to base rates or the bases of payment;

•	limits on the services or types of providers for which Medicare will provide reimbursement;

•	the reduction or elimination of annual rate increases; or

•	an increase in co-payments or deductibles payable by beneficiaries.
     On February 5, 2007, President Bush submitted his proposed 2008 budget to Congress. Through legislative and regulatory action, the President proposes to reduce Medicare spending by $5.3 billion in fiscal year 2008 and by $75.9 billion over five years. The budget would, among other things, freeze payments to skilled nursing facilities in 2008 and reduce payment updates for hospice services. The President also proposes to eliminate bad debt reimbursement for unpaid beneficiary cost sharing over four years for all providers, including skilled nursing facilities. Medicare currently pays 70% of unpaid beneficiary co-payments and deductibles to skilled nursing facilities.
     Given the history of frequent revisions to the Medicare program and its reimbursement rates and rules, we may not continue to receive reimbursement rates from Medicare that sufficiently compensate us for our services. Limits on reimbursement rates or the scope of services being reimbursed could have a material adverse effect on our revenues, financial condition and results of operations. For a more comprehensive description of recent changes in reimbursement rates provided by Medicare, see “Business — Sources of Reimbursement — Medicare” in our Registration Statement filed with the SEC.
We expect the federal and state governments to continue their efforts to contain growth in Medicaid expenditures, which could adversely affect our revenue and profitability.
     We receive a significant portion of our revenue from Medicaid, which accounted for 30.3% and 31.5% of our total revenue during the three months ended June 30, 2007 and 2006, respectively, and 29.9% and 31.6% in the six months ended June 30, 2007 and 2006, respectively. In addition, many private payors for our rehabilitation therapy services are reimbursed under the Medicaid program. Accordingly, if Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program that are disadvantageous to our business or industry, our business and results of operations could be adversely affected.
     Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending. For example, the DRA included several measures that are expected to reduce Medicare and Medicaid payments to skilled nursing facilities by $100.0 million over five years. These included limiting the circumstances under which an individual may become financially eligible for nursing home services under Medicaid, which could result in fewer patients being able to afford our services. In addition, the presidential budget submitted for federal fiscal year 2008 includes proposed reform of the Medicaid program to cut a total of $25.7 billion in Medicaid expenditures over the next five years.
     We expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities both by the states in which we operate and by the federal government. These may take the form of both direct decreases in reimbursement rates or in rule changes that limit the beneficiaries, services or providers eligible to receive Medicaid benefits. For a description of currently proposed reductions in Medicaid expenditures and a description of the implementation of the Medicaid program in the states in which we operate, see “Business — Sources of Reimbursement — Medicaid” in our Registration Statement filed with the SEC.

Recent federal government proposals could limit the states’ use of provider tax programs to generate revenue for their Medicaid expenditures, which could result in a reduction in our reimbursement rates under Medicaid.
     To generate funds to pay for the increasing costs of the Medicaid program, many states utilize financial arrangements such as provider taxes. Under provider tax arrangements, a state collects taxes from health care providers and then returns the revenue to these providers as a Medicaid expenditure. This allows the state to claim federal matching funds on this additional reimbursement. The Tax Relief and Health Care Act of 2006, signed into law on December 20, 2006, reduced the maximum allowable provider tax from 6% to 5.5% from January 1, 2008 through October 1, 2011. As a result, many states may have less funds available for payment of Medicaid expenses, which would also decrease their federal matching payments.
Revenue we receive from Medicare and Medicaid is subject to potential retroactive reduction.
     Payments we receive from Medicare and Medicaid can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. Payors may disallow our requests for reimbursement based on determinations that certain costs are not reimbursable because either adequate or additional documentation was not provided or because certain services were not covered or deemed to be medically necessary. Congress and CMS may also impose further limitations on government payments to healthcare providers. Significant adjustments to our Medicare or Medicaid revenues could adversely affect our financial condition and results of operations.
Healthcare reform legislation could adversely affect our revenue and financial condition.
     In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of, and reimbursement for, healthcare services in the United States. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including to provide comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs. The ultimate content or timing of any future healthcare reform legislation, and its impact on us, is impossible to predict. If significant reforms are made to the U.S. healthcare system, those reforms may have an adverse effect on our financial condition and results of operations.
     In addition, we incur considerable administrative costs in monitoring the changes made within the various reimbursement programs, determining the appropriate actions to be taken in response to those changes and implementing the required actions to meet the new requirements and minimize the repercussions of the changes to our organization, reimbursement rates and costs.
We are subject to extensive and complex laws and government regulations. If we are not operating in compliance with these laws and regulations or if these laws and regulations change, we could be required to make significant expenditures or change our operations in order to bring our facilities and operations into compliance.
     We, along with other companies in the healthcare industry, are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:
•	licensure and certification;

•	adequacy and quality of healthcare services;

•	qualifications of healthcare and support personnel;

•	quality of medical equipment;

•	confidentiality, maintenance and security issues associated with health care information and claims processing;

•	relationships with physicians and other referral sources and recipients;

•	constraints on protective contractual provisions with patients and third-party payors;

•	operating policies and procedures;

•	addition of facilities and services; and

•	billing for services.
     Many of these laws and regulations are expansive, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In addition, certain regulatory developments, such as revisions in the building code requirements for assisted living and skilled nursing facilities, mandatory increases in scope and quality of care to be offered to residents and revisions in licensing and certification standards, could have a material adverse effect on us. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.
     In addition, federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and, in particular, skilled nursing facilities. This includes investigations of:
•	fraud and abuse;

•	quality of care;

•	financial relationships with referral sources; and

•	the medical necessity of services provided.
     We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or the intensity of federal and state enforcement actions. Changes in the regulatory framework, our failure to obtain or renew required regulatory approvals or licenses or to comply with applicable regulatory requirements, the suspension or revocation of our licenses or our disqualification from participation in federal and state reimbursement programs, or the imposition of other harsh enforcement sanctions could have a material adverse effect upon our results of operations, financial condition and liquidity. Furthermore, should we lose licenses or certifications for a number of our facilities as a result of regulatory action or otherwise, we could be deemed to be in default under some of our agreements, including agreements governing outstanding indebtedness and the report of such issues at one of our facilities could harm our reputation for quality care and lead to a reduction in our patient referrals and ultimately our revenue and operating income. For a discussion of the material government regulations applicable to our business, see “Business — Government Regulation” in our Registration Statement filed with the SEC.
We face periodic reviews, audits and investigations under federal and state government programs and contracts. These audits could have adverse findings that may negatively affect our business.
     As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Private pay sources also reserve the right to conduct audits. An adverse review, audit or investigation could result in:
•	refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from private payors;

•	state or federal agencies imposing fines, penalties and other sanctions on us;

•	temporary suspension of payment for new patients to the facility;

•	decertification or exclusion from participation in the Medicare or Medicaid programs or one or more private payor networks;

•	damage to our reputation;

•	the revocation of a facility’s license; and

•	loss of certain rights under, or termination of, our contracts with managed care payors.
Significant legal actions, which are commonplace in our industry, could subject us to increased operating costs and substantial uninsured liabilities, which would materially and adversely affect our results of operations, liquidity and financial condition.
     The long-term care industry has experienced an increasing trend in the number and severity of litigation claims involving punitive damages and settlements. We believe that this trend is endemic to the industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiffs’ lawyers of potentially large recoveries. According to a report issued by AON Risk Consultants in March 2005 on long-term care operators’ professional liability and general liability costs, the average cost per bed for professional liability and general liability costs has increased from $430 in 1993 to $2,310 per bed in 2004. This has resulted from average professional liability and general liability claims in the long-term care industry more than doubling from $72,000 in 1993 to $176,000 in 2004 and the average number of claims per 1,000 beds increasing at an average annual rate of 10% from 6.0 in 1993 to 13.1 in 2004. Our long-term care operator’s professional liability and general liability cost per bed was $1,385 in 2006 and $1,892 in 2005, as compared to our average revenue per bed of $74,280 in 2006 and $70,443 in 2005. Our professional and general liability cost per bed decreased in 2006 due to a favorable downward adjustment in our actuarially estimated costs of $3.2 million, primarily associated with the favorable impact of Texas tort reform established in 2003, and our acquisitions in Kansas and Missouri, which have existing tort reform laws. Should a trend of increasing professional liability and general liability costs occur, we may not be able to increase our revenue sufficiently to cover the cost increases, and our operating income could suffer.
We could face significant financial difficulty as a result of one or more of the risks discussed above, which could cause our stock price to decline, could cause us to seek protection under bankruptcy laws or could cause our creditors to have a receiver appointed on our behalf.
     We could face significant financial difficulty if Medicare or Medicaid reimbursement rates are reduced, patient demand for our services is reduced or we incur unexpected liabilities or expenses, including in connection with legal actions. This financial difficulty could cause our stock price to decline, could cause us to seek protection under bankruptcy laws or could cause our creditors to have a receiver appointed on our behalf.
     In 2001, we filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code, or Chapter 11. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Historical Overview — Reorganization under Chapter 11” in our Registration Statement filed with the SEC.
     The financial difficulties that led to our filing under Chapter 11 were caused by a combination of industry and company specific factors. Effective in 1997, the federal government fundamentally changed the reimbursement system for skilled nursing operators, which had a significant adverse effect on the cash flows of many providers, including us. Soon thereafter, we also began to experience significant industry-wide increases in our labor costs and professional liability and other insurance costs that adversely affected our operating results.
     In late 2000, one of our facilities was temporarily decertified from the Medicare and Medicaid programs for alleged regulatory compliance reasons, causing a significant loss and delay in receipt of revenue at this facility. During this time, a patient brought a claim against us for negligence, infliction of emotional distress and willful misconduct. The plaintiff was able to obtain a judgment in the amount of approximately

$6.0 million. These events occurred as the amortization of principal payments on our then outstanding senior debt substantially increased. To preserve resources for our operations, we discontinued amortization payments on our senior debt and interest payments on our subordinated debt and began to negotiate with our lenders to restructure our balance sheet. Early in the fourth quarter of 2001, before we could reach an agreement with our lenders, the plaintiff in the professional liability litigation placed a lien on our assets, including our cash. With our ability to operate severely restricted, we filed for protection under Chapter 11. We ultimately settled the professional liability claim for approximately $1.1 million, an amount that was fully covered by insurance proceeds. It is possible that future professional liability claims could harm our ability to meet our obligations or repay our liabilities.
A significant portion of our business is concentrated in a few markets, and an economic downturn or changes in the laws affecting our business in those markets could have a material adverse effect on our operating results.
     In the six months ended June 30, 2007, we received approximately 50.6% and 30.6% of our revenue from operations in California and Texas, respectively, and in the six months ended June 30, 2006, we received approximately 54.0% and 34.0% of our revenue from operations in California and Texas, respectively. Accordingly, isolated economic conditions prevailing in either of these markets could affect the ability of our patients and third-party payors to reimburse us for our services, either through a reduction of the tax base used to generate state funding of Medicaid programs, an increase in the number of indigent patients eligible for Medicaid benefits or other factors. An economic downturn or changes in the laws affecting our business in these markets could have a material adverse effect on our financial position, results of operations and cash flows.
Possible changes in the acuity mix of residents and patients as well as payor mix and payment methodologies may significantly reduce our profitability or cause us to incur losses.
     Our revenue is affected by our ability to attract a favorable patient acuity mix, and by our mix of payment sources. Changes in the type of patients we attract, as well as our payor mix among private payors, managed care companies, Medicare and Medicaid, significantly affect our profitability because not all payors reimburse us at the same rates. Particularly, if we fail to maintain our proportion of high-acuity patients or if there is any significant increase in the percentage of our population for which we receive Medicaid reimbursement, our financial position, results of operations and cash flow may be adversely affected.
It is difficult to attract and retain qualified nurses, therapists, healthcare professionals and other key personnel, which increases our costs relating to these employees and could adversely affect our profitability.
     We rely on our ability to attract and retain qualified nurses, therapists and other healthcare professionals. The market for these key personnel is highly competitive, and we could experience significant increases in our operating costs due to shortages in their availability. Like other healthcare providers, we have experienced difficulties in attracting and retaining qualified personnel, especially facility administrators, nurses, therapists, certified nurses’ aides and other important healthcare personnel. We may continue to experience increases in our labor costs, primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel, and such increases may adversely affect our profitability.
     This shrinking labor market and the high demand for such employees has created high turnover among clinical professional staff, as many seek to take advantage of the supply of available positions. A lack of qualified personnel at a facility could result in significant increases in labor costs and an increased reliance on expensive temporary nursing agencies or otherwise adversely affect operations at that facility. If we are unable to attract and retain qualified professionals, our ability to provide services to our residents and patients may decline and our ability to grow may be constrained.

If we are unable to comply with state minimum staffing requirements at one or more of our facilities, we could be subject to fines or other sanctions.
     Increased attention to the quality of care provided in skilled nursing facilities has caused several states to mandate, and other states to consider mandating, minimum staffing laws that require minimum nursing hours of direct care per resident per day. These minimum staffing requirements further increase the gap between demand for and supply of qualified professionals, and lead to higher labor costs.
     We operate a number of facilities in California, which has enacted legislation establishing minimum staffing requirements for facilities operating in that state. This legislation requires that the California Department of Health Services, or DHS, promulgate regulations requiring each skilled nursing facility to provide a minimum of 3.2 nursing hours per patient day. Although DHS has not promulgated such regulations, it enforces this requirement through on-site reviews conducted during periodic licensing and certification surveys and in response to complaints. If a facility is determined to be out of compliance with this minimum staffing requirement, DHS may issue a notice of deficiency, or a citation, depending on the impact on patient care. A citation carries with it the imposition of monetary fines that can range from $100 to $100,000 per citation. The issuance of either a notice of deficiency or a citation requires the facility to prepare and implement an acceptable plan of correction.
     Our ability to satisfy these minimum staffing requirements depends upon our ability to attract and retain qualified healthcare professionals, including nurses, certified nurse’s assistants and other personnel. As mentioned above, attracting and retaining these personnel is difficult, given existing shortages in the labor markets in which we operate. Furthermore, if states do not appropriate additional funds (through Medicaid program appropriations or otherwise) sufficient to pay for any additional operating costs resulting from minimum staffing requirements, our profitability may be materially adversely affected.
If we fail to attract patients and residents or to compete effectively with other healthcare providers, our revenue and profitability may decline and we may incur losses.
     The long-term healthcare services industry is highly competitive. Our skilled nursing facilities compete primarily on a local and regional basis with many long-term care providers, from national and regional chains to smaller providers owning as few as a single nursing center. We also compete with inpatient rehabilitation facilities and long-term acute care hospitals. Increased competition could limit our ability to attract and retain patients, maintain or increase rates or to expand our business. Our ability to compete successfully varies from location to location depending on a number of factors, including the number of competing centers in the local market, the types of services available, our local reputation for quality care of patients, the commitment and expertise of our staff and physicians, our local service offerings and treatment programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. If we are unable to attract patients to our facilities, particularly the high-acuity patients we target, then our revenue and profitability will be adversely affected. Some of our competitors have greater financial and other resources than us, may have greater brand recognition and may be more established in their respective communities than we are. Competing long-term care companies may also offer newer facilities or different programs or services than we do and may thereby attract our patients who are presently residents of our facilities, potential residents of our facilities, or who are otherwise receiving our healthcare services. Other competitors may accept a lower margin, and therefore, present significant price competition for managed care and private pay patients.
     We also encounter competition in connection with our other related healthcare services, including our rehabilitation therapy services provided to third-party facilities, assisted living facilities, hospice care and institutional pharmacy services. Generally, this competition is national, regional and local in nature. Many companies competing in these industries have greater financial and other resources than we have. The primary competitive factors for these other related healthcare services are similar to those for our skilled nursing and rehabilitation therapy businesses and include reputation, the cost of services, the quality of clinical services, responsiveness to customer needs and the ability to provide support in other areas such as third-party reimbursement, information management and patient record-keeping. Given the relatively low barriers to entry and continuing healthcare cost containment pressures in the assisted living industry, we expect that the assisted living industry will become increasingly competitive in the future. Increased competition in the future could limit our ability to attract and retain residents, maintain or increase resident service fees, or expand our business.
     In addition, our institutional pharmacy services generally compete on price and quality of the services provided. The introduction of the Medicare Part D benefit may also have an impact on our competitiveness in the pharmacy business by providing patients with an increased range of pharmacy alternatives and putting pressure on pharmacy plans to reduce prices.
Insurance coverage may become increasingly expensive and difficult to obtain for long-term care companies, and our self-insurance may expose us to significant losses.
     It may become more difficult and costly for us to obtain coverage for patient care liabilities and certain other risks, including property and casualty insurance. Insurance carriers may require long-term care companies to significantly increase their self-insured retention levels and/or pay substantially higher premiums for reduced coverage for most insurance coverages, including workers’ compensation, employee healthcare and patient care liability.
     We self-insure a significant portion of our potential liabilities for several risks, including professional liability, general liability and workers’ compensation. In California, Texas and Nevada, we have professional and general liability insurance with an individual claim limit of $2.0 million per loss and an annual aggregate coverage limit for all facilities in these states of $6.0 million. In Kansas, we have occurrence-based professional and general liability insurance with an occurrence limit of $1.0 million per loss and an annual aggregate coverage limit of $3.0 million for each individual facility. In Missouri, we have claims-made based professional and general liability insurance with an individual claim limit of $1.0 million per loss and an annual aggregate coverage limit of $3.0 million for each individual facility. We have also purchased excess general and professional liability insurance coverage providing an additional $12.0 million of coverage for losses arising from any claims in excess of $3.0 million. We also maintain a $1.0 million self-insured professional and general liability retention per claim in California, Nevada and Texas. We maintain no deductibles in Kansas and Missouri. Additionally, we self-insure the first $1.0 million per workers’ compensation claim in each of California and Nevada. We purchase workers’ compensation policies for Kansas and Missouri with no deductibles. We have elected to not carry workers’ compensation insurance in Texas and we may be liable for negligence claims that are asserted against us by our employees.
     Due to our self-insured retentions under our professional and general liability and workers’ compensation programs, including our election to self-insure against workers’ compensation claims in Texas, there is no limit on the maximum number of claims or amount for which we can be liable in any policy period. We base our loss estimates on actuarial analyses, which determine expected liabilities on an undiscounted basis, including incurred but not reported losses, based upon the available information on a given date. It is possible, however, for the ultimate amount of losses to exceed our estimates and our insurance limits. In the event our actual liability exceeds our estimates for any given period, our results of operations and financial condition could be materially adversely impacted.
     At June 30, 2007, we had $34.9 million in accruals for known or potential uninsured general and professional liability claims and $11.4 million in accruals for workers’ compensation, based on claims experience and an independent actuarial review. We may need to increase our accruals as a result of future actuarial reviews and claims that may develop. An adverse determination in legal proceedings, whether currently asserted or arising in the future, could have a material adverse effect on our business.
If our referral sources fail to view us as an attractive long-term care provider, our patient base may decrease.
     We rely significantly on appropriate referrals from physicians, hospitals and other healthcare providers in the communities in which we deliver our services to attract the kinds of patients we target. Our referral sources are not obligated to refer business to us and may refer business to other healthcare providers. We believe many of our referral sources refer business to us as a result of the quality of our patient service and our efforts to establish and build a relationship with them. If we lose, or fail to maintain, existing relationships with our referral resources, fail to develop new relationships or if we are perceived by our referral sources for any reason as not providing high quality patient care, the quality of our patient mix could suffer and our revenue and profitability could decline.
We may be unable to reduce costs to offset decreases in our occupancy rates or other expenses completely.
     We depend on implementing adequate cost management initiatives in response to fluctuations in levels of occupancy in our skilled nursing and assisted living facilities and in other sources of income in order to maintain our current cash flow and earnings levels. Fluctuation in our occupancy levels may become more common as we increase our emphasis on patients with shorter stays but higher acuities. A decline in our occupancy rates could result in decreased revenue. If we are unable to put in place corresponding reductions in costs in response to falls in census or other revenue shortfalls, we may be unable to prevent future decreases in earnings. As a result, our financial condition and operating results may be adversely affected.
If we do not achieve or maintain a reputation for providing high quality of care, our business may be negatively affected.
     Our ability to achieve or maintain a reputation for providing high quality of care to our patients at each of our skilled nursing and assisted living facilities, or through our rehabilitation therapy and hospice businesses, is important to our ability to attract and retain patients, particularly high-acuity patients. We believe that the perception of our quality of care by a potential patient or potential patient’s family seeking to contract for our services is influenced by a variety of factors, including doctor and other healthcare professional referrals, community information and referral services, newspapers and other print and electronic media, results of patient surveys, recommendations from family and friends, published quality care statistics compiled by CMS or other industry data. Through our focus on retaining high quality staffing, reviewing feedback and surveys from our patients and referral sources to highlight areas of improvement and integrating our service offerings at each of our facilities, we seek to maintain and improve on the outcomes from each of the factors listed above in order to build and maintain a strong reputation at our facilities. If any of our skilled nursing or assisted living facilities fail to achieve or maintain a reputation for providing high-quality care, or is perceived to provide a lower quality of care than comparable facilities within the same geographic area, or users of our rehabilitation therapy services perceive that they could receive higher quality services from other providers, our ability to attract and retain patients at such facility could be adversely affected. If this perception were to become widespread within the areas in which we operate, our revenue and profitability could be adversely affected.
Consolidation of managed care organizations and other third-party payors or reductions in reimbursement from these payors may adversely affect our revenue and income or cause us to incur losses.
     Managed care organizations and other third-party payors have continued to consolidate in order to enhance their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the United States population are increasingly served by a small number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. These organizations have become an increasingly important source of revenue and referrals for us. To the extent that such organizations terminate us as a preferred provider or engage our competitors as a preferred or exclusive provider, our business could be materially adversely affected.

     In addition, private third-party payors, including managed care payors, are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization reviews, or reviews of the propriety of, and charges for, services provided, and greater enrollment in managed care programs and preferred provider organizations. As these private payors increase their purchasing power, they are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk associated with the provision of care. Significant reductions in reimbursement from these sources could materially adversely affect our business.
Annual caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary may reduce our future net operating revenue and profitability or cause us to incur losses.
     Some of our rehabilitation therapy revenue is paid by the Medicare Part B program under a fee schedule. Congress has established annual caps that limit the amounts that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to any Medicare beneficiary under Medicare Part B. The Balanced Budget Act of 1997, or BBA, requires a combined cap for physical therapy and speech-language pathology and a separate cap for occupational therapy. Due to a series of moratoria enacted subsequent to the BBA, the caps were only in effect in 1999 and for a few months in 2003. With the expiration of the most recent moratorium, the caps were reinstated on January 1, 2006 at $1,740 for the physical therapy and speech therapy cap and $1,740 for the occupational therapy cap. Each of these caps increased to $1,780 on January 1, 2007.
     President Bush signed the DRA into law on February 8, 2006. The DRA directed CMS to create a process to allow exceptions to therapy caps for certain medically necessary services provided on or after January 1, 2006 for patients with certain conditions or multiple complexities whose therapy is reimbursed under Medicare Part B. The majority of the residents in our skilled nursing facilities and patients served by our rehabilitation therapy programs whose therapy is reimbursed under Medicare Part B have qualified for the exceptions to these reimbursement caps. The Tax Relief and Health Care Act of 2006 extended the exceptions through the end of 2007. Unless further extended, these exceptions will expire on December 31, 2007.
     The application of annual caps, or the discontinuation of exceptions to the annual caps, could have an adverse effect on our integrated rehabilitation therapy revenue as well as the rehabilitation therapy revenue that we receive from third-party facilities for treating their Medicare Part B beneficiaries. Additionally, the exceptions to these caps may not be extended beyond December 31, 2007, which would have an even greater adverse effect on our revenue.
Delays in reimbursement may cause liquidity problems.
     If we have information systems problems or issues arise with Medicare, Medicaid or other payors, we may encounter delays in our payment cycle. Any future timing delay may cause working capital shortages. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our consolidated results of operations and liquidity. Our working capital management procedures may not successfully ameliorate the effects of any delays in our receipt of payments or reimbursements. Accordingly, such delays could have an adverse effect on our liquidity and financial condition.
     Our rehabilitation and other related healthcare services are also subject to delays in reimbursement, as we act as vendors to other providers who in turn must wait for reimbursement from other third-party payors. Each of these customers is therefore subject to the same potential delays to which our nursing homes are subject, meaning any such delays would further delay the date we would receive payment for the provision of our related healthcare services. For example, the California legislature, which, in part, approves funding for the State’s Medicaid program, or Medi-Cal, has not approved additional funding prior to its recent recess and will not approve a State operating budget until it returns on August 20, 2007. Since previously allocated funding was depleted as of June, we anticipate payment delays in Medi-Cal payments until a budget is approved, unless remedial measures are implemented before that time. As we continue to grow and expand the rehabilitation and other complementary services that we offer to third parties, we may incur increasing delays in payment for these services, and these payment delays could have an adverse effect on our liquidity and financial condition.

Our success is dependent upon retaining key personnel.
     Our senior management team has extensive experience in the healthcare industry. We believe that they have been instrumental in guiding our emergence from Chapter 11, instituting valuable performance and quality monitoring and driving innovation. Accordingly, our future performance is substantially dependent upon the continued services of our senior management team. The loss of the services of any of these persons could have a material adverse effect upon us.
Future acquisitions may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.
     We intend to selectively pursue acquisitions of skilled nursing facilities, assisted living facilities and other related healthcare operations. Acquisitions may involve significant cash expenditures, debt incurrence, operating losses and additional expenses that could have a material adverse effect on our financial position, results of operations and liquidity. Acquisitions involve numerous risks, including:
•	difficulties integrating acquired operations, personnel and accounting and information systems, or in realizing projected efficiencies and cost savings;

•	diversion of management’s attention from other business concerns;

•	potential loss of key employees or customers of acquired companies;

•	entry into markets in which we may have limited or no experience;

•	increasing our indebtedness and limiting our ability to access additional capital when needed;

•	assumption of unknown material liabilities or regulatory issues of acquired companies, including for failure to comply with healthcare regulations; and

•	straining of our resources, including internal controls relating to information and accounting systems, regulatory compliance, logistics and others.
     Furthermore, certain of the foregoing risks could be exacerbated when combined with other growth measures that we expect to pursue.
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our financial obligations.
     We have a significant amount of indebtedness. On June 30, 2007, our total indebtedness was approximately $408.6 million.
     Our substantial indebtedness could have important consequences to you. For example, it could:
•	increase our vulnerability to adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	increase the cost or limit the availability of additional financing, if needed or desired, to fund future working capital, capital expenditures and other general requirements, or to carry out other aspects of our business plan;

•	require us to maintain debt coverage and financial ratios at specified levels, reducing our financial flexibility; and
•	limit our ability to make strategic acquisitions and develop new facilities.

     In addition, if we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required debt payments, or if we fail to comply with the various covenants and requirements of our 11% senior subordinated notes, our senior secured credit facility or other existing or future indebtedness, we would be in default, which could permit the holders of our 11% senior subordinated notes and the holders of our other indebtedness, including our senior secured credit facility, to accelerate the maturity of the notes or such other indebtedness, as the case may be. Any default under the notes, our senior secured credit facility, or our other existing or future indebtedness, as well as any of the above-listed factors, could have a material adverse effect on our business, operating results, liquidity and financial condition.
Despite our substantial indebtedness, we may still be able to incur more debt. This could intensify the risks associated with this indebtedness.
     The terms of the indenture governing our 11% senior subordinated notes and our senior secured credit facility contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these exceptions could be substantial. Accordingly, we could incur significant additional indebtedness in the future. In addition, as of June 30, 2007, we had approximately $76.8 million available for additional borrowing under our first lien revolving credit facility. The more we become leveraged, the more we become exposed to the risks described above under “— Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our financial obligations.”
Our operations are subject to environmental and occupational health and safety regulations, which could subject us to fines, penalties and increased operational costs.
     We are subject to a wide variety of federal, state and local environmental and occupational health and safety laws and regulations. Regulatory requirements faced by healthcare providers such as us include those relating to air emissions, waste water discharges, air and water quality control, occupational health and safety (such as standards regarding blood-borne pathogens and ergonomics), management and disposal of low-level radioactive medical waste, biohazards and other wastes, management of explosive or combustible gases, such as oxygen, specific regulatory requirements applicable to asbestos, lead-based paints, polychlorinated biphenyls and mold, and providing notice to employees and members of the public about our use and storage of regulated or hazardous materials and wastes. Failure to comply with these requirements could subject us to fines, penalties and increased operational costs. Moreover, changes in existing requirements or more stringent enforcement of them, as well as discovery of currently unknown conditions at our owned or leased facilities, could result in additional cost and potential liabilities, including liability for conducting clean-up, and there can be no guarantee that such increased expenditures would not be significant.
A portion of our workforce has unionized and our operations may be adversely affected by work stoppages, strikes or other collective actions.
     Certain of our employees are represented by various unions and covered by collective bargaining agreements. In addition, certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term health care industry. We cannot predict the effect that continued union representation or future organizational activities will have on our business or future operations. We cannot assure you that we will not experience a material work stoppage in the future.
Natural disasters, terrorist attacks or acts of war may seriously harm our business.
     Terrorist attacks or acts of nature, such as hurricanes or earthquakes, may cause damage or disruption to us, our employees and our facilities, which could have an adverse impact on our residents. In order to provide care for our residents, we are dependent on consistent and reliable delivery of food, pharmaceuticals, power and other products to our facilities and the availability of employees to provide services at our facilities. If the delivery of goods or the ability of employees to reach our facilities were interrupted due to a natural disaster or a terrorist attack, it would have a significant impact on our facilities. For example, in connection with Hurricane Katrina in New Orleans, several nursing home operators unaffiliated with us have been accused of not properly caring for their residents, which has resulted in, among other things, criminal charges being filed against the proprietors of those facilities. Furthermore, the impact, or impending threat, of a natural disaster has in the past and may in the future require that we evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients. The impact of natural disasters and terrorist attacks is inherently uncertain. Such events could severely damage or destroy one or more of our facilities, harm our business, reputation and financial performance or otherwise cause our business to suffer in ways that we currently cannot predict.
The efficient operation of our business is dependent on our information systems.
     We depend on several information technology systems for the efficient functioning of our business. The software programs supporting these systems are licensed to us by independent software developers. Our inability, or the inability of these developers, to continue to maintain and upgrade these information systems and software programs could disrupt or reduce the efficiency of our operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. For example, during the first quarter of 2007, we implemented an upgrade to our general ledger system, including reorganizing our financial database configuration, implementing a redesigned chart of accounts and providing for the production of new financial reports. There are inherent risks associated with modifications to our general ledger system, including the potential for inaccurately capturing data as well as system disruptions. Either of these problems, if not anticipated and appropriately mitigated, could have a negative impact on our ability to provide timely and accurate financial reporting and have a material adverse effect on our operations.
Risks Related to Ownership of Our Class A Common Stock
     We are controlled by Onex Corporation, whose interests may conflict with yours.
     Our class A common stock has one vote per share, while our class B common stock has ten votes per share on all matters to be voted on by our stockholders. As of June 30, 2007, Onex Corporation, its affiliates and our directors and members of our senior management owned shares of common stock representing over 75.0% of the combined voting power of our outstanding common stock. Accordingly, Onex Corporation may have the power to control the outcome of matters on which stockholders are entitled to vote. These include the election and removal of directors, the adoption or amendment of our certificate of incorporation and bylaws, possible mergers, corporate control contests and significant transactions. Through its control of the elections to our board of directors, Onex Corporation may also have the ability to appoint or replace our senior management and cause us to issue additional shares of our common stock or repurchase common stock, declare dividends or take other actions. Onex Corporation may make decisions regarding our company and business that are opposed to our other stockholders’ interests or with which they disagree. Onex Corporation may also delay or prevent a change of control of us, even if the change of control would benefit our other stockholders, which could deprive our other stockholders of the opportunity to receive a premium for their class A common stock. The significant concentration of stock ownership and voting power may also adversely affect the trading price of our class A common stock due to investors’ perception that conflicts of interest may exist or arise. To the extent that the interests of our public stockholders are harmed by the actions of Onex Corporation, the price of our class A common stock may be harmed.
     Additionally, Onex Corporation is in the business of making investments in companies and currently holds, and may from time to time in the future acquire, controlling interests in businesses engaged in the healthcare industries that complement or directly or indirectly compete with certain portions of our business. Further, if it pursues such acquisitions in the healthcare industry, those acquisition opportunities may not be available to us. We urge you to read the discussions under the headings “Principal and Selling Stockholders” and “Certain Relationships and Related Party Transactions” in our Registration Statement for further information about the equity interests held by Onex Corporation and members of our senior management.
If our stock price is volatile, purchasers of our class A common stock could incur substantial losses.
     Our stock price is likely to be volatile. The stock market in general often experiences substantial volatility that is seemingly unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our class A common stock. The price for our class A common stock will be determined in the marketplace and may be influenced by many factors, including:
•	the depth and liquidity of the market for our class A common stock;

•	developments generally affecting the healthcare industry;

•	investor perceptions of us and our business;

•	actions by institutional or other large stockholders;

•	strategic actions, such as acquisitions or restructurings, or the introduction of new services by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	litigation and governmental investigations;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	adverse conditions in the financial markets or general economic conditions, including those resulting from war, incidents of terrorism and responses to such events;

•	sales of class B common stock by us or members of our management team;

•	additions or departures of key personnel; and

•	our results of operations, financial performance and future prospects.
     These and other factors may cause the market price and demand for our class A common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of class A common stock and may otherwise negatively affect the liquidity of our class A common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending or settling the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.
If securities or industry analysts do not publish research or reports about our business, if they change their recommendations regarding our stock adversely or if our operating results do not meet their expectations, our stock price and trading volume could decline.
     The trading market for our class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock or if our operating results do not meet their expectations, our stock price could decline.
We do not intend to pay dividends on our class A common stock.
     We do not anticipate paying any cash dividends on our class A common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general purposes, including to service our debt and to fund the operation and expansion of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. Investors must rely on sales of their class A common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our class A common stock.
Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could result in a restatement of our financial statements, cause investors to lose confidence in our financial statements and our company and have a material adverse effect on our business and stock price.
     We produce our consolidated financial statements in accordance with the requirements of GAAP, but our internal accounting controls may not currently meet all standards applicable to companies with publicly traded securities. Effective internal controls are necessary for us to provide reliable financial reports to help mitigate the risk of fraud and to operate successfully as a publicly traded company. As a public company, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, which will require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm that addresses both management’s assessments and our internal controls. This requirement will apply to us starting with our annual report for the year ended December 31, 2008.
     Our fiscal 2006 audit revealed that a significant deficiency existed in the documentation of our internal control design and that evidence of the functioning and effectiveness of key controls did not exist for our significant accounts and processes for 2006. In addition, our fiscal 2005 audit revealed a reportable condition in our internal controls over our financial closing and reporting processes. A reportable condition or a significant deficiency is a control deficiency, or combination of deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is a more than remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In particular, we and our independent registered public accounting firm identified numerous post-closing adjustments to our financial statements as part of our 2005 audit and our 2006 interim review process. In addition, during our second quarter 2006 closing review, and as we prepared to register the issuance of our new 11.0% senior subordinated notes in an exchange offer for our private 11.0% senior subordinated notes, we identified certain accounting errors in our financial statements for the three years ended December 31, 2005 and the first quarter of 2006. These errors primarily related to purchase accounting entries made in connection with the Onex transactions. As a result of discovering these errors, we undertook a further review of our historical financial statements and identified adjustments to additional accounts. Following this review, our board of directors and independent registered public accounting firm concluded that an amendment of our annual report to holders of our 11.0% senior subordinated notes, which included the restatement of our financial statements for the three years ended December 31, 2005, and an amendment of our quarterly report to holders of our 11.0% senior subordinated notes for the first quarter of 2006, which included a restatement of our financial statements therein, was necessary. We are in the process of remediating the significant deficiency identified above in order to help prevent and detect further errors in the financial statement closing and reporting process. We are doing this by hiring staff with the appropriate experience, upgrading our general ledger system to produce timely and accurate financial information and performing an evaluation of our internal controls and remediating where necessary. We have implemented many of these measures, and we intend to implement other measures to improve our internal control over financial reporting. If these measures are insufficient to address the issues raised, or if we discover additional internal control deficiencies, we may fail to meet reporting requirements established by the SEC and our reporting obligations under the terms of our existing or future indebtedness, our financial statements may contain material misstatements and require restatement and our business and operating results may be harmed.

     The restatement of previously issued financial statements could also expose us to legal risk. The defense of any such actions could cause the diversion of management’s attention and resources, and we could be required to pay damages to settle such actions if any such actions are not resolved in our favor. Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatement and negative reactions from our stockholders, creditors or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities, including our class A common stock, to decline.
     As we prepare to comply with Section 404, we may identify significant deficiencies or errors that we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue a favorable assessment if we conclude that our internal controls over financial reporting are effective. If either we are unable to conclude that we have effective internal controls over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report as required by Section 404, investors could lose confidence in our reported financial information and our company, which could result in a decline in the market price of our class A common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise additional financing if needed in the future.
     If we fail to implement the requirements of Section 404 in a timely manner, we may also be subject to sanctions or investigation by regulatory authorities, such as the SEC or The New York Stock Exchange.
Complying with the requirements of being a public company may increase our costs , strain our resources and distract management, and we may be unable to comply with these requirements in a cost-effective manner.
     As a public company, we are required to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, as discussed above, related regulations of the SEC and the requirements of The New York Stock Exchange. Such compliance will substantially increase our legal, accounting and other expenses, will occupy a significant amount of the time of our board of directors and management, will require us to have additional finance and accounting staff, and make some activities more difficult, time consuming and costly. We also expect these laws, regulations and requirements to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, and in particular, on our audit committee, or as officers.
     We may also be unable to comply with these requirements in a cost-effective manner. If our finance and accounting personnel insufficiently support us in fulfilling these requirements, or if we are unable to hire adequate finance and accounting personnel, we could face significant legal liability, which could have a material adverse effect on our financial condition and results of operations. Further, if we identify any issues in complying with these requirements (for example, if we or our independent registered public accountants identified a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us.
Substantial future sales of our class A or class B common stock in the public market may cause the price of our stock to decline.
     If our existing stockholders sell substantial amounts of our class A or class B common stock or the public market perceives that our existing stockholders might sell substantial amounts of our class A common stock, the market price of our class A common stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of June 30, 2007, we had 19,166,666 shares of class A common stock and 17,730,928 shares of class B common stock outstanding. All of the shares of class A common stock sold in our initial public offering are freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. All shares of our class B common stock (which will convert into shares of class A common stock if transferred to holders other than our current class B stockholders, which includes Onex Corporation, our management group and certain of their affiliates), will be available for sale in the public market pursuant to Rules 144, 144(k) and 701 under the Securities Act beginning on the date when the lock-up agreements between the underwriters for our initial public offering and certain of our stockholders expire, which we currently expect will be on November 11, 2007, subject to extension under certain circumstances. Additionally, the underwriters may release all or a portion of these shares subject to lock-up agreements at any time prior to this date.
     Moreover, current stockholders holding an aggregate of 17,730,928 shares of class B common stock (which will convert into shares of class A common stock if transferred to holders other than our current class B stockholders, which includes Onex Corporation, our management group and certain of their affiliates), have the right, subject to some conditions, to require us to file a registration statement with the SEC or include their shares for registration in certain registration statements that we may file under the Securities Act. Once we register these shares, they may be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions imposed on our affiliates under Rule 144. We may issue shares of our common stock, or other securities, from time to time as consideration for future acquisitions and investments. In the event any such acquisition or investment is significant, the number of shares of our common stock or the number or aggregate principal amount, as the case may be, of other securities that we may issue may also be significant. We may also grant registration rights covering those shares or other securities in connection with any such acquisitions and investments. Any additional capital raised through the sale of our equity securities may dilute your percentage ownership of us.
We are a “controlled company” within the meaning of The New York Stock Exchange rules and, as a result, qualify for and rely on exemptions from certain corporate governance requirements.
          Onex Corporation and its affiliates continue to control a majority of the voting power of our outstanding common stock and we are a “controlled company” within the meaning of The New York Stock Exchange, or the NYSE, corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:
•	a majority of the board of directors consist of independent directors;

•	the nominating and corporate governance committee be entirely composed of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the compensation committee be entirely composed of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	there be an annual performance evaluation of the nominating and corporate governance and compensation committees.
          We elect to be treated as a controlled company and thus utilize these exemptions, including the exemption for a board composed of a majority of independent directors. In addition, although we have adopted charters for our audit, nominating and corporate governance and compensation committees and intend to conduct annual performance evaluations for these committees, none of these committees are composed entirely of independent directors. We will rely on the phase-in rules of the Securities and Exchange Commission and The New York Stock Exchange with respect to the independence of our audit committee. These rules permit us to have an audit committee that has one member who is independent upon the effectiveness of the Registration Statement on Form S-1 that we filed with the SEC, a majority of members that are independent within 90 days thereafter and all members that are independent within one year thereafter. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of The New York Stock Exchange corporate governance requirements.
Our amended and restated certificate of incorporation, bylaws and Delaware law contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our class A common stock.
          In addition to the effect that the concentration of ownership by our significant stockholders may have, our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that may enable our management to resist a change in control. These provisions may discourage, delay or prevent a change in the ownership of our company or a change in our management, even if doing so might be beneficial to our stockholders. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our class A common stock. The provisions in our amended and restated certificate of incorporation or amended and restated bylaws include:
•	our board of directors is authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of our class A common stock and class B common stock;

•	advance notice requirements for stockholders to nominate individuals to serve on our board of directors or to submit proposals that can be acted upon at stockholder meetings; provided, that prior to the date that the total number of outstanding shares of our class B common stock is less than 10% of the total number of shares of common stock outstanding, which we refer to as the Transition Date, no such requirement is required for holders of at least 10% of our outstanding class B common stock;

•	our board of directors is classified so not all of the members of our board of directors are elected at one time, which may make it more difficult for a person who acquires control of a majority of our outstanding voting stock to replace our directors;

•	following the Transition Date, stockholder action by written consent will be prohibited;

•	special meetings of the stockholders are permitted to be called only by the chairman of our board of directors, our chief executive officer or by a majority of our board of directors;

•	stockholders are not permitted to cumulate their votes for the election of directors;

•	newly created directorships resulting from an increase in the authorized number of directors or vacancies on our board of directors will be filled only by majority vote of the remaining directors;

•	our board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	stockholders are permitted to amend our bylaws only upon receiving at least 66 2/3% of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.
          After the Transition Date, we will also be subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our amended and rested certificate of incorporation, amended and restated bylaws and Delaware law could discourage acquisition proposals and make it more difficult or expensive for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delaying or impeding a merger, tender offer or proxy contest involving us. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our class A common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 14, 2007, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-137897) relating to our initial public offering. The registration statement related to 19,166,666 shares of our common stock, par value $0.001 per share, including shares of common stock subject to an over-allotment option that selling stockholders granted to the underwriters. On May 15, 2007, we sold 8,333,333 shares of our class A common stock and selling stockholders sold 10,833,333 shares of our class A common stock, each at the initial public offering price of $15.50, for an aggregate sale price of $297.1 million, settling those sales on May 18, 2007. The managing underwriters for our initial public offering were Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and UBS Securities LLC. Following the sale of the 19,166,666 shares of our common stock, the offering terminated.
     We paid approximately $8.7 million in underwriting discounts and commissions in connection with the offering of the shares sold on our behalf and the selling stockholders paid underwriting discounts and commissions of approximately $11.3 million in connection with the shares sold on their behalf. We also incurred an estimated $3.8 million of other offering expenses, which when added to the underwriting discounts and commissions paid by us, amounted to total estimated expenses of approximately $12.5 million. The net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses paid by us, was approximately $116.8 million. We did not receive any of the proceeds from the offering that were paid to the selling stockholders.
     None of the underwriting discounts and commissions or offering expenses were paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours. We used all of the net proceeds paid to us from our initial public offering to redeem $70.0 million aggregate principal amount of our 11% senior subordinated notes, due January 15, 2014 for an aggregate redemption price, including accrued interest, of approximately $81.1 million, and used the remaining proceeds to reduce the outstanding balance of our first lien revolving credit facility.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
          On April 26, 2007, our stockholders holding a majority of our then outstanding class A preferred stock and common stock adopted resolutions by written consent in lieu of an annual meeting authorizing the following matters in connection with our initial public offering:
•	the re-election of the following individuals to our board of directors, effective immediately, to serve until the election and qualification of their respective successors: Boyd Hendrickson, Jose Lynch, Robert LeBlanc, Michael Boxer, John Miller, Glenn Schafer and William Scott;

•	approval of a Certificate of Amendment to our Restated Certificate of Incorporation to, among other things, increase our authorized capital stock and effect a stock split and a recapitalization;

•	approval of our Amended and Restated Certificate of Incorporation, to be effective upon completion of our initial public offering; and

•	approval of our 2007 Incentive Award Plan.

     The foregoing written consent was effected in compliance with Section 228 of the General Corporation Law of the State of Delaware, and was adopted by holders of 15,879.2109 shares of our class A preferred stock out of 22,312 shares of class A preferred stock then issued and outstanding, and 15,879.2109 shares of our common stock out of 12,636,079 shares of common stock then issued and outstanding.
     The directors elected pursuant to the foregoing written consent constituted the full board of directors.
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits.

Number	Description

2.1*	Agreement of and Plan of Merger, dated as of October 22, 2005, among SHG Acquisition Corp., SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

2.2*	Amendment No. 1 to Agreement and Plan of Merger, dated October 22, 2005, by and between SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

2.3*	Asset Purchase Agreement, dated as of January 31, 2006, by and among Skilled Healthcare Group, Inc., each of the entities listed on Schedule 2.1 thereto, M. Terence Reardon and M. Sue Reardon, individually and as Trustees of the M. Terence Reardon Trust U.T.A. dated June 26, 2003, and M. Sue Reardon and M. Terence Reardon, as Trustees of the M. Sue Reardon Trust U.T.A. dated June 26, 2003 (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

2.4*	Agreement and Plan of Merger, dated as of February 7, 2007, by and between SHG Holding Solutions, Inc., and Skilled Healthcare Group, Inc. (incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on February 9, 2007).

2.5*	Asset Purchase Agreement, dated February 8, 2007, by and among Skilled Healthcare Group, Inc., Raymore Care Center LLC, Blue River Care Center LLC, MLD Healthcare LLC, Blue River Real Estate LLC, MLD Real Estate LLC, Melvin Dunsworth and Raymore Health Care, Inc. (incorporated by reference to Exhibit 2.5 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on April 23, 2007).

2.6+	Asset Purchase Agreement, dated as of July 31, 2007, by and among Skilled Healthcare Group, Inc. and certain affiliates of Laurel Healthcare Providers, LLC.

3.1*	Certificate of Ownership and Merger of Skilled Healthcare Group, Inc., dated February 7, 2007 (incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007).

3.2	Amended and Restated Certificate of Incorporation of Skilled Healthcare Group, Inc.

3.3*	Amended and Restated Bylaws of Skilled Healthcare Group, Inc., dated April 19, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007).

4.1*	Form of specimen certificate for Skilled Healthcare Group, Inc.’s class A common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007).

4.2*	Indenture, dated as of December 27, 2005, by and among SHG Acquisition Corp., Wells Fargo Bank, N.A. and certain subsidiaries of Skilled Healthcare Group, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

4.3*	Form of 11% Senior Subordinated Notes due 2014 (included in exhibit 4.1).

4.4*	Registration Rights Agreement, dated as of December 27, 2005, by and among SHG Acquisition Corp., all the subsidiaries of Skilled Healthcare Group, Inc. listed therein, Credit Suisse First Boston LLC and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

4.5*	Investor Stockholders’ Agreement, dated as of December 27, 2005, among SHG Holding Solutions, Inc., Onex Partners LP and the stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

4.6*	Registration Agreement dated as of December 27, 2005, among SHG Holding Solutions, Inc. and the persons listed thereon (incorporated by reference to Exhibit 4.5 to the Company’s Registration

Number	Description

Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

10.1*	Skilled Healthcare Group, Inc. 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007).

10.2*	Form of Indemnification Agreement with Skilled Healthcare Group’s directors and executive officers (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007). (1)

10.3	Instrument of Joinder, dated as of May 11, 2007, by and among Skilled Healthcare Group, Inc., Bank of America, N.A., UBS Loan Finance LLC and Credit Suisse, Cayman Islands Branch.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Incorporated by reference.

+	The Company has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon the SEC’s request.

(1)	Skilled Healthcare Group, Inc. has entered into an indemnification agreement with the following individuals: Boyd Hendrickson, Chairman of the Board, Chief Executive Officer and Director; Jose Lynch, President, Chief Operating Officer and Director; John E. King, Treasurer and Chief Financial Officer; Roland Rapp, General Counsel, Secretary and Chief Administrative Officer; Mark Wortley, Executive Vice President and President of Ancillary Subsidiaries; Peter A. Reynolds, Senior Vice President, Finance and Chief Accounting Officer; Susan Whittle, Senior Vice President and Chief Compliance Officer; Robert M. Le Blanc, Lead Director; Michael E. Boxer, Director; John M. Miller, Director; Glenn S. Schafer, Director; William C. Scott, Director.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLED HEALTHCARE GROUP, INC.
Date: August 9, 2007	/s/ John E. King
John E. King
Treasurer and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

/s/ Peter A. Reynolds
Peter A. Reynolds
Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description

2.1*	Agreement of and Plan of Merger, dated as of October 22, 2005, among SHG Acquisition Corp., SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

2.2*	Amendment No. 1 to Agreement and Plan of Merger, dated October 22, 2005, by and between SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

2.3*	Asset Purchase Agreement, dated as of January 31, 2006, by and among Skilled Healthcare Group, Inc., each of the entities listed on Schedule 2.1 thereto, M. Terence Reardon and M. Sue Reardon, individually and as Trustees of the M. Terence Reardon Trust U.T.A. dated June 26, 2003, and M. Sue Reardon and M. Terence Reardon, as Trustees of the M. Sue Reardon Trust U.T.A. dated June 26, 2003 (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

2.4*	Agreement and Plan of Merger, dated as of February 7, 2007, by and between SHG Holding Solutions, Inc., and Skilled Healthcare Group, Inc. (incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on February 9, 2007).

2.5*	Asset Purchase Agreement, dated February 8, 2007, by and among Skilled Healthcare Group, Inc., Raymore Care Center LLC, Blue River Care Center LLC, MLD Healthcare LLC, Blue River Real Estate LLC, MLD Real Estate LLC, Melvin Dunsworth and Raymore Health Care, Inc. (incorporated by reference to Exhibit 2.5 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on April 23, 2007).

2.6+	Asset Purchase Agreement, dated as of July 31, 2007, by and among Skilled Healthcare Group, Inc. and certain affiliates of Laurel Healthcare Providers, LLC.

3.1*	Certificate of Ownership and Merger of Skilled Healthcare Group, Inc., dated February 7, 2007 (incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007).

3.2	Amended and Restated Certificate of Incorporation of Skilled Healthcare Group, Inc.

3.3*	Amended and Restated Bylaws of Skilled Healthcare Group, Inc., dated April 19, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007).

4.1*	Form of specimen certificate for Skilled Healthcare Group, Inc.’s class A common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007).

4.2*	Indenture, dated as of December 27, 2005, by and among SHG Acquisition Corp., Wells Fargo Bank, N.A. and certain subsidiaries of Skilled Healthcare Group, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

4.3*	Form of 11% Senior Subordinated Notes due 2014 (included in exhibit 4.1).

4.4*	Registration Rights Agreement, dated as of December 27, 2005, by and among SHG Acquisition Corp., all the subsidiaries of Skilled Healthcare Group, Inc. listed therein, Credit Suisse First Boston LLC and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

4.5*	Investor Stockholders’ Agreement, dated as of December 27, 2005, among SHG Holding Solutions, Inc., Onex Partners LP and the stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

Number	Description

4.6*	Registration Agreement dated as of December 27, 2005, among SHG Holding Solutions, Inc. and the persons listed thereon (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

10.1*	Skilled Healthcare Group, Inc. 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007).

10.2*	Form of Indemnification Agreement with Skilled Healthcare Group’s directors and executive officers (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007). (1)

10.3	Instrument of Joinder, dated as of May 11, 2007, by and among Skilled Healthcare Group, Inc., Bank of America, N.A., UBS Loan Finance LLC and Credit Suisse, Cayman Islands Branch.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Incorporated by reference.

+	The Company has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon the SEC’s request.

(1)	Skilled Healthcare Group, Inc. has entered into an indemnification agreement with the following individuals: Boyd Hendrickson, Chairman of the Board, Chief Executive Officer and Director; Jose Lynch, President, Chief Operating Officer and Director; John E. King, Treasurer and Chief Financial Officer; Roland Rapp, General Counsel, Secretary and Chief Administrative Officer; Mark Wortley, Executive Vice President and President of Ancillary Subsidiaries; Peter A. Reynolds, Senior Vice President, Finance and Chief Accounting Officer; Susan Whittle, Senior Vice President and Chief Compliance Officer; Robert M. Le Blanc, Lead Director; Michael E. Boxer, Director; John M. Miller, Director; Glenn S. Schafer, Director; William C. Scott, Director.