Form 10-Q
period 2007-09-30
Skilled Healthcare Group, Inc.
filed 2007-11-09
CIK 1351051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007.
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on November 5, 2007.
Class A common stock, $0.001 par value – 19,243,961 shares
Class B common stock, $0.001 par value – 17,713,723 shares

TABLE OF ADDITIONAL REGISTRANTS

	(State or Other	(Primary Standard
	Jurisdiction of	Industrial
	Incorporation or	Classification Code	(I.R.S. Employer
(Exact Names of Registrants as Specified in Their Charters)	Organization)	Number)	Identification No.)
Albuquerque Heights Healthcare and Rehabilitation Center, LLC	Delaware	8051	26-0675040
Alexandria Care Center, LLC	Delaware	8051	95-4395382
Alta Care Center, LLC	Delaware	8051	20-0081141
Anaheim Terrace Care Center, LLC	Delaware	8051	20-0081125
Baldwin Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-1854609
Bay Crest Care Center, LLC	Delaware	8051	20-0081158
Belen Meadows Healthcare and Rehabilitation Center, LLC	Delaware	8051	26-0675094
Blue River Rehabilitation Center, LLC	Delaware	8051	20-8386525
Briarcliff Nursing and Rehabilitation Center GP, LLC	Delaware	6700	20-0080490
Briarcliff Nursing and Rehabilitation Center, LP	Delaware	8051	20-0081646
Brier Oak on Sunset, LLC	Delaware	8051	95-4212165
Cameron Nursing and Rehabilitation Center, LLC	Delaware	8051	20-8571379
Canyon Transitional Rehabilitation Center, LLC	Delaware	8051	26-0675157
Carehouse Healthcare Center, LLC	Delaware	8051	20-0080962
Carmel Hills Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-4214320
Chestnut Property, LLC	Delaware	6500	20-8386994
Clairmont Beaumont GP, LLC	Delaware	6700	20-0080531
Clairmont Beaumont, LP	Delaware	8051	20-0081662
Clairmont Longview GP, LLC	Delaware	6700	20-0080552
Clairmont Longview, LP	Delaware	8051	20-0081682
Clovis Healthcare and Rehabilitation Center, LLC	Delaware	8051	26-0675210
Colonial New Braunfels Care Center, LP	Delaware	8051	20-0081694
Colonial New Braunfels GP, LLC	Delaware	6700	20-0080585
Colonial Tyler Care Center, LP	Delaware	8051	20-0081705
Colonial Tyler GP, LLC	Delaware	6700	20-0080596
Comanche Nursing Center, LP	Delaware	8051	20-0081764
Coronado Nursing Center GP, LLC	Delaware	6700	20-0080630
Coronado Nursing Center, LP	Delaware	8051	20-0081776
Devonshire Care Center, LLC	Delaware	8051	20-0080978
East Sunrise Property, LLC	Delaware	6500	20-8387041
East Walnut Property, LLC	Delaware	6500	20-4214556
Elmcrest Care Center, LLC	Delaware	8051	95-4274740
Euclid Property, LLC	Delaware	6500	20-8387105
Eureka Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-0146285
Flatonia Oak Manor GP, LLC	Delaware	6700	20-0080645
Flatonia Oak Manor, LP	Delaware	8051	20-0081788
Fountain Care Center, LLC	Delaware	8051	20-0081005
Fountain Senior Assisted Living, LLC	Delaware	8360	20-0081024
Fountain View Subacute and Nursing Center, LLC	Delaware	8051	95-2506832
Glen Hendren Property, LLC	Delaware	6500	20-4214585
Granada Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-0146353
Guadalupe Valley Nursing Center GP, LLC	Delaware	6700	20-0080693
Guadalupe Valley Nursing Center, LP	Delaware	8051	20-0081801
Hallettsville Rehabilitation and Nursing Center, LP	Delaware	8051	20-0081807
Hallettsville Rehabilitation GP, LLC	Delaware	6700	20-0080721
Hallmark Investment Group, Inc.	Delaware	6700	95-4644786
Hallmark Rehabilitation GP, LLC	Delaware	8051	20-0083989
Hallmark Rehabilitation, LP	Delaware	8051	20-0084046
Hancock Park Rehabilitation Center, LLC	Delaware	8051	95-3918421
Hancock Park Senior Assisted Living, LLC	Delaware	8051	95-3918420

	(State or Other	(Primary Standard
	Jurisdiction of	Industrial
	Incorporation or	Classification Code	(I.R.S. Employer
(Exact Names of Registrants as Specified in Their Charters)	Organization)	Number)	Identification No.)
Hemet Senior Assisted Living, LLC	Delaware	8051	20-0081183
Highland Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-1854718
Holmesdale Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-4214404
Holmesdale Property, LLC	Delaware	6500	20-4214625
Hospice Care Investments, LLC	Delaware	6700	20-0674503
Hospice Care of the West, LLC	Delaware	8080	20-0662232
Hospice of the West, LP	Delaware	8080	20-1138347
Hospitality Nursing and Rehabilitation Center, LP	Delaware	8051	20-0081818
Hospitality Nursing GP, LLC	Delaware	6700	20-0080750
Leasehold Resource Group, LLC	Delaware	6500	20-0083961
Liberty Terrace Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-4214454
Live Oak Nursing Center GP, LLC	Delaware	6700	20-0080766
Live Oak Nursing Center, LP	Delaware	8051	20-0081828
Louisburg Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-1854747
Montebello Care Center, LLC	Delaware	8051	20-0081194
Monument Rehabilitation and Nursing Center, LP	Delaware	8051	20-0081831
Monument Rehabilitation GP, LLC	Delaware	6700	20-0080781
Oak Crest Nursing Center GP, LLC	Delaware	6700	20-0080801
Oak Crest Nursing Center, LP	Delaware	8051	20-0081841
Oakland Manor GP, LLC	Delaware	6700	20-0080814
Oakland Manor Nursing Center, LP	Delaware	8051	20-0081854
Pacific Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-0146398
Preferred Design, LLC	Delaware	7300	20-4645757
Richmond Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-1854787
Rio Hondo Subacute and Nursing Center, LLC	Delaware	8051	95-4274737
Rossville Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-1854816
Royalwood Care Center, LLC	Delaware	8051	20-0081209
Seaview Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-0146473
Sharon Care Center, LLC	Delaware	8051	20-0081226
Shawnee Gardens Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-1854845
SHG Resources, LP	Delaware	6500	20-0084078
Skies Healthcare and Rehabilitation Center, LLC	Delaware	8051	26-0675263
Skilled Healthcare, LLC	Delaware	7300	20-0084014
South Swope Property, LLC	Delaware	6500	20-5855449
Southwest Payroll Services, LLC	Delaware	7300	41-2115227
Southwood Care Center GP, LLC	Delaware	6700	20-0080824
Southwood Care Center, LP	Delaware	8051	20-0081861
Spring Senior Assisted Living, LLC	Delaware	8360	20-0081045
St. Anthony Healthcare and Rehabilitation Center, LLC	Delaware	8051	26-0675327
St. Catherine Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-8386337
St. Elizabeth Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-1609072
St. John Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-8386810
St. Luke Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-0366729
St. Joseph Transitional Rehabilitation Center, LLC	Delaware	8051	20-4974918
St. Theresa Healthcare and Rehabilitation Center, LLC	Delaware	8051	26-0675370
Summit Care Corporation	Delaware	6700	95-3656297
Summit Care Pharmacy, Inc.	Delaware	6700	95-3747839
Sycamore Park Care Center, LLC	Delaware	8051	95-2260970
Texas Cityview Care Center GP, LLC	Delaware	6700	20-0080841
Texas Cityview Care Center, LP	Delaware	8051	20-0081871

	(State or Other	(Primary Standard
	Jurisdiction of	Industrial
	Incorporation or	Classification Code	(I.R.S. Employer
(Exact Names of Registrants as Specified in Their Charters)	Organization)	Number)	Identification No.)
Texas Heritage Oaks Nursing and Rehabilitation Center GP, LLC	Delaware	6700	20-0080949
Texas Heritage Oaks Nursing and Rehabilitation Center, LP	Delaware	8051	20-0081888
The Clairmont Tyler GP, LLC	Delaware	6700	20-0080856
The Clairmont Tyler, LP	Delaware	8051	20-0081909
The Earlwood, LLC	Delaware	8051	20-0081060
The Heights of Summerlin, LLC	Delaware	8051	20-1380043
The Rehabilitation Center of Albuquerque, LLC	Delaware	8051	26-0675426
The Rehabilitation Center of Raymore, LLC	Delaware	8051	20-8386866
The Woodlands Healthcare Center GP, LLC	Delaware	6700	20-0080888
The Woodlands Healthcare Center, LP	Delaware	8051	20-0081923
Town and Country Manor GP, LLC	Delaware	6700	20-0080866
Town and Country Manor, LP	Delaware	8051	20-0081914
Valley Healthcare Center, LLC	Delaware	8051	20-0081076
Villa Maria Healthcare Center, LLC	Delaware	8051	20-0081090
Vintage Park at Atchison, LLC	Delaware	8360	20-1854925
Vintage Park at Baldwin City, LLC	Delaware	8360	20-1854971
Vintage Park at Gardner, LLC	Delaware	8360	20-1855022
Vintage Park at Lenexa, LLC	Delaware	8360	20-1855099
Vintage Park at Louisburg, LLC	Delaware	8360	20-1855153
Vintage Park at Osawatomie, LLC	Delaware	8360	20-1855502
Vintage Park at Ottawa, LLC	Delaware	8360	20-1855554
Vintage Park at Paola, LLC	Delaware	8360	20-1855675
Vintage Park at Stanley, LLC	Delaware	8360	20-1855749
Wathena Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-1854880
West Side Campus of Care GP, LLC	Delaware	6700	20-0080879
West Side Campus of Care, LP	Delaware	8051	20-0081918
Willow Creek Healthcare Center, LLC	Delaware	8051	20-0081112
Woodland Care Center, LLC	Delaware	8051	20-0081237
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

Skilled Healthcare Group, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Skilled Healthcare Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$325	$2,821
Accounts receivable, less allowance for doubtful accounts of $9,033 and $7,889 at September 30, 2007 and December 31, 2006, respectively	101,438	86,168
Deferred income taxes, net	13,979	13,248
Prepaid expenses	5,722	2,101
Other current assets	14,365	10,296

Total current assets	135,829	114,634
Property and equipment, net	289,063	230,904
Other assets:
Notes receivable	5,533	4,968
Deferred financing costs, net	12,504	15,764
Goodwill	448,047	411,349
Intangible assets, net	35,408	33,843
Non-current income tax receivable	1,882	1,882
Deferred income taxes, net	2,127	1,504
Other assets	21,663	23,847

Total other assets	527,164	493,157

Total assets	$952,056	$838,695

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$50,721	$69,136
Employee compensation and benefits	25,618	22,693
Current portion of long-term debt and capital leases	6,594	3,177

Total current liabilities	82,933	95,006
Long-term liabilities:
Insurance liability risks	27,149	28,306
Other long-term liabilities	21,277	8,857
Long-term debt and capital leases, less current portion	452,875	465,878

Total liabilities	584,234	598,047
Stockholders’ equity:
Preferred stock, no shares authorized at September 30, 2007 (unaudited) and 50 shares authorized, 25 shares Class A convertible shares and 25 Class B shares at December 31, 2006
Class A, $0.001 par value per share; no shares and 22 shares issued and outstanding at September 30, 2007 (unaudited) and December 31, 2006, respectively, liquidation preference of $0 and $18,652 at September 30, 2007 (unaudited) and December 31, 2006, respectively		18,652
Class B, $0.001 par value per share; no shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively		—
Preferred stock, 25,000 shares authorized, $0.001 par value per share, at September 30, 2007 (unaudited) and no shares authorized at December 31, 2006; no shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—
Common stock, no shares authorized at September 30, 2007 (unaudited) and 25,350 shares authorized, $0.001 par value per share, at December 21, 2006; no shares and 12,636 shares issued and outstanding at September 30, 2007 (unaudited) and December 31, 2006, respectively		13
Class A common stock, 175,000 shares authorized, $0.001 par value per share, at September 30, 2007 (unaudited) and no shares authorized at December 31, 2006; 19,244 and no shares issued and outstanding at September 30, 2007 (unaudited) and December 31, 2006, respectively	19
Class B common stock, 30,000 shares authorized, $0.001 par value per share, at September 30, 2007 (unaudited) and no shares authorized at December 30, 2006; 17,714 and no shares issued and outstanding at September 30, 2007 (unaudited) and December 31, 2006, respectively	18
Additional paid-in-capital	364,841	221,983
Retained earnings	2,944	—

Total stockholders’ equity	367,822	240,648

Total liabilities and stockholders’ equity	$952,056	$838,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenue	$161,468	$135,396	$457,215	$391,753
Expenses:
Cost of services (exclusive of rent cost of sales and depreciation and amortization shown below)	120,826	101,497	341,534	293,015
Rent cost of sales	3,235	2,750	8,456	7,910
General and administrative	12,008	10,244	33,908	27,944
Depreciation and amortization	4,420	3,192	12,619	10,419

	140,489	117,683	396,517	339,288

Other income (expenses):
Interest expense	(9,914)	(11,693)	(33,933)	(34,532)
Premium on redemption of debt and write-off of related deferred financing costs	—	—	(11,648)	—
Interest income	384	254	1,298	882
Other	(159)	—	(62)	—
Equity in earnings of joint venture	381	502	1,274	1,394
Change in fair value of interest rate hedge	(6)	(227)	(40)	(171)

Total other income (expenses), net	(9,314)	(11,164)	(43,111)	(32,427)

Income before provision for income taxes	11,665	6,549	17,587	20,038
Provision for income taxes	4,801	2,588	7,622	8,260

Net income	6,864	3,961	9,965	11,778
Accretion on preferred stock	—	(4,684)	(7,354)	(13,625)

Net income (loss) attributable to common stockholders	$6,864	$(723)	$2,611	$(1,847)

Net income (loss) per share data:
Net income (loss) per common share, basic	$0.19	$(0.06)	$0.11	$(0.16)

Net income (loss) per common share, diluted	$0.19	$(0.06)	$0.11	$(0.16)

Weighted-average common shares outstanding, basic	36,236	11,636	23,966	11,629

Weighted-average common shares outstanding, diluted	36,917	11,636	24,651	11,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands, except share and per share data)

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
Cash Flows from Operating Activities
Net income	$9,965	$11,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,619	10,419
Loss on disposal of property and equipment	—	251
Provision for doubtful accounts	3,474	3,524
Non-cash stock-based compensation	392	352
Amortization of deferred financing costs	2,004	2,155
Write-off of deferred financing costs and premium on early redemption of debt	11,648	—
Deferred income taxes	(3,028)	(3,138)
Change in fair value of interest rate hedge	40	171
Amortization of discount on senior subordinated notes	113	123
Changes in operating assets and liabilities:
Accounts receivable	(18,744)	(23,086)
Other current assets	(6,262)	6,103
Accounts payable and accrued liabilities	(12,240)	9,570
Employee compensation and benefits	3,033	4,630
Insurance liability risks	(1,144)	1,402
Other long-term liabilities	12,420	152

Net cash provided by operating activities	14,290	24,406

Cash Flows from Investing Activities
(Additions to) principal payments on notes receivable, net	(565)	623
Acquisition of healthcare facilities	(87,237)	(34,016)
Additions to property and equipment	(20,398)	(13,384)
Changes in other assets	2,013	(6,188)
Cash distributed related to the Onex Transaction	(7,330)	—

Net cash used in investing activities	(113,517)	(52,965)

Cash Flows from Financing Activities
Borrowings under line of credit, net	58,500	—
Repayments on long-term debt and capital leases	(68,575)	(2,193)
Premium paid for redemption of debt	(7,700)	—
Additions to deferred financing costs	(2,312)	(38)
Proceeds from initial public offering of common stock, net of expenses	116,818	—
Proceeds from the issuance of new common stock	—	100

Net cash provided by (used in) financing activities	96,731	(2,131)

Decrease in cash and cash equivalents	(2,496)	(30,690)
Cash and cash equivalents at beginning of period	2,821	37,272

Cash and cash equivalents at end of period	$325	$6,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands, except share and per share data)

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
Supplemental cash flow information
Cash paid for:
Interest expense	$39,267	$27,736
Income taxes	$10,620	$1,100
Details of accumulated other comprehensive loss:
Change in market value of marketable securities, net of tax	$—	$190
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business
     Current Business
          Skilled Healthcare Group, Inc., through its subsidiaries (collectively the “Company”), is a provider of integrated long-term healthcare services in its skilled nursing facilities and rehabilitation therapy business. The Company also provides other related healthcare services, including assisted living care and hospice care. The Company focuses on providing high-quality care to its patients, and has a strong reputation for treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, who it refers to as high-acuity patients. As of September 30, 2007, the Company owned or leased 74 skilled nursing facilities (“SNFs”), and 13 assisted living facilities (“ALFs”), together comprising approximately 10,100 licensed beds. The Company currently owns approximately 69% of its facilities, which are located in California, Texas, Kansas, Missouri, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. In addition, the Company provides a variety of ancillary services, such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, the Company owns and operates four licensed hospices providing palliative care in its California, New Mexico and Texas markets. The Company is also a member in a joint venture located in Texas providing institutional pharmacy services which currently serves approximately eight of the Company’s SNFs and other facilities unaffiliated with the Company.
     Other Information
          The accompanying condensed consolidated financial statements as of September 30, 2007 and for the three- and nine-month periods ended September 30, 2007 and 2006 (collectively, the “Interim Financial Statements”), are unaudited. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated statements and notes thereto for the year ended December 31, 2006 which are included in the Company’s Registration Statement on Form S-1, File No. 333-137897 (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
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

           On September 1, 2007, the Company acquired substantially all the assets and assumed the operations of ten skilled nursing facilities and a hospice company, all of which are located in or around Albuquerque, New Mexico, for approximately $51.5 million, pursuant to an asset purchase agreement, dated as of July 31, 2007, as amended, by and among the Company and certain affiliates of Laurel Healthcare Providers, LLC. The acquired facilities added 1,180 beds to the Company’s operations. The acquisition was financed by borrowings of $45.0 million on the Company’s revolving credit facility.
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
     Basis of Presentation
          The accompanying condensed consolidated financial statements of the Company include the accounts of the Company and the Company’s wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
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

          The Company’s revenue is derived from services provided to patients in the following payor classes (dollars in thousands):

	Three Months Ended September 30,
	2007		2006
	(Unaudited)		(Unaudited)
	Revenue	Percentage	Revenue	Percentage
	Dollars	of Revenue	Dollars	of Revenue
Medicare	$58,371	36.2%	$47,559	35.1%
Medicaid	50,846	31.5	44,406	32.8

Subtotal Medicare and Medicaid	109,217	67.7	91,965	67.9
Managed Care	13,610	8.4	11,148	8.2
Private and Other	38,641	23.9	32,283	23.9

Total	$161,468	100.0%	$135,396	100.0%

	Nine Months Ended September 30,
	2007		2006
	(Unaudited)		(Unaudited)
	Revenue	Percentage	Revenue	Percentage
	Dollars	of Revenue	Dollars	of Revenue
Medicare	$169,792	37.1%	$141,639	36.2%
Medicaid	139,205	30.5	125,515	32.0

Subtotal Medicare and Medicaid	308,997	67.6	267,154	68.2
Managed Care	38,028	8.3	31,723	8.1
Private and Other	110,190	24.1	92,876	23.7

Total	$457,215	100.0%	$391,753	100.0%

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
          Equity-related charges related to stock option grants and stock awards included in general and administrative expenses in the Company’s consolidated statements of operations and were $136,000 and $392,000 in the three- and nine-month periods ended September 30, 2007, respectively, and $317,000 and $352,000 in the three- and nine- month periods ended September 30, 2006, respectively.
     Net Income (Loss) Per Share of Class A and Class B Common Stock
          The Company computes net income (loss) per share of class A common stock and class B common stock in accordance with SFAS No. 128, Earnings Per Share, using the two-class method. The Company’s class A common stock and class B common stock are identical in all respects, except with respect to voting rights and except that each share of class B common stock is convertible into one share of class A common stock under certain circumstances. Therefore, net income (loss) is allocated on a proportionate basis.

          The following table sets forth the computation of basic and diluted net income per share of class A common stock and class B common stock for the three- and nine-month periods ended September 30, 2007 (amounts in thousands, except per share data):

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	(Unaudited)			(Unaudited)
	Class A	Class B	Total	Class A	Class B	Total
Net income per share, basic
Numerator:
Allocation of income attributable to common stockholders	$3,631	$3,233	$6,864	$1,033	$1,578	$2,611

Denominator:
Weighted-average common shares outstanding	19,167	17,069	36,236	9,478	14,488	23,966

Net income per common share,
basic	$0.19	$0.19	$0.19	$0.11	$0.11	$0.11

Net income per share, diluted
Numerator:
Allocation of income attributable to common stockholders	$3,572	$3,292	$6,864	$1,009	$1,602	$2,611

Denominator:
Weighted-average common shares outstanding	19,167	17,069	36,236	9,478	14,488	23,966

Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	43	638	681	45	640	685

Adjusted weighted-average common shares outstanding	19,210	17,707	36,917	9,523	15,128	24,651

Net income per common share,
Diluted	$0.19	$0.19	$0.19	$0.11	$0.11	$0.11

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
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that SFAS No. 159 will have a material effect on its consolidated results of operations, financial position or liquidity.
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
          At September 30, 2007, long-term care services were provided by 74 SNF subsidiaries that offer sub-acute, rehabilitative and specialty skilled nursing care, as well as 13 ALF subsidiaries that provide room and board and social services. Ancillary services include rehabilitative therapy services such as physical, occupational and speech therapy provided in the Company’s facilities and in unaffiliated facilities by its subsidiaries, Hallmark Rehabilitation GP, LLC and Hallmark Rehabilitation, LP. Also included in the ancillary services segment is the Company’s hospice business.
          The Company evaluates performance and allocates resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. Accordingly, EBITDA is used as the primary measure of each segment’s operating results because it does not include such costs as interest expense, income taxes, and depreciation and amortization which may vary from segment to segment depending upon various factors, including the method used to finance the original purchase of a segment or the tax law of the states in which a segment operates. By excluding these items, the Company is better able to evaluate operating performance of the segment by focusing on more controllable measures. General and administrative overhead is not allocated to any segment for purposes of determining segment profit or loss, and is included in the “other” category in the selected segment financial data that follows. The accounting policies of the reporting segments are the same as those described in the accounting policies (see Note 2 above) included in the Registration Statement. Intersegment sales and transfers are recorded at cost plus standard mark-up; intersegment transactions have been eliminated in consolidation.
          The following table sets forth selected financial data by business segment (dollars in thousands):

	Long-term	Ancillary
	Care Services	Services	Other	Total
Three months ended September 30, 2007 (unaudited)
Revenue from external customers	$141,553	$19,792	$123	$161,468
Intersegment revenue	—	16,093	—	16,093

Total revenue	$141,553	$35,885	$123	$177,561

Segment capital expenditures	$7,629	$70	$72	$7,771
EBITDA(1)	$22,600	$5,179	$(2,164)	$25,615

Three months ended September 30, 2006 (unaudited)
Revenue from external customers	$119,489	$15,684	$223	$135,396
Intersegment revenue	—	13,393	—	13,393

Total revenue	$119,489	$29,077	$223	$148,789

Segment capital expenditures	$5,281	$236	$(95)	$5,422
EBITDA(1)	$17,815	$5,141	$(1,776)	$21,180

	Long-term	Ancillary
	Care Services	Services	Other	Total
Nine months ended September 30, 2007 (unaudited)
Revenue from external customers	$399,479	$57,362	$374	$457,215
Intersegment revenue	—	45,454	—	45,454

Total revenue	$399,479	$102,816	$374	$502,669

Segment capital expenditures	$22,037	$431	$(2,070)	$20,398
EBITDA(1)	$64,006	$15,139	$(16,304)	$62,841

Nine months ended September 30, 2006 (unaudited)
Revenue from external customers	$347,478	$43,916	$359	$391,753

	Long-term	Ancillary
	Care Services	Services	Other	Total
Intersegment revenue	—	37,926	—	37,926

Total revenue	$347,478	$81,842	$359	$429,679

Segment capital expenditures	$12,383	$449	$552	$13,384
EBITDA(1)	$53,144	$14,155	$(3,192)	$64,107

(1)	EBITDA is defined as net income before depreciation, amortization and interest expense (net) and the provision for income taxes. See reconciliation of net income to EBITDA and a discussion of its uses and limitations on pages 21-23 of this quarterly report.

          The following table presents the segment assets as of September 30, 2007 compared to December 31, 2006:

	Long-term	Ancillary
	Care Services	Services	Other	Total
September 30, 2007:
Segment total assets	$577,232	$73,975	$300,849	$952,056
Goodwill and intangibles included in total assets	$446,850	$36,605	$—	$483,455
December 31, 2006:
Segment total assets	$704,797	$66,358	$67,540	$838,695
Goodwill and intangibles included in total assets	$408,642	$36,550	$—	$445,192
4. Income Taxes
          For the three months ended September 30, 2007 and 2006, the Company recognized income tax expense of $4.8 million and $2.6 million respectively, which was primarily related to the Company’s effective tax rate applied to the Company’s operating income.
          For the nine months ended September 30, 2007 and 2006, the Company recognized income tax expense of $7.6 million and $8.3 million respectively, which was primarily related to the Company’s effective tax rate applied to the Company’s operating income.
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
          The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2003. During the first quarter of 2007, the Company agreed to an adjustment related to depreciation claimed on its 2003 federal tax return and is awaiting assessment. With normal closures of the statute of limitations and the agreed upon settlement for depreciation, the Company anticipates that there is a reasonable possibility that the amount of unrecognized tax benefits will decrease by $8.1 million within the next 12 months.

5. Other Current Assets and Other Assets
          Other current assets consist of the following at September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30, 2007	December 31, 2006
	(Unaudited)
Receivable from escrow	$7,031	$6,000
Income tax refund receivable	2,512	—
Supply inventories	2,533	2,152
Other notes receivable	2,289	2,144

	$14,365	$10,296

          Other assets consist of the following at September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30, 2007	December 31, 2006
	(Unaudited)
Equity investment in pharmacy joint venture	$4,174	$4,170
Restricted cash	9,517	8,448
Investments	2,905	4,856
Deposits and other assets	5,067	4,695
Expenses related to initial public offering	—	1,678

	$21,663	$23,847

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
     Insurance
          The Company maintains insurance for general and professional liability, workers’ compensation, employee benefits liability, property, casualty, directors’ and officers’ liability, inland marine, crime, boiler and machinery, automobile, employment practices liability and earthquake and flood. The Company believes that its insurance programs are adequate and where there has been a direct transfer of risk to the insurance carrier, the Company does not recognize a liability in the condensed consolidated financial statements.
          Workers’ Compensation. The Company has maintained workers’ compensation insurance as statutorily required. Most of its commercial workers’ compensation insurance purchased is loss sensitive in nature. As a result, the

Company is responsible for adverse loss development. Additionally, the Company self-insures the first unaggregated $1.0 million per workers’ compensation claim in California, Nevada and New Mexico.
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
          General and Professional Liability. The Company’s skilled nursing and assisted living services subject it to certain liability risks. Malpractice claims may be asserted against the Company if its services are alleged to have resulted in patient injury or other adverse effects, the risk of which may be greater for higher-acuity patients, such as those receiving specialty and sub-acute services, than for traditional long-term care patients. The Company has from time to time been subject to malpractice claims and other litigation in the ordinary course of business.
          From April 10, 2001 to August 31, 2006, the Company maintained a retrospectively rated claims-made policy with a self-insured retention of $0.3 million for its California and Nevada facilities and $1.0 million for its Texas facilities. This policy had a per occurrence and total aggregate limit of $5.0 million for professional liability and general liability losses. Effective September 1, 2006, the Company obtained professional and general liability insurance with an individual claim limit of $2.0 million per loss and a $6.0 million annual aggregate limit for its California, Texas and Nevada facilities. The New Mexico facilities that were acquired on September 1, 2007 are also covered by this policy. Under this program, the Company retains an unaggregated $1.0 million self-insured professional and general liability retention per claim.
          The Company’s Kansas facilities are insured on an occurrence basis with an occurrence and annual coverage limit of $1.0 million and $3.0 million, respectively, and there are no self-insurance retentions under these contracts. The Company’s Missouri facilities are underwritten on a claims-made basis with no self-insured retention and have an individual annual claim and aggregate coverage limit of $1.0 million and $3.0 million, respectively.
          In September 2004, the Company purchased a multi-year aggregate excess professional and general liability insurance policy providing an additional $10.0 million of coverage for losses arising from claims in excess of $5.0 million in California, Texas, Nevada, Kansas or Missouri. As of September 1, 2006, this excess coverage was modified to increase the coverage to $12.0 million for losses arising from claims in excess of $3.0 million which are reported after the September 1, 2006 change. The New Mexico facilities are also covered under this policy.
          A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

	September 30, 2007					December 31, 2006
	(Unaudited)
	General and					General and
	Professional		Workers’			Professional		Workers’
	Liability		Compensation		Total	Liability		Compensation		Total
Current	$16,177	(1)	$2,956	(2)	$19,133	$16,056	(1)	$3,064	(2)	$19,120
Non current	17,982		9,167		27,149	20,591		7,715		28,306

	$34,159		$12,123		$46,282	$36,647		$10,779		$47,426

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.

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
7. Stockholders’ Equity
          The fair value of the stock option grants for the nine-month period ended September 30, 2007 under SFAS No. 123R was estimated on the date of the grants using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	4.62%
Expected life	5.75 years
Dividend yield	0%
Volatility	32.00%
Estimated forfeitures	9.00%
Weighted-average fair value	$6.09
          There were no new stock options granted in the three-month period ended September 30, 2007.
          There were no options exercised during the three- and nine-month periods ended September 30, 2007. The total grant date fair value of stock options vested during each of the three- and nine-month periods ended September 30, 2007 was $0 and $204,000, respectively. As of September 30, 2007, there was $438,000 of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 2.6 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.
          The following table summarizes stock option activity during the nine months ended September 30, 2007 under the 2007 Plan:

Weighted-
Average
		Weighted -	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at January 1, 2007	—	$—
Granted	134,000	$15.50
Exercised	—	$—
Forfeited or cancelled	—	$—

Outstanding at September 30, 2007	134,000	$15.50	9.83	$816

Exercisable at September 30, 2007	33,500	$15.50	9.83	$204
8. Subsequent Events
          In October 2007, the Company entered into an interest rate swap agreement in the notional amount of $100.0 million, maturing on December 31, 2009. Under the terms of the swap agreement, the Company will be required to pay a fixed interest rate of 4.4%. In exchange for the payment of the fixed rate amounts, the Company will receive floating rate amounts equal to the three-month LIBOR rate in effect on the effective date of the swap agreement and the subsequent reset dates, which are the quarterly anniversaries of the effective date. The effect of the swap agreement is to convert $100.0 million of variable rate debt to fixed rate debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” of our Form 10-Q for the quarterly period ended June 30, 2007 and this quarterly report. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our” and “us” refer to Skilled Healthcare Group, Inc. and its consolidated subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this report.
Business Overview
          We are a provider of integrated long-term healthcare services through our skilled nursing facilities and rehabilitation therapy business. We also provide other related healthcare services, including assisted living care and hospice care. We focus on providing high quality care to our patients, and we have a strong reputation for treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of September 30, 2007, we owned or leased 74 skilled nursing facilities and 13 assisted living facilities, together comprising approximately 10,100 licensed beds. We currently own approximately 69% of our facilities, which are located in California, Texas, Kansas, Missouri, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. For the nine months ended September 30, 2007, our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities, generated approximately 84.7% of our revenue, compared to 85.8% of our revenue for the nine months ended September 30, 2006, with the remainder generated by our other related healthcare services.
          We operate our business in two reportable segments: long-term care services, which include the operation of skilled nursing and assisted living facilities and is the most significant portion of our business, and ancillary services, which include our rehabilitation therapy and hospice businesses. The “other” category includes general and administrative items and eliminations.
          On September 1, 2007, we acquired substantially all the assets and assumed the operations of ten skilled nursing facilities and a hospice company, all of which are located in or around Albuquerque, New Mexico, for approximately $51.5 million, pursuant to an asset purchase agreement, dated as of July 31, 2007, as amended, by and among us and certain affiliates of Laurel Healthcare Providers, LLC. The acquired facilities added 1,180 beds to our operations.
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

          The following table shows the percentage of our total revenue generated by each of these segments for the periods presented:

	Percentage Total Revenue		Percentage Total Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Long-term care services:
Skilled nursing facilities	85.1%	85.3%	84.7%	85.8%
Assisted living facilities	2.5	2.9	2.7	2.9

Total long-term care services	87.6	88.2	87.4	88.7
Ancillary services :
Third-party rehabilitation therapy services	10.7	10.6	11.2	10.4
Hospice	1.6	1.0	1.3	0.8

Total ancillary services	12.3	11.6	12.5	11.2
Other:	0.1	0.2	0.1	0.1

Total	100.0%	100.0%	100.0%	100.0%

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
          The following table sets forth our Medicare, managed care, private pay/other and Medicaid patient days for our skilled nursing facilities as a percentage of total patient days for our skilled nursing facilities and the level of skilled mix for our skilled nursing facilities:

	Percentage Skilled Nursing Patient Days
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Medicare	17.5%	17.3%	18.5%	18.2%
Managed care	5.9	5.5	5.9	5.4

Skilled mix	23.4	22.8	24.4	23.6
Private and other	17.6	16.8	16.8	16.6
Medicaid	59.0	60.4	58.8	59.8

Total	100.0%	100.0%	100.0%	100.0%

          Assisted Living Facilities. Within our assisted living facilities, we generate our revenue primarily from private pay sources, with a small portion earned from Medicaid or other state specific programs.
     Ancillary Services Segment
          Rehabilitation Therapy. As of September 30, 2007, we provided rehabilitation therapy services to a total of 186 healthcare facilities, 64 of which were our facilities and 122 of which were unaffiliated facilities, compared to 159 facilities, 60 of which were our facilities and 99 of which were unaffiliated facilities as of September 30, 2006. In addition, we have management contracts to manage the rehabilitation therapy services for our ten healthcare facilities in New Mexico. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party skilled nursing facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered.

          Hospice. We provide hospice care in Texas, California and New Mexico. We derive substantially all of the revenue from our hospice business from Medicare reimbursement for hospice services.
Regulatory and Other Governmental Actions Affecting Revenue
          Our revenue is derived from services provided to patients in the following payor classes (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2007		2006		2007		2006
	Revenue	Percent of	Revenue	Percent of	Revenue	Percent of	Revenue	Percent of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Medicare	$58,371	36.2%	$47,559	35.1%	$169,792	37.1%	$141,639	36.2%
Medicaid	50,846	31.5	44,406	32.8	139,205	30.5	125,515	32.0
Managed Care	13,610	8.4	11,148	8.2	38,028	8.3	31,723	8.1
Private and Other	38,641	23.9	32,283	23.9	110,190	24.1	92,876	23.7

Total	$161,468	100.0%	$135,396	100.0%	$457,215	100.0%	$391,753	100.0%

     We derive a substantial portion of our revenue from the Medicare and Medicaid programs. For the nine months ended September 30, 2007, we derived approximately 37.1% and 30.5% of our total revenue from the Medicare and Medicaid programs, respectively, and for the nine months ended September 30, 2006, we derived approximately 36.2% and 32.0% of our total revenue from the Medicare and Medicaid programs, respectively. In addition, our rehabilitation therapy services, for which we receive payment from private payors, are significantly dependent on Medicare and Medicaid funding, as those private payors are often reimbursed by these programs.
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
     Also pursuant to DRA directives, CMS is required to establish a post-acute care payment reform demonstration by January 1, 2008. The goal of the initiative is to standardize patient assessment information from post-acute care settings, which includes skilled nursing facilities, long-term care hospitals, inpatient rehabilitation facilities and home health agencies, and to use this data to guide future payment policies in the Medicare program. The project will provide standardized information on patient health and functional status independent of post-acute care site of care and will examine resources and outcomes associated with treatment in each type of setting. The project is being completed in two phases: (i) Phase I, scheduled to be completed by December 2007, includes developing a patient assessment tool and resource use tools, testing them in one market area, and selecting markets for further testing; and (ii) Phase II, scheduled to begin in early 2008 and continue through 2009, involves expanding the demonstration to ten market areas. Although CMS is exploring the possibility of site-neutral payments for post-acute care, it remains unclear at this time how information from the project would be employed by CMS to guide future changes to payment policies for post-acute care, or how the change would impact reimbursement rates for skilled nursing facilities.
     On February 5, 2007, the Bush Administration released its fiscal year 2008 budget proposal, with legislative and administrative proposals that would reduce Medicare spending by $5.3 billion in fiscal year 2008 and $75.9 billion over five years. The budget would, among other things, freeze payments in fiscal year 2008 to skilled nursing facilities and reduce payment updates for hospice services. Of these proposals, $4.3 billion for 2008 and $65.6 billion over five years would require legislation to be implemented. Both the DRA and the 2008 budget proposal may result in reduced Medicare funding for skilled nursing facilities and other providers. For 2007, as part of a market basket adjustment implemented for increased cost of living, Medicare payments to skilled nursing facilities increased by an average of 3.1% over prior year rates.
     On July 31, 2007, CMS released its final rule on the fiscal year 2008 per diem payment rates for skilled nursing facilities. Under the final rule, CMS revised and rebased the skilled nursing facility market basket, resulting in a 3.3% market basket increase factor. Using this increase factor, the final rule increased aggregate payments to skilled nursing facilities nationwide by approximately $690.0 million. While CMS calculated a market basket increase of 3.3% in its final rule, the President’s budget recommendation included a proposal for a zero percent update to the skilled nursing facility market basket. To become effective, the President’s budget proposal requires legislation enacted by Congress.
     Historically, adjustments to the reimbursement rates under Medicare have had a significant effect on our revenue. For a discussion of historic adjustments and recent changes to the Medicare program and related reimbursement rates, see “Business — Sources of Reimbursement” in our Registration Statement filed with the SEC and “Risk Factors — Risks Related to Our Business and Industry — Reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program could have a material adverse effect on our revenue, financial condition and results of operations” in Part II, Item 1A in our quarterly report for the period ended June 30, 2007.
     Medicaid. Medicaid is a state-administered medical assistance program for the indigent, operated by the individual states with the financial participation of the federal government. Each state has relatively broad discretion in establishing its Medicaid reimbursement formulas and coverage of service, which must be approved by the federal government in accordance with federal guidelines. All states in which we operate cover long-term care services for individuals who are Medicaid eligible and qualify for institutional care. Medicaid payments are made directly to providers, who must accept the Medicaid reimbursement level as payment in full for services rendered. Rapidly increasing Medicaid spending, combined with slow state revenue growth, has led many states to institute measures aimed at controlling spending growth. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities in the states in which we operate. In addition, the DRA limited the circumstances under which an individual may become financially eligible for Medicaid and nursing home services paid for by Medicaid. The following summarizes the Medicaid regime in the principal states in which we operate.

•	California. In 2005, under State Assembly Bill 1629, California Medicaid, known as Medi-Cal, switched from a prospective payment system to a prospective cost-based system for free standing nursing facilities that is facility-specific-based upon the cost of providing care at that facility. State Assembly Bill 1629 included both a rate increase, as well as a quality assurance fee that is a provider tax. The provider tax is a mechanism for states to obtain additional federal funding for the state’s Medicaid program. State Assembly Bill 1629 is scheduled to expire, with its prospective cost-based system and quality assurance fee becoming inoperative, on July 31, 2008, unless a later enacted statute extends this date.

•	Texas. Texas has a prospective cost-based system that is facility–specific-based upon patient acuity mix for that facility. Effective September 1, 2008, Texas will transition to a patient-specific rate setting method using a RUG classification system similar to the Medicare program but with Texas standardized case mix indexing.

•	Kansas. The Kansas Medicaid reimbursement system is prospective cost-based and is case mix adjusted for resident activity levels.

•	Missouri. The Missouri Medicaid reimbursement system is prospective cost-based. The facility-specific rate is composed of five cost components: (i) patient care; (ii) ancillary; (iii) administration; (iv) capital; and (v) working capital. Missouri has a provider tax similar to the previously mentioned California provider tax.

•	Nevada. Nevada’s reimbursement system is prospective cost-based, adjusted for patient acuity mix and designed to cover all costs except those currently associated with property, return on equity and certain ancillaries. Property cost is reimbursed at a prospective rate for each facility. Nevada has a provider tax similar to the previously mentioned California provider tax.

•	New Mexico. New Mexico’s reimbursement system is a prospective cost-based system that is rebased every three years. New Mexico’s Medicaid program reimburses nursing facilities at the lower of the facility’s billed charges or a prospective per diem rate. This per diem rate is specific for the facility and determined on the basis of the facility’s base-year allowable costs, constrained by rate ceilings. In addition, the per diem rate is subject to final adjustment for specified additional costs and inflationary trends.
     The U.S. Department of Health and Human Services has established a Medicaid advisory commission charged with recommending ways in which Congress can restructure the program. The commission issued its report on December 29, 2006. The commission’s report included several recommendations that involved giving states greater discretion in the determination of eligibility, formulation of benefit packages, financing, and tying payment for services to quality measures. The commission also recommended expanding home- and community-based care for seniors and the disabled.
     Managed Care. Our managed care patients consist of individuals who are insured by a third-party entity, typically called a senior HMO plan, or are Medicare beneficiaries who assign their Medicare benefits to a senior HMO plan.
     Private Pay and Other. Private pay and other sources consist primarily of individuals or parties who directly pay for their services or are beneficiaries of the Department of Veterans Affairs or hospice beneficiaries.
Critical Accounting Policies Update
     There have been no significant changes during the three- and nine-month periods ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Registration Statement on Form S-1 filed with the SEC.

Results of Operations
     The following table sets forth details of our revenue and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of sales and depreciation and amortization shown below)	74.8	75.0	74.7	74.8
Rent cost of sales	2.0	2.0	1.9	2.0
General and administrative	7.4	7.6	7.4	7.1
Depreciation and amortization	2.7	2.4	2.8	2.7

	86.9	87.0	86.8	86.6

Other income (expenses):
Interest expense	(6.1)	(8.6)	(7.4)	(8.8)
Premium on redemption of debt and write-off of related deferred financing costs	—	—	(2.5)	—
Interest income	0.2	0.2	0.3	0.2
Other	(0.1)	—	—	—
Equity in earnings of joint venture	0.2	0.4	0.3	0.3
Change in fair value of interest rate hedge	—	(0.2)	—	—

Total other income (expenses), net	(5.8)	(8.2)	(9.3)	(8.3)

Income before provision for income taxes	7.3	4.8	3.9	5.1
Provision for income taxes	3.0	1.9	1.7	2.1

Net income	4.3%	2.9%	2.2%	3.0%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):
Net income	$6,864	$3,961	$9,965	$11,778
Interest expense, net of interest income	9,530	11,439	32,635	33,650
Provision for income taxes	4,801	2,588	7,622	8,260
Depreciation and amortization expense	4,420	3,192	12,619	10,419

EBITDA	25,615	21,180	62,841	64,107
Change in fair value of interest rate hedge	6	227	40	171
Other	159	—	62	—
Write-off of deferred financing costs related to redemption of debt	—	—	3,948	—
Premium on redemption of debt	—	—	7,700	—

Adjusted EBITDA	$25,780	$21,407	$74,591	$64,278

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
     Management uses both EBITDA and Adjusted EBITDA to assess the performance of our core business operations, to prepare operating budgets and to measure our performance against those budgets on an administrative services, segment and a facility-by-facility level. We typically use Adjusted EBITDA for these purposes at the administrative services level (because the adjustments to EBITDA are not generally allocable to any individual business unit) and we typically use EBITDA to compare the operating performance of each skilled nursing and assisted living facility, as well as to assess the performance of our operating segments: long term care services, which includes the operation of our skilled nursing and assisted living facilities; and ancillary services, which includes our rehabilitation therapy and hospice businesses. EBITDA and Adjusted EBITDA are useful in this regard because they do not include such costs as interest expense, income taxes, depreciation and amortization expense and special charges, which may vary from business unit to business unit and period to period depending upon various factors, including the method used to finance the business, the amount of debt that we have determined to incur, whether a facility is owned or leased, the date of acquisition of a facility or business, the original purchase price of a facility or business unit or the tax law of the state in which a business unit operates. These types of charges are dependent on factors unrelated to our underlying business. As a result, we believe that the use of EBITDA and Adjusted EBITDA provide a meaningful and consistent comparison of our underlying business between periods by eliminating certain items required by GAAP which have little or no significance in our day-to-day operations.
     We also make capital allocations to each of our facilities based on community and patient needs, along with expected EBITDA returns and establish compensation programs and bonuses for our executive management and facility-level employees that are based upon the achievement of pre-established quality, EBITDA and Adjusted EBITDA targets.
     We also use Adjusted EBITDA to determine compliance with our debt covenants and assess our ability to borrow additional funds to finance or expand our operations. The credit agreement governing our first lien term loan uses a measure substantially similar to Adjusted EBITDA as the basis for determining compliance with our financial covenants, specifically our minimum interest coverage ratio and our maximum total leverage ratio, and for determining the interest rate of our first lien term loan. The indenture governing our 11.0% senior subordinated notes also uses a substantially similar measurement for determining the amount of additional debt we may incur. For example, both our credit facility and the indenture for our 11.0% senior subordinated notes include adjustments for (i) gains or losses on the sale of assets, (ii) the write-off of deferred financing costs of redeemed debt; (iii) reorganization expenses; and (iv) fees and expenses related to the Transactions. Our non-compliance with these financial covenants could lead to acceleration of amounts under our credit facility. In addition, if we cannot satisfy certain financial covenants under the indenture for our 11.0% senior subordinated notes, we cannot engage in specified activities, such as incurring additional indebtedness or making certain payments. As of September 30, 2007 we were in compliance with our debt covenants.
     Despite the importance of these measures in analyzing our underlying business, maintaining our financial requirements, designing incentive compensation and for our goal setting both on an aggregate and facility-level basis, EBITDA and Adjusted EBITDA are non-GAAP financial measures that have no standardized meaning defined by GAAP. Therefore, our EBITDA and Adjusted EBITDA measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
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
     Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Revenue. Revenue increased $26.1 million, or 19.3%, to $161.5 million for the three months ended September 30, 2007 from $135.4 million for the three months ended September 30, 2006.
     Revenue in our long-term care services segment, comprising skilled nursing and assisted living facilities, increased $22.1 million, or 18.5%, to $141.6 million in the three months ended September 30, 2007 from $119.5 million in the three months ended September 30, 2006. The increase in the long-term care services segment revenue resulted from a $21.8 million, or 18.9%, increase in skilled nursing facilities revenue, and a $0.3 million, or 5.9%, increase in assisted living facilities revenue. The increase in skilled nursing facilities revenue resulted primarily from an $8.4 million increase in reimbursement rates from Medicare, Medicaid and managed care, as well as a higher patient acuity mix and $13.3 million resulted from increased occupancy. Our average daily Medicare rate increased 8.4% to $501 in the three months ended September 30, 2007 from $462 in the three months ended September 30, 2006 as a result of market increases provided under the Medicare program, as well as a shift to higher-acuity Medicare patients. Our average daily Medicaid rate increased 4.8% to $132 in the three months ended September 30, 2007 from $126 in the three months ended September 30, 2006, primarily due to increased Medicaid rates in California, Texas and Missouri. Our private pay and other rates increased by approximately 4.9% in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Our managed care rates increased by approximately 1.5% in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Our skilled mix increased to 23.4% in the three months ended September 30, 2007 from 22.8% for the three months ended September 30, 2006. Our average daily number of patients increased by 726 patients, or 11.5%, to 7,034 patients in the three months ended September 30, 2007 from 6,308 patients in the three months ended September 30, 2006, primarily due to our acquisition of one healthcare facility in Missouri in December 2006, three healthcare facilities in Missouri in April 2007, and ten healthcare facilities in New Mexico in September 2007.
     Revenue from external customers in our ancillary services segment increased $4.1 million, or 26.2%, to $19.8 million in the three months ended September 30, 2007, compared to $15.7 million in the three months ended September 30, 2006. The increase in our ancillary services segment revenue resulted from a $2.9 million, or 20.6%, increase in our rehabilitation therapy services revenue and a $1.2 million, or 83.4%, increase in our hospice business revenue. Of the $2.9 million increase in rehabilitation therapy services revenue, $2.4 million resulted from an increase in the number of rehabilitation therapy contracts with third-party facilities, with the remaining $0.5 million resulting primarily from increased services under existing third-party contracts. Increased services under existing third-party contracts primarily resulted from increases in volume at the facilities and, to a lesser extent, the timing of contract execution during the periods, with some contracts entered into during the third quarter of 2006 being in effect for the full third quarter of 2007.

     Cost of Services Expenses. Our cost of services expenses increased $19.3 million, or 19.0%, to $120.8 million, or 74.8% of revenue, in the three months ended September 30, 2007 from $101.5 million, or 75.0% of revenue, in the three months ended September 30, 2006.
     Cost of services expenses for our long-term care services segment increased $15.8 million, or 16.9%, to $108.8 million, or 76.8% of revenue, in the three months ended September 30, 2007 from $93.0 million, or 77.9% of revenue, in the three months ended September 30, 2006.
     The increase in long-term care services segment cost of services expenses resulted from a $15.4 million, or 17.1%, increase in cost of services expenses at our skilled nursing facilities and a $0.4 million, or 11.3%, increase in cost of services expenses at our assisted living facilities.
     Of the increase in cost of services expenses at our skilled nursing facilities, $5.2 million resulted from operating costs per patient day increasing $7 to $163 in the three months ended September 30, 2007 from $156 in the three months ended September 30, 2006 and $10.2 million resulted from increased occupancy. The $5.2 million increase in operating costs as a result of increased operating costs per patient day primarily resulted from increased labor costs of $2.1 million, due to an average hourly rate increase of 4.9% and increased staffing, primarily in the nursing area, to respond to quality improvement initiatives, increased acuity levels, an increase in ancillary expenses, such as pharmacy and therapy costs, due to an increase in the mix of higher acuity patients of $2.2 million and a net increase in other expenses, such as supplies, food, taxes and licenses, insurance and utilities of $0.9 million, due to increased purchasing costs. The increase in occupancy resulted in increased operating costs of $10.2 million, in which the average daily number of patients increased by 726 patients to 7,034 patients in the three months ended September 30, 2007 from 6,308 patients in the three months ended September 30, 2006, due to our acquisition of one healthcare facility in Missouri in December 2006, three healthcare facilities in Missouri in April 2007, and ten healthcare facilities in New Mexico in September 2007.
     Cost of services expenses in our ancillary services segment, prior to any intercompany eliminations, increased $6.4 million, or 29.6%, to $28.1 million, or 78.4% of revenue, from both internal and external customers, in the three months ended September 30, 2007 from $21.7 million, or 74.7% of revenue, from both internal and external customers, in the three months ended September 30, 2006. The increase in ancillary services segment cost of services expenses resulted from a $5.6 million, or 27.2%, increase in cost of services expenses related to our rehabilitation therapy services business to $26.0 million, or 78.1% of revenue, from both internal and external customers, in the three months ended September 30, 2007 from $20.4 million, or 73.9% of revenue, from both internal and external customers, in the three months ended September 30, 2006, and a $0.8 million, or 67.9%, increase in cost of services expenses related to our hospice business. The increase in cost of services expenses in our rehabilitation therapy services business primarily resulted from the increased activity under third-party rehabilitation therapy contracts discussed above. The increase in cost of services as a percent of revenue in our rehabilitation therapy services business is primarily due to increases in the rates we are paying for contract labor at facilities at which we have been unable to hire a sufficient number of therapists. This typically happens at new third party facilities at which we provide rehabilitation therapy service during the first twelve months, after which we are generally able to hire therapists at a lower cost than contracted therapists. However, we are not always able to hire therapists in rural locations, in which case we would be required to continue to pay the higher contract labor rates. The increase in hospice operating costs is commensurate with the increase in hospice revenue of 83.4%.
     Rent Cost of Sales. Rent cost of sales increased by $0.4 million, or 17.6%, to $3.2 million in the three months ended September 30, 2007 from $2.8 million in the three months ended September 30, 2006. This increase was primarily caused by the September 2007 purchase of eight leased healthcare facilities in New Mexico, partially offset by the February 2007 acquisition of a previously leased facility.
     General and Administrative Services Expenses. Our general and administrative services expenses increased $1.8 million, or 17.2%, to $12.0 million, or 7.4% of revenue, in the three months ended September 30, 2007 from $10.2 million, or 7.6% of revenue, in the three months ended September 30, 2006. The increase in our general and administrative expenses resulted primarily from a $0.9 million increase in salaries, benefits and bonus accrual offset by a $0.2 million reduction in legal costs. Other expenses increased $1.1 million.

     Depreciation and Amortization. Depreciation and amortization increased by $1.2 million, or 38.5%, to $4.4 million in the three months ended September 30, 2007 from $3.2 million in the three months ended September 30, 2006. This increase primarily resulted from increased depreciation related to our acquisitions of one healthcare facility in Missouri in December 2006 and three healthcare facilities in Missouri in April 2007, increased amortization related to our acquisition of ten healthcare facilities in New Mexico in September 2007, as well as new assets placed in service since the third quarter of 2006.
     Interest Expense. Interest expense decreased by $1.8 million, or 15.2%, to $9.9 million in the three months ended September 30, 2007 from $11.7 million in the three months ended September 30, 2006. The decrease in our interest expense was primarily due to the average debt for the three months ended September 30, 2007 decreasing by $38.6 million to $438.1 million from $476.7 million for the three months ended September 30, 2006. The average interest rate on our debt decreased to 8.6% for the three months ended September 30, 2007 from 9.2% for the same period in 2006. Debt decreased primarily as a result of the use of IPO proceeds to redeem $70.0 million of our 11.0% senior subordinated notes in June 2007, offset by borrowings primarily used to fund the purchase of ten healthcare facilities in New Mexico in September 2007.
     Interest Income and Other. Interest income and other decreased by $0.1 million, or 11.4%, to $0.2 million in the three months ended September 30, 2007 from $0.3 million in the three months ended September 30, 2006.
     Provision for Income Taxes. Provision for income taxes for the three months ended September 30, 2007 was $4.8 million, or 41.2% of income before provision for income taxes. Provision for income taxes for the three months ended September 30, 2006 was $2.6 million, or 39.5% of income before provision for income taxes.
     EBITDA. EBITDA increased by $4.4 million, or 20.9%, to $25.6 million in the three months ended September 30, 2007 from $21.2 million in the three months ended September 30, 2006. The $4.4 million increase was primarily related to the $26.1 million increase in revenue discussed above, offset by the $19.3 million increase in cost of services expenses discussed above, the $0.4 million increase in rent cost of sales discussed above, and the $1.8 million increase in general and administrative services expenses discussed above.
     EBITDA for our long-term care services segment increased by $4.8 million, or 26.9%, to $22.6 million in the three months ended September 30, 2007 from $17.8 million in the three months ended September 30, 2006. The $4.8 million increase was primarily related to the $22.1 million increase in revenue in our long-term care services segment discussed above, offset by the $15.8 million increase in cost of services in our long-term care services segment expenses discussed above and the $1.5 million increase in rent cost of sales, primarily due to additional facilities.
     EBITDA for our ancillary services segment increased $0.1 million, or 1.0%, to $5.2 million in the three months ended September 30, 2007 from $5.1 million in the three months ended September 30, 2006.
     Net Income. Net income for the three months ended September 30, 2007 was $6.9 million, compared to net income of $4.0 million for the three months ended September 30, 2006, an increase of $2.9 million, or 73.3%. The $2.9 million increase was primarily related to the $4.4 million increase in EBITDA discussed above, as well as a decrease in interest expense of $1.8 million discussed above, offset by the $0.1 million decrease in interest income and other discussed above, the $2.2 million increase in taxes discussed above, and the $1.2 million increase in depreciation and amortization discussed above.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Revenue. Revenue increased $65.4 million, or 16.7%, to $457.2 million for the nine months ended September 30, 2007 from $391.8 million for the nine months ended September 30, 2006.
     Revenue in our long-term care services segment, comprised of skilled nursing and assisted living facilities, increased $52.0 million, or 15.0%, to $399.5 million in the nine months ended September 30, 2007 from $347.5 million in the nine months ended September 30, 2006. The increase in long-term care services segment revenue resulted from a $51.4 million, or 15.3%, increase in skilled nursing facilities revenue, and a $0.6 million, or 5.3%, increase in assisted living facilities revenue. The increase in skilled nursing facilities revenue resulted primarily from a $25.3 million increase in reimbursement rates from Medicare, Medicaid, managed care and private pay sources, as well as a higher patient acuity mix and $26.3 million resulted from increased occupancy. Our average daily Medicare rate increased 8.6% to $490 in the nine months ended September 30, 2007 from $451 in the nine months ended September 30, 2006 as a result of market increases provided under the Medicare program, as well as a shift to higher-acuity Medicare patients. Our average daily Medicaid rate increased 4.4% to $129 in the nine months ended September 30, 2007 from $124 in the nine months ended September 30, 2006, primarily due to increased Medicaid rates in California, Texas and Missouri. Our private pay and other rates increased by approximately 4.9% in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Our managed care rates increased by approximately 1.4% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Our skilled mix increased to 24.4% in the nine months ended September 30, 2007 from 23.6% for the nine months ended September 30, 2006. Our average daily number of patients increased by 484 patients, or 7.8%, to 6,675 patients in the nine months ended September 30, 2007 from 6,191 patients in the nine months ended September 30, 2006, due to our March 2006 acquisitions of three healthcare facilities in Missouri, our June 2006 acquisition of one healthcare facility in Nevada, our December 2006 acquisition of one healthcare facility in Missouri, our April 2007 acquisition of three healthcare facilities in Missouri, and our September 2007 acquisition of ten healthcare facilities in New Mexico.
     Revenue from external customers in our ancillary services segment increased $13.5 million, or 30.6%, to $57.4 million in the nine months ended September 30, 2007, compared to $43.9 million in the nine months ended September 30, 2006. The increase in our ancillary services segment revenue resulted from a $10.8 million, or 26.5%, increase in our rehabilitation therapy services revenue and a $2.7 million, or 82.1%, increase in our hospice business revenue. Of the $10.8 million increase in rehabilitation therapy services revenue, $7.7 million resulted from an increase in the number of rehabilitation therapy contracts with third-party facilities, with the remaining $3.1 million resulting primarily from increased services under existing third-party contracts. Increased services under existing third-party contracts primarily resulted from increases in volume at the facilities and, to a lesser extent, the timing of contract execution during the periods, with some contracts entered into during the first three quarters of 2006 being in effect for the full first three quarters of 2007.
     Cost of Services Expenses. Our cost of services expenses increased $48.5 million, or 16.6%, to $341.5 million, or 74.7% of revenue, in the nine months ended September 30, 2007 from $293.0 million, or 74.8% of revenue, in the nine months ended September 30, 2006.
     Cost of services expenses for our long-term care services segment increased $37.8 million, or 14.0% to $307.0 million, or 76.9% of revenue, in the nine months ended September 30, 2007 from $269.2 million, or 77.5% of revenue, in the nine months ended September 30, 2006.
     The increase in long-term care services segment cost of services expenses resulted from a $37.2 million, or 14.2%, increase in cost of services expenses at our skilled nursing facilities and a $0.6 million, or 7.5%, increase in cost of services expenses at our assisted living facilities.
     Of the increase in cost of services expenses at our skilled nursing facilities, $14.2 million resulted from operating costs per patient day increasing $9 to $164 in the nine months ended September 30, 2007 from $155 in the nine months ended September 30, 2006 and $23.0 million resulted from increased occupancy. The $14.2 million increase in operating costs as a result of increased operating costs per patient day primarily resulted from increased labor costs of $8.3 million, due to an average hourly rate increase of 5.2% and increased staffing, primarily in the nursing area, to respond to increased acuity levels, an increase in ancillary expenses, such as pharmacy and therapy costs due to an increase in the mix of higher acuity patients of $6.9 million and net decreases in other expenses, such as supplies, food, taxes and licenses, insurance and utilities of $1.0 million, due to increased purchasing costs. The increase in occupancy resulted in increased operating costs of $23.0 million, in which the average daily number of patients increased by 484 patients to 6,675 patients in the nine months ended September 30, 2007 from 6,191 in the nine months ended September 30, 2006, due to our March 2006 acquisitions of three healthcare facilities in Missouri, our June 2006 acquisition of one healthcare facility in Nevada, our December 2006 acquisition of one healthcare facility in Missouri, our April 2007 acquisition of three healthcare facilities in Missouri, and our September 2007 acquisition of ten healthcare facilities in New Mexico.
     Cost of services expenses in our ancillary services segment, prior to any intercompany eliminations, increased $18.6 million, or 30.2%, to $80.0 million, or 77.8% of revenue, from both internal and external customers, in the nine months ended September 30, 2007 from $61.4 million, or 75.1% of revenue, from both internal and external customers, in the nine months ended September 30, 2006. The increase in ancillary services segment cost of services expenses resulted from a $16.5 million, or 28.3%, increase in cost of services expenses related to our rehabilitation therapy services business to $74.8 million, or 77.3% of revenue, from both internal and external customers, in the nine months ended September 30, 2007 from $58.3 million, or 74.2% of revenue, from both internal and external customers, in the nine months ended September 30, 2006, and a $2.1 million, or 64.5%, increase in cost of services expenses related to our hospice business. The increase in cost of services expenses in our rehabilitation therapy services business primarily resulted from the increased activity under third-party rehabilitation therapy contracts discussed above. The increase in cost of services as a percent of revenue in our rehabilitation therapy services business is primarily due to increases in the rates we are paying for contract labor at facilities at which we have been unable to hire a sufficient number of therapists. This typically happens at new third party facilities at which we provide rehabilitation therapy service during the first twelve months, after which we are generally able to hire therapists at a lower cost than contracted therapists. However, we are not always able to hire therapists in rural locations, in which case we would be required to continue to pay the higher contract labor rates. The increase in hospice operating costs is commensurate with the increase in hospice revenue of 82.1%.
     Rent Cost of Sales. Rent cost of sales increased by $0.6 million, or 6.9%, to $8.5 million in the nine months ended September 30, 2007 from $7.9 million in the nine months ended September 30, 2006. This increase was primarily caused by the September 2007 purchase of eight leased healthcare facilities in New Mexico, partially offset by the February 2007 acquisition of a previously leased facility.
     General and Administrative Services Expenses. Our general and administrative services expenses increased $6.0 million, or 21.3%, to $33.9 million, or 7.4% of revenue, in the nine months ended September 30, 2007 from $27.9 million, or 7.1% of revenue, in the nine months ended September 30, 2006. The increase in our general and administrative expenses resulted from increased compensation and benefits of $1.8 million as we added administrative service personnel. Professional fees also increased $2.4 million in the nine-month period ended September 30, 2007, primarily in the areas of accounting and audit services and legal fees incurred in preparation for becoming a public reporting company. Other expenses increased $1.8 million.
     Depreciation and Amortization. Depreciation and amortization increased by $2.2 million, or 21.1%, to $12.6 million in the nine months ended September 30, 2007 from $10.4 million in the nine months ended September 30, 2006. This increase primarily resulted from increased depreciation related to our acquisitions of one healthcare facility in Missouri in December 2006 and three healthcare facilities in Missouri in April 2007, increased amortization related to our acquisition of ten healthcare facilities in New Mexico in September 2007, as well as new assets placed in service since the nine-month period ended September 30, 2006.
     Interest Expense. Interest expense decreased by $0.6 million, or 1.7%, to $33.9 million in the nine months ended September 30, 2007 from $34.5 million in the nine months ended September 30, 2006. The decrease in our interest expense was primarily due to a decrease in average debt for the nine months ended September 30, 2007 of $8.4 million to $464.6 million from $473.0 million for the nine months ended September 30, 2006. The average interest rate on our debt decreased to 9.0% for the nine months ended September 30, 2007 from 9.1% for the same period in 2006. Debt decreased primarily as a result of the use of IPO proceeds to redeem $70.0 million of our 11.0% senior subordinated notes, offset by borrowings made to fund acquisitions. We incurred $0.6 million of penalty interest on our 11.0% senior subordinated notes as a result of the notes not being publicly registered until May 2007.

     Premium on Redemption of Debt and Write-off of Related Deferred Financing Costs. Premium on redemption of debt and write-off of related deferred financing costs was $11.6 million in the nine months ended September 30, 2007, with no comparable amount in the nine-month period ended September 30, 2006. In June 2007, we redeemed $70.0 million of our 11.0% senior subordinated notes before their scheduled maturities. These notes had an interest rate of 11.0% and a maturity date of 2014. We recorded a redemption premium of $7.7 million, as well as write-offs of $3.6 million of unamortized debt costs and $0.3 million of original issue discount associated with this redemption of debt.
     Interest Income and Other. Interest income and other increased by $0.3 million, or 40.1%, to $1.2 million in the nine months ended September 30, 2007 from $0.9 million in the nine months ended September 30, 2006. Interest income increased due to interest earned on cash and notes receivables balances.
     Provision for Income Taxes. Provision for income taxes for the nine months ended September 30, 2007 was $7.6 million, or 43.3% of income before income tax, a decrease of $0.7 million from provision for income taxes of $8.3 million, or 41.2% of income before income tax, for the nine months ended September 30, 2006. The increase in our tax rate was primarily the result of recording interest expense on our tax contingency reserves incurred for the nine months ended September 30, 2007 in accordance with FIN 48.
     EBITDA. EBITDA decreased by $1.3 million, or 2.0%, to $62.8 million in the nine months ended September 30, 2007 from $64.1 million in the nine months ended September 30, 2006. The $1.3 million decrease was primarily related to the $65.4 million increase in revenue discussed above, offset by the $48.5 million increase in cost of services expenses discussed above, the $0.6 million increase in rent cost of sales discussed above, the $6.0 million increase in general and administrative services expenses discussed above, and the $11.6 million charges related to the premium on early retirement of debt and write-off of deferred financing costs of extinguished debt discussed above.
     EBITDA for our long-term care services segment increased by $10.9 million, or 20.4%, to $64.0 million in the nine months ended September 30, 2007 from $53.1 million in the nine months ended September 30, 2006. The $10.9 million increase was primarily related to the $52.0 million increase in revenue in our long-term care services segment discussed above, offset by the $37.8 million increase in cost of services in our long-term care services segment expenses discussed above, and a $3.4 million increase in rent cost of sales primarily due to additional facilities.
     EBITDA for our ancillary services segment increased by $0.9 million, or 7.0% to $15.1 million in the nine months ended September 30, 2007 from $14.2 million in the nine months ended September 30, 2006. The $0.9 million increase was primarily related to the $13.5 million increase in our ancillary services segment revenue discussed above, a $7.5 million increase in intercompany revenue, primarily related to an increase in the volume of rehabilitation therapy services provided to our skilled nursing facilities, as well as a $0.6 million decrease in rent cost of sales, offset by the $18.6 million increase in cost of services in our ancillary services segment expenses discussed above, and a $2.1 million increase in general and administrative services expenses.
     Net Income. Net income decreased by approximately $1.8 million, or 15.4%, to $10.0 million for the nine months ended September 30, 2007 from $11.8 million for the nine months ended September 30, 2006. The $1.8 million decrease was primarily related to the $0.7 million decrease in income taxes discussed above, the $0.6 million decrease in interest expense discussed above, as well as the increase in interest income and other of $0.3 million discussed above, offset by the $1.3 million decrease in EBITDA discussed above, and the increase in depreciation and amortization of $2.2 million discussed above. The most material factors that contributed to the decrease in net income in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 were the premium paid on the redemption of debt and write-off of related deferred financing costs.
Liquidity and Capital Resources
     Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Our principal sources of liquidity are cash generated by operating activities and borrowings under our credit facility.

     Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including write-off of deferred financing costs and premium on early redemption of debt, depreciation and amortization, stock-based compensation, as well as the effect of changes in working capital and other activities. Cash provided by operating activities in the nine months ended September 30, 2007 was $14.3 million and consisted of net income of $10.0 million, adjustments for non-cash items of $27.2 million and $22.9 million used by working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $18.7 million, a $12.2 million reduction in accounts payable and accrued liabilities and a $12.4 million increase in other long-term liabilities. The reduction in accounts payable and accrued liabilities and the increase in other long-term liabilities was primarily the result of an $11.1 million reclassification from accrued income tax contingencies to other long-term liabilities as a result of our adoption of the provisions of FIN 48.
     Cash provided by operating activities in the nine months ended September 30, 2006 was $24.4 million and consisted of net income of $11.8 million, adjustments for non-cash items of $13.9 million and $1.3 million used by working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $23.1 million, offset by an increase in accounts payable and accrued liabilities of $9.6 million.
     Cash used in investing activities in the nine months ended September 30, 2007 of $113.5 million was primarily attributable to the acquisition of healthcare facilities for $87.2 million, capital expenditures of $20.4 million and cash distributed related to the Onex transaction of $7.3 million, of which $6.3 million was used to pay our former stockholders for amounts paid to the Internal Revenue Service in excess of the 2006 tax amounts on our tax return for the period ended December 27, 2005 and $1.0 million was used to fund an escrow account for the satisfaction of certain tax liabilities that arose prior to the date of the Onex transaction. The Onex transaction refers to the acquisition of Skilled Healthcare Group, Inc., our predecessor company and formerly known as Fountain View, Inc. (“SHG”), by SHG Acquisition Corp. (“Acquisition”), effective December 27, 2005, pursuant to that certain agreement and plan of merger, entered into in October 2005, by the Company, SHG, Acquisition and SHG’s former sponsor, Heritage Fund II LP and related investors.
     Cash used in investing activities in the nine months ended September 30, 2006 of $53.0 million was primarily attributable to the acquisition of healthcare facilities for $34.0 million and capital expenditures of $13.4 million.
     Cash provided by financing activities in the nine months ended September 30, 2007 of $96.7 million primarily reflects the proceeds of our IPO, net of expenses, of $116.8 million, offset by the redemption of $70.0 million of our 11.0% senior subordinated notes and the associated $7.7 million early redemption premium. In addition, net borrowings on our line of credit for the nine months ended September 30, 2007 were $58.5 million.
     Cash used in financing activities in the nine months ended September 30, 2006 of $2.1 million consisted primarily of scheduled repayments of long-term debt and capital leases.
Principal Debt Obligations and Capital Expenditures
     We are significantly leveraged. As of September 30, 2007, we had $459.5 million in aggregate indebtedness outstanding, consisting of $129.3 million principal amount of our 11.0% senior subordinated notes (net of the unamortized portion of the original issue discount of $0.7 million), a $254.2 million first lien senior secured term loan that matures on June 15, 2012, $67.0 million principal amount outstanding under our $100.0 million revolving credit facility that matures on June 15, 2010, and capital leases and other debt of approximately $9.0 million. Furthermore, we had $4.8 million in outstanding letters of credit against our $100.0 million revolving credit facility, leaving approximately $28.2 million of additional borrowing capacity under our amended senior secured credit facility as of September 30, 2007. For the nine-month period ended September 30, 2007, our interest expense was $33.9 million, including amortization of deferred financing fees.
     We must maintain compliance with standard financial covenants measured on a quarterly basis, including an interest coverage minimum ratio as well as a total maximum leverage ratio. The covenants also include annual and lifetime limitations, including the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Furthermore, in addition to a $2.6 million annual permanent reduction requirement, we must permanently reduce the principal amount of debt outstanding by applying the proceeds from any asset sale, insurance or condemnation payments, additional indebtedness or equity securities issuances, and 25% to 50% of excess cash flows from operations based on the leverage ratio then in effect. We were in compliance with our debt covenants as of September 30, 2007.
     Substantially all of our subsidiaries guarantee our 11.0% senior subordinated notes, the first lien senior secured term loan and our revolving credit facility. We have no independent assets or operations and the guarantees provided by our subsidiaries are full and unconditional and joint and several. Other subsidiaries that are not guarantors are considered minor.
     We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We expect to spend on average about $400 per annum per licensed bed for each of our skilled nursing facilities and $400 per unit at each of our assisted living facilities. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to between $1,400 and $1,800 per bed, or $14.2 million and $18.2 million in capital expenditures per annum on our existing facilities. In addition, we are continuing with the expansion of our Express Recoverytm units. We expect to open an additional 7 units before December 31, 2007, bringing our total to 35 units with more than 1,100 beds or about 14.1% of our total SNF beds before the addition of New Mexico. We plan on further Express Recoverytm unit expansions into 2008, as we continue to selectively target additional markets to accommodate high-acuity patients. These units cost between $0.4 million and $0.6 million for each Express Recoverytm unit. We have extended our relationship with Baylor Healthcare System, which offers us the right to build on Baylor acute campuses. We currently have three Baylor facilities we are in the early stages of developing, including two 136-bed skilled nursing facilities in each of downtown Dallas and Fort Worth, and another pending site in a northern suburb of Dallas. We are also in the process of developing two additional assisted living facilities in our Kansas City market, much like the facility we recently opened in Ottawa, Kansas. We expect the majority of these facilities to be completed by late early 2010. We anticipate total capital expenditures for 2007 to range from $31.5 million to $33.5 million.
     Based upon our current level of operations, we believe that cash generated from operations, cash on hand and borrowings available to us will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including our amended senior secured credit facilities and our 11.0% senior subordinated notes, or make anticipated capital expenditures. One element of our business strategy is to selectively pursue acquisitions and strategic alliances. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary, to fund capital expenditures and potential acquisitions or for other purposes. Our future operating performance, ability to service or refinance our 11.0% senior subordinated notes and ability to service and extend or refinance our senior secured credit facilities and our 11.0% senior subordinated notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
     In October 2007, we entered into an interest rate swap agreement in the notional amount of $100.0 million, maturing on December 31, 2009. Under the terms of the swap agreement, we will be required to pay a fixed interest rate of 4.4%. In exchange for the payment of the fixed rate amounts, we will receive floating rate amounts equal to the three-month LIBOR rate in effect on the effective date of the swap agreement and the subsequent reset dates, which are the quarterly anniversaries of the effective date. The effect of the swap agreement is to convert $100.0 million of variable rate debt into fixed rate debt.
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
     We estimate our professional liability and general liability reserve on a quarterly basis and our workers’ compensation reserve on a semi annual basis, based on actuarial analysis using the most recent trends of claims, settlements and other relevant data from our own and our industry’s loss history. Based upon this analysis, at September 30, 2007, we had reserved $34.2 million for known or unknown or potential uninsured professional liability and general liability and $12.1 million for workers’ compensation claims. We have estimated that we may incur approximately $16.2 million for professional and general liability claims and $2.9 million for workers’ compensation claims, for a total of approximately $19.1 million to be payable within the next 12 months; however, there are no set payment schedules and we cannot assure you that the payment amount in 2007 will not be significantly larger. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future malpractice or workers’ compensation insurance will be available at a reasonable price or that we will not have to further increase our levels of self-insurance.
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
Off-Balance Sheet Arrangements
     As of September 30, 2007, we had no off-balance sheet arrangements.
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

Item 4. Controls and Procedures
     Not applicable. See Item 4T below.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Internal Control Over Financial Reporting
     During the quarter ended September 30, 2007, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to Part II, Item 1A, Risk Factors, in our Form 10-Q for the quarterly period ended June 30, 2007, as supplemented by the risk factors set forth below. There has been no material change in the risk factors set forth in our Form 10-Q for the quarterly period ended June 30, 2007 other than those set forth below.
Substantial future sales of our class A or class B common stock in the public market may cause the price of our stock to decline.
     If our existing stockholders sell substantial amounts of our class A or class B common stock or the public market perceives that our existing stockholders might sell substantial amounts of our class A common stock, the market price of our class A common stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of September 30, 2007, we had 19,243,961 shares of class A common stock and 17,713,723 shares of class B common stock outstanding. All of the shares of class A common stock sold in our IPO are freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. All shares of our class B common stock (which will convert into shares of class A common stock if transferred to holders other than our current class B stockholders, which includes Onex Corporation, our management group and certain of their affiliates), will be available for sale in the public market pursuant to Rules 144, 144(k) and 701 under the Securities Act beginning on the date when the lock-up agreements between the underwriters for our IPO and certain of our stockholders expire. The expiration date has been extended from November 11, 2007 to November 24, 2007.
     Moreover, current stockholders holding an aggregate of 17,713,723 shares of class B common stock (which will convert into shares of class A common stock if transferred to holders other than our current class B stockholders, which includes Onex Corporation, our management group and certain of their affiliates), have the right, subject to some conditions, to require us to file a registration statement with the SEC or include their shares for registration in certain registration statements that we may file under the Securities Act. Once we register these shares, they may be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions imposed on our affiliates under Rule 144. We may issue shares of our common stock, or other securities, from time to time as consideration for future acquisitions and investments. In the event any such acquisition or investment is significant, the number of shares of our common stock or the number or aggregate principal amount, as the case may be, of other securities that we may issue may also be significant. We may also grant registration rights covering those shares or other securities in connection with any such acquisitions and investments. Any additional capital raised through the sale of our equity securities may dilute your percentage ownership of us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits.

Number	Description
2.1*	Agreement of and Plan of Merger, dated as of October 22, 2005, among SHG Acquisition Corp., SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

2.2*	Amendment No. 1 to Agreement and Plan of Merger, dated October 22, 2005, by and between SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

2.3*	Asset Purchase Agreement, dated as of January 31, 2006, by and among Skilled Healthcare Group, Inc., each of the entities listed on Schedule 2.1 thereto, M. Terence Reardon and M. Sue Reardon, individually and as Trustees of the M. Terence Reardon Trust U.T.A. dated June 26, 2003, and M. Sue Reardon and M. Terence Reardon, as Trustees of the M. Sue Reardon Trust U.T.A. dated June 26, 2003 (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

2.4*	Agreement and Plan of Merger, dated as of February 7, 2007, by and between SHG Holding Solutions, Inc., and Skilled Healthcare Group, Inc. (incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on February 9, 2007).

2.5*	Asset Purchase Agreement, dated February 8, 2007, by and among Skilled Healthcare Group, Inc., Raymore Care Center LLC, Blue River Care Center LLC, MLD Healthcare LLC, Blue River Real Estate LLC, MLD Real Estate LLC, Melvin Dunsworth and Raymore Health Care, Inc. (incorporated by reference to Exhibit 2.5 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on April 23, 2007).

2.6*+	Asset Purchase Agreement, dated as of July 31, 2007, by and among Skilled Healthcare Group, Inc. and certain affiliates of Laurel Healthcare Providers, LLC (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q, filed on August 9, 2007).

3.1*	Certificate of Ownership and Merger of Skilled Healthcare Group, Inc., dated February 7, 2007 (incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007).

Number	Description
3.2*	Amended and Restated Certificate of Incorporation of Skilled Healthcare Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q, filed on August 9, 2007).

3.3*	Amended and Restated Bylaws of Skilled Healthcare Group, Inc., dated April 19, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007).

4.1*	Form of specimen certificate for Skilled Healthcare Group, Inc.’s class A common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007).

4.2*	Indenture, dated as of December 27, 2005, by and among SHG Acquisition Corp., Wells Fargo Bank, N.A. and certain subsidiaries of Skilled Healthcare Group, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

4.3*	Form of 11% Senior Subordinated Notes due 2014 (included in exhibit 4.1).

4.4*	Registration Rights Agreement, dated as of December 27, 2005, by and among SHG Acquisition Corp., all the subsidiaries of Skilled Healthcare Group, Inc. listed therein, Credit Suisse First Boston LLC and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

4.5*	Investor Stockholders’ Agreement, dated as of December 27, 2005, among SHG Holding Solutions, Inc., Onex Partners LP and the stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

4.6*	Registration Agreement dated as of December 27, 2005, among SHG Holding Solutions, Inc. and the persons listed thereon (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

10.1	Employment Agreement, dated as of August 14, 2007, by and between Skilled Healthcare LLC and Christopher N. Felfe.

10.2	Side Letter, dated as of August 14, 2007, by and between Skilled Healthcare, LLC and Christopher N. Felfe.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Incorporated by reference.

+	The Company has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon the SEC’s request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLED HEALTHCARE GROUP, INC.
Date: November 9, 2007	/s/ John E. King
John E. King
Treasurer and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

/s/ Christopher N. Felfe
Christopher N. Felfe
Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

Number	Description
2.1*	Agreement of and Plan of Merger, dated as of October 22, 2005, among SHG Acquisition Corp., SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

2.2*	Amendment No. 1 to Agreement and Plan of Merger, dated October 22, 2005, by and between SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

2.3*	Asset Purchase Agreement, dated as of January 31, 2006, by and among Skilled Healthcare Group, Inc., each of the entities listed on Schedule 2.1 thereto, M. Terence Reardon and M. Sue Reardon, individually and as Trustees of the M. Terence Reardon Trust U.T.A. dated June 26, 2003, and M. Sue Reardon and M. Terence Reardon, as Trustees of the M. Sue Reardon Trust U.T.A. dated June 26, 2003 (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

2.4*	Agreement and Plan of Merger, dated as of February 7, 2007, by and between SHG Holding Solutions, Inc., and Skilled Healthcare Group, Inc. (incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on February 9, 2007).

2.5*	Asset Purchase Agreement, dated February 8, 2007, by and among Skilled Healthcare Group, Inc., Raymore Care Center LLC, Blue River Care Center LLC, MLD Healthcare LLC, Blue River Real Estate LLC, MLD Real Estate LLC, Melvin Dunsworth and Raymore Health Care, Inc. (incorporated by reference to Exhibit 2.5 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on April 23, 2007).

2.6*+	Asset Purchase Agreement, dated as of July 31, 2007, by and among Skilled Healthcare Group, Inc. and certain affiliates of Laurel Healthcare Providers, LLC (incorporated by reference to Exhibit 2.6 to the Company’s Form 10-Q, filed on August 9, 2007).

3.1*	Certificate of Ownership and Merger of Skilled Healthcare Group, Inc., dated February 7, 2007 (incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007).

3.2*	Amended and Restated Certificate of Incorporation of Skilled Healthcare Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q, filed on August 9, 2007).

3.3*	Amended and Restated Bylaws of Skilled Healthcare Group, Inc., dated April 19, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007).

4.1*	Form of specimen certificate for Skilled Healthcare Group, Inc.’s class A common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007).

4.2*	Indenture, dated as of December 27, 2005, by and among SHG Acquisition Corp., Wells Fargo Bank, N.A. and certain subsidiaries of Skilled Healthcare Group, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

4.3*	Form of 11.0% Senior Subordinated Notes due 2014 (included in exhibit 4.1).

4.4*	Registration Rights Agreement, dated as of December 27, 2005, by and among SHG Acquisition Corp., all the subsidiaries of Skilled Healthcare Group, Inc. listed therein, Credit Suisse First Boston LLC and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

Number	Description
4.5*	Investor Stockholders’ Agreement, dated as of December 27, 2005, among SHG Holding Solutions, Inc., Onex Partners LP and the stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

4.6*	Registration Agreement dated as of December 27, 2005, among SHG Holding Solutions, Inc. and the persons listed thereon (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006).

10.1	Employment Agreement, dated as of August 14, 2007, by and between Skilled Healthcare LLC and Christopher N. Felfe.

10.2	Side Letter, dated as of August 14, 2007, by and between Skilled Healthcare, LLC and Christopher N. Felfe.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Incorporated by reference.

+	The Company has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon the SEC’s request.