Form 10-K
period 2007-12-31
Skilled Healthcare Group, Inc.
filed 2008-02-29
CIK 1351051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33459
Skilled Healthcare Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3934755
(State of Incorporation)	(I.R.S. Employer Identification Number)

27442 Portola Parkway, Suite 200 Foothill Ranch, CA (Address of Principal Executive Offices)	92610 (Zip Code)

Registrant’s telephone number: (949) 282-5800
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the shares of class A common stock, par value $0.001, and class B common stock, par value $0.001, held by non-affiliates of the registrant, computed based on the closing sale price of $15.51 per share as reported by The New York Stock Exchange, was approximately $301.7 million. As of February 20, 2008, there were 19,280,557 shares of the registrant’s class A common stock issued and outstanding, par value $0.001, and 17,676,677 shares of the registrant’s class B common stock issued and outstanding, par value $0.001.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Documents Incorporated by Reference:

The information called for by Part III is incorporated by reference to the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than April 30, 2008.

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

These companies are listed as guarantors of the 11.0% senior subordinated notes due 2014 of the registrant. All of the equity securities of each of the guarantors set forth in the table above are owned, either directly or indirectly, by the registrant.

v

SKILLED HEALTHCARE GROUP, INC.

ANNUAL REPORT

PART I

Item 1.	Business

Overview

References in this report to the “Company,” “we,” “us” and “our” refer to Skilled Healthcare Group, Inc. and its subsidiaries, unless the context requires otherwise.

We are a provider of integrated long-term healthcare services through our skilled nursing facilities and rehabilitation therapy business. We also provide other related healthcare services, including assisted living care, rehabilitation therapy services provided to third-party facilities, and hospice care. We focus on providing high-quality care to our patients, and we have a strong reputation for treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of December 31, 2007, we owned or leased 74 skilled nursing facilities and 13 assisted living facilities, together comprising approximately 10,100 licensed beds. Our facilities, approximately 69.0% of which we own, are located in California, Texas, Kansas, Missouri, Nevada and New Mexico and are generally clustered in large urban or suburban markets. For the year ended December 31, 2007, we generated approximately 84.7% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated by our other related healthcare services. Those services consist of our assisted living facilities, rehabilitation therapy services provided to third-party facilities, and hospice care.

2007 Acquisitions

On September 1, 2007, we acquired substantially all the assets and assumed the operations of ten skilled nursing facilities and a hospice company, all of which are located in or around Albuquerque, New Mexico, for approximately $53.2 million. The acquired facilities added 1,180 beds to our operations. The acquisition was financed by borrowings of $45.0 million on our revolving credit facility.

Effective April 1, 2007, we purchased the owned real property, tangible assets, intellectual property and related rights and licenses of three skilled nursing facilities located in Missouri for a cash purchase price of $30.6 million, including $0.1 million of transaction expenses. We also assumed certain liabilities under related operating contracts. The transaction added approximately 426 beds, as well as 24 unlicensed apartments, to our operations. The acquisition was financed by borrowings of $30.1 million on our revolving credit facility.

On February 1, 2007, we purchased the land, building and related improvements of one of our leased skilled nursing facilities in California for $4.3 million in cash. Changing this leased facility into an owned facility resulted in no net change in the number of beds in our operations.

Operations

Our services focus primarily on the medical and physical issues facing elderly high-acuity patients and are provided through our skilled nursing facilities, assisted living facilities, integrated and third-party rehabilitation therapy business and hospice business.

We have two reportable operating segments — long-term care services, which includes the operation of skilled nursing and assisted living facilities and is the most significant portion of our business, and ancillary services — which includes our integrated and third-party rehabilitation therapy and hospice businesses. For information regarding the financial performance of our reportable operating segments, see the notes to our consolidated financial statements in this Annual Report in “Notes to Consolidated Financial Statements, Note 7 — Business Segments.”

Long-Term Care Services Segment

Skilled Nursing Facilities

As of December 31, 2007, we provide skilled nursing care at 74 regionally clustered facilities, having 9,183 licensed beds, in California, Texas, Missouri, Kansas, Nevada and New Mexico. We have developed programs for, and actively market our services to, high-acuity patients, who are typically admitted to our facilities as they recover from strokes, other neurological conditions, cardiovascular and respiratory ailments, joint replacements and other muscular or skeletal disorders.

We use interdisciplinary teams of experienced medical professionals, including therapists, to provide services prescribed by physicians. These teams include registered nurses, licensed practical nurses, certified nursing assistants and other professionals who provide individualized comprehensive nursing care 24 hours a day. Many of our skilled nursing facilities are equipped to provide specialty care, such as chemotherapy, dialysis, enteral/parenteral nutrition, tracheotomy care, and ventilator care. We also provide standard services to each of our skilled nursing patients, including room and board, special nutritional programs, social services, recreational activities and related healthcare and other services.

In December 2004, we introduced our Express Recoverytm program, which uses a dedicated unit within a skilled nursing facility to deliver a comprehensive rehabilitation regimen in accommodations uniquely designed to serve high-acuity patients. Each Express Recoverytm unit can typically be entered without using the main facility entrance, permitting residents to bypass portions of the facility dedicated to the traditional nursing home patient. Each Express Recoverytm unit typically has 12 to 36 beds and provides skilled nursing care and rehabilitation therapy for patients recovering from conditions such as joint replacement surgery, and cardiac and respiratory ailments. Since introducing our Express Recoverytm program at several of our skilled nursing facilities, our skilled mix at these facilities has increased, resulting in higher reimbursement rates. As of December 31, 2007, we operate 33 Express Recoverytm units with 1,055 beds and we plan to expand our current facilities and complete the development of 22 additional Express Recoverytm units, adding approximately 821 beds by the end of 2008.

Assisted Living Facilities

We complement our skilled nursing care business by providing assisted living services at 13 facilities with 931 licensed units and 24 independent living units, for a total of 955 units as of December 31, 2007. Our assisted living facilities provide residential accommodations, activities, meals, security, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support, but not the level of nursing care provided in a skilled nursing facility. Our independent living units are non-licensed independent living apartments in which residents are independent in nature, requiring no support with the activities of daily living.

Ancillary Services Segment

Rehabilitation Therapy Services

As of December 31, 2007, we provide physical, occupational and speech therapy services to each of our 74 skilled nursing facilities and to approximately 113 third-party facilities through our Hallmark Rehabilitation subsidiary. We provide rehabilitation therapy services at our skilled nursing facilities as part of an integrated service offering in connection with our skilled nursing care. We believe that an integrated approach to treating high-acuity patients enhances our ability to achieve successful patient outcomes and enables us to identify and treat patients who can benefit from our rehabilitation therapy services. We believe hospitals and physician groups refer high-acuity patients to our skilled nursing facilities because they recognize the value of an integrated approach to providing skilled nursing care and rehabilitation therapy services.

We believe that we have also established a strong reputation as a premium provider of rehabilitation therapy services to third-party skilled nursing operators in our local markets, with a recognized ability to provide these services to high-acuity patients. Our approach to providing rehabilitation therapy services for third-party operators emphasizes high-quality treatment and successful clinical outcomes. As of December 31, 2007, we employed approximately 1,188 full-time equivalent employees (primarily therapists) in our rehabilitation therapy business.

Hospice Care

We provide hospice services in California, Texas and New Mexico. Hospice services focus on the physical, spiritual and psychosocial needs of both terminally ill individuals and their families and consist of palliative and clinical care, education and counseling. Our hospice business received licensure in California and Texas at the end of 2004 and in New Mexico in 2007.

Equity Investment in Pharmacy Joint Venture

We have an investment in APS — Summit Care Pharmacy, a limited liability company joint venture, which serves our pharmaceutical needs for a limited number of our Texas operations. APS — Summit Care is owned 50% by us and 50% by APS Acquisition, LLC. APS — Summit Care Pharmacy operates a pharmacy in Austin, Texas and we pay market value for prescription drugs and receive a 50% share of the net income related to this joint venture. The income associated with our joint venture is included in “Other” in our segment reporting.

Our Local Referral Network

Our sales and marketing team of regionally-based professionals support our facility-based personnel who are responsible for marketing our high-acuity capabilities. These marketing efforts involve developing new referral relationships and managing existing relationships within our local network. Our facility-based personnel actively call on hospitals, hospital discharge planners, primary care physicians and various community organizations as well as specialty physicians, such as orthopedic surgeons, pulmonologists, neurologists and other medical specialties because these providers frequently treat patients that require physical therapy or other medically complex services that we provide.

We also have established strategic alliances with medical centers in our local markets, including Baylor Health Care System in Dallas, Texas, St. Joseph’s Hospital in Orange County, California and White Memorial in Los Angeles, California. We believe that forming alliances with leading medical centers will improve our ability to attract high-acuity patients to our facilities because we believe that our associations with these medical centers typically enhances our reputation for providing high-quality care. As part of these alliances, the medical centers formally evaluate and provide input with respect to our quality of care. We believe these alliances provide us with significantly greater exposure to physicians and discharge staff at these medical centers, strengthening our relationships and reputation with these valuable referral sources. These medical centers may also seek to more rapidly discharge their patients into a facility where the patient will continue to receive high-quality care. As part of the affiliation, we typically commit to admit a contractually negotiated number of charity care patients from the hospital system into our skilled nursing facilities and adopt coordinated quality assurance practices.

Payment Sources

We derive revenue primarily from the Medicare and Medicaid programs, managed care payors and from private pay patients. Medicaid typically covers patients that require standard room and board services and provides reimbursement rates that are generally lower than rates earned from other sources. We use our skilled mix as a measure of the quality of reimbursements we receive at our skilled nursing facilities over various periods. Skilled mix is the average daily number of Medicare and managed care patients we serve at our skilled nursing facilities divided by the average daily number of total patients we serve at our skilled nursing facilities. We monitor our quality mix, which is the percentage of non-Medicaid revenue from each of our businesses, to measure the level of more attractive reimbursements that we receive across each of our business units. We believe that our focus on attracting and providing integrated care for high-acuity patients has had a positive effect on our skilled mix and quality mix.

The following table sets forth our Medicare, managed care, private pay/other and Medicaid patient days as a percentage of total patient days and the level of skilled mix for our skilled nursing facilities:

	Percentage Skilled Nursing Patient Days
	Year Ended December 31,
	2007	2006	2005

Medicare	18.1%	18.0%	17.8%
Managed care	6.0	5.5	4.6

Skilled mix	24.1	23.5	22.4
Private and other	17.0	16.6	16.2
Medicaid	58.9	59.9	61.4

Total	100.0%	100.0%	100.0%

The following table sets forth our Medicare, managed care, private pay and Medicaid sources of revenue by percentage of total revenue and the level of quality mix for our company:

	Year Ended December 31,
	2007	2006	2005

Medicare	36.8%	36.0%	36.3%
Managed care	8.5	8.1	7.3
Private pay and other	23.7	23.9	22.9

Quality mix	69.0	68.0	66.5
Medicaid	31.0	32.0	33.5

Total	100.0%	100.0%	100.0%

Sources of Reimbursement

We receive a majority of our revenue from Medicare and Medicaid. The Medicare and Medicaid programs generated approximately 36.8% and 31.0%, respectively, of our revenue for the year ended December 31, 2007 and approximately 36.0% and 32.0%, respectively, of our revenue for the year ended December 31, 2006. Changes in the reimbursement rates or the system governing reimbursement for these programs directly affect our business. In addition, our rehabilitation therapy services, for which we typically receive payment from private payors, are significantly dependent on Medicare and Medicaid funding, as those private payors are often reimbursed by these programs. In recent years, federal and state governments have enacted changes to these programs in response to increasing healthcare costs and budgetary constraints See Item 1A of this report, “Risk Factors — Reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program could have a material adverse effect on our revenue, financial condition and results of operations.” Our ability to remain certified as a Medicare and Medicaid provider depends on our ability to comply with existing and newly enacted laws or new interpretations of existing laws related to these programs. See Item 1 of this report, “Business — Government Regulation.”

Medicare.  Medicare is a federal program and provides certain healthcare benefits to beneficiaries who are 65 years of age or older, blind, disabled or qualify for the End Stage Renal Disease Program. Medicare provides health insurance benefits in two primary parts for services that we provide:

•	Part A. Hospital insurance, which provides reimbursement for inpatient services for hospitals, skilled nursing facilities and certain other healthcare providers and patients requiring daily professional skilled nursing and other rehabilitative care. Coverage in a skilled nursing facility is limited for a period up to 100 days, if medically necessary, after the individual has qualified for Medicare coverage by a three-day hospital stay. Medicare pays for the first 20 days of stay in a skilled nursing facility in full and the next 80 days above a daily coinsurance amount. Covered services include supervised nursing care, room and board, social services, pharmaceuticals and supplies as well as physical, speech and occupational therapies and other necessary services provided by nursing facilities. Medicare Part A also covers hospice care.

•	Part B. Supplemental Medicare insurance, which requires the beneficiary to pay monthly premiums, covers physician services, limited drug coverage and other outpatient services, such as physical, occupational and speech therapy services, enteral nutrition, certain medical items and X-ray services received outside of a Part A covered inpatient stay.

To achieve and maintain Medicare certification, a healthcare provider must meet the Centers for Medicare and Medicaid Services, or CMS, “Conditions of Participation” on an ongoing basis, as determined in the facility survey conducted by the state in which such provider is located.

Medicare reimburses our skilled nursing facilities under a prospective payment system, or PPS, for inpatient Medicare Part A covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group, or RUG, category, which is based upon each patient’s acuity level. As of January 1, 2006, the RUG categories were expanded from 44 to 53, with increased reimbursement rates for treating higher acuity patients. We believe these RUG changes more accurately pay skilled nursing facilities for the care of residents with medically complex conditions. The new rules also implemented a market basket increase that increased rates by 3.1% for fiscal year 2006. At the same time, Congress terminated certain temporary add on payments that were added in 1999 and 2000 as the nursing home industry came under financial pressure from prior Medicare cuts. Therefore, while Medicare payments to skilled nursing facilities were reduced by an estimated $1.0 billion because of the expiration of the temporary payment add-ons, this reduction was offset by a $510.0 million increase in payments resulting from the refined classification system and a $530.0 million increase resulting from updates to the payment rates in connection with the market basket index. While the federal fiscal year 2007 Medicare skilled nursing facility payment rates did not reduce payments to skilled nursing facilities, the loss of revenue associated with future changes in skilled nursing facility payments could, in the future, have an adverse impact on our financial condition or results of operations.

On July 31, 2007, CMS released its final rule on the fiscal year 2008 per diem payment rates for skilled nursing facilities. Under the final rule, CMS revised and rebased the skilled nursing facility market basket, resulting in a 3.3% market basket increase factor. Using this increase factor, the final rule increased aggregate payments to skilled nursing facilities nationwide by approximately $690.0 million. The Medicare, Medicaid and SCHIP Extension Act of 2007 retains the full 3.3% Medicare market basket update that went into effect on October 1, 2007.

Beginning January 1, 2006, the Medicare Modernization Act of December 2003, or MMA, implemented a major expansion of the Medicare program through the introduction of a prescription drug benefit under new Medicare Part D. Medicare beneficiaries who elect Part D coverage and are dual eligible beneficiaries, those eligible for both Medicare and Medicaid benefits, are enrolled automatically in Part D and have their outpatient prescription drug costs covered by this new Medicare benefit, subject to certain limitations. Most of the nursing facility residents we serve whose drug costs are currently covered by state Medicaid programs are dual eligible beneficiaries. Accordingly, Medicaid is no longer a significant payor for the prescription pharmacy services provided to these residents. Medicaid will continue as a significant payor for over the counter medications.

Section 4541 of the Balanced Budget Act, or BBA, requires CMS to impose financial limitations or caps on outpatient physical, speech-language and occupational therapy services by all providers other than hospital outpatient departments. The law requires a combined cap for physical therapy and speech-language pathology, and a separate cap for occupational therapy, reimbursed under Part B. Due to a series of moratoria enacted subsequent to the BBA, the caps were only in effect in 1999 and for a few months in 2003. With the expiration of the most recent moratorium, the caps were reinstated on January 1, 2006 and have been increased to $1,810 beginning on January 1, 2008.

CMS, as directed by the Deficit Reduction Act of 2005, or DRA, established a process to allow exceptions to the outpatient therapy caps for certain medically necessary services provided after January 1, 2006 for patients with certain conditions or multiple complexities whose therapy is reimbursed under Medicare Part B. The majority of the residents in our skilled nursing facilities and patients served by our rehabilitation therapy agencies whose therapy is reimbursed under Medicare Part B have qualified for these exceptions. The Tax Relief and Health Care Act of 2006 extended these exceptions through the end of 2007, and the Medicare, Medicaid and SCHIP Extension Act of 2007, signed by President Bush on December 29, 2007, further extended the exceptions process until June 30, 2008.

In 2006, the exception process fell into two categories: automatic process exceptions and manual process exceptions. Beginning January 1, 2007, there is no manual process for exceptions. Automatic exceptions continue to be available for certain enumerated conditions or complexities and are allowed without a written request provided that the conditions and complexities are documented in patient records. Deletion of the manual process for exceptions increases the responsibility of the provider for determining and documenting that services are appropriate for use of the automatic exception process. CMS anticipates that the majority of beneficiaries who require services in excess of the caps will qualify for the automatic exception.

CMS, in its annual update notice, or finalized rule, also discusses several initiatives, including plans to: (1) develop an integrated system of post-acute care payments, to make payments for similar services consistent regardless of where the service is delivered; (2) encourage the increased use of health information technology to improve both quality and efficiency in the delivery of post-acute care; (3) assist beneficiaries in their need to be better informed healthcare consumers by making information about healthcare pricing and quality accessible and understandable; and (4) accelerate the progress already being made in improving quality of life for nursing home residents. The President’s 2009 budget proposes to implement site-neutral post hospital payments to limit incentives for five conditions commonly treated in both skilled nursing facilities and impatient rehabilitation facilities. It is too early to assess the impact, if any, that these proposals would have on us.

The DRA, which is expected to reduce Medicare and Medicaid payments to skilled nursing facilities by $100.0 million over five years (i.e., federal fiscal years 2006 to 2010), among other things, included a reduction in the amount of bad debt reimbursement for skilled nursing facilities. Medicare currently fully reimburses providers for certain unpaid Medicare beneficiary coinsurance and deductibles, also known as bad debt. Under the DRA’s revisions, for patients who are not full-benefit, dual-eligible individuals, allowable bad-debt amounts attributable to coinsurance under the Medicare program for a skilled nursing facility will be reduced to 70%. Allowable bad-debt amounts for patients who are full-benefit, dual-eligible individuals will continue to be paid at 100%. This reduction took place for Medicare cost reports beginning on or after October 1, 2005.

Also pursuant to DRA directives, CMS is required to establish a post-acute care payment reform demonstration by January 1, 2008. The goal of this initiative is to standardize patient assessment information from post-acute care settings, which includes skilled nursing facilities, long-term care hospitals, inpatient rehabilitation facilities and home health agencies, and to use this data to guide future payment policies in the Medicare program. The project will provide standardized information on patient health and functional status independent of post-acute care site of care and will examine resources and outcomes associated with treatment in each type of setting. The project is being completed in two phases: (i) Phase I, completed in December 2007, included developing a patient assessment tool and resource use tools, testing them in one market area, and selecting markets for further testing; and (ii) Phase II, scheduled to begin in 2008 and continue through 2009, involves expanding the demonstration to ten market areas. In December 2007, CMS announced the ten market areas in which Phase II will take place and further announced that data collection in these areas will begin between late May and early September 2008. Although CMS is exploring the possibility of site-neutral payments for post-acute care, it remains unclear at this time how information from the project would be employed by CMS to guide future changes to payment policies for post-acute care, or how the change would impact reimbursement rates for skilled nursing facilities.

In addition, on February 4, 2008, President Bush submitted his proposed 2009 budget to Congress. Through legislative and regulatory action, the President proposes to reduce Medicare spending by $183 billion over five years. The budget would, among other things, again freeze payments to skilled nursing facilities in 2009 and reduce payments to skilled nursing facilities by $17 billion over five years.

Medicaid.  Medicaid is a state-administered medical assistance program for the indigent, operated by the individual states with the financial participation of the federal government, providing health insurance coverage for certain persons in financial need, regardless of age, and that may supplement Medicare benefits for financially needy persons aged 65 and older.

Under Medicaid, most state expenditures for medical assistance are matched by the federal government. The federal medical assistance percentage, which is the percentage of Medicaid expenses paid by the federal government, will range from 50% to 76%, depending on the state in which the program is administered, for fiscal year 2008. For federal fiscal year 2008 in the states in which we currently operate, between 50% and 62% of Medicaid funds will be provided by the federal government. The President’s 2009 budget proposal would limit federal matching to 50%. If this proposal is adopted, states which previously received higher federal matching payments would have less funding available, in which case Medicaid rates in these states may be reduced to levels that are below our operating costs.

To generate funds to pay for the increasing costs of the Medicaid program, many states utilize financial arrangements such as provider taxes. Under the provider tax arrangements, states collect taxes from healthcare providers and then return the revenue to hospitals as a Medicaid expenditure, whereby states can then claim additional federal matching funds.

To curb these types of Medicaid funding arrangements by the states, Congress placed restrictions on states’ use of provider tax and donation programs as a source of state matching funds. Under the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991, the federal matching funds available to a state are reduced by the total amount of healthcare related taxes that the state imposed, unless certain requirements are met. The federal matching funds are not reduced if the state taxes are broad-based and not applied specifically to Medicaid reimbursed services, and providers are at risk for the amount of tax assessed and not guaranteed to receive reimbursement for the tax assessed through the applicable state Medicaid program.

Under current law, taxes imposed on providers may not exceed 6.0% of total revenue and must be applied uniformly across all healthcare providers in the same class. Beginning January 1, 2008 through September 30, 2011 that maximum will be reduced to 5.5%. At this time we cannot estimate what effect, if any, the reduction will have on our operations.

The DRA limits the ability of individuals to become eligible for Medicaid by increasing from three years to five years the time period, known as the “look-back period,” in which the transfer of assets by an individual for less than fair market value will render the individual ineligible for Medicaid benefits for nursing home care. Under the DRA, a person that transferred assets for less than fair market value during the look-back period will be ineligible for Medicaid for so long as they would have been able to fund their cost of care absent the transfer or until the transfer would no longer have been made during the look-back period. This period is referred to as the penalty period. The DRA also changes the calculation for determining when the penalty period begins and prohibits states from ignoring small asset transfers and certain other asset transfer mechanisms.

Medicaid reimbursement formulas are established by each state with the approval of the federal government in accordance with federal guidelines. The Medicaid program also generally permits states to develop their own standards for the establishment of rates and varies in certain respects from state to state. The law requires each state to use a public process for establishing proposed rates whereby the methodology and justification of rates used are available for public review and comment. The states in which we operate currently use prospective cost-based reimbursement systems. Under cost-based reimbursement systems, the facility is reimbursed for the reasonable direct and indirect allowable costs it incurred in a base year in providing routine resident care services as defined by the program. The reimbursements received under a cost-based reimbursement system are updated each year for inflation. In certain states, efficiency incentives are provided and facilities may be subject to cost ceilings. Reasonable costs normally include certain allowances for administrative and general costs, as well as the cost of capital or investment in the facility, which may be transformed into a fair rental or cost of capital charge for property and equipment. Many of the prospective payment systems under which we operate also contain an acuity measurement system, which adjusts rates based on the care needs of the resident. Retrospective cost-based systems operate similar to the pre-PPS Medicare program where skilled nursing facilities are paid on an interim basis for services provided, subject to adjustments based on allowable costs, which are generally submitted on an annual basis.

The following summarizes the Medicaid regime in the principal states in which we operate.

•	California. In 2005, under State Assembly Bill 1629, California Medicaid, known as Medi-Cal, switched from a prospective payment system to a prospective cost-based system for freestanding nursing facilities, which is facility-specific, based upon the cost of providing care at that facility. State Assembly Bill 1629 included both a rate increase, as well as a quality assurance fee that is a provider tax. State Assembly Bill 1629 is scheduled to expire, with its prospective cost-based system and quality assurance fee becoming inoperative, on July 31, 2009, unless a later enacted statute extends this date.

•	Texas. Texas has a prospective cost-based system that is facility-specific, based upon patient acuity mix for that facility. Effective September 1, 2008, Texas will transition to a patient-specific rate setting method using a RUG classification system similar to the Medicare program but with Texas standardized case mix indexing.

•	Kansas. The Kansas Medicaid reimbursement system is prospective cost-based and is case mix adjusted for resident activity levels.

•	Missouri. The Missouri Medicaid reimbursement system is prospective cost-based. The facility-specific rate is composed of five cost components: (i) patient care; (ii) ancillary care; (iii) administration; (iv) capital; and (v) working capital. Missouri has a provider tax similar to the previously mentioned California provider tax.

•	Nevada. Nevada’s reimbursement system is prospective cost-based, adjusted for patient acuity mix and designed to cover all costs except those currently associated with property, return on equity and certain ancillaries Property cost is reimbursed at a prospective rate for each facility. Nevada has a provider tax similar to the previously mentioned California provider tax.

•	New Mexico. New Mexico’s reimbursement system is a prospective cost-based system that is rebased every three years. New Mexico’s Medicaid program reimburses nursing facilities at the lower of the facility’s billed charges or a prospective per diem rate. This per diem rate is specific for the facility and determined on the basis of the facility’s base-year allowable costs, constrained by rate ceilings. In addition, the per diem rate is subject to final adjustment for specified additional costs and inflationary trends.

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

Reimbursement for Specific Services

Reimbursement for Skilled Nursing Services.  Skilled nursing facility revenue is primarily derived from Medicare and Medicaid reimbursement, as discussed above.

Our skilled nursing facilities also provide Medicaid-covered services to eligible individuals consisting of nursing care, room and board and social services. In addition, states may at their option cover other services such as physical, occupational and speech therapies.

Reimbursement for Assisted Living Services.  Assisted living facility revenue is primarily derived from private pay residents at rates we establish based upon the services we provide and market conditions in the area of operation. In addition, Medicaid or other state specific programs in some states where we operate supplement payments for board and care services provided in assisted living facilities.

Reimbursement for Rehabilitation Therapy Services.  Our rehabilitation therapy services operations receive payment for services from affiliated and non-affiliated skilled nursing facilities and assisted living facilities that they serve. The payments are based on contracts with customers with negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered. Various federal and state laws and regulations govern reimbursement for rehabilitation therapy services to long-term care facilities and other healthcare providers participating in Medicare, Medicaid and other federal and state healthcare programs.

The federal and state reimbursement and fraud and abuse laws and regulations are applicable to our rehabilitation therapy services operations because the services we provide to our customers, including affiliated entities, are generally paid under Medicare, Medicaid and other federal and state healthcare programs. We could also be affected if we violate the laws governing our arrangements with patients or referral sources. Also, if our customers fail to comply with these laws and regulations, they could be subject to possible sanctions, including loss of licensure or eligibility to participate in reimbursement programs, as well as civil and criminal penalties, which could adversely affect our rehabilitation therapy operations, including our financial results. Our customers will also be affected by the Medicare Part B outpatient rehabilitation therapy cap discussed above.

Reimbursement for Hospice Services.  For a Medicare beneficiary to qualify for the Medicare hospice benefit, two physicians must certify that, in their best judgment, the beneficiary has less than six months to live, assuming the beneficiary’s disease runs its normal course. In addition, the Medicare beneficiary must affirmatively elect hospice care and waive any rights to other Medicare benefits related to his or her terminal illness. Each benefit period, a physician must re-certify that the Medicare beneficiary’s life expectancy is six months or less in order for the beneficiary to continue to qualify for and to receive the Medicare hospice benefit. The first two benefit periods are measured at 90-day intervals and subsequent benefit periods are measured at 60-day intervals. There is no limit on the number of periods that a Medicare beneficiary may be re-certified. A Medicare beneficiary may revoke his or her election at any time and begin receiving traditional Medicare benefits.

Medicare reimburses for hospice care using a prospective payment system. Under that system, we receive one of four predetermined daily or hourly rates based on the level of care we furnish to the beneficiary. These rates are subject to annual adjustments based on inflation and geographic wage considerations.

Medicare limits the reimbursement we may receive for inpatient care services. If the number of inpatient care days furnished by us to Medicare beneficiaries exceeds 20.0% of the total days of hospice care furnished by us to Medicare beneficiaries, Medicare payments to us for inpatient care days exceeding the 20.0% inpatient cap will be reduced to the routine home care rate. This determination is made annually based on the twelve-month period beginning on November 1st of each year.

We are required to file annual cost reports with the U.S. Department of Health and Human Services for informational purposes and to submit claims based on the location where we actually furnish the hospice services. These requirements permit Medicare to adjust payment rates for regional differences in wage costs.

Government Regulation

General

Healthcare is an area of extensive and frequent regulatory change. We provide healthcare services through our operating subsidiaries. In order to operate nursing facilities and provide healthcare services, our subsidiaries that operate these facilities must comply with federal, state and local laws relating to licensure, delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate setting, building codes and environmental protection. Changes in the law or new interpretations of existing laws may have a significant impact on our methods and costs of doing business.

Governmental and other authorities periodically inspect our skilled nursing facilities and assisted living facilities to assure that we continue to comply with their various standards. We must pass these inspections to continue our licensing under state law, to obtain certification under the Medicare and Medicaid programs and to continue our participation in the Veterans Administration program at some facilities. We can only participate in other third-party programs if our facilities pass these inspections. In addition, government authorities inspect our record keeping and inventory control of controlled narcotics. From time to time, we, like others in the healthcare industry, may receive notices from federal and state regulatory agencies alleging that we failed to comply with applicable standards. These notices may require us to take corrective action, and may impose civil monetary penalties and other operating restrictions on us. If our skilled nursing facilities fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, we could lose our certification as a Medicare or Medicaid provider or lose our state licenses to operate the facilities.

Civil and Criminal Fraud and Abuse Laws and Enforcement

Federal and state healthcare fraud and abuse laws regulate both the provision of services to government program beneficiaries and the methods and requirements for submitting claims for services rendered to such beneficiaries. Under these laws, individuals and organizations can be penalized for submitting claims for services that are not provided, that have been inadequately provided, billed in an incorrect manner or other than as actually provided, not medically necessary, provided by an improper person, accompanied by an illegal inducement to utilize or refrain from utilizing a service or product, or billed or coded in a manner that does not otherwise comply with applicable governmental requirements. Penalties also may be imposed for violation of anti-kickback and patient referral laws.

Federal and state governments have a range of criminal, civil and administrative sanctions available to penalize and remediate healthcare fraud and abuse, including exclusion of the provider from participation in the Medicare and Medicaid programs, fines, criminal and civil monetary penalties and suspension of payments and, in the case of individuals, imprisonment.

We have internal policies and procedures and have implemented a compliance program in order to reduce exposure for violations of these and other laws and regulations. However, because enforcement efforts presently are widespread within the industry and may vary from region to region, we cannot assure you that our compliance program will significantly reduce or eliminate exposure to civil or criminal sanctions or adverse administrative determinations.

Anti-Kickback Statute

Provisions in Title XI of the Social Security Act, commonly referred to as the Anti-Kickback Statute, prohibit the knowing and willful offer, payment, solicitation or receipt of anything of value, directly or indirectly, in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by a federal healthcare program such as Medicare or Medicaid. Violation of the Anti-Kickback Statute is a felony, and sanctions for each violation include imprisonment of up to five years, criminal fines of up to $25,000, civil monetary penalties of up to $50,000 per act plus three times the amount claimed or three times the remuneration offered, and exclusion from federal healthcare programs (including Medicare and Medicaid). Many states have adopted similar prohibitions against kickbacks and other practices that are intended to induce referrals applicable to all payors.

We are required under the Medicare conditions of participation and some state licensing laws to contract with numerous healthcare providers and practitioners, including physicians, hospitals and nursing homes, and to arrange for these individuals or entities to provide services to our patients. In addition, we have contracts with other suppliers, including pharmacies, ambulance services and medical equipment companies. Some of these individuals or entities may refer, or be in a position to refer, patients to us, and we may refer, or be in a position to refer, patients to these individuals or entities. Certain safe harbor provisions have been created, and compliance with a safe harbor ensures that the contractual relationship will not be found in violation of the Anti-Kickback Statute. We attempt to structure these arrangements in a manner that meets the terms of one of the safe harbor regulations. Some of these arrangements may not meet all of the requirements. However, failure to meet the safe harbor does not necessarily render the contract illegal.

We believe that our contracts and arrangements with providers, practitioners and suppliers should not be found to violate the Anti-Kickback Statute or similar state laws. We cannot guarantee however, that these laws will ultimately be interpreted in a manner consistent with our practices.

If we are found to be in violation of the Anti-Kickback Statute we could be subject to civil and criminal penalties, and we could be excluded from participating in federal and state healthcare programs such as Medicare and Medicaid. The occurrence of any of these events could significantly harm our business and financial condition.

Stark Law

Congress has also passed a significant prohibition against certain physician referrals of patients for healthcare services, commonly known as the Stark Law. The Stark Law prohibits a physician from making referrals for particular healthcare services (called “designated health services”) to entities with which the physician, or an immediate family member of the physician, has a financial relationship if the services are payable by Medicare or Medicaid. If any arrangement is covered by the Stark Law, the requirements of a Stark Law exception must be met for the physician to be able to make referrals to the entity for designated health services and for the entity to be able to bill for these services. Although the term “designed health services” does not include long-term care services, some of the services provided by our skilled nursing facilities and other related business units are classified as designated health services including physical, speech and occupational therapy, pharmacy and hospice services. The term “financial relationship” is defined very broadly to include most types of ownership or compensation relationships. The Stark Law also prohibits the entity receiving the referral from seeking payment from the patient or the Medicare and Medicaid programs for services rendered pursuant to a prohibited referral. If an entity is paid for services rendered pursuant to a prohibited referral, it may incur civil penalties and could be excluded from participating in any federal and state healthcare programs.

The Stark Law contains exceptions for certain physician ownership or investment interests in, and certain physician compensation arrangements with certain entities. If a compensation arrangement or investment relationship between a physician, or immediate family member, and an entity satisfies all requirements for a Stark Law exception, the Stark Law will not prohibit the physician from referring patients to the entity for designated health services. The exceptions for compensation arrangements cover employment relationships, personal services contracts and space and equipment leases, among others.

If an entity violates the Stark Law, it could be subject to civil penalties of up to $15,000 per prohibited claim and up to $100,000 for knowingly entering into certain prohibited cross-referral schemes. The entity also may be excluded from participating in federal and state healthcare programs, including Medicare and Medicaid. If the Stark Law was found to apply to our relationships with referring physicians and no exception under the Stark Law were available, we would be required to restructure these relationships or refuse to accept referrals for designated health services from these physicians. If we were found to have submitted claims to Medicare or Medicaid for services provided pursuant to a referral prohibited by the Stark Law, we would be required to repay any amounts we received from Medicare or Medicaid for those services and could be subject to civil monetary penalties. Further, we could be excluded from participating in Medicare and Medicaid and other federal and state healthcare programs. If we were required to repay any amounts to Medicare or Medicaid, subjected to fines, or excluded from the Medicare and Medicaid Programs, our business and financial condition would be harmed significantly.

Many states have physician relationship and referral statutes that are similar to the Stark Law. These laws generally apply regardless of the payor. We believe that our operations are structured to comply with applicable state laws with respect to physician relationships and referrals. However, any finding that we are not in compliance with these state laws could require us to change our operations or could subject us to penalties. This, in turn, could have a negative effect on our operations.

False Claims

Federal and state laws prohibit the submission of false claims and other acts that are considered fraudulent or abusive. The submission of claims to a federal or state healthcare program for items and services that are “not provided as claimed” may lead to the imposition of civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in state and federally funded healthcare programs, including the Medicare and

Medicaid programs. Allegations of poor quality of care can also lead to false claims suits as prosecutors allege that the provider has represented to the program that adequate care is provided and the lack of quality care causes the service to be “not provided as claimed.”

Under the Federal False Claims Act, actions against a provider can be initiated by the federal government or by a private party on behalf of the federal government. These private parties, whistleblowers, are often referred to as “qui tam relators,” and relators are entitled to share in any amounts recovered by the government. Both direct enforcement activity by the government and qui tam actions have increased significantly in recent years. The use of private enforcement actions against healthcare providers has increased dramatically, in part because the relators are entitled to share in a portion of any settlement or judgment. This development has increased the risk that a healthcare company will have to defend a false claims action, pay fines or settlement amounts or be excluded from the Medicare and Medicaid programs and other federal and state healthcare programs as a result of an investigation arising out of false claims laws. Many states have enacted similar laws providing for imposition of civil and criminal penalties for the filing of fraudulent claims. Due to the complexity of regulations applicable to our industry, we cannot guarantee that we will not in the future be the subject of any actions under the Federal False Claims Act or similar state law.

Additionally, provisions in the DRA that went into effect on January 1, 2007 give states significant financial incentives to enact false claims laws modeled on the federal False Claims Act. The DRA requires every entity that receives annual payments of at least $5.0 million from a state Medicaid plan to establish written policies for its employees that provide detailed information about federal and state false claims statutes and the whistleblower protections that exist under those laws. Both provisions of the DRA are expected to result in increased false claims litigation against healthcare providers. We have complied with the written policy requirements.

Health Insurance Portability and Accountability Act of 1996

The federal Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment as well as exclusion from participation in federal and state healthcare programs.

In addition, HIPAA established uniform standards governing the conduct of certain electronic healthcare transactions and protecting the privacy and security of certain individually identifiable health information. Three standards have been promulgated under HIPAA with which we currently are required to comply. First, we must comply with HIPAA’s standards for electronic transactions, which establish standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures. We have been required to comply with these standards since October 16, 2003. We must also comply with the standards for the privacy of individually identifiable health information, which limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual’s past, present or future physical or mental health or condition, or relating to the provision of healthcare to the individual or payment for that healthcare, if the individual can or may be identified by such information. We were required to comply with these standards by April 14, 2003. Finally, we must comply with HIPAA’s security standards, which require us to ensure the confidentiality, integrity and availability of all electronic protected health information that we create, receive, maintain or transmit, to protect against reasonably anticipated threats or hazards to the security of such information, and to protect such information from unauthorized use or disclosure. We were required to comply with these standards by April 21, 2005.

In addition, in January 2004, CMS published a rule announcing the adoption of the National Provider Identifier as the standard unique health identifier for healthcare providers to use in filing and processing healthcare claims and other transactions. This rule became effective May 23, 2005, with a compliance date of May 23, 2007. We believe that we are in material compliance with these standards. However, if our practices, policies and procedures are found not to comply with these standards, we could be subject to criminal penalties and civil sanctions.

State Privacy Laws

States also have laws that apply to the privacy of healthcare information. We must comply with these state privacy laws to the extent that they are more protective of healthcare information or provide additional protections not afforded by HIPAA. Where we are subject to these state laws, it may be necessary to modify our operations or procedures to comply with them, which may entail significant and costly changes for us. We believe that we are in material compliance with applicable state privacy and security laws. However, if we fail to comply with these laws, we could be subject to additional penalties and/or sanctions.

Certificates of Need and Other Regulatory Matters

Certain states administer a certificate of need program which applies to the incurrence of capital expenditures, the offering of certain new institutional health services, the cessation of certain services and the acquisition of major medical equipment. Such legislation also stipulates requirements for such programs, including that each program both be consistent with the respective state health plan in effect pursuant to such legislation and provide for penalties to enforce program requirements. To the extent that certificates of need or other similar approvals are required for expansion of our operations, either through facility acquisitions, expansion or provision of new services or other changes, such expansion could be affected adversely by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.

State Facility Operating License Requirements

Nursing homes, pharmacies, and hospices are required to be individually licensed or certified under applicable state law and as a condition of participation under the Medicare program. In addition, healthcare professionals and practitioners providing healthcare are required to be licensed in most states. We believe that our operating subsidiaries that provide these services have all required regulatory approvals necessary for our current operations. The failure to obtain, retain or renew any required license could adversely affect our operations, including our financial results.

Rehabilitation License Requirements

Our rehabilitation therapy services operations are subject to various federal and state regulations, primarily regulations of individual practitioners. Therapists and other healthcare professionals employed by us are required to be individually licensed or certified under applicable state law. We take measures to ensure that therapists and other healthcare professionals are properly licensed. In addition, we require therapists and other employees to participate in continuing education programs. The failure to obtain, retain or renew any required license or certifications by therapists or other healthcare professionals could adversely affect our operations, including our financial results.

Regulation of our Joint Venture Institutional Pharmacy

Our joint venture institutional pharmacy operations, which include medical equipment and supplies, are subject to extensive federal, state and local regulation relating to, among other things, operational requirements, reimbursement, documentation, licensure, certification and regulation of pharmacies, pharmacists, drug compounding and manufacture and controlled substances.

Institutional pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the U.S. Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, which is administered by the U.S. Drug Enforcement Administration, dispensers of controlled substances must register with the Drug Enforcement Administration, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties. The Medicare and Medicaid programs also establish certain requirements for participation of pharmacy suppliers. Our institutional pharmacy joint venture is also subject to federal and state laws that govern financial arrangements between healthcare providers, including the Anti-Kickback Statute under “Anti-Kickback Statute.”

Competition

Our facilities compete primarily on a local and regional basis with many long-term care providers, from national and regional chains to smaller providers owning as few as a single nursing center. We also compete with inpatient rehabilitation facilities and long-term acute care hospitals. Our ability to compete successfully varies from location to location and depends on a number of factors, which include the number of competing facilities in the local market, the types of services available, the quality of care, reputation, age and appearance of each facility and the cost of care in each location with respect to private pay residents.

We seek to compete effectively in each market by establishing a reputation within the local community for quality of care, attractive and comfortable facilities and providing specialized healthcare with an emphasized focus on high-acuity patients. Programs targeting high-acuity patients, including our Express Recoverytm units, generally have a higher staffing level per patient than our other inpatient facilities and compete more directly with inpatient rehabilitation facilities and long-term acute-care hospitals. We believe that the average cost to a third-party payor for the treatment of our typical high-acuity patient is lower if that patient is treated in one of our facilities than if that same patient were to be treated in an inpatient rehabilitation facility or long-term acute-care hospital.

Our other services, such as rehabilitation therapy provided to third-party facilities and hospice care also compete with local, regional, and national companies. The primary competitive factors in these businesses are similar to those for our skilled nursing care facilities and include reputation, the cost of services, the quality of clinical services, responsiveness to patient needs and the ability to provide support in other areas such as third-party reimbursement, information management and patient record-keeping.

Increased competition could limit our ability to attract and retain patients, maintain or increase rates or to expand our business. Some of our competitors have greater financial and other resources than we have, may have greater brand recognition and may be more established in their respective communities than we are. Competing companies may also offer newer facilities or different programs or services than us and may therefore attract our patients who are presently residents of our facilities, potential residents of our facilities, or who are otherwise receiving our healthcare services. Other competitors may accept lower margins and, therefore, may present significant price competition.

Although non-profit organizations continue to run approximately two-thirds of all hospice programs, for-profit companies have recently began to occupy a larger share of the hospice market. Increasing public awareness of hospice services, the aging of the U.S. population and favorable reimbursement by Medicare, the primary payor, have contributed to the recent growth in the hospice care market. As more companies enter the market to provide hospice services, we will face increasing competitive pressure.

Labor

Our most significant operating cost is labor. Our labor costs consist of salaries, wages and benefits including workers’ compensation but excluding non-cash stock-based compensation expense. We seek to manage our labor costs by improving nurse staffing retention, maintaining competitive labor rates, and reducing reliance on overtime compensation and temporary nursing agency services. Labor costs accounted for approximately 66.8%, 66.6% and 67.9% of our operating expenses from continuing operations for the years ended December 31, 2007, 2006 and 2005, respectively.

Risk Management

We have developed a risk management program designed to stabilize our insurance and professional liability costs. As part of this program, we have implemented an arbitration agreement system at each of our facilities under which, upon admission, patients are asked to execute an agreement that requires disputes to be arbitrated prior to filing a lawsuit. We believe that this has significantly reduced our liability exposure. We have also established an incident reporting process that involves monthly follow-up with our facility administrators to monitor the progress of claims and losses. We believe that our emphasis on providing high-quality care and our attention to monitoring quality of care indicators has also helped to reduce our liability exposure.

Insurance

We maintain insurance for general and professional liability, workers’ compensation, employee benefits liability, property, casualty, directors’ and officers’ liability, inland marine, crime, boiler and machinery, automobile, employment practices liability and earthquake and flood. We believe that our insurance programs are adequate and where there has been a direct transfer of risk to the insurance carrier, we do not recognize a liability in our consolidated financial statements.

General and Professional Liability Insurance

In California, Texas, Nevada and New Mexico, we have a claims-made-based professional and general liability insurance with an individual claim limit of $2.0 million per loss and an annual aggregate coverage limit for all facilities in these states of $6.0 million. Under this program, we retain an unaggregated $1.0 million self-insured professional and general liability retention per claim. In Kansas, we have occurrence-based professional and general liability insurance with an individual claim limit of $1.0 million per loss and an annual aggregate coverage limit of $3.0 million for each individual facility, with no self-insurance retention. In Missouri, we have claims-made-based professional and general liability insurance with an occurrence limit of $1.0 million per loss and an annual aggregate coverage limit of $3.0 million for each individual facility, with no self-insurance retention. We have also purchased excess general and professional liability insurance coverage providing an additional $12.0 million of coverage for losses arising from any claims in excess of $3.0 million.

Due to our self-insured retentions under our professional and general liability programs, there is no limit on the maximum number of claims or amount for which we can be liable in any policy period. We base our loss estimates on independent actuarial analyses, which determine expected liabilities on an undiscounted basis, including incurred but not reported losses, based upon the available information on a given date. It is possible, however, for the ultimate amount of losses to exceed our estimates and our insurance limits. In the event our actual liability exceeds our estimates for any given period, our results of operations and financial condition could be materially adversely affected.

Workers’ Compensation

We maintain workers’ compensation insurance as is statutorily required. Most of our commercial workers’ compensation insurance purchased is loss sensitive in nature. As a result, we are responsible for adverse loss development, which is the difference between the estimated value of a loss as originally reported at a certain point in time and its subsequent evaluation at a later date or at the time of its final resolution and disposal. Additionally, we self-insure the first unaggregated $1.0 million per workers’ compensation claim in California, Nevada and New Mexico. We have elected to not carry workers’ compensation insurance in Texas and we may be liable for negligence claims that are asserted against us by our employees. We purchase guaranteed cost policies for Kansas and Missouri. There are no deductibles associated with these policies.

In April 2004, California enacted workers’ compensation reform legislation designed to address specific problems in the workers’ compensation system and reduce workers’ compensation insurance expenses. The legislation, among other things, established an independent medical review process for resolving medical disputes, tightened standards for determining impairment ratings and capped temporary total disability payments at 104 weeks from the first payment.

Tort Law Environment

In September 2003, Texas tort law was reformed to impose a $250,000 cap on the non-economic damages, such as pain and suffering, that claimants can recover in a malpractice lawsuit against a single healthcare institution and an aggregate $500,000 cap on the amount of such damages that claimants can recover in malpractice lawsuits against more than one healthcare institution. The law also provides a $1.4 million cap, subject to future adjustment for inflation, on recovery, including punitive damages, in wrongful death and survivor actions on a healthcare liability claim.

In California, tort reform laws since 1975 have imposed a $250,000 cap on the non-economic damages, such as pain and suffering, that claimants can recover in an action for injury against a healthcare provider based on negligence. California law also provides for additional remedies and recovery of attorney fees for certain claims of elder or dependant adult abuse or neglect, although non-economic damages in medical malpractice cases are capped. California does not provide a cap on actual, provable damages in such claims or claims for fraud, oppression or malice.

Nevada tort law was reformed in August 2002 to impose a $350,000 cap on non-economic damages for medical malpractice or dental malpractice. Punitive damages may only be awarded in tort actions for fraud, oppression, or malice, and are limited to the greater of $300,000 or three times compensatory damages.

In 2005, Missouri amended its tort law to impose a $350,000 cap on non economic damages and to limit awards for punitive damages to the greater of $500,000 or five times the net amount of the judgment.

Kansas currently limits damages awarded for pain and suffering, and all other non-economic damages, to $250,000. Kansas also limits the award of punitive damages to the lesser of a defendant’s highest annual gross income for the prior five years or $5 million. However, to the extent any gain from misconduct exceeds these limits, the court may alternatively award damages of up to 1.5 times the amount of such gain.

New Mexico tort law protects certain qualified healthcare providers under the New Mexico Medical Malpractice Act, or NMMMA. One of the NMMMA protections is a cap on the amount of damages (except for punitive damages, accrued medical care and related benefits) recoverable by plaintiffs from injury or death to a patient as a result of malpractice at $200,000 per occurrence against any single qualified healthcare provider and an aggregate of $600,000 against all qualified healthcare practitioners. While the physicians and other healthcare professionals who separately provide services to patients in skilled nursing facilities may be considered qualified healthcare professionals who can benefit from the protections under the NMMMA, we do not believe that our subsidiaries operating skilled nursing facilities in New Mexico will be considered qualified healthcare professionals under the NMMMA and will not have any state law limitation on damages that result from tort claims.

Environmental Matters

We are subject to a wide variety of federal, state and local environmental and occupational health and safety laws and regulations. As a healthcare provider, we face regulatory requirements in areas of air and water quality control, medical and low-level radioactive waste management and disposal, asbestos management, response to mold and lead-based paint in our facilities and employee safety.

In our role as owner and/or operator of our facilities, we also may be required to investigate and remediate hazardous substances that are located on the property, including any such substances that may have migrated off, or discharged or transported from the property. Part of our operations involves the handling, use, storage, transportation, disposal and/or discharge of hazardous, infectious, toxic, flammable and other hazardous materials, wastes, pollutants or contaminants. These activities may result in damage to individuals, property or the environment; may interrupt operations and/or increase costs; may result in legal liability, damages, injunctions or fines; may result in investigations, administrative proceedings, penalties or other governmental agency actions; and may not be covered by insurance. We believe that we are in material compliance with applicable environmental and occupational health and safety requirements. However, we cannot assure you that we will not incur environmental liabilities in the future, and such liabilities may result in material adverse consequences to our operations or financial condition.

Customers

No individual customer or client accounts for a significant portion of our revenue. We do not expect that the loss of a single customer or client would have a material adverse effect on our business, results of operations or financial condition.

Executive Officers of the Registrant

The following table sets forth certain information about our executive officers and members of our board of directors as of February 29, 2008.

Name	Age	Position

Boyd Hendrickson	63	Chairman of the Board, Chief Executive Officer and Director
Jose Lynch	38	President, Chief Operating Officer and Director
John E. King(1)	47	Executive Vice President, Treasurer and Chief Financial Officer
Devasis Ghose(1)	54	Executive Vice President, Treasurer and Chief Financial Officer
Roland Rapp	46	Executive Vice President, General Counsel and Secretary
Mark Wortley	52	Executive Vice President and President of Ancillary Subsidiaries
Christopher N. Felfe	43	Senior Vice President of Finance and Chief Accounting Officer
Susan Whittle	60	Senior Vice President and Chief Compliance Officer

(1)	John King will be stepping down from his position as Executive Vice President, Treasurer and Chief Financial Officer in the latter part of the first quarter of 2008. Upon termination of Mr. King’s employment, Devasis Ghose will become our Executive Vice President, Treasurer and Chief Financial Officer.

Boyd Hendrickson, 63, Chairman of the Board, Chief Executive Officer and Director.  Mr. Hendrickson has served as our Chief Executive Officer and Chairman of the Board since December 2005. Prior to that, Mr. Hendrickson served as our Chief Executive Officer since April 2002 and as a member of our board of directors since August 2003. Previously, Mr. Hendrickson served as President and Chief Executive Officer of Evergreen Healthcare, Inc., an operator of long-term healthcare facilities, from January 2000 to April 2002. From 1988 to January 2000, Mr. Hendrickson served in various senior management roles, including President and Chief Operating Officer, of Beverly Enterprises, Inc., one of the nation’s largest long-term healthcare companies, where he also served on the board of directors. Mr. Hendrickson was also co-founder, President and Chief Operating Officer of Care Enterprises, and Chairman and Chief Executive Officer of Hallmark Health Services. Mr. Hendrickson also serves on the Board of Directors of LTC Properties, Inc.

Jose Lynch, 38, President, Chief Operating Officer and Director.  Mr. Lynch has served as our President and Chief Operating Officer and a member of our board of directors since December 2005. Prior to that, Mr. Lynch served as our President since February 2002. During his more than 15 years of executive experience in the nursing home industry, he served as Senior Vice President of Operations and Corporate Officer for the Western Region of Mariner Post-Acute Network, a long-term care company. Previous to that, Mr. Lynch also served as Regional Vice President of Operations for the Western Region of Mariner Post-Acute Network.

Devasis Ghose, 54, Executive Vice President, Treasurer and Chief Financial Officer.  Mr. Ghose joined Skilled Healthcare in January 2008. Upon the departure of John E. King, Mr. Ghose will become Executive Vice President and Chief Financial Officer of the Company. Between December 2006 and December 2007, Mr. Ghose served as Managing Director International of Green Street Advisors, an independent research, trading, and consulting firm concentrating on publicly traded real estate securities. From June 2004 to August 2006, Mr. Ghose served as Executive Vice President and Chief Financial Officer of Shurgard Storage Centers, Inc., a publicly traded company that developed and operated self-storage properties in the United States and Europe that was acquired by Public Storage, Inc. Between May 2003 and May 2004, Mr. Ghose was associated as a Partner with Tatum Partners, a financial leadership and business consulting firm. From 1986 through February, 2003, Mr. Ghose served as part of the executive team of HCP, Inc., a publicly traded company that invests primarily in real estate serving the healthcare industry in the United States, most recently as Senior Vice President, Finance and Treasurer. Prior to HCP, Inc., Mr. Ghose was with Price Waterhouse for five years as part of its U.S. operations and, prior to that, began his career in London with KPMG.

John E. King, 47, Executive Vice President, Treasurer and Chief Financial Officer.  Mr. King joined us as our Chief Financial Officer in October 2004. Mr. King has over 20 years of experience in the healthcare and financial services sectors. Mr. King served as Vice President of Finance and Chief Financial Officer of Sempercare, Inc., a private long-term acute care hospital services provider based in Plano, Texas from January 2002 until July 2004. From September 1999 until January 2002, Mr. King served as an independent consultant in the healthcare services field. His extensive healthcare finance background includes six years as the Senior Vice President of Finance and Chief Financial Officer of DaVita, Inc., a kidney dialysis service provider, three years as Chief Financial Officer of John F. Kennedy Memorial Hospital of the Tenet Healthcare Corporation in Palm Springs and five years at Scripps Memorial Hospital in San Diego as Controller and Internal Auditor. Mr. King was a Certified Public Accountant and began his finance career with KPMG Peat Marwick.

Roland Rapp, 46, Executive Vice President, General Counsel and Secretary.  Mr. Rapp has served as our Executive Vice President, General Counsel and Secretary since March 2002. He has more than 23 years of experience in the healthcare and legal sectors. From June 1993 to March 2002, Mr. Rapp was the Managing Partner of the law firm of Rapp, Kiepen and Harman, and was Chief Financial Officer for SR Management Services, Inc. from November 1995 to March 2002, both based in Pleasanton, California. His law practice centered on healthcare law and primarily focused on long-term care. Prior to practicing law, Mr. Rapp served as a nursing home administrator and director of operations for a small nursing home chain. Mr. Rapp also served as the elected Chairman of the Board for the California Association of Health Facilities (the largest State representative of nursing facility operators) from November 1999 to November 2001.

Mark Wortley, 52, Executive Vice President and President of Ancillary Subsidiaries.  Mr. Wortley has served as our Executive Vice President and President of Ancillary Subsidiaries since December 2005. Prior to that, Mr. Wortley served as President of Locomotion Therapy, the predecessor to our Hallmark rehabilitation business, since September 2002 and as President of Hospice Care of the West, our hospice business since November 2005. An industry veteran with more than 25 years of experience, Mr. Wortley consulted with Evergreen Healthcare, Inc., a long-term care company, to develop its contract therapy program (Mosaic Rehabilitation) from January 2001 through September 2002. Prior to consulting with Evergreen, Mr. Wortley was Executive Vice President of Beverly Enterprises, Inc. from September 1994 until December 2000. At Beverly, he founded Beverly Rehabilitation (now Aegis Therapies, one of the largest contract therapy providers in the nation). Mr. Wortley also developed Matrix Rehabilitation, a chain of 200 freestanding outpatient rehabilitation clinics, and managed more than 30 hospice programs.

Christopher N. Felfe, 43, Senior Vice President, Finance and Chief Accounting Officer.  Mr. Felfe has served as our Senior Vice President, Finance and Chief Accounting Officer since August 2007. Mr. Felfe served as our Controller from September 2006 to August 2007. From 2003 to 2006, Mr. Felfe served as Corporate Controller of Sybron Dental Specialties, Inc., a manufacturer of products for the dental profession, including the specialty markets of orthodontics, endodontics and implantology. From 2000 to 2002, Mr. Felfe served as Corporate Controller of Datum Inc., a supplier of precise timing solutions for telecommunications and other applications.

Susan Whittle, 60, Senior Vice President and Chief Compliance Officer.  Ms. Whittle has served as our Senior Vice President and Chief Compliance Officer since March 2006. She has over 25 years of experience in the healthcare industry. From 2005 to 2006, Ms. Whittle worked in private practice as an attorney-at-law. Her law practice centered on regulatory health law matters. From 2004 to 2005 she was employed by Mariner Healthcare, Inc., a provider of skilled nursing and long-term healthcare services, as a litigation consultant. Prior to her work as a litigation consultant, Ms. Whittle served as Executive Vice President, General Counsel and Secretary of Mariner Health Care from 1993 to 2003.

Employees

As of December 31, 2007, we employed approximately 7,121 full-time equivalent employees and had five collective bargaining agreements with a union covering approximately 320 full-time employees at five of our facilities. We generally consider our relationships with our employees to be satisfactory.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are filed with the U.S. Securities and Exchange Commission, or SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at http://www.skilledhealthcaregroup.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The information on our website is not incorporated by reference to this Annual Report on Form 10-K.

Company History

Skilled Healthcare Group, Inc. was incorporated as SHG Holding Solutions, Inc. in Delaware in October 2005. Our predecessor company acquired Summit Care, a publicly-traded long-term care company with nursing facilities in California, Texas and Arizona in 1998. On October 2, 2001, we and 19 of our subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code and on November 28, 2001, our remaining three subsidiaries also filed voluntary petitions for protection under Chapter 11. In August 2003, we emerged from bankruptcy, paying or restructuring all debt holders in full, paying all accrued interest expenses and issuing 5.0% of our common stock to former bondholders. In connection with our emergence from bankruptcy, we engaged in a series of transactions, including our disposition in March 2005 of our California pharmacy business, selling two institutional pharmacies in southern California.

In February 2007, we effected the merger of our predecessor company, which was our wholly owned subsidiary, with and into us. We were the surviving company in the merger and changed our name from SHG Holding Solutions, Inc. to Skilled Healthcare Group, Inc. As a result of this merger, we assumed all of the rights and obligations of our predecessor company, including obligations under its 11% senior subordinated notes.

Item 1A.	Risk Factors

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 21 of the Securities Exchange Act of 1934. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this report, except as required by law.

We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this report. These and other risks could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. The following risk factors are not an exhaustive list of the risks associated with our business. New factors may emerge or changes to these risks could occur that could materially affect our business.

Reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program could have a material adverse effect on our revenue, financial condition and results of operations.

Medicare is our largest source of revenue, accounting for 36.8% and 36.0% of our total revenue during 2007 and 2006, respectively. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of our rehabilitation therapy services, are themselves reimbursed by Medicare. Accordingly, if

Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, our business and results of operations will be adversely affected.

The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins. Prior reductions in governmental reimbursement rates partially contributed to our bankruptcy filing under Chapter 11 of the United States Bankruptcy Code in October 2001.

Budget pressures often lead the federal government to place limits on reimbursement rates under Medicare. For instance, the Deficit Reduction Act of 2005 included provisions that are expected to reduce Medicare and Medicaid payments to skilled nursing facilities by $100.0 million over five years (federal fiscal years 2006 through 2010). Also, effective January 1, 2006, caps were imposed on the annual amount that Medicare Part B will pay for physical and speech language therapy and occupation therapy for any given patient. These caps may result in decreased demand for rehabilitation therapy services for beneficiaries whose therapy would have been reimbursed under Part B but for the caps. Exceptions to the therapy caps applicable under a variety of circumstances were established and initially scheduled to expire on December 31, 2007. The Medicare, Medicaid and SCHIP Extension Act of 2007, signed by President Bush on December 29, 2007, further extended the exceptions process until June 30, 2008. If the exceptions to the therapy caps are repealed or are not extended for a significant period of time beyond June 30, 2008, any decrease in demand for rehabilitation therapy services could be exacerbated.

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

On February 4, 2008, the president submitted his proposed 2009 budget to Congress. Through legislative and regulatory action, the president proposes to reduce Medicare spending by $183 billion over five years. The budget would, among other things, again freeze payments to skilled nursing facilities in 2009 and reduce payments to skilled nursing facilities by $17 billion over five years.

Given the history of frequent revisions to the Medicare program and its reimbursement rates and rules, we may not continue to receive reimbursement rates from Medicare that sufficiently compensate us for our services. Limits on reimbursement rates or the scope of services being reimbursed could have a material adverse effect on our revenues, financial condition and results of operations. For a more comprehensive description of recent changes in reimbursement rates provided by Medicare, see Item 1 of this report, “Business — Sources of Reimbursement — Medicare.”

We expect the federal and state governments to continue their efforts to contain growth in Medicaid expenditures, which could adversely affect our revenue and profitability.

We receive a significant portion of our revenue from Medicaid, which accounted for 31.0% and 32.0% of our total revenue during 2007 and 2006, respectively. In addition, many private payors for our rehabilitation therapy services are reimbursed under the Medicaid program. Accordingly, if Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program that are disadvantageous to our business or industry, our business and results of operations could be adversely affected.

Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending. For example, the Deficit Reduction Act of 2005 included several measures that are expected to reduce Medicare and Medicaid payments to skilled nursing facilities by $100.0 million over five years (2006-2010). These included limiting the circumstances under which an individual may become financially eligible for nursing home services under Medicaid, which could result in fewer patients being able to afford our services. In addition, the presidential budget submitted for federal fiscal year 2009 included proposed reforms of the Medicaid program to cut a total of $18 billion in Medicaid expenditures over the next five years.

We expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities both in the states in which we operate and by the federal government. These may take the form of both direct decreases in reimbursement rates or in rule changes that limit the beneficiaries, services or providers eligible to receive Medicaid benefits. For a description of currently proposed reductions in Medicaid expenditures and a description of the implementation of the Medicaid program in the states in which we operate, see Item 1 of this report, “Business — Sources of Reimbursement — Medicaid.”

In January 2008, California’s governor, Arnold Schwarzenegger, declared a fiscal state of emergency in California to deal with California’s budget deficit. This fiscal emergency will lead to budget cuts in several areas, including Medi-Cal spending, California’s Medicaid program. Any decrease in California’s Medi-Cal spending could adversely affect our financial condition and results of operation.

Recent federal government proposals could limit the states’ use of provider tax programs to generate revenue for their Medicaid expenditures, which could result in a reduction in our reimbursement rates under Medicaid.

To generate funds to pay for the increasing costs of the Medicaid program, many states utilize financial arrangements such as provider taxes. Under provider tax arrangements, a state collects taxes from healthcare providers and then returns the revenue to these providers as a Medicaid expenditure. This allows the state to claim federal matching funds on this additional reimbursement. The Tax Relief and Health Care Act of 2006, signed into law on December 20, 2006, reduced the maximum allowable provider tax from 6.0% to 5.5% from January 1, 2008 through October 1, 2011. As a result, many states may have less funds available for payment of Medicaid expenses, which would also decrease their federal matching payments.

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

Through a “demonstration project” in New York, Florida and California, mandated by the Medicare Prescription Drug Improvement and Modernization Act of 2003, and effective March 2005 through March 2008, third-party recovery audit contractors, or RACs, operating in the Medicare Integrity Program work to identify alleged Medicare overpayments based on the medical necessity of rehabilitation services that have been provided. As of December 31, 2007 we have approximately $6.1 million of claims for rehabilitation therapy services that are under various stages of review or appeal. These RACs have made certain revenue recoupments from our California skilled nursing facilities and third-party skilled nursing facilities to which we provide rehabilitation therapy services. The RACs are paid based on a percentage of the overpayments that they identify. As of December 31, 2007, any losses resulting from the completion of the appeals process have not been material. We cannot assure you, however, that future recoveries will not be material or that any appeal that we are pursuing will be successful. As of December 31, 2007, we had RAC reserves of $0.9 million recorded as part of our allowance for doubtful accounts.

Healthcare reform legislation could adversely affect our revenue and financial condition.

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including to provide comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs. The ultimate content or timing of any future healthcare reform legislation, and its impact on us, is impossible to predict. If significant reforms are made to the U.S. healthcare system, those reforms may have an adverse effect on our financial condition and results of operations.

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

We, along with other companies in the healthcare industry, are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	licensure and certification;

•	adequacy and quality of healthcare services;

•	qualifications of healthcare and support personnel;

•	quality of medical equipment;

•	confidentiality, maintenance and security issues associated with medical records and claims processing;

•	relationships with physicians and other referral sources and recipients;

•	constraints on protective contractual provisions with patients and third-party payors;

•	operating policies and procedures;

•	addition of facilities and services; and

•	billing for services.

Many of these laws and regulations are expansive, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In addition, certain regulatory developments, such as revisions in the building code requirements for assisted living and skilled nursing facilities, mandatory increases in scope and quality of care to be offered to residents, revisions in licensing and certification standards, and regulations restricting those we can hire could have a material adverse effect on us. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.

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

We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, the intensity of federal and state enforcement actions or the extent and size of any potential sanctions, fines or penalties. Changes in the regulatory framework, our failure to obtain or renew required regulatory approvals or licenses or to comply with applicable regulatory requirements, the suspension or revocation of our licenses or our disqualification from participation in federal and state reimbursement programs, or the imposition of other harsh enforcement sanctions, fines or penalties could have a material adverse effect upon our results of operations, financial condition and liquidity. Furthermore, should we lose licenses or certifications for a number of our facilities as a result of regulatory action or otherwise, we could be deemed to be in default under some of our agreements, including agreements governing outstanding indebtedness and the report of such issues at one of our facilities could harm our reputation for quality care and lead to a reduction in our patient referrals and ultimately our revenue and operating income. For a discussion of the material government regulations applicable to our business, see Item 1 of this report, “Business — Government Regulation.”

We face periodic reviews, audits and investigations under federal and state government programs and contracts. These audits could have adverse findings that may negatively affect our business.

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Managed care payors may also reserve the right to conduct audits. An adverse review, audit or investigation could result in:

•	refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from managed care payors;

•	state or federal agencies imposing fines, penalties and other sanctions on us;

•	temporary suspension of payment for new patients to the facility;

•	decertification or exclusion from participation in the Medicare or Medicaid programs or one or more managed care payor networks;

•	damage to our reputation;

•	the revocation of a facility’s license; and

•	loss of certain rights under, or termination of, our contracts with managed care payors.

We have in the past and will likely in the future be required to refund amounts we have been paid as a result of these reviews, audits and investigations.

Significant legal actions, which are commonplace in our industry, could subject us to increased operating costs and substantial uninsured liabilities, which would materially and adversely affect our results of operations, liquidity and financial condition.

The long-term care industry has experienced an increasing trend in the number and severity of litigation claims involving punitive damages and settlements. We believe that this trend is endemic to the industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiffs’ lawyers of potentially large recoveries. According to a report issued by AON Risk Consultants in January 2007 on long-term care operators’ professional liability and general liability costs, the average cost per bed for professional liability and general liability costs has increased from $350 in 1995 to $1,610 per bed in 2006. This has resulted from average professional liability and general liability claims in the long-term care industry more than doubling from $63,000 in 1995 to $146,000 in 2006 and the average number of claims per 1,000 beds increasing at an average annual rate of 6.6% from 5.6 in 1995 to 11.1 in 2006. Our long-term care operator’s professional liability and general liability cost per bed was $1,576 in 2007 and $1,385 in 2006, as compared to our average revenue per bed of $77,911 in 2007 and $74,280 in 2006. The professional and general liability cost per bed decreased in 2007 due to a continued favorable downward adjustment in our actuarially estimated costs primarily associated with the favorable impact of Texas tort reform established in 2003 and our acquisitions in Kansas and Missouri, which have existing tort reform laws Should a trend of increasing professional liability and general liability costs occur, we may not be able to increase our revenue sufficiently to cover the cost increases, and our operating income could suffer.

We also are subject to lawsuits under the federal False Claims Act and comparable state laws for submitting fraudulent bills for services to the Medicare and Medicaid programs. These lawsuits, which may be initiated by whistleblowers, can involve significant monetary damages, fines, attorney fees and the award of bounties to private plaintiffs who successfully bring these suits, as well as to the government programs.

We could face significant financial difficultly as a result of one or more of the risks discussed above, which could cause us to seek protection under bankruptcy laws or could cause our creditors to have a receiver appointed on our behalf.

We could face significant financial difficultly if Medicare or Medicaid reimbursement rates are reduced, patient demand for our services is reduced or we incur unexpected liabilities or expenses, including in connection with legal actions, sanctions, penalties or fines. This financial difficulty could cause us to seek protection under bankruptcy laws or could cause our creditors to have a receiver appointed on our behalf.

In 2001 we filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code. See Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Historical Overview — Reorganization under Chapter 11.”

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

In late 2000, one of our facilities was temporarily decertified from the Medicare and Medicaid programs for alleged regulatory compliance reasons, causing a significant loss and delay in receipt of revenue at this facility. During this time, a patient who brought a claim against us for negligence, infliction of emotional distress and willful misconduct, was able to obtain a judgment in the amount of approximately $6.0 million. These events occurred as the amortization of principal payments on our then outstanding senior debt substantially increased. To preserve resources for our operations, we discontinued amortization payments on our senior debt and interest payments on our subordinated debt and began to negotiate with our lenders to restructure our balance sheet. Early in the fourth quarter of 2001, before we could reach an agreement with our lenders, the plaintiff in our professional liability litigation placed a lien on our assets, including our cash. With our ability to operate severely restricted, we filed for protection under Chapter 11. We ultimately settled the professional liability claim for approximately $1.1 million, an amount that was fully covered by insurance proceeds. It is possible that future professional liability claims could harm our ability to meet our obligations or repay our liabilities.

A significant portion of our business is concentrated in a few markets, and an economic downturn or changes in the laws affecting our business in those markets could have a material adverse effect on our operating results.

In 2007 we received approximately 48.7% and 29.1% of our revenue from operations in California and Texas, respectively, and in 2006 we received approximately 52.1% and 34.4% of our revenue from operations in California and Texas, respectively. Accordingly, isolated economic conditions and changes in state healthcare spending prevailing in either of these markets could affect the ability of our patients and third-party payors to reimburse us for our services, either through a reduction of the tax base used to generate state funding of Medicaid programs, an increase in the number of indigent patients eligible for Medicaid benefits, changes in state funding levels or healthcare programs or other factors. An economic downturn or changes in the laws affecting our business in these markets could have a material adverse effect on our financial position, results of operations and cash flows.

Possible changes in the acuity mix of residents and patients as well as payor mix and payment methodologies may significantly reduce our profitability or cause us to incur losses.

Our revenue is affected by our ability to attract a favorable patient acuity mix, and by our mix of payment sources. Changes in the type of patients we attract, as well as our payor mix among private payors, managed care companies, Medicare and Medicaid significantly affect our profitability because not all payors reimburse us at the same rates. Particularly, if we fail to maintain our proportion of high-acuity patients or if there is any significant increase in the percentage of our population for which we receive Medicaid reimbursement, our financial position, results of operations and cash flow may be adversely affected.

It is difficult to attract and retain qualified nurses, therapists, healthcare professionals and other key personnel, which increases our costs relating to these employees and could cause us to fail to comply with state staffing requirements at one or more of our facilities.

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

We operate a number of facilities in California, which has enacted legislation aimed at establishing minimum staffing requirements for facilities operating in that state. This legislation requires that the California Department of Public Health, or DPH, promulgate regulations requiring each skilled nursing facility to provide a minimum of 3.2 nursing hours per patient day. Although DPH has not finalized such regulations, it enforces minimum staffing requirements according to its internal policy and through on-site reviews conducted during periodic licensing and certification surveys and in response to complaints. If the DPH determines that a facility is out of compliance with this minimum staffing requirement, the DPH may issue a notice of deficiency, or a citation, depending on the impact on patient care. A citation carries with it the imposition of monetary fines that can range from $100 to $100,000 per citation. The issuance of either a notice of deficiency or a citation requires the facility to prepare and implement an acceptable plan of correction.

More recently, in October 2007, the DPH adopted emergency regulations (which may not be implemented without additional findings) which proposed to establish “per shift” staff to resident ratios for skilled nursing facilities. These proposed regulations are still in the midst of the rulemaking process and their outcome is uncertain.

Our ability to satisfy minimum staffing requirements depends upon our ability to attract and retain qualified healthcare professionals, including nurses, certified nurse’s assistants and other personnel. Attracting and retaining these personnel is difficult, given existing shortages of these employees in the labor markets in which we operate. Furthermore, if states do not appropriate additional funds (through Medicaid program appropriations or otherwise)

sufficient to pay for any additional operating costs resulting from minimum staffing requirements, our profitability may be materially adversely affected.

If we fail to attract patients and residents and to compete effectively with other healthcare providers, our revenue and profitability may decline and we may incur losses.

The long-term healthcare services industry is highly competitive. Our skilled nursing facilities compete primarily on a local and regional basis with many long-term care providers, from national and regional chains to smaller providers owning as few as a single nursing center. We also compete with inpatient rehabilitation facilities and long-term acute care hospitals. Increased competition could limit our ability to attract and retain patients, maintain or increase rates or to expand our business. Our ability to compete successfully varies from location to location depending on a number of factors, including the number of competing centers in the local market, the types of services available, our local reputation for quality care of patients, the commitment and expertise of our staff and physicians, our local service offerings and treatment programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. If we are unable to attract patients to our facilities, particularly the high-acuity patients we target, then our revenue and profitability will be adversely affected. Some of our competitors may have greater brand recognition and be more established in their respective communities than we are, and may have greater financial and other resources than us. Competing long-term care companies may also offer newer facilities or different programs or services than we do and may thereby attract our patients who are presently residents of our facilities, potential residents of our facilities, or who are otherwise receiving our healthcare services. Other competitors may accept a lower margin, and therefore, present significant price competition for managed care and private pay patients.

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

We self-insure a significant portion of our potential liabilities for several risks, including professional liability, general liability and workers’ compensation. In California, Texas, Nevada and New Mexico, we have a claims-made-based professional and general liability insurance with an individual claim limit of $2.0 million per loss and an annual aggregate coverage limit for all facilities in these states of $6.0 million. In Kansas we have occurrence-based professional and general liability insurance with an occurrence limit of $1.0 million per loss and an annual aggregate coverage limit of $3.0 million for each individual facility. In Missouri we have claims-made-based professional and general liability insurance with an individual claim limit of $1.0 million per loss and an annual aggregate coverage limit of $3.0 million for each individual facility. We have also purchased excess general and professional liability insurance coverage providing an additional $12.0 million of coverage for losses arising from any claims in excess of $3.0 million. We also maintain a $1.0 million self-insured professional and general liability retention per claim in California, Texas, Nevada and New Mexico. We maintain no deductibles in Kansas and

Missouri. Additionally, we self insure the first $1.0 million per workers’ compensation claim in each of California, Nevada and New Mexico. We purchase workers’ compensation policies for Kansas and Missouri with no deductibles. We have elected to not carry workers’ compensation insurance in Texas and we may be liable for negligence claims that are asserted against us by our employees.

Due to our self-insured retentions under our professional and general liability and workers’ compensation programs, including our election to self insure against workers’ compensation claims in Texas, there is no limit on the maximum number of claims or amount for which we can be liable in any policy period. We base our loss estimates on actuarial analyses, which determine expected liabilities on an undiscounted basis, including incurred but not reported losses, based upon the available information on a given date. It is possible, however, for the ultimate amount of losses to exceed our estimates and our insurance limits. In the event our actual liability exceeds our estimates for any given period, our results of operations and financial condition could be materially adversely impacted.

At December 31, 2007, we had $31.1 million in accruals for known or potential uninsured general and professional liability claims and $12.6 million in accruals for workers’ compensation claims, based on our claims experience and an independent actuarial review. We may need to increase our accruals as a result of future actuarial reviews and claims that may develop. An adverse determination in legal proceedings, whether currently asserted or arising in the future, could have a material adverse effect on our business.

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

We depend on implementing adequate cost management initiatives in response to fluctuations in levels of occupancy in our skilled nursing and assisted living facilities and in other sources of income in order to maintain our current cash flow and earnings levels. Fluctuation in our occupancy levels may become more common as we increase our emphasis on patients with shorter stays but higher acuities. A decline in our occupancy rates could result in decreased revenue. If we are unable to put in place corresponding reductions in costs in response to decreases in our patient census or other revenue shortfalls, we may be unable to prevent future decreases in earnings. As a result, our financial condition and operating results may be adversely affected.

If we do not achieve or maintain a reputation for providing high quality of care, our business may be negatively affected.

Our ability to achieve or maintain a reputation for providing high quality of care to our patients at each of our skilled nursing and assisted living facilities, or through our rehabilitation therapy and hospice businesses, is important to our ability to attract and retain patients, particularly high-acuity patients. We believe that the perception of our quality of care by a potential patient or potential patient’s family seeking to contract for our services is influenced by a variety of factors, including doctor and other healthcare professional referrals, community information and referral services, newspapers and other print and electronic media, results of patient surveys, recommendations from family and friends, and published quality care statistics compiled by CMS or other industry data. Through our focus on retaining high quality staffing, reviewing feedback and surveys from our patients and referral sources to highlight areas of improvement and integrating our service offerings at each of our facilities, we seek to maintain and improve on the outcomes from each of the factors listed above in order to build and maintain a strong reputation at our facilities. If any of our skilled nursing or assisted living facilities fail to achieve or maintain a reputation for providing high-quality care, or is perceived to provide a lower quality of care than comparable facilities within the same geographic area, or users of our rehabilitation therapy services perceive that they could receive higher quality services from other providers, our ability to attract and retain patients at such facility could be adversely affected. If this perception were to become widespread within the areas in which we operate, our revenue and profitability could be adversely affected.

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

Some of our rehabilitation therapy revenue is paid by the Medicare Part B program under a fee schedule. Congress has established annual caps that limit the amounts that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to any Medicare beneficiary under Medicare Part B. The Balanced Budget Act of 1997, or BBA, requires a combined cap for physical therapy and speech-language pathology and a separate cap for occupational therapy. Due to a series of moratoria enacted subsequent to the BBA, the caps were only in effect in 1999 and for a few months in 2003. With the expiration of the most recent moratorium, the caps were reinstated on January 1, 2006 at $1,740 for the physical therapy and speech therapy cap and $1,740 for the occupational therapy cap. Each of these caps increased to $1,780 on January 1, 2007, and each was further increased to $1,810 on January 1, 2008.

President Bush signed the Deficit Reduction Act of 2005 into law on February 8, 2006. The Deficit Reduction Act directed CMS to create a process to allow exceptions to therapy caps for certain medically necessary services provided on or after January 1, 2006 for patients with certain conditions or multiple complexities whose therapy is reimbursed under Medicare Part B. The majority of the residents in our skilled nursing facilities and patients served by our rehabilitation therapy programs whose therapy is reimbursed under Medicare Part B have qualified for the exceptions to these reimbursement caps. The Tax Relief and Health Care Act of 2006 extended these exceptions through the end of 2007, and the Medicare, Medicaid and SCHIP Extension Act of 2007, signed by President Bush on December 29, 2007, further extended the exceptions process until June 30, 2008. If the exceptions to the therapy caps are repealed or are not extended for a significant period of time beyond June 30, 2008, most of our patients receiving rehabilitation therapy services would become subject to the caps and would be eligible to receive reimbursement at a significantly reduced level.

The application of annual caps, or the discontinuation of exceptions to the annual caps, could have an adverse effect on our integrated rehabilitation therapy revenue as well as the rehabilitation therapy revenue that we receive from third-party facilities for treating their Medicare Part B beneficiaries. Additionally, the exceptions to these caps may not be extended beyond June 30, 2008, which would have an even greater adverse effect on our revenue.

Delays in reimbursement may cause liquidity problems.

If we have information systems problems or issues arise with Medicare, Medicaid or other payors, we may encounter delays in our payment cycle. Any future timing delay may cause working capital shortages. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our consolidated results of operations and liquidity. Our working capital management procedures may not successfully mitigate the effects of any delays in our receipt of payments or reimbursements. Accordingly, such delays could have an adverse effect on our liquidity and financial condition.

Our rehabilitation and other related healthcare services are also subject to delays in reimbursement, as we act as vendors to other providers who in turn must wait for reimbursement from other third-party payors. Each of these customers is therefore subject to the same potential delays to which our nursing homes are subject, meaning any such delays would further delay the date we would receive payment for the provision of our related healthcare services. As we continue to grow and expand the rehabilitation and other complementary services that we offer to third parties, we may incur increasing delays in payment for these services, and these payment delays could have an adverse effect on our liquidity and financial condition. We may also experience delays in reimbursement related to change of ownership applications for our acquired facilities, as well as changes in fiscal intermediaries.

In 2005 CMS began to seek proposals from insurance companies and fiscal intermediaries to provide services as a Medicare Administrative Contractor, or MAC, replacing the Medicare claims processing administration currently provided by our fiscal intermediaries. In September 2007 CMS awarded MAC contracts for the relevant jurisdictions that we operate within and expects the conversion from fiscal intermediaries to MACs in the second half of 2008. We have also elected to utilize a single MAC to process all of our claims as the MAC conversion is implemented. While the proposed conversion from fiscal intermediaries to a MAC is designed to improve services for beneficiaries and providers alike, such a change in claims processing administration may result in significant delays in payments on Medicare claims. Similarly the use of a single MAC, while efficient, may put us at greater risk if the MAC is unable to perform the services timely or we encounter conflicts with them.

We may also experience delays in reimbursement related to change of ownership applications for our acquired facilities.

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

We intend to selectively pursue acquisitions of skilled nursing facilities, assisted living facilities and other related healthcare operations. Acquisitions may involve significant cash expenditures, debt incurrence, operating losses and additional expenses that could have a material adverse effect on our financial position, results of operations and liquidity. Acquisitions involve numerous risks, including:

•	difficulties integrating acquired operations, personnel and accounting and information systems, or in realizing projected efficiencies and cost savings;

•	diversion of management’s attention from other business concerns;

•	potential loss of key employees or customers of acquired companies;

•	entry into markets in which we may have limited or no experience;

•	increasing our indebtedness and limiting our ability to access additional capital when needed;

•	assumption of unknown material liabilities or regulatory issues of acquired companies, including for failure to comply with healthcare regulations or to establish internal financial controls; and

•	straining of our resources, including internal controls relating to information and accounting systems, regulatory compliance, logistics and others.

Furthermore, certain of the foregoing risks could be exacerbated when combined with other growth measures that we expect to pursue.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our financial obligations.

We have now and will continue to have a significant amount of indebtedness. On December 31, 2007, our total indebtedness was approximately $458.4 million.

Our substantial indebtedness could have important consequences to you. For example, it could:

•	increase our vulnerability to adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	increase the cost or limit the availability of additional financing, if needed or desired, to fund future working capital, capital expenditures and other general corporate requirements, or to carry out other aspects of our business plan;

•	require us to maintain debt coverage and financial ratios at specified levels, reducing our financial flexibility; and

•	limit our ability to make strategic acquisitions and develop new facilities.

In addition, if we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required debt payments, or if we fail to comply with the various covenants and requirements of our 11% senior subordinated notes, our senior secured credit facility or other existing or future indebtedness, we would be in default, which could permit the holders of our 11% senior subordinated notes and the holders of our other indebtedness, including our senior secured credit facility, to accelerate the maturity of the notes or such other indebtedness, as the case may be. Any default under our 11% senior subordinated notes, our senior secured credit facility, or our other existing or future indebtedness, as well as any of the above-listed factors, could have a material adverse effect on our business, operating results, liquidity and financial condition.

Despite our substantial indebtedness, we may still be able to incur more debt. This could intensify the risks associated with this indebtedness.

The terms of the indenture governing our 11% senior subordinated notes and our senior secured credit facility contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these exceptions could be substantial. Accordingly, we could incur significant additional indebtedness in the future. In addition, as of December 31, 2007, we had approximately $27.2 million available for additional borrowing under our senior secured credit facility. As of February 28, 2008, the availability under our revolving credit facility was $15.6 million. The more we become leveraged, the more we become exposed to the risks described above under “Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our financial obligations.”

If we are unable to obtain additional financing on commercially reasonable terms or at all, our ability to expand our business may be harmed.

As of December 31, 2007 we had approximately $27.2 million available for additional borrowing under our senior secured credit facility. If our remaining ability to borrow under our senior secured credit facility is insufficient for our capital requirements, we will be required to seek additional sources of financing, including issuing equity, which may be dilutive to our current stockholders or incurring additional debt. Our ability to incur additional debt is subject to the restrictions in the indenture governing our 11% senior subordinated notes and our first lien credit agreement. We cannot assure you that the restrictions contained in these agreements will permit us to borrow the funds that we need to finance our operations, or that additional debt will be available to us on commercially reasonable terms or at all. If we are unable to obtain funds sufficient to finance our capital requirements, we may have to forego opportunities to expand our business, including the acquisition of additional facilities.

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

Certain of our employees are represented by various unions and covered by collective bargaining agreements. In addition, certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. We cannot predict the effect that continued union representation or future organizational activities will have on our business or future operations. We cannot assure you that we will not experience a material work stoppage in the future.

Natural disasters, terrorist attacks or acts of war may seriously harm our business.

Terrorist attacks or acts of nature, such as hurricanes or earthquakes, may cause damage or disruption to us, our employees and our facilities, which could have an adverse impact on our residents. In order to provide care for our residents, we are dependent on consistent and reliable delivery of food, pharmaceuticals, power and other products to our facilities and the availability of employees to provide services at our facilities. If the delivery of goods or the ability of employees to reach our facilities were interrupted due to a natural disaster or a terrorist attack, it would have a significant impact on our facilities. For example, in connection with Hurricane Katrina in New Orleans several nursing home operators unaffiliated with us have been accused of not properly caring for their residents, which has resulted in, among other things, criminal charges being filed against the proprietors of those facilities. Furthermore, the impact, or impending threat, of a natural disaster has in the past and may in the future require that we evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients. The impact of natural disasters and terrorist attacks is inherently uncertain. Such events could severely damage or destroy one or more of our facilities, harm our business, reputation and financial performance or otherwise cause our business to suffer in ways that we currently cannot predict.

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

Our class A common stock has one vote per share, while our class B common stock has ten votes per share on all matters to be voted on by our stockholders. As of December 31, 2007, Onex Corporation, its affiliates and our directors and members of our senior management owned shares of common stock representing over 75.0% of the combined voting power of our outstanding common stock. Accordingly, Onex Corporation may have the power to control the outcome of matters on which stockholders are entitled to vote. Such matters include the election and removal of directors, the adoption or amendment of our certificate of incorporation and bylaws, possible mergers, corporate control contests and significant transactions. Through its control of the elections to our board of directors, Onex Corporation may also have the ability to appoint or replace our senior management and cause us to issue additional shares of our common stock or repurchase common stock, declare dividends or take other actions. Onex Corporation may make decisions regarding our company and business that are opposed to our other stockholders’ interests or with which they disagree. Onex Corporation may also delay or prevent a change of control of us, even if the change of control would benefit our other stockholders, which could deprive our other stockholders of the opportunity to receive a premium for their class A common stock. The significant concentration of stock ownership and voting power may also adversely affect the trading price of our class A common stock due to investors’ perception that conflicts of interest may exist or arise. To the extent that the interests of our public stockholders are harmed by the actions of Onex Corporation, the price of our class A common stock may be harmed.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general often experiences substantial volatility that is seemingly unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our class A common stock. The price for our class A common stock may be influenced by many factors, including:

•	the depth and liquidity of the market for our class A common stock;

•	developments generally affecting the healthcare industry;

•	investor perceptions of us and our business;

•	actions by institutional or other large stockholders;

•	strategic actions, such as acquisitions or restructurings, or the introduction of new services by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	litigation and governmental investigations;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	adverse conditions in the financial markets or general economic conditions, including those resulting from war, incidents of terrorism and responses to such events;

•	sales of class B common stock by Onex, us or members of our management team;

•	additions or departures of key personnel; and

•	our results of operations, financial performance and future prospects.

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

The trading market for our class A common stock is significantly influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock or if our operating results do not meet their expectations, our stock price could decline.

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

Failure to achieve and maintain effective internal controls could result in a restatement of our financial statements, cause investors to lose confidence in our financial statements and our company and have a material adverse effect on our business.

We produce our consolidated financial statements in accordance with the requirements of U.S. generally accepted accounting principles, or GAAP, but our internal accounting controls may not currently meet all standards applicable to companies with publicly traded securities. Effective internal controls are necessary for us to provide reliable financial reports to help mitigate the risk of fraud and to operate successfully as a publicly traded company. Beginning with our annual report for the year ended December 31, 2008, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, which will require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm that opines on the effectiveness of our internal control over financial reporting.

As we prepare to comply with Section 404, we may identify deficiencies which could be material that we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to conclude that our internal controls over financial reporting are effective. If either we are unable to conclude that we have effective internal controls over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified opinion on internal controls over financial reporting, investors could lose confidence in our reported financial information and our company, which could result in a decline in the market price of our class A common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise additional financing if needed in the future.

If we fail to implement the requirements of Section 404 in a timely manner, we may also be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or The New York Stock Exchange, or NYSE.

Substantial future sales of our class A or class B common stock in the public market may cause the price of our stock to decline.

If our existing stockholders sell substantial amounts of our class A or class B common stock or the public market perceives that our existing stockholders might sell substantial amounts of our class A common stock, the market price of our class A common stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2007, we had 19,260,741 shares of class A common stock and 17,696,493 shares of class B common stock outstanding. All of the 19,166,666 shares of class A common stock sold in our initial public offering are freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. All shares of our class B common stock (which will convert into shares of class A common stock if transferred to holders other than our current class B stockholders, which includes Onex Corporation, our management group and certain of their affiliates), are available for sale in the public market pursuant to Rules 144, 144(k) and 701 under the Securities Act.

Moreover, current stockholders holding an aggregate of 17,696,493 shares of class B common stock (which will convert into shares of class A common stock if transferred to holders other than our current class B stockholders, which includes Onex Corporation, our management group and certain of their affiliates), have the right, subject to some conditions, to require us to file a registration statement with the Securities and Exchange Commission or include their shares for registration in certain registration statements that we may file under the Securities Act. Once we register these shares, they may be freely sold in the public market upon issuance. We may issue shares of our common stock, or other securities, from time to time as consideration for future acquisitions and investments. In the event any such acquisition or investment is significant, the number of shares of our common stock or the number or aggregate principal amount, as the case may be, of other securities that we may issue may also be significant. We may also grant registration rights covering those shares or other securities in connection with any such acquisitions and investments. Any additional capital raised through the sale of our equity securities may dilute your percentage ownership of us.

We are a “controlled company” within the meaning of The NYSE rules and, as a result, qualify for and rely on exemptions from certain corporate governance requirements.

Onex Corporation and its affiliates continue to control a majority of the voting power of our outstanding common stock and we are a “controlled company” within the meaning of NYSE corporate governance standards. Under The NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:

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

We elect to be treated as a controlled company and thus utilize some of these exemptions, including the exemption for a board composed of a majority of independent directors. In addition, although we currently have a board composed of a majority of independent directors and have adopted charters for our audit, nominating and corporate governance and compensation committees and intend to conduct annual performance evaluations for these committees, none of these committees are composed entirely of independent directors, except for our audit committee. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of NYSE corporate governance requirements.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

As of December 31, 2007, we operated 87 skilled nursing and assisted living facilities, 60 of which are owned and 27 of which are leased. As of December 31, 2007, our operated facilities had a total of 10,138 licensed beds.

The following table provides information by state as of December 31, 2007 regarding the skilled nursing and assisted living facilities we owned and leased.

	Owned Facilities		Leased Facilities		Total Facilities
		Licensed		Licensed		Licensed
	Number	Beds	Number	Beds	Number	Beds

California	14	1,513	17	2,055	31	3,568
Texas	21	3,173	—	—	21	3,173
Kansas	16	904	—	—	16	904
Nevada	—	—	2	290	2	290
Missouri	7	1,023	—	—	7	1,023
New Mexico	2	208	8	972	10	1,180

Total	60	6,821	27	3,317	87	10,138

Skilled nursing	49	6,132	25	3,051	74	9,183
Assisted living	11	689	2	266	13	955

Our executive offices are located in Foothill Ranch, California where we lease approximately 26,433 square feet of office space, a portion of which is utilized for the administrative functions of our hospice and our Hallmark businesses. The term of this lease expires in January 2011. We have an option to renew our lease at this location for an additional five-year term.

Item 3.  Legal Proceedings

We are involved in legal proceedings and regulatory enforcement investigations from time to time in the ordinary course of our business. We do not believe the outcome of these proceedings and investigations will have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since our initial public offering on May 15, 2007, our common stock has traded on the New York Stock Exchange under the symbol “SKH.” Prior to that time, there was no public market for our stock. The following table sets forth, for the indicated quarterly periods, the high and low sale prices of our common stock:

Year Ended December 31, 2007	High ($)	Low ($)

Second quarter (May 15 to June 30)	16.57	14.75
Third quarter	16.30	13.02
Fourth quarter	16.81	14.14

As of February 20, 2008, there were two holders of record of our class A common stock and 31 holders of record of our class B common stock.

Dividend Payment

We did not declare or pay cash dividends in either 2007 or 2006. We anticipate that, for the foreseeable future, we will retain any earnings for use in the operation of its business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our outstanding shares in the fourth quarter of 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

We primarily issue stock options and restricted stock under our share-based compensation plans, which are part of a broad-based, long-term retention program that is intended to attract and retain talented employees and directors and align stockholder and employee interests.

Pursuant to our 2007 Incentive Award Plan, or 2007 Plan, we grant options and restricted stock awards to selected employees and directors. Options are granted to purchase shares of our common stock at a price not less than the fair market value of the stock at the date of grant. The 2007 Plan provides for the grant of both incentive and non-qualified stock options as well as stock appreciation rights, restricted stock, restricted stock units, performance units and shares and other stock-based awards. Generally, option grants and restricted stock awards vest over four years and are exercisable for up to 10 years from the grant date. The Board of Directors may terminate the 2007 Plan at any time.

Additional information regarding our stock option plans and plan activity for fiscal 2007, 2006 and 2005 is provided in the notes to our consolidated financial statements in this Annual Report in “Notes to Consolidated Financial Statements, Note 12 — Employee Benefit Plans” and in our 2008 Proxy Statement under the heading “Equity Compensation Plan Information.”

Item 6.	Selected Financial Data

The following tables set forth our selected historical consolidated financial data. We derived the selected historical consolidated financial data for each of the years ended December 31, 2007, 2006 and 2005 and as of December 31, 2007 and 2006, from our audited consolidated financial statements included elsewhere in this document. We derived the selected historical consolidated financial data for the years ended December 31, 2004 and 2003 and as of December 31, 2005, 2004 and 2003 from our audited consolidated financial statements not included in this report. Our selected historical consolidated statements of operations have been recast to reflect our California pharmacy business, which we sold in March 2005, as discontinued operations. Historical results are not necessarily indicative of future performance. Due to the effect of the transactions discussed under Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Historical Overview — The Transactions,” on the recorded amounts of assets, liabilities and stockholders’ equity, our financial statements prior to such transactions are not comparable to our financial statements subsequent to such transactions. You should read the information set forth below in conjunction with other sections of this report, including “Management’s Discussion and Analysis of Financial Condition and Consolidated Results of Operations,” and our consolidated historical financial statements and related notes included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2007	2006	2005	2004	2003
	Successor	Successor	Predecessor	Predecessor	Predecessor
	(In thousands, except per share data)

Consolidated Statement of Operations Data
Revenue	$634,607	$531,657	$462,847	$371,284	$316,939
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	473,465	394,936	347,228	281,395	243,520
Rent cost of revenue	12,854	10,027	9,815	7,883	7,168
General and administrative	47,916	39,872	43,784	25,148	19,219
Depreciation and amortization	17,687	13,897	9,991	8,597	8,069

	551,922	458,732	410,818	323,023	277,976

Total other income (expenses), net	(52,584)	(43,384)	(44,251)	(30,108)	(44,259)

Income (loss) before income taxes, discontinued operations and the cumulative effect of a change in accounting principle	30,101	29,541	7,778	18,153	(5,296)
Provision for (benefit from) income taxes	12,952	12,204	(13,048)	4,421	(1,645)

Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	17,149	17,337	20,826	13,732	(3,651)
Discontinued operations, net of tax	—	—	14,740	2,789	1,966
Cumulative effect of a change in accounting principle, net of tax	—	—	(1,628)	—	(12,261)

Net income (loss)	17,149	17,337	33,938	16,521	(13,946)
Accretion on preferred stock	(7,354)	(18,406)	(744)	(469)	—

Net income(loss) attributable to common stockholders	$9,795	$(1,069)	$33,194	$16,052	$(13,946)

Net Income (loss) Per Share Data:
Net income (loss) per common share, basic	$0.36	$(0.09)	$27.01	$13.45	$(12.06)
Net income (loss) per common share, diluted	$0.35	$(0.09)	$25.73	$12.47	$(12.06)
Weighted average common shares outstanding, basic	27,062	11,638	1,229	1,194	1,157
Weighted average common shares outstanding, diluted	27,715	11,638	1,290	1,287	1,157
Other Financial Data
Capital expenditures (excluding acquisitions)	$29,398	$22,267	$11,183	$8,212	$6,019
Net cash provided by (used in) operating activities	30,530	34,415	15,004	48,358	(15,221)
Net cash used in investing activities	(123,985)	(74,376)	(223,785)	(45,230)	(26,093)
Net cash provided by (used in) financing activities	95,646	5,644	241,253	(1,132)	23,486
EBITDA(1)	90,311	88,536	57,561	51,120	19,817
EBITDA margin(1)	14.2%	16.7%	12.4%	13.8%	6.3%
Adjusted EBITDA(1)	101,975	88,725	$77,778	$58,559	$45,459
Adjusted EBITDA margin(1)	16.1%	16.7%	16.8%	15.8%	14.3%

	As of December 31,
	2007	2006	2005	2004	2003
	Successor	Successor	Successor	Predecessor	Predecessor
	(In thousands)

Balance Sheet Data
Cash and cash equivalents	$5,012	$2,821	$37,138	$4,666	$2,670
Working capital	55,122	19,628	59,130	15,036	(9,109)
Property and equipment, net	294,281	230,904	191,151	192,397	157,146
Total assets	970,107	838,695	797,082	308,860	260,407
Long-term debt (including current portion and the revolving credit facility)	458,436	469,055	463,309	280,885	254,040
Total stockholders’ equity (deficit)	374,469	240,648	222,927	(50,475)	(82,313)

Notes

(1)	We define EBITDA as net income (loss) before depreciation, amortization and interest expense (net of interest income) and the provision for (benefit from) income taxes. EBITDA margin is EBITDA as a percentage of revenue. We prepare Adjusted EBITDA by adjusting EBITDA (each to the extent applicable in the appropriate period) for:

•	discontinued operations, net of tax;

•	the effect of a change in accounting principle, net of tax;

•	the change in fair value of an interest rate hedge;

•	reversal of a charge related to the decertification of a facility;

•	gains or losses on sale of assets;

•	provision for the impairment of long-lived assets;

•	the write-off of deferred financing costs of extinguished debt;

•	reorganization expenses; and

•	fees and expenses related to the Transactions.

We believe that the presentation of EBITDA and Adjusted EBITDA provide useful information regarding our operational performance because they enhance the overall understanding of the financial performance and prospects for the future of our core business activities.

Specifically, we believe that a report of EBITDA and Adjusted EBITDA provides consistency in our financial reporting and provides a basis for the comparison of results of core business operations between our current, past and future periods. EBITDA and Adjusted EBITDA are two of the primary indicators management uses for planning and forecasting in future periods, including trending and analyzing the core operating performance of our business from period-to-period without the effect of GAAP expenses, revenues and gains that are unrelated to the day-to-day performance of our business. We also use EBITDA and Adjusted EBITDA to benchmark the performance of our business against expected results, analyzing year-over-year trends as described below and to compare our operating performance to that of our competitors.

Management uses both EBITDA and Adjusted EBITDA to assess the performance of our core business operations, to prepare operating budgets and to measure our performance against those budgets on a consolidated, segment and a facility by facility level. We typically use Adjusted EBITDA for these purposes at the administrative level (because the adjustments to EBITDA are not generally allocable to any individual business unit) and we typically use EBITDA to compare the operating performance of each skilled nursing and assisted living facility, as well as to assess the performance of our operating segments: long-term care services, which include the operation of our skilled nursing and assisted living facilities; and ancillary services, which include our rehabilitation therapy and hospice businesses. EBITDA and Adjusted EBITDA are useful in this regard because they do not include such costs as interest expense, income taxes, depreciation and amortization expense and special charges, which may vary from business unit to business unit and period-to-period depending upon various factors, including the method used to finance the business, the amount of debt that we have determined to incur, whether a facility is owned or leased, the date of acquisition of a facility or business, the original purchase price of a facility or business unit or the tax law of the state in which a business unit operates. These types of charges are dependent on factors unrelated to our underlying business. As a result, we believe that the use of EBITDA and Adjusted EBITDA provide a meaningful and consistent comparison of our underlying business between periods by eliminating certain items required by GAAP which have little or no significance in our day-to-day operations.

We also make capital allocations to each of our facilities based on expected EBITDA returns and establish compensation programs and bonuses for our executive management and facility level employees that are based upon the achievement of pre-established EBITDA and Adjusted EBITDA targets.

We also use Adjusted EBITDA to determine compliance with our debt covenants and assess our ability to borrow additional funds and to finance or expand operations. The credit agreement governing our first lien term loan uses a measure substantially similar to Adjusted EBITDA as the basis for determining compliance with our financial covenants, specifically our minimum interest coverage ratio and our maximum total leverage ratio, and for determining the interest rate of our first lien term loan. The indenture governing our 11% senior subordinated notes also uses a substantially similar measurement for determining the amount of additional debt we may incur. For example, both our credit facility and the indenture for the 11% senior subordinated notes include adjustments for (i) gain or losses on sale of assets, (ii) the write-off of deferred financing costs of extinguished debt; (iii) reorganization expenses; and (iv) fees and expenses related to the Transactions. Our non-compliance with these financial covenants could lead to acceleration of amounts due under our credit facility. In addition, if we cannot satisfy certain financial covenants under the indenture for our 11% senior subordinated notes, we cannot engage in certain specified activities, such as incurring additional indebtedness or making certain payments.

Despite the importance of these measures in analyzing our underlying business, maintaining our financial requirements, designing incentive compensation and for our goal setting both on an aggregate and facility level basis, EBITDA and Adjusted EBITDA are non-GAAP financial measures that have no standardized meaning defined by GAAP. Therefore, our EBITDA and Adjusted EBITDA measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	they do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	they do not reflect any income tax payments we may be required to make;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	they are not adjusted for all non-cash income or expense items that are reflected in our consolidated statements of cash flows;

•	they do not reflect the impact on earnings of charges resulting from certain matters we consider not to be indicative of our on-going operations; and

•	other companies in our industry may calculate these measures differently than we do, which may limit their usefulness as comparative measures.

We compensate for these limitations by using them only to supplement both net income (loss) and consolidated cash flow on a basis prepared in conformance with GAAP in order to provide a more complete understanding of the factors and trends affecting our business. We strongly encourage investors to consider both net income (loss) and cash flows determined under GAAP as compared to EBITDA and Adjusted EBITDA, and to perform their own analysis, as appropriate.

The following table provides a reconciliation from our net income (loss) which is the most directly comparable financial measure presented in accordance with GAAP for the periods indicated:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	Successor	Successor	Predecessor	Predecessor	Predecessor
	(In thousands)

Net income (loss)	$17,149	$17,337	$33,938	$16,521	$(13,946)
Plus
Provision for (benefit from) income taxes	12,952	12,204	(13,048)	4,421	(1,645)
Depreciation and amortization	17,687	13,897	9,991	8,597	8,069
Interest expense, net of interest income	42,523	45,098	26,680	21,581	27,339

EBITDA	90,311	88,536	57,561	51,120	19,817
Discontinued operations, net of tax(a)	—	—	(14,740)	(2,789)	(1,966)
Cumulative effect of a change in accounting principle, net of tax(b)	—	—	1,628	—	12,261
Change in fair value of interest rate hedge(c)	40	197	165	926	1,006
Reversal of charge related to decertification of a facility(d)	—	—	—	—	(2,734)
Gain on sale of assets(e)	(24)	(8)	(980)	—	—
Premium on redemption of debt and write-off of deferred financing costs of extinguished debt(f)	11,648	—	16,626	7,858	4,111
Reorganization expenses(g)	—	—	1,007	1,444	12,964
Expenses related to the Transactions(h)	—	—	16,511	—	—

Adjusted EBITDA	$101,975	$88,725	$77,778	$58,559	$45,459

Notes

(a)	In March 2005, we sold our California-based institutional pharmacy business and, therefore, the results of operations of our California-based pharmacy business have been classified as discontinued operations. As our pharmacy business has been sold, these amounts are no longer part of our core operating business.

(b)	In 2005, we recorded the cumulative effect of a change in accounting principle as a result of our adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, or FIN 47. In 2003, we recorded the cumulative effect of a change in accounting principle as a result of our adoption of Statement of Financial Accounting Standards No. 150 Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, or SFAS No. 150, which requires that financial instruments issued in the form of shares that are mandatorily redeemable be classified as liabilities.

While these items are required under GAAP, they are not reflective of the operating income and losses of our underlying business.

(c)	Changes in fair value of an interest rate hedge are unrelated to our core operating activities and we believe that adjusting for these amounts allows us to focus on actual operating costs at our facilities.

(d)	In 2003, we reversed a charge recorded in 2000 related to a facility decertification from the Medicare and Medicaid programs. We appealed the decertification decision and in November 2002 reached a settlement for a recertification, resulting in the recovery of previously uncompensated care expenses in the amount of approximately $2.7 million. We believe our reversal of this charge is appropriate as the amount relates to a charge previously recorded in 2000. Even though the reversal is appropriate under GAAP, this amount is not reflective of our true operating income for 2003.

(e)	While gains or losses on sales of assets are required under GAAP, these amounts are also not reflective of income and losses of our underlying business.

(f)	Write-offs for deferred financing costs are the result of distinct capital structure decisions made by our management and are unrelated to our day-to-day operations. These write-offs reflect (1) deferred financing costs that have been expensed in connection with the prepayment of previously outstanding debt and deferred financing costs that were expensed upon prepayment of our second lien senior secured term loan in connection with the Transactions; and (2) a $7.7 million redemption premium on $70.0 million of our 11.0% senior subordinated noted that we redeemed in June 2007, before their scheduled maturities in 2014.

(g)	Represents expenses incurred in connection with our Chapter 11 reorganization.

(h)	Represents (1) $0.2 million in fees paid by us in connection with the Transactions for valuation services and an acquisition audit; (2) our forgiveness in connection with the completion of the Transactions of a $2.5 million note issued to us in March 1998 by our then-Chairman of the Board, William Scott; (3) a $4.8 million bonus award expense incurred in December 2005 upon the completion of the Transactions pursuant to cash bonus agreements between us and our Chief Financial Officer, John King, and our Executive Vice President and President Ancillary Subsidiaries, Mark Wortley, in order to compensate them similarly to the economic benefit received by other executive officers who had previously purchased restricted stock; and (4) non-cash stock compensation charges of $9.0 million incurred in connection with restricted stock granted to certain of our senior executives. As these expenses relate solely to the Transactions, we do not expect to incur these types of expenses in the future.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not indicate future performance. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Selected Financial Data” in Item 6 of this report and our consolidated financial statements and related notes included elsewhere in this report.

Business Overview

We are a provider of integrated long-term healthcare services through our skilled nursing facilities and rehabilitation therapy business. We also provide other related healthcare services, including assisted living care and hospice care. We focus on providing high-quality care to our patients and we have a strong reputation for treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of December 31, 2007, we owned or leased 74 skilled nursing facilities and 13 assisted living facilities, together comprising approximately 10,100 licensed beds. Our facilities, approximately 69% of which we own, are located in California, Texas, Kansas, Missouri, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. For the year ended December 31, 2007, we generated approximately 84.7% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated by our other related healthcare services. Those services consist of our assisted living facilities, rehabilitation therapy services provided to third-party facilities, and hospice care.

Our revenue was $634.6 million and $531.7 million for the years ended December 31, 2007 and 2006, respectively. To increase our revenue we focus on improving our skilled mix, which is the percentage of our skilled nursing patient population that is eligible to receive Medicare and managed care reimbursements. Medicare and managed care payors typically provide higher reimbursement than other payors because patients in these programs typically require a greater level of care and service. We have increased our skilled mix from 22.4% for 2005 to 24.1% for 2007. Our high skilled mix also results in a high quality mix, which is our percentage of non-Medicaid revenue. We have increased our quality mix from 66.5% in 2005 to 69.0% in 2007.

We operate our business in two reportable operating segments: long-term care services, which includes the operation of skilled nursing and assisted living facilities and is the most significant portion of our business, and ancillary services, which includes our rehabilitation therapy and hospice businesses. The “other” category includes general and administrative items and eliminations.

Historical Overview

The Transactions

On October 22, 2005, Skilled Healthcare Group, Inc., our predecessor company, entered into an agreement and plan of merger with SHG Holding Solutions, Inc. and SHG Acquisition Corp., entities formed by Onex Partners LP, Onex American Holdings II LLC and Onex U.S. Principals LP, collectively “Onex,” together with the associates of Onex, for purposes of acquiring our predecessor company. On December 27, 2005, pursuant to the merger agreement, SHG Acquisition Corp. merged with and into our predecessor company. Our predecessor company was the surviving corporation in the merger and became our wholly owned subsidiary. Certain members of our senior management team and Baylor Health Care System, which we refer to collectively as the rollover investors, agreed to roll over amounts that they would otherwise receive in the merger as an investment in our equity. Members of our senior management team agreed to roll over at least one-half of the after tax amount they would otherwise receive in the merger and Baylor agreed to roll over approximately $3.8 million of its equity interest in our predecessor company. For purposes of the rollover investments, shares of our common stock were valued at the same per share price as would have been payable for such shares in the merger.

Onex and the rollover investors funded the $645.7 million purchase price, related transaction costs and an increase of cash on our balance sheet with equity contributions of approximately $222.9 million, the issuance and sale of $200.0 million principal amount of our 11% senior subordinated notes and the incurrence and assumption of $259.4 million in term loan debt. Immediately after the merger, Onex and its associates, on the one hand, and the rollover investors, on the other hand, held approximately 95% and 5%, respectively, of our outstanding capital stock, not including restricted stock issued to management at the time of the Transactions.

Concurrently with the consummation of the transactions contemplated by the merger agreement:

•	Onex made an equity investment in us of approximately $211.3 million in cash;

•	the rollover investors made an equity investment in us of approximately $1.5 million through settlement of a bonus payable and $10.1 million in rollover equity;

•	our predecessor company assumed SHG Acquisition Corp.’s $200 million aggregate principal amount of 11% senior subordinated notes;

•	we paid cash merger consideration of $240.8 million to our predecessor company’s then-existing stockholders (other than, to the extent of their rollover investment, the rollover investors) and option holders;

•	our predecessor company amended its existing first lien senior secured credit facility to provide for a rollover of its then-existing $259.4 million term loan and an increase in its revolving credit facility from $50.0 million to $75.0 million;

•	our predecessor company repaid in full its $110.0 million second lien senior secured credit facility;

•	our predecessor company paid accrued interest on its second lien senior secured term loans;

•	we increased the cash on our balance sheet by $35.2 million; and

•	we paid approximately $19.2 million of fees and expenses, including placement and other financing fees, and other transaction costs and professional expenses.

As a result of the merger, our assets and liabilities were adjusted to their estimated fair value as of the closing of the merger. The excess of total purchase price over the fair value of our tangible and identifiable intangible assets was allocated to goodwill in the amount of approximately $396.0 million, which is subject to an annual impairment test. We refer to the transactions contemplated by the merger agreement, the equity contributions, the financings and use of proceeds of the financings, collectively, as the “Transactions.”

Acquisitions and Divestitures

From the beginning of 2005 through December 31, 2007, we acquired real estate or leasehold interests, or entered into long-term leases, for 34 skilled nursing and assisted living facilities across five states. During this time period, we also sold one skilled nursing facility and one assisted living facility.

In January 2005, we assumed the operations of seven skilled nursing facilities and eight assisted living facilities in Kansas, which we refer to as the Vintage Park group of facilities, for $42.0 million in cash. In March 2005, we sold our California-based institutional pharmacy business for $31.5 million. In October 2005, we sold an assisted living facility in California with 230 licensed beds and in November 2005 we sold a skilled nursing facility in Texas with 119 licensed beds for an aggregate sales price of $4.6 million in cash.

In March 2006, we purchased two skilled nursing facilities and one skilled nursing and residential care facility in Missouri for $31.0 million in cash and in June 2006, we purchased a long-term leasehold interest in a skilled nursing facility in Las Vegas, Nevada for $2.7 million in cash. In December 2006, we purchased a skilled nursing facility in Missouri for $8.5 million in cash. These facilities added approximately 666 beds to our operations.

In February 2007, we purchased the land, building and related improvements of one of our leased skilled nursing facilities in California for $4.3 million in cash. Changing this leased facility into an owned facility resulted in no net change in the number of beds.

In April 2007, we purchased the owned real property, tangible assets, intellectual property and related rights and licenses of three skilled nursing facilities located in Missouri for a cash purchase price of $30.6 million and assumed certain operating contracts. These facilities added approximately 426 beds, as well as 24 unlicensed apartments to our operations. We financed the acquisition with borrowings of $30.1 million on our revolving credit facility.

In September 2007, we acquired substantially all the assets and assumed the operations of ten skilled nursing facilities and a hospice company, all of which are located in New Mexico, for approximately $53.2 million. The acquired facilities added 1,180 beds to our operations. We financed the acquisition using our available cash and borrowings of $45.0 million on our revolving credit facility.

Also, during 2007 we continued to build on our relationship with Baylor Health Care System, which offers us the ability to build on Baylor acute campuses. We began developing our 136-bed skilled nursing facility in downtown Dallas in October 2007 and we plan to break ground on sites in Fort Worth with a 136-bed skilled nursing facility and in Garland with a 92-bed skilled nursing facility later in 2008. We also are developing two assisted living facilities in the Kansas City market, with approximately 41 units each, which are similar to the assisted living facility that we opened in Ottawa, Kansas in April 2007. We expect the majority of our facilities currently under development to be completed by late 2009 or early 2010.

Reorganization under Chapter 11

On October 2, 2001, we and 19 of our subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Central District of California, Los Angeles Division, or the “Bankruptcy Court.” On November 28, 2001, our remaining three subsidiaries also filed voluntary petitions for protection under Chapter 11. From the date we filed the petition with the Bankruptcy Court through December 31, 2005, we incurred reorganization expenses totaling approximately $32.5 million. We did not incur material reorganization expenses in 2007 or 2006.

Upon emerging from bankruptcy on August 19, 2003, we repaid or restructured all of our indebtedness in full, paying all accrued interest expenses and issuing 5.0% of our common stock to former holders of our then outstanding 11 1/4% senior subordinated notes.

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

In late 2000, one of our facilities was temporarily decertified from the Medicare and Medicaid programs for alleged regulatory compliance reasons, causing a significant loss and delay in receipt of revenue at this facility. During this time, we were also subject to an unrelated significant adverse professional liability judgment. These events occurred as the amortization of principal payments on our then outstanding senior debt substantially increased. To preserve resources for our operations, we discontinued amortization payments on our senior debt and interest payments on our subordinated debt and began to negotiate with our lenders to restructure our balance sheet. Early in the fourth quarter of 2001, before we could reach an agreement with our lenders, the plaintiff in our professional liability litigation placed a lien on our assets, including our cash. With our ability to operate severely restricted, we filed for protection under Chapter 11. We were ultimately able to settle the professional liability claim for an amount that was fully covered by insurance proceeds.

Following our petition for protection under Chapter 11, we and our subsidiaries continued to operate our businesses as debtors-in-possession, subject to the jurisdiction of the bankruptcy court through August 19, 2003. While in bankruptcy we retained a new management team that:

•	emphasized quality of care;

•	recruited experienced facility level management and nursing staff;

•	accelerated revenue growth by improving census and payor mix by focusing on higher acuity patients;

•	managed administrative and facility level operating expenses by streamlining support processes and eliminating redundant costs;

•	expanded our administrative support infrastructure by establishing a risk management team, legal department and human resources department; and

•	implemented a new information technology system to provide rapid data delivery for management decision making.

Key Financial Performance Indicators

We manage the fiscal aspects of our business by monitoring certain key performance indicators that affect our revenue and profitability. The most important key performance indicators for our business are:

•	Average daily number of patients — the total number of patients at our skilled nursing facilities in a period divided by the number of days in that period.

•	Average daily rates — revenue per patient per day for Medicare or managed care, Medicaid and private pay and other, calculated as total revenue for Medicare or managed care, Medicaid and private pay and other at our skilled nursing facilities divided by actual patient days for that revenue source for any given period.

•	EBITDA — net income (loss) before depreciation, amortization and interest expenses (net of interest income) and the provision for income taxes. Additionally, Adjusted EBITDA means EBITDA as adjusted for non-core operating items. See footnote 1 under Item 6 of this report, “Selected Financial Data” for an explanation of the adjustments and a description of our uses of, and the limitations associated with the use of, EBITDA and Adjusted EBITDA.

•	Number of facilities and licensed beds — the total number of skilled nursing facilities and assisted living facilities that we own or operate and the total number of licensed beds associated with these facilities.

•	Occupancy percentage — the average daily ratio during a measurement period of the total number of residents occupying a bed in a skilled nursing facility to the number of available beds in the skilled nursing facility. During any measurement period, the number of licensed beds in a skilled nursing facility that are actually available to us may be less than the actual licensed bed capacity due to, among other things, bed decertifications.

•	Percentage of facilities owned — the number of skilled nursing facilities and assisted living facilities that we own as a percentage of the total number of facilities. We believe that our success is influenced by the significant level of ownership of the facilities we operate.

•	Quality mix — the amount of non-Medicaid revenue from each of our business units as a percentage of total revenue. In most states, Medicaid rates are generally the lowest of all payor types.

•	Skilled mix — the number of Medicare and managed care patient days at our skilled nursing facilities divided by the total number of patient days at our skilled nursing facilities for any given period.

The following tables summarize, for each of the periods indicated, our payor sources, quality mix, occupancy percentage, skilled mix, EBITDA and Adjusted EBITDA and average daily rates and, at the end of the periods indicated, the number of facilities operated by us, the number of facilities that we own and lease, the total number of licensed beds and our total number of available beds:

	Year Ended December 31,
	2007	2006	2005

Revenue from:
Medicare	36.8%	36.0%	36.3%
Managed care, private pay, and other	32.2	32.0	30.2

Quality mix	69.0	68.0	66.5
Medicaid	31.0	32.0	33.5

Total	100.0%	100.0%	100.0%

Occupancy statistics (skilled nursing facilities):
Available patient days	2,973,011	2,637,154	2,529,782
Actual patient days	2,523,954	2,270,552	2,155,183
Occupancy percentage	84.9%	86.1%	85.2	%(1)
Skilled mix	24.1%	23.5%	22.4%
Average daily number of patients	6,915	6,221	5,905
EBITDA(2) (in thousands)	$90,311	$88,536	$57,561
Adjusted EBITDA(2) (in thousands)	$101,975	$88,725	$77,778
Revenue per patient day (skilled nursing facilities)
Medicare	$495	$459	$434
Managed care	354	348	343
Medicaid	131	124	117
Private and other	151	144	134

Total average	$214	$200	$187

	As of December 31,
	2007	2006	2005

Facilities:
Skilled nursing facilities:
Owned	49	43	39
Leased	25	18	17

Total skilled nursing facilities	74	61	56

Total licensed beds	9,183	7,648	6,937
Assisted living facilities:
Owned	11	10	10
Leased	2	2	2

Total assisted living facilities	13	12	12

Total licensed beds	955	794	822
Total facilities	87	73	68
Available beds in service	9,007	7,467	6,848
Percentage of owned facilities	69.0%	72.6%	72.1%

(1)	Occupancy percentage was 86.6% excluding Summerlin, Nevada, which was in start-up phase in 2005.

(2)	EBITDA and Adjusted EBITDA are supplemental measures of our performance that are not required by, or presented in accordance with GAAP. We define EBITDA as net income (loss) before depreciation, amortization and interest expense (net of interest income) and the provision for (benefit from) income taxes. See footnote 1 in Item 6 of this report, “Selected Financial Data” for a description of our use of, and the limitations associated with the use of, EBITDA and Adjusted EBITDA and a reconciliation to net income, which is the most directly comparable financial measure presented in accordance with GAAP.

Revenue

Revenue by Service Offering

In our long-term care services segment we derive the majority of our revenue by providing skilled nursing care and integrated rehabilitation therapy services to residents in our network of skilled nursing facilities. The remainder of our long-term care segment revenue is generated by our assisted living facilities. In our ancillary services segment we derive revenue by providing related healthcare services, including our rehabilitation therapy services provided to third-party facilities and hospice care. The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in millions):

	2007		2006		2005
	Revenue	Percentage of	Revenue	Percentage of	Revenue	Percentage of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

Long-term care services segment:
Skilled nursing facilities	$537.7	84.7%	$454.3	85.5%	$402.0	86.8%
Assisted living facilities	17.3	2.7	15.5	2.9	16.0	3.5

Total long-term care segment	555.0	87.4	469.8	88.4	418.0	90.3
Ancillary services segment:
Third-party rehabilitation therapy services	69.0	10.9	56.7	10.6	42.6	9.2
Hospice	10.0	1.6	4.7	0.9	1.9	0.4

Total ancillary services segment	79.0	12.5	61.4	11.5	44.5	9.6
Other:	0.6	0.1	0.5	0.1	0.3	0.1

Total	$634.6	100.0%	$531.7	100.0%	$462.8	100.0%

Although our total revenue derived from skilled nursing facilities generally continues to increase, the percentage of total revenue that is derived from skilled nursing facilities has declined as revenue growth in our ancillary services segment has occurred at a faster rate. We expect this trend to continue in the near-term as we continue to enhance and expand our offerings in our ancillary services segment.

Sources of Revenue

Long-Term Care Services Segment

Skilled Nursing Facilities.  Within our skilled nursing facilities, we generate our revenue from Medicare, Medicaid, managed care providers, insurers, private pay and other sources. We believe that our skilled mix is an important indicator of our success in attracting high-acuity patients because it represents the percentage of our patients who are reimbursed by Medicare and managed care payors, for whom we receive the most favorable reimbursement rates. Medicare and managed care payors typically do not provide reimbursement for custodial care, which is a basic level of healthcare.

The following table sets forth our Medicare, managed care, private pay/other and Medicaid patient days for our skilled nursing facilities as a percentage of total patient days for our skilled nursing facilities and the level of skilled mix for our skilled nursing facilities:

	Percentage Skilled Nursing Patient Days Year Ended December 31,
	2007	2006	2005

Medicare	18.1%	18.0%	17.8%
Managed care	6.0	5.5	4.6

Skilled mix	24.1	23.5	22.4
Private and other	17.0	16.6	16.2
Medicaid	58.9	59.9	61.4

Total	100.0%	100.0%	100.0%

Assisted Living Facilities.  Within our assisted living facilities, we generate our revenue primarily from private pay sources, with a small portion earned from Medicaid or other state specific programs.

Ancillary Services Segment

Rehabilitation Therapy.  As of December 31, 2007, we provided rehabilitation therapy services to a total of 187 facilities, 74 of which were our facilities and 113 of which were unaffiliated facilities. Rehabilitation therapy revenue derived from servicing our own facilities is included in our long-term care segment revenue and rehabilitation therapy revenue derived from servicing third-party facilities is included in our ancillary services segment revenue. Our rehabilitation therapy business receives payment for services from the skilled nursing facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered.

Hospice.  We established our hospice business in 2004. We derive substantially all of the revenue from our hospice business from Medicare reimbursement for hospice services.

Regulatory and other Governmental Actions Affecting Revenue

The following table summarizes the amount of revenue that we received from each of the payor classes indicated during the year indicated (dollars in millions):

	2007		2006		2005
	Revenue	Percentage of	Revenue	Percentage of	Revenue	Percentage of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

Medicare	$233.6	36.8%	$191.2	36.0%	$168.2	36.3%
Medicaid	197.0	31.0	170.2	32.0	155.1	33.5

Subtotal Medicare and Medicaid	430.6	67.8	361.4	68.0	323.3	69.8
Managed Care	53.6	8.5	43.3	8.1	33.8	7.3
Private and Other	150.4	23.7	127.0	23.9	105.7	22.9

Total	$634.6	100.0%	$531.7	100.0%	$462.8	100.0%

We derive a substantial portion of our revenue from the Medicare and Medicaid programs. In 2007, we derived approximately 36.8% and 31.0% of our total revenue from the Medicare and Medicaid programs, respectively, and in 2006, we derived approximately 36.0% and 32.0% of our total revenue from the Medicare and Medicaid programs, respectively. In addition, our rehabilitation therapy services, for which we receive payment from private payors, are significantly dependent on Medicare and Medicaid funding, as those private payors are often reimbursed by these programs.

Medicare.  Medicare is an exclusively federal program that primarily provides healthcare benefits to beneficiaries who are 65 years of age or older. It is a broad program of health insurance designed to help the nation’s elderly meet hospital, hospice, home health and other healthcare costs. Medicare coverage extends to certain persons under age 65 who qualify as disabled and those having end-stage renal disease.

Medicare reimburses our skilled nursing facilities under a prospective payment system, or PPS, for inpatient Medicare Part A covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group, or RUG, category that is based upon each patient’s acuity level. As of January 1, 2006, the RUG categories were expanded from 44 to 53, with increased reimbursement rates for treating higher acuity patients. We believe these RUG changes more accurately pay skilled nursing facilities for the care of residents with medically complex conditions. The new rules also implemented a market basket increase that increased rates by 3.1% for fiscal year 2006. At the same time, Congress terminated certain temporary add on payments that were added in 1999 and 2000 as the nursing home industry came under financial pressure from prior Medicare cuts. Therefore, while Medicare payments to skilled nursing facilities were reduced by an estimated $1.0 billion because of the expiration of the temporary payment add-ons, this reduction was more than offset by a $510.0 million increase in payments resulting from the refined classification system and a $530.0 million increase resulting from updates to the payment rates in connection with the market basket index. While the fiscal year 2006 Medicare skilled nursing facility payment rates did not reduce payments to skilled nursing facilities, the loss of revenue associated with future changes in skilled nursing facility payments could, in the future, have an adverse impact on our financial condition or results of operation.

On July 31, 2007, CMS released its final rule on the fiscal year 2008 per diem payment rates for skilled nursing facilities. Under the final rule, CMS revised and rebased the skilled nursing facility market basket, resulting in a 3.3% market basket increase factor. Using this increase factor, the final rule increased aggregate payments to skilled nursing facilities nationwide by approximately $690.0 million. The Medicare, Medicaid and SCHIP Extension Act of 2007 retains the full 3.3% Medicare market basket update that went into effect on October 1, 2007.

Beginning January 1, 2006, the Medicare Modernization Act of December 2003, or MMA, implemented a major expansion of the Medicare program through the introduction of a prescription drug benefit under new Medicare Part D. Medicare beneficiaries who elect Part D coverage and are dual eligible beneficiaries, those eligible for both Medicare and Medicaid benefits, are enrolled automatically in Part D and have their outpatient prescription drug costs covered by this new Medicare benefit, subject to certain limitations. Most of the nursing facility residents we serve whose drug costs are currently covered by state Medicaid programs are dual eligible beneficiaries. Accordingly, Medicaid is no longer a significant payor for the prescription pharmacy services provided to these residents. Medicaid will continue as a significant payor for over the counter medications.

Section 4541 of the Balanced Budget Act, or BBA, requires CMS to impose financial limitations or caps on outpatient physical, speech-language and occupational therapy services by all providers, other than hospital outpatient departments. The law requires a combined cap for physical therapy and speech-language pathology, and a separate cap for occupational therapy, reimbursed under Part B. Due to a series of moratoria enacted subsequent to the BBA, the caps were only in effect in 1999 and for a few months in 2003. With the expiration of the most recent moratorium, the caps were reinstated on January 1, 2006 and have been increased to $1,810 beginning on January 1, 2008.

CMS, as directed by the Deficit Reduction Act of 2005, or DRA, established a process to allow exceptions to the outpatient therapy caps for certain medically necessary services provided after January 1, 2006 for patients with certain conditions or multiple complexities whose therapy is reimbursed under Medicare Part B. The majority of the residents in our skilled nursing facilities and patients served by our rehabilitation therapy agencies whose therapy is reimbursed under Medicare Part B have qualified for these exceptions. The Tax Relief and Health Care Act of 2006 extended these exceptions through the end of 2007, and the Medicare, Medicaid and SCHIP Extension Act of 2007, signed by President Bush on December 29, 2007, further extended the exceptions process until June 30, 2008.

CMS, in its annual update notice, or finalized rule, also discusses several initiatives, including plans to: (1) develop an integrated system of post-acute care payments, to make payments for similar services consistent regardless of where the service is delivered; (2) encourage the increased use of health information technology to improve both quality and efficiency in the delivery of post-acute care; (3) assist beneficiaries in their need to be better informed healthcare consumers by making information about healthcare pricing and quality accessible and understandable; and (4) accelerate the progress already being made in improving quality of life for nursing home residents. The President’s 2009 budget proposes to implement site-neutral post hospital payments to limit incentives for five conditions commonly treated in both skilled nursing facilities and impatient rehabilitation facilities. It is too early to assess the impact, if any, that these proposals would have on us.

The DRA, which is expected to reduce Medicare and Medicaid payments to skilled nursing facilities by $100.0 million over five years (i.e., federal fiscal years 2006 to 2010), among other things, included a reduction in the amount of bad debt reimbursement for skilled nursing facilities. Medicare currently fully reimburses providers for certain unpaid Medicare beneficiary coinsurance and deductibles, also known as bad debt. Under the DRA’s revisions, for patients who are not full-benefit, dual-eligible individuals, allowable bad-debt amounts attributable to coinsurance under the Medicare program for a skilled nursing facility will be reduced to 70%. Allowable bad-debt amounts for patients who are full-benefit, dual-eligible individuals will continue to be paid at 100%. This reduction took place for Medicare cost reports beginning on or after October 1, 2005.

Also pursuant to DRA directives, CMS was required to establish a post-acute care payment reform demonstration by January 1, 2008. The goal of this initiative is to standardize patient assessment information from post-acute care settings, which includes skilled nursing facilities, long-term care hospitals, inpatient rehabilitation facilities and home health agencies, and to use this data to guide future payment policies in the Medicare program. The project will provide standardized information on patient health and functional status independent of post-acute care site of care and will examine resources and outcomes associated with treatment in each type of setting. The project is being completed in two phases: (i) Phase I, completed in December 2007, included developing a patient assessment tool and resource use tools, testing them in one market area, and selecting markets for further testing; and (ii) Phase II, scheduled to begin in 2008 and continue through 2009, involves expanding the demonstration to ten market areas. In December 2007, CMS announced the ten market areas in which Phase II will take place and further announced that data collection in these areas will begin between late May and early September 2008. Although CMS is exploring the possibility of site-neutral payments for post-acute care, it remains unclear at this time how information from the project would be employed by CMS to guide future changes to payment policies for post-acute care, or how the change would impact reimbursement rates for skilled nursing facilities.

In addition, on February 4, 2008, President Bush submitted his proposed 2009 budget to Congress. Through legislative and regulatory action, the President proposes to reduce Medicare spending by $183 billion over five years. The budget would, among other things again payments to skilled nursing facilities in 2009 and reduce payments to skilled nursing facilities by $17 billion over five years.

Historically, adjustments to the reimbursement under Medicare have had a significant effect on our revenue. For a discussion of historic adjustments and recent changes to the Medicare program and related reimbursement rates see Item 1 of this report, “Business — Sources of Reimbursement” and Item 1A of this report “Risk Factors — Reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program could have a material adverse effect on our revenue, financial condition and results of operations.”

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

•	California. In 2005, under State Assembly Bill 1629, California Medicaid, known as Medi-Cal, switched from a prospective payment system to a prospective cost-based system for freestanding nursing facilities, which is facility-specific, based upon the cost of providing care at that facility. State Assembly Bill 1629 included both a rate increase, as well as a quality assurance fee that is a provider tax. The provider tax is a mechanism for states to obtain additional federal funding for the state’s Medicaid program. State Assembly Bill 1629 is scheduled to expire, with its prospective cost-based system and quality assurance fee becoming inoperative, on July 31, 2009, unless a later enacted statute extends this date.

•	Texas. Texas has a prospective cost-based system that is facility-specific based upon patient acuity mix for that facility. Effective September 1, 2008, Texas will transition to a patient-specific rate setting method using a RUG classification system similar to the Medicare program, but with Texas standardized case mix indexing.

•	Kansas. The Kansas Medicaid reimbursement system is prospective cost-based and is case mix adjusted for resident activity levels.

•	Missouri. The Missouri Medicaid reimbursement system is prospective cost-based. The facility-specific rate is composed of five cost components: (i) patient care; (ii) ancillary care; (iii) administration; (iv) capital; and (v) working capital. Missouri has a provider tax similar to the previously mentioned California provider tax.

•	Nevada. Nevada’s reimbursement system is prospective cost-based, adjusted for patient acuity mix and designed to cover all costs except those currently associated with property, return on equity and certain ancillaries. Property cost is reimbursed at a prospective rate for each facility. Nevada has a provider tax similar to the previously mentioned California provider tax.

•	New Mexico. New Mexico’s reimbursement system is a prospective cost-based system that is rebased every three years. New Mexico’s Medicaid program reimburses nursing facilities at the lower of the facility’s billed charges or a prospective per diem rate. This per diem rate is specific for the facility and determined on the basis of the facility’s base-year allowable costs, constrained by rate ceilings. In addition, the per diem rate is subject to final adjustment for specified additional costs and inflationary trends.

For additional information on the Medicaid program in the states in which we currently operate see Item 1 of this report, “Business — Sources of Reimbursement.”

The U.S. Department of Health and Human Services has established a Medicaid advisory commission charged with recommending ways in which Congress can restructure the program. The commission issued its report on December 29, 2006. The commission’s report included several recommendations that involved giving states greater discretion in the determination of eligibility, formulation of benefit packages, financing, and tying payment for services to quality measures. The commission also recommended that home and community-based care for seniors and the disabled be expanded.

Primary Expense Components

Cost of Services

Cost of services in our long-term care services segment primarily include salaries and benefits, supplies, purchased services, ancillary expenses such as the cost of pharmacy and therapy services provided to patients and residents, and expenses for general and professional liability insurance and other operating expenses of our skilled nursing and assisted living facilities.

Cost of services in our ancillary services segment primarily include salaries and benefits, supplies, purchased services and expenses for general and professional liability insurances and other operating expenses of our rehabilitation therapy and hospice businesses.

General and Administrative

General and administrative expenses are primarily salaries, bonuses and benefits and purchased services to operate our administrative offices. Also included in general and administrative expenses are expenses related to non-cash stock-based compensation and professional fees, including accounting, financial audit and legal fees.

As a result of having become a public company on May 15, 2007, we expect our general and administrative expenses to increase in the future. Our anticipated additional expenses include:

•	increased salaries, bonuses and benefits necessary to attract and retain qualified accounting professionals as we seek to expand the size and enhance the skills of our accounting and finance staff;

•	increased professional fees as we complete the process of complying with Section 404 of the Sarbanes-Oxley Act, including incurring additional audit fees in connection with our independent registered public accounting firm’s audit of our assessment of our internal controls over financial reporting;

•	increased costs associated with developing a more robust internal audit function;

•	increased legal costs associated with reviews of our filings with the Securities and Exchange Commission; and

•	the incurrence of miscellaneous costs, such as New York Stock Exchange fees, investor relations fees, SEC filing expenses, training expenses, fees for independent directors and increased directors’ and officers’ liability insurance.

Performance Based Incentive Compensation Plan.  Our performance based incentive compensation plan for each of our operating segments provides for cash bonus payments that are intended to reflect the achievement of key operating measures, including quality outcomes, customer satisfaction, cash collections, efficient resource utilization and operating budget goals. We accrue bonus expense based on the ratable achievement of these operating measures.

Depreciation and Amortization

Depreciation and amortization relates to the ratable write-off of assets such as our owned buildings and equipment over their assigned useful lives as a result of wear and tear due to usage. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	15-40 years
Leasehold improvements	Shorter of the lease term or estimated useful life, generally 5-10 years
Furniture and equipment	3-10 years

Rent Cost of Revenue

Rent consists of the straight-line recognition of lease amounts payable to third-party owners of skilled nursing facilities and assisted living facilities that we operate but do not own. Rent does not include intercompany rents paid between wholly owned subsidiaries.

Dividend Accretion on Convertible Preferred Stock

Dividends accrued on our convertible preferred stock that was issued in connection with the Transactions at a rate of 8% per annum on the sum of the original purchase price and the accumulated and unpaid dividends thereon. In 2007, 2006 and 2005, dividend accretion on our convertible preferred stock was $7.4 million, $18.4 million and $0.7 million, respectively. Concurrently with the completion of our initial public offering in May 2007, all outstanding shares of our preferred stock converted into our class B common stock.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis we re-evaluate our judgments and estimates, including those related to doubtful accounts, income taxes and loss contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these policies.

The following represents a summary of our critical accounting policies, defined as those policies and estimates that we believe: (a) are the most important to the portrayal of our financial condition and results of operations and (b) require management’s most subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue recognition

Our revenue is derived primarily from our skilled nursing facilities, which includes our integrated rehabilitation therapy services at these facilities, with the remainder generated by our other related healthcare services. These other healthcare services consist of our rehabilitation therapy services provided to third-party facilities, assisted living facilities and hospice care. In 2007, approximately 67.8% of our revenue was received from funds provided under Medicare and state Medicaid assistance programs. The balance of our revenue is derived from managed care providers and private pay patients. We record our revenue from these governmental and managed care programs on an accrual basis as services are performed at their estimated net realizable value under these programs. Our revenue from governmental and managed care programs is subject to ongoing audit and retroactive adjustment by governmental and third-party agencies. Retroactive adjustments that are likely to result from ongoing and future audits by third-party payors are accrued on an estimated basis in the period the related services are performed. Consistent with accounting practices in the healthcare industry, we record any changes to these governmental revenue estimates in the period in which the change or adjustment becomes known based on final settlements. Because of the complexity of the laws and regulations governing Medicare and state Medicaid assistance programs, our revenue estimates may potentially change by a material amount. We record our revenue from private pay patients on an accrual basis as services are performed.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts related to estimated losses resulting from non-payment of patient accounts receivable and third-party billings and notes receivable from customers. In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection trends, the composition of patient accounts by payor, the status of ongoing disputes with third-party payors and general industry conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our receivables from Medicare and Medicaid payor programs represent our only significant concentration of credit risk. We do not believe there are significant credit risks associated with these governmental programs. If, at December 31, 2007, we were to recognize an increase of 10% in our allowance for doubtful accounts, our total current assets would decrease by $1.0 million, or 0.7% with a corresponding increase in operations expense.

Patient liability risks

Our professional liability and general liability reserve includes amounts for patient care related claims and incurred but not reported claims. Professional liability and general liability costs for the long-term care industry in many states continue be expensive and difficult to estimate, although other states have implemented tort reform that has stabilized the costs. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, along with an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle unpaid claims. Although we believe that our reserves are adequate, it is possible that this liability will require a material adjustment in the future. For example, an adverse professional liability judgment partially contributed to our bankruptcy filing under Chapter 11 of the United States Bankruptcy Code in October, 2001. If, at December 31, 2007, we were to recognize an increase of 10% in the reserve for professional liability and general liability, our total liabilities would be increased by $3.1 million, or 0.5% with a corresponding increase in operations expense.

Impairment of long-lived assets

We periodically evaluate the carrying value of our long-lived assets other than goodwill, primarily consisting of our investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future discounted cash flows of the underlying operations to assess recoverability of the assets. Measurement of the amount of the impairment, if any, may be based on independent appraisals, established market values of comparable assets or estimates of future cash flows expected. The estimates of these future cash flows are based on assumptions and projections believed by management to be reasonable and supportable. They require management’s subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions may vary by type of long-lived asset. As of December 31, 2007, none of our long-lived assets were impaired.

For property and equipment, major renovations or improvements are capitalized. Ordinary maintenance and repairs are expensed as incurred.

Goodwill and Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of healthcare provider stocks, including the valuation of our common stock or (iii) any failure to meet the performance projections included in our forecasts of future operating results.

Goodwill as of December 31, 2007

As of December 31, 2007, the carrying value of goodwill and intangible assets was approximately $483.8 million. Our goodwill and intangible assets result primarily from the excess of the purchase price paid in the Transactions over the fair value of the net identifiable assets purchased. In connection with the Transactions and subsequent acquisitions, we recorded goodwill of approximately $449.7 million and recorded other intangible assets, net of accumulated amortization, of approximately $34.1 million.

The goodwill that resulted from the Transactions was allocated to the long-term care services operating segment and the ancillary services operating segment based on the relative fair value of the assets on the date of the Transactions. Within the ancillary services operating segment, all of the goodwill was allocated to the rehabilitation therapy reporting unit and no goodwill was allocated to the hospice care reporting unit due to the start-up nature of the business and cumulative net losses before depreciation, amortization, interest expense (net) and provision for (benefit from) income taxes attributable to that segment. In addition, no synergies were expected to arise as a result of the Transactions which might provide a different basis for allocation of goodwill to reporting units.

Goodwill Impairment Testing

We test goodwill for impairment annually on October 1, or sooner if events or changes in circumstances indicate that the carrying amount of its reporting units, including goodwill, may exceed their fair values. As a result of our testing, we did not record any impairment charges in 2007, 2006 or 2005. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges. We test goodwill at the reporting unit level.

Determination of Reporting Units

We consider the following three businesses to be reporting units for the purpose of testing our goodwill for impairment under In accordance with SFAS No. 142, Goodwill and other Intangible Asset:

•	Long-term care services, which includes our operation of skilled nursing and assisted living facilities and is the most significant portion of our business,

•	Rehabilitation therapy, which provides physical, occupational and speech therapy in our facilities and unaffiliated facilities, and

•	Hospice care, which was established in 2004 and provides hospice care in California, Texas and New Mexico.

Income Taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition rules. As a result of the adoption of FIN 48, we recorded a $1.5 million increase in goodwill and taxes payable as of January 1, 2007. As of December 31, 2007, the total amount of unrecognized tax benefit was $11.1 million. If reversed in 2008, the corresponding decrease in the unrecognized tax benefit would result in a reduction to the balance of goodwill recorded in connection with the Transactions. SFAS No. 141 (revised), Business Combinations, or SFAS No. 141R, will prospectively change the impact of any reversal of these unrecognized tax benefits to an increase in the income tax provision (benefit) beginning in January 2009. See “Recent Accounting Standards” for further discussion of SFAS No. 141R.

We recognize interest and penalties related to uncertain tax positions in the provision (benefit) for income taxes line item of the consolidated statements of operations. As of January 1, 2007, we had accrued approximately $2.7 million in interest and penalties, net of approximately $0.6 million of tax benefit, related to unrecognized tax benefits. As of December 31, 2007, we had accrued approximately $3.5 million in interest and penalties, net of approximately $1.1 million of tax benefit. A substantial portion of the accrued interest and penalties relate to periods prior to the completion of the Transactions. If reversed in 2008, approximately $2.1 million of the reversal of interest and penalties would result in a reduction to goodwill. Subsequent to 2008, any reversal will be recognized in the provision (benefit) for income taxes under SFAS No. 141R.

Our tax years 2003 and forward are subject to examination by the Internal Revenue Service and from 2002 forward by our material state jurisdictions. During the first quarter of 2007, we agreed to an adjustment related to depreciation claimed on our 2003 federal tax return and paid an assessment. With normal closures of the statute of limitations and the agreed upon settlement for depreciation, we anticipate that there is a reasonable possibility that the amount of unrecognized tax benefits will decrease by $6.8 million within the next 12 months.

We use the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109. We determine deferred tax assets and liabilities at the balance sheet date based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income.

Our temporary differences are primarily attributable to purchase accounting, accrued professional and general liability expenses, fixed assets, our provision for doubtful accounts and accrued compensatory benefits.

We assess the likelihood that our deferred tax assets will be recovered from future taxable income and available carryback potential and unless we believe that recovery is more likely than not, we establish a valuation allowance to reduce the deferred tax assets to the amounts expected to be realized. We make our judgments regarding deferred tax assets and the associated valuation allowance, based on among other things, expected future reversals of taxable temporary differences, available carryback potential, tax planning strategies and forecasts of future income. We periodically review for the requirement of a valuation allowance as necessary.

At December 31, 2004, we maintained a valuation allowance of $26.5 million against our deferred net tax assets that had previously been established as a result of uncertainty regarding whether our deferred tax assets would be realized. In 2005, due to our operating profitability, the gain on the sale of our two California-based institutional pharmacies, available carryback potential and identified tax strategies, we determined that it was more likely than not that we would be able to realize substantially all of our net deferred tax assets. Therefore, during 2005 we offset our income tax expense with a reduction in our valuation allowance of $25.2 million. At December 31, 2007, we retained a valuation allowance for certain state credit carryforwards of $1.3 million.

Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. While we believe that our tax return positions are supportable, there are certain positions that may not be sustained upon review by tax authorities. At December 31, 2007, 2006 and 2005, we have provided for $14.1 million, $11.7 million and $6.5 million, respectively, of accruals for uncertain tax positions. Prior to the adoption of FIN 48 as of January 1, 2007, the accrual for uncertain tax positions was recorded as a component of taxes payable. As prescribed by FIN 48, only the amounts reasonably expected to be paid within 12 months are recorded in taxes payable, while remaining amounts after 12 months are recorded in other non-current taxes payable. While we believe that adequate accruals have been made for such positions, the final resolution of those matters may be materially different than the amounts provided for in our historical income tax provisions and accruals.

Share-Based Payments

Effective January 1, 2006, we adopted SFAS No. 123 (revised), Accounting for Stock-Based Compensation, or SFAS No. 123R, which requires all share-based payments, including stock option grants and restricted stock awards, to be recognized in our financial statements based upon their respective grant date fair values. Under this standard, the fair value of each employee stock option is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options. The Black-Scholes model meets the requirements of SFAS No. 123R but the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimated the expected volatility by examining the historical and implied volatilities of comparable publicly-traded companies due to our limited trading history and because we do not have any publicly-traded options.

We estimated the expected life of the stock options as the average of the contractual term and the weighted average vesting term of the options. The risk-free interest rate assumption is based on the implied U.S. treasury rate for the expected life of the stock option. The dividend yield assumption is based on our history and expectation of no dividend payouts. The fair value of our restricted stock awards is based on the closing market price of our Class A common stock on the date of grant. Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

We adopted SFAS No. 123R using the modified prospective application method. Under the modified prospective application method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and awards that are outstanding on the adoption effective date that are subsequently modified or cancelled. We did not have stock options outstanding subsequent to December 27, 2005 through May 18, 2007, the date of our initial public offering. As we had no options outstanding during this period, the initial implementation of SFAS No. 123R had no impact on our financial statements.

As of December 31, 2007, there was approximately $0.9 million of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of 1.5 years. As of December 31, 2007, the total compensation costs related to unvested stock option grants not yet recognized was $0.7 million.

Accounting for Conditional Asset Retirement Obligations

We adopted FIN 47, Accounting for Conditional Asset Retirement Obligations, or FIN 47, effective December 31, 2005. Upon adoption of FIN 47, we recorded a liability of $5.0 million, substantially all of which related to estimated costs to remove asbestos that is contained within our facilities. Of this $5.0 million liability, $1.6 million was recorded as a cumulative effect of a change in accounting principle, net of tax benefit.

We have determined that a conditional asset retirement obligation exists for asbestos remediation. Though not a current health hazard in our facilities, upon renovation we may be required to take the appropriate remediation procedures in compliance with state law to remove the asbestos. The removal of asbestos-containing materials includes primarily floor and ceiling tiles from our pre-1980 constructed facilities. We determined the fair value of the conditional asset retirement obligation as the present value of the estimated future cost of remediation based on an estimated expected date of remediation. This computation is based on a number of assumptions which may change in the future based on the availability of new information, technology changes, changes in costs of remediation, and other factors.

The determination of the asset retirement obligation is based upon a number of assumptions that incorporate our knowledge of the facilities, the asset life of the floor and ceiling tiles, the estimated time frames for periodic renovations which would involve floor and ceiling tiles, the current cost for remediation of asbestos and the current technology at hand to accomplish the remediation work. These assumptions to determine the asset retirement obligation may be imprecise or be subject to changes in the future. Any change in the assumptions can impact the value of the determined liability and impact our future earnings. If we were to experience a 10% increase in our estimated future cost of remediation, our recorded liability of $5.3 million would increase by $0.5 million.

Operating Leases

We account for operating leases in accordance with SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increase. Accordingly, rent expense under our facilities’ and administrative offices’ operating leases is recognized on a straight-line basis over the original term of each facility’s and administrative office’s leases, inclusive of predetermined minimum rent escalations or modifications and including any lease renewal options.

Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies and guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that SFAS No. 157 may have on our future consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

We are currently evaluating the impact, if any, that SFAS No. 159 may have on our future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, or SFAS No. 160, which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in a company’s consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of operations; (c) consistently account for changes in a parent’s ownership interest while the parent retains its controlling financial interest in a subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. We are currently evaluating the impact, if any, that SFAS No. 160 may have on our future consolidated financial statements.

Results of Operations

The following table sets forth details of our revenue and earnings as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2007	2006	2005

Revenue	100%	100%	100%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	74.6	74.3	75.0
Rent cost of revenue	2.0	1.8	2.1
General and administrative	7.6	7.5	9.5
Depreciation and amortization	2.8	2.6	2.2

	87.0	86.2	88.8

Other income (expenses):
Interest expense	(7.0)	(8.8)	(6.0)
Interest income	0.2	0.2	0.2
Equity in earnings of joint venture	0.3	0.4	0.4
Change in fair value of interest rate hedge	—	—	—
Premium on redemption of bond and write-off of deferred financing costs	(1.8)	—	(3.6)
Forgiveness of stockholder loan	—	—	(0.5)
Reorganization expenses	—	—	(0.2)
Gain on sale of assets	—	—	0.2

Total other income (expenses), net	(8.3)	(8.2)	(9.5)

Income before provision for (benefit from) income taxes, discontinued operations and the cumulative effect of a change in accounting principle	4.7	5.6	1.7
Provision for (benefit from) income tax	2.0	2.3	(2.8)

Income before discontinued operations and the cumulative effect of a change in accounting principle	2.7	3.3	4.5
Income from discontinued operations, net of tax	—	—	3.2
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.4)

Net income	2.7%	3.3%	7.3%

EBITDA margin(1)	14.2%	16.7%	12.4%
Adjusted EBITDA margin(1)	16.1%	16.7%	16.8%

(1)	See footnote 1 to Item 6 of this report, “Selected Financial Data” for a calculation of EBITDA and Adjusted EBITDA and for a description of our uses of, and the limitations associated with the use of, EBITDA and Adjusted EBITDA.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue.  Revenue increased $102.9 million, or 19.4%, to $634.6 million in 2007 from $531.7 million in 2006.

Revenue in our long-term care services segment increased $85.2 million, or 18.1%, to $555.0 million in 2007 from $469.8 million in 2006. The increase in long-term care services segment revenue, prior to intercompany eliminations of $1.5 million, resulted from an $83.3 million, or a 18.4%, increase in our skilled nursing facilities revenue and a $1.9 million, or 12.0%, increase in our assisted living facilities revenue. Of the increase in skilled nursing facilities revenue, $28.3 million resulted from increased reimbursement rates from Medicare, Medicaid, managed care and private pay sources, as well as a higher patient acuity mix and $56.5 million of the increase in skilled nursing facilities revenue resulted from increased occupancy. Our acquisition of three skilled nursing facilities in Missouri in the beginning of the second quarter 2007 and our acquisition of ten skilled nursing facilities in New Mexico in the third quarter 2007 contributed $39.0 million to the increased occupancy. Our average daily Medicare rate increased 7.8% to $495 in 2007 from $459 in 2006 as a result of market basket increases provided under the Medicare program, as well as a shift to high-acuity Medicare patients. Our average daily Medicaid rate increased 5.6% to $131 in 2007 from $124 per day in 2006, primarily due to increased Medicaid rates in California and Missouri. Our managed care and private and other rates increased by approximately 1.7% and 4.9%, respectively, in 2007 compared to 2006. Our skilled mix increased to 24.1% in 2007 from 23.5% in 2006 as we continued marketing our capabilities to referral sources to attract high-acuity patients to our facilities and made capital expenditures to expand our Express Recovery Unit services. Our average daily number of patients increased by 694, or 11.2%, to 6,915 in 2007 from 6,221 in 2006, primarily due to our acquisition of three facilities in Missouri in April 2007 and ten in New Mexico in September 2007 that contributed 581 average daily patients.

Revenue in our ancillary services segment increased $17.6 million, or 28.7%, to $79.0 million in 2007 compared to $61.4 million in 2006. The increase in our ancillary services segment revenue resulted from a $12.3 million, or 21.7%, increase in rehabilitation therapy services revenue and a $5.3 million or a 112.2% increase in our hospice business revenue. Of the $12.3 million increase in rehabilitation therapy services revenue, $4.8 million resulted from an increase in the number of rehabilitation therapy contracts with third-party facilities and $7.5 million resulted from increased services under existing third-party contracts. Increased services under existing third-party contracts, primarily resulted from increases in volume at the facilities and from the timing of contract execution during the periods, with most contracts entered into during 2006 being in effect for all of 2007.

Cost of Services Expenses.  Our cost of services expenses increased $78.6 million, or 19.9%, to $473.5 million, or 74.6% of revenue, in 2007 from $394.9 million, or 74.3% of revenue, in 2006.

Cost of services expenses for our long-term care services segment increased $66.0 million, or 18.3%, to $426.8 million, or 76.9% of long-term care services segment revenue, in 2007 from $360.8 million, or 76.8% of long-term care services segment revenue, in 2006.

The increase in long-term care services segment cost of services expenses resulted from a $65.1 million, or 18.6%, increase in cost of services expenses at our skilled nursing facilities and a $0.9 million, or 9.2%, increase in cost of services expenses at our assisted living facilities.

Of the increase in cost of services expenses at our skilled nursing facilities, $22.7 million resulted from operating costs per patient day increasing $11, or 7.1%, to $165 per day in 2007 from $154 per day in 2006, and $42.4 million resulted from increased occupancy. The $22.7 million increase in operating costs resulted from a $12.3 million increase in labor costs as a result of a 5.9% increase in average hourly rates and increased staffing, primarily in the nursing area, to respond to the increased mix of high-acuity patients, a $5.9 million increase in ancillary expenses, such as pharmacy and therapy costs, due to an increase in the mix of higher acuity patients, a $1.7 million increase due to higher liability costs in California, and a $2.8 million increase in other expenses, such as supplies, food, taxes and licenses, insurance and utilities, due to increased purchasing.

Cost of services expenses in our ancillary services segment increased $23.5 million, or 27.5%, in 2007, to $108.6 million from $85.1 million in 2006. Cost of service expenses were 77.9% as a percent of 2007 total ancillary revenue of $139.4 million, prior to intercompany eliminations of $60.4 million, as compared to 75.5% of total 2006 ancillary revenue of $112.8 million, prior to intercompany eliminations of $51.4 million.. The increase in our ancillary services segment cost of services expenses resulted from a $19.8 million, or 24.5%, increase in operating expenses related to our rehabilitation therapy services to $100.4 million from $80.6 million in 2006, and a $3.7 million, or a 81.4%, increase in operating expenses related to our hospice business. Prior to intercompany eliminations, cost of service expenses related to our rehabilitation therapy services were 77.6% of total rehabilitation therapy revenue of $129.4 million in 2007, as compared to 74.6% of total rehabilitation therapy revenue of $108.1 million in 2006. The increased operating expenses related to our rehabilitation therapy business were incurred to support the increased rehabilitation therapy services revenue resulting from the increased activity under rehabilitation therapy contracts discussed above. The increase in operating expense as a percent of revenue is primarily due to increased contract labor expense, which is incurred mostly at new facilities that we service for third parties until we can hire therapists. The operating expenses related to our hospice business resulted from the increase in hospice revenue of 112.2%.

Rent cost of revenue.  Rent cost of revenue increased by $2.9 million, or 28.2% to $12.9 million, or 2.0% of revenue, in 2007 from $10.0 million, or 1.8% of revenue, in 2006. This increase primarily resulted from our September 2007 acquisition of ten healthcare facilities in New Mexico, eight of which are leased.

General and Administrative Services Expenses.  Our general and administrative services expenses increased $8.0 million, or 20.2%, to $47.9 million, or 7.6% of revenue, in 2007 from $39.9 million, or 7.5% of revenue, in 2006. The increase in our general and administrative expenses resulted primarily from increased compensation and benefits of $4.9 million primarily due to increases in wages and salaries, and for increased personnel related to additional facilities, an increase in bonuses, and stock-based compensation. Professional fees also increased $1.7 million due to increased accounting, audit, Sarbanes-Oxley 404 compliance, legal and insurance costs. All other expenses increased $1.4 million.

Depreciation and Amortization.  Depreciation and amortization increased by $3.8 million, or 27.3%, to $17.7 million in 2007 from $13.9 million in 2006. This increase primarily resulted from increased depreciation and amortization related to our Missouri and New Mexico acquisitions discussed above, as well as new assets, including the Express Recovery Units, placed in service since December 31, 2006.

Interest Expense.  Interest expense decreased by $2.2 million, or 4.7%, to $44.1 million in 2007 from $46.3 million in 2006. The decrease in our interest expense was primarily due to a decrease of $9.1 million in average debt for 2007 to $461.1 million from $470.2 million in 2006 and a decrease in the average interest rate on our debt to 8.8% for 2007 from 9.1% for 2006. Debt decreased primarily as a result of the use of proceeds from our initial public offering to redeem $70.0 million of our 11.0% senior subordinated notes, offset by borrowings made to fund acquisitions. We also incurred $0.6 million of penalty interest on our 11.0% senior subordinated notes in 2007 as a result of the notes not being publicly registered until May 2007.

Interest Income.  Interest income increased by $0.4 million, or 33.6%, to $1.6 million in 2007 from $1.2 million in 2006. The increase was primarily due to an increase in average notes receivable balances related to the conversion of trade receivables to $7.9 million in 2007 from $4.8 million in 2006.

Premium on Redemption of Debt and Write-off of Related Deferred Financing Costs.  In June 2007, we redeemed $70.0 million of our 11.0% senior subordinated notes before their scheduled maturities and incurred a premium on the redemption as well as a write-off of deferred financing fees of $11.6 million. These notes had an interest rate of 11.0% and a maturity date of 2014. We recorded a redemption premium of $7.7 million, as well as write-offs of $3.6 million of unamortized debt costs and $0.3 million of original issue discount associated with this redemption of debt.

Provision for Income Taxes.  Provision for income taxes in 2007 was $13.0 million, or 43.0% of income before income tax, an increase of $0.8 million from provision for income taxes of $12.2 million, or 41.3% of income before income tax, in 2006. The increase in the effective tax rate in 2007 over 2006 was due primarily to the additional $0.5 million tax expense recorded under the provisions of FIN 48, which we adopted as of its January 1, 2007 effective date, as well as an additional $0.3 million of tax expense in due to an increase in state tax in Texas.

EBITDA.  EBITDA increased by $1.8 million, or 2.0%, to $90.3 million in 2007 from $88.5 million in 2006. The $1.8 million increase was primarily related to the $102.9 million increase in revenue discussed above, offset by the $78.6 million increase in cost of services expenses discussed above, the $2.9 million increase in rent cost of revenue discussed above, the $8.0 million increase in general and administrative services expenses discussed above, and the $11.6 million charges related to the premium on early retirement of debt and write-off of deferred financing costs of extinguished debt discussed above.

EBITDA for our long-term care services segment increased by $14.5 million, or 19.2%, to $89.7 million in 2007 from $75.2 million in 2006. The $14.5 million increase was primarily related to the $86.7 million increase in our long-term care segment revenue, prior to intercompany eliminations of $1.5 million, offset by the $66.0 million increase in cost of services in our long-term care services segment expenses discussed above, and a $6.2 million increase in rent cost of revenue, primarily due to the addition of facilities.

EBITDA for our ancillary services segment increased by $1.5 million, or 7.8%, to $20.3 million in 2007 from $18.8 million in 2006. The $1.5 million increase was primarily related to the $17.6 million increase in our ancillary services segment revenue discussed above, as well as a $9.0 million increase in intercompany revenue, primarily related to an increase in the volume of rehabilitation therapy services provided to our skilled nursing facilities, and a $0.8 million decrease in rent cost of revenue, offset by a $2.3 million increase in administration and a $23.5 million increase in cost of services in our ancillary services segment expenses discussed above.

Net Income.  Net income decreased by $0.2 million, or 1.1%, to $17.1 million in 2007 from $17.3 million in 2006. The $0.2 million decrease was related to the $1.8 million increase in EBITDA discussed above, the $2.2 million decrease in interest expense discussed above, and the $0.4 million increase in interest income discussed above, offset by the increase in income tax expense of $0.8 million discussed above and the increase in depreciation and amortization of $3.8 million discussed above.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue.  Revenue increased $68.9 million, or 14.9%, to $531.7 million in 2006 from $462.8 million in 2005.

Revenue in our long-term care services segment increased $51.8 million, or 12.4%, to $469.8 million in 2006 from $418.0 million in 2005. The increase in long-term care services segment revenue resulted from a $52.3 million, or a 13.0%, increase in our skilled nursing facilities revenue, partially offset by a $0.5 million, or 3.8%, decrease in our assisted living facilities revenue. Of the increase in skilled nursing facilities revenue, $36.9 million resulted from increased reimbursement rates from Medicare, Medicaid, managed care and private pay sources, as well as a higher patient acuity mix and $21.2 million of the increase in skilled nursing facilities revenue resulted from increased occupancy. Such increase in revenue was offset by a non-recurring revenue adjustment in 2005 of $5.8 million, representing retroactive cost of living adjustments under California State Assembly Bill 1629, implemented in August 2005, which related to services we provided in 2004 and 2005. This retroactive cost of living adjustment did not recur in 2006 and we do not expect that it will recur in future periods. Our average daily Medicare rate increased 5.8% to $459 in 2006 from $434 in 2005 as a result of market basket increases provided under the Medicare program, as well as a shift to high-acuity Medicare patients. Our average daily Medicaid rate increased 6.0% to $124 in 2006 from $117 per day in 2005, primarily due to increased Medicaid rates in California and Texas. Our managed care and private and other rates increased by approximately 1.5% and 7.5%, respectively, in 2006 compared to 2005. Our skilled mix increased to 23.5% in 2006 from 22.4% in 2005 as we continued marketing our capabilities to referral sources to attract high-acuity patients to our facilities and recent regulatory changes limited the type of patient that can be admitted to certain higher-cost post-acute care facilities. Our average daily number of patients increased by 316, or 5.4%, to 6,221 in 2006 from 5,905 in 2005, primarily due to our acquisition of three facilities in Missouri and one healthcare facility in Nevada in the first quarter of 2006 that contributed 334 average daily patients, partially offset by a decline in occupancy levels, primarily in Medicaid.

Revenue in our ancillary services segment increased $16.9 million, or 37.9%, to $61.4 million in 2006 compared to $44.5 million in 2005. The increase in our ancillary services segment revenue resulted from a $14.0 million, or 32.8%, increase in rehabilitation therapy services revenue and a $2.9 million, or a 154.1%, increase in our hospice business revenue. Of the $14.0 million increase in rehabilitation therapy services revenue, $12.5 million resulted from an increase in the number of rehabilitation therapy contracts with third-party facilities and $1.5 million resulted from increased services under existing third-party contracts. Increased services under existing third-party contracts, primarily resulted from increases in volume at the facilities and, to a lesser extent, from the timing of contract execution during the periods, with most contracts entered into during 2005 being in effect for all of 2006.

Cost of Services Expenses.  Our cost of services expenses increased $47.7 million, or 13.7% to $394.9 million, or 74.3% of revenue, in 2006 from $347.2 million, or 75.0% of revenue, in 2005.

Cost of services expenses for our long-term care services segment increased $36.1 million, or 11.1%, to $360.8 million, or 76.8% of long-term care services segment revenue, in 2006 from $324.7 million, or 77.7% of long-term care services segment revenue, in 2005.

The increase in cost of services expenses for our long-term care services segment operating expense resulted from a $36.9 million, or 11.8%, increase in cost of services expenses at our skilled nursing facilities offset by a $0.8 million, or 7.0%, decrease in cost of services expenses at our assisted living facilities.

Of the increase in cost of services expenses at our skilled nursing facilities, $20.1 million resulted from operating costs per patient day increasing $8, or 5.5%, to $154 per day in 2006 from $146 per day in 2005, and $16.8 million resulted from increased occupancy. The $20.1 million increase in operating costs as a result of increased operating costs per patient day primarily resulted from a $11.1 million increase in labor costs as a result of a 5.5% increase in average hourly rates and increased staffing, primarily in the nursing area, to respond to the increased mix of high-acuity patients, a $5.4 million increase in ancillary expenses, such as pharmacy and therapy costs, due to an increase in the mix of higher acuity patients, a $0.6 million increase due to implementation in August 2005 of a provider tax on skilled nursing facilities in California as a result of State Assembly Bill 1629, and a $5.2 million increase in other expenses, such as supplies, food, taxes and licenses, insurance and utilities, due to increased purchasing costs. Offsetting these increases was a decrease in insurance expenses of $2.2 million.

The average daily number of patients increased 316 to 6,221 in 2006 from 5,905 in 2005. This increase was primarily due to our acquisition of three facilities in Missouri in March 2006 and one healthcare facility in Nevada in June 2006 that contributed 334 average daily patients, partially offset by a decline in occupancy levels at our other existing facilities, primarily in Medicaid patients.

Cost of services expenses in our ancillary services segment increased $19.2 million, or 29.0%, in 2006, to $85.1 million from $66.0 million in 2005. Cost of service expenses were 75.5% of 2006 total ancillary revenue of $112.8 million, prior to intercompany eliminations of $51.4 million, as compared to 75.2% of total 2005 ancillary revenue of $87.7 million, prior to intercompany eliminations of $43.2 million. The increase in our ancillary services segment operating expenses resulted from a $16.7 million, or 26.0%, increase in operating expenses related to our rehabilitation therapy services to $80.6 million from $63.9 million in 2005, and a $2.5 million, or a 125.1%, increase in operating expenses related to our hospice business. Prior to intercompany eliminations, cost of service expenses related to our rehabilitation therapy services were 74.6% of total rehabilitation therapy revenue of $108.1 million in 2006, as compared to 74.5% of total rehabilitation revenue of $85.8 million in 2005. The increased operating expenses related to our rehabilitation therapy business were incurred to support the increased rehabilitation therapy services revenue resulting from the increased activity under rehabilitation therapy contracts discussed above. The operating expenses related in our hospice business resulted from the increase in hospice revenue of 154.1%.

Rent cost of revenue.  Rent cost of revenue increased by $0.2 million, or 2.2% to $10.0 million in 2006 from $9.8 million in 2005.

General and Administrative Services Expenses.  Our general and administrative services expenses decreased $3.9 million, or 8.9%, to $39.9 million, or 7.5% of revenue, in 2006 from $43.8 million, or 9.5% of revenue in 2005. Of the $3.9 million decrease, $13.8 million was related to bonus and non-cash stock-based compensation expense recognized in 2005 upon completion of the Transactions, of which $9.0 million was a charge for the value of restricted stock that became determinable upon completion of the Transactions and $4.8 million was due to bonuses in connection with the achievement of pre-established terms that were satisfied by the successful conclusion of the Transactions. In addition, non-cash stock-based compensation expense unrelated to the Transactions decreased $0.5 million to $0.3 million in 2006 from $0.8 million in 2005. Offsetting these decreases were $4.4 million in increased compensation and benefits as we added administrative service personnel, $4.0 million in increased professional fees, primarily in the areas of accounting and audit services and legal fees incurred in preparation for becoming a public reporting company, and $2.0 million in other increased expenses.

Depreciation and Amortization.  Depreciation and amortization increased by $3.9 million, or 39.1%, to $13.9 million in 2006 from $10.0 million in 2005. This increase primarily resulted from amortization of intangible assets that was recorded as part of the Transactions.

Interest Expense.  Interest expense increased by $18.7 million, or 67.5%, to $46.3 million in 2006 from $27.6 million in 2005. This increase resulted from an increased debt balance incurred during 2005 and in December 2005 in connection with the Transactions. The net proceeds of the increase in debt was used primarily to fund a

$108.6 million dividend paid to our stockholders, redeem our then outstanding class A preferred stock in June 2005 for $15.7 million, pay a portion of the purchase price in connection with the Transactions, and pre-fund our acquisition of three facilities in Missouri in March 2006.

Interest income.  Interest income increased by $0.3 million, or 25.2%, to $1.2 million in 2006 from $0.9 million in 2005 as the result of fluctuations in interest-earning assets.

Write-off of deferred financing costs.  Write-off of deferred financing costs was $16.6 million in 2005. There was no corresponding amount in 2006. The write-off of the deferred financing costs in 2005 resulted from the write-off of capitalized deferred financing cots associated with the refinancing in June 2005 of our then-existing first lien senior secured credit facility and second lien senior secured credit facility, as well as the write-off of capitalized deferred financing costs associated with the Transactions in December 2005.

Forgiveness of stockholder loan.  The $2.5 million forgiveness of stockholder loan expense in 2005 represents the principal amount of a note issued to us in March 1998 by William Scott, a member of our board of directors, that we forgave in connection with the completion of the Transactions.

Provision for (Benefit from) Income Taxes.  In 2006, we recognized tax expense of $12.2 million of which $11.5 million related to the tax provision on operating income and $0.7 million related to adjustments made to tax reserves. The benefit from income taxes from continuing operations was $13.0 million in 2005, due primarily to the approximately $25.2 million reversal of significantly all of the remaining valuation allowance previously provided, partially offset by the effect of non-deductible stock-based compensation associated with restricted stock and prior year reorganization expenses of approximately $12.2 million.

Discontinued operations, net of tax.  Discontinued operations, net of tax, were $14.7 million in 2005. There were no comparable amounts in 2006. In March 2005, we sold our California based institutional pharmacy business to Kindred Pharmacy Services and the results of operations for these assets have accordingly been classified as discontinued operations. The gain on the sale of the pharmacy business is included in 2005.

EBITDA.  EBITDA increased by $30.9 million, or 53.8%, to $88.5 million in 2006 from $57.6 million in 2005. The $30.9 million increase was primarily related to the $68.9 million increase in revenues discussed above, offset by the $47.7 million increase in cost of services expenses discussed above, the $0.2 million increase in rent cost of revenue discussed above, net of a $3.9 million decrease in general and administrative services expenses discussed above, and $6.0 million in net decreases in expense related to other items. The $6.0 million in net decreases in expense related to other items was primarily related to a $16.6 million write-off of deferred financing costs in 2005 and a $2.5 million forgiveness of a stockholder loan in 2005, offset by $14.7 million in discontinued operations, net of tax, in 2005. Each of these items had no corresponding amounts in 2006.

EBITDA for our long-term care services segment increased by $10.9 million, or 16.9%, to $75.2 million in 2006 from $64.3 million in 2005. The $10.9 million increase was primarily related to the $51.8 million increase in revenues in our long-term care services segment discussed above, offset by the $36.1 million increase in cost of services in our long-term care services segment expenses discussed above, a $3.9 million gain on sale of assets in 2005 which did not reoccur in 2006 and an increase in rent cost of revenue of $0.9 million.

EBITDA for our ancillary services segment increased by $4.0 million, or 27.2%, to $18.8 million in 2006 from $14.8 million in 2005. The $4.0 million increase was primarily related to the $16.9 million increase in revenues in our ancillary services segment revenue discussed above, as well as a $8.2 million increase in intercompany revenues, primarily related to an increase in the volume of rehabilitation therapy services provided to our skilled nursing facilities, offset by the $19.1 million increase in cost of services expenses discussed above, a $1.8 million increase in general and administrative services expenses and an increase in rent cost of revenue of $0.2 million.

Net Income.  Net income decreased by $16.6 million, or 48.9%, to $17.3 million in 2006 from $33.9 million in 2005. The $16.6 million decrease was related to the $30.9 million increase in EBITDA discussed above, offset by the $18.4 million increase in interest expense, net of interest income discussed above, the increase in income tax expense of $25.2 million discussed above and the increase in depreciation and amortization of $3.9 million discussed above. The most material factors that contributed to the decline in net income were the increases in income tax and interest expense, net of interest income.

Quarterly Data

The following is a summary of our unaudited quarterly results from operations for each of the years ended December 31, 2007 and 2006.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007	2006	2006	2006	2006
			Successor	Successor	Successor	Successor	Successor	Successor
	Successor	Successor	(In thousands, except per share data)

Consolidated Statement of Operations Data
Revenue	$177,393	$161,468	$151,091	$144,655	$139,904	$135,396	$131,171	$125,186
Expenses:
Cost of sales (exclusive of rent cost of revenue and depreciation and amortization shown below)	131,932	120,826	113,494	107,213	102,500	101,695	98,430	92,311
Rent cost of revenue	4,398	3,235	2,527	2,694	2,570	2,704	2,302	2,451
General and administrative	14,008	12,008	10,403	11,497	10,916	10,092	9,298	9,566
Depreciation and amortization	5,067	4,420	4,239	3,961	3,458	3,192	3,573	3,674

	155,405	140,489	130,663	125,365	119,444	117,683	113,603	108,002
Other income (expenses):
Interest expense	(10,178)	(9,914)	(11,926)	(12,092)	(11,754)	(11,693)	(11,612)	(11,227)
Premium on redemption of debt and write-off of related deferred financing costs	—	—	(11,648)	—	—	—	—	—
Interest income	289	384	587	327	306	254	242	386
Other	86	(159)	97	—	8	—	—	—
Change in fair value of interest rate hedge	(1)	(6)	—	(33)	(26)	(227)	77	(21)
Equity in earnings of joint venture	329	381	353	540	509	502	511	381

Total other income (expenses), net	(9,475)	(9,314)	(22,537)	(11,258)	(10,957)	(11,164)	(10,782)	(10,481)

Income (loss) before provision for (benefit from) income taxes, discontinued operations and cumulative effect of a change in accounting principle	12,513	11,665	(2,109)	8,032	9,503	6,549	6,786	6,703
Provision for (benefit from) income taxes	5,329	4,801	(556)	3,378	3,944	2,588	3,071	2,601

Net income (loss)	7,184	6,864	(1,553)	4,654	5,559	3,961	3,715	4,102
Accretion on preferred stock	—	—	(2,582)	(4,772)	(4,781)	(4,684)	(4,540)	(4,401)

Net (loss) income attributable to common stockholders	$7,184	$6,864	$(4,135)	$(118)	$778	$(723)	$(825)	$(299)

Net (loss) income per share data:
Net (loss) income per common share, basic	$0.20	$0.19	$(0.18)	$(0.01)	$0.07	$(0.06)	$(0.07)	$(0.03)

Net (loss) income per common share, diluted	$0.19	$0.19	$(0.18)	$(0.01)	$0.06	$(0.06)	$(0.07)	$(0.03)

Weighted average common shares outstanding, basic	36,249	36,236	23,437	11,959	11,653	11,636	11,634	11,618

Weighted average common shares outstanding, diluted	36,886	36,917	23,437	11,959	12,003	11,636	11,634	11,618

Liquidity and Capital Resources

The following table presents selected data from our consolidated statements of cash flows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Net cash provided by operating activities	$30,530	$34,415	$15,004
Net cash used in investing activities	(123,985)	(74,376)	(223,785)
Net cash provided by financing activities	95,646	5,644	241,253

Net increase (decrease) in cash and equivalents	2,191	(34,317)	32,472
Cash and equivalents at beginning of period	2,821	37,138	4,666

Cash and equivalents at end of period	$5,012	$2,821	$37,138

Years Ended December 31, 2007 and 2006

Net cash provided by operations in 2007 was $30.5 million compared to $34.4 million in 2006, a decrease of $3.9 million. The decrease in net cash provided by operations resulted from a $26.7 million decrease in cash provided by the change in operating assets and liabilities to a $25.9 million use of cash in 2007 from a $0.8 million provision of cash in 2006, partially offset by a $22.8 million increase in income before non-cash items to $56.4 million in 2007 from $33.6 million in 2006.

The increase in income before non-cash items primarily resulted from a charge of $11.6 million associated with the prepayment of $70.0 million principal amount of our 11.0% senior subordinated notes in June 2007, an increase of $6.7 million in deferred tax adjustments, as well as an increase in depreciation and amortization of $3.8 million, which was primarily due to skilled nursing facilities acquired in 2007 and 2006 and other assets placed in service during that time period.

The $26.7 million decrease in cash provided by the change in operating assets and liabilities consisted primarily of the following:

•	$15.8 million was due to a decrease in cash provided by the change in other current assets, primarily prepaids, to a $3.6 million use of cash in 2007 from a $12.3 million provision of cash in 2006, primarily in prepaids and income taxes receivable, due to the offset of a $9.4 million income tax receivable from 2005 against tax payments in 2006.

•	a $5.2 million decrease in cash provided by the change in insurance liability risks to a $3.7 million use of cash in 2007 from a $1.5 million provision of cash in 2006.

•	a $8.2 million decrease in cash provided by the change in accounts payable and accrued liabilities to a $5.8 million provision of cash in 2007 from a $14.0 provision of cash in 2006, primarily due to the release of tax amounts accrued related to the Transactions.

Investing activities used $124.0 million in 2007, as compared to $74.4 million in 2006. The primary use of funds in 2007 was $88.4 million used to acquire healthcare facilities, $29.4 million for capital expenditures and $6.3 million of tax funds distributed related to the Onex transaction. Of the $88.4 million used to acquire healthcare facilities, $30.6 million was used to purchase a total of three facilities in Missouri and $53.2 million was used to acquire ten facilities in New Mexico, eight of which are leased. Of the $29.4 million of capital expenditures, $17.1 million was used for construction and development, including $10.6 million associated with the development of our Express Recoverytm units.

Net cash provided by financing activities in 2007 was $95.6 million, as compared to $5.6 million in 2006. In 2007, net cash provided by financing activities reflected $116.8 million in net proceeds from our initial public offering, offset by net repayments of debt of $11.1 million, a redemption premium of $7.7 million and additions to deferred financing fees of $2.3 million.

Years Ended December 31, 2006 and 2005

Net cash provided by operations in 2006 was $34.4 million compared to $15.0 million in 2005, an increase of $19.4 million. The increase in net cash provided by operations resulted from a $19.1 million decrease in cash used by the change in operating assets and liabilities to a $0.8 million provision of cash in 2006 from a $18.3 million use of cash in 2005, and a $1.0 million decrease in reorganization costs that did not recur in 2006, offset in part by a $0.7 million decrease in income before non-cash items to $33.6 million in 2006 from $34.3 million in 2005.

The $19.1 million decrease in cash used by the change in operating assets and liabilities consisted primarily of the following:

•	$24.9 million was due to a decrease in cash used by the change in other current assets, primarily prepaids and income taxes receivable, to a $12.3 million provision of cash in 2006 from a $12.6 million use of cash in 2005 primarily due to the offset of a $9.4 million income tax receivable from 2005 against tax payments in 2006 as well lower prepaids in 2006 compared to 2005 primarily due to timing of payments.

•	a $3.6 million decrease in cash provided by the change in insurance liability risks to a $1.6 million provision of cash in 2006 from a $5.2 million provision of cash in 2005.

Investing activities used $74.4 million in 2006 compared to $223.8 million in 2005. The primary use of funds in 2006 was $43.0 million to purchase a total of four facilities in Missouri and the leasehold of one facility in Las Vegas, Nevada, as well as $22.3 million in capital expenditures, including $11.2 million of capital expenditures for developments, primarily associated with our Express Recoverytm units. The primary use of funds in 2005 was $253.4 million in cash distributed related to the Transactions and capital expenditures for property and equipment of $11.2 million, of which $2.5 million of capital expenditures were primarily associated with the development of our Express Recoverytm units. Partially offsetting these uses of funds in 2005 were $41.1 million in cash proceeds related to the sale of our California Pharmacy business, as well as an assisted living facility in California and a skilled nursing facility in Texas.

Net cash provided by financing activities in 2006 was $5.6 million compared to $241.3 million in 2005. In 2006, net cash provided by financing activities reflected our borrowing of $8.5 million under our revolving credit facility, partially offset by $2.9 million of required principal payments we made to reduce debt. Net cash provided by financing activities in 2005 totaled $241.3 million, consisting of $533.3 million in sources of cash and $292.0 million in uses of cash.

Sources of cash consisted of the following:

•	$211.3 million of equity investments made in us associated with the Transactions;

•	$123.1 million received from a refinancing of debt in July 2005;

•	$198.7 million received from the issuance of our 11% senior subordinated notes in December 2005;

•	$0.1 million received from the exercise of stock options and warrants; and

•	$0.1 million in proceeds received from the sale of an interest rate hedge.

Uses of cash consisted of the following:

•	$110.0 million to fully pay-off our second lien term loan;

•	$108.6 million to pay a special dividend to our stockholders;

•	$28.3 million incurred in deferred financing costs, purchase of an interest rate hedge and early termination fees associated with our new debt issuances;

•	$15.7 million to fully redeem our series A preferred stock in accordance with our new senior debt structure;

•	$15.0 million to reduce the outstanding balance under our revolver; and

•	$14.4 million in repayments on long-term debt and capital leases.

Cash flows from Discontinued Operations

Cash flows from discontinued operations are combined with cash flows from continuing operations within each cash flows statement category. In 2005 cash flows from discontinued operations in operating activities was approximately $0.4 million. There were no cash flows from discontinued operations in 2007 or 2006. Cash flows related to discontinued operations used in investing activities were for additions to property and equipment and were less than $0.1 million in 2005. There were no cash flows from financing activities related to discontinued operations in 2007, 2006 or 2005. Our future liquidity and capital resources are not expected to be materially affected by the absence of cash flows from discontinued operations because we expect these cash flows to be replaced by increased operating cash flows from our continuing operations.

Principal Debt Obligations

Historically, our primary sources of liquidity were cash flow generated by our operations and borrowings under our credit facilities, mezzanine loans, term loans and 11% senior subordinated notes. Following the Transactions, our primary sources of liquidity have been our cash on hand, our cash flow from operations and our first lien credit agreement, which is subject to our satisfaction of certain financial covenants therein. Following the Transactions, our primary liquidity requirements are for debt service on our first lien senior secured term loan and our 11% senior subordinated notes, capital expenditures and working capital.

We are significantly leveraged. As of December 31, 2007, we had outstanding $458.4 million in aggregate indebtedness, consisting of $129.3 million principal amount of 11% senior subordinated notes (net of unamortized original issue discount of $0.7 million), $321.5 million outstanding on our first lien credit agreement, which includes our term loan and our revolving loan. We also have capital leases and other debt of approximately $7.6 million and $4.8 million in outstanding letters of credit against our revolving loan (leaving approximately $27.2 million of additional borrowing capacity under our revolving loan). For 2007, 2006, and 2005, our interest expense, net of interest income, was $42.5 million, $45.1 million and $26.7 million, respectively. For 2007, we capitalized $0.4 million of interest expense related to new facilities that we are developing. No such amounts were capitalized in 2006 or 2005.

If our remaining ability borrow under our revolving loan is insufficient for our capital requirements, we will be required to seek additional sources of financing, including issuing equity, which may be dilutive to our current stockholders or incurring additional debt. Our ability to incur additional debt is subject to the restrictions in the indenture governing our 11% senior subordinated notes and our first lien credit agreement. We cannot assure you that the restrictions contained in these agreements will permit us to borrow the funds that we need to finance our operations, or that additional debt will be available to us on commercially reasonable terms or at all. If we are unable to obtain funds sufficient to finance our capital requirements, we may have to forego opportunities to expand our business, including the acquisition of additional facilities.

Term Loan and Revolving Loan

Our first lien credit agreement consists of a $260.0 million term loan and a $100.0 million revolving loan. As of December 31, 2007, the term loan has an outstanding balance of $253.5 million and the revolving loan has $68.0 million outstanding and $4.8 million has been drawn as a letter of credit, leaving approximately $27.2 million of additional borrowing capacity under the revolving loan. As of February 28, 2008, the availability under our revolving loan was $15.6 million. The term loan is due in full on June 15, 2012, less principal reductions of 1% per annum required on the term loan, payable on a quarterly basis, and the revolving loan is due in full on June 15, 2010. Amounts borrowed pursuant to the first lien credit agreement may be prepaid at any time without penalty except for LIBOR breakage costs. Amounts borrowed pursuant to the first lien credit agreement are secured by substantially all of our assets. Under our first lien credit agreement, subject to certain exceptions, we are required to apply all of the proceeds from any issuance of debt, half of the proceeds from any issuance of equity, half of our excess annual cash flow, as defined in our first lien credit agreement, and, subject to permitted reinvestments, all amounts received in connection with any sale of our assets and casualty insurance and condemnation or eminent domain proceedings, in each case to repay the outstanding amounts under the first lien credit agreement. As of December 31, 2007, the loans bore interest, at our election, either at the prime rate plus an initial margin of 1.25% on the term loan and

1.75% on the revolving loan, or the LIBOR plus an initial margin of 2.25% on the term loan and 2.75% on the revolving loan and have commitment fees on the unused portions of 0.375% to 0.5%. The interest rate margin on the term loan can be reduced by as much as 0.50% based on our credit rating. Furthermore, we have the right to increase our borrowings under the term loan and/or the revolving loan up to an aggregate amount of $125.0 million provided that we are in compliance with our first lien credit agreement, that the additional debt would not cause any covenant violations of our first lien credit agreement, and that existing or new lenders within our first lien credit agreement agree to increase their commitments.

Senior Subordinated Notes

Our 11% senior subordinated notes were issued in December 2005 in the aggregate principal amount of $200.0 million, with an interest rate of 11.0%. The 11% senior subordinated notes were issued at a discount of $1.3 million. Interest is payable semiannually in January and July of each year. The 11% senior subordinated notes mature on January 15, 2014. The 11% senior subordinated notes are unsecured senior subordinated obligations and rank junior to all of our existing and future senior indebtedness, including indebtedness under first lien credit agreement. The 11% senior subordinated notes are guaranteed on a senior subordinated basis by certain of our current and future subsidiaries.

Prior to January 15, 2009, we had the option to redeem up to 35.0% of the principal amount of the 11% senior subordinated notes with the proceeds of certain sales of our equity securities at 111.0% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that at least 65.0% of the aggregate principal amount of the 11% senior subordinated notes remained outstanding after the occurrence of each such redemption; and provided further that such redemption occured within 90 days after the consummation of any such sale of our equity securities. In June 2007, after completion of our initial public offering we redeemed $70.0 million of the 11.0% senior subordinated notes before their scheduled maturities. A redemption premium of $7.7 million was recorded, as well as write-offs of $3.6 million of unamortized debt costs and $0.4 of original issue discount associated with this redemption of debt.

In addition, prior to January 15, 2010, we may redeem the 11% senior subordinated notes in whole, at a redemption price equal to 100% of the principal amount plus a premium, plus any accrued and unpaid interest to the date of redemption. The premium is calculated as the greater of: 1.0% of the principal amount of the notes and the excess of the present value of all remaining interest and principal payments, calculated using the treasury rate, over the principal amount of the notes on the redemption date.

On and after January 15, 2010, we will be entitled to redeem all or a portion of the 11% senior subordinated notes upon not less than 30 nor more than 60 days notice, at redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date if redeemed during the 12-month period commencing on January 15, 2010, 2011 and 2012 and thereafter of 105.50%, 102.75% and 100.00%, respectively.

Capital Expenditures

In 2006, we acquired five facilities for an aggregate purchase price of $42.2 million. In 2007, we acquired 14 facilities, including one facility that we had previously leased, for an aggregate purchase price of $88.1 million. These transactions in 2006 and 2007 were financed primarily through borrowings under our revolving credit facility.

We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We expect to spend on average about $400 per annum per licensed bed for each of our skilled nursing facilities and $400 per unit at each of our assisted living facilities. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to between $1,600 and $1,900 per bed, or $16.2 million and $19.0 million in capital expenditures per annum on our existing facilities. In addition, we are continuing with the expansion of our Express Recoverytm units. We plan on further Express Recoverytm unit expansions into 2008, as we continue to selectively target additional markets to accommodate high-acuity patients. These units cost, on average, between $0.4 million and $0.6 million for each Express Recoverytm unit. We are in the process of developing an additional 22 Express Recoverytm units that will be completed in the next 12 months. We have maintained our relationship with Baylor Healthcare System, which offers us the ability to build on Baylor acute campuses. We currently have three Baylor facilities we are in the early stages of developing, including two 136-bed skilled nursing facilities in each of downtown Dallas and Fort Worth, and another pending site in a northern suburb of Dallas. As of December 31, 2007, we had outstanding purchase commitments of $11.9 million related to the development of our skilled nursing facility in Dallas. We also are developing two assisted living facilities in the Kansas City market, with approximately 41 units each, which are similar to the assisted living facility that we opened in Ottawa, Kansas in April 2007. We expect the majority of our facilities currently under development to be completed by late 2009 or early 2010. Finally, we may also invest in expansions of our existing facilities and the acquisition or development of new facilities. We currently anticipate that we will incur capital expenditures in 2008 of approximately $65.6 million, comprised of $34.6 million for developments, $19.0 million for routine capital expenditures and $12.0 million to build out additional Express Recoverytm units.

Liquidity

We use our first lien credit agreement and 11% senior subordinated notes to finance our operations. Based upon our current level of operations, we believe that cash generated from operations, cash on hand and borrowings available to us will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our new senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including our first lien credit agreement and our 11% senior subordinated notes, or make anticipated capital expenditures. Both our first lien credit agreement and the indenture governing our 11% senior subordinated notes contain covenants that restrict our ability to incur additional debt and, in the case of the 11% senior subordinated notes, issue preferred stock. For example, our first lien credit agreement contains covenants requiring minimum interest coverage ratios, maximum leverage ratios and maximum annual capital expenditures. These limitations may restrict our ability to make capital expenditures or service our existing debt, to the extent that cash generated from our operations is not sufficient for these purposes. Our revolving loan matures in 2010, our term loan under our first lien credit agreement matures in 2012 and our 11% senior subordinated notes mature in 2014. It is likely that some portion of, or the entire total of, the amounts owed under each indebtedness will need to be refinanced upon maturity. We believe that we were in compliance with our debt covenants as of December 31, 2007.

One element of our business strategy is to selectively pursue acquisitions and strategic alliances. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance, ability to service or refinance our 11% senior subordinated notes and ability to service and extend or refinance our senior secured credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Other Factors Affecting Liquidity and Capital Resources

Medical and Professional Malpractice and Workers’ Compensation Insurance.  In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. To protect ourselves from the cost of these claims, we maintain professional liability and general liability as well as workers’ compensation insurance in amounts and with deductibles that we believe to be sufficient for our operations. Historically, unfavorable pricing and availability trends emerged in the professional liability and workers’ compensation insurance market and the insurance market in general that caused the cost of these liability coverages to generally increase dramatically. Many insurance underwriters became more selective in the insurance limits and types of coverage they would provide as a result of rising settlement costs and the significant failures of some nationally known insurance underwriters. As a result, we experienced substantial changes in our professional insurance program beginning in 2001. Specifically, we were required to assume substantial self-insured retentions for our professional liability claims. A self-insured retention is a minimum amount of damages and expenses (including legal fees) that we must pay for each claim. We use actuarial methods to estimate the value of the losses that may occur within this self-insured retention level and we are required under our workers’ compensation insurance agreements to post a letter of credit or set aside cash in trust funds to securitize the estimated losses that we will assume. Because of the high retention levels, we cannot predict with absolute certainty the actual amount of the losses we will assume and pay.

We estimate our professional liability and general liability reserve on a quarterly basis and our workers’ compensation reserve on a semi-annual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry’s loss history. Based upon these analyses, at December 31, 2007, we had reserved $31.1 million for known or unknown or potential uninsured professional liability and general liability and $12.6 million for workers’ compensation claims. We have estimated that we may incur approximately $16.0 million for professional and general liability claims and $3.5 million for workers’ compensation claims for a total of $19.5 million to be payable within 12 months; however, there are no set payment schedules and we cannot assure you that the payment amount in 2008 will not be significantly larger. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future malpractice or workers’ compensation insurance will be available at a reasonable price or that we will not have to further increase our levels of self-insurance.

Inflation.  We derive a substantial portion of our revenue from the Medicare program. We also derive revenue from state Medicaid and similar reimbursement programs. Payments under these programs generally provide for reimbursement levels that are adjusted for inflation annually based upon the state’s fiscal year for the Medicaid programs and in each October for the Medicare program. However, we cannot assure you that these adjustments will continue in the future and, if received, will reflect the actual increase in our costs for providing healthcare services.

Labor and supply expenses make up a substantial portion of our operating expenses. Those expenses can be subject to increase in periods of rising inflation and when labor shortages occur in the marketplace. To date, we have generally been able to implement cost control measures or obtain increases in reimbursement sufficient to offset increases in these expenses. We cannot assure you that we will be successful in offsetting future cost increases.

Seasonality.  Our business experiences slight seasonality as a result of variation in average daily census levels, with historically the highest average daily census in the first quarter of the year and the lowest average daily census in the third quarter of the year. In addition, revenue has typically increased in the fourth quarter of a year on a sequential basis due to annual increases in Medicare and Medicaid rates that typically have been fully implemented during that quarter.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

The following table sets forth our contractual obligations, as of December 31, 2007 (in thousands):

		Less Than			More Than
	Total	1 Yr.	1-3 Yrs.	3-5 Yrs.	5 Yrs.

Senior subordinated notes	$216,396	$14,300	$28,600	$28,600	$144,896
First lien credit agreement	399,743	22,322	108,073	269,348	—
Capital lease obligations	3,840	1,656	2,184	—	—
Other long-term debt obligations	4,696	2,681	681	681	653
Purchase commitments	11,933	11,933	—	—	—
Operating lease obligations(1)	150,910	16,827	32,385	28,803	72,895

	$787,518	$69,719	$171,923	$327,432	$218,444

(1)	We lease some of our facilities under non-cancelable operating leases. The leases generally provide for our payment of property taxes, insurance and repairs, and have rent escalation clauses, principally based upon the Consumer Price Index or other fixed annual adjustments. The amounts shown reflect the future minimum rental payments under these leases.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates. We routinely monitor our risks associated with fluctuations in interest rates and consider the use of derivative financial instruments to hedge these exposures. We do not enter into derivative financial instruments for trading or speculative purposes nor do we enter into energy or commodity contracts.

Interest Rate Exposure — Interest Rate Risk Management

Our first lien credit agreement exposes us to variability in interest payments due to changes in interest rates. If our interest rates increase, interest expense increases. Conversely, if our interest rates decrease, interest expense also decreases. In November 2007, we entered into a $100.0 million interest rate swap agreement in order to manage fluctuations in cash flows resulting from interest rate risk. This interest rate swap changes a portion of our variable-rate cash flow exposure to fixed-rate cash flows. Additionally, we have entered into a three-year interest rate cap agreement expiring in August 2008 in the amount of $148.0 million. This provides us the right at any time during the contract period to exchange the 90-day LIBOR then in effect for a 6.0% cap on LIBOR. We continue to assess our exposure to interest rate risk on an ongoing basis.

At December 31, 2007, we had $321.5 million of debt subject to variable rates of interest. A change of 1.0% in short-term interest rates would result in a change to our interest expense of $2.2 million annually, including the impact of our $100.0 million interest rate swap. At December 31, 2007, we had $5.0 million of cash and equivalents that are affected by market rates of interest. A change of 1.0% in the rate of interest would result in a change to our interest income of less than $0.1 million annually.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

							Fair
	2008	2009	2010	2011	Thereafter	Total	Value

Fixed-rate debt(1)	$2,534	$239	$255	$272	$130,903	$134,203	$143,303
Average interest rate	4.2%	6.5%	6.5%	6.5%	11.0%
Variable-rate debt	$2,600	$2,600	$70,600	$2,600	$243,100	$321,500	$306,290
Average interest rate(2)	6.0%	5.5%	6.8%	6.4%	7.1%

(1)	Excludes unamortized original issue discount of $0.7 million on our 11% senior subordinated notes.

(2)	Based on implied forward three-month LIBOR rates in the yield curve as of December 31, 2007.

For 2007, the total net gain recognized from converting from floating rate (three-month LIBOR) to fixed rate from a portion of the interest payments under our long-term debt obligations was approximately $0.1 million. At December 31, 2007, an unrealized loss of $0.8 million (net of income tax) is included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreement as of December 31, 2007 (dollars in thousands):

					Year Ended
	Notional	Trade	Effective		December 31,	Fair Value
Loan	Amount	Date	Date	Maturity	2007	(Pre-tax)

First Lien	$100,000	10/24/07	10/31/07	12/31/09	$99	$1,228

The fair value of interest rate swap agreements designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. We evaluate the effectiveness of the cash flow hedge in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities on a quarterly basis. Should the hedge become ineffective, the change in fair value would be recognized in our consolidated statements of operations.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference to the financial statements set forth in Item 15 of this report, “Exhibits and Financial Statement Schedules — Consolidated Financial Statements and Supplementary Data.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Not applicable. See Item 9A(T) below.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Accordingly, management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Internal Control Over Financial Reporting

During the year ended December 31, 2007, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accountants regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accountants pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2007, or the 2008 Proxy Statement, under the heading “Election of Directors.” Information regarding executive officers is set forth in Item 1 of this Report, “Business Executive Officers of the Registrant.”

Code of Ethics

We maintain a code of ethics entitled Skilled Healthcare Group Code of Conduct, which is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, and other persons performing similar functions. To view this code of ethics free of charge, please visit our website at www.skilledhealthcaregroup.com (This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing). We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics, if any, by posting such information on our website as set forth above.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the heading “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the heading “Independent Registered Public Accountants.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Consolidated Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8:

(a) 2. Financial Statement Schedule:

Page
Number

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(a) 3. Exhibits:

INDEX OF EXHIBITS

Number	Description

2.1	Agreement and Plan of Merger, dated as of October 22, 2005, among SHG Acquisition Corp., SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc. (filed as Exhibit 2.1 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated October 22, 2005, by and between SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc. (filed as Exhibit 2.2 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).
2.3	Asset Purchase Agreement, dated as of January 31, 2006, by and among Skilled Healthcare Group, Inc., each of the entities listed on Schedule 2.1 thereto, M. Terence Reardon and M. Sue Reardon, individually and as Trustee of the M. Terence Reardon Trust U.T.A. dated June 26, 2003, and M. Sue Reardon and M. Terence Reardon, as Trustees of the M. Sue Reardon Trust U.T.A. dated June 26, 2003 (filed as Exhibit 2.3 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).
2.4	Agreement and Plan of Merger, dated as of February 7, 2007, by and among SHG Holding Solutions, Inc., and Skilled Healthcare Group, Inc. (filed as Exhibit 2.4 to our Registration Statement on Form S-1/A, No. 333-137897, filed on February 9, 2007, and incorporated herein by reference).
2.5	Asset Purchase Agreement, dated February 8, 2007, by and among Skilled Healthcare Group, Inc., Raymore Care Center LLC, Blue River Care Center LLC, MLD Healthcare LLC, Blue River Real Estate LLC, MLD Real Estate LLC, Melvin Dunsworth and Raymore Health Care, Inc. (filed as Exhibit 2.5 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 23, 2007, and incorporated herein by reference).
2.6	Asset Purchase Agreement, dated as of July 31, 2007, by and among Skilled Healthcare Group, Inc. and certain affiliates of Laurel Healthcare Providers, LLC (filed as Exhibit 2.6 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of Skilled Healthcare Group, Inc. (filed as Exhibit 3.2 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).
3.2	Amended and Restated By-Laws of Skilled Healthcare Group, Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).
3.3	Certificate of Ownership and Merger of Skilled Healthcare Group, Inc., dated February 7, 2007 (filed as Exhibit 3.1.1 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).
4.1	Indenture, dated as of December 27, 2005, by and among SHG Acquisition Corp., Wells Fargo Bank, N.A. and certain subsidiaries of Skilled Healthcare Group, Inc. (filed as Exhibit 4.2 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).
4.2	Registration Rights Agreement, dated as of December 27, 2005, by and among SHG Acquisition Corp., all the subsidiaries of Skilled Healthcare Group, Inc. listed therein, Credit Suisse First Boston, LLC and J.P. Morgan Securities, Inc. (filed as Exhibit 4.3 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).
4.3	Investor Stockholders’ Agreement, dated as of December 27, 2005, among SHG Holding Solutions, Inc., Onex Partners LP and the stockholders listed on the signature pages thereto (filed as Exhibit 4.4 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).
4.4	Employment Agreement dated December 27, 2005, among SHG Holding Solutions, Inc. and the persons listed thereon (filed as Exhibit 4.5 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

Number		Description

4.5		Form of specimen certificate for Skilled Healthcare Group, Inc.’s class A common stock (filed as Exhibit 4.1 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).
4.6		Form of 11% Senior Subordinated Notes due 2014 (included in exhibit 4.5).
10	.1*	Skilled Healthcare Group, Inc. Restricted Stock Plan (filed as Exhibit 10.1 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.2*	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10.3		Second Amended and Restated First Lien Credit Agreement, dated as of December 27, 2005, by and among SHG Holding Solutions, Inc., Skilled Healthcare Group, Inc., the financial institutions party thereto, and Credit Suisse, Cayman Islands, as administrative agent and collateral agent (filed as Exhibit 10.4 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.4*	Employment Agreement, dated April 30, 2005, by and between Skilled Healthcare Group, Inc. and Boyd Hendrickson (filed as Exhibit 10.5 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.5*	Employment Agreement, dated December 27, 2005, by and between Skilled Healthcare Group, Inc. and Jose Lynch (filed as Exhibit 10.6 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.6*	Employment Agreement, dated December 27, 2005, by and among Skilled Healthcare Group, Inc. and John E. King (filed as Exhibit 10.7 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.7*	Employment Agreement, dated December 27, 2005, by and between Skilled Healthcare Group, Inc. and Roland G. Rapp (filed as Exhibit 10.8 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.8*	Employment Agreement, dated December 27, 2005, by and between Skilled Healthcare Group, Inc. and Mark Wortley (filed as Exhibit 10.9 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.9*	Trigger Event Cash Bonus Agreement, dated April 30, 2005, by and between Skilled Healthcare Group, Inc. and John E. King (filed as Exhibit 10.10 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.10*	Trigger Event Cash Bonus Agreement, dated April 30, 2005, by and between Skilled Healthcare Group, Inc. and Mark Wortley (filed as Exhibit 10.11 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10.11		Lease, dated as of August 26, 2002, by and between CT Foothill 10/241, LLC, and Fountain View, Inc., and amendments thereto (filed as Exhibit 10.13 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10.12		First Amendment to Second Amended and Restated First Lien Credit Agreement, dated as of January 31, 2007, by and among Skilled Healthcare Group, Inc., SHG Holding Solutions, Inc., the financial institutions parties thereto, and Credit Suisse, Cayman Islands, as administrative agent and collateral agent (filed as Exhibit 10.12 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 23, 2007 and incorporated herein by reference).
10	.13*	Employment Agreement, dated as of August 14, 2007, by and between Skilled Healthcare LLC and Christopher N. Felfe (filed as Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference).
10	.14*	Side Letter, dated as of August 14, 2007, by and between Skilled Healthcare, LLC and Christopher N. Felfe (filed as Exhibit 10.2 to our Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference).
10	.15*	Skilled Healthcare Group, Inc. 2007 Incentive Award Plan (filed as Exhibit 10.3 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).

Number		Description

10	.16*	Form of Indemnification Agreement with Skilled Healthcare Group’s directors, executive officers, and certain employees (filed as Exhibit 10.10 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).(1)
10.17		Instrument of Joinder, dated as of May 11, 2007, by and among Skilled Healthcare Group, Inc., Bank of America, N.A., UBS Loan Finance LLC and Credit Suisse, Cayman Islands Branch (filed as Exhibit 10.3 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).
10	.18*	Employment Agreement, dated as of November 30, 2007, by and between Skilled Healthcare LLC and Devasis Ghose (filed as Exhibit 10.1 to our Form 8-K dated November 30, 2007, and incorporated herein by reference).
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boyd Hendrickson.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. King.
32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Skilled Healthcare Group, Inc. has entered into an indemnification agreement with the following individuals: Boyd Hendrickson, Chairman of the Board, Chief Executive Officer and Director; Jose Lynch, President, Chief Operating Officer and Director; Devasis Ghose, Executive Vice President, Treasurer and Chief Financial Officer (upon John E. King departure); John E. King, Executive Vice President, Treasurer and Chief Financial Officer; Roland Rapp, General Counsel, Secretary and Chief Administrative Officer; Mark Wortley, Executive Vice President and President of Ancillary Subsidiaries; Christopher N. Felfe, Senior Vice President, Finance and Chief Accounting Officer; Susan Whittle, Senior Vice President and Chief Compliance Officer; Robert M. Le Blanc, Lead Director; Michael E. Boxer, Director; John M. Miller, Director; M. Bernard Puckett, Director; Glenn S. Schafer, Director; William C. Scott, Director; Michael D. Stephens, Director; Kelly Atkins, Senior Vice President of Operations, Pacific Division; Brad Gibson, Senior Vice President of Operations, Finance; Matt Moore, Senior Vice President of Operations, Midwest Division; Aisha Salaam, Senior Vice President of Professional Services.

(b)	Item 601 Exhibits

Reference is hereby made to Item 15 of this report, “Exhibits and Financial Statement Schedules — Exhibits.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKILLED HEALTHCARE GROUP, INC.

By	/s/ Boyd Hendrickson
Boyd Hendrickson
Chairman of the Board,
Chief Executive Officer and Director
Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 29, 2008

By	/s/ Boyd Hendrickson
Boyd Hendrickson
Chairman of the Board,
Chief Executive Officer and Director

Date: February 29, 2008

By	/s/ Jose Lynch
Jose Lynch
President, Chief Operating Officer and Director

Date: February 29, 2008

By	/s/ John E. King
John E. King
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)

Date: February 29, 2008

By	/s/ Christopher N. Felfe
Christopher N. Felfe
Senior Vice President of Finance
and Chief Accounting Officer
(Principal Accounting Officer)

Date: February 29, 2008

By	/s/ Robert M. Le Blanc
Robert M. Le Blanc
Lead Director

Date: February 29, 2008

By	/s/ Michael Boxer
Michael Boxer
Director

Date: February 29, 2008

By	/s/ John M. Miller, V
John M. Miller, V
Director

Date: February 29, 2008

By
M. Bernard Puckett
Director

Date: February 29, 2008

By	/s/ Glenn Schafer
Glenn Schafer
Director

Date: February 29, 2008

By	/s/ William Scott
William Scott
Director

Date: February 29, 2008

By	/s/ Michael D. Stephens
Michael D. Stephens
Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Skilled Healthcare Group, Inc.

We have audited the accompanying consolidated balance sheets of Skilled Healthcare Group, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP

Orange County, California
February 26, 2008

Skilled Healthcare Group, Inc.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$5,012	$2,821
Accounts receivable, less allowance for doubtful accounts of $9,717 and $7,889 at December 31, 2007 and 2006, respectively	112,919	86,168
Deferred income taxes	14,968	13,248
Prepaid expenses	5,708	2,101
Other current assets	11,697	10,296

Total current assets	150,304	114,634
Property and equipment, net	294,281	230,904
Other assets:
Notes receivable	5,102	4,968
Deferred financing costs, net	11,869	15,764
Goodwill	449,710	411,349
Intangible assets, net	34,092	33,843
Non-current income tax receivable	2,288	1,882
Deferred income taxes	—	1,504
Other assets	22,461	23,847

Total other assets	525,522	493,157

Total assets	$970,107	$838,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$59,218	$69,136
Employee compensation and benefits	29,629	22,693
Current portion of long-term debt and capital leases	6,335	3,177

Total current liabilities	95,182	95,006
Long-term liabilities:
Insurance liability risks	24,248	28,306
Deferred income tax	2,297	—
Other long-term liabilities	21,810	8,857
Long-term debt and capital leases, less current portion	452,101	465,878

Total liabilities	595,638	598,047
Stockholders’ equity:
Preferred stock, no shares authorized at December 31, 2007 and 50 shares authorized, 25 shares Class A convertible shares and 25 Class B shares at December 31, 2006
Class A, $0.001 par value per share; no shares and 22 shares issued and outstanding at December 31, 2007 and 2006, respectively, liquidation preference of $0 and $18,652 at December 31, 2007 and 2006, respectively		18,652
Class B, $0.001 par value per share; no shares issued and outstanding at December 31, 2007 and 2006, respectively		—
Preferred stock, 25,000 shares authorized, $0.001 par value per share, at December 31, 2007 and no shares authorized at December 31, 2006; no shares issued and outstanding at December 31, 2007 and 2006, respectively	—
Common stock, no shares authorized at December 31, 2007 and 25,350 shares authorized, $0.001 par value per share, at December 31, 2006; no shares and 12,636 shares issued and outstanding at December 31, 2007 and 2006, respectively		13
Class A common stock, 175,000 shares authorized, $0.001 par value per share, at December 31, 2007 and no shares authorized at December 31, 2006; 19,261 and no shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	19
Class B common stock, 30,000 shares authorized, $0.001 par value per share, at December 31, 2007 and no shares authorized at December 31, 2006; 17,696 and no shares issued and outstanding at December 31, 2007 and 2006, respectively	18
Additional paid-in-capital	365,051	221,983
Retained earnings	10,134	—
Accumulated other comprehensive loss	(753)	—

Total stockholders’ equity	374,469	240,648

Total liabilities and stockholders’ equity	$970,107	$838,695

The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	Successor	Successor	Predecessor
	(In thousands except per share data)

Revenue	$634,607	$531,657	$462,847
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	473,465	394,936	347,228
Rent cost of revenue	12,854	10,027	9,815
General and administrative	47,916	39,872	43,784
Depreciation and amortization	17,687	13,897	9,991

	551,922	458,732	410,818
Other income (expenses):
Interest expense	(44,110)	(46,286)	(27,629)
Premium on redemption of debt and write-off of related deferred financing costs	(11,648)	—	(16,626)
Interest income	1,587	1,188	949
Equity in earnings of joint venture	1,603	1,903	1,787
Change in fair value of interest rate hedge	(40)	(197)	(165)
Reorganization expenses	—	—	(1,007)
Forgiveness of stockholder loan	—	—	(2,540)
Other	24	8	980

Total other income (expenses), net	(52,584)	(43,384)	(44,251)

Income before provision for income taxes, discontinued operations and cumulative effect of a change in accounting principle	30,101	29,541	7,778
Provision for (benefit from) income taxes	12,952	12,204	(13,048)

Income before discontinued operations and cumulative effect of a change in accounting principle	17,149	17,337	20,826
Discontinued operations, net of tax	—	—	14,740
Cumulative effect of a change in accounting principle, net of tax	—	—	(1,628)

Net income	17,149	17,337	33,938
Accretion on preferred stock	(7,354)	(18,406)	(744)

Net income (loss) attributable to common stockholders	$9,795	$(1,069)	$33,194

Net income (loss) per share data:
Income (loss) before discontinued operations and cumulative effect of a change in accounting principle per common share, basic	$0.36	$(0.09)	$16.34
Discontinued operations per common share, basic	—	—	11.99
Cumulative effect of a change in accounting principle per common share, basic	—	—	(1.32)

Net income (loss) per common share, basic	$0.36	$(0.09)	$27.01

Income (loss) before discontinued operations and cumulative effect of a change in accounting principle per common share, diluted	$0.35	$(0.09)	$15.56
Discontinued operations per common share, diluted	—	—	11.43
Cumulative effect of a change in accounting principle per common share, diluted	—	—	(1.26)

Net income (loss) per common share, diluted	$0.35	$(0.09)	$25.73

Weighted average common shares outstanding, basic	27,062	11,638	1,229

Weighted average common shares outstanding, diluted	27,715	11,638	1,290

The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

					Class A		Class B			Additional	Retained	Other
	Preferred Stock		Common Stock		Common Stock		Common Stock		Deferred	Paid-In	(Deficit)	Comprehensive	Due From
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Comp	Capital	Earnings	Loss	Stockholder	Total
	(In thousands)

Predecessor
Balance at December 31, 2004	15	$15,469	1,194	$12	—	$—	66	$1	$(848)	$108,255	$(170,824)	$—	$(2,540)	$(50,475)
Accretion on preferred stock	—	498	—	—	—	—	—	—	—	(498)	—	—	—	—
Dividends paid	—	(967)	—	—	—	—	—	—	—	(107,637)	—	—	—	(108,604)
Redemption of preferred stock	(15)	(15,000)	—	—	—	—	—	—	—	—	—	—	—	(15,000)
Forgiveness of stockholder loan	—	—	—	—	—	—	—	—	—	—	—	—	2,540	2,540
Exercise of warrants and cash settlement of stock options	—	—	43	82	—	—	—	—	—	—	—	—	—	82
Repurchase of common stock	—	—	(1)	—	—	—	—	—	—	(7)	—	—	—	(7)
Cancellation of common stock by Bankruptcy Court	—	—	(1)	—	—	—	—	—	—	—	—	—	—	—
Deferred compensation related to restricted stock awards	—	—	—	—	—	—	—	—	(8,940)	8,940	—	—	—	—
Stock-based compensation and amortization of deferred compensation	—	—	—	—	—	—	—	—	9,788	—	—	—	—	9,788
Net income	—	—	—	—	—	—	—	—	—	—	33,938	—	—	33,938

	—	—	1,235	94	—	—	66	1	—	9,053	(136,886)	—	—	(127,738)
Successor
Effect of the Onex Transaction	—	—	(1,235)	(94)	—	—	(66)	(1)	—	(9,053)	136,886	—	—	127,738
Onex and other equity contributions	22	—	11,299	12	—	—	—	—	—	222,853	—	—	—	222,865
Deferred compensation related to restricted stock awards	—	—	1,254	1	—	—	—	—	(247)	246	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	62	—	—	—	—	62
Accretion on preferred stock	—	246	—	—	—	—	—	—	—	(246)	—	—	—	—

Balance at December 31, 2005	22	246	12,553	13	—	—	—	—	(185)	222,853	—	—	—	222,927

Proceeds from issuance of stock	—	—	5	—	—	—	—	—	—	100	—	—	—	100
Net income	—	—	—	—	—	—	—	—	—	—	17,337	—	—	17,337
Reclassification of deferred compensation upon adopting SFAS No. 123R	—	—	—	—	—	—	—	—	185	(185)	—	—	—	—
Issuance of restricted stock	—	—	78	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	284	—	—	—	284
Accretion on preferred stock	—	18,406	—	—	—	—	—	—	—	(1,069)	(17,337)	—	—	—

Balance at December 31, 2006	22	18,652	12,636	13	—	—	—	—	—	221,983	—	—	—	240,648
Net income	—	—	—	—	—	—	—	—	—	—	17,149	—	—	17,149
Conversion of preferred stock into class B common stock	(22)	(26,006)	—	—	—	—	15,928	16	—	25,990	—	—	—	—
Conversion of common stock into class B common stock	—	—	(12,636)	(13)	—	—	12,636	13	—	—	—	—	—	—
Issuance of class A common stock in IPO, net of related costs	—	—	—	—	8,333	8	—	—	—	116,785	—	—	—	116,793
Conversion of class B common stock into class A common stock	—	—	—	—	10,850	11	(10,850)	(11)	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	78	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	(18)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	632	—	—	—	632
Accretion on preferred stock	—	7,354	—	—	—	—	—	—	—	(339)	(7,015)	—	—	—
Unrealized loss on interest rate swap		—	—	—	—	—	—	—	—	—	—	(753)	—	(753)

Balance at December 31, 2007	—	$—	—	$—	19,261	$19	17,696	$18	$—	$365,051	$10,134	$(753)	$—	$374,469

Skilled Healthcare Group, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	Successor	Successor	Predecessor
	(In thousands)

Operating Activities
Net income	$17,149	$17,337	$33,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,687	13,897	9,991
Reorganization expenses	—	—	1,007
Provision for doubtful accounts	6,116	5,439	3,968
Non-cash stock-based compensation	632	284	9,850
Cumulative effect of a change in accounting principle	—	—	1,628
Gain on sale of assets	—	—	(23,892)
Amortization of deferred financing costs	2,640	2,640	1,657
Premium on redemption of debt and write-off of deferred financing costs	11,648	—	16,626
Forgiveness of stockholder loan	—	—	2,540
Deferred income taxes	349	(6,363)	(23,129)
Change in fair value of interest rate hedge	40	197	165
Amortization of discount on senior subordinated notes	140	164	—
Changes in operating assets and liabilities:
Accounts receivable	(32,867)	(29,046)	(28,242)
Other current assets	(3,578)	12,267	(12,630)
Accounts payable and accrued liabilities	5,843	14,019	13,983
Employee compensation and benefits	6,453	3,588	2,393
Non-current income tax receivable	(406)	(1,882)	—
Insurance liability risks	(3,722)	1,547	5,173
Other long-term liabilities	2,406	327	1,015
Net cash paid for reorganization costs	—	—	(1,037)

Net cash provided by operating activities	30,530	34,415	15,004
Investing activities
Change in notes receivable	(134)	(1,052)	171
Acquisition of healthcare facilities	(88,447)	(43,030)	—
Proceeds from disposal of property and equipment	—	—	41,059
Additions to property and equipment	(29,398)	(22,267)	(11,183)
Changes in other assets	1,324	(7,680)	(482)
Cash distributed related to the Onex Transaction	(7,330)	(347)	(253,350)

Net cash used in investing activities	(123,985)	(74,376)	(223,785)
Financing activities
Borrowings (repayments) under line of credit	59,500	8,500	(15,000)
Repayments on long-term debt and capital leases	(70,635)	(2,918)	(14,362)
Repayments on long-term debt through refinancing	—	—	(110,000)
Fees paid for early extinguishment of debt	(7,700)	—	(6,300)
Proceeds from issuance of long-term debt	—	—	321,786
Additions to deferred financing costs of new debt	(2,312)	(38)	(21,765)
Redemption of preferred stock	—	—	(15,732)
Purchase of treasury stock	—	—	(7)
Proceeds from IPO, net of expenses	116,793	—	—
Proceeds from exercise of warrants and cash settlement of stock options	—	—	82
Dividends paid	—	—	(108,604)
Proceeds from capital contributions related to the Onex Transaction	—	—	211,300
Proceeds from the issuance of new common stock	—	100	—
Proceeds from sale of interest rate hedge	—	—	130
Purchase of interest rate hedge	—	—	(275)

Net cash provided by financing activities	95,646	5,644	241,253

Increase (decrease) in cash and cash equivalents	2,191	(34,317)	32,472
Cash and cash equivalents at beginning of year	2,821	37,138	4,666

Cash and cash equivalents at end of year	$5,012	$2,821	$37,138

Supplemental cash flow information
Cash paid for:
Interest, net of capitalized interest	$42,042	$31,620	$26,068
Income taxes	$13,229	$2,655	$25,222
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of accounts receivable to notes receivable	$2,437	$2,265	$—

The accompanying notes are an integral part of these consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts In Thousands, Except Per Share Data)

1.	Description of Business

Current Business

Skilled Healthcare Group, Inc. (formerly known as SHG Holding Solutions, Inc. and, through its predecessor, Fountain View, Inc) (“Skilled”), through its subsidiaries, is an operator of long-term care facilities and a provider of a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated subsidiaries are collectively referred to as the “Company.” The Company currently operates facilities in California, Kansas, Missouri, Nevada, New Mexico and Texas, including 74 skilled nursing facilities (“SNFs”), that offer sub-acute care and rehabilitative and specialty medical skilled nursing care; and 13 assisted living facilities (“ALFs”) that provide room and board and social services. In addition, the Company provides a variety of ancillary services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, the Company owns and operates four licensed hospices providing palliative care in its California, Texas and New Mexico markets. The Company is also a member in a joint venture located in Texas providing institutional pharmacy services which currently serves approximately eight of the Company’s SNFs and other facilities unaffiliated with the Company. Also, in 2005, the Company sold two of its California-based institutional pharmacies (Note 5).

The Onex Transaction

In October 2005, Skilled (known as SHG Holding Solutions, Inc. at that time) entered into an agreement and plan of merger (the “Agreement”) with SHG, the entity that, through its subsidiaries, then operated Skilled’s business, SHG Acquisition Corp. (“Acquisition”) and SHG’s former sponsor, Heritage Fund II LP and related investors (“Heritage”). Skilled and Acquisition were formed by Onex Partners LP, Onex American Holdings II LLC and Onex U.S. Principals LP (“Onex”) and certain of their associates (collectively the “Sponsors”) for purposes of acquiring SHG. The merger was completed effective December 27, 2005 (the “Onex Transaction”). The Company’s results of operations during the period from December 28, 2005 through December 31, 2005 were not significant. Under the Agreement, Acquisition acquired substantially all of the outstanding shares of SHG through a merger with SHG, with SHG being the surviving corporation and a wholly owned subsidiary of Skilled. The Onex Transaction was accounted for in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”) using the purchase method of accounting and, accordingly, all assets and liabilities of SHG and its consolidated subsidiaries were recorded at their fair values as of the date of the acquisition (discussed below), including goodwill of $396,035, representing the purchase price in excess of the fair values of the tangible and identifiable intangible assets acquired before certain purchase accounting adjustments made in subsequent years. Substantially all of the goodwill is not deductible for income tax purposes.

Concurrent with the Onex Transaction, certain members of SHG’s senior management team and Baylor Health Care System (collectively, the “Rollover Investors”) made an equity investment in Skilled of approximately $11,600 in cash and rollover equity, and the Sponsors made an equity investment in Skilled of approximately $211,300 in cash. Immediately after the Onex Transaction, the Sponsors and the Rollover Investors held approximately 95% and 5%, respectively, of the outstanding capital shares of Skilled, not including restricted stock issued to management at the time of the Onex Transaction.

Concurrent with the Onex Transaction, SHG issued $200,000 of 11% Senior Subordinated Notes due 2014 (the “2014 Notes”) from Acquisition; paid cash merger consideration of $240,814 to its existing stockholders (other than to the Rollover Investors to the extent of their rollover investment) and option holders; amended its existing First Lien Credit Agreement to provide for rollover of the existing $259,350 First Lien Credit Agreement and an increase in the revolving credit facility from $50,000 to $75,000; and repaid in full its $110,000 Second Lien Credit Agreement (Note 8).

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

As a condition of the Agreement, two escrow accounts were established in the combined amount of $21,000 to satisfy claims by Skilled and its related parties for up to three years. Of the $21,000, $6,000 was allocated for reimbursement for potential tax liabilities that arose prior to the date of the Onex Transaction. As the tax liabilities recorded on the Company’s financial statements are in excess of the $6,000, the Company has recorded a receivable from the tax escrow account for $6,000 which has been classified as other current assets in the accompanying financial statements. The remaining $15,000 in escrow was established to provide for any contingencies or liabilities not recorded or specifically provided for as of December 27, 2005. During 2007 the general escrow account was terminated and $15,000 was released. At the same time, an additional $1,031 was added to the tax escrow account bringing the tax escrow account and the related receivable to $7,031. The contractual termination date of the tax escrow account is no later than December 27, 2008.

The purchase price was financed through the following sources:

Issuance of common and preferred stock for cash	$211,300
Issuance of common and preferred stock for rollover consideration	10,065
Issuance of common and preferred stock in consideration for settlement of accrued liabilities	1,500

Total issuance of common and preferred stock	222,865
Issuance of 11% Senior Subordinated Notes due 2014	198,668
Amended First Lien Credit Agreement, assumed under Agreement	259,350

Total sources of financing	$680,883

The purchase price was composed of the following:

Cash paid to stockholders, including amounts held in escrow	$240,814
Rollover consideration	10,065
Accrued liability settled in consideration for common and preferred stock	1,500
Amended First Lien Credit Agreement, assumed under Agreement	259,350
Amounts paid to settle Second Lien Credit Agreement	110,000
Accrued interest and prepayment penalty on Second Lien Credit Agreement	4,798
Transaction costs	7,739
Deferred financing costs	11,439

Total purchase price	$645,705

Net cash retained in successor company from the Onex Transaction	$35,178

Financing sources exceeded the purchase price to provide for additional cash resources for planned acquisitions subsequent to the Onex Transaction.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

The following table presents the purchase price allocation:

Purchase price:		$645,705
Cash held in predecessor company	2,744
Other current assets	90,628
Property and equipment	191,151
Identifiable intangible assets	35,823
Other long-term assets	63,011
Current liabilities	(67,464)
Other long-term liabilities	(66,223)

Net assets acquired		249,670

Goodwill		$396,035

The working capital items that were acquired were valued at book value as of the date of the Onex Transaction. The fair value of long-term tangible assets, long-term liabilities and intangible assets acquired was determined as follows:

Tangible assets and other long-term liabilities

•	Land and buildings: The valuation of land and buildings was calculated using an income approach by employing a direct capitalization analysis where an estimated market rental rate was used to determine the potential income for each property. Actual and estimated operating expenses by property were then deducted and the resulting net operating income was capitalized by a market-derived capitalization rate to determine the value of the property. The total fair value assigned to land and buildings was $174,383.

•	Other property and equipment: Other property and equipment consisted of furniture and equipment and construction in progress, for which the fair value was estimated to equal net book value as of the date of the Onex Transaction. The total fair value assigned to other property and equipment was $16,768.

•	Other long-term assets and liabilities: Other long-term assets, consisting primarily of deferred income taxes, restricted cash, deferred financing and deposits, were valued at book value as of the date of the Onex Transaction. The total fair value assigned to other long-term assets was $63,011. Other long-term liabilities, consisting primarily of insurance liability risks and deferred income taxes, were valued at book value as of the date of the Onex Transaction. The total fair value assigned to other long-term liabilities was $66,223.

Intangible assets

The intangible assets identified in the Onex Transaction were patient lists, managed care contracts, trade names and leasehold interests. The total fair value assigned to intangible assets was $35,823. Intangible assets are detailed in Note 4. The Company used the following methods for determining the amount of the purchase price allocated to the identifiable intangible assets:

•	Patient lists and managed care contracts: The valuation of patient lists and managed care contracts was calculated using an income approach by employing an excess earnings method that examined the economic returns contributed by the identified tangible and intangible assets of the Company, and then isolating the excess return, which was attributed to the pool of intangible assets being valued. The excess return was then discounted to present value to determine the fair value of the patient lists and managed care contracts. The amortization periods of the managed care contracts were determined to be five years. The amortization period of the patient lists was determined to be four months. The fair value assigned to managed care contracts and patient lists was $7,700 and $800, respectively.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

•	Leasehold interests: The valuation of the leasehold interests was calculated using a market approach by determining the present value of the difference (the disadvantage or advantage) between the current and future contract lease obligation and the estimated market lease rate over the term of the lease for each lease acquired. The resulting advantages and disadvantages were aggregated, netted and discounted to present value to determine the amount of the purchase price to be allocated to leasehold interests. The weighted-average amortization period for the leasehold interests was determined to be approximately 10 years. The total fair value assigned to leasehold interests was $7,012.

•	Lease acquisition costs and covenants-not-to-compete: The fair value was determined to be book value as of the date of the Onex Transaction. The lease acquisition costs were fully amortized in 2006. The remaining amortization period of the covenants-not-to-compete was approximately four years. The total fair value assigned to these items was $3,311.

•	Trade names: The valuation of the trade names was calculated using an income approach, specifically the royalty savings method, by projecting revenue attributable to the services using the trade names, the royalty rate that would hypothetically be charged by a licensor of the trade name to a licensee, and a discount rate to reflect the inherent risk of the projected cash flows. The resulting cash flows were then discounted to present value to determine the fair value of the trade names. The trade names were determined to have an indefinite life and therefore were not subject to amortization. The total fair value assigned to the trade names was $17,000.

As a result of the Onex Transaction, the financial statements were adjusted as follows:

	Prior Basis of
	Accounting,	Merger
Balance Sheet Accounts	December 27, 2005	Adjustments	As Adjusted

Cash and cash equivalents(1)	$1,960	$35,178	$37,138
Other current assets(2)	12,865	6,000	18,865
Property and equipment, net(3)	190,903	248	191,151
Deferred financing costs, net(4)	7,112	11,439	18,551
Deferred income tax asset, net(5)	11,739	(11,718)	21
Goodwill(6)	20,491	375,544	396,035
Other intangibles(7)	3,311	32,512	35,823
Accounts payable and accrued liabilities(8)	50,251	4,982	55,233
Other long-term liabilities(9)	3,580	4,950	8,530
11% Senior Subordinated Notes(10)	—	198,668	198,668
Second Lien credit agreement(11)	110,000	(110,000)	—

(1)	Cash and cash equivalents increased by $35,178 as a result of financing sources exceeding the purchase price.

(2)	Other current assets increased by $6,000 as a result of the amount held in escrow for potential tax liabilities.

(3)	Property and equipment, net increased by $248 as a result of reflecting fixed assets at fair value at the date of the Onex Transaction.

(4)	Deferred financing costs, net increased by $11,439 as a result of the costs related to the financing of the 11% Senior Subordinated Notes due 2014.

(5)	Net deferred income tax assets decreased as a result of the Onex Transaction.

(6)	Goodwill of $396,035 represents the excess of the purchase price over the fair values of the net assets acquired.

(7)	Other intangibles increased by $32,512. Other intangibles are listed in Note 4.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

(8)	Accounts payable and accrued liabilities increased by $4,982 primarily as a result of an accrual for amounts due to Heritage related to SHG’s December 27, 2005 tax return, partially offset by accrued interest and a prepayment penalty related to the settlement of SHG’s Second Lien Credit Agreement.

(9)	Other long-term liabilities increased by $4,950 to record the fair value of certain asset retirement obligations.

(10)	Concurrent with the Onex Transaction, 11% Senior Subordinated Notes due 2014 with a face value of $200,000 were issued at a discount of $1,332.

(11)	Concurrent with the Onex Transaction, SHG’s Second Lien Credit Agreement was settled.

Due to the effect of the Onex Transaction on the recorded amounts of assets, liabilities and stockholders’ equity, the Company’s financial statements prior to and subsequent to the Onex Transaction are not comparable. Periods prior to December 27, 2005, represent the accounts and activity of the predecessor company (the “Predecessor”) and from that date, the successor company (the “Successor”).

Reorganization Under Chapter 11

In 2001, Skilled (known at the time as Fountain View, Inc. and shortly after emergence from bankruptcy known as Skilled Healthcare Group, Inc. or “SHG”) and 22 of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Central District of California, Los Angeles Division (the “Bankruptcy Court”).

Following its petition for protection under Chapter 11, SHG continued to operate its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court through August 19, 2003, when it emerged from bankruptcy pursuant to the terms of SHG’s Third Amended Joint Plan of Reorganization dated April 22, 2003. From the date SHG filed the petition with the Bankruptcy court through December 31, 2005, SHG incurred reorganization expenses totaling approximately $32,506. There were no material reorganization expenses in 2006 or 2007.

The principal components of reorganization expenses incurred are as follows:

Year Ended
December 31, 2005

Professional fees	$600
Court-related services	40
Refinancing costs	5
Other fees	362

Total	$1,007

Details of operating cash receipts and payments resulting from the reorganization are as follows:

Year Ended
December 31, 2005

Operating cash receipts	$—
Cash payments to suppliers for reorganization services:
Professional fees	600
Court-related services	40
Refinancing costs	5
Other fees	392

Total	$1,037

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company include the accounts of the Company and the Company’s wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to revenue, allowance for doubtful accounts, patient liability and workers’ compensation claims, income taxes and impairment of long-lived assets. Actual results could differ from those estimates.

Revenue and Receivables

Revenue and receivables are recorded on an accrual basis as services are performed at their estimated net realizable value. The Company derives a significant amount of its revenue from funds under federal Medicare and state Medicaid assistance programs, the continuation of which are dependent upon governmental policies, audit risk and potential recoupment.

The Company’s revenue is derived from services provided to patients in the following payor classes for the years ended December 31:

	2007		2006		2005
	Revenue	Percentage of	Revenue	Percentage of	Revenue	Percentage of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

Medicare	$233,660	36.8%	$191,263	36.0%	$168,144	36.3%
Medicaid	196,978	31.0	170,171	32.0	155,128	33.5

Subtotal Medicare and Medicaid	430,638	67.8	361,434	68.0	323,272	69.8
Managed Care	53,589	8.5	43,267	8.1	33,844	7.3
Private and Other	150,380	23.7	126,956	23.9	105,731	22.9

Total	$634,607	100.0%	$531,657	100.0%	$462,847	100.0%

Substantially all of the revenue from the Medicare program is earned by the Company’s long-term care services segment.

Risks and Uncertainties

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in substantial compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. Compliance with

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

such laws and regulations is subject to ongoing and future government review and interpretation, including processing claims at lower amounts upon audit as well as significant regulatory action including revenue adjustments, fines, penalties, and exclusion from the Medicare and Medicaid programs.

Through a “demonstration project” in New York, Florida and California, mandated by the Medicare Prescription Drug Improvement and Modernization Act of 2003, and effective March 2005 through March 2008, third-party recovery audit contractors (“RACs”), operating in the Medicare Integrity Program work to identify alleged Medicare overpayments based on the medical necessity of rehabilitation services that have been provided. As of December 31, 2007, the Company has approximately $6,101 of claims for rehabilitation therapy services that are under various stages of review or appeal. These RACs have made certain revenue recoupments from our California skilled nursing facilities and third-party skilled nursing facilities to which the Company provides rehabilitation therapy services. The RACs are paid based on a percentage of the overpayments that they identify. As of December 31, 2007, any losses resulting from the completion of the appeals process have not been material. Any changes in future periods in the level of recoveries, which may be material, or the success the Company has on successful appeals, will be recognized as a change in estimate in the period incurred. As of December 31, 2007, the Company had RAC reserves of $897 recorded as part of our allowance for doubtful accounts.

Concentration of Credit Risk

The Company has significant accounts receivable balances whose collectibility is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an adequate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less. The Company places its cash investments with high credit quality financial institutions.

Property and Equipment

Upon the consummation of the Onex Transaction and in accordance with SFAS No. 141, property and equipment were stated at fair value. Property and equipment acquired subsequent to the Onex Transaction is recorded at cost or at fair value, in accordance with SFAS No. 141, if acquired as part of a business combination. Major renovations or improvements are capitalized, whereas ordinary maintenance and repairs are expensed as incurred. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	15-40 years
Leasehold improvements	Shorter of the lease term or estimated useful life, generally 5-10 years
Furniture and equipment	3-10 years

Depreciation and amortization of property and equipment under capital leases is included in depreciation and amortization expense. For leasehold improvements, where the Company has acquired the right of first refusal to purchase or to renew the lease, amortization is based on the lesser of the estimated useful lives or the period covered by the right. Depreciation expense was $13,688, $9,852 and $9,218 in 2007, 2006 and 2005, respectively.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

Goodwill and Intangible Assets

Goodwill is accounted for under SFAS No. 141 and represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, goodwill is subject to periodic testing for impairment. Goodwill of a reporting unit is tested for impairment on an annual basis, or, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount, between annual testing. There were no impairment charges recorded in 2007, 2006 or 2005.

Determination of Reporting Units

The Company considers the following businesses to be reporting units for the purpose of testing its goodwill for impairment under SFAS No. 142:

•	Long-term care services, which includes the operation of skilled nursing and assisted living facilities and is the most significant portion of the Company’s business;

•	Rehabilitation therapy, which provides physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities; and

•	Hospice care, which was established in 2004 and provides hospice care in Texas, California and New Mexico.

The goodwill that resulted from the Onex Transaction as of December 27, 2005 was allocated to the long-term care services operating segment and the rehabilitation therapy reporting unit based on the relative fair value of the assets on the date of the Onex Transaction. No goodwill was allocated to the hospice care reporting unit due to the start-up nature of the business and cumulative net losses before depreciation, amortization, interest expense (net) and provision for (benefit from) income taxes attributable to that segment. In addition, no synergies were expected to arise as a result of the Onex Transaction which might provide a different basis for allocation of goodwill to reporting units.

Goodwill Impairment Testing

The Company tests its goodwill for impairment annually on October 1, or sooner if events or changes in circumstances indicate that the carrying amount of its reporting units, including goodwill, may exceed their fair values. As a result of the Company’s testing, the Company did not record any impairment charges in 2007 or 2006. The Company tests goodwill using a present value technique by comparing the present value of estimates of future cash flows of its reporting units to the carrying amounts of the applicable goodwill.

Intangible assets primarily consist of identified intangibles acquired as part of the Onex Transaction. Intangibles are amortized on a straight-line basis over the estimated useful life of the intangible, except for trade names, which have an indefinite life.

Deferred Financing Costs

Deferred financing costs substantially relate to the 2014 Notes and First Lien Credit Agreements (Note 8) and are being amortized over the maturity periods using an effective-interest method for term debt and straight-line method for the revolver. At December 31, 2007 and 2006, deferred financing costs, net of amortization, were approximately $11,869 and $15,764, respectively.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. A valuation allowance is established for deferred tax assets unless their realization is considered more likely than not.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The impact of adoption is discussed further in Note 11, Income Taxes.

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets other than goodwill in relation to the future undiscounted cash flows of the underlying businesses to assess recoverability of the assets. If the estimated undiscounted future cash flows are less than the carrying amount, an impairment loss, which is determined based on the difference between the fair value and the carrying value of the assets, is recognized. As of December 31, 2007 and 2006, none of the Company’s long-lived assets were impaired.

Interest Rate Caps and Swaps

In November 2007, the Company entered into a $100,000 interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk. This interest rate swap changes a portion of the Company’s variable-rate cash flow exposure to fixed-rate cash flows. The Company determines the fair value of the interest rate swap based upon an estimate obtained from a third party and records changes in its fair value in other comprehensive income, net of tax. In connection with certain of the Company’s borrowings and subsequent refinancings, the Company entered into interest rate cap agreements (“IRCAs”) with financial institutions to hedge against material and unanticipated increases in interest rates in accordance with requirements under its refinancing agreements. The Company determines the fair value of the IRCAs based on estimates obtained from a broker, and records changes in their fair value in the consolidated statements of operations. As a result of low interest rate volatility in 2007, 2006 and 2005, the interest rate caps were not triggered.

Stock Options and Equity Related Charges

On January 1, 2006, the Company adopted SFAS No. 123 (revised), Share-Based Payments, or SFAS No. 123R, which requires measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. Under SFAS No. 123R, the fair value of share-based payment awards is estimated at grant date using an option pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.

The Company adopted SFAS No. 123R using the modified prospective application method. Under the modified prospective application method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and awards that are outstanding on the adoption effective date that are subsequently modified or cancelled. The Company did not have stock options outstanding subsequent to December 27, 2005 through May 18, 2007, the date of the Company’s initial public offering. As the Company had no options outstanding during this period, the initial implementation of SFAS No. 123R had no impact on the Company’s consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

Prior to the adoption of SFAS No. 123R, the Company accounted for share-based awards using the intrinsic value method prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under the intrinsic value method, no share-based compensation cost was recognized for awards to employees or directors if the exercise price of the award was equal to the fair market value of the underlying stock on the date of grant.

Equity-related charges included in general and administrative expenses in the Company’s consolidated statements of operations were $632, $284 and $9,850, in the years ended December 31, 2007, 2006 and 2005, respectively.

Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarified the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be in control of the entity. FIN 47 requires that either a liability be recognized for the fair value of a legal obligation to perform asset-retirement activities that are conditioned on the occurrence of a future event if the amount can be reasonably estimated, or where it can not, that disclosure of the liability exists, but has not been recognized and the reasons why a reasonable estimate can not be made. FIN 47 became effective as of December 31, 2005.

The Company determined that a conditional asset retirement obligation exists for asbestos remediation. Though not a current health hazard in its facilities, upon renovation the Company may be required to take the appropriate remediation procedures in compliance with state law to remove the asbestos. The removal of asbestos-containing materials includes primarily floor and ceiling tiles from the Company’s pre-1980 constructed facilities. The fair value of the conditional asset retirement obligation was determined as the present value of the estimated future cost of remediation based on an estimated expected date of remediation. This computation is based on a number of assumptions which may change in the future based on the availability of new information, technology changes, changes in costs of remediation, and other factors.

As of December 31, 2005, the Company adopted FIN 47 and recognized a charge of $1,600 (net of income taxes) for the cumulative effect of a change in accounting principle relating to the adoption of FIN 47. This charge included the cumulative accretion of the asset retirement obligations from the estimated dates the liabilities were incurred through December 31, 2005. This charge also included depreciation through December 31, 2005 on the related assets for the asset retirement obligations that would have been capitalized as of the dates the obligations were incurred. As of December 31, 2007 and 2006, the asset retirement obligation was $5,253 and $5,068, respectively, and was classified as other long-term liabilities in the accompanying consolidated financial statements.

The determination of the asset retirement obligation was based upon a number of assumptions that incorporated the Company’s knowledge of the facilities, the asset life of the floor and ceiling tiles, the estimated time frames for periodic renovations, which would involve floor and ceiling tiles, the current cost for remediation of asbestos and the current technology at hand to accomplish the remediation work. Any change in the assumptions can impact the value of the determined liability and will be recognized as a change in estimate in the period identified.

Operating Leases

The Company accounts for operating leases in accordance with SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases. Accordingly, rent

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

expense under the Company’s facilities’ and administrative offices’ operating leases is recognized on a straight-line basis over the original term of each facility’s and administrative office’s leases, inclusive of predetermined minimum rent escalations or modifications and including any lease renewal options.

Net (Loss) Income per Share

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

Basic net income (loss) per share was computed by dividing net income (loss) attributable to common stockholders by the weighted average number of outstanding shares for the period. Dilutive net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders plus the effect of assumed conversions (if applicable) by the weighted average number of outstanding shares after giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and convertible preferred stock, if any.

The following table sets forth the computation of basic and diluted net income per share of class A common stock and class B common stock for year ended December 31, 2007:

	December 31, 2007
	Class A	Class B	Total

Net income per share, basic
Numerator:
Allocation of income attributable to common stockholders	$4,315	$5,480	$9,795

Denominator:
Weighted-average common shares outstanding	11,922	15,140	27,062

Net income per common share, basic	$0.36	$0.36	$0.36

Net income per share, diluted
Numerator:
Allocation of income attributable to common stockholders	$4,215	$5,580	$9,795

Denominator:
Weighted-average common shares outstanding	11,922	15,140	27,062
Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	4	649	653

Adjusted weighted-average common shares outstanding	11,926	15,789	27,715

Net income per common share, Diluted	$0.35	$0.35	$0.35

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

A reconciliation of the numerator and denominator used in the calculation of basic net (loss) income per common share follows:

	Year Ended December 31
	2006	2005

Numerator:
Net income, as reported	$17,337	$33,938
Accretion on preferred stock	(18,406)	(744)

Net (loss) income attributable to common stockholders	$(1,069)	$33,194

Denominator:
Weighted average common shares outstanding	11,638	1,229

Net (loss) income per common share, basic	$(0.09)	$27.01

A reconciliation of the numerator and denominator used in the calculation of diluted net (loss) income per common share follows:

	Year Ended December 31,
	2006	2005

Numerator:
Net (loss) income attributable to common stockholders	$(1,069)	$33,194

Net (loss) income attributable to common stockholders plus effect of assumed conversions	$(1,069)	$33,194

Denominator:
Weighted average common shares outstanding	11,638	1,229
Plus: incremental shares from assumed conversions, if applicable	—	61

Adjusted weighted average common shares outstanding	11,638	1,290

Net (loss) income per common share, diluted	$(0.09)	$25.73

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of net deferred gains and losses on the Company’s interest rate swap accounted for as cash flow hedges.

The following table summarizes activity in other comprehensive income related to the Company’s interest rate swap, net of taxes, held by the Company:

	2007	2006	2005

Net unrealized loss, net of tax effect of $477 in 2007, $0 in 2006, and $0 in 2005	$(753)	$—	$—

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies and guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS 157 may have on the Company’s future consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This standard is not expected to have a material impact on the Company’s future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in a company’s consolidated financial statements. SFAS No. 160 requires all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in the parent’s ownership interest while the parent retains it controlling financial interest in a subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The Company is currently evaluating the impact, if any, that SFAS No. 160 may have on the Company’s future consolidated financial statements.

3.	Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating fair value of each class of financial instruments for which it is practicable to estimate this value.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

Cash and Cash Equivalents

The carrying amounts approximate fair value because of the short maturity of these instruments.

Interest Rate Caps and Swaps

The carrying amounts approximate the fair value for the Company’s interest rate caps and swap based on an estimate obtained from a broker.

Long-Term Debt

The carrying value of the Company’s long-term debt (excluding the 2014 Notes) and its revolving credit facility is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt. The fair value of the Company’s 2014 Notes at December 31, 2007 and 2006 approximated $143,000 and $220,000, respectively, based on quoted market values.

4.	Intangible Assets

Identified intangible assets are amortized over their useful lives averaging eight years except for trade names and certain other long-lived intangibles, which have an indefinite life. Amortization expense was approximately $3,999, $4,045 and $773 in 2007, 2006 and 2005, respectively. Amortization of the Company’s intangible assets at December 31, 2007 is expected to be approximately $4,059, $3,799, $3,183, $1,629 and $1,338 in 2008, 2009, 2010, 2011 and 2012, respectively. Identified intangible asset balances by major class at December 31, 2007 and 2006, are as follows:

		Life	Accumulated
	Cost	(in years)	Amortization	Net Balance

Intangible assets subject to amortization:
Covenants not-to-compete	$2,987	5.0	$(1,467)	$1,520
Managed care contracts	10,920	5.0	(3,331)	7,589
Leasehold interests	9,062	9.6	(1,689)	7,373
Patient lists	530	0.5	(353)	177

Total	$23,499	6.7	$(6,840)	16,659

Intangible assets not subject to amortization:
Trade names				17,130
Other long-lived intangibles				303

Balance at December 31, 2007				$34,092

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

		Life	Accumulated
	Cost	(in years)	Amortization	Net Balance

Intangible assets subject to amortization:
Covenants not-to-compete	$2,987	5.0	$(713)	$2,274
Managed care contracts	7,700	5.0	(1,541)	6,159
Leasehold interests	9,227	9.5	(817)	8,410

Total	$19,914	7.1	$(3,071)	16,843

Intangible assets not subject to amortization:
Trade names				17,000

Balance at December 31, 2006				$33,843

5.	Discontinued Operations

On March 31, 2005, the Company sold certain assets comprising the operations of its two California-based institutional pharmacies (the “California Pharmacies”) and operations to Kindred Pharmacy Services, Inc. (“KPS”) for gross consideration of $31,500 in cash. The assets included in the sale generally included all elements of working capital other than cash, intercompany receivables, deferred tax assets, the Company’s investment in its Texas joint venture for pharmaceutical services and certain promissory notes.

The assets included in the sale generally included all elements of working capital other than cash, intercompany receivables, deferred tax assets, the Company’s investment in its Texas joint venture for pharmaceutical services and certain promissory notes.

The California Pharmacies’ operations are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations. There were no discontinued operations in 2007 or 2006, and no assets held for sale at December 31, 2007, 2006 or 2005. A summary of discontinued operations for the year ended December 31, 2005 is as follows:

2005

Revenue	$13,109
Expenses	(12,074)
Gain on sale of assets	22,912

Pre-tax income	23,947
Provision for income taxes	(9,207)

Discontinued operations, net of taxes	$14,740

6.	Acquisitions

On March 1, 2006, the Company purchased two skilled nursing facilities and one skilled nursing and residential care facility in Missouri for $31,000 in cash. These facilities added approximately 436 beds to the Company’s operations.

The purchase was accounted for in accordance with SFAS No. 141 using the purchase method of accounting, which resulted in goodwill of $10,920, representing the purchase price in excess of the fair values of the tangible

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

assets acquired. The Company determined that there were no identifiable intangible assets included in the purchase. The allocation of the purchase price to the acquired assets was as follows:

Purchase price and other costs related to the purchase		$31,376
Land and land improvements	1,530
Buildings and leasehold improvements	18,071
Furniture and equipment	855

Total assets acquired		20,456

Goodwill		$10,920

The fair values of the assets acquired were determined using an income approach.

On a pro forma basis, assuming that the March 1, 2006 Missouri acquisition transaction had occurred on January 1, 2006, the Company’s 2006 consolidated results of operations would have been as follows:

Revenue	$535,373

Income from continuing operations	$17,518

Net loss available to common stockholders	$(888)

Net loss available to common stockholders per common share, basic	$(0.08)

Net loss available to common stockholders per common share, diluted	$(0.08)

On June 16, 2006, the Company purchased a long-term leasehold interest in a skilled nursing facility in Las Vegas, Nevada for $2,700 in cash and on December 15, 2006, the Company purchased a skilled nursing facility in Missouri for $8,500 in cash. These facilities added approximately 230 beds to the Company’s operations.

On February 1, 2007, the Company purchased the land, building and related improvements of one of its leased skilled nursing facilities in California for $4,300 in cash. Changing this leased facility into an owned facility resulted in no net change in the number of beds in the Company’s operations.

On April 1, 2007, the Company purchased the owned real property, tangible assets, intellectual property and related rights and licenses of three skilled nursing facilities located in Missouri for a cash purchase price of $30,647, including $647 of transaction expenses. The Company also assumed certain liabilities under related operating contracts. The transaction added approximately 426 beds, as well as 24 unlicensed apartments, to the Company’s operations. The acquisition was financed by draw downs of $30,100 on the Company’s revolving credit facility. The allocation of the purchase price to the acquired assets follows:

Purchase price and other costs related to the purchase		$30,647
Land and land improvements	$1,360
Buildings and leasehold improvements	22,415
Furniture and equipment	545
Other	90

Total assets acquired		24,410

Goodwill		$6,237

On September 1, 2007, the Company acquired substantially all the assets and assumed the operations of ten skilled nursing facilities and a hospice company, all of which are located in New Mexico, for approximately

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

$53,234, pursuant to an asset purchase agreement, dated as of July 31, 2007, as amended, by and among the Company and certain affiliates of Laurel Healthcare Providers, LLC. The acquired facilities added 1,180 beds to the Company’s operations. The acquisition was financed by borrowings of $45,000 on the Company’s revolving credit facility. The allocation of the purchase price to the acquired assets follows:

Purchase price and other costs related to the purchase		$53,234
Land and land improvements	$4,570
Buildings and leasehold improvements	12,240
Furniture and equipment	2,214
Amortizable intangibles	3,880
Other	236

Total assets acquired		23,140

Goodwill		$30,094

On a pro forma basis, assuming that the April 1, 2007 Missouri acquisitions and the September 1, 2007 New Mexico acquisitions had occurred on January 1, 2006, the Company’s consolidated results of operations would have been as follows:

	Year Ended December 31,
	2007	2006

Revenue	$688,005	$627,955

Income from continuing operations	$16,474	$17,547

Net income (loss) available to common stockholders	$9,120	$(859)

Net income (loss) available to common stockholders per common share, basic	$0.34	$(0.07)

Net income (loss) available to common stockholders per common share, diluted	$0.33	$(0.07)

7.	Business Segments

The Company has two reportable operating segments — long-term care services, which includes the operation of skilled nursing and assisted living facilities and is the most significant portion of its business, and ancillary services, which includes the Company’s rehabilitation therapy and hospice businesses. The “other” category includes general and administrative items and eliminations. The Company’s reporting segments are business units that offer different services and products, and which are managed separately due to the nature of the services provided or the products sold.

Long-term care services are provided by 74 SNFs that offer sub-acute, rehabilitative and specialty skilled nursing care, as well as 13 ALFs that provide room and board and social services. Ancillary services include rehabilitative services such as physical, occupational and speech therapy provided in the Company’s facilities and in unaffiliated facilities by its subsidiary Hallmark Rehabilitative Services, Inc. Also included in the ancillary services segment is the Company’s hospice business that began providing care to patients in October 2004.

The Company evaluates performance and allocates resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. Accordingly, earnings before interest expense (net of interest income), taxes, depreciation and amortization (“EBITDA”) is used as the primary measure

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

of each segment’s operating results because it does not include such costs as interest expense, income taxes, and depreciation and amortization which may vary from segment to segment depending upon various factors, including the method used to finance the original purchase of a segment or the tax law of the state(s) in which a segment operates. By excluding these items, the Company is better able to evaluate operating performance of the segment by focusing on more controllable measures. General and administrative overhead is not allocated to any segment for purposes of determining segment profit or loss, and is included in the “other” category in the selected segment financial data that follows. The accounting policies of the reporting segments are the same as those described in the Summary of Significant Accounting Policies (Note 2). Intersegment sales and transfers are recorded at cost plus standard mark-up; intersegment EBITDA has been eliminated in consolidation.

The following table sets forth selected financial data by business segment:

	Long-term	Ancillary
	Care Services	Services	Other(2)	Total

Year ended December 31, 2007
Revenue from external customers	$555,018	$78,987	$602	$634,607
Intersegment revenue	1,448	60,446	—	61,894

Total revenue	$556,466	$139,433	$602	$696,501

Segment capital expenditures	$27,931	$479	$988	$29,398
EBITDA(1)	$89,680	$20,296	$(19,665)	$90,311
Year ended December 31, 2006
Revenue from external customers	$469,758	$61,394	$505	$531,657
Intersegment revenue	—	51,428	—	51,428

Total revenue	$469,758	$112,822	$505	$583,085

Segment capital expenditures	$20,086	$606	$1,575	$22,267
EBITDA(1)	$75,213	$18,828	$(5,505)	$88,536
Year ended December 31, 2005
Revenue from external customers	$418,028	$44,519	$300	$462,847
Intersegment revenue	—	43,216	5,176	48,392

Total revenue	$418,028	$87,735	$5,476	$511,239

Segment capital expenditures	$9,724	$189	$1,270	$11,183
EBITDA(1)	$64,348	$14,801	$(21,588)	$57,561

(1)	EBITDA is defined as net income before depreciation, amortization and interest expense (net) and the provision for (benefit from) income taxes.

(2)	“Other” includes discontinued operations in 2005.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

The following table presents the segment assets by business segments:

	Long-term	Ancillary
	Care Services	Services	Other	Total

December 31, 2007:
Segment total assets	$600,174	$71,695	$298,238	$970,107
Goodwill and intangibles included in total assets	$447,304	$36,498	$—	$483,802
December 31, 2006:
Segment total assets	$704,797	$66,358	$67,540	$838,695
Goodwill and intangibles included in total assets(1)	$408,642	$36,550	$—	$445,192

(1)	Goodwill from the Onex Transaction was allocated based on the relative fair value of the assets on the date of the Onex Transaction.

8.	Debt

Long-term debt consists of the following at December 31:

	2007	2006

Revolving Loan, swing line subfacility, interest rate based on prime plus 1.75% (9.0% at December 31, 2007), due 2010	$8,000	$4,500
Revolving Loan, interest rate based on LIBOR plus 2.75% (7.62% at December 31, 2007) collateralized by real property, due 2010	60,000	4,000
Term Loan, interest rate based on LIBOR plus 2.00% (6.96% at December 31, 2007) collateralized by real property, due 2012	253,500	256,100
Senior Subordinated Notes, interest rate 11.0%, with an original issue discount of $652 and $1,168 at December 31, 2007 and 2006, respectively, interest payable semiannually, principal due 2014, unsecured	129,348	198,832
Notes payable, fixed interest rate 6.5%, payable in monthly installments, collateralized by a first priority deed of trust, due November 2014	1,893	2,104
Other	2,310	—
Present value of capital lease obligations at effective interest rates, collateralized by property and equipment	3,385	3,519

Total long-term debt and capital leases	458,436	469,055
Less amounts due within one year	(6,335)	(3,177)

Long-term debt and capital leases, net of current portion	$452,101	$465,878

At December 31, 2007, the Company also had outstanding letters of credit totaling $4,787 as permitted under its First Lien Credit Agreement.

Term Loan and Revolving Loan

The Amended and Restated First Lien Credit Agreement (“the Credit Agreement”), as amended following the Onex Transaction, consists of a $260,000 Term Loan (“the Term Loan”) and a $100,000 Revolving Loan (the “Revolving Loan”), of which $68,000 has been drawn and $4,800 has been drawn as a letter of credit as of December 31, 2007, leaving approximately $27,200 of additional borrowing capacity under the Revolving Loan as of December 31, 2007. The Term Loan is due in full on June 15, 2012, less principal reductions of 1% per annum

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

required on the Term Loan, payable on a quarterly basis, and the Revolving Loan is due in full on June 15, 2010. The Credit Agreement may be prepaid at any time without penalty except for LIBOR breakage costs. The Credit Agreement is secured by substantially all assets of the Company. Under the Credit Agreement, subject to certain exceptions, the Company is required to apply all of the proceeds from any issuance of debt, half of the proceeds from any issuance of equity, half of the Company’s excess annual cash flow, as defined in the Credit Agreement, and, subject to permitted reinvestments, all amounts received in connection with any sale of the Company’s assets and casualty insurance and condemnation or eminent domain proceedings, in each case to repay the outstanding amounts under the Credit Agreement. As of December 31, 2007, the loans bore interest, at the Company’s election, either at the prime rate plus an initial margin of 1.25% on the term loan and 1.75% on the revolving loan, or the LIBOR plus an initial margin of 2.25% on the Term Loan and 2.75% on the Revolving Loan and have commitment fees on the unused portions of 0.375% to 0.5%. The interest rate margin on the Term Loan can be reduced by as much as 0.50% based on the Company’s credit rating. Furthermore, the Company has the right to increase its borrowings under the Term Loan and/or the Revolving Loan up to an aggregate amount of $125,000 provided that the Company is in compliance with the Credit Agreement, that the additional debt would not cause any Credit Agreement covenant violations, and that existing lenders within the credit facility or new lenders agree to increase their commitments.

Senior Subordinated Notes

In December 2005, Acquisition issued and SHG assumed the 2014 Notes in an aggregate principal amount of $200,000, with an interest rate of 11.0%. The 2014 Notes were issued at a discount of $1,334. Interest is payable semiannually in January and July of each year. The 2014 Notes mature on January 15, 2014. The 2014 Notes are unsecured senior subordinated obligations and rank junior to all of the Company’s existing and future senior indebtedness, including indebtedness under the Amended and Restated First Lien Credit Agreement. The 2014 Notes are guaranteed on a senior subordinated basis by certain of the Company’s current and future subsidiaries (Note 13). Proceeds from the 2014 Notes were used in part to repay the Second Lien Credit Agreement.

Prior to January 15, 2009, the Company had the option to redeem up to 35.0% of the principal amount of the 2014 Notes with the proceeds of certain sales of the Company’s equity securities at 111.0% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that at least 65.0% of the aggregate principal amount of the 2014 Notes remained outstanding after the occurrence of each such redemption; and provided further that such redemption occured within 90 days after the consummation of any such sale of the Company’s equity securities. In June 2007, after completion of the Company’s initial public offering, the Company redeemed $70,000 of the 11.0% senior subordinated notes before their scheduled maturities. These notes had an interest rate of 11.0% and a maturity date of January 15, 2014. A redemption premium of $7,700 was recorded, as well as write-offs of $3,568 of unamortized debt costs and $380 of original issue discount associated with this redemption of debt.

In addition, prior to January 15, 2010, the Company may redeem the 2014 Notes in whole, at a redemption price equal to 100% of the principal amount plus a premium, plus any accrued and unpaid interest to the date of redemption. The premium is calculated as the greater of: 1.0% of the principal amount of the note and the excess of the present value of all remaining interest and principal payments, calculated using the treasury rate, over the principal amount of the note on the redemption date.

On and after January 15, 2010, the Company will be entitled to redeem all or a portion of the 2014 Notes upon not less than 30 nor more than 60 days notice, at redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date if redeemed during the 12-month period commencing on January 15, 2010, 2011 and 2012 and thereafter of 105.50%, 102.75% and 100.00%, respectively.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

Debt Covenants

The Company must maintain compliance with certain financial covenants measured on a quarterly basis, including an interest coverage minimum ratio as well as a total leverage maximum ratio.

The covenants also include certain limitations, including the incurrence of additional indebtedness, liens, investments in other businesses, annual capital expenditures and, in the case of the 2014 Notes, issuance of preferred stock. Furthermore, the Company must permanently reduce the principal amount of debt outstanding by applying the proceeds from any asset sale, insurance or condemnation payments, additional indebtedness or equity securities issuances, and 25% to 50% of excess cash flows from operations based on the leverage ratio then in effect. The Company believes that it was in compliance with its debt covenants at December 31, 2007.

Scheduled Maturities of Long-Term Debt

The scheduled maturities of long-term debt and capital lease obligations as of December 31, 2007 are as follows:

	Capital	Long-Term
	Leases	Debt	Total

2008	$1,656	$5,134	$6,790
2009	2,184	2,839	5,023
2010	—	70,855	70,855
2011	—	2,872	2,872
2012	—	243,391	243,391
Thereafter	—	130,612	130,612

	3,840	455,703	459,543
Less original issue discount at December 31, 2007	—	652	652
Less amount representing interest	455	—	455

	$3,385	$455,051	$458,436

Interest Rate Swap

The Credit Agreement exposes the Company to variability in interest payments due to changes in interest rates. If the Company’s interest rates increase, interest expense increases. Conversely, if the Company’s interest rates decrease, interest expense also decreases. In November 2007, the Company entered into a $100,000 interest rate swap agreement in order to manage fluctuations in cash flows resulting from interest rate risk. This interest rate swap changes a portion of the Company’s variable-rate cash flow exposure to fixed-rate cash flows.

For 2007, the total net gain recognized from converting from floating rate (three-month LIBOR) to fixed rate from a portion of the interest payments under the Company’s long-term debt obligations was approximately $99. At December 31, 2007, an unrealized loss of $753 (net of income tax) is included in accumulated other comprehensive income. The Company evaluates the effectiveness of the cash flow hedge, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on a quarterly basis. Should the hedge become ineffective, the change in fair value would be recognized in the consolidated statement of operations. Below is a

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

table listing the interest expense exposure detail and the fair value of the interest rate swap agreement as of December 31, 2007:

					Year Ended
	Notional		Effective		December 31,	Fair Value
Loan	Amount	Trade Date	Date	Maturity	2007	(Pre-tax)

First Lien	$100,000	10/24/07	10/31/07	12/31/09	$99	$1,228

The Company has entered into a three-year interest rate cap agreement expiring in August 2008 in the amount of $148,000. This provides the Company the right at any time during the contract period to exchange the 90-day LIBOR then in effect for a 6.0% cap on LIBOR.

The Company continues to assess its exposure to interest rate risk on an ongoing basis.

9.	Other Current Assets and Other Assets

Other current assets consisted of the following at December 31:

	2007	2006

Receivable from escrow	$7,031	$6,000
Supply inventories	2,533	2,152
Current portion of notes receivable	2,056	2,144
Other current assets	77	—

	$11,697	$10,296

Other assets consisted of the following at December 31:

	2007	2006

Equity investment in Pharmacy joint venture	$4,183	$4,170
Restricted cash	10,697	8,448
Investments	2,666	4,856
Deposits and other assets	4,915	4,695
Expenses related to initial public offering	—	1,678

	$22,461	$23,847

Equity Investment in Pharmacy Joint Venture

The Company has an investment in a joint venture which serves its pharmaceutical needs for a limited number of its Texas operations (the “APS — Summit Care Pharmacy”). APS — Summit Care Pharmacy, a limited liability company, was formed in 1995, and is owned 50% by the Company and 50% by APS Acquisition, LLC. APS — Summit Care Pharmacy operates a pharmacy in Austin, Texas and the Company pays market value for prescription drugs and receives a 50% share of the net income related to this joint venture. Based on the Company’s lack of any controlling influence, the Company’s investment in APS — Summit Care Pharmacy is accounted for using the equity method of accounting.

Restricted Cash

In August 2003, SHG formed Fountain View Reinsurance, Ltd., (the “Captive”) a wholly owned offshore captive insurance company, for the purpose of insuring its workers’ compensation liability in California. In connection with the formation of the Captive, the Company funds its estimated losses and is required to maintain

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

certain levels of cash reserves on hand. As the use of these funds is restricted, the funds are classified as restricted cash in the Company’s consolidated balance sheets. Additionally, restricted cash includes amounts on deposit at the Company’s workers’ compensation third party claims administrator.

Investments

The Company has cash reserves held by the Captive, a portion of which is invested in investment-grade corporate bonds. These investments are classified as available-for-sale. As of December 31, 2007, the $2,666 of investments consists of cash and $1,450 of corporate bonds that mature in 2008. The bonds have a net carrying amount of $1,447 as of December 31, 2007. Proceeds from the sale of securities were $3,326 and $2,887 in 2007 and 2006, respectively. Losses of $416 and $122 were realized in 2007 and 2006, respectively, as an other-than-temporary impairment of these securities.

Deposits

In the normal course of business the Company is required to post security deposits with respect to its leased properties and to many of the vendors with which it conducts business.

10.	Property and Equipment

Property and equipment consisted of the following at December 31:

	2007	2006

Land and land improvements	$55,508	$43,333
Buildings and leasehold improvements	207,447	164,105
Furniture and equipment	31,630	24,372
Construction in progress	23,215	8,913

	317,800	240,723
Less amortization and accumulated depreciation	(23,519)	(9,819)

	$294,281	$230,904

11.	Income Taxes

The income tax expense (benefit) before discontinued operations and cumulative effect of change in accounting principle consisted of the following for the years ended December 31:

	2007	2006	2005

Federal:
Current	$7,886	$14,118	$8,187
Deferred	2,710	(3,648)	(18,822)
State:
Current	2,163	2,377	695
Deferred	193	(643)	(3,108)

	$12,952	$12,204	$(13,048)

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

The income tax expense (benefit) applicable to continuing operations, discontinued operations and cumulative effect of a change in accounting principle is as follows:

	Year Ended December 31,
	2007	2006	2005

Income tax expense (benefit) on continuing operations	$12,952	$12,204	$(13,048)
Income tax on discontinued operations	—	—	9,207
Income tax benefit on cumulative effect of change in accounting principle	—	—	(1,017)

	$12,952	$12,204	$(4,858)

A reconciliation of the income tax expense (benefit) on income before discontinued operations and cumulative effect of a change in accounting principle computed at statutory rates to the Company’s actual effective tax rate is summarized as follows for the years ended December 31:

	2007	2006	2005

Federal rate (35)%	$10,535	$10,339	$2,722
State taxes, net of federal tax benefit	1,531	1,127	1,748
Change in valuation allowance	—	—	(25,177)
Reorganization costs	—	—	3,758
Interest, net of tax benefit	916	451	107
Restricted stock compensation	—	—	3,551
Other, net	(30)	287	243

	$12,952	$12,204	$(13,048)

Deferred income taxes result from temporary differences between the tax basis of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s temporary differences are primarily attributable to reporting for income tax purposes, purchase accounting adjustments, allowance for doubtful accounts, accrued professional liability and other accrued expenses.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the Company generating sufficient operating income during the periods in which temporary differences become deductible. Due to the significant improvement in the Company’s operating and financial performance, management concluded in 2005 that it was more likely than not that the majority of the remaining net deferred tax assets will be realized. Therefore, $25,177 of the valuation allowance against deferred tax assets was reversed in 2005. At December 31, 2007 and 2006, a valuation allowance of $1,300 and $1,264, respectively, remains and is attributable to certain state tax credit and tax loss carryforwards. At December 31, 2007, the Company has net operating loss carryforwards for California income tax purposes of $1,409, which are available to offset future California taxable income, if any, and expire between 2011 and 2015. In addition, the Company has Los Angeles Revitalization Zone tax credit carryforwards for California income tax purposes of $1,214, which are available to offset future California tax, if any, and expire between 2008 and 2011.

Significant judgment is required in determining the Company’s provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. While the Company believes that its tax return positions are supportable, there are certain positions that may not be sustained upon review by tax authorities. While the Company believes that adequate accruals have been made for such positions,

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

the final resolution of those matters may be materially different than the amounts provided for in the Company’s historical income tax provisions and accruals.

Significant components of the Company’s deferred income tax assets and liabilities at December 31 are as follows:

	2007		2006
		Non-		Non-
	Current	Current	Current	Current

Deferred income tax assets:
Vacation and other accrued expenses	$3,849	$2,437	$3,915	$1,704
Allowance for doubtful accounts	3,778	—	3,033	—
Professional liability accrual	6,482	6,206	6,540	8,392
Rent accrual	528	1,454	142	1,543
Asset retirement obligation, net	—	1,232	—	1,187
Other	331	1,395	—	1,503

Total deferred income tax assets	14,968	12,724	13,630	14,329

Deferred income tax liabilities:
Intangible assets	—	(11,007)	—	(11,561)
Fixed assets	—	(2,714)	—	—
Other	—	—	(382)	—

Total deferred income tax liabilities	—	(13,721)	(382)	(11,561)

Net deferred income tax assets	14,968	(997)	13,248	2,768
Valuation allowance	—	(1,300)	—	(1,264)

Net deferred income tax assets (liabilities)	$14,968	$(2,297)	$13,248	$1,504

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.

As a result of the adoption of FIN 48, the Company recognized an increase in taxes payable and goodwill of $1,544 as of January 1, 2007. As of the date of adoption, the Company’s gross liability for income taxes associated with uncertain tax positions totaled $11,107. The FIN 48 liability is presented net of the non-current income taxes receivable and non-current deferred taxes on the accompanying consolidated balance sheets.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits at January 1, 2007 and December 31, 2007 is as follows:

Balance at January 1, 2007	$11,107
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	1,482
Reductions for tax positions of prior years	(1,482)
Settlements	(80)
Reductions for lapses of statutes	—

Balance at December 31, 2007	$11,027

At December 31, 2007, the total amount of unrecognized tax benefit was $11,027. As a result of the anticipated adoption of SFAS 141R in fiscal 2009 and based upon expected reversal patterns of unrecognized tax benefits, the Company currently anticipates that, if reversed, $6,804 of the decrease in unrecognized tax benefits would result in a reduction in 2008 to goodwill recorded in connection with the acquisition of the Company by Onex, with the remaining balance resulting in a benefit to the provision for income taxes in 2009 and subsequent years.

The Company recognizes interest and penalties related to uncertain tax positions in the provision (benefit) for income taxes line item of the consolidated statements of operations. As of January 1, 2007, the Company had accrued approximately $2,723 in interest and penalties, net of approximately $600 of tax benefit, related to unrecognized tax benefits. As of December 31, 2007, the Company has accrued approximately $3,553 in interest and penalties, net of approximately $1,132 of tax benefit. A substantial portion of the accrued interest and penalties relates to periods prior to the acquisition of the Company by Onex. If reversed, approximately $2,125 of the reversal of interest and penalties would result in a reduction to goodwill.

The Company is subject to taxation in the United States and in various state jurisdictions. The Company’s tax years 2003 and forward are subject to examination by the IRS and from 2002 forward by the Company’s material state jurisdictions. During the first quarter of 2007, the Company agreed to an adjustment related to depreciation claimed on its 2003 federal tax return and has paid an assessment. With normal closures of the statute of limitations and the agreed upon settlement for depreciation, the Company anticipates that there is a reasonable possibility that the amount of unrecognized tax benefits will decrease by $6,804 within the next 12 months.

12.	Stockholders’ Equity

In December 2005, in connection with the Onex Transaction, the Sponsors, the Rollover Investors and certain new investors that invested in Skilled received an aggregate of 11,299 shares of Skilled common stock for a purchase price of $0.20 per share and 22 shares of Skilled Series A convertible preferred stock for a purchase price of $9,900 per share (the “Series A Purchase Price”).

Dividends accrued on the then outstanding Skilled Series A convertible preferred stock on a daily basis at a rate of 8% per annum on the sum of the Series A Purchase Price and the accumulated and unpaid dividends thereon. Such dividends accrued whether or not they were declared and whether or not there were profits, surplus or other funds of Skilled legally available for the payment of dividends. At December 31, 2007, 2006 and 2005, cumulative dividends under the Series A convertible preferred stock were $0, $18,652 and $246, respectively.

In April 2007, the Company’s board of directors approved the Company’s amended and restated certificate of incorporation, which became effective on May 18, 2007. The amended and restated certificate of incorporation:

•	authorized 25,000 shares of preferred stock, $0.001 par value per share;

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

•	authorized 175,000 shares of class A common stock, voting power of one vote per share, $0.001 par value per share;

•	authorized 30,000 shares of class B common stock, voting power of ten votes per share, $0.001 par value per share; and

•	provided for mandatory and optional conversion of the class B common stock into class A common stock on a one-for-one basis under certain circumstances.

In April 2007, the Company’s board of directors also approved a 507-for-one split of the Company’s common stock. Share numbers and per share amounts for all periods presented in the Company’s consolidated financial statements and related notes reflect the effects of this stock split.

In May 2007, in connection with the Company’s initial public offering, the Company sold 8,333 shares of class A common stock and the selling stockholders sold 10,833 shares of class A common stock, each at the initial public offering price of $15.50, for net proceeds to the Company of approximately $116,793. Concurrently with the closing of the initial public offering, all 22 outstanding shares of class A preferred stock converted into 14,251 shares of the Company’s new class B common stock. An additional 1,677 shares of the Company’s new class B common stock were issued due to the dividend accretion on the class A preferred stock.

Dividend Payment

In June 2005, SHG entered into the Lien Agreements (Note 8). The proceeds of this financing were used to refinance SHG’s existing indebtedness, fully redeem SHG’s then outstanding Series A Preferred Stock and pay a special dividend in the amount of $108,604 to SHG’s then-existing stockholders.

At the time that SHG declared and paid the dividend, the board of directors of SHG determined that the value of its surplus was sufficient to declare and pay the dividend and that the payment of the dividend would not cause the Company to be insolvent. The board of directors of SHG accordingly determined that it was permitted by Delaware General Corporation Law to pay the dividend.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholder’s equity but are excluded from net income. The Company’s other comprehensive income consists of net deferred gains and losses on the Company’s interest rate swap accounted for as cash flow hedges.

2005 Restricted Stock Plan

In December 2005, Skilled’s board of directors adopted a restricted stock plan with respect to Skilled’s class B common stock (the “Restricted Stock Plan”). The Restricted Stock Plan provided for awards of restricted stock to Skilled’s and its subsidiaries’ officers and other key employees. Such grants of restricted stock were required to be evidenced by restricted stock agreements and were subject to the vesting and other requirements as determined at the time of grant by a committee appointed by Skilled’s board of directors. Restricted shares of each initial participant vest (i) 25% on the date of grant and (ii) 25% on each of the first three anniversaries of the date of grant, unless such initial participant ceases to be an employee of or consultant to Skilled or any of its subsidiaries on the relevant anniversary date. In addition, all restricted shares will vest in the event that a third party acquires (i) enough of Skilled’s capital stock to elect a majority of its board of directors or (ii) all or substantially all of the assets of Skilled and its subsidiaries. As of December 31, 2007, the aggregate number of shares of class B stock issued under the Restricted Stock Plan was 1,324. As of April 2007, no new shares of common stock are available for issuance under this plan.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

2007 Incentive Award Plan

In April 2007, Skilled’s board of directors adopted the Skilled Healthcare Group, Inc. 2007 Incentive Award Plan (the “2007 Plan”) that provides for cash-based and equity-based awards to the Company’s officers and other key employees. Under the 2007 Plan, an aggregate number of 1,123 shares of the Company’s class A stock was authorized for issuance.

Awards granted under the 2007 Plan are subject to vesting and other requirements as determined at the time of grant by a committee appointed by Skilled’s board of directors. Restricted stock awards are amortized over their applicable vesting period using the straight-line method. As of December 31, 2007, the aggregate number of class A stock issued under the 2007 plan was 78.

Under the 2007 Plan, incentive and nonqualified stock options may be granted to eligible participants for the right to purchase common stock at a specified price which may not be less than the fair market value on the date of the grant. Based on the terms of individual option grants, options granted under the 2007 Plan generally expire 10 years after the grant date and generally become exercisable over a period of four years, with annual vesting, based on continued employment. As of December 31, 2007, the Company had granted 169 options to purchase shares of class A common stock. There were no options issued or outstanding at December 31, 2006 or 2005.

During the year ended December 31, 2007, the following restricted stock award activity occurred under the Company’s existing plans:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Non-vested balance at December 31, 2006	680	$0.20
Granted	78	14.23
Vested	(332)	0.20
Forfeited	(18)	0.20

Non-vested balance at December 31, 2007	408	$2.85

As of December 31, 2007, there was approximately $936 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of 1.5 years.

The fair value of the stock option grants for the year ended December 31, 2007 under SFAS No. 123R was estimated on the date of the grants using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	4.51%
Expected life	5.85 years
Dividend yield	0%
Volatility	32.7%
Estimated forfeitures	9.00%
Weighted-average fair value	$6.16

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

The following table summarizes stock option activity for the year ended December 31, 2007:

Weighted-
Average
		Weighted -	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding at December 31, 2006	—	$—
Granted	169	$15.42
Exercised	—	$—
Forfeited or cancelled	—	$—

Outstanding at December 31, 2007	169	$15.42	9.47	$—

Exercisable at December 31, 2007	34	$15.50	9.37	$—

No options were exercised during the year ended December 31, 2007. As of December 31, 2007, the total compensation costs related to unvested stock option grants not yet recognized was $658. The fair value of options that vested during 2007 was $204. Upon option exercise, the Company will issue new shares of stock.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable. As of December 31, 2007, the outstanding and exercisable options had no intrinsic value.

13.	Commitments and Contingencies

Leases

The Company leases certain of its facilities under non-cancelable operating leases. The leases generally provide for payment of property taxes, insurance and repairs, and have rent escalation clauses, principally based upon the Consumer Price Index or other fixed annual adjustments.

The future minimum rental payments under non-cancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2007 are as follows:

2008	16,827
2009	16,918
2010	15,467
2011	14,765
2012	14,038
Thereafter	72,895

$150,910

Litigation

As is typical in the healthcare industry, the Company has experienced an increasing trend in the number and severity of litigation claims asserted against it. While the Company believes that it provides quality care to its patients and is in substantial compliance with regulatory requirements, a legal judgment or adverse governmental investigation could have a material negative effect on the Company’s financial position, results of operations or cash flows.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

The Company is involved in various lawsuits and claims arising in the ordinary course of business. These other matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to the Company’s consolidated financial position, results of operations or cash flows.

Under GAAP, the Company establishes an accrual for an estimated loss contingency when it is both probable that an asset has been impaired or that a liability has been incurred and the amount of the loss can be reasonably estimated. Given the uncertain nature of litigation generally, and the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation or claim, the Company is currently unable to predict the ultimate outcome of any litigation, investigation or claim, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome. While the Company believes that the liability, if any, resulting from the aggregate amount of uninsured damages for any outstanding litigation, investigation or claim will not have a material adverse effect on its consolidated financial position, results of operations or cash flows, in view of the uncertainties discussed above, the Company could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of any litigation, investigation or claim to which it is a party or the impact on the Company of an adverse ruling in such matters. As additional information becomes available, the Company will assess its potential liability and revise its estimates.

Insurance

The Company maintains insurance for general and professional liability, workers’ compensation, employee benefits liability, property, casualty, directors’ and officers’ liability, inland marine, crime, boiler and machinery, automobile, employment practices liability and earthquake and flood. The Company believes that its insurance programs are adequate and where there has been a direct transfer of risk to the insurance carrier, the Company does not recognize a liability in the consolidated financial statements.

Workers’ Compensation

The Company has maintained workers’ compensation insurance as statutorily required. Most of its commercial workers’ compensation insurance purchased is loss sensitive in nature. As a result, the Company is responsible for adverse loss development. Additionally, the Company self-insures the first unaggregated $1,000 per workers’ compensation claim in California, Nevada and New Mexico.

The Company has elected to not carry workers’ compensation insurance in Texas and it may be liable for negligence claims that are asserted against it by its employees.

The Company has purchased guaranteed cost policies for Kansas and Missouri. There are no deductibles associated with these programs.

The Company recognizes a liability in its consolidated financial statements for its estimated self-insured workers’ compensation risks. Historically, estimated liabilities have been sufficient to cover actual claims.

General and Professional Liability

The Company’s skilled nursing and assisted living services subject it to certain liability risks. Malpractice claims may be asserted against the Company if its services are alleged to have resulted in patient injury or other adverse effects, the risk of which may be greater for high-acuity patients, such as those receiving specialty and sub-acute services, than for traditional long-term care patients. The Company has from time to time been subject to malpractice claims and other litigation in the ordinary course of business.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

From April 10, 2001 to August 31, 2006, the Company maintained a retrospectively rated claims-made policy with a self-insured retention of $250 for its California and Nevada facilities and $1,000 for its Texas facilities. This policy had a per occurrence and total aggregate limit of $5,000 for professional liability and general liability losses.

The Company has a professional and general liability claims-made-based insurance policy with an individual claim limit of $2,000 per loss and a $6,000 annual aggregate limit for its California, Texas and Nevada facilities. The New Mexico facilities that were acquired on September 1, 2007 are also covered by this policy. Under this program, the Company retains an unaggregated $1,000 self-insured professional and general liability retention per claim.

The Company’s Kansas facilities are insured on an occurrence basis with an occurrence and annual coverage limit of $1,000 and $3,000, respectively, and there are no self-insurance retentions under these contracts. The Company’s Missouri facilities are underwritten on a claims-made basis with no self-insured retention and have an individual annual claim and aggregate coverage limit of $1,000 and $3,000, respectively.

In September 2004, the Company purchased a multi-year aggregate excess professional and general liability insurance policy providing an additional $10,000 of coverage for losses arising from claims in excess of $5,000 in California, Texas, Nevada, Kansas or Missouri. As of September 1, 2006, this excess coverage was modified to increase the coverage to $12,000 for losses arising from claims in excess of $3,000 which are reported after the September 1, 2006 change. The New Mexico facilities are also covered under this policy.

A summary of the liabilities related to insurance risks are as follows:

	December 31,
	2007							2006
	General and							General and
	Professional		Employee		Workers’			Professional		Employee		Workers’
	Liability		Medical		Compensation		Total	Liability		Medical		Compensation	Total

Reserve for insurance risks:
Current	$15,909	(1)	$1,070	(2)	$3,546	(2)	$20,525	$16,056	(1)	$946	(2)	$3,064(2)	$20,066
Non-current	15,230		—		9,018		24,248	20,591		—		7,715	28,306

	$31,139		$1,070		$12,564		$44,773	$36,647		$946		$10,779	$48,372

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.

Hallmark Indemnification

Hallmark Investment Group, Inc. (“Hallmark”), the Company’s wholly owned rehabilitation services subsidiary, provides physical, occupational and speech therapy services to various unaffiliated skilled nursing facilities. These unaffiliated skilled nursing facilities are reimbursed for these services from the Medicare Program and other third-party payors. Hallmark has indemnified these unaffiliated skilled nursing facilities from a portion of certain disallowances of these services. Additionally, to the extent a RAC is successful in making a claim for recoupment of revenue from any of these skilled nursing facilities, the Company will typically be required to indemnify them for this loss. RAC recoupment risk is described in Risks and Uncertainties (Note 2).

Financial Guarantees

Substantially all of the Company’s subsidiaries guarantee the 11.0% senior subordinated notes maturing on January 15, 2014, the Company’s first lien senior secured term loan and the Company’s revolving credit facility

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

(Note 8). The guarantees provided by the subsidiaries are full and unconditional and joint and several. Other subsidiaries of the Company that are not guarantors are considered minor.

Purchase Commitment

As of December 31, 2007, the Company had a commitment of $11,933 related to the development of a skilled nursing facility in Dallas, Texas.

14.	Material Transactions with Related Parties

Agreement with Onex Partners Manager LP

Upon completion of the Transactions, the Company entered into an agreement with Onex Partners Manager LP, or Onex Manager, a wholly owned subsidiary of Onex Corporation. In exchange for providing the Company with corporate finance and strategic planning consulting services, the Company pays Onex Manager an annual fee of $500.

15.	Defined Contribution Plan

The Company sponsors a defined contribution plan covering substantially all employees who meet certain eligibility requirements. In the years ended December 31, 2006 and 2005, the Company did not contribute to this plan. In 2007, the Company recorded $482 of matching contributions, which were funded in February 2008.

16.	Quarterly Financial Information (Unaudited)

The following table summarizes unaudited quarterly financial data for the years ended December 31, 2007 and 2006 (amounts in thousands, except per share data):

	Quarter Ended
	December 31	September 30	June 30	March 31

2007:
Revenue	$177,393	$161,468	$151,091	$144,655
Total expense	155,405	140,489	130,663	125,365
Other income (expenses), net	(9,475)	(9,314)	(22,537)	(11,258)

Income before provision for income taxes	12,513	11,665	(2,109)	8,032
Provision (benefit) for income taxes	5,329	4,801	(556)	3,378

Net income (loss)	7,184	6,864	(1,553)	4,654
Accretion on preferred stock	—	—	(2,582)	(4,772)

Net (loss) income attributable to common stockholders	$7,184	$6,864	$(4,135)	$(118)

Net (loss) income per share data:
Net (loss) income per common share, basic	$0.20	$0.19	$(0.18)	$(0.01)
Net (loss) income per common share, diluted	$0.19	$0.19	$(0.18)	$(0.01)
Weighted average common shares outstanding, basic	36,249	36,236	23,437	11,959
Weighted average common shares outstanding, diluted	36,886	36,917	23,437	11,959

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

	Quarter Ended
	December 31	September 30	June 30	March 31
	(Unaudited)

2006
Revenue	$139,904	$135,396	$131,171	$125,186
Total expenses	119,444	117,683	113,603	108,002
Other income (expenses), net	(10,957)	(11,164)	(10,782)	(10,481)

Income before provision for income taxes	9,503	6,549	6,786	6,703
Provision for income taxes	3,944	2,588	3,071	2,601

Net income	5,559	3,961	3,715	4,102
Accretion on preferred stock	(4,781)	(4,684)	(4,540)	(4,401)

Net (loss) income attributable to common stockholders	$778	$(723)	$(825)	$(299)

Net (loss) income per share data:
Net (loss) income per common share, basic	$0.07	$(0.06)	$(0.07)	$(0.03)
Net (loss) income per common share, diluted	$0.06	$(0.06)	$(0.07)	$(0.03)
Weighted average common shares outstanding, basic	11,653	11,636	11,634	11,618
Weighted average common shares outstanding, diluted	12,003	11,636	11,634	11,618

Earnings per basic and diluted share are computed independently for each of the quarters presented based upon basic and diluted shares outstanding per quarter and therefore may not sum to the totals for the year.

(a)	2. Financial Statement Schedule:

SKILLED HEALTHCARE GROUP, INC.

SCHEDULE II — VALUATION ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period
	(In thousands)

Accounts receivable allowances
Year Ended December 31, 2007	$7,889	$6,116	$(4,288)	$9,717
Year Ended December 31, 2006	$5,678	$5,791	$(3,580)	$7,889
Year Ended December 31, 2005	$4,750	$4,468	$(3,540)	$5,678
Notes receivable allowances
Year Ended December 31, 2007	$—	$—	$—	$—
Year Ended December 31, 2006	$631	$(352)	$(279)	$—
Year Ended December 31, 2005	$1,288	$(500)	$(157)	$631

(1)	Uncollectible accounts written off, net of recoveries

S-1

INDEX OF EXHIBITS

Number	Description

2.1	Agreement and Plan of Merger, dated as of October 22, 2005, among SHG Acquisition Corp., SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc. (filed as Exhibit 2.1 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference)
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated October 22, 2005, by and between SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc. (filed as Exhibit 2.2 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference)
2.3	Asset Purchase Agreement, dated as of January 31, 2006, by and among Skilled Healthcare Group, Inc., each of the entities listed on Schedule 2.1 thereto, M. Terence Reardon and M. Sue Reardon, individually and as Trustee of the M. Terence Reardon Trust U.T.A. dated June 26, 2003, and M. Sue Reardon and M. Terence Reardon, as Trustees of the M. Sue Reardon Trust U.T.A. dated June 26, 2003 (filed as Exhibit 2.3 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference)
2.4	Agreement and Plan of Merger, dated as of February 7, 2007, by and among SHG Holding Solutions, Inc., and Skilled Healthcare Group, Inc. (filed as Exhibit 2.4 to our Registration Statement on Form S-1/A, No. 333-137897, filed on February 9, 2007, and incorporated herein by reference).
2.5	Asset Purchase Agreement, dated February 8, 2007, by and among Skilled Healthcare Group, Inc., Raymore Care Center LLC, Blue River Care Center LLC, MLD Healthcare LLC, Blue River Real Estate LLC, MLD Real Estate LLC, Melvin Dunsworth and Raymore Health Care, Inc. (filed as Exhibit 2.5 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 23, 2007, and incorporated herein by reference).
2.6	Asset Purchase Agreement, dated as of July 31, 2007, by and among Skilled Healthcare Group, Inc. and certain affiliates of Laurel Healthcare Providers, LLC (filed as Exhibit 2.6 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference ).
3.1	Amended and Restated Certificate of Incorporation of Skilled Healthcare Group, Inc. (filed as Exhibit 3.2 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).
3.2	Amended and Restated By-Laws of Skilled Healthcare Group, Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).
3.3	Certificate of Ownership and Merger of Skilled Healthcare Group, Inc., dated February 7, 2007 (filed as Exhibit 3.1.1 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).
4.1	Indenture, dated as of December 27, 2005, by and among SHG Acquisition Corp., Wells Fargo Bank, N.A. and certain subsidiaries of Skilled Healthcare Group, Inc. (filed as Exhibit 4.2 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).
4.2	Registration Rights Agreement, dated as of December 27, 2005, by and among SHG Acquisition Corp., all the subsidiaries of Skilled Healthcare Group, Inc. listed therein, Credit Suisse First Boston, LLC and J.P. Morgan Securities, Inc. (filed as Exhibit 4.3 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).
4.3	Investor Stockholders’ Agreement, dated as of December 27, 2005, among SHG Holding Solutions, Inc., Onex Partners LP and the stockholders listed on the signature pages thereto (filed as Exhibit 4.4 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).
4.4	Registration Agreement dated as of December 27, 2005, among SHG Holding Solutions, Inc. and the persons listed thereon (filed as Exhibit 4.5 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).
4.5	Form of specimen certificate for Skilled Healthcare Group, Inc.’s class A common stock (filed as Exhibit 4.1 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).
4.6	Form of 11% Senior Subordinated Notes due 2014 (included in exhibit 4.5).

Number		Description

10	.1*	Skilled Healthcare Group, Inc. Restricted Stock Plan (filed as Exhibit 10.1 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.2*	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10.3		Second Amended and Restated First Lien Credit Agreement, dated as of December 27, 2005, by and among SHG Holding Solutions, Inc., Skilled Healthcare Group, Inc., the financial institutions party thereto, and Credit Suisse, Cayman Islands, as administrative agent and collateral agent (filed as Exhibit 10.4 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.4*	Employment Agreement, dated December 27, 2005, by and between Skilled Healthcare Group, Inc. and Boyd Hendrickson (filed as Exhibit 10.5 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.5*	Employment Agreement, dated December 27, 2005, by and between Skilled Healthcare Group, Inc. and Jose Lynch (filed as Exhibit 10.6 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.6*	Employment Agreement, dated December 27, 2005, by and between Skilled Healthcare Group, Inc. and John E. King (filed as Exhibit 10.7 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.7*	Employment Agreement, dated December 27, 2005, by and between Skilled Healthcare Group, Inc. and Roland G. Rapp (filed as Exhibit 10.8 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.8*	Employment Agreement, dated December 27, 2005, by and between Skilled Healthcare Group, Inc. and Mark Wortley (filed as Exhibit 10.9 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.9*	Trigger Event Cash Bonus Agreement, dated April 30, 2005, by and between Skilled Healthcare Group, Inc. and John E. King (filed as Exhibit 10.10 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated by reference herein).
10	.10*	Trigger Event Cash Bonus Agreement, dated April 30, 2005, by and between Skilled Healthcare Group, Inc. and Mark Wortley (filed as Exhibit 10.11 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10.11		Lease, dated as of August 26, 2002, by and between CT Foothill 10/241, LLC, and Fountain View, Inc., and amendments thereto (filed as Exhibit 10.13 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10.12		First Amendment to Second Amended and Restated First Lien Credit Agreement, dated as of January 31, 2007, by and among Skilled Healthcare Group, Inc., SHG Holding Solutions, Inc., the financial institutions parties thereto, and Credit Suisse, Cayman Islands, as administrative agent and collateral agent (filed as Exhibit 10.12 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 23, 2007 and incorporated herein by reference).
10	.13*	Employment Agreement, dated as of August 14, 2007, by and between Skilled Healthcare LLC and Christopher N. Felfe (filed as Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference).
10	.14*	Side Letter, dated as of August 14, 2007, by and between Skilled Healthcare, LLC and Christopher N. Felfe (filed as Exhibit 10.2 to our Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference).
10	.15*	Skilled Healthcare Group, Inc. 2007 Incentive Award Plan (filed as Exhibit 10.3 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).
10	.16*	Form of Indemnification Agreement with Skilled Healthcare Group’s directors, executive officers and certain employees (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).(1)
10.17		Instrument of Joinder, dated as of May 11, 2007, by and among Skilled Healthcare Group, Inc., Bank of America, N.A., UBS Loan Finance LLC and Credit Suisse, Cayman Islands Branch (filed as Exhibit 10.3 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

Number		Description

10	.18*	Employment Agreement, dated as of November 30, 2007, by and between Skilled Healthcare LLC and Devasis Ghose (filed as Exhibit 10.1 to our Form 8-K dated November 30, 2007, and incorporated herein by reference).
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boyd Hendrickson.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. King.
32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Skilled Healthcare Group, Inc. has entered into an indemnification agreement with the following individuals: Boyd Hendrickson, Chairman of the Board, Chief Executive Officer and Director; Jose Lynch, President, Chief Operating Officer and Director; Devasis Ghose, Executive Vice President, Treasurer and Chief Financial Officer (upon John E. King departure); John E. King, Executive Vice President, Treasurer and Chief Financial Officer; Roland Rapp, General Counsel, Secretary and Chief Administrative Officer; Mark Wortley, Executive Vice President and President of Ancillary Subsidiaries; Christopher N. Felfe, Senior Vice President, Finance and Chief Accounting Officer; Susan Whittle, Senior Vice President and Chief Compliance Officer; Robert M. Le Blanc, Lead Director; Michael E. Boxer, Director; John M. Miller, Director; M. Bernard Puckett, Director; Glenn S. Schafer, Director; William C. Scott, Director; Michael D. Stephens, Director; Kelly Atkins, Senior Vice President of Operations, Pacific Division; Brad Gibson, Senior Vice President of Operations, Finance; Matt Moore, Senior Vice President of Operations, Midwest Division; Aisha Salaam, Senior Vice President of Professional Services.