Form 10-Q
period 2008-03-31
Skilled Healthcare Group, Inc.
filed 2008-05-07
CIK 1351051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                       to                     .
Commission file number: 001-33459
Skilled Healthcare Group, Inc.
(Exact name of registrant as specified in its charter)
SEE TABLE OF ADDITIONAL REGISTRANTS BELOW

Delaware (State or other jurisdiction of incorporation or organization)	20-3934755 (IRS Employer Identification No.)

27442 Portola Parkway, Suite 200 Foothill Ranch, California (Address of principal executive offices)	92610 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on May 1, 2008.
Class A common stock, $0.001 par value — 19,432,399 shares
Class B common stock, $0.001 par value — 17,632,539 shares

TABLE OF ADDITIONAL REGISTRANTS

	(State or Other	(Primary Standard
	Jurisdiction of	Industrial
	Incorporation or	Classification Code	(I.R.S. Employer
(Exact Names of Registrants as Specified in Their Charters)	Organization)	Number)	Identification No.)
Albuquerque Heights Healthcare and Rehabilitation Center, LLC	Delaware	8051	26-0675040
Alexandria Care Center, LLC	Delaware	8051	95-4395382
Alta Care Center, LLC	Delaware	8051	20-0081141
Anaheim Terrace Care Center, LLC	Delaware	8051	20-0081125
Baldwin Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-1854609
Bay Crest Care Center, LLC	Delaware	8051	20-0081158
Belen Meadows Healthcare and Rehabilitation Center, LLC	Delaware	8051	26-0675094
Blue River Rehabilitation Center, LLC	Delaware	8051	20-8386525
Briarcliff Nursing and Rehabilitation Center GP, LLC	Delaware	6700	20-0080490
Briarcliff Nursing and Rehabilitation Center, LP	Delaware	8051	20-0081646
Brier Oak on Sunset, LLC	Delaware	8051	95-4212165
Cameron Nursing and Rehabilitation Center, LLC	Delaware	8051	20-8571379
Canyon Transitional Rehabilitation Center, LLC	Delaware	8051	26-0675157
Carehouse Healthcare Center, LLC	Delaware	8051	20-0080962
Carmel Hills Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-4214320
Chestnut Property, LLC	Delaware	6500	20-8386994
Clairmont Beaumont GP, LLC	Delaware	6700	20-0080531
Clairmont Beaumont, LP	Delaware	8051	20-0081662
Clairmont Longview GP, LLC	Delaware	6700	20-0080552
Clairmont Longview, LP	Delaware	8051	20-0081682
Clovis Healthcare and Rehabilitation Center, LLC	Delaware	8051	26-0675210
Colonial New Braunfels Care Center, LP	Delaware	8051	20-0081694
Colonial New Braunfels GP, LLC	Delaware	6700	20-0080585
Colonial Tyler Care Center, LP	Delaware	8051	20-0081705
Colonial Tyler GP, LLC	Delaware	6700	20-0080596
Coronado Nursing Center GP, LLC	Delaware	6700	20-0080630
Coronado Nursing Center, LP	Delaware	8051	20-0081776
Devonshire Care Center, LLC	Delaware	8051	20-0080978
East Sunrise Property, LLC	Delaware	6500	20-8387041
East Walnut Property, LLC	Delaware	6500	20-4214556
Elmcrest Care Center, LLC	Delaware	8051	95-4274740
Euclid Property, LLC	Delaware	6500	20-8387105
Eureka Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-0146285
Flatonia Oak Manor GP, LLC	Delaware	6700	20-0080645
Flatonia Oak Manor, LP	Delaware	8051	20-0081788
Fountain Care Center, LLC	Delaware	8051	20-0081005
Fountain Senior Assisted Living, LLC	Delaware	8360	20-0081024
Fountain View Subacute and Nursing Center, LLC	Delaware	8051	95-2506832
Glen Hendren Property, LLC	Delaware	6500	20-4214585
Granada Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-0146353
Guadalupe Valley Nursing Center GP, LLC	Delaware	6700	20-0080693
Guadalupe Valley Nursing Center, LP	Delaware	8051	20-0081801
Hallettsville Rehabilitation and Nursing Center, LP	Delaware	8051	20-0081807
Hallettsville Rehabilitation GP, LLC	Delaware	6700	20-0080721
Hallmark Investment Group, Inc.	Delaware	6700	95-4644786
Hallmark Rehabilitation GP, LLC	Delaware	8051	20-0083989
Hallmark Rehabilitation, LP	Delaware	8051	20-0084046
Hancock Park Rehabilitation Center, LLC	Delaware	8051	95-3918421
Hancock Park Senior Assisted Living, LLC	Delaware	8051	95-3918420
Hemet Senior Assisted Living, LLC	Delaware	8051	20-0081183
Highland Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-1854718
Holmesdale Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-4214404
Holmesdale Property, LLC	Delaware	6500	20-4214625

	(State or Other	(Primary Standard
	Jurisdiction of	Industrial
	Incorporation or	Classification Code	(I.R.S. Employer
(Exact Names of Registrants as Specified in Their Charters)	Organization)	Number)	Identification No.)
Hospice Care Investments, LLC	Delaware	6700	20-0674503
Hospice Care of the West, LLC	Delaware	8080	20-0662232
Hospice of the West, LP	Delaware	8080	20-1138347
Hospitality Nursing and Rehabilitation Center, LP	Delaware	8051	20-0081818
Hospitality Nursing GP, LLC	Delaware	6700	20-0080750
Leasehold Resource Group, LLC	Delaware	6500	20-0083961
Liberty Terrace Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-4214454
Live Oak Nursing Center GP, LLC	Delaware	6700	20-0080766
Live Oak Nursing Center, LP	Delaware	8051	20-0081828
Louisburg Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-1854747
Montebello Care Center, LLC	Delaware	8051	20-0081194
Monument Rehabilitation and Nursing Center, LP	Delaware	8051	20-0081831
Monument Rehabilitation GP, LLC	Delaware	6700	20-0080781
Oak Crest Nursing Center GP, LLC	Delaware	6700	20-0080801
Oak Crest Nursing Center, LP	Delaware	8051	20-0081841
Oakland Manor GP, LLC	Delaware	6700	20-0080814
Oakland Manor Nursing Center, LP	Delaware	8051	20-0081854
Pacific Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-0146398
Preferred Design, LLC	Delaware	7300	20-4645757
Richmond Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-1854787
Rio Hondo Subacute and Nursing Center, LLC	Delaware	8051	95-4274737
Rossville Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-1854816
Royalwood Care Center, LLC	Delaware	8051	20-0081209
Sandpiper Healthcare and Rehabilitation Center, LLC	Delaware	8051	26-2146280
Seaview Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-0146473
Sharon Care Center, LLC	Delaware	8051	20-0081226
Shawnee Gardens Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-1854845
SHG Project Dallas, LLC	Delaware	8051	20-5855298
SHG Resources, LP	Delaware	6500	20-0084078
Skies Healthcare and Rehabilitation Center, LLC	Delaware	8051	26-0675263
Skilled Healthcare, LLC	Delaware	7300	20-0084014
South Swope Property, LLC	Delaware	6500	20-5855449
Southwest Payroll Services, LLC	Delaware	7300	41-2115227
Southwood Care Center GP, LLC	Delaware	6700	20-0080824
Southwood Care Center, LP	Delaware	8051	20-0081861
Spring Senior Assisted Living, LLC	Delaware	8360	20-0081045
St. Anthony Healthcare and Rehabilitation Center, LLC	Delaware	8051	26-0675327
St. Catherine Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-8386337
St. Elizabeth Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-1609072
St. John Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-8386810
St. Luke Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-0366729
St. Joseph Transitional Rehabilitation Center, LLC	Delaware	8051	20-4974918
St. Theresa Healthcare and Rehabilitation Center, LLC	Delaware	8051	26-0675370
Summit Care Corporation	Delaware	6700	95-3656297
Summit Care Pharmacy, Inc.	Delaware	6700	95-3747839
Sycamore Park Care Center, LLC	Delaware	8051	95-2260970
Texas Cityview Care Center GP, LLC	Delaware	6700	20-0080841
Texas Cityview Care Center, LP	Delaware	8051	20-0081871
Texas Heritage Oaks Nursing and Rehabilitation Center GP, LLC	Delaware	6700	20-0080949
Texas Heritage Oaks Nursing and Rehabilitation Center, LP	Delaware	8051	20-0081888
The Clairmont Tyler GP, LLC	Delaware	6700	20-0080856
The Clairmont Tyler, LP	Delaware	8051	20-0081909
The Earlwood, LLC	Delaware	8051	20-0081060
The Heights of Summerlin, LLC	Delaware	8051	20-1380043

	(State or Other	(Primary Standard
	Jurisdiction of	Industrial
	Incorporation or	Classification Code	(I.R.S. Employer
(Exact Names of Registrants as Specified in Their Charters)	Organization)	Number)	Identification No.)
The Rehabilitation Center of Albuquerque, LLC	Delaware	8051	26-0675426
The Rehabilitation Center of Independence, LLC	Delaware	8051	20-5855354
The Rehabilitation Center of Raymore, LLC	Delaware	8051	20-8386866
The Woodlands Healthcare Center GP, LLC	Delaware	6700	20-0080888
The Woodlands Healthcare Center, LP	Delaware	8051	20-0081923
Town and Country Manor GP, LLC	Delaware	6700	20-0080866
Town and Country Manor, LP	Delaware	8051	20-0081914
Valley Healthcare Center, LLC	Delaware	8051	20-0081076
Villa Maria Healthcare Center, LLC	Delaware	8051	20-0081090
Vintage Park at Atchison, LLC	Delaware	8360	20-1854925
Vintage Park at Baldwin City, LLC	Delaware	8360	20-1854971
Vintage Park at Gardner, LLC	Delaware	8360	20-1855022
Vintage Park at Lenexa, LLC	Delaware	8360	20-1855099
Vintage Park at Louisburg, LLC	Delaware	8360	20-1855153
Vintage Park at Osawatomie, LLC	Delaware	8360	20-1855502
Vintage Park at Ottawa, LLC	Delaware	8360	20-1855554
Vintage Park at Paola, LLC	Delaware	8360	20-1855675
Vintage Park at Stanley, LLC	Delaware	8360	20-1855749
Vintage Park at Waterfront, LLC	Delaware	8360	26-2146548
Wathena Healthcare and Rehabilitation Center, LLC	Delaware	8051	20-1854880
West Side Campus of Care GP, LLC	Delaware	6700	20-0080879
West Side Campus of Care, LP	Delaware	8051	20-0081918
Willow Creek Healthcare Center, LLC	Delaware	8051	20-0081112
Woodland Care Center, LLC	Delaware	8051	20-0081237
     The address, including zip code, and telephone number, including area code, of each additional registrant’s principal executive office is 27442 Portola Parkway, Suite 200, Foothill Ranch, California 92610.
     These companies are guarantors of the 11.0% senior subordinated notes of the registrant. All of the equity securities of each of the guarantors set forth in the table above are owned, either directly or indirectly, by the registrant.

Skilled Healthcare Group, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Skilled Healthcare Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,992	$5,012
Accounts receivable, less allowance for doubtful accounts of $10,468 and $9,717 at March 31, 2008 and December 31, 2007, respectively	126,208	112,919
Deferred income taxes	13,088	14,968
Prepaid expenses	5,012	5,708
Other current assets	11,450	11,697

Total current assets	159,750	150,304
Property and equipment, net	299,322	294,281
Other assets:
Notes receivable	4,875	5,102
Deferred financing costs, net	12,566	11,869
Goodwill	450,040	449,710
Intangible assets, net	32,838	34,092
Non-current income tax receivable	2,288	2,288
Deferred income taxes	1,258	—
Other assets	23,536	22,461

Total other assets	527,401	525,522

Total assets	$986,473	$970,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$55,645	$59,218
Employee compensation and benefits	27,835	29,629
Current portion of long-term debt and capital leases	4,173	6,335

Total current liabilities	87,653	95,182
Long-term liabilities:
Insurance liability risks	31,104	24,248
Deferred income tax	—	2,297
Other long-term liabilities	24,496	21,810
Long-term debt and capital leases, less current portion	461,406	452,101

Total liabilities	604,659	595,638
Stockholders’ equity:
Preferred stock, 25,000 shares authorized, $0.001 par value per share, at March 31, 2008 and December 31, 2007, respectively; no shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Class A common stock, 175,000 shares authorized, $0.001 par value per share, at March 31, 2008 and December 31, 2007, respectively; 19,432 and 19,261 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	19	19
Class B common stock, 30,000 shares authorized, $0.001 par value per share, at March 31, 2008 and December 31, 2007, respectively; 17,633 and 17,696 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	18	18
Additional paid-in-capital	365,355	365,051
Retained earnings	18,578	10,134
Accumulated other comprehensive loss	(2,156)	(753)

Total stockholders’ equity	381,814	374,469

Total liabilities and stockholders’ equity	$986,473	$970,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue	$180,727	$144,655
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below) below)	142,144	113,949
Rent cost of revenue	4,465	2,694
General and administrative	6,222	4,761
Depreciation and amortization	5,160	3,961

	157,991	125,365

Other income (expenses):
Interest expense	(9,653)	(12,092)
Interest income	214	327
Other	222	—
Equity in earnings of joint venture	391	540
Change in fair value of interest rate hedge	—	(33)

Total other income (expenses), net	(8,826)	(11,258)

Income before provision for income taxes	13,910	8,032
Provision for income taxes	5,466	3,378

Net income	8,444	4,654
Accretion on preferred stock	—	(4,772)

Net income (loss) attributable to common stockholders	$8,444	$(118)

Net income (loss) per share data:
Net income (loss) per common share, basic	$0.23	$(0.01)

Net income (loss) per common share, diluted	$0.23	$(0.01)

Weighted-average common shares outstanding, basic	36,551	11,959

Weighted-average common shares outstanding, diluted	36,881	11,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$8,444	$4,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,160	3,961
Provision for doubtful accounts	1,428	1,026
Non-cash stock-based compensation	304	17
Amortization of deferred financing costs	686	722
Deferred income taxes	(784)	(2,330)
Change in fair value of interest rate hedge	—	33
Amortization of discount on senior subordinated notes	27	42
Changes in operating assets and liabilities:
Accounts receivable	(14,717)	(3,326)
Other current and non-current assets	(393)	(834)
Accounts payable and accrued liabilities	1,998	(12,584)
Employee compensation and benefits	(2,352)	(771)
Insurance liability risks	1,843	887
Other long-term liabilities	392	11,156

Net cash provided by operating activities	2,036	2,653

Cash Flows from Investing Activities
Principal payments on (additions to) notes receivable, net	488	(1,566)
Acquisition of healthcare facilities	—	(4,623)
Additions to property and equipment	(8,933)	(6,379)
Changes in other assets	(344)	(30,203)
Cash distributed related to the Onex Transaction	—	(7,330)

Net cash used in investing activities	(8,789)	(50,101)

Cash Flows from Financing Activities
Borrowings under line of credit, net	10,000	46,500
Repayments on long-term debt and capital leases	(2,884)	(743)
Additions to deferred financing costs	(1,383)	(752)

Net cash provided by financing activities	5,733	45,005

Decrease in cash and cash equivalents	(1,020)	(2,443)
Cash and cash equivalents at beginning of period	5,012	2,821

Cash and cash equivalents at end of period	$3,992	$378

	Three Months Ended
	March 31,
	2008	2007
Supplemental cash flow information
Cash paid for:
Interest expense, net of capitalized interest	$12,920	$16,933
Income taxes	$215	$3,330
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business
     Current Business
     Skilled Healthcare Group, Inc. (formerly known as SHG Holding Solutions, Inc. and, through its predecessor, Fountain View, Inc) (“Skilled”), through its subsidiaries, is an operator of long-term care facilities and a provider of a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated subsidiaries are collectively referred to as the “Company.” The Company currently operates facilities in California, Kansas, Missouri, Nevada, New Mexico and Texas, including 74 skilled nursing facilities (“SNFs”), which offer sub-acute care and rehabilitative and specialty medical skilled nursing care and 13 assisted living facilities (“ALFs”), which provide room and board and social services. In addition, the Company provides a variety of ancillary services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, the Company owns and operates four licensed hospices that provide palliative care in its California, Texas and New Mexico markets. The Company is also a member in a joint venture located in Texas that provides institutional pharmacy services, which currently serves approximately eight of the Company’s SNFs and other facilities unaffiliated with the Company.
     Seasonality
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
2. Summary of Significant Accounting Policies
     Other Information
     The accompanying condensed consolidated financial statements as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007 (collectively, the “Interim Financial Statements”), are unaudited. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated statements and notes thereto for the year ended December 31, 2007 which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
     The accompanying Interim Financial Statements of the Company include the accounts of the Company and the Company’s wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
     Estimates and Assumptions
     The preparation of the Interim Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s condensed Interim Financial Statements relate to revenue, allowance for doubtful accounts, the self-insured portion of general and professional liability claims, and impairment of long-lived assets. Actual results could differ from those estimates.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Information regarding the Company’s significant accounting policies is contained in “Summary of Significant Accounting Policies” in Note 2 in the Company’s 2007 Annual Report on Form 10-K filed with the SEC.
Reclassifications
     Certain prior year amounts have been reclassified to conform to current year presentation, including general and administrative expense, cost of services, as well as revenue, intercompany rent and total assets by segment. Prior to 2008, the Company reported revenue generated from services to a third-party-owned SNF as part of other revenue in segment reporting. As services for such SNF is performed by personnel in the Long-Term Care (“LTC”) segment, $0.1 million of revenue has been more appropriately reclassified as LTC segment revenue. Indirect overhead of $6.7 million related to ancillary and LTC personnel that was previously reported as a general and administrative expense has been more appropriately classified as cost of services. Intercompany rent of $7.1 million that was previously charged to long-term care services has been eliminated. Book value of assets in the amount of $263.5 million used in the operations of LTC have been reclassified to that segment.
     Revenue and Accounts Receivable
     Revenue and accounts receivable are recorded on an accrual basis as services are performed at their estimated net realizable value. The Company derives a significant amount of its revenue from funds under federal Medicare and state Medicaid health insurance programs, the continuation of which are dependent upon governmental policies, and are subject to audit risk and potential recoupment.
     Goodwill and Intangible Assets
     Goodwill is accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), and represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is subject to periodic testing for impairment. Goodwill of a reporting unit is tested for impairment on an annual basis, or, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount, between annual testing.
     Recent Accounting Pronouncements
     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 only with respect to financial assets and liabilities, as well as any other assets and liabilities carried at fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes how to measure fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable.
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     The adoption of this statement did not have a material impact on the Company’s consolidated results of operations or financial condition (see Note 10).
     Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option on any assets or liabilities not previously carried at fair value under this Statement.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated by the Company.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in a company’s consolidated financial statements. SFAS 160 requires all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in the parent’s ownership interest while the parent retains it controlling financial interest in a subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Interim Financial Statements. SFAS 160 is effective for fiscal years and interim periods on or after December 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 160 may have on the its consolidated financial statements.
3. Net Income (Loss) Per Share of Class A Common Stock and Class B Common Stock
     The Company computes net income per share of class A common stock and class B common stock in accordance with SFAS No. 128, Earnings Per Share, using the two-class method. The Company’s class A common stock and class B common stock are identical in all respects, except with respect to voting rights and except that each share of class B common stock is convertible into one share of class A common stock under certain circumstances. Therefore, net income is allocated on a proportionate basis.
     Basic net income per share was computed by dividing net income attributable to common stockholders by the weighted average number of outstanding shares for the period. Dilutive net income per share is computed by dividing net income attributable to common stockholders plus the effect of assumed conversions (if applicable) by the weighted average number of outstanding shares after giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and convertible preferred stock, if any.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following table sets forth the computation of basic and diluted net income per share of class A common stock and class B common stock for the three-month period ended March 31, 2008 (amounts in thousands, except per share data):

	Three Months Ended March 31, 2008
	Class A	Class B	Total
Net income per share, basic
Numerator:
Allocation of income attributable to common stockholders	$4,436	$4,008	$8,444

Denominator:
Weighted-average common shares outstanding	19,200	17,351	36,551

Net income per common share, basic	$0.23	$0.23	$0.23

Net income per share, diluted
Numerator:
Allocation of income attributable to common stockholders	$4,401	$4,043	$8,444

Denominator:
Weighted-average common shares outstanding	19,200	17,351	36,551

Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	20	310	330

Adjusted weighted-average common shares outstanding	19,220	17,661	36,881

Net income per common share, Diluted	$0.23	$0.23	$0.23

4. Business Segments
     The Company has two reportable operating segments — long-term care services, which includes the operation of skilled nursing and assisted living facilities and is the most significant portion of the Company’s business, and ancillary services, which includes the Company’s rehabilitation therapy and hospice businesses. The “other” category includes general and administrative items. The Company’s reporting segments are business units that offer different services, and that are managed separately due to the nature of the services provided or the products sold.
     At March 31, 2008, long-term care services were provided by 74 SNF subsidiaries that offer post-acute, rehabilitative and specialty skilled nursing care, as well as 13 ALF subsidiaries that provide room and board and assistive services. Ancillary services include rehabilitative therapy services such as physical, occupational and speech therapy provided in the Company’s facilities and in unaffiliated facilities by its subsidiaries, Hallmark Rehabilitation GP, LLC and Hallmark Rehabilitation, LP. Also included in the ancillary services segment is the Company’s hospice business.
     The Company evaluates performance and allocates resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. Accordingly, earnings before net interest, tax,

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
depreciation and amortization (“EBITDA”) is used as the primary measure of each segment’s operating results because it does not include such costs as interest expense, income taxes, depreciation and amortization which may vary from segment to segment depending upon various factors, including the method used to finance the original purchase of a segment or the tax law of the states in which a segment operates. By excluding these items, the Company is better able to evaluate operating performance of the segment by focusing on more controllable measures. General and administrative overhead is not allocated to any segment for purposes of determining segment profit or loss, and is included in the “other” category in the selected segment financial data that follows. The accounting policies of the reporting segments are the same as those described in the accounting policies (see Note 2 above) included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC. Intersegment sales and transfers are recorded at cost plus standard mark-up; intersegment transactions have been eliminated in consolidation.
     The following table sets forth selected financial data by business segment (dollars in thousands):

	Long-term	Ancillary
	Care Services	Services	Other	Elimination	Total
Three months ended March 31, 2008
Revenue from external customers	$158,817	$21,910	$—	$—	$180,727
Intersegment revenue	808	16,608	—	(17,416)	—

Total revenue	$159,625	$38,518	$—	(17,416)	$180,727

Segment capital expenditures	$7,246	$184	$1,503	$—	$8,933
EBITDA(1)	$27,711	$6,416	$(5,618)	$—	$28,509

Three months ended March 31, 2007
Revenue from external customers	$126,124	$18,531	$—	$—	$144,655
Intersegment revenue	—	14,469	—	(14,469)	—

Total revenue	$126,124	$33,000	$—	(14,469)	$144,655

Segment capital expenditures	$8,566	$222	$(2,409)	$—	$6,379
EBITDA(1)	$23,118	$4,972	$(4,332)	$—	$23,758

(1)	EBITDA is defined as net income before depreciation, amortization and interest expense (net of interest income) and the provision for income taxes. See reconciliation of net income to EBITDA and a discussion of its uses and limitations on pages 19-21 of this quarterly report.
     The following table presents the segment assets as of March 31, 2008 compared to December 31, 2007 (dollars in thousands):

	Long-term	Ancillary
	Care Services	Services	Other	Total
March 31, 2008:
Segment total assets	$863,648	$73,532	$49,293	$986,473
Goodwill and intangibles included in total assets	$446,486	$36,392	$—	$482,878
December 31, 2007:
Segment total assets	$863,698	$71,695	$34,714	$970,107
Goodwill and intangibles included in total assets	$447,304	$36,498	$—	$483,802
5. Income Taxes
     For the three months ended March 31, 2008 and 2007, the Company recognized income tax expense of $5.5 million and $3.4 million, respectively, which was primarily related to the Company’s effective tax rate applied to the Company’s operating income.
     The Company is subject to taxation in the United States and in various state jurisdictions. The Company’s tax years 2003 and forward are subject to examination by the US Internal Revenue Service and from 2002 forward by the Company’s material state jurisdictions.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Other Current Assets and Other Assets
     Other current assets consist of the following at March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008	December 31, 2007
Receivable from escrow	$7,031	$7,031
Current portion of notes receivable	1,795	2,056
Supply inventories	2,548	2,533
Other current assets	76	77

	$11,450	$11,697

     Other assets consist of the following at March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008	December 31, 2007
Equity investment in pharmacy joint venture	$4,193	$4,183
Restricted cash	12,013	10,697
Investments	2,191	2,666
Deposits and other assets	5,139	4,915

	$23,536	$22,461

7. Other Long-Term Liabilities
     Other long-term liabilities consist of the following at March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008	December 31, 2007
Deferred rent	$3,915	$3,569
Other long-term tax liability	11,761	11,761
Asbestos abatement liability	5,298	5,252
Interest rate swap fair value	3,522	1,228

	$24,496	$21,810

8. Commitments and Contingencies
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     Insurance
     The Company maintains insurance for general and professional liability, workers’ compensation, employee benefits liability, property, casualty, directors’ and officers’ liability, inland marine, crime, boiler and machinery, automobile, employment practices liability and earthquake and flood. The Company believes that its insurance programs are adequate and where there has been a direct transfer of risk to the insurance carrier, the Company does not recognize a liability in the Interim Financial Statements.
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
     The Company has a professional and general liability claims-made-based insurance policy with an individual claim limit of $2.0 million per loss and a $6.0 million annual aggregate limit for its California, Texas and Nevada facilities. The New Mexico facilities that the Company acquired on September 1, 2007 are also covered by this policy. Under this program, the Company retains an unaggregated $1.0 million self-insured professional and general liability retention per claim.
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
     In September 2004, the Company purchased a multi-year aggregate excess professional and general liability insurance policy providing $10.0 million of coverage for losses arising from claims in excess of $5.0 million in California, Texas, Nevada, Kansas or Missouri. As of September 1, 2006, this excess coverage was modified to increase the coverage to $12.0 million for losses arising from claims in excess of $3.0 million, which are reported after the September 1, 2006 change. The New Mexico facilities are also covered under this policy.
     Employee Medical Insurance. Medical preferred provider option programs are offered as a component of our employee benefits. We retain a self-insured amount up to a contractual stop loss amount and we estimate our self-insured medical reserve on a quarterly basis, based upon actuarial analyses provided by external actuaries using the

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
most recent trends of medical claims. Based upon these analyses, at March 31, 2008, we had reserved $1.6 million for incurred but not paid medical claims.
     A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

	March 31, 2008							December 31, 2007
	General and							General and
	Professional		Employee		Workers’			Professional		Employee		Workers’
	Liability		Medical		Compensation		Total	Liability		Medical		Compensation		Total
Current	$10,338	(1)	$1,628	(2)	$3,546	(2)	$15,512	$15,909	(1)	$1,070	(2)	$3,546	(2)	$20,525
Non-current	21,761		—		9,343		31,104	15,230		—		9,018		24,248

	$32,099		$1,628		$12,889		$46,616	$31,139		$1,070		$12,564		$44,773

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.
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
9. Stockholders’ Equity
     Comprehensive Income
     Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that, under GAAP, are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. Other comprehensive income related to derivatives held by the Company for the period ended March 31, 2008 was $1.4 million, net of taxes of $0.9 million. There was no other comprehensive income for the period ended March 31, 2007.
     2007 Stock Incentive Plan
     The fair value of the stock option grants for the three-month period ended March 31, 2008 under SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”) was estimated on the date of the grants using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	3.20%
Expected life	6.25 years
Dividend yield	0%
Volatility	40.80%
Weighted-average fair value	$5.74
     There were 125,000 new stock options granted in the three-month period ended March 31, 2008.
     There were no options exercised during the three-month period ended March 31, 2008. The total grant date fair value of stock options vested during the three-month period ended March 31, 2008 was $0. As of March 31, 2008, there was $1.2 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 3.2 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following table summarizes stock option activity during the three months ended March 31, 2008 under the 2007 Plan:

			Weighted—
			Average
		Weighted—	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at January 1, 2008	169,000	$15.42
Granted	125,000	$12.74
Exercised	—	$—
Forfeited or cancelled	—	$—

Outstanding at March 31, 2008	294,000	$14.28	9.50	$—

Exercisable at March 31, 2008	33,500	$15.50	9.12	$—
     Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable. As of March 31, 2008, the outstanding and exercisable options had no intrinsic value.
     Equity-related charges related to stock option grants and stock awards included in general and administrative expenses in the Company’s consolidated financial statements of operations were $0.3 million in the three-month period ended March 31, 2008.
10. Fair Value Measurements
     For a discussion of recent accounting pronouncements regarding Fair Value Measures, please see “Summary of Significant Accounting Policies” in Note 2 of this report.
     As of March 31, 2008, the Company held certain assets and instruments that are required to be measured at fair value on a recurring basis. These included certain investments that are available for sale and the Company’s interest rate swap. The available-for-sale investments, consisting of a Federal Home Loan Bank bond, are valued by calculating the value of the discounted cash flows of the difference between the interest rate paid by the investments and the current market rate for similar instruments, which would be the input used in the valuation. The market interest rate for similar instruments is readily available in public markets. Therefore, the Company has categorized these investments as Level 2. Because the investments mature on May 15, 2008, the difference between the market value and the par value of the investments is not material. The fair value of the Company’s interest rate swap contract is determined by calculating the value of the discounted cash flows of the difference between the fixed interest rate of the interest rate swap and the counterparty’s forward LIBOR curve, which would be the input used in the valuation. The forward LIBOR curve is readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The Company obtained the counterparty’s calculation of the valuation of the interest rate swap as well as a forward LIBOR curve from another investment bank and recalculated the valuation of the interest rate swap without a material difference.
     The following table summarizes the valuation of the Company’s investments available-for-sale and interest rate swap as of March 31, 2008 by the SFAS 157 fair value hierarchy levels detailed in Note 2 of this report (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Investments available-for-sale	$—	$1,453	$—	$1,453
Interest rate swap	—	(3,522)	—	(3,522)

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     For the three months ended March 31, 2008, there was a negligible amount of unrealized gains on investments available for sale and $2.3 million of unrealized loss on the interest rate swap, net of income tax, recognized in other comprehensive income.
11. Debt
     On March 31, 2008, the Company exercised its rights to increase revolving loan commitments of certain lenders under its existing second amended and restated first lien credit agreement, as amended (the “Credit Agreement”), by an aggregate amount of $35.0 million. The increase was effected pursuant to an Acknowledgement of Increasing Lenders, dated March 31, 2008. Following this increase, the total revolving loan commitments under the Credit Agreement equal $135.0 million in the aggregate. The revolving loan is due in full on June 15, 2010. The revolving loan bears interest, at the Company’s election, either at the prime rate plus an initial margin of 1.75% or the LIBOR plus an initial margin of 2.75%.
     The Company’s long-term debt is summarized as follows (dollars in thousands):

	March 31,	December 31,
	2008	2007

Revolving Credit Facility, swing line subfacility, interest rate based on prime plus 1.75% (7.00% at March 31, 2008) collateralized by real property, due 2010	$6,000	$8,000

Revolving Credit Facility, interest rate based on LIBOR plus 2.75% (5.59% at March 31, 2008) collateralized by real property, due 2010	72,000	60,000

Term Loan, interest rate based on LIBOR plus 2.00% (5.24% at March 31, 2008) collateralized by real property, due 2012	252,850	253,500

2014 Notes, interest rate 11.0%, with an original issue discount of $625 and $652 at March 31, 2008 and December 31, 2007, respectively, interest payable semiannually, principal due 2014, unsecured	129,375	129,348

Notes payable, fixed interest rate 6.5%, payable in monthly installments, collateralized by a first priority deed of trust, due November 2014	1,839	1,893

Other	1,319	2,310

Present value of capital lease obligations at effective interest rates, collateralized by property and equipment	2,196	3,385

Total long-term debt and capital leases	465,579	458,436

Less amounts due within one year	(4,173)	(6,335)

Long-term debt and capital leases, net of current portion	$461,406	$452,101

12. Subsequent Events
     On April 1, 2008, the Company acquired the real property and assets of a 152-bed SNF and an adjacent 34-unit ALF located in Wichita, Kansas, for approximately $13.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not indicate future performance. Our forward-looking statements, which reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2007. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our” and “us” refer to Skilled Healthcare Group, Inc. and its consolidated subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this report.
     Certain prior year amounts have been reclassified to conform to current year presentation.
Business Overview
     We are a provider of integrated long-term healthcare services through our skilled nursing facilities and rehabilitation therapy business. We also provide other related healthcare services, including assisted living care and hospice care. We focus on providing high-quality care to our patients and we have a strong focus on treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of March 31, 2008, we owned or leased 74 skilled nursing facilities and 13 assisted living facilities, together comprising approximately 10,100 licensed beds. Our facilities, approximately 70% of which we own, are located in California, Texas, Kansas, Missouri, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. For the three months ended March 31, 2008, we generated approximately 85.4% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated by our other related healthcare services. Those services consist of our assisted living facilities, rehabilitation therapy services provided to third-party facilities, and hospice care.
Revenue
     Revenue by Service Offering
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

     The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in thousands):

	Percentage Total Revenue
	Three Months Ended March 31
	2008		2007
	Revenue	Percentage of	Revenue	Percentage of
	Dollars	Revenue	Dollars	Revenue
Long-term care services:
Skilled nursing facilities	$154,283	85.4%	$122,037	84.4%
Assisted living facilities	4,534	2.5	4,087	2.8

Total long-term care services	158,817	87.9	126,124	87.2
Ancillary services :
Third-party rehabilitation therapy services	17,480	9.7	16,885	11.7
Hospice	4,430	2.4	1,646	1.1

Total ancillary services	21,910	12.1	18,531	12.8

Total	$180,727	100.0%	$144,655	100.0%

Sources of Revenue
Long-Term Care Services Segment
     Skilled Nursing Facilities. Within our skilled nursing facilities, we generate our revenue from Medicare, Medicaid, managed care providers, insurers, private pay and other sources. We believe that our skilled mix, which we define as the number of Medicare and managed care patient days at our skilled nursing facilities divided by the total number of patient days at our skilled nursing facilities for any given period, is an important indicator of our success in attracting high-acuity patients because it represents the percentage of our patients who are reimbursed by Medicare and managed care payors, for whom we receive higher reimbursement rates. Medicare and managed care payors typically do not provide reimbursement for custodial care, which is a basic level of healthcare.
     The following table sets forth our Medicare, managed care, private pay/other and Medicaid patient days for our skilled nursing facilities as a percentage of total patient days for our skilled nursing facilities and the level of skilled mix for our skilled nursing facilities:

	Percentage Skilled Nursing Patient Days
	Three Months Ended March 31,
	2008	2007
Medicare	18.3%	19.5%
Managed care	7.4	5.8

Skilled mix	25.7	25.3
Private and other	16.8	16.2
Medicaid	57.5	58.5

Total	100.0%	100.0%

     The following table sets forth revenue by state and revenue by state as a percentage of total long-term care revenue for the periods (dollars in thousands):

	Revenue by State
	Three Months Ended March 31
	2008		2007
	Revenue	Percentage of	Revenue	Percentage of
	Dollars	Revenue	Dollars	Revenue
California	$66,505	41.9%	$62,585	49.6%
Kansas	10,478	6.6	9,195	7.3
Missouri	14,353	9.0	8,102	6.4
Nevada	7,419	4.7	6,144	4.9
New Mexico	17,369	10.9	—	—
Texas	42,693	26.9	40,098	31.8

Total	$158,817	100.0%	$126,124	100.0%

     Assisted Living Facilities. Within our assisted living facilities, we generate our revenue primarily from private pay sources, with a small portion earned from Medicaid or other state specific programs.
Ancillary Service Segment
     Rehabilitation Therapy. As of March 31, 2008, we provided rehabilitation therapy services to a total of 187 healthcare facilities, 74 of which were our facilities and 113 of which were unaffiliated facilities, compared to 177 facilities, 61 of which were our facilities and 116 of which were unaffiliated facilities as of March 31, 2007. In addition, we have management contracts to manage the rehabilitation therapy services for our ten healthcare facilities in New Mexico. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party skilled nursing facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered.
     Hospice. We provide hospice care in Texas, California and New Mexico. We derive substantially all of the revenue from our hospice business from Medicare reimbursement for hospice services.
     Regulatory and Other Governmental Actions Affecting Revenue
     Our revenue is derived from services provided to patients in the following payor classes (dollars in thousands):

	Three Months Ended March 31,
	2008		2007
	Revenue	Percentage	Revenue	Percentage
	Dollars	of Revenue	Dollars	of Revenue
Medicare	$67,596	37.4%	$55,286	38.2%
Medicaid	55,493	30.7	42,613	29.5

Subtotal Medicare and Medicaid	123,089	68.1	97,899	67.7
Managed Care	18,139	10.0	11,750	8.1
Private and Other	39,499	21.9	35,006	24.2

Total	$180,727	100.0%	$144,655	100.0%

     We derive a substantial portion of our revenue from the Medicare and Medicaid programs. For the first quarter of 2008, we derived approximately 37.4% and 30.7% of our total revenue from the Medicare and Medicaid programs, respectively, and for the three months ended March 31, 2007, we derived approximately 38.2% and 29.5% of our total revenue from the Medicare and Medicaid programs, respectively. In addition, our rehabilitation therapy services, for which we receive payment from private payors, are significantly dependent on Medicare and Medicaid funding, as those private payors are often reimbursed by these programs.
     Medicare. Medicare is a federal health insurance program for people age 65 or older, people under age 65 with certain disabilities, and people of all ages with End-Stage Renal Disease. The Medicare program has Part A hospital insurance that helps to cover inpatient care in hospitals, including critical and skilled nursing facilities (not custodial or long-term care). It also helps cover hospice care and some home health care. Skilled nursing facilities are paid on the basis of a prospective payment system, or PPS. The PPS payment rates are adjusted for case mix and geographic variation in wages and cover all costs of furnishing covered skilled nursing facilities services (routine, ancillary, and capital-related costs). Payment rates are increased each Federal fiscal year using a skilled nursing facilities market basket index.
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
     Historically, adjustments to the reimbursement under Medicare have had a significant effect on our revenue. For a discussion of historic adjustments and recent changes to the Medicare program and related reimbursement rates see “Business — Sources of Reimbursement” in Part 1, Item 1 in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission and “Risk Factors — Reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program could have a material adverse effect on our revenue, financial condition and results of operations” in Part 1, Item 1A in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
     Medicaid. Medicaid is a state-administered medical assistance program for the indigent, operated by the individual states with the financial participation of the federal government. Each state has relatively broad discretion in establishing its Medicaid reimbursement formulas and coverage of service, which must be approved by the federal government in accordance with federal guidelines. All states in which we operate cover long-term care services for individuals who are Medicaid eligible and qualify for institutional care. Medicaid payments are made directly to providers, who must accept the Medicaid reimbursement level as payment in full for services rendered. Rapidly increasing Medicaid spending, combined with slow state revenue growth, has led many states to institute measures aimed at controlling spending growth. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for SNFs in the states in which we operate. In addition, the Deficit Reduction Act of 2005 limited the circumstances under which an individual may become financially eligible for Medicaid and nursing home services paid for by Medicaid.
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

Critical Accounting Policies and Estimates Update
There have been no significant changes during the three-month period ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Results of Operations
     The following table sets forth details of our revenue and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Revenue	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	78.7	78.8
Rent cost of revenue	2.5	1.9
General and administrative	3.4	3.3
Depreciation and amortization	2.8	2.7

	87.4	86.7

Other income (expenses):
Interest expense	(5.3)	(8.4)
Interest income	0.1	0.2
Other	0.1	—
Equity in earnings of joint venture	0.2	0.4
Change in fair value of interest rate hedge	—	—

Total other income (expenses), net	(4.9)	(7.8)

Income before provision for income taxes	7.7	5.5
Provision for income taxes	3.0	2.3

Net income	4.7%	3.2%

EBITDA margin	15.8%	16.4%
Adjusted EBITDA margin	15.8%	16.4%

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):
Net income	$8,444	$4,654
Interest expense, net of interest income	9,439	11,765
Provision for income taxes	5,466	3,378
Depreciation and amortization expense	5,160	3,961

EBITDA	28,509	23,758
Change in fair value of interest rate hedge	—	33

Adjusted EBITDA	$28,509	$23,791

     We define EBITDA as net income (loss) before depreciation, amortization and interest expense (net of interest income) and the provision for (benefit from) income taxes. EBITDA margin is EBITDA as a percentage of revenue. We prepare Adjusted EBITDA by adjusting EBITDA (each to the extent applicable in the appropriate period) for:
•	discontinued operations, net of tax;

•	the effect of a change in accounting principle, net of tax;

•	the change in fair value of an interest rate hedge;

•	reversal of a charge related to the decertification of a facility;

•	gains or losses on sale of assets;

•	provision for the impairment of long-lived assets;

•	the write-off of deferred financing costs of extinguished debt;

•	reorganization expenses; and

•	fees and expenses related to our acquisition by Onex Corporation affiliates in 2005.
     We believe that the presentation of EBITDA and Adjusted EBITDA provides useful information regarding our operational performance because they enhance the overall understanding of the financial performance and prospects for the future of our core business activities.
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
     Management uses both EBITDA and Adjusted EBITDA to assess the performance of our core business operations, to prepare operating budgets and to measure our performance against those budgets on a consolidated, segment and a facility-by-facility level. We typically use Adjusted EBITDA for these purposes at the administrative level (because the adjustments to EBITDA are not generally allocable to any individual business unit) and we typically use EBITDA to compare the operating performance of each skilled nursing and assisted living facility, as well as to assess the performance of our operating segments: long-term care services, which include the operation of our skilled nursing and assisted living facilities; and ancillary services, which include our rehabilitation therapy and hospice businesses. EBITDA and Adjusted EBITDA are useful in this regard because they do not include such costs as interest expense (net of interest income), income taxes, depreciation and amortization expense and special charges, which may vary from business unit to business unit and period-to-period depending upon various factors, including the method used to finance the business, the amount of debt that we have determined to incur, whether a facility is owned or leased, the date of acquisition of a facility or business, the original purchase price of a facility or business unit or the tax law of the state in which a business unit operates. These types of charges are dependent on factors unrelated to our underlying business. As a result, we believe that the use of EBITDA and Adjusted EBITDA provide a meaningful and consistent comparison of our underlying business between periods by eliminating certain items required by GAAP which have little or no significance in our day-to-day operations.
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
     We compensate for these limitations by using them only to supplement net income (loss) on a basis prepared in conformance with GAAP in order to provide a more complete understanding of the factors and trends affecting our business. We strongly encourage investors to consider net income (loss) determined under GAAP as compared to EBITDA and Adjusted EBITDA, and to perform their own analysis, as appropriate.
     Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Revenue. Revenue increased $36.0 million, or 24.9%, to $180.7 million for the first quarter of 2008 from $144.7 million for the first quarter of 2007.
     Revenue in our long-term care services segment increased $32.7 million, or 25.9%, to $158.8 million for the first quarter of 2008 from $126.1 million for the first quarter of 2007. The increase in long-term care services segment revenue resulted from a $32.3 million, or 26.5%, increase in our skilled nursing facilities revenue and a $0.4 million, or 9.8%, increase in our assisted living facilities revenue. Of the increase in skilled nursing facilities revenue, $6.8 million resulted from increased rates from Medicare, Medicaid and managed care pay sources, as well as a higher patient acuity mix and $25.5 million resulted from increased occupancy of which $22.9 million was due to our acquisition of three skilled nursing facilities in Missouri in April 2007 and our acquisition of ten skilled nursing facilities in New Mexico in September 2007. Our average daily Part A Medicare rate increased 6.0% to $461 in the first quarter of 2008 from $435 for the first quarter of 2007 as a result of market basket increases provided under the Medicare program, as well as a higher patient acuity mix. Our average daily Medicaid rate increased 7.9% to $136 in the first quarter of 2008 from $126 per day for the first quarter of 2007, primarily due to increased Medicaid rates in California, Texas and Missouri. Our skilled mix increased to 25.7% in the first quarter of 2008 from 25.3% for the first quarter of 2007 as we continued marketing our capabilities to referral sources to attract higher-acuity patients to our facilities and made capital expenditures to expand our Express Recovery™ Unit services. Our average daily number of patients increased by 1,264, or 19.8%, to 7,652 in the first quarter of 2008 from 6,388 in the first quarter of 2007, primarily due to our acquisition of three facilities in Missouri in April 2007 and ten facilities in New Mexico in September 2007.
     Revenue in our ancillary services segment increased $3.4 million, or 18.4%, to $21.9 million for the first quarter of 2008 compared to $18.5 million for the first quarter of 2007. The increase in our ancillary services segment revenue resulted from a $0.6 million, or 3.7%, increase in rehabilitation therapy services revenue and a $2.8 million or a 169.0% increase in our hospice business revenue. Of the $2.8 million increase in hospice services revenue, $0.7 million resulted from an increase in the number of patients receiving hospice services in our California locations and $2.1 million resulted from the acquisition of two hospice units in New Mexico in September 2007. Rehabilitation therapy services revenue was comparable to the prior period amount as the 113 unaffiliated facilities serviced as of March 31, 2008 declined from the 116 unaffiliated facilities serviced as of March 31, 2007.
     Cost of Services Expenses. Our cost of services expenses increased $28.2 million, or 24.8%, to $142.1 million, or 78.7% of revenue, for the first quarter of 2008 from $113.9 million, or 78.8% of revenue, for the first quarter of 2007.
     Cost of services expenses for our long-term care services segment increased $27.1 million, or 27.0%, to $127.4 million, or 80.2% of our long-term care services segment revenue for the first quarter of 2008 from $100.3 million, or 79.5% of our long-term care services segment revenue, for the first quarter of 2007.
     The increase in long-term care services segment cost of services expenses resulted from a $26.1 million, or 27.6%, increase in cost of services expenses at our skilled nursing facilities, a $0.3 million, or 11.1%, increase in cost of services expenses at our assisted living facilities and a $0.7 million, or 22.6% increase in our regional operations overhead expense.
     Of the increase in cost of services expenses at our skilled nursing facilities, $5.7 million resulted from operating costs increasing $8, or 4.9%, to $171 per day in the first quarter of 2008 from $163 per day in the first quarter of 2007, and $20.4 million resulted from the acquisition of three facilities in Missouri in April 2007 and ten facilities in New Mexico in September 2007. The $5.7 million increase in operating costs resulted from a $2.1 million increase in labor costs as a result of a 3.9% increase in average hourly rates and increased staffing, primarily in the nursing area to respond to the increased mix of high-acuity patients, a $2.1 million increase due to higher liability costs in California due to increased reserves on certain open claims, and a $1.5 million increase in other expenses such as supplies, food, taxes and licenses, ancillaries and utilities, due to increased purchasing costs.
     Cost of services expenses in our ancillary services segment increased $4.0 million, or 14.2%, for the first quarter of 2008, to $32.1 million from $28.1 million for the first quarter of 2007. Cost of service expenses were 83.4% of total ancillary revenue for the first quarter of 2008 of $38.5 million, prior to intercompany eliminations of $16.6 million, as compared to 85.2% of total ancillary revenue for the first quarter of 2007 of $33.0 million, prior to intercompany eliminations of $14.5 million. The increase in our ancillary services segment cost of services expenses resulted from a $2.0 million, or 7.6%, increase in operating expenses related to our rehabilitation therapy services to $28.4 million for the first quarter of 2008 from $26.4 million for the first quarter of 2007, and a $2.0 million, or a 117.6%, increase in operating expenses related to our hospice business. Prior to intercompany eliminations, cost of service expenses related to our rehabilitation therapy services were 83.3% of total rehabilitation therapy revenue of $34.1 million for the first quarter of 2008, as compared to 84.1% of total rehabilitation therapy revenue of $31.4 million for the first quarter of 2007. The increased operating expenses related to our hospice services business were incurred to support the increase in the number of patients receiving hospice services in California and the acquisition of two new hospice units in New Mexico in September 2007. Cost of service expenses related to our hospice services were 84.1% of total hospice revenue of $4.4 million for the first quarter of 2008, as compared to 106.3% of total hospice revenue of $1.6 million in first quarter of 2007.
     Rent cost of revenue. Rent cost of revenue increased by $1.8 million, or 66.7% to $4.5 million, or 2.5% of revenue, for the first quarter of 2008 from $2.7 million, or 1.9% of revenue, for the first quarter of 2007. This increase was primarily attributable to our acquisition of ten healthcare facilities in New Mexico in September 2007, eight of which are leased.

     General and Administrative Services Expenses. Our general and administrative services expenses increased $1.4 million, or 29.2%, to $6.2 million, or 3.4% of revenue, for the first quarter of 2008 from $4.8 million, or 3.3% of revenue, for the first quarter of 2007. The increase in our general and administrative expenses was the result of increased compensation and benefits of $0.9 million, which was primarily due to increases in stock compensation expense as the result of being a public company and for increased personnel. Other expenses also increased $0.5 million.
     Depreciation and Amortization. Depreciation and amortization increased by $1.2 million, or 30.0%, to $5.2 million for the first quarter of 2008 from $4.0 million for the first quarter of 2007. This increase primarily resulted from increased depreciation and amortization related to our Missouri and New Mexico acquisitions discussed above, as well as new assets, including Express Recovery™ Units, placed in service during 2007 and 2008.
     Interest Expense. Interest expense decreased by $2.4 million, or 19.8%, to $9.7 million for the first quarter of 2008 from $12.1 million for the first quarter of 2007. The decrease in our interest expense was primarily due to a $2.1 decrease attributable to lower interest rates and a $0.3 million decrease attributable to a decrease in average debt outstanding. Our weighted average interest rate was 7.7% for the first quarter of 2008, as compared to 9.5% for the first quarter of 2007, and our weighted average debt outstanding was $467.3 million and $480.4 million for the first quarter of 2008 and 2007, respectively.
     Interest Income. Interest income decreased by $0.1 million, or 33.3%, to $0.2 million for the first quarter of 2008 from $0.3 million for the first quarter of 2007.
     Provision for Income Taxes. Our provision for income taxes for the first quarter of 2008 was $5.5 million, an increase of $2.1 million from the first quarter of 2007, representing effective tax rates of 39.3% and 42.1%, respectively. The reduction in effective tax rate is due primarily to a one-time state tax benefit of $0.2 million recorded in the first quarter of 2008 and a lower tax contingency expense for the first quarter of 2008 as compared to the first quarter of 2007. In addition, unfavorable permanent differences, expressed as a percentage of pre-tax earnings, are less in the first quarter of 2008, as compared to the first quarter of 2007, due to the higher pre-tax earnings in 2008.
     EBITDA. EBITDA increased by $4.7 million, or 19.7%, to $28.5 million for the first quarter of 2008 from $23.8 million for the first quarter of 2007. The $4.7 million increase was primarily related to the $36.0 million increase in revenue for the period, offset by the $28.2 million increase in cost of services expenses, the $1.8 million increase in rent cost of revenue, and the $1.4 million increase in general and administrative services expenses, all discussed above.
     Net Income. Net income increased by $3.7 million, or 78.7%, to $8.4 million for the first quarter of 2008 from $4.7 million for the first quarter of 2007. The $3.7 million increase was related primarily to the $4.7 million increase in EBITDA and the $2.4 million decrease in interest expense, offset by the increase in income tax expense of $2.1 million, the decrease in interest income of $0.1 million, and the increase in depreciation and amortization of $1.2 million, all discussed above.

Liquidity and Capital Resources
     The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2008	2007
Net cash provided by operating activities	$2,036	$2,653
Net cash used in investing activities	(8,789)	(50,101)
Net cash provided by (used in) financing activities	5,733	45,005

Net decrease in cash and equivalents	(1,020)	(2,443)
Cash and equivalents at beginning of period	5,012	2,821

Cash and equivalents at end of period	$3,992	$378

     Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Our principal sources of liquidity are cash generated by our operating activities and borrowings under our first lien revolving credit facility.
     Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, as well as the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2008 was $2.0 million and consisted of net income of $8.4 million, adjustments for non-cash items of $6.8 million and $13.2 million used by working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $14.7 million, a $2.0 million increase in accounts payable and accrued liabilities, and a $1.8 million increase in insurance liability risks. The increase in accounts receivable was due in part to the change of ownership process in New Mexico, where we acquired ten skilled nursing facilities in September 2007. We will not receive New Mexico Medicaid funds until this process is complete, which we expect to occur by the end of the quarter ended September 30, 2008. As of March 31, 2008, we have $14.2 million of New Mexico Medicaid receivables, an increase of $5.8 million from the December 31, 2007 balance of $8.4 million. The balance of the increase in accounts receivable was related to the increase in revenues as well as a lengthening in days revenue outstanding from 58.6 for the three months ended December 31, 2007 to 63.5 for the three months ended March 31, 2008. The reduction in accounts payable and accrued liabilities was primarily the result of the timing of 2007 year end bonus payments made during the three months ended March 31, 2008.
     Cash provided by operating activities for the three months ended March 31, 2007 was $2.7 million and consisted of net income of $4.7 million, adjustments for non-cash items of $3.5 million and $5.5 million used by working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $3.3 million. A decrease in accounts payable and accrued liabilities of $12.6 million was offset by an increase in other long-term liabilities of $11.2 million, which was due to a reclassification of $11.1 million from accrued income tax contingencies to other long-term liabilities as a result of our adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48 for the three months ended March 31, 2007.
     Cash used in investing activities for the three months ended March 31, 2008 of $8.8 million was primarily attributable to capital expenditures of $8.9 million, $3.1 million of which related to a skilled nursing facility that we are developing in Texas and $1.7 million of which related to Express Recovery™ Units being put in place at our existing skilled nursing facilities.
     Cash used in investing activities for the three months ended March 31, 2007 was $50.1 million. The primary use of funds for the three months ended March 31, 2007 was $30.0 million placed in escrow to fund the April 1, 2007 purchase of three facilities in Missouri, $4.3 million to purchase the land, building, and related improvements of one of our leased skilled nursing facilities in California, as well as $6.4 million in capital expenditures, including $1.9 million of capital expenditures for developments, primarily associated with our Express Recovery™ units. Additionally, $6.3 million was used to pay our former stockholders for amounts paid to the Internal Revenue Service in excess of the 2006 tax amounts on our tax return for the period ended December 27, 2005 and $1.0 million was used to fund an escrow account for the satisfaction of certain tax liabilities that arose prior to the date of our acquisition by Onex Corporation affiliates in December 2005.
     Cash provided by financing activities for the three months ended March 31, 2008 of $5.7 million primarily reflects net borrowings under our line of credit of $10.0 million, offset by scheduled debt repayments of $2.9 million and a $1.3 million increase in deferred financing fees.
     Net cash provided by financing activities for the three months ended March 31, 2007 totaled $45.0 million. The cash provided by financing activities for the three months ended March 31, 2007 consisted of $46.5 million in net borrowings under our line of credit, offset by $0.7 million in repayments of long-term debt and $0.8 million of additions to deferred financing fees.
     Principal Debt Obligations and Capital Expenditures
     We are significantly leveraged. On March 31, 2008, we increased the capacity of our revolving credit facility by $35.0 million. Following this increase, the total revolving loan commitments under the credit agreement are now equal to $135.0 million. As of March 31, 2008, we had $465.6 million in aggregate indebtedness outstanding, consisting of $129.4 million principal amount of our 11.0% senior subordinated notes (net of the unamortized portion of the original issue discount of $0.6 million), a $252.8 million first lien senior secured term loan that matures on June 15, 2012, $78.0 million principal amount outstanding under our $135.0 million revolving credit facility that matures on June 15, 2010, and capital leases and other debt of approximately $5.4 million. Furthermore, we had $4.4 million in outstanding letters of credit against our $135.0 million revolving credit facility, leaving approximately $52.6 million of additional borrowing capacity under our amended senior secured credit facility as of March 31, 2008.
     Under the terms of our amended senior secured credit facility, we must maintain compliance with specified financial covenants measured on a quarterly basis, including an interest coverage minimum ratio as well as a total maximum leverage ratio. The covenants also include annual and lifetime limitations, including the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Furthermore, in addition to a $2.6 million annual permanent reduction requirement, we must permanently reduce the principal amount of debt outstanding by applying the proceeds from any asset sale, insurance or condemnation payments, issuance of additional indebtedness or equity, and 25% to 50% of excess cash flows from operations based on the leverage ratio then in effect. We believe that we were in compliance with our debt covenants as of March 31, 2008.
     Substantially all of our subsidiaries guarantee our 11.0% senior subordinated notes, the first lien senior secured term loan and our revolving credit facility. We have no independent assets or operations and the guarantees provided by our subsidiaries are both full and unconditional and joint and several. Other subsidiaries that are not guarantors are considered minor.
     We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We expect to spend on average about $400 per annum per licensed bed for each of our skilled nursing facilities and $400 per unit at each of our assisted living facilities. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to between $1,600 and $1,900 per bed, or between $16.2 million and $19.0 million in capital expenditures in 2008 on our existing facilities. In addition, we are continuing with the expansion of our Express Recovery™ units. Throughout the remainder of 2008, we will continue to selectively target additional markets to accommodate high acuity patients. These units cost, on average, between $0.4 million and $0.6 million for each Express Recovery™ unit. We are in the process of developing an additional 22 Express Recovery™ units that are scheduled to be completed before December 31, 2008. Our relationship with Baylor Healthcare System offers us the ability to build long-term care facilities selectively on Baylor acute campuses. We currently have three Baylor facilities we are in the early stages of developing, including two 136-bed skilled nursing facilities in each of downtown Dallas and Fort Worth, Texas and another pending site in a northern suburb of Dallas. We also are developing two assisted living facilities in the

Kansas City market, with approximately 41 units each, which are similar to the assisted living facility that we opened in Ottawa, Kansas in April 2007. We expect the majority of our facilities currently under development to be completed by late 2009 or early 2010. Finally, we may also invest in expansions of our existing facilities and the acquisition or development of new facilities. We currently anticipate that we will incur capital expenditures in 2008 of approximately $65.6 million, composed of $34.6 million for developments, $19.0 million for routine capital expenditures and $12.0 million to build out additional Express Recovery™ units.
     Based upon our current level of operations, we believe that cash generated from operations, cash on hand and borrowings available to us will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including our amended senior secured credit facilities and our 11.0% senior subordinated notes, or make anticipated capital expenditures. One element of our business strategy is to selectively pursue acquisitions and strategic alliances. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other purposes. Our future operating performance, ability to service or refinance our 11.0% senior subordinated notes and ability to service and extend or refinance our senior secured credit facilities and our 11.0% senior subordinated notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
     In October 2007, we entered into an interest rate swap agreement in the notional amount of $100.0 million, maturing on December 31, 2009. Under the terms of the swap agreement, we will be required to pay a fixed interest rate of 4.4%. In exchange for the payment of the fixed rate amounts, we will receive floating rate amounts equal to the three-month LIBOR rate in effect on the effective date of the swap agreement and the subsequent reset dates, which are the quarterly anniversaries of the effective date. The effect of the swap agreement is to convert $100.0 million of variable rate debt into fixed rate debt, with an effective interest rate of 6.4%.
Other Factors Affecting Liquidity and Capital Resources
     Medical and Professional Malpractice and Workers’ Compensation Insurance. In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. To protect ourselves from the cost of these claims, we maintain professional liability and general liability as well as workers’ compensation insurance in amounts and with deductibles that we believe to be sufficient for our operations. Historically, unfavorable pricing and availability trends emerged in the professional liability and workers’ compensation insurance market and the insurance market in general that caused the cost of these liability coverages to generally increase dramatically. Many insurance underwriters became more selective in the insurance limits and types of coverage they would provide as a result of rising settlement costs and the significant failures of some nationally known insurance underwriters. As a result, we experienced substantial changes in our professional insurance program beginning in 2001. Specifically, we were required to assume substantial self-insured retentions for our professional liability claims. A self-insured retention is a minimum amount of damages and expenses (including legal fees) that we must pay for each claim. We use actuarial methods to estimate the value of the losses that may occur within this self-insured retention level and we are required under our workers’ compensation insurance agreements to post a letter of credit or set aside cash in trust funds to securitize the estimated losses that we may incur. Because of the high retention levels, we cannot predict with absolute certainty the actual amount of the losses we will assume and pay.
     We estimate our professional liability and general liability reserve on a quarterly basis and our workers’ compensation reserve on a semi-annual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry’s loss history. Based upon these analyses, at March 31, 2008, we had reserved $32.1 million for known or unknown or potential uninsured professional liability and general liability claims and $12.9 million for workers’ compensation claims. We have estimated that we may incur approximately $10.3 million for professional and general liability claims and $3.5 million for workers’ compensation claims for a total of $13.8 million to be payable within 12 months; however, there are no set payment schedules and we cannot assure you that the payment amount in 2008 will not be significantly larger. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future malpractice or workers’ compensation insurance will be available at a reasonable price or that we will not have to further increase our levels of self-insurance.
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
     Seasonality. Our business experiences slight seasonality as a result of variation in average daily census levels, with historically the highest average daily census in the first quarter of each year and the lowest average daily census in the third quarter of each year. In addition, revenue has typically increased in the fourth quarter of each year on a sequential basis due to annual increases in Medicare and Medicaid rates that typically have been fully implemented during that quarter.
Recent Accounting Standards
     Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 only with respect to financial assets and liabilities, as well as any other assets and liabilities carried at fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.
     The adoption of this statement did not have a material impact on our consolidated results of operations or financial condition.
     Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option on any assets or liabilities not previously carried at fair value under this Statement.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing generally accepted accounting principles until January 1, 2009. We expect SFAS 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS 160, which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in a company’s consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of operations; (c) consistently account for changes in a parent’s ownership interest while the parent retains its controlling financial interest in a subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years and interim periods on or after December 15, 2008. We are currently evaluating the impact, if any, that SFAS 160 may have on our future consolidated financial statements.
Off-Balance Sheet Arrangements
     As of March 31, 2008, we had no off-balance sheet arrangements.
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
     Interest Rate Exposure — Interest Rate Risk Management
     We use our senior secured credit facility and 11.0% senior subordinated notes to finance our operations. The Credit Facility exposes us to variability in interest payments due to changes in interest rates. If our interest rates increase, interest expense increases. Conversely, if our interest rates decrease, interest expense also decreases. In November 2007, we entered into a $100.0 million interest rate swap agreement in order to manage fluctuations in cash flows resulting from interest rate risk. This interest rate swap changes a portion of our variable-rate cash flow exposure to fixed-rate cash flows. Additionally, we have entered into a three-year interest rate cap agreement expiring in August 2008 in the amount of $148.0 million. This provides us the right at any time during the contract period to exchange the 90-day LIBOR then in effect for a 6.0% cap on LIBOR. We continue to assess our exposure to interest rate risk on an ongoing basis.
     Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates and fair values by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Months Ending March 31,
	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed-rate debt (1)	$1,548	$243	$259	$277	$130,832	$133,159	$139,984
Average interest rate	4.4%	6.5%	6.5%	6.5%	11.0%

Variable-rate debt	$2,600	$2,600	$80,600	$245,050	$—	$330,850	$305,565
Average interest rate(2)	4.3%	4.5%	6.1%	6.0%	0%

(1)	Excludes unamortized original issue discount of $0.6 million on our 11.0% senior subordinated notes.

(2)	Based on implied forward three-month LIBOR rates in the yield curve as of March 31, 2008.

     For the three months ended March 31, 2008, the total net loss recognized from converting from floating rate (three-month LIBOR) to fixed rate from a portion of the interest payments under our long-term debt obligations was approximately $0.1 million. At March 31, 2008, an unrealized loss of $2.2 million (net of income tax) is included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreement as of March 31, 2008 (dollars in thousands):

	Notional	Trade	Effective		Three Months Ended	Fair Value
Loan	Amount	Date	Date	Maturity	March 31, 2008	(Pre-tax)
First Lien	$100,000	10/24/07	10/31/07	12/31/09	$141	$3,522
The fair value of interest rate swap agreements designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. We evaluate the effectiveness of the cash flow hedge, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on a quarterly basis. Should the hedge become ineffective, the change in fair value would be recognized in the consolidated statements of operations.
Item 4. Controls and Procedures
     Not applicable. See Item 4T below.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
     During the quarter ended March 31, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     We were not required to include in our Annual Report on Form 10-K a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. At the end of the fiscal year 2008, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to report on the effectiveness of internal control over financial reporting. We are in the process of performing the information system and process documentation, and evaluation and testing required for management to make this assessment and for our independent auditors to provide their attestation report. We have not completed this process or the assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Part II. Other Information
Item 1. Legal Proceedings
     We are involved in legal proceedings and regulatory enforcement investigations from time to time in the ordinary course of our business. We do not believe the outcome of these proceedings and investigations will have a material adverse effect on our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
     For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to Part II, Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2007. There has been no material change in our risk factors from those set therein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits.

Number	Description
2.1	Agreement and Plan of Merger, dated as of October 22, 2005, among SHG Acquisition Corp., SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc. (filed as Exhibit 2.1 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated October 22, 2005, by and between SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc. (filed as Exhibit 2.2 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

2.3	Asset Purchase Agreement, dated as of January 31, 2006, by and among Skilled Healthcare Group, Inc., each of the entities listed on Schedule 2.1 thereto, M. Terence Reardon and M. Sue Reardon, individually and as Trustee of the M. Terence Reardon Trust U.T.A. dated June 26, 2003, and M. Sue Reardon and M. Terence Reardon, as Trustees of the M. Sue Reardon Trust U.T.A. dated June 26, 2003 (filed as Exhibit 2.3 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

2.4	Agreement and Plan of Merger, dated as of February 7, 2007, by and among SHG Holding Solutions, Inc., and Skilled Healthcare Group, Inc. (filed as Exhibit 2.4 to our Registration Statement on Form S-1/A, No. 333-137897, filed on February 9, 2007, and incorporated herein by reference).

2.5	Asset Purchase Agreement, dated February 8, 2007, by and among Skilled Healthcare Group, Inc., Raymore Care Center LLC, Blue River Care Center LLC, MLD Healthcare LLC, Blue River Real Estate LLC, MLD Real Estate LLC, Melvin Dunsworth and Raymore Health Care, Inc. (filed as Exhibit 2.5 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 23, 2007, and incorporated herein by reference).

2.6+	Asset Purchase Agreement, dated as of July 31, 2007, by and among Skilled Healthcare Group, Inc. and certain affiliates of Laurel Healthcare Providers, LLC (filed as Exhibit 2.6 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Skilled Healthcare Group, Inc. (filed as Exhibit 3.2 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Skilled Healthcare Group, Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).

Number	Description
3.3	Certificate of Ownership and Merger of Skilled Healthcare Group, Inc., dated February 7, 2007 (filed as Exhibit 3.1.1 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).

4.1	Indenture, dated as of December 27, 2005, by and among SHG Acquisition Corp., Wells Fargo Bank, N.A. and certain subsidiaries of Skilled Healthcare Group, Inc. (filed as Exhibit 4.2 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

4.2	Registration Rights Agreement, dated as of December 27, 2005, by and among SHG Acquisition Corp., all the subsidiaries of Skilled Healthcare Group, Inc. listed therein, Credit Suisse First Boston, LLC and J.P. Morgan Securities, Inc. (filed as Exhibit 4.3 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

4.3	Investor Stockholders’ Agreement, dated as of December 27, 2005, among SHG Holding Solutions, Inc., Onex Partners LP and the stockholders listed on the signature pages thereto (filed as Exhibit 4.4 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

4.4	Registration Agreement dated December 27, 2005, among SHG Holding Solutions, Inc. and the persons listed thereon (filed as Exhibit 4.5 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

4.5	Form of specimen certificate for Skilled Healthcare Group, Inc.’s class A common stock (filed as Exhibit 4.1 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).

4.6	Form of 11% Senior Subordinated Notes due 2014 (included in Exhibit 4.1).

10.1	Acknowledgement of Increasing Lenders, dated March 31, 2008 (filed as Exhibit 10.1 to the Company’s Form 8-K, filed on April 2, 2008, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	The Company has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon the SEC’s request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLED HEALTHCARE GROUP, INC.
Date: May 7, 2008	/s/ Devasis Ghose
Devasis Ghose
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

/s/ Christopher N. Felfe
Christopher N. Felfe
Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

Number	Description
2.1	Agreement and Plan of Merger, dated as of October 22, 2005, among SHG Acquisition Corp., SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc. (filed as Exhibit 2.1 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated October 22, 2005, by and between SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc. (filed as Exhibit 2.2 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

2.3	Asset Purchase Agreement, dated as of January 31, 2006, by and among Skilled Healthcare Group, Inc., each of the entities listed on Schedule 2.1 thereto, M. Terence Reardon and M. Sue Reardon, individually and as Trustee of the M. Terence Reardon Trust U.T.A. dated June 26, 2003, and M. Sue Reardon and M. Terence Reardon, as Trustees of the M. Sue Reardon Trust U.T.A. dated June 26, 2003 (filed as Exhibit 2.3 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

2.4	Agreement and Plan of Merger, dated as of February 7, 2007, by and among SHG Holding Solutions, Inc., and Skilled Healthcare Group, Inc. (filed as Exhibit 2.4 to our Registration Statement on Form S-1/A, No. 333-137897, filed on February 9, 2007, and incorporated herein by reference).

2.5	Asset Purchase Agreement, dated February 8, 2007, by and among Skilled Healthcare Group, Inc., Raymore Care Center LLC, Blue River Care Center LLC, MLD Healthcare LLC, Blue River Real Estate LLC, MLD Real Estate LLC, Melvin Dunsworth and Raymore Health Care, Inc. (filed as Exhibit 2.5 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 23, 2007, and incorporated herein by reference).

2.6+	Asset Purchase Agreement, dated as of July 31, 2007, by and among Skilled Healthcare Group, Inc. and certain affiliates of Laurel Healthcare Providers, LLC (filed as Exhibit 2.6 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Skilled Healthcare Group, Inc. (filed as Exhibit 3.2 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Skilled Healthcare Group, Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).

Number	Description
3.3	Certificate of Ownership and Merger of Skilled Healthcare Group, Inc., dated February 7, 2007 (filed as Exhibit 3.1.1 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).

4.1	Indenture, dated as of December 27, 2005, by and among SHG Acquisition Corp., Wells Fargo Bank, N.A. and certain subsidiaries of Skilled Healthcare Group, Inc. (filed as Exhibit 4.2 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

4.2	Registration Rights Agreement, dated as of December 27, 2005, by and among SHG Acquisition Corp., all the subsidiaries of Skilled Healthcare Group, Inc. listed therein, Credit Suisse First Boston, LLC and J.P. Morgan Securities, Inc. (filed as Exhibit 4.3 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

4.3	Investor Stockholders’ Agreement, dated as of December 27, 2005, among SHG Holding Solutions, Inc., Onex Partners LP and the stockholders listed on the signature pages thereto (filed as Exhibit 4.4 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

4.4	Registration Agreement dated December 27, 2005, among SHG Holding Solutions, Inc. and the persons listed thereon (filed as Exhibit 4.5 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

4.5	Form of specimen certificate for Skilled Healthcare Group, Inc.’s class A common stock (filed as Exhibit 4.1 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).

4.6	Form of 11% Senior Subordinated Notes due 2014 (included in Exhibit 4.1).

10.1	Acknowledgement of Increasing Lenders, dated March 31, 2008 (filed as Exhibit 10.1 to the Company’s Form 8-K, filed on April 2, 2008, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	The Company has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon the SEC’s request.