Form 10-Q
period 2008-06-30
Skilled Healthcare Group, Inc.
filed 2008-08-05
CIK 1351051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                      .
Commission file number: 001-33459
Skilled Healthcare Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3934755
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

27442 Portola Parkway, Suite 200 Foothill Ranch, California	92610
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on August 1, 2008.
Class A common stock, $0.001 par value – 19,432,399 shares
Class B common stock, $0.001 par value – 17,632,539 shares

Skilled Healthcare Group, Inc.

Form 10-Q
For the Quarterly Period Ended June 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Skilled Healthcare Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,713	$5,012
Accounts receivable, less allowance for doubtful accounts of $11,552 and $9,717 at June 30, 2008 and December 31, 2007, respectively	111,215	112,919
Deferred income taxes, current	13,248	14,968
Prepaid expenses	4,113	5,708
Other current assets	13,830	11,697

Total current assets	146,119	150,304
Property and equipment, net	318,971	294,281
Other assets:
Notes receivable	5,205	5,102
Deferred financing costs, net	11,771	11,869
Goodwill	451,711	449,710
Intangible assets, net	31,941	34,092
Non-current income tax receivable	2,288	2,288
Deferred income taxes, non-current	1,153	–
Other assets	23,102	22,461

Total other assets	527,171	525,522

Total assets	$992,261	$970,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$49,265	$59,218
Employee compensation and benefits	29,056	29,629
Current portion of long-term debt and capital leases	3,188	6,335

Total current liabilities	81,509	95,182
Long-term liabilities:
Insurance liability risks	32,755	24,248
Deferred income tax, non-current	—	2,297
Other long-term liabilities	23,077	21,810
Long-term debt and capital leases, less current portion	462,717	452,101

Total liabilities	600,058	595,638
Stockholders’ equity:
Preferred stock, 25,000 shares authorized, $0.001 par value per share, at June 30, 2008 and December 31, 2007, respectively; no shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Class A common stock, 175,000 shares authorized, $0.001 par value per share; 19,432 and 19,261 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	19	19
Class B common stock, 30,000 shares authorized, $0.001 par value per share; 17,633 and 17,696 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	18	18
Additional paid-in-capital	365,661	365,051
Retained earnings	27,502	10,134
Accumulated other comprehensive loss	(997)	(753)

Total stockholders’ equity	392,203	374,469

Total liabilities and stockholders’ equity	$992,261	$970,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$180,348	$151,091	$361,075	$295,746
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below) below)	142,252	119,522	284,396	233,472
Rent cost of revenue	4,478	2,527	8,962	5,221
General and administrative	5,557	4,375	11,760	9,135
Depreciation and amortization	5,073	4,239	10,233	8,200

	157,360	130,663	315,351	256,028

Other income (expenses):
Interest expense	(9,162)	(11,926)	(18,815)	(24,018)
Premium on redemption of debt and write-off of related deferred financing costs	—	(11,648)	—	(11,648)
Interest income	123	587	337	914
Other income	87	97	309	97
Equity in earnings of joint venture	718	353	1,109	893
Change in fair value of interest rate hedge	—	—	—	(33)

Total other income (expenses), net	(8,234)	(22,537)	(17,060)	(33,795)

Income (loss) before provision for income taxes	14,754	(2,109)	28,664	5,923
Provision for (benefit from) income taxes	5,830	(556)	11,296	2,822

Net income (loss)	8,924	(1,553)	17,368	3,101
Accretion on preferred stock	—	(2,583)	—	(7,354)

Net income (loss) attributable to common stockholders	$8,924	$(4,136)	$17,368	$(4,253)

Net income (loss) per share data:
Net income (loss) per common share, basic	$0.24	$(0.18)	$0.48	$(0.24)

Net income (loss) per common share, diluted	$0.24	$(0.18)	$0.47	$(0.24)

Weighted-average common shares outstanding, basic	36,558	23,437	36,554	17,729

Weighted-average common shares outstanding, diluted	36,871	23,437	36,877	17,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$17,368	$3,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,233	8,200
Provision for doubtful accounts	3,525	2,515
Non-cash stock-based compensation	610	256
Amortization of deferred financing costs	1,481	1,421
Write-off of deferred financing costs and premium on early redemption of debt	—	11,648
Deferred income taxes	(1,216)	(2,220)
Change in fair value of interest rate hedge	—	33
Amortization of discount on senior subordinated notes	54	82
Changes in operating assets and liabilities:
Accounts receivable	(5,110)	(8,480)
Other current and non-current assets	911	(3,991)
Accounts payable and accrued liabilities	(3,246)	(6,991)
Employee compensation and benefits	(422)	(928)
Insurance liability risks	1,650	(1,184)
Other long-term liabilities	868	1,844

Net cash provided by operating activities	26,706	5,306

Cash Flows from Investing Activities
Principal payments on (additions to) notes receivable, net	1,157	1,413
Acquisition of healthcare facilities	(13,592)	(36,654)
Additions to property and equipment	(21,244)	(12,627)
Changes in other assets	(358)	3,260
Cash distributed related to the Onex Transaction	—	(7,330)

Net cash used in investing activities	(34,037)	(51,938)

Cash Flows from Financing Activities
Borrowings under line of credit, net	12,000	10,500
Repayments on long-term debt and capital leases	(4,585)	(71,469)
Fees paid for early extinguishment of debt	—	(7,700)
Additions to deferred financing costs	(1,383)	(1,993)
Proceeds from IPO, net of expenses	—	116,806

Net cash provided by financing activities	6,032	46,144

Decrease in cash and cash equivalents	(1,299)	(488)
Cash and cash equivalents at beginning of period	5,012	2,821

Cash and cash equivalents at end of period	$3,713	$2,333

Supplemental cash flow information
Cash paid for:
Interest expense, net of capitalized interest	$18,436	$26,481
Income taxes	$12,656	$10,620
Non-cash financing activities:
Conversion of accounts receivable into notes receivable	$3,289	$2,437
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business
   Current Business
     Skilled Healthcare Group, Inc. (“Skilled”), through its subsidiaries, is an operator of long-term care facilities and a provider of a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated subsidiaries are collectively referred to as the “Company.” The Company currently operates facilities in California, Kansas, Missouri, Nevada, New Mexico and Texas, including 75 skilled nursing facilities (“SNFs”), which offer sub-acute care and rehabilitative and specialty medical skilled nursing care and 14 assisted living facilities (“ALFs”), which provide room and board and social services. In addition, the Company provides a variety of ancillary services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, the Company owns and operates three licensed hospices that provide hospice care in its California and New Mexico markets. The Company is also a member in a joint venture located in Texas that provides institutional pharmacy services, which currently serves approximately eight of the Company’s SNFs and other facilities unaffiliated with the Company.
   Seasonality
     The Company’s business experiences slight seasonality as a result of variation in average daily census levels, with historically the highest average daily census in the first quarter of the year and the lowest average daily census in the third quarter of the year. In addition, revenue has typically increased in the fourth quarter of a year on a sequential basis due to annual increases in Medicare and Medicaid rates that typically have been fully implemented during that quarter.
   Recent Developments
          On April 1, 2008, the Company acquired the real property and assets of a 152-bed SNF and an adjacent 34-unit ALF located in Wichita, Kansas, for approximately $13.2 million.
2. Summary of Significant Accounting Policies
   Other Information
     The accompanying condensed consolidated financial statements as of June 30, 2008 and for the three- and six-month periods ended June 30, 2008 and 2007 (collectively, the “Interim Financial Statements”), are unaudited. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated statements and notes thereto for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). Management believes that the Interim Financial Statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position and results of operations and cash flows in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
     The accompanying Interim Financial Statements of the Company include the accounts of the Company and the Company’s wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
   Estimates and Assumptions
     The preparation of the Interim Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Company’s condensed Interim Financial Statements relate to revenue, allowance for doubtful accounts, the self-insured portion of general and professional liability and workers’ compensation claims, income taxes and impairment of long-lived assets. Actual results could differ from those estimates.
     Information regarding the Company’s significant accounting policies is contained in “Summary of Significant Accounting Policies” in Note 2 in the Company’s 2007 Annual Report on Form 10-K filed with the SEC.
   Reclassifications
     Certain prior year amounts have been reclassified to conform to current year presentation, including general and administrative expense and cost of services, as well as revenue, intercompany rent and total assets by segment. Prior to 2008, the Company reported revenue generated from services provided to a third-party-owned SNF in other revenue. Services for such SNF are performed by personnel in the Company’s Long-Term Care (“LTC”) segment. Accordingly, $0.1 million and $0.3 million of revenue have been more appropriately reclassified as LTC segment revenue in the three- and six- month period ended June 30, 2007, respectively. Indirect overhead of $6.0 million and $12.8 million related to ancillary and LTC personnel that was previously reported as a general and administrative expense has been more appropriately classified as cost of services in the three- and six-month periods ended June 30, 2007, respectively. Intercompany rent of $7.1 and $13.3 million that was previously charged to long-term care services has been eliminated in the three- and six-month periods ended June 30, 2007, respectively, for segment reporting purposes. The book value of assets in the amount of $263.5 million as of December 31, 2007 used in the operations of LTC has been reclassified to that segment. In order to reflect the conversion of trade accounts receivable to notes receivable, $2.4 million was reclassified between cash flows from operating and investing activities in the statement of cash flows.
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option on any assets or liabilities not previously carried at fair value under SFAS 159.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in a company’s consolidated financial statements. SFAS 160 requires all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in the parent’s ownership interest while the parent retains its controlling financial interest in a subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in a company’s interim financial statements. SFAS 160 is effective for fiscal years and interim periods on or after December 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 160 may have on its consolidated financial statements.
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     The following table sets forth the computation of basic and diluted net income (loss) per share of class A common stock and class B common stock for the three- and six-month periods ended June 30, 2008 (amounts in thousands, except per share data):

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Class A	Class B	Total	Class A	Class B	Total
Net income per share, basic
Numerator:
Allocation of income attributable to common stockholders	$4,688	$4,236	$8,924	$9,123	$8,245	$17,368

Denominator:
Weighted-average common shares outstanding	19,203	17,355	36,558	19,201	17,353	36,554

Net income per common share, basic	$0.24	$0.24	$0.24	$0.48	$0.48	$0.48

Net income per share, diluted
Numerator:
Allocation of income attributable to common stockholders	$4,657	$4,267	$8,924	$9,063	$8,305	$17,368

Denominator:
Weighted-average common shares outstanding	19,203	17,355	36,558	19,201	17,353	36,554

Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	38	275	313	42	281	323

Adjusted weighted-average common shares outstanding	19,241	17,630	36,871	19,243	17,634	36,877

Net income per common share, diluted	$0.24	$0.24	$0.24	$0.47	$0.47	$0.47

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
     At June 30, 2008, long-term care services were provided by 75 SNF subsidiaries that offer post-acute, rehabilitative and specialty skilled nursing care, as well as 14 ALF subsidiaries that provide room and board and assistive services. Ancillary services include rehabilitative therapy services such as physical, occupational and speech therapy provided in the Company’s facilities and in unaffiliated facilities by its subsidiaries, Hallmark

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Rehabilitation GP, LLC and Hallmark Rehabilitation, LP. Also included in the ancillary services segment is the Company’s hospice business.
     The Company evaluates performance and allocates resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. Accordingly, earnings before net interest, tax, depreciation and amortization (“EBITDA”) is used as the primary measure of each segment’s operating results because it does not include such costs as interest expense, income taxes, depreciation and amortization which may vary from segment to segment depending upon various factors, including the method used to finance the original purchase of a segment or the tax law of the states in which a segment operates. By excluding these items, the Company is better able to evaluate operating performance of the segment by focusing on more controllable measures. General and administrative overhead is not allocated to any segment for purposes of determining segment profit or loss, and is included in the “other” category in the selected segment financial data that follows. The accounting policies of the reporting segments are the same as those described in the accounting policies (see Note 2 above) included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC. Intersegment sales and transfers are recorded at cost plus standard mark-up; intersegment transactions have been eliminated in consolidation.
     The following table sets forth selected financial data by business segment (dollars in thousands):

	Long-term	Ancillary
	Care Services	Services	Other	Elimination	Total
Three months ended June 30, 2008
Revenue from external customers	$158,952	$21,388	$8	$—	$180,348
Intersegment revenue	990	16,516	—	(17,506)	—

Total revenue	$159,942	$37,904	$8	(17,506)	$180,348

Segment capital expenditures	$12,528	$611	$(828)	$—	$12,311
EBITDA(1)	$28,884	$4,888	$(4,906)	$—	$28,866

Three months ended June 30, 2007
Revenue from external customers	$132,053	$19,038	$—	$—	$151,091
Intersegment revenue	—	14,892	—	(14,892)	—

Total revenue	$132,053	$33,390	$—	(14,892)	$151,091

Segment capital expenditures	$5,842	$139	$267	$—	$6,248
EBITDA(1)	$24,492	$4,829	$(15,852)	$—	$13,469

	Long-term	Ancillary
	Care Services	Services	Other	Elimination	Total
Six months ended June 30, 2008
Revenue from external customers	$317,769	$43,298	$8	$—	$361,075
Intersegment revenue	1,798	33,124	—	(34,922)	—

Total revenue	$319,567	$76,422	$8	(34,922)	$361,075

Segment capital expenditures	$19,774	$795	$675	$—	$21,244
EBITDA(1)	$56,564	$11,310	$(10,499)	$—	$57,375

Six months ended June 30, 2007
Revenue from external customers	$258,176	$37,570	$—	$—	$295,746
Intersegment revenue	—	29,360	—	(29,360)	—

Total revenue	$258,176	$66,930	$—	(29,360)	$295,746

Segment capital expenditures	$14,408	$361	$(2,142)	$—	$12,627
EBITDA(1)	$47,611	$9,801	$(20,185)	$—	$37,227

(1)	EBITDA is defined as net income before depreciation, amortization and interest expense (net of interest income) and the provision for income taxes. See reconciliation of net income to EBITDA and a discussion of its uses and limitations on pages 21-23 of this quarterly report.
     The following table presents the segment assets as of June 30, 2008 compared to December 31, 2007 (dollars in thousands):

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Long-term	Ancillary
	Care Services	Services	Other	Total
June 30, 2008:
Segment total assets	$877,935	$76,362	$37,964	$992,261
Goodwill and intangibles included in total assets	$447,338	$36,314	$—	$483,652
December 31, 2007:
Segment total assets	$863,698	$71,695	$34,714	$970,107
Goodwill and intangibles included in total assets	$447,304	$36,498	$—	$483,802
5. Income Taxes
     For the three months ended June 30, 2008 and 2007, the Company recognized income tax expense of $5.8 million and an income tax benefit of $0.6 million, respectively, which was primarily related to the Company’s effective tax rate applied to the Company’s operating income (loss).
     For the six months ended June 30, 2008 and 2007, the Company recognized income tax expense of $11.3 million and $2.8 million, respectively, which was primarily related to the Company’s effective tax rate applied to the Company’s operating income.
     The Company is subject to taxation in the United States and in various state jurisdictions. The Company’s tax years 2003 and forward are subject to examination by the US Internal Revenue Service and from 2003 forward by the Company’s material state jurisdictions.
6. Other Current Assets and Other Assets
     Other current assets consist of the following at June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30, 2008	December 31, 2007
Receivable from escrow	$7,031	$7,031
Current portion of notes receivable	4,085	2,056
Supply inventories	2,621	2,533
Other current assets	93	77

	$13,830	$11,697

     Other assets consist of the following at June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30, 2008	December 31, 2007
Equity investment in joint ventures	$4,917	$4,183
Restricted cash	11,450	10,697
Investments	1,883	2,666
Deposits and other assets	4,852	4,915

	$23,102	$22,461

7. Other Long-Term Liabilities
     Other long-term liabilities consist of the following at June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30, 2008	December 31, 2007
Deferred rent	$4,279	$3,569
Other long-term tax liability	11,827	11,761
Asbestos abatement liability	5,343	5,252
Interest rate swap fair value	1,628	1,228

	$23,077	$21,810

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     On May 4, 2006, three plaintiffs filed a complaint against the Company in the Superior Court of California, Humboldt County, entitled Bates v. Skilled Healthcare Group, Inc. and twenty-three of its subsidiaries. In the complaint, the plaintiffs allege that certain California-based facilities operated by the Company’s subsidiaries failed to provide an adequate number of qualified personnel to care for its residents and misrepresented the quality of care provided in its facilities. Plaintiffs allege these failures violated the residents’ rights, the California Business and Professions Code and the Consumer Legal Remedies Act. Plaintiffs seek restitution of money paid for services allegedly promised to, but not received by, facility residents during the period from September 1, 2003 to the present. The complaint further sought class certification of in excess of 18,000 plaintiffs as well as injunctive relief, punitive damages and attorneys fees.
     In response to the complaint, the Company filed a demurrer. On November 28, 2006, the Humboldt Court denied the demurrer. On January 31, 2008, the Humboldt Court denied the Company’s motion for a protective order as to the names and addresses of residents within the facility and on April 7, 2008, the Humboldt Court granted plaintiffs’ motion to compel electronic discovery by the Company. On May 27, 2008, plaintiffs’ motion for class certification was heard. On June 12, 2008, the Company received an order granting plaintiffs’ motion for class certification. The Comapny intends to seek a writ and reversal by the California Court of Appeal, First Appellate District, of the order granting class certification. Primary professional liability insurance coverage has been exhausted for the policy year applicable to this case. The excess insurance carrier issuing the policy applicable to this case has recently issued its reservation of rights to preserve an assertion of non-coverage for this case. Given the uncertainty of the pleadings and facts at this juncture in the litigation, an assessment of potential exposure is uncertain at this time.
     In addition to the above, the Company is involved in various other lawsuits and claims arising in the ordinary course of business. These matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to the Company’s condensed consolidated financial position, results of operations and cash flows.
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
   Insurance
     The Company maintains insurance for general and professional liability, workers’ compensation, employee benefits liability, property, casualty, directors’ and officers’ liability, inland marine, crime, boiler and machinery, automobile, employment practices liability and earthquake and flood. The Company believes that its insurance

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
programs are adequate and where there has been a direct transfer of risk to the insurance carrier, the Company does not recognize a liability in its Condensed Consolidated Financial Statements.
     Workers’ Compensation. The Company has maintained workers’ compensation insurance where statutorily required. Most of its commercial workers’ compensation insurance purchased is loss sensitive in nature. As a result, the Company is responsible for adverse loss development. Additionally, the Company self-insures the first unaggregated $1.0 million per each workers’ compensation claim in California, Nevada and New Mexico.
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
     The Company has a professional and general liability claims-made-based insurance policy with an individual claim limit of $2.0 million per loss and a $6.0 million annual aggregate limit for its California, Texas, New Mexico and Nevada facilities. Under this program, the Company retains an unaggregated $1.0 million self-insured professional and general liability retention per claim.
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
     In September 2004, the Company purchased a multi-year aggregate excess professional and general liability insurance policy providing $10.0 million of coverage for losses arising from claims in excess of $5.0 million in California, Texas and Nevada. Kansas and Missouri were added to this policy at the time the Company initially acquired facilities in those states in 2005 and 2006, respectively. As of September 1, 2006, this excess coverage was modified to increase the coverage to $12.0 million for losses arising from claims in excess of $3.0 million, which are reported after the September 1, 2006 change. The New Mexico facilities are also covered under this policy.
     Employee Medical Insurance. Medical preferred provider option programs are offered as a component of our employee benefits. We retain a self-insured amount up to a contractual stop loss amount and we estimate our self-insured medical reserve on a quarterly basis, based upon actuarial analyses provided by external actuaries using the most recent trends of medical claims. Based upon these analyses, at June 30, 2008, we had reserved $1.5 million for incurred but not paid medical claims.
     A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

	June 30, 2008							December 31, 2007
	General and							General and
	Professional		Employee		Workers’			Professional		Employee		Workers’
	Liability		Medical		Compensation		Total	Liability		Medical		Compensation		Total
Current	$9,203	(1)	$1,529	(2)	$3,395	(2)	$14,127	$15,909	(1)	$1,070	(2)	$3,546	(2)	$20,525
Non-current	22,174		—		10,581		32,755	15,230		—		9,018		24,248

	$31,377		$1,529		$13,976		$46,882	$31,139		$1,070		$12,564		$44,773

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
   Financial Guarantees
     Substantially all of the Company’s subsidiaries guarantee the 11.0% senior subordinated notes maturing on January 15, 2014, the Company’s first lien senior secured term loan and the Company’s revolving credit facility. The guarantees provided by the subsidiaries are full and unconditional and joint and several. Other subsidiaries of the Company that are not guarantors are considered minor. The company has no independent assets or operations.
9. Stockholders’ Equity
   Comprehensive Income
     Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that, under GAAP, are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. Other comprehensive loss related to derivatives held by the Company for the three-month period ended June 30, 2008 was $1.2 million, net of a tax benefit of $0.7 million. Other comprehensive income related to derivates held by the Company for the six-month period ended June 30, 2008 was $0.2 million, net of taxes of $0.2 million. There was no other comprehensive income for the three- and six- month periods ended June 30, 2007.
   2007 Stock Incentive Plan
     On May 8, 2008, the stockholders of the Company approved the Company’s Amended and Restated Skilled Healthcare Group, Inc. 2007 Incentive Award Plan, increasing the number of shares of the Company’s class A common stock that may be issued under the 2007 Incentive Award Plan by 1,500,000 shares to a total of 2,623,181 shares. The Amended and Restated Plan became effective immediately upon stockholder approval.
     The fair value of the stock option grants for the six-month period ended June 30, 2008 under SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”) was estimated on the date of the grants using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	3.20%
Expected life	6.25 years
Dividend yield	0%
Volatility	40.80%
Weighted-average fair value	$5.76
     There were 4,000 and 129,000 new stock options granted in the three- and six- month periods ended June 30, 2008, respectively.
     There were no options exercised during the three- and six-month periods ended June 30, 2008. The total grant date fair value of stock options vested during each of the three- and six-month periods ended June 30, 2008 was $0.2 million. As of June 30, 2008, there was $1.1 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 3.1 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following table summarizes stock option activity during the six months ended June 30, 2008 under the 2007 Plan:

			Weighted-
			Average
		Weighted -	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at January 1, 2008	169,000	$15.42
Granted	129,000	$12.78
Exercised	—	$—
Forfeited or cancelled	(3,000)	$15.50

Outstanding at June 30, 2008	295,000	$14.26	9.23	$85

Exercisable at June 30, 2008	66,000	$15.50	8.74	$—
     Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.
     Equity-related charges related to stock option grants and stock awards included in general and administrative expenses in the Company’s consolidated financial statements of operations were $0.3 million and $0.6 million in the three- and six-month periods ended June 30, 2008, respectively.
10. Fair Value Measurements
     For a discussion of recent accounting pronouncements regarding Fair Value Measures, please see “Summary of Significant Accounting Policies” in Note 2 of this report.
     As of June 30, 2008, the Company held an interest rate swap that is required to be measured at fair value on a recurring basis. The fair value of the interest rate swap contract is determined by calculating the value of the discounted cash flows of the difference between the fixed interest rate of the interest rate swap and the counterparty’s forward LIBOR curve, which is the input used in the valuation. The forward LIBOR curve is readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The Company obtained the counterparty’s calculation of the valuation of the interest rate swap as well as a forward LIBOR curve from another investment bank and recalculated the valuation of the interest rate swap without a material difference.
     The following table summarizes the valuation of the Company’s interest rate swap as of June 30, 2008 by the SFAS 157 fair value hierarchy levels detailed in Note 2 of this report (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swap	$ —	$(1,628)	$ —	$(1,628)
     In the three- and six- month periods ended June 30, 2008, there was $1.2 million of unrealized loss, net of a tax a benefit, and $0.2 million of unrealized gain, net of income tax, respectively, on the interest rate swap recognized in other comprehensive income.
11. Debt
     On March 31, 2008, the Company exercised its rights to increase revolving loan commitments of certain lenders under its existing second amended and restated first lien credit agreement, as amended (the “Credit Agreement”), by an aggregate amount of $35.0 million, effected pursuant to an Acknowledgement of Increasing Lenders. Following this increase, the total revolving loan commitments under the Credit Agreement equal $135.0 million in the aggregate. The revolving loan is due in full on June 15, 2010. The revolving loan bears interest, at the Company’s election, either at the prime rate plus an initial margin of 1.75% or the LIBOR plus an initial margin of 2.75%.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Company’s long-term debt is summarized as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007
Revolving Credit Facility, swing line subfacility, interest rate based on prime plus 1.75% (6.75% at June 30, 2008) collateralized by real property, due 2010	$8,000	$8,000

Revolving Credit Facility, interest rate based on LIBOR plus 2.75% (5.34% at June 30, 2008) collateralized by real property, due 2010	72,000	60,000

Term Loan, interest rate based on LIBOR plus 2.00% (4.89% at June 30, 2008) collateralized by real property, due 2012	252,200	253,500

2014 Notes, interest rate 11.0%, with an original issue discount of $598 and $652 at June 30, 2008 and December 31, 2007, respectively, interest payable semiannually, principal due 2014, unsecured	129,402	129,348

Notes payable, fixed interest rate 6.5%, payable in monthly installments, collateralized by a first priority deed of trust, due November 2014	1,783	1,893

Other	330	2,310

Present value of capital lease obligations at effective interest rates, collateralized by property and equipment	2,190	3,385

Total long-term debt and capital leases	465,905	458,436

Less amounts due within one year	(3,188)	(6,335)

Long-term debt and capital leases, net of current portion	$462,717	$452,101

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not indicate future performance. Our forward-looking statements, which reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2007. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we”,“our” and “us” refer to Skilled Healthcare Group, Inc. and its consolidated subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this report.
     Certain prior year amounts have been reclassified to conform to current year presentation.
Business Overview
     We are a provider of integrated long-term healthcare services through our skilled nursing facilities and rehabilitation therapy business. We also provide other related healthcare services, including assisted living care and hospice care. We focus on providing high-quality care to our patients and we have a strong focus on treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of June 30, 2008, we owned or leased 75 skilled nursing facilities and 14 assisted living facilities, together comprising approximately 10,300 licensed beds. Our facilities, approximately 71% of which we own, are located in California, Texas, Kansas, Missouri, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. For the six months ended June 30, 2008, we generated approximately 85.5% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated by our other related healthcare services. Those services consist of our assisted living facilities, rehabilitation therapy services provided to third-party facilities, and hospice care.
Revenue
   Revenue by Service Offering
     We operate our business in two reportable segments: long-term care services, which include the operation of skilled nursing and assisted living facilities and is the most significant portion of our business, and ancillary services, which include our rehabilitation therapy and hospice businesses.
     In our long-term care services segment, we derive the majority of our revenue by providing skilled nursing care and integrated rehabilitation therapy services to residents in our network of skilled nursing facilities. The remainder of our long-term care segment revenue is generated by our assisted living facilities. In our ancillary services segment, we derive revenue by providing related healthcare services, including our rehabilitation therapy services provided to third-party facilities, and hospice care.
     The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$154,220	85.5%	$127,761	84.6%
Assisted living facilities	4,732	2.6	4,292	2.8

Total long-term care services	158,952	88.1	132,053	87.4
Ancillary services :

	Three Months Ended June 30,
	2008		2007
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage
Third-party rehabilitation therapy services	16,820	9.3	17,280	11.4
Hospice	4,568	2.6	1,758	1.2

Total ancillary services	21,388	11.9	19,038	12.6
Other	8	—	—	—

Total	$180,348	100.0%	$151,091	100.0%

	Six Months Ended June 30,
	2008		2007
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$308,503	85.4%	$249,796	84.5%
Assisted living facilities	9,266	2.6	8,380	2.8

Total long-term care services	317,769	88.0	258,176	87.3
Ancillary services :
Third-party rehabilitation therapy services	34,300	9.5	34,166	11.5
Hospice	8,998	2.5	3,404	1.2

Total ancillary services	43,298	12.0	37,570	12.7
Other	8	—	—	—

Total	$361,075	100.0%	$295,746	100.0%

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
     The following table sets forth our Medicare, managed care, private pay/other and Medicaid patient days for our skilled nursing facilities as a percentage of total patient days for our skilled nursing facilities and the level of skilled mix for our skilled nursing facilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Medicare	17.6%	18.7%	18.0	19.1%
Managed care	7.0	6.0	7.2	5.9

Skilled mix	24.6	24.7	25.2	25.0
Private and other	17.7	16.4	17.2	16.3
Medicaid	57.7	58.9	57.6	58.7

Total	100.0%	100.0%	100.0%	100.0%

     Skilled mix in the first six months of 2008 was consistent with the same period in the prior year as we continue to focus on high-acuity residents and expand our Express Recovery™ Unit facilities. Skilled mix of 24.6% in the second quarter of 2008 reflected a decline from 25.7% in the first quarter of 2008, which is consistent with prior-year trends based on seasonality. We expect this downward trend to continue into the third quarter and to rebound in the fourth quarter.

     The following table sets forth revenue by state and revenue by state as a percentage of total long-term care revenue for the periods (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
	Revenue	Percentage of	Revenue	Percentage of
	Dollars	Revenue	Dollars	Revenue
California	$65,787	41.4%	$63,615	48.2%
Kansas	12,471	7.9	9,198	7.0
Missouri	14,033	8.8	12,953	9.8
Nevada	7,488	4.7	6,230	4.7
New Mexico	17,057	10.7	—	—
Texas	42,116	26.5	40,057	30.3

Total	$158,952	100.0%	$132,053	100.0%

	Six Months Ended June 30,
	2008		2007
	Revenue	Percentage of	Revenue	Percentage of
	Dollars	Revenue	Dollars	Revenue
California	$132,293	41.6%	$126,200	48.9%
Kansas	22,949	7.2	18,393	7.1
Missouri	28,386	8.9	21,055	8.2
Nevada	14,907	4.7	12,374	4.8
New Mexico	34,426	10.8	—	—
Texas	84,808	26.8	80,154	31.0

Total	$317,769	100.0%	$258,176	100.0%

     Assisted Living Facilities. Within our assisted living facilities, we generate our revenue primarily from private pay sources, with a small portion earned from Medicaid or other state specific programs.
 Ancillary Service Segment
     Rehabilitation Therapy. As of June 30, 2008, we provided rehabilitation therapy services to a total of 189 healthcare facilities, 75 of which were our facilities and 114 of which were unaffiliated facilities, compared to 179 facilities, 64 of which were our facilities and 115 of which were unaffiliated facilities as of June 30, 2007. In addition, we have management contracts to manage the rehabilitation therapy services for our ten healthcare facilities in New Mexico. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party skilled nursing facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered.
     Hospice. We provide hospice care in California and New Mexico. We derive substantially all of the revenue from our hospice business from Medicare and Medicaid reimbursement for hospice services.
   Regulatory and Other Governmental Actions Affecting Revenue
     Our revenue is derived from services provided to patients in the following payor classes (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
	Revenue	Percentage	Revenue	Percentage
	Dollars	of Revenue	Dollars	of Revenue
Medicare	$66,804	37.0%	$56,134	37.1%
Medicaid	55,399	30.7	45,746	30.3

Subtotal Medicare and Medicaid	122,203	67.7	101,880	67.4
Managed Care	17,859	10.0	12,668	8.4
Private and Other	40,286	22.3	36,543	24.2

Total	$180,348	100.0%	$151,091	100.0%

	Six Months Ended June 30,
	2008		2007
	Revenue	Percentage	Revenue	Percentage
	Dollars	of Revenue	Dollars	of Revenue
Medicare	$134,399	37.2%	$111,421	37.6%
Medicaid	110,893	30.7	88,359	29.9

Subtotal Medicare and Medicaid	245,292	67.9	199,780	67.5
Managed Care	35,997	10.0	24,418	8.3
Private and Other	79,786	22.1	71,548	24.2

Total	$361,075	100.0%	$295,746	100.0%

     We derive a substantial portion of our revenue from government Medicare and Medicaid programs. For the six months ended June 30, 2008, we derived 37.2% and 30.7% of our total revenue from the Medicare and Medicaid programs, respectively, and for the six months ended June 30, 2007, we derived 37.6% and 29.9% of our total revenue from the Medicare and Medicaid programs, respectively. In addition, our rehabilitation therapy services, for which we receive payment from private payors, are significantly dependent on Medicare and Medicaid funding, as those private payors are generally reimbursed by these programs.
     Medicare. Medicare is a federal health insurance program for people age 65 or older, people under age 65 with certain disabilities, and people of all ages with End-Stage Renal Disease. The Medicare program has Part A hospital insurance that helps to cover inpatient care in hospitals and in skilled nursing facilities (not custodial or long-term care). It also helps cover hospice care and some home health care. Skilled nursing facilities are paid on the basis of a prospective payment system, or PPS. The PPS payment rates are adjusted for case mix and geographic variation in wages and cover all costs of furnishing covered skilled nursing facilities services (routine, ancillary, and capital-related costs). The amount to be paid is determined by classifying each patient into a resource utilization group, or RUG, category, which is based upon each patient’s acuity level. Payment rates have historically increased each Federal fiscal year using a skilled nursing facilities market basket index.
     On May 7, 2008, CMS published its proposed rule on the fiscal year 2009 per diem payment rates for skilled nursing facilities, proposing a market basket increase factor of 3.1 percent, which would result in an estimated increase in aggregate payments by approximately $710 million. On July 31, 2008, CMS released its final rule on the fiscal year 2009 per diem payment rates for skilled nursing facilities. Under the final rule, CMS revised and rebased the skilled nursing facility market basket, resulting in a 3.4% market basket increase factor. Using this increase factor, the final rule increased aggregate payments to skilled nursing facilities nationwide by approximately $780.0 million. President Bush’s proposed budget for 2009 includes a provision that would establish a zero percent market basket update for fiscal years 2009 through 2011. The President’s proposed market basket increase can be implemented only through legislation passed by Congress. We cannot predict at this time whether the President’s proposal would be adopted and implemented.
     CMS also proposed on May 7, 2008 to adjust the refinements to nine new case-mix groups recently developed under the prospective payment system, or PPS, for treating beneficiaries requiring extensive medical and rehabilitation services. These new case-mix groups were designed to reflect the variability in the use of non-therapy ancillary services, and under the proposed adjustment, would result in a negative $770 million in payments to skilled nursing facilities. In the final rule issued July 31, 2008, CMS decided to defer consideration of the $770 million reduction in payments to skilled nursing facilities until 2009 when the fiscal year 2010 per diem payment rates are set.
     Recent legislation, effective July 15, 2008, known as the Medicare Improvement for Patients and Providers Act of 2008 (H.R. 6331), extended certain therapy cap exceptions. These caps, effective January 1, 2006, imposed a limit to the annual amount that Medicare Part B (covering outpatient services) will pay for outpatient physical, speech language and occupation therapy services for each patient. These caps may result in decreased demand for rehabilitation therapy services reimbursed under Part B but for the caps. The Deficit Reduction Act of 2005, or DRA, established exceptions to the therapy caps for a variety of circumstances. These exceptions were scheduled to expire on June 30, 2008 and the recently enacted H.R. 6331 now extends the exception process through December 31, 2009.
     Medicare Part B also provides payment for certain professional services, including professional consultations, office visits and office psychiatry services, provided by a physician or practitioner located at a distant site. Such telehealth services previously were reimbursed only if the patient was located in the office of a physician or practitioner, a critical access hospital, a rural health clinic, a federally qualified health center or a hospital. The new H.R. 6331 now includes payment for such telehealth services if the patient is in a skilled nursing facility. We are unable to predict the impact of this aspect of the new legislation on our revenues and business at this time.
     Historically, adjustments to reimbursement levels under Medicare have had a significant effect on our revenue. For a discussion of historic adjustments and recent changes to the Medicare program and related reimbursement rates see “Business — Sources of Reimbursement” in Part 1, Item 1 in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission and “Risk Factors — Reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program could have a material adverse effect on our revenue, financial condition and results of operations” in Part 1, Item 1A of our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
     Medicaid. Medicaid is a state-administered medical assistance program for the indigent, operated by the individual states with the financial participation of the federal government. Each state has relatively broad discretion in establishing its Medicaid reimbursement formulas and coverage of service, which must be approved by the federal government in accordance with federal guidelines. All states in which we operate cover long-term care services for individuals who are Medicaid eligible and qualify for institutional care. Generally, Medicaid payments are made directly to providers, who must accept the Medicaid reimbursement level as payment in full for services rendered, except in New Mexico, which has implemented a managed Medicaid program where providers receive Medicaid payments from insurance companies. Rapidly increasing Medicaid spending, combined with slow state revenue growth, has led many states to institute measures aimed at controlling spending growth. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities in the states in which we operate. In addition, the Deficit Reduction Act of 2005 limited the circumstances under which an individual may become financially eligible for Medicaid and nursing home services paid for by Medicaid.
     Managed Care. Our managed care patients consist of individuals who are insured by a third-party entity, typically called a senior Health Maintenance Organization, or HMO, plan, or are Medicare beneficiaries who assign their Medicare benefits to a senior HMO plan.
     Private Pay and Other. Private pay and other sources consist primarily of individuals or parties who directly pay for their services or are beneficiaries of the Department of Veterans Affairs or hospice beneficiaries.

Critical Accounting Policies and Estimates Update
     There have been no significant changes during the three- and six-month periods ended June 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Results of Operations
     The following table sets forth details of our revenue and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	78.9	79.1	78.8	78.9
Rent cost of revenue	2.5	1.7	2.5	1.8
General and administrative	3.1	2.9	3.3	3.1
Depreciation and amortization	2.8	2.8	2.8	2.8

	87.3	86.5	87.4	86.6

Other income (expenses):
Interest expense	(5.1)	(7.9)	(5.2)	(8.1)
Interest income	0.1	0.4	0.1	0.3
Other income	—	0.1	0.1	—
Equity in earnings of joint venture	0.4	0.2	0.3	0.3
Debt retirement costs	—	(7.7)	—	(3.9)
Change in fair value of interest rate hedge	—	—	—	—

Total other income (expenses), net	(4.6)	(14.9)	(4.7)	(11.4)

Income (loss) before provision for income taxes	8.1	(1.4)	7.9	2.0
Provision for (benefit from) income taxes	3.2	(0.4)	3.1	1.0

Net income (loss)	4.9%	(1.0)%	4.8%	1.0%

EBITDA margin	16.0%	8.9%	15.9%	12.6%
Adjusted EBITDA margin	16.0%	16.6%	15.9%	16.5%

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):
Net income (loss)	$8,924	$(1,553)	$17,368	$3,101
Interest expense, net of interest income	9,039	11,339	18,478	23,104
Provision for (benefit from) income taxes	5,830	(556)	11,296	2,822
Depreciation and amortization expense	5,073	4,239	10,233	8,200

EBITDA	28,866	13,469	57,375	37,227
Premium on redemption of debt and write-off of related deferred financing costs	—	11,648	—	11,648
Change in fair value of interest rate hedge	—	—	—	33

Adjusted EBITDA	$28,866	$25,117	$57,375	$48,908

     We define EBITDA as net income (loss) before depreciation, amortization and interest expense (net of interest income) and the provision for (benefit from) income taxes. EBITDA margin is EBITDA as a percentage of revenue. We calculate Adjusted EBITDA by adjusting EBITDA (each to the extent applicable in the appropriate period) for:

•	discontinued operations, net of tax;

•	the effect of a change in accounting principle, net of tax;

•	the change in fair value of an interest rate hedge;

•	reversal of a charge related to the decertification of a facility;

•	gains or losses on sale of assets;

•	provision for the impairment of long-lived assets;

•	the write-off of deferred financing costs of extinguished debt; and

•	the premium we paid in connection with the repayment of debt using a portion of the proceeds of our initial public offering.
     We believe that the presentation of EBITDA and Adjusted EBITDA provides useful information regarding our operational performance because they enhance the overall understanding of the financial performance and prospects for the future of our core business activities.
     Specifically, we believe that a report of EBITDA and Adjusted EBITDA provides consistency in our financial reporting and provides a basis for the comparison of results of core business operations between our current, past and future periods. EBITDA and Adjusted EBITDA are two of the primary indicators management uses for planning and forecasting in future periods, including trending and analyzing the core operating performance of our business from period-to-period without the effect of U.S. Generally Accepted Accounting Principles, or GAAP, expenses, revenues and gains that are unrelated to the day-to-day performance of our business. We also use EBITDA and Adjusted EBITDA to benchmark the performance of our business against expected results, analyzing year-over-year trends as described below and to compare our operating performance to that of our competitors.
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
     We also make capital allocations to each of our facilities based on expected EBITDA returns and establish compensation programs and bonuses for our facility-level employees that are based upon the achievement of pre-established EBITDA and Adjusted EBITDA targets.
     We also use Adjusted EBITDA to determine compliance with our debt covenants and assess our ability to borrow additional funds and to finance or expand operations. The credit agreement governing our first lien term loan uses a measure substantially similar to Adjusted EBITDA as the basis for determining compliance with our financial covenants, specifically our minimum interest coverage ratio and our maximum total leverage ratio, and for determining the interest rate of our first lien term loan. The indenture governing our 11% senior subordinated notes also uses a substantially similar measurement for determining the amount of additional debt we may incur. For example, both our credit facility and the indenture governing our 11% senior subordinated notes include adjustments for (i) gain or losses on sale of assets, (ii) the write-off of deferred financing costs of extinguished debt; (iii) reorganization expenses; and (iv) fees and expenses related to our transaction with Onex Corporation affiliates in December 2005. Our non-compliance with these financial covenants could lead to acceleration of amounts due under our credit facility. In addition, if we cannot satisfy certain financial covenants under the indenture for our 11% senior subordinated notes, we cannot engage in certain specified activities, such as incurring additional indebtedness or making certain payments.
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
     Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Revenue. Revenue increased $29.2 million, or 19.3%, to $180.3 million in the three months ended June 30, 2008, from $151.1 million in the three months ended June 30, 2007.
     Revenue in our long-term care services segment increased $26.9 million, or 20.4%, to $159.0 million in the three months ended June 30, 2008, from $132.1 million in the three months ended June 30, 2007. The increase in long-term care services segment revenue resulted primarily from a $26.4 million, or 20.7%, increase in our skilled nursing facilities revenue and a $0.4 million, or 9.3%, increase in our assisted living facilities revenue. Of the increase in skilled nursing facilities revenue, $18.9 million resulted from increased occupancy, which was due to our acquisitions of ten skilled nursing facilities in New Mexico in September 2007 and one skilled nursing facility in Kansas in April 2008, and $7.5 million resulted from increased rates from Medicare, Medicaid and managed care pay sources, as well as a higher patient acuity mix. Our average daily Part A Medicare rate increased 6.8% to $471 in the three months ended June 30, 2008, from $441 in the three months ended June 30, 2007 as a result of market basket increases provided under the Medicare program, as well as a higher patient acuity mix. Our average daily Medicaid rate increased 4.8% to $135 in the three months ended June 30, 2008, from $129 per day in the three months ended June 30, 2007, primarily due to increased Medicaid rates in California, Texas and Missouri. Our skilled mix declined to 24.6% in the three months ended June 30, 2008, from 24.7% in the three months ended June 30, 2007, which was related to our September 2007 acquisition of ten skilled nursing facilities in New Mexico. Excluding these New Mexico facilities, our skilled mix increased to 25.4% in the three months ended June 30, 2008, as compared to the prior year’s quarter, as we continued marketing our capabilities to referral sources to attract higher-acuity patients to our facilities. We also made capital expenditures to expand our Express Recovery™ Unit services. Our average daily number of patients increased by 1,061, or 16.1%, to 7,657 in the three months ended June 30, 2008, from 6,597 in the three months ended June 30, 2007, primarily due to our previously-discussed acquisitions.
     Revenue in our ancillary services segment, excluding intersegment revenue, increased $2.4 million, or 12.6%, to $21.4 million in the three months ended June 30, 2008, from $19.0 million in the three months ended June 30, 2007. This increase in our ancillary services segment revenue resulted from a $2.9 million, or 170.6%, increase in revenue from our hospice business, offset by a $0.5 million decrease in rehabilitation therapy services. Of the $2.9 million increase in hospice revenue, $1.0 million resulted from an increase in the number of patients receiving hospice services in our California locations and $2.1 million resulted from the acquisition of two hospice units in New Mexico in September 2007. In addition, we ceased our service in the Texas market, which accounted for $0.2 million in revenue in the three months ended June 30, 2007. Rehabilitation therapy services revenue in the three months ended June 30, 2008 was comparable to the three months ended June 30, 2007, as the 113 unaffiliated facilities serviced in the three months ended June 30, 2008 declined from the 115 unaffiliated facilities serviced in the three months ended June 30, 2007.
     Cost of Services Expenses. Our cost of services expenses increased $22.8 million, or 19.1%, to $142.3 million, or 78.9% of revenue, in the three months ended June 30, 2008, from $119.5 million, or 79.1% of revenue, in the three months ended June 30, 2007.
     Cost of services expenses in our long-term care services segment increased $21.4 million, or 20.3%, to $126.6 million in the three months ended June 30, 2008, or 79.7% of our long-term care services segment revenue for that period, from $105.2 million in the three months ended June 30, 2007, or 79.6% of our long-term care services segment revenue for that period.
     The increase in long-term care services segment cost of services expenses resulted from a $20.1 million, or 20.2%, increase in cost of services expenses at our skilled nursing facilities, a $0.4 million, or 14.8%, increase in cost of services expenses at our assisted living facilities and a $0.9 million, or 29.0%, increase in our regional operations overhead expense.
     Of the increase in cost of services expenses at our skilled nursing facilities, $15.6 million resulted from the acquisition of one facility in Kansas in April 2008 and ten facilities in New Mexico in September 2007, and $4.5 million resulted from operating costs increasing $7, or 4.2%, to $171 per day in the three months ended June 30, 2008, from $164 per day in the three months ended June 30, 2007. The $4.5 million increase in operating costs resulted from a $2.8 million increase in labor costs as a result of a 4.7% increase in average hourly rates and increased staffing, primarily in the nursing area to respond to the increased mix of high-acuity patients, a $0.8 million increase due to higher acuity residents needing additional ancillary services, and a $0.9 million increase in other expenses such as supplies, food, taxes, licenses, and utilities, due to increased purchasing costs.
     Cost of services expenses in our ancillary services segment increased $3.9 million, or 13.4%, to $33.1million in the three months ended June 30, 2008, from $29.2 million in the three months ended June 30, 2007.  Cost of service expenses were 87.3% of total ancillary services segment revenue in the three months ended June 30, 2008 of $37.9 million, as compared to 86.1% of total ancillary services segment revenue in the three months ended June 30, 2007 of $33.9 million. The increase in our ancillary services segment cost of services expenses resulted from a $1.1 million, or 4.0%, increase in operating expenses related to our rehabilitation therapy services to $28.7 million in the three months ended June 30, 2008, from $27.6 million in the three months ended June 30, 2007, and a $2.8 million, or a 175.0%, increase in operating expenses related to our hospice business. Prior to intersegment eliminations, cost of service expenses related to our rehabilitation therapy services were 86.2% of total rehabilitation therapy revenue of $33.3 million in the three months ended June 30, 2008, as compared to 85.7% of total rehabilitation therapy revenue of $32.2 million in the three months ended June 30, 2007. The increased operating expenses related to our hospice services business were incurred to support the increase in the number of patients receiving hospice services in California and the acquisition of two new hospice units in New Mexico in September 2007. Cost of service expenses related to our hospice services were 95.7% of total hospice revenue of $4.6 million in the three months ended June 30, 2008, as compared to 94.1% of total hospice revenue of $1.7 million in second quarter of 2007.
     Rent Cost of Revenue. Rent cost of revenue increased by $2.0 million, or 80.0%, to $4.5 million, or 2.5% of revenue, in the three months ended June 30, 2008, from $2.5 million, or 1.7% of revenue, in the three months ended June 30, 2007. This increase was primarily attributable to our acquisition of eight leased skilled nursing facilities in New Mexico in September 2007.
     General and Administrative Services Expenses. Our general and administrative services expenses increased $1.2 million, or 27.3%, to $5.6 million, or 3.1% of revenue, in the three months ended June 30, 2008, from $4.4 million, or 2.9% of revenue, in the three months ended June 30, 2007. The increase in our general and administrative expenses was the result of increased compensation and benefits of $0.5 million, primarily due to increased incentive compensation accruals, and increased expenses of $0.4 million as a result of being a public company, primarily related to Sarbanes-Oxley compliance costs.
     Depreciation and Amortization. Depreciation and amortization increased by $0.9 million, or 21.4%, to $5.1 million in the three months ended June 30, 2008, from $4.2 million in the three months ended June 30, 2007. This increase primarily resulted from increased depreciation and amortization related to our Kansas and New Mexico acquisitions previously discussed, as well as new assets placed in service during 2007 and 2008.
     Interest Expense. Interest expense decreased by $2.7 million, or 22.7%, to $9.2 million in the three months ended June 30, 2008, from $11.9 million in the three months ended June 30, 2007. The decrease in our interest expense was primarily due to a $2.4 million decrease attributable to lower interest rates and a $0.3 million decrease attributable to a decrease in average debt outstanding. Our weighted average interest rate was 6.8% in the three months ended June 30, 2008, as compared to 9.0% in the three months ended June 30, 2007, and our weighted average debt outstanding was $468.6 million and $483.0 million in the three months ended June 30, 2008 and 2007, respectively.
     Premium on Redemption of Debt and Write-off of Related Deferred Financing Costs. Premium on redemption of debt and write-off of related deferred financing costs was $11.6 million in the three months ended June 30, 2007, with no comparable amount in current year period. In June 2007, we redeemed $70.0 million of our 11.0% senior subordinated notes before their scheduled maturities. These notes had an interest rate of 11.0% and a maturity date of 2014. We recorded a redemption premium of $7.7 million, as well as write-offs of $3.6 million of unamortized debt costs and $0.3 million of original issue discount associated with this redemption of debt.
     Interest Income. Interest income decreased by $0.5 million, or 83.3%, to $0.1 million in the three months ended June 30, 2008, from $0.6 million in the three months ended June 30, 2007. The decrease was primarily due to interest income earned in 2007 on proceeds from our May 2007 initial public offering, which were held for one month until the redemption of $70.0 million in principal amount of 11% senior subordinated notes, as discussed above.
     Provision for Income Taxes. Our provision for income taxes in the three months ended June 30, 2008 was $5.8 million, or 39.5% of income before provision for income taxes, an increase of $6.4 million from the three months ended June 30, 2007. The increase in tax expense was due to a $16.9 million increase in pre-tax income. Our tax benefit for the three months ended June 30, 2007 was below our statutory rate due to the recording of interest on uncertain tax positions.
     EBITDA. EBITDA increased by $15.4 million, or 114.1%, to $28.9 million in the three months ended June 30, 2008, from $13.5 million in the three months ended June 30, 2007. The $15.4 million increase was primarily related to the $29.2 million increase in revenue for the period and $11.6 million decrease in the premium on redemption of debt and write-off of related deferred financing costs, offset by the $22.8 million increase in cost of services expenses, the $2.0 million increase in rent cost of revenue, and the $1.2 million increase in general and administrative services expenses, all discussed above.
     Net Income. Net income increased by $10.5 million, or 656.3%, to $8.9 million in the three months ended June 30, 2008, from a net loss of $1.6 million in the three months ended June 30, 2007. The $10.5 million increase was related primarily to the $15.4 million increase in EBITDA and the $2.7 million decrease in interest expense, offset by the increase in income tax expense of $6.4 million, the decrease in interest income of $0.5 million, and the increase in depreciation and amortization of $0.9 million, all discussed above.
     Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Revenue. Revenue increased $65.4 million, or 22.1%, to $361.1 million in the six months ended June 30, 2008, from $295.7 million in the six months ended June 30, 2007.
     Revenue in our long-term care services segment increased $59.6 million, or 23.1%, to $317.8 million in the six months ended June 30, 2008, from $258.2 million in the six months ended June 30, 2007. The increase in long-term care services segment revenue resulted from a $58.7 million, or 23.5%, increase in our skilled nursing facilities revenue and a $0.9 million, or 10.7%, increase in our assisted living facilities revenue. Of the increase in skilled nursing facilities revenue, $44.3 million resulted from our acquisition of three skilled nursing facilities in Missouri in April 2007, our acquisition of ten skilled nursing facilities in New Mexico in September 2007, and one skilled nursing facility in Kansas in April 2008, and $14.4 million resulted from increased rates from Medicare, Medicaid and managed care pay sources, as well as a higher patient acuity mix. Our average daily Part A Medicare rate increased 6.4% to $466 in the six months ended June 30, 2008, from $438 in the six months ended June 30, 2007 as a result of market basket increases provided under the Medicare program, as well as a higher patient acuity mix. Our average daily Medicaid rate increased 6.3% to $135 in the six months ended June 30, 2008, from $127 per day in the six months ended June 30, 2007, primarily due to increased Medicaid rates in the five states in which we operate. Our skilled mix increased to 25.2% in the six months ended June 30, 2008, from 25.0% in the six months ended June 30, 2007 as we continued marketing our capabilities to referral sources to attract higher-acuity patients to our facilities and as we continued in investing in capital expenditures to expand our Express Recovery™ Unit services. The increase in skilled mix was partially offset by a lower skilled mix contributed by the ten nursing facilities that we acquired in New Mexico in September 2007. Excluding these New Mexico facilities, our skilled mix increased to 25.9% in the three months ended June 30, 2008, as compared to the prior year. Our average daily number of patients increased by 1,161, or 17.9%, to 7,654 in the six months ended June 30, 2008, from 6,493 in the six months ended June 30, 2007, primarily due to our acquisition of three facilities in Missouri in April 2007, ten facilities in New Mexico in September 2007, and two facilities in Kansas in April 2008.
     Revenue in our ancillary services segment, excluding intersegment revenue, increased $5.7 million, or 15.2%, to $43.3 million in the six months ended June 30, 2008, from $37.6 million in the six months ended June 30, 2007. This increase in our ancillary services segment revenue resulted from a $5.6 million, or 164.7%, increase in hospice business revenue and a $0.1 million increase in rehabilitation therapy services. Of the $5.6 million increase in hospice services revenue, $1.8 million resulted from an increase in the number of patients receiving hospice services in our California locations and $4.2 million resulted from the acquisition of two hospice units in New Mexico in September 2007. Rehabilitation therapy services revenue was comparable to the prior period amount as the 113 unaffiliated facilities that we serviced in the six months ended June 30, 2008 declined from 115 unaffiliated facilities serviced in the six months ended June 30, 2007.
     Cost of Services Expenses. Our cost of services expenses increased $50.9 million, or 21.8%, to $284.4 million, or 78.8% of revenue, in the six months ended June 30, 2008, from $233.5 million, or 79.0% of revenue, in the six months ended June 30, 2007.
     Cost of services expenses for our long-term care services segment increased $48.3 million, or 23.5%, to $253.9 million in the six months ended June 30, 2008, or 79.9% of our long-term care services segment revenue for that period, from $205.6 million in the six months ended June 30, 2007, or 79.6% of our long-term care services segment revenue for that period.

     The increase in long-term care services segment cost of services expenses resulted from a $46.1 million, or 23.8%, increase in cost of services expenses at our skilled nursing facilities, a $0.7 million, or 13.0%, increase in cost of services expenses at our assisted living facilities and a $1.5 million, or 24.2%, increase in our regional operations overhead expense.
     Of the increase in cost of services expenses at our skilled nursing facilities, $34.1 million resulted from the acquisition of three facilities in Missouri in April 2007, ten facilities in New Mexico in September 2007, and one facility in Kansas in April 2008, and $10.6 million resulted from operating costs increasing $7, or 4.3%, to $171 per patient day in the six months ended June 30, 2008, from $164 per patient day in the six months ended June 30, 2007. The $10.6 million increase in operating costs resulted from a $5.2 million increase in labor costs as a result of a 4.3% increase in average hourly rates and increased staffing, primarily in the nursing area to respond to the increased mix of high-acuity patients, a $2.3 million increase due to higher liability costs and a $3.1 million increase in other expenses such as supplies, food, taxes and licenses, ancillaries and utilities, due to increased purchasing costs.
     Cost of services expenses in our ancillary services segment increased $7.9 million, or 13.8%, to $65.1 million in the six months ended June 30, 2008, from $57.2 million in the six months ended June 30, 2007.  Cost of service expenses were 85.2% of total ancillary services segment revenue in the six months ended June 30, 2008 of $76.4 million, as compared to 85.4% of total ancillary services segment revenue in the six months ended June 30, 2007 of $67.0 million. The increase in our ancillary services segment cost of services expenses resulted from a $3.0 million, or 5.6%, increase in operating expenses related to our rehabilitation therapy services to $57.0 million in the six months ended June 30, 2008, from $54.0 million in the six months ended June 30, 2007, and a $4.9 million, or a 153.1%, increase in operating expenses related to our hospice business. Prior to intersegment eliminations, cost of service expenses related to our rehabilitation therapy services were 84.6% of total rehabilitation therapy revenue of $67.4 million in the six months ended June 30, 2008, as compared to 84.9% of total rehabilitation therapy revenue of $63.6 million in the six months ended June 30, 2007. The increased operating expenses related to our hospice services business were incurred to support the increase in the number of patients receiving hospice services in California and the acquisition of two new hospice units in New Mexico in September 2007. Cost of service expenses related to our hospice services were 90.0% of total hospice revenue of $9.0 million in the six months ended June 30, 2008, as compared to 94.1% of total hospice revenue of $3.4 million in the six months ended June 30, 2007.
     Rent Cost of Revenue. Rent cost of revenue increased by $3.8 million, or 73.1%, to $9.0 million, or 2.5% of revenue, in the six months ended June 30, 2008, from $5.2 million, or 1.8% of revenue, in the six months ended June 30, 2007. This increase was primarily attributable to our acquisition of eight leased skilled nursing facilities in New Mexico in September 2007.
     General and Administrative Services Expenses. Our general and administrative services expenses increased $2.7 million, or 29.7%, to $11.8 million, or 3.3% of revenue, in the six months ended June 30, 2008, from $9.1 million, or 3.1% of revenue, in the six months ended June 30, 2007. The increase in our general and administrative expenses was primarily the result of increased compensation and benefits of $1.3 million, which was primarily due to increases in staffing, bonuses and stock compensation expense, and increased expenses of $0.6 million as a result of being a public company, primarily related to Sarbanes-Oxley compliance costs.
     Depreciation and Amortization. Depreciation and amortization increased by $2.0 million, or 24.4%, to $10.2 million in the six months ended June 30, 2008, from $8.2 million in the six months ended June 30, 2007. This increase primarily resulted from increased depreciation and amortization related to our Missouri, Kansas and New Mexico acquisitions discussed above, as well as new assets, including Express Recovery™ Units, placed in service during 2007 and 2008.
     Interest Expense. Interest expense decreased by $5.2 million, or 21.7%, to $18.8 million in the six months ended June 30, 2008, from $24.0 million in the six months ended June 30, 2007. The decrease in our interest expense was primarily due to a $4.5 million decrease attributable to lower interest rates and a $0.7 million decrease attributable to a decrease in average debt outstanding. Our weighted average interest rate was 7.1% in the six months ended June 30, 2008, as compared to 9.1% in the six months ended June 30, 2007, and our weighted average debt outstanding was $465.2 million and $481.5 million in the six months ended 2008 and 2007, respectively.

     Premium on Redemption of Debt and Write-off of Related Deferred Financing Costs. Premium on redemption of debt and write-off of related deferred financing costs was $11.6 million in the six months ended June 30, 2007, with no comparable amount in six months ended June 30, 2008. In June 2007, we redeemed $70.0 million of our 11.0% senior subordinated notes before their scheduled maturities. These notes had an interest rate of 11.0% and a maturity date of 2014. We recorded a redemption premium of $7.7 million, as well as write-offs of $3.6 million of unamortized debt costs and $0.3 million of original issue discount associated with this redemption of debt.
     Interest Income. Interest income decreased by $0.6 million, or 66.7%, to $0.3 million in the six months ended June 30, 2008, from $0.9 million in the six months ended June 30, 2007. The decrease was primarily due to interest income earned in 2007 on proceeds from our May 2007 initial public offering, which were held for one month until the redemption amount of $70.0 million in principal amount of 11% senior subordinated notes, as discussed above.
     Provision for Income Taxes. Our provision for income taxes in the six months ended June 30, 2008 was $11.3 million, an increase of $8.5 million from the six months ended June 30, 2007, representing effective tax rates of 39.4% and 47.6%, respectively.  The reduction in effective tax rate is due primarily to a one-time state tax benefit of $0.2 million recorded in the first quarter of 2008 and a decrease in the effect of permanent differences, which primarily relate to interest on uncertain tax positions and nondeductible expenses, expressed as a percentage of pre-tax income as compared to the prior year.
     EBITDA. EBITDA increased by $20.2 million, or 54.3%, to $57.4 million in the six months ended June 30, 2008, from $37.2 million in the six months ended June 30, 2007. The $20.2 million increase was primarily related to the $65.4 million increase in revenue for the period and the $11.6 million decrease in the premium on redemption of debt and write-off of related deferred financing costs, offset by the $50.9 million increase in cost of services expenses, the $3.8 million increase in rent cost of revenue, and the $2.7 million increase in general and administrative services expenses, all discussed above.
     Net Income. Net income increased by $14.3 million, or 461.3%, to $17.4 million in the six months ended June 30, 2008, from $3.1 million in the six months ended June 30, 2007. The $14.3 million increase was related primarily to the $20.2 million increase in EBITDA and the $5.2 million decrease in interest expense, offset by the increase in income tax expense of $8.5 million, the decrease in interest income of $0.6 million, and the increase in depreciation and amortization of $2.0 million, all discussed above.

Liquidity and Capital Resources
     The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$26,706	$5,306

Net cash used in investing activities	(34,037)	(51,938)

Net cash provided by financing activities	6,032	46,144

Net decrease in cash and equivalents	(1,299)	(488)

Cash and equivalents at beginning of period	5,012	2,821

Cash and equivalents at end of period	$3,713	$2,333

     Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Our principal sources of liquidity are cash generated by our operating activities and borrowings under our first lien revolving credit facility.
     Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, as well as the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2008 was $26.7 million and consisted of net income of $17.4 million, adjustments for non-cash items of $14.6 million and $5.3 million used by working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $5.1 million, a $3.2 million increase in accounts payable and accrued liabilities, offset by a $1.7 million increase in insurance liability risks. The increase in accounts receivable was due in part to the change of ownership process in New Mexico, where we acquired ten skilled nursing facilities in September 2007. This change of ownership process was completed for all of the ten facilities acquired as of June 30, 2008, however $2.2 million of accounts receivable of New Mexico Medicaid funds had not been received as of June 30, 2008. The balance of the increase in accounts receivable was related to the increase in revenues offset by a decrease in days revenue outstanding from 58.6 for the three months ended December 31, 2007 to 56.1 for the six months ended June 30, 2008. The reduction in accounts payable and accrued liabilities was primarily due to the timing of trade payables.
     Cash provided by operating activities in the six months ended June 30, 2007 was $5.3 million and consisted of net income of $3.1 million, adjustments for non-cash items of $21.9 million and $19.7 million used by working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $6.0 million and a $7.0 million reduction in accounts payable and accrued liabilities.
     Cash used in investing activities for the six months ended June 30, 2008 of $34.0 million was primarily attributable to capital expenditures of $21.2 million, $7.9 million of which related to our development of a skilled nursing facility in Texas and $5.4 million of which related to our build out of Express Recovery™ Units at our existing skilled nursing facilities. The balance of the cash used in investing activities consisted primarily of $13.6 million used to acquire healthcare facilities, $13.2 million of which was used to acquire the real property and assets of a 152-bed skilled nursing facility and an adjacent 34-unit assisted living facility located in Wichita, Kansas
     Cash used in investing activities in the six months ended June 30, 2007 of $51.9 million was primarily attributable to the acquisition of healthcare facilities for $36.7 million, capital expenditures of $12.6 million and cash distributed related to our acquisition by affiliates of Onex Corporation in December 2005 of $7.3 million, of which $6.3 million was used to pay our former stockholders for amounts paid to the Internal Revenue Service in excess of the 2006 tax amounts on our tax return for the period ended December 27, 2005 and $1.0 million was used to fund an escrow account for the satisfaction of certain tax liabilities that arose prior to the date of our acquisition by Onex Corporation.
     Cash provided by financing activities for the six months ended June 30, 2008 of $6.0 million primarily reflects net borrowings under our line of credit of $12.0 million, offset by scheduled debt repayments of $4.6 million and a $1.4 million increase in deferred financing fees.
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
   Principal Debt Obligations and Capital Expenditures
     We are significantly leveraged. On March 31, 2008, we increased the capacity of our revolving credit facility by $35.0 million. Following this increase, the total revolving loan commitments under the credit agreement are now equal to $135.0 million. As of June 30, 2008, we had $465.9 million in aggregate indebtedness outstanding, consisting of $129.4 million principal amount of our 11.0% senior subordinated notes (net of the unamortized portion of the original issue discount of $0.6 million), a $252.2 million first lien senior secured term loan that matures on June 15, 2012, $80.0 million principal amount outstanding under our $135.0 million revolving credit facility that matures on June 15, 2010, and capital leases and other debt of approximately $4.3 million. Furthermore, we had $4.9 million in outstanding letters of credit against our $135.0 million revolving credit facility, leaving approximately $50.1 million of additional borrowing capacity under our amended senior secured credit facility as of June 30, 2008.
     Under the terms of our amended senior secured credit facility, we must maintain compliance with specified financial covenants measured on a quarterly basis, including an interest coverage minimum ratio as well as a total maximum leverage ratio. The covenants also include annual and lifetime limitations, including the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Furthermore, in addition to a $2.6 million annual permanent reduction requirement, we must permanently reduce the principal amount of debt outstanding by applying the proceeds from any asset sale, insurance or condemnation payments, issuance of additional indebtedness or equity, and 25% to 50% of excess cash flows from operations based on the leverage ratio then in effect. We believe that we were in compliance with our debt covenants as of June 30, 2008.
     Substantially all of our subsidiaries guarantee our 11.0% senior subordinated notes, the first lien senior secured term loan and our revolving credit facility. We have no independent assets or operations and the guarantees provided by our subsidiaries are both full and unconditional and joint and several. Other subsidiaries that are not guarantors are considered minor.
     We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We expect to spend on average about $400 per annum per licensed bed for each of our skilled nursing facilities and $400 per unit at each of our assisted living facilities. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to between $1,600 and $1,900 per bed, or between $16.2 million and $19.0 million in capital expenditures in 2008 on our existing facilities. In addition, we are continuing with the expansion of our Express Recovery™ units. Throughout the remainder of 2008, we will continue to selectively target additional markets to accommodate high acuity patients. These units cost, on average, between $0.4 million and $0.6 million for each Express Recovery™ unit. We are in the process of developing an additional 22 Express Recovery™ units that are scheduled to be completed before December 31, 2008. Our relationship with Baylor Healthcare System offers us the ability to build long-term care facilities selectively on Baylor acute campuses. We currently have three Baylor facilities we are developing, including a 136-bed skilled nursing facility in downtown Dallas that is under construction, and two sites, one to be located in downtown Fort Worth and another in a northern suburb of Dallas that are in the initial phase. We also are developing two assisted living facilities in the Kansas City market, with approximately 41 units each, which are similar to the assisted living facility that we opened in Ottawa, Kansas in April 2007. We expect the majority of our facilities currently under development to be completed by late 2009 or early 2010. Finally, we may also invest in expansions of our existing facilities and the acquisition or development of new facilities. We currently anticipate that we will incur capital expenditures in 2008 of approximately $52.0 million, composed primarily of $21.5 million for developments, $19.0 million for routine capital expenditures and $10.6 million to build out additional Express Recovery™ units.
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
     In October 2007, we entered into an interest rate swap agreement in the notional amount of $100.0 million, maturing on December 31, 2009. Under the terms of the swap agreement, we will be required to pay a fixed interest rate of 4.4%, plus a 2.0% margin, or 6.4% in total. In exchange for the payment of the fixed rate amounts, we will receive floating rate amounts equal to the three-month LIBOR rate in effect on the effective date of the swap agreement and the subsequent reset dates, which are the quarterly anniversaries of the effective date. The effect of the swap agreement is to convert $100.0 million of variable rate debt into fixed rate debt, with an effective interest rate of 6.4%.
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
     We estimate our professional liability and general liability reserves on a quarterly basis and our workers’ compensation reserve on a semi-annual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry’s loss history. Based upon these analyses, at June 30, 2008, we had reserved $31.4 million for known or unknown or potential uninsured professional liability and general liability claims and $14.0 million for workers’ compensation claims. We have estimated that we may incur approximately $9.2 million for professional and general liability claims and $3.4 million for workers’ compensation claims for a total of $12.6 million to be payable within 12 months; however, there are no set payment schedules and we cannot assure you that the payment amount in 2008 will not be significantly larger. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future malpractice or workers’ compensation insurance will be available at a reasonable price or that we will not have to further increase our levels of self-insurance.

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
Off-Balance Sheet Arrangements
     As of June 30, 2008, we had no off-balance sheet arrangements.
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
   Interest Rate Exposure — Interest Rate Risk Management
     We use our senior secured credit facility and 11.0% senior subordinated notes to finance our operations. The credit facility exposes us to variability in interest payments due to changes in interest rates. In November 2007, we entered into a $100.0 million interest rate swap agreement in order to manage fluctuations in cash flows resulting from interest rate risk. This interest rate swap changes a portion of our variable-rate cash flow exposure to fixed-rate cash flows at an interest rate of 6.4%. Additionally, we have entered into a three-year interest rate cap agreement expiring in August 2008 in the amount of $148.0 million. This provides us the right at any time during the contract period to exchange the 90-day LIBOR then in effect for a 6.0% cap on LIBOR. We continue to assess our exposure to interest rate risk on an ongoing basis.
     Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates and fair values by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Months Ending June 30,
	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed-rate debt (1)	$577	$264	$281	$300	$130,691	$132,113	$140,563
Average interest rate	5.1%	6.5%	6.5%	6.5%	11.0%

Variable-rate debt	$2,600	$82,600	$2,600	$244,400	$—	$332,200	$306,980
Average interest rate(2)	4.8%	6.3%	6.3%	6.5%	0%

(1)	Excludes unamortized original issue discount of $0.6 million on our 11.0% senior subordinated notes.

(2)	Based on implied forward three-month LIBOR rates in the yield curve as of June 30, 2008.
     For the six months ended June 30, 2008, the total net loss recognized from converting from floating rate (three-month LIBOR) to fixed rate from a portion of the interest payments under our long-term debt obligations was approximately $0.5 million. At June 30, 2008, an unrealized loss of $1.0 million (net of income tax) is included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreement as of June 30, 2008 (dollars in thousands):

	Notional	Trade	Effective		Six Months Ended	Fair Value
Loan	Amount	Date	Date	Maturity	June 30, 2008	(Pre-tax)
First Lien	$100,000	10/24/07	10/31/07	12/31/09	$489	$1,628
The fair value of interest rate swap agreements designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. We evaluate the effectiveness of the cash flow hedge, in accordance with Statement of Financial Accounting Standards, or SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on a quarterly basis. Should the hedge become ineffective, the change in fair value would be recognized in the consolidated statements of operations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
     During the quarter ended June 30, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     We were not required to include in our Annual Report on Form 10-K a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. At the end of the fiscal year 2008, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to report on the effectiveness of internal control over financial reporting. We are in the process of performing the information system and process documentation, and evaluation and testing required for management to make this assessment and for our independent registered public accounting firm to provide their attestation report. We have not completed this process or the assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Part II. Other Information
Item 1. Legal Proceedings
     On May 4, 2006, three plaintiffs filed a complaint against us in the Superior Court of California, Humboldt County, entitled Bates v. Skilled Healthcare Group, Inc. and twenty-three of its subsidiaries. In the complaint, the plaintiffs allege that certain California-based facilities operated by our subsidiaries failed to provide an adequate number of qualified personnel to care for its residents and misrepresented the quality of care provided in its facilities. Plaintiffs allege these failures violated the residents’ rights, the California Business and Professions Code and the Consumer Legal Remedies Act. Plaintiffs seek restitution of money paid for services allegedly promised to, but not received by, facility residents during the period from September 1, 2003 to the present. The complaint further sought class certification of in excess of 18,000 plaintiffs as well as injunctive relief, punitive damages and attorneys’ fees.
     In response to the complaint, we filed a demurrer. On November 28, 2006, the Humboldt Court denied the demurrer. On January 31, 2008, the Humboldt Court denied our motion for a protective order as to the names and addresses of residents within the facility and on April 7, 2008, the Humboldt Court granted plaintiffs’ motion to compel electronic discovery by us. On May 27, 2008, plaintiffs’ motion for class certification was heard. On June 12, 2008, we received an order granting plaintiffs’ motion for class certification. We intend to seek a writ and reversal by the California Court of Appeal, First Appellate District, of the order granting class certification. Primary professional liability insurance coverage has been exhausted for the policy year applicable to this case. The excess insurance carrier issuing the policy applicable to this case has recently issued its reservation of rights to preserve an assertion of non-coverage for this case. Given the uncertainty of the pleadings and facts at this juncture in the litigation, an assessment of potential exposure is uncertain at this time.
     In addition to the above, we are involved in other legal proceedings and regulatory enforcement investigations from time to time in the ordinary course of our business. We do not believe the outcome of these proceedings and investigations will have a material adverse effect on our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
     For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to Part II, Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. There has been no material change in our risk factors from those set therein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our 2008 annual meeting of stockholders on May 8, 2008. A quorum was present at the Annual Meeting, with 19,432,399 shares of Class A common stock and 17,632,539 shares of Class B common stock, representing 195,757,789 votes entitled to be cast in person or by proxy at the meeting.
     The stockholders voted to elect Glenn S. Schafer, William C. Scott and M. Bernard Puckett to serve as Class I directors until our 2011 annual meeting of stockholders and until their respective successors are duly elected and qualified. The results of the vote (cast in person or by proxy) are as follows:

	Mr. Schafer	Mr. Scott	Mr. Puckett
For	178,698,004	166,959,334	178,920,359
Withheld From	1,168,553	12,907,223	946,198

Total Votes	179,866,557	179,866,557	179,866,557

     The stockholders voted to approve the amended and restated Skilled Healthcare Group 2007 Incentive Award Plan, which increased the number of shares of common stock reserved for issuance under the plan by 1,500,000 shares. The results of the vote (cast in person or by proxy) are as follows:

Number of
Amendment and Restated of 2007 Plan	Votes
For	178,215,324
Against	865,461
Abstain	1,750

Total Votes	179,082,535
Broker Non-votes	784,022
     The stockholders also voted to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm. The results of the vote (cast in person or by proxy) are as follows:

Number of
Amendment and Restated of 2007 Plan	Votes
For	179,854,005
Against	11,540
Abstain	1,012

Total Votes	179,866,557
Broker Non-votes	0
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits.

Number	Description
2.1	Agreement and Plan of Merger, dated as of October 22, 2005, among SHG Acquisition Corp., SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc. (filed as Exhibit 2.1 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated October 22, 2005, by and between SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc. (filed as Exhibit 2.2 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

2.3	Asset Purchase Agreement, dated as of January 31, 2006, by and among Skilled Healthcare Group, Inc., each of the entities listed on Schedule 2.1 thereto, M. Terence Reardon and M. Sue Reardon, individually and as Trustee of the M. Terence Reardon Trust U.T.A. dated June 26, 2003, and M. Sue Reardon and M. Terence Reardon, as Trustees of the M. Sue Reardon Trust U.T.A. dated June 26, 2003 (filed as Exhibit 2.3 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

2.4	Agreement and Plan of Merger, dated as of February 7, 2007, by and among SHG Holding Solutions, Inc., and Skilled Healthcare Group, Inc. (filed as Exhibit 2.4 to our Registration Statement on Form S-1/A, No. 333-137897, filed on February 9, 2007, and incorporated herein by reference).

2.5	Asset Purchase Agreement, dated February 8, 2007, by and among Skilled Healthcare Group, Inc., Raymore Care Center LLC, Blue River Care Center LLC, MLD Healthcare LLC, Blue River Real

Number	Description
Estate LLC, MLD Real Estate LLC, Melvin Dunsworth and Raymore Health Care, Inc. (filed as Exhibit 2.5 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 23, 2007, and incorporated herein by reference).

2.6+	Asset Purchase Agreement, dated as of July 31, 2007, by and among Skilled Healthcare Group, Inc. and certain affiliates of Laurel Healthcare Providers, LLC (filed as Exhibit 2.6 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Skilled Healthcare Group, Inc. (filed as Exhibit 3.2 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Skilled Healthcare Group, Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).

3.3	Certificate of Ownership and Merger of Skilled Healthcare Group, Inc., dated February 7, 2007 (filed as Exhibit 3.1.1 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).

4.1	Indenture, dated as of December 27, 2005, by and among SHG Acquisition Corp., Wells Fargo Bank, N.A. and certain subsidiaries of Skilled Healthcare Group, Inc. (filed as Exhibit 4.2 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

4.2	Registration Rights Agreement, dated as of December 27, 2005, by and among SHG Acquisition Corp., all the subsidiaries of Skilled Healthcare Group, Inc. listed therein, Credit Suisse First Boston, LLC and J.P. Morgan Securities, Inc. (filed as Exhibit 4.3 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

4.3	Investor Stockholders’ Agreement, dated as of December 27, 2005, among SHG Holding Solutions, Inc., Onex Partners LP and the stockholders listed on the signature pages thereto (filed as Exhibit 4.4 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

4.4	Registration Agreement dated December 27, 2005, among SHG Holding Solutions, Inc. and the persons listed thereon (filed as Exhibit 4.5 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

4.5	Form of specimen certificate for Skilled Healthcare Group, Inc.’s class A common stock (filed as Exhibit 4.1 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).

4.6	Form of 11% Senior Subordinated Notes due 2014 (included in Exhibit 4.1).

10.1	Amended and Restated Skilled Healthcare Group, Inc. 2007 Incentive Award Plan (filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 7, 2008, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	The Company has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon the SEC’s request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLED HEALTHCARE GROUP, INC.

Date: August 5, 2008	/s/ Devasis Ghose Devasis Ghose
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

/s/ Christopher N. Felfe

Christopher N. Felfe
Senior Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

Number	Description
2.1	Agreement and Plan of Merger, dated as of October 22, 2005, among SHG Acquisition Corp., SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc. (filed as Exhibit 2.1 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated October 22, 2005, by and between SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc. (filed as Exhibit 2.2 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

2.3	Asset Purchase Agreement, dated as of January 31, 2006, by and among Skilled Healthcare Group, Inc., each of the entities listed on Schedule 2.1 thereto, M. Terence Reardon and M. Sue Reardon, individually and as Trustee of the M. Terence Reardon Trust U.T.A. dated June 26, 2003, and M. Sue Reardon and M. Terence Reardon, as Trustees of the M. Sue Reardon Trust U.T.A. dated June 26, 2003 (filed as Exhibit 2.3 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

2.4	Agreement and Plan of Merger, dated as of February 7, 2007, by and among SHG Holding Solutions, Inc., and Skilled Healthcare Group, Inc. (filed as Exhibit 2.4 to our Registration Statement on Form S-1/A, No. 333-137897, filed on February 9, 2007, and incorporated herein by reference).

2.5	Asset Purchase Agreement, dated February 8, 2007, by and among Skilled Healthcare Group, Inc., Raymore Care Center LLC, Blue River Care Center LLC, MLD Healthcare LLC, Blue River Real Estate LLC, MLD Real Estate LLC, Melvin Dunsworth and Raymore Health Care, Inc. (filed as Exhibit 2.5 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 23, 2007, and incorporated herein by reference).

2.6+	Asset Purchase Agreement, dated as of July 31, 2007, by and among Skilled Healthcare Group, Inc. and certain affiliates of Laurel Healthcare Providers, LLC (filed as Exhibit 2.6 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Skilled Healthcare Group, Inc. (filed as Exhibit 3.2 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Skilled Healthcare Group, Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).

Number	Description
3.3	Certificate of Ownership and Merger of Skilled Healthcare Group, Inc., dated February 7, 2007 (filed as Exhibit 3.1.1 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).

4.1	Indenture, dated as of December 27, 2005, by and among SHG Acquisition Corp., Wells Fargo Bank, N.A. and certain subsidiaries of Skilled Healthcare Group, Inc. (filed as Exhibit 4.2 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

4.2	Registration Rights Agreement, dated as of December 27, 2005, by and among SHG Acquisition Corp., all the subsidiaries of Skilled Healthcare Group, Inc. listed therein, Credit Suisse First Boston, LLC and J.P. Morgan Securities, Inc. (filed as Exhibit 4.3 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

4.3	Investor Stockholders’ Agreement, dated as of December 27, 2005, among SHG Holding Solutions, Inc., Onex Partners LP and the stockholders listed on the signature pages thereto (filed as Exhibit 4.4 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

4.4	Registration Agreement dated December 27, 2005, among SHG Holding Solutions, Inc. and the persons listed thereon (filed as Exhibit 4.5 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

4.5	Form of specimen certificate for Skilled Healthcare Group, Inc.’s class A common stock (filed as Exhibit 4.1 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).

4.6	Form of 11% Senior Subordinated Notes due 2014 (included in Exhibit 4.1).

10.1	Amended and Restated Skilled Healthcare Group, Inc. 2007 Incentive Award Plan (filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 7, 2008, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	The Company has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon the SEC’s request.