Form 10-Q
period 2008-09-30
Skilled Healthcare Group, Inc.
filed 2008-11-06
CIK 1351051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on November 3, 2008.
Class A common stock, $0.001 par value – 19,996,784 shares
Class B common stock, $0.001 par value – 17,101,237 shares

Skilled Healthcare Group, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Skilled Healthcare Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,327	$5,012
Accounts receivable, less allowance for doubtful accounts of $12,843 and $9,717 at September 30, 2008 and December 31, 2007, respectively	113,496	112,919
Deferred income taxes, current	13,861	14,968
Prepaid expenses	11,203	5,708
Other current assets	5,625	11,697

Total current assets	148,512	150,304
Property and equipment, less accumulated depreciation of $35,674 and $23,519 at September 30, 2008 and December 31, 2007 respectively	335,854	294,281
Other assets:
Notes receivable	4,838	5,102
Deferred financing costs, net	10,977	11,869
Goodwill	450,189	449,710
Intangible assets, less accumulated amortization of $9,490 and $6,840 at September 30, 2008 and December 31,2007 respectively	31,145	34,092
Non-current income taxes receivable	2,288	2,288
Deferred income taxes, non-current	67	–
Other assets	23,432	22,461

Total other assets	522,936	525,522

Total assets	$1,007,302	$970,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$45,373	$59,218
Employee compensation and benefits	33,106	29,629
Current portion of long-term debt and capital leases	10,278	6,335

Total current liabilities	88,757	95,182
Long-term liabilities:
Insurance liability risks	32,799	24,248
Deferred income taxes, non-current	—	2,297
Other long-term liabilities	15,413	21,810
Long-term debt and capital leases, less current portion	468,027	452,101

Total liabilities	604,996	595,638
Stockholders’ equity:
Preferred stock, 25,000 shares authorized, $0.001 par value per share, at September 30, 2008 and December 31, 2007, respectively; no shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Class A common stock, 175,000 shares authorized, $0.001 par value per share; 19,997 and 19,261 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	20	19
Class B common stock, 30,000 shares authorized, $0.001 par value per share; 17,101 and 17,696 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	17	18
Additional paid-in-capital	366,078	365,051
Retained earnings	37,078	10,134
Accumulated other comprehensive loss	(887)	(753)

Total stockholders’ equity	402,306	374,469

Total liabilities and stockholders’ equity	$1,007,302	$970,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$182,474	$161,468	$543,549	$457,215
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	145,749	127,761	430,148	361,233
Rent cost of revenue	4,771	3,235	13,733	8,456
General and administrative	5,992	5,073	17,748	14,209
Depreciation and amortization	5,301	4,420	15,534	12,619

	161,813	140,489	477,163	396,517

Other income (expenses):
Interest expense	(9,207)	(9,914)	(28,022)	(33,933)
Premium on redemption of debt and write-off of related deferred financing costs	—	—	—	(11,648)
Interest income	169	384	506	1,298
Other income (expense)	(110)	(159)	198	(62)
Equity in earnings of joint venture	624	381	1,733	1,274
Change in fair value of interest rate hedge	—	(6)	—	(40)

Total other income (expenses), net	(8,524)	(9,314)	(25,585)	(43,111)

Income before provision for income taxes	12,137	11,665	40,801	17,587
Provision for income taxes	2,561	4,801	13,857	7,622

Net income	9,576	6,864	26,944	9,965
Accretion on preferred stock	—	—	—	(7,354)

Net income attributable to common stockholders	$9,576	$6,864	$26,944	$2,611

Net income per share data:
Net income per common share, basic	$0.26	$0.19	$0.74	$0.11

Net income per common share, diluted	$0.26	$0.19	$0.73	$0.11

Weighted-average common shares outstanding, basic	36,578	36,236	36,562	23,966

Weighted-average common shares outstanding, diluted	36,909	36,917	36,888	24,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$26,944	$9,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,534	12,619
Provision for doubtful accounts	6,902	3,474
Non-cash stock-based compensation	1,120	392
Excess tax benefits from stock-based payment arrangements	(23)	—
Amortization of deferred financing costs	2,275	2,004
Loss on sale of assets	110	—
Write-off of deferred financing costs and premium on early redemption of debt	—	11,648
Deferred income taxes	(836)	(3,028)
Change in fair value of interest rate hedge	—	40
Amortization of discount on senior subordinated notes	80	113
Changes in operating assets and liabilities:
Accounts receivable	(10,768)	(21,181)
Other current and non-current assets	474	(2,632)
Accounts payable and accrued liabilities	(6,185)	(2,773)
Employee compensation and benefits	2,447	3,033
Insurance liability risks	1,852	(1,144)
Other long-term liabilities	2,747	2,953

Net cash provided by operating activities	42,673	15,483

Cash Flows from Investing Activities
Principal payments on notes receivable, net	3,919	1,872
Acquisition of healthcare facilities	(23,052)	(87,237)
Additions to property and equipment	(34,470)	(20,398)
Changes in other assets	(43)	2,013
Cash distributed related to the Onex Transaction	—	(7,330)

Net cash used in investing activities	(53,646)	(111,080)

Cash Flows from Financing Activities
Borrowings under line of credit, net	18,000	58,500
Repayments on long-term debt and capital leases	(6,352)	(72,205)
Fees paid for early extinguishment of debt	—	(7,700)
Additions to deferred financing costs	(1,383)	(2,312)
Excess tax benefits from stock-based payment arrangements	23	—
Proceeds from IPO, net of expenses	—	116,818

Net cash provided by financing activities	10,288	93,101

Decrease in cash and cash equivalents	(685)	(2,496)
Cash and cash equivalents at beginning of period	5,012	2,821

Cash and cash equivalents at end of period	$4,327	$325

Supplemental cash flow information
Cash paid for:
Interest expense, net of capitalized interest	$29,992	$39,267
Income taxes	$18,092	$10,620
Non-cash activities:
Insurance premium financed	$8,141	$3,630
Conversion of accounts receivable into notes receivable	$3,289	$2,437
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business
Current Business
     Skilled Healthcare Group, Inc. (“Skilled”) subsidiaries operate long-term care facilities and provide a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated subsidiaries are collectively referred to as the “Company.” The Company currently operates facilities in California, Kansas, Missouri, Nevada, New Mexico and Texas, including 75 skilled nursing facilities (“SNFs”), which offer sub-acute care and rehabilitative and specialty medical skilled nursing care and 21 assisted living facilities (“ALFs”), which provide room and board and social services. In addition, the Company provides a variety of ancillary services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, the Company owns and operates three licensed hospices that provide hospice care in its California and New Mexico markets. The Company is also a member in a joint venture located in Texas that provides institutional pharmacy services, which currently serves eight of the Company’s SNFs and other facilities unaffiliated with the Company.
Seasonality
     The Company’s business experiences seasonality as a result of variation in average daily census levels, with historically the highest average daily census in the first quarter of the year and the lowest average daily census in the third quarter of the year. In addition, revenue has typically increased in the fourth quarter of a year on a sequential basis due to annual increases in Medicare and Medicaid rates that typically have been fully implemented during that quarter.
Recent Developments
     On September 12, 2008, the Company acquired seven ALFs located in Kansas for an aggregate of $8.9 million.
2. Summary of Significant Accounting Policies
Other Information
     The accompanying condensed consolidated financial statements as of September 30, 2008 and for the three- and nine-month periods ended September 30, 2008 and 2007 (collectively, the “Interim Financial Statements”), are unaudited. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated statements and notes thereto for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). Management believes that the Interim Financial Statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position and results of operations and cash flows in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
     The accompanying Interim Financial Statements of the Company include the accounts of the Company and the Company’s wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Estimates and Assumptions
     The preparation of the Interim Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to consolidate subsidiary financial information and make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
reporting period. The most significant estimates in the Company’s condensed Interim Financial Statements relate to revenue, allowance for doubtful accounts, the self-insured portion of general and professional liability and workers’ compensation claims, income taxes and impairment of long-lived assets. Actual results could differ from those estimates.
     Information regarding the Company’s significant accounting policies is contained in “Summary of Significant Accounting Policies” in Note 2 in the Company’s 2007 Annual Report on Form 10-K filed with the SEC.
Reclassifications
     Certain prior year amounts have been reclassified to conform to current year presentation, including general and administrative expense and cost of services, as well as revenue, intercompany rent and total assets by segment. Prior to 2008, the Company reported revenue generated from services provided to a third-party-owned SNF in other revenue. Services for each such SNF are performed by personnel in the Company’s Long-Term Care (“LTC”) segment. Accordingly, $0.1 million and $0.4 million of revenue have been more appropriately reclassified as LTC segment revenue in the three- and nine- month periods ended September 30, 2007, respectively. Indirect overhead of $6.9 million and $19.7 million related to ancillary and LTC personnel that was previously reported as a general and administrative expense has been reclassified as cost of services in the three- and nine-month periods ended September 30, 2007, respectively. Also, $9.5 million was reclassified between cash flows from other long-term liabilities to accounts payable due to a tax expense adjustment and $3.6 million was reclassified from financing to operating in the statement of cash flows to conform to current year presentation of the insurance premium financing. In order to reflect the conversion of trade accounts receivable to notes receivable, $2.4 million was reclassified between cash flows from operating and investing activities in the statement of cash flows.
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
Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 (“SFAS 161”). The objective of SFAS 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet applied SFAS 161 to, or determined the impact that the adoption of SFAS 161 will have on, its condensed consolidated financial statements.
     In April 2008, FASB issued FASB Staff Position (“FSP”) No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 requires an entity to consider its own

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP 142-3 also requires the disclosure of the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of recognized intangible assets and for intangible assets renewed or extended during the period, if renewal or extension costs are capitalized, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact that the adoption of FSP 142-3 will have on its condensed consolidated financial statements.
     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 only with respect to financial assets and liabilities, as well as any other assets and liabilities carried at fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes how to measure fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable.
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
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until December 31, 2008. The Company expects SFAS 141R will have an impact on its condensed consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated by the Company after January 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards to

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
improve the relevance, comparability, and transparency of financial information in a company’s consolidated financial statements. SFAS 160 requires all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in the parent’s ownership interest while the parent retains its controlling financial interest in a subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in a company’s interim financial statements. SFAS 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. The Company continues to evaluate the impact, if any, that SFAS 160 may have on its condensed consolidated financial statements.
3. Net Income Per Share of Class A Common Stock and Class B Common Stock
     The Company computes net income per share of class A common stock and class B common stock in accordance with SFAS No. 128, Earnings Per Share, using the two-class method. The Company’s class A common stock and class B common stock are identical in all respects, except with respect to voting rights and except that each share of class B common stock is convertible into one share of class A common stock under certain circumstances. Therefore, net income is allocated on a proportionate basis.
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
     The following table sets forth the computation of basic and diluted net income per share of class A common stock and class B common stock for the three- and nine-month periods ended September 30, 2008 (amounts in thousands, except per share data):

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Class A	Class B	Total	Class A	Class B	Total
Net income per share, basic
Numerator:
Allocation of income attributable to common stockholders	$5,083	$4,493	$9,576	$14,203	$12,741	$26,944

Denominator:
Weighted-average common shares outstanding	19,414	17,164	36,578	19,273	17,289	36,562

Net income per common share, basic	$0.26	$0.26	$0.26	$0.74	$0.74	$0.74

Net income per share, diluted
Numerator:
Allocation of income attributable to common stockholders	$5,051	$4,525	$9,576	$14,106	$12,838	$26,944

Denominator:
Weighted-average common shares outstanding	19,414	17,164	36,578	19,273	17,289	36,562

Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	55	276	331	38	288	326

Adjusted weighted-average common shares outstanding	19,469	17,440	36,909	19,311	17,577	36,888

Net income per common share, diluted	$0.26	$0.26	$0.26	$0.73	$0.73	$0.73

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Business Segments
     The Company has two reportable operating segments — LTC services, which includes the operation of skilled nursing and assisted living facilities and is the most significant portion of the Company’s business, and ancillary services, which includes the Company’s rehabilitation therapy and hospice businesses. The “other” category includes general and administrative items. The Company’s reporting segments are business units that offer different services, and that are managed separately due to the nature of the services provided or the products sold.
     At September 30, 2008, LTC services were provided by 75 SNF subsidiaries that offer post-acute, rehabilitative and specialty skilled nursing care, as well as 21 ALF subsidiaries that provide room and board and social services. Ancillary services include rehabilitative therapy services such as physical, occupational and speech therapy provided in the Company’s facilities and in unaffiliated facilities by its subsidiaries, Hallmark Rehabilitation GP, LLC and Hallmark Rehabilitation, LP. Also included in the ancillary services segment is the Company’s hospice business.
     The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. Accordingly, earnings before net interest, tax, depreciation and amortization (“EBITDA”) is used as the primary measure of each segment’s operating results because it does not include such costs as interest expense, income taxes, depreciation and amortization which may vary from segment to segment depending upon various factors, including the method used to finance the original purchase of a segment or the tax law of the states in which a segment operates. By excluding these items, the Company is better able to evaluate operating performance of the segment by focusing on more controllable measures. General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss, and are included in the “other” category in the selected segment financial data that follows. The accounting policies of the reporting segments are the same as those described in the accounting policies (see Note 2 above) included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC. Intersegment sales and transfers are recorded at cost plus standard mark-up; intersegment transactions have been eliminated in consolidation.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following table sets forth selected financial data by business segment (dollars in thousands):

	Long-term	Ancillary
	Care Services	Services	Other	Elimination	Total
Three months ended September 30, 2008
Revenue from external customers	$159,658	$22,807	$9	$—	$182,474
Intersegment revenue	1,216	16,211	—	(17,427)	—

Total revenue	$160,874	$39,018	$9	(17,427)	$182,474

Segment capital expenditures	$12,803	$433	$(8)	$—	$13,228
EBITDA(1)	$28,907	$3,004	$(5,435)	$—	$26,476

Three months ended September 30, 2007
Revenue from external customers	$141,164	$20,301	$3	$—	$161,468
Intersegment revenue	509	15,585	—	(16,094)	—

Total revenue	$141,673	$35,886	$3	(16,094)	$161,468

Segment capital expenditures	$7,629	$70	$72	$—	$7,771
EBITDA(1)	$25,529	$4,993	$(4,907)	$—	$25,615

	Long-term	Ancillary
	Care Services	Services	Other	Elimination	Total
Nine months ended September 30, 2008
Revenue from external customers	$477,427	$66,105	$17	$—	$543,549
Intersegment revenue	3,014	49,335	—	(52,349)	—

Total revenue	$480,441	$115,440	$17	(52,349)	$543,549

	Long-term	Ancillary
	Care Services	Services	Other	Elimination	Total
Segment capital expenditures	$32,575	$1,228	$667	$—	$34,470
EBITDA(1)	$85,467	$14,314	$(15,930)	$—	$83,851

Nine months ended September 30, 2007
Revenue from external customers	$399,341	$57,871	$3	$—	$457,215
Intersegment revenue	509	44,945	—	(45,454)	—

Total revenue	$399,850	$102,816	$3	(45,454)	$457,215

Segment capital expenditures	$22,037	$431	$(2,070)	$—	$20,398
EBITDA(1)	$73,140	$14,793	$(25,092)	$—	$62,841

(1)	EBITDA is defined as net income before depreciation, amortization and interest expense (net of interest income) and the provision for income taxes. See reconciliation of net income to EBITDA and a discussion of its uses and limitations on pages 22-24 of this quarterly report.
     The following table presents the segment assets as of September 30, 2008 compared to December 31, 2007 (dollars in thousands):

	Long-term	Ancillary
	Care Services	Services	Other	Total
September 30, 2008:
Segment total assets	$893,759	$77,107	$36,436	$1,007,302
Goodwill and intangibles included in total assets	$445,106	$36,228	$—	$481,334
December 31, 2007:
Segment total assets	$863,698	$71,695	$34,714	$970,107
Goodwill and intangibles included in total assets	$447,304	$36,498	$—	$483,802
5. Income Taxes
     For the three months ended September 30, 2008 and 2007, the Company recognized income tax expense of $2.6 million and $4.8 million, respectively.  Tax benefits totaling $2.2 million, $1.4 million of which was attributable to a decrease in unrecognized tax benefits resulting from the expiration of statutes of limitations and $0.8 million primarily attributable to the generation of state tax credits, reduced the effective tax rate below the Company’s statutory tax rate for the three months ended September 30, 2008 while the tax expense for the three months ended September 30, 2007 approximated the Company’s statutory rate.
     For the nine months ended September 30, 2008 and 2007, the Company recognized income tax expense of $13.9 million and $7.6 million, respectively.   The effective tax rate for the nine months ended September 30, 2008, was below the Company’s statutory rate due to a decrease in unrecognized tax benefits resulting from expiration of statutes of limitations and the generation of state tax credits.  The effective tax rate for the nine months ended September 30, 2007 was higher than the statutory rate due primarily to interest accruals related to uncertain tax positions.
     For the three months and nine months ended September 30, 2008, total unrecognized tax benefits, including penalties and interest, decreased from $14.1 million to $3.2 million as a result of the expiration of the 2003 and 2004 federal income tax statutes of limitations.  Approximately $1.4 million of the $10.9 million decrease in unrecognized tax benefits was recorded as a tax benefit with the remainder recorded as a reduction in goodwill recorded in connection with the Onex acquisition. In addition, due to the expiration of the statute of limitations, during the three months ended September 30, 2008, the Company reversed $7.0 million of escrow receivable against goodwill recorded in connection with the Onex acquisition. The escrow receivable was previously established to recognize potential recoveries for uncertain tax positions pursuant to contractual indemnification provisions in the Onex acquisition agreement. As of September 30, 2008, it is reasonably possible that unrecognized tax benefits could decrease by $2.6 million, all of which would affect the Company’s effective tax rate, due to additional statute expirations within the 12-month rolling period ending September 30, 2009.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Company is subject to taxation in the United States and in various state jurisdictions. The Company’s tax years 2005 and forward are subject to examination by the United States Internal Revenue Service and from 2003 forward by the Company’s material state jurisdictions.
6. Other Current Assets and Other Assets
     Other current assets consist of the following at September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30, 2008	December 31, 2007
Receivable from escrow	$—	$7,031
Current portion of notes receivable	1,690	2,056
Supply inventories	2,684	2,533
Income tax refund receivable	1,143	—
Other current assets	108	77

	$5,625	$11,697

     Other assets consist of the following at September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30, 2008	December 31, 2007
Equity investment in joint ventures	$5,024	$4,183
Restricted cash	12,012	10,697
Investments	1,699	2,666
Deposits and other assets	4,697	4,915

	$23,432	$22,461

7. Other Long-Term Liabilities
     Other long-term liabilities consist of the following at September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30, 2008	December 31, 2007
Deferred rent	$5,436	$3,569
Other long-term tax liability	3,169	11,761
Asbestos abatement liability	5,360	5,252
Interest rate swap fair value	1,448	1,228

	$15,413	$21,810

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
     On May 4, 2006, three plaintiffs filed a complaint against the Company in the Superior Court of California, Humboldt County, entitled Bates v. Skilled Healthcare Group, Inc. and twenty-three of its subsidiaries. In the complaint, the plaintiffs allege that certain California-based facilities operated by the Company’s subsidiaries failed to provide an adequate number of qualified personnel to care for their residents and misrepresented the quality of care provided in their facilities. Plaintiffs allege these failures violated the residents’ rights, the California Business and Professions Code and the Consumer Legal Remedies Act. Plaintiffs seek restitution of money paid for services allegedly promised to, but not received by, facility residents during the period from September 1, 2003 to the

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
present. The complaint further sought class certification of in excess of 18,000 plaintiffs as well as injunctive relief, punitive damages and attorneys fees.
     In response to the complaint, the Company filed a demurrer. On November 28, 2006, the Humboldt Court denied the demurrer. On January 31, 2008, the Humboldt Court denied the Company’s motion for a protective order as to the names and addresses of residents within the facility and on April 7, 2008, the Humboldt Court granted plaintiffs’ motion to compel electronic discovery by the Company. On May 27, 2008, plaintiffs’ motion for class certification was heard. On June 12, 2008, the Company received an order granting plaintiffs’ motion for class certification. The Company has petitioned the California Court of Appeal, First Appellate District, for a writ and reversal of the order granting class certification. Primary professional liability insurance coverage has been exhausted for the policy year applicable to this case. The excess insurance carrier issuing the policy applicable to this case has recently issued its reservation of rights to preserve an assertion of non-coverage for this case. Given the uncertainty of the pleadings and facts at this juncture in the litigation, the potential exposure is uncertain at this time.
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
     The Company has elected to not carry workers’ compensation insurance in Texas and it may be liable for negligence claims that are asserted against it by its Texas-based employees.
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     General and Professional Liability. The Company’s skilled nursing and assisted living services subject it to certain liability risks. Malpractice claims may be asserted against the Company if its services are alleged to have resulted in patient injury or other adverse effects, the risk of which may be greater for higher-acuity patients, such as those receiving specialty and sub-acute services, than for traditional LTC patients. The Company has from time to time been subject to malpractice claims and other litigation in the ordinary course of business.
     The Company has a professional and general liability claims-made-based insurance policy with an individual claim limit of $2.0 million per loss and a $6.0 million annual aggregate limit for its California, Texas, New Mexico and Nevada facilities. Under this program, which expired on August 31, 2008, the Company retains an unaggregated $1.0 million self-insured professional and general liability retention per claim.
     In September 2008, California-based skilled nursing facility subsidiaries purchased individual three-year professional and general liability insurance policies with a per occurrence and annual aggregate coverage limit of $1.0 million and $3.0 million respectively and an unaggregated $0.1 million per claim self-insured retention.
     The Company has a three-year excess liability policy with applicable aggregate limits of $14.0 million for losses arising from claims in excess of $1.0 million for the California assisted living facilities and the Texas, New Mexico, Nevada, Kansas and Missouri facilities. The Company retains an unaggregated self-insured retention of $1.0 million per claim for all Texas, New Mexico and Nevada facilities and its California assisted living facilities.
     The Company’s Kansas facilities are insured on an occurrence basis with a per occurrence and annual aggregate coverage limit of $1.0 million and $3.0 million, respectively. There are no applicable self-insurance retentions or deductibles under these contracts. The Company’s Missouri facilities are underwritten on a claims-made basis with no applicable self-insured retentions or deductibles and have a per occurrence and annual aggregate coverage limit of $1.0 million and $3.0 million, respectively.
     From September 2004 through August 2006, the Company was covered by a multi-year aggregate excess professional and general liability insurance policy providing $10.0 million of coverage for losses arising from claims in excess of $5.0 million in California, Texas and Nevada. Kansas and Missouri were added to this plan at the time of their acquisitions in 2005 and 2006, respectively. From September 2006 through August 2008, this excess coverage was modified to increase the coverage to $12.0 million for losses arising from claims in excess of $3.0 million, which are reported after the September 1, 2006 change. The Company’s ten New Mexico facilities were also covered under this policy after their acquisition in September 2007.
     Employee Medical Insurance. Medical preferred provider option programs are offered as a component of our employee benefits. The Company retains a self-insured amount up to a contractual stop loss amount and we estimate our self-insured medical reserve on a quarterly basis, based upon actuarial analyses provided by external actuaries using the most recent trends of medical claims. Based upon these analyses, at September 30, 2008, the Company had reserved $1.6 million for incurred but not paid medical claims.
     A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

	September 30, 2008							December 31, 2007
	General and							General and
	Professional		Employee		Workers’			Professional		Employee		Workers’
	Liability		Medical		Compensation		Total	Liability		Medical		Compensation		Total
Current	$8,181	(1)	$1,592	(2)	$4,053	(2)	$13,826	$15,909	(1)	$1,070	(2)	$3,546	(2)	$20,525
Non-current	22,987		—		9,812		32,799	15,230		—		9,018		24,248

	$31,168		$1,592		$13,865		$46,625	$31,139		$1,070		$12,564		$44,773

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.

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
Comprehensive Income (Loss)
     Comprehensive income (loss) consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that, under GAAP, are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. Other comprehensive income related to derivatives held by the Company for the three-month period ended September 30, 2008 was $0.1 million, net of a taxes of $0.1 million. Other comprehensive loss related to derivatives held by the Company for the nine-month period ended September 30, 2008 was $0.1 million, net of taxes of $0.1 million. There was no other comprehensive income (loss) for the three- and nine- month periods ended September 30, 2007.
2007 Stock Incentive Plan
     The fair value of the stock option grants for the nine-month period ended September 30, 2008 under SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”) was estimated on the date of the grants using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	3.23%
Expected life	6.25 years
Dividend yield	0%
Volatility	40.56%
Weighted-average fair value	$5.89
     There were 15,000 and 144,000 new stock options granted in the three- and nine- month periods ended September 30, 2008, respectively.
     There were no options exercised during the three- and nine-month periods ended September 30, 2008. As of September 30, 2008, there was $1.1 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 2.9 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.
     The following table summarizes stock option activity during the nine months ended September 30, 2008 under the 2007 Plan:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)

Outstanding at January 1, 2008	169,000	$15.42
Granted	144,000	$13.13
Exercised	—	$—
Forfeited or cancelled	(4,000)	$15.50

Outstanding at September 30, 2008	309,000	$14.35	9.06	$480

Exercisable at September 30, 2008	65,000	$15.50	8.62	$25

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.
     Equity related to stock option grants and stock awards included in cost of services in the Company’s condensed consolidated financial statement of operations was $0.2 million and $0.4 million in the three- and nine-month periods ended September 30, 2008, respectively. The amount in general and administrative expenses was $0.3 million and $0.7 million in the three- and nine-month periods ended September 30, 2008, respectively.
10. Fair Value Measurements
     For a discussion of recent accounting pronouncements regarding Fair Value Measurements, please see “Summary of Significant Accounting Policies” in Note 2 of this report.
     As of September 30, 2008, the Company held an interest rate swap that is required to be measured at fair value on a recurring basis. The fair value of the interest rate swap contract is determined by calculating the value of the discounted cash flows of the difference between the fixed interest rate of the interest rate swap and the counterparty’s forward LIBOR curve, which is the input used in the valuation. The forward LIBOR curve is readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The Company obtained the counterparty’s calculation of the valuation of the interest rate swap as well as a forward LIBOR curve from another investment bank and recalculated the valuation of the interest rate swap without a material difference.
     The following table summarizes the valuation of the Company’s interest rate swap as of September 30, 2008 by the SFAS 157 fair value hierarchy levels detailed in Note 2 of this report (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swap	$ —	$(1,448)	$ —	$(1,448)
     In the three- and nine- month periods ended September 30, 2008, there was $0.1 million of unrealized gain, net of a tax provision and $0.1 million of unrealized gain, net of taxes, respectively, on the interest rate swap recognized in other comprehensive income.
11. Debt
     On March 31, 2008, the Company exercised its rights to increase revolving loan commitments of certain lenders under its existing second amended and restated first lien credit agreement, as amended (the “Credit Agreement”), by an aggregate amount of $35 million, effected pursuant to an Acknowledgement of Increasing Lenders. Following this increase, the total revolving loan commitments under the Credit Agreement equal $135 million in the aggregate. The revolving loan is due in full on June 15, 2010. The revolving loan bears interest, at the Company’s election, either at the prime rate plus an initial margin of 1.75% or the LIBOR plus an initial margin of 2.75%.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Company’s long-term debt is summarized as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
Revolving Credit Facility, base interest rate, comprised of prime plus 1.75% (6.75% at September 30, 2008) collateralized by real property, due 2010	$5,000	$8,000

Revolving Credit Facility, interest rate based on LIBOR plus 2.75% (5.40% at September 30, 2008) collateralized by real property, due 2010	81,000	60,000

	September 30,	December 31,
	2008	2007
Term Loan, interest rate based on LIBOR plus 2.00% (4.92% at September 30, 2008) collateralized by real property, due 2012	251,550	253,500

2014 Notes, interest rate 11.0%, with an original issue discount of $572 and $652 at September 30, 2008 and December 31, 2007, respectively, interest payable semiannually, principal due 2014, unsecured	129,428	129,348

Notes payable, fixed interest rate 6.5%, payable in monthly installments, collateralized by a first priority deed of trust, due November 2014	1,727	1,893

Insurance premium financing	7,416	2,310

Present value of capital lease obligations at effective interest rates, collateralized by property and equipment	2,184	3,385

Total long-term debt and capital leases	478,305	458,436

Less amounts due within one year	(10,278)	(6,335)

Long-term debt and capital leases, net of current portion	$468,027	$452,101

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not indicate future performance. Our forward-looking statements, which reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” herein and in our Form 10-K for the year ended December 31, 2007. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we” “our” and “us” refer to Skilled Healthcare Group, Inc. and its consolidated subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this report.
     Certain prior year amounts have been reclassified to conform to current year presentation.
Business Overview
     We are a provider of integrated long-term healthcare services through our skilled nursing facilities and rehabilitation therapy business. We also provide other related healthcare services, including assisted living care and hospice care. We focus on providing high-quality care to our patients and we have a strong focus on treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of September 30, 2008, we owned or leased 75 skilled nursing facilities and 21 assisted living facilities, together comprising approximately 10,500 licensed beds. Our facilities, approximately 73% of which we own, are located in California, Texas, Kansas, Missouri, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. For the nine months ended September 30, 2008, we generated approximately 85.2% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated by our other related healthcare services. Those services consist of our assisted living facilities, rehabilitation therapy services provided to third-party facilities, and hospice care.
     On September 12, 2008, we acquired seven ALFs located in Kansas for an aggregate of $8.9 million.
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

     The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$154,603	84.7%	$136,762	84.7%
Assisted living facilities	5,055	2.8	4,402	2.7

Total long-term care services	159,658	87.5	141,164	87.4
Ancillary services :
Third-party rehabilitation therapy services	17,383	9.5	17,730	11.0
Hospice	5,424	3.0	2,571	1.6

Total ancillary services	22,807	12.5	20,301	12.6
Other	9	—	3	—

Total	$182,474	100.0%	$161,468	100.0%

	Nine Months Ended September 30,
	2008		2007
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$463,107	85.2%	$386,559	84.5%
Assisted living facilities	14,320	2.6	12,782	2.8

Total long-term care services	477,427	87.8	399,341	87.3
Ancillary services :
Third-party rehabilitation therapy services	51,683	9.5	51,896	11.4
Hospice	14,422	2.7	5,975	1.3

Total ancillary services	66,105	12.2	57,871	12.7
Other	17	—	3	—

Total	$543,549	100.0%	$457,215	100.0%

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
     The following table sets forth our Medicare, managed care, private pay/other and Medicaid patient days for our skilled nursing facilities as a percentage of total patient days for our skilled nursing facilities and the level of skilled mix for our skilled nursing facilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Medicare	16.4%	17.5%	17.4%	18.5%
Managed care	6.6	5.9	7.0	5.9

Skilled mix	23.0	23.4	24.4	24.4
Private and other	18.8	17.6	17.7	16.8
Medicaid	58.2	59.0	57.9	58.8

Total	100.0%	100.0%	100.0%	100.0%

     Skilled mix in the first nine months of 2008 was consistent with the same period in the prior year as we continue to focus on high-acuity residents and expand our Express Recovery™ Unit facilities. Skilled mix of 23.0% in the third quarter of 2008 reflected a decline from 24.6% in the second quarter of 2008, which is consistent with prior-year trends based on seasonality.

     The following table sets forth revenue by state and revenue by state as a percentage of total long-term care revenue for the periods (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
	Revenue	Percentage of	Revenue	Percentage of
	Dollars	Revenue	Dollars	Revenue
California	$65,646	41.1%	$63,184	44.8%
Kansas	12,871	8.1	9,728	6.9
Missouri	13,145	8.2	15,026	10.6
Nevada	7,721	4.8	6,482	4.6
New Mexico	19,271	12.1	5,334	3.8
Texas	41,004	25.7	41,410	29.3

Total	$159,658	100.0%	$141,164	100.0%

	Nine Months Ended September 30,
	2008		2007
	Revenue	Percentage of	Revenue	Percentage of
	Dollars	Revenue	Dollars	Revenue
California	$197,939	41.5%	$189,384	47.5%
Kansas	35,820	7.5	28,121	7.0
Missouri	41,531	8.7	36,081	9.0
Nevada	22,628	4.7	18,856	4.7
New Mexico	53,697	11.2	5,334	1.3
Texas	125,812	26.4	121,565	30.5

Total	$477,427	100.0%	$399,341	100.0%

     Assisted Living Facilities. Within our assisted living facilities, we generate our revenue primarily from private pay sources, with a small portion earned from Medicaid or other state specific programs.
     Ancillary Service Segment
     Rehabilitation Therapy. As of September 30, 2008, we provided rehabilitation therapy services to a total of 185 healthcare facilities, including 65 of our facilities, compared to 176 facilities, including 64 of our facilities, as of September 30, 2007. In addition, we have contracts to manage the rehabilitation therapy services for our ten healthcare facilities in New Mexico. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party skilled nursing facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered.
     Hospice. We provide hospice care in California and New Mexico. We derive substantially all of the revenue from our hospice business from Medicare and Medicaid reimbursement for hospice services.
     Regulatory and Other Governmental Actions Affecting Revenue
     Our revenue is derived from services provided to patients in the following payor classes (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
	Revenue	Percentage	Revenue	Percentage
	Dollars	of Revenue	Dollars	of Revenue
Medicare	$65,433	35.9%	$58,371	36.2%
Medicaid	58,519	32.1	50,846	31.5

Subtotal Medicare and Medicaid	123,952	68.0	109,217	67.7
Managed Care	16,505	9.0	13,610	8.4
Private and Other	42,017	23.0	38,641	23.9

Total	$182,474	100.0%	$161,468	100.0%

	Nine Months Ended September 30,
	2008		2007
	Revenue	Percentage	Revenue	Percentage
	Dollars	of Revenue	Dollars	of Revenue
Medicare	$199,832	36.8%	$169,792	37.1%
Medicaid	169,412	31.1	139,205	30.5

Subtotal Medicare and Medicaid	369,244	67.9	308,997	67.6
Managed Care	52,502	9.7	38,028	8.3
Private and Other	121,803	22.4	110,190	24.1

Total	$543,549	100.0%	$457,215	100.0%

     We derive a substantial portion of our revenue from government Medicare and Medicaid programs. For the nine months ended September 30, 2008, we derived 36.8% and 31.1% of our total revenue from the Medicare and Medicaid programs, respectively, and for the nine months ended September 30, 2007, we derived 37.1% and 30.5% of our total revenue from the Medicare and Medicaid programs, respectively. In addition, our rehabilitation therapy services, for which we receive payment from private payors, are significantly dependent on Medicare and Medicaid funding, as those private payors are generally reimbursed by these programs.
     Medicare. Medicare is a federal health insurance program for people age 65 or older, people under age 65 with certain disabilities, and people of all ages with End-Stage Renal Disease. The Medicare program has Part A hospital insurance that helps to cover inpatient care in hospitals and in skilled nursing facilities (not custodial or long-term care). It also helps cover hospice care and some home health care. Skilled nursing facilities are paid on the basis of a prospective payment system, or PPS. The PPS payment rates are adjusted for case mix and geographic variation in wages and cover all costs of furnishing covered skilled nursing facilities services (routine, ancillary, and capital-related costs). The amount to be paid is determined by classifying each patient into a resource utilization group, or RUG category, which is based upon each patient’s acuity level. Payment rates have historically increased each Federal fiscal year using a skilled nursing facilities market basket index.
     On July 31, 2008, Center for Medicare and Medicaid Services (CMS) released its final rule on the fiscal year 2009 per diem payment rates for skilled nursing facilities. Under the final rule, CMS revised and rebased the skilled nursing facility market basket, resulting in a 3.4% market basket increase factor. Using this increase factor, the final rule increased aggregate payments to skilled nursing facilities nationwide by approximately $780.0 million. Additionally, in the final rule issued July 31, 2008, CMS decided to defer consideration of a possible $770 million reduction in payments to skilled nursing facilities related to a proposed adjustment to the refinement of nine new case mix groups until 2009 when the fiscal year 2010 per diem payment rates are set.
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

Critical Accounting Policies and Estimates Update
     There have been no significant changes during the three- and nine-month periods ended September 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Results of Operations
     The following table sets forth details of our revenue and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	79.9	79.1	79.1	79.0
Rent cost of revenue	2.6	2.0	2.5	1.8
General and administrative	3.3	3.1	3.3	3.1
Depreciation and amortization	2.9	2.7	2.9	2.8

	88.7	86.9	87.8	86.7

Other income (expenses):
Interest expense	(5.0)	(6.1)	(5.1)	(7.5)
Interest income	0.1	0.2	0.1	0.3
Other	(0.1)	(0.1)	—	—
Equity in earnings of joint venture	0.3	0.2	0.3	0.3
Debt retirement costs	—	—	—	(2.5)
Change in fair value of interest rate hedge	—	—	—	—

Total other income (expenses), net	(4.7)	(5.8)	(4.7)	(9.4)

Income before provision for income taxes	6.6	7.3	7.5	3.9
Provision for income taxes	1.4	3.0	2.5	1.7

Net income	5.2%	4.3%	5.0%	2.2%

EBITDA margin	14.5%	15.9%	15.4%	13.7%
Adjusted EBITDA margin	14.6%	15.9%	15.4%	16.3%

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):
Net income	$9,576	$6,864	$26,944	$9,965
Interest expense, net of interest income	9,038	9,530	27,516	32,635
Provision for income taxes	2,561	4,801	13,857	7,622
Depreciation and amortization expense	5,301	4,420	15,534	12,619

EBITDA	26,476	25,615	83,851	62,841
Premium on redemption of debt and write-off of related deferred financing costs	—	—	—	11,648
Loss on sale of asset	110	—	110	—
Change in fair value of interest rate hedge	—	6	—	40

Adjusted EBITDA	$26,586	$25,621	$83,961	$74,529

     We define EBITDA as net income before depreciation, amortization and interest expense (net of interest income) and the provision for income taxes. EBITDA margin is EBITDA as a percentage of revenue. We calculate Adjusted EBITDA by adjusting EBITDA (each to the extent applicable in the appropriate period) for:

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
     Finally, we use Adjusted EBITDA to determine compliance with our debt covenants and assess our ability to borrow additional funds and to finance or expand operations. The credit agreement governing our first lien term loan uses a measure substantially similar to Adjusted EBITDA as the basis for determining compliance with our financial covenants, specifically our minimum interest coverage ratio and our maximum total leverage ratio, and for determining the interest rate of our first lien term loan. The indenture governing our 11% senior subordinated notes also uses a substantially similar measurement for determining the amount of additional debt we may incur. For example, both our credit facility and the indenture governing our 11% senior subordinated notes include adjustments for (i) gain or losses on sale of assets, (ii) the write-off of deferred financing costs of extinguished debt; (iii) reorganization expenses; and (iv) fees and expenses related to our transaction with Onex Corporation affiliates in December 2005. Our non-compliance with these financial covenants could lead to acceleration of amounts due under our credit facility. In addition, if we cannot satisfy certain financial covenants under the indenture for our 11% senior subordinated notes, we cannot engage in certain specified activities, such as incurring additional indebtedness or making certain payments.
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
     Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Revenue. Revenue increased $21.0 million, or 13.0%, to $182.5 million in the three months ended September 30, 2008, from $161.5 million in the three months ended September 30, 2007.
     Revenue in our long-term care services segment increased $18.5 million, or 13.1%, to $159.7 million in the three months ended September 30, 2008, from $141.2 million in the three months ended September 30, 2007. The increase in long-term care services segment revenue resulted primarily from a $17.8 million, or 13.0%, increase in our skilled nursing facilities revenue and a $0.7 million, or 15.9%, increase in our assisted living facilities revenue. Of the increase in skilled nursing facilities revenue, $16.0 million was due to our September 2007 acquisitions of ten skilled nursing facilities in New Mexico, including a cumulative retro-active Medicaid rate increase of $1.4 million related to prior periods, and one skilled nursing facility in Kansas in April 2008, and $1.8 million resulted from increased rates from Medicare, Medicaid and managed care pay sources. We have not yet received notice of the 2008 rate adjustment for California, which will be retro-active to August 1, 2008. We have also not yet received notice of the 2008 rate adjustment for Missouri, which will be retro-active to July 1, 2008. We expect to receive both of these rate adjustments in fourth quarter 2008. We estimate that these rate adjustments would have resulted in additional revenue of $0.9 million in the three months ended September 30, 2008. Our average daily number of skilled nursing patients increased by 584, or 8.3%, to 7,618 in the three months ended September 30, 2008, from 7,034 in the three months ended September 30, 2007, primarily due to our previously-discussed acquisitions. Our average daily Part A Medicare rate increased 6.5% to $478 in the three months ended September 30, 2008, from $449 in the three months ended September 30, 2007 as a result of market basket increases provided under the Medicare program, as well as a higher patient acuity mix from the expansion of our Express Recovery™ Unit services. Our average daily Medicaid rate increased 6.1% to $140 in the three months ended September 30, 2008, from $132 per day in the three months ended September 30, 2007, primarily due to increased Medicaid rates in New Mexico, Texas and Missouri. Our skilled mix declined to 23.0% in the three months ended September 30, 2008, from 23.4% in the three months ended September 30, 2007, which was related to our September 2007 acquisition of ten skilled nursing facilities in New Mexico. Excluding these New Mexico facilities, our skilled mix remained consistent at 23.6%.
     Revenue in our ancillary services segment, excluding intersegment revenue, increased $2.5 million, or 12.3%, to $22.8 million in the three months ended September 30, 2008, from $20.3 million in the three months ended September 30, 2007. This increase in our ancillary services segment revenue resulted from a $2.8 million, or 107.7%, increase in revenue from our hospice business, offset by a $0.3 million decrease in rehabilitation therapy services. Of the $2.8 million increase in hospice revenue, $1.1 million resulted from an increase in the number of patients receiving hospice services in our California locations and $1.9 million from the acquisition of two hospice units in New Mexico in September 2007. In addition, we terminated our service in the Texas market, which had accounted for $0.2 million in revenue in the three months ended September 30, 2007. Rehabilitation therapy services revenue in the three months ended September 30, 2008 was comparable to the three months ended September 30, 2007.
     Cost of Services Expenses. Our cost of services expenses increased $17.9 million, or 14.0%, to $145.7 million, or 79.9% of revenue, in the three months ended September 30, 2008, from $127.8 million, or 79.1% of revenue, in the three months ended September 30, 2007.
     Cost of services expenses in our long-term care services segment increased $14.3 million, or 12.7%, to $127.1 million in the three months ended September 30, 2008, or 79.6% of our long-term care services segment revenue for that period, from $112.8 million in the three months ended September 30, 2007, or 79.9% of our long-term care services segment revenue for that period. Excluding reductions in our reserves for prior policy years for self insured professional and general liability and workers compensation insurance totaling $2.3 million, cost of services expenses were 81.1% of revenue for the three months ended September 30, 2008
     The increase in long-term care services segment cost of services expenses resulted from a $13.2 million, or 12.4%, increase in cost of services expenses at our skilled nursing facilities, a $0.3 million, or 10.0%, increase in cost of services expenses at our assisted living facilities and a $0.8 million, or 24.2%, increase in our regional operations overhead expense.
     Of the increase in cost of services expenses at our skilled nursing facilities, $8.0 million primarily resulted from the ten facilities acquired in New Mexico in September 2007 and one facility in Kansas in April 2008, and $5.2 million resulted from operating costs increasing $6 per day, or 3.6%, to $171 per day in the three months ended September 30, 2008, from $165 per day in the three months ended September 30, 2007. The $5.2 million increase in operating costs resulted from a $3.7 million increase in labor costs as a result of an increase in average hourly rates and increased staffing, primarily in the nursing area to respond to the increased mix of high-acuity patients, a $0.8 million increase due to ancillary services, and a $0.7 million increase in other expenses such as supplies, food, taxes, licenses, and utilities, due to increased purchasing costs.
     Cost of services expenses in our ancillary services segment increased $4.8 million, or 15.5%, to $35.8 million in the three months ended September 30, 2008, from $31.0 million in the three months ended September 30, 2007. Cost of service expenses were 91.8%, or $35.8 million, of total ancillary services segment revenue of $39.0 million in the three months ended September 30, 2008, as compared to 86.4%, or $31.0 million, of total ancillary services segment revenue of $35.9 million in the three months ended September 30, 2007. The increase in our ancillary services segment cost of services expenses resulted from a 6.3%, or $1.8 million, increase in operating expenses related to our rehabilitation therapy services to $30.5 million in the three months ended September 30, 2008, from $28.7 million in the three months ended September 30, 2007, and a 130.4%, or $3.0 million, increase in operating expenses related to our hospice business. Prior to intersegment eliminations, cost of service expenses related to our rehabilitation therapy services were 90.8%, or $30.5 million, of total rehabilitation therapy revenue of $33.6 million in the three months ended September 30, 2008, as compared to 86.2%, or $28.7 million, of total rehabilitation therapy revenue of $33.3 million in the three months ended September 30, 2007. The increase in cost of services as a percent of revenue was primarily the result of an increase in bad debt expense of $1.2 million, or 4.5% of therapy revenue of $33.6 million, for the three months ended September 30, 2008. Included in the increased bad debt reserves was $0.6 million of reserves related to the CMS pilot program utilizing private recovery audit contractor firms to recoup alleged Medicare overpayments. The increased operating expenses related to our hospice services business were incurred to support the increase in the number of patients receiving hospice services in California and the acquisition of two hospice units in New Mexico in September 2007. Cost of service expenses related to our hospice services were 98.1%, or $5.3 million, of total hospice revenue of $5.4 million in the three months ended September 30, 2008, as compared to 88.5%, or $2.3 million, of total hospice revenue of $2.6 million in third quarter of 2007. The increase in cost of services as a percent of revenue was primarily the result of an increase in bad debt expense of $0.6 million, or 11.1% of hospice revenue, for the three months ended September 30, 2008.
     Rent Cost of Revenue. Rent cost of revenue increased by $1.6 million, or 50.0%, to $4.8 million, or 2.6% of revenue, in the three months ended September 30, 2008, from $3.2 million, or 2.0% of revenue, in the three months ended September 30, 2007. This increase was primarily attributable to our acquisition of eight leased skilled nursing facilities in New Mexico in September 2007.
     General and Administrative Services Expenses. Our general and administrative services expenses increased $0.9 million, or 17.6%, to $6.0 million, or 3.3% of revenue, in the three months ended September 30, 2008, from $5.1 million, or 3.1% of revenue, in the three months ended September 30, 2007. The increase in our general and administrative expenses was the result of increased compensation and benefits of $0.4 million, primarily due to increased incentive and stock compensation expense and increased expenses of $0.4 million in costs related to being a public company, primarily due to audit and Sarbanes-Oxley compliance costs.
     Depreciation and Amortization. Depreciation and amortization increased by $0.9 million, or 20.5%, to $5.3 million in the three months ended September 30, 2008, from $4.4 million in the three months ended September 30, 2007. This increase primarily resulted from increased depreciation and amortization related to our New Mexico and Kansas acquisitions previously discussed, as well as new assets placed in service during 2007 and 2008. Depreciation costs will continue to increase as we continue to place additional Express Recovery™ unit expansions in service and when we complete construction of our Dallas, TX skilled nursing facility, which we anticipate opening early in 2009.
     Interest Expense. Interest expense decreased by $0.7 million, or 7.1%, to $9.2 million in the three months ended September 30, 2008, from $9.9 million in the three months ended September 30, 2007. The decrease in our interest expense was primarily due to a $1.9 million decrease attributable to lower interest rates, a $1.0 million increase attributable to an increase in average debt outstanding and a $0.2 million increase in the amortization of deferred financing fees. Our weighted average interest rate was 7.0% in the three months ended September 30, 2008, as compared to 8.6% in the three months ended September 30, 2007, and our weighted average debt outstanding was $482.4 million and $430.9 million in the three months ended September 30, 2008 and 2007, respectively.
     Interest Income. Interest income decreased by $0.2 million, or 50.0%, to $0.2 million in the three months ended September 30, 2008, from $0.4 million in the three months ended September 30, 2007 due to fluctuations in cash available for our night and short term investments.
     Provision for Income Taxes. Our provision for income taxes in the three months ended September 30, 2008 was $2.6 million, or 21.5% of income before provision for income taxes, a decrease of $2.2 million from the three months ended September 30, 2007. The decrease in tax expense was due to tax benefits totaling $2.2 million, $1.4 million of which was attributable to a decrease in unrecognized tax benefits resulting from the expiration of statutes of limitations and $0.8 million primarily attributable to the generation of state tax credits.

     EBITDA. EBITDA increased by $0.9 million, or 3.5%, to $26.5 million in the three months ended September 30, 2008, from $25.6 million in the three months ended September 30, 2007. The $0.9 million increase was primarily related to the $21.0 million increase in revenue for the period offset by the $17.9 million increase in cost of services expenses, the $1.6 million increase in rent cost of revenue, and the $0.9 million increase in general and administrative services expenses, all discussed above.
     Net Income. Net income increased by $2.7 million, or 39.1%, to $9.6 million in the three months ended September 30, 2008, from $6.9 million in the three months ended September 30, 2007. The $2.7 million increase was related primarily to the $0.9 million increase in EBITDA, the $0.7 million decrease in interest expense, the $2.2 million decrease in income tax expense, offset by the decrease in interest income of $0.2 million, and the increase in depreciation and amortization of $0.9 million, all discussed above.
     Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Revenue. Revenue increased $86.3 million, or 18.9%, to $543.5 million in the nine months ended September 30, 2008, from $457.2 million in the nine months ended September 30, 2007.
     Revenue in our long-term care services segment increased $78.1 million, or 19.6%, to $477.4 million in the nine months ended September 30, 2008, from $399.3 million in the nine months ended September 30, 2007. The increase in long-term care services segment revenue resulted from a $76.5 million, or 19.8%, increase in our skilled nursing facilities revenue and a $1.5 million, or 11.7%, increase in our assisted living facilities revenue. Of the increase in skilled nursing facilities revenue, $58.2 million resulted from increases in occupancy mainly due to our acquisition of three skilled nursing facilities in Missouri in April 2007, our acquisition of ten skilled nursing facilities in New Mexico in September 2007, and one skilled nursing facility in Kansas in April 2008, and $20.5 million resulted from increased rates from Medicare, Medicaid and managed care pay sources, as well as a higher patient acuity mix. Our average daily number of patients increased by 967, or 14.5%, to 7,642 in the nine months ended September 30, 2008, from 6,675 in the nine months ended September 30, 2007 primarily due to the acquisitions discussed above. Our average daily Part A Medicare rate increased 7.1% to $470 in the nine months ended September 30, 2008, from $439 in the nine months ended September 30, 2007 as a result of market basket increases provided under the Medicare program, as well as a higher patient acuity mix. Our average daily Medicaid rate increased 6.2% to $137 in the nine months ended September 30, 2008, from $129 per day in the nine months ended September 30, 2007, primarily due to increased Medicaid rates in the five states in which we operate. Our skilled mix remained constant at 24.4%.
     Revenue in our ancillary services segment, excluding intersegment revenue, increased $8.2 million, or 14.2%, to $66.1 million in the nine months ended September 30, 2008, from $57.9 million in the nine months ended September 30, 2007. This increase in our ancillary services segment revenue resulted from an $8.4 million, or 140.0%, increase in hospice business revenue and a $0.2 million decrease in rehabilitation therapy services. Of the $8.4 million increase in hospice services revenue, $2.9 million resulted from an increase in the number of patients receiving hospice services in our California locations and $6.1 million resulted from the acquisition of two hospice units in New Mexico in September 2007. We divested a hospice unit in Texas in February 2008 that resulted in a decrease in revenue of $0.6 million. Rehabilitation therapy services revenue was comparable to the prior period amount.
     Cost of Services Expenses. Our cost of services expenses increased $68.9 million, or 19.1%, to $430.1 million, or 79.1% of revenue, in the nine months ended September 30, 2008, from $361.2 million, or 79.0% of revenue, in the nine months ended September 30, 2007.
     Cost of services expenses for our long-term care services segment increased $62.6 million, or 19.7%, to $381.1 million in the nine months ended September 30, 2008, or 79.8% of our long-term care services segment revenue for that period, from $318.5 million in the nine months ended September 30, 2007, or 79.8% of our long-term care services segment revenue for that period.
     The increase in long-term care services segment cost of services expenses resulted from a $59.3 million, or 19.7%, increase in cost of services expenses at our skilled nursing facilities, a $0.9 million, or 10.6%, increase in cost of services expenses at our assisted living facilities and a $2.4 million, or 25.3%, increase in our regional operations overhead expense.
     Of the increase in cost of services expenses at our skilled nursing facilities, $46.3 million resulted from the acquisition of three facilities in Missouri in April 2007, ten facilities in New Mexico in September 2007, and one facility in Kansas in April 2008, and $13.0 million resulted from operating costs increasing at facilities acquired or developed prior to January 1, 2007 by $10 per day, or 6.0%, to $177 per patient day in the nine months ended September 30, 2008, from $167 per patient day in the nine months ended September 30, 2007. The $13.0 million increase in operating costs resulted from a $5.4 million increase in labor costs as a result of a 4.6% increase in average hourly rates and increased staffing, primarily in the nursing area to respond to the increased mix of high-acuity patients, a $3.7 million increase due to higher ancillary costs and a $3.8 million increase in other expenses such as supplies, food, taxes and licenses and utilities, due to increased purchasing costs.
     Cost of services expenses in our ancillary services segment increased $12.7 million, or 14.4%, to $100.9 million in the nine months ended September 30, 2008, from $88.2 million in the nine months ended September 30, 2007. Cost of service expenses were 87.4% of total ancillary services segment revenue in the nine months ended September 30, 2008 of $115.4 million, as compared to 85.8% of total ancillary services segment revenue in the nine months ended September 30, 2007 of $102.8 million. The increase in our ancillary services segment cost of services expenses resulted from a $4.9 million, or 5.9%, increase in operating expenses related to our rehabilitation therapy services to $87.5 million in the nine months ended September 30, 2008, from $82.6 million in the nine months ended September 30, 2007, and a $7.8 million, or a 139.3%, increase in operating expenses related to our hospice business. Prior to intersegment eliminations, cost of service expenses related to our rehabilitation therapy services were 86.6% of total rehabilitation therapy revenue of $101.0 million in the nine months ended September 30, 2008, as compared to 85.3% of total rehabilitation therapy revenue of $96.8 million in the nine months ended September 30, 2007. The increase in cost of services as a percent of revenue was primarily the result of an increase in bad debt expense of $1.4 million, or 1.9% of therapy revenue, for the nine months ended September 30, 2008. The increased operating expenses related to our hospice services business were incurred to support the increase in the number of patients receiving hospice services in California and the acquisition of two hospice units in New Mexico in September 2007. Cost of service expenses related to our hospice services were 93.1% of total hospice revenue of $14.4 million in the nine months ended September 30, 2008, as compared to 93.3% of total hospice revenue of $6.0 million in the nine months ended September 30, 2007. The increase in cost of services as a percent of revenue was primarily the result of an increase in bad debt expense of $1.1 million, or 8.3% of hospice revenue, for the nine months ended September 30, 2008.
     Rent Cost of Revenue. Rent cost of revenue increased by $5.2 million, or 61.2%, to $13.7 million, or 2.5% of revenue, in the nine months ended September 30, 2008, from $8.5 million, or 1.8% of revenue, in the nine months ended September 30, 2007. This increase was primarily attributable to our acquisition of eight leased skilled nursing facilities in New Mexico in September 2007.
     General and Administrative Services Expenses. Our general and administrative services expenses increased $3.5 million, or 24.6%, to $17.7 million, or 3.3% of revenue, in the nine months ended September 30, 2008, from $14.2 million, or 3.1% of revenue, in the nine months ended September 30, 2007. The increase in our general and administrative expenses was primarily the result of increased compensation and benefits of $1.7 million, which was primarily due to increases in incentive and stock compensation expense, and increased expenses of $1.0 million in costs related to being a public company, primarily due to audit and Sarbanes-Oxley compliance costs.
     Depreciation and Amortization. Depreciation and amortization increased by $2.9 million, or 23.0%, to $15.5 million in the nine months ended September 30, 2008, from $12.6 million in the nine months ended September 30, 2007. This increase primarily resulted from increased depreciation and amortization related to our Missouri, Kansas and New Mexico acquisitions discussed above, as well as new assets, including Express Recovery™ Units, placed in service during 2007 and 2008.
     Interest Expense. Interest expense decreased by $5.9 million, or 17.4%, to $28.0 million in the nine months ended September 30, 2008, from $33.9 million in the nine months ended September 30, 2007. The decrease in our interest expense was due to a $5.2 million decrease attributable to lower interest rates, a $0.7 million increase attributable to an increase in average debt outstanding and a $0.5 million increase in the amortization of deferred financing fees. Our weighted average interest rate was 7.2% in the nine months ended September 30, 2008, as compared to 8.9% in the nine months ended September 30, 2007, and our weighted average debt outstanding was $475.4 million and $464.6 million in the nine months ended September 30, 2008 and 2007, respectively.
     Premium on Redemption of Debt and Write-off of Related Deferred Financing Costs. Premium on redemption of debt and write-off of related deferred financing costs was $11.6 million in the nine months ended September 30, 2007, with no comparable amount in the nine months ended September 30, 2008. In June 2007, we redeemed $70.0 million of our 11.0% senior subordinated notes before their scheduled maturities. These notes had an interest rate of 11.0% and a maturity date of 2014. We incurred a redemption premium of $7.7 million, as well as write-offs of $3.6 million of unamortized debt costs and $0.3 million of original issue discount associated with this redemption of debt in June 2007.
     Interest Income. Interest income decreased by $0.8 million, or 61.5%, to $0.5 million in the nine months ended September 30, 2008, from $1.3 million in the nine months ended September 30, 2007. The decrease was primarily due to interest income earned in 2007 on proceeds from our May 2007 initial public offering, which were held for one month until the redemption amount of $70.0 million in principal amount of 11% senior subordinated notes, as discussed above.
     Provision for Income Taxes. Our provision for income taxes in the nine months ended September 30, 2008 was $13.9 million, an increase of $6.3 million from the nine months ended September 30, 2007, representing effective tax rates of 34.0% and 43.3%, respectively. The reduction in effective tax rate is due primarily to a decrease in unrecognized tax benefits resulting from the expiration of statutes and the generation of tax credits.
     EBITDA. EBITDA increased by $21.1 million, or 33.6%, to $83.9 million in the nine months ended September 30, 2008, from $62.8 million in the nine months ended September 30, 2007. The $21.1 million increase was primarily related to the $86.3 million increase in revenue for the period and the $11.6 million decrease in the premium on redemption of debt and write-off of related deferred financing costs, offset by the $68.9 million increase in cost of services expenses, the $5.2 million increase in rent cost of revenue, and the $3.5 million increase in general and administrative services expenses, all discussed above.
     Net Income. Net income increased by $16.9 million, or 169.0%, to $26.9 million in the nine months ended September, 2008, from $10.0 million in the nine months ended September 30, 2007. The $16.9 million increase was related primarily to the $21.1 million increase in EBITDA and the $5.9 million decrease in interest expense, offset by the increase in income tax expense of $6.3 million, the decrease in interest income of $0.8 million, and the increase in depreciation and amortization of $2.9 million, all discussed above.

Liquidity and Capital Resources
     The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Net cash provided by operating activities	$42,673	$15,483

Net cash used in investing activities	(53,646)	(111,080)

Net cash provided by financing activities	10,288	93,101

Net decrease in cash and equivalents	(685)	(2,496)

Cash and equivalents at beginning of period	5,012	2,821

Cash and equivalents at end of period	$4,327	$325

     Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Our principal sources of liquidity are cash generated by our operating activities and borrowings under our first lien revolving credit facility.
     At September 30, 2008, we had aggregate cash of $4.3 million. This available cash is held in accounts at third party financial institutions. We have periodically invested in A1/P1 commercial paper and AAA money market funds. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.
     At any point in time we generally do not have more than $10.0 million in our operating accounts that are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in its operating accounts, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.
     Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, as well as the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2008 was $42.7 million and consisted of net income of $26.9 million, adjustments for non-cash items of $25.2 million and $9.4 million used by working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $10.8 million, a $6.2 million decrease in accounts payable and accrued liabilities, offset by a $1.9 million increase in insurance liability risks, a $2.4 million increase in employee compensation benefits and a $2.7 million increase in other long-term liabilities. The increase in accounts receivable was due primarily to an increase in revenue for the nine months ended September 30, 2008, as compared to the year ago comparable period. Days sales outstanding decreased slightly from 58.6 for the three months ended December 31, 2007 to 57.2 for the three months ended September 30, 2008. The reduction in accounts payable and accrued liabilities was primarily due to the timing of trade payables and accrued interest.
     Cash provided by operating activities in the nine months ended September 30, 2007 was $15.5 million and consisted of net income of $10.0 million, adjustments for non-cash items of $27.3 million and $21.8 million used by working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $21.2 million and a $2.8 million decrease in accounts payable and accrued liabilities.
     Cash used in investing activities for the nine months ended September 30, 2008 was primarily attributable to capital expenditures of $34.5 million and the acquisition of healthcare facilities of $23.1 million. The capital expenditures consisted of $11.7 million for new construction of healthcare facilities, $8.9 million for expansion of our Express Recovery Unit™ program and $13.9 million of routine capital expenditures. The balance of the cash used in investing activities consisted primarily of $23.1 million used to acquire healthcare facilities, $8.9 million of which was used to acquire seven assisted living facilities located in Kansas in September 2008 and $13.2 million of which was used to acquire the real property and assets of a 152-bed skilled nursing facility and an adjacent 34-unit assisted living facility located in Wichita, Kansas in April 2008.
     Cash used in investing activities in the nine months ended September 30, 2007 was primarily attributable to the acquisition of healthcare facilities for $87.2 million, capital expenditures of $20.4 million and $7.3 million of cash distributed related to affiliates of Onex Corporation acquiring us in December 2005.
     Cash provided by financing activities for the nine months ended September 30, 2008 primarily reflects net borrowings under our line of credit of $18.0 million, offset by scheduled debt repayments of $6.4 million and a $1.4 million increase in deferred financing fees.
     Cash provided by financing activities in the nine months ended September 30, 2007 primarily reflected the proceeds of our initial public offering, net of expenses, of $116.8 million and net borrowings on our line of credit of $58.5 million, offset by the redemption of $72.2 million of our subordinated debt and the associated $7.7 million early redemption premium.
     Principal Debt Obligations and Capital Expenditures
     We are significantly leveraged. On March 31, 2008, we increased the capacity of our revolving credit facility by $35.0 million. Following this increase, the total revolving loan commitments under the credit agreement are now equal to $135.0 million. As of September 30, 2008, we had $478.3 million in aggregate indebtedness outstanding, consisting of $129.4 million principal amount of our 11.0% senior subordinated notes (net of the unamortized portion of the original issue discount of $0.6 million), a $251.6 million first lien senior secured term loan that matures on June 15, 2012, $86.0 million principal amount outstanding under our $135.0 million revolving credit facility that matures on June 15, 2010, and capital leases and other debt of approximately $11.3 million. Furthermore, we had $4.6 million in outstanding letters of credit against our $135.0 million revolving credit facility, leaving approximately $44.4 million of additional borrowing capacity under our amended senior secured credit facility as of September 30, 2008.
     Under the terms of our amended senior secured credit facility, we must maintain compliance with specified financial covenants measured on a quarterly basis, including an interest coverage minimum ratio as well as a total maximum leverage ratio. The covenants also include annual and lifetime limitations, including the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Furthermore, in addition to a $2.6 million annual permanent reduction requirement, we must permanently reduce the principal amount of debt outstanding by applying the proceeds from any asset sale, insurance or condemnation payments, issuance of additional indebtedness or equity, and 25% to 50% of excess cash flows from operations based on the leverage ratio then in effect. We believe that we were in compliance with our debt covenants as of September 30, 2008.
     Substantially all of our subsidiaries guarantee our 11.0% senior subordinated notes, the first lien senior secured term loan and our revolving credit facility. We have no independent assets or operations and the guarantees provided by our subsidiaries are both full and unconditional and joint and several. Other subsidiaries that are not guarantors are considered minor.
     We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We expect to spend on average about $400 per annum per licensed bed for each of our skilled nursing facilities and $400 per unit at each of our assisted living facilities. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to between $1,600 and $1,900 per bed, or between $16.2 million and $19.0 million in capital expenditures in 2008 on our existing facilities. In addition, we are continuing with the expansion of our Express Recovery™ units. Throughout the remainder of 2008, we will continue to selectively target additional markets to accommodate high acuity patients. These units cost, on average, between $0.4 million and $0.6 million for each Express Recovery™ unit. We are in the process of developing an additional 21 Express Recovery™ units that are scheduled to be completed before December 31, 2008. Our relationship with Baylor Healthcare System offers us the ability to build long-term care facilities selectively on Baylor acute campuses. We currently have three Baylor facilities we are developing, including a 136-bed skilled nursing facility in downtown Dallas that is under construction, and two sites, one to be located in downtown Fort Worth and another in a northern suburb of Dallas that are in the initial phase. As of September 30, 2008, we had outstanding purchase commitments of $3.7 million related to the development of our skilled nursing facilities in Dallas. We also are developing one assisted living facility in the Kansas City market, with approximately 41 units, which is similar to the assisted living facility that we opened in Ottawa, Kansas in April 2007. As of September 30, 2008, we had outstanding purchase commitments of $2.5 million related to the development of our assisted living facility in Kansas. We expect the majority of our facilities currently under development to be completed by late 2009 or early 2010. Finally, we may also invest in expansions of our existing facilities and the acquisition or development of new facilities. We currently anticipate that we will incur capital expenditures in the fourth quarter of 2008 of approximately $15.0 million.
     Based upon our current level of operations, we believe that cash generated from operations, cash on hand and borrowings available to us will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including our amended senior secured credit facilities and our 11.0% senior subordinated notes, or make anticipated capital expenditures. One element of our business strategy is to selectively pursue acquisitions and strategic alliances. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other purposes. Our future operating performance, ability to service or refinance our 11.0% senior subordinated notes and ability to service and extend or refinance our senior secured credit facilities and our 11.0% senior subordinated notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For additional discussion, see “Other Factors Affecting Liquidity and Capital Resources—Global Market and Economic Conditions” below in Part 1, Item 2 of this Quarterly Report.
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

     We estimate our professional liability and general liability reserves on a quarterly basis and our workers’ compensation reserve on a semi-annual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry’s loss history. Based upon these analyses, at September 30, 2008, we had reserved $31.2 million for known or unknown or potential uninsured professional liability and general liability claims and $13.9 million for workers’ compensation claims. We have estimated that we may incur approximately $8.1 million for professional and general liability claims and $4.1 million for workers’ compensation claims for a total of $12.2 million to be payable within 12 months; however, there are no set payment schedules and we cannot assure you that the payment amount in 2008 will not be significantly larger. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future malpractice or workers’ compensation insurance will be available at a reasonable price or that we will not have to further increase our levels of self-insurance.
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
     Global Market and Economic Conditions. In the United States, recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the third quarter of 2008. For the nine-month period ended September 30, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. In the third quarter, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government provided loan to American International Group Inc. and other federal government interventions in the U.S. credit markets led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks subsequent to the end of the quarter contributed to volatility of unprecedented levels.
     As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition. If these market conditions continue, they may limit our ability to timely replace maturing liabilities, access the capital markets to meet liquidity needs, and service or refinance our 11.0% senior subordinated notes and our senior secured credit facilities, resulting in an adverse effect on our financial condition, including liquidity, capital resources and results of operations.
Recent Accounting Standards
     In March 2008, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133, or SFAS 161. The objective of SFAS 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have not yet determined the impact that the adoption of SFAS 161 will have on our condensed consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position, or FSP, No. 142-3, or FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP 142-3 also requires the disclosure of the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of recognized intangible assets and for intangible assets renewed or extended during the period, if renewal or extension costs are capitalized, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. We have not yet determined the impact that the adoption of FSP 142-3 will have on our condensed consolidated financial statements.
     Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS 157. In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 only with respect to financial assets and liabilities, as well as any other assets and liabilities carried at fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The adoption of this statement did not have a material impact on our consolidated results of operations or financial condition.
     Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option on any assets or liabilities not previously carried at fair value under this Statement.
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
Off-Balance Sheet Arrangements
     As of September 30, 2008, we had no off-balance sheet arrangements.
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
   Interest Rate Exposure — Interest Rate Risk Management
     We use our senior secured credit facility and 11.0% senior subordinated notes to finance our operations. The credit facility exposes us to variability in interest payments due to changes in interest rates. In November 2007, we entered into a $100.0 million interest rate swap agreement in order to manage fluctuations in cash flows resulting from interest rate risk. This interest rate swap changes a portion of our variable-rate cash flow exposure to fixed-rate cash flows at an interest rate of 6.4% until December 31, 2009. We continue to assess our exposure to interest rate risk on an ongoing basis.
     Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Months Ending September 30,
	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed-rate debt (1)	$5,476	$237	$499	$286	$130,470	$136,968	$142,168
Average interest rate	4.6%	6.5%	6.5%	6.5%	11.0%

Variable-rate debt	$2,600	$88,600	$2,600	$243,750	$—	$337,550	$317,426
Average interest rate(2)	5.2%	6.2%	6.3%	6.7%	—

(1)	Excludes unamortized original issue discount of $0.6 million on our 11.0% senior subordinated notes.

(2)	Based on implied forward three-month LIBOR rates in the yield curve as of September 30, 2008.
     For the nine months ended September 30, 2008, the total net loss recognized from converting from floating rate (three-month LIBOR) to fixed rate from a portion of the interest payments under our long-term debt obligations was approximately $0.9 million. At September 30, 2008, an unrealized loss of $0.9 million (net of income tax) is included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreement as of September 30, 2008 (dollars in thousands):

	Notional	Trade	Effective		Nine Months Ended	Fair Value
Loan	Amount	Date	Date	Maturity	September 30, 2008	(Pre-tax)
First Lien	$100,000	10/24/07	10/31/07	12/31/09	$886	$1,448

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
Item 4. Controls and Procedures
     Not applicable. See Item 4T below.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
     During the quarter ended September 30, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
Item 1. Legal Proceedings
     On May 4, 2006, three plaintiffs filed a complaint against us in the Superior Court of California, Humboldt County, entitled Bates v. Skilled Healthcare Group, Inc. and twenty-three of its subsidiaries. In the complaint, the plaintiffs allege that certain California-based facilities operated by our subsidiaries failed to provide an adequate number of qualified personnel to care for their residents and misrepresented the quality of care provided in their facilities. Plaintiffs allege these failures violated the residents’ rights, the California Business and Professions Code and the Consumer Legal Remedies Act. Plaintiffs seek restitution of money paid for services allegedly promised to, but not received by, facility residents during the period from September 1, 2003 to the present. The complaint further sought class certification of in excess of 18,000 plaintiffs as well as injunctive relief, punitive damages and attorneys’ fees.
     In response to the complaint, we filed a demurrer. On November 28, 2006, the Humboldt Court denied the demurrer. On January 31, 2008, the Humboldt Court denied our motion for a protective order as to the names and addresses of residents within the facility and on April 7, 2008, the Humboldt Court granted plaintiffs’ motion to compel electronic discovery by us. On May 27, 2008, plaintiffs’ motion for class certification was heard. On June 12, 2008, we received an order granting plaintiffs’ motion for class certification. We have petitioned the California Court of Appeal, First Appellate District, for a writ and reversal of the order granting class certification. Primary professional liability insurance coverage has been exhausted for the policy year applicable to this case. The excess insurance carrier issuing the policy applicable to this case has recently issued its reservation of rights to preserve an assertion of non-coverage for this case. Given the uncertainty of the pleadings and facts at this juncture in the litigation, an assessment of potential exposure is uncertain at this time.
     In addition to the above, we are involved in other legal proceedings and regulatory enforcement investigations from time to time in the ordinary course of our business. We do not believe the outcome of these proceedings and investigations will have a material adverse effect on our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
     For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to Part II, Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. Other than the changes noted below, there has been no material change in our risk factors from those set therein.
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
     Effective September 1, 2008, we purchased individual three-year professional and general liability insurance policies with a per occurrence and annual aggregate coverage limit of $1.0 million and $3.0 million respectively and an unaggregated $0.1 million per claim self-insured retention, for each of our California skilled nursing facilities.
     We also purchased at that time, a three-year excess liability policy with limits of $14.0 million per loss and $18.0 million annual aggregate for losses arising from claims in excess of $1.1 million for the California skilled nursing facilities and in excess of $1.0 million for the California assisted living facilities and the Texas, New Mexico,

Nevada, Kansas and Missouri facilities. We retain an unaggregated self-insured retention of $1.0 million per claim for all Texas, New Mexico and Nevada facilities and our California assisted living facilities.
     Our Kansas facilities are insured on an occurrence basis with per occurrence and annual aggregate coverage limit of $1.0 million and $3.0 million, respectively. There are no applicable self-insurance retentions or deductibles under these contracts. Our Missouri facilities are underwritten on a claims-made basis with no applicable self-insured retentions or deductibles and have a per occurrence and annual aggregate coverage limit of $1.0 million and $3.0 million, respectively.
     Additionally, we self insure the first $1.0 million per workers’ compensation claim in each of California, Nevada and New Mexico. We purchase fully insured workers’ compensation policies for Kansas and Missouri with no deductibles. We have elected to not carry workers’ compensation insurance in Texas and we may be liable for negligence claims that are asserted against us by our Texas-based employees.
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
     At September 30, 2008, we had $31.2 million in accruals for known or potential uninsured general and professional liability claims and $13.9 million in accruals for workers’ compensation claims, based on our claims experience and an independent actuarial review. We may need to increase our accruals as a result of future actuarial reviews and claims that may develop. An adverse determination in legal proceedings, whether currently asserted or arising in the future, could have a material adverse effect on our business.

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
     Through a “demonstration project” in New York, Florida and California, mandated by the Medicare Prescription Drug Improvement and Modernization Act of 2003, and effective March 2005 through March 2008, third-party recovery audit contractors, or RACs, operating in the Medicare Integrity Program work to identify alleged Medicare overpayments based on the medical necessity of rehabilitation services that have been provided. Each RAC is paid based on a percentage of overpayments and underpayments recovered. In September 2008 CMS issued a report on the RAC demonstration in which they indicated its intent to gradually implement a “permanent” nationwide RAC program by January 1, 2010 with a number of modifications that respond to issues identified in the demonstration. On October 6, 2008 CMS announced the selection of the four new RAC contractors and a RAC expansion schedule indicating phased implementation of the permanent programs beginning October 1, 2008, however on November 4, 2008 CMS announced a stay of the program pending further notice. The scope of claims subject to review under the permanent RAC program includes claims up to three years old but beginning with claims from October 1, 2007 or later.
     As of September 30, 2008 we have approximately $5.1 million of claims for rehabilitation therapy services that are under various stages of review or appeal. These RACs have made certain revenue recoupments from our California skilled nursing facilities and third-party skilled nursing facilities to which we provide rehabilitation therapy services. In addition to the disputed factual issues present in individual appeals, the grounds for and the scope of such appeals in this process are also in dispute. As of September 30, 2008, any losses resulting from the completion of the appeals process have not been material. We cannot assure you, however, that future recoveries will not be material or that any appeal that we are pursuing will be successful. As of September 30, 2008, we had RAC reserves of $1.2 million recorded as part of our allowance for doubtful accounts.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
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

SKILLED HEALTHCARE GROUP, INC.

Date: November 6, 2008	/s/ Devasis Ghose Devasis Ghose
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