Form 10-K
period 2008-12-31
Skilled Healthcare Group, Inc.
filed 2009-02-25
CIK 1351051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33459

Skilled Healthcare Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	20-3934755 (I.R.S. Employer Identification Number)
27442 Portola Parkway, Suite 200 Foothill Ranch, CA (Address of Principal Executive Offices)	92610 (Zip Code)

Registrant’s telephone number: (949) 282-5800
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the shares of class A common stock, par value $0.001, and class B common stock, par value $0.001, held by non-affiliates of the registrant, computed based on the closing sale price of $13.42 per share as reported by The New York Stock Exchange, was approximately $275.0 million. The aggregate number of shares held by non-affiliates is calculated by excluding all shares held by executive officers, directors and holders known to hold 5% or more of the voting power of the registrant’s common stock. As of February 23, 2009, there were 20,256,088 shares of the registrant’s class A common stock issued and outstanding and 17,026,981 shares of the registrant’s class B common stock issued and outstanding.

Documents Incorporated by Reference:

The information called for by Part III is incorporated by reference to the Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than April 30, 2009.

SKILLED HEALTHCARE GROUP, INC.

ANNUAL REPORT

ii

PART I

Item 1.	Business

Overview

References in this report to the “Company,” “we,” “us” and “our” refer to Skilled Healthcare Group, Inc. and its wholly owned companies, unless the context requires otherwise.

We are a provider of integrated long-term healthcare services through our skilled nursing companies and rehabilitation therapy business. We also provide other related healthcare services, including assisted living care and hospice care. We have an administrative service company that provides a full complement of administrative and consultative services that allows our facility operators and third-party facility operators with whom we contract to better focus on delivery of healthcare services. We focus on providing high-quality care to our patients and we have a strong focus on treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of December 31, 2008, we owned or leased 75 skilled nursing facilities and 21 assisted living facilities, together comprising approximately 10,500 licensed beds. Our facilities, approximately 72.9% of which we own, are located in California, Texas, Kansas, Missouri, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. For the year ended December 31, 2008, we generated approximately 85.0% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated by our other related healthcare services. Those services consist of our assisted living services, rehabilitation therapy services provided to third-party facilities, and hospice care.

2008 Acquisitions

On April 1, 2008, we acquired the real property and assets of a 152-bed skilled nursing facility and an adjacent 34-unit assisted living facility located in Wichita, Kansas, for approximately $13.7 million. The acquisition was financed by borrowings of $13.0 million on our revolving credit facility.

On September 15, 2008, we acquired seven assisted living facilities located in Kansas for an aggregate of $9.0 million. The acquired facilities added 208 units to our operations. The acquisition was financed by borrowings of $9.0 million on our revolving credit facility.

Operations

Our services focus primarily on the medical and physical issues facing elderly high-acuity patients and are provided by our skilled nursing companies, assisted living companies, integrated and third-party rehabilitation therapy business and hospice business.

We have two reportable operating segments — long-term care services, or LTC, which includes the operation of skilled nursing and assisted living facilities and is the most significant portion of our business, and ancillary services — which includes our integrated and third-party rehabilitation therapy and hospice businesses. Our administrative and consultative services which are attributable to the reportable segments are allocated accordingly. For information regarding the financial performance of our reportable operating segments, see the notes to our consolidated financial statements in this Annual Report in “Notes to Consolidated Financial Statements, Note 6 — Business Segments.”

Long-Term Care Services Segment

Skilled Nursing Facilities

As of December 31, 2008, our skilled nursing companies provide skilled nursing care at 75 regionally clustered facilities, having 9,373 licensed beds, in California, Texas, Missouri, Kansas, Nevada and New Mexico. We have developed programs for, and actively market our services to, high-acuity patients, who are typically admitted to our facilities as they recover from strokes, other neurological conditions, cardiovascular and respiratory ailments, joint replacements and other muscular or skeletal disorders.

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

In December 2004, we introduced our Express Recoverytm program, which uses a dedicated unit within a skilled nursing facility to deliver a comprehensive rehabilitation regimen in accommodations uniquely designed to serve high-acuity patients. Each Express Recoverytm unit can typically be entered without using the main facility entrance, permitting residents to bypass portions of the facility dedicated to the traditional nursing home patient. Each Express Recoverytm unit typically has 12 to 36 beds and provides skilled nursing care and rehabilitation therapy for patients recovering from conditions such as joint replacement surgery, and cardiac and respiratory ailments. Since introducing our Express Recoverytm program at several of our skilled nursing facilities, our skilled mix at these facilities has increased, resulting in higher reimbursement rates. As of December 31, 2008, we operate 49 Express Recoverytm units with 1,640 beds and we plan to expand nine of our current facilities and complete the development of 12 additional Express Recoverytm units, adding approximately 498 beds by the end of 2009. We provide administrative and consultative service to one skilled nursing facility owned by a third party as of December 31, 2008. The income associated with these services is included in LTC in our segment reporting as services are performed primarily by personnel on the LTC segment. Each of our facilities operates as a distinct company to better focus on service delivery and is supported by the administrative and consultative service company for efficient delivery of non-healthcare support services.

Assisted Living Facilities

We complement our skilled nursing care business by providing assisted living services at 21 facilities with 1,214 beds as of December 31, 2008. Our assisted living companies provide residential accommodations, activities, meals, security, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support, but not the level of nursing care provided in a skilled nursing facility. Our independent living units are non-licensed independent living apartments in which residents are independent and require no support with the activities of daily living.

Equity Investment in Pharmacy Joint Venture

We have an investment in APS — Summit Care Pharmacy, or APS — Summit Care, a limited liability company joint venture, which serves our pharmaceutical needs for a limited number of our Texas operations. APS — Summit Care is owned 50% by us and 50% by APS Acquisition, LLC. APS — Summit Care operates a pharmacy in Austin, Texas, through which we pay market value for prescription drugs and receive a 50% share of the net income related to this joint venture. The income associated with our joint venture is included in our LTC segment for purposes of our segment reporting because services for each skilled nursing facility are performed by personnel in the LTC segment.

Ancillary Services Segment

Rehabilitation Therapy Services

As of December 31, 2008, we provided rehabilitation therapy services to a total of 187 healthcare facilities, including 65 facilities owned by us. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. We provide rehabilitation therapy services at our skilled nursing facilities as part of an integrated service offering in connection with our skilled nursing care. We believe that an integrated approach to treating high-acuity patients enhances our ability to achieve successful patient outcomes and enables us to identify and treat patients who can benefit from our rehabilitation therapy services. We believe hospitals and physician groups refer high-acuity patients to our skilled nursing facilities because they recognize the value of an integrated approach to providing skilled nursing care and rehabilitation therapy services.

We believe that we have also established a strong reputation as a premium provider of rehabilitation therapy services to third-party skilled nursing operators in our local markets, with a recognized ability to provide these services to high-acuity patients. Our approach to providing rehabilitation therapy services for third-party operators emphasizes high-quality treatment and successful clinical outcomes. As of December 31, 2008, we employed approximately 1,151 full-time equivalent employees (primarily therapists) in our rehabilitation therapy business.

Hospice Care

We provide hospice services in California and New Mexico. Hospice services focus on the physical, spiritual and psychosocial needs of both terminally ill individuals and their families and consist of palliative and clinical care, education and counseling. Our hospice business received licensure in California at the end of 2004 and in New Mexico in 2007.

Our Local Referral Network

Our sales and marketing team of regionally based professionals support our facility-based personnel who are responsible for marketing our high-acuity capabilities. These marketing efforts involve developing new referral relationships and managing existing relationships within our local network. Our facility-based personnel actively call on hospitals, hospital discharge planners, primary care physicians and various community organizations as well as specialty physicians, such as orthopedic surgeons, pulmonologists, neurologists and other medical specialties because these providers frequently treat patients that require physical therapy or other medically complex services that we provide.

We also have established strategic alliances with medical centers in our local markets, including Baylor Health Care System in Dallas, Texas, St. Joseph’s Hospital in Orange County, California, and White Memorial in Los Angeles, California. We believe that forming alliances with leading medical centers will improve our ability to attract high-acuity patients to our facilities because we believe that our associations with these medical centers typically enhances our reputation for providing high-quality care. As part of these alliances, the medical centers formally evaluate and provide input with respect to our quality of care. We believe these alliances provide us with significantly greater exposure to physicians and discharge staff at these medical centers, strengthening our relationships and reputation with these valuable referral sources. These medical centers may also seek to more rapidly discharge their patients into a facility where the patient will continue to receive high-quality care.

Payment Sources

We derive revenue primarily from the Medicare and Medicaid programs, managed care payors and private pay patients. Medicaid typically covers patients that require standard room and board services and provides reimbursement rates that are generally lower than rates earned from other sources. We use skilled mix to evaluate the patient acuity mix for our skilled nursing facilities over various periods. Skilled mix is the average daily number of Medicare and managed care patients we serve at our skilled nursing facilities divided by the average daily number of total patients we serve at our skilled nursing facilities. We monitor our quality mix, which is the percentage of non-Medicaid revenue from each of our businesses, to measure the level of more attractive reimbursements that we receive across each of our business units. We believe that our focus on attracting and providing integrated care for high-acuity patients has had a positive effect on our skilled mix and quality mix.

Sources of Reimbursement

We receive a majority of our revenue from Medicare and Medicaid. The Medicare and Medicaid programs generated approximately 36.5% and 31.4%, respectively, of our revenue for the year ended December 31, 2008 and approximately 36.8% and 31.0%, respectively, of our revenue for the year ended December 31, 2007. Changes in the reimbursement rates or the system governing reimbursement for these programs directly affect our business. In addition, our rehabilitation therapy services, for which we typically receive payment from private payors, are significantly dependent on Medicare and Medicaid funding, as those private payors are often reimbursed by these programs. In recent years, federal and state governments have enacted changes to these programs in response to increasing healthcare costs and budgetary constraints. See Item 1A of this report, “Risk Factors — Reductions in

Medicare reimbursement rates, including annual caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary, or changes in the rules governing the Medicare program could have a material adverse effect on our revenue, financial condition and results of operations.” Our ability to remain certified as a Medicare and Medicaid provider depends on our ability to comply with existing and newly enacted laws or new interpretations of existing laws related to these programs. See Item 1 of this report, “Business — Government Regulation.”

Medicare.  Medicare is a federal program and provides certain healthcare benefits to beneficiaries who are 65 years of age or older, blind, disabled or qualify for the End Stage Renal Disease Program. Medicare provides health insurance benefits in two primary parts for services that we provide:

•	Part A. Hospital insurance, which provides reimbursement for inpatient services for hospitals, skilled nursing facilities and certain other healthcare providers and patients requiring daily professional skilled nursing and other rehabilitative care. Coverage in a skilled nursing facility is limited for a period of up to 100 days, if medically necessary, after the individual has qualified for Medicare coverage as a result of a three-day or longer hospital stay. Medicare pays for the first 20 days of stay in a skilled nursing facility in full and the next 80 days, to the extent above a daily coinsurance amount. Covered services include supervised nursing care, room and board, social services, pharmaceuticals and supplies as well as physical, speech and occupational therapies and other necessary services provided by nursing facilities. Medicare Part A also covers hospice care.

•	Part B. Supplemental Medicare insurance, which requires the beneficiary to pay monthly premiums, covers physician services, limited drug coverage and other outpatient services, such as physical, occupational and speech therapy services, enteral nutrition, certain medical items and X-ray services received outside of a Part A covered inpatient stay.

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

On July 31, 2008, CMS released its final rule on the fiscal year 2009 per diem payment rates for skilled nursing facilities. Under the final rule, CMS revised and rebased the skilled nursing facility market basket, resulting in a 3.4% market basket increase factor. Using this increase factor, the final rule increased aggregate payments to skilled nursing facilities nationwide by approximately $780.0 million. Additionally, in the final rule issued July 31, 2008, CMS decided to defer consideration of a possible $770.0 million reduction in payments to skilled nursing facilities related to a proposed adjustment to the refinement of nine new case mix groups until 2009 when the fiscal year 2010 per diem payment rates are set. While the federal fiscal year 2008 Medicare skilled nursing facility payment rates did not reduce payments to skilled nursing facilities, the loss of revenue associated with future changes in skilled nursing facility payments could, in the future, have an adverse impact on our financial condition or results of operations.

Beginning January 1, 2006, the Medicare Modernization Act of December 2003, or MMA, implemented a major expansion of the Medicare program through the introduction of a prescription drug benefit under Medicare Part D. Medicare beneficiaries who elect Part D coverage and are dual eligible beneficiaries, those eligible for both Medicare and Medicaid benefits, are enrolled automatically in Part D and have their outpatient prescription drug costs covered by this Medicare benefit, subject to certain limitations. Most of the nursing facility residents we serve whose drug costs are currently covered by state Medicaid programs are dual eligible beneficiaries. Accordingly, Medicaid is no longer a significant payor for the prescription pharmacy services provided to these residents. Medicaid will continue as a significant payor for over-the-counter medications.

Recent legislation, effective July 15, 2008, known as the Medicare Improvement for Patients and Providers Act of 2008 (H.R. 6331), extended certain therapy cap exceptions. These caps, effective January 1, 2006, imposed a limit to the annual amount that Medicare Part B (covering outpatient services) will pay for outpatient physical, speech language and occupational therapy services for each patient. These caps may result in decreased demand for rehabilitation therapy services reimbursed under Part B but for the caps. The Deficit Reduction Act of 2005, or DRA, established exceptions to the therapy caps for a variety of circumstances. These exceptions were scheduled to expire on June 30, 2008 and the recently enacted H.R. 6331 now extends the exception process through December 31, 2009.

Section 4541 of the Balanced Budget Act, or BBA, requires CMS to impose financial limitations or caps on outpatient physical, speech-language and occupational therapy services by all providers other than hospital outpatient departments. The law requires a combined cap for physical therapy and speech-language pathology, and a separate cap for occupational therapy, reimbursed under Part B. Due to a series of moratoria enacted subsequent to the BBA, the caps were only in effect in 1999 and for a few months in 2003. With the expiration of the most recent moratorium, the caps were reinstated on January 1, 2006 and have been increased to $1,840 beginning on January 1, 2009.

CMS, as directed by DRA, established a process to allow exceptions to the outpatient therapy caps for certain medically necessary services provided after January 1, 2006 for patients with certain conditions or multiple complexities whose therapy is reimbursed under Medicare Part B. The majority of the residents in our skilled nursing facilities and patients served by our rehabilitation therapy agencies whose therapy is reimbursed under Medicare Part B have qualified for these exceptions. The Tax Relief and Health Care Act of 2006 extended these exceptions through the end of 2007, the Medicare, Medicaid and SCHIP Extension Act of 2007 subsequently extended the exceptions process until June 30, 2008, and the Medicare Improvements for Patients and Providers Act (H.R. 6331), which passed July 15, 2008, has further extended the exceptions process to December 31, 2009.

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

Also pursuant to DRA directives, CMS did establish a post-acute care payment reform demonstration. The goal of this initiative is to standardize patient assessment information from post-acute care settings, which includes skilled nursing facilities, long-term care hospitals, inpatient rehabilitation facilities and home health agencies, and to use this data to guide future payment policies in the Medicare program. The project will provide standardized information on patient health and functional status independent of post-acute care site of care and will examine resources and outcomes associated with treatment in each type of setting. The project is being completed in two phases: (i) Phase I, completed in December 2007, included developing a patient assessment tool and resource use tools, testing them in one market area, and selecting markets for further testing; and (ii) Phase II, scheduled to begin in 2008 and continue through 2009, involves expanding the demonstration to ten market areas. In December 2007, CMS announced the ten market areas in which Phase II will take place and further announced that data collection in these areas was to begin between late May and early September 2008. Although CMS is exploring the possibility of site-neutral payments for post-acute care, it remains unclear at this time how information from the project would be employed by CMS to guide future changes to payment policies for post-acute care, or how the change would impact reimbursement rates for skilled nursing facilities.

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

To generate funds to pay for the increasing costs of the Medicaid program, many states utilize financial arrangements such as provider taxes. Under the provider tax arrangements, states collect taxes from healthcare providers and then return the revenue to providers as a Medicaid expenditure, whereby states can then claim additional federal matching funds.

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

Under current law, taxes imposed on providers may not exceed 6.0% of total revenue and must be applied uniformly across all healthcare providers in the same class. Beginning January 1, 2008 through September 30, 2011, that maximum was reduced to 5.5%.

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

The following summarizes the Medicaid regime in the principal states in which we operate.

•	California. In 2005, under State Assembly Bill 1629, California Medicaid, known as Medi-Cal, switched from a prospective payment system to a prospective cost-based system for freestanding nursing facilities, which is facility-specific, based upon the cost of providing care at that facility. State Assembly Bill 1629 included both a rate increase, as well as a quality assurance fee that is a provider tax. State Assembly Bill 1629 is scheduled to expire, with its prospective cost-based system and quality assurance fee becoming inoperative, on July 31, 2009, unless a later enacted statute extends this date. The governor and legislature have recommended a two-year extension, without any changes.

•	Texas. In 2008, Texas switched from a prospective cost-based system that is facility-specific, based upon patient acuity mix for that facility to a patient-specific rate setting method using a RUG classification system similar to the Medicare program but with Texas standardized case mix indexing.

•	Kansas. The Kansas Medicaid reimbursement system is prospective cost-based and is case mix adjusted for resident activity levels.

•	Missouri. The Missouri Medicaid reimbursement system is prospective cost-based. The facility-specific rate is composed of five cost components: (i) patient care; (ii) ancillary care; (iii) administration; (iv) capital; and (v) working capital. Missouri has a provider tax similar to the previously mentioned California provider tax.

•	Nevada. Nevada’s reimbursement system is prospective cost-based, adjusted for patient acuity mix and designed to cover all costs except those currently associated with property, return on equity and certain ancillaries. Property cost is reimbursed at a prospective rate for each facility. Nevada has a provider tax similar to the previously mentioned California provider tax.

•	New Mexico. New Mexico’s reimbursement system is a prospective cost-based system that is rebased every three years. New Mexico’s Medicaid program reimburses nursing facilities at the lower of the facility’s billed charges or a prospective per diem rate. This per diem rate is specific for the facility and determined on the basis of the facility’s base-year allowable costs, constrained by rate ceilings. In addition, the per diem rate is subject to final adjustment for specified additional costs and inflationary trends. Effective August 1, 2008, the state of New Mexico began implementing a coordinated program of physical health and community-based supports and services, to be known as Coordinated Long-Term Services, or CLTS. Under CLTS, the providers contract directly with various Managed Care Organizations, or MCOs, and negotiate financial reimbursement directly with the MCOs. Plans to implement this program throughout more of the state are in place for 2009.

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

Managed Care.  Our managed care patients consist of individuals who are insured by a third-party entity, typically called a senior Health Maintenance Organization, or senior HMO plan, or are Medicare beneficiaries who assign their Medicare benefits to a senior HMO plan.

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

Our skilled nursing companies also provide Medicaid-covered services to eligible individuals consisting of nursing care, room and board and social services. In addition, states may at their option cover other services such as physical, occupational and speech therapies.

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

Medicare limits the reimbursement we may receive for inpatient care services. If the number of inpatient care days furnished by us to Medicare beneficiaries exceeds 20.0% of the total days of hospice care furnished by us to Medicare beneficiaries, Medicare payments to us for inpatient care days exceeding the 20.0% inpatient cap will be reduced to the routine home care rate. This determination is made annually based on the 12-month period beginning on November 1st of each year.

We are required to file annual cost reports with the U.S. Department of Health and Human Services for informational purposes and to submit claims based on the location where we actually furnish the hospice services. These requirements permit Medicare to adjust payment rates for regional differences in wage costs.

Government Regulation

General

Healthcare is an area of extensive and frequent regulatory change. We provide healthcare services through our owned limited liability companies. In order to operate nursing facilities and provide healthcare services, our owned limited liability companies that operate these facilities must comply with federal, state and local laws relating to licensure, delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate setting, building codes and environmental protection. Changes in the law or new interpretations of existing laws may have a significant impact on our methods and costs of doing business.

Governmental and other authorities periodically inspect our skilled nursing facilities and assisted living facilities to assure that we continue to comply with their various standards. We must pass these inspections to continue our licensing under state law, to obtain certification under the Medicare and Medicaid programs and to continue our participation in the Veterans Administration program at some facilities. We can only participate in these third-party programs if inspections by regulatory agencies reveal that our facilities are in substantial compliance with applicable standards. In addition, government authorities inspect our recordkeeping and inventory control of controlled narcotics. From time to time, we, like others in the healthcare industry, may receive notices from federal and state regulatory agencies alleging that we failed to comply with applicable standards. These notices may require us to take corrective action, and may impose civil monetary penalties and other operating restrictions on us. If our skilled nursing facilities fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, we could lose our certification as a Medicare or Medicaid provider or lose our state licenses to operate the facilities.

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

We believe that our contracts and arrangements with providers, practitioners and suppliers should not be found to violate the Anti-Kickback Statute or similar state laws. We cannot guarantee, however, that these laws will ultimately be interpreted in a manner consistent with our practices.

If we are found to be in violation of the Anti-Kickback Statute, we could be subject to civil and criminal penalties, and we could be excluded from participating in federal and state healthcare programs such as Medicare and Medicaid. The occurrence of any of these events could significantly harm our business and financial condition.

Stark Law

Congress has also passed a significant prohibition against certain physician referrals of patients for healthcare services, commonly known as the Stark Law. The Stark Law prohibits a physician from making referrals for particular healthcare services (called “designated health services”) to entities with which the physician, or an immediate family member of the physician, has a financial relationship if the services are payable by Medicare or Medicaid. If any arrangement is covered by the Stark Law, the requirements of a Stark Law exception must be met for the physician to be able to make referrals to the entity for designated health services and for the entity to be able to bill for these services. Although the term “designed health services” does not include long-term care services, some of the services provided at our skilled nursing facilities and other related business units are classified as designated health services including physical, speech and occupational therapy, pharmacy and hospice services. The term “financial relationship” is defined very broadly to include most types of ownership or compensation relationships. The Stark Law also prohibits the entity receiving the referral from seeking payment from the patient or the Medicare and Medicaid programs for services rendered pursuant to a prohibited referral. If an entity is paid for services rendered pursuant to a prohibited referral, it may incur civil penalties and could be excluded from participating in any federal and state healthcare programs.

The Stark Law contains exceptions for certain physician ownership or investment interests in, and certain physician compensation arrangements with, certain entities. If a compensation arrangement or investment relationship between a physician, or immediate family member, and an entity satisfies all requirements for a Stark Law exception, the Stark Law will not prohibit the physician from referring patients to the entity for designated health services. The exceptions for compensation arrangements cover employment relationships, personal services contracts and space and equipment leases, among others.

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

Health Insurance Portability and Accountability Act of 1996

The federal Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government-sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment as well as exclusion from participation in federal and state healthcare programs.

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

State Operating License Requirements

Nursing homes, pharmacies, and hospices are required to be individually licensed or certified under applicable state law and as a condition of participation under the Medicare program. In addition, healthcare professionals and practitioners providing healthcare are required to be licensed in most states. We believe that our operating companies that provide these services have all required regulatory approvals necessary for our current operations. The failure to obtain, retain or renew any required license could adversely affect our operations, including our financial results.

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

Our other services, such as rehabilitation therapy provided to third-party facilities and hospice care, also compete with local, regional, and national companies. The primary competitive factors in these businesses are similar to those for our skilled nursing care facilities and include reputation, the cost of services, the quality of clinical services, responsiveness to patient needs and the ability to provide support in other areas such as third-party reimbursement, information management and patient recordkeeping.

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

Labor

Our most significant operating cost is labor. Our labor costs consist of salaries, wages and benefits including workers’ compensation but excluding non-cash stock-based compensation expense. We seek to manage our labor costs by improving nurse staffing retention, maintaining competitive labor rates, and reducing reliance on overtime compensation and temporary nursing agency services. Labor costs accounted for approximately 65.2%, 66.8% and 66.6% of our operating expenses from continuing operations for the years ended December 31, 2008, 2007 and 2006, respectively.

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

General and Professional Liability Insurance

We self-insure a significant portion of our potential liabilities for several risks, including certain types of professional and general liability and workers’ compensation.

Effective September 1, 2008, we purchased individual three-year professional and general liability insurance policies with a per occurrence and annual aggregate coverage limit of $1.0 million and $3.0 million, respectively, and an unaggregated $0.1 million per claim self-insured retention, for each of our California skilled nursing facilities.

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

Workers’ Compensation

We maintain workers’ compensation insurance as is statutorily required. Most of the commercial workers’ compensation insurance we purchase is loss sensitive in nature. As a result, we are responsible for adverse loss development, which is the difference between the estimated value of a loss as originally reported at a certain point in time and its subsequent evaluation at a later date or at the time of its final resolution and disposal. Additionally, we self insure the first $1.0 million per workers’ compensation claim in each of California, Nevada and New Mexico. We purchase fully insured workers’ compensation policies for Kansas and Missouri with no deductibles. We have elected to not carry workers’ compensation insurance in Texas and we may be liable for negligence claims that are asserted against us by our Texas-based employees.

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

Employee Benefit Insurance

We are self-insured for certain of our healthcare, dental and visions plans that we offer to our employees, subject to stop loss insurance with an annual $0.1 million deductible, which limits exposure to large claims. We accrue our estimated healthcare and workers’ compensation costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other risks are insured and carry deductible losses of varying amounts. An increasing frequency of large claims or deterioration in overall claim experience could increase the volatility of expenses for such self-insured risks.

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

In California, tort reform laws since 1975 have imposed a $250,000 cap on the non-economic damages, such as pain and suffering, which claimants can recover in an action for injury against a healthcare provider based on negligence. California law also provides for additional remedies and recovery of attorney fees for certain claims of elder or dependant adult abuse or neglect, although non-economic damages in medical malpractice cases are capped. California does not provide a cap on actual, provable damages in such claims or claims for fraud, oppression or malice.

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

Kansas currently limits damages awarded for pain and suffering, and all other non-economic damages, to $250,000. Kansas also limits the award of punitive damages to the lesser of a defendant’s highest annual gross income for the prior five years or $5.0 million. However, to the extent any gain from misconduct exceeds these limits, the court may alternatively award damages of up to 1.5 times the amount of such gain.

New Mexico tort law protects certain qualified healthcare providers under the New Mexico Medical Malpractice Act, or NMMMA. One of the NMMMA protections is a cap on the amount of damages (except for punitive damages, accrued medical care and related benefits) recoverable by plaintiffs from injury or death to a patient as a result of malpractice at $200,000 per occurrence against any single qualified healthcare provider and an aggregate of $600,000 against all qualified healthcare practitioners. While the physicians and other healthcare professionals who separately provide services to patients in skilled nursing facilities may be considered qualified healthcare professionals who can benefit from the protections under the NMMMA, we do not believe that our companies operating skilled nursing facilities in New Mexico will be considered qualified healthcare professionals under the NMMMA and will not have any state law limitation on damages that result from tort claims.

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

Executive Officers of the Registrant

The following table sets forth certain information about our executive officers and members of our board of directors as of February 25, 2009.

Name	Age	Position

Boyd Hendrickson	64	Chairman of the Board, Chief Executive Officer and Director
Jose Lynch	39	President, Chief Operating Officer and Director
Devasis Ghose	55	Executive Vice President, Treasurer and Chief Financial Officer
Roland Rapp	47	Executive Vice President, General Counsel and Secretary
Mark Wortley	53	Executive Vice President and Chief Executive Officer of Ancillary Companies
Christopher N. Felfe	44	Senior Vice President of Finance and Chief Accounting Officer
Susan Whittle	61	Senior Vice President and Chief Compliance Officer

Boyd Hendrickson, Chairman of the Board, Chief Executive Officer and Director.  Mr. Hendrickson has served as our Chief Executive Officer and Chairman of the Board since December 2005. Prior to that, Mr. Hendrickson served as our Chief Executive Officer since April 2002 and as a member of our board of directors since August 2003. Previously, Mr. Hendrickson served as President and Chief Executive Officer of Evergreen Healthcare, Inc., a long-term healthcare facility company, from January 2000 to April 2002. From 1988 to January 2000, Mr. Hendrickson served in various senior management roles, including President and Chief Operating Officer, of Beverly Enterprises, Inc., one of the nation’s largest long-term healthcare companies, where he also served on the board of directors. Mr. Hendrickson was also co-founder, President and Chief Operating Officer of Care Enterprises, and Chairman and Chief Executive Officer of Hallmark Health Services. Mr. Hendrickson also serves on the Board of Directors of LTC Properties, Inc.

Jose Lynch, President, Chief Operating Officer and Director.  Mr. Lynch has served as our President and Chief Operating Officer and a member of our board of directors since December 2005. Prior to that, Mr. Lynch served as our President since February 2002. During his more than 15 years of executive experience in the nursing home industry, he served as Senior Vice President of Operations and Corporate Officer for the Western Region of Mariner Post-Acute Network, a long-term care company. Previous to that, Mr. Lynch also served as Regional Vice President of Operations for the Western Region of Mariner Post-Acute Network.

Devasis Ghose, Executive Vice President, Treasurer and Chief Financial Officer.  Mr. Ghose joined Skilled Healthcare in January 2008. Between December 2006 and December 2007, Mr. Ghose served as Managing Director International of Green Street Advisors, an independent research, trading, and consulting firm concentrating on publicly traded real estate securities. From June 2004 to August 2006, Mr. Ghose served as Executive Vice President and Chief Financial Officer of Shurgard Storage Centers, Inc., a publicly traded company that developed and operated self-storage properties in the United States and Europe that was acquired by Public Storage, Inc. Between May 2003 and May 2004, Mr. Ghose was associated as a Partner with Tatum Partners, a financial leadership and business consulting firm. From 1986 through February, 2003, Mr. Ghose served as part of the executive team of HCP, Inc., a publicly traded company that invests primarily in real estate serving the healthcare industry in the United States, most recently as Senior Vice President, Finance and Treasurer. Prior to HCP, Inc., Mr. Ghose was with Price Waterhouse for five years as part of its U.S. operations and, prior to that, began his career in London with KPMG.

Roland Rapp, Executive Vice President, General Counsel and Secretary.  Mr. Rapp has served as our Executive Vice President, General Counsel and Secretary since March 2002. He has more than 23 years of experience in the healthcare and legal sectors. From June 1993 to March 2002, Mr. Rapp was the Managing Partner of the law firm of Rapp, Kiepen and Harman, and was Chief Financial Officer for SR Management Services, Inc. from November 1995 to March 2002, both based in Pleasanton, California. His law practice centered on healthcare law and primarily focused on long-term care. Prior to practicing law, Mr. Rapp served as a nursing home administrator and director of operations for a small nursing home chain. Mr. Rapp also served as the elected Chairman of the Board for the California Association of Health Facilities (the largest State representative of nursing facility operators) from November 1999 to November 2001.

Mark Wortley, Executive Vice President and Chief Executive Officer of Ancillary Companies.  Mr. Wortley has served as our Executive Vice President and Chief Executive Officer of Ancillary Companies since December 2005. Prior to that, Mr. Wortley served as President of Locomotion Therapy, the predecessor to our Hallmark rehabilitation business, since September 2002 and as Chief Executive Officer of Hospice Care of the West, our hospice business since November 2005. An industry veteran with more than 25 years of experience, Mr. Wortley consulted with Evergreen Healthcare, Inc., a long-term care company, to develop its contract therapy program (Mosaic Rehabilitation) from January 2001 through September 2002. Prior to consulting with Evergreen, Mr. Wortley was Executive Vice President of Beverly Enterprises, Inc. from September 1994 until December 2000. At Beverly, he founded Beverly Rehabilitation (now Aegis Therapies, one of the largest contract therapy providers in the nation). Mr. Wortley also developed Matrix Rehabilitation, a chain of 200 freestanding outpatient rehabilitation clinics, and managed more than 30 hospice programs.

Christopher N. Felfe, Senior Vice President, Finance and Chief Accounting Officer.  Mr. Felfe has served as our Senior Vice President, Finance and Chief Accounting Officer since August 2007. Mr. Felfe served as our Controller from September 2006 to August 2007. From 2003 to 2006, Mr. Felfe served as Corporate Controller of Sybron Dental Specialties, Inc., a manufacturer of products for the dental profession, including the specialty markets of orthodontics, endodontics and implantology. From 2000 to 2002, Mr. Felfe served as Corporate Controller of Datum Inc., a supplier of precise timing solutions for telecommunications and other applications.

Susan Whittle, Senior Vice President and Chief Compliance Officer.  Ms. Whittle has served as our Senior Vice President and Chief Compliance Officer since March 2006. She has over 25 years of experience in the healthcare industry. From 2005 to 2006, Ms. Whittle worked in private practice as an attorney-at-law. Her law practice centered on regulatory health law matters. From 2004 to 2005, she was employed by Mariner Healthcare, Inc., a provider of skilled nursing and long-term healthcare services, as a litigation consultant. Prior to her work as a litigation consultant, Ms. Whittle served as Executive Vice President, General Counsel and Secretary of Mariner Health Care from 1993 to 2003.

Employees

As of December 31, 2008, we had approximately 8,492 full-time equivalent employees and had six collective bargaining agreements with a union covering approximately 347 full-time employees at six of our facilities. We generally consider our relationship with our employees to be good.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are filed with the U.S. Securities and Exchange Commission, or SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at http://www.skilledhealthcaregroup.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Copies are also available, without charge, from Skilled Healthcare Group Investor Communications, 27442 Portola Parkway, Suite 200, Foothill Ranch, CA, 92610. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The information on our website is not incorporated by reference to this Annual Report on Form 10-K.

Company History

Skilled Healthcare Group, Inc. was incorporated as SHG Holding Solutions, Inc. in Delaware in October 2005. Our predecessor company acquired Summit Care, a publicly traded long-term care company with nursing facilities in California, Texas and Arizona in 1998. On October 2, 2001, our predecessor and 19 of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code and on November 28, 2001, our remaining three companies also filed voluntary petitions for protection under Chapter 11. In August 2003, we emerged from bankruptcy, paying or restructuring all debt holders in full, paying all accrued interest expenses and issuing 5.0% of our common stock to former bondholders. In connection with our emergence from bankruptcy, we engaged in a series of transactions, including our disposition in March 2005 of our California pharmacy business, selling two institutional pharmacies in southern California.

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

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 21 of the Securities Exchange Act of 1934. Disclosures that use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management based on our current estimates, expectations, forecasts and projections, and include comments that express our current opinions about trends and factors that may impact future operating results. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that may impact future operating results include, without limitation: national and regional economic conditions; our ability to attract and retain key executives and other healthcare personnel; the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations covering the healthcare industry; adverse changes in reimbursement rates (including payment caps) or methods of payment under Medicare and Medicaid programs; changes in state and federal licensure and certification laws and regulations; increases in inflation, including inflationary increases in patient care costs; and delays in licensure and/or certification. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this report, except as required by law.

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

Reductions in Medicare reimbursement rates, including annual caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary, or changes in the rules governing the Medicare program could have a material adverse effect on our revenue, financial condition and results of operations.

Medicare is our largest source of revenue, accounting for 36.5% and 36.8% of our total revenue during 2008 and 2007, respectively. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of our rehabilitation therapy services, are themselves reimbursed by Medicare. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, our business and results of operations will be adversely affected.

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

Budget pressures often lead the federal government to place limits on reimbursement rates under Medicare. For instance, the DRA included provisions that are expected to reduce Medicare and Medicaid payments to skilled nursing facilities by $100.0 million over five years (federal fiscal years 2006 through 2010). Also, effective January 1, 2006, caps were imposed on the annual amount that Medicare Part B will pay for physical and speech language therapy and occupational therapy for any given patient. These caps may result in decreased demand for rehabilitation therapy services for beneficiaries whose therapy would have been reimbursed under Part B but for the caps. Exceptions to the therapy caps applicable under a variety of circumstances were established and initially scheduled to expire on December 31, 2007. The Medicare, Medicaid and SCHIP Extension Act of 2007, signed by President Bush on December 29, 2007, further extended the exceptions process until June 30, 2008 and recently enacted H.R. 6331 now extends the exception process to December 31, 2009. If the exceptions to the therapy caps are repealed or are not extended for a significant period of time beyond December 31, 2009, any decrease in demand for rehabilitation therapy services could be exacerbated.

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

We receive a significant portion of our revenue from Medicaid, which accounted for 31.4% and 31.0% of our total revenue during 2008 and 2007, respectively. In addition, many private payors for our third-party rehabilitation therapy services are reimbursed under the Medicaid program for services that are provided to patients. Accordingly, if Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program that are disadvantageous to our business or industry, our business and results of operations could be adversely affected.

Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending. For example, the DRA included several measures that are expected to reduce Medicare and Medicaid payments to skilled nursing facilities by $100.0 million over five years (2006-2010). These included limiting the circumstances under which an individual may become financially eligible for nursing home services under Medicaid, which could result in fewer patients being able to afford our services. In addition, the presidential budget submitted for federal fiscal year 2009 included proposed reforms of the Medicaid program to cut a total of $18 billion in Medicaid expenditures over the next five years. The American Recovery and Reinvestment Act passed in February 2009 contained several temporary measures expected to increase Medicaid expenditures. In order to qualify for increases in Medicaid matching funds from the federal government, states cannot implement eligibility standards, methodologies or procedures that are more restrictive than those in effect as of July 1, 2008 and, in addition, must comply with prompt pay requirements when making Medicaid payments. We can provide no assurances regarding the temporary measures’ actual effect on Medicaid claims payment in any particular state, whether these temporary measures will eventually be made permanent, or what effect, if any, they will have on our business. Despite these temporary measures, we expect continued efforts to contain Medicaid expenditures generally.

On February 19, 2009, the California legislature approved a new budget to help relieve a $42 billion budget deficit. Signed the following day, the budget package came after months of negotiation, during which time California’s governor, Arnold Schwarzenegger, declared a fiscal state of emergency in California. The new budget implements spending cuts in several areas, including Medi-Cal spending, California’s Medicaid program. Some of the spending cuts are triggered only if an inadequate amount of federal funding is received from the American Recovery and Reinvestment Act of 2009 described above. Any decrease in California’s Medi-Cal spending for skilled nursing facilities could adversely affect our financial condition and results of operation.

We expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities both in the states in which we operate and by the federal government. These may take the form of both direct decreases in reimbursement rates or in rule changes that limit the beneficiaries, services or providers eligible to receive Medicaid benefits. For a description of other currently proposed reductions in Medicaid expenditures and a description of the implementation of the Medicaid program in the states in which we operate, see Item 1 of this report, “Business — Sources of Reimbursement — Medicaid.”

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

Through a “demonstration project” in New York, Florida and California, mandated by the Medicare Prescription Drug Improvement and Modernization Act of 2003, and effective March 2005 through March 2008, third-party recovery audit contractors, or RACs, operating in the Medicare Integrity Program work to identify alleged Medicare overpayments based on the medical necessity of rehabilitation services that have been provided. Each RAC is paid based on a percentage of overpayments and underpayments recovered. In September 2008, CMS issued a report on the RAC demonstration in which they indicated its intent to gradually implement a “permanent” nationwide RAC program by January 1, 2010 with a number of modifications that respond to issues identified in the demonstration. On October 6, 2008, CMS announced the selection of the four new RAC contractors and a RAC expansion schedule indicating phased implementation of the permanent programs beginning on October 1, 2008. On November 4, 2008, CMS announced a stay of the program pending further notice and on February 4, 2009, CMS announced that they have lifted the stop work order and will continue with implementation. The scope of claims subject to review under the permanent RAC program includes claims up to three years old but beginning with claims from October 1, 2007 or later.

As of December 31, 2008, we have approximately $5.1 million of claims for rehabilitation therapy services that are under various stages of review or appeal. These RACs have made certain revenue recoupments from our California skilled nursing facilities and third-party skilled nursing facilities to which we provide rehabilitation therapy services. In addition to the disputed factual issues present in individual appeals, the grounds for and the scope of such appeals in this process are also in dispute. As of December 31, 2008, any losses resulting from the completion of the appeals process have not been material. We cannot assure you, however, that future recoveries will not be material or that any appeal that we are pursuing will be successful. As of December 31, 2008, we had RAC reserves of $1.6 million recorded as part of our allowance for doubtful accounts.

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

The long-term care industry has experienced an increasing trend in the number and severity of litigation claims involving punitive damages and settlements. We believe that this trend is endemic to the industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiffs’ lawyers of potentially large recoveries. According to a report issued by AON Risk Consultants in May 2008 on long-term care operators’ professional liability and general liability costs, the average cost per bed for professional liability and general liability costs has increased from $350 in 1995 to $1,460 per bed in 2007. Our long-term care operator’s professional liability and general liability cost per bed decreased in 2008. However, should a trend of increasing professional liability and general liability costs occur or should our actual professional liability and general liability costs increase significantly in the future, we may not be able to increase our revenue sufficiently to cover the cost increases, our operating income could suffer, and we may not be able to meet our obligations to repay our liabilities.

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

We could face significant financial difficulties as a result of one or more of the risks discussed above, which could cause us to seek protection under bankruptcy laws or could cause our creditors to have a receiver appointed on our behalf.

We could face significant financial difficulties if Medicare or Medicaid reimbursement rates are reduced, patient demand for our services is reduced or we incur unexpected liabilities or expenses, including in connection with legal actions, sanctions, penalties or fines. This financial difficulty could cause us to seek protection under bankruptcy laws or could cause our creditors to have a receiver appointed on our behalf.

A significant portion of our business is concentrated in a few markets, and an economic downturn or changes in the laws affecting our business in those markets could have a material adverse effect on our operating results.

In 2008, we received approximately 44.6% and 25.4% of our revenue from operations in California and Texas, respectively, and in 2007, we received approximately 48.7% and 29.1% of our revenue from operations in California and Texas, respectively. Accordingly, isolated economic conditions and changes in state healthcare spending prevailing in either of these markets could affect the ability of our patients and third-party payors to reimburse us for our services, either through a reduction of the tax base used to generate state funding of Medicaid programs, an increase in the number of indigent patients eligible for Medicaid benefits, changes in state funding levels or healthcare programs or other factors. An economic downturn or changes in the laws affecting our business in these markets could have a material adverse effect on our financial position, results of operations and cash flows.

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

The long-term healthcare services industry is highly competitive. Our skilled nursing facilities compete primarily on a local and regional basis with many long-term care providers, from national and regional chains to smaller providers owning as few as a single nursing center. We also compete under certain circumstances with inpatient rehabilitation facilities and long-term acute care hospitals. Increased competition could limit our ability to attract and retain patients, maintain or increase rates or to expand our business. Our ability to compete successfully varies from location to location depending on a number of factors, including the number of competing centers in the local market, the types of services available, our local reputation for quality care of patients, the commitment and expertise of our staff and physicians, our local service offerings and treatment programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. If we are unable to attract patients to our facilities, particularly the high-acuity patients we target, then our revenue and profitability will be adversely affected. Some of our competitors may have greater brand recognition and be more established in their respective communities than we are, and may have greater financial and other resources than us. Competing long-term care companies may also offer newer facilities or different programs or services than we do and may thereby attract our patients who are presently residents of our facilities, potential residents of our facilities, or who are otherwise receiving our healthcare services. Other competitors may accept a lower margin, and therefore, present significant price competition for managed care and private pay patients.

We also encounter competition in connection with our other related healthcare services, including our rehabilitation therapy services provided to third-party facilities, assisted living facilities, hospice care and institutional pharmacy services. Generally, this competition is national, regional and local in nature. Many companies competing in these industries have greater financial and other resources than we have. The primary competitive factors for these other related healthcare services are similar to those for our skilled nursing and rehabilitation therapy businesses and include reputation, the cost of services, the quality of clinical services, responsiveness to customer needs and the ability to provide support in other areas such as third-party reimbursement, information management and patient recordkeeping. Given the relatively low barriers to entry and continuing healthcare cost containment pressures in the assisted living industry, we expect that the assisted living industry will become increasingly competitive in the future. Increased competition in the future could limit our ability to attract and retain residents, maintain or increase resident service fees, or expand our business.

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

We self-insure a significant portion of our potential liabilities for several risks, including certain types of professional and general liability, workers’ compensation and employee healthcare benefits.

Due to our self-insured retentions under our professional and general liability, workers’ compensation and employee healthcare benefits programs, including our election to self insure against workers’ compensation claims in Texas, there is no limit on the maximum number of claims or amount for which we can be liable in any policy period. We base our loss estimates on actuarial analyses, which determine expected liabilities on an undiscounted basis, including incurred but not reported losses, based upon the available information on a given date. It is possible, however, for the ultimate amount of losses to exceed our estimates and our insurance limits. In the event our actual liability exceeds our estimates for any given period, our results of operations and financial condition could be materially adversely impacted.

At December 31, 2008, we had $1.6 million in accruals for self-insured medical and dental, $29.0 million in accruals for known or potential uninsured general and professional liability claims and $13.7 million in accruals for workers’ compensation claims, based on our claims experience and an independent actuarial review. We may need to increase our accruals as a result of future actuarial reviews and claims that may develop. An adverse determination in legal proceedings, whether currently asserted or arising in the future, could have a material adverse effect on our business.

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

Our ability to achieve or maintain a reputation for providing high quality of care to our patients at each of our skilled nursing and assisted living facilities, or through our rehabilitation therapy and hospice businesses, is important to our ability to attract and retain patients, particularly high-acuity patients. We believe that the perception of our quality of care by a potential patient or potential patient’s family seeking to contract for our services is influenced by a variety of factors, including doctor and other healthcare professional referrals, community information and referral services, newspapers and other print and electronic media, results of patient surveys, recommendations from family and friends, and quality care statistics or rating systems compiled and published by CMS or other industry data. Through our focus on retaining high quality staffing, reviewing feedback and surveys from our patients and referral sources to highlight areas of improvement and integrating our service offerings at each of our facilities, we seek to maintain and improve on the outcomes from each of the factors listed above in order to build and maintain a strong reputation at our facilities. If any of our skilled nursing or assisted living facilities fail to achieve or maintain a reputation for providing high-quality care, or is perceived to provide a lower quality of care than comparable facilities within the same geographic area, or users of our rehabilitation therapy services perceive that they could receive higher quality services from other providers, our ability to attract and retain patients at such facility could be adversely affected. If this perception were to become widespread within the areas in which we operate, our revenue and profitability could be adversely affected.

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

In 2005, CMS began to seek proposals from insurance companies and fiscal intermediaries to provide services as a Medicare Administrative Contractor, or MAC, replacing the Medicare claims processing administration currently provided by our fiscal intermediaries. In September 2007, CMS awarded MAC contracts for the relevant jurisdictions that we operate within. The conversion from fiscal intermediaries to MACs began in 2008 and is still in process. We have also elected to utilize a single MAC to process all of our claims as the MAC conversion is implemented. While the proposed conversion from fiscal intermediaries to a MAC is designed to improve services for beneficiaries and providers alike, such a change in claims processing administration may result in significant delays in payments on Medicare claims. Similarly, the use of a single MAC, while efficient, may put us at greater risk if the MAC is unable to perform the services timely or we encounter conflicts with them.

On February 19, 2009, the California legislature approved a new budget to help relieve a $42 billion budget deficit, which implements spending cuts in several areas, including Medi-Cal spending, California’s Medicaid program. See Item 1A of this report, “Risk Factors — We expect the federal and state governments to continue their efforts to contain growth in Medicaid expenditures, which could adversely affect our revenue and profitability.”

Other states where our companies operate might experience similar budget issues that might impact the timeliness or amount of Medicaid payment for services.

We may also experience delays in reimbursement related to change of ownership applications for our acquired facilities.

Our success is dependent upon retaining key personnel.

Our senior management team has extensive experience in the healthcare industry. We believe that they have been instrumental in guiding our businesses, instituting valuable performance and quality monitoring and driving innovation. Accordingly, our future performance is substantially dependent upon the continued services of our senior management team. The loss of the services of any of these persons could have a material adverse effect upon us.

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

Global economic conditions may impact our ability obtain additional financing on commercially reasonable terms or at all and our ability to expand our business may be harmed.

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing in 2009. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. In the second half of 2008, added concerns fueled by the U.S. government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government financial assistance to American International Group Inc., Citibank, Bank of America and other federal government interventions in the U.S. financial system lead to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

Our revolving line of credit expires on June 15, 2010 and will become a current liability on June 15, 2009. We have begun a process to identify and review various strategies available to extend the duration of our debt, including the extension of our revolving credit facilities.

As of December 31, 2008, we had approximately $49.4 million available for additional borrowing under our senior secured credit facility. If our remaining ability to borrow under our senior secured credit facility is insufficient for our capital requirements, we will be required to seek additional sources of financing, including issuing equity, which may be dilutive to our current stockholders or incurring additional debt. Our ability to incur additional debt is subject to the restrictions in the indenture governing our 11% senior subordinated notes and our first lien credit agreement. We cannot assure you that the restrictions contained in these agreements will permit us to borrow the funds that we need to finance our operations, or that additional debt will be available to us on commercially reasonable terms or at all. Furthermore, market conditions may impede our ability to secure additional sources of financing, whether through the extension of our existing credit facility or by accessing the debt and equity markets. If we are unable to obtain funds sufficient to finance our capital requirements, we may have to forego opportunities to expand our business, including the acquisition of additional facilities.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our financial obligations.

We have now and will continue to have a significant amount of indebtedness. On December 31, 2008, our total indebtedness was approximately $470.3 million.

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

Our class A common stock has one vote per share, while our class B common stock has ten votes per share on all matters to be voted on by our stockholders. As of December 31, 2008, Onex Corporation, its affiliates and our directors and members of our senior management owned shares of common stock representing over 75.0% of the combined voting power of our outstanding common stock. Accordingly, Onex Corporation may have the power to control the outcome of matters on which stockholders are entitled to vote. Such matters include the election and removal of directors, the adoption or amendment of our certificate of incorporation and bylaws, possible mergers, corporate control contests and significant transactions. Through its control of the elections to our board of directors, Onex Corporation may also have the ability to appoint or replace our senior management and cause us to issue additional shares of our common stock or repurchase common stock, declare dividends or take other actions. Onex Corporation may make decisions regarding our company and business that are opposed to our other stockholders’ interests or with which they disagree. Onex Corporation may also delay or prevent a change of control of us, even if the change of control would benefit our other stockholders, which could deprive our other stockholders of the opportunity to receive a premium for their class A common stock. The significant concentration of stock ownership and voting power may also adversely affect the trading price of our class A common stock due to investors’ perception that conflicts of interest may exist or arise. To the extent that the interests of our public stockholders are harmed by the actions of Onex Corporation, the price of our class A common stock may be harmed.

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

If our existing stockholders sell substantial amounts of our class A or class B common stock or the public market perceives that our existing stockholders might sell substantial amounts of our class A common stock, the market price of our class A common stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2008, we had 20,188,523 shares of class A common stock and 17,026,981 shares of class B common stock outstanding. All of the 19,166,666 shares of class A common stock sold in our initial public offering are freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. All shares of our class B common stock (which will convert into shares of class A common stock if transferred to holders other than our current class B stockholders, which includes Onex Corporation, our management group and certain of their affiliates), are available for sale in the public market pursuant to Rules 144, 144(k) and 701 under the Securities Act.

Moreover, current stockholders holding an aggregate of 17,026,981 shares of class B common stock (which will convert into shares of class A common stock if transferred to holders other than our current class B stockholders, which includes Onex Corporation, our management group and certain of their affiliates), have the right, subject to some conditions, to require us to file a registration statement with the Securities and Exchange Commission or include their shares for registration in certain registration statements that we may file under the Securities Act. Once we register these shares, they may be freely sold in the public market upon issuance. We may issue shares of our common stock, or other securities, from time to time as consideration for future acquisitions and investments. In the event any such acquisition or investment is significant, the number of shares of our common stock or the number or aggregate principal amount, as the case may be, of other securities that we may issue may also be significant. We may also grant registration rights covering those shares or other securities in connection with any such acquisitions and investments. Any additional capital raised through the sale of our equity securities may dilute your percentage ownership of us.

We are a “controlled company” within the meaning of NYSE rules and, as a result, qualify for and rely on exemptions from certain corporate governance requirements.

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

We elect to be treated as a controlled company and thus utilize some of these exemptions. In addition, although we currently have a board composed of a majority of independent directors and have adopted charters for our audit, corporate governance, quality and compliance and compensation committees and intend to conduct annual performance evaluations for these committees, none of these committees are composed entirely of independent directors, except for our audit committee. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of NYSE corporate governance requirements.

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

As of December 31, 2008, we operated 96 long-term care facilities, 70 of which are owned and 26 of which are leased. As of December 31, 2008, our operated facilities had a total of 10,587 licensed beds.

The following table provides information by state as of December 31, 2008 regarding the skilled nursing and assisted living facilities we owned and leased.

	Owned Facilities		Leased Facilities		Total Facilities
		Licensed		Licensed		Licensed
	Number	Beds	Number	Beds	Number	Beds

California	15	1,572	16	1,996	31	3,568
Texas	21	3,173	—	—	21	3,173
Kansas	25	1,359	—	—	25	1,359
Nevada	—	—	2	290	2	290
Missouri	7	1,017	—	—	7	1,017
New Mexico	2	208	8	972	10	1,180

Total	70	7,329	26	3,258	96	10,587

Skilled nursing	51	6,381	24	2,992	75	9,373
Assisted living	19	948	2	266	21	1,214

Our executive offices are located in Foothill Ranch, California, where we lease 29,463 square feet of office space, a portion of which is utilized for the administrative functions of our hospice and our Hallmark businesses. The term of this lease expires in January 2011. We have an option to renew our lease at this location for an additional five-year term.

Item 3.	Legal Proceedings

On May 4, 2006, three plaintiffs filed a complaint against us in the Superior Court of California, Humboldt County, entitled Bates v. Skilled Healthcare Group, Inc. and twenty-three of its companies. In the complaint, the plaintiffs allege, among other things, that certain California-based facilities operated by our wholly owned operating companies failed to provide an adequate number of qualified personnel to care for their residents and misrepresented the quality of care provided in their facilities. Plaintiffs allege these failures violated, among other things, the residents’ rights, the California Health and Safety Code, the California Business and Professions Code and the Consumer Legal Remedies Act. Plaintiffs seek, among other things, restitution of money paid for services allegedly promised to, but not received by, facility residents during the period from September 1, 2003 to the present. The complaint further sought class certification of in excess of 18,000 plaintiffs as well as injunctive relief, punitive damages and attorneys’ fees.

In response to the complaint, we filed a demurrer. On November 28, 2006, the Humboldt Court denied the demurrer. On January 31, 2008, the Humboldt Court denied our motion for a protective order as to the names and addresses of residents within the facility and on April 7, 2008, the Humboldt Court granted plaintiffs’ motion to compel electronic discovery by us. On May 27, 2008, plaintiffs’ motion for class certification was heard, and the Humboldt Court entered its order granting plaintiffs’ motion for class certification on June 19, 2008. We subsequently petitioned the California Court of Appeal, First Appellate District, for a writ and reversal of the order granting class certification. The Court of Appeal denied our writ on November 6, 2008 and we accordingly filed a petition for review with the California Supreme Court. On January 21, 2009, the California Supreme Court denied our petition for review and the order granting class certification remains in place. Primary professional liability insurance coverage has been exhausted for the policy year applicable to this case. The excess insurance carrier issuing the policy applicable to this case has recently issued its reservation of rights to preserve an assertion of non-coverage for this case. Given the uncertainty of the pleadings and facts at this juncture in the litigation, an assessment of potential exposure is uncertain at this time.

In addition to the above, we are involved in legal proceedings and regulatory enforcement investigations from time to time in the ordinary course of our business. We do not believe the outcome of these proceedings and investigations will have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the fourth quarter of 2008.

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

Since our initial public offering on May 15, 2007, our common stock has traded on the New York Stock Exchange under the symbol “SKH.” Prior to that time, there was no public market for our stock. The following table sets forth, for the indicated quarterly periods, the high and low sale prices of our common stock:

Year Ended December 31, 2008	High ($)	Low ($)

First quarter	15.49	9.83
Second quarter	14.39	10.47
Third quarter	17.17	13.02
Fourth quarter	15.75	7.83

Year Ended December 31, 2007	High ($)	Low ($)

Second quarter (May 15 to June 30)	16.57	14.75
Third quarter	16.30	13.02
Fourth quarter	16.81	14.14

As of February 23, 2009, there were 9 holders of record of our class A common stock and 31 holders of record of our class B common stock.

Dividend Payment

We did not declare or pay cash dividends in either 2008 or 2007. We anticipate that, for the foreseeable future, we will retain any earnings for use in the operation of our business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our outstanding shares in the fourth quarter of 2008.

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

Additional information regarding our stock option plans and plan activity for fiscal 2008, 2007 and 2006 is provided in the notes to our consolidated financial statements in this Annual Report in “Notes to Consolidated Financial Statements, Note 12 — Stock-Based Compensation” and in our 2009 Proxy Statement under the heading “Equity Compensation Plan Information.”

Item 6.	Selected Financial Data

The following tables set forth our selected historical consolidated financial data. We derived the selected historical consolidated financial data for each of the years ended December 31, 2008, 2007, 2006, and as of December 31, 2008 and 2007, from our audited consolidated financial statements included elsewhere in this document. We derived the selected historical consolidated financial data for the years ended December 31, 2005 and 2004 and as of December 31, 2006, 2005 and 2004 from our audited consolidated financial statements not included in this report. Our selected historical consolidated statements of operations have been recast to reflect our California pharmacy business, which we sold in March 2005, as discontinued operations. Historical results are not necessarily indicative of future performance. On October 22, 2005, Skilled Healthcare Group, Inc., our predecessor company, entered into an agreement and plan of merger with SHG Holding Solutions, Inc. and SHG Acquisition Corp., entities formed by Onex Partners LP, Onex American Holdings II LLC and Onex U.S. Principals LP, collectively “Onex,” together with the associates of Onex, for purposes of acquiring our predecessor company. On December 27, 2005, pursuant to the merger agreement, SHG Acquisition Corp. merged with and into our predecessor company. Our predecessor company was the surviving corporation in the merger and became our wholly owned company. We refer to the transactions contemplated by the merger agreement, the equity contributions, the financings and use of proceeds of the financings, collectively, as the “Transactions.” Due to the effect of the Transactions on the recorded amounts of assets, liabilities and stockholders’ equity, our financial statements prior to such transactions are not comparable to our consolidated financial statements subsequent to such transactions. You should read the information set forth below in conjunction with other sections of this report, including “Management’s Discussion and Analysis of Financial Condition and Consolidated Results of Operations,” and our consolidated historical financial statements and related notes included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2008	2007	2006	2005	2004
	Successor	Successor	Successor	Predecessor	Predecessor
	(In thousands, except per share data)

Consolidated Statement of Operations Data
Revenue	$733,330	$634,607	$531,657	$462,847	$371,284
Expenses	642,221	551,922	458,732	410,818	323,023
Total other income (expenses), net	(33,848)	(52,584)	(43,384)	(44,251)	(30,108)

Income before income taxes, discontinued operations and the cumulative effect of a change in accounting principle	57,261	30,101	29,541	7,778	18,153
Provision for (benefit from) income taxes	20,052	12,952	12,204	(13,048)	4,421

Income before discontinued operations and cumulative effect of a change in accounting principle	37,209	17,149	17,337	20,826	13,732
Discontinued operations, net of tax	—	—	—	14,740	2,789
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(1,628)	—

Net income	37,209	17,149	17,337	33,938	16,521
Accretion on preferred stock	—	(7,354)	(18,406)	(744)	(469)

Net income(loss) attributable to common stockholders	$37,209	$9,795	$(1,069)	$33,194	$16,052

Earnings Per Share Data:
Earnings per common share, basic	$1.02	$0.36	$(0.09)	$27.01	$13.45
Earnings per common share, diluted	$1.01	$0.35	$(0.09)	$25.73	$12.47
Weighted average common shares outstanding, basic	36,573	27,062	11,638	1,229	1,194
Weighted average common shares outstanding, diluted	36,894	27,715	11,638	1,290	1,287
Other Financial Data
Capital expenditures (excluding acquisitions)	$49,626	$29,398	$22,267	$11,183	$8,212
Net cash provided by operating activities	63,013	31,723	32,150	15,004	48,358
Net cash used in investing activities	(68,377)	(121,548)	(72,111)	(223,785)	(45,230)
Net cash provided by (used in) financing activities	2,399	92,016	5,644	241,253	(1,132)
EBITDA(1)	114,820	90,311	88,536	57,561	51,120
EBITDA margin(1)	15.7%	14.2%	16.7%	12.4%	13.8%
Adjusted EBITDA(1)	114,882	101,999	88,733	$77,778	$58,559
Adjusted EBITDA margin(1)	15.7%	16.1%	16.7%	16.8%	15.8%

	As of December 31,
	2008	2007	2006	2005	2004
	Successor	Successor	Successor	Predecessor	Predecessor
	(In thousands)

Balance Sheet Data
Cash and cash equivalents	$2,047	$5,012	$2,821	$37,138	$4,666
Working capital	54,560	55,122	19,628	59,130	15,036
Property and equipment, net	346,466	294,281	230,904	191,151	192,397
Total assets	1,013,842	970,107	838,695	797,082	308,860
Long-term debt (including current portion and the revolving credit facility)	470,261	458,436	469,055	463,309	280,885
Total stockholders’ equity (deficit)	412,103	374,469	240,648	222,927	(50,475)

Notes

(1)	We define EBITDA as net income before depreciation, amortization and interest expense (net of interest income) and the provision for (benefit from) income taxes. EBITDA margin is EBITDA as a percentage of revenue. We prepare Adjusted EBITDA by adjusting EBITDA (each to the extent applicable in the appropriate period) for:

•	discontinued operations, net of tax;

•	the effect of a change in accounting principle, net of tax;

•	the change in fair value of an interest rate hedge;

•	reversal of a charge related to the decertification of a facility;

•	gains or losses on sale of assets;

•	provision for the impairment of long-lived assets;

•	the write-off of deferred financing costs of extinguished debt;

•	debt retirement costs;

•	reorganization expenses; and

•	fees and expenses related to the Transactions.

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

Management uses both EBITDA and Adjusted EBITDA to assess the performance of our core business operations, to prepare operating budgets and to measure our performance against those budgets on a consolidated, segment and a facility-by-facility level. We typically use Adjusted EBITDA for these purposes at the administrative level (because the adjustments to EBITDA are not generally allocable to any individual business unit) and we typically use EBITDA to compare the operating performance of each skilled nursing and assisted living facility, as well as to assess the performance of our operating segments: long-term care services, which include the operation of our skilled nursing and assisted living facilities; and ancillary services, which include our rehabilitation therapy and hospice businesses. EBITDA and Adjusted EBITDA are useful in this regard because they do not include such costs as interest expense (net of interest income), income taxes, depreciation and amortization expense and special charges, which may vary from business unit to business unit and period-to-period depending upon various factors, including the method used to finance the business, the amount of debt that we have determined to incur, whether a facility is owned or leased, the date of acquisition of a facility or business, the original purchase price of a facility or business unit or the tax law of the state in which a business unit operates. These types of charges are dependent on factors unrelated to our underlying business. As a result, we believe that the use of EBITDA and Adjusted EBITDA provides a meaningful and consistent comparison of our underlying business between periods by eliminating certain items required by GAAP which have little or no significance in our day-to-day operations.

We also make capital allocations to each of our facilities based on expected EBITDA returns and establish compensation programs and bonuses for our facility-level employees that are based upon the achievement of pre-established EBITDA and Adjusted EBITDA targets.

Finally, we use Adjusted EBITDA to determine compliance with our debt covenants and assess our ability to borrow additional funds and to finance or expand operations. The credit agreement governing our first lien term loan uses a measure substantially similar to Adjusted EBITDA as the basis for determining compliance with our financial covenants, specifically our minimum interest coverage ratio and our maximum total leverage ratio, and for determining the interest rate of our first lien term loan. The indenture governing our 11% senior subordinated notes also uses a substantially similar measurement for determining the amount of additional debt we may incur. For example, both our credit facility and the indenture governing our 11% senior subordinated notes include adjustments for (i) gain or losses on sale of assets, (ii) the write-off of deferred financing costs of extinguished debt; (iii) reorganization expenses; and (iv) fees and expenses related to our transaction with Onex Corporation affiliates in December 2005. Our noncompliance with these financial covenants could lead to acceleration of amounts due under our credit facility. In addition, if we cannot satisfy certain financial covenants under the indenture for our 11% senior subordinated notes, we cannot engage in certain specified activities, such as incurring additional indebtedness or making certain payments.

Despite the importance of these measures in analyzing our underlying business, maintaining our financial requirements, designing incentive compensation and for our goal setting both on an aggregate and facility level basis, EBITDA and Adjusted EBITDA are non-GAAP financial measures that have no standardized meaning defined by GAAP. Therefore, our EBITDA and Adjusted EBITDA measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	they do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	they do not reflect any income tax payments we may be required to make;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	they are not adjusted for all non-cash income or expense items that are reflected in our consolidated statements of cash flows;

•	they do not reflect the impact on earnings of charges resulting from certain matters we consider not to be indicative of our ongoing operations; and

•	other companies in our industry may calculate these measures differently than we do, which may limit their usefulness as comparative measures.

We compensate for these limitations by using them only to supplement net income on a basis prepared in conformance with GAAP in order to provide a more complete understanding of the factors and trends affecting our business. We strongly encourage investors to consider net income determined under GAAP as compared to EBITDA and Adjusted EBITDA, and to perform their own analysis, as appropriate.

The following table provides a reconciliation from our net income which is the most directly comparable financial measure presented in accordance with GAAP for the periods indicated:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	Successor	Successor	Successor	Predecessor	Predecessor
	(In thousands)

Net income	$37,209	$17,149	$17,337	$33,938	$16,521
Plus
Provision for (benefit from) income taxes	20,052	12,952	12,204	(13,048)	4,421
Depreciation and amortization	20,978	17,687	13,897	9,991	8,597
Interest expense, net of interest income	36,581	42,523	45,098	26,680	21,581

EBITDA	114,820	90,311	88,536	57,561	51,120
Discontinued operations, net of tax(a)	—	—	—	(14,740)	(2,789)
Cumulative effect of a change in accounting principle, net of tax(b)	—	—	—	1,628	—
Change in fair value of interest rate hedge(c)	—	40	197	165	926
(Gain) loss on sale of assets(d)	62	—	—	(980)	—
Premium on redemption of debt and write-off of deferred financing costs of extinguished debt(e)	—	11,648	—	16,626	7,858
Reorganization expenses(f)	—	—	—	1,007	1,444
Expenses related to the Transactions(g)	—	—	—	16,511	—

Adjusted EBITDA	$114,882	$101,999	$88,733	$77,778	$58,559

Notes

(a)	In March 2005, we sold our California-based institutional pharmacy business and, therefore, the results of operations of our California-based pharmacy business have been classified as discontinued operations. As our pharmacy business has been sold, these amounts are no longer part of our core operating business.

(b)	In 2005, we recorded the cumulative effect of a change in accounting principle as a result of our adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, or FIN 47. In 2003, we recorded the cumulative effect of a change in accounting principle as a result of our adoption of Statement of Financial Accounting Standards No. 150 Accounting for Certain Instruments with Characteristics of Liabilities and Equity, or SFAS 150, which requires that financial instruments issued in the form of shares that are mandatorily redeemable be classified as liabilities.

While these items are required under GAAP, they are not reflective of the operating income and losses of our underlying business.

(c)	Changes in fair value of an interest rate hedge are unrelated to our core operating activities and we believe that adjusting for these amounts allows us to focus on actual operating costs at our facilities.

(d)	While gains or losses on sales of assets are required under GAAP, these amounts are also not reflective of income and losses of our underlying business.

(e)	Write-offs for deferred financing costs are the result of distinct capital structure decisions made by our management and are unrelated to our day-to-day operations. These write-offs reflect (1) deferred financing costs that have been expensed in connection with the prepayment of previously outstanding debt and deferred financing costs that were expensed upon prepayment of our second lien senior secured term loan in connection with the Transactions; and (2) a $7.7 million redemption premium on $70.0 million of our 11.0% senior subordinated noted that we redeemed in June 2007, before their scheduled maturities in 2014.

(f)	Represents expenses incurred in connection with our Chapter 11 reorganization.

(g)	Represents (1) $0.2 million in fees paid by us in connection with the Transactions for valuation services and an acquisition audit; (2) our forgiveness in connection with the completion of the Transactions of a $2.5 million note issued to us in March 1998 by our then-Chairman of the Board, William Scott; (3) a $4.8 million bonus award expense incurred in December 2005 upon the completion of the Transactions pursuant to cash bonus agreements between us and our former Chief Financial Officer, John King, and our Executive Vice President and Chief Executive Officer of Ancillary Companies, Mark Wortley, in order to compensate them similarly to the economic benefit received by other executive officers who had previously purchased restricted stock; and (4) non-cash stock compensation charges of $9.0 million incurred in connection with restricted stock granted to certain of our senior executives. As these expenses relate solely to the Transactions, we do not expect to incur these types of expenses in the future.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not indicate future performance. Our forward-looking statements, which reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in Item 1A, “Risk Factors,” herein. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Selected Financial Data” in Item 6 of this report and our consolidated financial statements and related notes included in this report.

Certain prior year amounts have been reclassified to conform to current year presentation.

Business Overview

We are a provider of integrated long-term healthcare services through our skilled nursing companies and rehabilitation therapy business. We provide other related healthcare services, including assisted living care and hospice care. In addition, we have an administrative service company that provides a full complement of administrative and consultative services that allows our facility operators and those unrelated facility operators, with whom we contract, to better focus on delivery of healthcare services. We focus on providing high-quality care to our patients and we have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of December 31, 2008, we owned or leased 75 skilled nursing facilities and 21 assisted living facilities, together comprising approximately 10,500 licensed beds. Our facilities, approximately 72.9% of which we own, are located in California, Texas, Kansas, Missouri, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. For the year ended December 31, 2008, we generated approximately 85.0% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated by our other related healthcare services.

Our revenue was $733.3 million and $634.6 million for the years ended December 31, 2008 and 2007, respectively. To increase our revenue we focus on acquiring and developing new facilities, improving our skilled mix, which is the percentage of our skilled nursing patient population that is eligible to receive Medicare and managed care reimbursements. Medicare and managed care payors typically provide higher reimbursement than other payors because patients in these programs typically require a greater level of care and service. We have increased our skilled mix from 23.5% for 2006 to 24.2% for 2008. Our high skilled mix also results in a high quality mix, which is our percentage of non-Medicaid revenue. We have increased our quality mix from 68.0% in 2006 to 68.6% in 2008. We also focus on maximizing occupancy rates in our facilities to increase our revenue.

We operate our business in two reportable operating segments: long-term care services, which includes the operation of skilled nursing and assisted living facilities and is the most significant portion of our business, and ancillary services, which includes our rehabilitation therapy and hospice businesses. The “other” category includes general and administrative items. Our reporting segments are business units that offer different services, and that are managed separately due to nature of services provided or services sold.

Acquisitions

From the beginning of 2006 through December 31, 2008, we acquired real estate or leasehold interests, or entered into long-term leases, for 28 skilled nursing and assisted living facilities across five states.

In March 2006, we purchased two skilled nursing facilities and one skilled nursing and residential care facility in Missouri for $31.0 million in cash and in June 2006, we purchased a long-term leasehold interest in a skilled nursing facility in Las Vegas, Nevada, for $2.7 million in cash. In December 2006, we purchased a skilled nursing facility in Missouri for $8.5 million in cash. These facilities added approximately 666 beds to our operations.

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

In April 2008, we acquired the real property and assets of a 152-bed skilled nursing facility and an adjacent 34-unit assisted living facility located in Wichita, Kansas, for approximately $13.7 million. The acquisition was financed by borrowings of $13.0 million on our revolving credit facility.

In September 2008, we acquired seven assisted living facilities located in Kansas for an aggregate of $9.0 million. The acquired facilities added 208 units to our operations. The acquisition was financed by borrowings of $9.0 million on our revolving credit facility.

We have substantially completed the development of our 136-bed skilled nursing facility in downtown Dallas and we expect it to open in the first quarter of 2009. We recently broke ground in Fort Worth on a 136-bed skilled nursing facility and expect to complete construction in 2010. We are in the planning stages of developing a 92-bed skilled nursing facility in Garland, Texas.

Key Financial Performance Indicators

We manage the fiscal aspects of our business by monitoring certain key performance indicators that affect our revenue and profitability. The most important key performance indicators for our business are:

•	Average daily number of patients — the total number of patients at our skilled nursing facilities in a period divided by the number of days in that period.

•	Average daily rates — revenue per patient per day for Medicare or managed care, Medicaid and private pay and other, calculated as total revenue for Medicare or managed care, Medicaid and private pay and other at our skilled nursing facilities divided by actual patient days for that revenue source for any given period.

•	EBITDA — net income before depreciation, amortization and interest expenses and the provision for income taxes. Additionally, Adjusted EBITDA means EBITDA as adjusted for non-core operating items. See footnote 1 under Item 6 of this report, “Selected Financial Data,” for an explanation of the adjustments and a description of our uses of, and the limitations associated with the use of, EBITDA and Adjusted EBITDA.

•	Number of facilities and licensed beds — the total number of skilled nursing facilities and assisted living facilities that we own or operate and the total number of licensed beds associated with these facilities.

•	Occupancy percentage — the average daily ratio during a measurement period of the total number of residents occupying a bed in a skilled nursing facility to the number of available beds in the skilled nursing facility. During any measurement period, the number of licensed beds in a skilled nursing facility that are actually available to us may be less than the actual licensed bed capacity due to, among other things, bed decertifications.

•	Percentage of facilities owned — the number of skilled nursing facilities and assisted living facilities that we own as a percentage of the total number of facilities. We believe that our success is influenced by the significant level of ownership of the facilities we operate.

•	Quality mix — the amount of non-Medicaid revenue from each of our business units as a percentage of total revenue. In most states, Medicaid rates are generally the lowest of all payor types.

•	Skilled mix — the number of Medicare and managed care patient days at our skilled nursing facilities divided by the total number of patient days at our skilled nursing facilities for any given period.

The following tables summarize, for each of the periods indicated, our payor sources, quality mix, occupancy percentage, skilled mix, EBITDA and Adjusted EBITDA and average daily rates and, at the end of the periods indicated, the number of facilities operated by us, the number of facilities that we own and lease, the total number of licensed beds and our total number of available beds:

	Year Ended December 31,
	2008	2007	2006

Revenue from:
Medicare	36.5%	36.8%	36.0%
Managed care, private pay, and other	32.1	32.2	32.0

Quality mix	68.6	69.0	68.0
Medicaid	31.4	31.0	32.0

Total	100.0%	100.0%	100.0%

Occupancy statistics (skilled nursing facilities):
Available patient days	3,302,889	2,973,011	2,637,154
Actual patient days	2,791,937	2,523,954	2,270,552
Occupancy percentage	84.5%	84.9%	86.1%
Skilled mix	24.2%	24.1%	23.5%
Average daily number of patients	7,628	6,915	6,221
EBITDA(1) (in thousands)	$114,820	$90,311	$88,536
Adjusted EBITDA(1) (in thousands)	$114,882	$101,999	$88,733
Revenue per patient day (skilled nursing facilities prior to intercompany eliminations)
Medicare	$525	$495	$459
Managed care	359	354	348
Medicaid	139	131	124
Private pay and other	157	151	144
Weighted average	$224	$214	$200

	As of December 31,
	2008	2007	2006

Facilities:
Skilled nursing facilities:
Owned	51	49	43
Leased	24	25	18

Total skilled nursing facilities	75	74	61

Total licensed beds	9,373	9,183	7,648
Assisted living facilities:
Owned	19	11	10
Leased	2	2	2

Total assisted living facilities	21	13	12

Total licensed beds	1,214	955	794
Total facilities	96	87	73
Available beds in service	10,195	9,007	7,467
Percentage of owned facilities	72.9%	69.0%	72.6%

(1)	EBITDA and Adjusted EBITDA are supplemental measures of our performance that are not required by, or presented in accordance with U.S. generally accepted accounting principles, or GAAP. We define EBITDA as net income before depreciation, amortization and interest expenses (net of interest income) and the provision for income taxes. See reconciliation of net income to EBITDA and Adjusted EBITDA and a discussion of its uses and limitations in footnote 1 in Item 6 of this report, “Selected Financial Data.”

Revenue

Revenue by Service Offering

The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in millions):

	2008		2007		2006
	Revenue	Percentage of	Revenue	Percentage of	Revenue	Percentage of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

Long-term care services segment:
Skilled nursing facilities	$622.9	85.0%	$538.3	84.8%	$454.8	85.6%
Assisted living facilities	20.6	2.8	17.3	2.7	15.5	2.9

Total long-term care segment	643.5	87.8	555.6	87.5	470.3	88.5
Ancillary services segment:
Third-party rehabilitation therapy services	69.9	9.5	69.0	10.9	56.7	10.6
Hospice	19.9	2.7	10.0	1.6	4.7	0.9

Total ancillary services segment	89.8	12.2	79.0	12.5	61.4	11.5

Total	$733.3	100.0%	$634.6	100.0%	$531.7	100.0%

Sources of Revenue

The following table sets forth revenue by state and revenue by state as a percentage of total revenue for the periods (dollars in thousands):

	Year Ended December 31,
	2008		2007		2006
	Revenue	Percentage of	Revenue	Percentage of	Revenue	Percentage of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

California	$327,088	44.6%	$309,064	48.7%	$279,612	52.6%
Kansas	51,331	7.0	39,195	6.2	34,556	6.5
Missouri	55,878	7.6	51,357	8.1	20,236	3.8
Nevada	30,605	4.2	25,474	4.0	17,151	3.2
New Mexico	82,254	11.2	24,505	3.9	—	—
Texas	185,914	25.4	184,435	29.1	179,814	33.8
Other	260	0.0	577	0.0	288	0.1

Total	$733,330	100.0%	$634,607	100.0%	$531,657	100.0%

Long- Term Care Services Segment

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

The following table sets forth our Medicare, managed care, private pay/other and Medicaid patient days as a percentage of total patient days and the level of skilled mix for our skilled nursing facilities:

	Percentage Skilled Nursing Patient Days Year Ended
	December 31,
	2008	2007	2006

Medicare	17.2%	18.1%	18.0%
Managed care	7.0	6.0	5.5

Skilled mix	24.2	24.1	23.5
Private pay and other	17.9	17.0	16.6
Medicaid	57.9	58.9	59.9

Total	100.0%	100.0%	100.0%

The following table sets forth our Medicare, managed care, private pay and Medicaid sources of revenue by percentage of total revenue and the level of quality mix for our company:

	Year Ended December 31,
	2008	2007	2006

Medicare	36.5%	36.8%	36.0%
Managed care	9.5	8.5	8.1
Private pay and other	22.6	23.7	23.9

Quality mix	68.6	69.0	68.0
Medicaid	31.4	31.0	32.0

Total	100.0%	100.0%	100.0%

Assisted Living Facilities.  Within our assisted living facilities, which are primarily in Kansas, we generate our revenue primarily from private pay sources, with a small portion earned from Medicaid or other state specific programs.

Ancillary Services Segment

Rehabilitation Therapy.  As of December 31, 2008, we provided rehabilitation therapy services to a total of 187 healthcare facilities, including 65 of our facilities, compared to 187 facilities, including 64 of our facilities, as of December 31, 2007. In addition, we have contracts to manage the rehabilitation therapy services for our ten healthcare facilities in New Mexico. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party skilled nursing facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered.

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

Regulatory and other Governmental Actions Affecting Revenue

The following table summarizes the amount of revenue that we received from each of the payor classes indicated during the year indicated (dollars in millions):

	2008		2007		2006
	Revenue	Percentage of	Revenue	Percentage of	Revenue	Percentage of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

Medicare	$267.2	36.5%	$233.6	36.8%	$191.2	36.0%
Medicaid	230.5	31.4	197.0	31.0	170.2	32.0

Subtotal Medicare and Medicaid	497.7	67.9	430.6	67.8	361.4	68.0
Managed Care	69.7	9.5	53.6	8.5	43.3	8.1
Private pay and Other	165.9	22.6	150.4	23.7	127.0	23.9

Total	$733.3	100.0%	$634.6	100.0%	$531.7	100.0%

We derive a substantial portion of our revenue from the Medicare and Medicaid programs. In addition, our rehabilitation therapy services, for which we receive payment from private payors, are significantly dependent on Medicare and Medicaid funding, as those private payors are often reimbursed by these programs.

For a detailed discussion of our sources of reimbursement, see Item 1 of this report, “Business — Sources of Reimbursement” and Item 1A of this report “Risk Factors.”

Primary Expense Components

Cost of Services

Cost of services in our long-term care services segment primarily include salaries and benefits, supplies, purchased services, ancillary expenses such as the cost of pharmacy and therapy services provided to patients and residents, and operating expenses of our skilled nursing and assisted living facilities.

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

Rent Cost of Revenue

Rent consists of the straight-line recognition of lease amounts payable to third-party owners of skilled nursing facilities and assisted living facilities that we operate but do not own. Rent does not include intercompany rents paid between wholly owned companies.

Dividend Accretion on Convertible Preferred Stock

Dividends accrued on our convertible preferred stock that was issued in connection with the Transactions at a rate of 8% per annum on the sum of the original purchase price and the accumulated and unpaid dividends thereon. In 2008, 2007 and 2006, dividend accretion on our convertible preferred stock was $0, $7.4 million and $18.4 million, respectively. Concurrently with the completion of our initial public offering in May 2007, all outstanding shares of our preferred stock converted into our class B common stock.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we reevaluate our judgments and estimates, including those related to doubtful accounts, income taxes and loss contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these policies.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts related to estimated losses resulting from nonpayment of patient accounts receivable and third-party billings and notes receivable from customers. In evaluating the collectability of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection trends, the composition of patient accounts by payor, the status of ongoing disputes with third-party payors and general industry conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our receivables from Medicare and Medicaid payor programs represent our only significant concentration of credit risk. We do not believe there are significant credit risks associated with these governmental programs. If, at December 31, 2008, we were to recognize an increase of 10% in our allowance for doubtful accounts, our total current assets would decrease by $1.4 million, or 1.0%. There would be a corresponding increase in operations expense.

Patient liability risks

Our professional liability and general liability reserve includes amounts for patient care related claims and incurred but not reported claims. Professional liability and general liability costs for the long-term care industry in many states continue to be expensive and difficult to estimate, although other states have implemented tort reform that has stabilized the costs. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, along with an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle unpaid claims. Although we believe that our reserves are adequate, it is possible that this liability will require a material adjustment in the future. For example, an adverse professional liability judgment partially contributed to our bankruptcy filing under Chapter 11 of the United States Bankruptcy Code in October 2001. If, at December 31, 2008, we were to recognize an increase of 10% in the reserve for professional liability and general liability, our total liabilities would be increased by $2.9 million, or 0.5%. There would be a corresponding increase in operating expense.

Impairment of long-lived assets

We periodically evaluate the carrying value of our long-lived assets other than goodwill, primarily consisting of our investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future discounted cash flows of the underlying operations to assess recoverability of the assets. Measurement of the amount of the impairment, if any, may be based on independent appraisals, established market values of comparable assets or estimates of future cash flows expected. The estimates of these future cash flows are based on assumptions and projections believed by management to be reasonable and supportable. They require management’s subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions may vary by type of long-lived asset. As of December 31, 2008, none of our long-lived assets were impaired.

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

Goodwill as of December 31, 2008

As of December 31, 2008, the carrying value of goodwill and intangible assets was approximately $480.3 million. Our goodwill and intangible assets result primarily from the excess of the purchase price paid in the Transactions over the fair value of the net identifiable assets purchased. In connection with the Transactions and subsequent acquisitions, we recorded goodwill of approximately $450.0 million and recorded other intangible assets, net of accumulated amortization, of approximately $30.3 million.

The goodwill that resulted from the Transactions was allocated to the long-term care services operating segment and the ancillary services operating segment based on the relative fair value of the assets on the date of the Transactions. Within the ancillary services operating segment, all of the goodwill was allocated to the rehabilitation therapy reporting unit and no goodwill was allocated to the hospice care reporting unit due to the start-up nature of the business and cumulative net losses attributable to that reporting unit. In addition, no synergies were expected to arise as a result of the Transactions which might provide a different basis for allocation of goodwill to reporting units.

Goodwill Impairment Testing

We test goodwill at the reporting unit level for impairment annually at the reporting unit level on October 1, or sooner if events or changes in circumstances indicate that the carrying amount of our reporting units, including goodwill, may exceed their fair values. Based upon the market conditions that existed in the fourth quarter of 2008, we updated our goodwill impairment analysis as of December 31, 2008. As a result of our testing, we did not record any impairment charges in 2008, 2007 or 2006. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies, including a market approach, to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges.

We continue to monitor and evaluate our share price and the financial performance of our reporting units as well as the impact from recent economic events, to assess the potential for the fair value of our reporting units to decline below their book value. If we determine that there is a potential for the fair value of our reporting units to decline below carrying value, we will undertake an interim assessment of their recorded amount of goodwill.

Determination of Reporting Units

We consider the following three businesses to be reporting units for the purpose of testing our goodwill for impairment in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, or SFAS 142, Goodwill and Other Intangible Assets:

•	Long-term care services, which includes our operation of skilled nursing and assisted living facilities and is the most significant portion of our business,

•	Rehabilitation therapy, which provides physical, occupational and speech therapy in our facilities and unaffiliated facilities, and

•	Hospice care, which was established in 2004 and provides hospice care in California and New Mexico.

Income Taxes

We adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition rules. As a result of the adoption of FIN 48, we recorded a $1.5 million increase in goodwill and taxes payable as of January 1, 2007. As of December 31, 2008, the total amount of unrecognized tax benefit was $2.8 million. Beginning in January 2009, any decrease in unrecognized tax benefits will result in a corresponding benefit to the provision for income taxes in accordance with SFAS No. 141 (revised), Business Combinations, or SFAS 141R, which prospectively changed the impact of any reversal of these unrecognized tax benefits from a reduction to goodwill recorded in connection with the Transaction. See “Recent Accounting Standards” for further discussion of SFAS 141R.

We recognize interest and penalties related to uncertain tax positions in the provision (benefit) for income taxes line item of the consolidated statements of operations. As of December 31, 2008 and 2007, we had accrued approximately $0.4 million and $3.5 million, respectively, in interest and penalties on unrecognized tax benefits, net of approximately $0.2 million and $1.1 million, respectively, of tax benefit. If reversed, the entire balance will result in a benefit to the provision for income taxes in 2009 and subsequent years.

Our tax years 2005 and forward are subject to examination by the IRS and from 2003 forward by the our material state jurisdictions. With normal closures of the statute of limitations, we anticipate that there is a reasonable possibility that the amount of unrecognized tax benefits will decrease by $2.8 million within the next 12 months.

We use the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. We determine deferred tax assets and liabilities at the balance sheet date based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income.

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

At December 31, 2008, we retained a valuation allowance for certain state loss carryforwards of $0.1 million.

Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. While we believe that our tax return positions are supportable, there are certain positions that may not be sustained upon review by tax authorities. At December 31, 2008 and 2007, we have provided for $2.9 million and $14.1 million , respectively, of accruals for uncertain tax positions and related interest and penalties. Prior to the adoption of FIN 48 as of January 1, 2007, the accrual for uncertain tax positions was recorded as a component of taxes payable. As prescribed by FIN 48, only the amounts reasonably expected to be paid within 12 months are recorded in taxes payable, while remaining amounts after 12 months are recorded in other non-current taxes payable. While we believe that adequate accruals have been made for such positions, the final resolution of those matters may be materially different than the amounts provided for in our historical income tax provisions and accruals.

Share-Based Payments

Effective January 1, 2006, we adopted SFAS No. 123 (revised), Accounting for Stock-Based Compensation, or SFAS 123R, which requires all share-based payments, including stock option grants and restricted stock awards, to be recognized in our financial statements based upon their respective grant date fair values. Under this standard, the fair value of each employee stock option is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options. The Black-Scholes model meets the requirements of SFAS 123R, but the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimated the expected volatility by examining the historical and implied volatilities of comparable publicly traded companies due to our limited trading history and because we do not have any publicly traded options.

We estimated the expected life of the stock options as the average of the contractual term and the weighted-average vesting term of the options. The risk-free interest rate assumption is based on the implied U.S. treasury rate for the expected life of the stock option. The dividend yield assumption is based on our history and expectation of no dividend payouts. The fair value of our restricted stock awards is based on the closing market price of our Class A common stock on the date of grant. Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

We adopted SFAS 123R using the modified prospective application method. Under the modified prospective application method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and awards that are outstanding on the adoption effective date that are subsequently modified or cancelled. We did not have stock options outstanding subsequent to December 27, 2005 through May 18, 2007, the date of our initial public offering. As we had no options outstanding during this period, the initial implementation of SFAS 123R had no impact on our financial statements.

As of December 31, 2008, there was approximately $3.6 million of total unrecognized compensation costs related to stock awards. These costs are expected to have a weighted-average remaining recognition period of 3.1 years. As of December 31, 2008, the total compensation costs related to unvested stock option grants not yet recognized was $0.9 million.

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

The determination of the asset retirement obligation is based upon a number of assumptions that incorporate our knowledge of the facilities, the asset life of the floor and ceiling tiles, the estimated time frames for periodic renovations which would involve floor and ceiling tiles, the current cost for remediation of asbestos and the current technology at hand to accomplish the remediation work. These assumptions to determine the asset retirement obligation may be imprecise or be subject to changes in the future. Any change in the assumptions can impact the value of the determined liability and impact our future earnings. If we were to experience a 10% increase in our estimated future cost of remediation, our recorded liability of $5.4 million would increase by $0.5 million.

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

Recent Accounting Standards

In December 2007, the FASB issued SFAS 141R.  SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement an amendment of ARB No. 51, or SFAS 160, which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in a company’s consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of operations; (c) consistently account for changes in a parent’s ownership interest while the parent retains its controlling financial interest in a subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years and interim periods on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on our financial condition and results of operations.

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS 157. In February 2008, the FASB issued FASB Staff Position, or FSP, No. 157-2, or FSP 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non- financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 only with respect to financial assets and liabilities, as well as any other assets and liabilities carried at fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes how to measure fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable.

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

The adoption of this statement did not have a material impact on our consolidated results of operations or financial condition. We do not currently expect the application of the fair value framework established by SFAS 157 to non-financial assets and liabilities measured on a non-recurring basis to have a material impact on the consolidated financial statements. However, we will continue to assess the potential effects of SFAS 157 as additional information becomes available.

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

In March 2008, the FASB issued SFAS, No. 161, Disclosures about Derivative Instruments and Hedging Activities— an Amendment of FASB Statement No. 133, or SFAS 161. The objective of SFAS 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not yet determined the impact that the adoption of SFAS 161 will have on our consolidated financial statements. The adoption of SFAS 161 is not expected to have a material impact on the financial condition and results of operations. However, we believe we will likely be required to provide additional disclosures as part of future financial statements, beginning with the first quarter of fiscal 2009.

In April 2008, the FASB issued FSP No. 142-3, or FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP 142-3 also requires the disclosure of the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of recognized intangible assets and for intangible assets renewed or extended during the period, if renewal or extension costs are capitalized, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 is not expected to have a material impact on the financial condition and results of operations.

Results of Operations

The following table sets forth details of our revenue and earnings as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2008	2007	2006

Revenue	100%	100%	100%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	78.9	79.0	78.2
Rent cost of revenue	2.5	2.0	1.8
General and administrative	3.3	3.2	3.6
Depreciation and amortization	2.9	2.8	2.6

	87.6	87.0	86.2

Other income (expenses):
Interest expense	(5.1)	(7.0)	(8.8)
Interest income	0.1	0.2	0.2
Equity in earnings of joint venture	0.3	0.3	0.4
Change in fair value of interest rate hedge	—	—	—
Premium on redemption of bond and write-off of deferred financing costs	—	(1.8)	—
Other income (expense)	—	—	—

Total other income (expenses), net	(4.7)	(8.3)	(8.2)

Income before provision for income taxes	7.7	4.7	5.6
Provision for income tax	2.7	2.0	2.3

Net income	5.0%	2.7%	3.3%

EBITDA margin(1)	15.7%	14.2%	16.7%
Adjusted EBITDA margin(1)	15.7%	16.1%	16.7%

(1)	See footnote 1 to Item 6 of this report, “Selected Financial Data” for a calculation of EBITDA and Adjusted EBITDA and for a description of our uses of, and the limitations associated with the use of, EBITDA and Adjusted EBITDA.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue.  Revenue increased $98.7 million, or 15.6%, to $733.3 million in 2008 from $634.6 million in 2007.

Revenue in our long-term care services segment increased $87.9 million, or 15.8%, to $643.5 million in 2008 from $555.6 million in 2007. The increase in long-term care services segment revenue resulted from an $84.6 million, or a 15.7%, increase in our skilled nursing facilities revenue and a $3.3 million, or 19.1%, increase in our assisted living facilities revenue. Of the increase in skilled nursing facilities revenue, $63.8 million resulted from our acquisitions of three skilled nursing facilities in Missouri in April 2007, ten skilled nursing facilities in New Mexico in September 2007, and one skilled nursing facility in Kansas in April 2008, and $20.8 million resulted from increased rates from Medicare, Medicaid and managed care pay sources, as well as a higher patient acuity mix. Our average daily number of patients increased by 713, or 10.3%, to 7,628 in 2008 from 6,915 in 2007 primarily due to the acquisitions discussed above. Our average daily Part A Medicare rate increased 6.3% to $475 in 2008, from $447 in 2007 as a result of market basket increases provided under the Medicare program, as well as a higher patient acuity mix. Our average daily Medicaid rate increased 6.1% to $139 in 2008, from $131 per day in 2007, primarily due to increased Medicaid rates in the six states in which we operate. Our skilled mix increased to 24.2% in 2008 from 24.1% in 2007 as we continued marketing our capabilities to referral sources to attract high-acuity patients to our facilities.

Revenue in our ancillary services segment, excluding intersegment revenue, increased $10.8 million, or 13.7%, to $89.8 million in 2008, from $79.0 million in 2007. This increase in our ancillary services segment revenue resulted from a $9.9 million, or 99.0%, increase in hospice business revenue and a $0.9 million increase, or 1.3%, increase in rehabilitation therapy services revenue. Of the $9.9 million increase in hospice services revenue, $3.9 million resulted from an increase in the number of patients receiving hospice services in our California locations and $6.8 million resulted from the acquisition of two hospice units in New Mexico in September 2007. We divested a hospice unit in Texas in February 2008 that resulted in a decrease in revenue of $0.8 million. Rehabilitation therapy services revenue was comparable to the prior year.

Cost of Services Expenses.  Our cost of services expenses increased $77.5 million, or 15.5%, to $578.5 million, or 78.9% of revenue, in 2008, from $501.0 million, or 79.0% of revenue, in 2007.

Cost of services expenses for our long-term care services segment increased $68.2 million, or 15.4%, to $510.9 million, or 79.4% of our long-term care services segment revenue, in 2008 from $442.7 million, or 79.7% of our long-term care services segment revenue, in 2007. Excluding reductions in our reserves for prior policy years for self insured professional and general liability and workers’ compensation insurance totaling $4.1 million, cost of services expenses were 79.3% of revenue for the year ended December 31, 2008. Reductions in our reserves in 2007 were negligible.

The increase in long-term care services segment cost of services expenses resulted from a $62.8 million, or 15.0%, increase in cost of services expenses at our skilled nursing facilities, a $2.3 million, or 19.8%, increase in cost of services expenses at our assisted living facilities and a $3.1 million, or 23.7%, increase in our regional operations overhead expense.

Of the increase in cost of services expenses at our skilled nursing facilities, $49.5 million resulted from the acquisition of three facilities in Missouri in April 2007, ten facilities in New Mexico in September 2007, and one facility in Kansas in April 2008, and $13.3 million resulted from operating costs increasing at facilities acquired or developed prior to January 1, 2007 by $11 per day, or 6.7%, to $176 per patient day in 2008, from $165 per patient day in 2007. The $13.3 million increase in operating costs resulted from a $6.9 million increase in labor costs as a result of a 4.9% increase in average hourly rates and increased staffing, primarily in the nursing area to respond to the increased mix of high-acuity patients, a $3.7 million increase due to higher ancillary costs and a $2.7 million increase in other expenses such as supplies, food, taxes and licenses and utilities, due to increased purchasing costs.

Cost of services expenses in our ancillary services segment increased $16.0 million, or 13.3%, to $136.2 million in 2008, from $120.2 million in 2007. Cost of services expenses were 87.9% of total ancillary services segment revenue in 2008 of $155.0 million prior to intersegment eliminations of $65.2 million, as compared to 86.2% of total ancillary services segment revenue in 2007 of $139.4 million prior to intersegment eliminations of $60.4 million. The increase in our ancillary services segment cost of services expenses resulted from a $6.1 million, or 5.5%, increase in operating expenses related to our rehabilitation therapy services to $117.5 million in 2008, from $111.4 million in 2007, and a $9.9 million, or a 112.5%, increase in operating expenses related to our hospice business. Prior to intersegment eliminations, cost of services expenses related to our rehabilitation therapy services were 87.0% of total rehabilitation therapy revenue of $135.1 million in 2008, as compared to 86.1% of total rehabilitation therapy revenue of $129.4 million in 2007. The increase in cost of services as a percent of revenue was primarily the result of an increase in bad debt expense of $2.1 million, or 2.4% of therapy revenue, in 2008. The increased operating expenses related to our hospice services business were incurred to support the increase in the number of patients receiving hospice services in California and the acquisition of two hospice units in New Mexico in September 2007. Cost of services expenses related to our hospice services were 94.0% of total hospice revenue of $19.9 million in 2008, as compared to 88.0% of total hospice revenue of $10.0 million 2007. The increase in cost of services as a percent of revenue was primarily the result of an increase in bad debt expense of $1.4 million, or 7.5% of hospice revenue, in 2008.

Rent cost of revenue.  Rent cost of revenue increased by $5.3 million, or 41.1%, to $18.2 million, or 2.5% of revenue, in 2008 from $12.9 million, or 2.0% of revenue, in 2007. This increase was primarily attributable to our acquisition of eight leased skilled nursing facilities in New Mexico in September 2007.

General and Administrative Services Expenses.  Our general and administrative services expenses increased $4.1 million, or 20.1%, to $24.5 million, or 3.3% of revenue, in 2008 from $20.4 million, or 3.2% of revenue, in 2007. The increase in our general and administrative expenses was primarily the result of increased compensation and benefits of $1.7 million, which was primarily due to increases in incentive and stock compensation expense and increased expenses of $1.7 million in costs related to being a public company, primarily due to Sarbanes-Oxley compliance costs.

Depreciation and Amortization.  Depreciation and amortization increased by $3.3 million, or 18.6%, to $21.0 million in 2008 from $17.7 million in 2007. This increase primarily resulted from increased depreciation and amortization related to our Missouri, Kansas and New Mexico acquisitions discussed above, as well as new assets, including Express Recovery Unittm projects, placed in service during 2007 and 2008.

Interest Expense.  Interest expense decreased by $6.8 million, or 15.4%, to $37.3 million in 2008 from $44.1 million in 2007. The decrease in our interest expense was primarily due to a decrease of 1.6% in the average interest rate on our debt from 8.8% in 2007 to 7.2% in 2008, which resulted in a $7.6 million savings and $0.2 million of increased deferred financing costs amortization. Average debt outstanding increased by $11.8 million, from $461.1 million in 2007 to $472.9 million in 2008, which resulted in additional interest expense of $1.0 million. The remainder of the variance was due to a $0.4 million increase in capitalized interest expense related to the development of long-term care facilities.

Interest Income.  Interest income decreased by $0.9 million, or 56.3%, to $0.7 million in 2008 from $1.6 million in 2007. The decrease was primarily due to a decrease in average notes receivable balances outstanding in 2008 as compared to 2007 as well as a decrease in earnings on restricted cash deposits. The notes receivable represent converted third-party rehabilitation therapy receivables.

Premium on Redemption of Debt and Write-off of Related Deferred Financing Costs.  In June 2007, we redeemed $70.0 million of our 11.0% senior subordinated notes before their scheduled maturities and incurred a redemption premium of $7.7 million, as well as write-offs of $3.6 million of unamortized debt costs and $0.3 million of original issue discount, for a total cost of $11.6 million. There was no comparable expense in 2008.

Provision for Income Taxes.  Our provision for income taxes in 2008 was $20.1 million, an increase of $7.1 million from 2007, representing effective tax rates of 35.0% and 43.0%, respectively. The reduction in effective tax rate is due primarily to a decrease in reversals of interest accruals related to previously unrecognized tax benefits resulting from the expiration of statutes and the generation of tax credits.

EBITDA.  EBITDA increased by $24.5 million, or 27.1%, to $114.8 million in 2008 from $90.3 million in 2007. The $24.5 million increase was primarily related to the $98.7 million increase in revenue and the $11.6 million charges related to the premium on early retirement of debt and write-off of deferred financing costs of extinguished debt, offset by the $77.5 million increase in cost of services expenses, the $5.3 million increase in rent cost of revenue, and the $3.3 million increase in depreciation and amortization discussed above.

Net Income.  Net income increased by $20.1 million, or 117.5%, to $37.2 million in 2008 from $17.1 million in 2007. The $20.1 million increase was related to the $24.5 million increase in EBITDA and the $6.8 million decrease in interest expense offset by the increase in income tax expense of $7.1 million, the increase in depreciation and amortization of $3.3 million, and the $0.9 million decrease in interest income all discussed above.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue.  Revenue increased $102.9 million, or 19.4%, to $634.6 million in 2007 from $531.7 million in 2006.

Revenue in our long-term care services segment increased $85.3 million, or 18.1%, to $555.6 million in 2007 from $470.3 million in 2006. The increase in long-term care services segment revenue, prior to intersegment eliminations of $1.5 million, resulted from an $83.4 million, or an 18.3%, increase in our skilled nursing facilities revenue and a $1.9 million, or 12.3%, increase in our assisted living facilities revenue. Of the increase in skilled nursing facilities revenue, $28.3 million resulted from increased reimbursement rates from Medicare, Medicaid, managed care and private pay sources, as well as a higher patient acuity mix and $56.5 million of the increase in skilled nursing facilities revenue resulted from increased occupancy. Our acquisition of three skilled nursing facilities in Missouri in April 2007 and our acquisition of ten skilled nursing facilities in New Mexico in September 2007 contributed $39.0 million to occupancy. Our average daily Medicare rate increased 7.8% to $495 in 2007 from $459 in 2006 as a result of market basket increases provided under the Medicare program, as well as a shift to high-acuity Medicare patients. Our average daily Medicaid rate increased 5.6% to $131 in 2007 from $124 per day in 2006, primarily due to increased Medicaid rates in California and Missouri. Our managed care and private and other rates increased by approximately 1.7% and 4.9%, respectively, in 2007 compared to 2006. Our skilled mix increased to 24.1% in 2007 from 23.5% in 2006 as we continued marketing our capabilities to referral sources to attract high-acuity patients to our facilities and made capital expenditures to expand our Express Recovery Unittm services. Our average daily number of patients increased by 694, or 11.2%, to 6,915 in 2007 from 6,221 in 2006, primarily due to our acquisition discussed above which contributed 581 average daily patients.

Revenue in our ancillary services segment, excluding intersegment revenue, increased $17.6 million, or 28.7%, to $79.0 million in 2007 compared to $61.4 million in 2006. The increase in our ancillary services segment revenue resulted from a $12.3 million, or 21.7%, increase in rehabilitation therapy services revenue and a $5.3 million, or a 112.2% increase in our hospice business revenue. Of the $12.3 million increase in rehabilitation therapy services revenue, $4.8 million resulted from an increase in the number of rehabilitation therapy contracts with third-party facilities and $7.5 million resulted from increased services under existing third-party contracts. Increased services under existing third-party contracts, primarily resulted from increases in volume at the facilities and from the timing of contract execution during the periods, with most contracts entered into during 2006 being in effect for all of 2007.

Cost of Services Expenses.  Our cost of services expenses increased $85.6 million, or 20.6%, to $501.0 million, or 79.0% of revenue, in 2007 from $415.4 million, or 78.2% of revenue, in 2006.

Cost of services expenses for our long-term care services segment increased $70.2 million, or 18.8%, to $442.7 million, or 79.7% of long-term care services segment revenue, in 2007 from $372.5 million, or 79.2% of long-term care services segment revenue, in 2006.

The increase in long-term care services segment cost of services expenses resulted from a $66.5 million, or 18.9%, increase in cost of services expenses at our skilled nursing facilities and a $1.1 million, or 10.5%, increase in cost of services expenses at our assisted living facilities and a $2.6 million, or 24.8%, increase in our regional operations overhead expense.

The increase in cost of services expenses at our skilled nursing facilities was primarily a result of $22.7 million due to operating costs per patient day increasing $11, or 7.1%, to $165 per day in 2007 from $154 per day in 2006, and $42.4 million from increased occupancy. The $22.7 million increase in operating costs resulted from a $12.3 million increase in labor costs as a result of a 5.9% increase in average hourly rates and increased staffing, primarily in the nursing area, to respond to the increased mix of high-acuity patients, a $5.9 million increase in ancillary expenses, such as pharmacy and therapy costs, due to an increase in the mix of higher acuity patients, a

$1.7 million increase due to higher liability costs in California, and a $2.8 million increase in other expenses, such as supplies, food, taxes and licenses, insurance and utilities, due to increased purchasing costs.

Cost of services expenses in our ancillary services segment increased $26.4 million, or 28.1%, in 2007, to $120.2 million from $93.8 million in 2006. Cost of service expenses were 86.2% as a percent of 2007 total ancillary revenue of $139.4 million, prior to intercompany eliminations of $60.4 million, as compared to 83.2% of total 2006 ancillary revenue of $112.8 million, prior to intercompany eliminations of $51.4 million. The increase in our ancillary services segment cost of services expenses resulted from a $22.5 million, or 25.3%, increase in operating expenses related to our rehabilitation therapy services to $111.4 million in 2007 from $88.9 million in 2006, and a $3.9 million, or a 79.6%, increase in operating expenses related to our hospice business. Prior to intersegment eliminations, cost of service expenses related to our rehabilitation therapy services were 86.1% of total rehabilitation therapy revenue of $129.4 million in 2007, as compared to 82.2% of total rehabilitation therapy revenue of $108.1 million in 2006. The increased operating expenses related to our rehabilitation therapy business were incurred to support the increased rehabilitation therapy services revenue resulting from the increased activity under rehabilitation therapy contracts discussed above. The increase in operating expense as a percent of revenue is primarily due to increased contract labor expense, which is incurred mostly at new facilities that we service for third parties until we can hire therapists. The operating expenses related to our hospice business resulted from the increase in hospice revenue of 112.2%.

Rent cost of revenue.  Rent cost of revenue increased by $2.9 million, or 28.2% to $12.9 million, or 2.0% of revenue, in 2007 from $10.0 million, or 1.8% of revenue, in 2006. This increase primarily resulted from our acquisition of eight leased healthcare facilities in New Mexico in September 2007.

General and Administrative Services Expenses.  Our general and administrative services expenses increased $1.0 million, or 5.2%, to $20.4 million, or 3.2% of revenue, in 2007 from $19.4 million, or 3.6% of revenue, in 2006. The increase in our general and administrative expenses resulted primarily from increased compensation and benefits primarily due to increases in wages and salaries, and for increased personnel related to additional facilities, an increase in bonuses, and stock-based compensation. Professional fees also increased due to increased accounting, audit, legal and insurance costs.

Depreciation and Amortization.  Depreciation and amortization increased by $3.8 million, or 27.3%, to $17.7 million in 2007 from $13.9 million in 2006. This increase primarily resulted from increased depreciation and amortization related to our Missouri and New Mexico acquisitions discussed above, as well as new assets, including the Express Recovery Unittm, placed in service since December 31, 2006.

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

Provision for Income Taxes.  Our provision for income taxes in 2007 was $13.0 million, an increase of $0.8 million from 2006, representing effective tax rates of 43.0% and 41.3%, respectively. The increase in the effective tax rate in 2007 over 2006 was due primarily to the additional $0.5 million tax expense recorded under the provisions of FIN 48, which we adopted as of January 1, 2007, as well as an additional $0.3 million of tax expense due to an increase in state tax in Texas.

EBITDA.  EBITDA increased by $1.8 million, or 2.0%, to $90.3 million in 2007 from $88.5 million in 2006. The $1.8 million increase was primarily related to the $102.9 million increase in revenue, offset by the $85.6 million increase in cost of services expenses, the $2.9 million increase in rent cost of revenue, the $1.0 million increase in general and administrative services expenses, and the $11.6 million charges related to the premium on early retirement of debt and write-off of deferred financing costs of extinguished debt discussed above.

Net Income.  Net income decreased by $0.2 million, or 1.1%, to $17.1 million in 2007 from $17.3 million in 2006. The $0.2 million decrease was related to the $1.8 million increase in EBITDA discussed above, the $2.2 million decrease in interest expense, and the $0.4 million increase in interest income, offset by the increase in income tax expense of $0.8 million and the increase in depreciation and amortization of $3.8 million discussed above.

Quarterly Data

The following is a summary of our unaudited quarterly results from operations for each of the years ended December 31, 2008 and 2007.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(In thousands, except per share data)

Consolidated Statement of Operations Data
Revenue	$189,781	$182,474	$180,348	$180,727	$177,393	$161,468	$151,091	$144,655
Expenses:
Cost of sales (exclusive of rent cost of revenue and depreciation and amortization shown below)	148,336	145,749	142,252	142,144	139,767	127,761	119,522	113,949
Rent cost of revenue	4,534	4,771	4,478	4,465	4,398	3,235	2,527	2,694
General and administrative	6,743	5,992	5,557	6,222	6,173	5,073	4,375	4,761
Depreciation and amortization	5,444	5,301	5,073	5,160	5,067	4,420	4,239	3,961

	165,057	161,813	157,360	157,991	155,405	140,489	130,663	125,365
Other income (expenses):
Interest expense	(9,239)	(9,207)	(9,162)	(9,653)	(10,178)	(9,914)	(11,926)	(12,092)
Premium on redemption of debt and write-off of related deferred financing costs	—	—	—	—	—	—	(11,648)	—
Interest income	174	169	123	214	289	384	587	327
Other income (expense)	47	(110)	87	222	86	(159)	97	—
Change in fair value of interest rate hedge	—	—	—	—	(1)	(6)	—	(33)
Equity in earnings of joint venture	754	624	718	391	329	381	353	540

Total other income (expenses), net	(8,264)	(8,524)	(8,234)	(8,826)	(9,475)	(9,314)	(22,537)	(11,258)

Income (loss) before provision for (benefit from) income taxes	16,460	12,137	14,754	13,910	12,513	11,665	(2,109)	8,032
Provision for (benefit from) income taxes	6,195	2,561	5,830	5,466	5,329	4,801	(556)	3,378

Net income (loss)	10,265	9,576	8,924	8,444	7,184	6,864	(1,553)	4,654
Accretion on preferred stock	—	—	—	—	—	—	(2,582)	(4,772)

Net (loss) income attributable to common stockholders	$10,265	$9,576	$8,924	$8,444	$7,184	$6,864	$(4,135)	$(118)

Earnings per share data:
Earnings per common share, basic	$0.28	$0.26	$0.24	$0.23	$0.20	$0.19	$(0.18)	$(0.01)

Earnings per common share, diluted	$0.28	$0.26	$0.24	$0.23	$0.19	$0.19	$(0.18)	$(0.01)

Weighted-average common shares outstanding, basic	36,606	36,578	36,558	36,551	36,249	36,236	23,437	11,959

Weighted-average common shares outstanding, diluted	36,893	36,909	36,871	36,881	36,886	36,917	23,437	11,959

Liquidity and Capital Resources

The following table presents selected data from our consolidated statements of cash flows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Net cash provided by operating activities	$63,013	$31,723	$32,150
Net cash used in investing activities	(68,377)	(121,548)	(72,111)
Net cash provided by financing activities	2,399	92,016	5,644

Net (decrease) increase in cash and equivalents	(2,965)	2,191	(34,317)
Cash and equivalents at beginning of period	5,012	2,821	37,138

Cash and equivalents at end of period	$2,047	$5,012	$2,821

Years Ended December 31, 2008 and 2007

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, as well as the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2008 was $63.0 million and consisted of net income of $37.2 million, adjustments for non-cash items of $35.2 million and $9.4 million used by working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $15.7 million, offset by a $2.1 million decrease in other current and non-current assets and $3.4 million increase in other long-term liabilities. The increase in accounts receivable was due primarily to an increase in revenue for the year ended December 31, 2008, as compared to the year ago comparable period. Days sales outstanding decreased slightly from 58.6 for the three months ended December 31, 2007 to 55.9 for the three months ended December 31, 2008. The reduction in accounts payable and accrued liabilities was primarily due to the timing of trade payables and accrued interest.

Investing activities used $68.4 million in 2008, as compared to $121.5 million in 2007. The primary use of funds in 2008 was $23.4 million used to acquire healthcare facilities, $49.6 million for capital expenditures and $4.5 million change in notes receivable. The $23.4 million used to acquire healthcare facilities consisted primarily of $9.0 million used to acquire seven assisted living facilities in Kansas in September 2008 and $13.7 million was used to acquire the real property and assets of a 152-bed skilled nursing facility and an adjacent 34-unit assisted living facility located in Wichita, Kansas in April 2008. The capital expenditures consisted of $18.3 million for new construction of healthcare facilities, $12.8 million for expansion of our Express Recoverytm program and $18.5 million of routine capital expenditures.

Net cash provided by financing activities in 2008 was $2.4 million, as compared to $92.0 million in 2007. In 2008, net cash provided by financing activities reflected $13.0 million net borrowings under our line of credit, offset by $9.2 million of scheduled debt repayments and a $1.4 million increase in deferred financing fees.

Years Ended December 31, 2007 and 2006

Net cash provided by operations in 2007 was $31.7 million compared to $32.2 million in 2006, a decrease of $0.5 million. The decrease in net cash provided by operations resulted from a $23.3 million decrease in cash provided by the change in operating assets and liabilities to a $24.7 million use of cash in 2007 from a $1.4 million use of cash in 2006, partially offset by a $22.8 million increase in income before non-cash items to $56.4 million in 2007 from $33.6 million in 2006.

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

The $23.3 million decrease in cash provided by the change in operating assets and liabilities consisted primarily of the following:

•	$12.2 million was due to a decrease in cash provided by the change in other current and non-current assets, primarily prepaids, to a $0.1 million provision of cash in 2007 from a $12.3 million provision of cash in 2006, primarily in prepaids and income taxes receivable, due to the offset of a $9.4 million income tax receivable from 2005 against tax payments in 2006.

•	a $5.2 million decrease in cash provided by the change in insurance liability risks to a $3.7 million use of cash in 2007 from a $1.5 million provision of cash in 2006.

•	a $8.2 million decrease in cash provided by the change in accounts payable and accrued liabilities to a $5.8 provision of cash in 2007 from a $14.0 provision of cash in 2006, primarily due to the release of tax amounts accrued related to the transactions.

Investing activities used $121.5 million in 2007, as compared to $72.1 million in 2006. The primary use of funds in 2007 was $88.4 million used to acquire healthcare facilities, $29.4 million for capital expenditures and $6.3 million of tax funds distributed related to the Onex transaction. Of the $88.4 million used to acquire healthcare facilities, $30.6 million was used to purchase a total of three facilities in Missouri and $53.2 million was used to acquire ten facilities in New Mexico, eight of which are leased. Of the $29.4 million of capital expenditures, $17.1 million was used for construction and development, including $10.6 million associated with the development of our Express Recoverytm units.

Net cash provided by financing activities in 2007 was $92.0 million, as compared to $5.6 million in 2006. In 2007, net cash provided by financing activities reflected $116.8 million in net proceeds from our initial public offering, offset by net repayments of debt of $14.8 million, a redemption premium of $7.7 million and additions to deferred financing fees of $2.3 million.

Principal Debt Obligations

Historically, our primary sources of liquidity were cash flow generated by our operations and borrowings under our credit facilities, mezzanine loans, term loans and 11% senior subordinated notes. Following the Transactions, our primary sources of liquidity have been our cash on hand, our cash flow from operations and our first lien secured credit agreement, which is subject to the satisfaction of certain financial covenants therein. Following the Transactions, our primary liquidity requirements are for debt service on our first lien senior secured term loan and our 11% senior subordinated notes, capital expenditures and working capital.

We are significantly leveraged. On March 31, 2008, we increased the capacity of our revolving credit facility by $35.0 million. Following this increase, the total revolving loan commitments under the credit agreement are now equal to $135.0 million. As of December 31, 2008, we had $470.3 million in aggregate indebtedness outstanding, consisting of $129.5 million principal amount of our 11.0% senior subordinated notes (net of the unamortized portion of the original issue discount of $0.5 million), a $250.9 million first lien senior secured term loan that matures on June 15, 2012, $81.0 million principal amount outstanding under our $135.0 million revolving credit facility that matures on June 15, 2010, and capital leases and other debt of approximately $8.9 million. Furthermore, we had $4.6 million in outstanding letters of credit against our $135.0 million revolving credit facility, leaving approximately $49.4 million of additional borrowing capacity under our amended senior secured credit facility as of December 31, 2008. For 2008, 2007, and 2006, our interest expense, net of interest income, was $36.6 million, $42.5 million, and $45.1 million, respectively. For 2008 and 2007, we capitalized $0.8 million and $0.4 million of interest expense related to new facilities that we are developing. No such amount was capitalized in 2006.

If our remaining ability to borrow under our revolving credit facility is insufficient for our capital requirements, we will be required to seek additional sources of financing, including issuing equity, which may be dilutive to our current stockholders, or incurring additional debt. Our ability to incur additional debt is subject to the restrictions in the indenture governing our 11% senior subordinated notes and our first lien credit agreement. We cannot assure you that the restrictions contained in these agreements will permit us to borrow the funds that we need to finance our operations, or that additional debt will be available to us on commercially reasonable terms or at all. If we are unable to obtain funds sufficient to finance our capital requirements, we may have to forego opportunities to expand our business, including the acquisition of additional facilities. See Item 1A of this report, “Risk Factors — Global economic conditions may impact our ability obtain additional financing on commercially reasonable terms or at all and our ability to expand our business may be harmed.”

Term Loan and Revolving Loan

Our first lien credit agreement consists of a $250.9 million term loan and a $135.0 million revolving loan. The term loan is due in full on June 15, 2012, less principal reductions of 1% per annum required on the term loan, payable on a quarterly basis, and the revolving loan is due in full on June 15, 2010. Amounts borrowed pursuant to the first lien credit agreement may be prepaid at any time without penalty except for LIBOR breakage costs. Amounts borrowed pursuant to the first lien credit agreement are secured by substantially all of our assets. Under our first lien agreement, subject to certain exceptions, we are required to apply all of the proceeds from any issuance of debt, half of the proceeds from any issuance of equity, half of our excess annual cash flow, as defined in our first lien agreement, and, subject to permitted reinvestments, all amounts received in connection with any sale of our assets and casualty insurance and condemnation or eminent domain proceedings, in each case to repay the outstanding amounts under the Credit Facility. As of December 31, 2008, the loans bore interest, at our election, either at the prime rate plus an initial margin of 1.25% on the term loan and 1.75% on the revolving loan, or the LIBOR plus a margin of 2.00% on the term loan and 2.75% on the revolving loan and have commitment fees on the unused portions of 0.375% to 0.5%. The interest rate margin on the term loan can be reduced by as much as 0.50% based on our credit rating. Furthermore, we have the right to increase our borrowings under the term loan and/or the revolving loan up to an aggregate amount of $90.0 million provided that we are in compliance with our first lien credit agreement, that the additional debt would not cause any covenant violation of our first lien agreement, and that existing or new lenders within our first lien credit agreement or new lenders agree to increase their commitments.

Senior Subordinated Notes

Our 11% senior subordinated notes were issued in December 2005 in the aggregate principal amount of $200.0 million, with an interest rate of 11.0%. The 11% senior subordinated notes were issued at a discount of $1.3 million. Interest is payable semiannually in January and July of each year. The 11% senior subordinated notes mature on January 15, 2014. The 11% senior subordinated notes are unsecured senior subordinated obligations and rank junior to all of our existing and future senior indebtedness, including indebtedness under first lien credit agreement. The 11% senior subordinated notes are guaranteed on a senior subordinated basis by certain of our current and future companies.

Prior to January 15, 2009, we had the option to redeem up to 35.0% of the principal amount of the 11% senior subordinated notes with the proceeds of certain sales of our equity securities at 111.0% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that at least 65.0% of the aggregate principal amount of the 11% senior subordinated notes remained outstanding after the occurrence of each such redemption; and provided further that such redemption occurred within 90 days after the consummation of any such sale of our equity securities. In June 2007, after completion of our initial public offering, we redeemed $70.0 million of the 11.0% senior subordinated notes before their scheduled maturities. A redemption premium of $7.7 million was recorded, as well as write-offs of $3.6 million of unamortized debt costs and $0.4 million of original issue discount associated with this redemption of debt.

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

Capital Expenditures

We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to between $1,100 and $1,500 per bed, or between $14.0 million and $18.0 million in capital expenditures in 2009 on our existing facilities. In addition, we are continuing with the expansion of our Express Recoverytm units. These units cost, on average, between $0.4 million and $0.6 million for each Express Recoverytm unit. We are in the process of developing an additional 12 Express Recoverytm units in 2009.

Our relationship with Baylor Healthcare System offers us the ability to build long-term care facilities selectively on Baylor acute campuses. We currently have three Baylor facilities we are developing, including a 136-bed skilled nursing facility in downtown Dallas that is substantially complete, and two sites, one to be located in downtown Fort Worth, on which we expect to break ground in the first quarter of 2009, and another in a northern suburb of Dallas that is in the design phase.

We also are developing one assisted living facility in the Kansas City market, with approximately 41 units, which is similar to the assisted living facility that we opened in Ottawa, Kansas, in April 2007.

As of December 31, 2008, we had outstanding purchase commitments of $0.8 million related to our long-term care facilities currently under development. We expect the majority of our facilities currently under development to be completed by the end of 2010. Finally, we may also invest in expansions of our existing facilities and the acquisition or development of new facilities. We currently anticipate that we will incur total capital expenditures in 2009 of approximately $48.0 million.

Liquidity

Based upon our current level of operations, we believe that cash generated from operations, cash on hand and borrowings available to us will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including our amended senior secured credit agreement and our 11.0% senior subordinated notes, or make anticipated capital expenditures. One element of our business strategy is to selectively pursue acquisitions and strategic alliances. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing through a variety of methods including through an extension of our revolving credit facility or by accessing available debt and equity markets, as considered necessary to fund capital expenditures and potential acquisitions or for other purposes. Our future operating performance, ability to service or refinance our 11.0% senior subordinated notes and ability to service and extend or refinance our senior secured credit facilities and our 11.0% senior subordinated notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Our revolving line of credit expires on June 15, 2010 and will become a current liability on June 15, 2009. We have begun a process to identify and review various strategies available to extend the duration of our debt, including extending our revolving credit facility and accessing the capital markets.

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

We estimate our professional liability and general liability reserves on a quarterly basis and our workers’ compensation reserve on a semi annual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry’s loss history. Based upon these analyses, at December 31, 2008, we had reserved $29.0 million for known or unknown or potential uninsured professional liability and general liability claims and $13.7 million for workers’ compensation claims. We have estimated that we may incur approximately $8.2 million for professional and general liability claims and $3.9 million for workers’ compensation claims for a total of $12.1 million to be payable within 12 months; however, there are no set payment schedules and we cannot assure you that the payment amount in 2009 will not be significantly larger. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future malpractice or workers’ compensation insurance will be available at a reasonable price or that we will not have to further increase our levels of self-insurance. For a detailed discussion of our professional and general liability and workers’ compensation reserve, see Item 1 of this report, “Business — Insurance.”

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

Global Market and Economic Conditions.  Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to borrowers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition. If these market conditions continue, they may impact our ability to timely replace maturing liabilities, access the capital markets to meet liquidity needs, and service or refinance our 11.0% senior subordinated notes and our senior secured credit facilities, resulting in an adverse effect on our financial condition, including liquidity, capital resources and results of operations.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

The following table sets forth our contractual obligations, as of December 31, 2008 (in thousands):

		Less Than			More Than
	Total	1 Yr.	1-3 Yrs.	3-5 Yrs.	5 Yrs.

Long-term debt obligations Senior subordinated notes	$202,096	$14,300	$28,600	$28,600	130,596
First lien credit agreement(1)	367,168	12,379	106,708	248,081	—
Capital lease obligations	2,321	170	2,151	—	—
Other long-term debt obligations	7,437	5,435	445	445	1,112
Purchase commitments	823	823	—	—	—
Operating lease obligations(2)	135,697	17,425	32,029	26,998	59,245

	$715,542	$50,532	$169,933	$304,124	$190,953

We have entered into a lease for a building in Houston, Texas, that is currently under construction. The lease payments shall commence when the building is completed and will be a percentage of the total construction costs. As of December 31, 2008, the commencement date and amount of the rent is not determinable and is excluded from the contractual obligations table.

(1)	Based on implied forward three-month LIBOR rates in the yield curve as of December 31, 2008.

(2)	We lease some of our facilities under noncancelable operating leases. The leases generally provide for our payment of property taxes, insurance and repairs, and have rent escalation clauses, principally based upon the Consumer Price Index or other fixed annual adjustments. The amounts shown reflect the future minimum rental payments under these leases.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. We routinely monitor our risks associated with fluctuations in interest rates and consider the use of derivative financial instruments to hedge these exposures. We do not enter into derivative financial instruments for trading or speculative purposes nor do we enter into energy or commodity contracts.

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

The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes (dollars in thousands):

								Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value

Fixed-rate debt(1)	$5,185	$133	$142	$150	$160	$130,958	$136,728	$114,628
Average interest rate	4.6%	6.0%	6.0%	6.0%	6.0%	11.0%
Variable-rate debt	$2,600	$83,600	$2,600	$243,100	$—	$—	$331,900	$256,630
Average interest rate(2)	2.8%	4.3%	4.2%	4.5%	—	—

(1)	Excludes unamortized original issue discount of $0.5 million on our 11% senior subordinated notes.

(2)	Based on implied forward three-month LIBOR rates in the yield curve as of December 31, 2008.

For 2008, the total net loss recognized from converting from floating rate (three-month LIBOR) to fixed rate from a portion of the interest payments under our long-term debt obligations was approximately $1.2 million. At December 31, 2008, an unrealized loss of $1.8 million (net of income tax) is included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreement as of December 31, 2008 (dollars in thousands):

					Year Ended
	Notional	Trade	Effective		December 31,	Fair Value
Loan	Amount	Date	Date	Maturity	2008	(Pre-tax)

First Lien	$100,000	10/24/07	10/31/07	12/31/09	($1,089)	$(3,007)

The fair value of interest rate swap agreements designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. We evaluate the effectiveness of the cash flow hedge, in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, on a quarterly basis. Should the hedge become ineffective, the change in fair value would be recognized in our consolidated statements of operations. Should the counterparty’s credit rating deteriorate to the point at which it would be likely for the counterparty to default, the hedge would be ineffective.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that disclosure of information in our Exchange Act reports are made timely and in compliance with SEC rules, regulations and forms, and that such information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer (as appropriate) to permit timely decisions regarding required disclosures. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control Over Financial Reporting

Management determined that, as of December 31, 2008, there were no changes in our internal control over financial reporting that occurred during the last fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Therefore, even those systems determined to be effective may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Management has concluded that we have maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, the independent registered public accounting firm. Ernst & Young’s attestation report of our internal control over financial reporting is included in this Item under “Report of Independent Registered Accounting Firm” and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Skilled Healthcare Group, Inc.

We have audited Skilled Healthcare Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Skilled Healthcare Group, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Skilled Healthcare Group, Inc. and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Orange County, California
February 24, 2009

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2008, or the 2009 Proxy Statement, under the heading “Election of Directors.” Information regarding executive officers is set forth in Item 1 of this Report, “Business Executive Officers of the Registrant.”

We have filed, as exhibits to this report, the certifications of our Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

On February 9, 2008, we submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Code of Ethics

The information to be included in the section entitled “Code of Business Conduct and Ethics” in the Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the heading “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the heading “Independent Registered Public Accountants.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Consolidated Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8:

(a) 2. Financial Statement Schedule:

Page
Number

Schedule II — Valuation Accounts	S-1

All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(a) 3. Exhibits:

INDEX OF EXHIBITS

Number	Description

2.1	Agreement and Plan of Merger, dated as of October 22, 2005, among SHG Acquisition Corp., SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc. (filed as Exhibit 2.1 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated October 22, 2005, by and between SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc. (filed as Exhibit 2.2 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).
2.3	Asset Purchase Agreement, dated as of January 31, 2006, by and among Skilled Healthcare Group, Inc., each of the entities listed on Schedule 2.1 thereto, M. Terence Reardon and M. Sue Reardon, individually and as Trustee of the M. Terence Reardon Trust U.T.A. dated June 26, 2003, and M. Sue Reardon and M. Terence Reardon, as Trustees of the M. Sue Reardon Trust U.T.A. dated June 26, 2003 (filed as Exhibit 2.3 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).
2.4	Agreement and Plan of Merger, dated as of February 7, 2007, by and among SHG Holding Solutions, Inc., and Skilled Healthcare Group, Inc. (filed as Exhibit 2.4 to our Registration Statement on Form S-1/A, No. 333-137897, filed on February 9, 2007, and incorporated herein by reference).
2.5	Asset Purchase Agreement, dated February 8, 2007, by and among Skilled Healthcare Group, Inc., Raymore Care Center LLC, Blue River Care Center LLC, MLD Healthcare LLC, Blue River Real Estate LLC, MLD Real Estate LLC, Melvin Dunsworth and Raymore Health Care, Inc. (filed as Exhibit 2.5 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 23, 2007, and incorporated herein by reference).
2.6	Asset Purchase Agreement, dated as of July 31, 2007, by and among Skilled Healthcare Group, Inc. and certain affiliates of Laurel Healthcare Providers, LLC (filed as Exhibit 2.6 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference ).
3.1	Amended and Restated Certificate of Incorporation of Skilled Healthcare Group, Inc. (filed as Exhibit 3.2 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).
3.2	Amended and Restated By-Laws of Skilled Healthcare Group, Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).
3.3	Certificate of Ownership and Merger of Skilled Healthcare Group, Inc., dated February 7, 2007 (filed as Exhibit 3.1.1 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).
4.1	Indenture, dated as of December 27, 2005, by and among SHG Acquisition Corp., Wells Fargo Bank, N.A. and certain subsidiaries of Skilled Healthcare Group, Inc. (filed as Exhibit 4.2 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).
4.2	Registration Rights Agreement, dated as of December 27, 2005, by and among SHG Acquisition Corp., all the subsidiaries of Skilled Healthcare Group, Inc. listed therein, Credit Suisse First Boston, LLC and J.P. Morgan Securities, Inc. (filed as Exhibit 4.3 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).
4.3	Investor Stockholders’ Agreement, dated as of December 27, 2005, among SHG Holding Solutions, Inc., Onex Partners LP and the stockholders listed on the signature pages thereto (filed as Exhibit 4.4 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).
4.4	Employment Agreement dated December 27, 2005, among SHG Holding Solutions, Inc. and the persons listed thereon (filed as Exhibit 4.5 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

Number		Description

4.5		Form of specimen certificate for Skilled Healthcare Group, Inc.’s class A common stock (filed as Exhibit 4.1 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).
4.6		Form of 11% Senior Subordinated Notes due 2014 (included in Exhibit 4.1).
10	.1*	Skilled Healthcare Group, Inc. Restricted Stock Plan (filed as Exhibit 10.1 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.2*	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10.3		Second Amended and Restated First Lien Credit Agreement, dated as of December 27, 2005, by and among SHG Holding Solutions, Inc., Skilled Healthcare Group, Inc., the financial institutions party thereto, and Credit Suisse, Cayman Islands, as administrative agent and collateral agent (filed as Exhibit 10.4 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.4*	Employment Agreement, dated April 30, 2005, by and between Skilled Healthcare Group, Inc. and Boyd Hendrickson (filed as Exhibit 10.5 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.5*	Employment Agreement, dated December 27, 2005, by and between Skilled Healthcare Group, Inc. and Jose Lynch (filed as Exhibit 10.6 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.7*	Employment Agreement, dated December 27, 2005, by and between Skilled Healthcare Group, Inc. and Roland G. Rapp (filed as Exhibit 10.8 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.8*	Employment Agreement, dated December 27, 2005, by and between Skilled Healthcare Group, Inc. and Mark Wortley (filed as Exhibit 10.9 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.10*	Trigger Event Cash Bonus Agreement, dated April 30, 2005, by and between Skilled Healthcare Group, Inc. and Mark Wortley (filed as Exhibit 10.11 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10.11		Lease, dated as of August 26, 2002, by and between CT Foothill 10/241, LLC, and Fountain View, Inc., and amendments thereto (filed as Exhibit 10.13 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10.12		First Amendment to Second Amended and Restated First Lien Credit Agreement, dated as of January 31, 2007, by and among Skilled Healthcare Group, Inc., SHG Holding Solutions, Inc., the financial institutions parties thereto, and Credit Suisse, Cayman Islands, as administrative agent and collateral agent (filed as Exhibit 10.12 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 23, 2007 and incorporated herein by reference).
10	.13*	Employment Agreement, dated as of August 14, 2007, by and between Skilled Healthcare LLC and Christopher N. Felfe (filed as Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference).
10	.14*	Side Letter, dated as of August 14, 2007, by and between Skilled Healthcare, LLC and Christopher N. Felfe (filed as Exhibit 10.2 to our Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference).
10	.16*	Form of Indemnification Agreement with Skilled Healthcare Group’s directors, executive officers, and certain employees (filed as Exhibit 10.10 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).(1)
10.17		Instrument of Joinder, dated as of May 11, 2007, by and among Skilled Healthcare Group, Inc., Bank of America, N.A., UBS Loan Finance LLC and Credit Suisse, Cayman Islands Branch (filed as Exhibit 10.3 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).
10	.18*	Employment Agreement, dated as of November 30, 2007, by and between Skilled Healthcare LLC and Devasis Ghose (filed as Exhibit 10.1 to our Form 8-K dated November 30, 2007, and incorporated herein by reference).

Number		Description

10	.19*	Amended and Restated Skilled Healthcare Group, Inc. 2007 Incentive Award Plan (filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 7, 2008, and incorporated herein by reference).
21		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Skilled Healthcare Group, Inc. has entered into an indemnification agreement with the following individuals: Boyd Hendrickson, Chairman of the Board, Chief Executive Officer and Director; Jose Lynch, President, Chief Operating Officer and Director; Devasis Ghose, Executive Vice President, Treasurer and Chief Financial Officer; Roland Rapp, General Counsel, Secretary and Chief Administrative Officer; Mark Wortley, Executive Vice President and Chief Executive Officer of Ancillary Companies; Christopher N. Felfe, Senior Vice President, Finance and Chief Accounting Officer; Susan Whittle, Senior Vice President and Chief Compliance Officer; Robert M. Le Blanc, Lead Director; Michael E. Boxer, Director; John M. Miller, Director; M. Bernard Puckett, Director; Glenn S. Schafer, Director; William C. Scott, Director; Michael D. Stephens, Director; Kelly Atkins, Senior Vice President of Operations, Pacific Division; Brad Gibson, Senior Vice President of Operations, Finance; Matt Moore, Senior Vice President of Operations, Midwest Division; Aisha Salaam, Senior Vice President of Professional Services.

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

Date: February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 25, 2009	By	/s/ Boyd Hendrickson
Boyd Hendrickson
Chairman of the Board, Chief Executive Officer and Director

Date: February 25, 2009	By	/s/ Jose Lynch
Jose Lynch
President, Chief Operating Officer and Director

Date: February 25, 2009	By	/s/ Devasis Ghose
Devasis Ghose
Executive Vice President, Treasurer andChief Financial Officer(Principal Financial Officer)

Date: February 25, 2009	By	/s/ Christopher N. Felfe
Christopher N. Felfe
Senior Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)

Date: February 25, 2009	By	/s/ Robert M. Le Blanc
Robert M. Le Blanc
Lead Director

Date: February 25, 2009	By	/s/ Michael Boxer
Michael Boxer
Director

Date: February 25, 2009	By	/s/ John M. Miller, V
John M. Miller, V
Director

Date: February 25, 2009	By	/s/ M. Bernard Puckett
M. Bernard Puckett
Director

Date: February 25, 2009	By	/s/ Glenn Schafer
Glenn Schafer
Director

Date: February 25, 2009	By	/s/ William Scott
William Scott
Director

Date: February 25, 2009	By	/s/ Michael D. Stephens
Michael D. Stephens
Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Skilled Healthcare Group, Inc.

We have audited the accompanying consolidated balance sheets of Skilled Healthcare Group, Inc. (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Orange County, California
February 24, 2009

Skilled Healthcare Group, Inc.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(In thousands, except
	per share data)

ASSETS
Current assets:
Cash and cash equivalents	$2,047	$5,012
Accounts receivable, less allowance for doubtful accounts of $14,336 and $9,717 at December 31, 2008 and 2007, respectively	115,211	112,919
Deferred income taxes	14,708	14,968
Prepaid expenses	9,226	5,708
Other current assets	7,483	11,697

Total current assets	148,675	150,304
Property and equipment, less accumulated depreciation of $40,118 and $23,519 at December 31, 2008 and 2007, respectively	346,466	294,281
Other assets:
Notes receivable	4,448	5,102
Deferred financing costs, net	10,184	11,869
Goodwill	449,962	449,710
Intangible assets, less accumulated amortization of $10,490 and $6,840 at December 31, 2008 and 2007, respectively	30,310	34,092
Non-current income tax receivable	—	2,288
Other assets	23,797	22,461

Total other assets	518,701	525,522

Total assets	$1,013,842	$970,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$55,478	$59,218
Employee compensation and benefits	30,825	29,629
Current portion of long-term debt and capital leases	7,812	6,335

Total current liabilities	94,115	95,182
Long-term liabilities:
Insurance liability risks	30,654	24,248
Deferred income tax	457	2,297
Other long-term liabilities	14,064	21,810
Long-term debt and capital leases, less current portion	462,449	452,101

Total liabilities	601,739	595,638
Stockholders’ equity:
Class A common stock, 175,000 shares authorized, $0.001 par value per share; 20,189 and 19,261 shares issued and outstanding at December 31, 2008 and 2007, respectively	20	19
Class B common stock, 30,000 shares authorized, $0.001 par value per share; 17,027 and 17,696 shares issued and outstanding at December 31, 2008 and 2007, respectively	17	18
Additional paid-in-capital	366,565	365,051
Retained earnings	47,343	10,134
Accumulated other comprehensive loss	(1,842)	(753)

Total stockholders’ equity	412,103	374,469

Total liabilities and stockholders’ equity	$1,013,842	$970,107

The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenue	$733,330	$634,607	$531,657
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	578,481	500,999	415,407
Rent cost of revenue	18,248	12,854	10,027
General and administrative	24,514	20,382	19,401
Depreciation and amortization	20,978	17,687	13,897

	642,221	551,922	458,732
Other income (expenses):
Interest expense	(37,261)	(44,110)	(46,286)
Premium on redemption of debt and write-off of related deferred financing costs	—	(11,648)	—
Interest income	680	1,587	1,188
Equity in earnings of joint venture	2,487	1,603	1,903
Change in fair value of interest rate hedge	—	(40)	(197)
Other income	246	24	8

Total other income (expenses), net	(33,848)	(52,584)	(43,384)

Income before provision for income taxes	57,261	30,101	29,541
Provision for income taxes	20,052	12,952	12,204

Net income	37,209	17,149	17,337
Accretion on preferred stock	—	(7,354)	(18,406)

Net income (loss) attributable to common stockholders	$37,209	$9,795	$(1,069)

Earnings per share data:
Earnings per common share, basic	$1.02	$0.36	$(0.09)

Earnings per common share, diluted	$1.01	$0.35	$(0.09)

Weighted-average common shares outstanding, basic	36,573	27,062	11,638

Weighted-average common shares outstanding, diluted	36,894	27,715	11,638

The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.

Consolidated Statements of Stockholders’ Equity

					Class A		Class B			Additional	Retained	Other
	Preferred Stock		Common Stock		Common Stock		Common Stock		Deferred	Paid-In	(Deficit)	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Comp	Capital	Earnings	Loss	Total
	(In thousands)

Balance at December 31, 2005	22	$246	12,553	$13	—	$—	—	$—	$(185)	$222,853	$—	$—	$222,927
Proceeds from issuance of stock	—	—	5	—	—	—	—	—	—	100	—	—	100
Net income	—	—	—	—	—	—	—	—	—	—	17,337	—	17,337
Reclassification of deferred compensation upon adopting SFAS No. 123R	—	—	—	—	—	—	—	—	185	(185)	—	—	—
Issuance of restricted stock	—	—	78	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	284	—	—	284
Accretion on preferred stock	—	18,406	—	—	—	—	—	—	—	(1,069)	(17,337)	—	—

Balance at December 31, 2006	22	18,652	12,636	13	—	—	—	—	—	221,983	—	—	240,648
Net income	—	—	—	—	—	—	—	—	—	—	17,149	—	17,149
Conversion of preferred stock into class B common stock	(22)	(26,006)	—	—	—	—	15,928	16	—	25,990	—	—	—
Conversion of common stock into class B common stock	—	—	(12,636)	(13)	—	—	12,636	13	—	—	—	—	—
Issuance of class A common stock in IPO, net of related costs	—	—	—	—	8,333	8	—	—	—	116,785	—	—	116,793
Conversion of class B common stock into class A common stock	—	—	—	—	10,850	11	(10,850)	(11)	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	78	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	(18)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	632	—	—	632
Accretion on preferred stock	—	7,354	—	—	—	—	—	—	—	(339)	(7,015)	—	—
Unrealized loss on interest rate swap	—	—	—	—	—	—	—	—	—	—	—	(753)	(753)

Balance at December 31, 2007	—	—	—	—	19,261	19	17,696	18	—	365,051	10,134	(753)	374,469
Net income	—	—	—	—	—	—	—	—	—	—	37,209	—	37,209
Conversion of class B common stock into class A common stock	—	—	—	—	625	1	(625)	(1)	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	309	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	(2)	—	(44)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	1,558	—	—	1,558
Restricted stock traded to pay tax	—	—	—	—	(4)	—	—	—	—	(67)	—	—	(67)
Excess tax benefits from stock-based payment arrangements	—	—	—	—	—	—	—	—	—	23	—	—	23
Unrealized loss on interest rate swap	—	—	—	—	—	—	—	—	—	—	—	(1,089)	(1,089)

Balance at December 31, 2008	—	$—	—	$—	20,189	$20	17,027	$17	$—	$366,565	$47,343	$(1,842)	$412,103

The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Operating Activities
Net income	$37,209	$17,149	$17,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,978	17,687	13,897
Provision for doubtful accounts	10,087	6,116	5,439
Non-cash stock-based compensation	1,558	632	284
Excess tax benefits from stock-based payment arrangements	(23)	—	—
(Gain) loss on sale of assets	62	—	—
Amortization of deferred financing costs	3,068	2,640	2,640
Premium on redemption of debt and write-off of deferred financing costs	—	11,648	—
Deferred income taxes	(659)	349	(6,363)
Change in fair value of interest rate hedge	—	40	197
Amortization of discount on senior subordinated notes	107	140	164
Changes in operating assets and liabilities:
Accounts receivable	(15,668)	(35,304)	(31,311)
Other current and non-current assets	2,109	52	12,267
Accounts payable and accrued liabilities	923	5,843	14,019
Employee compensation and benefits	355	6,453	3,588
Non-current income tax receivable	—	(406)	(1,882)
Insurance liability risks	(490)	(3,722)	1,547
Other long-term liabilities	3,397	2,406	327

Net cash provided by operating activities	63,013	31,723	32,150
Investing activities
Change in notes receivable	4,476	2,303	1,213
Acquisition of healthcare facilities	(23,360)	(88,447)	(43,030)
Proceeds from disposal of property and equipment	133	—	—
Additions to property and equipment	(49,626)	(29,398)	(22,267)
Changes in other assets	—	1,324	(7,680)
Cash distributed related to the Onex Transaction	—	(7,330)	(347)

Net cash used in investing activities	(68,377)	(121,548)	(72,111)
Financing activities
Borrowings under line of credit	13,000	59,500	8,500
Repayments on long-term debt and capital leases	(9,241)	(74,265)	(2,918)
Fees paid for early extinguishment of debt	—	(7,700)	—
Additions to deferred financing costs of new debt	(1,383)	(2,312)	(38)
Excess tax benefits from stock-based payment arrangements	23	—	—
Proceeds from IPO, net of expenses	—	116,793	—
Proceeds from the issuance of new common stock	—	—	100

Net cash provided by financing activities	2,399	92,016	5,644

(Decrease) increase in cash and cash equivalents	(2,965)	2,191	(34,317)
Cash and cash equivalents at beginning of year	5,012	2,821	37,138

Cash and cash equivalents at end of year	$2,047	$5,012	$2,821

Supplemental cash flow information
Cash paid for:
Interest, net of capitalized interest	$34,938	$42,042	$31,620
Income taxes	$20,909	$13,229	$2,655
Non-cash activities:
Conversion of accounts receivable into notes receivable	$3,289	$2,437	$2,265
Insurance premium financed	$7,959	$3,630	—

The accompanying notes are an integral part of these consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts In Thousands, Except Per Share Data)

1.	Description of Business

Current Business

Skilled Healthcare Group, Inc. (formerly known as SHG Holding Solutions, Inc. and, through its predecessor, Fountain View, Inc) (“Skilled”), through its companies, operate long-term care facilities and provide a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated wholly owned companies are collectively referred to as the “Company.” The Company currently operates facilities in California, Kansas, Missouri, Nevada, New Mexico and Texas, including 75 skilled nursing facilities (“SNFs”), which offer sub-acute care and rehabilitative and specialty medical skilled nursing care, and 21 assisted living facilities (“ALFs”), which provide room and board and social services. In addition, the Company provides a variety of ancillary services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, the Company owns and operates three licensed hospices that provide hospice care in its California and New Mexico markets. The Company also has an administrative service company that provides a full complement of administrative and consultative services that allows its facility operators and those unrelated facility operators, with whom the Company contract, to better focus on delivery of healthcare services. The Company is also a member in a joint venture located in Texas that provides institutional pharmacy services, which currently serves eight of the Company’s SNFs and other facilities unaffiliated with the Company.

The Onex Transaction

In October 2005, Skilled (known as SHG Holding Solutions, Inc. at that time) entered into an agreement and plan of merger (the “Agreement”) with SHG, the entity that, through its subsidiaries, then operated Skilled’s business, SHG Acquisition Corp. (“Acquisition”) and SHG’s former sponsor, Heritage Fund II LP and related investors (“Heritage”). Skilled and Acquisition were formed by Onex Partners LP, Onex American Holdings II LLC and Onex U.S. Principals LP (“Onex”) and certain of their associates (collectively the “Sponsors”) for purposes of acquiring SHG. The merger was completed effective December 27, 2005 (the “Onex Transaction”). The Company’s results of operations during the period from December 28, 2005 through December 31, 2005 were not significant. Under the Agreement, Acquisition acquired substantially all of the outstanding shares of SHG through a merger with SHG, with SHG being the surviving corporation and a wholly owned subsidiary of Skilled. The Onex Transaction was accounted for in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”) using the purchase method of accounting and, accordingly, all assets and liabilities of SHG and its consolidated subsidiaries were recorded at their fair values as of the date of the acquisition. The Company refers to the transactions contemplated by the merger agreement, the equity contributions, the financings and use of proceeds of the financings, collectively, as the Transactions.

In 2008, due to the expiration of certain federal and state statutes of limitations, the related release of FIN 48 tax liabilities, and the termination of a tax escrow previously established for the limited contractual indemnification of uncertain tax positions, the Company reversed $7,031 million of escrow receivable and reduced goodwill recorded in connection with the Onex acquisition by $2,850 million.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company include the accounts of the Company and the Company’s wholly owned companies. All significant intercompany transactions have been eliminated in consolidation.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to consolidate company financial information and make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to revenue, allowance for doubtful accounts, the self-insured portion of general and professional liability and workers’ compensation claims, income taxes and impairment of long-lived assets. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation, including general and administrative expense and cost of services. Indirect overhead of $27,534 and $20,471 related to ancillary and the Company’s Long-Term Care (“LTC”) personnel that was previously reported as a general and administrative expense has been reclassified as cost of services in the years ended 2007 and 2006, respectively. Also, for the years ended 2007 and 2006, $2,437 and $2,265, respectively, were reclassified between cash flows from operating and investing activities in the statement of cash flows to reflect the conversion of trade accounts receivable to notes receivable. For the year ended 2007, $3,630 was reclassified from financing to operating in the statement of cash flows to conform to current year presentation of the insurance premium financing.

Revenue and Accounts Receivables

Revenue and accounts receivable are recorded on an accrual basis as services are performed at their estimated net realizable value. The Company derives a significant amount of its revenue from funds under federal Medicare and state Medicaid assistance programs, the continuation of which are dependent upon governmental policies and are subject to audit risk and potential recoupment.

The Company’s revenue is derived from services provided to patients in the following payor classes for the years ended December 31:

	2008		2007		2006
	Revenue	Percentage of	Revenue	Percentage of	Revenue	Percentage of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

Medicare	$267,180	36.5%	$233,660	36.8%	$191,263	36.0%
Medicaid	230,498	31.4	196,978	31.0	170,171	32.0

Subtotal Medicare and Medicaid	497,678	67.9	430,638	67.8	361,434	68.0
Managed care	69,723	9.5	53,589	8.5	43,267	8.1
Private pay and other	165,929	22.6	150,380	23.7	126,956	23.9

Total	$733,330	100.0%	$634,607	100.0%	$531,657	100.0%

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

The following table sets forth revenue by state and revenue by state as a percentage of total revenue for the periods:

	Year Ended December 31,
	2008		2007		2006
	Revenue	Percentage of	Revenue	Percentage of	Revenue	Percentage of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

California	$327,088	44.6%	$309,064	48.7%	$279,612	52.6%
Kansas	51,331	7.0	39,195	6.2	34,556	6.5
Missouri	55,878	7.6	51,357	8.1	20,236	3.8
Nevada	30,605	4.2	25,474	4.0	17,151	3.2
New Mexico	82,254	11.2	24,505	3.9	—	—
Texas	185,914	25.4	184,435	29.1	179,814	33.8
Other	260	0.0	577	0.0	288	0.1

Total	$733,330	100.0%	$634,607	100.0%	$531,657	100.0%

The Company’s accounts receivable is derived from services provided to patients in the following payor classes for the years ended December 31:

	2008	2007
	Accounts	Accounts
	Receivable	Receivable

Medicare	$26,540	$27,503
Medicaid	31,213	32,072

Subtotal Medicare and Medicaid	57,753	59,575
Managed care	25,253	23,758
Private pay and other	46,541	39,303

Total accounts receivable	129,547	122,636
Allowance for doubtful accounts	(14,336)	(9,717)

Accounts receivable, net	$115,211	$112,919

Risks and Uncertainties

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in substantial compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. Compliance with such laws and regulations is subject to ongoing and future government review and interpretation, including processing claims at lower amounts upon audit as well as significant regulatory action including revenue adjustments, fines, penalties, and exclusion from the Medicare and Medicaid programs.

Through a “demonstration project” in New York, Florida and California, mandated by the Medicare Prescription Drug Improvement and Modernization Act of 2003, and effective March 2005 through March 2008, third-party recovery audit contractors (“RACs”), operating in the Medicare Integrity Program work to identify alleged Medicare overpayments based on the medical necessity of rehabilitation services that have been provided. Each RAC is paid based on a percentage of overpayments and underpayments recovered. In September 2008 CMS issued a report on the RAC demonstration in which they indicated its intent to gradually implement a “permanent” nationwide RAC program by January 1, 2010 with a number of modifications that respond to issues identified in the demonstration. On October 6, 2008 CMS announced the selection of the four new RAC contractors

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

and a RAC expansion schedule indicating phased implementation of the permanent programs beginning on October 1, 2008. On November 4, 2008, CMS announced a stay of the program pending further notice and on February 4, 2009, CMS announced that they have lifted the stop work order and will continue with implementation. The scope of claims subject to review under the permanent RAC program includes claims up to three years old but beginning with claims from October 1, 2007 or later.

As of December 31, 2008, the Company has approximately $5,108 of claims for rehabilitation therapy services that are under various stages of review or appeal. These RACs have made certain revenue recoupments from the Company’s California skilled nursing facilities and third-party skilled nursing facilities to which the Company provides rehabilitation therapy services. In addition to the disputed factual issues present in individual appeals, the grounds for and the scope of such appeals in this process are also in dispute. As of December 31, 2008, any losses resulting from the completion of the appeals process have not been material. The Company cannot assure, however, that future recoveries will not be material or that any appeal that they are pursuing will be successful. As of December 31, 2008, the Company had RAC reserves of $1,635 recorded as part of their allowance for doubtful accounts.

Concentration of Credit Risk

The Company has significant accounts receivable balances whose collectability is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an adequate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less. At December 31, 2008, the Company had aggregate cash of $2,047. This available cash is held in accounts at third-party financial institutions. The Company has periodically invested in A1/P1 commercial paper and AAA money market funds. To date, the Company has experienced no loss or lack of access to their invested cash or cash equivalents; however, the Company can provide no assurances that access to their invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time the Company generally does not have more than $10,000 in their operating accounts that are with third-party financial institutions. These balances exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While the Company monitors daily the cash balances in its operating accounts, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Capitalized Interest

Interest costs capitalized on construction projects were $778 and $416 for the years ended 2008 and 2007, respectively.

Property and Equipment

Upon the consummation of the Onex Transaction and in accordance with SFAS 141, property and equipment were stated at fair value. Property and equipment acquired subsequent to the Onex Transaction is recorded at cost or at fair value, in accordance with SFAS 141, if acquired as part of a business combination. Major renovations or

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

improvements are capitalized, whereas ordinary maintenance and repairs are expensed as incurred. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	15-40 years
Leasehold improvements	Shorter of the lease term or estimated useful life, generally 5-10 years
Furniture and equipment	3-10 years

Depreciation and amortization of property and equipment under capital leases is included in depreciation and amortization expense. For leasehold improvements, where the Company has acquired the right of first refusal to purchase or to renew the lease, amortization is based on the lesser of the estimated useful lives or the period covered by the right. Depreciation expense was $16,799, $13,688 and $9,852 in 2008, 2007 and 2006, respectively.

Goodwill and Intangible Assets

Goodwill is accounted for under SFAS 141 and represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”), goodwill is subject to periodic testing for impairment.

Determination of Reporting Units

The Company considers the following businesses to be reporting units for the purpose of testing its goodwill for impairment under SFAS 142:

•	Long-term care services, which includes the operation of skilled nursing and assisted living facilities and is the most significant portion of the Company’s business;

•	Rehabilitation therapy, which provides physical, occupational and speech therapy in Company-owned facilities and unaffiliated facilities; and

•	Hospice care, which was established in 2004 and provides hospice care in California and New Mexico.

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

Goodwill Impairment Testing

The Company tests its goodwill for impairment annually on October 1, or more frequently if events or changes in circumstances indicate that the carrying amount of its reporting units, including goodwill, may exceed their fair values. Based upon the market conditions that existed in the fourth quarter of 2008, the Company updated its goodwill impairment analysis as of December 31, 2008. As a result of the Company’s testing, the Company did not record any impairment charges in 2008, 2007, or 2006. In the process of the Company’s annual impairment review, the Company primarily uses the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies, including a market approach, to determine the fair value of its intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

Intangible assets primarily consist of identified intangibles acquired as part of the Onex Transaction. Intangibles are amortized on a straight-line basis over the estimated useful life of the intangible, except for trade names, which have an indefinite life.

Deferred Financing Costs

Deferred financing costs substantially relate to the 11% Senior Subordinated Notes due 2014 (the “2014 Notes”) and First Lien Credit Agreements (Note 7) and are being amortized over the maturity periods using an effective-interest method for term debt and straight-line method for the revolver. At December 31, 2008 and 2007, deferred financing costs, net of amortization, were approximately $10,184, and $11,869, respectively.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. A valuation allowance is established for deferred tax assets unless their realization is considered more likely than not.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The impact of adoption is discussed further in Note 10, Income Taxes.

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets other than goodwill in relation to the future undiscounted cash flows of the underlying businesses to assess recoverability of the assets. If the estimated undiscounted future cash flows are less than the carrying amount, an impairment loss, which is determined based on the difference between the fair value and the carrying value of the assets, is recognized. As of December 31, 2008 and 2007, none of the Company’s long-lived assets were impaired.

Interest Rate Caps and Swaps

In November 2007, the Company entered into a $100,000 interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk. This interest rate swap changes a portion of the Company’s variable-rate cash flow exposure to fixed-rate cash flows. The Company determines the fair value of the interest rate swap based upon an estimate obtained from a third party and records changes in its fair value in other comprehensive income, net of tax (Note 7). In connection with certain of the Company’s borrowings and subsequent refinancings, the Company entered into interest rate cap agreements (“IRCAs”) with financial institutions to hedge against material and unanticipated increases in interest rates in accordance with requirements under its refinancing agreements. The Company determines the fair value of the IRCAs based on estimates obtained from a broker, and records changes in their fair value in the consolidated statements of operations. As a result of low interest rate volatility in 2008, 2007 and 2006, the interest rate caps were not triggered. The IRCAs expired in 2008.

Stock Options and Equity Related Charges

On January 1, 2006, the Company adopted SFAS No. 123 (revised), Share-Based Payments, (“SFAS 123R”), which requires measurement and recognition of compensation expense for all share-based payment awards made to

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

employees and directors. Under SFAS 123R, the fair value of share-based payment awards is estimated at grant date using an option pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.

The Company adopted SFAS 123R using the modified prospective application method. Under the modified prospective application method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and awards that are outstanding on the adoption effective date that are subsequently modified or cancelled. The Company did not have stock options outstanding subsequent to December 27, 2005 through May 18, 2007, the date of the Company’s initial public offering. As the Company had no options outstanding during this period, the initial implementation of SFAS 123R had no impact on the Company’s consolidated financial statements.

Prior to the adoption of SFAS 123R, the Company accounted for share-based awards using the intrinsic value method prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as allowed under SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under the intrinsic value method, no share-based compensation cost was recognized for awards to employees or directors if the exercise price of the award was equal to the fair market value of the underlying stock on the date of grant.

Equity related to stock option grants and stock awards included in general and administrative expenses in the Company’s consolidated financial statement of operations was $1,008, $632, and $284 for 2008, 2007, and 2006, respectively. The amount in cost of services was $550 in 2008. There was no amount of equity recorded in cost of services for 2007 and 2006.

Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarified the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be in control of the entity. FIN 47 requires that either a liability be recognized for the fair value of a legal obligation to perform asset-retirement activities that are conditioned on the occurrence of a future event if the amount can be reasonably estimated, or where it cannot, that disclosure of the liability exists, but has not been recognized and the reasons why a reasonable estimate cannot be made. FIN 47 became effective as of December 31, 2005.

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

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

As of December 31, 2008 and 2007, the asset retirement obligations were $5,372 and $5,253, respectively, which are classified as other long-term liabilities in the accompanying consolidated financial statements.

Operating Leases

The Company accounts for operating leases in accordance with SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases. Accordingly, rent expense under the Company’s facilities’ and administrative offices’ operating leases is recognized on a straight-line basis over the original term of each facility’s and administrative office’s leases, inclusive of predetermined minimum rent escalations or modifications and including any lease renewal options.

Earnings per Share

The Company computes earnings per share of class A common stock and class B common stock in accordance with SFAS No. 128, Earnings per Share, using the two-class method. The Company’s class A common stock and class B common stock are identical in all respects, except with respect to voting rights and except that each share of class B common stock is convertible into one share of class A common stock under certain circumstances. Therefore, earnings are allocated on a proportionate basis.

Basic earnings per share were computed by dividing net income attributable to common stockholders by the weighted-average number of outstanding shares for the period. Diluted earnings per share were computed by dividing net income attributable to common stockholders plus the effect of assumed conversions (if applicable) by the weighted average number of outstanding shares after giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and convertible preferred stock, if any.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

The following table sets forth the computation of basic and diluted earnings per share of class A common stock and class B common stock:

	December 31, 2008			December 31, 2007
	Class A	Class B	Total	Class A	Class B	Total

Earnings per share, basic
Numerator:
Allocation of income attributable to common stockholders	$19,744	$17,465	$37,209	$4,315	$5,480	$9,795

Denominator:
Weighted-average common shares outstanding	19,407	17,166	36,573	11,922	15,140	27,062

Earnings per common share, basic	$1.02	$1.02	$1.02	$0.36	$0.36	$0.36

Earnings per share, diluted
Numerator:
Allocation of income attributable to common stockholders	$19,612	$17,597	$37,209	$4,215	$5,580	$9,795

Denominator:
Weighted-average common shares outstanding	19,407	17,166	36,573	11,922	15,140	27,062
Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	39	282	321	4	649	653

Adjusted weighted-average common shares outstanding	19,446	17,448	36,894	11,926	15,789	27,715

Earnings per common share, diluted	$1.01	$1.01	$1.01	$0.35	$0.35	$0.35

A reconciliation of the numerator and denominator used in the calculation of basic net (loss) income per common share for year ended December 31, 2006:

2006

Earnings per share, basic
Numerator:
Net income, as reported	$17,337
Accretion on preferred stock	(18,406)

Net (loss) income attributable to common stockholders	$(1,069)

Denominator:
Weighted-average common shares outstanding	11,638

Earnings per common share, basic	$(0.09)

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

A reconciliation of the numerator and denominator used in the calculation of diluted earnings per common share for the year ended December 31, 2006:

2006

Earnings per share, diluted
Numerator:
Net (loss) income attributable to common stockholders	$(1,069)

Denominator:
Weighted average common shares outstanding	11,638
Plus: incremental shares from assumed conversions, if applicable	—

Adjusted weighted-average common shares outstanding	11,638

Earnings per common share, diluted	$(0.09)

Comprehensive Loss

Comprehensive loss consists of two components, net income and other comprehensive loss. Other comprehensive income loss refers to revenue, expenses, gains, and losses that, under GAAP, are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive loss consists of deferred losses on the Company’s interest rate swap accounted for as a cash flow hedge.

The following table summarizes activity in other comprehensive income related to the Company’s interest rate swap, net of taxes, held by the Company:

	2008	2007	2006

Net unrealized loss, net of tax effect of $1,165 in 2008, $477 in 2007 and $0 in 2006	$(1,089)	$(753)	$—

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in a company’s consolidated financial statements. SFAS 160 requires all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in the parent’s

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

ownership interest while the parent retains its controlling financial interest in a subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in a company’s interim financial statements. SFAS 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial condition and results of operations.

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

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations or financial condition (see Note 3 and Note 7). The Company does not currently expect the application of the fair value framework established by SFAS 157 to non-financial assets and liabilities measured on a non-recurring basis to have a material impact on the consolidated financial statements. However, the Company will continue to assess the potential effects of SFAS 157 as additional information becomes available.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). The objective of SFAS 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial condition and results of operations. However, the Company believes it will likely be

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

required to provide additional disclosures as part of future financial statements, beginning with the first quarter of fiscal 2009.

In April 2008, FASB issued FASB Staff Position (“FSP”) No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP 142-3 also requires the disclosure of the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of recognized intangible assets and for intangible assets renewed or extended during the period, if renewal or extension costs are capitalized, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s financial condition and results of operations.

3.	Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating fair value of each class of financial instruments for which it is practicable to estimate this value:

Cash and Cash Equivalents

The carrying amounts approximate fair value because of the short maturity of these instruments.

Interest Rate Caps and Swap

The carrying amounts approximate the fair value for the Company’s interest rate caps and swap based on an estimate obtained from a broker.

As of December 31, 2008, the Company held an interest rate swap that is required to be measured at fair value on a recurring basis. The fair value of the interest rate swap contract is determined by calculating the value of the discounted cash flows of the difference between the fixed interest rate of the interest rate swap and the counterparty’s forward LIBOR curve, which is the input used in the valuation. The forward LIBOR curve is readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The Company obtained the counterparty’s calculation of the valuation of the interest rate swap as well as a forward LIBOR curve from another investment bank and recalculated the valuation of the interest rate swap, which agreed with the counterparty’s calculation.

The following table summarizes the valuation of the Company’s interest rate swap as of December 31, 2008 by the SFAS 157 fair value hierarchy levels detailed in Note 2 “Recent Accounting Pronouncements”:

	Level 1	Level 2	Level 3	Total

Interest rate swap	$—	$(3,007)	$—	$(3,007)

Long-Term Debt

The carrying value of the Company’s long-term debt (excluding the 2014 Notes and the First Lien Credit Agreement) is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt. The First Lien Credit Agreement includes $250,900 of term debt and has $81,000 outstanding on the revolving credit facility at December 31, 2008. The fair

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

value of the term debt at December 31, 2008 and 2007 approximated $175,630 and $238,290, respectively, based on quoted market values. There is not an active market for the revolving debt, however, assuming the same quoted price as the term debt, the fair value of the revolving debt at December 31, 2008 and 2007 approximated $56,700 and $63,920, respectively. The fair value of the Company’s 2014 Notes at December 31, 2008 and 2007 approximated $107,900 and $139,100, respectively, based on quoted market values.

4.	Intangible Assets

Identified intangible assets are amortized over their useful lives averaging eight years except for trade names and certain other long-lived intangibles, which have an indefinite life. Amortization expense was approximately $4,179, $3,999 and $4,045 in 2008, 2007 and 2006, respectively. Amortization of the Company’s intangible assets at December 31, 2008 is expected to be approximately $3,916, $3,301, $1,744, $963 and $842 in 2009, 2010, 2011 2012 and 2013, respectively. Identified intangible asset balances by major class at December 31, 2008 and 2007, are as follows:

		Life	Accumulated
	Cost	(in years)	Amortization	Net Balance

Intangible assets subject to amortization:
Covenants not-to-compete	$2,987	5.0	$(2,221)	$766
Managed care contracts	10,920	5.0	(5,614)	5,306
Leasehold interests	9,120	9.6	(2,655)	6,465

Total	$23,027	6.8	$(10,490)	12,537

Intangible assets not subject to amortization:
Trade names				17,130
Other long-lived intangibles				643

Balance at December 31, 2008				$30,310

		Life	Accumulated
	Cost	(in years)	Amortization	Net Balance

Intangible assets subject to amortization:
Covenants not-to-compete	$2,987	5.0	$(1,467)	$1,520
Managed care contracts	10,920	5.0	(3,331)	7,589
Leasehold interests	9,062	9.6	(1,689)	7,373
Patient lists	530	0.5	(353)	177

Total	$23,499	6.7	$(6,840)	16,659

Intangible assets not subject to amortization:
Trade names				17,130
Other long-lived intangibles				303

Balance at December 31, 2007				$34,092

5.	Acquisitions

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

The $6,237 of goodwill was assigned to the LTC segment. The total amount of goodwill is deductible for tax purposes.

On September 1, 2007, the Company acquired substantially all the assets and assumed the operations of ten skilled nursing facilities and a hospice company, all of which are located in New Mexico, for approximately $53,234, pursuant to an asset purchase agreement, dated as of July 31, 2007, as amended, by and among the Company and certain affiliates of Laurel Healthcare Providers, LLC. The acquired facilities added 1,180 beds to the Company’s operations. The acquisition was financed by borrowings of $45,000 on the Company’s revolving credit facility. The allocation of the purchase price to the acquired assets follows:

Purchase price and other costs related to the purchase		$53,234
Land and land improvements	$4,570
Buildings and leasehold improvements	12,240
Furniture and equipment	2,214
Amortizable intangibles	3,880
Other	236

Total assets acquired		23,140

Goodwill		$30,094

The $30,094 of goodwill was assigned to the LTC segment. The total amount of goodwill is deductible for tax purposes.

On April 1, 2008, the Company acquired the real property and assets of a 152-bed SNF and an adjacent 34-unit ALF located in Wichita, Kansas, for approximately $13,660. The acquisition was financed by borrowings of

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

$13,000 on the Company’s revolving credit facility. The allocation of the purchase price to the acquired assets follows:

Purchase price and other costs related to the purchase		$13,660
Land and land improvements	$1,060
Buildings and leasehold improvements	9,960
Furniture and equipment	480
Other	62
Total assets acquired		11,562

Goodwill		$2,098

The $2,098 of goodwill was assigned to the LTC segment. The total amount of goodwill is deductible for tax purposes.

On September 15, 2008, the Company acquired seven ALFs located in Kansas for an aggregate of $9,026. The acquired facilities added 208 units to the Company’s operations. The acquisition was financed by borrowings of $9,000 on the Company’s revolving credit facility. The allocation of the purchase price to the acquired assets follows:

Purchase price and other costs related to the purchase		$9,026
Land and land improvements	$613
Buildings and leasehold improvements	6,425
Furniture and equipment	1,015
Other	63

Total assets acquired		8,116

Goodwill		$910

The $910 of goodwill was assigned to the LTC segment. The total amount of goodwill is deductible for tax purposes.

On a pro forma basis, assuming that the April 1, 2007 Missouri acquisitions, the September 1, 2007 New Mexico acquisitions, the April 1, 2008 Wichita, Kansas acquisition and the September 15, 2008 Kansas acquisitions had occurred on January 1, 2007, the Company’s consolidated results of operations would have been as follows:

	Year Ended December 31,
	2008	2007

Revenue	$739,317	$701,206

Income from continuing operations	$37,347	$16,365

Net income available to common stockholders	$37,347	$9,011

Earnings per common share, basic	$1.02	$0.33

Earnings per common share, diluted	$1.01	$0.33

6.	Business Segments

The Company has two reportable operating segments — LTC, which includes the operation of skilled nursing and assisted living facilities and is the most significant portion of its business, and ancillary services, which includes

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

the Company’s rehabilitation therapy and hospice businesses. The “other” category includes general and administrative items. The Company’s reporting segments are business units that offer different services and products, and that are managed separately due to the nature of the services provided or the products sold. Prior to 2008, the Company reported revenue generated from services provided to a third-party-owned SNF in other revenue. Services for each such SNF are performed by personnel in the Company’s LTC segment. Accordingly, $602 and $505 of revenue have been more appropriately reclassified as LTC segment revenue in the years ended 2007 and 2006, respectively. In addition, intercompany rent of $27,382 and $23,835 that was previously charged to long-term care services has been eliminated in the years ended 2007 and 2006, respectively, for segment reporting purposes.

At December 31, 2008, LTC services are provided by 75 wholly owned SNF operating companies that offer post-acute, rehabilitative and specialty skilled nursing care, as well as 21 wholly owned ALF operating companies that provide room and board and social services. Ancillary services include rehabilitative services such as physical, occupational and speech therapy provided in the Company’s facilities and in unaffiliated facilities by its wholly owned operating company, Hallmark Rehabilitation GP, LLC. Also included in the ancillary services segment is the Company’s hospice business that began providing care to patients in October 2004.

The Company evaluates performance and allocates resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. Accordingly, earnings before net interest, tax, depreciation and amortization (“EBITDA”) is used as the primary measure of each segment’s operating results because it does not include such costs as interest expense, income taxes, and depreciation and amortization which may vary from segment to segment depending upon various factors, including the method used to finance the original purchase of a segment or the tax law of the states in which a segment operates. By excluding these items, the Company is better able to evaluate operating performance of the segment by focusing on more controllable measures. General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss, and are included in the “other” category in the selected segment financial data that follows. The accounting policies of the reporting segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 2. Intersegment sales and transfers are recorded at cost plus standard mark-up; intersegment transactions has been eliminated in consolidation.

The following table sets forth selected financial data by business segment:

	Long-term	Ancillary
	Care Services	Services	Other	Eliminations	Total

Year ended December 31, 2008
Revenue from external customers	$643,476	$89,854	$—	$—	$733,330
Intersegment revenue	4,031	65,174	—	(69,205)	—

Total revenue	$647,507	$155,028	$—	$(69,205)	$733,330

Segment capital expenditures	$46,062	$1,416	$2,148	$—	$49,626
EBITDA(1)	$118,206	$18,602	$(21,988)	$—	$114,820
Year ended December 31, 2007
Revenue from external customers	$555,620	$78,987	$—	$—	$634,607
Intersegment revenue	1,448	60,446	—	$(61,894)	—

Total revenue	$557,068	$139,433	$—	$(61,894)	$634,607

Segment capital expenditures	$27,931	$479	$988	$—	$29,398
EBITDA(1)	$101,555	$19,607	$(30,851)	$—	$90,311

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

	Long-term	Ancillary
	Care Services	Services	Other	Eliminations	Total

Year ended December 31, 2006
Revenue from external customers	$470,263	$61,394	$—	$—	$531,657
Intersegment revenue	—	51,428	—	$(51,428)	—

Total revenue	$470,263	$112,822	$—	$(51,428)	$531,657

Segment capital expenditures	$20,086	$606	$1,575	$—	$22,267
EBITDA(1)	$87,550	$18,704	$(17,718)	$—	$88,536

The following table presents the segment assets by business segments:

	Long-term	Ancillary
	Care Services	Services	Other	Total

December 31, 2008:
Segment total assets	$887,986	$75,246	$50,610	$1,013,842
Goodwill and intangibles included in total assets	$444,129	$36,143	$—	$480,272
December 31, 2007:
Segment total assets	$837,548	$71,695	$60,864	$970,107
Goodwill and intangibles included in total assets	$447,304	$36,498	$—	$483,802

(1)	EBITDA is defined as net income before depreciation, amortization and interest expense (net of interest income) and the provision for (benefit from) income taxes. EBITDA margin is EBITDA as a percentage of revenue. The Company prepares Adjusted EBITDA by adjusting EBITDA (each to the extent applicable in the appropriate period) for:

•	the change in fair value of an interest rate hedge;

•	gains or losses on sale of assets; and

•	the write-off of deferred financing costs of extinguished debt

The Company believes that the presentation of EBITDA and Adjusted EBITDA provides useful information regarding its operational performance because it enhances the overall understanding of the financial performance and prospects for the future of core business activities.

Specifically, the Company believes that a report of EBITDA and Adjusted EBITDA provides consistency in its financial reporting and provides a basis for the comparison of results of core business operations between current, past, and future periods. EBITDA and Adjusted EBITDA are two of the primary indicators management uses for planning and forecasting in future periods, including trending and analyzing the core operating performance of business from period-to-period without the effect of U.S. generally accepted accounting principles, or GAAP, expenses, revenues and gains that are unrelated to the day-to-day performance of business. The Company also uses EBITDA and Adjusted EBITDA to benchmark the performance of business against expected results, analyzing year-over-year trends as described below and to compare operating performance to that of competitors.

Management uses both EBITDA and Adjusted EBITDA to assess the performance of core business operations, to prepare operating budgets and to measure performance against those budgets on a consolidated, segment and a facility-by-facility level. The Company typically uses Adjusted EBITDA for these purposes at the administrative

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

level (because the adjustments to EBITDA are not generally allocable to any individual business unit) and the Company typically uses EBITDA to compare the operating performance of each skilled nursing and assisted living facility, as well as to assess the performance of operating segments: long-term care services, which include the operation of skilled nursing and assisted living facilities; and ancillary services, which include rehabilitation therapy and hospice businesses. EBITDA and Adjusted EBITDA are useful in this regard because they do not include such costs as interest expense (net of interest income), income taxes, depreciation and amortization expense and special charges, which may vary from business unit to business unit and period-to-period depending upon various factors, including the method used to finance the business, the amount of debt that the Company has determined to incur, whether a facility is owned or leased, the date of acquisition of a facility or business, the original purchase price of a facility or business unit or the tax law of the state in which a business unit operates. These types of charges are dependent on factors unrelated to the underlying business. As a result, the Company believes that the use of EBITDA and Adjusted EBITDA provides a meaningful and consistent comparison of its underlying business between periods by eliminating certain items required by GAAP which have little or no significance in day-to-day operations.

The Company also makes capital allocations to each of its facilities based on expected EBITDA returns and establish compensation programs and bonuses for facility-level employees that are based upon the achievement of pre-established EBITDA and Adjusted EBITDA targets.

Finally, the Company uses Adjusted EBITDA to determine compliance with debt covenants and assess its ability to borrow additional funds and to finance or expand operations. The credit agreement governing the first lien term loan uses a measure substantially similar to Adjusted EBITDA as the basis for determining compliance with financial covenants, specifically minimum interest coverage ratio and maximum total leverage ratio, and for determining the interest rate of the first lien term loan. The indenture governing the 11% senior subordinated notes also uses a substantially similar measurement for determining the amount of additional debt the Company may incur. For example, both the credit facility and the indenture governing the 11% senior subordinated notes include adjustments for (i) gain or losses on sale of assets, (ii) the write-off of deferred financing costs of extinguished debt; (iii) reorganization expenses; and (iv) fees and expenses related to the transaction with Onex Corporation affiliates in December 2005. Non-compliance with these financial covenants could lead to acceleration of amounts due under the credit facility. In addition, if the Company cannot satisfy certain financial covenants under the indenture for the 11% senior subordinated notes, the Company cannot engage in certain specified activities, such as incurring additional indebtedness or making certain payments.

Despite the importance of these measures in analyzing underlying business, maintaining financial requirements, designing incentive compensation and for goal setting both on an aggregate and operating company level basis, EBITDA and Adjusted EBITDA are non-GAAP financial measures that have no standardized meaning defined by GAAP. Therefore, EBITDA and Adjusted EBITDA measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of results as reported under GAAP. Some of these limitations are:

•	they do not reflect the Company’s cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, working capital needs;

•	they do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on debt;

•	they do not reflect any income tax payments the Company may be required to make;

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	they are not adjusted for all non-cash income or expense items that are reflected in consolidated statements of cash flows;

•	they do not reflect the impact on earnings of charges resulting from certain matters the Company does consider not to be indicative of on-going operations; and

•	other companies in the Company’s industry may calculate these measures differently than the Company does, which may limit their usefulness as comparative measures.

The Company compensates for these limitations by using them only to supplement net income on a basis prepared in conformance with GAAP in order to provide a more complete understanding of the factors and trends affecting its business. The Company strongly encourage investors to consider net income determined under GAAP as compared to EBITDA and Adjusted EBITDA, and to perform their own analysis, as appropriate.

The following table provides a reconciliation from net income which is the most directly comparable financial measure presented in accordance with GAAP for the periods indicated:

	2008	2007	2006

Net income	$37,209	$17,149	$17,337
Plus
Provision for (benefit from) income taxes	20,052	12,952	12,204
Depreciation and amortization	20,978	17,687	13,897
Interest expense, net of interest income	36,581	42,523	45,098

EBITDA	114,820	90,311	88,536
Change in fair value of interest rate hedge(a)	—	40	197
(Gain) Loss on sale of assets(b)	62	—	—
Premium on redemption of debt and write-off of deferred financing costs of extinguished debt(c)	—	11,648	—

Adjusted EBITDA	$114,882	$101,999	$88,733

Notes

(a)	Changes in fair value of an interest rate hedge are unrelated to the core operating activities and the Company believes that adjusting for these amounts allows them to focus on actual operating costs at its facilities.

(b)	While gains or losses on sales of assets are required under GAAP, these amounts are also not reflective of income and losses of the Company’s underlying business.

(c)	Write-offs for deferred financing costs are the result of distinct capital structure decisions made by management and are unrelated to day-to-day operations. These write-offs reflect a $7,700 redemption premium on $70,000 of the 11.0% senior subordinated noted that the Company redeemed in June 2007, before their scheduled maturities in 2014.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

7.	Debt

Long-term debt consists of the following at December 31, 2008:

	2008	2007

Revolving Loan, base interest rate, comprised of prime plus 1.75% (5.00% at December 31, 2008) collateralized by substantially all assets of the Company, due 2010	$3,000	$8,000
Revolving Loan, interest rate based on LIBOR plus 2.75% (5.00% at December 31, 2008) collateralized by substantially all assets of the Company, due 2010	78,000	60,000
Term Loan, interest rate based on LIBOR plus 2.00% (4.74% at December 31, 2008) collateralized by substantially all assets of the Company, due 2012	250,900	253,500
2014 Notes, interest rate 11.0%, with an original issue discount of $545 and $652 at December 31, 2008 and 2007, respectively, interest payable semiannually, principal due 2014, unsecured	129,455	129,348
Notes payable, fixed interest rate 6.5%, payable in monthly installments, collateralized by a first priority deed of trust, due November 2014	1,669	1,893
Insurance premium financing	5,059	2,310
Present value of capital lease obligations at effective interest rates, collateralized by property and equipment	2,178	3,385

Total long-term debt and capital leases	470,261	458,436
Less amounts due within one year	(7,812)	(6,335)

Long-term debt and capital leases, net of current portion	$462,449	$452,101

Term Loan and Revolving Loan

The Amended and Restated First Lien Credit Agreement (“the Credit Agreement”), as amended following the Onex Transaction, consists of a $250,900 Term Loan (“the Term Loan”) and a $135,000 Revolving Loan (the “Revolving Loan”), of which $81,000 has been drawn and approximately $4,600 has been drawn as a letter of credit as of December 31, 2008, leaving approximately $49,400 of additional borrowing capacity under the Revolving Loan as of December 31, 2008. The Term Loan is due in full on June 15, 2012, less principal reductions of 1% per annum required on the Term Loan, payable on a quarterly basis, and the Revolving Loan is due in full on June 15, 2010. The Credit Agreement may be prepaid at any time without penalty except for LIBOR breakage costs. The Credit Agreement is secured by substantially all assets of the Company. Under the Credit Agreement, subject to certain exceptions, the Company is required to apply all of the proceeds from any issuance of debt, half of the proceeds from any issuance of equity, half of the Company’s excess annual cash flow, as defined in the Credit Agreement, and, subject to permitted reinvestments, all amounts received in connection with any sale of the Company’s assets and casualty insurance and condemnation or eminent domain proceedings, in each case to repay the outstanding amounts under the Credit Agreement. As of December 31, 2008, the loans bore interest, at the Company’s election, either at the prime rate plus an initial margin of 1.25% on the Term Loan and 1.75% on the revolving loan, or the LIBOR plus a margin of 2.00% on the Term Loan and 2.75% on the Revolving Loan and have commitment fees on the unused portions of 0.375% to 0.5%. The interest rate margin on the Term Loan can be reduced by as much as 0.50% based on the Company’s credit rating. Furthermore, the Company has the right to increase its borrowings under the Term Loan and/or the Revolving Loan up to an aggregate amount of $90,000 provided that the Company is in compliance with the Credit Agreement, that the additional debt would not cause any Credit Agreement covenant violations, and that existing lenders within the credit facility or new lenders agree to increase their commitments.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

Senior Subordinated Notes

In December 2005, Acquisition issued and SHG assumed the 2014 Notes in an aggregate principal amount of $200,000, with an interest rate of 11.0%. The 2014 Notes were issued at a discount of $1,334. Interest is payable semiannually in January and July of each year. The 2014 Notes mature on January 15, 2014. The 2014 Notes are unsecured senior subordinated obligations and rank junior to all of the Company’s existing and future senior indebtedness, including indebtedness under the Amended and Restated First Lien Credit Agreement. The 2014 Notes are guaranteed on a senior subordinated basis by certain of the Company’s current and future companies (Note 13). Proceeds from the 2014 Notes were used in part to repay the Second Lien Credit Agreement.

Prior to January 15, 2009, the Company had the option to redeem up to 35.0% of the principal amount of the 2014 Notes with the proceeds of certain sales of the Company’s equity securities at 111.0% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that at least 65.0% of the aggregate principal amount of the 2014 Notes remained outstanding after the occurrence of each such redemption; and provided further that such redemption occurred within 90 days after the consummation of any such sale of the Company’s equity securities. In June 2007, after completion of the Company’s initial public offering, the Company redeemed $70,000 of the 11.0% senior subordinated notes before their scheduled maturities. These notes had an interest rate of 11.0% and a maturity date of January 15, 2014. A redemption premium of $7,700 was recorded, as well as write-offs of $3,568 of unamortized debt costs and $380 of original issue discount associated with this redemption of debt.

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

The covenants also include certain limitations, including the incurrence of additional indebtedness, liens, investments in other businesses, annual capital expenditures and, in the case of the 2014 Notes, issuance of preferred stock. Furthermore, the Company must permanently reduce the principal amount of debt outstanding by applying the proceeds from any asset sale, insurance or condemnation payments, additional indebtedness or equity securities issuances, and 25% to 50% of excess cash flows from operations based on the leverage ratio then in effect. The Company believes that it was in compliance with its debt covenants at December 31, 2008.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

Scheduled Maturities of Long-Term Debt

The scheduled maturities of long-term debt and capital lease obligations as of December 31, 2008 are as follows:

	Capital	Long-Term
	Leases	Debt	Total

2009	$170	$7,785	$7,955
2010	2,151	83,733	85,884
2011	—	2,742	2,742
2012	—	243,250	243,250
2013	—	160	160
Thereafter	—	130,958	130,958

	2,321	468,628	470,949
Less original issue discount at December 31, 2008	—	545	545
Less amount representing interest	143	—	143

	$2,178	$468,083	$470,261

Interest Rate Swap

The Company uses the Credit Agreement and 11.0% Senior Subordinated Notes to finance its operations. The Credit Agreement exposes the Company to variability in interest payments due to changes in interest rates. In November 2007, the Company entered into a $100,000 interest rate swap agreement in order to manage fluctuations in cash flows resulting from interest rate risk. This interest rate swap changes a portion of the Company’s variable-rate cash flow exposure to fixed-rate cash flows at an interest rate of 6.4% until December 31, 2009. The Company continues to assess its exposure to interest rate risk on an ongoing basis.

For 2008, the total net loss recognized from converting from floating rate (three-month LIBOR) to fixed rate from a portion of the interest payments under the Company’s long-term debt obligations was approximately $1,184. At December 31, 2008, an unrealized loss of $1,842 (net of income tax) is included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreement as of December 31, 2008:

					Year Ended
	Notional		Effective		December 31,	Fair Value
Loan	Amount	Trade Date	Date	Maturity	2008	(Pre-tax)

First Lien	$100,000	10/24/07	10/31/07	12/31/09	($1,089)	($3,007)

The fair value of interest rate swap agreements designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. The Company evaluates the effectiveness of the cash flow hedge, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities on a quarterly basis. The change in fair value is recorded as a component of other comprehensive income. Should the hedge become ineffective, the change in fair value would be recognized in the consolidated statements of operations.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

8.	Other Current Assets and Other Assets

Other current assets consisted of the following at December 31:

	2008	2007

Receivable from escrow	$—	$7,031
Income tax refund receivable	2,739	—
Supply inventories	2,684	2,533
Current portion of notes receivable	1,523	2,056
Other current assets	537	77

	$7,483	$11,697

Other assets consisted of the following at December 31:

	2008	2007

Equity investment in pharmacy joint venture	$5,082	$4,183
Restricted cash	12,454	10,697
Investments	1,515	2,666
Deposits and other assets	4,746	4,915

	$23,797	$22,461

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

Restricted Cash

In August 2003, SHG formed Fountain View Reinsurance, Ltd., (the “Captive”) a wholly owned offshore captive insurance company, for the purpose of insuring its workers’ compensation liability in California. In connection with the formation of the Captive, the Company funds its estimated losses and is required to maintain certain levels of cash reserves on hand. As the use of these funds is restricted, the funds are classified as restricted cash in the Company’s consolidated balance sheets. Additionally, restricted cash includes amounts on deposit at the Company’s workers’ compensation third party claims administrator.

Investments

The Company has cash reserves held by the Captive, a portion of which was previously invested in investment-grade corporate bonds. These investments were classified as available-for-sale. As of December 31, 2007, the $2,666 of investments consists of cash and $1,450 of corporate bonds that matured in 2008. The bonds had a net carrying amount of $1,447 as of December 31, 2007. Proceeds from the sale of securities were $0 and $3,326 in 2008 and 2007, respectively. Losses of $416 were realized in 2007 as an other-than-temporary impairment of these securities.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

Deposits

In the normal course of business the Company is required to post security deposits with respect to its leased properties and to many of the vendors with which it conducts business.

9.	Property and Equipment

Property and equipment consisted of the following at December 31:

	2008	2007

Land and land improvements	$57,604	$55,508
Buildings and leasehold improvements	251,690	207,447
Furniture and equipment	50,479	31,630
Construction in progress	26,811	23,215

	386,584	317,800
Less accumulated depreciation	(40,118)	(23,519)

	$346,466	$294,281

10.	Income Taxes

The income tax expense from continuing operations consisted of the following for the years ended December 31:

	2008	2007	2006

Federal:
Current	$17,879	$7,886	$14,118
Deferred	486	2,710	(3,648)
State:
Current	2,820	2,163	2,377
Deferred	(1,133)	193	(643)

	$20,052	$12,952	$12,204

A reconciliation of the income tax expense on income computed at statutory rates to the Company’s actual effective tax rate is summarized as follows for the years ended December 31:

	2008	2007	2006

Federal rate (35)%	$20,041	$10,535	$10,339
State taxes, net of federal tax benefit	1,096	1,531	1,127
Uncertain tax positions and related interest	(1,350)	916	451
Other, net	265	(30)	287

	$20,052	$12,952	$12,204

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

is primarily dependent upon the Company generating sufficient operating income during the periods in which temporary differences become deductible. At December 31, 2008 and 2007, a valuation allowance of $57 and $1,300, respectively, remains and is attributable at December 31, 2008 to tax loss carryforwards and at December 31, 2007 to certain state tax credit and tax loss carryforwards. At December 31, 2008, the Company has California Enterprise Zone tax credits for California income tax purposes of $1,046 which do not expire.

Significant judgment is required in determining the Company’s provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. While the Company believes that its tax return positions are supportable, there are certain positions that may not be sustained upon review by tax authorities. While the Company believes that adequate accruals have been made for such positions, the final resolution of those matters may be materially different than the amounts provided for in the Company’s historical income tax provisions and accruals.

Significant components of the Company’s deferred income tax assets and liabilities at December 31 are as follows:

	2008		2007
		Non-		Non-
	Current	Current	Current	Current

Deferred income tax assets:
Vacation and other accrued expenses	$4,392	$3,497	$3,849	$2,437
Allowance for doubtful accounts	4,750	—	3,778	—
Professional liability accrual	3,330	8,504	6,482	6,206
Rent accrual	263	2,355	528	1,454
Asset retirement obligation, net	—	1,489	—	1,232
Fair value of hedge	1,225	—	—	500
Other	748	455	331	895

Total deferred income tax assets	14,708	16,300	14,968	12,724
Deferred income tax liabilities:
Intangible assets	—	(11,216)	—	(11,007)
Fixed assets	—	(5,484)	—	(2,714)
Other	—	—	—	—

Total deferred income tax liabilities	—	(16,700)	—	(13,721)

Net deferred income tax assets	14,708	(400)	14,968	(997)
Valuation allowance	—	(57)	—	(1,300)

Net deferred income tax assets (liabilities)	$14,708	$(457)	$14,968	$(2,297)

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

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for 2008 and 2007:

	2008	2007

Balance at January 1	$11,027	11,107
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	1,482
Reductions for tax positions of prior years	—	(1,482)
Settlements	—	(80)
Reductions for lapses of statutes	(8,200)	—

Balance at December 31,	$2,827	$11,027

At December 31, 2008, the total amount of unrecognized tax benefit was $2,827. As a result of the adoption of SFAS 141R, $2,520 of the unrecognized tax benefit will result in a benefit to the provision for income taxes in 2009 and subsequent years, if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes line item of the consolidated statements of operations. As of December 31, 2008 and 2007, the Company had accrued approximately $392 and $3,553, respectively, in interest and penalties on uncertain tax positions, net of approximately $166 and $1,132, respectively, of tax benefit. If reversed, the entire balance will result in a benefit to the provision for income taxes in 2009 and subsequent years.

The Company’s tax years 2005 and forward are subject to examination by the IRS and from 2003 forward by the Company’s material state jurisdictions. With normal closures of the statute of limitations, the Company anticipates that there is a reasonable possibility that the amount of unrecognized tax benefits will decrease by $2,827 within the next 12 months.

11.	Stockholders’ Equity

In December 2005, in connection with the Onex Transaction, the Sponsors, the Rollover Investors and certain new investors that invested in Skilled received an aggregate of 11,299 shares of Skilled common stock for a purchase price of $0.20 per share and 22 shares of Skilled Series A convertible preferred stock for a purchase price of $9,900 per share (the “Series A Purchase Price”).

Dividends accrued on the then outstanding Skilled Series A convertible preferred stock on a daily basis at a rate of 8% per annum on the sum of the Series A Purchase Price and the accumulated and unpaid dividends thereon. Such dividends accrued whether or not they were declared and whether or not there were profits, surplus or other funds of Skilled legally available for the payment of dividends. There were no cumulative dividends at December 31, 2008 and 2007.

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

12.	Stock-Based Compensation

2005 Restricted Stock Plan

In December 2005, Skilled’s board of directors adopted a restricted stock plan with respect to Skilled’s class B common stock (the “Restricted Stock Plan”). The Restricted Stock Plan provided for awards of restricted stock to Skilled’s and its companies’ officers and other key employees. Such grants of restricted stock were required to be evidenced by restricted stock agreements and were subject to the vesting and other requirements as determined at the time of grant by a committee appointed by Skilled’s board of directors. Restricted shares of each initial participant vest (i) 25% on the date of grant and (ii) 25% on each of the first three anniversaries of the date of grant, unless such initial participant ceases to be an employee of or consultant to Skilled or any of its companies on the relevant anniversary date. In addition, all restricted shares will vest in the event that a third party acquires (i) enough of Skilled’s capital stock to elect a majority of its board of directors or (ii) all or substantially all of the assets of Skilled and its companies. As of December 31, 2008, the aggregate number of shares of class B stock issued under the Restricted Stock Plan was 1,324. As of April 2007, no new shares of common stock are available for issuance under this plan.

2007 Incentive Award Plan

In April 2007, Skilled’s board of directors adopted the Skilled Healthcare Group, Inc. 2007 Incentive Award Plan (the “2007 Plan”) that provides for cash-based and equity-based awards to the Company’s officers and other key employees. Under the 2007 Plan, an aggregate number of 1,123 shares of the Company’s class A stock was authorized for issuance.

In May 2008, the stockholders of the Company approved the Company’s Amended and Restated Skilled Healthcare Group, Inc. 2007 Incentive Award Plan, increasing the number of shares of the Company’s class A common stock that may be issued under the 2007 Incentive Award Plan by 1,500 shares to a total of 2,623 shares. The Amended and Restated Plan became effective immediately upon stockholder approval.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

Awards granted under the 2007 Plan are subject to vesting and other requirements as determined at the time of grant by a committee appointed by Skilled’s board of directors. Restricted stock awards are amortized over their applicable vesting period using the straight-line method. As of December 31, 2008, the aggregate number of class A stock issued under the 2007 plan was 387.

Under the 2007 Plan, incentive and nonqualified stock options may be granted to eligible participants for the right to purchase common stock at a specified price which may not be less than the fair market value on the date of the grant. Based on the terms of individual option grants, options granted under the 2007 Plan generally expire 10 years after the grant date and generally become exercisable over a period of four years, with annual vesting, based on continued employment. In 2008 and 2007, the Company granted 144 options and 169 options, respectively, to purchase shares of class A common stock . There were no options issued or outstanding at December 31, 2006.

During the year ended December 31, 2008, the following restricted stock award activity occurred under the Company’s existing plans:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Non-vested balance at January 1, 2008	408	$2.85
Granted	309	12.49
Vested	(319)	1.98
Forfeited	(46)	0.74

Non-vested balance at December 31, 2008	352	$12.36

As of December 31, 2008, there was approximately $3,606 of total unrecognized compensation costs related to nonvested stock awards. These costs have a weighted-average remaining recognition period of 3.1 years. The total fair value of shares vested during the year ended December 31, 2008, 2007, and 2006 was $630, $65, and $65, respectively.

The fair value of the stock option grants for the years ended December 31, 2008 and 2007 under SFAS 123R was estimated on the date of the grants using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2008	2007

Risk-free interest rate	3.23%	4.51%
Expected life	6.25 years	5.85 years
Dividend yield	0%	0%
Volatility	40.6%	32.7%
Weighted-average fair value	$5.89	$6.16

The Company estimated the expected volatility by examining the historical and implied volatilities of comparable publicly-traded companies due to the Company’s limited trading history and because the Company does not have any publicly-traded options.

There were no options exercised during the years 2008 and 2007. As of December 31, 2008, there was $965 of unrecognized compensation cost related to nonvested stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 2.6 years. To the extent the forfeiture rate is different

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

than the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations. Upon option exercise, the Company will issue new shares of stock.

The following table summarizes stock option activity for the year ended December 31, 2008:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding at January 1, 2008	169	$15.42
Granted	144	$13.13
Exercised	—	$—
Forfeited or cancelled	(4)	$15.50

Outstanding at December 31, 2008	309	$14.35	8.58	$—

Exercisable at December 31, 2008	74	$15.45	8.21	$—

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.

13.	Commitments and Contingencies

Leases

The Company leases certain of its facilities under noncancelable operating leases. The leases generally provide for payment of property taxes, insurance and repairs, and have rent escalation clauses, principally based upon the Consumer Price Index or other fixed annual adjustments.

The future minimum rental payments under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2008 are as follows:

2009	17,425
2010	16,031
2011	15,998
2012	15,258
2013	11,740
Thereafter	59,245

$135,697

The Company has entered into a lease for a building in Houston, Texas, that is currently under construction. The lease payments shall commence when the building is completed and will be a percentage of the total construction costs. As of December 31, 2008, the commencement date and amount of the rent is not determinable and is excluded from the commitments schedule.

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

On May 4, 2006, three plaintiffs filed a complaint against the Company in the Superior Court of California, Humboldt County, entitled Bates v. Skilled Healthcare Group, Inc. and twenty-three of its companies. In the complaint, the plaintiffs allege, among other things, that certain California-based facilities operated by the Company’s wholly owned operating companies failed to provide an adequate number of qualified personnel to care for their residents and misrepresented the quality of care provided in their facilities. Plaintiffs allege these failures violated, among other things, the residents’ rights, the California Health and Safety Code, the California Business and Professions Code and the Consumer Legal Remedies Act. Plaintiffs seek, among other things, restitution of money paid for services allegedly promised to, but not received by, facility residents during the period from September 1, 2003 to the present. The complaint further sought class certification of in excess of 18,000 plaintiffs as well as injunctive relief, punitive damages and attorneys’ fees.

In response to the complaint, the Company filed a demurrer. On November 28, 2006, the Humboldt Court denied the demurrer. On January 31, 2008, the Humboldt Court denied the Company’s motion for a protective order as to the names and addresses of residents within the facility and on April 7, 2008, the Humboldt Court granted plaintiffs’ motion to compel electronic discovery by the Company. On May 27, 2008, plaintiffs’ motion for class certification was heard, and the Humboldt Court entered its order granting plaintiffs’ motion for class certification on June 19, 2008. The Company subsequently petitioned the California Court of Appeal, First Appellate District, for a writ and reversal of the order granting class certification. The Court of Appeal denied the Company’s writ on November 6, 2008 and the Company accordingly filed a petition for review with the California Supreme Court. On January 21, 2009, the California Supreme Court denied the Company’s petition for review and the order granting class certification remains in place. Primary professional liability insurance coverage has been exhausted for the policy year applicable to this case. The excess insurance carrier issuing the policy applicable to this case has recently issued its reservation of rights to preserve an assertion of non-coverage for this case. Given the uncertainty of the pleadings and facts at this juncture in the litigation, an assessment of potential exposure is uncertain at this time.

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

Insurance

The Company maintains insurance for general and professional liability, workers’ compensation, employee benefits liability, property, casualty, directors’ and officers’ liability, inland marine, crime, boiler and machinery,

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

automobile, employment practices liability and earthquake and flood. The Company believes that its insurance programs are adequate and where there has been a direct transfer of risk to the insurance carrier, the Company does not recognize a liability in the consolidated financial statements. The Company reduced (increased) its workers’ compensation and general and professional liability related to prior policy years by $4,099, $(262), and $2,897 in the years ended December 31, 2008, 2007, and 2006, respectively.

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

The Company has a professional and general liability claims-made-based insurance policy with an individual claim limit of $2,000 per loss and a $6,000 annual aggregate limit for its California, Texas, New Mexico and Nevada facilities. Under this program, which expired on August 31, 2008, the Company retains an unaggregated $1,000 self-insured professional and general liability retention per claim.

In September 2008, California-based skilled nursing facility companies purchased individual three-year professional and general liability insurance policies with a per occurrence and annual aggregate coverage limit of $1,000 and $3,000, respectively, and an unaggregated $100 per claim self-insured retention.

The Company has a three-year excess liability policy with applicable aggregate limits of $14,000 for losses arising from claims in excess of $1,000 for the California assisted living facilities and the Texas, New Mexico, Nevada, Kansas and Missouri facilities. The Company retains an unaggregated self-insured retention of $1,000 per claim for all Texas, New Mexico and Nevada facilities and its California assisted living facilities.

The Company’s Kansas facilities are insured on an occurrence basis with a per occurrence and annual aggregate coverage limit of $1,000 and $3,000, respectively. There are no applicable self-insurance retentions or deductibles under these contracts. The Company’s Missouri facilities are underwritten on a claims-made basis with no applicable self-insured retentions or deductibles and have a per occurrence and annual aggregate coverage limit of $1,000 and $3,000, respectively.

From September 2004 through August 2006, the Company was covered by a multiyear aggregate excess professional and general liability insurance policy providing $10,000 of coverage for losses arising from claims in excess of $5,000 in California, Texas and Nevada. Kansas and Missouri were added to this plan at the time of their acquisitions in 2005 and 2006, respectively. From September 2006 through August 2008, this excess coverage was modified to increase the coverage to $12,000 for losses arising from claims in excess of $3,000, which are reported after the September 1, 2006 change. The Company’s ten New Mexico facilities were also covered under this policy after their acquisition in September 2007.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

A summary of the liabilities at December 31, related to insurance risks are as follows:

	2008							2007
	General and							General and
	Professional		Employee		Workers’			Professional		Employee		Workers’
	Liability		Medical		Compensation		Total	Liability		Medical		Compensation		Total

Current	$8,172	(1)	$1,551	(2)	$3,906	(2)	$13,629	$15,909	(1)	$1,070	(2)	$3,546	(2)	$20,525
Non-current	20,871		—		9,783		30,654	15,230		—		9,018		24,248

	$29,043		$1,551		$13,689		$44,283	$31,139		$1,070		$12,564		$44,773

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.

Hallmark Indemnification

Hallmark Investment Group, Inc. (“Hallmark”), the Company’s wholly owned rehabilitation services company, provides physical, occupational and speech therapy services to various unaffiliated skilled nursing facilities. These unaffiliated skilled nursing facilities are reimbursed for these services from the Medicare Program and other third-party payors. Hallmark has indemnified these unaffiliated skilled nursing facilities from a portion of certain disallowances of these services. Additionally, to the extent a RAC is successful in making a claim for recoupment of revenue from any of these skilled nursing facilities, the Company will typically be required to indemnify them for this loss. RAC recoupment risk is described in Note 2 — Summary of Significant Accounting Policies.

Financial Guarantees

Substantially all of the Company’s companies guarantee the 11.0% senior subordinated notes maturing on January 15, 2014, the Company’s first lien senior secured term loan and the Company’s revolving credit facility (Note 8). The guarantees provided by the companies are full and unconditional and joint and several. Other companies of the Company that are not guarantors are considered minor. The Company has no independent assets or operations.

Purchase Commitment

As of December 31, 2008, the Company had a commitment of $823 related to the development of long-term facilities currently under development.

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

The Company sponsors a defined contribution plan covering substantially all employees who meet certain eligibility requirements. In the year ended December 31, 2006, the Company did not contribute to this plan. In 2008 and 2007, the Company recorded $586 and $482, respectively, of matching contributions, which were funded in February 2009 and February 2008.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts In Thousands, Except Per Share Data)

16.	Quarterly Financial Information (Unaudited)

The following table summarizes unaudited quarterly financial data for the years ended December 31, 2008 and 2007 (amounts in thousands, except per share data):

	Quarter Ended
	December 31	September 30	June 30	March 31

2008:
Revenue	$189,781	$182,474	$180,348	$180,727
Total expense	165,057	161,813	157,360	157,991
Other income (expenses), net	(8,264)	(8,524)	(8,234)	(8,826)

Income before provision for income taxes	16,460	12,137	14,754	13,910
Provision (benefit) for income taxes	6,195	2,561	5,830	5,466

Net income (loss)	10,265	9,576	8,924	8,444
Earnings per share data:
Earnings per common share, basic	$0.28	$0.26	$0.24	$0.23
Earnings per common share, diluted	$0.28	$0.26	$0.24	$0.23
Weighted-average common shares outstanding, basic	36,606	36,578	36,558	36,551
Weighted-average common shares outstanding, diluted	36,893	36,909	36,871	36,881

	Quarter Ended
	December 31	September 30	June 30	March 31
	(Unaudited)

2007:
Revenue	$177,393	$161,468	$151,091	$144,655
Total expense	155,405	140,489	130,663	125,365
Other income (expenses), net	(9,475)	(9,314)	(22,537)	(11,258)

Income before provision for income taxes	12,513	11,665	(2,109)	8,032
Provision (benefit) for income taxes	5,329	4,801	(556)	3,378

Net income (loss)	7,184	6,864	(1,553)	4,654
Accretion on preferred stock	—	—	(2,582)	(4,772)

Net (loss) income attributable to common stockholders	$7,184	$6,864	$(4,135)	$(118)

Earnings per share data:
Earnings per common share, basic	$0.20	$0.19	$(0.18)	$(0.01)
Earnings per common share, diluted	$0.19	$0.19	$(0.18)	$(0.01)
Weighted-average common shares outstanding, basic	36,249	36,236	23,437	11,959
Weighted-average common shares outstanding, diluted	36,886	36,917	23,437	11,959

Earnings per basic and diluted share are computed independently for each of the quarters presented based upon basic and diluted shares outstanding per quarter and therefore may not sum to the totals for the year.

(a)  2. Financial Statement Schedule:

SKILLED HEALTHCARE GROUP, INC.

SCHEDULE II — VALUATION ACCOUNTS

	Balance at	Charged to
	Beginning of	Costs and		Balance at End
	Period	Expenses	Deductions(1)	of Period
	(In thousands)

Accounts receivable allowances
Year Ended December 31, 2008	$9,717	$10,087	$(5,468)	$14,336
Year Ended December 31, 2007	$7,889	$6,116	$(4,288)	$9,717
Year Ended December 31, 2006	$5,678	$5,791	$(3,580)	$7,889
Notes receivable allowances
Year Ended December 31, 2008	$—	$—	$—	$—
Year Ended December 31, 2007	$—	$—	$—	$—
Year Ended December 31, 2006	$631	$(352)	$(279)	$—

(1)	Uncollectible accounts written off, net of recoveries

S-1

INDEX OF EXHIBITS

Number	Description

2.1	Agreement and Plan of Merger, dated as of October 22, 2005, among SHG Acquisition Corp., SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc. (filed as Exhibit 2.1 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference)
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated October 22, 2005, by and between SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc. (filed as Exhibit 2.2 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference)
2.3	Asset Purchase Agreement, dated as of January 31, 2006, by and among Skilled Healthcare Group, Inc., each of the entities listed on Schedule 2.1 thereto, M. Terence Reardon and M. Sue Reardon, individually and as Trustee of the M. Terence Reardon Trust U.T.A. dated June 26, 2003, and M. Sue Reardon and M. Terence Reardon, as Trustees of the M. Sue Reardon Trust U.T.A. dated June 26, 2003 (filed as Exhibit 2.3 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference)
2.4	Agreement and Plan of Merger, dated as of February 7, 2007, by and among SHG Holding Solutions, Inc., and Skilled Healthcare Group, Inc. (filed as Exhibit 2.4 to our Registration Statement on Form S-1/A, No. 333-137897, filed on February 9, 2007, and incorporated herein by reference).
2.5	Asset Purchase Agreement, dated February 8, 2007, by and among Skilled Healthcare Group, Inc., Raymore Care Center LLC, Blue River Care Center LLC, MLD Healthcare LLC, Blue River Real Estate LLC, MLD Real Estate LLC, Melvin Dunsworth and Raymore Health Care, Inc. (filed as Exhibit 2.5 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 23, 2007, and incorporated herein by reference).
2.6	Asset Purchase Agreement, dated as of July 31, 2007, by and among Skilled Healthcare Group, Inc. and certain affiliates of Laurel Healthcare Providers, LLC (filed as Exhibit 2.6 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference ).
3.1	Amended and Restated Certificate of Incorporation of Skilled Healthcare Group, Inc. (filed as Exhibit 3.2 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).
3.2	Amended and Restated By-Laws of Skilled Healthcare Group, Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).
3.3	Certificate of Ownership and Merger of Skilled Healthcare Group, Inc., dated February 7, 2007 (filed as Exhibit 3.1.1 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).
4.1	Indenture, dated as of December 27, 2005, by and among SHG Acquisition Corp., Wells Fargo Bank, N.A. and certain subsidiaries of Skilled Healthcare Group, Inc. (filed as Exhibit 4.2 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).
4.2	Registration Rights Agreement, dated as of December 27, 2005, by and among SHG Acquisition Corp., all the subsidiaries of Skilled Healthcare Group, Inc. listed therein, Credit Suisse First Boston, LLC and J.P. Morgan Securities, Inc. (filed as Exhibit 4.3 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).
4.3	Investor Stockholders’ Agreement, dated as of December 27, 2005, among SHG Holding Solutions, Inc., Onex Partners LP and the stockholders listed on the signature pages thereto (filed as Exhibit 4.4 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).
4.4	Registration Agreement dated as of December 27, 2005, among SHG Holding Solutions, Inc. and the persons listed thereon (filed as Exhibit 4.5 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).
4.5	Form of specimen certificate for Skilled Healthcare Group, Inc.’s class A common stock (filed as Exhibit 4.1 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).
4.6	Form of 11% Senior Subordinated Notes due 2014 (included in exhibit 4.1).

Number		Description

10	.1*	Skilled Healthcare Group, Inc. Restricted Stock Plan (filed as Exhibit 10.1 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.2*	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10.3		Second Amended and Restated First Lien Credit Agreement, dated as of December 27, 2005, by and among SHG Holding Solutions, Inc., Skilled Healthcare Group, Inc., the financial institutions party thereto, and Credit Suisse, Cayman Islands, as administrative agent and collateral agent (filed as Exhibit 10.4 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.4*	Employment Agreement, dated December 27, 2005, by and between Skilled Healthcare Group, Inc. and Boyd Hendrickson (filed as Exhibit 10.5 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.5*	Employment Agreement, dated December 27, 2005, by and between Skilled Healthcare Group, Inc. and Jose Lynch (filed as Exhibit 10.6 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.7*	Employment Agreement, dated December 27, 2005, by and between Skilled Healthcare Group, Inc. and Roland G. Rapp (filed as Exhibit 10.8 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.8*	Employment Agreement, dated December 27, 2005, by and between Skilled Healthcare Group, Inc. and Mark Wortley (filed as Exhibit 10.9 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10	.10*	Trigger Event Cash Bonus Agreement, dated April 30, 2005, by and between Skilled Healthcare Group, Inc. and Mark Wortley (filed as Exhibit 10.11 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10.11		Lease, dated as of August 26, 2002, by and between CT Foothill 10/241, LLC, and Fountain View, Inc., and amendments thereto (filed as Exhibit 10.13 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).
10.12		First Amendment to Second Amended and Restated First Lien Credit Agreement, dated as of January 31, 2007, by and among Skilled Healthcare Group, Inc., SHG Holding Solutions, Inc., the financial institutions parties thereto, and Credit Suisse, Cayman Islands, as administrative agent and collateral agent (filed as Exhibit 10.12 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 23, 2007 and incorporated herein by reference).
10	.13*	Employment Agreement, dated as of August 14, 2007, by and between Skilled Healthcare LLC and Christopher N. Felfe (filed as Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference).
10	.14*	Side Letter, dated as of August 14, 2007, by and between Skilled Healthcare, LLC and Christopher N. Felfe (filed as Exhibit 10.2 to our Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference).
10	.16*	Form of Indemnification Agreement with Skilled Healthcare Group’s directors, executive officers and certain employees (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).(1)
10.17		Instrument of Joinder, dated as of May 11, 2007, by and among Skilled Healthcare Group, Inc., Bank of America, N.A., UBS Loan Finance LLC and Credit Suisse, Cayman Islands Branch (filed as Exhibit 10.3 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).
10	.18*	Employment Agreement, dated as of November 30, 2007, by and between Skilled Healthcare LLC and Devasis Ghose (filed as Exhibit 10.1 to our Form 8-K dated November 30, 2007, and incorporated herein by reference).
10	.19*	Amended and Restated Skilled Healthcare Group, Inc. 2007 Incentive Award Plan (filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 7, 2008, and incorporated herein by reference).
21		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Description

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Skilled Healthcare Group, Inc. has entered into an indemnification agreement with the following individuals: Boyd Hendrickson, Chairman of the Board, Chief Executive Officer and Director; Jose Lynch, President, Chief Operating Officer and Director; Devasis Ghose, Executive Vice President, Treasurer and Chief Financial Officer; Roland Rapp, General Counsel, Secretary and Chief Administrative Officer; Mark Wortley, Executive Vice President and Chief Executive Officer of Ancillary Companies; Christopher N. Felfe, Senior Vice President, Finance and Chief Accounting Officer; Susan Whittle, Senior Vice President and Chief Compliance Officer; Robert M. Le Blanc, Lead Director; Michael E. Boxer, Director; John M. Miller, Director; M. Bernard Puckett, Director; Glenn S. Schafer, Director; William C. Scott, Director; Michael D. Stephens, Director; Kelly Atkins, Senior Vice President of Operations, Pacific Division; Brad Gibson, Senior Vice President of Operations, Finance; Matt Moore, Senior Vice President of Operations, Midwest Division; Aisha Salaam, Senior Vice President of Professional Services.