Form 10-Q
period 2009-03-31
Skilled Healthcare Group, Inc.
filed 2009-05-05
CIK 1351051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009.
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on May 1, 2009.
Class A common stock, $0.001 par value — 20,256,088 shares
Class B common stock, $0.001 par value — 17,026,981 shares

Skilled Healthcare Group, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Skilled Healthcare Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,453	$2,047
Accounts receivable, less allowance for doubtful accounts of $14,166 and $14,336 at March 31, 2009 and December 31, 2008, respectively	119,423	115,211
Deferred income taxes	14,745	14,708
Prepaid expenses	7,380	9,226
Other current assets	6,916	7,483

Total current assets	155,917	148,675
Property and equipment, less accumulated depreciation of $44,585 and $40,118 at March 31, 2009 and December 31, 2008, respectively	352,358	346,466
Other assets:
Notes receivable	7,801	4,448
Deferred financing costs, net	9,390	10,184
Goodwill	449,962	449,962
Intangible assets, less accumulated amortization of $11,492 and $10,490 at March 31, 2009 and December 31, 2008, respectively	29,323	30,310
Other assets	25,473	23,797

Total other assets	521,949	518,701

Total assets	$1,030,224	$1,013,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$49,256	$55,478
Employee compensation and benefits	31,698	30,825
Current portion of long-term debt and capital leases	7,783	7,812

Total current liabilities	88,737	94,115
Long-term liabilities:
Insurance liability risks	31,369	30,654
Deferred income taxes	622	457
Other long-term liabilities	14,117	14,064
Long-term debt and capital leases, less current portion	471,643	462,449

Total liabilities	606,488	601,739
Stockholders’ equity:
Class A common stock, 175,000 shares authorized, $0.001 par value per share; 20,255 and 20,189 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	20	20
Class B common stock, 30,000 shares authorized, $0.001 par value per share; 17,027 and 17,027 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	17	17
Additional paid-in-capital	366,992	366,565
Retained earnings	58,210	47,343
Accumulated other comprehensive loss	(1,503)	(1,842)

Total stockholders’ equity	423,736	412,103

Total liabilities and stockholders’ equity	$1,030,224	$1,013,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue	$189,451	$180,727
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	148,804	142,144
Rent cost of revenue	4,539	4,465
General and administrative	6,240	6,222
Depreciation and amortization	5,477	5,160

	165,060	157,991

Other income (expenses):
Interest expense	(8,090)	(9,653)
Interest income	191	214
Other (expense) income	(60)	222
Equity in earnings of joint venture	733	391

Total other income (expenses), net	(7,226)	(8,826)

Income before provision for income taxes	17,165	13,910
Provision for income taxes	6,298	5,466

Net income	$10,867	$8,444

Earnings per share data:
Earnings per common share, basic	$0.29	$0.23

Earnings per common share, diluted	$0.29	$0.23

Weighted-average common shares outstanding, basic	36,881	36,551

Weighted-average common shares outstanding, diluted	36,911	36,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities
Net income	$10,867	$8,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,477	5,160
Provision for doubtful accounts	1,803	1,428
Non-cash stock-based compensation	520	304
Loss on disposal of asset	60	—
Amortization of deferred financing costs	794	686
Deferred income taxes	(111)	(784)
Amortization of discount on senior subordinated notes	27	27
Changes in operating assets and liabilities:
Accounts receivable	(11,322)	(14,717)
Other current and non-current assets	3,944	(393)
Accounts payable and accrued liabilities	(5,509)	1,998
Employee compensation and benefits	694	(2,352)
Insurance liability risks	667	1,843
Other long-term liabilities	53	392

Net cash provided by operating activities	7,964	2,036

Cash Flows from Investing Activities
Change in notes receivable	336	488
Additions to property and equipment	(10,428)	(8,933)
Changes in other assets	(1,604)	(344)

Net cash used in investing activities	(11,696)	(8,789)

Cash Flows from Financing Activities
Borrowings under line of credit, net	12,000	10,000
Repayments of long-term debt and capital leases	(2,862)	(2,884)
Additions to deferred financing costs	—	(1,383)

Net cash provided by financing activities	9,138	5,733

Increase (decrease) in cash and cash equivalents	5,406	(1,020)
Cash and cash equivalents at beginning of period	2,047	5,012

Cash and cash equivalents at end of period	$7,453	$3,992

Supplemental cash flow information
Cash paid for:
Interest expense, net of capitalized interest	$11,691	$12,920
Income taxes, net	$572	$215
Non-cash activities:
Conversion of accounts receivable into notes receivable	$5,307	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business
Current Business
     Skilled Healthcare Group, Inc. (“Skilled”) companies operate long-term care facilities and provide a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated wholly owned companies are collectively referred to as the “Company.” As of March 31, 2009, the Company currently operates facilities in California, Kansas, Missouri, Nevada, New Mexico and Texas, including 76 skilled nursing facilities (“SNFs”), which offer sub-acute care and rehabilitative and specialty medical skilled nursing care, and 21 assisted living facilities (“ALFs”), which provide room and board and social services. In addition, the Company provides a variety of ancillary services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, the Company provides hospice care in the California and New Mexico markets. The Company also has an administrative service company that provides a full complement of administrative and consultative services that allows its facility operators and those unrelated facility operators, with whom the Company contracts, to better focus on delivery of healthcare services. The Company has four such agreements with unrelated facility operators. The Company is also a member in a joint venture located in Texas that provides institutional pharmacy services, which currently serves eight of the Company’s SNFs and other facilities unaffiliated with the Company.
Acquisitions and Developments
     The Company admitted its first patients in March 2009 to the newly constructed skilled nursing facility in Dallas, Texas, the Dallas Center of Rehabilitation, which has received its state license and Medicaid certification. The Dallas Center of Rehabilitation is in the process of receiving its Medicare certification.
Seasonality
     The Company’s business experiences slight seasonality as a result of variation in occupancy rates, with historically the highest occupancy rates in the first and fourth quarters of the year and the lowest occupancy rates in the third quarter of the year. In addition, revenue has typically increased in the fourth quarter of each year on a sequential basis due to annual increases in Medicare and Medicaid rates that typically have been fully implemented during that quarter.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 (collectively, the “Interim Financial Statements”), are unaudited. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated statements and notes thereto for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). Management believes that the Interim Financial Statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position and results of operations and cash flows in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
     The accompanying Interim Financial Statements of the Company include the accounts of the Company and the Company’s wholly owned companies. All significant intercompany transactions have been eliminated in consolidation.
Estimates and Assumptions

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     Information regarding the Company’s significant accounting policies is contained in “Summary of Significant Accounting Policies” in Note 2 in the Company’s 2008 Annual Report on Form 10-K filed with the SEC.
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
     In the three months ended March 31, 2009, the Company converted $5.3 million of accounts receivable into notes receivable in the Company’s rehabilitation therapy services company. As of March 31, 2009, three customers represented 57% of the accounts receivable for the Company’s rehabilitation therapy services company. For the three months ended March 31, 2009, these three customers represented approximately 50% of the rehabilitation therapy services company external revenue.
Goodwill and Intangible Assets
     Goodwill is accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations (“SFAS 141R”), and represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is subject to periodic testing for impairment. Goodwill of a reporting unit is tested for impairment on an annual basis, or, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount, between annual testing.
Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (“SFAS 161”). The objective of SFAS 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161 did not have a material impact on the Company’s financial condition, results of operations or liquidity.
     In April 2008, FASB issued FASB Staff Position (“FSP”) No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP 142-3 also requires the disclosure of the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of recognized intangible assets and for intangible assets renewed or extended during the period, if renewal or extension costs are capitalized, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP 142-3 is currently effective and its adoption did not have a significant impact on our financial condition, results of operations or liquidity.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     We implemented FSP No. 157-2 for non-financial assets and non-financial liabilities on January 1, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations or financial condition.
     In December 2007, the FASB issued SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is currently effective and its adoption has not had a material impact on the Company’s income tax expense related to adjustments for changes in valuation allowances and tax reserves for prior business combinations. However, the Company expects that SFAS 141R will have an impact on the consolidated financial statements in the future, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated by the Company.
3. Earnings Per Share of Class A Common Stock and Class B Common Stock
     The Company computes earnings per share of class A common stock and class B common stock in accordance with SFAS No. 128, Earnings Per Share, using the two-class method. The Company’s class A common stock and class B common stock are identical in all respects, except with respect to voting rights and except that each share of class B common stock is convertible into one share of class A common stock under certain circumstances. Therefore, net income is allocated on a proportionate basis.
     Basic earnings per share was computed by dividing net income by the weighted-average number of outstanding shares for the period. Dilutive earnings per share is computed by dividing net income plus the effect of assumed conversions (if applicable) by the weighted-average number of outstanding shares after giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and convertible preferred stock, if any.
     The following table sets forth the computation of basic and diluted earnings per share of class A common stock and class B common stock for the three months ended March 31, 2009 (amounts in thousands, except per share data):

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	Class A	Class B	Total	Class A	Class B	Total
Earnings per share, basic
Numerator:
Allocation of income attributable to common stockholders	$5,852	$5,015	$10,867	$4,436	$4,008	$8,444

Denominator:
Weighted-average common shares outstanding	19,861	17,020	36,881	19,200	17,351	36,551

Earnings per common share, basic	$0.29	$0.29	$0.29	$0.23	$0.23	$0.23

Earnings per share, diluted
Numerator:
Allocation of income attributable to common stockholders	$5,854	$5,013	$10,867	$4,401	$4,043	$8,444

Denominator:
Weighted-average common shares outstanding	19,861	17,020	36,881	19,200	17,351	36,551
Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	24	6	30	20	310	330

Adjusted weighted-average common shares outstanding	19,885	17,026	36,911	19,220	17,661	36,881

Earnings per common share, diluted	$0.29	$0.29	$0.29	$0.23	$0.23	$0.23

4. Business Segments
     The Company has two reportable operating segments — long-term care services (“LTC”), which includes the operation of SNFs and ALFs and is the most significant portion of the Company’s business, and ancillary services, which includes the Company’s rehabilitation therapy and hospice businesses. The “other” category includes general and administrative items. The Company’s reporting segments are business units that offer different services, and that are managed separately due to the nature of the services provided or the products sold.
     At March 31, 2009, LTC services are provided by 76 wholly owned SNF operating companies that offer post-acute, rehabilitative and specialty skilled nursing care, as well as 21 wholly owned ALF operating companies that provide room and board and social services. Ancillary services include rehabilitative services such as physical, occupational and speech therapy provided in the Company’s facilities and in unaffiliated facilities by its wholly owned operating company, Hallmark Rehabilitation GP, LLC. Also included in the ancillary services segment is the Company’s hospice business that began providing care to patients in October 2004.
     The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. Accordingly, earnings before net interest, tax, depreciation and amortization (“EBITDA”) is used as the primary measure of each segment’s operating results because it does not include such costs as interest expense, income taxes, depreciation and amortization which may vary from segment to segment depending upon various factors, including the method used to finance the original purchase of a segment or the tax law of the states in which a segment operates. By excluding these items, the Company is better able to evaluate operating performance of the segment by focusing on more controllable measures. General and administrative expenses are not allocated to any segment for purposes of determining

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
segment profit or loss, and are included in the “other” category in the selected segment financial data that follows. The accounting policies of the reporting segments are the same as those described in the accounting policies (see Note 2 above) included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC. Intersegment sales and transfers are recorded at cost plus standard mark-up; intersegment transactions have been eliminated in consolidation.
     The following table sets forth selected financial data by business segment (dollars in thousands):

	Long-term	Ancillary
	Care Services	Services	Other	Elimination	Total

Three months ended March 31, 2009
Revenue from external customers	$165,536	$23,915	$—	$—	$189,451
Intersegment revenue	890	17,066	—	(17,956)	—

Total revenue	$166,426	$40,981	$—	$(17,956)	$189,451

Segment capital expenditures	$10,103	$138	$187	$—	$10,428
EBITDA(1)	$29,917	$6,220	$(5,596)	$—	$30,541

Three months ended March 31, 2008
Revenue from external customers	$158,817	$21,910	$—	$—	$180,727
Intersegment revenue	808	16,608	—	(17,416)	—

Total revenue	$159,625	$38,518	$—	$(17,416)	$180,727

Segment capital expenditures	$7,246	$184	$1,503	$—	$8,933
EBITDA(1)	$27,711	$6,416	$(5,618)	$—	$28,509

(1)	EBITDA is defined as net income before depreciation, amortization and interest expense (net of interest income) and the provision for income taxes. See reconciliation of net income to EBITDA and a discussion of its uses and limitations on Item 2 — Results of Operations of this quarterly report.
     The following table presents the segment assets as of March 31, 2009 compared to December 31, 2008 (dollars in thousands):

	Long-term	Ancillary
	Care Services	Services	Other	Total
March 31, 2009:
Segment total assets	$896,869	$81,493	$51,862	$1,030,224
Goodwill and intangibles included in total assets	$443,227	$36,058	$—	$479,285
December 31, 2008:
Segment total assets	$887,986	$75,246	$50,610	$1,013,842
Goodwill and intangibles included in total assets	$444,129	$36,143	$—	$480,272
5. Income Taxes
     For the three months ended March 31, 2009 and 2008, the Company recognized income tax expense of $6.3 million and $5.5 million, respectively. Tax benefits totaling $0.4 million, primarily attributable to a decrease in unrecognized tax benefits resulting from the expiration of a statute of limitations, reduced the effective tax rate below the Company’s statutory tax rate for the three months ended March 31, 2009 while the tax expense for the three months ended March 31, 2008 approximated the Company’s statutory rate.
     For the three months ended March 31, 2009, total unrecognized tax benefits, including penalties and interest, decreased to $2.6 million from $2.9 million for the three months ended March 31, 2008 as a result of the expiration of the 2003 California income tax statute of limitations. As of March 31, 2009, it is reasonably possible that unrecognized tax benefits could decrease by $2.2 million, all of which would affect the Company’s effective tax rate, due to additional statute expirations within the 12-month rolling period ending March 31, 2010.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Company is subject to taxation in the United States and in various state jurisdictions. The Company’s tax years 2005 and forward are subject to examination by the United States Internal Revenue Service and from 2004 forward by the Company’s material state jurisdictions.
6. Other Current Assets and Other Assets
     Other current assets consist of the following as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31, 2009	December 31, 2008
Current portion of notes receivable	$3,141	$1,523
Supplies inventory	2,680	2,684
Income tax refund receivable	1,020	2,739
Other current assets	75	537

	$6,916	$7,483

     Other assets consist of the following at March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31, 2009	December 31, 2008
Equity investment in joint ventures	$5,179	$5,082
Restricted cash	13,961	13,969
Deposits and other assets	6,333	4,746

	$25,473	$23,797

7. Other Long-Term Liabilities
     Other long-term liabilities consist of the following at March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31, 2009	December 31, 2008
Deferred rent	$6,093	$5,780
Other long-term tax liability	2,605	2,912
Asbestos abatement liability	5,419	5,372

	$14,117	$14,064

     For more information regarding other long-term tax liability, see Note 5 — “Income Taxes” in the unaudited condensed consolidated financial statements under Part I, Item 1 of this report
8. Commitments and Contingencies
Litigation
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 1, 2003 to the present. The complaint further sought class certification of in excess of 18,000 plaintiffs as well as injunctive relief, punitive damages and attorneys’ fees.
     In response to the complaint, the Company filed a demurrer. On November 28, 2006, the Humboldt Court denied the demurrer. On January 31, 2008, the Humboldt Court denied the Company’s motion for a protective order as to the names and addresses of residents within the facility and on April 7, 2008, the Humboldt Court granted plaintiffs’ motion to compel electronic discovery by the Company. On May 27, 2008, plaintiffs’ motion for class certification was heard, and the Humboldt Court entered its order granting plaintiffs’ motion for class certification on June 19, 2008. The Company subsequently petitioned the California Court of Appeal, First Appellate District, for a writ and reversal of the order granting class certification. The Court of Appeal denied the Company’s writ on November 6, 2008 and the Company accordingly filed a petition for review with the California Supreme Court. On January 21, 2009, the California Supreme Court denied the Company’s petition for review. The order granting class certification accordingly remains in place, and the action is proceeding as a class action. Primary professional liability insurance coverage has been exhausted for the policy year applicable to this case. The excess insurance carrier issuing the policy applicable to this case has issued its reservation of rights to preserve an assertion of non-coverage for this case due to the lack of any allegation of injury or harm to the plaintiffs. Given the uncertainty of the pleadings and facts at this juncture in the litigation, an assessment of potential exposure is uncertain at this time.
     On April 15, 2009, two of Skilled Healthcare Group’s wholly owned companies, Eureka Healthcare and Rehabilitation Center, LLC, which operates Eureka Healthcare and Rehabilitation Center (the “Facility”), and Skilled Healthcare, LLC, the Administrative Services provider for the Facility, were served with a search warrant that relates to an investigation of the Facility by the California Attorney General’s Bureau of Medi-Cal Fraud & Elder Abuse (“BMFEA”). The search warrant related to, among other things, records, property and information regarding certain enumerated patients of the Facility and covered the period from January 1, 2007 through the date of the search. The Facility represents less than 1% of our revenue and less than 0.3% of EBITDA based on full year 2008 numbers. Nevertheless, although the Company is unable to assess the potential exposure, any fines or penalties that may result from the BMFEA’s investigation would not necessarily bear any relationship to the scope of the Facility’s revenue as compared to the Company’s overall revenues. We are committed to working cooperatively with the BMFEA on this matter.
     As is typical in the healthcare industry, the Company experiences a significant number of litigation claims asserted against it. These matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to the Company’s condensed consolidated financial position, results of operations and cash flows. While the Company believes that it provides quality care to its patients and is in substantial compliance with regulatory requirements, a legal judgment or adverse governmental investigation could have a material negative effect on the Company’s financial position, results of operations or cash flows.
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
     The Company has elected not to carry workers’ compensation insurance in Texas and it may be liable for negligence claims that are asserted against it by its Texas-based employees.
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
     The Company had a general and professional liability claims-made-based insurance policy with an individual claim limit of $2.0 million per loss and a $6.0 million annual aggregate limit for its California, Texas, New Mexico and Nevada facilities. Under this program, which expired on August 31, 2008, the Company retains an unaggregated $1.0 million self-insured general and professional liability retention per claim.
     In September 2008, California-based skilled nursing facility companies purchased individual three-year general and professional liability insurance policies with a per occurrence and annual aggregate coverage limit of $1.0 million and $3.0 million, respectively, and an unaggregated $0.1 million per claim self-insured retention.
     The Company has a three-year excess liability policy with applicable aggregate limits of $14.0 million for losses arising from claims in excess of $1.0 million for the California ALFs and the Texas, New Mexico, Nevada, Kansas and Missouri facilities. The Company retains an unaggregated self-insured retention of $1.0 million per claim for all Texas, New Mexico and Nevada facilities and its California ALFs.
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
     A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of March 31, 2009							As of December 31, 2008
	General and							General and
	Professional		Employee		Workers’			Professional		Employee		Workers’
	Liability		Medical		Compensation		Total	Liability		Medical		Compensation		Total
Current	$7,945	(1)	$1,710	(2)	$3,926	(2)	$13,581	$8,172	(1)	$1,551	(2)	$3,906	(2)	$13,629
Non-current	21,340		—		10,029		31,369	20,871		—		9,783		30,654

	$29,285		$1,710		$13,955		$44,950	$29,043		$1,551		$13,689		$44,283

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.
Financial Guarantees
     Substantially all of the Company’s wholly owned companies guarantee the 11.0% senior subordinated notes maturing on January 15, 2014, the Company’s first lien senior secured term loan and the Company’s revolving credit facility. These guarantees are full and unconditional and joint and several. The Company has no independent assets or operations.
9. Stockholders’ Equity
Comprehensive Income (Loss)
     Comprehensive income (loss) consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that, under GAAP, are recorded as an element of stockholders’ equity but are excluded from net income. Currently, the Company’s other comprehensive income consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. Other comprehensive income (loss) net of tax was $0.3 million and $(1.4) million for the three months ended March 31, 2009, and 2008, respectively.
2007 Stock Incentive Plan
     The fair value of the stock option grants for the three months ended March 31, 2009 and 2008 under SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), was estimated on the date of the grants using the Black-Scholes option pricing model with the following assumptions:

	2009	2008
Risk-free interest rate	2.59%	3.20%
Expected life	6.25 years	6.25 years
Dividend yield	0%	0%
Volatility	53.90%	40.80%
Weighted-average fair value	$5.41	$5.74
     There were 238,253 and 125,000 new stock options granted in the three months ended March 31, 2009 and March 31, 2008.
     There were no options exercised during the three months ended March 31, 2009. As of March 31, 2009, there was $2.0 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 3.2 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.
     The following table summarizes stock option activity during the three months ended March 31, 2009 under the 2007 Stock Incentive Plan:

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

			Weighted-
			Average
		Weighted -	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at January 1, 2009	309,000	$14.35
Granted	238,253	$10.04
Exercised	—	$—
Forfeited or cancelled	(9,000)	$15.64

Outstanding at March 31, 2009	538,253	$12.42	9.09	$—

Exercisable at March 31, 2009	105,000	$14.65	8.15	$—
     Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.
     Equity related to stock option grants and stock awards included in cost of services in the Company’s condensed consolidated financial statement of operations was $0.2 million in the three months ended March 31, 2009. There was no comparable amount in cost of services in the three months ended March 31, 2008. The amount in general and administrative expenses was $0.3 million for both of the three month periods ended March 31, 2009 and 2008.
10. Fair Value Measurements
     For a discussion of recent accounting pronouncements regarding Fair Value Measurements, please see “Summary of Significant Accounting Policies” in Note 2 of this report.
     The interest rate swap is required to be measured at fair value on a recurring basis. The fair value of the interest rate swap contract is determined by calculating the value of the discounted cash flows of the difference between the fixed interest rate of the interest rate swap and the counterparty’s forward LIBOR curve, which is the input used in the valuation. The forward LIBOR curve is readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The Company obtained the counterparty’s calculation of the valuation of the interest rate swap as well as a forward LIBOR curve from another investment bank and recalculated the valuation of the interest rate swap, which agreed with the counterparty’s calculation.
     The following table summarizes the valuation of the Company’s interest rate swap as of March 31, 2009 by the SFAS 157 fair value hierarchy levels detailed in Note 2 of this report (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(2,453)	$—	$(2,453)
     The Company uses its existing second amended and restated first lien credit agreement, as amended (the “Credit Agreement”) and 11.0% Senior Subordinated Notes due 2014 (the “2014 Notes”) to finance its operations. The Credit Agreement exposes the Company to variability in interest payments due to changes in interest rates. In November 2007, the Company entered into a $100.0 million interest rate swap agreement in order to manage fluctuations in cash flows resulting from interest rate risk. This interest rate swap changes a portion of the Company’s variable-rate cash flow exposure to fixed-rate cash flows at an interest rate of 6.4% until December 31, 2009. The Company continues to assess its exposure to interest rate risk on an ongoing basis.
     The fair value of interest rate swap agreements designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. As the interest rate swap matures on December 31, 2009, $2.5 million will be reclassified to earnings into interest expense as a yield adjustment over the remainder of 2009. The Company evaluates the effectiveness of the cash flow hedge, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on a quarterly basis. The change in fair value is recorded as a component of other comprehensive income. Should the hedge become ineffective, the change in fair value would be recognized in the consolidated statements of operations.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     For the three months ended March 31, 2009, the total net loss recognized from converting from floating rate (three-month LIBOR) to fixed rate from a portion of the interest payments under the Company’s long-term debt obligations was approximately $0.6 million. At March 31, 2009, an unrealized loss of $1.5 million (net of income tax) is included in accumulated other comprehensive income.
     Below is a table listing the fair value of the interest rate swap as of March 31, 2009 and December 31, 2008 (dollars in thousands):

Derivatives designated as	March 31, 2009		December 31, 2008
hedging instruments		Fair Value		Fair Value
under Statement 133	Balance Sheet Location	(Pre-tax)	Balance Sheet Location	(Pre-tax)
Interest rate swap	Accounts payable and	$(2,453)	Accounts payable and	$(3,007)
	accrued liabilities		accrued liabilities
     Below is a table listing the amount of gain (loss) recognized in other comprehensive income (“OCI”) on the interest rate swap for the three months ending March 31, 2009 and 2008 (dollars in thousands):

	Amount of Gain (Loss)
Derivatives in Statement 133	Recognized in OCI on Derivative (Effective Portion)
Cash Flow Hedging Relationships	March 31, 2009	March 31, 2008
Interest rate swap	$554	$(2,294)
     Below is a table listing the amount of gain (loss) reclassified from accumulated OCI into income (effective portion) for the three months ending March 31, 2009 and 2008 (dollars in thousands):

	Amount of Gain (Loss)
Location of Gain (Loss) Reclassified from	Reclassified from Accumulated OCI into Income (Effective Portion)
Accumulated OCI into Income (Effective Portion)	March 31, 2009	March 31, 2008
Interest expense	$(616)	$(141)
11. Debt
     On April 28, 2009, the Company entered into an amendment to extend the maturity of the revolving loan commitments under its second amended and restated first lien credit agreement from June 15, 2010 to June 15, 2012. The Company’s revolving line of credit will have a capacity of $135.0 million through June 15, 2010, and will reduce to $124.0 million, thereafter, until its maturity on June 15, 2012. The Company’s costs for the extension include upfront fees and expenses totaling approximately $8.0 million. The revolving loan will maintain current interest rates at the Company’s choice of LIBOR plus 2.75% or prime plus 1.75%.
     The Company’s long-term debt is summarized as follows (dollars in thousands):

	March 31, 2009	December 31, 2008

Revolving Credit Facility, base interest rate, comprised of prime plus 1.75% (5.00% at March 31, 2009) collateralized by substantially all assets of the Company, due 2012	$8,000	$3,000

Revolving Credit Facility, interest rate based on LIBOR plus 2.75% (4.27% at March 31, 2009) collateralized by substantially all assets of the Company, due 2012	85,000	78,000

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2009	December 31, 2008

Term Loan, interest rate based on LIBOR plus 2.00% (3.90% at March 31, 2009) collateralized by substantially all assets of the Company, due 2012	250,250	250,900

2014 Notes, interest rate 11.0%, with an original issue discount of $518 and $545 at March 31, 2009 and December 31, 2008, respectively, interest payable semiannually, principal due 2014, unsecured	129,482	129,455

Notes payable, fixed interest rate 6.5%, payable in monthly installments, collateralized by a first priority deed of trust, due November 2014	1,639	1,669

Insurance premium financing	2,884	5,059

Present value of capital lease obligations at effective interest rates, collateralized by property and equipment	2,171	2,178

Total long-term debt and capital leases	479,426	470,261

Less amounts due within one year	(7,783)	(7,812)

Long-term debt and capital leases, net of current portion	$471,643	$462,449

12. Subsequent Events
     For a detailed discussion of the Company’s subsequent events, see Note 8 — “Commitments and Contingencies — Litigation” and Note 11— “Debt” in the unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not indicate future performance. Our forward-looking statements, which reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we” “our” and “us” refer to Skilled Healthcare Group, Inc. and its wholly owned companies. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this report.
Business Overview
     We are a provider of integrated long-term healthcare services through our skilled nursing companies and rehabilitation therapy business. We also provide other related healthcare services, including assisted living care and hospice care. We have an administrative service company that provides a full complement of administrative and consultative services that allows our facility operators and third-party facility operators with whom we contract to better focus on delivery of healthcare services. We have four such service agreements with unrelated facility operators. We focus on providing high-quality care to our patients and we have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of March 31, 2009, we owned or leased 76 skilled nursing facilities and 21 assisted living facilities, together comprising approximately 10,700 licensed beds. Our facilities, approximately 73.2% of which we own, are located in California, Texas, Kansas, Missouri, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. For the quarter ended March 31, 2009, we generated approximately 84.2% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated by our other related healthcare services. Those services consist of our assisted living services, rehabilitation therapy services provided to third-party facilities, and hospice care.
Acquisitions and Developments
     We admitted our first patients in March 2009 to the newly constructed skilled nursing facility in Dallas, Texas, the Dallas Center of Rehabilitation, which has received its state license and Medicaid certification. The Dallas Center of Rehabilitation is in the process of receiving its Medicare certification.
Revenue
Revenue by Service Offering
     We operate our business in two reportable segments: long-term care services, which include the operation of skilled nursing and assisted living facilities and is the most significant portion of our business, and ancillary services, which include our integrated and third-party rehabilitation therapy and hospice businesses. Our administrative and consultative services which are attributable to the reportable segments are allocated accordingly.
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
     The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in thousands):

		Three Months Ended March 31,
	2009		2008
	Revenue	Revenue	Revenue	Revenue	Increase/(Decrease)
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$159,410	84.2%	$154,283	85.4%	$5,127	3.3%
Assisted living facilities	6,126	3.2	4,534	2.5	1,592	35.1

Total long-term care services	165,536	87.4	158,817	87.9	6,719	4.2
Ancillary services:
Third-party rehabilitation therapy services	18,236	9.6	17,480	9.7	756	4.3
Hospice	5,679	3.0	4,430	2.4	1,249	28.2

Total ancillary services	23,915	12.6	21,910	12.1	2,005	9.2

Total	$189,451	100.0%	$180,727	100.0%	$8,724	4.8%

Sources of Revenue
     The following table sets forth revenue by state and revenue by state as a percentage of total revenue for the periods (dollars in thousands):

	Three Months Ended March 31,
	2009		2008
		Percentage of		Percentage of
	Revenue Dollars	Revenue	Revenue Dollars	Revenue
California	$84,856	44.8%	$81,603	45.3%
Texas	47,378	25.0	47,071	26.0
New Mexico	21,752	11.5	19,428	10.7
Kansas	13,893	7.3	10,844	6.0
Missouri	13,814	7.3	14,351	7.9
Nevada	7,606	4.0	7,420	4.1
Other	152	0.1	10	—

Total	$189,451	100.0%	$180,727	100.0%

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
     The following table sets forth our Medicare, managed care, private pay/other and Medicaid patient days as a percentage of total patient days and the level of skilled mix for our skilled nursing facilities:

	Three Months Ended March 31,
	2009	2008
Medicare	17.0%	18.3%
Managed care	7.3	7.4

Skilled mix	24.3	25.7
Private pay and other	17.9	16.8
Medicaid	57.8	57.5

Total	100.0%	100.0%

     Assisted Living Facilities. Within our assisted living facilities, which are primarily in Kansas, we generate our revenue primarily from private pay sources, with a small portion earned from Medicaid or other state specific programs.
Ancillary Service Segment
     Rehabilitation Therapy. As of March 31, 2009, we provided rehabilitation therapy services to a total of 178 healthcare facilities, including 66 of our facilities, compared to 177 facilities, including 64 of our facilities, as of March 31, 2008. In addition, we have contracts to manage the rehabilitation therapy services for our ten healthcare facilities in New Mexico. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party skilled nursing facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered.
     Hospice. We provide hospice care in California and New Mexico. We derive substantially all of the revenue from our hospice business from Medicare and Medicaid reimbursement.
Regulatory and Other Governmental Actions Affecting Revenue
     The following table summarizes the amount of revenue that we received from each of the payor classes (dollars in thousands):

	Three Months Ended March 31,
	2009		2008
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage
Medicare	$68,826	36.3%	$67,596	37.4%
Medicaid	58,467	30.9	55,493	30.7

Subtotal Medicare and Medicaid	127,293	67.2	123,089	68.1
Managed Care	18,273	9.6	18,139	10.0
Private pay and other	43,885	23.2	39,499	21.9

Total	$189,451	100.0%	$180,727	100.0%

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
     On July 31, 2008, the Centers for Medicare and Medicaid Services, or CMS, released its final rule on the fiscal year 2009 per diem payment rates for skilled nursing facilities. Under the final rule, CMS revised and rebased the skilled nursing facility market basket, resulting in a 3.4% market basket increase factor. Using this increase factor, the final rule increased aggregate payments to skilled nursing facilities nationwide by approximately $780.0 million. Additionally, in the final rule issued July 31, 2008, CMS decided to defer consideration of a possible $770.0 million reduction in payments to skilled nursing facilities related to a proposed adjustment to the refinement of nine new case mix groups until 2009 when the fiscal year 2010 per diem payment rates are set. While the federal fiscal year 2008 Medicare skilled nursing facility payment rates did not reduce payments to skilled nursing facilities, the loss of revenue associated with future changes in skilled nursing facility payments could, in the future, have an adverse impact on our financial condition or results of operations.
     On July 15, 2008, the Medicare Improvement for Patients and Providers Act of 2008 (H.R. 6331) became effective and extended certain therapy cap exceptions. These caps, effective January 1, 2006, imposed a limit to the annual amount that Medicare Part B (covering outpatient services) will pay for outpatient physical, speech language and occupational therapy services for each patient. These caps may result in decreased demand for rehabilitation therapy services that would be otherwise reimbursable under Part B, but for the caps. The Deficit Reduction Act of 2005, or DRA, established exceptions to the therapy caps for a variety of circumstances. These exceptions were scheduled to expire on June 30, 2008, but were extended by H.R. 6331 through December 31, 2009.
     Medicare Part B also provides payment for certain professional services, including professional consultations, office visits and office psychiatry services, provided by a physician or practitioner located at a distant site. Such telehealth services previously were reimbursed only if the patient was located in the office of a physician or practitioner, a critical access hospital, a rural health clinic, a federally qualified health center or a hospital. H.R. 6331 now includes payment for such telehealth services if the patient is in a skilled nursing facility, and if the services provided are separately payable under the Medicare Physician Fee Schedule when furnished in a face-to-face encounter at a skilled nursing facility, effective January 1, 2009.
     Beginning January 1, 2006, the Medicare Modernization Act of December 2003, or MMA, implemented a major expansion of the Medicare program through the introduction of a prescription drug benefit under Medicare Part D. Medicare beneficiaries who elect Part D coverage and are dual eligible beneficiaries, those eligible for both Medicare and Medicaid benefits, are enrolled automatically in Part D and have their outpatient prescription drug costs covered by this Medicare benefit, subject to certain limitations. Most of the skilled nursing facility residents we serve whose drug costs are currently covered by state Medicaid programs are dual eligible beneficiaries. Accordingly, Medicaid is no longer a significant payor for the prescription pharmacy services provided to these residents.
     Historically, adjustments to reimbursement levels under Medicare have had a significant effect on our revenue. For a discussion of historic adjustments and recent changes to the Medicare program and related reimbursement rates see “Business — Sources of Reimbursement” in Part 1, Item 1 in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission and “Risk Factors —Reductions in Medicare reimbursement rates, including annual caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary, or changes in the rules governing the Medicare program could have a material adverse effect on our revenue, financial condition and results of operations” in Part 1, Item 1A of our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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

     Rapidly increasing Medicaid spending, combined with slow state revenue growth, has led many states to institute measures aimed at controlling spending growth. However, California has extended its cost-based Medi-Cal reimbursement system enacted through Assembly Bill 1629 through the 2009-2010 and 2010-2011 rate years with a growth rate of up to five (5) percent for both years. Nevertheless, given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities in the states in which we operate. In addition, the Deficit Reduction Act of 2005 limited the circumstances under which an individual may become financially eligible for Medicaid and nursing home services paid for by Medicaid.
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

Critical Accounting Policies and Estimates Update
     During the three months ended March 31, 2009, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Results of Operations
     The following table sets forth details of our revenue and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Revenue	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	78.5	78.7
Rent cost of revenue	2.4	2.5
General and administrative	3.3	3.4
Depreciation and amortization	2.9	2.8

	87.1	87.4

Other income (expenses):
Interest expense	(4.3)	(5.3)
Interest income	0.1	0.1
Other income	—	0.1
Equity in earnings of joint venture	0.4	0.2

Total other income (expenses), net	(3.8)	(4.9)

Income before provision for income taxes	9.1	7.7
Provision for income taxes	3.3	3.0

Net income	5.8%	4.7%

EBITDA margin	16.1%	15.8%
Adjusted EBITDA Margin	16.2%	15.8%

	Three Months Ended March 31,
	2009	2008
Reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):
Net income	$10,867	$8,444
Interest expense, net of interest income	7,899	9,439
Provision for income taxes	6,298	5,466
Depreciation and amortization expense	5,477	5,160

EBITDA	30,541	28,509
Loss on disposal of asset	60	—

Adjusted EBITDA	$30,601	$28,509

     We define EBITDA as net income before depreciation, amortization and interest expense (net of interest income) and the provision for income taxes. EBITDA margin is EBITDA as a percentage of revenue. We calculate Adjusted EBITDA by adjusting EBITDA (each to the extent applicable in the appropriate period) for:
•	the effect of a change in accounting principle, net of tax;

•	the change in fair value of an interest rate hedge;

•	reversal of a charge related to the decertification of a facility;

•	gains or losses on sale of assets;

•	provision for the impairment of long-lived assets; and

•	the write-off of deferred financing costs of extinguished debt.
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
     Finally, we use Adjusted EBITDA to determine compliance with our debt covenants and assess our ability to borrow additional funds and to finance or expand operations. The credit agreement governing our first lien term loan uses a measure substantially similar to Adjusted EBITDA as the basis for determining compliance with our financial covenants, specifically our minimum interest coverage ratio and our maximum total leverage ratio, and for determining the interest rate of our first lien term loan. The indenture governing our 11% senior subordinated notes also uses a substantially similar measurement for determining the amount of additional debt we may incur. For example, both our credit facility and the indenture governing our 11% senior subordinated notes include adjustments for (i) gain or losses on disposal of assets, (ii) the write-off of deferred financing costs of extinguished debt; (iii) reorganization expenses; and (iv) fees and expenses related to our transaction with Onex Corporation affiliates in December 2005. Our noncompliance with these financial covenants could lead to acceleration of amounts due under our credit facility. In addition, if we cannot satisfy certain financial covenants under the indenture for our 11% senior subordinated notes, we cannot engage in certain specified activities, such as incurring additional indebtedness or making certain payments.
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
     Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     Revenue. Revenue increased $8.8 million, or 4.8%, to $189.5 million in the three months ended March 31, 2009, from $180.7 million in the three months ended March 31, 2008.
     Revenue in our long-term care services segment increased $6.7 million, or 4.2%, to $165.5 million in the three months ended March 31, 2009, from $158.8 million in the three months ended March 31, 2008. The increase in long-term care services segment revenue resulted primarily from a $5.1 million, or 3.3%, increase in our skilled nursing facilities revenue and a $1.6 million, or 35.1%, increase in our assisted living facilities revenue. The increase in skilled nursing facilities revenue resulted from a $1.9 million increase due to our April 2008 acquisition of a skilled nursing facility in Kansas and a $11.4 million increase due to higher rates from Medicare, Medicaid and managed care pay sources offset by an $8.4 million decrease due to a decline in census. Our average daily number of skilled nursing patients decreased by 41, or 0.5%, to 7,611 in the three months ended March 31, 2009, from 7,652 in the three months ended March 31, 2008. Our average daily Part A Medicare rate increased 6.9% to $493 in the three months ended March 31, 2009, from $461 in the three months ended March 31, 2008 as a result of market basket increases provided under the Medicare program, as well as a higher patient acuity mix from the expansion of our Express Recovery™ Unit services. Our average daily Medicaid rate increased 6.6% to $145 in the three months ended March 31, 2009, from $136 per day in the three months ended March 31, 2008, primarily due to increased Medicaid rates in Texas, California and Missouri. The $1.6 million increase in assisted living facilities revenue is primarily attributed to the acquisition of the Kansas assisted living facilities in September 2008. Our skilled mix declined to 24.3% in the three months ended March 31, 2009, from 25.7% in the three months ended March 31, 2008. Excluding the Dallas Center of Rehabilitation, which recently opened, our skilled mix was 24.4%.
     Revenue in our ancillary services segment, excluding intersegment revenue, increased $2.0 million, or 9.2%, to $23.9 million in the three months ended March 31, 2009, from $21.9 million in the three months ended March 31, 2008. This increase in our ancillary services segment revenue resulted from a $1.3 million, or 28.2%, increase in revenue from our hospice business and a $0.7 million, or 4.3%, increase in rehabilitation therapy services. Hospice revenue increased $0.7 million due to an increase in the number of patients receiving hospice services in our New Mexico and California locations and $0.8 million from the expansion of our California hospices. These increases were offset by our termination of service in the Texas market, which had accounted for $0.2 million in revenue in the three months ended March 31, 2008.
     Cost of Services Expenses. Our cost of services expenses increased $6.7 million, or 4.7%, to $148.8 million, or 78.5% of revenue, in the three months ended March 31, 2009, from $142.1 million, or 78.7% of revenue, in the three months ended March 31, 2008.
     Cost of services expenses in our long-term care services segment increased $4.5 million, or 3.5%, to $131.9 million, or 79.7%, of our long-term care services segment revenue in the three months ended March 31, 2009, from $127.4 million, or 80.2%, of our long-term care services segment revenue in the three months ended March 31, 2008. Excluding the $1.3 million increase in required self-insured general and professional liability and workers’ compensation insurance reserves recorded in the three months ended March 31, 2008, cost of services expenses were 79.4% of revenue for the three months ended March 31, 2008.
     The increase in long-term care services segment cost of services expenses resulted from a $2.0 million, or 1.7%, increase in cost of services expenses at our skilled nursing facilities, a $1.4 million, or 48.3%, increase in cost of services expenses at our assisted living facilities and a $1.1 million, or 23.4%, increase in our regional operations overhead expense.
     Cost of services expenses at our skilled nursing facilities increased $2.0 million due to the acquisition of a facility in Kansas and the opening of our newly constructed building in Texas. The operating costs increased $7 per day, or 4.1%, to $178 per day in the three months ended March 31, 2009, from $171 per day in the three months ended March 31, 2008.
     Cost of services expenses in our ancillary services segment increased $2.6 million, or 8.1%, to $34.7 million in the three months ended March 31, 2009, from $32.1 million in the three months ended March 31, 2008. Cost of services expenses were 84.6% of total ancillary services segment revenue of $41.0 million in the three months ended March 31, 2009, as compared to 83.4% of total ancillary services segment revenue of $38.5 million in the three months ended March 31, 2008. The increase in our ancillary services segment cost of services expenses resulted from $1.1 million, or 3.9%, increase in operating expenses related to our rehabilitation therapy services to $29.5 million in the three months ended March 31, 2009, from $28.4 million in the three months ended March 31, 2008, and a $1.5 million, or 40.5%, increase in operating expenses related to our hospice business. Prior to intersegment eliminations, cost of services expenses related to our rehabilitation therapy services were 83.6% of total rehabilitation therapy revenue of $35.3 million in the three months ended March 31, 2009, as compared to 83.3%, of total rehabilitation therapy revenue of $34.1 million in the three months ended March 31, 2008. The increase in cost of services as a percentage of revenue was primarily the result of an increase in bad debt expense of $0.4 million, or 1.1% of therapy revenue, for the three months ended March 31, 2009. Included in the increased bad debt expense were reserves related to the CMS pilot program utilizing private recovery audit contractor firms to recoup alleged Medicare overpayments. The increased operating expenses related to our hospice services business were incurred to support the increase in the number of patients receiving hospice services in New Mexico and California. Cost of services expenses related to our hospice services were 91.2% of total hospice revenue of $5.7 million in the three months ended March 31, 2009, as compared to 84.1% of total hospice revenue of $4.4 million in the first quarter of 2008.
     Rent Cost of Revenue. Rent cost of revenue remained consistent at $4.5 million, or 2.4% of revenue, in the three months ended March 31, 2009, with $4.5 million, or 2.5% of revenue, in the three months ended March 31, 2008.
     General and Administrative Services Expenses. Our general and administrative services expenses were $6.2 million for both the three months ended March 31, 2009, and 2008, representing 3.3% and 3.4% of revenue, for the respective periods above.
     Depreciation and Amortization. Depreciation and amortization increased by $0.3 million, or 5.8%, to $5.5 million, or 2.9% of revenue, in the three months ended March 31, 2009, from $5.2 million, or 2.8% of revenue, in the three months ended March 31, 2008. This increase primarily resulted from increased depreciation and amortization related to our Kansas acquisitions previously discussed, as well as new assets placed in service during 2008 and 2009. We expect that depreciation costs will continue to increase with the opening of our Dallas, Texas skilled nursing facility and as we place additional Express Recovery™ units in service.
     Interest Expense. Interest expense decreased by $1.6 million, or 16.5%, to $8.1 million in the three months ended March 31, 2009, from $9.7 million in the three months ended March 31, 2008. The decrease in our interest expense was primarily due to a decrease in the average interest rate on our debt from 7.5% for the three months ended March 31, 2008, to 6.2% for the three months ended March 31, 2009, which resulted in a $1.6 million savings. Average debt outstanding increased by $11.8 million, from $467.3 million for the three months ended March 31, 2008 to $479.1 million for the three months ended March 31, 2009, which resulted in additional interest expense of $0.2 million. The remainder of the variance in interest expense was due to a $0.2 million increase in capitalized interest expense related to the development of long-term care facilities.
     Interest Income. Our interest income remained consistent at $0.2 million for the three months ended March 31, 2009 and 2008.
     Provision for Income Taxes. Our provision for income taxes in the three months ended March 31, 2009 was $6.3 million, or 36.7% of income before provision for income taxes, an increase of $0.8 million, or 14.5%, from $5.5 million, or 39.3% of income before provision for income taxes, in the three months ended March 31, 2008. Tax benefits totaling $0.4 million, primarily attributable to a decrease in unrecognized tax benefits resulting from the expiration of a statute of limitations, reduced the effective tax rate below our statutory tax rate for the three months ended March 31, 2009 while the tax expense for the three months ended March 31, 2008 approximated our statutory rate. The increase in tax expense was due primarily to the increased level of pre-tax earnings in the three months ended March 31, 2009.
     EBITDA. EBITDA increased by $2.0 million, or 7.0%, to $30.5 million in the three months ended March 31, 2009, from $28.5 million in the three months ended March 31, 2008. The $2.0 million increase was primarily related to the $8.8 million increase in revenue for the period offset by the $6.7 million increase in cost of services expenses, all discussed above.
     Net Income. Net income increased by $2.5 million, or 29.8%, to $10.9 million in the three months ended March 31, 2009, from $8.4 million in the three months ended March 31, 2008. The $2.5 million increase was related primarily to the $2.0 million increase in EBITDA, the $1.6 million decrease in interest expense, offset by the increase in income tax expense of $0.8 million, and the increase in depreciation and amortization of $0.3 million, all discussed above.

Liquidity and Capital Resources
     The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net cash provided by operating activities	$7,964	$2,036
Net cash used in investing activities	(11,696)	(8,789)
Net cash provided by financing activities	9,138	5,733

Net increase (decrease) in cash and equivalents	5,406	(1,020)
Cash and equivalents at beginning of period	2,047	5,012

Cash and equivalents at end of period	$7,453	$3,992

     Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     Our principal sources of liquidity are cash generated by our operating activities and borrowings under our first lien revolving credit facility.
     At March 31, 2009, we had cash of $7.5 million. This available cash is held in accounts at third-party financial institutions. We have periodically invested in AAA money market funds. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.
     At any point in time we generally do not have more than $10.0 million in our operating accounts that are with third-party financial institutions. These balances exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor daily the cash balances in our operating accounts, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.
     Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, as well as the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2009 was $8.0 million and consisted of net income of $10.9 million, adjustments for non-cash items of $8.6 million and $11.5 million used for working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $11.3 million and a $5.5 million decrease in accounts payable and accrued liabilities, offset by a $3.9 million decrease in other current and non-current assets, a $0.7 million increase in insurance liability risks, and a $0.7 million increase in employee compensation benefits. The increase in accounts receivable was due primarily to an increase in revenue for the three months ended March 31, 2009, as compared to the year ago comparable period. Days sales outstanding increased slightly from 55.9 for the three months ended December 31, 2008 to 56.7 for the three months ended March 31, 2009. The increase in accounts payable and accrued liabilities was primarily due to the timing of trade payables.
     Cash provided by operating activities in the three months ended March 31, 2008 was $2.0 million and consisted of net income of $8.4 million, adjustments for non-cash items of $6.8 million and $13.2 million used for working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $14.7 million, a $2.0 million increase in accounts payable and accrued liabilities, and a $1.8 million increase in insurance liability risks.
     Cash used in investing activities for the three months ended March 31, 2009 of $11.7 million was primarily attributable to capital expenditures of $10.4 million and changes in other assets of $1.6 million, offset by changes in notes receivable of $0.3 million. The capital expenditures consisted of $2.8 million for construction of new healthcare facilities, $2.1 million for expansion of our Express Recovery™ unit program and $5.5 million of routine capital expenditures.
     Cash used in investing activities for the three months ended March 31, 2008 of $8.8 million was primarily attributable to capital expenditures of $8.9 million, $3.1 million of which related to the development of a skilled nursing facility in Texas and $1.7 million of which related to Express Recovery™ Units being put in place at our existing skilled nursing facilities.
     Cash provided by financing activities for the three months ended March 31, 2009 of $9.1 million primarily reflects net borrowings under our line of credit of $12.0 million, offset by scheduled debt repayments of $2.9 million.
     Cash provided by financing activities for the three months ended March 31, 2008 of $5.7 million primarily reflects net borrowings under our line of credit of $10.0 million, offset by scheduled debt repayments of $2.9 million and a $1.4 million increase in deferred financing fees.
Principal Debt Obligations and Capital Expenditures
     We are significantly leveraged. As of March 31, 2009, we had $479.4 million in aggregate indebtedness outstanding, consisting of $129.5 million principal amount of our 11.0% senior subordinated notes (net of the unamortized portion of the original issue discount of $0.5 million), a $250.3 million first lien senior secured term loan that matures on June 15, 2012, $93.0 million principal amount outstanding under our $135.0 million revolving credit facility, and capital leases and other debt of approximately $6.6 million. Furthermore, we had $4.6 million in outstanding letters of credit against our $135.0 million revolving credit facility, leaving approximately $37.4 million of additional borrowing capacity under our amended senior secured credit facility as of March 31, 2009.
     On April 28, 2009, we extended the maturity of the revolving loan commitments under our second amended and restated first lien credit agreement to June 15, 2012. The revolving line of credit will have a capacity of $135.0 million through June 15, 2010, and will reduce to $124.0 million, thereafter, until its maturity on June 15, 2012. Our costs for the extension include up-front fees and expenses totaling approximately $8.0 million. The revolving loan will continue to charge interest at our choice of LIBOR plus 2.75% or prime plus 1.75%. The revolving credit facility was previously scheduled to mature on June 15, 2010.
     Under the terms of our amended senior secured credit facility, we must maintain compliance with specified financial covenants measured on a quarterly basis, including an interest coverage minimum ratio as well as a total maximum leverage ratio. The covenants also include annual and lifetime limitations, including the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Furthermore, in addition to a $2.6 million annual permanent reduction requirement, we must permanently reduce the principal amount of debt outstanding by applying the proceeds from any asset sale, insurance or condemnation payments, issuance of additional indebtedness or equity, and 25% to 50% of excess cash flows from operations based on the leverage ratio then in effect. We believe that we were in compliance with our debt covenants as of March 31, 2009.
     Substantially all of our companies guarantee our 11.0% senior subordinated notes, the first lien senior secured term loan and our revolving credit facility. We have no independent assets or operations and the guarantees provided by our companies are both full and unconditional and joint and several.
     We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to between $1,100 and $1,500 per bed, or between $14.0 million and $18.0 million in capital expenditures in 2009 on our existing facilities. In addition, we are continuing with the expansion of our Express Recovery™ units. These units cost, on average, between $0.4 million and $0.6 million each. We completed 3 Express Recovery™ units in first quarter 2009. We are in the process of developing an additional 10 Express Recovery™ units that are scheduled to be completed by December 31, 2009.
     Our relationship with Baylor Healthcare System offers us the ability to build long-term care facilities selectively on Baylor acute campuses. In the first quarter of 2009, we completed a 136-bed skilled nursing facility in downtown Dallas. We currently have two Baylor facilities we are developing, one to be located in downtown Fort Worth, on which we broke ground in the first quarter of 2009, and another in a northern suburb of Dallas that is in the design phase.
     We also completed construction in April 2009 of one assisted living facility in the Kansas City market, with 41 units, which is similar to the assisted living facility that we opened in Ottawa, Kansas, in April 2007.
     As of March 31, 2009, we had outstanding purchase commitments of $13.9 million related to our long-term care facilities currently under development. We expect the majority of our facilities currently under development to be completed by the end of 2010. Finally, we may also invest in expansions of our existing facilities and the acquisition or development of new facilities. We currently anticipate that we will incur total capital expenditures in 2009 of approximately $48.0 million.
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
     In October 2007, we entered into an interest rate swap agreement in the notional amount of $100.0 million, maturing on December 31, 2009. Under the terms of the swap agreement, we will be required to pay a fixed interest rate of 4.4%, plus a 2.0% margin, or 6.4% in total. In exchange for the payment of the fixed rate amounts, we will receive floating rate amounts equal to the three month LIBOR rate in effect on the effective date of the swap agreement and the subsequent reset dates, which are the quarterly anniversaries of the effective date. The effect of the swap agreement is to convert $100.0 million of variable rate debt into fixed rate debt, with an effective interest rate of 6.4%. We categorized the interest rate swap as Level 2.
Other Factors Affecting Liquidity and Capital Resources
     Medical and Professional Malpractice and Workers’ Compensation Insurance. Skilled nursing facilities, like physicians, hospitals and other healthcare providers, are subject to a significant number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. To protect ourselves from the cost of these claims, we maintain professional liability and general liability as well as workers’ compensation insurance in amounts and with deductibles that we believe to be sufficient for our operations. Historically, unfavorable pricing and availability trends emerged in the professional liability and workers’ compensation insurance market and the insurance market in general that caused the cost of these liability coverages to generally increase dramatically. Many insurance underwriters became more selective in the insurance limits and types of coverage they would provide as a result of rising settlement costs and the significant failures of some nationally known insurance underwriters. As a result, we experienced substantial changes in our professional insurance program beginning in 2001. Specifically, we were required to assume substantial self-insured retentions for our professional liability claims. A self-insured retention is a minimum amount of damages and expenses (including legal fees) that we must pay for each claim. We use actuarial methods to estimate the value of the losses that may occur within this self-insured retention level and we are required under our workers’ compensation insurance agreements to post a letter of credit or set aside cash in trust funds to securitize the estimated losses that we may incur. Because of the high retention levels, we cannot predict with absolute certainty the actual amount of the losses we will assume and pay.

     We estimate our general and professional liability reserves on a quarterly basis and our workers’ compensation reserve on a semi annual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry’s loss history. Based upon these analyses, at March 31, 2009, we had reserved $29.3 million for known or unknown or potential uninsured general and professional liability claims and $14.0 million for workers’ compensation claims. We have estimated that we may incur approximately $8.0 million for general and professional liability claims and $3.9 million for workers’ compensation claims for a total of $11.9 million to be payable within 12 months; however, there are no set payment schedules and we cannot assure you that the payment amount in 2009 will not be significantly larger. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future malpractice or workers’ compensation insurance will be available at a reasonable price or that we will not have to further increase our levels of self-insurance. For a detailed discussion of our general and professional liability and workers’ compensation reserve, see “Business — Insurance” in Part 1, Item 1 in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
     Seasonality. Our business experiences slight seasonality as a result of variation in occupancy rates, with historically the highest occupancy rates in the first and fourth quarter of the year and the lowest occupancy rates in the third quarter of the year. In addition, revenue has typically increased in the fourth quarter of each year on a sequential basis due to annual increases in Medicare and Medicaid rates that typically have been fully implemented during that quarter.
     Global Market and Economic Conditions. Recent global market and economic conditions have been unprecedented and challenging with tight credit conditions and recession in most major economies expected to continue throughout the remainder of 2009 and possibly longer.
     As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to borrowers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition. Although we recently were able to extend the maturity of our revolving loan commitments and maintain existing interest rate spreads on that credit facility (see —“Principal Debt Obligations and Capital Expenditures” above), if these market conditions continue, they may impact our ability in the future to timely replace maturing liabilities, access the capital markets to meet liquidity needs, and service or refinance our 11.0% senior subordinated notes and our senior secured credit facilities, resulting in an adverse effect on our financial condition, including liquidity, capital resources and results of operations.
Recent Accounting Standards
     In March 2008, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133, or SFAS 161. The objective of SFAS 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 did not have a material impact on our financial condition, results of operations or liquidity.
     In April 2008, the FASB issued FASB Staff Position, or FSP, No. 142-3, or FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP 142-3 also requires the disclosure of the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of recognized intangible assets and for intangible assets renewed or extended during the period, if renewal or extension costs are capitalized, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP142-3 is currently effective and its adoption did not have a significant impact on our financial condition, results of operations or cash flows.
     Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS 157. In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. We implemented FSP No. 157-2 for non-financial assets and non-financial liabilities on January 1, 2009. The adoption of this statement did not have a material impact on our consolidated results of operations or financial condition.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is currently effective and its adoption has not had a material impact on our income tax expense related to adjustments for changes in valuation allowances and tax reserves for prior business combinations. However, we expect SFAS 141R will have an impact on the consolidated financial statements in the future, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated by us.
Off-Balance Sheet Arrangements
     As of March 31, 2009, we had no off-balance sheet arrangements.
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
     The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Three Months Ending March 31,
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed-rate debt (1)	$133	$142	$150	$160	$130,170	$789	$131,544	$133,873
Average interest rate	6.0%	6.0%	6.0%	6.0%	11.0%	6.0%

Variable-rate debt	$2,600	$2,600	$336,100	$—	$—	$—	$341,300	$303,210
Average interest rate(2)	3.2%	4.0%	4.7%	—	—	—

(1)	Excludes unamortized original issue discount of $0.5 million on our 11.0% senior subordinated notes.

(2)	Based on implied forward three-month LIBOR rates in the yield curve as of March 31, 2009.
     For the three months ended March 31, 2009, the total net loss recognized from converting from floating rate (three-month LIBOR) to fixed rate from a portion of the interest payments under our long-term debt obligations was approximately $0.6 million. At March 31, 2009, an unrealized loss of $1.5 million (net of income tax) is included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreement as of March 31, 2009 (dollars in thousands):

	Notional	Trade	Effective		Three Months Ended	Fair Value
Loan	Amount	Date	Date	Maturity	March 31, 2009	(Pre-tax)
First Lien	$100,000	10/24/07	10/31/07	12/31/09	$339	$(2,453)
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that disclosure of information in our Exchange Act reports are made timely and in compliance with SEC rules, regulations and forms, and that such information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer (as appropriate) to permit timely decisions regarding required disclosures. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that, as of end of the period covered by this report, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.
Changes in Internal Control Over Financial Reporting
     Management determined that there were no changes in our internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
The information required by this Item is incorporated herein by reference to Note 8, “Commitments and Contingencies—Litigation,” to the unaudited condensed consolidated financial statements under Part I, Item 1 of this report.
Item 1A. Risk Factors
     For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to Part II, Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits.

Number	Description

10.1	Form of Restricted Stock Agreement.

10.2	Separation Agreement and Release, dated March 24, 2009, by and between Skilled Healthcare Group, Inc. and Mark D. Wortley (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 27, 2009, and incorporated herein by reference).

10.3	Independent Contractor Agreement, dated July 1, 2009, by and between Skilled Healthcare Group, Inc. and Mark D. Wortley (filed as Exhibit 10.2 to our Current Report on Form 8-K dated March 27, 2009, and incorporated herein by reference).

10.4	Employment Agreement, dated March 23, 2009, by and between Skilled Healthcare Group, Inc. and Kelly J. Gill (filed as Exhibit 10.3 to our Current Report on Form 8-K dated March 27, 2009, and incorporated herein by reference).

10.5	Second Amendment to Second Amended and Restated First Lien Credit Agreement, dated as of April 28, 2009, by and among Skilled Healthcare Group, Inc., the financial institutions party thereto, and Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent (filed as Exhibit 10.1 to our Current Report on Form 8-K dated May 1, 2009, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLED HEALTHCARE GROUP, INC.
Date: May 5, 2009	/s/ Devasis Ghose
Devasis Ghose
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

/s/ Christopher N. Felfe
Christopher N. Felfe
Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

Number	Description

10.1	Form of Restricted Stock Agreement.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.