Form 10-K/A
period 2008-12-31
Skilled Healthcare Group, Inc.
filed 2009-06-29
CIK 1351051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33459
Skilled Healthcare Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	20-3934755 (I.R.S. Employer Identification Number)

27442 Portola Parkway, Suite 200 Foothill Ranch, CA (Address of Principal Executive Offices)	92610 (Zip Code)
Registrant’s telephone number: (949) 282-5800
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the shares of class A common stock, par value $0.001, and class B common stock, par value $0.001, held by non-affiliates of the registrant, computed based on the closing sale price of $13.42 per share as reported by The New York Stock Exchange, was approximately $275.0 million. The aggregate number of shares held by non-affiliates is calculated by excluding all shares held by executive officers, directors and holders known to hold 5% or more of the voting power of the registrant’s common stock. As of June 25, 2009, there were 20,263,906 shares of the registrant’s class A common stock issued and outstanding and 17,008,038 shares of the registrant’s class B common stock issued and outstanding.
Documents Incorporated by Reference:
The information called for by Part III is incorporated by reference to the Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant which was filed with the Securities and Exchange Commission on April 3, 2009.

i

Explanatory Note
     On June 9, 2009, the Audit Committee of the Board of Directors (the “Audit Committee”) of Skilled Healthcare Group, Inc. (collectively with its wholly owned companies, “Skilled”, the “Company”, “we”, “our”) concluded that our financial statements for the fiscal years ended December 31, 2006 through December 31, 2008, including the Company’s quarterly financial statements for each of the fiscal quarters in 2006 through 2008, and the Company’s quarterly financial statements for the first quarter of 2009 needed to be restated and should no longer be relied upon by investors.
     The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (this “Form 10-K/A” or “Amendment No. 1”) to restate our consolidated financial statements as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006, including the corresponding quarterly periods in 2008 and 2007. We are also restating our unaudited interim consolidated financial statements as of and for the three months ended March 31, 2009 and are concurrently filing an amendment to our Quarterly Report on Form 10-Q/A for such period. We do not intend to file any other amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement.
     The restatement relates to an understatement of accounts receivable allowance for doubtful accounts for our long-term care (“LTC”) operating segment, which was caused by improper dating of accounts receivable for that segment by a former senior officer of the LTC segment (the “former employee”). Management conducted a review of the Company’s accounts receivable allowance for doubtful accounts related to the LTC segment after the former employee left the Company’s employment following a disciplinary meeting on unrelated matters. Management determined that the former employee had acted in a manner inconsistent with the Company’s accounting and disclosure policies and practices. As a result of its review, management recommended to the Audit Committee that a restatement was required. The Audit Committee initiated and directed a special investigation regarding the accounting and reporting issues raised by the former employee’s improper dating of accounts receivable. Under the oversight of the Audit Committee, internal audit personnel with the assistance of outside legal counsel and other advisors, investigated the matter and reviewed our internal controls related to accounts receivable allowance for doubtful accounts related to the LTC segment. The Company’s investigation found no evidence that anyone else within the Company knew of or participated in the improper conduct.
     The following tables (dollars in millions, except per share data) set forth the effects of the restatement on selected line items within our previously reported consolidated financial statements for the fiscal years ended December 31, 2008, 2007 and 2006. The tables below provide only a summary of the effects of the restatement, do not include all line items that have been impacted by the restatement and should be read in conjunction with the restated consolidated financial statements contained in Item 15 of Part IV of this Amendment No. 1.

	As of December 31,
	2008			2007
	Previously	Restatement	As	Previously	Restatement	As
Balance Sheet Line items	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Accounts receivable, net	$115.2	$(12.2)	$103.0	$112.9	$(7.2)	$105.7
Allowance for doubtful accounts	14.3	12.3	26.6	9.7	7.2	16.9
Deferred income taxes — current	14.7	5.0	19.7	15.0	2.9	17.9
Total current assets	148.7	(7.3)	141.4	150.3	(4.2)	146.1
Total assets	1,013.8	(7.2)	1,006.6	970.1	(4.2)	965.9
Deferred income taxes	0.5	0.2	0.7	2.3	0.2	2.5
Total Liabilities	601.7	0.3	602.0	595.6	0.2	595.8
Additional paid-in-capital	366.6	(3.6)	363.0	365.1	(3.6)	361.5
Retained earnings	47.3	(3.9)	43.4	10.1	(0.8)	9.3
Stockholders’ equity	412.1	(7.5)	404.6	374.5	(4.4)	370.1
Total liabilities and stockholders’ equity	1,013.8	(7.2)	1,006.6	970.1	(4.2)	965.9

	Year Ended December 31,
	2008			2007			2006
Consolidated Statement of	Previously	Restatement		Previously	Restatement		Previously	Restatement
Operations Data	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Cost of Services	$578.5	$5.1	$583.6	$501.0	$3.0	$504.0	$417.7	$4.2	$421.9
Income before provision for income taxes	57.3	(5.1)	52.2	30.1	(3.0)	27.1	29.5	(4.1)	25.4
Provision for income taxes	20.1	(2.0)	18.1	13.0	(1.2)	11.8	12.2	(1.6)	10.6
Net income	37.2	(3.1)	34.1	17.1	(1.8)	15.3	17.3	(2.5)	14.8

Net income (loss) attributable to common stockholders	37.2	(3.1)	34.1	9.8	(1.9)	7.9	(1.1)	(2.5)	(3.6)
Earnings per common share, basic	$1.02	$(0.09)	$0.93	$0.36	$(0.07)	$0.29	$(0.09)	$(0.22)	$(0.31)
Earnings per common share, diluted	$1.01	$(0.09)	$0.92	$0.35	$(0.06)	$0.29	$(0.09)	$(0.22)	$(0.31)

	Year Ended December 31,
	2008			2007			2006
Consolidated Statement of	Previously	Restatement		Previously	Restatement		Previously	Restatement
Cash Flows	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Operating Activities
Net income	$37.2	$(3.1)	$34.1	$17.1	$(1.8)	$15.3	$17.3	$(2.5)	$14.8
Provision for doubtful accounts	10.1	5.1	15.2	6.1	3.0	9.1	5.4	4.2	9.6
Deferred income taxes	(0.7)	(1.9)	(2.6)	0.3	(1.1)	(0.8)	(6.4)	(1.6)	(8.0)

Quarterly Data -	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Previously reported	2008	2008	2008	2008	2007	2007	2007	2007
Accounts receivable, net	$115.2	$113.5	$111.2	$126.2	$112.9	$101.4	$89.7	$88.5
Cost of Services	148.4	145.7	142.3	142.1	139.8	127.8	119.5	113.9
Income before provision for income taxes	16.5	12.1	14.8	13.9	12.5	11.7	(2.1)	8.0
Provision for income taxes	6.2	2.6	5.8	5.5	5.4	4.8	(0.6)	3.4
Net income	10.3	9.6	8.9	8.4	7.1	6.9	(1.6)	4.7
Net income (loss) attributable to common stockholders	10.3	9.6	8.9	8.4	7.1	6.9	(4.1)	(0.1)
Earnings per common share, basic	$0.28	$0.26	$0.24	$0.23	$0.20	$0.19	$(0.18)	$(0.01)
Earnings per common share, diluted	$0.28	$0.26	$0.24	$0.23	$0.19	$0.19	$(0.18)	$(0.01)

Quarterly Data -	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Restatement Adjustments	2008	2008	2008	2008	2007	2007	2007	2007
Accounts receivable, net	$(12.2)	$(10.8)	$(9.1)	$(7.9)	$(7.2)	$(6.3)	$(6.3)	$(5.5)
Cost of Services	1.5	1.7	1.1	0.8	0.7	0.1	0.9	1.3
Income before provision for income taxes	(1.4)	(1.7)	(1.2)	(0.8)	(0.8)	(0.1)	(0.8)	(1.3)
Provision for income taxes	(0.5)	(0.7)	(0.5)	(0.3)	(0.4)	—	(0.3)	(0.5)
Net income	(0.9)	(1.0)	(0.7)	(0.5)	(0.4)	(0.1)	(0.5)	(0.8)
Net income (loss) attributable to common stockholders	(0.9)	(1.0)	(0.7)	(0.5)	(0.5)	(0.1)	(0.5)	(0.8)
Earnings per common share, basic	$(0.02)	$(0.03)	$(0.02)	$(0.01)	$(0.02)	$—	$(0.02)	$(0.06)
Earnings per common share, diluted	$(0.03)	$(0.03)	$(0.02)	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.06)

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Quarterly Data - Restated	2008	2008	2008	2008	2007	2007	2007	2007
Accounts receivable, net	$103.0	$102.7	$102.1	$118.3	$105.7	$95.1	$83.4	$83.0
Cost of Services	149.9	147.4	143.4	142.9	140.5	127.9	120.4	115.2
Income before provision for income taxes	15.1	10.4	13.6	13.1	11.7	11.6	(2.9)	6.7
Provision for income taxes	5.7	1.9	5.3	5.2	5.0	4.8	(0.9)	2.9
Net income	9.4	8.6	8.2	7.9	6.7	6.8	(2.1)	3.9
Net income (loss) attributable to common stockholders	9.4	8.6	8.2	7.9	6.6	6.8	(4.6)	(0.9)
Earnings per common share, basic	$0.26	$0.23	$0.22	$0.22	$0.18	$0.19	$(0.20)	$(0.07)
Earnings per common share, diluted	$0.25	$0.23	$0.22	$0.22	$0.18	$0.18	$(0.20)	$(0.07)
     In connection with the restatement, management has assessed the effectiveness of our disclosure controls and procedures. For the reasons described in this Amendment No. 1 under Item 9A of Part II, “Controls and Procedures,” our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Amendment No. 1, the disclosure controls and procedures were not effective as of December 31, 2008. Management also assessed our internal control over financial reporting. In doing so, management identified a material weakness in our internal control over financial reporting related to determination of our accounts receivable allowance for doubtful accounts, as described under Item 9A of Part II, “Management’s Report on Internal Control over Financial Reporting.” Management has taken and is taking steps, as described under Item 9A of Part II, in “Remediation Steps to Address Material Weakness,” to remediate the material weakness in our internal control over financial reporting. We believe that, as a result of management’s in-depth review of its accounting processes, the utilization of external resources and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Amendment No. 1, and, to the best of our knowledge, we believe that the consolidated financial statements in this Amendment No. 1 fairly present in all material aspects the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles.
This restatement affects the following areas of the report:
Part I — Item 1. Business and Item 1A. Risk Factors;
Part II — Item 6. Selected Financial Data;
Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part II — Item 8. Financial Statements and Supplementary Data (Unaudited);
Part II — Item 9A. Controls and Procedures; and
Part IV — Item 15. Exhibits and Financial Statement Schedules
     Note 2 to our restated consolidated financial statements sets forth, in a comparative presentation, the previously reported, restatement adjustments and restated amounts for those line items in the consolidated balance sheets and the consolidated statements of operations and cash flows affected by the restatement. Information on the impact of the restatement on the fiscal year ended December 31, 2006 is included in Item 6, Selected Financial Data, in Part II of this Form 10-K/A. Note 17 sets forth unaudited restated quarterly financial information for each of the eight quarters in the two years ended December 31, 2008.
     Except for the foregoing amended disclosures, the information in this Form 10-K/A has not been updated to reflect events that occurred after February 25, 2009, the original filing date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. This includes forward-looking statements and the portions of the Business section, Risk Factors and all other sections of this Form 10-K/A that were not directly impacted by the restatement, which should be read in their historical context. This Form 10-K/A should be read in conjunction with our Form 10-Q/A for the quarter ended March 31, 2009.
     We have not amended our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to December 31, 2008, and the financial statements and related financial information contained in such reports should no longer be relied upon by investors. However, all applicable amounts relating to this restatement for such prior periods have been reflected in the consolidated financial statements and the related notes to the consolidated financial statements in this Form 10-K/A.
     Item 15 of Part IV of this Form 10-K/A has been amended to include the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Ernst & Young LLP has dual dated their reports on the consolidated financial statements and internal control over financial reporting to the Board of Directors and stockholders with regard to Note 2 of the consolidated financial statements and the material weakness described previously and updated their consent to the date of this filing.

SKILLED HEALTHCARE GROUP, INC.
ANNUAL REPORT
INDEX

v

PART I

Item 1.	Business
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
Restatement
     We have amended and restated our consolidated financial statements as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006, including the corresponding interim periods in 2007 and 2008. The restatement relates to an understatement of accounts receivable allowance for doubtful accounts in each of the periods described above. The understatement resulted from improper dating of accounts receivable for our long-term care services, or LTC, operating segment by a former employee. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this amended report and Note 2, “Restatement of Consolidated Financial Statements”, in the accompanying consolidated financial statements for further information regarding the restatement.
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

     We have two reportable operating segments LTC, which includes the operation of skilled nursing and assisted living facilities and is the most significant portion of our business, and ancillary services — which includes our integrated and third-party rehabilitation therapy and hospice businesses. Our administrative and consultative services which are attributable to the reportable segments are allocated accordingly. For information regarding the financial performance of our reportable operating segments, see the notes to our consolidated financial statements in this Annual Report in “Notes to Consolidated Financial Statements, Note 7 — Business Segments.”
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
     In December 2004, we introduced our Express Recovery™ program, which uses a dedicated unit within a skilled nursing facility to deliver a comprehensive rehabilitation regimen in accommodations uniquely designed to serve high-acuity patients. Each Express Recovery™ unit can typically be entered without using the main facility entrance, permitting residents to bypass portions of the facility dedicated to the traditional nursing home patient. Each Express Recovery™ unit typically has 12 to 36 beds and provides skilled nursing care and rehabilitation therapy for patients recovering from conditions such as joint replacement surgery, and cardiac and respiratory ailments. Since introducing our Express Recovery™ program at several of our skilled nursing facilities, our skilled mix at these facilities has increased, resulting in higher reimbursement rates. As of December 31, 2008, we operate 49 Express Recovery™ units with 1,640 beds and we plan to expand nine of our current facilities and complete the development of 12 additional Express Recovery™ units, adding approximately 498 beds by the end of 2009. We provide administrative and consultative service to one skilled nursing facility owned by a third party as of December 31, 2008. The income associated with these services is included in LTC in our segment reporting as services are performed primarily by personnel on the LTC segment. Each of our facilities operates as a distinct company to better focus on service delivery and is supported by the administrative and consultative service company for efficient delivery of non-healthcare support services.
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
Ancillary Services Segment
Rehabilitation Therapy Services
     As of December 31, 2008, we provided rehabilitation therapy services to a total of 177 healthcare facilities, including 65 facilities owned by us. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. We provide rehabilitation therapy services at our skilled nursing facilities as part of an integrated service offering in connection with our skilled nursing care. We believe that an integrated approach to treating high-acuity patients enhances our ability to achieve successful patient outcomes and enables us to identify and treat patients who can benefit from our rehabilitation therapy services. We believe hospitals and physician groups refer high-acuity patients to our skilled nursing facilities because they recognize the value of an integrated approach to providing skilled nursing care and rehabilitation therapy services.
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
Sources of Reimbursement
     We receive a majority of our revenue from Medicare and Medicaid. The Medicare and Medicaid programs generated approximately 36.5% and 31.4%, respectively, of our revenue for the year ended December 31, 2008 and approximately 36.8% and 31.0%, respectively, of our revenue for the year ended December 31, 2007. Changes in the reimbursement rates or the system governing reimbursement for these programs directly affect our business. In addition, our rehabilitation therapy services, for which we typically receive payment from private payors, are significantly dependent on Medicare and Medicaid funding, as those private payors are often reimbursed by these programs. In recent years, federal and state governments have enacted changes to these programs in response to increasing healthcare costs and budgetary constraints. See Item 1A of this amended report, “Risk Factors — Reductions in Medicare reimbursement rates, including annual caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary, or changes in the rules governing the Medicare program could have a material adverse effect on our revenue, financial condition and results of operations.” Our ability to remain certified as a Medicare and Medicaid provider depends on our ability to comply with existing and newly enacted laws or new interpretations of existing laws related to these programs. See Item 1 of this amended report, “Business — Government Regulation.”

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

     On July 15, 2008, the Medicare Improvement for Patients and Providers Act of 2008 (H.R. 6331) became effective and extended certain therapy cap exceptions. These caps, effective January 1, 2006, imposed a limit to the annual amount that Medicare Part B (covering outpatient services) will pay for outpatient physical, speech language and occupational therapy services for each patient. These caps may result in decreased demand for rehabilitation therapy services that would be otherwise reimbursable under Part B but for the caps. The Deficit Reduction Act of 2005, or DRA, established exceptions to the therapy caps for a variety of circumstances. These exceptions were scheduled to expire on June 30, 2008 and the recently enacted H.R. 6331 now extends the exception process through December 31, 2009.
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
     Section 4541 of the Balanced Budget Act, or BBA, requires CMS to impose financial limitations or caps on outpatient physical, speech-language and occupational therapy services by all providers other than hospital outpatient departments. The law requires a combined cap for physical therapy and speech-language pathology, and a separate cap for occupational therapy, reimbursed under Part B. Due to a series of moratoria enacted subsequent to the BBA, the caps were only in effect in 1999 and for a few months in 2003. With the expiration of the most recent moratorium, the caps were reinstated on January 1, 2006 and have been increased to $1,810 beginning on January 1, 2009.
     CMS, as directed by DRA, established a process to allow exceptions to the outpatient therapy caps for certain medically necessary services provided after January 1, 2006 for patients with certain conditions or multiple complexities whose therapy is reimbursed under Medicare Part B. The majority of the residents in our skilled nursing facilities and patients served by our rehabilitation therapy agencies whose therapy is reimbursed under Medicare Part B have qualified for these exceptions. The Tax Relief and Health Care Act of 2006 extended these exceptions through the end of 2007, the Medicare, Medicaid and SCHIP Extension Act of 2007, subsequently extended the exceptions process until June 30, 2008, and the Medicare Improvements for Patients and Providers Act (H.R. 6331), which passed July 15, 2008, has further extended the exceptions process to December 31, 2009.
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
     The following summarizes the Medicaid regime in the principal states in which we operate.
•	California. In 2005, under State Assembly Bill 1629, California Medicaid, known as Medi-Cal, switched from a prospective payment system to a prospective cost-based system for freestanding nursing facilities, which is facility-specific, based upon the cost of providing care at that facility. State Assembly Bill 1629 included both a rate increase, as well as a quality assurance fee that is a provider tax. California has extended State Assembly Bill 1629 through the 2009-2010 and 2010-2011 rate years with a growth rate of up to five percent for both years.
•	Texas. In 2008, Texas switched from a prospective cost-based system that is facility-specific, based upon patient acuity mix for that facility to a patient-specific rate setting method using a RUG classification system similar to the Medicare program but with Texas standardized case mix indexing.

•	Kansas. The Kansas Medicaid reimbursement system is prospective cost-based and is case mix adjusted for resident activity levels.

•	Missouri. The Missouri Medicaid reimbursement system is prospective cost-based. The facility-specific rate is composed of five cost components: (i) patient care; (ii) ancillary care; (iii) administration; (iv) capital; and (v) working capital. Missouri has a provider tax similar to the previously mentioned California provider tax.

•	Nevada. Nevada’s reimbursement system is prospective cost-based, adjusted for patient acuity mix and designed to cover all costs except those currently associated with property, return on equity and certain ancillaries. Property cost is reimbursed at a prospective rate for each facility. Nevada has a provider tax similar to the previously mentioned California provider tax.
•	New Mexico. New Mexico’s reimbursement system is a prospective cost-based system that is rebased every three years. New Mexico’s Medicaid program reimburses nursing facilities at the lower of the facility’s billed charges or a prospective per diem rate. This per diem rate is specific for the facility and determined on the basis of the facility’s base-year allowable costs, constrained by rate ceilings. In addition, the per diem rate is subject to final adjustment for specified additional costs and inflationary trends. Effective August 1, 2008, the state of New Mexico began implementing a coordinated program of physical health and community-based supports and services, to be known as Coordinated Long-Term Services, or CLTS. Under CLTS, the providers contract directly with various Managed Care Organizations, or MCOs, and negotiate financial reimbursement directly with the MCOs. Plans to implement this program throughout more of the state are in place for 2009.
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
     We seek to compete effectively in each market by establishing a reputation within the local community for quality of care, attractive and comfortable facilities and providing specialized healthcare with an emphasized focus on high-acuity patients. Programs targeting high-acuity patients, including our Express Recovery™ units, generally have a higher staffing level per patient than our other inpatient facilities and compete more directly with inpatient rehabilitation facilities and long-term acute-care hospitals. We believe that the average cost to a third-party payor for the treatment of our typical high-acuity patient is lower if that patient is treated in one of our facilities than if that same patient were to be treated in an inpatient rehabilitation facility or long-term acute-care hospital.
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
Labor
     Our most significant operating cost is labor. Our labor costs consist of salaries, wages and benefits including workers’ compensation but excluding non-cash stock-based compensation expense. We seek to manage our labor costs by improving nurse staffing retention, maintaining competitive labor rates, and reducing reliance on overtime compensation and temporary nursing agency services. Labor costs accounted for approximately 64.7%, 66.4% and 66.0% of our operating expenses from continuing operations for the years ended December 31, 2008, 2007 and 2006, respectively.
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
Available Information
     Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are filed with the U.S. Securities and Exchange Commission, or SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at http://www.skilledhealthcaregroup.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Copies are also available, without charge, from Skilled Healthcare Group Investor Communications, 27442 Portola Parkway,

Suite 200, Foothill Ranch, CA, 92610. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The information on our website is not incorporated by reference to this Annual Report on Form 10-K/A.
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
Item 1A. Risk Factors
     Statements made by us in this amended report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 21 of the Securities Exchange Act of 1934. Disclosures that use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management based on our current estimates, expectations, forecasts and projections, and include comments that express our current opinions about trends and factors that may impact future operating results. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that may impact future operating results include, without limitation: national and regional economic conditions; our ability to attract and retain key executives and other healthcare personnel; the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations covering the healthcare industry; adverse changes in reimbursement rates (including payment caps) or methods of payment under Medicare and Medicaid programs; changes in state and federal licensure and certification laws and regulations; increases in inflation, including inflationary increases in patient care costs; delays in licensure and/or certification; unanticipated accounting issues or audit issues regarding the financial data with respect to the periods restated; the Company’s inability to design or improve internal controls to address issues that caused the restatement; and the detection of wrongdoing or improper activities such as those related to the restatement. Any such forward-looking statements, whether made in this amended report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this amended report, except as required by law.
     We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this amended report. These and other risks could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. The following risk factors are not an exhaustive list of the risks associated with our business. New factors may emerge or changes to these risks could occur that could materially affect our business.
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
     Given the history of frequent revisions to the Medicare program and its reimbursement rates and rules, we may not continue to receive reimbursement rates from Medicare that sufficiently compensate us for our services. Limits on reimbursement rates or the scope of services being reimbursed could have a material adverse effect on our revenues, financial condition and results of operations. For a more comprehensive description of recent changes in reimbursement rates provided by Medicare, see Item 1 of this amended report, “Business — Sources of Reimbursement—Medicare.”
We expect the federal and state governments to continue their efforts to contain growth in Medicaid expenditures, which could adversely affect our revenue and profitability.
     We receive a significant portion of our revenue from Medicaid, which accounted for 31.4% and 31.0% of our total revenue during 2008 and 2007, respectively. In addition, many private payors for our third-party rehabilitation therapy services are reimbursed under the Medicaid program for services that we provided to patients. Accordingly, if Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program that are disadvantageous to our business or industry, our business and results of operations could be adversely affected.
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

     We expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities both in the states in which we operate and by the federal government. These may take the form of both direct decreases in reimbursement rates or in rule changes that limit the beneficiaries, services or providers eligible to receive Medicaid benefits. For a description of other currently proposed reductions in Medicaid expenditures and a description of the implementation of the Medicaid program in the states in which we operate, see Item 1 of this amended report, “Business — Sources of Reimbursement — Medicaid.”
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
     We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, the intensity of federal and state enforcement actions or the extent and size of any potential sanctions, fines or penalties. Changes in the regulatory framework, our failure to obtain or renew required regulatory approvals or licenses or to comply with applicable regulatory requirements, the suspension or revocation of our licenses or our disqualification from participation in federal and state reimbursement programs, or the imposition of other harsh enforcement sanctions, fines or penalties could have a material adverse effect upon our results of operations, financial condition and liquidity. Furthermore, should we lose licenses or certifications for a number of our facilities as a result of regulatory action or otherwise, we could be deemed to be in default under some of our agreements, including agreements governing outstanding indebtedness and the report of such issues at one of our facilities could harm our reputation for quality care and lead to a reduction in our patient referrals and ultimately our revenue and operating income. For a discussion of the material government regulations applicable to our business, see Item 1 of this amended report, “Business — Government Regulation.”
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

The restatement of our consolidated financial statements has subjected us to a number of additional risks and uncertainties, including increased costs for accounting and legal fees and the increased possibility of legal proceedings.
     As discussed elsewhere in this Form 10-K/A, and in Note 2 to our consolidated financial statements, we determined that our consolidated financial statements for the annual and quarterly periods in fiscal years 2006 through 2008 and the first quarter of 2009 should be restated due to errors caused by improper dating of accounts receivable by a former employee and resulting understatement of accounts receivable allowance for doubtful accounts. As a result of the restatement, we have become subject to a number of risks and uncertainties, including incurring substantial unanticipated costs for accounting and legal fees, including as a result of possible shareholder or other litigation, in connection with the restatement. Although the restatement is complete, we may continue to incur additional restatement-related accounting and legal costs.
Management recently identified a material weakness in our internal control over financial reporting with respect to errors in the reporting of accounts receivable allowance for doubtful accounts in our LTC operating segment. Additionally, management may identify material weaknesses in the future that could adversely affect investor confidence, impair the value of our common stock and increase our cost of raising capital.
     In connection with the restatement, we have assessed our internal control over financial reporting and identified a material weakness with respect to errors in the reporting of accounts receivable allowance for doubtful accounts in our LTC operating segment. In response, management has taken and is taking steps to remediate the material weakness in our internal control over financial reporting. There can be no assurance as to how quickly or effectively our remediation steps will remediate the material weakness in our internal control over financial reporting or that additional material weaknesses will not be identified in the future.
     Any failure to remedy additional deficiencies in our internal control over financial reporting that may be discovered in the future or to implement new or improved controls, or difficulties encountered in the implementation of such controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could, in turn, affect the future ability of our management to certify that our internal control over our financial reporting is effective and, moreover, affect the results of our independent registered public accounting firm’s attestation report regarding our management’s assessment. Inferior internal control over financial reporting could also subject us to the scrutiny of the SEC and other regulatory bodies and could cause investors to lose confidence in our reported financial information, which could have an adverse effect on the trading price of our common stock. Subsequent to Management’s review of the Company’s accounts receivable allowance for doubtful accounts and the Audit Committee’s determination that our consolidated financial statements for the annual and quarterly periods in fiscal years 2006 through 2008 and the first quarter of 2009 should be restated due to the understatement of accounts receivable allowance for doubtful accounts, we were contacted by the SEC’s Division of Enforcement, which has initiated an informal inquiry relating to our restatement. This inquiry could develop into a formal investigation or the imposition of sanctions against the Company or its current or former officers and employees.
     In addition, if we or our independent registered public accounting firm identify additional deficiencies in our internal control over financial reporting, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our share price. Furthermore, additional deficiencies could result in future non-compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Such non-compliance could subject us to a variety of administrative sanctions, including the suspension or delisting of our ordinary shares from the New York Stock Exchange, or NYSE, and review by the NYSE, the SEC, or other regulatory authorities.
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
     On February 19, 2009, the California legislature approved a new budget to help relieve a $42 billion budget deficit, which implements spending cuts in several areas, including Medi-Cal spending, California’s Medicaid program. See Item 1A of this amended report “Risk Factors — We expect the federal and state governments to continue their efforts to contain growth in Medicaid expenditures, which could adversely affect our revenue and profitability.”
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

     Additional information regarding our stock option plans and plan activity for fiscal 2008, 2007 and 2006 is provided in the notes to our consolidated financial statements in this Annual Report in “Notes to Consolidated Financial Statements, Note 13 — Stock-Based Compensation” and in our 2009 Proxy Statement under the heading “Equity Compensation Plan Information.”

Item 6.	Selected Financial Data
On June 9, 2009, our Audit Committee concluded that, due to errors in accounting for the accounts receivable allowance for doubtful accounts for our LTC segment, the Company’s financial statements for the fiscal years ended December 31, 2006 through December 31, 2008, including the Company’s quarterly financial statements for each of the fiscal quarters in 2006 through 2008, and the Company’s quarterly financial statements for the first quarter of 2009 and any reports of the independent registered public accounting firm thereon, should no longer be relied upon by investors. The resulting restatement corrects accounts receivable balances, deferred income taxes, additional paid-in-capital, cost of services, pre-tax income, net income and retained earnings for the periods affected.
The impact of the restatement, by year and quarter, as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements is summarized in the tables below.
We derived the restated selected historical consolidated financial data below for each of the years ended December 31, 2008, 2007, 2006, and as of December 31, 2008 and 2007, from our audited restated consolidated financial statements included elsewhere in this document. We derived the selected historical consolidated financial data for the years ended December 31, 2005 and 2004 and as of December 31, 2006, 2005 and 2004 from our audited consolidated financial statements not included in this amended report.
Our selected historical consolidated statements of operations have been recast to reflect our California pharmacy business, which we sold in March 2005, as discontinued operations. Historical results are not necessarily indicative of future performance. On October 22, 2005, Skilled Healthcare Group, Inc., our predecessor company, entered into an agreement and plan of merger with SHG Holding Solutions, Inc. and SHG Acquisition Corp., entities formed by Onex Partners LP, Onex American Holdings II LLC and Onex U.S. Principals LP, collectively “Onex,” together with the associates of Onex, for purposes of acquiring our predecessor company. On December 27, 2005, pursuant to the merger agreement, SHG Acquisition Corp. merged with and into our predecessor company. Our predecessor company was the surviving corporation in the merger and became our wholly owned company. We refer to the transactions contemplated by the merger agreement, the equity contributions, the financings and use of proceeds of the financings, collectively, as the “Transactions.” Due to the effect of the Transactions on the recorded amounts of assets, liabilities and stockholders’ equity, our financial statements prior to such transactions are not comparable to our consolidated financial statements subsequent to such transactions. You should read the information set forth below in conjunction with other sections of this amended report, including “Management’s Discussion and Analysis of Financial Condition and Consolidated Results of Operations,” and our consolidated historical financial statements and related notes included elsewhere in this amended report.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2008	2007	2006	2005(1)	2004(1)
	Successor	Successor	Successor	Predecessor	Predecessor
	(in thousands, except per share data)

Consolidated Statement of Operations Data
Revenue	$733,330	$634,607	$531,657	$462,847	$371,284
Expenses (as restated)	647,305	554,940	462,887	410,818	323,023
Total other income (expenses), net (as restated)	(33,848)	(52,584)	(43,384)	(44,251)	(30,108)

Income before income taxes, discontinued operations and the cumulative effect of a change in accounting principle (as restated)	52,177	27,083	25,386	7,778	18,153
Provision for (benefit from) income taxes (as restated)	18,081	11,801	10,595	(13,048)	4,421

Income before discontinued operations and cumulative effect of a change in accounting principle (as restated)	34,096	15,282	14,791	20,826	13,732
Discontinued operations, net of tax	—	—	—	14,740	2,789
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(1,628)	—

Net income (as restated)	34,096	15,282	14,791	33,938	16,521
Accretion on preferred stock	—	(7,354)	(18,406)	(744)	(469)

Net income(loss) attributable to common stockholders (as restated)	$34,096	$7,928	$(3,615)	$33,194	$16,052

Earnings Per Share Data:
Earnings per common share, basic (as restated)	$0.93	$0.29	$(0.31)	$27.01	$13.45
Earnings per common share, diluted (as restated)	$0.92	$0.29	$(0.31)	$25.73	$12.47
Weighted average common shares outstanding, basic	36,573	27,062	11,638	1,229	1,194
Weighted average common shares outstanding, diluted	36,894	27,715	11,638	1,290	1,287

Other Financial Data
Capital expenditures (excluding acquisitions)	$49,626	$29,398	$22,267	$11,183	$8,212
Net cash provided by operating activities	63,013	31,723	32,150	15,004	48,358
Net cash used in investing activities	(68,377)	(121,548)	(72,111)	(223,785)	(45,230)
Net cash provided by (used in) financing activities	2,399	92,016	5,644	241,253	(1,132)
EBITDA(2) (as restated)	109,736	87,293	84,381	57,561	51,120
EBITDA margin(2) (as restated)	15.0%	13.8%	15.9%	12.4%	13.8%
Adjusted EBITDA(2) (as restated)	109,798	98,981	84,578	$77,778	$58,559
Adjusted EBITDA margin(2) (as restated)	15.0%	15.6%	15.9%	16.8%	15.8%

	As of December 31,
	2008	2007	2006	2005(1)	2004(1)
	Successor	Successor	Successor	Predecessor	Predecessor
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$2,047	$5,012	$2,821	$37,138	$4,666
Working capital (3) (as restated)	47,298	50,872	17,166	59,130	15,036
Property and equipment, net	346,466	294,281	230,904	191,151	192,397
Total assets (as restated)	1,006,580	965,857	836,233	797,082	308,860
Long-term debt (including current portion and the revolving credit facility)	470,261	458,436	469,055	463,309	280,885
Total stockholders’ equity (deficit) (as restated)	404,577	370,056	238,102	222,927	(50,475)

Notes
(1)	The restatement adjustments did not affect the fiscal years ended December 31, 2005 and December 31, 2004.

(2)	We define EBITDA as net income before depreciation, amortization and interest expense (net of interest income) and the provision for (benefit from) income taxes. EBITDA margin is EBITDA as a percentage of revenue. We prepare Adjusted EBITDA by adjusting EBITDA (each to the extent applicable in the appropriate period) for:
•	discontinued operations, net of tax;

•	the effect of a change in accounting principle, net of tax;

•	the change in fair value of an interest rate hedge;

•	reversal of a charge related to the decertification of a facility;

•	gains or losses on sale of assets;

•	provision for the impairment of long-lived assets;

•	the write-off of deferred financing costs of extinguished debt;

•	debt retirement costs;

•	reorganization expenses; and

•	fees and expenses related to the Transactions.
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

     The following table provides a reconciliation from our net income which is the most directly comparable financial measure presented in accordance with GAAP for the periods indicated:

	Year Ended December 31,
	2008	2007	2006	2005(a)	2004(a)
	Successor	Successor	Successor	Predecessor	Predecessor
	(in thousands)
Net income (as restated)	$34,096	$15,282	$14,791	$33,938	$16,521
Plus
Provision for (benefit from) income taxes (as restated)	18,081	11,801	10,595	(13,048)	4,421
Depreciation and amortization	20,978	17,687	13,897	9,991	8,597
Interest expense, net of interest income	36,581	42,523	45,098	26,680	21,581

EBITDA (as restated)	109,736	87,293	84,381	57,561	51,120
Discontinued operations, net of tax(b)	—	—	—	(14,740)	(2,789)
Cumulative effect of a change in accounting principle, net of tax(c)	—	—	—	1,628	—
Change in fair value of interest rate hedge(d)	—	40	197	165	926
(Gain) loss on sale of assets(e)	62	—	—	(980)	—
Premium on redemption of debt and write-off of deferred financing costs of extinguished debt(f)	—	11,648	—	16,626	7,858
Reorganization expenses(g)	—	—	—	1,007	1,444
Expenses related to the Transactions(h).	—	—	—	16,511	—

Adjusted EBITDA (as restated)	$109,798	$98,981	$84,578	$77,778	$58,559

Notes
(a)	The restatement adjustments did not affect the fiscal years ended December 31, 2005 and December 31, 2004

(b)	In March 2005, we sold our California-based institutional pharmacy business and, therefore, the results of operations of our California-based pharmacy business have been classified as discontinued operations. As our pharmacy business has been sold, these amounts are no longer part of our core operating business.

(c)	In 2005, we recorded the cumulative effect of a change in accounting principle as a result of our adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, or FIN 47. In 2003, we recorded the cumulative effect of a change in accounting principle as a result of our adoption of Statement of Financial Accounting Standards No. 150 Accounting for Certain Instruments with Characteristics of Liabilities and Equity, or SFAS 150, which requires that financial instruments issued in the form of shares that are mandatorily redeemable be classified as liabilities.

While these items are required under GAAP, they are not reflective of the operating income and losses of our underlying business.

(d)	Changes in fair value of an interest rate hedge are unrelated to our core operating activities and we believe that adjusting for these amounts allows us to focus on actual operating costs at our facilities.

(e)	While gains or losses on sales of assets are required under GAAP, these amounts are also not reflective of income and losses of our underlying business.

(f)	Write-offs for deferred financing costs are the result of distinct capital structure decisions made by our management and are unrelated to our day-to-day operations. These write-offs reflect (1) deferred financing costs that have been expensed in connection with the prepayment of previously outstanding debt and deferred financing costs that were expensed upon prepayment of our second lien senior secured term loan in connection with the Transactions; and (2) a $7.7 million redemption premium on $70.0 million of our 11.0% senior subordinated noted that we redeemed in June 2007, before their scheduled maturities in 2014.

(g)	Represents expenses incurred in connection with our Chapter 11 reorganization.

(h)	Represents (1) $0.2 million in fees paid by us in connection with the Transactions for valuation services and an acquisition audit; (2) our forgiveness in connection with the completion of the Transactions of a $2.5 million note issued to us in March 1998 by our then-Chairman of the Board, William Scott; (3) a $4.8 million bonus award expense incurred in December 2005 upon the completion of the Transactions pursuant to cash bonus agreements between us and our former Chief Financial Officer, John King, and our Executive Vice President and Chief Executive Officer of Ancillary Companies, Mark Wortley, in order to compensate them similarly to the economic benefit received by other executive officers who had previously purchased restricted stock; and (4) non-cash stock compensation charges of $9.0 million incurred in connection with restricted stock granted to certain of our senior executives. As these expenses relate solely to the Transactions, we do not expect to incur these types of expenses in the future.

(3)	As a result of the restatement adjustments, working capital as of December 31, 2008 decreased $7.3 million, from $54.6 million as previously-reported to $47.3 million as restated, working capital as of December 31, 2007 decreased $4.2 million, from $55.1 million as previously-reported to $50.9 million as restated, and working capital as of December 31, 2006 decreased $2.4 million, from $19.6 million as previously-reported to $17.2 million as restated. The decreases in working capital were primarily due to the increase in our restated accounts receivable allowance for doubtful accounts in our LTC operating segment in periods from 2006 through 2008, as a result of the restatement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the accompanying consolidated financial statements and related matters discussed in Note 2, “Restatement,” of the Notes to the Consolidated Financial Statements, and should be read together with the accompanying consolidated financial statements and related notes included elsewhere in this amended report on Form 10-K/A. The restatement corrects the allowance for LTC accounts receivable, cost of services, pre-tax income, net income and retained earnings for the periods affected. This information is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not indicate future performance. Our forward-looking statements, which reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in Item 1A, “Risk Factors,” of this amended report on Form 10-K/A. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Selected Financial Data” in Item 6 of this amended report on Form 10-K/A and our consolidated financial statements and related notes included in this amended report.
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
Restatement
     We have restated our consolidated financial statements as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006. In addition, we are concurrently filing Form 10-Q/A to amend and restate our consolidated financial statements for the quarter ended March 31, 2009.
     The restatement relates to an understatement of accounts receivable allowance for doubtful accounts for our LTC operating segment, which was caused by improper dating of accounts receivable for that segment by the former employee. Management conducted a review of the Company’s accounts receivable allowance for doubtful accounts related to the LTC segment after the former employee left the Company’s employment following a disciplinary meeting on unrelated matters. Management determined that the former employee had acted in a manner inconsistent with the Company’s accounting and disclosure policies and practices. As a result of its review, management recommended to the Audit Committee that a restatement was required. The Audit Committee initiated and directed a special investigation regarding the accounting and reporting issues raised by the former employee’s improper dating of accounts receivable. Under the oversight of the Audit Committee, internal audit personnel with the assistance of outside legal counsel and other advisors, investigated the matter and reviewed our internal controls related to accounts receivable allowance for doubtful accounts related to the LTC segment. The Company’s investigation found no evidence that anyone else within the Company knew of or participated in the improper conduct.
     Note 2 to our restated consolidated financial statements sets forth, in a comparative presentation, the previously reported restatement adjustments and restated amounts for those line items in the consolidated balance sheets and the consolidated statements of operations and cash flows affected by the restatement.
     The following table (dollars in millions) set forth the effects of the restatement on selected line items within our previously reported consolidated financial statements for the fiscal years ended December 31, 2008, 2007 and 2006. The below table provides only a summary of the effects of the restatement, does not include all line items that have been impacted by the restatement and should be read in conjunction with the restated consolidated financial statements contained in Item 15 of Part IV of this Amendment No. 1.

	Year Ended December 31,
	2008			2007			2006
	Previously	Restatement	As	Previously	Restatement	As	Previously	Restatement	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Balance Sheet Data
Accounts receivable	$115.2	$(12.2)	$103.0	$112.9	$(7.2)	$105.7	$86.2	$(4.2)	$82.0
Consolidated Statement of Operations Data
Cost of Services	$578.5	$5.1	$583.6	$501.0	$3.0	$504.0	$417.7	$4.2	$421.9
Income before provision for income taxes	57.3	(5.1)	52.2	30.1	(3.0)	27.1	29.5	(4.2)	25.4
Provision for income taxes	20.1	(2.0)	18.1	13.0	(1.2)	11.8	12.2	(1.6)	10.6
Net income	37.2	(3.1)	34.1	17.1	(1.8)	15.3	17.3	(2.5)	14.8
Net income (loss) attributable to common stockholders	37.2	(3.1)	34.1	9.8	(1.9)	7.9	(1.1)	(2.5)	(3.6)
Quarterly Effects of the Restatement
     The following is a summary of the effects of the restatement on our quarterly cost of services (exclusive of rent cost of revenue and depreciation and amortization), income before provision for income taxes, and net income during the quarterly periods during 2008 and 2007, and on accounts receivable (less allowance for doubtful accounts) as of the end of each of the quarterly periods during 2008 and 2007. The discussion below is a summary only, does not include all line items that have been impacted by the restatement and should be read in conjunction with the restated consolidated financial statements contained in Item 15 of Part IV of this amended report. Note 17 to our restated consolidated financial statements sets forth unaudited restated quarterly financial information for each of the eight quarters in the two years ended December 31, 2008. As discussed above, the restatement adjustments relate to an error resulting from improper dating of accounts receivable by a former employee and corresponding understatement of accounts receivable allowance for doubtful accounts.
     In 2008, as a result of the restatement adjustments:
•	Cost of services increased for each of the first, second, third and fourth quarters by $0.8 million, $1.1 million, $1.7 million and $1.5 million, respectively.

•	Income before provision for income taxes decreased for each of the first, second, third and fourth quarters by $0.8 million, $1.2 million, $1.7 million and $1.4 million, respectively.

•	Net income decreased for each of the first, second, third and fourth quarters by $0.5 million, $0.7 million, $1.0 million and $0.9 million, respectively.

•	Accounts receivable (less allowance for doubtful accounts) decreased as of the first, second, third and fourth quarters by $7.9 million, $9.1 million, $10.8 million and $12.2 million, respectively.
     The quarterly period impacts of the restatement adjustments on cost of services, income before provision for income taxes and net income were due to the understatement of our accounts receivable allowance for doubtful accounts for the LTC operating segment during the affected periods.
     In 2007, as a result of the restatement adjustments:
•	Cost of services increased for each of the first, second, third and fourth quarters by $1.3 million, $0.9 million, $0.1 million and $0.7 million, respectively.

•	Income before provision for income taxes decreased for each of the first, second, third and fourth quarters by $1.3 million, $0.8 million, $0.1 million and $0.8 million, respectively.

•	Net income decreased for each of the first, second, third and fourth quarters by $0.8 million, $0.5 million, $0.1 million and $0.4 million, respectively.

•	Accounts receivable (less allowance for doubtful accounts) decreased as of the first, second, third and fourth quarters by $5.5 million, $6.3 million, $6.3 million and $7.2 million, respectively.
     The quarterly period impacts of the restatement adjustments on cost of services, income before provision for income taxes and net income were due to the understatement of our accounts receivable allowance for doubtful accounts for the LTC operating segment during the affected periods.
     The following tables and subsequent sections discuss the effect of the restatement on quarterly cost of services, income before provision for income taxes and net income for the quarterly periods during 2008 and 2007, and accounts receivable (less allowance for doubtful accounts) as of the end of each of the quarterly periods during 2008 and 2007 (dollars in millions):

Quarterly Data -	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Previously reported	2008	2008	2008	2008	2007	2007	2007	2007
Accounts receivable, net	$115.2	$113.5	$111.2	$126.2	$112.9	$101.4	$89.7	$88.5
Cost of Services	148.4	145.7	142.3	142.1	139.8	127.8	119.5	113.9
Income before provision for income taxes	16.5	12.1	14.8	13.9	12.5	11.7	(2.1)	8.0
Provision for income taxes	6.2	2.6	5.8	5.5	5.4	4.8	(0.6)	3.4
Net income	10.3	9.6	8.9	8.4	7.1	6.9	(1.6)	4.7
Net income (loss) attributable to common stockholders	10.3	9.6	8.9	8.4	7.1	6.9	(4.1)	(0.1)

Quarterly Data -	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Restatement Adjustments	2008	2008	2008	2008	2007	2007	2007	2007
Accounts receivable, net	$(12.2)	$(10.8)	$(9.1)	$(7.9)	$(7.2)	$(6.3)	$(6.3)	$(5.5)
Cost of Services	1.5	1.7	1.1	0.8	0.7	0.1	0.9	1.3
Income before provision for income taxes	(1.4)	(1.7)	(1.2)	(0.8)	(0.8)	(0.1)	(0.8)	(1.3)
Provision for income taxes	(0.5)	(0.7)	(0.5)	(0.3)	(0.4)	—	(0.3)	(0.5)
Net income	(0.9)	(1.0)	(0.7)	(0.5)	(0.4)	(0.1)	(0.5)	(0.8)
Net income (loss) attributable to common stockholders	(0.9)	(1.0)	(0.7)	(0.5)	(0.5)	(0.1)	(0.5)	(0.8)

Quarterly Data -	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
As Restated	2008	2008	2008	2008	2007	2007	2007	2007
Accounts receivable, net	$103.0	$102.7	$102.1	$118.3	$105.7	$95.1	$83.4	$83.0
Cost of Services	149.9	147.4	143.4	142.9	140.5	127.9	120.4	115.2
Income before provision for income taxes	15.1	10.4	13.6	13.1	11.7	11.6	(2.9)	6.7
Provision for income taxes	5.7	1.9	5.3	5.2	5.0	4.8	(0.9)	2.9
Net income	9.4	8.6	8.2	7.9	6.7	6.8	(2.1)	3.9
Net income (loss) attributable to common stockholders	9.4	8.6	8.2	7.9	6.6	6.8	(4.6)	(0.9)
2008
     Quarter ended March 31, 2008. The restatement adjustments increased cost of services for the quarter ended March 31, 2008 by $0.8 million, from $142.1 million as previously reported, to $142.9 million. Cost of services in the first quarter of 2008 increased $27.7 million, or 24.0%, from the first quarter of 2007 primarily as a result of an increase in operating costs at our skilled nursing facilities and operating expenses related to the hospice services business of our ancillary services segment. For the first quarter of 2008, the restatement decreased income before provision for income taxes by $0.8 million, from $13.9 million as previously reported, to $13.1 million, and net income by $0.5 million, from $8.4 million as previously reported, to $7.9 million. The restatement decreased accounts receivable (less allowance for doubtful accounts) as of March 31, 2008 by $7.9 million, from $126.2 million as previously reported, to $118.3 million.
     Quarter ended June 30, 2008. The restatement adjustments increased cost of services for the quarter ended June 30, 2008 by $1.1 million, from $142.3 million as previously reported, to $143.4 million. Cost of services in the second quarter of 2008 increased $23.0 million, or 19.1%, from the second quarter of 2007 primarily as a result of an increase in operating costs at our skilled nursing facilities and operating expenses related to the hospice services business of our ancillary services segment. For the quarter ended June 30, 2008, the restatement decreased income before provision for income taxes by $1.2 million, from $14.8 million as previously reported, to $13.6 million, and net income by $0.7 million, from $8.9 million as previously reported, to $8.2 million. The restatement decreased accounts receivable (less allowance for doubtful accounts) as of June 30, 2008 by $9.1 million, from $111.2 million as previously reported, to $102.1 million.
     Quarter ended September 30, 2008. The restatement adjustments increased cost of services for the quarter ended September 30, 2008 by $1.7 million, from $145.7 million as previously reported, to $147.4 million. Cost of services in the third quarter of 2008 increased $19.5 million, or 15.2%, from the third quarter of 2007 primarily as a result of an increase in operating costs at our skilled nursing facilities and operating expenses related to the hospice services business of our ancillary services segment. For the quarter ended September 30, 2008, the restatement decreased income before provision for income taxes by $1.7 million, from $12.1 million as previously reported, to $10.4 million, and net income by $1.0 million, from $9.6 million as previously reported, to $8.6 million. The restatement decreased accounts receivable (less allowance for doubtful accounts) as of September 30, 2008 by $10.8,million from $113.5 million as previously reported, to $102.7 million.
     Quarter ended December 31, 2008. The restatement adjustments increased cost of services for the quarter ended December 31, 2008 by $1.5 million, from $148.4 million as previously reported, to $149.9 million. Cost of services in the fourth quarter of 2008 increased $9.4 million, or 6.7%, from the fourth quarter of 2007 primarily as a result of an increase in operating costs at our skilled nursing facilities, due to the acquisition of a facility in Kansas and the opening of our newly constructed building in Texas, and operating expenses related to the hospice services business of our ancillary services segment. For the quarter ended December 31, 2008, the restatement decreased income before provision for income taxes by $1.4 million, from $16.5 million as previously reported, to $15.1 million, and net income by $0.9 million, from $10.3 million as previously reported, to $9.4 million. The restatement decreased accounts receivable (less allowance for doubtful accounts) as of December 31, 2008 by $12.2 million, from $115.2 million as previously reported, to $103.0 million.
2007
     Quarter ended March 31, 2007. The restatement adjustments increased cost of services for the quarter ended March 31, 2007 by $1.3 million, from $113.9 million as previously reported, to $115.2 million. For the first quarter of 2007, the restatement decreased income before provision for income taxes by approximately $1.3 million, from $8.0 million as previously reported, to $6.7 million, and net income by $0.8 million, from $4.7 million as previously reported, to $3.9 million. The restatement decreased accounts receivable (less allowance for doubtful accounts) as of March 31, 2007 by $5.5, from $88.5 million as previously reported, to $83.0 million.
     Quarter ended June 30, 2007. The restatement adjustments increased cost of services for the quarter ended June 30, 2007 by $0.9 million, from $119.5 million as previously reported, to $120.4 million. For the quarter ended June 30, 2007, the restatement increased loss before benefit from income taxes by $0.8 million, from a loss of $2.1 million as previously reported, to a loss of $2.9 million and net loss by $0.5 million, from $1.6 million as previously reported, to $2.1 million. The restatement decreased accounts receivable (less allowance for doubtful accounts) as of June 30, 2007 by $6.3 million, from $89.7 million as previously reported, to $83.4 million.
     Quarter ended September 30, 2007. The restatement adjustments increased cost of services for the quarter ended September 30, 2007 by $0.1 million, from $127.8 million as previously reported, to $127.9 million. For the quarter ended September 30, 2007, the restatement decreased income before provision for income taxes by $0.1 million, from $11.7 million as previously reported, to $11.6 million, and net income by $0.1 million, from $6.9 million as previously reported, to $6.8 million. The restatement decreased accounts receivable (less allowance for doubtful accounts) as of September 30, 2007 by $6.3 million from $101.4 million as previously reported, to $95.1 million.
     Quarter ended December 31, 2007. The restatement adjustments increased cost of services for the quarter ended December 31, 2007 by $0.7 million, from $139.8 million as previously reported, to $140.5 million. For the quarter ended December 31, 2007, the restatement decreased income before provision for income taxes by $0.8 million, from $12.5 million as previously reported, to $11.7 million, and net income by $0.4 million, from $7.1 million as previously reported, to $6.7 million. The restatement decreased accounts receivable (less allowance for doubtful accounts) as of December 31, 2007 by $7.2 million, from $112.9 million as previously reported, to $105.7 million.

     Throughout the remainder of the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, all referenced amounts reflect the balances and amounts on a restated basis.
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

Key Financial Performance Indicators
     We manage the fiscal aspects of our business by monitoring certain key performance indicators that affect our revenue and profitability. The most important key performance indicators for our business are:
•	Average daily number of patients—the total number of patients at our skilled nursing facilities in a period divided by the number of days in that period.

•	Average daily rates—revenue per patient per day for Medicare or managed care, Medicaid and private pay and other, calculated as total revenue for Medicare or managed care, Medicaid and private pay and other at our skilled nursing facilities divided by actual patient days for that revenue source for any given period.

•	EBITDA—net income before depreciation, amortization and interest expenses and the provision for income taxes. Additionally, Adjusted EBITDA means EBITDA as adjusted for non-core operating items. See footnote 1 under Item 6 of this amended report, “Selected Financial Data,” for an explanation of the adjustments and a description of our uses of, and the limitations associated with the use of, EBITDA and Adjusted EBITDA.

•	Number of facilities and licensed beds—the total number of skilled nursing facilities and assisted living facilities that we own or operate and the total number of licensed beds associated with these facilities.

•	Occupancy percentage—the average daily ratio during a measurement period of the total number of residents occupying a bed in a skilled nursing facility to the number of available beds in the skilled nursing facility. During any measurement period, the number of licensed beds in a skilled nursing facility that are actually available to us may be less than the actual licensed bed capacity due to, among other things, bed decertifications.

•	Percentage of facilities owned—the number of skilled nursing facilities and assisted living facilities that we own as a percentage of the total number of facilities. We believe that our success is influenced by the significant level of ownership of the facilities we operate.

•	Quality mix—the amount of non-Medicaid revenue from each of our business units as a percentage of total revenue. In most states, Medicaid rates are generally the lowest of all payor types.

•	Skilled mix—the number of Medicare and managed care patient days at our skilled nursing facilities divided by the total number of patient days at our skilled nursing facilities for any given period.
     The following tables summarize, for each of the periods indicated, our payor sources, quality mix, occupancy percentage, skilled mix, EBITDA and Adjusted EBITDA and average daily rates and, at the end of the periods indicated, the number of facilities operated by us, the number of facilities that we own and lease, the total number of licensed beds and our total number of available beds:

	Year Ended December 31,
	2008	2007	2006

Revenue from:
Medicare	36.5%	36.8%	36.0%
Managed care, private pay, and other	32.1	32.2	32.0

Quality mix	68.6	69.0	68.0
Medicaid	31.4	31.0	32.0

Total	100.0%	100.0%	100.0%

Occupancy statistics (skilled nursing facilities):
Available patient days	3,302,889	2,973,011	2,637,154
Actual patient days	2,791,937	2,523,954	2,270,552
Occupancy percentage	84.5%	84.9%	86.1%
Skilled mix	24.2%	24.1%	23.5%
Average daily number of patients	7,628	6,915	6,221

EBITDA (1) (in thousands) (as restated)	$109,736	$87,293	$84,381
Adjusted EBITDA (1) (in thousands) (as restated)	$109,798	$98,981	$84,578

Revenue per patient day (skilled nursing facilities prior to intercompany eliminations)
Medicare	$525	$495	$459
Managed care	359	354	348
Medicaid	139	131	124
Private pay and other	157	151	144
Weighted average	$224	$214	$200

	As of December 31,
	2008	2007	2006

Facilities:
Skilled nursing facilities:
Owned	51	49	43
Leased	24	25	18

Total skilled nursing facilities	75	74	61

Total licensed beds.	9,373	9,183	7,648
Assisted living facilities:
Owned	19	11	10
Leased	2	2	2

Total assisted living facilities	21	13	12

Total licensed beds.	1,214	955	794
Total facilities	96	87	73
Available beds in service	8,983	9,007	7,467
Percentage of owned facilities	72.9%	69.0%	72.6%

(1)	EBITDA and Adjusted EBITDA are supplemental measures of our performance that are not required by, or presented in accordance with U.S. generally accepted accounting principles, or GAAP. We define EBITDA as net income before depreciation, amortization and interest expenses (net of interest income) and the provision for income taxes. See reconciliation of net income to EBITDA and Adjusted EBITDA and a discussion of its uses and limitations in footnote 1 in Item 6 of this amended report, “Selected Financial Data.”

Revenue
Revenue by Service Offering
     The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in millions):

	2008		2007		2006
	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
	Dollars	of Revenue	Dollars	of Revenue	Dollars	of Revenue
Long-term care services segment:
Skilled nursing facilities	$622.9	85.0%	$538.3	84.8%	$454.8	85.6%
Assisted living facilities	20.6	2.8	17.3	2.7	15.5	2.9

Total long-term care segment	643.5	87.8	555.6	87.5	470.3	88.5

Ancillary services segment:
Third-party rehabilitation therapy services	69.9	9.5	69.0	10.9	56.7	10.6
Hospice	19.9	2.7	10.0	1.6	4.7	0.9

Total ancillary services segment	89.8	12.2	79.0	12.5	61.4	11.5

Total	$733.3	100.0%	$634.6	100.0%	$531.7	100.0%

Sources of Revenue
     The following table sets forth revenue by state and revenue by state as a percentage of total revenue for the periods (dollars in thousands):

	Year Ended December 31,
	2008		2007		2006
	Revenue	Percentage of	Revenue	Percentage of	Revenue	Percentage of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
California	$327,088	44.6%	$309,064	48.7%	$279,612	52.6%
Kansas	51,331	7.0	39,195	6.2	34,556	6.5
Missouri	55,878	7.6	51,357	8.1	20,236	3.8
Nevada	30,605	4.2	25,474	4.0	17,151	3.2
New Mexico	82,254	11.2	24,505	3.9	—	—
Texas	185,914	25.4	184,435	29.1	179,814	33.8
Other	260	0.0	577	0.0	288	0.1

Total	$733,330	100.0%	$634,607	100.0%	$531,657	100.0%

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
     Ancillary Services Segment
     Rehabilitation Therapy. As of December 31, 2008, we provided rehabilitation therapy services to a total of 177 healthcare facilities, including 65 of our facilities, compared to 177 facilities, including 64 of our facilities, as of December 31, 2007. In addition, we have contracts to manage the rehabilitation therapy services for our ten healthcare facilities in New Mexico. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party skilled nursing facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered.
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
     For a detailed discussion of our sources of reimbursement, see Item 1 of this amended report, “Business — Sources of Reimbursement” and Item 1A of this amended report “Risk Factors.”
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
Allowance for doubtful accounts
     We maintain allowances for doubtful accounts related to estimated losses resulting from nonpayment of patient accounts receivable and third-party billings and notes receivable from customers. In evaluating the collectability of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection trends, the composition of patient accounts by payor, the status of ongoing disputes with third-party payors and general industry conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our receivables from Medicare and Medicaid payor programs represent our only significant concentration of credit risk. We do not believe there are significant credit risks associated with these governmental programs. If, at December 31, 2008, we were to recognize an increase of 10% in our allowance for doubtful accounts, our total current assets would decrease by $2.7 million, or 1.9%. There would be a corresponding increase in operations expense.
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
Income Taxes
     We adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, or SFAS 109, and prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition rules. As a result of the adoption of FIN 48, we recorded a $1.5 million increase in goodwill and taxes payable as of January 1, 2007. As of December 31, 2008, the total amount of unrecognized tax benefit was $2.8 million. Beginning in January 2009, any decrease in unrecognized tax benefits will result in a corresponding benefit to the provision for income taxes in accordance with SFAS No. 141 (revised), Business Combinations, or SFAS 141R, which prospectively changed the impact of any reversal of these unrecognized tax benefits from a reduction to goodwill recorded in connection with the Transaction. See “Recent Accounting Standards” for further discussion of SFAS 141R.
     We recognize interest and penalties related to uncertain tax positions in the provision for income taxes line item of the consolidated statements of operations. As of December 31, 2008 and 2007, we had accrued approximately $0.4 million and $3.5 million, respectively, in interest and penalties on unrecognized tax benefits, net of approximately $0.2 million and $1.1 million, respectively, of tax benefit. If reversed, the entire balance will result in a benefit to the provision for income taxes in 2009 and subsequent years.
     Our tax years 2005 and forward are subject to examination by the IRS and from 2003 forward by the our material state jurisdictions. With normal closures of the statute of limitations, we anticipate that there is a reasonable possibility that the amount of unrecognized tax benefits will decrease by $2.8 million within the next 12 months.
     We use the liability method of accounting for income taxes as set forth in SFAS 109. We determine deferred tax assets and liabilities at the balance sheet date based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income.

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

Results of Operations
     The following table sets forth details of our revenue and earnings as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Revenue	100.0%	100.0%	100.0%
Expenses (as restated):
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below) (as restated)	79.6	79.4	79.3
Rent cost of revenue	2.5	2.0	1.8
General and administrative	3.3	3.2	3.2
Depreciation and amortization	2.9	2.8	2.6

	88.3	87.4	86.9

Other income (expenses):
Interest expense	(5.1)	(7.0)	(8.8)
Interest income	0.1	0.2	0.2
Equity in earnings of joint venture	0.3	0.3	0.4
Change in fair value of interest rate hedge	—	—	—
Premium on redemption of bond and write-off of deferred financing costs.	—	(1.8)	—
Other income (expense)	—	—	—

Total other income (expenses), net	(4.7)	(8.3)	(8.2)

Income before provision for income taxes (as restated)	7.0	4.3	4.9
Provision for income tax (as restated)	2.5	1.9	2.0

Net income (as restated)	4.5%	2.4%	2.9%

EBITDA margin(1) (as restated)	15.0%	13.8%	15.9%
Adjusted EBITDA margin(1) (as restated)	15.0%	15.6%	15.9%

(1)	See footnote 1 to Item 6 of this amended report, “Selected Financial Data” for a calculation of EBITDA and Adjusted EBITDA and for a description of our uses of, and the limitations associated with the use of, EBITDA and Adjusted EBITDA.

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
     Cost of Services Expenses. Our cost of services expenses increased $79.6 million, or 15.8%, to $583.6 million, or 79.6% of revenue, in 2008, from $504.0 million, or 79.4% of revenue, in 2007.
     Cost of services expenses for our long-term care services segment increased $70.3 million, or 15.8%, to $516.0 million, or 80.2% of our long-term care services segment revenue, in 2008 from $445.7 million, or 80.2% of our long-term care services segment revenue, in 2007. Excluding reductions in our reserves for prior policy years for self insured professional and general liability and workers’ compensation insurance totaling $4.1 million, cost of services expenses were 79.5% of revenue for the year ended December 31, 2008. Reductions in our reserves in 2007 were negligible.
     The increase in long-term care services segment cost of services expenses resulted from a $64.9 million, or 15.4%, increase in cost of services expenses at our skilled nursing facilities, a $2.3 million, or 19.8%, increase in cost of services expenses at our assisted living facilities and a $3.1 million, or 23.7%, increase in our regional operations overhead expense.
     Of the increase in cost of services expenses at our skilled nursing facilities, $52.9 million resulted from the acquisition of three facilities in Missouri in April 2007, ten facilities in New Mexico in September 2007, and one facility in Kansas in April 2008, and $12.0 million resulted from operating costs increasing at facilities acquired or developed prior to January 1, 2007 by $8 per day, or 4.7%, to $177 per patient day in 2008, from $169 per patient day in 2007. The $12.0 million increase in operating costs resulted from a $6.9 million increase in labor costs as a result of a 4.9% increase in average hourly rates and increased staffing, primarily in the nursing area to respond to the increased mix of high-acuity patients, a $3.7 million increase due to higher ancillary costs and a $1.4 million increase in other expenses such as supplies, food, taxes and licenses and utilities, due to increased purchasing costs.
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
     The restatement had the following effects on the previously-reported cost of services expenses for the periods indicated:

	Year Ended December 31,
	2008	2007
	(in millions)
Cost of services expenses, as previously reported	$578.5	$501.0
Restatement adjustments	5.1	3.0
Cost of services expenses, as restated	$583.6	$504.0

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
     Depreciation and Amortization. Depreciation and amortization increased by $3.3 million, or 18.6%, to $21.0 million in 2008 from $17.7 million in 2007. This increase primarily resulted from increased depreciation and amortization related to our Missouri, Kansas and New Mexico acquisitions discussed above, as well as new assets, including Express Recovery Unit™ projects, placed in service during 2007 and 2008.
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
     Provision for Income Taxes. Our provision for income taxes in 2008 was $18.1 million, an increase of $6.3 million from 2007, representing effective tax rates of 34.7% and 43.6%, respectively. The reduction in effective tax rate is due primarily to the reversal of interest accruals related to previously unrecognized tax benefits resulting from the expiration of statutes and the generation of tax credits.
     The restatement had the following effects on the previously-reported provision for income taxes for the periods indicated:

	Year Ended December 31,
	2008	2007
	(in millions)
Provision for (benefit from) income taxes, as previously reported	$20.1	$13.0
Restatement adjustments	(2.0)	(1.2)

Provision for (benefit from) income taxes, as restated	$18.1	$11.8

     The effects of the restatement on the provision for income taxes was a decrease of $2.0 million for 2008, due to a decrease of $5.1 million of pre-tax income, and $1.2 million for 2007, due to a decrease of $3.0 million of pre-tax income. The effective tax rate decreased from 35.0% to 34.7% for 2008, and increased from 43.0% to 43.6% for 2007 as a result of the restatement.
     EBITDA. EBITDA increased by $22.4 million, or 25.7%, to $109.7 million in 2008 from $87.3 million in 2007. The $22.4 million increase was primarily related to the $98.7 million increase in revenue and the $11.6 million charges related to the premium on early retirement of debt and write-off of deferred financing costs of extinguished debt, offset by the $79.6 million increase in cost of services expenses, the $5.3 million increase in rent cost of revenue, and the $3.3 million increase in depreciation and amortization discussed above.

     The restatement had the following effects on the previously-reported EBITDA for the periods indicated::

	Year Ended December 31,
	2008	2007
	(in millions)
EBITDA, as previously reported	$114.8	$90.3
Restatement adjustments	(5.1)	(3.0)

EBITDA, as restated	$109.7	$87.3

     Net Income. Net income increased by $18.8 million, or 122.9%, to $34.1 million in 2008 from $15.3 million in 2007. The $18.8 million increase was related to the $22.4 million increase in EBITDA and the $6.8 million decrease in interest expense offset by the increase in income tax expense of $6.3 million, the increase in depreciation and amortization of $3.3 million, and the $0.9 million decrease in interest income all discussed above.
     The restatement had the following effects on the previously-reported net income for the periods indicated:

	Year Ended December 31,
	2008	2007
	(in millions)
Net income, as previously reported	$37.2	$17.1
Restatement adjustments	(3.1)	(1.8)

Net income, as restated	$34.1	$15.3

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     Revenue. Revenue increased $102.9 million, or 19.4%, to $634.6 million in 2007 from $531.7 million in 2006.
     Revenue in our long-term care services segment increased $85.3 million, or 18.1%, to $555.6 million in 2007 from $470.3 million in 2006. The increase in long-term care services segment revenue, prior to intersegment eliminations of $1.5 million, resulted from an $83.4 million, or an 18.3%, increase in our skilled nursing facilities revenue and a $1.9 million, or 12.3%, increase in our assisted living facilities revenue. Of the increase in skilled nursing facilities revenue, $28.3 million resulted from increased reimbursement rates from Medicare, Medicaid, managed care and private pay sources, as well as a higher patient acuity mix and $56.5 million of the increase in skilled nursing facilities revenue resulted from increased occupancy. Our acquisition of three skilled nursing facilities in Missouri in April 2007 and our acquisition of ten skilled nursing facilities in New Mexico in September 2007 contributed $39.0 million to occupancy. Our average daily Medicare rate increased 7.8% to $495 in 2007 from $459 in 2006 as a result of market basket increases provided under the Medicare program, as well as a shift to high-acuity Medicare patients. Our average daily Medicaid rate increased 5.6% to $131 in 2007 from $124 per day in 2006, primarily due to increased Medicaid rates in California and Missouri. Our managed care and private and other rates increased by approximately 1.7% and 4.9%, respectively, in 2007 compared to 2006. Our skilled mix increased to 24.1% in 2007 from 23.5% in 2006 as we continued marketing our capabilities to referral sources to attract high-acuity patients to our facilities and made capital expenditures to expand our Express Recovery Unit™ services. Our average daily number of patients increased by 694, or 11.2%, to 6,915 in 2007 from 6,221 in 2006, primarily due to our acquisition discussed above which contributed 581 average daily patients.

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
     Cost of Services Expenses. Our cost of services expenses increased $82.1 million, or 19.5%, to $504.0 million, or 79.4% of revenue, in 2007 from $421.9 million, or 79.3% of revenue, in 2006.
     Cost of services expenses for our long-term care services segment increased $67.0 million, or 17.7%, to $445.7 million, or 80.2% of long-term care services segment revenue, in 2007 from $378.7 million, or 80.5% of long-term care services segment revenue, in 2006.
     The increase in long-term care services segment cost of services expenses resulted from a $63.9 million, or 17.9%, increase in cost of services expenses at our skilled nursing facilities and a $1.0 million, or 9.4%, increase in cost of services expenses at our assisted living facilities and a $2.1 million, or 19.1%, increase in our regional operations overhead expense.
     The increase in cost of services expenses at our skilled nursing facilities was primarily a result of $21.9 million due to operating costs per patient day increasing $10, or 6.4%, to $167 per day in 2007 from $157 per day in 2006, and $42.0 million from increased occupancy. The $21.9 million increase in operating costs resulted from a $13.7 million increase in labor costs as a result of a 6.1% increase in average hourly rates and increased staffing, primarily in the nursing area, to respond to the increased mix of high-acuity patients, a $4.8 million increase in ancillary expenses, such as pharmacy and therapy costs, due to an increase in the mix of higher acuity patients, a $1.7 million increase due to higher liability costs in California, and a $1.7 million increase in other expenses, such as supplies, food, taxes and licenses, insurance and utilities, due to increased purchasing costs.
     Cost of services expenses in our ancillary services segment increased $26.0 million, or 27.6%, in 2007, to $120.2 million from $94.2 million in 2006. Cost of service expenses were 86.2% as a percent of 2007 total ancillary revenue of $139.4 million, prior to intercompany eliminations of $60.4 million, as compared to 83.5% of total 2006 ancillary revenue of $112.8 million, prior to intercompany eliminations of $51.4 million. The increase in our ancillary services segment cost of services expenses resulted from a $22.2 million, or 24.9%, increase in operating expenses related to our rehabilitation therapy services to $111.4 million in 2007 from $89.2 million in 2006, and a $3.8 million, or a 76.0%, increase in operating expenses related to our hospice business. Prior to intersegment eliminations, cost of service expenses related to our rehabilitation therapy services were 86.1% of total rehabilitation therapy revenue of $129.4 million in 2007, as compared to 82.5% of total rehabilitation therapy revenue of $108.1 million in 2006. The increased operating expenses related to our rehabilitation therapy business were incurred to support the increased rehabilitation therapy services revenue resulting from the increased activity under rehabilitation therapy contracts discussed above. The increase in operating expense as a percent of revenue is primarily due to increased contract labor expense, which is incurred mostly at new facilities that we service for third parties until we can hire therapists. The operating expenses related to our hospice business resulted from the increase in hospice revenue of 112.2%.

     The restatement had the following effects on the previously-reported cost of services expenses for the periods indicated:

	Year Ended December 31,
	2007	2006
	(in millions)
Cost of services expenses, as previously reported	$501.0	$417.7
Restatement adjustments	3.0	4.2

Cost of services expenses, as restated	$504.0	$421.9

     Rent cost of revenue. Rent cost of revenue increased by $2.9 million, or 28.2% to $12.9 million, or 2.0% of revenue, in 2007 from $10.0 million, or 1.8% of revenue, in 2006. This increase primarily resulted from our acquisition of eight leased healthcare facilities in New Mexico in September 2007.
     General and Administrative Services Expenses. Our general and administrative services expenses increased $3.3 million, or 19.3%, to $20.4 million, or 3.2% of revenue, in 2007 from $17.1 million, or 3.2% of revenue, in 2006. The increase in our general and administrative expenses resulted primarily from increased compensation and benefits primarily due to increases in wages and salaries, and for increased personnel related to additional facilities, an increase in bonuses, and stock-based compensation. Professional fees also increased due to increased accounting, audit, legal and insurance costs.
     Depreciation and Amortization. Depreciation and amortization increased by $3.8 million, or 27.3%, to $17.7 million in 2007 from $13.9 million in 2006. This increase primarily resulted from increased depreciation and amortization related to our Missouri and New Mexico acquisitions discussed above, as well as new assets, including the Express Recovery Unit™, placed in service since December 31, 2006.
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

     Provision for Income Taxes. Our provision for income taxes in 2007 was $11.8 million, an increase of $1.2 million from 2006, representing effective tax rates of 43.6% and 41.7%, respectively. The increase in the effective tax rate in 2007 over 2006 was due primarily to the additional $0.5 million tax expense recorded under the provisions of FIN 48, which we adopted as of January 1, 2007, as well as an additional $0.3 million of tax expense due to an increase in state tax in Texas.
     The restatement had the following effects on the previously-reported provision for income taxes for the periods indicated:

	Year Ended December 31,
	2007	2006
	(in millions)
Provision for (benefit from) income taxes, as previously reported	$13.0	$12.2
Restatement adjustments	(1.2)	(1.6)

Provision for (benefit from) income taxes, as restated	$11.8	$10.6

     The effects of the restatement on the provision for income taxes was a decrease of $1.2 million for 2007, due to a decrease of $3.0 million of pre-tax income, and $1.6 million for 2006, due to a decrease of $4.2 million of pre-tax income. The effective tax rate increased from 43.0% to 43.6% for 2007, and from 41.3% to 41.7% for 2006 as a result of the restatement.
     EBITDA. EBITDA increased by $2.9 million, or 3.4%, to $87.3 million in 2007 from $84.4 million in 2006. The $2.9 million increase was primarily related to the $102.9 million increase in revenue, offset by the $82.1 million increase in cost of services expenses, the $2.9 million increase in rent cost of revenue, the $3.3 million increase in general and administrative services expenses, and the $11.6 million charges related to the premium on early retirement of debt and write-off of deferred financing costs of extinguished debt discussed above.
     The restatement had the following effects on the previously-reported EBITDA for the periods indicated:

	Year Ended December 31,
	2007	2006
	(in millions)
EBITDA, as previously reported	$90.3	$88.5
Restatement adjustments	(3.0)	(4.1)

EBITDA, as restated	$87.3	$84.4

     Net Income. Net income decreased by $0.5 million, or 3.4%, to $15.3 million in 2007 from $14.8 million in 2006. The $0.5 million decrease was related to the $2.9 million increase in EBITDA discussed above, the $2.2 million decrease in interest expense, and the $0.4 million increase in interest income, offset by the increase in income tax expense of $1.2 million and the increase in depreciation and amortization of $3.8 million discussed above.

     The restatement had the following effects on the previously-reported net income for the periods indicated:

	Year Ended December 31,
	2007	2006
	(in millions)
Net income, as previously reported	$17.1	$17.3
Restatement adjustments	(1.8)	(2.5)

Net income, as restated	$15.3	$14.8

Quarterly Data
     The following is a summary of our unaudited restated quarterly results from operations for each of the years ended December 31, 2008 and 2007.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(In thousands, except per share data)

Consolidated Statement of Operations Data
Revenue	$189,781	$182,474	$180,348	$180,727	$177,393	$161,468	$151,091	$144,655
Expenses (as restated):
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below) (as restated)	149,819	147,404	143,439	142,903	140,578	127,861	120,356	115,222
Rent cost of revenue	4,534	4,771	4,478	4,465	4,398	3,235	2,527	2,694
General and administrative	6,743	5,992	5,557	6,222	6,173	5,073	4,375	4,761
Depreciation and amortization	5,444	5,301	5,073	5,160	5,067	4,420	4,239	3,961

	166,540	163,468	158,547	158,750	156,216	140,589	131,497	126,638

Other income (expenses):
Interest expense	(9,239)	(9,207)	(9,162)	(9,653)	(10,178)	(9,914)	(11,926)	(12,092)
Premium on redemption of debt and write-off of related deferred financing costs	—	—	—	—	—	—	(11,648)	—
Interest income	174	169	123	214	289	384	587	327
Other income (expense)	47	(110)	87	222	86	(159)	97	—
Change in fair value of interest rate hedge	—	—	—	—	(1)	(6)	—	(33)
Equity in earnings of joint venture	754	624	718	391	329	381	353	540

Total other income (expenses), net	(8,264)	(8,524)	(8,234)	(8,826)	(9,475)	(9,314)	(22,537)	(11,258)

Income (loss) before provision for (benefit from) income taxes (as restated)	14,977	10,482	13,567	13,151	11,702	11,565	(2,943)	6,759
Provision for (benefit from) income taxes (as restated)	5,642	1,909	5,363	5,167	5,040	4,759	(860)	2,862

Net income (loss) (as restated)	9,335	8,573	8,204	7,984	6,662	6,806	(2,083)	3,897

Accretion on preferred stock	—	—	—	—	—	—	(2,582)	(4,772)

Net (loss) income attributable to common stockholders (as restated)	$9,335	$8,573	$8,204	$7,984	$6,662	$6,806	$(4,665)	$(875)

Earnings per share data:
Earnings per common share, basic (as restated)	$0.26	$0.23	$0.22	$0.22	$0.18	$0.19	$(0.20)	$(0.07)

Earnings per common share, diluted (as restated)	$0.25	$0.23	$0.22	$0.22	$0.18	$0.18	$(0.20)	$(0.07)

Weighted-average common shares outstanding, basic	36,606	36,578	36,558	36,551	36,249	36,236	23,437	11,959

Weighted-average common shares outstanding, diluted	36,893	36,909	36,871	36,881	36,886	36,917	23,437	11,959

Liquidity and Capital Resources
     The following table presents selected data from our consolidated statements of cash flows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Net cash provided by operating activities	$63,013	$31,723	$32,150
Net cash used in investing activities	(68,377)	(121,548)	(72,111)
Net cash provided by financing activities	2,399	92,016	5,644

Net (decrease) increase in cash and equivalents	(2,965)	2,191	(34,317)
Cash and equivalents at beginning of year	5,012	2,821	37,138

Cash and equivalents at end of year	$2,047	$5,012	$2,821

Years Ended December 31, 2008 and 2007
     Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, as well as the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2008 was $63.0 million and consisted of net income of $34.1 million, adjustments for non-cash items of $38.3 million and $9.4 million used by working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $15.7 million, offset by a $2.1 million decrease in other current and non-current assets and $3.4 million increase in other long-term liabilities. The increase in accounts receivable was due primarily to an increase in revenue for the year ended December 31, 2008, as compared to the year ago comparable period. Days sales outstanding decreased slightly from 54.8 for the three months ended December 31, 2007 to 49.9 for the three months ended December 31, 2008. The reduction in accounts payable and accrued liabilities was primarily due to the timing of trade payables and accrued interest.
     Investing activities used $68.4 million in 2008, as compared to $121.5 million in 2007. The primary use of funds in 2008 was $23.4 million used to acquire healthcare facilities, $49.6 million for capital expenditures and $4.5 million change in notes receivable. The $23.4 million used to acquire healthcare facilities consisted primarily of $9.0 million used to acquire seven assisted living facilities in Kansas in September 2008 and $13.7 million was used to acquire the real property and assets of a 152-bed skilled nursing facility and an adjacent 34-unit assisted living facility located in Wichita, Kansas in April 2008. The capital expenditures consisted of $18.3 million for new construction of healthcare facilities, $12.8 million for expansion of our Express Recovery™ program and $18.5 million of routine capital expenditures.

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
     The increase in income before non-cash items primarily resulted from a charge of $11.6 million associated with the prepayment of $70.0 million principal amount of our 11.0% senior subordinated notes in June 2007, an increase of $7.2 million in deferred tax adjustments, as well as an increase in depreciation and amortization of $3.8 million, which was primarily due to skilled nursing facilities acquired in 2007 and 2006 and other assets placed in service during that time period.
     The $23.3 million decrease in cash provided by the change in operating assets and liabilities consisted primarily of the following:
•	$12.2 million was due to a decrease in cash provided by the change in other current and non-current assets, primarily prepaids, to a $0.1 million provision of cash in 2007 from a $12.3 million provision of cash in 2006, primarily in prepaids and income taxes receivable, due to the offset of a $9.4 million income tax receivable from 2005 against tax payments in 2006.

•	a $5.2 million decrease in cash provided by the change in insurance liability risks to a $3.7 million use of cash in 2007 from a $1.5 million provision of cash in 2006.
•	a $8.2 million decrease in cash provided by the change in accounts payable and accrued liabilities to a $5.8 million provision of cash in 2007 from a $14.0 million provision of cash in 2006, primarily due to the release of tax amounts accrued related to the transactions.
     Investing activities used $121.5 million in 2007, as compared to $72.1 million in 2006. The primary use of funds in 2007 was $88.4 million used to acquire healthcare facilities, $29.4 million for capital expenditures and $6.3 million of tax funds distributed related to the Onex transaction. Of the $88.4 million used to acquire healthcare facilities, $30.6 million was used to purchase a total of three facilities in Missouri and $53.2 million was used to acquire ten facilities in New Mexico, eight of which are leased. Of the $29.4 million of capital expenditures, $17.1 million was used for construction and development, including $10.6 million associated with the development of our Express Recovery™ units.
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
     We are significantly leveraged. On March 31, 2008, we increased the capacity of our revolving credit facility by $35.0 million. Following this increase, the total revolving loan commitments under the credit agreement are now equal to $135.0 million. As of December 31, 2008, we had $470.3 million in aggregate indebtedness outstanding, consisting of $129.5 million principal amount of our 11.0% senior subordinated notes (net of the unamortized portion of the original issue discount of $0.5 million), a $250.9 million first lien senior secured term loan that matures on June 15, 2012, $81.0 million principal amount outstanding under our $135.0 million revolving credit facility that matures on June 15, 2012, and capital leases and other debt of approximately $8.9 million. Furthermore, we had $4.6 million in outstanding letters of credit against our $135.0 million revolving credit facility, leaving approximately $49.4 million of additional borrowing capacity under our amended senior secured credit facility as of December 31, 2008. For 2008, 2007, and 2006, our interest expense, net of interest income, was $36.6 million, $42.5 million, and $45.1 million, respectively. For 2008 and 2007, we capitalized $0.8 million and $0.4 million of interest expense related to new facilities that we are developing. No such amount was capitalized in 2006.
     If our remaining ability to borrow under our revolving credit facility is insufficient for our capital requirements, we will be required to seek additional sources of financing, including issuing equity, which may be dilutive to our current stockholders, or incurring additional debt. Our ability to incur additional debt is subject to the restrictions in the indenture governing our 11% senior subordinated notes and our first lien credit agreement. We cannot assure you that the restrictions contained in these agreements will permit us to borrow the funds that we need to finance our operations, or that additional debt will be available to us on commercially reasonable terms or at all. If we are unable to obtain funds sufficient to finance our capital requirements, we may have to forego opportunities to expand our business, including the acquisition of additional facilities. See Item 1A of this amended report, “Risk Factors — Global economic conditions may impact our ability obtain additional financing on commercially reasonable terms or at all and our ability to expand our business may be harmed.”
Term Loan and Revolving Loan
     Our first lien credit agreement consists of a $250.9 million term loan and a $135.0 million revolving loan. The term loan is due in full on June 15, 2012, less principal reductions of 1% per annum required on the term loan, payable on a quarterly basis, and the revolving loan is due in full on June 15, 2012. Amounts borrowed pursuant to the first lien credit agreement may be prepaid at any time without penalty except for LIBOR breakage costs. Amounts borrowed pursuant to the first lien credit agreement are secured by substantially all of our assets. Under our first lien agreement, subject to certain exceptions, we are required to apply all of the proceeds from any issuance of debt, half of the proceeds from any issuance of equity, half of our excess annual cash flow, as defined in our first lien agreement, and, subject to permitted reinvestments, all amounts received in connection with any sale of our assets and casualty insurance and condemnation or eminent domain proceedings, in each case to repay the outstanding amounts under the Credit Facility. As of December 31, 2008, the loans bore interest, at our election, either at the prime rate plus an initial margin of 1.25% on the term loan and 1.75% on the revolving loan, or the LIBOR plus a margin of 2.00% on the term loan and 2.75% on the revolving loan and have commitment fees on the unused portions of 0.375% to 0.5%. The interest rate margin on the term loan can be reduced by as much as 0.50%

based on our credit rating. Furthermore, we have the right to increase our borrowings under the term loan and/or the revolving loan up to an aggregate amount of $90.0 million provided that we are in compliance with our first lien credit agreement, that the additional debt would not cause any covenant violation of our first lien agreement, and that existing or new lenders within our first lien credit agreement or new lenders agree to increase their commitments.
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
Capital Expenditures
     We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to between $1,100 and $1,500 per bed, or between $14.0 million and $18.0 million in capital expenditures in 2009 on our existing facilities. In addition, we are continuing with the expansion of our Express Recovery™ units. These units cost, on average, between $0.4 million and $0.6 million for each Express Recovery™ unit. We are in the process of developing an additional 12 Express Recovery™ units in 2009.

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
     We estimate our professional liability and general liability reserves on a quarterly basis and our workers’ compensation reserve on a semi annual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry’s loss history. Based upon these analyses, at December 31, 2008, we had reserved $29.0 million for known or unknown or potential uninsured professional liability and general liability claims and $13.7 million for workers’ compensation claims. We have estimated that we may incur approximately $8.2 million for professional and general liability claims and $3.9 million for workers’ compensation claims for a total of $12.1 million to be payable within 12 months; however, there are no set payment schedules and we cannot assure you that the payment amount in 2009 will not be significantly larger. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future malpractice or workers’ compensation insurance will be available at a reasonable price or that we will not have to further increase our levels of self-insurance. For a detailed discussion of our professional and general liability and workers’ compensation reserve, see Item 1 of this amended report, “Business — Insurance.”
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
     The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes (dollars in thousands):

								Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value
Fixed-rate debt (1)	$5,185	$133	$142	$150	$160	$130,958	$136,728	$114,628
Average interest rate	4.6%	6.0%	6.0%	6.0%	6.0%	11.0%

Variable-rate debt	$2,600	$83,600	$2,600	$243,100	$—	$—	$331,900	$256,630
Average interest rate(2)	2.8%	4.3%	4.2%	4.5%	—	—

(1)	Excludes unamortized original issue discount of $0.5 million on our 11% senior subordinated notes.

(2)	Based on implied forward three-month LIBOR rates in the yield curve as of December 31, 2008.
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

	Notional	Trade	Effective		Year Ended	Fair Value
Loan	Amount	Date	Date	Maturity	December 31, 2008	(Pre-tax)
First Lien	$100,000	10/24/07	10/31/07	12/31/09	($1,089)	($3,007)
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
     The information required by this Item is incorporated herein by reference to the financial statements set forth in Item 15 of this amended report, “Exhibits and Financial Statement Schedules — Consolidated Financial Statements and Supplementary Data.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.
     Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.
     Our chief financial officer and chief executive officer previously concluded that our disclosure controls and procedures were effective as of December 31, 2008 and management reported that there was no change in our internal control over financial reporting that occurred during the year ended December 31, 2008 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting. However, in connection with the restatement discussed in the Explanatory Note to this Form 10-K/A and in Note 2 to our Consolidated Financial Statements, under the direction of our chief executive officer and chief financial officer, management conducted a reevaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As described below, management has concluded that, as of the end of the period covered by this report, a material weakness in certain components of our internal control over financial reporting was identified, which is an integral component of our disclosure controls and procedures. Solely as a result of this material weakness, our chief financial officer and chief executive officer concluded that, as of December 31, 2008, the end of the period covered by this report, our disclosure controls were not effective as of a reasonable assurance level.

     Management’s Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
     Internal control over financial reporting refers to a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
     Management conducted the above-referenced reassessment of the effectiveness of our internal control over financial reporting using the framework set forth in the report entitled, “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based upon management’s evaluation and the criteria set forth in the COSO Report, and as further described below under “Additional Information Regarding the Material Weakness,” management identified a material weakness in our internal control over financial reporting. The Public Company Accounting Oversight Board’s Audit Standard No. 5 defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, management has concluded that our internal control over financial reporting was ineffective at December 31, 2008.
     Our independent registered public accounting firm, Ernst & Young LLP, who also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their attestation report, included herein.
     Additional Information Regarding the Material Weakness
     In May 2009, the former employee left the employment of the Company after a disciplinary meeting on unrelated matters. During a review of the former employee’s work, we discovered that there had been understatements of the LTC segment accounts receivable allowance for doubtful accounts for the quarterly periods ended March 31, 2006 through March 31, 2009. The former employee performed functions that should have been assigned to other employees, and thereafter reviewed by him and other senior personnel. The former employee improperly manipulated consolidated LTC accounts receivable aging reports used in the allowance for doubtful accounts calculation by transferring balances from delinquent aging categories to more current categories. For the quarters ended March 31, 2006 to June 30, 2007, this was accomplished through worksheets that the former employee prepared by modifying system generated data. For the quarters ended September 30, 2007 to March 31, 2009, the former employee altered the accounts receivable aging by posting transactions to fictitious patient accounts in a test facility which had been a part of the production environment. Our policy is to apply a higher reserve percentage to the more delinquent accounts. Thus, the Company understated the LTC segment accounts receivable allowance for doubtful accounts because we relied on the aging reports produced by the former employee, which made the accounts receivable appear more current.
     Remediation Steps to Address Material Weakness
     To remediate the material weaknesses described above and enhance our internal control over financial reporting, management has implemented or plans to implement the following changes:
•	In May 2009, concurrent with the departure of the former employee, we transferred our then Senior Vice President of Reimbursement and Financial Analysis (the “successor SVP”) to fill the vacancy caused by the departure of the former employee. The successor SVP is a qualified Certified Public Accountant with many years of Operational Finance responsibility with other LTC providers and has been an employee of the Company since July 2007. We have also changed the chain of reporting for the role of the successor SVP. Instead of reporting directly to the President of the Company, the position of the successor SVP now reports directly to the Chief Financial Officer.
•	Access rights to the patient accounts receivable system have been curtailed so that the successor SVP cannot directly post transactions.

•	We have strengthened the design of access and user rights to all of our reporting systems and have implemented routine reviews of such access and user rights.

•	We segregated testing and training environments from the production environment in all key applications.

•	We implemented regularly scheduled segregation of duties reviews for conflicts identified by management, to be performed on each of the applications which have a direct impact on financial reporting.
•	The accounts receivable allowance for doubtful accounts calculation will be prepared by the Accounting Department. The allowance for doubtful accounts calculation will then be reviewed by the successor SVP as well as by the Chief Accounting Officer for quality control and oversight purposes.

•	We are providing additional training on fraud risk and awareness to management and other key personnel.
•	In April 2009, we hired a Vice President of Internal Audit, who is a Certified Public Accountant from a leading registered public accounting firm with an extensive background in Sarbanes-Oxley compliance, internal audit and the LTC industry.
     In conjunction with the steps enumerated above and under the oversight of the Audit Committee, internal audit personnel with the assistance of outside legal counsel and other advisors investigated the matters giving rise to the Company’s need to restate its financial statements. At the conclusion of the internal investigation, the Audit Committee concluded there was no evidence that anyone other than the former employee knew of or participated in this improper conduct.
Changes in Internal Control Over Financial Reporting
     Other than as described above, during the three months ended December 31, 2008, there was no change in our internal control over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Skilled Healthcare Group, Inc.
We have audited Skilled Healthcare Group Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our report dated February 24, 2009, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. As described in the following paragraph, the Company subsequently identified a material misstatement related to the allowance for doubtful long-term care accounts receivable in its annual financial statements, which caused such annual financial statements to be restated. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, expressed herein is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls that were not operating effectively and, therefore, failed to identify, adequately disclose and appropriately account for the Company’s allowance for doubtful accounts relating to long-term care accounts receivable. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2008 financial statements and this report does not affect our report dated February 24, 2009, except for the effects on the consolidated financial statements of the restatement described in Note 2, as to which the date is June 28, 2009, on those consolidated financial statements.
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
/s/ Ernst & Young LLP
Orange County, California
February 24, 2009, except for the effects of the
material weakness described in the sixth paragraph
above, as to which the date is
June 28, 2009
Item 9B. Other Information
     Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
     The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2008, or the 2009 Proxy Statement, under the heading “Election of Directors.” Information regarding executive officers is set forth in Item 1 of this amended Report, “Business Executive Officers of the Registrant.”
     We have filed, as exhibits to this amended report, the certifications of our Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(a) 1. Consolidated Financial Statements and Supplementary Data:
     The following financial statements are included herein under Item 8:
(a) 2. Financial Statement Schedule:

Page
Number
Schedule II — Valuation Accounts (as restated)	S-1
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

4.6	Form of 11% Senior Subordinated Notes due 2014 (included in Exhibit 4.1).

10.1*	Skilled Healthcare Group, Inc. Restricted Stock Plan (filed as Exhibit 10.1 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).

10.2*	Form of Restricted Stock Award Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 5, 2009 and incorporated herein by reference).

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

10.4*
Employment Agreement, dated April 30, 2005, by and between Skilled Healthcare Group, Inc. and Boyd Hendrickson (filed as Exhibit 10.5 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).

10.5*
Employment Agreement, dated December 27, 2005, by and between Skilled Healthcare Group, Inc. and Jose Lynch (filed as Exhibit 10.6 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).

10.7*
Employment Agreement, dated December 27, 2005, by and between Skilled Healthcare Group, Inc. and Roland G. Rapp (filed as Exhibit 10.8 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).

10.8*
Employment Agreement, dated December 27, 2005, by and between Skilled Healthcare Group, Inc. and Mark Wortley (filed as Exhibit 10.9 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).

10.10*
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

10.13*
Employment Agreement, dated as of August 14, 2007, by and between Skilled Healthcare LLC and Christopher N. Felfe (filed as Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference).

10.14*
Side Letter, dated as of August 14, 2007, by and between Skilled Healthcare, LLC and Christopher N. Felfe (filed as Exhibit 10.2 to our Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference).

Number	Description

10.16*
Form of Indemnification Agreement with Skilled Healthcare Group’s directors, executive officers, and certain employees (filed as Exhibit 10.10 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference). (1)

10.17
Instrument of Joinder, dated as of May 11, 2007, by and among Skilled Healthcare Group, Inc., Bank of America, N.A., UBS Loan Finance LLC and Credit Suisse, Cayman Islands Branch (filed as Exhibit 10.3 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.18*
Employment Agreement, dated as of November 30, 2007, by and between Skilled Healthcare LLC and Devasis Ghose (filed as Exhibit 10.1 to our Form 8-K dated November 30, 2007, and incorporated herein by reference).

10.19*
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
(b) Item 601 Exhibits
     Reference is hereby made to Item 15 of this amended report, “Exhibits and Financial Statement Schedules — Exhibits.”

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKILLED HEALTHCARE GROUP, INC.
By	/s/ Boyd Hendrickson
Boyd Hendrickson
Chairman of the Board, Chief Executive Officer and Director

Date: June 29, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: June 29, 2009	By	/s/ Boyd Hendrickson
Boyd Hendrickson
Chairman of the Board, Chief Executive Officer and Director

Date: June 29, 2009	By	/s/ Jose Lynch
Jose Lynch
President, Chief Operating Officer and Director

Date: June 29, 2009	By	/s/ Devasis Ghose
Devasis Ghose
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Date: June 29, 2009	By	/s/ Christopher N. Felfe
Christopher N. Felfe
Senior Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)

Date: June 29, 2009	By	/s/ Robert M. Le Blanc
Robert M. Le Blanc
Lead Director

Date: June 29, 2009	By	/s/ Michael Boxer
Michael Boxer
Director

Date: June 29, 2009	By	/s/ M. Bernard Puckett
M. Bernard Puckett
Director

Date: June 29, 2009	By	/s/ Glenn Schafer
Glenn Schafer
Director

Date: June 29, 2009	By	/s/ William Scott
William Scott
Director

Date: June 29, 2009	By	/s/ Michael D. Stephens
Michael D. Stephens
Director

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Skilled Healthcare Group, Inc.
We have audited the accompanying consolidated balance sheets of Skilled Healthcare Group, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the restated consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2, the accompanying consolidated financial statements have been restated for correction of an error in the Company’s calculation of its allowance for doubtful accounts.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009, except for the effects on the material weakness described in the sixth paragraph of that report, as to which the date is June 28, 2009, expressed an adverse opinion thereon.
/s/ Ernst & Young LLP
Orange County, California
February 24, 2009,
except for the effects on the consolidated financial statements of the restatement discussed in Note 2, as to which the date is
June 28, 2009

Skilled Healthcare Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2008	2007
	(As Restated,	(As Restated,
	See Note 2)	See Note 2)
Current assets:
Cash and cash equivalents	$2,047	$5,012
Accounts receivable, less allowance for doubtful accounts of $26,593 and $16,890 at December 31, 2008 and 2007, respectively	102,954	105,746
Deferred income taxes	19,703	17,891
Prepaid expenses	9,226	5,708
Other current assets	7,483	11,697

Total current assets	141,413	146,054

Property and equipment, less accumulated depreciation of $40,118 and $23,519 at December 31, 2008 and 2007, respectively	346,466	294,281

Other assets:
Notes receivable	4,448	5,102
Deferred financing costs, net	10,184	11,869
Goodwill	449,962	449,710
Intangible assets, less accumulated amortization of $10,490 and $6,840 at December 31, 2008 and 2007, respectively	30,310	34,092
Non-current income tax receivable	—	2,288
Other assets	23,797	22,461

Total other assets	518,701	525,522

Total assets	$1,006,580	$965,857

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$55,478	$59,218
Employee compensation and benefits	30,825	29,629
Current portion of long-term debt and capital leases	7,812	6,335

Total current liabilities	94,115	95,182

Long-term liabilities:
Insurance liability risks	30,654	24,248
Deferred income tax	721	2,460
Other long-term liabilities	14,064	21,810
Long-term debt and capital leases, less current portion	462,449	452,101

Total liabilities	602,003	595,801

Stockholders’ equity:
Class A common stock, 175,000 shares authorized, $0.001 par value per share; 20,189 and 19,261 shares issued and outstanding at December 31, 2008 and 2007, respectively	20	19
Class B common stock, 30,000 shares authorized, $0.001 par value per share; 17,027 and 17,696 shares issued and outstanding at December 31, 2008 and 2007, respectively	17	18
Additional paid-in-capital	362,982	361,468
Retained earnings	43,400	9,304
Accumulated other comprehensive loss	(1,842)	(753)

Total stockholders’ equity	404,577	370,056

Total liabilities and stockholders’ equity	$1,006,580	$965,857

The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
	(As Restated,	(As Restated,	(As Restated,
	See Note 2)	See Note 2)	See Note 2)

Revenue	$733,330	$634,607	$531,657

Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	583,565	504,017	421,858
Rent cost of revenue	18,248	12,854	10,027
General and administrative	24,514	20,382	17,105
Depreciation and amortization	20,978	17,687	13,897

	647,305	554,940	462,887

Other income (expenses):
Interest expense	(37,261)	(44,110)	(46,286)
Premium on redemption of debt and write-off of related deferred financing costs	—	(11,648)	—
Interest income	680	1,587	1,188
Equity in earnings of joint venture	2,487	1,603	1,903
Change in fair value of interest rate hedge	—	(40)	(197)
Other income	246	24	8

Total other income (expenses), net	(33,848)	(52,584)	(43,384)

Income before provision for income taxes	52,177	27,083	25,386
Provision for income taxes	18,081	11,801	10,595

Net income	34,096	15,282	14,791
Accretion on preferred stock	—	(7,354)	(18,406)

Net income (loss) attributable to common stockholders	$34,096	$7,928	$(3,615)

Earnings per share data:
Earnings per common share, basic	$0.93	$0.29	$(0.31)

Earnings per common share, diluted	$0.92	$0.29	$(0.31)

Weighted-average common shares outstanding, basic	36,573	27,062	11,638

Weighted-average common shares outstanding, diluted	36,894	27,715	11,638

The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands)

										Additional	Retained	Other
	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Deferred	Paid-In	(Deficit)	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Comp	Capital	Earnings	Loss	Total
Balance at December 31, 2005	22	$246	12,553	$13	—	$—	—	$—	$(185)	$222,853	$—	$—	$222,927
Proceeds from issuance of stock	—	—	5	—	—	—	—	—	—	100	—	—	100
Net income, as restated	—	—	—	—	—	—	—	—	—	—	14,791	—	14,791
Reclassification of deferred compensation upon adopting SFAS No. 123R	—	—	—	—	—	—	—	—	185	(185)	—	—	—
Issuance of restricted stock	—	—	78	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	284	—	—	284
Accretion on preferred stock	—	18,406	—	—	—	—	—	—	—	(3,615)	(14,791)	—	—

Balance at December 31, 2006, as restated	22	18,652	12,636	13	—	—	—	—	—	219,437	—	—	238,102
Net income, as restated	—	—	—	—	—	—	—	—	—	—	15,282	—	15,282
Conversion of preferred stock into class B common stock	(22)	(26,006)	—	—	—	—	15,928	16	—	25,990	—	—	—
Conversion of common stock into class B common stock	—	—	(12,636)	(13)	—	—	12,636	13	—	—	—	—	—
Issuance of class A common stock in IPO, net of related costs	—	—	—	—	8,333	8	—	—	—	116,785	—	—	116,793
Conversion of class B common stock into class A common stock	—	—	—	—	10,850	11	(10,850)	(11)	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	78	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	(18)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	632	—	—	632
Accretion on preferred stock	—	7,354	—	—	—	—	—	—	—	(1,376)	(5,978)	—	—
Unrealized loss on interest rate swap	—	—	—	—	—	—	—	—	—	—	—	(753)	(753)

Balance at December 31, 2007, as restated	—	—	—	—	19,261	19	17,696	18	—	361,468	9,304	(753)	370,056
Net income, as restated	—	—	—	—	—	—	—	—	—	—	34,096	—	34,096
Conversion of class B common stock into class A common stock	—	—	—	—	625	1	(625)	(1)	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	309	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	(2)	—	(44)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	1,558	—	—	1,558
Restricted stock traded to pay tax	—	—	—	—	(4)	—	—	—	—	(67)	—	—	(67)
Excess tax benefits from stock-based payment arrangements	—	—	—	—	—	—	—	—	—	23	—	—	23
Unrealized loss on interest rate swap	—	—	—	—	—	—	—	—	—	—	—	(1,089)	(1,089)

Balance at December 31, 2008, as restated	—	$—	—	$—	20,189	$20	17,027	$17	$—	$362,982	$43,400	$(1,842)	$404,577

The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2008	2007	2006
	(As Restated,	(As Restated,	(As Restated,
	See Note 2)	See Note 2)	See Note 2)
Operating Activities
Net income	$34,096	$15,282	$14,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,978	17,687	13,897
Provision for doubtful accounts	15,171	9,134	9,594
Non-cash stock-based compensation	1,558	632	284
Excess tax benefits from stock-based payment arrangements	(23)	—	—
(Gain) loss on sale of assets	62	—	—
Amortization of deferred financing costs	3,068	2,640	2,640
Premium on redemption of debt and write-off of deferred financing costs	—	11,648	—
Deferred income taxes	(2,630)	(802)	(7,972)
Change in fair value of interest rate hedge	—	40	197
Amortization of discount on senior subordinated notes	107	140	164
Changes in operating assets and liabilities:
Accounts receivable	(15,668)	(35,304)	(31,311)
Other current and non-current assets	2,109	52	12,267
Accounts payable and accrued liabilities	923	5,843	14,019
Employee compensation and benefits	355	6,453	3,588
Non-current income tax receivable	—	(406)	(1,882)
Insurance liability risks	(490)	(3,722)	1,547
Other long-term liabilities	3,397	2,406	327

Net cash provided by operating activities	63,013	31,723	32,150

Investing activities
Change in notes receivable	4,476	2,303	1,213
Acquisition of healthcare facilities	(23,360)	(88,447)	(43,030)
Proceeds from disposal of property and equipment	133	—	—
Additions to property and equipment	(49,626)	(29,398)	(22,267)
Changes in other assets	—	1,324	(7,680)
Cash distributed related to the Onex Transaction	—	(7,330)	(347)

Net cash used in investing activities	(68,377)	(121,548)	(72,111)

Financing activities
Borrowings under line of credit	13,000	59,500	8,500
Repayments on long-term debt and capital leases	(9,241)	(74,265)	(2,918)
Fees paid for early extinguishment of debt	—	(7,700)	—
Additions to deferred financing costs of new debt	(1,383)	(2,312)	(38)
Excess tax benefits from stock-based payment arrangements	23	—	—
Proceeds from IPO, net of expenses	—	116,793	—
Proceeds from the issuance of new common stock	—	—	100

Net cash provided by financing activities	2,399	92,016	5,644

(Decrease) increase in cash and cash equivalents	(2,965)	2,191	(34,317)
Cash and cash equivalents at beginning of year	5,012	2,821	37,138

Cash and cash equivalents at end of year	$2,047	$5,012	$2,821

Supplemental cash flow information
Cash paid for:
Interest, net of capitalized interest	$34,938	$42,042	$31,620
Income taxes	$20,909	$13,229	$2,655

Non-cash activities:
Conversion of accounts receivable into notes receivable	$3,289	$2,437	$2,265
Insurance premium financed	$7,959	$3,630	—
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
     In 2008, due to the expiration of certain federal and state statutes of limitations, the related release of FIN 48 tax liabilities, and the termination of a tax escrow previously established for the limited contractual indemnification of uncertain tax positions, the Company reversed $7,031 of escrow receivable and reduced goodwill recorded in connection with the Onex acquisition by $2,850.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts In Thousands, Except Per Share Data)
2. Restatement of Consolidated Financial Statements
     On June 9, 2009, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company concluded that the Company’s financial statements for the fiscal years ended December 31, 2006 through December 31, 2008, including the Company’s quarterly financial statements for each of the fiscal quarters in 2006 through 2008, and the Company’s quarterly financial statements for the first quarter of 2009 needed to be restated and should no longer be relied upon by investors.
     The restatement relates to an understatement of accounts receivable allowance for doubtful accounts for the Company’s long-term care (“LTC”) operating segment, which was caused by improper dating of accounts receivable for that segment by a former senior officer of the LTC segment (the “former employee”). Management conducted a review of the Company’s accounts receivable allowance for doubtful accounts related to the LTC segment after the former employee left the Company’s employment following a disciplinary meeting on unrelated matters. Management determined that the former employee had acted in a manner inconsistent with the Company’s accounting and disclosure policies and practices. As a result of its review, management recommended to the Audit Committee that a restatement was required. The Audit Committee initiated and directed a special investigation regarding the accounting and reporting issues raised by the former employee’s improper dating of accounts receivable. Under the oversight of the Audit Committee, internal audit personnel with the assistance of outside legal counsel and other advisors, investigated the matter and reviewed the Company’s internal controls related to accounts receivable allowance for doubtful accounts related to the LTC segment. The Company’s investigation found no evidence that anyone else within the Company knew of or participated in the improper conduct.
     Management conducted a review of whether the understated amounts of accounts receivable allowance for doubtful accounts and other corresponding financial data were material under Staff Accounting Bulletin No. 99, Materiality (“SAB 99”) and Staff Accounting Bulletin No. 108, Considering Effects of Prior Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), for one or more periods. Management determined that the errors in the previously-reported amounts of allowance for doubtful accounts related to its LTC accounts receivable and the corresponding adjustments necessary to properly state the allowance for doubtful accounts related to its LTC accounts receivable were material for the annual and quarterly periods in fiscal years 2006 through 2008 and the first quarter of 2009. Accordingly, management recommended to the Audit Committee that a restatement was required.
     The restated adjustments have been made for the periods described above, as well as for the quarterly periods during 2008 and 2007 included in Note 17 of these consolidated financial statements.
     The following tables show the previously reported, restatement adjustments and restated amounts for those line items in the Company’s consolidated balance sheet as of December 31, 2008 and 2007, and its consolidated statements of operations and consolidated statements of cash flows for 2008, 2007 and 2006 which were affected by the restatement.

	As of December 31,
	2008			2007
	Previously	Restatement	As	Previously	Restatement	As
Balance Sheet Line items	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Accounts receivable, net	$115,211	$(12,257)	$102,954	$112,919	$(7,173)	$105,746
Allowance for doubtful accounts	14,336	12,257	26,593	9,717	7,173	16,890
Deferred income taxes — current	14,708	4,995	19,703	14,968	2,923	17,891
Total current assets	148,675	(7,262)	141,413	150,304	(4,250)	146,054
Total assets	1,013,842	(7,262)	1,006,580	970,107	(4,250)	965,857
Deferred income taxes	457	264	721	2,297	163	2,460
Total Liabilities	601,739	264	602,003	595,638	163	595,801
Additional paid-in-capital	366,565	(3,583)	362,982	365,051	(3,583)	361,468
Retained earnings	47,343	(3,943)	43,400	10,134	(830)	9,304
Stockholders’ equity	412,103	(7,526)	404,577	374,469	(4,413)	370,056
Total liabilities and stockholders’ equity	1,013,842	(7,262)	1,006,580	970,107	(4,250)	965,857

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts In Thousands, Except Per Share Data)

	Year Ended December 31,
	2008			2007			2006
Consolidated Statements of	Previously	Restatment	As	Previously	Restatment	As	Previously	Restatment	As
Operations Data	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Cost of Services	$578,481	$5,084	$583,565	$500,999	$3,018	$504,017	$417,703	$4,155	$421,858
Income before provision for income taxes	57,261	(5,084)	52,177	30,101	(3,018)	27,083	29,541	(4,155)	25,386
Provision for income taxes	20,052	(1,971)	18,081	12,952	(1,151)	11,801	12,204	(1,609)	10,595
Net income	37,209	(3,113)	34,096	17,149	(1,867)	15,282	17,337	(2,546)	14,791
Net income (loss) attributable to common stockholders	37,209	(3,113)	34,096	9,795	(1,867)	7,928	(1,069)	(2,546)	(3,615)
Earnings per common share, basic	$1.02	$(0.09)	0.93	$0.36	$(0.07)	0.29	(0.09)	$(0.22)	(0.31)
Earnings per common share, diluted	$1.01	$(0.09)	0.92	$0.35	$(0.06)	0.29	(0.09)	$(0.22)	(0.31)

	Year Ended December 31,
	2008			2007			2006
Consolidated	Previously	Restatment	As	Previously	Restatment	As	Previously	Restatment	As
Statements of Cash Flows	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Operating Activities
Net income	$37,209	$(3,113)	$34,096	$17,149	$(1,867)	$15,282	$17,337	$(2,546)	$14,791
Provision for doubtful accounts	10,087	5,084	15,171	6,116	3,018	9,134	5,439	4,155	9,594
Deferred income taxes	(659)	(1,971)	(2,630)	349	(1,151)	(802)	(6,363)	(1,609)	(7,972)

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Quarterly Data - Previously reported	2008	2008	2008	2008	2007	2007	2007	2007

Accounts receivable, net	$115,211	$113,496	$111,215	$126,208	$112,919	$101,438	$89,696	$88,468
Cost of services	148,336	145,749	142,252	142,144	139,767	127,761	119,522	113,949
Income before provision for income taxes	16,460	12,137	14,754	13,910	12,513	11,665	(2,109)	8,032
Provision for income taxes	6,195	2,561	5,830	5,466	5,329	4,801	(556)	3,378
Net income	10,265	9,576	8,924	8,444	7,184	6,864	(1,553)	4,654
Net income (loss) attributable to common stockholders	10,265	9,576	8,924	8,444	7,184	6,864	(4,135)	(118)
Earnings per common share, basic	$0.28	$0.26	$0.24	$0.23	$0.20	$0.19	$(0.18)	$(0.01)
Earnings per common share, diluted	$0.28	$0.26	$0.24	$0.23	$0.19	$0.19	$(0.18)	$(0.01)

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Quarterly Data - Restatement Adjustments	2008	2008	2008	2008	2007	2007	2007	2007

Accounts receivable, net	$(12,257)	$(10,774)	$(9,119)	$(7,932)	$(7,173)	$(6,362)	$(6,262)	$(5,428)
Cost of Services	1,483	1,655	1,187	759	811	100	834	1,273

Income before provision for income taxes	(1,483)	(1,655)	(1,187)	(759)	(811)	(100)	(834)	(1,273)
Provision for income taxes	(553)	(652)	(467)	(299)	(289)	(42)	(304)	(516)
Net income	(930)	(1,003)	(720)	(460)	(522)	(58)	(530)	(757)
Net income (loss) attributable to common stockholders	(930)	(1,003)	(720)	(460)	(522)	(58)	(530)	(757)
Earnings per common share, basic	$(0.02)	$(0.03)	$(0.02)	$(0.01)	$(0.02)	$—	$(0.02)	$(0.06)
Earnings per common share, diluted	$(0.03)	$(0.03)	$(0.02)	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.06)

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Quarterly Data - As Restated	2008	2008	2008	2008	2007	2007	2007	2007

Accounts receivable, net	$102,954	$102,722	$102,096	$118,276	$105,746	$95,076	$83,434	$83,040
Cost of Services	149,819	147,404	143,439	142,903	140,578	127,861	120,356	115,222
Income before provision for income taxes	14,977	10,482	13,567	13,151	11,702	11,565	(2,943)	6,759
Provision for income taxes	5,642	1,909	5,363	5,167	5,040	4,759	(860)	2,862
Net income	9,335	8,573	8,204	7,984	6,662	6,806	(2,083)	3,897

Net income (loss) attributable to common stockholders	9,335	8,573	8,204	7,984	6,662	6,806	(4,665)	(875)
Earnings per common share, basic	$0.26	$0.23	$0.22	$0.22	$0.18	$0.19	$(0.20)	$(0.07)
Earnings per common share, diluted	$0.25	$0.23	$0.22	$0.22	$0.18	$0.18	$(0.20)	$(0.07)
3. Summary of Significant Accounting Policies
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
Reclassifications
     Certain prior year amounts have been reclassified to conform to current year presentation, including general and administrative expense and cost of services. Indirect overhead of $27,534 and $22,767 related to ancillary and the Company’s Long-Term Care (“LTC”) personnel that was previously reported as a general and administrative expense has been reclassified as cost of services in the years ended 2007 and 2006, respectively. Also, for the years ended 2007 and 2006, $2,437 and $2,265, respectively, were reclassified between cash flows from operating and investing activities in the statement of cash flows to reflect the conversion of trade accounts receivable to notes receivable. For the year ended 2007, $3,630 was reclassified from financing to operating in the statement of cash flows to conform to current year presentation of the insurance premium financing.
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
     The Company’s revenue is derived from services provided to patients in the following payor classes for the years ended December 31:

	2008		2007		2006
		Percentage of		Percentage of		Percentage of
	Revenue Dollars	Revenue	Revenue Dollars	Revenue	Revenue Dollars	Revenue
Medicare	$267,180	36.5%	$233,660	36.8%	$191,263	36.0%
Medicaid	230,498	31.4	196,978	31.0	170,171	32.0

Subtotal Medicare	497,678	67.9	430,638	67.8	361,434	68.0
and Medicaid
Managed care	69,723	9.5	53,589	8.5	43,267	8.1
Private pay and other	165,929	22.6	150,380	23.7	126,956	23.9

Total	$733,330	100.0%	$634,607	100.0%	$531,657	100.0%

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

     The Company’s accounts receivable (as restated) is derived from services provided to patients in the following payor classes for the years ended December 31:

	2008	2007
Medicare	$26,540	$27,503
Medicaid	31,213	32,072

Subtotal Medicare and Medicaid	57,753	59,575
Managed care	25,253	23,758
Private pay and other	46,541	39,303

Total accounts receivable	129,547	122,636
Allowance for doubtful accounts	(26,593)	(16,890)
(as restated)

Accounts receivable, net (as restated)	$102,954	$105,746

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
Determination of Reporting Units
     The Company considers the following businesses to be reporting units for the purpose of testing its goodwill for impairment under SFAS 142:
- Long-term care services, which includes the operation of skilled nursing and assisted living facilities and is the most significant portion of the Company’s business;

- Rehabilitation therapy, which provides physical, occupational and speech therapy in Company-owned facilities and unaffiliated facilities; and

- Hospice care, which was established in 2004 and provides hospice care in California and New Mexico.
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
Deferred Financing Costs
     Deferred financing costs substantially relate to the 11% Senior Subordinated Notes due 2014 (the “2014 Notes”) and First Lien Credit Agreements (Note 8) and are being amortized over the maturity periods using an effective-interest method for term debt and straight-line method for the revolver. At December 31, 2008 and 2007, deferred financing costs, net of amortization, were approximately $10,184, and $11,869, respectively.
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
Interest Rate Caps and Swaps
     In November 2007, the Company entered into a $100,000 interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk. This interest rate swap changes a portion of the Company’s variable-rate cash flow exposure to fixed-rate cash flows. The Company determines the fair value of the interest rate swap

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts In Thousands, Except Per Share Data)
based upon an estimate obtained from a third party and records changes in its fair value in other comprehensive income, net of tax (Note 8). In connection with certain of the Company’s borrowings and subsequent refinancings, the Company entered into interest rate cap agreements (“IRCAs”) with financial institutions to hedge against material and unanticipated increases in interest rates in accordance with requirements under its refinancing agreements. The Company determines the fair value of the IRCAs based on estimates obtained from a broker, and records changes in their fair value in the consolidated statements of operations. As a result of low interest rate volatility in 2008, 2007 and 2006, the interest rate caps were not triggered. The IRCAs expired in 2008.
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts In Thousands, Except Per Share Data)
     The following table sets forth the computation of basic and diluted earnings per share of class A common stock and class B common stock:

	December 31, 2008			December 31, 2007
	Class A	Class B	Total	Class A	Class B	Total
Earnings per share, basic
Numerator:
Allocation of income attributable to common stockholders (as restated)	$18,093	$16,003	$34,096	$3,493	$4,435	$7,928

Denominator:
Weighted-average common shares outstanding	19,407	17,166	36,573	11,922	15,140	27,062

Earnings per common share, basic (as restated)	$0.93	$0.93	$0.93	$0.29	$0.29	$0.29

Earnings per share, diluted
Numerator:
Allocation of income attributable to common stockholders (as restated)	$17,971	$16,125	$34,096	$3,411	$4,517	$7,928

Denominator:
Weighted-average common shares outstanding	19,407	17,166	36,573	11,922	15,140	27,062

Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	39	282	321	4	649	653

Adjusted weighted-average common shares outstanding	19,446	17,448	36,894	11,926	15,789	27,715

Earnings per common share, diluted (as restated)	$0.92	$0.92	$0.92	$0.29	$0.29	$0.29

     A reconciliation of the numerator and denominator used in the calculation of basic net (loss) income per common share for year ended December 31, 2006:

2006
Earnings per share, basic
Numerator:
Net income (as restated)	$14,791
Accretion on preferred stock	(18,406)

Net (loss) income attributable to common stockholders (as restated)	$(3,615)

Denominator:
Weighted-average common shares outstanding	11,638

Earnings per common share, basic (as restated)	$(0.31)

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts In Thousands, Except Per Share Data)
     A reconciliation of the numerator and denominator used in the calculation of diluted earnings per common share for the year ended December 31, 2006:

2006
Earnings per share, diluted
Numerator:
Net (loss) income attributable to common stockholders (as restated)	$(3,615)

Denominator:
Weighted average common shares outstanding	11,638
Plus: incremental shares from assumed conversions, if applicable	—

Adjusted weighted-average common shares outstanding	11,638

Earnings per common share, diluted (as restated)	$(0.31)

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
     The adoption of this statement did not have a material impact on the Company’s consolidated results of operations or financial condition (see Note 4 and Note 8). The Company does not currently expect the application of the fair value framework established by SFAS 157 to non-financial assets and liabilities measured on a non-recurring basis to have a material impact on the consolidated financial statements. However, the Company will continue to assess the potential effects of SFAS 157 as additional information becomes available.
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts In Thousands, Except Per Share Data)
It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial condition and results of operations. However, the Company believes it will likely be required to provide additional disclosures as part of future financial statements, beginning with the first quarter of fiscal 2009.
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
4. Fair Value of Financial Instruments
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
     The following table summarizes the valuation of the Company’s interest rate swap as of December 31, 2008 by the SFAS 157 fair value hierarchy levels detailed in Note 3 “Recent Accounting Pronouncements”:

	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(3,007)	$—	$(3,007)

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts In Thousands, Except Per Share Data)
Long-Term Debt
     The carrying value of the Company’s long-term debt (excluding the 2014 Notes and the First Lien Credit Agreement) is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt. The First Lien Credit Agreement includes $250,900 of term debt and has $81,000 outstanding on the revolving credit facility at December 31, 2008. The fair value of the term debt at December 31, 2008 and 2007 approximated $175,630 and $238,290, respectively, based on quoted market values. There is not an active market for the revolving debt, however, assuming the same quoted price as the term debt, the fair value of the revolving debt at December 31, 2008 and 2007 approximated $56,700 and $63,920, respectively. The fair value of the Company’s 2014 Notes at December 31, 2008 and 2007 approximated $107,900 and $139,100, respectively, based on quoted market values.
5. Intangible Assets
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

		Life	Accumulated
	Cost	(in years)	Amortization	Net Balance
Intangible assets subject to amortization:
Covenants not-to-compete	$2,987	5.0	$(2,221)	$766
Managed care contracts	10,920	5.0	(5,614)	5,306
Leasehold interests	9,120	9.6	(2,655)	6,465

Total	$23,027	6.8	$(10,490)	12,537

Intangible assets not subject to amortization:
Trade names				17,130
Other long-lived intangibles				643

Balance at December 31, 2008				$30,310

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts In Thousands, Except Per Share Data)

		Life	Accumulated
	Cost	(in years)	Amortization	Net Balance
Intangible assets subject to amortization:
Covenants not-to-compete	$2,987	5.0	$(1,467)	$1,520
Managed care contracts	10,920	5.0	(3,331)	7,589
Leasehold interests	9,062	9.6	(1,689)	7,373
Patient lists	530	0.5	(353)	177

Total	$23,499	6.7	$(6,840)	16,659

Intangible assets not subject to amortization:
Trade names				17,130
Other long-lived intangibles				303

Balance at December 31, 2007				$34,092

6.	Acquisitions
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
     On April 1, 2008, the Company acquired the real property and assets of a 152-bed SNF and an adjacent 34-unit ALF located in Wichita, Kansas, for approximately $13,660. The acquisition was financed by borrowings of $13,000 on the Company’s revolving credit facility. The allocation of the purchase price to the acquired assets follows:

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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts In Thousands, Except Per Share Data)
     On a pro forma basis, assuming that the April 1, 2007 Missouri acquisitions, the September 1, 2007 New Mexico acquisitions, the April 1, 2008 Wichita, Kansas acquisition and the September 15, 2008 Kansas acquisitions had occurred on January 1, 2007, the Company’s consolidated results of operations would have been as follows:

	Year Ended December 31,
	2008	2007
Revenue	$739,317	$701,206

Income from continuing operations (as restated)	$34,234	$14,498

Net income available to common stockholders (as restated)	$34,234	$7,144

Earnings per common share, basic (as restated)	$0.94	$0.26

Earnings per common share, diluted (as restated)	$0.93	$0.26

7.	Business Segments
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
     The Company evaluates performance and allocates resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. Accordingly, earnings before net interest, tax, depreciation and amortization (“EBITDA”) is used as the primary measure of each segment’s operating results because it does not include such costs as interest expense, income taxes, and depreciation and amortization which may vary from segment to segment depending upon various factors, including the method used to finance the original purchase of a segment or the tax law of the states in which a segment operates. By excluding these items, the Company is better able to evaluate operating performance of the segment by focusing on more controllable measures. General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss, and are included in the “other” category in the selected segment financial data that follows. The accounting policies of the reporting segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 3. Intersegment sales and transfers are recorded at cost plus standard mark-up; intersegment transactions has been eliminated in consolidation.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts In Thousands, Except Per Share Data)
     The following table sets forth selected financial data by business segment:

	Long-term
	Care Services	Ancillary Services	Other	Eliminations	Total
Year ended December 31, 2008
Revenue from external customers	$643,476	$89,854	$—	$—	$733,330
Intersegment revenue	4,031	65,174	—	(69,205)	—

Total revenue	$647,507	$155,028	$—	$(69,205)	$733,330

Segment capital expenditures	$46,062	$1,416	$2,148	$—	$49,626
EBITDA (1) (as restated)	$113,122	$18,602	$(21,988)	$—	$109,736

Year ended December 31, 2007
Revenue from external customers	$555,620	$78,987	$—	$—	$634,607
Intersegment revenue	1,448	60,446	—	$(61,894)	—

Total revenue	$557,068	$139,433	$—	$(61,894)	$634,607

Segment capital expenditures	$27,931	$479	$988	$—	$29,398
EBITDA (1) (as restated)	$98,537	$19,607	$(30,851)	$—	$87,293

Year ended December 31, 2006
Revenue from external customers	$470,263	$61,394	$—	$—	$531,657
Intersegment revenue	—	51,428	—	$(51,428)	—

Total revenue	$470,263	$112,822	$—	$(51,428)	$531,657

Segment capital expenditures	$20,086	$606	$1,575	$—	$22,267
EBITDA (1) (as restated)	$81,383	$18,420	$(15,422)	$—	$84,381
     The following table presents the segment assets by business segments:

	Long-term	Ancillary
	Care Services	Services	Other	Total
December 31, 2008:
Segment total assets (as restated)	$880,724	$75,246	$50,610	$1,006,580
Goodwill and intangibles included in total assets.	$444,129	$36,143	$—	$480,272
December 31, 2007:
Segment total assets (as restated)	$833,298	$71,695	$60,864	$965,857
Goodwill and intangibles included in total assets.	$447,304	$36,498	$—	$483,802

(1)	EBITDA is defined as net income before depreciation, amortization and interest expense (net of interest income) and the provision for (benefit from) income taxes. EBITDA margin is EBITDA as a percentage of revenue. The Company prepares Adjusted EBITDA by adjusting EBITDA (each to the extent applicable in the appropriate period) for:
•	the change in fair value of an interest rate hedge;

•	gains or losses on sale of assets; and
•	the write-off of deferred financing costs of extinguished debt
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
     Management uses both EBITDA and Adjusted EBITDA to assess the performance of core business operations, to prepare operating budgets and to measure performance against those budgets on a consolidated, segment and a facility-by-facility level. The Company typically uses Adjusted EBITDA for these purposes at the administrative level (because the adjustments to EBITDA are not generally allocable to any individual business unit) and the Company typically uses EBITDA to compare the operating performance of each skilled nursing and assisted living facility, as well as to assess the performance of operating segments: long-term care services, which include the operation of skilled nursing and assisted living facilities; and ancillary services, which include rehabilitation therapy and hospice businesses. EBITDA and Adjusted EBITDA are useful in this regard because they do not include such costs as interest expense (net of interest income), income taxes, depreciation and amortization expense and special charges, which may vary from business unit to business unit and period-to-period depending upon various factors, including the method used to finance the business, the amount of debt that the Company has determined to incur, whether a facility is owned or leased, the date of acquisition of a facility or business, the original purchase price of a facility or business unit or the tax law of the state in which a business unit operates. These types of charges are dependent on factors unrelated to the underlying business. As a result, the Company believes that the use of EBITDA and Adjusted EBITDA provides a meaningful and consistent comparison of its underlying business between periods by eliminating certain items required by GAAP which have little or no significance in day-to-day operations.
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts In Thousands, Except Per Share Data)
     The following table provides a reconciliation from net income which is the most directly comparable financial measure presented in accordance with GAAP for the periods indicated:

	2008	2007	2006
Net income (as restated)	$34,096	$15,282	$14,791
Plus
Provision for (benefit from) income taxes (as restated)	18,081	11,801	10,595
Depreciation and amortization	20,978	17,687	13,897
Interest expense, net of interest income	36,581	42,523	45,098

EBITDA (as restated)	109,736	87,293	84,381
Change in fair value of interest rate hedge(a)	—	40	197
(Gain) Loss on sale of assets(b)	62	—	—
Premium on redemption of debt and write-off of deferred financing costs of extinguished debt(c)	—	11,648	—

Adjusted EBITDA (as restated)	$109,798	$98,981	$84,578

Notes

(a)	Changes in fair value of an interest rate hedge are unrelated to the core operating activities and the Company believes that adjusting for these amounts allows them to focus on actual operating costs at its facilities.

(b)	While gains or losses on sales of assets are required under GAAP, these amounts are also not reflective of income and losses of the Company’s underlying business.

(c)	Write-offs for deferred financing costs are the result of distinct capital structure decisions made by management and are unrelated to day-to-day operations. These write-offs reflect a $7,700 redemption premium on $70,000 of the 11.0% senior subordinated noted that the Company redeemed in June 2007, before their scheduled maturities in 2014.
8. Debt
     Long-term debt consists of the following at December 31, 2008:

	2008	2007
Revolving Loan, base interest rate, comprised of prime plus 1.75% (5.00% at December 31, 2008) collateralized by substantially all assets of the Company, due 2012	$3,000	$8,000

Revolving Loan, interest rate based on LIBOR plus 2.75% (5.00% at December 31, 2008) collateralized by substantially all assets of the Company, due 2012	78,000	60,000

Term Loan, interest rate based on LIBOR plus 2.00% (4.74% at December 31, 2008) collateralized by substantially all assets of the Company, due 2012	250,900	253,500

2014 Notes, interest rate 11.0%, with an original issue discount of $545 and $652 at December 31, 2008 and 2007, respectively, interest payable semiannually, principal due 2014, unsecured	129,455	129,348

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts In Thousands, Except Per Share Data)

	2008	2007
Notes payable, fixed interest rate 6.5%, payable in monthly installments, collateralized by a first priority deed of trust, due November 2014	1,669	1,893

Insurance premium financing	5,059	2,310

Present value of capital lease obligations at effective interest rates, collateralized by property and equipment	2,178	3,385

Total long-term debt and capital leases	470,261	458,436

Less amounts due within one year	(7,812)	(6,335)

Long-term debt and capital leases, net of current portion	$462,449	$452,101

Term Loan and Revolving Loan
     The Amended and Restated First Lien Credit Agreement (“the Credit Agreement”), as amended following the Onex Transaction, consists of a $250,900 Term Loan (“the Term Loan”) and a $135,000 Revolving Loan (the “Revolving Loan”), of which $81,000 has been drawn and approximately $4,600 has been drawn as a letter of credit as of December 31, 2008, leaving approximately $49,400 of additional borrowing capacity under the Revolving Loan as of December 31, 2008. The Term Loan is due in full on June 15, 2012, less principal reductions of 1% per annum required on the Term Loan, payable on a quarterly basis. The Credit Agreement may be prepaid at any time without penalty except for LIBOR breakage costs. The Credit Agreement is secured by substantially all assets of the Company. Under the Credit Agreement, subject to certain exceptions, the Company is required to apply all of the proceeds from any issuance of debt, half of the proceeds from any issuance of equity, half of the Company’s excess annual cash flow, as defined in the Credit Agreement, and, subject to permitted reinvestments, all amounts received in connection with any sale of the Company’s assets and casualty insurance and condemnation or eminent domain proceedings, in each case to repay the outstanding amounts under the Credit Agreement. As of December 31, 2008, the loans bore interest, at the Company’s election, either at the prime rate plus an initial margin of 1.25% on the Term Loan and 1.75% on the revolving loan, or the LIBOR plus a margin of 2.00% on the Term Loan and 2.75% on the Revolving Loan and have commitment fees on the unused portions of 0.375% to 0.5%. The interest rate margin on the Term Loan can be reduced by as much as 0.50% based on the Company’s credit rating. Furthermore, the Company has the right to increase its borrowings under the Term Loan and/or the Revolving Loan up to an aggregate amount of $90,000 provided that the Company is in compliance with the Credit Agreement, that the additional debt would not cause any Credit Agreement covenant violations, and that existing lenders within the credit facility or new lenders agree to increase their commitments.
Senior Subordinated Notes
     In December 2005, Acquisition issued and SHG assumed the 2014 Notes in an aggregate principal amount of $200,000, with an interest rate of 11.0%. The 2014 Notes were issued at a discount of $1,334. Interest is payable semiannually in January and July of each year. The 2014 Notes mature on January 15, 2014. The 2014 Notes are unsecured senior subordinated obligations and rank junior to all of the Company’s existing and future senior indebtedness, including indebtedness under the Amended and Restated First Lien Credit Agreement. The 2014

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts In Thousands, Except Per Share Data)
Notes are guaranteed on a senior subordinated basis by certain of the Company’s current and future companies (Note 14). Proceeds from the 2014 Notes were used in part to repay the Second Lien Credit Agreement.
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

					Year Ended	Fair Value
Loan	Notional Amount	Trade Date	Effective Date	Maturity	December 31, 2008	(Pre-tax)
First Lien	$100,000	10/24/07	10/31/07	12/31/09	($1,089)	($3,007)
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
10. Property and Equipment
     Property and equipment consisted of the following at December 31:

	2008	2007
Land and land improvements	$57,604	$55,508
Buildings and leasehold improvements	251,690	207,447
Furniture and equipment	50,479	31,630
Construction in progress	26,811	23,215

	386,584	317,800
Less accumulated depreciation	(40,118)	(23,519)

	$346,466	$294,281

11.	Income Taxes
     The income tax expense from continuing operations consisted of the following for the years ended December 31:

	2008	2007	2006
Federal:	(As restated)	(As restated)	(As restated)
Current	$17,879	$7,886	$14,118
Deferred	(1,192)	1,732	(5,018)

State:
Current	2,820	2,163	2,377
Deferred	(1,426)	20	(882)

	$18,081	$11,801	$10,595

     A reconciliation of the income tax expense on income computed at statutory rates to the Company’s actual effective tax rate is summarized as follows for the years ended December 31:

	2008	2007	2006
	(As restated)	(As restated)	(As restated)
Federal rate (35%)	$18,262	$9,479	$8,885
State taxes, net of federal tax benefit	906	1,419	971
Uncertain tax positions and related interest	(1,350)	916	451
Other, net	263	(13)	288

	$18,081	$11,801	$10,595

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
     Significant components of the Company’s deferred income tax assets and liabilities at December 31 are as follows:

	2008		2007
		Non-		Non-
	Current	Current	Current	Current
Deferred income tax assets:
Vacation and other accrued expenses	$4,392	$3,497	$3,849	$2,437
Allowance for doubtful accounts (as restated)	9,745	—	6,701	—
Professional liability accrual	3,330	8,504	6,482	6,206
Rent accrual	263	2,355	528	1,454
Asset retirement obligation, net	—	1,489	—	1,232
Fair value of hedge	1,225	—	—	500
Other (as restated)	748	191	331	732

Total deferred income tax assets (as restated)	19,703	16,036	17,891	12,561
Deferred income tax liabilities:
Intangible assets	—	(11,216)	—	(11,007)
Fixed assets	—	(5,484)	—	(2,714)
Other	—	—	—	—

Total deferred income tax liabilities	—	(16,700)	—	(13,721)

Net deferred income tax assets (as restated)	19,703	(664)	17,891	(1,160)
Valuation allowance	—	(57)	—	(1,300)

Net deferred income tax assets (liabilities) (as restated)	$19,703	$(721)	$17,891	$(2,460)

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
13. Stock-Based Compensation
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
14. Commitments and Contingencies
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
     In addition to the above, the Company is involved in various other lawsuits and claims arising in the ordinary course of business. These matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to the Company’s consolidated financial position, results of operations and cash flows.
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts In Thousands, Except Per Share Data)
     A summary of the liabilities at December 31, related to insurance risks are as follows:

	2008							2007
	General and		Employee		Workers'			Professional		General and		Workers'
	Professional Liability		Medical		Compensation		Total	Liability		Employee Medical		Compensation		Total
Current	$8,172	(1)	$1,551	(2)	$3,906	(2)	$13,629	$15,909	(1)	$1,070	(2)	$3,546	(2)	$20,525
Non-current	20,871		—		9,783		30,654	15,230		—		9,018		24,248

	$29,043		$1,551		$13,689		$44,283	$31,139		$1,070		$12,564		$44,773

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.
Hallmark Indemnification
     Hallmark Investment Group, Inc. (“Hallmark”), the Company’s wholly owned rehabilitation services company, provides physical, occupational and speech therapy services to various unaffiliated skilled nursing facilities. These unaffiliated skilled nursing facilities are reimbursed for these services from the Medicare Program and other third-party payors. Hallmark has indemnified these unaffiliated skilled nursing facilities from a portion of certain disallowances of these services. Additionally, to the extent a RAC is successful in making a claim for recoupment of revenue from any of these skilled nursing facilities, the Company will typically be required to indemnify them for this loss. RAC recoupment risk is described in Note 3 — Summary of Significant Accounting Policies.
Financial Guarantees
     Substantially all of the Company’s companies guarantee the 11.0% senior subordinated notes maturing on January 15, 2014, the Company’s first lien senior secured term loan and the Company’s revolving credit facility (Note 9). The guarantees provided by the companies are full and unconditional and joint and several. Other companies of the Company that are not guarantors are considered minor. The Company has no independent assets or operations.
     Purchase Commitment
     As of December 31, 2008, the Company had a commitment of $823 related to the development of long-term facilities currently under development.
15. Material Transactions with Related Parties
Agreement with Onex Partners Manager LP
     Upon completion of the Transactions, the Company entered into an agreement with Onex Partners Manager LP, or Onex Manager, a wholly owned subsidiary of Onex Corporation. In exchange for providing the Company with corporate finance and strategic planning consulting services, the Company pays Onex Manager an annual fee of $500.
16. Defined Contribution Plan
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
17. Quarterly Financial Information (Unaudited)
     The following table summarizes unaudited quarterly financial data for the years ended December 31, 2008 and 2007 (amounts in thousands, except per share data):

	Quarter Ended
	December 31	September 30	June 30	March 31
	(Unaudited)
2008:
Accounts receivable, net (as restated)	$102,954	$102,722	$102,092	$118,276
Revenue	189,781	182,474	180,348	180,727
Total expense (as restated)	166,540	163,468	158,547	158,750
Other income (expenses), net	(8,264)	(8,524)	(8,234)	(8,826)

Income before provision for income taxes (as restated)	14,977	10,482	13,567	13,151
Provision (benefit) for income taxes (as restated)	5,642	1,909	5,363	5,167

Net income (loss) (as restated)	9,335	8,573	8,204	7,984
Earnings per share data:
Earnings per common share, basic (as restated)	$0.26	$0.23	$0.22	$0.22
Earnings per common share, diluted (as restated)	$0.25	$0.23	$0.22	$0.22
Weighted-average common shares outstanding, basic	36,606	36,578	36,558	36,551
Weighted-average common shares outstanding, diluted	36,893	36,909	36,871	36,881

	Quarter Ended
	December 31	September 30	June 30	March 31
	(Unaudited)
2007:
Accounts receivable, net (as restated)	$105,746	$95,076	$83,434	$83,040
Revenue	177,393	161,468	151,091	144,655
Total expense (as restated)	156,216	140,589	131,497	126,638
Other income (expenses), net	(9,475)	(9,314)	(22,537)	(11,258)

Income before provision for income taxes (as restated)	11,702	11,565	(2,943)	6,759
Provision (benefit) for income taxes (as restated)	5,040	4,759	(860)	2,862

Net income (loss) (as restated)	6,662	6,806	(2,083)	3,897
Accretion on preferred stock	—	—	(2,582)	(4,772)

Net (loss) income attributable to common stockholders (as restated)	$6,662	$6,806	$(4,665)	$(875)

Earnings per share data:
Earnings per common share, basic (as restated)	$0.18	$0.19	$(0.20)	$(0.07)
Earnings per common share, diluted (as restated)	$0.18	$0.18	$(0.20)	$(0.07)
Weighted-average common shares outstanding, basic	36,249	36,236	23,437	11,959
Weighted-average common shares outstanding, diluted	36,886	36,917	23,437	11,959

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts In Thousands, Except Per Share Data)
     Earnings per basic and diluted share are computed independently for each of the quarters presented based upon basic and diluted shares outstanding per quarter and therefore may not sum to the totals for the year.
18. Subsequent Events (unaudited)
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

     (a) 2. Financial Statement Schedule-Restated:
SKILLED HEALTHCARE GROUP, INC.
SCHEDULE II — VALUATION ACCOUNTS
(in thousands)

	Balance at	Charged to
	Beginning of	Costs and		Balance at End
	Period	Expenses	Deductions(1)	of Period
Accounts receivable allowances (as restated)
Year Ended December 31, 2008	$16,890	$15,171	$(5,468)	$26,593
Year Ended December 31, 2007	$12,044	$9,134	$(4,288)	$16,890
Year Ended December 31, 2006	$5,678	$9,946	$(3,580)	$12,044

Notes receivable allowances
Year Ended December 31, 2008	$—	$—	$—	$—
Year Ended December 31, 2007	$—	$—	$—	$—
Year Ended December 31, 2006	$631	$(352)	$(279)	$—

(1)	Uncollectible accounts written off, net of recoveries

INDEX OF EXHIBITS

Number	Description
2.1	Agreement and Plan of Merger, dated as of October 22, 2005, among SHG Acquisition Corp., SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc. (filed as Exhibit 2.1 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated October 22, 2005, by and between SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc. (filed as Exhibit 2.2 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference)

2.3	Asset Purchase Agreement, dated as of January 31, 2006, by and among Skilled Healthcare Group, Inc., each of the entities listed on Schedule 2.1 thereto, M. Terence Reardon and M. Sue Reardon, individually and as Trustee of the M. Terence Reardon Trust U.T.A. dated June 26, 2003, and M. Sue Reardon and M. Terence Reardon, as Trustees of the M. Sue Reardon Trust U.T.A. dated June 26, 2003 (filed as Exhibit 2.3 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference)

2.4	Agreement and Plan of Merger, dated as of February 7, 2007, by and among SHG Holding Solutions, Inc., and Skilled Healthcare Group, Inc. (filed as Exhibit 2.4 to our Registration Statement on Form S-1/A, No. 333-137897, filed on February 9, 2007, and incorporated herein by reference).

2.5	Asset Purchase Agreement, dated February 8, 2007, by and among Skilled Healthcare Group, Inc., Raymore Care Center LLC, Blue River Care Center LLC, MLD Healthcare LLC, Blue River Real Estate LLC, MLD Real Estate LLC, Melvin Dunsworth and Raymore Health Care, Inc. (filed as Exhibit 2.5 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 23, 2007, and incorporated herein by reference).

2.6	Asset Purchase Agreement, dated as of July 31, 2007, by and among Skilled Healthcare Group, Inc. and certain affiliates of Laurel Healthcare Providers, LLC (filed as Exhibit 2.6 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference ).

3.1	Amended and Restated Certificate of Incorporation of Skilled Healthcare Group, Inc. (filed as Exhibit 3.2 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Skilled Healthcare Group, Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).

3.3	Certificate of Ownership and Merger of Skilled Healthcare Group, Inc., dated February 7, 2007 (filed as Exhibit 3.1.1 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).

4.1	Indenture, dated as of December 27, 2005, by and among SHG Acquisition Corp., Wells Fargo Bank, N.A. and certain subsidiaries of Skilled Healthcare Group, Inc. (filed as Exhibit 4.2 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

4.2	Registration Rights Agreement, dated as of December 27, 2005, by and among SHG Acquisition Corp., all the subsidiaries of Skilled Healthcare Group, Inc. listed therein, Credit Suisse First Boston, LLC and J.P. Morgan Securities, Inc. (filed as Exhibit 4.3 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

Number	Description
4.3	Investor Stockholders’ Agreement, dated as of December 27, 2005, among SHG Holding Solutions, Inc., Onex Partners LP and the stockholders listed on the signature pages thereto (filed as Exhibit 4.4 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

4.4	Registration Agreement dated as of December 27, 2005, among SHG Holding Solutions, Inc. and the persons listed thereon (filed as Exhibit 4.5 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

4.5	Form of specimen certificate for Skilled Healthcare Group, Inc.’s class A common stock (filed as Exhibit 4.1 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).

4.6	Form of 11% Senior Subordinated Notes due 2014 (included in exhibit 4.1).

10.1*	Skilled Healthcare Group, Inc. Restricted Stock Plan (filed as Exhibit 10.1 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).

10.2*	Form of Restricted Stock Award Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 5, 2009 and incorporated herein by reference).

10.3	Second Amended and Restated First Lien Credit Agreement, dated as of December 27, 2005, by and among SHG Holding Solutions, Inc., Skilled Healthcare Group, Inc., the financial institutions party thereto, and Credit Suisse, Cayman Islands, as administrative agent and collateral agent (filed as Exhibit 10.4 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).

10.4*	Employment Agreement, dated December 27, 2005, by and between Skilled Healthcare Group, Inc. and Boyd Hendrickson (filed as Exhibit 10.5 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).

10.5*	Employment Agreement, dated December 27, 2005, by and between Skilled Healthcare Group, Inc. and Jose Lynch (filed as Exhibit 10.6 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).

10.7*	Employment Agreement, dated December 27, 2005, by and between Skilled Healthcare Group, Inc. and Roland G. Rapp (filed as Exhibit 10.8 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).

10.8*	Employment Agreement, dated December 27, 2005, by and between Skilled Healthcare Group, Inc. and Mark Wortley (filed as Exhibit 10.9 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).

10.10*	Trigger Event Cash Bonus Agreement, dated April 30, 2005, by and between Skilled Healthcare Group, Inc. and Mark Wortley (filed as Exhibit 10.11 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).

10.11	Lease, dated as of August 26, 2002, by and between CT Foothill 10/241, LLC, and Fountain View, Inc., and amendments thereto (filed as Exhibit 10.13 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).

10.12	First Amendment to Second Amended and Restated First Lien Credit Agreement, dated as of January 31, 2007, by and among Skilled Healthcare Group, Inc., SHG Holding Solutions, Inc., the financial institutions parties thereto, and Credit Suisse, Cayman Islands, as administrative agent and collateral agent (filed as Exhibit 10.12 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 23, 2007 and incorporated herein by reference).

10.13*	Employment Agreement, dated as of August 14, 2007, by and between Skilled Healthcare LLC and Christopher N. Felfe (filed as Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference).

10.14*	Side Letter, dated as of August 14, 2007, by and between Skilled Healthcare, LLC and Christopher N. Felfe (filed as Exhibit 10.2 to our Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference).

Number	Description
10.16*	Form of Indemnification Agreement with Skilled Healthcare Group’s directors, executive officers and certain employees (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference). (1)

10.17	Instrument of Joinder, dated as of May 11, 2007, by and among Skilled Healthcare Group, Inc., Bank of America, N.A., UBS Loan Finance LLC and Credit Suisse, Cayman Islands Branch (filed as Exhibit 10.3 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.18*	Employment Agreement, dated as of November 30, 2007, by and between Skilled Healthcare LLC and Devasis Ghose (filed as Exhibit 10.1 to our Form 8-K dated November 30, 2007, and incorporated herein by reference).

10.19*	Amended and Restated Skilled Healthcare Group, Inc. 2007 Incentive Award Plan (filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 7, 2008, and incorporated herein by reference).

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Skilled Healthcare Group, Inc. has entered into an indemnification agreement with the following individuals: Boyd Hendrickson, Chairman of the Board, Chief Executive Officer and Director; Jose Lynch, President, Chief Operating Officer and Director; Devasis Ghose, Executive Vice President, Treasurer and Chief Financial Officer; Roland Rapp, General Counsel, Secretary and Chief Administrative Officer; Mark Wortley, Executive Vice President and Chief Executive Officer of Ancillary Companies; Christopher N. Felfe, Senior Vice President, Finance and Chief Accounting Officer; Susan Whittle, Senior Vice President and Chief Compliance Officer; Robert M. Le Blanc, Lead Director; Michael E. Boxer, Director; John M. Miller, Director; M. Bernard Puckett, Director; Glenn S. Schafer, Director; William C. Scott, Director; Michael D. Stephens, Director; Kelly Atkins, Senior Vice President of Operations, Pacific Division; Brad Gibson, Senior Vice President of Operations, Finance; Matt Moore, Senior Vice President of Operations, Midwest Division; Aisha Salaam, Senior Vice President of Professional Services.

S-4