Form 10-Q/A
period 2009-03-31
Skilled Healthcare Group, Inc.
filed 2009-06-29
CIK 1351051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on June 25, 2009.
Class A common stock, $0.001 par value — 20,263,906 shares
Class B common stock, $0.001 par value — 17,008,038 shares

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
The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the three months ended March 31, 2009 (this “Form 10-Q/A” or “Amendment No. 1”) to restate our consolidated financial statements as of and for the three months ended March 31, 2009 and 2008. In addition, we are concurrently filing an amendment to our Annual Report on Form 10-K/A to amend and restate our consolidated financial statements as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006.
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
In connection with the restatement, management has assessed the effectiveness of our disclosure controls and procedures. For the reasons described in this amended report for the quarter ended March 31, 2009 under Item 4 of Part I, “Controls and Procedures,” our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Amendment No. 1, the disclosure controls and procedures were not effective as of March 31, 2009. Management also assessed our internal control over financial reporting and identified a material weakness, as described in our Form 10-K/A for the year ended December 31, 2008, under Item 9A of Part II, “Management’s Report on Internal Control Over Financial Reporting.” Management has taken and is taking steps, as described in our Form 10-K/A for the year ended December 31, 2008, under Item 9A of Part II, “Remediation Steps to Address Material Weakness,” to remediate the material weakness in our internal control over financial reporting. We believe that, as a result of management’s in-depth review of its accounting processes, the utilization of external resources and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-Q/A, and, to the best of our knowledge, we believe that the consolidated financial statements in this Form 10-Q/A fairly present in all material aspects the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles.
This restatement affects the following areas of the amended report:

Part I — Item 1.	Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements;
Part I — Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part I — Item 4.	Controls and Procedures
Part II — Item 1A.	Risk Factors; and
Part II — Item 6.	Exhibits.
Note 2 to our restated consolidated financial statements discloses the nature of the restatement adjustment and details the impact of the restatement adjustments on our condensed consolidated financial statements as of March 31, 2009 and the three months ended March 31, 2009 and 2008.
Item 6 of Part II of this Form 10-Q/A has been amended to include the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
Except for the foregoing amended disclosures, the information in this Form 10-Q/A has not been updated to reflect events that occurred after May 5, 2009, the original filing date of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. This includes forward-looking statements and the portions of the Business section, Risk Factors and all other sections of this Form 10-Q/A that were not directly impacted by the restatement, which should be read in their historical context. This Form 10-Q/A should be read in conjunction with our Form 10-K/A for the year ended December 31, 2008.
We have not amended our Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to December 31, 2008, and the financial statements and related financial information contained in such reports should no longer be relied upon by investors. However, all applicable amounts relating to this restatement for such prior periods have been reflected in the consolidated financial statements and the related notes to the consolidated financial statements in this Form 10-Q/A and the Annual Report on Form 10-K/A that we are filing concurrently with this Form 10-Q/A.

Skilled Healthcare Group, Inc.
Form 10-Q/A
For the Quarterly Period Ended March 31, 2009
Index

		Page
		Number
Part I.	Financial Information	5
Item 1.	Financial Statements	5
	Condensed Consolidated Balance Sheets — March 31, 2009 (unaudited) (as restated) and December 31, 2008 (as restated)	5
	Condensed Consolidated Statements of Operations — Three months ended March 31, 2009 (unaudited) (as restated) and March 31, 2008 (unaudited) (as restated)	6
	Condensed Consolidated Statements of Cash Flows — Three months ended March 31, 2009 (unaudited) (as restated) and March 31, 2008 (unaudited) (as restated)	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	39
Part II.	Other Information	42
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Submission of Matters to a Vote of Security Holders	43
Item 5.	Other Information	43
Item 6.	Exhibits
Signatures		44
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Skilled Healthcare Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2009	December 31,
	(Unaudited)
	(As Restated,	(As Restated,
	See Note 2)	See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$7,453	$2,047
Accounts receivable, less allowance for doubtful accounts of $27,834 and $26,593 at March 31, 2009 and December 31, 2008, respectively	105,755	102,954
Deferred income taxes	20,315	19,703
Prepaid expenses	7,380	9,226
Other current assets	6,916	7,483

Total current assets	147,819	141,413
Property and equipment, less accumulated depreciation of $44,585 and $40,118 at March 31, 2009 and December 31, 2008, respectively	352,358	346,466
Other assets:
Notes receivable	7,801	4,448
Deferred financing costs, net	9,390	10,184
Goodwill	449,962	449,962
Intangible assets, less accumulated amortization of $11,492 and $10,490 at March 31, 2009 and December 31, 2008, respectively	29,323	30,310
Other assets	25,473	23,797

Total other assets	521,949	518,701

Total assets	$1,022,126	$1,006,580

LIABILITIES AND STO CKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$49,256	$55,478
Employee compensation and benefits	31,698	30,825
Current portion of long-term debt and capital leases	7,783	7,812

Total current liabilities	88,737	94,115
Long-term liabilities:
Insurance liability risks	31,369	30,654
Deferred income taxes	914	721
Other long-term liabilities	14,117	14,064
Long-term debt and capital leases, less current portion	471,643	462,449

Total liabilities	606,780	602,003
Stockholders’ equity:
20,255 and respectively	20	20
17,027 and respectively	17	17
Additional paid-in-capital	363,409	362,982
Retained earnings	53,403	43,400
Accumulated other comprehensive loss	(1,503)	(1,842)

Total stockholders’ equity	415,346	404,577

Total liabilities and stockholders’ equity	$1,022,126	$1,006,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(As Restated,	(As Restated,
	See Note 2)	See Note 2)
Revenue	$189,451	$180,727
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	150,215	142,903
Rent cost of revenue	4,539	4,465
General and administrative	6,240	6,222
Depreciation and amortization	5,477	5,160

	166,471	158,750

Other income (expenses):
Interest expense	(8,090)	(9,653)
Interest income	191	214
Other (expense) income	(60)	222
Equity in earnings of joint venture	733	391

Total other income (expenses), net	(7,226)	(8,826)

Income before provision for income taxes	15,754	13,151
Provision for income taxes	5,751	5,167

Net income	$10,003	$7,984

Earnings per share data:
Earnings per common share, basic	$0.27	$0.22

Earnings per common share, diluted	$0.27	$0.22

Weighted-average common shares outstanding, basic	36,881	36,551

Weighted-average common shares outstanding, diluted	36,911	36,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(As Restated,	(As Restated,
	See Note 2)	See Note 2)
Cash Flows from Operating Activities
Net income	$10,003	$7,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,477	5,160
Provision for doubtful accounts	3,214	2,187
Non-cash stock-based compensation	520	304
Loss on disposal of asset	60	—
Amortization of deferred financing costs	794	686
Deferred income taxes	(658)	(1,083)
Amortization of discount on senior subordinated notes	27	27
Changes in operating assets and liabilities:
Accounts receivable	(11,322)	(14,717)
Other current and non-current assets	3,944	(393)
Accounts payable and accrued liabilities	(5,509)	1,998
Employee compensation and benefits	694	(2,352)
Insurance liability risks	667	1,843
Other long-term liabilities	53	392

Net cash provided by operating activities	7,964	2,036

Cash Flows from Investing Activities
Change in notes receivable	336	488
Additions to property and equipment	(10,428)	(8,933)
Changes in other assets	(1,604)	(344)

Net cash used in investing activities	(11,696)	(8,789)

Cash Flows from Financing Activities
Borrowings under line of credit, net	12,000	10,000
Repayments of long-term debt and capital leases	(2,862)	(2,884)
Additions to deferred financing costs	—	(1,383)

Net cash provided by financing activities	9,138	5,733

Increase (decrease) in cash and cash equivalents	5,406	(1,020)
Cash and cash equivalents at beginning of period	2,047	5,012

Cash and cash equivalents at end of period	$7,453	$3,992

Supplemental cash flow information
Cash paid for:
Interest expense, net of capitalized interest	$11,691	$12,920
Income taxes, net	$572	$215
Non-cash activities:
Conversion of accounts receivable into notes receivable	$5,307	$—
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
2. Restatement of Condensed Consolidated Financial Statements
     On June 9, 2009, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company concluded that the Company’s consolidated financial statements for the fiscal years ended December 31, 2006 through December 31, 2008, including the Company’s quarterly financial statements for each of the fiscal quarters in 2006 through 2008, and the Company’s quarterly financial statements for the first quarter of 2009 needed to be restated and should no longer be relied upon by investors.
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
     The following tables show the effects of the restatement on the Company’s consolidated balance sheets as of March 31, 2009 and December 31, 2008 and its consolidated statements of operations and cash flows for the three months ended March 31, 2009 and 2008.

	As of March 31, 2009			As of December 31, 2008
	Previously	Restatement		Previously	Restatement
Balance Sheet Line items	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Accounts receivable, net	$119,423	$(13,668)	$105,755	115,211	(12,257)	102,954
Allowance for doubtful accounts	14,166	13,668	27,834	14,336	12,257	26,593
Deferred income taxes — current	14,745	5,570	20,315	14,708	4,995	19,703
Total current assets	155,917	(8,098)	147,819	148,675	(7,262)	141,413
Total assets	1,030,224	(8,098)	1,022,126	1,013,842	(7,262)	1,006,580
Deferred income taxes	622	292	914	457	264	721
Total liabilities	606,488	292	606,780	601,739	264	602,003
Additional paid-in-capital	366,992	(3,583)	363,409	366,565	(3,583)	362,982
Retained earnings	58,210	(4,807)	53,403	47,343	(3,943)	43,400
Stockholders’ equity	423,736	(8,390)	415,346	412,103	(7,526)	404,577
Total liabilities and stockholders’ equity	1,030,224	(8,098)	1,022,126	1,013,842	(7,262)	1,006,580

	Three Months Ended March 31,
	2009			2008
	Previously	Restatement		Previously	Restatement
Statements of Operations Line items	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Cost of Services	$148,804	$1,411	$150,215	$142,144	$759	$142,903
Income before provision for income taxes	17,165	(1,411)	15,754	13,910	(759)	13,151
Provision for income taxes	6,298	(547)	5,751	5,466	(299)	5,167
Net income	10,867	(864)	10,003	8,444	(460)	7,984
Earnings per common share, basic	$0.29	$(0.02)	$0.27	$0.23	$(0.01)	$0.22
Earnings per common share, diluted	$0.29	$(0.02)	$0.27	$0.23	$(0.01)	$0.22

	Three Months Ended March 31,
	2009			2008
	Previously	Restatement		Previously	Restatement
Consolidated Statement of Cash Flows	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Operating Activities
Net income	$10,867	$(864)	$10,003	$8,444	$(460)	$7,984
Provision for doubtful accounts	1,803	1,411	3,214	1,428	759	2,187
Deferred income taxes	(111)	(547)	(658)	(784)	(299)	(1,083)

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Summary of Significant Accounting Policies
  Basis of Presentation
     The accompanying condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 (collectively, the “Interim Financial Statements”), are unaudited. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated statements and notes thereto for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”). Management believes that the Interim Financial Statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position and results of operations and cash flows in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
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
     Information regarding the Company’s significant accounting policies is contained in “Summary of Significant Accounting Policies” in Note 3 in the Company’s 2008 Annual Report on Form 10-K/A filed with the SEC.
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
statements in the future, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated by the Company.
4. Earnings Per Share of Class A Common Stock and Class B Common Stock
     The Company computes earnings per share of class A common stock and class B common stock in accordance with SFAS No. 128, Earnings Per Share, using the two-class method. The Company’s class A common stock and class B common stock are identical in all respects, except with respect to voting rights and except that each share of class B common stock is convertible into one share of class A common stock under certain circumstances. Therefore, net income is allocated on a proportionate basis.
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
     The following table sets forth the computation of basic and diluted earnings per share of class A common stock and class B common stock for the three months ended March 31, 2009 and 2008 (amounts in thousands, except per share data):

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	Class A	Class B	Total	Class A	Class B	Total
Earnings per share, basic
Numerator:
Allocation of income attributable to common stockholders (as restated)	$5,387	$4,616	$10,003	$4,194	$3,790	$7,984

Denominator:
Weighted-average common shares outstanding	19,861	17,020	36,881	19,200	17,351	36,551

Earnings per common share, basic (as restated)	$0.27	$0.27	$0.27	$0.22	$0.22	$0.22

Earnings per share, diluted
Numerator:
Allocation of income attributable to common stockholders (as restated)	$5,389	$4,614	$10,003	$4,161	$3,823	$7,984

Denominator:
Weighted-average common shares outstanding	19,861	17,020	36,881	19,200	17,351	36,551
Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	24	6	30	20	310	330

Adjusted weighted-average common shares outstanding	19,885	17,026	36,911	19,220	17,661	36,881

Earnings per common share, diluted (as restated)	$0.27	$0.27	$0.27	$0.22	$0.22	$0.22

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. Business Segments
     The Company has two reportable operating segments —LTC, which includes the operation of SNFs and ALFs and is the most significant portion of the Company’s business, and ancillary services, which includes the Company’s rehabilitation therapy and hospice businesses. The “other” category includes general and administrative items. The Company’s reporting segments are business units that offer different services, and that are managed separately due to the nature of the services provided or the products sold.
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
     The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. Accordingly, earnings before net interest, tax, depreciation and amortization (“EBITDA”) is used as the primary measure of each segment’s operating results because it does not include such costs as interest expense, income taxes, depreciation and amortization which may vary from segment to segment depending upon various factors, including the method used to finance the original purchase of a segment or the tax law of the states in which a segment operates. By excluding these items, the Company is better able to evaluate operating performance of the segment by focusing on more controllable measures. General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss, and are included in the “other” category in the selected segment financial data that follows. The accounting policies of the reporting segments are the same as those described in the accounting policies (see Note 3 above) included in the Company’s 2008 Annual Report on Form 10-K/A filed with the SEC. Intersegment sales and transfers are recorded at cost plus standard mark-up; intersegment transactions have been eliminated in consolidation.
     The following table sets forth selected financial data by business segment (dollars in thousands):

	Long-term	Ancillary
	Care Services	Services	Other	Elimination	Total
Three months ended March 31, 2009
Revenue from external customers	$165,536	$23,915	$—	$—	$189,451
Intersegment revenue	890	17,066	—	(17,956)	—

Total revenue	$166,426	$40,981	$—	$(17,956)	$189,451

Segment capital expenditures	$10,103	$138	$187	$—	$10,428
EBITDA(1) (as restated)	$28,506	$6,220	$(5,596)	$—	$29,130
Three months ended March 31, 2008
Revenue from external customers	$158,817	$21,910	$—	$—	$180,727
Intersegment revenue	808	16,608	—	(17,416)	—

Total revenue	$159,625	$38,518	$—	$(17,416)	$180,727

Segment capital expenditures	$7,246	$184	$1,503	$—	$8,933
EBITDA(1) (as restated)	$26,952	$6,416	$(5,618)	$—	$27,750

(1)	EBITDA is defined as net income before depreciation, amortization and interest expense (net of interest income) and the provision for income taxes. See reconciliation of net income to EBITDA and a discussion of its uses and limitations in Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of this quarterly report.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following table presents the segment assets as of March 31, 2009 compared to December 31, 2008 (dollars in thousands):

	Long-term	Ancillary
	Care Services	Services	Other	Total
March 31, 2009:
Segment total assets (as restated)	$888,771	$81,493	$51,862	$1,022,126
Goodwill and intangibles included in total assets	$443,227	$36,058	$—	$479,285
December 31, 2008:
Segment total assets (as restated)	$880,724	$75,246	$50,610	$1,006,580
Goodwill and intangibles included in total assets	$444,129	$36,143	$—	$480,272
6. Income Taxes
     For the three months ended March 31, 2009 and 2008, the Company recognized income tax expense of $5.8 million and $5.2 million, respectively. Tax benefits totaling $0.4 million, primarily attributable to a decrease in unrecognized tax benefits resulting from the expiration of a statute of limitations, reduced the effective tax rate below the Company’s statutory tax rate for the three months ended March 31, 2009 while the tax expense for the three months ended March 31, 2008 approximated the Company’s statutory rate.
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
7. Other Current Assets and Other Assets
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Other Long-Term Liabilities
     Other long-term liabilities consist of the following at March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31, 2009	December 31, 2008
Deferred rent	$6,093	$5,780
Other long-term tax liability	2,605	2,912
Asbestos abatement liability	5,419	5,372

	$14,117	$14,064

     For more information regarding other long-term tax liability, see Note 6 — “Income Taxes” in the unaudited condensed consolidated financial statements under Part I, Item 1 of this amended report.
9. Commitments and Contingencies
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

	As of March 31, 2009							As of December 31, 2008
	General and							General and
	Professional		Employee		Workers'			Professional		Employee		Workers'
	Liability		Medical		Compensation		Total	Liability		Medical		Compensation		Total
Current	$7,945	(1)	$1,710	(2)	$3,926	(2)	$13,581	$8,172	(1)	$1,551	(2)	$3,906	(2)	$13,629
Non-current	21,340		—		10,029		31,369	20,871		—		9,783		30,654

	$29,285		$1,710		$13,955		$44,950	$29,043		$1,551		$13,689		$44,283

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.
  Financial Guarantees
     Substantially all of the Company’s wholly owned companies guarantee the 11.0% senior subordinated notes maturing on January 15, 2014, the Company’s first lien senior secured term loan and the Company’s revolving credit facility. These guarantees are full and unconditional and joint and several. The Company has no independent assets or operations.
10. Stockholders’ Equity
  Comprehensive Income (Loss)
     Comprehensive income (loss) consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that, under GAAP, are recorded as an element of stockholders’ equity but are excluded from net income. Currently, the Company’s other

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
11. Fair Value Measurements
     For a discussion of recent accounting pronouncements regarding Fair Value Measurements, please see “Summary of Significant Accounting Policies” in Note 3 of this amended report.
     The interest rate swap is required to be measured at fair value on a recurring basis. The fair value of the interest rate swap contract is determined by calculating the value of the discounted cash flows of the difference between the

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     The following table summarizes the valuation of the Company’s interest rate swap as of March 31, 2009 by the SFAS 157 fair value hierarchy levels detailed in Note 3 of this amended report (dollars in thousands):

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
Derivatives designated as
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
12. Debt
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13 Subsequent Events
     For a detailed discussion of the Company’s subsequent events, see Note 9 — “Commitments and Contingencies — Litigation” and Note 12— “Debt” in the unaudited condensed consolidated financial statements under Part I, Item 1 of this amended report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the accompanying condensed consolidated financial statements and related matters discussed in Note 2, “Restatement,” of the Notes to the Condensed Consolidated Financial Statements, and should be read together with the accompanying condensed consolidated financial statements and related notes included elsewhere in this amended report on Form 10-Q/A. The restatement corrects the long-term care (“LTC”) accounts receivable allowance for doubtful accounts, cost of services, pre-tax income, net income and retained earnings for the periods affected. This information is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not indicate future performance. Our forward-looking statements, which reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2008. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, the “Company,” “we,” “our,” and “us” refer to Skilled Healthcare Group, Inc. and its wholly owned companies. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this amended report.
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
Restatement
     We have restated our condensed consolidated financial statements as of and for the three months ended March 31, 2009 and 2008. In addition, we are concurrently filing a Form 10-K/A to amend and restate our consolidated financial statements as of December 31, 2008 and 2007 and for the three years ended December 31, 2008, 2007 and 2006.
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
     Note 2 to our restated condensed consolidated financial statements sets forth, in a comparative presentation, the previously reported, restatement adjustment and restated amounts for those accounts in the consolidated balance sheets and the consolidated statements of operations and cash flow affected by the restatement.
     Throughout the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, all referenced amounts reflect the balances and amounts on a restated basis.
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
Ancillary services :
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
     Medicare. Medicare is a federal health insurance program for people age 65 or older, people under age 65 with certain disabilities, and people of all ages with End-Stage Renal Disease. The Medicare program has Part A hospital insurance that helps to cover inpatient care in hospitals and in skilled nursing facilities (not custodial or long-term care). It also helps cover hospice care and some home health care. Skilled nursing facilities are paid on the basis of a prospective payment system, or PPS. The PPS payment rates are adjusted for case mix and geographic variation in wages and cover all costs of furnishing covered skilled nursing facilities services (routine, ancillary, and capital-

related costs). The amount to be paid is determined by classifying each patient into a resource utilization group, or RUG category, which is based upon each patient’s acuity level. Payment rates have historically increased each federal fiscal year using a skilled nursing facilities market basket index.
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
     Historically, adjustments to reimbursement levels under Medicare have had a significant effect on our revenue. For a discussion of historic adjustments and recent changes to the Medicare program and related reimbursement rates see “Business — Sources of Reimbursement” in Part 1, Item 1 in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission and “Risk Factors —Reductions in Medicare reimbursement rates, including annual caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary, or changes in the rules governing the Medicare program could have a material adverse effect on our revenue, financial condition and results of operations” in Part 1, Item 1A of our 2008 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.
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

Critical Accounting Policies and Estimates Update
     During the three months ended March 31, 2009, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2008 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.
Results of Operations
     The following table sets forth details of our revenue and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Revenue	100.0%	100.0%
Expenses (as restated) :
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below) (as restated)	79.3	79.1
Rent cost of revenue	2.4	2.5
General and administrative	3.3	3.4
Depreciation and amortization	2.9	2.8

	87.9	87.8

Other income (expenses):
Interest expense	(4.3)	(5.3)
Interest income	0.1	0.1
Other income	—	0.1
Equity in earnings of joint venture	0.4	0.2

Total other income (expenses), net	(3.8)	(4.9)

Income before provision for income taxes (as restated)	8.3	7.3
Provision for income taxes (as restated)	3.0	2.9

Net income (as restated)	5.3%	4.4%

EBITDA margin (as restated)	15.4%	15.4%
Adjusted EBITDA Margin (as restated)	15.4%	15.4%

	Three Months Ended March 31,
	2009	2008
Reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):
Net income (as restated)	$10,003	$7,984
Interest expense, net of interest income	7,899	9,439
Provision for income taxes (as restated)	5,751	5,167
Depreciation and amortization expense	5,477	5,160

EBITDA (as restated)	29,130	27,750
Loss on disposal of asset	60	—

Adjusted EBITDA (as restated)	$29,190	$27,750

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
     Cost of Services Expenses. Our cost of services expenses increased $7.3 million, or 5.1%, to $150.2 million, or 79.3% of revenue, in the three months ended March 31, 2009, from $142.9 million, or 79.1% of revenue, in the three months ended March 31, 2008.
     Cost of services expenses in our long-term care services segment increased $5.2 million, or 4.1%, to $133.3 million, or 80.5%, of our long-term care services segment revenue in the three months ended March 31, 2009, from $128.1 million, or 80.7%, of our long-term care services segment revenue in the three months ended March 31, 2008. Excluding the $1.3 million increase in required self-insured general and professional liability and workers’ compensation insurance reserves recorded in the three months ended March 31, 2008, cost of services expenses were 79.8% of revenue for the three months ended March 31, 2008.
     The increase in long-term care services segment cost of services expenses resulted from a $2.7 million, or 2.2%, increase in cost of services expenses at our skilled nursing facilities, a $1.4 million, or 48.3%, increase in cost of services expenses at our assisted living facilities and a $1.1 million, or 23.4%, increase in our regional operations overhead expense.
     Of the increase in cost of services expenses at our skilled nursing facilities, $2.0 million resulted from the acquisition of one facility in Kansas and the period expenses related to the development of a facility in Dallas, and $0.7 million resulted from operating costs increasing at facilities acquired or developed prior to January 1, 2008 by $7 per day, or 4.0%, to $180 per day in the three months ended March 31, 2009, from $173 per day in the three months ended March 31, 2008.
     Cost of services expenses in our ancillary services segment increased $2.6 million, or 8.1%, to $34.7 million in the three months ended March 31, 2009, from $32.1 million in the three months ended March 31, 2008. Prior to intersegment eliminations, cost of services expenses were 84.6% of total ancillary services segment revenue of $41.0 million in the three months ended March 31, 2009, as compared to 83.4% of total ancillary services segment revenue of $38.5 million in the three months ended March 31, 2008. The increase in our ancillary services segment cost of services expenses resulted from $1.1 million, or 3.9%, increase in operating expenses related to our rehabilitation therapy services to $29.5 million in the three months ended March 31, 2009, from $28.4 million in the three months ended March 31, 2008, and a $1.5 million, or 40.5%, increase in operating expenses related to our hospice business. Prior to intersegment eliminations, cost of services expenses related to our rehabilitation therapy services were 83.6% of total rehabilitation therapy revenue of $35.3 million in the three months ended March 31,

2009, as compared to 83.3%, of total rehabilitation therapy revenue of $34.1 million in the three months ended March 31, 2008. The increase in cost of services as a percentage of revenue was primarily the result of an increase in bad debt expense of $0.4 million, or 1.1% of therapy revenue, for the three months ended March 31, 2009. Included in the increased bad debt expense were reserves related to the CMS pilot program utilizing private recovery audit contractor firms to recoup alleged Medicare overpayments. The increased operating expenses related to our hospice services business were incurred to support the increase in the number of patients receiving hospice services in New Mexico and California. Cost of services expenses related to our hospice services were 91.2% of total hospice revenue of $5.7 million in the three months ended March 31, 2009, as compared to 84.1% of total hospice revenue of $4.4 million in the first quarter of 2008.
     The restatement had the following effects on the previously-reported cost of services expenses for the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Cost of services expenses, as previously reported	$148.8	$142.1
Restatement adjustments	1.4	0.8

Cost of services expenses, as restated	$150.2	$142.9

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
     Provision for Income Taxes. Our provision for income taxes in the three months ended March 31, 2009 was $5.8 million, or 36.5% of income before provision for income taxes, an increase of $0.6 million, or 11.5%, from $5.2 million, or 39.3% of income before provision for income taxes, in the three months ended March 31, 2008. Tax benefits totaling $0.4 million, primarily attributable to a decrease in unrecognized tax benefits resulting from the expiration of a statute of limitations, reduced the effective tax rate below our statutory tax rate for the three months ended March 31, 2009 while the tax expense for the three months ended March 31, 2008 approximated our statutory rate. The increase in tax expense was due primarily to the increased level of pre-tax earnings in the three months ended March 31, 2009.

     The restatement had the following effects on the previously-reported provision for income taxes for the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Provision for income taxes, as previously reported	$6.3	$5.5
Restatement adjustments	0.5	0.3

Provision for income taxes, as restated	$5.8	$5.2

     The effect of the restatement on the provision for income taxes was a decrease of $0.5 million for the three months ended March 31, 2009, due to a decrease of $1.4 million of pre-tax income, and $0.3 million for the three months ended March 31, 2008, due to a decrease of $0.8 million of pre-tax income. The effective tax rate decreased from 36.7% to 36.5% for the first quarter of 2009, and increased from 39.3% to 39.3% for the first quarter of 2008 as a result of the restatement.
     EBITDA. EBITDA increased by $1.3 million, or 4.7%, to $29.1 million in the three months ended March 31, 2009, from $27.8 million in the three months ended March 31, 2008. The $1.3 million increase was primarily related to the $8.8 million increase in revenue for the period offset by the $7.3 million increase in cost of services expenses, all discussed above.
     The restatement had the following effects on the previously-reported EBITDA for the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(in millions)
EBITDA, as previously reported	$30.5	$28.5
Restatement adjustments	(1.4)	(0.7)

EBITDA, as restated	$29.1	$27.8

     Net Income. Net income increased by $2.0 million, or 25.0%, to $10.0 million in the three months ended March 31, 2009, from $8.0 million in the three months ended March 31, 2008. The $2.0 million increase was related primarily to the $1.3 million increase in EBITDA, the $1.6 million decrease in interest expense, offset by the increase in income tax expense of $0.6 million, and the increase in depreciation and amortization of $0.3 million, all discussed above.
     The restatement had the following effect on the previously-reported net income for the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Net income, as previously reported	$10.9	$8.4
Restatement adjustments	0.9	0.4

Net income, as restated	$10.0	$8.0

Liquidity and Capital Resources
     The following table presents selected data from our restated condensed consolidated statements of cash flows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
	(Restated)
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
     Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, as well as the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2009 was $8.0 million and consisted of net income of $10.0 million, adjustments for non-cash items of $9.5 million and $11.5 million used for working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $11.3 million and a $5.5 million decrease in accounts payable and accrued liabilities, offset by a $3.9 million decrease in other current and non-current assets, a $0.7 million increase in insurance liability risks, and a $0.7 million increase in employee compensation benefits. The increase in accounts receivable was due primarily to an increase in revenue for the three months ended March 31, 2009, as compared to the year ago comparable period. Days sales outstanding increased slightly from 49.9 for the three months ended December 31, 2008 to 50.2 for the three months ended March 31, 2009. The increase in accounts payable and accrued liabilities was primarily due to the timing of trade payables.
     Cash provided by operating activities in the three months ended March 31, 2008 was $2.0 million and consisted of net income of $8.0 million, adjustments for non-cash items of $7.2 million and $13.2 million used for working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $14.7 million, a $2.0 million increase in accounts payable and accrued liabilities, and a $1.8 million increase in insurance liability risks.
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
     We estimate our general and professional liability reserves on a quarterly basis and our workers’ compensation reserve on a semi annual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry’s loss history. Based upon these analyses, at March 31, 2009, we had reserved $29.3 million for known or unknown or potential uninsured general and professional liability claims and $14.0 million for workers’ compensation claims. We have estimated that we may incur approximately $8.0 million for general and professional liability claims and $3.9 million for workers’ compensation claims for a total of $11.9 million to be payable within 12 months; however, there are no set payment schedules and we cannot assure you that the payment amount in 2009 will not be significantly larger. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future malpractice or workers’ compensation insurance will be available at a reasonable price or that we will not have to further increase our levels of self-insurance. For a detailed discussion of our general and professional liability and workers’ compensation reserve, see “Business — Insurance” in Part 1, Item 1 in our 2008 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this amended report.

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
     Our chief financial officer and chief executive officer previously concluded that our disclosure controls and procedures were effective as of March 31, 2009 and management reported that there was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting. However, in connection with the restatement discussed in the Explanatory Note to this Form 10-Q/A and in Note 2 to our Condensed Consolidated Financial Statements, under the direction of our chief executive officer and chief financial officer, management conducted a reevaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As described below, management has concluded that, as of the end of the period covered by this report, a material weakness in certain components of our internal control over financial reporting was identified , which is an integral component of our disclosure controls and procedures. Solely as a result of this material weakness, our chief financial officer and chief executive officer concluded that, as of March 31, 2009, the end of the period covered by this report, our disclosure controls were not effective at a reasonable assurance level.
     As described below under “Additional Information Regarding the Material Weakness,” management identified a material weakness in internal control over financial reporting, as described in Management’s Report on Internal Control Over Financial Reporting in Item 9A to our Form 10-K/A for the year ended December 31, 2008. Based on its assessment, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting as of March 31, 2009. Accordingly, management now concludes that our internal control over financial reporting was not effective at a reasonable assurance level as of March 31, 2009 or at the date of the filing of the original Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 5, 2009.
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
     Remediation Steps to Address Material Weakness
     As disclosed in our Form 10K/A for the year ended December 31, 2008, to remediate the material weaknesses described above and enhance our internal control over financial reporting, management has implemented or plans to implement the following changes:

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
Changes in Internal Control Over Financial Reporting
     Other than as described above, during the three months ended March 31, 2009, there was no change in our internal control over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
The information required by this Item is incorporated herein by reference to Note 9, “Commitments and Contingencies—Litigation,” to the unaudited condensed consolidated financial statements under Part I, Item 1 of this amended report.
Item 1A. Risk Factors
     For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to Part II, Item 1A, Risk Factors, in our Form 10-K/A for the year ended December 31, 2008 filed with the Securities and Exchange Commission.
The restatement of our consolidated financial statements has subjected us to a number of additional risks and uncertainties, including increased costs for accounting and legal fees and the increased possibility of legal proceedings.
     As discussed elsewhere in this Form 10-Q/A, and in Note 2 to our consolidated financial statements, we determined that our consolidated financial statements for the annual and quarterly periods in fiscal years 2006 through 2008 and the first quarter of 2009 should be restated due to errors caused by improper dating of accounts receivable by a former employee and resulting understatement of accounts receivable allowance for doubtful accounts. As a result of the restatement, we have become subject to a number of risks and uncertainties, including incurring substantial unanticipated costs for accounting and legal fees, including as a result of possible shareholder or other litigation, in connection with the restatement. Although the restatement is complete, we may need to continue to incur additional restatement-related accounting and legal costs.
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
     Any failure to remedy additional deficiencies in our internal control over financial reporting that may be discovered in the future or to implement new or improved controls, or difficulties encountered in the implementation of such controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could, in turn, affect the future ability of our management to certify that our internal control over our financial reporting is effective and, moreover, affect the results of our independent registered public accounting firm’s attestation report regarding our management’s assessment. Inferior internal control over financial reporting could also subject us to the scrutiny of the U.S. Securities and Exchange Commission, or SEC, and other regulatory bodies and could cause investors to lose confidence in our reported financial information, which could have an adverse effect on the trading price of our common stock. Subsequent to Management’s review of the Company’s accounts receivable allowance for doubtful accounts and the Audit Committee’s determination that our consolidated financial statements for the annual and quarterly periods in fiscal years 2006 through 2008 and the first quarter of 2009 should be restated due to the understatement of accounts receivable allowance for doubtful accounts, we were contacted by the SEC’s Division of Enforcement, which has initiated an informal inquiry relating to our restatement. This inquiry could develop into a formal investigation or the imposition of sanctions against the Company or its current or former employees.

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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits.

Number	Description

10.1	Form of Restricted Stock Award Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 5, 2009 and incorporated herein by reference).

10.2	Separation Agreement and Release, dated March 24, 2009, by and between Skilled Healthcare Group, Inc. and Mark D. Wortley (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 27, 2009, and incorporated herein by reference).

10.3	Independent Contractor Agreement, dated July 1, 2009, by and between Skilled Healthcare Group, Inc. and Mark D. Wortley (filed as Exhibit 10.2 to our Current Report on Form 8-K dated March 27, 2009, and incorporated herein by reference).

10.4	Employment Agreement, dated March 23, 2009, by and between Skilled Healthcare Group, Inc. and Kelly J. Gill (filed as Exhibit 10.3 to our Current Report on Form 8-K dated March 27, 2009, and incorporated herein by reference).

10.5	Second Amendment to Second Amended and Restated First Lien Credit Agreement, dated as of April 28, 2009, by and among Skilled Healthcare Group, Inc., the financial institutions party thereto, and Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent (filed as Exhibit 10.1 to our Current Report on Form 8-K dated May 1, 2009, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLED HEALTHCARE GROUP, INC.
Date: June 29, 2009	/s/ Devasis Ghose
Devasis Ghose
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

/s/ Christopher N. Felfe
Christopher N. Felfe
Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

Number	Description

10.1	Form of Restricted Stock Award Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 5, 2009 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.