Form 10-Q
period 2009-06-30
Skilled Healthcare Group, Inc.
filed 2009-08-04
CIK 1351051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009.
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
(do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 31, 2009.
Class A common stock, $0.001 par value – 20,307,082 shares
Class B common stock, $0.001 par value – 17,008,038 shares

Skilled Healthcare Group, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2009
Index

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
Skilled Healthcare Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,174	$2,047
Accounts receivable, less allowance for doubtful accounts of $29,670 and $26,593 at June 30, 2009 and December 31, 2008, respectively	101,124	102,954
Deferred income taxes	21,218	19,703
Prepaid expenses	4,820	9,226
Other current assets	7,115	7,483

Total current assets	146,451	141,413
Property and equipment, less accumulated depreciation of $49,448 and $40,118 at June 30, 2009 and December 31, 2008, respectively	357,669	346,466
Other assets:
Notes receivable	11,496	4,448
Deferred financing costs, net	16,268	10,184
Goodwill	449,962	449,962
Intangible assets, less accumulated amortization of $12,493 and $10,490 at June 30, 2009 and December 31, 2008, respectively	28,337	30,310
Other assets	24,111	23,797

Total other assets	530,174	518,701

Total assets	$1,034,294	$1,006,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$51,605	$55,478
Employee compensation and benefits	32,193	30,825
Current portion of long-term debt and capital leases	3,457	7,812

Total current liabilities	87,255	94,115
Long-term liabilities:
Insurance liability risks	30,223	30,654
Deferred income taxes	1,823	721
Other long-term liabilities	14,405	14,064
Long-term debt and capital leases, less current portion	475,180	462,449

Total liabilities	608,886	602,003
Stockholders’ equity:
Class A common stock, 175,000 shares authorized, $0.001 par value per share; 20,307 and 20,189 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	20	20
Class B common stock, 30,000 shares authorized, $0.001 par value per share; 17,008 and 17,027 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	17	17
Additional paid-in-capital	364,016	362,982
Retained earnings	62,482	43,400
Accumulated other comprehensive loss	(1,127)	(1,842)

Total stockholders’ equity	425,408	404,577

Total liabilities and stockholders’ equity	$1,034,294	$1,006,580

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(As Restated,		(As Restated,
		See Note 2)		See Note 2)
Revenue	$193,400	$180,348	$382,851	$361,075
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	154,257	143,439	304,472	286,342
Rent cost of revenue	4,568	4,478	9,107	8,943
General and administrative	6,823	5,557	13,063	11,779
Depreciation and amortization	5,867	5,073	11,344	10,233

	171,515	158,547	337,986	317,297

Other income (expenses):
Interest expense	(8,241)	(9,162)	(16,331)	(18,815)
Interest income	420	123	611	337
Other income (expense)	—	87	(60)	309
Equity in earnings of joint venture	751	718	1,484	1,109

Total other expenses, net	(7,070)	(8,234)	(14,296)	(17,060)

Income before provision for income taxes	14,815	13,567	30,569	26,718
Provision for income taxes	5,736	5,363	11,487	10,530

Net income	$9,079	$8,204	$19,082	$16,188

Earnings per share data:
Earnings per common share, basic	$0.25	$0.22	$0.52	$0.44

Earnings per common share, diluted	$0.25	$0.22	$0.52	$0.44

Weighted-average common shares outstanding, basic	36,904	36,558	36,892	36,554

Weighted-average common shares outstanding, diluted	36,928	36,871	36,929	36,877

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
		(As Restated,
		See Note 2)
Cash Flows from Operating Activities
Net income	$19,082	$16,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,344	10,233
Provision for doubtful accounts	6,684	5,471
Non-cash stock-based compensation	1,128	610
Loss on disposal of asset	60	—
Amortization of deferred financing costs	1,868	1,481
Deferred income taxes	(890)	(1,982)
Amortization of discount on senior subordinated notes	53	54
Changes in operating assets and liabilities:
Accounts receivable	(15,111)	(5,110)
Other current and non-current assets	6,055	911
Accounts payable and accrued liabilities	(1,549)	(3,246)
Employee compensation and benefits	983	(422)
Insurance liability risks	(1,272)	1,650
Other long-term liabilities	341	868

Net cash provided by operating activities	28,776	26,706

Cash Flows from Investing Activities
Payments on notes receivable	1,584	1,157
Acquisition of healthcare facilities	(1,650)	(13,592)
Additions to property and equipment	(18,927)	(21,244)
Changes in other assets	—	(358)

Net cash used in investing activities	(18,993)	(34,037)

Cash Flows from Financing Activities
Borrowings under line of credit, net	14,000	12,000
Repayments of long-term debt and capital leases	(5,704)	(4,585)
Additions to deferred financing costs	(7,952)	(1,383)

Net cash provided by financing activities	344	6,032

Increase (decrease) in cash and cash equivalents	10,127	(1,299)
Cash and cash equivalents at beginning of period	2,047	5,012

Cash and cash equivalents at end of period	$12,174	$3,713

Supplemental cash flow information
Cash paid for:
Interest expense, net of capitalized interest	$15,623	$18,436
Income taxes, net	$10,623	$12,656
Non-cash activities:
Conversion of accounts receivable into notes receivable, net	$10,257	$3,289
The accompanying notes are an integral part of these condensed consolidated interim financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business
Current Business
Skilled Healthcare Group, Inc. (“Skilled”) companies operate long-term care facilities and provide a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated wholly owned companies are collectively referred to as the “Company.” As of June 30, 2009, the Company currently operates facilities in California, Iowa, Kansas, Missouri, Nevada, New Mexico and Texas, including 77 skilled nursing facilities (“SNFs”), which offer sub-acute care and rehabilitative and specialty medical skilled nursing care, and 22 assisted living facilities (“ALFs”), which provide room and board and social services. In addition, the Company provides a variety of ancillary services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, the Company provides hospice care in the California and New Mexico markets. The Company also has an administrative service company that provides a full complement of administrative and consultative services that allows its facility operators and those unrelated facility operators, with whom the Company contracts, to better focus on delivery of healthcare services. The Company has four such agreements with unrelated facility operators. The Company is also a member in a joint venture located in Texas that provides institutional pharmacy services, which currently serves eight of the Company’s SNFs and other facilities unaffiliated with the Company.
Company History
Skilled was incorporated as SHG Holding Solutions, Inc. in Delaware in October 2005. The Company’s predecessor company acquired Summit Care, a publicly traded long-term care company with nursing facilities in California, Texas and Arizona in 1998. On October 2, 2001, the Company’s predecessor and 19 of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code and on November 28, 2001, our remaining three companies also filed voluntary petitions for protection under Chapter 11. In August 2003, we emerged from bankruptcy, paying or restructuring all debt holders in full, paying all accrued interest expenses and issuing 5.0% of our common stock to former bondholders. In connection with the Company’s emergence from bankruptcy, we engaged in a series of transactions, including the disposition in March 2005 of our California pharmacy business, selling two institutional pharmacies in southern California.
On June 30, 2009, the United States Bankruptcy Court for the Central District of California granted entry of a final decree closing the aforementioned Chapter 11 cases.
Acquisitions and Developments
The Company admitted its first patients in March 2009 to the Dallas Center of Rehabilitation, its newly constructed skilled nursing facility in Dallas, Texas, which has received its state license as well as its Medicaid and Medicare certification.
In April 2009, the Company acquired River View Care Center, a 74-bed, skilled nursing facility located in Des Moines, Iowa, for approximately $1.7 million. Concurrent with the close of this transaction, River View Care Center was renamed The Rehabilitation Center of Des Moines.
In April 2009, the Company completed construction of Vintage Park at Tonganoxie, an assisted living facility in the Kansas City market, which has 41 units and is similar to the assisted living facility that the Company opened in Ottawa, Kansas, in April 2007.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. Restatement
On June 29, 2009, the Company restated its consolidated financial statements for the annual periods in fiscal years 2006 through 2008 and the quarterly periods in fiscal years 2007 and 2008 in its amended Annual Report on Form 10-K/A for the year ended December 31, 2008 and for the first quarter of 2009 in its amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009.
In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and change in cash flows for the interim periods presented in this Quarterly Report on Form 10-Q have been made.
The restatement related to an understatement of accounts receivable allowance for doubtful accounts for the Company’s long-term care (“LTC”) operating segment, which was caused by improper dating of accounts receivable for that segment by a former senior officer of the LTC segment (the “former employee”). Management conducted a review of the Company’s accounts receivable allowance for doubtful accounts related to the LTC segment after the former employee left the Company’s employment following a disciplinary meeting on unrelated matters. Management determined that the former employee had acted in a manner inconsistent with the Company’s accounting and disclosure policies and practices. As a result of its review, management recommended to the Audit Committee that a restatement was required. The Audit Committee initiated and directed a special investigation regarding the accounting and reporting issues raised by the former employee’s improper dating of accounts receivable. Under the oversight of the Audit Committee, internal audit personnel with the assistance of outside legal counsel and other advisors, investigated the matter and reviewed our internal controls related to accounts receivable allowance for doubtful accounts related to the LTC segment. The Company’s investigation found no evidence that anyone else within the Company knew of or participated in the improper conduct.
The condensed consolidated interim financial statements and related financial information for the three and six months ended June 30, 2008 included in this Form 10-Q should be read only in conjunction with the information contained in our Annual Report on Form 10-K/A for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2009.
The following tables show the previously reported, restatement adjustment and restated amounts for those accounts in the Statements of Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2008 and the Statement of Condensed Consolidated Cash Flows for the six months ended June 30, 2008, affected by the restatements.
Three Months Ended June 30, 2008

		Restatement
Statements of Operations Line items	As Reported	Adjustments	Restated
Cost of Services	$142,252	$1,187	$143,439
Income before provision for income taxes	14,754	(1,187)	13,567
Provision for income taxes	5,830	(467)	5,363
Net income	8,924	(720)	8,204
Earnings per common share, basic	$0.24	$(0.02)	$0.22
Earnings per common share, diluted	$0.24	$(0.02)	$0.22
Six Months Ended June 30, 2008

		Restatement
Statements of Operations Line items	As Reported	Adjustments	Restated
Cost of Services	$284,396	$1,946	$286,342
Income before provision for income taxes	28,664	(1,946)	26,718
Provision for income taxes	11,296	(766)	10,530
Net income	17,368	(1,180)	16,188
Earnings per common share, basic	$0.48	$(0.04)	$0.44
Earnings per common share, diluted	$0.47	$(0.03)	$0.44

		Restatement
Consolidated Statement of Cash Flows	As Reported	Adjustments	Restated
Operating Activities
Net income	$17,368	$(1,180)	$16,188
Provision for doubtful accounts	3,525	1,946	5,471
Deferred income taxes	(1,216)	(766)	(1,982)

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated interim financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 (collectively, the “Interim Financial Statements”), are unaudited. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”). Management believes that the Interim Financial Statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position and results of operations and cash flows in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
The Company evaluated subsequent events through August 4, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.
The accompanying Interim Financial Statements of the Company include the accounts of the Company and the Company’s wholly owned companies. All significant intercompany transactions have been eliminated in consolidation.
Estimates and Assumptions
The preparation of the Interim Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to consolidate subsidiary financial information and make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s condensed Interim Financial Statements relate to revenue, allowance for doubtful accounts, the self-insured portion of general and professional liability and workers’ compensation claims, income taxes and impairment of long-lived assets. Actual results could differ from those estimates.
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
In the six months ended June 30, 2009, the Company converted $10.3 million of accounts receivable, net into notes receivable, net in the Company’s rehabilitation therapy services company. As of June 30, 2009, three customers had outstanding notes receivable of $14.0 million. These notes receivable as well as the trade receivables from the customers are guaranteed by the customers as well as personally guaranteed by the principal owners of the customers. As of June 30, 2009, these three customers represented 53% of the accounts receivable for the Company’s rehabilitation therapy services company. For the six months ended June 30, 2009, these three customers represented approximately 51% of the rehabilitation therapy services company external revenue.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Goodwill and Intangible Assets
Goodwill is accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations (“SFAS 141R”), and represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is subject to periodic testing for impairment. Goodwill of a reporting unit is tested for impairment on an annual basis, or, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount, between annual testing. We did not record any impairment charges for the three and six months ended June 30, 2009 and 2008.
Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS No. 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1”). FSP SFAS 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly traded companies. FSP SFAS 107-1 also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. FSP SFAS 107-1 is currently effective. The adoption of FSP SFAS 107-1 resulted in additional disclosures by the Company about the fair value of financial instruments in interim reporting periods, but otherwise it did not have any effect on the Company’s financial condition, results of operations or liquidity.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a significant impact on the Company’s financial condition, results of operations or liquidity.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS 168 for our quarter ending September 30, 2009. The Company is currently evaluating the effect on its financial statement disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.
4. Earnings Per Share of Class A Common Stock and Class B Common Stock
The Company computes earnings per share of class A common stock and class B common stock in accordance with SFAS No. 128, Earnings Per Share, using the two-class method. The Company’s class A common stock and class B common stock are identical in all respects, except with respect to voting rights and except that each share of class B common stock is convertible into one share of class A common stock under certain circumstances. Net income is allocated on a proportionate basis to each class of common stock in the determination of earnings per share.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Basic earnings per share were computed by dividing net income by the weighted-average number of outstanding shares for the period. Dilutive earnings per share is computed by dividing net income plus the effect of assumed conversions (if applicable) by the weighted-average number of outstanding shares after giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and convertible preferred stock, if any.
The following table sets forth the computation of basic and diluted earnings per share of class A common stock and class B common stock for the three and six months ended June 30, 2009 and 2008 (amounts in thousands, except per share data):

	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008			June 30, 2009			June 30, 2008
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
				(As	(As	(As				(As	(As	(As
				Restated)	Restated)	Restated)				Restated)	Restated)	Restated)
Earnings per share, basic
Numerator:
Allocation of net income	$4,892	$4,187	$9,079	$4,309	$3,895	$8,204	$10,279	$8,803	$19,082	$8,503	$7,685	$16,188

Denominator:
Weighted-average common shares outstanding	19,886	17,018	36,904	19,203	17,355	36,558	19,873	17,019	36,892	19,201	17,353	36,554

Earnings per common share, basic	$0.25	$0.25	$0.25	$0.22	$0.22	$0.22	$0.52	$0.52	$0.52	$0.44	$0.44	$0.44

Earnings per share, diluted
Numerator:
Allocation of net income	$4,895	$4,184	$9,079	$4,281	$3,923	$8,204	$10,286	$8,796	$19,082	$8,447	$7,741	$16,188

Denominator:
Weighted-average common shares outstanding	19,886	17,018	36,904	19,203	17,355	36,558	19,873	17,019	36,892	19,201	17,353	36,554
Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	24	—	24	38	275	313	34	3	37	42	281	323

Adjusted weighted-average common shares outstanding	19,910	17,018	36,928	19,241	17,630	36,871	19,907	17,022	36,929	19,243	17,634	36,877

Earnings per common share, diluted	$0.25	$0.25	$0.25	$0.22	$0.22	$0.22	$0.52	$0.52	$0.52	$0.44	$0.44	$0.44

5. Business Segments
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
At June 30, 2009, LTC services are provided by 77 wholly owned SNF operating companies that offer post-acute, rehabilitative and specialty skilled nursing care, as well as 22 wholly owned ALF operating companies that provide room and board and social services. Ancillary services include rehabilitative services such as physical, occupational and speech therapy provided in the Company’s facilities and in unaffiliated facilities by its wholly owned operating company, Hallmark Rehabilitation GP, LLC. Also included in the ancillary services segment is the Company’s hospice business that began providing care to patients in October 2004.
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table sets forth selected financial data by business segment (dollars in thousands):

	Long-term	Ancillary
	Care Services	Services	Other	Elimination	Total
Three months ended June 30, 2009
Revenue from external customers	$167,609	$25,791	$—	$—	$193,400
Intersegment revenue	815	16,590	—	(17,405)	—

Total revenue	$168,424	$42,381	$—	$(17,405)	$193,400

Operating income	23,448	5,586	(7,149)		21,885
Interest expense, net of interest income					(7,821)
Equity in earnings of joint venture					751

Income before provision for income taxes					$14,815

Segment capital expenditures	$8,149	$35	$315	$—	$8,499

EBITDA(1)	$28,857	$5,806	$(6,160)	$—	$28,503

Three months ended June 30, 2008
Revenue from external customers	$158,960	$21,388	$—	$—	$180,348
Intersegment revenue	990	16,516	—	(17,506)	—

Total revenue	$159,950	$37,904	$—	$(17,506)	$180,348

Operating income, as restated	25,739	4,680	(8,618)		21,801
Interest expense, net of interest income					(9,039)
Other income					87
Equity in earnings of joint venture					718

Income before provision for income taxes, as restated					$13,567

Segment capital expenditures	$11,611	$611	$89	$—	$12,311

EBITDA(1), as restated	$27,697	$4,888	$(4,906)	$—	$27,679

	Long-term	Ancillary
	Care Services	Services	Other	Elimination	Total
Six months ended June 30, 2009
Revenue from external customers	$333,145	$49,706	$—	$—	$382,851
Intersegment revenue	1,705	33,656	—	(35,361)	—

Total revenue	$334,850	$83,362	$—	$(35,361)	$382,851

Operating income	46,996	11,593	(13,724)		44,865
Interest expense, net of interest income					(15,720)
Other expense					(60)
Equity in earnings of joint venture					1,484

Income before provision for income taxes					$30,569

Segment capital expenditures	$18,252	$173	$502	$—	$18,927

EBITDA(1)	$57,363	$12,026	$(11,756)	$—	$57,633

Six months ended June 30, 2008
Revenue from external customers	$317,777	$43,298	$—	$—	$361,075
Intersegment revenue	1,798	33,124	—	(34,922)	—

Total revenue	$319,575	$76,422	$—	$(34,922)	$361,075

Operating income, as restated	50,531	11,026	(17,779)		43,778
Interest expense, net of interest income					(18,478)
Other income					309
Equity in earnings of joint venture					1,109

Income before provision for income taxes, as restated					$26,718

Segment capital expenditures	$20,177	$795	$272	$—	$21,244

EBITDA(1), as restated	$54,618	$11,310	$(10,499)	$—	$55,429

(1)	EBITDA is defined as net income before depreciation, amortization and interest expense (net of interest income) and the provision for income taxes. See reconciliation of net income to EBITDA and a discussion of its uses and limitations on Item 2 — Results of Operations of this quarterly report.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the segment assets as of June 30, 2009 compared to December 31, 2008 (dollars in thousands):

	Long-term	Ancillary
	Care Services	Services	Other	Total
June 30, 2009:
Segment total assets	$889,565	$81,916	$62,813	$1,034,294
Goodwill and intangibles included in total assets	$442,326	$35,973	$—	$478,299
December 31, 2008:
Segment total assets	$880,724	$75,246	$50,610	$1,006,580
Goodwill and intangibles included in total assets	$444,129	$36,143	$—	$480,272
6. Income Taxes
For the three months ended June 30, 2009 and 2008, the Company recognized income tax expense of $5.7 million and $5.4 million, respectively, which was primarily related to the Company’s effective tax rate applied to the Company’s income before provision for income taxes.
For the six months ended June 30, 2009 and 2008, the Company recognized income tax expense of $11.5 million and $10.5 million, respectively, which was primarily related to the Company’s effective tax rate applied to the Company’s income before provision for income taxes. Tax benefits totaling $0.3 million, primarily attributable to a decrease in unrecognized tax benefits resulting from the expiration of a statute of limitations, reduced the effective tax rate below the Company’s statutory tax rate for the six months ended June 30, 2009 while the tax expense for the six months ended June 30, 2008 approximated the Company’s statutory rate.
For the six months ended June 30, 2009, total unrecognized tax benefits, including penalties and interest, decreased by $0.3 million from $2.9 million to $2.6 million as a result of the expiration of the 2003 California income tax statute of limitations. As of June 30, 2009, it is reasonably possible that unrecognized tax benefits could decrease by $2.4 million, all of which would affect the Company’s effective tax rate, due to additional statute expirations within the 12-month rolling period ending June 30, 2010.
The Company is subject to taxation in the United States and in various state jurisdictions. The Company’s tax years 2005 and forward are subject to examination by the United States Internal Revenue Service and from 2004 forward by the Company’s material state jurisdictions.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Other Current Assets and Other Assets
Other current assets consist of the following as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009	December 31, 2008
Current portion of notes receivable	$3,148	$1,523
Supplies inventory	2,707	2,684
Income tax refund receivable	1,020	2,739
Other current assets	240	537

	$7,115	$7,483

Other assets consist of the following at June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009	December 31, 2008
Equity investment in joint ventures	$5,291	$5,082
Restricted cash	14,079	13,969
Deposits and other assets	4,741	4,746

	$24,111	$23,797

8. Other Long-Term Liabilities
Other long-term liabilities consist of the following at June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009	December 31, 2008
Deferred rent	$6,349	$5,780
Other long-term tax liability	2,605	2,912
Asbestos abatement liability	5,451	5,372

	$14,405	$14,064

For more information regarding other long-term tax liability, see Note 6 — “Income Taxes” in the unaudited condensed consolidated financial statements under Part I, Item 1 of this report
9. Commitments and Contingencies
Litigation
On July 24, 2009, a purported class action complaint captioned Shepardson v. Skilled Healthcare Group, Inc., et al. was filed in the U.S. District Court for the Central District of California against us, our Chairman and Chief Executive Officer, our current Chief Financial Officer, our former Chief Financial Officer, and investment banks that underwrote the Company’s initial public offering, on behalf of two classes of purchasers of our securities. One purported class consists of all persons other than defendants who purchased our Class A common stock pursuant or traceable to our Initial Public Offering from May 14, 2007 through August 5, 2008. The second purported class consists of all persons other than defendants who purchased our Class A common stock from May 14, 2007, through June 9, 2009. The complaint, which seeks an unspecified amount of damages (including rescissory damages), asserts claims under the federal securities laws relating to our June 9, 2009 announcement that we would restate our financial statements for the period from January 1, 2006, to March 31, 2009, and that the restatement was likely to require cumulative charges against after-tax earnings in the aggregate amount of between $8 million and $9 million over the affected periods. The complaint also alleges that our registration statement and prospectus, financial statements, and public statements about our results of operations contained material false and misleading statements. None of the defendants have responded to the complaint at this time.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On April 15, 2009, two of Skilled Healthcare Group’s wholly owned companies, Eureka Healthcare and Rehabilitation Center, LLC, which operates Eureka Healthcare and Rehabilitation Center (the “Facility”), and Skilled Healthcare, LLC, the Administrative Services provider for the Facility, were served with a search warrant that relates to an investigation of the Facility by the California Attorney General’s Bureau of Medi-Cal Fraud & Elder Abuse (“BMFEA”). The search warrant related to, among other things, records, property and information regarding certain enumerated patients of the Facility and covered the period from January 1, 2007 through the date of the search. The Facility represents less than 1% of our revenue and less than 0.3% of our EBITDA based on full year 2008. Nevertheless, although the Company is unable to assess the potential exposure, any fines or penalties that may result from the BMFEA’s investigation could be significant. The Company is committed to working cooperatively with the BMFEA on this matter.
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
In response to the complaint, the Company filed a demurrer. On November 28, 2006, the Humboldt Court denied the demurrer. On January 31, 2008, the Humboldt Court denied the Company’s motion for a protective order as to the names and addresses of residents within the facility and on April 7, 2008, the Humboldt Court granted plaintiffs’ motion to compel electronic discovery by the Company. On May 27, 2008, plaintiffs’ motion for class certification was heard, and the Humboldt Court entered its order granting plaintiffs’ motion for class certification on June 19, 2008. The Company subsequently petitioned the California Court of Appeal, First Appellate District, for a writ and reversal of the order granting class certification. The Court of Appeal denied the Company’s writ on November 6, 2008 and the Company accordingly filed a petition for review with the California Supreme Court. On January 21, 2009, the California Supreme Court denied the Company’s petition for review. The order granting class certification accordingly remains in place, and the action is proceeding as a class action. Primary professional liability insurance coverage has been exhausted for the policy year applicable to this case. The excess insurance carrier issuing the policy applicable to this case has issued its reservation of rights to preserve an assertion of non-coverage for this case due to the lack of any allegation of injury or harm to the plaintiffs. The Humboldt Court recently set the matter to begin trial on November 30, 2009. Given the uncertainty of the pleadings and facts at this juncture in the litigation, an assessment of potential exposure is uncertain at this time.
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
Under U.S. GAAP, the Company establishes an accrual for an estimated loss contingency when it is both probable that an asset has been impaired or that a liability has been incurred and the amount of the loss can be reasonably estimated. Given the uncertain nature of litigation generally, and the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation or claim, the Company is currently unable to predict the ultimate outcome of any litigation, investigation or claim, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome. While the Company believes that the liability, if any, resulting from the aggregate amount of uninsured damages for any outstanding litigation, investigation or claim will not have a material adverse effect on its condensed consolidated financial position, results of operations or cash flows, in view of the uncertainties discussed above, it could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of any litigation, investigation or claim to which it is a party or the effect on the Company of an adverse ruling in such matters.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The Company has purchased guaranteed cost policies for Kansas, Missouri and Iowa. There are no deductibles associated with these programs.
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
The Company’s Kansas and Iowa facilities are insured on an occurrence basis with a per occurrence and annual aggregate coverage limit of $1.0 million and $3.0 million, respectively. There are no applicable self-insurance retentions or deductibles under these contracts. The Company’s Missouri facilities are underwritten on a claims-made basis with no applicable self-insured retentions or deductibles and have a per occurrence and annual aggregate coverage limit of $1.0 million and $3.0 million, respectively.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Employee Medical Insurance. Medical preferred provider option programs are offered as a component of our employee benefits. The Company retains a self-insured amount up to a contractual stop loss amount and we estimate our self-insured medical reserve on a quarterly basis, based upon actuarial analyses provided by external actuaries using the most recent trends of medical claims.
A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

	As of June 30, 2009							As of December 31, 2008
	General and							General and
	Professional		Employee		Workers’			Professional		Employee		Workers’
	Liability		Medical		Compensation		Total	Liability		Medical		Compensation		Total
Current	$6,946	(1)	$1,708	(2)	$4,134	(2)	$12,788	$8,172	(1)	$1,551	(2)	$3,906	(2)	$13,629
Non-current	20,068		—		10,155		30,223	20,871		—		9,783		30,654

	$27,014		$1,708		$14,289		$43,011	$29,043		$1,551		$13,689		$44,283

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.
Financial Guarantees
Substantially all of the Company’s wholly owned companies guarantee the 11.0% senior subordinated notes maturing on January 15, 2014, the Company’s first lien senior secured term loan and the Company’s revolving credit facility. These guarantees are full and unconditional and joint and several. The Company has no independent assets or operations.
10. Stockholders’ Equity
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that, under U.S. GAAP, are recorded as an element of stockholders’ equity but are excluded from net income. Currently, the Company’s other comprehensive income consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. Other comprehensive income (loss) net of tax was $0.4 million and $(1.2) million for the three months ended June 30, 2009, and 2008 respectively. Other comprehensive income (loss) net of tax was $0.7 million and $(0.2) million for the six months ended June 30, 2009, and 2008 respectively.
2007 Stock Incentive Plan
The fair value of the stock option grants for the six months ended June 30, 2009 and 2008 under SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), was estimated on the date of the grants using the Black-Scholes option pricing model with the following assumptions:

	2009	2008
Risk-free interest rate	2.62%	3.20%
Expected life	6.25 years	6.25 years
Dividend yield	0%	0%
Volatility	54.34%	40.80%
Weighted-average fair value	$5.49	$5.76
There were 90,000 and 4,000 new stock options granted in the three months ended June 30, 2009 and 2008, respectively. There were 328,253 and 129,000 new stock options granted in the six months ended June 30, 2009 and 2008, respectively.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
There were no options exercised during the three and six months ended June 30, 2009. As of June 30, 2009, there was $2.2 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 3.2 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.
The following table summarizes stock option activity during the six months ended June 30, 2009 under the 2007 Stock Incentive Plan:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at January 1, 2009	309,000	$14.35
Granted	328,253	$10.11
Exercised	—	$—
Forfeited or cancelled	(45,204)	$12.17

Outstanding at June 30, 2009	592,049	$12.16	8.94	$—

Exercisable at June 30, 2009	131,750	$14.81	7.76	$—
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.
Equity related to stock option grants and stock awards included in cost of services in the Company’s condensed consolidated interim financial statement of operations was $0.3 million in the three months ended June 30, 2009. There was $0.5 million included in cost of services in the six months ended June 30, 2009. There was no comparable amount in cost of services in the three and six months ended June 30, 2008. The amount in general and administrative expenses was $0.4 million and $0.3 million in the three months ended June 30, 2009 and 2008, respectively. The amount in general and administrative expenses was $0.7 million and $0.6 million in the six months ended June 30, 2009 and 2008, respectively.
11. Fair Value Measurements
The following table summarizes the valuation of the Company’s interest rate swap as of June 30, 2009 by the SFAS No. 157, Fair Value Measurements (“SFAS 157”), fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(1,839)	$—	$(1,839)
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The fair value of interest rate swap agreements designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. As the interest rate swap matures on December 31, 2009, $1.8 million will be reclassified to earnings into interest expense as a yield adjustment over the remainder of 2009. The Company evaluates the effectiveness of the cash flow hedge, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on a quarterly basis. The change in fair value is recorded as a component of other comprehensive income. Should the hedge become ineffective, the change in fair value would be recognized in the condensed consolidated statements of operations.
For the six months ended June 30, 2009, the total net loss recognized from converting from floating rate (three-month LIBOR) to fixed rate from a portion of the interest payments under the Company’s long-term debt obligations was approximately $1.5 million. As of June 30, 2009, an unrealized loss of $1.1 million (net of income tax) is included in accumulated other comprehensive loss.
Below is a table listing the fair value of the interest rate swap as of June 30, 2009 and December 31, 2008 (dollars in thousands):

Derivatives designated as	June 30, 2009		December 31, 2008
hedging instruments		Fair Value		Fair Value
under Statement 133	Balance Sheet Location	(Pre-tax)	Balance Sheet Location	(Pre-tax)
Interest rate swap	Accounts payable and	$(1,839)	Accounts payable and	$(3,007)
	accrued liabilities		accrued liabilities
Below is a table listing the amount of gain (loss) recognized in other comprehensive income (“OCI”) on the interest rate swap for the three and six months ending June 30, 2009 and 2008 (dollars in thousands):

	Amount of Gain (Loss)
Derivatives in Statement 133	Recognized in OCI on Derivative (Effective Portion)
Cash Flow Hedging	Three Months Ended June 30,		Six Months Ended June 30,
Relationships	2009	2008	2009	2008
Interest rate swap	$614	$1,894	$1,168	$(400)
Below is a table listing the amount of gain (loss) reclassified from accumulated OCI into income (effective portion) for the three and six months ending June 30, 2009 and 2008 (dollars in thousands):

Location of Gain (Loss)	Amount of Gain (Loss)
Reclassified from	Reclassified from Accumulated OCI into Income (Effective Portion)
Accumulated OCI into Income	Three Months Ended June 30,		Six Months Ended June 30,
(Effective Portion)	2009	2008	2009	2008
Interest expense	$(838)	$(348)	$(1,454)	$(489)
12. Debt
On April 28, 2009, the Company entered into an amendment to extend the maturity of the revolving loan commitments under its second amended and restated first lien credit agreement from June 15, 2010 to June 15, 2012. The Company’s revolving line of credit has a capacity of $135.0 million through June 15, 2010, and will reduce to $124.0 million, thereafter, until its maturity on June 15, 2012. The Company’s costs for the extension included upfront fees and expenses of approximately $8.0 million. The revolving loan will maintain current interest rates at the Company’s choice of LIBOR plus 2.75% or prime plus 1.75%.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company’s long-term debt is summarized as follows (dollars in thousands):

	As of	As of
	June 30, 2009	December 31, 2008

Revolving Credit Facility, base interest rate, comprised of prime plus 1.75% (5.00% at June 30, 2009) collateralized by substantially all assets of the Company, due 2012	$13,000	$3,000

Revolving Credit Facility, interest rate based on LIBOR plus 2.75% (3.06% at June 30, 2009) collateralized by substantially all assets of the Company, due 2012	82,000	78,000

Term Loan, interest rate based on LIBOR plus 2.00% (2.31% at June 30, 2009) collateralized by substantially all assets of the Company, due 2012	149,600	150,900

Term Loan, interest rate swapped at 6.38% collateralized by substantially all assets of the Company, due 2012	100,000	100,000

2014 Notes, interest rate 11.0%, with an original issue discount of $492 and $545 at June 30, 2009 and December 31, 2008, respectively, interest payable semiannually, principal due 2014, unsecured	129,508	129,455

Notes payable, fixed interest rate 6.5%, payable in monthly installments, collateralized by a first priority deed of trust, due November 2014	1,608	1,669

Insurance premium financing	710	5,059

Present value of capital lease obligations at effective interest rates, collateralized by property and equipment	2,211	2,178

Total long-term debt and capital leases	478,637	470,261

Less amounts due within one year	(3,457)	(7,812)

Long-term debt and capital leases, net of current portion	$475,180	$462,449

13. Subsequent Events
For a detailed discussion of the Company’s subsequent event, see Note 9 — “Commitments and Contingencies — Litigation.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not indicate future performance. Our forward-looking statements, which reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2008. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our,” and “us” refer to Skilled Healthcare Group, Inc. and its wholly owned companies. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this report.
Business Overview
We are a provider of integrated long-term healthcare services through our skilled nursing companies and rehabilitation therapy business. We also provide other related healthcare services, including assisted living care and hospice care. We have an administrative service company that provides a full complement of administrative and consultative services that allows our facility operators and third-party facility operators with whom we contract to better focus on delivery of healthcare services. We have four such service agreements with unrelated facility operators. We focus on providing high-quality care to our patients and we have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of June 30, 2009, we owned or leased 77 skilled nursing facilities and 22 assisted living facilities, together comprising approximately 10,800 licensed beds. Our facilities, approximately 73.7% of which we own, are located in California, Iowa, Texas, Kansas, Missouri, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. For the six months ended June 30, 2009, we generated approximately 83.9% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, and hospice care.
Company History
Skilled Healthcare Group, Inc. was incorporated as SHG Holding Solutions, Inc. in Delaware in October 2005. Our predecessor company acquired Summit Care, a publicly traded long-term care company with nursing facilities in California, Texas and Arizona in 1998. On October 2, 2001, our predecessor and 19 of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code and on November 28, 2001, our remaining three companies also filed voluntary petitions for protection under Chapter 11. In August 2003, we emerged from bankruptcy, paying or restructuring all debt holders in full, paying all interest expense that had accrued on our debt and issuing 5.0% of our common stock to former bondholders. In connection with our emergence from bankruptcy, we engaged in a series of transactions, including the disposition in March 2005 of our California pharmacy business by selling two institutional pharmacies in southern California.
On June 30, 2009, the United States Bankruptcy Court for the Central District of California granted entry of a final decree closing the aforementioned Chapter 11 cases.
Acquisitions and Developments
We admitted our first patients in March 2009 to our newly constructed skilled nursing facility in Dallas, Texas, the Dallas Center of Rehabilitation, which has received its state license as well as Medicaid and Medicare certification
In April 2009, we acquired River View Care Center, a 74-bed, skilled nursing facility located in Des Moines, Iowa, for approximately $1.7 million. Concurrent with the close of this transaction, River View Care Center was renamed The Rehabilitation Center of Des Moines.

In April 2009, we completed construction of Vintage Park at Tonganoxie, an assisted living facility in the Kansas City market, with 41 units, which is similar to the assisted living facility that the Company opened in Ottawa, Kansas, in April 2007.
Restatement
On June 29, 2009, we restated our financial statements for the annual periods in fiscal years 2006 through 2008 and the quarterly periods in fiscal years 2007 and 2008 in our amended Annual Report on Form 10-K/A for the year ended December 31, 2008 and for the first quarter of 2009 in our amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009. For more information regarding the restatement adjustments and restated amounts for those line items in the consolidated balance sheets and the consolidated statements of operations and cash flows for the three and six months ended June 30, 2008 affected by the restatement, see Note 2 — “Restatement” in Part I, Item 1 of this Quarterly Report.
The restatement related to an understatement of accounts receivable allowance for doubtful accounts for our long-term care (“LTC”) operating segment, which was caused by improper dating of accounts receivable for that segment by a former senior officer of the LTC segment (the “former employee”). Management conducted a review of the Company’s accounts receivable allowance for doubtful accounts related to the LTC segment after the former employee left the Company’s employment following a disciplinary meeting on unrelated matters. Management determined that the former employee had acted in a manner inconsistent with the Company’s accounting and disclosure policies and practices. As a result of its review, management recommended to the Audit Committee that a restatement was required. The Audit Committee initiated and directed a special investigation regarding the accounting and reporting issues raised by the former employee’s improper dating of accounts receivable. Under the oversight of the Audit Committee, internal audit personnel with the assistance of outside legal counsel and other advisors, investigated the matter and reviewed our internal controls related to accounts receivable allowance for doubtful accounts related to the LTC segment. The Company’s investigation found no evidence that anyone else within the Company knew of or participated in the improper conduct.
The condensed consolidated financial statements and related financial information for the three and six months ended June 30, 2008 included in this Form 10-Q should be read only in conjunction with the information contained in our Annual Report on Form 10-K/A for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2009.
Throughout the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, all referenced amounts for prior periods and prior period comparisons reflect the affected balances and amounts on a restated basis.
Revenue
Revenue by Service Offering
We operate our business in two reportable segments: long-term care services and ancillary services. Long-term care services includes the operation of skilled nursing and assisted living facilities as well as an administrative service company that provides a full complement of administrative and consultative services that allows its facility operators and those unrelated facility operators, with whom we contract, to better focus on delivery of healthcare services. Long-term care services is the most significant portion of our business. Ancillary services includes our integrated and third-party rehabilitation therapy and hospice businesses.
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

The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2009		2008
	Revenue	Revenue	Revenue	Revenue	Increase/(Decrease)
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$161,659	83.6%	$154,228	85.5%	$7,431	4.8%
Assisted living facilities	5,950	3.1	4,732	2.6	1,218	25.7

Total long-term care services	167,609	86.7	158,960	88.1	8,649	5.4
Ancillary services:
Third-party rehabilitation therapy services	19,822	10.2	16,820	9.3	3,002	17.8
Hospice	5,969	3.1	4,568	2.6	1,401	30.7

Total ancillary services	25,791	13.3	21,388	11.9	4,403	20.6

Total	$193,400	100.0%	$180,348	100.0%	$13,052	7.2%

	Six Months Ended June 30,
	2009		2008
	Revenue	Revenue	Revenue	Revenue	Increase/(Decrease)
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$321,070	83.9%	$308,511	85.4%	$12,559	4.1%
Assisted living facilities	12,075	3.2	9,266	2.6	2,809	30.3

Total long-term care services	333,145	87.1	317,777	88.0	15,368	4.8
Ancillary services:
Third-party rehabilitation therapy services	38,058	9.9	34,300	9.5	3,758	11.0
Hospice	11,648	3.0	8,998	2.5	2,650	29.5

Total ancillary services	49,706	12.9	43,298	12.0	6,408	14.8

Total	$382,851	100.0%	$361,075	100.0%	$21,776	6.0%

Sources of Revenue
The following table sets forth revenue by state and revenue by state as a percentage of total revenue for the periods (dollars in thousands):

	Three Months Ended June 30,
	2009		2008
	Revenue	Percentage of	Revenue	Percentage of
	Dollars	Revenue	Dollars	Revenue
California	$86,233	44.5%	$80,524	44.6%
Texas	48,390	25.0	46,322	25.7
New Mexico	21,626	11.2	19,183	10.6
Kansas	14,291	7.4	12,798	7.1
Missouri	13,903	7.2	14,033	7.8
Nevada	7,922	4.1	7,488	4.2
Iowa	876	0.5	—	—
Other	159	0.1		—

Total	$193,400	100.0%	$180,348	100.0%

	Six Months Ended June 30,
	2009		2008
	Revenue	Percentage of	Revenue	Percentage of
	Dollars	Revenue	Dollars	Revenue
California	$171,089	44.7%	$162,127	44.9%
Texas	95,768	25.0	93,393	25.9
New Mexico	43,378	11.3	38,611	10.7
Kansas	28,184	7.4	23,642	6.5
Missouri	27,717	7.2	28,384	7.9
Nevada	15,528	4.1	14,908	4.1
Iowa	876	0.2	—	—
Other	311	0.1	10	—

Total	$382,851	100.0%	$361,075	100.0%

Long-Term Care Services Segment
Skilled Nursing Facilities. Within our skilled nursing facilities, we generate our revenue from Medicare, Medicaid, managed care providers, insurers, private pay and other sources. We believe that our skilled mix, which we define as the number of Medicare and non-Medicaid managed care patient days at our skilled nursing facilities divided by the total number of patient days at our skilled nursing facilities for any given period, is an important indicator of our success in attracting high-acuity patients because it represents the percentage of our patients who are reimbursed by Medicare and managed care payors, for whom we receive higher reimbursement rates. Medicare and managed care payors typically do not provide reimbursement for custodial care, which is a basic level of healthcare. Several of our skilled nursing facilities include our Express Recovery™ program. This program uses a dedicated unit within a skilled nursing facility to deliver a comprehensive rehabilitation regimen in accommodations uniquely designed to serve high-acuity patients.
The following table sets forth our Medicare, managed care, private pay/other and Medicaid patient days as a percentage of total patient days and the level of skilled mix for our skilled nursing facilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Medicare	16.6%	17.6%	16.9%	18.0%
Managed care	7.0	7.0	7.1	7.2

Skilled mix	23.6	24.6	24.0	25.2
Private pay and other	17.9	17.7	17.9	17.2
Medicaid	58.5	57.7	58.1	57.6

Total	100.0%	100.0%	100.0%	100.0%

Our skilled mix was lower in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 primarily due to a reduction in Medicare census from lower acute-care hospital admissions as a result of the challenging economic environment and competitive pressures in a handful of facilities.
Assisted Living Facilities. Within our assisted living facilities, which are primarily in Kansas, we generate our revenue mostly from private pay sources, with a small portion earned from Medicaid or other state specific programs.
Ancillary Service Segment
Rehabilitation Therapy. As of June 30, 2009, we provided rehabilitation therapy services to a total of 180 healthcare facilities, including 67 of our facilities, as compared to 179 facilities, including 65 of our facilities, as of June 30, 2008. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party skilled nursing facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered.
Hospice. We provide hospice care in California and New Mexico. We derive substantially all of the revenue from our hospice business from Medicare and Medicaid reimbursement.
Regulatory and Other Governmental Actions Affecting Revenue
The following table summarizes the amount of revenue that we received from each of the payor classes (dollars in thousands):

	Three Months Ended June 30,
	2009		2008
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage
Medicare	$69,260	35.8%	$66,804	37.0%
Medicaid	60,183	31.1	55,399	30.7

Subtotal Medicare and Medicaid	129,443	66.9	122,203	67.7
Managed Care	17,972	9.3	17,859	10.0
Private pay and other	45,985	23.8	40,286	22.3

Total	$193,400	100.0%	$180,348	100.0%

	Six Months Ended June 30,
	2009		2008
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage
Medicare	$138,086	36.0%	$134,399	37.2%
Medicaid	118,650	31.0	110,893	30.7

Subtotal Medicare and Medicaid	256,736	67.0	245,292	67.9
Managed Care	36,245	9.5	35,997	10.0
Private pay and other	89,870	23.5	79,786	22.1

Total	$382,851	100.0%	$361,075	100.0%

We derive a substantial portion of our revenue from government Medicare and Medicaid programs. In addition, our rehabilitation therapy services, for which we receive payment from private payors, are indirectly dependent on Medicare and Medicaid funding, as those private payors are often reimbursed by these programs.

Medicare. Medicare is a federal health insurance program for people age 65 or older, people under age 65 with certain disabilities, and people of all ages with End-Stage Renal Disease. Part A of the Medicare program includes hospital insurance that helps to cover hospital inpatient care and skilled nursing facility inpatient care under certain circumstances (e.g., up to 100 days of inpatient skilled nursing coverage following a 3-day qualifying hospital stay, and no custodial or long-term care). It also helps cover hospice care and some home health care. Skilled nursing facilities are paid on the basis of a prospective payment system, or PPS. The PPS payment rates are adjusted for case mix and geographic variation in wages and cover all costs of furnishing covered skilled nursing facilities services (routine, ancillary, and capital-related costs). The amount to be paid is determined by classifying each patient into a resource utilization group, or RUG, category, which is based upon each patient’s acuity level. Payment rates have historically increased each federal fiscal year according to a skilled nursing facilities market basket index.
On July 31, 2009, CMS released its final rule on the fiscal year 2010 per diem payment rates for skilled nursing facilities. Under the final rule, CMS revised and rebased the skilled nursing facility market basket, resulting in a 2.2% market basket increase factor for fiscal year 2010. The fiscal year 2010 market basket adjustment will increase aggregate payments to skilled nursing facilities nationwide by approximately $660.0 million. Additionally, in the final rule, CMS recalibrated the parity adjustment to result in a reduction in payments to skilled nursing facilities by approximately 3.3%, or $1.05 billion. CMS noted that the negative $1.05 billion adjustment described in the final rule will be partially offset by the fiscal year 2010 market basket adjustment factor of 2.2%, or $660.0 million, with a net result of a reduction in payments to skilled nursing facilities of approximately $390.0 million. However, pending federal health reform legislative proposals may eliminate the market basket update provided in the final rule, which elimination could lead to a further reduction in payments to skilled nursing facilities. Given the substantial uncertainty surrounding federal health reform efforts, it is impossible to predict the likelihood of the elimination of the market basket update or any other proposed reductions in payments to skilled nursing facilities. Should federal health reform legislation or subsequent regulatory activities result in the reduction of payments to skilled nursing facilities, the loss of revenue associated with future changes in skilled nursing facility payments could, in the future, have an adverse impact on our financial condition or results of operations.
On July 30, 2009, CMS announced a final rule increasing Medicare payments to hospices in fiscal year 2010 by 1.4%, approximately $170.0 million. CMS said the final rule reflects a 2.1% increase in the market basket, offset by a 0.7% decrease in payments to hospices due to a revised phase out of the wage index budget neutrality adjustment factor, starting with a 10% reduction in fiscal year 2010 and a 15% reduction each year from fiscal year 2011 through fiscal year 2016.
On July 31, 2008, the Centers for Medicare and Medicaid Services, or CMS, released its final rule on the fiscal year 2009 per diem payment rates for skilled nursing facilities. Under the final rule, CMS revised and rebased the skilled nursing facility market basket, resulting in a 3.4% market basket increase factor. Using this increase factor, the final rule increased aggregate payments to skilled nursing facilities nationwide by approximately $780.0 million. Additionally, in the final rule issued July 31, 2008, CMS decided to defer consideration of a possible reduction in payments to skilled nursing facilities related to a proposed readjustment to the refinement of nine new case mix groups (the so-called “parity adjustment”) until 2009, when the fiscal year 2010 per diem payment rates are set.
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
Historically, adjustments to reimbursement levels under Medicare have had a significant effect on our revenue. For a discussion of historic adjustments and recent changes to the Medicare program and related reimbursement rates see “Business — Sources of Reimbursement” in Part 1, Item 1 in our 2008 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission and “Risk Factors —Reductions in Medicare reimbursement rates, including annual caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary, or changes in the rules governing the Medicare program could have a material adverse effect on our revenue, financial condition and results of operations” in Part 1, Item 1A of our 2008 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.
Medicaid. Medicaid is a state-administered medical assistance program for the indigent, operated by the individual states with the financial participation of the federal government. Each state has relatively broad discretion in establishing its Medicaid reimbursement formulas and coverage of service, which must be approved by the federal government in accordance with federal guidelines. All states in which we operate cover long-term care services for individuals who are Medicaid eligible and qualify for institutional care. Providers must accept the Medicaid reimbursement level as payment in full for services rendered. Medicaid programs generally make payments directly to providers, except in cases where the state has implemented a Medicaid managed care program, under which providers receive Medicaid payments from managed care organizations (MCOs) that have subcontracted with the Medicaid program. All states in which we currently do business have all, or a portion of, their Medicaid population enrolled in a Medicaid MCO.
Rapidly increasing Medicaid spending, combined with slow state revenue growth, has led many states to institute measures aimed at controlling spending growth. For example, California initially had extended its cost-based Medi-Cal long-term care reimbursement system enacted through Assembly Bill 1629 (A.B. 1629) through the 2009-2010 and 2010-2011 rate years with a growth rate of up to five percent for both years. However, due to California’s severe budget crisis, on July 24, 2009, the California Legislature passed a budget-balancing proposal that eliminated this five percent growth cap by amending current statute to provide that, for the 2009-2010 and 2010-2011 rate years, the weighted average Medi-Cal reimbursement rate paid to long-term care facilities shall not exceed the weighted average Medi-Cal reimbursement rate for the 2008-2009 rate year. In addition, the budget proposal increased the amounts that California nursing facilities will pay to Medi-Cal in quality assurance fees for the 2009-2010 and 2010-2011 rate years by including Medicare revenue in the calculation of the quality assurance fee that nursing facilities pay under A.B. 1629. California’s Governor signed the budget into law on July 28, 2009. Given, that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities in the states in which we operate. In addition, the DRA of 2005 limited the circumstances under which an individual may become financially eligible for Medicaid and nursing home services paid for by Medicaid.
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

Critical Accounting Policies and Estimates Update
During the three and six months ended June 30, 2009, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2008 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.
Results of Operations
The following table summarizes our key performance indicators, along with other statistics, for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Occupancy statistics (skilled nursing facilities):
Available beds in service at end of period	9,123	9,091	9,123	9,091
Available patient days	830,193	827,281	1,639,183	1,642,641
Actual patient days	697,509	696,813	1,382,455	1,393,104
Occupancy percentage	84.0%	84.2%	84.3%	84.8%
Average daily number of patients	7,665	7,657	7,638	7,654

Revenue per patient day (skilled nursing facilities prior to intercompany eliminations)
LTC only Medicare (Part A)	$499	$471	$498	$466
Medicare blended rate (Part A &B)	557	518	554	511

Managed care	369	366	368	358

Medicaid	145	135	145	135

Private and other	162	155	162	154
Weighted average for all	$232	$222	$233	$222

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(As Restated)		(As Restated)
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	79.8	79.5	79.5	79.3
Rent cost of revenue	2.4	2.5	2.4	2.5
General and administrative	3.5	3.1	3.4	3.3
Depreciation and amortization	3.0	2.8	3.0	2.8

	88.7	87.9	88.3	87.9

Other income (expenses):
Interest expense	(4.3)	(5.1)	(4.3)	(5.2)
Interest income	0.2	0.1	0.2	0.1
Other income	—	—	—	0.1
Equity in earnings of joint venture	0.4	0.4	0.4	0.3

Total other expenses, net	(3.7)	(4.6)	(3.7)	(4.7)

Income before provision for income taxes	7.6	7.5	8.0	7.4
Provision for income taxes	3.0	3.0	3.0	2.9

Net income	4.6%	4.5%	5.0%	4.5%

EBITDA	14.7%	15.3%	15.1%	15.4%
Adjusted EBITDA	14.7%	15.3%	15.1%	15.4%

	Three Months Ended		Six Months Ended
Reconciliation of net income to EBITDA and	June 30,		June 30,
Adjusted EBITDA (in thousands):	2009	2008	2009	2008
		(As Restated)		(As Restated)
Net income	$9,079	$8,204	$19,082	$16,188
Interest expense, net of interest income	7,821	9,039	15,720	18,478
Provision for income taxes	5,736	5,363	11,487	10,530
Depreciation and amortization expense	5,867	5,073	11,344	10,233

EBITDA	28,503	27,679	57,633	55,429
Loss on disposal of asset	—	—	60	—

Adjusted EBITDA	$28,503	$27,679	$57,693	$55,429

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
Specifically, we believe that a report of EBITDA and Adjusted EBITDA provides consistency in our financial reporting and provides a basis for the comparison of results of core business operations between our current, past and future periods. EBITDA and Adjusted EBITDA are two of the primary indicators management uses for planning and forecasting in future periods, including trending and analyzing the core operating performance of our business from period-to-period without the effect of accounting principles generally accepted in the United States of America, or U.S. GAAP, expenses, revenues and gains that are unrelated to the day-to-day performance of our business. We also use EBITDA and Adjusted EBITDA to prepare operating budgets, to measure our performance against those budgets on a consolidated segment and a facility-by-facility level, analyzing year-over-year trends as described below and to compare our operating performance to that of our competitors.
We typically use Adjusted EBITDA for these purposes at the administrative level (because the adjustments to EBITDA are not generally allocable to any individual business unit) and we typically use EBITDA to compare the operating performance of each skilled nursing and assisted living facility, as well as to assess the performance of our operating segments: long-term care services, which include the operation of our skilled nursing and assisted living facilities; and ancillary services, which include our rehabilitation therapy and hospice businesses. EBITDA and Adjusted EBITDA are useful in this regard because they do not include such costs as interest expense (net of interest income), income taxes, depreciation and amortization expense and special charges, which may vary from business unit to business unit and period-to-period depending upon various factors, including the method used to finance the business, the amount of debt that we have determined to incur, whether a facility is owned or leased, the date of acquisition of a facility or business, the original purchase price of a facility or business unit or the tax law of the state in which a business unit operates. These types of charges are dependent on factors unrelated to our underlying business. As a result, we believe that the use of EBITDA and Adjusted EBITDA provide a meaningful and consistent comparison of our underlying business between periods by eliminating certain items required by U.S. GAAP which have little or no significance in our day-to-day operations.
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

Despite the importance of these measures in analyzing our underlying business, maintaining our financial requirements, designing incentive compensation and for our goal setting both on an aggregate and facility level basis, EBITDA and Adjusted EBITDA are non- U.S. GAAP financial measures that have no standardized meaning defined by U.S. GAAP. Therefore, our EBITDA and Adjusted EBITDA measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:
•	they do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
•	they do not reflect changes in, or cash requirements for, our working capital needs;
•	they do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•	they do not reflect any income tax payments we may be required to make;
•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;
•	they are not adjusted for all non-cash income or expense items that are reflected in our condensed consolidated statements of cash flows;
•	they do not reflect the impact on earnings of charges resulting from certain matters we consider not to be indicative of our ongoing operations; and
•	other companies in our industry may calculate these measures differently than we do, which may limit their usefulness as comparative measures.
We compensate for these limitations by using them only to supplement net income on a basis prepared in conformance with U.S. GAAP in order to provide a more complete understanding of the factors and trends affecting our business. We strongly encourage investors to consider net income determined under U.S. GAAP as compared to EBITDA and Adjusted EBITDA, and to perform their own analysis, as appropriate.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Revenue. Revenue increased $13.1 million, or 7.2%, to $193.4 million in the three months ended June 30, 2009, from $180.3 million in the three months ended June 30, 2008.
Revenue in our long-term care services segment increased $8.6 million, or 5.4%, to $167.6 million in the three months ended June 30, 2009, from $159.0 million in the three months ended June 30, 2008. The increase in long-term care services segment revenue resulted primarily from a $7.4 million, or 4.8%, increase in our skilled nursing facilities revenue and a $1.2 million, or 25.7%, increase in our assisted living facilities revenue. The increase in skilled nursing facilities revenue resulted from a $2.3 million increase due to the opening of the Dallas Center of Rehabilitation and acquisition of The Rehabilitation Center of Des Moines and a $9.7 million increase due to higher rates from Medicare, Medicaid and managed care pay sources offset by a $5.1 million decrease due to a decline in occupancy rates. Our average daily number of skilled nursing patients increased by 8, or 0.1%, to 7,665 in the three months ended June 30, 2009, from 7,657 in the three months ended June 30, 2008. Our average daily Part A Medicare rate increased 5.9% to $499 in the three months ended June 30, 2009, from $471 in the three months ended June 30, 2008 as a result of market basket increases provided under the Medicare program, as well as a higher patient acuity mix from the expansion of our Express Recovery™ Unit services. Our average daily Medicaid rate increased 7.4% to $145 in the three months ended June 30, 2009, from $135 per day in the three months ended June 30, 2008, primarily due to increased Medicaid rates in Texas, California and Missouri. The $1.2 million increase in assisted living facilities revenue is primarily attributed to the acquisition of the Kansas assisted living facilities in September 2008. Our skilled mix declined to 23.6% in the three months ended June 30, 2009, from 24.6% in the three months ended June 30, 2008.

Revenue in our ancillary services segment, excluding intersegment revenue, increased $4.4 million, or 20.6%, to $25.8 million in the three months ended June 30, 2009, from $21.4 million in the three months ended June 30, 2008. This increase in our ancillary services segment revenue resulted from a $3.0 million, or 17.8%, increase in rehabilitation therapy services and a $1.4 million, or 30.7%, increase in revenue from our hospice business. The increase in rehabilitation therapy services revenue resulted primarily from a $2.6 million, or 18.7%, increase in therapy services under existing third party facility contracts due to higher rates, increased census and improved Medicare Part A RUG distribution. Hospice revenue primarily increased due to an increase in our average daily census.
Cost of Services Expenses. Our cost of services expenses increased $10.9 million, or 7.6%, to $154.3 million, or 79.8% of revenue, in the three months ended June 30, 2009, from $143.4 million, or 79.5% of revenue, in the three months ended June 30, 2008.
Cost of services expenses in our long-term care services segment, prior to intersegment eliminations, increased $7.3 million, or 5.7%, to $135.0 million, or 80.5%, of our long-term care services segment revenue in the three months ended June 30, 2009, from $127.7 million, or 80.4%, of our long-term care services segment revenue in the three months ended June 30, 2008.
The increase in long-term care services segment cost of services expenses resulted from a $5.2 million, or 4.3%, increase in cost of services expenses at our skilled nursing facilities, a $1.2 million, or 38.7%, increase in cost of services expenses at our assisted living facilities and a $0.9 million, or 22.5%, increase in our regional operations overhead expense.
Cost of services expenses at our skilled nursing facilities increased $2.2 million due to the opening of our newly constructed building in Texas and acquisition of The Rehabilitation Center of Des Moines, and $3.0 million resulted from operating costs increasing at facilities acquired or developed on or prior to April 1, 2008 by $6 per patient day, or 3.5%, to $179 per patient day in the three months ended June 30, 2009, from $173 per patient day in the three months ended June 30, 2008. The $3.0 million increase in operating costs resulted from a $2.7 million increase in labor costs as a result of a 5.1% increase in average hourly rates and increased staffing, primarily in the nursing area to respond to the increased mix of high-acuity patients, a $0.3 million increase in other expenses such as supplies, taxes, and licenses, due to increased purchasing costs.
Cost of services expenses in our ancillary services segment, prior to intersegment eliminations, increased $3.4 million, or 10.3%, to $36.5 million in the three months ended June 30, 2009, from $33.1 million in the three months ended June 30, 2008. Cost of services expenses were 86.1% of total ancillary services segment revenue of $42.4 million in the three months ended June 30, 2009, as compared to 87.3% of total ancillary services segment revenue of $37.9 million in the three months ended June 30, 2008. The increase in our ancillary services segment cost of services expenses resulted from $2.1 million, or 7.3%, increase in operating expenses related to our rehabilitation therapy services to $30.8 million in the three months ended June 30, 2009, from $28.7 million in the three months ended June 30, 2008, and a $1.3 million, or 29.5%, increase in operating expenses related to our hospice business. Prior to intersegment eliminations, cost of services expenses related to our rehabilitation therapy services were 84.6% of total rehabilitation therapy revenue of $36.4 million in the three months ended June 30, 2009, as compared to 86.2%, of total rehabilitation therapy revenue of $33.3 million in the three months ended June 30, 2008. The increase in rehabilitation therapy margin was primarily due to increased labor productivity. Cost of services expenses related to our hospice services were 95.0% of total hospice revenue of $6.0 million in the three months ended June 30, 2009, as compared to 95.7% of total hospice revenue of $4.6 million in the three months ended June 30, 2008. Cost of services expense in our hospice business continues to be challenged by labor inefficiencies in our California operations.
Rent Cost of Revenue. Rent cost of revenue increased by $0.1 million, or 2.2% to $4.6 million, or 2.4% of revenue, in the three months ended June 30, 2009, from $4.5 million, or 2.5% of revenue, in the three months ended June 30, 2008.
General and Administrative Services Expenses. Our general and administrative services expenses increased $1.2 million, or 21.4%, to $6.8 million, or 3.5% of revenue, in the three months ended June 30, 2009 from $5.6 million, or 3.1% of revenue, in the three months ended June 30, 2008. The increase in our general and administrative expenses was primarily the result of $0.9 million of expense incurred related to the restatement of our financial results.

Depreciation and Amortization. Depreciation and amortization increased by $0.8 million, or 15.7%, to $5.9 million, or 3.0% of revenue, in the three months ended June 30, 2009, from $5.1 million, or 2.8% of revenue, in the three months ended June 30, 2008. This increase primarily resulted from increased depreciation and amortization related to the opening of the Dallas Center of Rehabilitation skilled nursing facility as well as new assets placed in service during 2008 and 2009. We expect that depreciation costs will continue to increase with the opening of our Dallas, Texas, skilled nursing facility and as we place additional Express Recovery™ units in service over the remainder of 2009.
Interest Expense. Interest expense decreased by $1.0 million, or 10.9%, to $8.2 million in the three months ended June 30, 2009, from $9.2 million in the three months ended June 30, 2008. The decrease in our interest expense was primarily due to a decrease in the average interest rate on our debt from 7.0% for the three months ended June 30, 2008, to 5.8% for the three months ended June 30, 2009, which resulted in a $1.4 million savings. Average debt outstanding increased by $14.2 million, from $465.8 million for the three months ended June 30, 2008 to $480.0 million for the three months ended June 30, 2009, which resulted in additional interest expense of $0.2 million. The remainder of the variance in interest expense was due to an increase of $0.3 million in deferred financing fee amortization as a result of fees paid to extend the maturity date of our revolving credit facility in April 2009.
Interest Income. Interest income increased by $0.3 million to $0.4 million in the three months ended June 30, 2009 from $0.1 million in the three months ended June 30, 2008 due to an increase in outstanding notes receivable.
Provision for Income Taxes. Our provision for income taxes for the three months ended June 30, 2009 was $5.7 million, or 38.7% of pre-tax earnings, as compared to $5.4 million and 39.5% of pre-tax earnings for the three months ended June 30, 2008. The increase in tax expense during the three months ended June 30, 2009 was due to a $1.2 million increase in pre-tax earnings as compared to the prior period.
EBITDA. EBITDA increased by $0.8 million, or 2.9%, to $28.5 million in the three months ended June 30, 2009, from $27.7 million in the three months ended June 30, 2008. The $0.8 million increase was primarily related to the $13.1 million increase in revenue for the period offset by the $10.9 million increase in cost of services expenses, $0.1 million increase in rent cost of revenue and $1.2 million increase in general and administrative service expenses, all discussed above.
Net Income. Net income increased by $0.9 million, or 11.0%, to $9.1 million in the three months ended June 30, 2009, from $8.2 million in the three months ended June 30, 2008. The $0.9 million increase was related primarily to the $0.8 million increase in EBITDA, the $0.3 million increase in interest income, and the $1.0 million decrease in interest expense, offset by the $0.3 million increase in income tax expense, and the $0.8 million increase in depreciation and amortization, all discussed above.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Revenue. Revenue increased $21.8 million, or 6.0%, to $382.9 million in the six months ended June 30, 2009, from $361.1 million in the six months ended June 30, 2008.
Revenue in our long-term care services segment increased $15.4 million, or 4.8%, to $333.1 million in the six months ended June 30, 2009, from $317.8 million in the six months ended June 30, 2008. The increase in long-term care services segment revenue resulted primarily from a $12.6 million, or 4.1%, increase in our skilled nursing facilities revenue and a $2.8 million, or 30.3%, increase in our assisted living facilities revenue. The increase in skilled nursing facilities revenue resulted from a $3.8 million increase due to our April 2008 acquisition of a skilled nursing facility in Kansas, opening of the Dallas Center of Rehabilitation in April 2009, and acquisition of The Rehabilitation Center of Des Moines and a $21.0 million increase due to higher rates from Medicare, Medicaid and managed care pay sources offset by a $13.1 million decrease due to a decline in occupancy rates. Our average daily number of skilled nursing patients decreased by 16, or 0.2%, to 7,638 in the six months ended June 30, 2009, from 7,654 in the six months ended June 30, 2008. Our average daily Part A Medicare rate increased 6.9% to $498 in the six months ended June 30, 2009, from $466 in the six months ended June 30, 2008 as a result of market basket increases provided under the Medicare program, as well as a higher patient acuity mix from the expansion of our Express Recovery™ Unit services. Our average daily Medicaid rate increased 7.4% to $145 in the six months ended June 30, 2009, from $135 per day in the six months ended June 30, 2008, primarily due to increased Medicaid rates in Texas, California and Missouri. The $2.8 million increase in assisted living facilities revenue is primarily attributed to the acquisition of the Kansas assisted living facilities in September 2008. Our skilled mix declined to 24.0% in the six months ended June 30, 2009, from 25.2% in the six months ended June 30, 2008.

Revenue in our ancillary services segment, excluding intersegment revenue, increased $6.4 million, or 14.8%, to $49.7 million in the six months ended June 30, 2009, from $43.3 million in the six months ended June 30, 2008. This increase in our ancillary services segment revenue resulted from a $3.8 million, or 11.0%, increase in rehabilitation therapy services and a $2.7 million, or 29.5%, increase in revenue from our hospice business. The increase in rehabilitation therapy revenue resulted primarily from a $4.0 million increase in therapy services under existing third party facility contracts due to higher rates, increased census and improved Medicare Part A RUG distribution. Hospice revenue primarily increased due to an increase in our average daily census.
Cost of Services Expenses. Our cost of services expenses increased $18.2 million, or 6.4%, to $304.5 million, or 79.5% of revenue, in the six months ended June 30, 2009, from $286.3 million, or 79.3% of revenue, in the six months ended June 30, 2008.
Cost of services expenses in our long-term care services segment, prior to intersegment eliminations, increased $12.5 million, or 4.9%, to $268.3 million, or 80.5%, of our long-term care services segment revenue in the six months ended June 30, 2009, from $255.8 million, or 80.5%, of our long-term care services segment revenue in the six months ended June 30, 2008. The cost of services expenses recorded in the six months ended June 30, 2009 and June 30, 2008, were 80.8% and 80.4% of revenue respectively, excluding the respective $0.9 million decrease and $0.3 million increase in required self-insured general and professional liability and workers’ compensation insurance reserves.
The increase in long-term care services segment cost of services expenses resulted from a $7.1 million, or 2.9%, increase in cost of services expenses at our skilled nursing facilities, a $2.4 million, or 39.3%, increase in cost of services expenses at our assisted living facilities, and a $3.0 million, or 39.0%, increase in our regional operations overhead expense.
Cost of services expenses at our skilled nursing facilities increased $4.1 million due to the acquisition of a Kansas facility in April 2008, opening of the Dallas Center of Rehabilitation and acquisition of The Rehabilitation Center of Des Moines, and $2.9 million resulted from operating costs increasing at facilities acquired or developed prior to January 1, 2008 by $6 per patient day, or 3.4%, to $180 per patient day in the six months ended June 30, 2009, from $174 per patient day in the six months ended June 30, 2008. The $2.9 million increase in operating costs resulted from a $4.5 million increase in labor costs as a result of a 5.6% increase in average hourly rates and increased staffing, primarily in the nursing area to respond to the increased mix of high-acuity patients, offset by a $2.1 million decrease in ancillary costs, and a $0.5 million increase in other expenses such as food, taxes, licenses, and utilities, due to increased purchasing costs.
Cost of services expenses in our ancillary services segment, prior to intersegment eliminations, increased $6.2 million, or 9.5%, to $71.3 million in the six months ended June 30, 2009, from $65.1 million in the six months ended June 30, 2008. Cost of services expenses were 85.5% of total ancillary services segment revenue of $83.4 million in the six months ended June 30, 2009, as compared to 85.2% of total ancillary services segment revenue of $76.4 million in the six months ended June 30, 2008. The increase in our ancillary services segment cost of services expenses resulted from a $3.4 million, or 6.0%, increase in operating expenses related to our rehabilitation therapy services to $60.4 million in the six months ended June 30, 2009, from $57.0 million in the six months ended June 30, 2008, and a $2.8 million, or 34.6%, increase in operating expenses related to our hospice business. Prior to intersegment eliminations, cost of services expenses related to our rehabilitation therapy services were 84.1% of total rehabilitation therapy revenue of $71.8 million in the six months ended June 30, 2009, as compared to 84.6%, of total rehabilitation therapy revenue of $67.4 million in the six months ended June 30, 2008. The increase in rehabilitation therapy margin was primarily due to increased labor productivity. Cost of services expenses related to our hospice services were 94.0% of total hospice revenue of $11.6 million in the six months ended June 30, 2009, as compared to 90.0% of total hospice revenue of $9.0 million in the six months ended June 30, 2008. Cost of services expense in our hospice business continues to be challenged by labor inefficiencies in our California operations.

Rent Cost of Revenue. Rent cost of revenue increased by $0.2 million, or 2.2%, to $9.1 million, or 2.4% of revenue, in the six months ended June 30, 2009, from $8.9 million, or 2.5% of revenue, in the six months ended June 30, 2008.
General and Administrative Services Expenses. Our general and administrative services expenses increased $1.3 million, or 11.0%, to $13.1 million, or 3.4% of revenue, in the six months ended June 30, 2009 from $11.8 million, or 3.3% of revenue, in the six months ended June 30, 2008. The increase in our general and administrative expenses was primarily the result of $0.9 million of expense incurred related to the restatement of our financial results.
Depreciation and Amortization. Depreciation and amortization increased by $1.1 million, or 10.8%, to $11.3 million, or 3.0% of revenue, in the six months ended June 30, 2009, from $10.2 million, or 2.8% of revenue, in the six months ended June 30, 2008. This increase primarily resulted from increased depreciation and amortization related to the opening of the Dallas Center of Rehabilitation skilled nursing facility as well as new assets placed in service during 2008 and 2009. We expect that depreciation costs will continue to increase with the opening of our Dallas, Texas, skilled nursing facility and as we place additional Express Recovery™ units in service over the remainder of 2009.
Interest Expense. Interest expense decreased by $2.5 million, or 13.3%, to $16.3 million in the six months ended June 30, 2009, from $18.8 million in the six months ended June 30, 2008. The decrease in our interest expense was primarily due to a decrease in the average interest rate on our debt from 7.2% for the six months ended June 30, 2008, to 6.0% for the six months ended June 30, 2009, which resulted in a $2.9 million savings. Average debt outstanding increased by $12.1 million, from $466.9 million for the six months ended June 30, 2008 to $479.0 million for the six months ended June 30, 2009, which resulted in additional interest expense of $0.4 million. The remainder of the variance in interest expense was due to a $0.3 million increase in capitalized interest expense related to the development of long-term care facilities and a $0.4 million increase in deferred financing fee amortization as a result of fees paid to extend the maturity date of our revolving credit facility in April 2009.
Interest Income. Interest income increased by $0.3 million, or 100.0%, to $0.6 million in the six months ended June 30, 2009 from $0.3 million in the six months ended June 30, 2008 due to an increase in outstanding notes receivable.
Provision for Income Taxes. Our provision for income taxes for the six months ended June 30, 2009 was $11.5 million, or 37.6% of pre-tax earnings, as compared to $10.5 million and 39.4% of pre-tax earnings for the six months ended June 30, 2008. The increase in tax expense during the six months ended June 30, 2009 was due to a $3.9 million increase in pre-tax earnings as compared to the prior period. The effective rate for the six months ended June 30, 2009 was below our statutory rate as a result of a $0.3 million reduction in our accrual for unrecognized tax benefits due to the expiration of a statute of limitations.
EBITDA. EBITDA increased by $2.2 million, or 4.0%, to $57.6 million in the six months ended June 30, 2009, from $55.4 million in the six months ended June 30, 2008. The $2.2 million increase was primarily related to the $21.8 million increase in revenue for the period offset by the $18.2 million increase in cost of services expenses, $0.2 million increase in rent cost of revenue and $1.3 million increase in general and administrative service expenses, all discussed above.
Net Income. Net income increased by $2.9 million, or 17.9%, to $19.1 million in the six months ended June 30, 2009, from $16.2 million in the six months ended June 30, 2008. The $2.9 million increase was related primarily to the $2.2 million increase in EBITDA, the $0.3 million increase in interest income, and the $2.5 million decrease in interest expense offset by the increase in income tax expense of $1.0 million, and the increase in depreciation and amortization of $1.1 million, all discussed above.

Liquidity and Capital Resources
The following table presents selected data from our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Net cash provided by operating activities	$28,776	$26,706
Net cash used in investing activities	(18,993)	(34,037)
Net cash provided by financing activities	344	6,032

Net increase (decrease) in cash and equivalents	10,127	(1,299)
Cash and equivalents at beginning of period	2,047	5,012

Cash and equivalents at end of period	$12,174	$3,713

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Our principal sources of liquidity are cash generated by our operating activities and borrowings under our first lien revolving credit facility.
At June 30, 2009, we had cash of $12.2 million. Our available cash is held in accounts at third-party financial institutions. We have periodically invested in AAA money market funds. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, as well as the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2009 was $28.8 million and consisted of net income of $19.1 million, and adjustments for non-cash items of $20.2 million, offset by $10.5 million used for working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $15.1 million, a $1.3 million increase in insurance liability risks and a $1.5 million decrease in accounts payable and accrued liabilities, offset by a $6.1 million decrease in other current and non-current assets, a $0.3 million increase in other long-term liabilities and a $1.0 million increase in employee compensation benefits. The increase in accounts receivable offset by collections was due primarily to an increase in revenue for the six months ended June 30, 2009, as compared to the year ago comparable period. Days sales outstanding decreased slightly from 49.9 for the three months ended December 31, 2008 to 47.6 for the three months ended June 30, 2009. The decrease in accounts payable and accrued liabilities was primarily due to the timing of trade payables.
Net cash provided by operating activities in the six months ended June 30, 2008 was $26.7 million and consisted of net income of $16.2 million and adjustments for non-cash items of $15.9 million, offset by $5.4 million used for working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $5.1 million, a $3.2 million increase in accounts payable and accrued liabilities and a $0.4 million decrease in employee compensation benefits, offset by a $1.7 million increase in insurance liability risks, a $0.9 million increase in other long-term liabilities and $0.9 million increase of other current and non-current assets.
Net cash used in investing activities for the six months ended June 30, 2009 of $19.0 million was primarily attributable to capital expenditures of $18.9 million and acquisitions of healthcare facilities of $1.7 million, offset by changes in notes receivable of $1.6 million. The capital expenditures consisted of $5.8 million for construction of new healthcare facilities, $4.2 million for expansion of our Express Recovery™ unit program and $8.9 million of routine capital expenditures.

Net cash used in investing activities for the six months ended June 30, 2008 of $34.0 million was primarily attributable to capital expenditures of $21.2 million, $7.9 million of which related to the development of a skilled nursing facility in Texas and $5.4 million of which related to Express Recovery™ Units being put in place at our existing skilled nursing facilities. The balance of the cash used in investing activities consisted primarily of $13.6 million used to acquire healthcare facilities, $13.2 million of which was used to acquire the real property and assets of a 152-bed skilled nursing facility and an adjacent 34-unit assisted living facility located in Wichita, Kansas.
Net cash provided by financing activities for the six months ended June 30, 2009 of $0.3 million primarily reflects net borrowings under our line of credit of $14.0 million, offset by scheduled debt repayments of $5.7 million and additions to deferred financing fees of $8.0 million.
Net cash provided by financing activities for the six months ended June 30, 2008 of $6.0 million primarily reflects net borrowings under our line of credit of $12.0 million, offset by scheduled debt repayments of $4.6 million and a $1.4 million increase in deferred financing fees.
Principal Debt Obligations and Capital Expenditures
We are significantly leveraged. As of June 30, 2009, we had $478.6 million in aggregate indebtedness outstanding, consisting of $129.5 million principal amount of our 11.0% senior subordinated notes (net of the unamortized portion of the original issue discount of $0.5 million), a $249.6 million first lien senior secured term loan that matures on June 15, 2012, $95.0 million principal amount outstanding under our $135.0 million revolving credit facility, and capital leases and other debt of approximately $4.5 million. Furthermore, we had $4.6 million in outstanding letters of credit against our $135.0 million revolving credit facility, leaving approximately $35.4 million of additional borrowing capacity under our amended senior secured credit facility as of June 30, 2009.
On April 28, 2009, we extended the maturity of the revolving loan commitments under our second amended and restated first lien credit agreement to June 15, 2012. The revolving line of credit has a capacity of $135.0 million through June 15, 2010, and will reduce to $124.0 million thereafter, until its maturity on June 15, 2012. Our costs for the extension include up-front fees and expenses of approximately $8.0 million. The revolving loan will continue to charge interest at our choice of LIBOR plus 2.75% or prime plus 1.75%. The revolving credit facility was previously scheduled to mature on June 15, 2010.
Under the terms of our amended senior secured credit facility, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum interest coverage minimum ratio as well as a maximum leverage ratio. The covenants also include annual and lifetime limitations, including the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Furthermore, in addition to a $2.6 million annual permanent reduction requirement, we must permanently reduce the principal amount of debt outstanding by applying the proceeds from any asset sale, insurance or condemnation payments, issuance of additional indebtedness or equity, and 25% to 50% of excess cash flows from operations based on the leverage ratio then in effect. We believe that we were in compliance with our debt covenants as of June 30, 2009.
Substantially all of our companies guarantee our 11.0% senior subordinated notes, the first lien senior secured term loan and our revolving credit facility. We have no independent assets or operations and the guarantees provided by our companies are both full and unconditional and joint and several.
We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to approximately $1,550 per bed, or approximately $16.0 million in capital expenditures in 2009 on our existing facilities. In addition, we are continuing with the expansion of our Express Recovery™ units. These units cost, on average, between $0.4 million and $0.6 million each. We completed 5 Express Recovery™ units as of June 30, 2009. We are in the process of developing an additional 4 Express Recovery™ units that are scheduled to be completed by December 31, 2009.
Our relationship with Baylor Healthcare System offers us the ability to build long-term care facilities selectively on Baylor acute campuses. In the first quarter of 2009, we completed a 136-bed skilled nursing facility in downtown Dallas. We currently have two facilities we are planning and/or developing at or near Baylor Hospitals; one to be located in downtown Fort Worth, on which we broke ground in the first quarter of 2009, and another in a northern suburb of Dallas that is in the design phase.

As of June 30, 2009, we had outstanding purchase commitments of $12.5 million related to our skilled nursing facility currently under development in Forth Worth, Texas, which we expect to complete by the end of 2010. Finally, we may also invest in expansions of our existing facilities and the acquisition or development of new facilities. We currently anticipate that we will incur total capital expenditures in 2009 of approximately $35.0 million to 38.0 million. Due to the proposed slowdown in the growth of Medicare and Medicaid spending, we will continue to assess our capital spending plans going forward. For more detailed information regarding the slowdown in growth of Medicare and Medicaid spending, see “Sources of Revenue—Medicare” in Part I, Item 2 and “Risk Factors” in Part II, Item 1A of this Quarterly Report.
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

We estimate our general and professional liability reserves on a quarterly basis and our workers’ compensation reserve on a semiannual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry’s loss history. Based upon these analyses, at June 30, 2009, we had reserved $27.0 million for known or unknown or potential uninsured general and professional liability claims and $14.3 million for workers’ compensation claims. We have estimated that we may incur approximately $7.0 million for general and professional liability claims and $4.1 million for workers’ compensation claims for a total of $11.1 million to be payable within 12 months; however, there are no set payment schedules and we cannot assure you that the payment amount in 2009 will not be significantly larger or smaller. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future general and professional liability or workers’ compensation insurance will be available at a reasonable price or that we will not have to further increase our levels of self-insurance. For a detailed discussion of our general and professional liability and workers’ compensation reserve, see “Business — Insurance” in Part 1, Item 1 in our 2008 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.
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
As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to borrowers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition. Although we recently were able to extend the maturity of our revolving loan commitments and maintain existing interest rate spreads on that credit facility (see — “Principal Debt Obligations and Capital Expenditures” above), if these market conditions continue, they may impact our ability in the future to timely replace maturing liabilities, access the capital markets to meet liquidity needs, and service or refinance our 11.0% senior subordinated notes and our senior secured credit facilities, resulting in an adverse effect on our financial condition, including liquidity, capital resources and results of operations.
Medicare and Medicaid Reimbursement Climate. Recently proposed slowdowns in the growth of Medicare and Medicaid spending may result in an increase in our costs for providing healthcare services and have an adverse impact on our financial condition, including results of operations. For more detailed information regarding the slowdown in growth of Medicare and Medicaid spending, see “Sources of Revenue—Medicare” in Part I, Item 2 and “Risk Factors” in Part II, Item 1A of this Quarterly Report.
Recent Accounting Standards
See Item 2 of Part I, “Financial Statements — Note 3 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements.”

Off-Balance Sheet Arrangements
We have outstanding letters of credit of $4.6 million under our $135.0 million revolving credit facility as of June 30, 2009.
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
The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Months Ending June 30,
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed-rate debt (1)	$839	$137	$146	$155	$130,165	$876	$132,318	$135,567
Average interest rate	4.8%	6.0%	6.0%	6.0%	11.0%	6.0%

Variable-rate debt	$2,600	$2,600	$339,400	$—	$—	$—	$344,600	$319,640
Average interest rate(2)	3.2%	4.7%	5.7%	—	—	—

(1)	Excludes unamortized original issue discount of $0.5 million on our 11.0% senior subordinated notes.

(2)	Based on implied forward three-month LIBOR rates in the yield curve as of June 30, 2009.
For the six months ended June 30, 2009, the loss recognized from converting from floating rate (three-month LIBOR) to fixed rate from a portion of the interest payments under our long-term debt obligations was approximately $1.5 million. At June 30, 2009, an unrealized loss of $1.1 million (net of income tax) is included in accumulated other comprehensive loss. Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreement as of June 30, 2009 (dollars in thousands):

	Notional	Trade	Effective		Six Months Ended	Fair Value
Loan	Amount	Date	Date	Maturity	June 30, 2009	(Pre-tax)
First Lien	$100,000	10/24/07	10/31/07	12/31/09	$715	$(1,839)
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.
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
Changes in Internal Control Over Financial Reporting
As disclosed in our Form 10-Q/A for the quarter ended March 31, 2009, management identified a material weakness in internal control over financial reporting for the quarter ended March 31, 2009.
In May 2009, a former employee left the employment of the Company after a disciplinary meeting on unrelated matters. During a review of the former employee’s work, we discovered that there had been understatements of the LTC segment accounts receivable allowance for doubtful accounts for the quarterly periods ended March 31, 2006 through March 31, 2009. The former employee performed functions that should have been assigned to other employees, and thereafter reviewed by him and other senior personnel. The former employee improperly manipulated consolidated LTC accounts receivable aging reports used in the allowance for doubtful accounts calculation by transferring balances from delinquent aging categories to more current categories. For the quarters ended March 31, 2006 to June 30, 2007, this was accomplished through worksheets that the former employee prepared by modifying system generated data. For the quarters ended September 30, 2007 to March 31, 2009, the former employee altered the accounts receivable aging by posting transactions to fictitious patient accounts in a test facility which had been a part of the production environment. Our policy is to apply a higher reserve percentage to the more delinquent accounts. Thus, the Company understated the LTC segment accounts receivable allowance for doubtful accounts because we relied on the aging reports produced by the former employee, which made the accounts receivable appear more current.

To remediate the material weakness described above and enhance our internal control over financial reporting, management has implemented the changes listed below.
•	In May 2009, concurrent with the departure of the former employee, we transferred our then Senior Vice President of Reimbursement and Financial Analysis (the “successor SVP”) to fill the vacancy caused by the departure of the former employee. The successor SVP is a qualified Certified Public Accountant with many years of operational finance responsibility with other LTC providers and has been an employee of the Company since July 2007. We have also changed the chain of reporting for the role of the successor SVP. Instead of reporting directly to the President of the Company, the position of the successor SVP now reports directly to the Chief Financial Officer.
•	Access rights to the patient accounts receivable system have been curtailed so that the successor SVP cannot directly post transactions.
•	We have strengthened the design of access and user rights to all of our reporting systems and have implemented routine reviews of such access and user rights. We expect to complete the initial reviews of all of our reporting systems prior to the filing of our Form 10-Q for the quarter ended September 30, 2009.
•	We segregated testing and training environments from the production environment in all key applications.
•	We implemented regularly scheduled segregation of duties reviews for conflicts identified by management, to be performed on each of the applications which have a direct impact on financial reporting. We expect to complete the segregation of duties reviews on each of the applications mentioned above prior to the filing of our Form 10-Q for the quarter ended September 30, 2009.
•	The accounts receivable allowance for doubtful accounts calculation is prepared by the Accounting Department. The allowance for doubtful accounts calculation is then reviewed by the successor SVP as well as by the Chief Accounting Officer for quality control and oversight purposes.
•	We have provided additional training on fraud risk and awareness to management and other key personnel.
•	In April 2009, we hired a Vice President of Internal Audit from a leading registered public accounting firm with an extensive background in Sarbanes-Oxley compliance, internal audit and the LTC industry. She is a Certified Public Accountant.
•	In May 2009, we hired an Assistant Controller from a leading registered public accounting firm with an extensive background in audit, public reporting and the healthcare industry. He is a Certified Public Accountant.
Other than as described above, during the three months ended June 30, 2009, there was no change in our internal control over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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
In the six months ended June 30, 2009, we received approximately 44.7% and 25.0% of our revenue from operations in California and Texas, respectively, and in the six months ended June 30, 2008, we received approximately 44.9% and 25.9% of our revenue from operations in California and Texas, respectively. Accordingly, isolated economic conditions and changes in state healthcare spending prevailing in either of these markets could affect the ability of our patients and third-party payors to reimburse us for our services, either through a reduction of the tax base used to generate state funding of Medicaid programs, an increase in the number of indigent patients eligible for Medicaid benefits, changes in state funding levels or healthcare programs or other factors. An economic downturn or changes in the laws affecting our business in these markets could have a material adverse effect on our financial position, results of operations and cash flows.
We expect the federal and state governments to continue their efforts to contain growth in Medicaid expenditures, which could adversely affect our revenue and profitability.
We receive a significant portion of our revenue from Medicaid, which accounted for 31.0% and 30.7% of our total revenue for the six months ended June 30, 2009 and 2008, respectively. In addition, many private payors for our third-party rehabilitation therapy services are reimbursed under the Medicaid program for services that we provided to patients. Accordingly, if Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program that are disadvantageous to our business or industry, our business and results of operations could be adversely affected.
Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending. For example, the DRA included several measures that are expected to reduce Medicare and Medicaid payments to skilled nursing facilities by $100.0 million over five years (2006-2010). These included limiting the circumstances under which an individual may become financially eligible for nursing home services under Medicaid, which could result in fewer patients being able to afford our services. In addition, the presidential budget submitted for federal fiscal year 2009 included proposed reforms of the Medicaid program to cut a total of $18.0 billion in Medicaid expenditures over the next five years. The American Recovery and Reinvestment Act, passed in February 2009, contained several temporary measures expected to increase Medicaid expenditures. In order to qualify for increases in Medicaid matching funds from the federal government, states cannot implement eligibility standards, methodologies or procedures that are more restrictive than those in effect as of July 1, 2008 and, in addition, must comply with prompt pay requirements when making Medicaid payments. We can provide no assurances regarding the temporary measures’ actual effect on Medicaid claims payment in any particular state, whether these temporary measures will eventually be made permanent, or what effect, if any, they will have on our business. Despite these temporary measures, we expect continued efforts to contain Medicaid expenditures generally.

On February 19, 2009, the California legislature approved a new budget to help relieve a $42 billion budget deficit. Signed the following day, the budget package came after months of negotiation, during which time California’s governor, Arnold Schwarzenegger, declared a fiscal state of emergency in California. The new budget implements spending cuts in several areas, including spending on Medi-Cal, California’s Medicaid program. Some of the spending cuts are triggered only if an inadequate amount of federal funding is received from the American Recovery and Reinvestment Act of 2009 described above. Further, California initially had extended its cost-based Medi-Cal long-term care reimbursement system enacted through Assembly Bill 1629 (A.B. 1629) through the 2009-2010 and 2010-2011 rate years with a growth rate of up to five percent for both years. However, due to California’s severe budget crisis, on July 24, 2009, the California Legislature passed a budget-balancing proposal that eliminated this five percent growth cap by amending current statute to provide that, for the 2009-2010 and 2010-2011 rate years, the weighted average Medi-Cal reimbursement rate paid to long-term care facilities shall not exceed the weighted average Medi-Cal reimbursement rate for the 2008-2009 rate year. In addition, the budget proposal increased the amounts that California nursing facilities will pay to Medi-Cal in quality assurance fees for the 2009-2010 and 2010-2011 rate years by including Medicare revenue in the calculation of the quality assurance fee that nursing facilities pay under A.B. 1629. California’s Governor signed the budget into law on July 28, 2009.
Any decrease in California’s Medi-Cal spending for skilled nursing facilities could adversely affect our financial condition and results of operation. We expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities both in the states in which we operate and by the federal government. These may take the form of both direct decreases in reimbursement rates or in rule changes that limit the beneficiaries, services or providers eligible to receive Medicaid benefits. For a description of other currently proposed reductions in Medicaid expenditures and a description of the implementation of the Medicaid program in the states in which we operate, see Part I, Item 2 of this report, “Revenue— Regulatory and Other Governmental Actions Affecting Revenue.”
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
We held our 2009 annual meeting of stockholders on May 7, 2009.

The stockholders voted to elect Jose C. Lynch and Michael D. Stephens to serve as Class II directors until our 2012 annual meeting of stockholders and until their respective successors are duly elected and qualified. The results of the vote (cast in person or by proxy) are as follows:

	Mr. Lynch	Mr. Stephens
For	169,453,704	182,280,066
Withheld From	15,251,637	2,425,275

Total Votes	184,705,341	184,705,341
The stockholders also voted to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm. The results of the vote (cast in person or by proxy) are as follows:

Number of
Votes
For	184,649,003
Against	50,963
Abstain	5,375

Total Votes	184,705,341
Broker Non-Votes	0
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

SKILLED HEALTHCARE GROUP, INC.
Date: August 4, 2009	/s/ Devasis Ghose
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