Form 10-Q
period 2009-09-30
Skilled Healthcare Group, Inc.
filed 2009-11-03
CIK 1351051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on October 30, 2009.
Class A common stock, $0.001 par value — 20,327,107 shares
Class B common stock, $0.001 par value — 17,000,668 shares

Skilled Healthcare Group, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2009
Index

Page
Number
Part I. Financial Information	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets — September 30, 2009 (unaudited) and December 31, 2008	3

Condensed Consolidated Statements of Operations — Three and nine months ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited and restated)	4

Condensed Consolidated Statements of Cash Flows — Three and nine months ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited and restated)	5

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	46

Item 4. Controls and Procedures	47

Part II. Other Information	49

Item 1. Legal Proceedings	49

Item 1A. Risk Factors	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3. Defaults Upon Senior Securities	51

Item 4. Submission of Matters to a Vote of Security Holders	51

Item 5. Other Information	51

Item 6. Exhibits	52

Signatures	53

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Skilled Healthcare Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,235	$2,047
Accounts receivable, less allowance for doubtful accounts of $25,283 and $26,593 at September 30, 2009 and December 31, 2008, respectively	101,528	102,954
Deferred income taxes	17,558	19,703
Prepaid expenses	11,952	9,226
Other current assets	6,828	7,483

Total current assets	141,101	141,413
Property and equipment, less accumulated depreciation of $54,416 and $40,118 at September 30, 2009 and December 31, 2008, respectively	362,910	346,466
Other assets:
Notes receivable	9,440	4,448
Deferred financing costs, net	14,847	10,184
Goodwill	449,962	449,962
Intangible assets, less accumulated amortization of $13,495 and $10,490 at September 30, 2009 and December 31, 2008, respectively	27,200	30,310
Other assets	25,326	23,797

Total other assets	526,775	518,701

Total assets	$1,030,786	$1,006,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$45,068	$55,478
Employee compensation and benefits	31,372	30,825
Current portion of long-term debt and capital leases	9,995	7,812

Total current liabilities	86,435	94,115
Long-term liabilities:
Insurance liability risks	29,898	30,654
Deferred income taxes	3,733	721
Other long-term liabilities	12,694	14,064
Long-term debt and capital leases, less current portion	462,518	462,449

Total liabilities	595,278	602,003
Stockholders’ equity:
Class A common stock, 175,000 shares authorized, $0.001 par value per share; 20,331 and 20,189 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	20	20
Class B common stock, 30,000 shares authorized, $ 0.001 par value per share; 17,001 and 17,027 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	17	17
Additional paid-in-capital	364,561	362,982
Retained earnings	71,533	43,400
Accumulated other comprehensive loss	(623)	(1,842)

Total stockholders’ equity	435,508	404,577

Total liabilities and stockholders’ equity	$1,030,786	$1,006,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(As Restated,		(As Restated,
		See Note 2)		See Note 2)
Revenue	$188,365	$182,474	$570,755	$543,549
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	152,457	147,404	456,275	433,746
Rent cost of revenue	4,509	4,771	13,568	13,714
General and administrative	6,343	5,992	19,406	17,771
Depreciation and amortization	6,014	5,301	17,358	15,534

	169,323	163,468	506,607	480,765

Other income (expenses):
Interest expense	(8,417)	(9,207)	(24,748)	(28,022)
Interest income	285	169	896	506
Other income (expense)	59	(110)	(1)	199
Equity in earnings of joint venture	746	624	2,230	1,733

Total other expenses, net	(7,327)	(8,524)	(21,623)	(25,584)

Income from continuing operations before provision for income taxes	11,715	10,482	42,525	37,200

Provision for income taxes	2,420	1,909	14,000	12,439

Income from continuing operations	9,295	8,573	28,525	24,761
Loss from discontinued operations, net of tax	(243)	—	(390)	—

Net income	$9,052	$8,573	$28,135	$24,761

Earnings per share, basic:
Earnings per common share from continuing operations	$0.25	$0.23	$0.77	$0.68
Loss per common share from discontinued operations	(0.01)	—	(0.01)	—

Earnings per share	$0.24	$0.23	$0.76	$0.68

Earnings per share, diluted:
Earnings per common share from continuing operations	$0.25	$0.23	$0.77	$0.67
Loss per common share from discontinued operations	(0.01)	—	(0.01)	—

Earnings per share	$0.24	$0.23	$0.76	$0.67

Weighted-average common shares outstanding, basic	36,927	36,578	36,904	36,562

Weighted-average common shares outstanding, diluted	36,950	36,909	36,943	36,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
		(As Restated,
		See Note 2)
Cash Flows from Operating Activities
Net income from continuing operations	$28,525	$24,761
Net loss from discontinued operations	(390)	—

Net income	28,135	24,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,358	15,534
Provision for doubtful accounts	8,332	10,503
Non-cash stock-based compensation	1,738	1,120
Excess tax benefits from stock-based payment arrangements	—	(23)
Loss on disposal of asset	61	110
Amortization of deferred financing costs	3,289	2,275
Tax benefit from reversal of accrual for uncertain tax positions	(2,204)	(1,463)
Deferred income taxes	4,324	(2,254)
Amortization of discount on senior subordinated notes	80	80
Changes in operating assets and liabilities:
Accounts receivable	(16,740)	(10,768)
Payments on notes receivable	3,412	3,919
Other current and non-current assets	5,788	474
Accounts payable and accrued liabilities	(7,102)	(6,185)
Employee compensation and benefits	253	2,447
Insurance liability risks	(2,151)	1,852
Other long-term liabilities	834	4,210

Net cash provided by operating activities	45,407	46,592

Cash Flows from Investing Activities
Acquisition of healthcare facilities	(1,650)	(23,052)
Additions to property and equipment	(29,182)	(34,470)
Changes in other assets	—	(43)

Net cash used in investing activities	(30,832)	(57,565)

Cash Flows from Financing Activities
Borrowings under line of credit, net	2,000	18,000
Repayments of long-term debt and capital leases	(7,825)	(6,352)
Additions to deferred financing costs	(7,952)	(1,383)
Excess tax benefits from stock-based payment arrangements	—	23

Net cash (used in) provided by financing activities	(13,777)	10,288

Cash flows from discontinued operations	390	—

Increase (decrease) in cash and cash equivalents	1,188	(685)
Cash and cash equivalents at beginning of period	2,047	5,012

Cash and cash equivalents at end of period	$3,235	$4,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine Months Ended
	September 30,
	2009	2008
Supplemental cash flow information
Cash paid for:
Interest expense, net of capitalized interest	$26,188	$29,992
Income taxes, net	$13,258	$18,092
Non-cash activities:
Conversion of accounts receivable into notes receivable, net	$10,257	$3,289
Insurance premium financed	$7,970	$8,141
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business
Current Business
Skilled Healthcare Group, Inc. (“Skilled”) companies operate long-term care facilities and provide a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated wholly owned companies are collectively referred to as the “Company.” As of September 30, 2009, the Company currently operates facilities in California, Iowa, Kansas, Missouri, Nevada, New Mexico and Texas, including 77 skilled nursing facilities (“SNFs”), which offer sub-acute care and rehabilitative and healthcare medical skilled nursing care, and 22 assisted living facilities (“ALFs”), which provide room and board and social services. In addition, the Company provides a variety of ancillary services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, the Company provides hospice care in the California and New Mexico markets. The Company also has an administrative service company that provides a full complement of administrative and consultative services that allows its facility operators and those unrelated facility operators, with whom the Company contracts, to better focus on delivery of healthcare services. The Company has four such agreements with unrelated facility operators. The Company is also a member in a joint venture located in Texas that provides institutional pharmacy services, which currently serves eight of the Company’s SNFs and other facilities unaffiliated with the Company.
Company History
Skilled was incorporated as SHG Holding Solutions, Inc. in Delaware in October 2005. The Company’s predecessor company acquired Summit Care, a publicly traded long-term care company with nursing facilities in California, Texas and Arizona in 1998. On October 2, 2001, the Company’s predecessor and 19 of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code and on November 28, 2001, the Company’s remaining three companies also filed voluntary petitions for protection under Chapter 11. In August 2003, the Company emerged from bankruptcy, paying or restructuring all debt holders in full, paying all accrued interest expenses and issuing 5.0% of the Company’s common stock to former bondholders. In connection with the Company’s emergence from bankruptcy, the Company engaged in a series of transactions, including the disposition in March 2005 of the Company’s California pharmacy business, selling two institutional pharmacies in southern California.
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The condensed consolidated financial statements and related financial information for the three and nine months ended September 30, 2008 included in this Form 10-Q should be read only in conjunction with the information contained in our Annual Report on Form 10-K/A for the year ended December 31, 2008, our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2009, and the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009.
The following tables show the restatement adjustments and restated amounts for those accounts in the Statements of Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2008 and the Statement of Condensed Consolidated Cash Flows for the nine months ended September 30, 2008 affected by the restatements.
Three Months Ended September 30, 2008

	As	Restatement	As
Statements of Operations Line items	Reported	Adjustments	Restated
Cost of services	$145,749	$1,655	$147,404
Income before provision for income taxes	12,137	(1,655)	10,482
Provision for income taxes	2,561	(652)	1,909
Net income	9,576	(1,003)	8,573
Earnings per common share, basic	$0.26	$(0.03)	$0.23
Earnings per common share, diluted	$0.26	$(0.03)	$0.23
Nine Months Ended September 30, 2008

	As	Restatement	As
Statements of Operations Line items	Reported	Adjustments	Restated
Cost of services	$430,145	$3,601	$433,746
Income before provision for income taxes	40,801	(3,601)	37,200
Provision for income taxes	13,857	(1,418)	12,439
Net income	26,944	(2,183)	24,761
Earnings per common share, basic	$0.74	$(0.06)	$0.68
Earnings per common share, diluted	$0.73	$(0.06)	$0.67

	As	Restatement	As
Consolidated Statement of Cash Flows	Reported	Adjustments	Restated
Operating Activities
Net income	$26,944	$(2,183)	$24,761
Provision for doubtful accounts	6,902	3,601	10,503
Deferred income taxes	(836)	(1,418)	(2,254)
3. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 (collectively, the “Interim Financial Statements”), are unaudited. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”). Management believes that the Interim Financial Statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position and results of operations and cash flows in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company evaluated subsequent events through November 3, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the SEC.
The accompanying Interim Financial Statements include the accounts of the Company and the Company’s wholly owned companies. All significant intercompany transactions have been eliminated in consolidation.
Estimates and Assumptions
The preparation of the Interim Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to consolidate subsidiary financial information and make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Interim Financial Statements relate to revenue, allowance for doubtful accounts, the self-insured portion of general and professional liability and workers’ compensation claims, income taxes and impairment of goodwill and long-lived assets. Actual results could differ from those estimates.
Information regarding the Company’s significant accounting policies is contained in “Summary of Significant Accounting Policies” in Note 3 in the Company’s 2008 Annual Report on Form 10-K/A filed with the SEC.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation, including payments on notes receivable in the statement on cash flows and total assets by segment. Payments on notes receivable of $3.9 million for the nine months ending September 30, 2008 were reclassified from investing activity to operating activity in the statement of cash flows and other long term liabilities of $1.5 million for the nine months ending September 30, 2008 were reclassified to tax benefit from reversal of accrual for uncertain tax positions within operating activities in the statement of cash flows. Intangible assets of $15.0 million were reclassified from the long-term care segment to the ancillary segment.
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
In the nine months ended September 30, 2009, the Company converted accounts receivable to notes receivable for certain of its Hallmark Rehabilitation business customers. As of September 30, 2009, notes receivable, net, was approximately $12.4 million, of which $3.0 million was reflected as current assets with the remaining balances reflected as long-term assets. Interest rates on these notes approximate market rates as of the date the notes were delivered.
As of September 30, 2009, three Hallmark Rehabilitation business customers had on these notes outstanding notes receivable of $11.6 million, or 94% of the notes receivable balance. These notes receivable as well as the trade receivables from the customers are guaranteed by the assets of the customers as well as personally guaranteed by the principal owners of the customers. As of September 30, 2009, these three customers represented 54% of the accounts receivable for the Company’s rehabilitation therapy services company. For the nine months ended September 30, 2009, these three customers represented approximately 52% of the rehabilitation therapy services company external revenue. The remaining notes receivable of $0.8 million, or 6% of the notes receivable balance, are primarily past due accounts converted from accounts receivable to notes receivable.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The notes receivable balance is stated net of an allowance for uncollectibility. This allowance at September 30, 2009 was approximately $0.4 million. There was no balance in the notes receivable allowance at December 31, 2008.
Hospice net patient service revenue is reported at the estimated net realizable amounts (exclusive of the provision for uncollectible accounts) from Medicare, Medicaid, commercial insurance and managed care payors, patients and others for services rendered to patients. To determine net patient service revenue, management adjusts gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue is recognized in the month in which services are delivered.
The Company is subject to two limitations on Medicare payments for hospice services. First, if inpatient days of care provided to patients at a hospice exceeds 20% of the total days of hospice care provided for an annual period beginning on November 1st, then payment for days in excess of this limit are paid for at the routine home care rate. None of the Company’s hospice programs exceeded the payment limits on inpatient services for the three and nine months ended September 30, 2009 and 2008.
Second, overall payments made by Medicare to the Company on a per hospice program basis are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The Medicare revenue paid to a hospice program from November 1 to October 31 may not exceed the annual aggregate cap amount. This annual aggregate cap amount is calculated by multiplying the number of Medicare beneficiaries who received hospice care in a particular hospice during the year by the Medicare per beneficiary cap amount, resulting in that hospice’s aggregate cap, which is the allowable amount of total Medicare payments that hospice can receive for that cap year. If a hospice exceeds its aggregate cap, then the hospice must repay the excess back to Medicare. The Medicare cap amount is reduced proportionately for patients who transferred in and out of the Company’s hospice services. The Medicare cap amount is adjusted annually for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed.
The Company’s hospice programs exceed the Medicare cap in 2009. The Company accrued a Medicare cap contractual adjustment from continuing operations of $2.1 million for the three and nine month period ended September 30, 2009.
Goodwill and Intangible Assets
Goodwill is accounted for under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” and represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. In accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other,” goodwill is subject to periodic testing for impairment. Goodwill of a reporting unit is tested for impairment on an annual basis, or, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount, between annual testing. We did not record any impairment charges for the three and nine months ended September 30, 2009 and 2008.
Interests in joint ventures
Joint ventures are entities over which the Company has significant influence but not control, generally achieved by a shareholding of 50% of the voting rights. The equity method is used to account for investments in joint ventures and investments are initially recognized at cost.
Recent Accounting Pronouncements
In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the FASB Codification (“the Codification”) is considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current quarterly and fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but did impact our financial reporting process by eliminating all references to pre-codification standards.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Earnings Per Share of Class A Common Stock and Class B Common Stock
The Company computes earnings per share of class A common stock and class B common stock in accordance with FASB ASC Topic 260, “Earnings per Share,” using the two-class method. The Company’s class A common stock and class B common stock are identical in all respects, except with respect to voting rights and except that each share of class B common stock is convertible into one share of class A common stock under certain circumstances. Net income is allocated on a proportionate basis to each class of common stock in the determination of earnings per share.
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
The following table sets forth the computation of basic and diluted earnings per share of class A common stock and class B common stock for the three and nine months ended September 30, 2009 and 2008 (amounts in thousands, except per share data):

	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008			September 30, 2009			September 30, 2008
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
				(As	(As	(As				(As	(As	(As
				Restated)	Restated)	Restated)				Restated)	Restated)	Restated)
Earnings per share, basic
Numerator:
Allocation of net income from continuing operations	$5,015	$4,280	$9,295	$4,550	$4,023	$8,573	$15,374	$13,151	$28,525	$13,052	$11,709	$24,761
Allocation of loss from discontinued operations	(131)	(112)	(243)	—	—	—	(210)	(180)	(390)	—	—	—

Allocation of net income	$4,884	$4,168	$9,052	$4,550	$4,023	$8,573	$15,164	$12,971	$28,135	$13,052	$11,709	$24,761

Earnings per share, diluted
Numerator:
Allocation of net income from continuing operations	$5,018	$4,277	$9,295	$4,522	$4,051	$8,573	$15,386	$13,139	$28,525	$12,962	$11,799	$24,761
Allocation of loss from discontinued operations	(131)	(112)	(243)	—	—	—	(210)	(180)	(390)	—	—	—

Allocation of net income	$4,887	$4,165	$9,052	$4,522	$4,051	$8,573	$15,176	$12,959	$28,135	$12,962	$11,799	$24,761

Denominator for basic and diluted earnings per share:
Weighted-average common shares outstanding, basic	19,923	17,004	36,927	19,414	17,164	36,578	19,890	17,014	36,904	19,273	17,289	36,562

Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	23	—	23	55	276	331	37	2	39	38	288	326

Adjusted weighted-average common shares outstanding, diluted	19,946	17,004	36,950	19,469	17,440	36,909	19,927	17,016	36,943	19,311	17,577	36,888

Earnings per share, basic:
Earnings per common share from continuing operations	$0.25	$0.25	$0.25	$0.23	$0.23	$0.23	$0.77	$0.77	$0.77	$0.68	$0.68	$0.68
Loss per common share from discontinued operations	(0.01)	(0.01)	(0.01)	—	—	—	(0.01)	(0.01)	(0.01)	—	—	—

Earnings per share	$0.24	$0.24	$0.24	$0.23	$0.23	$0.23	$0.76	$0.76	$0.76	$0.68	$0.68	$0.68
Earnings per share, diluted:
Earnings per common share from continuing operations	$0.25	$0.25	$0.25	$0.23	$0.23	$0.23	$0.77	$0.77	$0.77	$0.67	$0.67	$0.67
Loss per common share from discontinued operations	(0.01)	(0.01)	(0.01)	—	—	—	(0.01)	(0.01)	(0.01)	—	—	—

Earnings per share	$0.24	$0.24	$0.24	$0.23	$0.23	$0.23	$0.76	$0.76	$0.76	$0.67	$0.67	$0.67

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. Business Segments
The Company has two reportable operating segments —LTC, which includes the operation of SNFs and ALFs and is the most significant portion of the Company’s business, and ancillary services, which includes the Company’s rehabilitation therapy and hospice businesses. The “other” category includes general and administrative items. The Company’s reporting segments are business units that offer different services, and that are managed differently due to the nature of the services provided or the products sold.
At September 30, 2009, LTC services are provided by 77 wholly owned SNF operating companies that offer post-acute, rehabilitative and specialty skilled nursing care, as well as 22 wholly owned ALF operating companies that provide room and board and social services. Ancillary services include rehabilitative services such as physical, occupational and speech therapy provided in the Company’s facilities and in unaffiliated facilities by its wholly owned operating company, Hallmark Rehabilitation GP, LLC. Also included in the ancillary services segment is the Company’s hospice business that began providing care to patients in October 2004.
The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. Accordingly, earnings from continuing operations before net interest, tax, depreciation and amortization (“EBITDA”) is used as the primary measure of each segment’s operating results because it does not include such costs as interest expense, income taxes, depreciation and amortization which may vary from segment to segment depending upon various factors, including the method used to finance the original purchase of a segment or the tax law of the states in which a segment operates. By excluding these items, the Company is better able to evaluate operating performance of the segment by focusing on more controllable measures. General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss, and are included in the “other” category in the selected segment financial data that follows. The accounting policies of the reporting segments are the same as those described in the accounting policies (see Note 3 above) included in the Company’s 2008 Annual Report on Form 10-K/A filed with the SEC. Intersegment sales and transfers are recorded at cost plus standard mark-up; intersegment transactions have been eliminated in consolidation.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table sets forth selected financial data consolidated by business segment (dollars in thousands):

	Long-term	Ancillary
	Care Services	Services	Other	Elimination	Total
Three months ended September 30, 2009
Revenue from external customers	$166,224	$22,141	$—	$—	$188,365
Intersegment revenue	793	16,590	—	(17,383)	—

Total revenue	$167,017	$38,731	$—	$(17,383)	$188,365

Operating income	$22,244	$3,475	$(6,677)	$—	$19,042
Interest expense, net of interest income					(8,132)
Other income					59
Equity in earnings of joint venture					746

Income before provision for income taxes					$11,715

Segment capital expenditures	$10,064	$34	$157	$—	$10,255

EBITDA(1)	$27,803	$3,794	$(5,736)	$—	$25,861

Three months ended September 30, 2008
Revenue from external customers	$159,667	$22,807	$—	$—	$182,474
Intersegment revenue	1,216	16,211	—	(17,427)	—

Total revenue	$160,883	$39,018	$—	$(17,427)	$182,474

Operating income, as restated	$25,175	$2,837	$(9,006)	$—	$19,006
Interest expense, net of interest income					(9,038)
Other income					(110)
Equity in earnings of joint venture					624

Income before provision for income taxes, as restated					$10,482

Segment capital expenditures	$12,400	$433	$395	$—	$13,228

EBITDA(1), as restated	$27,252	$3,004	$(5,435)	$—	$24,821

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Long-term	Ancillary
	Care Services	Services	Other	Elimination	Total
Nine months ended September 30, 2009
Revenue from external customers	$499,368	$71,387	$—	$—	$570,755
Intersegment revenue	2,498	50,246	—	(52,744)	—

Total revenue	$501,866	$121,633	$—	$(52,744)	$570,755

Operating income	$69,240	$15,309	$(20,401)	$—	$64,148
Interest expense, net of interest income					(23,852)
Other expense					(1)
Equity in earnings of joint venture					2,230

Income before provision for income taxes					$42,525

Segment capital expenditures	$28,316	$207	$659	$—	$29,182

EBITDA(1)	$85,164	$16,063	$(17,492)	$—	$83,735

Nine months ended September 30, 2008
Revenue from external customers	$477,444	$66,105	$—	$—	$543,549
Intersegment revenue	3,014	49,335	—	(52,349)	—

Total revenue	$480,458	$115,440	$—	$(52,349)	$543,549

Operating income, as restated	$75,702	$13,862	$(26,780)	$—	$62,784
Interest expense, net of interest income					(27,516)
Other income					199
Equity in earnings of joint venture					1,733

Income before provision for income taxes, as restated					$37,200

Segment capital expenditures	$32,575	$1,228	$667	$—	$34,470

EBITDA(1), as restated	$81,866	$14,314	$(15,930)	$—	$80,250

(1)	EBITDA is defined as net income from continuing operations before depreciation, amortization and interest expense (net of interest income) and the provision for income taxes. See reconciliation of net income to EBITDA and a discussion of its uses and limitations on Item 2 — Results of Operations of this quarterly report.
The following table presents the segment assets as of September 30, 2009 compared to December 31, 2008 (dollars in thousands):

	Long-term	Ancillary
	Care Services	Services	Other	Total
September 30, 2009:
Segment total assets	$874,993	$96,438	$59,355	$1,030,786
Goodwill and intangibles included in total assets	$426,039	$51,123	$—	$477,162
December 31, 2008:
Segment total assets	$865,744	$90,226	$50,610	$1,006,580
Goodwill and intangibles included in total assets	$429,149	$51,123	$—	$480,272
6. Income Taxes
For the three months ended September 30, 2009 and 2008, the Company recognized income tax expense of $2.4 million and $1.9 million, respectively, which was primarily related to the Company’s effective tax rate applied to the Company’s income from continuing operations before provision for income taxes. The effective rates for the three months ended September 30, 2009 and 2008 were below our statutory rate primarily as a result of reductions of $1.9 million and $1.4 million, respectively, in our accrual for unrecognized tax benefits due to expirations of statutes of limitations.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the nine months ended September 30, 2009 and 2008, the Company recognized income tax expense of $14.0 million and $12.4 million, respectively, which was primarily related to the Company’s effective tax rate applied to the Company’s income from continuing operations before provision for income taxes. The effective rates for the nine months ended September 30, 2009 and 2008 were below our statutory rate primarily as a result of reductions of $2.2 million and $1.5 million, respectively, in our accrual for unrecognized tax benefits due to expirations of statutes of limitations.
For the nine months ended September 30, 2009, total unrecognized tax benefits, including penalties and interest, decreased by $2.2 million from $2.9 million to $0.7 million as a result of the expiration of the 2005 Internal Revenue Service and 2003 California income tax statutes of limitations. As of September 30, 2009, it is reasonably possible that unrecognized tax benefits could decrease by $0.7 million, all of which would affect the Company’s effective tax rate, due to additional statute expirations within the 12-month rolling period ending September 30, 2010.
The Company is subject to taxation in the United States and in various state jurisdictions. The Company’s tax years 2006 and forward are subject to examination by the United States Internal Revenue Service and from 2004 forward by the Company’s material state jurisdictions.
7. Other Current Assets and Other Assets
Other current assets consist of the following as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009	December 31, 2008
Current portion of notes receivable	$2,973	$1,523
Supplies inventory	2,716	2,684
Income tax refund receivable	1,020	2,739
Other current assets	119	537

	$6,828	$7,483

Other assets consist of the following at September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009	December 31, 2008
Equity investment in joint ventures	$5,824	$5,082
Restricted cash	14,840	13,969
Deposits and other assets	4,662	4,746

	$25,326	$23,797

8. Other Long-Term Liabilities
Other long-term liabilities consist of the following at September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009	December 31, 2008
Deferred rent	$6,524	$5,780
Other long-term tax liability	708	2,912
Asbestos abatement liability	5,462	5,372

	$12,694	$14,064

For more information regarding other long-term tax liability, see Note 6 — “Income Taxes” in the unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Under U.S. GAAP, the Company establishes an accrual for an estimated loss contingency when it is both probable that an asset has been impaired or that a liability has been incurred and the amount of the loss can be reasonably estimated. Given the uncertain nature of litigation generally, and the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation or claim, the Company is currently unable to predict the ultimate outcome of the aforementioned litigation, investigation or claim, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome. While the Company believes that the liability, if any, resulting from the aggregate amount of uninsured damages for any outstanding litigation, investigation or claim will not have a material adverse effect on its condensed consolidated financial position, results of operations or cash flows, in view of the uncertainties discussed above, it could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of any litigation, investigation or claim to which it is a party or the effect on the Company of an adverse ruling in such matters.
Insurance
The Company maintains insurance for workers’ compensation, general and professional liability, employee benefits liability, property, casualty, directors’ and officers’ liability, inland marine, crime, boiler and machinery, automobile, employment practices liability and earthquake and flood. The Company believes that its insurance programs are adequate and where there has been a direct transfer of risk to the insurance carrier, the Company does not recognize a liability in the condensed consolidated financial statements.
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
A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

	As of September 30, 2009							As of December 31, 2008
	General and		Employee		Workers’			General and		Employee		Workers’
	Professional		Medical		Compensation		Total	Professional		Medical		Compensation		Total
Current	$6,483	(1)	$1,692	(2)	$4,059	(2)	$12,234	$8,172	(1)	$1,551	(2)	$3,906	(2)	$13,629

Non-current	19,074		—		10,824		29,898	20,871		—		9,783		30,654

	$25,557		$1,692		$14,883		$42,132	$29,043		$1,551		$13,689		$44,283

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.
Financial Guarantees
Substantially all of the Company’s wholly owned companies guarantee the 11.0% senior subordinated notes maturing on January 15, 2014, the Company’s first lien senior secured term loan and the Company’s revolving credit facility. These guarantees are full and unconditional and joint and several. The Company has no independent assets or operations.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. Stockholders’ Equity
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that, under U.S. GAAP, are recorded as an element of stockholders’ equity but are excluded from net income. Currently, the Company’s other comprehensive income consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. Other comprehensive income net of tax was $0.5 million and $0.1 million for the three months ended September 30, 2009, and 2008 respectively. Other comprehensive income (loss) net of tax was $1.2 million and $(0.1) million for the nine months ended September 30, 2009, and 2008, respectively.
2007 Stock Incentive Plan
The fair value of the stock option grants for the nine months ended September 30, 2009 and 2008 under FASB ASC Topic 718, “Compensation — Stock Compensation,” was estimated on the date of the grants using the Black-Scholes option pricing model with the following assumptions:

	2009	2008
Risk-free interest rate	2.62%	3.23%
Expected life	6.25 years	6.25 years
Dividend yield	0%	0%
Volatility	54.34%	40.56%
Weighted-average fair value	$5.49	$5.89
There were zero and 15,000 new stock options granted in the three months ended September 30, 2009 and 2008, respectively. There were 328,253 and 144,000 new stock options granted in the nine months ended September 30, 2009 and 2008, respectively.
There were no options exercised during the three and nine months ended September 30, 2009. As of September 30, 2009, there was $1.9 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 3.0 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.
The following table summarizes stock option activity during the nine months ended September 30, 2009 under the 2007 Stock Incentive Plan:

			Weighted-
			Average
		Weighted -	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at January 1, 2009	309,000	$14.35
Granted	328,253	$10.11
Exercised	—	$—
Forfeited or cancelled	(51,954)	$12.60

Outstanding at September 30, 2009	585,299	$12.13	8.72	$—

Exercisable at September 30, 2009	129,000	$14.81	7.65	$—
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.
Equity related to stock option grants and stock awards included in cost of services in the Company’s condensed consolidated financial statement of operations was $0.2 million each in the three months ended September 30, 2009 and 2008, respectively. There was $0.7 million and $0.4 million included in cost of services in the nine months ended September 30, 2009 and 2008, respectively. The amount in general and administrative expenses was $0.3 million each in the three months ended September 30, 2009 and 2008, respectively. The amount included in general and administrative expenses was $1.0 million and $0.7 million in the nine months ended September 30, 2009 and 2008, respectively.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. Fair Value Measurements
The following table summarizes the valuation of the Company’s interest rate swap as of September 30, 2009 by the FASB ASC Topic 820, “Fair Value Measurement and Disclosures,” fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(1,015)	$—	$(1,015)
The Company uses its existing second amended and restated first lien credit agreement, as amended (the “Credit Agreement”), and 11.0% Senior Subordinated Notes due 2014 (the “2014 Notes”) to finance its operations. The Credit Agreement exposes the Company to variability in interest payments due to changes in interest rates. In November 2007, the Company entered into a $100.0 million interest rate swap agreement in order to manage fluctuations in cash flows resulting from interest rate risk. This interest rate swap changes a portion of the Company’s variable-rate cash flow exposure to fixed-rate cash flows at an interest rate of 6.4% until December 31, 2009. The Company continues to assess its exposure to interest rate risk on an ongoing basis.
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
The fair value of interest rate swap agreements designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. As the interest rate swap matures on December 31, 2009, $1.0 million will be reclassified to earnings into interest expense as a yield adjustment over the remainder of 2009. The Company evaluates the effectiveness of the cash flow hedge, in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” on a quarterly basis. The change in fair value is recorded as a component of other comprehensive income. Should the hedge become ineffective, the change in fair value would be recognized in the condensed consolidated statements of operations.
For the nine months ended September 30, 2009, the total net loss recognized from converting from floating rate (three-month LIBOR) to fixed rate for a portion of the interest payments under the Company’s long-term debt obligations was approximately $2.4 million. As of September 30, 2009, an unrealized loss of $0.6 million (net of income tax) is included in accumulated other comprehensive loss.
Below is a table listing the fair value of the interest rate swap as of September 30, 2009 and December 31, 2008 (dollars in thousands):

Derivatives designated as	September 30, 2009		December 31, 2008
hedging instruments		Fair Value		Fair Value
under ASC Topic 815	Balance Sheet Location	(Pre-tax)	Balance Sheet Location	(Pre-tax)
Interest rate swap	Accounts payable and accrued liabilities	$(1,015)	Accounts payable and accrued liabilities	$(3,007)
Below is a table listing the amount of gain (loss) recognized before income tax in other comprehensive income (“OCI”) on the interest rate swap for the three and nine months ending September 30, 2009 and 2008 (dollars in thousands):

	Amount of Gain (Loss)
Derivatives in ASC Topic 815	Recognized in OCI on Derivative (Effective Portion)
Cash Flow Hedging	Three Months Ended September 30,		Nine Months Ended September 30,
Relationships	2009	2008	2009	2008
Interest rate swap	$824	$180	$1,992	$(220)

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Below is a table listing the amount of gain (loss) reclassified from accumulated OCI into income (effective portion) for the three and nine months ending September 30, 2009 and 2008 (dollars in thousands):

Location of Gain (Loss)	Amount of Gain (Loss)
Reclassified from	Reclassified from Accumulated OCI into Income (Effective Portion)
Accumulated OCI into Income	Three Months Ended September 30,		Nine Months Ended September 30,
(Effective Portion)	2009	2008	2009	2008
Interest expense	$(941)	$(397)	$(2,395)	$(886)
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
The Company’s long-term debt is summarized as follows (dollars in thousands):

	As of	As of
	September 30, 2009	December 31, 2008

Revolving Credit Facility, base interest rate, comprised of prime plus 1.75% (5.00% at September 30, 2009) collateralized by substantially all assets of the Company, due 2012	$10,000	$3,000

Revolving Credit Facility, interest rate based on LIBOR plus 2.75% (3.02% at September 30, 2009) collateralized by substantially all assets of the Company, due 2012	73,000	78,000

Term Loan, interest rate based on LIBOR plus 2.00% (2.28% at September 30, 2009) collateralized by substantially all assets of the Company, due 2012	148,950	150,900

Term Loan, interest rate swapped at 6.38% collateralized by substantially all assets of the Company, due 2012	100,000	100,000

2014 Notes, interest rate 11.0%, with an original issue discount of $465 and $545 at September 30, 2009 and December 31, 2008, respectively, interest payable semiannually, principal due 2014, unsecured	129,535	129,455

Notes payable, fixed interest rate 6.5%, payable in monthly installments, collateralized by a first priority deed of trust, due November 2014	1,576	1,669

Insurance premium financing	7,245	5,059

Present value of capital lease obligations at effective interest rates, collateralized by property and equipment	2,207	2,178

Total long-term debt and capital leases	472,513	470,261

Less amounts due within one year	(9,995)	(7,812)

Long-term debt and capital leases, net of current portion	$462,518	$462,449

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	Discontinued Operations
In accordance with FASB ASC Topic 205, “Presentation of Financial Statements,” and FASB ASC Topic 360, “Property, Plant and Equipment,” the results of operations of disposed assets and the losses related to the abandonment have been classified as discontinued operations for all periods presented in the accompanying consolidated income statements as the operations and cash flows have been eliminated from our ongoing operations.
In December 2008, the Company paid $0.2 million for a hospice business based in Ventura, California. During the three months ended September 30, 2009, the Company noted that this hospice business was not meeting expectations. The Company closed the operations during the three months ended September 30, 2009 and recorded a net loss of $0.4 million for the nine months ended September 30, 2009. Patients for the hospice business based in Ventura, California were transferred to other local hospice businesses. In addition, the Company wrote off the $0.2 million intangible asset associated with the hospice business based in Ventura, California in the three months ended September 30, 2009.
The Company continues to operate its hospice businesses in Foothill Ranch, California and New Mexico.
A summary of the discontinued operations for the periods presented is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net operating revenues	$174	$—	$635	$—
Loss from discontinued operations before income tax	(396)	—	(637)	—
Tax benefit	(153)	—	(247)	—

Loss from discontinued operations	$(243)	$—	$(390)	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Business Overview
We are a provider of integrated long-term healthcare services through our skilled nursing companies and rehabilitation therapy business. We also provide other related healthcare services, including assisted living care and hospice care. We have an administrative service company that provides a full complement of administrative and consultative services that allows our facility operators and third-party facility operators with whom we contract to better focus on delivery of healthcare services. We have four such service agreements with unrelated facility operators. We focus on providing high-quality care to our patients and we have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of September 30, 2009, we owned or leased 77 skilled nursing facilities and 22 assisted living facilities, together comprising approximately 10,800 licensed beds. Our facilities, approximately 73.7% of which we own, are located in California, Iowa, Texas, Kansas, Missouri, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. For the nine months ended September 30, 2009, we generated approximately 84.3% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, and hospice care.
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
Restatement
On June 29, 2009, we restated our financial statements for the annual periods in fiscal years 2006 through 2008 and the quarterly periods in fiscal years 2007 and 2008 in our amended Annual Report on Form 10-K/A for the year ended December 31, 2008 and for the first quarter of 2009 in our amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009. For more information regarding the restatement adjustments and restated amounts for those line items in the condensed consolidated balance sheets and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2008 affected by the restatement, see Note 2 - “Restatement” in Part I, Item 1 of this Quarterly Report.

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
The condensed consolidated financial statements and related financial information for the three and nine months ended September 30, 2008 included in this Form 10-Q should be read only in conjunction with the information contained in our Annual Report on Form 10-K/A for the year ended December 31, 2008, our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2009, and our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009.
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

The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2009		2008
	Revenue	Revenue	Revenue	Revenue	Increase/(Decrease)
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$160,173	85.1%	$154,612	84.7%	$5,561	3.6%
Assisted living facilities	6,051	3.2	5,055	2.8	996	19.7

Total long-term care services	166,224	88.3	159,667	87.5	6,557	4.1
Ancillary services:
Third-party rehabilitation therapy services	19,095	10.1	17,383	9.5	1,712	9.8
Hospice	3,046	1.6	5,424	3.0	(2,378)	(43.8)

Total ancillary services	22,141	11.7	22,807	12.5	(666)	(2.9)

Total	$188,365	100.0%	$182,474	100.0%	$5,891	3.2%

	Nine Months Ended September 30,
	2009		2008
	Revenue	Revenue	Revenue	Revenue	Increase/(Decrease)
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$481,242	84.3%	$463,124	85.2%	$18,118	3.9%
Assisted living facilities	18,126	3.2	14,320	2.6	3,806	26.6

Total long-term care services	499,368	87.5	477,444	87.8	21,924	4.6
Ancillary services:
Third-party rehabilitation therapy services	57,154	10.0	51,683	9.5	5,471	10.6
Hospice	14,233	2.5	14,422	2.7	(189)	(1.3)

Total ancillary services	71,387	12.5	66,105	12.2	5,282	8.0

Total	$570,755	100.0%	$543,549	100.0%	$27,206	5.0%

Sources of Revenue
The following table sets forth revenue consolidated by state and revenue by state as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2009		2008
	Revenue	Percentage of	Revenue	Percentage of
	Dollars	Revenue	Dollars	Revenue
California	$83,328	44.2%	$81,390	44.6%
Texas	48,119	25.5	44,826	24.6
New Mexico	19,545	10.4	21,798	11.9
Kansas	14,573	7.7	13,223	7.2
Missouri	13,931	7.4	13,422	7.4
Nevada	7,835	4.2	7,721	4.2
Iowa	872	0.5	—	—
Other	162	0.1	94	0.1

Total	$188,365	100.0%	$182,474	100.0%

	Nine Months Ended September 30,
	2009		2008
	Revenue	Percentage of	Revenue	Percentage of
	Dollars	Revenue	Dollars	Revenue
California	$253,956	44.5%	$243,517	44.8%
Texas	143,887	25.2	138,219	25.4
New Mexico	62,923	11.0	60,409	11.1
Kansas	42,757	7.5	36,865	6.8
Missouri	41,648	7.3	41,806	7.7
Nevada	23,363	4.1	22,629	4.2
Iowa	1,748	0.3	—	—
Other	473	0.1	104	—

Total	$570,755	100.0%	$543,549	100.0%

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
The following table sets forth our Medicare, managed care, private pay/other and Medicaid patient days as a percentage of total patient days and the level of skilled mix for our skilled nursing facilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Medicare	15.8%	16.4%	16.5%	17.4%
Managed care	6.6	6.6	7.0	7.0

Skilled mix	22.4	23.0	23.5	24.4
Private pay and other	18.0	18.8	18.0	17.7
Medicaid	59.6	58.2	58.5	57.9

Total	100.0%	100.0%	100.0%	100.0%

Our skilled mix was lower in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 primarily due to a decrease in average length of stay for our skilled patients as well as a reduction in Medicare census from lower acute-care hospital admissions as a result of the challenging economic environment and competitive pressures in a handful of facilities.
Assisted Living Facilities. Within our assisted living facilities, which are primarily in Kansas, we generate our revenue mostly from private pay sources, with a small portion earned from Medicaid or other state specific programs.

Ancillary Service Segment
Rehabilitation Therapy. As of September 30, 2009, we provided rehabilitation therapy services to a total of 175 healthcare facilities, including 67 of our facilities, as compared to 185 facilities, including 65 of our facilities, as of September 30, 2008. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party skilled nursing facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered.
Hospice. We provide hospice care in California and New Mexico. We derive substantially all of the revenue from our hospice business from Medicare and Medicaid reimbursement. In general, our program level margin increases as a program’s average daily patient census increases. Our objective is to increase the number of patients that each of our hospice programs serves, thus improving our site-level margins and leveraging our overhead. Our overall margins in 2009 were negatively impacted by the Medicare cap contractual allowance (see “— Regulatory and Other Governmental Actions Affecting Revenue”).
Manage our length-of-stay: We are continuing to take a broader view of managing the Medicare cap, (see “—Regulatory and Other Governmental Actions Affecting Revenue”) by actively managing our average length-of-stay on a market-by-market basis. A key component of this strategy is to analyze each hospice program’s mix of patients and referral sources to achieve an optimal balance of the types of patients and referral sources that we serve at each of our programs. We believe this strategy will increase our net patient service revenue by reducing our Medicare cap contractual adjustment. Developing new relationships and thereby adjusting patient mix takes time to implement and will continue to be an ongoing process.
Regulatory and Other Governmental Actions Affecting Revenue
The following table summarizes the amount of revenue that we received from each of the payor classes in the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2009		2008
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage
Medicare	$64,000	34.0%	$65,433	35.9%
Medicaid	62,135	33.0	58,519	32.1

Subtotal Medicare and Medicaid	126,135	67.0	123,952	68.0
Managed Care	17,245	9.2	16,505	9.0
Private pay and other	44,985	23.8	42,017	23.0

Total	$188,365	100.0%	$182,474	100.0%

	Nine Months Ended September 30,
	2009		2008
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage
Medicare	$201,719	35.3%	$199,832	36.8%
Medicaid	180,694	31.7	169,412	31.1

Subtotal Medicare and Medicaid	382,413	67.0	369,244	67.9
Managed Care	53,491	9.4	52,502	9.7
Private pay and other	134,851	23.6	121,803	22.4

Total	$570,755	100.0%	$543,549	100.0%

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
On August 11, 2009, the Centers for Medicare and Medicaid Services, or CMS, published its final rule on the fiscal year 2010 per diem payment rates for skilled nursing facilities. Under the final rule, CMS revised and rebased the skilled nursing facility market basket, resulting in a 2.2% market basket increase factor for fiscal year 2010. The fiscal year 2010 market basket adjustment will increase aggregate payments to skilled nursing facilities nationwide by approximately $690.0 million. Additionally, in the final rule, CMS recalibrated the parity adjustment to result in a reduction in payments to skilled nursing facilities by approximately 3.3%, or $1.05 billion. CMS noted that the negative $1.05 billion adjustment described in the final rule will be partially offset by the fiscal year 2010 market basket adjustment factor of 2.2%, or $690.0 million, with a net result of a reduction in payments to skilled nursing facilities of approximately $360.0 million. However, pending federal health reform legislative proposals may eliminate the market basket update provided in the final rule, which elimination could lead to a further reduction in payments to skilled nursing facilities. Given the substantial uncertainty surrounding federal health reform efforts, it is impossible to predict the likelihood of the elimination of the market basket update or any other proposed reductions in payments to skilled nursing facilities. Should federal health reform legislation or subsequent regulatory activities result in the reduction of payments to skilled nursing facilities, the loss of revenue associated with future changes in skilled nursing facility payments could, in the future, have an adverse impact on our financial condition or results of operations.
On August 6, 2009, CMS announced a final rule increasing Medicare payments to hospices in fiscal year 2010 by 1.4%, or approximately $170.0 million. CMS said the final rule reflects a 2.1% increase in the market basket, offset by a 0.7% decrease in payments to hospices due to a revised phase out of the wage index budget neutrality adjustment factor, starting with a 10% reduction in fiscal year 2010 and a 15% reduction each year from fiscal year 2011 through fiscal year 2016. The fiscal year 2010 hospice payment rates are effective for care and services furnished on or after October 1, 2009 through September 30, 2010.
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
Historically, adjustments to reimbursement levels under Medicare have had a significant effect on our revenue. For a discussion of historic adjustments and recent changes to the Medicare program and related reimbursement rates see “Business — Sources of Reimbursement” in Part 1, Item 1 in our 2008 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission and “Risk Factors — Reductions in Medicare reimbursement rates, including annual caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary, or changes in the rules governing the Medicare program could have a material adverse effect on our revenue, financial condition and results of operations” in Part 1, Item 1A of our 2008 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.
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
On February 8, 2006, the Deficit Reduction Act (DRA) of 2005 was signed into law (P.L. 109-171). With the passage of this legislation, specifically section 6034, Congress created the Medicaid Integrity Program (MIP) through section 1936 of the Social Security Act (the “Act”). Section 1936 of the Act requires the Secretary of Health and Human Services (HHS) to enter into contracts with eligible entities to perform four activities: (1) the review of Medicaid provider actions to detect fraud or potential fraud; (2) the auditing of Medicaid provider claims; (3) the identification of overpayments; and (4) the education of providers and others on payment integrity and quality of care issues. The contractors that perform these activities are known as Medicaid Integrity Contractors (MICs).
Specifically, three types of MICs will perform the following activities: (1) Review of Provider MICs (Review MICs) will analyze Medicaid claims data to identify aberrant claims and potential billing vulnerabilities, and will also provide leads to Audit MICs of providers to be audited; (2) Audit of Provider and Identification of Overpayment MICs (Audit MICs) will conduct post-payment audits of all types of Medicaid providers, and, where appropriate, identify overpayments to these providers; and (3) Education MICs will develop training materials to conduct provider education and training on payment integrity and quality of care issues, and will highlight the value of education in preventing fraud and abuse in the Medicaid program.
Provider MIC audits began in Florida and South Carolina at the end of fiscal year 2008; audits in other jurisdictions began in fiscal year 2009. As of October 2009, MICs are actively conducting audits in twenty states, including California, Texas, and New Mexico. Statements from CMS regarding the preliminary results of the first 500 MIC audits indicate that nearly 30% have been of long-term care facilities. Unlike the Medicare Recovery Audit Contractor (RAC) program, the MIC audits are not subject to a uniform set of federal standards, but rather are governed according to state regulations and procedures relating to Medicaid provider audits and appeals. As such, a great degree of uncertainty surrounds whether and to what extent the results of audits conducted by this new set of audit contractors will result in recoupments of alleged overpayments to our facilities. To the extent the MICs apply different or more stringent standards than other analogous audit programs in the past, the MIC audits could result in recoupments of alleged overpayments and could have an adverse impact on our operations.

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
Hospice Medicare Cap. Various provisions were included in Section 1814 of the Social Security Act, the legislation creating the Medicare hospice benefit, to manage the cost to the Medicare program for hospice. These measures include the patient’s waiver of curative care requirement, the six-month terminal prognosis requirement and the Medicare payment caps. The Medicare hospice benefit includes two fixed annual caps on payment, both of which are assessed on a hospice-specific basis. One cap is an absolute dollar amount; the other limits the number of days of inpatient care. None of our hospice programs exceeded the payment limits on general inpatient care services for the three and nine months ended September 30, 2009 and 2008. The caps are calculated from November 1 through October 31 of each year.
The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed an annual aggregate cap amount. This annual aggregate cap amount is calculated by multiplying the number of Medicare beneficiaries who received hospice care in a particular hospice during the year by the Medicare per beneficiary cap amount, resulting in that hospice’s aggregate cap, which is the allowable amount of total Medicare payments that hospice can receive for that cap year. A hospice’s total reimbursement for the cap year cannot exceed the hospice aggregate cap. If its aggregate cap is exceeded, then the hospice must repay the excess back to Medicare. A particular hospice’s annual aggregate cap amount is reduced proportionately for patients who transferred in or out of that hospice’s services. The Medicare cap amount is annually adjusted for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed.
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
Critical Accounting Policies and Estimates Update
Disclosure of our critical accounting policies are more fully disclosed in our discussion and analysis of financial condition and results of operations in our 2008 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission and as included below.
Goodwill and Intangible Assets
At September 30, 2009, goodwill in the amount of $450.0 million was recognized in our consolidated balance sheet, of which $416.0 million related to the long-term care reporting unit and $34.0 million related to the rehabilitation therapy unit. We account for goodwill in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 350, “Intangibles — Goodwill and Other.”

We assess the fair value of our reporting units for our goodwill impairment tests based upon a combination of the discounted cash flow (income approach) and guideline public company method (market approach). The income and market approaches were given equal weighting.
Goodwill is allocated to each reporting unit at the time of a business acquisition and is adjusted upon finalization of the purchase price of an acquisition.
The goodwill that resulted from the Onex Transaction as of December 27, 2005 was allocated to the long-term care services reporting unit and the rehabilitation therapy reporting unit based on the relative fair value of the assets on the date of the Onex Transaction. No goodwill was allocated to the hospice care reporting unit due to the start-up nature of the business and cumulative net losses before depreciation, amortization, interest expense (net) and provision for (benefit from) income taxes attributable to that segment. In addition, no synergies were expected to arise as a result of the Onex Transaction which might have provided a different basis for allocation of goodwill to reporting units.
Determination of Reporting Units
We consider the following businesses to be reporting units for the purpose of testing our goodwill for impairment under FASB ASC Topic 350:
•	Long-term care services, which includes the operation of skilled nursing and assisted living facilities and is the most significant portion our business;

•	Rehabilitation therapy, which provides physical, occupational and speech therapy in Company-owned facilities and unaffiliated facilities; and

•	Hospice care, which was established in 2004 and provides hospice care in California and New Mexico.
We have not made any changes to our reporting units or to the allocation of goodwill by reporting unit during the last year.
Goodwill Impairment Testing
We test goodwill for impairment annually at the reporting unit level on October 1, or sooner if events or changes in circumstances indicate that the carrying amount of our reporting units, including goodwill, may exceed their fair values. Based upon the market conditions that existed in the third quarter of 2009, we performed an impairment analysis as of September 30, 2009. We have not made any material change in the accounting methodology used to evaluate goodwill impairment during the last year.
The discounted cash flow and market approach methodologies utilized by us in estimating the fair value of our reporting units for purposes of our goodwill impairment testing requires various judgmental assumptions about revenues, EBITDA and operating margins, growth rates, and working capital requirements. In determining those judgmental assumptions, we consider a variety of data, including—for each reporting unit—its annual budget for the upcoming year (which forms the basis of certain annual incentive targets for reporting unit management), its longer-term business plan, economic projections, anticipated future cash flows, market data, and historical cash flow growth rates. For the September 30, 2009 impairment analysis, an updated forecast was utilized as the budget for the upcoming year has not been prepared. Historically, our segments have experienced an average annual growth rate in revenue from 2006 to 2008 of 5.5%, 12.1%, and 105.9% for long-term care, therapy, and hospice reporting units, respectively. The year over year growth rates for the nine months ended September 30, 2009 and 2008 were 2.5%, 6.3%, and 3.4% for long-term care, therapy, and hospice reporting units, respectively.

Below are the key assumptions used to estimate the fair value of our reporting units at the time of our September 30, 2009 goodwill impairment test included for the discounted cash flow method:

	Long-term
	care	Therapy	Hospice
Forecasted organic growth	3.0%	3.0%	10.0%
Long term revenue growth rate	2.5%	2.5%	3.0%
Discount rate	9.5%	13.0%	15.5%
Assumptions are also made for varying perpetual growth rates for periods beyond the longer-term business plan period. When estimating the fair value of its reporting units as of September 30, 2009, we assumed organic revenue growth rates of 3% for the long-term care reporting unit for the three years beyond the forecasted year and a 2.5% perpetual rate for the terminal year, based upon the growth rates implied by analysts covering us. The same growth rates were used for the therapy reporting unit. A revenue growth rate of 10% was utilized for the hospice reporting unit for the three years beyond the forecasted year and a 3% perpetual growth rate for the terminal year. A higher growth rate was used for the hospice reporting unit as this business is still essentially a start up business. A constant EBITDA margin was used.
The discount rate was developed using the capital asset pricing model through which a weighted average cost of capital was derived. The discount rate was estimated using the risk free rate, market risk premium, and cost of debt prevalent as of the valuation date. The Beta and capital structure were estimated based on an analysis of comparable guideline companies. In addition, a risk premium of 6.0% was included in order to account for the risks inherent in the cash flows and to reconcile the fair value indicated by the discounted cash flow model to our public market equity value at September 30, 2009.
As our net carrying value and the calculated fair value of equity exceeded our market capitalization as of September 30, 2009, we reviewed the implied control premium of our market capitalization to the fair value of equity of 56.3% and concluded that the implied control premium was reasonable based upon other market transactions as well as an analysis performed upon the fair value of our real estate holdings.
The fair value of long-term care and therapy exceeded its carrying amount as of September 30, 2009 by 2.7% and 6.5%, respectively. The long-term growth rate would have to be less than 2.4% in order to incur a goodwill impairment charge for the long-term care reporting unit and therapy reporting unit. There is no goodwill allocated to the hospice reporting unit.
Selected multiples used to estimate the fair value of our reporting units at the time of our September 30, 2009 goodwill impairment test included for the market approach: Earnings before interest expense (net of interest income) depreciation, amortization, and rent expense (“EBITDAR”) multiples ranging from 7.0x to 7.5x and EBITDA multiples ranging from 4.0x to 6.0x.
The key assumptions that changed from the prior annual impairment test include:
•	reduction of 0.5% in the long-term revenue growth rate assumption for long-term care and therapy;

•	increase of 0.5%, 2%, and 3.5%, respectively, in discount rates for long-term care, therapy, and hospice reporting;

•	multiples in the market approach were reduced to reflect changes in guideline public company multiples; and

•	overall weighting for the guideline transaction method within the weighting of the market approach was reduced from 10% to 0% given that there were few relevant transactions that closed in the twelve months before the September 30 test date.

Our goodwill impairment analysis is subject to uncertainties due to uncontrollable events, including the strategic decisions made in response to economic or competitive conditions, the general economic environment, or material changes in Medicare and Medicaid reimbursement that could positively or negatively impact anticipated future operating conditions and cash flows. In addition, our goodwill impairment analysis is subject to uncertainties due to the current economic crisis, including the severity of that crisis and the time period before which the economy recovers.
We could be required to evaluate the recoverability of goodwill prior to the next annual assessment if we experience unexpected declines in operating results, including current projections of Medicare and Medicaid rate changes for the 2009-10 fiscal years, and the latest information on the effects of health care reform.
Results of Operations
The following table summarizes our key performance indicators, along with other statistics, for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Occupancy statistics (skilled nursing facilities):
Available beds in service at end of period	9,094	9,042	9,094	9,042
Available patient days	839,244	833,812	2,478,427	2,476,453
Actual patient days	698,489	700,849	2,080,944	2,093,953
Occupancy percentage	83.2%	84.1%	84.0%	84.6%
Average daily number of patients	7,592	7,618	7,623	7,642
Revenue per patient day (skilled nursing facilities prior to intercompany eliminations)
LTC only Medicare (Part A)	$504	$478	$500	$470
Medicare blended rate (Part A &B)	564	533	558	518
Managed care	372	357	369	358
Medicaid	147	140	145	137
Private and other	159	154	161	156
Weighted-average for all	$230	$222	$232	$222

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(As Restated)		(As Restated)
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	80.9	80.8	79.9	79.8
Rent cost of revenue	2.4	2.6	2.4	2.5
General and administrative	3.4	3.3	3.4	3.3
Depreciation and amortization	3.2	2.9	3.0	2.9

	89.9	89.6	88.7	88.5

Other income (expenses):
Interest expense	(4.5)	(5.0)	(4.3)	(5.1)
Interest income	0.2	0.1	0.2	0.1
Other income	—	(0.1)	—	—
Equity in earnings of joint venture	0.4	0.3	0.4	0.3

Total other expenses, net	(3.9)	(4.7)	(3.7)	(4.7)

Income before provision for income taxes	6.2	5.7	7.6	6.8
Provision for income taxes	1.3	1.0	2.5	2.3

Income from continuing operations	4.9	4.7	5.1	4.5
Loss from discontinued operations, net of tax	(0.1)	—	(0.1)	—

Net income	4.8%	4.7%	5.0%	4.5%

EBITDA	13.7%	13.6%	14.7%	14.8%
Adjusted EBITDA	13.7%	13.7%	14.7%	14.8%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(As Restated)		(As Restated)
Reconciliation of income from continuing operations to EBITDA and Adjusted EBITDA (in thousands):
Income from continuing operations	$9,295	$8,573	$28,525	$24,761
Interest expense, net of interest income	8,132	9,038	23,852	27,516
Provision for income taxes	2,420	1,909	14,000	12,439
Depreciation and amortization expense	6,014	5,301	17,358	15,534

EBITDA	25,861	24,821	83,735	80,250
Loss on disposal of asset	1	110	61	110

Adjusted EBITDA	$25,862	$24,931	$83,796	$80,360

We define EBITDA as net income from continuing operations before depreciation, amortization and interest expense (net of interest income) and the provision for income taxes. EBITDA margin is EBITDA as a percentage of revenue. We calculate Adjusted EBITDA by adjusting EBITDA (each to the extent applicable in the appropriate period) for:
•	the effect of a change in accounting principle, net of tax;
•	the change in fair value of an interest rate hedge that does not qualify for hedge accounting;
•	reversal of a charge related to the decertification of a facility;

•	gains or losses on sale of assets;
•	provision for the impairment of long-lived assets; and

•	the write-off of deferred financing costs of extinguished debt.
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
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Revenue. Revenue increased $5.9 million, or 3.2%, to $188.4 million in the three months ended September 30, 2009, from $182.5 million in the three months ended September 30, 2008.
Revenue in our long-term care services segment increased $6.6 million, or 4.1%, to $166.2 million in the three months ended September 30, 2009, from $159.7 million in the three months ended September 30, 2008. The increase in long-term care services segment revenue resulted primarily from a $5.6 million, or 3.6%, increase in our skilled nursing facilities revenue and a $1.0 million, or 19.7%, increase in our assisted living facilities revenue. The increase in skilled nursing facilities revenue resulted from a $2.6 million increase due to the opening of the Dallas Center of Rehabilitation and acquisition of the Rehabilitation Center of Des Moines and a $7.8 million increase due to higher rates from Medicare, Medicaid and managed care pay sources offset by a $5.4 million decrease due to a decline in occupancy rates and skilled mix. Our average daily number of skilled nursing patients decreased by 26, or 0.3%, to 7,592 in the three months ended September 30, 2009, from 7,618 in the three months ended September 30, 2008. Our average daily Part A Medicare rate increased 5.4% to $504 in the three months ended September 30, 2009, from $478 in the three months ended September 30, 2008 as a result of market basket increases provided under the Medicare program, as well as a higher patient acuity mix from the expansion of our Express Recovery™ Unit services. Our average daily Medicaid rate increased 5.0% to $147 in the three months ended September 30, 2009, from $140 per day in the three months ended September 30, 2008, primarily due to increased Medicaid rates in Texas, California and Missouri. The $1.0 million increase in assisted living facilities revenue is primarily attributed to the acquisition of the Kansas assisted living facilities in September 2008. Our skilled mix declined to 22.4% in the three months ended September 30, 2009, from 23.0% in the three months ended September 30, 2008 primarily due to a decrease in average length of stay for our skilled patients as well as a reduction in Medicare census from lower acute-care hospital admissions as a result of the challenging economic environment and competitive pressures in a handful of facilities.

Revenue in our ancillary services segment, excluding intersegment revenue, decreased $0.7 million, or 2.9%, to $22.1 million in the three months ended September 30, 2009, from $22.8 million in the three months ended September 30, 2008. This decrease in our ancillary services segment revenue resulted from a $1.7 million, or 9.8%, increase in rehabilitation therapy services, which was offset by a $2.4 million, or 43.8%, decrease in revenue from our hospice business. The increase in rehabilitation therapy services revenue resulted primarily from a $1.7 million, or 12.4%, increase in therapy services under existing third-party facility contracts due to higher rates, increased census and improved Medicare Part A RUG distribution. The margins on the cancelled contracts are significantly below the overall margin of the therapy business. Hospice revenue decreased as a result of accruing a Medicare cap contractual adjustment of $2.1 million in the three months ended September 30, 2009.
Cost of Services Expenses. Our cost of services expenses increased $5.1 million, or 3.5%, to $152.5 million, or 80.9% of revenue, in the three months ended September 30, 2009, from $147.4 million, or 80.8% of revenue, in the three months ended September 30, 2008.
Cost of services expenses in our long-term care services segment, prior to intersegment eliminations, increased $5.8 million, or 4.5%, to $134.6 million, or 81.0%, of our long-term care services segment revenue in the three months ended September 30, 2009, from $128.8 million, or 80.7%, of our long-term care services segment revenue in the three months ended September 30, 2008.
The increase in long-term care services segment cost of services expenses resulted primarily from a $3.5 million, or 2.9%, increase in cost of services expenses at our skilled nursing facilities and a $0.9 million, or 27.3%, increase in cost of services expenses at our assisted living facilities.
Cost of services expenses at our skilled nursing facilities increased $2.5 million due to the opening of our newly constructed building in Texas and acquisition of The Rehabilitation Center of Des Moines, and $1.0 million resulted from operating costs increasing at facilities acquired or developed prior to June 1, 2008 by $5 per patient day, or 2.9%, to $178 per patient day in the three months ended September 30, 2009, from $173 per patient day in the three months ended September 30, 2008. The $1.0 million increase in operating costs resulted from a $3.1 million increase in labor costs primarily due to increased benefits costs, offset by $1.5 million decrease in bad debt expense and a $0.6 million decrease in other expenses such as food, therapy, and other purchased services, due to the decreased census. Cost of services expenses at our assisted living facilities increased $1.0 million due to the acquisition of seven assisted living facilities in September 2008 and the opening of Tonganoxie in April 2009, offset by $0.1 million decrease in operating costs at facilities acquired or developed prior to June 1, 2008.
Cost of services expenses in our ancillary services segment, prior to intersegment eliminations, decreased $0.8 million, or 2.2%, to $35.0 million in the three months ended September 30, 2009, from $35.8 million in the three months ended September 30, 2008. Cost of services expenses were 90.4% of total ancillary services segment revenue of $38.7 million in the three months ended September 30, 2009, as compared to 91.8% of total ancillary services segment revenue of $39.0 million in the three months ended September 30, 2008. The decrease in our ancillary services segment cost of services expenses resulted from a $0.5 million, or 1.6%, decrease in operating expenses related to our rehabilitation therapy services to $30.0 million in the three months ended September 30, 2009, from $30.5 million in the three months ended September 30, 2008, and a $0.3 million, or 5.7%, decrease in operating expenses related to our hospice business. Prior to intersegment eliminations, cost of services expenses related to our rehabilitation therapy services were 84.0% of total rehabilitation therapy revenue of $35.7 million in the three months ended September 30, 2009, as compared to 90.8%, of total rehabilitation therapy revenue of $33.6 million in the three months ended September 30, 2008. The increase in rehabilitation therapy margin was due primarily to a decrease in bad debt expense. Cost of services expenses related to our hospice services were 98.0% of total hospice revenue before including the 2009 cap overage of $2.1 million, resulting in revenue of $5.1 million in the three months ended September 30, 2009, as compared to 98.1% of total hospice revenue of $5.4 million in the three months ended September 30, 2008. Cost of services expense in our hospice business was challenged by labor inefficiencies in our California operations.

Rent Cost of Revenue. Rent cost of revenue decreased by $0.3 million, or 6.3% to $4.5 million, or 2.4% of revenue, in the three months ended September 30, 2009, from $4.8 million, or 2.6% of revenue, in the three months ended September 30, 2008.
General and Administrative Services Expenses. Our general and administrative services expenses increased $0.3 million, or 5.0%, to $6.3 million, or 3.4% of revenue, in the three months ended September 30, 2009 from $6.0 million, or 3.3% of revenue, in the three months ended September 30, 2008. The increase in our general and administrative expenses was primarily the result of increased headcount for certain administrative functions.
Depreciation and Amortization. Depreciation and amortization increased by $0.7 million, or 13.2%, to $6.0 million, or 3.2% of revenue, in the three months ended September 30, 2009, from $5.3 million, or 2.9% of revenue, in the three months ended September 30, 2008. This increase primarily resulted from increased depreciation and amortization related to the opening of the Dallas Center of Rehabilitation skilled nursing facility as well as new assets placed in service during 2008 and 2009. We expect that depreciation costs will continue to increase as we place additional Express Recovery™ Units in service over the remainder of 2009.
Interest Expense. Interest expense decreased by $0.8 million, or 8.7%, to $8.4 million in the three months ended September 30, 2009, from $9.2 million in the three months ended September 30, 2008. The decrease in our interest expense was primarily due to a decrease in the average interest rate on our debt from 7.1% for the three months ended September 30, 2008, to 5.8% for the three months ended September 30, 2009, which resulted in a $1.6 million savings. Average debt outstanding decreased by $4.5 million, from $474.9 million for the three months ended September 30, 2008 to $470.4 million for the three months ended September 30, 2009, which resulted in a decrease in interest expense of $0.1 million. The remainder of the variance in interest expense was primarily due to a $0.2 million decrease in capitalized interest expense and an increase of $0.6 million in deferred financing fee amortization as a result of fees paid to extend the maturity date of our revolving credit facility in April 2009.
Interest Income. Interest income increased by $0.1 million, or 50.0%, to $0.3 million in the three months ended September 30, 2009 from $0.2 million in the three months ended September 30, 2008 due to an increase in outstanding notes receivable.
Equity in Earnings of Joint Venture. Equity earnings of joint venture increased by $0.1 million, or 16.7%, to $0.7 million, or 0.4% of revenue, in the three months ended September 30, 2009, from $0.6 million, or 0.3% of revenue, in the three months ended September 30, 2008. The increase was due to the increased profitability of our pharmacy joint venture.
Provision for Income Taxes. Our provision for income taxes for the three months ended September 30, 2009 was $2.4 million, or 20.7% of pre-tax earnings from continuing operations, as compared to $1.9 million and 18.2% of pre-tax earnings from continuing operations for the three months ended September 30, 2008. The increase in tax expense during the three months ended September 30, 2009 was due primarily to a $1.2 million increase in pre-tax earnings from continuing operations as compared to the prior period. The effective rates for the three months ended September 30, 2009 and 2008 were below our statutory rate primarily as a result of reductions of $1.9 million and $1.4 million, respectively, in our accrual for unrecognized tax benefits due to expirations of statutes of limitations.
EBITDA. EBITDA increased by $1.1 million, or 4.4%, to $25.9 million in the three months ended September 30, 2009, from $24.8 million in the three months ended September 30, 2008. The $1.1 million increase was primarily related to the $5.9 million increase in revenue for the period and $0.3 million decrease in rent cost of revenue offset by the $5.1 million increase in cost of services expenses, and $0.3 million increase in general and administrative service expenses, all discussed above.
Net Income from Continuing Operations. Net income from continuing operations increased by $0.7 million, or 8.1%, to $9.3 million in the three months ended September 30, 2009, from $8.6 million in the three months ended September 30, 2008. The $0.7 million increase was related primarily to the $1.1 million increase in EBITDA, the $0.1 million increase in interest income, and the $0.8 million decrease in interest expense, offset by the $0.5 million increase in income tax expense, and the $0.7 million increase in depreciation and amortization, all discussed above.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Revenue. Revenue increased $27.2 million, or 5.0%, to $570.8 million in the nine months ended September 30, 2009, from $543.5 million in the nine months ended September 30, 2008.
Revenue in our long-term care services segment increased $21.9 million, or 4.6%, to $499.4 million in the nine months ended September 30, 2009, from $477.4 million in the nine months ended September 30, 2008. The increase in long-term care services segment revenue resulted primarily from an $18.1 million, or 3.9%, increase in our skilled nursing facilities revenue and a $3.8 million, or 26.6%, increase in our assisted living facilities revenue. The increase in skilled nursing facilities revenue resulted from a $6.3 million increase due to our April 2008 acquisition of a skilled nursing facility in Kansas, opening of the Dallas Center of Rehabilitation in April 2009, and acquisition of The Rehabilitation Center of Des Moines and a $28.9 million increase due to higher rates from Medicare, Medicaid and managed care pay sources offset by a $18.5 million decrease due to a decline in occupancy rates and skilled mix. Our average daily number of skilled nursing patients decreased by 19, or 0.2%, to 7,623 in the nine months ended September 30, 2009, from 7,642 in the nine months ended September 30, 2008. Our average daily Part A Medicare rate increased 6.4% to $500 in the nine months ended September 30, 2009, from $470 in the nine months ended September 30, 2008 as a result of market basket increases provided under the Medicare program, as well as a higher patient acuity mix from the expansion of our Express Recovery™ Unit services. Our average daily Medicaid rate increased 5.8% to $145 in the nine months ended September 30, 2009, from $137 per day in the nine months ended September 30, 2008, primarily due to increased Medicaid rates in Texas, California and Missouri. The $3.8 million increase in assisted living facilities revenue is primarily attributed to the acquisition of the Kansas assisted living facilities in September 2008 as well as the opening of our facility in Tonganoxie, Kansas earlier this year. Our skilled mix declined to 23.5% in the nine months ended September 30, 2009, from 24.4% in the nine months ended September 30, 2008 primarily due to a decrease in average length of stay for our skilled patients as well as a reduction in Medicare census from lower acute-care hospital admissions as a result of the challenging economic environment and competitive pressures in a handful of facilities.
Revenue in our ancillary services segment, excluding intersegment revenue, increased $5.3 million, or 8.0%, to $71.4 million in the nine months ended September 30, 2009, from $66.1 million in the nine months ended September 30, 2008. This increase in our ancillary services segment revenue resulted from a $5.5 million, or 10.6%, increase in rehabilitation therapy services, offset by a $0.2 million, or 1.3%, decrease in revenue from our hospice business. The increase in rehabilitation therapy revenue resulted primarily from a $5.1 million, or 13.5%, increase in therapy services under existing third-party facility contracts due to higher rates, increased census and improved Medicare Part A RUG distribution. The margins on the cancelled contracts are significantly below the overall margin of the therapy business. Hospice revenue decreased as a result of accruing a Medicare cap contractual adjustment of $2.1 million in the three months ended September 30, 2009.
Cost of Services Expenses. Our cost of services expenses increased $22.6 million, or 5.2%, to $456.3 million, or 79.9% of revenue, in the nine months ended September 30, 2009, from $433.7 million, or 79.8% of revenue, in the nine months ended September 30, 2008.
Cost of services expenses in our long-term care services segment, prior to intersegment eliminations, increased $18.2 million, or 4.7%, to $403.0 million, or 80.7%, of our long-term care services segment revenue in the nine months ended September 30, 2009, from $384.8 million, or 80.6%, of our long-term care services segment revenue in the nine months ended September 30, 2008. The cost of services expenses recorded in the nine months ended September 30, 2009 and September 30, 2008, were each 81.0% of revenue, excluding the respective $1.7 million decrease and $2.0 million decrease in calculated self-insured general and professional liability and workers’ compensation insurance reserves.
The increase in long-term care services segment cost of services expenses resulted primarily from a $10.6 million, or 2.9%, increase in cost of services expenses at our skilled nursing facilities and a $3.3 million, or 34.7%, increase in cost of services expenses at our assisted living facilities.
Cost of services expenses at our skilled nursing facilities increased $6.6 million due to the acquisition of a Kansas facility in April 2008, the opening of the Dallas Center of Rehabilitation and acquisition of the Rehabilitation Center of Des Moines, and $3.9 million resulted from operating costs increasing at facilities acquired or developed prior to January 1, 2008 by $5 per patient day, or 2.9%, to $179 per patient day in the nine months ended September 30, 2009, from $174 per patient day in the nine months ended September 30, 2008. The $3.9 million increase in operating costs resulted from a $7.6 million increase in labor costs, or 5.9%, on a per patient day basis, as the fixed labor costs increased as a percent of total labor costs due to the decline in census and also due to slight labor rate increases. These labor cost increases were offset by a $2.5 million decrease in ancillary costs, and a $1.2 million decrease in other expenses such as food, therapy, and other purchased services, due to the decreased census. Cost of services expenses at our assisted living facilities increased $3.3 million due to the acquisition of seven assisted living facilities in September 2008 and the opening of our Tonganoxie facility in April 2009.

Cost of services expenses in our ancillary services segment, prior to intersegment eliminations, increased $4.7 million, or 4.7%, to $105.6 million in the nine months ended September 30, 2009, from $100.9 million in the nine months ended September 30, 2008. Cost of services expenses were 86.8% of total ancillary services segment revenue of $121.6 million in the nine months ended September 30, 2009, as compared to 87.4% of total ancillary services segment revenue of $115.4 million in the nine months ended September 30, 2008. The increase in our ancillary services segment cost of services expenses resulted from a $2.9 million, or 3.3%, increase in operating expenses related to our rehabilitation therapy services to $90.4 million in the nine months ended September 30, 2009, from $87.5 million in the nine months ended September 30, 2008, and a $1.8 million, or 13.4%, increase in operating expenses related to our hospice business. Prior to intersegment eliminations, cost of services expenses related to our rehabilitation therapy services were 84.2% of total rehabilitation therapy revenue of $107.4 million in the nine months ended September 30, 2009, as compared to 86.6% of total rehabilitation therapy revenue of $101.0 million in the nine months ended September 30, 2008. The increase in rehabilitation therapy margin was primarily due to increased labor productivity as well as lower bad debt expense. Cost of services expenses related to our hospice services were 93.3% of total hospice revenue before including the 2009 cap overage of $2.1 million, resulting in revenue of $16.3 million in the nine months ended September 30, 2009, as compared to 93.1% of total hospice revenue of $14.4 million in the nine months ended September 30, 2008. Cost of services expense in our hospice business was challenged by labor inefficiencies in our California operations.
Rent Cost of Revenue. Rent cost of revenue decreased by $0.1 million, or 0.7%, to $13.6 million, or 2.4% of revenue, in the nine months ended September 30, 2009, from $13.7 million, or 2.5% of revenue, in the nine months ended September 30, 2008.
General and Administrative Services Expenses. Our general and administrative services expenses increased $1.6 million, or 9.0%, to $19.4 million, or 3.4% of revenue, in the nine months ended September 30, 2009 from $17.8 million, or 3.3% of revenue, in the nine months ended September 30, 2008. The increase in our general and administrative expenses was primarily the result of $0.9 million of expense incurred related to the restatement of our financial results and increased headcount for certain administrative functions.
Depreciation and Amortization. Depreciation and amortization increased by $1.9 million, or 12.3%, to $17.4 million, or 3.0% of revenue, in the nine months ended September 30, 2009, from $15.5 million, or 2.9% of revenue, in the nine months ended September 30, 2008. This increase primarily resulted from increased depreciation and amortization related to the opening of the Dallas Center of Rehabilitation skilled nursing facility as well as new assets placed in service during 2008 and 2009. We expect that depreciation costs will continue to increase as we place additional Express Recovery™ Units in service over the remainder of 2009.
Interest Expense. Interest expense decreased by $3.3 million, or 11.8%, to $24.7 million in the nine months ended September 30, 2009, from $28.0 million in the nine months ended September 30, 2008. The decrease in our interest expense was primarily due to a decrease in the average interest rate on our debt from 7.2% for the nine months ended September 30, 2008, to 5.9% for the nine months ended September 30, 2009, which resulted in a $4.7 million savings. Average debt outstanding increased by $7.3 million, from $471.7 million for the nine months ended September 30, 2008 to $479.0 million for the nine months ended September 30, 2009, which resulted in additional interest expense of $0.4 million. The remainder of the variance in interest expense was due to a $0.1 million decrease in capitalized interest expense related to the development of long-term care facilities and a $1.1 million increase in deferred financing fee amortization as a result of fees paid to extend the maturity date of our revolving credit facility in April 2009.

Interest Income. Interest income increased by $0.4 million, or 80.0%, to $0.9 million in the nine months ended September 30, 2009 from $0.5 million in the nine months ended September 30, 2008 due to an increase in outstanding notes receivable.
Equity in Earnings of Joint Venture. Equity earnings of joint venture increased by $0.5 million, or 29.4% to $2.2 million, or 0.4% of revenue, in the nine months ended September 30, 2009, from $1.7 million, or 0.3% of revenue, in the nine months ended September 30, 2008. The increase was due to increased profitability in our pharmacy joint venture.
Provision for Income Taxes. Our provision for income taxes for the nine months ended September 30, 2009 was $14.0 million, or 32.9% of pre-tax earnings from continuing operations, as compared to $12.4 million and 33.4% of pre-tax earnings from continuing operations for the nine months ended September 30, 2008. The increase in tax expense during the nine months ended September 30, 2009 was due to a $5.3 million increase in pre-tax earnings from continuing operations as compared to the prior period. The effective rates for the nine months ended September 30, 2009 and 2008 were below our statutory rate primarily as a result of reductions of $2.2 million and $1.5 million, respectively, in our accrual for unrecognized tax benefits due to expirations of statutes of limitations.
EBITDA. EBITDA increased by $3.4 million, or 4.2%, to $83.7 million in the nine months ended September 30, 2009, from $80.3 million in the nine months ended September 30, 2008. The $3.4 million increase was primarily related to the $27.2 million increase in revenue and $0.1 million decrease in rent cost of revenue for the period offset by the $22.6 million increase in cost of services expenses, and $1.6 million increase in general and administrative service expenses, all discussed above.
Net Income from Continuing Operations. Net income from continuing operations increased by $3.7 million, or 14.9%, to $28.5 million in the nine months ended September 30, 2009, from $24.8 million in the nine months ended September 30, 2008. The $3.7 million increase was related primarily to the $3.4 million increase in EBITDA, the $0.4 million increase in interest income, and the $3.3 million decrease in interest expense offset by the increase in income tax expense of $1.6 million, and the increase in depreciation and amortization of $1.9 million, all discussed above.

Liquidity and Capital Resources
The following table presents selected data from our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Cash Flows from Continuing Operations
Net cash provided by operating activities	$45,407	$46,592
Net cash used in investing activities	(30,832)	(57,565)
Net cash (used in) provided by financing activities	(13,777)	10,288
Cash flows from discontinued operations	390	—

Net increase (decrease) in cash and equivalents	1,188	(685)
Cash and equivalents at beginning of period	2,047	5,012

Cash and equivalents at end of period	$3,235	$4,327

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Our principal sources of liquidity are cash generated by our operating activities and borrowings under our first lien revolving credit facility.
At September 30, 2009, we had cash of $3.2 million. Our available cash is held in accounts at third-party financial institutions. We have periodically invested in AAA money market funds. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.
Net cash provided by operating activities from continuing operations primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, as well as the effect of changes in working capital and other activities. Cash provided by operating activities from continuing operations for the nine months ended September 30, 2009 was $45.4 million and consisted of net income of $28.1 million, and adjustments for non-cash items of $33.0 million, offset by $15.7 million used for working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $16.7 million, a $2.2 million decrease in insurance liability risks, and a $7.1 million decrease in accounts payable and accrued liabilities, offset by a $3.4 million payment in notes receivable, a $5.8 million decrease in other current and non-current assets, a $0.8 million increase in other long-term liabilities and a $0.3 million increase in employee compensation benefits. The increase in accounts receivable offset by collections was due primarily to an increase in revenue for the nine months ended September 30, 2009, as compared to the year ago comparable period. Days sales outstanding for continuing operations decreased slightly from 49.9 for the three months ended December 31, 2008 to 49.6 for the three months ended September 30, 2009. The decrease in accounts payable and accrued liabilities was primarily due to the timing of interest payments on our senior subordinated debt.
Net cash provided by operating activities in the nine months ended September 30, 2008 was $46.6 million and consisted of net income of $24.8 million and adjustments for non-cash items of $25.9 million, offset by $4.1 million used for working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $10.8 million, a $6.2 million decrease in accounts payable and accrued liabilities, offset by a decrease of $3.9 million in payments on notes receivable, a $0.5 million decrease in other current and non-current assets, a $1.9 million increase in insurance liability risks, a $2.4 million increase in employee compensation benefits and a $4.2 million increase in other long-term liabilities

Net cash used in investing activities for the nine months ended September 30, 2009 of $30.8 million was primarily attributable to capital expenditures of $29.2 million and acquisitions of healthcare facilities of $1.7 million. The capital expenditures consisted of $7.7 million for construction of new healthcare facilities, $6.5 million for expansion of our Express Recovery™ Unit program and $15.0 million of routine capital expenditures.
Net cash used in investing activities for the nine months ended September 30, 2008 of $57.6 million was primarily attributable to capital expenditures of $34.5 million, $11.7 million of which related to the development of a skilled nursing facility in Texas, $8.9 million of which related to Express Recovery™ Units being put in place at our existing skilled nursing facilities, and $13.9 million of which related to routine capital expenditures. The balance of the cash used in investing activities consisted primarily of $23.1 million used to acquire healthcare facilities, $8.9 million of which was used to acquire seven assisted living facilities located in Kansas in September 2008, and $13.2 million of which was used to acquire the real property and assets of a 152-bed skilled nursing facility and an adjacent 34-unit assisted living facility located in Wichita, Kansas.
Net cash used by financing activities for the nine months ended September 30, 2009 of $13.7 million primarily reflects net borrowings under our line of credit of $2.0 million, offset by scheduled debt repayments of $7.8 million and additions to deferred financing fees of $8.0 million.
Net cash provided by financing activities for the nine months ended September 30, 2008 of $10.3 million primarily reflects net borrowings under our line of credit of $18.0 million, offset by scheduled debt repayments of $6.4 million and a $1.4 million increase in deferred financing fees.
Principal Debt Obligations and Capital Expenditures
We are significantly leveraged. As of September 30, 2009, we had $472.5 million in aggregate indebtedness outstanding, consisting of $129.5 million principal amount of our 11.0% senior subordinated notes (net of the unamortized portion of the original issue discount of $0.5 million), a $249.0 million first lien senior secured term loan that matures on June 15, 2012, $83.0 million principal amount outstanding under our $135.0 million revolving credit facility, and capital leases and other debt of approximately $11.0 million. Furthermore, we had $4.6 million in outstanding letters of credit against our $135.0 million revolving credit facility, leaving approximately $47.4 million of additional borrowing capacity under our amended senior secured credit facility as of September 30, 2009.
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
Under the terms of our amended senior secured credit facility, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum interest coverage minimum ratio as well as a maximum leverage ratio. The covenants also include annual and lifetime limitations, including the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Furthermore, in addition to a $2.6 million annual permanent reduction requirement, we must permanently reduce the principal amount of debt outstanding by applying the proceeds from any asset sale, insurance or condemnation payments, issuance of additional indebtedness or equity, and 25% to 50% of excess cash flows from operations based on the leverage ratio then in effect. We believe that we were in compliance with our debt covenants as of September 30, 2009.
Substantially all of our companies guarantee our 11.0% senior subordinated notes, the first lien senior secured term loan and our revolving credit facility. We have no independent assets or operations and the guarantees provided by our companies are both full and unconditional and joint and several.
We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to approximately $1,550 per bed, or approximately $16.0 million in capital expenditures in 2009 on our existing facilities. In addition, we are continuing with the expansion of our Express Recovery™ Units. These units cost, on average, between $0.4 million and $0.6 million each. We completed seven Express Recovery™ Units as of September 30, 2009. We are in the process of developing an additional two Express Recovery™ Units that are scheduled to be completed by December 31, 2009.

Our relationship with Baylor Healthcare System offers us the ability to build long-term care facilities selectively on Baylor acute campuses. In the first quarter of 2009, we completed a 136-bed skilled nursing facility in downtown Dallas. We currently have two facilities we are planning and/or developing at or near Baylor Hospitals in Texas; one to be located in downtown Fort Worth, on which we broke ground in the first quarter of 2009, and another in Garland, Texas, a northern suburb of Dallas, where we recently acquired the land adjacent to the Baylor Garland Hospital that is in the design and site preparation phase.
As of September 30, 2009, we had outstanding purchase commitments of $10.3 million related to our skilled nursing facility currently under development in Fort Worth, Texas, which we expect to complete by the end of 2010. Finally, we may also invest in expansions of our existing facilities and the acquisition or development of new facilities. We currently anticipate that we will incur total capital expenditures in 2009 of approximately $36.0 million to $38.0 million. Due to the proposed slowdown in the growth of Medicare and Medicaid spending, we will continue to assess our capital spending plans going forward. For more detailed information regarding the slowdown in growth of Medicare and Medicaid spending, see “Sources of Revenue—Medicare” in Part I, Item 2 and “Risk Factors” in Part II, Item 1A of this Quarterly Report.
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
In November 2007, we entered into an interest rate swap agreement in the notional amount of $100.0 million, maturing on December 31, 2009. Under the terms of the swap agreement, we will be required to pay a fixed interest rate of 4.4%, plus a 2.0% margin, or 6.4% in total. In exchange for the payment of the fixed rate amounts, we will receive floating rate amounts equal to the three-month LIBOR rate in effect on the effective date of the swap agreement and the subsequent reset dates, which are the quarterly anniversaries of the effective date. The effect of the swap agreement is to convert $100.0 million of variable rate debt into fixed rate debt, with an effective interest rate of 6.4%.
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

We estimate our general and professional liability reserves on a quarterly basis and our workers’ compensation reserve on a semiannual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry’s loss history. Based upon these analyses, at September 30, 2009, we had reserved $25.6 million for known or unknown or potential uninsured general and professional liability claims and $14.9 million for workers’ compensation claims. We have estimated that we may incur approximately $6.5 million for general and professional liability claims and $4.1 million for workers’ compensation claims for a total of $10.6 million to be payable within 12 months; however, there are no set payment schedules and we cannot assure you that the payment amount in 2009 will not be significantly larger or smaller. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future general and professional liability or workers’ compensation insurance will be available at a reasonable price or that we will not have to further increase our levels of self-insurance. For a detailed discussion of our general and professional liability and workers’ compensation reserve, see “Business — Insurance” in Part 1, Item 1 in our 2008 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.
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
As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to borrowers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition. Although we recently were able to extend the maturity of our revolving loan commitments and maintain existing interest rate spreads on that credit facility (see -“Principal Debt Obligations and Capital Expenditures” above), if these market conditions continue, they may impact our ability in the future to timely replace maturing liabilities, access the capital markets to meet liquidity needs, and service or refinance our 11.0% senior subordinated notes and our senior secured credit facilities, resulting in an adverse effect on our financial condition, including liquidity, capital resources and results of operations.
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

Recent Accounting Standards
See Item 2 of Part I, “Financial Statements — Note 3 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements.”
Off-Balance Sheet Arrangements
We have outstanding letters of credit of $4.6 million under our $135.0 million revolving credit facility as of September 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow may be adversely affected. We routinely monitor our risks associated with fluctuations in interest rates and consider the use of derivative financial instruments to hedge these exposures. We do not enter into derivative financial instruments for trading or speculative purposes nor do we enter into energy or commodity contracts.
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
The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Months Ending September 30,
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed-rate debt (1)	$7,376	$140	$148	$157	$130,167	$833	$138,821	$143,371
Average interest rate	3.5%	6.0%	6.0%	6.0%	11.0%	6.0%

Variable-rate debt	$2,600	$2,600	$326,750	$—	$—	$—	$331,950	$314,524
Average interest rate(2)	2.6%	3.9%	5.2%	—	—	—

(1)	Excludes unamortized original issue discount of $0.5 million on our 11.0% senior subordinated notes.

(2)	Based on implied forward three-month LIBOR rates in the yield curve as of September 30, 2009.
For the nine months ended September 30, 2009, the loss recognized from converting from floating rate (three-month LIBOR) to fixed rate for a portion of the interest payments under our long-term debt obligations was approximately $2.4 million. At September 30, 2009, an unrealized loss of $0.6 million (net of income tax) is included in accumulated other comprehensive loss. Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreement as of September 30, 2009 (dollars in thousands):

	Notional	Trade	Effective		Nine Months Ended	Fair Value
Loan	Amount	Date	Date	Maturity	September 30, 2009	(Pre-tax)
First Lien	$100,000	10/24/07	10/31/07	12/31/09	$1,219	$(1,015)
The fair value of interest rate swap agreements designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. We evaluate the effectiveness of the cash flow hedge, in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” on a quarterly basis. Should the hedge become ineffective, the change in fair value would be recognized in our consolidated statements of operations. Should the counterparty’s credit rating deteriorate to the point at which it would be likely for the counterparty to default, the hedge would be ineffective.

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

To remediate the material weakness described above and enhance our internal control over financial reporting, management has implemented the changes listed below in addition to the changes reported in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009:
•	We have tightened the access and user rights on each of the applications that have a direct impact on financial reporting. We continue to monitor on a routine basis access and user rights to our reporting systems in an ongoing effort to improve the security of our financial reporting systems.
•	We segregated testing and training environments from the production environment in all key applications.
•	We implemented regularly scheduled segregation of duties reviews for conflicts identified by management, to be performed on each of the applications which have a direct impact on financial reporting, and completed initial reviews for each such application.
Other than as described above, during the three months ended September 30, 2009, there was no change in our internal control over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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
In the nine months ended September 30, 2009, we received approximately 44.5% and 25.2% of our revenue from operations in California and Texas, respectively, and in the nine months ended September 30, 2008, we received approximately 44.8% and 25.4% of our revenue from operations in California and Texas, respectively. Accordingly, isolated economic conditions and changes in state healthcare spending prevailing in either of these markets could affect the ability of our patients and third-party payors to reimburse us for our services, either through a reduction of the tax base used to generate state funding of Medicaid programs, an increase in the number of indigent patients eligible for Medicaid benefits, changes in state funding levels or healthcare programs or other factors. An economic downturn or changes in the laws affecting our business in these markets could have a material adverse effect on our financial position, results of operations and cash flows.
We expect the federal and state governments to continue their efforts to contain growth in Medicaid expenditures, which could adversely affect our revenue and profitability.
We receive a significant portion of our revenue from Medicaid, which accounted for 31.7% and 31.1% of our total revenue for the nine months ended September 30, 2009 and 2008, respectively. In addition, many private payors for our third-party rehabilitation therapy services are reimbursed under the Medicaid program for services that we provided to patients. Accordingly, if Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program that are disadvantageous to our business or industry, our business and results of operations could be adversely affected.
Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending. For example, the DRA included several measures that are expected to reduce Medicare and Medicaid payments to skilled nursing facilities by $100.0 million over five years (2006-2010). These included limiting the circumstances under which an individual may become financially eligible for nursing home services under Medicaid, which could result in fewer patients being able to afford our services. Moreover, the federal Medicaid Integrity Contractor (MIC) program is increasing the scrutiny placed on Medicaid payments, and could result in recoupments of alleged overpayments in an effort to rein in Medicaid spending; the Mid-Session Review of the presidential budget submitted for federal fiscal year 2010 included, through federal fiscal year 2014, $490.0 million in savings from improving “Medicare and Medicaid program integrity,” and another $175.0 million in Medicaid savings through implementation of coding edits to ensure “appropriate Medicaid payments.” It is uncertain what proportion of these estimated cost savings will come from recoupments against long-term care facilities. However, despite the savings projected from effectively reducing payments to Medicaid providers, we note that the Mid-Session Review of the presidential budget submitted for federal fiscal year 2010 also included an outlay of $1.479 billion for Medicaid spending through federal fiscal year 2014, with a net increase in Medicaid outlays of $48.0 billion during the same time period. In fiscal year 2010, for example, the Federal share of current law Medicaid outlays is expected to be $284.0 billion, a

$26.0 billion (10.1%) increase over projected fiscal year 2009 spending. Some of the projected increases in Medicaid outlays are pursuant to the American Recovery and Reinvestment Act, passed in February 2009, which contained several temporary measures expected to increase Medicaid expenditures. In order to qualify for increases in Medicaid matching funds from the federal government, states cannot implement eligibility standards, methodologies or procedures that are more restrictive than those in effect as of July 1, 2008 and, in addition, must comply with prompt pay requirements when making Medicaid payments. We can provide no assurances regarding the temporary measures’ actual effect on Medicaid claims payment in any particular state, whether these temporary measures will eventually be made permanent, or what effect, if any, they will have on our business. Despite these temporary measures and the general projected increase in overall Medicaid expenditures over the next five years, we expect continued efforts to contain Medicaid expenditures generally.
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
We are subject to a Medicare cap amount for our hospice business, which is calculated by Medicare. Our net patient service revenue and profitability could be adversely affected by limitations on Medicare payments.
Overall payments made by Medicare to us are subject to a cap amount calculated by the Medicare fiscal intermediary at the end of each hospice cap period. The hospice cap period runs from November 1 through October 31. Total Medicare payments received by each of our Medicare-certified program during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned by us to Medicare. The cap amount is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory Medicare cap amount that is indexed for inflation. The Medicare cap amount is reduced proportionately for Medicare patients who transferred into or out of our hospice programs and either received or will receive hospice services from another hospice provider. The hospice cap amount is computed on a hospice-specific basis.

Our net patient service revenue for the three months ended September 30, 2009 was reduced by approximately $2.1 million as a result of our hospice programs exceeding the Medicare cap. Our ability to comply with this limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that additional hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not differ materially from the actual Medicare cap amount.
The accuracy of our estimates of the Medicare cap contractual adjustment is affected by many factors, including:
•	the actual number of Medicare beneficiary patient admissions and discharges and the dates of occurrence of each;
•	changes in the average length of stay at our hospice programs;
•	fluctuations in admissions and discharges at our hospice programs;
•	possible enrollment of beneficiaries in our hospice programs who may have previously elected Medicare hospice coverage through another hospice program and whose Medicare cap amount is prorated for the days of service for the previous hospice admission;
•	fiscal intermediary disallowances of certain beneficiaries and changes in calculation methodology;
•	uncertainty surrounding length of patient stay in various patient groups, particularly with respect to non-cancer patients; and
•	the fact that we are not advised of the Medicare cap amount that will be used by Medicare to calculate our Medicare cap contractual adjustment until the latter part of the Medicare cap year, requiring us to use an estimate of that amount throughout the year.
As a result of exceeding the hospice cap for the period from November 1, 2008 through October 31, 2009, we will be required to repay a portion of payments previously received from Medicare. We actively monitor the Medicare cap amount and seek to implement corrective measures as necessary. We maintain what we believe are adequate allowances in the event that we exceed the Medicare cap in any give fiscal year; however, because of the many variables involved in estimating the Medicare cap contractual adjustment that are beyond our control, we cannot assure you that we will not increase or decrease our estimated contractual allowance in the future.

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

SKILLED HEALTHCARE GROUP, INC.

Date: November 3, 2009	/s/ Devasis Ghose
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