Form 10-K
period 2009-12-31
Skilled Healthcare Group, Inc.
filed 2010-02-09
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33459

Skilled Healthcare Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3934755
(State of Incorporation)	(I.R.S. Employer Identification Number)

27442 Portola Parkway, Suite 200 Foothill Ranch, CA	92610
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number: (949) 282-5800

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the shares of class A common stock, par value $0.001, and class B common stock, par value $0.001, held by non-affiliates of the registrant, computed based on the closing sale price of $7.50 per share as reported by The New York Stock Exchange, was approximately $154.5 million. The aggregate number of shares held by non-affiliates is calculated by excluding all shares held by executive officers, directors and holders known to hold 5% or more of the voting power of the registrant’s common stock. As of February 5, 2010, there were 20,337,232 shares of the registrant’s class A common stock issued and outstanding and 17,000,668 shares of the registrant’s class B common stock issued and outstanding.

Documents Incorporated by Reference:

The information called for by Part III is incorporated by reference to the Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than April 30, 2010.

SKILLED HEALTHCARE GROUP, INC.

ANNUAL REPORT

i

PART I

Item 1.	Business

Overview

We are a holding company that owns subsidiaries that operate skilled nursing facilities, assisted living facilities, hospices, and a rehabilitation therapy business. We have an administrative service company that provides a full complement of administrative and consultative services that allows our facility operators and third-party facility operators with whom we contract to better focus on delivery of healthcare services. We have one such service agreement with an unrelated facility operator. These subsidiaries focus on providing high-quality care to our patients and have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. References in this report to the “Company,” “we,” “us” and “our” refer to Skilled Healthcare Group, Inc. and its wholly owned companies, unless the context requires otherwise. As of December 31, 2009, we owned or leased 78 skilled nursing facilities and 22 assisted living facilities, together comprising 10,954 licensed beds. Our facilities, approximately 74.0% of which we own, are located in California, Texas, Iowa, Kansas, Missouri, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. For the year ended December 31, 2009, we generated approximately 84.6% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, and hospice care.

2009 Acquisitions and Developments

We admitted our first patients in March 2009 to our newly constructed skilled nursing facility, the Dallas Center of Rehabilitation, in Dallas, Texas, which has received its state license as well as Medicaid and Medicare certifications.

We acquired a 74-bed, skilled nursing facility located in Des Moines, Iowa, in April 2009 for approximately $1.7 million.

In April 2009, we completed construction of Vintage Park at Tonganoxie, an assisted living facility in the Kansas City market, with 41 units.

In December 2009, we acquired a 118-bed, skilled nursing facility located in Davenport, Iowa, for approximately $2.2 million.

Operations

Our services focus primarily on the medical and physical issues facing elderly high-acuity patients and are provided by our skilled nursing companies, assisted living companies, integrated and third-party rehabilitation therapy business and hospice business.

We have two reportable operating segments—long-term care, or LTC, which includes the operation of skilled nursing and assisted living facilities and is the most significant portion of our business, and ancillary services, which includes our integrated and third-party rehabilitation therapy and hospice businesses. Our administrative and consultative services that are attributable to the reportable segments are allocated accordingly. For information regarding the financial performance of our reportable operating segments, see the notes to our consolidated financial statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009 in “Notes to Consolidated Financial Statements, Note 5—Business Segments.”

Long-Term Care Services Segment

Skilled Nursing Facilities

As of December 31, 2009, our skilled nursing companies provided skilled nursing care at 78 regionally clustered facilities, having 9,704 licensed beds, in California, Texas, Iowa, Kansas, Missouri, Nevada and New Mexico. We have developed programs for, and actively market our services to, high-acuity patients, who are typically admitted to our facilities as they recover from strokes, other neurological conditions, cardiovascular and respiratory ailments, joint replacements and other muscular or skeletal disorders.

We use interdisciplinary teams of experienced medical professionals, including therapists, to provide services prescribed by physicians. These teams include registered nurses, licensed practical nurses, certified nursing assistants and other professionals who provide individualized comprehensive nursing care 24 hours a day. Many of our skilled nursing facilities are equipped to provide specialty care, such as chemotherapy, enteral/parenteral nutrition, tracheotomy care, and ventilator care. We also provide standard services to each of our skilled nursing patients, including room and board, special nutritional programs, social services, recreational activities and related healthcare and other services.

In December 2004, we introduced our Express Recovery™ program, which uses a dedicated unit within a skilled nursing facility to deliver a comprehensive rehabilitation regimen in accommodations uniquely designed to serve high-acuity patients. Each Express Recovery™ Unit can typically be entered without using the main facility entrance, permitting residents to bypass portions of the facility dedicated to the traditional nursing home patient. Each Express Recovery™ Unit typically has 12 to 36 beds and provides skilled nursing care and rehabilitation therapy for patients recovering from conditions such as joint replacement surgery, and cardiac and respiratory ailments. Since introducing our Express Recovery™ program at several of our skilled nursing facilities our skilled mix at these facilities has increased, resulting in higher reimbursement rates. Skilled mix is the average daily number of Medicare and managed care patients we serve at our skilled nursing facilities divided by the average daily number of total patients we serve at our skilled nursing facilities. As of December 31, 2009, we operate 57 Express Recovery™ Units with 2,001 beds and we plan to expand four of our current facilities and complete the development of seven additional Express Recovery™ Units, adding approximately 260 beds by the end of 2010. We have an administrative service company that provides a full complement of administrative and consultative services that allows our facility operators and third-party facility operators with whom we contract to better focus on delivery of healthcare services. We have one such service agreement with an unrelated facility operator. The income associated with these services is included in LTC in our segment reporting as services are performed primarily by personnel in the LTC segment. Each of our facilities operates as a distinct company to better focus on service delivery and is supported by the administrative and consultative service company for efficient delivery of non-healthcare support services.

Assisted Living Facilities

We complement our skilled nursing care business by providing assisted living services at 22 facilities with 1,250 beds as of December 31, 2009. Our assisted living companies provide residential accommodations, activities, meals, security, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support, but not the level of nursing care provided in a skilled nursing facility. Our independent living units are non-licensed independent living apartments in which residents are independent and require no support with the activities of daily living.

Equity Investment in Pharmacy Joint Venture

We have an investment in APS—Summit Care Pharmacy, LLC, or APS—Summit Care, a limited liability company joint venture, which serves our pharmaceutical needs for a limited number of our Texas operations. APS—Summit Care is owned 50% by us and 50% by APS Acquisition, LLC. APS—Summit Care operates a pharmacy in Austin, Texas, through which we pay market value for prescription drugs and receive a 50% share of the net income related to this joint venture. The income associated with our joint venture is included in our other segment.

Ancillary Services Segment

Rehabilitation Therapy Services

As of December 31, 2009, we provided rehabilitation therapy services to a total of 163 healthcare facilities, including 68 facilities owned by us. In addition, we have contracts to manage the rehabilitation therapy services for our ten healthcare facilities in New Mexico. We provide rehabilitation therapy services at our skilled nursing facilities as part of an integrated service offering in connection with our skilled nursing care. We believe that an integrated approach to treating high-acuity patients enhances our ability to achieve successful patient outcomes and enables us to identify and treat patients who can benefit from our rehabilitation therapy services. We believe hospitals and physician groups refer high-acuity patients to our skilled nursing facilities because they recognize the value of an integrated approach to providing skilled nursing care and rehabilitation therapy services.

We believe that we have also established a strong reputation as a premium provider of rehabilitation therapy services to third-party skilled nursing operators in our local markets, with a recognized ability to provide these services to high-acuity patients. Our approach to providing rehabilitation therapy services for third-party operators emphasizes high-quality treatment and successful clinical outcomes. As of December 31, 2009, we employed approximately 1,034 full-time equivalent employees (primarily therapists) in our rehabilitation therapy business.

Hospice Care

We provide hospice services in California and New Mexico. Hospice services focus on the physical, spiritual and psychosocial needs of both terminally ill individuals and their families, and consist of palliative and clinical care, education and counseling. Our hospice business received licensure in California at the end of 2004 and in New Mexico in 2007.

Our Local Referral Network

Our sales and marketing team of regionally based professionals support our facility-based personnel who are responsible for marketing our high-acuity capabilities. These marketing efforts involve developing new referral relationships and managing existing relationships within our local network. Our facility-based personnel actively call on hospitals, hospital discharge planners, primary care physicians and various community organizations as well as specialty physicians, such as orthopedic surgeons, pulmonologists, neurologists and other medical specialties because these providers frequently treat patients who require physical therapy or other medically complex services that we provide.

We also have established strategic alliances with medical centers in our local markets, including Baylor Health Care System in Dallas, Texas, St. Joseph’s Hospital in Orange County, California, and White Memorial in Los Angeles, California. We believe that forming alliances with leading medical centers will improve our ability to attract high-acuity patients to our facilities because we believe that our associations with these medical centers typically enhance our reputation for providing high-quality care. As part of these alliances, the medical centers formally evaluate and provide input with respect to our quality of care. We believe these alliances provide us with significantly greater exposure to physicians and discharge staff at these medical centers, strengthening our relationships and reputation with these valuable referral sources. These medical centers may also seek to discharge their patients more rapidly into a facility where the patient will continue to receive high-quality care.

Payment Sources

We derive revenue primarily from the Medicare and Medicaid programs, managed care payors and private pay patients. Medicaid typically covers patients who require standard room and board services and provides reimbursement rates that are generally lower than rates earned from other sources. We use skilled mix to evaluate the patient acuity mix for our skilled nursing facilities over various periods. We monitor our quality mix, which is the percentage of non-Medicaid revenue from each of our businesses, to measure the level of more attractive reimbursements that we receive across each of our business units. We believe that our focus on attracting and providing integrated care for high-acuity patients has had a positive effect on our skilled mix and quality mix.

Sources of Reimbursement

We receive a majority of our revenue from Medicare and Medicaid. The Medicare and Medicaid programs generated approximately 34.8% and 32.2%, respectively, of our revenue for the year ended December 31, 2009 and approximately 36.5% and 31.4%, respectively, of our revenue for the year ended December 31, 2008. Changes in the reimbursement rates or the system governing reimbursement for these programs directly affect our business. In addition, our rehabilitation therapy services, for which we typically receive payment from private payors, are significantly dependent on Medicare and Medicaid funding, as those private payors are often reimbursed by these programs. In recent years, federal and state governments have enacted changes to these programs in response to increasing healthcare costs and budgetary constraints. See Item 1A of this report, “Risk Factors—Reductions in Medicare reimbursement rates, including annual caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary, or changes in the rules governing the Medicare program could have a material adverse effect on our revenue, financial condition and results of operations.” Our ability to remain certified as a Medicare and Medicaid provider depends on our ability to comply with existing and newly enacted laws or new interpretations of existing laws related to these programs. See Item 1 of this report, “Business—Government Regulation.”

Medicare

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

Medicare per diem rates for skilled nursing facilities

On July 31, 2008, CMS released its final rule on the fiscal year 2009 per diem payment rates for skilled nursing facilities. Under the final rule, CMS revised and rebased the skilled nursing facility market basket, resulting in a 3.4% market basket increase factor. Using this increase factor, the final rule increased aggregate payments to skilled nursing facilities nationwide by approximately $780.0 million. Additionally, in the final rule issued July 31, 2008, CMS decided to defer consideration of a possible reduction in payments to skilled nursing facilities related to a proposed readjustment to the refinement of nine new case mix groups, or parity adjustment, until 2009, when the fiscal year 2010 per diem payment rates would be set.

On August 11, 2009, CMS published its final rule on the fiscal year 2010 per diem payment rates for skilled nursing facilities. Under the final rule, CMS revised and rebased the skilled nursing facility market basket, resulting in a 2.2% market basket increase factor for fiscal year 2010. The fiscal year 2010 market basket adjustment will increase aggregate payments to skilled nursing facilities nationwide by approximately $690.0 million. Additionally, in the final rule, CMS recalibrated the parity adjustment to result in a reduction in payments to skilled nursing facilities by approximately 3.3%, or $1.05 billion. CMS noted that the negative $1.05 billion adjustment described in the final rule will be partially offset by the fiscal year 2010 market basket adjustment factor of 2.2%, or $690.0 million, with a net result of a reduction in payments to skilled nursing facilities of approximately $360.0 million. However, pending federal health reform legislative proposals may eliminate the market basket update provided in the final rule, which elimination could lead to a further reduction in payments to skilled nursing facilities. Given the substantial uncertainty surrounding federal health reform efforts, it is impossible to predict the likelihood of the elimination of the market basket update or any other proposed reductions in payments to skilled nursing facilities. Should federal health reform legislation or subsequent regulatory activities result in the reduction of payments to skilled nursing facilities, the loss of revenue associated with future changes in skilled nursing facility payments could, in the future, have an adverse impact on our financial condition or results of operations.

Medicare rates for hospice

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

Recent legislative actions impacting Medicare

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

Section 4541 of the Balanced Budget Act, or BBA, requires CMS to impose financial limitations or caps on outpatient physical, speech-language and occupational therapy services by all providers other than hospital outpatient departments. The law requires a combined cap for physical therapy and speech-language pathology, and a separate cap for occupational therapy, reimbursed under Part B. Due to a series of moratoria enacted subsequent to the BBA, the caps were only in effect in 1999 and for a few months in 2003. With the expiration of the most recent moratorium, the caps were reinstated on January 1, 2006 and were increased to $1,810 beginning on January 1, 2009. The therapy caps for calendar year 2010 for physical therapy and speech-language pathology services, combined, is $1,860; for occupational therapy services, the limit is also $1,860. These caps may result in decreased demand for rehabilitation therapy services that would otherwise be reimbursable under Part B, but for the caps.

CMS, as directed by the Deficit Reduction Act of 2005, or DRA, established a process to allow exceptions to the outpatient therapy caps for certain medically necessary services provided after January 1, 2006 for patients with certain conditions or multiple complexities whose therapy is reimbursed under Medicare Part B. The majority of the residents in our skilled nursing facilities and patients served by our rehabilitation therapy agencies whose therapy is reimbursed under Medicare Part B have qualified for these exceptions. The Tax Relief and Health Care Act of 2006 extended these exceptions through the end of 2007, the Medicare, Medicaid and SCHIP Extension Act of 2007 subsequently extended the exceptions process until June 30, 2008, and H.R. 6331, which passed July 15, 2008, further extended the exceptions process to December 31, 2009.

In 2006, the exception process fell into two categories: automatic process exceptions and manual process exceptions. Beginning January 1, 2007, there is no manual process for exceptions. Automatic exceptions continue to be available for certain enumerated conditions or complexities and are allowed without a written request provided that the conditions and complexities are documented in patient records. Deletion of the manual process for exceptions increases the responsibility of the provider for determining and documenting that services are appropriate for use of the automatic exception process. The majority of beneficiaries who require services in excess of the caps have typically qualified for automatic exception.

In order to address the December 31, 2009 expiration of the therapy cap exceptions process, CMS issued guidance to providers. In that guidance, CMS indicated that federal health reform efforts may include a retroactive extension of the therapy cap exceptions beyond December 31, 2009. While current federal health reform bills in both the House and the Senate contain such extensions, it is uncertain whether a retroactive extension of the therapy cap exceptions will be included in any final federal health reform bill or other federal legislation. In the absence of a further extension of the therapy cap exceptions, CMS has advised that for claims exceeding the cap submitted with dates of service on or after January 1, 2010, CMS will not pay such claims in accordance with the expired therapy cap exception provisions. As such, CMS has cautioned providers that for services provided on or after January 1, 2010, healthcare providers may choose, to the extent possible, to hold their claims (that is, not submit their claims to Medicare) until it becomes clearer as to whether new legislation will be enacted to extend the therapy cap exceptions. If federal legislation fails to extend the therapy cap exceptions, the imposition of therapy caps could lead to reduced revenue to our facilities that bill for the affected therapy services and our rehabilitation company could experience reduced revenue from its third party contracts. Such reductions in revenue could adversely impact our results of operations.

CMS, in its annual update notice, or final rule, also discusses several initiatives, including plans to: (1) continue developing an integrated system of post-acute care payments, to make payments for similar services consistent regardless of where the service is delivered; (2) encourage the increased use of health information technology to improve both quality and efficiency in the delivery of post-acute care; (3) assist beneficiaries in their need to be better informed healthcare consumers by making information about healthcare pricing and quality accessible and understandable; and (4) accelerate the progress already being made in improving quality of life for nursing home residents.

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

Also pursuant to DRA directives, CMS established a post-acute care payment reform demonstration. The goal of this initiative is to standardize patient assessment information from post-acute care settings, which includes skilled nursing facilities, long-term care hospitals, inpatient rehabilitation facilities and home health agencies, and to use this data to guide future payment policies in the Medicare program. The project will provide standardized information on patient health and functional status independent of post-acute care site of care and will examine resources and outcomes associated with treatment in each type of setting. The project is being completed in three phases: (i) Phase I, completed in December 2007, included developing a patient assessment tool, or CARE, and resource use tools, testing them in one market area, and selecting markets for further testing; (ii) Phase II began in March 2008 with data collection in the first of 11 market areas participating in the payment reform demonstration, and by November 2008, over 140 providers representing acute and post-acute care settings from around the country were actively collecting patient assessment data using the CARE tool; and (iii) pursuant to Congressional authorization in the Medicare, Medicaid and SCHIP Extension Act of 2007, beginning in fall 2009, CMS authorized the expansion of the demonstration to include an additional 66 acute and post-acute providers, with participation limited to a six-month period and without delineation of geographic markets. Although CMS is exploring the possibility of site-neutral payments for post-acute care, it remains unclear at this time how information from the project would be employed by CMS to guide future changes to payment policies for post-acute care, or how the changes would impact reimbursement rates for skilled nursing facilities.

Medicaid

Medicaid is a state-administered medical assistance program for the indigent, operated by the individual states with the financial participation of the federal government, providing health insurance coverage for certain persons in financial need, regardless of age, and that may supplement Medicare benefits for financially needy persons aged 65 and older.

Under Medicaid, most state expenditures for medical assistance are matched by the federal government. The federal medical assistance percentage, or FMAP, which is the percentage of Medicaid expenses paid by the federal government, ranged from 50% to 76% in fiscal year 2008, depending on the state in which the program was administered. In response to the economic downturn, Section 5001 of Division B of the American Recovery and Reinvestment Act of 2009, or ARRA, provides for a temporary increase in FMAP rates for Medicaid and certain other federal programs. The purposes of the increases to the FMAP rates are to provide fiscal relief to states and to protect and maintain state Medicaid and certain other assistance programs in a period of economic downturn, referred to as the recession adjustment period. The recession adjustment period is defined as the period beginning October 1, 2008 and ending December 31, 2010. During this recession adjustment period, each state’s FMAP rate will be recalculated on a quarterly basis, based on a calculation formula set forth in Section 5001 of ARRA that increases FMAP rates based in part on unemployment levels within a state. For example, for pre-ARRA fiscal year 2009, FMAP rates ranged from 50% to 76%; by contrast, under the ARRA FMAP increases, FMAP rates for fiscal year 2009 ranged from 56% to 84%. For federal fiscal year 2009 in the states in which we currently operate, pre-ARRA FMAP rates ranged between 50% and 71%; and post-ARRA FMAP rates ranged between 62% and 79%. Thus, for federal fiscal year 2009, an additional 8% to 12% of Medicaid funds were provided by the federal government. These enhanced FMAP rates under ARRA will continue to be recalculated on a quarterly basis through December 31, 2010, and changes in a state’s unemployment rate could affect the ARRA-adjusted FMAP rates. It is unclear what further FMAP enhancements, if any, will follow the December 31, 2010 end of the recession adjustment period. The federal fiscal year 2011 FMAP rates in the states in which we currently operate range between 50% and 70%.

Provider taxes

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

Medicaid Integrity Program

With the passage of the DRA, specifically section 6034, Congress created the Medicaid Integrity Program, or MIP, through section 1936 of the Social Security Act, or the SSA. Section 1936 of the SSA requires the Secretary of Health and Human Services, or HHS, to enter into contracts with eligible entities to perform four activities: (1) the review of Medicaid provider actions to detect fraud or potential fraud; (2) the auditing of Medicaid provider claims; (3) the identification of overpayments; and (4) the education of providers and others on payment integrity and quality of care issues. The contractors that perform these activities are known as Medicaid Integrity Contractors, or MICs.

Specifically, three types of MICs will perform the following activities: (1) Review of Provider MICs, which analyze Medicaid claims data to identify aberrant claims and potential billing vulnerabilities, and which also provide leads to Audit of Provider and Identification of Overpayment MICs, or Audit MICs, of providers to be audited; (2) Audit MICs, which conduct post-payment audits of all types of Medicaid providers, and, where appropriate, identify overpayments to these providers; and (3) Education MICs, which develop training materials to conduct provider education and training on payment integrity and quality of care issues, and which highlight the value of education in preventing fraud and abuse in the Medicaid program.

Provider MIC audits began in Florida and South Carolina at the end of fiscal year 2008; audits in other jurisdictions began in fiscal year 2009. As of October 2009, MICs are actively conducting audits in 20 states, including California, Texas, and New Mexico. Statements from CMS regarding the preliminary results of the first 500 MIC audits indicate that nearly 30% of the audits conducted have been of long-term care facilities. Unlike the Medicare Recovery Audit Contractor, or RAC, program, the MIC audits are not subject to a uniform set of federal standards, but rather are governed according to state regulations and procedures relating to Medicaid provider audits and appeals. As such, a great degree of uncertainty surrounds whether and to what extent the results of audits conducted by this new set of audit contractors will result in recoupments of alleged overpayments to our facilities. To the extent the MICs apply different or more stringent standards than other past analogous audit programs, the MIC audits could result in recoupments of alleged overpayments and could have an adverse impact on our results of operations.

Medicaid eligibility

The DRA limits the ability of individuals to become eligible for Medicaid by increasing from three years to five years the time period, or the look-back period, in which the transfer of assets by an individual for less than fair market value will render the individual ineligible for Medicaid benefits for nursing home care. Under the DRA, a person that transferred assets for less than fair market value during the look-back period will be ineligible for Medicaid for so long as they would have been able to fund their cost of care absent the transfer or until the transfer would no longer have been made during the look-back period. This period is referred to as the penalty period. The DRA also changes the calculation for determining when the penalty period begins and prohibits states from ignoring small asset transfers and certain other asset transfer mechanisms.

Medicaid reimbursement

Medicaid reimbursement formulas are established by each state with the approval of the federal government in accordance with federal guidelines. The Medicaid program also generally permits states to develop their own standards for the establishment of rates and varies in certain respects from state to state. The law requires each state to use a public process for establishing proposed rates whereby the methodology and justification of rates used are available for public review and comment. The states in which we operate currently use prospective cost-based reimbursement systems. Under cost-based reimbursement systems, the facility is reimbursed for the reasonable direct and indirect allowable costs it incurred in a base year in providing routine resident care services as defined by the program. The reimbursements received under a cost-based reimbursement system are updated periodically for inflation. In certain states, efficiency incentives are provided and facilities may be subject to cost ceilings. Reasonable costs normally include certain allowances for administrative and general costs, as well as the cost of capital or investment in the facility, which may be transformed into a fair rental or cost of capital charge for property and equipment. Many of the prospective payment systems under which we operate also contain an acuity measurement system, which adjusts rates based on the care needs of the resident. Retrospective cost-based systems operate similar to the pre-PPS Medicare program where skilled nursing facilities are paid on an interim basis for services provided, subject to adjustments based on allowable costs, which are generally submitted on an annual basis.

The following summarizes the Medicaid regime in the principal states in which we operate.

•

California. In 2005, under State Assembly Bill 1629, California Medicaid, known as Medi-Cal, switched from a PPS to a prospective cost-based system for freestanding nursing facilities, which is facility-specific, based upon the cost of providing care at that facility. State Assembly Bill 1629 included a maximum weighted-average rate increase for skilled nursing facility rates, or the macro cap, as well as a quality assurance fee, which is the equivalent of a provider tax, on nursing facilities to fund the Medi-Cal rate increases that the facility-specific, cost-based reimbursement system made possible. California initially extended State Assembly Bill 1629 through the 2009-2010 and 2010-2011 rate years with a macro cap of up to 5% for both years. However, in July 2009, during a fourth extraordinary session, the California Legislature passed and the Governor signed into law Assembly Bill 5, which reduced the macro cap to zero for the 2009-2010 and 2010-2011 rate years, thereby effectively “freezing” long-term care Medi-Cal reimbursement for those rate years. It is uncertain what action the California legislature will take with respect to the macro cap for rate years 2011-2012.

•

Texas. In 2008, Texas switched from a prospective cost-based system that is facility-specific, based upon patient acuity mix for that facility to a patient-specific rate setting method using a RUG classification system similar to the Medicare program but with Texas standardized case mix indexing.

•

Iowa. The Iowa reimbursement system is prospective facility-specific cost-based and is case mix adjusted for facility acuity levels. Cost reports are rebased every two years. The last rebasing was performed in 2009.

•

Kansas. The Kansas Medicaid reimbursement system is prospective cost-based and is case mix adjusted for resident activity levels. Due to continuing budget issues, the state of Kansas implemented a 10% cut in net payments to all Medicaid providers effective with dates of service beginning January 1, 2010. It is not known at this time how long these cuts will be in place. The Kansas Healthcare Association and many nursing home providers are lobbying the Kansas Legislature for a provider assessment that would result in increased federal matching funds and restore the payments to levels at or above where they were before the cut.

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

•

New Mexico. New Mexico’s reimbursement system is a prospective cost-based system that is rebased every three years. New Mexico’s Medicaid program reimburses nursing facilities at the lower of the facility’s billed charges or a prospective per diem rate. This per diem rate is specific for the facility and determined on the basis of the facility’s base-year allowable costs, constrained by rate ceilings. In addition, the per diem rate is subject to final adjustment for specified additional costs and inflationary trends. Effective August 1, 2008, the State of New Mexico began implementing a coordinated program of physical health and community-based supports and services, to be known as Coordinated Long-Term Services, or CLTS. Under CLTS, the providers contract directly with various Managed Care Organizations, or MCOs, and negotiate financial reimbursement directly with the MCOs. This program was implemented in all of our facilities in New Mexico in 2009.

Managed Care

Our managed care patients consist of individuals who are insured by a third-party entity, typically called a senior Health Maintenance Organization, or senior HMO plan, or are Medicare beneficiaries who assign their Medicare benefits to a senior HMO plan.

Private Pay and Other

Private pay and other sources consist primarily of individuals or parties who directly pay for their services or are beneficiaries of the Department of Veterans Affairs or hospice beneficiaries.

Reimbursement for Specific Services

Reimbursement for Skilled Nursing Services

Skilled nursing facility revenue is primarily derived from Medicare and Medicaid reimbursement, as discussed above.

Our skilled nursing companies also provide Medicaid-covered services to eligible individuals consisting of nursing care, room and board and social services. In addition, states may, at their option, cover other services such as physical, occupational and speech therapies.

Reimbursement for Assisted Living Services

Assisted living facility revenue is primarily derived from private pay residents at rates we establish based upon the services we provide and market conditions in the area of operation. In addition, Medicaid or other state specific programs in some states where we operate supplement payments for board and care services provided in assisted living facilities.

Reimbursement for Rehabilitation Therapy Services

Our rehabilitation therapy services operations receive payment for services from affiliated and non-affiliated skilled nursing facilities and assisted living facilities that they serve. The payments are based on contracts with customers with negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered. Various federal and state laws and regulations govern reimbursement for rehabilitation therapy services to long-term care facilities and other healthcare providers participating in Medicare, Medicaid, and other federal and state healthcare programs.

The federal and state reimbursement and fraud and abuse laws and regulations are applicable to our rehabilitation therapy services operations because the services we provide to our customers, including affiliated entities, are generally paid under Medicare, Medicaid, and other federal and state healthcare programs. We could also be negatively affected if we violate the laws governing our arrangements with patients or referral sources. Also, if our customers fail to comply with these laws and regulations, they could be subject to possible sanctions, including loss of licensure or eligibility to participate in reimbursement programs, as well as civil and criminal penalties, which could adversely affect our rehabilitation therapy operations, including our financial results. Our customers will also be affected by the Medicare Part B outpatient rehabilitation therapy cap discussed above.

Reimbursement for Hospice Services

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

Medicare reimburses for hospice care. We receive one of four predetermined daily or hourly rates based on the level of care we furnish to the beneficiary. These rates are subject to annual adjustments based on inflation and geographic wage considerations.

We are subject to two limitations on Medicare payments for hospice services. First, if inpatient days of care provided to patients at a hospice exceed 20% of the total days of hospice care provided for an annual period beginning on November 1st, then payment for days in excess of this limit are paid for at the routine home care rate. None of our hospice programs exceeded the payment limits on inpatient services for 2009 or 2008.

Second, overall payments made by Medicare to us on a per hospice program basis are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The Medicare revenue paid to a hospice program from November 1 to October 31 may not exceed the annual aggregate cap amount. This annual aggregate cap amount is calculated by multiplying the number of first time Medicare hospice beneficiaries during the year by the Medicare per beneficiary cap amount, resulting in that hospice’s aggregate cap, which is the allowable amount of total Medicare payments that hospice can receive for that cap year. If a hospice exceeds its aggregate cap, then the hospice must repay the excess back to Medicare. The Medicare cap amount is reduced proportionately for patients who transferred in and out of our hospice services. The Medicare cap amount is adjusted annually for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. Our hospice program exceeded the Medicare cap limit in 2009 by $2.1 million. See Item 1A of this report, “Risk Factors—We are subject to a Medicare cap amount for our hospice business. Our net patient service revenue and profitability could be adversely affected by limitations on Medicare payments.”

Government Regulation

General

Healthcare is an area of extensive and frequent regulatory change. Our owned limited liability companies and partnerships that provide healthcare services must comply with federal, state and local laws relating to licensure, delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate setting, building codes and environmental protection. Changes in the law or new interpretations of existing laws may have a significant impact on our methods and costs of doing business.

Governmental and other authorities periodically inspect our skilled nursing facilities and assisted living facilities and hospices to verify that we continue to comply with their various standards. We must pass these inspections to continue our licensing under state law, to obtain certification under the Medicare and Medicaid programs, and to continue our participation in the Veterans Administration program at some facilities. We can only participate in these third-party programs if inspections by regulatory agencies reveal that our facilities are in substantial compliance with applicable standards. In addition, government authorities inspect our recordkeeping and inventory control of controlled narcotics. From time to time, we, like others in the healthcare industry, may receive notices from federal and state regulatory agencies alleging that we failed to comply with applicable standards. These notices may require us to take corrective action, and may impose civil monetary penalties and other operating restrictions on us. If our skilled nursing facilities fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, we could lose our certification as a Medicare or Medicaid provider or lose our state licenses to operate the facilities.

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

We have internal policies and procedures, including a compliance program designed to reduce exposure for violations of these and other laws and regulations. However, because enforcement efforts presently are widespread within the industry and may vary from region to region, we cannot assure you that our compliance program will significantly reduce or eliminate exposure to civil or criminal sanctions or adverse administrative determinations.

Anti-Kickback Statute

Provisions in Title XI of the SSA, commonly referred to as the Anti-Kickback Statute, prohibit the knowing and willful offer, payment, solicitation or receipt of anything of value, directly or indirectly, in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by a federal healthcare program such as Medicare or Medicaid. Violation of the Anti-Kickback Statute is a felony, and sanctions for each violation include imprisonment of up to five years, criminal fines of up to $25,000, civil monetary penalties of up to $50,000 per act plus three times the amount claimed or three times the remuneration offered, and exclusion from federal healthcare programs (including Medicare and Medicaid). Many states have adopted similar prohibitions against kickbacks and other practices that are intended to induce referrals applicable to all payors.

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

Stark Law

Congress has also passed a significant prohibition against certain physician referrals of patients for healthcare services, commonly known as the Stark Law. The Stark Law prohibits a physician from making referrals for particular healthcare services, referred to as to entities with which the physician, or an immediate family member of the physician, has a financial relationship if the services are payable by Medicare or Medicaid. If any arrangement is covered by the Stark Law, the requirements of a Stark Law exception must be met for the physician to be able to make referrals to the entity for designated health services and for the entity to be able to bill for these services. Although the term “designated health services” does not include long-term care services, some of the services provided at our skilled nursing facilities and other related business units are classified as designated health services, including physical, speech and occupational therapy, pharmacy and hospice services. The term “financial relationship” is defined very broadly to include most types of ownership or compensation relationships. The Stark Law also prohibits the entity receiving the referral from seeking payment from the patient or the Medicare and Medicaid programs for services rendered pursuant to a prohibited referral. If an entity is paid for services rendered pursuant to a prohibited referral, it may incur civil penalties and could be excluded from participating in any federal and state healthcare programs.

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

If an entity violates the Stark Law, it could be subject to civil penalties of up to $15,000 per prohibited claim and up to $100,000 for knowingly entering into certain prohibited cross-referral schemes. The entity also may be excluded from participating in federal and state healthcare programs, including Medicare and Medicaid. If the

Stark Law were found to apply to our relationships with referring physicians and no exception under the Stark Law were available, we would be required to restructure these relationships or refuse to accept referrals for designated health services from these physicians. If we were found to have submitted claims to Medicare or Medicaid for services provided pursuant to a referral prohibited by the Stark Law, we would be required to repay any amounts we received from Medicare or Medicaid for those services and could be subject to civil monetary penalties. Further, we could be excluded from participating in Medicare and Medicaid and other federal and state healthcare programs. If we were required to repay any amounts to Medicare or Medicaid, subjected to fines, or excluded from the Medicare and Medicaid Programs, our business and financial condition would be harmed significantly.

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

Under the federal False Claims Act, or FCA, actions against a provider can be initiated by the federal government or by a private party on behalf of the federal government. These private parties, whistleblowers, are often referred to as “qui tam relators” and relators are entitled to share in any amounts recovered by the government. Both direct enforcement activity by the government and qui tam actions have increased significantly in recent years. The use of private enforcement actions against healthcare providers has increased dramatically, in part because the relators are entitled to share in a portion of any settlement or judgment. This development has increased the risk that a healthcare company will have to defend a false claims action, pay fines or settlement amounts or be excluded from the Medicare and Medicaid programs, and other federal and state healthcare programs as a result of an investigation arising out of false claims laws. Many states have enacted similar laws providing for imposition of civil and criminal penalties for the filing of fraudulent claims. Due to the complexity of regulations applicable to our industry, we cannot guarantee that we will not in the future be the subject of any actions under the federal FCA or similar state law.

Additionally, provisions in the DRA that went into effect on January 1, 2007 give states significant financial incentives to enact false claims laws modeled on the federal FCA. The DRA requires every entity that receives annual payments of at least $5.0 million from a state Medicaid plan to establish written policies for its employees that provide detailed information about federal and state false claims statutes and the whistleblower protections that exist under those laws. Both provisions of the DRA are expected to result in increased false claims litigation against healthcare providers. We believe we are in compliance with our written policy requirements.

On May 20, 2009, President Obama signed into law the Fraud Enforcement and Recovery Act of 2009, or FERA. FERA significantly amended the federal FCA and substantially expanded its liability provisions. It also constitutes the first major amendment of the federal FCA in over 20 years. Among other changes, FERA made three amendments in particular that may lead to increased enforcement actions under the federal FCA: (1) FERA expands the scope of claims subject to federal FCA enforcement by eliminating the requirement that the claim be “presented” to the government and only requiring that the claim be for government money or property; (2) FERA reduces the intent requirement so that a defendant need now only make a false statement that was “material to” the government’s decision to pay a claim, rather than requiring that the false statement actually be used to get the false claim paid; and (3) FERA expands liability under the federal FCA by imposing liability for intentionally concealing an overpayment by the government. We believe that we have continued to comply with the federal FCA as amended by FERA. However, if our practices, policies and procedures are found not to comply with the standards, we could be subject to civil sanctions.

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

The Health Information Technology for Clinical Health Act, or HITECH Act, which was signed into law on February 17, 2009, expanded the privacy and security law requirements of HIPAA by requiring HIPAA-covered entities to notify affected individuals following the discovery of a breach of unsecured protected health information, or PHI. Business associates of HIPAA-covered entities also must notify HIPAA-covered entities of any breaches. The HITECH Act now makes breach of unsecured PHI subject to self-disclosure by covered entities to affected individuals, federal officials and in some instances, the media. The HITECH Act enhances the enforcement resources dedicated to ensuring HIPAA compliance and greatly increases the penalties for noncompliance. From time to time, although we maintain policies and processes designed to preserve the security of PHI, we may be required to self-disclose breaches of unsecured PHI. The result of such self-disclosure may be the imposition of civil monetary penalties and other operating restrictions on us. We believe that we are in substantial compliance with the HIPAA standards as amended by the HITECH Act and will continue to monitor our policies and procedures in order to make the necessary enhancements for compliance with the HITECH Act. However, if our practices, policies and procedures are found not to comply with these standards, we could be subject to the increased criminal penalties and civil sanctions under HIPAA and the HITECH Act. For additional detail regarding the HITECH Act, see Item 1A of this report “Risk Factors—We are subject to extensive and complex laws and government regulations. If we are not operating in compliance with these laws and regulations or if these laws and regulations change, we could be required to make significant expenditures or change our operations in order to bring our facilities and operations into compliance.”

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

Certificates of Need and Other Regulatory Matters

Certain states administer a certificate of need program, which applies to the incurrence of capital expenditures, the offering of certain new institutional health services, the cessation of certain services and the acquisition of major medical equipment. Such legislation also stipulates requirements for such programs, including that each program be consistent with the respective state health plan in effect pursuant to such legislation and provide for penalties to enforce program requirements. To the extent that certificates of need or other similar approvals are required for expansion of our operations, either through facility acquisitions, expansion or provision of new services or other changes, such expansion could be affected adversely by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.

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

Institutional pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the U.S. Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, which is administered by the U.S. Drug Enforcement

Administration, dispensers of controlled substances must register with the Drug Enforcement Administration, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties. The Medicare and Medicaid programs also establish certain requirements for participation of pharmacy suppliers. Our institutional pharmacy joint venture is also subject to federal and state laws that govern financial arrangements between healthcare providers, including the Anti-Kickback Statute. See Item 1 of this report, “Business—Anti-Kickback Statute.”

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

We seek to compete effectively in each market by establishing a reputation within the local community for quality of care, attractive and comfortable facilities, and providing specialized healthcare with an emphasized focus on high-acuity patients. Programs targeting high-acuity patients, including our Express Recovery™ Units, generally have a higher staffing level per patient than our other inpatient facilities and compete more directly with inpatient rehabilitation facilities and long-term acute-care hospitals. We believe that the average cost to a third-party payor for the treatment of our typical high-acuity patient is lower if that patient is treated in one of our facilities than if that same patient were to be treated in an inpatient rehabilitation facility or long-term acute-care hospital.

Our other services, such as rehabilitation therapy provided to third-party facilities and hospice care, also compete with local, regional, and national companies. The primary competitive factors in these businesses are similar to those for our skilled nursing care facilities and include reputation, cost of services, quality of clinical services, responsiveness to patient needs and the ability to provide support in other areas such as third-party reimbursement, information management and patient recordkeeping.

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

Although non-profit organizations continue to run approximately two-thirds of all hospice programs, for-profit companies have recently begun to occupy a larger share of the hospice market. Increasing public awareness of hospice services, the aging of the U.S. population and favorable reimbursement by Medicare, the primary payor, have contributed to the recent growth in the hospice care market. As more companies enter the market to provide hospice services, we will face increasing competitive pressure.

Labor

Our most significant operating cost is labor. Our labor costs consist of salaries, wages and benefits including workers’ compensation but excluding non-cash stock-based compensation expense. We seek to manage our labor costs by improving nurse staffing retention, maintaining competitive labor rates, and reducing reliance on overtime compensation and temporary nursing agency services. Labor costs accounted for approximately 66.0%, 64.7% and 66.4% of our operating expenses (excluding impairment charges) from continuing operations for the years ended December 31, 2009, 2008 and 2007, respectively.

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

We self-insure a significant portion of our potential liabilities for several risks, including certain types of general and professional liability, workers’ compensation, and employee benefit insurance.

General and Professional Liability Insurance

Effective September 1, 2008, our California-based skilled nursing facility companies purchased individual professional and general liability insurance policies with a per occurrence and annual aggregate coverage limit of $1.0 million and $3.0 million, respectively, and an unaggregated $0.1 million per claim self-insured retention. These policies are renewable for up to three years.

Until December 31, 2009, our Kansas and Des Moines, Iowa businesses were insured on an occurrence basis with per occurrence and annual aggregate coverage limits of $1.0 million and $3.0 million, respectively. There are no applicable self-insurance retentions or deductibles under these contracts. Until December 31, 2009, our Missouri businesses were underwritten on a claims-made basis with no applicable self-insured retentions or deductibles and have a per occurrence and annual aggregate coverage limit of $1.0 million and $3.0 million, respectively. Effective January 1, 2010, our Iowa, Kansas, and Missouri businesses have a self insured retention of $1.0 million per claim.

Effective September 1, 2008, we also have an excess liability policy with limits of $14.0 million per loss and $18.0 million annual aggregate for losses arising from claims in excess of $1.1 million for the California skilled nursing facilities and in excess of $1.0 million for all other businesses. The policy is renewable for up to three years. We retain an unaggregated self-insured retention of $1.0 million per claim for all Texas, New Mexico and Nevada businesses, our California businesses other than skilled nursing facility companies, and our Davenport, Iowa facility. Prior to August 2008, this excess insurance included coverage to $12.0 million for losses arising from claims in excess of $3.0 million.

Workers’ Compensation

We maintain workers’ compensation insurance as is statutorily required. Most of the commercial workers’ compensation insurance we purchase is loss sensitive in nature. As a result, we are responsible for adverse loss development, which is the difference between the estimated value of a loss as originally reported at a certain point in time and its subsequent evaluation at a later date or at the time of its final resolution and disposal. Additionally, we self insure the first unaggregated $1.0 million per workers’ compensation claim in each of California, Nevada and New Mexico businesses. We purchase guaranteed cost policies for Iowa, Kansas and

Missouri with no deductibles. We have elected not to carry workers’ compensation insurance in Texas and we may be liable for negligence claims that are asserted against us by our Texas-based employees.

Employee Benefit Insurance

We are self-insured for certain of our healthcare, dental and vision plans that we offer to our employees, subject to stop loss insurance with an annual $0.1 million and $0.3 million deductible for 2009 and 2010, respectively, which limits exposure to large claims. We accrue our estimated healthcare and workers’ compensation costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other risks are insured and carry deductible losses of varying amounts. An increasing frequency of large claims or deterioration in overall claim experience could increase the volatility of expenses for such self-insured risks.

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

In September 2003, Texas tort law was reformed to impose a $250,000 cap on non-economic damages, such as pain and suffering, claimants can recover in a malpractice lawsuit against a single healthcare institution and an aggregate $500,000 cap on the amount of such damages that claimants can recover in malpractice lawsuits against more than one healthcare institution. The law also provides a $1.4 million cap, subject to future adjustment for inflation, on recovery, including punitive damages, in wrongful death and survivor actions on a healthcare liability claim.

Kansas currently limits damages awarded for pain and suffering, and all other non-economic damages, to $250,000. Kansas also limits the award of punitive damages to the lesser of a defendant’s highest annual gross income for the prior five years or $5.0 million. However, to the extent any gains from misconduct exceeds these limits, the court may alternatively award damages of up to 1.5 times the amount of such gain.

In 2005, Missouri amended its tort law to impose a $350,000 cap on non-economic damages and to limit awards for punitive damages to the greater of $500,000 or five times the net amount of the judgment.

Nevada tort law was reformed in August 2002 to impose a $350,000 cap on non-economic damages for medical malpractice or dental malpractice. Punitive damages may only be awarded in tort actions for fraud, oppression, or malice, and are limited to the greater of $300,000 or three times compensatory damages

New Mexico tort law protects certain qualified healthcare providers under the New Mexico Medical Malpractice Act, or NMMMA. One of the NMMMA protections is a cap on the amount of damages (except for punitive damages, accrued medical care and related benefits) recoverable by plaintiffs from injury or death to a patient as a result of malpractice at $200,000 per occurrence against any single qualified healthcare provider and an aggregate of $600,000 against all qualified healthcare practitioners. While the physicians and other healthcare professionals who separately provide services to patients in skilled nursing facilities may be considered qualified healthcare professionals who can benefit from the protections under the NMMMA, we do not believe that our companies operating skilled nursing facilities in New Mexico will be considered qualified healthcare professionals under the NMMMA and will not have any state law limitation on damages that result from tort claims.

Iowa tort law does provide for limitations on damages in a medical malpractice case except to preclude recovery of amounts that have been or will be replaced or indemnified by insurance, or by governmental, employment, or service benefit programs, or from any other collateral source.

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

Employees

As of December 31, 2009, we had approximately 8,338 full-time equivalent employees and had seven collective bargaining agreements with a union covering approximately 405 full-time employees at seven of our facilities. We generally consider our relationship with our employees to be good.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are filed with the U.S. Securities and Exchange Commission, or SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at http://www.skilledhealthcaregroup.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Copies are also available, without charge, from Skilled Healthcare Group Investor Communications, 27442 Portola Parkway, Suite 200, Foothill Ranch, CA, 92610. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The inclusion of our website address in this annual report does not include or incorporate by reference the information on our website into this annual report.

Company History

Skilled Healthcare Group, Inc. was incorporated as SHG Holding Solutions, Inc. in Delaware in October 2005. Our predecessor company acquired Summit Care Corporation, a publicly traded long-term care company with nursing facilities in California, Texas and Arizona, in 1998. On October 2, 2001, our predecessor and 19 of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code and on November 28, 2001, our remaining three companies also filed voluntary petitions for protection under Chapter 11. In August 2003, we emerged from bankruptcy, paying or restructuring all debt holders in full, paying all accrued interest expenses and issuing 5.0% of our common stock to former bondholders. In connection with our emergence from bankruptcy, we engaged in a series of transactions, including the disposition in March 2005 of our California pharmacy business, selling two institutional pharmacies in Southern California.

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

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 21 of the Securities Exchange Act of 1934. Disclosures that use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management based on our current estimates, expectations, forecasts and projections, and include comments that express our current opinions about trends and factors that may impact future operating results. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that may impact future operating results include, without limitation: national and regional economic conditions; our ability to attract and retain key executives and other healthcare personnel; the effects of health reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations covering the healthcare industry; adverse changes in reimbursement rates (including payment caps) or methods of payment under Medicare and Medicaid programs; changes in state and federal licensure and certification laws and regulations; increases in inflation, including inflationary increases in patient care costs; delays in licensure and/or certification; our goodwill impairment charge; unanticipated accounting issues or audit issues regarding the financial data with respect to the periods restated; and the detection of wrongdoing or improper activities such as those related to the restatement. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this report, except as required by law.

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

Medicare is our largest source of revenue, accounting for 34.8% and 36.5% of our total revenue during 2009 and 2008, respectively. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of our rehabilitation therapy services, are themselves reimbursed by Medicare. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, our business and results of operations will be adversely affected.

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

Budget pressures often lead the federal government to place limits on reimbursement rates under Medicare. For instance, the DRA included provisions that are expected to reduce Medicare and Medicaid payments to skilled nursing facilities by $100.0 million over five years (federal fiscal years 2006 through 2010). Also, effective January 1, 2006, caps were imposed on the annual amount that Medicare Part B will pay for physical and speech-language therapy and occupational therapy for any given patient. These caps may result in decreased demand for rehabilitation therapy services for beneficiaries whose therapy would have been reimbursed under Part B but for the caps. Exceptions to the therapy caps applicable under a variety of circumstances were established and initially scheduled to expire on December 31, 2007. The Medicare, Medicaid and SCHIP Extension Act of 2007, signed by President Bush on December 29, 2007, further extended the exceptions process until June 30, 2008 and H.R. 6331 extended the exception process to December 31, 2009.

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

Given the history of frequent revisions to the Medicare program and its reimbursement rates and rules, we may not continue to receive reimbursement rates from Medicare that sufficiently compensate us for our services. Limits on reimbursement rates or the scope of services being reimbursed could have a material adverse effect on our revenues, financial condition and results of operations. For a more comprehensive description of recent changes in reimbursement rates provided by Medicare, see Item 1 of this report, “Business—Sources of Reimbursement—Medicare.”

We are subject to a Medicare cap amount for our hospice business. Our net patient service revenue and profitability could be adversely affected by limitations on Medicare payments.

Overall payments made by Medicare to us on a per hospice basis are subject to a cap amount. Total Medicare payments received for services rendered from November 1 through October 31 by each of our Medicare-certified programs during this period are compared to the cap amount for the relevant period. Payments in excess of the cap amount must be returned by us to Medicare. The cap amount for hospice services is calculated by multiplying the number of beneficiaries electing hospice care from October 1 through September 30 by a statutory Medicare cap amount that is indexed for inflation. The Medicare cap amount is reduced proportionately for Medicare patients who transferred into or out of our hospice programs and either received or will receive hospice services from another hospice provider. The hospice cap amount is computed on a hospice-specific basis.

Our net patient service revenue for the year ended December 31, 2009 was reduced by approximately $2.1 million as a result of our hospice programs exceeding the Medicare cap. Our ability to comply with this limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that additional hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not differ materially from the actual Medicare cap amount.

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

•	fiscal intermediary disallowances of certain beneficiaries and changes in calculation methodology;

•	uncertainty surrounding length of patient stay in various patient groups, particularly with respect to non-cancer patients; and

•	the need to estimate, for each fiscal year, the Medicare cap amount in advance of CMS’ determination of the actual Medicare cap for the relevant period.

As a result of exceeding the hospice cap for the period from November 1, 2008 through October 31, 2009, we will be required to repay $2.1 million of the payments previously received from Medicare during 2010. The accounts payable and accrued liabilities line item of our balance sheet currently reflects this repayment amount. We actively monitor the Medicare cap amount and seek to implement corrective measures as necessary. We maintain what we believe are adequate allowances in the event that we exceed the Medicare cap in any give fiscal year; however, because of the many variables involved in estimating the Medicare cap contractual adjustment that are beyond our control, we cannot assure you that we will not increase or decrease our estimated contractual allowance in the future.

We expect the federal and state governments to continue their efforts to contain growth in Medicaid expenditures, which could adversely affect our revenue and profitability.

We receive a significant portion of our revenue from Medicaid, which accounted for 32.2% and 31.4% of our total revenue during 2009 and 2008, respectively. In addition, many private payors for our third-party rehabilitation therapy services are reimbursed under the Medicaid program for services that we provided to patients. Accordingly, if Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program that are disadvantageous to our business or industry, our business and results of operations could be adversely affected.

Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending. For example, the DRA included several measures that are expected to reduce Medicare and Medicaid payments to skilled nursing facilities by $100.0 million over five years (2006-2010). These included limiting the circumstances under which an individual may become financially eligible for nursing home services under Medicaid, which could result in fewer patients being able to afford our services. Moreover, the federal Medicaid Integrity Contractor (MIC) program is increasing the scrutiny placed on Medicaid payments, and could result in recoupments of alleged overpayments in an effort to rein in Medicaid spending; the Mid-Session Review of the presidential budget submitted for federal fiscal year 2010 included, through federal fiscal year 2014, $490.0 million in savings from improving “Medicare and Medicaid program integrity,” and another $175.0 million in Medicaid savings through implementation of coding edits to ensure “appropriate Medicaid payments.” It is uncertain what proportion of these estimated cost savings will come from recoupments against long-term care facilities. However, despite the savings projected from effectively reducing payments to Medicaid providers, we note that the Mid-Session Review of the presidential budget submitted for federal fiscal year 2010 also included an outlay of $1.5 billion for Medicaid spending through federal fiscal year 2014, with a net increase in Medicaid outlays of $48.0 billion during the same time period. In fiscal year 2010, for example, the federal share of current law Medicaid outlays is expected to be $284.0 billion, a $26.0 billion (10.1%) increase over projected fiscal year 2009 spending. Some of the projected increases in Medicaid outlays are pursuant to the American Recovery and Reinvestment Act, passed in February 2009, which contained several temporary measures expected to increase Medicaid expenditures. In order to qualify for increases in Medicaid matching funds from the federal government, states cannot implement eligibility standards, methodologies or procedures that are more restrictive than those in effect as of July 1, 2008 and, in addition, must comply with prompt pay requirements when making Medicaid payments. We can provide no assurances regarding the temporary measures’ actual effect on Medicaid claims payment in any particular state, whether these temporary measures will eventually be made permanent, or what effect, if any, they will have on our business. Despite these temporary measures and the general projected increase in overall Medicaid expenditures over the next five years, we expect continued efforts to contain Medicaid expenditures generally.

On February 19, 2009, the California legislature approved a new budget to help relieve a $42.0 billion budget deficit. Signed the following day, the budget package came after months of negotiation, during which time California’s governor, Arnold Schwarzenegger, declared a fiscal state of emergency in California. The new budget implements spending cuts in several areas, including spending on Medi-Cal, California’s Medicaid program. Some of the spending cuts are triggered only if an inadequate amount of federal funding is received from the American Recovery and Reinvestment Act of 2009 described above. Further, California initially had extended its cost-based Medi-Cal long-term care reimbursement system enacted through Assembly Bill 1629 (A.B. 1629) through the 2009-2010 and 2010-2011 rate years with a growth rate of up to 5% for both years. However, due to California’s severe budget crisis, on July 24, 2009, the California Legislature passed a budget-balancing proposal that eliminated this five percent growth cap by amending the current statute to provide that, for the 2009-2010 and 2010-2011 rate years, the weighted-average Medi-Cal reimbursement rate paid to long-term care facilities shall not exceed the weighted-average Medi-Cal reimbursement rate for the 2008-2009 rate year. In addition, the budget proposal increased the amounts that California nursing facilities will pay to Medi-Cal in quality assurance fees for the 2009-2010 and 2010-2011 rate years by including Medicare revenue in the calculation of the quality assurance fee that nursing facilities pay under A.B. 1629. California’s Governor signed the budget into law on July 28, 2009. Any further decrease in California’s Medi-Cal spending for skilled nursing facilities or increases in fees due by our facilities to Medi-Cal could adversely affect our financial condition and results of operation. We expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities both in the states in which we operate and by the federal government. These may take the form of both direct decreases in reimbursement rates or in rule changes that limit the beneficiaries, services or providers eligible to receive Medicaid benefits.

For a description of other currently proposed reductions in Medicaid expenditures and a description of the implementation of the Medicaid program in the states in which we operate, see Item 1 of this report, “Business—Sources of Reimbursement—Medicaid.”

Recent federal government proposals could limit the states’ use of provider tax programs to generate revenue for their Medicaid expenditures, which could result in a reduction in our reimbursement rates under Medicaid.

To generate funds to pay for the increasing costs of the Medicaid program, many states utilize financial arrangements such as provider taxes. Under provider tax arrangements, a state collects taxes from healthcare providers and then returns the revenue to these providers as Medicaid expenditures. This allows the state to claim federal matching funds on these additional reimbursements. The Tax Relief and Health Care Act of 2006, signed into law on December 20, 2006, reduced the maximum allowable provider tax from 6.0% to 5.5% from January 1, 2008 through October 1, 2011. As a result, many states may have fewer funds available for payment of Medicaid expenses, which would also decrease their federal matching payments.

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

As of December 31, 2009, we have approximately $2.0 million of claims for rehabilitation therapy services that are under various stages of review or appeal. These RACs have made certain revenue recoupments from our California skilled nursing facilities and third-party skilled nursing facilities to which we provide rehabilitation therapy services. In addition to the disputed factual issues present in individual appeals, the grounds for and the scope of such appeals in this process are also in dispute. As of December 31, 2009, any losses resulting from the completion of the appeals process have not been material. We cannot assure you, however, that future recoveries will not be material or that any appeal that we are pursuing will be successful. As of December 31, 2009, we had RAC reserves of $0.4 million recorded on open claims as part of our allowance for doubtful accounts.

Health reform legislation could adversely affect our revenue and financial condition.

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including the provision of comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs. The ultimate content or timing of any future health reform legislation, and its impact on us, is impossible to predict. If significant reforms are made to the U.S. healthcare system, those reforms may have an adverse effect on our financial condition and results of operations.

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

Many of these laws and regulations are expansive, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In addition, many of these laws and regulations evolve to include additional obligations and restrictions. For example, recent enactments have expanded self-disclosure obligations related to breaches of protected health information. After a computer theft at one of our facilities, our investigation determined the security of certain residents’ personal information may have been at risk, and we notified local authorities, the applicable state agency and affected residents and are in the process of completing our remaining self-disclosure obligations under the HITECH Act. For a discussion of the obligations under HIPAA and the HITECH Act, see Item 1 of this report, “Business—Government Regulations—Health Insurance Portability and Accountability Act of 1996.” Certain other regulatory developments, such as revisions in the building code requirements for assisted living and skilled nursing facilities, mandatory increases in scope and quality of care to be offered to residents, revisions in licensing and certification standards, and regulations restricting those we can hire could also have a material adverse effect on us. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.

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

We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, the intensity of federal and state enforcement actions or the extent and size of any potential sanctions, fines or penalties. Changes in the regulatory framework, our failure to obtain or renew required regulatory approvals or licenses or to comply with applicable regulatory requirements, the suspension or revocation of our licenses or our disqualification from participation in federal and state reimbursement programs, or the imposition of other harsh enforcement sanctions, fines or penalties could have a material adverse effect upon our results of operations, financial condition and liquidity. Furthermore, should we lose licenses or certifications for a number of our facilities as a result of regulatory action or otherwise, we could be deemed to be in default under some of our agreements, including agreements governing outstanding indebtedness and the report of such issues at one of our facilities could harm our reputation for quality care and lead to a reduction in our patient referrals and ultimately our revenue and operating income. For a discussion of the material government regulations applicable to our business, see Item 1 of this report, “Business—Government Regulation.”

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

The long-term care industry has experienced an increasing trend in the number and severity of litigation claims involving punitive damages and settlements. We believe that this trend is endemic to the industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiffs’ lawyers of potentially large recoveries. According to a report issued by AON Risk Consultants in June 2009 on long-term care operators’ professional liability and general liability costs, the average cost per bed for professional liability and general liability costs (limited to $1 million per loss) has increased from $1,130 in 2005 to $1,210 per bed in 2008. Our long-term care operator’s professional liability and general liability cost per bed increased in 2009. However, should a trend of increasing professional liability and general liability costs occur or should our actual professional liability and general liability costs increase significantly in the future, we may not be able to increase our revenue sufficiently to cover the cost increases, our operating income could suffer, and we may not be able to meet our obligations to repay our liabilities. See Note 12, “Commitments and Contingencies—Litigation,” to the consolidated financial statements under Part IV, Item 15 of this report for more information regarding pending legal actions.

We also are subject to lawsuits under the federal False Claims Act and comparable state laws for submitting fraudulent bills for services to the Medicare and Medicaid programs. These lawsuits, which may be initiated by whistleblowers, can involve significant monetary damages, fines, attorney fees and the award of bounties to private plaintiffs who successfully bring these suits, as well as to the government programs. For a discussion of recent amendments to the False Claims Act, see Item 1 of this report, “Business—Government Regulation—False Claims.”

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

In 2009, we received approximately 44.2% and 25.1% of our revenue from operations in California and Texas, respectively, and in 2008, we received approximately 44.6% and 25.4% of our revenue from operations in California and Texas, respectively. Accordingly, isolated economic conditions and changes in state healthcare spending prevailing in either of these markets could affect the ability of our patients and third-party payors to reimburse us for our services, either through a reduction of the tax base used to generate state funding of Medicaid programs, an increase in the number of indigent patients eligible for Medicaid benefits, changes in state funding levels or healthcare programs or other factors. A continued or prolonged economic downturn or changes in the laws affecting our business in these markets could have a material adverse effect on our financial position, results of operations and cash flows.

The restatement of our consolidated financial statements has subjected us to a number of additional risks and uncertainties, including increased costs for accounting and legal fees and the increased possibility of legal proceedings.

As discussed in our Annual Report on Form 10-K/A filed with the SEC on June 29, 2009, we determined that our consolidated financial statements for the annual periods in fiscal years 2006 through 2008, the quarterly periods in 2007 and 2008 and the first quarter of 2009 should be restated due to errors caused by improper dating of accounts receivable by a former employee and resulting understatement of accounts receivable allowance for doubtful accounts. As a result of the restatement, we have become subject to a number of risks and uncertainties, including incurring substantial unanticipated costs for accounting, legal and other fees, in connection with the restatement and a pending class action complaint related to the restatement. See Note 12, “Commitments and Contingencies—Litigation,” to the consolidated financial statements under Part IV, Item 15 of this report for more information regarding the related pending class action complaint.

Failure to maintain effective internal control over our financial reporting could have an adverse effect on our ability to report our financial results on a timely and accurate basis.

We are required to maintain internal control over financial reporting pursuant to Rule 13a-15 under the Exchange Act. See Item 9A of this report, “Controls and Procedures.” Failure to maintain such controls could result in misstatements in our financial statements and potentially subject us to sanctions or investigations by the Securities and Exchange Commission or other regulatory authorities, either of which could result in a decline in the price of our common stock. Although we have taken steps to maintain our internal control structure as required, there is a risk that future control deficiencies could result in a misstatement.

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

Increased attention to the quality of care provided in skilled nursing facilities has caused several states to mandate, and other states to consider mandating, staffing laws that require minimum nursing hours of direct care per resident per day. These minimum staffing requirements further increase the gap between demand for and supply of qualified professionals, and lead to higher labor costs.

We operate a number of facilities in California, which has enacted legislation aimed at establishing minimum staffing requirements for facilities operating in that state. This legislation requires that the California Department of Public Health, or DPH, promulgate regulations requiring each skilled nursing facility to provide a minimum of 3.2 nursing hours per patient day. DPH finalized five regulations regarding nurse staffing ratios on January 22, 2009. Among other things, these new regulations require three 8-hour shifts for nurse-to-patient staffing, describe documentation and notice requirements, and specify procedures for obtaining a waiver from per-shift staffing requirements at skilled nursing facilities. Although DPH finalized the regulations, initial implementation of the statute authorizing the regulations is contingent on an appropriation in the annual Budget Act or another statute. Because no appropriation was made and no additional statutes were enacted, the regulations did not become operational. Therefore, DPH has announced that it will continue its current practice of determining a facility’s compliance with the 3.2 hour of nursing services per patient day measure in accordance with its internal policy and through on-site reviews conducted during periodic licensing and certification surveys and in response to complaints. If the DPH determines that a facility is out of compliance with this staffing measure, the DPH may issue a notice of deficiency, or a citation, depending on the impact on patient care. A citation carries with it the imposition of monetary fines that can range from $100 to $100,000 per citation. The issuance of either a notice of deficiency or a citation requires the facility to prepare and implement an acceptable plan of correction.

Our ability to satisfy any minimum staffing requirements depends upon our ability to attract and retain qualified healthcare professionals, including nurses, certified nurse’s assistants and other personnel. Attracting and retaining these personnel is difficult, given existing shortages of these employees in the labor markets in which we operate. Furthermore, if states do not appropriate additional funds (through Medicaid program appropriations or otherwise) sufficient to pay for any additional operating costs resulting from minimum staffing requirements, our profitability may be materially adversely affected.

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

At December 31, 2009, we had $1.8 million in accruals for self-insured medical and dental, $23.6 million in accruals for known or potential uninsured general and professional liability claims, and $14.9 million in accruals for workers’ compensation claims, based on our claims experience and an independent actuarial review. We may need to increase our accruals as a result of future actuarial reviews and claims that may develop. An adverse determination in legal proceedings, whether currently asserted or arising in the future, could have a material adverse effect on our business.

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

Our senior management team has extensive experience in the healthcare industry. We believe that they have been instrumental in guiding our businesses, instituting valuable performance and quality monitoring, and driving innovation. Accordingly, our future performance is substantially dependent upon the continued services of our senior management team. The loss of the services of any of these persons could have a material adverse effect upon us.

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

We intend to selectively pursue acquisitions of skilled nursing facilities, assisted living facilities and other related healthcare operations. Acquisitions may involve significant cash expenditures, debt incurrence, operating losses and additional expenses that could have a material adverse effect on our financial position, results of operations and liquidity. Acquisitions involve numerous risks, including:

•	difficulties integrating acquired operations, personnel and accounting and information systems, or in realizing projected efficiencies and cost savings;

•	diversion of management’s attention from other business concerns;

•	potential loss of key employees or customers of acquired companies;

•	entry into markets in which we may have limited or no experience;

•	increasing our indebtedness and limiting our ability to access additional capital when needed;

•	assumption of unknown material liabilities or regulatory issues of acquired companies, including failure to comply with healthcare regulations or to establish internal financial controls; and

•	straining of our resources, including internal controls relating to information and accounting systems, regulatory compliance, logistics and others.

Furthermore, certain of the foregoing risks could be exacerbated when combined with other growth measures that we expect to pursue.

Global economic conditions may impact our ability to obtain additional financing on commercially reasonable terms or at all and our ability to expand our business may be harmed.

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies expected to continue in 2010. Ongoing concerns about the systemic impact of potential long-term and widespread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility, uncertainty and liquidity issues for both borrowers and investors. These conditions, combined with volatile oil prices, declining business and consumer confidence, and increased unemployment, have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets, interest rate fluctuations and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

As of December 31, 2009, we had approximately $58.4 million available for additional borrowing under our senior secured credit facility. If our remaining ability to borrow under our senior secured credit facility is insufficient for our capital requirements, we will be required to seek additional sources of financing, including issuing equity, which may be dilutive to our current stockholders or incurring additional debt. Our ability to incur additional debt is subject to the restrictions in the indenture governing our 11% senior subordinated notes and our first lien credit agreement. We cannot assure you that the restrictions contained in these agreements will permit us to borrow the funds that we need to finance our operations, or that additional debt will be available to us on commercially reasonable terms or at all. Furthermore, market conditions may impede our ability to secure additional sources of financing, whether through the extension of our existing credit facility or by accessing the debt and equity markets. If we are unable to obtain funds sufficient to finance our capital requirements, we may have to forego opportunities to expand our business, including the acquisition of additional facilities.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our financial obligations.

We have now and will continue to have a significant amount of indebtedness. On December 31, 2009, our total indebtedness was approximately $458.7 million.

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

Floating rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase.

Borrowings under our first lien credit agreement are subject to floating rates of interest. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would correspondingly decrease. We have entered into interest rate swap agreements in the aggregate notional amount of $245.0 million, which effectively fixed the interest rate on the majority of our borrowings under our first lien credit agreement at 2.6% through December 31, 2010. There can be no assurance that when the interest rate swap agreements expire we will be able to enter into other interest rate swap agreements on favorable terms or at all.

Our operations are subject to environmental and occupational health and safety regulations, which could subject us to fines, penalties and increased operational costs.

We are subject to a wide variety of federal, state and local environmental and occupational health and safety laws and regulations. Regulatory requirements faced by healthcare providers such as us include those relating to air emissions, wastewater discharges, air and water quality control, occupational health and safety (such as standards regarding blood-borne pathogens and ergonomics), management and disposal of low-level radioactive medical waste, biohazards and other wastes, management of explosive or combustible gases, such as oxygen, specific regulatory requirements applicable to asbestos, lead-based paints, polychlorinated biphenyls and mold, and providing notice to employees and members of the public about our use and storage of regulated or hazardous materials and wastes. Failure to comply with these requirements could subject us to fines, penalties and increased operational costs. Moreover, changes in existing requirements or more stringent enforcement of them, as well as discovery of currently unknown conditions at our owned or leased facilities, could result in additional cost and potential liabilities, including liability for conducting clean-up, and there can be no guarantee that such increased expenditures would not be significant.

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

Terrorist attacks or acts of nature, such as hurricanes or earthquakes, may cause damage or disruption to us, our employees and our facilities, which could have an adverse impact on our residents. In order to provide care for our residents, we are dependent on consistent and reliable delivery of food, pharmaceuticals, power and other products to our facilities, and the availability of employees to provide services at our facilities. If the delivery of goods or the ability of employees to reach our facilities were interrupted due to a natural disaster or a terrorist attack, it would have a significant impact on our facilities. For example, in connection with Hurricane Katrina in New Orleans, several nursing home operators unaffiliated with us have been accused of not properly caring for their residents, which has resulted in, among other things, criminal charges being filed against the proprietors of those facilities. Furthermore, the impact, or impending threat, of a natural disaster has in the past and may in the future require that we evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients. The impact of natural disasters and terrorist attacks is inherently uncertain. Such events could severely damage or destroy one or more of our facilities, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that we currently cannot predict.

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

Our class A common stock has one vote per share, while our class B common stock has ten votes per share on all matters to be voted on by our stockholders. As of December 31, 2009, Onex Corporation, its affiliates and our directors and members of our senior management owned shares of common stock representing over 75.0% of the combined voting power of our outstanding common stock. Accordingly, Onex Corporation may have the power to control the outcome of matters on which stockholders are entitled to vote. Such matters include the election and removal of directors, the adoption or amendment of our certificate of incorporation and bylaws, possible mergers, corporate control contests and significant transactions. Through its control of the elections to our board of directors, Onex Corporation may also have the ability to appoint or replace our senior management and cause us to issue additional shares of our common stock or repurchase common stock, declare dividends or take other actions. Onex Corporation may make decisions regarding our company and business that are opposed to our other stockholders’ interests or with which they disagree. Onex Corporation may also delay or prevent a change of control of us, even if the change of control would benefit our other stockholders, which could deprive our other stockholders of the opportunity to receive a premium for their class A common stock. The significant concentration of stock ownership and voting power may also adversely affect the trading price of our class A common stock due to investors’ perception that conflicts of interest may exist or arise. To the extent that the interests of our public stockholders are harmed by the actions of Onex Corporation, the price of our class A common stock may be harmed.

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

We elect to be treated as a controlled company and thus utilize some of these exemptions. In addition, although we currently have a board composed of a majority of independent directors and have adopted charters for our audit, corporate governance, quality and compliance and compensation committees, and intend to conduct annual performance evaluations for these committees, none of these committees are composed entirely of independent directors, except for our audit committee. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of NYSE corporate governance requirements.

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

As of December 31, 2009, we operated 100 long-term care facilities, 74 of which are owned and 26 of which are leased. As of December 31, 2009, our operated facilities had a total of 10,954 licensed beds.

The following table provides information by state as of December 31, 2009 regarding the skilled nursing and assisted living facilities we owned and leased.

	Owned Facilities		Leased Facilities		Total Facilities
	Number	Licensed Beds	Number	Licensed Beds	Number	Licensed Beds
California	15	1,572	16	1,996	31	3,568
Kansas	26	1,408	—	—	26	1,408
Texas	22	3,309	—	—	22	3,309
Nevada	—	—	2	290	2	290
Missouri	7	1,007	—	—	7	1,007
New Mexico	2	208	8	972	10	1,180
Iowa	2	192	—	—	2	192

Total	74	7,696	26	3,258	100	10,954

Skilled nursing	54	6,712	24	2,992	78	9,704
Assisted living	20	984	2	266	22	1,250

Our executive offices are located in Foothill Ranch, California, where we lease office space, a portion of which is utilized for the administrative functions of our hospice and our rehabilitation therapy businesses. The term of this lease expires on June 30, 2013. We have an option to renew our lease at this location for an additional five-year term.

Item 3.	Legal Proceedings

The information required by this item is incorporated herein by reference to Note 12, “Commitments and Contingencies—Litigation,” to the consolidated financial statements under Part IV, Item 15 of this report.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the fourth quarter of 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “SKH.” Information with respect to sales prices and record holders of our common stock is set forth below.

Market Information

The following table sets forth, for the indicated quarterly periods, the high and low sale prices of our common stock as reported by the New York Stock Exchange:

Year Ended December 31, 2009	High ($)	Low ($)
First quarter	10.69	7.60
Second quarter	11.38	6.40
Third quarter	9.00	6.53
Fourth quarter	9.36	6.55

Year Ended December 31, 2008	High ($)	Low ($)
First quarter	15.49	9.83
Second quarter	14.39	10.47
Third quarter	17.17	13.02
Fourth quarter	15.75	7.83

On February 5, 2010, the closing sales price of our common stock on the New York Stock Exchange was $6.14 per share. On that date, there were 9 holders of record of our class A common stock and 31 holders of record of our class B common stock.

Dividend Payment

We did not declare or pay cash dividends in either 2009 or 2008. We anticipate that we will retain any earnings for use in the operation of our business for the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our outstanding shares in the fourth quarter of 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

We primarily issue stock options and restricted stock under our share-based compensation plans, which are part of a broad-based, long-term retention program that is intended to attract and retain talented employees and directors, and align stockholder and employee interests.

Pursuant to our Amended and Restated Skilled Healthcare Group, Inc. 2007 Incentive Award Plan, or 2007 Plan, we grant options, restricted stock awards, and restricted stock units to selected employees and directors. Options are granted to purchase shares of our common stock at a price not less than the fair market value of the stock at the date of grant. The 2007 Plan provides for the grant of incentive and non-qualified stock options as well as stock appreciation rights, restricted stock, restricted stock units, performance units and shares, and other stock-based awards. Generally, option grants and restricted stock awards to employees vest over four years and are exercisable for up to 10 years from the grant date. The Board of Directors may terminate the 2007 Plan at any time.

Additional information regarding our stock option plans and plan activity for fiscal 2009, 2008 and 2007 is provided in the notes to our consolidated financial statements in this annual report in “Notes to Consolidated Financial Statements, Note 11—Stock-Based Compensation” and in our 2010 Proxy Statement.

Item 6.	Selected Financial Data

We derived the selected historical consolidated financial data below for each of the years ended December 31, 2009, 2008, and 2007, and as of December 31, 2009 and 2008, from our audited consolidated financial statements included elsewhere in this document. We derived the selected historical consolidated financial data for the years ended December 31, 2006 and 2005 and as of December 31, 2007, 2006 and 2005 from our audited consolidated financial statements not included in this report.

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

SELECTED CONSOLIDATED FINANCIAL DATA

	Years ended December 31,
	2009	2008	2007	2006	2005
	Successor	Successor	Successor	Successor	Predecessor
	(in thousands, except per share data)
Consolidated Statement of Operations Data
Revenue	$759,751	$733,330	$634,607	$531,657	$462,847
Expenses	845,734	647,305	554,940	462,887	410,818
Total other income (expenses), net	(28,966)	(33,848)	(52,584)	(43,384)	(44,251)

Income before income taxes, discontinued operations and the cumulative effect of a change in accounting principle	(114,949)	52,177	27,083	25,386	7,778
Provision for (benefit from) income taxes	17,842	18,081	11,801	10,595	(13,048)

(Loss) income before discontinued operations and cumulative effect of a change in accounting principle	(132,791)	34,096	15,282	14,791	20,826
(Loss) income from discontinued operations, net of tax	(390)	—	—	—	14,740
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	(1,628)

Net (loss) income	(133,181)	34,096	15,282	14,791	33,938
Accretion on preferred stock	—	—	(7,354)	(18,406)	(744)

Net (loss) income attributable to common stockholders	$(133,181)	$34,096	$7,928	$(3,615)	$33,194

(Loss) Earnings Per Share Data:
(Loss) earnings per common share from continuing operations, basic	$(3.60)	$0.93	$0.29	$(0.31)	$27.01
(Loss) earnings per common share from continuing operations, diluted	$(3.60)	$0.92	$0.29	$(0.31)	$25.73
Weighted-average common shares outstanding, basic	36,914	36,573	27,062	11,638	1,229
Weighted-average common shares outstanding, diluted	36,914	36,894	27,715	11,638	1,290
Other Financial Data
Capital expenditures (excluding acquisitions)	$41,155	$49,626	$29,398	$22,267	$11,183
Net cash provided by operating activities	74,897	67,489	34,026	33,363	15,175
Net cash used in investing activities	(46,168)	(72,853)	(123,851)	(73,324)	(223,956)
Net cash (used in) provided by financing activities	(27,638)	2,399	92,016	5,644	241,253
EBITDA(1)	(60,164)	109,736	87,293	84,381	57,561
EBITDA margin(1)	(7.9)%	15.0%	13.8%	15.9%	12.4%
Adjusted EBITDA(1)	110,887	109,798	98,981	84,578	77,778
Adjusted EBITDA margin(1)	14.6%	15.0%	15.6%	15.9%	16.8%

	As of December 31,
	2009	2008	2007	2006	2005
	Successor	Successor	Successor	Successor	Predecessor
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$3,528	$2,047	$5,012	$2,821	$37,138
Working capital	44,672	47,298	50,872	17,166	59,130
Property and equipment, net	373,211	346,466	294,281	230,904	191,151
Total assets	856,242	1,006,580	965,857	836,233	797,082
Long-term debt (including current portion and the revolving credit facility)	458,679	470,261	458,436	469,055	463,309
Total stockholders’ equity	275,422	404,577	370,056	238,102	222,927

Notes

(1)	We define EBITDA as net (loss) income before depreciation, amortization and interest expense (net of interest income) and the provision for (benefit from) income taxes. EBITDA margin is EBITDA as a percentage of revenue. Adjusted EBITDA is EBITDA adjusted for the following (each to the extent applicable in the appropriate period):

•	discontinued operations, net of tax;

•	the effect of a change in accounting principle, net of tax;

•	the change in fair value of an interest rate hedge not qualifying for hedge accounting;

•	gains or losses on sale of assets;

•	provision for the impairment of long-lived assets, including goodwill;

•	the write-off of deferred financing costs of extinguished debt;

•	debt retirement costs;

•	reorganization expenses; and

•	fees and expenses related to the Transactions.

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

We compensate for these limitations by using EBITDA and Adjusted EBITDA only to supplement net (loss) income on a basis prepared in conformance with GAAP in order to provide a more complete understanding of the factors and trends affecting our business. We strongly encourage investors to consider net (loss) income determined under GAAP as compared to EBITDA and Adjusted EBITDA, and to perform their own analysis, as appropriate.

The following table provides a reconciliation of our net (loss) income, which is the most directly comparable financial measure presented in accordance with GAAP for the periods indicated, to EBITDA and Adjusted EBITDA:

	Years ended December 31,
	2009	2008	2007	2006	2005
	Successor	Successor	Successor	Successor	Predecessor
	(in thousands, except per share data)
Net (loss) income	(133,181)	34,096	15,282	14,791	33,938
Plus
Provision for (benefit from) income taxes	17,842	18,081	11,801	10,595	(13,048)
Depreciation and amortization	23,308	20,978	17,687	13,897	9,991
Interest expense, net of interest income	31,867	36,581	42,523	45,098	26,680

EBITDA	(60,164)	109,736	87,293	84,381	57,561
Discontinued operations, net of tax(a)	390	—	—	—	(14,740)
Cumulative effect of a change in accounting principle, net of tax(b)	—	—	—	—	1,628
Change in fair value of interest rate hedge(c)	—	—	40	197	165
Loss (gain) on sale of assets(d)	61	62	—	—	(980)
Premium on redemption of debt and write-off of deferred financing costs of extinguished debt(e)	—	—	11,648	—	16,626
Reorganization expenses(f)	—	—	—	—	1,007
Expenses related to the Transactions(g)	—	—	—	—	16,511
Goodwill impairment charge(h)	170,600	—	—	—	—

Adjusted EBITDA	110,887	109,798	98,981	84,578	77,778

Notes

(a)	In March 2005, we sold our California-based institutional pharmacy business and, therefore, the results of operations of our California-based pharmacy business have been classified as discontinued operations. As our pharmacy business has been sold, these amounts are no longer part of our core operating business. In 2009, we closed our hospice operations located in Ventura, California, and, therefore, the results of this business have been classified as discontinued operations.
(b)	In 2005, we recorded the cumulative effect of a change in accounting principle as a result of our adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410, “Asset Retirement and Environmental Obligations.”
While this item is required under GAAP, it is not reflective of the operating income and losses of our underlying business.
(c)	Changes in fair value of an interest rate hedge are unrelated to our core operating activities and we believe that adjusting for these amounts allows us to focus on actual operating costs at our facilities.
(d)	While gains or losses on sales of assets are required under GAAP, these amounts are also not reflective of income and losses of our underlying business.

(e)	Write-offs for deferred financing costs are the result of distinct capital structure decisions made by our management and are unrelated to our day-to-day operations. These write-offs reflect (1) deferred financing costs that have been expensed in connection with the prepayment of previously outstanding debt and deferred financing costs that were expensed upon prepayment of our second lien senior secured term loan in connection with the Transactions; and (2) a $7.7 million redemption premium on $70.0 million of our 11% senior subordinated notes that we redeemed in June 2007, before their scheduled maturities in 2014.
(f)	Represents expenses incurred in connection with our Chapter 11 reorganization.
(g)	Represents (1) $0.2 million in fees paid by us in connection with the Transactions for valuation services and an acquisition audit; (2) our forgiveness in connection with the completion of the Transactions of a $2.5 million note issued to us in March 1998 by our then-Chairman of the Board, William Scott; (3) a $4.8 million bonus award expense incurred in December 2005 upon the completion of the Transactions pursuant to cash bonus agreements between us and our former Chief Financial Officer, John King, and our former Executive Vice President and Chief Executive Officer of Ancillary Companies, Mark Wortley, in order to compensate them similarly to the economic benefit received by other executive officers who had previously purchased restricted stock; and (4) non-cash stock compensation charges of $9.0 million incurred in connection with restricted stock granted to certain of our senior executives. As these expenses relate solely to the Transactions, we do not expect to incur these types of expenses in the future.
(h)	During the fourth quarter of 2009, we recorded a goodwill impairment charge of $170.6 million at our long-term care reporting unit. The goodwill impairment charge is a non-cash accounting adjustment to our financial statements that does not affect our cash flows, or our liquidity position and is not expected to have any impact on our business. The impairment charge is the result of the downturn in the expected future growth rates for governmental payors (based on patient mix and announced Medicare and Medicaid reimbursement reductions), and their effect on expected future cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Goodwill” for a more detailed discussion of the goodwill impairment charge.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not indicate future performance. Our forward-looking statements, which reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in Item 1A, “Risk Factors,” of this report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Selected Financial Data” in Item 6 of this report on Form 10-K and our consolidated financial statements and related notes included in this report.

Certain prior year amounts have been reclassified to conform to current year presentation.

Restatement

On June 29, 2009, we restated our financial statements for the fiscal years ended December 31, 2006 through December 31, 2008, including the corresponding quarterly periods in 2007 and 2008, in our amended Form 10-K/A for the year ended December 31, 2008, and for the quarter ended March 31, 2009 in our amended Form 10-Q/A for the quarter then ended.

The restatement principally related to an understatement of accounts receivable allowance for doubtful accounts for our long-term care, or LTC, operating segment, which was caused by improper dating of accounts receivable for that segment by a former senior officer of the LTC segment, referred to as the former employee. Management conducted a review of our accounts receivable allowance for doubtful accounts related to the LTC segment after the former employee left our employment following a disciplinary meeting on unrelated matters. Management determined that the former employee had acted in a manner inconsistent with our accounting and disclosure policies and practices. As a result of its review, management recommended to the Audit Committee that a restatement was required. The Audit Committee initiated and directed a special investigation regarding the accounting and reporting issues raised by the former employee’s improper dating of accounts receivable. Under the oversight of the Audit Committee, internal audit personnel with the assistance of outside legal counsel and other advisors, investigated the matter and reviewed our internal controls related to accounts receivable allowance for doubtful accounts related to the LTC segment. Our investigation found no evidence that anyone else within our organization knew of or participated in the improper conduct.

Business Overview

We are a holding company that owns subsidiaries that operate skilled nursing facilities, assisted living facilities, hospices, and a rehabilitation therapy business. In addition, we have an administrative service company that provides a full complement of administrative and consultative services that allows our facility operators and those unrelated facility operators, with whom we contract, to better focus on delivery of healthcare services. The subsidiaries focus on providing high-quality care to our patients and we have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of December 31, 2009, we owned or leased 78 skilled nursing facilities and 22 assisted living facilities, together comprising 10,954 licensed beds. Our facilities, approximately 74.0% of which we own, are located in California, Texas, Iowa, Kansas, Missouri, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. For the year ended December 31, 2009, we generated approximately 84.6% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated by our other related healthcare services.

Our revenue was $759.8 million and $733.3 million for the years ended December 31, 2009 and 2008, respectively. To increase our revenue, we focus on acquiring existing facilities, developing new facilities, and improving our occupancy rate and our skilled mix, which is the number of Medicare and managed care patient days at our skilled nursing facilities divided by the total number of patient days at our skilled nursing facilities for any given period. Medicare and managed care payors typically provide higher reimbursement than other payors because patients in these programs typically require a greater level of care and service. Our skilled mix declined from 24.2% for 2008 to 23.1% for 2009. Our skilled mix declined primarily due to a decrease in average length of stay for our skilled patients as well as a reduction in Medicare census from lower acute-care admissions, including those from hospitals, as a result of the challenging economic environment and competitive pressures. Our skilled mix also impacts our quality mix, which is our percentage of non-Medicaid revenue. Our quality mix declined from 68.6% in 2008 to 67.8% in 2009.

We operate our business in two reportable operating segments: long-term care services, which includes the operation of skilled nursing and assisted living facilities and is the most significant portion of our business, and ancillary services, which includes our rehabilitation therapy and hospice businesses. The “other” category includes general and administrative items. Our reporting segments are business units that offer different services, and that are managed separately due to the nature of services provided.

Acquisitions and Developments

From the beginning of 2007 through December 31, 2009, we acquired and developed real estate or leasehold interests, or entered into long-term leases, for 27 skilled nursing and assisted living facilities across six states.

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

In September 2008, we acquired seven assisted living facilities located in Kansas for an aggregate purchase price of $9.0 million. The acquired facilities added 208 units to our operations. The acquisition was financed by borrowings of $9.0 million on our revolving credit facility.

In March 2009, we admitted our first patients to our newly constructed skilled nursing facility in Dallas, Texas, the Dallas Center of Rehabilitation. The opening of the Dallas Center of Rehabilitation added 136 beds to our operations.

In April 2009, we purchased a skilled nursing facility located in Des Moines, Iowa, for approximately $1.7 million in cash. This facility added 74 beds to our operations.

In April 2009, we completed construction of Vintage Park at Tonganoxie, an assisted living facility in the Kansas City market. This facility added 41 units to our operations.

In December 2009, we purchased a skilled nursing facility located in Davenport, Iowa, for approximately $2.2 million in cash. This facility added 118 beds to our operations.

We currently have two facilities we are planning and/or developing at or near Baylor Hospitals in Texas—one in downtown Fort Worth, Texas and the other in Garland, Texas (a northern suburb of Dallas). The Fort Worth facility is currently under construction and is expected to be completed in the second quarter of 2010. The Garland, Texas site consists of land we recently acquired that is adjacent to the Baylor Garland Hospital. The Garland, Texas site is currently in the design and site preparation phase and is expected to be completed in 2011.

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

•	EBITDA—net (loss) income before depreciation, amortization and interest expenses and the provision for income taxes. Additionally, Adjusted EBITDA means EBITDA as adjusted for non-core operating items. See footnote 1 under Item 6 of this report, “Selected Financial Data,” for an explanation of the adjustments and a description of our uses of, and the limitations associated with, EBITDA and Adjusted EBITDA.

•

Number of facilities and licensed beds—the total number of skilled nursing facilities and assisted living facilities that we own or operate and the total number of licensed beds associated with these facilities.

•

Occupancy percentage—the average daily ratio during a measurement period of the total number of residents occupying a bed in a skilled nursing facility to the number of available beds in the skilled nursing facility. During any measurement period, the number of licensed beds in a skilled nursing facility that are actually available to us may be less than the actual licensed bed capacity due to, among other things, bed de-certifications.

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

The following tables summarize, for each of the periods indicated, our payor sources, quality mix, occupancy percentage, skilled mix, EBITDA and Adjusted EBITDA and average daily rates and, at the end of the periods indicated, the number of facilities operated by us, the number of facilities that we own and lease, the total number of licensed beds and our total number of available beds:

	Year Ended December 31,
	2009	2008	2007
Revenue from:
Medicare	34.8%	36.5%	36.8%
Managed care, private pay, and other	33.0	32.1	32.2

Quality mix	67.8	68.6	69.0
Medicaid	32.2	31.4	31.0

Total	100.0%	100.0%	100.0%

Occupancy statistics (skilled nursing facilities):
Available patient days	3,324,757	3,302,889	2,973,011
Actual patient days	2,784,033	2,791,937	2,523,954
Occupancy percentage	83.7%	84.5%	84.9%
Skilled mix	23.1%	24.2%	24.1%
Average daily number of patients	7,628	7,628	6,915
EBITDA(1) (in thousands)	$(60,164)	$109,736	$87,293
Adjusted EBITDA(1) (in thousands)	$110,887	$109,798	$98,981

Revenue per patient day (skilled nursing facilities prior to intercompany eliminations)
LTC only Medicare (Part A)	$499	$475	$447

Medicare blended rate (Part A & B)	$557	$525	$495
Managed care	369	359	354
Medicaid	146	139	131
Private and other	162	157	151

Weighted-average	$231	$224	$214

	Year Ended December 31,
	2009	2008	2007
Facilities:
Skilled nursing facilities:
Owned	54	51	49
Leased	24	24	25

Total skilled nursing facilities	78	75	74
Total licensed beds	9,704	9,373	9,183
Assisted living facilities:
Owned	20	19	11
Leased	2	2	2

Total assisted living facilities	22	21	13
Total licensed beds	1,250	1,214	955
Total facilities	100	96	87
Available beds in service (SNF only)	9,280	8,983	9,007
Percentage of owned facilities	74.0%	72.9%	69.0%

(1)	EBITDA and Adjusted EBITDA are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. generally accepted accounting principles, or GAAP. We define EBITDA as net (loss) income before depreciation, amortization and interest expenses (net of interest income) and the provision for income taxes. Adjusted EBITDA means EBITDA as adjusted for non-core operating items. See reconciliation of net (loss) income to EBITDA and Adjusted EBITDA and a discussion of its uses and limitations in footnote 1 in Item 6 of this report, “Selected Financial Data.”

Revenue

Revenue by Service Offering

The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in thousands):

	Year Ended December 31,						Percentage Change
	2009		2008		2007		2009 vs. 2008	2008 vs. 2007
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
Long-term care services:
Skilled nursing facilities	$642,358	84.6%	$622,914	85.0%	$538,320	84.8%	3.1%	15.7%
Assisted living facilities	24,442	3.2	20,562	2.8	17,300	2.7	18.9	18.9

Total long-term care services	666,800	87.8	643,476	87.8	555,620	87.5	3.6	15.8
Ancillary services:
Third-party rehabilitation therapy services	74,723	9.8	69,931	9.5	68,971	10.9	6.9	1.4
Hospice	18,228	2.4	19,923	2.7	10,016	1.6	(8.5)	98.9

Total ancillary services	92,951	12.2	89,854	12.2	78,987	12.5	3.4	13.8

Total	$759,751	100.0%	$733,330	100.0%	$634,607	100.0%	3.6%	15.6%

Sources of Revenue

The following table sets forth revenue by state and revenue by state as a percentage of total revenue for the periods (dollars in thousands):

	Year Ended December 31
	2009		2008		2007
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$336,158	44.2%	$327,088	44.6%	$309,064	48.7%
Texas	190,587	25.1	185,914	25.4	184,435	29.1
New Mexico	83,542	11.0	82,254	11.2	24,505	3.9
Kansas	57,864	7.6	51,331	7.0	39,195	6.2
Missouri	57,141	7.5	55,878	7.6	51,357	8.1
Nevada	30,929	4.1	30,605	4.2	25,474	4.0
Iowa	2,870	0.4	—	—	—	—
Other	660	0.1	260	—	577	—

Total	$759,751	100.0%	$733,330	100.0%	$634,607	100.0%

Long-Term Care Services Segment

Skilled Nursing Facilities. Within our skilled nursing facilities, we generate our revenue from Medicare, Medicaid, managed care providers, insurers, private pay and other sources. We believe that our skilled mix is an important indicator of our success in attracting high-acuity patients because it represents the percentage of our patients who are reimbursed by Medicare and managed care payors, for whom we receive higher reimbursement rates. Medicare and managed care payors typically do not provide reimbursement for custodial care, which is a basic level of healthcare. Several of our skilled nursing facilities include our Express Recovery™ program. This program uses a dedicated unit within a skilled nursing facility to deliver a comprehensive rehabilitation and recovery regimen in accommodations uniquely designed to serve high-acuity patients.

The following table sets forth our Medicare, managed care, private pay/other and Medicaid patient days as a percentage of total patient days and the level of skilled mix for our skilled nursing facilities:

	Year Ended December 31,
	2009	2008	2007
Medicare	16.2%	17.2%	18.1%
Managed care	6.9	7.0	6.0

Skilled mix	23.1	24.2	24.1
Private pay and other	17.8	17.9	17.0
Medicaid	59.1	57.9	58.9

Total	100.0%	100.0%	100.0%

Our skilled mix declined in 2009 primarily due to a decrease in average length of stay for our skilled patients as well as a reduction in Medicare census from lower acute-care admissions, including those from hospitals, as a result of the challenging economic environment and competitive pressures.

The following table sets forth our Medicare, managed care, private pay and Medicaid sources of revenue by percentage of total revenue and the level of quality mix for our company:

	Year Ended December 31,
	2009	2008	2007
Medicare	34.8%	36.5%	36.8%
Managed care	9.4	9.5	8.5
Private pay and other	23.6	22.6	23.7

Quality mix	67.8	68.6	69.0
Medicaid	32.2	31.4	31.0

Total	100.0%	100.0%	100.0%

Assisted Living Facilities. Within our assisted living facilities, which are mostly in Kansas, we generate our revenue primarily from private pay sources, with a small portion earned from Medicaid or other state specific programs.

Ancillary Services Segment

Rehabilitation Therapy. As of December 31, 2009, we provided rehabilitation therapy services to a total of 163 healthcare facilities, including 68 of our facilities, compared to 177 facilities, including 65 of our facilities, as of December 31, 2008. In addition, we have contracts to manage the rehabilitation therapy services for our ten healthcare facilities in New Mexico. The net decrease of 14 facilities serviced was comprised of 21 new facilities serviced, net of 35 cancellations. Of the 35 cancellations, 24 facilities were owned by two customers, one of whom was canceled for non-payment. In 2009, facilities owned by these two customers contributed $10.5 million of revenue to rehabilitation therapy services. While margins for these two customers were lower than our other rehabilitation therapy customers on average, there may be a negative impact to rehabilitation therapy revenue in 2010 as a result of these cancellations if we are not successful in replacing these contracts. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party skilled nursing facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered.

Hospice. We provide hospice care in California and New Mexico. We derive substantially all of the revenue from our hospice business from Medicare and Medicaid reimbursement for hospice services. Our objective is to increase the number of patients that each of our hospice programs serves, thus improving our site-level margins and leveraging our overhead. Our overall margins in 2009 were negatively impacted by a Medicare cap contractual adjustment of $2.1 million (see Item 1 of this report, “Business—Sources of Reimbursement” and Item 1A of this report “Risk Factors—We are subject to a Medicare cap amount for our hospice business. Our net patient service revenue and profitability could be adversely affected by limitations on Medicare payments.”).

We are continuing to take a broader view of managing the Medicare cap and its impact on our hospice business by actively managing our average length-of-stay on a market-by-market basis. A key component of this strategy is to analyze each hospice program’s mix of patients and referral sources to achieve an optimal balance of the types of patients and referral sources that we serve at each of our programs. We believe this strategy will increase our net patient service revenue by reducing the possibility of experiencing a Medicare cap contractual adjustment. Developing new relationships and thereby adjusting patient mix takes time to implement and will continue to be an ongoing process.

Regulatory and other Governmental Actions Affecting Revenue

The following table summarizes the amount of revenue that we received from each of the payor classes indicated during the year indicated (dollars in thousands):

	Year Ended December 31,
	2009		2008		2007
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
Medicare	$264,594	34.8%	$267,180	36.5%	$233,660	36.8%
Medicaid	244,707	32.2	230,498	31.4	196,978	31.0

Subtotal Medicare and Medicaid	509,301	67.0	497,678	67.9	430,638	67.8
Managed Care	71,181	9.4	69,723	9.5	53,589	8.5
Private pay and other	179,269	23.6	165,929	22.6	150,380	23.7

Total	$759,751	100.0%	$733,330	100.0%	$634,607	100.0%

We derive a substantial portion of our revenue from government Medicare and Medicaid programs. In addition, our rehabilitation therapy services, for which we receive payment from private payors, are significantly dependent on Medicare and Medicaid funding, as those private payors are often reimbursed by these programs.

For a detailed discussion of our sources of reimbursement, see Item 1 of this report, “Business—Sources of Reimbursement” and Item 1A of this report “Risk Factors.”

Primary Expense Components

Cost of Services

Cost of services in our long-term care services segment primarily includes salaries and benefits, supplies, purchased services, ancillary expenses such as the cost of pharmacy and therapy services provided to patients and residents, and operating expenses of our skilled nursing and assisted living facilities, including professional and general liability insurance.

Cost of services in our ancillary services segment primarily includes salaries and benefits, supplies, purchased services, expenses for general and professional liability insurances and other operating expenses of our rehabilitation therapy and hospice businesses.

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

Dividend Accretion on Convertible Preferred Stock

Dividends accrued on our convertible preferred stock that was issued in connection with the Transactions at a rate of 8% per annum on the sum of the original purchase price and the accumulated and unpaid dividends thereon. In 2007, dividend accretion on our convertible preferred stock was $7.4 million. Concurrently with the completion of our initial public offering in May 2007, all outstanding shares of our preferred stock converted into our class B common stock, and consequently there has been no further dividend accretion.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts related to estimated losses resulting from nonpayment of patient accounts receivable and third-party billings and notes receivable from customers. In evaluating the collectability of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection trends, the composition of patient accounts by payor, the status of ongoing disputes with third-party payors, underlying guarantees, and general industry conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our receivables from Medicare and Medicaid payor programs represent our only significant concentration of credit risk. We do not believe there to be significant credit risks associated with these governmental programs. If, at December 31, 2009, we were to recognize an increase of 10% in our allowance for doubtful accounts, our total current assets would decrease by $2.2 million, or 1.7%. There would be a corresponding increase in operating expense.

Patient liability risks

Our professional liability and general liability reserve includes amounts for patient care related claims and incurred but not reported claims. Professional liability and general liability costs for the long-term care industry in many states continue to be expensive and difficult to estimate, although other states have implemented tort reform that has stabilized the costs. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, along with an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle unpaid claims. Although we believe that our reserves are adequate, it is possible that this liability will require a material adjustment in the future. For example, an adverse professional liability judgment partially contributed to our bankruptcy filing under Chapter 11 of the United States Bankruptcy Code in October 2001. If, at December 31, 2009, we were to recognize an increase of 10% in the reserve for professional liability and general liability, our total liabilities would be increased by $2.4 million, or 0.4%. There would be a corresponding increase in operating expense. We record our professional and general liability reserves on an undiscounted basis.

Impairment of long-lived assets

We periodically evaluate the carrying value of our long-lived assets other than goodwill, primarily consisting of our investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future discounted cash flows of the underlying operations to assess recoverability of the assets. Measurement of the amount of the impairment, if any, may be based on independent appraisals, established market values of comparable assets or estimates of future cash flows expected. The estimates of these future cash flows are based on assumptions and projections believed by management to be reasonable and supportable. They require management’s subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions may vary by type of long-lived asset. As of December 31, 2009, none of our long-lived assets were impaired.

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

As of December 31, 2009, goodwill in the amount of $279.4 million was recognized in our consolidated balance sheet, of which $245.4 million related to the long-term care reporting unit and $34.0 million related to the rehabilitation therapy unit. There is no goodwill allocated to the hospice reporting unit. We account for goodwill in accordance with FASB ASC Topic 350, “Intangibles—Goodwill and Other.”

Goodwill Impairment Testing

We compare the fair value of each reporting unit to its carrying amount on an annual basis to determine whether there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent the fair value of goodwill is less than its carrying value.

Based upon the market conditions that existed in the third quarter of 2009, we performed an impairment analysis as of September 30, 2009 and concluded there was no goodwill impairment. Due to the downturn in the expected future growth rates for governmental payors (based on patient mix and announced Medicare and Medicaid reimbursement reductions), and their effect on expected future cash flows, we updated our impairment analysis as of December 31, 2009.

As of December 31, 2009, after the fair value determined above was compared to the carrying value of each reporting entity, we concluded that the carrying value of the long-term care reporting unit exceeded its fair value and step two of the analysis was performed. The fair value of the therapy unit exceeded its carrying value.

We assessed the fair value of the long-term care reporting unit for goodwill impairment based upon a combination of the discounted cash flow (income approach) and guideline public company method (market approach). The income and market approaches were given equal weighting.

The discounted cash flow and market approach methodologies utilized in estimating the fair value of our reporting units for purposes of goodwill impairment testing requires various judgmental assumptions about revenues, EBITDA and operating margins, growth rates, and working capital requirements. In determining those judgmental assumptions, we make a number of judgments regarding a variety of data, including—for each reporting unit—the annual budget for the upcoming year, the longer-term business plan, economic projections, anticipated future cash flows, market data, and historical cash flow growth rates. For the December 31, 2009 impairment analysis the 2010 budget was utilized.

Below are the key assumptions used to estimate the fair value for our long-term care reporting unit at the time of our December 31, 2009 goodwill impairment test using the income approach:

•	2.5% long-term growth rate; and

•	9.5% discount rate

Our long-term care reporting unit experienced an average annual growth rate in external revenue from 2006 to 2009 of 12.5%. However, we selected a long term growth rate of 2.5% for the discounted cash flow analysis conducted as part of the impairment analysis because the historical growth rate includes acquisitions and the 2.5% is our expected long-term growth rate from a combination of reimbursement rate increases, occupancy and skilled mix increases.

The operating expenses projected under the discounted cash flow method were based upon our historical expenses as a percentage of long-term care revenue adjusted for known efficiencies or additional costs to be incurred. Capital expenditures were based upon expected expenditures per bed, the build out of current facilities under construction, and projected acquisitions matching our revenue growth rate.

The discount rate used to present value cash flows under the discounted cash flow method is a significant assumption in the analysis. The discount rate was developed using the capital asset pricing model through which a weighted average cost of capital was derived. The discount rate was estimated using the risk free rate, market risk premium, and cost of debt prevalent as of the valuation date. In addition, a risk premium of 6.0% was included in order to account for the risks inherent in the cash flows.

For the market approach, we compared ourselves to a peer group of other public companies. As several of our peers lease a higher percentage of their skilled nursing facilities than we do, the metric used was total invested capital, or TIC, divided by earnings before interest, tax, depreciation, amortization and rent, or EBITDAR. The average TIC divided by projected 2010 EBITDAR for the peer group, including us, was 7.2. For our market valuation a multiple of 7.0 was selected along with a control premium of 30%, based upon historical transactions.

As a result of this evaluation, we performed step two of the goodwill impairment analysis for the long-term care reporting unit. In this test, the carrying value of goodwill is adjusted to its fair value. Each asset and liability was ascribed a value based on fair value standards under generally accepted accounting principles. However, no change in book value for any assets or liabilities (other than goodwill) was recognized on our December 31, 2009 balance sheet as we have not elected the fair value option of reporting. An outside valuation firm assisted us in calculating the fair value of our skilled healthcare facilities, the largest non-goodwill asset of the long-term care reporting unit. We used forecasted occupancy rates, operating income, market rental rates and capitalization rates to calculate the fair value of the facilities. The assumptions varied by facility. We determined the fair value of the skilled healthcare facilities exceeded their carrying value in the aggregate. The fair value of the long-term care reporting unit was used for the equity value of the long-term care reporting unit in the step two analysis. The fair value of the remaining assets and liabilities (other than goodwill) was substantially equivalent to their carrying value.

Upon completion of step two, we recorded a goodwill impairment charge of $170.6 million at our long-term care reporting unit as the carrying value of goodwill exceeded its implied fair value.

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

Income Taxes

Income taxes are accounted for under FASB ASC Topic 740, “Income Taxes.” FASB ASC Topic 740 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition rules. As of December 31, 2009 and 2008, our accrual for unrecognized tax benefits including applicable interest and penalties was $0.1 million and $2.9 million, respectively. As prescribed by FASB ASC Topic 740, only the amounts reasonably expected to be paid within 12 months are recorded in taxes payable, while remaining amounts after 12 months are recorded in other non-current taxes payable.

Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. While we believe that our tax return positions are supportable, there are certain positions that may not be sustained upon review by tax authorities. While we believe that adequate accruals have been made for such positions, the final resolution of those matters may differ from the amounts provided for in our historical income tax provisions and accruals.

We recognize interest and penalties related to uncertain tax positions in the provision for income taxes line item of the consolidated statements of operations. As of December 31, 2009 and 2008, we had accrued approximately $23 thousand and $0.4 million, respectively, in interest and penalties on unrecognized tax benefits, net of approximately $15 thousand and $0.2 million, respectively, of tax benefit. If reversed, the entire balance will result in a benefit to the provision for income taxes in 2010 and subsequent years.

Our tax years 2006 and forward are subject to examination by the IRS and from 2005 forward by our material state jurisdictions. With normal closures of the statute of limitations, we anticipate that there is a reasonable possibility that the amount of unrecognized tax benefits will decrease by $0.1 million within the next 12 months.

We use the liability method of accounting for income taxes as set forth in FASB ASC Topic 740. We determine deferred tax assets and liabilities at the balance sheet date based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income.

Our temporary differences are primarily attributable to purchase adjustments related to intangible assets, depreciation, allowances for doubtful accounts and accruals for professional and general liability expenses and compensation, which are not deductible for tax purposes until paid.

We assess the likelihood that our deferred tax assets will be recovered from future taxable income and available carryback potential and unless we believe that recovery is more likely than not, we establish a valuation allowance to reduce the deferred tax assets to the amounts expected to be realized. We make our judgments regarding deferred tax assets and the associated valuation allowance, based on among other things, expected future reversals of taxable temporary differences, available carryback potential, tax planning strategies and forecasts of future income. We periodically review for the requirement of a valuation allowance as necessary. As of December 31, 2009, we were in a three-year cumulative pre-tax loss position, which is considered significant negative evidence under FASB ASC Topic 740 and presumes a need for a valuation allowance. The current period and cumulative pretax loss was attributable to a goodwill impairment charge which was non-deductible for income tax purposes and did not affect taxable income. We have a history of generating taxable earnings and will report significant taxable income in 2009. Further, as our deferred tax assets are expected to reverse in subsequent years, any deferred tax asset could be utilized to carry back against prior year income. This significant positive evidence overcomes the presumption of a need for a valuation allowance. At December 31, 2009, we retained a valuation allowance for our state loss carryforwards of $0.1 million as a result of certain restrictions regarding their utilization.

Share-Based Payments

Share-based payments are accounted for under the FASB ASC Topic 718, “Compensation—Stock Compensation,” which requires all share-based payments, including stock option grants and restricted stock awards, to be recognized in our financial statements based upon their respective grant date fair values. Under

FASB ASC Topic 718, the fair value of each employee’s stock option is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options. The Black-Scholes model meets the requirements of FASB ASC Topic 718, but the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimated the expected volatility by examining the historical and implied volatilities of comparable publicly traded companies due to our limited trading history and because we do not have any publicly traded options.

We estimated the expected life of the stock options as the average of the contractual term and the weighted-average vesting term of the options. The risk-free interest rate assumption is based on the implied U.S. treasury rate for the expected life of the stock option. The dividend yield assumption is based on our history and expectation of no dividend payouts. The fair value of our restricted stock awards is based on the closing market price of our Class A common stock on the date of grant. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

As of December 31, 2009, there was approximately $3.5 million of total unrecognized compensation costs related to nonvested stock awards, restricted stock units and performance stock awards. These costs are expected to have a weighted-average remaining recognition period of 2.5 years. As of December 31, 2009, the total compensation costs related to unvested stock option grants not yet recognized was $1.7 million. These costs are expected to have a weighted-average remaining recognition period of 2.7 years.

Accounting for Conditional Asset Retirement Obligations

In accordance with FASB ASC Topic 410, “Asset Retirement and Environmental Obligations,” we recorded a liability of $5.0 million effective December 31, 2005, substantially all of which related to estimated costs to remove asbestos that is contained within our facilities. Of this $5.0 million liability, $1.6 million was recorded as a cumulative effect of a change in accounting principle, net of tax benefit for the year ended December 31, 2005.

We have determined that a conditional asset retirement obligation exists for asbestos remediation. Though not a current health hazard in our facilities, upon renovation, we may be required to take the appropriate remediation procedures in compliance with state law to remove the asbestos. The removal of asbestos-containing materials includes primarily floor and ceiling tiles from our pre-1980 constructed facilities. We determined the fair value of the conditional asset retirement obligation as the present value of the estimated future cost of remediation based on an estimated expected date of remediation. This computation is based on a number of assumptions which may change in the future based on the availability of new information, technology changes, changes in costs of remediation, and other factors.

The determination of the asset retirement obligation is based upon a number of assumptions that incorporate our knowledge of the facilities, the asset life of the floor and ceiling tiles, the estimated time frames for periodic renovations which would involve floor and ceiling tiles, the current cost for remediation of asbestos and the current technology at hand to accomplish the remediation work. These assumptions to determine the asset retirement obligation may be imprecise or be subject to changes in the future. Any change in the assumptions can impact the value of the determined liability and impact our future earnings. If we were to experience a 10% increase in our estimated future cost of remediation, our recorded liability of $5.5 million would increase by $0.6 million.

Operating Leases

We account for operating leases in accordance with FASB ASC Topic 840, “Leases.” Accordingly, rent expense under our facilities’ and administrative offices’ operating leases is recognized on a straight-line basis over the original term of each facility’s and administrative office’s leases, inclusive of predetermined minimum rent escalations or modifications and including any lease renewal options.

Recent Accounting Standards

The information required by this item is incorporated herein by reference to Note 2, “Summary of Significant Accounting policies,” to the consolidated financial statements under Part IV, Item 15 of this report.

Results of Operations

The following table sets forth details of our revenue and earnings as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Revenue	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	80.1	79.6	79.4
Rent cost of revenue	2.4	2.5	2.0
General and administrative	3.3	3.3	3.2
Depreciation and amortization	3.1	2.9	2.8
Goodwill impairment charge	22.5	—	—

	111.4	88.3	87.4

Other income (expenses):
Interest expense	(4.3)	(5.1)	(7.0)
Interest income	0.2	0.1	0.2
Premium on redemption of debt and write-off of related deferred financing costs	—	—	(1.8)
Equity in earnings of joint venture	0.4	0.3	0.3
Other income	—	—	—
Change in fair value of interest rate hedge	—	—	—

Total other expenses, net	(3.7)	(4.7)	(8.3)

(Loss) income before provision for income taxes	(15.1)	7.0	4.3
Provision for income taxes	2.3	2.5	1.9

Income from continuing operations	(17.4)	4.5	2.4
Loss from discontinued operations, net of tax	(0.1)	—	—

Net (loss) income	(17.5)%	4.5%	2.4%

EBITDA(1)	(7.9)%	15.0%	13.8%
Adjusted EBITDA(1)	14.6%	15.0%	15.6%

(1)	See footnote 1 to Item 6 of this report, “Selected Financial Data” for a calculation of EBITDA and Adjusted EBITDA and for a description of our uses of, and the limitations associated with, EBITDA and Adjusted EBITDA.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue. Revenue increased $26.5 million, or 3.6%, to $759.8 million in 2009 from $733.3 million in 2008.

	Year Ended December 31,
	2009		2008		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Long-term care services:
Skilled nursing facilities	$642.4	84.6%	$622.9	85.0%	$19.5	3.1%
Assisted living facilities	24.4	3.2	20.6	2.8	3.8	18.9

Total long-term care services	$666.8	87.8%	$643.5	87.8%	$23.3	3.6%

The increase in skilled nursing facilities revenue resulted primarily from a $10.2 million increase due to the addition of acquired and developed facilities since the beginning of 2008, including the acquisition of a Kansas facility in April 2008, the opening of the Dallas Center of Rehabilitation, and the acquisition of two facilities in Iowa. Additionally, for skilled nursing facilities operated for all of 2008 and 2009, revenue increased $32.2 million due to higher rates from Medicare, Medicaid and managed care pay sources, offset by a $24.2 million decrease due to a decline in occupancy rates. Our revenue related to the administration of third party facilities increased $1.3 million. Occupancy and per patient day rates were both negatively impacted by the decrease in our skilled mix in 2009 as compared to 2008. We believe our skilled mix declined to 23.1% in 2009 from 24.2% in 2008 primarily due to a decrease in average length of stay for our skilled patients as well as a reduction in Medicare census from lower acute-care admissions, including those from hospitals, as a result of the challenging economic environment and competitive pressures, primarily due to the development of new facilities in Texas near our existing facilities. Our average daily Part A Medicare rate increased 5.1% to $499 in 2009 from $475 in 2008 as a result of market basket increases provided under the Medicare program in October 2008, as well as a higher patient acuity mix from the expansion of our Express Recovery™ Unit services. Our average daily Medicaid rate increased 5.0% to $146 in 2009 from $139 per day in 2008, primarily due to increased Medicaid rates in Texas, California and Missouri. We incurred a Medicare rate decrease of 1.1% as of October 1, 2009, which will negatively impact per patient day rates in 2010 as compared to 2009. We have also experienced Medicaid rate reductions in certain states. The $3.8 million increase in assisted living facilities revenue is primarily attributed to the acquisition of the Kansas assisted living facilities in September 2008.

	Year Ended December 31,
	2009		2008		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Ancillary services:
Third-party rehabilitation therapy services	$74.7	9.8%	$69.9	9.5%	$4.8	6.9%
Hospice	18.2	2.4	19.9	2.7	(1.7)	(8.5)

Total ancillary services	$92.9	12.2%	$89.8	12.2%	$3.1	3.4%

The increase in rehabilitation therapy services revenue resulted primarily from an increase in therapy services under existing third-party facility contracts due to higher rates, increased census and improved Medicare Part A RUG distribution. As discussed above under “Revenue—Ancillary Services Segment,” we cancelled 35 rehabilitation therapy services contracts during the year ended December 31, 2009. The margins on the cancelled contracts were significantly below the overall margin of the therapy business. Hospice revenue decreased primarily as a result of a Medicare cap contractual adjustment in 2009.

Cost of Services Expenses. Our cost of services expenses increased $25.0 million, or 4.3%, to $608.6 million, or 80.1% of revenue, in 2009, from $583.6 million, or 79.6% of revenue, in 2008.

	Year Ended December 31,
	2009		2008		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Long-term care services:
Skilled nursing facilities	$499.2	77.7%	$485.9	78.0%	$13.3	2.7%
Assisted living facilities	17.0	69.7	13.9	67.5	3.1	22.3
Regional operations support	21.3	n/a	16.2	n/a	5.1	31.5

Total long-term care services	$537.5	80.6%	$516.0	80.2%	$21.5	4.2%

Cost of services expenses at our skilled nursing facilities increased $10.1 million due to the acquisition of a Kansas facility in April 2008, the opening of the Dallas Center of Rehabilitation and acquisition of the Rehabilitation Center of Des Moines and St. Mary Healthcare and Rehabilitation Center, and $3.0 million resulted from operating costs increasing at facilities acquired or developed prior to January 1, 2008 by $4 per patient day, or 2.3%, to $179 per patient day in 2009 from $175 per patient day in 2008. The $3.0 million increase in operating costs resulted from a $9.3 million increase in labor costs, or 5.4%, on a per patient day basis, as the fixed labor costs increased as a percent of total labor costs due to the decline in census and also due to slight labor rate increases. These labor cost increases were offset by a $3.4 million decrease in ancillary costs and a $2.9 million decrease in other expenses such as food, therapy, and other purchased services primarily due to the decreased census. Cost of services expenses at our assisted living facilities increased primarily due to the acquisition of seven assisted living facilities in September 2008.

	Year Ended December 31,
	2009			2008			Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Revenue (prior to intersegment eliminations)	Revenue (prior to intersegment eliminations) percentage	Cost of Service Dollars (prior to intersegment eliminations)	Revenue (prior to intersegment eliminations)	Revenue (prior to intersegment eliminations) percentage	Dollars	Percentage
	(dollars in millions)
Ancillary services:
Third-party rehabilitation therapy services	$120.5	$141.2	85.3%	$117.5	$135.1	87.0%	$3.0	2.6%
Hospice	19.6	18.2	107.7	18.7	19.9	94.0	0.9	4.8

Total ancillary services	$140.1	$159.4	87.9%	$136.2	$155.0	87.9%	$3.9	2.9%

The decrease in rehabilitation therapy costs as a percentage of revenue was primarily due to increased labor productivity as well as lower bad debt expense in 2009 as compared to 2008. Cost of services expenses related to our hospice services were 96.6% of total hospice revenue excluding the 2009 cap overage of $2.1 million from revenue, resulting in revenue of $20.3 million in 2009, as compared to 94.0% of total hospice revenue of $19.9 million in 2008. Cost of services expense in our hospice business was challenged by labor inefficiencies in our California operations, which have since been remediated.

Rent cost of revenue. Rent cost of revenue decreased by $0.1 million, or 0.5%, to $18.1 million, or 2.4% of revenue, in 2009 from $18.2 million, or 2.5% of revenue, in 2008.

General and Administrative Services Expenses. Our general and administrative services expenses increased $0.6 million, or 2.4%, to $25.1 million, or 3.3% of revenue, in 2009 from $24.5 million, or 3.3% of revenue, in 2008. The increase in our general and administrative expenses was primarily the result of $0.9 million of expense incurred related to the restatement of our financial results.

Depreciation and Amortization. Depreciation and amortization increased by $2.3 million, or 11.0%, to $23.3 million in 2009 from $21.0 million in 2008. This increase primarily resulted from increased depreciation and amortization related to the opening of the Dallas Center of Rehabilitation skilled nursing facility as well as new assets placed in service during 2008 and 2009. We expect that depreciation costs will continue to increase as we place additional Express Recovery™ Units in service in 2010 as well as from a full year of depreciation recorded for assets placed in service during 2009.

Goodwill Impairment Charge. We recorded a goodwill impairment charge of $170.6 million in 2009. There was no goodwill impairment charge recorded in 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Goodwill” for a more detailed discussion of the goodwill impairment charge.

Interest Expense. Interest expense decreased by $4.3 million, or 11.5%, to $33.0 million in 2009 from $37.3 million in 2008. The decrease in our interest expense was primarily due to a decrease in the average interest rate on our debt from 7.2% in 2008 to 5.9% in 2009, which resulted in $6.1 million of savings. Average debt outstanding increased by $0.4 million, from $472.9 million in 2008 to $473.3 million in 2009. The impact of the lower average interest rate was partially offset by a $1.6 million increase in the amortization of deferred financing fees as a result of amounts paid to extend the maturity date of our revolving credit facility in April 2009. The all in rate for the full year ended December 31, 2009 was 7.0%, as compared to 7.9% in 2008.

Interest Income. Interest income increased by $0.4 million to $1.1 million in 2009 from $0.7 million in 2008 due to an increase in outstanding notes receivable balances.

Equity in Earnings of Joint Venture. Equity earnings of our joint venture increased by $0.3 million, or 12.0% to $2.8 million, or 0.4% of revenue, in 2009 from $2.5 million, or 0.3% of revenue, in 2008. These earnings relate primarily to the pharmacy joint venture.

Provision for Income Taxes. Our provision for income taxes in 2009 was $17.8 million, or (15.5)% of pre-tax loss from continuing operations, as compared to $18.1 million and 34.7% of pre-tax earnings from continuing operations in 2008. The change in the effective tax rate for 2009 was primarily due to a $170.6 million impairment charge for goodwill which was not deductible for tax purposes. Absent this charge, our effective tax rate for 2009 would have been 32.1%.

EBITDA. EBITDA decreased by $169.9 million to a loss of $60.2 million in 2009 from $109.7 million in 2008. The $169.9 million decrease was primarily related to the $170.6 million non-cash impairment charge, $25.0 million increase in cost of services expenses, and $0.6 million increase in general and administrative service expenses, partially offset by the $26.5 million increase in revenue and $0.1 million decrease in rent cost of revenue for the period, all discussed above.

Loss from Continuing Operations. Income from continuing operations decreased by $166.9 million to a loss of $132.8 million in 2009 from income of $34.1 million in 2008. The $166.9 million decrease was related primarily to the $170.6 million non cash impairment charge, partially offset by the $0.4 million increase in interest income, the $4.3 million decrease in interest expense, and the $0.2 million decrease in income tax expense, all discussed above.

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

Depreciation and Amortization. Depreciation and amortization increased by $3.3 million, or 18.6%, to $21.0 million in 2008 from $17.7 million in 2007. This increase primarily resulted from increased depreciation and amortization related to our Missouri, Kansas and New Mexico acquisitions discussed above, as well as new assets, including Express Recovery™ Unit projects, placed in service during 2007 and 2008.

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

Premium on Redemption of Debt and Write-off of Related Deferred Financing Costs. In June 2007, we redeemed $70.0 million of our 11% senior subordinated notes before their scheduled maturities and incurred a redemption premium of $7.7 million, as well as write-offs of $3.6 million of unamortized debt costs and $0.3 million of original issue discount, for a total cost of $11.6 million. There was no comparable expense in 2008.

Equity in Earnings of Joint Venture. Equity earnings of joint venture increased by $0.9 million to $2.5 million, or 0.3% of revenue, in 2008 from $1.6 million, or 0.3% of revenue, in 2007.

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

Income from continuing operations. Net income increased by $18.8 million, or 122.9%, to $34.1 million in 2008 from $15.3 million in 2007. The $18.8 million increase was related to the $22.4 million increase in EBITDA and the $6.8 million decrease in interest expense offset by the increase in income tax expense of $6.3 million, the increase in depreciation and amortization of $3.3 million, and the $0.9 million decrease in interest income all discussed above.

Quarterly Data

The following is a summary of our unaudited quarterly results from operations for each of the years ended December 31, 2009 and 2008.

	Three Months Ended,
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenue	$188,996	$188,365	$193,200	$189,190	$189,781	$182,474	$180,348	$180,727
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	152,324	152,457	153,925	149,893	149,819	147,404	143,439	142,903
Rent cost of revenue	4,569	4,509	4,544	4,515	4,534	4,771	4,478	4,465
General and administrative	5,684	6,343	6,823	6,240	6,743	5,992	5,557	6,222
Depreciation and amortization	5,950	6,014	5,867	5,477	5,444	5,301	5,073	5,160
Goodwill impairment charge	170,600	—	—	—	—	—	—	—

	339,127	169,323	171,159	166,125	166,540	163,468	158,547	158,750

Other income (expenses):
Interest expense	(8,265)	(8,417)	(8,241)	(8,090)	(9,239)	(9,207)	(9,162)	(9,653)
Interest income	250	285	420	191	174	169	123	214
Equity in earnings of joint venture	521	746	751	733	754	624	718	391
Other income (expense)	151	59	—	(60)	47	(110)	87	222

Total other expenses, net	(7,343)	(7,327)	(7,070)	(7,226)	(8,264)	(8,524)	(8,234)	(8,826)

(Loss) income from continuing operations before provision for income taxes	(157,474)	11,715	14,971	15,839	14,977	10,482	13,567	13,151
Provision for income taxes	3,841	2,420	5,797	5,784	5,642	1,909	5,363	5,167

(Loss) income from continuing operations	(161,315)	9,295	9,174	10,055	9,335	8,573	8,204	7,984
Loss from discontinued operations, net of tax	—	(243)	(95)	(52)	—	—	—	—

Net (loss) income	$(161,315)	$9,052	$9,079	$10,003	$9,335	$8,573	$8,204	$7,984

(Loss) earnings per share, basic:
(Loss) earnings per common share from continuing operations	$(4.37)	$0.25	$0.25	$0.27	$0.26	$0.23	$0.22	$0.22
Loss per common share from discontinued operations	—	(0.01)	—	—	—	—	—	—

(Loss) earnings per share	$(4.37)	$0.24	$0.25	$0.27	$0.26	$0.23	$0.22	$0.22

(Loss) earnings per share, diluted:
(Loss) earnings per common share from continuing operations	$(4.37)	$0.25	$0.25	$0.27	$0.25	$0.23	$0.22	$0.22
Loss per common share from discontinued operations	—	(0.01)	—	—	—	—	—	—

(Loss) earnings per share	$(4.37)	$0.24	$0.25	$0.27	$0.25	$0.23	$0.22	$0.22

Weighted-average common shares outstanding, basic	36,943	36,927	36,904	36,881	36,606	36,578	36,558	36,551

Weighted-average common shares outstanding, diluted	36,943	36,950	36,928	36,911	36,893	36,909	36,871	36,881

Liquidity and Capital Resources

The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Cash Flows from Continuing Operations
Net cash provided by operating activities	$74,897	$67,489	$34,026
Net cash used in investing activities	(46,168)	(72,853)	(123,851)
Net cash (used in) provided by financing activities	(27,638)	2,399	92,016
Cash flows from discontinued operations	390	—	—

Net increase (decrease) in cash and equivalents	1,481	(2,965)	2,191
Cash and cash equivalents at beginning of period	2,047	5,012	2,821

Cash and cash equivalents at end of period	$3,528	$2,047	$5,012

Years Ended December 31, 2009 and 2008

Net cash provided by operating activities primarily consists of net loss (income) adjusted for certain non-cash items including depreciation and amortization, provision for doubtful accounts, stock-based compensation, and goodwill impairment charge, as well as the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2009 was $74.9 million and consisted of net loss of $133.2 million, adjustments for non-cash items of $215.2 million and $7.2 million used by working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $15.8 million, decrease in accounts payable and accrued liabilities of $2.2 million, decrease in employee compensation and benefits of $1.6 million, and decrease in insurance liability risks of $3.9 million offset by a $5.5 million increase of payments in notes receivable, $9.8 million decrease in other current and non-current assets and $1.2 million increase in other long-term liabilities. The increase in accounts receivable offset by collections was due primarily to an increase in revenue for the year ended December 31, 2009, as compared to the year ended December 31, 2008. Days sales outstanding decreased slightly from 49.9 for the three months ended December 31, 2008 to 47.0 for the three months ended December 31, 2009. The reduction in accounts payable and accrued liabilities was primarily due to decreases in accrued interest payable and income taxes payable.

Investing activities used $46.2 million in 2009, as compared to $72.9 million in 2008. The primary use of funds in 2009 was $5.0 million used to acquire healthcare facilities and $41.2 million for capital expenditures. The capital expenditures consisted of $12.2 million for construction of new healthcare facilities for the completion of the Dallas Center of Rehabilitation and Tonganoxie and for the construction costs to date for Fort Worth, $8.7 million for expansion of our Express Recovery™ Unit program and $20.3 million of routine capital expenditures.

Net cash used in financing activities was $27.6 million in 2009, as compared to net cash provided by financing activities of $2.4 million in 2008. In 2009, net cash used in financing activities reflected $9.0 million of net repayments under our line of credit, $10.7 million of scheduled debt repayments and a $7.9 million increase in deferred financing fees.

Years Ended December 31, 2008 and 2007

Net cash provided by operating activities for the year ended December 31, 2008 was $67.5 million and consisted of net income of $34.1 million, adjustments for non-cash items of $36.8 million and $3.5 million used by working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $15.7 million and $4.5 million payments on notes receivable, offset by a $2.1 million decrease in other current and non-current assets and $4.8 million increase in other long-term liabilities. The increase in accounts receivable was due primarily to an increase in revenue for the year ended December 31, 2008, as compared to the year ago comparable period. Days sales outstanding decreased slightly from 54.8 for the three months ended December 31, 2007 to 49.9 for the three months ended December 31, 2008. The reduction in accounts payable and accrued liabilities was primarily due to the timing of trade payables and accrued interest.

Investing activities used $72.9 million in 2008, as compared to $123.9 million in 2007. The primary use of funds in 2008 was $23.4 million used to acquire healthcare facilities and $49.6 million for capital expenditures. The $23.4 million used to acquire healthcare facilities consisted primarily of $9.0 million used to acquire seven assisted living facilities in Kansas in September 2008 and $13.7 million was used to acquire the real property and assets of a 152-bed skilled nursing facility and an adjacent 34-unit assisted living facility located in Wichita, Kansas, in April 2008. The capital expenditures consisted of $18.3 million for new construction of healthcare facilities, $12.8 million for expansion of our Express Recovery™ program and $18.5 million of routine capital expenditures.

Net cash provided by financing activities in 2008 was $2.4 million, as compared to $92.0 million in 2007. In 2008, net cash provided by financing activities reflected $13.0 million net borrowings under our line of credit, offset by $9.2 million of scheduled debt repayments and a $1.4 million increase in deferred financing fees.

Principal Debt Obligations

Our primary sources of liquidity are our cash on hand, our cash flows from operations and our first lien secured credit agreement, which is subject to the satisfaction of certain financial covenants therein. Our primary liquidity requirements are for debt service on our first lien senior secured term loan and our 11% senior subordinated notes, capital expenditures and working capital.

We are significantly leveraged. As of December 31, 2009, we had $458.7 million in aggregate indebtedness outstanding, consisting of $129.6 million principal amount of our 11% senior subordinated notes (net of the unamortized portion of the original issue discount of $0.4 million), a $248.3 million first lien senior secured term loan, $72.0 million outstanding under our $135.0 million revolving credit facility, and capital leases and other debt of approximately $8.8 million. Furthermore, we had $4.6 million in outstanding letters of credit against our $135.0 million revolving credit facility, leaving approximately $58.4 million of additional borrowing capacity under our amended senior secured credit facility as of December 31, 2009. For 2009, 2008, and 2007, our interest expense, net of interest income, was $31.9 million, $36.6 million, and $42.5 million, respectively. For 2009, 2008, and 2007, we capitalized $0.4 million, $0.8 million, and $0.4 million, respectively, of interest expense related to new facilities that we are developing.

If our remaining ability to borrow under our revolving credit facility is insufficient for our capital requirements, we will be required to seek additional sources of financing, including issuing equity, which may be dilutive to our current stockholders, or incurring additional debt. Our ability to incur additional debt is subject to the restrictions in the indenture governing our 11% senior subordinated notes and our first lien credit agreement. We cannot assure you that the restrictions contained in these agreements will permit us to borrow the funds that we need to finance our operations, or that additional debt will be available to us on commercially reasonable terms or at all. If we are unable to obtain funds sufficient to finance our capital requirements, we may have to forego opportunities to expand our business, including the acquisition of additional facilities. See Item 1A of this report, “Risk Factors—Global economic conditions may impact our ability to obtain additional financing on commercially reasonable terms or at all and our ability to expand our business may be harmed.”

Term Loan and Revolving Loan

Our first lien credit agreement consists of a $260.0 million term loan and a $135.0 million revolving loan. The term loan has required principal payments of $2.6 million per annum, payable on a quarterly basis with the balance due June 15, 2012 upon its maturity. On April 28, 2009, we entered into an amendment to extend the maturity of the revolving loan commitments under our second amended and restated first lien credit agreement from June 15, 2010 to June 15, 2012. Our revolving line of credit has a capacity of $135.0 million through June 15, 2010, and will reduce to $124.0 million thereafter, until its maturity on June 15, 2012. Amounts borrowed pursuant to the first lien credit agreement may be prepaid at any time without penalty except for LIBOR breakage costs. Amounts borrowed pursuant to the first lien credit agreement are secured by substantially all of our assets.

Under our first lien credit agreement, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum interest coverage minimum ratio as well as a maximum leverage ratio. The covenants also include annual and lifetime limitations, including the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under our first lien credit agreement, subject to certain exceptions, we are required to apply all of the proceeds from any issuance of debt, half of the proceeds from any issuance of equity, half of our excess annual cash flow, as defined in our first lien credit agreement, and, subject to permitted reinvestments, all amounts received in connection with any sale of our assets and casualty insurance and condemnation or eminent domain proceedings, in each case to repay the outstanding amounts under our first lien credit agreement. As of December 31, 2009, the loans bore interest, at our election, either at the prime rate plus an initial margin of 1.25% on the term loan and 1.75% on the revolving loan, or the LIBOR plus a margin of 2.00% on the term loan and 2.75% on the revolving loan. We have a 0.5% commitment fee on the unused portion of the revolving line of credit. The interest rate margin on the term loan can be reduced by as much as 0.50% based on our credit rating. Furthermore, we have the right to increase our borrowings under the term loan and/or the revolving loan up to an aggregate amount of $90.0 million provided that we are in compliance with our first lien credit agreement, that the additional debt would not cause any covenant violation of our first lien agreement, and that existing or new lenders within our first lien credit agreement or new lenders agree to increase their commitments. We believe that we were in compliance with our debt covenants as of December 31, 2009.

Senior Subordinated Notes

Our 11% senior subordinated notes were issued in December 2005 in the aggregate principal amount of $200.0 million, with an interest rate of 11.0%. The 11% senior subordinated notes were issued at a discount of $1.3 million. Interest is payable semiannually in January and July of each year. The 11% senior subordinated notes mature on January 15, 2014. The 11% senior subordinated notes are unsecured senior subordinated obligations and rank junior to all of our existing and future senior indebtedness, including indebtedness under our first lien credit agreement. The 11% senior subordinated notes are guaranteed on a senior subordinated basis by certain of our current and future companies.

In June 2007, after completion of our initial public offering, we redeemed $70.0 million of the 11% senior subordinated notes before their scheduled maturities. A redemption premium of $7.7 million was recorded, as well as write-offs of $3.6 million of unamortized debt costs and $0.4 million of original issue discount associated with this redemption of debt.

As of January 15, 2010, we are entitled to redeem all or a portion of the 11% senior subordinated notes upon not less than 30 nor more than 60 days notice, at redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date if redeemed during the 12-month period commencing on January 15, 2010, 2011 and 2012 and thereafter of 105.50%, 102.75% and 100.00%, respectively.

Capital Expenditures

We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to approximately $1,500 per bed, or approximately $15.0 million in capital expenditures in 2010 on our existing facilities. In addition, we are continuing with the expansion of our Express Recovery™ Units. These units cost, on average, between $0.4 million and $0.6 million each. We completed seven Express Recovery™ Units in 2009. We are in the process of developing an additional seven Express Recovery™ Units in 2010.

Our relationship with Baylor Healthcare System offers us the ability to build long-term care facilities selectively on Baylor acute campuses. In the first quarter of 2009, we completed a 136-bed skilled nursing facility in downtown Dallas. We currently have two facilities we are planning and/or developing at or near Baylor Hospitals in Texas—one in downtown Fort Worth, Texas and the other in Garland, Texas (a northern suburb of Dallas). The Fort Worth facility is currently under construction and is expected to be completed in the second quarter of 2010. The Garland, Texas site consists of land we recently acquired that is adjacent to the Baylor Garland Hospital. The Garland, Texas site is currently in the design and site preparation phase and is expected to be completed in 2011.

As of December 31, 2009, we had outstanding purchase commitments of $2.8 million related to our skilled nursing facility currently under development in Fort Worth, Texas, which we expect to complete in the second quarter of 2010. Finally, we may also invest in expansions of our existing facilities and the acquisition or development of new facilities. We currently anticipate that we will incur total capital expenditures in 2010 of approximately $29.8 million. Due to the proposed slowdown in the growth of Medicare and Medicaid spending, we will continue to assess our capital spending plans going forward. For more detailed information regarding the slowdown in growth of Medicare and Medicaid spending, see “Sources of Reimbursement” in Part I, Item 1 and “Risk Factors—We expect the federal and state governments to continue their efforts to contain growth in Medicaid expenditures, which could adversely affect our revenue and profitability,” in Part I, Item 1A of this report.

Liquidity

Based upon our current level of operations, we believe that cash generated from operations, cash on hand and borrowings available to us will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including our amended senior secured credit agreement and our 11% senior subordinated notes, or make anticipated capital expenditures. One element of our business strategy is to selectively pursue acquisitions and strategic alliances. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing through a variety of methods including through an extension of our revolving credit facility or by accessing available debt and equity markets, as considered necessary to fund capital expenditures and potential acquisitions or for other purposes. Our future operating performance, ability to service or refinance our 11% senior subordinated notes and ability to service and extend or refinance our senior secured credit facilities and our 11% senior subordinated notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

In December 2009, we entered into two interest rate swap agreements in the aggregate notional amount of $245.0 million. The first swap has a notional amount of $145.0 million and an effective date of December 31, 2009. Under the terms of this swap agreement, we will be required to pay a fixed interest rate of 0.6%, plus a 2.0% margin, or 2.6% in total. In exchange for the payment of the fixed rate amounts, we will receive floating rate amounts equal to the one-month LIBOR rate in effect on the effective date of the swap agreement and the subsequent reset dates, which are the monthly anniversaries of the effective date. The effect of the swap agreement is to convert $145.0 million of variable rate debt into fixed rate debt, with an effective interest rate of 2.6%. The second swap has a notional amount of $100.0 million and an effective date of January 31, 2010. Under the terms of this swap agreement, we will be required to pay a fixed interest rate of 0.6%, plus a 2.0% margin, or 2.6% in total. In exchange for the payment of the fixed rate amounts, we will receive floating rate amounts equal to the one-month LIBOR rate in effect on the effective date of the swap agreement and the subsequent reset dates, which are the monthly anniversaries of the effective date. The effect of the swap agreement is to convert $100.0 million of variable rate debt into fixed rate debt, with an effective interest rate of 2.6%.

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

We estimate our self-insured general and professional liability reserves on a quarterly basis and our self-insured workers’ compensation reserve on a semiannual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry’s loss history. Based upon these analyses, at December 31, 2009, we had reserved $23.6 million for known or unknown or potential self-insured general and professional liability claims and $14.9 million for self-insured workers’ compensation claims. We have estimated that we may incur approximately $7.0 million for self-insured general and professional liability claims and $4.2 million for self-insured workers’ compensation claims for a total of $11.2 million to be payable within 12 months; however, there are no set payment schedules and we cannot assure you that the payment amount in 2010 will not be significantly larger or smaller. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future general and professional liability or workers’ compensation insurance will be available at a reasonable price and that we will not have to further increase our levels of self-insurance. For a detailed discussion of our professional and general liability and workers’ compensation reserve, see Item 1 of this report, “Business—Insurance.”

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

Global Market and Economic Conditions. Recent global market and economic conditions have been unprecedented and challenging with tight credit conditions and recession in most major economies expected to continue throughout 2010 and possibly longer.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to borrowers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition. Although we recently were able to extend the maturity of our revolving loan commitments and maintain existing interest rate spreads on that credit facility (see—“Principal Debt Obligations” above), if these market conditions continue, they may impact our ability in the future to timely replace maturing liabilities, access the capital markets to meet liquidity needs, and service or refinance our 11% senior subordinated notes and our senior secured credit facilities, resulting in an adverse effect on our financial condition, including liquidity, capital resources and results of operations.

Medicare and Medicaid Reimbursement Climate. Recently proposed slowdowns in the growth of Medicare and Medicaid spending may result in an increase in our cost of providing healthcare services and have an adverse impact on our financial condition, including results of operations. For more detailed information regarding the slowdown in growth of Medicare and Medicaid spending, see “Sources of Reimbursement” in Part I, Item 1 and “Risk Factors—We expect the federal and state governments to continue their efforts to contain growth in Medicaid expenditures, which could adversely affect our revenue and profitability” in Part I, Item 1A in this report.

Off Balance Sheet Arrangements

We have outstanding letters of credit of $4.6 million under our $135.0 million revolving credit facility as of December 31, 2009.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2009 (in thousands):

	Total	Less Than 1 Yr.	1-3 Yrs.	3-5 Yrs.	More than 5 Yrs.
Long-term debt obligations
Senior subordinated notes	$201,500	$14,300	$28,600	$158,600	$—
First lien credit agreement(1)	353,692	11,518	342,174	—	—
Capital lease obligations	2,358	174	2,184	—	—
Other long-term debt obligations	7,250	5,471	445	445	889
Purchase commitments	2,783	2,783	—	—	—
Operating lease obligations(2)	120,702	16,505	32,179	23,947	48,071

	$688,285	$50,751	$405,582	$182,992	$48,960

(1)	Based on implied forward one-month LIBOR rates in the yield curve as of December 31, 2009.
(2)	We lease some of our facilities under noncancelable operating leases. The leases generally provide for our payment of property taxes, insurance and repairs, and have rent escalation clauses, principally based upon the Consumer Price Index or other fixed annual adjustments. The amounts shown reflect the future minimum rental payments under these leases.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates. To the extent these interest rates increase, our interest expense will increase, which will make our interest payments and funding our other fixed costs more expensive, and our available cash flow may be adversely affected. We routinely monitor our risks associated with fluctuations in interest rates and consider the use of derivative financial instruments to hedge these exposures. We do not enter into derivative financial instruments for trading or speculative purposes nor do we enter into energy or commodity contracts.

Interest Rate Exposure—Interest Rate Risk Management

We use our senior secured credit facility and 11% senior subordinated notes to finance our operations. Our first lien credit agreement exposes us to variability in interest payments due to changes in interest rates. In December 2009, we entered into two interest rate swaps with a total notional amount of $245.0 million in order to manage fluctuations in cash flows resulting from interest rate risk. This interest rate swap changes a portion of our variable-rate cash flow exposure to fixed-rate cash flows at an interest rate of 2.6% until December 31, 2010. We will continue to assess our exposure to interest rate risk on an ongoing basis.

The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed-rate debt(1)	$5,205	$142	$150	$160	$130,170	$788	$136,615	$144,090
Average interest rate	3.6%	6.0%	6.0%	6.0%	11.0%	6.0%

Variable-rate debt	$2,600	$2,600	$315,100	$—	$—	$—	$320,300	$302,919
Average interest rate(2)	2.6%	4.1%	5.4%	—	—	—

(1)	Excludes unamortized original issue discount of $0.4 million on our 11% senior subordinated notes.
(2)	Based on implied forward one-month LIBOR rates in the yield curve as of December 31, 2009.

For 2009, the loss recognized from converting from floating rate (three-month LIBOR) to fixed rate from a portion of the interest payments under our long-term debt obligations was approximately $3.4 million. At December 31, 2009, an unrealized gain of $40 thousand (net of income tax) is included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreement as of December 31, 2009 (dollars in thousands):

Loan	Notional Amount	Trade Date	Effective Date	Maturity	Year Ended December 31, 2009	Fair Value (Pre-tax)
First Lien	$100,000	10/24/07	10/31/07	12/31/09	$1,842	$—
First Lien	$145,000	12/07/09	12/31/09	12/31/10	$18	$30
First Lien	$100,000	12/07/09	01/31/10	12/31/10	$22	$35

The fair value of interest rate swap agreements designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. We evaluate the effectiveness of the cash flow hedge, in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” on a quarterly basis. Should the hedge become ineffective, the change in fair value would be recognized in our consolidated statements of operations. Should the counterparty’s credit rating deteriorate to the point at which it would be likely that the counterparty would default, the hedge would then be ineffective.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to the financial statements set forth in Item 15 of this report, “Exhibits and Financial Statement Schedules—Consolidated Financial Statements and Supplementary Data.”

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

Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level to provide information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the framework set forth in the report entitled, “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Report. Based on management’s evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, our independent registered public accounting firm. Ernst & Young’s attestation report of our internal control over financial reporting is included in this item under “Report of Independent Registered Public Accounting Firm” and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

Management determined that, as of December 31, 2009, there were no changes in our internal control over financial reporting that occurred during the last fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Skilled Healthcare Group, Inc.

We have audited Skilled Healthcare Group, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Skilled Healthcare Group, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of Skilled Healthcare Group, Inc. and our report dated February 9, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

February 9, 2010

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information to be included in the sections entitled, “Election of Directors” and “Our Executive Officers,” respectively, in the Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after December 31, 2009 (the “2010 Proxy Statement”) is incorporated herein by reference.

The information to be included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement is incorporated herein by reference.

The information to be included in the section entitled “Code of Business Conduct and Ethics” in the 2010 Proxy Statement is incorporated herein by reference.

We have filed, as exhibits to this annual report, the certifications of our Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation

The information to be included in the sections entitled “Executive Compensation” and “Directors’ Compensation” in the 2010 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information to be included in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2010 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information to be included in the sections entitled “Certain Relationships and Related Transactions,” “Board Independence,” and “Compensation Committee Interlocks and Insider Participation” in the 2010 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information to be included in the section entitled “Independent Registered Public Accountants” in the 2010 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Consolidated Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8:

(a)	2. Financial Statement Schedule:

Page Number
Schedule II—Valuation Accounts	S-1

All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(a)	3. Exhibits:

INDEX OF EXHIBITS

Number	Description
2.1	Agreement and Plan of Merger, dated as of October 22, 2005, among SHG Acquisition Corp., SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc. (filed as Exhibit 2.1 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated October 22, 2005, by and between SHG Holding Solutions, Inc. and Skilled Healthcare Group, Inc. (filed as Exhibit 2.2 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

2.3	Agreement and Plan of Merger, dated as of February 7, 2007, by and among SHG Holding Solutions, Inc., and Skilled Healthcare Group, Inc. (filed as Exhibit 2.4 to our Registration Statement on Form S-1/A, No. 333-137897, filed on February 9, 2007, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Skilled Healthcare Group, Inc. (filed as Exhibit 3.2 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Skilled Healthcare Group, Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).

3.3	Certificate of Ownership and Merger of Skilled Healthcare Group, Inc., dated February 7, 2007 (filed as Exhibit 3.1.1 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).

4.1	Indenture, dated as of December 27, 2005, by and among SHG Acquisition Corp., Wells Fargo Bank, N.A. and certain subsidiaries of Skilled Healthcare Group, Inc. (filed as Exhibit 4.2 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

4.2	Registration Rights Agreement, dated as of December 27, 2005, by and among SHG Acquisition Corp., all the subsidiaries of Skilled Healthcare Group, Inc. listed therein, Credit Suisse First Boston, LLC and J.P. Morgan Securities, Inc. (filed as Exhibit 4.3 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

4.3	Investor Stockholders’ Agreement, dated as of December 27, 2005, among SHG Holding Solutions, Inc., Onex Partners LP and the stockholders listed on the signature pages thereto (filed as Exhibit 4.4 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

4.4	Registration Agreement dated as of December 27, 2005, among SHG Holding Solutions, Inc. and the persons listed thereon (filed as Exhibit 4.5 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

4.5	Form of specimen certificate for Skilled Healthcare Group, Inc.’s class A common stock (filed as Exhibit 4.1 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).

4.6	Form of 11% Senior Subordinated Notes due 2014 (included in the Indenture referenced in Exhibit 4.1 above).

10.1*	Skilled Healthcare Group, Inc. Restricted Stock Plan (filed as Exhibit 10.1 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).

Number	Description
10.2	Second Amended and Restated First Lien Credit Agreement, dated as of December 27, 2005, by and among SHG Holding Solutions, Inc., Skilled Healthcare Group, Inc., the financial institutions party thereto, and Credit Suisse, Cayman Islands, as administrative agent and collateral agent (filed as Exhibit 10.4 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).

10.3*	Employment Agreement, dated April 30, 2005, by and between Skilled Healthcare Group, Inc. and Boyd Hendrickson (filed as Exhibit 10.5 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).

10.4*	Employment Agreement, dated December 27, 2005, by and between Skilled Healthcare Group, Inc. and Jose Lynch (filed as Exhibit 10.6 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).

10.5*	Employment Agreement, dated December 27, 2005, by and between Skilled Healthcare Group, Inc. and Roland G. Rapp (filed as Exhibit 10.8 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).

10.6	Lease, dated as of August 26, 2002, by and between CT Foothill 10/241, LLC, and Fountain View, Inc., and amendments thereto (filed as Exhibit 10.13 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006 and incorporated herein by reference).

10.7	First Amendment to Second Amended and Restated First Lien Credit Agreement, dated as of January 31, 2007, by and among Skilled Healthcare Group, Inc., SHG Holding Solutions, Inc., the financial institutions parties thereto, and Credit Suisse, Cayman Islands, as administrative agent and collateral agent (filed as Exhibit 10.12 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 23, 2007 and incorporated herein by reference).

10.8*	Form of Indemnification Agreement with Skilled Healthcare Group’s directors, executive officers, and certain employees (filed as Exhibit 10.10 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).

10.9	Instrument of Joinder, dated as of May 11, 2007, by and among Skilled Healthcare Group, Inc., Bank of America, N.A., UBS Loan Finance LLC and Credit Suisse, Cayman Islands Branch (filed as Exhibit 10.3 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.10*	Employment Agreement, dated as of November 30, 2007, by and between Skilled Healthcare LLC and Devasis Ghose (filed as Exhibit 10.1 to our Form 8-K dated November 30, 2007, and incorporated herein by reference).

10.11*	Amended and Restated Skilled Healthcare Group, Inc. 2007 Incentive Award Plan (filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 7, 2008, and incorporated herein by reference).

10.12*	Form of Restricted Stock Award Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 5, 2009 and incorporated herein by reference).

10.13*	Separation Agreement and Release, dated March 24, 2009, by and between Skilled Healthcare Group, Inc. and Mark D. Wortley (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 27, 2009, and incorporated herein by reference).

10.14*	Independent Contractor Agreement, dated July 1, 2009, by and between Skilled Healthcare Group, Inc. and Mark D. Wortley (filed as Exhibit 10.2 to our Current Report on Form 8-K dated March 27, 2009, and incorporated herein by reference).

Number	Description
10.15*	Employment Agreement, dated March 23, 2009, by and between Skilled Healthcare Group, Inc. and Kelly J. Gill (filed as Exhibit 10.3 to our Current Report on Form 8-K dated March 27, 2009, and incorporated herein by reference).

10.16	Second Amendment to Second Amended and Restated First Lien Credit Agreement, dated as of April 28, 2009, by and among Skilled Healthcare Group, Inc., the financial institutions party thereto, and Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent (filed as Exhibit 10.1 to our Current Report on Form 8-K dated May 1, 2009, and incorporated herein by reference).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(b)	Item 601 Exhibits

Reference is hereby made to Item 15 of this report, “Exhibits and Financial Statement Schedules—Exhibits.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKILLED HEALTHCARE GROUP, INC.

By	/S/ BOYD HENDRICKSON
Boyd Hendrickson
Chairman of the Board,
Chief Executive Officer and Director

Date: February 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 9, 2010	By	/S/ BOYD HENDRICKSON
Boyd Hendrickson
Chairman of the Board, Chief Executive Officer and Director

Date: February 9, 2010	By	/S/ JOSE LYNCH
Jose Lynch
President, Chief Operating Officer and Director

Date: February 9, 2010	By	/S/ DEVASIS GHOSE
Devasis Ghose
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Date: February 9, 2010	By	/S/ CHRISTOPHER N. FELFE
Christopher N. Felfe
Senior Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)

Date: February 9, 2010	By	/S/ ROBERT M. LE BLANC
Robert M. Le Blanc
Lead Director

Date: February 9, 2010	By	/S/ MICHAEL BOXER
Michael Boxer
Director

Date: February 9, 2010	By	/S/ M. BERNARD PUCKETT
M. Bernard Puckett
Director

Date: February 9, 2010	By
Linda Rosenstock
Director

Date: February 9, 2010	By	/S/ GLENN SCHAFER
Glenn Schafer
Director

Date: February 9, 2010	By	/S/ WILLIAM SCOTT
William Scott
Director

Date: February 9, 2010	By	/S/ MICHAEL D. STEPHENS
Michael D. Stephens
Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Skilled Healthcare Group, Inc.

We have audited the accompanying consolidated balance sheets of Skilled Healthcare Group, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

February 9, 2010

Skilled Healthcare Group, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,528	$2,047
Accounts receivable, less allowance for doubtful accounts of $21,318 and $26,593 at December 31, 2009 and December 31, 2008, respectively	96,610	102,954
Deferred income taxes	15,003	19,703
Prepaid expenses	8,159	9,226
Other current assets	8,303	7,483

Total current assets	131,603	141,413
Property and equipment, less accumulated depreciation of $59,448 and $40,118 at December 31, 2009 and December 31, 2008, respectively	373,211	346,466
Other assets:
Notes receivable	8,060	4,448
Deferred financing costs, net	13,425	10,184
Goodwill	279,362	449,962
Intangible assets, less accumulated amortization of $14,413 and $10,490 at December 31, 2009 and December 31, 2008, respectively	26,297	30,310
Other assets	24,284	23,797

Total other assets	351,428	518,701

Total assets	$856,242	$1,006,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$49,355	$55,478
Employee compensation and benefits	29,753	30,825
Current portion of long-term debt and capital leases	7,823	7,812

Total current liabilities	86,931	94,115
Long-term liabilities:
Insurance liability risks	27,407	30,654
Deferred income taxes	3,200	721
Other long-term liabilities	12,426	14,064
Long-term debt and capital leases, less current portion	450,856	462,449

Total liabilities	580,820	602,003
Stockholders’ equity:
Class A common stock, 175,000 shares authorized, $0.001 par value per share; 20,334 and 20,189 issued and outstanding at December 31, 2009 and December 31, 2008, respectively	20	20
Class B common stock, 30,000 shares authorized, $0.001 par value per share; 17,001 and 17,027 issued and outstanding at December 31, 2009 and December 31, 2008, respectively	17	17
Additional paid-in-capital	365,126	362,982
(Accumulated deficit) retained earnings	(89,781)	43,400
Accumulated other comprehensive income (loss)	40	(1,842)

Total stockholders’ equity	275,422	404,577

Total liabilities and stockholders’ equity	$856,242	$1,006,580

The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenue	$759,751	$733,330	$634,607
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	608,599	583,565	504,017
Rent cost of revenue	18,137	18,248	12,854
General and administrative	25,090	24,514	20,382
Depreciation and amortization	23,308	20,978	17,687
Goodwill impairment charge	170,600	—	—

	845,734	647,305	554,940

Other income (expenses):
Interest expense	(33,013)	(37,261)	(44,110)
Interest income	1,146	680	1,587
Premium on redemption of debt and write-off of related deferred financing costs	—	—	(11,648)
Equity in earnings of joint venture	2,751	2,487	1,603
Other income	150	246	24
Change in fair value of interest rate hedge	—	—	(40)

Total other income (expenses), net	(28,966)	(33,848)	(52,584)

(Loss) income from continuing operations before provision for income taxes	(114,949)	52,177	27,083
Provision for income taxes	17,842	18,081	11,801

(Loss) income from continuing operations	(132,791)	34,096	15,282
Loss from discontinued operations, net of tax	(390)	—	—

Net (loss) income	$(133,181)	$34,096	$15,282
Accretion on preferred stock	—	—	(7,354)

Net (loss) income attributable to common stockholders	$(133,181)	$34,096	$7,928

(Loss) earnings per share, basic:
(Loss) earnings per common share from continuing operations	$(3.60)	$0.93	$0.29
Loss per common share from discontinued operations	(0.01)	—	—

(Loss) earnings per share	$(3.61)	$0.93	$0.29

(Loss) earnings per share, diluted:
(Loss) earnings per common share from continuing operations	$(3.60)	$0.92	$0.29
Loss per common share from discontinued operations	(0.01)	—	—

(Loss) earnings per share	$(3.61)	$0.92	$0.29

Weighted-average common shares outstanding, basic	36,914	36,573	27,062

Weighted-average common shares outstanding, diluted	36,914	36,894	27,715

The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.

Consolidated Statements of Stockholders’ Equity

(In Thousands)

	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2006	22	$18,652	12,636	$13	—	$—	—	$—	$219,437	$—	$—	$238,102
Net income	—	—	—	—	—	—	—	—	—	15,282	—	15,282
Conversion of preferred stock into class B common stock	(22)	(26,006)	—	—	—	—	15,928	16	25,990	—	—	—
Conversion of common stock into class B common stock	—	—	(12,636)	(13)	—	—	12,636	13	—	—	—	—
Issuance of class A common stock in IPO, net of related costs	—	—	—	—	8,333	8	—	—	116,785	—	—	116,793
Conversion of class B common stock into class A common stock	—	—	—	—	10,850	11	(10,850)	(11)	—	—	—	—
Issuance of restricted stock	—	—	—	—	78	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	(18)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	632	—	—	632
Accretion on preferred stock	—	7,354	—	—	—	—	—	—	(1,376)	(5,978)	—	—
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	—	—	—	—	(753)	(753)

Balance at December 31, 2007	—	—	—	—	19,261	19	17,696	18	361,468	9,304	(753)	370,056
Net income	—	—	—	—	—	—	—	—	—	34,096	—	34,096
Conversion of class B common stock into class A common stock	—	—	—	—	625	1	(625)	(1)	—	—	—	—
Issuance of restricted stock	—	—	—	—	309	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	(2)	—	(44)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,558	—	—	1,558
Restricted stock traded to pay tax	—	—	—	—	(4)	—	—	—	(67)	—	—	(67)
Excess tax benefits from stock-based payment arrangements	—	—	—	—	—	—	—	—	23	—	—	23
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	—	—	—	—	(1,089)	(1,089)

Balance at December 31, 2008	—	—	—	—	20,189	20	17,027	17	362,982	43,400	(1,842)	404,577
Net loss	—	—	—	—	—	—	—	—	—	(133,181)	—	(133,181)
Conversion of class B common stock into class A common stock	—	—	—	—	26	—	(26)	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	176	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	(45)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	2,268	—	—	2,268
Restricted stock traded to pay tax	—	—	—	—	(12)	—	—	—	(101)	—	—	(101)
Tax impact from stock-based payment arrangements	—	—	—	—	—	—	—	—	(23)	—	—	(23)
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	—	—	—	—	—	1,882	1,882

Balance at December 31, 2009	—	$—	—	$—	20,334	$20	17,001	$17	$365,126	$(89,781)	$40	$275,422

The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities
Net (loss) income from continuing operations	$(132,791)	$34,096	$15,282
Net loss from discontinued operations	(390)	—	—

Net (loss) income	(133,181)	34,096	15,282
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,308	20,978	17,687
Provision for doubtful accounts	11,039	15,171	9,134
Non-cash stock-based compensation	2,268	1,558	632
Excess tax benefits from stock-based payment arrangements	—	(23)	—
Loss on disposal of asset	61	62	—
Amortization of deferred financing costs	4,711	3,068	2,640
Premium on redemption of debt and write-off of deferred financing costs	—	—	11,648
Tax benefit from reversal of accrual for uncertain tax positions	(2,828)	(1,444)	—
Deferred income taxes	5,966	(2,630)	(802)
Change in fair value of interest rate hedge	—	—	40
Goodwill impairment charge	170,600	—	—
Amortization of discount on senior subordinated notes	107	107	140
Changes in operating assets and liabilities:
Accounts receivable	(15,836)	(15,668)	(35,304)
Payments on notes receivable	5,464	4,476	2,303
Other current and non-current assets	9,771	2,109	52
Accounts payable and accrued liabilities	(2,212)	923	5,843
Employee compensation and benefits	(1,597)	355	6,453
Non-current income tax receivable	—	—	(406)
Insurance liability risks	(3,934)	(490)	(3,722)
Other long-term liabilities	1,190	4,841	2,406

Net cash provided by operating activities	74,897	67,489	34,026

Cash Flows from Investing Activities
Acquisition of healthcare facilities	(5,013)	(23,360)	(88,447)
Proceeds from disposal of property and equipment	—	133	—
Additions to property and equipment	(41,155)	(49,626)	(29,398)
Changes in other assets	—	—	1,324
Cash distributed related to the Onex Transaction	—	—	(7,330)

Net cash used in investing activities	(46,168)	(72,853)	(123,851)

Cash Flows from Financing Activities
Borrowings under line of credit	80,000	81,000	142,500
Repayments under line of credit	(89,000)	(68,000)	(83,000)
Repayments of long-term debt and capital leases	(10,686)	(9,241)	(74,265)
Fees paid for early extinguishment of debt	—	—	(7,700)
Additions to deferred financing costs	(7,952)	(1,383)	(2,312)
Excess tax benefits from stock-based payment arrangements	—	23	—
Proceeds from IPO, net of expenses	—	—	116,793

Net cash (used in) provided by financing activities	(27,638)	2,399	92,016

Cash flows from discontinued operations	390	—	—

Increase (decrease) in cash and cash equivalents	1,481	(2,965)	2,191
Cash and cash equivalents at beginning of period	2,047	5,012	2,821

Cash and cash equivalents at end of period	$3,528	$2,047	$5,012

The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.

Consolidated Statements of Cash Flows—(Continued)

(In Thousands)

	Year Ended December 31,
	2009	2008	2007
Supplemental cash flow information
Cash paid for:
Interest expense, net of capitalized interest	$30,143	$34,938	$42,042
Income taxes, net	$15,667	$20,909	$13,229
Non-cash activities:
Conversion of accounts receivable into notes receivable, net	$11,158	$3,289	$2,437
Insurance premium financed	$7,970	$7,959	$3,630

The accompanying notes are an integral part of these consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Current Business

Skilled Healthcare Group, Inc. (formerly known as SHG Holding Solutions, Inc. and, with its predecessor, Fountain View, Inc) (“Skilled”), is a holding company that owns subsidiaries that operate long-term care facilities and provide a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated wholly owned companies are collectively referred to as the “Company.” The Company currently operates facilities in California, Iowa, Kansas, Missouri, Nevada, New Mexico and Texas, including 78 skilled nursing facilities (“SNFs”), which offer sub-acute care and rehabilitative and specialty healthcare skilled nursing care, and 22 assisted living facilities (“ALFs”), which provide room and board and social services. In addition, the Company provides a variety of ancillary services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, the Company provides hospice care in the California and New Mexico markets. The Company also has an administrative service company that provides a full complement of administrative and consultative services that allows its facility operators and those unrelated facility operators, with whom the Company contracts, to better focus on delivery of healthcare services. The Company has one such agreement with an unrelated facility operator. The Company is also a member in a joint venture located in Texas that provides institutional pharmacy services, which currently serves eight of the Company’s SNFs and other facilities unaffiliated with the Company.

Company History

Skilled was incorporated as SHG Holding Solutions, Inc. in Delaware in October 2005. The Company’s predecessor company acquired Summit Care, a publicly traded long-term care company with nursing facilities in California, Texas and Arizona, in 1998. On October 2, 2001, the Company’s predecessor and 19 of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code and on November 28, 2001, the Company’s remaining three companies also filed voluntary petitions for protection under Chapter 11. In August 2003, the Company emerged from bankruptcy, paying or restructuring all debt holders in full, paying all accrued interest expenses and issuing 5.0% of the Company’s common stock to former bondholders. In connection with the Company’s emergence from bankruptcy, the Company engaged in a series of transactions, including the disposition in March 2005 of the Company’s California pharmacy business, selling two institutional pharmacies in Southern California.

On June 30, 2009, the United States Bankruptcy Court for the Central District of California granted entry of a final decree closing the aforementioned Chapter 11 cases.

Acquisitions and Developments

The Company admitted its first patients in March 2009 to its newly constructed skilled nursing facility in Dallas, Texas, called the Dallas Center of Rehabilitation, which has received its state license as well as Medicaid and Medicare certification.

In April 2009, the Company acquired a 74-bed, skilled nursing facility located in Des Moines, Iowa, for approximately $1.7 million.

In April 2009, the Company completed construction of Vintage Park at Tonganoxie, an assisted living facility in the Kansas City market, with 41 units.

In December 2009, the Company acquired a 118-bed, skilled nursing facility located in Davenport, Iowa, for approximately $2.2 million.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Onex Transaction

In October 2005, Skilled (known as SHG Holding Solutions, Inc. at that time) entered into an agreement and plan of merger (the “Agreement”) with its predecessor company known then as Skilled Healthcare Group, Inc. (“SHG”), which was the entity that owned the subsidiaries that then operated Skilled’s business, SHG Acquisition Corp. (“Acquisition”) and SHG’s former sponsor, Heritage Fund II LP and related investors (“Heritage”). Skilled and Acquisition were formed by Onex Partners LP, Onex American Holdings II LLC and Onex U.S. Principals LP (“Onex”) and certain of their associates (collectively the “Sponsors”) for purposes of acquiring SHG. The merger was completed effective December 27, 2005 (the “Onex Transaction”). Under the Agreement, Acquisition acquired substantially all of the outstanding shares of SHG through a merger with SHG, with SHG being the surviving corporation. The Onex Transaction was accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” using the purchase method of accounting and, accordingly, all assets and liabilities of SHG and its consolidated subsidiaries were recorded at their fair values as of the date of the acquisition. The Company refers to the transactions contemplated by the merger agreement, the equity contributions, the financings and use of proceeds of the financings, collectively, as the Transactions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company evaluated subsequent events through February 9, 2010, the date on which this Annual Report on Form 10-K was filed with the SEC.

The consolidated financial statements of the Company include the accounts of the Company and the Company’s wholly owned companies. All significant intercompany transactions have been eliminated in consolidation.

Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to consolidate company financial information and make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to revenue, allowance for doubtful accounts, self-insured liability risks, income taxes, and impairment of long-lived assets and goodwill. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation, including payments on notes receivable in the consolidated statements of cash flows and total assets by segment. Payments on notes receivable of $4.5 million and $2.3 million for the years ended 2008 and 2007, respectively, were reclassified from investing activities to operating activities in the consolidated statements of cash flows and changes in other long-term liabilities of $1.4 million for the year ended 2008 were reclassified to tax benefit from the accrual for uncertain tax positions within operating activities in the consolidated statement of cash flows. Intangible assets of $15.0 million were reclassified from the long-term care segment to the ancillary segment in the total assets by segment.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue and Accounts Receivables

Revenue and accounts receivable are recorded on an accrual basis as services are performed at their estimated net realizable value. The Company derives a majority of its revenue from funds under federal Medicare and state Medicaid assistance programs, the continuation of which are dependent upon governmental policies and are subject to audit risk and potential recoupment.

The following table summarizes how the Company’s revenue is derived from services provided to patients by payor classes (dollars in thousands):

	Year Ended December 31,
	2009		2008		2007
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
Medicare	$264,594	34.8%	$267,180	36.5%	$233,660	36.8%
Medicaid	244,707	32.2	230,498	31.4	196,978	31.0

Subtotal Medicare and Medicaid	509,301	67.0	497,678	67.9	430,638	67.8
Managed Care	71,181	9.4	69,723	9.5	53,589	8.5
Private pay and other	179,269	23.6	165,929	22.6	150,380	23.7

Total	$759,751	100.0%	$733,330	100.0%	$634,607	100.0%

The following table sets forth revenue by state and revenue by state as a percentage of total revenue for the periods (dollars in thousands):

	Year Ended December 31,
	2009		2008		2007
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$336,158	44.2%	$327,088	44.6%	$309,064	48.7%
Texas	190,587	25.1	185,914	25.4	184,435	29.1
New Mexico	83,542	11.0	82,254	11.2	24,505	3.9
Kansas	57,864	7.6	51,331	7.0	39,195	6.2
Missouri	57,141	7.5	55,878	7.6	51,357	8.1
Nevada	30,929	4.1	30,605	4.2	25,474	4.0
Iowa	2,870	0.4	—	—	—	—
Other	660	0.1	260	—	577	—

Total	$759,751	100.0%	$733,330	100.0%	$634,607	100.0%

The Company’s accounts receivable is derived from services provided to patients in the following payor classes for the years ended December 31 (in thousands):

	Year Ended December 31,
	2009	2008
Medicare	$22,620	$26,540
Medicaid	29,259	31,213

Subtotal Medicare and Medicaid	51,879	57,753
Managed care	23,835	25,253
Private pay and other	42,214	46,541

Total accounts receivable	117,928	129,547
Allowance for doubtful accounts	(21,318)	(26,593)

Accounts receivable, net	$96,610	$102,954

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2009, the Company converted $11.8 million of accounts receivable to notes receivable for certain of its Hallmark Rehabilitation business customers. As of December 31, 2009, notes receivable was approximately $12.4 million, of which $4.4 million was reflected as current assets with the remaining balances reflected as long-term assets. Interest rates on these notes approximate market rates as of the dates of the notes.

As of December 31, 2009, three Hallmark Rehabilitation business customers owed $11.0 million, or 89% of the total notes receivable balance. These notes receivable, as well as the trade receivables from the customers, are guaranteed both by the assets of the customers as well as personally by the principal owners of the customers. Additionally, as of December 31, 2009, these three customers represented 63% of the accounts receivable for the Company’s rehabilitation therapy services company. In 2009, these three customers represented approximately 54% of the rehabilitation therapy services company external revenue. The remaining notes receivable of $1.4 million, or 11% of the notes receivable balance, are primarily past due accounts converted from accounts receivable to notes receivable.

The notes receivable balance is stated net of an allowance for uncollectibility. This allowance at December 31, 2009 was approximately $0.6 million. There was no balance in the notes receivable allowance at December 31, 2008.

Hospice net patient service revenue is reported at the estimated net realizable amounts (exclusive of the provision for uncollectible accounts) from Medicare, Medicaid, commercial insurance and managed care payors, patients and others for services rendered to patients. To determine net patient service revenue, management adjusts gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap limits. Net patient service revenue is recognized in the month in which services are delivered.

The Company’s hospice programs exceed the Medicare cap limit in 2009. As such, the Company accrued a Medicare cap contractual adjustment from continuing operations of $2.1 million in 2009, which is included on the balance sheet under accounts payable and accrued liabilities.

Risks and Uncertainties

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in substantial compliance with all applicable laws and regulations. Compliance with such laws and regulations is subject to ongoing and future government review and interpretation, including processing claims at lower amounts upon audit as well as significant regulatory action including revenue adjustments, fines, penalties, and exclusion from the Medicare and Medicaid programs.

Through a “demonstration project” in New York, Florida and California, mandated by the Medicare Prescription Drug Improvement and Modernization Act of 2003, and effective March 2005 through March 2008, third-party recovery audit contractors (“RACs”) operating in the Medicare Integrity Program work to identify alleged Medicare overpayments based on the medical necessity of rehabilitation services that have been provided. Each RAC is paid based on a percentage of overpayments and underpayments recovered. In September 2008, CMS issued a report on the RAC demonstration in which they indicated its intent to gradually implement a “permanent” nationwide RAC program by January 1, 2010 with a number of modifications that respond to issues identified in the demonstration.

The RACs have made certain revenue recoupments from the Company’s California skilled nursing facilities and third-party skilled nursing facilities to which the Company provides rehabilitation therapy services. As of December 31, 2009, the Company has approximately $2.0 million of claims for rehabilitation therapy services

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that are under various stages of review or appeal. In addition to the disputed factual issues present in individual appeals, the grounds for and the scope of such appeals in this process are also in dispute. As of December 31, 2009, the Company had reserves on open RAC claims of $0.4 million recorded as part of its allowance for doubtful accounts.

Concentration of Credit Risk

The Company has significant accounts receivable balances whose collectability is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there is significant credit risk associated with these governmental programs. The Company believes that an adequate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less. At December 31, 2009, the Company had aggregate cash of $3.5 million. This available cash is held in accounts at high credit quality financial institutions. The Company has periodically invested in AAA money market funds. To date, the Company has experienced no loss or lack of access to their invested cash or cash equivalents; however, the Company can provide no assurances that access to their invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.

Capitalized Interest

Interest costs capitalized on construction projects were $0.4 million and $0.8 million for the years ended 2009 and 2008, respectively.

Property and Equipment

Upon the consummation of the Onex Transaction and in accordance with FASB ASC Topic 805, property and equipment were stated at fair value. Property and equipment acquired subsequent to the Onex Transaction were recorded at cost or at fair value, in accordance with FASB ASC Topic 805, if acquired as part of a business combination. Major renovations or improvements are capitalized, whereas ordinary maintenance and repairs are expensed as incurred. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	15 – 40 years
Leasehold improvements	Shorter of the lease term or estimated useful life, generally 5 – 10 years
Furniture and equipment	3 – 10 years

Depreciation and amortization of property and equipment under capital leases is included in depreciation and amortization expense. For leasehold improvements, where the Company has acquired the right of first refusal to purchase or to renew the lease, amortization is based on the lesser of the estimated useful lives or the period covered by the right. Depreciation expense was $19.4 million, $16.8 million, and $13.7 million in 2009, 2008, and 2007, respectively.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets

Goodwill was approximately $279.4 million and $450.0 million as of December 31, 2009 and 2008 respectively. The Company accounts for goodwill in accordance with FASB ASC Topic 350, “Intangibles— Goodwill and Other.”

Determination of Reporting Units

The Company considers the following businesses to be reporting units for the purpose of testing goodwill for impairment under FASB ASC Topic 350:

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

The Company has not made any changes to its reporting units or to the allocation of goodwill by reporting unit during the last year.

The goodwill that resulted from the Onex Transaction as of December 27, 2005 was allocated to the long-term care services reporting unit and the rehabilitation therapy reporting unit based on the relative fair value of the assets on the date of the Onex Transaction. No goodwill was allocated to the hospice care reporting unit due to the start-up nature of the business and cumulative net losses before depreciation, amortization, interest expense (net) and provision for (benefit from) income taxes attributable to that segment. In addition, no synergies were expected to arise as a result of the Onex Transaction which might have provided a different basis for allocation of goodwill to reporting units. Subsequent to the Onex Transaction, goodwill is allocated to each reporting unit at the time of a business acquisition and is adjusted upon finalization of the purchase price of an acquisition.

As of December 31, 2009, $245.4 million related to the long-term care reporting unit and $34.0 million related to the rehabilitation therapy unit. There was no goodwill assigned to the hospice reporting unit.

Goodwill Impairment Testing

The Company tests goodwill for impairment annually at the reporting unit level on October 1 or sooner, if events or changes in circumstances indicate that the carrying amount of its reporting units, including goodwill, may exceed their fair values.

Based upon the market conditions that existed in the third quarter of 2009, the Company performed an impairment analysis as of September 30, 2009 and concluded there was no goodwill impairment. Due to the downturn in the expected future growth rates of governmental payors (based on patient mix and announced Medicare and Medicaid reimbursement reductions), and their effect on expected future cash flows, the Company updated its impairment analysis as of December 31, 2009. The Company assesses the fair value of its reporting units for its goodwill impairment tests based upon a combination of the discounted cash flow method (income approach) and guideline public company method (market approach). The income and market approaches were given equal weighting.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, after completing the first step of the impairment test, the Company concluded that the fair value of the long-term care reporting unit was less than its carrying value and step 2 of the analysis was performed to determine the amount of goodwill impairment. The Company did not perform a step two analysis for the rehabilitation therapy reporting unit because the fair value of the therapy reporting unit exceeded its carrying amount and, therefore, no impairment was recognized for the therapy reporting unit.

As a result of this evaluation, the Company recorded a goodwill impairment charge of $170.6 million.

The Company’s goodwill impairment analysis is subject to uncertainties due to uncontrollable events, including the strategic decisions made in response to economic or competitive conditions, the general economic environment, or material changes in Medicare and Medicaid reimbursement that could positively or negatively impact anticipated future operating conditions and cash flows. In addition, the Company’s goodwill impairment analysis is subject to uncertainties due to the current economic crisis, including the severity of that crisis and the time period before which the economy recovers.

The Company did not record any impairment charges in 2008 or 2007.

Deferred Financing Costs

Deferred financing costs substantially relate to the 11% Senior Subordinated Notes due 2014 (the “2014 Notes”), the First Lien Credit Agreement (Note 6) and subsequent amendments and are being amortized over the maturity periods using an effective-interest method for term debt and straight-line method for the revolver. At December 31, 2009 and 2008, deferred financing costs, net of amortization, were approximately $13.4 million, and $10.2 million, respectively.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in FASB ASC Topic 740, “Income Taxes.” Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. A valuation allowance is established for deferred tax assets unless their realization is considered more likely than not.

FASB ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets other than goodwill in relation to the future undiscounted cash flows of the underlying businesses to assess recoverability of the assets. If the estimated undiscounted future cash flows are less than the carrying amount, an impairment loss, which is determined based on the difference between the fair value and the carrying value of the assets, is recognized. As of December 31, 2009 and 2008, none of the Company’s long-lived assets were impaired.

Interest Rate Swaps

In November 2007, the Company entered into a $100.0 million interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk. This interest rate swap agreement expired in December

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009. Prior to the expiration of this interest rate swap, the Company entered into two new interest rate swaps with an aggregate notional amount of $245.0 million. These interest rate swaps change a portion of the Company’s variable-rate cash flow exposure to fixed-rate cash flows until December 31, 2010. The Company determines the fair value of the interest rate swaps based upon an estimate obtained from a third party and records changes in its fair value in other comprehensive income, net of tax (Note 6).

Interests in joint ventures

Joint ventures are entities over which the Company has significant influence but not control, generally achieved by a shareholding of 50% of the voting rights. The equity method is used to account for investments in joint ventures and investments are initially recognized at cost.

Stock Options and Equity Related Charges

FASB ASC Topic 718, “Compensation—Stock Compensation,” requires measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. Under FASB ASC Topic 718, the fair value of share-based payment awards is estimated at grant date using an option pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.

Asset Retirement Obligations

FASB ASC Topic 410, “Asset Retirement and Environmental Obligations,” requires that either a liability be recognized for the fair value of a legal obligation to perform asset-retirement activities that are conditioned on the occurrence of a future event if the amount can be reasonably estimated, or where it cannot, that disclosure of the liability exists, but has not been recognized, and the reasons why a reasonable estimate cannot be made.

The determination of the asset retirement obligation was based upon a number of assumptions that incorporated the Company's knowledge of the facilities, the asset life of the floor and ceiling tiles, the estimated time frames for periodic renovations, which would involve floor and ceiling tiles, the current cost for remediation of asbestos and the current technology at hand to accomplish the remediation work. Any change in the assumptions can impact the value of the determined liability and will be recognized as a change in estimate in the period identified.

The Company determined that a conditional asset retirement obligation exists for asbestos remediation. Though not a current health hazard in its facilities, upon renovation the Company may be required to take the appropriate remediation procedures in compliance with state law to remove the asbestos. The removal of asbestos-containing materials includes primarily floor and ceiling tiles from the Company's pre-1980 constructed facilities. The fair value of the conditional asset retirement obligation was determined as the present value of the estimated future cost of remediation based on an estimated expected date of remediation. This computation is based on a number of assumptions which may change in the future based on the availability of new information, technology changes, changes in costs of remediation, and other factors.

As of December 31, 2009 and 2008, the asset retirement obligations were $5.5 million and $5.4 million, respectively, which are classified as other long-term liabilities in the accompanying consolidated financial statements.

Operating Leases

The Company accounts for operating leases in accordance with FASB ASC Topic 840, “Leases.” Accordingly, rent expense under the Company’s facilities’ and administrative offices’ operating leases is recognized on a straight-line basis over the original term of each facility’s and administrative office’s leases, inclusive of predetermined minimum rent escalations or modifications and including any lease renewal options.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Loss) earnings per Share

The Company computes (loss) earnings per share of class A common stock and class B common stock in accordance with FASB ASC Topic 260, “Earnings per Share,” using the two-class method. The Company’s class A common stock and class B common stock are identical in all respects, except with respect to voting rights and except that each share of class B common stock is convertible into one share of class A common stock under certain circumstances. Net (loss) income is allocated on a proportionate basis to each class of common stock in the determination of (loss) earnings per share.

Basic (loss) earnings per share were computed by dividing net (loss) income by the weighted-average number of outstanding shares for the period. Dilutive (loss) earnings per share is computed by dividing net (loss) income plus the effect of assumed conversions (if applicable) by the weighted-average number of outstanding shares after giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and convertible preferred stock, if any.

The following table sets forth the computation of basic and diluted (loss) earnings per share of class A common stock and class B common stock (dollars in thousands, except per share data):

	December 31, 2009			December 31, 2008			December 31, 2007
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
(Loss) earnings per share, basic
Numerator:
Allocation of net (loss) income from continuing operations	$(71,597)	$(61,194)	$(132,791)	$18,093	$16,003	$34,096	$3,493	$4,435	$7,928
Allocation of loss from discontinued operations	(210)	(180)	(390)	—	—	—	—	—	—

Allocation of net (loss) income	$(71,807)	$(61,374)	$(133,181)	$18,093	$16,003	$34,096	$3,493	$4,435	$7,928

(Loss) earnings per share, diluted
Numerator:
Allocation of net (loss) income from continuing operations	$(71,597)	$(61,194)	$(132,791)	$17,971	$16,125	$34,096	$3,411	$4,517	$7,928
Allocation of loss from discontinued operations	(210)	(180)	(390)	—	—	—	—	—	—

Allocation of net (loss) income	$(71,807)	$(61,374)	$(133,181)	$17,971	$16,125	$34,096	$3,411	$4,517	$7,928

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2009			December 31, 2008			December 31, 2007
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Denominator for basic and diluted (loss) earnings per share:
Weighted-average common shares outstanding, basic	19,903	17,011	36,914	19,407	17,166	36,573	11,922	15,140	27,062
Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	—	—	—	39	282	321	4	649	653

Adjusted weighted-average common shares outstanding, diluted	19,903	17,011	36,914	19,446	17,448	36,894	11,926	15,789	27,715

(Loss) earnings per share, basic:
(Loss) earnings per common share from continuing operations	$(3.60)	$(3.60)	$(3.60)	$0.93	$0.93	$0.93	$0.29	$0.29	$0.29
Loss per common share from discontinued operations	(0.01)	(0.01)	(0.01)	—	—	—	—	—	—

(Loss) earnings per share	$(3.61)	$(3.61)	$(3.61)	$0.93	$0.93	$0.93	$0.29	$0.29	$0.29
(Loss) earnings per share, diluted:
(Loss) earnings per common share from continuing operations	$(3.60)	$(3.60)	$(3.60)	$0.92	$0.92	$0.92	$0.29	$0.29	$0.29
Loss per common share from discontinued operations	(0.01)	(0.01)	(0.01)	—	—	—	—	—	—

(Loss) earnings per share	$(3.61)	$(3.61)	$(3.61)	$0.92	$0.92	$0.92	$0.29	$0.29	$0.29

The following were excluded from the weighted-average diluted shares computation for 2009, 2008 and the period from May 15, 2007 through December 31, 2007, as their inclusion would have been anti-dilutive (shares in thousands):

	Year Ended December 31,			May 15, 2007 through December 31, 2007
	2009		2008
Options to purchase common shares	536		103	40
Non-vested common shares and restricted stock units	55	(1)	—	—

Total excluded	591		103	40

(1)	Amount includes two shares for Class B shares

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of two components, net (loss) income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that, under U.S. GAAP, are recorded as an element of stockholders’ equity but are excluded from net (loss) income. Currently, the Company’s other comprehensive income (loss) consists of deferred gains and losses on the Company’s interest rate swap accounted for as a cash flow hedge.

The following table summarizes activity in other comprehensive income related to the Company’s interest rate swap, net of taxes, held by the Company (in thousands):

	2009	2008	2007
Net unrealized income (loss), net of tax expense (benefit) of $1,190 in 2009, ($690) in 2008, and ($477) in 2007	$1,882	$(1,089)	$(753)

Recent Accounting Pronouncements

The Company adopted changes issued by FASB on business combinations as of January 1, 2009 which changes the way the Company accounts for income tax expense related to adjustments for changes in valuation allowances and tax reserves for prior business combinations. The adoption of this pronouncement resulted in a significant portion of the $2.8 million changes in the previously established tax liabilities to be recorded as a tax benefit in 2009, (Note 8). The Company expects that the changes issued by the FASB on business combinations will have an impact on the consolidated financial statements in the future, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated by the Company.

Effective January 1, 2008, the Company adopted the changes issued by the FASB on fair value accounting. In February 2008, the FASB issued an amendment to the changes on fair value accounting, which provides a one-year deferral of the effective date for non-financial assets and non-financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually. This change defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under this change must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes how to measure fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable.

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company implemented this change for non-financial assets and non-financial liabilities on January 1, 2009. The adoption of this topic did not have a material impact on the Company’s consolidated results of operations or financial condition.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2008, the FASB issued changes to disclosures on fair value accounting. The objective of this change is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The adoption of changes issued by the FASB on disclosures on fair value did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. FASB ASC Topic 855 is effective for interim or annual periods ending after June 15, 2009. The adoption of FASB ASC Topic 855 did not have a significant impact on the Company’s financial condition, results of operations or liquidity.

On July 1, 2009, the FASB Accounting Standards Codification (the “Codification”) became the authoritative source of U.S. GAAP recognized by the FASB. The Codification does not change current U.S. GAAP, but is intended to simplify user access to U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification is considered non-authoritative. The implementation of the Codification became effective for interim and annual periods ending after September 15, 2009 and, accordingly, is effective for the Company’s current quarterly and fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but did impact its financial reporting process by eliminating all references to pre-codification standards and replacing them with references to the relevant Topic of the Codification.

3. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating fair value of each class of financial instruments for which it is practicable to estimate this value:

Cash and Cash Equivalents

The carrying amounts approximate fair value because of the short maturity of these instruments.

Interest Rate Swaps

The carrying amounts approximate the fair value for the Company’s interest rate swaps based on an estimate obtained from a broker.

The following table summarizes the valuation of the Company’s interest rate swaps as of December 31, 2009 by the FASB ASC Topic 820, “Fair Value Measurement and Disclosures,” fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$65	$—	$65

The existing second amended and restated first lien credit agreement, as amended (the “Credit Agreement”) exposes the Company to variability in interest payments due to changes in interest rates. In November 2007, the Company entered into a $100.0 million interest rate swap agreement in order to manage fluctuations in cash

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

flows resulting from interest rate risk. This interest rate swap changed a portion of the Company’s variable-rate cash flow exposure to fixed-rate cash flows at an interest rate of 6.4% until December 31, 2009. Upon the expiration of this interest rate swap, the Company entered into two new interest rate swaps with an aggregate notional amount of $245.0 million and a weighted-average interest rate of 2.6%. The Company continues to assess its exposure to interest rate risk on an ongoing basis.

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

The fair value of interest rate swap agreements designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. The Company estimates approximately $65 thousand will be reclassified to earnings into interest income as a yield adjustment during 2010. The Company evaluates the effectiveness of the cash flow hedge, in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” on a quarterly basis. The change in fair value is recorded as a component of other comprehensive income. Should the hedge become ineffective, the change in fair value would be recognized in the consolidated statements of operations.

For the year ended December 31, 2009, the total net loss recognized from converting the November 2007 swap from floating rate (three-month LIBOR) to fixed rate for a portion of the interest payments under the Company’s long-term debt obligations was approximately $3.4 million. As of December 31, 2009, an unrealized gain of $40 thousand (net of income tax) is included in accumulated other comprehensive loss.

Below is a table listing the fair value of the interest rate swap as of December 31, 2009 and December 31, 2008 (in thousands):

Derivatives designated as hedging instruments under ASC Topic 815	December 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value (Pre-tax)	Balance Sheet Location	Fair Value (Pre-tax)
Interest rate swap	Accounts payable and accrued liabilities	$65	Accounts payable and accrued liabilities	$(3,007)

Below is a table listing the amount of gain (loss) recognized before income tax in other comprehensive income (“OCI”) on the interest rate swap for the years ending December 31, 2009, 2008, and 2007 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Year Ended December 31,
	2009	2008	2007
Interest rate swap	$3,072	$(1,779)	$(1,230)

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a table listing the amount of gain (loss) reclassified from accumulated OCI into income (effective portion) for the year ending December 31, 2009, 2008, and 2007 (in thousands):

Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended December 31,
	2009	2008	2007
Interest (expense) income	$(3,430)	$(1,184)	$99

Long-Term Debt

The First Lien Credit Agreement includes outstanding debt of $248.3 million and $250.9 million and the revolving credit facility includes outstanding debt of $72.0 million and $81.0 million at December 31, 2009 and 2008, respectively. The fair value of the term debt at December 31, 2009 and 2008 approximated $230.9 million and $175.6 million, respectively, based on quoted market values. There is not an active market for the revolving debt, however, assuming the same quoted price as the term debt, the fair value of the revolving debt at December 31, 2009 and 2008 approximated $67.0 million and $56.7 million, respectively. The 2014 Note includes balances of $129.6 million and $129.5 million at December 31, 2009 and 2008, respectively. The fair value of the Company’s 2014 Notes at December 31, 2009 and 2008 approximated $137.5 million and $107.9 million, respectively, based on quoted market values. The carrying value of the Company’s long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

4. Intangible Assets

Identified intangible assets are amortized over their useful lives except for trade names and certain other long-lived intangibles, which have an indefinite life. Amortization expense was approximately $3.9 million, $4.2 million and $4.0 million in 2009, 2008 and 2007, respectively. Amortization of the Company’s intangible assets at December 31, 2009 is expected to be approximately $3.3 million, $3.3 million, $1.0 million, $0.8 million and $0.2 million in 2010, 2011, 2012, 2013, and 2014, respectively. Identified intangible asset balances by major class at December 31, 2009 and 2008, are as follows (dollars in thousands):

	Cost	Life (in years)	Accumulated Amortization	Net Balance
Intangible assets subject to amortization:
Covenants not-to-compete	$2,987	5.0	$(2,892)	$95
Managed care contracts	10,920	4.8	(7,897)	3,023
Leasehold interests	9,180	11.3	(3,624)	5,556

Total	$23,087	7.4	$(14,413)	8,674

Intangible assets not subject to amortization:
Trade names				17,130
Other long-lived intangibles				493

Balance at December 31, 2009				$26,297

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost	Life (in years)	Accumulated Amortization	Net Balance
Intangible assets subject to amortization:
Covenants not-to-compete	$2,987	5.0	$(2,221)	$766
Managed care contracts	10,920	4.8	(5,614)	5,306
Leasehold interests	9,120	11.3	(2,655)	6,465

Total	$23,027	7.4	$(10,490)	12,537

Intangible assets not subject to amortization:
Trade names				17,130
Other long-lived intangibles				643

Balance at December 31, 2008				$30,310

5. Business Segments

The Company has two reportable operating segments—LTC, which includes the operation of SNFs and ALFs and is the most significant portion of the Company’s business, and ancillary services, which includes the Company’s rehabilitation therapy and hospice businesses. The “other” category includes general and administrative items. The Company’s reporting segments are business units that offer different services, and that are managed differently due to the nature of the services provided or the products sold.

At December 31, 2009, LTC services are provided by 78 wholly owned SNF operating companies that offer post-acute, rehabilitative and specialty skilled nursing care, as well as 22 wholly owned ALF operating companies that provide room and board and social services. Ancillary services include rehabilitative services such as physical, occupational and speech therapy provided in the Company’s facilities and in unaffiliated facilities by its wholly owned operating company, Hallmark Rehabilitation GP, LLC. Also included in the ancillary services segment is the Company’s hospice business that began providing care to patients in October 2004.

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

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth selected financial data consolidated by business segment (in thousands):

	Long-term Care Services	Ancillary Services	Other	Elimination	Total
Year ended December 31, 2009
Revenue from external customers	$666,800	$92,951	$—	$—	$759,751
Intersegment revenue	3,034	66,518	—	(69,552)	—

Total revenue	$669,834	$159,469	$—	$(69,552)	$759,751

Operating (loss) income	$(78,063)	$18,491	$(26,411)	$—	$(85,983)
Interest expense, net of interest income					(31,867)
Other expense					150
Equity in earnings of joint venture					2,751

Loss before provision for income taxes					(114,949)
Income tax expense					17,842

Net loss from continuing operations					$(132,791)

Segment capital expenditures	$40,013	$309	$833	$—	$41,155

EBITDA(1)	$(56,633)	$19,254	$(22,785)	$—	$(60,164)

Year ended December 31, 2008
Revenue from external customers	$643,476	$89,854	$—	$—	$733,330
Intersegment revenue	4,031	65,174	—	(69,205)	—

Total revenue	$647,507	$155,028	$—	$(69,205)	$733,330

Operating income	$93,707	$17,953	$(25,635)	$—	$86,025
Interest expense, net of interest income					(36,581)
Other income					246
Equity in earnings of joint venture					2,487

Income before provision for income taxes					52,177
Income tax expense					18,081

Net income from continuing operations					$34,096

Segment capital expenditures	$46,062	$1,416	$2,148	$—	$49,626

EBITDA(1)	$113,122	$18,602	$(21,988)	$—	$109,736

Year ended December 31, 2007
Revenue from external customers	$555,620	$78,987	$—	$—	$634,607
Intersegment revenue	1,448	60,446	—	(61,894)	—

Total revenue	$557,068	$139,433	$—	$(61,894)	$634,607

Operating income	$82,418	$19,266	$(22,017)	$—	$79,667
Interest expense, net of interest income					(42,523)
Other income					24
Equity in earnings of joint venture					1,603
Premium on redemption of debt and write-off of related deferred financing costs					(11,648)
Change in fair value of interest rate hedge					(40)

Income before provision for income taxes					27,083
Income tax expense					11,801

Net income from continuing operations					$15,282

Segment capital expenditures	$27,931	$479	$988	$—	$29,398

EBITDA(1)	$98,537	$19,607	$(30,851)	$—	$87,293

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the segment assets by business segments (in thousands):

	Long-term Care Services	Ancillary Services	Other	Total
December 31, 2009:
Segment total assets	$715,588	$91,958	$48,696	$856,242
Goodwill and intangibles included in total assets	$254,536	$51,123	$—	$305,659
December 31, 2008:
Segment total assets	$865,744	$90,226	$50,610	$1,006,580
Goodwill and intangibles included in total assets	$429,149	$51,123	$—	$480,272

(1)	EBITDA is defined as net (loss) income before depreciation, amortization and interest expense (net of interest income) and the provision for income taxes. EBITDA margin is EBITDA as a percentage of revenue. The Company prepares Adjusted EBITDA by adjusting EBITDA (each to the extent applicable in the appropriate period) for:

•	discontinued operations, net of tax;

•	the change in fair value of an interest rate hedge that does not qualify for hedge accounting;

•	gains or losses on sale of assets

•	the write-off of deferred financing costs of extinguished debt; and

•	provision for the impairment of long-lived assets, including goodwill

The Company believes that the presentation of EBITDA and Adjusted EBITDA provides useful information regarding its operational performance because it enhances the overall understanding of the financial performance and prospects for the future of core business activities.

Specifically, the Company believes that a report of EBITDA and Adjusted EBITDA provides consistency in its financial reporting and provides a basis for the comparison of results of core business operations between current, past, and future periods. EBITDA and Adjusted EBITDA are two of the primary indicators management uses for planning and forecasting in future periods, including trending and analyzing the core operating performance of business from period-to-period without the effect of accounting principles generally accepted in the United States of America, or U.S. GAAP, expenses, revenues and gains that are unrelated to the day-to-day performance of its business. The Company also uses EBITDA and Adjusted EBITDA to prepare operating budgets, to measure its performance against those budgets on a consolidated segment and a facility-by-facility level, analyzing year-over-year trends as described below and to compare its operating performance to that of its competitors.

The Company typically uses Adjusted EBITDA for these purposes at the administrative level (because the adjustments to EBITDA are not generally allocable to any individual business unit) and the Company typically uses EBITDA to compare the operating performance of each skilled nursing and assisted living facility, as well as to assess the performance of operating segments: long-term care services, which include the operation of skilled nursing and assisted living facilities; and ancillary services, which include rehabilitation therapy and hospice businesses. EBITDA and Adjusted EBITDA are useful in this regard because they do not include such costs as interest expense (net of interest income), income taxes, depreciation and amortization expense and special charges, which may vary from business unit to business unit and period-to-period depending upon various factors, including the method used to finance the business, the amount of debt that the Company has determined to incur, whether a facility is owned or leased, the date of acquisition of a facility or business, the original purchase price of a facility or business unit or the tax law of the state in which a business unit operates. These

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

types of charges are dependent on factors unrelated to the underlying business. As a result, the Company believes that the use of EBITDA and Adjusted EBITDA provides a meaningful and consistent comparison of its underlying business between periods by eliminating certain items required by U.S. GAAP which have little or no significance in day-to-day operations.

The Company also makes capital allocations to each of its facilities based on expected EBITDA returns and establishes compensation programs and bonuses for facility-level employees that are based upon the achievement of pre-established EBITDA and Adjusted EBITDA targets.

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

Despite the importance of these measures in analyzing underlying business, maintaining financial requirements, designing incentive compensation and for goal setting both on an aggregate and facility level basis, EBITDA and Adjusted EBITDA are non-U.S. GAAP financial measures that have no standardized meaning defined by U.S. GAAP. Therefore, EBITDA and Adjusted EBITDA measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of results as reported under U.S. GAAP. Some of these limitations are:

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

•	they are not adjusted for all non-cash income or expense items that are reflected in consolidated statements of cash flows;

•	they do not reflect the impact on earnings of charges resulting from certain matters the Company does consider not to be indicative of ongoing operations; and

•	other companies in the Company’s industry may calculate these measures differently than the Company does, which may limit their usefulness as comparative measures.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company compensates for these limitations by using them only to supplement net (loss) income on a basis prepared in conformance with U.S. GAAP in order to provide a more complete understanding of the factors and trends affecting its business. The Company strongly encourages investors to consider net (loss) income determined under U.S. GAAP as compared to EBITDA and Adjusted EBITDA, and to perform their own analysis, as appropriate.

The following table provides a reconciliation from net (loss) income which is the most directly comparable financial measure presented in accordance with GAAP for the periods indicated (in thousands):

	Year Ended December 31,
	2009	2008	2007
Reconciliation from net (loss) income to EBITDA and Adjusted EBITDA (in thousands):
Net (loss) income	$(133,181)	$34,096	$15,282
Interest expense, net of interest income	31,867	36,581	42,523
Provision for income taxes	17,842	18,081	11,801
Depreciation and amortization expense	23,308	20,978	17,687

EBITDA	(60,164)	109,736	87,293
Discontinued operations(a)	390
Change in fair value of interest rate hedge(b)		—	40
Loss on disposal of asset(c)	61	62	—
Premium on redemption of debt and write-off of related deferred financing costs(d)	—	—	11,648
Goodwill impairment charge(e)	170,600	—	—

Adjusted EBITDA	$110,887	$109,798	$98,981

Notes

(a)	In 2009, the Company closed its hospice operations located in Ventura, California, and, therefore, the results of this business have been classified as discontinued operations.
(b)	Changes in fair value of an interest rate hedge are unrelated to the core operating activities and the Company believes that adjusting for these amounts allows them to focus on actual operating costs at its facilities.
(c)	While gains or losses on sales of assets are required under GAAP, these amounts are also not reflective of income and losses of the Company’s underlying business.
(d)	Write-offs for deferred financing costs are the result of distinct capital structure decisions made by management and are unrelated to day-to-day operations. These write-offs reflect a $7.7 million redemption premium on $70.0 million of the 11% senior subordinated noted that the Company redeemed in June 2007, before their scheduled maturities in 2014.
(e)	During the fourth quarter of 2009, the Company recorded a goodwill impairment charge of $170.6 million at its long-term care reporting unit. The goodwill impairment charge is a non-cash accounting adjustment to the Company’s financial statements that does not affect its cash flows, or its liquidity position and is not expected to have any impact on its business. The impairment charge is the result of the downturn in the expected future growth rates for governmental payors (based on patient mix and announced Medicare and Medicaid reimbursement reductions), and their effect on expected future cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Goodwill” for a more detailed discussion of the goodwill impairment charge.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Debt

The Company’s long-term debt as of December 31, 2009 and 2008 is summarized as follows (in thousands):

	2009	2008
Revolving Credit Facility, base interest rate, comprised of prime plus 1.75% (5.00% at December 31, 2009) collateralized by substantially all assets of the Company, due 2012	$11,000	$3,000
Revolving Credit Facility, interest rate based on LIBOR plus 2.75% (2.99% at December 31, 2009) collateralized by substantially all assets of the Company, due 2012	61,000	78,000
Term Loan, interest rate based on LIBOR plus 2.00% (2.25% at December 31, 2009) collateralized by substantially all assets of the Company, due 2012	3,300	150,900
Term Loan, interest rate swapped at 2.58% through December 31, 2010, collateralized by substantially all assets of the Company, due 2012	145,000	—
Term Loan, interest rate based on LIBOR plus 2.00% (2.28% at December 31, 2009) and swapped at 2.59% from January 31, 2010 through December 31, 2010, collateralized by substantially all assets of the Company, due 2012	100,000	100,000
2014 Notes, interest rate 11.0%, with an original issue discount of $438 and $545 at December 31, 2009 and December 31, 2008, respectively, interest payable semiannually, principal due 2014, unsecured	129,562	129,455
Notes payable, fixed interest rate 6.5%, payable in monthly installments, collateralized by a first priority deed of trust, due December 2018	1,544	1,669
Insurance premium financing	5,071	5,059
Present value of capital lease obligations at effective interest rates, collateralized by property and equipment	2,202	2,178

Total long-term debt and capital leases	458,679	470,261
Less amounts due within one year	(7,823)	(7,812)

Long-term debt and capital leases, net of current portion	$450,856	$462,449

Term Loan and Revolving Loan

The Amended and Restated First Lien Credit Agreement (“the Credit Agreement”), as amended following the Onex Transaction, consists of a $260.0 million Term Loan (“the Term Loan”) and a $135.0 million Revolving Loan (the “Revolving Loan”). The Term Loan has required principal payments of $2.6 million per annum, payable on a quarterly basis, with the balance due June 15, 2012 upon its maturity. The Company had $4.6 million in outstanding letters of credit (interest rate of 2.875% as of December 31, 2009) against the $135.0 million revolving credit facility, leaving approximately $58.4 million of additional borrowing capacity under the credit agreement as of December 31, 2009. The fee on the additional borrowing capacity under the credit agreement is 0.5%. On April 28, 2009, the Company entered into an amendment to extend the maturity of the revolving loan commitments under its second amended and restated first lien credit agreement from June 15, 2010 to June 15, 2012. The Company’s revolving line of credit has a capacity of $135.0 million through June 15, 2010, and will reduce to $124.0 million thereafter, until its maturity on June 15, 2012. The Credit Agreement may be prepaid at any time without penalty except for LIBOR breakage costs. The Credit Agreement is secured by substantially all assets of the Company. Under the Credit Agreement, subject to certain exceptions, the Company is required to apply all of the proceeds from any issuance of debt, half of the proceeds from any issuance of equity, half of the Company’s excess annual cash flow, as defined in the Credit Agreement, and,

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subject to permitted reinvestments, all amounts received in connection with any sale of the Company’s assets and casualty insurance and condemnation or eminent domain proceedings, in each case to repay the outstanding amounts under the Credit Agreement. As of December 31, 2009, the loans bore interest, at the Company’s election, either at the prime rate plus an initial margin of 1.25% on the Term Loan and 1.75% on the revolving loan, or the LIBOR plus a margin of 2.00% on the Term Loan and 2.75% on the Revolving Loan. The Company has commitment fees on the unused portions of 0.5%. The interest rate margin on the Term Loan can be reduced by as much as 0.50% based on the Company’s credit rating. Furthermore, the Company has the right to increase its borrowings under the Term Loan and/or the Revolving Loan up to an aggregate amount of $90.0 million provided that the Company is in compliance with the Credit Agreement, that the additional debt would not cause any covenant violations of the Company’s credit agreement and that existing or new lenders within the credit agreement or new lenders agree to increase their commitments.

Senior Subordinated Notes

The 2014 Notes were issued in December 2005 in the aggregate principal amount of $200.0 million, with an interest rate of 11.0%. The 2014 Notes were issued at a discount of $1.3 million. Interest is payable semiannually in January and July of each year. The 2014 Notes mature on January 15, 2014. The 2014 Notes are unsecured senior subordinated obligations and rank junior to all of the Company’s existing and future senior indebtedness, including indebtedness under the Amended and Restated First Lien Credit Agreement. The 2014 Notes are guaranteed on a senior subordinated basis by certain of the Company’s current and future companies (Note 12).

Prior to January 15, 2009, the Company had the option to redeem up to 35.0% of the principal amount of the 2014 Notes with the proceeds of certain sales of the Company’s equity securities at 111.0% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that at least 65.0% of the aggregate principal amount of the 2014 Notes remained outstanding after the occurrence of each such redemption; and provided further that such redemption occurred within 90 days after the consummation of any such sale of the Company’s equity securities. In June 2007, after completion of the Company’s initial public offering, the Company redeemed $70.0 million of the 11% senior subordinated notes before their scheduled maturities. A redemption premium of $7.7 million was recorded, as well as write-offs of $3.6 million of unamortized debt costs and $0.4 million of original issue discount associated with this redemption of debt.

On and after January 15, 2010, the Company is entitled to redeem all or a portion of the 2014 Notes upon not less than 30 nor more than 60 days notice, at redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date if redeemed during the 12-month period commencing on January 15, 2010, 2011 and 2012 and thereafter of 105.50%, 102.75% and 100.00%, respectively.

Debt Covenants

The Company must maintain compliance with certain financial covenants measured on a quarterly basis, including an interest coverage minimum ratio as well as a total leverage maximum ratio.

The covenants also include certain limitations, including the incurrence of additional indebtedness, liens, investments in other businesses, annual capital expenditures and, in the case of the 2014 Notes, issuance of preferred stock. Furthermore, the Company must permanently reduce the principal amount of debt outstanding by applying the proceeds from any asset sale, insurance or condemnation payments, additional indebtedness or equity securities issuances, and 25% to 50% of excess cash flows from operations based on the leverage ratio then in effect. The Company believes that it was in compliance with its debt covenants at December 31, 2009.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled Maturities of Long-Term Debt

The scheduled maturities of long-term debt and capital lease obligations as of December 31, 2009 are as follows (in thousands):

	Capital Leases	Long-Term Debt	Total
2010	$174	$7,805	7,979
2011	2,184	2,742	4,926
2012	—	315,250	315,250
2013	—	160	160
2014	—	130,170	130,170
Thereafter	—	788	788

	2,358	456,915	459,273

Less original issue discount at December 31, 2009	—	438	438
Less amount representing interest	156	—	156

	$2,202	$456,477	$458,679

7. Other Current Assets and Other Assets

Other current assets consisted of the following at December 31 (in thousands):

	December 31, 2009	December 31, 2008
Current portion of notes receivable, net	$3,762	$1,523
Supplies inventory	2,788	2,684
Income tax refund receivable	1,597	2,739
Other current assets	156	537

	$8,303	$7,483

Other assets consisted of the following at December 31 (in thousands):

	December 31, 2009	December 31, 2008
Equity investment in joint ventures	$5,041	$5,082
Restricted cash	14,610	13,969
Deposits and other assets	4,633	4,746

	$24,284	$23,797

Equity Investment in Pharmacy Joint Venture

The Company has an investment in a joint venture which serves its pharmaceutical needs for a limited number of its Texas operations (the “APS—Summit Care Pharmacy”). APS—Summit Care Pharmacy, a limited liability company, was formed in 1995, and is owned 50% by the Company and 50% by APS Acquisition, LLC. APS—Summit Care Pharmacy operates a pharmacy in Austin, Texas, and the Company pays market value for prescription drugs and receives a 50% share of the net income related to this joint venture. Based on the Company’s lack of any controlling influence, the Company’s investment in APS—Summit Care Pharmacy is accounted for using the equity method of accounting.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

In August 2003, SHG formed Fountain View Reinsurance, Ltd. (the “Captive”), a wholly owned offshore captive insurance company, for the purpose of insuring its workers’ compensation liability in California. In connection with the formation of the Captive, the Company funds its estimated losses and is required to maintain certain levels of cash reserves on hand for claims related to occurrences prior to September 1, 2005. As the use of these funds is restricted, the funds are classified as restricted cash in the Company’s consolidated balance sheets. Additionally, restricted cash includes amounts on deposit at the Company’s workers’ compensation third-party claims administrator.

Deposits

In the normal course of business the Company is required to post security deposits with respect to its leased properties and to many of the vendors with which it conducts business.

8. Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	December 31, 2009	December 31, 2008
Land and land improvements	$59,448	$57,604
Buildings and leasehold improvements	288,921	251,690
Furniture and equipment	61,717	50,479
Construction in progress	22,573	26,811

	432,659	386,584
Less accumulated depreciation	(59,448)	(40,118)

	$373,211	$346,466

9. Income Taxes

The income tax expense from continuing operations consisted of the following for the years ended December 31 (in thousands):

	2009	2008	2007
Federal:
Current	$10,311	$17,879	$7,886
Deferred	6,550	(1,192)	1,732
State:
Current	1,548	2,820	2,163
Deferred	(567)	(1,426)	20

	$17,842	$18,081	$11,801

The income tax (benefit) expense applicable to continuing and discontinued operations is as follows:

	2009	2008	2007
Income tax (benefit) expense on continuing operations	$17,842	$18,081	$11,801
Income tax (benefit) expense on discontinued operations	(247)	—	—

	$17,595	$18,081	$11,801

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the income tax expense on income computed at statutory rates to the Company’s actual effective tax rate is summarized as follows for the years ended December 31 (in thousands):

	2009	2008	2007
Federal rate (35%)	$(40,232)	$18,262	$9,479
State taxes, net of federal tax benefit	1,277	906	1,419
Uncertain tax positions and related interest Goodwill impairment	(2,828 59,710)	(1,350 —)	916 —
Other, net	(85)	263	(13)

	$17,842	$18,081	$11,801

Deferred income taxes result from temporary differences between the tax basis of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s temporary differences are primarily attributable to purchase adjustments related to intangible assets, depreciation, allowances for doubtful accounts and accruals for professional and general liability expenses and compensation which are not deductible for tax purposes until paid.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the Company generating sufficient operating income during the periods in which temporary differences become deductible. At December 31, 2009 and 2008, a valuation allowance of $0.1 million has been recognized against the Company’s state tax loss carryforwards as a result of certain restrictions regarding their utilization. At December 31, 2009, the Company has $2.3 million of enterprise zone tax credits for California income tax purposes which do not expire.

Significant components of the Company’s deferred income tax assets and liabilities at December 31 are as follows (in thousands):

	2009		2008
	Current	Non-Current	Current	Non-Current
Deferred income tax assets:
Vacation and other accrued expenses	$4,762	$4,280	$4,392	$3,497
Allowance for doubtful accounts	8,317	—	9,745	—
Professional liability accrual	2,425	7,199	3,330	8,504
Rent accrual	239	2,675	263	2,355
Asset retirement obligation, net	—	1,539	—	1,489
Fair value of hedge	—	—	1,225	—
CA EZ credit carryforward	—	2,322	—	—
Other	—	—	748	191

Total deferred income tax assets	15,743	18,015	19,703	16,036
Deferred income tax liabilities:
Intangible assets	—	(11,447)	—	(11,216)
Fixed assets	—	(9,128)	—	(5,484)
Other	(740)	(583)	—	—

Total deferred income tax liabilities	(740)	(21,158)	—	(16,700)

Net deferred income tax assets	15,003	(3,143)	19,703	(664)
Valuation allowance	—	(57)	—	(57)

Net deferred income tax assets (liabilities)	$15,003	$(3,200)	$19,703	$(721)

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FASB ASC Topic 740, “Income Taxes,” prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FASB ASC Topic 740 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for 2009 and 2008 (in thousands):

	2009	2008	2007
Balance at January 1	$2,827	$11,027	$11,107
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	1,482
Reductions for tax positions of prior years	—	—	(1,482)
Settlements	—	—	—
Reductions for lapses of statutes	(2,733)	(8,200)	(80)

Balance at December 31,	$94	$2,827	$11,027

At December 31, 2009, the total amount of unrecognized tax benefit was $0.1 million, which will result in a benefit to the provision for income taxes in 2010 and subsequent years, if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes line item of the consolidated statements of operations. As of December 31, 2009 and 2008, the Company had accrued approximately $23 thousand and $0.4 million, respectively, in interest and penalties on unrecognized tax benefits, net of approximately $15 thousand and $0.2 million, respectively, of tax benefit. If reversed, the entire balance would result in a benefit to the provision for income taxes in 2010 and subsequent years.

The Company’s tax years 2006 and forward are subject to examination by the IRS and from 2005 forward by the Company’s material state jurisdictions. With normal closures of the statute of limitations, the Company anticipates that there is a reasonable possibility that the amount of unrecognized tax benefits will decrease by $0.1 million within the next 12 months.

10. Stockholders’ Equity

The Company did not declare or pay cash dividends in either 2009 or 2008. The Company anticipates that, for the foreseeable future, the Company will retain any earnings for use in the operation of its business.

Holders of the Company’s class A common stock are entitled to a voting power of one vote per share and holders of the Company’s class B common stock are entitled to a voting power of ten votes per share. Mandatory and optional conversion of the class B common stock into class A common stock exists on a one-for-one basis under certain circumstances.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Stock-Based Compensation

2005 Restricted Stock Plan

In December 2005, Skilled’s board of directors adopted a restricted stock plan with respect to Skilled’s class B common stock (the “Restricted Stock Plan”). The Restricted Stock Plan provided for awards of restricted stock to Skilled’s and its companies’ officers and other key employees. Such grants of restricted stock were required to be evidenced by restricted stock agreements and were subject to the vesting and other requirements as determined at the time of grant by a committee appointed by Skilled’s board of directors. Restricted shares of each initial participant vest (i) 25% on the date of grant and (ii) 25% on each of the first three anniversaries of the date of grant, unless such initial participant ceases to be an employee of or consultant to Skilled or any of its companies on the relevant anniversary date. As of December 31, 2009, the aggregate number of shares of class B stock issued under the Restricted Stock Plan was 1.3 million, net of forfeitures, all of which have fully vested. As of April 2007, no new shares of common stock are available for issuance under this plan.

2007 Incentive Award Plan

In April 2007, Skilled’s board of directors adopted the Skilled Healthcare Group, Inc. 2007 Incentive Award Plan (the “2007 Plan”) that provides for cash-based and equity-based awards to the Company’s directors, officers, and other key employees. In May 2008, the stockholders of the Company approved the Company’s Amended and Restated Skilled Healthcare Group, Inc. 2007 Incentive Award Plan, increasing the number of shares of the Company’s class A common stock that may be issued under the 2007 Incentive Award Plan by 1.5 million shares to a total of 2.6 million shares. The Amended and Restated Plan became effective immediately upon stockholder approval.

Restricted stock awards granted under the 2007 Plan are subject to vesting and other requirements as determined at the time of award by a committee appointed by Skilled’s board of directors. The restricted common shares granted to non-employee directors are generally subject to a one-year vesting requirement. The restricted common shares awarded to executive officers and other key employees generally vest 25% on the first four anniversary dates of the award. In addition to restricted common shares, the Company also awards restricted stock units to certain directors. The restricted stock units have rights similar to the rights of restricted vested common shares and the non-employee director will ultimately receive one common share for each restricted stock unit. The restricted stock units vest one year from the date of award. The fair value of the restricted common shares and restricted stock units is based on the award date market value of the common shares and is amortized over the vesting period on a ratable basis.

Under the 2007 Plan, incentive and nonqualified stock options may be granted to eligible participants for the right to purchase common stock at a specified price which may not be less than the fair market value on the date of the grant. Based on the terms of individual option grants, options granted under the 2007 Plan generally expire 10 years after the grant date and generally become exercisable over a period of four years, with annual vesting, based on continued employment. In 2009, 2008, and 2007, the Company granted 0.3 million, 0.1 million, and 0.2 million options, respectively, to purchase shares of class A common stock.

In November 2008, the Company began granting performance based restricted common shares and stock options to executive officers. In 2008, the senior management performance program provided for performance awards comprised of up to 50% stock options and up to 50% restricted stock, which structure generally reflected a combination of the equity vehicles used by its peer group. The stock options vest ratably over a four-year period. The total fair value, based on the Company’s best estimate as of December 31, 2009, is being amortized to expense over the requisite service period of four years on a ratable basis. The performance-vested restricted stock fair value is estimated utilizing the Black Scholes method to estimate the fair value of the award and is

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized as compensation expense based on the most probable outcome of the performance condition which is evaluated quarterly using the Company’s plan and actual results. As December 31, 2009, there were 0.1 million non-vested performance based restricted stock awards outstanding.

As of December 31, 2009, the aggregate number of class A stock issued under the 2007 plan was 0.6 million.

During the year ended December 31, 2009, the following restricted stock awards, restricted stock units and performance stock awards occurred under the Company’s existing plans (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested balance at January 1, 2009	352	$12.36
Granted	225	8.74
Vested	(92)	12.88
Forfeited	(45)	11.64

Non-vested balance at December 31, 2009	440	$10.48

As of December 31, 2009, there was approximately $3.5 million of total unrecognized compensation costs related to restricted stock awards, restricted stock units and performance stock awards. These costs have a weighted-average remaining recognition period of 2.5 years. The total fair value of shares vested during the years ended December 31, 2009, 2008, and 2007 was $0.7 million, $0.7 million, and $0.1 million, respectively.

The fair value of the stock option grants for the year ended December 31, 2009 and 2008 under FASB ASC Topic 718, “Compensation—Stock Compensation,” was estimated on the date of the grants using the Black-Scholes option pricing model with the following assumptions and resulting fair value amounts:

	Year Ended December 31,
	2009	2008	2007
Risk-free interest rate	2.62%	3.23%	4.51%
Expected life	6.25 years	6.25 years	5.85 years
Dividend yield	0%	0%	0%
Volatility	54.3%	40.6%	32.7%
Weighted-average fair value	$5.49	$5.89	$6.16

The Company estimated the expected volatility by examining the historical and implied volatilities of comparable publicly traded companies due to the Company’s limited trading history and because the Company does not have any publicly traded options.

There were no options exercised during the years 2009, 2008, and 2007. As of December 31, 2009, there was $1.7 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 2.7 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations. Upon option exercise, the Company will issue new shares of Class A common stock.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity during the year ended December 31, 2009 under the 2007 Stock Incentive Plan (number of shares in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	309	$14.35
Granted	328	$10.11
Exercised	—	$—
Forfeited or cancelled	(56)	$12.85

Outstanding at December 31, 2009	581	$12.10	8.49	$—

Fully vested and expected to vest at December 31, 2009 (assuming a 5% forfeiture rate)	549	$12.17	8.47	$—

Exercisable at December 31, 2009	133	$14.81	7.48	$—

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.

Equity related to stock option grants and stock awards included in general and administrative expenses in the Company’s consolidated financial statement of operations was $1.3 million, $1.0 million, and $0.6 million, for 2009, 2008, and 2007, respectively. The amount in cost of services was $1.0 and $0.6 million in 2009 and 2008, respectively. There was no amount of equity recorded in cost of services for 2007. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.9 million, $0.6 million, and $0.2 million for 2009, 2008 and 2007, respectively.

12. Commitments and Contingencies

Leases

The Company leases certain of its facilities under non-cancelable operating leases. The leases generally provide for payment of property taxes, insurance and repairs, and have rent escalation clauses, principally based upon the Consumer Price Index or other fixed annual adjustments.

The future minimum rental payments under non-cancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2009 are as follows (in thousands):

2010	$16,505
2011	16,462
2012	15,717
2013	12,049
2014	11,898
Thereafter	48,071

$120,702

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

On July 24, 2009, a purported class action complaint captioned Shepardson v. Skilled Healthcare Group, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company, its Chairman and Chief Executive Officer, its current Chief Financial Officer, its former Chief Financial Officer, and investment banks that underwrote the Company’s initial public offering, on behalf of two classes of purchasers of its securities. On November 10, 2009, the District Court appointed lead plaintiffs and co-lead counsel, re-captioned the action In re Skilled Healthcare Group, Inc. Securities Litigation, and ordered that lead plaintiffs file an amended class action complaint. On January 12, 2010, lead plaintiffs filed an amended class action complaint against the Company, its Chairman and Chief Executive Officer, its Chief Operating Officer and President, its current Chief Financial Officer, its former Chief Financial Officer, its largest stockholder and related entities, and a director affiliated with that stockholder. One purported class consists of all persons other than defendants who purchased the Company’s Class A common stock pursuant or traceable to its Initial Public Offering. The second purported class consists of all persons other than defendants who purchased the Company’s Class A common stock from May 14, 2007, through June 9, 2009. The complaint, which seeks an unspecified amount of damages (including rescissory damages), asserts claims under the federal securities laws relating to its June 9, 2009 announcement that the Company would restate its financial statements for the period from January 1, 2006, to March 31, 2009, and that the restatement was likely to require cumulative charges against after-tax earnings in the aggregate amount of between $8.0 million and $9.0 million over the affected periods. The complaint also alleges that the Company’s registration statement and prospectus, financial statements, and public statements about its results of operations contained material false and misleading statements. The defendants have not yet responded to the amended class action complaint.

On April 15, 2009, two of Skilled Healthcare Group’s wholly owned companies, Eureka Healthcare and Rehabilitation Center, LLC, which operates Eureka Healthcare and Rehabilitation Center (the “Facility”), and Skilled Healthcare, LLC, the Administrative Services provider for the Facility, were served with a search warrant that relates to an investigation of the Facility by the California Attorney General’s Bureau of Medi-Cal Fraud & Elder Abuse (“BMFEA”). The search warrant related to, among other things, records, property and information regarding certain enumerated patients of the Facility and covered the period from January 1, 2007 through the date of the search. The Facility represents less than 1% of the Company’s revenue and less than 0.3% of its Adjusted EBITDA based on full year 2009 and 2008. Nevertheless, although the Company is unable to assess the potential exposure, any fines or penalties that may result from the BMFEA’s investigation could be significant. The Company is committed to working cooperatively with the BMFEA on this matter.

On May 4, 2006, three plaintiffs filed a complaint against the Company in the Superior Court of California, Humboldt County, entitled Lavender (Bates) v. Skilled Healthcare Group, Inc. and twenty-three of its companies. In the complaint, the plaintiffs allege, among other things, that certain California-based facilities operated by the Company’s wholly owned operating companies failed to provide an adequate number of qualified personnel to care for their residents and misrepresented the quality of care provided in their facilities. Plaintiffs allege these failures violated, among other things, the residents’ rights, the California Health and Safety Code, the California Business and Professions Code and the Consumer Legal Remedies Act. Plaintiffs seek, among other things, restitution of money paid for services allegedly promised to, but not received by, facility residents during the period from September 1, 2003 to the present. The complaint further sought class certification of in excess of 32,000 plaintiffs as well as injunctive relief, punitive damages and attorneys’ fees.

In response to the complaint, the Company filed a demurrer. On November 28, 2006, the Humboldt Court denied the demurrer. On January 31, 2008, the Humboldt Court denied the Company’s motion for a protective order as to the names and addresses of residents within the facility and on April 7, 2008, the Humboldt Court granted plaintiffs’ motion to compel electronic discovery by the Company. On May 27, 2008, plaintiffs’ motion

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for class certification was heard, and the Humboldt Court entered its order granting plaintiffs’ motion for class certification on June 19, 2008. The Company subsequently petitioned the California Court of Appeal, First Appellate District, for a writ and reversal of the order granting class certification. The Court of Appeal denied the Company’s writ on November 6, 2008 and the Company accordingly filed a petition for review with the California Supreme Court. On January 21, 2009, the California Supreme Court denied the Company’s petition for review. The order granting class certification accordingly remains in place, and the action is proceeding as a class action. Primary professional liability insurance coverage has been exhausted for the policy year applicable to this case. The excess insurance carrier issuing the policy applicable to this case has issued its reservation of rights to preserve an assertion of non-coverage for this case due to the lack of any allegation of injury or harm to the plaintiffs. Trial in this matter commenced November 30, 2009 and is ongoing. Plaintiffs represented to the trial court that they will introduce purported evidence of personal injury to support their claims, and the Company has invited its excess carrier to reconsider its coverage position in light of the plaintiffs’ representations. The Company continues to zealously defend against plaintiffs’ claims, but cannot predict the outcome of the claims nor estimate the amount of damages that could be assessed in the event of an adverse outcome.

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

Insurance

The Company maintains insurance for workers’ compensation, general and professional liability, employee benefits liability, property, casualty, directors’ and officers’ liability, inland marine, crime, boiler and machinery, automobile, employment practices liability and earthquake and flood. The Company believes that its insurance programs are adequate and where there has been a direct transfer of risk to the insurance carrier, the Company does not recognize a liability in the consolidated financial statements. The Company reduced (increased) its workers’ compensation and general and professional liability related to prior policy years by $3.3 million, $4.1 million, and $(0.3) million in the years ended December 31, 2009, 2008, and 2007, respectively.

Workers’ Compensation. The Company has maintained workers’ compensation insurance as statutorily required. Most of its commercial workers’ compensation insurance purchased is loss sensitive in nature. As a

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

result, the Company is responsible for adverse loss development. Additionally, the Company self-insures the first unaggregated $1.0 million per workers’ compensation claim for all California, New Mexico and Nevada businesses.

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

Effective September 1, 2008, California-based skilled nursing facility companies purchased individual general and professional liability insurance policies with a per occurrence and annual aggregate coverage limit of $1.0 million and $3.0 million, respectively, and an unaggregated $0.1 million per claim self-insured retention. These policies are renewable for up to three years.

Until December 31, 2009, the Company’s Kansas and Des Moines, Iowa businesses were insured on an occurrence basis with a per occurrence and annual aggregate coverage limit of $1.0 million and $3.0 million, respectively. There are no applicable self-insurance retentions or deductibles under these contracts. Until December 31, 2009, the Company’s Missouri businesses were underwritten on a claims-made basis with no applicable self-insured retentions or deductibles and have a per occurrence and annual aggregate coverage limit of $1.0 million and $3.0 million, respectively.

Effective September 1, 2008, the Company also had an excess liability policy with limits of $14.0 million per loss and $18.0 million annual aggregate for losses arising from claims in excess of $1.1 million for the California skilled nursing facilities and in excess of $1.0 million for all other businesses. The policy is renewable for up to three years. The Company retains an unaggregated self-insured retention of $1.0 million per claim for all Texas, New Mexico and Nevada businesses, its California businesses other than skilled nursing facility companies, and its Davenport, Iowa facility. Prior to August 2008, this excess insurance included coverage to $12.0 million for losses arising from claims in excess of $3.0 million.

Employee Medical Insurance. Medical preferred provider option programs are offered as a component of the companies employee benefits. The Company retains a self-insured amount up to a contractual stop loss amount and estimates its self-insured medical reserve on a quarterly basis, based upon actuarial analyses provided by external actuaries using the most recent trends of medical claims.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the liabilities related to insurance risks are as follows (in thousands):

	As of December 31, 2009							As of December 31, 2008
	General and Professional		Employee Medical		Workers’ Compensation		Total	General and Professional		Employee Medical		Workers’ Compensation		Total
Current	$6,960	(1)	$1,784	(2)	$4,198	(2)	$12,942	$8,172	(1)	$1,551	(2)	$3,906	(2)	$13,629
Non-current	16,660		—		10,747		27,407	20,871		—		9,783		30,654

	$23,620		$1,784		$14,945		$40,349	$29,043		$1,551		$13,689		$44,283

(1)	Included in accounts payable and accrued liabilities.
(2)	Included in employee compensation and benefits.

Hallmark Indemnification

Hallmark Investment Group, Inc. (“Hallmark”), the Company’s wholly owned rehabilitation services company, provides physical, occupational and speech therapy services to various unaffiliated skilled nursing facilities. These unaffiliated skilled nursing facilities are reimbursed for these services from the Medicare Program and other third-party payors. Hallmark has indemnified these unaffiliated skilled nursing facilities from a portion of certain disallowances of these services. Additionally, to the extent a RAC is successful in making a claim for recoupment of revenue from any of these skilled nursing facilities, the Company will typically be required to indemnify them for its charges associated with this loss. RAC recoupment risk is described in Note 2—Summary of Significant Accounting Policies.

Financial Guarantees

Substantially all of the Company’s companies guarantee the 11% senior subordinated notes maturing on January 15, 2014, the Company’s first lien senior secured term loan and the Company’s revolving credit facility. Financial guarantees are described in more detail in Note 6—Debt. The guarantees provided by the companies are full and unconditional and joint and several. Other companies of the Company that are not guarantors are considered minor.

Purchase Commitment

As of December 31, 2009, the Company had a commitment of $2.8 million related to the development of a long-term facility in Texas.

13. Discontinued Operations

In accordance with FASB ASC Topic 205, “Presentation of Financial Statements,” and FASB ASC Topic 360, “Property, Plant and Equipment,” the results of operations of disposed assets and the losses related to the abandonment have been classified as discontinued operations for all periods presented in the accompanying consolidated income statements as the operations and cash flows have been eliminated from the Company’s ongoing operations.

During 2009, the Company noted that its hospice business based in Ventura, CA, was not meeting expectations. The Company closed the operations on September 30, 2009 and recorded a net loss of $0.4 million, which includes the write-off of the $0.2 million intangible asset associated with the hospice business based in Ventura, California. Patients for the hospice business based in Ventura, California, were transferred to other local hospice businesses.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company continues to operate its hospice businesses in Foothill Ranch, California and New Mexico.

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net operating revenues	$635	$—	$—
Loss from discontinued operations before income tax	(637)	—	—
Tax benefit	(247)	—	—

Loss from discontinued operations	$(390)	$—	$—

14. Material Transactions with Related Parties

Agreement with Onex Partners Manager LP

Upon completion of the Transactions, the Company entered into an agreement with Onex Partners Manager LP, or Onex Manager, a wholly owned subsidiary of Onex Corporation. In exchange for providing the Company with corporate finance and strategic planning consulting services, the Company pays Onex Manager an annual fee of $0.5 million.

15. Defined Contribution Plan

The Company sponsors a defined contribution plan covering substantially all employees who meet certain eligibility requirements. In 2008 and 2007, the Company recorded $0.6 million and $0.5 million, respectively, of matching contributions, which were funded in February 2009 and February 2008, respectively. The Company does not intend to match employee contributions for the defined contribution plan in 2009.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Quarterly Financial Information (Unaudited)

The following table summarizes unaudited quarterly financial data for the years ended December 31, 2009 and 2008 (dollars in thousands, except per share data):

	Three Months Ended,
	December 31	September 30	June 30	March 31
2009
Revenue	$188,996	$188,365	$193,200	$189,190
Total expense	339,127	169,323	171,159	166,125
Other expenses, net of other income	(7,343)	(7,327)	(7,070)	(7,226)

(Loss) income from continuing operations before provision for income taxes	(157,474)	11,715	14,971	15,839
Provision for income taxes	3,841	2,420	5,797	5,784

(Loss) income from continuing operations	(161,315)	9,295	9,174	10,055
Loss from discontinued operations, net of tax	—	(243)	(95)	(52)

Net (loss) income	$(161,315)	$9,052	$9,079	$10,003

(Loss) earnings per share, basic:
(Loss) earnings per common share from continuing operations	$(4.37)	$0.25	$0.25	$0.27
Loss per common share from discontinued operations	—	(0.01)	—	—

(Loss) earnings per share	$(4.37)	$0.24	$0.25	$0.27

(Loss) earnings per share, diluted:
(Loss) earnings per common share from continuing operations	$(4.37)	$0.25	$0.25	$0.27
Loss per common share from discontinued operations	—	(0.01)	—	—

(Loss) earnings per share	$(4.37)	$0.24	$0.25	$0.27

Weighted-average common shares outstanding, basic	36,943	36,927	36,904	36,881

Weighted-average common shares outstanding, diluted	36,943	36,950	36,928	36,911

2008
Revenue	$189,781	$182,474	$180,348	$180,727
Total expense	166,540	163,468	158,547	158,750
Other expenses, net of other income	(8,264)	(8,524)	(8,234)	(8,826)

Income from continuing operations before provision for income taxes	14,977	10,482	13,567	13,151
Provision for income taxes	5,642	1,909	5,363	5,167

Net income	9,335	8,573	8,204	7,984
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$9,335	$8,573	$8,204	$7,984

Earnings per share, basic:
Earnings per common share from continuing operations	$0.26	$0.23	$0.22	$0.22
Loss per common share from discontinued operations	—	—	—	—

Earnings per share	$0.26	$0.23	$0.22	$0.22

Earnings per share, diluted:
Earnings per common share from continuing operations	$0.25	$0.23	$0.22	$0.22
Loss per common share from discontinued operations	—	—	—	—

Earnings per share	$0.25	$0.23	$0.22	$0.22

Weighted-average common shares outstanding, basic	36,606	36,578	36,558	36,551

Weighted-average common shares outstanding, diluted	36,893	36,909	36,871	36,881

Earnings per basic and diluted share are computed independently for each of the quarters presented based upon basic and diluted shares outstanding per quarter and therefore may not sum to the totals for the year.

(a)	2. Financial Statement Schedule:

SKILLED HEALTHCARE GROUP, INC.

SCHEDULE II—VALUATION ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Transfers to Notes Receivable	Balance at End of Period
Accounts receivable allowances
Year Ended December 31, 2009	$26,593	$11,039	$(15,721)	$(593)	$21,318
Year Ended December 31, 2008	$16,890	$15,171	$(5,468)	$—	$26,593
Year Ended December 31, 2007	$12,044	$9,134	$(4,288)	$—	$16,890

Notes receivable allowances
Year Ended December 31, 2009	$—	$—	$—	$593	$593
Year Ended December 31, 2008	$—	$—	$—	$—	$—
Year Ended December 31, 2007	$—	$—	$—	$—	$—

(1)	Uncollectible accounts written off, net of recoveries

S-1