Form 10-Q
period 2010-03-31
Skilled Healthcare Group, Inc.
filed 2010-05-04
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 30, 2010.

Class A common stock, $0.001 par value – 20,758,007 shares

Class B common stock, $0.001 par value – 17,000,668 shares

Skilled Healthcare Group, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Skilled Healthcare Group, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,107	$3,528
Accounts receivable, less allowance for doubtful accounts of $19,541 and $21,318 at March 31, 2010 and December 31, 2009, respectively	98,188	96,610
Deferred income taxes	14,673	15,003
Prepaid expenses	9,003	8,159
Other current assets	7,468	8,303

Total current assets	131,439	131,603
Property and equipment, less accumulated depreciation of $64,564 and $59,448 at March 31, 2010 and December 31, 2009, respectively	377,793	373,211
Other assets:
Notes receivable	7,247	8,060
Deferred financing costs, net	12,004	13,425
Goodwill	279,362	279,362
Intangible assets, less accumulated amortization of $15,241 and $14,413 at March 31, 2010 and December 31, 2009, respectively	25,484	26,297
Other assets	25,691	24,284

Total other assets	349,788	351,428

Total assets	$859,020	$856,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$53,809	$49,355
Employee compensation and benefits	28,987	29,753
Current portion of long-term debt and capital leases	8,931	7,823

Total current liabilities	91,727	86,931
Long-term liabilities:
Insurance liability risks	26,283	27,407
Deferred income taxes	3,188	3,200
Other long-term liabilities	12,478	12,426
Long-term debt and capital leases, less current portion	441,014	450,856

Total liabilities	574,690	580,820
Stockholders’ equity:
Class A common stock, 175,000 shares authorized, $0.001 par value per share; 20,758 and 20,334 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	21	20
Class B common stock, 30,000 shares authorized, $0.001 par value per share; 17,001 and 17,001 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	17	17
Additional paid-in-capital	365,416	365,126
Accumulated deficit	(80,900)	(89,781)
Accumulated other comprehensive (loss) income	(224)	40

Total stockholders’ equity	284,330	275,422

Total liabilities and stockholders’ equity	$859,020	$856,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue	$189,319	$188,074
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	151,705	148,777
Rent cost of revenue	4,581	4,515
General and administrative	6,351	6,240
Depreciation and amortization	5,944	5,477

	168,581	165,009

Other income (expenses):
Interest expense	(7,284)	(8,090)
Interest income	228	191
Other expense	(4)	(60)
Equity in earnings of joint venture	797	733

Total other expenses, net	(6,263)	(7,226)

Income from continuing operations before provision for income taxes	14,475	15,839
Provision for income taxes	5,594	5,784

Income from continuing operations	8,881	10,055
Loss from discontinued operations, net of tax	—	(52)

Net income	$8,881	$10,003

Earnings per share, basic:
Earnings per common share from continuing operations	$0.24	$0.27
Loss per common share from discontinued operations	—	—

Earnings per share	$0.24	$0.27

Earnings per share, diluted:
Earnings per common share from continuing operations	$0.24	$0.27
Loss per common share from discontinued operations	—	—

Earnings per share	$0.24	$0.27

Weighted-average common shares outstanding, basic	36,962	36,881

Weighted-average common shares outstanding, diluted	37,037	36,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net income from continuing operations	$8,881	$10,055
Net loss from discontinued operations	—	(52)

Net income	8,881	10,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,944	5,477
Provision for doubtful accounts	2,595	3,207
Non-cash stock-based compensation	360	520
Loss on disposal of asset	—	60
Amortization of deferred financing costs	1,421	794
Tax benefit from reversal of accrual for uncertain tax positions	—	307
Deferred income taxes	484	(658)
Amortization of discount on senior subordinated notes	27	27
Changes in operating assets and liabilities:
Accounts receivable	(4,035)	(11,098)
Payments on notes receivable	943	336
Other current and non-current assets	(597)	3,960
Accounts payable and accrued liabilities	2,799	(5,794)
Employee compensation and benefits	(879)	694
Insurance liability risks	143	667
Other long-term liabilities	52	(254)

Net cash provided by operating activities	18,138	8,248

Cash Flows from Investing Activities
Additions to property and equipment	(9,698)	(10,428)
Change in other assets	—	(1,604)

Net cash used in investing activities	(9,698)	(12,032)

Cash Flows from Financing Activities
Borrowings under line of credit	48,000	21,000
Repayments under line of credit	(55,000)	(9,000)
Repayments of long-term debt and capital leases	(2,861)	(2,862)

Net cash (used in) provided by financing activities	(9,861)	9,138

Cash flows from discontinued operations	—	52

(Decrease) increase in cash and cash equivalents	(1,421)	5,406
Cash and cash equivalents at beginning of period	3,528	2,047

Cash and cash equivalents at end of period	$2,107	$7,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended March 31,
	2010	2009
Supplemental cash flow information
Cash paid for:
Interest expense, net of capitalized interest	$9,802	$11,691
Income taxes, net	$15	$572
Non-cash activities:
Conversion of accounts receivable into notes receivable, net	$—	$5,307
Insurance premium financed	$1,100	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business

Current Business

Skilled Healthcare Group, Inc. (“Skilled”) is a holding company that owns subsidiaries that operate long-term care facilities and provide a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated wholly owned companies are collectively referred to as the “Company.” As of March 31, 2010, the Company operated facilities in California, Iowa, Kansas, Missouri, Nevada, New Mexico and Texas, including 78 skilled nursing facilities (“SNFs”), which offer sub-acute care and rehabilitative and specialty healthcare skilled nursing care, and 22 assisted living facilities (“ALFs”), which provide room and board and social services. In addition, the Company provides a variety of ancillary services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, as of March 31, 2010, the Company provided hospice care in the California and New Mexico markets. The Company also has an administrative service company that provides a full complement of administrative and consultative services that allows its facility operators and those unrelated facility operators, with whom the Company contracts, to better focus on delivery of healthcare services. The Company has one such agreement with an unrelated facility operator. The Company is also a member in a joint venture located in Texas that provides institutional pharmacy services, which currently serves eight of the Company’s SNFs and other facilities unaffiliated with the Company.

On May 1, 2010, the Company acquired several hospice and home health care companies, as described in greater detail in Note 14 — “Subsequent Events.” Any financial information regarding the Company’s hospice business in this Quarterly Report on Form 10-Q is presented as of March 31, 2010.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 (collectively, the “Interim Financial Statements”), are unaudited. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009, which are included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). Management believes that the Interim Financial Statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position and results of operations and cash flows in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

The accompanying Interim Financial Statements include the accounts of the Company and the Company’s wholly owned companies. All significant intercompany transactions have been eliminated in consolidation.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Estimates and Assumptions

The preparation of the Interim Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to consolidate subsidiary financial information and make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Interim Financial Statements relate to revenue, allowance for doubtful accounts, the self-insured portion of general and professional liability and workers’ compensation claims and income taxes. Actual results could differ from those estimates.

Information regarding the Company’s significant accounting policies is contained in “Summary of Significant Accounting Policies” in Note 2 in the Company’s 2009 Annual Report on Form 10-K filed with the SEC.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation, including payments on notes receivable in the statement on cash flows and total assets by segment. Payments on notes receivable of $0.3 million for the three months ended March 31, 2009 were reclassified from investing activity to operating activity in the statement of cash flows and other long term liabilities of $0.3 million for the three months ended March 31, 2009 were reclassified to tax benefit from reversal of accrual for uncertain tax positions within operating activities in the statement of cash flows. Certain reimbursable room and board costs within the Company’s hospice reporting unit were reclassified from revenue to cost of service in the amount of $1.1 million for the three months ended March 31, 2009 because they are more appropriately deemed to be pass-through costs.

Revenue and Accounts Receivable

Revenue and accounts receivable are recorded on an accrual basis as services are performed at their estimated net realizable value.

As of March 31, 2010, notes receivable were approximately $11.5 million, of which $4.2 million was reflected as current assets, with the remaining balances reflected as long-term assets. Interest rates on these notes approximate market rates as of the date the notes were delivered.

As of March 31, 2010, three Hallmark Rehabilitation business customers had outstanding notes receivable of $10.2 million, or 87% of the total notes receivable balance. These notes receivable as well as the trade receivables from these customers are guaranteed by the assets of the customers as well as personally guaranteed by the principal owners of the customers. As of March 31, 2010, these three customers represented 84% of the net accounts receivable for the Company’s rehabilitation therapy services company. For the three months ended March 31, 2010, these three customers represented approximately 63% of the rehabilitation therapy services company external revenue. The remaining notes receivable of $1.3 million, or 13% of the notes receivable balance, are primarily past due accounts converted from accounts receivable to notes receivable.

The notes receivable allowance for uncollectibility as of March 31, 2010 is $0.7 million.

Goodwill and Intangible Assets

Goodwill is accounted for under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” and represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. In accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other,” goodwill is subject to periodic testing for

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

impairment. Goodwill of a reporting unit is tested for impairment on an annual basis, or, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount, between annual testing. The Company did not record any impairment charges for the three months ended March 31, 2010 and 2009.

Interests in joint ventures

Joint ventures are entities over which the Company has significant influence but not control, generally achieved by a shareholding of 50% of the voting rights. The equity method is used to account for investments in joint ventures and investments are initially recognized at cost.

Recent Accounting Pronouncements

In January 2010, the FASB issued updated authoritative guidance related to fair value measurements which requires certain new disclosures including the following: 1) amounts transferred in and out of Level 1 and Level 2 fair value measurements and the reasons for those transfers, which is effective for interim and annual periods beginning after December 15, 2009; and 2) activities in Level 3 fair value measurements including purchases, sales, issuances and settlements, which is effective for annual periods beginning after December 15, 2010. In the three months ended March 31, 2010, the Company adopted accounting guidance requiring additional disclosure of the fair value of financial instruments for interim and annual reporting periods. The adoption did not have a material impact on the condensed consolidated financial statements. See Note 10, Fair Value Measurements.

In February 2010, the FASB issued updated guidance related to subsequent events. As a result of this updated guidance, SEC filers must still evaluate subsequent events through the issuance date of their financial statements, however, they are not required to disclose that date in their financial statement disclosures. This amended guidance became effective upon its issuance on February 24, 2010. The Company adopted this updated guidance effective as of that date and all subsequent event references in its SEC filings will reflect these amended disclosure requirements starting with this Quarterly Report on Form 10-Q. The adoption did not have a material impact on the condensed consolidated financial statements.

3. Restatement

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

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The condensed consolidated financial statements and related financial information for the three months ended March 31, 2009 included in this Form 10-Q should be read only in conjunction with the information contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008, the Company’s Quarterly Report on Form 10-Q/A for the three months ended March 31, 2009, and the Company’s subsequent Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2009, respectively, and Annual Report on Form 10-K for the year ended December 31, 2009.

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

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth the computation of basic and diluted earnings per share of class A common stock and class B common stock for the three months ended March 31, 2010 and 2009 (amounts in thousands, except per share data):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Class A	Class B	Total	Class A	Class B	Total
Earnings per share, basic
Numerator:
Allocation of net income from continuing operations	$4,796	$4,085	$8,881	$5,415	$4,640	$10,055
Allocation of loss from discontinued operations	—	—	—	(28)	(24)	(52)

Allocation of net income	$4,796	$4,085	$8,881	$5,387	$4,616	$10,003

Earnings per share, diluted
Numerator:
Allocation of net income from continuing operations	$4,804	$4,077	$8,881	$5,417	$4,638	$10,055
Allocation of loss from discontinued operations	—	—	—	(28)	(24)	(52)

Allocation of net income	$4,804	$4,077	$8,881	$5,389	$4,614	$10,003

Denominator for basic and diluted earnings per share:
Weighted-average common shares outstanding, basic	19,961	17,001	36,962	19,861	17,020	36,881

Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	75	—	75	24	6	30

Adjusted weighted-average common shares outstanding, diluted	20,036	17,001	37,037	19,885	17,026	36,911

Earnings per share, basic:
Earnings per common share from continuing operations	$0.24	$0.24	$0.24	$0.27	$0.27	$0.27
Loss per common share from discontinued operations	—	—	—	—	—	—

Earnings per share	$0.24	$0.24	$0.24	$0.27	$0.27	$0.27
Earnings per share, diluted:
Earnings per common share from continuing operations	$0.24	$0.24	$0.24	$0.27	$0.27	$0.27
Loss per common share from discontinued operations	—	—	—	—	—	—

Earnings per share	$0.24	$0.24	$0.24	$0.27	$0.27	$0.27

The following were excluded from the weighted-average diluted shares computation for the three months ended March 31, 2010 and 2009, as their inclusion would have been anti-dilutive (shares in thousands):

	Three Months Ended March 31,
	2010	2009
Options to purchase common shares	793	401
Non-vested common shares	7	83

Total excluded	800	484

5. Business Segments

The Company has two reportable operating segments — Long Term Care (“LTC”), which includes the operation of SNFs and ALFs and is the most significant portion of the Company’s business, and ancillary services, which includes the Company’s rehabilitation therapy and hospice businesses. The “other” category includes general and administrative items. The Company’s reporting segments are business units that offer different services, and that are managed differently due to the nature of the services provided or the products sold.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At March 31, 2010, LTC services are provided by 78 wholly owned SNF operating companies that offer post-acute, rehabilitative and specialty skilled nursing care, as well as 22 wholly owned ALF operating companies that provide room and board and social services. Ancillary services include rehabilitative services such as physical, occupational and speech therapy provided in the Company’s facilities and in unaffiliated facilities by its wholly owned operating company, Hallmark Rehabilitation GP, LLC. Also included in the ancillary services segment is the Company’s hospice business that began providing care to patients in October 2004.

The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. Accordingly, earnings before net interest, tax, depreciation and amortization (“EBITDA”) is used as the primary measure of each segment’s operating results because it does not include such costs as interest expense, income taxes, depreciation and amortization which may vary from segment to segment depending upon various factors, including the method used to finance the original purchase of a segment or the tax law of the states in which a segment operates. By excluding these items, the Company is better able to evaluate operating performance of the segment by focusing on more controllable measures. General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss, and are included in the “other” category in the selected segment financial data that follows. The accounting policies of the reporting segments are the same as those described in the accounting policies (see Note 2 above) included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC. Intersegment sales and transfers are recorded at cost plus standard mark-up; intersegment transactions have been eliminated in consolidation.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth selected financial data consolidated by business segment (dollars in thousands):

	Long-term Care Services	Ancillary Services	Other	Elimination	Total
Three months ended March 31, 2010
Revenue from external customers	$169,226	$20,093	$—	$—	$189,319
Intersegment revenue	363	16,785	—	(17,148)	—

Total revenue	$169,589	$36,878	$—	$(17,148)	$189,319

Operating income (loss)	$22,292	$5,093	$(6,647)	$—	$20,738
Interest expense, net of interest income					(7,056)
Other expense					(4)
Equity in earnings of joint venture					797

Income before provision for income taxes					$14,475

Segment capital expenditures	$9,661	$32	$5	$—	$9,698

EBITDA(1)	$27,811	$5,402	$(5,738)	$—	$27,475

Three months ended March 31, 2009
Revenue from external customers	$165,536	$22,538	$—	$—	$188,074
Intersegment revenue	890	17,066	—	(17,956)	—

Total revenue	$166,426	$39,604	$—	$(17,956)	$188,074

Operating income (loss)	$23,548	$6,092	$(6,575)	$—	$23,065
Interest expense, net of interest income					(7,899)
Other expense					(60)
Equity in earnings of joint venture					733

Income before provision for income taxes					$15,839

Segment capital expenditures	$10,103	$138	$187	$—	$10,428

EBITDA(1)	$28,506	$6,253	$(5,596)	$—	$29,163

(1)	EBITDA is defined as net income before depreciation, amortization and interest expense (net of interest income) and the provision for income taxes. See reconciliation of net income to EBITDA and a discussion of its uses and limitations in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this quarterly report.

The following table presents the segment assets as of March 31, 2010 compared to December 31, 2009 (dollars in thousands):

	Long-term Care Services	Ancillary Services	Other	Total
March 31, 2010:
Segment total assets	$721,907	$91,162	$45,951	$859,020
Goodwill and intangibles included in total assets	$253,723	$51,123	$—	$304,846
December 31, 2009:
Segment total assets	$715,588	$91,958	$48,696	$856,242
Goodwill and intangibles included in total assets	$254,536	$51,123	$—	$305,659

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Income Taxes

For the three months ended March 31, 2010 and 2009, the Company recognized income tax expense of $5.6 million and $5.8 million, respectively, which was primarily related to the Company’s effective tax rate applied to the Company’s income from continuing operations before provision for income taxes. The effective rate for the three months ended March 31, 2010 approximated the Company’s statutory rate while the effective rate for the three months ended March 31, 2009 was below the Company’s statutory rate primarily as a result of reductions of $0.4 million in its accrual for unrecognized tax benefits due to expirations of statutes of limitations.

For the three months ended March 31, 2010, total unrecognized tax benefits, including penalties and interest, did not change significantly. As of March 31, 2010, it is reasonably possible that unrecognized tax benefits could decrease by $0.1 million, all of which would affect the Company’s effective tax rate, due to additional statute expirations within the 12-month rolling period ending March 31, 2011.

The Company is subject to taxation in the United States and in various state jurisdictions. The Company’s tax years 2006 and forward are subject to examination by the United States Internal Revenue Service and from 2005 forward by the Company’s material state jurisdictions.

7. Other Current Assets and Other Assets

Other current assets consist of the following as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010	December 31, 2009
Current portion of notes receivable, net	$3,495	$3,762
Supplies inventory	2,788	2,788
Income tax refund receivable	1,022	1,597
Other current assets	163	156

	$7,468	$8,303

Other assets consist of the following at March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010	December 31, 2009
Equity investment in joint ventures	$5,473	$5,041
Restricted cash	15,628	14,610
Deposits and other assets	4,590	4,633

	$25,691	$24,284

8. Other Long-Term Liabilities

Other long-term liabilities consist of the following at March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010	December 31, 2009
Deferred rent	$6,835	$6,855
Other long-term tax liability	85	85
Asbestos abatement liability	5,558	5,486

	$12,478	$12,426

For more information regarding other long-term tax liability, see Note 6 — “Income Taxes” in the unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. Commitments and Contingencies

Litigation

On July 24, 2009, a purported class action complaint captioned Shepardson v. Skilled Healthcare Group, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company, its Chairman and Chief Executive Officer, its current Chief Financial Officer, its former Chief Financial Officer, and investment banks that underwrote the Company’s initial public offering, on behalf of two classes of purchasers of its securities. On November 10, 2009, the District Court appointed lead plaintiffs and co-lead counsel, re-captioned the action In re Skilled Healthcare Group, Inc. Securities Litigation, and ordered that lead plaintiffs file an amended class action complaint. On January 12, 2010, lead plaintiffs filed an amended class action complaint against the Company, its Chairman and Chief Executive Officer, its Chief Operating Officer and President, its current Chief Financial Officer, its former Chief Financial Officer, its largest stockholder and related entities, and a director affiliated with that stockholder. One purported class consists of all persons other than defendants who purchased the Company’s Class A common stock pursuant or traceable to its initial public offering. The second purported class consists of all persons other than defendants who purchased the Company’s Class A common stock from May 14, 2007 through June 9, 2009. The complaint, which seeks unspecified compensatory damages (including legal fees and costs), asserts claims under the federal securities laws relating to the Company’s June 9, 2009 announcement that it would restate its financial statements for the period from January 1, 2006 to March 31, 2009, and that the restatement was likely to require cumulative charges against after-tax earnings in the aggregate amount of between $8.0 million and $9.0 million over the affected periods. The complaint also alleges that the Company’s registration statement and prospectus, financial statements, and public statements about its results of operations contained material false and misleading statements. Defendants moved to dismiss the amended class action complaint on March 15, 2010. The motion to dismiss is scheduled to be heard by the District Court on June 21, 2010.

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

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In response to the complaint, the Company filed a demurrer. On November 28, 2006, the Humboldt Court denied the demurrer. On January 31, 2008, the Humboldt Court denied the Company’s motion for a protective order as to the names and addresses of residents within the facility and on April 7, 2008, the Humboldt Court granted Plaintiffs’ motion to compel electronic discovery by the Company. On May 27, 2008, Plaintiffs’ motion for class certification was heard, and the Humboldt Court entered its order granting plaintiffs’ motion for class certification on June 19, 2008. The Company subsequently petitioned the California Court of Appeal, First Appellate District, for a writ and reversal of the order granting class certification. The Court of Appeal denied the Company’s writ on November 6, 2008 and the Company accordingly filed a petition for review with the California Supreme Court. On January 21, 2009, the California Supreme Court denied the Company’s petition for review. The order granting class certification accordingly remains in place, and the action is proceeding as a class action. Primary professional liability insurance coverage has been exhausted for the policy year applicable to this case. The excess insurance carrier issuing the policy applicable to this case has issued its reservation of rights to preserve an assertion of non-coverage for this case due to the lack of any allegation of injury or harm to the plaintiffs. Trial in this matter commenced November 30, 2009 and is ongoing. The Company filed several distinct motions for summary judgment and summary adjudication all of which were denied by the trial court. The Company subsequently petitioned the California Court of Appeal, First Appellate District, for a writ and reversal of the order denying one of the motions for summary adjudication addressing the purported duty to provide 3.2 nursing hours per patient day and all causes of action in Plaintiffs’ complaint premised on Health and Safety Code Section 1276.5. The Court of Appeal denied the Company’s writ on February 23, 2010 and the Company accordingly filed a petition for review with the California Supreme Court. On April 14, 2010, the California Supreme Court denied the Company’s petition for review. Plaintiffs have now completed their case in chief for the first phase of the trial and the Company has invited its excess carrier to reconsider its coverage position in light of some of the plaintiffs’ representations made during the trial. At the conclusion of Plaintiffs’ case in chief for the first phase of the trial, the Company believed that Plaintiffs failed to establish sufficient facts to support their claims. As a result, the Company filed motions for judgment of nonsuit on Plaintiffs’ causes of action pursuant to Health & Safety Code §1430(b); Business & Professions Code §§17200 et seq., 17500 et. seq., and violation of the Consumers Legal Remedies Act (Civ. Code §1750 et seq.,). On April 16, 2010 the trial court denied the Company’s motions for nonsuit. The Company has begun to present evidence in support of its defense and continues to zealously defend against plaintiffs’ claims, but cannot predict the outcome of the claims nor estimate the amount of damages that could be assessed in the event of an adverse outcome, which damages could have a material negative effect on the Company’s financial position, results of operations, or cash flows.

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

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Workers’ Compensation. The Company has maintained workers’ compensation insurance as statutorily required. Most of its commercial workers’ compensation insurance purchased is loss sensitive in nature, except as noted below. As a result, the Company is responsible for adverse loss development. Additionally, the Company self-insures the first unaggregated $1.0 million per workers’ compensation claim for all California, New Mexico and Nevada businesses. The Company has elected not to carry workers’ compensation insurance in Texas and it may be liable for negligence claims that are asserted against it by its Texas-based employees. The Company has purchased guaranteed cost policies for Kansas, Missouri and Iowa. There are no deductibles associated with these programs. The Company recognizes a liability in its consolidated financial statements for its estimated self-insured workers’ compensation risks. Historically, estimated liabilities have been sufficient to cover actual claims.

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

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Effective September 1, 2008, the Company also had an excess liability policy with a $14.0 million per loss limit and an $18.0 million annual aggregate limit for losses arising from claims in excess of $1.1 million for the California skilled nursing facilities and in excess of $1.0 million for all other businesses. The policy is renewable for up to three years. The Company retains an unaggregated self-insured retention of $1.0 million per claim for all Texas, New Mexico and Nevada businesses, its California businesses other than skilled nursing facility companies, and its Davenport, Iowa facility. Effective January 1, 2010 all of the facilities located in Kansas, Missouri and Iowa were added to this excess policy with the same unaggregated self-insured retention of $1.0 million per claim for all of these facilities.

Employee Medical Insurance. Medical preferred provider option programs are offered as a component of the Company’s employee benefits. The Company retains a self-insured amount up to a contractual stop loss amount of $0.3 million.

A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

	As of March 31, 2010							As of December 31, 2009
	General and Professional Liability		Employee Medical		Workers’ Compensation		Total	General and Professional Liability		Employee Medical		Workers’ Compensation		Total
Current	$8,114	(1)	$1,870	(2)	$4,225	(2)	$14,209	$6,960	(1)	$1,784	(2)	$4,198	(2)	$12,942
Non-current	14,446		—		11,837		26,283	16,660		—		10,747		27,407

	$22,560		$1,870		$16,062		$40,492	$23,620		$1,784		$14,945		$40,349

(1)	Included in accounts payable and accrued liabilities.
(2)	Included in employee compensation and benefits.

Financial Guarantees

Substantially all of the Company’s wholly owned companies guarantee the 11.0% senior subordinated notes maturing on January 15, 2014, the Company’s first lien senior secured term loan and the Company’s revolving credit facility. These guarantees are full and unconditional and joint and several. Other companies of the Company that are not guarantors are considered minor.

10. Stockholders’ Equity

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of two components, net income and other comprehensive (loss) income. Other comprehensive (loss) income refers to revenue, expenses, gains, and losses that, under U.S. GAAP, are recorded as an element of stockholders’ equity but are excluded from net income. Currently, the Company’s other comprehensive income consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. Other comprehensive (loss) income net of tax was $(0.3) million and $0.3 million for the three months as of March 31, 2010, and 2009 respectively.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2007 Stock Incentive Plan

The fair value of the stock option grants for the three months ended March 31, 2010 and 2009 under FASB ASC Topic 718, “Compensation – Stock Compensation,” was estimated on the date of the grants using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	2.71%	2.59%
Expected life	6.25 years	6.25 years
Dividend yield	0%	0%
Volatility	45.00%	53.90%
Weighted-average fair value	$2.80	$5.41

There were 444,127 and 238,253 new stock options granted in the three months ended March 31, 2010 and 2009, respectively.

There were no options exercised during the three months ended March 31, 2010. As of March 31, 2010, there was $2.3 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 3.3 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

The following table summarizes stock option activity during the three months ended March 31, 2010 under the 2007 Stock Incentive Plan:

	Number of Shares	Weighted - Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	576,549	$12.07
Granted	444,127	$5.91
Exercised	—	$—
Forfeited or cancelled	(93,000)	$10.46

Outstanding at March 31, 2010	927,676	$9.28	8.97	$115

Fully vested and expected to vest at March 31, 2010 (assuming a 5% forfeiture rate)	857,201	$9.44	8.93	$102

Exercisable at March 31, 2010	210,888	$13.29	7.84	$—

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.

Compensation related to stock option grants and stock awards included in general and administrative expenses was $0.4 million and $0.3 million in the three months ended March 31, 2010 and 2009, respectively. There was no amount included in cost of service for the three months ended March 31, 2010 compared to $0.2 million in the three months ended March 31, 2009.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. Fair Value Measurements

Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table summarizes the valuation of the Company’s interest rate swaps as of March 31, 2010 by the FASB ASC Topic 820, “Fair Value Measurement and Disclosures,” fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$(365)	$—	$(365)

In December 2009, the Company entered into two interest rate swaps with an aggregate notional amount of $245.0 million and a weighted-average interest rate of 2.6%. The Company terminated the foregoing interest rate swap agreements in conjunction with the closing of the refinancing described in Note 12, but continued to assess its exposure to interest rate risk as of March 31, 2010.

The change in fair value of interest rate swap agreements designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income.

12. Debt

The Company’s long-term debt is summarized as follows (dollars in thousands):

	As of March 31, 2010	As of December 31, 2009
Revolving Credit Facility, base interest rate, comprised of prime plus 1.75% (5.00% at March 31, 2010) collateralized by substantially all assets of the Company, due 2012	$4,000	$11,000
Revolving Credit Facility, interest rate based on LIBOR plus 2.75% (3.00% at March 31, 2010) collateralized by substantially all assets of the Company, due 2012	61,000	61,000
Term Loan, interest rate based on LIBOR plus 2.00% (2.25% at March 31, 2010) collateralized by substantially all assets of the Company, due 2012	2,650	3,300
Term Loan, interest rate swapped at 2.59% through December 31, 2010, collateralized by substantially all assets of the Company, due 2012	100,000	100,000

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of March 31, 2010	As of December 31, 2009
Term Loan, interest rate swapped at 2.58% through December 31, 2010, collateralized by substantially all assets of the Company, due 2012	145,000	145,000
2014 Notes, interest rate 11.0%, with an original issue discount of $411 and $438 at March 31, 2010 and December 31, 2009, respectively, interest payable semiannually, principal due 2014, unsecured	129,589	129,562
Notes payable, fixed interest rate 6.5%, payable in monthly installments, collateralized by a first priority deed of trust, due December 2018	1,511	1,544
Insurance premium financing	3,997	5,071
Present value of capital lease obligations at effective interest rates, collateralized by property and equipment	2,198	2,202

Total long-term debt and capital leases	449,945	458,679
Less amounts due within one year	(8,931)	(7,823)

Long-term debt and capital leases, net of current portion	$441,014	$450,856

On April 9, 2010, the Company entered into an up to $360 million term loan and a $100 million revolving credit facility (the “Restated Credit Agreement”) that amended and restated the senior secured term loan and revolving credit facility that were set to mature in June 2012. The new revolving credit facility was undrawn at closing.

The term loan requires principal payments of 0.25% of the original principal amount issued on the last business day of each of March, June, September and December, commencing on June 30, 2010, with the balance due April 9, 2016. Amounts borrowed under the term loan may be prepaid at any time without penalty except for LIBOR breakage costs. Commitments under the revolving loan terminate on April 9, 2015. However, if any of the 2014 Notes remain outstanding on October 14, 2013, then the maturity date of the term loan and revolving loan will be October 14, 2013. Amounts borrowed pursuant to the Restated Credit Agreement are secured by substantially all of the Company’s assets.

Under the Restated Credit Agreement, the Company must maintain compliance with specified financial covenants measured on a quarterly basis. The Restated Credit Agreement also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the Restated Credit Agreement, subject to certain exceptions and minimum thresholds, the Company is required to apply all of the proceeds from any issuance of debt, as much as half of the proceeds from any issuance of equity, half of our annual Consolidated Excess Cash Flow, as defined in the Restated Credit Agreement, and amounts received in connection with any sale of the Company’s assets to repay the outstanding amounts under the Restated Credit Agreement.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Loans outstanding under the Restated Credit Agreement bear interest, at the Company’s election, either at the prime rate plus an initial margin of 2.75% or the London Interbank Offered Rate (“LIBOR”) plus an initial margin of 3.75%. Under the terms of the Restated Credit Agreement there is a LIBOR floor of 1.50%. The Company has a 0.5% commitment fee on the unused portion of the revolving line of credit. The Company has the right to increase its borrowings under the term loan and/or the revolving loan up to an aggregate amount of $150 million provided that the Company is in compliance with the Restated Credit Agreement, that the additional debt would not cause any covenant violation of the Restated Credit Agreement, and that existing or new lenders within the Restated Credit Agreement or new lenders agree to increase their commitments. To reduce the risk related to interest rate fluctuations, the Restated Credit Agreement requires the Company to enter into an interest rate swap, cap or similar agreement to effectively fix or cap the interest rate on 40% of its funded long-term debt. The agreement must be consummated by July 8, 2010 with an appropriately creditworthy counterparty and must have a term of at least three years.

In addition, the Company will be expensing certain new and existing deferred financing in the amount of $6.6 million. In conjunction with the closing of the refinancing, the Company terminated its existing swap agreements as they were incompatible with the new financing due to the existence of the LIBOR floor. The termination of the swap agreements cost $0.4 million.

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

The Company continues to operate its hospice businesses in Foothill Ranch, California and New Mexico.

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net operating revenues	$—	$261
Loss from discontinued operations before income tax	—	(85)
Tax benefit	—	33

Loss from discontinued operations	$—	$(52)

14. Subsequent Events

For a detailed discussion of the Company’s subsequent event related to the refinancing of debt, see Note 12— “Debt”.

On May 1, 2010, the Company acquired substantially all of the assets of five Medicare-certified hospice companies and three Medicare-certified home health companies located in Arizona, Idaho, Montana and Nevada. The total consideration payable by the Company in connection with acquisition

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

transactions is approximately $62 million, consisting of approximately $43 million in cash, with the remainder in the form of certain deferred and/or contingent payments payable over a three to five year period. The cash portion of the purchase price will be funded by a $30 million delayed draw to the Company’s refinanced term loan bringing the term loan balance to $360 million with the remainder of the purchase price funded from our revolving credit facility

In addition, as part of the transactions, the Company entered into a fee-based management agreement with a related home health company, and received an option to acquire substantially all of the assets of that company for approximately $3 million, consisting of approximately $2.1 million in cash if the Company exercises the option, and the remainder in the form of certain deferred and/or contingent payments payable over a three to five year period from such closing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not indicate future performance. Our forward-looking statements, which reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our,” and “us” refer to Skilled Healthcare Group, Inc. and its wholly owned companies. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this report.

Business Overview

We are a holding company that owns subsidiaries that operate skilled nursing facilities, assisted living facilities, hospices, and a rehabilitation therapy business. We have an administrative service company that provides a full complement of administrative and consultative services that allows our facility operators and third-party facility operators with whom we contract to better focus on delivery of healthcare services. We have one such service agreement with an unrelated facility operator. These subsidiaries focus on providing high-quality care to our patients and have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of March 31, 2010, we owned or leased 78 skilled nursing facilities and 22 assisted living facilities, together comprising 10,954 licensed beds. Our facilities, approximately 74.0% of which we own, are located in California, Texas, Iowa, Kansas, Missouri, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. For the three months ended March 31, 2010, we generated approximately 86.2% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, and hospice care.

On May 1, 2010, we acquired several hospice and home health care companies, as described in greater detail in Item 5, Other Information, of Part II. Unless otherwise stated, any financial information regarding our hospice business in this Quarterly Report on Form 10-Q is presented as of March 31, 2010.

Restatement

On June 29, 2009, we restated our financial statements for the annual periods in fiscal years 2006 through 2008 and the quarterly periods in fiscal years 2007 and 2008 in our amended Annual Report on Form 10-K/A for the year ended December 31, 2008 and for the first quarter of 2009 in our amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009. For more information regarding the restatement, see Note 3 - “Restatement” in Part I, Item 1 of this Quarterly Report.

Throughout the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, all referenced amounts for prior periods and prior period comparisons reflect the affected balances and amounts on a restated basis.

Revenue

Revenue by Service Offering

We operate our business in two reportable segments: long-term care services and ancillary services. Long-term care services includes the operation of skilled nursing and assisted living facilities as well as an administrative service company that provides a full complement of administrative and consultative services that allows its facility operators and those unrelated facility operators, with whom we contract, to better focus on delivery of healthcare services. Long-term care services is the most significant portion of our business. Ancillary services include our integrated and third-party rehabilitation therapy and hospice businesses.

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

The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease)
	2010		2009
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$163,079	86.2%	$159,410	84.8%	$3,669	2.3%
Assisted living facilities	6,147	3.2	6,126	3.3	21	0.3

Total long-term care services	169,226	89.4	165,536	88.1	3,690	2.2
Ancillary services:
Third-party rehabilitation therapy services	17,007	9.0	18,236	9.6	(1,229)	(6.7)
Hospice	3,086	1.6	4,302	2.3	(1,216)	(28.3)

Total ancillary services	20,093	10.6	22,538	11.9	(2,445)	(10.8)

Total	$189,319	100.0%	$188,074	100.0%	$1,245	0.7%

Sources of Revenue

The following table sets forth revenue consolidated by state and revenue by state as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$82,345	43.5%	$84,288	44.9%
Texas	46,947	24.8	47,378	25.2
New Mexico	20,868	11.0	20,943	11.1
Kansas	14,767	7.8	13,893	7.4
Missouri	14,637	7.7	13,814	7.3
Nevada	7,739	4.1	7,606	4.0
Other, mostly Iowa	2,016	1.1	152	0.1

Total	$189,319	100.0%	$188,074	100.0%

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

The following table sets forth our Medicare, managed care, private pay/other and Medicaid patient days as a percentage of total patient days and the level of skilled mix for our skilled nursing facilities:

	Three Months Ended March 31,
	2010	2009
Medicare	16.1%	17.0%
Managed care	6.9	7.3

Skilled mix	23.0	24.3
Private pay and other	16.5	17.9
Medicaid	60.5	57.8

Total	100.0%	100.0%

Our skilled mix was lower in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to new and re-admissions staying flat coupled by a decrease in overall average length of stay in most payor classes. We attribute the shortened length of stays to various components including the demand and government support in discharging patients home sooner coupled by a challenging economic environment which affects those patients wishing to avoid co-pays and discharge earlier. While admissions remain flat, we continue to face competitive pressures, primarily due to the development of new facilities in Texas near our existing facilities.

Assisted Living Facilities. Within our assisted living facilities, which are mostly in Kansas, we generate our revenue primarily from private pay sources, with a small portion earned from Medicaid or other state specific programs.

Ancillary Service Segment

Rehabilitation Therapy. As of March 31, 2010, we provided rehabilitation therapy services to a total of 164 healthcare facilities, including 68 of our facilities, as compared to 178 facilities, including 66 of our facilities, as of March 31, 2009. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. The net decrease of 14 facilities serviced was comprised of 17 new facilities serviced, net of 31 cancellations. Of the 31 cancellations, 24 facilities were owned by two customers, one of whom was canceled for non-payment. In the three months ended March 31, 2009, facilities owned by these two customers contributed $3.3 million of revenue to rehabilitation therapy services. While margins for these two customers were lower than our other rehabilitation therapy customers on average, there may be a negative impact to rehabilitation therapy revenue in 2010 as a result of these cancellations if we are not successful in replacing these contracts. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party skilled nursing facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered.

Hospice. We provide hospice care in California and New Mexico. We derive substantially all of the revenue from our hospice business from Medicare and Medicaid reimbursement for hospice services. Our objective is to increase the number of patients that each of our hospice programs serves, thus improving our site-level margins and leveraging our overhead.

Federal legislation imposes a Medicare payment cap on hospice service programs, as described in this Item 2 under “Regulatory and Other Governmental Actions Affecting Revenue” below. We are managing the Medicare cap and its impact on our hospice business by actively managing our average length-of-stay on a market-by-market basis. A key component of this strategy is to analyze each hospice program’s mix of patients and referral sources to achieve an optimal balance of the types of patients and referral sources that we serve at each of our programs. We believe this strategy will increase our net patient service revenue by reducing the possibility of experiencing a Medicare cap contractual adjustment. Developing new relationships and thereby adjusting patient mix takes time to implement and will continue to be an ongoing process.

Regulatory and Other Governmental Actions Affecting Revenue

The following table summarizes the amount of revenue that we received from each of the payor classes in the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
Medicare	$65,694	34.8%	$68,623	36.5%
Medicaid	62,725	33.1	57,299	30.5

Subtotal Medicare and Medicaid	128,419	67.9	125,922	67.0
Managed Care	18,237	9.6	18,273	9.7
Private pay and other	42,663	22.5	43,879	23.3

Total	$189,319	100.0%	$188,074	100.0%

We derive a substantial portion of our revenue from government Medicare and Medicaid programs. In addition, our rehabilitation therapy services, for which we receive payment from private payors, is significantly dependent on Medicare and Medicaid funding, as those private payors are often reimbursed by these programs.

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

On August 11, 2009, CMS published its final rule on the fiscal year 2010 per diem payment rates for skilled nursing facilities. Under the final rule, CMS revised and rebased the skilled nursing facility market basket, resulting in a 2.2% market basket increase factor for fiscal year 2010. The fiscal year 2010 market basket adjustment will increase aggregate payments to skilled nursing facilities nationwide by approximately $690.0 million. Additionally, in the final rule, CMS recalibrated the parity adjustment to result in a reduction in payments to skilled nursing facilities by approximately 3.3%, or $1.05 billion. CMS noted that the negative $1.05 billion adjustment described in the final rule will be partially offset by the fiscal year 2010 market basket adjustment factor of 2.2%, or $690.0 million, with a net result of a reduction in payments to skilled nursing facilities of approximately $360.0 million. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“PPACA”), which contained several sweeping changes to America’s health insurance system. Among other reforms contained in the PPACA, many Medicare providers received reductions in their market basket updates. However, unlike for some other Medicare providers, the PPACA makes no reduction to the market basket update for skilled nursing facilities in fiscal years 2010 or 2011. Notwithstanding the absence of a market basket update reduction in fiscal years 2010 or 20111 under the PPACA, the skilled nursing facility market basket update will be subject to a full productivity adjustment beginning in fiscal year 2012. Should subsequent federal legislation or regulatory activities result in the reduction of payments to skilled nursing facilities, the loss of revenue associated with future changes in skilled nursing facility payments could, in the future, have an adverse impact on our financial condition or results of operations.

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

The Deficit Reduction Act of 2005 (“DRA”) required CMS to implement an exceptions process for therapy expenses incurred in 2006. Under this process, a Medicare enrollee (or person acting on behalf of the enrollee) could request an exception from the therapy caps, and the individual could obtain an exception if the provision of services was determined to be medically necessary (CMS established an automatic process to facilitate exceptions). Congress has since extended this exception process several times; most recently, H.R. 4961, the Temporary Extension Act of 2010, extended the outpatient therapy cap exception process through March 31, 2010. The PPACA further extends the outpatient therapy exception process through December 31, 2010. Following the revised expiration date for the therapy cap exception process, it is uncertain whether any further extension of the therapy cap exceptions will be included in any other federal legislation. If subsequent federal legislation fails to extend the therapy cap exceptions, the imposition of therapy caps could lead to reduced revenue to our facilities that bill for the affected therapy services and our rehabilitation company could experience reduced revenue from its third party contracts. Such reductions in revenue could adversely impact our results of operations.

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

Historically, adjustments to reimbursement levels under Medicare have had a significant effect on our revenue. For a discussion of historic adjustments and recent changes to the Medicare program and related reimbursement rates see “Business — Sources of Reimbursement” in Part 1, Item 1 in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission and “Risk Factors — Reductions in Medicare reimbursement rates, including annual caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary, or changes in the rules governing the Medicare program could have a material adverse effect on our revenue, financial condition and results of operations” in Part 1, Item 1A of our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Provider MIC audits began in Florida and South Carolina at the end of fiscal year 2008; audits in other jurisdictions began in fiscal year 2009. As of October 2009, MICs began actively conducting audits in 20 states, including California, Texas, and New Mexico. Statements from CMS regarding the preliminary results of the first 500 MIC audits indicate that nearly 30% of the audits conducted have been of long-term care facilities. Unlike the Medicare Recovery Audit Contractor, or RAC, program, the MIC audits are not subject to a uniform set of federal standards, but rather are governed according to state regulations and procedures relating to Medicaid provider audits and appeals. As such, a great degree of uncertainty surrounds whether and to what extent the results of audits conducted by this new set of audit contractors will result in recoupments of alleged overpayments to our facilities. To the extent the MICs apply different or more stringent standards than other past analogous audit programs, the MIC audits could result in recoupments of alleged overpayments and could have an adverse impact on our results of operations.

In addition, Section 6411 of the PPACA expanded the RAC program, which formerly included only Medicare Part A and Part B claims, to also include Medicare Part C and Part D claims, as well as Medicaid claims. The expansion of the RAC program will take place by December 31, 2010. It is uncertain at this time how the recently-expanded RAC program will interact with the MIC program. To the extent that RAC and MIC jurisdiction overlaps regarding Medicaid claims and results in duplicative attempts to recoup alleged overpayments, such results could have an adverse impact on our results of operations.

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

Hospice Medicare Cap. Various provisions were included in Section 1814 of the Social Security Act, the legislation creating the Medicare hospice benefit, to manage the cost to the Medicare program for hospice. These measures include the patient’s waiver of curative care requirement, the six-month terminal prognosis requirement and the Medicare payment caps. The Medicare hospice benefit includes two fixed annual caps on payment, both of which are assessed on a hospice-specific basis. One cap is an absolute dollar amount; the other limits the number of days of inpatient care. None of our hospice programs exceeded the payment limits on general inpatient care services for the three months ended March 31, 2010 and 2009. The caps are calculated from November 1 through October 31 of each year.

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

Federal Health Care Reform. In addition to the provisions described above affecting Medicare and Medicaid participating providers, the PPACA enacted several reforms with respect to skilled nursing facilities and hospices, including payment measures to realize significant savings of federal and state funds by deterring and prosecuting fraud and abuse in both the Medicare and Medicaid programs. While many of the provisions of the PPACA will not take effect for several years or are subject to further refinement through the promulgation of regulations, some key provisions of the PPACA are effective immediately or within six to twelve months of the PPACA’s enactment date.

•

Enhanced CMPs and Escrow Provisions. Effective March 23, 2010, the PPACA includes expanded civil monetary penalty (“CMP”) provisions applicable to all Medicare and Medicaid providers. Sections 6402 and 6408 of the PPACA provide for the imposition of CMPs of up to $50,000 and, in some cases, treble damages, for actions relating to alleged false statements to the federal government. Section 6111 of the PPACA also includes CMP provisions specific to skilled nursing facilities that in limited circumstances provide for up to a fifty percent (50%) reduction in CMPs where a facility self-reports and promptly corrects an alleged deficiency within ten (10) calendar days. In addition, the new CMP provisions specific to skilled nursing facilities provide that the Secretary of Health and Human Services may provide for the collection and placement of the CMP amount into an escrow account on the earlier of the date informal dispute resolution is completed or ninety (90) days after the imposition of the CMP. If an appeal is successful, the facility would receive a refund of the collected amounts with interest. This CMP escrow provision is a departure from prior policy, which only required remittance of CMP amounts following the final disposition of a CMP dispute. To the extent our facilities are assessed large CMPs that are collected and placed into an escrow account pending lengthy appeals, such actions could adversely affect the results of operations.

•

Nursing Home Transparency Requirements. In addition to expanded CMP provisions, the PPACA imposes substantial new transparency requirements for Medicare-participating nursing facilities. Existing law requires Medicare providers to disclose to CMS: (1) any person or entity that owns directly or indirectly an ownership interest of five percent (5%) or more in a provider; (2) officers and directors (if a corporation) and partners (if a partnership); and (3) holders of a mortgage, deed of trust, note or other obligation secured by the entity or the property of the entity. Section 6101 of the PPACA expands the information required to be disclosed to include: (4) the facility’s organizational structure; (5) additional information on officers, directors, trustees, and “managing employees” of the facility (including their names, titles, and start dates of services); and (6) information on any “additional disclosable party” of the facility. “Managing employee” is defined broadly as an individual (including a general manager, business manager, administrator, director, or consultant) who directly or indirectly manages, advises, or supervises any element of the practices, finances, or operations of the facility. “Additional disclosable party” of the facility is defined as any person or entity that (1) exercises operational, financial, or managerial control over the facility, or provides policies or procedures for the operations of the facility, or provides financial or cash management services to the facility; (2) leases or subleases real property to the facility, or owns a whole or partial interest equal to or exceeding five percent (5%) of the total cash value of such real property; or (3) provides management or administrative services, management or clinical consulting services, or accounting or financial services to the facility. Beginning March 23, 2010, facilities must have this information available for submission to the Secretary of Health & Human Services, the OIG, the state in which the facility is located, and the state long-term care ombudsman upon request. Thus, the new transparency provisions could result in the potential for greater government scrutiny and oversight of the ownership and investment structure for skilled nursing facilities, as well as more extensive disclosure of entities and individuals that comprise part of skilled nursing facilities’ ownership structure.

•

Suspension of Payments During Pending Fraud Investigations. The PPACA also provides the federal government with expanded authority to suspend payment if a provider is investigated for allegations or issues of fraud. Section 6402 of the PPACA provides that, beginning March 23, 2010, Medicare and Medicaid payments may be suspended pending a “credible investigation of fraud,” unless the Secretary of Health and Human Services determines that good cause exists not to suspend payments. “Credible investigation of fraud” is undefined, although the Secretary must consult with the Office of the Inspector General in determining whether a credible investigation of fraud exists. This suspension authority creates a new mechanism for the federal government to suspend both Medicare and Medicaid payments for allegations of fraud, independent of whether a state exercises its authority to suspend Medicaid payments pending a fraud investigation. To the extent the Secretary applies this suspension of payments provision to one of our facilities for allegations of fraud, such a suspension could adversely affect the results of operations.

•

Overpayment Reporting and Repayment; Expanded False Claims Act Liability. The PPACA also enacted several important changes that expand potential liability under the federal False Claims Act. Effective March 23, 2010, Section 6402 of the PPACA provides that overpayments related to services provided to both Medicare and Medicaid beneficiaries must be reported and returned to the applicable payor within the later of sixty (60) days of identification of the overpayment, or the date the corresponding cost report (if applicable) is due. Any overpayment retained after the deadline is considered an “obligation” for purposes of the federal False Claims Act. This new provision substantially tightens the repayment and reporting requirements generally associated with operations of health care providers to avoid FCA exposure. To the extent we incur additional operational costs to comply with the new overpayment reporting and repayment provision, such costs may adversely affect the results of operations.

•

Expanded Basis for Mandatory Medicaid Exclusions. Beginning January 1, 2011, Section 6501 of the PPACA substantially expands the reach of mandatory exclusions for Medicaid to include individuals or entities that own, control, or manage an entity that is affiliated with a suspended, excluded, or terminated individual or entity. To the this expanded exclusion provision is applied in a manner that results in the exclusion from Medicaid of more of our facilities than would otherwise occur under pre-PPACA law, such additional exclusion could have a material adverse impact on the results of operations.

The provisions of the PPACA discussed above are examples of recently-enacted federal health reform provisions that we believe may have a material impact on the long-term care industry generally and on our business. However, the foregoing discussion is not intended to constitute, nor does it constitute, an exhaustive review and discussion of the PPACA. It is possible that other provisions of the PPACA may be interpreted, clarified, or applied to our facilities or operations in a way that could have a material adverse impact on the results of operations.

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

Critical Accounting Policies and Estimates Update

Disclosure of our critical accounting policies are more fully disclosed in our discussion and analysis of financial condition and results of operations in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission and as included below.

Results of Operations

The following table summarizes some of our key performance indicators, along with other statistics, for each of the periods indicated:

	Three Months Ended March 31,
	2010	2009
Occupancy statistics (skilled nursing facilities):
Available beds in service at end of period	9,242	9,053
Available patient days	832,518	808,990
Actual patient days	697,541	684,946
Occupancy percentage	83.8%	84.7%
Average daily number of patients	7,751	7,611
Revenue per patient day (skilled nursing facilities prior to intercompany eliminations)
LTC only Medicare (Part A)	$497	$496
Medicare blended rate (Part A & B)	557	551
Managed care	380	366
Medicaid	149	145
Private and other	170	162
Weighted-average for all	$234	$233

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Revenue	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	80.1	79.1
Rent cost of revenue	2.4	2.4
General and administrative	3.4	3.3
Depreciation and amortization	3.1	2.9

	89.0	87.7

Other income (expenses):
Interest expense	(3.8)	(4.3)
Interest income	0.1	0.1
Other expense	—	—
Equity in earnings of joint venture	0.4	0.4

Total other expenses, net	(3.3)	(3.8)

Income from continuing operations before provision for income taxes	7.7	8.5
Provision for income taxes	3.0	3.0

Income from continuing operations	4.7	5.5
Loss from discontinued operations, net of tax	—	—

Net income	4.7%	5.5%

EBITDA	14.5%	15.5%
Adjusted EBITDA	14.5%	15.6%

	Three Months Ended March 31,
	2010	2009
Reconciliation from net income to EBITDA and Adjusted EBITDA (in thousands):
Net income	$8,881	$10,003
Interest expense, net of interest income	7,056	7,899
Provision for income taxes	5,594	5,784
Depreciation and amortization expense	5,944	5,477

EBITDA	27,475	29,163
Loss on disposal of asset	—	60
Discontinued operations	—	52

Adjusted EBITDA	$27,475	$29,275

(1)	We define EBITDA as net income before depreciation, amortization and interest expense (net of interest income) and the provision for (benefit from) income taxes. EBITDA margin is EBITDA as a percentage of revenue. Adjusted EBITDA is EBITDA adjusted for the following (each to the extent applicable in the appropriate period):

•	discontinued operations, net of tax;

•	the change in fair value of an interest rate hedge not qualifying for hedge accounting;

•	gains or losses on sale of assets;

•	provision for the impairment of long-lived assets, including goodwill; and

•	the write-off of deferred financing costs of extinguished debt;

We believe that the presentation of EBITDA and Adjusted EBITDA provides useful information regarding our operational performance because they enhance the overall understanding of the financial performance and prospects for the future of our core business activities.

Specifically, we believe that a report of EBITDA and Adjusted EBITDA provides consistency in our financial reporting and provides a basis for the comparison of results of core business operations between our current, past and future periods. EBITDA and Adjusted EBITDA are two of the primary indicators management uses for planning and forecasting in future periods, including trending and analyzing the core operating performance of our business from period-to-period without the effect of U.S. generally accepted accounting principles, or GAAP, expenses, revenues and gains that are unrelated to the day-to-day performance of our business. We also use EBITDA and Adjusted EBITDA to benchmark the performance of our business against expected results and analyze year-over-year trends (each as described below) and to compare our operating performance to that of our competitors.

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

Finally, we use Adjusted EBITDA to determine compliance with our debt covenants and assess our ability to borrow additional funds and to finance or expand operations. The credit agreement governing our first lien term loan uses a measure substantially similar to Adjusted EBITDA as the basis for determining compliance with our financial covenants, specifically our minimum interest coverage ratio and our maximum total leverage ratio, and for determining the interest rate of our first lien term loan. The indenture governing our 11.0% senior subordinated notes also uses a substantially similar measurement for determining the amount of additional debt we may incur. For example, both our credit facility and the indenture governing our 11.0% senior subordinated notes include adjustments for (i) gain or losses on sale of assets, (ii) the write-off of deferred financing costs of extinguished debt; (iii) reorganization expenses; and (iv) fees and expenses related to our transaction with Onex Corporation affiliates in December 2005. Our noncompliance with these financial covenants could lead to acceleration of amounts due under our credit facility. In addition, if we cannot satisfy certain financial covenants under the indenture for our 11.0% senior subordinated notes, we cannot engage in certain specified activities, such as incurring additional indebtedness or making certain payments.

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

We compensate for these limitations by using EBITDA and Adjusted EBITDA only to supplement net income on a basis prepared in conformance with GAAP in order to provide a more complete understanding of the factors and trends affecting our business. We strongly encourage investors to consider net income determined under GAAP as compared to EBITDA and Adjusted EBITDA, and to perform their own analysis, as appropriate.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue. Revenue increased $1.2 million, or 0.7%, to $189.3 million in the three months ended March 31, 2010 from $188.1 million in the three months ended March 31, 2009.

The following table shows revenue dollars and revenue percentage for long-term care services:

	Three Months Ended March 31,
	2010		2009		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Long-term care services:
Skilled nursing facilities	$163.1	86.2%	$159.4	84.8%	$3.7	2.3%
Assisted living facilities	6.1	3.2	6.1	3.3	—	0.3

Total long-term care services	$169.2	89.4%	$165.5	88.1%	$3.7	2.2%

The increase in skilled nursing facilities revenue resulted primarily by $4.4 million due to the addition of acquired and developed facilities since the beginning of 2009, which includes the opening of the Dallas Center of Rehabilitation, and the acquisition of two facilities in Iowa. Additionally, for skilled nursing facilities operated for all of 2009 and the three months ended March 31, 2010, revenue increased $0.3 million due to a higher weighted average per patient day rate from Medicare, Medicaid and managed care pay sources, offset by a $0.7 million decrease due to a decline in occupancy rates. Our revenue related to the administration of third party facilities decreased $0.3 million. Per patient day rates were negatively impacted by the decrease in our skilled mix in the three months ended March 31, 2010 as compared to March 31, 2009. We believe our skilled mix declined to 23.0% in the three months ended March 31, 2010 from 24.3% in the three months ended March 31, 2009 primarily due to new and re-admissions staying flat coupled by a decrease in overall average length of stay in most payor classes. We attribute the shortened length of stays to various components including the demand and government support in discharging patients home sooner coupled by a challenging economic environment which affects those patients wishing to avoid co-pays and discharge earlier. While admissions remain flat, we continue to face competitive pressures, primarily due to the development of new facilities in Texas near our existing facilities. Our average daily Part A Medicare rate increased 0.2% to $497 in the three months ended March 31, 2010 from $496 in the three months ended March 31, 2009 due to a higher acuity mix, which was offset by a 1.1% Medicare rate reduction effective October 1, 2009. Our average daily Medicaid rate increased 2.8% to $149 in the three months ended March 31, 2010 from $145 per day in the three months ended March 31, 2009, primarily due to increased Medicaid rates in Texas, Nevada and Missouri. We have also experienced net reductions in Medicaid rates in California and Kansas. Revenue at our assisted living facilities remained consistent at $6.1 million in the three months ended March 31, 2010 and 2009.

The following table shows revenue dollars and revenue percentage for ancillary services:

	Three Months Ended March 31,
	2010		2009		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Ancillary services:
Third-party rehabilitation therapy services	$17.0	9.0%	$18.2	9.6%	$(1.2)	(6.7)%
Hospice	3.1	1.6	4.3	2.3	(1.2)	(28.3)

Total ancillary services	$20.1	10.6%	$22.5	11.9%	$(2.4)	(10.8)%

The decrease in rehabilitation therapy services revenue resulted primarily from a decrease in therapy services under existing third-party facility contracts due to the decrease in facilities serviced. For a detailed discussion of the decrease in facilities serviced, see “Sources of Revenue – Ancillary Service Segment” in the unaudited condensed consolidated financial statements under Part I, Item 2 of this report. Therapy services revenue was also negatively impacted in the three months ended March 31, 2010 by the delay in extending the outpatient therapy cap exception. Hospice revenue decreased primarily due to a lower average census in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Cost of Services Expenses. Our cost of services expenses increased $2.9 million, or 1.9%, to $151.7 million, or 80.1% of revenue, in the three months ended March 31, 2010, from $148.8 million, or 79.1% of revenue, in the three months ended March 31, 2009.

The following table shows cost of service dollars (prior to intersegment eliminations) and cost of services as a percentage of revenue for long-term care services:

	Three Months Ended March 31,
	2010		2009		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Long-term care services:
Skilled nursing facilities	$127.3	78.1%	$123.2	77.3%	$4.1	3.3%
Assisted living facilities	4.3	70.5	4.3	70.5	—	—
Regional operations support	5.6	n/a	5.8	n/a	(0.2)	(3.4)

Total long-term care services	$137.2	81.1%	$133.3	80.5%	$3.9	2.9%

Cost of services expenses at our skilled nursing facilities increased $3.4 million due to the opening of the Dallas Center of Rehabilitation and acquisition of two facilities in Iowa, and $0.6 million resulted from operating costs increasing at facilities acquired or developed prior to January 1, 2009 by $2 per patient day, or 1.1%, to $181 per patient day in the three months ended March 31, 2010 from $179 per patient day in the three months ended March 31, 2009. The $0.6 million increase in operating costs resulted from a $1.4 million increase in labor costs, or 2.9%, on a per patient day basis, as the fixed labor costs increased as a percent of total labor costs due to the decline in census and also due to slight labor rate increases. These labor cost increases were partially offset by a $1.0 million decrease in bad debt expense. Cost of services expenses at our assisted living facilities remained consistent at $4.3 million for the three months ended March 31, 2010 and 2009.

The following table shows cost of service dollars (prior to intersegment eliminations), revenue (prior to intersegment eliminations) and cost of services as a percentage of revenue (prior to intersegment eliminations) for ancillary services:

	Three Months Ended March 31,
	2010			2009			Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Revenue (prior to intersegment eliminations)	Revenue (prior to intersegment eliminations) percentage	Cost of Service Dollars (prior to intersegment eliminations)	Revenue (prior to intersegment eliminations)	Revenue (prior to intersegment eliminations) percentage	Dollars	Percentage
	(dollars in millions)
Ancillary services:
Third-party rehabilitation therapy services	$28.5	$33.8	84.3%	$29.5	$35.3	83.6%	$(1.0)	(3.4)%
Hospice	3.0	3.1	96.8	3.8	4.3	88.4	(0.8)	(21.1)

Total ancillary services	$31.5	$36.9	85.4%	$33.3	$39.6	84.1%	$(1.8)	(5.4)%

Rehabilitation therapy costs as a percentage of revenue increased primarily due to fixed costs increasing as a percentage of total costs due to the decrease in third party facility contracts. Cost of services expense in our hospice business was challenged by labor inefficiencies in our California operations, which have since been mostly remediated. Our hospice business was challenged by a decrease in average census, which made the fixed labor costs represent a higher percentage of revenue in the three months ended in March 31, 2010 as compared to March 31, 2009.

Rent cost of revenue. Rent cost of revenue increased by $0.1 million, or 2.2%, to $4.6 million, or 2.4% of revenue, in the three months ended March 31, 2010 from $4.5 million, or 2.4% of revenue, in the three months ended March 31, 2009 due to rate increases in rent.

General and Administrative Services Expenses. Our general and administrative services expenses increased $0.2 million, or 3.2%, to $6.4 million, or 3.4% of revenue, in the three months ended March 31, 2010 from $6.2 million, or 3.3% of revenue, in the three months ended March 31, 2009 mostly due to an increase in legal costs.

Depreciation and Amortization. Depreciation and amortization increased by $0.4 million, or 7.3%, to $5.9 million in the three months ended March 31, 2010 from $5.5 million in the three months ended March 31, 2009. This increase primarily resulted from increased depreciation and amortization related to the opening of the Dallas Center of Rehabilitation skilled nursing facility as well as new assets placed in service during 2009 and 2010. We expect that depreciation costs will continue to increase as our new Forth Worth, Texas skilled nursing facility is placed in service in second quarter of 2010 as well as from depreciation recorded for assets placed in service during 2009.

Interest Expense. Interest expense decreased by $0.8 million, or 9.9%, to $7.3 million in the three months ended March 31, 2010 from $8.1 million in the three months ended March 31, 2009. The decrease in our interest expense was primarily due to a decrease in the average interest rate on our debt from 6.2% in the three months ended March 31, 2009 to 5.1% in the three months ended March 31, 2010, which resulted in $1.3 million of savings. Average debt outstanding decreased by $24.1 million, from $479.1 million in the three months ended March 31, 2009 to $455.0 million in the three months ended March 31, 2010. The impact of the lower average interest rate and lower average debt balance was partially offset by a $0.6 million increase in the amortization of deferred financing fees as a result of amounts paid to extend the maturity date of our revolving credit facility in April 2009. The all in rate for the three months ended March 31, 2009 was 6.8%, as compared to 6.4% in the three months ended March 31, 2010.

Interest Income. Our interest income remained consistent at $0.2 million for the three months ended March 31, 2010 and 2009.

Equity in Earnings of Joint Venture. Equity earnings of our joint venture increased by $0.1 million, or 14.3% to $0.8 million, or 0.4% of revenue, in the three months ended March 31, 2010 from $0.7 million, or 0.4% of revenue, in the three months ended March 31, 2009, due to improvement in earnings from our hospice joint venture.

Provision for Income Taxes. Our provision for income taxes in the three months ended March 31, 2010 was $5.6 million, or 38.6% of pre-tax income from continuing operations, as compared to $5.8 million and 36.5% of pre-tax earnings from continuing operations in the three months ended March 31, 2009. Tax expense for the three months ended March 31, 2010 approximated our statutory rate while tax benefits totaling $0.4 million, primarily attributable to a decrease in unrecognized tax benefits resulting from the expiration of a statute of limitations, reduced the effective tax rate below our statutory tax rate for the three months ended March 31, 2009. The decrease in tax expense was due primarily to the decreased level of pre-tax earnings in the three months ended March 31, 2010.

EBITDA. EBITDA decreased by $1.7 million to $27.5 million in the three months ended March 31, 2010 from $29.2 million in the three months ended March 31, 2009. The $1.7 million decrease was primarily related to $2.9 million increase in cost of services expenses, partially offset by the $1.2 million increase in revenue, all discussed above.

Income from Continuing Operations. Income from continuing operations decreased by $1.1 million to $8.9 million in the three months ended March 31, 2010 from $10.0 million in the three months ended March 31, 2009. The $1.1 million decrease was related primarily to the $1.7 million decrease in EBITDA and $0.4 million increase in depreciation and amortization expense, partially offset by the $0.8 million decrease in interest expense and the $0.2 million decrease in income tax expense, all discussed above.

Liquidity and Capital Resources

The following table presents selected data from our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2010	2009
Cash Flows from Continuing Operations
Net cash provided by operating activities	$18,138	$8,248
Net cash used in investing activities	(9,698)	(12,032)
Net cash (used in) provided by financing activities	(9,861)	9,138
Cash flows from discontinued operations	—	52

Net increase (decrease) in cash and equivalents	(1,421)	5,406
Cash and cash equivalents at beginning of period	3,528	2,047

Cash and cash equivalents at end of period	$2,107	$7,453

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Our principal sources of liquidity are cash generated by our operating activities and borrowings under our first lien revolving credit facility.

At March 31, 2010, we had cash of $2.1 million. Our available cash is held in accounts at third-party financial institutions. We have periodically invested in AAA money market funds. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.

Net cash provided by operating activities from continuing operations primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, provision for doubtful accounts, stock-based compensation, as well as the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2010 was $18.1 million and consisted of net income of $8.9 million, and adjustments for non-cash items of $10.8 million, offset by $1.6 million used for working capital and other activities. Working capital and other activities primarily consisted of a $2.8 million increase in accounts payable and accrued liabilities and $1.0 million of payments on notes receivable, offset by an increase in accounts receivable of $4.0 million, a $0.6 million increase in other current and non-current assets and a $0.9 million decrease in employee compensation benefits. Days sales outstanding for continuing operations decreased slightly from 47.0 for the three months ended December 31, 2009 to 46.7 for the three months ended March 31, 2010. The increase in accounts payable and accrued liabilities was primarily due to increases in trade payables and income tax payable offset by a decrease in accrued interest payable.

Net cash provided by operating activities in the three months ended March 31, 2009 was $8.2 million and consisted of net income of $10.0 million and adjustments for non-cash items of $9.7 million and $11.5 million used for working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $11.1 million and a $5.8 million decrease in accounts payable and accrued liabilities, offset by a $4.0 million decrease in other current and non-current assets, a $0.7 million increase in insurance liability risks, and a $0.7 million increase in employee compensation benefits.

Net cash used in investing activities for the three months ended March 31, 2010 was $9.7 million. The capital expenditures consisted of $4.4 million for construction of new healthcare facilities, $2.3 million for expansion of our Express Recovery™ Unit program and $3.0 million of routine capital expenditures.

Net cash used in investing activities for the three months ended March 31, 2009 of $12.0 million was primarily attributable to capital expenditures of $10.4 million and changes in other assets of $1.6 million. The capital expenditures consisted of $2.8 million for construction of new healthcare facilities, $2.1 million for expansion of our Express Recovery™ Unit program and $5.5 million of routine capital expenditures.

Net cash used by financing activities for the three months ended March 31, 2010 of $9.9 million primarily reflects net repayment of borrowings under our line of credit of $7.0 million and scheduled debt repayments of $2.9 million.

Net cash provided by financing activities for the three months ended March 31, 2009 of $9.1 million primarily reflects net borrowings under our line of credit of $12.0 million, offset by scheduled debt repayments of $2.9 million.

Principal Debt Obligations

We are significantly leveraged. As of March 31, 2010, we had $449.9 million in aggregate indebtedness outstanding, consisting of $129.6 million principal amount of our 11.0% senior subordinated notes (net of the unamortized portion of the original issue discount of $0.4 million), a $247.7 million first lien senior secured term loan that was scheduled to mature on June 15, 2012, $65.0 million principal amount outstanding under our $135.0 million revolving credit facility, and capital leases and other debt of approximately $7.6 million. Furthermore, we had $4.6 million in outstanding letters of credit against our $135.0 million revolving credit facility, leaving approximately $65.4 million of additional borrowing capacity under our amended senior secured credit facility as of March 31, 2010.

On April 9, 2010, we entered into an up to $360 million term loan and a $100 million revolving credit facility that replace the senior secured term loan and revolving credit facility that were set to mature in June 2012. The new revolving credit facility was undrawn at closing.

The term loan requires principal payments of 0.25% of the original principal amount issued on the last business day of each of March, June, September and December, commencing on June 30, 2010, with the balance due April 9, 2016. Amounts borrowed under the term loan may be prepaid at any time without penalty except for breakage costs. Commitments under the revolving loan terminate on April 9, 2015. However, if any of our 2014 Notes remain outstanding on October 14, 2013, then the maturity date of the term loan and revolving loan will be October 14, 2013. Amounts borrowed pursuant to the Restated Credit Agreement are secured by substantially all of our assets.

Under the Restated Credit Agreement, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum fixed charge coverage ratio (with a range of 1.5:1 to 2:1 as set forth in further detail in the Restated Credit Agreement) as well as a maximum leverage ratio (with a range of

5.5:1 to 4:1 as set forth in further detail in the Restated Credit Agreement). The Restated Credit Agreement also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the Restated Credit Agreement, subject to certain exceptions and minimum thresholds, we are required to apply all of the proceeds from any issuance of debt, half of the proceeds from any issuance of equity, half (or one quarter if our Consolidated Leverage Ratio, as defined in the Restated Credit Agreement, for such fiscal year is less than 3:1) of our annual Consolidated Excess Cash Flow, as defined in the Restated Credit Agreement, and, subject to permitted reinvestments, all amounts received in connection with any sale of our assets and casualty insurance and condemnation or eminent domain proceedings, in each case to repay the outstanding amounts under the Restated Credit Agreement.

Loans outstanding under the Restated Credit Agreement bear interest, at our election, either at the prime rate plus an initial margin of 2.75% or the London Interbank Offered Rate (“LIBOR”) plus an initial margin of 3.75%. Under the terms of the Restated Credit Agreement there is a LIBOR floor of 1.50%. We have a 0.5% commitment fee on the unused portion of the revolving line of credit. The interest rate margin on the loans can be reduced by 0.25% based on our Consolidated Leverage Ratio, as defined in the Restated Credit Agreement, for the applicable four-quarter period. Furthermore, we have the right to increase our borrowings under the term loan and/or the revolving loan up to an aggregate amount of $150 million provided that we are in compliance with the Restated Credit Agreement, that the additional debt would not cause any covenant violation of the Restated Credit Agreement, and that existing or new lenders within the Restated Credit Agreement or new lenders agree to increase their commitments.

In addition, we will be expensing certain new and existing deferred financing fees in the amount of $6.6 million. In conjunction with the closing of the refinancing, we terminated our existing swap agreements as they were incompatible with the new financing due to the existence of the LIBOR floor. The termination of the swap agreements cost $0.4 million.

Under the terms of our amended senior secured credit facility, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum interest coverage minimum ratio as well as a maximum leverage ratio. The covenants also include annual and lifetime limitations, including the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Furthermore, in addition to a $2.6 million annual permanent reduction requirement, we must permanently reduce the principal amount of debt outstanding by applying the proceeds from any asset sale, insurance or condemnation payments, issuance of additional indebtedness or equity, and 25% to 50% of excess cash flows from operations based on the leverage ratio then in effect. We believe that we were in compliance with our debt covenants as of March 31, 2010.

Substantially all of our companies guarantee our 11.0% senior subordinated notes, the first lien senior secured term loan and our revolving credit facility.

Capital Expenditures

We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to approximately $1,500 per bed, or approximately $15.0 million in capital expenditures in 2010 on our existing facilities. In addition, we are continuing with the expansion of our

Express Recovery™ Units. These units cost, on average, between $0.4 million and $0.6 million each. We completed one Express Recovery™ Units as of March 31, 2010. We are in the process of developing an additional six Express Recovery™ Units that are scheduled to be completed by December 31, 2010.

Our relationship with Baylor Healthcare System offers us the ability to build long-term care facilities selectively on Baylor acute campuses. In the first quarter of 2009, we completed a 136-bed skilled nursing facility in downtown Dallas. We currently have two facilities we are planning and/or developing at or near Baylor Hospitals in Texas– one in downtown Fort Worth, Texas and the other in Garland, Texas (a northern suburb of Dallas). The Fort Worth facility is currently under construction and is expected to be completed in the second quarter of 2010. The Garland, Texas site consists of land we recently acquired that is adjacent to the Baylor Garland Hospital. The Garland, Texas site is currently in the design and site preparation phase and is expected to be completed in 2011.

As of March 31, 2010, we had outstanding purchase commitments of $3.1 million related to our skilled nursing facility currently under development in Fort Worth, Texas, which we expect to complete in the second quarter of 2010. Finally, we may also invest in expansions of our existing facilities and the acquisition or development of new facilities. We currently anticipate that we will incur total capital expenditures in 2010 of approximately $29.8 million. Due to the proposed slowdown in the growth of Medicare and Medicaid spending, we will continue to assess our capital spending plans going forward. For more detailed information regarding the slowdown in growth of Medicare and Medicaid spending, see “Sources of Revenue—Medicare” in Part I, Item 2.

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

Under the terms of this swap agreement, we will be required to pay a fixed interest rate of 0.6%, plus a 2.0% margin, or 2.6% in total. In exchange for the payment of the fixed rate amounts, we will receive floating rate amounts equal to the one-month LIBOR rate in effect on the effective date of the swap agreement and the subsequent reset dates, which are the monthly anniversaries of the effective date. The effect of the swap agreement is to convert $100.0 million of variable rate debt into fixed rate debt, with an effective interest rate of 2.6%. We terminated the foregoing interest rate swap agreements in conjunction with the closing of the refinancing described in Part I, Item I, Note 12, but continues to assess its exposure to interest rate risk on an ongoing basis. To reduce the risk related to interest rate fluctuations, the Restated Credit Agreement requires us to enter into an interest rate swap, cap or similar agreement to effectively fix or cap the interest rate on 40% of our funded long-term debt. The agreement must be consummated by July 8, 2010 with an appropriately creditworthy counterparty and must have a term of at least three years.

Other Factors Affecting Liquidity and Capital Resources

Medical and Professional Malpractice and Workers’ Compensation Insurance. Skilled nursing facilities, like physicians, hospitals and other healthcare providers, are subject to a significant number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. To protect ourselves from the cost of these claims, we maintain professional liability and general liability as well as workers’ compensation insurance in amounts and with self-insured retentions and deductibles that we believe to be appropriate for our operations. Historically, unfavorable pricing and availability trends emerged in the professional liability and workers’ compensation insurance market and the insurance market in general that caused the cost of these liability coverages to generally increase dramatically. Many insurance underwriters became more selective in the insurance limits and types of coverage they would provide as a result of rising settlement costs and the significant failures of some nationally known insurance underwriters. As a result, we were required to assume substantial self-insured retentions for our professional liability claims. A self-insured retention is an amount of damages and expenses (including legal fees) that we must pay for each claim. We use actuarial methods to estimate the value of the losses that may occur within this self-insured retention level and we are required under our workers’ compensation insurance agreements to post a letter of credit or set aside cash in trust funds to securitize the estimated losses that we may incur. Because of the high retention levels, we cannot predict with absolute certainty the actual amount of the losses we will assume and pay.

We estimate our general and professional liability reserves on a quarterly basis and our workers’ compensation reserve on a semiannual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry’s loss history. Based upon these analyses, at March 31, 2010, we had reserved $22.6 million for known or unknown or potential uninsured general and professional liability claims and $16.1 million for workers’ compensation claims. We have estimated that we may incur approximately $8.1 million for general and professional liability claims and $4.2 million for workers’ compensation claims for a total of $12.3 million to be payable within 12 months; however, there are no set payment schedules and we cannot assure you that the payment amount in 2010 will not be significantly larger or smaller. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future general and professional liability or workers’ compensation insurance will be available at a reasonable price or that we will not have to further increase our levels of self-insurance. For a detailed discussion of our general and professional liability and workers’ compensation reserve, see “Business — Insurance” in Part 1, Item 1 in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Inflation. We derive a substantial portion of our revenue from the Medicare program. We also derive revenue from state Medicaid and similar reimbursement programs. Payments under these programs generally provide for reimbursement levels that are adjusted for inflation annually based upon the state’s fiscal year for the Medicaid programs and in each October for the Medicare program. However, we cannot assure you that these adjustments will continue in the future and, if received, will reflect the actual increase in our costs for providing healthcare services. See Part I, Item 2 – Regulatory and Other Governmental Actions Affecting Revenue for more detailed information.

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

Global Market and Economic Conditions. Recent global market and economic conditions have been unprecedented and challenging with tight credit conditions and recession in most major economies expected to continue throughout the remainder of 2010 and possibly longer.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to borrowers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition. Although we recently were able to extend the maturity of our revolving loan commitments and maintain existing interest rate spreads on that credit facility (see –”Principal Debt Obligations and Capital Expenditures” above), if these market conditions continue, they may impact our ability in the future to timely replace maturing liabilities, access the capital markets to meet liquidity needs, and service or refinance our 11.0% senior subordinated notes and our senior secured credit facilities, resulting in an adverse effect on our financial condition, including liquidity, capital resources and results of operations.

Medicare and Medicaid Reimbursement Climate. Recently proposed slowdowns in the growth of Medicare and Medicaid spending may result in an increase in our costs for providing healthcare services and have an adverse impact on our financial condition, including results of operations. For more detailed information regarding the slowdown in growth of Medicare and Medicaid spending, see “Sources of Revenue—Medicare” in Part I, Item 2 and “Risk Factors — We expect the federal and state governments to continue their efforts to contain growth in Medicaid expenditures, which could adversely affect our revenue and profitability” in Part 1, Item 1A of our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Recent Accounting Standards

See Item 1 of Part I, “Financial Statements — Note 2 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements.”

Off-Balance Sheet Arrangements

We have outstanding letters of credit of $4.6 million under our $135.0 million revolving credit facility as of March 31, 2010.

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

Interest Rate Exposure — Interest Rate Risk Management

We use our senior secured credit facility and 11.0% senior subordinated notes to finance our operations. Our first lien credit agreement exposes us to variability in interest payments due to changes in interest rates. In December 2009, we entered into two interest rate swaps with a total notional amount of $245.0 million in order to manage fluctuations in cash flows resulting from interest rate risk. This interest rate swap changes a portion of our variable-rate cash flow exposure to fixed-rate cash flows at an interest rate of 2.6% until December 31, 2010. We terminated the foregoing interest rate swap agreements in conjunction with the closing of the refinancing described in Item I, Part I, Note 12, but we continue to assess our exposure to interest rate risk on an ongoing basis.

The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes of our debt that was outstanding as of March 31, 2010 (dollars in thousands):

	Twelve Months Ending March 31, (3)
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed-rate debt (1)	$4,134	$144	$153	$162	$130,172	$743	$135,508	$142,334
Average interest rate	3.3%	6.0%	6.0%	6.0%	11.0%	6.0%
Variable-rate debt	$2,600	$2,600	$307,450	$—	$—	$—	$312,650	$310,483
Average interest rate (2)	2.4%	3.4%	4.8%	—	—	—

(1)	Excludes unamortized original issue discount of $0.5 million on our 11.0% senior subordinated notes.
(2)	Based on implied forward three-month LIBOR rates in the yield curve as of March 31, 2010.
(3)	On April 9, 2010, we entered into an up to $360 million term loan and a $100 million revolving credit facility (the “Restated Credit Agreement”) that amended and restated the senior secured term loan and revolving credit facility that were set to mature in June 2012. For more detail, see Item I, Part I, Note 12,

For the three months ended March 31, 2010, the total net loss recognized from converting from floating rate (three-month LIBOR) to fixed rate for a portion of the interest payments under our long-term debt obligations was approximately $0.2 million. As of March 31, 2010, an unrealized loss of $0.2 million (net of income tax) is included in accumulated other comprehensive loss. Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreement as of March 31, 2010 (dollars in thousands):

Loan	Notional Amount	Trade Date	Effective Date	Maturity	Three months Ended March 31, 2010	Fair Value (Pre-tax)
First Lien	$145,000	12/07/09	12/31/09	12/31/10	$(148)	$(213)
First Lien	$100,000	12/07/09	01/31/10	12/31/10	$(116)	$(152)

The fair value of interest rate swap agreements designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. We evaluate the effectiveness of the cash flow hedge, in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” on a quarterly basis. Should the hedge become ineffective, the change in fair value would be recognized in our consolidated statements of operations. Should the counterparty’s credit rating deteriorate to the point at which it would be likely that the counterparty would default, the hedge would then be ineffective. We terminated the foregoing interest rate swap agreements in conjunction with the closing of the refinancing described in Part I, Item I, Note 12, but we continue to assess our exposure to interest rate risk on an ongoing basis. To reduce the risk related to interest rate fluctuations, the Restated Credit Agreement requires us to enter into an interest rate swap, cap or similar agreement to effectively fix or cap the interest rate on 40% of our funded long-term debt. The agreement must be consummated by July 8, 2010 with an appropriately creditworthy counterparty and must have a term of at least three years.

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

For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to Part II, Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

Recently enacted federal health reform legislation, as well as potential additional changes in federal or state legislation and regulations, could materially adversely affect our business, cash flows, financial condition and results of operations.

As discussed previously, during the first quarter of 2010, the U.S. Congress passed and President Obama signed into law the Patient Protection and Affordable Care Act (“PPACA”). Various aspects of the PPACA could have an adverse impact on our revenues and cost of operating our business in future years. For example, although the PPACA does not impose any reductions to the market basket update for skilled nursing facilities in fiscal years 2010 or 2011, the skilled nursing facility market basket update will be subject to a full productivity adjustment beginning in fiscal year 2012. The PPACA also enacted several reforms that will take effect during the next six to twelve months that we believe could have a material adverse impact on the long-term care industry generally and on our business and results of operations. For a more detailed discussion of the PPACA and the aforementioned reforms, see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition, Regulatory and Other Governmental Actions Affecting Revenue.

In addition to the PPACA, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment and reimbursement for, and the availability of, healthcare services in the United States. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including the provision of comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs. The ultimate content or timing of any future health reform legislation, and its impact on us, is impossible to predict. If significant reforms beyond the PPACA are made to the U.S. healthcare system, those reforms could also have an adverse effect on our financial condition and results of operations.

Further, we could incur considerable administrative costs in monitoring the changes made within the various reimbursement programs, determining the appropriate actions to be taken in response to those changes and implementing the required actions to meet the new requirements and minimize the repercussions of the changes to our organization, reimbursement rates and costs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

On May 1, 2010, we acquired substantially all of the assets of five Medicare-certified hospice companies and three Medicare-certified home health companies from a group of related sellers consisting of Rocky Mountain Hospice, LLC, Creekside Hospice, Inc., Sun Valley Hospice, LLC, Legacy Hospice Care, LLC, Creekside Health Care, Inc., Legacy Home Care, LC, Sun Valley Home Care, LLC, and Hospice Solutions, LLC, which are located in Arizona, Idaho, Montana and Nevada. The total consideration payable by us in connection with acquisition transactions is approximately $62 million, consisting of approximately $43 million in cash, with the remainder in the form of certain deferred and/or contingent payments payable over a three to five year period. The cash portion of the purchase price will be funded by a $30 million delayed draw to our refinanced term loan bringing the term loan balance to $360 million with the remainder of the purchase price funded from our revolving credit facility.

In addition, as part of the transactions, we entered into a fee-based management agreement with Rocky Mountain Home Care, Inc., another a related home health company, and received an option to acquire substantially all of the assets of that company for approximately $3 million, consisting of approximately $2.1 million in cash if we exercise the option, and the remainder in the form of certain deferred and/or contingent payments payable over a three to five year period from such closing.

Item 6.	Exhibits

(a) Exhibits.

Number	Description

2.1*	Asset Purchase Agreement by and between Home and Hospice Care Investments, LLC and each of the other parties thereto, dated as of May 1, 2010

10.1	Amendment and Restatement Agreement, dated as of April 9, 2010, among us, the subsidiary guarantors on the signature pages thereto, the lenders listed on the signature pages thereto and Credit Suisse AG, as Administrative Agent for the lenders and as Collateral Agent for the lenders, including the Third Amended and Restated Credit Agreement by and among us, the lenders party thereto and Credit Suisse AG, as Administrative Agent for the lenders and Collateral Agent for the lenders attached as Exhibit A to such Amendment and Restatement Agreement (filed as Exhibit 10.1 to our 8-K dated April 14, 2010, and incorporated herein by reference).

10.2*	Form of Restricted Stock Award Agreement (revised April 2010)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
+	Management employment agreements, compensatory arrangements or option plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLED HEALTHCARE GROUP, INC.

Date: May 4, 2010	/s/ Devasis Ghose
Devasis Ghose
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

/s/ Christopher N. Felfe
Christopher N. Felfe
Senior Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

Number	Description

2.1*	Asset Purchase Agreement by and between Home and Hospice Care Investments, LLC and each of the other parties thereto, dated as of May 1, 2010

10.1	Amendment and Restatement Agreement, dated as of April 9, 2010, among us, the subsidiary guarantors on the signature pages thereto, the lenders listed on the signature pages thereto and Credit Suisse AG, as Administrative Agent for the lenders and as Collateral Agent for the lenders, including the Third Amended and Restated Credit Agreement by and among us, the lenders party thereto and Credit Suisse AG, as Administrative Agent for the lenders and Collateral Agent for the lenders attached as Exhibit A to such Amendment and Restatement Agreement (filed as Exhibit 10.1 to our 8-K dated April 14, 2010, and incorporated herein by reference).

10.2*	Form of Restricted Stock Award Agreement (revised April 2010)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
+	Management employment agreements, compensatory arrangements or option plans.