Form 10-Q
period 2010-06-30
Skilled Healthcare Group, Inc.
filed 2010-08-05
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on August 3, 2010.

Class A common stock, $0.001 par value – 20,788,664 shares

Class B common stock, $0.001 par value – 17,000,668 shares

Skilled Healthcare Group, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2010

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Skilled Healthcare Group, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$157	$3,528
Accounts receivable, less allowance for doubtful accounts of $18,472 and $21,318 at June 30, 2010 and December 31, 2009, respectively	98,370	96,610
Deferred income taxes	14,567	15,003
Prepaid expenses	5,888	8,159
Other current assets	11,791	8,303

Total current assets	130,773	131,603
Property and equipment, less accumulated depreciation of $69,615 and $59,448 at June 30, 2010 and December 31, 2009, respectively	381,386	373,211
Other assets:
Notes receivable	8,109	8,060
Deferred financing costs, net	15,127	13,425
Goodwill	336,404	279,362
Intangible assets, less accumulated amortization of $15,063 and $14,413 at June 30, 2010 and December 31, 2009, respectively	29,105	26,297
Other assets	25,555	24,284

Total other assets	414,300	351,428

Total assets	$926,459	$856,242

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$58,312	$49,355
Employee compensation and benefits	30,535	29,753
Current portion of long-term debt and capital leases	9,389	7,823

Total current liabilities	98,236	86,931
Long-term liabilities:
Insurance liability risks	25,130	27,407
Deferred income taxes	4,300	3,200
Other long-term liabilities	16,035	12,426
Long-term debt and capital leases, less current portion	492,797	450,856

Total liabilities	636,498	580,820
Stockholders’ equity:
Class A common stock, 175,000 shares authorized, $0.001 par value per share; 20,789 and 20,334 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	21	20
Class B common stock, 30,000 shares authorized, $0.001 par value per share; 17,001 and 17,001 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	17	17
Additional paid-in-capital	366,278	365,126
Accumulated deficit	(76,355)	(89,781)
Accumulated other comprehensive income	—	40

Total stockholders’ equity	289,961	275,422

Total liabilities and stockholders’ equity	$926,459	$856,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$200,971	$192,154	$390,290	$380,228
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	162,007	152,879	313,712	301,656
Rent cost of revenue	4,832	4,544	9,413	9,059
General and administrative	6,112	6,823	12,463	13,063
Depreciation and amortization	5,992	5,867	11,936	11,344

	178,943	170,113	347,524	335,122

Other income (expenses):
Interest expense	(9,164)	(8,241)	(16,448)	(16,331)
Interest income	196	420	424	611
Other income (expense)	583	—	579	(60)
Equity in earnings of joint venture	678	751	1,475	1,484
Debt retirement costs	(7,010)	—	(7,010)	—

Total other expenses, net	(14,717)	(7,070)	(20,980)	(14,296)

Income from continuing operations before provision for income taxes	7,311	14,971	21,786	30,810
Provision for income taxes	2,766	5,797	8,360	11,581

Income from continuing operations	4,545	9,174	13,426	19,229
Loss from discontinued operations, net of tax	—	(95)	—	(147)

Net income	$4,545	$9,079	$13,426	$19,082

Earnings per share, basic:
Earnings per common share from continuing operations	$0.12	$0.25	$0.36	$0.52
Loss per common share from discontinued operations	—	—	—	—

Earnings per share	$0.12	$0.25	$0.36	$0.52

Earnings per share, diluted:
Earnings per common share from continuing operations	$0.12	$0.25	$0.36	$0.52
Loss per common share from discontinued operations	—	—	—	—

Earnings per share	$0.12	$0.25	$0.36	$0.52

Weighted-average common shares outstanding, basic	36,983	36,904	36,973	36,892

Weighted-average common shares outstanding, diluted	37,084	36,928	37,107	36,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net income from continuing operations	$13,426	$19,082
Net loss from discontinued operations	—	(147)

Net income	13,426	18,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,936	11,344
Provision for doubtful accounts	5,194	6,684
Non-cash stock-based compensation	1,222	1,128
Disposal of fixed assets	1,229	60
Amortization of deferred financing costs	2,144	1,868
Tax benefit from reversal of accrual for uncertain tax positions	—	307
Write-off of deferred financing costs	6,574	—
Deferred income taxes	1,536	(890)
Amortization of discount and accretion on debt	170	53
Change in the fair value of acquistion-related contingent consideration	125	—
Changes in operating assets and liabilities:
Accounts receivable	(9,019)	(15,111)
Payments on notes receivable	1,893	1,584
Other current and non-current assets	(1,288)	6,055
Accounts payable and accrued liabilities	7,016	(1,549)
Employee compensation and benefits	583	983
Insurance liability risks	(2,610)	(1,272)
Other long-term liabilities	(1,620)	34

Net cash provided by operating activities	38,511	30,213

Cash Flows from Investing Activities
Additions to property and equipment	(18,392)	(18,927)
Acquisition of healthcare facilities and businesses	(45,380)	(1,650)

Net cash used in investing activities	(63,772)	(20,577)

Cash Flows from Financing Activities
Borrowings under line of credit	102,500	14,000
Repayments under line of credit	(173,500)	—
Repayments of long-term debt and capital leases	(253,989)	(5,704)
Proceeds from issuance long-term debt	357,300	—
Additions to deferred financing costs	(10,421)	(7,952)

Net cash provided by financing activities	21,890	344

Cash flows from discontinued operations	—	147

(Decrease) increase in cash and cash equivalents	(3,371)	10,127
Cash and cash equivalents at beginning of period	3,528	2,047

Cash and cash equivalents at end of period	$157	$12,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six Months Ended June 30,
	2010	2009
Supplemental cash flow information

Cash paid for:
Interest expense, net of capitalized interest	$10,027	$15,623
Income taxes, net	$10,063	$10,623
Non-cash activities:
Conversion of accounts receivable into notes receivable, net	$2,403	$10,257
Liabilities issued as purchase consideration for purchase of business	$15,030	$—
Insurance premium financed	$1,100	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business

Current Business

Skilled Healthcare Group, Inc. (“Skilled”) is a holding company that owns subsidiaries that operate long-term care facilities and provide a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated wholly owned companies are collectively referred to as the “Company.” As of June 30, 2010, the Company operated facilities in California, Iowa, Kansas, Missouri, Nevada, New Mexico and Texas, including 79 skilled nursing facilities (“SNFs”), which offer sub-acute care and rehabilitative and specialty healthcare skilled nursing care, and 22 assisted living facilities (“ALFs”), which provide room and board and social services. In addition, the Company provides a variety of ancillary services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, as of June 30, 2010, the Company provided hospice care in the Arizona, California, Idaho, Montana, Nevada and New Mexico markets. The Company also has an administrative service company that provides a full complement of administrative and consultative services that allows its facility operators and those unrelated facility operators, with whom the Company contracts, to better focus on delivery of healthcare services. The Company has one such agreement with an unrelated facility operator. The Company is also a member in a joint venture located in Texas that provides institutional pharmacy services, which currently serves eight of the Company’s SNFs and other facilities unaffiliated with the Company.

Recent Acquisition

On May 1, 2010, the Company acquired substantially all of the assets of five Medicare-certified hospice companies and four Medicare-certified home health companies located in Arizona, Idaho, Montana and Nevada (the “Hospice/Home Health Acquisition”). The total consideration payable by the Company in connection with acquisition transactions is approximately $62.0 million, consisting of approximately $45.3 million in cash, with the remainder in the form of deferred and contingent payments payable over a three to five year period. The cash portion of the purchase price was funded by a $30.0 million delayed draw on the Company’s refinanced term loan bringing the term loan balance to $360.0 million with the remainder of the cash consideration funded from the Company’s revolving credit facility.

Other Recent Developments

As discussed in Note 8 – “Commitments and Contingencies,” the Company received an unfavorable jury verdict of $677 million against it in the case, Lavender (Bates) v. Skilled Healthcare Group, Inc. and twenty-three of its companies. The Company has since entered into non-binding mediation with the plaintiffs. Given the uncertainty as to the final outcome of the litigation, the Company is unable to predict a reasonable estimate of the outcome of this matter. As such, the June 30, 2010 financial position and results of operations for the three and six months then ended do not reflect an accrual for either a settlement or judgment. However, dependent on the final resolution on this matter, the outcome could have a significant impact on the Company, including its ability to operate as a going concern.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 (collectively, the “Interim Financial Statements”), are unaudited. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009, which are included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). Management believes that the Interim Financial Statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position and results of operations and cash flows in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

The accompanying Interim Financial Statements include the accounts of the Company and the Company’s wholly owned companies. All significant intercompany transactions have been eliminated in consolidation.

Estimates and Assumptions

The preparation of the Interim Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to consolidate subsidiary financial information and make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Interim Financial Statements relate to estimated settlement of ongoing litigation, revenue, allowance for doubtful accounts, the self-insured portion of general and professional liability and workers’ compensation claims and income taxes. Actual results could differ from those estimates.

Information regarding the Company’s significant accounting policies is contained in “Summary of Significant Accounting Policies” in Note 2 in the Company’s 2009 Annual Report on Form 10-K filed with the SEC.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation, including payments on notes receivable in the statement on cash flows and total assets by segment. Payments on notes receivable of $1.6 million for the six months ended June 30, 2009 were reclassified from investing activity to operating activity in the statement of cash flows and other long term liabilities of $0.3 million for the six months ended June 30, 2009 were reclassified to tax benefit from reversal of accrual for uncertain tax positions within operating activities in the statement of cash flows. Certain reimbursable room and board costs within the Company’s hospice reporting unit were reclassified from revenue to cost of service in the amount of $1.0 million for the three months ended June 30, 2009 and $2.2 million for the six months ended June 30, 2009 because they are more appropriately deemed to be pass-through costs.

Revenue and Accounts Receivable

Revenue and accounts receivable are recorded on an accrual basis as services are performed at their estimated net realizable value.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2010, notes receivable were approximately $12.9 million, of which $4.8 million was reflected as current assets, with the remaining balances reflected as long-term assets. Interest rates on these notes approximate market rates as of the date the notes were delivered.

As of June 30, 2010, three Hallmark Rehabilitation business customers had outstanding notes receivable of $11.6 million, or 90% of the total notes receivable balance. These notes receivable as well as the trade receivables from these customers are guaranteed by the assets of the customers as well as personally guaranteed by the principal owners of the customers. As of June 30, 2010, these three customers represented 78% of the net accounts receivable for the Company’s rehabilitation therapy services company. For the six months ended June 30, 2010, these three customers represented approximately 62.3% of the rehabilitation therapy services company external revenue. The remaining notes receivable of $1.3 million, or 10% of the notes receivable balance, are primarily past due accounts converted from accounts receivable to notes receivable.

The notes receivable allowance for uncollectibility as of June 30, 2010 is $0.9 million.

Goodwill and Intangible Assets

Goodwill is accounted for under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” and represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. In accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other,” goodwill is subject to periodic testing for impairment. Goodwill of a reporting unit is tested for impairment on an annual basis, or, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount, between annual testing. The Company did not record any impairment charges for the three and six months ended June 30, 2010 and 2009.

Interests in joint ventures

Joint ventures are entities over which the Company has significant influence but not control, generally achieved by a shareholding of 50% of the voting rights. The equity method is used to account for investments in joint ventures and investments are initially recognized at cost.

Recent Accounting Pronouncements

In January 2010, the FASB issued updated authoritative guidance related to fair value measurements which requires certain new disclosures including the following: 1) amounts transferred in and out of Level 1 and Level 2 fair value measurements and the reasons for those transfers, which is effective for interim and annual periods beginning after December 15, 2009; and 2) activities in Level 3 fair value measurements including purchases, sales, issuances and settlements, which is effective for annual periods beginning after December 15, 2010. In the six months ended June 30, 2010, the Company adopted accounting guidance requiring additional disclosure of the fair value of financial instruments for interim and annual reporting periods. The adoption did not have a material impact on the condensed consolidated financial statements. See Note 10, Fair Value Measurements.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth the computation of basic and diluted earnings per share of Class A common stock and Class B common stock for the three and six months ended June 30, 2010 and 2009 (amounts in thousands, except per share data):

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009			Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Earnings per share, basic

Numerator:
Allocation of net income from continuing operations	$2,456	$2,089	$4,545	$4,943	$4,231	$9,174	$7,252	$6,174	$13,426	$10,358	$8,871	$19,229
Allocation of loss from discontinued operations	—	—	—	(51)	(44)	(95)	—	—	—	(79)	(68)	(147)

Allocation of net income	$2,456	$2,089	$4,545	$4,892	$4,187	$9,079	$7,252	$6,174	$13,426	$10,279	$8,803	$19,082

Earnings per share, diluted

Numerator:
Allocation of net income from continuing operations	$2,461	$2,084	$4,545	$4,946	$4,228	$9,174	$7,275	$6,151	$13,426	$10,366	$8,863	$19,229
Allocation of loss from discontinued operations	—	—	—	(51)	(44)	(95)	—	—	—	(79)	(68)	(147)

Allocation of net income	$2,461	$2,084	$4,545	$4,895	$4,184	$9,079	$7,275	$6,151	$13,426	$10,287	$8,795	$19,082

Denominator for basic and diluted earnings per share:
Weighted-average common shares outstanding, basic	19,982	17,001	36,983	19,886	17,018	36,904	19,972	17,001	36,973	19,873	17,019	36,892

Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	101	—	101	24	—	24	134	—	134	34	3	37

Adjusted weighted-average common shares outstanding, diluted	20,083	17,001	37,084	19,910	17,018	36,928	20,106	17,001	37,107	19,907	17,022	36,929

Earnings per share, basic:
Earnings per common share from continuing operations	$0.12	$0.12	$0.12	$0.25	$0.25	$0.25	$0.36	$0.36	$0.36	$0.52	$0.52	$0.52
Loss per common share from discontinued operations	—	—	—	—	—	—	—	—	—	—	—	—

Earnings per share	$0.12	$0.12	$0.12	$0.25	$0.25	$0.25	$0.36	$0.36	$0.36	$0.52	$0.52	$0.52
Earnings per share, diluted:
Earnings per common share from continuing operations	$0.12	$0.12	$0.12	$0.25	$0.25	$0.25	$0.36	$0.36	$0.36	$0.52	$0.52	$0.52
Loss per common share from discontinued operations	—	—	—	—	—	—	—	—	—	—	—	—

Earnings per share	$0.12	$0.12	$0.12	$0.25	$0.25	$0.25	$0.36	$0.36	$0.36	$0.52	$0.52	$0.52

The following were excluded from the weighted-average diluted shares computation for the three and six months ended June 30, 2010 and 2009, as their inclusion would have been anti-dilutive (shares in thousands):

	Six Months Ended June 30,
	2010	2009
Options to purchase common shares	678	461
Non-vested common shares	2	39

Total excluded	680	500

4. Business Segments

The Company has two reportable operating segments — Long Term Care (“LTC”), which includes the operation of SNFs and ALFs and is the most significant portion of the Company’s business, and ancillary services, which includes the Company’s rehabilitation therapy, hospice, and home health businesses. The “other” category includes general and administrative items. The Company’s reporting segments are business units that offer different services, and that are managed differently due to the nature of the services provided or the products sold.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At June 30, 2010, LTC services are provided by 79 wholly owned SNF operating companies that offer post-acute, rehabilitative and specialty skilled nursing care, as well as 22 wholly owned ALF operating companies that provide room and board and social services. Ancillary services include rehabilitative services such as physical, occupational and speech therapy provided in the Company’s facilities and in unaffiliated facilities by its wholly owned operating company, Hallmark Rehabilitation GP, LLC. Also included in the ancillary services segment are the Company’s hospice and home health businesses. The Company’s hospice business began providing care to patients in October 2004 and expanded due to the Hospice/Home Health Acquisition. As a result of this acquisition, the Company began providing home health services, which entails direct home nursing and therapy services operations through licensed and Medicare-certified agencies.

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

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth selected financial data consolidated by business segment (dollars in thousands):

	Long-term Care Services	Ancillary Services	Other	Elimination	Total
Three months ended June 30, 2010
Revenue from external customers	$170,012	$30,959	$—	$—	$200,971
Intersegment revenue	325	16,667	—	(16,992)	—

Total revenue	$170,337	$47,626	$—	$(16,992)	$200,971

Operating income (loss)	$21,374	$7,048	$(6,394)	$—	$22,028
Interest expense, net of interest income					(8,968)
Other income					583
Equity in earnings of joint venture					678
Income before provision for income taxes					$14,321

Segment capital expenditures	$8,001	$394	$299	$—	$8,694

EBITDA(1)	$27,430	$7,276	$(12,435)	$—	$22,271

Three months ended June 30, 2009
Revenue from external customers	$167,609	$24,545	$—	$—	$192,154
Intersegment revenue	815	16,590	—	(17,405)	—

Total revenue	$168,424	$41,135	$—	$(17,405)	$192,154

Operating income (loss)	$23,448	$5,742	$(7,149)	$—	$22,041
Interest expense, net of interest income					(7,821)
Other expense					—
Equity in earnings of joint venture					751

Income before provision for income taxes					$14,971

Segment capital expenditures	$8,149	$35	$315	$—	$8,499

EBITDA(1)	$28,857	$5,867	$(6,160)	$—	$28,564

	Long-term Care Services	Ancillary Services	Other	Elimination	Total
Six months ended June 30, 2010
Revenue from external customers	$339,239	$51,051	$—	$—	$390,290
Intersegment revenue	688	33,452	—	(34,140)	—

Total revenue	$339,927	$84,503	$—	$(34,140)	$390,290

Operating income	$43,667	$12,141	$(13,042)	$—	$42,766
Interest expense, net of interest income					(16,024)
Other income					579
Equity in earnings of joint venture					1,475

Income before provision for income taxes					$28,796

Segment capital expenditures	$17,663	$425	$304	$—	$18,392

EBITDA(1)	$55,241	$12,678	$(18,173)	$—	$49,746

Six months ended June 30, 2009
Revenue from external customers	$333,145	$47,083	$—	$—	$380,228
Intersegment revenue	1,705	33,656	—	(35,361)	—

Total revenue	$334,850	$80,739	$—	$(35,361)	$380,228

Operating income	$46,996	$11,834	$(13,724)	$—	$45,106
Interest expense, net of interest income					(15,720)
Other expense					(60)
Equity in earnings of joint venture					1,484

Income before provision for income taxes					$30,810

Segment capital expenditures	$18,252	$173	$502	$—	$18,927

EBITDA(1)	$57,363	$12,120	$(11,756)	$—	$57,727

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	EBITDA is defined as net income before depreciation, amortization and interest expense (net of interest income) and the provision for income taxes. See reconciliation of net income to EBITDA and a discussion of its uses and limitations in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this quarterly report.

The following table presents the segment assets as of June 30, 2010 compared to December 31, 2009 (dollars in thousands):

	Long-term Care Services	Ancillary Services	Other	Total

June 30, 2010:
Segment total assets	$715,885	$157,123	$53,451	$926,459
Goodwill and intangibles included in total assets	$252,204	$113,305	$—	$365,509
December 31, 2009:
Segment total assets	$715,588	$91,958	$48,696	$856,242
Goodwill and intangibles included in total assets	$254,536	$51,123	$—	$305,659

5. Income Taxes

For the three months ended June 30, 2010 and 2009, the Company recognized income tax expense of $2.8 million and $5.8 million, respectively, which was primarily related to the Company’s effective tax rate applied to the Company’s income from continuing operations before provision for income taxes.

For the six months ended June 30, 2010 and 2009, the Company recognized income tax expense of $8.4 million and $11.6 million, respectively, which was primarily related to the Company’s effective tax rate applied to the Company’s income before provision for income taxes. The effective rate for the six months ended June 30, 2010 approximated the Company’s statutory rate while the effective rate for the six months ended June 30, 2009 was below the Company’s statutory rate primarily as a result of reductions of $0.3 million in its accrual for unrecognized tax benefits due to expirations of statues of limitations

For the six months ended June 30, 2010, total unrecognized tax benefits, including penalties and interest, did not change significantly. As of June 30, 2010, it is reasonably possible that unrecognized tax benefits could decrease by $0.1 million, all of which would affect the Company’s effective tax rate, due to additional statute expirations within the 12-month rolling period ending June 30, 2011.

The Company is subject to taxation in the United States and in various state jurisdictions. The Company’s tax years 2006 and forward are subject to examination by the United States Internal Revenue Service and from 2005 forward by the Company’s material state jurisdictions.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Other Current Assets and Other Assets

Other current assets consist of the following as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010	December 31, 2009
Current portion of notes receivable, net	$3,886	$3,762
Supplies inventory	2,854	2,788
Income tax refund receivable	172	1,597
Other current assets	4,879	156

	$11,791	$8,303

Other assets consist of the following at June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010	December 31, 2009
Equity investment in joint ventures	$5,549	$5,041
Restricted cash	15,460	14,610
Deposits and other assets	4,546	4,633

	$25,555	$24,284

7. Other Long-Term Liabilities

Other long-term liabilities consist of the following at June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010	December 31, 2009
Deferred rent	$6,871	$6,855
Other long-term tax liability	86	85
Asbestos abatement liability	3,849	5,486
Other noncurrent liabilities	5,229	—

	$16,035	$12,426

8. Commitments and Contingencies

Litigation

On July 24, 2009, a purported class action complaint captioned Shepardson v. Skilled Healthcare Group, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company, its Chairman and Chief Executive Officer, its current Chief Financial Officer, its former Chief Financial Officer, and investment banks that underwrote the Company’s initial public offering, on behalf of two classes of purchasers of its securities. On November 10, 2009, the District Court appointed lead plaintiffs and co-lead counsel, re-captioned the action “In re Skilled Healthcare Group Inc. Securities Litigation,” and ordered that lead plaintiffs file an amended class action complaint.

An amended class action complaint was filed on January 12, 2010 on behalf of purchasers of the Company’s Class A common stock pursuant or traceable to the Company’s initial public offering and purchasers between May 14, 2007 and June 9, 2009, inclusive, against the Company, its Chairman and Chief Executive Officer, its President, its current Chief Financial Officer, its former Chief Financial Officer, its largest stockholder and related entities, and a director affiliated with that stockholder. The amended class action complaint seeks an unspecified amount of damages (including rescissory damages), and asserts claims under the federal securities laws relating to the Company’s June 9, 2009

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

announcement that it would restate its financial statements for the period from January 1, 2006 to March 31, 2009, and that the restatement was likely to require cumulative charges against after-tax earnings in the aggregate amount of between $8.0 million and $9.0 million over the affected periods. The complaint also alleges that the Company’s registration statement and prospectus, financial statements, and public statements about its results of operations contained material false and misleading statements. Defendants moved to dismiss the amended class action complaint on March 15, 2010. On August 4, 2010, the parties agreed, subject to court approval, to settle the case. The Company’s obligation under the settlement is limited to the unused portion of the $1.0 million self insured retention, which is approximately $0.3 million, to its directors’ and officers’ insurance coverage relevant to the dispute.

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

On May 4, 2006, three plaintiffs filed a complaint against the Company in the Superior Court of California, Humboldt County, entitled Lavender (Bates) v. Skilled Healthcare Group, Inc. and twenty-three of its companies (the “Humboldt County Action”). In the complaint, the plaintiffs allege, among other things, that certain California-based facilities operated by the Company’s wholly owned operating companies failed to provide an adequate number of qualified personnel to care for their residents and misrepresented the quality of care provided in their facilities. Plaintiffs allege these failures violated, among other things, the residents’ rights, the California Health and Safety Code, the California Business and Professions Code and the Consumer Legal Remedies Act. Plaintiffs seek, among other things, restitution of money paid for services allegedly promised to, but not received by, facility residents during the period from September 1, 2003 to April 1, 2009. The complaint further sought class certification of in excess of 32,000 plaintiffs as well as statutory damages, restitution, injunctive relief, punitive damages and attorneys’ fees.

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

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Trial in this matter commenced November 30, 2009 and is ongoing. The Company filed several distinct motions for summary judgment and summary adjudication all of which were denied by the trial court. The Company subsequently petitioned the California Court of Appeal, First Appellate District, for a writ and reversal of the order denying one of the motions for summary adjudication addressing the purported duty to provide 3.2 nursing hours per patient day and all causes of action in Plaintiffs’ complaint premised on Health and Safety Code Section 1276.5. The Court of Appeal denied the Company’s writ on February 23, 2010 and the Company accordingly filed a petition for review with the California Supreme Court. On April 14, 2010, the California Supreme Court denied the Company’s petition for review. The Company has invited its excess carrier to reconsider its coverage position in light of some of the plaintiffs’ representations made during the trial. At the conclusion of Plaintiffs’ case in chief for the first phase of the trial, the Company believed that Plaintiffs failed to establish sufficient facts to support their claims. As a result, the Company filed motions for judgment of nonsuit on Plaintiffs’ causes of action pursuant to Health & Safety Code §1430(b); Business & Professions Code §§17200 et seq., 17500 et. seq., and violation of the Consumers Legal Remedies Act (Civ. Code §1750 et seq.,). On April 16, 2010 the trial court denied the Company’s motions for nonsuit. On July 6, 2010, the jury returned a verdict in the liability, statutory damages and restitution damages phase of trial. The jury found Skilled Healthcare Group, Inc. and twenty-three of its companies liable under §1430(b) for understaffing, and under §1750 for misrepresenting or omitting material information regarding staffing levels. The jury also found Skilled Healthcare Group, Inc. and Skilled Healthcare LLC liable under theories of agency/joint venture. On the §1430(b) claim, the jury awarded approximately $618.8 million in compensatory damages against the 22 defendant facilities, with Skilled Healthcare Group, Inc. and Skilled Healthcare LLC also liable as agents. On the §1750 claim, the jury awarded an additional $58 million in restitution (refunds to private pay residents), with approximately $19.2 million to be paid by the 22 facilities, $25.9 million to be paid by Skilled Healthcare Group, Inc. and $12.9 million to be paid by Skilled Healthcare LLC. On July 14, 2010, the Company entered into a stipulation with the plaintiffs. Pursuant to the stipulation, the parties have agreed to stay proceedings in the litigation to pursue non-binding mediation. Among other things, from the date of the stipulation through August 9, 2010 at 8:30 a.m. Pacific Daylight Time, the plaintiffs in the litigation have agreed not to seek any relief to convert the previously announced jury verdict in the litigation to a judgment, nor to seek to attach, obtain an interest in or obtain control over the Company’s (or any other of the defendants’) property. During that same time period, the Company and other defendants have also agreed not to transfer or otherwise impair their assets outside of bankruptcy, other than in the ordinary course of their respective businesses, and not to file a voluntary petition for relief in any United States Bankruptcy Court.

Under U.S. GAAP, the Company establishes an accrual for an estimated loss contingency when it is both probable that an asset has been impaired or that a liability has been incurred and the amount of the loss can be reasonably estimated. Given the uncertain nature of litigation generally, and the uncertainties related to the incurrence, amount and range of loss on any pending litigation, mediation, investigation or claim, the Company is currently unable to predict the ultimate outcome of the aforementioned litigation, mediation, investigation or claim, or make a reasonable estimate of the liability that could result from an unfavorable outcome. The Company could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of any litigation, mediation, investigation or claim to which it is a party or the effect on the Company of an adverse ruling in such matters.

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

Workers’ Compensation. The Company has maintained workers’ compensation insurance as statutorily required. Most of its commercial workers’ compensation insurance purchased is loss sensitive in nature, except as noted below. As a result, the Company is responsible for adverse loss development. Additionally, the Company self-insures the first unaggregated $1.0 million per workers’ compensation claim for all California, New Mexico and Nevada businesses. The Company has elected not to carry workers’ compensation insurance in Texas and it may be liable for negligence claims that are asserted against it by its Texas-based employees. The Company has purchased guaranteed cost policies for Kansas, Missouri, Iowa, Arizona, Idaho, Montana and its recently acquired Nevada based hospice and home health operations. There are no deductibles associated with these programs. The Company recognizes a liability in its consolidated financial statements for its estimated self-insured workers’ compensation risks. Historically, estimated liabilities have been sufficient to cover actual claims.

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

Effective September 1, 2008, the Company also had an excess liability policy with a $14.0 million per loss limit and an $18.0 million annual aggregate limit for losses arising from claims in excess of $1.1 million for the California skilled nursing facilities and in excess of $1.0 million for all other businesses. The policy is renewable for up to three years. The Company retains an unaggregated self-insured retention of $1.0 million per claim for all Texas, New Mexico and Nevada businesses, its California businesses other than skilled nursing facility companies, and its Davenport, Iowa facility. Effective January 1, 2010 all of the facilities located in Kansas, Missouri and Iowa were added to this excess policy with the same unaggregated self-insured retention of $1.0 million per claim for all of these facilities. Effective May 1, 2010 all of the acquired hospice and home health businesses located in Arizona, Idaho, Montana and Nevada were added to this excess policy which provides $14.0 million in excess coverage in addition to the $1.0 million per claim/$3.0 million annual aggregate claims made coverage purchased for these businesses at the time of their acquisition.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Employee Medical Insurance. Medical preferred provider option programs are offered as a component of the Company’s employee benefits. The Company retains a self-insured amount up to a contractual stop loss amount of $0.3 million.

A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

	As of June 30, 2010							As of December 31, 2009
	General and Professional		Employee Medical		Workers’ Compensation		Total	General and Professional		Employee Medical		Workers’ Compensation		Total
Current	$6,429	(1)	$1,841	(2)	$4,340	(2)	$12,610	$6,960	(1)	$1,784	(2)	$4,198	(2)	$12,942
Non-current	13,542		—		11,588		25,130	16,660		—		10,747		27,407

	$19,971		$1,841		$15,928		$37,740	$23,620		$1,784		$14,945		$40,349

(1)	Included in accounts payable and accrued liabilities.
(2)	Included in employee compensation and benefits.

Financial Guarantees

Substantially all of the Company’s wholly owned companies guarantee the 11.0% senior subordinated notes maturing on January 15, 2014, the Company’s first lien senior secured term loan and the Company’s revolving credit facility. These guarantees are full and unconditional and joint and several. Other companies of the Company that are not guarantors are considered minor.

9. Stockholders’ Equity

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that, under U.S. GAAP, are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. For the three and six months ended June 30, 2010, there was no reportable amount of other comprehensive income net of tax compared to the $0.4 million and $0.7 million for the three and six months ended June 30, 2009.

2007 Stock Incentive Plan

The fair value of the stock option grants for the six months ended June 30, 2010 and 2009 under FASB ASC Topic 718, “Compensation – Stock Compensation,” was estimated on the date of the grants using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2010	2009

Risk-free interest rate	2.57%	2.62%
Expected Life	6.25 year	6.25 years
Dividend yield	0%	0%
Volatility	44.18%	54.34%
Weighted-average fair value	$2.81	$5.49

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

There were 87,212 and 90,000 new stock options granted in the three months ended June 30, 2010 and 2009, respectively. There were 531,339 and 328,253 new stock options granted in the six months ended June 30, 2010 and 2009, respectively.

There were no options exercised during the three and six months ended June 30, 2010. As of June 30, 2010, there was $4.2 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 3.2 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

The following table summarizes stock option activity during the six months ended June 30, 2010 under the 2007 Stock Incentive Plan:

	Number of Shares	Weighted - Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	576,549	$12.07
Granted	531,339	$6.06
Exercised	—	$—
Forfeited or cancelled	(93,000)	$10.46

Outstanding at June 30, 2010	1,014,888	$9.07	8.82	$391

Fully vested and expected to vest at June 30, 2010 (assuming a 5% forfeiture rate)	942,804	$9.21	8.78	$351

Exercisable at June 30, 2010	237,388	$13.53	7.51	$—

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.

Compensation related to stock option grants and stock awards included in general and administrative expenses was $0.5 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively. The amount of compensation included in general and administrative expenses was $0.8 million and $0.7 million for the six months ended June 30, 2010, and 2009 respectively. The amount of compensation included in cost of services was $0.3 million and $0.3 million for the three months ended June 30, 2010, and 2009, respectively. The amount of compensation included in cost of service expenses was $0.4 and $0.5 million for the six months ended June 30, 2010, and 2009, respectively.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. Fair Value Measurements

Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table summarizes the valuation of the Company’s interest rate hedge transactions as of June 30, 2010 by the FASB ASC Topic 820, “Fair Value Measurement and Disclosures,” fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate cap	$—	$106	$—	$106
Interest rate swap	$—	$—	$—	$—

The Company entered into an interest rate cap agreement and an interest rate swap agreement on June 30, 2010 as required by the refinancing described in Note 11. The interest rate cap agreement is for a notional amount of $70.0 million with a cap rate on 1 month LIBOR of 2.0% from July 2010 to December 2011. The interest rate swap agreement is for a notional amount of $70.0 million with an interest rate of 2.3% from January 2012 to June 2013. The Company paid $0.1 million for the interest rate cap and the interest rate swap had no value at inception. As the Company entered into both of these transactions on June 30, 2010, the values on that date are deemed to equal the cost of the transactions. The interest rate swap had no cost at inception and is categorized as Level 2.

The change in fair value of interest rate hedge transactions designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations is reported in accumulated other comprehensive income.

11. Debt

The Company’s long-term debt is summarized as follows (dollars in thousands):

	As of June 30, 2010	As of December 31, 2009
Revolving Credit Facility, base interest rate, comprised of prime plus 2.75% (6.00% at June 30, 2010) collateralized by substantially all assets of the Company, due 2012	$1,000	$11,000

Revolving Credit Facility, interest rate based on LIBOR plus 3.75% (5.25% at June 30, 2010) collateralized by substantially all assets of the Company, due 2012	—	61,000

Term Loan, interest rate based on LIBOR plus 3.75% (5.25% at June 30, 2010) collateralized by substantially all assets of the Company, due 2015	356,510	248,300

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of June 30, 2010	As of December 31, 2009
2014 Senior Subordinated Notes, interest rate 11.0%, with an original issue discount of $385 and $438 at June 30, 2010 and December 31, 2009, respectively, interest payable semiannually, principal due 2014, unsecured	129,615	129,562

Notes payable, interest rate fixed at 6.5%, payable in monthly installments, collateralized by a first priority deed of trust, due December 2018	1,478	1,544

Insurance premium financing	1,458	5,071

Hospice/Home Health Acquisition note, interest rate fixed at 6.00%, payable in annual installments	9,932	—

Present value of capital lease obligations at effective interest rates, collateralized by property and equipment	2,193	2,202

Total long-term debt and capital leases	502,186	458,679

Less amounts due within one year	(9,389)	(7,823)

Long-term debt and capital leases, net of current portion	$492,797	$450,856

On April 9, 2010, the Company entered into an up to $360.0 million term loan and a $100.0 million revolving credit facility (the “Restated Credit Agreement”) that amended and restated the senior secured term loan and revolving credit facility that were set to mature in June 2012. As of June 30, 2010, there was $1.0 million outstanding on the revolving credit facility.

The term loan requires principal payments of 0.25% of the original principal amount issued on the last business day of each of March, June, September and December, commencing on June 30, 2010, with the balance due April 9, 2016. Amounts borrowed under the term loan may be prepaid at any time without penalty except for LIBOR breakage costs. Commitments under the revolving loan terminate on April 9, 2015. However, if any of the 2014 Senior Subordinated Notes remain outstanding on October 14, 2013, then the maturity date of the term loan and revolving loan will be October 14, 2013. Amounts borrowed pursuant to the Restated Credit Agreement are secured by substantially all of the Company’s assets.

Under the Restated Credit Agreement, the Company must maintain compliance with specified financial covenants measured on a quarterly basis. The Restated Credit Agreement also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the Restated Credit Agreement, subject to certain exceptions and minimum thresholds, the Company is required to apply all of the proceeds from any issuance of debt, as much as half of the proceeds from any issuance of equity, half of the Company’s annual Consolidated Excess Cash Flow, as defined in the Restated Credit Agreement, and amounts received in connection with any sale of the Company’s assets to repay the outstanding amounts under the Restated Credit Agreement.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Loans outstanding under the Restated Credit Agreement bear interest, at the Company’s election, either at the prime rate plus an initial margin of 2.75% or the London Interbank Offered Rate (“LIBOR”) plus an initial margin of 3.75%. Under the terms of the Restated Credit Agreement there is a LIBOR floor of 1.50%. The Company has a 0.5% commitment fee on the unused portion of the revolving line of credit. The Company has the right to increase its borrowings under the term loan and/or the revolving loan up to an aggregate amount of $150 million provided that the Company is in compliance with the Restated Credit Agreement, that the additional debt would not cause any covenant violation of the Restated Credit Agreement, and that existing or new lenders within the Restated Credit Agreement or new lenders agree to increase their commitments. To reduce the risk related to interest rate fluctuations, the Restated Credit Agreement requires the Company to enter into an interest rate swap, cap or similar agreement to effectively fix or cap the interest rate on 40% of its funded long-term debt. The Company entered into two interest rate hedge transactions, as described in Note 10 – “Fair Value Measurements”, in order to comply with this requirement.

In addition, the Company expensed certain new and existing deferred financing in the amount of $6.6 million. In conjunction with the closing of the refinancing, the Company terminated its existing swap agreements as they were incompatible with the new financing due to the existence of the LIBOR floor. The termination of the swap agreements cost $0.4 million, which was recorded as debt retirement costs.

The Company issued a $10.0 million note as part of the purchase consideration for the Hospice/Home Health Acquisition. The note bears interest at 6.00% with $2.0 million of principal due annually beginning November 1, 2010.

12. Discontinued Operations

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

The Company continues to operate its hospice businesses in Foothill Ranch, California, Arizona, Idaho, Montana, Nevada, and New Mexico.

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2010	2009	2010	2009
Net operating revenues	$—	$200	$—	$461
Loss from discontinued operations before income tax	—	(156)	—	(241)
Tax benefit	—	61	—	94

Loss from discontinued operations	$—	$(95)	$—	$(147)

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13. Subsequent Events

For a detailed discussion of the Company’s subsequent event, see Note 8, “Commitments and Contingencies—Litigation.”

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

Business Overview

We are a holding company that owns subsidiaries that operate skilled nursing facilities, assisted living facilities, hospices, home health providers and a rehabilitation therapy business. We have an administrative service company that provides a full complement of administrative and consultative services that allows our facility operators and third-party facility operators with whom we contract to better focus on delivery of healthcare services. We have one such service agreement with an unrelated facility operator. These subsidiaries focus on providing high-quality care to our patients and have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of June 30, 2010, we owned or leased 79 skilled nursing facilities and 22 assisted living facilities, together comprising 11,076 licensed beds. Our facilities, approximately 74.3% of which we own, are located in California, Texas, Iowa, Kansas, Missouri, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. For the three months ended June 30, 2010, we generated approximately 81.5% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, hospice care and home health services.

Recent Developments

As discussed in Note 8 – “Commitments and Contingencies,” on July 6, 2010 a jury in Humboldt County, California reached a verdict against us in the amount of $677 million in connection with the case entitled Lavender (Bates) v. Skilled Healthcare Group, Inc. and twenty-three of its companies. For additional information about this litigation, see “—Liquidity and Capital Resources—Other Factors Affecting Liquidity and Capital Resources.”

Revenue

Revenue by Service Offering

We operate our business in two reportable segments: long-term care services and ancillary services. Long-term care services includes the operation of skilled nursing and assisted living facilities as well as an administrative service company that provides a full complement of administrative and consultative services that allows its facility operators and those unrelated facility operators, with whom we contract, to better focus on delivery of healthcare services. Long-term care services is the most significant portion of our business. Ancillary services include our integrated and third-party rehabilitation therapy, hospice and home health businesses.

In our long-term care services segment, we derive the majority of our revenue by providing skilled nursing care and integrated rehabilitation therapy services to residents in our network of skilled nursing facilities. The remainder of our long-term care segment revenue is generated by our assisted living facilities. In our ancillary services segment, we derive revenue by providing related healthcare services, including our rehabilitation therapy services provided to third-party facilities, hospice care and home health care.

The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2010		2009
	Revenue	Revenue	Revenue	Revenue	Increase/(Decrease)
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$163,839	81.5%	$161,659	84.1%	$2,180	1.3%
Assisted living facilities	6,173	3.1	5,950	3.1	223	3.7

Total long-term care services	170,012	84.6	167,609	87.2	2,403	1.4
Ancillary services:
Third-party rehabilitation therapy services	18,458	9.2	19,822	10.3	(1,364)	(6.9)
Hospice	9,842	4.9	4,723	2.5	5,119	108.4
Home Health	2,659	1.3	—	—	2,659	100.0

Total ancillary services	30,959	15.4	24,545	12.8	6,414	26.1

Total	$200,971	100.0%	$192,154	100.0%	$8,817	4.6%

	Six Months Ended June 30,
	2010		2009
	Revenue	Revenue	Revenue	Revenue	Increase/(Decrease)
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$326,919	83.8%	$321,070	84.4%	$5,849	1.8%
Assisted living facilities	12,320	3.1	12,075	3.2	245	2.0

Total long-term care services	339,239	86.9	333,145	87.6	6,094	1.8
Ancillary services:
Third-party rehabilitation therapy services	35,464	9.1	38,058	10.0	(2,594)	(6.8)
Hospice	12,928	3.3	9,025	2.4	3,903	43.2
Home Health	2,659	0.7	—	0.0	2,659	100.0

Total ancillary services	51,051	13.1	47,083	12.4	3,968	8.4

Total	$390,290	100.0%	$380,228	100.0%	$10,062	2.6%

Sources of Revenue

The following table sets forth revenue consolidated by state and revenue by state as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2010		2009
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$83,663	41.6%	$85,704	44.7%
Texas	47,244	23.5	48,390	25.2
New Mexico	21,416	10.7	20,909	10.9
Kansas	15,108	7.5	14,291	7.4
Missouri	14,067	7.0	13,903	7.2
Nevada	11,684	5.8	7,922	4.1
Other	7,789	3.9	1,035	0.5

Total	$200,971	100.0%	$192,154	100.0%

	Six Months Ended June 30,
	2010		2009
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$166,008	42.5%	$169,992	44.7%
Texas	94,191	24.1	95,768	25.2
New Mexico	42,285	10.8	41,852	11.0
Kansas	29,875	7.7	28,184	7.4
Missouri	14,067	3.6	27,717	7.3
Nevada	19,424	5.0	15,528	4.1
Other	24,441	6.3	1,187	0.3

Total	$390,291	100.0%	$380,228	100.0%

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

The following table sets forth our Medicare, managed care, private pay/other and Medicaid patient days as a percentage of total patient days and the level of skilled mix for our skilled nursing facilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Medicare	16.1%	16.6%	16.1%	16.9%
Managed care	6.8	7.0	6.8	7.1

Skilled mix	22.9	23.6	22.9	24.0
Private pay and other	16.8	17.9	16.7	17.9
Medicaid	60.3	58.5	60.4	58.1

Total	100.0%	100.0%	100.0%	100.0%

Our skilled mix was lower in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 primarily due to new and re-admissions staying flat coupled by a decrease in overall average length of stay. We attribute the shortened length of stays to the challenging economic environment which affects those patients wishing to avoid co-pays, which results in their early discharge as compared to historical trends. While admissions remain flat, we continue to face competitive pressures, primarily due to the development of new facilities in Texas near our existing facilities.

Assisted Living Facilities. Within our assisted living facilities, which are mostly in Kansas, we generate our revenue primarily from private pay sources, with a small portion earned from Medicaid or other state specific programs.

Ancillary Service Segment

Rehabilitation Therapy. As of June 30, 2010, we provided rehabilitation therapy services to a total of 169 healthcare facilities, including 68 of our facilities, as compared to 179 facilities, including 67 of our facilities, as of June 30, 2009. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. The net decrease of 10 facilities serviced was comprised of 25 new facilities serviced, net of 35 cancellations. Of the 35 cancellations, 24 facilities were operated by two customers, one of whom was canceled for non-payment. In the three and six months ended June 30, 2009, facilities operated by these two customers contributed $3.3 and $6.5 million of revenue to rehabilitation therapy services. While margins for these two customers were lower than our other rehabilitation therapy customers on average, there has been a negative impact to rehabilitation therapy revenue in 2010 as a result of these cancellations if we are not successful in replacing these contracts. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party skilled nursing facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered.

Hospice. We provide hospice care in California and New Mexico. In addition, as of May 1, 2010, we provided hospice care in Arizona, Nevada, Idaho, and Montana due to the acquisition of substantially all of the assets of five Medicare-certified hospice companies and four Medicare-certified home health companies located in Arizona, Idaho, Montana and Nevada (the “Hospice/Home Health Acquisition”). We derive substantially all of the revenue from our hospice business from Medicare and managed care reimbursement for hospice services. Our objective is to increase the number of patients that each of our hospice programs serves, thus improving our site-level margins and leveraging our overhead.

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

Home Health. We provide home health care in Arizona, Nevada, Idaho and Montana. We derive substantially all of the revenue from our home health business from Medicare. Net service revenue is recorded under the Medicare payment program (“PPS”) based on a 60-day episode payment rate that is subject to downward adjustment based on certain variables including, but not limited to: (a) an outlier payment if our patient’s care was unusually costly; (b) a low utilization adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments.

Regulatory and Other Governmental Actions Affecting Revenue

The following table summarizes the amount of revenue that we received from each of the payor classes in the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2010		2009
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
Medicare	$74,384	37.0%	$69,097	36.0%
Medicaid	63,311	31.5	59,099	30.7

Subtotal Medicare and Medicaid	137,695	68.5	128,196	66.7
Managed Care	18,016	9.0	17,972	9.4
Private pay and other	45,260	22.5	45,986	23.9

Total	$200,971	100.0%	$192,154	100.0%

	Six Months Ended June 30,
	2010		2009
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
Medicare	$140,078	35.9%	$137,720	36.2%
Medicaid	126,036	32.3	116,398	30.7

Subtotal Medicare and Medicaid	266,114	68.2	254,118	66.9
Managed Care	36,253	9.3	36,245	9.5
Private pay and other	87,923	22.5	89,865	23.6

Total	$390,290	100.0%	$380,228	100.0%

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

On August 11, 2009, CMS published its final rule on the fiscal year 2010 per diem payment rates for skilled nursing facilities. Under the final rule, CMS revised and rebased the skilled nursing facility market basket, resulting in a 2.2% market basket increase factor for fiscal year 2010. The fiscal year 2010 market basket adjustment will increase aggregate payments to skilled nursing facilities nationwide by approximately $690.0 million. Additionally, in the final rule, CMS recalibrated the parity adjustment to result in a reduction in payments to skilled nursing facilities by approximately 3.3%, or $1.05 billion. CMS noted that the negative $1.05 billion adjustment described in the final rule will be partially offset by the fiscal year 2010 market basket adjustment factor of 2.2%, or $690.0 million, with a net result of a reduction in payments to skilled nursing facilities of approximately $360.0 million. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“PPACA”), which contained several sweeping changes to America’s health insurance system. Among other reforms contained in the PPACA, many Medicare providers received reductions in their market basket updates. However, unlike for some other Medicare services, the PPACA makes no reduction to the market basket update for skilled nursing facilities in fiscal years 2010 or 2011. Notwithstanding the absence of a market basket update or reduction in fiscal years 2010 or 2011 under the PPACA, the skilled nursing facility market basket update will be subject to a full productivity adjustment beginning in fiscal year 2012. Should subsequent federal legislation or regulatory activities result in the reduction of payments to skilled nursing facilities, the loss of revenue associated with future changes in skilled nursing facility payments could, in the future, have an adverse impact on our financial condition or results of operations.

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

Hospice Medicare Cap. Various provisions were included in Section 1814 of the Social Security Act, the legislation creating the Medicare hospice benefit, to manage the cost to the Medicare program for hospice. These measures include the patient’s waiver of curative care requirement, the six-month terminal prognosis requirement and the Medicare payment caps. The Medicare hospice benefit includes two fixed annual caps on payment, both of which are assessed on a hospice-specific basis. One cap is an absolute dollar amount; the other limits the number of days of inpatient care. None of our hospice programs exceeded the payment limits on general inpatient care services for the three and six months ended June 30, 2010 and 2009. The caps are calculated from November 1 through October 31 of each year.

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

Results of Operations

The following table summarizes some of our key performance indicators, along with other statistics, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Occupancy statistics (skilled nursing facilities):
Available beds in service at end of period	9,227	9,123	9,227	9,123
Available patient days	840,527	830,193	1,673,045	1,639,183
Actual patient days	701,608	697,509	1,399,149	1,382,455
Occupancy percentage	83.5%	84.0%	83.6%	84.3%
Average daily number of patients	7,710	7,665	7,730	7,638

Revenue per patient day (skilled nursing facilities prior to intercompany eliminations)
LTC only Medicare (Part A)	$495	$499	$496	$498
Medicare blended rate (Part A & B)	557	557	558	554
Managed care	375	369	378	368
Medicaid	149	145	149	145
Private and other	169	162	169	162
Weighted-average for all	$234	$232	$234	$233

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	80.6	79.6	80.4	79.3
Rent cost of revenue	2.4	2.4	2.4	2.4
General and administrative	3.0	3.5	3.2	3.4
Depreciation and amortization	3.0	3.0	3.1	3.0

	89.0	88.5	89.1	88.1

Other income (expenses):
Interest expense	(4.6)	(4.3)	(4.2)	(4.3)
Interest income	0.1	0.2	0.1	0.1
Other expense	0.3	—	0.1	—
Equity in earnings of joint venture	0.3	0.4	0.4	0.4
Debt Retirement Costs	(3.5)	—	(1.8)	—

Total other expenses, net	(7.4)	(3.7)	(5.4)	(3.8)

Income from continuing operations before provision for income taxes	3.6	7.8	5.5	8.1

Provision for income taxes	1.4	3.0	2.1	3.0

Income from continuing operations	2.2	4.8	3.4	5.1
Loss from discontinued operations, net of tax	—	—	—	—

Net income	2.2%	4.8%	3.4%	5.1%

EBITDA	11.1%	14.9%	12.7%	15.2%
Adjusted EBITDA	14.5%	14.9%	14.5%	15.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Reconciliation from net income to EBITDA and Adjusted EBITDA (in thousands):
Net income	$4,545	$9,079	$13,426	$19,082
Interest expense, net of interest income	8,968	7,821	16,024	15,720
Provision for income taxes	2,766	5,797	8,360	11,581
Depreciation and amortization expense	5,992	5,867	11,936	11,344

EBITDA	22,271	28,564	49,746	57,727
Disposal of fixed assets	(583)	—	(579)	60
Discontinued operations	—	95	—	147
Debt Retirement Costs	7,010	—	7,010	—
Acquisition Costs	400	—	400	—

Adjusted EBITDA	$29,098	$28,659	$56,577	$57,934

(1)	We define EBITDA as net income before depreciation, amortization and interest expense (net of interest income) and the provision for (benefit from) income taxes. EBITDA margin is EBITDA as a percentage of revenue. Adjusted EBITDA is EBITDA adjusted for the following (each to the extent applicable in the appropriate period):

•	discontinued operations, net of tax;

•	the change in fair value of an interest rate hedge not qualifying for hedge accounting;

•	gains or losses on sale of assets;

•	provision for the impairment of long-lived assets, including goodwill; and

•	the write-off of deferred financing costs of extinguished debt;

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

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue. Revenue increased $8.8 million, or 4.6%, to $201.0 million in the three months ended June 30, 2010 from $192.1 million in the three months ended June 30, 2009.

The following table shows revenue dollars and revenue percentage for long-term care services:

	Three Months Ended June 30,
	2010		2009		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Long-term care services:
Skilled nursing facilities	$163.8	81.5%	$161.7	84.1%	$2.1	1.3%
Assisted living facilities	6.2	3.1	6.0	3.1	0.2	3.7

Total long-term care services	$170.0	84.6%	$167.7	87.2%	$2.3	1.4%

	Six Months Ended June 30,
	2010		2009		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Long-term care services:
Skilled nursing facilities	$326.9	83.8%	$321.1	84.4%	$5.8	1.8%
Assisted living facilities	12.3	3.1	12.1	3.2	0.2	2.0

Total long-term care services	$339.2	86.9%	$333.2	87.6%	$6.0	1.8%

Skilled nursing facility revenue increased $0.9 million due to the addition of the December 2009 acquisition of a facility in Davenport, Iowa. Our newly developed facility in Ft. Worth, Texas is in its final states of accreditation and had a negligible amount of private pay revenue in the three months ended June 30, 2010. Additionally, for skilled nursing facilities operated for all of 2009 and the three months ended June 30, 2010, revenue increased $1.4 million due to a higher weighted average per patient day rate from Medicare, Medicaid and managed care pay sources, offset by a $0.2 million decrease due to a decline in occupancy rates. Overall per patient day rates were negatively impacted by the decrease in our skilled mix in the three months ended June 30, 2010 as compared to June 30, 2009. We believe our skilled mix declined to 22.9% in the three months ended June 30, 2010 from 23.6% in the three months ended June 30, 2009 primarily due to new admission and re-admissions staying flat coupled by a decrease in overall average length of stay. We attribute the shortened length of stays to the challenging economic environment which affects those patients wishing to avoid co-pays, which results in their early discharge as compared to historical trends patients’ average length of stay was also negatively impacted by more home and community based programs made available for patients. While admissions remain flat, we continue to face competitive pressures, primarily due to the development of new facilities in Texas near our existing facilities. Our average daily Part A Medicare rate decreased 0.8% to $495 in the three months ended June 30, 2010 from $499 in the three months ended June 30, 2009 due to a 1.1% Medicare rate reduction effective October 1, 2009 which was partially offset by a higher acuity mix. Our average daily Medicaid rate increased 2.8% to $149 in the three months ended June 30, 2010 from $145 per day in the three months ended June 30, 2009, primarily due to increased Medicaid rates in Texas, Nevada and Missouri. We have experienced net reductions in Medicaid rates in California and Kansas. Revenue at our assisted living facilities increased to $6.2 million in the three months ended June 30, 2010 from $6.0 million in the three months ended June 30, 2009, primarily due to our newly developed facility in Tonganoxie, Kansas, which opened in April 2009 and was not fully occupied in the three months ended June 30, 2009.

The following table shows revenue dollars and revenue percentage for ancillary services:

	Three Months Ended June 30,
	2010		2009		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Ancillary services:
Third-party rehabilitation therapy services	$18.5	9.2%	$19.8	10.3%	$(1.3)	(6.9)%
Hospice	9.8	4.9	4.7	2.5	5.1	108.4
Home Health	2.7	1.3	—	—	2.7	100.0

Total ancillary services	$31.0	15.4%	$24.5	12.8%	$6.5	26.1%

	Six Months Ended June 30,
	2010		2009		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Ancillary services:
Third-party rehabilitation therapy services	$35.5	9.1%	$38.1	10.3%	$(2.6)	(6.8)%
Hospice	12.9	3.3	9.0	2.5	3.9	43.2
Home Health	2.7	0.7	—	—	2.7	100.0

Total ancillary services	$51.1	13.1%	$47.1	12.8%	$4.0	26.1%

The decrease in rehabilitation therapy services revenue resulted primarily from a decrease in therapy services under existing third-party facility contracts due to the decrease in facilities serviced. For a detailed discussion of the decrease in facilities serviced, see “Sources of Revenue – Ancillary Service Segment” in the unaudited condensed consolidated financial statements under Part I, Item 2 of this report. Hospice revenue increased primarily due to the May 2010 Hospice/Home Health Acquisition in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Cost of Services Expenses. Cost of services expenses increased $9.1 million, or 5.9%, to $162.0 million, or 80.6% of revenue, in the three months ended June 30, 2010, from $152.9 million, or 79.5% of revenue, in the three months ended June 30, 2009.

The following table shows cost of service dollars (prior to intersegment eliminations) and cost of services as a percentage of revenue for long-term care services:

	Three Months Ended June 30,
	2010		2009		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Long-term care services:
Skilled nursing facilities	$128.7	78.6%	$125.8	77.8%	$2.9	2.3%
Assisted living facilities	4.4	71.0	4.3	71.7	0.1	2.3
Regional operations support	5.6	n/a	4.9	n/a	0.7	14.3

Total long-term care services	$138.7	81.6%	$135.0	80.5%	$3.7	2.7%

	Six Months Ended June 30,
	2010		2009		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Long-term care services:
Skilled nursing facilities	$255.9	78.3%	$249.1	77.6%	$6.8	2.7%
Assisted living facilities	8.7	70.7	$8.5	70.2	0.2	2.4
Regional operations support	11.2	n/a	$10.7	n/a	0.5	4.7

Total long-term care services	$275.8	81.3%	$268.3	80.5%	$7.5	2.8%

Cost of services expenses at our skilled nursing facilities increased $1.2 million due to the opening of the Fort Worth Center of Rehabilitation and acquisition of St. Mary Healthcare, and $1.7 million from operating costs increasing at facilities acquired or developed prior to January 1, 2009 by $3 per patient day, or 1.7%, to $183 per patient day in the three months ended June 30, 2010 from $180 per patient day in the three months ended June 30, 2009. The $1.7 million increase in operating costs resulted from a $1.0 million increase in labor costs, or 1.6%, on a per patient day basis, as the fixed labor costs increased as a percent of total labor costs due to the decline in census and also due to slight labor rate increases. Additionally, the increase in operating costs resulted from a $0.7 million increase in taxes and licenses. Cost of services expenses at our assisted living facilities increased $0.1 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

The following table shows cost of service dollars (prior to intersegment eliminations), revenue (prior to intersegment eliminations) and cost of services as a percentage of revenue (prior to intersegment eliminations) for ancillary services:

	Three Months Ended June 30,
	2010			2009			Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Revenue (prior to intersegment eliminations)	Revenue (prior to intersegment eliminations) percentage	Cost of Service Dollars (prior to intersegment eliminations)	Revenue (prior to intersegment eliminations)	Revenue (prior to intersegment eliminations) percentage	Dollars	Percentage
	(dollars in millions)
Ancillary services:
Third-party rehabilitation therapy therapy services	$29.5	$35.2	83.8%	$30.8	$36.4	84.6%	$(1.3)	(4.2)%
Hospice	8.4	9.8	85.7	4.3	4.7	121.3	2.7	47.4
Home Health	2.2	2.7	81.5	—	—	—	2.2	100.0

Total ancillary services	$40.1	$47.7	84.1%	$35.2	$41.1	85.6%	$4.9	13.9%

	Six Months Ended June 30,
	2010			2009			Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Revenue (prior to intersegment eliminations)	Revenue (prior to intersegment eliminations) percentage	Cost of Service Dollars (prior to intersegment eliminations)	Revenue (prior to intersegment eliminations)	Revenue (prior to intersegment eliminations) percentage	Dollars	Percentage
	(dollars in millions)
Ancillary services:
Third-party rehabilitation therapy therapy services	$58.0	$69.0	84.1%	$60.4	$71.8	84.1%	$(2.4)	(4.0)%
Hospice	11.4	12.9	88.4	8.1	9.0	90.0	3.3	40.7
Home Health	2.2	2.7	81.5	—	—	—	2.2	100.0

Total ancillary services	$71.6	$84.6	84.6%	$68.5	$80.8	84.8%	$3.1	4.5%

Rehabilitation therapy costs as a percentage of revenue decreased to 83.8% from 84.6% in the three months ended June 30, 2010, as compared to the same period in 2009, as the result of lower compensation expense as a percent of revenue as well as a decrease in bad debt expense. Cost of services expense in our hospice business was challenged by labor inefficiencies in our California operations in the three months ended June 30, 2009, which have since been mostly remediated. The increase in hospice cost of services was primarily due to the previously mentioned May 2010 Hospice/Home Health Acquisition. Hospice and home health costs of services included $0.4 million of acquisition related costs in the three months ended June 30, 2010 which will not recur.

Rent cost of revenue. Rent cost of revenue increased by $0.3 million, or 6.7%, to $4.8 million, or 2.4% of revenue, in the three months ended June 30, 2010 from $4.5 million, or 2.4% of revenue, in the three months ended June 30, 2009 primarily due to rent costs of facilities relating to the Hospice/Home Health Acquisition and rent rate increases for our pre-existing facilities.

General and Administrative Services Expenses. Our general and administrative services expenses decreased $0.7 million, or 0.1%, to $6.1 million, or 3.0% of revenue, in the three months ended June 30, 2010 from $6.8 million, or 3.6% of revenue, in the three months ended June 30, 2009 primarily due to the higher legal and accounting costs of $0.9 million in the three months ended June 30, 2009.

Depreciation and Amortization. Depreciation and amortization increased by $0.2 million, or 3.4%, to $6.0 million in the three months ended June 30, 2010 from $5.8 million in the three months ended June 30, 2009. This increase primarily resulted from increased depreciation and amortization related to the opening of the Dallas Center of Rehabilitation skilled nursing facility as well as new assets placed in service subsequent to April 1, 2009. We expect that depreciation costs will continue to increase as our new Forth Worth, Texas skilled nursing facility is placed in service in third quarter of 2010 as well as from depreciation recorded for assets placed in service during 2010.

Interest Expense. Interest expense increased by $0.9 million, or 11.2%, to $9.1 million in the three months ended June 30, 2010 from $8.2 million in the three months ended June 30, 2009. The increase in our interest expense was primarily due to a increase in the average interest rate on our debt from 5.8% in the three months ended June 30, 2009 to 6.6% in the three months ended June 30, 2010, which resulted in which resulted in additional interest expense of $1.0 million. Average debt outstanding increased by $15.3 million, from $480.0 million in the three months ended June 30, 2009 to $495.3 million in the three months ended June 30, 2010 which resulted in additional interest expense of $0.2 million. The remainder of the variance in interest expense was due to a $0.3 million decrease in deferred financing fee amortization. The all in rate for the three months ended June 30, 2010 was 7.6%, as compared to 6.8% for the three months ended June 30, 2009.

Interest Income. Our interest income decreased by $0.2 million, to $0.2 million in the three months ended June 30, 2010 from $0.4 million in the three months ended June 30, 2009 due to a decrease in outstanding notes receivable.

Equity in Earnings of Joint Venture. Equity earnings of our joint venture remained consistent at $0.7 million for the three months ended June 30, 2010 and 2009.

Debt Retirement Cost. Debt Retirement Cost increased by $7.0 million for the three months ended June 30, 2010 due to the expensing of new and existing deferred financing fees of $6.6 million and $0.4 million of costs associated with the early termination costs of two interest rate swaps in April 2010, which were incompatible with the refinanced credit facility.

Provision for Income Taxes. Our provision for income taxes for the three months ended June 30, 2010 was $2.8 million, or 37.8% of pre-tax earnings, as compared to $5.7 million, or 38.7% of pre-tax earnings for the three months ended June 30, 2009. The decrease in tax expense during the three months ended June 30, 2010 was due primarily to a $7.4 million decrease in pre-tax earnings as compared to the prior period.

EBITDA. EBITDA decreased by $6.3 million to $22.3 million in the three months ended June 30, 2010 from $28.6 million in the three months ended June 30, 2009. The $6.3 million decrease was primarily related to the $7.0 million increase in debt retirement cost offset by the $0.7 million decrease in general and administrative services expenses, all discussed above.

Income from Continuing Operations. Income from continuing operations decreased by $4.7 million to $4.5 million in the three months ended June 30, 2010 from $9.2 million in the three months ended June 30, 2009. The $4.7 million decrease was related primarily to the $7.0 million increase of debt retirement costs, $0.9 million increase in interest expenses, and $0.3 million increase in rent cost of revenue, a $0.2 million increase in depreciation and amortization, partially offset by the $3.0 million decrease in income tax expense and $0.7 million decrease in general and administrative services expenses, all discussed above.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue. Revenue increased $10.1 million, or 2.7%, to $390.3 million in the six months ended June 30, 2010, from $380.2 million in the six months ended June 30, 2009.

The increase in skilled nursing facilities revenue resulted primarily by $6.8 million due to the addition of acquired and developed facilities since the beginning of 2009, which includes the opening of the Dallas Center of Rehabilitation, and the acquisition of two facilities in Iowa. Additionally, for skilled nursing facilities operated for all of 2009 and the six months ended June 30, 2010, revenue increased $1.6 million due to a higher weighted average per patient day rate from Medicare, Medicaid and managed care pay sources, offset by a $3.1 million decrease due to a decline in occupancy rates. Our revenue related to the administration of third party facilities decreased $0.6 million. Per patient day rates were negatively impacted by the decrease in our skilled mix in the six months ended June 30, 2010 as compared to June 30, 2009. We believe our skilled mix declined to 22.9% in the six months ended June 30, 2010 from 24.0% in the six months ended June 30, 2009 primarily due to new and re-admissions staying flat coupled by a decrease in overall average length of stay in most payor classes. We attribute the shortened length of stays to various components including the demand and government support in discharging patients home sooner coupled with a challenging economic environment which affects those patients wishing to avoid co-pays, which results in their early discharge as compared to historical trends. While admissions remain flat, we continue to face competitive pressures, primarily due to the development of new facilities in Texas near our existing facilities. Our average daily Part A Medicare rate decreased 0.4% to $496 in the six months ended June 30, 2010 from $498 in the six months ended June 30, 2009 due to a 1.1% Medicare rate reduction effective October 1, 2009. Our average daily Medicaid rate increased 2.8% to $149 in the six months ended June 30, 2010 from $145 per day in the six months ended June 30, 2009, primarily due to increased Medicaid rates in Texas, Nevada and Missouri. We have experienced net reductions in Medicaid rates in California and Kansas. Revenue at our assisted living facilities increased to $0.2 million in the six months ended June 30, 2010 from $12.0 million in the six months ended June 30, 2009, primarily due to our newly developed facility in Tonganoxie, Kansas, which opened in April 2009 and was not fully occupied in the six months ended June 30, 2009.

The decrease in rehabilitation therapy services revenue resulted primarily from a decrease in therapy services under existing third-party facility contracts due to the decrease in facilities serviced. For a detailed discussion of the decrease in facilities serviced, see “Sources of Revenue – Ancillary Service Segment” in the unaudited condensed consolidated financial statements under Part I, Item 2 of this report. Therapy services revenue was also negatively impacted in the six months ended June 30, 2010 by the delay in extending the outpatient therapy cap exception. Hospice and home health revenue increased in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, as a result of the May 2010 Hospice/Home Health Acquisition.

Cost of Services Expenses. Our cost of services expenses increased $12.1 million, or 4.0%, to $313.7 million, or 80.4% of revenue, in the six months ended June 30, 2010, from $301.6 million, or 79.3% of revenue, in the six months ended June 30, 2009.

Cost of services expenses at our skilled nursing facilities increased $5.6 million due to the addition of acquired and developed facilities since the beginning of 2009, which includes the opening of the Dallas Center of Rehabilitation, Fort Worth Center of Rehabilitation, and the acquisition of two facilities in Iowa, and $1.2 million resulted from operating costs increasing at facilities acquired or developed prior to January 1, 2009 by $3 per patient day, or 1.7%, to $182 per patient day in the three months ended June 30, 2010 from $179 per patient day in the three months ended June 30, 2009. The $1.2 million increase in operating costs resulted from a $1.9 million increase in labor costs, or 2.3%, on a per patient day basis, as the fixed labor costs increased as a percent of total labor costs due to the decline in census and also due to slight labor rate increases. Additionally, the increase in operating costs resulted from a $1.1 million increase in taxes and licenses and $0.2 million increase in other operating expenses. These cost increases were partially offset by a $2.0 million decrease in bad debt expense. Cost of services expenses at our assisted living facilities increased $0.2 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Rehabilitation therapy costs as a percentage of revenue remained consistent at 84.1% in the six months ended June 30, 2010, as compared to the same period in 2009. The increase in hospice cost of services was the result of the May 2010 Hospice/Home Health Acquisition. Cost of services expense in our hospice business was challenged by labor inefficiencies in our California operations in 2009, which have since been mostly remediated. Hospice and home health costs of services included $0.4 million of acquisition related costs in the six months ended June 30, 2010 which will not recur.

Rent Cost of Revenue. Rent cost of revenue increased by $0.3 million, or 3.3%, to $9.4 million, or 2.4% of revenue, the six months ended June 30, 2010, from $9.1 million, or 2.4% of revenue, the six months ended June 30, 2009, primarily due to rent costs of facilities relating to the Hospice/Home Health Acquisition and rent rate increases for our pre-existing facilities.

General and Administrative Services Expenses. Our general and administrative services expenses decreased $0.6 million, or 4.6%, to $12.5 million, or 3.2% of revenue, in the six months ended June 30, 2010 from $13.1 million, or 3.4% of revenue, in the six months ended June 30, 2009. The decrease in our general and administrative expenses was primarily the result of the higher legal and accounting costs of $0.9 million included in the six months ended June 30, 2009.

Depreciation and Amortization. Depreciation and amortization increased by $0.6 million, or 5.3%, to $11.9 million, or 3.0% of revenue, in the six months ended June 30, 2010, from $11.3 million, or 3.0% of revenue, in the six months ended June 30, 2009. This increase primarily resulted from increased depreciation and amortization related to the opening of the Dallas Center of Rehabilitation skilled nursing facility as well as new assets placed in service during 2009 and 2010. We expect that depreciation costs will continue to increase as our new Forth Worth, Texas skilled nursing facility is placed in service in third quarter of 2010 as well as from depreciation recorded for assets placed in service during 2010.

Interest Expense. Interest expense increased by $0.1 million, or 0.7%, to $16.4 million in the six months ended June 30, 2010, from $16.3 million in the six months ended June 30, 2009. The increase in our interest expense was primarily due to a decrease in the average interest rate on our debt from 6.0% for the six months ended June 30, 2009, to 5.9% for the six months ended June 30, 2010, which resulted in a $0.2 million savings. Average debt outstanding increased by $0.7 million, from $479.0 million for the six months ended June 30, 2009 to $479.7 million for the six months ended June 30, 2010. The impact of the lower average interest rate and higher average debt balance was partially offset by $0.3 million increase in the amortization of deferred financing fees. The all in rate for the six months ended June 30, 2009 was 6.4%, as compared to 7.0% in the six months ended June 30, 2010.

Interest Income. Interest income decreased by $0.2 million, or 50.0%, to $0.4 million in the six months ended June 30, 2010 from $0.6 million in the six months ended June 30, 2009 due to a decrease in outstanding notes receivable.

Debt Retirement Cost. Debt Retirement Cost increased by $7.0 million for the six months ended June 30, 2010 due to the expensing of new and existing deferred financing fees of $6.6 million and $0.4 million of costs of two interest rate swaps in April 2010, which were incompatible with the refinanced credit facility.

Provision for Income Taxes. Our provision for income taxes for the six months ended June 30, 2010 was $8.4 million, or 38.4% of pre-tax earnings, as compared to $11.5 million, or 37.6% of pre-tax earnings for the six months ended June 30, 2009. The decrease in tax expense during the six months ended June 30, 2010 was due primarily to a $8.7 million decrease in pre-tax earnings as compared to the prior period. The decrease in income tax expense as a percentage of pre-tax earnings is the result of a $0.3 million reduction in our accrual for unrecognized tax benefits due to the expiration of a statute of limitations.

EBITDA. EBITDA decreased by $8.2 million, or 14.2%, to $49.7 million in the six months ended June 30, 2010, from $57.9 million in the six months ended June 30, 2009. The $8.2 million decrease was primarily related to the $7.0 million increase in debt retirement costs, a $0.6 million increase in depreciation and amortization, a $0.3 million increase in rent cost of revenue, a $0.1 million increase in interest expense, and a $0.2 million decrease in interest income, all discussed above.

Income from Continuing Operations. Net income decreased by $5.6 million, or 29.5%, to $13.4 million in the six months ended June 30, 2010, from $19.0 million in the six months ended June 30, 2009. The $5.6 million decrease was related primarily to the $8.2 decrease in EBITDA, a $0.3 million increase in rent cost of revenue, offset by the decrease in income tax expense of $3.1 million and interest income of $0.2 million, all discussed above.

Liquidity and Capital Resources

The following table presents selected data from our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2010	2009
Cash Flows from Continuing Operations
Net cash provided by operating activities	$38,511	$30,213
Net cash used in investing activities	(63,772)	(20,577)
Net cash provided by financing activities	21,890	344
Cash flows from discontinued operations	—	147

Net (decrease) increase in cash and equivalents	(3,371)	10,127
Cash and cash equivalents at beginning of period	3,528	2,047

Cash and cash equivalents at end of period	$157	$12,174

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Our principal sources of liquidity are cash generated by our operating activities and borrowings under our first lien revolving credit facility.

At June 30, 2010, we had cash of $0.2 million. Our available cash is held in accounts at third-party financial institutions. We have periodically invested in AAA money market funds. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.

Net cash provided by operating activities from continuing operations primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, provision for doubtful accounts, stock-based compensation, as well as the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2010 was $38.5 million and consisted of net income of $13.4 million, and adjustments for non-cash items of $30.1 million, offset by $5.0 million used for working capital and other activities. Working capital and other activities primarily consisted of a $7.0 million increase in accounts payable and accrued liabilities, $1.9 million of payments on notes receivable, and a $0.6 million increase in employee compensation and benefits, offset by an increase in accounts receivable of $9.0 million, a $1.3 million increase in other current and non-current assets, a $2.6 million decrease in insurance liability risks and a decrease in other long-term liabilities of $1.6 million. Days sales outstanding for continuing operations decreased from 47.0 for the three months ended December 31, 2009 to 44.5 for the three months ended June 30, 2010. The increase in accounts payable and accrued liabilities was primarily due to increases in trade payables and accrued interest payable income tax payable offset by a decrease an income tax payable.

Net cash provided by operating activities in the six months ended June 30, 2009 was $30.2 million and consisted of net income of $18.9 million and adjustments for non-cash items of $20.6 million and $9.2 million used for working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $15.1 million, a $1.3 million decrease in insurance liability risks and a $1.5 million decrease in accounts payable and accrued liabilities, offset by a $6.1 million decrease in other current and non-current assets, a $1.6 million decrease in payments on notes receivable, and a $1.0 million increase in employee compensation benefits.

Net cash used in investing activities for the six months ended June 30, 2010 was $63.7 million, which consisted of capital expenditures of $18.4 million and $45.3 million of cash consideration paid for the Home/ Home Health Acquisition in May 2010. The capital expenditures consisted of $7.1 million for construction of new healthcare facilities, $4.3 million for expansion of our Express Recovery™ Unit program and $7.0 million of routine capital expenditures.

Net cash used in investing activities for the six months ended June 30, 2009 of $20.6 million was primarily attributable to capital expenditures of $18.9 million and acquisitions of healthcare facilities of $1.7 million. The capital expenditures consisted of $5.8 million for construction of new healthcare facilities, $4.2 million for expansion of our Express Recovery™ Unit program and $8.9 million of routine capital expenditures.

Net cash provided by financing activities for the six months ended June 30, 2010 of $22.0 million primarily reflects net repayment of borrowings under our line of credit of $71.0 million and repayment of long-term debt of $253.9 million, offset by the $357.3 million proceeds from issuance long-term debt and additions to deferred financing fees of $10.4 million.

Net cash provided by financing activities for the six months ended June 30, 2009 of $0.3 million primarily reflects net borrowings under our line of credit of $14.0 million, offset by scheduled debt repayments of $5.7 million and additions to deferred financing fees of $8.0 million.

Principal Debt Obligations

We are significantly leveraged. As of June 30, 2010, we had $502.2 million in aggregate indebtedness outstanding, consisting of $129.6 million principal amount of our 11.0% senior subordinated notes (net of the unamortized portion of the original issue discount of $0.4 million), a $356.5 million first lien senior secured term loan (net of the unamortized portion of the original issue discount of $2.7 million), $1.0 million principal amount outstanding under our $100.0 million revolving credit facility, and capital leases and other debt of approximately $15.1 million. Furthermore, we had $4.4 million in outstanding letters of credit against our $100.0 million revolving credit facility, leaving approximately $94.6 million of additional borrowing capacity under our amended senior secured credit facility as of June 30, 2010.

On April 9, 2010, we entered into an up to $360.0 million term loan and a $100.0 million revolving credit facility that replace the senior secured term loan and revolving credit facility that were set to mature in June 2012. The new revolving credit facility was undrawn at closing.

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

In addition, we expensed certain new and existing deferred financing fees in the amount of $6.6 million. In conjunction with the closing of the refinancing, we terminated our existing swap agreements as they were incompatible with the new financing due to the existence of the LIBOR floor. The termination of the swap agreements cost $0.4 million.

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

As discussed within Note 8 – “Commitments and Contingencies—Litigation”, on July 6, 2010 a jury in Humboldt County, California reached a verdict against us in the amount of $677 million. We are currently in non-binding mediation proceedings related to this matter. This matter could result in a material settlement or judgment against, us, but at this time, that amount is undeterminable. We believe that we were in compliance with our debt covenants as of June 30, 2010. See “—Other Factors Affecting Liquidity and Capital Resources” below.

Capital Expenditures

We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to approximately $1,500 per bed, or approximately $15.0 million in capital expenditures in 2010 on our existing facilities. In addition, we have substantially completed the expansion of our Express Recovery™ Units. These units cost, on average, between $0.4 million and $0.6 million each. We completed three Express Recovery™ Units during the six months ended June 30, 2010. We are in the process of developing an additional four Express Recovery™ Units that are scheduled to be completed by December 31, 2010. As the result of the July 6, 2010 jury verdict against us we have significantly curtailed our capital expenditures. We are making capital expenditures to complete projects which were in progress on the date of the verdict and also as needed for items requiring improvement in order to maintain life safety standards required by law.

Our relationship with Baylor Healthcare System offers us the ability to build long-term care facilities selectively on Baylor acute campuses. In the first quarter of 2009, we completed a 136-bed skilled nursing facility in downtown Dallas. In the second quarter of 2010, we completed a 136-bed skilled nursing facility in downtown Forth Worth, Texas. We currently have a facility we are planning and/or developing at or near Baylor Hospitals in Texas– located in Garland, Texas (a northern suburb of Dallas). The Garland, Texas site consists of land we recently acquired that is adjacent to the Baylor Garland Hospital. The Garland, Texas site is currently in the design and site preparation phase. No amounts for construction are currently being spent on this project.

As of June 30, 2010, we had outstanding purchase commitments of $1.4 million related to our skilled nursing facility currently under development, which we expect to complete in the third quarter of 2010. Finally, we may also invest in expansions of our existing facilities and the acquisition or development of new facilities. We currently anticipate that we will incur less in capital expenditures in 2010 than our previously estimated $29.8 million, though the amount is still being estimated. Due to the proposed slowdown in the growth of Medicare and Medicaid spending, we will continue to assess our capital spending plans going forward. For more detailed information regarding the slowdown in growth of Medicare and Medicaid spending, see “Sources of Revenue—Medicare” in Part I, Item 2.

Based upon our current level of operations, we believe that cash generated from operations, cash on hand and borrowings available to us will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next 12 months. The previously discussed July 6, 2010 jury verdict may, however, impact our ability to meet these obligations should we be unable to reach a settlement. In the event we do not reach a settlement on favorable terms, we cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including our amended senior secured credit agreement and our 11.0% senior subordinated notes, or make anticipated capital expenditures. One element of our business strategy is to selectively pursue acquisitions and strategic alliances.

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

Other Factors Affecting Liquidity and Capital Resources

Pending Litigation in Humboldt County, California. As discussed under “—Other Recent Developments,” on July 6, 2010, a jury in Humboldt County, California reached a verdict against us in the amount of $677 million (the “Humboldt County Action”). The parties to the Humboldt Count Action are currently pursuing a settlement through non-binding mediation. To date, we have not reached a settlement with the plaintiffs in the Humboldt County Action. There can be no assurance that we will reach a settlement with the plaintiffs or that any settlement we do reach will be on terms that do not materially adversely affect our business, operating results and liquidity.

If we cannot achieve a settlement of the Humboldt County Action through mediation and a judgment is entered against us, we would likely pursue an appeal of the judgment. To pursue an appeal outside of bankruptcy, we would likely need to post a bond for 150% of the final judgment amount in order to defer enforcement of the judgment during the pendency of an appeal. We currently have $87.1 million of borrowing capacity under our $100 million revolving credit facility and insignificant cash holdings. In addition, our ability to draw on our credit facility is limited by the covenants of that facility. Furthermore, any insurance coverage we may have with respect to the Humboldt County Action has policy limits that are far exceeded by the amount of the jury verdict. As a result, the entry of a judgment consistent with or greater than the jury verdict would likely have a materially adverse effect on our business, operating results and liquidity.

The final outcome of the Humboldt County Action could ultimately have a significant impact on us, including our ability to operate as a going concern.

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

We estimate our general and professional liability reserves on a quarterly basis and our workers’ compensation reserve on a semiannual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry’s loss history. Based upon these analyses, at June 30, 2010, we had reserved $19.9 million for known or unknown or potential uninsured general and professional liability claims and $15.9 million for workers’ compensation claims. We have estimated that we may incur approximately $6.4 million for general and professional liability claims and $4.3 million for workers’ compensation claims for a total of $10.7 million to be payable within 12 months; however, there are no set payment schedules and we cannot assure you that the payment amount in 2010 will not be significantly larger or smaller. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future general and professional liability or workers’ compensation insurance will be available at a reasonable price or that we will not have to further increase our levels of self-insurance. For a detailed discussion of our general and professional liability and workers’ compensation reserve, see “Business — Insurance” in Part 1, Item 1 in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to borrowers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition. Although we recently were able to extend the maturity of our revolving loan commitments and maintain existing interest rate spreads on that credit facility

(see –“Principal Debt Obligations and Capital Expenditures” above), if these market conditions continue, they may impact our ability in the future to timely replace maturing liabilities, access the capital markets to meet liquidity needs, and service or refinance our 11.0% senior subordinated notes and our senior secured credit facilities, resulting in an adverse effect on our financial condition, including liquidity, capital resources and results of operations.

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

Recent Accounting Standards

See Item 1 of Part I, “Financial Statements — Note 2 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements.”

Off-Balance Sheet Arrangements

We have outstanding letters of credit of $4.4 million under our $100.0 million revolving credit facility as of June 30, 2010.

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

Interest Rate Exposure — Interest Rate Risk Management

We use our senior secured credit facility and 11.0% senior subordinated notes to finance our operations. Our first lien credit agreement exposes us to variability in interest payments due to changes in interest rates. We entered into an interest rate cap agreement and an interest rate swap agreement on June 30, 2010 in order to manage fluctuations in cash flows resulting from interest rate risk. The interest rate cap agreement is for a notional amount of $70.0 million with a cap rate on 1 month LIBOR of 2.0% from July 2010 to December 2011. The interest rate swap agreement is for a notional amount of $70.0 million with an interest rate of 2.3% from January 2012 to June 2013.

The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes of our debt that was outstanding as of June 30, 2010 (dollars in thousands):

	Twelve Months Ending June 30, (3)
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed-rate debt (1)	$3,595	$2,146	$2,165	$132,175	$701	$701	$142,936	$146,880
Average interest rate	4.8%	6.0%	6.0%	10.6%	6.0%	6.0%

Variable-rate debt (2)	$3,600	$3,600	$3,600	$3,600	$4,600	$341,100	$360,100	$356,509
Average interest rate(3)	5.3%	5.3%	5.7%	6.5%	7.2%	7.5%

(1)	Excludes unamortized original issue discount of $0.5 million on our 11.0% senior subordinated notes.
(2)	Excludes unamortized original issue discount of $2.7 million on our first lien senior secured term loan debt.
(3)	Based on implied forward three-month LIBOR rates in the yield curve as of June 30, 2010.

For the six months ended June 30, 2010, the total net loss recognized from converting from floating rate (one-month LIBOR) to fixed rate for a portion of the interest payments under our long-term debt obligations was approximately $0.2 million. As of June 30, 2010, no unrealized gain or loss is included in accumulated other comprehensive loss. Below is a table listing the interest expense exposure detail and the fair value of the interest rate hedge transactions as of June 30, 2010 (dollars in thousands):

Loan	Transaction Type	Notional Amount	Trade Date	Effective Date	Maturity/ Termination Date	Six months Ended June 30, 2010	Fair Value (Pre-tax)
First Lien	swap	$145,000	12/7/09	12/31/09	4/9/10	$(148)	$—
First Lien	swap	$100,000	12/7/09	01/31/10	4/9/10	$(116)	$—
First Lien	cap	$70,000	6/30/10	7/2/10	12/31/11	$—	$—
First Lien	swap	$70,000	6/30/10	1/1/12	6/30/13	$—	$—

The fair value of interest rate swap and cap agreements designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. We evaluate the effectiveness of the cash flow hedge, in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” on a quarterly basis. Should the hedge become ineffective, the change in fair value would be recognized in our consolidated statements of operations. Should the counterparty’s credit rating deteriorate to the point at which it would be likely that the counterparty would default, the hedge would then be ineffective. We terminated the foregoing interest rate swap agreements in conjunction with the closing of the refinancing described in Part I, Item I, Note 12, but we continue to assess our exposure to interest rate risk on an ongoing basis.

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

An unfavorable final outcome in our pending Lavender (Bates) litigation could materially adversely affect our business, operating results and liquidity.

As discussed previously, on July 6, 2010, a jury in Humboldt County, California reached a verdict against us in the amount of $677 million (the “Humboldt County Action”) (see Note 8, “Commitments and Contingencies—Litigation,” to the unaudited condensed consolidated financial statements under Part I, Item 1) .. On July 15, 2010, we and the other parties to the Humboldt County Action agreed to stay all further proceedings in the Humboldt County Action until August 9, 2010 to pursue a settlement through non-binding mediation. To date, we have not reached a settlement with the plaintiffs in the Humboldt County Action. There can be no assurance that we will reach a settlement with the plaintiffs or that any settlement we do reach will be on terms that do not materially adversely affect our business, operating results and liquidity.

If we cannot achieve a settlement of the Humboldt County Action through mediation and a judgment is entered against us, we would likely pursue an appeal of the judgment. To pursue an appeal outside of bankruptcy, we would likely need to post a bond for 150% of the final judgment amount in order to defer enforcement of the judgment during the pendency of an appeal. We currently have $87.1 million of borrowing capacity under our $100 million revolving credit facility and insignificant cash holdings. In addition, our ability to draw on our credit facility is limited by the covenants of that facility. Furthermore, any insurance coverage we may have with respect to the Humboldt County Action has policy limits that are far exceeded by the amount of the jury verdict. As a result, the entry of judgment consistent with or greater than the jury verdict would likely have a materially adverse effect on our business, operating results and liquidity.

The final outcome of the Humboldt County Action could ultimately have a significant impact on us, including our ability to operate as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

Item 6. Exhibits

(a) Exhibits.

Number	Description

2.1	Asset Purchase Agreement by and between Home and Hospice Care Investments, LLC and each of the other parties thereto, dated as of May 1, 2010 (filed as Exhibit 2.1 to our Quarterly Report on Form 10-Q dated May 4, 2010 and incorporated herein by reference).

2.2	Joinder Agreement and Amendment No. 1, dated as of May 21, 2010, to Asset Purchase Agreement by and between Home and Hospice Care Investments, LLC and each of the other parties thereto (filed as Exhibit 2.1 to our Current Report on Form 8-K dated May 26, 2010 and incorporated herein by reference).

10.1*	Amendment and Restatement Agreement, dated as of April 9, 2010, among us, the subsidiary guarantors on the signature pages thereto, the lenders listed on the signature pages thereto and Credit Suisse AG, as Administrative Agent for the lenders and as Collateral Agent for the lenders, including the Third Amended and Restated Credit Agreement by and among us, the lenders party thereto and Credit Suisse AG, as Administrative Agent for the lenders and Collateral Agent for the lenders attached as Exhibit A to such Amendment and Restatement Agreement, including all schedules and exhibits thereto.

Number	Description

10.2*+	Employment Agreement, dated as of May 1, 2010, by and between Skilled Healthcare Group, Inc. and Douglas Shane Peck.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
+	Management employment agreements, compensatory arrangements or option plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLED HEALTHCARE GROUP, INC.

Date: August 5, 2010	/s/ Devasis Ghose
Devasis Ghose
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

/s/ Christopher N. Felfe
Christopher N. Felfe
Senior Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

Number	Description
2.1	Asset Purchase Agreement by and between Home and Hospice Care Investments, LLC and each of the other parties thereto, dated as of May 1, 2010 (filed as Exhibit 2.1 to our Quarterly Report on Form 10-Q dated May 4, 2010 and incorporated herein by reference).
2.2	Joinder Agreement and Amendment No. 1, dated as of May 21, 2010, to Asset Purchase Agreement by and between Home and Hospice Care Investments, LLC and each of the other parties thereto (filed as Exhibit 2.1 to our Current Report on Form 8-K dated May 26, 2010 and incorporated herein by reference).
10.1*	Amendment and Restatement Agreement, dated as of April 9, 2010, among us, the subsidiary guarantors on the signature pages thereto, the lenders listed on the signature pages thereto and Credit Suisse AG, as Administrative Agent for the lenders and as Collateral Agent for the lenders, including the Third Amended and Restated Credit Agreement by and among us, the lenders party thereto and Credit Suisse AG, as Administrative Agent for the lenders and Collateral Agent for the lenders attached as Exhibit A to such Amendment and Restatement Agreement, including all schedules and exhibits thereto.
10.2*+	Employment Agreement, dated as of May 1, 2010, by and between Skilled Healthcare Group, Inc. and Douglas Shane Peck.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
+	Management employment agreements, compensatory arrangements or option plans.