Form 10-Q
period 2010-09-30
Skilled Healthcare Group, Inc.
filed 2010-11-02
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on October 31, 2010.

Class A common stock, $0.001 par value – 20,788,941 shares

Class B common stock, $0.001 par value – 17,000,668 shares

Skilled Healthcare Group, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2010

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Skilled Healthcare Group, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,200	$3,528
Accounts receivable, less allowance for doubtful accounts of $18,828 and $21,318 at September 30, 2010 and December 31, 2009, respectively	94,771	96,610
Deferred income taxes	19,695	15,003
Prepaid expenses	6,107	8,159
Other current assets	20,747	8,303

Total current assets	144,520	131,603
Property and equipment, less accumulated depreciation of $75,072 and $59,448 at September 30, 2010 and December 31, 2009, respectively	380,662	373,211
Other assets:
Notes receivable	6,675	8,060
Deferred financing costs, net	13,991	13,425
Goodwill	336,404	279,362
Intangible assets, less accumulated amortization of $15,875 and $14,413 at September 30, 2010 and December 31, 2009, respectively	28,293	26,297
Other assets	24,791	24,284

Total other assets	410,154	351,428

Total assets	$935,336	$856,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$46,526	$49,355
Employee compensation and benefits	32,691	29,753
Current portion of long-term debt and capital leases	8,295	7,823

Total current liabilities	87,512	86,931
Long-term liabilities:
Insurance liability risks	25,313	27,407
Deferred income taxes	4,313	3,200
Other long-term liabilities	16,933	12,426
Long-term debt and capital leases, less current portion	536,010	450,856

Total liabilities	670,081	580,820
Stockholders’ equity:
Class A common stock, 175,000 shares authorized, $0.001 par value per share; 20,789 and 20,334 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	21	20
Class B common stock, 30,000 shares authorized, $0.001 par value per share; 17,001 and 17,001 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	17	17
Additional paid-in-capital	367,245	365,126
Accumulated deficit	(101,663)	(89,781)
Accumulated other comprehensive (loss) income	(365)	40

Total stockholders’ equity	265,255	275,422

Total liabilities and stockholders’ equity	$935,336	$856,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$209,199	$187,447	$599,489	$567,675
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	168,579	151,539	482,291	453,195
Rent cost of revenue	4,796	4,509	14,209	13,568
General and administrative	6,016	6,343	18,479	19,406
Litigation settlement costs	53,505	—	53,505	—
Depreciation and amortization	6,305	6,014	18,241	17,358

	239,201	168,405	586,725	503,527

Other income (expenses):
Interest expense	(10,086)	(8,417)	(26,535)	(24,748)
Interest income	260	285	684	896
Other income (expense)	9	59	588	(1)
Equity in earnings of joint venture	746	746	2,221	2,230
Debt retirement costs	—	—	(7,010)	—

Total other expenses, net	(9,071)	(7,327)	(30,052)	(21,623)

(Loss) Income from continuing operations before provision for income taxes	(39,073)	11,715	(17,288)	42,525
(Benefit) Provision for income taxes	(13,766)	2,420	(5,406)	14,000

(Loss) Income from continuing operations	(25,307)	9,295	(11,882)	28,525
Loss from discontinued operations, net of tax	—	(243)	—	(390)

Net (loss) income	$(25,307)	$9,052	$(11,882)	$28,135

(Loss) earnings per share, basic:
(Loss) earnings per common share from continuing operations	$(0.68)	$0.25	$(0.32)	$0.77
Loss per common share from discontinued operations	—	(0.01)	—	(0.01)

(Loss) earnings per share	$(0.68)	$0.24	$(0.32)	$0.76

(Loss) earnings per share, diluted:
(Loss) earnings per common share from continuing operations	$(0.68)	$0.25	$(0.32)	$0.77
Loss per common share from discontinued operations	—	(0.01)	—	(0.01)

(Loss) earnings per share	$(0.68)	$0.24	$(0.32)	$0.76

Weighted-average common shares outstanding, basic	36,997	36,927	36,981	36,904

Weighted-average common shares outstanding, diluted	36,997	36,950	36,981	36,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net (loss) income from continuing operations	$(11,882)	$28,525
Net loss from discontinued operations	—	(390)

Net (loss) income	(11,882)	28,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,241	17,358
Provision for doubtful accounts	7,426	8,332
Non-cash stock-based compensation	2,203	1,738
Disposal of fixed assets	(479)	61
Amortization of deferred financing costs	3,067	3,289
Tax benefit from reversal of accrual for uncertain tax positions	—	(2,204)
Write-off of deferred financing costs	6,574	—
Deferred income taxes	(3,387)	4,324
Amortization of discount and accretion on debt	318	80
Change in the fair value of acquisition-related contingent consideration	125	—
Changes in operating assets and liabilities:
Accounts receivable	(7,862)	(16,740)
Payments on notes receivable	3,400	3,412
Other current and non-current assets	(9,637)	5,788
Accounts payable and accrued liabilities	(3,066)	(7,102)
Employee compensation and benefits	2,812	253
Insurance liability risks	(4,700)	(2,151)
Other long-term liabilities	985	834

Net cash provided by operating activities	4,138	45,407

Cash Flows from Investing Activities
Additions to property and equipment	(23,161)	(29,182)
Acquisition of healthcare facilities and businesses	(45,380)	(1,650)

Net cash used in investing activities	(68,541)	(30,832)

Cash Flows from Financing Activities
Borrowings under line of credit	155,000	62,500
Repayments under line of credit	(182,000)	(60,500)
Repayments of long-term debt and capital leases	(256,018)	(7,825)
Proceeds from issuance of long-term debt	357,300	—
Additions to deferred financing costs	(10,207)	(7,952)

Net cash provided by (used in) financing activities	64,075	(13,777)

Cash flows from discontinued operations	—	390

(Decrease) increase in cash and cash equivalents	(328)	1,188
Cash and cash equivalents at beginning of period	3,528	2,047

Cash and cash equivalents at end of period	$3,200	$3,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine Months Ended September 30,
	2010	2009
Supplemental cash flow information
Cash paid for:
Interest expense, net of capitalized interest	$23,832	$26,188
Income taxes, net	$10,079	$13,258
Non-cash activities:
Conversion of accounts receivable into notes receivable, net	$2,403	$10,257
Liabilities issued as purchase consideration for purchase of business	$15,030	$—
Insurance premium financed	$1,100	$7,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business

Current Business

Skilled Healthcare Group, Inc. (“Skilled”) is a holding company that owns subsidiaries that operate long-term care facilities and provide a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated wholly owned companies are collectively referred to as the “Company.” As of September 30, 2010, the Company operated facilities in California, Iowa, Kansas, Missouri, Nevada, New Mexico and Texas, including 79 skilled nursing facilities (“SNFs”), which offer sub-acute care and rehabilitative and specialty healthcare skilled nursing care, and 22 assisted living facilities (“ALFs”), which provide room and board and social services. In addition, the Company provides a variety of ancillary services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, as of September 30, 2010, the Company provided hospice care in the Arizona, California, Idaho, Montana, Nevada and New Mexico markets. Additionally, the company operates home health agencies in Nevada, Arizona, Idaho, and Montana. The Company also has an administrative service company that provides a full complement of administrative and consultative services that allows its facility operators, those unrelated facility operator, with whom the Company contracts, and the Company’s ancillary healthcare operators to better focus on delivery of healthcare services. The Company has one such agreement with an unrelated facility operator. The Company is also a member in a joint venture located in Texas that provides institutional pharmacy services, which currently serves eight of the Company’s SNFs and other facilities unaffiliated with the Company.

Recent Developments

On September 7, 2010, the Company reached an agreement to settle the case entitled, VINNIE LAVENDER, by and through her Conservator, WANDA BAKER; WALTER SIMON; JACQUELYN VILCHINSKY vs. SKILLED HEALTHCARE GROUP, INC., et al. (and twenty-two individually-named California nursing facilities receiving administrative services from Skilled Healthcare, LLC) (see Note 8). As part of the settlement, the Company and other defendants entered into separate settlement agreements with the plaintiffs and the Humboldt County District Attorney’s Office, each dated as of September 7, 2010.

Under the terms of the settlement agreements, the Company deposited a total of $50 million into escrow accounts to cover settlement payments to class members, notice and claims administration costs, reasonable attorneys’ fees and costs (in an amount to be determined and approved by the Humboldt County Court) and certain other payments.

The settlement agreements also institute an injunction, pursuant to which the twenty-two defendants that operate California nursing facilities must provide specified nurse staffing levels, comply with specified state and federal laws governing staffing levels and posting requirements, and provide reports and information to a monitor. The injunction will remain in effect for a period of 24 months unless extended for additional three month periods as to those defendants that may be found in violation. Defendants demonstrating compliance for an 18 month period may petition for early termination of the injunction. The Company is required to demonstrate over the term of the injunction that the costs of the injunction are at least $9.6 million. The injunction costs include, among other things, costs attributable to (i) enhanced reporting requirements; (ii) implementing advanced staffing tracking systems; (iii) fees and expenses paid to an auditor and special master; (iv) increased labor and labor related expenses; and (v) lost revenues attributable to admission decisions based on compliance with the terms and conditions of the injunction. To the extent the costs of complying with the injunction are less than $9.6 million, the Company will be required to remit any shortfall to the settlement fund.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pursuant to the settlement agreements, the plaintiffs and the Humboldt County District Attorney’s Office, as Intervenor on behalf of the People of the State of California, agreed to release the Company and the other defendants from claims related to the causes of action alleged in the Lavender case, as further described in the settlement agreements, which were filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 8, 2010. Neither of the settlement agreements contains an admission or concession of wrongdoing by the Company or any other defendants. See Note 8, Commitments and Contingencies—Litigation, for more information.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 (collectively, the “Interim Financial Statements”), are unaudited. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009, which are included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC. Management believes that the Interim Financial Statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position and results of operations and cash flows in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

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

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation, including payments on notes receivable in the statement on cash flows and total assets by segment. Payments on notes receivable of $3.4 million for the nine months ended September 30, 2009 were reclassified from investing activity to operating activity in the statement of cash flows and other long term liabilities of $0.3 million for the nine months ended September 30, 2009 were reclassified to tax benefit from reversal of accrual for uncertain tax positions within operating activities in the statement of cash flows. Certain reimbursable room and board costs within the Company’s hospice reporting unit were reclassified from revenue to cost of service in the amount of $0.9 million for the three months ended September 30, 2009 and $3.0 million for the nine months ended September 30, 2009 because they are more appropriately deemed to be pass-through costs.

Revenue and Accounts Receivable

Revenue and accounts receivable are recorded on an accrual basis as services are performed at their estimated net realizable value.

As of September 30, 2010, notes receivable were approximately $11.4 million, of which $4.7 million was reflected as current assets, with the remaining balances reflected as long-term assets. Interest rates on these notes approximate market rates as of the date the notes were delivered.

As of September 30, 2010, three Hallmark Rehabilitation business customers had outstanding notes receivable of $10.2 million, or 90% of the total notes receivable balance. These notes receivable as well as the trade receivables from these customers are guaranteed by the assets of the customers as well as personally guaranteed by the principal owners of the customers. As of September 30, 2010, these three customers represented 74.2% of the net accounts receivable for the Company’s rehabilitation therapy services company. For the nine months ended September 30, 2010, these three customers represented approximately 60.5% of the rehabilitation therapy services company external revenue. The remaining notes receivable of $1.2 million, or 10% of the notes receivable balance, are primarily past due accounts converted from accounts receivable to notes receivable.

The notes receivable allowance for uncollectibility as of September 30, 2010 is $0.7 million.

Goodwill and Intangible Assets

Goodwill is accounted for under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” and represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. In accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other,” goodwill is subject to periodic testing for impairment. Goodwill of a reporting unit is tested for impairment on an annual basis, or, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount, between annual testing. The Company has selected October 1 as the date to test goodwill for impairment on an annual basis. As of September 30, 2010, the Company’s carrying value of equity exceeded its market capitalization by approximately $113 million, or 79%, which is a potential indication of impairment. There are a number of changes to the Company’s reimbursement rates that have recently become effective. These include rate changes in several states for which the Company has not yet received rate letters, and Resource Utilization Groups, Version 4 (“RUGs IV”) and MDS 3.0, described in Management’s Discussion and Analysis of Financial Condition and Results of Operations “Sources of Revenue—Medicare”, which have only both been effective since October 1, 2010. The Company is continuing to evaluate the impact of these reimbursement changes. The Company performed a

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

goodwill impairment analysis as of September 30, 2010 and concluded that there was no impairment as of that date. The Company will update its goodwill impairment analysis during the fourth quarter of 2010. The Company did not record any impairment charges for the three and nine months ended September 30, 2010 and 2009.

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

The following table sets forth the computation of basic and diluted earnings per share of Class A common stock and Class B common stock for the three and nine months ended September 30, 2010 and 2009 (amounts in thousands, except per share data):

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009			Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
(Loss) earnings per share, basic

Numerator:
Allocation of net (loss) income from continuing operations	$(13,678)	$(11,629)	$(25,307)	$5,015	$4,280	$9,295	$(6,420)	$(5,462)	$(11,882)	$15,374	$13,151	$28,525
Allocation of loss from discontinued operations	—	—	—	(131)	(112)	(243)	—	—	—	(210)	(180)	(390)

Allocation of net (loss) income	$(13,678)	$(11,629)	$(25,307)	$4,884	$4,168	$9,052	$(6,420)	$(5,462)	$(11,882)	$15,164	$12,971	$28,135

(Loss) earnings per share, diluted

Numerator:
Allocation of net (loss) income from continuing operations	$(13,678)	$(11,629)	$(25,307)	$5,018	$4,277	$9,295	$(6,420)	$(5,462)	$(11,882)	$15,386	$13,139	$28,525
Allocation of loss from discontinued operations	—	—	—	(131)	(112)	(243)	—	—	—	(210)	(180)	(390)

Allocation of net (loss) income	$(13,678)	$(11,629)	$(25,307)	$4,887	$4,165	$9,052	$(6,420)	$(5,462)	$(11,882)	$15,176	$12,959	$28,135

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding, basic	19,996	17,001	36,997	19,923	17,004	36,927	19,980	17,001	36,981	19,890	17,014	36,904

Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	—	—	—	23	—	23	—	—	—	37	2	39

Adjusted weighted-average common shares outstanding, diluted	19,996	17,001	36,997	19,946	17,004	36,950	19,980	17,001	36,981	19,927	17,016	36,943

(Loss) earnings per share, basic:
(Loss) earnings per common share from continuing operations	$(0.68)	$(0.68)	$(0.68)	$0.25	$0.25	$0.25	$(0.32)	$(0.32)	$(0.32)	$0.77	$0.77	$0.77
Loss per common share from discontinued operations	—	—	—	(0.01)	(0.01)	(0.01)	—	—	—	(0.01)	(0.01)	(0.01)

(Loss) earnings per share	$(0.68)	$(0.68)	$(0.68)	$0.24	$0.24	$0.24	$(0.32)	$(0.32)	$(0.32)	$0.76	$0.76	$0.76
(Loss) earnings per share, diluted:
(Loss) earnings per common share from continuing operations	$(0.68)	$(0.68)	$(0.68)	$0.25	$0.25	$0.25	$(0.32)	$(0.32)	$(0.32)	$0.77	$0.77	$0.77
Loss per common share from discontinued operations	—	—	—	(0.01)	(0.01)	(0.01)	—	—	—	(0.01)	(0.01)	(0.01)

(Loss) earnings per share	$(0.68)	$(0.68)	$(0.68)	$0.24	$0.24	$0.24	$(0.32)	$(0.32)	$(0.32)	$0.76	$0.76	$0.76

The following were excluded from the weighted-average diluted shares computation for the three and nine months ended September 30, 2010 and 2009, as their inclusion would have been anti-dilutive (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Options to purchase common shares	2,424	613	1,045	507
Non-vested common shares	859	319	5	23

Total excluded	3,283	932	1,050	530

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

At September 30, 2010, LTC services are provided by 79 wholly owned SNF operating companies that offer post-acute, rehabilitative and specialty skilled nursing care, as well as 22 wholly owned ALF operating companies that provide room and board and social services. Ancillary services include rehabilitative services such as physical, occupational and speech therapy provided in the Company’s facilities and in unaffiliated facilities by its wholly owned operating company, Hallmark Rehabilitation GP, LLC. Also included in the ancillary services segment are the Company’s hospice and home health businesses. The Company’s hospice business began providing care to patients in October 2004 and expanded due to (the “Hospice/Home Health Acquisition’). As a result of this acquisition, the Company began providing home health services, which entails direct home nursing and therapy services operations through licensed and Medicare-certified agencies.

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

The following table sets forth selected financial data consolidated by business segment (dollars in thousands):

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Long-term Care Services	Ancillary Services	Other	Elimination	Total
Three Months Ended September 30, 2010
Revenue from external customers	$172,591	$36,608	$—	$—	$209,199
Intersegment revenue	324	17,177	—	(17,501)	—

Total revenue	$172,915	$53,785	$—	$(17,501)	$209,199

Operating income (loss)	$(31,028)	$7,833	$(6,807)	$—	$(30,002)
Interest expense, net of interest income					(9,826)
Other income					9
Equity in earnings of joint venture					746

Loss before provision for income taxes					$(39,073)

Depreciation and amortization	$5,844	$213	$248	$—	$6,305

Segment capital expenditures	$4,461	$819	$80	$—	$5,360

EBITDA(1)	$(25,175)	$8,163	$(5,930)	$—	$(22,942)

Three Months Ended September 30, 2009
Revenue from external customers	$166,224	$21,223	$—	$—	$187,447
Intersegment revenue	793	16,590	—	(17,383)	—

Total revenue	$167,017	$37,813	$—	$(17,383)	$187,447

Operating income (loss)	$22,244	$3,475	$(6,677)	$—	$19,042
Interest expense, net of interest income					(8,132)
Other expense					59
Equity in earnings of joint venture					746

Income before provision for income taxes					$11,715

Depreciation and amortization	$5,560	$149	$305	$—	$6,014

Segment capital expenditures	$10,064	$34	$157	$—	$10,255

EBITDA(1)	$27,803	$3,551	$(5,736)	$—	$25,618

	Long-term Care Services	Ancillary Services	Other	Elimination	Total
Nine Months Ended September 30, 2010
Revenue from external customers	$511,830	$87,659	$—	$—	$599,489
Intersegment revenue	1,011	50,629	—	(51,640)	—

Total revenue	$512,841	$138,288	$—	$(51,640)	$599,489

Operating income (loss)	$12,639	$19,974	$(19,849)	$—	$12,764
Interest expense, net of interest income					(25,851)
Other income					588
Equity in earnings of joint venture					2,221
Debt retirement costs					(7,010)

Loss before provision for income taxes					$(17,288)

Depreciation and amortization	$16,939	$518	$784	$—	$18,241

Segment capital expenditures	$22,124	$1,245	$383	$—	$23,752

EBITDA(1)	$30,066	$20,841	$(24,103)	$—	$26,804

Nine Months Ended September 30, 2009
Revenue from external customers	$499,368	$68,307	$—	$—	$567,675
Intersegment revenue	2,498	50,246	—	(52,744)	—

Total revenue	$501,866	$118,553	$—	$(52,744)	$567,675

Operating income (loss)	$69,240	$15,309	$(20,401)	$—	$64,148
Interest expense, net of interest income					(23,852)
Other expense					(1)
Equity in earnings of joint venture					2,230

Income before provision for income taxes					$42,525

Depreciation and amortization	$15,986	$442	$931	$—	$17,359

Segment capital expenditures	$28,316	$207	$659	$—	$29,182

EBITDA(1)	$85,164	$15,673	$(17,492)	$—	$83,345

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	EBITDA is defined as net income before depreciation, amortization and interest expense (net of interest income) and the provision for income taxes. See reconciliation of net income to EBITDA and a discussion of its uses and limitations in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this quarterly report.

The following table presents the segment assets as of September 30, 2010 compared to December 31, 2009 (dollars in thousands):

	Long-term Care Services	Ancillary Services	Other	Total
September 30, 2010:
Segment total assets	$706,941	$157,346	$71,049	$935,336
Goodwill and intangibles included in total assets	$251,392	$113,305	$—	$364,697
December 31, 2009:
Segment total assets	$715,588	$91,958	$48,696	$856,242
Goodwill and intangibles included in total assets	$254,536	$51,123	$—	$305,659

5. Income Taxes

For the three months ended September 30, 2010 and 2009, the Company recognized income tax benefit of $13.8 million and income tax expense of $2.4 million, respectively, which was primarily related to the Company’s effective tax rate applied to the Company’s income from continuing operations before provision for income taxes. The effective rate for the three months ended September 30, 2010 was below the Company’s statutory rate primarily as a result of a portion of the litigation settlement costs not being deductible for income tax purposes. The effective rate for the three months ended September 30, 2009 was below the Company’s statutory rate primarily as a result of a reduction of $1.9 million in its accrual for unrecognized tax benefits due to expirations of tax statutes of limitation.

For the nine months ended September 30, 2010 and 2009, the Company recognized income tax benefit of $5.4 million and income tax expense of $14.0 million, respectively, which was primarily related to the Company’s effective tax rate applied to the Company’s income before provision for income taxes. The effective rate for the nine months ended September 30, 2010 was below the Company’s statutory rate primarily as a result of a portion of the litigation settlement costs not being deductible for income tax purposes. The effective rate for the nine months ended September 30, 2009 was below the Company’s statutory rate primarily as a result of a $2.2 million reduction in its accrual for unrecognized tax benefits due to expirations of tax statues of limitations.

For the nine months ended September 30, 2010, total unrecognized tax benefits, including penalties and interest, did not change significantly. As of September 30, 2010, it is reasonably possible that unrecognized tax benefits could decrease by $0.1 million, all of which would affect the Company’s effective tax rate, due to additional statute expirations within the 12-month rolling period ending September 30, 2011.

The Company is subject to taxation in the United States and in various state jurisdictions. The Company’s tax years 2007 and forward are subject to examination by the United States Internal Revenue Service and from 2005 forward by the Company’s material state jurisdictions. The Internal Revenue Service has started an examination of the Company’s 2007 and 2008 tax years.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Other Current Assets and Other Assets

Other current assets consist of the following as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010	December 31, 2009
Current portion of notes receivable, net	$4,023	$3,762
Supplies inventory	2,864	2,788
Income tax refund receivable	172	1,597
Prepaid income taxes	13,579	—
Other current assets	109	156

	$20,747	$8,303

Other assets consist of the following at September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010	December 31, 2009
Equity investment in joint ventures	$5,743	$5,041
Restricted cash	14,330	14,610
Deposits and other assets	4,718	4,633

	$24,791	$24,284

7. Other Long-Term Liabilities

Other long-term liabilities consist of the following at September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010	December 31, 2009
Deferred rent	$7,147	$6,855
Other long-term tax liability	78	85
Asbestos abatement liability	3,849	5,486
Other noncurrent liabilities	5,859	—

	$16,933	$12,426

8. Commitments and Contingencies

Litigation

Lavender, et al. vs. Skilled Healthcare Group, Inc., et al. (and twenty-two individually-named California nursing facilities receiving administrative services from Skilled Healthcare, LLC)

On May 4, 2006, three plaintiffs filed a complaint against the Company in the Superior Court of California, Humboldt County, entitled VINNIE LAVENDER, by and through her Conservator, WANDA BAKER; WALTER SIMON; JACQUELYN VILCHINSKY vs. SKILLED HEALTHCARE GROUP, INC., et al. (and twenty-two individually-named California nursing facilities receiving administrative services from Skilled Healthcare, LLC) (the “Humboldt County Action”). The complaint alleged, among other things, that certain California-based facilities operated by the Company’s wholly owned operating companies failed to provide an adequate number of qualified personnel to care for their residents and misrepresented the quality of care provided in their facilities.

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

Trial in this matter commenced November 30, 2009. On July 6, 2010, the jury returned a verdict in the liability, statutory damages and restitution damages phase of the trial, awarding $677 million in compensatory damages against the twenty-two defendant facilities, with Skilled and Skilled Healthcare LLC also liable as agents. On August 6, 2010, the Company filed a motion for mistrial or new trial based upon juror misconduct. On August 13, 2010, the Company filed motions for judgment notwithstanding the verdict and for new trial on all grounds other than juror misconduct. On August 26, 2010, the Humboldt Court entered an order for permanent injunction against the Company and all other defendants. On August 27, 2010, the Humboldt Court denied the motion for mistrial or new trial based on juror misconduct. Also on August 27, 2010, the Company filed a notice of appeal of the Humboldt Court’s August 26, 2010 order for permanent injunction. Because no final judgment had been entered, the Company did not file a notice of appeal of the Humboldt Court’s denial of the motion for mistrial or new trial based on juror misconduct.

On September 7, 2010, the Company reached agreement to settle the Humboldt County Action. As part of the settlement, the Company and other defendants entered into separate settlement agreements with the plaintiffs and the Humboldt County District Attorney’s Office, each dated as of September 7, 2010.

Under the terms of the settlement agreements, the Company deposited a total of $50.0 million into escrow accounts to cover settlement payments to class members, notice and claims administration costs, reasonable attorneys’ fees and costs (in an amount to be determined and approved by the Humboldt County Court in the fourth quarter of 2010) and certain other payments.

The settlement agreements also instituted an injunction, pursuant to which the twenty-two defendants that operate California nursing facilities must provide specified nurse staffing levels, comply with specified state and federal laws governing staffing levels and posting requirements, and provide reports and information to a monitor. The injunction will remain in effect for a period of twenty-four months unless extended for additional three-month periods as to those defendants that may be found in violation. Defendants demonstrating compliance for an eighteen-month period may petition for early termination of the injunction. The Company is required to demonstrate over the term of the injunction that the costs of the injunction are at least $9.6 million. The injunction costs include, among other things, costs attributable to (i) enhanced reporting requirements; (ii) implementing advanced staffing tracking systems; (iii) fees and expenses paid to an auditor and special master; (iv) increased labor and labor related expenses; and (v) lost revenues attributable to admission decisions based on compliance with the terms and conditions of the injunction. To the extent the costs of complying with the injunction are less than $9.6 million, the Company will be required to remit any shortfall to the settlement fund.

Pursuant to the settlement agreements, the plaintiffs and the Humboldt County District Attorney’s Office, as Intervenor on behalf of the People of the State of California, have agreed to release the Company and the other defendants from claims related to the causes of action alleged in the Lavender case, as further described in the settlement agreements, which were filed as exhibits to the Company’s Current Report on Form 8-K filed with the

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEC on September 8, 2010. Neither of the settlement agreements contains an admission or concession of wrongdoing by the Company or any other defendants. The settlement is subject to final approval by the Humboldt Court for which a hearing is scheduled for November 30, 2010. Under the terms of the settlement agreements, the Company’s appeal of the Humboldt Court’s order for permanent injunction has been stayed pending the Humboldt Court’s final approval of the settlement. The effective date for the settlement and the injunction pursuant to the settlement would be after the appeal period expires, which is 60 days following the Humboldt Court’s final approval. The Company continues to pursue its claim for insurance coverage.

Shepardson v. Skilled Healthcare Group, Inc.

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

An amended class action complaint was filed on January 12, 2010 on behalf of purchasers of the Company’s Class A common stock pursuant or traceable to the Company’s initial public offering and purchasers between May 14, 2007 and June 9, 2009, inclusive, against the Company, its Chairman and Chief Executive Officer, its President, its current Chief Financial Officer, its former Chief Financial Officer, its largest stockholder and related entities, and a director affiliated with that stockholder. The amended class action complaint sought an unspecified amount of damages (including rescissory damages), and asserted claims under the federal securities laws relating to the Company’s June 9, 2009 announcement that it would restate its financial statements for the period from January 1, 2006 to March 31, 2009, and that the restatement was likely to require cumulative charges against after-tax earnings in the aggregate amount of between $8.0 million and $9.0 million over the affected periods. The complaint also alleged that the Company’s registration statement and prospectus, financial statements, and public statements about its results of operations contained material false and misleading statements. Defendants moved to dismiss the amended class action complaint on March 15, 2010. In September 2010, the parties reached a settlement in the amount of $3.0 million. The Company contributed the portion of its $1.0 million insurance retention that it had not incurred in legal fees ($0.5 million), and its insurance carriers contributed the balance of the $3.0 million.

BMFEA Matter

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

Workers’ Compensation. The Company has maintained workers’ compensation insurance as statutorily required. Most of its commercial workers’ compensation insurance purchased is loss sensitive in nature, except as noted below. As a result, the Company is responsible for adverse loss development. Additionally, the Company self-insures the first unaggregated $1.0 million per workers’ compensation claim for all California, New Mexico and Nevada businesses. The Company has elected not to carry workers’ compensation insurance in Texas and it may be liable for negligence claims that are asserted against it by its Texas-based employees. The Company has purchased guaranteed cost policies for Kansas, Missouri, Iowa, and its recently acquired Nevada, Arizona, Idaho, and Montana based hospice and home health operations. There are no deductibles associated with these programs. The Company recognizes a liability in its consolidated financial statements for its estimated self-insured workers’ compensation risks. Historically, estimated liabilities have been sufficient to cover actual claims.

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

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Employee Medical Insurance. Medical preferred provider option programs are offered as a component of the Company’s employee benefits. The Company retains a self-insured amount up to a contractual stop loss amount of $0.3 million per claim on its preferred provider organization plan and all other employee medical plans are guaranteed cost plans for the Company.

A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

	As of September 30, 2010							As of December 31, 2009
	General and Professional		Employee Medical		Workers’ Compensation		Total	General and Professional		Employee Medical		Workers’ Compensation		Total
Current	$4,228	(1)	$1,859	(2)	$4,249	(2)	$10,336	$6,960	(1)	$1,784	(2)	$4,198	(2)	$12,942
Non-current	13,739		—		11,574		25,313	16,660		—		10,747		27,407

	$17,967		$1,859		$15,823		$35,649	$23,620		$1,784		$14,945		$40,349

(1)	Included in accounts payable and accrued liabilities.
(2)	Included in employee compensation and benefits.

Financial Guarantees

Substantially all of the Company’s wholly owned companies guarantee the 11.0% senior subordinated notes maturing on January 15, 2014, the Company’s first lien senior secured term loan and the Company’s revolving credit facility. These guarantees are full and unconditional and joint and several. Other companies of the Company that are not guarantors are considered minor.

9. Stockholders’ Equity

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that, under U.S. GAAP, are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. For the three and nine months ended September 30, 2010, there was $0.4 million of other comprehensive income net of tax compared to the $0.5 million and $1.2 million for the three and nine months ended September 30, 2009.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2007 Stock Incentive Plan

The fair value of the stock option grants for the nine months ended September 30, 2010 and 2009 under FASB ASC Topic 718, “Compensation – Stock Compensation,” was estimated on the date of the grants using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2010	2009
Risk-free interest rate	2.57%	2.62%
Expected Life	6.25 years	6.25 years
Dividend yield	0%	0%
Volatility	44.18%	54.34%
Weighted-average fair value	$2.81	$5.49

There were no new stock options granted in the three months ended September 30, 2010 and 2009, respectively. There were 531,339 and 328,253 new stock options granted in the nine months ended September 30, 2010 and 2009, respectively.

There were no options exercised during the three and nine months ended September 30, 2010. As of September 30, 2010, there was $2.0 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 3.0 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

The following table summarizes stock option activity during the nine months ended September 30, 2010 under the 2007 Stock Incentive Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	576,549	$12.07
Granted	531,339	$6.06
Exercised	—	$—
Forfeited or cancelled	(95,000)	$10.55

Outstanding at September 30, 2010	1,012,888	$9.06	8.53	$—

Fully vested and expected to vest at September 30, 2010 (assuming a 5% forfeiture rate)	954,512	$9.20	8.49	$—

Exercisable at September 30, 2010	240,138	$13.56	7.10	$—

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Compensation related to stock option grants and stock awards included in general and administrative expenses was $0.6 million and $0.3 million for the three months ended September 30, 2010 and 2009, and $1.4 million and $1.0 million for the nine months ended September 30, 2010, and 2009, respectively. The amount of compensation included in cost of services was $0.4 million and $0.2 million for the three months ended September 30, 2010, and 2009, and $0.7 million for the nine months ended September 30, 2010, and 2009, respectively.

10. Fair Value Measurements

Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table summarizes the valuation of the Company’s interest rate hedge transactions as of September 30, 2010 by the FASB ASC Topic 820, “Fair Value Measurement and Disclosures,” fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate cap	$—	$31	$—	$31
Interest rate swap	$—	$(522)	$—	$(522)
Contingent consideration – acquisition	$—	$—	$5,097	$5,097

The Company entered into an interest rate cap agreement and an interest rate swap agreement on June 30, 2010 as required by the refinancing described in Note 11, Debt. The interest rate cap agreement is for a notional amount of $70.0 million with a cap rate on 1 month LIBOR of 2.0% from July 2010 to December 2011. The interest rate swap agreement is for a notional amount of $70.0 million with an interest rate of 2.3% from January 2012 to June 2013. The Company paid $0.1 million for the interest rate cap and the interest rate swap had no value at inception. Both the interest rate cap and swap are categorized as Level 2 measurements, as their values can be determined by using data available in public markets.

On May 1, 2010, the Company acquired substantially all of the assets of five Medicare-certified hospice companies and four Medicare-certified home health companies located in Arizona, Idaho, Montana and Nevada (“the Hospice/Home Health Acquisition”), described in Note 13 Acquisition. As part of the purchase agreement, the purchase consideration included cash, promissory notes, contingent consideration, and deferred cash payments. The contingent consideration arrangement requires the Company to pay contingent payments should the acquired operations achieve certain financial targets based on EBITDA, as defined in the acquisition agreement, which was filed as an exhibit to the Company’s Report on Form 10Q filed with the SEC on May 4, 2010. The purchase price included in the initial closing price adjusted by the amount up to $7.0 million over period of 5 years. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement. The contingent consideration was recorded at the date of acquisition in the amount of $4.9 million. As of June 30, 2010 the contingent consideration had a fair value of $5.0 million. This is included in the Company’s other non-current liabilities on the balance sheet, see Note 7 Other Long-term Liabilities.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The change in fair value of interest rate hedge transactions designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations is reported in accumulated other comprehensive income.

11. Debt

The Company’s long-term debt is summarized as follows (dollars in thousands):

	As of September 30, 2010	As of December 31, 2009
Revolving Credit Facility, interest rate comprised of LIBOR( subject to a 1.50% floor) plus 3.75% or 5.25% at September 30, 2010, and LIBOR plus 2.75%, or 2.99% at December 31, 2009; collateralized by substantially all assets of the Company; September 30, 2010 amount due 2015, December 31, 2009 amount due 2012	$45,000	$61,000
Revolving Credit Facility, interest rate based on prime plus 1.75%, or 5.00% at December 31, 2009) collateralized by substantially all assets of the Company, due 2012	—	11,000
Term Loan, interest rate based on LIBOR (subject to a 1.50% floor) plus 3.75%, or 5.25% at September 30, 2010, and LIBOR plus 2.00%, or 2.28% at December 31, 2009; collateralized by substantially all assets of the Company; September 30, 2010 amount due 2016, December 31, 2009 amount due 2012	355,722	100,000
Term Loan, interest rate swapped at 2.58% through December 31, 2010 as of December 31, 2009; collateralized by substantially all assets of the Company; amount due 2012	—	145,000
Term Loan, interest rate based on LIBOR plus 2.00%, or 2.25% at December 31, 2009; collateralized by substantially all assets of the Company; amount due 2012	—	3,300
2014 Senior Subordinated Notes, interest rate 11.0%, with an original issue discount of $358 and $438 at September 30, 2010 and December 31, 2009, respectively, interest payable semiannually, principal due 2014	129,642	129,562
Notes payable, interest rate fixed at 6.5%, payable in monthly installments, collateralized by a first priority deed of trust, due December 2018	1,444	1,544
Insurance premium financing	367	5,071
Hospice/Home Health Acquisition note, interest rate fixed at 6.00%, payable in annual installments	9,941	—
Present value of capital lease obligations at effective interest rates, collateralized by property and equipment	2,189	2,202

Total long-term debt and capital leases	544,305	458,679
Less amounts due within one year	(8,295)	(7,823)

Long-term debt and capital leases, net of current portion	$536,010	$450,856

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On April 9, 2010, the Company entered into an up to $360.0 million senior secured term loan and a $100.0 million revolving credit facility (the “Restated Credit Agreement”) that amended and restated the senior secured term loan and revolving credit facility that were set to mature in June 2012. As of September 30, 2010, there was $45.0 million outstanding on the revolving credit facility.

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

In addition, the Company expensed deferred financing fees in the amount of $6.6 million. In conjunction with the closing of the refinancing, the Company terminated its then existing swap agreements as they were incompatible with the new financing due to the existence of the LIBOR floor. The termination of the swap agreements cost $0.4 million, which was recorded as debt retirement costs.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company issued $10.0 million of notes as part of the purchase consideration for the Hospice/Home Health Acquisition. The note bears interest at 6.00% with $2.0 million of principal due annually beginning November 1, 2010. The $10.0 million of notes are payable to the selling entities, of which the Company’s President and Chief Operating Officer of Home and Hospice Care Investments, LLC and the Company’s Regional Vice President of Hospice/Home Health are significant shareholders.

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

The Company continues to operate its hospice businesses in Anaheim, California, Arizona, Idaho, Montana, Nevada, and New Mexico.

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net operating revenues	$—	$174	$—	$635
Loss from discontinued operations before income tax	—	(396)	—	(637)
Tax benefit	—	153	—	247

Loss from discontinued operations	$—	$(243)	$—	$(390)

13. Acquisitions

Effective May 1, 2010, the Company acquired substantially all of the assets of five Medicare-certified hospice companies and four Medicare-certified home health companies located in Arizona, Idaho, Montana and Nevada, referred to herein as the Hospice/Home Health Acquisition. The total consideration payable by the Company in connection with acquisition transactions is approximately $63.0 million, consisting of approximately $45.3 million in cash, with the remainder in the form of deferred and contingent payments payable over a three to five year period. The cash portion of the purchase price was funded by a $30.0 million delayed draw on the Company’s refinanced term loan with the remainder of the cash consideration funded from the Company’s revolving credit facility. For the nine months ended September 30, 2010, the Hospice/Home Health Acquisition contributed revenue of $23.3 million and EBITDA of $3.6 million. The goodwill of $57.0 million arising from the acquisition represents the commercial opportunity for the Company to expand the existing Hospice operations as well as a complement to the Company’s existing core operations and is expected to be deductible for income tax purposes over the next 15 years. All of the goodwill is included in the Company’s Ancillary Services segment.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The assets of Hospice/Home Health Acquisition were recorded at estimated fair value as of the date of acquisition under the purchase method of accounting. The following table summarizes the allocation of the purchase price to the fair value of assets acquired at the date of acquisition (dollars in thousands):

Depreciable fixed assets, Net	$591
Licenses	5,140
Goodwill	57,042

Total assets acquired	$62,773

The purchase consideration is equal to the sum of the cash paid and the fair value of the deferred payments, the promissory notes, and the contingent consideration. As part of the purchase price, annual aggregate deferred cash payments of $1.0 million are to be made over a 3-year period starting May 1, 2011. The promissory notes bear interest at 6.00% with $2.0 million of principal payments due annually beginning November 1, 2010. The contingent consideration arrangement requires the Company to pay contingent payments should the acquired operations achieve certain financial targets based on EBITDA, as defined in the acquisition agreement. The purchase price included in the initial closing price adjusted by the amount up to $7.0 million over period of 5 years. The notes payable, the deferred payments and the contingent consideration are payable to the selling entities, of which the Company’s President and Chief Operating Officer of Home and Hospice Care Investments, LLC and the Company’s Regional Vice President of Hospice/Home Health are significant shareholders. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement as defined in Note 10, Fair Value Measurements. The following table summarizes the allocation of the total purchase consideration at the date of acquisition (dollars in thousands):

Cash	$45,380
Deferred cash payments	2,537
Promissory note	9,926
Contingent Consideration	4,930

Total purchase consideration	$62,773

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not indicate future performance. Our forward-looking statements, which reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 and our subsequent reports on Form 10-Q and Form 8-K filed with the Securities and Exchange Commission (the “SEC”). As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our,” and “us” refer to Skilled Healthcare Group, Inc. and its wholly owned companies. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this report.

Business Overview

We are a holding company that owns subsidiaries that operate skilled nursing facilities, assisted living facilities, hospices, home health providers and a rehabilitation therapy business. We have an administrative service company that provides a full complement of administrative and consultative services that allows our facility operators and third-party facility operators with whom we contract to better focus on delivery of healthcare services. We have one such service agreement with an unrelated facility operator. These subsidiaries focus on providing high-quality care to our patients and have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of September 30, 2010, we owned or leased 79 skilled nursing facilities and 22 assisted living facilities, together comprising 11,076 licensed beds. Our facilities, approximately 74.3% of which we own, are located in California, Texas, Iowa, Kansas, Missouri, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. For the nine months ended September 30, 2010, we generated approximately 82.2% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, hospice care and home health services.

Recent Developments

As discussed in Note 8, “Commitments and Contingencies—Litigation,” on September 7, 2010, we reached an agreement to settle the case entitled, VINNIE LAVENDER, by and through her Conservator, WANDA BAKER; WALTER SIMON; JACQUELYN VILCHINSKY vs. SKILLED HEALTHCARE GROUP, INC., et al. (and twenty-two individually-named California nursing facilities receiving administrative services from Skilled Healthcare, LLC) (the “Humboldt County Action”). As part of the settlement, we and other defendants entered into separate settlement agreements with the plaintiffs and the Humboldt County District Attorney’s Office, each dated as of September 7, 2010.

Under the terms of the settlement agreements, we deposited a total of $50 million into escrow accounts to cover settlement payments to class members, notice and claims administration costs, certain service payments to named plaintiffs, reasonable attorneys’ fees and costs (in an amount to be determined and approved by the Humboldt County Court) and certain other payments.

The settlement agreements also instituted an injunction, pursuant to which the twenty-two defendants that operate California nursing facilities must provide specified nurse staffing levels, comply with specified state and federal laws governing staffing levels and posting requirements, and provide reports and information to a monitor. The injunction will remain in effect for a period of twenty-four months unless extended for additional three-month periods as to those defendants that may be found in violation. Defendants demonstrating compliance for an eighteen-month period may petition for termination of the injunction. The Company is required to demonstrate over the term of the injunction that the costs of the injunction are at least $9.6 million. The injunction costs include, among other things, costs attributable to (i) enhanced reporting requirements; (ii) implementing advanced staffing tracking systems; (iii) fees and expenses paid to an auditor and special master; (iv) increased labor and labor related expenses; and (v) lost revenues attributable to admission decisions based on compliance with the terms and conditions of the injunction. To the extent the costs of complying with the injunction are less than $9.6 million, the Company will be required to remit any shortfall to the settlement fund.

Pursuant to the settlement agreements, the plaintiffs and the Humboldt County District Attorney’s Office, as Intervenor on behalf of the People of the State of California, have agreed to release the Company and the other defendants from claims related to the causes of action alleged in the Lavender case, as further described in the settlement agreements, which were filed as exhibits to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2010. Neither of the settlement agreements contains an admission or concession of wrongdoing by the Company or any other defendants.

Revenue

Revenue by Service Offering

We operate our business in two reportable segments: long-term care services and ancillary services. Long-term care services includes the operation of skilled nursing and assisted living facilities as well as an administrative service company that provides a full complement of administrative and consultative services that allows its facility operators, those unrelated facility operator, with whom we contract, and our ancillary healthcare operators to better focus on delivery of healthcare services. Long-term care services is the most significant portion of our business. Ancillary services include our integrated and third-party rehabilitation therapy, hospice and home health businesses.

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

The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2010		2009
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$166,041	79.4%	$160,173	85.4%	$5,868	3.7%
Assisted living facilities	6,550	3.1	6,051	3.2	499	8.2

Total long-term care services	172,591	82.5	166,224	88.6	6,367	3.8
Ancillary services:
Rehabilitation therapy services	19,160	9.2	19,095	10.3	65	0.3
Hospice	13,858	6.6	2,128	1.1	11,730	551.2
Home Health	3,590	1.7	—	—	3,590	100.0

Total ancillary services	36,608	17.5	21,223	11.4	15,385	72.5

Total	$209,199	100.0%	$187,447	100.0%	$21,752	11.6%

	Nine Months Ended September 30,
	2010		2009
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$492,959	82.2%	$481,242	84.8%	$11,717	2.4%
Assisted living facilities	18,871	3.1	18,126	3.2	745	4.1

Total long-term care services	511,830	85.3	499,368	88.0	12,462	2.5
Ancillary services:
Rehabilitation therapy services	54,624	9.1	57,154	10.0	(2,530)	(4.4)
Hospice	26,786	4.6	11,153	2.0	15,633	140.2
Home Health	6,249	1.0	—	0.0	6,249	100.0

Total ancillary services	87,659	14.7	68,307	12.0	19,352	28.3

Total	$599,489	100.0%	$567,675	100.0%	$31,814	5.6%

Sources of Revenue

The following table sets forth revenue consolidated by state and revenue by state as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2010		2009
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$84,935	40.6%	$83,041	44.3%
Texas	47,924	22.9	48,119	25.7
New Mexico	21,816	10.4	18,914	10.1
Kansas	15,837	7.6	14,573	7.8
Missouri	14,101	6.7	13,931	7.4
Nevada	13,884	6.6	7,835	4.2
Other	10,702	5.2	1,034	0.5

Total	$209,199	100.0%	$187,447	100.0%

	Nine Months Ended September 30,
	2010		2009
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$250,944	41.9%	$253,033	44.6%
Texas	142,114	23.7	143,887	25.3
New Mexico	64,101	10.7	60,766	10.7
Kansas	45,712	7.6	42,757	7.5
Missouri	28,168	4.7	41,648	7.3
Nevada	33,307	5.6	23,363	4.1
Other	35,143	5.8	2,221	0.5

Total	$599,489	100.0%	$567,675	100.0%

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

The following table sets forth our Medicare, managed care, private pay/other and Medicaid patient days as a percentage of total patient days and the level of skilled mix for our skilled nursing facilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Medicare	15.5%	15.8%	15.9%	16.5%
Managed care	7.0	6.6	6.9	7.0

Skilled mix	22.6	22.4	22.8	23.5
Private pay and other	16.2	18.0	16.5	18.0
Medicaid	61.2	59.6	60.7	58.5

Total	100.0%	100.0%	100.0%	100.0%

Our skilled mix remained consistent in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease in skilled mix for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to new and re-admissions staying flat coupled by a decrease in overall average length of stay. We attribute the shortened length of stays to the challenging economic environment which affects those patients wishing to avoid co-pays and in their early discharge as compared to historical trends. While admissions remain flat, we continue to face competitive pressures, primarily due to the continued development of new facilities and fill up of recently completed facilities in Texas near our existing facilities.

Assisted Living Facilities. Within our assisted living facilities, which are mostly in Kansas, we generate our revenue primarily from private pay sources, with a small portion earned from Medicaid or other state specific programs.

Ancillary Service Segment

Rehabilitation Therapy. As of September 30, 2010, we provided rehabilitation therapy services to a total of 169 healthcare facilities, including 69 of our facilities, as compared to 175 facilities, including 67 of our facilities, as of September 30, 2009. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. The net decrease of 6 facilities serviced was comprised of 19 new facilities serviced, net of 25 cancellations. Of the 25 cancellations, 24 facilities were operated by two customers, one of whom was canceled for non-payment. While margins for these two customers were lower than our other rehabilitation therapy customers on average, there has been a negative impact to rehabilitation therapy revenue in 2010 as a result of these cancellations as we have not fully replaced the revenue represented by these contracts. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party skilled nursing facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered.

Hospice. We provide hospice care in California and New Mexico and as of May 1, 2010, we provided hospice care in Arizona, Nevada, Idaho, and Montana due to the acquisition of substantially all of the assets of five Medicare-certified hospice companies and four Medicare-certified home health companies located in Arizona, Idaho, Montana and Nevada (the “Hospice/Home Health Acquisition”). We derive substantially all of the revenue from our hospice business from Medicare and managed care reimbursement for hospice services. Our objective is to increase the number of patients that each of our hospice programs serves, thus improving our site-level margins and leveraging our overhead.

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

Home Health. As of May 1, 2010, we provided home health care in Arizona, Nevada, Idaho and Montana. We derive substantially all of the revenue from our home health business from Medicare. Net service revenue is recorded under the Medicare payment program (“PPS”) based on a 60-day episode payment rate that is subject to downward adjustment based on certain variables including, but not limited to: (a) an outlier payment if our patient’s care was unusually costly; (b) a low utilization adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments.

Regulatory and Other Governmental Actions Affecting Revenue

The following table summarizes the amount of revenue that we received from each of the payor classes in the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2010		2009
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
Medicare	$78,586	37.6%	$64,000	34.1%
Medicaid	65,876	31.5	61,217	32.7

Subtotal Medicare and Medicaid	144,462	69.1	125,217	66.8
Managed Care	18,893	9.0	17,245	9.2
Private pay and other	45,844	21.9	44,985	24.0

Total	$209,199	100.0%	$187,447	100.0%

	Nine Months Ended September 30,
	2010		2009
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
Medicare	$218,665	36.5%	$201,719	35.5%
Medicaid	191,911	32.0	177,614	31.3

Subtotal Medicare and Medicaid	410,576	68.5	379,333	66.8
Managed Care	55,146	9.2	53,491	9.4
Private pay and other	133,767	22.3	134,851	23.8

Total	$599,489	100.0%	$567,675	100.0%

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

On July 22, 2010, CMS published a notice containing its fiscal year 2011 per diem payment rates for skilled nursing facilities, effective for services provided beginning October 1, 2010 through September 30, 2011. Under the notice, CMS revised and rebased the skilled nursing facility market basket, resulting in a 1.7% market basket increase factor for fiscal year 2011. The fiscal year 2011 market basket adjustment will increase aggregate payments to skilled nursing facilities nationwide by approximately $542.0 million. Skilled nursing facility payment rates are calculated using a market basket index that reflects changes in the value of goods and services relevant to nursing home care. CMS also make a forecast error adjustment if the difference between the projected and actual market basket index exceeds 0.5%. To calculate the fiscal year 2011 payment rate, CMS looked at the most recent available data from fiscal year 2009, when the forecasted market basket index was 3.4% and the actual increase was 2.8%. As a result the fiscal year 2011 market basket increase factor of 2.3% was decreased by 0.6%, for the net positive updated of 1.7%. In addition, the July 22, 2010 notice describes a provision of the Patient Protection and Affordable Care Act of 2010 (“PPACA”) that changes the implementation schedule in fiscal year 2011 for the Resource Utilization Groups, Version 4 (“RUGs IV”) case-mix classification system. CMS will delay implementing the provision “until system modifications are completed,” according to a CMS press release. Comments in response to the notice were due by September 20, 2010.

On July 22, 2010, CMS published a notice increasing Medicare payments to hospices in fiscal year 2011 by 1.8%, or approximately $220.0 million. CMS said the notice reflects a 2.6% increase in the market basket, offset by a 0.8% decrease in payments to hospices due to a revised phase out of the wage index budget neutrality adjustment factor, starting with a 10% reduction in fiscal year 2010 and a 15% reduction each year from fiscal year 2011 through fiscal year 2016. The fiscal year 2011 hospice payment rates are effective for care and services furnished on or after October 1, 2010 through September 30, 2011. Comments in response to the notice were due by September 20, 2010.

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

Medicare Hospice Cap. Various provisions were included in Section 1814 of the Social Security Act, the legislation creating the Medicare hospice benefit, to manage the cost to the Medicare program for hospice. These measures include the patient’s waiver of curative care requirement, the six-month terminal prognosis requirement and the Medicare payment caps. The Medicare hospice benefit includes two fixed annual caps on payment, both of which are assessed on a hospice-specific basis. One cap is an absolute dollar amount; the other limits the number of days of inpatient care. The caps are calculated from November 1 through October 31 of each year. The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed an annual aggregate cap amount. This annual aggregate cap amount is calculated by multiplying the number of first time Medicare hospice beneficiaries during the year by the Medicare per beneficiary cap amount, resulting in that hospice’s aggregate cap, which is the allowable amount of total Medicare payments that hospice can receive for that cap year. If a hospice exceeds its aggregate cap, then the hospice must repay the excess back to Medicare. The Medicare cap amount is reduced proportionately for patients who transferred in and out of our hospice services. The Medicare cap amount is adjusted annually for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. Our hospice program exceeded the Medicare cap limit in 2009 by $2.1 million.

On July 23, 2010, CMS published a proposed rule containing a number of changes that would reduce Medicare payments to home health agencies under the home health PPS by 4.75% in calendar year 2011, representing an approximate $900.0 million cut in

Medicare payments to home health agencies from payments received by home health agencies in calendar year 2010. The proposed net reduction includes the combined effects of a market basket updated ($270.0 million increase), a wage index update ($20.0 million increase), purported reductions to the home health PPS rates to account for increases in aggregate case-mix unrelated to underlying changes in patients’ health status ($700.0 million decrease), and application of a 1% reduction to the home health market basket update, as mandated by the PPACA. Based on updated data analysis of case-mix changes, instead of the planned 2.71% reduction for calendar year 2011, CMS said it proposes to reduce home health PPS rates by 3.79% in calendar year 2011 and a further 3.79% in calendar year 2012. The July 23, 2010 proposed rule also contains provisions implementing further reductions in rates under the PPACA changes to the home health agency outlier policy. As noted above, home health agencies receive outlier payments for 60-day home health episodes of care that carry unusually high costs. Prior to the enactment of the PPACA, total outlier payments could not exceed 5% of total projected or estimate home health payments in a given year. However, due to uncontrolled growth in outlier payments in a few discrete areas of the country, the PPACA implemented a change to the existing home health outlier policy through a 5% reduction to home health PPS rates, with total outlier payments not to exceed 2.5% of the total payments estimated for a given year. Home health agencies are also permanently subject to a 10% agency-level cap on outlier payments. Comments on the proposed rule were due by September 14, 2010.

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

Provider MIC audits began in Florida and South Carolina at the end of fiscal year 2008; audits in other jurisdictions began in fiscal year 2009. As of December 2009, MICs began actively conducting audits in over 30 states, including California, Texas, and New Mexico. Statements from CMS regarding the preliminary results of the first 500 MIC audits indicate that nearly 30% of the audits conducted have been of long-term care facilities. Unlike the Medicare Recovery Audit Contractor, or RAC, program, the MIC audits are not subject to a uniform set of federal standards, but rather are governed according to state regulations and procedures relating to Medicaid provider audits and appeals. As such, a great degree of uncertainty surrounds whether and to what extent the results of audits conducted by this new set of audit contractors will result in recoupments of alleged overpayments to our facilities. To the extent the MICs apply different or more stringent standards than other past analogous audit programs, the MIC audits could result in recoupments of alleged overpayments and could have an adverse impact on our results of operations.

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

Rapidly increasing Medicaid spending, combined with slow state revenue growth, has led many states to institute measures aimed at controlling spending growth. For example, California initially had extended its cost-based Medi-Cal long-term care reimbursement system enacted through Assembly Bill 1629 (A.B. 1629) through the 2009-2010 and 2010-2011 rate years with a growth rate of up to five percent for both years. However, due to California’s severe budget crisis in 2009, on July 24, 2009, the California Legislature passed a budget balancing proposal that eliminated this five percent growth cap by amending the then-current statute to provide that, for the 2009-2010 and 2010-2011 rate years, the weighted average Medi-Cal reimbursement rate paid to long-term care facilities shall not exceed the weighted average Medi-Cal reimbursement rate for the 2008-2009 rate year. Despite the California Legislature’s decision in 2009 to hold the growth cap flat for the 2010-2011 rate year and California’s continuing budget crisis in 2010, on October 19, 2010, the California Legislature passed a budget trailer bill that extended A.B. 1629 through the 2011-2012 rate year and ameliorated the 2009 growth cap reductions. The Legislature amended current statute to provide that, for the 2010-2011 rate year, the weighted average Medi-Cal reimbursement rate paid to long-term care facilities shall not exceed 3.93% if the increase in the federal medical assistance percentage (FMAP) pursuant to the federal American Recovery and Reinvestment Act of 2009 (ARRA) (Public Law 111-5) is extended for the entire 2010-2011 rate year, or 3.14%, if the increase in the FMAP pursuant to ARRA is not extended for that period of time, plus the projected cost of complying with new state or federal mandates. In addition, the budget trailer bill provided that for the 2011-2012 rate year, the weighted average Medi-Cal reimbursement rate paid to long-term care facilities shall not exceed 2.4%, plus the projected cost of complying with new state or federal mandates. Moreover, the budget trailer bill extended a change to the A.B. 1629 long-term care reimbursement system that was implemented in July of 2009 as a result of California’s 2009 budget crisis; namely, the amounts that California nursing facilities will pay to Medi-Cal in quality assurance fees for the for the 2009-2010 to 2011-2012, inclusive, rate years will include will include Medicare revenue in the calculation of the quality assurance fee that nursing facilities pay under A.B. 1629. California’s Governor signed the budget trailer bill into law on October 21, 2010. However, these changes in reimbursement to long-term care facilities will be implemented retroactively to the beginning of the calendar quarter in which California submitted its request for federal approval to CMS; i.e., retroactive to August 1, 2010. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities in the states in which we operate. In addition, the DRA of 2005 limited the circumstances under which an individual may become financially eligible for Medicaid and nursing home services paid for by Medicaid.

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

•

Enhanced CMPs and Escrow Provisions. Effective March 23, 2010, the PPACA includes expanded civil monetary penalty (“CMP”) provisions applicable to all Medicare and Medicaid providers. Sections 6402 and 6408 of the PPACA provide for the imposition of CMPs of up to $50,000 and, in some cases, treble damages, for actions relating to alleged false statements to the federal government. Section 6111 of the PPACA also includes CMP provisions specific to skilled nursing facilities that in limited circumstances provide for up to a fifty percent (50%) reduction in CMPs where a facility self-reports and promptly corrects an alleged deficiency within ten (10) calendar days. In addition, the new CMP provisions specific to skilled nursing facilities provide that the Secretary of Health and Human Services may provide for the collection and placement of the CMP amount into an escrow account on the earlier of the date informal dispute resolution is completed or ninety (90) days after the imposition of the CMP. If an appeal is successful, the facility would receive a refund of the collected amounts with interest. This CMP escrow provision is a departure from prior policy, which only required remittance of CMP amounts following the final disposition of a CMP dispute. On July 12, 2010, CMS published a proposed rule implementing the PPACA’s enhanced CMP and escrow provisions. Comments on the proposed rule were due by August 11, 2010; it is anticipated that the final rule implementing these provisions will be issued to take effect by July 1, 2011. To the extent our facilities are assessed large CMPs that are collected and placed into an escrow account pending lengthy appeals, such actions could adversely affect the results of operations.

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

•

Expanded Basis for Mandatory Medicaid Exclusions. Beginning January 1, 2011, Section 6501 of the PPACA substantially expands the reach of mandatory exclusions for Medicaid to include individuals or entities that own, control, or manage an entity that is affiliated with a suspended, excluded, or terminated individual or entity. To the extent this expanded exclusion provision is applied in a manner that results in the exclusion from Medicaid of more of our facilities than would otherwise occur under pre-PPACA law, such additional exclusion could have a material adverse impact on the results of operations.

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

Results of Operations

The following table summarizes some of our key performance indicators, along with other statistics, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Occupancy statistics (skilled nursing facilities):
Available beds in service at end of period	9,378	9,094	9,378	9,094
Available patient days	855,522	839,244	2,528,567	2,478,427
Actual patient days	709,792	698,489	2,108,941	2,080,944
Occupancy percentage	83.0%	83.2%	83.4%	84.0%
Average daily number of patients	7,715	7,592	7,725	7,623

Revenue per patient day (skilled nursing facilities prior to intercompany eliminations)
LTC only Medicare (Part A)	$498	$504	$497	$500
Medicare blended rate (Part A & B)	566	564	560	558
Managed care	374	372	377	369
Medicaid	151	147	149	145
Private and other	168	159	169	161
Weighted-average for all	$234	$230	$234	$232

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	80.6	80.8	80.5	79.8
Rent cost of revenue	2.3	2.4	2.4	2.4
General and administrative	2.9	3.4	3.1	3.4
Litigation settlement costs	25.6	—	8.9	—
Depreciation and amortization	3.0	3.2	3.0	3.1

	114.4	89.8	97.9	88.7

Other income (expenses):
Interest expense	(4.8)	(4.5)	(4.4)	(4.4)
Interest income	0.1	0.1	0.1	0.1
Other income (expense)	—	—	0.1	—
Equity in earnings of joint venture	0.4	0.4	0.4	0.4
Debt retirement costs	—	—	(1.2)	—

Total other expenses, net	(4.3)	(4.0)	(5.0)	(3.9)

(Loss) Income from continuing operations before provision for income taxes	(18.7)	6.2	(2.9)	7.4
(Benefit) Provision for income taxes	(6.6)	1.3	(0.9)	2.5

(Loss) Income from continuing operations	(12.1)	4.9	(2.0)	4.9
Loss from discontinued operations, net of tax	—	(0.1)	—	(0.1)

Net (loss) income	(12.1)%	4.8%	(2.0)%	4.8%

EBITDA	(11.0)%	13.7%	4.5%	14.7%
Adjusted EBITDA	14.6%	13.8%	14.6%	14.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Reconciliation from net income to EBITDA and Adjusted EBITDA (in thousands):
Net (loss) income	$(25,307)	$9,052	$(11,882)	$28,135
Interest expense, net of interest income	9,826	8,132	25,851	23,852
(Benefit) Provision for income taxes	(13,766)	2,420	(5,406)	14,000
Depreciation and amortization expense	6,305	6,014	18,241	17,358

EBITDA	(22,942)	25,618	26,804	83,345
Disposal of asset	—	1	(479)	60
Discontinued operations	—	243	—	390
Debt retirement costs	—	—	7,010	—
Litigation settlement costs	53,505	—	53,505	—
Acquisition costs	—	—	400	—

Adjusted EBITDA	$30,563	$25,862	$87,240	$83,795

(1)	We define EBITDA as net income before depreciation, amortization and interest expense (net of interest income) and the provision for (benefit from) income taxes. EBITDA margin is EBITDA as a percentage of revenue. Adjusted EBITDA is EBITDA adjusted for non-core business items, which for this report includes the following (each to the extent applicable in the appropriate period):

•	discontinued operations, net of tax;

•	gains or losses on sale of assets;

•	provision for the impairment of long-lived assets, including goodwill;

•	the write-off of deferred financing costs of extinguished debt;

•	acquisition costs; and

•	certain litigation expenses.

We believe that the presentation of EBITDA and Adjusted EBITDA provides useful information regarding our operational performance because they enhance the overall understanding of the financial performance and prospects for the future of our core business activities.

Specifically, we believe that a report of EBITDA and Adjusted EBITDA provides consistency in our financial reporting and provides a basis for the comparison of results of core business operations between our current, past and future periods. EBITDA and Adjusted EBITDA are two of the primary indicators management uses for planning and forecasting in future periods, including trending and analyzing the core operating performance of our business from period-to-period without the effect of U.S. generally accepted accounting principles, or US GAAP, expenses, revenues and gains that are unrelated to the day-to-day performance of our business. We also use EBITDA and Adjusted EBITDA to benchmark the performance of our business against expected results and analyze year-over-year trends (each as described below) and to compare our operating performance to that of our competitors.

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

Finally, we use Adjusted EBITDA to determine compliance with our debt covenants and assess our ability to borrow additional funds and to finance or expand operations. The credit agreement governing our first lien term loan uses a measure substantially similar to Adjusted EBITDA as the basis for determining compliance with our financial covenants, specifically our minimum interest coverage ratio and our maximum total leverage ratio, and for determining the interest rate of our first lien term loan. The indenture governing our 11.0% senior subordinated notes also uses a substantially similar measurement for determining the amount of additional debt we may incur. For example, both our credit facility and the indenture governing our 11.0% senior subordinated notes include adjustments for gains or losses on sale of assets, and the write-off of deferred financing costs of extinguished debt. Our credit facility also includes an adjustment for expenses we incurred in connection with the defense and settlement of the Humboldt County Action. Our noncompliance with these financial covenants could lead to acceleration of amounts due under our credit facility. In addition, if we cannot satisfy certain financial covenants under the indenture for our 11.0% senior subordinated notes, we cannot engage in certain specified activities, such as incurring additional indebtedness or making certain payments.

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

•	they are not adjusted for all non-cash income or expense items that are reflected in our consolidated statements of cash flows;

•	they do not reflect the impact on earnings of charges resulting from certain matters we consider not to be indicative of our ongoing operations such as certain litigation settlement costs; and

•	other companies in our industry may calculate these measures differently than we do, which may limit their usefulness as comparative measures.

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

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue. Revenue increased $21.8 million, or 11.6%, to $209.2 million in the three months ended September 30, 2010 from $187.4 million in the three months ended September 30, 2009.

The following table shows revenue dollars and revenue percentage for long-term care services:

	Three Months Ended September 30,
	2010		2009		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Long-term care services:
Skilled nursing facilities	$166.0	79.4%	$160.2	85.4%	$5.8	3.7%
Assisted living facilities	6.6	3.1	6.1	3.2	0.5	8.2

Total long-term care services	$172.6	82.5%	$166.3	88.6%	$6.3	3.8%

Skilled nursing facility revenue increased $2.1 million due to the addition of the December 2009 acquisition of a facility in Davenport, Iowa and our newly developed facility in Fort Worth, Texas. Additionally, for skilled nursing facilities operated for all of the three months ended September 30, 2009 and 2010, revenue increased $3.7 million due to a higher weighted average per patient day rate from Medicare, Medicaid and managed care pay sources. Our skilled mix remained relatively consistent at 22.6% in the three months ended September 30, 2010 from 22.4% in the three months ended September 30, 2009. While admissions remain flat, we continue to face competitive pressures, primarily due to the continued development of new facilities and fill up of recently completed developments in Texas near our existing facilities. Our average daily Medicare rate decreased 0.5% to $567 in the three months ended September 30, 2010 from $564 in the three months ended September 30, 2009. Our average daily Medicaid rate increased 3.4% to $151 in the three months ended September 30, 2010 from $146 per day in the three months ended September 30, 2009, primarily due to increased Medicaid rates in Texas, Nevada and Missouri. We have experienced net reductions in Medicaid rates in California and Kansas. Revenue at our assisted living facilities increased to $6.6 million in the three months ended September 30, 2010 from $6.1 million in the three months ended September 30, 2009, primarily due to our newly developed facility in Tonganoxie, Kansas, which opened in April 2009 and was not fully occupied in the three months ended September 30, 2009.

The following table shows revenue dollars and revenue percentage for ancillary services:

	Three Months Ended September 30,
	2010		2009		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Ancillary services:
Rehabilitation therapy services for non-affiliated entities	$19.2	9.2%	$19.1	10.3%	$0.1	0.01%
Hospice	13.9	6.6	2.0	1.1	11.9	551.2
Home Health	3.6	1.7	—	—	3.6	100.0

Total ancillary services	$36.6	17.5%	$21.1	11.4%	$15.5	72.5%

Rehabilitation therapy services revenue increased slightly to $19.2 million for the three months ended September 30, 2010 and 2009. Hospice revenue for the three months ended September 30, 2010 increased primarily due to the Hospice/Home Health Acquisition.

Cost of Services Expenses. Cost of services expenses increased $17.1 million, or 11.3%, to $168.6 million, or 80.6% of revenue, in the three months ended September 30, 2010, from $151.5 million, or 80.8% of revenue, in the three months ended September 30, 2009.

The following table shows cost of service dollars (prior to intersegment eliminations) and cost of services as a percentage of revenue for long-term care services:

	Three Months Ended September 30,
	2010		2009		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage

					Dollars	Percentage
	(dollars in millions)
Long-term care services:
Skilled nursing facilities	$130.4	78.6%	$124.9	78.0%	$5.5	4.4%
Assisted living facilities	4.6	69.7	4.2	68.9	0.4	9.5
Regional operations support	5.5	n/a	5.5	n/a	—	—

Total long-term care services	$140.5	81.4%	$134.6	80.9%	$5.9	4.4%

Cost of services expenses at our skilled nursing facilities increased $2.1 million due to the opening of the Fort Worth Center of Rehabilitation and acquisition of St. Mary Healthcare, and $3.4 million from operating costs increasing at facilities acquired or developed prior to July 1, 2009 by $4 per patient day, or 2.2%, to $183 per patient day in the three months ended September 30, 2010 from $179 per patient day in the three months ended September 30, 2009. The $3.4 million increase in operating costs resulted from a $1.4 million increase in labor costs, which represented an increase of $2, or 1.5%, on a per patient day basis. Additionally, the increase in operating costs resulted from a $1.0 million increase in taxes and licenses and a $1.0 million increase in expenses related to rehab/ancillaries. Cost of services expenses at our assisted living facilities increased $0.4 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

The following table shows cost of service dollars (prior to intersegment eliminations), revenue (prior to intersegment eliminations) and cost of services as a percentage of revenue (prior to intersegment eliminations) for ancillary services:

	Three Months Ended September 30,
	2010			2009			Increase/(Decrease)
	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Profitability (prior to intersegment eliminations) percentage	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Profitability (prior to intersegment eliminations) percentage

							Dollars	Percentage
	(dollars in millions)
Ancillary services:
Rehabilitation therapy services for non-affiliated entities	$36.4	$31.3	86.0%	$35.7	$30.0	84.0%	$1.3	4.3%
Hospice	13.9	10.8	77.7	2.0	4.1	205.0	6.7	163.4
Home Health	3.6	3.3	91.7	—	—	—	3.3	100.0

Total ancillary services	$53.9	$45.4	84.2%	$37.7	$34.1	90.5%	$11.3	33.1%

Rehabilitation therapy costs as a percentage of revenue increased to 86.0% from 84.0% in the three months ended September 30, 2010, as compared to the same period in 2009, as the result of increased bad debt expense, costs associated with the roll out of our new Enterprise Resource Planning (“ERP”) system for our therapy line of business and a slight increase in overhead. Cost of services expense in our hospice business was challenged by labor inefficiencies in our California operations in the three months ended September 30, 2009, which have since been mostly remediated. The increase in hospice cost of services was primarily due to the previously mentioned Hospice/Home Health Acquisition. Hospice and home health costs of services included $0.4 million of acquisition related costs in the three months ended September 30, 2010 which will not recur. In the next twelve months, we expect our cost of services expense to increase primarily due to complying with the terms of the injunction related to the Humboldt County Action described in Note 8, Commitments and Contingencies—Litigation.

Rent cost of revenue. Rent cost of revenue increased by $0.3 million, or 6.7%, to $4.8 million, or 2.3% of revenue, in the three months ended September 30, 2010 from $4.5 million, or 2.4% of revenue, in the three months ended September 30, 2009 primarily due to rent costs of facilities relating to the Hospice/Home Health Acquisition as well as rental rate increases at certain of our skilled nursing facilities.

General and Administrative Services Expenses. Our general and administrative services expenses decreased $0.3 million, or 4.7%, to $6.0 million, or 2.9% of revenue, in the three months ended September 30, 2010 from $6.3 million, or 3.2% of revenue, in the three months ended September 30, 2009.

Litigation Settlement Expense. Litigation settlement expense was $53.5 million for the quarter ended September 30, 2010 with no comparable amount for the quarter ended September 30, 2009. The $53.5 million was comprised of a $50.0 million cash settlement related to the Humboldt County Action described in Note 8, Commitments and Contingencies—Litigation, to our unaudited condensed consolidated financial statements and $3.0 million of related legal expenses, and $0.5 million in securities class action costs related to the Shepardson v. Skilled Healthcare Group, Inc. litigation described in Note 8, Commitments and Contingencies—Litigation.

Depreciation and Amortization. Depreciation and amortization increased by $0.3 million, or 5.0%, to $6.3 million in the three months ended September 30, 2010 from $6.0 million in the three months ended September 30, 2009. This increase primarily resulted from increased depreciation and amortization related to the opening of our new Fort Worth skilled nursing facility as well as new assets placed in service subsequent to July 1, 2010.

Interest Expense. Interest expense increased by $1.6 million, or 19.8%, to $10.1 million in the three months ended September 30, 2010 from $8.4 million in the three months ended September 30, 2009. The increase in our interest expense was primarily due to a increase in the average interest rate on our debt from 5.8% in the three months ended September 30, 2009 to 6.7% in the three months ended September 30, 2010 which resulted in additional interest expense of $1.1 million. The increase in our cost of borrowing was due to the refinancing of our credit facility in April 2010. Average debt outstanding increased by $47.6 million, from $470.4 million in the three months ended September 30, 2009 to $518.0 million in the three months ended September 30, 2010 which resulted in additional interest expense of $0.8 million. The increase in average debt outstanding was primarily due to the Hospice/Home Health Acquisition. The remainder of the variance in interest expense was due to a $0.3 million decrease in deferred financing fee amortization. The all in rate for the three months ended September 30, 2010 was 7.7%, as compared to 7.1% for the three months ended September 30, 2009.

Interest Income. Our interest income remained consistent at $0.3 million for the three months ended September 30, 2010 and 2009.

Equity in Earnings of Joint Venture. Equity earnings of our joint venture remained consistent at $0.7 million for the three months ended September 30, 2010 and 2009.

Provision for Income Taxes. We had a tax benefit of $13.8 million, or 35.2% of our pre-tax loss, for the three months ended September 30, 2010, as compared to a tax expense of $2.4 million, or 20.7% of pre-tax earnings for the three months ended September 30, 2009. The tax benefit for the three months ended September 30, 2010 is due to the pre-tax loss incurred as a result of our litigation settlement costs.

EBITDA. EBITDA decreased by $48.5 million to a loss of $22.9 million in the three months ended September 30, 2010 from $25.6 million in the three months ended September 30, 2009. The $48.5 million decrease was primarily related to the $53.5 million increase in litigation settlement expense, a $0.3 decrease in general and administrative expenses, a $17.1 million increase in cost of services, offset by a $21.8 million increase in revenue, all discussed above.

Loss from Continuing Operations. Income from continuing operations decreased by $50.8 million to a loss of $39.1 million in the three months ended September 30, 2010 from income of $11.7 million in the three months ended September 30, 2009. The $50.8 million decrease was related primarily to the $53.5 million litigation settlement expense, all discussed above.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue. Revenue increased $31.8 million, or 5.6%, to $599.5 million in the nine months ended September 30, 2010, from $567.6 million in the nine months ended September 30, 2009.

The following table shows revenue dollars and revenue percentage for long-term care services:

	Nine Months Ended September 30,
	2010		2009		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Long-term care services:
Skilled nursing facilities	$493.0	82.2%	$481.2	84.8%	$11.8	2.4%
Assisted living facilities	18.9	3.1	18.1	3.2	0.8	4.1

Total long-term care services	$511.9	85.3%	$499.3	88.0%	$12.6	2.5%

The increase of $10.2 million in skilled nursing facilities revenue resulted primarily from the addition of acquired and developed facilities since the beginning of 2009, which includes the opening of the Dallas Center of Rehabilitation, Fort Worth Center of Rehabilitation, and the acquisition of two facilities in Iowa. Additionally, for skilled nursing facilities operated for all of 2009 and the nine months ended September 30, 2010, revenue increased $4.6 million due to a higher weighted average per patient day rate from Medicare, Medicaid and managed care pay sources, offset by a $3.7 million decrease due to a decline in occupancy rates. Our revenue related to the administration of third party facilities decreased $0.8 million. Per patient day rates were negatively impacted by the decrease in our skilled mix in the nine months ended September 30, 2010 as compared to September 30, 2009. We believe our skilled mix declined to 22.8% in the nine months ended September 30, 2010 from 23.5% in the nine months ended September 30, 2009 primarily due to new and re-admissions staying flat coupled by a decrease in overall average length of stay in most payor classes. We attribute the shortened length of stays to various components including the demand and government support in discharging patients home sooner coupled with a challenging economic environment which affects those patients wishing to avoid co-pays, which results in their early discharge as compared to historical trends. While admissions remain flat, we continue to face competitive pressures, primarily due to the development of new facilities in Texas near our existing facilities. Our average daily Part A Medicare rate decreased 0.6% to $497 in the nine months ended September 30, 2010 from $500 in the nine months ended September 30, 2009 due to a 1.1% Medicare rate reduction effective October 1, 2009. Our average daily Medicaid rate increased 3.5% to $150 in the nine months ended September 30, 2010 from $145 per day in the nine months ended September 30, 2009, primarily due to increased Medicaid rates in Texas, Nevada and Missouri. We have experienced net reductions in Medicaid rates in California and Kansas. Revenue at our assisted living facilities increased to $0.8 million in the nine months ended September 30, 2010 from $18.1 million in the nine months ended September 30, 2009, primarily due to our newly developed facility in Tonganoxie, Kansas, which opened in April 2009 and was not fully occupied in the nine months ended September 30, 2009.

The following table shows revenue dollars and revenue percentage for ancillary services:

	Nine Months Ended September 30,
	2010		2009		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Ancillary services:
Rehabilitation therapy services
for non-affiliated entities	$54.6	9.1%	$57.2	10.0%	$(2.6)	(4.4)%
Hospice	26.8	4.6	11.2	2.0	15.6	140.2
Home Health	6.2	1.0	—	—	6.2	100.0

Total ancillary services	$87.6	14.7%	$68.4	12.0%	$19.2	28.3%

The decrease in rehabilitation therapy services revenue resulted primarily from a decrease in therapy services under existing third-party facility contracts due to the decrease in facilities serviced. For a detailed discussion of the decrease in facilities serviced, see “Sources of Revenue – Ancillary Service Segment” under Part I, Item 2 of this report. Therapy services revenue was also negatively impacted in the nine months ended September 30, 2010 by the delay in extending the outpatient therapy cap exception. Hospice and home health revenue increased in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, as a result of the Hospice/Home Health Acquisition.

Cost of Services Expenses. Our cost of services expenses increased $29.1 million, or 6.4%, to $482.3 million, or 80.5% of revenue, in the nine months ended September 30, 2010, from $453.2 million, or 79.8% of revenue, in the nine months ended September 30, 2009.

The following table shows cost of service dollars (prior to intersegment eliminations) and cost of services as a percentage of revenue for long-term care services:

	Nine Months Ended September 30,
	2010		2009		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Long-term care services:
Skilled nursing facilities	$386.3	78.4%	$374.0	77.7%	$12.3	3.3%
Assisted living facilities	13.4	70.9	$12.8	70.7	0.6	4.7
Regional operations support	16.7	n/a	$16.2	n/a	0.5	3.1

Total long-term care services	$416.4	81.3%	$403.0	80.7%	$13.4	3.3%

Cost of services expenses at our skilled nursing facilities increased $8.4 million due to the addition of acquired and developed facilities since the beginning of 2009, which includes the opening of the Dallas Center of Rehabilitation, Fort Worth Center of Rehabilitation, and the acquisition of two facilities in Iowa, and $4.0 million resulted from operating costs increasing at facilities acquired or developed prior to January 1, 2009 by $3 per patient day, or 1.7%, to $182 per patient day in the nine months ended September 30, 2010 from $179 per patient day in the nine months ended September 30, 2009. The $4.0 million increase in operating costs resulted from a $3.0 million increase in labor costs, or 2.2%, on a per patient day basis, as the fixed labor costs increased as a percent of total labor costs due to the decline in census and also due to slight labor rate increases. Additionally, the increase in operating costs resulted from a $2.0 million increase in taxes and licenses, a $0.9 million increase in rehab/ancillaries expense, a $0.4 million increase in other operating expenses, offset by a $2.3 million decrease in bad debt expense. Cost of services expenses at our assisted living facilities increased $0.6 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. In the next twelve months, we expect our cost of services expense to increase primarily due to complying with the terms of the injunction related to the Humboldt County Action described in Note 8, Commitments and Contingencies—Litigation.

The following table shows cost of service dollars (prior to intersegment eliminations), revenue (prior to intersegment eliminations) and cost of services as a percentage of revenue (prior to intersegment eliminations) for ancillary services:

	Nine Months Ended September 30,
	2010			2009			Increase/(Decrease)
	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Profitability (prior to intersegment eliminations) percentage	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Profitability (prior to intersegment eliminations) percentage	Dollars	Percentage
	(dollars in millions)
Ancillary services:
Rehabilitation therapy services for non-affiliated entities	$105.2	$89.3	84.9%	$107.4	$90.4	84.2%	$(1.1)	(1.2)%
Hospice	26.8	22.2	82.8	11.2	12.2	108.9	10.0	82.0
Home Health	6.2	5.5	88.7	—	—	—	5.5	100.0

Total ancillary services	$138.2	$117.0	84.7%	$118.6	$102.6	86.5%	$14.4	14.0%

Rehabilitation therapy costs as a percentage of revenue increased primarily because fixed costs increased as a percentage of total costs due to a decrease in third party facility contracts, as described under “Sources of Revenue—Ancillary Service Segment—Rehabilitation Therapy.” The increase in hospice cost of services was the result of the Hospice/Home Health Acquisition. Cost of services expense in our hospice business was challenged by labor inefficiencies in our California operations in 2009, which have since been remediated. Hospice and home health costs of services included $0.4 million of acquisition related costs in the nine months ended September 30, 2010 which will not recur.

Rent Cost of Revenue. Rent cost of revenue increased by $0.6 million, or 4.4%, to $14.2 million, or 2.4% of revenue, the nine months ended September 30, 2010, from $13.6 million, or 2.4% of revenue, for the nine months ended September 30, 2009, primarily due to rent costs of facilities relating to the Hospice/Home Health Acquisition as well as the rental rate increases at certain of our skilled facilities.

General and Administrative Services Expenses. Our general and administrative services expenses decreased $0.9 million, or 4.6%, to $18.5 million, or 3.1% of revenue, in the nine months ended September 30, 2010 from $19.4 million, or 3.4% of revenue, in the nine months ended September 30, 2009. The nine months ended September 30, 2009 included non-recurring legal and accounting costs of $0.9 million related to the 2009 restatement.

Litigation Settlement Expense. Litigation settlement expense was $53.5 million for the nine months ended September 30, 2010 with no comparable amount for the nine months ended September 30, 2009. The $53.5 million was comprised of a $50.0 million cash settlement related to the Humboldt County Action described in Note 8, Commitments and Contingencies—Litigation, $3.0 million of related legal expenses, and $0.5 million in securities class action costs related to the Shepardson v. Skilled Healthcare Group, Inc. described in Note 8, Commitments and Contingencies—Litigation.

Depreciation and Amortization. Depreciation and amortization increased by $0.8 million, or 4.6%, to $18.2 million, or 3.0% of revenue, in the nine months ended September 30, 2010, from $17.4 million, or 3.0% of revenue, in the nine months ended September 30, 2009. This increase primarily resulted from increased depreciation and amortization related to the opening of our developed skilled nursing facilities in Dallas and Fort Worth as well as other new assets placed in service during 2009 and 2010.

Interest Expense. Interest expense increased by $1.8 million, or 7.3%, to $26.5 million in the nine months ended September 30, 2010, from $24.7 million in the nine months ended September 30, 2009. The increase in our interest expense was primarily due to an increase in the average interest rate on our debt from 5.9% for the nine months ended September 30, 2009, to 6.2% for the nine months ended September 30, 2010, which resulted in additional interest expense of $1.2 million. The increase in our cost of borrowing was due to the refinancing of our credit facility in April 2010. Average debt outstanding increased by $13.6 million, from $479.0 million for the nine months ended September 30, 2009 to $492.6 million for the nine months ended September 30, 2010 which resulted in additional interest expense of $0.6. The increase in average debt outstanding was primarily due to the Hospice/Home Health Acquisition. The all in rate for the nine months ended September 30, 2010 was 7.2%, as compared to 6.8% in the nine months ended September 30, 2009.

Interest Income. Interest income decreased by $0.2 million, or 23.6%, to $0.7 million in the nine months ended September 30, 2010 from $0.9 million in the nine months ended September 30, 2009 due to a decrease in outstanding notes receivable.

Equity in Earnings of Joint Venture. Equity earnings of our joint venture was consistent at $2.2 million for the nine months ended September 30, 2010 and 2009.

Debt Retirement Cost. Debt retirement cost was $7.0 million for the nine months ended September 30, 2010 with no comparable amount for the nine months ended September 30, 2009 due to the expensing of deferred financing fees of $6.6 million and $0.4 million of interest rate swap termination costs as the swaps were incompatible with the refinanced credit facility.

Provision for Income Taxes. We had a tax benefit of $5.4 million, or 31.3% of our pre-tax loss, for the nine months ended September 30, 2010 as compared to a tax expense of $14.0 million, or 32.9% of pre-tax earnings for the nine months ended September 30, 2009. The tax benefit for the nine months ended September 30, 2010 is due to the pre-tax loss incurred as a result of the costs incurred for our litigation settlement.

EBITDA. EBITDA decreased by $56.5 million, or 67.8%, to $26.8 million in the nine months ended September 30, 2010, from $83.3 million in the nine months ended September 30, 2009. The $56.5 million decrease was primarily related to the $53.5 million litigation settlement expense, a $0.6 million increase in rent cost, a $1.8 million increase in interest expense, a $0.8 million increase in depreciation and amortization, and a decrease of $0.2 million in interest income, all discussed above.

Loss from Continuing Operations. Income from continuing operations decreased by $59.8 million to a loss of $17.3 million in the nine months ended September 30, 2010 from income of $42.5 million for the nine months ended September 30, 2009. The $59.8 million decrease was related primarily to the $7.0 million debt retirement costs and the $53.5 million litigation settlement expense, all discussed above.

Liquidity and Capital Resources

The following table presents selected data from our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Continuing Operations
Net cash provided by operating activities	$4,138	$45,407
Net cash used in investing activities	(68,541)	(30,832)
Net cash provided by (used in) financing activities	64,075	(13,777)
Cash flows from discontinued operations	—	390

Net (decrease) increase in cash and equivalents	(328)	1,188
Cash and cash equivalents at beginning of period	3,528	2,047

Cash and cash equivalents at end of period	$3,200	$3,235

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Our principal sources of liquidity are cash generated by our operating activities and borrowings under our first lien revolving credit facility.

At September 30, 2010, we had cash of $3.2 million. Our available cash is held in accounts at third-party financial institutions. We have periodically invested in AAA money market funds. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.

Net cash provided by operating activities from continuing operations primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, provision for doubtful accounts, stock-based compensation, as well as the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2010 was $4.1 million and consisted of net loss of $11.9 million, and adjustments for non-cash items of $34.1 million, offset by $18.1 million used for working capital and other activities. Working capital and other activities primarily consisted of a $3.1 million decrease in accounts payable and accrued liabilities, $3.4 million of payments on notes receivable, and a $2.8 million increase in employee compensation and benefits, offset by an increase in accounts receivable of $7.9 million, a $9.6 million increase in other current and non-current assets, a $4.7 million decrease in insurance liability risks and an increase in other long-term liabilities of $0.9 million. Days sales outstanding for continuing operations decreased from 47.0 for the three months ended December 31, 2009 to 41.7 for the three months ended September 30, 2010. The aforementioned legal settlement expense of $53.5 million negatively impacted cash flows from operations for the nine months ended September 30, 2010, as compared to the same period in 2009, because the $50.0 million escrow funds and most of the associated $3.0 million of legal expenses were funded in September 2010 but none of the related tax benefits will be realized until later this year.

Net cash provided by operating activities in the nine months ended September 30, 2009 was $45.4 million and consisted of net income of $28.1 million and adjustments for non-cash items of $33.0 million and $15.7 million used for working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $16.7 million, a $2.2 million decrease in insurance liability risks and a $7.1 million decrease in accounts payable and accrued liabilities, offset by a $5.8 million decrease in other current and non-current assets, a $3.4 million decrease in payments on notes receivable, a $0.8 million increase in other long-term liabilities, and a $0.3 million increase in employee compensation benefits.

Net cash used in investing activities for the nine months ended September 30, 2010 was $68.5 million, which consisted of capital expenditures of $23.2 million and $45.3 million of cash consideration paid for the Hospice/Home Health Acquisition in May 2010. The capital expenditures consisted of $7.5 million for construction of new healthcare facilities, $5.2 million for expansion of our Express Recovery™ Unit program and $10.5 million of routine capital expenditures.

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

The increase in net cash used in investing activities for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was the result of the cash consideration paid for the Hospice/Home Health Acquisition offset by lower routine capital expenditures for the nine months ended September 30, 2010.

Net cash provided by financing activities for the nine months ended September 30, 2010 of $64.1 million primarily reflects net repayment of borrowings under our line of credit of $27.0 million and repayment of long-term debt of $256.0 million, offset by the $357.3 million of proceeds from issuance of long-term debt and additions to deferred financing fees of $10.2 million. The aforementioned legal settlement expense of $53.5 million accounted for $45.0 million of borrowings for the nine months ended September 30, 2010.

Net cash provided by financing activities for the nine months ended September 30, 2009 of $13.7 million primarily reflects net borrowings under our line of credit of $2.0 million, offset by scheduled debt repayments of $7.8 million and additions to deferred financing fees of $8.0 million.

The change from the net cash used in financing activities of $13.8 million for the nine months ended September 30, 2009 to net cash provided by financing activities of $64.1 million was primarily the result of borrowings used to fund the Hospice/Home Health acquisition and the payment of the $50.0 million litigation settlement as well as the associated legal costs

Principal Debt Obligations

We are significantly leveraged. As of September 30, 2010, we had $544.3.0 million in aggregate indebtedness outstanding, consisting of $129.6 million principal amount of our 11.0% senior subordinated notes (net of the unamortized portion of the original issue discount of $0.4 million), a $355.7 million first lien senior secured term loan (net of the unamortized portion of the original issue discount of $2.5 million), $45.0 million principal amount outstanding under our $100.0 million revolving credit facility, and capital leases and other debt of approximately $14.0 million. Furthermore, we had $4.4 million in outstanding letters of credit against our $100.0 million revolving credit facility, leaving approximately $50.6 million of additional borrowing capacity under our amended senior secured credit facility as of September 30, 2010.

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

Loans outstanding under the Restated Credit Agreement bear interest, at our election, either at the prime rate plus an initial margin of 2.75% or the London Interbank Offered Rate (“LIBOR”) plus an initial margin of 3.75%. Under the terms of the Restated Credit Agreement there is a LIBOR floor of 1.50%. We have a 0.5% commitment fee on the unused portion of the revolving line of credit. The interest rate margin on the loans can be reduced by 0.25% based on our Consolidated Leverage Ratio, as defined in the Restated Credit Agreement, for the applicable four-quarter period. Furthermore, we have the right to increase our borrowings under the term loan and/or the revolving loan up to an aggregate amount of $150.0 million provided that we are in compliance with the Restated Credit Agreement, that the additional debt would not cause any covenant violation of the Restated Credit Agreement, and that existing or new lenders within the Restated Credit Agreement or new lenders agree to increase their commitments.

In addition, we expensed deferred financing fees in the amount of $6.6 million. In conjunction with the closing of the refinancing, we terminated our existing swap agreements as they were incompatible with the new financing due to the existence of the LIBOR floor. The termination of the swap agreements cost $0.4 million.

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

Capital Expenditures

We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to approximately $1,500 per bed, or approximately $15.0 million in capital expenditures in 2010 on our existing facilities. In addition, we have substantially completed the expansion of our Express Recovery™ Units. These units cost, on average, between $0.4 million and $0.6 million each. We completed two Express Recovery™ Units during the three months ended September 30, 2010. We are in the process of developing one additional Express Recovery™ Unit that is scheduled to be completed by December 31, 2010.

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

We may also invest in expansions of our existing facilities and the acquisition or development of new facilities. We currently anticipate that we will have capital expenditures in 2010 of approximately $26 million. We currently estimate that we will incur approximately $25.0 million of capital expenditures in 2011. Due to the proposed slowdown in the growth of Medicare and Medicaid spending, we will continue to assess our capital spending plans going forward. For more detailed information regarding the slowdown in growth of Medicare and Medicaid spending, see “Sources of Revenue—Medicare” in Part I, Item 2.

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

We estimate our general and professional liability reserves on a quarterly basis and our workers’ compensation reserve on a semiannual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry’s loss history. Based upon these analyses, at September 30, 2010, we had reserved $18.0 million for known or unknown or potential uninsured general and professional liability claims and $15.8 million for workers’ compensation claims. We have estimated that we may incur approximately $4.2 million for general and professional liability claims and $4.2 million for workers’ compensation claims for a total of $8.4 million to be payable within 12 months; however, there are no set payment schedules and we cannot assure you that the payment amount in 2010 will not be significantly larger or smaller. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future general and professional liability or workers’ compensation insurance will be available at a reasonable price or that we will not have to further increase our levels of self-insurance. For a detailed discussion of our general and professional liability and workers’ compensation reserve, see “Business — Insurance” in Part 1, Item 1 in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Recent Accounting Standards

See Item 1 of Part I, “Financial Statements — Note 2 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements.”

Off-Balance Sheet Arrangements

We have outstanding letters of credit of $4.4 million under our $100.0 million revolving credit facility as of September 30, 2010.

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

The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes of our debt that was outstanding as of September 30, 2010 (dollars in thousands):

	Twelve Months Ending September 30, (3)
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed-rate debt (1)	$2,506	$2,148	$2,157	$132,167	$2,177	$655	$141,811	$140,511
Average interest rate	5.6%	6.0%	6.0%	10.9%	6.0%	6.0%

Variable-rate debt (2)	$3,600	$3,600	$3,600	$3,600	$48,600	$340,200	$403,200	$391,559
Average interest rate(3)	5.3%	5.3%	5.3%	5.9%	6.5%	7.0%

(1)	Excludes unamortized original issue discount of $0.4 million on our 11.0% senior subordinated notes.
(2)	Excludes unamortized original issue discount of $2.5 million on our first lien senior secured term loan debt.
(3)	Based on implied forward three-month LIBOR rates in the yield curve as of September 30, 2010.

For the nine months ended September 30, 2010, the total net loss recognized from converting from floating rate (one-month LIBOR) to fixed rate for a portion of the interest payments under our long-term debt obligations was approximately $0.3 million. As of September 30, 2010, there was $0.4 million of unrealized gains included in other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate hedge transactions as of September 30, 2010 (dollars in thousands):

Loan	Transaction Type	Notional Amount	Trade Date	Effective Date	Maturity/ Termination Date	Nine months Ended September 30, 2010	Fair Value (Pre-tax)
First Lien	swap	$145,000	12/7/09	12/31/09	4/9/10	$(148)	$—
First Lien	swap	$100,000	12/7/09	01/31/10	4/9/10	$(116)	$—
First Lien	cap	$70,000	6/30/10	7/2/10	12/31/11	$—	$31
First Lien	swap	$70,000	6/30/10	1/1/12	6/30/13	$—	$(522)

						$(264)	$(491)

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

Item 1A. Risk Factors

For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to Part II, Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2009, and our subsequent Quarterly Reports on Form 10-Q that have been filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item  5. Other Information

Item 6. Exhibits

(a)	Exhibits.

Number	Description

10.1	Class Settlement Agreement and Release, dated as of September 7, 2010 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 8, 2010 and incorporated herein by reference).

10.2	Settlement Agreement and Release with The People of the State of California, by and through Intervenor, the Humboldt County District Attorney’s Office, dated as of September 7, 2010 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 8, 2010 and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLED HEALTHCARE GROUP, INC.

Date: November 2, 2010	/s/ Devasis Ghose
Devasis Ghose
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

/s/ Christopher N. Felfe
Christopher N. Felfe
Senior Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

Number	Description

10.1	Class Settlement Agreement and Release, dated as of September 7, 2010 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 8, 2010 and incorporated herein by reference).

10.2	Settlement Agreement and Release with The People of the State of California, by and through Intervenor, the Humboldt County District Attorney’s Office, dated as of September 7, 2010 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 8, 2010 and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.