Form 10-Q
period 2011-03-31
Skilled Healthcare Group, Inc.
filed 2011-05-03
CIK 1351051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 29, 2011.
Class A common stock, $0.001 par value – 21,046,173 shares
Class B common stock, $0.001 par value – 16,990384 shares

Skilled Healthcare Group, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2011

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Skilled Healthcare Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$940	$4,192
Accounts receivable, less allowance for doubtful accounts of $17,030 and $17,710 at March 31, 2011 and December 31, 2010, respectively	107,904	98,777
Deferred income taxes	12,152	20,419
Prepaid expenses	9,137	9,618
Other current assets	17,522	15,819
Total current assets	147,655	148,825
Property and equipment, less accumulated depreciation of $81,787 and $76,017 at March 31, 2011 and December 31, 2010, respectively	383,429	387,322
Other assets:
Notes receivable	6,445	5,877
Deferred financing costs, net	12,339	13,165
Goodwill	332,724	332,724
Intangible assets, less accumulated amortization of $6,206 and $15,646 at March 31, 2011 and December 31, 2010, respectively	25,446	25,341
Other assets	33,073	31,036
Total other assets	410,027	408,143
Total assets	$941,111	$944,290
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$48,002	$50,898
Employee compensation and benefits	34,621	39,400
Current portion of long-term debt and capital leases	6,689	5,742
Total current liabilities	89,312	96,040
Long-term liabilities:
Insurance liability risks	33,546	32,034
Deferred income taxes	9,831	8,431
Other long-term liabilities	16,923	15,984
Long-term debt and capital leases, less current portion	501,430	514,221
Total liabilities	651,042	666,710
Stockholders’ equity:
Class A common stock, 175,000 shares authorized, $0.001 par value per share; 21,046 and 20,780 at March 31, 2011 and December 31, 2010, respectively	21	21
Class B common stock, 30,000 shares authorized, $0.001 par value per share; 16,990 and 16,994 at March 31, 2011 and December 31, 2010, respectively	17	17
Additional paid-in-capital	369,216	368,582
Accumulated deficit	(78,978)	(90,822)
Accumulated other comprehensive loss	(207)	(218)
Total stockholders’ equity	290,069	277,580
Total liabilities and stockholders’ equity	$941,111	$944,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	$222,578	$189,319
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	175,461	151,705
Rent cost of revenue	4,570	4,581
General and administrative	6,893	6,351
Depreciation and amortization	6,145	5,944
	193,069	168,581
Other income (expenses):
Interest expense	(9,946)	(7,284)
Interest income	175	228
Other expense	(324)	(4)
Equity in earnings of joint venture	554	797
Total other expenses, net	(9,541)	(6,263)
Income before provision for income taxes	19,968	14,475
Provision for income taxes	8,124	5,594
Net income	$11,844	$8,881
Earnings per share, basic:
Earnings per share	$0.32	$0.24
Earnings per share, diluted:
Earnings per share	$0.32	$0.24
Weighted-average common shares outstanding, basic	37,079	36,962
Weighted-average common shares outstanding, diluted	37,326	37,037
The accompanying notes are an integral part of these condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	11,844	8,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,145	5,944
Provision for doubtful accounts	2,457	2,595
Non-cash stock-based compensation	998	360
Excess tax benefits from stock-based payment arrangements	(295)	—
Disposal of property and equipment	290	—
Amortization of deferred financing costs	826	1,421
Deferred income taxes	10,077	484
Amortization of discount and accretion on debt	140	27
Changes in operating assets and liabilities:
Accounts receivable	(13,114)	(4,035)
Payments on notes receivable	959	943
Other current and non-current assets	(1,007)	(597)
Accounts payable and accrued liabilities	(3,482)	2,799
Employee compensation and benefits	(5,348)	(879)
Insurance liability risks	538	143
Other long-term liabilities	847	52
Net cash provided by operating activities	11,875	18,138
Cash Flows from Investing Activities
Additions to property and equipment	(2,567)	(9,698)
Acquisition of home health licenses	(350)	—
Proceeds from sale of property and equipment	400	—
Net cash used in investing activities	(2,517)	(9,698)
Cash Flows from Financing Activities
Borrowings under line of credit	55,500	48,000
Repayments under line of credit	(67,500)	(55,000)
Repayments of long-term debt and capital leases	(931)	(2,861)
Exercise of stock options	26	—
Excess tax benefits from stock-based payment arrangements	295	—
Net cash used in financing activities	(12,610)	(9,861)
Decrease in cash and cash equivalents	(3,252)	(1,421)
Cash and cash equivalents at beginning of period	4,192	3,528
Cash and cash equivalents at end of period	$940	$2,107
The accompanying notes are an integral part of these condensed consolidated financial

	Three Months Ended March 31,
	2011	2010
Supplemental cash flow information
Cash paid for:
Interest expense, net of capitalized interest	$12,578	$9,802
Income taxes (refund) paid, net	$(122)	$15
Non-cash activities:
Conversion of accounts receivable into notes receivable, net	$1,529	$—
Insurance premium financed	$945	$1,100
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Description of Business

Current Business

Skilled Healthcare Group, Inc. (“Skilled”) is a holding company that owns subsidiaries that operate long-term care facilities and provide a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated wholly-owned subsidiaries are collectively referred to as the “Company.” As of March 31, 2011, the Company operated facilities in California, Iowa, Kansas, Missouri, Nevada, New Mexico and Texas, including 78 skilled nursing facilities (“SNFs”), which offer sub-acute care and rehabilitative and specialty healthcare skilled nursing care, and 22 assisted living facilities (“ALFs”), which provide room and board and social services. In addition, the Company provides a variety of ancillary services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, as of March 31, 2011, the Company provided hospice care in the Arizona, California, Idaho, Montana, Nevada and New Mexico markets. Additionally, the Company operates home health agencies in California, Nevada, Arizona, Idaho, and Montana. The Company also has an administrative service company that provides a full complement of administrative and consultative services that allows its facility operators, unrelated facility operator, with whom the Company contracts, and the Company’s ancillary healthcare operators to better focus on delivery of healthcare services. The Company is also a member in a joint venture located in Texas that provides institutional pharmacy services, which currently serves eight of the Company’s SNFs and other facilities unaffiliated with the Company.

Recent Developments

For a detailed discussion of the Company's recent developments, see Note 12 - "Subsequent Events."

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 (collectively, the “Interim Financial Statements”), are unaudited. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010, which are included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities Exchange Commission ("SEC"). Management believes that the Interim Financial Statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position and results of operations and cash flows in all material respects as of the dates and for the periods presented. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

The accompanying Interim Financial Statements include the accounts of Skilled and its consolidated wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

Information regarding the Company’s significant accounting policies is contained in “Summary of Significant Accounting Policies” in Note 2 in the Company’s 2010 Annual Report on Form 10-K filed with the SEC.

Notes Receivable

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2011 and December 31, 2010, notes receivable were approximately $10.4 million and $9.9 million, respectively, of which $4.0 million was reflected as current assets as of March 31, 2011 and December 31, 2010, with the remaining balances reflected as long-term assets. Interest rates on these notes approximate market rates as of the date the notes were delivered.

As of March 31, 2011, three customers of the Company's rehabilitation therapy services business (sometimes referred to herein as the "Hallmark Rehabilitation business") had outstanding notes receivable of $10.1 million, or 98.1% of the total notes receivable balance. These notes receivable as well as the trade receivables from these customers are personally guaranteed by the principal owners of the customers. As of March 31, 2011, these three customers represented 58.3% of the net accounts receivable for the Company’s rehabilitation therapy services business. For the three months ended March 31, 2011, these three customers represented approximately 55.8% of the external revenue of the rehabilitation therapy services business. The remaining notes receivable of $0.3 million, or 2% of the notes receivable balance, are primarily past due accounts converted from accounts receivable to notes receivable.

The notes receivable allowance for uncollectibility as of March 31, 2011 and December 31, 2010 was $0.2 million.

Recent Accounting Pronouncements

In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), Presentation of Insurance Claims and Related Insurance Recoveries (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. The adoption of ASU 2010-24 became effective for the Company beginning January 1, 2011. As of March 31, 2011, the Company recorded $7.9 million and $6.6 million in insurance recovery receivables and a corresponding increase in insurance risk liability as of March 31, 2011 and December 31, 2010, respectively. The insurance recovery receivable is included in the Company’s other assets on the balance sheet, see Note 6, "Other Current Assets and Other Assets."

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
The following table sets forth the computation of basic and diluted earnings per share of Class A common stock and Class B common stock for the three months ended March 31, 2011 and 2010 (amounts in thousands, except per share data):

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Class A	Class B	Total	Class A	Class B	Total
Earnings per share, basic
Numerator:
Allocation of net income	$6,416	$5,428	$11,844	$4,796	$4,085	$8,881
Earnings per share, diluted
Numerator:
Allocation of net income	$6,452	$5,392	$11,844	$4,804	$4,077	$8,881
Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding, basic	20,086	16,993	37,079	19,961	17,001	36,962
Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	247	—	247	75	—	75
Adjusted weighted-average common shares outstanding, diluted	20,333	16,993	37,326	20,036	17,001	37,037
Earnings per share, basic:
Earnings per share	$0.32	$0.32	$0.32	$0.24	$0.24	$0.24
Earnings per share, diluted:
Earnings per share	$0.32	$0.32	$0.32	$0.24	$0.24	$0.24
The following were excluded from the weighted-average diluted shares computation for the three months ended March 31, 2011 and 2010, as their inclusion would have been anti-dilutive (shares in thousands):

	Three Months Ended March 31,
	2011	2010
Options to purchase common shares	38	793
Non-vested common shares	261	7
Total excluded	299	800

4. Business Segments
The Company has three reportable operating segments — (i) long term care (“LTC”), which includes the operation of SNFs and ALFs and is the most significant portion of the Company’s business: (ii) therapy services, which includes the Company’s rehabilitation therapy; (iii) hospice and home health services, which includes the Company's hospice and home health businesses. The “other” category in the table below includes general and administrative items. The Company’s reporting segments are business units that offer different services, and that are managed differently due to the nature of the services provided.
At March 31, 2011, LTC services are provided by 78 wholly-owned SNF operating companies that offer post-acute, rehabilitative and specialty skilled nursing care, as well as 22 wholly owned ALF operating companies that provide room and board and social services. Therapy services include rehabilitative services such as physical, occupational and speech therapy provided in the Company’s facilities and in unaffiliated facilities. Hospice and home health services began providing care to patients in October 2004 and expanded in May 2010 as a result of the Company's acquisition of substantially all of the assets of five Medicare-certified hospice companies and four Medicare-certified home health companies (which is sometimes referred to herein as the "Hospice/Home Health Acquisition"). As a result of this acquisition, the Company began providing home health services, which entails direct home nursing and therapy services operations through licensed and Medicare-certified agencies.
The following table sets forth selected financial data consolidated by business segment (dollars in thousands):

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Three Months Ended March 31, 2011
Revenue from external customers	$182,323	$22,190	$18,065	$—	$—	$222,578
Intersegment revenue	390	17,121	—	—	(17,511)	—
Total revenue	$182,713	$39,311	$18,065	$—	$(17,511)	$222,578
Operating income (loss)	$27,276	$5,959	$3,333	$(7,059)	$—	$29,509
Interest expense, net of interest income						(9,771)
Other income						(324)
Equity in earnings of joint venture						554
Income before provision for income taxes						$19,968
Depreciation and amortization	$5,692	$98	$204	$151	$—	$6,145
Segment capital expenditures	$2,247	$51	$155	$114	$—	$2,567
Adjusted EBITDA	$33,318	$6,057	$3,583	$(6,157)	$—	$36,801
Adjusted EBITDAR	$37,635	$6,060	$3,819	$(6,143)	$—	$41,371
Three Months Ended March 31, 2010
Revenue from external customers	$169,226	$17,007	3,086	$—	$—	$189,319
Intersegment revenue	363	16,785	—	—	(17,148)	—
Total revenue	$169,589	$33,792	3,086	$—	$(17,148)	$189,319
Operating income (loss)	$22,292	$5,115	(22)	$(6,647)	$—	$20,738
Interest expense, net of interest income						(7,056)
Other expense						(4)
Equity in earnings of joint venture						797
Income before provision for income taxes						$14,475
Depreciation and amortization	$5,519	$79	$70	$276	$—	$5,944
Segment capital expenditures	$9,661	$32	$—	$5	$—	$9,698
Adjusted EBITDA	$27,811	$5,194	$208	$(5,738)	$—	$27,475
Adjusted EBITDAR	$32,252	$5,262	$259	$(5,717)	$—	$32,056

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of Adjusted EBITDA and Adjusted EBITDAR to net income as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Adjusted EBITDAR	$41,371	$32,056
Rent cost of revenue	(4,570)	(4,581)
Adjusted EBITDA	36,801	27,475
Depreciation and amortization	(6,145)	(5,944)
Interest expense	(9,946)	(7,284)
Interest income	175	228
Disposal of property and equipment	(290)	—
Transaction cost	(242)	—
Exit costs related to Northern California divestiture	(385)	—
Provision for income taxes	(8,124)	(5,594)
Net income	$11,844	$8,881
The following table presents the segment assets as of March 31, 2011 compared to December 31, 2010 (dollars in thousands):

	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Other	Total
March 31, 2011:
Segment total assets	$714,403	$84,695	78,627	$63,386	$941,111
Goodwill and intangibles included in total assets	$244,515	$50,993	62,662	$—	$358,170
December 31, 2010:
Segment total assets	$717,668	$81,863	76,950	$67,809	$944,290
Goodwill and intangibles included in total assets	$244,760	$50,993	62,312	$—	$358,065

5. Income Taxes
For the three months ended March 31, 2011 and 2010, the Company recognized income tax expense of $8.1 million and income tax expense of $5.6 million, respectively, which was primarily related to the Company's effective tax rate applied to the Company's income from continuing operations before provision for income taxes. The effective rate for the three months ended March 31, 2011 was above the Company's statutory rate primarily as a result of recording a $0.4 million valuation allowance against certain California Enterprise Zone Credit carryforwards in connection with the Company's leasing to a third party operator of five California skilled nursing facilities. See Note 12 - "Subsequent Events."
For the three months ended March 31, 2011, total unrecognized tax benefits, including penalties and interest, were not significant. As of March 31, 2011, no unrecognized tax benefits are anticipated to reverse within the 12-month rolling period ending March 31, 2012.

The Company is subject to taxation in the United States and in various state jurisdictions. The Company's tax years 2007 and forward are subject to examination by the United States Internal Revenue Service and from 2006 forward by the Company's material state jurisdictions. The Internal Revenue Service is conducting a limited scope examination of the Company's 2007 through 2009 tax years.

6. Other Current Assets and Other Assets
Other current assets consist of the following as of March 31, 2011 and December 31, 2010 (dollars in thousands):

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2011	December 31, 2010
Current portion of notes receivable, net	$3,827	$3,824
Supplies inventory	2,809	2,809
Income tax refund receivable	10,783	9,074
Other current assets	103	112
	$17,522	$15,819
Other assets consist of the following at March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011	December 31, 2010
Equity investment in joint ventures	$5,391	$5,379
Restricted cash	15,181	14,502
Deposits and other assets	12,501	11,155
	$33,073	$31,036
7. Other Long-Term Liabilities
Other long-term liabilities consist of the following at March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011	December 31, 2010
Deferred rent	$6,433	$6,148
Other long-term tax liability	18	18
Asbestos abatement liability	3,908	3,871
Other noncurrent liabilities	6,564	5,947
	$16,923	$15,984

8. Commitments and Contingencies
Litigation
Humboldt County Injunction

In connection with the September 2010 settlement of certain class action litigation (the “Humboldt County Action”) against Skilled and certain of its subsidiaries, including twenty-two California nursing facilities operated by Skilled's subsidiaries, Skilled and its defendant subsidiaries entered into settlement agreements with the applicable plaintiffs and agreed to an injunction. The settlement was approved by the Superior Court of California, Humboldt County on November 30, 2010. Under the terms of the settlement agreements, the defendant entities deposited a total of $50.0 million into escrow accounts to cover settlement payments to class members, notice and claims administration costs, reasonable attorneys' fees and costs and certain other payments. Pursuant to the injunction, the twenty-two defendants that operate California nursing facilities must provide specified nurse staffing levels, comply with specified state and federal laws governing staffing levels and posting requirements, and provide reports and information to an auditor. The injunction will remain in effect for a period of twenty-four months unless extended for additional three-month periods as to those defendants that may be found in violation. Defendants demonstrating compliance for an eighteen-month period may petition for early termination of the injunction. The Company is required to demonstrate over the term of the injunction that the costs of the injunction meet a minimum threshold level pursuant to the settlement agreement, which level, initially $9.6 million, is reduced by the portion attributable to any defendant in the case that no longer operates a skilled nursing facility during the injunction period. The injunction costs include, among other things, costs attributable to (i) enhanced reporting requirements; (ii) implementing advanced staffing tracking systems; (iii) fees and expenses paid to an auditor and special master; (iv) increased labor and labor related expenses; and (v) lost revenues attributable to admission decisions based on compliance with the terms and conditions of the injunction. To the extent the costs of complying with the injunction are less than $9.6 million, the defendants will be required to remit any shortfall to the settlement fund.
The Company continues to pursue a claim through arbitration for approximately $10.0 million in insurance coverage related to the litigation that the Company's insurer has denied.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Shepardson v. Skilled Healthcare Group, Inc.
On July 24, 2009, a purported class action complaint captioned Shepardson v. Skilled Healthcare Group, Inc., et al. was filed in the U.S. District Court for the Central District of California against Skilled, its Chairman and Chief Executive Officer, its current Chief Financial Officer, its former Chief Financial Officer, and investment banks that underwrote Skilled initial public offering, on behalf of two classes of purchasers of its securities. On November 10, 2009, the District Court appointed lead plaintiffs and co-lead counsel, re-captioned the action “In re Skilled Healthcare Group Inc. Securities Litigation,” and ordered that lead plaintiffs file an amended class action complaint.
An amended class action complaint was filed on January 12, 2010 on behalf of purchasers of Skilled's Class A common stock pursuant or traceable to Skilled's initial public offering and purchasers between May 14, 2007 and June 9, 2009, inclusive, against the Company, its Chairman and Chief Executive Officer, its President, its current Chief Financial Officer, its former Chief Financial Officer, its largest stockholder and related entities, and a director affiliated with that stockholder. The amended class action complaint sought an unspecified amount of damages (including rescissory damages), and asserted claims under the federal securities laws relating to Skilled's June 9, 2009 announcement that it would restate its financial statements for the period from January 1, 2006 to March 31, 2009, and that the restatement was likely to require cumulative charges against after-tax earnings in the aggregate amount of between $8.0 million and $9.0 million over the affected periods. The complaint also alleged that Skilled's registration statement and prospectus, financial statements, and public statements about its results of operations contained material false and misleading statements. Defendants moved to dismiss the amended class action complaint on March 15, 2010. In September 2010, the parties reached a settlement in the amount of $3.0 million. Skilled contributed the portion of its $1.0 million insurance retention that it had not incurred in legal fees ($0.5 million), and its insurance carriers contributed the balance of the $3.0 million. The District Court entered an order granting final approval of the settlement in January 2011.
BMFEA Matter
On April 15, 2009, two of Skilled Healthcare Group's wholly-owned companies, Eureka Healthcare and Rehabilitation Center, LLC, which operates Eureka Healthcare and Rehabilitation Center (the “Facility”), and Skilled Healthcare, LLC, the Administrative Services provider for the Facility, were served with a search warrant that relates to an investigation of the Facility by the California Attorney General's Bureau of Medi-Cal Fraud & Elder Abuse (“BMFEA”). The search warrant related to, among other things, records, property and information regarding certain enumerated patients of the Facility and covered the period from January 1, 2007 through the date of the search. The Facility represents less than 1% of the Company's revenue and less than 0.3% of its Adjusted EBITDA based on full year 2010. Nevertheless, although the Company is unable to assess the potential exposure, any fines or penalties that may result from the BMFEA's investigation could be significant. Eureka Healthcare and Rehabilitation Center, LLC disposed of its operations in April 2011. The Company is committed to working cooperatively with the BMFEA on this matter.
Insurance
The Company maintains insurance for workers' compensation, general and professional liability, employee benefits liability, property, casualty, directors' and officers' liability, inland marine, crime, boiler and machinery, automobile, employment practices liability and earthquake and flood. The Company believes that its insurance programs are adequate and where there has been a direct transfer of risk to the insurance carrier, the Company does not recognize a liability in the consolidated financial statements.
Workers' Compensation. The Company has maintained workers' compensation insurance as statutorily required. Most of its commercial workers' compensation insurance purchased is loss sensitive in nature, except as noted below. As a result, the Company is responsible for adverse loss development. Additionally, the Company self-insures the first unaggregated $1.0 million per workers' compensation claim for all California, New Mexico and Nevada businesses. The Company has elected not to carry workers' compensation insurance in Texas and it may be liable for negligence claims that are asserted against it by its Texas-based employees. The Company has purchased guaranteed cost policies for Kansas, Missouri, Iowa, and its Nevada, Arizona, Idaho, and Montana based hospice and home health operations. There are no deductibles associated with these programs. The Company recognizes a liability in its consolidated financial statements for its estimated self-insured workers' compensation risks. Historically, estimated liabilities have been sufficient to cover actual claims.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

General and Professional Liability. The Company's services subject it to certain liability risks. Malpractice claims may be asserted against the Company if its services are alleged to have resulted in patient injury or other adverse effects. The Company has from time to time been subject to malpractice claims and other litigation in the ordinary course of business.
Effective September 1, 2008, the Company's California-based skilled nursing facility companies purchased individual general and professional liability insurance policies with a per occurrence and annual aggregate coverage limit of $1.0 million and $3.0 million, respectively, and an unaggregated $0.1 million per claim self-insured retention. These policies are renewable for up to three years.
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
Until December 31, 2009, the Company's Kansas and Iowa businesses were insured on an occurrence basis with a per occurrence and annual aggregate coverage limit of $1.0 million and $3.0 million, respectively. There are no applicable self-insurance retentions or deductibles under these contracts. Until December 31, 2009, the Company's Missouri businesses were underwritten on a claims-made basis with no applicable self-insured retentions or deductibles and have a per occurrence and annual aggregate coverage limit of $1.0 million and $3.0 million, respectively.
Employee Medical Insurance. Medical preferred provider option programs are offered as a component of the Company's employee benefits. The Company retains a self-insured amount up to a contractual stop loss amount of $0.3 million per claim on its preferred provider organization plan and all other employee medical plans are guaranteed cost plans for the Company.
A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

	As of March 31, 2011							As of December 31, 2010
	General and Professional		Employee Medical		Workers’ Compensation		Total	General and Professional		Employee Medical		Workers’ Compensation		Total
Current	$4,241	(1)	$2,534	(2)	$4,484	(2)	$11,259	$4,037	(1)	$1,965	(2)	$4,484	(2)	$10,486
Non-current	21,184		—		12,362		33,546	20,124		—		11,910		32,034
	$25,425		$2,534		$16,846		$44,805	$24,161		$1,965		$16,394		$42,520

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.
Financial Guarantees
Substantially all of the Skilled’s wholly-owned subsidiaries guarantee the Company's 11.0% senior subordinated notes maturing on January 15, 2014 (which are sometimes referred to herein as the "2014 Notes"), the Company’s first lien senior secured term loan and the Company’s revolving credit facility. These guarantees are full and unconditional and joint and several. Other subsidiaries of Skilled that are not guarantors of the foregoing debt obligations are considered minor.

9. Stockholders’ Equity
Accumulated Other Comprehensive Loss
Accumulated other comprehensive income (loss) refers to revenue, expenses, gains, and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. Other comprehensive income (loss), net of tax, was less than $0.1 million and $(0.3) million for the three months ended March 31, 2011, and 2010 respectively.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2007 Stock Incentive Plan
The fair value of the stock option grants for the three months ended March 31, 2011 and 2010 under FASB ASC Topic 718, “Compensation – Stock Compensation,” was estimated on the date of the grants using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	2.80%	2.71%
Expected Life	6.25 years	6.25 years
Dividend yield	—%	—%
Volatility	50.00%	45.00%
Weighted-average fair value	$6.61	$2.80
There were 60,491 and 444,127 new stock options granted in the three months ended March 31, 2011 and 2010, respectively.
There were 2,770 options exercised during the three months ended March 31, 2011. As of March 31, 2011, there was $2.0 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 2.7 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.
The following table summarizes stock option activity during the three months ended March 31, 2011 under the Skilled Healthcare Group, Inc. Amended and Restated 2007 Stock Incentive Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	998,578	$9.01
Granted	60,491	$12.87
Exercised	(2,770)	$10.04
Forfeited or cancelled	(7,500)	$15.78
Outstanding at March 31, 2011	1,048,799	$9.19	8.17	$5,592
Fully vested and expected to vest at March 31, 2011	1,008,708	$9.25	8.14	$5,324
Exercisable at March 31, 2011	426,268	$11.10	7.40	$1,531
Aggregate intrinsic value represents the value of Skilled’s closing stock price on the New York Stock Exchange on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.

Compensation related to stock option grants and stock awards included in general and administrative expenses was $0.6 million and $0.4 million for the three months ended March 31, 2011 and 2010. The amount of compensation included in cost of services was $0.4 million for the three months ended March 31, 2011 with no comparable amount for the three months ended March 31, 2010.

10. Fair Value Measurements
Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table summarizes the valuation of the Company’s interest rate hedge transaction and contingent consideration as of March 31, 2011 by the FASB ASC Topic 820, “Fair Value Measurement and Disclosures,” fair value hierarchy (dollars in thousands):

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Level 1	Level 2	Level 3	Total
Interest rate hedges	$—	$(298)	$—	$(298)
Contingent Consideration – acquisition	$—	$—	$5,442	$5,442
In June 2010, the Company entered into an interest rate cap agreement and an interest rate swap agreement with a bank in order to manage fluctuations in cash flows resulting from interest rate risk. The interest rate cap agreement is for a notional amount of $70.0 million with a cap rate on 1 month LIBOR of 2.0% from July 2010 to December 2011. The interest rate swap agreement is for a notional amount of $70.0 million with an interest rate of 2.3% from January 2012 to June 2013. The Company continues to assess its exposure to interest rate risk on an ongoing basis.
The interest rate swap is required to be measured at fair value on a recurring basis. The fair value of the interest rate swap agreement is determined by calculating the difference between the value of the discounted cash flows of the fixed interest rate of the interest rate swap and the counterparty's forward LIBOR curve, which is the input used in the valuation. The forward LIBOR curve is readily available in public markets or can be derived from information available in publicly quoted markets. Based on this valuation method, Skilled has categorized the interest rate swap as Level 2. Skilled confirmed that its and the counterparty's valuations calculations, as of March 31, 2011, were in agreement.
On May 1, 2010, the Company completed the Hospice/Home Health Acquisition, acquiring substantially all of the assets of five Medicare-certified hospice companies and four Medicare-certified home health companies located in Arizona, Idaho, Montana and Nevada. As part of the purchase agreement, the purchase consideration included cash, promissory notes, contingent consideration, and deferred cash payments. The contingent consideration arrangement requires the Company to pay contingent payments should the acquired operations achieve certain financial targets based on EBITDA, as defined in the acquisition agreement, which was filed as an exhibit to the Company’s Report on Form 10-Q filed with the SEC on May 4, 2010. The contingent consideration is up to $7.0 million over a period of 5 years. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The contingent consideration was recorded at the date of acquisition in the amount of $4.9 million. As of March 31, 2011, the contingent consideration had a fair value of $5.4 million. This is included in the Company’s other non-current liabilities on the balance sheet, see Note 7, "Other Long-term Liabilities." There has been no change in the valuation technique of the contingent consideration as of December 31, 2010 to March 31, 2011.
Below is a table listing the Level 3 rollforward as of March 31, 2011 (in thousands):

Level 3 Rollforward
Value at January 1, 2011	$5,350
Change in fair value	92
Value at March 31, 2011	5,442

 The change in fair value of interest rate hedge transactions designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations is reported in accumulated other comprehensive income.

11. Debt

The Company’s long-term debt is summarized as follows (dollars in thousands):

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of March 31, 2011	As of December 31, 2010
Revolving Credit Facility, interest rate comprised of LIBOR (subject to a 1.50% floor) plus 3.75% or 5.25%; collateralized by substantially all assets of the Company; amount due 2015	$14,000	$26,000
Term Loan, interest rate based on LIBOR (subject to a 1.50% floor) plus 3.75%, or 5.25%; net original issue discount of $2,253 and $2,365 at March 31, 2011 and December 31, 2010, respectively; collateralized by substantially all assets of the Company; amount due 2016	354,147	354,935
2014 Senior Subordinated Notes, interest rate 11.0%, with an original issue discount of $304 and $331 at March 31, 2011 and December 31, 2010, respectively, interest payable semiannually, principal due 2014	129,696	129,669
Notes payable, interest rate fixed at 6.5%, payable in monthly installments, collateralized by a first priority deed of trust, due December 2018	1,376	1,411
Hospice/Home Health Acquisition note, interest rate fixed at 6.00%, payable in annual installments	7,955	7,948
Insurance premiums financed	945	—
Total long-term debt and capital leases	508,119	519,963
Less amounts due within one year	(6,689)	(5,742)
Long-term debt and capital leases, net of current portion	$501,430	$514,221

Term Loan and Revolving Loan

On April 9, 2010, the Company entered into an up to $360.0 million senior secured term loan and a $100.0 million revolving credit facility (“Restated Credit Agreement”) that amended and restated the senior secured term loan and revolving credit facility that were set to mature in June 2012. As of March 31, 2011, there was $14.0 million outstanding on the revolving credit facility. The credit arrangements provided under the Restated Credit Agreement are collectively referred to herein as the Company's senior secured credit facility.
The term loan requires principal payments of 0.25%, or $0.9 million, of the original principal amount issued on the last business day of each of March, June, September and December, commencing on June 30, 2010, with the balance due April 9, 2016. Amounts borrowed under the term loan may be prepaid at any time without penalty except for LIBOR breakage costs. Commitments under the revolving loan terminate on April 9, 2015. However, if any of the 2014 Senior Subordinated Notes remain outstanding on October 14, 2013, then the maturity date of the term loan and revolving loan will be October 14, 2013. Amounts borrowed pursuant to the Restated Credit Agreement are secured by substantially all of the Company's assets.
Under the Restated Credit Agreement, the Company must maintain compliance with specified financial covenants measured on a quarterly basis. The Restated Credit Agreement also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the Restated Credit Agreement, subject to certain exceptions and minimum thresholds, the Company is required to apply all of the proceeds from any issuance of debt, as much as half of the proceeds from any issuance of equity, half of the Company's annual Consolidated Excess Cash Flow, as defined in the Restated Credit Agreement, and amounts received in connection with any sale of the Company's assets to repay the outstanding amounts under the Restated Credit Agreement.
Loans outstanding under the Restated Credit Agreement bear interest, at the Company's election, either at the prime rate plus an initial margin of 2.75% or the London Interbank Offered Rate (“LIBOR”) plus an initial margin of 3.75%. Under the terms of the Restated Credit Agreement there is a LIBOR floor of 1.50%. The Company has a 0.5% commitment fee on the unused portion of the revolving line of credit. The Company has the right to increase its borrowings under the senior secured credit facility up to an aggregate amount of $150 million provided that the Company is in compliance with the Restated Credit Agreement, that the additional debt would not cause any covenant violation of the Restated Credit Agreement, and that existing or new lenders within the Restated Credit Agreement or new lenders agree to increase their commitments. To reduce the risk related to interest rate fluctuations, the Restated Credit Agreement required the Company to enter into an interest rate swap, cap or similar agreement to effectively fix or cap the interest rate on 40% of its funded long-term debt.  The Company entered into two interest rate hedge transactions, as described in Note 10 - Fair Value Measurements, in order to comply with this requirement.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In addition in 2010, the Company expensed deferred financing fees in the amount of $6.6 million. In conjunction with the closing of the refinancing, the Company terminated its then existing swap agreements as they were incompatible with the new financing due to the existence of the LIBOR floor. The termination of the swap agreements cost $0.4 million, which was recorded as debt retirement costs.

The Company issued $10.0 million of promissory notes as part of the purchase consideration for the Hospice/Home Health Acquisition. The notes bear interest at 6.0% with $2.0 million of principal due annually beginning November 1, 2010. The $10.0 million of promissory notes are payable to the selling entities, of which the President and Chief Operating Officer, and the Senior Vice President, of Signature Hospice & Home Health, LLC are significant shareholders. Signature Hospice & Home Health, LLC became a consolidated subsidiary of Skilled as a result of the Hospice/Home Health Acquisition.

Senior Subordinated Notes

The 2014 Notes were issued in December 2005 in the aggregate principal amount of $200.0 million, with an interest rate of 11.0% and a discount of $1.3 million. Interest is payable semiannually in January and July of each year. The 2014 Notes mature on January 15, 2014. The 2014 Notes are unsecured senior subordinated obligations and rank junior to all of the Company's existing and future senior indebtedness, including indebtedness under the Restated Credit Agreement. The 2014 Notes are guaranteed on a senior subordinated basis by certain of the Company's current and future subsidiaries.

On January 15, 2011, the Company became entitled to redeem all or a portion of the 2014 Notes upon not less than 30 nor more than 60 days notice, at redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date if redeemed during the 12-month period commencing on January 15, 2011 and 2012 and thereafter of 102.75% and 100.00%, respectively.

12. Subsequent Events

On April 1, 2011, five of the Company's subsidiaries that operate skilled nursing facilities in northern California transferred their operations to an unaffiliated third party skilled nursing facility operator. Another subsidiary of the Company retained ownership of the real estate where the operations are located and has signed a 10-year lease with two 10-year extension options with the new operator. The Company recorded $0.4 million in exit costs as of March 31, 2011 in connection with the foregoing transaction.
On April 1, 2011, a wholly owned subsidiary of the Company, the Rehabilitation Center of Omaha, LLC ("RCO"), signed an operating lease for 10 years for a skilled nursing and assisted living facility in Omaha, Nebraska with two additional 5-year extensions. The lease also provides RCO with a purchase option and the landlord with a sale option, beginning in year six of the lease.
On April 11, 2011, Skilled announced that its Board of Directors had engaged J.P. Morgan Securities LLC to assist the Company in exploring strategic alternatives to maximize stockholder value, including a potential sale of the Company's real estate assets or the whole company. However, there can be no assurance that the Board of Directors will ultimately conclude that a strategic transaction is in the best interests of Skilled or its stockholders, or that the exploratory process will result in a transaction being consummated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition as of the dates and for the periods presented. Historical results may not indicate future performance. Our forward-looking statements, which reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 and our subsequent reports on Form 10-Q and Form 8-K filed with the Securities and Exchange Commission (the “SEC”). As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our,” and “us” refer to Skilled Healthcare Group, Inc. and its wholly-owned companies. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this report.
Business Overview
We are a holding company that owns subsidiaries that operate skilled nursing facilities, assisted living facilities, hospices, home health providers and a rehabilitation therapy business. We have an administrative service company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party facility operators with whom we contract to better focus on delivery of healthcare services. We currently have one such service agreement with an unrelated skilled nursing facility operator. These subsidiaries focus on providing high-quality care to our patients and have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of March 31, 2011, we owned or leased 78 skilled nursing facilities and 22 assisted living facilities, together comprising 10,828 licensed beds. Our skilled nursing and assisted living facilities, approximately 77.0% of which we own, are located in California, Texas, Iowa, Kansas, Missouri, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. For the three months ended March 31, 2011, we generated approximately 78.8% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, hospice care and home health services.
Recent Developments

For a detailed discussion of our recent developments, see Note 12 - "Subsequent Events."
Revenue
Revenue by Service Offering

We operate our business in three reportable operating segments: (i) long-term care services, which includes the operation of skilled nursing and assisted living facilities and is the most significant portion of our business; (ii) therapy services, which includes our rehabilitation therapy; and (iii) hospice and home health services, which includes our hospice and home health businesses. Our reporting segments are business units that offer different services, and that are managed separately due to the nature of services provided.
In our long-term care services segment, we derive the majority of our revenue by providing skilled nursing care and integrated rehabilitation therapy services to residents in our network of skilled nursing facilities. The remainder of our long-term care segment revenue is generated by our assisted living facilities. In our therapy services segment, we derive revenue by providing rehabilitation therapy services to third-party facilities. In our hospice and home health services segment, we derive revenue by providing hospice and home health services.
The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2011		2010
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$175,344	78.8%	$162,874	86.0%	$12,470	7.7%
Assisted living facilities	6,724	3.0	6,147	3.2	577	9.4
Administration of third party facilities	255	0.1	205	0.1	50	24.4
Total long-term care services	182,323	81.9	169,226	89.3	13,097	7.7
Therapy services:
Third-party rehabilitation therapy services	22,190	10.0	17,007	9.1	5,183	30.5
Total therapy services	22,190	10.0	17,007	9.1	5,183	30.5
Hospice & Home Health services:
Hospice	14,326	6.4	3,086	1.6	11,240	364.0
Home Health	3,739	1.7	—	—	3,739	100.0
Total hospice & home health services	18,065	8.1	3,086	1.6	14,979	485.0
Total	$222,578	100.0%	$189,319	100.0%	$33,259	17.6%
Sources of Revenue
The following table sets forth revenue consolidated by state and revenue by state as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2011		2010
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$94,953	42.7%	$82,345	43.5%
Texas	46,348	20.8	46,947	24.8
New Mexico	22,171	10.0	20,868	11.0
Kansas	17,857	8.0	14,767	7.8
Missouri	15,319	6.9	14,637	7.7
Nevada	14,719	6.6	7,739	4.1
Montana	2,875	1.3	—	—
Iowa	2,971	1.3	2,002	1.1
Arizona	2,893	1.3	—	—
Idaho	2,191	1.0	—	—
Other	281	0.1	14	—
Total	$222,578	100.0%	$189,319	100.0%
Long-Term Care Services Segment
Skilled Nursing Facilities. Within our skilled nursing facilities, we generate our revenue from Medicare, Medicaid, managed care providers, insurers, private pay and other sources. We believe that our skilled mix, which we define as the number of Medicare and non-Medicaid managed care patient days at our skilled nursing facilities divided by the total number of patient days at our skilled nursing facilities for any given period, is an important indicator of our success in attracting high-acuity patients because it represents the percentage of our patients who are reimbursed by Medicare and managed care payors, for whom we receive higher reimbursement rates. Several of our skilled nursing facilities include our Express Recovery TM program. This program uses a dedicated unit within a skilled nursing facility to deliver a comprehensive rehabilitation and recovery regimen in accommodations uniquely designed to serve high-acuity patients.
The following table sets forth our Medicare, managed care, private pay/other and Medicaid patient days as a percentage of total patient days and the level of skilled mix for our skilled nursing facilities:

	Three Months Ended March 31,
	2011	2010
Medicare	16.4%	16.1%
Managed care	8.1	6.9
Skilled mix	24.5	23.0
Private pay and other	15.4	16.5
Medicaid	60.1	60.5
Total	100.0%	100.0%
Assisted Living Facilities. Within our assisted living facilities, which are mostly in Kansas, we generate our revenue primarily from private pay sources, with a small portion earned from Medicaid or other state specific programs.
Therapy Services Segment
Rehabilitation Therapy. As of March 31, 2011, we provided rehabilitation therapy services to a total of 177 healthcare facilities, including 67 of our facilities, as compared to 162 facilities, including 68 of our facilities, as of March 31, 2010. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. The net increase of 15 facilities serviced was comprised of 24 new facilities serviced, net of 9 cancellations. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party skilled nursing facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered.
Hospice and Home Health Services Segment
Hospice. We provide hospice care in Arizona, California, Idaho, Montana, Nevada, and New Mexico. We derive substantially all of the revenue from our hospice business from Medicare and managed care reimbursement.

Federal legislation imposes a Medicare payment cap on hospice service programs, as described in this Item 2 under “Regulatory and Other Governmental Actions Affecting Revenue” below. We are managing the Medicare cap and its impact on our hospice business by actively managing our average length-of-stay on a market-by-market basis. A key component of this strategy is to analyze each hospice program’s mix of patients and referral sources to achieve an optimal balance of the types of patients and referral sources that we serve in each of our programs.

Home Health. We provide home health care in Arizona, Nevada, Idaho, Montana, and in California as of March 31, 2011. We derive substantially all of the revenue from our home health business from Medicare. Net service revenue is recorded under the Medicare payment program (“PPS”) based on a 60-day episode payment rate that is subject to downward adjustment based on certain variables including, but not limited to: (a) an outlier payment if our patient’s care was unusually costly; (b) a low utilization adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments.
Regulatory and Other Governmental Actions Affecting Revenue

The following table summarizes the amount of revenue that we received from each of the payor classes in the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2011		2010
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
Medicare	$88,217	39.6%	$65,694	34.8%
Medicaid	64,031	28.8	62,725	33.1
Subtotal Medicare and Medicaid	152,248	68.4	128,419	67.9
Managed Care	22,194	10.0	18,237	9.6
Private pay and other	48,136	21.6	42,663	22.5
Total	$222,578	100.0%	$189,319	100.0%

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
Medicare SNF Rates. On July 22, 2010, CMS published a notice containing its fiscal year 2011 per diem payment rates for skilled nursing facilities, effective for services provided beginning October 1, 2010 through September 30, 2011. Under the notice, CMS revised and rebased the skilled nursing facility market basket, resulting in a 1.7% market basket increase factor for fiscal year 2011. The fiscal year 2011 market basket adjustment will increase aggregate payments to skilled nursing facilities nationwide by approximately $542.0 million. Skilled nursing facility payment rates are calculated using a market basket index that reflects changes in the value of goods and services relevant to nursing home care. CMS also makes a forecast error adjustment if the difference between the projected and actual market basket index exceeds 0.5%. To calculate the fiscal year 2011 payment rate, CMS looked at the most recent available data from fiscal year 2009, when the forecasted market basket index was 3.4% and the actual increase was 2.8%. As a result, the fiscal year 2011 market basket increase factor of 2.3% was decreased by 0.6%, for a net increase of 1.7%. Initially, a provision of the Patient Protection and Affordable Care Act of 2010 PPACA delayed the implementation of the Resource Utilization Groups, Version 4 (“RUGs IV”) case-mix classification system until October 1, 2011, but the Medicare and Medicaid Extenders Act of 2010 repealed this provision and allowed RUGs IV to go into effect on October 1, 2010.
Medicare Hospice Rates. On July 22, 2010, CMS published a notice increasing Medicare payments to hospices in fiscal year 2011 by 1.8%, or approximately $220.0 million. CMS said the notice reflects a 2.6% increase in the market basket, offset by a 0.8% decrease in payments to hospices due to a revised phase out of the wage index budget neutrality adjustment factor, starting with a 10% reduction in fiscal year 2010 and a 15% reduction each year from fiscal year 2011 through fiscal year 2016. The fiscal year 2011 hospice payment rates are effective for care and services furnished on or after October 1, 2010 through September 30, 2011.

Medicare Therapy Caps. CMS, as directed by the Deficit Reduction Act of 2005, or DRA, established a process to allow exceptions to the outpatient therapy caps for certain medically necessary services provided during 2006 for patients with certain conditions or multiple complexities whose therapy is reimbursed under Medicare Part B. Congress has since extended this exception process several times, including PPACA, which extended this exception process through December 31, 2010, and most recently, the Medicare and Medicaid Extenders Act of 2010, which extended this exception process through December 31, 2011. The majority of the residents in our skilled nursing facilities and patients served by our rehabilitation therapy agencies whose therapy is reimbursed under Medicare Part B have qualified for these exceptions. Following the revised expiration date for the therapy cap exception process, it is uncertain whether any further extension of the therapy cap exceptions will be included in any other federal legislation. In addition, proposed federal legislation is pending that would repeal the therapy caps in their entirety, although the ultimate fate of these bills is uncertain. If subsequent federal legislation fails to extend the therapy cap exceptions or repeal the therapy caps altogether, the imposition of therapy caps could lead to reduced revenue for our facilities that bill for the affected therapy services and our rehabilitation company could experience reduced revenue from its third party contracts. Such reductions in revenue could adversely impact the results of our operations.

Medicare Restrictions on Therapy Payments. On November 29, 2010, CMS published its final rule governing payment policies under the Medicare physician fee schedule (PFS) and other revisions to Part B for calendar year 2011. These changes reduce payments for certain Part B therapy services. Under the final rule, effective January 1, 2011, Medicare is applying a new multiple procedure payment reduction (MPPR) to the practice expense (PE) payment of select therapy services paid under the PFS (i.e., Part B therapy services). The reduction will be similar to that currently applied to multiple surgical procedures and to diagnostic imaging procedures, which reduce PE payment for certain services furnished to the same patient on the same day, based on the presence of efficiencies in the PE and certain other services. CMS has extended its MPPR policy to cover certain separately payable “always therapy” therapy services. The therapy MPPR applies to all therapy services across all disciplines (i.e., PT, OT and SLP) billed on the same date of service for the same patient by the same practitioner or facility under the same NPI. The final rule specified a 25% reduction to the PE payment for calendar year 2011, and CMS estimated that the calendar year 2011 impact on the PE relative value units (RVUs) of the new therapy MPPR, when combined with the ongoing transition to the use of physician practice information survey (PPIS) data when calculating PE RVUs, will be an approximately 3% reduction in PFS payment to affected therapists. On November 30, 2010, Congress passed the Physician Payment and Therapy Relief Act of 2010, which changed the PE reduction from 25% to 20% for therapy services furnished in office and other non-institutional settings; the reduction percentage remains at 25% for therapy services furnished in institutional settings, such as skilled nursing facilities.
Medicare Part D. Beginning January 1, 2006, the Medicare Modernization Act of December 2003, or MMA, implemented a major expansion of the Medicare program through the introduction of a prescription drug benefit under Medicare Part D. Medicare beneficiaries who elect Part D coverage and are dual eligible beneficiaries (i.e. those eligible for both Medicare and Medicaid benefits), are enrolled automatically in Part D and have their outpatient prescription drug costs covered by this Medicare benefit, subject to certain limitations. Most of the skilled nursing facility residents we serve whose drug costs are currently covered by state Medicaid programs are dual eligible beneficiaries. Accordingly, Medicaid is no longer a significant payor for the prescription pharmacy services provided to these residents.
Historically, adjustments to reimbursement levels under Medicare have had a significant effect on our revenue. For a discussion of historic adjustments and recent changes to the Medicare program and related reimbursement rates see “Business — Sources of Reimbursement” in Part 1, Item 1 in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission and “Risk Factors — Reductions in Medicare reimbursement rates, including annual caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary, or changes in the rules governing the Medicare program could have a material adverse effect on our revenue, financial condition and results of operations” in Part 1, Item 1A of our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Medicare Home Health Rates. On November 17, 2010, CMS published a final rule containing a number of changes that would reduce Medicare payments to home health agencies under the home health PPS by 4.89% in calendar year 2011, representing an approximate $960.0 million cut in Medicare payments to home health agencies from payments received by home health agencies in calendar year 2010. Based on updated data analysis of case-mix changes, instead of the planned 2.71% reduction for calendar year 2011, CMS reduced home health PPS rates by 3.79% in calendar year 2011. In response to comments that CMS on its case-mix model and its measurement of real case-mix, CMS did not finalize the 3.79% reduction to the home health PPS rates for calendar year 2012 that CMS proposed in its July 23, 2010 proposed rule; instead CMS noted that it will perform a review of its case-mix and nonroutine medical supplies (NRS) models, and will address any reductions to the calendar year 2012 home health PPS payments in next year's rulemaking. The net reduction includes the combined effects of a 1.1% market basket update ($210.0 million increase, inclusive of a 1% reduction to the home health market basket update mandated by PPACA), a wage index update ($20.0 million increase), the 3.79% reduction to the home health PPS rates to account for purported increases in aggregate case-mix unrelated to underlying changes in patients' health status ($700.0 million decrease), plus the 2.5% returned from the outlier provisions of PPACA ($490 million decrease). As noted above, home health agencies receive outlier payments for 60-day home health episodes of care that carry unusually high costs. Prior to the enactment of PPACA, total outlier payments could not exceed 5% of total projected or estimate home health payments in a given year. However, due to uncontrolled growth in outlier payments in a few discrete areas of the country, PPACA implemented a change to the existing home health outlier policy through a 5% reduction to home health PPS rates, with total outlier payments not to exceed 2.5% of the total payments estimated for a given year. Home health agencies are also permanently subject to a 10% agency-level cap on outlier payments.

Medicare Hospice Cap. Various provisions were included in Section 1814 of the Social Security Act, the legislation creating the Medicare hospice benefit, to manage the cost to the Medicare program for hospice. These measures include the patient’s waiver of curative care requirement, the six-month terminal prognosis requirement and the Medicare payment caps. The Medicare hospice benefit includes two fixed annual caps on payment, both of which are assessed on a hospice-specific basis. One cap is an absolute dollar amount; the other limits the number of days of inpatient care. The caps are calculated from November 1 through October 31 of each year. The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed an annual aggregate cap amount. This annual aggregate cap amount is calculated by multiplying the number of first time Medicare hospice beneficiaries during the year by the Medicare per beneficiary cap amount, resulting in that hospice’s aggregate cap, which is the allowable amount of total Medicare payments that hospice can receive for that cap year. If a hospice exceeds its aggregate cap, then the hospice must repay the excess back to Medicare. The Medicare cap amount is reduced proportionately for patients who transferred in and out of our hospice services. The Medicare cap amount is adjusted annually for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. Our hospice program did not exceed the Medicare cap limit in 2010.
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
Medicaid Program Integrity. With the passage of the DRA, specifically section 6034, Congress created the Medicaid Integrity Program, or MIP, through section 1936 of the Social Security Act, or the SSA. Section 1936 of the SSA requires the Secretary of Health and Human Services, or HHS, to enter into contracts with eligible entities to perform four activities: (1) the review of Medicaid provider actions to detect fraud or potential fraud; (2) the auditing of Medicaid provider claims; (3) the identification of overpayments; and (4) the education of providers and others on payment integrity and quality of care issues. The contractors that perform these activities are known as Medicaid Integrity Contractors, or MICs.
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

Provider MIC audits began in Florida and South Carolina at the end of fiscal year 2008; audits in other jurisdictions began in fiscal year 2009. As of December 2009, MICs began actively conducting audits in over 30 states, including California, Texas, and New Mexico. Statements from CMS regarding the preliminary results of the first 500 MIC audits indicate that nearly 30% of the audits conducted have been of long-term care facilities. Unlike the Medicare Recovery Audit Contractor, or RAC, program, the MIC audits generally are not subject to a uniform set of federal standards, but rather are governed according to state regulations and procedures relating to Medicaid provider audits and appeals. As such, a great degree of uncertainty surrounds whether and to what extent the results of audits conducted by this new set of audit contractors will result in recoupments of alleged overpayments to our facilities. To the extent the MICs apply different or more stringent standards than other past analogous audit programs, the MIC audits could result in recoupments of alleged overpayments and could have an adverse impact on our results of operations.
Medicaid RACs. In addition, Section 6411 of PPACA expanded the RAC program, which formerly included only Medicare Part A and Part B claims, to also include Medicare Part C and Part D claims, as well as Medicaid claims effective December 31, 2010. It is uncertain at this time how the recently-expanded RAC program will interact with the MIC program. CMS has noted in a FAQ that a provider may be subject to audit by multiple oversight bodies, especially if the audits cover different programs (Medicare versus Medicaid), different audit issues (one-day stays versus post-mortem payments) or different audit periods. In a proposed rule, published by CMS on November 10, 2010, CMS provides for States and Medicaid RACs to coordinate with other contractors and entities auditing Medicaid providers and with State and Federal law enforcement agencies. Moreover, this proposed rule provided for states to fully implement their Medicaid RAC programs by April 1, 2011. However, pursuant to a bulletin issued by CMS on February 1, 2011, CMS delayed the implementation of the Medicaid RAC programs indefinitely until after CMS issues a final rule, which is expected later this year.

Medicaid and FMAP. Under Medicaid, most state expenditures for medical assistance are matched by the federal government. The federal medical assistance percentage, or FMAP, which is the percentage of Medicaid expenses paid by the federal government, ranged from 50% to 76% in fiscal year 2008, depending on the state in which the program was administered. In response to the economic downturn, Section 5001 of Division B of the American Recovery and Reinvestment Act of 2009, or ARRA, provides for a temporary increase in FMAP rates for Medicaid and certain other federal programs. The purposes of the increases to the FMAP rates were to provide fiscal relief to states and to protect and maintain state Medicaid and certain other assistance programs in a period of economic downturn, referred to as the recession adjustment period. The recession adjustment period is defined as the period beginning October 1, 2008 and ending December 31, 2010. During this recession adjustment period, each state's FMAP rate was recalculated on a quarterly basis, based on a calculation formula set forth in Section 5001 of ARRA that increases FMAP rates based in part on unemployment levels within a state. For example, for pre-ARRA fiscal year 2009, FMAP rates ranged from 50% to 76%; by contrast, under the ARRA FMAP increases, FMAP rates for fiscal year 2009 ranged from 56% to 84%. For federal fiscal year 2009 in the states in which we currently operate, pre-ARRA FMAP rates ranged between 50% and 71%; and post-ARRA FMAP rates ranged between 62% and 79%. Thus, for federal fiscal year 2009, an additional 8% to 12% of Medicaid funds were provided by the federal government. These enhanced FMAP rates under ARRA were recalculated on a quarterly basis through December 31, 2010, and changes in a state's unemployment rate could affect the ARRA-adjusted FMAP rates. The federal fiscal year 2011 FMAP rates in the states in which we currently operate range between 50% and 70%. Moreover, on August 10, 2010, the Education, Jobs and Medicaid Assistance Act became law and extended the enhanced FMAP rates under the ARRA through June 30, 2011.It is unclear what further FMAP enhancements, if any, will continue past June 30, 2011.

Federal Health Care Reform. In addition to the provisions described above affecting Medicare and Medicaid participating providers, PPACA enacted several reforms with respect to skilled nursing facilities home health agencies and hospices, including payment measures to realize significant savings of federal and state funds by deterring and prosecuting fraud and abuse in both the Medicare and Medicaid programs. While many of the provisions of PPACA will not take effect for several years or are subject to further refinement through the promulgation of regulations, some key provisions of PPACA are presently effective.

•
Enhanced CMPs and Escrow Provisions. Effective March 23, 2010, PPACA includes expanded civil monetary penalty (“CMP”) provisions applicable to all Medicare and Medicaid providers. Sections 6402 and 6408 of PPACA provide for the imposition of CMPs of up to $50,000 and, in some cases, treble damages, for actions relating to alleged false statements to the federal government. Section 6111 of PPACA also includes CMP provisions specific to skilled nursing facilities that in limited circumstances provide for up to a fifty percent (50%) reduction in CMPs where a facility self-reports and promptly corrects an alleged deficiency within ten (10) calendar days. In addition, the new CMP provisions specific to skilled nursing facilities provide that the Secretary of Health and Human Services may provide for the collection and placement of the CMP amount into an escrow account on the earlier of the date informal dispute resolution is completed or ninety (90) days after the imposition of the CMP. If an appeal is successful, the facility would receive a refund of the collected amounts with interest. This CMP escrow provision is a departure from prior policy, which only required remittance of CMP amounts following the final disposition of a CMP dispute. On March 18, 2011, CMS published a final rule implementing Section 6111 of PPACA. Among other things, the final rule implements the changes listed above regarding CMS's new authority to reduce CMPs by up to 50% in limited circumstances and CMS's ability to place CMPs into an escrow account pending a final administrative decision addressing the alleged violation. The final rule also allows CMS to defer full payment of CMP into an escrow account if it determines that more time is necessary for the deposit of the total amount by finding that immediate payment would create substantial and undue hardship on the facility. To the extent our facilities are assessed large CMPs that are collected and placed into an escrow account pending lengthy appeals, such actions could adversely affect the results of operations.

•
Nursing Home Transparency Requirements. In addition to expanded CMP provisions, PPACA imposes substantial new transparency requirements for Medicare-participating nursing facilities. Existing law requires Medicare providers to disclose to CMS: (1) any person or entity that owns directly or indirectly an ownership interest of five percent (5%) or more in a provider; (2) officers and directors (if a corporation) and partners (if a partnership); and (3) holders of a mortgage, deed of trust, note or other obligation secured by the entity or the property of the entity. Section 6101 of the PPACA expands the information required to be disclosed to include: (4) the facility’s organizational structure; (5) additional information on officers, directors, trustees, and “managing employees” of the facility (including their names, titles, and start dates of services); and (6) information on any “additional disclosable party” of the facility. “Managing employee” is defined broadly as an individual (including a general manager, business manager, administrator, director, or consultant) who directly or indirectly manages, advises, or supervises any element of the practices, finances, or operations of the facility. “Additional disclosable party” of the facility is defined as any person or entity that (1) exercises operational, financial, or managerial control over the facility, or provides policies or procedures for the operations of the facility, or provides financial or cash management services to the facility; (2) leases or subleases real property to the facility, or owns a whole or partial interest equal to or exceeding five percent (5%) of the total cash value of such real property; or (3) provides management or administrative services, management or clinical consulting services, or accounting or financial services to the facility. Beginning March 23, 2010, facilities must have this information available for submission to the Secretary of Health & Human Services, the OIG, the state in which the facility is located, and the state long-term care ombudsman upon request. Thus, the new transparency provisions could result in the potential for greater government scrutiny and oversight of the ownership and investment structure for skilled nursing facilities, as well as more extensive disclosure of entities and individuals that comprise part of skilled nursing facilities’ ownership structure.

•
Face-to-face encounter requirements. PPACA also imposes on home health agencies and hospices new face-to-face encounter requirements with patients. Effective April 1, 2011, CMS expects home health agencies to have fully established internal processes to comply with the face-to-face encounter requirements mandated by PPACA for purposes of certification of a patient's eligibility for Medicare home health services. Under the requirements set forth in Section 6407 of PPACA, the certifying physician must document that he or she, or a non-physician practitioner working with the physician, has seen the patient. The encounter must occur within the 90 days prior to the start of care, or within the 30 days after the start of care. Documentation of such an encounter must be present on certifications for patients with starts of care on or after January 1, 2011. Also effective April 1, 2011, hospices are required to have processes to comply with face-to-face encounter requirements under PPACA for purposes of recertification for Medicare hospice services. Under Section 3132(b) of PPACA, a hospice physician or nurse practitioner is required to have a face-to-face encounter with a hospice patient prior to the patient's 180th-day recertification, and each subsequent recertification. The encounter must occur no more than 30 calendar days prior to the start of the hospice patient's third benefit period. The provision applies to recertifications on and after January 1, 2011.

•
Suspension of Payments During Pending Fraud Investigations. PPACA also provides the federal government with expanded authority to suspend payment if a provider is investigated for allegations or issues of fraud. Section 6402 of PPACA provides that, beginning March 23, 2010, Medicare and Medicaid payments may be suspended pending a “credible investigation of fraud,” unless the Secretary of Health and Human Services determines that good cause exists not to suspend payments. “Credible investigation of fraud” is undefined, although the Secretary must consult with the Office of the Inspector General in determining whether a credible investigation of fraud exists. This suspension authority creates a new mechanism for the federal government to suspend both Medicare and Medicaid payments for allegations of fraud, independent of whether a state exercises its authority to suspend Medicaid payments pending a fraud investigation. To the extent the Secretary applies this suspension of payments provision to one of our facilities for allegations of fraud, such a suspension could adversely affect the results of operations.

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

•
Community First Choice Option. Section 2401 of PPACA establishes a new State option, available starting October 1, 2011, under which states can provide home and community-based attendant services and supports through the Community First Choice State plan option. States choosing to provide home and community based services under this option shall make them available to assist with activities of daily living, instrumental activities of daily living and health related tasks under a plan of care agreed upon by the individual and his/her representative. PPACA specifies the models of delivery through which such services may be available and enumerates the types of services that may be covered. For states that elect to make coverage of home and community based services available through the Community First Choice State plan option, FMAP is increased by six percentage points, and thus this Section incentivizes states to expand their home and community based services. On February 25, 2011, CMS published a proposed rule implementing Section 2401 of PPACA. Comments on the proposed rule were due by April 26, 2011. The expansion of home and community based services has the potential to reduce the demand for the long-term care and nursing services that we provide.

•
Health Care-Acquired Conditions. PPACA also provides that the Secretary of Health and Human Services shall prohibit payments to States for any amounts expended for providing medical assistance for health care-acquired conditions. A health care-acquired condition is defined as a medical condition for which an individual was diagnosed that could be identified by a secondary diagnostic code described in the Social Security Act as follows: (i) cases described by such code have a high cost or high volume, or both; (ii) the code results in the assignment of a case to a diagnosis-related group that has a higher payment when the code is present as a secondary diagnosis; and (iii) the code describes such conditions that could reasonably have been prevented through the application of evidence-based guidelines. On February 17, 2011, CMS issued a proposed rule to implement this provision that requires states to adopt policies under their Medicaid programs prohibiting federal payments for providing medical assistance for health care-acquired conditions. The proposed rule would require the states Medicaid programs to implement these policies by July 1, 2011. Final comments to the proposed rule were due by March 28, 2011.

•
Removal of Barriers to Providing Home and Community Based Services. Also effective January 1, 2011, Section 2402 of PPACA includes additional measures related to the expansion of community and home based services. It requires the Secretary to adopt regulations that will ensure that states will develop systems that allow beneficiaries to obtain, as well as maintain, non-institutional services, and have a say in the design of their treatment. This Section also authorizes states to expand coverage of community and home based services to individuals who would not otherwise be eligible for them.

The provisions of PPACA discussed above are examples of recently-enacted federal health reform provisions that we believe may have a material impact on the long-term care industry generally and on our business. However, the foregoing discussion is not intended to constitute, nor does it constitute, an exhaustive review and discussion of PPACA. It is possible that other provisions of PPACA may be interpreted, clarified, or applied to our facilities or operations in a way that could have a material adverse impact on the results of operations.

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
Critical Accounting Policies and Estimates Update
Disclosure of our critical accounting policies are more fully disclosed in our discussion and analysis of financial condition and results of operations in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission and as included below.
Results of Operations
The following table summarizes some of our key performance indicators, along with other statistics, for each of the periods indicated:

	Three Months Ended March 31,
	2011	2010
Occupancy statistics (skilled nursing facilities):
Available beds in service at end of period	9,179	9,242
Available patient days	824,753	832,518
Actual patient days	690,808	697,541
Occupancy percentage	83.8%	83.8%
Average daily number of patients	7,676	7,751
Revenue per patient day (skilled nursing facilities prior to intercompany eliminations)
LTC only Medicare (Part A)	$577	$497
Medicare blended rate (Part A & B)	630	557
Managed care	391	380
Medicaid	153	149
Private and other	175	170
Weighted-average for all	$254	$234

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Revenue	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	78.8	80.1
Rent cost of revenue	2.1	2.4
General and administrative	3.1	3.4
Depreciation and amortization	2.8	3.1
	86.8	89.0
Other income (expenses):
Interest expense	(4.5)	(3.8)
Interest income	0.1	0.1
Other income (expense)	(0.1)	—
Equity in earnings of joint venture	0.2	0.4
Total other expenses, net	(4.3)	(3.3)
Income from continuing operations before provision for income taxes	8.9	7.7
Provision for income taxes	3.6	3.0
Net income	5.3	4.7

EBITDA(1)	16.1%	14.5%
Adjusted EBITDA(1)	16.5%	14.5%
EBITDAR (2)	18.2%	16.9%
Adjusted EBITDAR(2)	18.6%	16.9%
	Three Months Ended March 31,
	2011	2010
Reconciliation from net income to EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR (in thousands):
Net Income	$11,844	$8,881
Interest expense, net of interest income	9,771	7,056
Provision for income taxes	8,124	5,594
Depreciation and amortization expense	6,145	5,944
EBITDA	35,884	27,475
Rent cost of revenue	4,570	4,581
EBITDAR	40,454	32,056
EBITDA	35,884	27,475
Disposal of property and equipment	290	—
Transaction cost	242	—
Exit costs related to Northern California divestiture	385	—
Adjusted EBITDA	36,801	27,475
Rent cost of revenue	4,570	4,581
Adjusted EBITDAR	$41,371	$32,056

(1)
We define EBITDA as net income (loss) before depreciation, amortization and interest expense (net of interest income) and the provision for (benefit from) income taxes. EBITDA margin is EBITDA as a percentage of revenue. Adjusted EBITDA is EBITDA adjusted for non-core business items, which for this report includes gains or losses on sale of assets, due diligence, and exit cost (each to the extent applicable in the appropriate period.)

(2)
We define EBITDAR as net income (loss) before depreciation, amortization, interest expense (net of interest income), the provision for (benefit from) income taxes and rent cost of revenue. EBITDAR margin is EBITDAR as a percentage of revenue. Adjusted EBITDAR is EBITDAR adjusted for the Adjusted EBITDA items listed above (each to the extent applicable in the appropriate period.)

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

Management uses EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR to assess the performance of our core business operations, to prepare operating budgets and to measure our performance against those budgets on a consolidated and segment level. Segment management uses these metrics to measure performance on a facility-by-facility level. We typically use Adjusted EBITDA and Adjusted EBITDAR for these purposes on a consolidated basis as the adjustments to EBITDA and EBITDAR are not generally allocable to any individual business unit and we typically use EBITDA and EBITDAR to compare the operating performance of each skilled nursing and assisted living facility, as well as to assess the performance of our operating segments. EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR are useful in this regard because they do not include such costs as interest expense (net of interest income), income taxes, depreciation and amortization expense, rent cost of revenue (in the case of EBITDAR and Adjusted EBITDAR) and special charges, which may vary from business unit to business unit and period-to-period depending upon various factors, including the method used to finance the business, the amount of debt that we have determined to incur, whether a facility is owned or leased, the date of acquisition of a facility or business, the original purchase price of a facility or business unit or the tax law of the state in which a business unit operates. These types of charges are dependent on factors unrelated to the underlying business unit performance. As a result, we believe that the use of EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR provides a meaningful and consistent comparison of our underlying businesses and facilities between periods by eliminating certain items required by U.S. GAAP which have little or no significance to their day-to-day operations.

Finally, we use Adjusted EBITDA to determine compliance with our debt covenants and assess our ability to borrow additional funds and to finance or expand operations. Our senior secured credit facility uses a measure substantially similar to Adjusted EBITDA as the basis for determining compliance with our financial covenants, specifically our minimum interest coverage ratio and our maximum total leverage ratio, and for determining the interest rate of our first lien term loan. The indenture governing our 11% senior subordinated notes also uses a substantially similar measurement for determining the amount of additional debt we may incur. For example, both our senior secured credit facility and the indenture governing our 11% senior subordinated notes include the following adjustments to EBITDA for (i) gain or losses on sale of assets, (ii) the write-off of deferred financing costs of extinguished debt, (iii) proforma adjustments for acquisitions to show a full year of EBITDA and interest expense, (iv) sponsorship fees paid to Onex which totals $0.5 million annually and (v) non-cash stock compensation. Our noncompliance with these financial covenants could lead to acceleration of amounts due under our senior secured credit facility. In addition, if we cannot satisfy certain financial covenants under the indenture for our 11% senior subordinated notes, we cannot engage in certain specified activities, such as incurring additional indebtedness or making certain payments.

Despite the importance of these measures in analyzing our underlying business, maintaining our financial requirements, designing incentive compensation and for our goal setting both on an aggregate and facility level basis, EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR are non-GAAP financial measures that have no standardized meaning defined by U.S. GAAP. Therefore, our EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

We compensate for these limitations by using EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR only to supplement net income (loss) on a basis prepared in conformance with U. S. GAAP in order to provide a more complete understanding of the factors and trends affecting our business. We strongly encourage investors to consider net income (loss) determined under U.S. GAAP as compared to EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR, and to perform their own analysis, as appropriate.
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Revenue. Revenue increased $33.3 million, or 17.6%, to $222.6 million in the three months ended March 31, 2011 from $189.3 million in the three months ended March 31, 2010.
Long term care services

	Three Months Ended March 31,
	2011		2010		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$175.3	78.8%	$162.9	86.1%	$12.4	7.6%
Assisted living facilities	6.7	3.0	6.1	3.2	0.6	9.8
Administration of third party facilities	0.3	0.1	0.2	0.1	0.1	50.0
Total long-term care services	$182.3	81.9%	$169.2	89.4%	$13.1	7.7%
Of the $12.4 million increase in skilled nursing facilities revenue in the first quarter of 2011 as compared to the first quarter of 2010, $2.2 million was the result of the opening of the Fort Worth Center of Rehabilitation in June 2010 offset by a decrease of $2.7 million of revenue due to the sale of Westside Campus of Care in December 2010. Additionally, revenue increased $12.9 million for skilled nursing facilities operated for all of the three months ended March 31, 2010 and 2011, of which $13.0 million was due to a higher weighted average per patient day rate from Medicare, Medicaid and managed care pay sources, offset by a $0.1 million decrease due to a decline in occupancy rates, which occurred primarily at our Texas facilities. Our revenue related to the administration of third party facilities remained consistent in the three months ended March 31, 2011 and 2010. Skilled mix increased to 24.5% in the three months ended March 31, 2011 from 23.0% in the three months ended March 31, 2010. Our average daily Part A Medicare rate increased 16.1% to $577 in the three months ended March 31, 2011 from $497 in the three months ended March 31, 2010 primarily due to the implementation of RUGS IV effective October 1, 2010. Our average daily Medicaid rate increased 2.7% to $153 in the three months ended March 31, 2011 from $149 per day in the three months ended March 31, 2010, primarily due to increased Medicaid rates in Kansas, Texas, Nevada and Missouri. Revenue at our assisted living facilities increased to $6.7 million in the three months ended March 31, 2011 from $6.1 million in the three months ended March 31, 2010.
Therapy services

	Three Months Ended March 31,
	2011		2010		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$39.3	17.7%	$33.8	17.9%	$5.5	16.3%
Intersegment elimination services related to affiliated entities	(17.1)	(7.7)	(16.8)	(8.9)	(0.3)	(1.8)
Total therapy services	$22.2	10.0%	$17.0	9.0%	$5.2	30.6%
Rehabilitation therapy services revenue increased $5.5 million for the three months ended March 31, 2011 and 2010, primarily as a result of the addition of 24 new third party contracts added in mid 2010 and 2011.
Hospice & Home Health services

	Three Months Ended March 31,
	2011		2010		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$14.3	6.4%	$3.1	1.6%	$11.2	361.3%
Home Health	3.7	1.7	—	—	3.7	100.0
Total hospice & home health services	$18.0	8.1%	$3.1	1.6%	$14.9	480.6%

Hospice and home health services revenue increased in the first quarter of 2011 as compared to the first quarter of 2010, primarily as a result of our completion of the Hospice/Home Health Acquisition in May 2010.
Cost of Services Expenses. Cost of services expenses increased $23.8 million, or 15.7%, to $175.5 million, or 78.8% of revenue, in the three months ended March 31, 2011, from $151.7 million, or 80.1% of revenue, in the three months ended March 31, 2010.

Long term care services

	Three Months Ended March 31,
	2011		2010		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage

					Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$134.3	76.6%	$127.3	78.1%	$7.0	5.5%
Assisted living facilities	4.8	71.6	4.3	70.5	0.5	11.6
Regional operations support	6.3	n/a	5.6	n/a	0.7	12.5
Total long-term care services	$145.4	79.5%	$137.2	81.1%	$8.2	6.0%
Cost of services expenses at our skilled nursing facilities increased $7.0 million in the first quarter of 2011 as compared to the first quarter of 2010, $1.9 million of which was related to the opening of the Fort Worth Center of Rehabilitation in June 2010, and $7.1 million of which resulted from operating costs increasing at facilities acquired or developed prior to January 1, 2010 by $10.23 per patient day, or 5.6%, to $193.7 per patient per day in the three months ended March 31, 2011 from $183.47 for the three months ended March 31, 2010. The increase in cost of services expenses was offset by a decrease of $2.0 million due to the sale of Westside Campus of Care facility in December 2010. The $7.1 million increase in operating costs resulted from a $2.8 million increase in labor costs, which represented an increase of $4.1, or 3.9%, on a per patient day basis. Additionally, the increase in operating costs resulted from a $1.6 million increase in taxes and licenses, $1.0 million increase in expenses related to rehab/ancillaries, $0.8 million increase in expenses related to food and supplies, $0.4 million increase in expenses related to bad debt, and $0.5 million increase in other operating expenses. Cost of services expenses at our assisted living facilities increased $0.5 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Therapy services

	Three Months Ended March 31,
	2011			`	2010			Increase/(Decrease)
	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage		Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage

								Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$39.3	$33.3	84.7%		$33.8	$28.5	84.3%	$4.8	16.8%
Total therapy services	$39.3	$33.3	84.7%		$33.8	$28.5	84.3%	$4.8	16.8%

Rehabilitation therapy costs as a percentage of revenue remained consistent in the three months ended March 31, 2011, as compared to the same period in 2010.

Hospice and home health services

	Three Months Ended March 31,
	2011		2010		Increase/(Decrease)
	Cost of Service Dollars	Revenue Percentage	Cost of Service Dollars	Revenue Percentage

					Dollars	Percentage
	(dollars in millions)
Hospice	$10.9	76.2%	$3.0	96.8%	$7.9	263.3%
Home Health	3.3	89.2	—	—	3.3	100.0
Total hospice & home health services	$14.2	165.4%	$3.0	96.8%	$11.2	373.3%

The increase in hospice and home health cost of services was primarily a result of our completion of the Hospice/Home Health Acquisition in May 2010. Cost of services as a percentage of revenue improved as the acquired hospice companies have higher operating margins then our legacy hospice operations.
Rent cost of revenue. Rent cost of revenue remained consistent at $4.6 million in the three months ended March 31, 2011 and 2010.
General and Administrative Services Expenses. Our general and administrative services expenses increased $0.5 million, or 7.8%, to $6.9 million, or 3.1% of revenue, in the three months ended March 31, 2011 from $6.4 million, or 3.4% of revenue, in the three months ended March 31, 2010.

Depreciation and Amortization. Depreciation and amortization increased by $0.1 million, or 1.7%, to $6.1 million in the three months ended March 31, 2011 from $6.0 million in the three months ended March 31, 2010. This increase primarily resulted from increased depreciation and amortization related to the opening of the Fort Worth Center of Rehabilitation skilled nursing facility in June 2010.

Interest Expense. Interest expense increased by $2.6 million, or 35.6%, to $9.9 million in the three months ended March 31, 2011 from $7.3 million in the three months ended March 31, 2010. The increase in our interest expense was primarily due to an increase in the average interest rate on our debt from 5.1% in the three months ended March 31, 2010 to 6.7% in the three months ended March 31, 2011 which resulted in additional interest expense of $1.8 million. The increase in our cost of borrowing was due to the refinancing of our senior secured credit facility in April 2010. Average debt outstanding increased by $70.0 million, from $455.0 million in the three months ended March 31, 2010 to $525.0 million in the three months ended March 31, 2011 which resulted in additional interest expense of $1.3 million. The increase in average debt outstanding was primarily due to the Hospice/Home Health Acquisition in May 2010. The remainder of the variance in interest expense was due to a $0.5 million decrease in deferred financing fee amortization. The all in rate for the three months ended March 31, 2011 was 7.5%, as compared to 6.7% for the three months ended March 31, 2010.
Interest Income. Our interest income remained consistent at $0.2 million for the three months ended March 31, 2011 and 2010.
Equity in Earnings of Joint Venture. Equity earnings of our pharmacy joint venture decreased $0.2 million , or 30.5%, to $0.6 million in the three months ended March 31, 2011 from $0.8 million in the three months ended March 31, 2010.
Provision for Income Taxes. We had a tax expense of $8.1 million, or 40.7% of our pre-tax earnings, for the three months ended March 31, 2011, as compared to a tax expense of $5.6 million, or 38.6% of pre-tax earnings for the three months ended March 31, 2010. The income tax provision for the three months ended March 31, 2011 was negatively impacted by a $0.4 million write off of deferred tax assets due to the transfer of operations to a third party skilled nursing facility operator, discussed in Note 12, "Subsequent Events."
EBITDA. EBITDA increased by $8.4 million to $35.9 million in the three months ended March 31, 2011 from $27.5 million in the three months ended March 31, 2010. The $8.4 million increase was primarily related to the $33.3 million increase in revenue, offset by a $23.8 million increase in cost of services expense, all discussed above.
Income from Continuing Operations. Income from continuing operations increased by $5.5 million to $20.0 million in the three months ended March 31, 2011 from $14.5 million in the three months ended March 31, 2010. The $5.5 million increase was related primarily to the $33.3 million increase in revenue, offset by a $23.8 million increase in costs of services, a $2.6 million increase in interest expense, and a $0.5 million increase in general and administrative expenses, all discussed above.

Liquidity and Capital Resources
The following table presents selected data from our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cash Flows from Continuing Operations
Net cash provided by operating activities	$11,875	$18,138
Net cash used in investing activities	(2,517)	(9,698)
Net cash used in financing activities	(12,610)	(9,861)
Net decrease in cash and cash equivalents	(3,252)	(1,421)
Cash and cash equivalents at beginning of period	4,192	3,528
Cash and cash equivalents at end of period	$940	$2,107
Based upon our current level of operations, we believe that cash generated from operations, cash on hand and borrowings available to us will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next 12 months. One element of our business strategy is to selectively pursue acquisitions and strategic alliances. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing through a variety of methods including through an extension of our Restated Credit Facility or by accessing available debt and equity markets, as considered necessary to fund capital expenditures and potential acquisitions or for other purposes. Our future operating performance, ability to service or refinance our 11.0% senior subordinated notes and ability to service and extend or refinance our Restated Credit Facility and our 11.0% senior subordinated notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For additional discussion, see “Other Factors Affecting Liquidity and Capital Resources” below in Part 1, Item 2 of this Quarterly Report.
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Our principal sources of liquidity are cash generated by our operating activities and borrowings under our first lien revolving credit facility.
At March 31, 2011, we had cash of $0.9 million. Our available cash is held in accounts at third-party financial institutions. We have periodically invested in AAA money market funds. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.
Net cash provided by operating activities from continuing operations primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, provision for doubtful accounts, stock-based compensation, as well as the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2011 was $11.9 million and consisted of net income of $11.8 million, and adjustments for non-cash items of $20.7 million, offset by $20.6 million used for working capital and other activities. Working capital and other activities primarily consisted of $1.0 million of payments on notes receivable, a $0.5 million increase in insurance liability risks, and a $0.8 million increase in other long term liabilities, offset by an increase in accounts receivable of $13.1 million, a $1.0 million increase in other current and non-current assets, a $3.5 million decrease in accounts payable and accrued liabilities, and a $5.3 million decrease in employee compensation benefits. Days sales outstanding for continuing operations increased from 41.2 for the three months ended December 31, 2010 to 43.6 for the three months ended March 31, 2011.
Net cash provided by operating activities in the three months ended March 31, 2010 was $18.1 million and consisted of net income of $8.9 million, and adjustments for non-cash items of $10.8 million, offset by $1.6 million used for working capital and other activities. Working capital and other activities primarily consisted of a $2.8 million increase in accounts payable and accrued liabilities and $1.0 million of payments on notes receivable, offset by an increase in accounts receivable of $4.0 million, a $0.6 million increase in other current and non-current assets and a $0.9 million decrease in employee compensation benefits.
Net cash used in investing activities for the three months ended March 31, 2011 consisted of $2.5 million of capital expenditures. The capital expenditures consisted of $1.1 million for facility renovations, $0.2 million for expansion of our Express Recovery™ Unit program and $1.2 million of routine capital expenditures. Additionally, $0.4 million was used to acquire a home health license in California for our hospice and home health services segment and $0.4 million was received from sale of property and equipment.
Net cash used in investing activities for the three months ended March 31, 2010 consisted of $9.7 million of capital expenditures. The capital expenditures consisted of $4.4 million for construction of new healthcare facilities, $2.3 million for expansion of our Express Recovery™ Unit program and $3.0 million of routine capital expenditures.
Net cash used by financing activities for the three months ended March 31, 2011 of $12.6 million primarily reflects net repayment of borrowings under our line of credit of $12.0 million and scheduled debt repayments of $0.9 million.
Net cash provided by financing activities for the three months ended March 31, 2010 of $9.9 million primarily reflects net repayment of borrowings under our line of credit of $7.0 million and scheduled debt repayments of $2.9 million.
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
We are significantly leveraged. As of March 31, 2011, we had $508.1 million in aggregate indebtedness outstanding, consisting of $129.7 million principal amount of our 11.0% senior subordinated notes (net of the unamortized portion of the original issue discount of $0.3 million), a $354.1 million first lien senior secured term loan (net of the unamortized portion of the original issue discount of $2.3 million), $14.0 million principal amount outstanding under our $100.0 million revolving credit facility, and capital leases and other debt of approximately $10.3 million. Furthermore, we had $4.4 million in outstanding letters of credit against our $100.0 million revolving credit facility, leaving approximately $81.6 million of additional borrowing capacity under our amended senior secured credit facility as of March 31, 2011. Substantially all of our subsidiaries guarantee our 11.0% senior subordinated notes, the first lien senior secured term loan and our revolving credit facility.

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
Under the Restated Credit Agreement, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum fixed charge coverage ratio (with a range of 1.5:1 to 2:1 as set forth in further detail in the Restated Credit Agreement) as well as a maximum leverage ratio (with a range of 5.5:1 to 4:1 as set forth in further detail in the Restated Credit Agreement). The Restated Credit Agreement also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the Restated Credit Agreement, subject to certain exceptions and minimum thresholds, we are required to apply all of the proceeds from any issuance of debt, half of the proceeds from any issuance of equity, half (or one quarter if our Consolidated Leverage Ratio, as defined in the Restated Credit Agreement, for such fiscal year is less than 3:1) of our annual Consolidated Excess Cash Flow, as defined in the Restated Credit Agreement, and, subject to permitted reinvestments, all amounts received in connection with any sale of our assets and casualty insurance and condemnation or eminent domain proceedings, in each case to repay the outstanding amounts under the Restated Credit Agreement. We believe that we were in compliance with our debt covenants. As of March 31, 2011, our fixed charge ratio and leverage charge rate was 3.3 and 3.7.
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

Senior Subordinated Notes

Our 11% senior subordinated notes were issued in December 2005 in the aggregate principal amount of $200.0 million, with an interest rate of 11.0% per annum. The 11% senior subordinated notes were issued at a discount of $1.3 million. Interest is payable semiannually in January and July of each year. The 11% senior subordinated notes mature on January 15, 2014. The 11% senior subordinated notes are unsecured senior subordinated obligations and rank junior to all of our existing and future senior indebtedness, including indebtedness under our senior secured credit facility. The 11% senior subordinated notes are guaranteed on a senior subordinated basis by certain of our current and future subsidiaries. There was $130.0 million aggregate principal amount of our 11% senior subordinated notes outstanding as of March 31, 2011.

As of January 15, 2011, we became entitled to redeem all or a portion of the remaining $130.0 million aggregate principal amount of our 11% senior subordinated notes upon not less than 30 nor more than 60 days notice, at redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date if redeemed during the 12-month period commencing on January 15, 2011 and 2012 and thereafter of 102.75% and 100.00%, respectively.

Substantially all of our companies guarantee our 11.0% senior subordinated notes, the first lien senior secured term loan and our revolving credit facility.
Capital Expenditures
We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to approximately $1,500 per bed, or approximately $14.0 million in capital expenditures in 2011 on our existing facilities. In addition, we have substantially completed the expansion of our Express Recovery™ units. These units cost, on average, between $0.4 million and $0.6 million each. We are in the process of developing an additional three Express Recovery™ units in 2011. We expect total capital expenditures of approximately $20.0 million in 2011.

Other Factors Affecting Liquidity and Capital Resources

Medical and Professional Malpractice and Workers' Compensation Insurance. Our skilled nursing facilities and other businesses, like physicians, hospitals and other healthcare providers, are subject to a significant number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. To protect ourselves from the cost of these claims, we maintain professional liability and general liability as well as workers' compensation insurance in amounts and with deductibles that we believe to be sufficient for our operations. Historically, unfavorable pricing and availability trends emerged in the professional liability and workers' compensation insurance market and the insurance market in general that caused the cost of these liability coverages to generally increase dramatically. Many insurance underwriters became more selective in the insurance limits and types of coverage they would provide as a result of rising settlement costs and the significant failures of some nationally known insurance underwriters. As a result, we experienced substantial changes in our professional insurance program beginning in 2001. Specifically, we were required to assume substantial self-insured retentions for our professional liability claims. A self-insured retention is a minimum amount of damages and expenses (including legal fees) that we must pay for each claim. We use actuarial methods to estimate the value of the losses that may occur within this self-insured retention level and we are required under our workers' compensation insurance agreements to post a letter of credit or set aside cash in trust funds to securitize the estimated losses that we may incur. Because of the high retention levels, we cannot predict with certainty the actual amount of the losses we will assume and pay.

We estimate our self-insured general and professional liability reserves on a quarterly basis and our self-insured workers' compensation reserve on a semiannual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry's loss history. Based upon these analyses, at March 31, 2011, we had reserved $17.5 million net of $7.9 million in insurance recoveries for known or unknown or potential self-insured general and professional liability claims and $16.8 million for self-insured workers' compensation claims. We have estimated that we may incur approximately $4.2 million for self-insured general and professional liability claims and $4.5 million for self-insured workers' compensation claims for a total of $8.7 million to be payable within 12 months; however, there are no set payment schedules and there can be no assurance that the payment amount in 2011 will not be significantly larger or smaller. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future general and professional liability or workers' compensation insurance will be available at a reasonable price and that we will not have to further increase our levels of self-insurance. For a detailed discussion of our general and professional liability and workers’ compensation reserve, see “Business — Insurance” in Part 1, Item 1 in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Inflation. We derive a substantial portion of our revenue from the Medicare program. We also derive revenue from state Medicaid and similar reimbursement programs. Payments under these programs generally provide for reimbursement levels that are adjusted for inflation annually based upon the state's fiscal year for the Medicaid programs and in each October for the Medicare program. However, there can be no assurance that these adjustments will continue in the future and, if received, will reflect the actual increase in our costs for providing healthcare services.
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
Global Market and Economic Conditions. Recent global market and economic conditions have been unprecedented and challenging with tight credit conditions and recession in most major economies expected to continue throughout the remainder of 2011 and possibly longer.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to borrowers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition. Although we recently were able to extend the maturity of our revolving loan commitments and maintain existing interest rate spreads on that Restated Credit Facility (see -”Principal Debt Obligations and Capital Expenditures” above), if these market conditions continue, they may impact our ability in the future to timely replace maturing liabilities, access the capital markets to meet liquidity needs, and service or refinance our 11.0% senior subordinated notes and our senior secured credit facilities, resulting in an adverse effect on our financial condition, including liquidity, capital resources and results of operations.
Recent Accounting Standards
See Item 1 of Part I, “Financial Statements — Note 2 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements.”
Off-Balance Sheet Arrangements
We have outstanding letters of credit of $4.4 million under our $100.0 million revolving credit facility as of March 31, 2011.

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
The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes of our debt that was outstanding as of March 31, 2011 (dollars in thousands):

	Twelve Months Ending March 31, (3)
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed-rate debt(1)	$3,089	$2,153	$2,162	$132,172 (4)	$183	$563	$140,322	$143,901
Average interest rate	5.2%	6.0%	6.0%	10.9%	6.0%	6.0%
Variable-rate debt(2)	$3,600	$3,600	$3,600	$3,600	$17,600	$338,400	$370,400	$370,400
Average interest rate(3)	5.3%	5.3%	6.1%	7.0%	7.6%	8.1%

(1)	Excludes unamortized original issue discount of $0.3 million on our 11.0% senior subordinated notes.

(2)	Excludes unamortized original issue discount of $2.3 million on our first lien senior secured term loan debt.

(3)	Based on implied forward three-month LIBOR rates in the yield curve as of March 31, 2011.

(4)	If the 11% senior subordinated notes remain outstanding on October 14, 2013, then the maturity date of the senior secured credit facility will be October 14, 2013.

For the three months ended March 31, 2011, there was no net loss recognized from converting from floating rate (one-month LIBOR) to fixed rate for a portion of the interest payments under our long-term debt obligations. As of March 31, 2011, there was $0.3 million of unrealized gains included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate hedge transactions as of March 31, 2011 (dollars in thousands):

Loan	Transaction Type	Notional Amount	Trade Date	Effective Date	Maturity/ Termination Date	Three months Ended March 31, 2011	Fair Value (Pre-tax)
First Lien	cap	$70,000	6/30/2010	7/2/2010	12/31/2011	$—	$—
First Lien	swap	$70,000	6/30/2010	1/1/2012	6/30/2013	$—	$(298)
						$—	$(298)

The fair value of interest rate swap and cap agreements designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. We evaluate the effectiveness of the cash flow hedge, in accordance with Financial Accounting Standards Board Accounting Standards Update ("FASB ASC") Topic 815, “Derivatives and Hedging,” on a quarterly basis. Should the hedge become ineffective, the change in fair value would be recognized in our consolidated statements of operations. Should the counterparty’s credit rating deteriorate to the point at which it would be likely that the counterparty would default, the hedge would then be ineffective.

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
Item 1A. Risk Factors
For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to Part II, Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2010, and our subsequent Quarterly Reports on Form 10-Q that have been filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information with respect to purchases of our Class A common stock made by us or on our behalf during the quarter ended March 31, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2011	—	$—	n/a	n/a
Feburary 1 - 28, 2011	53,984	$12.74	n/a	n/a
March 1 - 31, 2011	—	$—	n/a	n/a
Total:	53,984	$12.74	n/a	n/a

(1) Reflects shares forfeited to us upon the vesting of restricted stock granted to participants in our 2007 Incentive Award Plan, to satisfy applicable tax withholding obligations with respect to such vesting. We did not have any publicly announced plans or programs to purchase our Class A common stock in the quarter ended March 31, 2011.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Reserved
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

SKILLED HEALTHCARE GROUP, INC.

Date:	May 3, 2011	/s/ Devasis Ghose
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