Form 10-Q
period 2011-06-30
Skilled Healthcare Group, Inc.
filed 2011-08-01
CIK 1351051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 28, 2011.
Class A common stock, $0.001 par value – 21,082,370 shares
Class B common stock, $0.001 par value – 16,936,905 shares

Skilled Healthcare Group, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2011

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Skilled Healthcare Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,015	$4,192
Accounts receivable, less allowance for doubtful accounts of $17,602 and $17,710 at June 30, 2011 and December 31, 2010, respectively	104,233	98,777
Deferred income taxes	13,006	20,419
Prepaid expenses	5,712	9,618
Other current assets	10,744	15,819
Total current assets	148,710	148,825
Property and equipment, less accumulated depreciation of $84,431 and $76,017 at June 30, 2011 and December 31, 2010, respectively	370,284	387,322
Leased facility assets, less accumulated depreciation of $3,144 at June 30, 2011	11,009	—
Other assets:
Notes receivable	6,626	5,877
Deferred financing costs, net	11,514	13,165
Goodwill	332,724	332,724
Intangible assets, less accumulated amortization of $6,488 and $15,646 at June 30, 2011 and December 31, 2010, respectively	25,164	25,341
Other assets	32,984	31,036
Total other assets	409,012	408,143
Total assets	$939,015	$944,290
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$48,772	$50,898
Employee compensation and benefits	35,784	39,400
Current portion of long-term debt	6,588	5,742
Total current liabilities	91,144	96,040
Long-term liabilities:
Insurance liability risks	32,588	32,034
Deferred income taxes	10,579	8,431
Other long-term liabilities	16,446	15,984
Long-term debt, less current portion	486,639	514,221
Total liabilities	637,396	666,710
Stockholders’ equity:
Class A common stock, 175,000 shares authorized, $0.001 par value per share; 21,082 and 20,780 at June 30, 2011 and December 31, 2010, respectively	21	21
Class B common stock, 30,000 shares authorized, $0.001 par value per share; 16,936 and 16,994 at June 30, 2011 and December 31, 2010, respectively	17	17
Additional paid-in-capital	370,405	368,582
Accumulated deficit	(68,407)	(90,822)
Accumulated other comprehensive loss	(417)	(218)
Total stockholders’ equity	301,619	277,580
Total liabilities and stockholders’ equity	$939,015	$944,290
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Net patient service revenue	$214,801	$200,971	$437,379	$390,290
Leased facility revenue	746	—	746	—
	215,547	200,971	438,125	390,290
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	171,249	162,007	346,710	313,712
Rent cost of revenue	4,547	4,832	9,117	9,413
General and administrative	7,237	6,112	14,130	12,463
Depreciation and amortization	6,432	5,992	12,577	11,936
	189,465	178,943	382,534	347,524
Other income (expenses):
Interest expense	(9,662)	(9,164)	(19,608)	(16,448)
Interest income	208	196	383	424
Other (expense) income	(30)	583	(354)	579
Equity in earnings of joint venture	557	678	1,111	1,475
Debt retirement costs	—	(7,010)	—	(7,010)
Total other income (expenses), net	(8,927)	(14,717)	(18,468)	(20,980)
Income before provision for income taxes	17,155	7,311	37,123	21,786
Provision for income taxes	6,584	2,766	14,708	8,360
Net income	$10,571	$4,545	$22,415	$13,426
Earnings per share, basic:
Earnings per share	$0.28	$0.12	$0.60	$0.36
Earnings per share, diluted:
Earnings per share	$0.28	$0.12	$0.60	$0.36
Weighted-average common shares outstanding, basic	37,154	36,983	37,117	36,973
Weighted-average common shares outstanding, diluted	37,354	37,084	37,377	37,107
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net income	22,415	13,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,577	11,936
Provision for doubtful accounts	4,395	5,194
Non-cash stock-based compensation	2,187	1,222
Excess tax benefits from stock-based payment arrangements	(309)	—
Disposal of property and equipment	293	1,229
Amortization of deferred financing costs	1,651	2,144
Write-off of deferred financing costs	—	6,574
Deferred income taxes	10,117	1,536
Amortization of discount and accretion on debt	292	170
Changes in operating assets and liabilities:
Accounts receivable	(11,380)	(9,019)
Payments on notes receivable	1,886	1,893
Other current and non-current assets	8,205	(1,288)
Accounts payable and accrued liabilities	(2,267)	7,086
Employee compensation and benefits	(3,744)	583
Insurance liability risks	(1,097)	(2,610)
Other long-term liabilities	9	(1,495)
Net cash provided by operating activities	45,230	38,581
Cash Flows from Investing Activities
Additions to property and equipment	(6,223)	(18,392)
Acquisition of healthcare facilities and businesses	—	(45,380)
Acquisition of home health licenses	(350)	—
Proceeds from sale of property and equipment	400	—
Net cash used in investing activities	(6,173)	(63,772)
Cash Flows from Financing Activities
Borrowings under line of credit	66,500	102,500
Repayments under line of credit	(92,500)	(173,500)
Repayments of long-term debt and capital leases	(1,870)	(253,989)
Proceeds from issuance long-term debt	—	357,300
Additions to deferred financing costs	—	(10,421)
Exercise of stock options	26	—
Excess tax benefits from stock-based payment arrangements	309	—
Taxes paid related to net share settlement of equity awards	(699)	(70)
Net cash (used in) provided by financing activities	(28,234)	21,820
Increase (decrease) in cash and cash equivalents	10,823	(3,371)
Cash and cash equivalents at beginning of period	4,192	3,528
Cash and cash equivalents at end of period	$15,015	$157
The accompanying notes are an integral part of these unaudited condensed consolidated financial

	Six Months Ended June 30,
	2011	2010
Supplemental cash flow information
Cash paid for:
Interest expense, net of capitalized interest	$19,980	$10,027
Income taxes paid/refund, net	$778	$10,063
Non-cash activities:
Conversion of accounts receivable into notes receivable, net	$1,529	$2,403
Liabilities issued as purchase consideration for purchase of business	$—	$15,030
Insurance premium financed	$1,123	$1,100
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Description of Business

Current Business

Skilled Healthcare Group, Inc. (“Skilled”) is a holding company that owns subsidiaries that operate long-term care facilities and provide a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated wholly-owned subsidiaries are collectively referred to as the “Company.” As of June 30, 2011, the Company operated facilities in California, Iowa, Kansas, Missouri, Nebraska, Nevada, New Mexico and Texas, including 74 skilled nursing facilities (“SNFs”), which offer sub-acute care and rehabilitative and specialty healthcare skilled nursing care, and 22 assisted living facilities (“ALFs”), which provide room and board and social services. As of June 30, 2011, the Company leased five skilled nursing facilities in California to an unaffiliated third party operator. For a detailed discussion of the lease arrangements, see Note 7 - "Property and Equipment." In addition, the Company provides a variety of ancillary services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, as of June 30, 2011, the Company provided hospice care in Arizona, California, Idaho, Montana, Nevada and New Mexico. Additionally, as of June 30, 2011 the Company operated home health agencies in California, Nevada, Arizona, Idaho, and Montana. The Company also has an administrative service company that provides a full complement of administrative and consultative services that allows its facility operators, an unrelated facility operator, with whom the Company contracts, and the Company’s ancillary healthcare operators to better focus on delivery of healthcare services. The Company is also a member in a joint venture located in Texas that provides institutional pharmacy services, which currently serves eight of the Company’s SNFs and other facilities unaffiliated with the Company.

Recent Developments

On April 11, 2011, Skilled announced that its Board of Directors had engaged J.P. Morgan Securities LLC to assist the Company in exploring strategic alternatives to maximize stockholder value, including a potential sale of the Company's real estate assets or the whole company. However, there can be no assurance that the Board of Directors will ultimately conclude that a strategic transaction is in the best interests of Skilled or its stockholders, or that the exploratory process will result in a transaction being consummated. For additional discussion of the Company's recent developments, see Note 13 - "Subsequent Events."

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 (collectively, the “Interim Financial Statements”), are unaudited. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010, which are included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities Exchange Commission ("SEC"). Management believes that the Interim Financial Statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position and results of operations and cash flows in all material respects as of the dates and for the periods presented. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

differ from those estimates.

Information regarding the Company’s significant accounting policies is contained in Note 2 - “Summary of Significant Accounting Policies” in the Company’s 2010 Annual Report on Form 10-K filed with the SEC.

Notes Receivable

As of June 30, 2011 and December 31, 2010, notes receivable were approximately $9.5 million and $9.9 million, respectively, of which $2.9 million and $4.0 million was reflected as current assets as of June 30, 2011 and December 31, 2010, respectively, with the remaining balances reflected as long-term assets. Interest rates on these notes approximate market rates as of the date the notes were originated.

As of June 30, 2011, two customers of the Company's rehabilitation therapy services business (sometimes referred to herein as the "Hallmark Rehabilitation business") were responsible for $9.3 million, or 97.9% of the total notes receivable balance. These notes receivable as well as the trade receivables from these customers, plus one additional customer, are personally guaranteed by the principal owners of the customers. As of June 30, 2011, these three customers represented 55.8% of the net accounts receivable for the Company’s rehabilitation therapy services business. For the six months ended June 30, 2011, these three customers represented approximately 55.3% of the external revenue of the rehabilitation therapy services business. The remaining notes receivable of $0.2 million, or 2.1% of the notes receivable balance, are primarily past due accounts converted from accounts receivable to notes receivable.

The notes receivable allowance for uncollectibility as of June 30, 2011 and December 31, 2010 was $0.2 million.

Recent Accounting Pronouncements

In August 2010, the FASB issued Accounting Standards Update (ASU) No 2010-24, Health Care Entities (Topic 954), Presentation of Insurance Claims and Related Insurance Recoveries (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. The adoption of ASU 2010-24 became effective for the Company beginning January 1, 2011. As of June 30, 2011, the Company recorded $8.0 million and $6.6 million in insurance recovery receivables and a corresponding increase in insurance risk liability as of June 30, 2011 and December 31, 2010, respectively. The insurance recovery receivable is included in the Company’s Insurance Recoveries on the balance sheet, see Note 6, "Other Current Assets and Other Assets."
In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presenting in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 becomes effective for the Company's interim and annual periods beginning January 1, 2012. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements, as it only requires a change in the format of presentation.
In July 2011, the Emerging Issues Task Force (EITF) of the FASB reached a consensus that would require health care entities to separately present bad debt expense related to patient service revenue as a reduction of patient service revenue (net of contractual allowances and discounts) on the income statement for entities that do not assess a patient's ability to pay prior to rendering services.  Further, it was determined, net presentation of bad debt expense in revenue would only apply to bad debts that are not related to patient service revenue, to entities that do not provide services prior to assessing a patient's ability to pay, or to entities that recognize revenue only after deciding that collection is reasonably assured.  In addition, the final consensus requires health care entities to disclose information about the activity in the allowance for doubtful accounts, such as recoveries and write-offs, by using a mixture of qualitative and quantitative data.  It will also require disclosure of our policies for (i) assessing the timing and amount of uncollectible revenue recognized as bad debt expense; and (ii) assessing collectability in the timing and amount of revenue (net of contractual allowances and discounts.  The final consensus will be applied retrospectively effective for interim and annual periods beginning after December 15, 2011.

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
The following table sets forth the computation of basic and diluted earnings per share of Class A common stock and Class B common stock for the three and six months ended June 30, 2011 and 2010 (amounts in thousands, except per share data):

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010			Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Earnings per share, basic
Numerator:
Allocation of net income	$5,746	$4,825	$10,571	$2,456	$2,089	$4,545	$12,164	$10,251	$22,415	$7,252	$6,174	$13,426
Earnings per share, diluted
Numerator:
Allocation of net income	$5,772	$4,799	$10,571	$2,461	$2,084	$4,545	$12,236	$10,179	$22,415	$7,275	$6,151	$13,426
Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding, basic	20,197	16,957	37,154	19,982	17,001	36,983	20,143	16,974	37,117	19,972	17,001	36,973
Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	200	—	200	101	—	101	260	—	260	134	—	134
Adjusted weighted-average common shares outstanding, diluted	20,397	16,957	37,354	20,083	17,001	37,084	20,403	16,974	37,377	20,106	17,001	37,107
Earnings per share, basic:
Earnings per share	$0.28	$0.28	$0.28	$0.12	$0.12	$0.12	$0.60	$0.60	$0.60	$0.36	$0.36	$0.36
Earnings per share, diluted:
Earnings per share	$0.28	$0.28	$0.28	$0.12	$0.12	$0.12	$0.60	$0.60	$0.60	$0.36	$0.36	$0.36
The following were excluded from the weighted-average diluted shares computation for the six months ended June 30, 2011 and 2010, as their inclusion would have been anti-dilutive (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Options to purchase common shares	41	343	39	678
Non-vested common shares	350	86	67	2
Total excluded	391	429	106	680

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Business Segments
The Company has three reportable operating segments — (i) long-term care (“LTC”), which includes the operation of SNFs and ALFs, which is the most significant portion of the Company’s business, and the facility lease revenue from a third party operator: (ii) therapy services, which includes the Company’s rehabilitation therapy services business; and (iii) hospice and home health services, which includes the Company's hospice and home health businesses. The “other” category in the table below includes general and administrative items. The Company’s reporting segments are business units that offer different services, and that are managed differently due to the nature of the services provided.
At June 30, 2011, LTC services were primarily provided by 74 wholly-owned SNF operating companies that offer post-acute, rehabilitative and specialty skilled nursing care, as well as 22 wholly-owned ALF operating companies that provide room and board and social services. Therapy services include rehabilitative services such as physical, occupational and speech therapy provided in the Company’s facilities and in unaffiliated facilities. Hospice and home health services began providing care to patients in October 2004 and expanded in May 2010 as a result of the Company's acquisition of substantially all of the assets of five Medicare-certified hospice companies and four Medicare-certified home health companies (which is sometimes referred to herein as the "Hospice/Home Health Acquisition"). As a result of this acquisition, the Company began providing home health services, which entails direct home nursing and therapy services operations through licensed and Medicare-certified agencies.
The following table sets forth selected financial data consolidated by business segment (dollars in thousands):

	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Three months ended June 30, 2011
Net patient service revenue from external customers	$172,231	$23,703	$18,867	$—	$—	$214,801
Leased facility revenue	746	—	—	—	—	746
Intersegment revenue	501	16,045	—	—	(16,546)	—
Total revenue	$173,478	$39,748	$18,867	$—	$(16,546)	$215,547
Operating income (loss)	$25,413	$5,111	$2,979	$(7,421)	$—	$26,082
Interest expense, net of interest income						(9,454)
Other income						(30)
Equity in earnings of joint venture						557
Income before provision for income taxes						$17,155
Depreciation and amortization	$5,673	$106	$483	$170	$—	$6,432
Segment capital expenditures	$3,381	$88	$111	$76	$—	$3,656
Adjusted EBITDA	$31,496	$5,217	$3,574	$(6,334)	$—	$33,953
Adjusted EBITDAR	$35,795	$5,214	$3,810	$(6,319)	$—	$38,500
Three months ended June 30, 2010
Net patient service revenue from external customers	$170,012	$18,457	$12,502	$—	$—	$200,971
Intersegment revenue	325	16,667	—	—	(16,992)	—
Total revenue	$170,337	$35,124	$12,502	$—	$(16,992)	$200,971
Operating income (loss)	$21,374	$5,514	$1,534	$(6,394)	$—	$22,028
Interest expense, net of interest income						(8,968)
Other expense						583
Equity in earnings of joint venture						678
Debt retirement costs						$(7,010)
Income before provision for income taxes						$7,311
Depreciation and amortization	$5,577	$85	$71	$259	$—	$5,992
Segment capital expenditures	$8,001	$394	$—	$299	$—	$8,694

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Adjusted EBITDA	$26,951	$5,599	$2,077	$(5,529)	$—	$29,098
Adjusted EBITDAR	$31,473	$5,634	$2,329	$(5,506)	$—	$33,930
Six months ended June 30, 2011
Net patient service revenue from external customers	$354,555	$45,893	$36,931	$—	$—	$437,379
Leased facility revenue	746	—	—	—	—	746
Intersegment revenue	891	33,166	—	—	(34,057)	—
Total revenue	$356,192	$79,059	$36,931	$—	$(34,057)	$438,125
Operating income (loss)	$52,689	$11,070	$6,311	$(14,479)	$—	$55,591
Interest expense, net of interest income						(19,225)
Other income						(354)
Equity in earnings of joint venture						1,111
Income before provision for income taxes						$37,123
Depreciation and amortization	$11,366	$204	$686	$321	$—	$12,577
Segment capital expenditures	$5,449	$208	$338	$228	$—	$6,223
Adjusted EBITDA	$64,813	$11,274	$7,158	$(12,491)	$—	$70,754
Adjusted EBITDAR	$73,431	$11,274	$7,629	$(12,463)	$—	$79,871
Six months ended June 30, 2010
Net patient service revenue from external customers	$339,239	$35,464	15,587	$—	$—	$390,290
Intersegment revenue	688	33,452	—	—	(34,140)	—
Total revenue	$339,927	$68,916	15,587	$—	$(34,140)	$390,290
Operating income (loss)	$43,667	$10,629	1,512	$(13,042)	$—	$42,766
Interest expense, net of interest income						(16,024)
Other expense						579
Equity in earnings of joint venture						1,475
Debt retirement costs						$(7,010)
Income before provision for income taxes						$21,786
Depreciation and amortization	$11,096	$164	$141	$535	$—	$11,936
Segment capital expenditures	$17,663	$425	$—	$304	$—	$18,392
Adjusted EBITDA	$54,763	$10,793	$2,289	$(11,268)	$—	$56,577
Adjusted EBITDAR	$63,726	$10,897	$2,592	$(11,225)	$—	$65,990

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of Adjusted EBITDA and Adjusted EBITDAR to net income is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Adjusted EBITDAR	$38,500	$33,930	$79,871	$65,990
Rent cost of revenue	(4,547)	(4,832)	(9,117)	(9,413)
Adjusted EBITDA	33,953	29,098	70,754	56,577
Depreciation and amortization	(6,432)	(5,992)	(12,577)	(11,936)
Interest expense	(9,662)	(9,164)	(19,608)	(16,448)
Interest income	208	196	383	424
Gain/(loss) on disposal of property and equipment	(3)	583	(293)	579
Debt retirement costs	—	(7,010)	—	(7,010)
Acquisition costs	—	(400)	—	(400)
Expenses related to the exploration of strategic alternatives	(474)	—	(716)	—
Exit costs related to Northern California divestiture	(435)	—	(820)	—
Provision for income taxes	(6,584)	(2,766)	(14,708)	(8,360)
Net income	$10,571	$4,545	$22,415	$13,426
The following table presents the segment assets as of June 30, 2011 compared to December 31, 2010 (dollars in thousands):

	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Other	Total
June 30, 2011:
Segment total assets	$704,142	$81,783	75,838	$77,252	$939,015
Goodwill and intangibles included in total assets	$244,233	$50,993	62,662	$—	$357,888
December 31, 2010:
Segment total assets	$717,668	$81,863	76,950	$67,809	$944,290
Goodwill and intangibles included in total assets	$244,760	$50,993	62,312	$—	$358,065

5. Income Taxes
For the three months ended June 30, 2011 and 2010, the Company recognized income tax expense of $6.6 million and $2.8 million, respectively, which was primarily related to the Company's effective tax rate applied to the Company's income before provision for income taxes.
For the six months ended June 30, 2011 and 2010, the Company recognized income tax expense of $14.7 million and $8.4 million, respectively, which was primarily related to the Company's effective tax rate applied to the Company's income before provision for income taxes. The effective tax rate for the six months ended June 30, 2011 was above the Company's statutory rate primarily as a result of recording a $0.4 million valuation allowance against certain California Enterprise Zone Credit tax carryforwards in connection with the Company's leasing to a third party operator of five California skilled nursing facilities.
For the six months ended June 30, 2011, total unrecognized tax benefits, including penalties and interest, were not significant. As of June 30, 2011, no unrecognized tax benefits are anticipated to reverse within the 12-month rolling period ending June 30, 2012.

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

6. Other Current Assets and Other Assets

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other current assets consist of the following as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011	December 31, 2010
Current portion of notes receivable, net	$2,718	$3,824
Supplies inventory	2,804	2,809
Income tax refund receivable	5,142	9,074
Other current assets	80	112
	$10,744	$15,819
Other assets consist of the following at June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011	December 31, 2010
Equity investment in joint ventures	$5,403	$5,379
Restricted cash	14,679	14,502
Deposits and other assets	4,869	4,594
Insurance recoveries	8,033	6,561
	$32,984	$31,036

7. Property and Equipment

Property and equipment consisted of the following as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Land and land improvements	$64,064	$66,753
Buildings and leasehold improvements	315,015	321,726
Furniture and equipment	71,004	70,812
Construction in progress	4,632	4,048
	454,715	463,339
Less accumulated depreciation	(84,431)	(76,017)
	$370,284	$387,322

Leased facility assets consisted of the following as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Leased facility assets	14,153	—
Less accumulated depreciation	(3,144)	—
	11,009	—

The Company began leasing five skilled nursing facilities in California to an unaffiliated third party operator in April 2011 and signed a 10-year lease with two 10-year extension options.

8. Other Long-Term Liabilities
Other long-term liabilities consist of the following at June 30, 2011 and December 31, 2010 (dollars in thousands):

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30, 2011	December 31, 2010
Deferred rent	$6,648	$6,148
Other long-term tax liability	18	18
Asbestos abatement liability	3,938	3,871
Contingent consideration liability	5,800	5,350
Other noncurrent liabilities	42	597
	$16,446	$15,984

9. Commitments and Contingencies
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Skilled contributed the portion of its $1.0 million insurance retention that it had not incurred in legal fees ($0.5 million), and its insurance carriers contributed the balance of the $3.0 million. The District Court entered an order granting final approval of the settlement in January 2011.
BMFEA Matter
On April 15, 2009, two of Skilled's wholly-owned companies, Eureka Healthcare and Rehabilitation Center, LLC, which at the time operated Eureka Healthcare and Rehabilitation Center (the “Facility”), and Skilled Healthcare, LLC, the administrative services provider for the Facility, were served with a search warrant that relates to an investigation of the Facility by the California Attorney General's Bureau of Medi-Cal Fraud & Elder Abuse (“BMFEA”). The search warrant related to, among other things, records, property and information regarding certain enumerated patients of the Facility and covered the period from January 1, 2007 through the date of the search. The Facility represented less than 1% of the Company's revenue and less than 0.3% of its Adjusted EBITDA in 2010. Nevertheless, although the Company is unable to assess the potential exposure, any fines or penalties that may result from the BMFEA's investigation could be significant. Eureka Healthcare and Rehabilitation Center, LLC transferred its operations in April 2011 to an unaffiliated third party operator. The Company is committed to working cooperatively with the BMFEA on this matter.
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
Workers' Compensation. The Company has maintained workers' compensation insurance as statutorily required. Most of its commercial workers' compensation insurance purchased is loss sensitive in nature, except as noted below. As a result, the Company is responsible for adverse loss development. Additionally, the Company self-insures the first unaggregated $1.0 million per workers' compensation claim for all California, New Mexico and Nevada skilled nursing and assisted living businesses. The Company has elected not to carry workers' compensation insurance in Texas and it may be liable for negligence claims that are asserted against it by its Texas-based employees. The Company has purchased guaranteed cost policies for its Kansas, Missouri, Iowa and Nebraska skilled nursing and assisted living businesses, as well as all of its hospice and home health businesses. There are no deductibles associated with these programs. The Company recognizes a liability in its consolidated financial statements for its estimated self-insured workers' compensation risks. Historically, estimated liabilities have been sufficient to cover actual claims.
General and Professional Liability. The Company's services subject it to certain liability risks. Malpractice claims may be asserted against the Company if its services are alleged to have resulted in patient injury or other adverse effects. The Company has from time to time been subject to malpractice claims and other litigation in the ordinary course of business.
Effective September 1, 2008, the Company's California-based skilled nursing facility companies purchased individual general and professional liability insurance policies with a per occurrence and annual aggregate coverage limit of $1.0 million and $3.0 million, respectively, and an unaggregated $0.1 million per claim self-insured retention. These policies will expire in the third quarter of 2011. The Company is evaluating comparable replacement programs that it expects to implement upon the expiration of the current policies.
Effective September 1, 2008, the Company also had an excess liability policy with a $14.0 million per loss limit and an $18.0 million annual aggregate limit for losses arising from claims in excess of $1.1 million for the California skilled nursing facilities and in excess of $1.0 million for all other businesses. The policy will expire in the third quarter of 2011, and the Company is evaluating comparable replacement programs that it expects to implement upon the expiration of the current policy. The Company retains an unaggregated self-insured retention of $1.0 million per claim for all Texas, New Mexico, Iowa, Nebraska, Kansas, Missouri and Nevada businesses, and its California businesses other than skilled nursing facility companies. The Company also has a separate general and professional liability insurance policy, with a $1.0 million per loss limit, covering all of its hospice and home health businesses. The excess liability policy referenced above is also applicable to this policy.
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
A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of June 30, 2011							As of December 31, 2010
	General and Professional		Employee Medical		Workers’ Compensation		Total	General and Professional		Employee Medical		Workers’ Compensation		Total
Current	$4,343	(1)	$2,130	(2)	$4,446	(2)	$10,919	$4,037	(1)	$1,965	(2)	$4,484	(2)	$10,486
Non-current	20,859		—		11,729		32,588	20,124		—		11,910		32,034
	$25,202		$2,130		$16,175		$43,507	$24,161		$1,965		$16,394		$42,520

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.
Financial Guarantees
Substantially all Skilled’s wholly-owned subsidiaries guarantee the Company's 11.0% senior subordinated notes maturing on January 15, 2014 (which are sometimes referred to herein as the "2014 Notes"), the Company’s first lien senior secured term loan and the Company’s revolving credit facility. These guarantees are full and unconditional and joint and several. Other subsidiaries of Skilled that are not guarantors of the foregoing debt obligations are considered minor.

10. Stockholders’ Equity
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss refers to revenue, expenses, gains, and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive loss consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. Other comprehensive loss, net of tax, for the three and six months ended June 30, 2011, was $(0.2) million compared to less than $(0.1) million for the three and six months ended 2010, respectively.

2007 Incentive Award Plan
The fair value of the stock option grants for the six months ended June 30, 2011 and 2010 under FASB ASC Topic 718, “Compensation – Stock Compensation,” was estimated on the date of the grants using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2011	2010
Risk-free interest rate	2.80%	2.57%
Expected Life	6.25 years	6.25 years
Dividend yield	—%	—%
Volatility	50.00%	44.18%
Weighted-average fair value	$6.61	$2.81
There were no new stock options and 87,212 new stock options granted in the three months ended June 30, 2011 and 2010, respectively. There were 60,491 and 531,339 new stock options granted in the six months ended June 30, 2011 and 2010, respectively.
There were no options exercised during the three months ended June 30, 2011 and 2,770 options exercised during the six months ended June 30, 2011. As of June 30, 2011, there was $1.8 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 2.4 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations. There were no options exercised during the three and six months ended June 30, 2010.
The following table summarizes stock option activity during the six months ended June 30, 2011 under the Skilled Healthcare Group, Inc. Amended and Restated 2007 Incentive Award Plan:

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	998,578	$9.01
Granted	60,491	$12.87
Exercised	(2,770)	$10.04
Forfeited or cancelled	(11,000)	$15.89
Outstanding at June 30, 2011	1,045,299	$9.16	7.93	$1,805
Fully vested and expected to vest at June 30, 2011	1,011,926	$9.21	7.90	$1,724
Exercisable at June 30, 2011	445,573	$10.86	7.23	$451
Aggregate intrinsic value represents the value of Skilled’s closing stock price on the New York Stock Exchange on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.

Compensation related to stock option grants and stock awards included in general and administrative expenses was $0.7 million and $0.5 million for the three months ended June 30, 2011 and 2010. The amount of compensation included in general and administrative expenses was $1.3 million and $0.8 million for the six months ended June 30, 2011 and 2010. The amount of compensation included in cost of services was $0.5 million and $0.3 million for the three months ended June 30, 2011 and 2010. The amount of compensation included in cost of services was $0.8 million and $0.4 million for the six months ended June 30, 2011 and 2010.

11. Fair Value Measurements
Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table summarizes the valuation of the Company’s interest rate hedge transaction and contingent consideration as of June 30, 2011 by the FASB ASC Topic 820, “Fair Value Measurement and Disclosures,” fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate hedges	$—	$(640)	$—	$(640)
Contingent Consideration – acquisition	$—	$—	$5,800	$5,800
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
The interest rate swap is required to be measured at fair value on a recurring basis. The fair value of the interest rate swap agreement is determined by calculating the difference between the value of the discounted cash flows of the fixed interest rate of the interest rate swap and the counterparty's forward LIBOR curve, which is the input used in the valuation. The forward LIBOR curve is readily available in public markets or can be derived from information available in publicly quoted markets. Based on this valuation method, the Company has categorized the interest rate swap as Level 2. The Company confirmed that its valuation of the interest rate swap as was in agreement with the counterparty's valuation as of June 30, 2011.
 The change in fair value of interest rate hedge transactions designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations is reported in accumulated other comprehensive income.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On May 1, 2010, the Company completed the Hospice/Home Health Acquisition, acquiring substantially all of the assets of five Medicare-certified hospice companies and four Medicare-certified home health companies located in Arizona, Idaho, Montana and Nevada. As part of the purchase agreement, the purchase consideration included cash, promissory notes, contingent consideration, and deferred cash payments. The contingent consideration arrangement requires the Company to pay contingent payments should the acquired operations achieve certain financial targets based on EBITDA, as defined in the acquisition agreement, which was filed as an exhibit to the Company’s Report on Form 10-Q filed with the SEC on May 4, 2010. The contingent consideration is up to $7.0 million over a period of 5 years. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The contingent consideration was recorded at the date of acquisition in the amount of $4.9 million. As of June 30, 2011, the contingent consideration had a fair value of $5.8 million. This is included in the Company’s other non-current liabilities on the balance sheet, see Note 8, "Other Long-term Liabilities." The change in fair value related to the contingent consideration is included in the Company's depreciation and amortization on the statements of operations. There has been no change in the valuation technique of the contingent consideration from December 31, 2010 to June 30, 2011.
Below is a table listing the Level 3 rollforward as of June 30, 2011 (in thousands):

Level 3 Rollforward
Value at January 1, 2011	$5,350
Change in fair value	450
Value at June 30, 2011	5,800

 The change in fair value of interest rate hedge transactions designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations is reported in accumulated other comprehensive loss.

12. Debt

The Company’s long-term debt is summarized as follows (dollars in thousands):

	As of June 30, 2011	As of December 31, 2010
Revolving Credit Facility, interest rate comprised of LIBOR (subject to a 1.50% floor) plus 3.75% or 5.25% at June 30, 2011; collateralized by substantially all assets of the Company; amount due 2015	$—	$26,000
Term Loan, interest rate based on LIBOR (subject to a 1.50% floor) plus 3.75%, or 5.25% at June 30, 2011; net original issue discount of $2,140 and $2,365 at June 30, 2011 and December 31, 2010, respectively; collateralized by substantially all assets of the Company; amount due 2016	353,360	354,935
2014 Senior Subordinated Notes, interest rate 11.0%, with an original issue discount of $278 and $331 at June 30, 2011 and December 31, 2010, respectively, interest payable semiannually, principal due 2014	129,722	129,669
Notes payable, interest rate fixed at 6.5%, payable in monthly installments, collateralized by a first priority deed of trust, due December 2018	1,341	1,411
Hospice/Home Health Acquisition note, interest rate fixed at 6.00%, payable in annual installments	7,960	7,948
Insurance premiums financed	844	—
Total long-term debt	493,227	519,963
Less amounts due within one year	(6,588)	(5,742)
Long-term debt, net of current portion	$486,639	$514,221

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Term Loan and Revolving Loan

On April 9, 2010, the Company entered into an up to $360.0 million senior secured term loan and a $100.0 million revolving credit facility (“Restated Credit Agreement”) that amended and restated the senior secured term loan and revolving credit facility that were set to mature in June 2012. As of June 30, 2011, there was zero outstanding on the revolving credit facility. The credit arrangements provided under the Restated Credit Agreement are collectively referred to herein as the Company's senior secured credit facility.
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
Loans outstanding under the Restated Credit Agreement bear interest, at the Company's election, either at the prime rate plus an initial margin of 2.75% or the London Interbank Offered Rate (“LIBOR”) plus an initial margin of 3.75%. Under the terms of the Restated Credit Agreement there is a LIBOR floor of 1.50%. The Company has a 0.5% commitment fee on the unused portion of the revolving line of credit. The Company has the right to increase its borrowings under the senior secured credit facility up to an aggregate amount of $150 million provided that the Company is in compliance with the Restated Credit Agreement, that the additional debt would not cause any covenant violation of the Restated Credit Agreement, and that existing or new lenders within the Restated Credit Agreement or new lenders agree to increase their commitments. To reduce the risk related to interest rate fluctuations, the Restated Credit Agreement required the Company to enter into an interest rate swap, cap or similar agreement to effectively fix or cap the interest rate on 40% of its funded long-term debt.  The Company entered into two interest rate hedge transactions, as described in Note 11 - Fair Value Measurements, in order to comply with this requirement.
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

Senior Subordinated Notes

The senior subordinated notes "2014 Notes" were issued in December 2005 in the aggregate principal amount of $200.0 million, with an interest rate of 11.0% and a discount of $1.3 million. Interest is payable semiannually in January and July of each year. The 2014 Notes mature on January 15, 2014. The 2014 Notes are unsecured senior subordinated obligations and rank junior to all of the Company's existing and future senior indebtedness, including indebtedness under the Restated Credit Agreement. The 2014 Notes are guaranteed on a senior subordinated basis by certain of the Company's current and future subsidiaries.

On January 15, 2011, the Company became entitled to redeem all or a portion of the 2014 Notes upon not less than 30 nor more than 60 days notice, at a redemption price (expressed in percentages of principal amount on the redemption date) of 102.75% effective January 15, 2011 and 100.0% effective January 15, 2012.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. Subsequent Events

On July 1, 2011, a wholly-owned subsidiary of the Company acquired Altura Homecare & Rehab, which is a home health care agency serving the Albuquerque, New Mexico market.
On July 11, 2011, wholly-owned subsidiaries of the Company acquired the real property and related operations of Willow Creek Memory Care at San Martin in Las Vegas, Nevada, which is currently licensed for 62 memory care assisted living beds. The newly acquired facility now operates as Vintage Park at San Martin.
On July 29, 2011, the Centers for Medicare & Medicaid published its finally rule for skilled nursing reimbursement rates for its fiscal 2012 period, which will reduce reimbursement rates by 11.1%, for a more detailed discussion see "Item 2 - Management's Discussion and Analysis."

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
Business Overview
We are a holding company that owns subsidiaries that operate skilled nursing facilities, assisted living facilities, hospices, home health providers and a rehabilitation therapy business. We have an administrative service company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party facility operators with whom we contract to better focus on delivery of healthcare services. We currently have one such service agreement with an unrelated skilled nursing facility operator. These subsidiaries focus on providing high-quality care to our patients and have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of June 30, 2011, we owned or leased 74 skilled nursing facilities and 22 assisted living facilities, together comprising 10,456 licensed beds. We also lease five skilled nursing facilities in California to an unaffiliated third party operator. Our skilled nursing and assisted living facilities, approximately 76.2% of which we own, are located in California, Texas, Iowa, Kansas, Missouri, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. For the six months ended June 30, 2011, we generated approximately 77.7% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, hospice care and home health services.
Recent Developments
On April 11, 2011, we announced that our Board of Directors had engaged J.P. Morgan Securities LLC to assist us in exploring strategic alternatives to maximize stockholder value, including a potential sale of our real estate assets or the whole company. However, there can be no assurance that the Board of Directors will ultimately conclude that a strategic transaction is in the best interests of us or our stockholders, or that the exploratory process will result in a transaction being consummated. For additional discussion of our recent developments, see Item 1 of Part I, “Financial Statements - Note 13 - Subsequent Events.”

Industry Trends
Medicare and Medicaid Reimbursement
Rising healthcare costs due to a variety of factors, including an aging population and increasing life expectancies, has generated growing demand for post-acute healthcare services in recent years. In an effort to mitigate the cost of providing healthcare benefits, third party payors including Medicare, Medicaid, managed care providers, insurance companies and others have increasingly encouraged the treatment of patients in lower-cost care settings. As a result, in the recent years skilled nursing facilities with significantly lower cost structures than acute care hospitals and certain other post-acute care settings, have generally been serving larger populations of higher-acuity patients than in the past. However, Medicare and Medicaid reimbursement rates are subject to change from time to time and those changes could materially impact our revenue.

Revenue derived directly or indirectly from Medicare reimbursement has historically comprised a substantial portion of our consolidated revenue. Medicare reimburses our skilled nursing facilities under a prospective payment system (PPS) for certain inpatient covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group (RUG) category that is based upon each patient's acuity level. In October 2010, the number of RUG categories was expanded from 53 to 66 as part of the implementation of the RUGs IV system and the introduction of a revised and substantially expanded patient assessment tool called the minimum data set (MDS) version 3.0.

On July 29, 2011, the Centers for Medicare & Medicaid Services ("CMS") issued a final rule providing for, among other things, a net 11.1% reduction in PPS payments to skilled nursing facilities for CMS's fiscal year 2012 (which begins October 1, 2011) as compared to PPS payments in CMS's fiscal year 2011 (which ends September 30, 2011). The 11.1% reduction is on a net basis, after the application of a 2.7% market basket increase a 1.0% multi-factor productivity adjustment required by the Patient Protection and Affordable Care Act of 2010 ("PPACA"). The final CMS rule also adjusts the method by which group therapy is counted for reimbursement purposes, and changes the timing in which patients who are receiving therapy must be reassessed for purposes of determining their RUG category. We anticipate that, assuming other factors remain constant, CMS's reduced reimbursement rates and other changes effective for its fiscal year 2012 will have a significant and adverse effect on our financial condition and results of operations when compared to the periods in CMS's fiscal year 2011.

Should future changes in PPS include further reduced rates or increased standards for reaching certain reimbursement levels, our Medicare revenues derived from our skilled nursing facilities (including rehabilitation therapy services provided at our skilled nursing facilities) could be reduced, with a corresponding adverse impact on our financial condition or results of operation. Our rehabilitation therapy, hospice and home health care businesses are also to a large degree directly or indirectly dependent on (and therefore affected by changes in) Medicare and Medicaid reimbursement rates. For example, our rehabilitation therapy business may have difficulty increasing or maintaining the rates it has negotiated with third party nursing facilities in light of the reduced PPS reimbursement rates that will take effect on October 1, 2011 as discussed above.

We also derive a substantial portion of our consolidated revenue from Medicaid reimbursement, primarily through our skilled nursing business. Medicaid programs are administered by the applicable states and financed by both state and federal funds. Medicaid spending has increased rapidly in recent years, becoming an increasingly significant component of state budgets. This, combined with slower state revenue growth and other state budget demands, has led both the federal government and many states, including California and other states in which we operate, to institute measures aimed at controlling the growth of Medicaid spending (and in some instances reducing it).

Historically, adjustments to reimbursement under Medicare and Medicaid have had a significant effect on our revenue and results of operations. Recently enacted, pending and proposed legislation and administrative rulemaking at the federal and state levels could have similar effects on our business. Efforts to impose reduced reimbursement rates, greater discounts and more stringent cost controls by government and other payors are expected to continue for the foreseeable future and could adversely affect our business, financial condition and results of operations. Additionally, any delay or default by the federal or state governments in making Medicare and/or Medicaid reimbursement payments, due to a failure to raise the national debt ceiling or otherwise, could materially and adversely affect our business, financial condition and results of operations.

Federal Health Care Reform
In addition to the matters described above affecting Medicare and Medicaid participating providers, the PPACA enacted several reforms with respect to skilled nursing facilities, home health agencies and hospices, including payment measures to realize significant savings of federal and state funds by deterring and prosecuting fraud and abuse in both the Medicare and Medicaid programs. While many of the provisions of PPACA will not take effect for several years or are subject to further refinement through the promulgation of regulations, some key provisions of PPACA are presently effective.

•
Enhanced CMPs and Escrow Provisions. PPACA includes expanded civil monetary penalty (“CMP”) and related provisions applicable to all Medicare and Medicaid providers. CMS rules adopted to implement applicable provisions of PPACA also provide that assessed CMPs may be collected and placed in whole or in part into an escrow pending final disposition of the applicable administrative and judicial appeals processes. To the extent our facilities are assessed large CMPs that are collected and placed into an escrow account pending lengthy appeals, such actions could adversely affect our results of operations.

•
Nursing Home Transparency Requirements. In addition to expanded CMP provisions, PPACA imposes substantial new transparency requirements for Medicare-participating nursing facilities. In addition to previously required disclosures regarding a facility's owners, management and secured creditors, PPACA expanded the required disclosures to include information regarding the facility's organizational structure, additional information on officers, directors, trustees and

“managing employees” of the facility (including their names, titles, and start dates of services), and information regarding certain parties affiliated with the facility. The new transparency provisions could result in the potential for greater government scrutiny and oversight of the ownership and investment structure for skilled nursing facilities, as well as more extensive disclosure of entities and individuals that comprise part of skilled nursing facilities' ownership and management structure.

•
Face-to-Face Encounter Requirements. PPACA imposes new patient face-to-face encounter requirements on home health agencies and hospices to establish a patient's ongoing eligibility for Medicare home health services or hospice services, as applicable. A certifying physician or other designated health care professional must conduct the face-to-face encounters within specified timeframes, and failure of the face-to-face encounter to occur and be properly documented during the applicable timeframes could render the patient's care ineligible for reimbursement under Medicare.

•
Suspension of Payments During Pending Fraud Investigations. PPACA provides the federal government with expanded authority to suspend Medicare and Medicaid payment if a provider is investigated for allegations or issues of fraud. This suspension authority creates a new mechanism for the federal government to suspend both Medicare and Medicaid payments for allegations of fraud, independent of whether a state exercises its authority to suspend Medicaid payments pending a fraud investigation. To the extent the suspension of payments provision is applied to one of our facilities for allegations of fraud, such a suspension could adversely affect our results of operations.

•
Overpayment Reporting and Repayment; Expanded False Claims Act Liability. PPACA enacted several important changes that expand potential liability under the federal False Claims Act. Overpayments related to services provided to both Medicare and Medicaid beneficiaries must be reported and returned to the applicable payor within specified deadlines, or else they are considered obligations of provider for purposes of the federal False Claims Act. This new provision substantially tightens the repayment and reporting requirements generally associated with operations of health care providers to avoid False Claims Act exposure.

•
Home and Community Based Services. PPACA provides that, beginning in October 2011, states can provide home and community-based attendant services and supports through the Community First Choice State plan option. States choosing to provide home and community based services under this option must make them available to assist with activities of daily living, instrumental activities of daily living and health related tasks under a plan of care agreed upon by the individual and his/her representative. For states that elect to make coverage of home and community-based services available through the Community First Choice State plan option, the percentage of the state's Medicaid expenses paid by the federal government will increase by 6 percentage points. PPACA also included additional measures related to the expansion of community and home based services and authorized states to expand coverage of community and home-based services to individuals who would not otherwise be eligible for them. The expansion of home and community based services could reduce the demand for the long-term care and nursing services that we provide.

•
Health Care-Acquired Conditions. PPACA provides that the Secretary of Health and Human Services must prohibit payments to states for any amounts expended for providing medical assistance for certain medical conditions acquired during the patient's receipt of health care services. CMS issued a proposed rule to implement this provision of PPACA in the first quarter of 2011, and a final rule is expected in the third quarter of 2011.

The provisions of PPACA discussed above are examples of recently-enacted federal health reform provisions that we believe may have a material impact on the long-term care industry generally and on our business. However, the foregoing discussion is not intended to constitute, nor does it constitute, an exhaustive review and discussion of PPACA. It is possible that other provisions of PPACA may be interpreted, clarified, or applied to our facilities or operations in a way that could have a material adverse impact on the results of operations. Similar federal and/or state legislation that may be adopted in the future could have similar effects.
Revenue
Revenue by Service Offering

We operate our business in three reportable operating segments: (i) long-term care services, which includes the operation of skilled nursing and assisted living facilities and is the most significant portion of our business; (ii) therapy services, which includes our rehabilitation therapy services business; and (iii) hospice and home health services, which includes our hospice and home health businesses. Our reporting segments are business units that offer different services, and that are managed separately due to the nature of services provided.

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
The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2011		2010
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$165,203	76.7%	$163,609	81.4%	$1,594	1.0%
Assisted living facilities	6,737	3.2	6,173	3.1	564	9.1
Administration of third party facilities	291	0.1	230	0.1	61	26.5
Facility lease revenue	746	0.3	—	—	746	100.0
Total long-term care services	172,977	80.3	170,012	84.6	2,965	1.7
Therapy services:
Third-party rehabilitation therapy services	23,703	11.0	18,458	9.2	5,245	28.4
Total therapy services	23,703	11.0	18,458	9.2	5,245	28.4
Hospice & Home Health services:
Hospice	15,832	7.3	9,842	4.9	5,990	60.9
Home Health	3,035	1.4	2,659	1.3	376	14.1
Total hospice & home health services	18,867	8.7	12,501	6.2	6,366	50.9
Total	$215,547	100.0%	$200,971	100.0%	$14,576	7.3%

	Six Months Ended June 30,
	2011		2010
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$340,547	77.7%	$326,485	83.6%	$14,062	4.3%
Assisted living facilities	13,461	3.1	12,320	3.2	1,141	9.3
Administration of third party facilities	546	0.1	434	0.1	112	25.8
Facility lease revenue	746	0.2	—	—	746	100.0
Total long-term care services	355,300	81.1	339,239	86.9	16,061	4.7
Therapy services:
Third-party rehabilitation therapy services	45,893	10.5	35,464	9.1	10,429	29.4
Total therapy services	45,893	10.5	35,464	9.1	10,429	29.4
Hospice & Home Health services:
Hospice	30,159	6.9	12,928	3.3	17,231	133.3
Home Health	6,773	1.5	2,659	0.7	4,114	154.7
Total hospice & home health services	36,932	8.4	15,587	4.0	21,345	136.9
Total	$438,125	100.0%	$390,290	100.0%	$47,835	12.3%
Sources of Revenue
The following table sets forth revenue consolidated by state and revenue by state as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2011		2010
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$87,777	40.7%	$83,663	41.6%
Texas	46,521	21.6	47,244	23.5
New Mexico	22,697	10.5	21,416	10.7
Kansas	16,475	7.6	15,108	7.5
Missouri	15,583	7.2	14,067	7.0
Nevada	14,706	6.8	11,684	5.8
Montana	3,189	1.5	1,976	1.0
Iowa	2,683	1.2	2,390	1.2
Arizona	2,594	1.2	1,913	1.0
Idaho	2,250	1.0	1,484	0.7
Other	1,072	0.5	26	—
Total	$215,547	100.0%	$200,971	100.0%

	Six Months Ended June 30,
	2011		2010
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$182,730	41.7%	$166,007	42.5%
Texas	92,869	21.2	94,191	24.1
New Mexico	44,868	10.2	42,285	10.8
Kansas	34,332	7.8	29,875	7.7
Missouri	30,902	7.1	28,703	7.4
Nevada	29,425	6.7	19,424	5.0
Montana	6,064	1.4	1,976	0.5
Iowa	5,654	1.3	4,392	1.1
Arizona	5,487	1.3	1,913	0.5
Idaho	4,441	1.0	1,484	0.4
Other	1,353	0.3	40	—
Total	$438,125	100.0%	$390,290	100.0%
Long-Term Care Services Segment
Skilled Nursing Facilities. Within our skilled nursing facilities, we generate our revenue from Medicare, Medicaid, managed care providers, insurers, private pay and other sources. We believe that our skilled mix, which we define as the number of Medicare and non-Medicaid managed care patient days at our skilled nursing facilities divided by the total number of patient days at our skilled nursing facilities for any given period, is an important indicator of our success in attracting high-acuity patients because it represents the percentage of our patients who are reimbursed by Medicare and managed care payors, for whom we receive higher reimbursement rates. Most of our skilled nursing facilities include our Express RecoveryTM program. This program uses a dedicated unit within a skilled nursing facility to deliver a comprehensive rehabilitation and recovery regimen in accommodations uniquely designed to serve high-acuity patients.
The following table sets forth our Medicare, managed care, private pay/other and Medicaid patient days as a percentage of total patient days and the level of skilled mix for our skilled nursing facilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Medicare	15.5%	16.1%	15.9%	16.1%
Managed care	8.0	6.8	8.2	6.8
Skilled mix	23.5	22.9	24.1	22.9
Private pay and other	16.5	16.8	15.8	16.7
Medicaid	60.0	60.3	60.1	60.4
Total	100.0%	100.0%	100.0%	100.0%
Assisted Living Facilities. Within our assisted living facilities, which are mostly in Kansas, we generate our revenue primarily from private pay sources, with a small portion earned from Medicaid or other state specific programs.
Leased Facility Revenue. We lease five skilled nursing facilities in California to an unaffiliated third party operator. For a detailed discussion of the lease arrangement, see Note 7 - "Property and Equipment."
Therapy Services Segment
As of June 30, 2011, we provided rehabilitation therapy services to a total of 176 healthcare facilities, including 64 of our facilities, as compared to 164 facilities, including 68 of our facilities, as of June 30, 2010. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. The net increase of 12 facilities serviced was comprised of 14 new facilities serviced, net of 2 cancellations. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered.
Hospice and Home Health Services Segment

Hospice. As of June 30, 2011, we provided hospice care in Arizona, California, Idaho, Montana, Nevada, and New Mexico. We derive substantially all of the revenue from our hospice business from Medicare and managed care reimbursement.

Federal law imposes a Medicare payment cap on hospice service programs. We are managing the Medicare cap and its impact on our hospice business by actively managing our average length-of-stay on a market-by-market basis. A key component of this strategy is to analyze each hospice program’s mix of patients and referral sources to achieve an optimal balance of the types of patients and referral sources that we serve in each of our programs.

Home Health. We provided home health care in Arizona, Nevada, Idaho, Montana, and in California as of June 30, 2011. We derive substantially all of the revenue from our home health business from Medicare. Net service revenue is recorded under the Medicare payment program based on a 60-day episode payment rate that is subject to downward adjustment based on certain variables.
Regulatory and Other Governmental Actions Affecting Revenue

We derive a substantial portion of our revenue from government Medicare and Medicaid programs. In addition, our rehabilitation therapy services, for which we receive payment from private payors, is significantly dependent on Medicare and Medicaid funding, as those private payors are primarily funded by these programs. The following table summarizes the amount of revenue that we received from each of our payor classes by segment in the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2011					2010
	Long-term Care Services	Therapy Services	Hospice & Health Services	Total Revenue	Revenue Percentage	Long-term Care Services	Therapy Services	Hospice & Health Services	Total Revenue	Revenue Percentage
Medicare	$64,969	$—	$17,809	$82,778	38.4%	$62,847	$—	$11,536	$74,383	37.0%
Medicaid	61,215	—	275	61,490	28.5	63,091	—	220	63,311	31.5
Subtotal Medicare and Medicaid	126,184	—	18,084	144,268	66.9	125,938	—	11,756	137,694	68.5
Managed Care	20,489	—	108	20,597	9.6	17,925	—	91	18,016	9.0
Private pay and other	26,304	23,703	675	50,682	23.5	26,149	18,457	655	45,261	22.5
Total	$172,977	$23,703	$18,867	$215,547	100.0%	$170,012	$18,457	$12,502	$200,971	100.0%

	Six Months Ended June 30,
	2011					2010
	Long-term Care Services	Therapy Services	Hospice & Health Services	Total Revenue	Revenue Percentage	Long-term Care Services	Therapy Services	Hospice & Health Services	Total Revenue	Revenue Percentage
Medicare	$136,287	$—	$34,710	$170,997	39.0%	$125,648	$—	$14,429	$140,077	35.9%
Medicaid	125,037	—	484	125,521	28.6	125,760	—	276	126,036	32.3
Subtotal Medicare and Medicaid	261,324	—	35,194	296,518	67.6	251,408	—	14,705	266,113	68.2
Managed Care	42,491	—	299	42,790	9.8	36,163	—	91	36,254	9.3
Private pay and other	51,486	45,893	1,438	98,817	22.6	51,668	35,464	791	87,923	22.5
Total	$355,301	$45,893	$36,931	$438,125	100.0%	$339,239	$35,464	$15,587	$390,290	100.0%
Medicare. Medicare is a federal health insurance program for people age 65 or older, people under age 65 with certain disabilities, and people of all ages with End-Stage Renal Disease. Part A of the Medicare program includes hospital insurance that helps to cover hospital inpatient care and skilled nursing facility inpatient care under certain circumstances (e.g., up to 100 days of inpatient skilled nursing coverage following a 3-day qualifying hospital stay, and no custodial or long-term care). It also helps cover hospice care and some home health care. Skilled nursing facilities are paid on the basis of a prospective payment system, or PPS. The PPS payment rates are adjusted for case mix and geographic variation in wages and cover all costs of furnishing covered skilled nursing facilities services (routine, ancillary, and capital-related costs). The amount to be paid is determined by classifying each patient into a resource utilization group, or RUG, category, which is based upon each patient’s acuity level. CMS generally evaluates and adjusts payment rates on an annual basis.
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
Critical Accounting Estimates
Disclosure of our critical accounting estimates are more fully disclosed in our discussion and analysis of financial condition and results of operations in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Results of Operations
The following table summarizes some of our key performance indicators, along with other statistics, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Occupancy statistics (skilled nursing facilities):
Available beds in service at end of period	8,819	9,227	8,819	9,227
Available patient days	802,649	840,527	1,627,402	1,673,045
Actual patient days	662,220	701,608	1,353,028	1,399,149
Occupancy percentage	82.5%	83.5%	83.1%	83.6%
Average daily number of patients	7,277	7,710	7,475	7,730
Revenue per patient day (skilled nursing facilities prior to intercompany eliminations)
LTC only Medicare (Part A)	$572	$495	$575	$496
Medicare blended rate (Part A & B)	634	557	632	558
Managed care	383	375	387	378
Medicaid	154	149	154	149
Private and other	181	169	178	170
Weighted-average for all	$251	$234	$253	$234

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	79.4	80.6	79.1	80.4
Rent cost of revenue	2.1	2.4	2.1	2.4
General and administrative	3.4	3.0	3.2	3.2
Depreciation and amortization	3.0	3.0	2.9	3.1
	87.9	89.0	87.3	89.1
Other income (expenses):
Interest expense	(4.5)	(4.6)	(4.5)	(4.2)
Interest income	0.1	0.1	0.1	0.1
Other income (expense)	—	0.3	(0.1)	0.1
Equity in earnings of joint venture	0.3	0.3	0.3	0.4
Debt retirement costs	—	(3.5)	—	(1.8)
Total other income (expenses), net	(4.1)	(7.4)	(4.2)	(5.4)
Income from continuing operations before provision for income taxes	8.0	3.6	8.5	5.5
Provision for income taxes	3.1	1.4	3.4	2.1
Net income	4.9%	2.2%	5.1%	3.4%

EBITDA(1)	15.3%	11.1%	15.7%	12.7%
Adjusted EBITDA(1)	15.8%	14.5%	16.1%	14.5%
EBITDAR (2)	17.4%	13.5%	17.8%	15.2%
Adjusted EBITDAR(2)	17.9%	16.9%	18.2%	16.9%
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Reconciliation from net income to EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR (in thousands):
Net Income	$10,571	$4,545	$22,415	$13,426
Interest expense, net of interest income	9,454	8,968	19,225	16,024
Provision for income taxes	6,584	2,766	14,708	8,360
Depreciation and amortization expense	6,432	5,992	12,577	11,936
EBITDA	33,041	22,271	68,925	49,746
Rent cost of revenue	4,547	4,832	9,117	9,413
EBITDAR	37,588	27,103	78,042	59,159
EBITDA	33,041	22,271	68,925	49,746
Gain/(loss) on disposal of property and equipment	3	(583)	293	(579)
Debt retirement costs	—	7,010	—	7,010
Acquisition costs	—	400	—	400
Expenses related to the exploration of strategic alternatives	474	—	716	—
Exit costs related to Northern California divestiture	435	—	820	—
Adjusted EBITDA	33,953	29,098	70,754	56,577
Rent cost of revenue	4,547	4,832	9,117	9,413
Adjusted EBITDAR	$38,500	$33,930	$79,871	$65,990

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

(2)
We define EBITDAR as net income before depreciation, amortization, interest expense (net of interest income), the provision for income taxes and rent cost of revenue. EBITDAR margin is EBITDAR as a percentage of revenue. Adjusted EBITDAR is EBITDAR adjusted for the Adjusted EBITDA items listed above (each to the extent applicable in the appropriate period.)

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

Management, including facility based managers, uses EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR to assess the performance of our core business operations, to prepare operating budgets and to measure our performance against those budgets on a consolidated and segment level. Segment management uses these metrics to measure performance on a facility-by-facility level. We typically use Adjusted EBITDA and Adjusted EBITDAR for these purposes on a consolidated basis as the adjustments to EBITDA and EBITDAR are not generally allocable to any individual business unit and we typically use EBITDA and EBITDAR to compare the operating performance of each skilled nursing and assisted living facility, as well as to assess the performance of our operating segments. EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR are useful in this regard because they do not include such costs as interest expense (net of interest income), income taxes, depreciation and amortization expense, rent cost of revenue (in the case of EBITDAR and Adjusted EBITDAR) and special charges, which may vary from business unit to business unit and period-to-period depending upon various factors, including the method used to finance the business, the amount of debt that we have determined to incur, whether a facility is owned or leased, the date of acquisition of a facility or business, the original purchase price of a facility or business unit or the tax law of the state in which a business unit operates. These types of charges are dependent on factors unrelated to the underlying business unit performance. As a result, we believe that the use of EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR provides a meaningful and consistent comparison of our underlying businesses and facilities between periods by eliminating certain items required by U.S. GAAP which have little or no significance to their day-to-day operations.

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

We compensate for these limitations by using EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR only to supplement net income on a basis prepared in conformance with U. S. GAAP in order to provide a more complete understanding of the factors and trends affecting our business. We strongly encourage investors to consider net income determined under U.S. GAAP as compared to EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR, and to perform their own analysis, as appropriate.
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Revenue. Revenue increased $14.5 million, or 7.3%, to $215.5 million in the three months ended June 30, 2011 from $201.0 million in the three months ended June 30, 2010.
Long term care services

	Three Months Ended June 30,
	2011		2010		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$165.2	76.7%	$163.6	81.4%	$1.6	1.0%
Assisted living facilities	6.7	3.2	6.2	3.1	0.6	9.1
Administration of third party facilities	0.3	0.1	0.2	0.1	0.1	26.5
Leased facility revenue	0.7	0.3	$—	—	0.7	100.0
Total long-term care services	$173.0	80.3%	$170.0	84.6%	$3.0	1.7%
Skilled nursing facilities revenue increased $1.6 million in the second quarter of 2011 as compared to the second quarter of 2010. Revenue increased $8.7 million for skilled nursing facilities operated for all of the three months ended June 30, 2011 and 2011, of which $11.1 million was due to a higher weighted average per patient day rate, offset by a $2.2 million decrease due to a decline in occupancy rates, which occurred primarily at our Texas facilities. Additionally, revenue increased $2.2 million from the opening of the Fort Worth Center of Rehabilitation in June 2010 and $0.8 million due to the acquisition of the Rehabilitation Center of Omaha in April 2011, offset by a decrease of $2.6 million of revenue due to the sale of Westside Campus of Care in December 2010 and a decrease of $7.5 million of revenue due to the transfer of operations of five skilled nursing facilities in northern California to an unaffiliated third party operator in April 2011. The reduction in revenue related to the transfer of operations of the five skilled nursing facilities was $6.8 million net of the $0.7 million of lease revenue. Our revenue related to the administration of third party facilities remained consistent in the three months ended June 30, 2011 and 2010. Skilled mix increased to 23.5% in the three months ended June 30, 2011 from 22.9% in the three months ended June 30, 2010. Our average daily Part A Medicare rate increased 15.6% to $572 in the three months ended June 30, 2011 from $495 in the three months ended June 30, 2010, primarily due to the October 2010 implementation of RUGs IV. Our average daily Medicaid rate increased 3.4% to $154 in the three months ended June 30, 2011 from $149 per day in the three months ended June 30, 2010, primarily due to increased Medicaid rates in Kansas, Texas, Nevada and Missouri. We expect overall Medicaid rates for the states we operate in to stay flat for the states' fiscal 2012 as compared to fiscal 2011. While same store admission volume has increased, we have experienced a decrease in our patients' average length of stay. We believe this to be attributed to acuity and the economic factors affecting our business and the additional options patients have to return home. We traditionally see the second quarter as the most challenging period for occupancy. Revenue at our assisted living facilities increased to $6.7 million in the three months ended June 30, 2011 from $6.2 million in the three months ended June 30, 2010. Our revenue related to the administration of third party facilities remained consistent in the three months ended June 30, 2011 and 2010.
Therapy services

	Three Months Ended June 30,
	2011		2010		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$39.7	18.4%	$35.1	17.5%	$4.6	13.1%
Intersegment elimination of services related to affiliated entities	(16.0)	(7.4)	(16.6)	(8.3)	0.6	(3.6)
Total therapy services	$23.7	11.0%	$18.5	9.2%	$5.2	28.4%
Rehabilitation therapy services revenue increased $4.6 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily as a result of the addition of 14 new third party contracts added since the second quarter of 2010.
Hospice & Home Health services

	Three Months Ended June 30,
	2011		2010		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$15.8	7.3%	$9.8	4.9%	$6.0	60.9%
Home Health	3.0	1.4	2.7	1.3	0.4	14.1
Total hospice & home health services	$18.9	8.7%	$12.5	6.2%	$6.4	50.9%

Hospice and home health services revenue increased in the second quarter of 2011 as compared to the second quarter of 2010, as a result of our completion of the Hospice/Home Health Acquisition in May 2010 and from an increase in the average daily census of our hospice businesses, which increased from 694 for the three months ended June 30, 2010 to 1,085 for the three months ended June 30, 2011.
Cost of Services Expenses. Cost of services expenses increased $9.2 million, or 5.7%, to $171.2 million, or 79.4% of revenue, in the three months ended June 30, 2011, from $162.0 million, or 80.6% of revenue, in the three months ended June 30, 2010.

Long term care services

	Three Months Ended June 30,
	2011		2010		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$126.8	76.8%	$128.7	78.6%	$(1.9)	(1.4)%
Assisted living facilities	4.8	70.5	4.4	72.0	0.4	9.1
Regional operations support	6.5	n/a	5.6	n/a	0.9	16.6
Total long-term care services	$138.1	79.8%	$138.7	81.6%	$(0.6)	(0.5)%

Cost of services expenses at our skilled nursing facilities decreased $1.9 million in the second quarter of 2011 as compared to the second quarter of 2010. This decrease was due to a decrease of $7.8 million of expenses related to the transfer of operations of five skilled nursing facilities in northern California to an unaffiliated third party operator in April 2011 and the sale of Westside Campus of Care in December 2010, offset by an increase of $1.6 million of expenses due to the opening of the Fort Worth Center of Rehabilitation in June 2010, a $0.7 million increase due to the acquisition of the Rehabilitation Center of Omaha in April 2011, and a $3.6 million increase in operating costs at facilities acquired or developed prior to April 1, 2010. This $3.6 million increase resulted from an increase in operating costs of $7.79 per patient day ("PPD"), or 4.2%, to $191.16 PPD in the three months ended June 30, 2011 from $183.37 for the three months ended June 30, 2010. These additional operating costs resulted from a $2.2 million increase in labor costs, which represented an increase of $4.70, or 4.5%, on a PPD basis. Additionally, the increase in operating costs resulted from a $1.0 million increase in taxes and licenses and a $0.5 million increase in expenses related to food and supplies. Cost of services expenses at our assisted living facilities increased $0.4 million in the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Therapy services

	Three Months Ended June 30,
	2011			`	2010			Increase/(Decrease)
	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue		Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

								Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$39.7	$34.5	86.9%		$35.1	$29.5	84.0%	$5.0	17.1%
Total therapy services	$39.7	$34.5	86.9%		$35.1	$29.5	84.0%	$5.0	17.1%

Rehabilitation therapy costs as a percentage of revenue increased in the three months ended June 30, 2011, as compared to the same period in 2010 primarily due to the elimination of concurrent therapy, which has resulted in a requirement for more treatment time by licensed therapists. This, along with the loss of the ability to utilize rehabilitation aides to provide supervised treatments, has created an increase in the demand for therapists which has increased labor costs. As a result, labor and benefit costs per minute of service have increased more than revenue per minute of service. The change in methodology for counting concurrent therapy has created a more challenging operating environment to maintain productivity for the three months ended June 30, 2011 as compared to the prior year. The negative impact to productivity from the concurrent therapy change was partially offset by rate increases and increasing group therapy treatments and an increase in volumes at both affiliated and non-affiliated facilities. CMS rulemaking effective for its fiscal year 2012 (beginning October 1, 2011) will likely reduce or eliminate many of the financial incentives for providing group therapy treatments that were applicable for its fiscal year 2011, without necessarily mitigating the increased costs associated with therapy rules adopted for its fiscal year 2011.

Hospice and home health services

	Three Months Ended June 30,
	2011		2010		Increase/(Decrease)
	Cost of Service Dollars	Percentage of Revenue	Cost of Service Dollars	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Hospice	$11.9	74.9%	$8.4	85.4%	$3.5	41.1%
Home Health	3.3	109.2	2.2	84.1	1.1	48.2
Total hospice & home health services	$15.2	80.5%	$10.6	85.2%	$4.5	42.6%

The increase in hospice and home health cost of services was primarily a result of our completion of the Hospice/Home Health Acquisition in May 2010. Cost of services as a percentage of revenue improved as the acquired hospice companies have higher operating margins than our legacy hospice operations.
Rent cost of revenue. Rent cost of revenue decreased $0.3 million, or 5.9%, to $4.5 million, or 2.1% of revenue, in the three months ended June 30, 2011 from $4.8 million, or 2.4% of revenue, in the three months ended June 30, 2010. The decrease is primarily related to the purchase of two previously leased facilities in December 2010.
General and Administrative Services Expenses. Our general and administrative services expenses increased $1.1 million, or 18.4%, to $7.2 million, or 3.4% of revenue, in the three months ended June 30, 2011 from $6.1 million, or 3.0% of revenue, in the three months ended June 30, 2010. The increase is primarily related to a $0.6 million increase of compensation costs and $0.5 million of professional fees and other expenses related to the exploration of strategic alternatives.

Depreciation and Amortization. Depreciation and amortization increased by $0.4 million, or 7.3%, to $6.4 million in the three months ended June 30, 2011 from $6.0 million in the three months ended June 30, 2010. This increase is primarily a result of the change in fair value related to the contingent consideration due in connection with the Hospice/Home Health Acquisition in May 2010, discussed in Note 11, "Fair Value Measurements." Additionally, there was an increase in depreciation and amortization related to the opening of the Fort Worth Center of Rehabilitation skilled nursing facility in June 2010.
Interest Expense. Interest expense increased by $0.5 million, or 5.4%, to $9.7 million in the three months ended June 30, 2011 from $9.2 million in the three months ended June 30, 2010. The increase in our interest expense was primarily due to a higher "all-in" interest rate. The "all-in" interest rate inclusive of deferred financing fee amortization for the three months ended June 30, 2011 was 7.7% compared to 7.4% for the three months ended June 30, 2010. Average debt outstanding for the three months ended June 30, 2011 was $500.2 million, as compared to $495.4 for the three months ended June 30, 2010.
Interest Income. Interest income remained consistent at $0.2 million for the three months ended June 30, 2011 and 2010.
Equity in Earnings of Joint Venture. Equity earnings of our pharmacy joint venture decreased $0.1 million, or 17.8%, to $0.6 million in the three months ended June 30, 2011 from $0.7 million in the three months ended June 30, 2010.
Debt Retirement Cost. Debt Retirement Cost for the three months ended June 30, 2010 represented the expensing of new and existing deferred financing fees of $6.6 million and $0.4 million of costs associated with the early termination costs of two interest swaps in April 2010, which were incompatible with the refinanced credit facility.
Provision for Income Taxes. Tax expense was $6.6 million, or 38.4% of pre-tax earnings, for the three months ended June 30, 2011, as compared to tax expense of $2.8 million, or 37.8% of pre-tax earnings, for the three months ended June 30, 2010. The change in effective tax rate for the three months ended June 30, 2011 compared to the three month ended June 30, 2010 was primarily due to a higher utilization of state tax credits for the three months ended June 30, 2010.
Income before provision for income taxes. Income before provision of incomes taxes increased by $9.8 million to $17.2 million in the three months ended June 30, 2011 from $7.3 million in the three months ended June 30, 2010. The $9.8 million increase was related primarily to the $14.5 million increase in revenue and the $7.0 million decrease in debt retirement costs, offset by a $9.2 million increase in costs of services, a $0.5 million increase in interest expense, a $1.1 million increase in general and administrative expenses, and a $0.4 million increase in depreciation and amortization expense, all discussed above.
EBITDA. EBITDA increased by $10.7 million to $33.0 million in the three months ended June 30, 2011 from $22.3 million in the three months ended June 30, 2010. The $10.7 million increase was primarily related to the $14.5 million increase in revenue and the $7.0 million decrease in debt retirement costs, offset by a $9.2 million increase in cost of services expense, all discussed above.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Revenue. Revenue increased $47.8 million, or 12.3%, to $438.1 million in the six months ended June 30, 2011 from $390.3 million in the six months ended June 30, 2010.
Long term care services

	Six Months Ended June 30,
	2011		2010		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$340.5	77.7%	$326.5	83.6%	$14.1	4.3%
Assisted living facilities	13.5	3.1	12.3	3.2	1.2	9.3
Administration of third party facilities	0.5	0.1	0.4	0.1	0.1	25.8
Leased facility revenue	0.7	0.2	—	—	0.7	100.0
Total long-term care services	$355.3	81.1%	$339.2	86.9%	$16.1	4.7%
Skilled nursing facilities increased $14.1 million increase in skilled nursing facilities revenue in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Revenue increased $20.6 million for skilled nursing facilities operated for all of the six months ended June 30, 2010 and 2011, of which $23.4 million was due to a higher weighted average PPD rate, offset by a $2.6 million decrease due to a decline in occupancy rates, which occurred primarily at our Texas facilities. Additionally, $4.4 million resulted from the opening of the Fort Worth Center of Rehabilitation in June 2010 and $0.8 million was due to the acquisition of the Rehabilitation Center of Omaha in April 2011, offset by a decrease of $5.3 million of revenue due to the sale of Westside Campus of Care in December 2010 and a decrease of $6.4 million of revenue due to the transfer of operations of five skilled nursing facilities in northern California to an unaffiliated third party operator in April 2011. The reduction in revenue related to the transfer of operations of the five skilled nursing facilities was $5.7 million net of the $0.7 million of lease revenue. Skilled mix increased to 24.1% in the six months ended June 30, 2011 from 22.9% in the six months ended June 30, 2010. Our average daily Part A Medicare rate increased 15.9% to $575 in the three months ended June 30, 2011 from $496 in the six months ended June 30, 2010, primarily due to the October 2010 implementation of RUGs IV. Our average daily Medicaid rate increased 3.4% to $154 in the six months ended June 30, 2011 from $149 per day in the six months ended June 30, 2010, primarily due to increased Medicaid rates in Kansas, Texas, Nevada and Missouri. We expect overall Medicaid rates for the states we operate in to stay flat for the states' fiscal 2012 as compared to fiscal 2011. While same store admission volume has increased, we have experienced a decrease in our patients' average length of stay. We believe this to be attributed to acuity and the economic factors affecting our business and the additional options patients have to return home. We traditionally see the second quarter as the most challenging period for occupancy. Revenue at our assisted living facilities increased to $13.5 million in the six months ended June 30, 2011 from $12.3 million in the six months ended June 30, 2010. Our revenue related to the administration of third party facilities remained consistent in the six months ended June 30, 2011 and 2010.
Therapy services

	Six Months Ended June 30,
	2011		2010		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$79.1	18.0%	$68.9	17.7%	$10.2	14.8%
Intersegment elimination services related to affiliated entities	(33.2)	(7.5)	(33.4)	(8.6)	0.2	0.6
Total therapy services	$45.9	10.5%	$35.5	9.1%	$10.4	29.3%
Rehabilitation therapy services revenue increased $10.2 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily as a result of the addition of 14 new third party contracts added since the second quarter of 2010.
Hospice & Home Health services

	Six Months Ended June 30,
	2011		2010		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$30.2	6.9%	$12.9	3.3%	$17.2	133.3%
Home Health	6.8	1.5	2.7	0.7	4.1	154.7
Total hospice & home health services	$36.9	8.4%	$15.6	4.0%	$21.3	136.9%

Hospice and home health services revenue increased in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, as a result of our completion of the Hospice/Home Health Acquisition in May 2010 and from an increase in the average daily census of our hospice businesses, which increased from 457 for the six months ended June 30, 2010 to 1,039 for the six months ended June 30, 2011.
Cost of Services Expenses. Cost of services expenses increased $33.0 million, or 10.5%, to $346.7 million, or 79.1% of revenue, in the six months ended June 30, 2011, from $313.7 million, or 80.4% of revenue, in the six months ended June 30, 2010.

Long-term care services

	Six Months Ended June 30,
	2011		2010		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$261.1	76.7%	$256.0	78.4%	$5.1	2.0%
Assisted living facilities	9.6	71.0	8.7	70.9	0.9	9.8
Regional operations support	12.8	n/a	11.2	n/a	1.6	14.4
Total long-term care services	$283.5	79.8%	$275.9	81.3%	$7.6	2.8%
Cost of services expenses at our skilled nursing facilities increased $5.1 million in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This increase was due to $3.5 million of additional expenses related to the Fort Worth Center of Rehabilitation which opened June 2010, $0.7 million of additional expenses due to the acquisition of the Rehabilitation Center of Omaha in April 2011, and $9.8 million of additional expenses from operating costs increasing at facilities acquired or developed prior to January 1, 2010. This $9.8 million increase resulted from an increase in operating costs of $8.67 PPD, or 4.7%, to $191.62 PPD in the six months ended June 30, 2011 from $182.94 for the six months ended June 30, 2010. The increase in cost of services expenses was offset by a decrease of $8.9 million of expenses due to the sale of Westside Campus of Care facility in December 2010 and the transfer of operations of five skilled nursing facilities in northern California to an unaffiliated third party operator in April 2011. The $9.8 million increase in operating costs resulted from a $4.6 million increase in labor costs, which represented an increase of $4.35, or 4.2%, on a PPD basis. Additionally, the increase in operating costs resulted from a $2.6 million increase in taxes and licenses, $0.6 million increase in expenses related to rehab/ancillaries, $1.2 million increase in expenses related to food and supplies, $0.5 million in expenses related to purchase services and $0.4 million increase in expenses related to bad debt, offset by a decrease in other operating expenses of $0.1 million. Cost of services expenses at our assisted living facilities increased $0.9 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Therapy services

	Six Months Ended June 30,
	2011			`	2010			Increase/(Decrease)
	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue		Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

								Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$79.1	$67.8	85.7%		$68.9	$58.0	84.2%	$9.8	16.8%
Total therapy services	$79.1	$67.8	85.7%		$68.9	$58.0	84.2%	$9.8	16.8%
Rehabilitation therapy costs as a percentage of revenue increased from 84.2% to 85.7% in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to the elimination of concurrent therapy, which has resulted in a requirement for more treatment time by licensed therapists. This, along with the loss of the ability to utilize rehabilitation aides to provide supervised treatments, has created an increase in the demand for therapists which has increased labor costs. As a result, labor and benefit costs per minute of service have increased more than revenue per minute of service. The change in methodology for counting concurrent therapy has created a more challenging operating environment to maintain productivity for the six months ended June 30, 2011 as compared to the prior year. The negative impact to productivity from the concurrent therapy change was partially offset by rate increases and increasing group therapy treatments and an increase in volumes at both affiliated and non-affiliated facilities. CMS rulemaking effective for its fiscal year 2012 (beginning October 1, 2011) will likely reduce or eliminate many of the financial incentives for providing group therapy treatments that were applicable for its fiscal year 2011, without necessarily mitigating the increased costs associated with therapy rules adopted for its fiscal year 2011.

Hospice and home health services

	Six Months Ended June 30,
	2011		2010		Increase/(Decrease)
	Cost of Service Dollars	Percentage of Revenue	Cost of Service Dollars	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Hospice	$22.8	75.6%	$11.4	88.1%	$11.4	100.1%
Home Health	6.6	98.3	2.2	84.1	4.4	197.1
Total hospice & home health services	$29.4	79.7%	$13.6	87.5%	$15.8	116.0%

The increase in hospice and home health cost of services was primarily a result of our completion of the Hospice/Home Health Acquisition in May 2010. Cost of services as a percentage of revenue improved as the acquired hospice companies have higher operating margins then our legacy hospice operations, as well as from improved census in our legacy operations, which leverages fixed overhead costs.
Rent cost of revenue. Rent cost of revenue decreased $0.3 million, or 3.1%, to $9.1 million, or 2.1% of revenue, in the six months ended June 30, 2011 from $9.4 million, or 2.4% of revenue, in the six months ended June 30, 2010. The decrease is primarily related to the purchase of two previously leased facilities in December 2010.
General and Administrative Services Expenses. Our general and administrative services expenses increased $1.6 million, or 13.4%, to $14.1 million, or 3.2% of revenue, in the six months ended June 30, 2011 from $12.5 million, or 3.2% of revenue, in the six months ended June 30, 2010. The increase is primarily related to a $0.9 million increase of compensation costs and $0.7 million of professional fees and other expenses related to the exploration of strategic alternatives.

Depreciation and Amortization. Depreciation and amortization increased by $0.6 million, or 5.4%, to $12.6 million, or 2.9% of revenue, in the six months ended June 30, 2011 from $11.9 million, or 3.1% of revenue, in the six months ended June 30, 2010. This increase is primarily a result of the change in fair value related to the contingent consideration due to the Hospice/Home Health Acquisition in May 2010, discussed in Note 11, "Fair Value Measurements." Additionally, there was an increase in depreciation and amortization related to the opening of the Fort Worth Center of Rehabilitation skilled nursing facility in June 2010.
Interest Expense. Interest expense increased by $3.2 million, or 19.2%, to $19.6 million in the six months ended June 30, 2011 from $16.4 million in the six months ended June 30, 2010. The increase in our interest expense was primarily due to a higher "all-in" interest rate. The "all-in" interest rate inclusive of deferred financing fee amortization for the six months ended June 30, 2011 was 7.66% compared to 6.94% for the six months ended June 30, 2010. Average debt outstanding for the six months ended June 30, 2011 was $512.2 million as compared to $479.7 for the six months ended June 30, 2010.
Interest Income. Interest income was $0.4 million for the six months ended June 30, 2011 and 2010.
Equity in Earnings of Joint Venture. Equity earnings of our pharmacy joint venture decreased $0.4 million , or 24.7%, to $1.1 million in the six months ended June 30, 2011 from $1.5 million in the six months ended June 30, 2010, primarily due to the decrease in number of facilities serviced by our pharmacy joint venture.
Debt Retirement Cost. Debt Retirement Cost for the six months ended June 30, 2010 represented the expensing of new and existing deferred financing fees of $6.6 million and $0.4 million of costs associated with the early termination costs of two interest swaps in April 2010, which were incompatible with the refinanced credit facility.
Provision for Income Taxes. Tax expense was $14.7 million, or 39.6% of our pre-tax earnings, for the six months ended June 30, 2011, as compared to a tax expense of $8.4 million, or 38.3% of pre-tax earnings, for the six months ended June 30, 2010. The income tax provision for the six months ended June 30, 2011 was negatively impacted by a $0.4 million write off of deferred tax assets due to the transfer of operations of five skilled nursing facilities to an unaffiliated third party operator.
Income before provision for income taxes. Income before provision of incomes taxes increased by $15.3 million to $37.1 million in the six months ended June 30, 2011 from $21.8 million in the six months ended June 30, 2010. The $15.3 million increase was related primarily to the $47.8 million increase in revenue and the $7.0 million decrease in debt retirement costs, offset by a $33.0 million increase in cost of services expense, a $1.6 million increase in general and administrative services expense, a $3.2 million increase in interest expense, and a $0.6 million increase in depreciation and amortization expense, all discussed above.
EBITDA. EBITDA increased by $19.2 million to $68.9 million in the six months ended June 30, 2011 from $49.7 million in the six months ended June 30, 2010. The $19.2 million increase was primarily related to the $47.8 million increase in revenue and the $7.0 million decrease in debt retirement costs, offset by a $33.0 million increase in cost of services expense, and a $1.6 million increase in general and administrative services expense, all discussed above.

Liquidity and Capital Resources
The following table presents selected data from our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2011	2010
Cash Flows from Continuing Operations
Net cash provided by operating activities	$45,230	$38,581
Net cash used in investing activities	(6,173)	(63,772)
Net cash provided by (used in) financing activities	(28,234)	21,820
Net increase (decrease) in cash and cash equivalents	10,823	(3,371)
Cash and cash equivalents at beginning of period	4,192	3,528
Cash and cash equivalents at end of period	$15,015	$157
Based upon our current level of operations, we believe that cash generated from operations, cash on hand and borrowings available to us will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next 12 months. One element of our business strategy is to selectively pursue acquisitions and strategic alliances. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing through a variety of methods including through an extension of our senior secured credit facility or by accessing available debt and equity markets, as considered necessary to fund capital expenditures and potential acquisitions or for other purposes. Our future operating performance will be subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond our control. For additional discussion, see “Other Factors Affecting Liquidity and Capital Resources” below.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Our principal sources of liquidity are cash generated by our operating activities and borrowings under our first lien revolving credit facility.
At June 30, 2011, we had cash of $15.0 million. Our available cash is held in accounts at third-party financial institutions. We have periodically invested in AAA money market funds. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.
Net cash provided by operating activities from continuing operations primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, provision for doubtful accounts, stock-based compensation, as well as the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2011 was $45.2 million and consisted of net income of $22.4 million, and adjustments for non-cash items of $31.2 million, offset by $8.4 million used for working capital and other activities. Working capital and other activities primarily consisted of $1.9 million of payments on notes receivable, and a $8.2 million decrease in other current and non-current assets, offset by an increase in accounts receivable of $11.4 million, a $1.1 million decrease in insurance liability risks, a $2.3 million decrease in accounts payable and accrued liabilities, and a $3.7 million decrease in employee compensation benefits. Days sales outstanding increased from 41.2 days at December 31, 2010 to 44.0 days at June 30, 2011.
Net cash provided by operating activities in the six months ended June 30, 2010 was $38.6 million and consisted of net income of $13.4 million, and adjustments for non-cash items of $30.1 million, offset by $5.0 million used for working capital and other activities. Working capital and other activities primarily consisted of a $7.1 million increase in accounts payable and accrued liabilities and $1.9 million of payments on notes receivable, and a $0.6 million increase in employee compensation and benefits, offset by an increase in accounts receivable of $9.0 million, a $1.3 million increase in other current and non-current assets, a $2.6 million decrease in insurance liability risks and a decrease in other long-term liabilities of $1.5 million.
Net cash used in investing activities for the six months ended June 30, 2011 consisted of $6.2 million of capital expenditures and $0.4 million to acquire a home health license in California for our hospice and home health services segment offset by $0.4 million received from the sale of a parcel of land. The capital expenditures consisted of $0.1 million for facility renovations, $0.5 million for expansion of our Express Recovery™ Unit program and $5.6 million of routine capital expenditures.
Net cash used in investing activities for the six months ended June 30, 2010 was $63.7 million, which consisted of capital expenditures of $18.4 million and $45.3 million of cash consideration paid for the Home/Health Acquisition in May 2010. The capital expenditures consisted of $7.1 million for construction of new healthcare facilities, $4.3 million for expansion of our Express Recovery™ Unit program and $7.0 million of routine capital expenditures.
Net cash used by financing activities for the six months ended June 30, 2011 of $28.2 million primarily reflects net repayment of borrowings under our line of credit of $26.0 million and scheduled debt repayments of $1.8 million.
Net cash provided by financing activities for the six months ended June 30, 2010 of $22.0 million primarily reflects net repayment of borrowings under our line of credit of $71.0 million and repayment of long-term debt of $253.9 million, offset by the $357.3 million proceeds from issuance of long-term debt and additions to deferred financing fees of $10.4 million.
Principal Debt Obligations
Our primary sources of liquidity are our cash on hand, our cash flows from operations and our senior secured credit facility, which is subject to the satisfaction of certain financial covenants therein. Our primary liquidity requirements are for debt service on our first lien senior secured term loan and our 2014 Notes, capital expenditures and working capital.
We are significantly leveraged. As of June 30, 2011, we had $493.2 million in aggregate indebtedness outstanding, consisting of $129.7 million principal amount of our 2014 Notes (net of the unamortized portion of the original issue discount of $0.3 million), a $353.4 million first lien senior secured term loan (net of the unamortized portion of the original issue discount of $2.1 million), and other debt of approximately $10.1 million. Furthermore, we had $4.4 million in outstanding letters of credit against our $100.0 million revolving credit facility, leaving approximately $95.6 million of additional borrowing capacity under our “senior secured credit facility” as of June 30, 2011. Substantially all of our subsidiaries guarantee our 2014 Notes, the first lien senior secured term loan and our revolving credit facility.

If our remaining ability to borrow under our revolving credit facility is insufficient for our capital requirements, we will be required to seek additional sources of financing, including issuing equity, which may be dilutive to our current stockholders, or incurring additional debt. Our ability to incur additional debt is subject to the restrictions in the indenture governing our 2014 Notes and our senior secured credit facility. We cannot assure you that the restrictions contained in these agreements will permit us to borrow the funds that we need to finance our operations, or that additional debt will be available to us on commercially reasonable terms or at all. If we are unable to obtain funds sufficient to finance our capital requirements, we may have to forego opportunities to expand our business, including the acquisition of additional facilities.

Term Loan and Revolving Loan

On April 9, 2010, we entered into an up to $360.0 million term loan and a $100.0 million revolving credit facility (the “Restated Credit Agreement”) that replaced the senior secured term loan and revolving credit facility that were set to mature in June 2012. The new revolving credit facility was undrawn at closing. We refer to the senior secured term loan and revolving credit facility provided under the Restated Credit Agreement as our senior secured credit facility.
The term loan requires principal payments of 0.25% of the original principal amount, or $0.9 million on the last business day of each of March, June, September and December, commencing on June 30, 2010, with the balance due April 9, 2016. Amounts borrowed under the term loan may be prepaid at any time without penalty except for breakage costs. Commitments under the revolving loan terminate on April 9, 2015. However, if any of our 11% senior subordinated notes remain outstanding on October 14, 2013, then the maturity date of the term loan and revolving loan will be October 14, 2013. Amounts borrowed pursuant to the Restated Credit Agreement are secured by substantially all of our assets. Substantially all of our companies guarantee our senior secured credit facility.
Under the Restated Credit Agreement, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum fixed charge coverage ratio (with a range of 1.5:1 to 2:1 as set forth in further detail in the Restated Credit Agreement) as well as a maximum leverage ratio (with a range of 5.5:1 to 4:1 as set forth in further detail in the Restated Credit Agreement). The Restated Credit Agreement also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the Restated Credit Agreement, subject to certain exceptions and minimum thresholds, we are required to apply all of the proceeds from any issuance of debt, half of the proceeds from any issuance of equity, half (or one quarter if our Consolidated Leverage Ratio, as defined in the Restated Credit Agreement, for such fiscal year is less than 3:1) of our annual Consolidated Excess Cash Flow, as defined in the Restated Credit Agreement, and, subject to permitted reinvestments, all amounts received in connection with any sale of our assets and casualty insurance and condemnation or eminent domain proceedings, in each case to repay the outstanding amounts under the Restated Credit Agreement. We believe that we were in compliance with our debt covenants as of June 30, 2011. As of June 30, 2011, our fixed charge coverage ratio was 3.4 and our leverage ratio was 3.5 compared to threshold of greater than 1.5 and less than 5.5, respectively.
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

Senior Subordinated Notes

Our 11.0% senior subordinated notes, which we sometimes refer to as the 2014 Notes, were issued in December 2005 in the aggregate principal amount of $200.0 million, with an interest rate of 11.0% per annum. The 11.0% senior subordinated notes were issued at a discount of $1.3 million. Interest is payable semiannually in January and July of each year. The 11% senior subordinated notes mature on January 15, 2014. The 11.0% senior subordinated notes are unsecured senior subordinated obligations and rank junior to all of our existing and future senior indebtedness, including indebtedness under our senior secured credit facility. The 11.0% senior subordinated notes are guaranteed on a senior subordinated basis by certain of our current and future subsidiaries. There was $130.0 million aggregate principal amount of our 11.0% senior subordinated notes outstanding as of June 30, 2011. Substantially all of our companies guarantee our 11.0% senior subordinated notes.

As of January 15, 2011, we became entitled to redeem all or a portion of the remaining $130.0 million aggregate principal amount of our 11% senior subordinated notes upon not less than 30 nor more than 60 days notice, at a redemption price (expressed in percentages of principal amount on the redemption date) of 102.75% effective January 15, 2011 and 100.0% effective January 15, 2012.
Capital Expenditures

We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to approximately $1,500 per bed, or approximately $14.0 million in capital expenditures in 2011 on our existing facilities. In addition, we have substantially completed the expansion of our Express Recovery™ units. These units cost, on average, between $0.4 million and $0.6 million each. We are in the process of developing an additional three Express Recovery™ units in 2011. We expect total capital expenditures of approximately $17.0 to $20.0 million in 2011. However, capital expenditures may be reduced as a result of the fiscal 2012 rate reductions announced by CMS on July 29, 2011.

Other Factors Affecting Liquidity and Capital Resources

Medical and Professional Malpractice and Workers' Compensation Insurance. Our skilled nursing facilities and other businesses, like physicians, hospitals and other healthcare providers, are subject to a significant number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. To protect ourselves from the cost of these claims, we maintain professional liability and general liability as well as workers' compensation insurance in amounts and with deductibles that we believe to be sufficient for our operations. Historically, unfavorable pricing and availability trends emerged in the professional liability and workers' compensation insurance market and the insurance market in general that caused the cost of these liability coverages to generally increase dramatically. Many insurance underwriters became more selective in the insurance limits and types of coverage they would provide as a result of rising settlement costs and the significant failures of some nationally known insurance underwriters. As a result, we experienced substantial changes in our professional liability insurance program beginning in 2001. Specifically, we were required to assume substantial self-insured retentions for our professional liability claims. A self-insured retention is a minimum amount of damages and expenses (including legal fees) that we must pay for each claim. We use actuarial methods to estimate the value of the losses that may occur within this self-insured retention level and we are required under our workers' compensation insurance agreements to post a letter of credit or set aside cash in trust funds to securitize the estimated losses that we may incur. Because of the high retention levels, we cannot predict with certainty the actual amount of the losses we will assume and pay.

We estimate our self-insured general and professional liability reserves on a quarterly basis and our self-insured workers' compensation reserve on a semiannual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry's loss history. Based upon these analyses, at June 30, 2011, we had reserved $17.2 million net of $8.0 million in insurance recoveries for known or unknown or potential self-insured general and professional liability claims and $16.2 million for self-insured workers' compensation claims. Of these reserves, we estimate that approximately $4.3 million for self-insured general and professional liability claims and $4.4 million for self-insured workers' compensation claims for a total of $8.7 million will be payable within 12 months; however, there are no set payment schedules and there can be no assurance that the payment amount in the next 12 months will not be significantly larger or smaller. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future general and professional liability or workers' compensation insurance will be available at a reasonable price and that we will not have to further increase our levels of self-insurance. For a detailed discussion of our general and professional liability and workers’ compensation reserve, see “Business — Insurance” in Part 1, Item 1 in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to borrowers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition. Furthermore, if the U.S. federal government were to default on its obligations (or have the rating on government debt lowered by credit rating agencies) as a result of a failure to raise the national debt ceiling or otherwise, our business, liquidity and financial condition could be materially and adversely affected. Although we recently were able to extend the maturity of our revolving loan commitments and maintain existing interest rate spreads on that Restated Credit Facility (see "Principal Debt Obligations and Capital Expenditures" above), if these market conditions continue or worsen, they may impact our ability in the future to timely replace maturing liabilities, access the capital markets to meet liquidity needs, and service or refinance our 11.0% senior subordinated notes and our senior secured credit facilities, resulting in an adverse effect on our financial condition, including liquidity, capital resources and results of operations.
Recent Accounting Standards
See Item 1 of Part I, “Financial Statements — Note 2 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements.”
Off-Balance Sheet Arrangements
We had outstanding letters of credit of $4.4 million under our $100.0 million revolving credit facility as of June 30, 2011.

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
The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes of our debt that was outstanding as of June 30, 2011 (dollars in thousands):

	Twelve Months Ending June 30, (3)
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed-rate debt(1)	$2,988	$2,155	$2,165	$132,135 (4)	$185	$515	$140,143	$143,309
Average interest rate	5.2%	6.0%	6.0%	10.9%	6.0%	6.0%
Variable-rate debt(2)	$3,600	$3,600	$3,600	$3,600	$3,600	$337,500	$355,500	$356,389
Average interest rate(3)	5.3%	5.3%	5.3%	6.1%	7.0%	7.7%

(1)	Excludes unamortized original issue discount of $0.3 million on our 11.0% senior subordinated notes.

(2)	Excludes unamortized original issue discount of $2.1 million on our first lien senior secured term loan debt.

(3)	Based on implied forward three-month LIBOR rates in the yield curve as of June 30, 2011.

(4)	If the 11% senior subordinated notes remain outstanding on October 14, 2013, then the maturity date of the senior secured credit facility will be October 14, 2013.
For the six months ended June 30, 2011, there was no net loss recognized from converting from floating rate (one-month LIBOR) to fixed rate for a portion of the interest payments under our long-term debt obligations. As of June 30, 2011, there was $0.6 million of unrealized gains included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate hedge transactions as of June 30, 2011 (dollars in thousands):

Loan	Transaction Type	Notional Amount	Trade Date	Effective Date	Maturity/ Termination Date	Three months Ended June 30, 2011	Fair Value (Pre-tax)
First Lien	cap	$70,000	6/30/2010	7/2/2010	12/31/2011	$—	$—
First Lien	swap	$70,000	6/30/2010	1/1/2012	6/30/2013	$—	$(640)
						$—	$(640)

The fair value of interest rate swap and cap agreements designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive loss. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. We evaluate the effectiveness of the cash flow hedge, in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” on a quarterly basis. Should the hedge become ineffective, the change in fair value would be recognized in our consolidated statements of operations. Should the counterparty’s credit rating deteriorate to the point at which it would be likely that the counterparty would default, the hedge would then be ineffective.

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
We are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including claims that our services have resulted in injury or death to patients who receive care from our businesses and claims related to employment, staffing requirements and commercial matters. Although we intend to vigorously defend ourselves in these matters, there can be no assurance that the outcomes of these matters will not have a material adverse effect on our results of operations and financial condition.
We operate in a highly regulated industry. We are subject to ongoing regulatory oversight by state and federal regulatory authorities. Actual or alleged failure to comply with legal and regulatory requirements could subject us to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could seek the suspension or exclusion of the offending provider or individual from participation in government healthcare programs and could lead to recoupment claims on prior payments by government healthcare programs. Adverse determinations in legal and regulatory investigations, actions and proceedings, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations and cash flows.

Item 1A. Risk Factors
Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 21 of the Exchange Act. Disclosures that use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management based on our current estimates, expectations, forecasts and projections, and include comments that express our current opinions about trends and factors that may impact future operating results. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our business and other matters including, without limitation, the risk factors discussed below. We expressly disclaim any duty to update the forward-looking statements and other information contained in this report, except as required by law.
We operate in a rapidly changing and highly regulated environment that involves a number of risks and uncertainties. The following discussion highlights some of these risks and uncertainties, and others are discussed elsewhere in this report. These and other risks and uncertainties could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. The following risk factors are not an exhaustive list of the risks and uncertainties associated with our business. New considerations may emerge or changes to the risks and uncertainties described below could occur that could materially and adversely affect our business.
Risks Related to Our Business
Reductions in Medicare reimbursement rates, or changes in the rules governing the Medicare program could have a material adverse effect on our revenue, financial condition and results of operations.
Medicare is our largest source of revenue, accounting for 35.9% and 39.0% of our consolidated revenue during 2010 and the first six months of 2011, respectively. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of our rehabilitation therapy services customers, are themselves reimbursed by Medicare. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, our business and results of operations will be adversely affected.
The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services.

For example, CMS has implemented a net 11.1% reduction in its reimbursement rates to skilled nursing facilities effective October 1, 2011. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins. Prior reductions in governmental reimbursement rates partially contributed to our bankruptcy filing under Chapter 11 of the United States Bankruptcy Code in October 2001.
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
Given the history of frequent revisions to the Medicare program and its reimbursement rates and rules, we may not continue to receive reimbursement rates from Medicare that sufficiently compensate us for our services or, in some instances, cover our operating costs. Limits on reimbursement rates or the scope of services being reimbursed could have a material adverse effect on our revenues, financial condition and results of operations. Additionally, any delay or default by the federal or state governments in making Medicare and/or Medicaid reimbursement payments, due to a failure to raise the national debt ceiling or otherwise, could materially and adversely affect our business, financial condition and results of operations.

We are subject to a Medicare cap amount for our hospice business. Our net patient service revenue and profitability could be adversely affected by limitations on Medicare payments.
Overall payments made by Medicare to us on a per hospice basis are subject to a cap amount. Total Medicare payments received for services rendered from October 1 through September 30 (the Medicare fiscal year) by each of our Medicare-certified programs during this period are compared to the cap amount for the relevant period. Payments in excess of the cap amount must be returned to Medicare.
We actively monitor the Medicare cap amount and seek to implement corrective measures as necessary. We maintain what we believe are adequate allowances in the event that we exceed the Medicare cap in any given fiscal year. However, many of the variables involved in estimating the Medicare cap contractual adjustment are beyond our control, and we cannot assure you that we will not increase or decrease our estimated contractual allowance in the future.
Our net patient service revenue for the year ended December 31, 2009 was reduced by approximately $2.1 million as a result of our hospice programs exceeding the Medicare cap. In 2010 our hospice program did not exceed the Medicare cap limit. Our ability to comply with the cap limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that additional hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not differ materially from the actual Medicare cap amount.
We expect the federal and state governments to continue their efforts to contain growth in Medicaid expenditures, which could adversely affect our revenue and profitability.
We receive a significant portion of our revenue from Medicaid, which accounted for 31.7% and 28.6% of our consolidated revenue during 2010 and the first six months of 2011, respectively. In addition, many private payors for our third-party rehabilitation therapy services are reimbursed under the Medicaid program for services that we provided to patients. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states (including California and Texas, where significant portions of our Medicaid-related business is located) to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. We expect these state and federal efforts to continue for the foreseeable future. If Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program that are disadvantageous to our business or industry, our business and results of operations could be adversely affected.

Recent federal government proposals could limit the states' use of provider tax programs to generate revenue for their Medicaid expenditures, which could result in a reduction in our reimbursement rates under Medicaid.
To generate funds to pay for the increasing costs of the Medicaid program, many states utilize financial arrangements commonly referred to as “provider taxes.” Under provider tax arrangements, states collect taxes from healthcare providers and then use the revenue to pay the providers as a Medicaid expenditure, which allows the states to then claim additional federal matching funds on the additional reimbursements. Under current federal law, the maximum allowable provider tax is 5.5% of the provider's total revenue (scheduled to increase to 6.0% in October 2011). There can be no assurance that federal law will continue to provide matching federal funds on state Medicaid expenditures funded through provider taxes, or that the current caps on provider taxes will not be reduced. Any discontinuance or reduction in federal matching of provider tax-related Medicaid expenditures could have a significant and adverse effect on states' Medicaid expenditures, and as a result could have a material and adverse effect on our financial condition and results of operations.
Revenue we receive from Medicare and Medicaid is subject to potential retroactive reduction.
Payments we receive from Medicare and Medicaid can be retroactively adjusted after examination during the claims settlement process or as a result of post-payment audits. Payors may disallow our requests for reimbursement, or recoup amounts previously reimbursed, based on determinations by the payors or third-party recovery audit contractors that certain costs are not reimbursable because either adequate or additional documentation was not provided or because certain services were not covered or deemed to be medically necessary. Significant adjustments to or recoupments of our Medicare or Medicaid revenue could adversely affect our financial condition and results of operations.
Health reform legislation could adversely affect our revenue and financial condition.
In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including the provision of comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs. The Patient Protection and Affordable Care Act, which was passed in 2010 and has implementation timing and costs and regulatory implications that are still uncertain in many respects, is among the most comprehensive and notable of these legislative efforts, and its full effects on us and others in our industry are still in many ways difficult to predict. The content or timing of any future health reform legislation, and its impact on us, is impossible to predict. If significant reforms are made to the U.S. healthcare system, those reforms may have an adverse effect on our financial condition and results of operations.
In addition, we incur considerable administrative costs in monitoring the changes made within the various reimbursement programs in which we participate, determining the appropriate actions to be taken in response to those changes, and implementing the required actions to meet the new requirements and minimize the repercussions of the changes to our organization, reimbursement rates and costs.
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

Many of these laws and regulations are expansive, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In addition, many of these laws and regulations evolve to include additional obligations and restrictions. Certain other regulatory developments, such as revisions in the building code requirements for assisted living and skilled nursing facilities, mandatory increases in scope and quality of care to be offered to residents, revisions in licensing and certification standards, and regulations restricting those we can hire, could also have a material adverse effect on us. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.
One development potentially restricting those we may hire was a decision on November 3, 2010 by the Physical Therapy Board of California (“PT Board”) to rescind a 1990 PT Board resolution which determined that the offering of physical therapy services by a corporation, not organized as a professional corporation, was permitted by the Physical Therapy Practice Act, which is the California statute governing the provision of physical therapy within the state. This rescission purports to prohibit employment of a physical therapist to provide physical therapy services by any professional corporation except those owned by physical therapists and Naturopaths. Lay corporations that hold themselves out as physical therapy corporations would be similarly prohibited. We have a subsidiary that employs physical therapists in California, but is not owned by physical therapists. Our subsidiary contracts with nursing facilities to provide the facilities with personnel who are licensed to provide rehabilitation therapy services, including physical therapy, occupational therapy and/or speech language pathology services. Our therapists then provide rehabilitation therapy services to the nursing facilities' patients under the skilled nursing facilities' licenses that authorize the provision of physical therapy (and other rehabilitation therapy services, if applicable). In this relationship, the nursing facilities retain the patient relationship, remain professionally responsible for the healthcare services including therapy, and billing the patient and/or third party payors for the services rendered to their patients. We are unaware of any enforcement actions by the PT Board to date and it is not clear whether the applicable law would ultimately be interpreted to mean that our rehabilitation therapy subsidiary cannot employ and provide physical therapists to nursing facilities in California as it currently does.   Nevertheless, the PT Board could seek an enforcement action against our rehabilitation therapy subsidiary and its physical therapists employees and we may have to significantly restructure operations of our California rehabilitation therapy operations to conform to the PT Board's revised interpretation of the law.
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
As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Managed care payors may also reserve the right to conduct audits. An adverse review, audit or investigation could result in:

•	refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from managed care payors;

•	state or federal agencies imposing fines, penalties and other sanctions on us;

•	temporary suspension of payment for new patients to the facility or agency;

•	decertification or exclusion from participation in the Medicare or Medicaid programs or one or more managed care payor networks;

•	damage to our reputation;

•	the revocation of a facility's or agency's license; and

•	loss of certain rights under, or termination of, our contracts with managed care payors.

We have in the past and will likely in the future be required to refund amounts we have been paid as a result of these reviews, audits and investigations. If adverse reviews, audits or investigations occur and any of the results noted above occur, it could have a material adverse effect on our business and operating results.
Significant legal actions, which are commonplace in our industry, could subject us to increased operating costs and substantial uninsured liabilities, which would materially and adversely affect our results of operations, liquidity and financial condition.
The long-term care industry has experienced an increasing trend in the number and severity of litigation claims involving punitive damages and settlements. We believe that this trend is endemic to the industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiffs' lawyers of potentially large recoveries. While some states have enacted tort reform legislation that limits plaintiffs' recoveries in some respects, should our professional liability and general liability increase significantly in the future, we may not be able to increase our revenue sufficiently to cover the cost increases, our operating income could suffer, and we may not be able to meet our obligations to repay our liabilities. For a discussion of recent litigation claims against us, including the Humboldt County Action, see “Commitments and Contingencies-Litigation” in the notes to the consolidated financial statements included elsewhere in this report.
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
We may incur significant liabilities in conjunction with legal actions against us, including as a result of damages, fines and penalties that may be assessed against us, as well as a result of the sometimes significant commitments of financial and management resources that are often required to defend against such legal actions. The incurrence of such liabilities and related commitments of resources could materially and adversely affect our business, financial condition and results of operations.
We could face significant financial difficulties as a result of one or more of the risks discussed in this report, which could cause us to significantly alter our business and/or seek protection under bankruptcy laws or could cause our creditors to have a receiver appointed on our behalf.
We could face significant financial difficulties if Medicare or Medicaid reimbursement rates are reduced, patient demand for our services is reduced or we incur unexpected liabilities or expenses, including in connection with legal actions, sanctions, penalties or fines or the other risks discussed in this report. This financial difficulty could cause us to significantly alter our business and/or seek protection under bankruptcy laws or could cause our creditors to have a receiver appointed on our behalf.
A significant portion of our business is concentrated in certain geographical markets, and an economic downturn or changes in the laws affecting our business in those markets could have a material adverse effect on our operating results.
In 2010, we received approximately 41.9% and 23.2% of our consolidated revenue from operations in California and Texas, respectively, and in 2009, we received approximately 44.3% and 25.2% of our consolidated revenue from operations in California and Texas, respectively. We have continued to receive significant portions of our consolidated revenue from those states in 2011 as well. Accordingly, economic conditions and changes in state healthcare spending prevailing in either of these markets could affect the ability of our patients and third-party payors to reimburse us for our services, either through a reduction of the tax base used to generate state funding of Medicaid programs, an increase in the number of indigent patients eligible for Medicaid benefits, changes in state funding levels or healthcare programs or other factors. A continued or prolonged economic downturn, significant changes in state healthcare spending, or changes in the laws affecting our business in these markets could have a material adverse effect on our financial position, results of operations and cash flows. For example, in July 2011 due to the economic downturn in California and the resultant budget deficit, California passed a budget that included a payment reduction of 10% effective June 1, 2011 through July 2012. The payments are to be restored retroactively to June 2011, sometime prior to the end of 2012.
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
Testing and maintaining our internal control over financial reporting can be expensive and divert our management's attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with applicable law, or our independent registered public accounting firm may not be able or willing to issue an unqualified attestation report if we conclude that our internal control over financial reporting is not effective. If we fail to maintain effective internal control over financial reporting, or our independent registered public accounting firm is unable to provide us with an unqualified attestation report on our internal control, we could be required to take costly and time-consuming corrective measures, be required to restate the affected historical financial statements, be subjected to investigations and/or sanctions by federal and state securities regulators, and be subjected to civil lawsuits by security holders. Any of the foregoing could also cause investors to lose confidence in our reported financial information and in our company and would likely result in a decline in the market price of our stock and in our ability to raise additional financing if needed in the future.
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
We rely on our ability to attract and retain qualified nurses, therapists and other healthcare professionals. The market for these key personnel is highly competitive, and we could experience significant increases in our operating costs due to shortages in their availability. Like other healthcare providers, we have experienced difficulties in attracting and retaining qualified personnel, especially facility administrators, nurses, therapists, certified nurses' aides and other important healthcare personnel. We may continue to experience increases in our labor costs, primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel, and such increases may adversely affect our profitability.
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
We operate a number of facilities in California, which enacted legislation aimed at establishing minimum staffing requirements for facilities operating in that state. This legislation required that the California Department of Public Health, or DPH, promulgate regulations requiring each skilled nursing facility to provide a minimum of 3.2 nursing hours per patient day. The DPH finalized regulations in 2009 that required three 8-hour shifts for nurse-to-patient staffing, described documentation and notice requirements, and specified procedures for obtaining a waiver from per-shift staffing requirements at skilled nursing facilities. Although DPH finalized the regulations, initial implementation of the statute authorizing the regulations is contingent on an appropriation in the state's annual budged legislation or another statute. Because no appropriation was made and no additional statutes were enacted, the regulations did not become operational. Therefore, DPH has announced that it will continue its current practice of determining a facility's compliance with the 3.2 hour of nursing services per patient day measure in accordance with its internal policy and through on-site reviews conducted during periodic licensing and certification surveys and in response to complaints. If the DPH determines that a facility is out of compliance with this staffing measure, the DPH may issue a notice of deficiency, or a citation, depending on the impact on patient care. A citation carries with it the imposition of monetary fines that can range from $100 to $100,000 per citation. The issuance of either a notice of deficiency or a citation requires the facility to prepare and implement an acceptable plan of correction. The Humboldt County Action included allegations that certain of our California skilled nursing facilities failed to meet state-mandated minimum staffing requirements. The Humboldt County Action resulted in a jury verdict against us and certain of our affiliated skilled nursing companies that awarded $677 million in damages. The case was ultimately settled in September 2010, pursuant to which we were required to deposit into escrow a total of $50 million to cover certain settlement costs, and we may be required to pay additional funds into the escrow to the extent that our costs of complying with the injunction issued against us as part of the settlement is less than $9.6 million. For more information regarding the Humboldt County Action and the settlement, see “Commitments and Contingencies-Litigation” in the notes to the consolidated financial statements included elsewhere in this report.
Our ability to satisfy any minimum staffing requirements depends upon our ability to attract and retain qualified healthcare professionals, including nurses, certified nurse's assistants and other personnel. Attracting and retaining these personnel is difficult, given existing shortages of these employees in many of the labor markets in which we operate. Furthermore, if states do not appropriate additional funds (through Medicaid program appropriations or otherwise) sufficient to pay for any additional operating costs resulting from minimum staffing requirements, our profitability may be materially adversely affected.
If we fail to attract patients and residents and to compete effectively with other healthcare providers, our revenue and profitability may decline and we may incur losses.
The long-term healthcare services industry is highly competitive. Our skilled nursing facilities compete primarily on a local and regional basis with many long-term care providers, from national and regional chains to smaller providers owning as few as a single nursing center. We also compete under certain circumstances with inpatient rehabilitation facilities and long-term acute care hospitals. Increased competition could limit our ability to attract and retain patients, maintain or increase rates or to expand our business. Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing facilities in the local market, the types of services available, our local reputation for quality care of patients, the commitment and expertise of our staff and physicians, our local service offerings and treatment programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. If we are unable to attract patients to our facilities, particularly the high-acuity patients we target for our skilled nursing facilities, then our revenue and profitability will be adversely affected. Some of our competitors may have greater recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Competing long-term care companies may also offer newer facilities or different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current patients, to potential patients and to referral sources. Some of our competitors may accept lower profit margins than we do, which could present significant price competition, particularly for managed care and private pay patients.
We also encounter significant competition in connection with our other healthcare services, including our rehabilitation therapy services provided to third-party facilities, assisted living facilities, hospice care services, home health care services and institutional pharmacy services. National, regional and local companies often compete with us in these businesses. Many companies competing in these industries have greater financial and other resources than we have. The primary competitive factors for these other healthcare services are similar to those for our skilled nursing businesses and include reputation, the cost of services, the quality of services, responsiveness to patient/resident needs and the ability to provide support in other areas such as third-party reimbursement, information management and patient recordkeeping. Furthermore, given the relatively low barriers to entry and continuing healthcare cost containment pressures, we expect that the markets we service will become increasingly competitive in the future. Increased competition in the future could limit our ability to attract and retain patients and residents, maintain or increase our fees, or expand our business.
Insurance coverage may become increasingly expensive and difficult to obtain for long-term care companies, and our self-insurance may expose us to significant losses.
It may become more difficult and costly for us to obtain coverage for patient care liabilities and certain other risks, including property and casualty insurance. Insurance carriers may require long-term care companies to significantly increase their self-insured retention levels and/or pay substantially higher premiums for reduced coverage for most insurance coverages, including workers' compensation, employee healthcare and patient care liability.
We self-insure a significant portion of our potential liabilities for several risks, including certain types of professional and general liability, workers' compensation and employee healthcare benefits. Due to our self-insured retentions under our professional and general liability, workers' compensation and employee healthcare benefits programs, including our election to self-insure against workers' compensation claims in Texas, there is no limit on the maximum number of claims or amount for which we can be liable in any policy period. We base our loss estimates and related accruals on actuarial analyses, which determine expected liabilities on an undiscounted basis, including incurred but not reported losses, based upon the available information on a given date. It is possible, however, for the ultimate amount of losses to exceed our estimates and related accruals, as well as our insurance limits as applicable. In the event our actual liability exceeds our estimates for any given period, our results of operations and financial condition could be materially adversely impacted. Additionally, we may from time to time need to increase our accruals as a result of future actuarial reviews and claims that may develop. Such increases could have an adverse impact on our business and results of operations. An adverse determination in legal proceedings, whether currently asserted or arising in the future, could have a material adverse effect on our business and results of operations.
If our referral sources fail to view us as an attractive long-term care provider, our patient base would likely decrease.
We rely significantly on appropriate referrals from physicians, hospitals and other healthcare providers in the communities in which we deliver our services to attract the kinds of patients we target. Our referral sources are not obligated to refer business to us and generally also refer business to other healthcare providers. We believe many of our referral sources refer business to us as a result of the quality of our patient service and our efforts to establish and build a relationship with them. If we lose, or fail to maintain, existing relationships with our referral resources, fail to develop new relationships or if we are perceived by our referral sources for any reason as not providing high quality patient care, our volume of referrals would likely decrease, the quality of our patient mix could suffer and our revenue and results of operations could be adversely affected.
If we do not achieve or maintain a reputation for providing high quality of care, our business may be negatively affected.
Our ability to achieve and maintain a reputation for providing high quality of care to our patients at each of our skilled nursing and assisted living facilities, or through our rehabilitation therapy, hospice and home health businesses, is important to our ability to attract and retain patients, particularly high-acuity patients. We believe that the perception of our quality of care by a potential patient or potential patient's family seeking to contract for our services is influenced by a variety of factors, including doctor and other healthcare professional referrals, community information and referral services, newspapers and other print and electronic media, results of patient surveys, recommendations from family and friends, and quality care statistics or rating systems compiled and published by CMS or other industry data. Through our focus on retaining high quality staffing, reviewing feedback and surveys from our patients and referral sources to highlight areas of improvement and integrating our service offerings at each of our facilities, we seek to maintain and improve on the outcomes from each of the factors listed above in order to build and maintain a strong reputation at our facilities. If any of our skilled nursing or assisted living facilities fail to achieve or maintain a reputation for providing high-quality care, or is perceived to provide a lower quality of care than comparable facilities within the same geographic area, or users of our rehabilitation therapy services perceive that they could receive higher quality services from other providers, our ability to attract and retain patients at such facility could be adversely affected. Our hospice and home health businesses are subject to similar considerations. If our businesses fail to maintain a strong reputation in the areas in which we operate, our business, revenue and profitability could be adversely affected.
We may be unable to reduce costs to offset decreases in our patient census levels or other expenses completely.
We depend on implementing adequate cost management initiatives in response to fluctuations in levels of patient census in our skilled nursing, assisted living, rehabilitation therapy, hospice and home health businesses in order to maintain our current cash flow and earnings levels. Fluctuation in our patient census levels may become more common as we increase our emphasis in our skilled nursing facilities on patients with shorter stays but higher acuities. A decline in patient our census levels would likely result in decreased revenue. If we are unable to put in place corresponding reductions in costs in response to decreases in our patient census or other revenue shortfalls, our financial condition and operating results could be adversely affected.

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
If we have information systems problems or payment or other issues arise with Medicare, Medicaid or other payors that affect the amount or timeliness of reimbursements, we may encounter delays in our payment cycle. Any significant payment timing delay could cause us to experience working capital shortages. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our consolidated results of operations and liquidity. Our working capital management procedures may not successfully mitigate the effects of any delays in our receipt of payments or reimbursements. Accordingly, such delays could have an adverse effect on our liquidity and financial condition.
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
We intend to selectively pursue acquisitions of skilled nursing facilities, assisted living facilities and other related healthcare operations. Acquisitions may involve significant cash expenditures, debt incurrence, operating losses and additional expenses that could have a material adverse effect on our financial position, results of operations and liquidity. Acquisitions involve numerous risks, including:

•	difficulties integrating acquired operations, personnel and accounting and information systems, or in realizing projected efficiencies and cost savings;

•	diversion of management's attention from other business concerns;

•	potential loss of key employees or customers of acquired companies;

•	entry into markets in which we may have limited or no experience;

•	increasing our indebtedness and limiting our ability to access additional capital when needed;

•	assumption of unknown material liabilities or regulatory issues of acquired companies, including failure to comply with healthcare regulations or to establish internal financial controls; and

•	straining of our resources, including internal controls relating to information and accounting systems, regulatory compliance, logistics and others.

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
If our ability to borrow under our senior secured credit facility is insufficient for our capital requirements, we will be required to seek additional sources of financing, including issuing equity, which may be dilutive to our current stockholders or incurring additional debt. Our ability to incur additional debt is subject to the restrictions in the indenture governing our 11% senior subordinated notes and our senior secured credit facility. There can be no assurance that the restrictions contained in these agreements will permit us to borrow the funds that we need to finance our operations, or that additional debt will be available to us on commercially reasonable terms or at all. Furthermore, market conditions may impede our ability to secure additional sources of financing, whether through the extension of our existing senior secured credit facility or by accessing the debt and/or equity markets. If we are unable to obtain funds sufficient to finance our capital requirements, we may have to forego opportunities to expand our business, including the acquisition or development of additional or expanded facilities.
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our financial obligations.
We have now and will for the foreseeable future continue to have a significant amount of indebtedness. At June 30, 2011, our total indebtedness was approximately $493.2 million. Our substantial indebtedness could have important consequences to you. For example, it could:

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
Borrowings under our senior secured credit facility are subject to floating rates of interest over an interest rate floor of 1.5%. If interest rates increase over the floor, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would correspondingly decrease. We have entered into interest rate cap agreement with a notional amount of $70.0 million with a cap on 1 month LIBOR of 2.0% from July 2010 to December 2011. We have entered into an interest rate swap agreement with a notional amount of $70.0 million, which effectively fixes the interest rate on that portion of our borrowings under our first lien credit agreement at 6.0% from January 1, 2012 through June 30, 2013. There can be no assurance that when the interest rate cap and swap agreements expire we will be able to enter into similar replacement hedging arrangements on favorable terms or at all. As of June 30, 2011, $283.4 million of borrowings under our senior secured credit facility is not hedged and is currently subject to floating rates of interest.
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
As of June 30, 2011, approximately 436 of our 9,489 full time employees were represented by unions and covered by collective bargaining agreements. In addition, certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. We cannot predict the effect that continued union representation or future organizational activities will have on our business or future operations. There can be no assurance that we will not experience a material work stoppage in the future.
Disasters and similar events may seriously harm our business.
Natural and man-made disasters and similar events, including terrorist attacks and acts of nature such as hurricanes, tornados, earthquakes, floods and wildfires, may cause damage or disruption to us, our employees and our facilities, which could have an adverse impact on our patients and our business. In order to provide care for our patients, we are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our facilities, and the availability of employees to provide services at our facilities. If the delivery of goods or the ability of employees to reach our facilities were interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our facilities and our business. For example, in connection with Hurricane Katrina in New Orleans, several nursing home operators unaffiliated with us have been accused of not properly caring for their residents, which has resulted in, among other things, criminal charges being filed against the proprietors of those facilities. Furthermore, the impact, or impending threat, of a natural disaster has in the past and may in the future require that we evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients. The impact of disasters and similar events is inherently uncertain. Such events could harm our patients and employees, severely damage or destroy one or more of our facilities, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that we currently cannot predict.
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
Our Class A common stock has one vote per share, while our Class B common stock has ten votes per share on all matters to be voted on by our stockholders. As of December 31, 2010, Onex Corporation, its affiliates and certain of our directors and members of our senior management who are party to a voting agreement with an affiliate of Onex Corporation owned shares of common stock representing over 75.0% of the combined voting power of our outstanding common stock. Accordingly, Onex Corporation generally has the power to control the outcome of matters on which stockholders are entitled to vote. Such matters include the election and removal of directors, the adoption or amendment of our certificate of incorporation and bylaws, possible mergers, corporate control contests and significant transactions. Through its control of elections to our board of directors, Onex Corporation may also have the ability to appoint or replace our senior management and cause us to issue additional shares of our common stock or repurchase common stock, declare dividends or take other actions. Onex Corporation may make decisions regarding our company and business that are opposed to our other stockholders' interests or with which they disagree. Onex Corporation may also delay or prevent a change of control of us, even if the change of control would benefit our other stockholders, which could deprive our other stockholders of the opportunity to receive a premium for their Class A common stock. The significant concentration of stock ownership and voting power may also adversely affect the trading price of our Class A common stock due to investors' perception that conflicts of interest may exist or arise. To the extent that the interests of our public stockholders are harmed by the actions of Onex Corporation, the price of our Class A common stock may be harmed.
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
Onex Corporation and its affiliates continue to control a majority of the voting power of our outstanding common stock and we are a “controlled company” within the meaning of NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:

•	a majority of the board of directors consist of independent directors;

•	the nominating and corporate governance committee be entirely composed of independent directors with a written charter addressing the committee's purpose and responsibilities;

•	the compensation committee be entirely composed of independent directors with a written charter addressing the committee's purpose and responsibilities; and

•	there be an annual performance evaluation of the nominating and corporate governance and compensation committees.

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

•
advance notice requirements for stockholders to nominate individuals to serve on our board of directors or to submit proposals that can be acted upon at stockholder meetings; provided, that prior to the date that the total number of outstanding shares of our Class B common stock is less than 10% of the total number of shares of common stock outstanding, which we refer to as the “Transition Date,” no such requirement is required for holders of at least 10% of our outstanding Class B common stock;

•
our board of directors is classified so that not all of the members of our board of directors are elected at one time, which may make it more difficult for a person who acquires control of a majority of our outstanding voting stock to replace our directors;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information with respect to purchases of our Class A common stock made by us or on our behalf during the quarter ended June 30, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2011	—	$—	n/a	n/a
May 1 - 31, 2011	1,212	$12.90	n/a	n/a
June 1 - 30, 2011	—	$—	n/a	n/a
Total:	1,212	$12.90	n/a	n/a

(1) Reflects shares forfeited to us upon the vesting of restricted stock granted to participants in our 2007 Incentive Award Plan, to satisfy applicable tax withholding obligations with respect to such vesting. We did not have any publicly announced plans or programs to purchase our Class A common stock in the quarter ended June 30, 2011.

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

SKILLED HEALTHCARE GROUP, INC.

Date:	August 1, 2011	/s/ Devasis Ghose
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