Form 10-Q
period 2011-09-30
Skilled Healthcare Group, Inc.
filed 2011-11-01
CIK 1351051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on October 28, 2011.
Class A common stock, $0.001 par value – 21,075,798 shares
Class B common stock, $0.001 par value – 16,936,905 shares

Skilled Healthcare Group, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2011

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Skilled Healthcare Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,442	$4,192
Accounts receivable, less allowance for doubtful accounts of $15,332 and $17,710 at September 30, 2011 and December 31, 2010, respectively	102,095	98,777
Deferred income taxes	12,512	20,419
Prepaid expenses	8,372	9,618
Other current assets	9,866	15,819
Total current assets	149,287	148,825
Property and equipment, less accumulated depreciation of $90,165 and $76,017 at September 30, 2011 and December 31, 2010, respectively	376,290	387,322
Leased facility assets, less accumulated depreciation of $3,283 at September 30, 2011	10,869	—
Other assets:
Notes receivable	5,862	5,877
Deferred financing costs, net	10,688	13,165
Goodwill	72,847	332,724
Intangible assets, less accumulated amortization of $6,772 and $15,646 at September 30, 2011 and December 31, 2010, respectively	22,452	25,341
Deferred income taxes	11,242	—
Other assets	34,351	31,036
Total other assets	157,442	408,143
Total assets	$693,888	$944,290
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$49,259	$50,898
Employee compensation and benefits	36,056	39,400
Current portion of long-term debt	6,287	5,742
Total current liabilities	91,602	96,040
Long-term liabilities:
Insurance liability risks	30,846	32,034
Deferred income taxes	—	8,431
Other long-term liabilities	16,499	15,984
Long-term debt, less current portion	485,847	514,221
Total liabilities	624,794	666,710
Stockholders’ equity:
Class A common stock, 175,000 shares authorized, $0.001 par value per share; 21,081 and 20,780 at September 30, 2011 and December 31, 2010, respectively	21	21
Class B common stock, 30,000 shares authorized, $0.001 par value per share; 16,937 and 16,994 at September 30, 2011 and December 31, 2010, respectively	17	17
Additional paid-in-capital	370,593	368,582
Accumulated deficit	(301,018)	(90,822)
Accumulated other comprehensive loss	(519)	(218)
Total stockholders’ equity	69,094	277,580
Total liabilities and stockholders’ equity	$693,888	$944,290
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Net patient service revenue	$216,409	$209,199	$653,788	$599,489
Leased facility revenue	746	—	1,492	—
	217,155	209,199	655,280	599,489
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	173,548	168,579	520,258	482,291
Rent cost of revenue	4,413	4,796	13,530	14,209
General and administrative	5,423	6,016	19,553	18,479
Litigation settlement costs, (net of recoveries)	(4,488)	53,505	(4,488)	53,505
Depreciation and amortization	6,459	6,305	19,036	18,241
Impairment of long-lived assets	270,478	—	270,478	—
	455,833	239,201	838,367	586,725
Other income (expenses):
Interest expense	(9,711)	(10,086)	(29,319)	(26,535)
Interest income	170	260	553	684
Other (expense) income	(123)	9	(477)	588
Equity in earnings of joint venture	472	746	1,583	2,221
Debt retirement costs	—	—	—	(7,010)
Total other income (expenses), net	(9,192)	(9,071)	(27,660)	(30,052)
Loss before benefit from income taxes	(247,870)	(39,073)	(210,747)	(17,288)
Benefit from income taxes	(15,259)	(13,766)	(551)	(5,406)
Net loss	$(232,611)	$(25,307)	$(210,196)	$(11,882)
Loss per share, basic
Loss per share	$(6.26)	$(0.68)	$(5.66)	$(0.32)
Loss per share, diluted
Loss per share	$(6.26)	$(0.68)	$(5.66)	$(0.32)
Weighted-average common shares outstanding, basic	37,164	36,997	37,133	36,981
Weighted-average common shares outstanding, diluted	37,164	36,997	37,133	36,981
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net loss	(210,196)	(11,882)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,036	18,241
Provision for doubtful accounts	5,432	7,426
Non-cash stock-based compensation	2,434	2,203
Excess tax benefits from stock-based payment arrangements	(309)	—
Disposal of property and equipment	293	(479)
Amortization of deferred financing costs	2,477	3,067
Write-off of deferred financing costs	—	6,574
Deferred income taxes	(11,145)	(3,387)
Impairment of long-lived assets	270,478	—
Amortization of discount on debt	437	318
Changes in operating assets and liabilities:
Accounts receivable	(11,808)	(7,862)
Payments on notes receivable	4,112	3,400
Other current and non-current assets	3,618	(9,637)
Accounts payable and accrued liabilities	(3,033)	(2,982)
Employee compensation and benefits	(3,415)	2,812
Insurance liability risks	(1,981)	(4,700)
Other long-term liabilities	(239)	1,110
Net cash provided by operating activities	66,191	4,222
Cash Flows from Investing Activities
Additions to property and equipment	(11,116)	(23,161)
Acquisition of healthcare facilities and businesses, net of cash acquired	(13,647)	(45,380)
Acquisition of home health licenses	(350)	—
Proceeds from sale of property and equipment	400	—
Net cash used in investing activities	(24,713)	(68,541)
Cash Flows from Financing Activities
Borrowings under line of credit	88,000	155,000
Repayments under line of credit	(114,000)	(182,000)
Repayments of long-term debt and capital leases	(2,805)	(256,018)
Proceeds from issuance long-term debt	—	357,300
Additions to deferred financing costs	—	(10,207)
Exercise of stock options	26	—
Excess tax benefits from stock-based payment arrangements	309	—
Taxes paid related to net share settlement of equity awards	(758)	(84)
Net cash (used in) provided by financing activities	(29,228)	63,991
Increase (decrease) in cash and cash equivalents	12,250	(328)
Cash and cash equivalents at beginning of period	4,192	3,528
Cash and cash equivalents at end of period	$16,442	$3,200
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2011	2010
Supplemental cash flow information
Cash paid for:
Interest expense, net of capitalized interest	$32,074	$23,832
Income taxes paid, net of refunds	$1,357	$10,079
Non-cash activities:
Conversion of accounts receivable into notes receivable	$1,529	$2,403
Liabilities issued as purchase consideration for purchase of business	$1,317	$15,030
Insurance premium financed	$1,123	$1,100
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Description of Business

Current Business

Skilled Healthcare Group, Inc. (“Skilled”) is a holding company that owns subsidiaries that operate long-term care facilities and provide a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated wholly-owned subsidiaries are collectively referred to as the “Company.” As of September 30, 2011, the Company operated facilities in California, Iowa, Kansas, Missouri, Nebraska, Nevada, New Mexico and Texas, including 74 skilled nursing facilities (“SNFs”), which offer sub-acute care and rehabilitative and specialty healthcare skilled nursing care, and 23 assisted living facilities (“ALFs”), which provide room and board and social services. Effective April 1, 2011, the Company leased five skilled nursing facilities in California to an unaffiliated third party operator. For a detailed discussion of the lease arrangements, see Note 7 - "Property and Equipment." In addition, the Company provides a variety of ancillary services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, as of September 30, 2011, the Company provided hospice care in Arizona, California, Idaho, Montana, Nevada and New Mexico. Additionally, as of September 30, 2011 the Company operated home health agencies in California, Nevada, Arizona, Idaho, Montana and New Mexico. The Company has an administrative services company that provides a full complement of administrative and consultative services that allows affiliated operators and third-party facility operators with whom the Company contracts to better focus on delivery of healthcare services. The Company currently has one such service agreement with an unrelated skilled nursing facility operator. The Company is also a member in a joint venture located in Texas that provides institutional pharmacy services, which currently serves eight of the Company’s SNFs and other facilities unaffiliated with the Company.

Recent Developments

On July 29, 2011, the Centers for Medicare & Medicaid Services ("CMS") issued a final rule for its fiscal year ending September 30, 2012 for skilled nursing facilities, reducing Medicare reimbursement rates for skilled nursing facilities by 11.1% and also making changes to rehabilitation therapy regulations which will have a significant negative effect on the Company's revenue and costs in Medicare's fiscal year ending September 30, 2012 as compared to Medicare's fiscal year ended September 30, 2011. See Management's Discussion and Analysis of Financial Condition and Results of Operations - "Industry Trends- Medicare and Medicaid Reimbursement," for additional information. As a result of the CMS final rule, the Company recorded a non-cash goodwill and intangible asset impairment charge of $270.5 million for the three and nine months ended September 30, 2011. For additional information see Note 2, “Goodwill and Other Long-Lived Asset Impairment Testing.”

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 (collectively, the “Interim Financial Statements”), are unaudited. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010, which are included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities Exchange Commission ("SEC"). Management believes that the Interim Financial Statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position and results of operations and cash flows in all material respects as of the dates and for the periods presented. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

The accompanying Interim Financial Statements include the accounts of Skilled and its consolidated wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Estimates and Assumptions

The preparation of the Interim Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to consolidate subsidiary financial information and make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Interim Financial Statements relate to revenue, allowance for doubtful accounts, impairment of long lived assets, the self-insured portion of general and professional liability and workers’ compensation claims and income taxes. Actual results could differ materially from those estimates.

Information regarding the Company’s significant accounting policies is contained in Note 2 - “Summary of Significant Accounting Policies” in the Company’s 2010 Annual Report on Form 10-K filed with the SEC.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation, including excess tax benefits from stock-based payment arrangements in the Condensed Consolidated Statements of Cash Flows of $0.1 million for the nine months ended September 30, 2010 were reclassified from operating activity to financing activity.

Notes Receivable

As of September 30, 2011 and December 31, 2010, notes receivable, net were approximately $8.6 million and $9.7 million, respectively, of which $2.8 million and $3.8 million was reflected as current assets as of September 30, 2011 and December 31, 2010, respectively, with the remaining balances reflected as long-term assets. Interest rates on these notes approximate market rates as of the date the notes were originated.

As of September 30, 2011, two customers of the Company's rehabilitation therapy services business (sometimes referred to herein as the "Hallmark Rehabilitation business") were responsible for $8.6 million, or 97.5% of the total notes receivable balance. These notes receivable as well as the trade receivables from these customers, plus the trade receivable from one additional customer, are personally guaranteed by the principal owners of the customers. As of September 30, 2011, these three customers represented 58.6% of the net accounts receivable for the Company’s rehabilitation therapy services business. For the nine months ended September 30, 2011, these three customers represented approximately 50.8% of the external revenue of the rehabilitation therapy services business. The remaining notes receivable of $0.2 million, or 2.5% of the notes receivable balance, are primarily past due accounts converted from accounts receivable to notes receivable.

The notes receivable allowance for uncollectibility as of September 30, 2011 and December 31, 2010 was $0.2 million.

Goodwill and Other Long-Lived Assets

Goodwill is accounted for under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” and represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. In accordance with FASB ASC Topic 350, “Intangibles - Goodwill and Other,” goodwill is subject to periodic testing for impairment. Goodwill of a reporting unit is tested for impairment on an annual basis, or, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount, between annual testing. The Company has selected October 1 as the date to test goodwill for impairment on an annual basis. As a result of the aforementioned July 29, 2011 announcement by CMS regarding the reimbursement reductions and other changes that went into effect on October 1, 2011, and which led to a significant decline in the stock price of the Company, an interim goodwill impairment analysis was conducted as of August 31, 2011.

The Company periodically evaluates the carrying value of our long−lived assets other than goodwill, primarily consisting of our investments in real estate, for impairment indicators. If indicators of impairment are present, the carrying value of the related real estate investments in relation to the future discounted cash flows of the underlying operations is evaluated to assess recoverability of the assets. Measurement of the amount of the impairment, if any, may be based on independent appraisals, established market values of comparable assets or estimates of future cash flows expected. The estimates of these future cash flows are based on assumptions and projections believed by management to be reasonable and supportable. They require management's subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions may vary by type of long-lived asset.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill and Long-Lived Asset Impairment Testing

As of August 31, 2011, the Company determined the fair value of the long-term care and therapy services reporting units for goodwill and intangible assets based upon a combination of the discounted cash flow (income approach) and guideline public company method (market approach). After the fair value was determined and compared to the carrying value of each reporting entity, the Company concluded that the carrying value of the long-term care and therapy services reporting units exceeded their fair value and step two of the analysis was performed. The fair value of the hospice and home health reporting units exceeded their carrying value.

Upon completion of step two, the Company recorded a goodwill impairment charge as of and for the period ended September 30, 2011 of $243.2 million and $24.3 million, with respect to the long−term care reporting unit and the therapy services reporting unit, respectively, as the carrying value of goodwill exceeded its implied fair value. These amounts are included within the caption "Impairment of long-lived assets" in the accompanying statement of operations.

Additionally, after evaluating its long-lived assets, an impairment charge of $3.0 million was recognized within the therapy services reporting unit related to the Hallmark Rehabilitation business' trade name and is included within the caption "Impairment of long-lived assets" in the accompanying statement of operations for the three and nine months ended September 30, 2011.

As of September 30, 2011, goodwill in the amount of $72.8 million was recorded on our consolidated balance sheet, of which $9.7 million related to the rehabilitation therapy unit, $42.1 million related to the hospice reporting unit and $21.0 million related to the home health reporting unit.
The Company did not record an impairment charge in 2010.

Recent Accounting Pronouncements

In August 2010, the FASB issued Accounting Standards Update (ASU) No 2010-24, Health Care Entities (Topic 954), Presentation of Insurance Claims and Related Insurance Recoveries (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. The adoption of ASU 2010-24 became effective for the Company beginning January 1, 2011. The Company recorded $6.8 million and $6.6 million in insurance recovery receivables and a corresponding increase in insurance risk liability as of September 30, 2011 and December 31, 2010, respectively. See Note 6, - "Other Current Assets and Other Assets."
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
In July 2011, the Emerging Issues Task Force (EITF) of the FASB reached a consensus that would require health care entities to separately present bad debt expense related to patient service revenue as a reduction of patient service revenue (net of contractual allowances and discounts) on the income statement for entities that do not assess a patient's ability to pay prior to rendering services.  Further, it was determined, net presentation of bad debt expense in revenue would only apply to bad debts that are related to patient service revenue, to entities that do not provide services prior to assessing a patient's ability to pay, or to entities that recognize revenue only after deciding that collection is reasonably assured.  In addition, the final consensus requires health care entities to disclose information about the activity in the allowance for doubtful accounts, such as recoveries and write-offs, by using a mixture of qualitative and quantitative data.  It will also require disclosure of our policies for (i) assessing the timing and amount of uncollectible revenue recognized as bad debt expense; and (ii) assessing collectability in the timing and amount of revenue (net of contractual allowances and discounts.  The final consensus will be applied retrospectively effective for interim and annual periods beginning after December 15, 2011.
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles – Goodwill and Other. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for the Company’s fiscal year beginning January 1, 2012, with early adoption permitted. The Company is currently evaluating the effect that ASU 2011-08 will have on its consolidated financial statements.

3. Loss Per Share of Class A Common Stock and Class B Common Stock
The Company computes loss per share of Class A common stock and Class B common stock in accordance with FASB ASC Topic 260, “Earnings per Share,” using the two-class method. The Company’s Class A common stock and Class B common stock are identical in all respects, except with respect to voting rights and except that each share of Class B common stock is convertible into one share of Class A common stock under certain circumstances. Net loss is allocated on a proportionate basis to each class of common stock in the determination of loss per share.
Basic loss per share was computed by dividing net income by the weighted-average number of outstanding shares for the period. The following table sets forth the computation of basic and diluted loss per share of Class A common stock and Class B common stock for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands, except per share data):

	Three months ended September 30, 2011			Three months ended September 30, 2010			Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Loss per share, basic
Numerator:
Allocation of net loss	$(126,601)	$(106,010)	$(232,611)	$(13,678)	$(11,629)	$(25,307)	$(114,186)	$(96,010)	$(210,196)	$(6,420)	$(5,462)	$(11,882)
Loss per share, diluted
Numerator:
Allocation of net loss	$(126,601)	$(106,010)	$(232,611)	$(13,678)	$(11,629)	$(25,307)	$(114,186)	$(96,010)	$(210,196)	$(6,420)	$(5,462)	$(11,882)
Denominator for basic and diluted loss per share:
Weighted average common shares outstanding, basic	20,227	16,937	37,164	19,996	17,001	36,997	20,172	16,961	37,133	19,980	17,001	36,981
Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	—	—	—	—	—	—	—	—	—	—	—	—
Adjusted weighted-average common shares outstanding, diluted	20,227	16,937	37,164	19,996	17,001	36,997	20,172	16,961	37,133	19,980	17,001	36,981
Loss per share, basic:
Loss per share	$(6.26)	$(6.26)	$(6.26)	$(0.68)	$(0.68)	$(0.68)	$(5.66)	$(5.66)	$(5.66)	$(0.32)	$(0.32)	$(0.32)
Loss per share, diluted:
Loss per share	$(6.26)	$(6.26)	$(6.26)	$(0.68)	$(0.68)	$(0.68)	$(5.66)	$(5.66)	$(5.66)	$(0.32)	$(0.32)	$(0.32)
The following were excluded from the weighted-average diluted shares computation for the three and nine months ended September 30, 2011 and 2010, as their inclusion would have been anti-dilutive (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options to purchase common shares	518	1,015	109	939
Non-vested common shares	538	666	47	5
Total excluded	1,056	1,681	156	944

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
At September 30, 2011, LTC services were primarily provided by 74 wholly-owned SNF operating companies that offer post-acute, rehabilitative and specialty skilled nursing care, as well as 23 wholly-owned ALF operating companies that provide room and board and social services. Therapy services include rehabilitative services such as physical, occupational and speech therapy provided in the Company’s facilities and in unaffiliated facilities. Hospice and home health services were provided by our wholly owned subsidiary to patients in October 2004 and expanded in May 2010 as a result of the acquisition of substantially all of the assets of five Medicare-certified hospice companies and four Medicare-certified home health companies by wholly owned subsidiaries (which is sometimes referred to herein as the "Hospice/Home Health Acquisition"). As a result of this acquisition, these wholly owned subsidiaries began providing home health services, which entails direct home nursing and therapy services operations through licensed and Medicare-certified agencies.
The following table sets forth selected financial data consolidated by business segment (dollars in thousands):

	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Three months ended September 30, 2011
Net patient service revenue from external customers	$171,800	$23,158	$21,451	$—	$—	$216,409
Leased facility revenue	746	—	—	—	—	746
Intersegment revenue	390	15,759	—	—	(16,149)	—
Total revenue	$172,936	$38,917	$21,451	$—	$(16,149)	$217,155
Operating income (loss)	$(214,060)	$(23,428)	$4,413	$(5,603)	$—	$(238,678)
Interest expense, net of interest income						(9,541)
Other expense						(123)
Equity in earnings of joint venture						472
Loss before benefit from income taxes						$(247,870)
Depreciation and amortization	$5,755	$107	$432	$165	$—	$6,459
Segment capital expenditures	$4,866	$286	$114	$134	$—	$5,400
Adjusted EBITDA	$29,997	$3,978	$4,900	$(5,020)	$—	$33,855
Adjusted EBITDAR	$34,181	$3,978	$5,115	$(5,006)	$—	$38,268
Three months ended September 30, 2010
Net patient service revenue from external customers	$172,591	$19,160	$17,448	$—	$—	$209,199
Intersegment revenue	324	17,177	—	—	(17,501)	—
Total revenue	$172,915	$36,337	$17,448	$—	$(17,501)	$209,199
Operating income (loss)	$(31,028)	$4,876	$2,957	$(6,807)	$—	$(30,002)
Interest expense, net of interest income						(9,826)

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Other income						9
Equity in earnings of joint venture						746
Loss before benefit from income taxes						$(39,073)
Depreciation and amortization	$5,844	$93	$120	$248	$—	$6,305
Segment capital expenditures	$4,461	$819	$—	$80	$—	$5,360
Adjusted EBITDA	$27,810	$4,969	$3,194	$(5,410)	$—	$30,563
Adjusted EBITDAR	$32,275	$5,008	$3,463	$(5,387)	$—	$35,359
Nine months ended September 30, 2011
Net patient service revenue from external customers	$526,355	$69,051	$58,382	$—	$—	$653,788
Leased facility revenue	1,492	—	—	—	—	1,492
Intersegment revenue	1,281	48,925	—	—	(50,206)	—
Total revenue	$529,128	$117,976	$58,382	$—	$(50,206)	$655,280
Operating income (loss)	$(161,368)	$(12,359)	$10,723	$(20,083)	$—	$(183,087)
Interest expense, net of interest income						(28,766)
Other expense						(477)
Equity in earnings of joint venture						1,583
Loss before benefit from income taxes						$(210,747)
Depreciation and amortization	$17,120	$311	$1,118	$487	$—	$19,036
Segment capital expenditures	$9,932	$489	$333	$362	$—	$11,116
Adjusted EBITDA	$94,810	$15,252	$12,057	$(17,511)	$—	$104,608
Adjusted EBITDAR	$107,612	$15,252	$12,743	$(17,469)	$—	$118,138
Nine months ended September 30, 2010
Net patient service revenue from external customers	$511,830	$54,624	33,035	$—	$—	$599,489
Intersegment revenue	1,011	50,629	—	—	(51,640)	—
Total revenue	$512,841	$105,253	33,035	$—	$(51,640)	$599,489
Operating income (loss)	$12,639	$15,505	4,469	$(19,849)	$—	$12,764
Interest expense, net of interest income						(25,851)
Other income						588
Equity in earnings of joint venture						2,221
Debt retirement costs						$(7,010)
Loss before benefit from income taxes						$(17,288)
Depreciation and amortization	$16,939	$257	$261	$784	$—	$18,241
Segment capital expenditures	$22,124	$1,245	$—	$383	$—	$23,752
Adjusted EBITDA	$82,573	$15,762	$5,478	$(16,573)	$—	$87,240
Adjusted EBITDAR	$96,001	$15,905	$6,051	$(16,508)	$—	$101,449

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of Adjusted EBITDA and Adjusted EBITDAR to net loss is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Adjusted EBITDAR	$38,268	$35,359	$118,138	$101,449
Rent cost of revenue	(4,413)	(4,796)	(13,530)	(14,209)
Adjusted EBITDA	33,855	30,563	104,608	87,240
Depreciation and amortization	(6,459)	(6,305)	(19,036)	(18,241)
Interest expense	(9,711)	(10,086)	(29,319)	(26,535)
Interest income	170	260	553	684
Acquisition costs				(400)
Other expense	265		(27)	479
Debt retirement costs				(7,010)
Expenses related to the exploration of strategic alternatives			(716)
Exit costs related to Northern California divestiture			(820)
Litigation settlement cost, net of recoveries	4,488	(53,505)	4,488	(53,505)
Impairment of long-lived assets	(270,478)	—	(270,478)	—
Benefit from income taxes	15,259	13,766	551	5,406
Net loss	$(232,611)	$(25,307)	$(210,196)	$(11,882)
The following table presents the segment assets as of September 30, 2011 compared to December 31, 2010 (dollars in thousands):

	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Other	Total
September 30, 2011:
Segment total assets	$470,455	$54,202	84,301	$84,930	$693,888
Goodwill and intangibles included in total assets	$2,259	$23,693	69,347	$—	$95,299
December 31, 2010:
Segment total assets	$717,668	$81,863	76,950	$67,809	$944,290
Goodwill and intangibles included in total assets	$244,760	$50,993	62,312	$—	$358,065

5. Income Taxes
For the three months ended September 30, 2011 and 2010, the Company recognized an income tax benefit of $15.3 million and $13.8 million, respectively. For the nine months ended September 30, 2011 and 2010, the Company recognized an income tax benefit of $0.6 million and $5.4 million, respectively. Income taxes were determined primarily by applying the Company's statutory tax rate to the Company's pretax loss for each of the periods after adjustment for expenses not deductible for income tax purposes. The effective tax rate for the three and nine months ended September 30, 2011 was below the statutory rate as $211.1 million of the $267.5 million recorded goodwill impairment charge discussed in Note 2 above was not deductible for income tax purposes. The effective tax rate for the three and nine months ended September 30, 2010 was below the statutory rate as a portion of the recorded Humboldt County Action settlement charge discussed in Note 9 below was not deductible for income tax purposes.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the nine months ended September 30, 2011, total unrecognized tax benefits, including penalties and interest, was $0.1 million. As of September 30, 2011, $0.1 million of unrecognized tax benefits could reasonably be anticipated to reverse within the 12-month rolling period ending September 30, 2012, all of which would result in a benefit to the provision for income taxes.
A reconciliation of the income tax benefit on loss computed at statutory rates to the Company's actual effective rate is summarized as follows:

	Three Months Ended September 30,
	2011		2010

	Amount	Rate	Amount	Rate
Expected benefit at federal statutory rate	$86,755	35.0%	$13,676	35.0%
State taxes, net of federal tax benefit	1,366	0.6%	1,418	3.6%
Permanent portion of goodwill impairment	(73,881)	(29.8)%	—	—%
Permanent portion of class action settlement	—	—	(1,750)	(4.5)%
Federal tax credits	694	0.3%	266	0.7%
Other, net	325	0.1%	156	0.4%
Tax benefit	$15,259	6.2%	$13,766	35.2%

	Nine Months Ended September 30,
	2011		2010

	Amount	Rate	Amount	Rate
Expected benefit at federal statutory rate	$73,762	35.0%	$6,051	35.0%
State taxes, net of federal tax benefit	(37)	—	894	5.2%
Permanent portion of goodwill impairment	(73,881)	(35.1)%	—	—
Permanent portion of class action settlement	—	—%	(1,750)	(10.1)%
Federal tax credits	954	0.5%	616	3.6%
Other, net	(247)	(0.1)%	(405)	(2.3)%
Tax benefit	$551	0.3%	$5,406	31.4%

The Company is subject to taxation in the United States and in various state jurisdictions. The Company's tax years 2007 and forward are subject to examination by the United States Internal Revenue Service and from 2006 forward by the Company's material state jurisdictions. The Internal Revenue Service is conducting a limited scope examination of the Company's 2007 through 2009 tax years.

6. Other Current Assets and Other Assets
Other current assets consisted of the following as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011	December 31, 2010
Current portion of notes receivable, net	$2,785	$3,824
Supplies inventory	2,804	2,809
Income tax refund receivable	2,405	9,074
Other current assets	1,872	112
	$9,866	$15,819

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other assets consisted of the following at September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011	December 31, 2010
Equity investment in joint ventures	$5,415	$5,379
Restricted cash	17,489	14,502
Insurance recoveries	6,830	6,561
Deposits and other assets	4,617	4,594
	$34,351	$31,036

7. Property and Equipment

Property and equipment consisted of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Land and land improvements	$64,984	$66,753
Buildings and leasehold improvements	321,867	321,726
Furniture and equipment	73,511	70,812
Construction in progress	6,093	4,048
	466,455	463,339
Less accumulated depreciation	(90,165)	(76,017)
	$376,290	$387,322

Leased facility assets consisted of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Leased facility assets	14,152	—
Less accumulated depreciation	(3,283)	—
	10,869	—

The Company began leasing five skilled nursing facilities in California to an unaffiliated third party operator in April 2011 and signed a 10-year lease with two 10-year extension options excerciable by the lessee.

8. Other Long-Term Liabilities
Other long-term liabilities consisted of the following at September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011	December 31, 2010
Deferred rent	$6,653	$6,148
Other long-term tax liability	131	18
Asbestos abatement liability	3,976	3,871
Contingent consideration	4,934	5,350
Other noncurrent liabilities	805	597
	$16,499	$15,984

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Commitments and Contingencies
Litigation
Humboldt County Injunction

In connection with the September 2010 settlement of certain class action litigation (the “Humboldt County Action”) against Skilled and certain of its subsidiaries, including twenty-two California nursing facilities operated by Skilled's subsidiaries, Skilled and its defendant subsidiaries entered into settlement agreements with the applicable plaintiffs and agreed to an injunction. The settlement was approved by the Superior Court of California, Humboldt County on November 30, 2010. Under the terms of the settlement agreements, the defendant entities deposited a total of $50.0 million into escrow accounts to cover settlement payments to class members, notice and claims administration costs, reasonable attorneys' fees and costs and certain other payments. The court subsequently approved payments from the escrow of up to approximately $24.8 million for attorneys' fees and costs and $10,000 to each of the three named plaintiffs.  In addition, approximately $9.3 million of settlement proceeds have been distributed to approximately 3,900 of an estimated 43,000 class members. Pursuant to the injunction, the twenty-two defendants that operate California nursing facilities must provide specified nurse staffing levels, comply with specified state and federal laws governing staffing levels and posting requirements, and provide reports and information to an auditor. The injunction will remain in effect for a period of twenty-four months unless extended for additional three-month periods as to those defendants that may be found in violation. Defendants demonstrating compliance for an eighteen-month period may petition for early termination of the injunction. The Company is required to demonstrate over the term of the injunction that the costs of the injunction meet a minimum threshold level pursuant to the settlement agreement, which level, initially $9.6 million, is reduced by the portion attributable to any defendant in the case that no longer operates a skilled nursing facility during the injunction period. The injunction costs include, among other things, costs attributable to (i) enhanced reporting requirements; (ii) implementing advanced staffing tracking systems; (iii) fees and expenses paid to an auditor and special master; (iv) increased labor and labor related expenses; and (v) lost revenues attributable to admission decisions based on compliance with the terms and conditions of the injunction. To the extent the costs of complying with the injunction are less than the agreed upon threshold amount, the defendants will be required to remit any shortfall to the settlement fund.
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Effective September 1, 2008, the Company's California-based skilled nursing facility companies purchased individual general and professional liability insurance policies for claims reported through August 31, 2011, with a per occurrence and annual aggregate coverage limit of $1.0 million and $3.0 million, respectively, and an unaggregated $0.1 million per claim self-insured retention.
Effective September 1, 2008, the Company also had an excess liability policy for claims reported through August 31, 2011, with a $14.0 million per loss limit and an $18.0 million annual aggregate limit for losses arising from claims in excess of $1.1 million for the California skilled nursing facilities and in excess of $1.0 million for all other businesses.

Effective September 1, 2011, the Company purchased excess liability policies with a $25.0 million per loss and in annual aggregate limits in excess of $1.0 million per loss for all businesses. These policies will remain in force for an initial period of one year.
The Company retains an unaggregated self-insured retention of $1.0 million per claim for all of its businesses other than its hospice and home health businesses, which are insured under a separate general and professional liability insurance policy with a $1.0 million per loss limit. The excess liability policy referenced above is also applicable to this policy.
Employee Medical Insurance. Medical preferred provider option programs are offered as a component of the Company's employee benefits. The Company retains a self-insured amount up to a contractual stop loss amount of $0.3 million per claim on its preferred provider organization plan and all other employee medical plans are guaranteed cost plans for the Company.
A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

	As of September 30, 2011							As of December 31, 2010
	General and Professional		Employee Medical		Workers’ Compensation		Total	General and Professional		Employee Medical		Workers’ Compensation		Total
Current	$4,631	(1)	$2,114	(2)	$4,405	(2)	$11,150	$4,037	(1)	$1,965	(2)	$4,484	(2)	$10,486
Non-current	19,414		—		11,432		30,846	20,124		—		11,910		32,034
	$24,045		$2,114		$15,837		$41,996	$24,161		$1,965		$16,394		$42,520

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.
Financial Guarantees
Substantially of all Skilled’s wholly-owned subsidiaries guarantee the Company's 11.0% senior subordinated notes maturing on January 15, 2014 (which are sometimes referred to herein as the "2014 Notes, ") and the Company’s first lien senior secured credit facility. These guarantees are full and unconditional and joint and several. Other subsidiaries of Skilled that are not guarantors of the foregoing debt obligations are considered minor.

10. Stockholders’ Equity
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss refers to revenue, expenses, gains, and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive loss consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. Other comprehensive loss, net of tax, for the three and nine months ended September 30, 2011, was $0.1 million and $0.5 million compared to other comprehensive income, net of tax, of $0.4 million for the three and nine months ended September 30, 2010, respectively.

2007 Incentive Award Plan

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of the stock option grants for the nine months ended September 30, 2011 and 2010 under FASB ASC Topic 718, “Compensation – Stock Compensation,” was estimated on the date of the grants using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2011	2010
Risk-free interest rate	2.80%	2.57%
Expected Life	6.25 years	6.25 years
Dividend yield	—%	—%
Volatility	50.00%	44.18%
Weighted-average fair value	$6.61	$2.81
There were no new stock options granted in the three months ended September 30, 2011 and 2010, respectively. There were 60,491 and 531,339 new stock options granted in the nine months ended September 30, 2011 and 2010, respectively.
There were no options exercised during the three months ended September 30, 2011 and 2,770 options were exercised during the nine months ended September 30, 2011. As of September 30, 2011, there was $1.6 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 2.2 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations. There were no options exercised during the three and nine months ended September 30, 2010.
The following table summarizes stock option activity during the nine months ended September 30, 2011 under the Skilled Healthcare Group, Inc. Amended and Restated 2007 Incentive Award Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	998,578	$9.01
Granted	60,491	$12.87
Exercised	(2,770)	$10.04
Forfeited or cancelled	(16,000)	$15.74
Outstanding at September 30, 2011	1,040,299	$9.13	7.69	$—
Fully vested and expected to vest at September 30, 2011	1,011,926	$9.17	7.67	$—
Exercisable at September 30, 2011	442,573	$10.83	7.01	$—
Aggregate intrinsic value represents the value of Skilled’s closing stock price on the New York Stock Exchange on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.

Compensation related to stock option grants and stock awards included in general and administrative expenses was $0.2 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively. The amount of compensation included in general and administrative expenses was $1.6 million and $1.4 million for the nine months ended September 30, 2011 and 2010, respectively. The amount of compensation included in cost of services was $0.01 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively. The amount of compensation included in cost of services was $0.9 million and $0.7 million for the nine months ended September 30, 2011 and 2010.

11. Fair Value Measurements
Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table summarizes the valuation of the Company’s interest rate hedge transaction and contingent consideration as of September 30, 2011 by the FASB ASC Topic 820, “Fair Value Measurement and Disclosures,” fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate hedges	$—	$(806)	$—	$(806)
Contingent consideration – acquisitions	$—	$—	$(7,421)	$(7,421)
In June 2010, the Company entered into an interest rate cap agreement and an interest rate swap agreement with a bank in order to manage fluctuations in cash flows resulting from interest rate risk. The interest rate cap agreement is for a notional amount of $70.0 million with a cap rate on 1 month LIBOR of 2.0% from July 2010 to December 2011. The interest rate swap agreement is for a notional amount of $70.0 million with a LIBOR rate of 2.3% from January 2012 to June 2013. The Company continues to assess its exposure to interest rate risk on an ongoing basis.
The interest rate swap is required to be measured at fair value on a recurring basis. The fair value of the interest rate swap agreement is determined by calculating the difference between the value of the discounted cash flows of the fixed interest rate of the interest rate swap and the counterparty's forward LIBOR curve, which is the input used in the valuation. The forward LIBOR curve is readily available in public markets or can be derived from information available in publicly quoted markets. Based on this valuation method, the Company has categorized the interest rate swap as Level 2. The Company confirmed that its valuation of the interest rate swap as was in agreement with the counterparty's valuation as of September 30, 2011.
 The change in fair value of interest rate hedge transactions designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations is reported in accumulated other comprehensive income.
On May 1, 2010, the Company completed the Hospice/Home Health Acquisition, acquiring substantially all of the assets of five Medicare-certified hospice companies and four Medicare-certified home health companies located in Arizona, Idaho, Montana and Nevada. As part of the purchase agreement, the purchase consideration included cash, promissory notes, contingent consideration, and deferred cash payments. The contingent consideration arrangement requires the Company to pay contingent payments should the acquired operations achieve certain financial targets based on EBITDA, as defined in the acquisition agreement, which was filed as an exhibit to the Company’s Report on Form 10-Q filed with the SEC on May 4, 2010. The contingent consideration is up to $7.0 million over a period of 5 years. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The contingent consideration was recorded at the date of acquisition in the amount of $4.9 million. As of September 30, 2011, the contingent consideration had a fair value of $6.1 million. This is included in the Company’s accounts payable and accrued liabilities on the balance sheet. The change in fair value related to the contingent consideration is included in the Company's depreciation and amortization on the statements of operations. There has been no change in the valuation technique of the contingent consideration from December 31, 2010 to September 30, 2011.
On July 1, 2011, a wholly-owned subsidiary of the Company acquired Altura Homecare & Rehab. The acquisition includes a contingent earn-out consideration which can be earned based on the achievement of an EBITDA threshold over the three years following the closing. The fair value of the earn-out was valued at $1.3 million as of September 30, 2011.
Below is a table listing the Level 3 rollforward as of September 30, 2011 (in thousands):

Level 3 Rollforward
Value at January 1, 2011	$5,350
Change in fair value	754
Contingent consideration	1,317
Value at September 30, 2011	7,421

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. Debt

The Company’s long-term debt is summarized as follows (dollars in thousands):

	As of September 30, 2011	As of December 31, 2010
Revolving Credit Facility, interest rate comprised of LIBOR (subject to a 1.50% floor) plus 3.75%, which equaled 5.25% at September 30, 2011; collateralized by substantially all assets of the Company; amount due 2015	$—	$26,000
Term Loan, interest rate based on LIBOR (subject to a 1.50% floor) plus 3.75%, which equaled 5.25% at September 30, 2011; net original issue discount of $2,027 and $2,365 at September 30, 2011 and December 31, 2010, respectively; collateralized by substantially all assets of the Company; amount due 2016	352,574	354,935
2014 Senior Subordinated Notes, interest rate 11.0%, with an original issue discount of $251 and $331 at September 30, 2011 and December 31, 2010, respectively, interest payable semiannually, principal due 2014	129,749	129,669
Notes payable, interest rate fixed at 6.5%, payable in monthly installments, collateralized by a first priority deed of trust, due December 2018	1,305	1,411
Hospice/Home Health Acquisition note, interest rate fixed at 6.00%, payable in annual installments	7,968	7,948
Insurance premiums financed	538	—
Total long-term debt	492,134	519,963
Less amounts due within one year	(6,287)	(5,742)
Long-term debt, net of current portion	$485,847	$514,221

Term Loan and Revolving Loan

On April 9, 2010, the Company entered into an up to $360.0 million senior secured term loan and a $100.0 million revolving credit facility (“Restated Credit Agreement”) that amended and restated the senior secured term loan and revolving credit facility that were set to mature in June 2012. As of September 30, 2011, there was zero outstanding on the revolving credit facility. The credit arrangements provided under the Restated Credit Agreement are collectively referred to herein as the Company's senior secured credit facility.
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
In addition, the Company expensed deferred financing fees in the amount of $6.6 million in 2010. In conjunction with the closing of the refinancing, the Company terminated its then existing swap agreements as they were incompatible with the new financing due to the existence of the LIBOR floor. The termination of the swap agreements cost $0.4 million, which was recorded as debt retirement costs.
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

Senior Subordinated Notes

The senior subordinated notes (which are sometimes referred to herein as the "2014 Notes") were issued in December 2005 in the aggregate principal amount of $200.0 million, with an interest rate of 11.0% and a discount of $1.3 million. Interest is payable semiannually in January and July of each year. The 2014 Notes mature on January 15, 2014. The 2014 Notes are unsecured senior subordinated obligations and rank junior to all of the Company's existing and future senior indebtedness, including indebtedness under the Restated Credit Agreement. The 2014 Notes are guaranteed on a senior subordinated basis by certain of the Company's current and future subsidiaries.

On January 15, 2011, the Company became entitled to redeem all or a portion of the 2014 Notes upon not less than 30 nor more than 60 days notice, at a redemption price (expressed in percentages of principal amount on the redemption date) of 102.75% effective January 15, 2011 and 100.0% effective January 15, 2012.

13. Acquisitions

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

14. Subsequent events

On October 24, 2011, wholly-owned subsidiaries of the Company acquired substantially all of the assets of Cornerstone Hospice, Inc., which provides hospices services in the Colton, California and Phoenix, Arizona areas.

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
Business Overview
We are a holding company that owns subsidiaries that operate skilled nursing facilities, assisted living facilities, hospices, home health providers and a rehabilitation therapy business. We have an administrative service company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party facility operators with whom we contract to better focus on delivery of healthcare services. We currently have one such service agreement with an unrelated skilled nursing facility operator. These subsidiaries focus on providing high-quality care to our patients, and other than our assisted living companies, have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of September 30, 2011, we owned or leased 74 skilled nursing facilities and 23 assisted living facilities, together comprising 10,492 licensed beds. We also lease five skilled nursing facilities in California to an unaffiliated third party operator. Our skilled nursing and assisted living facilities, approximately 76.5% of which we own, are located in California, Texas, Iowa, Kansas, Missouri, Nebraska, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. For the nine months ended September 30, 2011, we generated approximately 77.1% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, hospice care and home health services.
Recent Developments and Acquisitions
On July 29, 2011, the Centers for Medicare & Medicaid Services ("CMS") issued a final rule for its fiscal year 2012, which began October 1, 2011. The rule reduced Medicare reimbursement rates for skilled nursing facilities by 11.1% and also made changes to rehabilitation therapy regulations which will have a significant negative effect on the Company's revenue and costs during Medicare's fiscal year ended September 30, 2012 as compared to Medicare's fiscal year ended September 30, 2011. See "- Industry Trends," below for additional information.
As of September 30, 2011, we recorded an impairment charge of $270.5 related to goodwill and intangibles assets primarily as a result of the reduction in anticipated future cash flows from the reduction of reimbursement rates in future periods due to the CMS final rule for Medicare's fiscal year 2012. Additional disclosure and analysis is included below under "Critical Accounting Estimates - Goodwill Impairment Testing."

On July 1, 2011, we acquired Altura Homecare & Rehab, which is a home health care agency serving the Albuquerque, New Mexico market.

On July 11, 2011, we acquired the real property and related operations of Willow Creek Memory Care at San Martin in Las Vegas, Nevada, which is currently licensed for 62 memory care assisted living beds. The facility now operates as Vintage Park at San Martin.

Industry Trends
Medicare and Medicaid Reimbursement
Rising healthcare costs due to a variety of factors, including an aging population and increasing life expectancies, has generated growing demand for post-acute healthcare services in recent years. In an effort to mitigate the cost of providing healthcare benefits, third party payors including Medicare, Medicaid, managed care providers, insurance companies and others have increasingly encouraged the treatment of patients in lower-cost care settings. As a result, in the recent years skilled nursing facilities, which typically have significantly lower cost structures than acute care hospitals and certain other post-acute care settings, have generally been serving larger populations of higher-acuity patients than in the past. However, Medicare and Medicaid reimbursement rates are subject to change from time to time and those changes could materially impact our revenue.

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

On July 29, 2011, the Centers for Medicare & Medicaid Services ("CMS") issued a final rule providing for, among other things, a net 11.1% reduction in PPS payments to skilled nursing facilities for CMS's fiscal year 2012 (which began October 1, 2011) as compared to PPS payments in CMS's fiscal year 2011 (which ended September 30, 2011). The 11.1% reduction is on a net basis, after the application of a 2.7% market basket increase, and reduced by a 1.0% multi-factor productivity adjustment required by the Patient Protection and Affordable Care Act of 2010 ("PPACA"). The final CMS rule also adjusts the method by which group therapy is counted for reimbursement purposes, and changes the timing in which patients who are receiving therapy must be reassessed for purposes of determining their RUG category. We anticipate that, assuming other factors remain constant, CMS's reduced reimbursement rates and other changes effective for its fiscal year 2012 will have a significant and adverse effect on our results of operations when compared to the periods in CMS's fiscal year 2011.

Should future changes in PPS include further reduced rates or increased standards for reaching certain reimbursement levels, our Medicare revenues derived from our skilled nursing facilities (including rehabilitation therapy services provided at our skilled nursing facilities) could be reduced, with a corresponding adverse impact on our financial condition or results of operation. Our rehabilitation therapy, hospice and home health care businesses are also to a large degree directly or indirectly dependent on (and therefore affected by changes in) Medicare and Medicaid reimbursement rates. For example, our rehabilitation therapy business may have difficulty increasing or maintaining the rates it has negotiated with third party nursing facilities in light of the reduced PPS reimbursement rates that took effect on October 1, 2011 as discussed above.

We also derive a substantial portion of our consolidated revenue from Medicaid reimbursement, primarily through our skilled nursing business. Medicaid programs are administered by the applicable states and financed by both state and federal funds. Medicaid spending nationally has increased significantly in recent years, becoming an increasingly significant component of state budgets. This, combined with slower state revenue growth and other state budget demands, has led both the federal government and many states, including California and other states in which we operate, to institute measures aimed at controlling the growth of Medicaid spending (and in some instances reducing it).

Historically, adjustments to reimbursement under Medicare and Medicaid have had a significant effect on our revenue and results of operations. Recently enacted, pending and proposed legislation and administrative rulemaking at the federal and state levels could have similar effects on our business. Efforts to impose reduced reimbursement rates, greater discounts and more stringent cost controls by government and other payors are expected to continue for the foreseeable future and could adversely affect our business, financial condition and results of operations. Additionally, any delay or default by the federal or state governments in making Medicare and/or Medicaid reimbursement payments could materially and adversely affect our business, financial condition and results of operations.

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

•
Home and Community Based Services. PPACA provides that, beginning in October 2011, states can provide home and community-based attendant services and supports through the Community First Choice State plan option. States choosing to provide home and community based services under this option must make them available to assist with activities of daily living, instrumental activities of daily living and health related tasks under a plan of care agreed upon by the individual and his/her representative. For states that elect to make coverage of home and community-based services available through the Community First Choice State plan option, the percentage of the state's Medicaid expenses paid by the federal government will increase by 6 percentage points. PPACA also included additional measures related to the expansion of community and home based services and authorized states to expand coverage of community and home-based services to individuals who would not otherwise be eligible for them. The expansion of home and community based services could reduce the demand for the facility based services that we provide.

•
Health Care-Acquired Conditions. PPACA provides that the Secretary of Health and Human Services must prohibit payments to states for any amounts expended for providing medical assistance for certain medical conditions acquired during the patient's receipt of health care services. CMS adopted a final rule to implement this provision of PPACA in the third quarter of 2011. The new rule prohibits states from making payments to providers under the Medicaid program for conditions that are deemed to be reasonably preventable. It uses Medicare's list of preventable conditions in inpatient hospital settings as the base (adjusted for the differences in the Medicare and Medicaid populations) and provides states the flexibility to identify additional preventable conditions and settings for which Medicaid payment will be denied.

The provisions of PPACA discussed above are examples of recently-enacted federal health reform provisions that we believe may have a material impact on the long-term care profession generally and on our business. However, the foregoing discussion is not intended to constitute, nor does it constitute, an exhaustive review and discussion of PPACA. It is possible that other provisions of PPACA may be interpreted, clarified, or applied to our businesses in a way that could have a material adverse impact on the results of operations. Similar federal and/or state legislation that may be adopted in the future could have similar effects.

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
In our long-term care services segment, we derive the majority of our revenue by providing skilled nursing care and integrated rehabilitation therapy services to residents in our network of skilled nursing facilities. The remainder of our long-term care segment revenue is generated by our assisted living facilities. In our therapy services segment, we derive revenue by providing rehabilitation therapy services to third-party facilities. In our hospice and home health services segment, we provide hospice and home health services.
The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2011		2010
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$164,471	75.8%	$165,796	79.3%	$(1,325)	(0.8)%
Assisted living facilities	7,021	3.3	6,550	3.1	471	7.2
Administration of third party facilities	309	0.1	245	0.1	64	26.1
Facility lease revenue	746	0.3	—	—	746	100.0
Total long-term care services	172,547	79.5	172,591	82.5	(44)	—
Therapy services:
Third-party rehabilitation therapy services	23,158	10.7	19,160	9.2	3,998	20.9
Total therapy services	23,158	10.7	19,160	9.2	3,998	20.9
Hospice & Home Health services:
Hospice	16,132	7.4	13,858	6.6	2,274	16.4
Home Health	5,318	2.4	3,590	1.7	1,728	48.1
Total hospice & home health services	21,450	9.8	17,448	8.3	4,002	22.9
Total	$217,155	100.0%	$209,199	100.0%	$7,956	3.8%

	Nine Months Ended September 30,
	2011		2010
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$505,017	77.1%	$492,280	82.1%	$12,737	2.6%
Assisted living facilities	20,482	3.1	18,871	3.2	1,611	8.5
Administration of third party facilities	856	0.1	679	0.1	177	26.1
Facility lease revenue	1,492	0.2	—	—	1,492	100.0
Total long-term care services	527,847	80.5	511,830	85.4	16,017	3.1
Therapy services:
Third-party rehabilitation therapy services	69,051	10.6	54,624	9.1	14,427	26.4
Total therapy services	69,051	10.6	54,624	9.1	14,427	26.4
Hospice & Home Health services:
Hospice	46,291	7.1	26,786	4.5	19,505	72.8
Home Health	12,091	1.8	6,249	1.0	5,842	93.5
Total hospice & home health services	58,382	8.9	33,035	5.5	25,347	76.7
Total	$655,280	100.0%	$599,489	100.0%	$55,791	9.3%
Sources of Revenue
The following table sets forth revenue consolidated by state and revenue by state as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2011		2010
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$86,484	39.9%	$84,941	40.6%
Texas	47,109	21.7	47,924	22.9
New Mexico	24,041	11.1	21,816	10.4
Kansas	16,810	7.7	15,837	7.6
Missouri	15,482	7.1	14,101	6.7
Nevada	14,827	6.8	13,884	6.6
Montana	3,495	1.6	2,954	1.4
Iowa	2,842	1.3	2,682	1.3
Arizona	2,683	1.2	2,897	1.4
Idaho	2,567	1.2	2,163	1.1
Nebraska	815	0.4	—	—
Total	$217,155	100.0%	$209,199	100.0%

	Nine Months Ended September 30,
	2011		2010
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$269,743	41.2%	$250,960	41.9%
Texas	140,180	21.4	142,144	23.7
New Mexico	68,389	10.4	64,101	10.7
Kansas	51,180	7.8	45,712	7.6
Missouri	46,440	7.1	42,805	7.1
Nevada	44,494	6.8	33,307	5.6
Montana	9,559	1.5	4,930	0.8
Iowa	8,498	1.3	7,074	1.2
Arizona	8,170	1.2	4,809	0.8
Idaho	7,008	1.1	3,647	0.6
Nebraska	1,619	0.2	—	—
Total	$655,280	100.0%	$599,489	100.0%
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
The following table sets forth our Medicare, managed care, private pay/other and Medicaid patient days as a percentage of total patient days and the level of skilled mix for our skilled nursing facilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Medicare	14.2%	15.6%	15.4%	15.9%
Managed care	8.5	7.0	8.2	6.9
Skilled mix	22.7	22.6	23.6	22.8
Private pay and other	16.2	16.2	16.0	16.5
Medicaid	61.1	61.2	60.4	60.7
Total	100.0%	100.0%	100.0%	100.0%
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
Therapy Services Segment
As of September 30, 2011, we provided rehabilitation therapy services to a total of 177 healthcare facilities, including 64 of our facilities, as compared to 169 facilities, including 69 of our facilities, as of September 30, 2010. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. The net increase of 8 facilities serviced was comprised of 23 new facilities serviced, net of 15 cancellations. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered.

Hospice and Home Health Services Segment
Hospice. As of September 30, 2011, we provided hospice care in Arizona, California, Idaho, Montana, Nevada, and New Mexico. We derive substantially all of the revenue from our hospice business from Medicare and managed care reimbursement.

Federal law imposes a Medicare payment cap on hospice service programs. We are managing the Medicare cap and its impact on our hospice business by attempting to address our average length-of-stay on a market-by-market basis. A key component of this strategy is to analyze each hospice program’s mix of patients and referral sources to achieve an optimal balance of the types of patients and referral sources that we serve in each of our programs.

Home Health. We provided home health care in Arizona, New Mexico, Nevada, Idaho, Montana, New Mexico and California as of September 30, 2011. We derive the majority of the revenue from our home health business from Medicare. Net service revenue is recorded under the Medicare payment program based on a 60-day episodic payment rate that is subject to downward adjustment based on certain variables.
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

	Three Months Ended September 30,
	2011					2010
	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage
Medicare	$61,370	$—	$19,022	$80,392	37.0%	$62,390	$—	$16,197	$78,587	37.6%
Medicaid	63,108	—	331	63,439	29.2	65,588	—	288	65,876	31.5
Subtotal Medicare and Medicaid	124,478	—	19,353	143,831	66.2	127,978	—	16,485	144,463	69.1
Managed Care	22,103	—	855	22,958	10.6	18,688	—	205	18,893	9.0
Private pay and other	26,317	23,158	1,243	50,718	23.2	25,925	19,160	758	45,843	21.9
Total	$172,898	$23,158	$21,451	$217,507	100.0%	$172,591	$19,160	$17,448	$209,199	100.0%

	Nine Months Ended September 30,
	2011					2010
	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage
Medicare	$197,657	$—	$53,731	$251,388	38.4%	$188,039	$—	$30,626	$218,665	36.5%
Medicaid	188,145	—	815	188,960	28.8	191,347	—	564	191,911	32.0
Subtotal Medicare and Medicaid	385,802	—	54,546	440,348	67.2	379,386	—	31,190	410,576	68.5
Managed Care	64,595	—	1,154	65,749	10.0	54,851	—	295	55,146	9.2
Private pay and other	77,450	69,051	2,682	149,183	22.8	77,593	54,624	1,550	133,767	22.3
Total	$527,847	$69,051	$58,382	$655,280	100.0%	$511,830	$54,624	$33,035	$599,489	100.0%
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
Private Pay and Other. Private pay and other sources consist primarily of individuals or parties who directly pay for their services or are beneficiaries of the Department of Veterans Affairs.
Critical Accounting Estimates

Goodwill and Other Long-Lived Assets

Goodwill is accounted for under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. In accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other, goodwill is subject to periodic testing for impairment. Goodwill of a reporting unit is tested for impairment on an annual basis, or, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount, between annual testing. We have selected October 1 as the date to test goodwill for impairment on an annual basis. As a result of the July 29, 2011 announcement by CMS regarding the reimbursement reductions that went into effect October 1, 2011, which led to a significant decline in our stock price, we conducted an interim goodwill impairment analysis as of August 31, 2011.

We periodically evaluate the carrying value of our long−lived assets other than goodwill, primarily consisting of our investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future discounted cash flows of the underlying operations to assess recoverability of the assets. Measurement of the amount of the impairment, if any, may be based on independent appraisals, established market values of comparable assets or estimates of future cash flows expected. The estimates of these future cash flows are based on assumptions and projections believed by management to be reasonable and supportable. They require management's subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions may vary by type of long−lived asset.

Goodwill Impairment Testing

We compare the fair value of each reporting unit to its carrying amount on an annual basis to determine whether there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent the fair value of goodwill is less than its carrying value.

As of August 31, 2011, after the fair value determined above was compared to the carrying value of each reporting entity, we concluded that the carrying value of the long-term care and therapy services reporting units exceeded their fair value and step two of the analysis was performed. The fair value of the hospice and home health reporting units exceeded their carrying value.

We assessed the fair value of the long-term care and therapy services reporting units for goodwill impairment based upon a combination of the discounted cash flow (income approach) and guideline public company method (market approach). The income and market approaches were given equal weighting.

The discounted cash flow and market approach methodologies utilized in estimating the fair value of our reporting units for purposes of goodwill impairment testing requires various judgmental assumptions about revenues, EBITDA and operating margins, growth rates, and working capital requirements. In determining those judgmental assumptions, we make a number of judgments regarding a variety of data, including-for each reporting unit, the annual budget for the upcoming year, the longer−term business plan, economic projections, anticipated future cash flows, market data, and historical cash flow growth rates. As we have not yet prepared our budget for the year ended December 31, 2012, our current forecast was utilized for the August 31, 2011 impairment analysis.

Below are the key assumptions used to estimate the fair value for our long−term care reporting unit at the time of our August 31, 2011 goodwill impairment test using the income approach:

•A revenue reduction of 6.1% for the initial 12 month period as a result of the 11.1% Medicare rate reduction effective October 1, 2011;
•2.0% long−term revenue growth rate beginning in 2012; and 9.5% discount rate

Our long−term care reporting unit experienced an average annual compounded growth rate in external revenue from 2007 to 2010 of 7.7%. However, we selected a long term growth rate of 2.0% for the discounted cash flow analysis conducted as part of the impairment analysis because the historical growth rate includes acquisitions, de novo developments and the increase that resulted from RUGs IV being implemented on October 1, 2010. The 2.0% long-term growth rate is our expected long−term growth rate from a combination of reimbursement rate increases, occupancy and skilled mix increases. This growth rate was assumed to be 3.0% in the prior year analysis with a 2.5% growth rate in the terminal year. The reduction in the assumed revenue growth rate in the current year analysis is due to the increased pressure placed on the federal and state governments to limit and even reduce spending.
The operating expenses projected under the discounted cash flow method were based upon our historical expenses as a percentage of long−term care revenue adjusted for known efficiencies or additional costs to be incurred. Capital expenditures were based upon expected expenditures per bed.

The discount rate used to calculate the present value of cash flows under the discounted cash flow method is a significant assumption in the analysis. The discount rate was developed using the capital asset pricing model through which a weighted average cost of capital was derived. The cost of equity was assumed to be 15.6% and the pre-tax cost of debt was assumed to be 9.0%. Assuming a capital structure of 60% debt and 40% equity, the average cost of capital was determined to be 9.5%, which was used as the discount rate. A 0.5% decrease in the discount rate would increase the equity value of the long-term care reporting unit by approximately $48 million, or 38%, using the income approach. Increasing the long term revenue growth rate by 0.5% increases the equity value by approximately $38 million, or 30%, using the income approach.

For the market approach, we compared ourselves to a peer group of other public companies. As several of our peers lease a higher percentage of their skilled nursing facilities than we do, the metric used was total invested capital, or TIC, divided by earnings before interest, tax, depreciation, amortization and rent, or EBITDAR. The average TIC divided by projected 2012 EBITDAR for the peer group, including us, was 6.1. For our market valuation a multiple of 6.5 was selected along with a control premium of 30%, based upon historical transactions. The market valuation multiple used was selected based upon company specific operating statistics as compared to the market participants.

As the result of this evaluation indicated that the reporting unit's carrying value of equity exceeded the fair value of equity, we performed step two of the goodwill impairment analysis for the long−term care reporting unit. In this test, the carrying value of goodwill is adjusted to its fair value. Each asset and liability was ascribed a value based on fair value standards under generally accepted accounting principles. However, no change in book value for any assets or liabilities (other than goodwill) was recognized on our September 30, 2011 balance sheet as we have not elected the fair value option of reporting. We used forecasted occupancy rates, operating income, market rental rates and capitalization rates to calculate the fair value of the skilled nursing and assisted living facilities, the largest non−goodwill asset of the long−term care reporting unit. The assumptions varied by facility. We determined the fair value of the skilled healthcare facilities exceeded their carrying value in the aggregate. The fair value of the long−term care reporting unit was used for the equity value of the long−term care reporting unit in the step two analysis. The fair value of the remaining assets and liabilities (other than goodwill) was substantially equivalent to their carrying value.

Upon completion of step two, we recorded a goodwill impairment charge of $243.2 million, or all of the goodwill, at our long−term care reporting unit.

Below are the key assumptions used to estimate the fair value for our therapy reporting unit at the time of our August 31, 2011 goodwill impairment test using the income approach:

• 2.0% long−term growth rate; and
• 12.5% discount rate

Our therapy services reporting unit experienced an average annual compounded (negative) growth rate in external revenue from 2007 to 2010 of (2.1%). This decline in revenue was primarily the result of the loss of two customers in the fourth quarter of 2009. As such, we selected a long term growth rate of 2.0% for the discounted cash flow analysis conducted as part of the impairment analysis as the 2.0% long-term growth rate is our expected long−term growth rate from a combination of rate increases as well as occupancy and skilled mix increases at our third party customers. This growth rate was assumed to be 3.0% in the prior year analysis with a 2.5% growth rate in the terminal year. The reduction in the assumed revenue growth rate in the current year analysis is due to the increased pressure placed on the federal and state governments to limit and even reduce spending.

The operating expenses projected under the discounted cash flow method were based upon our historical expenses as a percentage of therapy revenue adjusted for known efficiencies or additional costs to be incurred. Capital expenditures in the therapy services reporting unit have historically been negligible.

The discount rate used to present value cash flows under the discounted cash flow method is a significant assumption in the analysis. The discount rate was developed using the capital asset pricing model through which a weighted average cost of capital was derived. The cost of equity was assumed to be 14.3% and the pre-tax cost of debt was assumed to be 10.0%. Assuming a capital structure of 25% debt and 75% equity, the average cost of capital was determined to be 12.5%, which was used as the discount rate. A 0.5% decrease in the discount rate would increase the equity value of the therapy reporting unit by approximately $2 million, or 8%, using the income approach. Increasing the long term revenue growth rate by 0.5% increases the equity value by approximately $1 million, or 4%, using the income approach.

For the market approach, we compared ourselves to a peer group of other public companies. The metric used was total invested capital, or TIC, divided by earnings before interest, tax, depreciation and amortization, or EBITDA. The average TIC divided by projected 2012 EBITDAR for the peer group, including us, was 4.7. For our market valuation a multiple of 5.0 was selected along with a control premium of 30%, based upon historical transactions.

As the result of this evaluation indicated that the reporting unit's carrying value of equity exceeded the fair value of equity, we performed step two of the goodwill impairment analysis for the therapy services reporting unit. In this test, the carrying value of goodwill is adjusted to its fair value. Each asset and liability was ascribed a value based on fair value standards under generally accepted accounting principles. As a result of this analysis, a $3.0 million impairment charge was recognized related to the Hallmark Rehabilitation business' trade name, a long-lived intangible asset. No other change in book value for any assets or liabilities (other than goodwill) was recognized on our September 30, 2011 balance sheet as we have not elected the fair value option of reporting. The fair value of the therapy services reporting unit was used for the equity value of the long−term care reporting unit in the step two analysis. The fair value of the remaining assets and liabilities (other than goodwill and the trade name) was substantially equivalent to their carrying value.

Upon completion of step two, we recorded a goodwill impairment charge of $24.3 million at our therapy services reporting unit. Prior to the goodwill impairment charge, the therapy reporting unit had goodwill for $34.0 million

Our goodwill impairment analysis is subject to uncertainties due to uncontrollable events, including the strategic decisions made in response to economic or competitive conditions, the general economic environment, and material changes in Medicare and Medicaid reimbursement that could positively or negatively impact anticipated future operating conditions and cash flows. In addition, our goodwill impairment analysis is subject to current economic uncertainties.

As of September 30, 2011, goodwill in the amount of $72.8 million was recorded in our consolidated balance sheet, of which $9.7 million related to the rehabilitation therapy unit, $42.1 million related to the hospice reporting unit and $21.0 million related to the home health reporting unit.

Other

Discussion of our other critical accounting estimates is included in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which we filed with the Securities and Exchange Commission on February 14, 2011.
Results of Operations
The following table summarizes some of our key performance indicators, along with other statistics, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Occupancy statistics (skilled nursing facilities):
Available beds in service at end of period	8,814	9,378	8,814	9,378
Available patient days	810,670	855,522	2,438,072	2,528,567
Actual patient days	672,636	709,792	2,025,664	2,108,941
Occupancy percentage	83.0%	83.0%	83.1%	83.4%
Average daily number of patients	7,311	7,715	7,420	7,725
Revenue per patient day (skilled nursing facilities prior to intercompany eliminations)
LTC only Medicare (Part A)	$572	$498	$574	$497
Medicare blended rate (Part A & B)	636	566	633	560
Managed care	389	374	388	377
Medicaid	153	151	154	149
Private and other	175	168	177	169
Weighted-average for all	$246	$234	$251	$234

The following table sets forth details of our revenue, expenses and earnings (loss) as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	79.9	80.6	79.4	80.5
Rent cost of revenue	2.0	2.3	2.1	2.4
General and administrative	2.5	2.9	3.0	3.1
Litigation settlement costs, (net of recoveries)	(2.1)	25.6	(0.7)	8.9
Depreciation and amortization	2.9	3.0	2.8	3.0
Impairment of long-lived assets	124.6	—	41.3	—
	209.8	114.4	127.9	97.9
Other income (expenses):
Interest expense	(4.5)	(4.8)	(4.5)	(4.4)
Interest income	0.1	0.1	0.1	0.1
Other income (expense)	(0.1)	—	(0.1)	0.1
Equity in earnings of joint venture	0.2	0.4	0.2	0.4
Debt retirement costs	—	—	—	(1.2)
Total other income (expenses), net	(4.3)	(4.3)	(4.3)	(5.0)
Loss from continuing operations before benefit from income taxes	(114.1)	(18.7)	(32.2)	(2.9)
Benefit from income taxes	(7.0)	(6.6)	(0.1)	(0.9)
Net loss	(107.1)%	(12.1)%	(32.1)%	(2.0)%

Adjusted EBITDA(1)	15.6%	14.6%	16.0%	14.6%
Adjusted EBITDAR(2)	17.6%	16.9%	18.0%	16.9%
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Reconciliation from net income to EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR (in thousands):
Net loss	$(232,611)	$(25,307)	$(210,196)	$(11,882)
Interest expense, net of interest income	9,541	9,826	28,766	25,851
Benefit from income taxes	(15,259)	(13,766)	(551)	(5,406)
Depreciation and amortization expense	6,459	6,305	19,036	18,241
EBITDA	(231,870)	(22,942)	(162,945)	26,804
Rent cost of revenue	4,413	4,796	13,530	14,209
EBITDAR	(227,457)	(18,146)	(149,415)	41,013
EBITDA	(231,870)	(22,942)	(162,945)	26,804
Impairment of long-lived assets	270,478	—	270,478	—
Litigation settlement costs, (net of recoveries)	(4,488)	53,505	(4,488)	53,505
Other expense (income)	(265)	—	27	(479)
Debt retirement costs	—	—	—	—
Expenses related to the exploration of strategic alternatives	—	—	716	—
Exit costs related to the Northern California divestiture	—	—	820	—
Acquisition costs	—	—	—	400
Adjusted EBITDA	33,855	30,563	104,608	80,230
Rent cost of revenue	4,413	4,796	13,530	14,209
Adjusted EBITDAR	$38,268	$35,359	$118,138	$94,439

(1)
We define EBITDA as net income (loss) before depreciation, amortization and interest expense (net of interest income) and the benefit from income taxes. EBITDA margin is EBITDA as a percentage of revenue. Adjusted EBITDA is EBITDA adjusted for non-core business items, which for this report includes gains or losses on sale of assets, due diligence, impairment of long-lived assets, litigation settlement cost, debt retirement costs, and exit cost (each to the extent applicable in the appropriate period.)

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
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Revenue. Revenue increased $8.0 million, or 3.8%, to $217.2 million in the three months ended September 30, 2011 from $209.2 million in the three months ended September 30, 2010.
Long term care services

	Three Months Ended September 30,
	2011		2010		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$164.5	75.8%	$165.8	79.3%	$(1.3)	(0.8)%
Assisted living facilities	7.0	3.3	6.6	3.1	0.5	7.2
Administration of third party facilities	0.3	0.1	0.2	0.1	0.1	26.1
Leased facility revenue	0.7	0.3	$—	—	0.7	100.0
Total long-term care services	$172.5	79.5%	$172.6	82.5%	$—	—%
Skilled nursing facilities revenue decreased $1.3 million in the third quarter of 2011 as compared to the third quarter of 2010. Revenue increased $8.1 million for skilled nursing facilities operated for all of the three months ended September 30, 2011 and 2010, of which $7.8 million was due to a higher weighted average per patient day rate and a $0.3 million was due to an increase in occupancy rates. Additionally, there were increases of $1.6 million from the opening of the Forth Worth Center of Rehabilitation completed in June 2010 and $0.8 million due to the acquisition of the Rehabilitation Center of Omaha in April 2011, offset by a decrease of $2.6 million of revenue from the sale of Westside Campus of Care in December 2010 and a decrease of $6.9 million of revenue due to the transfer of operations of five skilled nursing facilities in northern California to an unaffiliated third party operator in April 2011. The reduction in revenue related to the transfer of operations of the five skilled nursing facilities was $7.6 million net of the $0.7 million of lease facility revenue. Skilled mix increased to 22.7% in the three months ended September 30, 2011 from 22.6% in the three months ended September 30, 2010. Our average daily Part A Medicare rate increased 14.9% to $572 in the three months ended September 30, 2011 from $498 in the three months ended September 30, 2010, primarily due to the October 2010 implementation of RUGs IV. Our skilled nursing Medicare rates were decreased by 11.1% effective October 1, 2011 which will negatively impact skilled nursing revenues in future periods. Our average daily Medicaid rate increased 1.3% to $153 in the three months ended September 30, 2011 from $151 per day in the three months ended September 30, 2010, primarily due to increased Medicaid rates in California, Kansas, and New Mexico.

These increases in Medicaid rates were substantially offset by increases in the provider taxes in those states. We expect overall Medicaid rates for the states we operate in to stay flat for the states' fiscal 2012 as compared to fiscal 2011. While same store admission volume has increased, we have experienced a decrease in our patients' average length of stay. We believe this to be primarily attributable to acuity and the economic factors affecting our business and the additional options patients have to return home. Revenue at our assisted living facilities increased to $7.0 million in the three months ended September 30, 2011 from $6.6 million in the three months ended September 30, 2010. The increase was primarily due to the acquisition of Vintage Park at San Martin in July 2011.
Therapy services

	Three Months Ended September 30,
	2011		2010		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$38.9	17.9%	$36.4	17.4%	$2.5	6.9%
Intersegment elimination of services related to affiliated entities	(15.7)	(7.2)	(17.2)	(8.2)	1.5	(8.7)
Third party therapy services	$23.2	10.7%	$19.2	9.2%	$4.0	20.9%
Third party rehabilitation therapy services revenue increased $2.5 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily as a result of negotiated rate increases and higher Medicare Part B billings.
Hospice & Home Health services

	Three Months Ended September 30,
	2011		2010		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$16.1	7.4%	$13.9	6.6%	$2.2	16.4%
Home Health	5.3	2.4	3.6	1.7	1.7	48.1
Total hospice & home health services	$21.4	9.8%	$17.5	8.3%	$3.9	22.9%

Hospice and home health services revenue increased $4.0 million in the third quarter of 2011 as compared to the third quarter of 2010, as a result of our completion of our acquisition of Altura Homecare & Rehab in July 2011 (the "Altura Acquisition") and from an increase in the hospice average daily census of 188 from 943 to $1,131 for the three months ended September 30, 2011.
Cost of Services Expenses. Cost of services expenses increased $4.9 million, or 2.9%, to $173.5 million, or 79.9% of revenue, in the three months ended September 30, 2011, from $168.6 million, or 80.6% of revenue, in the three months ended September 30, 2010.

Long term care services

	Three Months Ended September 30,
	2011		2010		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$127.5	77.5%	$130.4	78.6%	$(2.9)	(2.2)%
Assisted living facilities	5.1	72.7	4.6	70.5	0.5	12.7
Regional operations support	5.7	n/a	5.5	n/a	0.2	3.9
Total long-term care services	$138.3	80.2%	$140.5	81.4%	$(2.2)	(1.5)%
Cost of services expenses at our skilled nursing facilities decreased $2.9 million in the third quarter of 2011 as compared to the third quarter of 2010. This decrease was substantially due to a decrease of $6.1 million of expenses related to the transfer of operations of five skilled nursing facilities in northern California to an unaffiliated third party operator in April 2011 and a decrease of $2.1 million due to the sale of Westside Campus of Care in December 2010, offset by an increase of $0.7 million related to the acquisition of the Rehabilitation Center of Omaha in April 2011, and a $4.4 million increase in operating costs at facilities acquired or developed prior to July 1, 2010. This $4.4 million increase resulted from an increase in operating costs of $6.27 per patient day ("PPD"), or 3.4%, to $190.03 PPD in the three months ended September 30, 2011 from $183.76 for the three months ended September 30, 2010. These additional operating costs resulted from a $2.2 million increase in labor costs, which represented an increase of $3.03, or 2.9%, on a PPD basis. A significant portion of the increase in labor costs is attributable to time required to complete the increase in documentation required by MDS 3.0 which was effective October 1, 2010. Additionally, the increase in operating costs resulted from a $1.1 million increase in taxes and licenses, which was primarily due to an increase in provider taxes, $0.4 million of purchased services and a $0.6 million increase in expenses related to food and supplies. Cost of services expenses at our assisted living facilities increased $0.5 million in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase was primarily due to the acquisition of Vintage Park at San Martin in July 2011.

Therapy services

	Three Months Ended September 30,
	2011			`	2010			Increase/(Decrease)
	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue		Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

								Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$38.9	$34.9	89.8%		$36.3	$31.3	86.2%	$3.6	11.5%
Total therapy services	$38.9	$34.9	89.8%		$36.3	$31.3	86.2%	$3.6	11.5%

Rehabilitation therapy costs as a percentage of revenue increased in the three months ended September 30, 2011, as compared to the same period in 2010 primarily due to the changes related to concurrent therapy, which has resulted in a requirement for more treatment time by licensed therapists. This, along with the loss of the ability to utilize rehabilitation aides to provide supervised treatments, has created an increase in the demand for therapists which in turn has raised labor costs. As a result, labor and benefit costs per minute of service have increased more than revenue per minute of service. The change in methodology for counting concurrent therapy has created a more challenging operating environment to maintain productivity for the three months ended September 30, 2011 as compared to the prior year. The negative impact to productivity from the concurrent therapy change was partially offset by rate increases and increasing group therapy treatments and an increase in volumes at both affiliated and non-affiliated facilities. CMS rulemaking effective for its fiscal year 2012 (which began October 1, 2011) effectively creates a financial penalty for providing group therapy treatments in contrast to its policy which promoted such efficiencies in prior fiscal years. CMS also made changes effective October 1, 2011 which require additional therapy time to provide more frequent assessments of the patients we treat. These two factors will negatively impact the margins of the therapy business in future periods.

Hospice and home health services

	Three Months Ended September 30,
	2011		2010		Increase/(Decrease)
	Cost of Service Dollars	Percentage of Revenue	Cost of Service Dollars	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Hospice	$11.6	71.9%	$10.8	78.1%	$0.8	7.2%
Home Health	4.8	90.1	3.3	91.5	1.5	45.9
Total hospice & home health services	$16.4	76.4%	$14.1	80.8%	$2.3	16.2%

The increase in hospice cost of service is commensurate with the increase in revenue. The improvement in operating our hospice operations is the result of improvements in our legacy hospice operations which leverages fixed overhead costs. The increase in home health cost of services was primarily a result of our completion of the Altura Acquisition in July 2011.
Rent cost of revenue. Rent cost of revenue decreased $0.4 million, or 8.3%, to $4.4 million, or 2.0% of revenue, in the three months ended September 30, 2011 from $4.8 million, or 2.3% of revenue, in the three months ended September 30, 2010. The decrease is primarily related to the purchase of two previously leased facilities in December 2010.
General and Administrative Services Expenses. Our general and administrative services expenses decreased $0.6 million, or 10.0%, to $5.4 million, or 2.5% of revenue, in the three months ended September 30, 2011 from $6.0 million, or 2.9% of revenue, in the three months ended September 30, 2010. The decrease is primarily related to a $0.6 million reversal of stock compensation expense for performance stock awards for which the performance criteria are no longer expected to be met.
Litigation Settlement Costs, net of Recoveries. Litigation settlement expense, net of recoveries for the three months ended September 30, 2011 represented primarily insurance recoveries of $4.5 million related to the $53.5 million in litigation settlement expense that we recorded during the third quarter of 2010 consisting of $50.0 million cash settlement related to the Humboldt County Action, $3.0 million of related legal expenses, and $0.5 million in costs related to a securities class action related to our initial public offering (which was settled in September 2010).

Depreciation and Amortization. Depreciation and amortization increased by $0.2 million, or 3.16%, to $6.5 million in the three months ended September 30, 2011 from $6.3 million in the three months ended September 30, 2010, as additional assets have been placed in service since September 30, 2010.

Impairment of long-lived assets. We recorded a goodwill impairment charge of $267.5 million and a $3.0 million impairment charge related to a long-lived asset in the three months ended September 30, 2011. There was no comparable charge recorded in the three months ended September 30, 2010. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Goodwill and Other Long-Lived Assets” for a more detailed discussion of the impairment charges.

Interest Expense. Interest expense decreased by $0.4 million, or 4.0%, to $9.7 million in the three months ended September 30, 2011 from $10.1 million in the three months ended September 30, 2010. The decrease in our interest expense was primarily due to a decrease in the average debt outstanding for the three months ended September 30, 2011 of $497.4 million, as compared to $518.0 for the three months ended September 30, 2010.
Interest Income. Interest income remained consistent at $0.2 million for the three months ended September 30, 2011 and 2010.
Equity in Earnings of Joint Venture. Equity earnings of our pharmacy joint venture decreased $0.2 million, or 28.5%, to $0.5 million in the three months ended September 30, 2011 from $0.7 million in the three months ended September 30, 2010.
Benefit from Income Taxes. Tax benefit was $15.3 million, or 6.2% of pre-tax earnings, for the three months ended September 30, 2011, as compared to tax benefit of $13.8 million, or 35.3% of pre-tax loss, for the three months ended

September 30, 2010. The change in effective tax rate for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to the significant nondeductible portion of the goodwill impairment charge recorded for the three months ended September 30, 2011.
Loss before benefit from income taxes. Loss before provision of incomes taxes increased by $208.8 million to $247.9 million in the three months ended September 30, 2011 from $39.1 million in the three months ended September 30, 2010. The $208.8 million increase was related primarily to the $270.5 million charge of impairment of long lived assets, an increase of $4.9 million in cost of services, an increase of $0.5 million in other (expense) income, offset by an increase in revenue of $8.0 million, a decrease in rent cost of revenue of $0.4 million, a decrease in general and administrative expense of $0.6 million, a increase of depreciation and amortization expense of $0.2 million and a decrease in interest expense of $0.4 million expense and a decrease in litigation settlement cost, net of recoveries of $58.0, million, all discussed above.
EBITDA. EBITDA decreased by $209.0 million to a loss of $231.9 million in the three months ended September 30, 2011 from a loss of $22.9 million in the three months ended September 30, 2010. The $209.0 million decrease was primarily related to the $270.5 impairment of long-lived assets, $8.0 million increase in revenue offset by a $4.9 million increase in cost of services expense, all discussed above.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Revenue. Revenue increased $55.8 million, or 9.3%, to $655.3 million in the nine months ended September 30, 2011 from $599.5 million in the nine months ended September 30, 2010.
Long term care services

	Nine Months Ended September 30,
	2011		2010		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$505.0	77.1%	$492.3	82.1%	$12.7	2.6%
Assisted living facilities	20.5	3.1	18.9	3.1	1.6	8.5
Administration of third party facilities	0.9	0.1	0.7	0.1	0.2	26.1
Leased facility revenue	1.5	0.2	—	—	1.5	100.0
Total long-term care services	$527.9	80.5%	$511.9	85.3%	$16.0	3.1%
Skilled nursing facilities revenue increased $12.7 million in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Revenue increased $27.3 million for skilled nursing facilities operated for all of the nine months ended September 30, 2010 and 2011, of which $31.3 million was due to a higher weighted average PPD rate, offset by a $4.0 million decrease due to a decline in occupancy rates, which occurred primarily at our Texas facilities. Additionally, there were increases of $6.0 million from the opening of the Fort Worth Center of Rehabilitation in June 2010 and $1.6 million from the acquisition of the Rehabilitation Center of Omaha in April 2011, offset by a decreases of $8.0 million of revenue from the sale of Westside Campus of Care in December 2010 and $14.0 million from the transfer of operations of five skilled nursing facilities in northern California to an unaffiliated third party operator in April 2011. The reduction in revenue related to the transfer of operations of the five skilled nursing facilities was $12.5 million net of the $1.5 million of lease revenue that we received as a result of leasing the facilities to the third party operator. Skilled mix increased to 23.6% in the nine months ended September 30, 2011 from 22.8% in the nine months ended September 30, 2010. Our average daily Part A Medicare rate increased 15.5% to $574 in the nine months ended September 30, 2011 from $497 in the nine months ended September 30, 2010, primarily due to the October 2010 implementation of RUGs IV. Our skilled nursing Medicare rates were decreased by 11.1% effective October 1, 2011 which will negatively impact skilled nursing revenues in future periods. Our average daily Medicaid rate increased 2.7% to $154 in the nine months ended September 30, 2011 from $149 per day in the nine months ended September 30, 2010, primarily due to increased Medicaid rates in California, Kansas and New Mexico. These increases in Medicaid rates were substantially offset by increases in the provider taxes in those states. We expect overall Medicaid rates for the states we operate in to stay flat for the states' fiscal 2012 as compared to fiscal 2011. While same store admission volume has increased, we have experienced a decrease in our patients' average length of stay. We believe this to be primarily attributable to acuity and the economic factors affecting our business and the additional options patients have to return home. Revenue at our assisted living facilities increased to $20.5 million in the nine months ended September 30, 2011 from $18.9 million in the nine months ended September 30, 2010. Of this $1.6 million increase at our assisted living facilities, $1.3 million was from assisted living facilities that operated for all of the nine months ended September 30, 2010 and 2011.Our revenue related to the administration of third party facilities increased $0.2 million in the nine months ended

September 30, 2011 and 2010.
Therapy services

	Nine Months Ended September 30,
	2011		2010		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$118.0	18.0%	$105.3	17.7%	$12.7	12.1%
Intersegment elimination services related to affiliated entities	(48.9)	(7.4)	(50.7)	(8.6)	1.8	3.6
Third party therapy services	$69.1	10.6%	$54.6	9.1%	$14.5	26.6%
Third party rehabilitation therapy services revenue increased $14.5 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily as a result of the negotiated rate increase and higher Medicare Part B billings.
Hospice & Home Health services

	Nine Months Ended September 30,
	2011		2010		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$46.3	7.1%	$26.8	4.6%	$19.5	72.8%
Home Health	12.1	1.8	6.2	1.0	5.9	93.5
Total hospice & home health services	$58.4	8.9%	$33.0	5.6%	$25.4	76.7%

Hospice and home health services revenue increased in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, as a result of our completion of the Hospice/Home Health Acquisition in May 2010 and from an increase in the average daily census of our hospice businesses, which increased from 621 for the nine months ended September 30, 2010 to 1,070 for the nine months ended September 30, 2011.
Cost of Services Expenses. Cost of services expenses increased $38.0 million, or 7.9.5%, to $520.3 million, or 79.4 of revenue, in the nine months ended September 30, 2011, from $482.3 million, or 80.5% of revenue, in the nine months ended September 30, 2010.

Long-term care services

	Nine Months Ended September 30,
	2011		2010		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$388.7	77.0%	$386.3	78.4%	$2.4	0.6%
Assisted living facilities	14.7	71.6	13.4	70.9	1.3	10.0
Regional operations support	18.6	n/a	16.7	n/a	1.9	10.9
Total long-term care services	$422.0	79.9%	$416.4	81.3%	$5.6	1.3%
Cost of services expenses at our skilled nursing facilities increased $2.4 million in the nine months ended September 30,

2011 as compared to the nine months ended September 30, 2010. This increase was substantially due to $4.5 million of additional expenses related to the Fort Worth Center of Rehabilitation which opened September 2010, $1.4 million of additional expenses due to the acquisition of the Rehabilitation Center of Omaha in April 2011, and $12.8 million of additional expenses from operating costs increasing at facilities acquired or developed prior to January 1, 2010. This $12.8 million increase resulted from an increase in operating costs of $8.02 PPD, or 4.7%, to $190.95 PPD in the nine months ended September 30, 2011 from $182.93 for the nine months ended September 30, 2010. The increase in cost of services expenses was offset by a decrease of $6.2 million of expenses due to the sale of Westside Campus of Care in December 2010 and a decrease of $10.9 million due to the transfer of operations of five skilled nursing facilities in northern California to an unaffiliated third party operator in April 2011. The $12.8 million increase in operating costs resulted from a $6.2 million increase in labor costs, which represented an increase of $4.00, or 3.8%, on a PPD basis. A significant portion of the increase in labor costs is attributable to the increase in personnel and annual salary increases. Additionally, the increase in operating costs resulted from a $3.6 million increase in taxes and licenses, which was primarily due to an increase in provider taxes, $0.7 million increase in expenses related to rehab/ancillaries, $1.7 million increase in expenses related to food and supplies, $0.9 million in expenses related to purchase services and $0.2 million increase in expenses related to bad debt, offset by a decrease in insurance and other operating expenses of $0.6 million. Cost of services expenses at our assisted living facilities increased $1.3 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, $1.0 million of which was at assisted living facilities that operated for all of the nine months ended September 30, 2010 and 2011.

Therapy services

	Nine Months Ended September 30,
	2011			`	2010			Increase/(Decrease)
	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue		Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

								Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$118.0	$102.7	87.1%		$105.2	$89.3	84.9%	$13.4	15.0%
Total therapy services	$118.0	$102.7	87.1%		$105.2	$89.3	84.9%	$13.4	15.0%
Rehabilitation therapy costs as a percentage of revenue increased from 84.9% to 87.1% in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to changes related to concurrent therapy, which has resulted in a requirement for more treatment time by licensed therapists. This, along with the loss of the ability to utilize rehabilitation aides to provide supervised treatments, has created an increase in the demand for therapists which has increased labor costs. As a result, labor and benefit costs per minute of service have increased more than revenue per minute of service. The change in methodology for counting concurrent therapy has created a more challenging operating environment to maintain productivity for the nine months ended September 30, 2011 as compared to the prior year. The negative impact to productivity from the concurrent therapy change was partially offset by rate increases and increasing group therapy treatments and an increase in volumes at both affiliated and non-affiliated facilities. CMS rulemaking effective for its fiscal year 2012 (which began October 1, 2011) effectively creates a financial penalty for providing group therapy treatments in contrast to its policy which promoted such efficiencies in prior fiscal years. CMS also made changes effective October 1, 2011 which require additional therapy time to provide more frequent assessments of the patients we treat. These two factors will negatively impact the margins of the therapy business in future periods.

Hospice and home health services

	Nine Months Ended September 30,
	2011		2010		Increase/(Decrease)
	Cost of Service Dollars	Percentage of Revenue	Cost of Service Dollars	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Hospice	$34.4	74.3%	$22.2	82.9%	$12.2	54.9%
Home Health	11.5	94.9	5.5	88.3	6.0	107.5
Total hospice & home health services	$45.9	78.5%	$27.7	83.9%	$18.2	65.4%

The increase in hospice and home health cost of services was primarily a result of our completion of the Hospice/Home Health Acquisition in May 2010. Cost of services as a percentage of revenue improved as the acquired hospice companies have higher operating margins then our legacy hospice operations, as well as from improved census in our legacy operations, which leverages fixed overhead costs.
Rent cost of revenue. Rent cost of revenue decreased $0.7 million, or 4.9%, to $13.5 million, or 2.1% of revenue, in the nine months ended September 30, 2011 from $14.2 million, or 2.3% of revenue, in the nine months ended September 30, 2010. The decrease is primarily related to the purchase of two previously leased facilities in December 2010.
General and Administrative Services Expenses. Our general and administrative services expenses increased $1.1 million, or 5.9%, to $19.6 million, or 3.0% of revenue, in the nine months ended September 30, 2011 from $18.5 million, or 3.0% of revenue, in the nine months ended September 30, 2010. The increase is primarily related to a $0.5 million increase of cost compensation costs and $0.7 million related to the exploration of strategic alternatives.

Depreciation and Amortization. Depreciation and amortization increased by $0.8 million, or 4.4%, to $19.0 million, or 2.8% of revenue, in the nine months ended September 30, 2011 from $18.2 million, in the nine months ended September 30, 2010. This increase is primarily a result of the change in fair value related to the contingent consideration due to the Hospice/Home Health Acquisition in May 2010, discussed in Note 11, "Fair Value Measurements." Additionally, there was an increase in depreciation and amortization related to the opening of the Fort Worth Center of Rehabilitation in June 2010.

Impairment of long-lived assets. We recorded a goodwill impairment charge of $267.5 million and a $3.0 million impairment charge related to a long-lived asset in the nine months ended September 30, 2011. There was no comparable charge recorded in the nine months ended September 30, 2010. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Goodwill and Other Long-Lived Assets” for a more detailed discussion of the impairment charges.

Interest Expense. Interest expense increased by $2.8 million, or 10.6%, to $29.3 million in the nine months ended September 30, 2011 from $26.5 million in the nine months ended September 30, 2010. The increase in our interest expense was primarily due to a higher "all-in" interest rate. The "all-in" interest rate inclusive of deferred financing fee amortization for the nine months ended September 30, 2011 was 7.7% compared to 7.2% for the nine months ended September 30, 2010. Average debt outstanding for the nine months ended September 30, 2011 was $506.9 million as compared to $492.6 for the nine months ended September 30, 2010.
Interest Income. Interest income was $0.6 million for the nine months ended September 30, 2011 and 2010.
Equity in Earnings of Joint Venture. Equity earnings of our pharmacy joint venture decreased $0.6 million, or 27.3%, to $1.6 million in the nine months ended September 30, 2011 from $2.2 million in the nine months ended September 30, 2010, primarily due to the decrease in number of facilities serviced by our pharmacy joint venture.
Debt Retirement Cost. Debt Retirement Cost for the nine months ended September 30, 2010 represented the expensing of new and existing deferred financing fees of $6.6 million and $0.4 million of costs associated with the early termination costs of two interest swaps in April 2010, which were incompatible with the refinanced credit facility.
Benefit from Income Taxes. Tax benefit was $0.6 million, or 0.26% of our pre-tax loss, for the nine months ended September 30, 2011, as compared to a tax benefit of $5.4 million, or 31.2% of pre-tax loss, for the nine months ended September 30, 2010. The change in effective tax rate for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to the significant nondeductible portion of the goodwill impairment charge recorded for the nine months ended September 30, 2011.
Loss before benefit for income taxes. Loss before provision of incomes taxes increased by $193.4 million to a loss of

$210.7 million in the nine months ended September 30, 2011 from a loss of $17.3 million in the nine months ended September 30, 2010. The $193.4 million increase was related primarily to the $270.5 million charge of impairment of long lived assets, an increase of $38.0 million in cost of services, and increase of $2.8 million in interest expense, an increase of $1.1 in general and administrative, a decrease of $0.6 million in equity in earnings of joint ventures, and an increase of $1.1 of other (expense) income. The increase of $193.4 million is offset by an increase in revenue of $55.8 million, a decrease in rent cost of revenue of $0.7 million, a decrease in litigation settlement cost, net of recoveries of $58.0 million, the $7.0 million decrease in debt retirement cost, all discussed above.
EBITDA. EBITDA decreased by $189.7 million to a loss of $162.9 million in the nine months ended September 30, 2011 from $26.8 million in the nine months ended September 30, 2010. The $189.7 million decrease is related to the impairment of long-lived assets of $270.5 million offset by $55.7 million increase in revenue, a $38.0 million increase in cost of services expense, and a decrease in litigation settlement cost, net of recoveries of $58.0 million, all discussed above.

Liquidity and Capital Resources
The following table presents selected data from our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Continuing Operations
Net cash provided by operating activities	$66,191	$4,222
Net cash used in investing activities	(24,713)	(68,541)
Net cash provided by (used in) financing activities	(29,228)	63,991
Net increase (decrease) in cash and cash equivalents	12,250	(328)
Cash and cash equivalents at beginning of period	4,192	3,528
Cash and cash equivalents at end of period	$16,442	$3,200
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
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Our principal sources of liquidity are cash generated by our operating activities and borrowings under our first lien revolving credit facility.
At September 30, 2011, we had cash of $16.4 million. Our available cash is held in accounts at third-party financial institutions. We have periodically invested in AAA money market funds. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.
Net cash provided by operating activities from continuing operations primarily consists of net income adjusted for impairment of long-lived assets, certain non-cash items, including depreciation and amortization, provision for doubtful accounts, stock-based compensation, as well as the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2011 was $66.2 million and consisted of net loss of $210.2 million, and adjustments for non-cash items of $289.1 million which included the impairment of long-lived assets of $270.5 million, offset by $12.7 million used for working capital and other activities. Working capital and other activities primarily consisted of $4.1 million of payments received on notes receivable, and a $7.8 million decrease in other current and non-current assets, offset by an increase in accounts receivable of $11.8 million, a $2.0 million decrease in insurance liability risks, a $7.2 million decrease in accounts payable and accrued liabilities, and a $3.4 million decrease in employee compensation benefits. Days sales outstanding increased from 41.2 days at December 31, 2010 to 42.2 days at September 30, 2011.
Net cash provided by operating activities in the nine months ended September 30, 2010 was $4.2 million and consisted of net loss of $11.9 million, and adjustments for non-cash items of $34.1 million, offset by $17.9 million used for working capital and other activities. Working capital and other activities primarily consisted of a $3.4 million of payments received on notes receivable, a $2.8 million increase in employee compensation and benefits, and an increase in other long-term liabilities of $1.1 million, offset by an increase in accounts receivable of $7.9 million, a $9.6 million increase in other current and non-current assets, a $4.7 million decrease in insurance liability risks and a $3.1 million decrease in accounts payable and accrued liabilities.
Net cash used in investing activities for the nine months ended September 30, 2011 consisted of $11.1 million of capital expenditures, $13.6 million used in the acquisition of healthcare facilities and businesses, and $0.4 million to acquire a home health license in California for our hospice and home health services segment offset by $0.4 million received from the sale of a parcel of land. The capital expenditures consisted of $0.1 million for facility renovations, $0.7 million for expansion of our Express Recovery™ Unit program and $10.3 million of routine capital expenditures.
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
Net cash used by financing activities for the nine months ended September 30, 2011 of $29.2 million primarily reflects net repayment of borrowings under our line of credit of $26.0 million and scheduled debt repayments of $2.8 million.
Net cash provided by financing activities for the nine months ended September 30, 2010 of $64.0 million primarily reflects net repayment of borrowings under our line of credit of $27.0 million and repayment of long-term debt of $256.0 million, offset by the $357.3 million of proceeds from issuance of long-term debt and additions to deferred financing fees of $10.2 million. The aforementioned legal settlement expense of $53.5 million accounted for $45.0 million of borrowings for the nine months ended September 30, 2010.
Principal Debt Obligations
Our primary sources of liquidity are our cash on hand, our cash flows from operations and our senior secured credit facility, which is subject to the satisfaction of certain financial covenants therein. Our primary liquidity requirements are for debt service on our first lien senior secured term loan and our 2014 Notes, capital expenditures and working capital.
We are significantly leveraged. As of September 30, 2011, we had $492.1 million in aggregate indebtedness outstanding, consisting of $129.7 million principal amount of our 2014 Notes (net of the unamortized portion of the original issue discount of $0.3 million), a $352.6 million first lien senior secured term loan (net of the unamortized portion of the original issue discount of $2.0 million), and other debt of approximately $9.8 million. Furthermore, we had $4.4 million in outstanding letters of credit against our $100.0 million revolving credit facility, leaving approximately $95.6 million of additional borrowing capacity under our “senior secured credit facility” as of September 30, 2011. Substantially all of our subsidiaries guarantee our 2014 Notes, the first lien senior secured term loan and our revolving credit facility.

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
Under the Restated Credit Agreement, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum fixed charge coverage ratio (with a range of 1.5:1 to 2:1 as set forth in further detail in the Restated Credit Agreement) as well as a maximum leverage ratio (with a range of 5.5:1 to 4:1 as set forth in further detail in the Restated Credit Agreement). The Restated Credit Agreement also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the Restated Credit Agreement, subject to certain exceptions and minimum thresholds, we are required to apply all of the proceeds from any issuance of debt, half of the proceeds from any issuance of equity, half (or one quarter if our Consolidated Leverage Ratio, as defined in the Restated Credit Agreement, for such fiscal year is less than 3:1) of our annual Consolidated Excess Cash Flow, as defined in the Restated Credit Agreement, and, subject to permitted reinvestments, all amounts received in connection with any sale of our assets and casualty insurance and condemnation or eminent domain proceedings, in each case to repay the outstanding amounts under the Restated Credit Agreement. We believe that we were in compliance with our debt covenants as of September 30, 2011. As of September 30, 2011, our fixed charge coverage ratio was 3.46 and our leverage ratio was 3.47 compared to threshold of greater than 1.5 and less than 5.25, respectively.
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

Senior Subordinated Notes

Our 11.0% senior subordinated notes, which we sometimes refer to as the 2014 Notes, were issued in December 2005 in the aggregate principal amount of $200.0 million, with an interest rate of 11.0% per annum. The 11.0% senior subordinated notes were issued at a discount of $1.3 million. Interest is payable semiannually in January and July of each year. The 11% senior subordinated notes mature on January 15, 2014. The 11.0% senior subordinated notes are unsecured senior subordinated obligations and rank junior to all of our existing and future senior indebtedness, including indebtedness under our senior secured credit facility. The 11.0% senior subordinated notes are guaranteed on a senior subordinated basis by certain of our current and future subsidiaries. There was $130.0 million aggregate principal amount of our 11.0% senior subordinated notes outstanding as of September 30, 2011. Substantially all of our companies guarantee our 11.0% senior subordinated notes.

As of January 15, 2011, we became entitled to redeem all or a portion of the remaining $130.0 million aggregate principal amount of our 11% senior subordinated notes upon not less than 30 nor more than 60 days notice, at a redemption price (expressed in percentages of principal amount on the redemption date) of 102.75% effective January 15, 2011 and 100.0% effective January 15, 2012.
Capital Expenditures

We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to approximately $1,500 per bed, or approximately $14.0 million in capital expenditures in 2011 on our existing facilities. In addition, we have substantially completed the expansion of our Express Recovery™ units. These units cost, on average, between $0.4 million and $0.6 million each. We are in the process of developing an additional two Express Recovery™ units in 2011. We expect total capital expenditures of approximately $15.0 to $18.0 million in 2011.

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

We estimate our self-insured general and professional liability reserves on a quarterly basis and our self-insured workers' compensation reserve on a semiannual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry's loss history. Based upon these analyses, at September 30, 2011, we had reserved $17.2 million net of $6.8 million in insurance recoveries for known or unknown or potential self-insured general and professional liability claims and $15.8 million for self-insured workers' compensation claims. Of these reserves, we estimate that approximately $4.6 million for self-insured general and professional liability claims and $4.4 million for self-insured workers' compensation claims for a total of $9.0 million will be payable within 12 months; however, there are no set payment schedules and there can be no assurance that the payment amount in the next 12 months will not be significantly larger or smaller. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future general and professional liability or workers' compensation insurance will be available at a reasonable price and that we will not have to further increase our levels of self-insurance. For a detailed discussion of our general and professional liability and workers’ compensation reserve, see “Business — Insurance” in Part 1, Item 1 in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
Global Market and Economic Conditions. Recent global market and economic conditions have been unprecedented and challenging with tight credit conditions and recession or slow growth in most major economies expected to continue throughout the remainder of 2011 and possibly longer.
As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to borrowers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition. Furthermore, if the U.S. federal government were to default on its obligations (or have the rating on government debt lowered by credit rating agencies), our business, liquidity and financial condition could be materially and adversely affected. Although we recently were able to extend the maturity of our revolving loan commitments and maintain existing interest rate spreads on that Restated Credit Facility (see "Principal Debt Obligations and Capital Expenditures" above), if these market conditions continue or worsen, they may impact our ability in the future to timely replace maturing liabilities, access the capital markets to meet liquidity needs, and service or refinance our 11.0% senior subordinated notes and our senior secured credit facilities, resulting in an adverse effect on our financial condition, including liquidity, capital resources and results of operations.
Recent Accounting Standards
See Item 1 of Part I, “Financial Statements — Note 2 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements.”
Off-Balance Sheet Arrangements

We had outstanding letters of credit of $4.4 million under our $100.0 million revolving credit facility as of September 30, 2011.

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
Interest Rate Exposure — Interest Rate Risk Management
Our first lien credit agreement exposes us to variability in interest payments due to changes in interest rates. We entered into an interest rate cap agreement and an interest rate swap agreement on June 30, 2010 in order to manage fluctuations in cash flows resulting from interest rate risk. The interest rate cap agreement is for a notional amount of $70.0 million with a cap rate on 1 month LIBOR of 2.0% from July 2010 to December 2011. The interest rate swap agreement is for a notional amount of $70.0 million with a LIBOR rate of 2.3% from January 2012 to June 2013.
The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes of our debt that was outstanding as of September 30, 2011 (dollars in thousands):

	Twelve Months Ending September 30, (1)
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed-rate debt(2)	$2,155	$2,157	$131,614 (3)	$2.146	$188	$467	$139,280	$139,737
Average interest rate	5.6%	6.0%	10.9%	6.0%	6.0%	6.0%
Variable-rate debt(4)	$3,600	$3,600	$3,600	$3,600	$340,200	$—	$354,600	$336,870
Average interest rate(1)	5.3%	5.3%	5.3%	5.3%	5.9%

(1)	Based on implied forward three-month LIBOR rates in the yield curve as of September 30, 2011.

(2)	Excludes unamortized original issue discount of $0.3 million on our 11.0% senior subordinated notes.

(3)	If the 11% senior subordinated notes remain outstanding on October 14, 2013, then the maturity date of the senior secured credit facility will be October 14, 2013.

(4)	Excludes unamortized original issue discount of $2.0 million on our first lien senior secured term loan debt.

For the nine months ended September 30, 2011, there was no net loss recognized from converting from floating rate (one-month LIBOR) to fixed rate for a portion of the interest payments under our long-term debt obligations. As of September 30, 2011, there was $0.8 million of pre-tax unrealized loss included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate hedge transactions as of September 30, 2011 (dollars in thousands):

Loan	Transaction Type	Notional Amount	Trade Date	Effective Date	Maturity/ Termination Date	Three months Ended September 30, 2011	Fair Value (Pre-tax)
First Lien	cap	$70,000	6/30/2010	7/2/2010	12/31/2011	$—	$—
First Lien	swap	$70,000	6/30/2010	1/1/2012	6/30/2013	$—	$(806)
						$—	$(806)

The fair value of interest rate swap and cap agreements designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive loss. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. We evaluate the effectiveness of the cash flow hedge, in accordance with ASC Topic 815, “Derivatives and Hedging,” on a quarterly basis. Should the hedge become ineffective, the change in fair value would be recognized in our consolidated statements of operations. Should the counterparty’s credit rating deteriorate to the point at which it would be likely that the counterparty would default, the hedge would then be ineffective.

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
Medicare is our largest source of revenue, accounting for 37.6% and 37.0% of our consolidated revenue during 2010 and the first nine months of 2011, respectively. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of our rehabilitation therapy services customers, are themselves reimbursed by Medicare. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, our business and results of operations will be adversely affected.
The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services.

For example, CMS has implemented a net 11.1% reduction in its reimbursement rates to skilled nursing facilities effective October 1, 2011. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins. Prior reductions in governmental reimbursement rates partially contributed to our predecessor's bankruptcy filing under Chapter 11 of the United States Bankruptcy Code in October 2001.
In addition, the federal government often changes the rules governing the Medicare program, including those governing reimbursement. Changes that could adversely affect our business include:

•	administrative or legislative changes to base rates or the bases of payment;

•	limits on the services or types of providers for which Medicare will provide reimbursement;

•	changes in methodology for patient assessment and/or determination of payment levels;

•	the reduction or elimination of annual rate increases; or

•	an increase in co-payments or deductibles payable by beneficiaries.
Given the history of frequent revisions to the Medicare program and its reimbursement rates and rules, we may not continue to receive reimbursement rates from Medicare that sufficiently compensate us for our services or, in some instances, cover our operating costs. Limits on reimbursement rates or the scope of services being reimbursed could have a material adverse effect on our revenues, financial condition and results of operations. Additionally, any delay or default by the federal or state governments in making Medicare and/or Medicaid reimbursement payments could materially and adversely affect our business, financial condition and results of operations.

We are subject to a Medicare cap amount for our hospice business. Our net patient service revenue and profitability could be adversely affected by limitations on Medicare payments.
Overall payments made by Medicare to us on a per hospice basis are subject to an annual cap amount. Total Medicare payments received for services rendered during the applicable Medicare hospice cap year by each of our Medicare-certified programs during this period are compared to the cap amount for the relevant period. Payments in excess of the cap are subject to recoupment by Medicare.
We monitor the Medicare cap amount and seek to implement corrective measures as necessary. We maintain what we believe are adequate allowances in the event that we exceed the Medicare hospice cap in any given fiscal year. However, many of the variables involved in estimating the Medicare hospice cap contractual adjustment are beyond our control, and we cannot assure you that we will not increase or decrease our estimated contractual allowance in the future., or that we will not be required to surrender amounts we received from Medicare that were in excess of the Medicare hospice cap for any particular period(s).
Certain of our hospice agencies have exceed the Medicare hospice cap in prior periods. Our ability to comply with the cap limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that our hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not differ materially from the actual Medicare cap amount.

We expect the federal and state governments to continue their efforts to contain growth in Medicaid expenditures, which could adversely affect our revenue and profitability.
We receive a significant portion of our revenue from Medicaid, which accounted for 31.5% and 29.2% of our consolidated revenue during 2010 and the first nine months of 2011, respectively. In addition, many private payors for our third-party rehabilitation therapy services are reimbursed under the Medicaid program for services that we provided to patients. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states (including California and Texas, where significant portions of our Medicaid-related business is located) to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. We expect these state and federal efforts to continue for the foreseeable future. If Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program that are disadvantageous to our businesses or professions our business and results of operations could be adversely affected.

Recent federal government proposals could limit the states' use of provider tax programs to generate revenue for their Medicaid expenditures, which could result in a reduction in our reimbursement rates under Medicaid.
To generate funds to pay for the increasing costs of the Medicaid program, many states utilize financial arrangements commonly referred to as “provider taxes.” Under provider tax arrangements, states collect taxes from healthcare providers and then use the revenue to pay the providers as a Medicaid expenditure, which allows the states to then claim additional federal matching funds on the additional reimbursements. Current federal law provides for a cap on the maximum allowable provider tax as a percentage of the provider's total revenue. There can be no assurance that federal law will continue to provide matching federal funds on state Medicaid expenditures funded through provider taxes, or that the current caps on provider taxes will not be reduced. Any discontinuance or reduction in federal matching of provider tax-related Medicaid expenditures could have a significant and adverse effect on states' Medicaid expenditures, and as a result could have a material and adverse effect on our financial condition and results of operations.
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
One development potentially restricting those we may hire was a decision on November 3, 2010 by the Physical Therapy Board of California (“PT Board”) to rescind a 1990 PT Board resolution which determined that the offering of physical therapy services by a corporation, not organized as a professional corporation, was permitted by the Physical Therapy Practice Act, which is the California statute governing the provision of physical therapy within the state. This rescission purports to prohibit employment of a physical therapist to provide physical therapy services by any professional corporation except those owned by physical therapists and Naturopaths. Lay corporations that hold themselves out as physical therapy corporations would be similarly prohibited. We have a subsidiary that employs physical therapists in California, but is not owned by physical therapists. Our subsidiary contracts with nursing facilities to provide the facilities with personnel who are licensed to provide rehabilitation therapy services, including physical therapy, occupational therapy and/or speech language pathology services. Our therapists then provide rehabilitation therapy services to the nursing facilities' patients under the skilled nursing facilities' licenses that authorize the provision of physical therapy (and other rehabilitation therapy services, if applicable). In this relationship, the nursing facilities retain the patient relationship, remain professionally responsible for the healthcare services including therapy, and bill the patient and/or third party payors for the services rendered to their patients. We are unaware of any enforcement actions by the PT Board to date and it is not clear whether the applicable law would ultimately be interpreted to mean that our rehabilitation therapy subsidiary cannot employ and provide physical therapists to nursing facilities in California as it currently does.   Nevertheless, the PT Board could seek an enforcement action against our rehabilitation therapy subsidiary and its physical therapists employees and we may have to significantly restructure operations of our California rehabilitation therapy operations to conform to the PT Board's revised interpretation of the law.
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
Significant legal actions, which are commonplace in our professions, could subject us to increased operating costs and substantial uninsured liabilities, which would materially and adversely affect our results of operations, liquidity and financial condition.
The long-term care profession has experienced an increasing trend in the number and severity of litigation claims involving punitive damages and settlements. We believe that this trend is endemic to the industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiffs' lawyers of potentially large recoveries. While some states have enacted tort reform legislation that limits plaintiffs' recoveries in some respects, should our professional liability and general liability increase significantly in the future, we may not be able to increase our revenue sufficiently to cover the cost increases, our operating income could suffer, and we may not be able to meet our obligations to repay our liabilities. For a discussion of recent litigation claims against us, including the Humboldt County Action, see “Commitments and Contingencies-Litigation” in the notes to the consolidated financial statements included elsewhere in this report.
We also may be subject to lawsuits under the federal False Claims Act and comparable state laws for submitting allegedly fraudulent or otherwise inappropriate bills for services to the Medicare and Medicaid programs. These lawsuits, which may be initiated by regulatory authorities as well as private party whistleblowers, can involve significant monetary damages, fines, attorney fees and the award of bounties to private plaintiffs who successfully bring these suits, as well as to the government programs.
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
We could face significant financial difficulties as a result of one or more of the risks discussed in this report, which could cause us to significantly alter our business and/or seek protection under bankruptcy laws or could cause our creditors or government authorities to have a receiver appointed on our behalf.
We could face significant financial difficulties if Medicare or Medicaid reimbursement rates are reduced, patient demand for our services is reduced or we incur unexpected liabilities or expenses, including in connection with legal actions, sanctions, penalties or fines or the other risks discussed in this report. This financial difficulty could cause us to significantly alter our business and/or seek protection under bankruptcy laws or could cause our creditors or government authorities to have a receiver appointed on our behalf.
A significant portion of our business is concentrated in certain geographical markets, and an economic downturn or changes in the laws affecting our business in those markets could have a material adverse effect on our operating results.
In 2010, we received approximately 41.9% and 23.7% of our consolidated revenue from operations in California and Texas, respectively, and in 2009, we received approximately 44.3% and 25.2% of our consolidated revenue from operations in California and Texas, respectively. We have continued to receive significant portions of our consolidated revenue from those states in 2011 as well. Accordingly, economic conditions and changes in state healthcare spending prevailing in either of these markets could affect the ability of our patients and third-party payors to reimburse us for our services, either through a reduction of the tax base used to generate state funding of Medicaid programs, an increase in the number of indigent patients eligible for Medicaid benefits, changes in state funding levels or healthcare programs or other factors. A continued or prolonged economic downturn, significant changes in state healthcare spending, or changes in the laws affecting our business in these markets could have a material adverse effect on our financial position, results of operations and cash flows. For example, in July 2011 due to the economic downturn in California and the resultant budget deficit, California passed a budget that included a payment reduction of 10% effective June 1, 2011 through July 2012. The payments are to be restored retroactively to June 2011, sometime prior to the end of 2012.
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
Our employees are our most important asset. We rely on our ability to attract and retain qualified nurses, therapists and other healthcare professionals. The market for these key personnel is highly competitive, and we could experience significant increases in our operating costs due to shortages in their availability. Like other healthcare providers, we have experienced difficulties in attracting and retaining qualified personnel, especially facility administrators, nurses, therapists, certified nurses' aides and other important healthcare personnel. We may continue to experience increases in our labor costs, primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel, and such increases may adversely affect our profitability.
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
We operate a number of facilities in California, which enacted legislation aimed at establishing minimum staffing requirements for facilities operating in that state. This legislation required that the California Department of Public Health, or DPH, promulgate regulations requiring each skilled nursing facility to provide a minimum of 3.2 nursing hours per patient day. The DPH finalized regulations in 2009 that required three 8-hour shifts for nurse-to-patient staffing, described documentation and notice requirements, and specified procedures for obtaining a waiver from per-shift staffing requirements at skilled nursing facilities. Although DPH finalized the regulations, initial implementation of the statute authorizing the regulations is contingent on an appropriation in the state's annual budged legislation or another statute. Because no appropriation was made and no additional statutes were enacted, the regulations did not become operational. Therefore, DPH will continued its practice of determining a facility's compliance with the 3.2 hour of nursing services per patient day measure in accordance with its internal policy and through on-site reviews conducted during periodic licensing and certification surveys and in response to complaints. If the DPH determines that a facility is out of compliance with this staffing measure, the DPH may issue a notice of deficiency, or a citation, depending on the impact on patient care. A citation carries with it the imposition of monetary fines that can range from $100 to $100,000 per citation. DPH has issued guidelines, implementing the provisions of newly enacted California laws, for state audits that verify compliance with the 3.2 nursing hour per patient day staffing requirements. If DPH determines under an audit that a facility has failed to meet the minimum staffing requirement for between 5% and 49% of the audited days, an administrative penalty of $15,000 will be assessed. If DPH determines that a facility has failed to meet the minimum staffing requirement for more than 49% of the audited days, then an administrative penalty of $30,000 will be assessed. The issuance of either a notice of deficiency or a citation requires the facility to prepare and implement an acceptable plan of correction. The Humboldt County Action included allegations that certain of our California skilled nursing facilities failed to meet state-mandated minimum staffing requirements. The Humboldt County Action resulted in a jury verdict against us and certain of our affiliated skilled nursing companies that awarded $677 million in damages. The case was ultimately settled in September 2010, pursuant to which we were required to deposit into escrow a total of $50 million to cover certain settlement costs, and we may be required to pay additional funds into the escrow to the extent that our costs of complying with the injunction issued against us as part of the settlement is less than the agreed threshold amount. For more information regarding the Humboldt County Action and the settlement, see “Commitments and Contingencies-Litigation” in the notes to the consolidated financial statements included elsewhere in this report.
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
The healthcare services professions are highly competitive. Our skilled nursing facilities compete primarily on a local and regional basis with many long-term care providers, from national and regional chains to smaller providers owning as few as a single nursing center. We also compete under certain circumstances with inpatient rehabilitation facilities and long-term acute care hospitals. Our hospices and home health agencies also compete with local regional and national companies. Increased competition could limit our ability to attract and retain patients, maintain or increase rates or to expand our business. Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing competitors in the local market, the types of services available, our local reputation for quality care of patients, the commitment and expertise of our staff and physicians, our local service offerings and treatment programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. If we are unable to attract patients to our facilities and agencies, particularly the high-acuity patients, then our revenue and profitability will be adversely affected. Some of our competitors may have greater recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Competing long-term care companies may also offer newer facilities or different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current patients, to potential patients and to referral sources. Some of our competitors may accept lower profit margins than we do, which could present significant price competition, particularly for managed care and private pay patients. We attempt to utilize a conservative approach in complying with laws prohibiting kickbacks and referral payments to referral sources. However, some of our competitors may use more aggressive methods than we do with respect to obtaining patient referrals, and as a result competitors may from time to time obtain patient referrals that are not otherwise available to us.
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
Insurance coverage may become increasingly expensive and difficult to obtain for health care companies, and our self-insurance may expose us to significant losses.

It may become more difficult and costly for us to obtain coverage for patient care liabilities and certain other risks, including property and casualty insurance. Insurance carriers may require health care companies to significantly increase their self-insured retention levels and/or pay substantially higher premiums for reduced coverage for most insurance coverages, including workers' compensation, employee healthcare and patient care liability.
We self-insure a significant portion of our potential liabilities for several risks, including certain types of professional and general liability, workers' compensation and employee healthcare benefits. Due to our self-insured retentions under many of our professional and general liability, workers' compensation and employee healthcare benefits programs, including our election to self-insure against workers' compensation claims in Texas, there is no limit on the maximum number of claims or amount for which we can be liable in any policy period. We base our loss estimates and related accruals on actuarial analyses, which determine expected liabilities on an undiscounted basis, including incurred but not reported losses, based upon the available information on a given date. It is possible, however, for the ultimate amount of losses to exceed our estimates and related accruals, as well as our insurance limits as applicable. In the event our actual liability exceeds our estimates for any given period, our results of operations and financial condition could be materially adversely impacted. Additionally, we may from time to time need to increase our accruals as a result of future actuarial reviews and claims that may develop. Such increases could have an adverse impact on our business and results of operations. An adverse determination in legal proceedings, whether currently asserted or arising in the future, could have a material adverse effect on our business and results of operations.
If our referral sources fail to view us as an attractive health care provider, our patient base would likely decrease.
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
Our ability to achieve and maintain a reputation for providing high quality of care to our patients at each of our skilled nursing and assisted living facilities, or through our rehabilitation therapy, hospice and home health businesses, is important to our ability to attract and retain patients, particularly high-acuity patients. We believe that the perception of our quality of care by a potential patient or potential patient's family seeking to contract for our services is influenced by a variety of factors, including doctor and other healthcare professional referrals, community information and referral services, newspapers and other print and electronic media, results of patient surveys, recommendations from family and friends, and quality care statistics or rating systems compiled and published by CMS or other industry data. Through our focus on retaining high quality staffing, reviewing feedback and surveys from our patients and referral sources to highlight areas of improvement and integrating our service offerings at each of our facilities, we seek to maintain and improve on the outcomes from each of the factors listed above in order to build and maintain a strong reputation at our facilities. If any of our companies fail to achieve or maintain a reputation for providing high-quality care, or is perceived to provide a lower quality of care than competitors within the same geographic area, our ability to attract and retain patients would be adversely affected. If our businesses fail to maintain a strong reputation in the areas in which we operate, our business, revenue and profitability could be adversely affected.
We may be unable to reduce costs to offset decreases in our patient census levels or other expenses completely.
We depend on implementing adequate cost management initiatives in response to fluctuations in levels of patient census in our businesses in order to maintain our current cash flow and earnings levels. Fluctuation in our patient census levels may become more common as we increase our emphasis in our skilled nursing facilities on patients with shorter stays but higher acuities. A decline in patient our census levels would likely result in decreased revenue. If we are unable to put in place corresponding reductions in costs in response to decreases in our patient census or other revenue shortfalls, our financial condition and operating results could be adversely affected.

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
We have now and will for the foreseeable future continue to have a significant amount of indebtedness. At September 30, 2011, our total indebtedness was approximately $492.1 million. Our substantial indebtedness could have important consequences to you. For example, it could:

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
Borrowings under our senior secured credit facility are subject to floating rates of interest over an interest rate floor of 1.5%. If interest rates increase over the floor, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would correspondingly decrease. We have entered into interest rate cap agreement with a notional amount of $70.0 million with a cap on 1 month LIBOR of 2.0% from July 2010 to December 2011. We have entered into an interest rate swap agreement with a notional amount of $70.0 million, which effectively fixes the interest rate on that portion of our borrowings under our first lien credit agreement at 6.0% from January 1, 2012 through June 30, 2013. There can be no assurance that when the interest rate cap and swap agreements expire we will be able to enter into similar replacement hedging arrangements on favorable terms or at all. As of September 30, 2011, $282.6 million of borrowings under our senior secured credit facility is not hedged and is currently subject to floating rates of interest.
Our operations are subject to environmental and occupational health and safety regulations, which could subject us to fines, penalties and increased operational costs.
We are subject to a wide variety of federal, state and local environmental and occupational health and safety laws and regulations. Regulatory requirements faced by healthcare providers such as us include those relating to air emissions, wastewater discharges, air and water quality control, occupational health and safety (such as standards regarding blood-borne pathogens and ergonomics), management and disposal of low-level radioactive medical waste, biohazards and other wastes, management of explosive or combustible gases, such as oxygen, specific regulatory requirements applicable to asbestos, lead-based paints, polychlorinated biphenyls and mold, other occupational hazards associated with our workplaces, and providing notice to employees and members of the public about our use and storage of regulated or hazardous materials and wastes. Failure to comply with these requirements could subject us to fines, penalties and increased operational costs. Moreover, changes in existing requirements or more stringent enforcement of them, as well as discovery of currently unknown conditions at our owned or leased facilities, could result in additional cost and potential liabilities, including liability for conducting clean-up, and there can be no guarantee that such increased expenditures would not be significant.
A portion of our workforce has unionized and our operations may be adversely affected by work stoppages, strikes or other collective actions.
As of September 30, 2011, approximately 575 of our 13,353 full time employees were represented by unions and covered by collective bargaining agreements. In addition, certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. We cannot predict the effect that continued union representation or future organizational activities will have on our business or future operations. There can be no assurance that we will not experience a material work stoppage in the future.
Disasters and similar events may seriously harm our business.
Natural and man-made disasters and similar events, including terrorist attacks and acts of nature such as hurricanes, tornados, earthquakes, floods and wildfires, may cause damage or disruption to us, our employees and our facilities, which could have an adverse impact on our patients and our business. In order to provide care for our patients, we are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our facilities, and the availability of employees to provide services at our facilities and other locations. If the delivery of goods or the ability of employees to reach our facilities and patients were interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our business. For example, in connection with Hurricane Katrina in New Orleans, several nursing home operators unaffiliated with us have been accused of not properly caring for their residents, which has resulted in, among other things, criminal charges being filed against the proprietors of those facilities. Furthermore, the impact, or impending threat, of a natural disaster has in the past and may in the future require that we evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients. The impact of disasters and similar events is inherently uncertain. Such events could harm our patients and employees, severely damage or destroy one or more of our facilities, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that we currently cannot predict.
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
Our stock price has been and is likely to continue to be volatile. The stock market in general often experiences substantial volatility that is seemingly unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Class A common stock. The price for our Class A common stock may be influenced by many factors, including:

•	the depth and liquidity of the market for our Class A common stock;

•	developments generally affecting the healthcare industry or our business' professions;

•	investor perceptions of us and our businesses;

•	actions by institutional or other large stockholders;

•	strategic actions, such as acquisitions or restructurings, or the introduction of new services by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our businesses;

•	litigation and governmental investigations;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	adverse conditions in the financial markets or general economic conditions, including those resulting from war, incidents of terrorism and responses to such events;

•	sales of Class B common stock by Onex, its affiliates, us or members of our management team;

•	additions or departures of key personnel; and

•	our results of operations, financial performance and future prospects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information with respect to purchases of our Class A common stock made by us or on our behalf during the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2011	—	$—	n/a	n/a
August 1 - 31, 2011	3,352	$4.52	n/a	n/a
September 1 - 30, 2011	—	$—	n/a	n/a
Total:	3,352	$4.52	n/a	n/a

(1) Reflects shares forfeited to us upon the vesting of restricted stock granted to participants in our 2007 Incentive Award Plan, to satisfy applicable tax withholding obligations with respect to such vesting. We did not have any publicly announced plans or programs to purchase our Class A common stock in the quarter ended September 30, 2011.

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

SKILLED HEALTHCARE GROUP, INC.

Date:	October 31, 2011	/s/ Devasis Ghose
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