Form 10-K
period 2011-12-31
Skilled Healthcare Group, Inc.
filed 2012-02-13
CIK 1351051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Non-accelerated filer	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 30, 2011, the aggregate market value of the shares of Class A common stock, par value $0.001, and Class B common stock, par value $0.001, held by non-affiliates of the registrant, computed based on the closing sale price of $9.46 per share on June 30, 2011, as reported by The New York Stock Exchange, was approximately $197.7 million. The aggregate number of shares held by non-affiliates is calculated by excluding all shares held by executive officers, directors and holders known to hold 5% or more of the voting power of the registrant’s common stock. As of February 8, 2012, there were 21,059,133 shares of the registrant’s Class A common stock issued and outstanding and 16,936,905 shares of the registrant’s Class B common stock issued and outstanding.
Documents Incorporated by Reference:
The information called for by Part III is incorporated by reference to the Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than April 29, 2012.

SKILLED HEALTHCARE GROUP, INC.
ANNUAL REPORT

i

PART I

Item 1.	Business

Overview
Skilled Healthcare Group, Inc. ("Skilled") is a holding company that owns subsidiaries that operate skilled nursing facilities, assisted living facilities, hospices, home health providers and a rehabilitation therapy business. As used in this report, the terms "we," "us," "our" and the "Company," and similar terms, refer collectively to Skilled and its consolidated wholly-owned subsidiaries, unless the context requires otherwise. We have an administrative service company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party facility operators with whom we contract to better focus on delivery of healthcare services. We currently have one such service agreement with an unaffiliated skilled nursing facility operator. These subsidiaries focus on providing high-quality care to our patients, and other than our assisted living companies, have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of December 31, 2011, we owned or leased 74 skilled nursing facilities and 23 assisted living facilities, together comprising 10,495 licensed beds. We also lease five skilled nursing facilities in California to an unaffiliated third party operator. Our skilled nursing and assisted living facilities are located in California, Texas, Iowa, Kansas, Missouri, Nebraska, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. We owned 76.5% of these facilities as of December 31, 2011. For the year ended December 31, 2011, we generated approximately 76.2% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, hospice care and home health services.

Significant Developments in 2011
On April 1, 2011, five of the Company's subsidiaries that at the time operated skilled nursing facilities in northern California transferred their operations to an unaffiliated third party skilled nursing facility operator. Another subsidiary of the Company retained ownership of the real estate where the operations are located and signed a 10-year lease with two 10-year extension options with the new operator. The Company recorded $0.8 million in exit costs as of December 31, 2011 in connection with the foregoing transaction.
On April 1, 2011, a wholly owned subsidiary of the Company, the Rehabilitation Center of Omaha, LLC ("RCO"), signed an operating lease for a skilled nursing and assisted living facility in Omaha, Nebraska for 10 years with two additional 5-year extensions. The lease also provides RCO with a purchase option and the landlord with a sale option, beginning in year six of the lease.
On July 1, 2011, we acquired Altura Homecare & Rehab, which is a home health care agency serving the Albuquerque, New Mexico market.
On July 11, 2011, we acquired the real property and related operations of Willow Creek Memory Care at San Martin in Las Vegas, Nevada, which is currently licensed for 62 memory care assisted living beds. The facility now operates as Vintage Park at San Martin.
On July 29, 2011, the Centers for Medicare & Medicaid Services ("CMS") issued a final rule for its fiscal year 2012, which began October 1, 2011. The rule reduced Medicare reimbursement rates for skilled nursing facilities by 11.1% and also made changes to rehabilitation therapy regulations which will have a significant negative effect on the Company's revenue and costs during Medicare's fiscal year ending September 30, 2012 as compared to Medicare's fiscal year ended September 30, 2011. See "Item 1. Business - Sources of Reimbursement," for additional information.
In the third quarter of 2011, we recorded an impairment charge of $270.5 million related to goodwill and intangibles assets primarily as a result of the reduction in anticipated future cash flows due to the aforementioned reduction in Medicare reimbursement rates. Additional disclosure and analysis is included under "Critical Accounting Policies and Estimates - Goodwill Impairment Testing."
On October 24, 2011, we acquired substantially all of the assets of Cornerstone Hospice, Inc., which provides hospice services in the Colton, California and Phoenix, Arizona areas.

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
We have three reportable operating segments: (1) long-term care, or LTC, which includes the operation of skilled nursing facilities and assisted living facilities and is the most significant portion of our business; (2) therapy services, which includes our integrated and third-party rehabilitation therapy services; and (3) hospice and home health services, which includes our hospice and home health businesses. Our administrative and consultative services that are attributable to the reportable operating segments are allocated among the segments accordingly. For the twelve months ended December 31, 2011, the LTC operating segment generated approximately 79.8% of our revenue, with the therapy services segment and hospice and home health services segment accounting for 10.7% and 9.5% of our revenue, respectively. For additional information regarding the financial performance of our reportable operating segments, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Revenue and Note 5, "Business Segments," in the notes to our consolidated financial statements included elsewhere in this report.
Long-Term Care Services Segment
Skilled Nursing Facilities
As of December 31, 2011, our skilled nursing companies provided skilled nursing care at 74 regionally clustered facilities, having 9,183 licensed beds, in California, Texas, Iowa, Kansas, Missouri, Nebraska, Nevada and New Mexico. We have developed programs for, and actively market our services to, high-acuity patients who are typically admitted to our facilities as they recover from strokes, other neurological conditions, cardiovascular and respiratory ailments, joint replacements and other muscular or skeletal disorders. As of December 31, 2011, we employed approximately 9,600 full-time equivalent employees in our skilled nursing business.
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
In December 2004, we introduced our Express Recovery™ program, which uses a dedicated unit within a skilled nursing facility to deliver a comprehensive rehabilitation regimen in accommodations specifically designed to serve high-acuity patients. Each Express Recovery™ unit can typically be entered without using the main facility entrance, permitting residents to bypass portions of the facility dedicated to the traditional nursing home patient. Each Express Recovery™ unit typically has 12 to 36 beds and provides skilled nursing care and rehabilitation therapy for patients recovering from conditions such as joint replacement surgery, and cardiac and respiratory ailments. We believe that having an Express Recovery™ unit at a facility enables the facility to more effectively attract higher acuity patients and achieve a higher skilled mix than it would be able to without the unit, which in turn results in higher reimbursement rates. Skilled mix is the average daily number of Medicare and managed care patients we serve at our skilled nursing facilities divided by the average daily number of total patients we serve at our skilled nursing facilities. As of December 31, 2011, we operated 62 Express Recovery™ units with 2,227 beds. We currently plan to expand two of our current facilities and complete the development of two additional Express Recovery™ units, adding approximately 64 Express Recovery™ unit beds by the end of 2012.
Our administrative service company provides a full complement of administrative and consultative services that allows our facility operators and unaffiliated third-party facility operators with whom we contract to better focus on delivery of healthcare services. We currently have one such service agreement with an unaffiliated facility operator. The income associated with the services our administrative service company provide to the third-party facility operator is included in LTC in our segment reporting as services are performed primarily by personnel supporting the LTC segment. Each of our facilities operates as a distinct company to better focus on service delivery and is supported by the administrative service company for efficient delivery of non-healthcare support services.
Assisted Living Facilities
We complement our skilled nursing care business by providing assisted living services at 23 facilities with 1,312 beds as of December 31, 2011. Our assisted living companies, which are mostly in Kansas, provide residential accommodations, activities, meals, security, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support, but not the level of nursing care provided in a skilled nursing facility. Our independent living units are non-licensed independent living apartments in which residents are independent and require no support with the activities of daily living. As of December 31, 2011, we employed approximately 500 full-time equivalent employees in our assisted and independent living businesses.
Equity Investment in Pharmacy Joint Venture
We have a 50% equity interest in APS - Summit Care Pharmacy, LLC, or APS - Summit Care, which is a joint venture that serves the pharmaceutical needs of a limited number of our Texas operations, as well as a number of other unaffiliated customers. The remaining 50% equity interest in APS - Summit Care is owned by an unaffiliated third party. APS - Summit Care operates a pharmacy in Austin, Texas, through which we pay market value for prescription drugs and receive a 50% share of the net income related to the joint venture.
Therapy Services Segment
Rehabilitation Therapy Services
As of December 31, 2011, we provided rehabilitation therapy services to a total of 186 healthcare facilities, including 64 facilities owned by us. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. We provide rehabilitation therapy services at our skilled nursing facilities as part of an integrated service offering in connection with our skilled nursing care. We believe that an integrated approach to treating high-acuity patients enhances our ability to achieve successful patient outcomes and enables us to identify and treat patients who can benefit from our rehabilitation therapy services. We believe hospitals and physician groups often refer high-acuity patients to our skilled nursing facilities because they recognize the value of an integrated approach to providing skilled nursing care and rehabilitation therapy services.
We believe that we have also established a strong reputation as a premium provider of rehabilitation therapy services to third-party skilled nursing operators in our local markets, with a recognized ability to provide these services to high-acuity patients. Our approach to providing rehabilitation therapy services for third-party operators emphasizes high-quality treatment and successful clinical outcomes. As of December 31, 2011, we employed approximately 2,500 full-time equivalent employees (primarily therapists) in our rehabilitation therapy business.
Hospice and Home Health Services Segment
Hospice Care
As of December 31, 2011, we provided hospice care services in Arizona, California, Nevada, Idaho, Montana, and New Mexico. Hospice services focus on the physical, spiritual and psychosocial needs of terminally ill individuals and their families, and consist primarily of palliative and clinical care, education and counseling. As of December 31, 2011, we employed approximately 800 full-time equivalent employees in our hospice services business.
Home Health
As of December 31, 2011, we provided home health care services in Arizona, California, Nevada, Idaho, Montana and New Mexico. Our home health care services generally consist of providing some combination of the services of registered nurses, speech, occupational and physical therapists, medical social workers and certified home health aides. Home health care is often a cost-effective solution for patients, and can also increase their quality of life and allow them to receive quality medical care in the comfort and convenience of a familiar setting. As of December 31, 2011, we employed approximately 400 full-time equivalent employees in our home health business.

Revenue Sources
Within our skilled nursing facilities, we generate our revenue from Medicare, Medicaid, managed care providers, insurers, private pay and other sources. Within our assisted living facilities, we generate revenue primarily from private pay sources, with a small portion earned from Medicaid or other state-specific programs. With respect to our rehabilitation therapy services business, it receives payment from the third-party facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of services rendered. Our rehabilitation therapy business also similarly negotiates rates and fees with our affiliated facilities that it services, but the revenue it generates from those facilities is included in our revenue from our skilled nursing facilities. We derive substantially all of the revenue from our hospice business from Medicare and managed care reimbursement. We derive the majority of our revenue from our home health business from Medicare and managed care. For additional information regarding the revenue we generate by service offering, our revenue sources, and regulatory and other governmental actions affecting revenue, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Revenue Sources."

Industry Trends

Medicare and Medicaid Reimbursement
Rising healthcare costs due to a variety of factors, including an aging population and increasing life expectancies, has generated growing demand for post-acute healthcare services in recent years. In an effort to mitigate the cost of providing healthcare benefits, third party payors including Medicare, Medicaid, managed care providers, insurance companies and others have increasingly encouraged the treatment of patients in lower-cost care settings. As a result, in recent years skilled nursing facilities, which typically have significantly lower cost structures than acute care hospitals and certain other post-acute care settings, have generally been serving larger populations of higher-acuity patients than in the past. However, Medicare and Medicaid reimbursement rates are subject to change from time to time and reduction in rates could materially and adversely impact our revenue.
Revenue derived directly or indirectly from Medicare reimbursement has historically comprised a substantial portion of our consolidated revenue. Medicare reimburses our skilled nursing facilities under a prospective payment system ("PPS") for certain inpatient covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group ("RUG") category that is based upon each patient's acuity level. In October 2010, the number of RUG categories was expanded from 53 to 66 as part of the implementation of the RUGs IV system and the introduction of a revised and substantially expanded patient assessment tool called the minimum data set (MDS) version 3.0.
On July 29, 2011, the Centers for Medicare & Medicaid Services ("CMS") issued a final rule providing for, among other things, a net 11.1% reduction in PPS payments to skilled nursing facilities for CMS's fiscal year 2012 (which began October 1, 2011) as compared to PPS payments in CMS's fiscal year 2011 (which ended September 30, 2011). The 11.1% reduction is on a net basis, after the application of a 2.7% market basket increase, and reduced by a 1.0% multi-factor productivity adjustment required by the Patient Protection and Affordable Care Act of 2010 ("PPACA"). The final CMS rule also adjusted the method by which group therapy is counted for reimbursement purposes, and changed the timing in which patients who are receiving therapy must be reassessed for purposes of determining their RUG category.
Should future changes in PPS include further reduced rates or increased standards for reaching certain reimbursement levels (including as a result of automatic cuts tied to federal deficit cut efforts or otherwise), our Medicare revenues derived from our skilled nursing facilities (including rehabilitation therapy services provided at our skilled nursing facilities) could be reduced, with a corresponding adverse impact on our financial condition or results of operation. Our rehabilitation therapy, hospice and home health care businesses are also to a large degree directly or indirectly dependent on (and therefore affected by changes in) Medicare and Medicaid reimbursement rates. For example, our rehabilitation therapy business may have difficulty increasing or maintaining the rates it has negotiated with third party nursing facilities in light of the reduced PPS reimbursement rates that took effect on October 1, 2011 as discussed above.
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

•
Enhanced CMPs and Escrow Provisions. PPACA includes expanded civil monetary penalty ("CMP") and related provisions applicable to all Medicare and Medicaid providers. CMS rules adopted to implement applicable provisions of PPACA also provide that assessed CMPs may be collected and placed in whole or in part into an escrow pending final disposition of the applicable administrative and judicial appeals processes. To the extent our facilities are assessed large CMPs that are collected and placed into an escrow account pending lengthy appeals, such actions could adversely affect our results of operations.

•
Nursing Home Transparency Requirements. In addition to expanded CMP provisions, PPACA imposes new transparency requirements for Medicare-participating nursing facilities. In addition to previously required disclosures regarding a facility's owners, management and secured creditors, PPACA expanded the required disclosures to include information regarding the facility's organizational structure, additional information on officers, directors, trustees and "managing employees" of the facility (including their names, titles, and start dates of services), and information regarding certain parties affiliated with the facility. The new transparency provisions could result in the potential for greater government scrutiny and oversight of the ownership and investment structure for skilled nursing facilities, as well as more extensive disclosure of entities and individuals that comprise part of skilled nursing facilities' ownership and management structure.

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

•
Home and Community Based Services. PPACA provides that, beginning in October 2011, states can provide home and community-based attendant services and supports through the Community First Choice State plan option. States choosing to provide home and community based services under this option must make them available to assist with activities of daily living, instrumental activities of daily living and health related tasks under a plan of care agreed upon by the individual and his/her representative. For states that elect to make coverage of home and community-based services available through the Community First Choice State plan option, the percentage of the state's Medicaid expenses paid by the federal government will increase by 6 percentage points. PPACA also included additional measures related to the expansion of community and home based services and authorized states to expand coverage of community and home-based services to individuals who would not otherwise be eligible for them. The expansion of home-and-community based services could reduce the demand for the facility based services that we provide.

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

•
Anti-Kickback Statute Amendments. PPACA amended the Anti-Kickback Statute so that (i) a claim that includes items or services violating the Anti-Kickback Statute also would constitute a false or fraudulent claim under the federal False Claims Act and (ii) the intent required to violate the Anti-Kickback Statute is lowered such that a person need not have actual knowledge or specific intent to violate the Anti-Kickback Statute in order for a violation to be deemed to have occurred. These modifications of the Anti-Kickback Statute could expose us to greater risk of inadvertent violations of the statute and to related liability under the federal False Claims Act.

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

Government Regulation
General
Healthcare is an area of extensive and frequent regulatory change. Our subsidiaries that provide healthcare services must comply with federal, state and local laws relating to, among other things, licensure, delivery and adequacy of medical care, distribution of pharmaceuticals, personnel and operating policies. Changes in the law or new interpretations of existing laws may have a significant impact on our methods and costs of doing business.
Governmental and other authorities periodically inspect our skilled nursing facilities, assisted living facilities, hospice agencies and home health agencies to verify that we continue to comply with their various standards. We must pass these inspections to continue our licensing under state law, to obtain certification under the Medicare and Medicaid programs, and, in some instances, to continue our participation in the Veterans Administration program. We can only participate in these third-party programs if inspections by regulatory authorities reveal that our facilities are in substantial compliance with applicable standards. In addition, regulatory authorities periodically inspect our recordkeeping and inventory control of controlled narcotics. From time to time, we, like others in the healthcare industry, may receive notices from federal and state regulatory authorities alleging that we failed to comply with applicable standards. These notices may require us to take corrective action, and may impose civil monetary penalties and other operating restrictions on us. If our facilities or agencies fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, they could lose their certification as a Medicare or Medicaid provider or lose their state operating licenses.
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
Anti-Kickback Statute
Federal law commonly referred to as the Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of anything of value, directly or indirectly, in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by a federal healthcare program such as Medicare or Medicaid. Violation of the Anti-Kickback Statute is a felony, and sanctions for each violation include imprisonment of up to five years, significant criminal fines, significant civil monetary penalties plus three times the amount claimed or three times the remuneration offered, and exclusion from federal healthcare programs (including Medicare and Medicaid). Many states have adopted similar prohibitions against kickbacks and other practices that are intended to induce referrals applicable to all payors.
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
Stark Law
Federal law commonly known as the Stark Law prohibits a physician from making referrals for particular healthcare services to entities with which the physician (or an immediate family member of the physician) has a financial relationship if the services are payable by Medicare or Medicaid. If an arrangement is covered by the Stark Law, the requirements of a Stark Law exception must be met for the physician to be able to make referrals to the entity for designated health services and for the entity to be able to bill for these services. Although the term “designated health services” does not include long-term care services, some of the services provided at our skilled nursing facilities and other related business units are classified as designated health services, including physical, speech and occupational therapy, as well as pharmacy and hospice services. The term “financial relationship” is defined very broadly to include most types of ownership or compensation relationships. The Stark Law also prohibits the entity receiving the referral from seeking payment from the patient or the Medicare and Medicaid programs for services rendered pursuant to a prohibited referral.
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
If an entity violates the Stark Law, it could be subject to significant civil penalties. The entity also may be excluded from participating in federal and state healthcare programs, including Medicare and Medicaid. If the Stark Law were found to apply to our relationships with referring physicians and no exception under the Stark Law were available, we would be required to restructure these relationships or refuse to accept referrals for designated health services from these physicians. If we were found to have submitted claims to Medicare or Medicaid for services provided pursuant to a referral prohibited by the Stark Law, we would be required to repay any amounts we received from Medicare or Medicaid for those services and could be subject to civil monetary penalties. Further, we could be excluded from participating in Medicare and Medicaid and other federal and state healthcare programs. If we were required to repay any amounts to Medicare or Medicaid, subjected to fines, or excluded from the Medicare and Medicaid Programs, our business and financial condition would be harmed significantly.
As directed by PPACA, in 2010 CMS released a self-referral disclosure protocol (“SRDP”) for potential or actual violations of the Stark Law. Under SRDP, CMS states that it may, but is not required to, reduce the amounts due and owing for a Stark Law violation, and will consider the following factors in deciding whether to grant a reduction: (1) the nature and extent of the improper or illegal practice; (2) the timeliness of the self-disclosure; (3) the cooperation in providing additional information related to the disclosure; (4) the litigation risk associated with the matter disclosed; and (5) the financial position of the disclosing party.
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
False Claims
Federal and state laws prohibit the submission of false claims and other acts that are considered fraudulent or abusive. The submission of claims to a federal or state healthcare program for items and services that are “not provided as claimed” may lead to the imposition of significant civil monetary penalties, significant criminal fines and imprisonment, and/or exclusion from participation in state and federally-funded healthcare programs, including the Medicare and Medicaid programs. Allegations of poor quality of care can also lead to false claims suits as prosecutors allege that the provider has represented to the government healthcare program that adequate care is provided and the lack of quality care causes the service to be “not provided as claimed.”
Under the federal False Claims Act, or FCA, actions against a provider can be initiated by the federal government or by a private party on behalf of the federal government. These private parties, who are often referred to as “qui tam relators” or “relators,” are entitled to share in any amounts recovered by the government. Both direct enforcement activity by the government and qui tam relator actions have increased significantly in recent years. The use of private enforcement actions against healthcare providers has increased dramatically, in part because the relators are entitled to share in a portion of any settlement or judgment. This development has increased the risk that a healthcare company will have to defend a false claims action, pay fines or settlement amounts or be excluded from the Medicare and Medicaid programs, and other federal and state healthcare programs as a result of an investigation arising out of false claims laws. Many states have enacted similar laws providing for imposition of civil and criminal penalties for the filing of fraudulent claims.
Because we submit thousands of claims to Medicare each year, and there is a relatively long statute of limitations under the FCA, there is a risk that intentional, or even negligent or recklessly submitted claims that prove to be incorrect, or even billing errors, cost reporting errors or lapses in statutory or regulatory compliance with regard to the provision of health care services (including, without limitation the Anti-Kickback Statue and the federal self-referral law discussed above), could result in significant civil or criminal penalties against us. In addition to FCA concerns, federal law makes it a felony to fail to disclose to the government an overpayment once the recipient has knowledge of the overpayment.
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
Patient Privacy and Security Laws
There are numerous legislative and regulatory requirements at the federal and state levels addressing patient privacy and security of health information. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) contains provisions that require us to adopt and maintain business procedures designed to protect the privacy, security and integrity of patients' individual health information. States also have laws that apply to the privacy of healthcare information. We must comply with these state privacy laws to the extent that they are more protective of healthcare information or provide additional protections not afforded by HIPAA.
HIPAA's security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. These standards have had and are expected to continue to have a significant impact on the health care industry because they impose extensive requirements and restrictions on the use and disclosure of identifiable patient information. In addition, HIPAA established uniform standards governing the conduct of certain electronic healthcare transactions and protecting the privacy and security of certain individually identifiable health information.
The Health Information Technology for Clinical Health Act of 2009, or HITECH Act, and predecessor in California, expanded the requirements and noncompliance penalties under HIPAA and California privacy law and require correspondingly intensive compliance efforts by companies such as ours, including self-disclosures of breaches of unsecured health information to affected patients, federal officials, and, in some cases, the media. These laws make unauthorized access (i.e., “snooping”) by our employees illegal and subject to self-disclosure and penalties. Other states may adopt similar or more extensive breach notice and privacy requirements. Compliance with these regulations could require us to make significant investments of money and other resources. We believe that we are in substantial compliance with applicable state and federal regulations relating to privacy and security of patient information. However, if we fail to comply with the applicable regulations, we could be subject to significant penalties.
Federal Health Care Reform
In addition to the provisions described above affecting Medicare and Medicaid participating providers, the PPACA enacted several reforms with respect to skilled nursing facilities and hospices, including payment measures to realize significant savings of federal and state funds by deterring and prosecuting fraud and abuse in both the Medicare and Medicaid programs. See “Industry Trends-Federal Health Care Reform” above for additional information regarding PPACA.
Certificates of Need and Other Regulatory Matters
Certain states administer a certificate of need program, which applies to the incurrence of capital expenditures, the offering of certain new institutional health services, the cessation of certain services and the acquisition of major medical equipment. Such legislation also stipulates requirements for such programs, including that each program be consistent with the respective state health plan in effect pursuant to such legislation and provide for penalties to enforce program requirements. To the extent that certificates of need or other similar approvals are required for expansion of our operations, either through acquisitions, expansion or provision of new services or other changes, such expansion could be affected adversely by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.
State Operating License Requirements

Nursing homes, assisted living facilities, pharmacies, hospice agencies and home health agencies are required to be individually licensed or certified under applicable state law and as a condition of participation under the Medicare program. In addition, healthcare professionals and practitioners are required to be licensed in most states. We believe that our operating companies and personnel that provide these services have all required regulatory approvals necessary for our current operations. The failure to obtain, retain or renew any required license could adversely affect our operations, including our financial results.
Rehabilitation License Requirements
Our rehabilitation therapy services operations are subject to various federal and state regulations, primarily regulations of individual practitioners. Therapists and other healthcare professionals employed by us are required to be individually licensed or certified under applicable state law. We take measures to ensure that our therapists and other healthcare professionals are properly licensed and participate in required continuing education programs. The failure to obtain, retain or renew any required license or certifications by therapists or other healthcare professionals could adversely affect our operations, including our financial results.
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
Under federal law, dispensers of controlled substances must register with the Drug Enforcement Administration, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements or other laws applicable to pharmacies could result in significant civil or criminal penalties. The Medicare and Medicaid programs also establish certain requirements for participation of pharmacy suppliers.

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
With respect to hospice services, while non-profit organizations have historically operated a significant majority of all hospice programs, for-profit companies have begun to occupy a larger share of the hospice market. Increasing public awareness of hospice services, the aging of the U.S. population and favorable reimbursement by Medicare, which is the primary payor for hospice services, have contributed to the recent growth in the hospice care market. As more companies enter the market to provide hospice services, we will face increasing competitive pressure.

Labor
Our most significant operating cost is labor. We seek to manage our labor costs by improving staffing retention, maintaining competitive labor rates, and reducing reliance on overtime compensation and temporary staffing services.
As of December 31, 2011, we had approximately 13,800 full-time equivalent employees and had eight collective bargaining agreements with unions covering approximately 660 full-time employees at eight of our skilled nursing facilities. Labor costs accounted for approximately 67.0%, 66.2% and 66.0% of our operating expenses (excluding impairment charges) from continuing operations for the years ended December 31, 2011, 2010 and 2009, respectively. We generally consider our relationship with our employees to be good.

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

Insurance
We maintain insurance for general and professional liability, workers' compensation, employee benefits liability, property, casualty, directors' and officers' liability, inland marine, crime, boiler and machinery, automobile, employment practices liability and earthquake and flood. We believe that our insurance programs are adequate and where there has been a direct transfer of risk to the insurance carrier, we do not recognize a liability in our consolidated financial statements. We self-insure a significant portion of our potential liabilities for several risks, including certain types of general and professional liability, workers' compensation, and employee benefit insurance. To the extent our insurance coverage is insufficient or unavailable to cover losses that we incur that would otherwise be insurable, or to the extent that our estimates of anticipated liabilities that we self-insure are significantly lower than the actual self-insured liabilities that we incur, our financial condition and results of operations could be materially and adversely affected. For additional information regarding our insurance programs, see Note 12, “Commitments and Contingencies - Insurance” in the financial statements included elsewhere in this report.

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

Securities and Exchange Commission, or SEC. Such reports and other information filed by us with the SEC are available free of charge at the investor relations section of our website at www.skilledhealthcaregroup.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Copies are also available, without charge, by writing to Skilled Healthcare Group Investor Communications, 27442 Portola Parkway, Suite 200, Foothill Ranch, CA, 92610. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The inclusion of our website address in this annual report does not include or incorporate by reference the information on our website into this annual report.

Company History
Skilled Healthcare Group, Inc. was incorporated as SHG Holding Solutions, Inc. in Delaware in October 2005. Our predecessor company acquired Summit Care Corporation, a publicly-traded long-term care company with nursing facilities in California, Texas and Arizona, in 1998. In October 2001, our predecessor and 19 of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code and in November 2001, our remaining three companies also filed voluntary petitions for protection under Chapter 11. In August 2003, we emerged from bankruptcy, paying or restructuring all debt holders in full, paying all accrued interest expenses and issuing 5.0% of our common stock to former bondholders. In March 2005, we also sold our California pharmacy business, consisting of two institutional pharmacies in Southern California.
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

Item 1A. Risk Factors
Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute "forward-looking statements" within the meaning of Section 21 of the Exchange Act. Disclosures that use words such as we 'believe," "anticipate," "estimate," "intend," "could," "plan," "expect," "project" or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management based on our current estimates, expectations, forecasts and projections, and include comments that express our current opinions about trends and factors that may impact future operating results. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our business and other matters including, without limitation, the risk factors discussed below. We expressly disclaim any duty to update the forward-looking statements and other information contained in this report, except as required by law.
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
Medicare is our largest source of revenue, accounting for 37.1% of our consolidated revenue during 2010 and 37.5% in 2011. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of our rehabilitation therapy services customers, are themselves reimbursed by Medicare for the services we provide. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, our business and results of operations will be adversely affected.

The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. For example, CMS implemented a net 11.1% reduction in its reimbursement rates to skilled nursing facilities effective October 1, 2011. Based on current federal law, unless Congress takes action to lower the national deficit by at least $1.2 trillion over 10 years, automatic reductions to Medicare spending will be imposed. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins. Prior reductions in governmental reimbursement rates partially contributed to our predecessor's bankruptcy filing under Chapter 11 of the United States Bankruptcy Code in October 2001.
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
We receive a significant portion of our revenue from Medicaid, which accounted for 31.7% and 29.2% of our consolidated revenue during 2010 and 2011, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states (including California and Texas, where significant portions of our Medicaid-related business is located) to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. We expect these state and federal efforts to continue for the foreseeable future. If Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program that are disadvantageous to our businesses or professions our business and results of operations could be materially and adversely affected.
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
We monitor the Medicare cap amount and seek to implement corrective measures as necessary. We maintain what we believe are adequate allowances in the event that our individual hospice agencies exceed the Medicare hospice cap in any given fiscal year. However, many of the variables involved in estimating the Medicare hospice cap contractual adjustment are beyond our control, and we cannot assure you that we will not increase or decrease our estimated contractual allowance in the future, or that we will not be required to surrender amounts we received from Medicare that were in excess of the Medicare hospice cap for any particular period(s).
Our hospice program exceeded the Medicare cap limit in 2009 by $2.1 million. In 2011 and 2010 certain of our hospice programs exceeded the Medicare cap limit but the majority of the amounts by which the hospice programs exceeded the cap were indemnified by the entities from which we purchased the hospice programs. Our ability to comply with the cap limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that our hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not differ materially from the actual Medicare cap amount.
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
One development potentially restricting those we may hire was a decision on November 3, 2010 by the Physical Therapy Board of California ("PT Board") to rescind a 1990 PT Board resolution which determined that the offering of physical therapy services by a corporation, not organized as a professional corporation, was permitted by the Physical Therapy Practice Act, which is the California statute governing the provision of physical therapy within the state. This rescission purports to prohibit employment of a physical therapist to provide physical therapy services by any professional corporation except those owned by physical therapists and Naturopaths. Lay corporations that hold themselves out as physical therapy corporations would be similarly prohibited. We have a subsidiary that employs physical therapists in California, but is not owned by physical therapists. Our subsidiary contracts with nursing facilities to provide the facilities with personnel who are licensed to provide rehabilitation therapy services, including physical therapy, occupational therapy and/or speech language pathology services. Our therapists then provide rehabilitation therapy services to the nursing facilities' patients under the skilled nursing facilities' licenses that authorize the provision of physical therapy (and other rehabilitation therapy services, if applicable). In this relationship, the nursing facilities retain the patient relationship, remain professionally responsible for the healthcare services including therapy, and bill the patient and/or third party payors for the services rendered to their patients. We are unaware of any enforcement actions by the PT Board to date and it is not clear whether the applicable law would ultimately be interpreted to mean that our rehabilitation therapy subsidiary cannot employ and provide physical therapists to nursing facilities in California as it currently does.   Nevertheless, the PT Board could seek an enforcement action against our rehabilitation therapy subsidiary and its physical therapists employees and we may have to significantly restructure operations of our California rehabilitation therapy operations to conform to the PT Board's revised interpretation of the law.
In addition, federal and state government agencies have increased and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, including skilled nursing facilities, home health agencies and hospice agencies. This includes investigations of:

•	fraud and abuse;

•	quality of care;

•	financial relationships with referral sources; and

•	the medical necessity of services provided.
We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, the intensity of federal and state enforcement actions or the extent and size of any potential sanctions, fines or penalties. Changes in the regulatory framework, our failure to obtain or renew required regulatory approvals or licenses or to comply with applicable regulatory requirements, the suspension or revocation of our licenses or our disqualification from participation in federal and state reimbursement programs, or the imposition of other enforcement sanctions, fines or penalties could have a material adverse effect upon our results of operations, financial condition and liquidity. Furthermore, should we lose licenses or certifications for a number of our facilities or other businesses as a result of regulatory action or otherwise, we could be deemed to be in default under some of our agreements, including agreements governing outstanding indebtedness and the report of such issues at one of our facilities could harm our reputation for quality care and lead to a reduction in our patient referrals and ultimately our revenue and operating income.
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
The long-term care profession has experienced an increasing trend in the number and severity of litigation claims involving punitive damages and settlements. We believe that this trend is endemic to the industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiffs' lawyers of potentially large recoveries. While some states have enacted tort reform legislation that limits plaintiffs' recoveries in some respects, should our professional liability and general liability increase significantly in the future, we may not be able to increase our revenue sufficiently to cover the cost increases, our operating income could suffer, and we may not be able to meet our obligations to repay our liabilities. For a discussion of recent litigation claims against us, including the Humboldt County Action, see Note 12, "Commitments and Contingencies-Litigation" in the notes to the consolidated financial statements included elsewhere in this report.
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
In 2011, we received approximately 40.7% of our consolidated revenue from operations in California and 21.5% from Texas, and in 2010, we received approximately 41.9% of our consolidated revenue from operations in California and 23.2% from Texas. We expect to continue to receive significant portions of our consolidated revenue from those states in the future as well. Accordingly, economic conditions and changes in state healthcare spending prevailing in either of these markets could affect the ability of our patients and third-party payors to reimburse us for our services, either through a reduction of the tax base used to generate state funding of Medicaid programs, an increase in the number of indigent patients eligible for Medicaid benefits, changes in state funding levels or healthcare programs or other factors. A continued or prolonged economic downturn, significant changes in state healthcare spending, or changes in the laws affecting our business in these markets could have a material adverse effect on our financial position, results of operations and cash flows. For example, in July 2011 due to the economic downturn in California and the resultant budget deficit, California passed a budget that included a Medicaid payment reduction of 10%, effective June 1, 2011 through July 2012. The payments are to be restored retroactively to June 2011, sometime prior to the end of 2012, but in the meantime will contribute to a reduction in cash flows from operations in California.
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
The tight labor market and high demand for such employees contributes to high turnover among clinical professional staff. A shortage of qualified personnel at a facility could result in significant increases in labor costs and increased reliance on overtime and expensive temporary staffing agencies, and could otherwise adversely affect operations at the affected facilities. If we are unable to attract and retain qualified professionals, our ability to adequately provide services to our residents and patients may decline and our ability to grow may be constrained.
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
We operate a number of facilities in California, which enacted legislation aimed at establishing minimum staffing requirements for facilities operating in that state. This legislation required that the California Department of Public Health, or DPH, promulgate regulations requiring each skilled nursing facility to provide a minimum of 3.2 nursing hours per patient day. The DPH finalized regulations in 2009 that required three 8-hour shifts for nurse-to-patient staffing, described documentation and notice requirements, and specified procedures for obtaining a waiver from per-shift staffing requirements at skilled nursing facilities. Although DPH finalized the regulations, initial implementation of the statute authorizing the regulations is contingent on an appropriation in the state's annual budged legislation or another statute. Because no appropriation was made and no additional statutes were enacted, the regulations did not become operational. Therefore, DPH will continue its practice of determining a facility's compliance with the 3.2 hour of nursing services per patient day measure in accordance with its internal policy and through on-site reviews conducted during periodic licensing and certification surveys and in response to complaints. If the DPH determines that a facility is out of compliance with this staffing measure, the DPH may issue a notice of deficiency, or a citation, depending on the impact on patient care. A citation carries with it the imposition of significant monetary fines. DPH has issued guidelines, implementing the provisions of newly enacted California laws, for state audits that verify compliance with the 3.2 nursing hours per patient day staffing requirements. If DPH determines under an audit that a facility has failed to meet the minimum staffing requirement for between 5% and 49% of the audited days, a significant administrative monetary penalty will be assessed. If DPH determines that a facility has failed to meet the minimum staffing requirement for more than 49% of the audited days, then a larger administrative monetary penalty will be assessed. The issuance of either a notice of deficiency or a citation requires the facility to prepare and implement an acceptable plan of correction. The Humboldt County Action included allegations that certain of our California skilled nursing facilities failed to meet state-mandated minimum staffing requirements. The Humboldt County Action resulted in a jury verdict against us and certain of our affiliated skilled nursing companies that awarded $677 million in damages. The case was ultimately settled in September 2010, pursuant to which we were required to deposit into escrow a total of $50 million to cover certain settlement costs, and we may be required to pay additional funds into the escrow to the extent that our costs of complying with the injunction issued against us as part of the settlement is less than the agreed threshold amount. For more information regarding the Humboldt County Action and the settlement, see Note 12, "Commitments and Contingencies-Litigation" in the notes to the consolidated financial statements included elsewhere in this report.
Our ability to satisfy any minimum staffing requirements depends upon our ability to attract and retain qualified healthcare professionals, including nurses, certified nurse's assistants and other personnel. Attracting and retaining these personnel is difficult, given a tight labor market for these employees in many of the markets in which we operate. Furthermore, if states do not appropriate additional funds (through Medicaid program appropriations or otherwise) sufficient to pay for any additional operating costs resulting from minimum staffing requirements, our profitability may be materially adversely affected.
If we fail to attract patients and residents and to compete effectively with other healthcare providers, our revenue and profitability may decline and we may incur losses.
The healthcare services professions are highly competitive. Our skilled nursing facilities compete primarily on a local and regional basis with many long-term care providers, from national and regional chains to smaller providers owning as few as a single nursing center. We also compete under certain circumstances with inpatient rehabilitation facilities and long-term acute care hospitals. Our hospices and home health agencies also compete with local regional and national companies. Increased competition could limit our ability to attract and retain patients, maintain or increase rates or to expand our business. Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing competitors in the local market, the types of services available, our local reputation for quality care of patients, the commitment and expertise of our staff and physicians, our local service offerings and treatment programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. If we are unable to attract patients to our facilities and agencies, particularly high-acuity patients, then our revenue and profitability will be adversely affected. Some of our competitors may have greater recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Competing long-term care companies may also offer newer facilities or different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current patients, to potential patients and to referral sources. Some of our competitors may accept lower profit margins than we do, which could present significant price competition, particularly for managed care and private pay patients. We believe we utilize a conservative approach in complying with laws prohibiting kickbacks and referral payments to referral sources. However, some of our competitors may use more aggressive methods than we do with respect to obtaining patient referrals, and as a result competitors may from time to time obtain patient referrals that are not otherwise available to us.
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
We depend on implementing adequate cost management initiatives in response to fluctuations in levels of patient census in our businesses in order to maintain our current cash flow and earnings levels. Fluctuation in our patient census levels may become more common as we increase our emphasis in our skilled nursing facilities on patients with shorter stays but higher acuities. A decline in patient census levels would likely result in decreased revenue. If we are unable to put in place corresponding reductions in costs in response to decreases in our patient census or other revenue shortfalls, our financial condition and operating results could be adversely affected.
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
We intend to selectively pursue acquisitions of skilled nursing facilities, assisted living facilities, home health companies, hospice agencies and other related healthcare operations. Acquisitions may involve significant cash expenditures, debt incurrence, operating losses and additional expenses that could have a material adverse effect on our financial position, results of operations and liquidity. Acquisitions involve numerous risks, including:

•	difficulties integrating acquired operations, personnel and accounting and information systems, or in realizing projected efficiencies and cost savings;

•	diversion of management's attention from other business concerns;

•	potential loss of key employees or customers of acquired companies;

•	entry into markets in which we may have limited or no experience;

•	increasing our indebtedness and limiting our ability to access additional capital when needed;

•	assumption of unknown liabilities or regulatory issues of acquired companies, including failure to comply with healthcare regulations or to establish internal financial controls; and

•	straining of our resources, including internal controls relating to information and accounting systems, regulatory compliance, logistics and others.
 Furthermore, certain of the foregoing risks could be exacerbated when combined with other growth measures that we may pursue.
Global economic conditions may impact our ability to obtain additional financing on commercially reasonable terms or at all and our ability to expand our business may be harmed.
Recent global market and economic conditions have been very challenging with tight credit conditions and slow or negative economic growth in most major economies generally expected to continue in 2012 and possibly beyond. Ongoing concerns about the systemic impact of potential long-term and widespread economic recession or stagnation, energy costs, geopolitical issues, sovereign debt issues, the availability and cost of credit, and the global real estate and mortgage markets have contributed to increased market volatility, uncertainty and liquidity issues for both borrowers and investors. These conditions, combined with volatile prices for energy, food and other commodities, unstable business and consumer confidence, and significant unemployment, have contributed to pronounced economic volatility.
As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets, interest rate fluctuations and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines or stagnation in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs. Furthermore, while the 11% senior subordinated notes, which we sometimes refer to as the "2014 Notes," mature on January 15, 2014, if any of the 2014 Notes remain outstanding on October 14, 2013, then the maturity date of our senior secured credit facility (including its term loan component) will be accelerated from April 9, 2016 (for the term portion) and April 9, 2015 (for the revolving portion) to October 14, 2013.  If we are not able to timely retire or refinance the 2014 Notes and/or our senior secured credit facility on acceptable terms, due to market conditions or otherwise, our liquidity, financial condition, business and operating results could be materially and adversely affected.
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
We have now and will for the foreseeable future continue to have a significant amount of indebtedness. At December 31, 2011, our total indebtedness was approximately $475.5 million. Our substantial indebtedness could have important consequences. For example, it could:

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
Borrowings under our senior secured credit facility are subject to floating rates of interest over an interest rate floor of 1.5%. If interest rates increase over the floor, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would correspondingly decrease. We have entered into an interest rate swap agreement with a notional amount of $70.0 million, which effectively fixes the interest rate on that portion of our borrowings under our first lien credit agreement at 6.0% from January 1, 2012 through June 30, 2013. There can be no assurance that when the interest rate cap and swap agreements expire we will be able to enter into similar replacement hedging arrangements on favorable terms or at all. As of December 31, 2011, $271.8 million of borrowings under our senior secured credit facility is not hedged and is currently subject to floating rates of interest.
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
A portion of our workforce is unionized and our operations may be adversely affected by work stoppages, strikes or other collective actions.
As of December 31, 2011, approximately 660 of our 13,800 full time employees were represented by unions and covered by collective bargaining agreements. In addition, certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. We cannot predict the effect that continued union representation or future organizational activities will have on our business or future operations. There can be no assurance that we will not experience a material work stoppage in the future.
Disasters and similar events may seriously harm our business.
Natural and man-made disasters and similar events, including terrorist attacks and acts of nature such as hurricanes, tornados, earthquakes, floods and wildfires, may cause damage or disruption to us, our employees and our facilities, which could have an adverse impact on our patients and our business. In order to provide care for our patients, we are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our facilities, and the availability of employees to provide services at our facilities and other locations. If the delivery of goods or the ability of employees to reach our facilities and patients were interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our business. For example, in connection with Hurricane Katrina in New Orleans, several nursing home operators unaffiliated with us were accused of not properly caring for their residents, which resulted in, among other things, criminal charges being filed against the proprietors of those facilities. Furthermore, the impact, or impending threat, of a natural disaster has in the past and may in the future require that we evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients and employees. The impact of disasters and similar events is inherently uncertain. Such events could harm our patients and employees, severely damage or destroy one or more of our facilities, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that we currently cannot predict.
The operation of our business is dependent on effective and secure information systems.
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
Additionally, we maintain information necessary to conduct our business, including confidential and proprietary information as well as personal information regarding our patients, employees and others with whom we do business, in digital form. Data maintained in digital form is subject to the risk of tampering, theft and unauthorized access. We develop and maintain systems to prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of tampering, theft and other unauthorized access cannot be eliminated entirely, and risks associated with each of these remain. If our information technology systems are compromised and personal or other protected information regarding patients, employees or others with whom we do business is stolen, tampered with or otherwise improperly accessed, our ability to conduct our business and our reputation may be impaired. If personal or other protected information of our patients, employees or others with whom we do business is tampered with, stolen or otherwise improperly accessed, and we may incur significant costs to remediate possible injury to the affected persons, compensate the affected persons, pay any applicable fines, or take other action with respect to judicial or regulatory actions arising out of the incident, including under HIPAA or the Hi-Tech Act, as applicable.

Risks Related to Ownership of Our Class A Common Stock
We are controlled by Onex Corporation, whose interests may conflict with yours.
Our Class A common stock has one vote per share, while our Class B common stock has ten votes per share, on all matters to be voted on by our stockholders. As of December 31, 2011, Onex Corporation, its affiliates and certain of our directors and members of our senior management who are party to a voting agreement with an affiliate of Onex Corporation owned shares of common stock representing over 75.0% of the combined voting power of our outstanding common stock. Accordingly, Onex Corporation generally has the power to control the outcome of matters on which stockholders are entitled to vote. Such matters include the election and removal of directors, the adoption or amendment of our certificate of incorporation and bylaws, possible mergers, corporate control contests and significant transactions. Through its control of elections to our board of directors, Onex Corporation may also have the ability to appoint or replace our senior management and cause us to issue additional shares of our common stock or repurchase common stock, declare dividends or take other actions. Onex Corporation may make decisions regarding our company and business that are opposed to our other stockholders’ interests or with which they disagree. Onex Corporation may also delay or prevent a change of control of us, even if the change of control would benefit our other stockholders, which could deprive our other stockholders of the opportunity to receive a premium for their Class A common stock. The significant concentration of stock ownership and voting power may also adversely affect the trading price of our Class A common stock due to investors’ perception that conflicts of interest may exist or arise. To the extent that the interests of our public stockholders are harmed by the actions of Onex Corporation, the price of our Class A common stock may be harmed.
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

•
adverse conditions in the financial markets, state and federal government or general economic conditions, including those resulting from statewide, national or global financial and deficit considerations, overall market conditions, war, incidents of terrorism and responses to such events;

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
Onex Corporation and its affiliates control a majority of the voting power of our outstanding common stock. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:

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

•
advance notice requirements for stockholders to nominate individuals to serve on our board of directors or to submit proposals that can be acted upon at stockholder meetings; provided, that prior to the date that the total number of outstanding shares of our Class B common stock is less than 10% of the total number of shares of common stock outstanding, which we refer to as the "Transition Date," no such requirement is required for holders of at least 10% of our outstanding Class B common stock;

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
As of December 31, 2011, our 102 long-term care facilities consisted of 73 of which were owned, 24 of which were leased, and 5 which were owned but have been leased to an unaffiliated third party operator. As of December 31, 2011, our operated facilities had a total of 10,495 licensed beds.
The following table provides information by state as of December 31, 2011 regarding the skilled nursing and assisted living facilities that we owned and leased.

	Owned Facilities		Leased Facilities		Total Facilities
	Number	Licensed Beds	Number	Licensed Beds	Number	Licensed Beds
California	17	1,384	14	1,735	31	3,119
Kansas	26	1,425	—	—	26	1,425
Texas	22	3,201	—	—	22	3,201
Nevada	2	132	1	190	3	322
Missouri	7	1,007	—	—	7	1,007
New Mexico	2	208	8	968	10	1,176
Iowa	2	164	—	—	2	164
Nebraska	—	—	1	81	1	81
Total	78	7,521	24	2,974	102	10,495
Skilled nursing	52	6,491	22	2,692	74	9,183
Assisted living	21	1,030	2	282	23	1,312
Skilled nursing facilities leased to unaffiliated third party operator	5	—	—	—	5	—
Our executive offices are located in Foothill Ranch, California, where we lease office space, a portion of which is utilized for the administrative functions of our businesses. The term of this lease expires in 2017. We have an option to renew our lease at this location for an additional five-year term.

Item 3.	Legal Proceedings
For information regarding certain pending legal proceedings to which we are a party or our property is subject, see Note 12, "Commitments and Contingencies—Litigation," to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.
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

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is listed on the New York Stock Exchange under the symbol "SKH." Information with respect to sales prices and record holders of our Class A common stock is set forth below. There is no established trading market for our Class B common stock.
Market Information
The following table sets forth, for the indicated quarterly periods, the high and low sale prices of our Class A common stock as reported by the New York Stock Exchange:

Year Ended December 31, 2011	High ($)	Low ($)
First quarter	15.10	8.81
Second quarter	15.93	9.05
Third quarter	11.00	3.30
Fourth quarter	5.57	3.55
Year Ended December 31, 2010	High ($)	Low ($)
First quarter	7.94	5.83
Second quarter	8.23	6.08
Third quarter	6.81	1.43
Fourth quarter	9.20	3.51
On February 8, 2012, the closing sales price of our Class A common stock on the New York Stock Exchange was $6.56 per share. On that date, there were 9 holders of record of our Class A common stock and 29 holders of record of our Class B common stock.
Dividend Payment
We did not declare or pay cash dividends in either 2011 or 2010 on our Class A common stock or Class B common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general purposes, including to service or repay our debt and to fund the operation and expansion of our business.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below sets forth information with respect to purchases of our Class A common stock made by us or on our behalf during the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2011	—	$—	n/a	n/a
November 1 - 30, 2011	604	$4.09	n/a	n/a
December 1 - 31, 2011	—	$—	n/a	n/a
Total:	604	$4.09	n/a	n/a

(1)
Reflects shares forfeited to us upon the vesting of restricted stock granted to participants in our 2007 Incentive Award Plan, to satisfy applicable tax withholding obligations with respect to such vesting. We did not have any publicly announced plans or programs to purchase our Class A common stock in the quarter ended December 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans
We primarily issue stock options and restricted stock under our share-based compensation plans, which are part of a broad-based, long-term retention program that is intended to attract and retain talented employees and directors, and align stockholder and employee interests.

Pursuant to our Amended and Restated Skilled Healthcare Group, Inc. 2007 Incentive Award Plan, or 2007 Plan, we grant stock-based awards, including stock options, restricted stock awards, and restricted stock units, to employees and directors. Options are granted to purchase shares of our Class A common stock at a price not less than the fair market value of our Class A common stock on the date of grant. The 2007 Plan provides for the grant of incentive and non-qualified stock options as well as stock appreciation rights, restricted stock, restricted stock units, performance units and shares, and other stock-based awards. Generally, option grants and restricted stock awards to employees vest over four years and are exercisable for up to 10 years from the grant date. Our awards to certain executives have performance based criteria that must be met in order for the awards to vest. The Board of Directors may terminate the 2007 Plan at any time. Only shares of our Class A common stock can be issued or transferred pursuant to awards under the 2007 Plan.
Additional information regarding our stock option plans and plan activity for fiscal 2011, 2010 and 2009 is provided in the notes to our consolidated financial statements in this annual report, see Note 11, "Stock-Based Compensation."
The equity compensation plan information set forth in Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this report contains information concerning securities authorized for issuance under our equity compensation plans.
Stock Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our Class A common stock since May 15, 2007, which is the date our Class A common stock first began trading on the New York Stock Exchange, to two indices: the S&P 500 and the Morningstar Long-Term Care Index. The graph assumes an initial investment of $100 on May 15, 2007, assuming reinvestment of dividends, if any. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our Class A common stock. The following graph and related information shall not be deemed "soliciting material" or deemed to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any SEC filing unless we specifically incorporate it by reference into the particular filing.
COMPARISON OF CUMULATIVE TOTAL RETURN ON INVESTMENT
Assuming $100 Investment on May 15, 2007 (IPO)

	5/15/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Skilled Healthcare Group, Inc.	$100.00	$92.02	$53.09	$46.86	$56.48	$34.34
S&P 500	100.00	99.00	62.37	78.88	90.76	92.67
Morningstar LTC Index	100.00	77.59	26.44	46.32	56.87	46.89

Item 6.	Selected Financial Data
We derived the selected historical consolidated financial data below for each of the years ended December 31, 2011, 2010, and 2009, and as of December 31, 2011 and 2010, from our audited consolidated financial statements included elsewhere in this report. We derived the selected historical consolidated financial data for the years ended December 31, 2008 and 2007 and as of December 31, 2009, 2008 and 2007 from our consolidated financial statements not included in this report. Historical results are not necessarily indicative of future performance.
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

SELECTED CONSOLIDATED FINANCIAL DATA

	Years ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statement of Operations Data
Revenue	$869,701	$820,238	$756,065	$729,390	$634,607
Expenses	1,032,627	780,621	842,048	643,365	554,940
Total other (expenses) income, net	(36,824)	(38,186)	(28,966)	(33,848)	(52,584)
(Loss) income from continuing operations before provision for income taxes	(199,750)	1,431	(114,949)	52,177	27,083
Provision for income taxes	3,516	2,472	17,842	18,081	11,801
(Loss) income before discontinued operations and cumulative effect of a change in accounting principle	(203,266)	(1,041)	(132,791)	34,096	15,282
Loss from discontinued operations, net of tax	—	—	(390)	—	—
Net (loss) income	(203,266)	(1,041)	(133,181)	34,096	15,282
Accretion on preferred stock	—	—	—	—	(7,354)
Net (loss) income attributable to common stockholders	$(203,266)	$(1,041)	$(133,181)	$34,096	$7,928
(Loss) Earnings Per Share Data:
(Loss) earnings per common share from continuing operations, basic	$(5.47)	$(0.03)	$(3.60)	$0.93	$0.29
(Loss) earnings per common share from continuing operations, diluted	$(5.47)	$(0.03)	$(3.60)	$0.92	$0.29
Weighted-average common shares outstanding, basic	37,145	36,988	36,914	36,573	27,062
Weighted-average common shares outstanding, diluted	37,145	36,988	36,914	36,894	27,715
Other Financial Data
Capital expenditures (excluding acquisitions)	$16,298	$27,736	$41,155	$49,626	$29,398
Net cash provided by operating activities	99,380	35,391	75,021	67,489	34,026
Net cash used in investing activities	(39,917)	(76,405)	(46,168)	(72,853)	(123,851)
Net cash (used in) provided by financing activities	(47,638)	41,678	(27,762)	2,399	92,016
EBITDA(1)	(136,241)	62,552	(60,164)	109,736	87,293
EBITDA margin(1)	(15.7)%	7.6%	(8.0)%	15.0%	13.8%
Adjusted EBITDA(1)	131,310	121,524	110,887	109,798	98,981
Adjusted EBITDA margin(1)	15.1%	14.8%	14.7%	15.1%	15.6%
EBITDAR(2)	(117,842)	81,590	(42,027)	127,984	100,147
EBITDAR margin(2)	(13.5)%	9.9%	(5.6)%	17.5%	15.8%
Adjusted EBITDAR(2)	149,709	140,562	129,024	128,046	111,835
Adjusted EBITDAR margin(2)	17.2%	17.1%	17.1%	17.6%	17.6%

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$16,017	$4,192	$3,528	$2,047	$5,012
Working capital	44,953	52,786	44,672	47,298	50,872
Property and equipment and leased facility assets, net	386,294	387,322	373,211	346,466	294,281
Total assets	695,000	944,290	856,242	1,006,580	965,857
Long-term debt (including current portion and the revolving credit facility)	475,483	519,963	458,679	470,261	458,436
Total stockholders’ equity	77,213	277,580	275,422	404,577	370,056
________________
Notes

(1)
We define EBITDA as net (loss) income before depreciation, amortization and interest expense (net of interest income) and the provision from income taxes. EBITDA margin is EBITDA as a percentage of revenue. Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	discontinued operations, net of tax;

•	the change in fair value of an interest rate hedge not qualifying for hedge accounting;

•	gains or losses on sale of assets;

•	the write-off of deferred financing costs of extinguished debt;

•	impairment of long-lived assets;

•	debt retirement costs;

•	acquisitions and due diligence costs;

•	certain litigation settlement and other expenses (net of recoveries);

•	expenses related to the exploration of strategic alternatives;

•	exit costs related to divestiture; and

•	recovery of expenses related to divestiture.

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
Finally, we use Adjusted EBITDA to determine compliance with our debt covenants and assess our ability to borrow additional funds and to finance or expand operations. Our senior secured credit facility uses a measure substantially similar to Adjusted EBITDA as the basis for determining compliance with our financial covenants, specifically our minimum interest coverage ratio and our maximum total leverage ratio, and for determining the interest rate of our first lien term loan. The indenture governing our 11% senior subordinated notes also uses a substantially similar measurement for determining the amount of additional debt we may incur. For example, both our senior secured credit facility and the indenture governing our 11% senior subordinated notes include the following adjustments to EBITDA for (i) gain or losses on sale of assets, (ii) the write-off of deferred financing costs of extinguished debt, (iii) proforma adjustments for acquisitions to show a full year of EBITDA and interest expense, (iv) sponsorship fees paid to Onex which totals $0.5 million annually, (v) non-cash stock compensation and (vi) impairment of long-lived assets. Our noncompliance with these financial covenants could lead to acceleration of amounts due under our senior secured credit facility. In addition, if we cannot satisfy certain financial covenants under the indenture for our 11% senior subordinated notes, we cannot engage in certain specified activities, such as incurring additional indebtedness or making certain payments.
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
We compensate for these limitations by using EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR only to supplement net income on a basis prepared in conformance with U.S. GAAP in order to provide a more complete understanding of the factors and trends affecting our business. Furthermore, the non-GAAP financial measures that we present may be different from the presentation of similar measures by other companies, so the comparability of the measures among companies may be limited. We strongly encourage investors to consider net income determined under U.S. GAAP as compared to EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR, and to perform their own analysis, as appropriate.
The following table provides a reconciliation of our net (loss) income, which is the most directly comparable financial measure presented in accordance with U.S. GAAP for the periods indicated, to EBITDA, EBITDAR, Adjusted EBITDAR and Adjusted EBITDA:

	Years ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Net (loss) income	(203,266)	(1,041)	(133,181)	34,096	15,282
Provision for income taxes	3,516	2,472	17,842	18,081	11,801
Depreciation and amortization	25,229	25,047	23,308	20,978	17,687
Interest expense, net of interest income	38,280	36,074	31,867	36,581	42,523
EBITDA	(136,241)	62,552	(60,164)	109,736	87,293
Rent cost of revenue	18,399	19,038	18,137	18,248	12,854
EBITDAR	(117,842)	81,590	(42,027)	127,984	100,147
EBITDA	(136,241)	62,552	(60,164)	109,736	87,293
Discontinued operations, net of tax(a)	—	—	390	—	—
Change in fair value of interest rate hedge(b)	—	—	—	—	40
(Gain) loss on sale of assets(c)	290	(2,243)	61	62	—
Premium on redemption of debt and write-off of deferred financing costs of extinguished debt(d)	—	—	—	—	11,648
Impairment of long-lived assets(e)	270,478	—	170,600	—	—
Litigation settlement costs,(net of recoveries) (f)	(4,488)	53,505	—	—	—
Debt retirement cost(g)	—	7,010	—	—	—
Acquisition and due diligence costs(h)	—	700	—	—	—
Expenses related to the exploration of strategic alternatives(i)	716	—	—	—	—
Exit costs related to Northern California divestiture(j)	820	—	—	—	—
Recovery of expenses related to the divestiture of Westside Campus of Care facility (k)	(265)
Adjusted EBITDA	131,310	121,524	110,887	109,798	98,981
Rent cost of revenue	18,399	19,038	18,137	18,248	12,854
Adjusted EBITDAR	149,709	140,562	129,024	128,046	111,835
________________
Notes

(a)	In 2009, we closed our hospice operations located in Ventura, California, and, therefore, the results of this business have been classified as discontinued operations.

(b)
Changes in fair value of an interest rate hedge are unrelated to our core operating activities and we believe that adjusting for these amounts allows us to focus on actual operating costs at our facilities.

(c)	While unusual and non-recurring gains or losses on sales of assets are required under U.S. GAAP, these amounts are also not reflective of income and losses of the Company's underlying business.

(d)
Write-offs for deferred financing costs are the result of distinct capital structure decisions made by our management and are unrelated to our day-to-day operations. These write-offs include a $7.7 million redemption premium on $70.0 million of our 11% senior subordinated notes that we redeemed in June 2007, before their scheduled maturities in 2014.

(e)
During the third quarter of 2011, we recorded goodwill impairment charges of $243.2 million with respect to the long−term care reporting unit, $24.3 million for the therapy services reporting unit and a $3.0 million impairment charge within the therapy services reporting unit related to the Hallmark Rehabilitation business's trade name. The impairment charges of long-lived assets are the result of the July 29, 2011 announcement by CMS regarding the Medicare rate reductions and program changes that went into effect October 1, 2011. During the fourth quarter of 2009, we recorded a goodwill impairment charge of $170.6 million with respect to our long-term care reporting unit. The impairment charge was the result of the downturn in the expected future growth rates for governmental payors (based on patient mix and announced Medicare and Medicaid reimbursement reductions), and their effect on expected future cash flows. The impairment charges of long-lived assets are a non-cash accounting adjustment to our financial statements that does not affect our cash flows or our liquidity position.

(f)
In 2011, we recorded $4.5 million of insurance recoveries related to the litigation settlement expense of $53.5 million recorded during the third quarter of 2010. The $53.5 million was comprised of a $50.0 million cash settlement related to the Humboldt County Action described in "Note 12, Commitments and Contingencies-Litigation" and $3.0 million of related legal expenses, and $0.5 million in costs related to a securities class action related to our initial public offering (which was settled in September 2010).

(g)
During the second quarter of 2010, we recorded debt retirement cost of $7.0 million in conjunction with the refinancing of our senior secured credit facility due to the expensing of deferred financing fees of $6.6 million and $0.4 million of interest rate swap termination costs as the swaps were incompatible with the refinanced credit facility.

(h)	In 2010, hospice and home health costs of services included $0.7 million of non-recurring acquisition and due diligence related costs.

(i)
On April 11, 2011, we announced that our Board of Directors had engaged J.P. Morgan Securities LLC to assist exploring strategic alternatives to maximize stockholder value, including a potential sale of our real estate assets or the whole company. On August 2, 2011, we announced that our Board of Directors determined to conclude the previously-announced exploration of strategic alternatives. We recorded $0.7 million in expenses related to the exploration of strategic alternatives.

(j)
In April 2011, five of our subsidiaries that operate skilled nursing facilities in northern California transferred their operations to an unaffiliated third party skilled nursing facility operator. Another subsidiary of ours retained ownership of the real estate where the operations are located and has signed a 10-year lease with two 10-year extension options with the new operator. We recorded $0.8 million in exit costs in connection with the foregoing transaction.

(k)
During the third quarter of 2011, we recorded a recovery of approximately $0.3 million in expenses related to the divestiture of Westside Campus of Care skilled nursing facility operations in Texas in December 2010.

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
Business Overview
We are a holding company with subsidiaries that operate skilled nursing facilities, assisted living facilities, hospices, home health providers and a rehabilitation therapy business. We have an administrative service company that provides a full complement of administrative and consultative services that allows our facility operators and third-party facility operators with whom we contract to better focus on delivery of healthcare services. We have one such service agreement with an unrelated facility operator. These subsidiaries focus on providing high-quality care to our patients and have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of December 31, 2011, we operated 74 skilled nursing and 23 assisted living owned or leased facilities, together comprising 10,495 licensed beds. We also lease five skilled nursing facilities in California to an unaffiliated third party operator. Our skilled nursing and assisted living facilities, approximately 76.5% of which we own, are located in California, Texas, Iowa, Kansas, Missouri, Nebraska, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. For the twelve months ended December 31, 2011, we generated approximately 76.2% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, hospice care and home health services.
Our revenue was $869.7 million and $820.2 million for the years ended December 31, 2011 and 2010, respectively. To increase our revenue, we focus on acquiring existing facilities and businesses, developing new facilities and businesses, and improving our occupancy (census) rate and our skilled mix, which is the number of Medicare and managed care patient days at our skilled nursing facilities divided by the total number of patient days at our skilled nursing facilities for any given period. Medicare and managed care payors typically provide higher reimbursement than other payors because patients in these programs typically require a greater level of care and service.
We operate our business in three reportable operating segments: (1) long-term care services, which includes the operation of skilled nursing and assisted living facilities and is the most significant portion of our business; (2) therapy services, which includes our rehabilitation therapy services business; and (3) hospice and home health services, which includes our hospice and home health businesses. The “other” category includes general and administrative items. Our reporting segments are business units that offer different services, and that are managed separately due to the nature of services provided.
Acquisitions, Developments, and Divestiture
In March 2009, we admitted our first patients to our newly constructed skilled nursing facility in Dallas, Texas, the Dallas Center of Rehabilitation. The opening of the Dallas Center of Rehabilitation added 136 beds to our operations.
In April 2009, we purchased a skilled nursing facility located in Des Moines, Iowa. This facility added 74 beds to our operations.
In April 2009, we completed construction of Vintage Park at Tonganoxie, an assisted living facility in the Kansas City market. This facility added 41 units to our operations.
In December 2009, we purchased a skilled nursing facility located in Davenport, Iowa. This facility added 118 beds to our operations.
In May 2010, we acquired substantially all of the assets of five Medicare-certified hospice companies and four Medicare-certified home health companies located in Arizona, Idaho, Montana and Nevada, referred to herein as the Hospice/Home Health Acquisition.
In July 2010, we admitted our first patients to our newly-constructed skilled nursing facility in Fort Worth, Texas, the Fort Worth Center of Rehabilitation. This facility added 136 beds to our operations.
In December 2010, we sold our Westside Campus of Care skilled nursing facility and operations in Texas and purchased three previously leased facilities: St. Luke Healthcare and Rehabilitation Center and Woodland Care Center, located in California, and St. Joseph Transitional Rehabilitation Center in Nevada. We recorded a net gain of $1.8 million related to these transactions.
In April 2011, five of our subsidiaries that operate skilled nursing facilities in northern California transferred their operations to an unaffiliated third party skilled nursing facility operator. Another subsidiary of ours retained ownership of the real estate where the operations are located, and signed a 10-year lease with two 10-year extension options with the new operator. We recorded $0.8 million in exit costs in connection with the foregoing transaction.
In April 2011, a wholly owned subsidiary of our business, the Rehabilitation Center of Omaha, LLC ("RCO"), signed an operating lease for a skilled nursing and assisted living facility in Omaha, Nebraska for 10 years with two additional 5-year extensions. The lease also provides RCO with a purchase option and the landlord with a sale option, beginning in year six of the lease
In July 2011, we acquired Altura Homecare & Rehab, a home health care agency serving the Albuquerque, New Mexico market.
In July 2011, we acquired the real property and related operations of Willow Creek Memory Care at San Martin in Las Vegas, Nevada, which is currently licensed for 62 memory care assisted living beds. The newly acquired facility now operates as Vintage Park at San Martin.
In October 2011, we acquired substantially all of the assets of Cornerstone Hospice, Inc., which provides hospice services in the Colton, California and Phoenix, Arizona areas.
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

•
EBITDA—net (loss) income before depreciation, amortization and interest expense (net of interest income) and the provision for income taxes. Additionally, Adjusted EBITDA means EBITDA as adjusted for non-core business items. See footnote 1 under Item 6 of this report, "Selected Financial Data," for an explanation of the adjustments and a description of our uses of, and the limitations associated with, EBITDA and Adjusted EBITDA.

•
EBITDAR—net (loss) income before depreciation, amortization and interest expenses (net of interest income), the provision for income taxes and rent cost of revenue. Additionally, Adjusted EBITDAR means EBITDAR as adjusted for the non-core business items reflected in Adjusted EBITDA. See footnote 2 under Item 6 of this report, "Selected Financial Data," for an explanation of the adjustments and a description of our uses of, and the limitations associated with, EBITDAR and Adjusted EBITDAR.

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

•
Percentage of facilities owned—the number of skilled nursing facilities and assisted living facilities that we own as a percentage of the total number of facilities we operate. We believe that our success is positively influenced by the significant level of ownership of the facilities we operate.

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

	Year Ended December 31,
	2011	2010	2009
Revenue from:
Medicare	37.5%	37.1%	35.0%
Managed care, private pay, and other	33.3	31.2	33.1
Quality mix	70.8	68.3	68.1
Medicaid	29.2	31.7	31.9
Total	100.0%	100.0%	100.0%
Occupancy statistics (skilled nursing facilities):
Available patient days	3,249,449	3,391,343	3,324,757
Actual patient days	2,698,994	2,819,609	2,784,033
Occupancy percentage	83.1%	83.1%	83.7%
Skilled mix	23.2%	22.7%	23.1%
Average daily number of patients	7,395	7,725	7,628
EBITDA(1) (in thousands)	$(136,241)	$62,552	$(60,164)
Adjusted EBITDA(1) (in thousands)	$131,310	$121,524	$110,887
EBITDAR(2) (in thousands)	$(117,842)	$81,590	$(42,027)
Adjusted EBITDAR(2) (in thousands)	$149,709	$140,562	$129,024
Revenue per patient day (skilled nursing facilities prior to intercompany eliminations)
LTC only Medicare (Part A)	$558	$515	$499
Medicare blended rate (Part A & B)	619	578	557
Managed care	386	379	369
Medicaid	154	151	146
Private and other	178	169	162
Weighted-average	$247	$237	$231

	As of December 31,
	2011	2010	2009
Facilities:
Skilled nursing facilities:
Owned	52	57	54
Leased	22	21	24
Total skilled nursing facilities	74	78	78
Total licensed beds	9,183	9,566	9,704
Skilled nursing facilities leased to unaffiliated third party operator	5	—	—

Assisted living facilities:
Owned	21	20	20
Leased	2	2	2
Total assisted living facilities	23	22	22
Total licensed beds	1,312	1,264	1,250
Total facilities	102	100	100
Available beds in service (SNF only)	8,809	9,156	9,280
Percentage of owned facilities	76.5%	77.0%	74.0%
 ________________

(1)
EBITDA and Adjusted EBITDA, as defined above, are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. See the reconciliation of net (loss) income to EBITDA and Adjusted EBITDA, and a discussion of their uses and limitations, in Item 6 of this report, "Selected Financial Data."

(2)
EBITDAR and Adjusted EBITDAR, as defined above, are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. See the reconciliation of net (loss) income to EBITDAR and Adjusted EBITDAR, and a discussion of their uses and limitations, in Item 6 of this report, "Selected Financial Data."

Revenue
Revenue by Service Offering
In our long-term care services segment, we derive the majority of our revenue by providing skilled nursing care and integrated rehabilitation therapy services to residents in our affiliated of skilled nursing facilities. The remainder of our long-term care segment revenue is generated by our affiliated assisted living facilities. In our therapy services segment, we derive revenue by providing rehabilitation therapy services to third-party facilities. In our hospice and home health services segment, we derive revenue by providing hospice and home health services.
The following table shows the revenue and percentage of our total revenue generated by each of our operating segments for the periods presented (dollars in thousands):

	Year Ended December 31,
	2011		2010		2009
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Percentage Change
							2011 vs. 2010	2010 vs. 2009
Long-term care services:
Skilled nursing facilities	$662,638	76.2%	$667,691	81.5%	$640,080	84.7%	(0.8)%	4.3%
Assisted living facilities	27,593	3.2	25,585	3.1	24,442	3.2	7.8	4.7
Administration of third party facilities	1,144	0.1	1,125	0.1	2,278	0.3	1.7	(50.6)
Leased facility revenue	2,239	0.3	—	—	—	—	100.0	N/A
Total long-term care services	693,614	79.8	694,401	84.7	666,800	88.2	(0.1)	4.1
Therapy services:
Third-party rehabilitation therapy services	92,765	10.7	74,118	9.0	74,723	9.9	25.2	(0.8)
Total therapy services	92,765	10.7	74,118	9.0	74,723	9.9	25.2	(0.8)
Hospice & Home Health services:
Hospice	65,509	7.5	41,221	5.0	14,542	1.9	58.9	183.5
Home Health	17,813	2.0	10,498	1.3	—	—	69.7	100.0
Total hospice & home health services	83,322	9.5	51,719	6.3	14,542	1.9	61.1	255.7
Total	$869,701	100.0%	$820,238	100.0%	$756,065	100.0%	6.0%	8.5%

Sources of Revenue
The following table sets forth revenue consolidated by state in dollars and as a percentage of total revenue for the periods presented (dollars in thousands):

	Year Ended December 31,
	2011		2010		2009
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$354,260	40.7%	$343,984	41.9%	$334,953	44.3%
Texas	187,108	21.5	190,607	23.2	190,587	25.2
New Mexico	92,617	10.6	86,029	10.5	81,061	10.7
Kansas	67,301	7.7	61,657	7.5	57,864	7.6
Missouri	60,738	7.0	57,539	7.0	57,141	7.6
Nevada	59,609	6.9	48,516	5.9	30,929	4.1
Montana	13,060	1.5	8,004	1.0	—	—
Iowa	11,030	1.3	9,989	1.2	2,870	0.4
Arizona	12,086	1.4	7,928	1.0	—	—
Idaho	9,420	1.1	5,937	0.7	—	—
Nebraska	2,470	0.3	—	—	—	—
Other	2	—	48	0.1	660	0.1
Total	$869,701	100.0%	$820,238	100.0%	$756,065	100.0%

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
The following table sets forth our Medicare, managed care, private pay/other and Medicaid patient days as a percentage of total patient days and the level of skilled mix for our skilled nursing facilities:

	Year Ended December 31,
	2011	2010	2009
Medicare	15.0%	15.7%	16.2%
Managed care	8.2	7.0	6.9
Skilled mix	23.2	22.7	23.1
Private pay and other	16.1	16.4	17.8
Medicaid	60.7	60.9	59.1
Total	100.0%	100.0%	100.0%
Skilled mix increased to 23.2% in 2011 from 22.7% in 2010. While skilled mix increased in 2011 as compared to 2010, we experienced an increase in our managed care patient days and a decrease in Medicare patient days as more seniors elected managed Medicare. Our managed care PPD rates are lower than our Medicare PPD rates and our managed care patients historically have had a shorter length of stay than our Medicare patients.
The following table sets forth our Medicare, managed care, private pay and Medicaid sources of revenue by percentage of total revenue and the level of quality mix for our company:

	Year Ended December 31,
	2011	2010	2009
Medicare	37.5%	37.1%	35.0%
Managed care	10.2	9.2	9.4
Private pay and other	23.1	22.0	23.7
Quality mix	70.8	68.3	68.1
Medicaid	29.2	31.7	31.9
Total	100.0%	100.0%	100.0%
Assisted Living Facilities. Within our assisted living facilities, which are mostly in Kansas, we generate our revenue primarily from private pay sources, with a small portion earned from Medicaid or other state-specific programs.
Leased Facility Revenue. We lease five skilled nursing facilities in California to an unaffiliated third party operator. For a detailed discussion of the lease arrangement, see Note 8, "Property and Equipment."
Therapy Services Segment
As of December 31, 2011, we provided rehabilitation therapy services to a total of 186 healthcare facilities, including 64 of our facilities, as compared to 172 facilities, including 68 of our facilities, as of December 31, 2010. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. The net increase of 14 facilities serviced was comprised of 26 new facilities serviced, net of 12 cancellations. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party skilled nursing facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered.
Hospice and Home Health Services Segment
Hospice. As of December 31, 2011, we provided hospice care in Arizona, California, Idaho, Montana, Nevada, and New Mexico. We derive substantially all of the revenue from our hospice business from Medicare and managed care reimbursement.
Federal law imposes a Medicare payment cap on hospice service programs. We monitor the impact of the Medicare cap on our hospice business by attempting to address our average length-of-stay on a market-by-market basis. A key component of this strategy is to analyze each hospice program's mix of patients and referral sources to achieve an appropriate balance of the types of patients and referral sources that we serve in each of our programs.
Home Health. We provided home health care in Arizona, Nevada, Idaho, Montana, New Mexico and California as of December 31, 2011. We derive the majority of the revenue from our home health business from Medicare. Net service revenue is recorded under the Medicare payment program based on a 60-day episodic payment rate that is subject to downward adjustment based on certain variables.
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

	Year Ended December 31,
	2011					2010
	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage
Medicare	$250,236	$—	$75,975	$326,211	37.5%	$256,182	$—	$48,231	$304,413	37.1%
Medicaid	252,518	—	1,209	253,727	29.2	259,334	—	749	260,083	31.7
Subtotal Medicare and Medicaid	502,754	—	77,184	579,938	66.7	515,516	—	48,980	564,496	68.8
Managed Care	86,727	—	1,938	88,665	10.2	75,206	—	451	75,657	9.2
Private pay and other	104,133	92,765	4,200	201,098	23.1	103,679	74,118	2,288	180,085	22.0
Total	$693,614	$92,765	$83,322	$869,701	100.0%	$694,401	$74,118	$51,719	$820,238	100.0%

	Year Ended December 31,
	2010					2009
	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage
Medicare	$256,182	$—	$48,231	$304,413	37.1%	$251,019	$—	$13,575	$264,594	35.0%
Medicaid	259,334	—	749	260,083	31.7	240,488	—	533	241,021	31.9
Subtotal Medicare and Medicaid	515,516	—	48,980	564,496	68.8	491,507	—	14,108	505,615	66.9
Managed Care	75,206	—	451	75,657	9.2	71,181	—	—	71,181	9.4
Private pay and other	103,679	74,118	2,288	180,085	22.0	104,112	74,723	434	179,269	23.7
Total	$694,401	$74,118	$51,719	$820,238	100.0%	$666,800	$74,723	$14,542	$756,065	100.0%
Medicare. Medicare is a federal health insurance program for people age 65 or older, people under age 65 with certain disabilities, and people of all ages with End-Stage Renal Disease. Part A of the Medicare program includes hospital insurance that helps to cover hospital inpatient care and skilled nursing facility inpatient care under certain circumstances (e.g., up to 100 days of inpatient skilled nursing coverage following a 3-day qualifying hospital stay, and no custodial or long-term care). It also helps cover hospice care and some home health care. Skilled nursing facilities are paid on the basis of a prospective payment system, or PPS. The PPS payment rates are adjusted for case mix and geographic variation in wages and cover all costs of furnishing covered skilled nursing facilities services (routine, ancillary, and capital-related costs). The amount to be paid is determined by classifying each patient into a resource utilization group, or RUG, category, which is based upon each patient's acuity level. CMS generally evaluates and adjusts payment rates on an annual basis.
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
Managed Care. Our managed care patients consist of individuals who are insured by a third-party entity, typically called a senior Health Maintenance Organization, or senior HMO plan, or are Medicare beneficiaries, or Hospice who assign their Medicare benefits to a senior HMO plan.
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
General and Administrative
General and administrative expenses are primarily salaries, bonuses and benefits and purchased services to operate our administrative service company. Also included in general and administrative expenses are expenses related to non-cash stock-based compensation and professional fees, including accounting, financial audit and legal fees.
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
Depreciation and Amortization
Depreciation and amortization relates to the ratable write-off of assets such as our owned buildings and equipment over their estimated useful lives. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

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
Revenue recognition
Our net patient service revenue is derived primarily from our skilled nursing facilities, which includes our integrated rehabilitation therapy services at these facilities, with the remainder generated by our post-acute related healthcare services. These other healthcare services consist of our rehabilitation therapy services provided to third-party facilities, as well as services provided by our assisted living facilities and by our hospice care and home health businesses. We record our net patient service revenue on an accrual basis as services are performed at their estimated net realizable value under these programs. Our revenue from governmental and managed care programs is subject to ongoing audit and retroactive adjustment by governmental and third-party agencies. Retroactive adjustments that are likely to result from ongoing and future audits by third-party payors are accrued on an estimated basis in the period the related services are performed. Consistent with accounting practices in the healthcare industry, we record any changes to these governmental revenue estimates in the period in which the change or adjustment becomes known based on final settlements. Because of the complexity of the laws and regulations governing Medicare and state Medicaid assistance programs, our revenue estimates may potentially change by a material amount.
Allowance for doubtful accounts
We maintain allowances for doubtful accounts related to estimated losses resulting from nonpayment of patient accounts receivable and third-party billings and notes receivable from customers. In evaluating the collectability of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection trends, the composition of patient accounts by payor, the status of ongoing disputes with third-party payors, underlying guarantees, and general industry conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our receivables from Medicare and Medicaid payor programs represent our only significant concentration of credit risk. We do not believe there to be significant credit risks associated with these governmental programs. If, at December 31, 2011, we were to recognize an increase of 10% in our allowance for doubtful accounts, our total current assets would decrease by $1.5 million, or 1.1%. There would be a corresponding increase in operating expense.
Patient liability risks
Our professional liability and general liability reserve includes amounts for patient care related claims and incurred but not reported claims. Professional liability and general liability costs for healthcare services in many states continue to be expensive and difficult to estimate, although other states have implemented tort reform that has stabilized the costs. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, along with an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected number and cost of claims incurred but not reported and the expected costs to settle unpaid claims. Although we believe that our reserves are adequate, it is possible that this liability will require a material adjustment in the future. For example, an adverse professional liability judgment partially contributed to our predecessor's bankruptcy filing under Chapter 11 of the United States Bankruptcy Code in October 2001. If, at December 31, 2011, we were to recognize an increase of 10% in the reserve for professional liability and general liability, our total liabilities would be increased by $3.0 million, or 0.5%. There would be a corresponding increase in operating expense. We record our professional and general liability reserves on an undiscounted basis.
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
Goodwill and Other Long-Lived Assets
Goodwill is accounted for under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations, and represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. In accordance with FASB ASC Topic 350, "Intangibles - Goodwill and Other," goodwill is subject to periodic testing for impairment. Goodwill of a reporting unit is tested for impairment on an annual basis, or, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount, between annual testing. We have selected October 1 as the date to test goodwill for impairment on an annual basis. However during 2011, as a result of the July 2011 announcement by CMS regarding reimbursement rate reductions and other changes that went into effect on October 1, 2011, which led to a significant decline in our stock price, we conducted an interim goodwill impairment analysis as of August 31, 2011. Our analysis and related conclusions are discussed below. Given the timing of the 2011 impairment test in relation to the reimbursement rate reductions effective date of October 1, 2011 and as there were no further indicators of impairment, an updated analysis was not required during the last four months of the year.
Goodwill Impairment Testing
We compare the fair value of each reporting unit to its carrying amount on an annual basis to determine whether there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent the fair value of goodwill is less than its carrying value.
As of August 31, 2011, we compared the fair value of each reporting unit to its carrying value. We concluded that the carrying value of the long-term care and therapy services reporting units exceeded their fair value and that the fair value of the hospice and home health reporting units exceeded their carrying value.
We assessed the fair value of the long-term care and therapy services reporting units for goodwill impairment based upon a combination of the discounted cash flow (income approach) and guideline public company method (market approach). The income and market approaches were given equal weighting.
The discounted cash flow and market approach methodologies utilized in estimating the fair value of our reporting units for purposes of goodwill impairment testing requires various judgmental assumptions about revenues, EBITDA and operating margins, growth rates, and working capital requirements. In determining those judgmental assumptions, we make a number of judgments regarding a variety of data, including for each reporting unit, the annual budget for the upcoming year, the longer−term business plan, economic projections, anticipated future cash flows, market data, and historical cash flow growth rates. As we had not yet prepared our budget for the year ended December 31, 2012, our then-current internal forecast was utilized for the August 31, 2011 impairment analysis.
Long-Term Care Unit Testing
Below are the key assumptions used to estimate the fair value for our long−term care reporting unit at the time of our August 31, 2011 goodwill impairment test using the income approach:

•A revenue reduction of 6.1% for the initial 12 month period following the valuation date as a result of the 11.1% Medicare rate reduction effective October 1, 2011;
•2.0% long−term revenue growth rate beginning in 2012;
•and a 9.5% discount rate
Our long-term care reporting unit experienced an average annual compounded growth rate in external revenue from 2007 to 2010 of 7.7%. However, we selected a long term growth rate of 2.0% for the undiscounted cash flow analysis conducted as part of the impairment analysis because the historical growth rate includes acquisitions, new developments and the increase that resulted from RUGs IV being implemented on October 1, 2010. The 2.0% long-term growth rate is our expected long-term growth rate from a combination of reimbursement rate increases, occupancy and skilled mix increases. This growth rate was assumed to be 3.0% in the prior year analysis with a 2.5% growth rate in the terminal year. The reduction in the assumed revenue growth rate in the current year analysis is due to the increased pressure placed on the federal and state governments to limit and even reduce spending.
The operating expenses projected under the discounted cash flow method were based upon our historical expenses as a percentage of long−term care revenue adjusted for known efficiencies or additional costs to be incurred. Capital expenditures were based upon expected expenditures per bed.
The discount rate used to calculate the present value of cash flows under the discounted cash flow method is a significant assumption in the analysis. The discount rate was developed using the capital asset pricing model through which a weighted average cost of capital was derived. The cost of equity was assumed to be 15.6% and the pre-tax cost of debt was assumed to be 9.0%. Assuming a capital structure of 60% debt and 40% equity, the average cost of capital was determined to be 9.5%, which was used as the discount rate. A 0.5% decrease in the discount rate would increase the equity value of the long-term care reporting unit by approximately $48 million, or 38%, using the income approach. Increasing the long term revenue growth rate by 0.5% increases the equity value by approximately $38 million, or 30%, using the income approach, which would have resulted in approximately $30 million less of impairment charge.
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
As the result of this evaluation indicated that the reporting unit's carrying value of equity exceeded the fair value of equity, we performed step two of the goodwill impairment analysis for the long−term care reporting unit. In this test, the carrying value of goodwill is adjusted to its fair value. Each asset and liability was ascribed a value based on fair value standards under U.S. GAAP. However, no change in book value for any assets or liabilities (other than goodwill) was recognized on our December 31, 2011 balance sheet as we have not elected the fair value option of reporting. We used forecasted occupancy rates, operating income, market rental rates and capitalization rates to calculate the fair value of the skilled nursing and assisted living facilities, the largest non−goodwill asset of the long−term care reporting unit. The assumptions varied by facility. We determined the fair value of the skilled healthcare facilities exceeded their carrying value in the aggregate. The fair value of the long−term care reporting unit was used for the equity value of the long−term care reporting unit in the step two analysis. The fair value of the remaining assets and liabilities (other than goodwill) was substantially equivalent to their carrying value.
Upon completion of step two, we recorded a goodwill impairment charge of $243.2 million, or all of the goodwill, at our long−term care reporting unit.
Therapy Unit Testing
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
As the result of this evaluation indicated that the reporting unit's carrying value of equity exceeded the fair value of equity, we performed step two of the goodwill impairment analysis for the therapy services reporting unit. In this test, the carrying value of goodwill is adjusted to its fair value. Each asset and liability was ascribed a value based on fair value standards under generally accepted accounting principles. As a result of this analysis, a $3.0 million impairment charge was recognized related to the Hallmark Rehabilitation business's trade name, a long-lived intangible asset. No other change in book value for any assets or liabilities (other than goodwill) was recognized on our December 31, 2011 balance sheet as we have not elected the fair value option of reporting. The fair value of the therapy services reporting unit was used for the equity value of the long−term care reporting unit in the step two analysis. The fair value of the remaining assets and liabilities (other than goodwill and the trade name) was substantially equivalent to their carrying value.
Upon completion of step two, we recorded a goodwill impairment charge of $24.3 million at our therapy services reporting unit. Prior to the goodwill impairment charge, the therapy reporting unit had goodwill for $34.0 million.
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
As of December 31, 2011, goodwill in the amount of $84.3 million was recorded in our consolidated balance sheet, of which $9.7 million related to the rehabilitation therapy unit, $53.7 million related to the hospice reporting unit and $20.9 million related to the home health reporting unit.
Income Taxes
Income taxes are accounted for under FASB ASC Topic 740, "Income Taxes." FASB ASC Topic 740 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition rules. As of December 31, 2011 and 2010, our accrual for unrecognized tax benefits including applicable interest and penalties was negligible. As prescribed by FASB ASC Topic 740, only the amounts reasonably expected to be paid within 12 months are recorded in taxes payable, while remaining amounts after 12 months are recorded in other non-current taxes payable.
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
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes line item of the consolidated statements of operations. As of December 31, 2011 and 2010, our accrued interest and penalties on unrecognized tax benefits was negligible.
We are subject to taxation in the United States and in various state jurisdictions. Our tax years 2007 and forward are subject to examination by the United States Internal Revenue Service and from 2006 forward by our material state jurisdictions. The Internal Revenue Service completed the field audit portion of a limited scope examination of our 2007 through 2009 tax years and the results were negligible.
We use the liability method of accounting for income taxes as set forth in FASB ASC Topic 740. We determine deferred tax assets and liabilities at the balance sheet date based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income.
Our temporary differences are primarily attributable to purchase adjustments related to intangible assets, depreciation, allowances for doubtful accounts, settlement costs, and accruals for professional and general liability expenses and workers' compensation, which are not deductible for tax purposes until paid.
We assess the likelihood that our deferred tax assets will be recovered from future taxable income and available carryback potential and unless we believe that recovery is more likely than not, we establish a valuation allowance to reduce the deferred tax assets to the amounts expected to be realized. We make our judgments regarding deferred tax assets and the associated valuation allowance, based on among other things, expected future reversals of taxable temporary differences, available carryback potential, tax planning strategies and forecasts of future income. We periodically review for the requirement of a valuation allowance as necessary. As of December 31, 2011, we were in a three-year cumulative pre-tax loss position, which is considered significant negative evidence under FASB ASC Topic 740 and presumes a need for a valuation allowance. The cumulative pretax loss was attributable to 2009 and 2011 goodwill impairment charges which were primarily non-deductible for income tax purposes and did not affect taxable income. We have a history of generating taxable earnings and will report significant taxable income in 2011. Further, as our deferred tax assets are expected to reverse in subsequent years, any deferred tax asset could be utilized to carry back against prior year income. This significant positive evidence overcomes the presumption of a need for a valuation allowance. At December 31, 2011, we retained a valuation allowance for our state loss and credit carryforwards of $0.7 million as a result of certain restrictions regarding their utilization.
Share-Based Payments
Share-based payments are accounted for under the FASB ASC Topic 718, "Compensation—Stock Compensation," which requires all share-based payments, including stock option grants and restricted stock awards, to be recognized in our financial statements based upon their respective grant date fair values. Under FASB ASC Topic 718, the fair value of each employee’s stock option is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options. The Black-Scholes model meets the requirements of FASB ASC Topic 718, but the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimated the expected volatility by examining the historical and implied volatilities of comparable publicly-traded companies due to our limited trading history and because we do not have any publicly traded options.
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
As of December 31, 2011, there was approximately $4.0 million of total unrecognized compensation costs related to unvested stock awards, restricted stock units and performance stock awards. These costs are expected to have a weighted-average remaining recognition period of 2.7 years. As of December 31, 2011, the total compensation costs related to unvested stock option grants not yet recognized was $1.3 million. These costs are expected to have a weighted-average remaining recognition period of 2.0 years.
Accounting for Conditional Asset Retirement Obligations
In accordance with FASB ASC Topic 410, "Asset Retirement and Environmental Obligations," we recorded a liability of $5.0 million effective December 31, 2005, substantially all of which related to estimated costs to remove asbestos that is contained within our facilities. Of this $5.0 million liability, $1.6 million was recorded as a cumulative effect of a change in accounting principle, net of tax benefit for the year ended December 31, 2005.
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
The determination of the asset retirement obligation is based upon a number of assumptions that incorporate our knowledge of the facilities, the asset life of the floor and ceiling tiles, the estimated time frames for periodic renovations which would involve floor and ceiling tiles, the current cost for remediation of asbestos and the current technology at hand to accomplish the remediation work. These assumptions to determine the asset retirement obligation may be imprecise or be subject to changes in the future. Any change in the assumptions can impact the value of the determined liability and impact our future earnings. If we were to experience a 10% increase in our estimated future cost of remediation, our recorded liability of $4.0 million would increase by $0.4 million.
Operating Leases
The information required by this item is incorporated herein by reference to Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included elsewhere in this report.
Recent Accounting Standards
The information required by this item is incorporated herein by reference to Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included elsewhere in this report.

Results of Operations
The following table sets forth details of our revenue, expenses and earnings (loss) as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Revenue	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	80.1	80.3	80.0
Rent cost of revenue	2.1	2.3	2.4
General and administrative	3.0	3.1	3.3
Litigation settlement costs, (net of recoveries)	(0.5)	6.5	—
Depreciation and amortization	2.9	3.1	3.1
Goodwill impairment charge	31.1	—	22.6
	118.7	95.3	111.4
Other income (expenses):
Interest expense	(4.5)	(4.5)	(4.4)
Interest income	0.1	0.1	0.2
Equity in earnings of joint venture	0.2	0.3	0.4
Other (expense) income	(0.1)	0.3	—
Debt retirement costs	—	(0.8)	—
Total other (expenses) income, net	(4.3)	(4.6)	(3.8)
(Loss) income before provision for income taxes	(23.0)	0.1	(15.2)
Provision for income taxes	0.4	0.3	2.4
Income from continuing operations	(23.4)	(0.2)	(17.6)
Loss from discontinued operations, net of tax	—	—	(0.1)
Net (loss)	(23.4)%	(0.2)%	(17.7)%
EBITDA(1)	(15.7)%	7.6%	(8.0)%
Adjusted EBITDA(1)	15.1%	14.8%	14.7%
EBITDAR(2)	(13.5)%	9.9%	(5.6)%
Adjusted EBITDAR(2)	17.2%	17.1%	17.1%
 ________________

(1)
See footnote 1 to Item 6 of this report, "Selected Financial Data" for a calculation of EBITDA and Adjusted EBITDA and for a description of our uses of, and the limitations associated with, EBITDA and Adjusted EBITDA, as well as an accompanying reconciliation of EBITDA and Adjusted EBITDA to net income (loss).

(2)
See footnote 2 to Item 6 of this report, "Selected Financial Data" for a calculation of EBITDAR and Adjusted EBITDAR and for a description of our uses of, and the limitations associated with, EBITDAR and Adjusted EBITDAR, as well as an accompanying reconciliation of EBITDA and Adjusted EBITDA to net income (loss).

DAR.
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Revenue. Revenue increased $49.5 million, or 6.0%, to $869.7 million in 2011 from $820.2 million in 2010.
Long Term Care Service

	Year Ended December 31,
	2011		2010		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$662.7	76.2%	$667.7	81.5%	$(5.0)	(0.8)%
Assisted living facilities	27.6	3.2	25.6	3.1	2.0	7.8
Administration of third party facilities	1.1	0.1	1.1	0.1	—	—
Leased facility revenue	2.2	0.3%	$—	—	$2.2	100.0%
Total long-term care services	$693.6	79.8%	$694.4	84.7%	$(3.0)	(0.1)%

Skilled nursing facilities revenue decreased by $5.0 million in 2011 as compared to 2010. Revenue increased by $19.4 million for skilled nursing facilities operated for all of 2010 and 2011, as a result of a $23.7 million increase to a higher weighted average per patient day ("PPD") rate, offset by a $4.3 million decrease due to a decline in occupancy rates, which occurred primarily at our Texas facilities. Additionally, there were increases of $6.6 million from the opening of the Fort Worth Center of Rehabilitation in June 2010 and $2.4 million from the acquisition of a lease by Rehabilitation Center of Omaha in April 2011, offset by a decreases of $10.6 million of revenue from the sale of Westside Campus of Care in December 2010 and $22.4 million from the transfer of operations of five skilled nursing facilities in northern California to an unaffiliated third party operator in April 2011. The reduction in revenue related to the transfer of operations of the five skilled nursing facilities was $20.2 million net of the $2.2 million of lease revenue that we received as a result of leasing the facilities to the third party operator. Skilled mix increased to 23.2% in 2011 from 22.7% in 2010. While skilled mix increased in 2011 as compared to 2010, we experienced an increase in our managed care patient days and a decrease in Medicare patient days as more seniors elected managed Medicare. Our managed care PPD rates are lower than our Medicare PPD rates and our managed care patients historically have had a shorter length of stay than our Medicare patients. Our average daily Part A Medicare rate increased 8.3% to $558 in 2011 from $515 in 2010, primarily due to the October 2010 implementation of RUGs IV. Our skilled nursing Medicare rates were decreased by 11.1% effective October 1, 2011 which has negatively impacted our skilled nursing revenues in the last quarter of 2011 and will continue to negatively impact our skilled nursing revenues in 2012 as compared to 2011. Our average daily Medicaid rate increased 2.0% to $154 in 2011 from $151 per day in 2010, primarily due to increased Medicaid rates in California, Kansas and New Mexico. These increases in Medicaid rates were substantially offset by increases in the provider taxes in those states. We expect overall Medicaid rates for the states we operate in to stay flat for the states' fiscal 2012 as compared to their fiscal 2011. However in July 2011, due to the economic downturn in California and the resultant budget deficit, California passed a budget that included a Medicaid payment reduction of 10%, effective June 1, 2011 through July 2012. The payments are to be restored retroactively to June 2011, sometime prior to the end of 2012, but in the meantime will contribute to a reduction in cash flows from operations in California. While same store admission volume has increased, we have experienced a decrease in our patients' average length of stay. We believe this to be primarily attributable to acuity and the economic factors affecting our business and the additional options patients have to return home. Of the $2.0 million increase at our assisted living facilities, $1.4 million was from assisted living facilities that operated for all of 2010 and 2011. Our revenue related to the administration of third party facilities remained consistent at $1.1 million in 2011 and 2010.
Therapy Services

	Year Ended December 31,
	2011		2010		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$157.1	18.1%	$141.1	17.2%	$16.0	11.4%
Intersegment eliminations of services related to affiliated entities	(64.3)	(7.4)	(67.0)	(8.2)	2.7	3.9
Total therapy services	$92.8	10.7%	$74.1	9.0%	$18.7	25.2%

Third party rehabilitation therapy services revenue increased $18.7 million in 2011 compared to 2010. Revenue increased $4.0 million at third party facilities serviced for all of 2011 and 2010, primarily as a result of the negotiated rate increase.

Revenue increased by $11.1 million from facilities for which service began since the beginning of 2010. The remainder of the difference is from facilities which used to be operated by our affiliates which have since been sold or leased to third party operators and are still serviced by Hallmark.
Hospice and Home Health Services

	Year Ended December 31,
	2011		2010		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$65.5	7.5%	41.2	5.0%	24.3	58.9%
Home Health	17.8	2.0	10.5	1.3	7.3	69.7
Total hospice & home health services	$83.3	9.5%	$51.7	6.3%	$31.6	61.1%

Hospice and home health services revenue increased in 2011 compared to 2010, as a result of our completion of the Hospice/Home Health Acquisition in May 2010 and from an increase in the average daily census of our hospice businesses, which increased from 955 in 2010 to 1,269 in 2011.
Cost of Services Expenses. Our cost of services expenses increased by $39.8 million, or 6.1%, to $697.3 million, or 80.1% of revenue, in 2011, from $657.5 million, or 80.3% of revenue, in 2010.
Long Term Care Services

	Year Ended December 31,
	2011		2010		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$516.3	77.9%	$519.3	77.8%	$(3.0)	(0.6)%
Assisted living facilities	19.8	71.7%	18.0	70.4%	1.8	9.9%
Operations support	23.5	n/a	23.6	n/a	(0.1)	(0.3)%
Total long-term care services	$559.6	80.7%	$560.9	80.8%	$(1.3)	(0.2)%

Cost of services expenses at our skilled nursing facilities decreased by $3.0 million in 2011 compared to 2010. The change was substantially due to $4.9 million of additional expenses related to the Fort Worth Center of Rehabilitation which opened June 2010, $2.2 million of additional expenses due to the acquisition of a lease by the Rehabilitation Center of Omaha in April 2011, and $14.9 million of additional expenses from operating costs increasing at facilities acquired or developed prior to January 1, 2010. This $14.9 million increase resulted from an increase in operating costs of $6.91 PPD, or 3.8%, to $190.59 PPD in 2011 from $183.68 in 2010. The increase in cost of services expenses was offset by a decrease of $8.5 million of expenses due to the sale of Westside Campus of Care in December 2010 and a decrease of $17.4 million due to the transfer of operations of five skilled nursing facilities in northern California to an unaffiliated third party operator in April 2011. The $14.9 million increase in operating costs resulted from a $7.1 million increase in labor costs, which represented an increase of $3.40, or 3.2%, on a PPD basis. The increase in labor costs is attributable to an increase in personnel as well as salary and hourly wage increases. Additionally, the increase in operating costs resulted from a $3.8 million increase in taxes and licenses, which was primarily due to an increase in provider taxes, $1.7 million increase in expenses related to food and supplies, $1.7 million in expenses related to purchase services and $1.4 million increase in expenses related to pharmacy. In 2012, we expect pharmacy expenses to increase approximately $1.2 million resulting in a 3.0% increase in PPD. The increase in operating costs were offset by a decrease of approximately $0.8 million in insurance, bad debt, and other operating expenses. Cost of services expenses at our assisted living facilities increased $1.8 million in 2011 compared to 2010, $1.2 million of which was at assisted living facilities that operated for all 2010 and 2011.
Therapy Services

	Year Ended December 31,
	2011			2010			Increase/(Decrease)
	Revenue Dollars (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Revenue Dollars (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$157.1	$138.9	88.4%	$141.1	$121.9	86.4%	$17.0	1.2%
Total therapy services	$157.1	$138.9	88.4%	$141.1	$121.9	86.4%	$17.0	1.2%

Rehabilitation therapy costs as a percentage of revenue increased primarily due to changes related to concurrent therapy effective October 1, 2010, which has resulted in a requirement for more treatment time by licensed therapists. This, along with the loss of the ability to utilize rehabilitation aides to provide supervised treatments, created an increase in the demand for therapists which increased labor costs. As a result, labor and benefit costs per minute of service increased more than revenue per minute of service in 2011. These changes to providing concurrent therapy services created a more challenging operating environment and resulted in lower productivity in 2011 as compared to 2010. The negative impact to productivity from the concurrent therapy change was partially offset by third party customer rate increases and increasing group therapy treatments and an increase in volumes at both affiliated and non-affiliated facilities. However, CMS rulemaking effective for its fiscal year 2012 (which began October 1, 2011) effectively created a financial penalty for providing group therapy treatments in contrast to its policy which promoted such efficiencies in prior fiscal years. CMS also made changes effective October 1, 2011 which require additional therapy time to provide more frequent assessments of the patients we treat. These two factors have negatively impacted the margins of the therapy business during the fourth quarter of 2011 and will continue to have a negative impact to operating margins in future periods.
Hospice and Home Health Services

	Year Ended December 31,
	2011		2010		Increase/(Decrease)
	Cost of Service Dollars	Revenue Percentage	Cost of Service Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$48.5	74.1%	33.4	81.1%	$15.1	45.2%
Home Health	16.6	93.1	9.1	86.2%	7.5	83.2
Total hospice & home health services	$65.1	78.1%	$42.5	82.1%	$22.6	53.3%

The increase in hospice and home health cost of services was primarily a result of our completion of the Hospice/Home Health Acquisition in May 2010 and the addition of hospice and home health facilities acquired in 2011. Cost of services as a percentage of revenue improved as the acquired hospice companies have higher operating margins than our legacy hospice operations, as well as from improved census in our legacy operations, which leverages fixed overhead costs.
Rent Cost of Revenue. Rent cost of revenue decreased by $0.6 million, or 3.3%, to $18.4 million, or 2.1% of revenue, in 2011 from $19.0 million, or 2.3% of revenue, in 2010. The decrease is primarily related to the purchase of two previously leased facilities in December 2010.
General and Administrative Services Expenses. Our general and administrative services expenses increased by $0.2 million, or 0.7%, to $25.7 million, or 3.0% of revenue, in 2011 from $25.5 million, or 3.1% of revenue, in 2010. The increase in our general and administrative expenses was primarily the result of an increase of $0.7 million related to the exploration of strategic alternatives and an increase of compensation costs offset by a $0.6 million reversal of stock compensation expense for performance stock awards for which the performance criteria are no longer expected to be met.
Litigation Settlement Costs, net of Recoveries. Litigation settlement expense, net of recoveries for the year ended 2011 represented primarily insurance recoveries of $4.5 million related to the $53.5 million in litigation settlement expense that we recorded during the year ended 2010.
Depreciation and Amortization. Depreciation and amortization increased by $0.2 million, or 0.7%, to $25.2 million in

2010 from $25.0 million in 2010. This increase is primarily a result of the change in fair value related to the contingent considerations due to the Hospice/Home Health Acquisition in May 2010, the Altura Homecare & Rehab acquisition in July 2011, the Willow Creek Memory Care at San Martin acquisition in July 2011, and the Cornerstone Hospice acquisition in October 2011, discussed in Note 3, "Fair Value Measurements" to our audited financial statements. Additionally, there was an increase in depreciation and amortization related to the opening of the Fort Worth Center of Rehabilitation in June 2010. In 2012, we expect intangible amortization to decrease $0.7 million and depreciation expense to increase primarily as a result of more assets being placed into service during 2011.
Impairment of Long-Lived Assets. We recorded a goodwill impairment charge of $267.5 million and a $3.0 million impairment charge related to a long-lived asset for the year ended 2011. There was no comparable charge recorded for the year ended 2010. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Goodwill and Other Long-Lived Assets" for a more detailed discussion of the impairment charges.
Interest Expense. Interest expense increased by $2.0 million, or 5.3%, to $39.0 million in 2011 from $37.0 million in 2010. The increase in our interest expense was primarily due to a higher "all-in" interest rate as the result of the refinancing of our credit facility in April 2010. The "all-in" interest rate inclusive of deferred financing fee amortization for 2011 was 7.8% compared to 7.4% for 2010. Average debt outstanding for 2011 was $499.4 million compared to $503.2 million in 2010.
Interest Income. Interest income decreased by $0.2 million to $0.7 million in 2011 from $0.9 million in 2010 due to a decrease in average outstanding notes receivable.
Equity in Earnings of Joint Venture. Equity earnings of our joint venture decreased by $0.6 million, or 23.8% to $2.0 million, or 0.2% of revenue, in 2011 from $2.6 million, or 0.3% of revenue, in 2010 primarily due to the decrease in number of facilities serviced by our pharmacy joint venture.
Debt Retirement Cost. Debt retirement cost related to the April 2010 refinancing of our credit facility was $7.0 million for the year ended 2010 with no comparable amount for the year ended 2011 due to the expensing of deferred financing fees of $6.6 million and $0.4 million of interest rate swap termination costs as the swap was incompatible with the refinanced senior secured credit facility.
Provision for Income Taxes. Our provision for income taxes in 2011 was $3.5 million, or 1.8% of pre-tax loss from continuing operations, as compared to $2.5 million, or 172.7% of pre-tax income from continuing operations in 2010. The change in effective tax rate in 2011 compared to 2010 was primarily due to the goodwill impairment charge recorded in 2011, most of which was not deductible for income tax purposes.
Loss from Continuing Operations. Loss from continuing operations increased by $201.2 million to a loss of $199.8 million in 2011 from income from continuing operations of $1.4 million in 2010. The $201.2 million increase was related primarily to $270.5 million charge for impairment of long lived assets, $39.8 million increase in cost of services, and $2.0 million increase in interest expense, offset by an increase of $49.5 million in revenue, decrease in litigation settlement cost, net of recoveries, of $58.0 million, and $7.0 million decrease in debt retirement costs, all discussed above.
EBITDA. EBITDA decreased by $198.8 million to a loss of $136.2 million in 2011 from $62.6 million in 2010. The $198.8 million decrease was primarily related to the $270.5 impairment of long-lived assets offset by the $58.0 million decrease in litigation settlement cost, net of recoveries and $7.0 million decrease in debt retirement costs, all discussed above.
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Revenue. Revenue increased by $64.7 million, or 8.5%, to $820.2 million in 2010 from $756.1 million in 2009.
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

Of the $27.6 million increase in skilled nursing facilities revenue, $13.8 million resulted primarily from the addition of acquired and newly developed facilities since the beginning of 2009, which includes the opening of the Dallas Center of Rehabilitation, Fort Worth Center of Rehabilitation, and the acquisition of two facilities in Iowa. Additionally, revenue increased $12.1 million for skilled nursing facilities operated for all of 2009 and 2010 of which $17.1 million was due to a higher weighted average PPD rate from Medicare, Medicaid and managed care pay sources, offset by a $4.8 million decrease due to a decline in occupancy rates, which occurred primarily at our Texas facilities. Our revenue related to the administration of third party facilities decreased $1.2 million due to the reduction in number of facilities managed from four in 2009 to one in 2010. PPD rates were negatively impacted by the decrease in our skilled mix in 2010 as compared to 2009. We believe our skilled mix declined to 22.7% in 2010 from 23.1% in 2009 primarily due to new and re-admissions staying flat coupled by a decrease in overall average length of stay in most payor classes. We also faced competitive pressures related, to the development of new facilities in Texas near our existing facilities. Our average daily Part A Medicare rate increased 3.2% to $515 in 2010 from $499 primarily due to the Medicare rate increase effective October 1, 2010. Our average daily Medicaid rate increased 3.4% to $151 in 2010 from $146 in 2009, primarily due to increased Medicaid rates in Texas, Nevada and Missouri. Although average daily Medicare and, in some regions, Medicaid rates increased in 2010, the increase did not fully offset the impact of flat admissions. We have experienced net reductions in Medicaid rates in California and Kansas. Revenue at our assisted living facilities increased $1.2 million, primarily as a result of having a full year of operations at our facility in Tonganoxie, Kansas, which opened in April 2009.
Therapy Services

	Year Ended December 31,
	2010		2009		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services to non-affiliated entities	$141.1	17.2%	$141.2	18.7%	$(0.1)	(0.1)%
Intersegment eliminations	(67.0)	(8.2)	$(66.5)	(8.8)	$(0.5)	(0.7)
Total therapy services	$74.1	9.0%	$74.7	9.9%	$(0.6)	(0.8)%

Rehabilitation therapy services revenue stayed level as new contracts executed in 2010 offset contracts lost in the fourth quarter of 2009.
Hospice and Home Health Services

	Year Ended December 31,
	2010		2009		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage

	(dollars in millions)
Hospice	$41.2	5.0	14.5	1.9	26.7	183.5
Home Health	10.5	1.3	—	—	10.5	100.0
Total hospice & home health services	$51.7	6.3%	$14.5	1.9%	$37.2	255.7%

Hospice and home health revenue increased in 2010 compared to 2009, as a result of the Hospice/Home Health Acquisition in May 2010.
Cost of Services Expenses. Our cost of services expenses increased by $52.6 million, or 8.7%, to $657.5 million, or 80.2% of revenue, in 2010, from $604.9 million, or 80.0% of revenue, in 2009.
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

Cost of services expenses at our skilled nursing facilities increased by $20.1 million, $10.8 million of which was due to the addition of acquired and developed facilities since the beginning of 2009, which includes the opening of the Dallas Center of Rehabilitation, Fort Worth Center of Rehabilitation, and the acquisition of two facilities in Iowa, $9.3 million of the increases resulted from operating costs increasing at facilities acquired or developed prior to January 1, 2009 by $4.70 per patient day, or 2.7%, to $183.1 per patient day in the year ended December 31, 2010 from $178 per patient day in the year ended December 31, 2009. The $9.3 million increase in operating costs resulted from a $5.1 million increase in labor costs, which represented an increase of $2.6, or 2.6%, on a per patient day basis. Additionally, the increase in operating costs resulted from a $3.2 million increase in taxes and licenses and a $1.2 million increase in expenses related to rehab/ancillaries. Cost of services expenses at our assisted living facilities increased $1.0 million, primarily due to our newly developed facility in Tonganoxie, Kansas, which opened in April 2009. In the next twelve months, we expect our cost of services expense to increase as we comply with the terms of the injunction related to the Humboldt County Action described in Note 12, "Commitments and Contingencies Litigation" to our audited financial statements.
Therapy Services

	Year Ended December 31,
	2010			2009			Increase/(Decrease)
	Revenue Dollars (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Revenue Dollars (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$141.1	$121.9	86.4%	$141.2	$120.5	85.3%	$1.4	1.2%
Total therapy services	$141.1	$121.9	86.4%	$141.2	$120.5	85.3%	$1.4	1.2%

Rehabilitation therapy costs as a percentage of revenue increased primarily because of flat revenue rates and salary, wages, and benefits increased as a percentage of total costs due to a decrease in third party facility contracts, as described above under "Revenue-Sources of Revenue-Therapy Services Segment."
Hospice and Home Health Services

	Year Ended December 31,
	2010		2009		Increase/(Decrease)
	Cost of Service Dollars	Revenue Percentage	Cost of Service Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$33.4	81.1%	15.9	109.7%	$17.5	110.1%
Home Health	9.1	86.7	—	—	9.1	100.0
Total hospice & home health services	$42.5	82.2%	$15.9	109.7%	$26.6	167.3%

The increase in hospice cost of services was the result of the Hospice/Home Health Acquisition. Cost of services expense in our hospice business was challenged by labor inefficiencies in our California operations in 2009, which were remediated in 2010.   Hospice and home health costs of services included $0.7 million of acquisition related costs in the year ended December 31, 2010.
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
Litigation Settlement Expense. Litigation settlement expense totaled $53.5 million for 2010 with no comparable amount for 2009. This was comprised of a $50.0 million cash settlement related to the Humboldt County Action described in Note 12, "Commitments and Contingencies- Litigation," to our audited financial statements included elsewhere in this report, $3.0 million of related legal expenses, and $0.5 million in costs related to a securities class action related to our initial public offering (which was settled in August 2010).
Depreciation and Amortization. Depreciation and amortization increased by $1.7 million, or 7.3%, to $25.0 million in 2010 from $23.3 million in 2009. This increase primarily resulted from increased depreciation and amortization related to the opening of our developed skilled nursing facilities in Dallas and Fort Worth as well as other new assets placed in service during 2009 and 2010.
Interest Expense. Interest expense increased by $4.0 million, or 12.1%, to $37.0 million in 2010 from $33.0 million in 2009. The increase in our interest expense was primarily due to an increase in the average interest rate on our debt from 5.9% in 2009 to 6.3% in 2010, which resulted in additional interest expense of $2.2 million. The increase in our cost of borrowing was due to the refinancing of our senior secured credit facility in April 2010. Average debt outstanding increased by $29.9 million, from $473.3 million in 2009 to $503.2 million in 2010 which resulted in additional interest expense of $1.8 million. The increase in average debt outstanding was primarily due to borrowings used to finance the Hospice/Home Health Acquisition and settlement costs. The all-in interest rate for the full year ended December 31, 2010 was 7.4%, as compared to 7.0% in 2009.
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
Debt Retirement Cost. Debt retirement cost was $7.0 million for 2010 with no comparable amount for 2009 due to the expensing of deferred financing fees of $6.6 million and $0.4 million of interest rate swap termination costs as the swap was incompatible with the refinanced senior secured credit facility.
Provision for Income Taxes. Our provision for income taxes in 2010 was $2.5 million, or 172.7% of pre-tax income from continuing operations, as compared to $17.8 million, or 15.5% of pre-tax loss from continuing operations in 2009. The effective tax rate of 172.7% for 2010 was not meaningful due to the low level of pre-tax earnings from operations.
Loss from Continuing Operations. Loss from continuing operations decreased by $131.7 million to a loss of $1.0 million in 2010 from a loss from continuing operations of $132.8 million in 2009. The $131.7 million decrease was related primarily to a$170.6 million goodwill impairment expense in 2009, $64.1 million increase in revenue, offset by the $53.5 million litigation settlement expense in 2010 and $52.6 million increase in cost of services, all discussed above.
EBITDA. EBITDA increased by $122.7 million to $62.5 million in 2010 from a loss of $60.2 million in 2009. The $122.7 million increase was primarily related to the decrease of $170.6 million non-cash impairment charge in 2009 partially offset by the $53.5 million litigation settlement expense in 2010, all discussed above.

Quarterly Data
The following is a summary of our unaudited quarterly results from operations for each of the years ended December 31, 2011 and 2010.

	Three Months Ended,
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenue	$214,421	$217,155	$215,547	$222,578	$220,749	$209,199	$200,971	$189,319
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	177,021	173,548	171,249	175,461	175,224	168,579	162,007	151,705
Rent cost of revenue	4,869	4,413	4,547	4,570	4,829	4,796	4,832	4,581
General and administrative	6,177	5,423	7,237	6,893	7,037	6,016	6,112	6,351
Litigation settlement costs (net of recoveries)	—	(4,488)	—	—	—	53,505	—	—
Depreciation and amortization	6,193	6,459	6,432	6,145	6,806	6,305	5,992	5,944
Impairment of long-lived assets	—	270,478	—	—	—	—	—	—
	194,260	455,833	189,465	193,069	193,896	239,201	178,943	168,581
Other income (expenses):
Interest expense	(9,675)	(9,711)	(9,662)	(9,946)	(10,487)	(10,086)	(9,164)	(7,284)
Interest income	161	170	208	175	263	260	196	228
Equity in earnings of joint venture	372	472	557	554	345	746	678	797
Other (expense) income	(22)	(123)	(30)	(324)	1,744	9	583	(4)
Debt retirement costs	—	—	—	—	—	—	(7,010)	—
Total other expenses, net	(9,164)	(9,192)	(8,927)	(9,541)	(8,135)	(9,071)	(14,717)	(6,263)
Income (loss) before provision (benefit) for income taxes	10,997	(247,870)	17,155	19,968	18,718	(39,073)	7,311	14,475
Provision (benefit) for income taxes	4,067	(15,259)	6,584	8,124	7,878	(13,766)	2,766	5,594
Net income (loss)	$6,930	$(232,611)	$10,571	$11,844	$10,840	$(25,307)	$4,545	$8,881
Earnings (loss) per share, basic:
Earnings (loss) per share	$0.19	$(6.26)	$0.28	$0.32	$0.29	$(0.68)	$0.12	$0.24
Earnings (loss) per share, diluted:
Earnings (loss) per share	$0.19	$(6.26)	$0.28	$0.32	$0.29	$(0.68)	$0.12	$0.24
Weighted-average common shares outstanding, basic	37,179	37,164	37,154	37,079	37,010	36,997	36,983	36,962
Weighted-average common shares outstanding, diluted	37,285	37,164	37,354	37,326	37,150	36,997	37,084	37,037

Liquidity and Capital Resources

The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Twelve Months Ended December 31,
	2011	2010	2009
Cash Flows from Continuing Operations
Net cash provided by operating activities	$99,380	$35,391	$75,021
Net cash used in investing activities	(39,917)	(76,405)	(46,168)
Net cash (used in) provided by financing activities	(47,638)	41,678	(27,762)
Cash flows from discontinued operations	—	—	390
Net increase in cash and equivalents	11,825	664	1,481
Cash and cash equivalents at beginning of period	4,192	3,528	2,047
Cash and cash equivalents at end of period	$16,017	$4,192	$3,528
Based upon our current level of operations, we believe that cash generated from operations, cash on hand and borrowings available to us will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next 12 months. One element of our business strategy is to selectively pursue acquisitions and strategic alliances. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing through a variety of methods including through an extension of our senior secured credit facility or by accessing available debt and equity markets, as considered necessary to fund capital expenditures and potential acquisitions or for other purposes. Our future operating performance will be subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond our control. For additional discussion, see "Other Factors Affecting Liquidity and Capital Resources" below.

Years Ended December 31, 2011 and 2010
Net cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items including depreciation and amortization, provision for doubtful accounts, stock-based compensation, and goodwill impairment change, as well as the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2011 was $99.4 million and consisted of net loss of $203.3 million, offset by adjustments for non-cash items of $299.8 million and $2.8 million provided by working capital and other activities. The majority of the $299.8 million of non-cash items was the result of the $270.5 million impairment of long-lived assets charge. Working capital and other activities primarily consisted of an increase in accounts receivable of $9.3 million and a decrease in insurance liability risks of $1.5 million offset by a $3.3 million increase of payments in notes receivable, $7.5 million decrease in other current and non-current assets, increase in accounts payable and accrued liabilities of $0.5 million, increase in employee compensation and benefits of $1.3 million and $1.0 million increase in other long-term liabilities. The increase in accounts receivable after considering the provision for doubtful accounts was $1.0 million. Days sales outstanding ("DSO") increased from 41.2 for the three months ended December 31, 2010 to 42.4 for the three months ended December 31, 2011.
Investing activities used $39.9 million in 2011, as compared to $76.4 million in 2010. The primary use of funds in 2011 consisted of $24.0 million of cash consideration paid for acquisition of healthcare facilities and businesses and capital expenditures of $16.3 million offset by the cash proceeds of $0.4 million received from a sale of land. The capital expenditures consisted of $0.1 million for facility renovations, $1.4 million for expansion of our Express Recovery™ unit program and $14.8 million of routine capital expenditures.
Net cash used by financing activities was $47.6 million in 2011, as compared to net cash provided by financing activities of $41.7 million in 2010. In 2011, net cash provided by financing activities primarily reflects net repayment of borrowings under our line of credit of $26.0 million as well as scheduled and voluntary repayment of long-term debt of $21.2 million.
Years Ended December 31, 2010 and 2009
Net cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items including depreciation and amortization, provision for doubtful accounts, and stock-based compensation as well as the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2010 was $35.4 million and consisted of net loss of $1.0 million, adjustments for non-cash items of $46.8 million and $10.4 million used by working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $14.5 million, $8.1 million increase in other current and non-current assets, and decrease in insurance liability risks of $4.4 million offset by a $4.8 million increase of payments in notes receivable, increase in accounts payable and accrued liabilities of $1.8 million, increase in employee compensation and benefits of $9.2 million and $0.8 million increase in other long-term liabilities. The increase in accounts receivable was due primarily to an increase in revenue for the year ended December 31, 2010, as compared to the year ended December 31, 2009. DSO decreased from 47.0 for the three months ended December 31, 2009 to 41.2 for the three months ended December 31, 2010. The reduction in DSO offset the increase in sales, resulting in the net $14.5 million increase in accounts receivable. The aforementioned legal settlement expense negatively impacted cash flows from operations of $35.3 million by $53.5 million for the year ended December 31, 2010, as compared to cash flows from operations of $75.0 million in 2009.
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
Net cash provided by financing activities was $41.7 million in 2010, as compared to net cash used in financing activities of $27.7 million in 2009. In 2010, net cash provided by financing activities primarily reflects net repayment of borrowings under our line of credit of $46.0 million and repayment of long-term debt of $259.3 million, offset by the $357.3 million of proceeds from issuance of long-term debt and additions to deferred financing fees of $10.2 million, associated with the refinancing of our senior secured credit facility in April 2010.
Principal Debt Obligations
Our primary sources of liquidity are our cash on hand, our cash flows from operations and our senior secured credit facility, which is subject to the satisfaction of certain financial covenants therein. Our primary liquidity requirements are for debt service on our first lien senior secured term loan and our 2014 Notes, capital expenditures and working capital.
We are significantly leveraged. As of December 31, 2011, we had $475.5 million in aggregate indebtedness outstanding, consisting of $129.8 million principal amount of our 2014 Notes (net of the unamortized portion of the original issue discount of $0.2 million), a $341.8 million first lien senior secured term loan (net of the unamortized portion of the original issue discount of $1.9 million), and other debt of approximately $3.9 million. Furthermore, we had $4.4 million in outstanding letters of credit against our $100.0 million revolving credit facility, leaving approximately $95.6 million of additional borrowing capacity under our "senior secured credit facility" as of December 31, 2011. Substantially all of our subsidiaries guarantee our 2014 Notes, the first lien senior secured term loan and our revolving credit facility For 2011, 2010, and 2009, our interest expense, net of interest income, was $38.3 million, $36.1 million, and $31.9 million, respectively. For 2011, we had no capitalized interest expense compared to $0.3 million and $0.4 million, respectively, in 2010, and 2009, related to new facilities that were developed.
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

Term Loan and Revolving Loan
On April 9, 2010, we entered into an up to $360.0 million term loan and a $100.0 million revolving credit facility (the "Restated Credit Agreement") that replaced the senior secured term loan and revolving credit facility that were set to mature in June 2012. The new revolving credit facility was undrawn at closing. We refer to the senior secured term loan and revolving credit facility provided under the Restated Credit Agreement as our senior secured credit facility.
The senior secured term loan requires principal payments of 0.25% of the original principal amount, or $0.9 million on the last business day of each of March, June, September and December, commencing on June 30, 2010, with the balance due April 9, 2016. Amounts borrowed under the term loan may be prepaid at any time without penalty except for breakage costs. Commitments under the revolving credit facility terminate on April 9, 2015. However, if any of our 2014 Notes remain outstanding on October 14, 2013, then the maturity date of the senior secured term loan and revolving credit facility will be October 14, 2013. Amounts borrowed pursuant to the Restated Credit Agreement are secured by substantially all of our assets. Substantially all of our subsidiaries guarantee our senior secured credit facility.
Under the Restated Credit Agreement, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum fixed charge coverage ratio (with a range of 1.5:1 to 2:1 as set forth in further detail in the Restated Credit Agreement) as well as a maximum leverage ratio (with a range of 5.5:1 to 4:1 as set forth in further detail in the Restated Credit Agreement). The Restated Credit Agreement also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the Restated Credit Agreement, subject to certain exceptions and minimum thresholds, we are required to apply all of the proceeds from any issuance of debt, half of the proceeds from any issuance of equity, half (or one quarter if our Consolidated Leverage Ratio, as defined in the Restated Credit Agreement, for such fiscal year is less than 3:1) of our annual Consolidated Excess Cash Flow, as defined in the Restated Credit Agreement, and, subject to permitted reinvestments, all amounts received in connection with any sale of our assets and casualty insurance and condemnation or eminent domain proceedings, in each case to repay the outstanding amounts under the Restated Credit Agreement. We believe that we were in compliance with our debt covenants as of December 31, 2011. As of December 31, 2011, our fixed charge coverage ratio was 3.6 which compares to a minimum requirement of 1.6 and our leverage ratio was 3.3 compared to a maximum of 5.0.
Loans outstanding under the Restated Credit Agreement bear interest, at our election, either at the prime rate plus an initial margin of 2.75% or the London Interbank Offered Rate ("LIBOR") plus an initial margin of 3.75%. Under the terms of the Restated Credit Agreement there is a LIBOR floor of 1.50%. We have a 0.5% commitment fee on the unused portion of the revolving line of credit. The interest rate margin on the loans can be reduced by 0.25% based on our Consolidated Leverage Ratio, as defined in the Restated Credit Agreement, for the applicable four-quarter period. Furthermore, we have the right to increase our borrowings under the term loan and/or the revolving loan up to an aggregate amount of $150.0 million provided that we are in compliance with the Restated Credit Agreement, that the additional debt would not cause any covenant violation of the Restated Credit Agreement, and that existing or new lenders within the Restated Credit Agreement or new lenders agree to increase their commitments.

Senior Subordinated Notes
Our 11.0% senior subordinated notes, which we sometimes refer to as the 2014 Notes, were issued in December 2005 in the aggregate principal amount of $200.0 million, with an interest rate of 11.0% per annum. The 11.0% senior subordinated notes were issued at a discount of $1.3 million. Interest is payable semiannually in January and July of each year. The 11% senior subordinated notes mature on January 15, 2014. The 11.0% senior subordinated notes are unsecured senior subordinated obligations and rank junior to all of our existing and future senior indebtedness, including indebtedness under our senior secured credit facility. The 11.0% senior subordinated notes are guaranteed on a senior subordinated basis by substantially all of our current and future subsidiaries. There was $130.0 million aggregate principal amount of our 11.0% senior subordinated notes outstanding as of December 31, 2011. Substantially all of our subsidiaries guarantee our 11.0% senior subordinated notes.
As of January 15, 2011, we became entitled to redeem all or a portion of the remaining $130.0 million aggregate principal amount of our 11% senior subordinated notes upon not less than 30 nor more than 60 days notice, at a redemption price (expressed in percentages of principal amount on the redemption date) of 102.75% effective January 15, 2011 and 100.0% effective January 15, 2012.
Capital Expenditures
We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to approximately $1,500 per bed. In addition, we are continuing with the expansion of our Express Recovery™ units. These units cost, on average, between $0.4 million and $0.6 million each. We completed one Express Recovery™ unit in 2011. We are in the process of developing two additional Express Recovery™ units in 2012.
We anticipate that we will have capital expenditures in 2012 of approximately $17.0 million to $20.0 million. We will continue to assess our capital spending plans on an ongoing basis.
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
We estimate our self-insured general and professional liability reserves on a quarterly basis and our self-insured workers' compensation reserve on a semiannual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry's loss history. Based upon these analyses, at December 31, 2011, we had reserved $18.2 million net of $5.8 million in insurance recoveries for known or unknown or potential self-insured general and professional liability claims and $15.9 million for self-insured workers' compensation claims. Of these reserves, we estimate that approximately $3.5 million net of $1.5 million in current insurance recoveries for self-insured general and professional liability claims and $4.4 million for self-insured workers' compensation claims for a total of $7.9 million will be payable within 12 months; however, there are no set payment schedules and there can be no assurance that the payment amount in the next 12 months will not be significantly larger or smaller. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future general and professional liability or workers' compensation insurance will be available at a reasonable price and that we will not have to further increase our levels of self-insurance.
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
Global Market and Economic Conditions. Recent global market and economic conditions have been unprecedented and challenging with tight credit conditions and recession or slow growth in most major economies expected to continue through 2012 and possibly longer.
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

Off Balance Sheet Arrangements
We had outstanding letters of credit of $4.4 million under our $100.0 million revolving credit facility as of December 31, 2011.

Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2011 (in thousands):

	Total	Less Than 1 Yr.	1-3 Yrs.	3-5 Yrs.	More than 5 Yrs.
Long-term debt obligations
11% senior subordinated notes	$130,000	$—	$130,000	$—	$—
Senior secured credit facility(1)(2)	343,700	3,600	7,200	332,900	—
Other long-term debt obligations	3,900	814	2,297	371	418
Operating lease obligations(3)	102,834	18,702	30,502	22,880	30,750
	$580,434	$23,116	$169,999	$356,151	$31,168
________________

(1)	Based on implied forward one-month LIBOR rates in the yield curve as of December 31, 2011.

(2)	If the 11% senior subordinated notes remain outstanding on October 14, 2013, then the maturity date of the senior secured credit facility will be October 14, 2013.

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
Interest Rate Exposure—Interest Rate Risk Management
Our first lien credit agreement exposes us to variability in interest payments due to changes in interest rates. We entered into an interest rate swap agreement on June 30, 2010 in order to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap agreement is for a notional amount of $70.0 million with a LIBOR rate of 2.3% from January 2012 to June 2013.
The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Months Ending December 31,(1)
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed-rate debt(2)	$814	$653	$131,644 (3)	$180	$191	$418	$133,900	$133,900
Average interest rate	5.3%	1.5%	10.9%	6.0%	6.0%	6.0%
Variable-rate debt(4)	$3,600	$3,600	$3,600	$3,600	$329,300	$—	$343,700	$326,515
Average interest rate(1)	5.3%	5.3%	5.3%	5.3%	5.9%	—%
________________

(1)	Based on implied forward three-month LIBOR rates in the yield curve as of December 31, 2011.

(2)	Excludes unamortized original issue discount of $0.2 million on our 11.0% senior subordinated notes.

(3)	If the 11% senior subordinated notes remain outstanding on October 14, 2013, then the maturity date of the senior secured credit facility will be October 14, 2013.

(4)	Excludes unamortized original issue discount of $1.9 million on our first lien senior secured term loan debt.

For 2011, there was no net loss recognized from converting from floating rate (one-month LIBOR) to fixed rate for a portion of the interest payments under our long-term debt obligations. As of December 31, 2011, there was $0.8 million of pre-tax unrealized loss included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate hedge transactions as of December 31, 2011 (dollars in thousands):

Loan	Transaction Type	Notional Amount	Trade Date	Effective Date	Maturity/ Termination Date	Year Ended December 31, 2011	Fair Value (Pre-tax)
First Lien	Swap	$70,000	6/30/2010	1/1/2012	6/30/2013	$—	$(800)
						$—	$(800)

The fair value of interest rate hedge agreements designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. We evaluate the effectiveness of the cash flow hedge, in accordance with FASB ASC Topic 815, "Derivatives and Hedging," on a quarterly basis. Should the hedge become ineffective, the change in fair value would be recognized in our consolidated statements of operations. Should the counterparty’s credit rating deteriorate to the point at which it would be likely that the counterparty would default, the hedge would then be ineffective.

Item 8.	Financial Statements and Supplementary Data
The information required by this item is incorporated herein by reference to the financial statements set forth in Item 15 of this report, "Exhibits and Financial Statement Schedules—Consolidated Financial Statements and Supplementary Data."

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.
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
We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.
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
Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the framework set forth in the report entitled, "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Report. Based on management’s evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of December 31, 2011.
The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, our independent registered public accounting firm. Ernst & Young's attestation report of our internal control over financial reporting is included in this item under "Report of Independent Registered Public Accounting Firm" and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2011.
Changes in Internal Control Over Financial Reporting
Management determined that, as of December 31, 2011, there were no changes in our internal control over financial reporting that occurred during the last fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Skilled Healthcare Group, Inc.
We have audited Skilled Healthcare Group, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Skilled Healthcare Group, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of Skilled Healthcare Group, Inc. and our report dated February 13, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Irvine, California
February 13, 2012

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information to be included in the sections entitled, "Election of Directors” and “Our Executive Officers," respectively, in the Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after December 31, 2011 (the "2012 Proxy Statement") is incorporated herein by reference.
The information to be included in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2012 Proxy Statement is incorporated herein by reference.
The information to be included in the section entitled "Code of Business Conduct and Ethics" in the 2012 Proxy Statement is incorporated herein by reference.
We have filed, as exhibits to this annual report, the certifications of our Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation
The information to be included in the sections entitled “Executive Compensation” and “Directors’ Compensation” in the 2012 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information to be included in the section entitled “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners” in the 2012 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information to be included in the sections entitled “Certain Relationships and Related Transactions,” “Board Independence,” and “Compensation Committee Interlocks and Insider Participation” in the 2012 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information to be included in the section entitled “Independent Registered Public Accounting Firm” in the 2012 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Consolidated Financial Statements and Supplementary Data:
The following consolidated financial statements, and notes thereto, and the related Report of our Independent Registered Public Accounting Firm, are filed as part of this Form 10-K:

2.	Financial Statement Schedule:
The following financial statement schedule is filed as part of this Form 10-K:

Page Number
Schedule II—Valuation Accounts	S-0

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

SKILLED HEALTHCARE GROUP, INC.

		By	/S/ BOYD HENDRICKSON
Boyd Hendrickson
Chairman of the Board,
Date:	February 13, 2012		Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 13, 2012	By	/S/ BOYD HENDRICKSON
Boyd Hendrickson
Chairman of the Board,
Chief Executive Officer and Director

Date:	February 13, 2012	By	/S/ JOSE LYNCH
Jose Lynch
President, Chief Operating Officer and Director

Date:	February 13, 2012	By	/S/ DEVASIS GHOSE
Devasis Ghose
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

Date:	February 13, 2012	By	/S/ CHRISTOPHER N. FELFE
Christopher N. Felfe
Senior Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer)

Date:	February 13, 2012	By	/S/ ROBERT M. LE BLANC
Robert M. Le Blanc Lead Director

Date:	February 13, 2012	By	/S/ MICHAEL BOXER
Michael Boxer Director

Date:	February 13, 2012	By	/S/ M. BERNARD PUCKETT
M. Bernard Puckett Director

Date:	February 13, 2012	By	/S/ LINDA ROSENSTOCK
Linda Rosenstock Director

Date:	February 13, 2012	By	/S/ GLENN SCHAFER
Glenn Schafer Director

Date:	February 13, 2012	By	/S/ WILLIAM SCOTT
William Scott Director

Date:	February 13, 2012	By	/S/ MICHAEL D. STEPHENS
Michael D. Stephens Director

Date:	February 13, 2012	By	/S/ Bruce Yarwood
Bruce Yarwood Director

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

2.2
Joinder Agreement and Amendment No. 1, dated as of May 21, 2010, to Asset Purchase Agreement by and between Home and Hospice Care Investments, LLC and each of the other parties thereto (filed as Exhibit 2.1 to our Current Report on Form 8-K dated May 26, 2010, and incorporated herein by reference).

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

4.2
Investor Stockholders' Agreement, dated as of December 27, 2005, among SHG Holding Solutions, Inc., Onex Partners LP and the stockholders listed on the signature pages thereto (filed as Exhibit 4.4 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

4.3
Registration Agreement, dated as of December 27, 2005, among SHG Holding Solutions, Inc. and the persons listed thereon (filed as Exhibit 4.5 to our Registration Statement on Form S-1,
No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).

4.4
Form of specimen certificate for Skilled Healthcare Group, Inc.'s Class A common stock (filed as Exhibit 4.1 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).

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

10.7*
Form of Indemnification Agreement with Skilled Healthcare Group's directors, executive officers, and certain employees (filed as Exhibit 10.10 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).

10.9*
Employment Agreement, dated as of November 30, 2007, by and between Skilled Healthcare LLC and Devasis Ghose (filed as Exhibit 10.1 to our Form 8-K dated November 30, 2007, and incorporated herein by reference).

10.10*	Amended and Restated Skilled Healthcare Group, Inc. 2007 Incentive Award Plan (filed as Appendix A to our Definitive Proxy Statement filed on April 1, 2011, and incorporated herein by reference).

10.11
Amendment and Restatement Agreement, dated as of April 9, 2010, by and among us, the subsidiary guarantors on the signature pages thereto, the lenders listed on the signature pages thereto and Credit Suisse AG, as Administrative Agent for the lenders and as Collateral Agent for the lenders, including the Third Amended and Restated Credit Agreement by and among us, the lenders party thereto and Credit Suisse AG, as Administrative Agent for the lenders and Collateral Agent for the lenders attached as Exhibit A to such Amendment and Restatement Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 5, 2010, and incorporated herein by reference).

10.12	Form of Restricted Stock Award Agreement (revised April 2010) (filed as Exhibit 10.2 to our Form 10-Q filed on May 4 2010, and incorporated herein by reference)
10.13	Class Settlement Agreement and Release, dated as of September 7, 2010 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 8, 2010, and incorporated herein by reference).
10.14
Settlement Agreement and Release with The People of the State of California, by and through Intervenor, the Humboldt County District Attorney's Office, dated as of September 7, 2010 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 8, 2010, and incorporated herein by reference)

10.15*
Employment Agreement, dated as of May 1, 2010, by and between Skilled Healthcare Group, Inc. and Douglas Shane Peck (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 5, 2010, and incorporated herein by reference)

10.16
Stipulation and Order (Case No. DR060264), Superior Court of California, Humboldt County, dated July 15, 2010 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 15, 2010 and incorporated herein by reference)

10.17*
Employment Agreement, dated as of April 1, 2010 by and between Skilled Healthcare, LLC and Matthew Moore, as amended on November 5, 2010 (filed as Exhibit 10.17 to our Annual Report on Form 10-K filed on February 14, 2011, and incorporated herein by reference)

10.18	Lease Amendment, dated October 31, 2011, by and between FPOC, LLC and Skilled Healthcare Group, Inc.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Skilled Healthcare Group, Inc.
We have audited the accompanying consolidated balance sheets of Skilled Healthcare Group, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Irvine, California
February 13, 2012

Skilled Healthcare Group, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$16,017	$4,192
Accounts receivable, less allowance for doubtful accounts of $15,238 and $17,710 at December 31, 2011 and December 31, 2010, respectively	99,764	98,777
Deferred income taxes	11,404	20,419
Prepaid expenses	6,943	9,618
Other current assets	9,203	17,524
Total current assets	143,331	150,530
Property and equipment, less accumulated depreciation of $95,954 and $76,017 at December 31, 2011 and December 31, 2010, respectively	375,502	387,322
Leased facility assets, less accumulated depreciation of $3,398 at December 31, 2011	10,792	—
Other assets:
Notes receivable	5,092	5,877
Deferred financing costs, net	9,837	13,165
Goodwill	84,299	332,724
Intangible assets, less accumulated amortization of $7,060 and $15,646 at December 31, 2011 and December 31, 2010, respectively	22,413	25,341
Deferred income tax assets	11,615	—
Other assets	32,119	29,331
Total other assets	165,375	406,438
Total assets	$695,000	$944,290
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$52,897	$52,602
Employee compensation and benefits	41,067	39,400
Current portion of long-term debt	4,414	5,742
Total current liabilities	98,378	97,744
Long-term liabilities:
Insurance liability risks	30,567	30,330
Deferred income taxes	—	8,431
Other long-term liabilities	17,773	15,984
Long-term debt, less current portion	471,069	514,221
Total liabilities	617,787	666,710
Stockholders’ equity:
Class A common stock, 175,000 shares authorized, $0.001 par value per share; 21,064 issued and outstanding at December 31, 2011 and 20,780 at December 31, 2010	21	21
Class B common stock, 30,000 shares authorized, $0.001 par value per share; 16,937 issued and outstanding at December 31, 2011 and 16,994 at December 31, 2010	17	17
Additional paid-in-capital	371,753	368,582
Accumulated deficit	(294,088)	(90,822)
Accumulated other comprehensive loss	(490)	(218)
Total stockholders’ equity	77,213	277,580
Total liabilities and stockholders’ equity	$695,000	$944,290
The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Net patient service revenue	867,462	820,238	756,065
Leased facility revenue	2,239	—	—
	869,701	820,238	756,065
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	697,279	657,515	604,913
Rent cost of revenue	18,399	19,038	18,137
General and administrative	25,730	25,516	25,090
Litigation settlement costs, (net of recoveries)	(4,488)	53,505	—
Depreciation and amortization	25,229	25,047	23,308
Impairment of long-lived assets	270,478	—	170,600
	1,032,627	780,621	842,048
Other (expenses) income:
Interest expense	(38,994)	(37,021)	(33,013)
Interest income	714	947	1,146
Equity in earnings of joint venture	1,955	2,566	2,751
Other (expense) income	(499)	2,332	150
Debt retirement costs	—	(7,010)	—
Total other (expenses) income, net	(36,824)	(38,186)	(28,966)
(Loss) income from continuing operations before provision for income taxes	(199,750)	1,431	(114,949)
Provision for income taxes	3,516	2,472	17,842
Loss from continuing operations	(203,266)	(1,041)	(132,791)
Loss from discontinued operations, net of tax	—	—	(390)
Net loss	(203,266)	(1,041)	(133,181)
Loss per share, basic:
Loss per common share from continuing operations	$(5.47)	$(0.03)	$(3.60)
Loss per common share from discontinued operations	—	—	(0.01)
Loss per share	$(5.47)	$(0.03)	$(3.61)
Loss per share, diluted:
Loss per common share from continuing operations	$(5.47)	$(0.03)	$(3.60)
Loss per common share from discontinued operations	—	—	(0.01)
Loss per share	$(5.47)	$(0.03)	$(3.61)
Weighted-average common shares outstanding, basic	37,145	36,988	36,914
Weighted-average common shares outstanding, diluted	37,145	36,988	36,914

The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	20,189	$20	17,027	$17	$362,982	$43,400	$(1,842)	$404,577
Net loss	—	—	—	—	—	(133,181)	—	(133,181)
Conversion of class B common stock into class A common stock	26	—	(26)	—	—	—	—	—
Issuance of restricted stock	176	—	—	—	—	—	—	—
Forfeiture of restricted stock	(45)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,268	—	—	2,268
Restricted stock traded to pay tax	(12)	—	—	—	(101)	—	—	(101)
Excess tax benefits from stock-based payment arrangements	—	—	—	—	(23)	—	—	(23)
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	—	1,882	1,882
Balance at December 31, 2009	20,334	20	17,001	17	365,126	(89,781)	40	275,422
Net loss	—	—	—	—	—	(1,041)	—	(1,041)
Conversion of class B common stock into class A common stock	7	—	(7)	—	—	—	—	—
Issuance of restricted stock	549	1	—	—	—	—	—	1
Forfeiture of restricted stock	(94)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,549	—	—	3,549
Restricted stock traded to pay tax	(16)	—	—	—	(93)	—	—	(93)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(258)	(258)
Balance at December 31, 2010	20,780	21	16,994	17	368,582	(90,822)	(218)	277,580
Net loss	—	—	—	—	—	(203,266)	—	(203,266)
Conversion of class B common stock into class A common stock	57	—	(57)	—	—	—	—	—
Issuance of restricted stock	359	—	—	—	—	—	—	—
Forfeiture of restricted stock	(76)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,608	—	—	3,608
Restricted stock traded to pay tax	(59)	—	—	—	(718)	—	—	(718)
Options exercised	3	—	—	—	26	—	—	26
Excess tax benefits from stock-based payment arrangements	—	—	—	—	255	—	—	255
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(272)	(272)
Balance at December 31, 2011	21,064	$21	16,937	$17	$371,753	$(294,088)	$(490)	$77,213

The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities
Net loss from continuing operations	$(203,266)	$(1,041)	$(132,791)
Net loss from discontinued operations	—	—	(390)
Net loss	(203,266)	(1,041)	(133,181)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,229	25,047	23,308
Provision for doubtful accounts	7,467	9,617	11,039
Non-cash stock-based compensation	3,608	3,549	2,268
Excess tax benefits from stock-based payment arrangements	(255)	—	23
Loss (gain) on disposal of property and equipment	434	(2,243)	61
Amortization of deferred financing costs	3,328	3,892	4,711
Tax benefit from reversal of accrual for uncertain tax positions	—	—	(2,828)
Deferred income taxes	(11,086)	(54)	5,966
Write-off of deferred financing costs	—	6,574	—
Impairment of long-lived assets	270,478	—	170,600
Amortization of discount on debt	605	465	107
Changes in operating assets and liabilities:
Accounts receivable	(9,299)	(14,508)	(15,836)
Payments on notes receivable	3,314	4,846	5,464
Other current and non-current assets	7,455	(8,172)	9,771
Accounts payable and accrued liabilities	493	1,789	(2,111)
Employee compensation and benefits	1,366	9,181	(1,597)
Insurance liability risks	(1,531)	(4,390)	(3,934)
Other long-term liabilities	1,040	839	1,190
Net cash provided by operating activities	99,380	35,391	75,021
Cash Flows from Investing Activities
Acquisition of healthcare facilities and businesses, net of cash acquired	(24,019)	(45,380)	(5,013)
Proceeds from sale of land	400	—	—
Additions to property and equipment	(16,298)	(27,736)	(41,155)
Proceeds from divestitures	—	14,746	—
Cash paid for purchase of previously leased facilities	—	(18,035)	—
Net cash used in investing activities	(39,917)	(76,405)	(46,168)
Cash Flows from Financing Activities
Borrowings under line of credit	88,000	174,500	80,000
Repayments under line of credit	(114,000)	(220,500)	(89,000)
Repayments of long-term debt and capital leases	(21,201)	(259,322)	(10,686)
Issuance of debt	—	357,300	—
Additions to deferred financing costs	—	(10,207)	(7,952)
Exercise of stock options	26	—	—
Excess tax benefits from stock-based payment arrangements	255	—	(23)
Taxes paid related to net share settlement of equity awards	(718)	(93)	(101)
Net cash (used in) provided by financing activities	(47,638)	41,678	(27,762)
Cash flows from discontinued operations	—	—	390
Increase in cash and cash equivalents	11,825	664	1,481
Cash and cash equivalents at beginning of period	4,192	3,528	2,047
Cash and cash equivalents at end of period	$16,017	$4,192	$3,528
The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
	2011	2010	2009
Supplemental cash flow information
Cash paid for:
Interest expense, net of capitalized interest	$37,790	$29,960	$30,143
Income taxes, net	$4,972	$10,081	$15,667
Non-cash activities:
Conversion of accounts receivable into notes receivable, net	$1,529	$4,038	$11,158
Liabilities issued as purchase consideration for purchase of business	$3,503	$15,030	$—
Insurance premium financed	$1,123	$1,100	$7,970

The accompanying notes are an integral part of these consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business
Current Business
Skilled Healthcare Group, Inc. ("Skilled") is a holding company that owns subsidiaries which operate long-term care facilities and provide a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated wholly-owned companies are collectively referred to as the "Company." As of December 31, 2011, the Company operated facilities in California, Iowa, Kansas, Missouri, Nevada, Nebraska, New Mexico and Texas, including 74 skilled nursing facilities ("SNFs"), which offer sub-acute care and rehabilitative and specialty healthcare skilled nursing care, and 23 assisted living facilities ("ALFs"), which provide room and board and assistance with activities of daily living. Effective April 1, 2011, the Company leased five skilled nursing facilities in California to an unaffiliated third party operator. For a detailed discussion of the lease arrangements, see Note 8 - "Property and Equipment." In addition, through its Hallmark Rehabilitation GPLLC ("Hallmark"), the Company provides a variety of ancillary services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, as of December 31, 2011, the Company provided hospice care in the Arizona, California, Idaho, Montana, Nevada and New Mexico markets. Additionally, the Company operates home health agencies in Arizona, California, Idaho, Montana, New Mexico and Nevada. The Company has an administrative services company that provides a full complement of administrative and consultative services that allows affiliated operators and third-party facility operators with whom the Company contracts to better focus on delivery of healthcare services. The Company currently has one such service agreement with an unrelated skilled nursing facility operator. The Company is also a member in a joint venture located in Texas that provides institutional pharmacy services, which currently serves eight of the Company’s SNFs and other facilities unaffiliated with the Company.
Company History
Skilled was incorporated as SHG Holding Solutions, Inc. in Delaware in October 2005. The Company's predecessor company acquired Summit Care, a publicly traded long-term care company with nursing facilities in California, Texas and Arizona, in 1998. On October 2, 2001, the Company's predecessor and 19 of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code and on November 28, 2001, the Company's remaining three companies also filed voluntary petitions for protection under Chapter 11. In August 2003, the Company emerged from bankruptcy, paying or restructuring all debt holders in full, paying all accrued interest expenses and issuing 5.0% of the Company's common stock to former bondholders. On June 30, 2009, the United States Bankruptcy Court for the Central District of California granted entry of a final decree closing the aforementioned Chapter 11 cases.
The Onex Transaction
In October 2005, Skilled (known as SHG Holding Solutions, Inc. at that time) entered into an agreement and plan of merger (the "Agreement") with its predecessor company known then as Skilled Healthcare Group, Inc. ("SHG"), which was the entity that owned the subsidiaries that then operated Skilled's business, SHG Acquisition Corp. ("Acquisition") and SHG's former sponsor, Heritage Fund II LP and related investors ("Heritage"). Skilled and Acquisition were formed by Onex Partners LP, Onex American Holdings II LLC and Onex U.S. Principals LP ("Onex") and certain of their associates (collectively the "Sponsors") for purposes of acquiring SHG. The merger was completed effective December 27, 2005 (the "Onex Transaction"). Under the Agreement, Acquisition acquired substantially all of the outstanding shares of SHG through a merger with SHG, with SHG being the surviving corporation. The Onex Transaction was accounted for using the purchase method of accounting and, accordingly, all assets and liabilities of SHG and its consolidated subsidiaries were recorded at their fair values as of the date of the acquisition. The Company refers to the transactions contemplated by the merger agreement, the equity contributions, the financings and use of proceeds of the financings, collectively, as the Transactions.
Restatement
On June 29, 2009, the Company restated its financial statements for the fiscal years ended December 31, 2006 through December 31, 2008, including the corresponding quarterly periods in 2007 and 2008, in our amended Form 10-K/A for the year ended December 31, 2008, and for the quarter ended March 31, 2009 in the amended Form 10-Q/A for the quarter then ended.
The restatement principally related to an understatement of accounts receivable allowance for doubtful accounts for the long-term care, or LTC, operating segment, which was caused by improper dating of accounts receivable for that segment by a former senior officer of the LTC segment, referred to as the former employee. The Company conducted a review of its accounts receivable allowance for doubtful accounts related to the LTC segment after the former employee left the Company's employment following a disciplinary meeting on unrelated matters. The Company determined that the former employee had acted in a manner inconsistent with its accounting and disclosure policies and practices. As a result of its review, the Company recommended to the Audit Committee that a restatement was required. The Audit Committee initiated and directed a special

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investigation regarding the accounting and reporting issues raised by the former employee’s improper dating of accounts receivable. Under the oversight of the Audit Committee, internal audit personnel with the assistance of outside legal counsel and other advisors, investigated the matter and reviewed the Company's internal controls related to accounts receivable allowance for doubtful accounts related to the LTC segment. The investigation found no evidence that anyone else within the organization knew of or participated in the improper conduct.
Significant Developments in 2011
In April 2011, five of the Company's subsidiaries that operate skilled nursing facilities in northern California transferred their operations to an unaffiliated third party skilled nursing facility operator. Another subsidiary of the Company retained ownership of the real estate where the operations are located and signed a 10-year lease with two 10-year extension options with the new operator. The Company recorded $0.8 million in exit costs in connection with the foregoing transaction.
In April 2011, a wholly owned subsidiary of the Company, the Rehabilitation Center of Omaha, LLC ("RCO"), signed an operating lease for a skilled nursing and assisted living facility in Omaha, Nebraska for 10 years with two additional 5-year extensions. The lease also provides RCO with a purchase option and the landlord with a sale option, beginning in year six of the lease.
In July 2011, the Company acquired Altura Homecare & Rehab, a home health care agency serving the Albuquerque, New Mexico market.
In July 2011, the Company acquired the real property and related operations of Willow Creek Memory Care at San Martin in Las Vegas, Nevada, which is currently licensed for 62 memory care assisted living beds. The newly acquired facility now operates as Vintage Park at San Martin.
In July 2011, the Centers for Medicare & Medicaid Services ("CMS") issued its final rule for its fiscal year 2012, which began October 1, 2011. The rule reduced Medicare reimbursement rates for skilled nursing facilities by 11.1% and also made changes to rehabilitation therapy regulations which will have a significant negative effect on the Company's revenue and costs during Medicare's fiscal year ending September 30, 2012 as compared to Medicare's fiscal year ended September 30, 2011.
In the third quarter of 2011, the Company recorded an impairment charge of $270.5 million related to goodwill and intangibles assets primarily as a result of the reduction in anticipated future cash flows due to the aforementioned reduction in Medicare reimbursement rates. Additional disclosure and analysis is included in Note 2 - "Summary of Significant Accounting Policies - Goodwill and Other Long-Lived Assets Impairment Testing."
In October 2011, the Company acquired substantially all of the assets of Cornerstone Hospice, Inc., which provides hospice services in the Colton, California and Phoenix, Arizona areas.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of the Company include the accounts of the Company and the Company's wholly-owned companies. All significant intercompany transactions have been eliminated in consolidation.
Estimates and Assumptions
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") which requires the Company to consolidate company financial information and make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to revenue, allowance for doubtful accounts, self-insured liability risks, income taxes, valuation of contingent consideration and impairment of long-lived assets and goodwill. Actual results could differ from those estimates.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation, including excess tax benefits from stock-based payment arrangements in the Condensed Consolidated Statements of Cash Flows of $0.1 million for the twelve months ended December 31, 2010 and December 31, 2009 were reclassified from operating activity to financing activity.
Additionally, due to the Company's adoption of Accounting Standards Update (ASU) No 2010-24, Health Care Entities (Topic 954), Presentation of Insurance Claims and Related Insurance Recoveries ("ASU 2010-24"), $1.7 million of current

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

insurance recoveries and $4.9 million of non-current insurance recoveries were to current and non-current assets, respectively from accounts payable and accrued liabilities and insurance risk liability, in the Consolidated Balance Sheets as of December 31, 2010. See "Recent Accounting Pronouncements" below for further discussion.
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
The following table summarizes how the Company's revenue is derived from services provided to patients by payor classes and leased facility revenue which is included within private pay and other (dollars in thousands):

	Year Ended December 31,
	2011		2010		2009
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
Medicare	$326,211	37.5%	$304,413	37.1%	$264,594	35.0%
Medicaid	253,727	29.2	260,083	31.7	241,021	31.9
Subtotal Medicare and Medicaid	579,938	66.7	564,496	68.8	505,615	66.9
Managed Care	88,665	10.2	75,657	9.2	71,181	9.4
Private pay and other	201,098	23.1	180,085	22.0	179,269	23.7
Total	$869,701	100.0%	$820,238	100.0%	$756,065	100.0%
The following table sets forth revenue by state and revenue by state as a percentage of total revenue for the periods (dollars in thousands):

	Year Ended December 31,
	2011		2010		2009
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$354,260	40.7%	$343,984	41.9%	$334,953	44.3%
Texas	187,108	21.5	190,607	23.2	190,587	25.2
New Mexico	92,617	10.6	86,029	10.5	81,061	10.7
Kansas	67,301	7.7	61,657	7.5	57,864	7.6
Missouri	60,738	7.0	57,539	7.0	57,141	7.6
Nevada	59,609	6.9	48,516	5.9	30,929	4.1
Montana	13,060	1.5	8,004	1.0	—	—
Iowa	11,030	1.3	9,989	1.2	2,870	0.4
Arizona	12,086	1.4	7,928	1.0	—	—
Idaho	9,420	1.1	5,937	0.7	—	—
Nebraska	2,470	0.3	—	—	—	—
Other	2	—	48	0.1	660	0.1
Total	$869,701	100.0%	$820,238	100.0%	$756,065	100.0%
The Company's accounts receivable is derived from services provided to patients in the following payor classes for the years ended December 31 (in thousands):

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2011	2010
Medicare	$30,543	$30,578
Medicaid	22,661	25,219
Subtotal Medicare and Medicaid	53,204	55,797
Managed care	23,700	23,257
Private pay and other	38,098	37,433
Total accounts receivable	115,002	116,487
Allowance for doubtful accounts	(15,238)	(17,710)
Accounts receivable, net	$99,764	$98,777

The Company estimates bad debt expense and the allowance for doubtful accounts based on historical experience.
In 2011, the Company converted $1.5 million of accounts receivable to notes receivable for certain of its rehabilitation therapy business customers. As of December 31, 2011, notes receivable were approximately $8.1 million and were $9.9 million as of December 31, 2010, of which $3.0 million and $4.0 million as of December 31, 2011 and 2010, respectively, were reflected as current assets with the remaining balances reflected as long-term assets. Interest rates on these notes approximate market rates as of the dates of the notes.
As of December 31, 2011, two Hallmark Rehabilitation business customers owed $7.9 million, or 98% of the total notes receivable balance. These notes receivable, as well as the trade receivables from these customers as well as one additional customer, are guaranteed both by the assets of the customers as well as personally by the principal owners of the customers. Additionally, as of December 31, 2011, these three customers represented 64% of the accounts receivable for the Company’s rehabilitation therapy services company and approximately 55% of the rehabilitation therapy services company external revenue for 2011. The remaining notes receivable of $0.2 million, or 2% of the notes receivable balance, are primarily past due accounts receivable converted to notes receivable. The notes receivable balance is stated net of an allowance for uncollectibility of approximately $0.2 million at December 31, 2011 and $0.2 million at December 31, 2010.
Risks and Uncertainties
Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in substantial compliance with applicable laws and regulations. Compliance with such laws and regulations is subject to ongoing and future government review and interpretation, including processing claims at lower amounts upon audit as well as significant regulatory action including revenue adjustments, fines, penalties, and exclusion from the Medicare and Medicaid programs.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less. At December 31, 2011, the Company had aggregate cash of $16.0 million. This available cash is held in accounts at commercial banking institutions. The Company has periodically invested in AAA money market funds. To date, the Company has not experienced any loss or access to its invested cash or cash equivalents; however, the Company can provide no assurances that access to its invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.
Capitalized Interest
The Company recorded no capitalized interest costs on construction projects for the year ended December 31, 2011 compared to $0.3 million for the year ended December 31, 2010.
Property and Equipment
Upon the consummation of the Onex Transaction all property and equipment were stated at fair value. Property and

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Depreciation and amortization of property and equipment under capital leases is included in depreciation and amortization expense. For leasehold improvements, where the Company has acquired the right of first refusal to purchase or to renew the lease, amortization is based on the lesser of the estimated useful lives or the period covered by the right. Depreciation expense was $23.3 million in 2011, $21.4 million in 2010, and $19.4 million in 2009.
Goodwill and Long-Lived Assets
Goodwill was $84.3 million (net of accumulated impairment loss of $438.1 million) as of December 31, 2011 and $332.7 million (net of accumulated impairment loss of $170.6 million) as of December 31, 2010, is accounted for under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, "Business Combinations," and represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. In accordance with FASB ASC Topic 350, "Intangibles - Goodwill and Other," goodwill is subject to periodic testing for impairment. Goodwill of a reporting unit is tested for impairment on an annual basis, or, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount, between annual testing. The Company has selected October 1 as the date to test goodwill for impairment on an annual basis. As a result of the July 29, 2011 announcement by CMS regarding the reimbursement reductions and other changes that went into effect on October 1, 2011, which led to a significant decline in the stock price of the Company, an interim goodwill impairment analysis was conducted as of August 31, 2011.
As of August 31, 2011, the Company calculated the fair value of the long-term care and therapy services reporting units based upon a combination of the discounted cash flow (income approach) and guideline public company method (market approach). The fair value was determined to be less than the carrying value of each reporting unit, and therefore a step two of the analysis was performed. The fair value of the hospice and home health reporting units exceeded their carrying value.
Upon completion of the step two analysis, the Company recorded goodwill impairment charges as of and for the period ended December 31, 2011 of $243.2 million with respect to the long−term care reporting unit and $24.3 million the therapy services reporting unit. These amounts are included within the caption "Impairment of long-lived assets" in the accompanying statement of operations.
As of December 31, 2011, there was no goodwill related to the long-term care reporting unit, $9.7 million related to the rehabilitation therapy reporting unit, $53.7 million related to the hospice reporting unit and $20.9 million related to the home health reporting unit.
The Company periodically evaluates the carrying value of our long−lived assets for impairment indicators. If indicators of impairment are present, the carrying value of the related real estate assets in relation to the future undiscounted cash flows of the underlying operations is evaluated to assess recoverability of the assets. Measurement of the amount of the impairment, if any, may be based on independent appraisals, established market values of comparable assets or estimates of future cash flows expected. The estimates of these future cash flows are based on assumptions and projections believed by management to be reasonable and supportable. They require management's subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions may vary by type of long-lived asset.
Additionally, after evaluating its long-lived assets, an impairment charge of $3.0 million was recognized within the therapy services reporting unit related to the Hallmark Rehabilitation business's trade name and is included within the caption "Impairment of long-lived assets" in the accompanying statement of operations for the year end December 31, 2011.
The Company did not record an impairment charge in 2010 and recorded an impairment charge of $170.6 million in 2009 related to the long term care reporting unit.
Deferred Financing Costs
Deferred financing costs substantially relate to the 11% Senior Subordinated Notes due 2014 (the "2014 Notes"), and the senior secured credit facility agreement, see Note 6 - "Debt," and are being amortized over the maturity periods using an effective-interest method for the 2014 Notes and the term debt component of the senior secured credit facility, the straight-line

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

method was used for the revolving debt component of the senior secured credit facility. At December 31, 2011, deferred financing costs, net of amortization, was $9.8 million, and was $13.2 million at December 31, 2010.
Income Taxes
The Company uses the liability method of accounting for income taxes as set forth in FASB ASC Topic 740, "Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. A valuation allowance is established for deferred tax assets unless their realization is considered more likely than not.
FASB ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
Interest Rate Hedges
The Company's senior secured credit facility agreement exposes the Company to variability in interest payments due to changes in interest rates. The Company entered into an interest rate swap agreement on June 30, 2010 in order to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap agreement is for a notional amount of $70.0 million with an interest rate of 2.3% from January 2012 to June 2013.
Interests in joint ventures
Joint ventures are entities over which the Company has significant influence but not control, generally achieved by a shareholding of 50% of the voting rights. The equity method is used to account for investments in joint ventures and investments are initially recognized at cost.
Stock Options and Equity Related Charges
FASB ASC Topic 718, "Compensation—Stock Compensation," requires measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. Under FASB ASC Topic 718, the fair value of share-based payment awards is estimated at grant date using an option pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.
Asset Retirement Obligations
FASB ASC Topic 410, "Asset Retirement and Environmental Obligations," requires that either a liability be recognized for the fair value of a legal obligation to perform asset-retirement activities that are conditioned on the occurrence of a future event if the amount can be reasonably estimated, or where it cannot, that disclosure of the liability exists, but has not been recognized, and the reasons why a reasonable estimate cannot be made.
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
As of December 31, 2011 and 2010, the asset retirement obligations were $4.0 million and $3.9 million, respectively, which are classified as other long-term liabilities.
Operating Leases
As of December 31, 2011, 24 of the Company's long-term care facilities were leased. The leases require payment of real estate taxes, insurance and common area maintenance in addition to rent. Most of the leases contain renewal options and escalation clauses.
For leases that contain predetermined fixed escalations of the minimum rent, the Company recognizes the related rent expense on a straight-line basis from the date the Company takes possession of the property to the expected end of the lease term. The Company records any difference between the straight-line rent amounts and amounts payable under the leases as part of deferred rent, in accrued liabilities or other long-term liabilities, as appropriate.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss per Share
The Company computes loss per share of Class A common stock and Class B common stock in accordance with FASB ASC Topic 260, "Earnings per Share," using the two-class method. The Company’s Class A common stock and Class B common stock are identical in all respects, except with respect to voting rights and except that each share of Class B common stock is convertible into one share of Class A common stock under certain circumstances. Net loss is allocated on a proportionate basis to each class of common stock in the determination of loss per share.
Basic loss per share was computed by dividing net loss by the weighted-average number of outstanding shares for the period.
The following table sets forth the computation of basic and diluted loss per share of Class A common stock and Class B common stock (dollars in thousands, except per share data):

	December 31, 2011			December 31, 2010			December 31, 2009
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Loss per share, basic
Numerator:
Allocation of net loss from continuing operations	$(110,484)	$(92,782)	$(203,266)	$(563)	$(478)	$(1,041)	$(71,597)	$(61,194)	$(132,791)
Allocation of loss from discontinued operations	—	—	—	—	—	—	(210)	(180)	(390)
Allocation of net loss	$(110,484)	$(92,782)	$(203,266)	$(563)	$(478)	$(1,041)	$(71,807)	$(61,374)	$(133,181)
Loss per share, diluted
Numerator:
Allocation of net loss from continuing operations	$(110,484)	$(92,782)	$(203,266)	$(563)	$(478)	$(1,041)	$(71,597)	$(61,194)	$(132,791)
Allocation of loss from discontinued operations	—	—	—	—	—	—	(210)	(180)	(390)
Allocation of net loss	$(110,484)	$(92,782)	$(203,266)	$(563)	$(478)	$(1,041)	$(71,807)	$(61,374)	$(133,181)
Denominator for basic and diluted loss per share:
Weighted-average common shares outstanding, basic	20,190	16,955	37,145	19,988	17,000	36,988	19,903	17,011	36,914
Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	—	—	—	—	—	—	—	—	—
Adjusted weighted-average common shares outstanding, diluted	20,190	16,955	37,145	19,988	17,000	36,988	19,903	17,011	36,914
Loss per share, basic:
Loss per common share from continuing operations	$(5.47)	$(5.47)	$(5.47)	$(0.03)	$(0.03)	$(0.03)	(3.60)	(3.60)	$(3.60)
Loss per common share from discontinued operations	—	—	—	—	—	—	(0.01)	(0.01)	(0.01)
Loss per share	$(5.47)	$(5.47)	$(5.47)	$(0.03)	$(0.03)	$(0.03)	(3.61)	(3.61)	$(3.61)
Loss per share, diluted:
Loss per common share from continuing operations	$(5.47)	$(5.47)	$(5.47)	$(0.03)	$(0.03)	$(0.03)	(3.60)	(3.60)	$(3.60)
Loss per common share from discontinued operations	—	—	—	—	—	—	(0.01)	(0.01)	(0.01)
Loss per share	$(5.47)	$(5.47)	$(5.47)	$(0.03)	$(0.03)	$(0.03)	(3.61)	(3.61)	$(3.61)
The following were excluded from the weighted-average diluted shares computation for 2011, 2010, and 2009 (shares in thousands) because the effect would be anti-dilutive:

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2011	2010	2009
Options to purchase common shares	206	590	536
Non-vested restricted stock and restricted stock units	47	3	55 (1)
Total excluded	253	593	591
 ________________

(1)	Amount includes 2,000 shares for Class B shares
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that, under U.S. GAAP, are recorded as an element of stockholders’ equity but are excluded from net loss. Currently, the Company’s other comprehensive loss consists of deferred gains and losses on the Company’s interest rate hedge transactions accounted for as a cash flow hedge.
The following table summarizes activity in other comprehensive income related to the Company's interest rate hedge transactions, net of taxes, held by the Company (in thousands):

	2011	2010	2009
Net unrealized (loss) gain, net of tax (benefit) expense of $(213) in 2011, $(122) in 2010, and $1,190 in 2009	$(272)	$(258)	$1,882

Recent Accounting Pronouncements
In August 2010, the FASB issued Accounting Standards Update (ASU) No 2010-24, which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. The adoption of ASU 2010-24 became effective for the Company beginning January 1, 2011. As of December 31, 2011, the Company recorded $5.8 million and $6.6 million in insurance recovery receivables and a corresponding increase in insurance risk liability as of December 31, 2011 and 2010, respectively. The insurance recovery receivable is included in the Company’s current and non-current insurance recoveries on the balance sheet, see Note 7,"Other Current Assets and Other Assets."
In May 2011, an amended accounting standard was released and effective for financial statements for annual periods beginning after December 15, 2011, released to the intent of existing fair value measurement and disclosure requirements under FASB ASC 820, "Fair Value Measurements and Disclosures." The company is currently evaluating the impact to the consolidated financial statements.
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
In July 2011, the Emerging Issues Task Force (EITF) of the FASB reached a consensus that would require health care entities to separately present bad debt expense related to patient service revenue as a reduction of patient service revenue (net of contractual allowances and discounts) on the income statement for entities that do not assess a patient's ability to pay prior to rendering services.  Further, it was determined, net presentation of bad debt expense in revenue would only apply to bad debts that are not related to patient service revenue, to entities that do not provide services prior to assessing a patient's ability to pay, or to entities that recognize revenue only after deciding that collection is reasonably assured.  In addition, the final consensus requires health care entities to disclose information about the activity in the allowance for doubtful accounts, such as recoveries and write-offs, by using a mixture of qualitative and quantitative data.  It will also require disclosure of our policies for (i) assessing the timing and amount of uncollectible revenue recognized as bad debt expense; and (ii) assessing collectability in the timing and amount of revenue (net of contractual allowances and discounts).  The final consensus will be applied retrospectively effective for interim and annual periods beginning after December 15, 2011. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements, as it only requires a change in the format of presentation.
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, ("ASU 2011-08"), which amends

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the guidance in ASC 350-20, "Intangibles - Goodwill and Other." Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for the Company's fiscal year beginning January 1, 2012, with early adoption permitted. The Company is currently evaluating the effect that ASU 2011-08 will have on its consolidated financial statements.

3.	Fair Value of Financial Instruments
The following methods and assumptions were used by the Company in estimating fair value of each class of financial instruments for which it is practicable to estimate this value:
Cash and Cash Equivalents
The carrying amounts approximate fair value because of the short maturity of these instruments.
Interest Rate Swaps and Contingent Consideration
The carrying amounts approximate the fair value for the Company’s interest rate swap based on an estimate obtained from an investment bank.
The following table summarizes the valuation of the Company’s interest rate swaps as of December 31, 2011 by the FASB ASC Topic 820, “Fair Value Measurement and Disclosures,” fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate hedges	$—	$(800)	$—	$(800)
Contingent Considerations	$—	$—	$(7,210)	$(7,210)
In accordance with FASB ASC Topic 350, "Intangibles - Goodwill and Other," as of August 31, 2011, goodwill with a carrying amount of $339.6 million was written down to its implied fair value of $72.1 million resulting in an impairment charge of $267.5 million. Additionally, after evaluating its long-lived assets, an impairment charge of $3.0 million was recognized within the therapy services reporting unit related to the Hallmark Rehabilitation business's trade name. The assets were measured using an income and market approach with significant unobservable inputs (Level 3). As of December 31, 2011, there was no goodwill related to the long-term care reporting unit, $9.7 million related to the rehabilitation therapy reporting unit, $53.7 million related to the hospice reporting unit and $20.9 million related to the home health reporting unit.
In June 2010, the Company entered into an interest rate cap agreement which expired December 31, 2011 and an interest rate swap agreement in order to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap agreement is for a notional amount of $70.0 million with a LIBOR rate not to exceed 2.3% from January 2012 to June 2013. The Company continues to assess its exposure to interest rate risk on an ongoing basis.
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
The fair value of the interest rate swap agreement designated as a hedging instrument against the variability of cash flows associated with floating-rate, long-term debt obligations is reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. The Company evaluates the effectiveness of the cash flow hedge, in accordance with FASB ASC Topic 815, "Derivatives and Hedging," on a quarterly basis. The change in fair value is recorded as a component of other comprehensive income. Should the hedge become ineffective, the change in fair value would be recognized in the consolidated statements of operations.
For the year ended December 31, 2011, the total net loss recorded through OCI from converting from floating rate (one-month LIBOR) to fixed rate for a portion of the interest payments under our long-term debt obligations was approximately $0.3 million.
On May 1, 2010, the Company acquired substantially all of the assets of five Medicare-certified hospice companies and four Medicare-certified home health companies located in Arizona, Idaho, Montana and Nevada (which is sometimes referred

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to herein as the "Hospice/Home Health Acquisition"). As part of the purchase agreement, the purchase consideration included cash, promissory notes, contingent consideration, and deferred cash payments. The contingent consideration arrangement requires the Company to pay contingent payments should the acquired operations achieve certain financial targets based on EBITDA, as defined in the acquisition agreement, which was filed as an exhibit to the Company’s Report on Form 10-Q filed with the SEC on May 4, 2010. The contingent consideration is up to $7.0 million over a period of 5 years. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The contingent consideration was recorded at the date of acquisition in the amount of $4.9 million. As of December 31, 2011, the contingent consideration had a fair value of $4.8 million. This is included in the Company’s accounts payable and accrued liabilities on the balance sheet. The change in fair value related to the contingent consideration is included in the Company's depreciation and amortization on the statements of operations. There has been no change in the valuation technique of the contingent consideration from December 31, 2010 to December 31, 2011.
On July 1, 2011, a wholly-owned subsidiary of the Company acquired Altura Homecare & Rehab. The acquisition includes a contingent earn-out consideration which can be earned based on the achievement of an EBITDA threshold over the three years following the closing. The fair value of the earn-out at the acquisition date and at December 31, 2011 was $1.3 million.
On October 24, 2011, wholly-owned subsidiaries of the Company acquired substantially all of the assets of Cornerstone Hospice, Inc. The acquisition includes a contingent earn-out consideration which can be earned based on the achievement of an EBITDA threshold over the five years following the closing. The fair value of the earn-out at the acquisition date and at December 31, 2011 was $1.2 million.
Below is a table listing the Level 3 rollforward as of December 31, 2011 (in thousands):

Level 3 Rollforward
Value at January 1, 2011	$5,350
Change in fair value	750
Payout for Hospice/Home Health Acquisition contingent consideration	(1,400)
Contingent consideration - Altura	1,300
Contingent consideration - Cornerstone	1,210
Value at December 31, 2011	$7,210
Below is a table listing the fair value of the interest rate swap as of December 31, 2011 and December 31, 2010 (in thousands):

	December 31, 2011		December 31, 2010
Derivatives designated as hedging instruments under ASC Topic 815	Balance Sheet Location	Fair Value (Pre-tax)	Balance Sheet Location	Fair Value (Pre-tax)
Interest rate swap	Accounts payable and accrued liabilities	$(800)	Accounts payable and accrued liabilities	$(316)
Below is a table listing the amount of gain (loss) recognized before income tax in other comprehensive income (“OCI”) on the interest rate swap for the years ending December 31, 2011, 2010, and 2009 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)

	Year Ended December 31,
	2011	2010	2009
Interest rate swap	$(484)	$(381)	$3,072
Below is a table listing the amount of gain (loss) reclassified from accumulated OCI into income (effective portion) for the year ending December 31, 2011, 2010, and 2009 (in thousands):

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended December 31,
	2011	2010	2009
Interest expense	$—	$(264)	$(3,430)

Long-Term Debt
The carrying value and fair value of the Company’s long-term debt as of December 31, 2011 was $475.6 million and $460.4 million, respectively.

4.	Intangible Assets
Identified intangible assets are amortized over their useful lives except for trade names and certain other long-lived intangibles, which have an indefinite life. As described in Note 2, "Summary of Significant Accounting Policies," the Company recorded an impairment charge of $3.0 million within the therapy services reporting unit related to the Hallmark Rehabilitation business' trade name and is included within the caption "Impairment of long-lived assets" in the accompanying statement of operations.
Amortization expense was approximately $1.1 million in 2011, $3.2 million in 2010 and $3.9 million in 2009. Amortization of the Company’s intangible assets at December 31, 2011 is expected to be approximately $0.4 million in 2012, $0.4 million in 2013, $0.4 million in 2014, $0.4 million in 2015 and $0.5 million in 2016. Identified intangible asset balances by major class at December 31, 2011 and 2010, are as follows (dollars in thousands):

	Cost	Life (in years)	Accumulated Amortization	Net Balance
Intangible assets subject to amortization:
Covenants not-to-compete	$520	5.0	$(292)	$228
Managed care contracts	3,220	5.0	(3,220)	—
Leasehold interests	5,050	15.1	(3,548)	1,502
Total	$8,790	10.1	$(7,060)	1,730
Intangible assets not subject to amortization:
Trade names				14,130
Other long-lived intangibles				6,553
Balance at December 31, 2011				$22,413

	Cost	Life (in years)	Accumulated Amortization	Net Balance
Intangible assets subject to amortization:
Covenants not-to-compete	$2,987	5.0	$(2,945)	$42
Managed care contracts	10,920	5.0	(10,180)	740
Leasehold interests	4,318	14.5	(2,521)	1,797
Total	$18,225	7.1	$(15,646)	2,579
Intangible assets not subject to amortization:
Trade names				17,130
Other long-lived intangibles				5,632
Balance at December 31, 2010				$25,341

5.	Business Segments
The Company has three reportable operating segments-(i) long-term care ("LTC"), which includes the operation of SNFs and ALFs and is the most significant portion of the Company's business administrative services for an unrelated SNF operator, and the facility lease revenue from a third-party operator; (ii) therapy services, which includes the Company's rehabilitation therapy services business; and (iii) hospice and home health services, which includes the Company's hospice and home health businesses. The "other" category in the table below includes general and administrative items. The Company's reporting segments are business units that offer different services, and that are managed differently due to the nature of the services

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provided.
At December 31, 2011, LTC services are provided by 74 wholly-owned SNF operating companies that offer post-acute, rehabilitative and specialty skilled nursing care, as well as 23 wholly-owned ALF operating companies that provide room and board and social services. Therapy services include rehabilitative services such as physical, occupational and speech therapy provided in the Company's facilities and in unaffiliated facilities. Hospice and home health services were provided by the Company's wholly owned subsidiary to patients beginning in October 2004 and expanded in May 2010 as a result of the Hospice/Home Health Acquisition.
The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. Accordingly, earnings from continuing operations before net interest, tax, depreciation and amortization ("Adjusted EBITDA") and rent cost of revenue ("Adjusted EBITDAR") is used as the primary measure of each segment’s operating results because it does not include such costs as interest expense, income taxes, depreciation, amortization and rent cost of revenue which may vary from segment to segment depending upon various factors, including the method used to finance the original purchase of a segment or the tax law of the states in which a segment operates. By excluding these items, the Company is better able to evaluate operating performance of the segment by focusing on more controllable measures. General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss, and are included in the "other" category in the selected segment financial data that follows. The accounting policies of the reporting segments are the same as those described in Note 2, "Summary of Significant Accounting Policies." Intersegment sales and transfers are recorded at cost plus standard mark-up; intersegment transactions have been eliminated in consolidation.
The following table sets forth selected financial data consolidated by business segment (in thousands):

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Year Ended December 31, 2011
Net patient service revenue from external customers	$691,375	$92,765	$83,322	$—	$—	$867,462
Leased facility revenue	2,239	—	—	—	—	2,239
Intersegment revenue	1,938	64,377	—	—	(66,315)	—
Total revenue	$695,552	$157,142	$83,322	$—	$(66,315)	$869,701
Operating (loss) income	$(143,023)	$(9,460)	$15,967	$(26,410)	$—	$(162,926)
Interest expense, net of interest income						(38,280)
Other expense						(499)
Equity in earnings of joint venture						1,955
Income before provision for income taxes						(199,750)
Income tax expense						3,516
Net loss from continuing operations						$(203,266)
Depreciation and amortization	$22,876	$436	$1,264	$653	$—	$25,229
Segment capital expenditures	$14,001	$1,455	$403	$439	$—	$16,298
Adjusted EBITDA	$118,891	$18,275	$17,502	$(23,358)	$—	$131,310
Adjusted EBITDAR	$136,253	$18,273	$18,485	$(23,302)		$149,709
Year Ended December 31, 2010
Net patient service revenue from external customers	$694,401	$74,118	$51,719	$—	$—	$820,238
Intersegment revenue	1,414	67,005	—	—	(68,419)	—
Total revenue	$695,815	$141,123	$51,719	$—	$(68,419)	$820,238
Operating income (loss)	$40,110	$18,619	$8,040	$(27,152)	$—	$39,617
Interest expense, net of interest income						(36,074)
Other expense						2,332
Equity in earnings of joint venture						2,566
Debt retirement costs						(7,010)
Income before provision for income taxes						1,431
Income tax expense						$2,472
Net loss from continuing operations						$(1,041)
Depreciation and amortization	$22,875	$360	$785	$1,027	$—	$25,047
Segment capital expenditures	$26,243	$728	$283	$482	$—	$27,736
Adjusted EBITDA	$118,160	$18,978	$9,247	$(24,861)	$—	$121,524
Adjusted EBITDAR	$136,642	$19,177	$10,091	$(24,770)	$(578)	$140,562
Year Ended December 31, 2009
Net patient service revenue from external customers	$666,800	$74,088	$15,177	$—	$—	$756,065
Intersegment revenue	3,034	66,518	—	—	(69,552)	—
Total revenue	$669,834	$140,606	$15,177	$—	$(69,552)	$756,065
Operating (loss) income	$(78,063)	$20,734	$(2,243)	$(26,411)	$—	$(85,983)
Interest expense, net of interest income						(31,867)
Other expense						150
Equity in earnings of joint venture						2,751
Loss before provision for income taxes						(114,949)
Income tax expense						17,842
Net loss from continuing operations						$(132,791)
Depreciation and amortization	$21,491	$326	$264	$1,227	$—	$23,308
Segment capital expenditures	$40,013	$110	$199	$833	$—	$41,155
Adjusted EBITDA	$114,028	$20,857	$(1,213)	$(22,785)	$—	$110,887
Adjusted EBITDAR	$132,207	$21,001	$(917)	$(22,691)	$(576)	$129,024

A reconciliation of Adjusted EBITDA and Adjusted EBITDAR to net income is as follows (dollars in thousands):

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2011	2010	2009
Adjusted EBITDAR	$149,709	$140,562	$129,024
Rent cost of revenue	18,399	19,038	18,137
Adjusted EBITDA	131,310	121,524	110,887
Depreciation and amortization	(25,229)	(25,047)	(23,308)
Interest expense	(38,994)	(37,021)	(33,013)
Interest income	714	947	1,146
Discontinued operations, net of tax(a)	—	—	(390)
Gain/(loss) on disposal of property and equipment(b)	(290)	2,243	(61)
Debt retirement costs(d)	—	(7,010)	—
Acquisition and due diligence costs(f)	—	(700)	—
Impairment of long-lived assets(c)	(270,478)	—	(170,600)
Litigation settlement costs, (net of recoveries)(e)	4,488	(53,505)	—
Expenses related to the exploration of strategic alternatives(g)	(716)	—	—
Exit costs related to Northern California divestiture(h)	(820)	—	—
Recovery of expenses related to the divestiture of Westside Campus of Care facility (i)	265	—	—
Provision for income taxes	(3,516)	(2,472)	(17,842)
Net income	$(203,266)	$(1,041)	$(133,181)

Notes

(a)	In 2009, the Company closed its hospice operations located in Ventura, California, and, therefore, the results of this business have been classified as discontinued operations.

(b)	While unusual and non-recurring gains or losses on sales of assets are required under U.S. GAAP, these amounts are also not reflective of income and losses of the Company's underlying business.

(c)
During the third quarter of 2011, the Company recorded goodwill impairment charges of $243.2 million with respect to the long−term care reporting unit, $24.3 million within the therapy services reporting unit, and a $3.0 million impairment charge within the therapy services reporting unit related to the Hallmark Rehabilitation business's trade name. The impairment charges of long-lived assets are the result of the July 29, 2011 announcement by CMS regarding the reimbursement reductions that went into effect October 1, 2011. During the fourth quarter of 2009, the Company recorded a goodwill impairment charge of $170.6 million on its long-term care reporting unit. The impairment charge was the result of the downturn in the expected future growth rates for governmental payors (based on patient mix and announced Medicare and Medicaid reimbursement reductions), and their effect on expected future cash flows. The impairment charges of long-lived assets are a non-cash accounting adjustment to the Company's financial statements that does not affect the Company's cash flows or liquidity position. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Goodwill" for a more detailed discussion of the goodwill impairment charges.

(d)
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

(e)
During the third quarter of 2011, the Company recorded $4.5 million of insurance recoveries related to the litigation settlement expense of $53.5 million recorded during the third quarter of 2010. The $53.5 million was comprised of a $50.0 million cash settlement related to the Humboldt County Action described in Note 12, "Commitments and Contingencies-Litigation" and $3.0 million of related legal expenses, and $0.5 million in costs related to a securities class action related to our initial public offering (which was settled in August 2010).

(f)	In 2010, hospice and home health services costs of services included $0.7 million of non-recurring acquisition related costs.

(g)
On April 11, 2011, the Company announced that its Board of Directors had engaged J.P. Morgan Securities LLC to assist exploring strategic alternatives to maximize stockholder value, including a potential sale of the Company's real estate assets or the whole company. However, on August 2, 2011, the Company announced that the Board of Directors determined to conclude the previously-announced exploration of strategic alternatives. The Company recorded $0.7 million in expenses related to the exploration of strategic alternatives.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(h)
In April 2011, five of the Company's subsidiaries that operate skilled nursing facilities in northern California transferred operations to an unaffiliated third party skilled nursing facility operator. Another subsidiary of the Company retained ownership of the real estate where the operations are located and has signed a 10-year lease with two 10-year extension options with the new operator. The Company recorded $0.8 million in exit costs in connection with the foregoing transaction.

(i)
During the third quarter of 2011, the Company recorded a recovery of approximately $0.3 million in expenses related to the divestiture of Westside Campus of Care skilled nursing facility operations in Texas in December 2010.

The following table presents the segment assets by business segments (in thousands):

	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Other	Total
December 31, 2011:
Segment total assets	$461,225	$53,927	$97,913	$81,935	$695,000
Goodwill and intangibles included in total assets	$1,994	$23,693	$81,025	$—	$106,712
December 31, 2010:
Segment total assets	$717,668	$81,863	$76,950	$67,809	$944,290
Goodwill and intangibles included in total assets	$244,760	$50,993	$62,312	$—	$358,065

6.	Debt
The Company’s long-term debt as of December 31, 2011 and 2010 is summarized as follows (in thousands):

	2011	2010
Revolving Credit Facility due 2015, interest rate comprised of LIBOR (subject to a 1.50% floor) plus 3.75% or 5.25% at December 31, 2010; collateralized by substantially all assets of the Company.	$—	$26,000
Term Loan due 2016, interest rate based on LIBOR (subject to a 1.50% floor) plus 3.75%, or 5.25% at December 31, 2011; net original issue discount of $1,893 at December 31, 2011 and $2,365 at December 31, 2010; collateralized by substantially all assets of the Company.	335,207	354,935
Term Loan due 2016, interest rate based on the Prime rate, or 3.25% plus 2.75%, or 6.00% at December 31, 2011; collateralized by substantially all assets of the Company.	6,600	—
Senior Subordinated Notes due 2014, interest rate 11.0%, with an original issue discount of $224 at December 31, 2011 and $331 at December 31, 2010, interest payable semiannually.	129,776	129,669
Notes payable due December 2018, interest rate fixed at 6.5%, payable in monthly installments, collateralized by a first priority deed of trust.	1,269	1,411
Hospice/Home Health Acquisition note, interest rate fixed at 6.00%, payable in annual installments	1,474	7,948
Cornerstone Acquisition note, interest rate fixed at 5.5%, payable in annual installments	993	—
Insurance premiums financed	164	—
Total long-term debt	475,483	519,963
Less amounts due within one year	(4,414)	(5,742)
Long-term debt, net of current portion	$471,069	$514,221

Term Loan and Revolving Loan
On April 9, 2010, the Company entered into an up to $360.0 million senior secured term loan and a $100.0 million revolving credit facility ("Restated Credit Agreement") that amended and restated the senior secured term loan and revolving credit facility that were set to mature in June 2012. As of December 31, 2011, there was zero outstanding on the revolving credit facility. The credit arrangements provided under the Restated Credit Agreement are collectively referred to herein as the Company's senior secured credit facility.
The senior secured term loan requires principal payments of 0.25%, or $0.9 million, of the original principal amount

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issued on the last business day of each of March, June, September and December, commencing on June 30, 2010, with the balance due April 9, 2016. Amounts borrowed under the senior secured term loan may be prepaid at any time without penalty except for LIBOR breakage costs. Commitments under the revolving credit facility terminate on April 9, 2015. However, if any of the 2014 Notes remain outstanding on October 14, 2013, then the maturity date of the senior secured term loan and revolving credit facility will be October 14, 2013. Amounts borrowed pursuant to the Restated Credit Agreement are secured by substantially all of the Company's assets.
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
Loans outstanding under the Restated Credit Agreement bear interest, at the Company's election, either at the prime rate plus an initial margin of 2.75% or the London Interbank Offered Rate ("LIBOR") plus an initial margin of 3.75%. Under the terms of the Restated Credit Agreement there is a LIBOR floor of 1.50%. The Company has a 0.5% commitment fee on the unused portion of the revolving line of credit. The Company has the right to increase its borrowings under the revolving credit facility up to an aggregate amount of $150 million provided that the Company is in compliance with the Restated Credit Agreement, that the additional debt would not cause any covenant violation of the Restated Credit Agreement, and that existing or new lenders within the Restated Credit Agreement or new lenders agree to increase their commitments. To reduce the risk related to interest rate fluctuations, the Restated Credit Agreement required the Company to enter into an interest rate swap, cap or similar agreement to effectively fix or cap the interest rate on 40% of its funded long-term debt within three months of April 2010 commencement of the senior secured credit facility. The Company entered into two interest rate hedge transactions, as described in Note 3, "Fair Value Measurements," in order to comply with this requirement.
In addition, the Company expensed deferred financing fees in the amount of $6.6 million in 2010. In conjunction with the closing of the refinancing, the Company terminated its then existing swap agreements as they were incompatible with the new financing due to the existence of the LIBOR floor. The termination of the swap agreements cost $0.4 million, which was recorded as debt retirement costs.
The Company issued $10.0 million of promissory notes as part of the purchase consideration for the Hospice/Home Health Acquisition. The notes bear interest at 6.0% with $2.0 million of principal due annually beginning November 1, 2010. During 2010, the notes were substantially paid down leaving a remaining balance of $1.5 million. The promissory notes are payable to the selling entities, of which the President and Chief Operating Officer, and the Senior Vice President, of Signature Hospice & Home Health, LLC are significant shareholders. Signature Hospice & Home Health, LLC is a consolidated subsidiary of Skilled holding 100% interests in the operating companies for the Hospice/Home Health Acquisition.
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
Effective January 15, 2012, the Company became entitled to redeem all or a portion of the 2014 Notes upon not less than 30 nor more than 60 days notice, at a redemption price (expressed in percentages of principal amount on the redemption date) of 100.0%.
Debt Covenants
The Company must maintain compliance with certain financial covenants measured on a quarterly basis, including an interest coverage minimum ratio as well as a total leverage maximum ratio.
The covenants also include certain limitations, including the incurrence of additional indebtedness, liens, investments in other businesses, annual capital expenditures and, in the case of the 2014 Notes, issuance of preferred stock. Furthermore, the Company must permanently reduce the principal amount of debt outstanding by applying the proceeds from any asset sale, insurance or condemnation payments, additional indebtedness or equity securities issuances, and 25% to 50% of excess cash flows from operations based on the leverage ratio then in effect. The Company believes that it was in compliance with its debt covenants as of December 31, 2011. As of December 31, 2011, the Company's fixed charge coverage ratio (defined as the

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's adjusted EBITDA less capital expenditures divided by the Company's cash interest expense) was 3.6 and our leverage ratio (defined as the Company's total outstanding debt divided by the Company's adjusted EBITDA) was 3.3 compared to thresholds of greater than 1.6 and less than 5.0.
Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt as of December 31, 2011 are as follows (in thousands):

Long-Term Debt
2012	$4,414
2013	4,253
2014	135,244
2015	3,780
2016	329,491
Thereafter	418
477,600
Less original issue discount at December 31, 2011	(2,117)
$475,483

7.	Other Current Assets and Other Assets
Other current assets consisted of the following at December 31 (in thousands):

	December 31, 2011	December 31, 2010
Current portion of notes receivable, net	$2,824	$3,824
Supplies inventory	2,804	2,809
Income tax refund receivable	434	9,074
Current portion of insurance recoveries	1,497	1,705
Other current assets	1,644	112
	$9,203	$17,524

Other assets consisted of the following at December 31 (in thousands):

	December 31, 2011	December 31, 2010
Equity investment in joint ventures	$5,378	$5,379
Restricted cash	18,073	14,502
Deposits and other assets	4,406	4,594
Insurance recoveries	4,262	4,856
	$32,119	$29,331

Equity Investment in Pharmacy Joint Venture
The Company has an investment in a joint venture which serves its pharmaceutical needs for a limited number of its Texas operations (the "APS—Summit Care Pharmacy"). APS—Summit Care Pharmacy, a limited liability company, was formed in 1995, and is owned 50% by the Company and 50% by APS Acquisition, LLC. APS—Summit Care Pharmacy operates a pharmacy in Austin, Texas, and the Company pays market value for prescription drugs and receives a 50% share of the net income related to this joint venture. Based on the Company’s lack of any controlling influence, the Company’s investment in APS—Summit Care Pharmacy is accounted for using the equity method of accounting.
Restricted Cash
In August 2003, SHG formed Fountain View Reinsurance, Ltd. (the "Captive"), a wholly-owned offshore captive insurance company, for the purpose of insuring its workers’ compensation liability in California. In connection with the formation of the Captive, the Company funds its estimated losses and is required to maintain certain levels of cash reserves on hand for claims related to occurrences prior to September 1, 2005. As of September 2011, the Captive commenced insuring a portion of the Company's professional liability and general liability with the Captive. The Company is required to fund its

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated losses and to maintain certain cash reserve levels related to professional liability and general liability claims subsequent to August 31, 2011. As the use of these funds is restricted, the funds are classified as restricted cash in the Company’s consolidated balance sheets. Additionally, restricted cash includes amounts on deposit at the Company’s workers' compensation third-party claims administrator.
Deposits
In the normal course of business the Company is required to post security deposits with respect to its leased properties and to certain of the vendors with which it conducts business.

8.	Property and Equipment
Property and equipment consisted of the following at December 31 (in thousands):

	2011	2010
Land and land improvements	$64,984	$66,753
Buildings and leasehold improvements	323,887	321,726
Furniture and equipment	75,497	70,812
Construction in progress	7,088	4,048
	471,456	463,339
Less accumulated depreciation	(95,954)	(76,017)
	$375,502	$387,322
The Company began leasing five skilled nursing facilities in California to an unaffiliated third party operator in April 2011 and signed a 10-year lease with two 10-year extension options. As of December 31, 2010, approximately $7.9 million of property and equipment, net related to assets that became leased assets in 2011.
Leased facility assets consisted of the following at December 31 (in thousands):

	2011	2010
Leased facility assets	14,190	—
Less accumulated depreciation	(3,398)	—
	10,792	—

9.	Income Taxes
The income tax expense from continuing operations consisted of the following for the years ended December 31 (in thousands):

	2011	2010	2009
Federal:
Current	$11,783	$1,817	$10,311
Deferred	(9,314)	1,681	6,550
State:
Current	2,285	778	1,548
Deferred	(1,238)	(1,804)	(567)
	$3,516	$2,472	$17,842
The income tax (benefit) expense applicable to continuing and discontinued operations is as follows for the years ended December 31 (in thousands):

	2011	2010	2009
Income tax expense on continuing operations	$3,516	$2,472	$17,842
Income benefit on discontinued operations	—	—	(247)
	$3,516	$2,472	$17,595
A reconciliation of the income tax expense on income computed at statutory rates to the Company's actual effective tax

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rate is summarized as follows for the years ended December 31 (in thousands):

	2011	2010	2009
Federal rate (35%)	$(69,912)	$501	$(40,232)
State taxes, net of federal tax benefit	681	(666)	1,277
Uncertain tax positions and related interest	(191)	(9)	(2,828)
Goodwill	73,881	1,288	59,710
Lavender Class Action Settlement	—	1,748	—
Other, net	(943)	(390)	(85)
	$3,516	$2,472	$17,842
Deferred income taxes result from temporary differences between the tax basis of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's temporary differences are primarily attributable to purchase adjustments related to intangible assets, depreciation, allowances for doubtful accounts, settlement costs and accruals for professional and general liability expenses and compensation which are not deductible for tax purposes until paid.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the Company generating sufficient operating income during the periods in which temporary differences become deductible. At December 31, 2011 and 2010, valuation allowances of $0.7 million and $0.1 million, respectively, have been recognized against the Company's state tax loss and credit carryforwards as a result of certain restrictions regarding their utilization. At December 31, 2011, the Company has $4.0 million of enterprise zone tax credits for California income tax purposes which do not expire.
Significant components of the Company's deferred income tax assets and liabilities at December 31 are as follows (in thousands):

	2011		2010
	Current	Non- Current	Current	Non- Current
Deferred income tax assets:
Vacation and other accrued expenses	$6,100	$7,248	$5,945	$6,583
Allowance for doubtful accounts	3,979	—	6,468	—
Professional liability accrual	1,877	5,228	1,645	5,527
Rent accrual	28	2,801	94	2,505
Asset retirement obligation, net	—	1,309	—	1,217
CA EZ credit carryforward	—	3,957	—	3,812
Intangible assets	—	9,251	—	—
Lavender Class Action Settlement	—	—	8,874	—
Other	1,434	202	661	198
Total deferred income tax assets	13,418	29,996	23,687	19,842
Deferred income tax liabilities:
Intangible assets	—	—	—	(11,826)
Fixed assets	—	(15,089)	—	(14,266)
Prepaid Expenses	(2,014)	—	(3,268)	—
Other	—	(2,599)	—	(2,125)
Total deferred income tax liabilities	(2,014)	(17,688)	(3,268)	(28,217)
Net deferred income tax assets	11,404	12,308	20,419	(8,375)
Valuation allowance	—	(693)	—	(56)
Net deferred income tax assets (liabilities)	$11,404	$11,615	$20,419	$(8,431)
Significant judgment is required in determining the Company’s provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. While the Company believes that its tax return positions are supportable, there are certain positions that may not be sustained upon review by tax authorities. Although

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company believes that adequate accruals have been made for such positions, the final resolution of those matters may be materially different than the amounts provided for in the Company’s historical income tax provisions and accruals.
FASB ASC Topic 740, "Income Taxes," prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FASB ASC Topic 740 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Balance at January 1	$18	$94	$2,827
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	117	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Reductions for lapses of statutes	—	(76)	(2,733)
Balance at December 31,	$135	$18	$94
At December 31, 2011, the total amount of unrecognized tax benefit was $0.1 million, which will result in a benefit to the provision for income taxes in 2012 and subsequent years, if recognized.
The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes line item of the consolidated statements of operations. As of December 31, 2011 and 2010, our accrued interest and penalties on unrecognized tax benefits was negligible.
The Company is subject to taxation in the United States and in various state jurisdictions. The Company's tax years 2007 and forward are subject to examination by the United States Internal Revenue Service and by the Company's material state jurisdictions. The Internal Revenue Service completed the field audit portion of a limited scope audit of our 2007 through 2009 and the results were negligible.

10.	Stockholders' Equity
The Company did not declare or pay cash dividends in either 2011 or 2010. The Company does not anticipate paying any cash dividends on our common stock in the foreseeable future. The Company currently expects that it will retain all available cash, if any, for use as working capital and for other general purposes, including to service or repay the debt and to fund the operation and expansion of its business. Any payment of future dividends will be at the discretion of the board of directors and will depend on, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant.
Holders of the Company's Class A common stock are entitled to a voting power of one vote per share and holders of the Company's Class B common stock are entitled to a voting power of ten votes per share. Mandatory and optional conversion of the Class B common stock into Class A common stock exists on a one-for-one basis under certain circumstances.

11.	Stock-Based Compensation
2005 Restricted Stock Plan
In December 2005, the Company’s board of directors adopted a restricted stock plan with respect to Skilled’s Class B common stock (the "Restricted Stock Plan"). The Restricted Stock Plan provided for awards of restricted stock to the Company’s officers and other key employees. Such grants of restricted stock were required to be evidenced by restricted stock agreements and were subject to the vesting and other requirements as determined at the time of grant by a committee appointed by the board of directors. Restricted shares of each initial participant vested (i) 25% on the date of grant and (ii) 25% on each of the first three anniversaries of the date of grant, unless such initial participant ceases to be an employee of or consultant to Skilled or any of its companies on the relevant anniversary date. As of December 31, 2011, the aggregate number of shares of Class B stock issued under the Restricted Stock Plan was 1.3 million, net of forfeitures, all of which have fully vested. No additional shares of common stock are available for issuance under this plan.
2007 Incentive Award Plan

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2007, Skilled's board of directors adopted the Skilled Healthcare Group, Inc. 2007 Incentive Award Plan (the "2007 Plan") that provides for cash-based and equity-based awards to the Company's directors, officers, and other key employees. In May 2008, the stockholders of the Company approved the 2007 Plan increasing the number of shares of the Company’s Class A common stock that may be issued under the 2007 Plan by 1.5 million shares to a total of 2.6 million shares. The 2007 Plan became effective immediately upon stockholder approval. The Company's stockholders approved an amendment of the 2007 Plan in May 2011, which increased the number of shares of Class A common stock available for issuance under the plan by 1.85 million shares to a total of 4.5 million shares.
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
Under the 2007 Plan, incentive and nonqualified stock options may be granted to eligible participants for the right to purchase common stock at a specified price which may not be less than the fair market value on the date of the grant. Based on the terms of individual option grants, options granted under the 2007 Plan generally expire 10 years after the grant date and generally become exercisable over a period of four years, with annual vesting, based on continued employment. In 2011, 2010, and 2009, the Company granted 0.1 million, 0.5 million, and 0.3 million options, respectively, to purchase shares of Class A common stock.
In November 2008, the Company began granting performance based restricted Class A common shares and stock options to executive officers. The stock options vest ratably over a four-year period. The performance-vested restricted stock fair value is estimated utilizing the Black Scholes method to estimate the fair value of the award and is recognized as compensation expense based on the most probable outcome of the performance condition which is evaluated quarterly using the Company's plan and actual results. As of December 31, 2011, there were 0.5 million non-vested performance based restricted stock awards outstanding.
As of December 31, 2011, the aggregate number of Class A common shares and restricted stock units issued under the 2007 plan was 1.5 million.
During the year ended December 31, 2011, the following restricted stock awards, restricted stock units and performance stock awards occurred under the Company’s existing plans (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested balance at January 1, 2011	848	$7.48
Granted	422	10.96
Vested	(202)	7.72
Forfeited	(76)	8.82
Non-vested balance at December 31, 2011	992	$8.83
As of December 31, 2011, there was approximately $4.0 million of total unrecognized compensation costs related to restricted stock awards, restricted stock units and performance stock awards. These costs have a weighted-average remaining recognition period of 2.7 years. The total fair value of shares vested during the years ended December 31, 2011, 2010, and 2009 was $2.3 million, $0.4 million, and $0.7 million, respectively.
The fair value of the stock option grants for the years ended December 31, 2011, 2010, and 2009 under FASB ASC Topic 718, "Compensation—Stock Compensation," was estimated on the date of the grants using the Black-Scholes option pricing model with the following assumptions and resulting fair value amounts:

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	2.80%	2.57%	2.62%
Expected life	6.25 years	6.25 years	6.25 years
Dividend yield	—%	—%	—%
Volatility	50.00%	44.2%	54.3%
Weighted-average fair value	$6.61	$2.81	$5.49
The Company estimated the expected volatility by examining the historical and implied volatilities of comparable publicly traded companies due to the Company’s limited trading history and because the Company does not have any publicly traded options.
There were 2,770 options exercised during 2011 and no options exercised during the years 2010 and 2009. As of December 31, 2011, there was $1.3 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 2.0 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company's expectations. Upon option exercise, the Company will issue new shares of Class A common stock.
The following table summarizes stock option activity during the year ended December 31, 2011 under the 2007 Stock Incentive Plan (number of shares in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	998	$9.01
Granted	61	$12.87
Exercised	(3)	$10.04
Forfeited or cancelled	(19)	$15.64
Outstanding at December 31, 2011	1,037	$9.12	7.45	$—
Fully vested and expected to vest at December 31, 2011 (assuming a 5% forfeiture rate)	1,014	$9.15	7.40	$—
Exercisable at December 31, 2011	445	$10.85	6.76	$—
Aggregate intrinsic value represents the value of the Company's closing stock price on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.
Equity related to stock option grants and stock awards included in general and administrative expenses in the Company's consolidated statements of operations was $2.4 million for 2011, $2.3 million for 2010, and $1.3 million for 2009. The amount in cost of services was $1.2 million for 2011, $1.2 million for 2010, and $1.0 million for 2009. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.4 million for 2011, $1.4 million for 2010, and $0.9 million for 2009.

12.	Commitments and Contingencies
Leases
The Company leases certain of its facilities under non-cancelable operating leases. The leases generally provide for payment of property taxes, insurance and repairs, and have rent escalation clauses, principally based upon the Consumer Price Index or other fixed annual adjustments.
The future minimum rental payments under non-cancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2011 are as follows (in thousands):

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012	$18,702
2013	15,751
2014	14,751
2015	12,057
2016	10,823
Thereafter	30,750
$102,834

Litigation
Humboldt County Injunction
In connection with the September 2010 settlement of certain class action litigation (the "Humboldt County Action") against Skilled and certain of its subsidiaries, including twenty-two California nursing facilities operated by Skilled's subsidiaries, Skilled and its defendant subsidiaries entered into settlement agreements with the applicable plaintiffs and agreed to an injunction. The settlement was approved by the Superior Court of California, Humboldt County on November 30, 2010. Under the terms of the settlement agreements, the defendant entities deposited a total of $50.0 million into escrow accounts to cover settlement payments to class members, notice and claims administration costs, reasonable attorneys' fees and costs and certain other payments. The court subsequently approved payments from the escrow of up to approximately $24.8 million for attorneys' fees and costs and $10,000 to each of the three named plaintiffs.  In addition, approximately $9.3 million of settlement proceeds have been distributed to approximately 3,900 of an estimated 43,000 class members. Pursuant to the injunction, the twenty-two defendants that operate California nursing facilities must provide specified nurse staffing levels, comply with specified state and federal laws governing staffing levels and posting requirements, and provide reports and information to an auditor. The injunction will remain in effect for a period of twenty-four months unless extended for additional three-month periods as to those defendants that may be found in violation. Defendants demonstrating compliance for an eighteen-month period may petition for early termination of the injunction. The Company is required to demonstrate over the term of the injunction that the costs of the injunction meet a minimum threshold level pursuant to the settlement agreement, which level, initially $9.6 million, is reduced by the portion attributable to any defendant in the case that no longer operates a skilled nursing facility during the injunction period. The injunction costs include, among other things, costs attributable to (i) enhanced reporting requirements; (ii) implementing advanced staffing tracking systems; (iii) fees and expenses paid to an auditor and special master; (iv) increased labor and labor related expenses; and (v) lost revenues attributable to admission decisions based on compliance with the terms and conditions of the injunction. To the extent the costs of complying with the injunction are less than the agreed upon threshold amount, the defendants will be required to remit any shortfall to the settlement fund.
BMFEA Matter
On April 15, 2009, two of Skilled's wholly-owned companies, Eureka Healthcare and Rehabilitation Center, LLC, which at the time operated Eureka Healthcare and Rehabilitation Center (the "Facility"), and Skilled Healthcare, LLC, the administrative services provider for the Facility, were served with a search warrant that relates to an investigation of the Facility by the California Attorney General's Bureau of Medi-Cal Fraud & Elder Abuse ("BMFEA"). The search warrant related to, among other things, records, property and information regarding certain enumerated patients of the Facility and covered the period from January 1, 2007 through the date of the search. The Facility represented less than 1% of the Company's revenue and less than 0.3% of its Adjusted EBITDA in 2010. Nevertheless, although the Company is unable to assess the potential exposure, any fines or penalties that may result from the BMFEA's investigation could be significant. Eureka Healthcare and Rehabilitation Center, LLC transferred its operations in April 2011 to an unaffiliated third party operator. The Company is committed to working cooperatively with the BMFEA on this matter.
Insurance
The Company maintains insurance for workers' compensation, general and professional liability, employee benefits liability, property, casualty, directors’ and officers’ liability, inland marine, crime, boiler and machinery, automobile, employment practices liability and earthquake and flood. The Company believes that its insurance programs are adequate and where there has been a direct transfer of risk to the insurance carrier, the Company does not recognize a liability in the consolidated financial statements. The Company reduced its workers' compensation and general and professional liability related to prior policy years by $3.0 million from 2011, $3.5 million for 2010, and $3.3 million for 2009.
Workers' Compensation. The Company has maintained workers' compensation insurance as statutorily required. Most of its commercial workers' compensation insurance purchased is loss sensitive in nature, except as noted below. As a result, the

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company is responsible for adverse loss development. Additionally, the Company self-insures the first unaggregated $1.0 million per workers' compensation claim for all California, New Mexico and Nevada skilled nursing and assisted living businesses. The Company has elected not to carry workers' compensation insurance in Texas and it may be liable for negligence claims that are asserted against it by its Texas-based employees. For the policy periods up to December 31, 2011, the Company has purchased guaranteed cost policies for its Kansas, Missouri, Iowa and Nebraska skilled nursing and assisted living businesses, as well as all of its hospice and home health businesses. There are no deductibles associated with these programs beginning January 1, 2012 the Company self insures the first $0.25 million for these businesses. The Company recognizes a liability in its consolidated financial statements for its estimated self-insured workers' compensation risks. Historically, estimated liabilities have been sufficient to cover actual claims.
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
Effective September 1, 2011, the Company purchased excess liability policies with a $25.0 million per loss and in annual aggregate limits for claims in excess of $1.0 million per loss for all businesses. These policies will remain in force for an initial period of one year.
Effective September 1, 2011, the Company also insures professional liability claims at its California based SNF subsidiaries through its Captive for claims exceeding $0.1 million and up to $1.0 million.
The Company retains an unaggregated self-insured retention of $1.0 million per claim for all of its businesses other than its hospice and home health businesses, which are insured under a separate general and professional liability insurance policy with a $1.0 million per loss limit. The excess liability policy referenced above is also applicable to this policy.
Employee Medical Insurance. Medical preferred provider option programs are offered as a component of the Company's employee benefits. The Company retains a self-insured amount up to a contractual stop loss amount of $0.3 million deductible for most participants on its preferred provider organization plan and all other employee medical plans are guaranteed cost plans for the Company.
A summary of the liabilities related to insurance risks are as follows (in thousands):

	As of December 31, 2011							As of December 31, 2010
	General and Professional Liability		Employee Medical		Workers’ Compensation		Total	General and Professional Liability		Employee Medical		Workers’ Compensation		Total
Current	$4,955	(1)	$2,083	(2)	$4,416	(2)	$11,454	$5,742	(1)	$1,965	(2)	$4,484	(2)	$12,191
Non-current	19,042		—		11,525		30,567	18,420		—		11,910		30,330
	$23,997		$2,083		$15,941		$42,021	$24,162		$1,965		$16,394		$42,521
________________

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.
Hallmark Indemnification
Hallmark, the Company's wholly-owned rehabilitation services company, provides physical, occupational and speech therapy services to various unaffiliated skilled nursing facilities. These unaffiliated skilled nursing facilities are reimbursed for these services from the Medicare Program and other third-party payors. Hallmark has indemnified these unaffiliated skilled nursing facilities from a portion of certain disallowances of these services. Additionally, to the extent a Recovery Audit Contractor ("RAC") is successful in making a claim for recoupment of revenue from any of these skilled nursing facilities, the Company will typically be required to indemnify them for its charges associated with this loss.
Financial Guarantees

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Substantially of all Skilled's wholly-owned subsidiaries guarantee the Company's 2014 Notes and the Company's first lien senior secured credit facility. These guarantees are full and unconditional and joint and several. Other subsidiaries of Skilled that are not guarantors of the foregoing debt obligations are considered minor.
Purchase Commitment
As of December 31, 2011, the Company had no outstanding purchase commitments.

13.	Discontinued Operations
In accordance with FASB ASC Topic 205, "Presentation of Financial Statements," and FASB ASC Topic 360, "Property, Plant and Equipment," the results of operations of disposed assets and the losses related to the abandonment have been classified as discontinued operations for all periods presented in the accompanying consolidated income statements as the operations and cash flows have been eliminated from the Company’s ongoing operations.
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
A summary of the discontinued operations for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net operating revenues	$—	$—	$635
Loss from discontinued operations before income tax	—	—	(637)
Tax benefit	—	—	(247)
Loss from discontinued operations	$—	$—	$(390)

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
The Company sponsors a defined contribution plan covering substantially all employees who meet certain eligibility requirements. In 2011, the Company matched approximately $0.7 million of employee contributions. The Company did not match employee contributions for the defined contribution plan in 2010 and 2009.

16.	Quarterly Financial Information (Unaudited)
The following table summarizes unaudited quarterly financial data for the years ended December 31, 2011 and 2010 (dollars in thousands, except share and per share data):

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended,
	December 31	September 30	June 30	March 31
2011
Revenue	$214,421	$217,155	$215,547	$222,578
Total expense	194,260	455,833	189,465	193,069
Other expenses, net of other income	(9,164)	(9,192)	(8,927)	(9,541)
Income (loss) before provision for income taxes	10,997	(247,870)	17,155	19,968
Provision (benefit) for income taxes	4,067	(15,259)	6,584	8,124
Net income (loss)	6,930	(232,611)	10,571	11,844
Earnings (loss) per share, basic:
Earnings (loss) per share	$0.19	$(6.26)	$0.28	$0.32
Earnings (loss) per share, diluted:
Earnings (loss) per share	$0.19	$(6.26)	$0.28	$0.32
Weighted-average common shares outstanding, basic	37,179	37,164	37,154	37,079
Weighted-average common shares outstanding, diluted	37,285	37,164	37,354	37,326

	Three Months Ended,
	December 31	September 30	June 30	March 31
2010
Revenue	$220,749	$209,199	$200,971	$189,319
Total expense	193,896	239,201	178,943	168,581
Other expenses, net of other income	(8,135)	(9,071)	(14,717)	(6,263)
Income (loss) before provision for income taxes	18,718	(39,073)	7,311	14,475
Provision (benefit) for income taxes	7,878	(13,766)	2,766	5,594
Net income (loss)	10,840	(25,307)	4,545	8,881
Earnings (loss) per share, basic:
Earnings (loss) per share	$0.29	$(0.68)	$0.12	$0.24
Earnings (loss) per share, diluted:
Earnings (loss) per share	$0.29	$(0.68)	$0.12	$0.24
Weighted-average common shares outstanding, basic	37,010	36,997	36,983	36,962
Weighted-average common shares outstanding, diluted	37,150	36,997	37,084	37,037

Earnings per basic and diluted share are computed independently for each of the quarters presented based upon basic and diluted shares outstanding per quarter and therefore may not sum to the totals for the year.

(a)	2. Financial Statement Schedule:

SKILLED HEALTHCARE GROUP, INC.
SCHEDULE II—VALUATION ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Transfers to Notes Receivable	Balance at End of Period
Accounts receivable allowances
Year Ended December 31, 2011	$17,710	$7,467	$(9,939)	$—	$15,238
Year Ended December 31, 2010	$21,318	$9,617	$(13,050)	$(175)	$17,710
Year Ended December 31, 2009	$26,593	$11,039	$(15,721)	$(593)	$21,318
Notes receivable allowances
Year Ended December 31, 2011	$175	$—	$—	$—	$175
Year Ended December 31, 2010	$593	$—	$(593)	$175	$175
Year Ended December 31, 2009	$—	$—	$—	$593	$593
 ________________

(1)	Uncollectible accounts written off, net of recoveries

S-1