Form 10-Q
period 2012-03-31
Skilled Healthcare Group, Inc.
filed 2012-05-02
CIK 1351051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 27, 2012, was:
Class A common stock, $0.001 par value – 21,571,535 shares
Class B common stock, $0.001 par value – 16,936,905 shares

Skilled Healthcare Group, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2012

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Skilled Healthcare Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,881	$16,017
Accounts receivable, less allowance for doubtful accounts of $14,485 and $15,238 at March 31, 2012 and December 31, 2011, respectively	110,013	99,764
Deferred income taxes	11,429	11,404
Prepaid expenses	7,445	6,943
Other current assets	8,732	9,203
Total current assets	147,500	143,331
Property and equipment, less accumulated depreciation of $101,844 and $95,954 at March 31, 2012 and December 31, 2011, respectively	373,412	375,502
Leased facility assets, less accumulated depreciation of $3,535 and $3,398 at March 31, 2012 and December 31, 2011, respectively	10,313	10,792
Other assets:
Notes receivable	4,349	5,092
Deferred financing costs, net	9,013	9,837
Goodwill	84,299	84,299
Intangible assets, less accumulated amortization of $3,937 and $7,060 at March 31, 2012 and December 31, 2011, respectively	22,316	22,413
Deferred income taxes	10,514	11,615
Other assets	34,766	32,119
Total other assets	165,257	165,375
Total assets	$696,482	$695,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$51,556	$52,897
Employee compensation and benefits	35,640	41,067
Current portion of long-term debt	5,273	4,414
Total current liabilities	92,469	98,378
Long-term liabilities:
Insurance liability risks	31,442	30,567
Other long-term liabilities	17,935	17,773
Long-term debt, less current portion	470,273	471,069
Total liabilities	612,119	617,787
Stockholders’ equity:
Class A common stock, 175,000 shares authorized, $0.001 par value per share; 21,572 and 21,064 at March 31, 2012 and December 31, 2011, respectively	22	21
Class B common stock, 30,000 shares authorized, $0.001 par value per share; 16,937 at March 31, 2012 and December 31, 2011	17	17
Additional paid-in-capital	372,463	371,753
Accumulated deficit	(287,751)	(294,088)
Accumulated other comprehensive loss	(388)	(490)
Total stockholders’ equity	84,363	77,213
Total liabilities and stockholders’ equity	$696,482	$695,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Net patient service revenue	$218,659	$222,578
Leased facility revenue	754	—
	219,413	222,578
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	183,131	175,461
Rent cost of revenue	4,556	4,570
General and administrative	6,100	6,893
Depreciation and amortization	6,275	6,145
	200,062	193,069
Other income (expenses):
Interest expense	(9,565)	(9,946)
Interest income	145	175
Other expense	(29)	(324)
Equity in earnings of joint venture	471	554
Total other income (expenses), net	(8,978)	(9,541)
Income before provision for income taxes	10,373	19,968
Provision for income taxes	4,036	8,124
Net income	$6,337	$11,844
Income per share, basic
Income per share	$0.17	$0.32
Income per share, diluted
Income per share	$0.17	$0.32
Weighted-average common shares outstanding, basic	37,285	37,079
Weighted-average common shares outstanding, diluted	37,407	37,326
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$6,337	$11,844
Other comprehensive income (loss):
Unrealized (loss) gain on interest rate swap	(33)	18
Investment available for sale	62	—
Reclassification adjustments:
Interest expense on interest rate swap	138	—
Other comprehensive income, before taxes	167	18
Income tax expense related to items of other comprehensive income	65	7
Other comprehensive income, net of tax	102	11
Comprehensive income	$6,439	$11,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net Income	6,337	11,844
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,275	6,145
Provision for doubtful accounts	1,775	2,457
Non-cash stock-based compensation	1,163	998
Excess tax benefits from stock-based payment arrangements	242	(295)
Disposal of property and equipment	—	290
Amortization of deferred financing costs	825	826
Deferred income taxes	793	10,077
Amortization of discount on debt	144	140
Changes in operating assets and liabilities:
Accounts receivable	(12,140)	(13,114)
Payments on notes receivable	743	959
Other current and non-current assets	(1,456)	(1,007)
Accounts payable and accrued liabilities	(1,303)	(2,797)
Employee compensation and benefits	(5,609)	(5,348)
Insurance liability risks	1,057	538
Other long-term liabilities	132	847
Net cash (used in) provided by operating activities	(1,022)	12,560
Cash Flows from Investing Activities
Additions to property and equipment	(3,475)	(2,567)
Acquisition of home health licenses	—	(350)
Proceeds from sale of property and equipment	—	400
Net cash used in investing activities	(3,475)	(2,517)
Cash Flows from Financing Activities
Borrowings under line of credit	13,500	55,500
Repayments under line of credit	(13,500)	(67,500)
Repayments of long-term debt	(1,187)	(931)
Exercise of stock options	—	26
Excess tax benefits from stock-based payment arrangements	(242)	295
Taxes paid related to net share settlement of equity awards	(210)	(685)
Net cash used in financing activities	(1,639)	(13,295)
Decrease in cash and cash equivalents	(6,136)	(3,252)
Cash and cash equivalents at beginning of period	16,017	4,192
Cash and cash equivalents at end of period	$9,881	$940
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
	2012	2011
Supplemental cash flow information
Cash paid for:
Interest expense, net of capitalized interest	$12,203	$12,578
Income tax refunds, net	$(32)	$(122)
Non-cash activities:
Conversion of accounts receivable into notes receivable	$—	$1,529
Insurance premium financed	$1,107	$945
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Description of Business

Current Business
Skilled Healthcare Group, Inc. ("Skilled") is a holding company that owns subsidiaries that operate long-term care facilities and provide a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated wholly-owned companies are collectively referred to as the "Company." As of March 31, 2012, the Company operated facilities in California, Iowa, Kansas, Missouri, Nevada, Nebraska, New Mexico and Texas, including 74 skilled nursing facilities ("SNFs"), which offer sub-acute care and rehabilitative and specialty healthcare skilled nursing care, and 22 assisted living facilities ("ALFs"), which provide room and board and assistance with activities of daily living. Effective April 1, 2011, the Company leased five skilled nursing facilities in California to an unaffiliated third party operator. For a detailed discussion of the lease arrangements, see Note 5 - "Property and Equipment." In addition, through its Hallmark Rehabilitation subsidiary ("Hallmark"), the Company provides a variety of ancillary services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, as of March 31, 2012, the Company provided hospice care and home health services in Arizona, California, Idaho, Montana, Nevada and New Mexico. The Company has an administrative services company that provides a full complement of administrative and consultative services that allows affiliated operators and third-party facility operators with whom the Company contracts to better focus on delivery of healthcare services. The Company currently has one such service agreement with an unrelated skilled nursing facility operator. The Company is also a member in a joint venture located in Texas that provides institutional pharmacy services, which currently serves eight of the Company’s SNFs and other facilities unaffiliated with the Company.
Recent Developments
In April 2012, the Company amended its credit facility to provide for a $100.0 million increase in the size of its term loan, as described in Note 9 - "Debt."

2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 (collectively, the "Interim Financial Statements"), are unaudited. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2011, which are included in the Company's 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). Management believes that the Interim Financial Statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company's financial position and results of operations and cash flows in all material respects as of the dates and for the periods presented. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
The accompanying Interim Financial Statements include the accounts of Skilled and its consolidated wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Estimates and Assumptions
The preparation of the Interim Financial Statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to consolidate subsidiary financial information and make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates in the Interim Financial Statements relate to revenue, allowance for doubtful accounts, the self-insured portion of general and professional liability and workers' compensation claims and income taxes. Actual results could differ materially from those estimates.
Information regarding the Company's significant accounting policies is contained in Note 2 - "Summary of Significant Accounting Policies" in the Company's 2011 Annual Report on Form 10-K filed with the SEC.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation, including $0.7 million of taxes paid related to net share settlement of equity awards in the Condensed Consolidated Statements of Cash Flows for the three

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

months ended March 31, 2011 that were reclassified from operating activities to financing activities.
Notes Receivable
As of March 31, 2012 and December 31, 2011, notes receivable, net were approximately $7.4 million and $8.1 million, respectively, of which $3.0 million was reflected as current assets as of March 31, 2012 and December 31, 2011, with the remaining balances reflected as long-term assets. Interest rates on these notes approximate market rates as of the date the notes were originated.
As of March 31, 2012, two of the Company's rehabilitation therapy services business customers were responsible for $7.2 million, or 98.2% of the total notes receivable balance. These notes receivable, as well as the trade receivables from these customers and one additional customer, are guaranteed both by the assets of the customers as well as personally by the principal owners of the customers. As of March 31, 2012, these three customers represented 63.6% of the accounts receivable for the Company's rehabilitation therapy services business and approximately 54.3% of the external revenue of the rehabilitation therapy services business for the three months ended March 31, 2012. The remaining notes receivable of $0.2 million, or 1.8% of the aggregate notes receivable balance, are primarily past due accounts converted from accounts receivable to notes receivable.
The notes receivable allowance for uncollectibility as of March 31, 2012 and December 31, 2011 were $0.1 million and $0.2 million, respectively.
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. ASU 2011-04 sets forth common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value." The adoption of ASU 2011-04 became effective for the Company's interim and annual periods beginning January 1, 2012. and did not have a material impact on the Company's consolidated financial statements as the changes relate only to additional disclosures.
In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presenting in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 became effective for the Company's interim and annual periods beginning January 1, 2012. The Company applied the two-statement approach, presenting components of net income in the statement of income and the components and total of other comprehensive income along with a total for comprehensive income in the statement of comprehensive income.
In July 2011, the Emerging Issues Task Force (EITF) of the FASB reached a consensus that would require health care entities to separately present bad debt expense related to patient service revenue as a reduction of patient service revenue (net of contractual allowances and discounts) on the income statement for entities that do not assess a patient's ability to pay prior to rendering services.  Further, it was determined, net presentation of bad debt expense in revenue would only apply to bad debts that are not related to patient service revenue, to entities that do not provide services prior to assessing a patient's ability to pay, or to entities that recognize revenue only after deciding that collection is reasonably assured.  In addition, the final consensus requires health care entities to disclose information about the activity in the allowance for doubtful accounts, such as recoveries and write-offs, by using a mixture of qualitative and quantitative data.  It also requires disclosure of our policies for (i) assessing the timing and amount of uncollectible revenue recognized as bad debt expense; and (ii) assessing collectability in the timing and amount of revenue (net of contractual allowances and discounts).  The adoption of this guidance became effective for the Company's interim and annual periods beginning January 1, 2012. As the Company assesses the collectability of revenues at the time of admission, there was no impact to the Company's consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, ("ASU 2011-08"), which amends the guidance in Accounting Standard Codification ("ASC') 350-20, "Intangibles - Goodwill and Other." Under ASU 2011-08, entities have the option, under certain circumstances, of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The adoption of ASU 2011-08 became effective for the Company's interim and annual periods beginning January 1, 2012. There was no impact to the Company's consolidated financial statements.
In November 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, ("ASU 2011-11"). This ASU require an entity to disclose information about offsetting and related arrangements

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

to enable users of its financial statements to understand the effect of those arrangements on its financial position. The adoption of ASU 2011-11 becomes effective for the Company's interim and annual periods beginning on or after January 1, 2013. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

3. Income Per Share of Class A Common Stock and Class B Common Stock
The Company computes income per share of Class A common stock and Class B common stock in accordance with FASB ASC Topic 260, Earnings per Share, using the two-class method. The Company's Class A common stock and Class B common stock are identical in all respects, except with respect to voting rights and except that each share of Class B common stock is convertible into one share of Class A common stock under certain circumstances. Net income is allocated on a proportionate basis to each class of common stock in the determination of income per share.
Basic income per share was computed by dividing net income by the weighted-average number of outstanding shares for the period. Dilutive earnings per share is computed by dividing net income plus the effect of assumed conversions (if applicable) by the weighted-average number of outstanding shares after giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and convertible preferred stock, if any. The following table sets forth the computation of basic and diluted loss per share of Class A common stock and Class B common stock for the three months ended March 31, 2012 and 2011 (amounts in thousands, except per share data):

	Three months ended March 31, 2012			Three months ended March 31, 2011
	Class A	Class B	Total	Class A	Class B	Total
Income per share, basic
Numerator:
Allocation of net income	$3,458	$2,879	$6,337	$6,416	$5,428	$11,844
Income per share, diluted
Numerator:
Allocation of net income	$3,468	$2,869	$6,337	$6,452	$5,392	$11,844
Denominator for basic and diluted income per share:
Weighted average common shares outstanding, basic	20,348	16,937	37,285	20,086	16,993	37,079
Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	122	—	122	247	—	247
Adjusted weighted-average common shares outstanding, diluted	20,470	16,937	37,407	20,333	16,993	37,326
Income per share, basic:
Income per share	$0.17	$0.17	$0.17	$0.32	$0.32	$0.32
Income per share, diluted:
Income per share	$0.17	$0.17	$0.17	$0.32	$0.32	$0.32
The following were excluded from the weighted-average diluted shares computation for the three months ended March 31, 2012 and 2011, as their inclusion would have been anti-dilutive (shares in thousands):

	Three Months Ended March 31,
	2012	2011
Options to purchase common shares	464	38
Non-vested common shares	850	261
Total excluded	1,314	299

4. Business Segments
The Company has three reportable operating segments: (i) long-term care services ("LTC"), which includes the operation of SNFs and ALFs and is the most significant portion of the Company's business' administrative services for an unrelated SNF operator, and the facility lease revenue from a third-party operator; (ii) therapy services, which includes the Company's rehabilitation therapy services business; and (iii) hospice and home health services, which includes the Company's hospice and home health businesses. The "other" category in the table below includes general and administrative items. The Company's

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

reporting segments are business units that offer different services, and that are managed differently due to the nature of the services provided.
At March 31, 2012, LTC services included 74 wholly-owned SNF operating companies that offer post-acute, rehabilitative and specialty skilled nursing care, as well as 22 wholly-owned ALF operating companies that provide room and board and social services. Therapy services included rehabilitative services such as physical, occupational and speech therapy provided in the Company's facilities and in unaffiliated facilities. Hospice and home health services were provided by the Company's wholly owned subsidiary to patients.
The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. Accordingly, earnings from continuing operations before net interest, tax, depreciation and amortization, non-core expenses ("Adjusted EBITDA") and rent cost of revenue ("Adjusted EBITDAR") is used as the primary measure of each segment’s operating results because it does not include such costs as interest expense, income taxes, depreciation, amortization and rent cost of revenue which may vary from segment to segment depending upon various factors, including the method used to finance the original purchase of a segment or the tax law of the states in which a segment operates. By excluding these items, the Company is better able to evaluate operating performance of the segment by focusing on more controllable measures. General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss, and are included in the "other" category in the selected segment financial data that follows. The accounting policies of the reporting segments are the same as those described in Note 2, "Summary of Significant Accounting Policies." Intersegment sales and transfers are recorded at cost plus standard mark-up; intersegment transactions have been eliminated in consolidation.
The following table sets forth selected financial data consolidated by business segment (dollars in thousands):

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Three months ended March 31, 2012
Net patient service revenue from external customers	$166,338	$26,115	$26,206	$—	$—	$218,659
Leased facility revenue	754	—	—	—	—	754
Intersegment revenue	754	15,982	—	—	(16,736)	—
Total revenue	$167,846	$42,097	$26,206	$—	$(16,736)	$219,413
Operating income (loss)	$18,138	$2,948	$4,531	$(6,266)	$—	$19,351
Interest expense, net of interest income						(9,420)
Other expense						(29)
Equity in earnings of joint venture						471
Income before provision for income taxes						$10,373
Depreciation and amortization	$5,671	$168	$277	$159	$—	$6,275
Segment capital expenditures	$2,405	$277	$203	$590	$—	$3,475
Adjusted EBITDA	$23,780	$3,116	$4,868	$(5,696)	$—	$26,068
Adjusted EBITDAR	$28,014	$3,116	$5,182	$(5,688)	$—	$30,624
Three months ended March 31, 2011
Net patient service revenue from external customers	$182,323	$22,190	$18,065	$—	$—	$222,578
Leased facility revenue	—	—	—	—	—	—
Intersegment revenue	390	17,121	—	—	(17,511)	—
Total revenue	$182,713	$39,311	$18,065	$—	$(17,511)	$222,578
Operating income (loss)	$27,276	$5,959	$3,333	$(7,059)	$—	$29,509
Interest expense, net of interest income						(9,771)
Other expense						(324)
Equity in earnings of joint venture						554
Income before provision for income taxes						$19,968
Depreciation and amortization	$5,692	$98	$204	$151	$—	$6,145
Segment capital expenditures	$2,247	$51	$155	$114	$—	$2,567
Adjusted EBITDA	$33,318	$6,057	$3,583	$(6,157)	$—	$36,801
Adjusted EBITDAR	$37,635	$6,060	$3,819	$(6,143)	$—	$41,371

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of Adjusted EBITDA and Adjusted EBITDAR to net income is as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Adjusted EBITDAR	$30,624	$41,371
Rent cost of revenue	(4,556)	(4,570)
Adjusted EBITDA	26,068	36,801
Depreciation and amortization	(6,275)	(6,145)
Interest expense	(9,565)	(9,946)
Interest income	145	175
Disposal of property and equipment	—	(290)
Expenses related to the exploration of strategic alternatives	—	(242)
Exit costs related to Northern California divestiture	—	(385)
Provision for income taxes	(4,036)	(8,124)
Net income	$6,337	$11,844
The following table presents the segment assets as of March 31, 2012 compared to December 31, 2011 (dollars in thousands):

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Total
March 31, 2012:
Segment total assets	$463,984	$56,697	101,613	$74,188	$696,482
Goodwill and intangibles included in total assets	$1,910	$23,693	81,012	$—	$106,615
December 31, 2011:
Segment total assets	$461,225	$53,927	97,913	$81,935	$695,000
Goodwill and intangibles included in total assets	$1,994	$23,693	81,025	$—	$106,712

5. Property and Equipment
Property and equipment consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Land and land improvements	$64,984	$64,984
Buildings and leasehold improvements	326,274	323,887
Furniture and equipment	78,288	75,497
Construction in progress	5,710	7,088
	475,256	471,456
Less accumulated depreciation	(101,844)	(95,954)
	$373,412	$375,502

Leased facility assets consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Leased facility assets	13,848	14,190
Less accumulated depreciation	(3,535)	(3,398)
	10,313	10,792

The Company began leasing five skilled nursing facilities in California to an unaffiliated third party operator in April 2011 and signed a 10-year lease with two 10-year extension options exercisable by the lessee.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Commitments and Contingencies
Litigation
Humboldt County Injunction
In connection with the September 2010 settlement of certain class action litigation (the "Humboldt County Action") against Skilled and certain of its subsidiaries, including twenty-two California nursing facilities operated by Skilled's subsidiaries, Skilled and its defendant subsidiaries entered into settlement agreements with the applicable plaintiffs and agreed to an injunction. The settlement was approved by the Superior Court of California, Humboldt County on November 30, 2010. Under the terms of the settlement agreements, the defendant entities deposited a total of $50.0 million into escrow accounts to cover settlement payments to class members, notice and claims administration costs, reasonable attorneys' fees and costs and certain other payments. The court subsequently approved payments from the escrow of up to approximately $24.8 million for attorneys' fees and costs and $10,000 to each of the three named plaintiffs.  In addition, approximately $9.3 million of settlement proceeds have been distributed to approximately 3,900 of an estimated 43,000 class members. Pursuant to the injunction, the twenty-two defendants that operate California nursing facilities must provide specified nurse staffing levels, comply with specified state and federal laws governing staffing levels and posting requirements, and provide reports and information to a court-appointed auditor. The injunction will remain in effect for a period of twenty-four months unless extended for additional three-month periods as to those defendants that may be found in violation. Defendants demonstrating compliance for an eighteen-month period may petition for early termination of the injunction. The defendants are required to demonstrate over the term of the injunction that the costs of the injunction meet a minimum threshold level pursuant to the settlement agreement, which level, initially $9.6 million, is reduced by the portion attributable to any defendant in the case that no longer operates a skilled nursing facility during the injunction period. The injunction costs include, among other things, costs attributable to (i) enhanced reporting requirements; (ii) implementing advanced staffing tracking systems; (iii) fees and expenses paid to an auditor and special master; (iv) increased labor and labor related expenses; and (v) lost revenues attributable to admission decisions based on compliance with the terms and conditions of the injunction. To the extent the costs of complying with the injunction are less than the agreed upon threshold amount, the defendants will be required to remit any shortfall to the settlement fund. In April 2011, five of the subsidiary defendants transferred their operations to an unaffiliated third party skilled nursing facility operator. The remaining defendants continue to monitor their compliance with the terms of the injunction and to provide the applicable reports and information to the court-appointed auditor.
BMFEA Matter
On April 15, 2009, two of Skilled's wholly-owned companies, Eureka Healthcare and Rehabilitation Center, LLC, which at the time operated Eureka Healthcare and Rehabilitation Center (the "Facility"), and Skilled Healthcare, LLC, the administrative services provider for the Facility, were served with a search warrant that relates to an investigation of the Facility by the California Attorney General's Bureau of Medi-Cal Fraud & Elder Abuse ("BMFEA"). The search warrant related to, among other things, records, property and information regarding certain enumerated patients of the Facility and covered the period from January 1, 2007 through the date of the search. The Facility represented less than 1% of the Company's revenue and less than 0.3% of its Adjusted EBITDA in 2010. Nevertheless, although the Company is unable to assess the potential exposure, any fines or penalties that may result from the BMFEA's investigation could be significant. Eureka Healthcare and Rehabilitation Center, LLC transferred its operations in April 2011 to an unaffiliated third party skilled nursing facility operator. The Company is committed to working cooperatively with the BMFEA on this matter.
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
Workers' Compensation. The Company has maintained workers' compensation insurance as statutorily required. Most of its commercial workers' compensation insurance purchased is loss sensitive in nature, except as noted below. As a result, the Company is responsible for adverse loss development. Additionally, the Company self-insures the first unaggregated $1.0 million per workers' compensation claim for all California, New Mexico and Nevada skilled nursing and assisted living businesses. The Company has elected not to carry workers' compensation insurance in Texas and it may be liable for negligence claims that are asserted against it by its Texas-based employees. For the policy periods up to December 31, 2011, the Company has purchased guaranteed cost policies for its Kansas, Missouri, Iowa and Nebraska skilled nursing and assisted living businesses, as well as all of its hospice and home health businesses. There are no deductibles associated with these programs. Beginning January 1, 2012, the Company self insures the first $0.25 million for these businesses. The Company

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

recognizes a liability in its consolidated financial statements for its estimated self-insured workers' compensation risks. Historically, estimated liabilities have been sufficient to cover actual claims.
General and Professional Liability. The Company's services subject it to certain liability risks. Malpractice and similar claims may be asserted against the Company if its services are alleged to have resulted in patient injury or other adverse effects. The Company is subject to malpractice and similar claims and other litigation in the ordinary course of business.
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
Effective September 1, 2011, the Company purchased excess liability policies with $25.0 million per loss and annual aggregate limits for claims in excess of $1.0 million per loss for all businesses. These policies will remain in force for an initial period of one year. Effective September 1, 2011, the Company also self-insures professional liability claims at its California based SNF subsidiaries through its wholly-owned offshore captive insurance company, Fountain View Reinsurance, Ltd. (the "Captive"), for claims up to $1.0 million.
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
A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

	As of March 31, 2012							As of December 31, 2011
	General and Professional		Employee Medical		Workers’ Compensation		Total	General and Professional		Employee Medical		Workers’ Compensation		Total
Current	$4,955	(1)	$2,265	(2)	$4,416	(2)	$11,636	$4,955	(1)	$2,083	(2)	$4,416	(2)	$11,454
Non-current	19,668		—		11,774		31,442	19,042		—		11,525		30,567
	$24,623		$2,265		$16,190		$43,078	$23,997		$2,083		$15,941		$42,021

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.
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
Financial Guarantees
Substantially of all Skilled's wholly-owned subsidiaries guarantee the Company's 11.0% senior subordinated notes due 2014 (the "2014 Notes") and the Company's first lien senior secured credit facility. These guarantees are full and unconditional and joint and several. Other subsidiaries of Skilled that are not guarantors of the foregoing debt obligations are considered minor. On April 12, 2012, the Company delivered an irrevocable notice that it will redeem the entire $130.0 million of the 2014 Notes, effective May 12, 2012.

7. Stockholders' Equity

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss refers to revenue, expenses, gains, and losses that are recorded as an element of stockholders' equity but are excluded from net income. The Company's other comprehensive income consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges and gains and losses from investments available for sale. Details of other comprehensive income are included in the Company's Statement of Comprehensive Income.

2007 Incentive Award Plan
The fair value of the stock option grants for the three months ended March 31, 2012 and 2011 under FASB ASC Topic 718, Compensation – Stock Compensation, was estimated on the dates of the grants using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	1.75%	2.80%
Expected Life	6.25 years	6.25 years
Dividend yield	—%	—%
Volatility	70.81%	50.00%
Weighted-average fair value	$5.44	$6.61
There were 106,748 and 60,491 new stock options granted in the three months ended March 31, 2012 and 2011, respectively.
There were no options exercised during the three months ended March 31, 2012 and 2,770 options were exercised during the three months ended March 31, 2011. As of March 31, 2012, there was $1.6 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 2.3 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company's expectations.
The following table summarizes stock option activity during the three months ended March 31, 2012 under the Skilled Healthcare Group, Inc. Amended and Restated 2007 Incentive Award Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	1,033,299	$9.12
Granted	106,748	$6.74
Exercised	—	n/a
Forfeited or cancelled	(4,000)	$15.50
Outstanding at March 31, 2012	1,136,047	$8.85	7.48	$947
Fully vested and expected to vest at March 31, 2012	1,110,134	$8.86	7.45	$921
Exercisable at March 31, 2012	644,596	$10.02	6.84	$406
Aggregate intrinsic value represents the value of Skilled's closing stock price on the New York Stock Exchange on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.

Compensation related to stock option grants and stock awards included in general and administrative expenses was $0.8 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively. The amount of compensation included in cost of services was $0.4 million for both of the three months ended March 31, 2012 and 2011.

8. Fair Value Measurements
Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table summarizes the valuation of the Company’s interest rate hedge transaction and contingent consideration as of March 31, 2012 by the FASB ASC Topic 820, "Fair Value Measurement and Disclosures," fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate hedges	$—	$(696)	$—	$(696)
Available for sale securities		$1,062		$1,062
Contingent consideration – acquisitions	$—	$—	$(7,341)	$(7,341)
In June 2010, the Company entered into an interest rate cap agreement (which expired December 31, 2011) and an interest rate swap agreement in order to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap agreement is for a notional amount of $70.0 million with a LIBOR rate not to exceed 2.3% from January 2012 to June 2013. The Company continues to assess its exposure to interest rate risk on an ongoing basis.
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
The Company's wholly owned offshore captive insurance company is required by regulatory agencies to set aside assets to comply with the laws of the jurisdiction in which it operates. These assets consist of restricted cash and available for sale securities, which are included in other assets in the Company's consolidated March 31, 2012 balance sheet. The Company's available for sale securities are U.S. government securities with an amortized cost basis and aggregate fair value of $1.0 million and $1.1 million, respectively, as of March 31, 2012. Net unrealized gains included in other comprehensive income on the Company's available for sale securities totaled $0.1 million for the three months ended March 31, 2012.
On May 1, 2010, the Company acquired substantially all of the assets of five Medicare-certified hospice companies and four Medicare-certified home health companies located in Arizona, Idaho, Montana and Nevada (which is sometimes referred to herein as the "Hospice/Home Health Acquisition"). As part of the purchase agreement, the purchase consideration included cash, promissory notes, contingent consideration, and deferred cash payments. The contingent consideration arrangement requires the Company to pay contingent payments should the acquired operations achieve certain financial targets based on EBITDA, as defined in the acquisition agreement, which was filed as an exhibit to the Company’s Report on Form 10-Q filed with the SEC on May 4, 2010. The contingent consideration is up to $7.0 million over a period of 5 years. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The contingent consideration was recorded at the date of acquisition in the amount of $4.9 million. As of March 31, 2012, the contingent consideration had a fair value of $4.8 million. This is included in the Company’s accounts payable and accrued liabilities on the balance sheet. The change in fair value related to the contingent consideration is included in the Company's depreciation and amortization on the statements of operations. There has been no change in the valuation technique of the contingent consideration from December 31, 2011 to March 31, 2012.
On July 1, 2011, a wholly-owned subsidiary of the Company acquired Altura Homecare & Rehab ("Altura"). The acquisition includes a contingent earn-out consideration which can be earned based on the achievement of an EBITDA threshold. The contingent consideration is up to $1.5 million over a period of 3 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of the earn-out at the acquisition date and at March 31, 2012 was $1.3 million.
On October 24, 2011, wholly-owned subsidiaries of the Company acquired substantially all of the assets of Cornerstone Hospice, Inc. ("Cornerstone"). The acquisition includes a contingent earn-out consideration which can be earned based on the achievement of an EBITDA threshold. The contingent consideration is up to $1.5 million over a period of 5 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of the earn-out at the acquisition date and at March 31, 2012 was $1.2 million.
As discussed above, EBITDA is the basis for calculating the contingent consideration. The unobservable inputs to the

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

determination of the fair value of the contingent consideration include assumptions as to the ability of the acquired companies to meet their EBITDA targets and discount rates used in the calculation. Should the actual EBITDA generated by the acquired companies increase or decrease as compared to our assumptions, the fair value of the contingent consideration obligations would increase or decrease, up to the contracted limit. As the timing of contingent payments go further into the future, discount rate assumptions increase due to the increased uncertainty of the EBITDA that may be generated in those periods.
The Company's assumptions range from the acquired companies achieving none, a portion, or all of the consideration, and discount rates range from 4% - 7%.
Below is a table listing the Level 3 rollforward as of March 31, 2012 (in thousands):

Level 3 Rollforward
Value at January 1, 2012	$7,210
Change in fair value	131
Value at March 31, 2012	$7,341

9. Debt
The Company’s long-term debt is summarized as follows (dollars in thousands):

	As of March 31, 2012	As of December 31, 2011
Term Loan, due 2016, interest rate based on LIBOR (subject to a 1.50% floor) plus 3.75% or 5.25% at March 31, 2012 and December 31, 2011; collateralized by substantially all assets of the Company.	317,100	337,100
Term Loan due 2016, interest rate based on the Prime rate, or 3.25% plus 2.75%, or 6.00% at March 31, 2012 and December 31, 2011; collateralized by substantially all assets of the Company.	25,700	6,600
Senior Subordinated Notes due 2014, interest rate 11.00% at March 31, 2012 and December 31, 2011; interest payable semiannually.	130,000	130,000
Term Loan and Senior Subordinated Notes original issue discount	(1,977)	(2,117)
Notes payable due December 2018, interest rate fixed at 6.50%, payable in monthly installments, collateralized by a first priority deed of trust.	1,232	1,269
Hospice/Home Health Acquisition note, interest rate fixed at 6.00%, payable in annual installments.	1,476	1,474
Cornerstone Acquisition note, interest rate fixed at 5.50%, payable in annual installments.	995	993
Insurance premiums financed	1,020	164
Total long-term debt	475,546	475,483
Less amounts due within one year	(5,273)	(4,414)
Long-term debt, net of current portion	$470,273	$471,069

Term Loan and Revolving Loan
On April 9, 2010, the Company entered into an up to $360.0 million senior secured term loan and a $100.0 million revolving credit facility ("Restated Credit Agreement") that amended and restated the senior secured term loan and revolving credit facility that were set to mature in June 2012. The credit arrangements provided under the Amended and Restated Credit Agreement are collectively referred to herein as the Company's senior secured credit facility.
The senior secured term loan requires principal payments of 0.25%, or $0.9 million, of the original principal amount issued on the last business day of each of March, June, September and December, commencing on June 30, 2010, with the balance due April 9, 2016. Amounts borrowed under the senior secured term loan may be prepaid at any time without penalty, except for LIBOR breakage costs. Commitments under the revolving credit facility terminate on April 9, 2015. The senior secured term loan matures on April 9, 2016. Amounts borrowed pursuant to the senior secured credit facility are secured by substantially all of the Company's assets.
As of March 31, 2012, $341.0 million was outstanding, net of original issue discount ("OID"), under the existing term loan. No amounts were outstanding on the revolving credit facility.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Under the senior secured credit facility, the Company must maintain compliance with specified financial covenants measured on a quarterly basis. The senior secured credit facility also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the senior secured credit facility, subject to certain exceptions and minimum thresholds, the Company is required to apply all of the proceeds from any issuance of debt, as much as half of the proceeds from any issuance of equity, 50% of the Company's annual Consolidated Excess Cash Flow, as defined in the Amended and Restated Credit Agreement, and amounts received in connection with any sale of the Company's assets to repay the outstanding amounts under the Restated Credit Agreement.
Loans outstanding under the Restated Credit Agreement bear interest, at the Company's election, either at the prime rate plus an initial margin of 2.75% or the London Interbank Offered Rate ("LIBOR") plus an initial margin of 3.75%. Under the terms of the Restated Credit Agreement there is a LIBOR floor of 1.50%. The Company has a 0.5% commitment fee on the unused portion of the revolving credit facility. The Company has the right to increase its borrowings under the revolving credit facility up to an aggregate amount of $150 million provided that the Company is in compliance with the Restated Credit Agreement, that the additional debt would not cause any covenant violation of the Restated Credit Agreement, and that existing or new lenders within the Restated Credit Agreement or new lenders agree to increase their commitments. To reduce the risk related to interest rate fluctuations, the Restated Credit Agreement required the Company to enter into an interest rate swap, cap or similar agreement to effectively fix or cap the interest rate on 40% of its funded long-term debt within three months of April 2010 commencement of the senior secured credit facility. The Company entered into two interest rate hedge transactions, as described in Note 8 - "Fair Value Measurements," in order to comply with this requirement.
In April 2012, the Company amended its senior secured credit facility agreement to increase the size of the senior secured term loan by $100.0 million.  The incremental senior secured term loan bears interest at LIBOR (subject to a floor of 1.50%) plus a margin of 5.25%. As part of the refinancing, the interest rate on the existing senior secured term loan was amended to match the interest rate of the incremental term loan. The interest rate on the existing revolving credit facility was also amended to LIBOR plus a margin of 4.50%. There is no longer a LIBOR floor on the revolving credit facility. Under the April 2012 amendment, the quarterly term loan principal payments increase to 0.63%, or $2.6 million, beginning June 30, 2012. Additionally, the portion of the annual Consolidated Excess Cash Flow to be applied to term debt reductions increased to 75%. Substantially all of the Company's assets are pledged as collateral under the senior secured credit facility.
Senior Subordinated Notes
The 2014 Notes were issued in December 2005 in the aggregate principal amount of $200.0 million, with an interest rate of 11.0% and a discount of $1.3 million. Interest is payable semiannually in January and July of each year. The 2014 Notes mature on January 15, 2014. The 2014 Notes are unsecured senior subordinated obligations and rank junior to all of the Company's existing and future senior indebtedness, including indebtedness under the senior secured credit facility. The 2014 Notes are guaranteed on a senior subordinated basis by certain of the Company's current and future subsidiaries.
Effective January 15, 2012, the Company became entitled to redeem all or a portion of the 2014 Notes upon not less than 30 nor more than 60 days notice, at a redemption price (expressed in percentages of principal amount on the redemption date) of 100.0%. On April 12, 2012, the Company delivered an irrevocable notice to the trustee of the Senior Subordinated Notes that we redeem the entire $130.0 million of the 2014 Notes, effective May 12, 2012. The proceeds from the incremental senior secured term loan (as well as a draw on the revolving portion of the senior secured credit facility) have been deposited with the trustee for the 2014 Notes to fully fund the redemption of the outstanding 2014 Notes in May 2012 at par plus accrued interest.
Other Debt
The Company issued $10.0 million of promissory notes as part of the purchase consideration for the Hospice/Home Health Acquisition. The notes bear interest at 6.0% with $2.0 million of principal due annually beginning November 1, 2010. During 2011, the notes were substantially paid down leaving a remaining balance of $1.5 million. The promissory notes are payable to the selling entities, of which the President and Chief Operating Officer, and the Senior Vice President, of Signature Hospice & Home Health, LLC are significant shareholders. Signature Hospice & Home Health, LLC is a consolidated subsidiary of Skilled holding 100% interests in the operating companies for the Hospice/Home Health Acquisition.

10. Subsequent events
For a detailed discussion of the Company's subsequent event related to the refinancing of debt, see Note 9 - "Debt."

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition as of the dates and for the periods presented. Historical results may not indicate future performance. Our forward-looking statements, which reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 and our subsequent reports on Form 10-Q and Form 8-K filed with the Securities and Exchange Commission (the “SEC”). As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our,” and “us” refer to Skilled Healthcare Group, Inc. and its wholly-owned subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this report.
Business Overview
We are a holding company with subsidiaries that operate skilled nursing facilities, assisted living facilities, hospices, home health providers and a rehabilitation therapy business. We have an administrative service company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services. We have one such service agreement with an unrelated facility operator. These subsidiaries focus on providing high-quality care to our patients. Our subsidiaries that operate skilled nursing facilities have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of March 31, 2012, we owned or leased 74 skilled nursing facilities and 22 assisted living facilities, together comprising 10,397 licensed beds. We also lease five skilled nursing facilities in California to an unaffiliated third party operator. Our skilled nursing and assisted living facilities, approximately 77.2% of which we own, are located in California, Texas, Iowa, Kansas, Missouri, Nebraska, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. For the three months ended March 31, 2012, we generated approximately 72.5% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, hospice care and home health services, and or lease of five skilled nursing facilities to an unaffiliated third party operators.

Industry Trends
Medicare and Medicaid Reimbursement
Rising healthcare costs due to a variety of factors, including an aging population and increasing life expectancies, has generated growing demand for post-acute healthcare services, such as skilled nursing, assisted living, home health care, hospice care and rehabilitation therapy, in recent years. In an effort to mitigate the cost of providing healthcare benefits, third party payors including Medicare, Medicaid, managed care providers, insurance companies and others have increasingly encouraged the treatment of patients in lower-cost care settings. As a result, in recent years skilled nursing facilities, which typically have significantly lower cost structures than acute care hospitals and certain other post-acute care settings, have generally been serving larger populations of higher-acuity patients than in the past. Despite this growth in demand, uncertainty over Medicare and Medicaid reimbursement rates persists. Medicare and Medicaid reimbursement rates are subject to change from time to time and, because revenue derived directly or indirectly from Medicare and Medicaid reimbursement has historically comprised a substantial portion of our consolidated revenue, a reduction in rates could materially and adversely impact our revenue.
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

Should future changes in PPS include further reduced rates or increased standards for reaching certain reimbursement levels (including as a result of automatic cuts tied to federal deficit cut efforts or otherwise), our Medicare revenues derived from our skilled nursing facilities (including rehabilitation therapy services provided at our skilled nursing facilities) could be reduced, with a corresponding adverse impact on our financial condition and results of operation. Our rehabilitation therapy, hospice and home health care businesses are also to a large degree directly or indirectly dependent on (and therefore affected by changes in) Medicare and Medicaid reimbursement rates. For example, our rehabilitation therapy business may have difficulty increasing or maintaining the rates it has negotiated with third party nursing facilities in light of the reduced PPS reimbursement rates that took effect on October 1, 2011 as discussed above.
We also derive a substantial portion of our consolidated revenue from Medicaid reimbursement, primarily through our skilled nursing business. Medicaid programs are administered by the applicable states and financed by both state and federal funds. Medicaid spending nationally has increased substantially in recent years, becoming an increasingly significant component of state budgets. This, combined with slower state revenue growth and other state budget demands, has led both the federal government and many states, including California and other states in which we operate, to institute measures aimed at controlling the growth of Medicaid spending (and in some instances reducing it).
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

Federal Health Care Reform
In addition to the matters described above affecting Medicare and Medicaid participating providers, PPACA enacted several reforms with respect to skilled nursing facilities, home health agencies and hospices, including payment measures to realize significant savings of federal and state funds by deterring and prosecuting fraud and abuse in both the Medicare and Medicaid programs. While many of the provisions of PPACA will not take effect for several years or are subject to further refinement through the promulgation of regulations, some key provisions of PPACA are presently effective.

•
Enhanced CMPs and Escrow Provisions. PPACA includes expanded civil monetary penalty ("CMP") and related provisions applicable to all Medicare and Medicaid providers. CMS rules adopted to implement applicable provisions of PPACA also provide that assessed CMPs may be collected and placed in whole or in part into an escrow pending final disposition of the applicable administrative and judicial appeals processes. To the extent our businesses are assessed large CMPs that are collected and placed into an escrow account pending lengthy appeals, such actions could adversely affect our results of operations.

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

•
Suspension of Payments During Pending Fraud Investigations. PPACA provides the federal government with expanded authority to suspend Medicare and Medicaid payment if a provider is investigated for allegations or issues of fraud. This suspension authority creates a new mechanism for the federal government to suspend both Medicare and Medicaid payments for allegations of fraud, independent of whether a state exercises its authority to suspend Medicaid payments pending a fraud investigation. To the extent the suspension of payments provision is applied to one of our businesses for allegations of fraud, such a suspension could adversely affect our results of operations.

•
Overpayment Reporting and Repayment; Expanded False Claims Act Liability. PPACA enacted several important changes that expand potential liability under the federal False Claims Act. Overpayments related to services provided to both Medicare and Medicaid beneficiaries must be reported and returned to the applicable payor within specified deadlines, or else they are considered obligations of the provider for purposes of the federal False Claims Act. This new provision substantially tightens the repayment and reporting requirements generally associated with operations of health care providers to avoid False Claims Act exposure.

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

The provisions of PPACA discussed above are examples of recently-enacted federal health reform provisions that we believe may have a material impact on the long-term care profession generally and on our business. However, the foregoing discussion is not intended to constitute, nor does it constitute, an exhaustive review and discussion of PPACA. It is possible that other provisions of PPACA may be interpreted, clarified, or applied to our businesses in a way that could have a material adverse impact on our business, financial condition and results of operations. Similar federal and/or state legislation that may be adopted in the future could have similar effects.
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
In our long-term care services segment, we derive the majority of our revenue by providing skilled nursing care and integrated rehabilitation therapy services to residents in our network of skilled nursing facilities. The remainder of our long-term care segment revenue is generated by our assisted living facilities, by our administration of an unaffiliated third party skilled nursing facility, and from our leasing of five skilled nursing facilities to an unaffiliated third party operator. In our therapy services segment, we derive revenue by providing rehabilitation therapy services to third-party facilities. In our hospice and home health services segment, we provide hospice and home health services.
The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2012		2011
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$158,983	72.5%	$175,344	78.8%	$(16,361)	(9.3)%
Assisted living facilities	6,914	3.2	6,724	3.0	190	2.8
Administration of third party facility	441	0.2	255	0.1	186	72.9
Facility lease revenue	754	0.3	—	—	754	100.0
Total long-term care services	167,092	76.2	182,323	81.9	(15,231)	(8.4)
Therapy services:
Third-party rehabilitation therapy services	26,115	11.9	22,190	10.0	3,925	17.7
Total therapy services	26,115	11.9	22,190	10.0	3,925	17.7
Hospice & home health services:
Hospice	19,754	9.0	14,326	6.4	5,428	37.9
Home Health	6,452	2.9	3,739	1.7	2,713	72.6
Total hospice & home health services	26,206	11.9	18,065	8.1	8,141	45.1
Total	$219,413	100.0%	$222,578	100.0%	$(3,165)	(1.4)%
Sources of Revenue
The following table sets forth revenue consolidated by state in dollars and as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2012		2011
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$88,228	40.2%	$94,953	42.7%
Texas	45,660	20.8	46,348	20.8
New Mexico	24,601	11.2	22,171	10.0
Kansas	15,703	7.2	17,857	8.0
Missouri	15,120	6.9	15,319	6.9
Nevada	15,348	7.0	14,719	6.6
Arizona	3,998	1.8	2,893	1.3
Montana	3,641	1.7	2,875	1.3
Iowa	2,927	1.3	2,971	1.3
Idaho	2,423	1.1	2,191	1.0
Nebraska	859	0.4	—	—
Other	905	0.4	281	0.1
Total	$219,413	100.0%	$222,578	100.0%
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
Leased Facility Revenue. We lease five skilled nursing facilities in California to an unaffiliated third party operator. For additional information on the lease arrangement, see Note 5 - "Property and Equipment."
Therapy Services Segment
As of March 31, 2012, we provided rehabilitation therapy services to a total of 188 healthcare facilities, including 64 of our facilities, as compared to 179 facilities, including 67 of our facilities, as of March 31, 2011. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. The net increase of 9 facilities serviced was comprised of 27 new facilities serviced, net of 18 cancellations. The net decrease in the number of our facilities that we provided rehabilitation therapy services to is because we reduced the number of owned facilities since the prior period. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered.
Hospice and Home Health Services Segment
Hospice. As of March 31, 2012, we provided hospice care in Arizona, California, Idaho, Montana, Nevada and New Mexico. We derive substantially all of the revenue from our hospice business from Medicare and managed care reimbursement.
Federal law imposes a Medicare payment cap on hospice service programs. We monitor the impact of the Medicare cap on our hospice business by attempting to address our average length-of-stay on a market-by-market basis. A key component of this strategy is to analyze each hospice program's mix of patients and referral sources to achieve a desirable mix of the types of patients and referral sources that we serve in each of our programs.
Home Health. We provided home health care in Arizona, California, Idaho, Montana, Nevada and New Mexico as of March 31, 2012. We derive the majority of the revenue from our home health business from Medicare. Net service revenue is recorded under the Medicare payment program based on a 60-day episodic payment rate that is subject to downward adjustment based on certain variables.
Regulatory and Other Governmental Actions Affecting Revenue

We derive a substantial portion of our revenue from government Medicare and Medicaid programs. In addition, our rehabilitation therapy services, for which we receive payment from private payors, is significantly dependent on Medicare and Medicaid funding, as those private payors are primarily funded or reimbursed by these programs. The following table summarizes the amount of revenue that we received from each of our payor classes by segment in the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2012					2011
	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage
Medicare	$53,457	$—	$23,242	$76,699	35.0%	$71,317	$—	$16,900	$88,217	39.6%
Medicaid	64,844	—	419	65,263	29.7	63,822	—	209	64,031	28.8
Subtotal Medicare and Medicaid	118,301	—	23,661	141,962	64.7	135,139	—	17,109	152,248	68.4
Managed Care	23,373	—	1,105	24,478	11.2	22,003	—	191	22,194	10.0
Private pay and other	25,418	26,115	1,440	52,973	24.1	25,181	22,190	765	48,136	21.6
Total	$167,092	$26,115	$26,206	$219,413	100.0%	$182,323	$22,190	$18,065	$222,578	100.0%

Medicare. Medicare is a federal health insurance program for people age 65 or older, people under age 65 with certain disabilities, and people of all ages with End-Stage Renal Disease. Part A of the Medicare program includes hospital insurance that helps to cover hospital inpatient care and skilled nursing facility inpatient care under certain circumstances (e.g., up to 100 days of inpatient skilled nursing coverage following a 3-day qualifying hospital stay, and no custodial or long-term care). It also helps cover hospice care and some home health care. Skilled nursing facilities are paid on the basis of a prospective payment system, or PPS. The PPS payment rates are adjusted for case mix and geographic variation in wages and cover all costs of furnishing covered skilled nursing facilities services (routine, ancillary, and capital-related costs). The amount to be paid is determined by classifying each patient into a resource utilization group, or RUG, category, which is based upon the patient's acuity level. CMS generally evaluates and adjusts payment rates on an annual basis.
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
Critical Accounting Estimates
Discussion of our critical accounting policies and estimates is included under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we filed with the SEC on February 13, 2012.

Results of Operations
The following table summarizes some of our key performance indicators, along with other statistics, for each of the periods indicated:

	Three Months Ended March 31,
	2012	2011
Occupancy statistics (skilled nursing facilities):
Available beds in service at end of period	8,813	9,179
Available patient days	801,526	824,753
Actual patient days	668,431	690,808
Occupancy percentage	83.4%	83.8%
Skilled mix	22.9%	24.5%
Average daily number of patients	7,345	7,676

Hospice average daily census	1,375	992
Home health episodic-based admissions	1,985	979
Home health episodic-based recertifications	333	148

Revenue per patient day (skilled nursing facilities prior to intercompany eliminations)
LTC only Medicare (Part A)	$508	$577
Medicare blended rate (Part A & B)	575	630
Managed care	382	391
Medicaid	158	153
Private and other	181	175
Weighted-average for all	$240	$254

Revenue from (total company):
Medicare	35.0%	39.6%
Managed care, private pay, and other	35.3	31.6
Quality mix	70.3	71.2
Medicaid	29.7	28.8
Total	100%	100%

The following table sets forth details of our revenue, expenses, and net income and other items as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Revenue	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	83.5	78.8
Rent cost of revenue	2.1	2.1
General and administrative	2.8	3.1
Depreciation and amortization	2.8	2.8
	91.2	86.8
Other income (expenses):
Interest expense	(4.4)	(4.5)
Interest income	0.1	0.1
Other income (expense)	—	(0.1)
Equity in earnings of joint venture	0.2	0.2
Total other income (expenses), net	(4.1)	(4.3)
Income from continuing operations before provision for income taxes	4.7	8.9
Provision for income taxes	1.8	3.6
Net income	2.9%	5.3%

Adjusted EBITDA(1)	11.9%	16.5%
Adjusted EBITDAR(2)	14.0%	18.6%

	Three Months Ended March 31,
	2012	2011
Reconciliation from net income to EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR (in thousands):
Net income	$6,337	$11,844
Interest expense, net of interest income	9,420	9,771
Provision for income taxes	4,036	8,124
Depreciation and amortization expense	6,275	6,145
EBITDA(1)	26,068	35,884
Rent cost of revenue	4,556	4,570
EBITDAR(2)	30,624	40,454
EBITDA(1)	26,068	35,884
Disposals of property and equipment	—	290
Expenses related to the exploration of strategic alternatives	—	242
Exit costs related to the Northern California divestiture	—	385
Adjusted EBITDA(1)	26,068	36,801
Rent cost of revenue	4,556	4,570
Adjusted EBITDAR(2)	$30,624	$41,371

(1)
We define EBITDA as net income (loss) before depreciation, amortization and interest expense (net of interest income) and the provision for income taxes. Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the periods presented report includes gains or losses on the disposal of property and equipment, expenses related to the exploration of strategic alternatives, and exit costs related to the disposition of certain of our operations in Northern California (each to the extent applicable in the appropriate period.)

(2)
We define EBITDAR as net income (loss) before depreciation, amortization, interest expense (net of interest income), the provision for income taxes and rent cost of revenue. Adjusted EBITDAR is EBITDAR adjusted for the non-core business items listed above for the definition of Adjusted EBITDA (each to the extent applicable in the appropriate period.)
We believe that the presentation of EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR provides useful information regarding our operational performance because they enhance the overall understanding of the financial performance and prospects for the future of our core business activities.
Specifically, we believe that a report of EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR provides consistency in our financial reporting and provides a basis for the comparison of results of core business operations between our current, past and future periods. EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR are primary indicators management uses for planning and forecasting in future periods, including trending and analyzing the core operating performance of our business from period-to-period without the effect of U.S. GAAP, expenses, revenues and gains (losses) that we believe are unrelated to the day-to-day performance of our business. We also use EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR to benchmark the performance of our business against expected results, analyzing year-over-year trends as described below and to compare our operating performance to that of our competitors.
Management, including operating company based managers, uses EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR to assess the performance of our core business operations, to prepare operating budgets and to measure our performance against those budgets on a consolidated and segment level. Segment management uses these metrics to measure performance on a business by business level. We typically use Adjusted EBITDA and Adjusted EBITDAR for these purposes on a consolidated basis as the adjustments to EBITDA and EBITDAR are not generally allocable to any individual business unit and we typically use EBITDA and EBITDAR to compare the operating performance of each skilled nursing, assisted living facility, or other business units as well as to assess the performance of our operating segments. EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR are useful in this regard because they do not include such costs as interest expense (net of interest income), income taxes, depreciation and amortization expense, rent cost of revenue (in the case of EBITDAR and Adjusted EBITDAR) and special charges, which may vary from business unit to business unit and period-to-period depending upon various factors, including the method used to finance the business, the amount of debt that we have determined to incur, whether a facility is owned or leased, the date of acquisition of a facility or business, the original purchase price of a facility or business unit or the tax law of the state in which a business unit operates. We believe these types of charges are dependent on factors unrelated to the underlying business unit performance. As a result, we believe that the use of EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR provides a meaningful and consistent comparison of our underlying businesses and facilities between periods by eliminating certain items required by U.S. GAAP which have little or no significance to their day-to-day operations.
Finally, we use Adjusted EBITDA to determine compliance with our debt covenants and assess our ability to borrow additional funds and to finance or expand operations. Our senior secured credit facility uses a measure substantially similar to Adjusted EBITDA as the basis for determining compliance with our financial covenants, specifically our minimum interest coverage ratio and our maximum total leverage ratio, and for determining the interest rate of our first lien term loan. The indenture governing the 2014 Notes also uses a substantially similar measurement for determining the amount of additional debt we may incur. For example, both our senior secured credit facility and the indenture governing the 2014 Notes include adjustments to EBITDA for (i) gain or losses on sale of assets, (ii) the write-off of deferred financing costs of extinguished debt, (iii) pro forma adjustments for acquisitions to show a full year of EBITDA and interest expense, (iv) sponsorship fees paid to Onex which totals $0.5 million annually, (v) non-cash stock compensation and (vi) impairment of long-lived assets. Our noncompliance with these financial covenants could lead to acceleration of amounts due under our senior secured credit facility. In addition, if we cannot satisfy certain financial covenants under the indenture for the 2014 Notes, we cannot engage in certain specified activities, such as incurring additional indebtedness or making certain payments.
Despite the importance of these measures in analyzing our underlying business, maintaining our financial requirements, designing incentive compensation and for our goal setting both on an aggregate and individual business level basis, EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR are non-GAAP financial measures that have no standardized meaning defined by U.S. GAAP. Therefore, our EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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
Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
Revenue. Revenue decreased by $3.2 million, or 1.4%, to $219.4 million in the three months ended March 31, 2012 from $222.6 million in the three months ended March 31, 2011.
Long term care services

	Three Months Ended March 31,
	2012		2011		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$158.9	72.5%	$175.3	78.8%	$(16.4)	(9.3)%
Assisted living facilities	6.9	3.2	6.7	3.0	0.2	2.8
Administration of third party facility	0.5	0.2	0.3	0.1	0.2	72.9
Leased facility revenue	0.8	0.3	$—	—	0.8	100.0
Total long-term care services	$167.1	76.2%	$182.3	81.9%	$(15.2)	(8.4)%
Skilled nursing facilities revenue decreased $16.4 million in the first quarter of 2012 as compared to the first quarter of 2011. Revenue decreased $8.4 million for skilled nursing facilities operated for all of the three months ended March 31, 2012 and 2011, primarily as a result of a $9.4 million decrease to a lower weighted average per patient day ("PPD") rate, offset by a $1.0 million increase due to an increase in occupancy rates. We experienced an increase in our average daily census ("ADC") and average length of stay ("ALOS") in our same store skilled nursing facilities in the first quarter of 2012 as compared to the first quarter of 2011. The decrease in PPD rates was primarily a result of the Medicare rate cut discussed below as well as a shift from Medicare days to Managed Medicare days as more seniors elect Medicare Advantage. Medicare Advantage plans are operated by private companies, who Medicare pays a fixed monthly amount per enrollee to provide the enrollees healthcare services that would otherwise be reimbursed through Medicare's standard PPS system. Additionally, there was an increase of $0.6 million in revenue from the acquisition of a lease by our Rehabilitation Center of Omaha in April 2011 offset by a decrease of $8.6 million in revenue from the transfer of operations of five skilled nursing facilities in northern California to an unaffiliated third party operator in April 2011. Our average daily Part A Medicare rate decreased 12.0% to $508 in the three months ended March 31, 2012 from $577 in the three months ended March 31, 2011, primarily due to the decrease of our skilled nursing Medicare rates by 11.1%, effective October 1, 2011, which will continue to negatively impact skilled nursing revenues in future periods. Our average daily Medicaid rate increased 3.3% to $158 per day in the three months ended March 31, 2012 from $153 per day in the three months ended March 31, 2011, primarily due to increased Medicaid rates in California, Kansas, Missouri, and Nevada. These increases in Medicaid rates were substantially offset by increases in the provider taxes in those states. We expect overall Medicaid rates for the states we operate in to stay flat for the states' fiscal 2012 as compared to their fiscal 2011. The increase of $0.2 million at our assisted living facilities in the first quarter of 2012 as compared to the first quarter of 2011 was due to the July 2011 acquisition of Vintage Park at San Martin in Las Vegas, Nevada. Our revenue related to the administration of a third party facility increased $0.2 million in the first quarter of 2012 as compared to the first quarter of 2011.
Therapy services

	Three Months Ended March 31,
	2012		2011		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$42.1	19.2%	$39.3	17.7%	$2.8	7.1%
Intersegment elimination of services related to affiliated entities	(16.0)	(7.3)	(17.1)	(7.7)	1.1	(6.4)
Third party therapy services	$26.1	11.9%	$22.2	10.0%	$3.9	17.7%

Third party rehabilitation therapy services revenue increased $3.9 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Of the $3.9 million increase, $0.8 million was related to therapy services provided at the five Northern California facilities at which operations were transferred to an independent third party operator in April 2011. The balance of the increase was primarily the result of new third party contracts.

Hospice & Home Health services

	Three Months Ended March 31,
	2012		2011		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$19.8	9.0%	$14.3	6.4%	$5.5	37.9%
Home Health	6.4	2.9	3.8	1.7	2.6	72.6
Total hospice & home health services	$26.2	11.9%	$18.1	8.1%	$8.1	45.1%

Hospice and home health services revenue increased $8.1 million in the first quarter of 2012 as compared to the first quarter of 2011. Revenue increased $2.4 million for hospice business operated for all of the three months ended March 31, 2012 and 2011, as a result of a $2.9 million increase due to an increase in average daily census, offset by a $0.5 million decrease due to a lower weighted average PPD rate. Additionally, there was an increase of $3.0 million due to the acquisition of Cornerstone Hospice in October 2011 ("Cornerstone"). The increase of $2.6 million at our home health business in the first quarter of 2012 as compared to the first quarter of 2011 was primarily due to the acquisition of Altura Homecare & Rehab in July 2011 ("Altura").
Cost of Services Expenses. Cost of services expenses increased $7.7 million, or 4.4%, to $183.1 million, or 83.5% of revenue, in the three months ended March 31, 2012, from $175.5 million, or 78.8% of revenue, in the three months ended March 31, 2011 mostly attributable to the impact of the Medicare rate cut discussed earlier.

Long term care services

	Three Months Ended March 31,
	2012		2011		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$129.2	81.3%	$134.3	76.6%	$(5.1)	(3.8)%
Assisted living facilities	5.1	74.0	4.8	71.4	0.3	6.6
Regional operations support	5.5	n/a	6.3	n/a	(0.8)	(12.7)
Total long-term care services	$139.8	83.7%	$145.4	79.8%	$(5.6)	(3.9)%
Cost of services expenses at our skilled nursing facilities decreased $5.1 million in the first quarter of 2012 as compared to the first quarter of 2011. This decrease was substantially due to a decrease of $7.0 million due to the transfer of operations of five skilled nursing facilities in northern California to an unaffiliated third party operator in April 2011. The $7.0 million decrease was offset by $0.7 million of additional expenses due to the acquisition of a leasehold interest by the Rehabilitation Center of Omaha in April 2011 and $1.2 million of additional expenses from operating costs increasing at facilities acquired or developed prior to January 1, 2011. The $1.2 million increase resulted from an increase in operating costs of $0.68 PPD, or 0.4%, to $193.59 PPD in the three months ended March 31, 2012 from $192.91 PPD for the three months ended March 31, 2011. These additional operating costs resulted from a $2.1 million increase in labor costs, which represented an increase of $2.49, or 2.3%, on a PPD basis offset by a decrease of $0.9 million in insurance, bad debt, and other operating expenses. The increase in labor costs is primarily attributable to the increase of our same store volume trend, thus resulting in an increase of staff personnel. Cost of services expenses at our assisted living facilities increased $0.3 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was primarily due to the July 2011 acquisition of Vintage Park at San Martin in Las Vegas, Nevada.

Therapy services

	Three Months Ended March 31,
	2012			`	2011			Increase/(Decrease)
	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue		Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

								Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$42.1	$39.0	92.6%		$39.3	$33.3	84.6%	$5.7	17.2%
Total therapy services	$42.1	$39.0	92.6%		$39.3	$33.3	84.6%	$5.7	17.2%

Rehabilitation therapy costs as a percentage of revenue increased in the three months ended March 31, 2012, as compared to the same period in 2011 primarily due to the changes related to group therapy, which has resulted in a requirement for more treatment time by licensed therapists. CMS rulemaking effective for its fiscal year 2012 (which began October 1, 2011) effectively creates a financial penalty for providing group therapy treatments in contrast to its policies that promoted such efficiencies in prior fiscal years. CMS also made changes effective October 1, 2011 that require additional therapy time to provide more frequent assessments of the patients we treat. These two factors will continue to negatively impact the margins of the therapy business in future periods. Though these factors have increased our operating costs we have seen improvements in our rehabilitation therapy costs as a percentage of revenue as the result of the leveraging of technology.

Hospice and home health services

	Three Months Ended March 31,
	2012		2011		Increase/(Decrease)
	Cost of Service Dollars	Percentage of Revenue	Cost of Service Dollars	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Hospice	$15.6	79.1%	$10.9	76.4%	$4.7	42.7%
Home Health	5.5	84.7	3.3	89.5	2.2	63.2
Total hospice & home health services	$21.1	80.5%	$14.2	79.1%	$6.9	47.5%
Cost of services expenses related to our hospice business increased $4.7 million in the first quarter of 2012 as compared to the first quarter of 2011. The change was primarily due to an increase of $2.1 million due to the acquisition of Cornerstone and $2.6 million of additional expenses at our existing hospice business. The $2.6 million increase resulted from an increase in operating costs of $2.58 PPD, or 2.1%, to $125.19 PPD in the three months ended March 31, 2012 from $122.62 for the three months ended March 31, 2011. These additional operating costs resulted from a $1.7 million increase in labor costs, which represented an increase of $1.67, or 2.0%, on a PPD basis. Additionally, the increase in operating costs resulted from a $0.9 million increase in supplies, purchased services, and other operating expenses. Cost of services related to our home health business increased $2.2 million in the first quarter of 2012 as compared to the first quarter of 2011 primarily due to the acquisition of Altura in July 2011.
Rent cost of revenue. Rent cost of revenue remained consistent at $4.6 million in the three months ended March 31, 2012 and March 31, 2011.
General and Administrative Services Expenses. Our general and administrative services expenses decreased $0.8 million, or 11.5%, to $6.1 million, or 2.8% of revenue, in the three months ended March 31, 2012 from $6.9 million, or 3.1% of revenue, in the three months ended March 31, 2011. The decrease is primarily a result of a decrease in compensation expense. Also, in the first quarter of 2011 we incurred costs relating to exploring strategic alternatives.

Depreciation and Amortization. Depreciation and amortization increased by $0.2 million, or 2.1%, to $6.3 million, or 2.8% of revenue, in the three months ended March 31, 2012 from $6.1 million, or 2.8% of revenue, in the three months ended March 31, 2011. This increase is primarily a result of the change in fair value related to the contingent consideration due to the Altura acquisition in July 2011, the Vintage Park at San Martin acquisition in July 2011, and the Cornerstone acquisition in October 2011. Additionally, there was an increase in depreciation expense primarily as a result of more assets being placed into service during 2011 offset by a decrease of intangible amortization.

Interest Expense. Interest expense decreased by $0.3 million, or 3.8%, to $9.6 million, or 4.4% of revenue, in the three months ended March 31, 2012 from $9.9 million, or 4.5% of revenue, in the three months ended March 31, 2011. The decrease in our interest expense was primarily due to a decrease in the average debt outstanding for the three months ended March 31, 2012 of $478.8 million, as compared to $525.0 million for the three months ended March 31, 2011 offset by a slight rate increase.
Interest Income. Interest income remained consistent at $0.1 million for the three months ended March 31, 2012 and 2011.
Equity in Earnings of Joint Venture. Equity earnings of our pharmacy joint venture remained consistent at $0.5 million in the three months ended March 31, 2012 and March 31, 2011.
Income before provision for income taxes. Income before provision for incomes taxes decreased by $9.6 million to $10.4 million in the three months ended March 31, 2012 from $20.0 million in the three months ended March 31, 2011. The $9.6 million decrease was related primarily to a decrease in revenue of $3.2 million and an increase of $7.7 million in cost of services offset by a decrease in general and administrative expense of $0.8 million and a decrease in interest expense of $0.3 million, all discussed above.
Provision for Income Taxes. We recorded a tax expense of $4.0 million, or 38.9% of pre-tax earnings, for the three months ended March 31, 2012, as compared to a tax expense of $8.1 million, or 40.7% of pre-tax earnings, for the three months ended March 31, 2011. The decrease in tax expense was primarily a result of the decrease in pre-tax earnings for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.
Liquidity and Capital Resources
The following table presents selected data from our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cash Flows from Continuing Operations
Net cash (used in) provided by operating activities	$(1,022)	$12,560
Net cash used in investing activities	(3,475)	(2,517)
Net cash used in financing activities	(1,639)	(13,295)
Net decrease in cash and cash equivalents	(6,136)	(3,252)
Cash and cash equivalents at beginning of period	16,017	4,192
Cash and cash equivalents at end of period	$9,881	$940
Based upon our current level of operations, we believe that cash generated from operations, cash on hand and borrowings available to us will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next 12 months. One element of our business strategy is to selectively pursue acquisitions and strategic alliances. Any acquisitions or strategic alliances may result in our incurrence or assumption of additional indebtedness. We assess our capital needs on an ongoing basis and may from time to time seek additional financing through a variety of methods including through an extension of our senior secured credit facility or by accessing available debt and equity markets, as considered necessary to fund capital expenditures and potential acquisitions or for other purposes. Our future operating performance will be subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond our control. For additional discussion, see "Other Factors Affecting Liquidity and Capital Resources" below.
Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
At March 31, 2012, we had cash and cash equivalents of $9.9 million. Our available cash is held in accounts at third-party financial institutions. We have periodically invested in AAA-rated money market funds. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.
Net cash used in operating activities in the three months ended March 31, 2012 was $1.0 million, compared to the $12.6 million provided by operating activities in the three months ended March 31, 2011. The change was primarily due to a decrease in revenue and to a benefit received in the first quarter of 2011 from deferred income tax assets in relation to the legal settlement payment of $53.5 million for the year ended December 31 2010.
Net cash used in investing activities in the three months ended March 31, 2012 was $3.5 million, compared to the $2.5 million in the three months ended March 31, 2011. The capital expenditures for the three months ended March 31, 2012 was primarily related to routine capital expenditures.
Net cash used in financing activities in the three months ended March 31, 2012 was $1.6 million, compared to the $13.3 million in the three months ended March 31, 2011. The decrease reflects $1.2 million used in the first quarter of 2012, as compared to $12.9 million used in the first quarter of 2011 to repay borrowings under our line of credit and scheduled debt repayments.
Principal Debt Obligations
Our primary sources of liquidity are our cash on hand, our cash flows from operations and our senior secured credit facility, which is subject to the satisfaction of certain financial covenants therein. Our primary liquidity requirements are for debt service on our first lien senior secured term loan and our 2014 Notes, capital expenditures and working capital.
We are significantly leveraged. As of March 31, 2012, we had $475.5 million in aggregate indebtedness outstanding, consisting of $129.8 million principal amount of our 2014 Notes (net of the unamortized portion of the original issue discount of $0.2 million), a $341.0 million first lien senior secured term loan (net of the unamortized portion of the original issue discount of $1.8 million), and other debt of approximately $4.7 million. Furthermore, we had $3.9 million in outstanding letters of credit against our $100.0 million revolving credit facility, leaving approximately $96.1 million of additional borrowing capacity under our senior secured credit facility as of March 31, 2012. Substantially all of our subsidiaries guarantee our 2014 Notes, the first lien senior secured term loan and our revolving credit facility.
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
Term Loan and Revolving Loan
On April 9, 2010, we entered into an up to $360.0 million senior secured term loan and a $100.0 million revolving credit facility ("Restated Credit Agreement") that amended and restated the senior secured term loan and revolving credit facility that were set to mature in June 2012. The credit arrangements provided under the Amended and Restated Credit Agreement are collectively referred to herein as the senior secured credit facility.
The senior secured term loan requires principal payments of 0.25%, or $0.9 million, of the original principal amount issued on the last business day of each of March, June, September and December, commencing on June 30, 2010, with the balance due April 9, 2016. Amounts borrowed under the senior secured term loan may be prepaid at any time without penalty, except for LIBOR breakage costs. Commitments under the revolving credit facility terminate on April 9, 2015. The senior secured term loan matures on April 9, 2016. Amounts borrowed pursuant to the senior secured credit facility are secured by substantially all of our assets.
As of March 31, 2012, $341.0 million was outstanding, net of OID, under the existing term loan. No amounts were outstanding on the revolving credit facility.

Under the Restated Credit Agreement, we must maintain compliance with specified financial covenants measured on a quarterly basis. The senior secured credit facility also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the senior secured, subject to certain exceptions and minimum thresholds, we are required to apply all of the proceeds from any issuance of debt, as much as half of the proceeds from any issuance of equity, 75% of the Company's annual Consolidated Excess Cash Flow, as defined in the Amended and Restated Credit Agreement, and amounts received in connection with any sale of our assets to repay the outstanding amounts under the Restated Credit Agreement. We believe that we were in compliance with our debt covenants as of March 31, 2012. As of March 31, 2012, our fixed charge coverage ratio was 3.3 which compares to a minimum requirement of 1.6 and our leverage ratio was 3.6 compared to a maximum of 5.0.
Loans outstanding under the Restated Credit Agreement bear interest, at our election, either at the prime rate plus an initial margin of 2.75% or the London Interbank Offered Rate ("LIBOR") plus an initial margin of 3.75%. Under the terms of the Restated Credit Agreement there is a LIBOR floor of 1.50%. We have a 0.5% commitment fee on the unused portion of the revolving line of credit. The Company has the right to increase its borrowings under the revolving credit facility up to an aggregate amount of $150 million provided that we are in compliance with the Restated Credit Agreement, that the additional debt would not cause any covenant violation of the Restated Credit Agreement, and that existing or new lenders within the Restated Credit Agreement or new lenders agree to increase their commitments. To reduce the risk related to interest rate fluctuations, the Restated Credit Agreement required us to enter into an interest rate swap, cap or similar agreement to effectively fix or cap the interest rate on 40% of its funded long-term debt within three months of April 2010 commencement of the senior secured credit facility.
In April 2012, we amended our senior secured credit facility agreement to increase the size of the senior secured term loan by $100.0 million.  The incremental term loan bears interest at LIBOR (subject to a floor of 1.50%) plus a margin of 5.25%. As part of the refinancing, the interest rate on the existing term loan was amended to match the interest rate of the incremental term loan. The interest rate on the existing revolving credit facility was also amended to LIBOR plus a margin of 4.50%. There is no longer a LIBOR floor on the revolving credit facility. Substantially all of our assets are pledged as collateral under the term loan and credit facility.
Senior Subordinated Notes
The 2014 Notes were issued in December 2005 in the aggregate principal amount of $200.0 million, with an interest rate of 11.0% and a discount of $1.3 million. Interest is payable semiannually in January and July of each year. The 2014 Notes mature on January 15, 2014. The 2014 Notes are unsecured senior subordinated obligations and rank junior to all of our existing and future senior indebtedness, including indebtedness under the Restated Credit Agreement. The 2014 Notes are guaranteed on a senior subordinated basis by certain of our current and future subsidiaries.
Effective January 15, 2012, we became entitled to redeem all or a portion of the 2014 Notes upon not less than 30 nor more than 60 days notice, at a redemption price (expressed in percentages of principal amount on the redemption date) of 100.0%. On April 12, 2012, we delivered an irrevocable notice to the trustee of the 2014 Notes that we had elected to redeem the entire $130.0 million of outstanding 2014 Notes, effective May 12, 2012. The proceeds from the incremental senior secured term loan (as well as a draw on the revolving portion of the senior secured credit facility) have been deposited with the trustee for the 2014 Notes to fully fund the redemption of the outstanding 2014 Notes in May 2012 at par plus accrued interest.
Capital Expenditures
We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to approximately $1,500 per bed. In addition, we are continuing with the expansion of our Express Recovery™ units. These units cost, on average, between $0.4 million and $0.6 million each. We completed one Express Recovery™ unit in the first quarter of 2012. We are in the process of developing one additional Express Recovery™ unit in 2012.
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
We estimate our self-insured general and professional liability reserves on a quarterly basis and our self-insured workers' compensation reserve on a semiannual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry's loss history. Based upon these analyses, at March 31, 2012, we had reserved $18.8 million net of $5.8 million in insurance recoveries for known or unknown or potential self-insured general and professional liability claims and $16.2 million for self-insured workers' compensation claims. Of these reserves, we estimate that approximately $3.5 million net of $1.5 million in current insurance recoveries for self-insured general and professional liability claims and $4.4 million for self-insured workers' compensation claims for a total of $7.9 million will be payable within 12 months; however, there are no set payment schedules and there can be no assurance that the payment amount in the next 12 months will not be significantly larger or smaller. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future general and professional liability or workers' compensation insurance will be available at a reasonable price and that we will not have to further increase our levels of self-insurance. For additional information on our general and professional liability and workers’ compensation reserve, see "Business — Insurance" in Part 1, Item 1 in our Annual Report on Form 10-K filed with the SEC on February 13, 2012.
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
As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to borrowers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition. Furthermore, if the U.S. federal government were to default on its obligations (or have the rating on government debt lowered by credit rating agencies), our business, liquidity and financial condition could be materially and adversely affected. If adverse market conditions continue or worsen, they may impact our ability in the future to timely replace maturing liabilities, access the capital markets to meet liquidity needs, and service or refinance our senior secured credit facility, resulting in an adverse effect on our financial condition, including liquidity, capital resources and results of operations.
Recent Accounting Standards
The information required by this item is incorporated herein by reference to Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included under Part I, Item 1 of this report.
Off-Balance Sheet Arrangements
We had outstanding letters of credit of $3.9 million under our $100.0 million revolving credit facility as of March 31, 2012.

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
The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Months Ending March 31, (1)
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed-rate debt(2)	$1,674	$657	$131,649 (3)	$183	$194	$366	$134,723	$134,724
Average interest rate	4.2%	6.0%	10.9%	6.0%	6.0%	6.0%
Variable-rate debt(4)	$3,600	$3,391	$3,391	$3,391	$329,027	$—	$342,800	$325,660
Average interest rate(1)	5.3%	5.3%	5.3%	5.5%	6.0%

(1)	Based on implied forward three-month LIBOR rates in the yield curve as of March 31, 2012.

(2)	Excludes unamortized original issue discount of $0.2 million on our 11.0% senior subordinated notes.

(3)
If the 11% senior subordinated notes remain outstanding on October 14, 2013, then the maturity date of the senior secured credit facility will be October 14, 2013. However, see Note - 9, "Debt" for our subsequent event related to our debt.

(4)	Excludes unamortized original issue discount of $1.8 million on our first lien senior secured term loan debt.
For the three months ended March 31, 2012, there was no net loss recognized from converting from floating rate (one-month LIBOR) to fixed rate for a portion of the interest payments under our long-term debt obligations. As of March 31, 2012, there was $0.7 million of pre-tax unrealized loss included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate hedge transactions as of March 31, 2012 (dollars in thousands):

Loan	Transaction Type	Notional Amount	Trade Date	Effective Date	Maturity/ Termination Date	Three months Ended March 31, 2012	Fair Value (Pre-tax)
First Lien	swap	$70,000	6/30/2010	1/1/2012	6/30/2013	$(138)	$(696)
						$(138)	$(696)

The fair value of interest rate hedge agreements designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. We evaluate the effectiveness of the cash flow hedge, in accordance with FASB ASC Topic 815, Derivatives and Hedging, on a quarterly basis. Should the hedge become ineffective, the change in fair value would be recognized in our consolidated statements of operations. Should the counterparty’s credit rating deteriorate to the point at which it would be likely that the counterparty would default, the hedge would then be ineffective.

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

Part II. Other Information

Item 1. Legal Proceedings
The information required by this Item is incorporated herein by reference to Note 6, "Commitments and Contingencies—Litigation," to the unaudited condensed consolidated financial statements under Part I, Item 1 of this report.
We are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including without limitation claims that our services have resulted in injury or death to patients who receive care from our businesses and claims related to employment, staffing requirements and commercial matters. Although we intend to vigorously defend ourselves in these matters, there can be no assurance that the outcomes of these matters will not have a material adverse effect on our results of operations and financial condition.
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

Item 1A. Risk Factors
Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute "forward-looking statements" within the meaning of Section 21 of the Exchange Act. Statements that use words such "believe," "anticipate," "estimate," "intend," "could," "plan," "expect," "project" or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These forward-looking statements are necessarily estimates and expectations reflecting the best judgment of our senior management based on our current estimates, expectations, forecasts and projections, and include comments that express our current opinions about trends and factors that may impact future operating results. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our business and other matters including, without limitation, the risk factors discussed below. We expressly disclaim any duty to update the forward-looking statements and other information contained in this report, except as required by law.
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
Medicare is our largest source of revenue, accounting for 35.0% of our consolidated revenue during the three months ended March 31, 2012 and 37.5% in the fiscal year of 2011. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of our rehabilitation therapy services customers, are themselves reimbursed by Medicare for the services we provide. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, our business and results of operations will be adversely affected.
The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. For example, CMS implemented a net 11.1% reduction in its reimbursement rates to skilled nursing facilities effective October 1, 2011. Based on current federal law, an automatic 2% reduction in Medicare spending will be imposed beginning in 2013 unless Congress takes further action to stay the automatic reduction or authorize spending increases. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins. Prior reductions in governmental reimbursement rates partially contributed to our predecessor's bankruptcy filing under Chapter 11 of the United States Bankruptcy Code in October 2001.
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
We receive a significant portion of our revenue from Medicaid, which accounted for 29.7% and 29.2% of our consolidated revenue for the three months ended March 31, 2012 and in the fiscal year of 2011, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states (including California and Texas, where significant portions of our Medicaid-related business is located) to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. We expect these state and federal efforts to continue for the foreseeable future. If Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program that are disadvantageous to our businesses, our business and results of operations could be materially and adversely affected.
Recent federal government proposals could limit the states' use of provider tax programs to generate revenue for their Medicaid expenditures, which could result in a reduction in our reimbursement rates under Medicaid.
To generate funds to pay for the increasing costs of the Medicaid program, many states utilize financial arrangements commonly referred to as "provider taxes." Under provider tax arrangements, states collect taxes from healthcare providers and then use the revenue to pay the providers as a Medicaid expenditure, which allows the states to then claim additional federal matching funds on the additional reimbursements. Current federal law provides for a cap on the maximum allowable provider tax as a percentage of the provider's total revenue. There can be no assurance that federal law will continue to provide matching federal funds on state Medicaid expenditures funded through provider taxes, or that the current caps on provider taxes will not be reduced. Any discontinuance or reduction in federal matching of provider tax-related Medicaid expenditures could have a significant and adverse effect on states' Medicaid expenditures, and as a result could have a material and adverse effect on our financial condition and results of operations.
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
In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for, healthcare services in the United States. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including the provision of comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs. The Patient Protection and Affordable Care Act, which was passed in 2010 and has implementation timing and costs and regulatory implications that are still uncertain in many respects, is among the most comprehensive and notable of these legislative efforts, and its full effects on us and others in our industry are still in many ways difficult to predict. The content or timing of any future health reform legislation, and its impact on us, is impossible to predict. If significant reforms are made to the U.S. healthcare system, those reforms may have an adverse effect on our financial condition and results of operations.
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
Many of these laws and regulations are expansive, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In addition, many of these laws and regulations evolve to include additional obligations and restrictions. Certain other regulatory developments, such as revisions in the building code requirements for assisted living and skilled nursing facilities, mandatory increases in scope and quality of care to be offered to residents, revisions in licensing and certification standards, mandatory staffing levels, and regulations restricting those we can hire, could also have a material adverse effect on us. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.
One development potentially restricting those we may hire was a decision on November 3, 2010 by the Physical Therapy

Board of California ("PT Board") to rescind a 1990 PT Board resolution which determined that the offering of physical therapy services by a corporation, not organized as a professional corporation, was permitted by the Physical Therapy Practice Act, which is the California statute governing the provision of physical therapy within the state. This rescission purports to prohibit employment of a physical therapist to provide physical therapy services by any professional corporation except those owned by physical therapists and Naturopaths. Lay corporations that hold themselves out as physical therapy corporations would be similarly prohibited. We have a subsidiary that employs physical therapists in California, but is not owned by physical therapists. Our subsidiary contracts with nursing facilities to provide the facilities with personnel who are licensed to provide rehabilitation therapy services, including physical therapy, occupational therapy and/or speech language pathology services. Our therapists then provide rehabilitation therapy services to the nursing facilities' patients under the skilled nursing facilities' licenses that authorize the provision of physical therapy (and other rehabilitation therapy services, if applicable). In this relationship, the nursing facilities retain the patient relationship, remain professionally responsible for the healthcare services including therapy, and bill the patient and/or third party payors for the services rendered to their patients. We are unaware of any enforcement actions by the PT Board to date and it is not clear whether the applicable law would ultimately be interpreted to mean that our rehabilitation therapy subsidiary cannot employ and provide physical therapists to nursing facilities in California as it currently does.   Nevertheless, the PT Board could seek an enforcement action against our rehabilitation therapy subsidiary and its physical therapist employees and we may have to significantly restructure our California rehabilitation therapy operations to conform to the PT Board's revised interpretation of the law.
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

The long-term care profession has experienced an increasing trend in the number and severity of litigation claims involving punitive damages and settlements. We believe that this trend is endemic to the industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiffs' lawyers of potentially large recoveries. While some states have enacted tort reform legislation that limits plaintiffs' recoveries in some respects, should our professional liability and general liability increase significantly in the future, we may not be able to increase our revenue sufficiently to cover the cost increases, our operating income could suffer, and we may not be able to meet our obligations to repay our liabilities. For a discussion of recent litigation claims against us, including the Humboldt County Action, see Note 6, "Commitments and Contingencies-Litigation" in the notes to the consolidated financial statements included elsewhere in this report.
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
In the fiscal year of 2011, we received approximately 40.7% of our consolidated revenue from operations in California and 21.5% from Texas, and in the three months ended March 31, 2012, we received approximately 40.2% of our consolidated revenue from operations in California and 20.8% from Texas. We expect to continue to receive significant portions of our consolidated revenue from those states in the future as well. Accordingly, economic conditions and changes in state healthcare spending prevailing in either of these markets or other markets in which we have significant concentrations could affect the ability of our patients and third-party payors to reimburse us for our services, either through a reduction of the tax base used to generate state funding of Medicaid programs, an increase in the number of indigent patients eligible for Medicaid benefits, changes in state funding levels or healthcare programs or other factors. A continued or prolonged economic downturn, significant changes in state healthcare spending, or changes in the laws affecting our business in these markets could have a material adverse effect on our financial position, results of operations and cash flows. Due to the economic downturn in California and the resultant budget deficit, the California budget that passed in July 2011 included a Medicaid payment reduction effective April 2012. The payments are to be restored retroactively to April 2012 and to be reimburse sometime prior to the end of 2012, but in the meantime will contribute to a reduction in cash flows from operations in California. We estimate the amount to be approximately $2.8 million.
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
It is difficult to attract and retain qualified nurses, therapists, healthcare professionals and other key personnel, which increase our costs related to these employees and could cause us to fail to comply with state staffing requirements at one or more of our facilities.
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
We operate a number of facilities in California, which enacted legislation aimed at establishing minimum staffing requirements for facilities operating in that state. This legislation required that the California Department of Public Health, or DPH, promulgate regulations requiring each skilled nursing facility to provide a minimum of 3.2 nursing hours per patient day. The DPH finalized regulations in 2009 that required three 8-hour shifts for nurse-to-patient staffing, described documentation and notice requirements, and specified procedures for obtaining a waiver from per-shift staffing requirements at skilled nursing facilities. Although DPH finalized the regulations, initial implementation of the statute authorizing the regulations is contingent on an appropriation in the state's annual budged legislation or another statute. Because no appropriation was made and no additional statutes were enacted, the regulations did not become operational. Therefore, DPH will continue its practice of determining a facility's compliance with the 3.2 hour of nursing services per patient day measure in accordance with its internal policy and through on-site reviews conducted during periodic licensing and certification surveys and in response to complaints. If the DPH determines that a facility is out of compliance with this staffing measure, the DPH may issue a notice of deficiency, or a citation, depending on the impact on patient care. A citation carries with it the imposition of significant monetary fines. DPH has issued guidelines, implementing the provisions of newly enacted California laws, for state audits that verify compliance with the 3.2 nursing hours per patient day staffing requirements. If DPH determines under an audit that a facility has failed to meet the minimum staffing requirement for between 5% and 49% of the audited days, a significant administrative monetary penalty will be assessed. If DPH determines that a facility has failed to meet the minimum staffing requirement for more than 49% of the audited days, then a larger administrative monetary penalty will be assessed. The issuance of either a notice of deficiency or a citation requires the facility to prepare and implement an acceptable plan of correction. The Humboldt

County Action included allegations that certain of our California skilled nursing facilities failed to meet state-mandated minimum staffing requirements. The Humboldt County Action resulted in a jury verdict against us and certain of our affiliated skilled nursing companies that awarded $677 million in damages. The case was ultimately settled in September 2010, pursuant to which we were required to deposit into escrow a total of $50 million to cover certain settlement costs, and we may be required to pay additional funds into the escrow to the extent that our costs of complying with the injunction issued against us as part of the settlement is less than the agreed threshold amount. For more information regarding the Humboldt County Action and the settlement, see Note 6, "Commitments and Contingencies-Litigation" in the notes to the consolidated financial statements included elsewhere in this report.
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
The healthcare services professions are highly competitive. Our skilled nursing facilities compete primarily on a local and regional basis with many long-term care providers, from national and regional chains to smaller providers owning as few as a single nursing center. We also compete under certain circumstances with inpatient rehabilitation facilities and long-term acute care hospitals. Our hospices and home health agencies also compete with local, regional and national companies. Increased competition could limit our ability to attract and retain patients, maintain or increase rates or to expand our business. Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competitors in the local market, the types of services available, our local reputation for quality care of patients, the commitment and expertise of our staff and physicians, our local service offerings and treatment programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. If we are unable to attract patients to our facilities and agencies, particularly high-acuity patients, then our revenue and profitability will be adversely affected. Some of our competitors may have greater recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Competing long-term care companies may also offer newer facilities or different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current patients, to potential patients and to referral sources. Some of our competitors may accept lower profit margins than we do, which could present significant price competition, particularly for managed care and private pay patients. We believe we utilize a conservative approach in complying with laws prohibiting kickbacks and referral payments to referral sources. However, some of our competitors may use more aggressive methods than we do with respect to obtaining patient referrals, and as a result competitors may from time to time obtain patient referrals that are not otherwise available to us.
The primary competitive factors for our assisted living, rehabilitation therapy, hospice and home health care services are similar to those for our skilled nursing businesses and include reputation, the cost of services, the quality of services, responsiveness to patient/resident needs and the ability to provide support in other areas such as third-party reimbursement, information management and patient recordkeeping. Furthermore, given the relatively low barriers to entry and continuing healthcare cost containment pressures, we expect that the markets we service will become increasingly competitive in the future. Increased competition in the future could limit our ability to attract and retain patients and residents, maintain or increase our fees, or expand our business.
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
As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets, interest rate fluctuations and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines or stagnation in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs. If we are not able to timely retire or refinance our senior secured credit facility on acceptable terms at or before its stated maturity in April 2015 (for the revolving portion) and April 2016 (for the term portion), due to market conditions or otherwise, our liquidity, financial condition, business and operating results could be materially and adversely affected.
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
We have now and will for the foreseeable future continue to have a significant amount of indebtedness. At March 31, 2012, our total indebtedness was approximately $475.5 million. Our substantial indebtedness could have important consequences. For example, it could:

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
In addition, if we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required debt payments, or if we fail to comply with the various covenants and requirements of our senior secured credit facility or other existing or future indebtedness, we would be in default, which could permit the holders of our indebtedness, including our senior secured credit facility, to accelerate the maturity of indebtedness, as the case may be. Any default under our senior secured credit facility, or our other existing or future indebtedness, as well as any of the above-listed factors, could have a material adverse effect on our business, operating results, liquidity and financial condition.
Despite our substantial indebtedness, we may still be able to incur more debt. This could intensify the risks associated with this indebtedness.
The terms of our senior secured credit facility contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these exceptions could be substantial. Accordingly, we could incur significant additional indebtedness in the future. The more we become leveraged, the more we become exposed to the risks described above under “Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our financial obligations.”
Floating rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase.
Borrowings under our senior secured credit facility are subject to floating rates of interest over an interest rate floor of 1.5%. If interest rates increase over the floor, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would correspondingly decrease. We have entered into an interest rate swap agreement with a notional amount of $70.0 million, which effectively fixes the interest rate on that portion of our borrowings under our first lien credit agreement at 6.0% from January 1, 2012 through June 30, 2013. There can be no assurance that when the interest rate cap and swap agreements expire we will be able to enter into similar replacement hedging arrangements on favorable terms or at all. As of March 31, 2012, $271.0 million of borrowings under our senior secured credit facility is not hedged and is currently subject to floating rates of interest. As of April 12, 2012, we increased the size of the term loan by $100.0 million.  The incremental term loan bears interest at LIBOR (subject to a floor of 1.50%) plus a margin of 5.25%. As part of the refinancing, the interest rate on the existing term loan was amended to match the interest rate of the incremental term loan. The interest rate on the existing revolving credit facility was also amended to LIBOR plus a margin of 4.50%. There is no longer a LIBOR floor on the revolving credit facility.
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
As of March 31, 2012, approximately 660 of our 14,300 full time employees were represented by unions and covered by collective bargaining agreements. In addition, certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. We cannot predict the effect that continued union representation or future organizational activities will have on our business or future operations. There can be no assurance that we will not experience a material work stoppage in the future.
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
Our Class A common stock has one vote per share, while our Class B common stock has ten votes per share, on all matters to be voted on by our stockholders. As of March 31, 2012, Onex Corporation, its affiliates and certain of our directors and members of our senior management who are party to a voting agreement with an affiliate of Onex Corporation owned shares of common stock representing over 75.0% of the combined voting power of our outstanding common stock. Accordingly, Onex Corporation generally has the power to control the outcome of matters on which stockholders are entitled to vote. Such matters include the election and removal of directors, the adoption or amendment of our certificate of incorporation and bylaws, possible mergers, corporate control contests and significant transactions. Through its control of elections to our board of directors, Onex Corporation may also have the ability to appoint or replace our senior management and cause us to issue additional shares of our common stock or repurchase common stock, declare dividends or take other actions. Onex Corporation may make decisions regarding our company and business that are opposed to our other stockholders’ interests or with which they disagree. Onex Corporation may also delay or prevent a change of control of us, even if the change of control would benefit our other stockholders, which could deprive our other stockholders of the opportunity to receive a premium for their Class A common stock. The significant concentration of stock ownership and voting power may also adversely affect the trading price of our Class A common stock due to investors’ perception that conflicts of interest may exist or arise. To the extent that the interests of our public stockholders are harmed by the actions of Onex Corporation, the price of our Class A common stock may be harmed.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below sets forth information with respect to purchases of our Class A common stock made by us or on our behalf during the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2012	—	$—	n/a	n/a
February 1 - 29, 2012	32,220	$6.68	n/a	n/a
March 1 - 31, 2012	—	$—	n/a	n/a
Total:	32,220	$6.68	n/a	n/a
(1) Reflects shares forfeited to us upon the vesting of restricted stock granted to participants in our 2007 Incentive Award Plan, to satisfy applicable tax withholding obligations with respect to such vesting. We did not have any publicly announced plans or programs to purchase our Class A common stock in the quarter ended March 31, 2012.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
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

101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 2, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at March 31, 2012 and December 31, 2011, and (ii) the condensed consolidated statements of operations for the three months ended March 31, 2012 and March 31, 2011, and (iii) the condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and March 31, 2011, and (iv) the condensed consolidated statements of cash flows the three months ended March 31, 2012 and March 31, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

 *        Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLED HEALTHCARE GROUP, INC.

Date:	May 2, 2012	/s/ Devasis Ghose
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
101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 2, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at March 31, 2012 and December 31, 2011, and (ii) the condensed consolidated statements of operations for the three months ended March 31, 2012 and March 31, 2011, and (iii) the condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and March 31, 2011, and (iv) the condensed consolidated statements of cash flows the three months ended March 31, 2012 and March 31, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

 *        Filed herewith.
**    Furnished herewith.