Form 10-Q
period 2012-06-30
Skilled Healthcare Group, Inc.
filed 2012-08-08
CIK 1351051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on August 6, 2012, was:
Class A common stock, $0.001 par value – 22,485,366 shares
Class B common stock, $0.001 par value – 16,051,280 shares

Skilled Healthcare Group, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2012

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Skilled Healthcare Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,572	$16,017
Accounts receivable, less allowance for doubtful accounts of $14,989 and $15,238 at June 30, 2012 and December 31, 2011, respectively	108,792	99,764
Deferred income taxes	12,644	11,404
Prepaid expenses	5,255	6,943
Other current assets	10,127	11,402
Total current assets	142,390	145,530
Property and equipment, less accumulated depreciation of $107,090 and $95,954 at June 30, 2012 and December 31, 2011, respectively	370,266	375,502
Leased facility assets, less accumulated depreciation of $3,670 and $3,398 at June 30, 2012 and December 31, 2011, respectively	10,178	10,792
Other assets:
Notes receivable	3,952	5,092
Deferred financing costs, net	7,437	9,837
Goodwill	85,609	84,299
Intangible assets, less accumulated amortization of $4,034 and $7,060 at June 30, 2012 and December 31, 2011, respectively	22,219	22,413
Deferred income taxes	10,381	11,615
Other assets	36,701	32,119
Total other assets	166,299	165,375
Total assets	$689,133	$697,199
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$53,192	$58,713
Employee compensation and benefits	40,104	41,067
Current portion of long-term debt	11,925	4,414
Total current liabilities	105,221	104,194
Long-term liabilities:
Insurance liability risks	29,437	30,567
Other long-term liabilities	17,503	17,773
Long-term debt, less current portion	451,452	471,069
Total liabilities	603,613	623,603
Stockholders’ equity:
Class A common stock, 175,000 shares authorized, $0.001 par value per share; 22,485 and 21,064 at June 30, 2012 and December 31, 2011, respectively	22	21
Class B common stock, 30,000 shares authorized, $0.001 par value per share; 16,051 and 16,937 at June 30, 2012 and December 31, 2011, respectively	16	17
Additional paid-in-capital	373,653	371,753
Accumulated deficit	(287,871)	(297,705)
Accumulated other comprehensive loss	(300)	(490)
Total stockholders’ equity	85,520	73,596
Total liabilities and stockholders’ equity	$689,133	$697,199
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Net patient service revenue	$216,607	$214,497	$435,266	$436,777
Leased facility revenue	768	746	1,522	746
	217,375	215,243	436,788	437,523
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	180,215	171,249	363,346	346,710
Rent cost of revenue	4,539	4,547	9,095	9,117
General and administrative	6,427	7,237	12,527	14,130
Depreciation and amortization	6,591	6,432	12,866	12,577
	197,772	189,465	397,834	382,534
Other (expenses) income:
Interest expense	(10,521)	(9,662)	(20,086)	(19,608)
Interest income	132	208	277	383
Other income (expense)	106	(30)	77	(354)
Equity in earnings of joint venture	490	557	961	1,111
Debt retirement costs	(3,958)	—	(3,958)	—
Total other (expenses) income, net	(13,751)	(8,927)	(22,729)	(18,468)
Income before provision for income taxes	5,852	16,851	16,225	36,521
Provision for income taxes	2,355	6,467	6,391	14,476
Net income	$3,497	$10,384	$9,834	$22,045

Income per share, basic	$0.09	$0.28	$0.26	$0.59
Income per share, diluted	$0.09	$0.28	$0.26	$0.59

Weighted-average common shares outstanding, basic	37,400	37,154	37,343	37,117
Weighted-average common shares outstanding, diluted	37,497	37,354	37,489	37,377
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$3,497	$10,384	$9,834	$22,045
Other comprehensive income (loss):
Unrealized loss on interest rate swap	(4)	(343)	(37)	(325)
Investment available for sale	7	—	69	—
Reclassification adjustments:
Interest expense on interest rate swap	141	—	279	—
Other comprehensive income (loss), before taxes	144	(343)	311	(325)
Income tax expense (benefit) related to items of other comprehensive income	56	(133)	121	(126)
Other comprehensive income (loss), net of tax	88	(210)	190	(199)
Comprehensive income	$3,585	$10,174	$10,024	$21,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net Income	9,834	22,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,866	12,577
Provision for doubtful accounts	3,562	4,395
Non-cash stock-based compensation	2,371	2,187
Excess tax benefits from stock-based payment arrangements	242	(309)
Disposal of property and equipment	(145)	293
Amortization of deferred financing costs	1,643	1,651
Deferred income taxes	(369)	10,117
Amortization of discount on debt	432	292
Debt retirement costs	3,958	—
Changes in operating assets and liabilities:
Accounts receivable	(12,801)	(11,380)
Payments on notes receivable	1,482	1,886
Other current and non-current assets	(1,172)	7,973
Accounts payable and accrued liabilities	(5,330)	(1,665)
Employee compensation and benefits	(1,488)	(3,744)
Insurance liability risks	(3)	(1,097)
Other long-term liabilities	(962)	9
Net cash provided by operating activities	14,120	45,230
Cash Flows from Investing Activities
Additions to property and equipment	(7,097)	(6,223)
Acquisitions	(1,053)	(350)
Proceeds from sale of property and equipment	1,050	400
Net cash used in investing activities	(7,100)	(6,173)
Cash Flows from Financing Activities
Borrowings under line of credit	162,500	66,500
Repayments under line of credit	(117,000)	(92,500)
Repayments of long-term debt	(157,494)	(1,870)
Proceeds from issuance of long-term debt	98,000	—
Additions to deferred financing costs	(3,000)	—
Exercise of stock options	—	26
Excess tax benefits from stock-based payment arrangements	(242)	309
Taxes paid related to net share settlement of equity awards	(229)	(699)
Net cash used in financing activities	(17,465)	(28,234)
(Decrease) increase in cash and cash equivalents	(10,445)	10,823
Cash and cash equivalents at beginning of period	16,017	4,192
Cash and cash equivalents at end of period	$5,572	$15,015
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2012	2011
Supplemental cash flow information
Cash paid for:
Interest expense, net of capitalized interest	$23,660	$19,980
Income taxes, net	$7,211	$778
Non-cash activities:
Conversion of accounts receivable into notes receivable	$359	$1,529
Insurance premium financed	$1,107	$1,123
Liabilities issued as purchase consideration for purchase of business	$261	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Description of Business

Current Business
Skilled Healthcare Group, Inc. ("Skilled") is a holding company that owns subsidiaries that operate long-term care facilities and provide a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated wholly-owned companies are collectively referred to as the "Company." As of June 30, 2012, the Company operated facilities in California, Iowa, Kansas, Missouri, Nevada, Nebraska, New Mexico and Texas, including 74 skilled nursing facilities ("SNFs"), which offer sub-acute care and rehabilitative and specialty healthcare skilled nursing care, and 22 assisted living facilities ("ALFs"), which provide room and board and assistance with activities of daily living. The Company leases five skilled nursing facilities in California to an unaffiliated third party operator. In addition, through its Hallmark Rehabilitation subsidiary ("Hallmark"), the Company provides a variety of rehabilitative services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, as of June 30, 2012, the Company provided hospice care and home health services in Arizona, California, Idaho, Montana, Nevada and New Mexico. The Company has an administrative services company that provides a full complement of administrative and consultative services that allows affiliated operators and third-party facility operators with whom the Company contracts to better focus on delivery of healthcare services. The Company currently has one such service agreement with an unrelated skilled nursing facility operator. The Company is also a member in a joint venture located in Texas that provides institutional pharmacy services, which currently serves eight of the Company’s SNFs and other facilities unaffiliated with the Company.

2. Correction of Previously Issued Consolidated Financial Statements
The Company recently identified errors related to certain claims under Medicare Part B for blood glucose testing at certain of the Company's affiliated companies. Although blood glucose tests are routinely ordered by physicians to safely monitor vulnerable patients' blood glucose levels, effective January 1, 2007, CMS redefined the criteria for "medical necessity" before a Medicare claim for such a test is payable. The new criteria specifies the nature of a physician order for the blood glucose test, the frequency of a physician's review of the test results and the frequency of a physician's utilization of the test results in a patient's plan of care or treatments. The documentation and other requirements for Medicare Part B billing of blood glucose testing that took effect in January 2007 significantly limited the number of blood glucose tests that are reimbursable compared to those that were previously reimbursable. The Company's internal policies changed at the time to be consistent with new Medicare regulations. Subsequent to January 1, 2007, a number of the Company's affiliated companies incorrectly continued to bill Medicare under the rules that existed prior to January 1, 2007. The billing errors resulted in a cumulative overstatement of consolidated revenue in the amount of $5.8 million for the period from January 1, 2007 to December 31, 2011. The affiliated companies submitted approximately 30,000 claims related to blood glucose testing in the affected period that were not reimbursable under the revised standard. The affected providers have refunded all previously paid, post-2006 Medicare Part B claims for blood glucose tests.
In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 250-10-S99 ("ASC 250-10-S99"), the Company evaluated these refunds and, based on an analysis of quantitative and qualitative factors, determined that they were not material to any of the prior reporting periods affected and, therefore, amendment of previously filed reports with the Securities and Exchange Commission was not required. However, if the adjustments to correct the cumulative effect of the aforementioned refunds had been recorded in the three and six months ended June 30, 2012, the impact would have been material to those two periods. Therefore, as required by Staff Accounting Bulletin ("SAB") 108, the Company has revised in this filing previously reported financial information for the fiscal years ended December 31, 2011, 2010, 2009, 2008, and 2007, and for the quarterly periods in fiscal years 2011 and 2010. Also, in accordance with SAB 108, the Company will include this revised financial information when the Company files subsequent reports on Form 10-Q and Form 10-K or files a registration statement under the Securities Act of 1933, as amended.
The prior period financial statements included in this filing have been revised to reflect the revisions related to the refunds, the effects of which have been summarized below. The tables below show the previously reported, adjusted, and restated amounts for those line items in the Company's condensed consolidated balance sheets as of December 31, 2011 and 2010, and its condensed consolidated statements of operations for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, as well as for the quarterly periods in fiscal years 2011 and 2010, which were effected by the prior period change. The condensed consolidated statement of operations for the quarter ended March 31, 2012 has not been restated. Revenue for the quarter ended March 31, 2012 was overstated by $0.3 million. This correction has been recorded as an adjustment to revenue in the quarter ended June 30, 2012, as this amount was not material to the operating results for the period then ended.
Despite the fact that the Company's affected subsidiaries have refunded all of the reimbursements they received in

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

connection with the Medicare Part B claims for all blood glucose tests after January 1, 2007, some refunded claims could nonetheless potentially lead to allegations that any of the affected subsidiaries are subject to sanctions under the Federal False Claims Act ("FFCA") or the Federal Civil Monetary Penalties Law. Such sanctions could lead to any combination of a variety of criminal, civil and administrative penalties, which could be material both individually and in the aggregate. The Company cannot determine the likelihood that any penalties might be imposed related to this refund and has not accrued for any such penalties. The FFCA provides for civil fines ranging from $5,500 to $11,000 per claim plus treble damages. The Civil Monetary Penalties Law similarly provides for civil monetary penalties of up to $10,000 per claim plus up to treble damages. The Company and/or certain operating companies could also be subject to exclusion from participation in the Medicare or Medicaid programs in some circumstances as well, in addition to any monetary or other fines, penalties or sanctions that it may incur under applicable federal and/or state law. See "Revenue we receive from Medicare and Medicaid is subject to potential retroactive reduction or repayment" in Part II, Item 1A of this report for additional information.

	December 31, 2011	December 31, 2010
	In thousands
Condensed consolidated balance sheet
As previously reported
Other current assets	$9,203	$17,524
Total current assets	143,331	150,530
Total assets	695,000	944,290
Accounts payable and accrued liabilities	52,897	52,602
Total liabilities	617,787	666,710
Accumulated deficit	(294,088)	(90,822)
Total stockholders' equity	77,213	277,580
Total liabilities and stockholders' equity	695,000	944,290

Adjustment
Other current assets	2,199	1,708
Total current assets	2,199	1,708
Total assets	2,199	1,708
Accounts payable and accrued liabilities	5,816	4,548
Total liabilities	5,816	4,548
Accumulated deficit	(3,617)	(2,840)
Total stockholders' equity	(3,617)	(2,840)
Total liabilities and stockholders' equity	2,199	1,708

As corrected
Other current assets	11,402	19,232
Total current assets	145,530	152,238
Total assets	697,199	945,998
Accounts payable and accrued liabilities	58,713	57,150
Total liabilities	623,603	671,258
Accumulated deficit	(297,705)	(93,662)
Total stockholders' equity	73,596	274,740
Total liabilities and stockholders' equity	697,199	945,998

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended,
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	In thousands (except per share data)
Condensed consolidated statements of income
As previously reported
Net patient service revenue	$222,578	$214,801	$216,409	$213,675
Total revenue	222,578	215,547	217,155	214,421
Income (loss) before provision for income taxes	19,968	17,155	(247,870)	10,997
Provision (benefit) for income taxes	8,124	6,584	(15,259)	4,067
Net income (loss)	11,844	10,571	(232,611)	6,930
Basic earnings (loss) per share	0.32	0.28	(6.26)	0.19
Diluted earnings (loss) per share	0.32	0.28	(6.26)	0.19

Adjustment
Net patient service revenue	(298)	(304)	(331)	(335)
Total revenue	(298)	(304)	(331)	(335)
Income (loss) before provision for income taxes	(298)	(304)	(331)	(335)
Provision (benefit) for income taxes	(115)	(117)	(128)	(131)
Net income (loss)	(183)	(187)	(203)	(204)
Basic earnings (loss) per share	(0.01)	—	—	(0.01)
Diluted earnings (loss) per share	(0.01)	—	—	(0.01)

As corrected
Net patient service revenue	222,280	214,497	216,078	213,340
Total revenue	222,280	215,243	216,824	214,086
Income (loss) before provision for income taxes	19,670	16,851	(248,201)	10,662
Provision (benefit) for income taxes	8,009	6,467	(15,387)	3,936
Net income (loss)	11,661	10,384	(232,814)	6,726
Basic earnings (loss) per share	0.31	0.28	(6.26)	0.18
Diluted earnings (loss) per share	0.31	0.28	(6.26)	0.18

	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	In thousands (except per share data)
Condensed consolidated statements of income
As previously reported
Net patient service revenue	$189,319	$200,971	$209,199	$220,749
Total revenue	189,319	200,971	209,199	220,749
Income (loss) before provision for income taxes	14,475	7,311	(39,073)	18,718
Provision (benefit) for income taxes	5,594	2,766	(13,766)	7,878
Net income (loss)	8,881	4,545	(25,307)	10,840
Basic earnings (loss) per share	0.24	0.12	(0.68)	0.29
Diluted earnings (loss) per share	0.24	0.12	(0.68)	0.29

Adjustment

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net patient service revenue	(310)	(314)	(326)	(326)
Total revenue	(310)	(314)	(326)	(326)
Income (loss) before provision for income taxes	(310)	(314)	(326)	(326)
Provision (benefit) for income taxes	(116)	(117)	(122)	(122)
Net income (loss)	(194)	(197)	(204)	(204)
Basic earnings (loss) per share	(0.01)	—	(0.01)	—
Diluted earnings (loss) per share	(0.01)	—	(0.01)	—

As corrected
Net patient service revenue	189,009	200,657	208,873	220,423
Total revenue	189,009	200,657	208,873	220,423
Income (loss) before provision for income taxes	14,165	6,997	(39,399)	18,392
Provision (benefit) for income taxes	5,478	2,649	(13,888)	7,756
Net income (loss)	8,687	4,348	(25,511)	10,636
Basic earnings (loss) per share	0.23	0.12	(0.69)	0.29
Diluted earnings (loss) per share	0.23	0.12	(0.69)	0.29

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Twelve months ended December 31,
	2007	2008	2009	2010	2011
	In thousands (except per share data)
Condensed consolidated statements of income
As previously reported
Net patient service revenue	$634,607	$729,390	$756,065	$820,238	$867,462
Total revenue	634,607	729,390	756,065	820,238	869,701
Income (loss) before provision for income taxes	27,083	52,177	(114,949)	1,431	(199,750)
Provision (benefit) for income taxes	11,801	18,081	17,842	2,472	3,516
Net income (loss)	7,928	34,096	(133,181)	(1,041)	(203,266)
Basic earnings (loss) per share	0.29	0.92	(3.61)	(0.03)	(5.47)
Diluted earnings (loss) per share	0.29	0.92	(3.61)	(0.03)	(5.47)

Adjustment
Net patient service revenue	(1,080)	(1,040)	(1,152)	(1,276)	(1,268)
Total revenue	(1,080)	(1,040)	(1,152)	(1,276)	(1,268)
Income (loss) before provision for income taxes	(1,080)	(1,040)	(1,152)	(1,276)	(1,268)
Provision (benefit) for income taxes	(407)	(392)	(432)	(477)	(491)
Net income (loss)	(673)	(648)	(720)	(799)	(777)
Basic earnings (loss) per share	(0.02)	(0.02)	(0.02)	(0.02)	(0.02)
Diluted earnings (loss) per share	(0.02)	(0.02)	(0.02)	(0.02)	(0.02)

As corrected
Net patient service revenue	633,527	728,350	754,913	818,962	866,194
Total revenue	633,527	728,350	754,913	818,962	868,433
Income (loss) before provision for income taxes	26,003	51,137	(116,101)	155	(201,018)
Provision (benefit) for income taxes	11,394	17,689	17,410	1,995	3,025
Net income (loss)	7,255	33,448	(133,901)	(1,840)	(204,043)
Basic earnings (loss) per share	0.27	0.90	(3.63)	(0.05)	(5.49)
Diluted earnings (loss) per share	0.27	0.90	(3.63)	(0.05)	(5.49)

	Six months ended June 30, 2011
	As previously reported	Adjustment	As corrected
	In thousands
Condensed consolidated statements of cash flows
Net income	$22,415	$(370)	$22,045
Other current and non-current assets	8,205	(232)	7,973
Accounts payable and accrued liabilities	(2,267)	602	(1,665)

For the years ended December 31, 2011, 2010, 2009, 2008 and 2007, the Condensed Consolidated Statement of Cash Flow would have been impacted by the adjustments to net income as noted above. The impact to the annual cash flow for those periods would have been a decrease in net income and change in other current and non-current assets and an increase to accounts payable and accrued liabilities, with no net impact to cash provided by operating activities.
By August 3, 2012, the Company's affiliates completed the filing of voluntary disclosure requests with their applicable Medicare Administrative Contractors and refunded all reimbursements that had been collected since January 1, 2007 related to Medicare Part B blood glucose testing.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 (collectively, the "Interim Financial Statements"), are unaudited. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2011, which are included in the Company's 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). Management believes that the Interim Financial Statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company's financial position and results of operations and cash flows in all material respects as of the dates and for the periods presented. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
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
Notes Receivable
As of June 30, 2012 and December 31, 2011, net notes receivable were approximately $7.0 million and $8.1 million, respectively, of which $3.0 million was reflected as current assets as of June 30, 2012 and December 31, 2011, with the remaining balances reflected as long-term assets. Interest rates on these notes approximate market rates as of the date the notes were originated.
As of June 30, 2012, two of the Company's rehabilitation therapy services business customers were responsible for $6.5 million, or 93.5% of the total notes receivable balance. These notes receivable, as well as the trade receivables from these customers and one additional customer, are secured by the assets of the customers as well as a personal guaranty by the principal owners of the customers. As of June 30, 2012, these three customers represented 65.5% of the net accounts receivable of $21.5 million for the Company's rehabilitation therapy services business and approximately 55.4% of the external revenue of the rehabilitation therapy services business for the six months ended June 30, 2012. The remaining notes receivable of $0.5 million, or 6.5% of the aggregate notes receivable balance, are primarily past due accounts converted from accounts receivable to notes receivable.
The notes receivable allowance for uncollectibility as of June 30, 2012 and December 31, 2011 were $0.3 million and $0.2 million, respectively.
Recent Accounting Pronouncements
In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. ASU 2011-04 sets forth common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value." The adoption of ASU 2011-04 became effective for the Company's interim and annual periods beginning January 1, 2012. and did not have a material impact on the Company's consolidated financial statements as the changes relate only to additional disclosures.
In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which companies present comprehensive income in their financial statements. The new guidance

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, ("ASU 2011-08"), which amends the guidance in Accounting Standard Codification ("ASC') 350-20, "Intangibles - Goodwill and Other." Under ASU 2011-08, entities have the option, under certain circumstances, of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The adoption of ASU 2011-08 became effective for the Company's interim and annual periods beginning January 1, 2012. The Company has not yet determined which method it will use for its annual impairment test at October 1, 2012.
In November 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, ("ASU 2011-11"). This ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The adoption of ASU 2011-11 becomes effective for the Company's interim and annual periods beginning on or after January 1, 2013. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

4. Income Per Share of Class A Common Stock and Class B Common Stock
The Company computes income per share of Class A common stock and Class B common stock in accordance with FASB ASC Topic 260, Earnings per Share, using the two-class method. The Company's Class A common stock and Class B common stock are identical in all respects, except with respect to voting rights and except that each share of Class B common stock is convertible into one share of Class A common stock under certain circumstances. Net income is allocated on a proportionate basis to each class of common stock in the determination of income per share.
Basic income per share was computed by dividing net income by the weighted-average number of outstanding shares for the period. Dilutive earnings per share is computed by dividing net income plus the effect of assumed conversions (if applicable) by the weighted-average number of outstanding shares after giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and convertible preferred stock, if any. The following table sets forth the computation of basic and diluted income per share of Class A common stock and Class B common stock for the three and six months ended June 30, 2012 and 2011 (amounts in thousands, except per share data):

	Three months ended June 30, 2012			Three months ended June 30, 2011			Six months ended June 30, 2012			Six months ended June 30, 2011
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Income per share, basic
Numerator:
Allocation of net income	$1,950	$1,547	$3,497	$5,645	$4,739	$10,384	$5,425	$4,409	$9,834	$11,964	$10,081	$22,045
Income per share, diluted
Numerator:
Allocation of net income	$1,954	$1,543	$3,497	$5,670	$4,714	$10,384	$5,442	$4,392	$9,834	$12,034	$10,011	$22,045
Denominator for basic and diluted income per share:
Weighted average common shares outstanding, basic	20,852	16,548	37,400	20,197	16,957	37,154	20,600	16,743	37,343	20,143	16,974	37,117
Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	97	—	97	200	—	200	146	—	146	260	—	260
Adjusted weighted-average common shares outstanding, diluted	20,949	16,548	37,497	20,397	16,957	37,354	20,746	16,743	37,489	20,403	16,974	37,377

Income per share, basic	$0.09	$0.09	$0.09	$0.28	$0.28	$0.28	$0.26	$0.26	$0.26	$0.59	$0.59	$0.59

Income per share, diluted	$0.09	$0.09	$0.09	$0.28	$0.28	$0.28	$0.26	$0.26	$0.26	$0.59	$0.59	$0.59
The following were excluded from the weighted-average diluted shares computation for the three and six months ended June 30, 2012 and 2011, as their inclusion would have been anti-dilutive (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Options to purchase common shares	464	38	464	939
Non-vested common shares	1,018	261	898	5
Total excluded	1,482	299	1,362	944

5. Business Segments
The Company has three reportable operating segments: (i) long-term care services ("LTC"), which includes the operation of SNFs and ALFs which is the most significant portion of the Company's business, the Company's administrative services provided to an unrelated SNF operator, and the facility lease revenue from a third-party operator; (ii) the Company's rehabilitation therapy services business; and (iii) the Company's hospice and home health businesses. The "other" column in the table below includes general and administrative items. The Company's reporting segments are business units that offer different services, and that are managed differently due to the nature of the services provided.
At June 30, 2012, LTC services included 74 wholly-owned SNF operating companies that offer post-acute, rehabilitative custodial and specialty skilled nursing care, as well as 22 wholly-owned ALF operating companies that provide room and board and social services. Therapy services included rehabilitative services such as physical, occupational and speech therapy provided in the Company's facilities and in unaffiliated facilities. Hospice and home health services were provided by the Company's wholly owned subsidiaries to patients.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. Accordingly, earnings from operations before net interest, tax, depreciation and amortization, non-core expenses ("Adjusted EBITDA") and rent cost of revenue ("Adjusted EBITDAR") is used as the primary measure of each segment’s operating results because it does not include such costs as interest expense, income taxes, depreciation, amortization and rent cost of revenue which may vary from segment to segment depending upon various factors, including the method used to finance the original purchase of assets within a segment or the tax law of the states in which a segment operates. By excluding these items, the Company is better able to evaluate operating performance of the segment by focusing on more controllable measures. Adjusted EBITDA and Adjusted EBITDAR are non‑GAAP financial measures. For a full discussion of the definitions of these terms and the reasons why the Company utilizes such measures, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this filing. General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss, and are included in the "other" category in the selected segment financial data that follows. The accounting policies of the reporting segments are the same as those described in Note 3, "Summary of Significant Accounting Policies." Intersegment sales and transfers are recorded at cost plus standard mark-up; intersegment transactions have been eliminated in consolidation.
The following table sets forth selected financial data consolidated by business segment (dollars in thousands):

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Three months ended June 30, 2012
Net patient service revenue from external customers	$163,287	$26,385	$26,935	$—	$—	$216,607
Leased facility revenue	768	—	—	—	—	768
Intersegment revenue	601	15,818	—	—	(16,419)	—
Total revenue	$164,656	$42,203	$26,935	$—	$(16,419)	$217,375
Operating income (loss)	$18,126	$3,543	$4,521	$(6,587)	$—	$19,603
Interest expense, net of interest income						(10,389)
Other income						106
Equity in earnings of joint venture						490
Debt retirement costs						(3,958)
Income before provision for income taxes						$5,852
Depreciation and amortization	$5,630	$164	$644	$153	$—	$6,591
Segment capital expenditures	$2,894	$269	$114	$345	$—	$3,622
Adjusted EBITDA	$23,719	$3,850	$5,255	$(6,034)	$—	$26,790
Adjusted EBITDAR	$27,940	$3,850	$5,565	$(6,026)	$—	$31,329
Three months ended June 30, 2011
Net patient service revenue from external customers	$171,927	$23,703	$18,867	$—	$—	$214,497
Leased facility revenue	746	—	—	—	—	746
Intersegment revenue	501	16,045	—	—	(16,546)	—
Total revenue	$173,174	$39,748	$18,867	$—	$(16,546)	$215,243
Operating income (loss)	$25,109	$5,111	$2,979	$(7,421)	$—	$25,778
Interest expense, net of interest income						(9,454)
Other expense						(30)
Equity in earnings of joint venture						557
Income before provision for income taxes						$16,851
Depreciation and amortization	$5,673	$106	$483	$170	$—	$6,432
Segment capital expenditures	$3,381	$88	$111	$76	$—	$3,656
Adjusted EBITDA	$31,192	$5,217	$3,574	$(6,334)	$—	$33,649
Adjusted EBITDAR	$35,491	$5,217	$3,810	$(6,322)	$—	$38,196

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Six months ended June 30, 2012
Net patient service revenue from external customers	$329,625	$52,501	$53,140	$—	$—	$435,266
Leased facility revenue	1,522	—	—	—	—	1,522
Intersegment revenue	1,355	31,799	—	—	(33,154)	—
Total revenue	$332,502	$84,300	$53,140	$—	$(33,154)	$436,788
Operating income (loss)	$36,264	$6,491	$9,053	$(12,854)	$—	$38,954
Interest expense, net of interest income						(19,809)
Other income						77
Equity in earnings of joint venture						961
Debt retirement costs						(3,958)
Income before provision for income taxes						$16,225
Depreciation and amortization	$11,301	$332	$921	$312	$—	$12,866
Segment capital expenditures	$5,299	$546	$317	$935	$—	$7,097
Adjusted EBITDA	$47,499	$6,966	$10,123	$(11,730)	$—	$52,858
Adjusted EBITDAR	$55,955	$6,966	$10,747	$(11,715)	$—	$61,953
Six months ended June 30, 2011
Net patient service revenue from external customers	$353,952	$45,893	36,932	$—	$—	$436,777
Leased facility revenue	746	—	—	—	—	746
Intersegment revenue	891	33,166	—	—	(34,057)	—
Total revenue	$355,589	$79,059	36,932	$—	$(34,057)	$437,523
Operating income (loss)	$52,087	$11,070	6,311	$(14,479)	$—	$54,989
Interest expense, net of interest income						(19,225)
Other expense						(354)
Equity in earnings of joint venture						1,111
Income before provision for income taxes						$36,521
Depreciation and amortization	$11,366	$204	$686	$321	$—	$12,577
Segment capital expenditures	$5,449	$208	$338	$228	$—	$6,223
Adjusted EBITDA	$64,211	$11,274	$7,158	$(12,491)	$—	$70,152
Adjusted EBITDAR	$72,829	$11,274	$7,629	$(12,463)	$—	$79,269

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of Adjusted EBITDA and Adjusted EBITDAR to net income is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Adjusted EBITDAR	$31,329	$38,196	$61,953	$79,269
Rent cost of revenue	(4,539)	(4,547)	(9,095)	(9,117)
Adjusted EBITDA	26,790	33,649	52,858	70,152
Depreciation and amortization	(6,591)	(6,432)	(12,866)	(12,577)
Interest expense	(10,521)	(9,662)	(20,086)	(19,608)
Interest income	132	208	277	383
Disposal of property and equipment	—	(3)	—	(293)
Debt retirement costs	(3,958)	—	(3,958)	—
Expenses related to the exploration of strategic alternatives	—	(474)	—	(716)
Exit costs related to Northern California divestiture	—	(435)	—	(820)
Provision for income taxes	(2,355)	(6,467)	(6,391)	(14,476)
Net income	$3,497	$10,384	$9,834	$22,045
The following table presents the segment assets as of June 30, 2012 compared to December 31, 2011 (dollars in thousands):

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Total
June 30, 2012:
Segment total assets	$449,791	$54,649	$102,722	$81,971	$689,133
Goodwill and intangibles included in total assets	$1,827	$23,693	$82,308	$—	$107,828
December 31, 2011:
Segment total assets	$461,225	$53,927	$97,913	$84,134	$697,199
Goodwill and intangibles included in total assets	$1,994	$23,693	$81,025	$—	$106,712

6. Property and Equipment
Property and equipment consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Land and land improvements	$64,984	$64,984
Buildings and leasehold improvements	327,983	323,887
Furniture and equipment	78,161	75,497
Construction in progress	6,228	7,088
	477,356	471,456
Less accumulated depreciation	(107,090)	(95,954)
	$370,266	$375,502

Leased facility assets consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Leased facility assets	13,848	14,190
Less accumulated depreciation	(3,670)	(3,398)
	10,178	10,792

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company began leasing five skilled nursing facilities in California to an unaffiliated third party operator in April 2011 and signed a 10-year lease with two 10-year extension options exercisable by the lessee.

7. Commitments and Contingencies
Litigation
Humboldt County Injunction
In connection with the September 2010 settlement of certain class action litigation (the "Humboldt County Action") against Skilled and certain of its subsidiaries, including twenty-two California nursing facilities operated by Skilled's subsidiaries, Skilled and its defendant subsidiaries entered into settlement agreements with the applicable plaintiffs and agreed to an injunction. The settlement was approved by the Superior Court of California, Humboldt County on November 30, 2010. Under the terms of the settlement agreements, the defendant entities deposited a total of $50.0 million into escrow accounts to cover settlement payments to class members, notice and claims administration costs, reasonable attorneys' fees and costs and certain other payments. The court subsequently approved payments from the escrow of up to approximately $24.8 million for attorneys' fees and costs and $10,000 to each of the three named plaintiffs.  In addition, approximately $9.3 million of settlement proceeds have been distributed from the escrow to approximately 3,900 of an estimated 43,000 class members. Pursuant to the injunction, the twenty-two defendants that operate California nursing facilities must provide specified nurse staffing levels, comply with specified state and federal laws governing staffing levels and posting requirements, and provide reports and information to a court-appointed auditor. The injunction will remain in effect for a period of twenty-four months unless extended for additional three-month periods as to those defendants that may be found in violation. Defendants demonstrating compliance for an eighteen-month period may petition for early termination of the injunction. The defendants are required to demonstrate over the term of the injunction that the costs of the injunction meet a minimum threshold level pursuant to the settlement agreement, which level, initially $9.6 million, is reduced by the portion attributable to any defendant in the case that no longer operates a skilled nursing facility during the injunction period. The injunction costs include, among other things, costs attributable to (i) enhanced reporting requirements; (ii) implementing advanced staffing tracking systems; (iii) fees and expenses paid to an auditor and special master; (iv) increased labor and labor related expenses; and (v) lost revenues attributable to admission decisions based on compliance with the terms and conditions of the injunction. To the extent the costs of complying with the injunction are less than the agreed upon threshold amount, the defendants will be required to remit any shortfall to the settlement fund. In April 2011, five of the subsidiary defendants transferred their operations to an unaffiliated third party skilled nursing facility operator. The remaining defendants continue to monitor their compliance with the terms of the injunction and to provide the applicable reports and information to the court-appointed auditor.
BMFEA Matter
On April 15, 2009, two of Skilled's wholly-owned companies, Eureka Healthcare and Rehabilitation Center, LLC, which at the time operated Eureka Healthcare and Rehabilitation Center (the "Facility"), and Skilled Healthcare, LLC, the administrative services provider for the Facility, were served with a search warrant that relates to an investigation of the Facility by the California Attorney General's Bureau of Medi-Cal Fraud & Elder Abuse ("BMFEA"). The search warrant related to, among other things, records, property and information regarding certain enumerated patients of the Facility and covered the period from January 1, 2007 through the date of the search. The BMFEA could pursue a wide range of legal remedies if it believes that applicable laws were broken, including criminal and civil fines, penalties and other sanctions. Violations could also lead to fines, penalties and sanctions, including exclusion from participation in federal healthcare programs, under federal laws such as the Federal False Claims Act and the Civil Monetary Penalty Law. The Facility represented less than 1% of the Company's revenue and less than 0.3% of Adjusted EBITDA in 2010. Nevertheless, although the Company is unable to assess the potential exposure, any fines, penalties or other sanctions that may result from the BMFEA's investigation and any related or resulting legal matters could be significant. Eureka Healthcare and Rehabilitation Center, LLC transferred its operations in April 2011 to an unaffiliated third party skilled nursing facility operator. The Company is committed to working cooperatively with the BMFEA on this matter.
Insurance
The Company maintains insurance for workers' compensation, general and professional liability, employee benefits liability, property, casualty, directors’ and officers’ liability, inland marine, crime, boiler and machinery, automobile, employment practices liability and earthquake and flood. The Company believes that its insurance programs are adequate and appropriate, and where there has been a direct transfer of risk to the insurance carrier, the Company does not recognize a liability in the consolidated financial statements.

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
Effective September 1, 2011, the Company purchased excess liability policies with $25.0 million per loss and annual aggregate limits for claims in excess of $1.0 million per loss for all businesses. These policies will remain in force for an initial period of one year. Effective September 1, 2011, the Company also self-insures professional liability claims at its California based SNF subsidiaries through its wholly-owned offshore captive insurance company, Fountain View Reinsurance, Ltd., for claims up to $1.0 million.
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
A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

	As of June 30, 2012							As of December 31, 2011
	General and Professional		Employee Medical		Workers’ Compensation		Total	General and Professional		Employee Medical		Workers’ Compensation		Total
Current	$6,773	(1)	$2,419	(2)	$4,604	(2)	$13,796	$4,955	(1)	$2,083	(2)	$4,416	(2)	$11,454
Non-current	17,345		—		12,092		29,437	19,042		—		11,525		30,567
	$24,118		$2,419		$16,696		$43,233	$23,997		$2,083		$15,941		$42,021

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.
Hallmark Indemnification
Hallmark, the Company's wholly-owned rehabilitation services company, provides physical, occupational and speech therapy services to various unaffiliated skilled nursing facilities. These unaffiliated skilled nursing facilities are reimbursed for these services from the Medicare Program and other third-party payors. Hallmark has indemnified these unaffiliated skilled nursing facilities from a portion of certain disallowances of these services. Additionally, to the extent a Recovery Audit Contractor ("RAC") or other regulatory authority or contractor is successful in making a claim for recoupment of revenue from any of these skilled nursing facilities, Hallmark will typically be required to indemnify them against their charges associated with this loss.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Guarantees
Substantially of all Skilled's wholly-owned subsidiaries guarantee the Company's first lien senior secured credit facility. These guarantees are full and unconditional and joint and several. Other subsidiaries of Skilled that are not guarantors are considered minor. On May 12, 2012, the Company redeemed the entire $130.0 million of its then outstanding 11.0% senior subordinated notes due 2014 (the "2014 Notes"). The 2014 Notes were guaranteed by substantially all of Skilled's wholly-owned subsidiaries on terms similar to their guarantees of the Company's first lien senior secured credit facility.

8. Stockholders' Equity
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

2007 Incentive Award Plan
The fair value of the stock option grants for the six months ended June 30, 2012 and 2011 under FASB ASC Topic 718, Compensation – Stock Compensation, was estimated on the dates of the grants using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2012	2011
Risk-free interest rate	1.75%	2.80%
Expected Life	6.25 years	6.25 years
Dividend yield	—%	—%
Volatility	70.81%	50.00%
Weighted-average fair value	$5.44	$6.61
There were no new stock options granted in the three months ended June 30, 2012 and 2011. There were 106,748 and 60,491 new stock options granted in the six months ended June 30, 2012 and 2011, respectively.
There were no options exercised during the three and six months ended June 30, 2012. As of June 30, 2012, there was $1.4 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 2.1 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company's expectations.
The following table summarizes stock option activity during the six months ended June 30, 2012 under the Skilled Healthcare Group, Inc. Amended and Restated 2007 Incentive Award Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	1,033,299	$9.10
Granted	106,748	$6.74
Exercised	—	$—
Forfeited or cancelled	(4,000)	$15.50
Outstanding at June 30, 2012	1,136,047	$8.85	7.23	$164
Fully vested and expected to vest at June 30, 2012	1,114,466	$8.88	7.20	$162
Exercisable at June 30, 2012	667,399	$9.92	6.63	$82
Aggregate intrinsic value represents the value of Skilled's closing stock price on the New York Stock Exchange on the last

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.

Compensation related to stock option grants and stock awards included in general and administrative expenses was $0.8 million and $0.7 million for the three months ended June 30, 2012 and 2011, respectively. The amount of compensation included in general and administrative expenses was $1.5 million and $1.3 million for the six months ended June 30, 2012 and 2011, respectively. The amount of compensation included in cost of services was $0.4 million and $0.5 million for the three months ended June 30, 2012 and 2011. The amount of compensation included in cost of services was $0.9 million and $0.8 million for the six months ended June 30, 2012 and 2011, respectively.

9. Fair Value Measurements
Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table summarizes the valuation of the Company’s interest rate hedge transaction and contingent consideration as of June 30, 2012 by the FASB ASC Topic 820, "Fair Value Measurement and Disclosures," fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate hedges	$—	$(559)	$—	$(559)
Available for sale securities	$—	$1,069	$—	$1,069
Contingent consideration – acquisitions	$—	$—	$(7,952)	$(7,952)
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
The Company's wholly owned offshore captive insurance company is required by regulatory agencies to set aside assets to comply with the laws of the jurisdiction in which it operates. These assets consist of restricted cash and available for sale securities, which are included in other assets in the Company's consolidated June 30, 2012 balance sheet. The Company's available for sale securities are U.S. government securities with an amortized cost basis and aggregate fair value of $1.0 million and $1.1 million, respectively, as of June 30, 2012. Net unrealized gains included in other comprehensive income on the Company's available for sale securities totaled $0.1 million for the six months ended June 30, 2012.
On May 1, 2010, the Company acquired substantially all of the assets of five Medicare-certified hospice companies and four Medicare-certified home health companies located in Arizona, Idaho, Montana and Nevada (which is sometimes referred to herein as the "Hospice/Home Health Acquisition"). As part of the purchase agreement, the purchase consideration included cash, promissory notes, contingent consideration, and deferred cash payments. The contingent consideration arrangement requires the Company to pay contingent payments should the acquired operations achieve certain financial targets based on EBITDA of the acquired businesses, as defined in the acquisition agreement, which was filed as Exhibit 2.1 to the Company’s Report on Form 10-Q filed with the SEC on May 4, 2010. The contingent consideration is up to $7.0 million over a period of 5 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The contingent consideration was recorded at the date of acquisition in the amount of $4.9 million. As of June 30, 2012, the contingent consideration had a fair value of $5.1 million. This is included in the Company’s accounts payable and accrued liabilities and other long-term liabilities on the balance sheet. The change in fair value related to the contingent consideration is included in the Company's depreciation and amortization on the statements of operations. There has been no change in the valuation technique of the contingent consideration from December 31, 2011 to June 30, 2012.
On July 1, 2011, a wholly-owned subsidiary of the Company acquired Altura Homecare & Rehab ("Altura"). The acquisition includes contingent earn-out consideration which can be earned based on the acquired business's achievement of an

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

EBITDA threshold. The contingent consideration is up to $1.5 million over a period of 3 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of the earn-out at the acquisition date and at June 30, 2012 was $1.4 million.
On October 24, 2011, wholly-owned subsidiaries of the Company acquired substantially all of the assets of Cornerstone Hospice, Inc. ("Cornerstone"). The acquisition includes contingent earn-out consideration which can be earned based on the acquired business's achievement of an EBITDA threshold. The contingent consideration is up to $1.5 million over a period of 5 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of the earn-out at the acquisition date and at June 30, 2012 was $1.3 million.
On May 13, 2012, a wholly-owned subsidiary of the Company acquired substantially all of the assets of A Better Care Home Health, Inc. ("ABC"). The acquisition includes contingent earn-out consideration which can be earned based on the acquired operations' achievement of an EBITDA threshold. The contingent consideration spans 3 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of the earn-out at the acquisition date and at June 30, 2012 was $0.1 million.
As discussed above, EBITDA is the basis for calculating the contingent consideration. The unobservable inputs to the determination of the fair value of the contingent consideration include assumptions as to the ability of the acquired businesses to meet their EBITDA targets and discount rates used in the calculation. Should the actual EBITDA generated by the acquired businesses increase or decrease as compared to our assumptions, the fair value of the contingent consideration obligations would increase or decrease, up to the contracted limit, as applicable. As the timing of contingent payments go further into the future, discount rate assumptions increase due to the increased uncertainty of the EBITDA that may be generated in those periods.
The Company's assumptions range from the acquired businesses achieving none, a portion, or all of the consideration, and discount rates range from 4%- 7%.
Below is a table listing the Level 3 rollforward as of June 30, 2012 (in thousands):

Level 3 Rollforward
Value at January 1, 2012	$7,210
Contingent Consideration - ABC	112
Change in fair value	630
Value at June 30, 2012	$7,952

10. Debt
The Company’s long-term debt is summarized as follows (dollars in thousands):

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of June 30, 2012	As of December 31, 2011
Revolving Credit Facility due 2015, interest rate comprised of LIBOR plus 4.50% or 4.74% at June 30, 2012	35,000	—
Revolving Credit Facility due 2015, interest rate comprised of the Prime rate of 3.25% plus 3.50%, or 6.75%, at June 30, 2012	10,500
Term Loan, due 2016, interest rate based on LIBOR (subject to a 1.50% floor) plus 5.25% or 6.75%, at June 30, 2012; collateralized by substantially all assets of the Company	416,844	—
Term Loan, due 2016, interest rate based on LIBOR (subject to a 1.50% floor) plus 3.75% or 5.25% at December 31, 2011; collateralized by substantially all assets of the Company	—	337,100
Term Loan due 2016, interest rate based on the Prime rate of 3.25% plus 2.75%, or 6.00%, at December 31, 2011; collateralized by substantially all assets of the Company	—	6,600
Term Loan original issue discount	(3,493)	(1,893)
Senior Subordinated Notes due 2014, interest rate 11.00% at December 31, 2011; interest payable semiannually	—	130,000
Senior Subordinated Notes original issue discount	—	(224)
Notes payable due December 2018, interest rate fixed at 6.50%, payable in monthly installments, collateralized by a first priority deed of trust	1,195	1,269
Hospice/Home Health Acquisition note, interest rate fixed at 6.00%, payable in annual installments	1,478	1,474
Other	1,145	993
Insurance premiums financed	708	164
Total long-term debt	463,377	475,483
Less amounts due within one year	(11,925)	(4,414)
Long-term debt, net of current portion	$451,452	$471,069

Term Loan and Revolving Loan
On April 9, 2010, the Company entered into an up to $360.0 million senior secured term loan and a $100.0 million revolving credit facility (the "Prior Credit Agreement") that amended and restated the senior secured term loan and revolving credit facility that were set to mature in June 2012. On April 12, 2012, the Company entered into an Amendment and Restatement and Additional Term Loan Assumption Agreement (“Restated Credit Agreement”) that amended and restated the Prior Credit Agreement and pursuant to which, among other things, the size of the Company's existing senior secured term loan was increased by $100.0 million (hereinafter referred to as the incremental senior secured term loan). The credit arrangements provided under the Restated Credit Agreement are collectively referred to herein as the Company's senior secured credit facility.
The incremental senior secured term loan bears interest, at our option, at the London Interbank Offered Rate ("LIBOR") (subject to a floor of 1.50%) plus a margin of 5.25% or the prime rate (subject to a floor of 2.50%) plus a margin of 4.25%. As part of the refinancing, the interest rate on the existing senior secured term loan was amended to match the interest rate of the incremental senior secured term loan. The interest rate on the existing revolving credit facility was also amended to be, at our option, LIBOR plus a margin of between 4.50% and 4.25% (based upon consolidated senior leverage) or the prime rate plus a margin of between 3.50% and 3.25% (based upon consolidated senior leverage). There is no longer a LIBOR or prime rate floor with respect to the revolving credit facility. Pursuant to the Restated Credit Agreement, the quarterly term loan amortization payments increased to $2.6 million beginning June 30, 2012 compared to $0.9 million under the Prior Credit Agreement. Additionally, the maximum portion of the annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement) to be applied to term debt reductions increased to 75% from 50%, subject to stepdowns to 50% and 25% based on consolidated leverage. The Company also increased its ability to refinance a portion of its credit facility with Housing and Urban Development ("HUD") debt up to $250 million, subject to certain credit facility covenants. In addition, the Company expensed fees paid in connection with the refinancing in the amount of $2.0 million in conjunction with the amended senior secured credit facility. Substantially all of the Company's assets are pledged as collateral under the senior secured credit facility. Amounts borrowed under the senior secured term loan may be prepaid at any time without penalty, except for LIBOR breakage costs. Commitments under the revolving credit facility terminate on April 9, 2015. The senior secured term loan matures on April 9, 2016.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has the right to increase its borrowings under the revolving credit facility up to an aggregate amount of $150 million provided that the Company is in compliance with the Restated Credit Agreement, that the additional debt would not cause any covenant violation of the Restated Credit Agreement, and that existing or new lenders within the Restated Credit Agreement agree to increase their commitments. To reduce the risk related to interest rate fluctuations, the Prior Credit Agreement required the Company to enter into, and the Restated Credit Agreement requires us to continue to maintain, an interest rate swap, cap or similar agreement to effectively fix or cap the interest rate on 40% of its funded long-term debt within three months of the April 2010 commencement of the senior secured credit facility. The Company entered into two interest rate hedge transactions, as described in Note 9 - "Fair Value Measurements," in order to comply with this requirement.
Under the senior secured credit facility, the Company must maintain compliance with specified financial covenants measured on a quarterly basis. The senior secured credit facility also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the senior secured credit facility, subject to certain exceptions and minimum thresholds, the Company is required to apply all of the proceeds from any issuance of debt, as much as half of the proceeds from any issuance of equity, as much as 75% of the Company's annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement), and amounts received in connection with any sale of the Company's assets to repay the outstanding amounts under the Restated Credit Agreement.
Senior Subordinated Notes
On May 12, 2012, the Company redeemed the entire $130.0 million of the 2014 Notes. The proceeds from the incremental senior secured term loan (as well as a draw on the revolving portion of the senior secured credit facility) were used to fund the redemption of the outstanding 2014 Notes at par plus accrued interest. In addition, the Company expensed unamortized deferred financing fees and original issue discount ("OID") in the amount of $1.9 million in conjunction with the redemption of the 2014 Notes.
The 2014 Notes were issued in December 2005 in the aggregate principal amount of $200.0 million, with an interest rate of 11.0% and a discount of $1.3 million. Interest was payable semiannually in January and July of each year. The 2014 Notes were to mature on January 15, 2014. The 2014 Notes were unsecured senior subordinated obligations and ranked junior to all of the Company's existing and future senior indebtedness, including indebtedness under the senior secured credit facility. The 2014 Notes were guaranteed on a senior subordinated basis by certain of the Company's subsidiaries.
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
Business Overview
We are a holding company with subsidiaries that operate skilled nursing facilities, assisted living facilities, hospices, home health providers and a rehabilitation therapy business. We have an administrative service company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services. We have one such service agreement with an unrelated facility operator. These subsidiaries focus on providing high-quality care to our patients. Our subsidiaries that operate skilled nursing facilities have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of June 30, 2012, we owned or leased 74 skilled nursing facilities and 22 assisted living facilities, together comprising 10,409 licensed beds. We also lease five skilled nursing facilities in California to an unaffiliated third party operator. Our skilled nursing and assisted living facilities, approximately 77.2% of which we own, are located in California, Texas, Iowa, Kansas, Missouri, Nebraska, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. For the six months ended June 30, 2012, we generated approximately 72.2% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, hospice care and home health services, and or lease of five skilled nursing facilities to an unaffiliated third party operators.
Revisions to Prior Period Amounts
We recently identified errors related to certain claims under Medicare Part B for blood glucose testing at certain of our affiliated companies. Although blood glucose tests are routinely ordered by physicians to safely monitor vulnerable patients' blood glucose levels, effective January 1, 2007, CMS redefined the criteria for "medical necessity" before a Medicare claim for such a test is payable. The new criteria specifies the nature of a physician order for the blood glucose test, the frequency of a physician's review of the test results and the frequency of a physician's utilization of the test results in the patient's plan of care or treatments. The documentation and other requirements for Medicare Part B billing of blood glucose testing that took effect in January 2007 significantly limited the number of blood glucose tests that are reimbursable compared to those that were previously reimbursable. Our internal policies changed at the time to be consistent with new Medicare regulations. Subsequent to January 1, 2007, a number of our affiliated companies incorrectly continued to bill Medicare under the rules that existed prior to January 1, 2007. The billing errors resulted in a cumulative overstatement of consolidated revenue in the amount of $5.8 million for the period from January 1, 2007 to December 31, 2011. The affiliated companies submitted approximately 30,000 claims related to blood glucose testing in the affected period that were not reimbursable under the revised standard. The affected providers have refunded all previously paid post 2006 Medicare Part B claims for blood glucose tests.
In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 250-10-S99 ("ASC 250-10-S99"), we evaluated these refunds and, based on an analysis of quantitative and qualitative factors, determined that they were not material to any of the prior reporting periods affected and, therefore, amendment of previously filed reports with the Securities and Exchange Commission was not required. However, if the adjustments to correct the cumulative effect of the aforementioned refunds had been recorded in the three and six months ended June 30, 2012, the impact would have been material to those two periods. Therefore, as required by Staff Accounting Bulletin ("SAB") 108, we have revised in this filing previously reported financial information for the fiscal years ended December 31, 2011, 2010, 2009, 2008, and 2007, and for the quarterly periods in fiscal years 2011 and 2010. Also, in accordance with SAB 108, we will include this revised financial information when we file subsequent reports on Form 10-Q and Form 10-K or files a registration statement under the Securities Act of 1933, as amended.
The prior period financial statements included in this filing have been revised to reflect the correction of the aforementioned errors, see Note 2 - "Correction of Previously Issued Consolidated Financial Statements," to our Condensed Consolidated Financial Statements included in Item 1 for additional information on these revisions. The condensed consolidated statement of operations for the quarter ended March 31, 2012 has not been restated. Revenue for the quarter ended March 31, 2012 was overstated by $0.3 million. This correction has been recorded as an adjustment to revenue in the quarter ended June 30, 2012, as this amount was not material to the operating results for the period then ended.
Despite the fact that our affected subsidiaries have refunded all of the reimbursements they received in connection with the Medicare Part B claims for all blood glucose tests after January 1, 2007, some refunded claims could nonetheless potentially lead to allegations that any of the affected subsidiaries are subject to sanctions under the Federal False Claims Act or the Federal Civil Monetary Penalties Law. Such sanctions could lead to any combination of a variety of criminal, civil and administrative penalties, which could be material both individually and in the aggregate. We cannot determine the likelihood that any penalties might be imposed related to this refund and has not accrued for any such penalties. See "Revenue we receive from Medicare and Medicaid is subject to potential retroactive reduction or repayment" in Part II, Item 1A of this report for additional information.

Industry Trends
Medicare and Medicaid Reimbursement
Rising healthcare costs due to a variety of factors, including an aging population and increasing life expectancies, has in recent years increased demand for post-acute healthcare services, such as skilled nursing, assisted living, home health care, hospice care and rehabilitation therapy. In an effort to mitigate the cost of providing healthcare benefits, third party payors including Medicare, Medicaid, managed care providers, insurance companies and others have increasingly encouraged the treatment of patients in lower-cost care settings. As a result, in recent years skilled nursing facilities, which typically have significantly lower cost structures than acute care hospitals and certain other post-acute care settings, have generally been serving larger populations of higher-acuity patients than in the past. Despite this growth in demand, uncertainty over Medicare and Medicaid reimbursement rates persists. Medicare and Medicaid reimbursement rates are subject to change from time to time and, because revenue derived directly or indirectly from Medicare and Medicaid reimbursement has historically comprised the most significant portion of our consolidated revenue, a reduction in rates could materially and adversely impact our revenue.
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
On July 29, 2011, the Centers for Medicare & Medicaid Services ("CMS") issued a final rule providing for, among other things, a net 11.1% reduction in PPS payments to skilled nursing facilities for CMS's fiscal year 2012 (which began October 1, 2011) as compared to PPS payments in CMS's fiscal year 2011 (which ended September 30, 2011). The 11.1% reduction was on a net basis, after the application of a 2.7% market basket increase, and reduced by a 1.0% multi-factor productivity adjustment required by the Patient Protection and Affordable Care Act of 2010 ("PPACA"). The final CMS rule also adjusted the method by which group therapy is counted for reimbursement purposes, and changed the timing in which patients who are receiving therapy must be reassessed for purposes of determining their RUG category.
On July 27, 2012, CMS issued a final rule providing for, among other things, a net 1.8% increase in PPS payments to skilled nursing facilities for CMS's fiscal year 2013 (which begins October 1, 2012) as compared to PPS payments in CMS's fiscal year 2012 (which ends September 30, 2012). The 1.8% increase was on a net basis, after the application of a 2.5% market basket increase, and reduced by a 0.7% multi-factor productivity adjustment required by PPACA.
In July 2012, CMS issued its final rule for hospice services its the 2013 fiscal year. The rule includes a market basket increase of 2.6%  less 0.3% reduction in the market basket as a result of the ACA and a 0.7% reduction due to productivity adjustment. After adjusting for the wage index in our hospice agencies, we estimate that the net impact on our hospice service operations will be a decrease of 0.7% in our reimbursement rates effective October 1, 2012.
Should future changes in PPS include further reduced rates or increased standards for reaching certain reimbursement levels (including as a result of automatic cuts tied to federal deficit cut efforts or otherwise), our Medicare revenues derived from our skilled nursing facilities (including rehabilitation therapy services provided at our skilled nursing facilities) could be reduced, with a corresponding adverse impact on our financial condition and results of operation. Our rehabilitation therapy, hospice and home health care businesses are also to a large degree directly or indirectly dependent on (and therefore affected by changes in) Medicare and Medicaid reimbursement rates. For example, our rehabilitation therapy business may have difficulty increasing or maintaining the rates it has negotiated with third party nursing facilities in light of the reduced PPS reimbursement rates that took effect on October 1, 2011 as discussed above or future reductions in reimbursement rates.
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

•
Nursing Home Transparency Requirements. In addition to expanded CMP provisions, PPACA imposes new transparency requirements for Medicare-participating nursing facilities. In addition to previously required disclosures regarding a facility's owners, management and secured creditors, PPACA expanded the required disclosures to include information regarding the facility's organizational structure, additional information on officers, directors, trustees and "managing employees" of the facility (including their names, titles, and start dates of services), and information regarding certain parties affiliated with the facility. The transparency provisions could result in the potential for greater government scrutiny and oversight of the ownership and investment structure for skilled nursing facilities, as well as more extensive disclosure of entities and individuals that comprise part of skilled nursing facilities' ownership and management structure.

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

•
Home and Community Based Services. PPACA provides that states can provide home and community-based attendant services and supports through the Community First Choice State plan option. States choosing to provide home and community based services under this option must make them available to assist with activities of daily living, instrumental activities of daily living and health related tasks under a plan of care agreed upon by the individual and his/her representative. For states that elect to make coverage of home and community-based services available through the Community First Choice State plan option, the percentage of the state's Medicaid expenses paid by the federal government will increase by 6 percentage points. PPACA also includes additional measures related to the expansion of community and home based services and authorizes states to expand coverage of community and home-based services to individuals who would not otherwise be eligible for them. The expansion of home-and-community based services could reduce the demand for the facility based services that we provide.

•
Health Care-Acquired Conditions. PPACA provides that the Secretary of Health and Human Services must prohibit payments to states for any amounts expended for providing medical assistance for certain medical conditions acquired during the patient's receipt of health care services. CMS adopted a final rule to implement this provision of PPACA in the third quarter of 2011. The rule prohibits states from making payments to providers under the Medicaid program for conditions that are deemed to be reasonably preventable. It uses Medicare's list of preventable conditions in inpatient hospital settings as the base (adjusted for the differences in the Medicare and Medicaid populations) and provides states the flexibility to identify additional preventable conditions and settings for which Medicaid payment will be denied.

•
Value-Based Purchasing. PPACA requires the Secretary of Health and Human Services to develop a plan to implement a value-based purchasing (“VBP”) program for payments under the Medicare program for skilled nursing facilities and to submit a report containing the plan to Congress. The intent of the provision is to potentially reconfigure how Medicare pays for health care services, moving the program towards rewarding better value, outcomes, and innovations, instead of volume. According to the plan submitted to Congress in June 2012, the funding for the VBP program could come from payment withholds from poor-performing skilled nursing facilities or by holding back a portion of the base payment rate or the annual update for all skilled nursing facilities. If a VBP program is ultimately implemented, it is uncertain what effect it would have upon skilled nursing facilities, but its funding or other provisions could negatively affect skilled nursing facilities.

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
Revenue
Revenue by Service Offering

We operate our business in three reportable operating segments: (i) long-term care services, which includes the operation skilled nursing and assisted living facilities and is the most significant portion of our business; (ii) our rehabilitation therapy services business; and (iii) our hospice and home health businesses. Our reporting segments are business units that offer different services, and that are managed separately due to the nature of services provided.
In our long-term care services segment, we derive the majority of our revenue by providing skilled nursing care and integrated rehabilitation therapy services to residents in our affiliated skilled nursing facilities. The remainder of our long-term care segment revenue is generated by our assisted living facilities, by our administration of an unaffiliated third party skilled nursing facility, and from our leasing of five skilled nursing facilities to an unaffiliated third party operator. In our therapy services segment, we derive revenue by providing rehabilitation therapy services to third-party facilities. In our hospice and home health services segment, we provide hospice and home health services.
The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2012		2011
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$156,267	71.9%	$164,899	76.6%	$(8,632)	(5.2)%
Assisted living facilities	6,895	3.2	6,737	3.1	158	2.3
Administration of third party facility	125	0.1	291	0.1	(166)	(57.0)
Facility lease revenue	768	0.3	746	0.4	22	2.9
Total long-term care services	164,055	75.5	172,673	80.2	(8,618)	(5.0)
Therapy services:
Third-party rehabilitation therapy services	26,385	12.1	23,703	11.0	2,682	11.3
Total therapy services	26,385	12.1	23,703	11.0	2,682	11.3
Hospice & home health services:
Hospice	20,576	9.5	15,832	7.4	4,744	30.0
Home Health	6,359	2.9	3,035	1.4	3,324	109.5
Total hospice & home health services	26,935	12.4	18,867	8.8	8,068	42.8
Total	$217,375	100.0%	$215,243	100.0%	$2,132	1.0%

	Six Months Ended June 30,
	2012		2011
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$315,251	72.2%	$339,945	77.7%	$(24,694)	(7.3)%
Assisted living facilities	13,809	3.2	13,461	3.1	348	2.6
Administration of third party facility	565	0.1	546	0.1	19	3.5
Facility lease revenue	1,522	0.3	746	0.2	776	104.0
Total long-term care services	331,147	75.8	354,698	81.1	(23,551)	(6.6)
Therapy services:
Third-party rehabilitation therapy services	52,501	12.1	45,893	10.5	6,608	14.4
Total therapy services	52,501	12.1	45,893	10.5	6,608	14.4
Hospice & home health services:
Hospice	40,330	9.2	30,159	6.9	10,171	33.7
Home Health	12,810	2.9	6,773	1.5	6,037	89.1
Total hospice & home health services	53,140	12.1	36,932	8.4	16,208	43.9
Total	$436,788	100.0%	$437,523	100.0%	$(735)	(0.2)%
Sources of Revenue
The following table sets forth revenue consolidated by state in dollars and as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2012		2011
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$88,694	40.8%	$87,759	40.8%
Texas	44,134	20.3	46,293	21.5
New Mexico	24,299	11.2	22,682	10.5
Nevada	16,209	7.5	14,706	6.8
Kansas	15,690	7.2	16,434	7.6
Missouri	14,286	6.6	15,583	7.2
Montana	3,996	1.8	3,189	1.5
Arizona	3,044	1.4	2,594	1.2
Iowa	2,739	1.3	2,683	1.3
Idaho	2,474	1.1	2,250	1.0
Nebraska	1,083	0.5	804	0.5
Other	727	0.3	266	0.1
Total	$217,375	100.0%	$215,243	100.0%

	Six Months Ended June 30,
	2012		2011
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$176,922	40.5%	$182,696	41.8%
Texas	89,794	20.6	92,402	21.1
New Mexico	48,900	11.2	44,853	10.3
Nevada	31,557	7.2	29,425	6.7
Kansas	31,393	7.2	34,246	7.8
Missouri	29,406	6.7	30,902	7.1
Montana	7,637	1.8	6,064	1.4
Arizona	7,042	1.6	5,487	1.3
Iowa	5,666	1.3	5,654	1.3
Idaho	4,897	1.1	4,441	1.0
Nebraska	1,942	0.4	804	0.2
Other	1,632	0.4	549	0.1
Total	$436,788	100.0%	$437,523	100.0%
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
Leased Facility Revenue. We lease five skilled nursing facilities in California to an unaffiliated third party operator. For additional information on the lease arrangement, see Note 6 - "Property and Equipment."
Therapy Services Segment
As of June 30, 2012, we provided rehabilitation therapy services to a total of 182 healthcare facilities, including 64 of our facilities, as compared to 176 facilities, including 64 of our facilities, as of June 30, 2011. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. The net increase of 6 facilities serviced was comprised of 28 new facilities serviced, net of 22 cancellations. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered. As of June 30, 2012, we provided rehabilitation therapy services to facilities in California, Nevada, New Mexico, Texas, Missouri, Nebraska, Iowa, and Indiana.
Hospice and Home Health Services Segment
Hospice. As of June 30, 2012, we provided hospice care in Arizona, California, Idaho, Montana, Nevada and New Mexico. We derive substantially all of the revenue from our hospice business from Medicare and managed care reimbursement.
Federal law imposes a Medicare payment cap on hospice service programs. We monitor the impact of the Medicare cap on our hospice business by attempting to address our average length-of-stay on an agency-by-agency basis. A key component of this strategy is to analyze each hospice agency's mix of patients and referral sources to achieve a desirable mix of the types of patients and referral sources that we serve in each of our agencies.
Home Health. We provided home health care in Arizona, California, Idaho, Montana, Nevada and New Mexico as of June 30, 2012. We derive the majority of the revenue from our home health business from Medicare. Net service revenue is recorded under the Medicare payment program based on a 60-day episodic payment rate that is subject to downward adjustment based on certain variables.
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

	Three Months Ended June 30,
	2012					2011
	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage
Medicare Part A	$45,476	$—	$23,299	$68,775	31.6%	$58,617	$—	$17,809	$76,426	35.5%
Medicare Part B	4,806	—	—	4,806	2.2	5,605	—	—	5,605	2.6
Medicaid	64,159	—	639	64,798	29.8	61,215	—	275	61,490	28.6
Subtotal Medicare and Medicaid	114,441	—	23,938	138,379	63.6	125,437	—	18,084	143,521	66.7
Managed Care Part A	23,302	—	1,153	24,455	11.3	20,489	—	108	20,597	9.6
Managed Care Part B	542	—	—	542	0.2	443	—	—	443	0.2
Private pay and other	25,770	26,385	1,844	53,999	24.9	26,304	23,703	675	50,682	23.5
Total	$164,055	$26,385	$26,935	$217,375	100.0%	$172,673	$23,703	$18,867	$215,243	100.0%

	Six Months Ended June 30,
	2012					2011
	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage
Medicare Part A	$94,663	$—	$46,541	$141,204	32.3%	$126,560	$—	$34,710	$161,270	36.8%
Medicare Part B	9,076	—	—	9,076	2.1	8,299	—	—	8,299	1.9
Medicaid	129,003	—	1,058	130,061	29.8	125,037	—	484	125,521	28.7
Subtotal Medicare and Medicaid	232,742	—	47,599	280,341	64.2	259,896	—	35,194	295,090	67.4
Managed Care Part A	46,216	—	2,258	48,474	11.1	42,491	—	299	42,790	9.8
Managed Care Part B	1,001	—	—	1,001	0.2	826	—	—	826	0.2
Private pay and other	51,188	52,501	3,283	106,972	24.5	51,485	45,893	1,439	98,817	22.6
Total	$331,147	$52,501	$53,140	$436,788	100.0%	$354,698	$45,893	$36,932	$437,523	100.0%

Medicare. Medicare is a federal health insurance program for people age 65 or older, people under age 65 with certain disabilities, and people of all ages with End-Stage Renal Disease. Part A of the Medicare program includes hospital insurance that helps to cover hospital inpatient care and skilled nursing facility inpatient care under certain circumstances (e.g., up to 100 days of inpatient skilled nursing coverage following a 3-day qualifying hospital stay, and no custodial or long-term care). It also helps cover hospice care and some home health care. Skilled nursing facilities are paid under Medicare Part A on the basis of a prospective payment system, or PPS. The PPS payment rates are adjusted for case mix and geographic variation in wages and cover all costs of furnishing covered skilled nursing facilities services (routine, ancillary, and capital-related costs). The amount to be paid is determined by classifying each patient into a resource utilization group, or RUG, category, which is based upon the patient's acuity level. CMS generally evaluates and adjusts payment rates on an annual basis.
Medicaid. Medicaid is a state-administered medical assistance program for the indigent, operated by the individual states with the financial participation of the federal government. Each state has relatively broad discretion in establishing its Medicaid reimbursement formulas and coverage of service, which must be approved by the federal government in accordance with federal guidelines. All states in which we operate cover long-term care services for individuals who are Medicaid eligible and qualify for institutional care. Providers must accept the Medicaid reimbursement level as payment in full for services rendered. Medicaid programs generally make payments directly to providers, except in cases where the state has implemented a Medicaid managed care program, under which providers receive Medicaid payments from managed care organizations (MCOs) that have subcontracted with the Medicaid program. All states in which we currently do business have all, or a portion of, their Medicaid population enrolled in a Medicaid MCO. PPACA provides for increased financial participation by the federal government in a state's Medicaid program if the state chooses to expand its Medicaid program as contemplated by PPACA. However, states are not required to expand their Medicaid programs and it is uncertain as to which states, including states in which we operate, will choose to expand their programs.
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

Results of Operations
The following table summarizes some of our key performance indicators, along with other statistics, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Occupancy statistics (skilled nursing facilities):
Available beds in service at end of period	8,805	8,819	8,805	8,819
Available patient days	801,743	802,649	1,603,269	1,627,402
Actual patient days	665,486	662,220	1,333,679	1,353,028
Occupancy percentage	83.0%	82.5%	83.2%	83.1%
Average daily number of patients	7,313	7,277	7,328	7,475

Hospice average daily census	1,402	1,085	1,389	1,039
Home health episodic-based admissions	2,099	874	4,084	1,855
Home health episodic-based recertifications	360	151	693	298

Revenue per patient day (skilled nursing facilities prior to intercompany eliminations)
LTC only Medicare (Part A)	$513	$572	$509	$572
Medicare blended rate (Part A & B)	567	627	571	625
Managed care (Part A)	385	383	384	387
Managed care blended rate (Part A & B)	394	391	392	395
Medicaid	157	154	157	154
Private and other	173	175	181	178
Weighted-average for all	$237	$251	$239	$252

Patient days by payor (skilled nursing facilities):
Medicare	88,690	102,444	181,724	215,727
Managed care	60,464	53,467	120,486	109,684
Skilled Mix	149,154	155,911	302,210	325,411
Private pay and other	107,242	109,050	211,442	215,104
Medicaid	409,090	397,259	820,027	812,513
Total	665,486	662,220	1,333,679	1,353,028

Patient days as a percentage of total patient days (skilled nursing facilities):
Medicare	13.3%	15.5%	13.6%	15.9%
Managed care	9.1	8.0	9.0	8.2
Skilled Mix	22.4	23.5	22.6	24.1
Private pay and other	16.1	16.5	15.9	15.8
Medicaid	61.5	60.0	61.5	60.1
Total	100%	100%	100%	100%

Revenue for total company:
Medicare	33.8%	38.1%	34.4%	38.7%
Managed care, private pay, and other	36.4	33.3	35.8	32.6
Quality mix	70.2	71.4	70.2	71.3
Medicaid	29.8	28.6	29.8	28.7
Total	100%	100%	100%	100%

The following table sets forth details of our revenue, expenses, and net income and other items as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	82.9	79.6	83.2	79.2
Rent cost of revenue	2.1	2.1	2.1	2.1
General and administrative	3.0	3.4	2.8	3.2
Depreciation and amortization	3.0	3.0	3.0	2.9
	91.0	88.1	91.1	87.4
Other income (expenses):
Interest expense	(4.8)	(4.5)	(4.6)	(4.5)
Interest income	0.1	0.1	0.1	0.1
Other income (expense)	—	—	—	(0.1)
Equity in earnings of joint venture	0.2	0.3	0.2	0.3
Debt retirement costs	(1.8)	—	(0.9)	—
Total other income (expenses), net	(6.3)	(4.1)	(5.2)	(4.2)
Income from continuing operations before provision for income taxes	2.7	7.8	3.7	8.4
Provision for income taxes	1.1	3.0	1.5	3.3
Net income	1.6%	4.8%	2.2%	5.1%

Adjusted EBITDA(1)	12.3%	15.6%	12.1%	16.0%
Adjusted EBITDAR(2)	14.4%	17.8%	14.2%	18.1%

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reconciliation from net income to EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR (in thousands):
Net income	$3,497	$10,384	$9,834	$22,045
Interest expense, net of interest income	10,389	9,454	19,809	19,225
Provision for income taxes	2,355	6,467	6,391	14,476
Depreciation and amortization expense	6,591	6,432	12,866	12,577
EBITDA(1)	22,832	32,737	48,900	68,323
Rent cost of revenue	4,539	4,547	9,095	9,117
EBITDAR(2)	27,371	37,284	57,995	77,440
EBITDA(1)	22,832	32,737	48,900	68,323
Debt retirement costs	3,958	—	3,958	—
Disposals of property and equipment	—	3	—	293
Expenses related to the exploration of strategic alternatives	—	474	—	716
Exit costs related to the Northern California divestiture	—	435	—	820
Adjusted EBITDA(1)	26,790	33,649	52,858	70,152
Rent cost of revenue	4,539	4,547	9,095	9,117
Adjusted EBITDAR(2)	$31,329	$38,196	$61,953	$79,269

(1)
We define EBITDA as net income (loss) before depreciation, amortization and interest expense (net of interest income) and the provision for income taxes. Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the periods presented in this report includes gains or losses on debt retirement costs, the disposal of property and equipment, expenses related to the exploration of strategic alternatives, and exit costs related to the disposition of certain of our operations in Northern California (each to the extent applicable in the appropriate period.)

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
Specifically, we believe that a report of EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR provides consistency in our financial reporting and provides a basis for the comparison of results of core business operations between our current, past and future periods. EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR are primary indicators management uses for planning and forecasting in future periods, including trending and analyzing the core operating performance of our business from period-to-period without the effect of accounting principles generally accepted in the United States of America ("U.S. GAAP"), expenses, revenues and gains (losses) that we believe are unrelated to the day-to-day performance of our business. We also use EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR to benchmark the performance of our business against expected results, analyzing year-over-year trends as described below and to compare our operating performance to that of our competitors.
Management, including operating company based management, uses EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR to assess the performance of our core business operations, to prepare operating budgets and to measure our performance against those budgets on a consolidated and segment level. Segment management uses these metrics to measure performance on a business-by-business level. We typically use Adjusted EBITDA and Adjusted EBITDAR for these purposes on a consolidated basis as the adjustments to EBITDA and EBITDAR are not generally allocable to any individual business unit and we typically use EBITDA and EBITDAR to compare the operating performance of each skilled nursing facility, assisted living facility, or other business unit as well as to assess the performance of our operating segments. EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR are useful in this regard because they do not include such costs as interest expense (net of interest income), income taxes, depreciation and amortization expense, rent cost of revenue (in the case of EBITDAR and Adjusted EBITDAR) and special charges, which may vary from business unit to business unit and period-to-period depending upon various factors, including the method used to finance the business, the amount of debt that we have determined to incur, whether a facility is owned or leased, the date of acquisition of a facility or business, the original purchase price of a facility or business unit or the tax law of the state in which a business unit operates. We believe these types of charges are dependent on factors unrelated to the underlying business unit performance. As a result, we believe that the use of EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR provides a meaningful and consistent comparison of our underlying businesses and facilities between periods by eliminating certain items required by U.S. GAAP which have little or no significance to their day-to-day operations.
Finally, we use Adjusted EBITDA to determine compliance with our debt covenants and assess our ability to borrow additional funds and to finance or expand operations. Our senior secured credit facility uses a measure substantially similar to Adjusted EBITDA as the basis for determining compliance with our financial covenants, specifically our minimum interest coverage ratio and our maximum total leverage ratio, and for determining the interest rate of our first lien term loan. For example, the senior secured credit facility includes adjustments to EBITDA for (i) gain or losses on sale of assets, (ii) the write-off of deferred financing costs of extinguished debt, (iii) pro forma adjustments for acquisitions to show a full year of EBITDA and interest expense, (iv) sponsorship fees paid to Onex which totals $0.5 million annually, (v) non-cash stock compensation and (vi) impairment of long-lived assets. Our noncompliance with these financial covenants could lead to acceleration of amounts due under our senior secured credit facility.
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
Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
Revenue. Revenue increased by $2.2 million, or 1.0%, to $217.4 million in the three months ended June 30, 2012 from $215.2 million in the three months ended June 30, 2011.
Long term care services

	Three Months Ended June 30,
	2012		2011		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$156.3	71.9%	$164.9	76.6%	$(8.6)	(5.2)%
Assisted living facilities	6.9	3.2	6.7	3.1	0.2	2.3
Administration of third party facility	0.1	0.1	0.3	0.1	(0.2)	(57.0)
Leased facility revenue	0.7	0.3	0.7	0.4	—	2.9
Total long-term care services	$164.0	75.5%	$172.6	80.2%	$(8.6)	(5.0)%

Skilled nursing facilities revenue decreased $8.6 million in the first quarter of 2012 as compared to the first quarter of 2011, with the decrease coming from skilled nursing facilities operated for all of the three months ended June 30, 2012 and 2011. The decrease resulted primarily from a $9.3 million decrease in revenue due to a lower weighted average per patient day ("PPD") Medicare reimbursement rate, offset by a $0.7 million increase in revenue due to higher occupancy rates. We experienced an increase in our average daily census ("ADC") and average length of stay ("ALOS") in our same store skilled nursing facilities in the second quarter of 2012 as compared to the second quarter of 2011. The decrease in PPD rates was primarily a result of the Medicare rate cut discussed below as well as a shift from Medicare days to Managed Medicare days as more seniors elect Medicare Advantage. Medicare Advantage plans are operated by private companies, to which Medicare pays a fixed monthly amount per enrollee to provide the enrollees healthcare services that would otherwise be reimbursed through Medicare's standard PPS system. A decrease in our skilled mix also contributed to the decline in PPD rates. Our average daily Part A Medicare rate decreased 10.3% to $513 in the three months ended June 30, 2012 from $572 in the three months ended June 30, 2011, primarily due to the decrease of our skilled nursing Medicare rates by 11.1%, effective October 1, 2011, which will continue to negatively impact skilled nursing revenues in future periods. Our average daily Medicaid rate increased 2.0% to $157 per day in the three months ended June 30, 2012 from $154 per day in the three months ended June 30, 2011, primarily due to increased Medicaid rates in California, Kansas, Missouri and Nevada. These increases in Medicaid rates were substantially offset by increases in the provider taxes in those states. We expect moderate weighted average Medicaid rate increases in the second half for 2012. The increase of $0.2 million at our assisted living facilities in the second quarter of 2012 as compared to the second quarter of 2011 was due primarily to the July 2011 acquisition of Vintage Park at San Martin in Las Vegas, Nevada. Our revenue related to the administration of a third party facility decreased $0.2 million in the second quarter of 2012 as compared to the second quarter of 2011.
Therapy services

	Three Months Ended June 30,
	2012		2011		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$42.2	19.2%	$39.7	18.4%	$2.5	6.3%
Intersegment elimination of services related to affiliated entities	(15.8)	(7.3)	(16.0)	(7.4)	0.2	(1.3)
Third party therapy services	$26.4	11.9%	$23.7	11.0%	$2.7	11.3%

Of the $2.7 million increase in third party therapy services revenue, $0.7 million was related to the net addition of new third party contracts added since the second quarter of 2011. The remaining balance of the increase resulted primarily from an increase in Medicare Part B growth at third party facilities serviced for all of the three months ended June 30, 2012 and 2011.
Hospice & Home Health services

	Three Months Ended June 30,
	2012		2011		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$20.6	9.5%	$15.8	7.4%	$4.7	30.0%
Home Health	6.3	2.9	3.0	1.4	3.4	109.5
Total hospice & home health services	$26.9	12.4%	$18.8	8.7%	$8.1	42.8%

Hospice and home health services revenue increased $8.1 million in the second quarter of 2012 as compared to the second quarter of 2011. Hospice revenue increased by $4.7 million, with $1.8 million of the increase coming from hospice businesses operated for all of the three months ended June 30, 2012 and 2011. An increase in average daily census accounted for $1.5 million of the increase, with the remaining $0.3 million increase resulting from a higher weighted average PPD rate. Additionally, there was an increase of $2.9 million due to the acquisition of Cornerstone Hospice ("Cornerstone") in October 2011. For the quarters ended June 30, 2012 and 2011, we recorded hospice Medicare cap expenses of $0.3 million and $0.1 million, respectively, as adjustments to revenue. The increase of $3.4 million at our home health business in the second quarter of 2012 as compared to the second quarter of 2011 was primarily due to the acquisition of Altura Homecare & Rehab in July 2011 ("Altura").
Cost of Services Expenses. Cost of services expenses increased $9.0 million, or 5.2%, to $180.2 million, or 82.9% of revenue, in the three months ended June 30, 2012, from $171.2 million, or 79.5% of revenue, in the three months ended June 30, 2011. The increase in cost of services expense as a percentage of revenue is primarily attributable to the impact of the Medicare rate cut previously discussed.

Long term care services

	Three Months Ended June 30,
	2012		2011		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$126.9	81.2%	$126.8	76.9%	$0.1	0.1%
Assisted living facilities	4.7	68.8	4.8	70.5	(0.1)	(0.1)
Regional operations support	5.0	n/a	6.5	n/a	(1.5)	(22.6)
Total long-term care services	$136.6	83.3%	$138.1	80.0%	$(1.5)	(1.0)%

Cost of services expenses at our skilled nursing facilities increased $0.1 million in the second quarter of 2012 as compared to the second quarter of 2011. The $0.1 million increase was related to operating costs at facilities acquired or developed prior to January 1, 2011 and resulted from an increase in patient days offset by a 0.4% decrease in operating costs, which dropped to $190.50 PPD in the three months ended June 30, 2012 from $191.34 PPD for the three months ended June 30, 2011. These additional operating costs resulted from a $0.9 million increase in labor costs, which represented an increase of $0.74, or 0.7%, on a PPD basis offset by a decrease of $0.8 million in insurance, bad debt, and other operating expenses. Cost of services expenses at our assisted living facilities decreased $0.1 million in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Cost of services expenses for our regional operations support decreased $1.5 million in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to a decrease in severance expense, headcount reduction, and a decrease in purchased services.

Therapy services

	Three Months Ended June 30,
	2012			`	2011			Increase/(Decrease)
	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue		Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

								Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$42.2	$38.5	91.2%		$39.7	$34.5	86.9%	$4.0	11.5%
Total therapy services	$42.2	$38.5	91.2%		$39.7	$34.5	86.9%	$4.0	11.5%

Rehabilitation therapy costs of services as a percentage of revenue increased in the three months ended June 30, 2012, as compared to the same period in 2011, primarily due to regulatory changes to group therapy discussed below, which has resulted in a requirement for more treatment time by licensed therapists. CMS rulemaking effective for its fiscal year 2012 (which began October 1, 2011) effectively creates a disincentive for providing group therapy treatments in contrast to its policies that promoted such efficiencies in prior fiscal years. CMS also made changes effective October 1, 2011 that require additional therapy time to provide more frequent assessments of the patients we treat. These two factors have negatively impacted the margins of the therapy business. Though these factors have increased our operating costs we have seen improvements in our rehabilitation therapy costs as a percentage of revenue as the result of increased productivity efficiencies gained through using technology to reduce the time therapists must spend on administrative tasks.

Hospice and home health services

	Three Months Ended June 30,
	2012		2011		Increase/(Decrease)
	Cost of Service Dollars	Percentage of Revenue	Cost of Service Dollars	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Hospice	$15.8	76.6%	$11.9	74.9%	$3.9	33.0%
Home Health	5.7	89.5	3.3	109.2	2.4	71.7
Total hospice & home health services	$21.5	79.7%	$15.2	80.4%	$6.3	41.5%
Cost of services expenses related to our hospice business increased $3.9 million in the second quarter of 2012 as compared to the second quarter of 2011. The change was primarily due to an increase of $2.2 million due to the acquisition of Cornerstone and $1.7 million of additional expenses at our existing hospice business. The $1.7 million increase resulted from an increase in operating costs of $5.01 PPD, or 4.2%, to $125.06 PPD in the three months ended June 30, 2012 from $120.05 for the three months ended June 30, 2011. These additional operating costs resulted from a $1.0 million increase in labor costs, which represented an increase of $2.46, or 3.0%, on a PPD basis. Additionally, the increase in operating costs resulted from a $0.9 million increase in supplies, purchased services, and other operating expenses. Cost of services related to our home health business increased $2.4 million in the second quarter of 2012 as compared to the second quarter of 2011 primarily due to the acquisition of Altura in July 2011.
Rent cost of revenue. Rent cost of revenue remained consistent at $4.5 million in the three months ended June 30, 2012 and June 30, 2011.
General and Administrative Services Expenses. Our general and administrative services expenses decreased $0.8 million, or 11.2%, to $6.4 million, or 3.0% of revenue, in the three months ended June 30, 2012 from $7.2 million, or 3.4% of revenue, in the three months ended June 30, 2011. The decrease is primarily a result of a decrease in purchased services. In the second quarter of 2011 we incurred costs relating to exploring strategic alternatives.

Depreciation and Amortization. Depreciation and amortization increased by $0.2 million, or 2.5%, to $6.6 million, or 3.0% of revenue, in the three months ended June 30, 2012 from $6.4 million, or 3.0% of revenue, in the three months ended June 30, 2011. This increase is primarily a result of the change in fair value related to the contingent consideration due to the Hospice/Home Health acquisition in 2010, Altura acquisition in July 2011, and the Cornerstone acquisition in October 2011. Additionally, there was an increase in depreciation expense from more assets being placed into service during 2011 and 2012, offset by a decrease of intangible amortization.

Interest Expense. Interest expense increased by $0.8 million, or 8.4%, to $10.5 million, or 4.8% of revenue, in the three months ended June 30, 2012 from $9.7 million, or 4.5% of revenue, in the three months ended June 30, 2011. The increase in our interest expense was primarily due to an increase in the average debt outstanding for the three months ended June 30, 2012 to $518.8 million from $500.2 million for the three months ended June 30, 2011. The increase in average debt outstanding was a result of having the senior subordinated notes outstanding for 30 days after we completed the $100.0 million expansion of our term debt as we were required to provide a 30 day redemption notice for the senior subordinated notes. This also resulted in increasing the average rate by 1.5% for the period as the senior subordinated notes had a higher interest rate than our credit facility.
Interest Income. Interest income decreased $0.1 million, to $0.1 million, or 0.1% of revenue in the three months ended June 30, 2012 from $0.2 million, or 0.1% of revenue for the three months ended June 30, 2011.
Equity in Earnings of Joint Venture. Equity earnings of our pharmacy joint venture remained consistent at $0.5 million in the three months ended June 30, 2012 and June 30, 2011.
Debt Retirement Costs. Debt retirement costs of $4.0 million for the three months ended June 30, 2012 was due to the expensing of fees paid in connection with the refinancing and existing deferred financing fees of $3.8 million and original issue discount of $0.2 million both associated with the redemption of the 2014 Notes in May 2012 and the $100 million expansion of our term debt.
Income before provision for income taxes. Income before provision for incomes taxes decreased by $11.0 million to $5.9 million in the three months ended June 30, 2012 from $16.9 million in the three months ended June 30, 2011. The $11.0 million decrease was related primarily to an increased cost of services of $9.0 million, an increase in debt retirement costs of $4.0 million, and an increase in interest expense of $0.8 million offset by a decrease in general and administrative expense of $0.8 million and an increase in revenue of $2.1 million, all discussed above.
Provision for Income Taxes. We recorded a tax expense of $2.4 million, or 40.2% of pre-tax earnings, for the three months ended June 30, 2012, as compared to a tax expense of $6.5 million, or 38.4% of pre-tax earnings, for the three months ended June 30, 2011. The decrease in tax expense was primarily a result of the decrease in pre-tax earnings for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011 which influenced the tax rate for the three months ended June 30, 2012.
Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
Revenue. Revenue decreased by $0.7 million, or 0.2%, to $436.8 million in the six months ended June 30, 2012 from $437.5 million in the six months ended June 30, 2011.
Long term care services

	Six Months Ended June 30,
	2012		2011		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$315.2	72.2%	$339.9	77.7%	$(24.7)	(7.3)%
Assisted living facilities	13.8	3.2	13.5	3.1	0.3	2.6
Administration of third party facility	0.6	0.1	0.5	0.1	0.1	3.5
Leased facility revenue	1.5	0.3	0.7	0.2	0.8	104.0
Total long-term care services	$331.1	75.8%	$354.6	81.1%	$(23.5)	(6.6)%
Skilled nursing facilities revenue decreased $24.7 million in the first six months of 2012 as compared to the first six months of 2011. Revenue decreased $17.7 million for skilled nursing facilities operated for all of the six months ended June 30, 2012 and 2011, primarily as a result of a $19.5 million decrease to a lower weighted average PPD rate, offset by a $1.8 million increase due to higher occupancy rates. We experienced an increase in our ADC and ALOS in our same store skilled nursing facilities in the first six months of 2012 as compared to the first six months of 2011. The decrease in PPD rates was the result of the Medicare rate cut discussed below, a decrease in our skilled mix, and a shift from Medicare days to Managed Medicare days as more seniors elect Medicare Advantage. Additionally, there was an increase of $0.8 million in revenue from our commencement of operations at the Rehabilitation Center of Omaha in April 2011 offset by a decrease of $7.8 million in revenue from the transfer of operations of five skilled nursing facilities in northern California to an unaffiliated third party operator in April 2011. Our average daily Part A Medicare rate decreased 11.0% to $509 in the six months ended June 30, 2012 from $572 in the six months ended June 30, 2011, primarily due to the decrease of our skilled nursing Medicare rates by 11.1%, effective October 1, 2011, which will continue to negatively impact skilled nursing revenues in future periods. Our average daily Medicaid rate increased 2.0% to $157 per day in the six months ended June 30, 2012 from $154 per day in the six months ended June 30, 2011, primarily due to increased Medicaid rates in California, Kansas, Missouri, and Nevada. These increases in Medicaid rates were substantially offset by increases in the provider taxes in those states. As discussed above, we expect moderate weighted average Medicaid rate increases in the second half for 2012. The increase of $0.3 million at our assisted living facilities in the first six months of 2012 as compared to the six months of 2011 was due to the July 2011 acquisition of Vintage Park at San Martin in Las Vegas, Nevada.
Therapy services

	Six Months Ended June 30,
	2012		2011		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$84.3	19.2%	$79.1	17.7%	$5.2	7.1%
Intersegment elimination of services related to affiliated entities	(31.8)	(7.3)	(33.2)	(7.7)	1.4	(6.4)
Third party therapy services	$52.5	12.1%	$45.9	10.5%	$6.6	14.4%

Of the $6.6 million increase, $0.9 million was related to therapy services provided at the five Northern California facilities at which operations were transferred to an independent third party operator in April 2011 and $2.8 million was related to the net addition of new third party contracts added since the second quarter of 2011. The remaining balance of the increase resulted primarily from an increase in Medicare Part B growth at third party facilities operated for all of the six months ended June 30, 2012 and 2011.
Hospice & Home Health services

	Six Months Ended June 30,
	2012		2011		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$40.3	9.2%	$30.2	6.9%	$10.2	33.7%
Home Health	12.8	2.9	6.8	1.5	6.0	89.1
Total hospice & home health services	$53.1	12.1%	$37.0	8.4%	$16.2	43.9%

Hospice and home health services revenue increased $16.2 million in the first six months of 2012 as compared to the first six months of 2011. Revenue increased $4.2 million for hospice business operated for all of the six months ended June 30, 2012 and 2011, as a result of a $4.4 million increase due to an increase in average daily census, offset by a $0.2 million decrease due to a lower weighted average PPD rate. Additionally, there was an increase of $6.0 million due to the acquisition of Cornerstone. For the first six months ended June 30, 2012 and 2011, we recorded hospice Medicare cap expenses of $0.8 million and $0.1 million, respectively, as adjustments to revenue. Revenue increased $6.0 million at our home health businesses in the six months ended June 30, 2012 as compared to the same period in 2011. Of the $6.0 million increase, $1.6 million was from home health agencies operated for all of both periods, with a $2.6 million increase from an increase in episodes, offset by a $1.0 million decrease in rate per episode. The decrease in rate per episode was due to a patient mix increase of commercial insurance payor versus Medicare payor. The remaining balance of the increase in home health revenue was due to acquisitions.
Cost of Services Expenses. Cost of services expenses increased $16.6 million, or 4.8%, to $363.3 million, or 83.2% of revenue, in the six months ended June 30, 2012, from $346.7 million, or 79.2% of revenue, in the six months ended June 30, 2011. The increase in cost of services expense as a percentage of revenue is primarily attributable to the impact of the Medicare rate cut previously discussed.

Long term care services

	Six Months Ended June 30,
	2012		2011		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$256.0	81.2%	$261.1	76.8%	$(5.1)	(1.9)%
Assisted living facilities	9.9	71.4	9.6	71.0	0.4	3.7
Regional operations support	10.6	n/a	12.8	n/a	(2.3)	(17.7)
Total long-term care services	$276.5	83.5%	$283.5	79.9%	$(7.0)	(2.5)%
Cost of services expenses at our skilled nursing facilities decreased $5.1 million in the first six months of 2012 as compared to the first six months of 2011. This decrease was substantially due to a decrease of $7.1 million in expenses resulting from the transfer of operations of five skilled nursing facilities in northern California to an unaffiliated third party operator in April 2011 offset by $0.7 million of additional expenses due to the acquisition of a leasehold interest by the Rehabilitation Center of Omaha in April 2011 and $1.3 million of additional expenses from operating costs increasing at facilities acquired or developed prior to January 1, 2011. The $1.3 million increase resulted from an increase in patient days at our facilities operated for all of both periods offset by a decrease in operating costs of $0.11 PPD, or 0.1%, to $192.13 PPD in the six months ended June 30, 2012 from $192.24 PPD for the six months ended June 30, 2011. These additional operating costs resulted from a $3.0 million increase in labor costs, which represented an increase of $1.67, or 1.5%, on a PPD basis offset by a decrease of $1.7 million in insurance, bad debt, and other operating expenses. Cost of services expenses at our assisted living facilities increased $0.4 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase was primarily due to the July 2011 acquisition of Vintage Park at San Martin in Las Vegas, Nevada. Cost of services expenses for our regional operations support decreased $2.3 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to a decrease in severance expense, a headcount reduction, and a decrease in purchased services.

Therapy services

	Six Months Ended June 30,
	2012			`	2011			Increase/(Decrease)
	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue		Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

								Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$84.3	$77.5	91.9%		$79.1	$67.8	85.7%	$9.7	14.3%
Total therapy services	$84.3	$77.5	91.9%		$79.1	$67.8	85.7%	$9.7	14.3%

Rehabilitation therapy costs as a percentage of revenue increased in the six months ended June 30, 2012, as compared to the same period in 2011, primarily due to regulatory changes to group therapy, which has resulted in a requirement for more treatment time by licensed therapists. CMS rulemaking effective for its fiscal year 2012, which began October 1, 2011 effectively creates a financial penalty for providing group therapy treatments in contrast to its policies that promoted such efficiencies in prior fiscal years. CMS also made changes effective October 1, 2011 that require additional therapy time to provide more frequent assessments of the patients we treat. These two factors will continue to negatively impact the margins of the therapy business in future periods. Though these factors have increased our operating costs we have seen improvements in our rehabilitation therapy costs as a percentage of revenue as the result of increased productivity efficiencies gained through using technology to reduce the time therapists must spend on administrative tasks.

Hospice and home health services

	Six Months Ended June 30,
	2012		2011		Increase/(Decrease)
	Cost of Service Dollars	Percentage of Revenue	Cost of Service Dollars	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Hospice	$31.4	77.8%	$22.8	75.6%	$8.6	37.7%
Home Health	11.1	87.1	6.7	98.4	4.4	67.4
Total hospice & home health services	$42.5	80.1%	$29.5	79.8%	$13.0	44.4%
Cost of services expenses related to our hospice business increased $8.6 million in the first six months of 2012 as compared to the first six months of 2011. The change was primarily due to an increase of $4.4 million due to the acquisition of Cornerstone and $4.2 million of additional expenses at our existing hospice business. The $4.2 million increase resulted from an increase in operating costs of $3.86 PPD, or 3.2%, to $125.13 PPD in the three months ended June 30, 2012 from $121.27 for the six months ended June 30, 2011. These additional operating costs resulted from a $2.8 million increase in labor costs, which represented an increase of $2.09, or 2.5%, on a PPD basis. Additionally, the increase in operating costs resulted from a $1.4 million increase in supplies, purchased services, and other operating expenses. Cost of services related to our home health business increased $4.4 million in the first six months of 2012 as compared to the first six months of 2011 primarily due to the acquisition of Altura in July 2011.
Rent cost of revenue. Rent cost of revenue remained consistent at $9.1 million in the six months ended June 30, 2012 and June 30, 2011.
General and Administrative Services Expenses. Our general and administrative services expenses decreased $1.6 million, or 11.3%, to $12.5 million, or 2.8% of revenue, in the six months ended June 30, 2012 from $14.1 million, or 3.2% of revenue, in the six months ended June 30, 2011. The decrease is primarily a result of a decrease in compensation expense and purchased services. Also, in the first six months of 2011 we incurred costs relating to exploring strategic alternatives.

Depreciation and Amortization. Depreciation and amortization increased by $0.3 million, or 2.3%, to $12.9 million, or 2.9% of revenue, in the six months ended June 30, 2012 from $12.6 million, or 3.0% of revenue, in the six months ended June 30, 2011. This increase is primarily a result of the change in fair value related to the contingent consideration due to the

Hospice/Home Health acquisition in 2010, Altura acquisition in July 2011, and the Cornerstone acquisition in October 2011. Additionally, there was an increase in depreciation expense from more assets being placed into service during 2011 and 2012, offset by a decrease of intangible amortization.

Interest Expense. Interest expense increased by $0.5 million, or 2.4%, to $20.1 million, or 4.6% of revenue, in the six months ended June 30, 2012 from $19.6 million or 4.5% of revenue, in the six months ended June 30, 2011. The increase in interest expense was primarily due to senior subordinated notes being outstanding for 30 days after we completed the $100.0 million expansion of our term debt as we were required to provide a 30 day redemption notice for the senior subordinated notes which resulted in increasing the average rate for the period as the senior subordinated notes had a higher interest rate than our credit facility. This increase was offset by the decrease in the average debt outstanding for the six months ended June 30, 2012 to $501.2 million from $512.2 million for the six months ended June 30, 2011. The decrease in average debt outstanding was the result of the use of operating cash flows to reduce debt.
Interest Income. Interest income remained consistent at $0.3 million for the six months ended June 30, 2012 and 2011.
Equity in Earnings of Joint Venture. Equity earnings of our pharmacy joint venture decreased $0.1 million, or 13.5%, to $1.0 million for the six months ended June 30, 2012 from $1.1 million in the six months ended June 30, 2011.
Debt Retirement Costs. Debt retirement costs of $4.0 million for the six months ended June 30, 2012 was due to the expensing of fees paid in connection with the refinancing and existing deferred financing fees of $3.8 million and original issue discount of $0.2 million associated with the redemption of the 2014 Notes in May 2012 and the $100 million expansion of our term debt.
Income before provision for income taxes. Income before provision for incomes taxes decreased by $20.3 million to $16.2 million in the six months ended June 30, 2012 from $36.5 million in the six months ended June 30, 2011. The $20.3 million decrease was related primarily to a decrease in revenue of $0.7 million, an increase of $16.6 million in cost of services, an increase in debt retirement costs of $4.0 million and increased interest expense of $0.5 million offset by a decrease in general and administrative services expenses of $1.6 million, all discussed above.
Provision for Income Taxes. We recorded a tax expense of $6.4 million, or 39.4% of pre-tax earnings, for the six months ended June 30, 2012, as compared to a tax expense of $14.5 million, or 39.6% of pre-tax earnings, for the six months ended June 30, 2011. The decrease in tax expense was primarily a result of the decrease in pre-tax earnings for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.
Liquidity and Capital Resources
The following table presents selected data from our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash Flows from Continuing Operations
Net cash provided by operating activities	$14,120	$45,230
Net cash used in investing activities	(7,100)	(6,173)
Net cash used in financing activities	(17,465)	(28,234)
Net (decrease) increase in cash and cash equivalents	(10,445)	10,823
Cash and cash equivalents at beginning of period	16,017	4,192
Cash and cash equivalents at end of period	$5,572	$15,015
Based upon our current level of operations, we believe that cash generated from operations, cash on hand and borrowings available to us will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next 12 months. One element of our business strategy is to selectively pursue acquisitions and strategic alliances. Any acquisitions or strategic alliances may result in our incurrence or assumption of additional indebtedness. We assess our capital needs on an ongoing basis and may from time to time seek additional financing through a variety of methods, including through an extension of our senior secured credit facility, or by accessing available debt and equity markets, and participation in Housing and Urban Development ("HUD") or other government loan programs, as considered necessary to fund capital expenditures and potential acquisitions, refinance existing debt, or for other purposes. Our future operating performance will be subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond our control. For additional discussion, see "Other Factors Affecting Liquidity and Capital Resources" below.
Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

At June 30, 2012, we had cash and cash equivalents of $5.6 million. Our available cash is held in accounts at third-party financial institutions. We have periodically invested in AAA-rated money market funds. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.
Net cash used in operating activities in the six months ended June 30, 2012 was $14.1 million, compared to the $45.2 million provided by operating activities in the six months ended June 30, 2011. The change was primarily due to a decrease in net income in 2011 and to a benefit received in the first quarter of 2011 from deferred income tax assets in relation to the legal settlement of $53.5 million for the year ended December 31, 2010. The legal settlement was not distributed from escrow until 2011 and as a result the tax benefit was not realized until 2011.
Net cash used in investing activities in the six months ended June 30, 2012 was $7.1 million, compared to the $6.2 million in the six months ended June 30, 2011. The capital expenditures for the six months ended June 30, 2012 was primarily related to routine capital expenditures.
Net cash used in financing activities in the six months ended June 30, 2012 was $17.5 million, compared to the $28.2 million in the six months ended June 30, 2011. The higher operating cash flows in the first half of 2011 were used to reduce outstanding borrowings on the revolving credit facility
Principal Debt Obligations
Our primary sources of liquidity are our cash on hand, our cash flows from operations and our senior secured credit facility, which is subject to the satisfaction of certain financial covenants therein. Our primary liquidity requirements are for debt service on our first lien senior secured term loan, capital expenditures and working capital.
We are significantly leveraged. As of June 30, 2012, we had $463.4 million in aggregate indebtedness outstanding, consisting of $413.3 million first lien senior secured term loan (net of the unamortized portion of the original issue discount ("OID") of $3.5 million), $45.5 million principal amount outstanding under our $100.0 million revolving credit facility, and other debt of approximately $4.6 million. Furthermore, we had $3.9 million in outstanding letters of credit against our $100.0 million revolving credit facility, leaving approximately $50.6 million of additional borrowing capacity under our senior secured credit facility as of June 30, 2012. Substantially all of our subsidiaries guarantee the first lien senior secured term loan and our revolving credit facility.
If our remaining ability to borrow under our revolving credit facility is insufficient for our capital requirements, we will be required to seek additional sources of financing, including issuing equity, which may be dilutive to our current stockholders, or incurring additional debt. Our ability to incur additional debt is subject to the restrictions in our senior secured credit facility. We cannot assure you that the restrictions contained in the senior secure credit facility will permit us to borrow the funds that we need to finance our operations, or that additional debt will be available to us on commercially reasonable terms or at all. If we are unable to obtain funds sufficient to finance our capital requirements, we may have to forego opportunities to expand our business, including the acquisition of additional facilities.
Term Loan and Revolving Loan
On April 9, 2010, we entered into an up to $360.0 million senior secured term loan and a $100.0 million revolving credit facility ("Prior Credit Agreement") that amended and restated the senior secured term loan and revolving credit facility that were set to mature in June 2012. On April 12, 2012, we entered into an Amendment and Restatement and Additional Term Loan Assumption Agreement (“Restated Credit Agreement”) that amended and restated the Prior Credit Agreement and pursuant to which, among other things, the size of our existing senior secured term loan was increased by $100.0 million (hereinafter referred to as the incremental senior secured term loan). The credit arrangements provided under the Amended and Restated Credit Agreement are collectively referred to herein as the senior secured credit facility.
  The incremental senior secured term loan bears interest, at our option, at the London Interbank Offered Rate ("LIBOR") (subject to a floor of 1.50%) plus a margin of 5.25% or the prime rate (subject to a floor of 2.50%) plus a margin of 4.25%. As part of the refinancing, the interest rate on the existing senior secured term loan was amended to match the interest rate of the incremental senior secured term loan. The interest rate on the existing revolving credit facility was also amended to be, at our option, LIBOR plus a margin of between 4.50% and 4.25% (based upon consolidated senior leverage) or the prime rate plus a margin of between 3.50% and 3.25% (based upon consolidated senior leverage). There is no longer a LIBOR or prime rate floor with respect to the revolving credit facility. Pursuant to the Restated Credit Agreement, the quarterly term loan amortization payments increased to $2.6 million beginning June 30, 2012, compared to $0.9 million previously under the Prior Credit Agreement. Additionally, the maximum portion of the annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement) to be applied to term debt reductions increased to 75% from 50%, subject to stepdowns to 50% and 25% based on consolidated leverage. We also increased our ability to refinance a portion of our credit facility with Housing and Urban Development (HUD) insured loans up to $250 million, subject to certain credit facility covenants.  We have applied for a corporate credit approval from HUD which, if approved, would permit our individual facilities to apply for loans at an interest rate that is currently below our senior secured credit facility interest rate.  The Restated Credit Agreement requires that all of the net proceeds from any HUD-insured loans be used to pay down the term portion of our senior secured credit facility.  In addition, the terms of the Restated Credit Agreement permit us to expense unamortized deferred financing fees in the amount of $2.0 million. Substantially all of our assets are pledged as collateral under the senior secured credit facility. Amounts borrowed under the senior secured term loan may be prepaid at any time without penalty, except for LIBOR breakage costs. Commitments under the revolving credit facility terminate on April 9, 2015. The senior secured term loan matures on April 9, 2016.
We have the right to increase our borrowings under the revolving credit facility up to an aggregate amount of $150 million provided that the we are in compliance with the Restated Credit Agreement, that the additional debt would not cause any covenant violation of the Restated Credit Agreement, and that existing or new lenders within the Restated Credit Agreement agree to increase their commitments. To reduce the risk related to interest rate fluctuations, the Prior Credit Agreement required us to enter into, and the Restated Credit Agreement requires us to continue to maintain, an interest rate swap, cap or similar agreement to effectively fix or cap the interest rate on 40% of our funded long-term debt within three months of the April 2010 commencement of the senior secured credit facility. See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for information about our interest rate swap agreement.
Under the senior secured credit facility, we must maintain compliance with specified financial covenants measured on a quarterly basis. The senior secured credit facility also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the senior secured credit facility, subject to certain exceptions and minimum thresholds, we are required to apply all of the proceeds from any issuance of debt, as much as half of the proceeds from any issuance of equity, as much as 75% of our annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement), and amounts received in connection with any sale of our assets to repay the outstanding amounts under the Restated Credit Agreement. We believe that we were in compliance with our debt covenants as of June 30, 2012. As of June 30, 2012, our fixed charge coverage ratio was 3.0, which compares to a minimum requirement of 1.6 and our leverage ratio was 3.8, as compared to an allowed maximum of 5.0.
Senior Subordinated Notes
On May 12, 2012, the Company redeemed the entire $130.0 million of the 2014 Notes. The proceeds from the incremental senior secured term loan (as well as a draw on the revolving portion of the senior secured credit facility) were used to fund the redemption of the outstanding 2014 Notes at par plus accrued interest. In addition, the Company expensed unamortized deferred financing fees and OID in the amount of $1.9 million in conjunction with the redemption.
The 2014 Notes were issued in December 2005 in the aggregate principal amount of $200.0 million, with an interest rate of 11.0% and a discount of $1.3 million. Interest was payable semiannually in January and July of each year. The 2014 Notes were to mature on January 15, 2014. The 2014 Notes were unsecured senior subordinated obligations and ranked junior to all of the Company's existing and future senior indebtedness, including indebtedness under the senior secured credit facility. The 2014 Notes were guaranteed on a senior subordinated basis by certain of the Company's subsidiaries.
Capital Expenditures
We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to approximately $1,500 per bed. In addition, we are continuing with the expansion of our Express Recovery™ units. These units cost, on average, between $0.4 million and $0.6 million each. We completed one Express Recovery™ unit in the first six months of 2012. We are in the process of developing one additional Express Recovery™ unit during the remainder of 2012.
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
We estimate our self-insured general and professional liability reserves on a quarterly basis and our self-insured workers' compensation reserve on a semiannual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry's loss history. Based upon these analyses, at June 30, 2012, we had reserved $18.9 million net of $5.2 million in insurance recoveries for known or unknown or potential self-insured general and professional liability claims and $16.7 million for self-insured workers' compensation claims. Of these reserves, we estimate that a total of $10.7 million, consisting of approximately $6.1 million (net of $0.7 million in current insurance recoveries for self-insured general and professional liability claims) and $4.6 million for self-insured workers' compensation claims, will be payable within 12 months; however, there are no set payment schedules and there can be no assurance that the payment amount in the next 12 months will not be significantly larger or smaller. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future general and professional liability or workers' compensation insurance will be available at a reasonable price and that we will not have to further increase our levels of self-insurance. For additional information on our general and professional liability and workers’ compensation reserve, see "Business — Insurance" in Part 1, Item 1 in our Annual Report on Form 10-K filed with the SEC on February 13, 2012.
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
Recent Accounting Standards
The information required by this item is incorporated herein by reference to Note 3, "Summary of Significant Accounting Policies," to the consolidated financial statements included under Part I, Item 1 of this report.
Off-Balance Sheet Arrangements
We had outstanding letters of credit of $3.9 million under our $100.0 million revolving credit facility as of June 30, 2012.

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
The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Months Ending June 30, (1)
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed-rate debt	$1,438	$734	$1.653	$185	$197	$318	$4,526	$4,526
Average interest rate	4.4%	5.6%	6.0%	6.0%	6.0%	6.0%
Variable-rate debt	$10,487	$10,487	$55,987	$ 381,890(2)	$—	$—	$458,851	$441,501
Average interest rate(1)	6.8%	6.8%	5.2%	5.3%

(1)	Based on implied forward three-month LIBOR rates in the yield curve as of June 30, 2012.

(2)	Excludes unamortized original issue discount of $3.5 million on our first lien senior secured term loan debt.
For the six months ended June 30, 2012, there was no net loss recognized from converting from floating rate (one-month LIBOR) to fixed rate for a portion of the interest payments under our long-term debt obligations. As of June 30, 2012, there was $0.6 million of pre-tax unrealized loss included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate hedge transactions as of June 30, 2012 (dollars in thousands):

Loan	Transaction Type	Notional Amount	Trade Date	Effective Date	Maturity/ Termination Date	Six months ended June 30, 2012	Fair Value (Pre-tax)
First Lien	swap	$70,000	6/30/2010	1/1/2012	6/30/2013	$(279)	$(559)
						$(279)	$(559)

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

Part II. Other Information

Item 1. Legal Proceedings
The information required by this Item is incorporated herein by reference to Note 7, "Commitments and Contingencies—Litigation," to the unaudited condensed consolidated financial statements under Part I, Item 1 of this report.
We are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including without limitation claims that our services have resulted in injury or death to patients who receive care from our businesses, as well as claims related to employment, staffing requirements and commercial matters. Although we intend to vigorously defend ourselves in these matters, there can be no assurance that the outcomes of these matters will not have a material adverse effect on our results of operations and financial condition.
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
Medicare is our largest source of revenue, accounting for 34.4% of our consolidated revenue during the six months ended June 30, 2012 and 37.4% in the fiscal year of 2011. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of our rehabilitation therapy services customers, are themselves reimbursed by Medicare for the services we provide. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, our business and results of operations will be adversely affected.
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
Given the history of frequent revisions to the Medicare program and its reimbursement rates and rules, we may not continue to receive reimbursement rates from Medicare that sufficiently compensate us for our services or, in some instances, cover our operating costs. Limits on reimbursement rates or the scope of services being reimbursed could have a material adverse effect on our revenue, financial condition and results of operations. Additionally, any delay or default by the federal or state governments in making Medicare and/or Medicaid reimbursement payments could materially and adversely affect our business, financial condition and results of operations.
We expect the federal and state governments to continue their efforts to contain growth in Medicaid expenditures, which could adversely affect our revenue and profitability.
We receive a significant portion of our revenue from Medicaid, which accounted for 29.8% and 29.2% of our consolidated revenue for the six months ended June 30, 2012 and in fiscal year 2011, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states (including California and Texas, where significant portions of our Medicaid-related business is located) to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. We expect these state and federal efforts to continue for the foreseeable future. If Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program that are disadvantageous to our businesses, our business and results of operations could be materially and adversely affected.
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
Revenue we receive from Medicare and Medicaid is subject to potential retroactive reduction or repayment.
Payments we receive from Medicare and Medicaid can be retroactively adjusted after examination during the claims settlement process or as a result of post-payment audits. Payors may disallow our requests for reimbursement, or recoup amounts previously reimbursed, based on determinations by the payors or their third-party audit contractors that certain costs are not reimbursable because either adequate or additional documentation was not provided or because certain services were not covered or deemed to not be medically necessary. Significant adjustments, recoupments or repayments of our Medicare or Medicaid revenue, and the costs associated with complying with investigative audits by regulatory and governmental authorities, could adversely affect our financial condition and results of operations.
Additionally, from time to time we become aware, either based on information provided by third parties and/or the results of internal audits, of payments from payor sources that were either wholly or partially in excess of the amount that we should have been paid for the service provided. For example, as discussed in Note 2 - "Correction of Previously Issued Consolidated Financial Statements," to our Consolidated Financial Statements included in this report, in 2012 we became aware of a significant amount of reimbursements for blood glucose testing billed by a number of our skilled nursing subsidiaries from 2007 through early 2012, which those subsidiaries determined to refund. Overpayments may result from a variety of factors, including insufficient documentation supporting the services rendered or medical necessity of the services, other failures to document the satisfaction of the necessary conditions of payment, or in some cases for providing services that are deemed to be worthless. We are required by law in most instances to refund the full amount of the overpayment after becoming aware of it, and failure to do so within requisite time limits imposed by the law could lead to significant fines and penalties being imposed on us. Furthermore, our initial billing of and payments for services that are unsupported by the requisite documentation and satisfaction of any other conditions of payment, regardless of our awareness of the failure at the time of the billing or payment, could expose us to significant fines and penalties, including pursuant to the Federal False Claims Act ("FFCA") and the Federal Civil Monetary Penalties Law ("FCMPL"). Violations of the FFCA could lead to any combination of a variety of criminal, civil and administrative fines and penalties. The FFCA provides for civil fines ranging from $5,500 to $11,000 per claim plus treble damages. The Civil Monetary Penalties Law similarly provides for civil monetary penalties of up to $10,000 per claim plus up to treble damages. We and/or certain of our operating companies could also be subject to exclusion from participation in the Medicare or Medicaid programs in some circumstances as well, in addition to any monetary or other fines, penalties or sanctions that we may incur under applicable federal and/or state law. Our repayment of any such amounts, as well as any fines, penalties or other sanctions that we may incur, could be significant and could have a material and adverse effect on our results of operations and financial condition.
From time to time we are also involved in various external governmental investigations, audits and reviews. Reviews, audits and investigations of this sort can lead to government actions, which can result in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. For example, the Office of the Inspector General (“OIG”) conducts a variety of routine, regular and special investigations, audits and reviews across our industry. Failure to comply with applicable laws, regulations and rules could have a material and adverse effect on our results of operations and financial condition.
Health reform legislation could adversely affect our revenue and financial condition.
In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for, healthcare services in the United States. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including the provision of comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs. The Patient Protection and Affordable Care Act ("PPACA") was enacted in 2010 and is among the most comprehensive and notable of these legislative efforts. The impact of PPACA remains uncertain to a large degree due to various implementation, timing, cost and regulatory requirements imposed by the legislation. The content or timing of any future health reform legislation, and its impact on us is impossible to predict. However, it is likely that certain provisions in the Patient Protection and Affordable Care act will impose significant costs on us, including with respect to the health insurance options that we provide our employees, that will negatively affect our operations. If significant reforms are made to the U.S. healthcare system, those reforms may have an adverse effect on our financial condition and results of operations.
In addition, we incur considerable administrative costs in monitoring the changes made within the various reimbursement programs in which we participate, determining the appropriate actions to be taken in response to those changes, and implementing the required actions to meet the new requirements and minimize the repercussions of the changes to our organization, reimbursement rates and costs.
Annual caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary may negatively affect our results of operations.
Some of our rehabilitation therapy revenue is paid by the Medicare Part B program under a fee schedule. There are annual caps that limit, subject to certain exceptions, the amounts that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to any Medicare beneficiary under Medicare Part B. There is a combined cap for physical therapy and speech-language pathology and a separate cap for occupational therapy that apply subject to certain exceptions. The discontinuation or change in the current cap exception process or future modifications of the Part B cap structure could have an adverse effect on the revenue that we generate through our rehabilitation therapy business.  This could in turn have a negative effect on our financial condition and results of operations.
We are subject to a Medicare cap amount for our hospice business. Our net patient service revenue and profitability could be adversely affected by limitations on Medicare payments.
Overall payments made by Medicare to us on a per hospice basis are subject to an annual cap amount. Total Medicare payments received for services rendered during the applicable Medicare hospice cap year by each of our Medicare-certified hospice programs during this period are compared to the cap amount for the relevant period. Payments in excess of the cap are subject to recoupment by Medicare.
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
Our hospice program exceeded the Medicare cap limit in 2009 by $2.1 million. In 2011 and 2010 certain of our hospice programs exceeded the Medicare cap limit but the majority of the amounts by which the hospice programs exceeded the cap were indemnified by the entities from which we purchased the hospice programs. For the six months ended June 30, 2012, we recorded hospice Medicare cap expense of $0.8 million, as an adjustment to revenue. Our ability to comply with the cap limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that our hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not differ materially from the actual Medicare cap amount.
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
Many of these laws and regulations are expansive, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In addition, many of these laws and regulations evolve to include additional obligations and restrictions. Certain other regulatory developments, such as revisions in the building code requirements for assisted living and skilled nursing facilities, mandatory increases in scope and quality of care to be offered to residents, revisions in licensing and certification standards, mandatory staffing levels, regulations regarding conditions for payment and regulations restricting those we can hire, could also have a material adverse effect on us. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.
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
As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Managed care payors may also reserve the right to conduct audits. We also periodically conduct internal audits and reviews of our regulatory compliance. An adverse review, audit or investigation could result in:

•	refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from managed care payors;

•	state or federal agencies imposing fines, penalties and other sanctions on us;

•	temporary suspension of payment for new patients to the facility or agency;

•	decertification or exclusion from participation in the Medicare or Medicaid programs or one or more managed care payor networks;

•	self-disclosure of violations to applicable regulatory authorities;

•	damage to our reputation;

•	the revocation of a facility's or agency's license; and

•	loss of certain rights under, or termination of, our contracts with managed care payors.
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
The long-term care profession has experienced an increasing trend in the number and severity of litigation claims involving punitive damages and settlements. We believe that this trend is endemic to the industry and is a result of a variety of factors, including the number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiffs' lawyers of potentially large recoveries. While some states have enacted tort reform legislation that limits plaintiffs' recoveries in some respects, should our professional liability and general liability increase significantly in the future, we may not be able to increase our revenue sufficiently to cover the cost increases, our operating income could suffer, and we may not be able to meet our obligations to repay our liabilities. For a discussion of recent litigation claims against us, including the Humboldt County Action, see Note 7, "Commitments and Contingencies-Litigation" in the notes to the consolidated financial statements included elsewhere in this report.
We also may be subject to lawsuits under the FFCA and comparable state laws for submitting allegedly fraudulent or otherwise inappropriate bills for services to the Medicare and Medicaid programs. These lawsuits, which may be initiated by regulatory authorities as well as private party whistleblowers, can involve significant monetary damages, fines, attorney fees and the award of bounties to private plaintiffs who successfully bring these suits, as well as to the government programs.
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
In fiscal year 2011, we received approximately 40.8% of our consolidated revenue from operations in California and 21.4% from Texas, and in the six months ended June 30, 2012, we received approximately 40.5% of our consolidated revenue from operations in California and 20.6% from Texas. We expect to continue to receive significant portions of our consolidated revenue from those states in the future as well. Accordingly, economic conditions and changes in state healthcare spending prevailing in either of these markets or other markets in which we have significant concentrations could affect the ability of our patients and third-party payors to reimburse us for our services, either through a reduction of the tax base used to generate state funding of Medicaid programs, an increase in the number of indigent patients eligible for Medicaid benefits, changes in state funding levels or healthcare programs or other factors. A continued or prolonged economic downturn, significant changes in state healthcare spending, or changes in the laws affecting our business in these markets could have a material adverse effect on our financial position, results of operations and cash flows. Due to the economic downturn in California and the state's budget deficit, the California budget that passed in July 2011 included a Medicaid payment reduction effective April 2012. The payments are to be restored retroactively to April 2012 and to be reimbursed sometime prior to the end of 2012, but in the meantime will contribute to a reduction in cash flows from operations in California. We estimate the amount to be approximately $2.8 million.
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
We operate a number of facilities in California, which enacted legislation aimed at establishing minimum staffing requirements for facilities operating in that state. This legislation required that the California Department of Public Health, or DPH, promulgate regulations requiring each skilled nursing facility to provide a minimum of 3.2 nursing hours per patient day. The DPH finalized regulations in 2009 that required three 8-hour shifts for nurse-to-patient staffing, described documentation and notice requirements, and specified procedures for obtaining a waiver from per-shift staffing requirements at skilled nursing facilities. Although DPH finalized the regulations, initial implementation of the statute authorizing the regulations is contingent on an appropriation in the state's annual budged legislation or another statute. Because no appropriation was made and no additional statutes were enacted, the regulations did not become operational. Therefore, DPH will continue its practice of determining a facility's compliance with the 3.2 hour of nursing services per patient day measure in accordance with its internal policy and through on-site reviews conducted during periodic licensing and certification surveys and in response to complaints. If the DPH determines that a facility is out of compliance with this staffing measure, the DPH may issue a notice of deficiency, or a citation, depending on the impact on patient care. A citation carries with it the imposition of significant monetary fines. DPH has issued guidelines, implementing the provisions of newly enacted California laws, for state audits that verify compliance with the 3.2 nursing hours per patient day staffing requirements. If DPH determines under an audit that a facility has failed to meet the minimum staffing requirement for between 5% and 49% of the audited days, a significant administrative monetary penalty will be assessed. If DPH determines that a facility has failed to meet the minimum staffing requirement for more than 49% of the audited days, then a larger administrative monetary penalty will be assessed. The issuance of either a notice of deficiency or a citation requires the facility to prepare and implement an acceptable plan of correction. The Humboldt County Action included allegations that certain of our California skilled nursing facilities failed to meet across our business line state-mandated minimum staffing requirements. The Humboldt County Action resulted in a jury verdict against us and certain of our affiliated skilled nursing companies that awarded $677 million in damages. The case was ultimately settled in September 2010, pursuant to which we were required to deposit into escrow a total of $50 million to cover certain settlement costs, and we may be required to pay additional funds into the escrow to the extent that our costs of complying with the injunction issued against us as part of the settlement is less than the agreed threshold amount. For more information regarding the Humboldt County Action and the settlement, see Note 7, "Commitments and Contingencies-Litigation" in the notes to the consolidated financial statements included elsewhere in this report.
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
The healthcare services industry is highly competitive. Our skilled nursing facilities compete primarily on a local and regional basis with many long-term care providers, from national and regional chains to smaller providers owning as few as a single nursing center. We also compete under certain circumstances with inpatient rehabilitation facilities and long-term acute care hospitals. Our hospices and home health agencies also compete with local, regional and national companies. We anticipate additional competition in the future from accountable care organizations, as well as HMO's and similar healthcare systems that seek to provide a wider variety of healthcare services to their patients/members. Increased competition could limit our ability to attract and retain patients, maintain or increase rates or to expand our business. Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competitors in the local market, the types of services available, our local reputation for quality care of patients, achieve or maintain desired census levels, the commitment and expertise of our staff and physicians, our local service offerings and treatment programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. If we are unable to attract patients to our facilities and agencies, particularly high-acuity patients, then our revenue and profitability will be adversely affected. Some of our competitors may have greater recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Competing long-term care companies may also offer newer facilities or different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current patients, to potential patients and to referral sources. Some of our competitors may accept lower profit margins than we do, which could present significant price competition, particularly for managed care and private pay patients. We believe we utilize a conservative approach in complying with laws prohibiting kickbacks and referral payments to referral sources. However, some of our competitors may use more aggressive methods than we do with respect to obtaining patient referrals, and as a result competitors may from time to time obtain patient referrals that are not otherwise available to us.
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
Our ability to achieve and maintain a reputation for providing high quality of care to our patients at each of our skilled nursing and assisted living facilities, or through our rehabilitation therapy, hospice and home health businesses, is important to our ability to attract and retain patients, particularly high-acuity patients. In some instances, our referral sources are affiliated with health care systems that may have affiliated businesses that offer services that compete with ours, and the frequency of this occurring may increase in the future as accountable care organizations are formed in the markets we serve. We believe that the perception of our quality of care by a potential patient or potential patient's family seeking to contract for our services is influenced by a variety of factors, including doctor and other healthcare professional referrals, community information and referral services, newspapers and other print and electronic media, results of patient surveys, recommendations from family and friends, and quality care statistics or rating systems compiled and published by CMS or other industry data. Through our focus on retaining high quality staffing, reviewing feedback and surveys from our patients and referral sources to highlight areas of improvement and integrating our service offerings at each of our facilities, we seek to maintain and improve on the outcomes from each of the factors listed above in order to build and maintain a strong reputation at our facilities. If any of our companies fail to achieve or maintain a reputation for providing high-quality care, or is perceived to provide a lower quality of care than competitors within the same geographic area, our ability to attract and retain patients would be adversely affected. If our businesses fail to maintain a strong reputation in the areas in which we operate, our business, revenue and profitability could be adversely affected.
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
We may not be fully reimbursed for all services that our skilled nursing facilities are able to bill through Medicare's consolidated billing requirements.
Skilled nursing facilities are required to bill Medicare on a consolidated basis for certain items and services that they furnish to patients and residents, regardless of the amount or costs of services that the patients and residents actually receive. The consolidated billing requirement essentially confers on the skilled nursing facility itself the Medicare billing responsibility for the entire package of care that its residents receive in these situations. Federal law also requires that post-hospitalization skilled nursing services be “bundled” into the hospital's Diagnostic Related Group (DRG) payment in certain circumstances. Where this rule applies, the hospital and the skilled nursing facility must, in effect, divide the payment which otherwise would have been paid to the hospital alone for the patient's treatment, and no additional funds are paid by Medicare for skilled nursing care of the patient. This requirement may, in instances where it is applicable, have a negative effect on skilled nursing facility utilization/census and payments, either because hospitals may find it difficult to place patients in skilled nursing facilities which will not be paid as they previously were, or because hospitals are reluctant to discharge patients to skilled nursing facilities and lose a portion of the payment that the hospital would otherwise receive. This bundling requirement could be extended to more DRGs in the future, which could accentuate the potentially negative impact on skilled nursing facility utilization/census and payments. As a result of the bundling requirements we may not be fully reimbursed for all services that a facility bills through consolidated billing, which could adversely affect our results of operations and financial condition.
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
If our ability to borrow under our senior secured credit facility is insufficient for our capital requirements, we will be required to seek additional sources of financing, including issuing equity, which may be dilutive to our current stockholders or incurring additional debt. Our ability to incur additional debt is subject to the restrictions in our senior secured credit facility. There can be no assurance that the restrictions contained in our senior secured credit facility will permit us to borrow the funds that we need to finance our operations, or that additional debt will be available to us on commercially reasonable terms or at all. Furthermore, market conditions may impede our ability to secure additional sources of financing, whether through the extension of our existing senior secured credit facility or by accessing the debt and/or equity markets. If we are unable to obtain funds sufficient to finance our capital requirements, we may have to forego opportunities to expand our business, including the acquisition or development of additional or expanded facilities.
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our financial obligations.
We have now and will for the foreseeable future continue to have a significant amount of indebtedness. At June 30, 2012, our total indebtedness was approximately $463.4 million. Our substantial indebtedness could have important consequences. For example, it could:

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
Borrowings under our senior secured credit facility are subject to floating rates of interest over an interest rate floor of 1.5%. If interest rates increase over the floor, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would correspondingly decrease. We have entered into an interest rate swap agreement with a notional amount of $70.0 million, which effectively fixes the interest rate on that portion of our borrowings under our first lien credit agreement at 6.0% from January 1, 2012 through June 30, 2013. There can be no assurance that when the interest rate cap and swap agreements expire we will be able to enter into similar replacement hedging arrangements on favorable terms or at all. As of June 30, 2012, $343.4 million of borrowings under our senior secured credit facility is not hedged and is currently subject to floating rates of interest. As of April 12, 2012, we increased the size of the term loan by $100.0 million.  The incremental term loan bears interest at LIBOR (subject to a floor of 1.50%) plus a margin of 5.25%. As part of the refinancing, the interest rate on the existing term loan was amended to match the interest rate of the incremental term loan. The interest rate on the existing revolving credit facility was also amended to LIBOR plus a margin of 4.50%. There is no longer a LIBOR floor on the revolving credit facility.
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
As of June 30, 2012, approximately 650 of our 14,950 full time employees were represented by unions and covered by collective bargaining agreements. In addition, certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. We cannot predict the effect that continued union representation or future organizational activities will have on our business or future operations. There can be no assurance that we will not experience a material work stoppage in the future.
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
Our Class A common stock has one vote per share, while our Class B common stock has ten votes per share, on all matters voted on by our stockholders. As of June 30, 2012, Onex Corporation, its affiliates and certain of our directors and members of our senior management who are party to a voting agreement with an affiliate of Onex Corporation owned shares of common stock representing over 75.0% of the combined voting power of our outstanding common stock. Accordingly, Onex Corporation generally has the power to control the outcome of matters on which stockholders are entitled to vote. Such matters include the election and removal of directors, the adoption or amendment of our certificate of incorporation and bylaws, possible mergers, corporate control contests and significant transactions. Through its control of elections to our board of directors, Onex Corporation may also have the ability to appoint or replace our senior management and cause us to issue additional shares of our common stock or repurchase common stock, declare dividends or take other actions. Onex Corporation may make decisions regarding our company and business that are opposed to our other stockholders’ interests or with which they disagree. Onex Corporation may also delay or prevent a change of control of us, even if the change of control would benefit our other stockholders, which could deprive our other stockholders of the opportunity to receive a premium for their Class A common stock. The significant concentration of stock ownership and voting power may also adversely affect the trading price of our Class A common stock due to investors’ perception that conflicts of interest may exist or arise. To the extent that the interests of our public stockholders are harmed by the actions of Onex Corporation, the price of our Class A common stock may be harmed.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below sets forth information with respect to purchases of our Class A common stock made by us or on our behalf during the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2012	—	$—	n/a	n/a
May 1 - 31, 2012	1,792	$7.05	n/a	n/a
June 1 - 30, 2012	—	$—	n/a	n/a
Total:	1,792	$7.05	n/a	n/a
(1) Reflects shares forfeited to us upon the vesting of restricted stock granted to participants in our 2007 Incentive Award Plan, to satisfy applicable tax withholding obligations with respect to such vesting. We did not have any publicly announced plans or programs to purchase our Class A common stock in the quarter ended June 30, 2012.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item  5. Other Information
None.

Item 6. Exhibits

(a)	Exhibits.

Number	Description

10.1
Amendment and Restatement and Additional Term Loan Assumption Agreement, dated as of April 12, 2012, among us, the subsidiary guarantors listed on the signature pages thereto, the lenders listed on the signature pages thereto, Credit Suisse AG, as administrative agent for the lenders and as collateral agent for the lenders, and J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC, as amendment arrangers, which amended and restated in its entirety the Original Credit Agreement, as set forth in the Fourth Amended and Restated Credit Agreement in Exhibit A to such Amendment and Restatement and Additional Term Loan Assumption Agreement (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on April 18, 2012).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on August 8, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at June 30, 2012 and December 31, 2011, and (ii) the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and March 31, 2011, and (iii) the condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and June 30, 2011, and (iv) the condensed consolidated statements of cash flows the six months ended June 30, 2012 and June 30, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

 *        Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLED HEALTHCARE GROUP, INC.

Date:	August 8, 2012	/s/ Devasis Ghose
Devasis Ghose
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

/s/ Christopher N. Felfe
Christopher N. Felfe
Senior Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

Number	Description

10.1
Amendment and Restatement and Additional Term Loan Assumption Agreement, dated as of April 12, 2012, among us, the subsidiary guarantors listed on the signature pages thereto, the lenders listed on the signature pages thereto, Credit Suisse AG, as administrative agent for the lenders and as collateral agent for the lenders, and J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC, as amendment arrangers, which amended and restated in its entirety the Original Credit Agreement, as set forth in the Fourth Amended and Restated Credit Agreement in Exhibit A to such Amendment and Restatement and Additional Term Loan Assumption Agreement (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on April 18, 2012).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on August 8, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at June 30, 2012 and December 31, 2011, and (ii) the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and March 31, 2011, and (iii) the condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and June 30, 2011, and (iv) the condensed consolidated statements of cash flows the six months ended June 30, 2012 and June 30, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

 *        Filed herewith.
**    Furnished herewith.