Form 10-Q
period 2012-09-30
Skilled Healthcare Group, Inc.
filed 2012-11-05
CIK 1351051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on November 1, 2012, was:
Class A common stock, $0.001 par value – 22,966,191 shares
Class B common stock, $0.001 par value – 15,576,096 shares

Skilled Healthcare Group, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2012
Index

		Page Number
Part I.	Financial Information
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets — September 30, 2012 (unaudited) and December 31, 2011	3
	Condensed Consolidated Statements of Operations — Three and nine months ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) — Three and nine months ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	51
Part II.	Other Information
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3.	Defaults Upon Senior Securities	67
Item 4.	Mine Safety Disclosures	67
Item 5.	Other Information	68
Item 6.	Exhibits	69
Signatures		70
Exhibit Index		71

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Skilled Healthcare Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,199	$16,017
Accounts receivable, less allowance for doubtful accounts of $14,078 and $15,238 at September 30, 2012 and December 31, 2011, respectively	109,152	99,764
Deferred income taxes	12,093	11,404
Prepaid expenses	8,220	6,943
Other current assets	8,493	11,402
Total current assets	141,157	145,530
Property and equipment, less accumulated depreciation of $112,885 and $95,954 at September 30, 2012 and December 31, 2011, respectively	369,716	375,502
Leased facility assets, less accumulated depreciation of $3,805 and $3,398 at September 30, 2012 and December 31, 2011, respectively	10,043	10,792
Other assets:
Notes receivable	2,886	5,092
Deferred financing costs, net	6,995	9,837
Goodwill	85,609	84,299
Intangible assets, less accumulated amortization of $4,131 and $7,060 at September 30, 2012 and December 31, 2011, respectively	22,122	22,413
Deferred income taxes	9,493	11,615
Other assets	36,565	32,119
Total other assets	163,670	165,375
Total assets	$684,586	$697,199
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$58,018	$58,713
Employee compensation and benefits	37,501	41,067
Current portion of long-term debt	14,493	4,414
Total current liabilities	110,012	104,194
Long-term liabilities:
Insurance liability risks	27,051	30,567
Other long-term liabilities	15,605	17,773
Long-term debt, less current portion	439,047	471,069
Total liabilities	591,715	623,603
Commitments and contingencies — Note 7
Stockholders’ equity:
Class A common stock, 175,000 shares authorized, $0.001 par value per share; Issued and outstanding - 22,966 and 21,064 at September 30, 2012 and December 31, 2011, respectively	23	21
Class B common stock, 30,000 shares authorized, $0.001 par value per share; Issued and outstanding - 15,576 and 16,937 at September 30, 2012 and December 31, 2011, respectively	16	17
Additional paid-in-capital	374,846	371,753
Accumulated deficit	(281,803)	(297,705)
Accumulated other comprehensive loss	(211)	(490)
Total stockholders’ equity	92,871	73,596
Total liabilities and stockholders’ equity	$684,586	$697,199
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Net patient service revenue	$215,854	$216,078	$651,120	$652,855
Leased facility revenue	769	746	2,291	1,492
	216,623	216,824	653,411	654,347
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	182,243	173,548	545,589	520,258
Rent cost of revenue	4,639	4,413	13,734	13,530
General and administrative	6,021	5,423	18,548	19,553
Litigation settlement costs, (net of recoveries)	—	(4,488)	—	(4,488)
Depreciation and amortization	6,258	6,459	19,124	19,036
Impairment of long-lived assets	—	270,478	—	270,478
	199,161	455,833	596,995	838,367
Other (expenses) income:
Interest expense	(8,790)	(9,711)	(28,876)	(29,319)
Interest income	125	170	402	553
Other (expense) income, net	(57)	(123)	20	(477)
Equity in earnings of joint venture	461	472	1,422	1,583
Debt retirement costs	(168)	—	(4,126)	—
Total other (expenses) income, net	(8,429)	(9,192)	(31,158)	(27,660)
Income (loss) before provision for (benefit from) income taxes	9,033	(248,201)	25,258	(211,680)
Provision for (benefit from) income taxes	2,965	(15,387)	9,356	(911)
Net income (loss)	$6,068	$(232,814)	$15,902	$(210,769)

Income (loss) per share, basic	$0.16	$(6.26)	$0.42	$(5.67)
Income (loss) per share, diluted	$0.16	$(6.26)	$0.42	$(5.67)

Weighted-average common shares outstanding, basic	37,431	37,164	37,372	37,133
Weighted-average common shares outstanding, diluted	37,503	37,164	37,534	37,133
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$6,068	$(232,814)	$15,902	$(210,769)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	(4)	(167)	(42)	(491)
Investment available for sale	9	—	78	—
Reclassification adjustments:
Interest expense on interest rate swap	141	—	420	—
Other comprehensive income (loss), before taxes	146	(167)	456	(491)
Income tax expense (benefit) related to items of other comprehensive income	57	(65)	177	(190)
Other comprehensive income (loss), net of tax	89	(102)	279	(301)
Comprehensive income (loss)	$6,157	$(232,916)	$16,181	$(211,070)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$15,902	$(210,769)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,124	19,036
Provision for doubtful accounts	5,302	5,432
Non-cash stock-based compensation	3,567	2,434
Excess tax benefits from stock-based payment arrangements	242	(309)
Disposal of property and equipment	(121)	293
Amortization of deferred financing costs	2,173	2,477
Deferred income taxes	1,015	(11,145)
Amortization of discount on debt	588	437
Debt retirement costs	4,126	—
Impairment of long-lived assets	—	270,478
Changes in operating assets and liabilities:
Accounts receivable	(14,973)	(11,808)
Payments on notes receivable	2,299	4,112
Other current and non-current assets	85	3,258
Accounts payable and accrued liabilities	(2,378)	(2,100)
Employee compensation and benefits	(2,977)	(3,415)
Insurance liability risks	(93)	(1,981)
Other long-term liabilities	(2,945)	(239)
Net cash provided by operating activities	30,936	66,191
Cash Flows from Investing Activities
Additions to property and equipment	(12,513)	(11,116)
Acquisitions	(1,053)	(13,997)
Proceeds from sale of property and equipment	1,050	400
Net cash used in investing activities	(12,516)	(24,713)
Cash Flows from Financing Activities
Borrowings under line of credit	234,500	88,000
Repayments under line of credit	(199,000)	(114,000)
Repayments of long-term debt	(161,008)	(2,805)
Proceeds from issuance of long-term debt	98,000	—
Additions to deferred financing costs	(3,257)	—
Exercise of stock options	—	26
Excess tax benefits from stock-based payment arrangements	(242)	309
Taxes paid related to net share settlement of equity awards	(231)	(758)
Net cash used in financing activities	(31,238)	(29,228)
(Decrease) increase in cash and cash equivalents	(12,818)	12,250
Cash and cash equivalents at beginning of period	16,017	4,192
Cash and cash equivalents at end of period	$3,199	$16,442
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2012	2011
Supplemental cash flow information
Cash paid for:
Interest expense	$31,743	$32,074
Income taxes, net	$7,218	$1,357
Non-cash activities:
Conversion of accounts receivable into notes receivable	$359	$1,529
Insurance premium financed	$4,628	$1,123
Liabilities issued as purchase consideration for purchase of business	$261	$1,317
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Description of Business

Current Business
Skilled Healthcare Group, Inc. ("Skilled") is a holding company that owns subsidiaries that operate long-term care facilities and provide a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated wholly-owned companies are collectively referred to as the "Company." As of September 30, 2012, the Company operated facilities in California, Iowa, Kansas, Missouri, Nevada, Nebraska, New Mexico and Texas, including 74 skilled nursing facilities ("SNFs"), which offer sub-acute care and rehabilitative and specialty healthcare skilled nursing care, and 22 assisted living facilities ("ALFs"), which provide room and board and assistance with activities of daily living. The Company leases five skilled nursing facilities in California to an unaffiliated third party operator. In addition, through its Hallmark Rehabilitation subsidiary ("Hallmark"), the Company provides a variety of rehabilitative services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, as of September 30, 2012, the Company provided hospice care and home health services in Arizona, California, Idaho, Montana, Nevada and New Mexico. The Company has an administrative services company that provides a full complement of administrative and consultative services that allows affiliated operators and third-party facility operators with whom the Company contracts to better focus on delivery of healthcare services. The Company currently has one such service agreement with an unrelated skilled nursing facility operator. The Company is also a member in a joint venture located in Texas that provides institutional pharmacy services, which currently serves eight of the Company’s SNFs and other facilities unaffiliated with the Company.

2. Correction of Previously Issued Consolidated Financial Statements
During the quarter ended June 30, 2012, the Company identified errors related to certain claims under Medicare Part B for blood glucose testing at certain of the Company's affiliated companies. Although blood glucose tests are routinely ordered by physicians to safely monitor vulnerable patients' blood glucose levels, effective January 1, 2007, CMS redefined the criteria for "medical necessity" before a Medicare claim for such a test is payable. The new criteria specifies the nature of a physician order for the blood glucose test, the frequency of a physician's review of the test results and the frequency of a physician's utilization of the test results in a patient's plan of care or treatments. The documentation and other requirements for Medicare Part B billing of blood glucose testing that took effect in January 2007 significantly limited the number of blood glucose tests that are reimbursable compared to those that were previously reimbursable. The Company's internal policies changed at the time to be consistent with new Medicare regulations. Subsequent to January 1, 2007, a number of the Company's affiliated companies incorrectly continued to bill Medicare under the rules that existed prior to January 1, 2007. The billing errors resulted in a cumulative overstatement of consolidated revenue in the amount of $5.8 million for the period from January 1, 2007 to December 31, 2011. The affiliated companies submitted approximately 30,000 claims related to blood glucose testing in the affected period that were not reimbursable under the revised standard. The affected providers have refunded all previously paid, post-2006 Medicare Part B claims for blood glucose tests.
In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 250-10-S99 ("ASC 250-10-S99"), the Company evaluated these refunds and, based on an analysis of quantitative and qualitative factors, determined that they were not material to any of the prior reporting periods affected and, therefore, amendment of previously filed reports with the Securities and Exchange Commission ("SEC") was not required. However, if the adjustments to correct the cumulative effect of the aforementioned refunds had been recorded in the three and six months ended June 30, 2012, the impact would have been material to those two periods. Therefore, as required by Staff Accounting Bulletin ("SAB") 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), beginning with the Company's quarterly report on Form 10-Q for the quarter ended June 30 2012, the Company has revised previously reported financial periods to reflect corrected financial information for the fiscal years ended December 31, 2011, 2010, 2009, 2008, and 2007, and for the quarterly periods in fiscal years 2011 and 2010. Also, in accordance with SAB 108, the Company will include this revised financial information when the Company files subsequent reports on Form 10-Q and Form 10-K or files a registration statement under the Securities Act of 1933, as amended.
The prior period financial statements included in this filing have been revised to reflect the revisions related to the refunds, the effects of which have been summarized below. The tables below show the previously reported, adjusted, and restated amounts for those line items in the Company's condensed consolidated balance sheets as of December 31, 2011 and 2010, and its condensed consolidated statements of operations for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, as well as for the quarterly periods in fiscal years 2011 and 2010, which were affected by the prior period change. The condensed consolidated statement of operations for the quarter ended March 31, 2012 has not been restated. Revenue for the

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

quarter ended March 31, 2012 was overstated by $0.3 million. This correction has been recorded as an adjustment to revenue in the quarter ended June 30, 2012, as this amount was not material to the operating results for the period then ended.
Despite the fact that the Company's affected subsidiaries have refunded all of the reimbursements they received in connection with the Medicare Part B claims for all blood glucose tests after January 1, 2007, some refunded claims could nonetheless potentially lead to allegations that any of the affected subsidiaries are subject to sanctions under the Federal False Claims Act ("FFCA") or the Federal Civil Monetary Penalties Law. Such sanctions could lead to any combination of a variety of criminal, civil and administrative penalties, which could be material both individually and in the aggregate. The Company cannot determine the likelihood that any penalties might be imposed related to this refund and has not accrued for any such penalties. The FFCA provides for civil fines ranging from $5,500 to $11,000 per claim plus treble damages. The Civil Monetary Penalties Law similarly provides for civil monetary penalties of up to $10,000 per claim plus up to treble damages. The Company and/or certain operating companies could also be subject to exclusion from participation in the Medicare or Medicaid programs in some circumstances as well, in addition to any monetary or other fines, penalties or sanctions that it may incur under applicable federal and/or state law. See "Revenue we receive from Medicare and Medicaid is subject to potential retroactive reduction or repayment" in Part II, Item 1A of this report for additional information.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Condensed consolidated statements of operations
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
Condensed consolidated statements of operations
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
Condensed consolidated statements of operations
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine months ended September 30, 2011
	As previously reported	Adjustment	As corrected
	In thousands
Condensed consolidated statements of cash flows
Net loss	$(210,196)	$(573)	$(210,769)
Other current and non-current assets	3,618	(360)	3,258
Accounts payable and accrued liabilities	(3,033)	933	(2,100)

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

3. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 (collectively, the "Interim Financial Statements"), are unaudited. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company's audited consolidated financial statements and notes thereto, updated for Note 2 - "Summary of Significant Accounting Policies", to this filing, for the year ended December 31, 2011, which are included in the Company's 2011 Annual Report on Form 10-K filed with the SEC. Management believes that the Interim Financial Statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company's financial position and results of operations and cash flows in all material respects as of the dates and for the periods presented. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
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
Overall payments made by Medicare for hospice services are subject to an annual cap amount on a per hospice agency basis. Total Medicare payments received for services rendered during the applicable Medicare hospice cap year by each Medicare-certified agency during this period are compared to the cap amount for the relevant period. Payments in excess of the cap are subject to recoupment by Medicare. For the nine months ended September 30, 2012 and 2011, the Company recorded hospice Medicare cap adjustments of $4.3 million and $0.4 million, respectively, as adjustments to revenue. Of the $4.3 million of hospice cap reserves recorded in the nine months ended September 30, 2012, $1.9 million related to the 2011 cap year ended October 31, 2011. This adjustment relates to patients who transferred to or from the Company's hospice agencies and who received care from unaffiliated hospice agencies and as a result the hospice cap allowance is shared among those agencies.
Information regarding the Company's significant accounting policies is contained in Note 2 - "Summary of Significant Accounting Policies" in the Company's 2011 Annual Report on Form 10-K filed with the SEC.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Notes Receivable
As of September 30, 2012 and December 31, 2011, net notes receivable were approximately $5.9 million and $7.9 million, respectively, of which $3.3 million and $3.0 million was reflected as current assets as of September 30, 2012 and December 31, 2011, with the remaining balances reflected as long-term assets. Interest rates on these notes approximated market rates as of the date the notes were originated.
As of September 30, 2012, two of the Company's rehabilitation therapy services business customers were responsible for $5.8 million, or 98.3%, of the total notes receivable balance. These notes receivable, as well as the trade receivables from these customers, are secured by the assets of the customers as well as a personal guaranty by the principal owners of the customers. As of September 30, 2012, these two customers represented 41.4% of the net accounts receivable of $22.2 million for the Company's rehabilitation therapy services business and approximately $33.1 million, or 26%, of the external revenue of the rehabilitation therapy services business for the nine months ended September 30, 2012. The remaining notes receivable of $0.1 million, or 1.7% of the aggregate notes receivable balance, are primarily past due accounts converted from accounts receivable to notes receivable.
The notes receivable allowance for uncollectibility as of September 30, 2012 and December 31, 2011 were $0.2 million and $0.2 million, respectively.
Recent Accounting Pronouncements
In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. ASU 2011-04 sets forth common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value." The adoption of ASU 2011-04 became effective for the Company's interim and annual periods beginning January 1, 2012 and did not have a material impact on the Company's consolidated financial statements as the changes relate only to additional disclosures.
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
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, ("ASU 2011-08"), which amends the guidance in Accounting Standard Codification ("ASC') 350-20, "Intangibles - Goodwill and Other." Under ASU 2011-08, entities have the option, under certain circumstances, of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The adoption of ASU 2011-08 became effective for the Company's interim and annual periods beginning January 1, 2012. The Company will continue to perform the two-step goodwill impairment test.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

4. Income (Loss) Per Share of Class A Common Stock and Class B Common Stock
The Company computes income (loss) per share of Class A common stock and Class B common stock using the two-class method. The Company's Class A common stock and Class B common stock are identical in all respects, except with respect to voting rights and except that each share of Class B common stock is convertible into one share of Class A common stock under certain circumstances. Net income (loss) is allocated on a proportionate basis to each class of common stock in the determination of income (loss) per share.
Basic income (loss) per share was computed by dividing net income (loss) by the weighted-average number of outstanding shares for the period. Dilutive earnings (loss) per share is computed by dividing net income (loss) plus the effect of assumed conversions (if applicable) by the weighted-average number of outstanding shares after giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and convertible preferred stock, if any. The following table sets forth the computation of basic and diluted income (loss) per share of Class A common stock and Class B common stock for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands, except per share data):

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Class A	Class B	Total	Class A	Class B	Total
Income (loss) per share, basic
Numerator:
Allocation of net income (loss)	$3,486	$2,582	$6,068	$(126,712)	$(106,102)	$(232,814)
Income (loss) per share, diluted
Numerator:
Allocation of net income (loss)	$3,491	$2,577	$6,068	$(126,712)	$(106,102)	$(232,814)
Denominator for basic and diluted income (loss) per share:
Weighted average common shares outstanding, basic	21,504	15,927	37,431	20,227	16,937	37,164
Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	72	—	72	—	—	—
Adjusted weighted-average common shares outstanding, diluted	21,576	15,927	37,503	20,227	16,937	37,164

Income (loss) per share, basic	$0.16	$0.16	$0.16	$(6.26)	$(6.26)	$(6.26)

Income (loss) per share, diluted	$0.16	$0.16	$0.16	$(6.26)	$(6.26)	$(6.26)

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Class A	Class B	Total	Class A	Class B	Total
Income (loss) per share, basic
Numerator:
Allocation of net income (loss)	$8,894	$7,008	$15,902	$(114,497)	$(96,272)	$(210,769)
Income (loss) per share, diluted
Numerator:
Allocation of net income (loss)	$8,925	$6,977	$15,902	$(114,497)	$(96,272)	$(210,769)
Denominator for basic and diluted income (loss) per share:
Weighted average common shares outstanding, basic	20,903	16,469	37,372	20,172	16,961	37,133
Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	162	—	162	—	—	—
Adjusted weighted-average common shares outstanding, diluted	21,065	16,469	37,534	20,172	16,961	37,133

Income (loss) per share, basic	$0.42	$0.42	$0.42	$(5.67)	$(5.67)	$(5.67)

Income (loss) per share, diluted	$0.42	$0.42	$0.42	$(5.67)	$(5.67)	$(5.67)
The following were excluded from the weighted-average diluted shares computation for the three and nine months ended September 30, 2012 and 2011, as their inclusion would have been anti-dilutive (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options to purchase common shares	706	518	652	109
Non-vested common shares	1,020	538	898	47
Total excluded	1,726	1,056	1,550	156

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
At September 30, 2012, LTC services included 74 wholly-owned SNF operating companies that offer post-acute, rehabilitative custodial and specialty skilled nursing care, as well as 22 wholly-owned ALF operating companies that provide room and board and social services. Therapy services included rehabilitative services such as physical, occupational and speech therapy provided in the Company's facilities and in unaffiliated facilities. Hospice and home health services were provided by the Company's wholly owned subsidiaries to patients.
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

in the "other" category in the selected segment financial data that follows. The accounting policies of the reporting segments are the same as those described in Note 3, "Summary of Significant Accounting Policies." Intersegment sales and transfers are recorded at cost plus standard mark-up; intersegment transactions have been eliminated in consolidation.
The following table sets forth selected financial data consolidated by business segment (dollars in thousands):

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Three months ended September 30, 2012
Net patient service revenue from external customers	$163,815	$26,161	$25,878	$—	$—	$215,854
Leased facility revenue	769	—	—	—	—	769
Intersegment revenue	675	15,479	—	—	(16,154)	—
Total revenue	$165,259	$41,640	$25,878	$—	$(16,154)	$216,623
Operating income (loss)	$17,353	$3,708	$2,620	$(6,219)	$—	$17,462
Interest expense, net of interest income						(8,665)
Other expense						(57)
Equity in earnings of joint venture						461
Debt retirement costs						(168)
Income before provision for income taxes						$9,033
Depreciation and amortization	$5,661	$164	$242	$191	$—	$6,258
Segment capital expenditures	$4,268	$369	$171	$608	$—	$5,416
Adjusted EBITDA	$22,985	$3,871	$2,960	$(5,692)	$—	$24,124
Adjusted EBITDAR	$27,214	$3,871	$3,362	$(5,684)	$—	$28,763
Three months ended September 30, 2011
Net patient service revenue from external customers	$171,469	$23,158	$21,451	$—	$—	$216,078
Leased facility revenue	746	—	—	—	—	746
Intersegment revenue	390	15,759	—	—	(16,149)	—
Total revenue	$172,605	$38,917	$21,451	$—	$(16,149)	$216,824
Operating (loss) income	$(214,391)	$(23,428)	$4,413	$(5,603)	$—	$(239,009)
Interest expense, net of interest income						(9,541)
Other expense						(123)
Equity in earnings of joint venture						472
Loss before benefit from income taxes						$(248,201)
Depreciation and amortization	$5,755	$107	$432	$165	$—	$6,459
Segment capital expenditures	$4,866	$286	$114	$134	$—	$5,400
Adjusted EBITDA	$29,666	$3,978	$4,900	$(4,755)	$—	$33,789
Adjusted EBITDAR	$33,850	$3,978	$5,115	$(4,741)	$—	$38,202
Nine months ended September 30, 2012
Net patient service revenue from external customers	$493,440	$78,661	$79,019	$—	$—	$651,120
Leased facility revenue	2,291	—	—	—	—	2,291
Intersegment revenue	2,030	47,278	—	—	(49,308)	—
Total revenue	$497,761	$125,939	$79,019	$—	$(49,308)	$653,411
Operating income (loss)	$53,618	$10,199	$11,673	$(19,074)	$—	$56,416
Interest expense, net of interest income						(28,474)
Other income						20

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Equity in earnings of joint venture						1,422
Debt retirement costs						(4,126)
Income before provision for income taxes						$25,258
Depreciation and amortization	$16,962	$496	$1,163	$503	$—	$19,124
Segment capital expenditures	$9,567	$686	$717	$1,543	$—	$12,513
Adjusted EBITDA	$70,483	$10,838	$13,083	$(17,422)	$—	$76,982
Adjusted EBITDAR	$83,168	$10,838	$14,109	$(17,399)	$—	$90,716
Nine months ended September 30, 2011
Net patient service revenue from external customers	$525,422	$69,051	58,382	$—	$—	$652,855
Leased facility revenue	1,492	—	—	—	—	1,492
Intersegment revenue	1,281	48,925	—	—	(50,206)	—
Total revenue	$528,195	$117,976	58,382	$—	$(50,206)	$654,347
Operating (loss) income	$(162,301)	$(12,539)	10,723	$(20,083)	$—	$(184,200)
Interest expense, net of interest income						(28,766)
Other expense						(477)
Equity in earnings of joint venture						1,583
Loss before benefit from income taxes						$(211,860)
Depreciation and amortization	$17,120	$311	$1,118	$487	$—	$19,036
Segment capital expenditures	$9,932	$489	$333	$362	$—	$11,116
Adjusted EBITDA	$93,878	$15,252	$12,057	$(17,246)	$—	$103,941
Adjusted EBITDAR	$106,679	$15,252	$12,743	$(17,203)	$—	$117,471

A reconciliation of Adjusted EBITDA and Adjusted EBITDAR to net income is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Adjusted EBITDAR	$28,763	$38,202	$90,716	$117,471
Rent cost of revenue	(4,639)	(4,413)	(13,734)	(13,530)
Adjusted EBITDA	24,124	33,789	76,982	103,941
Depreciation and amortization	(6,258)	(6,459)	(19,124)	(19,036)
Interest expense	(8,790)	(9,711)	(28,876)	(29,319)
Interest income	125	170	402	553
Disposal of property and equipment	—	—	—	(293)
Debt retirement costs	(168)	—	(4,126)	—
Expenses related to the exploration of strategic alternatives	—	—	—	(716)
Exit costs related to Northern California divestiture	—	—	—	(820)
Litigation settlement costs, net of recoveries	—	4,488	—	4,488
Impairment of long-lived assets	—	(270,478)	—	(270,478)
Provision for income taxes	(2,965)	15,387	(9,356)	911
Net income (loss)	$6,068	$(232,814)	$15,902	$(210,769)

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the segment assets as of September 30, 2012 compared to December 31, 2011 (dollars in thousands):

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Total
September 30, 2012:
Segment total assets	$449,229	$55,034	$103,469	$76,854	$684,586
Goodwill and intangibles included in total assets	$1,743	$23,693	$82,295	$—	$107,731
December 31, 2011:
Segment total assets	$461,225	$53,927	$97,913	$84,134	$697,199
Goodwill and intangibles included in total assets	$1,994	$23,693	$81,025	$—	$106,712

6. Property and Equipment
Property and equipment consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Land and land improvements	$64,984	$64,984
Buildings and leasehold improvements	329,820	323,887
Furniture and equipment	80,731	75,497
Construction in progress	7,066	7,088
	482,601	471,456
Less accumulated depreciation	(112,885)	(95,954)
	$369,716	$375,502

Leased facility assets consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Leased facility assets	13,848	14,190
Less accumulated depreciation	(3,805)	(3,398)
	10,043	10,792

The Company began leasing five skilled nursing facilities in California to an unaffiliated third party operator in April 2011 and signed a 10-year lease with two 10-year extension options exercisable by the lessee.

7. Commitments and Contingencies
Legal Matters
Humboldt County Injunction
In connection with the September 2010 settlement of certain class action litigation against Skilled and certain of its subsidiaries related to, among other matters, alleged understaffing at certain California skilled nursing facilities operated by Skilled's subsidiaries (the "Humboldt County Action"), Skilled and its defendant subsidiaries (collectively, the "Defendants”) entered into settlement agreements with the applicable plaintiffs and agreed to an injunction. The settlement was approved by the Superior Court of California, Humboldt County on November 30, 2010. Under the terms of the settlement agreements, the defendant entities deposited a total of $50.0 million into escrow accounts to cover settlement payments to class members, notice and claims administration costs, reasonable attorneys' fees and costs and certain other payments, including $5.0 million to settle certain government agency claims and potential government claims that may arise. Of the $5.0 million provided for such government claims, $1.0 million has been released by the court to the Humboldt County Treasurer-Tax Collector on behalf of the People of the State of California for their release of the Defendants. The remaining $4.0 million is available for the settlement and releases by the California Attorney General and certain other District Attorneys. However, in the event that any of these government authorities instead file certain actions against the Defendants by the second anniversary of the effective

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

date of the settlement agreement, which will occur in February 2013, the entire $4.0 million will revert to the Defendants upon their request to the Settlement Administrator.
In addition to the $1.0 million paid to the Humboldt County Treasurer-Tax Collector on behalf of the People of the State of California, the court also approved payments from the escrow of up to approximately $24.8 million for attorneys' fees and costs and $10,000 to each of the three named plaintiffs.  In addition, approximately $9.3 million of settlement proceeds have been distributed from the escrow to approximately 3,900 of an estimated 43,000 class members. Pursuant to the injunction, the twenty-two Defendants that operate California nursing facilities must provide specified nurse staffing levels, comply with specified state and federal laws governing staffing levels and posting requirements, and provide reports and information to a court-appointed auditor. The injunction will remain in effect for a period of twenty-four months unless extended for additional three-month periods as to those Defendants that may be found in violation. Defendants demonstrating compliance for an eighteen-month period that ended September 30, 2012 may petition for early termination of the injunction. The Defendants are required to demonstrate over the term of the injunction that the costs of the injunction meet a minimum threshold level pursuant to the settlement agreement, which level, initially $9.6 million, is reduced by the portion attributable to any Defendant in the case that no longer operates a skilled nursing facility during the injunction period. The injunction costs include, among other things, costs attributable to (i) enhanced reporting requirements; (ii) implementing advanced staffing tracking systems; (iii) fees and expenses paid to an auditor and special master; (iv) increased labor and labor related expenses; and (v) lost revenues attributable to admission decisions based on compliance with the terms and conditions of the injunction. To the extent the costs of complying with the injunction are less than the agreed upon threshold amount, the Defendants will be required to remit any shortfall to the settlement fund. In April 2011, five of the subsidiary Defendants transferred their operations to an unaffiliated third party skilled nursing facility operator. The remaining subsidiary Defendants continue to monitor their compliance with the terms of the injunction and to provide the applicable reports and information to the court-appointed auditor. Based upon compliance with the injunction through the requisite eighteen-month period ended September 30, 2012, and expenditures exceeding the threshold injunction-related spend requirement, the subsidiary Defendants anticipate petitioning to end the injunction as of September 30, 2012.
In the course of ongoing communications with the California Attorney General's Bureau of Medi-Cal Fraud & Elder Abuse ("BMFEA") related to the BMFEA matter discussed below, representatives of the California Attorney General and the U.S. Department of Justice have indicated their present interest in pursuing an action under the False Claims Act and certain other legal theories based upon the jury findings of understaffing in the Humboldt County Action. While the Company continues to cooperate with the government's evaluation of the matter, the Company views the government's apparent legal theories, including the False Claims Act theories, as lacking support in the established case law and intends to vigorously defend any such action if brought.

BMFEA Matter
On April 15, 2009, two of Skilled's wholly-owned companies, Eureka Healthcare and Rehabilitation Center, LLC, which at the time operated Eureka Healthcare and Rehabilitation Center (the "Facility"), and Skilled Healthcare, LLC, the administrative services provider for the Facility, were served with a search warrant that relates to an investigation of the Facility by the BMFEA. The search warrant related to, among other things, records, property and information regarding certain enumerated patients of the Facility and covered the period from January 1, 2007 through the date of the search. On October 31, 2012, the BMFEA filed a criminal complaint in California Superior Court, Humboldt County against Eureka Healthcare and Rehabilitation Center, LLC, Skilled Healthcare, LLC and Skilled Healthcare Group, Inc. alleging elder endangerment in nine misdemeanor counts under Penal Code Section 368(c) and two felony counts under Penal Code Section 368(b)(i) related to the care of certain patients at the Facility. No individuals were named as defendants in the complaint. The Company disputes the BMFEA's theories of alleged criminal liability and intends to vigorously defend the action. The charges filed by the BMFEA, if proven, carry fines of up to $6,000 for each of the two felony counts and $2,000 for each of the nine misdemeanor counts. Convictions could also lead to exclusion from participation in federal healthcare programs, under federal laws such as the Federal False Claims Act and the Civil Monetary Penalty Law, which could be materially adverse to Skilled's business. Eureka Healthcare and Rehabilitation Center, LLC transferred its operations in April 2011 to an unaffiliated third party skilled nursing facility operator.
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Workers' Compensation. The Company has maintained workers' compensation insurance as statutorily required. Most of its commercial workers' compensation insurance purchased is loss sensitive in nature, except as noted below. As a result, the Company is responsible for adverse loss development. Additionally, the Company self-insures the first unaggregated $1.0 million per workers' compensation claim for all California, New Mexico and Nevada skilled nursing and assisted living businesses. The Company has elected not to carry workers' compensation insurance in Texas and it may be liable for negligence claims that are asserted against it by its Texas-based employees. For the policy periods up to December 31, 2011, the Company has purchased guaranteed cost policies for its Kansas, Missouri, Iowa and Nebraska skilled nursing and assisted living businesses, as well as all of its hospice and home health businesses. There are no deductibles associated with these programs. Beginning January 1, 2012, the Company self-insures the first $0.25 million for these businesses. The Company recognizes a liability in its consolidated financial statements for its estimated self-insured workers' compensation risks. Historically, estimated liabilities have been sufficient to cover actual claims.
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
Employee Medical Insurance. Medical preferred provider option programs are offered as a component of the Company's employee benefits. The Company retains a self-insured amount up to a contractual stop loss amount of $0.25 million deductible for most participants on its preferred provider organization plan. All other employee medical plans are guaranteed cost plans.
A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

	As of September 30, 2012							As of December 31, 2011
	General and Professional		Employee Medical		Workers’ Compensation		Total	General and Professional		Employee Medical		Workers’ Compensation		Total
Current	$6,966	(1)	$2,276	(2)	$3,635	(2)	$12,877	$4,955	(1)	$2,083	(2)	$4,416	(2)	$11,454
Non-current	14,296		—		12,755		27,051	19,042		—		11,525		30,567
	$21,262		$2,276		$16,390		$39,928	$23,997		$2,083		$15,941		$42,021

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.
Hallmark Indemnification
Hallmark, the Company's wholly-owned rehabilitation services company, provides physical, occupational and speech therapy services to various unaffiliated skilled nursing facilities. These unaffiliated skilled nursing facilities are reimbursed for these services from the Medicare Program and other third-party payors. Hallmark has indemnified these unaffiliated skilled nursing facilities from a portion of certain disallowances of these services. Additionally, to the extent a Recovery Audit Contractor ("RAC") or other regulatory authority or contractor is successful in making a claim for recoupment of revenue from any of these skilled nursing facilities, Hallmark will typically be required to indemnify them against their charges associated with this loss. No material indemnification payments were required to be made in 2012.

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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Stockholders' Equity
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss refers to revenue, expenses, gains, and losses that are recorded as an element of stockholders' equity but are excluded from net income. The Company's other comprehensive income (loss) consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges and gains and losses from investments available for sale. Details of other comprehensive income (loss) are included in the Company's Statement of Comprehensive Income (Loss).

2007 Incentive Award Plan
The fair value of the stock option grants for the nine months ended September 30, 2012 and 2011 under FASB ASC Topic 718, Compensation – Stock Compensation, was estimated on the dates of the grants using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2012	2011
Risk-free interest rate	1.75%	2.80%
Expected Life	6.25 years	6.25 years
Dividend yield	—%	—%
Volatility	70.81%	50.00%
Weighted-average fair value	$5.44	$6.61
There were no new stock options granted in the three months ended September 30, 2012 and 2011. There were 106,748 and 60,491 new stock options granted in the nine months ended September 30, 2012 and 2011, respectively.
There were no options exercised during the three and nine months ended September 30, 2012. As of September 30, 2012, there was $1.2 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 1.9 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company's expectations.
The following table summarizes stock option activity during the nine months ended September 30, 2012 under the Skilled Healthcare Group, Inc. Amended and Restated 2007 Incentive Award Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	1,033,299	$9.10
Granted	106,748	$6.74
Exercised	—	$—
Forfeited or cancelled	(17,852)	$11.26
Outstanding at September 30, 2012	1,122,195	$8.83	6.98	$231
Fully vested and expected to vest at September 30, 2012	1,104,035	$8.86	6.96	$228
Exercisable at September 30, 2012	658,010	$9.93	6.37	$115
Aggregate intrinsic value represents the value of Skilled's closing stock price on the New York Stock Exchange on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.

Compensation related to stock option grants and stock awards included in general and administrative expenses was $0.8 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively. The amount of compensation included in general and administrative expenses was $2.2 million and $1.6 million for the nine months ended September 30,

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2012 and 2011, respectively. The amount of compensation included in cost of services was $0.5 million and $0.02 million for the three months ended September 30, 2012 and 2011. The amount of compensation included in cost of services was $1.3 million and $0.9 million for the nine months ended September 30, 2012 and 2011, respectively.

9. Fair Value Measurements
Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table summarizes the valuation of the Company’s interest rate hedge transaction and contingent consideration as of September 30, 2012 by the FASB ASC Topic 820, "Fair Value Measurement and Disclosures," fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate hedges	$—	$(422)	$—	$(422)
Available for sale securities	$—	$1,079	$—	$1,079
Contingent consideration – acquisitions	$—	$—	$7,537	$7,537
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
The interest rate swap is required to be measured at fair value on a recurring basis. The fair value of the interest rate swap contract is determined by calculating the value of the discounted cash flows of the difference between the fixed interest rate of the interest rate swap and the counterparty’s forward LIBOR curve, which is the input used in the valuation. The forward LIBOR curve is readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The Company obtained the counterparty’s calculation of the valuation of the interest rate swap as well as a forward LIBOR curve from another investment bank and independently recalculated the valuation of the interest rate swap, which agreed with the counterparty’s calculation.
The Company's wholly owned offshore captive insurance company is required by regulatory agencies to set aside assets to comply with the laws of the jurisdiction in which it operates. These assets consist of restricted cash and available for sale securities, which are included in other assets in the Company's consolidated September 30, 2012 balance sheet. The Company's available for sale securities are U.S. government securities with an amortized cost basis and aggregate fair value of $1.0 million and $1.1 million, respectively, as of September 30, 2012. Net unrealized gains included in other comprehensive income on the Company's available for sale securities totaled $0.1 million for the nine months ended September 30, 2012.
On May 1, 2010, the Company acquired substantially all of the assets of five Medicare-certified hospice companies and four Medicare-certified home health companies located in Arizona, Idaho, Montana and Nevada (which is sometimes referred to herein as the "Hospice/Home Health Acquisition"). As part of the purchase agreement, the purchase consideration included cash, promissory notes, contingent consideration, and deferred cash payments. The contingent consideration arrangement requires the Company to pay contingent payments should the acquired operations achieve certain financial targets based on EBITDA of the acquired businesses, as defined in the acquisition agreement, which was filed as Exhibit 2.1 to the Company’s Report on Form 10-Q filed with the SEC on May 4, 2010. The contingent consideration is up to $7.0 million over a period of 5 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The contingent consideration was recorded at the date of acquisition in the amount of $4.9 million. As of September 30, 2012, the contingent consideration had a fair value of $5.2 million. The change represents amounts accrued less $1.4 million payment to the seller. This is included in the Company’s accounts payable and accrued liabilities and other long-term liabilities on the balance sheet. The change in fair value related to the contingent consideration is included in the Company's depreciation and amortization on the statements of operations. There has been no change in the valuation technique of the contingent consideration from December 31, 2011 to September 30, 2012.
On July 1, 2011, a wholly-owned subsidiary of the Company acquired Altura Homecare & Rehab ("Altura"). The acquisition includes contingent earn-out consideration which can be earned based on the acquired business's achievement of an EBITDA threshold. The contingent consideration is up to $1.5 million over a period of 3 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of the earn-out at the acquisition date and at September 30, 2012 was $1.3 million.
On October 24, 2011, wholly-owned subsidiaries of the Company acquired substantially all of the assets of Cornerstone Hospice, Inc. ("Cornerstone"). The acquisition includes contingent earn-out consideration which can be earned based on the acquired business's achievement of an EBITDA threshold. The contingent consideration is up to $1.5 million over a period of 5 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of the earn-out at the acquisition date and at September 30, 2012 was $0.9 million.
On May 13, 2012, a wholly-owned subsidiary of the Company acquired substantially all of the assets of A Better Care Home Health, Inc. ("ABC"). The acquisition includes contingent earn-out consideration which can be earned based on the acquired operations' achievement of an EBITDA threshold. The contingent consideration spans 3 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of the earn-out at the acquisition date and at September 30, 2012 was $0.1 million.
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
Below is a table listing the Level 3 rollforward as of September 30, 2012 (in thousands):

Level 3 Rollforward
Value at January 1, 2012	$7,210
Contingent Consideration - ABC Home Health	112
Change in fair value	715
Payout	$(500)
Value at September 30, 2012	$7,537

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. Debt
The Company’s long-term debt is summarized as follows (dollars in thousands):

	As of September 30, 2012	As of December 31, 2011
Revolving Credit Facility due 2015, interest rate comprised of LIBOR plus 4.50% or 4.74% at September 30, 2012	27,000	—
Revolving Credit Facility due 2015, interest rate comprised of the Prime rate of 3.25% plus 3.50%, or 6.75%, at September 30, 2012	8,500	—
Term Loan, due 2016, interest rate based on LIBOR (subject to a 1.50% floor) plus 5.25%, or 6.75%, at September 30, 2012; collateralized by substantially all assets of the Company	414,222	—
Term Loan, due 2016, interest rate based on LIBOR (subject to a 1.50% floor) plus 3.75%, or 5.25% at December 31, 2011; collateralized by substantially all assets of the Company	—	337,100
Term Loan due 2016, interest rate based on the Prime rate of 3.25% plus 2.75%, or 6.00%, at December 31, 2011; collateralized by substantially all assets of the Company	—	6,600
Term Loan original issue discount	(3,252)	(1,893)
Senior Subordinated Notes due 2014, interest rate 11.00% at December 31, 2011; interest payable semiannually	—	130,000
Senior Subordinated Notes original issue discount	—	(224)
Notes payable due December 2018, interest rate fixed at 6.50%, payable in monthly installments, collateralized by a first priority deed of trust	1,157	1,269
Hospice/Home Health Acquisition note, interest rate fixed at 6.00%, due November 1, 2014	1,481	1,474
Insurance premiums financed	3,274	164
Other	1,158	993
Total long-term debt	453,540	475,483
Less amounts due within one year	(14,493)	(4,414)
Long-term debt, net of current portion	$439,047	$471,069

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
The incremental senior secured term loan bears interest, at our option, at the London Interbank Offered Rate ("LIBOR") (subject to a floor of 1.50%) plus a margin of 5.25% or the prime rate (subject to a floor of 2.50%) plus a margin of 4.25%. As part of the refinancing, the interest rate on the existing senior secured term loan was amended to match the interest rate of the incremental senior secured term loan. The interest rate on the existing revolving credit facility was also amended to be, at our option, LIBOR plus a margin of between 4.25% and 4.50% (based upon consolidated senior leverage) or the prime rate plus a margin of between 3.25% and 3.50% (based upon consolidated senior leverage). There is no longer a LIBOR or prime rate floor with respect to the revolving credit facility. Pursuant to the Restated Credit Agreement, the quarterly term loan amortization payments increased to $2.6 million beginning June 30, 2012 compared to $0.9 million under the Prior Credit Agreement. Additionally, the maximum portion of the annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement) to be applied to term debt reductions increased to 75% from 50%, subject to stepdowns to 50% and 25% based on consolidated leverage. The Company also increased its ability to refinance a portion of its credit facility with U.S. Department of Housing and Urban Development ("HUD") insured debt up to $250 million, subject to certain credit facility covenants. The Company has received the formal portfolio conditional credit approval from HUD for up to an aggregate of $460 million in HUD insured loans secured by up to 78 facilities under HUD's Section 232 loan program, which provides loans for nursing

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

homes, assisted living and related facilities. Any HUD insured borrowings beyond $250 million would necessitate either refinancing the senior secured credit facility in full or otherwise seeking a waiver or amendment from the senior secured lenders. The Company has not yet determined the amount of borrowings it will ultimately seek under the HUD insured loan program, and all loan applications will be subject to further review and approval by HUD. Furthermore, there can be no assurance that the Company will ultimately be approved for and close any HUD insured loans, what the timing of any approvals or closings would be, or what the interest rates on any HUD insured loans would be. The HUD approval process is subject to a number of contingencies, many of which are out of the Company's control. The Restated Credit Agreement requires that all of the net proceeds from any HUD insured loans be used to pay down the term portion of the Company's senior secured credit facility.
The Company expensed fees paid in connection with the refinancing of the Prior Credit Agreement in the amount of $2.0 million in conjunction with the amended senior secured credit facility. Substantially all of the Company's assets are pledged as collateral under the senior secured credit facility. Amounts borrowed under the senior secured term loan may be prepaid at any time without penalty, except for LIBOR breakage costs. Commitments under the revolving credit facility terminate on April 9, 2015. The senior secured term loan matures on April 9, 2016.
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
Under the senior secured credit facility, the Company must maintain compliance with specified financial covenants measured on a quarterly basis. The senior secured credit facility also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the senior secured credit facility, subject to certain exceptions and minimum thresholds, the Company is required to apply all of the proceeds from any issuance of debt, as much as half of the proceeds from any issuance of equity, as much as 75% of the Company's annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement), and amounts received in connection with any sale of the Company's assets to repay the outstanding amounts under the Restated Credit Agreement. The Company believes that it is in compliance with its debt covenants as of September 30, 2012. As of September 30, 2012, the fixed charge coverage ratio was 2.6, which compares to a minimum requirement of 1.6 and the leverage ratio was 4.2, as compared to an allowed maximum of 5.0.
Senior Subordinated Notes
On May 12, 2012, the Company redeemed the entire $130.0 million outstanding principal amount plus all accrued but unpaid interest, of the 2014 Notes. The proceeds from the incremental senior secured term loan (as well as a draw on the revolving portion of the senior secured credit facility) were used to fund the redemption of the outstanding 2014 Notes at par plus accrued interest. In addition, the Company expensed unamortized deferred financing fees and original issue discount ("OID") in the amount of $1.9 million in conjunction with the redemption of the 2014 Notes.
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
Other Debt
The Company issued $10.0 million of promissory notes as part of the purchase consideration for the Hospice/Home Health Acquisition. The notes bear interest at 6.0% with $2.0 million of principal due annually beginning November 1, 2010. During 2011, the notes were substantially paid down leaving a remaining balance of $1.5 million at December 31, 2011. The promissory notes are payable to the selling entities, of which the President and Chief Operating Officer, and the Senior Vice President, of Signature Hospice & Home Health, LLC are significant shareholders. Signature Hospice & Home Health, LLC is a consolidated subsidiary of Skilled holding 100% interests in the operating companies for the Hospice/Home Health Acquisition.

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
Business Overview
We are a holding company with subsidiaries that operate skilled nursing facilities, assisted living facilities, hospices, home health providers and a rehabilitation therapy business. These subsidiaries focus on providing high-quality care to our patients. We have an administrative service company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services. We have one such service agreement with an unrelated facility operator. Our subsidiaries that operate skilled nursing facilities have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of September 30, 2012, we owned or leased 74 skilled nursing facilities and 22 assisted living facilities, together comprising 10,409 licensed beds. We also lease five skilled nursing facilities in California to an unaffiliated third party operator. Our skilled nursing and assisted living facilities, approximately 77.2% of which we own, are located in California, Texas, Iowa, Kansas, Missouri, Nebraska, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. For the nine months ended September 30, 2012, we generated approximately 72.2% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, hospice care and home health services, and lease of five skilled nursing facilities to an unaffiliated third party operators.
Revisions to Prior Period Amounts
During the quarter ended June 30, 2012, we identified errors related to certain claims under Medicare Part B for blood glucose testing at certain of our affiliated companies. Although blood glucose tests are routinely ordered by physicians to safely monitor vulnerable patients' blood glucose levels, effective January 1, 2007, CMS redefined the criteria for "medical necessity" before a Medicare claim for such a test is payable. The new criteria specifies the nature of a physician order for the blood glucose test, the frequency of a physician's review of the test results and the frequency of a physician's utilization of the test results in the patient's plan of care or treatments. The documentation and other requirements for Medicare Part B billing of blood glucose testing that took effect in January 2007 significantly limited the number of blood glucose tests that are reimbursable compared to those that were previously reimbursable. Our internal policies changed at the time to be consistent with new Medicare regulations. Subsequent to January 1, 2007, a number of our affiliated companies incorrectly continued to bill Medicare under the rules that existed prior to January 1, 2007. The billing errors resulted in a cumulative overstatement of consolidated revenue in the amount of $5.8 million for the period from January 1, 2007 to December 31, 2011. The affiliated companies submitted approximately 30,000 claims related to blood glucose testing in the affected period that were not reimbursable under the revised standard. The affected providers have refunded all previously paid post-2006 Medicare Part B claims for blood glucose tests.
In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 250-10-S99 ("ASC 250-10-S99"), we evaluated these refunds and, based on an analysis of quantitative and qualitative factors, determined that they were not material to any of the prior reporting periods affected and, therefore, amendment of previously filed reports with the Securities and Exchange Commission ("SEC") was not required. However, if the adjustments to correct the cumulative effect of the aforementioned refunds had been recorded in the three and six months ended June 30, 2012, the impact would have been material to those two periods. Therefore, as required by Staff Accounting Bulletin ("SAB") 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), beginning with our quarterly report on Form 10-Q for the quarter ended June 30, 2012, we have revised previously reported financial periods to reflect corrected financial information for the fiscal years ended December 31, 2011, 2010, 2009, 2008, and 2007, and for the quarterly periods in fiscal years 2011 and 2010. Also, in accordance with SAB 108, we will include this revised financial information when we file subsequent reports on Form 10-Q and Form 10-K or files a registration statement under the Securities Act of 1933, as amended.

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
Despite the fact that our affected subsidiaries have refunded all of the reimbursements they received in connection with the Medicare Part B claims for all blood glucose tests after January 1, 2007, some refunded claims could nonetheless potentially lead to allegations that any of the affected subsidiaries are subject to sanctions under the Federal False Claims Act or the Federal Civil Monetary Penalties Law. Such sanctions could lead to any combination of a variety of criminal, civil and administrative penalties, which could be material both individually and in the aggregate. We cannot determine the likelihood that any penalties might be imposed related to this refund and have not accrued for any such penalties. See "Revenue we receive from Medicare and Medicaid is subject to potential retroactive reduction or repayment" in Part II, Item 1A of this report for additional information.

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
The Middle Class Tax Relief and Job Creation Act of 2012 was signed into law on February 22, 2012, extending the Medicare Part B outpatient therapy cap exceptions process through December 31, 2012. The statutory Medicare Part B outpatient therapy cap for occupational therapy (OT) is $1,880 for 2012, and the combined cap for physical therapy (PT) and speech-language pathology services (SLP) is also $1,880 for 2012.  This is the annual per beneficiary therapy cap amount determined for each calendar year. Similar to the therapy cap, Congress established a threshold of $3,700 for PT and SLP services combined and another threshold of $3,700 for OT services. All therapy services rendered above the $3,700 are subject to manual medical review and certain providers will be required to submit a request for an exception. The law requires an exceptions process to the therapy cap that allows providers to receive payment from Medicare for medically necessary therapy services above the therapy cap amount.  Beginning October 1, 2012 some therapy providers are required to submit requests for exceptions (pre-approval for up to 20 therapy treatment days for beneficiaries at or above the $3,700 threshold). The $3,700 figure is the defined threshold that triggers the requirement for an exception request. Prior to October 1, 2012 there was no requirement for an exception request when the threshold was exceeded. We expect the Medicare Part B therapy cap exception requirements that went into effect October 1, 2012 to negatively impact our therapy business in the fourth quarter of 2012.
On July 27, 2012, CMS issued a final rule providing for, among other things, a net 1.8% increase in PPS payments to skilled nursing facilities for CMS's fiscal year 2013 (which begins October 1, 2012) as compared to PPS payments in CMS's fiscal year 2012 (which ends September 30, 2012). The 1.8% increase was on a net basis, after the application of a 2.5% market basket increase, and reduced by a 0.7% multi-factor productivity adjustment required by PPACA. After our wage index adjustment, our net increase was 1.7%.
In July 2012, CMS issued its final rule for hospice services for its 2013 fiscal year. The rule includes a market basket increase of 2.6% less 0.3% reduction in the market basket as a result of the PPACA and a 0.7% reduction due to productivity adjustment. After adjusting for the wage index in our hospice agencies, we estimate that the net impact on our hospice service operations will be an increase of 0.9% in our reimbursement rates effective October 1, 2012.
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

•
Suspension of Payments During Pending Fraud Investigations. PPACA provides the federal government with expanded authority to suspend Medicare and Medicaid payments if a provider is investigated for allegations or issues of fraud. This suspension authority creates a new mechanism for the federal government to suspend both Medicare and Medicaid payments for allegations of fraud, independent of whether a state exercises its authority to suspend Medicaid payments pending a fraud investigation. To the extent the suspension of payments provision is applied to one of our businesses for allegations of fraud, such a suspension could adversely affect our results of operations.

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

The provisions of PPACA discussed above are examples of recently enacted federal health reform provisions that we believe may have a material impact on the long-term care profession generally and on our business. However, the foregoing discussion is not intended to constitute, nor does it constitute, an exhaustive review and discussion of PPACA. It is possible that other provisions of PPACA may be interpreted, clarified, or applied to our businesses in a way that could have a material adverse impact on our business, financial condition and results of operations. Similar federal and/or state legislation that may be adopted in the future could have similar effects.

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
The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2012		2011
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$156,550	72.3%	$164,140	75.8%	$(7,590)	(4.6)%
Assisted living facilities	7,133	3.3	7,021	3.2	112	1.6
Administration of third party facility	132	0.1	309	0.1	(177)	(57.3)
Facility lease revenue	769	0.3	746	0.3	23	3.1
Total long-term care services	164,584	76.0	172,216	79.4	(7,632)	(4.4)
Therapy services:
Third-party rehabilitation therapy services	26,161	12.1	23,158	10.7	3,003	13.0
Total therapy services	26,161	12.1	23,158	10.7	3,003	13.0
Hospice & home health services:
Hospice	19,303	8.9	16,132	7.4	3,171	19.7
Home Health	6,575	3.0	5,318	2.5	1,257	23.6
Total hospice & home health services	25,878	11.9	21,450	9.9	4,428	20.6
Total	$216,623	100.0%	$216,824	100.0%	$(201)	(0.1)%

	Nine Months Ended September 30,
	2012		2011
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$471,800	72.2%	$504,084	77.0%	$(32,284)	(6.4)%
Assisted living facilities	20,942	3.2	20,482	3.2	460	2.2
Administration of third party facility	698	0.1	856	0.1	(158)	(18.5)
Facility lease revenue	2,291	0.3	1,492	0.2	799	53.6
Total long-term care services	495,731	75.8	526,914	80.5	(31,183)	(5.9)
Therapy services:
Third-party rehabilitation therapy services	78,661	12.1	69,051	10.6	9,610	13.9
Total therapy services	78,661	12.1	69,051	10.6	9,610	13.9
Hospice & home health services:
Hospice	59,634	9.1	46,291	7.1	13,343	28.8
Home Health	19,385	3.0	12,091	1.8	7,294	60.3
Total hospice & home health services	79,019	12.1	58,382	8.9	20,637	35.3
Total	$653,411	100.0%	$654,347	100.0%	$(936)	(0.1)%
Sources of Revenue
The following table sets forth revenue consolidated by state in dollars and as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2012		2011
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$86,488	39.9%	$86,470	39.9%
Texas	45,259	20.9	46,848	21.6
New Mexico	25,457	11.8	24,028	11.1
Nevada	14,832	6.9	14,827	6.9
Kansas	14,980	6.9	16,767	7.7
Missouri	14,677	6.8	15,482	7.1
Montana	4,130	1.9	3,495	1.6
Arizona	3,381	1.6	2,683	1.2
Iowa	2,412	1.1	2,842	1.3
Idaho	2,654	1.2	2,567	1.2
Nebraska	1,178	0.5	815	0.4
Other	1,175	0.5	—	—
Total	$216,623	100.0%	$216,824	100.0%

	Nine Months Ended September 30,
	2012		2011
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$263,410	40.3%	$269,697	41.2%
Texas	135,053	20.7	139,457	21.3
New Mexico	74,357	11.4	68,352	10.4
Nevada	46,389	7.1	44,494	6.8
Kansas	46,373	7.1	51,053	7.8
Missouri	44,083	6.7	46,440	7.1
Montana	11,767	1.8	9,559	1.5
Arizona	10,423	1.6	8,170	1.2
Iowa	8,078	1.2	8,498	1.3
Idaho	7,552	1.2	7,008	1.1
Nebraska	3,121	0.5	1,619	0.3
Other	2,805	0.4	—	—
Total	$653,411	100.0%	$654,347	100.0%
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
Therapy Services Segment
As of September 30, 2012, we provided rehabilitation therapy services to a total of 198 healthcare facilities, including 64 of our facilities, as compared to 177 facilities, including 64 of our facilities, as of September 30, 2011. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. The net increase of 22 facilities serviced was comprised of 42 new facilities serviced, net of 20 cancellations. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered. As of September 30, 2012, we provided rehabilitation therapy services to facilities in California, Nevada, New Mexico, Texas, Missouri, Nebraska, Iowa, and Indiana.
Hospice and Home Health Services Segment
Hospice. As of September 30, 2012, we provided hospice care in Arizona, California, Idaho, Montana, Nevada and New Mexico. We derive substantially all of the revenue from our hospice business from Medicare and managed care reimbursement.
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
Home Health. We provided home health care in Arizona, California, Idaho, Montana, Nevada and New Mexico as of September 30, 2012. We derive the majority of the revenue from our home health business from Medicare. Net service revenue is recorded under the Medicare payment program based on a 60-day episodic payment rate that is subject to downward adjustment based on certain variables.

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

	Three Months Ended September 30,
	2012					2011
	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage
Medicare Part A	$43,306	$—	$22,145	$65,451	30.2%	$54,535	$—	$19,022	$73,557	33.9%
Medicare Part B	5,821	—	—	5,821	2.7	5,701	—	—	5,701	2.6
Medicaid	66,805	—	782	67,587	31.2	63,108	—	331	63,439	29.3
Subtotal Medicare and Medicaid	115,932	—	22,927	138,859	64.1	123,344	—	19,353	142,697	65.8
Managed Care Part A	22,755	—	1,317	24,072	11.1	22,103	—	855	22,958	10.6
Managed Care Part B	452	—	—	452	0.2	451	—	—	451	0.2
Private pay and other	25,445	26,161	1,634	53,240	24.6	26,317	23,158	1,243	50,718	23.4
Total	$164,584	$26,161	$25,878	$216,623	100.0%	$172,215	$23,158	$21,451	$216,824	100.0%

	Nine Months Ended September 30,
	2012					2011
	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage
Medicare Part A	$139,335	$—	$68,686	$208,021	31.8%	$178,275	$—	$53,731	$232,006	35.5%
Medicare Part B	13,530	—	—	13,530	2.1	17,172	—	—	17,172	2.6
Medicaid	195,808	—	1,840	197,648	30.3	188,145	—	815	188,960	28.9
Subtotal Medicare and Medicaid	348,673	—	70,526	419,199	64.2	383,592	—	54,546	438,138	67.0
Managed Care Part A	68,897	—	3,575	72,472	11.1	64,595	—	1,154	65,749	10.0
Managed Care Part B	1,528	—	—	1,528	0.2	1,277	—	—	1,277	0.2
Private pay and other	76,633	78,661	4,918	160,212	24.5	77,450	69,051	2,682	149,183	22.8
Total	$495,731	$78,661	$79,019	$653,411	100.0%	$526,914	$69,051	$58,382	$654,347	100.0%

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

Results of Operations
The following table summarizes some of our key performance indicators, along with other statistics, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Occupancy statistics (skilled nursing facilities):
Available beds in service at end of period	8,813	8,814	8,813	8,814
Available patient days	810,303	810,670	2,413,572	2,438,072
Actual patient days	669,531	672,636	2,003,210	2,025,664
Occupancy percentage	82.6%	83.0%	83.0%	83.1%
Average daily number of patients	7,278	7,311	7,311	7,420

Hospice average daily census	1,433	1,131	1,404	1,070
Home health episodic-based admissions	2,083	1,665	6,167	3,516
Home health episodic-based recertifications	459	264	1,152	563

Revenue per patient day (skilled nursing facilities prior to intercompany eliminations)
LTC only Medicare (Part A)	$510	$572	$509	$574
Medicare blended rate (Part A & B)	574	636	572	633
Managed care (Part A)	382	389	383	388
Managed care blended rate (Part A & B)	391	397	392	391
Medicaid	160	153	158	154
Private and other	167	175	178	177
Weighted-average for all	$235	$246	$238	$251

Patient days by payor (skilled nursing facilities):
Medicare	85,591	95,771	267,315	311,498
Managed care	59,396	56,841	179,882	166,525
Total skilled mix days	144,987	152,612	447,197	478,023
Private pay and other	108,126	108,799	319,568	323,903
Medicaid	416,418	411,225	1,236,445	1,223,738
Total days	669,531	672,636	2,003,210	2,025,664

Patient days as a percentage of total patient days (skilled nursing facilities):
Medicare	12.8%	14.2%	13.3%	15.4%
Managed care	8.9	8.5	9.0	8.2
Skilled Mix	21.7	22.7	22.3	23.6
Private pay and other	16.1	16.2	16.0	16.0
Medicaid	62.2	61.1	61.7	60.4
Total	100.0%	100.0%	100.0%	100.0%

Revenue for total company:
Medicare	32.9%	36.5%	33.9%	38.1%
Managed care, private pay, and other	35.9	34.2	35.8	33.0
Quality mix	68.8	70.7	69.7	71.1
Medicaid	31.2	29.3	30.3	28.9
Total	100.0%	100.0%	100.0%	100.0%

The following table sets forth details of our revenue, expenses, and net income and other items as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	84.1	80.0	83.5	79.5
Rent cost of revenue	2.1	2.0	2.1	2.1
General and administrative	2.8	2.5	2.8	3.0
Litigation settlement costs, (net of recoveries)	—	(2.1)	—	(0.7)
Depreciation and amortization	2.9	3.0	3.0	2.9
Impairment of long-lived assets	—	125.0	—	41.3
	91.9	210.4	91.4	128.1
Other income (expenses):
Interest expense	(4.1)	(4.5)	(4.4)	(4.5)
Interest income	0.1	0.1	0.1	0.1
Other income (expense)	—	—	—	—
Equity in earnings of joint venture	0.2	0.2	0.2	0.2
Debt retirement costs	(0.1)	—	(0.6)	—
Total other (expenses) income, net	(3.9)	(4.2)	(4.7)	(4.2)
Income (loss) before provision for (benefit from) income taxes	4.2	(114.6)	3.9	(32.3)
Provision for (benefit from) income taxes	1.4	(7.1)	1.4	(0.1)
Net income (loss)	2.8%	(107.5)%	2.5%	(32.2)%

Adjusted EBITDA(1)	11.1%	15.6%	11.8%	15.9%
Adjusted EBITDAR(2)	13.3%	17.6%	13.9%	18.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reconciliation from net income to EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR (in thousands):
Net income (loss)	$6,068	$(232,814)	$15,902	$(210,769)
Interest expense, net of interest income	8,665	9,541	28,474	28,766
Provision for (benefit from) income taxes	2,965	(15,387)	9,356	(911)
Depreciation and amortization expense	6,258	6,459	19,124	19,036
EBITDA(1)	23,956	(232,201)	72,856	(163,878)
Rent cost of revenue	4,639	4,413	13,734	13,530
EBITDAR(2)	28,595	(227,788)	86,590	(150,348)
EBITDA(1)	23,956	(232,201)	72,856	(163,878)
Debt retirement costs	168	—	4,126	—
Disposals of property and equipment	—	—	—	293
Expenses related to the exploration of strategic alternatives	—	—	—	716
Exit costs related to the Northern California divestiture	—	—	—	820
Litigation settlement costs, (net of recoveries)	—	(4,488)	—	(4,488)
Impairment of long-lived assets	—	270,478	—	270,478
Adjusted EBITDA(1)	24,124	33,789	76,982	103,941
Rent cost of revenue	4,639	4,413	13,734	13,530
Adjusted EBITDAR(2)	$28,763	$38,202	$90,716	$117,471

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
Specifically, we believe that a report of EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR provides consistency in our financial reporting and provides a basis for the comparison of results of core business operations between our current, past and future periods. EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR are primary indicators management uses for planning and forecasting in future periods, including trending and analyzing the core operating performance of our business from period-to-period without the effect of accounting principles generally accepted in the United States of America ("U.S. GAAP") expenses, revenues and gains (losses) that we believe are unrelated to the day-to-day performance of our business. We also use EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR to benchmark the performance of our business against expected results, analyzing year-over-year trends as described below and to compare our operating performance to that of our competitors.
Management, including operating company based management, uses EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR to assess the performance of our core business operations, to prepare operating budgets and to measure our performance against those budgets on a consolidated and segment level. Segment management uses these metrics to measure performance on a business unit by business unit basis. We typically use Adjusted EBITDA and Adjusted EBITDAR for these purposes on a consolidated basis as the adjustments to EBITDA and EBITDAR are not generally allocable to any individual business unit and we typically use EBITDA and EBITDAR to compare the operating performance of each skilled nursing facility, assisted living facility, or other business unit as well as to assess the performance of our operating segments. EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR are useful in this regard because they do not include such costs as interest expense (net of interest income), income taxes, depreciation and amortization expense, rent cost of revenue (in the case of EBITDAR and Adjusted EBITDAR) and special charges, which may vary from business unit to business unit and period-to-period depending upon various factors, including the method used to finance the business, the amount of debt that we have determined to incur, whether a facility is owned or leased, the date of acquisition of a facility or business, the original purchase price of a facility or business unit or the tax law of the state in which a business unit operates. We believe these types of charges are dependent on factors unrelated to the underlying business unit performance. As a result, we believe that the use of EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR provides a meaningful and consistent comparison of our underlying business units between periods by eliminating certain items required by U.S. GAAP which have little or no significance to their day-to-day operations.
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
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Revenue. Revenue decreased by $0.2 million, or 0.1%, to $216.6 million in the three months ended September 30, 2012 from $216.8 million in the three months ended September 30, 2011.
Long term care services

	Three Months Ended September 30,
	2012		2011		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$156.6	72.3%	$164.1	75.8%	$(7.6)	(4.6)%
Assisted living facilities	7.1	3.3	7.0	3.2	0.1	1.6
Administration of third party facility	0.1	0.1	0.3	0.1	(0.2)	(57.3)
Leased facility revenue	0.8	0.3	0.8	0.4	—	3.1
Total long-term care services	$164.6	76.0%	$172.2	79.5%	$(7.6)	(4.4)%

Skilled nursing facilities revenue decreased $7.6 million in the third quarter of 2012 as compared to the third quarter of 2011, with the decrease coming from skilled nursing facilities operated for all of the three months ended September 30, 2012 and 2011. The decrease resulted primarily from a $7.0 million decrease in revenue due to a lower weighted average per patient day ("PPD") Medicare reimbursement rate and a $0.6 million decrease in revenue due to lower occupancy rates. We experienced a slight decrease in our average daily census ("ADC") in our same store skilled nursing facilities in the third quarter of 2012 as compared to the third quarter of 2011. The decrease in PPD rates was primarily a result of the Medicare rate cut discussed below as well as a shift from Medicare days to Managed Medicare days as more seniors elect Medicare Advantage. Medicare Advantage plans are operated by private companies, to which Medicare pays a fixed monthly amount per enrollee to provide the enrollees healthcare services that would otherwise be reimbursed through Medicare's standard PPS system. A decrease in our skilled mix also contributed to the decline in PPD rates. Our average daily Part A Medicare rate decreased 10.8% to $510 in the three months ended September 30, 2012 from $572 in the three months ended September 30, 2011, primarily due to the decrease of our skilled nursing Medicare rates by 11.1%, effective October 1, 2011, which will continue to negatively impact skilled nursing revenues in future periods. Our average daily Medicaid rate increased 3.9% to $160 per day in the three months ended September 30, 2012 from $153 per day in the three months ended September 30, 2011, primarily due to increased Medicaid rates in California, Kansas, Missouri and New Mexico. These increases in Medicaid rates were substantially offset by increases in the provider taxes in those states. The increase of $0.1 million at our assisted living facilities in the third quarter of 2012 as compared to the third quarter of 2011 was due primarily to the increase in occupancy at our facilities operated for all of both periods, offset by a decrease due to the closure of the Hemet Senior Assisted Living facility in Hemet, California in April 2012.

Therapy services

	Three Months Ended September 30,
	2012		2011		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$41.6	19.2%	$38.9	17.9%	$2.7	6.9%
Intersegment elimination of services related to affiliated entities	(15.4)	(7.2)	(15.7)	(7.2)	0.3	(1.9)
Third party therapy services	$26.2	12.0%	$23.2	10.7%	$3.0	13.0%

Of the $3.0 million increase in third party therapy services revenue, $1.3 million was related to the net addition of 22 new third party contracts added since the third quarter of 2011. The remaining balance of the increase resulted primarily from an increase in outpatient therapy services provided at third party facilities serviced for all of the three months ended September 30, 2012 and 2011. We expect the Medicare Part B therapy cap exception requirements that went into effect October 1, 2012 for the remainder of the year to negatively impact our therapy business in the fourth quarter of 2012.
Hospice & Home Health services

	Three Months Ended September 30,
	2012		2011		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$19.3	8.9%	$16.1	7.4%	$3.2	19.7%
Home Health	6.6	3.0	5.3	2.5	1.3	23.6
Total hospice & home health services	$25.9	11.9%	$21.4	9.9%	$4.5	20.6%

Hospice and home health services revenue increased $4.5 million in the third quarter of 2012 as compared to the third quarter of 2011. Hospice revenue increased by $3.4 million from the acquisition of the two Cornerstone Hospice agencies ("Cornerstone") in October 2011, offset by a decrease of $0.2 million in hospice businesses operated for all of the three months ended September 30, 2012 and 2011. For the quarters ended September 30, 2012 and 2011, we recorded hospice Medicare cap adjustments of $2.8 million and $0.3 million, respectively, as adjustments to revenue, which negatively affected the weighted average PPD rates for both periods. Of the $2.8 million of hospice cap reserves recorded in the three months ended September 30, 2012, $1.9 million related to the 2011 cap year ended October 31, 2011. This adjustment relates to patients who transferred to or from our hospice agencies and who received care from unaffiliated hospice agencies and as a result we are required to share the hospice cap allowance for those patients. We will likely incur additional hospice cap adjustments in the fourth quarter of 2012. Of the $0.2 million decrease in revenue at hospice businesses operated for all of the three months ended September 30, 2012 and 2011, $1.3 million resulted from a lower weighted average PPD rate as a result of the aforementioned hospice cap reserves recorded, offset by a $1.1 million increase due to an increase in ADC. Revenue increased $1.3 million at our home health businesses in the third quarter of 2012 as compared to the same period in 2011. Of the $1.3 million increase, $0.7 million was from home health agencies operated for all of both periods, with a $1.4 million increase from an increase in episodes, offset by a $0.7 million decrease in rate per episode. The decrease in rate per episode was primarily due to the decrease in Medicare reimbursement rates and additional decreases in commercial insurance and other payer sources. The remaining $0.6 million increase in home health revenue was due to acquisitions.
Cost of Services Expenses. Cost of services expenses increased $8.7 million, or 5.0%, to $182.2 million, or 84.1% of revenue, in the three months ended September 30, 2012, from $173.5 million, or 80.0% of revenue, in the three months ended September 30, 2011. The increase in cost of services expense as a percentage of revenue is primarily attributable to the impact of the Medicare rate cut previously discussed.

Long term care services

	Three Months Ended September 30,
	2012		2011		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$127.3	81.3%	$127.5	77.7%	$(0.2)	(0.2)%
Assisted living facilities	4.9	68.7	5.1	72.7	(0.2)	(4.0)
Regional operations support	5.8	n/a	5.7	n/a	0.1	1.4
Total long-term care services	$138.0	83.9%	$138.3	80.3%	$(0.3)	(0.3)%
Cost of services expenses at our skilled nursing facilities decreased $0.2 million in the third quarter of 2012 as compared to the third quarter of 2011. The $0.2 million decrease resulted from a decrease in patient days and was offset by a 0.2% increase in operating costs, which increased to $190.15 PPD in the three months ended September 30, 2012 from $190.03 PPD for the three months ended September 30, 2011. These additional operating costs resulted from a $1.1 million increase in labor costs, which represented an increase of $2.04, or 1.9%, on a PPD basis and an increase of $0.4 million in taxes and licenses, offset by a decrease of $1.3 million in insurance expenses. Cost of services expenses at our assisted living facilities decreased $0.2 million in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Therapy services

	Three Months Ended September 30,
	2012			2011			Increase/(Decrease)
	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

							Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$41.6	$37.8	90.7%	$38.9	$34.9	89.8%	$2.8	8.1%
Total therapy services	$41.6	$37.8	90.7%	$38.9	$34.9	89.8%	$2.8	8.1%

Rehabilitation therapy costs of services as a percentage of revenue increased in the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to regulatory changes to group therapy discussed below, which has resulted in a requirement for more treatment time by licensed therapists. CMS rulemaking effective for its fiscal year 2012 (which began October 1, 2011) effectively creates a disincentive for providing group therapy treatments in contrast to its policies that promoted such efficiencies in prior fiscal years. CMS also made changes effective October 1, 2011 that require additional therapy time to provide more frequent assessments of the patients we treat. These two factors have negatively impacted the margins of the therapy business. Though these factors have increased our operating costs we have seen improvements in our rehabilitation therapy costs as a percentage of revenue as the result of increased productivity efficiencies gained through using technology to reduce the time therapists must spend on administrative tasks.

Hospice and home health services

	Three Months Ended September 30,
	2012		2011		Increase/(Decrease)
	Cost of Service Dollars	Percentage of Revenue	Cost of Service Dollars	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Hospice	$16.4	85.2%	$11.6	71.9%	$4.8	41.8%
Home Health	6.2	93.9	4.8	90.1	1.4	28.8
Total hospice & home health services	$22.6	87.4%	$16.4	76.4%	$6.2	38.0%
Cost of services expenses related to our hospice business increased $4.8 million in the third quarter of 2012 as compared to the third quarter of 2011. The change was primarily due to an increase of $2.3 million due to the acquisition of Cornerstone and $2.5 million of additional expenses at our existing hospice business. The $2.5 million increase resulted from an increase in operating costs of $14.98 PPD, or 13.4%, to $126.43 PPD in the three months ended September 30, 2012 from $111.45 for the three months ended September 30, 2011. These additional operating costs resulted from a $1.6 million increase in labor costs, primarily due to the increase in census, quality initiatives and marketing. Additionally, the increase in operating costs resulted from a $0.9 million increase in bad debt, supplies, and other operating expenses. Cost of services related to our home health business increased $1.4 million in the third quarter of 2012 as compared to the third quarter of 2011. The increase was primarily due to an increase of $1.0 million of additional expenses at our existing home health agencies, commensurate with the increase in episodes. The remaining balance of the increase in home health cost of services expense was due to acquisitions.
Rent Cost of Revenue. Rent cost of revenue increased $0.2 million, or 5.1%, to $4.6 million, or 2.1% of revenue, in the three months ended September 30, 2012 from $4.4 million, or 2.0% of revenue, in the three months ended September 30, 2011. The increase was primarily related to market rate increases in the lease agreements.
General and Administrative Services Expenses. Our general and administrative services expenses increased $0.6 million, or 11.0%, to $6.0 million, or 2.8% of revenue, in the three months ended September 30, 2012 from $5.4 million, or 2.5% of revenue, in the three months ended September 30, 2011. The increase is primarily due to an increase in legal costs and the IT outsourcing evaluation costs.
Litigation Settlement Costs, Net of Recoveries. For the three months ended September 30, 2011, we recorded a $4.5 million, net recovery, on litigation settlement costs related to the $53.5 million in litigation settlement expense that we recorded during the third quarter of 2010. The litigation settlement expense consisted of a $50.0 million cash settlement related to the Humboldt County Action, $3.0 million of related legal expenses, and $0.5 million in costs in connection with a securities class action related to our initial public offering (which was settled in September 2010). There was no comparable benefit recorded in the three months ended September 30, 2012.

Depreciation and Amortization. Depreciation and amortization decreased by $0.2 million, or 3.1%, to $6.3 million, or 2.9% of revenue, in the three months ended September 30, 2012 from $6.5 million, or 3.0% of revenue, in the three months ended September 30, 2011. The decrease is primarily related to the decrease in amortization of intangible assets.

Impairment of Long-Lived Assets. We recorded a goodwill impairment charge of $267.5 million and a $3.0 million impairment charge related to a long-lived asset in the three months ended September 30, 2011. There was no comparable charge recorded in the three months ended September 30, 2012.

Interest Expense. Interest expense decreased by $0.9 million, or 9.5%, to $8.8 million, or 4.1% of revenue, in the three months ended September 30, 2012 from $9.7 million, or 4.5% of revenue, in the three months ended September 30, 2011. The decrease in our interest expense was primarily due to a decrease in the average debt outstanding for the three months ended September 30, 2012 to $460.3 million from $497.4 million for the three months ended September 30, 2011 and a decrease in the weighted average rate from 6.8% to 6.6% for the three months ended September 30, 2011 and 2012, respectively, on our debt due to our April 2012 refinancing of our senior subordinated debt.
Interest Income. Interest income remained consistent at approximately $0.1 million for the three months ended September 30, 2012 and September 30, 2011.

Equity in Earnings of Joint Venture. Equity earnings of our pharmacy joint venture remained consistent at $0.5 million in the three months ended September 30, 2012 and September 30, 2011.
Debt Retirement Costs. Debt retirement costs of $0.2 million for the three months ended September 30, 2012 was due to the expensing of fees paid in connection with the redemption of the 2014 Notes in May 2012 and the $100 million expansion of our term debt. There was no comparable charge recorded in the three months ended September 30, 2011.
Income (Loss) Before Provision for Income Taxes. Income before provision for incomes taxes increased by $257.2 million to $9.0 million in the three months ended September 30, 2012 from a loss of $248.2 million in the three months ended September 30, 2011. The $257.2 million increase was related primarily to the impairment charge of $270.5 million during the three months ended September 30, 2011.
Provision for (Benefit from) Income Taxes. We recorded a tax expense of $3.0 million, or 32.8% of pre-tax earnings, for the three months ended September 30, 2012, as compared to a tax benefit of $15.4 million, or 6.2% of pre-tax loss, for the three months ended September 30, 2011. The effective tax rate for the three months ended September 30, 2012 was lower than the statutory tax rate primarily due to the net tax benefit resulting from hiring tax credits. The change in effective tax rate for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily due to the significant nondeductible portion of the goodwill impairment charge recorded for the three months ended September 30, 2011.
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Revenue. Revenue decreased by $0.9 million, or 0.1%, to $653.4 million in the nine months ended September 30, 2012 from $654.3 million in the nine months ended September 30, 2011.
Long term care services

	Nine Months Ended September 30,
	2012		2011		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$471.8	72.2%	$504.1	77.0%	$(32.3)	(6.4)%
Assisted living facilities	20.9	3.2	20.5	3.2	0.4	2.0
Administration of third party facility	0.7	0.1	0.9	0.1	(0.2)	(22.2)
Leased facility revenue	2.3	0.3	1.5	0.2	0.8	53.3
Total long-term care services	$495.7	75.8%	$527.0	80.5%	$(31.3)	(5.9)%
Skilled nursing facilities revenue decreased $32.3 million in the first nine months of 2012 as compared to the first nine months of 2011. Despite an increase in our ADC in our same store skilled nursing facilities in the first nine months of 2012 as compared to the first nine months of 2011, revenue decreased $24.5 million for skilled nursing facilities operated for all of the nine months ended September 30, 2012 and 2011, primarily as a result of a $25.8 million decrease due to a lower weighted average PPD rate, offset by a $1.3 million increase due to an increase in patient days in the nine months ended September 30, 2012. The decrease in PPD rates was the result of the Medicare rate cut discussed below, a decrease in our skilled mix, and a shift from Medicare says to Managed Medicare days as more seniors elect Medicare Advantage. Additionally, there was an increase of $0.8 million in revenue from our commencement of operations at the Rehabilitation Center of Omaha in April 2011 offset by a decrease of $7.8 million in revenue from the transfer of operations of five skilled nursing facilities in northern California to an unaffiliated third party operator in April 2011. Our average daily Part A Medicare rate decreased 11.3% to $509 in the nine months ended September 30, 2012 from $574 in the nine months ended September 30, 2011, primarily due to the decrease of our skilled nursing Medicare rates by 11.1%, effective October 1, 2011, which will continue to negatively impact skilled nursing revenues in future periods. Our average daily Medicaid rate increased 2.5% to $158 per day in the nine months ended September 30, 2012 from $154 per day in the nine months ended September 30, 2011. However, the increases in Medicaid rates were substantially offset by increases in the state provider taxes. The increase of $0.4 million at our assisted living facilities in the first nine months of 2012 as compared to the nine months of 2011 was due to the July 2011 acquisition of Vintage Park at San Martin in Las Vegas, Nevada.

Therapy services

	Nine Months Ended September 30,
	2012		2011		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$125.9	19.3%	$118.0	18.0%	$7.9	6.7%
Intersegment elimination of services related to affiliated entities	(47.2)	(7.2)	(48.9)	(7.4)	1.7	3.5
Third party therapy services	$78.7	12.1%	$69.1	10.6%	$9.6	13.9%

Of the $9.6 million increase, $1.0 million was related to therapy services provided at the five Northern California facilities at which operations were transferred to an independent third party operator in April 2011 and $6.3 million was related to the net addition of 22 new third party contracts added since the third quarter of 2011. The remaining balance of the increase resulted primarily from an increase in outpatient therapy services rendered at third party facilities operated for all of the nine months ended September 30, 2012 and 2011. We expect the Medicare Part B therapy cap exception requirements that went into effect October 1, 2012 for the remainder of the year to negatively impact our therapy business in the fourth quarter of 2012.
Hospice & Home Health services

	Nine Months Ended September 30,
	2012		2011		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$59.6	9.1%	$46.3	7.1%	$13.3	28.8%
Home Health	19.4	3.0	12.1	1.8	7.3	60.3
Total hospice & home health services	$79.0	12.1%	$58.4	8.9%	$20.6	35.3%

Hospice and home health services revenue increased $20.6 million in the first nine months of 2012 as compared to the first nine months of 2011. Hospice revenue increased $9.4 million due to the acquisition of Cornerstone and increased $3.9 million for hospice business operated for all of the nine months ended September 30, 2012 and 2011. For the nine months ended September 30, 2012 and 2011, we recorded hospice Medicare cap adjustments of $4.3 million and $0.4 million, respectively, as adjustments to revenue, which negatively impacted the PPD rates for both periods. Of the $4.3 million of hospice cap reserves recorded in the nine months ended September 30, 2012, $1.9 million related to the 2011 cap year ended October 31, 2011. This adjustment relates to patients who transferred to or from our hospice agencies and who received care from unaffiliated hospice agencies and as a result we are required to share the hospice cap allowance for those patients. We will likely incur additional hospice cap adjustments in the fourth quarter of 2012. Of the $4.0 million increase in revenue at hospice businesses operated for all of the nine months ended September 30, 2012 and 2011, $5.4 million increased due to an increase in average daily census offset by a decrease of $1.4 million due to a lower weighted average PPD rate. Revenue increased $7.3 million at our home health businesses in the nine months ended September 30, 2012 as compared to the same period in 2011. Of the $7.3 million increase, $1.8 million was from home health agencies operated for all of both periods, with a $2.6 million increase from an increase in episodes, offset by a $0.8 million decrease in rate per episode. The decrease in rate per episode was primarily due to the decrease in Medicare reimbursement rates and additional decreases in commercial insurance and other payer sources. The remaining $5.5 million increase in home health revenue was due to acquisitions.
Cost of Services Expenses. Cost of services expenses increased $25.3 million, or 4.9%, to $545.6 million, or 83.5% of revenue, in the nine months ended September 30, 2012, from $520.3 million, or 79.5% of revenue, in the nine months ended September 30, 2011. The increase in cost of services expense as a percentage of revenue is primarily attributable to the impact of the Medicare rate cut previously discussed.

Long term care services

	Nine Months Ended September 30,
	2012		2011		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$383.4	81.3%	$388.7	77.1%	$(5.3)	(1.4)%
Assisted living facilities	14.8	70.5	14.7	71.6	0.1	1.0
Regional operations support	16.4	n/a	18.6	n/a	(2.2)	(11.8)
Total long-term care services	$414.6	83.6%	$422.0	80.1%	$(7.4)	(1.8)%
Cost of services expenses at our skilled nursing facilities decreased $5.3 million in the first nine months of 2012 as compared to the first nine months of 2011. This decrease was primarily due to a decrease of $7.1 million in expenses resulting from the transfer of operations of five skilled nursing facilities in northern California to an unaffiliated third party operator in April 2011, offset by $0.8 million of additional expenses due to the acquisition of a leasehold interest by the Rehabilitation Center of Omaha in April 2011 and $1.0 million of additional expenses from operating costs increasing at facilities acquired or developed prior to January 1, 2011. The $1.0 million increase resulted from an increase in patient days at our facilities operated for all of both periods offset by a slight decrease in operating costs of $0.06 PPD, or 0.01%, to $191.49 PPD in the nine months ended September 30, 2012 from $191.54 PPD for the nine months ended September 30, 2011. These additional operating costs resulted from a $4.0 million increase in labor costs, which represented an increase of $1.74, or 1.6%, on a PPD basis offset by a decrease of $3.0 million in insurance, bad debt, and other operating expenses. Cost of services expenses at our assisted living facilities increased $0.1 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was primarily due to the July 2011 acquisition of Vintage Park at San Martin in Las Vegas, Nevada. Cost of services expenses for our regional operations support decreased $2.2 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to a decrease in personnel costs and a decrease in purchased services.

Therapy services

	Nine Months Ended September 30,
	2012			2011			Increase/(Decrease)
	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

							Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$125.9	$115.2	91.5%	$118.0	$102.7	87.1%	$12.5	12.2%
Total therapy services	$125.9	$115.2	91.5%	$118.0	$102.7	87.1%	$12.5	12.2%

Rehabilitation therapy costs as a percentage of revenue increased in the nine months ended September 30, 2012, as compared to the same period in 2011, primarily due to regulatory changes to group therapy, which has resulted in a requirement for more treatment time by licensed therapists. CMS rulemaking effective for its fiscal year 2012, which began October 1, 2011, effectively creates a financial penalty for providing group therapy treatments in contrast to its policies that promoted such efficiencies in prior fiscal years. CMS also made changes effective October 1, 2011, that require additional therapy time to provide more frequent assessments of the patients we treat. These two factors will continue to negatively impact the margins of the therapy business in future periods. Though these factors have increased our operating costs we have seen improvements in our rehabilitation therapy costs as a percentage of revenue as the result of increased productivity efficiencies gained through using technology to reduce the time therapists must spend on administrative tasks.

Hospice and home health services

	Nine Months Ended September 30,
	2012		2011		Increase/(Decrease)
	Cost of Service Dollars	Percentage of Revenue	Cost of Service Dollars	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Hospice	$47.8	80.2%	$34.4	74.3%	$13.4	39.0%
Home Health	17.3	89.2	11.5	94.7	5.9	51.3
Total hospice & home health services	$65.1	82.5%	$45.9	78.5%	$19.3	42.1%
Cost of services expenses related to our hospice business increased $13.4 million in the first nine months of 2012 as compared to the first nine months of 2011. The change was primarily due to an increase of $6.7 million due to the acquisition of Cornerstone and $6.7 million of additional expenses at our existing hospice business. The $6.7 million increase resulted from an increase in operating costs of $7.80 PPD, or 6.6%, to $125.57 PPD in the three months ended September 30, 2012 from $117.77 for the nine months ended September 30, 2011. These additional operating costs resulted from a $4.3 million increase in labor costs, which represented an increase of $4.52, or 5.6%, on a PPD basis. Additionally, the increase in operating costs resulted from a $2.4 million increase in supplies, bad debt, and other operating expenses. Cost of services related to our home health business increased $5.9 million in the first nine months of 2012 as compared to the first nine months of 2011. The increase was due to an increase of $1.4 million of additional expenses at our existing home health agencies and $4.5 million was due to acquisitions. Home health cost of service dollars increased as a percentage of revenue as a result of the aforementioned revenue rate decreases combined with the increase in per episode expenses.
Rent cost of revenue. Rent cost of revenue increased $0.2 million, or 1.5%, to $13.7 million, or 2.1% of revenue, in the nine months ended September 30, 2012 from $13.5 million, or 2.1% of revenue, in the nine months ended September 30, 2011.
General and Administrative Services Expenses. Our general and administrative services expenses decreased $1.0 million, or 5.1%, to $18.5 million, or 2.8% of revenue, in the nine months ended September 30, 2012 from $19.6 million, or 3.0% of revenue, in the nine months ended September 30, 2011. The decrease is primarily a result of a decrease in incentive compensation expense. Also, in the first nine months of 2011 we incurred $0.7 million related to exploring strategic alternatives.
Litigation Settlement Costs, Net of Recoveries. For the nine months ended September 30, 2011, we recorded a $4.5 million, net recovery, on litigation settlement costs related to the $53.5 million in litigation settlement expense that we recorded during the third quarter of 2010. The litigation settlement expense consisted of a $50.0 million cash settlement related to the Humboldt County Action, $3.0 million of related legal expenses, and $0.5 million in costs in connection with a securities class action related to our initial public offering (which was settled in September 2010). There was no comparable benefit recorded in the nine months ended September 30, 2012.

Depreciation and Amortization. Depreciation and amortization increased by $0.1 million, or 0.5%, to $19.1 million, or 2.9% of revenue, in the nine months ended September 30, 2012 from $19.0 million, or 2.9% of revenue, in the nine months ended September 30, 2011. This increase is primarily the result of the Altura acquisition in July 2011 and the Cornerstone acquisition in October 2011. Additionally, there was an increase in depreciation expense from more assets being placed into service during 2011 and 2012, offset by a decrease in the amortization of intangible assets.

Impairment of Long-Lived Assets. We recorded a goodwill impairment charge of $267.5 million and a $3.0 million impairment charge related to a long-lived asset in the nine months ended September 30, 2011. There was no comparable charge recorded in the nine months ended September 30, 2012.

Interest Expense. Interest expense decreased by $0.4 million, or 1.5%, to $28.9 million, or 4.4% of revenue, in the nine months ended September 30, 2012 from $29.3 million or 4.4% of revenue, in the nine months ended September 30, 2011. The decrease in interest expense was primarily due to a decrease in the average debt outstanding for the nine months ended September 30, 2012 to $485.3 million from $506.9 million for the nine months ended September 30, 2011. The decrease in average debt outstanding was the result of the use of operating cash flows to reduce debt. Additionally, this decrease was offset by an increase due to the senior subordinated notes being outstanding for 30 days after we completed the $100.0 million expansion of our term debt as we were required to provide a 30 day redemption notice for the senior subordinated notes which resulted in increasing the average rate for the period as the senior subordinated notes had a higher interest rate than our credit facility.
Interest Income. Interest income decreased $0.2 million, or 27.3%, to $0.4 million for the nine months ended September 30, 2012 from $0.6 million in the nine months ended September 30, 2011. The decrease was primarily due to a decrease of our notes receivable balance.
Equity in Earnings of Joint Venture. Equity earnings of our pharmacy joint venture decreased $0.2 million, or 10.2%, to $1.4 million for the nine months ended September 30, 2012 from $1.6 million in the nine months ended September 30, 2011.
Debt Retirement Costs. Debt retirement costs of $4.1 million for the nine months ended September 30, 2012 was due to the expensing of fees paid in connection with the refinancing and existing deferred financing fees of $3.9 million and original issue discount of $0.2 million associated with the redemption of the 2014 Notes in May 2012 and the $100 million expansion of our term debt.
Income (Loss) Before Provision for Income Taxes. Income before provision for incomes taxes increased by $237.0 million to $25.3 million in the nine months ended September 30, 2012 from a loss before provision of income taxes of $211.7 million in the nine months ended September 30, 2011. The $237.0 million increase was related primarily to the impairment charge of $270.5 million during the nine months ended September 30, 2011.
Provision for (Benefit from) Income Taxes. We recorded a tax expense of $9.4 million, or 37.0% of pre-tax earnings, for the nine months ended September 30, 2012, as compared to a tax benefit of $0.9 million, or 0.4% of pre-tax loss, for the nine months ended September 30, 2011. The change in effective tax rate for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to the significant nondeductible portion of the goodwill impairment charge recorded for the nine months ended September 30, 2011.
Liquidity and Capital Resources
The following table presents selected data from our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Continuing Operations
Net cash provided by operating activities	$30,936	$66,191
Net cash used in investing activities	(12,516)	(24,713)
Net cash used in financing activities	(31,238)	(29,228)
Net (decrease) increase in cash and cash equivalents	(12,818)	12,250
Cash and cash equivalents at beginning of period	16,017	4,192
Cash and cash equivalents at end of period	$3,199	$16,442
Based upon our current level of operations, we believe that cash generated from operations, cash on hand and borrowings available to us will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next 12 months. One element of our business strategy is to selectively pursue acquisitions and strategic alliances. Any acquisitions or strategic alliances may result in our incurrence or assumption of additional indebtedness. We assess our capital needs on an ongoing basis and may from time to time seek additional financing through a variety of methods, including through an extension of our senior secured credit facility, or by accessing available debt and equity markets, and participation in U.S. Department of Housing and Urban Development ("HUD") or other government insured loan programs, as considered necessary to fund capital expenditures and potential acquisitions, refinance existing debt, or for other purposes. Our future operating performance will be subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond our control. For additional discussion, see "Other Factors Affecting Liquidity and Capital Resources" below.
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
At September 30, 2012, we had cash and cash equivalents of $3.2 million. Our available cash is held in accounts at third-party financial institutions. We have periodically invested in AAA-rated money market funds. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.

Net cash provided by operating activities in the nine months ended September 30, 2012 was $30.9 million, compared to the $66.2 million provided by operating activities in the nine months ended September 30, 2011. The change was primarily due to a decrease in net income in 2012 versus 2011 after adding back the non-cash impairment charge of $270.5 million and to a benefit received in the first quarter of 2011 from deferred income tax assets in relation to the legal settlement of $53.5 million for the year ended December 31, 2010. The legal settlement was not distributed from escrow until 2011 and as a result the tax benefit was not realized until 2011.
Net cash used in investing activities in the nine months ended September 30, 2012 was $12.5 million, compared to $24.7 million in the nine months ended September 30, 2011. The change was primarily due to the $14.0 million used for acquisitions in the nine months ended September 30, 2011, as compared to $1.1 million in the nine months ended September 30, 2012. Capital expenditures for the nine months ended September 30, 2012 were slightly higher for the nine months ended September 30, 2012 as compared to the same period in 2011, primarily related to routine capital expenditures.
Net cash used in financing activities in the nine months ended September 30, 2012 was $31.2 million, compared to the $29.2 million in the nine months ended September 30, 2011.
Principal Debt Obligations
Our primary sources of liquidity are our cash on hand, our cash flows from operations and our senior secured credit facility, which is subject to the satisfaction of certain financial covenants therein. Our primary liquidity requirements are for debt service on our first lien senior secured term loan, capital expenditures and working capital.
We are significantly leveraged. As of September 30, 2012, we had $453.5 million in aggregate indebtedness outstanding, consisting of $411.0 million first lien senior secured term loan (net of the unamortized portion of the original issue discount ("OID") of $3.3 million), $35.5 million principal amount outstanding under our $100.0 million revolving credit facility, and other debt of approximately $7.1 million. Furthermore, we had $3.9 million in outstanding letters of credit against our $100.0 million revolving credit facility, leaving approximately $60.6 million of additional borrowing capacity under our senior secured credit facility as of September 30, 2012. Substantially all of our subsidiaries guarantee the first lien senior secured term loan and our revolving credit facility.
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
Term Loan and Revolving Loan
On April 9, 2010, we entered into an up to $360.0 million senior secured term loan and a $100.0 million revolving credit facility ("Prior Credit Agreement") that amended and restated the senior secured term loan and revolving credit facility that were set to mature in June 2012. On April 12, 2012, we entered into an Amendment and Restatement and Additional Term Loan Assumption Agreement (“Restated Credit Agreement”) that amended and restated the Prior Credit Agreement and pursuant to which, among other things, the size of our existing senior secured term loan was increased by $100.0 million (hereinafter referred to as the incremental senior secured term loan). The credit arrangements provided under the Restated Credit Agreement are collectively referred to herein as the senior secured credit facility.
  The incremental senior secured term loan bears interest, at our option, at the London Interbank Offered Rate ("LIBOR") (subject to a floor of 1.50%) plus a margin of 5.25% or the prime rate (subject to a floor of 2.50%) plus a margin of 4.25%. As part of the refinancing, the interest rate on the existing senior secured term loan was amended to match the interest rate of the incremental senior secured term loan. The interest rate on the existing revolving credit facility was also amended to be, at our option, LIBOR plus a margin of between 4.25% and 4.50% (based upon consolidated senior leverage) or the prime rate plus a margin of between 3.25% and 3.50% (based upon consolidated senior leverage). There is no longer a LIBOR or prime rate floor with respect to the revolving credit facility. Pursuant to the Restated Credit Agreement, the quarterly term loan amortization payments increased to $2.6 million beginning June 30, 2012, compared to $0.9 million previously under the Prior Credit Agreement. Additionally, the maximum portion of the annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement) to be applied to term debt reductions increased to 75% from 50%, subject to stepdowns to 50% and 25% based on consolidated leverage. We also increased our ability to refinance a portion of our credit facility with U.S. Department of Housing and Urban Development ("HUD") insured debt up to $250 million, subject to certain credit facility covenants.  We have received the formal portfolio conditional credit approval from HUD for up to an aggregate of $460 million in HUD insured loans secured by up to 78 facilities under HUD's Section 232 loan program, which provides loans for nursing homes, assisted living and related facilities. Any HUD insured borrowings beyond $250 million would necessitate either refinancing the senior secured credit facility in full or otherwise seeking a waiver or amendment from the senior secured lenders. We have not yet determined the amount of borrowings we will ultimately seek under the HUD insured loan program, and all loan applications will be subject to further review and approval by HUD. Furthermore, there can be no assurance that we will ultimately be approved for and close any HUD insured loans, what the timing of any approvals or closings would be, or what the interest rates on any HUD insured loans would be. The HUD approval process is subject to a number of contingencies, many of which are out of our control. The Restated Credit Agreement requires that all of the net proceeds from any HUD-insured loans be used to pay down the term portion of our senior secured credit facility.
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
Under the senior secured credit facility, we must maintain compliance with specified financial covenants measured on a quarterly basis. The senior secured credit facility also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the senior secured credit facility, subject to certain exceptions and minimum thresholds, we are required to apply all of the proceeds from any issuance of debt, as much as half of the proceeds from any issuance of equity, as much as 75% of our annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement), and amounts received in connection with any sale of our assets to repay the outstanding amounts under the Restated Credit Agreement. We believe that we were in compliance with our debt covenants as of September 30, 2012. As of September 30, 2012, our fixed charge coverage ratio was 2.6, which compares to a minimum requirement of 1.6 and our leverage ratio was 4.2, as compared to an allowed maximum of 5.0.
Senior Subordinated Notes
On May 12, 2012, we redeemed the entire $130.0 million outstanding principal amount plus all accrued but unpaid interest, of the 2014 Notes. The proceeds from the incremental senior secured term loan (as well as a draw on the revolving portion of the senior secured credit facility) were used to fund the redemption of the outstanding 2014 Notes at par plus accrued interest. In addition, we expensed unamortized deferred financing fees and OID in the amount of $1.9 million in conjunction with the redemption.
The 2014 Notes were issued in December 2005 in the aggregate principal amount of $200.0 million, with an interest rate of 11.0% and a discount of $1.3 million. Interest was payable semiannually in January and July of each year. The 2014 Notes were to mature on January 15, 2014. The 2014 Notes were unsecured senior subordinated obligations and ranked junior to all of our existing and future senior indebtedness, including indebtedness under the senior secured credit facility. The 2014 Notes were guaranteed on a senior subordinated basis by certain of our subsidiaries.
Capital Expenditures
We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to approximately $1,500 per bed. In addition, we are continuing with the expansion of our Express Recovery™ units. These units cost, on average, between $0.4 million and $0.6 million each. We completed one Express Recovery™ unit in the first nine months of 2012.
We anticipate that we will have capital expenditures in 2012 of approximately $17.0 million to $20.0 million. We will continue to assess our capital spending plans on an ongoing basis.
Other Factors Affecting Liquidity and Capital Resources
Medical and Professional Malpractice and Workers' Compensation Insurance. Our skilled nursing facilities and other businesses, like physicians, hospitals and other healthcare providers, are subject to a significant number of legal actions alleging malpractice, negligence or related legal theories. Many of these actions involve large claims and significant defense costs. To protect ourselves from the cost of these claims, we maintain professional liability and general liability as well as workers' compensation insurance in amounts and with deductibles that we believe to be sufficient for our operations. Historically, unfavorable pricing and availability trends emerged in the professional liability and workers' compensation insurance market and the insurance market in general that caused the cost of these liability coverages to generally increase dramatically. Many insurance underwriters became more selective in the insurance limits and types of coverage they would provide as a result of rising settlement costs and the significant failures of some nationally known insurance underwriters. As a result, we experienced substantial changes in our professional liability insurance program beginning in 2001. Specifically, we were required to assume substantial self-insured retentions for our professional liability claims. A self-insured retention is a minimum amount of damages and expenses (including legal fees) that we must pay for each claim. We use actuarial methods to estimate the value of the losses that may occur within this self-insured retention level and we are required under our workers' compensation insurance agreements to post a letter of credit or set aside cash in trust funds to securitize the estimated losses that we may incur. Because of the high retention levels, we cannot predict with certainty the actual amount of the losses we will assume and pay.
We estimate our self-insured general and professional liability reserves on a quarterly basis and our self-insured workers' compensation reserve on a semiannual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry's loss history. Based upon these analyses, at September 30, 2012, we had reserved $17.5 million net of $3.8 million in insurance recoveries for known or unknown or potential self-insured general and professional liability claims and $16.4 million for self-insured workers' compensation claims. Of these reserves, we estimate that a total of $10.6 million, consisting of approximately $7.0 million for self-insured general and professional liability claims based on historical experience and current claims activity and $3.6 million for self-insured workers' compensation claims, will be payable within 12 months; however, there are no set payment schedules and there can be no assurance that the payment amount in the next 12 months will not be significantly larger or smaller. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future general and professional liability or workers' compensation insurance will be available at a reasonable price and that we will not have to further increase our levels of self-insurance. For additional information on our general and professional liability and workers’ compensation reserve, see "Business — Insurance" in Part 1, Item 1 in our Annual Report on Form 10-K filed with the SEC on February 13, 2012.
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
Off-Balance Sheet Arrangements
We had outstanding letters of credit of $3.9 million under our $100.0 million revolving credit facility as of September 30, 2012.

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
The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Months Ending September 30, (1)
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed-rate debt	$4,006	$750	$1,658	$188	$200	$267	$7,069	$7,069
Average interest rate	3.7%	5.6%	6.0%	6.0%	6.0%	6.0%
Variable-rate debt	$10,487	$10,487	$45,987	$ 379,510 (2)	$—	$—	$446,471	$429,011
Average interest rate(1)	6.8%	5.3%	5.2%	5.3%

(1)	Based on implied forward three-month LIBOR rates in the yield curve as of September 30, 2012.

(2)	Excludes unamortized original issue discount of $3.3 million on our first lien senior secured term loan debt.
For the nine months ended September 30, 2012, there was no net loss recognized from converting from floating rate (one-month LIBOR) to fixed rate for a portion of the interest payments under our long-term debt obligations. As of September 30, 2012, there was $0.4 million of pre-tax unrealized loss included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate hedge transactions as of September 30, 2012 (dollars in thousands):

Loan	Transaction Type	Notional Amount	Trade Date	Effective Date	Maturity/ Termination Date	Nine months ended September 30, 2012	Fair Value (Pre-tax)
First Lien	swap	$70,000	6/30/2010	1/1/2012	6/30/2013	$(420)	$(422)
						$(420)	$(422)

The fair value of interest rate hedge agreements designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. We evaluate the effectiveness of the cash flow hedge on a quarterly basis. Should the hedge become ineffective, the change in fair value would be recognized in our consolidated statements of operations. Should the counterparty’s credit rating deteriorate to the point at which it would be likely that the counterparty would default, the hedge would then be ineffective.

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
Medicare is our largest source of revenue, accounting for 33.9% of our consolidated revenue during the nine months ended September 30, 2012 and 37.5% in the fiscal year of 2011. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of our rehabilitation therapy services customers, are themselves reimbursed by Medicare for the services we provide. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, our business and results of operations will be adversely affected.
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
We receive a significant portion of our revenue from Medicaid, which accounted for 30.3% and 29.2% of our consolidated revenue for the nine months ended September 30, 2012 and in fiscal year 2011, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states (including California and Texas, where significant portions of our Medicaid-related business is located) to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. We expect these state and federal efforts to continue for the foreseeable future. If Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program that are disadvantageous to our businesses, our business and results of operations could be materially and adversely affected.
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
Some of our rehabilitation therapy revenue is paid by the Medicare Part B program under a fee schedule. There are annual caps that limit, subject to certain exceptions, the amounts that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to any Medicare beneficiary under Medicare Part B. There is a combined cap for physical therapy and speech-language pathology and a separate cap for occupational therapy that apply subject to certain exceptions. The discontinuation or change in the current cap exception process or future modifications of the Part B cap structure could have an adverse effect on the revenue that we generate through our rehabilitation therapy business.  This could in turn have a negative effect on our financial condition and results of operations. For example, we expect that the Medicare Part B therapy cap exception requirements that went into effect October 1, 2012, including their applicable pre-approval requirements, to negatively impact our therapy business in the fourth quarter of 2012.

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
Our hospice program exceeded the Medicare cap limit in 2009 by $2.1 million. In 2011 and 2010 certain of our hospice programs exceeded the Medicare cap limit but the majority of the amounts by which the hospice programs exceeded the cap were indemnified by the entities from which we purchased the hospice programs. For the nine months ended September 30, 2012, we recorded hospice Medicare cap expense of $4.3 million, as an adjustment to revenue. Of the $4.3 million of hospice cap reserves recorded in the nine months ended September 30, 2012, $1.9 million related to the 2011 cap year ended October 31, 2011. This adjustment related primarily to patients which transferred from our hospice agencies to unaffiliated hospice agencies and as a result we are required to share the hospice cap amount for those patients. Our ability to comply with the cap limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that our hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not differ materially from the actual Medicare cap amount.
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
As discussed in Note 7, "Commitments and Contingencies-Litigation," the California Attorney General's Bureau of Medi-Cal & Elder Abuse filed a criminal complaint against Eureka Healthcare and Rehabilitation Center, LLC, Skilled Healthcare, LLC and us on October 31, 2012, alleging elder endangerment related to the care of certain patients at Eureka Rehabilitation Center.
We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, the intensity of federal and state enforcement actions or the extent and size of any potential sanctions, fines or penalties. Changes in the regulatory framework, our failure to obtain or renew required regulatory approvals or licenses or to comply with applicable regulatory requirements, the suspension or revocation of our licenses or our disqualification from participation in federal and state reimbursement programs, or the imposition of other enforcement sanctions, fines or penalties could have a material adverse effect upon our results of operations, financial condition and liquidity. Furthermore, should we lose licenses or certifications for a number of our facilities or other businesses as a result of regulatory action, legal proceedings such as those described in Note 7, "Commitments and Contingencies-Litigation," or otherwise, we could be deemed to be in default under some of our agreements, including agreements governing outstanding indebtedness and the report of such issues at one of our facilities could harm our reputation for quality care and lead to a reduction in our patient referrals and ultimately our revenue and operating income.
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
In fiscal year 2011, we received approximately 40.8% of our consolidated revenue from operations in California and 21.4% from Texas, and in the nine months ended September 30, 2012, we received approximately 40.3% of our consolidated revenue from operations in California and 20.7% from Texas. We expect to continue to receive significant portions of our consolidated revenue from those states in the future as well. Accordingly, economic conditions and changes in state healthcare spending prevailing in either of these markets or other markets in which we have significant concentrations could affect the ability of our patients and third-party payors to reimburse us for our services, either through a reduction of the tax base used to generate state funding of Medicaid programs, an increase in the number of indigent patients eligible for Medicaid benefits, changes in state funding levels or healthcare programs or other factors. A continued or prolonged economic downturn, significant changes in state healthcare spending, or changes in the laws affecting our business in these markets could have a material adverse effect on our financial position, results of operations and cash flows. Due to the economic downturn in California and the state's budget deficit, the California budget that passed in July 2011 included a Medicaid payment reduction effective April 2012. The payments are to be restored retroactively to April 2012 and to be reimbursed sometime prior to the end of 2012, but in the meantime will contribute to a reduction in cash flows from operations in California. We estimate the amount to be approximately $2.8 million.
Failure to maintain effective internal control over our financial reporting could have an adverse effect on our ability to report our financial results on a timely and accurate basis.
We produce our consolidated financial statements in accordance with the requirements of U.S GAAP. Effective internal control over financial reporting is necessary for us to provide reliable financial reports, to help mitigate the risk of fraud and to operate successfully. We are required by federal securities laws to document and test our internal control procedures in order to satisfy the requirements of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting.

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
We have now and will for the foreseeable future continue to have a significant amount of indebtedness. At September 30, 2012, our total indebtedness was approximately $453.5 million. Our substantial indebtedness could have important consequences. For example, it could:

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
Borrowings under our senior secured credit facility are subject to floating rates of interest over an interest rate floor of 1.5%. If interest rates increase over the floor, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would correspondingly decrease. We have entered into an interest rate swap agreement with a notional amount of $70.0 million, which effectively fixes the interest rate on that portion of our borrowings under our first lien credit agreement at 6.0% from January 1, 2012 through June 30, 2013. There can be no assurance that when the interest rate cap and swap agreements expire we will be able to enter into similar replacement hedging arrangements on favorable terms or at all. As of September 30, 2012, $344.2 million of borrowings under our senior secured credit facility is not hedged and is currently subject to floating rates of interest. As of April 12, 2012, we increased the size of the term loan by $100.0 million.  The incremental term loan bears interest at LIBOR (subject to a floor of 1.50%) plus a margin of 5.25%. As part of the refinancing, the interest rate on the existing term loan was amended to match the interest rate of the incremental term loan. The interest rate on the existing revolving credit facility was also amended to LIBOR plus a margin of 4.50%. There is no longer a LIBOR floor on the revolving credit facility.
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
As of September 30, 2012, approximately 650 of our 14,950 full time employees were represented by unions and covered by collective bargaining agreements. In addition, certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. We cannot predict the effect that continued union representation or future organizational activities will have on our business or future operations. There can be no assurance that we will not experience a material work stoppage in the future.
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
Our Class A common stock has one vote per share, while our Class B common stock has ten votes per share, on all matters voted on by our stockholders. As of September 30, 2012, Onex Corporation, its affiliates and certain of our directors and members of our senior management who are party to a voting agreement with an affiliate of Onex Corporation owned shares of common stock representing over 75.0% of the combined voting power of our outstanding common stock. Accordingly, Onex Corporation generally has the power to control the outcome of matters on which stockholders are entitled to vote. Such matters include the election and removal of directors, the adoption or amendment of our certificate of incorporation and bylaws, possible mergers, corporate control contests and significant transactions. Through its control of elections to our board of directors, Onex Corporation may also have the ability to appoint or replace our senior management and cause us to issue additional shares of our common stock or repurchase common stock, declare dividends or take other actions. Onex Corporation may make decisions regarding our company and business that are opposed to our other stockholders’ interests or with which they disagree. Onex Corporation may also delay or prevent a change of control of us, even if the change of control would benefit our other stockholders, which could deprive our other stockholders of the opportunity to receive a premium for their Class A common stock. The significant concentration of stock ownership and voting power may also adversely affect the trading price of our Class A common stock due to investors’ perception that conflicts of interest may exist or arise. To the extent that the interests of our public stockholders are harmed by the actions of Onex Corporation, the price of our Class A common stock may be harmed.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below sets forth information with respect to purchases of our Class A common stock made by us or on our behalf during the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2012	—	$—	n/a	n/a
August 1 - 31, 2012	854	$5.48	n/a	n/a
September 1 - 30, 2012	—	$—	n/a	n/a
Total:	854	$5.48	n/a	n/a
(1) Reflects shares forfeited to us upon the vesting of restricted stock granted to participants in our 2007 Incentive Award Plan, to satisfy applicable tax withholding obligations with respect to such vesting. We did not have any publicly announced plans or programs to purchase our Class A common stock in the quarter ended September 30, 2012.
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

101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, as filed with the SEC on November 5, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at September 30, 2012 and December 31, 2011, and (ii) the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and September 30, 2011, and (iii) the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and September 30, 2011, and (iv) the condensed consolidated statements of cash flows the nine months ended September 30, 2012 and September 30, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

 *        Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLED HEALTHCARE GROUP, INC.

Date:	November 5, 2012	/s/ Devasis Ghose
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
101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, as filed with the SEC on November 5, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at September 30, 2012 and December 31, 2011, and (ii) the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and September 30, 2011, and (iii) the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and September 30, 2011, and (iv) the condensed consolidated statements of cash flows the nine months ended September 30, 2012 and September 30, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

 *        Filed herewith.
**    Furnished herewith.