Form 10-K
period 2012-12-31
Skilled Healthcare Group, Inc.
filed 2013-02-11
CIK 1351051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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

Large accelerated filer	☐☐	Accelerated filer	☑

Non-accelerated filer	☐☐	Non-accelerated filer	☐☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of Class A common stock, par value $0.001, and Class B common stock, par value $0.001, held by non-affiliates of the registrant, computed based on the closing sale price of $6.28 per share on June 29, 2012, as reported by The New York Stock Exchange, was approximately $128.1 million. The aggregate number of shares held by non-affiliates is calculated by excluding all shares held by executive officers, directors and holders known to hold 5% or more of the voting power of the registrant’s common stock. As of February 7, 2013, there were 22,966,757 shares of the registrant’s Class A common stock issued and outstanding and 15,576,096 shares of the registrant’s Class B common stock issued and outstanding.
Documents Incorporated by Reference:

The information called for by Part III is incorporated by reference to the Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than April 30, 2013.

Skilled Healthcare Group, Inc.
Annual Report

PART I

Item 1.	Business

Overview
Skilled Healthcare Group, Inc. ("Skilled") is a holding company that owns subsidiaries that operate skilled nursing facilities, assisted living facilities, hospices, home health providers and a rehabilitation therapy business. As used in this report, the terms "we," "us," "our" and the "Company," and similar terms, refer collectively to Skilled and its consolidated wholly-owned subsidiaries, unless the context requires otherwise. We have an administrative service company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services. We currently also have one such service agreement with an unaffiliated skilled nursing facility operator. All of our subsidiaries focus on providing high-quality care to the people we serve, and our skilled nursing facility subsidiaries, which comprise the largest portion of our consolidated business, have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of December 31, 2012, we owned or leased 74 skilled nursing facilities and 22 assisted living facilities, together comprising 10,409 licensed beds. We also lease five skilled nursing facilities in California to an unaffiliated third party operator. Our skilled nursing and assisted living facilities are located in California, Texas, Iowa, Kansas, Missouri, Nebraska, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. We owned 77.2% of these facilities as of December 31, 2012. As of December 31, 2012, we provided hospice and home health services in Arizona, California, Idaho, Montana, Nevada, and New Mexico. We also provided private duty care services in Idaho, Montana, and Nevada. For the year ended December 31, 2012, we generated approximately 72.2% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, hospice care and home health services.

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
We have three reportable operating segments: (1) long-term care ("LTC"), which includes the operation of skilled nursing facilities and assisted living facilities and is the largest portion of our business; (2) therapy services, which includes our integrated and third-party rehabilitation therapy services; and (3) hospice and home health services, which includes our hospice and home health businesses. Our administrative and consultative services that are attributable to the reportable operating segments are allocated among the segments accordingly. For the twelve months ended December 31, 2012, the LTC operating segment generated approximately 75.8% of our revenue, with the therapy services segment and hospice and home health services segment accounting for 12.0% and 12.2% of our revenue, respectively. For additional information regarding the financial performance of our reportable operating segments, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Revenue and Note 6, "Business Segments," in the notes to our consolidated financial statements included elsewhere in this report.
Long-Term Care Services Segment
Skilled Nursing Facilities
As of December 31, 2012, our skilled nursing companies provided skilled nursing care at 74 regionally clustered facilities, having 9,181 licensed beds, in California, Texas, Iowa, Kansas, Missouri, Nebraska, Nevada and New Mexico. We have developed programs for, and actively market our services to, high-acuity patients who are typically admitted to our facilities as they recover from strokes, other neurological conditions, cardiovascular and respiratory ailments, joint replacements and other muscular or skeletal disorders. As of December 31, 2012, we employed approximately 10,055 active employees in our skilled nursing business.
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

Our Express Recovery™ program uses a dedicated unit within a skilled nursing facility to deliver a comprehensive rehabilitation regimen in accommodations specifically designed to serve high-acuity patients. Each Express Recovery™ unit can typically be entered without using the main facility entrance, permitting residents to bypass portions of the facility dedicated to the traditional nursing home patient. Each Express Recovery™ unit typically has 12 to 36 beds and provides skilled nursing care and rehabilitation therapy for patients recovering from conditions such as joint replacement surgery, and cardiac and respiratory ailments. We believe that having an Express Recovery™ unit at a facility enables the facility to more effectively attract higher acuity patients and achieve a higher skilled mix than it would be able to without the unit, which in turn results in higher reimbursement rates. Skilled mix is the average daily number of Medicare and managed care patients we serve at our skilled nursing facilities divided by the average daily number of total patients we serve at our skilled nursing facilities. As of December 31, 2012, we operated 63 Express Recovery™ units with 2,259 beds. We have substantially completed the build out of our Express Recovery™ units at our skilled nursing facilities. We will continue to add and modify Express Recovery™ units in the future as warranted.
Our administrative service company provides a full complement of administrative and consultative services that allows our affiliated operators and unaffiliated third-party operators with whom we contract to better focus on delivery of healthcare services. We currently have one such service agreement with an unaffiliated facility operator. The income associated with the services our administrative service company provides to the third-party facility operator is included in LTC in our segment reporting as services are performed primarily by personnel supporting the LTC segment. Each of our facilities operates as a distinct company to better focus on service delivery and is supported by the administrative service company for efficient delivery of non-healthcare support services.
Assisted Living Facilities
We complement our skilled nursing care business by providing assisted living services at 22 facilities with 1,228 beds as of December 31, 2012. Our assisted living companies, which are mostly in Kansas, provide residential accommodations, activities, meals, security, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support, but not the level of nursing care provided in a skilled nursing facility. Our independent living units are non-licensed independent living apartments in which residents are independent and require no support with the activities of daily living. As of December 31, 2012, we employed approximately 609 active employees in our assisted and independent living businesses.
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
Therapy Services Segment
Rehabilitation Therapy Services
As of December 31, 2012, we provided rehabilitation therapy services to a total of 195 healthcare facilities, including 64 facilities owned by us. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. We provide rehabilitation therapy services at our skilled nursing facilities as part of an integrated service offering in connection with our skilled nursing care. We believe that an integrated approach to treating high-acuity patients enhances our ability to achieve successful patient outcomes and enables us to identify and treat patients who can benefit from our rehabilitation therapy services. We believe hospitals and physician groups often refer high-acuity patients to our skilled nursing facilities because they recognize the value of an integrated approach to providing skilled nursing care and rehabilitation therapy services.
We believe that we have also established a strong reputation as a premium provider of rehabilitation therapy services to third-party skilled nursing operators in our local markets, with a recognized ability to provide these services to high-acuity patients. Our approach to providing rehabilitation therapy services for third-party operators emphasizes high-quality treatment and successful clinical outcomes. As of December 31, 2012, we employed approximately 2,832 active employees (primarily therapists) in our rehabilitation therapy business.
Hospice and Home Health Services Segment
Hospice Care
As of December 31, 2012, we provided hospice care services in Arizona, California, Nevada, Idaho, Montana, and New Mexico. Hospice services focus on the physical, spiritual and psychosocial needs of terminally ill individuals and their families, and consist primarily of palliative and clinical care, education and counseling. As of December 31, 2012, we employed approximately 898 active employees in our hospice services business.
Home Health
As of December 31, 2012, we provided home health care services in Arizona, California, Nevada, Idaho, Montana and New Mexico. Our home health care services generally consist of providing some combination of the services of registered nurses, speech, occupational and physical therapists, medical social workers and certified home health aides. Home health care is often a cost-effective solution for patients, and can also increase their quality of life and allow them to receive quality medical care in the comfort and convenience of a familiar setting. As of December 31, 2012, we employed approximately 593 active employees in our home health business.

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
On July 29, 2011, CMS issued a final rule providing for, among other things, a net 11.1% reduction in PPS payments to skilled nursing facilities for CMS's fiscal year 2012 (which began October 1, 2011) as compared to PPS payments in CMS's fiscal year 2011 (which ended September 30, 2011). The 11.1% reduction was on a net basis, after the application of a 2.7% market basket increase, and reduced by a 1.0% multi-factor productivity adjustment required by the Patient Protection and Affordable Care Act of 2010 ("PPACA"). The final CMS rule also adjusted the method by which group therapy is counted for reimbursement purposes, and changed the timing in which patients who are receiving therapy must be reassessed for purposes of determining their RUG category.
The Middle Class Tax Relief and Job Creation Act of 2012 was signed into law on February 22, 2012, extending the Medicare Part B outpatient therapy cap exceptions process through December 31, 2012. The statutory Medicare Part B outpatient therapy cap for occupational therapy (OT) was $1,880 for 2012, and the combined cap for physical therapy (PT) and speech-language pathology services (SLP) was also $1,880 for 2012.  This is the annual per beneficiary therapy cap amount determined for each calendar year. Similar to the therapy cap, Congress established a threshold of $3,700 for PT and SLP services combined and another threshold of $3,700 for OT services. All therapy services rendered above the $3,700 are subject to manual medical review and may be denied unless pre-approved by the provider's Medicare Administrative Contractor (or "MAC"). The law requires an exceptions process to the therapy cap that allows providers to receive payment from Medicare for medically necessary therapy services above the therapy cap amount.  Beginning October 1, 2012 some therapy providers may submit requests for exceptions (pre-approval for up to 20 therapy treatment days for beneficiaries at or above the $3,700 threshold) to avoid denial of claims for services above the threshold amount. The $3,700 figure is the defined threshold that triggers the provision for an exception request. Prior to October 1, 2012 there was no provision for an exception request when the threshold was exceeded.
On July 27, 2012, CMS issued a final rule providing for, among other things, a net 1.8% increase in PPS payments to skilled nursing facilities for CMS's fiscal year 2013 (which began October 1, 2012) as compared to PPS payments in CMS's fiscal year 2012 (which ended September 30, 2012). The 1.8% increase was on a net basis, reflecting the application of a 2.5% market basket increase, less a 0.7% multi-factor productivity adjustment. After our wage index adjustment, our consolidated average increase was 1.7%.
In July 2012, CMS issued its final rule for hospice services for its 2013 fiscal year. The rule includes a market basket increase of 2.6% less a 0.3% reduction in the market basket and a 0.7% reduction due to productivity adjustment. After adjusting for the wage index in our hospice agencies, we estimate that the net impact on our hospice service operations resulted an increase of 0.9% in our consolidated average reimbursement rates effective October 1, 2012.
On January 1, 2013 the American Taxpayer Relief Act of 2012 (the “ATRA”) extended the therapy cap exception process for one year. The ATRA also made additional changes to the Multiple Procedure Payment Reduction ("MPPR") previously implemented in 2010. The existing discount to multiple therapy procedures performed in an outpatient environment during a single day was 25%. Effective April 1, 2013, ATRA increases the discount by an additional 25% to 50%. The ATRA additionally delayed the sequestration reductions of 2% to all Medicare payments until March 1, 2013 from January 1, 2013.
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

Federal Health Care Reform
In addition to the matters described above affecting Medicare and Medicaid participating providers, Patient Protection and Affordable Care Act ("PPACA") enacted several reforms with respect to skilled nursing facilities, home health agencies and hospices, including payment measures to realize significant savings of federal and state funds by deterring and prosecuting fraud and abuse in both the Medicare and Medicaid programs. While many of the provisions of PPACA will not take effect for several years or are subject to further refinement through the promulgation of regulations, some key provisions of PPACA are presently effective.

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

•
Home and Community Based Services. PPACA provides that states can provide home and community-based attendant services and support through the Community First Choice State plan option. States choosing to provide home and community based services under this option must make them available to assist with activities of daily living, instrumental activities of daily living and health related tasks under a plan of care agreed upon by the individual and his/her representative. For states that elect to make coverage of home and community-based services available through the Community First Choice State plan option, the percentage of the state's Medicaid expenses paid by the federal government will increase by 6 percentage points. PPACA also includes additional measures related to the expansion of community and home based services and authorizes states to expand coverage of community and home-based services to individuals who would not otherwise be eligible for them. The expansion of home-and-community based services could reduce the demand for the facility based services that we provide.

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
Under the federal False Claims Act ("FCA"), actions against a provider can be initiated by the federal government or by a private party on behalf of the federal government. These private parties, who are often referred to as “qui tam relators” or “relators,” are entitled to share in any amounts recovered by the government. Both direct enforcement activity by the government and qui tam relator actions have increased significantly in recent years. The use of private enforcement actions against healthcare providers has increased dramatically, in part because the relators are entitled to share in a portion of any settlement or judgment. This development has increased the risk that a healthcare company will have to defend a false claims action, pay fines or settlement amounts or be excluded from the Medicare and Medicaid programs, and other federal and state healthcare programs as a result of an investigation arising out of false claims laws. Many states have enacted similar laws providing for imposition of civil and criminal penalties for the filing of fraudulent claims.
Because we submit thousands of claims to Medicare each year, and there is a relatively long statute of limitations under the FCA, there is a risk that intentional, or even negligent or recklessly submitted claims that prove to be incorrect, or even billing errors, cost reporting errors or lapses in statutory or regulatory compliance with regard to the provision of health care services (including, without limitation the Anti-Kickback Statue and the federal self-referral law discussed above), could result in significant civil or criminal penalties against us. For example, see Note 13. "Commitment and Contingencies - Legal Matter - Humboldt County Injunction" for information regarding a False Claims Act action that the California Attorney General and the US Department of Justice have indicated an interest in pursuing against us. In addition to FCA concerns, federal law makes it a felony to fail to disclose to the government an overpayment once the recipient has knowledge of the overpayment.
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
The Health Information Technology for Clinical Health Act of 2009 ("HITECH Act"), and predecessor laws in California, expanded the requirements and noncompliance penalties under HIPAA and California privacy law and require correspondingly intensive compliance efforts by companies such as ours, including self-disclosures of breaches of unsecured health information to affected patients, federal officials, and, in some cases, the media. These laws make unauthorized access (i.e., “snooping”) by our employees illegal and subject to self-disclosure and penalties. Other states may adopt similar or more extensive breach notice and privacy requirements. Compliance with these regulations could require us to make significant investments of money and other resources. We believe that we are in substantial compliance with applicable state and federal regulations relating to privacy and security of patient information. However, if we fail to comply with the applicable regulations, we could be subject to significant penalties and other adverse consequences.
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

Competition
Our skilled nursing facilities compete primarily on a local and regional basis with many long-term care providers, from national and regional chains to smaller providers owning as few as a single nursing center. We also compete under certain circumstances with inpatient rehabilitation facilities and long-term acute care hospitals. Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing facilities in the local market, the types of services available, our local reputation for quality care of patients, the commitment and expertise of our caregivers, our local service offerings and treatment programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities.
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
As of December 31, 2012, we had approximately 15,000 employees and had eight collective bargaining agreements with unions covering approximately 500 employees at eight of our skilled nursing facilities. Labor costs accounted for approximately 68.5%, 67.0% and 66.2% of our operating expenses (excluding impairment charges) from continuing operations for the years ended December 31, 2012, 2011 and 2010, respectively. We generally consider our relationship with our employees to be good.

Risk Management
We have developed a risk management program designed to stabilize our insurance and professional liability costs. As part of this program, we have implemented an arbitration agreement system at each of our nursing facilities under which, upon admission, patients are requested (but not required) to execute an agreement that requires disputes to be arbitrated prior to filing a lawsuit. We believe that this program accelerates resolution of disputes and has significantly reduced our liability exposure and related costs. We have also established an incident reporting process that involves monthly follow-up with our facility administrators to monitor the progress of claims and losses. We believe that our emphasis on providing high-quality care and our attention to monitoring quality of care indicators has also helped to reduce our liability exposure and related costs.

Insurance
We maintain a variety of types of insurance, including general and professional liability, workers' compensation, employee benefits liability, property, casualty, directors' and officers' liability, inland marine, crime, boiler and machinery, automobile, employment practices liability and earthquake and flood. We believe that our insurance programs are adequate and where there has been a direct transfer of risk to the insurance carrier, we do not recognize a liability in our consolidated financial statements. We self-insure a significant portion of our potential liabilities for several risks, including certain types of general and professional liability, workers' compensation, and employee benefit insurance. To the extent our insurance coverage is insufficient or unavailable to cover losses that we incur that would otherwise be insurable, or to the extent that our estimates of anticipated liabilities that we self-insure are significantly lower than the actual self-insured liabilities that we incur, our financial condition and results of operations could be materially and adversely affected. For additional information regarding our insurance programs, see Note 13, “Commitments and Contingencies - Insurance” in the financial statements included elsewhere in this report.

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
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are filed with the U.S. Securities and Exchange Commission ("SEC"). Such reports and other information filed by us with the SEC are available free of charge at the investor relations section of our website at www.skilledhealthcaregroup.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Copies are also available, without charge, by writing to Skilled Healthcare Group Investor Communications, 27442 Portola Parkway, Suite 200, Foothill Ranch, CA, 92610. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The inclusion of our website address in this annual report does not include or incorporate by reference the information on our website into this annual report.

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

Item 1A. Risk Factors
Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute "forward-looking statements" within the meaning of Section 21 of the Exchange Act. Statements that use words such as "believe," "anticipate," "estimate," "intend," "could," "plan," "expect," "project" or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These forward-looking statements are necessarily estimates and expectations reflecting the best judgment of our senior management based on our current estimates, expectations, forecasts and projections, and include comments that express our current opinions about trends and factors that may impact future operating results. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our business and other matters including, without limitation, the risk factors discussed below. We expressly disclaim any duty to update the forward-looking statements and other information contained in this report, except as required by law.
We operate in a rapidly changing and highly regulated environment that involves a number of risks and uncertainties, some of which are highlighted below and others are discussed elsewhere in this report. These risks and uncertainties could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. The following risk factors are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as employment relations, natural disasters, general economic conditions and geopolitical events. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price.

Risks Related to Our Business
Reductions in Medicare reimbursement rates, or changes in the rules governing the Medicare program could have a material adverse effect on our revenue, financial condition and results of operations.
Medicare is our largest source of revenue, accounting for 33.6% of our consolidated revenue during the twelve months ended December 31, 2012 and 37.4% in the fiscal year 2011. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of our rehabilitation therapy services customers, are themselves reimbursed by Medicare for the services we provide. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, our business and results of operations will be adversely affected.
The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. For example, CMS implemented a net 11.1% reduction in its reimbursement rates to skilled nursing facilities effective October 1, 2011. Based on current federal law, an automatic 2% reduction in Medicare spending will be imposed beginning in March 2013 unless Congress takes further action to stay the automatic reduction or authorize spending increases. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins. Prior reductions in governmental reimbursement rates partially contributed to our predecessor's bankruptcy filing under Chapter 11 of the United States Bankruptcy Code in October 2001.
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
We receive a significant portion of our revenue from Medicaid, which accounted for 30.6% of our consolidated revenue for the twelve months ended December 31, 2012 and 29.2% in 2011. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states (including California and Texas, where significant portions of our Medicaid-related business is located) to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. We expect these state and federal efforts to continue for the foreseeable future. If Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program that are disadvantageous to our businesses, our business and results of operations could be materially and adversely affected.

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
Additionally, from time to time we become aware, either based on information provided by third parties and/or the results of internal audits, of payments from payor sources that were either wholly or partially in excess of the amount that we should have been paid for the service provided. For example, as discussed in Note 3 - "Correction of Previously Issued Consolidated Financial Statements," to our Consolidated Financial Statements included in this report, in 2012 we became aware of a significant amount of reimbursements for blood glucose testing billed by a number of our skilled nursing subsidiaries from 2007 through early 2012, which those subsidiaries found to be potentially ineligible for reimbursement by Medicare and in an abundance of caution refunded. Overpayments may result from a variety of factors, including insufficient documentation supporting the services rendered or medical necessity of the services, other failures to document the satisfaction of the necessary conditions of payment, or in some cases for providing services that are deemed to be worthless. We are required by law in most instances to refund the full amount of the overpayment after becoming aware of it, and failure to do so within requisite time limits imposed by the law could lead to significant fines and penalties being imposed on us. Furthermore, our initial billing of and payments for services that are unsupported by the requisite documentation and satisfaction of any other conditions of payment, regardless of our awareness of the failure at the time of the billing or payment, could expose us to significant fines and penalties, including pursuant to the Federal False Claims Act ("FFCA") and the Federal Civil Monetary Penalties Law ("FCMPL"). Violations of the FFCA could lead to any combination of a variety of criminal, civil and administrative fines and penalties. The FFCA provides for civil fines ranging from $5,500 to $11,000 per claim plus treble damages. The Civil Monetary Penalties Law similarly provides for civil monetary penalties of up to $10,000 per claim plus up to treble damages. We and/or certain of our operating companies could also be subject to exclusion from participation in the Medicare or Medicaid programs in some circumstances as well, in addition to any monetary or other fines, penalties or sanctions that we may incur under applicable federal and/or state law. Our repayment of any such amounts, as well as any fines, penalties or other sanctions that we may incur, could be significant and could have a material and adverse effect on our results of operations and financial condition.

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
In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for, healthcare services in the United States. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including the provision of comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs. The PPACA was enacted in 2010 and is among the most comprehensive and notable of these legislative efforts. The impact of PPACA remains uncertain to a large degree due to various implementation, timing, cost and regulatory requirements imposed by the legislation. The content or timing of any future health reform legislation, and its impact on us is impossible to predict. However, it is likely that certain provisions in the Patient Protection and Affordable Care act will impose significant costs on us, including with respect to the health insurance options that we provide our employees, that will negatively affect our operations. If significant reforms are made to the U.S. healthcare system, those reforms may have an adverse effect on our financial condition and results of operations.
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
Some of our rehabilitation therapy revenue is paid by the Medicare Part B program under a fee schedule. There are annual caps that limit, subject to certain exceptions, the amounts that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to any Medicare beneficiary under Medicare Part B. There is a combined cap for physical therapy and speech-language pathology and a separate cap for occupational therapy that apply subject to certain exceptions. The discontinuation or change in the current cap exception process or future modifications of the Medicare Part B cap structure could have an adverse effect on the revenue that we generate through our rehabilitation therapy business.  This could in turn have a negative effect on our financial condition and results of operations. For example, the Medicare Part B therapy pre-approval provisions and MPPR rate reductions that took effect October 1, 2012, are expected to negatively impact our therapy business through the end of 2013.

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
We recorded net hospice cap reserves of $2.1 million in 2011 and $4.1 million in 2012. In 2011 the majority of the amounts by which the hospice programs exceeded the cap were indemnified by the entities from which we purchased the hospice programs. This adjustment related primarily to patients which transferred from our hospice agencies to unaffiliated hospice agencies and as a result we are required to share the hospice cap amount for those patients. Our ability to comply with the cap limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that our hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not differ materially from the actual Medicare cap amount.
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
Many of these laws and regulations are expansive, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In addition, many of these laws and regulations evolve to include additional obligations and restrictions, and sometimes with retroactive effect. Certain other regulatory developments, such as revisions in the building code requirements for assisted living and skilled nursing facilities, mandatory increases in scope and quality of care to be offered to residents, revisions in licensing and certification standards, mandatory staffing levels, regulations regarding conditions for payment and regulations restricting those we can hire, could also have a material adverse effect on us. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.
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

As discussed in Note 13, "Commitments and Contingencies-Litigation," the California Attorney General's Bureau of Medi-Cal & Elder Abuse (“BMFEA”) filed a criminal complaint against Eureka Healthcare and Rehabilitation Center, LLC, Skilled Healthcare, LLC and us on October 31, 2012, alleging elder endangerment related to the care of certain patients at Eureka Rehabilitation Center. The charges filed by the BMFEA, if proven, carry fines of up to $6,000 for each of the two felony counts and up to $1,000 for each of the nine misdemeanor counts. Convictions could also lead to exclusion from participation in federal healthcare programs under federal laws such as the Federal False Claims Act and the Civil Monetary Penalty Law, which could be materially adverse to our business.

We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, the intensity of federal and state enforcement actions or the extent and size of any potential sanctions, fines or penalties. Changes in the regulatory framework, our failure to obtain or renew required regulatory approvals or licenses or to comply with applicable regulatory requirements, the suspension or revocation of our licenses or our disqualification from participation in federal and state reimbursement programs, or the imposition of other enforcement sanctions, fines or penalties could have a material adverse effect upon our results of operations, financial condition and liquidity. Furthermore, should we lose licenses or certifications for a number of our facilities or other businesses as a result of regulatory action, legal proceedings such as those described in Note 13, "Commitments and Contingencies-Litigation," or

otherwise, we could be deemed to be in default under some of our agreements, including agreements governing outstanding indebtedness and the report of such issues at one of our facilities could harm our reputation for quality care and lead to a reduction in our patient referrals and ultimately our revenue and operating income.
We face periodic inspections, reviews, audits and investigations under federal and state laws, government programs and contracts. Adverse findings could negatively affect our business.
As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Managed care payors may also reserve the right to conduct audits. We also periodically conduct internal audits and reviews of our regulatory compliance. An adverse inspection, review, audit or investigation could result in:

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
We have in the past and will likely in the future be required to refund amounts we have been paid and/or pay fines and penalties, as a result of these inspections, reviews, audits and investigations. If adverse inspections, reviews, audits or investigations occur and any of the results noted above occur, it could have a material adverse effect on our business and operating results.
Significant legal actions, which are commonplace in our professions, could subject us to increased operating costs and substantial uninsured liabilities, which would materially and adversely affect our results of operations, liquidity and financial condition.
The long-term care profession has experienced an increasing trend in the number and severity of litigation claims involving punitive damages and settlements. We believe that this trend is endemic to the industry and is a result of a variety of factors, including the number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiffs' lawyers of potentially large recoveries. While some states have enacted tort reform legislation that limits plaintiffs' recoveries in some respects, should our professional liability and general liability increase significantly in the future, we may not be able to increase our revenue sufficiently to cover the cost increases, our operating income could suffer, and we may not be able to meet our obligations to repay our liabilities. For a discussion of recent litigation claims against us, including the Humboldt County Action, see Note 13, "Commitments and Contingencies-Litigation" in the notes to the consolidated financial statements included elsewhere in this report.
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
In 2012, we received approximately 40.1% of our consolidated revenue from operations in California and 20.6% from Texas, and in 2011, we received approximately 40.8% of our consolidated revenue from operations in California and 21.4% from Texas. We expect to continue to receive significant portions of our consolidated revenue from those states in the future as well. Accordingly, economic conditions and changes in state healthcare spending prevailing in either of these markets or other markets in which we have significant concentrations could affect the ability of our patients and third-party payors to reimburse us for our services, either through a reduction of the tax base used to generate state funding of Medicaid programs, an increase in the number of indigent patients eligible for Medicaid benefits, changes in state funding levels or healthcare programs or other factors. A continued or prolonged economic downturn, significant changes in state healthcare spending, or changes in the laws affecting our business in these markets could have a material adverse effect on our financial position, results of operations and cash flows.
Failure to maintain effective internal control over our financial reporting could have an adverse effect on our ability to report our financial results on a timely and accurate basis.
We produce our consolidated financial statements in accordance with the requirements of accounting principles generally accepted in the United States of America ("U.S. GAAP"). Effective internal control over financial reporting is necessary for us to provide reliable financial reports, to help mitigate the risk of fraud and to operate successfully. We are required by federal securities laws to document and test our internal control procedures in order to satisfy the requirements of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting.
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
We operate a number of facilities in California, which enacted legislation aimed at establishing minimum staffing requirements for facilities operating in that state. This legislation required that the California Department of Public Health ("DPH"), promulgate regulations requiring each skilled nursing facility to provide a minimum of 3.2 nursing hours per patient day. The DPH finalized regulations in 2009 that required three 8-hour shifts for nurse-to-patient staffing, described documentation and notice requirements, and specified procedures for obtaining a waiver from per-shift staffing requirements at skilled nursing facilities. Although DPH finalized the regulations, initial implementation of the statute authorizing the regulations is contingent on an appropriation in the state's annual budged legislation or another statute. Because no appropriation was made and no additional statutes were enacted, the regulations did not become operational. Therefore, DPH will continue its practice of determining a facility's compliance with the 3.2 hour of nursing services per patient day measure in accordance with its internal policy and through on-site reviews conducted during periodic licensing and certification surveys and in response to complaints. If the DPH determines that a facility is out of compliance with this staffing measure, the DPH may issue a notice of deficiency, or a citation, depending on the impact on patient care. A citation carries with it the imposition of significant monetary fines. DPH has issued guidelines, implementing the provisions of newly enacted California laws, for state audits that verify compliance with the 3.2 nursing hours per patient day staffing requirements. If DPH determines under an audit that a facility has failed to meet the minimum staffing requirement for between 5% and 49% of the audited days, a significant administrative monetary penalty will be assessed. If DPH determines that a facility has failed to meet the minimum staffing requirement for more than 49% of the audited days, then a larger administrative monetary penalty will be assessed. The issuance of either a notice of deficiency or a citation requires the facility to prepare and implement an acceptable plan of correction. The Humboldt County Action included allegations that certain of our California skilled nursing facilities failed to meet state-mandated minimum staffing requirements. The Humboldt County Action resulted in a jury verdict against us and certain of our affiliated skilled nursing companies that awarded $677 million in damages. The case was ultimately settled in September 2010, pursuant to which we were required to deposit into escrow a total of $50 million to cover certain settlement costs, and we may be required to pay additional funds into the escrow to the extent that our costs of complying with the injunction issued against us as part of the settlement is less than the agreed threshold amount. For more information regarding the Humboldt County Action and the settlement, see Note 13, "Commitments and Contingencies-Litigation" in the notes to the consolidated financial statements included elsewhere in this report.
Our ability to satisfy any minimum staffing requirements depends upon our ability to attract and retain qualified healthcare professionals, including nurses, certified nurse's assistants and other personnel. Attracting and retaining this personnel is difficult, given a tight labor market for these professionals in many of the markets in which we operate. Furthermore, if states do not appropriate additional funds (through Medicaid program appropriations or otherwise) sufficient to pay for any additional operating costs resulting from minimum staffing requirements, our profitability may be materially adversely affected.
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
Skilled nursing facilities are required to bill Medicare on a consolidated basis for certain items and services that they furnish to patients and residents, regardless of the amount or costs of services that the patients and residents actually receive. The consolidated billing requirement essentially confers on the skilled nursing facility itself the Medicare billing responsibility for the entire package of care that its residents receive in these situations. Federal law also requires that post-hospitalization skilled nursing services be “bundled” into the hospital's Diagnostic Related Group ("DRG") payment in certain circumstances. Where this rule applies, the hospital and the skilled nursing facility must, in effect, divide the payment which otherwise would have been paid to the hospital alone for the patient's treatment, and no additional funds are paid by Medicare for skilled nursing care of the patient. This requirement may, in instances where it is applicable, have a negative effect on skilled nursing facility utilization/census and payments, either because hospitals may find it difficult to place patients in skilled nursing facilities which will not be paid as they previously were, or because hospitals are reluctant to discharge patients to skilled nursing facilities and lose a portion of the payment that the hospital would otherwise receive. This bundling requirement could be extended to more DRGs in the future, which could exacerbate the potentially negative impact on skilled nursing facility utilization/census and payments. As a result of the bundling requirements we may not be fully reimbursed for all services that a facility bills through consolidated billing, which could adversely affect our results of operations and financial condition.
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
Recent global market and economic conditions have been very challenging with tight credit conditions and slow or negative economic growth in most major economies generally expected to continue in 2013 and possibly beyond. Ongoing concerns about the systemic impact of potential long-term and widespread economic recession or stagnation, energy costs, geopolitical issues, sovereign debt issues, the availability and cost of credit, and the global real estate and mortgage markets have contributed to increased market volatility, uncertainty and liquidity issues for both borrowers and investors. These conditions, combined with volatile prices for energy, food and other commodities, unstable business and consumer confidence, and significant unemployment, have contributed to pronounced economic volatility.
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
We have now and will for the foreseeable future continue to have a significant amount of indebtedness. At December 31, 2012, our total indebtedness was approximately $449.0 million. Our substantial indebtedness could have important consequences. For example, it could:

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
Borrowings under our senior secured credit facility are subject to floating rates of interest over an interest rate floor of 1.5%. If interest rates increase over the floor, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would correspondingly decrease. We have entered into an interest rate swap agreement with a notional amount of $70.0 million, which effectively fixes the interest rate on that portion of our borrowings under our first lien credit agreement at 7.5% from January 1, 2012 through June 30, 2013. There can be no assurance that when the interest rate cap and swap agreements expire we will be able to enter into similar replacement hedging arrangements on favorable terms or at all. As of April 12, 2012, we increased the size of the term loan by $100.0 million. The incremental term loan bears interest at LIBOR (subject to a floor of 1.50%) plus a margin of 5.25%. As part of the refinancing, the interest rate on the existing term loan was amended to match the interest rate of the incremental term loan. The interest rate on the existing revolving credit facility was also amended to LIBOR plus a margin of 4.50%. There is no longer a LIBOR floor on the revolving credit facility. As of December 31, 2012, $341.6 million of term debt borrowings under our senior secured credit facility is not hedged and is currently subject to floating rates of interest.
Our operations are subject to environmental and occupational health and safety regulations, which could subject us to fines, penalties and increased operational costs.
We are subject to a wide variety of federal, state and local environmental and occupational health and safety laws and regulations. Regulatory requirements faced by healthcare providers such as us include those relating to air emissions, wastewater discharges, air and water quality control, occupational health and safety (such as standards regarding blood-borne pathogens and ergonomics), management and disposal of low-level radioactive medical waste, biohazards and other wastes, management of explosive or combustible gases, such as oxygen, specific regulatory requirements applicable to asbestos, lead-based paints, polychlorinated biphenyls and mold, other occupational hazards associated with our workplaces, and providing notice to employees and members of the public about our use and storage of regulated or hazardous materials and wastes. Failure to comply with these requirements could subject us to fines, penalties and increased operational costs. Moreover, changes in existing requirements or more stringent enforcement of them, as well as discovery of currently unknown conditions at our owned or leased facilities, could result in additional cost and potential liabilities, including liability for conducting cleanup, and there can be no guarantee that such increased expenditures would not be significant.
A portion of our workforce is unionized and our operations may be adversely affected by work stoppages, strikes or other collective actions.
As of December 31, 2012, approximately 500 of our 15,000 active employees were represented by unions and covered by collective bargaining agreements. In addition, certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. We cannot predict the effect that continued union representation or future organizational activities will have on our business or future operations. There can be no assurance that we will not experience a material work stoppage in the future.
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
Additionally, we maintain information necessary to conduct our business, including confidential and proprietary information as well as personal information regarding our patients, employees and others with whom we do business, in digital form. Data maintained in digital form is subject to the risk of tampering, theft and unauthorized access. We develop and maintain systems to prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of tampering, theft and other unauthorized access cannot be eliminated entirely, and risks associated with each of these remain. If our information technology systems are compromised and personal or other protected information regarding patients, employees or others with whom we do business is stolen, tampered with or otherwise improperly accessed, our ability to conduct our business and our reputation may be impaired. If personal or other protected information of our patients, employees or others with whom we do business is tampered with, stolen or otherwise improperly accessed, and we may incur significant costs to remediate possible injury to the affected persons, compensate the affected persons, pay any applicable fines, or take other action with respect to judicial or regulatory actions arising out of the incident, including under HIPAA or the HITECH Act, as applicable.

Risks Related to Ownership of Our Class A Common Stock
We are controlled by Onex Corporation, whose interests may conflict with yours.
Our Class A common stock has one vote per share, while our Class B common stock has ten votes per share, on all matters voted on by our stockholders. As of December 31, 2012, Onex Corporation, its affiliates and certain of our directors and members of our senior management who are party to a voting agreement with an affiliate of Onex Corporation owned shares of common stock representing over 75.0% of the combined voting power of our outstanding common stock. Accordingly, Onex Corporation generally has the power to control the outcome of matters on which stockholders are entitled to vote. Such matters include the election and removal of directors, the adoption or amendment of our certificate of incorporation and bylaws, possible mergers, corporate control contests and significant transactions. Through its control of elections to our board of directors, Onex Corporation may also have the ability to appoint or replace our senior management and cause us to issue additional shares of our common stock or repurchase common stock, declare dividends or take other actions. Onex Corporation may make decisions regarding our company and business that are opposed to our other stockholders’ interests or with which they disagree. Onex Corporation may also delay or prevent a change of control of us, even if the change of control would benefit our other stockholders, which could deprive our other stockholders of the opportunity to receive a premium for their Class A common stock. The significant concentration of stock ownership and voting power may also adversely affect the trading price of our Class A common stock due to investors’ perception that conflicts of interest may exist or arise. To the extent that the interests of our public stockholders are harmed by the actions of Onex Corporation, the price of our Class A common stock may be harmed.
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
As of December 31, 2012, our 96 long-term care facilities consisted of 73 of which were owned, 23 of which were leased, and five which were owned but have been leased to an unaffiliated third party operator. As of December 31, 2012, our operated facilities had a total of 10,409 licensed beds.
The following table provides information by state as of December 31, 2012 regarding the skilled nursing and assisted living facilities that we owned and leased.

	Owned Facilities		Leased Facilities		Total Facilities
	Number	Licensed Beds	Number	Licensed Beds	Number	Licensed Beds
California	12	1,384	13	1,635	25	3,019
Kansas	26	1,439	—	—	26	1,439
Texas	22	3,199	—	—	22	3,199
Nevada	2	134	1	190	3	324
Missouri	7	1,007	—	—	7	1,007
New Mexico	2	208	8	968	10	1,176
Iowa	2	164	—	—	2	164
Nebraska	—	—	1	81	1	81
Total	73	7,535	23	2,874	96	10,409
Skilled nursing	52	6,489	22	2,692	74	9,181
Assisted living	21	1,046	1	182	22	1,228
Skilled nursing facilities leased to unaffiliated third party operator	5	—	—	—	5	—
Our executive offices are located in Foothill Ranch, California, where we lease office space, a portion of which is utilized for the administrative functions of our businesses. The term of this lease expires in 2017. We have an option to renew our lease at this location for an additional five-year term.

Item 3.	Legal Proceedings
For information regarding certain pending legal proceedings to which we are a party or our property is subject, see Note 13, "Commitments and Contingencies—Litigation," to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.
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
Market Information
The following table sets forth, for the indicated quarterly periods, the high and low sale prices of our Class A common stock as reported by the New York Stock Exchange:

Year Ended December 31, 2012	High ($)	Low ($)
First quarter	7.99	5.08
Second quarter	8.41	5.13
Third quarter	7.07	4.97
Fourth quarter	8.01	5.97
Year Ended December 31, 2011	High ($)	Low ($)
First quarter	15.10	8.81
Second quarter	15.93	9.05
Third quarter	11.00	3.30
Fourth quarter	5.57	3.55
On February 7, 2013, the closing sales price of our Class A common stock on the New York Stock Exchange was $5.28 per share. On that date, there were 7 holders of record of our Class A common stock and 16 holders of record of our Class B common stock.
Dividend Payment
We did not declare or pay cash dividends in either 2012 or 2011 on our Class A common stock or Class B common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general purposes, including to service or repay our debt and to fund the operation and expansion of our business.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below sets forth information with respect to purchases of our Class A common stock made by us or on our behalf during the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2012	—	$—	n/a	n/a
November 1 - 30, 2012	315	$7.64	n/a	n/a
December 1 - 31, 2012	—	$—	n/a	n/a
Total:	315	$7.64	n/a	n/a

(1)
Reflects shares forfeited to us upon the vesting of restricted stock granted to participants in our 2007 Incentive Award Plan, to satisfy applicable tax withholding obligations with respect to such vesting. We did not have any publicly announced plans or programs to purchase our Class A common stock in the quarter ended December 31, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

We primarily issue stock options, restricted stock, and restricted stock units under our share-based compensation plans, which are part of a broad-based, long-term retention program that is intended to attract and retain talented employees and directors, and align stockholder and employee interests.
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
Additional information regarding our stock option plans and plan activity for fiscal 2012, 2011 and 2010 is provided in the notes to our consolidated financial statements in this annual report, see Note 11, "Stock-Based Compensation."
The equity compensation plan information set forth in Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this report contains information concerning securities authorized for issuance under our equity compensation plans.
Stock Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our Class A common stock since December 31, 2007, to two indices: the S&P 500 and the Morningstar Long-Term Care Index. The graph assumes an initial investment of $100 on December 31, 2007, assuming reinvestment of dividends, if any. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our Class A common stock. The following graph and related information shall not be deemed "soliciting material" or deemed to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any SEC filing unless we specifically incorporate it by reference into the particular filing.
COMPARISON OF CUMULATIVE TOTAL RETURN ON INVESTMENT
Assuming $100 Investment on December 31, 2007

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Skilled Healthcare Group, Inc.	$100.00	$57.69	$50.92	$61.38	$37.32	$43.54
S&P 500	100.00	63.00	79.67	91.68	93.61	108.59
Morningstar LTC Index	100.00	34.08	59.70	73.29	60.44	83.92

Item 6.	Selected Financial Data
We derived the selected historical consolidated financial data below for each of the years ended December 31, 2012, 2011, and 2010, and as of December 31, 2012 and 2011, from our audited consolidated financial statements included elsewhere in this report. We derived the selected historical consolidated financial data for the years ended December 31, 2009 and 2008 and as of December 31, 2010, 2009 and 2008 from our consolidated financial statements not included in this report. Historical results are not necessarily indicative of future performance.
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

SELECTED CONSOLIDATED FINANCIAL DATA

	Years ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data
Revenue	$872,623	$868,433	$818,962	$754,913	$728,350
Expenses	799,130	1,032,627	780,621	842,048	643,365
Total other (expenses) income, net	(39,458)	(36,824)	(38,186)	(28,966)	(33,848)
Income (loss) from continuing operations before provision for income taxes	34,035	(201,018)	155	(116,101)	51,137
Provision for income taxes	12,438	3,025	1,995	17,410	17,689
Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	21,597	(204,043)	(1,840)	(133,511)	33,448
Loss from discontinued operations, net of tax	—	—	—	(390)	—
Net income (loss)	21,597	(204,043)	(1,840)	(133,901)	33,448
Earnings (loss) Per Share Data:
Earnings (loss) per common share from continuing operations, basic	$0.58	$(5.49)	$(0.05)	$(3.63)	$0.91
Earnings (loss) per common share from continuing operations, diluted	$0.57	$(5.49)	$(0.05)	$(3.63)	$0.90
Weighted-average common shares outstanding, basic	37,389	37,145	36,988	36,914	36,573
Weighted-average common shares outstanding, diluted	37,589	37,145	36,988	36,914	36,894
Other Financial Data
Capital expenditures (excluding acquisitions)	$(19,522)	$(16,298)	$(27,736)	$(41,155)	$(49,626)
Net cash provided by operating activities	42,676	99,380	35,391	75,021	67,489
Net cash used in investing activities	(19,525)	(39,917)	(76,405)	(46,168)	(72,853)
Net cash (used in) provided by financing activities	(37,165)	(47,638)	41,678	(27,762)	2,399
EBITDA(1)	96,683	(137,509)	61,276	(61,316)	108,696
EBITDA margin(1)	11.1%	(15.8)%	7.5%	(8.1)%	14.9%
Adjusted EBITDA(1)	100,809	130,042	120,248	109,735	108,758
Adjusted EBITDA margin(1)	11.6%	15.0%	14.7%	14.5%	14.9%
EBITDAR(2)	115,190	(119,110)	80,314	(43,179)	126,944
EBITDAR margin(2)	13.2%	(13.7)%	9.8%	(5.7)%	17.4%
Adjusted EBITDAR(2)	119,316	148,441	139,286	127,872	127,006
Adjusted EBITDAR margin(2)	13.7%	17.1%	17.0%	16.9%	17.4%

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$2,003	$16,017	$4,192	$3,527	$2,047
Working capital	34,522	41,336	49,946	42,564	45,976
Property and equipment and leased facility assets, net	380,658	386,294	387,322	373,211	346,466
Total assets	682,636	697,199	945,998	857,471	1,007,377
Long-term debt (including current portion and the revolving credit facility)	448,967	475,483	519,963	458,679	470,261
Total stockholders’ equity	99,831	73,596	274,740	273,380	403,255
________________
Notes

(1)
We define EBITDA as net income (loss) before depreciation, amortization and interest expense (net of interest income) and the provision for income taxes. EBTDA margin is EBITDA as a percentage of revenue. Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the periods presented in this report includes gains or losses on debt retirement costs, impairment charges, litigation settlement costs, the disposal of property and equipment, expenses related to the exploration of strategic alternatives, and exit costs related to the disposition of certain of our operations in Northern California (each to the extent applicable in the appropriate period.)

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
Specifically, we believe that a report of EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR provides consistency in our financial reporting and provides a basis for the comparison of results of core business operations between our current, past and future periods. EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR are primary indicators management uses for planning and forecasting in future periods, including trending and analyzing the core operating performance of our business from period-to-period without the effect of accounting principles generally accepted in the United States of America ("U.S. GAAP") expenses, revenues and gains (losses) that we believe are unrelated to the day-to-day performance of our consolidated and segmented business. We also use EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR to benchmark the performance of our consolidated and segmented business against expected results, analyzing year-over-year trends as described below and to compare our operating performance to that of our competitors.
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
The following table provides a reconciliation of our net income (loss), which is the most directly comparable financial measure presented in accordance with U.S. GAAP for the periods indicated, to EBITDA, EBITDAR, Adjusted EBITDAR and Adjusted EBITDA:

	Years ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Net income (loss)	21,597	(204,043)	(1,840)	(133,901)	33,448
Provision for income taxes	12,438	3,025	1,995	17,410	17,689
Depreciation and amortization	25,400	25,229	25,047	23,308	20,978
Interest expense, net of interest income	37,248	38,280	36,074	31,867	36,581
EBITDA	96,683	(137,509)	61,276	(61,316)	108,696
Rent cost of revenue	18,507	18,399	19,038	18,137	18,248
EBITDAR	115,190	(119,110)	80,314	(43,179)	126,944
EBITDA	96,683	(137,509)	61,276	(61,316)	108,696
Discontinued operations, net of tax(a)	—	—	—	390	—
Loss (gain) on sale of assets(b)	—	290	(2,243)	61	62
Impairment of long-lived assets(c)	—	270,478	—	170,600	—
Litigation settlement costs,(net of recoveries) (d)	—	(4,488)	53,505	—	—
Debt retirement cost(e)	4,126	—	7,010	—	—
Acquisition and due diligence costs(f)	—	—	700	—	—
Expenses related to the exploration of strategic alternatives(g)	—	716	—	—	—
Exit costs related to Northern California divestiture(h)	—	820	—	—	—
Recovery of expenses related to the divestiture of Westside Campus of Care facility (i)	—	(265)	—	—	—
Adjusted EBITDA	100,809	130,042	120,248	109,735	108,758
Rent cost of revenue	18,507	18,399	19,038	18,137	18,248
Adjusted EBITDAR	119,316	148,441	139,286	127,872	127,006
________________
Notes

(a)	In 2009, we closed our hospice operations located in Ventura, California, and, therefore, the results of this business have been classified as discontinued operations.

(b)	While unusual and non-recurring gains or losses on sales of assets are required under U.S. GAAP, these amounts are also not reflective of income and losses of the Company's underlying business.

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

(d)
In 2011, we recorded $4.5 million of insurance recoveries related to the litigation settlement expense of $53.5 million recorded during the third quarter of 2010. The $53.5 million was comprised of a $50.0 million cash settlement related to the Humboldt County Action described in "Note 13, Commitments and Contingencies-Litigation" and $3.0 million of related legal expenses, and $0.5 million in costs related to a securities class action related to our initial public offering (which was settled in September 2010).

(e)
In the second quarter of 2012, we refinanced our senior subordinated notes (the "2014 Notes") and recorded debt retirement cost of $4.1 million for the year ended December 31, 2012. During the second quarter of 2010, we recorded debt retirement cost of $7.0 million in conjunction with the refinancing of our senior secured credit facility due to the expensing of deferred financing fees of $6.6 million and $0.4 million of interest rate swap termination costs as the swaps were incompatible with the refinanced credit facility.

(f)	In 2010, hospice and home health costs of services included $0.7 million of non-recurring acquisition and due diligence related costs.

(g)
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

(h)
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
Business Overview
We are a holding company with subsidiaries that operate skilled nursing facilities, assisted living facilities, hospices, home health providers and a rehabilitation therapy business. These subsidiaries focus on providing high-quality care to our patients. We have an administrative service company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services. We also have one such service agreement with an unrelated facility operator. Our subsidiaries that operate skilled nursing facilities have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of December 31, 2012, we operated 74 skilled nursing and 22 assisted living owned or leased facilities, together comprising 10,409 licensed beds. We also lease five skilled nursing facilities in California to an unaffiliated third party operator. Our skilled nursing and assisted living facilities, approximately 77% of which we own, are located in California, Texas, Iowa, Kansas, Missouri, Nebraska, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. For the twelve months ended December 31, 2012, we generated approximately 72% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, hospice care and home health services, and lease of five skilled nursing facilities to an unaffiliated third party operator.
Our revenue was $872.6 million and $868.4 million for the years ended December 31, 2012 and 2011, respectively. To increase our revenue, we focus on acquiring existing facilities and businesses, developing new facilities and businesses, and improving our occupancy (census) rate and our skilled mix, which is the number of Medicare and managed care patient days at our skilled nursing facilities divided by the total number of patient days at our skilled nursing facilities for any given period. Medicare and managed care payors typically provide higher reimbursement than other payors because patients in these programs typically require a greater level of care and service.
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

•
EBITDA—net income (loss) before depreciation, amortization and interest expense (net of interest income) and the provision for income taxes. Additionally, Adjusted EBITDA means EBITDA as adjusted for non-core business items. See footnote 1 under Item 6 of this report, "Selected Financial Data," for an explanation of the adjustments and a description of our uses of, and the limitations associated with, EBITDA and Adjusted EBITDA.

•
EBITDAR—net income (loss) before depreciation, amortization and interest expenses (net of interest income), the provision for income taxes and rent cost of revenue. Additionally, Adjusted EBITDAR means EBITDAR as adjusted for the non-core business items reflected in Adjusted EBITDA. See footnote 2 under Item 6 of this report, "Selected Financial Data," for an explanation of the adjustments and a description of our uses of, and the limitations associated with, EBITDAR and Adjusted EBITDAR.

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

	Year Ended December 31,
	2012	2011	2010
Occupancy statistics (skilled nursing facilities):
Available beds in service at end of period	8,809	8,809	9,156
Available patient days	3,224,062	3,249,449	3,391,343
Actual patient days	2,675,234	2,698,994	2,819,609
Occupancy percentage	83.0%	83.1%	83.1%
Skilled mix	22.1%	23.2%	22.7%
Average daily number of patients	7,309	7,395	7,725

Hospice average daily census	1,397	1,269	955
Home health episodic-based admissions	8,341	5,239	2,472
Home health episodic-based recertifications	1,624	885	453

EBITDA(1) (in thousands)	$96,683	$(137,509)	$61,276
Adjusted EBITDA(1) (in thousands)	$100,809	$130,042	$120,248
EBITDAR(2) (in thousands)	$115,190	$(119,110)	$80,314
Adjusted EBITDAR(2) (in thousands)	$119,316	$148,441	$139,286
Revenue per patient day (skilled nursing facilities prior to intercompany eliminations)
LTC only Medicare (Part A)	$512	$558	$515
Medicare blended rate (Part A & B)	573	616	576
Managed care (Part A)	382	386	379
Managed care blended rate (Part A & B)	391	391	379
Medicaid	160	154	151
Private and other	172	173	169
Weighted-average	$236	$246	$237

Patient days by payor (skilled nursing facilities)
Medicare	349,205	404,419	442,902
Managed Care	240,951	221,796	198,308
Total skilled mix days	590,156	626,215	641,210
Private and other	428,823	435,257	462,644
Medicaid	1,656,255	1,637,522	1,715,755
Total days	2,675,234	2,698,994	2,819,609

Patient days as a percentage of total patient days (skilled nursing facilities)
Medicare	13.1%	15.0%	15.7%
Managed Care	9.0%	8.2%	7.0%
Skilled mix	22.1%	23.2%	22.7%
Private and other	16.0%	16.1%	16.4%

Medicaid	61.9%	60.7%	60.9%
Total	100.0%	100.0%	100.0%

Revenue from (total company):
Medicare	33.6%	37.4%	37.0%
Managed care, private pay, and other	35.8	33.4	31.2
Quality mix	69.4	70.8	68.2
Medicaid	30.6	29.2	31.8
Total	100.0%	100.0%	100.0%

	As of December 31,
	2012	2011	2010
Facilities:
Skilled nursing facilities:
Owned	52	52	57
Leased	22	22	21
Total skilled nursing facilities	74	74	78
Total licensed beds	9,181	9,183	9,566
Skilled nursing facilities leased to unaffiliated third party operator	5	5	—

Assisted living facilities:
Owned	21	21	20
Leased	1	2	2
Total assisted living facilities	22	23	22
Total licensed beds	1,228	1,312	1,264
Total facilities	101	102	100
Available beds in service (SNF only)	8,809	8,809	9,156
Percentage of owned facilities	77.2%	76.5%	77.0%
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

Revenue
Revenue by Service Offering
We operate our businesses in three reportable operating segments: (i) long-term care services, which includes the operation of skilled nursing and assisted living facilities and is the most significant portion of our business; (ii) our rehabilitation therapy services business; and (iii) our hospice and home health businesses. Our reporting segments are business units that offer different services, and that are managed separately from one another due to the nature of services provided.
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

The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in thousands):

	Year Ended December 31,
	2012		2011		2010
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Percentage Change
							2012 vs. 2011	2011 vs. 2010
Long-term care services:
Skilled nursing facilities	$629,630	72.2%	$661,370	76.2%	$666,415	81.4%	(4.8)%	(0.8)%
Assisted living facilities	28,042	3.2	27,593	3.2	25,585	3.1	1.6	7.8
Administration of third party facilities	791	0.1	1,144	0.1	1,125	0.1	(30.9)	1.7
Leased facility revenue	3,060	0.4	2,239	0.2	—	—	36.7	—
Total long-term care services	661,523	75.8	692,346	79.7	693,125	84.6	(4.5)	(0.1)
Therapy services:
Third-party rehabilitation therapy services	104,403	12.0	92,765	10.7	74,118	9.1	12.5	25.2
Total therapy services	104,403	12.0	92,765	10.7	74,118	9.1	12.5	25.2
Hospice & home health services:
Hospice	80,306	9.2	65,509	7.5	41,221	5.0	22.6	58.9
Home health	26,391	3.0	17,813	2.1	10,498	1.3	48.2	69.7
Total hospice & home health services	106,697	12.2	83,322	9.6	51,719	6.3	28.1	61.1
Total	$872,623	100.0%	$868,433	100.0%	$818,962	100.0%	0.5%	6.0%

Sources of Revenue
The following table sets forth revenue consolidated by state in dollars and as a percentage of total revenue for the periods presented (dollars in thousands):

	Year Ended December 31,
	2012		2011		2010
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$349,397	40.1%	$354,198	40.8%	$343,944	42.0%
Texas	179,940	20.6	186,119	21.4	189,591	23.2
New Mexico	99,439	11.4	92,569	10.7	85,968	10.5
Nevada	62,916	7.2	59,609	6.9	48,516	5.9
Kansas	61,662	7.1	67,132	7.7	61,498	7.5
Missouri	59,743	6.8	60,738	7.0	57,539	7.0
Montana	15,665	1.8	13,060	1.5	8,004	1.0
Arizona	14,618	1.7	12,086	1.4	7,928	1.0
Iowa	10,598	1.2	11,030	1.3	9,989	1.2
Idaho	10,300	1.2	9,420	1.1	5,937	0.7
Nebraska	4,721	0.5	2,470	0.3	—	—
Other	3,624	0.4	2	—	48	—
Total	$872,623	100.0%	$868,433	100.0%	$818,962	100.0%

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
Skilled mix decreased to 22.1% in 2012 from 23.2% in 2011. We continued to experience a decrease in Medicare patient days partially offset by an increase in our managed care patient days in 2012 as more seniors elected managed Medicare. Our managed care patient per day (PPD) rates are lower than our Medicare PPD rates and our managed care patients historically have had a shorter length of stay than our Medicare patients.
Assisted Living Facilities. Within our assisted living facilities, which are mostly in Kansas, we generate our revenue primarily from private pay sources, with a small portion earned from Medicaid or other state-specific programs.
Leased Facility Revenue. We lease five skilled nursing facilities in California to an unaffiliated third party operator. For additional information on the lease arrangement, see Note 9 - "Property and Equipment."
Therapy Services Segment
As of December 31, 2012, we provided rehabilitation therapy services to a total of 195 healthcare facilities, including 64 of our facilities, as compared to 185 facilities, including 64 of our facilities, as of December 31, 2011. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. The net increase of 10 facilities serviced was comprised of 31 new facilities serviced, net of 21 cancellations. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party skilled nursing facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered. As of December 31, 2012, we provided rehabilitation therapy services to facilities in California, Nevada, New Mexico, Texas, Missouri, Nebraska, Iowa, and Indiana.
Hospice and Home Health Services Segment
Hospice. As of December 31, 2012, we provided hospice care in Arizona, California, Idaho, Montana, Nevada and New Mexico. We derive substantially all of the revenue from our hospice business from Medicare and managed care reimbursement.
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
Second, overall payments made by Medicare to us on a per hospice program basis are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The Medicare revenue paid to a hospice program from November 1 to October 31 may not exceed the annual aggregate cap amount. Prior to the 2011 fiscal cap year, which began on November 1, 2010, this annual aggregate cap amount is calculated by multiplying the number of first time Medicare hospice beneficiaries during the year by the Medicare per beneficiary cap amount, resulting in that hospice’s aggregate cap, which is the allowable amount of total Medicare payments that hospice can receive for that cap year. This method is known as the streamlined method. Beginning with the 2011 fiscal cap year, unless an agency elected to stay with the streamlined method, the hospice cap amount is calculated under the proportional method, which spreads the hospice patient's cap allowance over the period for which the patient is under hospice care. For a hospice agency to estimate its cap exposure under the proportional method, the agency must estimate how long patients will stay on service. If a hospice exceeds its aggregate cap, then the hospice must repay the excess back to Medicare. The Medicare cap amount is reduced proportionately for patients who transferred in and out of our hospice services. The Medicare cap amount is adjusted annually for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. In 2012 and 2011 we booked a cap reserve of $4.1 million and $2.1 million respectively. In 2010 our hospice agencies did not exceed the Medicare cap limit. See Item 1A of this report, “Risk Factors—We are subject to a Medicare cap amount for our hospice business. Our net patient service revenue and profitability could be adversely affected by limitations on Medicare payments.”
Home Health. We provided home health care in Arizona, California, Idaho, Montana, Nevada, and New Mexico as of December 31, 2012. We derive the majority of the revenue from our home health business from Medicare. The payment is adjusted for the health condition and care needs of the beneficiary. The payment is also adjusted for the geographic differences in wages for home health agencies across the country. The adjustment for the health condition, or clinical characteristics, and service needs of the beneficiary is referred to as the case-mix adjustment. The home health PPS will provide home health agencies with payments for each 60-day episode of care for each beneficiary. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs.
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

	Year Ended December 31,
	2012					2011					2010
	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue %	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue %	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue %
Medicare	$200,100	$—	$93,007	$293,107	33.6%	$248,967	$—	$75,975	$324,942	37.4%	$254,906	$—	$48,231	$303,137	37.0%
Medicaid	264,276	—	2,448	266,724	30.6	252,518	—	1,209	253,727	29.2	259,334	—	749	260,083	31.8
Subtotal Medicare and Medicaid	464,376	—	95,455	559,831	64.2	501,485	—	77,184	578,669	66.6	514,240	—	48,980	563,220	68.8
Managed Care	94,261	—	4,874	99,135	11.4	86,727	—	1,938	88,665	10.2	75,206	—	451	75,657	9.2
Private pay and other	102,887	104,403	6,367	213,657	24.4	104,134	92,765	4,200	201,099	23.2	103,679	74,118	2,288	180,085	22.0
Total	$661,524	$104,403	$106,696	$872,623	100.0%	$692,346	$92,765	$83,322	$868,433	100.0%	$693,125	$74,118	$51,719	$818,962	100.0%

Medicare. Medicare is a federal program that provides certain healthcare benefits to beneficiaries who are 65 years of age or older, blind, disabled or qualify for Medicare’s End Stage Renal Disease program. Medicare provides health insurance benefits in two primary parts for services that we provide:

•
Part A. Medicare Part A is hospital insurance, which provides reimbursement for inpatient services for hospitals, skilled nursing facilities, hospices, home health and certain other healthcare providers and patients requiring daily professional skilled nursing and other rehabilitative care. Coverage in a skilled nursing facility is limited for a period of up to 100 days, if medically necessary, after the individual has qualified for Medicare coverage as a result of a three-day or longer hospital stay. Medicare pays for the first 20 days of stay in a skilled nursing facility in full and the next 80 days, to the extent above a daily coinsurance amount. Covered services include supervised nursing care, room and board, social services, pharmaceuticals and supplies as well as physical, speech and occupational therapies and other necessary services provided by nursing facilities. Medicare Part A also covers hospice care and some home health care. Skilled nursing facilities are paid under Medicare Part A on the basis of a prospective payment system, or PPS. The PPS payment rates are adjusted for case mix and geographic variation in wages and cover all costs of furnishing covered skilled nursing facilities services (routine, ancillary, and capital-related costs). The amount to be paid is determined by classifying each patient into a resource utilization group ("RUG"), category, which is based upon the patient's acuity level. CMS generally evaluates and adjusts payment rates on an annual basis.

•
Part B. Medicare Part B is supplemental medical insurance, which requires the beneficiary to pay monthly premiums, covers physician services, limited drug coverage and other outpatient services, such as physical, occupational and speech therapy services, enteral nutrition, certain medical items and X-ray services received outside of a Part A covered inpatient stay.

Medicaid. Medicaid is a state-administered medical assistance program for the indigent, operated by the individual states with the financial participation of the federal government. Each state has relatively broad discretion in establishing its Medicaid reimbursement formulas and coverage of service, which must be approved by the federal government in accordance with federal guidelines. All states in which we operate cover long-term care services for individuals who are Medicaid eligible and qualify for institutional care. Providers must accept the Medicaid reimbursement level as payment in full for services rendered. Medicaid programs generally make payments directly to providers, except in cases where the state has implemented a Medicaid managed care program, under which providers receive Medicaid payments from managed care organizations ("MCOs") that have subcontracted with the Medicaid program. PPACA provides for increased financial participation by the federal government in a state's Medicaid program if the state chooses to expand its Medicaid program as contemplated by PPACA. However, states are not required to expand their Medicaid programs and it is uncertain as to which states, including states in which we operate, will ultimately expand their programs.
Managed Care. Our managed care patients consist of individuals who are insured by a third-party entity, typically called a senior Health Maintenance Organization, ("HMO") plan, or are Medicare beneficiaries who assign their Medicare benefits to a senior HMO plan.
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

Critical Accounting Policies and Estimates
The preparation of our financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we reevaluate our judgments and estimates, including those related to doubtful accounts, income taxes and loss contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these policies.
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
Allowance for doubtful accounts
We maintain allowances for doubtful accounts related to estimated losses resulting from nonpayment of patient accounts receivable and third-party billings and notes receivable from customers. In evaluating the collectability of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection trends, the composition of patient accounts by payor, the status of ongoing disputes with third-party payors, underlying guarantees, and general industry conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our receivables from Medicare and Medicaid payor programs represent our only significant concentration of credit risk. We do not believe there to be significant credit risks associated with these governmental programs. If, at December 31, 2012, we were to recognize an increase of 10% in our allowance for doubtful accounts, our total current assets would decrease by $1.6 million, or 1.1%. There would also be a corresponding increase in operating expense.
Patient liability risks
Our professional liability and general liability reserve includes amounts for patient care related claims and incurred but not reported claims. Professional liability and general liability costs for healthcare services in many states continue to be expensive and difficult to estimate, although many states have implemented tort reform that has stabilized the costs. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, along with an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected number and cost of claims incurred but not reported and the expected costs to settle unpaid claims. Although we believe that our reserves are adequate, it is possible that this liability will require a material adjustment in the future. For example, an adverse professional liability judgment partially contributed to our predecessor's bankruptcy filing under Chapter

11 of the United States Bankruptcy Code in October 2001. If, at December 31, 2012, we were to recognize an increase of 10% in the reserve for professional liability and general liability, our total liabilities would be increased by $2.1 million, or 0.4%. There would also be a corresponding increase in operating expense. We record our professional and general liability reserves on an undiscounted basis.
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
Goodwill Impairment Testing
We compare the fair value of each reporting unit to its carrying amount on an annual basis to determine whether there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent the fair value of goodwill is less than its carrying value. We have four reporting units: long-term care, therapy, hospice and home health.
As of December 31, 2012, there was no goodwill related to the long-term care reporting unit, $9.7 million related to the rehabilitation therapy reporting unit, $53.7 million related to the hospice reporting unit and $22.2 million related to the home health reporting unit.
As of October 1, 2012, we compared the fair value of each reporting unit to its carrying value. We concluded that the fair values of the therapy, hospice and the home health reporting units exceeded their carrying values. We have no goodwill at our long-term care reporting unit.
We assessed the fair value of the hospice, home health and therapy services reporting units for goodwill impairment based upon a combination of the discounted cash flow (income approach) and two different market approaches, the guideline public company method and the guideline merged and acquired company method. For the therapy and hospice reporting units the income approach and the guideline public company and guideline merged and acquired company methods of the market approach were weighted 45%, 45% and 10%, respectively. For the home health reporting unit the income approach and the guideline merged and acquired company methods of the market approach were weighted 50% and 50%, respectively.
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
Therapy Unit Testing
Below are the key assumptions used to estimate the fair value for our therapy reporting unit at the time of our October 1, 2012 goodwill impairment test using the income approach:
• 2.0% long−term growth rate; and
• 10.5% discount rate
Our therapy services reporting unit experienced an average annual compounded growth rate in external revenue from 2007 to 2011 of 4.1%. We selected a long term growth rate of 2.0% for the discounted cash flow analysis conducted as part of the impairment analysis as the 2.0% long-term growth rate is our expected long−term growth rate from a combination of growth in external contracts, rate increases as well as occupancy and skilled mix increases at our third party customers, as well as the reimbursement changes discussed in Part I - Item 1 - Business - Industry Trends earlier in the document. This growth rate was also assumed to be 2.0% in the prior year analysis.
The operating expenses projected under the discounted cash flow method were based upon our historical expenses as a percentage of therapy revenue adjusted for known efficiencies or additional costs to be incurred. Capital expenditures in the therapy services reporting unit have historically been negligible.
The discount rate used to present value cash flows under the discounted cash flow method is a significant assumption in the analysis. The discount rate was developed using the capital asset pricing model through which a weighted average cost of capital was derived. The cost of equity was assumed to be 12.7% and the pre-tax cost of debt was assumed to be 8.0%, or about 4.8% after tax. Assuming a capital structure of 25% debt and 75% equity, the average cost of capital was determined to be 10.5%, which was used as the discount rate. A 0.5% decrease in the discount rate would increase the equity value of the therapy reporting unit by approximately $3 million, or 7%, using the income approach. A 0.5% increase in the discount rate would decrease the equity value of the therapy reporting unit by approximately $3 million, or 6%, using the income approach Increasing the long-term revenue growth rate by 0.5% would increase the equity value by approximately $2 million, or 5%, using the income approach. Decreasing the long-term revenue growth rate by 0.5% would decrease the equity value by approximately $2 million, or 4%, using the income approach.
For the market approach, we compared ourselves to a peer group of other public companies. The metric used was total invested capital, or TIC, divided by earnings before interest, tax, depreciation and amortization, or EBITDA. The average TIC divided by projected 2013 EBITDA for the peer group, including us, was 5.1. For our market valuation a multiple of 6.0 was selected along with a control premium of 30%, based upon historical transactions.
As the result of this evaluation indicated that the reporting unit's fair value of equity exceeded the carrying value of equity by $3.8 million it was determined that there was no impairment to the therapy services reporting unit.
Hospice Unit Testing
Below are the key assumptions used to estimate the fair value for our hospice reporting unit at the time of our October 1, 2012 goodwill impairment test using the income approach:
• 2.0% long−term growth rate; and
• 12.0% discount rate
We selected a long term growth rate of 2.0% for the discounted cash flow analysis conducted as part of the impairment analysis as the 2.0% long-term growth rate is our expected long−term growth rate from a combination of growth in rate increases as well as census increases. This growth rate was also assumed to be 2.0% in the prior year analysis.
The operating expenses projected under the discounted cash flow method were based upon our historical expenses as a percentage of hospice revenue adjusted for known efficiencies or additional costs to be incurred. Capital expenditures in the hospice services reporting unit have historically been negligible.
The discount rate used to present value cash flows under the discounted cash flow method is a significant assumption in the analysis. The discount rate was developed using the capital asset pricing model through which a weighted average cost of capital was derived. The cost of equity was assumed to be 14.3% and the pre-tax cost of debt was assumed to be 8.0%, or about 4.8% after tax. Assuming a capital structure of 25% debt and 75% equity, the average cost of capital was determined to be 12.0%, which was used as the discount rate. A 0.5% decrease in the discount rate would increase the equity value of the hospice reporting unit by approximately $4 million, or 10%, using the income approach.A 0.5% increase in the discount rate would decrease the equity value of the hospice reporting unit by approximately $4 million, or 10%, using the income approach. Increasing the long-term revenue growth rate by 0.5% would increase the equity value by approximately $3 million, or 7%, using the income approach. Decreasing the long-term revenue growth rate by 0.5% would decrease the equity value by approximately $3 million, or 7%, using the income approach.
For the market approach, we compared ourselves to a peer group of other public companies. The metric used was total invested capital, or TIC, divided by earnings before interest, tax, depreciation and amortization, or EBITDA. The average TIC divided by projected 2013 EBITDAR for the peer group, including us, was 6.1. For our market valuation a multiple of 5.5 was selected along with a control premium of 30%, based upon historical transactions.
As the result of this evaluation indicated that the reporting unit's fair value of equity exceeded the carrying value of equity it was determined that there was no impairment to the hospice reporting unit.
Home Health Unit Testing
Below are the key assumptions used to estimate the fair value for our home health reporting unit at the time of our October 1, 2012 goodwill impairment test using the income approach:

• 3.0% long−term growth rate; and
• 11.0% discount rate
We selected a long term growth rate of 3.0% for the discounted cash flow analysis conducted as part of the impairment analysis as the 3.0% long-term growth rate is our expected long−term growth rate from a combination of growth in rate increases as well as census increases.
The operating expenses projected under the discounted cash flow method were based upon our historical expenses as a percentage of home health revenue adjusted for known efficiencies or additional costs to be incurred. Capital expenditures in the home health services reporting unit have historically been negligible.
The discount rate used to present value cash flows under the discounted cash flow method is a significant assumption in the analysis. The discount rate was developed using the capital asset pricing model through which a weighted average cost of capital was derived. The cost of equity was assumed to be 12.5% and the pre-tax cost of debt was assumed to be 8.0%, or about 4.8% after tax. Assuming a capital structure of 25% debt and 75% equity, the average cost of capital was determined to be 11.0%, which was used as the discount rate. A 0.5% decrease in the discount rate would increase the equity value of the home health reporting unit by approximately $1.4 million, or 48%, using the income approach. A 0.5% increase in the discount rate would decrease the equity value of the home health reporting unit by approximately $1.1 million, or 38%, using the income approach. Increasing the long-term revenue growth rate by 0.5% would increase the equity value by approximately $1.1 million, or 38%, using the income approach. Decreasing the long-term revenue growth rate by 0.5% would decrease the equity value by approximately $0.9 million, or 31%, using the income approach.
For the market approach, we compared ourselves to a peer group of other public companies. The metric used was total invested capital, or TIC, divided by revenue. The average TIC divided by projected revenue for the peer group, including us, was 1.01. For our market valuation a multiple of 1.0 was selected.
As the result of this evaluation indicated that the reporting unit's fair value of equity exceeded the carrying value of equity it was determined that there was no impairment to the home health reporting unit.
Our goodwill impairment analysis is subject to uncertainties due to uncontrollable events, including any strategic decisions made in response to economic or competitive conditions, the general economic environment, and material changes in Medicare and Medicaid reimbursement that could positively or negatively impact anticipated future operating conditions and cash flows. In addition, our goodwill impairment analysis is subject to current economic uncertainties.
As of December 31, 2012, goodwill in the amount of $85.6 million was recorded in our consolidated balance sheet, of which $9.7 million related to the rehabilitation therapy unit, $53.7 million related to the hospice reporting unit and $22.2 million related to the home health reporting unit.
Income Taxes
Income taxes are accounted for under FASB ASC Topic 740, "Income Taxes." FASB ASC Topic 740 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition rules. As of December 31, 2012 and 2011, our accrual for unrecognized tax benefits including applicable interest and penalties was negligible. As prescribed by FASB ASC Topic 740, only the amounts reasonably expected to be paid within 12 months are recorded in taxes payable, while remaining amounts after 12 months are recorded in other non-current taxes payable.
Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. While we believe that our tax return positions are supportable, there are certain positions that may not be sustained upon review by tax authorities. Although we believe that adequate accruals have been made for such positions, the final resolution of those matters may differ from the amounts provided for in our historical income tax provisions and accruals.
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes line item of the consolidated statements of operations. As of December 31, 2012 and 2011, our accrued interest and penalties on unrecognized tax benefits was negligible.
We are subject to taxation in the United States and in various state jurisdictions. Our tax years 2007 and forward are subject to examination by the United States Internal Revenue Service and by our material state jurisdictions. The Internal Revenue Service completed a limited scope examination of our 2007 through 2009 tax years and the results of the examination were negligible.
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
We assess the likelihood that our deferred tax assets will be recovered from future taxable income and available carryback potential and unless we believe that recovery is more likely than not, we establish a valuation allowance to reduce the deferred tax assets to the amounts expected to be realized. We make our judgments regarding deferred tax assets and the associated valuation allowance, based on among other things, expected future reversals of taxable temporary differences, available carryback potential, tax planning strategies and forecasts of future income. We periodically review for the requirement of a valuation allowance as necessary. As of December 31, 2012, we were in a three-year cumulative pre-tax loss position, which is considered significant negative evidence under FASB ASC Topic 740 and presumes a need for a valuation allowance. The cumulative pretax loss was attributable the 2011 goodwill impairment charge which was primarily non-deductible for income tax purposes and did not affect taxable income. We have a history of generating taxable earnings and will report significant taxable income in 2012. Further, as our deferred tax assets are expected to reverse in subsequent years, any deferred tax asset could be utilized to carry back against prior year income. This significant positive evidence overcomes the presumption of a need for a valuation allowance. At December 31, 2012, we retained a valuation allowance for our state loss and credit carryforwards of $0.7 million as a result of certain restrictions regarding their utilization.
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
The determination of the asset retirement obligation is based upon a number of assumptions that incorporate our knowledge of the facilities, the asset life of the floor and ceiling tiles, the estimated time frames for periodic renovations which would involve floor and ceiling tiles, the current cost for remediation of asbestos and the current technology at hand to accomplish the remediation work. These assumptions to determine the asset retirement obligation may be imprecise or be subject to changes in the future. Any change in the assumptions can impact the value of the determined liability and impact our future earnings. If we were to experience a 10% increase in our estimated future cost of remediation, our recorded liability of $4.2 million would increase by $0.4 million and operating expenses would also increase.
Operating Leases
The information required by this item is incorporated herein by reference to Note 3, "Summary of Significant Accounting Policies," to the consolidated financial statements included elsewhere in this report.
Recent Accounting Standards
The information required by this item is incorporated herein by reference to Note 3, "Summary of Significant Accounting Policies," to the consolidated financial statements included elsewhere in this report.

Results of Operations
The following table sets forth details of our revenue, expenses and earnings (loss) as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Revenue	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	83.8	80.3	80.3
Rent cost of revenue	2.1	2.1	2.3
General and administrative	2.8	3.0	3.1
Litigation settlement costs, (net of recoveries)	—	(0.5)	6.5
Depreciation and amortization	2.9	2.9	3.1
Goodwill impairment charge	—	31.1	—
	91.6	118.9	95.3
Other (expenses) income:
Interest expense	(4.3)	(4.5)	(4.5)
Interest income	0.1	0.1	0.1
Equity in earnings of joint venture	0.2	0.2	0.3
Other (expense) income	—	(0.1)	0.3
Debt retirement costs	(0.5)	—	(0.9)
Total other (expenses) income, net	(4.5)	(4.3)	(4.7)
Income (loss) before provision for income taxes	3.9	(23.2)	—
Provision for income taxes	1.4	0.3	0.2
Net income (loss)	2.5	(23.5)	(0.2)
EBITDA(1)	11.1%	(15.8)%	7.5%
Adjusted EBITDA(1)	11.6%	15.0%	14.7%
EBITDAR(2)	13.2%	(13.7)%	9.8%
Adjusted EBITDAR(2)	13.7%	17.1%	17.0%
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

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenue. Revenue increased $4.2 million, or 0.5%, to $872.6 million in 2012 from $868.4 million in 2011.
Long Term Care Service

	Year Ended December 31,
	2012		2011		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$629.6	72.2%	$661.4	76.2%	$(31.8)	(4.8)%
Assisted living facilities	28.0	3.2	27.6	3.2	0.4	1.4
Administration of third party facilities	0.8	0.1	1.1	0.1	(0.3)	(27.3)
Leased facility revenue	3.1	0.4%	$2.2	0.2	$0.9	40.9%
Total long-term care services	$661.5	75.8%	$692.3	79.7%	$(30.8)	(4.4)%

Skilled nursing facilities revenue decreased by $31.8 million in 2012 as compared to 2011. Revenue decreased by $23.4 million for skilled nursing facilities operated for all of 2011 and 2012 as a result of a decrease in the weighted average per patient day ("PPD") rate of $9.26 causing a $24.6 million decrease, offset by a $1.2 million increase due to an increase in patient days in 2012. The decrease in PPD rates was the result of the Medicare rate cut discussed below, a decrease in our skilled mix, and a shift from Medicare days to Managed Medicare days as more seniors elect Medicare Advantage. Additionally, there was an increase of $0.9 million in revenue from our commencement of operations at the Rehabilitation Center of Omaha in April 2011 offset by a $8.6 million decrease in revenue from the transfer of operation of five skilled nursing facilities in northern California to an unaffiliated third party operator in April 2011.
Our average daily Part A Medicare rate decreased 8.2% to $512 in the year ended December 31, 2012 from $558 in the year ended December 31, 2011, primarily due to the decrease of our skilled nursing Medicare rates by 11.1%, effective October 1, 2011 partially offset by a 1.7% Medicare rate increase effective October 1, 2012. Our average daily Medicaid rate increased 3.9% to $160 per day in the year ended December 31, 2012 from $154 per day in the year ended December 31, 2011. However, the increase in Medicaid rates were substantially offset by increases in the state provider taxes which are recorded in cost of services. The increase of $0.4 million at our assisted living facilities in the year ended December 31, 2012 as compared to the year ended December 31, 2011 was due to the July 2011 acquisition of Vintage Park at San Martin in Las Vegas, Nevada. The increase of $0.9 million in leased facility revenue was due to the five facilities in northern California being leased for all of 2012 and for only nine months of 2011.
Therapy Services

	Year Ended December 31,
	2012		2011		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$166.3	19.1%	$157.1	18.1%	$9.2	5.9%
Intersegment eliminations of services related to affiliated entities	(61.9)	(7.1)	(64.3)	(7.4)	2.3	(3.6)
Total therapy services	$104.4	12.0%	$92.8	10.7%	$11.6	12.5%

Third party rehabilitation therapy services revenue increased $11.6 million in 2012 compared to 2011. Revenue increased $3.3 million for facilities serviced for all of 2012 and 2011. Of the increase in revenue, $5.9 million was due to a net increase of 10 third-party facilities since the year ended December 31, 2011. The Medicare Part B therapy cap exception requirements that went into effect on October 1, 2012 negatively impacted our therapy business in the fourth quarter of 2012 and will continue to have a negative impact in 2013. The MPPR for outpatient therapy included in the American Taxpayer Relief Act of 2012 goes into effect April 1, 2013 and will also have a negative impact on our therapy business. We expect this will be partially offset by Medicare Part B rate increases effective January 1, 2013. We expect a net negative impact to earnings of $1.0 million to $2.0 million in 2013.
Hospice and Home Health Services

	Year Ended December 31,
	2012		2011		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$80.3	9.2%	$65.5	7.5%	$14.8	22.6%
Home Health	26.4	3.0	17.8	2.1	8.6	48.2
Total hospice & home health services	$106.7	12.2%	$83.3	9.6%	$23.4	28.1%
Hospice and home health services revenue increased $23.4 million in the year ended December 31, 2012 as compared to the year ended December 31, 2011. Hospice revenue increased $10.2 million due to the acquisition of Cornerstone and $4.6 million for hospice business operated for all twelve months ended December 31, 2012 and 2011. Of the $4.6 million same store hospice revenue increase, $5.6 million was due to an increase in average daily census offset by a $1.0 million decrease due to a $2.6 decrease in the weighted average PPD rate. The decrease in the weighted average PPD rate was due to $3.1 million of net hospice cap reserves recorded in 2012 at our agencies that we operated for all of 2011 and 2012. We recorded an additional $1.0 million of hospice cap reserves associated with our Arizona Cornerstone Hospice agency in 2012.

Home health business revenue increased $8.6 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Of the $8.6 million, $2.1 million was from the home health agencies operated for all of both periods and $3.5 million increase from an increase in episodes, offset by a $1.3 million decrease due to a decrease in average rate per episodes. The decrease in rate per episode was primarily due to a decrease in Medicare reimbursement rates and additional decreases in commercial insurance and other payor sources. The remaining $6.4 million increase in home health was due to acquisitions.
Cost of Services Expenses.
Our cost of services expenses increased by $33.7 million, or 4.8%, to $731.0 million, or 83.8% of revenue, in 2012, from $697.3 million, or 80.3% of revenue, in 2011. The increase in cost of services as a percentage of revenue is primarily due to the impact of the Medicare rate cut and decrease in our skilled mix at our long-term care reporting unit as previously discussed.
Long Term Care Services

	Year Ended December 31,
	2012		2011		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$512.3	81.4%	$516.3	78.1%	$(4.0)	(0.8)%
Assisted living facilities	19.7	70.4%	19.8	71.7%	(0.1)	(0.5)%
Operations support	21.5	n/a	23.5	n/a	(2.0)	(8.5)%
Total long-term care services	$553.5	83.7%	$559.6	80.8%	$(6.1)	(1.1)%

Cost of services at our skilled nursing facilities decreased by $4.0 million in 2012 compared to 2011. The decrease was primarily due to a decrease of $7.0 million in expenses resulting from the transfer of operations of the five skilled nursing facilities in northern California to an unaffiliated third party operator in April 2011, offset by $0.8 million of additional expenses due to the acquisition of a leasehold interest by the Rehabilitation Center of Omaha in April 2011 and a $2.1 million resulting from operating costs increasing at facilities acquired or developed prior to January 1, 2011. Of the $2.1 million increase at facilities acquired or developed prior to January 1, 2011, labor costs increased $5.7 million, offset by decreases in rehabilitation and ancillary costs of $3.3 million and insurance costs of $2.1 million. Other cost increases, including provider taxes, made up the difference. Cost of services at our assisted living facilities decreased $0.1 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The cost of services for our regional operations support decreased $2.0 million for year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to a decrease in personnel costs and a decrease in purchased services.
Therapy Services

	Year Ended December 31,
	2012			2011			Increase/(Decrease)
	Revenue Dollars (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Revenue Dollars (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$166.3	$153.5	92.3%	$157.1	$138.9	88.4%	$14.6	10.5%
Total therapy services	$166.3	$153.5	92.3%	$157.1	$138.9	88.4%	$14.6	10.5%

Rehabilitation therapy costs as a percentage of revenue increased primarily due to Medicare program changes to group therapy, which has resulted in less efficient modes of treatment by licensed therapists. CMS rulemaking for its fiscal year 2012, which began October 1, 2011, effectively creates a financial disincentive for providing group therapy treatments in contrast to its policies that promoted such efficiencies in prior fiscal years. CMS also made changes effective October 1, 2011, that require additional therapy time to provide more frequent assessments of the patients we treat. We expect these two factors will continue to negatively impact the margins of the therapy business in future periods. Though these factors have increased our operating costs we have seen improvement in our rehabilitation therapy costs as a percentage of revenue as the result of increased productivity efficiencies gained through using technology to reduce the time that therapists must spend on administrative tasks.
Hospice and Home Health Services

	Year Ended December 31,
	2012		2011		Increase/(Decrease)
	Cost of Service Dollars	Revenue Percentage	Cost of Service Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$64.5	80.3%	48.5	74.0%	$16.0	33.0%
Home Health	23.9	90.5	16.6	93.2%	7.3	44.0
Total hospice & home health services	$88.4	82.8%	$65.1	78.2%	$23.3	35.8%

Cost of services related to our hospice business increased $16.0 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The change was primarily due to an increase of $7.6 million due to the acquisition of Cornerstone and $8.4 million of additional expenses at our existing hospice business. These additional operating expenses resulted from $6.0 million increase in labor costs, which represented an increase of 8.8% on a PPD basis. Expenses also increased as a percentage of revenue due to the previously discussed hospice cap reserves recorded in 2012.
Cost of services for our home health business increased $7.3 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase was due to an increase of $2.1 million of additional expenses at our existing home health agencies and $5.3 million was due to acquisitions.
Rent Cost of Revenue. Rent cost of revenue increased by $0.1 million, or 0.6%, to $18.5 million, or 2.1% of revenue, in 2012 from $18.4 million, or 2.1% of revenue, in 2011.
General and Administrative Services Expenses. Our general and administrative services expenses decreased by $1.5 million, or 5.8%, to $24.2 million, or 2.8% of revenue, in 2012 from $25.7 million, or 3.0% of revenue, in 2011. The decrease was primarily a result of a decrease in incentive compensation expense. Also in 2011 we incurred $0.7 million related to the exploration of strategic alternatives with no similar expense in 2012.
Litigation Settlement Costs, net of Recoveries. Litigation settlement expense, net of recoveries for the year ended December 31, 2011 represented primarily insurance recoveries of $4.5 million related to the $53.5 million in litigation settlement expense that we recorded during the year ended December 31, 2010. There was no comparable benefit recorded in the year ended December 31, 2012.
Depreciation and Amortization. Depreciation and amortization increased by $0.2 million, or 0.7%, to $25.4 million in 2012 from $25.2 million in 2011.
Impairment of Long-Lived Assets. We recorded a goodwill impairment charge of $267.5 million and a $3.0 million impairment charge related to a long-lived asset for the year ended 2011. There was no comparable charge recorded for the year ended December 31, 2012.
Interest Expense. Interest expense decreased by $1.2 million, or 3.2%, to $37.8 million in 2012 from $39.0 million in 2011. A reduction in average debt of $30.2 million led to a reduction in interest expense of $2.0 million. This was offset by an increase in the weighted average interest rate on our debt which accounted for the difference.
Interest Income. Interest income decreased by $0.2 million to $0.5 million in 2012 from $0.7 million in 2011 due to a decrease in average outstanding notes receivable.
Equity in Earnings of Joint Venture. Equity earnings of our joint venture decreased by 0.4% to $1.9 million, or 0.2% of revenue, in 2012 from $2.0 million, or 0.2% of revenue, in 2011.
Debt Retirement Cost. Debt retirement cost of $4.1 million for the year ended December 31, 2012 was due to the expensing of fees paid in connection with refinancing and existing deferred financing fees associated with the redemption of the 2014 Notes in May 2012 and the $100 million expansion of our term debt.

Provision for Income Taxes. Our provision for income taxes in 2012 was $12.4 million, or 36.5% of pre-tax income from continuing operations, as compared to $3.0 million, or 1.5% of pre-tax income from continuing operations in 2011. The change in effective tax rate in 2012 compared to 2011 was primarily due to the goodwill impairment charge recorded in 2011, most of which was not deductible for income tax purposes.
EBITDA. EBITDA increased by $234.2 million to a gain of $96.7 million in 2012 from a loss of $137.5 million in 2011. The $234.2 million increase was primarily related to the $270.5 million impairment charge in 2011.
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Revenue. Revenue increased $49.5 million, or 6.0%, to $868.4 million in 2011 from $819.0 million in 2010.
Long Term Care Service

	Year Ended December 31,
	2011		2010		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$661.4	76.2%	$666.4	81.5%	$(5.0)	(0.8)%
Assisted living facilities	27.6	3.2	25.6	3.1	2.0	7.8
Administration of third party facilities	1.1	0.1	1.1	0.1	—	—
Leased facility revenue	2.2	0.2%	$—	—	$2.2	n/a
Total long-term care services	$692.3	79.7%	$693.1	84.6%	$(0.8)	(0.1)%

Skilled nursing facilities revenue decreased by $5.0 million in 2011 as compared to 2010. Revenue increased by $19.4 million for skilled nursing facilities operated for all of 2010 and 2011, as a result of a $23.7 million increase to a higher weighted average PPD rate, offset by a $4.3 million decrease due to a decline in occupancy rates, which occurred primarily at our Texas facilities. Additionally, there were increases of $6.6 million from the opening of the Fort Worth Center of Rehabilitation in June 2010 and $2.4 million from the acquisition of a lease by Rehabilitation Center of Omaha in April 2011, offset by a decreases of $10.6 million of revenue from the sale of Westside Campus of Care in December 2010 and $22.4 million from the transfer of operations of five skilled nursing facilities in northern California to an unaffiliated third party operator in April 2011. The reduction in revenue related to the transfer of operations of the five skilled nursing facilities was $20.2 million net of the $2.2 million of lease revenue that we received as a result of leasing the facilities to the third party operator. Skilled mix increased to 23.2% in 2011 from 22.7% in 2010. While skilled mix increased in 2011 as compared to 2010, we experienced an increase in our managed care patient days and a decrease in Medicare patient days as more seniors elected managed Medicare. Our managed care PPD rates are lower than our Medicare PPD rates and our managed care patients historically have had a shorter length of stay than our Medicare patients. Our average daily Part A Medicare rate increased 8.3% to $558 in 2011 from $515 in 2010, primarily due to the October 2010 implementation of RUGs IV. Our skilled nursing Medicare rates were decreased by 11.1% effective October 1, 2011 which has negatively impacted our skilled nursing revenues in the last quarter of 2011 and will continue to negatively impact our skilled nursing revenues in 2012 as compared to 2011. Our average daily Medicaid rate increased 2.0% to $154 in 2011 from $151 per day in 2010, primarily due to increased Medicaid rates in California, Kansas and New Mexico. These increases in Medicaid rates were substantially offset by increases in the provider taxes in those states. We expect overall Medicaid rates for the states we operate in to stay flat for the states' fiscal 2012 as compared to their fiscal 2011. While same store admission volume has increased, we have experienced a decrease in our patients' average length of stay. We believe this to be primarily attributable to acuity and the economic factors affecting our business and the additional options patients have to return home.

Of the $2.0 million increase at our assisted living facilities, $1.4 million was from assisted living facilities that operated for all of 2010 and 2011. Our revenue related to the administration of third party facilities remained consistent at $1.1 million in 2011 and 2010.
Therapy Services

	Year Ended December 31,
	2011		2010		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$157.1	18.1%	$141.1	17.2%	$16.0	11.3%
Intersegment eliminations of services related to affiliated entities	(64.3)	(7.4)	(67.0)	(8.2)	2.7	(4.0)
Total therapy services	$92.8	10.7%	$74.1	9.0%	$18.7	25.2%

Third party rehabilitation therapy services revenue increased $18.7 million in 2011 compared to 2010. Revenue increased $4.0 million at third party facilities serviced for all of 2011 and 2010, primarily as a result of the negotiated rate increase.
Revenue increased by $11.1 million from facilities for which service began since the beginning of 2010. The remainder of the difference is from facilities that used to be operated by our affiliates that have since been sold or leased to third party operators and are still serviced by Hallmark.
Hospice and Home Health Services

	Year Ended December 31,
	2011		2010		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$65.5	7.5%	41.2	5.0%	24.3	59.0%
Home Health	17.8	2.1	10.5	1.3	7.3	69.5
Total hospice & home health services	$83.3	9.6%	$51.7	6.3%	$31.6	61.1%

Hospice and home health services revenue increased in 2011 compared to 2010, as a result of our completion of the Hospice/Home Health Acquisition in May 2010 and from an increase in the ADC of our hospice businesses, which increased from 955 in 2010 to 1,269 in 2011.

Cost of Services Expenses. Our cost of services expenses increased by $39.8 million, or 6.1%, to $697.3 million , or 80.1% of revenue, in 2011 , from $657.5 million , or 80.3% of revenue, in 2010.
Long Term Care Services

	Year Ended December 31,
	2011		2010		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$516.3	78.1%	$519.3	77.9%	$(3.0)	(0.6)%
Assisted living facilities	19.8	71.7%	18.0	70.3%	1.8	10.0%
Operations support	23.5	n/a	23.6	n/a	(0.1)	(0.4)%
Total long-term care services	$559.6	80.8%	$560.9	80.9%	$(1.3)	(0.2)%

Cost of services expenses at our skilled nursing facilities decreased by $3.0 million in 2011 compared to 2010. The change was substantially due to $4.9 million of additional expenses related to the Fort Worth Center of Rehabilitation which opened June 2010, $2.2 million of additional expenses due to the acquisition of a lease by the Rehabilitation Center of Omaha in April 2011, and $14.9 million of additional expenses from operating costs increasing at facilities acquired or developed prior to January 1, 2010. This $14.9 million increase resulted from an increase in operating costs of $6.91 PPD, or 3.8%, to $190.59 PPD in 2011 from $183.68 in 2010. The increase in cost of services expenses was offset by a decrease of $8.5 million of expenses due to the sale of Westside Campus of Care in December 2010 and a decrease of $17.4 million due to the transfer of operations of five skilled nursing facilities in northern California to an unaffiliated third party operator in April 2011. The $14.9 million increase in operating costs resulted from a $7.1 million increase in labor costs, which represented an increase of $3.40, or 3.2%, on a PPD basis. The increase in labor costs is attributable to an increase in personnel as well as salary and hourly wage increases. Additionally, the increase in operating costs resulted from a $3.8 million increase in taxes and licenses, which was primarily due to an increase in provider taxes, $1.7 million increase in expenses related to food and supplies, $1.7 million in expenses related to purchased services and $1.4 million increase in expenses related to pharmacy. In 2012, we expect pharmacy expenses to increase approximately $1.2 million resulting in a 3.0% increase in PPD. The increase in operating costs were offset by a decrease of approximately $0.8 million in insurance, bad debt, and other operating expenses. Cost of services expenses at our assisted living facilities increased $1.8 million in 2011 compared to 2010, $1.2 million of which was at assisted living facilities that operated for all 2010 and 2011.

Therapy Services

	Year Ended December 31,
	2011			2010			Increase/(Decrease)
	Revenue Dollars (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Revenue Dollars (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$157.1	$138.9	88.4%	$141.1	$121.9	86.4%	$17.0	13.9%
Total therapy services	$157.1	$138.9	88.4%	$141.1	$121.9	86.4%	$17.0	13.9%

Rehabilitation therapy costs as a percentage of revenue increased primarily due to Medicare program changes related to concurrent therapy effective October 1, 2010, which has resulted in less efficient modes of treatment by licensed therapists. This, along with the loss of the ability to utilize rehabilitation aides to provide supervised treatments, created an increase in the demand for therapists which increased labor costs. As a result, labor and benefit costs per minute of service increased more than revenue per minute of service in 2011. These changes to providing concurrent therapy services created a more challenging operating environment and resulted in lower productivity in 2011 as compared to 2010. The negative impact to productivity from the concurrent therapy change was partially offset by third party customer rate increases and increasing group therapy treatments and an increase in volumes at both affiliated and non-affiliated facilities. However, CMS rulemaking effective for its fiscal year 2012 (which began October 1, 2011) effectively created a financial penalty for providing group therapy treatments in contrast to its policy which promoted such efficiencies in prior fiscal years. CMS also made changes effective October 1, 2011 which require additional therapy time to provide more frequent assessments of the patients we treat. These two factors have negatively impacted the margins of the therapy business during the fourth quarter of 2011 and will continue to have a negative impact to operating margins in future periods.
Hospice and Home Health Services

	Year Ended December 31,
	2011		2010		Increase/(Decrease)
	Cost of Service Dollars	Revenue Percentage	Cost of Service Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$48.5	74.0%	33.4	81.1%	$15.1	45.2%
Home Health	16.6	93.2	9.1	86.7%	7.5	82.4
Total hospice & home health services	$65.1	78.2%	$42.5	82.2%	$22.6	53.2%

The increase in hospice and home health cost of services was primarily a result of our completion of the Hospice/Home Health Acquisition in May 2010 and the addition of hospice and home health facilities acquired in 2011. Cost of services as a percentage of revenue improved as the acquired hospice companies have higher operating margins than our legacy hospice operations, as well as from improved census in our legacy operations, which leveraged fixed overhead costs.
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
Provision for Income Taxes. Our provision for income taxes in 2011 was $3.0 million, or 1.5% of pre-tax loss from continuing operations, as compared to $2.0 million, or 1,287.1% of pre-tax income from continuing operations in 2010. The change in effective tax rate in 2011 compared to 2010 was primarily due to the goodwill impairment charge recorded in 2011, most of which was not deductible for income tax purposes.
Loss from Continuing Operations. Loss from continuing operations increased by $202.2 million to a loss of $204.0 million in 2011 from a loss from continuing operations of $1.8 million in 2010. The $202.2 million increase was related primarily to $270.5 million charge for impairment of long lived assets, $39.8 million increase in cost of services, and $2.0 million increase in interest expense, offset by an increase of $49.5 million in revenue, decrease in litigation settlement cost, net of recoveries, of $58.0 million, and $7.0 million decrease in debt retirement costs, all discussed above.
EBITDA. EBITDA decreased by $198.8 million to a loss of $137.5 million in 2011 from $61.3 million in 2010. The $198.8 million decrease was primarily related to the $270.5 million impairment of long-lived assets offset by the $58.0 million decrease in litigation settlement cost, net of recoveries and $7.0 million decrease in debt retirement costs, all discussed above.
Quarterly Data
The following is a summary of our unaudited quarterly results from operations for each of the years ended December 31, 2012 and 2011.

	Three Months Ended,
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenue	$219,212	$216,623	$217,375	$219,413	$214,086	$216,824	$215,243	$222,280
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	185,385	182,243	180,215	183,131	177,021	173,548	171,249	175,461
Rent cost of revenue	4,773	4,639	4,539	4,556	4,869	4,413	4,547	4,570
General and administrative	5,701	6,021	6,427	6,100	6,177	5,423	7,237	6,893
Litigation settlement costs (net of recoveries)	—	—	—	—	—	(4,488)	—	—
Depreciation and amortization	6,276	6,258	6,591	6,275	6,193	6,459	6,432	6,145
Impairment of long-lived assets	—	—	—	—	—	270,478	—	—
	202,135	199,161	197,772	200,062	194,260	455,833	189,465	193,069
Other income (expenses):
Interest expense	(8,884)	(8,790)	(10,521)	(9,565)	(9,675)	(9,711)	(9,662)	(9,946)
Interest income	110	125	132	145	161	170	208	175
Other (expense) income	(52)	(57)	106	(29)	(22)	(123)	(30)	(324)
Equity in earnings of joint venture	526	461	490	471	372	472	557	554
Debt retirement costs	—	(168)	(3,958)	—	—	—	—	—
Total other expenses, net	(8,300)	(8,429)	(13,751)	(8,978)	(9,164)	(9,192)	(8,927)	(9,541)
Income (loss) before provision (benefit) for income taxes	8,777	9,033	5,852	10,373	10,662	(248,201)	16,851	19,670
Provision (benefit) for income taxes	3,082	2,965	2,355	4,036	3,936	(15,387)	6,467	8,009
Net income (loss)	$5,695	$6,068	$3,497	$6,337	$6,726	$(232,814)	$10,384	$11,661
Earnings (loss) per share, basic:
Earnings (loss) per share	$0.15	$0.16	$0.09	$0.17	$0.18	$(6.26)	$0.28	$0.31
Earnings (loss) per share, diluted:
Earnings (loss) per share	$0.15	$0.16	$0.09	$0.17	$0.18	$(6.26)	$0.28	$0.31
Weighted-average common shares outstanding, basic	37,437	37,431	37,400	37,285	37,179	37,164	37,154	37,079
Weighted-average common shares outstanding, diluted	37,543	37,503	37,497	37,407	37,285	37,164	37,354	37,326

Liquidity and Capital Resources
The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Twelve Months Ended December 31,
	2012	2011	2010
Cash Flows from Continuing Operations
Net cash provided by operating activities	$42,676	$99,380	$35,391
Net cash used in investing activities	(19,525)	(39,917)	(76,405)
Net cash (used in) provided by financing activities	(37,165)	(47,638)	41,678
Net (decrease) increase in cash and equivalents	(14,014)	11,825	664
Cash and cash equivalents at beginning of period	16,017	4,192	3,528
Cash and cash equivalents at end of period	$2,003	$16,017	$4,192
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

Years Ended December 31, 2012 and 2011
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, provision for doubtful accounts, stock-based compensation, and goodwill impairment change, as well as the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2012 was $42.7 million and consisted of net income of $21.6 million, positive non-cash items of $49.0 million, and negative working capital and other activities of $28.0 million. The non-cash items consisted primarily of depreciation and amortization of $25.4 million. Working capital and other activities primarily consisted of an increase in accounts receivable of $15.3 million, a decrease in insurance liability risks of $1.6 million, and an increase in accounts payable and accrued liabilities of $10.1 million. The increase in accounts receivable after considering the provision for doubtful accounts was $7.5 million. Days sales outstanding ("DSO") increased from 42.4 for the three months ended December 31, 2011 to 44.5 for the three months ended December 31, 2012. The increase in DSO was due to the relative increase of managed care and other revenue which have a higher DSO relative to the Medicare revenue as well as licensure issues causing delays in collections for our general inpatient hospice unit that opened in 2012.
Investing activities used $19.5 million in 2012, as compared to $39.9 million in 2011. The primary use of funds in 2012 consisted of $1.1 million of cash consideration paid for acquisition of healthcare facilities and businesses and capital expenditures of $19.5 million offset by the cash proceeds of $1.1 million received from a sale of equipment.
Net cash used in financing activities was $37.2 million in 2012, as compared to net cash used in financing activities of $47.6 million in 2011. In 2012, net cash used in financing activities primarily reflects our borrowings under our line of credit net of repayment of $35.0 million as well as scheduled and voluntary repayment of long-term debt of $165.4 million as we paid off our 2014 Notes with a $100.0 million expansion of our term debt and a draw on our revolving credit facility.
Years Ended December 31, 2011 and 2010
Net cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items including depreciation and amortization, provision for doubtful accounts, stock-based compensation, and goodwill impairment change, as well as the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2011 was $99.4 million and consisted of net loss of $204.0 million, offset by adjustments for non-cash items of $299.8 million and $3.6 million provided by working capital and other activities. The majority of the $299.8 million of non-cash items was the result of the $270.5 million impairment of long-lived assets charge. Working capital and other activities primarily consisted of an increase in accounts receivable of $9.3 million and a decrease in insurance liability risks of $1.5 million offset by a $3.3 million increase of payments in notes receivable, $7.0 million decrease in other current and non-current assets, increase in accounts payable and accrued liabilities of $1.8 million, increase in employee compensation and benefits of $1.4 million and $1.0 million increase in other long-term liabilities. The increase in accounts receivable after considering the provision for doubtful accounts was $1.0 million. DSO increased from 41.2 for the three months ended December 31, 2010 to 42.4 for the three months ended December 31, 2011.

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
We are significantly leveraged. As of December 31, 2012, we had $449.0 million in aggregate indebtedness outstanding, consisting of a $408.6 million first lien senior secured term loan (net of the unamortized portion of the original issue discount of $3.0 million), $35.0 million outstanding under our revolving credit facility, and other debt of approximately $5.4 million. Furthermore, we had $3.9 million in outstanding letters of credit against our $100.0 million revolving credit facility, leaving approximately $61.1 million of additional borrowing capacity under our "senior secured credit facility" as of December 31, 2012. Substantially all of our subsidiaries guarantee the first lien senior secured term loan and our revolving credit facility. For 2012, 2011, and 2010, our interest expense, net of interest income, was $37.2 million, $38.3 million, and $36.1 million, respectively. For 2012 and 2011, we had no capitalized interest expense compared to $0.3 million in 2010, related to new facilities that were developed.
If our remaining ability to borrow under our revolving credit facility is insufficient for our capital requirements, we will be required to seek additional sources of financing, including issuing equity, which may be dilutive to our current stockholders, or incurring additional debt. Our ability to incur additional debt is subject to the restrictions in our senior secured credit facility. We cannot assure you that the restrictions contained in the senior secured credit facility will permit us to borrow the funds that we need to finance our operations, or that additional debt will be available to us on commercially reasonable terms or at all. If we are unable to obtain funds sufficient to finance our capital requirements, we may have to forego opportunities to expand our business, including the acquisition of additional facilities or agencies.

Term Loan and Revolving Loan
On April 9, 2010, we entered into an up to $360.0 million term loan and a $100.0 million revolving credit facility (the "Prior Credit Agreement") that replaced the senior secured term loan and revolving credit facility that were set to mature in June 2012. On April 12, 2012, we entered into an Amendment and Restatement and Additional Term Loan Assumption Agreement (“Restated Credit Agreement”) that amended and restated the Prior Credit Agreement and pursuant to which, among other things, the size of the Company's existing senior secured term loan was increased by $100.0 million (hereinafter referred to as the incremental senior secured term loan). We refer to the senior secured term loan and revolving credit facility provided under the Restated Credit Agreement as our senior secured credit facility.
The incremental senior secured term loan bears interest, at our option, at the London Interbank Offered Rate ("LIBOR") (subject to a floor of 1.50%) plus a margin of 5.25% or the prime rate (subject to a floor of 2.50%) plus a margin of 4.25%. As part of the refinancing, the interest rate on the existing senior secured term loan was amended to match the interest rate of the incremental senior secured term loan. The interest rate on the existing revolving credit facility was also amended to be, at our option, LIBOR plus a margin of between 4.25% and 4.50% (based upon consolidated senior leverage) or the prime rate plus a margin of between 3.25% and 3.50% (based upon consolidated senior leverage). There is no longer a LIBOR or prime rate floor with respect to the revolving credit facility. Pursuant to the Restated Credit Agreement, the quarterly term loan amortization payments increased to $2.6 million, beginning June 30, 2012, compared to $0.9 million under the Prior Credit Agreement. Additionally, the maximum portion of the annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement) to be applied to term debt reductions increased to 75% from 50%, subject to stepdowns to 50% and 25% based on consolidated leverage. We do not expect to have a Consolidated Excess Cash Flow payment for 2012.
We also increased our ability to refinance a portion of the credit facility with U.S. Department of Housing and Urban Development ("HUD") insured debt up to $250.0 million, subject to certain credit facility covenants. We have received the formal portfolio conditional credit approval from HUD for up to an aggregate of $460.0 million in HUD insured loans secured by up to 78 facilities under HUD's Section 232 loan program, which provides loans for nursing homes, assisted living and related facilities. However, HUD has informed us that it will not process or underwrite any HUD insured loans until such time as the BMFEA matter (which is described in Note 13, "Commitments and Contingencies" to the consolidated financial statements included elsewhere in this report) is resolved to HUD's satisfaction. There can be no assurance whether or when such resolution might be obtained. Any HUD insured borrowings beyond $250.0 million would necessitate either refinancing the senior secured credit facility in full or otherwise seeking a waiver or amendment from the senior secured lenders. We have not yet determined the amount of borrowings we will ultimately seek under the HUD insured loan program, and all loan applications will be subject to further review and approval by HUD. Furthermore, there can be no assurance that we will ultimately be approved for and close any HUD insured loans, what the timing of any approvals or closings would be, or what the interest rates on any HUD insured loans would be. The HUD approval process is subject to a number of contingencies, many of which are out of our control including the satisfactory resolution of the BMFEA matter as discussed above. The Restated Credit Agreement requires that all of the net proceeds from any HUD insured loans be used to pay down the term portion of the senior secured credit facility.
We expensed fees paid in connection with the refinancing of the Prior Credit Agreement in the amount of $2.0 million in conjunction with the amended senior secured credit facility. Substantially all of our assets are pledged as collateral under the senior secured credit facility. Amounts borrowed under the senior secured term loan may be prepaid at any time without penalty, except for LIBOR breakage costs. Commitments under the revolving credit facility terminate on April 9, 2015. The senior secured term loan matures on April 9, 2016.
We have the right to increase our borrowings under the revolving credit facility up to an aggregate amount of $150.0 million provided that we are in compliance with the Restated Credit Agreement, that the additional debt would not cause any covenant violation of the Restated Credit Agreement, and that existing or new lenders within the Restated Credit Agreement agree to increase their commitments. To reduce the risk related to interest rate fluctuations, the Prior Credit Agreement required us to enter into, and the Restated Credit Agreement requires us to continue to maintain, an interest rate swap, cap or similar agreement to effectively fix or cap the interest rate on 40% of its funded long-term debt within three months of the April 2010 commencement of the senior secured credit facility. We entered into two interest rate hedge transactions, as described in Note 4 - "Fair Value Measurements," in order to comply with this requirement.
We must maintain compliance with certain financial covenants measured on a quarterly basis, including an interest coverage minimum ratio as well as a total leverage maximum ratio.
The covenants also include certain limitations, including the incurrence of additional indebtedness, liens, investments in other businesses, annual capital expenditures. Furthermore, we must permanently reduce the principal amount of debt outstanding by applying the proceeds from any asset sale, insurance or condemnation payments, additional indebtedness or equity securities issuances, and 25% to 50% of excess cash flows from operations based on the leverage ratio then in effect. We believe that we were in compliance with our debt covenants as of December 31, 2012. As of December 31, 2012, our fixed charge coverage ratio (defined as our adjusted EBITDA less capital expenditures divided by our cash interest expense) was 2.5 and our leverage ratio (defined as our total outstanding debt divided by our adjusted EBITDA) was 4.2 compared to thresholds of greater than 1.75 and less than 4.75, respectively.

Senior Subordinated Notes
On May 12, 2012, we redeemed the entire $130.0 million outstanding principal amount plus all accrued but unpaid interest, of the 2014 Notes. The proceeds from the incremental senior secured term loan (as well as a draw on the revolving portion of the senior secured credit facility) were used to fund the redemption of the outstanding 2014 Notes at par plus accrued interest. In addition, the Company expensed unamortized deferred financing fees and original issue discount in the amount of $1.9 million in conjunction with the redemption of the 2014 Notes.
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
Capital Expenditures
We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to approximately $1,500 per bed annually. In addition, we are continuing with the expansion of our Express Recovery™ units. These units cost, on average, between $0.4 million and $0.6 million each. We completed one Express Recovery™ unit in fiscal year 2012.
We anticipate that we will have capital expenditures in 2013 of approximately $20.0 million to $23.0 million. We will continue to assess our capital spending plans on an ongoing basis.
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
We estimate our self-insured general and professional liability reserves on a quarterly basis and our self-insured workers' compensation reserve on a semiannual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry's loss history. Based upon these analyses, at December 31, 2012, we had reserved $16.3 million net of $3.8 million in insurance recoveries for known or unknown or potential self-insured general and professional liability claims and $16.2 million for self-insured workers' compensation claims. Of these reserves, we estimate that a total of $9.3 million, consisting of approximately $5.6 million for self-insured general and professional liability claims based on historical experience and current claims activity and $3.7 million for self-insured workers' compensation claims, will be payable within 12 months; however, there are no set payment schedules and there can be no assurance that the payment amount in the next 12 months will not be significantly larger or smaller. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future general and professional liability or workers' compensation insurance will be available at a reasonable price and that we will not have to further increase our levels of self-insurance.
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

Off Balance Sheet Arrangements
We had outstanding letters of credit of $3.9 million under our $100.0 million revolving credit facility as of December 31, 2012.

Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2012 (in thousands):

	Total	Less Than 1 Yr.	1-3 Yrs.	3-5 Yrs.	More than 5 Yrs.
Long-term debt obligations
Senior secured credit facility(1)	446,600	10,487	55,973	380,140	—
Other long-term debt obligations	5,380	2,852	1,919	394	215
Operating lease obligations(2)	131,375	19,763	35,454	29,917	46,241
	$583,355	$33,102	$93,346	$410,451	$46,456
________________

(1)	Based on implied forward one-month LIBOR rates in the yield curve as of December 31, 2012.

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
The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Months Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed-rate debt	$2,852	$256	1,663	$191	$203	$215	$5,380	$5,380
Average interest rate(1)	3.5%	5.7%	6.0%	6.0%	6.0%	6.0%
Variable-rate debt(2)	$10,487	$10,487	$45,487	$380,140	$—	$—	$446,601	$450,716
Average interest rate(1)	6.8%	6.8%	5.5%	6.8%	—%	—%

(1)	Based on implied forward three-month LIBOR rates in the yield curve as of December 31, 2012.

(2)	Excludes unamortized original issue discount of $3.0 million on our first lien senior secured term loan debt.

For 2012, there was $0.6 million loss recognized from converting from floating rate (one-month LIBOR) to fixed rate for a portion of the interest payments under our long-term debt obligations. As of December 31, 2012, there was $0.3 million of pre-tax unrealized loss included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate hedge transactions as of December 31, 2012 (dollars in thousands):

Loan	Transaction Type	Notional Amount	Trade Date	Effective Date	Maturity/ Termination Date	Year Ended December 31, 2012	Fair Value (Pre-tax)
First Lien	Swap	$70,000	6/30/2010	1/1/2012	6/30/2013	$(566)	$(277)
						$(566)	$(277)

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
Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the framework set forth in the report entitled, "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Report. Based on management’s evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, our independent registered public accounting firm. Ernst & Young's attestation report of our internal control over financial reporting is included in this item under "Report of Independent Registered Public Accounting Firm" and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2012.

Changes in Internal Control Over Financial Reporting
Management determined that, as of December 31, 2012, there were no changes in our internal control over financial reporting that occurred during the last fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Skilled Healthcare Group, Inc.
We have audited Skilled Healthcare Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Skilled Healthcare Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Skilled Healthcare Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Skilled Healthcare Group, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of Skilled Healthcare Group, Inc. and our report dated February 11, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Irvine, California
February 11, 2013

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information to be included in the sections entitled, "Election of Directors” and “Our Executive Officers," respectively, in the Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after December 31, 2012 (the "2013 Proxy Statement") is incorporated herein by reference.
The information to be included in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2013 Proxy Statement is incorporated herein by reference.
The information to be included in the section entitled "Code of Business Conduct and Ethics" in the 2013 Proxy Statement is incorporated herein by reference.
We have filed, as exhibits to this annual report, the certifications of our Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation
The information to be included in the sections entitled “Executive Compensation” and “Directors’ Compensation” in the 2013 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information to be included in the section entitled “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners” in the 2013 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information to be included in the sections entitled “Certain Relationships and Related Transactions,” “Board Independence,” and “Compensation Committee Interlocks and Insider Participation” in the 2013 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information to be included in the section entitled “Independent Registered Public Accounting Firm” in the 2013 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Consolidated Financial Statements and Supplementary Data:
The following consolidated financial statements, and notes thereto, and the related Report of our Independent Registered Public Accounting Firm, are filed as part of this Form 10-K:

2.	Financial Statement Schedule:
The following financial statement schedule is filed as part of this Form 10-K:

Page Number
Schedule II—Valuation Accounts	F-40

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

(c)	Item 601 Exhibits
Reference is hereby made to Item 15(a) of this report, “Exhibits and Financial Statement Schedules—Exhibits.”

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKILLED HEALTHCARE GROUP, INC.

		By	/S/ BOYD HENDRICKSON
Boyd Hendrickson
Chairman of the Board,
Date:	February 11, 2013		Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 11, 2013	By	/S/ BOYD HENDRICKSON
Boyd Hendrickson
Chairman of the Board,
Chief Executive Officer and Director

Date:	February 11, 2013	By	/S/ JOSE LYNCH
Jose Lynch
President, Chief Operating Officer and Director

Date:	February 11, 2013	By	/S/ DEVASIS GHOSE
Devasis Ghose
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

Date:	February 11, 2013	By	/S/ CHRISTOPHER N. FELFE
Christopher N. Felfe
Senior Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer)

Date:	February 11, 2013	By	/S/ ROBERT M. LE BLANC
Robert M. Le Blanc Lead Director

Date:	February 11, 2013	By	/S/ MICHAEL BOXER
Michael Boxer Director

Date:	February 11, 2013	By	/S/ M. BERNARD PUCKETT
M. Bernard Puckett Director

Date:	February 11, 2013	By	/S/ LINDA ROSENSTOCK
Linda Rosenstock Director

Date:	February 11, 2013	By	/S/ GLENN SCHAFER
Glenn Schafer Director

Date:	February 11, 2013	By	/S/ WILLIAM SCOTT
William Scott Director

Date:	February 11, 2013	By	/S/ BRUCE YARWOOD
Bruce Yarwood Director

INDEX OF EXHIBITS

Number	Description
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

10.8*	Employment Agreement, dated as of November 30, 2007, by and between Skilled Healthcare LLC and Devasis Ghose.
10.9*	Amended and Restated Skilled Healthcare Group, Inc. 2007 Incentive Award Plan (filed as Appendix A to our Definitive Proxy Statement filed on April 1, 2011, and incorporated herein by reference).
10.10*	Form of Restricted Stock Award Agreement (revised April 2010) (filed as Exhibit 10.2 to our Form 10-Q filed on May 4, 2010, and incorporated herein by reference)
10.11	Class Settlement Agreement and Release, dated as of September 7, 2010 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 8, 2010, and incorporated herein by reference).
10.12
Settlement Agreement and Release with The People of the State of California, by and through Intervenor, the Humboldt County District Attorney's Office, dated as of September 7, 2010 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 8, 2010, and incorporated herein by reference)

10.13*
Employment Agreement, dated as of May 1, 2010, by and between Skilled Healthcare Group, Inc. and Douglas Shane Peck (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 5, 2010, and incorporated herein by reference)

10.14
Stipulation and Order (Case No. DR060264), Superior Court of California, Humboldt County, dated July 15, 2010 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 15, 2010 and incorporated herein by reference)

10.15*
Employment Agreement, dated as of April 1, 2010 by and between Skilled Healthcare, LLC and Matthew Moore, as amended on November 5, 2010 (filed as Exhibit 10.17 to our Annual Report on Form 10-K filed on February 14, 2011, and incorporated herein by reference)

10.16
Lease Amendment, dated October 31, 2011, by and between FPOC, LLC and Skilled Healthcare Group, Inc. “(filed as Exhibit 10.18 to our Annual Report on Form 10-K filed on February 13, 2012, and incorporated herein by reference).

10.17
Amendment and Restatement and Additional Term Loan Assumption Agreement, dated as of April 12, 2012, among us, the subsidiary guarantors listed on the signature pages thereto, the lenders listed on the signature pages thereto, Credit Suisse AG, as administrative agent for the lenders and as collateral agent for the lenders, and J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC, as amendment arrangers, as set forth in the Fourth Amended and Restated Credit Agreement in Exhibit A to such Amendment and Restatement and Additional Term Loan Assumption Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 12, 2012, and incorporated herein by reference).

10.18*	Form of Stock Option Agreement.
10.19*	Form of Restricted Stock Unit Agreement.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Skilled Healthcare Group, Inc.
We have audited the accompanying consolidated balance sheets of Skilled Healthcare Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Skilled Healthcare Group, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Skilled Healthcare Group, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Irvine, California
February 11, 2013

Skilled Healthcare Group, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$2,003	$16,017
Accounts receivable, less allowance for doubtful accounts of $15,646 and $15,238 at December 31, 2012 and December 31, 2011, respectively	107,245	99,764
Deferred income taxes	11,696	11,404
Prepaid expenses	7,569	6,943
Other current assets	10,312	11,402
Total current assets	138,825	145,530
Property and equipment, less accumulated depreciation of $118,141 and $95,954 at December 31, 2012 and December 31, 2011, respectively	370,745	375,502
Leased facility assets, less accumulated depreciation of $3,935 and $3,398 at December 31, 2012 and December 31, 2011, respectively	9,913	10,792
Other assets:
Notes receivable	2,055	5,092
Deferred financing costs, net	6,355	9,837
Goodwill	85,609	84,299
Intangible assets, less accumulated amortization of $4,218 and $7,060 at December 31, 2012 and December 31, 2011, respectively	22,035	22,413
Deferred income taxes	7,362	11,615
Other assets	39,737	32,119
Total other assets	163,153	165,375
Total assets	$682,636	$697,199
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$48,780	$58,713
Employee compensation and benefits	42,185	41,067
Current portion of long-term debt	13,338	4,414
Total current liabilities	104,303	104,194
Long-term liabilities:
Insurance liability risks	27,396	30,567
Other long-term liabilities	15,477	17,773
Long-term debt, less current portion	435,629	471,069
Total liabilities	582,805	623,603
Commitments and contingencies — Note 13
Stockholders’ equity:
Class A common stock, 175,000 shares authorized, $0.001 par value per share; Issued and outstanding - 22,967 and 21,064 at December 31, 2012 and December 31, 2011, respectively	23	21
Class B common stock, 30,000 shares authorized, $0.001 par value per share; Issued and outstanding - 15,576 and 16,937 at December 31, 2012 and December 31, 2011, respectively	16	17
Additional paid-in-capital	376,027	371,753
Accumulated deficit	(276,108)	(297,705)
Accumulated other comprehensive loss	(127)	(490)
Total stockholders’ equity	99,831	73,596
Total liabilities and stockholders’ equity	$682,636	$697,199
The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Net patient service revenue	$869,563	$866,194	$818,962
Leased facility revenue	3,060	2,239	—
	872,623	868,433	818,962
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	730,974	697,279	657,515
Rent cost of revenue	18,507	18,399	19,038
General and administrative	24,249	25,730	25,516
Litigation settlement costs, (net of recoveries)	—	(4,488)	53,505
Depreciation and amortization	25,400	25,229	25,047
Impairment of long-lived assets	—	270,478	—
	799,130	1,032,627	780,621
Other (expenses) income:
Interest expense	(37,760)	(38,994)	(37,021)
Interest income	512	714	947
Other (expense) income, net	(32)	(499)	2,332
Equity in earnings of joint venture	1,948	1,955	2,566
Debt retirement costs	(4,126)	—	(7,010)
Total other (expenses) income, net	(39,458)	(36,824)	(38,186)
Income (loss) before provision for income taxes	34,035	(201,018)	155
Provision for income taxes	12,438	3,025	1,995
Net income (loss)	$21,597	$(204,043)	$(1,840)

Income (loss) per share, basic	$0.58	$(5.49)	$(0.05)
Income (loss) per share, diluted	$0.57	$(5.49)	$(0.05)

Weighted-average common shares outstanding, basic	37,389	37,145	36,988
Weighted-average common shares outstanding, diluted	37,589	37,145	36,988
The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2012	2011	2010

Net income (loss)	$21,597	$(204,043)	$(1,840)
Other comprehensive income (loss):
Unrealized loss on interest rate swap	(42)	(486)	(314)
Investment available for sale	69	—	—
Reclassification adjustments:
Interest expense on interest rate swap	566	—	(65)
Other comprehensive income (loss), before taxes	593	(486)	(379)
Income tax expense (benefit) related to items of other comprehensive income	230	(214)	(121)
Other comprehensive income (loss), net of tax	363	(272)	(258)
Comprehensive income (loss)	$21,960	$(204,315)	$(2,098)

The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	20,334	$20	17,001	$17	$365,126	$(91,822)	$40	$273,381
Net loss	—	—	—	—	—	(1,840)	—	(1,840)
Conversion of class B common stock into class A common stock	7	—	(7)	—	—	—	—	—
Issuance of restricted stock	549	1	—	—	—	—	—	1
Forfeiture of restricted stock	(94)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,549	—	—	3,549
Restricted stock traded to pay tax	(16)	—	—	—	(93)	—	—	(93)
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	—	(258)	(258)
Balance at December 31, 2010	20,780	21	16,994	17	368,582	(93,662)	(218)	274,740
Net loss	—	—	—	—	—	(204,043)	—	(204,043)
Conversion of class B common stock into class A common stock	57	—	(57)	—	—	—	—	—
Issuance of restricted stock	359	—	—	—	—	—	—	—
Forfeiture of restricted stock	(76)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,608	—	—	3,608
Restricted stock traded to pay tax	(59)	—	—	—	(718)	—	—	(718)
Options exercised	3	—	—	—	26	—	—	26
Excess tax benefits from stock-based payment arrangements	—	—	—	—	255	—	—	255
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(272)	(272)
Balance at December 31, 2011	21,064	21	16,937	17	371,753	(297,705)	(490)	73,596
Net income	—	—	—	—	—	21,597	—	21,597
Conversion of class B common stock into class A common stock	1,361	1	(1,361)	(1)	—	—	—	—
Issuance of restricted stock	600	1	—	—	—	—	—	1
Forfeiture of restricted stock	(23)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,750	—	—	4,750
Restricted stock traded to pay tax	(35)	—	—	—	(234)	—	—	(234)
Options exercised	—	—	—	—	—	—	—	—
Excess tax benefits from stock-based payment arrangements	—	—	—	—	(242)	—	—	(242)
Other comprehensive income, net of tax	—	—	—	—	—	—	363	363
Balance at December 31, 2012	22,967	$23	15,576	$16	$376,027	$(276,108)	$(127)	$99,831
The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$21,597	$(204,043)	$(1,840)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,400	25,229	25,047
Provision for doubtful accounts	7,409	7,467	9,617
Non-cash stock-based compensation	4,750	3,608	3,549
Excess tax benefits from stock-based payment arrangements	242	(255)	—
(Gain) loss on disposal of property and equipment	(98)	434	(2,243)
Amortization of deferred financing costs	2,813	3,328	3,892
Deferred income taxes	3,490	(11,086)	(54)
Amortization of discount on debt	906	605	465
Debt retirement costs	4,126	—	6,574
Impairment of long-lived assets	—	270,478	—
Changes in operating assets and liabilities:
Accounts receivable	(15,293)	(9,299)	(14,508)
Payments on notes receivable	3,116	3,314	4,846
Other current and non-current assets	(1,952)	6,964	(8,649)
Accounts payable and accrued liabilities	(10,128)	1,761	3,065
Employee compensation and benefits	1,083	1,366	9,181
Insurance liability risks	(1,637)	(1,531)	(4,390)
Other long-term liabilities	(3,148)	1,040	839
Net cash provided by operating activities	42,676	99,380	35,391
Cash Flows from Investing Activities
Additions to property and equipment	(19,522)	(16,298)	(27,736)
Acquisitions	(1,053)	(24,019)	(45,380)
Cash paid for purchase of previously leased facilities	—	—	(18,035)
Proceeds from sale of property and equipment	1,050	400	14,746
Net cash used in investing activities	(19,525)	(39,917)	(76,405)
Cash Flows from Financing Activities
Borrowings under line of credit	307,000	88,000	174,500
Repayments under line of credit	(272,000)	(114,000)	(220,500)
Repayments of long-term debt	(165,423)	(21,201)	(259,322)
Proceeds from issuance of long-term debt	98,000	—	357,300
Cash paid for financing costs	(4,266)	—	(10,207)
Exercise of stock options	—	26	—
Excess tax benefits from stock-based payment arrangements	(242)	255	—
Taxes paid related to net share settlement of equity awards	(234)	(718)	(93)
Net cash (used in) provided by financing activities	(37,165)	(47,638)	41,678
(Decrease) increase in cash and cash equivalents	(14,014)	11,825	664
Cash and cash equivalents at beginning of period	16,017	4,192	3,528
Cash and cash equivalents at end of period	$2,003	$16,017	$4,192
The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
	2012	2011	2010
Supplemental cash flow information
Cash paid for:
Interest expense	$39,872	$37,790	$29,960
Income taxes, net	$8,733	$4,972	$10,081
Non-cash activities:
Conversion of accounts receivable into notes receivable	$359	$1,529	$4,038
Insurance premium financed	$4,628	$1,123	$1,100
Liabilities issued as consideration for purchase of business	$261	$3,503	$15,030
The accompanying notes are an integral part of these consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Current Business
Skilled Healthcare Group, Inc. ("Skilled") is a holding company that owns subsidiaries that operate long-term care facilities and provide a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated wholly-owned companies are collectively referred to as the "Company." As of December 31, 2012, the Company operated facilities in California, Iowa, Kansas, Missouri, Nevada, Nebraska, New Mexico and Texas, including 74 skilled nursing facilities ("SNFs"), which offer sub-acute care and rehabilitative and specialty healthcare skilled nursing care, and 22 assisted living facilities ("ALFs"), which provide room and board and assistance with activities of daily living. The Company leases five skilled nursing facilities in California to an unaffiliated third party operator. In addition, through its Hallmark Rehabilitation subsidiary ("Hallmark"), the Company provides a variety of rehabilitative services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, as of December 31, 2012, the Company provided hospice care and home health services in Arizona, California, Idaho, Montana, Nevada and New Mexico. The Company also provides private duty care services in Idaho, Montana, and Nevada. The Company has an administrative services company that provides a full complement of administrative and consultative services that allows affiliated operators and third-party facility operators with whom the Company contracts to better focus on delivery of healthcare services. The Company currently has one such service agreement with an unrelated skilled nursing facility operator. The Company is also a member in a joint venture located in Texas that provides institutional pharmacy services, which currently serves eight of the Company's SNFs and other facilities unaffiliated with the Company.
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

2. Correction of Previously Issued Consolidated Financial Statements
During the quarter ended June 30, 2012, the Company identified errors related to certain claims under Medicare Part B for blood glucose testing at certain of the Company's affiliated companies. Although blood glucose tests are routinely ordered by physicians to safely monitor vulnerable patients' blood glucose levels, effective January 1, 2007, CMS redefined the criteria for "medical necessity" before a Medicare claim for such a test is payable. The new criteria specifies the nature of a physician order for the blood glucose test, the frequency of a physician's review of the test results and the frequency of a physician's utilization of the test results in a patient's plan of care or treatments. The documentation and other requirements for Medicare Part B billing of blood glucose testing that took effect in January 2007 significantly limited the number of blood glucose tests that are reimbursable compared to those that were previously reimbursable. The Company's internal policies changed at the time to be consistent with new Medicare regulations. Subsequent to January 1, 2007, a number of the Company's affiliated companies incorrectly continued to bill Medicare under the rules that existed prior to January 1, 2007. The billing errors resulted in a cumulative overstatement of consolidated revenue in the amount of $5.8 million for the period from January 1, 2007 to December 31, 2011. The affiliated companies submitted approximately 30,000 claims related to blood glucose testing in the affected period that were not reimbursable under the revised standard. By August 3, 2012, the Company's affiliates completed the filing of voluntary disclosures with their applicable Medicare Administrative Contractors and refunded all reimbursements that had been collected since January 1, 2007 related to Medicare Part B blood glucose testing.
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

	December 31, 2011	December 31, 2010
	In thousands
Consolidated balance sheet
As previously reported
Other current assets	$9,203	$17,524
Total current assets	143,331	150,530
Total assets	695,000	944,290
Accounts payable and accrued liabilities	52,897	52,602
Total liabilities	617,787	666,710
Accumulated deficit	(294,088)	(90,822)
Total stockholders' equity	77,213	277,580
Total liabilities and stockholders' equity	695,000	944,290

Adjustment
Other current assets	2,199	1,708
Total current assets	2,199	1,708
Total assets	2,199	1,708
Accounts payable and accrued liabilities	5,816	4,548
Total liabilities	5,816	4,548
Accumulated deficit	(3,617)	(2,840)
Total stockholders' equity	(3,617)	(2,840)
Total liabilities and stockholders' equity	2,199	1,708

As corrected
Other current assets	11,402	19,232
Total current assets	145,530	152,238
Total assets	697,199	945,998
Accounts payable and accrued liabilities	58,713	57,150
Total liabilities	623,603	671,258
Accumulated deficit	(297,705)	(93,662)
Total stockholders' equity	73,596	274,740
Total liabilities and stockholders' equity	697,199	945,998

	Three Months Ended,
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	In thousands (except per share data)
Consolidated statements of operations
As previously reported
Net patient service revenue	$222,578	$214,801	$216,409	$213,674
Total revenue	222,578	215,547	217,155	214,421
Income (loss) before provision for income taxes	19,968	17,155	(247,870)	10,997
Provision (benefit) for income taxes	8,124	6,584	(15,259)	4,067
Net income (loss)	11,844	10,571	(232,611)	6,930

Basic earnings (loss) per share	0.32	0.28	(6.26)	0.19
Diluted earnings (loss) per share	0.32	0.28	(6.26)	0.19

Adjustment
Net patient service revenue	(298)	(304)	(331)	(335)
Total revenue	(298)	(304)	(331)	(335)
Income (loss) before provision for income taxes	(298)	(304)	(331)	(335)
Provision (benefit) for income taxes	(115)	(117)	(128)	(131)
Net income (loss)	(183)	(187)	(203)	(204)
Basic earnings (loss) per share	(0.01)	—	—	(0.01)
Diluted earnings (loss) per share	(0.01)	—	—	(0.01)

As corrected
Net patient service revenue	222,280	214,497	216,078	213,339
Total revenue	222,280	215,243	216,824	214,086
Income (loss) before provision for income taxes	19,670	16,851	(248,201)	10,662
Provision (benefit) for income taxes	8,009	6,467	(15,387)	3,936
Net income (loss)	11,661	10,384	(232,814)	6,726
Basic earnings (loss) per share	0.31	0.28	(6.26)	0.18
Diluted earnings (loss) per share	0.31	0.28	(6.26)	0.18

	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	In thousands (except per share data)
Consolidated statements of operations
As previously reported
Net patient service revenue	$189,319	$200,971	$209,199	$220,749
Total revenue	189,319	200,971	209,199	220,749
Income (loss) before provision for income taxes	14,475	7,311	(39,073)	18,718
Provision (benefit) for income taxes	5,594	2,766	(13,766)	7,879
Net income (loss)	8,881	4,545	(25,307)	10,840
Basic earnings (loss) per share	0.24	0.12	(0.68)	0.29
Diluted earnings (loss) per share	0.24	0.12	(0.68)	0.29

Adjustment
Net patient service revenue	(310)	(315)	(326)	(325)
Total revenue	(310)	(315)	(326)	(325)
Income (loss) before provision for income taxes	(310)	(315)	(326)	(325)
Provision (benefit) for income taxes	(116)	(118)	(122)	(121)
Net income (loss)	(194)	(197)	(204)	(204)
Basic earnings (loss) per share	(0.01)	—	(0.01)	—
Diluted earnings (loss) per share	(0.01)	—	(0.01)	—

As corrected

Net patient service revenue	189,009	200,656	208,873	220,424
Total revenue	189,009	200,656	208,873	220,424
Income (loss) before provision for income taxes	14,165	6,996	(39,399)	18,393
Provision (benefit) for income taxes	5,478	2,648	(13,888)	7,758
Net income (loss)	8,687	4,348	(25,511)	10,636
Basic earnings (loss) per share	0.23	0.12	(0.69)	0.29
Diluted earnings (loss) per share	0.23	0.12	(0.69)	0.29

	Twelve months ended December 31,
	2007	2008	2009	2010	2011
	In thousands (except per share data)
Consolidated statements of operations
As previously reported
Net patient service revenue	$634,607	$729,390	$756,065	$820,238	$867,462
Total revenue	634,607	729,390	756,065	820,238	869,701
Income (loss) before provision for income taxes	27,083	52,177	(114,949)	1,431	(199,750)
Provision (benefit) for income taxes	11,801	18,081	17,842	2,472	3,516
Net income (loss)	7,928	34,096	(133,181)	(1,041)	(203,266)
Basic earnings (loss) per share	0.29	0.93	(3.61)	(0.03)	(5.47)
Diluted earnings (loss) per share	0.29	0.92	(3.61)	(0.03)	(5.47)

Adjustment
Net patient service revenue	(1,080)	(1,040)	(1,152)	(1,276)	(1,268)
Total revenue	(1,080)	(1,040)	(1,152)	(1,276)	(1,268)
Income (loss) before provision for income taxes	(1,080)	(1,040)	(1,152)	(1,276)	(1,268)
Provision (benefit) for income taxes	(407)	(392)	(432)	(477)	(491)
Net income (loss)	(673)	(648)	(720)	(799)	(777)
Basic earnings (loss) per share	(0.02)	(0.02)	(0.02)	(0.02)	(0.02)
Diluted earnings (loss) per share	(0.02)	(0.02)	(0.02)	(0.02)	(0.02)

As corrected
Net patient service revenue	633,527	728,350	754,913	818,962	866,194
Total revenue	633,527	728,350	754,913	818,962	868,433
Income (loss) before provision for income taxes	26,003	51,137	(116,101)	155	(201,018)
Provision (benefit) for income taxes	11,394	17,689	17,410	1,995	3,025
Net income (loss)	7,255	33,448	(133,901)	(1,840)	(204,043)
Basic earnings (loss) per share	0.27	0.91	(3.63)	(0.05)	(5.49)
Diluted earnings (loss) per share	0.27	0.90	(3.63)	(0.05)	(5.49)

	Year Ended December 31, 2011
	As previously reported	Adjustment	As corrected
	In thousands
Consolidated statements of cash flows
Net loss	$(203,266)	$(777)	$(204,043)
Change in other current and non-current assets	7,455	(491)	6,964
Change in accounts payable and accrued liabilities	493	1,268	1,761

	Year Ended December 31, 2010
	As previously reported	Adjustment	As corrected
	In thousands
Consolidated Statements of Cash Flows
Net loss	(1,041)	(799)	(1,840)
Change in other current and non-current assets	(8,172)	(477)	(8,649)
Change in accounts payable and accrued liabilities	1,789	1,276	3,065

For the years ended December 31, 2011 and 2010, the Consolidated Statement of Cash Flow would have been impacted by the adjustments to net income as noted above. The impact to the annual cash flow for those periods would have been a decrease in net income and change in other current and non-current assets and an increase to accounts payable and accrued liabilities, with no net impact to cash provided by operating activities.
The cumulative effect of the blood glucose adjustments at December 31, 2009 was $2.0 million and is reflected in the consolidated statement of stockholders' equity.

3. Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements of the Company include the accounts of the Company and the Company's wholly-owned companies. All significant intercompany transactions have been eliminated in consolidation.
Estimates and Assumptions
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which requires the Company to consolidate company financial information and make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to revenue, allowance for doubtful accounts, self-insured liability risks, income taxes, valuation of contingent consideration and impairment of long-lived assets and goodwill. Actual results could differ from those estimates.
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
Overall payments made by Medicare for hospice services are subject to an annual cap amount on a per hospice agency basis. Total Medicare payments received for services rendered during the applicable Medicare hospice cap year by each Medicare-certified agency during this period are compared to the cap amount for the relevant period. Payments in excess of the cap are subject to recoupment by Medicare. For the year ended December 31, 2012 and 2011, the Company recorded net hospice Medicare cap reserves of $4.1 million and $2.1 million, respectively, as adjustments to revenue. Of the $4.1 million of hospice cap reserves recorded in the year ended December 31, 2012, $1.9 million related to the 2011 cap year ended October 31, 2011. This adjustment related to patients who transferred to or from the Company's hospice agencies and who received care from unaffiliated hospice agencies, as a result of which the hospice cap allowance is shared among those agencies.
The following table summarizes how the Company's revenue is derived from services provided to patients by payor classes (including leased facility revenue which is included within private pay and other) (dollars in thousands):

	Year Ended December 31,
	2012		2011		2010
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
Medicare	$293,107	33.6%	$324,942	37.4%	$303,137	37.0%
Medicaid	266,724	30.6	253,727	29.2	260,083	31.8
Subtotal Medicare and Medicaid	559,831	64.2	578,669	66.6	563,220	68.8
Managed Care	99,135	11.4	88,665	10.2	75,657	9.2
Private pay and other	213,657	24.4	201,099	23.2	180,085	22.0
Total	$872,623	100.0%	$868,433	100.0%	$818,962	100.0%
The following table sets forth revenue by state and revenue by state as a percentage of total revenue for the periods (dollars in thousands):

	Year Ended December 31,
	2012		2011		2010
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$349,397	40.1%	$354,198	40.8%	$343,944	42.0%
Texas	179,940	20.6	186,119	21.4	189,591	23.2
New Mexico	99,439	11.4	92,569	10.7	85,968	10.5
Nevada	62,916	7.2	59,609	6.9	48,516	5.9
Kansas	61,662	7.1	67,132	7.7	61,498	7.5
Missouri	59,743	6.8	60,738	7.0	57,539	7.0
Montana	15,665	1.8	13,060	1.5	8,004	1.0
Arizona	14,618	1.7	12,086	1.4	7,928	1.0
Iowa	10,598	1.2	11,030	1.3	9,989	1.2
Idaho	10,300	1.2	9,420	1.1	5,937	0.7
Nebraska	4,721	0.5	2,470	0.3	—	—
Other	3,624	0.4	2	—	48	—
Total	$872,623	100.0%	$868,433	100.0%	$818,962	100.0%
The Company's accounts receivable is derived from services provided to patients in the following payor classes for the years ended December 31 (in thousands):

	Year Ended December 31,
	2012	2011
Medicare	$32,577	$30,543
Medicaid	25,929	22,661
Subtotal Medicare and Medicaid	58,506	53,204
Managed care	24,157	23,700
Private pay and other	40,228	38,098
Total accounts receivable	122,891	115,002
Allowance for doubtful accounts	(15,646)	(15,238)
Accounts receivable, net	$107,245	$99,764

The Company estimates bad debt expense and the allowance for doubtful accounts based on historical experience.
In 2011, the Company converted $1.5 million of accounts receivable to notes receivable for certain of its rehabilitation therapy business customers. As of December 31, 2012, notes receivable were approximately $5.3 million compared to $8.1 million as of December 31, 2011, of which $3.3 million and $3.0 million as of December 31, 2012 and 2011, respectively, were reflected as current assets with the remaining balances reflected as long-term assets. Interest rates on these notes approximate market rates as of the dates of the notes.
As of December 31, 2012 and December 31, 2011, two Hallmark Rehabilitation business customers owed $5.1 million, or 95.1% and $7.9 million or 97.5% of the total notes receivable balance respectively. These notes receivable, as well as the trade receivables from these two customers are guaranteed both by the assets of the customers as well as personally by the principal owners of the customers. Additionally, these two customers represented 42.3% and 41.8% of the net accounts receivable for the Company’s rehabilitation therapy services company as of December 31, 2012 and December 31, 2011 respectively. Additionally, these two customers accounted for approximately 41.6%, 41.9% and 46.4% of the rehabilitation therapy services company external revenue for the years ended 2012, 2011, and 2010 respectively. The remaining notes receivable of $0.3 million, or 4.9% of the notes receivable balance, are primarily past due accounts receivable converted to notes receivable. The notes receivable balance is stated net of an allowance for uncollectibility of approximately $0.1 million at December 31, 2012 and $0.2 million at December 31, 2011.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less. At December 31, 2012, the Company had aggregate cash of $2.0 million. This available cash is held in accounts at commercial banking institutions. The Company has periodically invested in AAA money market funds. To date, the Company has not experienced any loss or restricted access to its invested cash or cash equivalents; however, the Company can provide no assurances that access to its invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.
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
Depreciation and amortization of property and equipment under capital leases is included in depreciation and amortization expense. For leasehold improvements, where the Company has acquired the right of first refusal to purchase or to renew the lease, amortization is based on the lesser of the estimated useful lives or the period covered by the right. Depreciation expense was $24.2 million in 2012, $23.3 million in 2011, and $21.4 million in 2010.
Goodwill and Long-Lived Assets
Goodwill was $85.6 million as of December 31, 2012 and $84.3 million as of December 31, 2011 (net of accumulated impairment loss of $438.1 million). Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Goodwill is subject to periodic testing for impairment. Goodwill of a reporting unit is tested for impairment on an annual basis, or, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount, between annual testing. The Company has selected October 1 as the date to test goodwill for impairment on an annual basis.
As of December 31, 2012, there was no goodwill related to the long-term care reporting unit, $9.7 million related to the rehabilitation therapy reporting unit, $53.7 million related to the hospice reporting unit and $22.2 million related to the home health reporting unit.
As of October 1, 2012, the fair value of all reporting units exceeded their carrying value.
As of August 31, 2011, due to the impending October 1, 2011 Medicare rate reduction, the Company performed an interim goodwill impairment analysis. The Company calculated the fair value of the long-term care and therapy services reporting units based upon a combination of the discounted cash flow (income approach) and guideline public company method (market approach). The fair value was determined to be less than the carrying value of each reporting unit, and therefore a step two of the analysis was performed. The fair value of the hospice and home health reporting units exceeded their carrying value.
Upon completion of the step two analysis, the Company recorded goodwill impairment charges as of and for the period ended December 31, 2011 of $243.2 million with respect to the long−term care reporting unit and $24.3 million the therapy services reporting unit. These amounts are included within the caption "Impairment of long-lived assets" in the accompanying statement of operations for the year ended December 31, 2011.

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
No long-lived asset impairment charges were recorded for the year ended December 31, 2012. For the year ended December 31, 2011, the Company recorded an impairment charge of $3.0 million, which was recognized within the therapy services reporting unit related to the Hallmark Rehabilitation business's trade name which is included within the caption "Impairment of long-lived assets" in the accompanying statement of operations for the year ended December 31, 2011.
Deferred Financing Costs
Deferred financing costs substantially relate to the senior secured credit facility agreement, see Note 7 - "Debt," and are being amortized over the maturity periods using an effective-interest method for the term debt component of the senior secured credit facility. At December 31, 2012, deferred financing costs, net of amortization, was $6.4 million, and was $9.8 million at December 31, 2011.
Income Taxes
The Company uses the liability method of accounting for income taxes as set forth in FASB ASC Topic 740, "Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. A valuation allowance is established for deferred tax assets unless their realization is considered more likely than not. When the company established or reduces the valuation allowance against its deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made.
Accounting standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
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
Stock Options and Equity Related Charges
The company measures and recognizes expense for all share-based payment awards made to employees and directors. The fair value of share-based payment awards is estimated at grant date using an option pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.
Asset Retirement Obligations
A liability is recognized for the fair value of a legal obligation to perform asset-retirement activities that are conditioned on the occurrence of a future event if the amount can be reasonably estimated, or where it cannot, disclosure that such a liability exists, but has not been recognized, and the reasons why a reasonable estimate cannot be made.
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
As of December 31, 2012 and 2011, the asset retirement obligations were $4.2 million and $4.0 million, respectively, which are classified as other long-term liabilities.
Operating Leases
As of December 31, 2012, 23 of the Company's 96 long-term care facilities that it operates were leased. The leases require payment of real estate taxes, insurance and common area maintenance in addition to rent. Most of the leases contain renewal options and escalation clauses.
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
Income (Loss) per Share
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
Basic income (loss) per share was computed by dividing net loss by the weighted-average number of outstanding shares for the period.
The following table sets forth the computation of basic and diluted income (loss) per share of Class A common stock and Class B common stock (dollars in thousands, except per share data):

	December 31, 2012			December 31, 2011			December 31, 2010
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Income (loss) per share, basic
Numerator:
Allocation of net income (loss)	$12,214	$9,383	$21,597	$(110,907)	$(93,136)	$(204,043)	$(994)	$(846)	$(1,840)
Income (loss) per share, diluted
Numerator:
Allocation of net income (loss)	$12,264	$9,333	$21,597	$(110,907)	$(93,136)	$(204,043)	$(994)	$(846)	$(1,840)
Denominator for basic and diluted income (loss) per share:
Weighted-average common shares outstanding, basic	21,145	16,244	37,389	20,190	16,955	37,145	19,988	17,000	36,988
Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	200	—	200	—	—	—	—	—	—
Adjusted weighted-average common shares outstanding, diluted	21,345	16,244	37,589	20,190	16,955	37,145	19,988	17,000	36,988
Income (loss) per share, basic:
Income (loss) per common share	$0.58	$0.58	$0.58	$(5.49)	$(5.49)	$(5.49)	$(0.05)	$(0.05)	$(0.05)
Income (loss) per share, diluted:
Income (loss) per common share	$0.57	$0.57	$0.57	$(5.49)	$(5.49)	$(5.49)	$(0.05)	$(0.05)	$(0.05)
The following were excluded from the weighted-average diluted shares computation for 2012, 2011, and 2010 (shares in thousands) because the effect would be anti-dilutive:

	Year Ended December 31,
	2012	2011	2010
Options to purchase common shares	472	206	590
Non-vested restricted stock and restricted stock units	325	47	3
Total excluded	797	253	593

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that, under U.S. GAAP, are recorded as an element of stockholders’ equity but are excluded from net loss. Currently, the Company’s other comprehensive income (loss) consists of deferred gains and losses on the Company’s interest rate hedge transactions accounted for as a cash flow hedge and unrealized gains on available for sale ("AFS") securities.
The following table summarizes activity in other comprehensive income (loss) related to the Company's interest rate hedge transactions, net of taxes, held by the Company (in thousands):

	2012	2011	2010
Net unrealized income (loss), net of tax (benefit) expense of $230 in 2012, $(214) in 2011, and $(121) in 2010	$363	$(272)	$(258)

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
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, ("ASU 2011-08"), which amends the guidance in ASC 350-20, "Intangibles - Goodwill and Other." Under ASU 2011-08, entities have the option, under certain circumstances, of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The adoption of ASU 2011-08 became effective for the Company's interim and annual periods beginning January 1, 2012. In 2012 the Company continued to quantitatively assess the fair value of the Company's assets for its test of goodwill impairment.
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

4. Fair Value Measurements
The following methods and assumptions were used by the Company in estimating fair value of each class of financial instruments for which it is practicable to estimate this value:
Cash and Cash Equivalents
The carrying amounts approximate fair value because of the short maturity of these instruments.

Interest Rate Hedges, Available for Sale Securities and Contingent Consideration
The carrying amounts approximate the fair value for the Company’s interest rate swap based on an estimate obtained from an investment bank.
Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table summarizes the valuation of the Company’s interest rate hedge transaction and contingent consideration as of December 31, 2012 and 2011 fair value hierarchy (dollars in thousands):

	December 31,
	2012			2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate hedges	$—	$(277)	$—		$(800)
Available for sale securities	$—	$1,070	$—		$—
Contingent consideration – acquisitions	$—	$—	$6,238			$7,210

Interest Rate Hedges
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
Available for Sale Securities
The Company's wholly owned offshore captive insurance company is required by regulatory agencies to set aside assets to comply with the laws of the jurisdiction in which it operates. These assets consist of restricted cash and available for sale securities, which are included in other assets in the Company's consolidated December 31, 2012 balance sheet. The Company's available for sale securities are U.S. government securities with an amortized cost basis and aggregate fair value of $1.0 million and $1.1 million, respectively, as of December 31, 2012. Net unrealized gains included in other comprehensive income on the Company's available for sale securities totaled $0.1 million for the year ended December 31, 2012. The Company had no such securities as of December 31, 2011.
Contingent Consideration
On May 1, 2010, the Company acquired substantially all of the assets of five Medicare-certified hospice companies and four Medicare-certified home health companies located in Arizona, Idaho, Montana and Nevada (which is sometimes referred to herein as the "Hospice/Home Health Acquisition"). As part of the purchase agreement, the purchase consideration included cash, promissory notes, contingent consideration, and deferred cash payments. The contingent consideration arrangement requires the Company to pay contingent payments should the acquired operations achieve certain financial targets based on Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) of the acquired businesses, as defined in the acquisition agreement, which was filed as Exhibit 2.1 to the Company’s Report on Form 10-Q filed with the SEC on May 4, 2010. The contingent consideration is up to $7.0 million over a period of 5 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. As this fair value measurement is based upon the financial forecast of the combined acquired entities, which input is not observable in the market, this thus represents a Level 3 measurement. The contingent consideration was recorded at the date of acquisition in the amount of $4.9 million. As of December 31, 2012, the contingent consideration had a fair value of $3.8 million. The change represents amounts accrued less $1.4 million payment to the seller. This is included in the Company’s accounts payable and accrued liabilities and other long-term liabilities on the balance sheet. The change in fair value related to the contingent consideration is included in the Company's depreciation and amortization on the statements of operations. There has been no change in the valuation technique of the contingent consideration from December 31, 2011 to December 31, 2012.
On July 1, 2011, a wholly-owned subsidiary of the Company acquired Altura Homecare & Rehab ("Altura"). The acquisition includes contingent earn-out consideration that can be earned based on the acquired business's achievement of an EBITDA threshold. The contingent consideration is up to $1.5 million over a period of 3 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. As this fair value measurement is based upon the financial forecast of the acquired entity, which input is not observable in the market, this thus represents a Level 3 measurement. The fair value of the earn-out at the acquisition date and at December 31, 2012 was $0.9 million.

On October 24, 2011, wholly-owned subsidiaries of the Company acquired substantially all of the assets of Cornerstone Hospice, Inc. ("Cornerstone"). The acquisition includes contingent earn-out consideration that can be earned based on the acquired business's achievement of an EBITDA threshold. The contingent consideration is up to $1.5 million over a period of 5 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. As this fair value measurement is based upon the financial forecast of the combined acquired entities, which input is not observable in the market, this thus represents a Level 3 measurement. The fair value of the earn-out at the acquisition date and at December 31, 2012 was $1.4 million.
On May 13, 2012, a wholly-owned subsidiary of the Company acquired substantially all of the assets of A Better Care Home Health, Inc. ("ABC"). The acquisition includes contingent earn-out consideration that can be earned based on the acquired operations' achievement of an EBITDA threshold. The contingent consideration spans 3 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of the earn-out at the acquisition date and at December 31, 2012 was $0.1 million.
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
Below is a table listing the Level 3 rollforward as of December 31, 2012 (in thousands):

Level 3 Rollforward
Value at January 1, 2012	$7,210
Contingent Consideration - ABC Home Health	112
Change in fair value	816
Payout	$(1,900)
Value at December 31, 2012	$6,238
Below is a table listing the fair value of the interest rate swap as of December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012		December 31, 2011
Derivatives designated as hedging instruments under ASC Topic 815	Balance Sheet Location	Fair Value (Pre-tax)	Balance Sheet Location	Fair Value (Pre-tax)
Interest rate swap	Accounts payable and accrued liabilities	$(277)	Accounts payable and accrued liabilities	$(800)
Below is a table listing the amount of gain (loss) recognized before income tax in other comprehensive income (“OCI”) on the interest rate swap for the years ending December 31, 2012, 2011, and 2010 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)

	Year Ended December 31,
	2012	2011	2010
Interest rate swap	$(42)	$(486)	$(314)
Below is a table listing the amount of gain (loss) reclassified from accumulated OCI into income (effective portion) for the year ending December 31, 2012, 2011, and 2010 (in thousands):

Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended December 31,
	2012	2011	2010
Interest expense	$(566)	$—	$65

Long-Term Debt
At December 31, 2012, the fair value of the Company's term loan due 2016 and the revolving credit facility due 2015, using the Level 2 inputs, was approximately $456.1 million. The carrying value of the debt at December 31, 2012 was $449.0 million. Fair value was estimated based on current yield rates plus the Company's estimated credit spread available for loan products with similar terms and maturities.

5. Intangible Assets
Identified intangible assets are amortized over their useful lives except for trade names and certain other long-lived intangibles, which have an indefinite life. As described in Note 3, "Summary of Significant Accounting Policies," the Company recorded an impairment charge of $3.0 million for the year ended December 31, 2011 within the therapy services reporting unit related to the Hallmark Rehabilitation business' trade name which is included within the caption "Impairment of long-lived assets" in the accompanying statement of operations.
Amortization expense was approximately $0.4 million in 2012, $1.1 million in 2011 and $3.2 million in 2010. Amortization of the Company’s intangible assets at December 31, 2012 is expected to be approximately $0.3 million in 2013, $0.3 million in 2014, $0.3 million in 2015, $0.3 million in 2016, and $0.3 million in 2017. Identified intangible asset balances by major class at December 31, 2012 and 2011, are as follows (dollars in thousands):

	Cost	Life (in years)	Accumulated Amortization	Net Balance
Intangible assets subject to amortization:
Covenants not-to-compete	$520	5	$(346)	$174
Leasehold interests	5,050	7-29	(3,872)	1,178
Total	$5,570		$(4,218)	1,352
Intangible assets not subject to amortization:
Trade names				14,130
Other long-lived intangibles substantially related to operating licenses				6,553
Balance at December 31, 2012				$22,035

	Cost	Life (in years)	Accumulated Amortization	Net Balance
Intangible assets subject to amortization:
Covenants not-to-compete	$520	5	$(292)	$228
Managed care contracts	3,220	5	(3,220)	—
Leasehold interests	5,050	7-29	(3,548)	1,502
Total	$8,790		$(7,060)	1,730
Intangible assets not subject to amortization:
Trade names				14,130
Other long-lived intangibles substantially related to operating licenses				6,553
Balance at December 31, 2011				$22,413

6. Business Segments

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
At December 31, 2012, LTC services included 74 wholly-owned SNF operating companies that offer post-acute, rehabilitative custodial and specialty skilled nursing care, as well as 22 wholly-owned ALF operating companies that provide room and board and social services. Therapy services included rehabilitative services such as physical, occupational and speech therapy provided in the Company's facilities and in unaffiliated facilities. Hospice and home health services were provided by the Company's wholly owned subsidiaries to patients.
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
The following table sets forth selected financial data consolidated by business segment (dollars in thousands):

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Year Ended December 31, 2012
Net patient service revenue from external customers	$658,464	$104,403	$106,696	$—	$—	$869,563
Leased facility revenue	3,060	—	—	—	—	3,060
Intersegment revenue	2,587	61,932	—	—	(64,519)	—
Total revenue	$664,111	$166,335	$106,696	$—	$(64,519)	$872,623
Operating (loss) income	$71,007	$12,133	$15,349	$(24,996)	$—	$73,493
Interest expense, net of interest income						(37,248)
Other expense						(32)
Equity in earnings of joint venture						1,948
Income (loss) before benefit from income taxes						$34,035
Depreciation and amortization	$22,592	$669	$1,423	$716	$—	$25,400
Segment capital expenditures	$15,551	$823	$1,053	$2,098	$—	$19,525
Adjusted EBITDA	$93,454	$12,944	$17,102	$(22,691)	$—	$100,809
Adjusted EBITDAR	$110,455	$12,944	$18,591	$(22,674)	$—	$119,316
Year Ended December 31, 2011
Net patient service revenue from external customers	$690,107	$92,765	$83,322	$—	$—	$866,194
Leased facility revenue	2,239	—	—	—	—	2,239
Intersegment revenue	1,938	64,377	—	—	(66,315)	—
Total revenue	$694,284	$157,142	$83,322	$—	$(66,315)	$868,433

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Operating income (loss)	$(144,291)	$(9,460)	$15,967	$(26,410)	$—	$(164,194)
Interest expense, net of interest income						(38,280)
Other income						(499)
Equity in earnings of joint venture						1,955
Income (loss) before benefit from income taxes						$(201,018)
Depreciation and amortization	$22,876	$436	$1,264	$653	$—	$25,229
Segment capital expenditures	$14,001	$1,455	$403	$439	$—	$16,298
Adjusted EBITDA	$117,623	$18,275	$17,502	$(23,358)	$—	$130,042
Adjusted EBITDAR	$134,985	$18,273	$18,485	$(23,302)	$—	$148,441
Year Ended December 31, 2010
Net patient service revenue from external customers	$693,125	$74,118	51,719	$—	$—	$818,962
Intersegment revenue	1,414	67,005	—	—	(68,419)	—
Total revenue	$694,539	$141,123	51,719	$—	$(68,419)	$818,962
Operating (loss) income	$38,834	$18,619	8,040	$(27,152)	$—	$38,341
Interest expense, net of interest income						(36,074)
Other expense						2,332
Equity in earnings of joint venture						2,566
Debt retirement costs						(7,010)
Income (loss) before benefit from income taxes						$155
Depreciation and amortization	$22,875	$360	$785	$1,027	$—	$25,047
Segment capital expenditures	$26,243	$728	$283	$482	$—	$27,736
Adjusted EBITDA	$116,884	$18,978	$9,247	$(24,861)	$—	$120,248
Adjusted EBITDAR	$135,366	$19,177	$10,091	$(24,770)	$(578)	$139,286

A reconciliation of Adjusted EBITDA and Adjusted EBITDAR to net income is as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Adjusted EBITDAR	$119,316	$148,441	$139,286
Rent cost of revenue	18,507	18,399	19,038
Adjusted EBITDA	100,809	130,042	120,248
Depreciation and amortization	(25,400)	(25,229)	(25,047)
Interest expense	(37,760)	(38,994)	(37,021)
Interest income	512	714	947
Debt retirement costs (c)	(4,126)	—	(7,010)
Acquisition and due diligence costs (e)		—	(700)
Disposal of property and equipment (a)	—	(290)	2,243
Expenses related to the exploration of strategic alternatives (f)	—	(716)	—
Exit costs related to Northern California divestiture (g)	—	(820)	—
Litigation settlement costs, net of recoveries (d)	—	4,488	(53,505)
Impairment of long-lived assets (b)	—	(270,478)	—
Recovery of expenses related to the divestiture of Westside Campus of Care facility (h)		265
Provision for income taxes	12,438	3,025	1,995
Net income (loss)	$21,597	$(204,043)	$(1,840)

Notes

(a)	While unusual and non-recurring gains or losses on sales of assets are required under U.S. GAAP, these amounts are also not reflective of income and losses of the Company's underlying business.

(b)
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

(c)
In the second quarter of 2012, we refinanced our senior subordinated notes (the "2014 Notes") and recorded debt retirement cost of $4.1 million for the year ended December 31, 2012. During the second quarter of 2010, we recorded debt retirement cost of $7.0 million in conjunction with the refinancing of our senior secured credit facility due to the expensing of deferred financing fees of $6.6 million and $0.4 million of interest rate swap termination costs as the swaps were incompatible with the refinanced credit facility.

(d)
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

(e)	In 2010, hospice and home health services costs of services included $0.7 million of non-recurring acquisition related costs.

(f)
On April 11, 2011, the Company announced that its Board of Directors had engaged J.P. Morgan Securities LLC to assist exploring strategic alternatives to maximize stockholder value, including a potential sale of the Company's real estate assets or the whole company. However, on August 2, 2011, the Company announced that the Board of Directors determined to conclude the previously announced exploration of strategic alternatives. The Company recorded $0.7 million in expenses related to the exploration of strategic alternatives.

(g)
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

(h)
During the third quarter of 2011, the Company recorded a recovery of approximately $0.3 million in expenses related to the divestiture of Westside Campus of Care skilled nursing facility operations in Texas in December 2010.

The following table presents the segment assets as of December 31, 2012 compared to December 31, 2011 (dollars in thousands):

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Total
December 31, 2012:
Segment total assets	$471,129	$52,559	$103,800	$55,148	$682,636
Goodwill and intangibles included in total assets	$1,670	$23,693	$82,281	$—	$107,644
December 31, 2011:
Segment total assets	$461,225	$53,927	$97,913	$84,134	$697,199
Goodwill and intangibles included in total assets	$1,994	$23,693	$81,025	$—	$106,712

7. Debt
The Company’s long-term debt is summarized as follows (dollars in thousands):

	As of December 31,
	2012	2011
Revolving Credit Facility due 2015, interest rate comprised of LIBOR plus 4.50% or 4.74% at December 31, 2012	$25,000	$—
Revolving Credit Facility due 2015, interest rate comprised of the Prime rate of 3.25% plus 3.50%, or 6.75%, at December 31, 2012	10,000	—
Term Loan, due 2016, interest rate based on LIBOR (subject to a 1.50% floor) plus 5.25%, or 6.75%, at December 31, 2012; collateralized by substantially all assets of the Company	411,600	—
Term Loan, due 2016, interest rate based on LIBOR (subject to a 1.50% floor) plus 3.75%, or 5.25% at December 31, 2011; collateralized by substantially all assets of the Company	—	337,100
Term Loan due 2016, interest rate based on the Prime rate of 3.25% plus 2.75%, or 6.00%, at December 31, 2011; collateralized by substantially all assets of the Company	—	6,600
Term Loan original issue discount	(3,013)	(1,893)
Senior Subordinated Notes due 2014, interest rate 11.00% at December 31, 2011; interest payable semiannually	—	130,000
Senior Subordinated Notes original issue discount	—	(224)
Notes payable due December 2018, interest rate fixed at 6.50%, payable in monthly installments, collateralized by a first priority deed of trust	1,118	1,269
Hospice/Home Health Acquisition note, interest rate fixed at 6.00%, due November 1, 2014	1,483	1,474
Insurance premiums financed	2,119	164
Other	660	993
Total long-term debt	448,967	475,483
Less amounts due within one year	(13,338)	(4,414)
Long-term debt, net of current portion	$435,629	$471,069

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
The incremental senior secured term loan bears interest, at our option, at the London Interbank Offered Rate ("LIBOR") (subject to a floor of 1.50%) plus a margin of 5.25% or the prime rate (subject to a floor of 2.50%) plus a margin of 4.25%. As part of the refinancing, the interest rate on the existing senior secured term loan was amended to match the interest rate of the incremental senior secured term loan. The interest rate on the existing revolving credit facility was also amended to be, at our option, LIBOR plus a margin of between 4.25% and 4.50% (based upon consolidated senior leverage) or the prime rate plus a margin of between 3.25% and 3.50% (based upon consolidated senior leverage). There is no longer a LIBOR or prime rate floor with respect to the revolving credit facility. Pursuant to the Restated Credit Agreement, the quarterly term loan amortization payments increased to $2.6 million beginning June 30, 2012 compared to $0.9 million under the Prior Credit Agreement. Additionally, the maximum portion of the annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement) to be applied to term debt reductions increased to 75% from 50%, subject to stepdowns to 50% and 25% based on consolidated leverage. The Company also increased its ability to refinance a portion of its credit facility with U.S. Department of Housing and Urban Development ("HUD") insured debt up to $250.0 million, subject to certain credit facility covenants. The Company has received the formal portfolio conditional credit approval from HUD for up to an aggregate of $460.0 million in HUD insured loans secured by up to 78 facilities under HUD's Section 232 loan program, which provides loans for nursing homes, assisted living and related facilities. However, HUD has informed the company that it will not process or underwrite any HUD insured loans until such time as the BMFEA matter (which is discussed in Note 13 - "Commitment and Contingencies") is resolved to HUD's satisfaction. There can be no assurance as to whether or when such resolution might be obtained. Any HUD insured borrowings beyond $250 million would necessitate either refinancing the senior secured credit facility in full or otherwise seeking a waiver or amendment from the senior secured lenders. The Company has not yet determined the amount of borrowings it will ultimately seek under the HUD insured loan program, and all loan applications will be subject to further review and approval by HUD. Furthermore, there can be no assurance that the Company will ultimately be approved for and close any HUD insured loans, when the timing of any approvals or closings would be, or what the interest rates on any HUD insured loans would be. The HUD approval process is subject to a number of contingencies, many of which are out of the Company's control including the satisfactory resolution of the BMFEA matter as discussed above. The Restated Credit Agreement requires that all of the net proceeds from any HUD insured loans be used to pay down the term portion of the Company's senior secured credit facility.
The Company expensed fees paid in connection with the refinancing of the Prior Credit Agreement in the amount of $2 million in conjunction with the amended senior secured credit facility. The modification of the Prior Credit Agreement was accounted for as a minor modification and all fees paid to creditors were capitalized and all fees paid to third parties were expensed. Substantially all of the Company's assets are pledged as collateral under the senior secured credit facility. Amounts borrowed under the senior secured term loan may be prepaid at any time without penalty, except for LIBOR breakage costs. Commitments under the revolving credit facility terminate on April 9, 2015. The senior secured term loan matures on April 9, 2016.
The Company has the right to increase its borrowings under the revolving credit facility up to an aggregate amount of $150.0 million provided that the Company is in compliance with the Restated Credit Agreement, that the additional debt would not cause any covenant violation of the Restated Credit Agreement, and that existing or new lenders within the Restated Credit Agreement agree to increase their commitments. To reduce the risk related to interest rate fluctuations, the Prior Credit Agreement required the Company to enter into, and the Restated Credit Agreement requires us to continue to maintain, an interest rate swap, cap or similar agreement to effectively fix or cap the interest rate on 40% of its funded long-term debt within three months of the April 2010 commencement of the senior secured credit facility. The Company entered into two interest rate hedge transactions, as described in Note 4 - "Fair Value Measurements," in order to comply with this requirement.
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
The covenants also include certain limitations, including the incurrence of additional indebtedness, liens, investments in other businesses, and annual capital expenditures. Furthermore, the Company must permanently reduce the principal amount of debt outstanding by applying the proceeds from any asset sale, insurance or condemnation payments, additional indebtedness or equity securities issuances, and 25% to 75% of Consolidated Excess Cash Flows from operations based on the leverage ratio then in effect. The Company does not expect to have a Consolidated Excess Cash Flows payment for 2012. The Company believes that it was in compliance with its debt covenants as of December 31, 2012. As of December 31, 2012, the Company's fixed charge coverage ratio (defined as the Company's adjusted EBITDA less capital expenditures divided by the Company's cash interest expense) was 2.5 and our leverage ratio (defined as the Company's total outstanding debt divided by the Company's adjusted EBITDA) was 4.2 compared to thresholds of greater than 1.75 and less than 4.75, respectively.
Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt as of December 31, 2012 are as follows (in thousands):

Long-Term Debt
2013	$13,338
2014	10,743
2015	47,150
2016	380,331
2017	203
Thereafter	215
451,980
Less original issue discount at December 31, 2012	(3,013)
$448,967

8. Other Current Assets and Other Assets

Other current assets consisted of the following at December 31 (in thousands):

	As of December 31,
	2012	2011
Current portion of notes receivable, net	$3,149	$2,824
Supplies inventory	2,778	2,804
Income tax refund receivable	2,114	2,633
Current portion of insurance recoveries	871	1,497
Other current assets	1,400	1,644
	$10,312	$11,402

Other assets consisted of the following at December 31 (in thousands):

	As of December 31,
	2012	2011
Equity investment in joint ventures	$5,525	$5,378
Restricted cash	22,931	18,073
Deposits and other assets	7,225	4,406
Insurance recoveries	4,056	4,262
	$39,737	$32,119

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
Restricted Cash
In August 2003, SHG formed Fountain View Reinsurance, Ltd. (the "Captive"), a wholly-owned offshore captive insurance company, for the purpose of insuring its workers’ compensation liability in California. In connection with the formation of the Captive, the Company funds its estimated losses and is required to maintain certain levels of cash reserves on hand for claims related to occurrences prior to September 1, 2005. As of September 2011, the Captive commenced insuring a portion of the Company's professional liability and general liability. The Company is required to fund its estimated losses and to maintain certain cash reserve levels related to professional liability and general liability claims subsequent to August 31, 2011. As the use of these funds is restricted, the funds are classified as restricted cash in the Company’s consolidated balance sheets. Additionally, restricted cash includes amounts on deposit at the Company’s workers' compensation third-party claims administrator.
Deposits
In the normal course of business the Company is required to post security deposits with respect to its leased properties and to certain of the vendors with which it conducts business.

9. Property and Equipment
Property and equipment consisted of the following as of December 31 (in thousands):

	December 31, 2012	December 31, 2011
Land and land improvements	$64,983	$64,984
Buildings and leasehold improvements	331,316	323,887
Furniture and equipment	83,949	75,497
Construction in progress	8,638	7,088
	488,886	471,456
Less accumulated depreciation	(118,141)	(95,954)
	$370,745	$375,502

Leased facility assets consisted of the following as of December 31 (in thousands):

	December 31, 2012	December 31, 2011
Leased facility assets	13,848	14,190
Less accumulated depreciation	(3,935)	(3,398)
	9,913	10,792

The Company began leasing five skilled nursing facilities in California to an unaffiliated third party operator in April 2011 and signed a 10-year lease with two 10-year extension options exercisable by the lessee.

10. Income Taxes
The income tax expense from continuing operations consisted of the following for the years ended December 31 (in thousands):

	2012	2011	2010
Federal:
Current	$5,765	$11,365	$1,387
Deferred	4,755	(9,314)	1,681
State:
Current	983	2,212	731
Deferred	935	(1,238)	(1,804)
	$12,438	$3,025	$1,995
A reconciliation of the income tax expense on income computed at statutory rates to the Company's actual effective tax rate is summarized as follows for the years ended December 31 (in thousands):

	2012	2011	2010
Federal rate (35%)	$11,913	$(70,356)	$55
State taxes, net of federal tax benefit	1,246	634	(697)
Uncertain tax positions and related interest	25	(191)	(9)
Goodwill	—	73,881	1,288
Return to provision adjustment	(740)	(506)	(204)
Lavender Class Action Settlement	—	—	1,748
Other, net	(6)	(437)	(186)
	$12,438	$3,025	$1,995

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
At December 31, 2012, the Company was in a cumulative 3-year pretax loss position, attributable to the 2011 goodwill impairment charge which was primarily non-deductible for income tax purposes and did not affect taxable income. The Company has a history of generating taxable earnings and will report taxable income in 2012. Further, as the deferred tax assets are expected to reverse in subsequent years, any deferred tax asset could be utilized to carry back against prior year income. This significant positive evidence overcomes the presumption of a need for a valuation allowance. At December 31, 2012, we retained a valuation allowance for our state loss and credit carryforwards of $0.7 million as a result of certain restrictions regarding their utilization.
Significant components of the Company's deferred income tax assets and liabilities at December 31 are as follows (in thousands):

	2012		2011
	Current	Non- Current	Current	Non- Current
Deferred income tax assets:
Vacation and other accrued expenses	$6,270	$8,106	$6,100	$7,248
Allowance for doubtful accounts	4,385	—	3,979	—
Professional liability accrual	1,936	3,525	1,877	5,228
Rent accrual	77	2,799	28	2,801
Asset retirement obligation, net	—	1,412	—	1,309
CA EZ credit carryforward	—	3,696	—	3,957
Intangible assets	—	6,384	—	9,251
Other	1,319	7	1,434	202
Total deferred income tax assets	13,987	25,929	13,418	29,996
Deferred income tax liabilities:
Fixed assets	—	(15,545)	—	(15,089)
Prepaid Expenses	(2,291)	—	(2,014)	—
Other	—	(2,330)	—	(2,599)
Total deferred income tax liabilities	(2,291)	(17,875)	(2,014)	(17,688)
Net deferred income tax assets	11,696	8,054	11,404	12,308
Valuation allowance	—	(693)	—	(693)
Net deferred income tax assets	$11,696	$7,361	$11,404	$11,615
Significant judgment is required in determining the Company’s provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. While the Company believes that its tax return positions are supportable, there are certain positions that may not be sustained upon review by tax authorities. Although the Company believes that adequate accruals have been made for such positions, the final resolution of those matters may be materially different than the amounts provided for in the Company’s historical income tax provisions and accruals.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Balance at January 1	$135	$18	$94
Additions for tax positions of prior years	139	117	—
Settlements	(79)	—	—
Reductions for lapses of statutes	—	—	(76)
Balance at December 31,	$195	$135	$18
At December 31, 2012, the total amount of unrecognized tax benefit was $0.2 million, which will result in a benefit to the provision for income taxes in 2013 and subsequent years, if recognized.
The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes line item of the consolidated statements of operations. As of December 31, 2012 and 2011, our accrued interest and penalties on unrecognized tax benefits was negligible.
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

11. Stockholders' Equity
The Company did not declare or pay cash dividends in either 2012 or 2011. The Company does not anticipate paying any cash dividends on our common stock in the foreseeable future. The Company currently expects that it will retain all available cash, if any, for use as working capital and for other general purposes, including to service or repay the debt and to fund the operation and expansion of its business. Any payment of future dividends will be at the discretion of the board of directors and will depend on, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant.
Holders of the Company's Class A common stock are entitled to a voting power of one vote per share and holders of the Company's Class B common stock are entitled to a voting power of ten votes per share. Mandatory and optional conversion of the Class B common stock into Class A common stock exists on a one-for-one basis under certain circumstances.

12. Stock-Based Compensation

2005 Restricted Stock Plan
In December 2005, the Company’s board of directors adopted a restricted stock plan with respect to Skilled’s Class B common stock (the "Restricted Stock Plan"). The Restricted Stock Plan provided for awards of restricted stock to the Company’s officers and other key employees. Such grants of restricted stock were required to be evidenced by restricted stock agreements and were subject to the vesting and other requirements as determined at the time of grant by a committee appointed by the board of directors. Restricted shares of each initial participant vested (i) 25% on the date of grant and (ii) 25% on each of the first three anniversaries of the date of grant, unless such initial participant ceases to be an employee of or consultant to Skilled or any of its companies on the relevant anniversary date. As of December 31, 2012, the aggregate number of shares of Class B stock issued under the Restricted Stock Plan was 1.3 million, net of forfeitures, all of which have fully vested. No additional shares of common stock are available for issuance under this plan.
2007 Incentive Award Plan
In April 2007, Skilled's board of directors adopted the Skilled Healthcare Group, Inc. 2007 Incentive Award Plan (the "2007 Plan") that provides for cash-based and equity-based awards to the Company's directors, officers, and other key employees. In May 2008, the stockholders of the Company approved the 2007 Plan increasing the number of shares of the Company’s Class A common stock that may be issued under the 2007 Plan by 1.5 million shares to a total of 2.6 million shares. The 2007 Plan became effective immediately upon stockholder approval. The Company's stockholders approved an amendment of the 2007 Plan in May 2011, which increased the number of shares of Class A common stock available for issuance under the plan by 1.9 million shares to a total of 4.5 million shares.
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
Under the 2007 Plan, incentive and nonqualified stock options may be granted to eligible participants for the right to purchase common stock at a specified price which may not be less than the fair market value on the date of the grant. Based on the terms of individual option grants, options granted under the 2007 Plan generally expire 10 years after the grant date and generally become exercisable over a period of four years, with annual vesting, based on continued employment. In 2012, 2011, and 2010, the Company granted 0.1 million, 0.1 million, and 0.5 million options, respectively, to purchase shares of Class A common stock.
In November 2008, the Company began granting performance based restricted Class A common shares and stock options to executive officers. The stock options vest ratably over a four-year period. The performance-vested restricted stock fair value is estimated utilizing the Black Scholes method to estimate the fair value of the award and is recognized as compensation expense based on the most probable outcome of the performance condition which is evaluated quarterly using the Company's plan and actual results. As of December 31, 2012, there were 0.7 million non-vested performance based restricted stock awards outstanding.
As of December 31, 2012, the aggregate number of Class A common shares and restricted stock units issued under the 2007 plan was 2.1 million.
During the year ended December 31, 2012, the following restricted stock awards, restricted stock units and performance stock awards occurred under the Company’s existing plans (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested balance at January 1, 2012	1,021	$8.83
Granted	642	6.58
Vested	(287)	6.43
Forfeited	(21)	9.29
Non-vested balance at December 31, 2012	1,355	$8.27
As of December 31, 2012, there was approximately $4.2 million of total unrecognized compensation costs related to restricted stock awards, restricted stock units and performance stock awards. These costs have a weighted-average remaining recognition period of 1.6 years. The total fair value of shares vested during the years ended December 31, 2012, 2011, and 2010 was $1.8 million, $2.3 million, and $0.4 million, respectively.
The fair value of the stock option grants for the years ended December 31, 2012, 2011, and 2010 was estimated on the date of the grants using the Black-Scholes option pricing model with the following assumptions and resulting fair value amounts:

	Year Ended December 31,
	2012	2011
Risk-free interest rate	1.15%	2.80%
Expected Life	6.25 years	6.25 years
Dividend yield	—%	—%
Volatility	82.60%	50.00%
Weighted-average fair value	$4.78	$6.61
There were 106,748 and 60,491 new stock options granted in the twelve months ended December 31, 2012 and 2011, respectively.
There were no options exercised during the twelve months ended December 31, 2012. As of December 31, 2012, there was $1.0 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 1.6 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company's expectations.

The following table summarizes stock option activity during the twelve months ended December 31, 2012 under the Skilled Healthcare Group, Inc. Amended and Restated 2007 Incentive Award Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	1,033	$9.10
Granted	107	$6.74
Forfeited or cancelled	(18)	$11.26
Outstanding at December 31, 2012	1,122	$8.83	6.73	$204
Fully vested and expected to vest at December 31, 2012	1,107	$8.86	6.71	$203
Exercisable at December 31, 2012	658	$9.93	6.12	$102
Aggregate intrinsic value represents the value of Skilled's closing stock price on the New York Stock Exchange on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.

The amount of compensation included in general and administrative expenses was $3.0 million, $2.4 million, and $2.3 million for the twelve months ended December 31, 2012 ,2011 and 2010, respectively. The amount of compensation included in cost of services was $1.8 million, $1.2 million, and $1.2 million for the twelve months ended December 31, 2012, 2011 and 2010, respectively.

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
The future minimum rental payments under non-cancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2012 are as follows (in thousands):

2013	$19,763
2014	18,520
2015	16,934
2016	16,700
2017	13,217
Thereafter	46,241
$131,375

Legal Matters
Humboldt County Injunction
In connection with the September 2010 settlement of the class action litigation against Skilled and certain of its subsidiaries related to, among other matters, alleged understaffing at certain California skilled nursing facilities operated by Skilled's subsidiaries (the "Humboldt County Action"), Skilled and its defendant subsidiaries (collectively, the "Defendants”) entered into settlement agreements with the plaintiffs and intervenor and agreed to an injunction. The settlement was approved by the Superior Court of California, Humboldt County on November 30, 2010. Under the terms of the settlement agreements, the defendant entities deposited a total of $50.0 million into escrow accounts to cover settlement payments to class members, notice and claims administration costs, reasonable attorneys' fees and costs and certain other payments, including $5.0 million to settle certain government agency claims and potential government claims that may arise. Of the $5.0 million provided for such government claims, $1.0 million has been released by the court to the Humboldt County Treasurer-Tax Collector on behalf of the People of the State of California for their release of the Defendants. The remaining $4.0 million is available for the settlement and releases by the California Attorney General and certain other District Attorneys. However, in the event that any of these government authorities instead file certain actions against the Defendants by the second anniversary of the effective date of the settlement agreement, which will occur in February 2013, the entire $4.0 million will revert to the Defendants upon their request to the Settlement Administrator.
In addition to the $1.0 million paid to the Humboldt County Treasurer-Tax Collector on behalf of the People of the State of California, the court also approved payments from the escrow of up to approximately $24.8 million for attorneys' fees and costs and $10,000 to each of the three named plaintiffs.  Pursuant to the injunction, the twenty-two Defendants that operated California nursing facilities were required to provide specified nurse staffing levels, comply with specified state and federal laws governing staffing levels and posting requirements, and provide reports and information to a court-appointed auditor. The injunction was to remain in effect for a period of twenty-four months unless extended for additional three-month periods as to those Defendants that may be found in violation. Defendants demonstrating compliance for an eighteen-month period that ended September 30, 2012 were permitted to petition for early termination of the injunction. The Defendants were required to demonstrate over the term of the injunction that the costs of the injunction met a minimum threshold level pursuant to the settlement agreement, which level, initially $9.6 million, was reduced by the portion attributable to any Defendant in the case that no longer operated a skilled nursing facility during the injunction period. The injunction costs included, among other things, costs attributable to (i) enhanced reporting requirements; (ii) implementing advanced staffing tracking systems; (iii) fees and expenses paid to an auditor and special master; (iv) increased labor and labor related expenses; and (v) lost revenues attributable to admission decisions based on compliance with the terms and conditions of the injunction. To the extent the costs of complying with the injunction were less than the agreed upon threshold amount, the Defendants would have been required to remit any shortfall to the settlement fund.
In April 2011, five of the subsidiary Defendants transferred their operations to an unaffiliated third party skilled nursing facility operator (the “Former Humboldt County Facilities”). On November 14, 2012, the Defendants filed a motion to terminate the injunction and vacate the final judgment in the Humboldt County Action. Based upon compliance with the injunction through the requisite eighteen-month period, on December 21, 2012, the Superior Court of California, Humboldt County granted the Defendants' motion for early termination of the injunction, and the injunction has now ended with respect to the 17 California nursing facilities that the subsidiary Defendants still operate. In its order, the court determined that the injunction termination did not apply to the Former Humboldt County Facilities. However, the 2010 court-approved stipulation and order establishing the injunction provides that the injunction applies to the named defendants and any successor licensees of the applicable nursing facilities, but only if those successor licensees are affiliates of the named defendants. As noted above, the Former Humboldt County Facilities have been operated by an unaffiliated third party since April 2011. Therefore, under the terms of the injunction it does not apply to the Former Humboldt County Facilities unless an affiliate of the Defendants operates them.
In the course of ongoing communications with the California Attorney General's Bureau of Medi-Cal Fraud & Elder Abuse ("BMFEA") related to the BMFEA matter discussed below, representatives of the California Attorney General and the U.S. Department of Justice have indicated an interest in pursuing an action under the False Claims Act and certain other legal theories based upon the jury findings of understaffing in the Humboldt County Action. While the Company continues to cooperate with the government's evaluation of the matter, the Company views the government's apparent legal theories, including the False Claims Act theories, as lacking support in the established case law and intends to vigorously defend any such action if brought.

BMFEA Matter
On April 15, 2009, two of Skilled's wholly-owned companies, Eureka Healthcare and Rehabilitation Center, LLC, which at the time operated Eureka Healthcare and Rehabilitation Center (the "Facility"), and Skilled Healthcare, LLC, the administrative services provider for the Facility, were served with a search warrant that relates to an investigation of the Facility by the BMFEA. The search warrant related to, among other things, records, property and information regarding certain enumerated patients of the Facility and covered the period from January 1, 2007 through the date of the search. On October 31, 2012, the BMFEA filed a criminal complaint in California Superior Court, Humboldt County against Eureka Healthcare and Rehabilitation Center, LLC, Skilled Healthcare, LLC and Skilled Healthcare Group, Inc. alleging elder endangerment in nine misdemeanor counts under Penal Code Section 368(c) and two felony counts under Penal Code Section 368(b)(1) related to the care of certain patients at the Facility in 2008. No individuals were named as defendants in the complaint. The Company disputes the BMFEA's theories of alleged criminal liability and intends to vigorously defend the action. The charges filed by the BMFEA, if proven, carry fines of up to $6,000 for each of the two felony counts and $2,000 for each of the nine misdemeanor counts. Convictions could also lead to exclusion from participation in federal healthcare programs under federal laws such as the Federal False Claims Act and the Civil Monetary Penalty Law, which could be materially adverse to Skilled's business. Eureka Healthcare and Rehabilitation Center, LLC transferred its operations in April 2011 to an unaffiliated third party skilled nursing facility operator.
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
Employee Medical Insurance. Medical preferred provider option programs are offered as a component of the Company's employee benefits. The Company retains a self-insured amount up to a contractual stop loss amount of $0.3 million deductible for most participants on its preferred provider organization plan. All other employee medical plans are guaranteed cost plans.
A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

	As of December 31, 2012							As of December 31, 2011
	General and Professional		Employee Medical		Workers’ Compensation		Total	General and Professional		Employee Medical		Workers’ Compensation		Total
Current	$5,622	(1)	$2,143	(2)	$4,391	(2)	$12,156	$4,955	(1)	$2,083	(2)	$4,416	(2)	$11,454
Non-current	15,587		—		11,809		27,396	19,042		—		11,525		30,567
	$21,209		$2,143		$16,200		$39,552	$23,997		$2,083		$15,941		$42,021

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.
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

Purchase Commitment
As of December 31, 2012, the Company had no outstanding purchase commitments, except as noted under Leases above.

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
The Company sponsors a defined contribution plan covering substantially all employees who meet certain eligibility requirements. The company did not match employee contributions for the defined contribution plan in 2012 and 2010. In 2011, the Company matched approximately $0.7 million of employee contributions.

16.	Quarterly Financial Information (Unaudited)
The following table summarizes unaudited quarterly financial data for the years ended December 31, 2012 and 2011 (dollars in thousands, except share and per share data):

	Three Months Ended,
	December 31	September 30	June 30	March 31
2012
Revenue	$219,212	$216,623	$217,375	$219,413
Total expense	202,135	199,161	197,772	200,062
Other expenses, net of other income	(8,300)	(8,429)	(13,751)	(8,978)
Income (loss) before provision for income taxes	8,777	9,033	5,852	10,373
Provision (benefit) for income taxes	3,082	2,965	2,355	4,036
Net income (loss)	5,695	6,068	3,497	6,337
Earnings (loss) per share, basic:
Earnings (loss) per share	$0.15	$0.16	$0.09	$0.17
Earnings (loss) per share, diluted:
Earnings (loss) per share	$0.15	$0.16	$0.09	$0.17
Weighted-average common shares outstanding, basic	37,437	37,431	37,400	37,285
Weighted-average common shares outstanding, diluted	37,543	37,503	37,497	37,407

	Three Months Ended,
	December 31	September 30	June 30	March 31
2011
Revenue	$214,086	$216,824	$215,243	$222,280
Total expense	194,260	455,833	189,465	193,069
Other expenses, net of other income	(9,164)	(9,192)	(8,927)	(9,541)
Income (loss) before provision for income taxes	10,662	(248,201)	16,851	19,670
Provision (benefit) for income taxes	3,936	(15,387)	6,467	8,009
Net income (loss)	6,726	(232,814)	10,384	11,661
Earnings (loss) per share, basic:
Earnings (loss) per share	$0.18	$(6.26)	$0.28	$0.31
Earnings (loss) per share, diluted:
Earnings (loss) per share	$0.18	$(6.26)	$0.28	$0.31
Weighted-average common shares outstanding, basic	37,179	37,164	37,154	37,079
Weighted-average common shares outstanding, diluted	37,285	37,164	37,354	37,326

Earnings per basic and diluted share are computed independently for each of the quarters presented based upon basic and diluted shares outstanding per quarter and therefore may not sum to the totals for the year.

(a)	2. Financial Statement Schedule:

SKILLED HEALTHCARE GROUP, INC.
SCHEDULE II—VALUATION ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Transfers to Notes Receivable	Balance at End of Period
Accounts receivable allowances
Year Ended December 31, 2012	$15,238	$7,409	$(7,001)	$—	$15,646
Year Ended December 31, 2011	$17,710	$7,467	$(9,939)	$—	$15,238
Year Ended December 31, 2010	$21,318	$9,617	$(13,050)	$(175)	$17,710
Notes receivable allowances
Year Ended December 31, 2012	$175	$—	$(45)	$—	$130
Year Ended December 31, 2011	$175	$—	$—	$—	$175
Year Ended December 31, 2010	$593	$—	$(593)	$175	$175
 ________________

(1)	Uncollectible accounts written off, net of recoveries