Form 10-Q
period 2013-03-31
Skilled Healthcare Group, Inc.
filed 2013-05-06
CIK 1351051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on May 3, 2013, was:
Class A common stock, $0.001 par value – 23,673,866 shares
Class B common stock, $0.001 par value –15,576,096 shares

Skilled Healthcare Group, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2013

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Skilled Healthcare Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,149	$2,003
Accounts receivable, less allowance for doubtful accounts of $15,534 and $15,646 at March 31, 2013 and December 31, 2012, respectively	112,505	107,245
Deferred income taxes	12,348	11,696
Prepaid expenses	7,335	7,569
Other current assets	10,594	10,312
Total current assets	147,931	138,825
Property and equipment, less accumulated depreciation of $124,068 and $118,141 at March 31, 2013 and December 31, 2012, respectively	367,219	370,745
Leased facility assets, less accumulated depreciation of $4,062 and $3,935 at March 31, 2013 and December 31, 2012, respectively	9,786	9,913
Other assets:
Notes receivable	1,531	2,055
Deferred financing costs, net	5,717	6,355
Goodwill	85,609	85,609
Intangible assets, less accumulated amortization of $4,300 and $4,218 at March 31, 2013 and December 31, 2012, respectively	21,953	22,035
Deferred income taxes	6,182	7,362
Other assets	38,588	39,737
Total other assets	159,580	163,153
Total assets	$684,516	$682,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$51,967	$48,780
Employee compensation and benefits	36,762	42,185
Current portion of long-term debt	13,460	13,338
Total current liabilities	102,189	104,303
Long-term liabilities:
Insurance liability risks	24,994	27,396
Other long-term liabilities	15,047	15,477
Long-term debt, less current portion	438,206	435,629
Total liabilities	580,436	582,805
Commitments and contingencies — Note 7
Stockholders’ equity:
Class A common stock, 175,000 shares authorized, $0.001 par value per share; Issued and outstanding - 23,674 and 22,967 at March 31, 2013 and December 31, 2012, respectively	24	23
Class B common stock, 30,000 shares authorized, $0.001 par value per share; Issued and outstanding - 15,576 at March 31, 2013 and December 31, 2012	16	16
Additional paid-in-capital	377,125	376,027
Accumulated deficit	(273,038)	(276,108)
Accumulated other comprehensive loss	(47)	(127)
Total stockholders’ equity	104,080	99,831
Total liabilities and stockholders’ equity	$684,516	$682,636
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Net patient service revenue	$218,114	$218,659
Leased facility revenue	761	754
	218,875	219,413
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	190,137	183,131
Rent cost of revenue	4,812	4,556
General and administrative	6,455	6,100
Depreciation and amortization	6,219	6,275
	207,623	200,062
Other (expenses) income:
Interest expense	(8,675)	(9,565)
Interest income	112	145
Other (expense) income, net	(30)	(29)
Equity in earnings of joint venture	489	471
Total other (expenses) income, net	(8,104)	(8,978)
Income before provision for income taxes	3,148	10,373
Provision for income taxes	78	4,036
Net income	$3,070	$6,337

Net income per share, basic	$0.08	$0.17
Net income per share, diluted	$0.08	$0.17

Weighted-average common shares outstanding, basic	37,557	37,285
Weighted-average common shares outstanding, diluted	38,034	37,407
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net income	$3,070	$6,337
Other comprehensive income:
Unrealized gain (loss) on interest rate swap, net of income tax expense of $0 for the three months ended March 31, 2012	—	(33)
Unrealized gain (loss) on Investment available for sale, net of income tax (benefit) expense of ($1) and $41 for the three months ended March 31, 2013 and 2012, respectively	(3)	21
Reclassification adjustments:
Interest expense on interest rate swap, net of income tax expense of $52 and $24 for the three months ended March 31, 2013 and 2012	83	114
Other comprehensive income, net of tax	80	102
Comprehensive income	$3,150	$6,439

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$3,070	$6,337
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,219	6,275
Provision for doubtful accounts	2,983	1,775
Non-cash stock-based compensation	1,303	1,163
Excess tax benefits from stock-based payment arrangements	—	242
Amortization of deferred financing costs	638	825
Deferred income taxes	477	793
Amortization of discount on debt	238	144
Changes in operating assets and liabilities:
Accounts receivable	(8,149)	(12,140)
Payments on notes receivable	777	743
Other current and non-current assets	(1,611)	(1,456)
Accounts payable and accrued liabilities	1,973	(1,303)
Employee compensation and benefits	(5,277)	(5,609)
Insurance liability risks	2,206	1,057
Other long-term liabilities	(366)	132
Net cash provided by (used in) operating activities	4,481	(1,022)
Cash Flows from Investing Activities
Additions to property and equipment	(2,401)	(3,475)
Net cash used in investing activities	(2,401)	(3,475)
Cash Flows from Financing Activities
Borrowings under line of credit	89,000	13,500
Repayments under line of credit	(84,000)	(13,500)
Repayments of long-term debt	(3,730)	(1,187)
Excess tax benefits from stock-based payment arrangements	—	(242)
Taxes paid related to net share settlement of equity awards	(204)	(210)
Net cash provided by (used in) financing activities	1,066	(1,639)
Increase (decrease) in cash and cash equivalents	3,146	(6,136)
Cash and cash equivalents at beginning of period	2,003	16,017
Cash and cash equivalents at end of period	$5,149	$9,881
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
	2013	2012
Supplemental cash flow information
Cash paid for:
Interest expense	$7,763	$12,203
Income taxes, net	$(27)	$(32)
Non-cash activities:
Insurance premium financed	$1,187	$1,107
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Description of Business

Current Business
Skilled Healthcare Group, Inc. ("Skilled") is a holding company that owns subsidiary companies that in turn own and operate long-term care facilities and provide a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated wholly-owned companies are collectively referred to as the "Company." As of March 31, 2013, the Company operated facilities in California, Iowa, Kansas, Missouri, Nevada, Nebraska, New Mexico and Texas, including 74 skilled nursing facilities ("SNFs"), which offer sub-acute care, rehabilitative, specialty healthcare, and skilled nursing care, and 22 assisted living facilities ("ALFs"), which provide room and board and assistance with activities of daily living. The Company leases five skilled nursing facilities in California to an unaffiliated third party operator. In addition, through its Hallmark Rehabilitation subsidiary ("Hallmark"), the Company provides a variety of rehabilitative services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, as of March 31, 2013, the Company provided hospice care and home health services in Arizona, California, Idaho, Montana, Nevada and New Mexico. The Company also provides private duty care services in Idaho, Montana, and Nevada. The Company has an administrative services company that provides a full complement of administrative and consultative services that allows affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. The Company currently has one such service agreement with an unrelated skilled nursing facility operator. The Company is also a member in a joint venture located in Texas that provides institutional pharmacy services, which currently serves eight of the Company's SNFs and other facilities unaffiliated with the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 (collectively, the "Interim Financial Statements"), are unaudited. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company's audited consolidated financial statements and notes thereto, updated for Note 3, "Summary of Significant Accounting Policies", to this filing, for the year ended December 31, 2012, which are included in the Company's 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). Management believes that the Interim Financial Statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company's financial position and results of operations and cash flows in all material respects as of the dates and for the periods presented. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year or any other period.
The accompanying Interim Financial Statements include the accounts of Skilled and its consolidated wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Estimates and Assumptions
The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which require the Company to consolidate company financial information and make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to revenue, allowance for doubtful accounts, self-insured liability risks, income taxes, valuation of contingent consideration and impairment of long-lived assets and goodwill. Actual results could differ materially from those estimates. There was a $3.2 million increase in insurance expense in the three months ended March 31, 2013 due to an increase in the reserves on professional liability claims from prior years.  While there can be no certainty regarding future emergence of reserves on professional liability claims, this is not expected to become a trend.
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Overall payments made by Medicare for hospice services are subject to an annual cap amount on a per hospice agency basis. Total Medicare payments received for services rendered during the applicable Medicare hospice cap year by each Medicare-certified agency during this period are compared to the cap amount for the relevant period. Payments in excess of the cap are subject to recoupment by Medicare. For the three months ended March 31, 2013 and 2012, the Company recorded hospice Medicare cap adjustments of $1.4 million and $0.6 million, respectively, as adjustments to revenue. Of the $1.4 million hospice cap reserves recorded in the three months ended March 31, 2013, $1.2 million was related to the 2012 cap year and $0.2 million was related to the 2011 cap year. As of March 31, 2013 there has been no accrual for hospice cap reserves for the 2013 cap year.
Information regarding the Company's significant accounting policies is contained in Note 3 - "Summary of Significant Accounting Policies" in the Company's 2012 Annual Report on Form 10-K filed with the SEC.
Notes Receivable
As of March 31, 2013 and December 31, 2012, net notes receivable were approximately $4.3 million and $5.2 million, respectively, of which $2.8 million and $3.1 million was reflected as current assets as of March 31, 2013 and December 31, 2012, with the remaining balances reflected as long-term assets. Interest rates on these notes approximated market rates as of the date the notes were originated.
As of March 31, 2013, two of the Company's rehabilitation therapy services business customers were responsible for $4.3 million, or 100%, of the net notes receivable balance. These notes receivable, as well as the trade receivables from these customers, are secured by the assets of the customers as well as a personal guaranty by the principal owners of the customers. As of March 31, 2013, these two customers represented $11.3 million, or 48.9% of the net accounts receivable for the Company's rehabilitation therapy services business and approximately $11.2 million, or 41.5%, of the external revenue of the rehabilitation therapy services business for the three months ended March 31, 2013.
As of March 31, 2013 and December 31, 2012, the Company also had a note receivable of $0.2 million which had an allowance for uncollectibility of $0.2 million and $0.1 million, respectively.
Recent Accounting Pronouncements
In November 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, ("ASU 2011-11"). This ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The adoption of ASU 2011-11 becomes effective for the Company's interim and annual periods beginning on or after January 1, 2013. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
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
Basic net income per share was computed by dividing net income by the weighted-average number of outstanding shares for the period. Dilutive earnings per share is computed by dividing net income plus the effect of assumed conversions (if applicable) by the weighted-average number of outstanding shares after giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and convertible preferred stock, if any. The following table sets forth the computation of basic and diluted net income per share of Class A common stock and Class B common stock for the three months ended March 31, 2013 and 2012 (amounts in thousands, except per share data):

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Class A	Class B	Total	Class A	Class B	Total
Net Income per share, basic
Numerator:
Allocation of net income	$1,797	$1,273	$3,070	$3,458	$2,879	$6,337
Net Income per share, diluted
Numerator:
Allocation of net income	$1,813	$1,257	$3,070	$3,468	$2,869	$6,337
Denominator for basic and diluted net income per share:
Weighted average common shares outstanding, basic	21,981	15,576	37,557	20,348	16,937	37,285
Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	477	—	477	122	—	122
Adjusted weighted-average common shares outstanding, diluted	22,458	15,576	38,034	20,470	16,937	37,407

Net income per share, basic	$0.08	$0.08	$0.08	$0.17	$0.17	$0.17

Net income per share, diluted	$0.08	$0.08	$0.08	$0.17	$0.17	$0.17
The following were excluded from the weighted-average diluted shares computation for the three months ended March 31, 2013 and 2012, as their inclusion would have been anti-dilutive (shares in thousands):

	Three Months Ended March 31,
	2013	2012
Options to purchase common shares	584	464
Non-vested common shares	4	850
Total excluded	588	1,314

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
At March 31, 2013, LTC services included 74 wholly-owned SNF operating companies that offer post-acute, rehabilitative custodial and specialty skilled nursing care, as well as 22 wholly-owned ALF operating companies that provide room and board and social services. Therapy services included rehabilitative services such as physical, occupational and speech therapy provided in the Company's facilities and in unaffiliated facilities. Hospice and home health services were provided by the Company's wholly-owned subsidiaries to patients.
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
The following table sets forth selected financial data consolidated by business segment (dollars in thousands):

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Three months ended March 31, 2013
Net patient service revenue from external customers	$164,946	$27,074	$26,094	$—	$—	$218,114
Leased facility revenue	761	—	—	—	—	761
Intersegment revenue	508	15,205	—	—	(15,713)	—
Total revenue	$166,215	$42,279	$26,094	$—	$(15,713)	$218,875
Operating income (loss)	$12,250	$2,954	$2,703	$(6,655)	$—	$11,252
Interest expense, net of interest income						(8,563)
Other expense						(30)
Equity in earnings of joint venture						489
Income before provision for income taxes						$3,148
Depreciation and amortization	$5,611	$177	$239	$192	$—	$6,219
Segment capital expenditures	$2,197	$23	$130	$51	$—	$2,401
Adjusted EBITDA	$17,831	$3,131	$2,993	$(6,025)	$—	$17,930
Adjusted EBITDAR	$22,183	$3,131	$3,445	$(6,017)	$—	$22,742
Three months ended March 31, 2012
Net patient service revenue from external customers	$166,338	$26,115	$26,206	$—	$—	$218,659
Leased facility revenue	754	—	—	—	—	754
Intersegment revenue	754	15,982	—	—	(16,736)	—
Total revenue	$167,846	$42,097	$26,206	$—	$(16,736)	$219,413
Operating (loss) income	$18,138	$2,948	$4,531	$(6,266)	$—	$19,351
Interest expense, net of interest income						(9,420)
Other expense						(29)
Equity in earnings of joint venture						471
Income before provision for income taxes						$10,373
Depreciation and amortization	$5,671	$168	$277	$159	$—	$6,275
Segment capital expenditures	$2,405	$277	$203	$590	$—	$3,475
Adjusted EBITDA	$23,780	$3,116	$4,868	$(5,696)	$—	$26,068
Adjusted EBITDAR	$28,014	$3,116	$5,182	$(5,688)	$—	$30,624

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of Adjusted EBITDA and Adjusted EBITDAR to net income is as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Adjusted EBITDAR	$22,742	$30,624
Rent cost of revenue	(4,812)	(4,556)
Adjusted EBITDA	17,930	26,068
Depreciation and amortization	(6,219)	(6,275)
Interest expense	(8,675)	(9,565)
Interest income	112	145
Provision for income taxes	(78)	(4,036)
Net income	$3,070	$6,337
The following table presents the segment assets as of March 31, 2013 compared to December 31, 2012 (dollars in thousands):

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Total
March 31, 2013:
Segment total assets	$468,457	$54,224	$102,461	$59,374	$684,516
Goodwill and intangibles included in total assets	$1,601	$23,693	$82,268	$—	$107,562
December 31, 2012:
Segment total assets	$471,129	$52,559	$103,800	$55,148	$682,636
Goodwill and intangibles included in total assets	$1,670	$23,693	$82,281	$—	$107,644

5. Property and Equipment
Property and equipment consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Land and land improvements	$64,983	$64,983
Buildings and leasehold improvements	333,314	331,316
Furniture and equipment	85,169	83,949
Construction in progress	7,821	8,638
	491,287	488,886
Less accumulated depreciation	(124,068)	(118,141)
	$367,219	$370,745

Leased facility assets consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Leased facility assets	13,848	13,848
Less accumulated depreciation	(4,062)	(3,935)
	9,786	9,913

The Company began leasing five skilled nursing facilities in California to an unaffiliated third party operator in April 2011 and signed a 10-year lease with two 10-year extension options exercisable by the lessee.

6. Income Taxes

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three months ended March 31, 2013, the Company recorded an income tax expense of $0.1 million representing an effective tax rate of 2.48%. The effective tax rate was less than the statutory rate primarily due to a $1.2 million benefit from the resolution and ultimate disposition of remaining funds related to the 2010 settlement of the Humboldt County Action, see Note 7, "Commitments and Contingencies - Legal Matters," for additional detail, and $0.4 million benefit related to increased Work Opportunity Tax Credits as a result of retroactive reinstatement of that program with the enactment of the American Taxpayer Relief Act of 2012, partially offset by additional tax expense in the amount of $0.3 million related to stock based compensation.

7. Commitments and Contingencies
Legal Matters
Humboldt County Litigation
In connection with the September 2010 settlement of the class action litigation against Skilled and certain of its subsidiaries related to, among other matters, alleged understaffing at certain California skilled nursing facilities operated by Skilled's subsidiaries (the "Humboldt County Action"), Skilled and its defendant subsidiaries (collectively, the "Defendants”) entered into settlement agreements with the plaintiffs and intervenor and agreed to an injunction. The settlement was approved by the Superior Court of California, Humboldt County on November 30, 2010. Under the terms of the settlement agreements, the defendant entities deposited a total of $50.0 million into escrow accounts to cover settlement payments to class members, notice and claims administration costs, reasonable attorneys' fees and costs and certain other payments, including $5.0 million to settle certain government agency claims and potential government claims that may arise. Of the $5.0 million provided for such government claims, $1.0 million was initially released by the court to the Humboldt County Treasurer-Tax Collector on behalf of the People of the State of California for their release of the Defendants. The remaining $4.0 million was available for the settlement and releases by the California Attorney General and certain other District Attorneys. However, in the event that any of these government authorities were to instead file certain actions against the Defendants by the second anniversary of the effective date of the settlement agreement, which occurred in February 2013, the entire $4.0 million would have reverted to the Defendants upon their request to the Settlement Administrator. No such actions were filed, however, resulting in an additional $1.0 million distribution to the Humboldt County District Attorney's Office and the remaining $3.0 million will be distributed to the class settlement fund, as required by the settlement agreement.
In addition to the payments to the Humboldt County Treasurer-Tax Collector on behalf of the People of the State of California, the court also approved payments from the escrow of up to approximately $24.8 million for attorneys' fees and costs and $10,000 to each of the three named plaintiffs.  Pursuant to the injunction, the twenty-two Defendants that operated California nursing facilities were required to provide specified nurse staffing levels, comply with specified state and federal laws governing staffing levels and posting requirements, and provide reports and information to a court-appointed auditor. The injunction was to remain in effect for a period of twenty-four months unless extended for additional three-month periods as to those Defendants that may be found in violation. Defendants demonstrating compliance for an eighteen-month period that ended September 30, 2012 were permitted to petition for early termination of the injunction. The Defendants were required to demonstrate over the term of the injunction that the costs of the injunction met a minimum threshold level pursuant to the settlement agreement, which level, initially $9.6 million, was reduced by the portion attributable to any Defendant in the case that no longer operated a skilled nursing facility during the injunction period.
In April 2011, five of the subsidiary Defendants transferred their operations to an unaffiliated third party skilled nursing facility operator (the “Former Humboldt County Facilities”). On November 14, 2012, the Defendants filed a motion to terminate the injunction and vacate the final judgment in the Humboldt County Action. Based upon compliance with the injunction through the requisite eighteen-month period, on December 21, 2012, the Superior Court of California, Humboldt County granted the Defendants' motion for early termination of the injunction, and the injunction has now ended with respect to the 17 California nursing facilities that the subsidiary Defendants still operate. In its order, the court determined that the injunction termination did not apply to the Former Humboldt County Facilities. However, the 2010 court-approved stipulation and order establishing the injunction provides that the injunction applies to the named defendants and any successor licensees of the applicable nursing facilities, but only if those successor licensees are affiliates of the named defendants. As noted above, the Former Humboldt County Facilities have been operated by an unaffiliated third party since April 2011. Therefore, under the terms of the injunction it does not apply to the Former Humboldt County Facilities unless an affiliate of the Defendants operates them. Pursuant to the BMFEA matter discussed below the California theories in this context were released in February 2013.
In the course of ongoing communications with the California Attorney General's Bureau of Medi-Cal Fraud & Elder Abuse ("BMFEA") related to the BMFEA matter discussed below, representatives of the California Attorney General and the U.S. Department of Justice indicated an interest in pursuing an action under the False Claims Act ("FCA") and certain other legal theories based upon the jury findings of understaffing in the Humboldt County Action. While the Company continues to

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

cooperate with the government's evaluation of the matter, the Company views the government's apparent legal theories, including the False Claims Act theories, as lacking support in the established case law and intends to vigorously defend any such action if brought.
BMFEA Matter
On April 15, 2009, two of Skilled's wholly-owned companies, Eureka Healthcare and Rehabilitation Center, LLC (“EHRC”), which at the time operated Eureka Healthcare and Rehabilitation Center (the "Facility"), and Skilled Healthcare, LLC (“SHC”), the administrative services provider for the Facility, were served with a search warrant that related to an investigation of the Facility by the BMFEA. The search warrant related to, among other things, records, property and information regarding certain enumerated patients of the Facility and covered the period from January 1, 2007 through the date of the search. On October 31, 2012, the BMFEA filed a criminal complaint (the “BMFEA Action”) in California Superior Court, Humboldt County against EHRC, SHC and Skilled alleging elder endangerment in nine misdemeanor counts under Penal Code Section 368(c) and two felony counts under Penal Code Section 368(b)(1) related to the care of certain patients at the Facility in 2008. No individuals were named as defendants in the complaint. The Company disputed the BMFEA's theories of alleged criminal liability and vigorously defended the action. The charges filed by the BMFEA, if proven, would have carried fines of up to $6,000 for each of the two felony counts and $2,000 for each of the nine misdemeanor counts. Convictions could also lead to exclusion from participation in federal healthcare programs under federal laws such as the Federal False Claims Act and the Civil Monetary Penalty Law, which could be materially adverse to Skilled's business. EHRC transferred its operations in April 2011 to an unaffiliated third party skilled nursing facility operator, and has not had any ongoing operations since that time.
On February 15, 2013, the parties reached a mutually satisfactory settlement of the BMFEA Action. Pursuant to the settlement: (i) Skilled and SHC were dismissed from the case with prejudice; (ii) EHRC pled no contest to a single misdemeanor count of elder endangerment under Penal Code Section 368(c) and agreed to pay a statutory fine of $680, pay $145,000 to the California Attorney General for its costs of investigation, and to serve two (2) years of summary probation; and (iii) the California Attorney General granted Skilled, SHC, and twenty-five (25) of their affiliates who currently or formerly operated skilled nursing facilities in California, a release of any potential liability to the California Attorney General under certain civil statutes based upon conduct occurring through the effective date of the settlement (including the FCA theories discussed under Humboldt County Litigation above). The court accepted EHRC's misdemeanor plea and the other relevant terms of the settlement on February 15, 2013. Notwithstanding EHRC's no contest plea to the single misdemeanor charge, the Company, SHC and EHRC continue to deny any liability for the allegations in the BMFEA Action.

Pursuant to the settlement, Skilled, SHC and their twenty (20) affiliated current California skilled nursing facility operators also agreed to a 2-year staffing agreement (the “2013 Staffing Agreement”) with the California Attorney General that essentially continues the requirements of the staffing-related injunction that was in effect until December 2012 as a result of the September 2010 settlement of the Humboldt County Action. Similar to the former staffing-related injunction, the 2013 Staffing Agreement requires the applicable nursing facility operators to provide a minimum of 3.2 nursing hours per patient day as required by applicable California law and to adhere to related legal requirements, as well as to submit to periodic compliance audits of the same. Unlike the former staffing-related injunction, however, the 2013 Staffing Agreement does not provide for early termination based on demonstrated compliance and does not contain a minimum spend requirement. The Company does not believe that the 2013 Staffing Agreement will require it or its affected affiliates to incur any material staffing or other costs beyond what they would otherwise incur in the ordinary course of business.
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
Workers' Compensation. The Company has maintained workers' compensation insurance as statutorily required. Most of its commercial workers' compensation insurance purchased is loss sensitive in nature, except as noted below. As a result, the Company is responsible for adverse loss development. Additionally, the Company self-insures the first unaggregated $1.0 million per workers' compensation claim for all California, New Mexico and Nevada skilled nursing and assisted living businesses. The Company has elected not to carry workers' compensation insurance in Texas and it may be liable for negligence claims that are asserted against it by its Texas-based employees. For the policy periods up to December 31, 2011, the Company has purchased guaranteed cost policies for its Kansas, Missouri, Iowa and Nebraska skilled nursing and assisted living businesses, as well as all of its hospice and home health businesses. There are no deductibles associated with these

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

programs. Since January 1, 2013, the Company self-insures the first $0.5 million for these businesses. The Company recognizes a liability in its interim consolidated financial statements for its estimated self-insured workers' compensation risks. Historically, estimated liabilities have been sufficient to cover actual claims.
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
Effective September 1, 2011, the Company purchased excess liability policies with $25.0 million per loss and annual aggregate limits for claims in excess of $1.0 million per loss for all businesses. Effective September 1, 2011, the Company also self-insures professional liability claims at its California based SNF subsidiaries through its wholly-owned offshore captive insurance company, Fountain View Reinsurance, Ltd., for claims up to $1.0 million. Effective September 1, 2012, the Company self-insures professional liability claims for all of its SNF and ALF subsidiaries through its wholly-owned off shore captive company for claims up to $1.0 million.
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
A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

	As of March 31, 2013:							As of December 31, 2012
	General and Professional		Employee Medical		Workers’ Compensation		Total	General and Professional		Employee Medical		Workers’ Compensation		Total
Current	$6,828	(1)	$2,318	(2)	$5,299	(2)	$14,445	$5,622	(1)	$2,143	(2)	$5,328	(2)	$13,093
Non-current	13,302		—		11,692		24,994	15,587		—		11,809		27,396
	$20,130		$2,318		$16,991		$39,439	$21,209		$2,143		$17,137		$40,489

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.
Hallmark Indemnification
Hallmark, the Company's rehabilitation services subsidiary, provides physical, occupational and speech therapy services to various unaffiliated skilled nursing facilities. These unaffiliated skilled nursing facilities are reimbursed for these services from the Medicare Program and other third-party payors. Hallmark has indemnified these unaffiliated skilled nursing facilities from a portion of certain disallowances of these services. Additionally, to the extent a Recovery Audit Contractor ("RAC") or other regulatory authority or contractor is successful in making a claim for recoupment of revenue from any of these skilled nursing facilities, Hallmark will typically be required to indemnify them against their charges associated with this loss. No material indemnification payments were required to be made in three months ended March 31, 2013 or 2012.
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Stockholders' Equity
Accumulated Other Comprehensive Income
Accumulated other comprehensive income refers to gains and losses that are recorded as an element of stockholders' equity but are excluded from net income. The Company's other comprehensive income consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges and gains and losses from investments available for sale. Details of other comprehensive income are included in the Company's Statement of Comprehensive Income.

2007 Incentive Award Plan
There were no new stock options granted in the three months ended March 31, 2013. There were 106,748 new stock options granted in the three months ended March 31, 2012.
The fair value of the stock option grants for the three months ended March 31, 2012 was estimated on the dates of the grants using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2013	2012
Risk-free interest rate	n/a	1.75%
Expected Life	n/a	6.25 years
Dividend yield	n/a	—%
Volatility	n/a	70.81%
Weighted-average fair value	n/a	$5.44
There were no options exercised during the three months ended March 31, 2013 or 2012. As of March 31, 2013, there was $0.8 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 1.6 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company's expectations.
The following table summarizes stock option activity during the three months ended March 31, 2013 under the Skilled Healthcare Group, Inc. Amended and Restated 2007 Incentive Award Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	1,122,195	$8.83
Granted	—	$—
Exercised	—	$—
Forfeited or cancelled	—	$—
Outstanding at March 31, 2013	1,122,195	$8.83	6.49	$293
Fully vested and expected to vest at March 31, 2013	1,106,696	$8.86	6.47	$290
Exercisable at March 31, 2013	857,259	$9.37	6.13	$220
Aggregate intrinsic value represents the value of Skilled's closing stock price on the New York Stock Exchange on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.

Compensation related to stock option grants and stock awards included in general and administrative expenses was $0.8 million for the three months ended March 31, 2013 and 2012. The amount of compensation included in cost of services was $0.5 million and $0.4 million for the three months ended March 31, 2013 and 2012.

9. Fair Value Measurements

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table summarizes the valuation of the Company’s interest rate hedge transaction and contingent consideration as of March 31, 2013 (dollars in thousands):

	March 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate hedges	$—	$(143)	$—	$—	$(277)	$—
Available for sale securities	$—	$1,067	$—	$—	$1,070	$—
Contingent consideration – acquisitions	$—	$—	$6,021	$—	$—	$6,238
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
The Company's wholly-owned offshore captive insurance company is required by regulatory agencies to set aside assets to comply with the laws of the jurisdiction in which it operates. These assets consist of restricted cash and available for sale securities, which are included in other assets in the Company's consolidated March 31, 2013 balance sheet. The Company's available for sale securities are U.S. government securities with an amortized cost basis and aggregate fair value of $1.0 million and $1.1 million, respectively, as of March 31, 2013. Net unrealized loss included in other comprehensive income on the Company's available for sale securities was negligible for the three months ended March 31, 2013.
On May 1, 2010, the Company acquired substantially all of the assets of five Medicare-certified hospice companies and four Medicare-certified home health companies located in Arizona, Idaho, Montana and Nevada (which is sometimes referred to herein as the "Hospice/Home Health Acquisition"). As part of the purchase agreement, the purchase consideration included cash, promissory notes, contingent consideration, and deferred cash payments. The contingent consideration arrangement requires the Company to pay contingent payments should the acquired operations achieve certain financial targets based on EBITDA of the acquired businesses, as defined in the acquisition agreement, which was filed as Exhibit 2.1 to the Company’s Report on Form 10-Q filed with the SEC on May 4, 2010. The contingent consideration is up to $7.0 million over a period of 5 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The contingent consideration was recorded at the date of acquisition in the amount of $4.9 million. As of March 31, 2013, the contingent consideration had a fair value of $3.9 million. The change represents amounts accreted less a $2.8 million payment to the seller. This is included in the Company’s accounts payable and accrued liabilities and other long-term liabilities on the balance sheet. The change in fair value related to the contingent consideration is included in the Company's depreciation and amortization on the statements of operations. There has been no change in the valuation technique of the contingent consideration from December 31, 2012 to March 31, 2013.
On July 1, 2011, a wholly-owned subsidiary of the Company acquired Altura Homecare & Rehab ("Altura"). The acquisition includes contingent earn-out consideration which can be earned based on the acquired business's achievement of an EBITDA threshold. The contingent consideration is up to $1.5 million over a period of 3 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of the earn-out at the acquisition date and at March 31, 2013 was $0.9 million which reflects payments of $0.5 million to the seller.
On October 24, 2011, wholly-owned subsidiaries of the Company acquired substantially all of the assets of Cornerstone Hospice, Inc. ("Cornerstone"). The acquisition includes contingent earn-out consideration which can be earned based on the

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

acquired business's achievement of an EBITDA threshold. The contingent consideration is up to $1.5 million over a period of 5 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of the earn-out at the acquisition date and at March 31, 2013 was $1.1 million which reflects a $0.3 million payment to the seller.
On May 13, 2012, a wholly-owned subsidiary of the Company acquired substantially all of the assets of A Better Care Home Health, Inc. ("ABC"). The acquisition includes contingent earn-out consideration which can be earned based on the acquired operations' achievement of an EBITDA threshold. The contingent consideration spans 3 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of the earn-out at the acquisition date and at March 31, 2013 was $0.1 million.
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
Below is a table listing the Level 3 rollforward as of March 31, 2013 (in thousands):

Level 3 Rollforward
Value at January 1, 2013	$6,238
Change in fair value	83
Payout	(300)
Value at March 31, 2013	$6,021
Long Term Debt
At March 31, 2013 and December 31, 2012, the fair value of the Company's term loan, due in 2016 and the revolving credit facility, due in 2015, using the Level 2 inputs, was approximately $460.6 million and $456.1 million, respectively. The carrying value of the debt at March 31, 2013 and December 31, 2012 was $451.7 million and $449.0 million, respectively. Fair value was estimated based on current yield rates plus the Company's estimated credit spread available for loan products with similar terms and maturities.

10. Debt
The Company’s long-term debt is summarized as follows (dollars in thousands):

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of March 31, 2013	As of December 31, 2012
Revolving Credit Facility due 2015, interest rate comprised of LIBOR plus 4.50% or 4.74% at March 31, 2013	$33,000	$25,000
Revolving Credit Facility due 2015, interest rate comprised of the Prime rate of 3.25% plus 3.50%, or 6.75% at March 31, 2013	7,000	10,000
Term Loan, due 2016, interest rate based on LIBOR (subject to a 1.50% floor) plus 5.25%, or 6.75% at March 31, 2013; collateralized by substantially all assets of the Company	408,979	411,600
Term Loan original issue discount	(2,775)	(3,013)
Note payable due December 2018, interest rate fixed at 6.50%, payable in monthly installments, collateralized by a first priority deed of trust	1,079	1,118
Hospice/Home Health Acquisition note, interest rate fixed at 6.00%, due November 1, 2014	1,486	1,483
Insurance premiums financed	2,237	2,119
Other	660	660
Total long-term debt	451,666	448,967
Less amounts due within one year	(13,460)	(13,338)
Long-term debt, net of current portion	$438,206	$435,629

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
The incremental senior secured term loan bears interest, at our option, at the London Interbank Offered Rate ("LIBOR") (subject to a floor of 1.50%) plus a margin of 5.25% or the prime rate (subject to a floor of 2.50%) plus a margin of 4.25%. As part of the refinancing, the interest rate on the existing senior secured term loan was amended to match the interest rate of the incremental senior secured term loan. The interest rate on the existing revolving credit facility was also amended to be, at the Company's option, LIBOR plus a margin of between 4.25% and 4.50% (based upon consolidated senior leverage) or the prime rate plus a margin of between 3.25% and 3.50% (based upon consolidated senior leverage). There is no longer a LIBOR or prime rate floor with respect to the revolving credit facility. Pursuant to the Restated Credit Agreement, the quarterly term loan amortization payments increased to $2.6 million beginning June 30, 2012 compared to $0.9 million under the Prior Credit Agreement. Additionally, the maximum portion of the annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement) to be applied to term debt reductions increased to 75% from 50%, subject to stepdowns to 50% and 25% based on consolidated leverage. The Company also increased its ability to refinance a portion of its credit facility with U.S. Department of Housing and Urban Development ("HUD") insured debt up to $250 million, subject to certain credit facility covenants. The Company has received the formal portfolio conditional credit approval from HUD for up to an aggregate of $460 million in HUD insured loans secured by up to 78 facilities under HUD's Section 232 loan program, which provides loans for nursing homes, assisted living and related facilities. Any HUD insured borrowings beyond $250 million would necessitate either refinancing the senior secured credit facility in full or otherwise seeking a waiver or amendment from the senior secured lenders. The Company has not yet determined the amount of borrowings it will ultimately seek under the HUD insured loan program, and all loan applications will be subject to further review and approval by HUD. Furthermore, there can be no assurance that the Company will ultimately be approved for and close any HUD insured loans, what the timing of any approvals or closings would be, or what the interest rates on any HUD insured loans would be. The HUD approval process is subject to a number of contingencies, many of which are out of the Company's control. The Restated Credit Agreement requires that all of the net proceeds from any HUD insured loans be used to pay down the term portion of the Company's senior secured credit facility.
The Company expensed fees paid in connection with the refinancing of the Prior Credit Agreement in the amount of $2.0 million in conjunction with the amended senior secured credit facility. Substantially all of the Company's assets are pledged as collateral under the senior secured credit facility. Amounts borrowed under the senior secured term loan may be prepaid at any

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Under the senior secured credit facility, the Company must maintain compliance with specified financial covenants measured on a quarterly basis. The senior secured credit facility also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the senior secured credit facility, subject to certain exceptions and minimum thresholds, the Company is required to apply all of the proceeds from any issuance of debt, as much as half of the proceeds from any issuance of equity, as much as 75% of the Company's annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement), and amounts received in connection with any sale of the Company's assets to repay the outstanding amounts under the Restated Credit Agreement. The Company believes that it is in compliance with its debt covenants as of March 31, 2013. As of March 31, 2013, the fixed charge coverage ratio was 2.5, which compares to a minimum requirement of 1.75 and the leverage ratio was 4.5, as compared to an allowed maximum of 4.75.
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
Other Debt
The Company issued $10.0 million of promissory notes as part of the purchase consideration for the Hospice/Home Health Acquisition. The notes bear interest at 6.0% with $2.0 million of principal due annually beginning November 1, 2010. During 2012, the notes were substantially paid down leaving a remaining balance of $1.5 million at December 31, 2012. The promissory notes are payable to the selling entities, of which the President and Chief Operating Officer, and the Senior Vice President, of Signature Hospice & Home Health, LLC are significant shareholders. Signature Hospice & Home Health, LLC is a consolidated subsidiary of Skilled holding 100% interests in the operating companies for the Hospice/Home Health Acquisition. The promissory notes were retired in April 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition as of the dates and for the periods presented. Historical results may not indicate future performance. Our forward-looking statements, which reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 and our subsequent reports on Form 10-Q and Form 8-K filed with the Securities and Exchange Commission (the “SEC”). As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our,” and “us” refer to Skilled Healthcare Group, Inc. and its wholly-owned subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this report.
Business Overview
Skilled Healthcare Group, Inc. ("Skilled") is a holding company that owns subsidiary companies that in turn own and operate skilled nursing facilities, assisted living facilities, hospices, home health providers and a rehabilitation therapy business. As used in this report, the terms "we," "us," "our" and the "Company," and similar terms, refer collectively to Skilled and its consolidated wholly-owned subsidiaries, unless the context requires otherwise. We have an administrative service company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services. We currently also have one such service agreement with an unaffiliated skilled nursing facility operator. All of our subsidiaries focus on providing high-quality care to the people we serve, and our skilled nursing facility subsidiaries, which comprise the largest portion of our consolidated business, have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of March 31, 2013, we owned or leased 74 skilled nursing facilities and 22 assisted living facilities, together comprising 10,413 licensed beds. We also lease five skilled nursing facilities in California to an unaffiliated third party operator. Our skilled nursing and assisted living facilities are located in California, Texas, Iowa, Kansas, Missouri, Nebraska, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. We owned 77% of these facilities as of March 31, 2013. As of March 31, 2013 we provided hospice and home health services in Arizona, California, Idaho, Montana, Nevada, and New Mexico. We also provided private duty care services in Idaho, Montana, and Nevada. For the three months ended March 31, 2013, we generated approximately 72% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, hospice care and home health services.

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
The Budget Control Act of 2011, enacted on August 2, 2011, increased the United States debt ceiling in connection with deficit reductions over the next ten years. Under the Budget Control Act of 2011, $1.2 trillion in domestic and defense spending reductions were automatically set to begin February 1, 2013, split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. As discussed below, the American Taxpayer Relief Act of 2012 (the “Taxpayer Relief Act”) subsequently delayed by two months the automatic budget sequestration cuts established by the Budget Control Act of 2011. The automatic 2% reduction on each claim submitted to Medicare will begin on April 1, 2013. Reductions to Medicare and Medicaid reimbursement resulting from the Budget Control Act of 2011 could have a material adverse effect on the Company's business, financial position, results of operations and liquidity.
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
July 27, 2012, CMS issued a final rule providing for, among other things, a net 1.8% increase in PPS payments to skilled nursing facilities for CMS's fiscal year 2013 (which began October 1, 2012 and runs through September 30, 2013) as compared to PPS payments in CMS's fiscal year 2012 (which ended September 30, 2012). The 1.8% increase was on a net basis, after the application of a 2.5% market basket increase, and reduced by a 0.7% multi-factor productivity adjustment required by PPACA. After our wage index adjustment, our net increase was 1.7%.
In July 2012, CMS issued its final rule for hospice services for its 2013 fiscal year. The rule includes a market basket increase of 2.6% less a 0.3% reduction in the market basket as a result of the PPACA and a 0.7% reduction due to productivity adjustment. After our wage index adjustment, our net increase was 0.9%.
On May 1, 2013, the Centers for Medicare & Medicaid Services ("CMS") proposed an increase of 1.4% in PPS payments to skilled nursing facilities for CMS's fiscal year 2014 (which begins October 1, 2013) as compared to the PPS payments in CMS's fiscal year 2013 (which ends September 30, 2013). The proposed 1.4% increase is on a net basis, after the application of a 2.3% market basket increase reduced by a 0.5% forecast error correction and further reduced by 0.4% multi-factor productivity adjustment required by the Patient Protection and Affordable Care Act of 2010 ("PPACA").
The American Taxpayer Relief Act of 2012 (the “ATRA”) was enacted on January 2, 2013. As noted above, the ATRA delayed by two months the automatic budget sequestration cuts established by the Budget Control Act of 2011. The ATRA also extended the therapy cap exception process for one year. The ATRA also made additional changes to the Multiple Procedure Payment Reduction ("MPPR") previously implemented in 2010. The existing discount to multiple therapy procedures performed in an outpatient environment during a single day was 25%. Effective April 1, 2013, ATRA increased the discount by an additional 25% to 50%. We believe that the new rules related to MPPR will reduce our revenue by $3 million to $4 million on an annual basis.
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

•
Enhanced CMPs and Escrow Provisions. PPACA includes expanded civil monetary penalty ("CMP") and related provisions applicable to all Medicare and Medicaid providers. CMS rules adopted to implement applicable provisions of PPACA also provide that assessed CMPs may be collected and placed in whole or in part into an escrow pending final disposition of the applicable administrative and judicial appeals processes. To the extent our businesses are assessed large CMPs that are collected and placed into an escrow account pending lengthy appeals, such actions could adversely affect our liquidity and results of operations.

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

•
Suspension of Payments During Pending Fraud Investigations. PPACA provides the federal government with expanded authority to suspend Medicare and Medicaid payments if a provider is investigated for allegations or issues of fraud. This suspension authority creates a new mechanism for the federal government to suspend both Medicare and Medicaid payments for allegations of fraud, independent of whether a state exercises its authority to suspend Medicaid payments pending a fraud investigation. To the extent the suspension of payments provision is applied to one of our businesses for allegations of fraud, such a suspension could adversely affect our liquidity and results of operations.

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

•
Health Care-Acquired Conditions. PPACA provides that the Secretary of Health and Human Services must prohibit payments to states for any amounts expended for providing medical assistance for certain medical conditions acquired during the patient's receipt of health care services. The CMS regulation implementing this provision of PPACA prohibits states from making payments to providers under the Medicaid program for conditions that are deemed to be reasonably preventable. It uses Medicare's list of preventable conditions in inpatient hospital settings as the base (adjusted for the differences in the Medicare and Medicaid populations) and provides states the flexibility to identify additional preventable conditions and settings for which Medicaid payment will be denied.

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
The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2013		2012
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$157,661	72.0%	$158,983	72.5%	$(1,322)	(0.8)%
Assisted living facilities	7,126	3.3	6,914	3.2	212	3.1
Administration of third party facility	159	0.1	441	0.2	(282)	(63.9)
Facility lease revenue	761	0.3	754	0.3	7	0.9
Total long-term care services	165,707	75.7	167,092	76.2	(1,385)	(0.8)
Therapy services:
Third-party rehabilitation therapy services	27,074	12.4	26,115	11.9	959	3.7
Total therapy services	27,074	12.4	26,115	11.9	959	3.7
Hospice & home health services:
Hospice	18,983	8.7	19,754	9.0	(771)	(3.9)
Home Health	7,111	3.2	6,452	2.9	659	10.2
Total hospice & home health services	26,094	11.9	26,206	11.9	(112)	(0.4)
Total	$218,875	100.0%	$219,413	100.0%	$(538)	(0.2)%
Sources of Revenue
The following table sets forth revenue consolidated by state in dollars and as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2013		2012
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$88,969	40.7%	$88,228	40.2%
Texas	45,012	20.6	45,660	20.8
New Mexico	24,273	11.1	24,601	11.2
Kansas	15,405	7.0	15,703	7.2
Missouri	15,083	6.9	15,120	6.9
Nevada	14,946	6.8	15,348	7.0
Arizona	4,388	2.0	3,998	1.8
Montana	3,552	1.6	3,641	1.7
Idaho	2,732	1.2	2,423	1.1
Iowa	2,554	1.2	2,927	1.3
Nebraska	1,481	0.7	859	0.4
Other	480	0.2	905	0.4
Total	$218,875	100.0%	$219,413	100.0%
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
Leased Facility Revenue. We lease five skilled nursing facilities in California to an unaffiliated third party operator. For additional information on the lease arrangement, see Note 5 - "Property and Equipment" to the interim consolidated financial statements.
Therapy Services Segment
As of March 31, 2013, we provided rehabilitation therapy services to a total of 193 healthcare facilities, including 64 of our facilities, as compared to 188 facilities, including 64 of our facilities, as of March 31, 2012. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. The net increase of 5 facilities serviced was comprised of 19 new facilities serviced, net of 14 cancellations. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered. As of March 31, 2013, we provided rehabilitation therapy services to facilities in California, Nevada, New Mexico, Texas, Missouri, Nebraska, Iowa, and Indiana.
Hospice and Home Health Services Segment
Hospice. As of March 31, 2013, we provided hospice care in Arizona, California, Idaho, Montana, Nevada and New Mexico. We derive substantially all of the revenue from our hospice business from Medicare and managed care reimbursement.
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
Home Health. We provided home health care in Arizona, California, Idaho, Montana, Nevada and New Mexico as of March 31, 2013. We derive the majority of the revenue from our home health business from Medicare. Net service revenue is recorded under the Medicare payment program based on a 60-day episodic payment rate that is subject to downward adjustment based on certain variables.
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

	Three Months Ended March 31,
	2013					2012
	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage
Medicare Part A	$44,395	$—	$22,666	$67,061	30.6%	$47,307	$—	$23,242	$70,549	32.2%
Medicare Part B	4,366	—	—	4,366	2.0	6,150	—	—	6,150	2.8
Medicaid	65,232	—	657	65,889	30.1	64,844	—	419	65,263	29.7
Subtotal Medicare and Medicaid	113,993	—	23,323	137,316	62.7	118,301	—	23,661	141,962	64.7
Managed Care Part A	25,623	—	1,361	26,984	12.3	22,904	—	1,105	24,009	11.0
Managed Care Part B	568	—	—	568	0.3	469	—	—	469	0.2
Private pay and other	25,523	27,074	1,410	54,007	24.7	25,418	26,115	1,440	52,973	24.1
Total	$165,707	$27,074	$26,094	$218,875	100.0%	$167,092	$26,115	$26,206	$219,413	100.0%

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
Critical Accounting Estimates
There has been no change in our critical accounting policies and estimates as included under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the SEC on February 11, 2013.

Results of Operations
The following table summarizes some of our key performance indicators, along with other statistics, for each of the periods indicated:

	Three Months Ended March 31,
	2013	2012
Occupancy statistics (skilled nursing facilities):
Available beds in service at end of period	8,815	8,813
Available patient days	793,232	801,526
Actual patient days	658,646	668,193
Occupancy percentage	83.0%	83.4%
Average daily number of patients	7,318	7,343

Hospice average daily census	1,336	1,375
Home health episodic-based admissions	2,242	1,985
Home health episodic-based recertifications	490	333

Revenue per patient day (skilled nursing facilities prior to intercompany eliminations)
LTC only Medicare (Part A)	$521	$508
Medicare blended rate (Part A & B)	572	575
Managed care (Part A)	381	382
Managed care blended rate (Part A & B)	390	389
Medicaid	161	158
Private and other	176	173
Weighted-average for all	$240	$239

Patient days by payor (skilled nursing facilities):
Medicare	85,228	93,034
Managed care	67,206	60,022
Total skilled mix days	152,434	153,056
Private pay and other	102,551	104,200
Medicaid	403,661	410,937
Total days	658,646	668,193

Patient days as a percentage of total patient days (skilled nursing facilities):
Medicare	12.9%	13.9%
Managed care	10.2	9.0
Skilled Mix	23.1	22.9
Private pay and other	15.6	15.6
Medicaid	61.3	61.5
Total	100.0%	100.0%

Revenue for total company:
Medicare	32.6%	35.0%
Managed care, private pay, and other	37.3	35.3
Quality mix	69.9	70.3
Medicaid	30.1	29.7
Total	100.0%	100.0%

The following table sets forth details of our revenue, expenses, and net income and other items as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Revenue	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	86.9	83.5
Rent cost of revenue	2.2	2.1
General and administrative	3.0	2.8
Depreciation and amortization	2.8	2.8
	94.9	91.2
Other income (expenses):
Interest expense	(4.0)	(4.4)
Interest income	0.1	0.1
Other income (expense)	—	—
Equity in earnings of joint venture	0.2	0.2
Total other (expenses) income, net	(3.7)	(4.1)
Income before provision for income taxes	1.4	4.7
Provision for income taxes	—	1.8
Net income	1.4%	2.9%

Adjusted EBITDA(1)	8.2%	11.9%
Adjusted EBITDAR(2)	10.4%	14.0%

	Three Months Ended March 31,
	2013	2012
Reconciliation from net income to EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR (in thousands):
Net income	$3,070	$6,337
Interest expense, net of interest income	8,563	9,420
Provision for income taxes	78	4,036
Depreciation and amortization expense	6,219	6,275
EBITDA(1)	17,930	26,068
Rent cost of revenue	4,812	4,556
EBITDAR(2)	22,742	30,624
EBITDA(1)	17,930	26,068
Adjusted EBITDA(1)	17,930	26,068
Rent cost of revenue	4,812	4,556
Adjusted EBITDAR(2)	$22,742	$30,624

(1)
We define EBITDA as net income (loss) before depreciation, amortization and interest expense (net of interest income) and the provision for income taxes. Adjusted EBITDA is EBITDA adjusted for non-core business items, such as gains or losses on debt retirement costs or the disposal of property and equipment.

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
Specifically, we believe that a report of EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR provides consistency in our financial reporting and provides a basis for the comparison of results of core business operations between our current, past and future periods. EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR are primary indicators management uses for planning and forecasting in future periods, including trending and analyzing the core operating performance of our business from period-to-period without the effect of expenses, revenues and gains (losses) that we believe are unrelated to the day-to-day performance of our business but are required to be reported in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). We also use EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR to benchmark the performance of our business against expected results, analyzing year-over-year trends as described below and to compare our operating performance to that of our competitors.
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
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Revenue. Revenue decreased by $0.5 million, or 0.2%, to $218.9 million in the three months ended March 31, 2013 from $219.4 million in the three months ended March 31, 2012.
Long term care services

	Three Months Ended March 31,
	2013		2012		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$157.7	72.0%	$159.0	72.5%	$(1.3)	(0.8)%
Assisted living facilities	7.1	3.3	6.9	3.2	0.2	2.9
Administration of third party facility	0.1	0.1	0.4	0.2	(0.3)	(75.0)
Leased facility revenue	0.8	0.3	0.8	0.3	—	—
Total long-term care services	$165.7	75.7%	$167.1	76.2%	$(1.4)	(0.8)%

Skilled nursing facilities revenue decreased $1.3 million in the first quarter of 2013 as compared to the first quarter of 2012. Revenue decreased by $1.5 million for skilled nursing facilities that operated for the full three months of 2013 and 2012 as a result of one less business day in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. In addition, we experienced a slight decrease in our average daily census ("ADC") in our same store skilled nursing facilities in the first quarter of 2013 as compared to the first quarter of 2012. This decrease was offset by a $1.12 increase in patient per day ("PPD") rates.
The increase of $0.2 million at our assisted living facilities in the first quarter of 2013 as compared to the first quarter of 2012 was due primarily to the increase in occupancy at our facilities operated for all of both periods and an increase in the private PPD rate, offset by a revenue reduction due to the closure of the Hemet Senior Assisted Living facility in Hemet, California in April 2012.
Therapy services

	Three Months Ended March 31,
	2013		2012		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$42.3	19.3%	$42.1	19.2%	$0.2	0.5%
Intersegment elimination of services related to affiliated entities	(15.2)	(6.9)	(16.0)	(7.3)	0.8	(5.0)
Third party therapy services	$27.1	12.4%	$26.1	11.9%	$1.0	3.8%

Of the $1.0 million increase in third party therapy services revenue, $0.8 million was related to the increase in revenue for facilities that operated for the full three months ended March 31, 2013 and 2012. This was offset by a $0.6 million decrease in revenue related to the net addition of 5 new third party contracts added since the first quarter of 2012. The intersegment revenue from affiliated facilities decreased by $0.8 million for the three months ended March 31, 2013 as compared to the same period a year ago. The Medicare Part B therapy cap exception requirements that went into effect on October 1, 2012 negatively impacted our therapy business in the fourth quarter of 2012 and will continue to have a negative impact in 2013. The impact to the three months ended March 31, 2013 was minimal as patient caps reset on January 1 each year. The MPPR for outpatient therapy included in the ATRA goes into effect April 1, 2013 and will also have a negative impact on our therapy business. This will be partially offset by Medicare Part B rate increases that became effective January 1, 2013. We expect the combined net impact of the MPPR, the therapy cap exception process and the Medicare Part B rate increase to negatively impact earnings by approximately $3.0 million to $4.0 million in 2013.
Hospice & Home Health services

	Three Months Ended March 31,
	2013		2012		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$19.0	8.7%	$19.8	9.0%	$(0.8)	(4.0)%
Home Health	7.1	3.2	6.4	2.9	0.7	10.9
Total hospice & home health services	$26.1	11.9%	$26.2	11.9%	$(0.1)	(0.4)%

Hospice revenue decreased $0.8 million in the first quarter of 2013 as compared to the first quarter of 2012. $0.8 million of the decrease was due to a reduction in ADC in the first quarter of 2013 as compared to the first quarter of 2012 and due to one less business day in the first quarter of 2013 versus the same period in 2012. For the quarters ended March 31, 2013 and 2012, we recorded hospice Medicare cap adjustments of $1.4 million and $0.6 million, respectively, as adjustments to revenue, which negatively affected the weighted average PPD rates for both periods. Of the $1.4 million hospice cap reserves recorded in the three months ended March 31, 2013, $1.2 million was related to the 2012 cap year and $0.2 million was related to the 2011 cap year. There have been no reserves recorded for the 2013 cap year. The negative impact of the cap adjustments to the PPD rate for the three months ended March 31, 2013 was partially offset by the opening of a General Inpatient Unit (GIP) in our Nevada hospice business, which contributed $0.5 million of revenue in the quarter ended March 31, 2013.

Revenue increased $0.7 million at our home health businesses in the first quarter of 2013 as compared to the same period in 2012. Of the $0.7 million increase, $0.3 million was from home health agencies operated for all of both periods, with a $0.9 million increase from an increase in episodes, offset by a $0.6 million decrease in rate per episode. The decrease in rate per episode was primarily due to the decrease in Medicare reimbursement rates and additional decreases in private and other payer sources. The remaining $0.4 million increase in home health revenue was due to acquisitions.
Cost of Services Expenses. Cost of services expenses increased $7.0 million, or 3.8%, to $190.1 million, or 86.9% of revenue, in the three months ended March 31, 2013, from $183.1 million, or 83.5% of revenue, in the three months ended March 31, 2012.

Long term care services

	Three Months Ended March 31,
	2013		2012		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$132.7	84.2%	$129.2	81.3%	$3.5	2.7%
Assisted living facilities	5.1	71.4	5.1	74.0	—	—
Regional operations support	6.2	n/a	5.5	n/a	0.7	12.7
Total long-term care services	$144.0	86.9%	$139.8	83.7%	$4.2	3.0%

Cost of services expenses at our skilled nursing facilities increased $3.5 million in the first quarter of 2013 as compared to the first quarter of 2012. The $3.5 million increase was primarily the result of a $3.0 million increase in professional liability reserves on existing claims in the first quarter of 2013 as compared to the first quarter of 2012. These claims are reviewed actuarially on a quarterly basis; this additional charge is not expected to become a trend. Any such increase could have a material adverse effect on our business. There was a $1.0 million increase in labor costs from an increase in PPD rates for salaried, contract labor, and benefits of $3.17 to $114.76 for the three months ended March 31, 2013 as compared to $111.59 for the three months ended March 31, 2012. Bad debt expense increased $0.7 million in the three months ended March 31, 2013 as compared to the year ago period. These increases were offset by a decrease in rehab and ancillaries expense of $1.2 million due a reduction in Medicare Part B revenue as a result of the therapy cap.

Cost of services at our regional operations support increased by $0.7 million in the first quarter of 2013 as compared to the first quarter of 2012. The primary reason for the increase was an increase in legal costs.

Therapy services

	Three Months Ended March 31,
	2013			2012			Increase/(Decrease)
	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

							Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$42.3	$39.1	92.6%	$42.1	$39.0	92.6%	$0.2	0.5%
Total therapy services	$42.3	$39.1	92.6%	$42.1	$39.0	92.6%	$0.2	0.5%

Rehabilitation therapy costs of services as a percentage of revenue remained consistent for the three months ended March 31, 2013, as compared to the same period in 2012. CMS rulemaking for its fiscal year 2012, which began October 1, 2011, effectively creates a financial disincentive for providing group therapy treatments in contrast to its policies that promoted such efficiencies in prior fiscal years. CMS also made changes effective October 1, 2011, that require additional therapy time to provide more frequent assessments of the patients we treat. We expect these two factors will continue to negatively impact the margins of the therapy business in future periods. Though these factors have increased our operating costs we have seen improvement in our rehabilitation therapy costs as a percentage of revenue as the result of increased productivity efficiencies gained through using technology to reduce the time that therapists must spend on administrative tasks.

Hospice and home health services

	Three Months Ended March 31,
	2013		2012		Increase/(Decrease)
	Cost of Service Dollars	Percentage of Revenue	Cost of Service Dollars	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Hospice	$16.1	85.0%	$15.6	79.1%	$0.5	3.2%
Home Health	6.6	92.4	5.5	84.7	1.1	20.0
Total hospice & home health services	$22.7	87.0%	$21.1	80.5%	$1.6	7.6%
Cost of services expenses related to our hospice business increased $0.5 million in the first quarter of 2013 as compared to the first quarter of 2012. The $0.5 million increase resulted from an increase in operating costs of $9.35 PPD, or 7.5%, to $134.17 PPD in the three months ended March 31, 2013 from $124.82 PPD for the three months ended March 31, 2012. This was partially the result of the opening of the GIP unit which requires a higher level of patient care and results in increased PPD costs.
Cost of services related to our home health business increased $1.1 million in the first quarter of 2013 as compared to the first quarter of 2012. The increase was primarily due to an increase of $0.6 million of additional expenses at our existing home health agencies, commensurate with the increase in episodes. The remaining balance of the increase in home health cost of services expense was due to acquisitions.
Rent Cost of Revenue. Rent cost of revenue increased $0.3 million, or 5.6%, to $4.8 million, or 2.2% of revenue, in the three months ended March 31, 2013 from $4.6 million, or 2.1% of revenue, in the three months ended March 31, 2012. The increase was primarily related to a new lease that went into effect in the fourth quarter of 2012 at one of our leased California facilities.
General and Administrative Services Expenses. Our general and administrative services expenses increased $0.4 million, or 5.8%, to $6.5 million, or 3.0% of revenue, in the three months ended March 31, 2013 from $6.1 million, or 2.8% of revenue, in the three months ended March 31, 2012. The increase is primarily due to an increase in legal costs.

Depreciation and Amortization. Depreciation and amortization decreased by $0.1 million, or 0.9%, to $6.2 million, or 2.8% of revenue, in the three months ended March 31, 2013 from $6.3 million, or 2.9% of revenue, in the three months ended March 31, 2012. The decrease is primarily related to the decrease in amortization of intangible assets.

Interest Expense. Interest expense decreased by $0.9 million, or 9.3%, to $8.7 million, or 4.0% of revenue, in the three months ended March 31, 2013 from $9.6 million, or 4.4% of revenue, in the three months ended March 31, 2012. The decrease is related to the replacement of our higher interest bonds with term debt in the second quarter of 2012.
Interest Income. Interest income remained consistent at approximately $0.1 million for the three months ended March 31, 2013 and March 31, 2012.
Equity in Earnings of Joint Venture. Equity earnings of our pharmacy joint venture remained consistent at $0.5 million in the three months ended March 31, 2013 and March 31, 2012.
Income Before Provision for Income Taxes. Income before provision for incomes taxes decreased by $7.2 million to $3.1 million in the three months ended March 31, 2013 from $10.4 million in the three months ended March 31, 2012 as a result of the decrease in revenue and increased operating expenses for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.
Provision for Income Taxes. We recorded a tax expense of $0.1 million, or 2.4% of pre-tax earnings, for the three months ended March 31, 2013, as compared to $4.0 million, or 38.9% of pre-tax earnings, for the three months ended March 31, 2012. The lower tax expense for the three months ended March 31, 2013 was due primarily to the resolution and ultimate disposition of remaining funds related to the 2010 settlement of the Humboldt County Action. See Note 7, "Commitments and Contingencies - Legal Matters," for additional detail.

Liquidity and Capital Resources
The following table presents selected data from our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash Flows from Continuing Operations
Net cash provided by (used in) operating activities	$4,481	$(1,022)
Net cash used in investing activities	(2,401)	(3,475)
Net cash provided by (used in) financing activities	1,066	(1,639)
Net increase (decrease) in cash and cash equivalents	3,146	(6,136)
Cash and cash equivalents at beginning of period	2,003	16,017
Cash and cash equivalents at end of period	$5,149	$9,881
Based upon our current level of operations, we believe that cash generated from operations, cash on hand and borrowings available to us will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next twelve months. One element of our business strategy is to selectively pursue acquisitions and strategic alliances. Any acquisitions or strategic alliances may result in our incurrence or assumption of additional indebtedness. We assess our capital needs on an ongoing basis and may from time to time seek additional financing through a variety of methods, including through an extension of our senior secured credit facility, or by accessing available debt and equity markets, and participation in U.S. Department of Housing and Urban Development ("HUD") or other government insured loan programs, as considered necessary to fund capital expenditures and potential acquisitions, refinance existing debt, or for other purposes. Our future operating performance will be subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond our control. For additional discussion, see "Other Factors Affecting Liquidity and Capital Resources" below.
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
At March 31, 2013, we had cash and cash equivalents of $5.1 million. Our available cash is held in accounts at third-party financial institutions. We have periodically invested in AAA-rated money market funds. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.
Net cash provided by operating activities in the three months ended March 31, 2013 was $4.5 million, compared to the $1.0 million used by operating activities in the three months ended March 31, 2012. The change was primarily the result of an $8.8 million improvement in operating cash flows from operating activities and changes in operating assets and liabilities for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, offset by the $3.3 million decrease in net income. Of the $8.8 million, $4.0 million was related to accounts receivable and $4.4 million was related to a reduction in cash paid for interest in the three months ended March 31, 2013 as compared to the same period a year ago. Days sales outstanding (DSO) was 45.6 at March 31, 2013 as compared to 44.9 at March 31, 2012. DSO increased by 1.1 from December 31, 2012 to March 31, 2013 and by 2.5 from December 31, 2011 to March 31, 2012, which is why accounts receivable had a more negative effect on operating cash flows in the three months ended March 31, 2012 as compared to the three months ended March 31, 2013.
Net cash used in investing activities in the three months ended March 31, 2013 was $2.4 million, compared to $3.5 million in the three months ended March 31, 2012 as the result of capital expenditures in both periods.
Net cash provided by financing activities in the three months ended March 31, 2013 was $1.1 million, compared to the $1.6 million used in the three months ended March 31, 2012.
Principal Debt Obligations
Our primary sources of liquidity are our cash on hand, our cash flows from operations and borrowing under our senior secured credit facility, which is subject to the satisfaction of certain financial covenants therein. Our primary liquidity requirements are for debt service on our first lien senior secured term loan, capital expenditures and working capital.
We are significantly leveraged. As of March 31, 2013, we had $451.7 million in aggregate indebtedness outstanding, consisting of $409.0 million first lien senior secured term loan (net of the unamortized portion of the original issue discount ("OID") of $2.8 million), $40.0 million principal amount outstanding under our $100.0 million revolving credit facility, and other debt of approximately $5.5 million. Furthermore, we had $3.6 million in outstanding letters of credit against our $100.0 million revolving credit facility, leaving approximately $56.4 million of additional borrowing capacity under our senior secured credit facility as of March 31, 2013. Substantially all of our subsidiaries guarantee the first lien senior secured term loan and our revolving credit facility.
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
Under the senior secured credit facility, we must maintain compliance with specified financial covenants measured on a quarterly basis. The senior secured credit facility also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the senior secured credit facility, subject to certain exceptions and minimum thresholds, we are required to apply all of the proceeds from any issuance of debt, as much as half of the proceeds from any issuance of equity, as much as 75% of our annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement), and amounts received in connection with any sale of our assets to repay the outstanding amounts under the Restated Credit Agreement. We believe that we were in compliance with our debt covenants as of March 31, 2013. As of March 31, 2013, our fixed charge coverage ratio was 2.5, which compares to a minimum requirement of 1.75 and our leverage ratio was 4.5, as compared to an allowed maximum of 4.75.
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
We estimate our self-insured general and professional liability reserves on a quarterly basis and our self-insured workers' compensation reserve on a semiannual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry's loss history. Based upon these analyses, at March 31, 2013, we had reserved $20.1 million net of $1.4 million in insurance recoveries for known or unknown or potential self-insured general and professional liability claims and $17.0 million for self-insured workers' compensation claims. Of these reserves, we estimate that a total of $12.1 million, consisting of approximately $6.8 million for self-insured general and professional liability claims based on historical experience and current claims activity and $5.3 million for self-insured workers' compensation claims, will be payable within 12 months; however, there are no set payment schedules and there can be no assurance that the payment amount in the next 12 months will not be significantly larger or smaller. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future general and professional liability or workers' compensation insurance will be available at a reasonable price and that we will not have to further increase our levels of self-insurance. For additional information on our general and professional liability and workers’ compensation reserve, see "Business — Insurance" in Part 1, Item 1 in our Annual Report on Form 10-K filed with the SEC on February 11, 2013.
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
Recent Accounting Standards
The information required by this item is incorporated herein by reference to Note 2, "Summary of Significant Accounting Policies," to the unaudited consolidated financial statements included under Part I, Item 1 of this report.
Off-Balance Sheet Arrangements
We had outstanding letters of credit of $3.6 million under our $100.0 million revolving credit facility as of March 31, 2013.

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
The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Months Ending March 31, (1)
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed-rate debt (2)	$2,973	$258	$1,668	$194	$206	$163	$5,462	$5,462
Average interest rate	3.4%	5.7%	6.0%	6.0%	6.0%	6.0%
Variable-rate debt	$10,487	$10,487	$50,487	$377,519	$—	$—	$448,979	$455,113
Average interest rate(1)	6.8%	6.8%	5.5%	6.8%

(1)	Based on implied forward three-month LIBOR rates in the yield curve as of March 31, 2013.

(2)	Excludes unamortized original issue discount of $2.8 million on our first lien senior secured term loan debt.
For the three months ended March 31, 2013, there was no net loss recognized from converting from floating rate (one-month LIBOR) to fixed rate for a portion of the interest payments under our long-term debt obligations. As of March 31, 2013, there was $0.4 million of pre-tax unrealized loss included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate hedge transactions as of March 31, 2013 (dollars in thousands):

Loan	Transaction Type	Notional Amount	Trade Date	Effective Date	Maturity/ Termination Date	Three months ended March 31, 2013	Fair Value (Pre-tax)
First Lien	swap	$70,000	6/30/2010	1/1/2012	6/30/2013	$(135)	$(143)
						$(135)	$(143)

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

Part II. Other Information

Item 1. Legal Proceedings
For information regarding certain pending legal proceedings to which we are a party or our property is subject, see Note 7, "Commitments and Contingencies—Legal Matters," to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.
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
Medicare is our largest source of revenue, accounting for 32.6% of our consolidated revenue during the three months ended March 31, 2013 and 35.0% in the fiscal year of 2012. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of our rehabilitation therapy services customers, are themselves reimbursed by Medicare for the services we provide. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, our business and results of operations will be adversely affected.
The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services.

For example, CMS implemented a net 11.1% reduction in its reimbursement rates to skilled nursing facilities effective October 1, 2011. Furthermore, due to the federal sequestration, an automatic 2% reduction in Medicare spending took effect beginning in April 2013 and will remain in effect unless Congress takes action to terminate the automatic reduction or authorize spending increases. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins. Prior reductions in governmental reimbursement rates partially contributed to our predecessor's bankruptcy filing under Chapter 11 of the United States Bankruptcy Code in October 2001.
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
We receive a significant portion of our revenue from Medicaid, which accounted for 30.1% and 29.7% of our consolidated revenue for the three months ended March 31, 2013 and in fiscal year 2012, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states (including California and Texas, where significant portions of our Medicaid-related business is located) to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. We expect these state and federal efforts to continue for the foreseeable future. Furthermore, not all of the states in which we operate, most notably Texas, have elected to expand Medicaid as part of federal healthcare reform legislation. If Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program that are disadvantageous to our businesses, our business and results of operations could be materially and adversely affected.
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
From time to time we are also involved in various external governmental investigations, audits and reviews. Reviews, audits and investigations of this sort can lead to government actions, which can result in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. For example, the Office of the Inspector General (“OIG”) conducts a variety of routine, regular and special investigations, audits and reviews across our industry. Failure to comply with applicable laws, regulations and rules could have a material and adverse effect on our results of operations and financial condition. Furthermore, becoming subject to these governmental investigations, audits and reviews can also require us to incur significant legal and document production expenses as we cooperate with the government authorities, regardless of whether the particular investigation, audit or review leads to the identification of underlying issues.
Health reform legislation could adversely affect our revenue and financial condition.
In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for, healthcare services in the United States. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including the provision of comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs. The PPACA was enacted in 2010 and is among the most comprehensive and notable of these legislative efforts. The impact of PPACA remains uncertain to a large degree due to various implementation, timing, cost and regulatory requirements imposed by the legislation. The content or timing of any future health reform legislation, and its impact on us is impossible to predict. However, it is likely that certain provisions in PPACA will impose significant costs on us or that will otherwise negatively affect our operations. For instance, the requirement to offer full time employees “affordable” healthcare insurance that meets specified coverage minimums (or alternatively pay a per-employee penalty to the federal government) will likely significantly increase our annual healthcare costs or could damage employee morale and/or cause other employee-related issues that are harmful to our operations. If significant reforms are made to the U.S. healthcare system, those reforms may have an adverse effect on our financial condition and results of operations.
In addition, we incur considerable administrative costs in monitoring the changes made within the various reimbursement programs in which we participate, determining the appropriate actions to be taken in response to those changes, and implementing the required actions to meet the new requirements and minimize the repercussions of the changes to our organization, reimbursement rates and costs
Annual caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary may negatively affect our results of operations.
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
For the three months ended March 31, 2013, we recorded hospice Medicare cap expense of $1.4 million, as an adjustment to revenue as compared to $0.6 million for the three months ended March 31, 2012. This adjustment related primarily to patients staying on service longer than estimated which results in the patients' cap allowances being stretched over multiple cap years. Our ability to comply with the cap limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that our hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not differ materially from the actual Medicare cap amount.
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

We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, the intensity of federal and state enforcement actions or the extent and size of any potential sanctions, fines or penalties. Changes in the regulatory framework, our failure to obtain or renew required regulatory approvals or licenses or to comply with applicable regulatory requirements, the suspension or revocation of our licenses or our disqualification from participation in federal and state reimbursement programs, or the imposition of other enforcement sanctions, fines or penalties could have a material adverse effect upon our results of operations, financial condition and liquidity. Furthermore, should we lose licenses or certifications for a number of our facilities or other businesses as a result of regulatory action, legal proceedings such as those described in Note 7, "Commitments and Contingencies-Legal Matters," or otherwise, we could be deemed to be in default under some of our agreements, including agreements governing outstanding indebtedness and the report of such issues at one of our facilities could harm our reputation for quality care and lead to a reduction in our patient referrals and ultimately our revenue and operating income.
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
We have in the past and will likely in the future be required to refund amounts we have been paid and/or pay fines and penalties, as a result of these inspections, reviews, audits and investigations. If adverse inspections, reviews, audits or investigations occur and any of the results noted above occur, it could have a material adverse effect on our business and operating results. Furthermore, the legal, document production and other costs associated with complying with these inspections, reviews, audits or investigations could be significant.

Significant legal actions, which are commonplace in our professions, could subject us to increased operating costs and substantial uninsured liabilities, which would materially and adversely affect our results of operations, liquidity and financial condition.

The long-term care profession has experienced an increasing trend in the number and severity of litigation claims involving punitive damages and settlements. We believe that this trend is endemic to the industry and is a result of a variety of factors, including the number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiffs' lawyers of potentially large recoveries. While some states have enacted tort reform legislation that limits plaintiffs' recoveries in some respects, should our professional liability and general liability increase significantly in the future, we may not be able to increase our revenue sufficiently to cover the cost increases, our operating income could suffer, and we may not be able to meet our obligations to repay our liabilities. For a discussion of recent litigation claims against us, including the Humboldt County Action, see Note 7, "Commitments and Contingencies-Legal Matters" in the notes to the consolidated financial statements included elsewhere in this report.
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
For the three months ended March 31, 2013, we received approximately 40.7% of our consolidated revenue from operations in California and 20.6% from Texas. We expect to continue to receive significant portions of our consolidated revenue from those states in the future as well. Accordingly, economic conditions and changes in state healthcare spending prevailing in either of these markets or other markets in which we have significant concentrations could affect the ability of our patients and third-party payors to reimburse us for our services, either through a reduction of the tax base used to generate state funding of Medicaid programs, an increase in the number of indigent patients eligible for Medicaid benefits, changes in state funding levels or healthcare programs or other factors. A continued or prolonged economic downturn, significant changes in state healthcare spending, or changes in the laws affecting our business in these markets could have a material adverse effect on our financial position, results of operations and cash flows.
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

It can be difficult to attract and retain qualified nurses, therapists, healthcare professionals and other key personnel, which can increase our costs related to these employees

Our employees are our most important asset. We rely on our ability to attract and retain qualified nurses, therapists and other healthcare professionals. The market for these key personnel is highly competitive, and we could experience significant increases in our operating costs due to shortages in their availability. Like other healthcare providers, we have at times experienced difficulties in attracting and retaining qualified personnel, especially facility administrators, nurses, therapists, certified nurses' aides and other important healthcare personnel. We may continue to experience increases in our labor costs, primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel, and such increases may adversely affect our profitability. Furthermore, while we attempt to manage overall labor costs in the most efficient way, our efforts to them through wage freezes and similar means may have limited effectiveness and may lead to increased turnover and other challenges

Tight labor markets and high demand for such employees can contribute to high turnover among clinical professional staff. A shortage of qualified personnel at a facility could result in significant increases in labor costs and increased reliance on overtime and expensive temporary staffing agencies, and could otherwise adversely affect operations at the affected facilities. If we are unable to attract and retain qualified professionals, our ability to adequately provide services to our residents and patients may decline and our ability to grow may be constrained.
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
We operate a number of facilities in California, which enacted legislation aimed at establishing minimum staffing requirements for facilities operating in that state. This legislation required that the California Department of Public Health ("DPH"), promulgate regulations requiring each skilled nursing facility to provide a minimum of 3.2 nursing hours per patient day. The DPH finalized regulations in 2009 that required three 8-hour shifts for nurse-to-patient staffing, described documentation and notice requirements, and specified procedures for obtaining a waiver from per-shift staffing requirements at skilled nursing facilities. Although DPH finalized the regulations, initial implementation of the statute authorizing the regulations is contingent on an appropriation in the state's annual budged legislation or another statute. Because no appropriation was made and no additional statutes were enacted, the regulations did not become operational. Therefore, DPH will continue its practice of determining a facility's compliance with the 3.2 hour of nursing services per patient day measure in accordance with its internal policy and through on-site reviews conducted during periodic licensing and certification surveys and in response to complaints. If the DPH determines that a facility is out of compliance with this staffing measure, the DPH may issue a notice of deficiency, or a citation, depending on the impact on patient care. A citation carries with it the imposition of significant monetary fines. DPH has issued guidelines, implementing the provisions of newly enacted California laws, for state audits that verify compliance with the 3.2 nursing hours per patient day staffing requirements. If DPH determines under an audit that a facility has failed to meet the minimum staffing requirement for between 5% and 49% of the audited days, a significant administrative monetary penalty will be assessed. If DPH determines that a facility has failed to meet the minimum staffing requirement for more than 49% of the audited days, then a larger administrative monetary penalty will be assessed. The issuance of either a notice of deficiency or a citation requires the facility to prepare and implement an acceptable plan of correction. The Humboldt County Action included allegations that certain of our California skilled nursing facilities failed to meet state-mandated minimum staffing requirements. The Humboldt County Action resulted in a jury verdict against us and certain of our affiliated skilled nursing companies that awarded $677 million in damages. The case was ultimately settled in September 2010, pursuant to which we were required to deposit into escrow a total of $50 million to cover certain settlement costs. For more information regarding the Humboldt County Action and the settlement, as well as a description of our February 2013 settlement with the BMFEA which included a new staffing agreement, see Note 7, "Commitments and Contingencies-Legal Matters" in the notes to the consolidated financial statements included elsewhere in this report.
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
The healthcare services industry is highly competitive. Our skilled nursing facilities compete primarily on a local and regional basis with many long-term care providers, from national and regional chains to smaller providers owning as few as a single nursing center. We also compete under certain circumstances with inpatient rehabilitation facilities and long-term acute care hospitals. Our hospices and home health agencies also compete with local, regional and national companies. We anticipate additional competition in the future from accountable care organizations, as well as HMO's and similar healthcare systems that seek to provide a wider variety of healthcare services to their patients/members. Increased competition could limit our ability to attract and retain patients, maintain or increase rates and occupancy, or to expand our business. Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competitors in the local market, the types of services available, our local reputation for quality care of patients, achieve or maintain desired census levels, the commitment and expertise of our staff and physicians, our local service offerings and treatment programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. If we are unable to attract patients to our facilities and agencies, particularly high-acuity patients, then our revenue and profitability will be adversely affected. Some of our competitors may have greater recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Competing long-term care companies may also offer newer facilities or different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current patients, to potential patients and to referral sources. Furthermore, while we budget for routine capital expenditures at our facilities to keep them competitive in their respective markets, to the extent that competitive forces cause those expenditures to increase in the future our financial condition may be negatively affected.
Some of our competitors may accept lower profit margins than we do, which could present significant price competition, particularly for managed care and private pay patients. We believe we utilize a conservative approach in complying with laws prohibiting kickbacks and referral payments to referral sources. However, some of our competitors may use more aggressive methods than we do with this respect to obtaining patient referrals, and as a result competitors may from time to time obtain patient referrals that are not otherwise available to us.
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
We depend on implementing adequate cost management initiatives in response to fluctuations in levels of patient census in our businesses in order to maintain our current cash flow and earnings levels. Fluctuation in our patient census levels may become more common as we continue our emphasis in our skilled nursing facilities on patients with shorter stays but higher acuities. A decline in patient census levels would likely result in decreased revenue. If we are unable to put in place corresponding reductions in costs in response to decreases in our patient census or other revenue shortfalls, our financial condition and operating results could be adversely affected.
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

Managed care organizations and other third-party payors have in many instances consolidated in order to enhance their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the United States population are increasingly served by a small number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. These organizations have become an increasingly important source of revenue and referrals for us. To the extent that such organizations terminate us as a preferred provider or engage our competitors as a preferred or exclusive provider, our business could be materially adversely affected.
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
We have now and will for the foreseeable future continue to have a significant amount of indebtedness. At March 31, 2013, our total indebtedness was approximately $451.7 million. Our substantial indebtedness could have important consequences. For example, it could:

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
Borrowings under our senior secured credit facility are subject to floating rates of interest over an interest rate floor of 1.5%. If interest rates increase over the floor, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would correspondingly decrease. We have entered into an interest rate swap agreement with a notional amount of $70.0 million, which effectively fixes the interest rate on that portion of our borrowings under our first lien credit agreement at 7.5% from January 1, 2012 through June 30, 2013. There can be no assurance that when the interest rate cap and swap agreements expire we will be able to enter into similar replacement hedging arrangements on favorable terms or at all. As of April 12, 2012, we increased the size of the term loan by $100.0 million. The incremental term loan bears interest at LIBOR (subject to a floor of 1.50%) plus a margin of 5.25%. As part of the refinancing, the interest rate on the existing term loan was amended to match the interest rate of the incremental term loan. The interest rate on the existing revolving credit facility was also amended to LIBOR plus a margin of 4.50%. There is no longer a LIBOR floor on the revolving credit facility. As of March 31, 2013, $339.0 million of borrowings under our senior secured credit facility is not hedged and is currently subject to floating rates of interest.
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
As of March 31, 2013, approximately 570 of our 14,950 active employees were represented by unions and covered by collective bargaining agreements. In addition, certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. We cannot predict the effect that continued union representation or future organizational activities will have on our business or future operations. There can be no assurance that we will not experience a material work stoppage in the future.
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
We depend on several information technology systems for the efficient functioning of our business. The software programs supporting these systems are licensed to us by independent software developers. Our inability or the inability of these developers, to continue to maintain and upgrade these information systems and software programs could disrupt or reduce the efficiency of our operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Furthermore, while we budget for the changes and upgrades to our information technology systems that we anticipate needing over time, it is possible that we may underestimate the actual costs of those changes and upgrades. Failure to make necessary changes and upgrades due to financial or other concerns could negatively impact the effectiveness of our information technology systems, as well as our operations and financial performance.
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
Our Class A common stock has one vote per share, while our Class B common stock has ten votes per share, on all matters voted on by our stockholders. As of March 31, 2013, Onex Corporation, its affiliates and certain of our directors and members of our senior management who are party to a voting agreement with an affiliate of Onex Corporation owned shares of common stock representing over 75.0% of the combined voting power of our outstanding common stock. Accordingly, Onex Corporation generally has the power to control the outcome of matters on which stockholders are entitled to vote. Such matters include the election and removal of directors, the adoption or amendment of our certificate of incorporation and bylaws, possible mergers, corporate control contests and significant transactions. Through its control of elections to our board of directors, Onex Corporation may also have the ability to appoint or replace our senior management and cause us to issue additional shares of our common stock or repurchase common stock, declare dividends or take other actions. Onex Corporation may make decisions regarding our company and business that are opposed to our other stockholders’ interests or with which they disagree. Onex Corporation may also delay or prevent a change of control of us, even if the change of control would benefit our other stockholders, which could deprive our other stockholders of the opportunity to receive a premium for their Class A common stock. The significant concentration of stock ownership and voting power may also adversely affect the trading price of our Class A common stock due to investors’ perception that conflicts of interest may exist or arise. To the extent that the interests of our public stockholders are harmed by the actions of Onex Corporation, the price of our Class A common stock may be harmed.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below sets forth information with respect to purchases of our Class A common stock made by us or on our behalf during the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2013	—	$—	n/a	n/a
February 1 - 28, 2013	37,895	$5.50	n/a	n/a
March 1 - 31, 2013	—	$—	n/a	n/a
Total:	37,895	$5.50	n/a	n/a
(1) Reflects shares forfeited to us upon the vesting of restricted stock granted to participants in our 2007 Incentive Award Plan, to satisfy applicable tax withholding obligations with respect to such vesting. We did not have any publicly announced plans or programs to purchase our Class A common stock in the quarter ended March 31, 2013.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures
None.
Item  5. Other Information
None.

Item 6. Exhibits

(a)	Exhibits.

Number	Description

10.1*	Form of Restricted Stock Award Agreement (adopted February 2013).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 as filed with the SEC on May 6, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at March 31, 2013 and December 31, 2012, and (ii) the condensed consolidated statements of operations for the three months ended March 31, 2013 and March 31, 2012, and (iii) the condensed consolidated statements of comprehensive income for the three ended March 31, 2013 and March 31, 2012, and (iv) the condensed consolidated statements of cash flows the three months ended March 31, 2013 and March 31, 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

 *    Management contract or compensatory plan or arrangement.

**	Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLED HEALTHCARE GROUP, INC.

Date:	May 6, 2013	/s/ Devasis Ghose
Devasis Ghose
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

/s/ Christopher N. Felfe
Christopher N. Felfe
Senior Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

Number	Description

10.1*	Form of Restricted Stock Award Agreement (adopted February 2013).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 as filed with the SEC on May 6, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at March 31, 2013 and December 31, 2012, and (ii) the condensed consolidated statements of operations for the three months ended March 31, 2013 and March 31, 2012, and (iii) the condensed consolidated statements of comprehensive income for the three ended March 31, 2013 and March 31, 2012, and (iv) the condensed consolidated statements of cash flows the three months ended March 31, 2013 and March 31, 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

*        Management contract or compensatory plan or arrangement.

**	Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.