Form 10-Q
period 2013-06-30
Skilled Healthcare Group, Inc.
filed 2013-08-06
CIK 1351051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on August 2, 2013, was:
Class A common stock, $0.001 par value – 23,659,035 shares
Class B common stock, $0.001 par value –15,576,096 shares

Skilled Healthcare Group, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2013

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Skilled Healthcare Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,019	$2,003
Accounts receivable, less allowance for doubtful accounts of $11,764 and $15,646 at June 30, 2013 and December 31, 2012, respectively	122,280	107,245
Deferred income taxes	11,430	11,696
Prepaid expenses	3,355	7,569
Other current assets	11,169	10,312
Total current assets	150,253	138,825
Property and equipment, less accumulated depreciation of $129,990 and $118,141 at June 30, 2013 and December 31, 2012, respectively	364,877	370,745
Leased facility assets, less accumulated depreciation of $4,186 and $3,935 at June 30, 2013 and December 31, 2012, respectively	9,662	9,913
Other assets:
Notes receivable	1,276	2,055
Deferred financing costs, net	6,394	6,355
Goodwill	85,609	85,609
Intangible assets, less accumulated amortization of $4,382 and $4,218 at June 30, 2013 and December 31, 2012, respectively	21,871	22,035
Deferred income taxes	3,451	7,362
Other assets	41,581	39,737
Total other assets	160,182	163,153
Total assets	$684,974	$682,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$50,799	$48,780
Employee compensation and benefits	42,393	42,185
Current portion of long-term debt	12,306	13,338
Total current liabilities	105,498	104,303
Long-term liabilities:
Insurance liability risks	26,020	27,396
Other long-term liabilities	14,259	15,477
Long-term debt, less current portion	433,207	435,629
Total liabilities	578,984	582,805
Commitments and contingencies — Note 7
Stockholders’ equity:
Class A common stock, 175,000 shares authorized, $0.001 par value per share; Issued and outstanding - 23,659 and 22,967 at June 30, 2013 and December 31, 2012, respectively	24	23
Class B common stock, 30,000 shares authorized, $0.001 par value per share; Issued and outstanding - 15,576 at June 30, 2013 and December 31, 2012	16	16
Additional paid-in-capital	377,439	376,027
Accumulated deficit	(271,515)	(276,108)
Accumulated other comprehensive income (loss)	26	(127)
Total stockholders’ equity	105,990	99,831
Total liabilities and stockholders’ equity	$684,974	$682,636
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Net patient service revenue	$212,905	$216,607	$431,019	$435,266
Leased facility revenue	787	768	1,548	1,522
	213,692	217,375	432,567	436,788
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	186,376	180,215	376,513	363,346
Rent cost of revenue	4,828	4,539	9,640	9,095
General and administrative	6,837	6,427	13,292	12,527
Change in fair value of contingent consideration	(2,244)	499	(2,161)	630
Depreciation and amortization	6,130	6,092	12,266	12,236
	201,927	197,772	409,550	397,834
Other (expenses) income:
Interest expense	(8,734)	(10,521)	(17,409)	(20,086)
Interest income	112	132	224	277
Other (expense) income, net	(32)	106	(62)	77
Equity in earnings of joint venture	472	490	961	961
Debt modification/retirement costs	(1,088)	(3,958)	(1,088)	(3,958)
Total other (expenses) income, net	(9,270)	(13,751)	(17,374)	(22,729)
Income before provision for income taxes	2,495	5,852	5,643	16,225
Provision for income taxes	972	2,355	1,050	6,391
Net income	$1,523	$3,497	$4,593	$9,834

Net income per share, basic	$0.04	$0.09	$0.12	$0.26
Net income per share, diluted	$0.04	$0.09	$0.12	$0.26

Weighted-average common shares outstanding, basic	37,646	37,400	37,602	37,343
Weighted-average common shares outstanding, diluted	38,186	37,497	38,139	37,489
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$1,523	$3,497	$4,593	$9,834
Other comprehensive income:
Unrealized (loss) on interest rate swap - net of income tax (benefit) of ($2) for the three months ended June 30, 2012; net of income tax (benefit) of ($23) for the six months ended June 30, 2012.	—	(2)	—	(23)
Unrealized (loss) gain on Investment available for sale - net of income tax (benefit) expense of ($9) and $3 for the three months ended June 30, 2013 and 2012, respectively; net of income tax (benefit) expense of ($10) and $27 for the six months ended June 30, 2013 and 2012, respectively.	(14)	4	(16)	42
Reclassification adjustments:
Interest expense on interest rate swap - net of income tax expense of $56 and $55 for the three months ended June 30, 2013 and 2012, respectively; net of income tax expense of $107 and $108 for the six months ended June 30, 2013 and 2012, respectively.	87	86	169	171
Other comprehensive income, net of tax	73	88	153	190
Comprehensive income	1,596	3,585	4,746	10,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$4,593	$9,834
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,266	12,236
Change in fair value of contingent consideration	(2,161)	630
Provision for doubtful accounts	6,097	3,562
Non-cash stock-based compensation	1,634	2,371
Disposal of fixed assets	—	(145)
Excess tax benefits from stock-based payment arrangements	—	242
Amortization of deferred financing costs	1,323	1,643
Debt modification/retirement costs	1,088	3,958
Deferred income taxes	4,080	(369)
Amortization of discount on debt	475	432
Changes in operating assets and liabilities:
Accounts receivable	(21,037)	(12,801)
Payments on notes receivable	1,419	1,482
Other current and non-current assets	(1,642)	(1,172)
Accounts payable and accrued liabilities	766	(5,330)
Employee compensation and benefits	(328)	(1,488)
Insurance liability risks	4,271	(3)
Other long-term liabilities	945	(962)
Net cash provided by operating activities	13,789	14,120
Cash Flows from Investing Activities
Additions to property and equipment	(5,981)	(7,097)
Acquisition of healthcare facilities and businesses, net of cash acquired	—	(1,053)
Proceeds from divestitures	—	1,050
Net cash used in investing activities	(5,981)	(7,100)
Cash Flows from Financing Activities
Borrowings under line of credit	165,000	162,500
Repayments under line of credit	(161,000)	(117,000)
Repayments of long-term debt	(9,121)	(157,494)
Excess tax benefits from stock-based payment arrangements	—	(242)
Taxes paid related to net share settlement of equity awards	(222)	(229)
Proceeds from issuance of long-term debt	—	98,000
Payment of financing costs	(2,449)	(3,000)
Net cash used in financing activities	(7,792)	(17,465)
Increase (decrease) in cash and cash equivalents	16	(10,445)
Cash and cash equivalents at beginning of period	2,003	16,017
Cash and cash equivalents at end of period	$2,019	$5,572
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2013	2012
Supplemental cash flow information
Cash paid for:
Interest expense	$15,684	$23,660
Income taxes, net	$181	$7,211
Non-cash activities:
Conversion of accounts receivable into notes receivable	$—	$359
Liabilities issued as purchase consideration for purchase of business	$—	$261
Insurance premium financed	$1,187	$1,107
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Description of Business

Current Business
Skilled Healthcare Group, Inc. ("Skilled") is a holding company that owns subsidiary companies that in turn own and operate long-term care facilities and provide a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated wholly-owned companies are collectively referred to as the "Company." As of June 30, 2013, the Company operated facilities in California, Iowa, Kansas, Missouri, Nevada, Nebraska, New Mexico and Texas, including 74 skilled nursing facilities ("SNFs"), which offer sub-acute care, rehabilitative, specialty healthcare, and skilled nursing care, and 22 assisted living facilities ("ALFs"), which provide room and board and assistance with activities of daily living. The Company leases five skilled nursing facilities in California to an unaffiliated third party operator. In addition, through its Hallmark Rehabilitation subsidiary ("Hallmark"), the Company provides a variety of rehabilitative services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, as of June 30, 2013, the Company provided hospice care and home health services in Arizona, California, Idaho, Montana, Nevada and New Mexico. The Company also provides private duty care services in Idaho, Montana, and Nevada. The Company has an administrative services company that provides a full complement of administrative and consultative services that allows affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. The Company currently has one such service agreement with an unrelated skilled nursing facility operator. The Company is also a member in a joint venture located in Texas that provides institutional pharmacy services, which currently serves eight of the Company's SNFs and other facilities unaffiliated with the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 (collectively, the "Interim Financial Statements"), are unaudited. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company's audited consolidated financial statements and notes thereto, updated for Note 3, "Summary of Significant Accounting Policies", to this filing, for the year ended December 31, 2012, which are included in the Company's 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). Management believes that the Interim Financial Statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company's financial information in all material respects as of the dates and for the periods presented. The results of operations presented in the Interim Financial Statements are not necessarily indicative of operations for the entire year or any other period.
The accompanying Interim Financial Statements include the accounts of Skilled and its consolidated wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Estimates and Assumptions
The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which require the Company to consolidate company financial information and make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to revenue, allowance for doubtful accounts, self-insured liability risks, income taxes, valuation of contingent consideration and impairment of long-lived assets and goodwill. Actual results could differ materially from those estimates. There was a $3.6 million increase in insurance expense in the six months ended June 30, 2013 due to an increase in the reserves on professional liability claims from prior years.
Reclassifications
Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation. Such reclassifications do not impact previously reported revenue, operating loss, net loss, total assets, liabilities, or stockholders' equity.
Revenue and Accounts Receivables

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue and accounts receivable are recorded on an accrual basis as services are performed at their estimated net realizable value. The Company derives a majority of its revenue from funds under federal Medicare and state Medicaid assistance programs, the continuation of which are dependent upon governmental policies and are subject to audit risk and potential recoupment.
Overall payments made by Medicare for hospice services are subject to an annual cap amount on a per hospice agency basis. Total Medicare payments received for services rendered during the applicable Medicare hospice cap year by each Medicare-certified agency during this period are compared to the cap amount for the relevant period. Payments in excess of the cap are subject to recoupment by Medicare. For the three months ended June 30, 2013 and 2012, the Company recorded hospice Medicare cap reserves of $1.4 million and $1.0 million, respectively, as adjustments to revenue. Of the $1.4 million hospice cap reserves recorded in the three months ended June 30, 2013, $0.7 million was related to the 2013 cap year and $0.7 million was related to the 2012 cap year. The $1.0 million recorded in the three months ended June 30, 2012 was related to the 2012 cap year. For the six months ended June 30, 2013 and 2012, the Company recorded hospice Medicare cap adjustment of $2.9 million and $1.2 million respectively, as adjustments to revenue. Of the $2.9 million, $0.7 million was related to the 2013 cap year, $2.0 million was related to the 2012 cap year, and $0.2 million was related to the 2011 cap year. The $1.2 million recorded in the six months ended June 30, 2012 was related to the 2012 cap year.
Notes Receivable
As of June 30, 2013 and December 31, 2012, net notes receivable were approximately $3.7 million and $5.2 million, respectively, of which $2.4 million and $3.1 million was reflected as current assets as of June 30, 2013 and December 31, 2012, with the remaining balances reflected as long-term assets. Interest rates on these notes approximated market rates as of the date the notes were originated.
As of June 30, 2013, two of the Company's rehabilitation therapy services business customers were responsible for $3.7 million, or 100%, of the net notes receivable balance. These notes receivable, as well as the trade receivables from these customers, are secured by the assets of the customers as well as a personal guaranty by the principal owners of the customers. As of June 30, 2013, these two customers represented $12.7 million, or 47.7% of the net accounts receivable for the Company's rehabilitation therapy services business and approximately $22.2 million, or 41.4%, of the external revenue of the rehabilitation therapy services business for the six months ended June 30, 2013.
The Company also had a note receivable of $0.2 million which had an allowance for uncollectibility of $0.2 million and $0.1 million, as of June 30, 2013 and December 31, 2012, respectively.
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
Basic net income per share was computed by dividing net income by the weighted-average number of outstanding shares for the period. Dilutive earnings per share is computed by dividing net income plus the effect of assumed conversions (if applicable) by the weighted-average number of outstanding shares after giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and convertible preferred stock, if any. The following table sets forth the computation of basic and diluted net income per share of Class A common stock and Class B common stock for the three and six months ended June 30, 2013 and 2012 (amounts in thousands, except per share data):

	Three months ended June 30, 2013			Three months ended June 30, 2012
	Class A	Class B	Total	Class A	Class B	Total
Net Income per share, basic
Numerator:
Allocation of net income	$893	$630	$1,523	$1,950	$1,547	$3,497
Net Income per share, diluted
Numerator:
Allocation of net income	$902	$621	$1,523	$1,954	$1,543	$3,497
Denominator for basic and diluted net income per share:
Weighted average common shares outstanding, basic	22,070	15,576	37,646	20,852	16,548	37,400
Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	540	—	540	97	—	97
Adjusted weighted-average common shares outstanding, diluted	22,610	15,576	38,186	20,949	16,548	37,497

Net income per share, basic	$0.04	$0.04	$0.04	$0.09	$0.09	$0.09

Net income per share, diluted	$0.04	$0.04	$0.04	$0.09	$0.09	$0.09

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Class A	Class B	Total	Class A	Class B	Total
Net Income per share, basic
Numerator:
Allocation of net income	$2,690	$1,903	$4,593	$5,425	$4,409	$9,834
Net Income per share, diluted
Numerator:
Allocation of net income	$2,717	$1,876	$4,593	$5,442	$4,392	$9,834
Denominator for basic and diluted net income per share:
Weighted average common shares outstanding, basic	22,026	15,576	37,602	20,600	16,743	37,343
Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	537	—	537	146	—	146
Adjusted weighted-average common shares outstanding, diluted	22,563	15,576	38,139	20,746	16,743	37,489

Net income per share, basic	$0.12	$0.12	$0.12	$0.26	$0.26	$0.26

Net income per share, diluted	$0.12	$0.12	$0.12	$0.26	$0.26	$0.26
The following were excluded from the weighted-average diluted shares computation for the three and six months ended June 30, 2013 and 2012, as their inclusion would have been anti-dilutive (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Options to purchase common shares	585	464	585	464
Non-vested common shares	434	1,018	911	898
Total excluded	1,019	1,482	1,496	1,362

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
At June 30, 2013, LTC services included 74 wholly-owned SNF operating companies that offer post-acute, rehabilitative custodial and specialty skilled nursing care, as well as 22 wholly-owned ALF operating companies that provide room and board and social services. Therapy services included rehabilitative services such as physical, occupational and speech therapy provided in the Company's facilities and in unaffiliated facilities. Hospice and home health services were provided by the Company's wholly-owned subsidiaries to patients.
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
The following table sets forth selected financial data consolidated by business segment (dollars in thousands):

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Three months ended June 30, 2013
Net patient service revenue from external customers	$161,012	$26,637	$25,256	$—	$—	$212,905
Leased facility revenue	787	—	—	—	—	787
Intersegment revenue	653	14,018	—	—	(14,671)	—
Total revenue	$162,452	$40,655	$25,256	$—	$(14,671)	$213,692
Operating income (loss)	$12,176	$2,705	$3,879	$(6,995)	$—	$11,765
Interest expense, net of interest income						(8,622)
Other expense						(32)
Equity in earnings of joint venture						472
Debt modification costs						(1,088)
Income before provision for income taxes						$2,495
Depreciation and amortization	$5,656	$174	$135	$165	$—	$6,130
Segment capital expenditures	$3,365	$70	$83	$62	$—	$3,580
Adjusted EBITDA	$17,801	$2,879	$1,792	$(4,832)	$—	$17,640
Adjusted EBITDAR	$22,171	$2,879	$2,258	$(4,840)	$—	$22,468
Three months ended June 30, 2012
Net patient service revenue from external customers	$163,287	$26,385	$26,935	$—	$—	$216,607
Leased facility revenue	768	—	—	—	—	768
Intersegment revenue	601	15,818	—	—	(16,419)	—
Total revenue	$164,656	$42,203	$26,935	$—	$(16,419)	$217,375
Operating (loss) income	$18,126	$3,543	$4,521	$(6,587)	$—	$19,603
Interest expense, net of interest income						(10,389)

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Other expense						106
Equity in earnings of joint venture						490
Debt retirement costs						(3,958)
Income before provision for income taxes						$5,852
Depreciation and amortization	$5,630	$164	$145	$153	$—	$6,092
Segment capital expenditures	$2,894	$269	$114	$345	$—	$3,622
Adjusted EBITDA	$23,719	$3,850	$5,255	$(6,034)	$—	$26,790
Adjusted EBITDAR	$27,940	$3,850	$5,565	$(6,026)	$—	$31,329
Six months ended June 30, 2013
Net patient service revenue from external customers	$325,925	$53,744	$51,350	$—	$—	$431,019
Leased facility revenue	1,548	—	—	—	—	1,548
Intersegment revenue	1,194	29,190	—	—	(30,384)	—
Total revenue	$328,667	$82,934	$51,350	$—	$(30,384)	$432,567
Operating income (loss)	$24,426	$5,659	$6,582	$(13,650)	$—	$23,017
Interest expense, net of interest income						(17,185)
Other income						(62)
Equity in earnings of joint venture						961
Debt modification costs						(1,088)
Income before provision for income taxes						$5,643
Depreciation and amortization	$11,267	$350	$291	$358	$—	$12,266
Segment capital expenditures	$5,562	$93	$213	$113	$—	$5,981
Adjusted EBITDA	$35,632	$6,010	$4,784	$(10,856)	$—	$35,570
Adjusted EBITDAR	$44,354	$6,010	$5,702	$(10,856)	$—	$45,210
Six months ended June 30, 2012
Net patient service revenue from external customers	$329,625	$52,501	53,140	$—	$—	$435,266
Leased facility revenue	1,522	—	—	—	—	1,522
Intersegment revenue	1,355	31,799	—	—	(33,154)	—
Total revenue	$332,502	$84,300	53,140	$—	$(33,154)	$436,788
Operating (loss) income	$36,264	$6,491	9,053	$(12,854)	$—	$38,954
Interest expense, net of interest income						(19,809)
Other income						77
Equity in earnings of joint venture						961
Debt retirement costs						(3,958)
Income before provision for income taxes						$16,225
Depreciation and amortization	$11,301	$332	$291	$312	$—	$12,236
Segment capital expenditures	$5,299	$546	$317	$935	$—	$7,097
Adjusted EBITDA	$47,499	$6,966	$10,123	$(11,730)	$—	$52,858
Adjusted EBITDAR	$55,955	$6,966	$10,747	$(11,715)	$—	$61,953

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of Adjusted EBITDA and Adjusted EBITDAR to net income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Adjusted EBITDAR	$22,468	$31,329	$45,210	$61,953
Rent cost of revenue	(4,828)	(4,539)	(9,640)	(9,095)
Adjusted EBITDA	17,640	26,790	35,570	52,858
Depreciation and amortization	(6,130)	(6,092)	(12,266)	(12,236)
Interest expense	(8,734)	(10,521)	(17,409)	(20,086)
Interest income	112	132	224	277
Change in fair value of contingent consideration	2,244	(499)	2,161	(630)
Organization restructure costs	(1,549)	—	(1,549)	—
Debt retirement costs	(1,088)	(3,958)	(1,088)	(3,958)
Provision for income taxes	(972)	(2,355)	(1,050)	(6,391)
Net income	$1,523	$3,497	$4,593	$9,834
The following table presents the segment assets as of June 30, 2013 compared to December 31, 2012 (in thousands):

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Total
June 30, 2013:
Segment total assets	$463,370	$57,005	$105,157	$59,442	$684,974
Goodwill and intangibles included in total assets	$1,532	$23,693	$82,255	$—	$107,480
December 31, 2012:
Segment total assets	$471,129	$52,559	$103,800	$55,148	$682,636
Goodwill and intangibles included in total assets	$1,670	$23,693	$82,281	$—	$107,644

5. Property and Equipment
Property and equipment consisted of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Land and land improvements	$64,983	$64,983
Buildings and leasehold improvements	335,118	331,316
Furniture and equipment	86,818	83,949
Construction in progress	7,948	8,638
	494,867	488,886
Less accumulated depreciation	(129,990)	(118,141)
	$364,877	$370,745

Leased facility assets consisted of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Leased facility assets	$13,848	$13,848
Less accumulated depreciation	(4,186)	(3,935)
	$9,662	$9,913

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company began leasing five skilled nursing facilities in California to an unaffiliated third party operator in April 2011 and signed a 10-year lease with two 10-year extension options exercisable by the lessee.

6. Income Taxes

For the three months ended June 30, 2013, the Company recorded an income tax expense of $1.0 million representing an effective tax rate of 39.0% compared to an income tax expense of $2.4 million for the same period in 2012. For the six months ended June 30, 2013 and 2012 the Company recorded an income tax expense of $1.1 million and $6.4 million respectively. The effective tax rate for the six months ended June 30, 2013 was less than the statutory rate primarily due to a $1.2 million benefit from the resolution and ultimate disposition of remaining funds related to the 2010 settlement of the Humboldt County Action. See Note 7, "Commitments and Contingencies - Legal Matters," for additional detail.
On July 11, 2013, legislation was enacted in California that will limit the carryover period for unused Enterprise Zone credits to 10 years beginning in 2014.  Prior to this legislation, unused Enterprise Zone credits could be carried over indefinitely.  The Company is currently evaluating the impact of this change of law.

7. Commitments and Contingencies
Legal Matters
General
Skilled and its subsidiaries are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including without limitation claims that their services have resulted in injury or death to patients who receive care from the Company's businesses and claims related to employment, staffing requirements and commercial matters. Although Skilled and its subsidiaries intend to vigorously defend themselves in these matters, there can be no assurance that the outcomes of these matters will not have a material adverse effect on the Company's results of operations and financial condition.
Skilled and its subsidiaries operate in a highly regulated industry. They are subject to ongoing regulatory oversight by state and federal regulatory authorities. Actual or alleged failure to comply with legal and regulatory requirements could subject Skilled and its subsidiaries to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could seek the suspension or exclusion of the offending provider or individual from participation in government healthcare programs and could lead to recoupment claims on prior payments by government healthcare programs. Adverse determinations in legal and regulatory investigations, actions and proceedings, whether currently asserted or arising in the future, could have a material adverse effect on the Company's financial position, results of operations and cash flows.
See also Part II, Item 1A -- Risk Factors, included elsewhere in this report, including without limitation the sections therein entitled "Significant legal actions, which are commonplace in our professions, could subject us to increased operating costs and substantial uninsured liabilities, which would materially and adversely affect our results of operations, liquidity and financial condition," "Revenue we receive from Medicare and Medicaid is subject to potential retroactive reduction or repayment," "We are subject to extensive and complex laws and government regulations. If we are not operating in compliance with these laws and regulations or if these laws and regulations change, we could be required to make significant expenditures or change our operations in order to bring our facilities and operations into compliance" and "We face reviews, audits and investigations under federal and state government programs and contracts. These audits could have adverse findings that may negatively affect our business."

Humboldt County Litigation

In connection with the September 2010 settlement of the class action litigation against Skilled and certain of its subsidiaries related to, among other matters, alleged understaffing at certain California skilled nursing facilities operated by Skilled's subsidiaries (the "Humboldt County Action"), Skilled and its defendant subsidiaries (collectively, the "Defendants”) entered into settlement agreements with the plaintiffs and intervenor and agreed to an injunction. The settlement was approved by the Superior Court of California, Humboldt County on November 30, 2010. Under the terms of the settlement agreements, the defendant entities deposited a total of $50.0 million into escrow accounts to cover settlement payments to class members, notice and claims administration costs, reasonable attorneys' fees and costs and certain other payments, including $5.0 million to settle certain government agency claims and potential government claims that may arise. Of the $5.0 million provided for such government claims, $1.0 million was initially released by the court to the Humboldt County Treasurer-Tax Collector on behalf of the People of the State of California for their release of the Defendants. The remaining $4.0 million was available for

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the settlement and releases by the California Attorney General and certain other District Attorneys. However, in the event that any of these government authorities were to instead file certain actions against the Defendants by the second anniversary of the effective date of the settlement agreement, which occurred in February 2013, the entire $4.0 million would have reverted to the Defendants upon their request to the Settlement Administrator. No such actions were filed, however, resulting in an additional $1.0 million distribution to the Humboldt County District Attorney's Office and the remaining $3.0 million being distributed to the class settlement fund, as required by the settlement agreement.
In addition to the payments to the Humboldt County Treasurer-Tax Collector on behalf of the People of the State of California, the court also approved payments from the escrow of up to approximately $24.8 million for attorneys' fees and costs and $10,000 to each of the three named plaintiffs.  Pursuant to the injunction, the twenty-two Defendants that operated California nursing facilities were required to provide specified nurse staffing levels, comply with specified state and federal regulations governing staffing levels and posting requirements, and provide reports and information to a court-appointed auditor. The injunction was to remain in effect for a period of twenty-four months unless extended for additional three-month periods as to those Defendants that may be found in violation. Defendants demonstrating compliance for an eighteen-month period that ended September 30, 2012 were permitted to petition for early termination of the injunction. The Defendants were required to demonstrate over the term of the injunction that the costs of the injunction met a minimum threshold level pursuant to the settlement agreement, which level, initially $9.6 million, was reduced by the portion attributable to any Defendant in the case that no longer operated a skilled nursing facility during the injunction period.
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
In the course of ongoing communications with the California Attorney General's Bureau of Medi-Cal Fraud & Elder Abuse ("BMFEA") related to the BMFEA matter discussed below, representatives of the California Attorney General and the U.S. Department of Justice ("DOJ") indicated an interest in pursuing an action under the False Claims Act ("FCA"). The DOJ has expressed that it believes the company has FCA and other legal liabilities based upon the jury findings in the Humboldt County Action and otherwise related to staffing considerations related thereto. While the Company continues to cooperate with the government's evaluation of the matter, the Company views the government's apparent legal theories, including the False Claims Act theories, as lacking support in the established case law. The Company intends to vigorously defend any such action if brought.
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On February 15, 2013, the parties reached a mutually satisfactory settlement of the BMFEA Action. Pursuant to the settlement: (i) Skilled and SHC were dismissed from the case with prejudice; (ii) EHRC pled no contest to a single misdemeanor count of elder endangerment under Penal Code Section 368(c) and agreed to pay a statutory fine of $680, pay $145,000 to the California Attorney General for its costs of investigation, and to serve two (2) years of summary probation; and (iii) the California Attorney General granted Skilled, SHC, and twenty-five (25) of their affiliates who currently or formerly operated skilled nursing facilities in California, a release of any potential liability to the California Attorney General under certain civil statutes based upon conduct occurring through the effective date of the settlement (including the FCA theories discussed under Humboldt County Litigation above). The court accepted EHRC's misdemeanor plea and the other relevant terms of the settlement on February 15, 2013. Notwithstanding EHRC's no contest plea to the single misdemeanor charge, the Company, SHC and EHRC continue to deny any liability for the allegations in the BMFEA Action. The release granted by the California Attorney General may not apply to the DOJ should it choose to pursue action against us.

Pursuant to the settlement, Skilled, SHC and their twenty (20) affiliated current California skilled nursing facility operators also agreed to a 2-year staffing agreement (the “2013 Staffing Agreement”) with the California Attorney General that essentially continues the requirements of the staffing-related injunction that was in effect until December 2012 as a result of the September 2010 settlement of the Humboldt County Action. Similar to the former staffing-related injunction, the 2013 Staffing Agreement requires the applicable nursing facility operators to provide a minimum of 3.2 nursing hours per patient day as required by applicable California regulation and to adhere to related regulatory requirements, as well as to submit to periodic compliance audits of the same. Unlike the former staffing-related injunction, however, the 2013 Staffing Agreement does not provide for early termination based on demonstrated compliance and does not contain a minimum spend requirement. To date the 2013 Staffing Agreement has not, and the Company does not believe it will, require the Company or its affected affiliates to incur any material staffing or other costs beyond what they would otherwise incur in the ordinary course of business.

Creekside Hospice Investigation
On August 2, 2013, the United States Attorney for the District of Nevada indicated that its Civil Division is investigating the Company, as well as its subsidiary, Creekside Hospice II, LLC, for possible violations of federal and state healthcare fraud and abuse laws and regulations. These laws could include the federal False Claims Act ("FCA") and the Nevada False Claims Act ("NFCA"). The FCA provides for civil and administrative fines and penalties, including civil fines ranging from $5,500 to $11,000 per claim plus treble damages. The NFCA provides for similar fines and penalties, including treble damages. Violations of these federal or state laws could also subject the Company and/or its subsidiaries to exclusion from participation in the Medicare and Medicaid programs. Any damages, fines, penalties, other sanctions and costs that we may incur as a result of any state or federal FCA suit could be significant and could have a material and adverse effect on our results of operations and financial condition. At this time, we cannot predict what effect, if any, the investigation or any potential claims arising under the FCA, the NFCA, or other statutes or regulations, could have on the Company.
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
A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

	As of June 30, 2013:							As of December 31, 2012
	General and Professional		Employee Medical		Workers’ Compensation		Total	General and Professional		Employee Medical		Workers’ Compensation		Total
Current	$7,153	(1)	$2,516	(2)	$5,492	(2)	$15,161	$5,622	(1)	$2,143	(2)	$5,328	(2)	$13,093
Non-current	13,053		—		12,967		26,020	15,587		—		11,809		27,396
	$20,206		$2,516		$18,459		$41,181	$21,209		$2,143		$17,137		$40,489

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.
Hallmark Indemnification
Hallmark, the Company's rehabilitation services subsidiary, provides physical, occupational and speech therapy services to various unaffiliated skilled nursing facilities. These unaffiliated skilled nursing facilities are reimbursed for these services from the Medicare Program and other third-party payors. Hallmark has indemnified these unaffiliated skilled nursing facilities from a portion of certain disallowances of these services. Additionally, to the extent a Recovery Audit Contractor ("RAC") or other regulatory authority or contractor is successful in making a claim for recoupment of revenue from any of these skilled nursing facilities, Hallmark will typically be required to indemnify them against their charges associated with this loss. No material indemnification payments were required to be made in three or six months ended June 30, 2013 or 2012.
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Details of other comprehensive income are included in the accompanying condensed consolidated Statement of Comprehensive Income.

2007 Incentive Award Plan
There were no new stock options granted in the three months ended June 30, 2013 and 2012. There were zero and 106,748 new stock options granted in the six months ended June 30, 2013 and 2012, respectively.
The fair value of the stock option grants for the six months ended June 30, 2012 was estimated on the dates of the grants using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2013	2012
Risk-free interest rate	n/a	1.75%
Expected Life	n/a	6.25 years
Dividend yield	n/a	—%
Volatility	n/a	70.81%
Weighted-average fair value	n/a	$5.44
There were no options exercised during the three and six months ended June 30, 2013 or 2012. As of June 30, 2013, there was $0.7 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 1.43 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company's expectations.
The following table summarizes stock option activity during the six months ended June 30, 2013 under the Skilled Healthcare Group, Inc. Amended and Restated 2007 Incentive Award Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	1,122,195	$8.83
Granted	—	$—
Exercised	—	$—
Forfeited or cancelled	—	$—
Outstanding at June 30, 2013	1,122,195	$8.83	4.75	$342
Fully vested and expected to vest at June 30, 2013	1,109,739	$8.85	4.74	$339
Exercisable at June 30, 2013	879,061	$9.31	4.48	$256
Aggregate intrinsic value represents the value of Skilled's closing stock price on the New York Stock Exchange on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.

Compensation related to stock option grants and stock awards included in general and administrative expenses was $0.1 million for the three months ended June 30, 2013 and $0.8 million for the three months ended June 30, 2012. The amount of compensation included in general and administrative expenses was $0.9 million and $1.5 million for the six months ended June 30, 2013 and 2012 respectively. The amount of compensation included in cost of services was $0.2 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively. The amount of compensation included in the cost of services for the six months ended June 30, 2013 and 2012 was $0.8 million and $0.9 million respectively.

9. Fair Value Measurements
Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table summarizes the valuation of the Company’s interest rate hedge transaction, marketable securities, and contingent consideration as of June 30, 2013 (dollars in thousands):

	June 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate hedges	$—	$—	$—	$—	$(277)	$—
Available for sale securities	$—	$1,044	$—	$—	$1,070	$—
Contingent consideration – acquisitions	$—	$—	$3,777	$—	$—	$6,238
In June 2010, the Company entered into an interest rate cap agreement (which expired December 31, 2011) and an interest rate swap agreement in order to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap agreement was for a notional amount of $70.0 million with a LIBOR rate not to exceed 2.3% from January 2012 to June 2013. The Company continues to assess its exposure to interest rate risk on an ongoing basis.
The interest rate swap is required to be measured at fair value on a recurring basis. The fair value of the interest rate swap contract is determined by calculating the value of the discounted cash flows of the difference between the fixed interest rate of the interest rate swap and the counterparty’s forward LIBOR curve, which is the input used in the valuation. The forward LIBOR curve is readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. For periods ended prior to the expiration of the swap agreement, the Company obtained the counterparty’s calculation of the valuation of the interest rate swap as well as a forward LIBOR curve from another investment bank and independently recalculated the valuation of the interest rate swap, which agreed with the counterparty’s calculation.
The Company's wholly-owned offshore captive insurance company is required by regulatory agencies to set aside assets to comply with the laws of the jurisdiction in which it operates. These assets consist of restricted cash and available for sale securities, which are included in other assets in the Company's consolidated June 30, 2013 balance sheet. The Company's available for sale securities are U.S. government securities with an amortized cost basis and aggregate fair value of $1.0 million and $1.0 million, respectively, as of June 30, 2013 and 2012. Net unrealized loss included in other comprehensive income on the Company's available for sale securities was negligible for the six months ended June 30, 2013 and 2012.
On May 1, 2010, the Company acquired substantially all of the assets of five Medicare-certified hospice companies and four Medicare-certified home health companies located in Arizona, Idaho, Montana and Nevada (which is sometimes referred to herein as the "Hospice/Home Health Acquisition"). As part of the purchase agreement, the purchase consideration included cash, promissory notes, contingent consideration, and deferred cash payments. The contingent consideration arrangement requires the Company to pay contingent payments should the acquired operations achieve certain financial targets based on EBITDA of the acquired businesses, as defined in the acquisition agreement, which was filed as Exhibit 2.1 to the Company’s Report on Form 10-Q filed with the SEC on May 4, 2010. The contingent consideration is up to $7.0 million over a period of 5 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The contingent consideration was recorded at the date of acquisition in the amount of $4.9 million. As of December 31, 2012 and June 30, 2013, the contingent consideration had a fair value of $3.8 million and $1.6 million, respectively. The change from December 31, 2012 represents a reduction in fair value due to a decrease in projected EBITDA for the acquired business over the remainder of the earn-out period. This is included in the Company’s other long-term liabilities on the balance sheet. The change in fair value related to the contingent consideration is included in the Company's depreciation and amortization on the statements of operations. There has been no change in the valuation technique of the contingent consideration from December 31, 2012 to June 30, 2013.
On July 1, 2011, a wholly-owned subsidiary of the Company acquired Altura Homecare & Rehab ("Altura"). The acquisition includes contingent earn-out consideration which can be earned based on the acquired business's achievement of an EBITDA threshold. The contingent consideration is up to $1.5 million over a period of 3 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of the earn-out at the acquisition date was $1.3 million and at June 30, 2013 was $1.0 million which reflects payments of $0.5 million to the seller and mark to market adjustments of $0.2 million.
On October 24, 2011, wholly-owned subsidiaries of the Company acquired substantially all of the assets of Cornerstone Hospice, Inc. ("Cornerstone"). The acquisition includes contingent earn-out consideration which can be earned based on the

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

acquired business's achievement of an EBITDA threshold. The contingent consideration is up to $1.5 million over a period of 5 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of the earn-out at the acquisition date was $1.2 million and at June 30, 2013 was $1.1 million which reflects a $0.3 million payments to the seller and mark to market adjustments of $0.2 million.
On May 13, 2012, a wholly-owned subsidiary of the Company acquired substantially all of the assets of A Better Care Home Health, Inc. ("ABC"). The acquisition includes contingent earn-out consideration which can be earned based on the acquired operations' achievement of an EBITDA threshold. The contingent consideration spans 3 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of the earn-out at the acquisition date and at June 30, 2013 was $0.1 million.
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
The Company's assumptions range from the acquired businesses achieving none, a portion, or all of the consideration, and discount rates range from 2%- 5%.
Below is a table listing the Level 3 rollforward as of June 30, 2013 (in thousands):

Level 3 Rollforward
Value at January 1, 2013	$6,238
Change in fair value	(2,161)
Payout	(300)
Value at June 30, 2013	$3,777
Long Term Debt
At June 30, 2013 and December 31, 2012, the fair value of the Company's term loan, due in 2016 and the revolving credit facility, due in 2015, using the Level 2 inputs, was approximately $446.9 million and $447.4 million, respectively. The carrying value of the debt at June 30, 2013 and December 31, 2012 was $442.8 million and $443.6 million, respectively. Fair value was estimated based on current yield rates plus the Company's estimated credit spread available for loan products with similar terms and maturities.

10. Debt
The Company’s long-term debt is summarized as follows (dollars in thousands):

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of June 30, 2013	As of December 31, 2012
Revolving Credit Facility due 2015, interest rate comprised of LIBOR plus 4.25%, or 4.50% at June 30, 2013	$28,000	$25,000
Revolving Credit Facility due 2015, interest rate comprised of the Prime rate of 3.25% plus 3.50%, or 6.75% at June 30, 2013	11,000	10,000
Term Loan, due 2016, interest rate based on LIBOR (subject to a 1.50% floor) plus 5.25%, or 6.75% at June 30, 2013; collateralized by substantially all assets of the Company	385,940	411,600
Term Loan due 2016, interest rate based comprised of base rate at prime plus 4.25% or 7.50% at June 30, 2013	20,417	—
Term Loan original issue discount	(2,538)	(3,013)
Note payable due December 2018, interest rate fixed at 6.50%, payable in monthly installments, collateralized by a first priority deed of trust	1,040	1,118
Hospice/Home Health Acquisition note, interest rate fixed at 6.00%, due November 1, 2014	—	1,483
Insurance premiums financed	1,049	2,119
Other	605	660
Total long-term debt	445,513	448,967
Less amounts due within one year	(12,306)	(13,338)
Long-term debt, net of current portion	$433,207	$435,629

Term Loan and Revolving Loan
On April 9, 2010, the Company entered into an up to $360.0 million senior secured term loan and a $100.0 million revolving credit facility (the "Prior Credit Agreement") that amended and restated the senior secured term loan and revolving credit facility that were set to mature in June 2012. On April 12, 2012, the Company entered into an Amendment and Restatement and Additional Term Loan Assumption Agreement (“Restated Credit Agreement”) that amended and restated the Prior Credit Agreement and pursuant to which, among other things, the size of the Company's existing senior secured term loan was increased by $100.0 million (hereinafter referred to as the incremental senior secured term loan). On June 6, 2013, the Company entered into an amendment to the Restated Credit Agreement that increased the maximum leverage ratio by 0.50 throughout the life of the Restated Credit Agreement. The amendment additionally permits the Company to make future offers to the lenders under the revolving loan facility to extend the maturity date of all or a portion of the revolving loans. The credit arrangements provided under the Restated Credit Agreement are collectively referred to herein as the Company's senior secured credit facility.
The Company expensed fees paid in connection with the refinancing of the Prior Credit Agreement in the amount of $2.0 million in conjunction with the amended senior secured credit facility. In connection with the June 6, 2013 modification, the Company paid fees totaling $2.5 million, of which $1.1 million were recorded as debt modification costs in the consolidated statement of operations, and $1.4 million were recorded as other assets in the consolidated balance sheet. Substantially all of the Company's assets are pledged as collateral under the senior secured credit facility. Amounts borrowed under the senior secured term loan may be prepaid at any time without penalty, except for LIBOR breakage costs. Commitments under the revolving credit facility terminate on April 9, 2015. The senior secured term loan matures on April 9, 2016.
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Under the senior secured credit facility, the Company must maintain compliance with specified financial covenants measured on a quarterly basis. The senior secured credit facility also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the senior secured credit facility, subject to certain exceptions and minimum thresholds, the Company is required to apply all of the proceeds from any issuance of debt, as much as half of the proceeds from any issuance of equity, as much as 75% of the Company's annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement), and amounts received in connection with any sale of the Company's assets to repay the outstanding amounts under the Restated Credit Agreement. The Company believes that it is in compliance with its debt covenants as of June 30, 2013. As of June 30, 2013, the fixed charge coverage ratio was 2.3, which compares to a minimum requirement of 1.75 and the leverage ratio was 4.9, as compared to an allowed maximum of 5.25.
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
Other Debt
The Company issued $10.0 million of promissory notes as part of the purchase consideration for the Hospice/Home Health Acquisition. The notes bear interest at 6.0% with $2.0 million of principal due annually beginning November 1, 2010. During 2012, the notes were substantially paid down leaving a remaining balance of $1.5 million at December 31, 2012. The promissory notes are payable to the selling entities, of which the Senior Vice President, of Signature Hospice & Home Health, LLC are significant shareholders. Signature Hospice & Home Health, LLC is a consolidated subsidiary of Skilled holding 100% interests in the operating companies for the Hospice/Home Health Acquisition. The promissory notes were paid in full in April 2013.

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
Business Overview
Skilled Healthcare Group, Inc. ("Skilled") is a holding company that owns subsidiary companies that in turn own and operate skilled nursing facilities, assisted living facilities, hospices, home health providers and a rehabilitation therapy business. As used in this report, the terms "we," "us," "our" and the "Company," and similar terms, refer collectively to Skilled and its consolidated wholly-owned subsidiaries, unless the context requires otherwise. We have an administrative service company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services. We currently also have one such service agreement with an unaffiliated skilled nursing facility operator. All of our subsidiaries focus on providing high-quality care to the people we serve, and our skilled nursing facility subsidiaries, which comprise the largest portion of our consolidated business, have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of June 30, 2013, we owned or leased 74 skilled nursing facilities and 22 assisted living facilities, together comprising 10,413 licensed beds. We also lease five skilled nursing facilities in California to an unaffiliated third party operator. Our skilled nursing and assisted living facilities are located in California, Texas, Iowa, Kansas, Missouri, Nebraska, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. We owned 77% of these facilities as of June 30, 2013. As of June 30, 2013 we provided hospice and home health services in Arizona, California, Idaho, Montana, Nevada, and New Mexico. We also provided private duty care services in Idaho, Montana, and Nevada. For the six months ended June 30, 2013, we generated approximately 72% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, hospice care and home health services.

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
Medicare reimburses our skilled nursing facilities under a prospective payment system ("PPS") for certain inpatient covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, for certain services based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group ("RUG") category that is based upon each patient's acuity level. In October 2010, the number of RUG categories was expanded from 53 to 66 as part of the implementation of the RUGs IV system and the introduction of a revised and substantially expanded patient assessment tool called the minimum data set (MDS) version 3.0.
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
The Budget Control Act of 2011, enacted on August 2, 2011, increased the United States debt ceiling in connection with deficit reductions over the next ten years. Under the Budget Control Act of 2011, $1.2 trillion in domestic and defense spending reductions were automatically set to begin February 1, 2013, split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. As discussed below, the American Taxpayer Relief Act of 2012 (the “Taxpayer Relief Act”) subsequently delayed by two months the automatic budget sequestration cuts established by the Budget Control Act of 2011. The automatic 2% reduction on each claim submitted to Medicare began on April 1, 2013. Reductions to Medicare and Medicaid reimbursement resulting from the Budget Control Act of 2011 could have a material adverse effect on the Company's business, financial position, results of operations and liquidity.
The Middle Class Tax Relief and Job Creation Act of 2012 was signed into law on February 22, 2012, extending the Medicare Part B outpatient therapy cap exceptions process through December 31, 2012. As noted below, the exceptions process has been further extended for an additional year. The statutory Medicare Part B outpatient therapy cap for occupational therapy (OT) was $1,880 for 2012, and the combined cap for physical therapy (PT) and speech-language pathology services (SLP) was also $1,880 for 2012.  This is the annual per beneficiary therapy cap amount determined for each calendar year. Similar to the therapy cap, Congress established a threshold of $3,700 for PT and SLP services combined and another threshold of $3,700 for OT services. All therapy services rendered above the $3,700 are subject to manual medical review ("MMR") and may be denied unless pre-approved by the provider's Medicare Administrative Contractor (or "MAC"). The law requires an exceptions process to the therapy cap that allows providers to receive payment from Medicare for medically necessary therapy services above the therapy cap amount.  Beginning October 1, 2012 some therapy providers may submit requests for exceptions (pre-approval for up to 20 therapy treatment days for beneficiaries at or above the $3,700 threshold) to avoid denial of claims for services above the threshold amount. The $3,700 figure is the defined threshold that triggers the provision for an exception request. Prior to October 1, 2012 there was no provision for an exception request when the threshold was exceeded.
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
On July 31, 2013, CMS issued its final rule providing for, among other things, a net increase of 1.3% in PPS payments to skilled nursing facilities for CMS's fiscal year 2014 (which begins October 1, 2013) as compared to the PPS payments in CMS's fiscal year 2013 (which ends September 30, 2013). The 1.3% increase is on a net basis, after the application of a 2.3% market basket increase reduced by a 0.5% forecast error correction and further reduced by 0.5% multi-factor productivity adjustment required by the Patient Protection and Affordable Care Act of 2010 ("PPACA").
On June 27, 2013, CMS proposed a decrease of 1.5% in PPS payments to home health agencies for CMS's fiscal year 2014 as compared to the PPS payments in CMS's fiscal year 2013. The proposed 1.5% decrease is on a net basis, after the application of a 3.5% rebasing decrease and other reductions, partially offset by a 2.4% market basket increase.
The American Taxpayer Relief Act of 2012 (the “ATRA”) was enacted on January 2, 2013. As noted above, the ATRA delayed by two months the automatic budget sequestration cuts established by the Budget Control Act of 2011. The ATRA also extended the therapy cap exception process for one year. The ATRA also made additional changes to the Multiple Procedure Payment Reduction ("MPPR") previously implemented in 2010. The existing discount to multiple therapy procedures performed in an outpatient environment during a single day was 25%. Effective April 1, 2013, ATRA increased the discount by an additional 25% to 50%. We believe that the new rules related to MPPR will reduce our revenue by $0.8 million for the eight month period from April 1, 2013 through December 31, 2013.
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

The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2013		2012
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$153,877	72.0%	$156,267	71.9%	$(2,390)	(1.5)%
Assisted living facilities	6,982	3.3	6,895	3.2	87	1.3
Administration of third party facility	153	0.1	125	0.1	28	22.4
Facility lease revenue	787	0.3	768	0.4	19	2.5
Total long-term care services	161,799	75.7	164,055	75.5	(2,256)	(1.4)
Therapy services:
Third-party rehabilitation therapy services	26,637	12.5	26,385	12.1	252	1.0
Total therapy services	26,637	12.5	26,385	12.1	252	1.0
Hospice & home health services:
Hospice	18,386	8.6	20,576	9.5	(2,190)	(10.6)
Home health	6,870	3.2	6,359	2.9	511	8.0
Total hospice & home health services	25,256	11.8	26,935	12.4	(1,679)	(6.2)
Total	$213,692	100.0%	$217,375	100.0%	$(3,683)	(1.7)%

	Six Months Ended June 30,
	2013		2012
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$311,504	72.0%	$315,251	72.2%	$(3,747)	(1.2)%
Assisted living facilities	14,109	3.3	13,809	3.2	300	2.2
Administration of third party facility	312	0.1	565	0.1	(253)	(44.8)
Facility lease revenue	1,548	0.3	1,522	0.3	26	1.7
Total long-term care services	327,473	75.7	331,147	75.8	(3,674)	(1.1)
Therapy services:
Third-party rehabilitation therapy services	53,744	12.5	52,501	12.1	1,243	2.4
Total therapy services	53,744	12.5	52,501	12.1	1,243	2.4
Hospice & home health services:
Hospice	37,369	8.6	40,330	9.2	(2,961)	(7.3)
Home health	13,981	3.2	12,810	2.9	1,171	9.1
Total hospice & home health services	51,350	11.8	53,140	12.1	(1,790)	(3.4)
Total	$432,567	100.0%	$436,788	100.0%	$(4,221)	(1.0)%
Sources of Revenue
The following table sets forth revenue consolidated by state in dollars and as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2013		2012
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$87,899	41.1%	$88,694	40.8%
Texas	42,959	20.1	44,134	20.3
New Mexico	24,199	11.3	24,299	11.2
Kansas	14,937	7.0	15,690	7.2
Nevada	14,914	7.0	16,209	7.5
Missouri	14,520	6.8	14,286	6.6
Arizona	3,793	1.8	3,044	1.4
Montana	3,535	1.7	3,996	1.8
Idaho	2,792	1.3	2,474	1.1
Iowa	2,213	1.0	2,739	1.3
Nebraska	1,461	0.7	1,083	0.5
Indiana	470	0.2	727	0.3
Total	$213,692	100.0%	$217,375	100.0%

	Six months ended June 30,
	2013		2012
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$176,872	40.9%	$176,922	40.5%
Texas	87,971	20.3	89,794	20.6
New Mexico	48,473	11.2	48,900	11.2
Kansas	30,343	7.0	31,393	7.2
Nevada	29,827	6.9	31,557	7.2
Missouri	29,602	6.8	29,406	6.7
Arizona	8,181	1.9	7,042	1.6
Montana	7,087	1.6	7,637	1.8
Idaho	5,524	1.3	4,897	1.1
Iowa	4,766	1.1	5,666	1.3
Nebraska	2,942	0.7	1,942	0.4
Indiana	979	0.3	1,632	0.4
Total	$432,567	100.0%	$436,788	100.0%
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
Leased Facility Revenue. We lease five skilled nursing facilities in California to an unaffiliated third party operator. For additional information on the lease arrangement, see Note 5 - "Property and Equipment" to the interim financial statements.
Therapy Services Segment

As of June 30, 2013, we provided rehabilitation therapy services to a total of 194 healthcare facilities, including 64 of our facilities, as compared to 186 facilities, including 64 of our facilities, as of June 30, 2012. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. The net increase of 8 facilities serviced was comprised of 20 new facilities serviced, net of 12 cancellations. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered. As of June 30, 2013, we provided rehabilitation therapy services to facilities in California, Nevada, New Mexico, Texas, Missouri, Nebraska, Iowa, and Indiana.
Hospice and Home Health Services Segment
Hospice. As of June 30, 2013, we provided hospice care in Arizona, California, Idaho, Montana, Nevada and New Mexico. We derive substantially all of the revenue from our hospice business from Medicare and managed care reimbursement.
Federal law imposes a Medicare payment cap on hospice service programs. We monitor the impact of the Medicare cap on our hospice business by attempting to address our average length-of-stay on an agency-by-agency basis. A key component of this strategy is to analyze each hospice agency's mix of patients and referral sources to achieve a desirable mix of the types of patients and referral sources that we serve in each of our agencies. To the extent that actual lengths of stay exceed our estimates, our recorded reserves could prove insufficient.
Home Health. We provided home health care in Arizona, California, Idaho, Montana, Nevada and New Mexico as of June 30, 2013. We derive the majority of the revenue from our home health business from Medicare. Net service revenue is recorded under the Medicare payment program based on a 60-day episodic payment rate that is subject to downward adjustment based on certain variables.
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

	Three Months Ended June 30,
	2013					2012
	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage
Medicare Part A	$41,089	$—	$21,657	$62,746	29.4%	$45,476	$—	$23,299	$68,775	31.6%
Medicare Part B	3,396	—	—	3,396	1.6	4,806	—	—	4,806	2.2
Medicaid	65,804	—	726	66,530	31.1	64,159	—	639	64,798	29.8
Subtotal Medicare and Medicaid	110,289	—	22,383	132,672	62.1	114,441	—	23,938	138,379	63.6
Managed Care Part A	25,297	—	1,418	26,715	12.5	23,302	—	1,153	24,455	11.4
Managed Care Part B	587	—	—	587	0.3	542	—	—	542	0.2
Private pay and other	25,626	26,637	1,455	53,718	25.1	25,770	26,385	1,844	53,999	24.8
Total	$161,799	$26,637	$25,256	$213,692	100.0%	$164,055	$26,385	$26,935	$217,375	100.0%

	Six Months Ended June 30,
	2013					2012
	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage
Medicare Part A	$85,484	$—	$44,322	$129,806	30.0%	$94,663	$—	$46,541	$141,204	32.3%
Medicare Part B	7,762	—	—	7,762	1.8	9,076	—	—	9,076	2.1
Medicaid	131,036	—	1,383	132,419	30.6	129,003	—	1,058	130,061	29.8
Subtotal Medicare and Medicaid	224,282	—	45,705	269,987	62.4	232,742	—	47,599	280,341	64.2
Managed Care Part A	50,920	—	2,780	53,700	12.4	46,216	—	2,258	48,474	11.1
Managed Care Part B	1,155	—	—	1,155	0.3	1,001	—	—	1,001	0.2
Private pay and other	51,116	53,744	2,865	107,725	24.9	51,188	52,501	3,283	106,972	24.5
Total	$327,473	$53,744	$51,350	$432,567	100.0%	$331,147	$52,501	$53,140	$436,788	100.0%

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

Private Pay and Other. Private pay and other sources consist primarily of individuals or parties who directly pay for their services or are beneficiaries of the Department of Veterans Affairs. In addition, the revenue related to the five leased properties is also included as part of the other payor sources.
Critical Accounting Estimates
There has been no change in our critical accounting policies and estimates as included under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the SEC on February 11, 2013.

Results of Operations
The following table summarizes some of our key performance indicators, along with other statistics, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Occupancy statistics (skilled nursing facilities):
Available beds in service at end of period	8,801	8,805	8,801	8,805
Available patient days	801,625	801,743	1,594,857	1,603,269
Actual patient days	657,281	665,486	1,315,927	1,333,679
Occupancy percentage	82.0%	83.0%	82.5%	83.2%
Average daily number of patients	7,223	7,313	7,270	7,328

Hospice average daily census	1,324	1,402	1,330	1,389
Home health episodic-based admissions	2,091	2,099	4,333	4,084
Home health episodic-based recertifications	476	360	966	693

Revenue per patient day (skilled nursing facilities prior to intercompany eliminations)
LTC only Medicare (Part A)	$519	$513	$520	$511
Medicare blended rate (Part A & B)	562	567	567	571
Managed care (Part A)	389	385	385	384
Managed care blended rate (Part A & B)	398	394	394	392
Medicaid	162	157	162	157
Private and other	170	173	173	173
Weighted-average for all	$235	$236	$238	$237

Patient days by payor (skilled nursing facilities):
Medicare	79,135	88,690	164,363	181,724
Managed care	65,074	60,464	132,280	120,486
Total skilled mix days	144,209	149,154	296,643	302,210
Private pay and other	107,719	107,242	210,270	211,442
Medicaid	405,353	409,090	809,014	820,027
Total days	657,281	665,486	1,315,927	1,333,679

Patient days as a percentage of total patient days (skilled nursing facilities):
Medicare	12.0%	13.3%	12.5%	13.6%
Managed care	9.9	9.1	10.1	9.0
Skilled Mix	21.9	22.4	22.6	22.6
Private pay and other	16.4	16.1	16.0	15.9
Medicaid	61.7	61.5	61.4	61.5
Total	100.0%	100.0%	100.0%	100.0%

Revenue for total company:
Medicare	31.0%	33.8%	31.8%	34.4%
Managed care, private pay, and other	37.9	36.4	37.6	35.8
Quality mix	68.9	70.2	69.4	70.2
Medicaid	31.1	29.8	30.6	29.8
Total	100.0%	100.0%	100.0%	100.0%

The following table sets forth details of our revenue, expenses, and net income and other items as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	87.2	82.9	87.0	83.2
Rent cost of revenue	2.3	2.1	2.2	2.1
General and administrative	3.2	3.0	3.1	2.9
Change in fair value of contingent consideration	(1.1)	0.2	(0.4)	0.1
Depreciation and amortization	2.9	2.8	2.8	2.8
	94.5	91.0	94.7	91.1
Other income (expenses):
Interest expense	(4.1)	(4.8)	(4.0)	(4.6)
Interest income	0.1	0.1	0.1	0.1
Other income (expense)	—	—	—	—
Equity in earnings of joint venture	0.2	0.2	0.2	0.2
Loss on disposal of asset	—	—	—	—
Debt modification/retirement costs	(0.5)	(1.8)	(0.3)	(0.9)
Total other (expenses) income, net	(4.3)	(6.3)	(4.0)	(5.2)
Income before provision for income taxes	1.2	2.7	1.3	3.7
Provision for income taxes	0.5	1.1	0.2	1.5
Net income	0.7%	1.6%	1.1%	2.2%

Adjusted EBITDA(1)	8.3%	12.3%	8.2%	12.1%
Adjusted EBITDAR(2)	10.5%	14.4%	10.5%	14.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation from net income to EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR (in thousands):
Net income	$1,523	$3,497	$4,593	$9,834
Interest expense, net of interest income	8,622	10,389	17,185	19,809
Provision for income taxes	972	2,355	1,050	6,391
Depreciation and amortization expense	6,130	6,092	12,266	12,236
EBITDA(1)	17,247	22,333	35,094	48,270
Rent cost of revenue	4,828	4,539	9,640	9,095
EBITDAR(2)	22,075	26,872	44,734	57,365
EBITDA(1)	17,247	22,333	35,094	48,270
Change in fair value of contingent consideration	(2,244)	499	(2,161)	630
Organization restructure costs	1,549	—	1,549	—
Debt modification/retirement costs	1,088	3,958	1,088	3,958
Adjusted EBITDA(1)	17,640	26,790	35,570	52,858
Rent cost of revenue	4,828	4,539	9,640	9,095
Adjusted EBITDAR(2)	$22,468	$31,329	$45,210	$61,953

(1)
We define EBITDA as net income before depreciation, amortization and interest expense (net of interest income) and the provision for income taxes. Adjusted EBITDA is EBITDA adjusted for non-core business items, such as change in fair value of contingent consideration, organization restructuring costs, gains or losses on debt modification/retirement costs, or the disposal of property and equipment.

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
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Revenue. Revenue decreased by $3.7 million, or 1.7%, to $213.7 million in the three months ended June 30, 2013 from $217.4 million in the three months ended June 30, 2012.
Long term care services

	Three Months Ended June 30,
	2013		2012		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$153.9	72.0%	$156.3	71.9%	$(2.4)	(1.5)%
Assisted living facilities	7.0	3.3	6.9	3.2	0.1	1.4
Administration of third party facility	0.1	0.1	0.1	0.1	—	—
Leased facility revenue	0.8	0.4	0.7	0.3	0.1	14.3
Total long-term care services	$161.8	75.7%	$164.0	75.5%	$(2.2)	(1.3)%

The $2.4 million decrease in skilled nursing facilities revenue in the second quarter of 2013 as compared to the second quarter of 2012 was primarily due to a shift in payor mix from traditional Medicare to Managed Medicare (Medicare Advantage) and a reduction in Medicare Part B revenue. The shift in payor mix resulted in a net reduction of revenue by $2.4 million. Medicare Part B revenue decreased by $1.4 million due to the impact of the MMR process that was implemented October 1, 2012. The MAC's are still not able to process the volume of MMR's submitted and providers have decreased Part B treatments of patients due to the risk of not being paid. These reductions were offset by $1.7 million increase in Medicaid revenue and a $0.2 million decrease in other revenue. In addition, we experienced a slight decrease in our average daily census ("ADC") in our skilled nursing facilities in the second quarter of 2013 as compared to the second quarter of 2012. Our average patient per day ("PPD") rate decreased by $0.59 for the second quarter of 2013 as compared to the second quarter of 2012 primarily due to the shift in payor mix and the impact of the 2.0% sequestration.

The increase of $0.1 million at our assisted living facilities in the second quarter of 2013 as compared to the second quarter of 2012 was due primarily to the increase in the private PPD rate by $2.00.
Therapy services

	Three Months Ended June 30,
	2013		2012		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$40.6	19.0%	$42.2	19.4%	$(1.6)	(3.8)%
Intersegment elimination of services related to affiliated entities	(14.0)	(6.5)	(15.8)	(7.3)	1.8	(11.4)
Third party therapy services	$26.6	12.5%	$26.4	12.1%	$0.2	0.8%

Hallmark revenue for third party therapy services increased by $0.2 million. This increase was related to a $0.4 million increase in revenue for new third party therapy contracts added since the second quarter of 2012 offset by a $0.2 million decrease in revenue for facilities that operated for full three months ended June 30, 2013 and 2012. The Medicare Part B MMR process that went into effect on October 1, 2012 reduced revenue from third party therapy customers for the three months ended June 30, 2013 by $1.0 million as compared to the same period a year ago as many of our customers are hesitant to provide therapy treatment to their patients in excess of the $3,700 Medicare Part B threshold. We expect the MMR process to continue to negatively impact our therapy revenue in the future. This was offset by an increase in revenue of $1.0 million due to an increase in treatment of managed care patients and an increase in revenue of $0.2 million due to an increase in treatment of Medicare Part A patients at the third party facilities. The MPPR for outpatient therapy included in the ATRA went into effect April 1, 2013 negatively impacted revenue by $0.3 million.
Hospice & Home Health services

	Three Months Ended June 30,
	2013		2012		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$18.4	8.6%	$20.6	9.5%	$(2.2)	(10.7)%
Home Health	6.9	3.2	6.3	2.9	(0.6)	(9.5)
Total hospice & home health services	$25.3	11.8%	$26.9	12.4%	$(1.6)	(5.9)%

The $2.2 million decrease in hospice revenue was a result of a reduction in ADC for the second quarter of 2013 as compared to the second quarter of 2012 as well as increased hospice Medicare cap reserves recorded in the second quarter of 2013. For the quarters ended June 30, 2013 and 2012, we recorded hospice cap adjustments of $1.4 million and $1.0 million, respectively, as adjustments to revenue, which negatively affected the weighted average PPD rates for both periods. Of the $1.4 million hospice cap reserves recorded in the three months ended June 30, 2013 $0.7 was related to the 2012 cap year and $0.7 was related to the 2013 cap year. The entire $1.0 million recorded in the three months ended June 30, 2012 was for the 2012 cap year.

Of the $0.6 million increase in our home health revenue in the second quarter of 2013 as compared to the second quarter of 2012, $0.3 million was from home health agencies operated for all of both periods, with a $0.2 million increase from an increase in episodes and a $0.1 million increase in rate per episode. The increase in rate per episode was primarily due to a 3.7% decrease in Medicare reimbursement rates offset by a 6.8% increase in managed care reimbursement rates and a 12.8% increase in private reimbursement rates. The remaining $0.2 million increase in home health revenue was due to acquisitions completed in the second quarter of 2012.
Cost of Services Expenses. Cost of services expenses increased $6.2 million, or 3.4%, to $186.4 million, or 87.2% of revenue, in the three months ended June 30, 2013, from $180.2 million, or 82.9% of revenue, in the three months ended June 30, 2012.

Long term care services

	Three Months Ended June 30,
	2013		2012		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$130.1	84.5%	$126.9	81.2%	$3.2	2.5%
Assisted living facilities	5.1	72.7	4.7	68.8	0.4	8.5
Regional operations support	5.0	n/a	5.0	n/a	—	—
Total long-term care services	$140.2	86.7%	$136.6	83.3%	$3.6	2.6%

Cost of services expenses at our skilled nursing facilities increased $3.2 million in the second quarter of 2013 as compared to the second quarter of 2012. The $3.2 million increase was primarily the result of a $1.5 million increase in benefits in the second quarter of 2013 as compared to the second quarter of 2012 due to an increase in self insured employee medical expense and self insured workers compensation expense. There was a $1.2 million increase in the bad debt expense in the second quarter of 2013 as compared to the second quarter of 2012 due to aging accounts receivables for private co-pay and managed care patients. The increase was also attributable to an increase in general and professional liability insurance of $0.6 million in the second quarter of 2013 as compared to the second quarter of 2012 due to a change in the estimated reserves on the professional liability claims from prior years. Taxes and licenses expense increased by $1.0 million in the second quarter of 2013 as compared to the second quarter of 2012 due to an increase in California quality assurance ("QA") fees. These increases were offset by a decrease in rehab and ancillaries expense of $1.5 million due to the reduction in Medicare Part B revenue.

Cost of services at our assisted living facilities increased $0.4 million in the second quarter of 2013 as compared to the second quarter of 2012. Approximately $0.2 million of this increase was due to an increase in labor and benefits expense in the second quarter of 2013 as compared to the second quarter of 2012.

Therapy services

	Three Months Ended June 30,
	2013			2012			Increase/(Decrease)
	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

							Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$40.6	$37.8	93.1%	$42.2	$38.5	91.2%	$(0.7)	(1.8)%
Total therapy services	$40.6	$37.8	93.1%	$42.2	$38.5	91.2%	$(0.7)	(1.8)%

Rehabilitation therapy costs of services as a percentage of revenue increased by 1.9% for the three months ended June 30, 2013, as compared to the same period in 2012. The increase in the cost of services as a percentage of revenue is due to an increase in the treatment of managed care patients for which we receive a lower revenue rate per minute, the MPPR which went into effect April 1, 2013, and from an increase in administrative work due to the compliance with the review process on the MMRs and training involved in G-Code (reporting of the functional status of therapy patients by the therapist) implementation.
Hospice and home health services

	Three Months Ended June 30,
	2013		2012		Increase/(Decrease)
	Cost of Service Dollars	Percentage of Revenue	Cost of Service Dollars	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Hospice	$16.4	89.0%	$15.8	76.6%	$0.6	3.8%
Home Health	6.7	96.9	5.7	89.5	1.0	17.5
Total hospice & home health services	$23.1	91.2%	$21.5	79.7%	$1.6	7.4%
Cost of services expenses related to our hospice business increased $0.6 million in the second quarter of 2013 as compared to the second quarter of 2012. The $0.6 million increase resulted from an increase in operating costs of $12.26 PPD, or 9.9%, to $135.86 PPD in the three months ended June 30, 2013 from $123.60 PPD for the three months ended June 30, 2012. This was partially the result of the July 2012 opening of the general inpatient (GIP) unit at our Las Vegas, Nevada hospice. GIP units require a higher level of patient care and result in increased PPD costs. In addition, salaries and wages increased on a PPD basis as the agencies were overstaffed for their census levels.
Cost of services related to our home health business increased $1.0 million in the second quarter of 2013 as compared to the second quarter of 2012. The increase was primarily due to an increase of $0.7 million of additional expenses at our existing home health agencies, due to an increase in salaries and benefits for employees. The remaining balance of the increase in home health cost of services expense was due to acquisitions.
Rent Cost of Revenue. Rent cost of revenue increased $0.3 million, or 6.4%, to $4.8 million, or 2.3% of revenue, in the three months ended June 30, 2013 from $4.5 million, or 2.1% of revenue, in the three months ended June 30, 2012. The increase was primarily related to a new lease that went into effect in the fourth quarter of 2012 at one of our California facilities.
General and Administrative Services Expenses. Our general and administrative services expenses increased $0.4 million, or 6.4%, to $6.8 million, or 3.2% of revenue, in the three months ended June 30, 2013 from $6.4 million, or 3.0% of revenue, in the three months ended June 30, 2012. The increase is primarily due to $1.5 million in severance costs accrued related to the elimination of positions not related to patient care and an increase of $0.2 million in purchased services-related expense in the second quarter of 2013 as compared to the second quarter of 2012. These increases were offset by a $0.7 million reduction in stock compensation expense related to performance shares awarded in 2013 which are not expected to vest and $0.5 million less of incentive accruals in the second quarter of 2013 compared to 2012.

Depreciation and Amortization. Depreciation and amortization remained consistent at $6.1 million, or 2.9% of revenue, in the three months ended June 30, 2013 and June 30, 2012.

Change in fair value of contingent consideration. The change in fair value of contingent consideration decreased by $2.7 million, to negative $2.2 million, or 1.1% of revenue, in the three months ended June 30, 2013 from positive $0.5 million, or 0.2% of revenue, in the three months ended June 30, 2012. The decrease is related to the change in fair value of the contingent consideration related to the 2010 hospice and home health acquisition due to reductions in forecasted EBITDA, which reduces the likelihood of the businesses achieving their EBITDA target necessary for the earn-out to be paid in future periods.

Interest Expense. Interest expense decreased by $1.8 million, or 17.0%, to $8.7 million , or 4.1% of revenue, in the three months ended June 30, 2013 from $10.5 million, or 4.8% of revenue, in the three months ended June 30, 2012. The decrease is related to the replacement of subordinated debt with term debt as well as $1.1 million in double interest expense on our 2014 Notes in the second quarter of 2012. The subordinated debt had a higher interest rate than our term debt.
Interest Income. Interest income remained consistent at approximately $0.1 million for the three months ended June 30, 2013 and June 30, 2012.
Debt modification/retirement costs. Debt modification/retirement costs decreased by $2.9 million to $1.1 million or 0.5% of revenue, in the three months ended June 30, 2013 from $4.0 million or 1.8% of revenue in the three months ended June 30, 2012. The $1.1 million expensed in 2013 related to the June 2013 credit facility amendment, which increased the maximum leverage ratio by 0.5. Of the $4.0 million expensed in 2012, $1.9 million in costs related unamortized subordinated debt deferred financing fees expensed when the bonds were defeased and $2.1 million related to the June 2012 credit facility amendment.

Equity in Earnings of Joint Venture. Equity earnings of our pharmacy joint venture remained consistent at $0.5 million in the three months ended June 30, 2013 and June 30, 2012.
Income Before Provision for Income Taxes. Income before provision for incomes taxes decreased by $3.4 million to $2.5 million in the three months ended June 30, 2013 from $5.9 million in the three months ended June 30, 2012 as a result of the decrease in revenue and increased operating expenses for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.
Provision for Income Taxes. We recorded a tax expense of $1.0 million, or 39.0% of pre-tax earnings, for the three months ended June 30, 2013, as compared to $2.4 million, or 40.2% of pre-tax earnings, for the three months ended June 30, 2012. The decrease in the tax expense was a result of the decrease in pre-tax earnings for the three months ended in June 30, 2013 as compared to the same period in 2012.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Revenue. Revenue decreased by $4.2 million, or 1.0%, to $432.6 million in the six months ended June 30, 2013 from $436.8 million in the six months ended June 30, 2012.
Long term care services

	Six Months Ended June 30,
	2013		2012		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$311.5	72.0%	$315.2	72.2%	$(3.7)	(1.2)%
Assisted living facilities	14.1	3.3	13.8	3.2	0.3	2.2
Administration of third party facility	0.4	0.1	0.6	0.1	(0.2)	(33.3)
Leased facility revenue	1.5	0.3	1.5	0.3	—	—
Total long-term care services	$327.5	75.7%	$331.1	75.8%	$(3.6)	(1.1)%

The $3.7 million decrease in the skilled nursing facilities revenue in the first six months of 2013 as compared to the first six months of 2012 was primarily due a shift in payor types from traditional Medicare to Managed Medicare (Medicare Advantage) and due to one less business day in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The payor shift resulted in a net decrease in revenue of $5.8 million, which was offset by a $2.0 million increase in Medicaid revenue due to increased Medicaid PPD rates. In addition, we experienced a decrease in ADC for the six months ended in June 30, 2013 as compared to the six months ended in June 30, 2012.

The increase of $0.3 million at our assisted living facilities in the six months ended June 30, 2013 as compared to the same period in 2012 was due primarily to the increase in PPD rate by 3.0% to $97 for the six months ended June 30, 2013 as compared to $94 for the six months ended June 30, 2012.
Therapy services

	Six Months Ended June 30,
	2013		2012		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$82.9	19.2%	$84.3	19.2%	$(1.4)	(1.7)%
Intersegment elimination of services related to affiliated entities	(29.2)	(6.8)	(31.8)	7.3	2.6	(8.2)
Third party therapy services	$53.7	12.4%	$52.5	12.1%	$1.2	2.3%

The $1.2 million increase in our Hallmark third party therapy services revenue was related to an increase in revenue for facilities that operated for the full six months ended June 30, 2013 and 2012. The intersegment revenue from affiliated facilities decreased by $2.8 million for the six months ended June 30, 2013 as compared to the same period a year ago. The Medicare Part B MMR process that went into effect on October 1, 2012 reduced revenue from our third party customers for the six months ended June 30, 2013 by $1.6 million as compared to the same period a year ago as many of our customers are hesitant to provide therapy treatment to their patients in excess of the $3,700 Medicare Part B threshold. We expect the MMR process to continue to negatively impact our therapy revenue in the future. This was offset by a $1.9 million increase in revenue due an increase in the treatment of managed care residents at the third party facilities and a $1.0 million increase in revenue due an increase in the treatment of Medicare Part A residents at the third party facilities for the six months ended June 30, 2013 as compared to the same period a year ago. The MPPR for outpatient therapy included in the ATRA went into effect April 1, 2013 negatively impacted our revenue by $0.3 million.
Hospice & Home Health services

	Six Months Ended June 30,
	2013		2012		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$37.4	8.6%	$40.3	9.2%	$(2.9)	(7.2)%
Home Health	14.0	3.2	12.8	2.9	1.2	9.4
Total hospice & home health services	$51.4	11.8%	$53.1	12.1%	$(1.7)	(3.2)%

Of the $2.9 million decrease in hospice revenue for the first six months of 2013 as compared to the first six months of 2012, $1.9 million was due to a decrease in ADC. For the six months ended June 30, 2013 and 2012, we recorded hospice Medicare cap adjustments of $2.9 million and $1.2 million, respectively, as adjustments to revenue, which negatively affected the weighted average PPD rates for both periods and accounted for the remaining decrease in revenue. Of the $2.9 million hospice cap reserves recorded in the six months ended June 30, 2013, $0.7 million was related to the 2013 cap year, $2.0 million was related to the 2012 cap year and $0.2 million was related to the 2011 cap year. The $1.2 million in cap adjustment recorded in the six months ended June 30, 2012 was related to the 2012 cap year.

Of the $1.2 million increase in our home health revenue in the first six months of 2013 as compared to the first six months of 2012, $0.6 million was from home health agencies operated for all of both periods, with a $1.1 million increase from an increase in episodes, offset by a $0.5 million decrease in rate per episode. The decrease in rate per episode was primarily due to the decrease in Medicare reimbursement rates and additional decreases in private and other payer sources. The remaining $0.6 million increase in home health revenue was due to acquisitions.
Cost of Services Expenses. Cost of services expenses increased $13.2 million, or 3.6%, to $376.5 million, or 86.9% of revenue, in the six months ended June 30, 2013, from $363.3 million, or 83.2% of revenue, in the six months ended June 30, 2012.
Long term care services

	Six Months Ended June 30,
	2013		2012		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$262.8	84.4%	$256.0	81.2%	$6.8	2.7%
Assisted living facilities	10.2	72.0	9.9	71.4	0.3	3.0
Regional operations support	11.2	n/a	10.6	n/a	0.6	5.7
Total long-term care services	$284.2	86.8%	$276.5	83.5%	$7.7	2.8%

Cost of services expenses at our skilled nursing facilities increased $6.8 million in the first six months of 2013 as compared to the first six months of 2012. The $6.8 million increase was primarily the result of a $3.6 million increase in self insured general and professional liability expense in the first six months of 2013 as compared to the first six months of 2012 due to a change in the estimated reserves on the professional liability claims from prior years. There was a $2.9 million increase in labor and benefit costs for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily due to increases in self insured medical and workers compensation expense. Bad debt expense increased $1.9 million in the six months ended June 30, 2013 as compared to the year ago period due to the payor mix shift and an increase in the aging of private co-pay receivables. Taxes and licenses expense increased by $1.1 million in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 due to an increase in the California QA fees. These increases were offset by a decrease in rehab and ancillaries expense of $2.6 million due to the reduction in Medicare Part B revenue.

Cost of services expenses at our assisted living facilities increased $0.3 million in the first six months of 2013 as compared to the first six months of 2012 due to an increase of $0.5 million in our facilities that operated for the full six months in both periods attributable to an $0.2 million increase in labor costs resulting from increases in self insured medical and self insured workers compensation expense. In addition, there was a $0.2 million increase in professional liability reserves on existing claims in the first six month of 2013 as compared to the first six months of 2012. These increases were offset by a $0.2 million decrease in expenses due to the closure of an assisted living facility in Southern California in April, 2012.

Cost of services at our regional operations support increased by $0.6 million in the first six months of 2013 as compared to the first six months of 2012. The primary reason for the increase was an increase in non-routine legal costs of $1.1 million. These were offset by a decrease of $0.3 million in benefits.

Therapy services

	Six Months Ended June 30,
	2013			2012			Increase/(Decrease)
	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

							Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$82.9	$76.9	92.8%	$84.3	$77.5	91.9%	$(0.6)	(0.7)%
Total therapy services	$82.9	$76.9	92.8%	$84.3	$77.5	91.9%	$(0.6)	(0.7)%

Rehabilitation therapy costs of services as a percentage of revenue increased 0.9% for the six months ended June 30, 2013, as compared to the same period in 2012. The increase in the cost of services as a percentage of revenue is due to an increase in the treatment of managed care patients foe which we receive a lower revenue rate per minute, the MPPR which went into effect April 1, 2013, and from an increase in administrative work due to compliance with the MMR process and training involved in G-Code implementation.
Hospice and home health services

	Six Months Ended June 30,
	2013		2012		Increase/(Decrease)
	Cost of Service Dollars	Percentage of Revenue	Cost of Service Dollars	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Hospice	$32.5	87.0%	$31.4	77.8%	$1.1	3.5%
Home Health	13.2	94.8	11.1	87.1	2.1	18.6
Total hospice & home health services	$45.7	89.0%	$42.5	80.1%	$3.2	7.5%
Cost of services expenses related to our hospice business increased $1.1 million in the first six months of 2013 as compared to the first six months of 2012. The $1.1 million increase resulted from an increase in operating costs of $10.81 PPD, or 8.7%, to $135.02 PPD in the six months ended June 30, 2013 from $124.20 PPD for the six months ended June 30, 2012. This was partially the result of the opening of the GIP unit at our Las Vegas, Nevada hospice. GIP units require a higher level of patient care and result in increased PPD costs. In addition, salaries and wages increased on a PPD basis as the agencies were overstaffed for their census levels.
Cost of services related to our home health business increased $2.1 million in the first six months of 2013 as compared to the first six months of 2012. The increase was primarily due to an increase of $1.3 million of additional expenses at our existing home health agencies, commensurate with the increase in episodes. Of the $1.3 million, salaries, contract, and benefits related expense increased by $1.0 million for these facilities. The remaining balance of $0.8 million in home health cost of services expense was due to acquisitions.
Rent Cost of Revenue. Rent cost of revenue increased $0.5 million, or 6.0%, to $9.6 million, or 2.2% of revenue, in the six months ended June 30, 2013 from $9.1 million, or 2.1% of revenue, in the six months ended June 30, 2012. The increase was primarily related to a new lease that went into effect in the fourth quarter of 2012 at one of our leased California facilities.
General and Administrative Services Expenses. Our general and administrative services expenses increased $0.8 million, or 6.4%, to $13.3 million, or 3.1% of revenue, in the six months ended June 30, 2013 from $12.5 million, or 2.9% of revenue, in the six months ended June 30, 2012. The increase is primarily due to $1.5 million in severance costs accrued related to the elimination of positions not related to patient care. There was also an increase of $0.2 million in purchased services related expense in 2013 as compared to 2012. These increases were offset by the $0.2 million reversal of stock compensation related to performance shares awarded in 2013 which are not expected to vest and $0.8 million less of incentive accruals in the second quarter of 2013 compared to 2012.

Depreciation and Amortization. Depreciation and amortization remained consistent at $12.3 million, or 2.8% of revenue, in the six months ended June 30, 2013 and June 30, 2012.

Change in fair value of contingent consideration. The change in fair value of contingent consideration decreased by $2.8 million, to negative $2.2 million, or 0.5% of revenue, in the six months ended June 30, 2013 from positive $0.6 million, or 0.1% of revenue, in the six months ended June 30, 2012. The decrease is related to the change in fair value of the contingent consideration related to the 2010 hospice and home health acquisition due to reductions in forecasted EBITDA, which reduces the likelihood of the businesses achieving their EBITDA target necessary for the earn-out to be paid in future periods.

Interest Expense. Interest expense decreased by $2.7 million, or 13.3%, to $17.4 million, or 4.0% of revenue, in the six months ended June 30, 2013 from $20.1 million, or 4.6% of revenue, in the six months ended June 30, 2012. The decrease is related to the replacement of higher cost subordinated debt with term debt in the second quarter of 2012.
Interest Income. Interest income decreased by $0.1 million to $0.2 million or 0.1% of revenue, in the six months ended June 30, 2013 as compared to $0.3 million or 0.1% of revenue, in the six months ended June 30, 2012.
Equity in Earnings of Joint Venture. Equity earnings of our pharmacy joint venture remained consistent at $1.0 million in the six months ended June 30, 2013 and June 30, 2012.
Debt modification/retirement costs. The debt modification/retirement costs decreased by $2.9 million to $1.1 million or 0.3% of revenue, in the three months ended June 30, 2013 from $4.0 million or 0.9% of revenue in the six months ended June 30, 2012. The $1.1 million expensed in 2013 related to the June 2013 credit facility, which increased the maximum leverage ratio by 0.5. Of the $4.0 million expensed in 2012, $1.9 million in costs related unamortized subordinated debt deferred financing fees expensed when the bonds were defeased and $2.1 million related to the June 2012 credit facility amendment.
Income Before Provision for Income Taxes. Income before provision for incomes taxes decreased by $10.6 million to $5.6 million in the six months ended June 30, 2013 from $16.2 million in the six months ended June 30, 2012 as a result of the decrease in revenue and increased operating expenses for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.
Provision for Income Taxes. We recorded a tax expense of $1.1 million, or 18.6% of pre-tax earnings, for the six months ended June 30, 2013, as compared to $6.4 million, or 39.5% of pre-tax earnings, for the six months ended June 30, 2012. The lower tax expense for the six months ended June 30, 2013 was due primarily to the resolution and ultimate disposition of remaining funds related to the 2010 settlement of the Humboldt County Action. See Note 7, "Commitments and Contingencies - Legal Matters," for additional detail. In addition, the lower pre-tax earnings resulted in a lower tax expense.

Liquidity and Capital Resources
The following table presents selected data from our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2013	2012
Cash Flows from Continuing Operations
Net cash provided by operating activities	$13,789	$14,120
Net cash (used in) investing activities	(5,981)	(7,100)
Net cash (used in) financing activities	(7,792)	(17,465)
Net increase (decrease) in cash and cash equivalents	16	(10,445)
Cash and cash equivalents at beginning of period	2,003	16,017
Cash and cash equivalents at end of period	$2,019	$5,572
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
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
At June 30, 2013, we had cash and cash equivalents of $2.0 million. Our available cash is held in accounts at third-party financial institutions. We have periodically invested in AAA-rated money market funds. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.
Net cash provided by operating activities in the six months ended June 30, 2013 was $13.8 million, compared to the $14.1 million in the six months ended June 30, 2012.  The change was primarily the result of a $5.2 million decrease in net income partially offset by a $4.9 million improvement in operating cash flows from operating activities and changes in operating assets and liabilities for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The $4.9 million improvement was due to $6.1 million increase in accounts payable and accrued liabilities due to the timing of payments, $4.4 million in deferred taxes and $4.2 million in increases in insurance liability reserves offset by an increase in accounts receivable as days sales outstanding (DSO) was 51.2 at June 30, 2013 as compared to 45.0 at June 30, 2012.  DSO increased by 6.7 days from December 31, 2012 to June 30, 2013 and by 2.6 days from December 31, 2011 to June 30, 2012. The increase in DSO as of June 30, 2013 was caused primarily by three factors. California's Medi-Cal program once again withheld payments from providers for the last three weeks of June, which impacted our skilled nursing facilities and our third party therapy customers located in California. Additionally, an administrative issue delayed certain of our hospice cash receipts from June into July. The combined impact of the Medi-Cal and hospice cash receipts was $11.9 million, all of which was received in the beginning of July 2013. Additionally, our DSO continues to increase as a higher percentage of our receivables is due from managed care payors, which have longer payment terms.
Net cash used in investing activities in the six months ended June 30, 2013 was $6.0 million, compared to $7.1 million in the six months ended June 30, 2012 as the result of capital expenditures in both periods.
Net cash used in financing activities in the six months ended June 30, 2013 was $7.8 million, compared to the $17.5 million used in the six months ended June 30, 2012.
Principal Debt Obligations
Our primary sources of liquidity are our cash on hand, our cash flows from operations and borrowing under our senior secured credit facility, which is subject to the satisfaction of certain financial covenants therein. Our primary liquidity requirements are for debt service on our first lien senior secured term loan, capital expenditures and working capital.
We are significantly leveraged. As of June 30, 2013, we had $445.5 million in aggregate indebtedness outstanding, consisting of $403.8 million first lien senior secured term loan (net of the unamortized portion of the original issue discount ("OID") of $2.5 million), $39.0 million principal amount outstanding under our $100.0 million revolving credit facility, and other debt of approximately $2.7 million. Furthermore, we had $4.4 million in outstanding letters of credit against our $100.0 million revolving credit facility, leaving approximately $56.6 million of additional borrowing capacity under our senior secured credit facility as of June 30, 2013. Substantially all of our subsidiaries guarantee the first lien senior secured term loan and our revolving credit facility.
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
Term Loan and Revolving Loan
On April 9, 2010, we entered into an up to $360.0 million senior secured term loan and a $100.0 million revolving credit facility ("Prior Credit Agreement") that amended and restated the senior secured term loan and revolving credit facility that were set to mature in June 2012. On April 12, 2012, we entered into an Amendment and Restatement and Additional Term Loan Assumption Agreement (“Restated Credit Agreement”) that amended and restated the Prior Credit Agreement and pursuant to which, among other things, the size of our existing senior secured term loan was increased by $100.0 million (hereinafter referred to as the incremental senior secured term loan). On June 6, 2013, we entered into an amendment to the Restated Credit Agreement that increased the maximum leverage ratio by 0.50 throughout the life of the Restated Credit Agreement. The amendment additionally permits us to make future offers to the lenders under the revolving loan facility to extend the maturity date of all or a portion of the revolving loans. The credit arrangements provided under the Restated Credit Agreement are collectively referred to herein as the senior secured credit facility.
We expensed fees paid in connection with the refinancing of the Prior Credit Agreement in the amount of $2.0 million in conjunction with the amended senior secured credit facility. In connection with the June 6, 2013 modification, we paid fees totaling $2.5 million, of which $1.1 million were recorded as debt modification costs in the consolidated statement of operations, and $1.4 million were recorded as other assets in the consolidated balance sheet. Substantially all of our assets are pledged as collateral under the senior secured credit facility. Amounts borrowed under the senior secured term loan may be prepaid at any time without penalty, except for LIBOR breakage costs. Commitments under the revolving credit facility terminate on April 9, 2015. The senior secured term loan matures on April 9, 2016.
  The incremental senior secured term loan bears interest, at our option, at the London Interbank Offered Rate ("LIBOR") (subject to a floor of 1.50%) plus a margin of 5.25% or the prime rate (subject to a floor of 2.50%) plus a margin of 4.25%. As part of the refinancing, the interest rate on the existing senior secured term loan was amended to match the interest rate of the incremental senior secured term loan. The interest rate on the existing revolving credit facility was also amended to be, at our option, LIBOR plus a margin of between 4.25% and 4.50% (based upon consolidated senior leverage) or the prime rate plus a margin of between 3.25% and 3.50% (based upon consolidated senior leverage). There is no longer a LIBOR or prime rate floor with respect to the revolving credit facility. Pursuant to the Restated Credit Agreement, the quarterly term loan amortization payments increased to $2.6 million beginning June 30, 2012, compared to $0.9 million previously under the Prior Credit Agreement. Additionally, the maximum portion of the annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement) to be applied to term debt reductions increased to 75% from 50%, subject to stepdowns to 50% and 25% based on consolidated leverage. We also increased our ability to refinance a portion of our credit facility with U.S. Department of Housing and Urban Development ("HUD") insured debt up to $250 million, subject to certain credit facility covenants.  We have received conditional portfolio credit approval from HUD for up to an aggregate of $460 million in HUD insured loans secured by up to 78 facilities under HUD's Section 232 loan program, which provides loans for nursing homes, assisted living and related facilities. Any HUD insured borrowings beyond $250 million would necessitate either refinancing the senior secured credit facility in full or otherwise seeking a waiver or amendment from the senior secured lenders. We have not yet determined the amount of borrowings we will ultimately seek under the HUD insured loan program, and all loan applications will be subject to further review and approval by HUD. The HUD approval process is subject to a number of contingencies and uncertainties, many of which are beyond our control. Furthermore, there can be no assurance that we will ultimately be approved for and close any HUD insured loans, what the timing of any approvals or closings would be, or what the interest rates on any HUD insured loans would be. The Restated Credit Agreement requires that all of the net proceeds from any HUD-insured loans be used to pay down the term portion of our senior secured credit facility.
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
Under the senior secured credit facility, we must maintain compliance with specified financial covenants measured on a quarterly basis. The senior secured credit facility also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the senior secured credit facility, subject to certain exceptions and minimum thresholds, we are required to apply all of the proceeds from any issuance of debt, as much as half of the proceeds from any issuance of equity, as much as 75% of our annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement), and amounts received in connection with any sale of our assets to repay the outstanding amounts under the Restated Credit Agreement. We believe that we were in compliance with our debt covenants as of June 30, 2013. As of June 30, 2013, our fixed charge coverage ratio was 2.3, which compares to a minimum requirement of 1.75 and our leverage ratio was 4.9, as compared to an allowed maximum of 5.25.
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
We anticipate that we will have capital expenditures in 2013 of approximately $15.0 million to $18.0 million. We will continue to assess our capital spending plans on an ongoing basis.

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
We estimate our self-insured general and professional liability reserves on a quarterly basis and our self-insured workers' compensation reserve on a semiannual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry's loss history. Based upon these analyses, at June 30, 2013, we had reserved $20.2 million net of $1.3 million in insurance recoveries for known or unknown or potential self-insured general and professional liability claims and $18.5 million for self-insured workers' compensation claims. Of these reserves, we estimate that a total of $12.7 million, consisting of approximately $7.2 million for self-insured general and professional liability claims based on historical experience and current claims activity and $5.5 million for self-insured workers' compensation claims, will be payable within 12 months; however, there are no set payment schedules and there can be no assurance that the payment amount in the next 12 months will not be significantly larger or smaller. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future general and professional liability or workers' compensation insurance will be available at a reasonable price and that we will not have to further increase our levels of self-insurance. For additional information on our general and professional liability and workers’ compensation reserve, see "Business — Insurance" in Part 1, Item 1 in our Annual Report on Form 10-K filed with the SEC on February 11, 2013.
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
Off-Balance Sheet Arrangements
We had outstanding letters of credit of $4.4 million under our $100.0 million revolving credit facility as of June 30, 2013.

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
Interest Rate Exposure—Interest Rate Risk Management
Our first lien credit agreement exposes us to variability in interest payments due to changes in interest rates. We entered into an interest rate swap agreement on June 30, 2010 in order to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap agreement matured on June 30, 2013 and was for a notional amount of $70.0 million with a LIBOR rate of 2.3% from January 2012 to June 2013.
The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Months Ending June 30, (1)
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed-rate debt	$1,794	$200	$185	$197	$209	$109	$2,694	$2,694
Average interest rate	3.9%	5.9%	6.0%	6.0%	6.0%	6.0%
Variable-rate debt (2)	$10,487	$49,487	$385,384	$—	$—	$—	$445,358	$449,421
Average interest rate(1)	6.8%	5.4%	6.8%

(1)	Based on implied forward three-month LIBOR rates in the yield curve as of June 30, 2013.

(2)	Excludes unamortized original issue discount of $2.5 million on our first lien senior secured term loan debt.

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
Medicare is our largest source of revenue, accounting for 31.0% of our consolidated revenue during the three months period ended June 30, 2013 and 33.8% in the same period for 2012. For the six months ended June 30, 2013 and 2012 the Medicare revenue accounted for 31.8% and 34.4% of our consolidated revenue respectively. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of our rehabilitation therapy services customers, are themselves reimbursed by Medicare for the services we provide. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, our business and results of operations will be adversely affected.
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
We receive a significant portion of our revenue from Medicaid, which accounted for 31.1% and 29.8% of our consolidated revenue for the three months ended June 30, 2013 and 2012 respectively. For the first six months ended June 30, 2013 and 2012 Medicaid accounted for 30.6% and 29.8% of our consolidated revenue respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states (including California and Texas, where significant portions of our Medicaid-related business is located) to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. We expect these state and federal efforts to continue for the foreseeable future. Furthermore, not all of the states in which we operate, most notably Texas, have elected to expand Medicaid as part of federal healthcare reform legislation. If Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program that are disadvantageous to our businesses, our business and results of operations could be materially and adversely affected.
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
Some of our rehabilitation therapy revenue is paid by the Medicare Part B program under a fee schedule. There are annual caps that limit, subject to certain exceptions, the amounts that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to any Medicare beneficiary under Medicare Part B. There is a combined cap for physical therapy and speech-language pathology and a separate cap for occupational therapy that apply subject to certain exceptions. The discontinuation or change in the current cap exception process or future modifications of the Medicare Part B cap structure could have an adverse effect on the revenue that we generate through our rehabilitation therapy business.  This could in turn have a negative effect on our financial condition and results of operations. For example, the Medicare Part B therapy pre-approval provisions (MMR) and multiple procedure payment reduction ("MPPR") rate reductions that took effect October 1, 2012, have continued to negatively impact our therapy business through the end of 2013.
The MMR requirement generally provides that, on a per beneficiary basis and subject to limited exceptions, services above $3,700 for physical therapy and speech-language pathology services combined and/or $3,700 for occupational therapy services are subject to manual medical review (typically on a pre-payment basis) by the applicable Medicare contractors.  Challenges in obtaining a timely response from the applicable contractors and other difficulties with the MMR system have added significant uncertainty as to whether beneficiary will have access to the applicable therapy services that are over the cap amount, and whether the provider will be reimbursed for those services.  Under the MPPR policy, when physical therapy, occupational therapy and speech-language pathology services are performed on the same day for the same patient and paid under Medicare Part B, then Medicare effectively makes a full reimbursement payment for only one of the procedures and the reimbursements for the other procedures are at a reduced rate.  The application of the MPPR policy has negatively affected our therapy business and will continue to do so as long as the policy is in effect.

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
For the six months ended June 30, 2013, we recorded hospice Medicare cap expense of $2.9 million, as an adjustment to revenue as compared to $1.0 million for the six months ended June 30, 2012. Of the $2.9 million, $0.7 million is related to the 2013 cap year and $2.0 million is related to the 2012 cap year and $0.2 million is related to the 2011 cap year. This adjustment related primarily to patients staying on service longer than estimated which results in the patients' cap allowances being stretched over multiple cap years. Our ability to comply with the cap limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that our hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not differ materially from the actual Medicare cap amount.
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
We face reviews, audits and investigations under federal and state government programs and contracts. These audits could have adverse findings that may negatively affect our business.
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
We also may be subject to lawsuits under the FFCA and comparable state laws for submitting allegedly fraudulent or otherwise inappropriate bills for services to the Medicare and Medicaid programs. These lawsuits, which may be initiated by regulatory authorities as well as private party whistleblowers, can involve significant monetary damages, fines, attorney fees and the award of bounties to private plaintiffs who successfully bring these suits, as well as to the government programs. In recent years, government oversight and law enforcement have become increasingly active and aggressive in investigating and taking legal action against potential fraud and abuse.
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
For the six months ended June 30, 2013, we received approximately 40.9% of our consolidated revenue from operations in California and 20.3% from Texas. We expect to continue to receive significant portions of our consolidated revenue from those states in the future as well. Accordingly, economic conditions and changes in state healthcare spending prevailing in either of these markets or other markets in which we have significant concentrations could affect the ability of our patients and third-party payors to reimburse us for our services, either through a reduction of the tax base used to generate state funding of Medicaid programs, an increase in the number of indigent patients eligible for Medicaid benefits, changes in state funding levels or healthcare programs or other factors. A continued or prolonged economic downturn, significant changes in state healthcare spending, or changes in the laws affecting our business in these markets could have a material adverse effect on our financial position, results of operations and cash flows.
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
Our revenue is affected by our ability to attract a favorable patient acuity mix, and by our mix of payment sources. Changes in the type of patients we attract, as well as our payor mix among private payors, managed care companies, Medicare (both traditional Medicare and "managed" Medicare/Medicare Advantage) and Medicaid, significantly affect our profitability because not all payors reimburse us at the same rates. Particularly, if we fail to maintain our proportion of high-acuity patients or if there is any significant increase in the percentage of our population for which we receive Medicaid reimbursement, our financial position, results of operations and cash flow may be adversely affected. Furthermore, in recent periods we have continued to see a shift from “traditional” fee-for-service Medicare patients to “managed” Medicare (Medicare Advantage) patients.  Reimbursement rates are generally lower for services provided to Medicare Advantage patients than they are for the same services provided traditional fee-for-service Medicare patients.  This trend may continue in future periods.  Our financial results have been negatively affected by this shift to date.  Our financial results will continue to be negatively affected if the trend towards Medicare Advantage continues, and particularly if it accelerates.

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
We operate a number of facilities in California, which enacted legislation aimed at establishing minimum staffing requirements for facilities operating in that state. This legislation required that the California Department of Public Health ("DPH"), promulgate regulations requiring each skilled nursing facility to provide a minimum of 3.2 nursing hours per patient day. The DPH finalized regulations in 2009 that required three 8-hour shifts for nurse-to-patient staffing, described documentation and notice requirements, and specified procedures for obtaining a waiver from per-shift staffing requirements at skilled nursing facilities. Although DPH finalized the regulations, initial implementation of the statute authorizing the regulations is contingent on an appropriation in the state's annual budged legislation or another statute. Because no appropriation was made and no additional statutes were enacted, the regulations did not become operational. Therefore, DPH will continue its practice of determining a facility's compliance with the 3.2 hour of nursing services per patient day measure in accordance with its internal policy and through on-site reviews conducted during periodic licensing and certification surveys and in response to complaints. If the DPH determines that a facility is out of compliance with this staffing measure, the DPH may issue a notice of deficiency, or a citation, depending on the impact on patient care. A citation carries with it the imposition of significant monetary fines. DPH has issued guidelines, implementing the provisions of newly enacted California laws, for state audits that verify compliance with the 3.2 nursing hours per patient day staffing requirements. If DPH determines under an audit that a facility has failed to meet the minimum staffing requirement for between 5% and 49% of the audited days, a significant administrative monetary penalty will be assessed. If DPH determines that a facility has failed to meet the minimum staffing requirement for more than 49% of the audited days, then a larger administrative monetary penalty will be assessed. The issuance of either a notice of deficiency or a citation requires the facility to prepare and implement an acceptable plan of correction. The Humboldt County Action included allegations that certain of our California skilled nursing facilities failed to meet state-mandated minimum staffing requirements. The Humboldt County Action resulted in a jury verdict against us and certain of our affiliated skilled nursing companies that awarded $677 million in damages. The case was ultimately settled in September 2010, pursuant to which we were required to deposit into escrow a total of $50 million to cover certain settlement costs. For more information regarding the Humboldt County Action and the settlement, as well as a description of our February 2013 settlement with the BMFEA which included a new staffing agreement and an ongoing investigation by the DOJ regarding related staffing considerations, see Note 7, "Commitments and Contingencies-Legal Matters" in the notes to the consolidated financial statements included elsewhere in this report.
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
As previously disclosed, Boyd W. Hendrickson, our Chairman of the Board and Chief Executive Officer, has informed the Board of Directors of his desire to retire from his role as Chief Executive Officer around the end of 2013. If we are unable to find a suitable successor to Mr. Hendrickson, we may not be able to successfully manage our business. During the second quarter of 2013, we also eliminated/consolidated certain management positions in an effort to streamline our leadership and reduce labor costs. We incurred approximately $1.5 million in severance costs as a result of these actions, which we do not anticipate will continue in future periods. However, any additional restructuring efforts could result in significant severance-related costs, and lead to difficulty in retaining and attracting talented management.
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
We have now and will for the foreseeable future continue to have a significant amount of indebtedness. At June 30, 2013, our total indebtedness was approximately $445.5 million. Our substantial indebtedness could have important consequences. For example, it could:

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
As of June 30, 2013, approximately 570 of our 14,950 active employees were represented by unions and covered by collective bargaining agreements. In addition, certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. We cannot predict the effect that continued union representation or future organizational activities will have on our business or future operations. There can be no assurance that we will not experience a material work stoppage in the future.
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
Our Class A common stock has one vote per share, while our Class B common stock has ten votes per share, on all matters voted on by our stockholders. As of June 30, 2013, Onex Corporation, its affiliates and certain of our directors and members of our senior management who are party to a voting agreement with an affiliate of Onex Corporation owned shares of common stock representing over 75.0% of the combined voting power of our outstanding common stock. Accordingly, Onex Corporation generally has the power to control the outcome of matters on which stockholders are entitled to vote. Such matters include the election and removal of directors, the adoption or amendment of our certificate of incorporation and bylaws, possible mergers, corporate control contests and significant transactions. Through its control of elections to our board of directors, Onex Corporation may also have the ability to appoint or replace our senior management and cause us to issue additional shares of our common stock or repurchase common stock, declare dividends or take other actions. Onex Corporation may make decisions regarding our company and business that are opposed to our other stockholders’ interests or with which they disagree. Onex Corporation may also delay or prevent a change of control of us, even if the change of control would benefit our other stockholders, which could deprive our other stockholders of the opportunity to receive a premium for their Class A common stock. The significant concentration of stock ownership and voting power may also adversely affect the trading price of our Class A common stock due to investors’ perception that conflicts of interest may exist or arise. To the extent that the interests of our public stockholders are harmed by the actions of Onex Corporation, the price of our Class A common stock may be harmed.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below sets forth information with respect to purchases of our Class A common stock made by us or on our behalf during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2013	—	$—	n/a	n/a
May 1 - 31, 2013	2,374	$6.74	n/a	n/a
June 1 - 30, 2013	—	$—	n/a	n/a
Total:	2,374	$6.74	n/a	n/a
(1) Reflects shares forfeited to us upon the vesting of restricted stock granted to participants in our 2007 Incentive Award Plan, to satisfy applicable tax withholding obligations with respect to such vesting. We did not have any publicly announced plans or programs to purchase our Class A common stock in the quarter ended June 30, 2013.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item  5. Other Information
None.

Item 6. Exhibits

(a)	Exhibits.

Number	Description

10.1*	Employment Transition Offer Letter, dated June 28, 2013, with Matt Moore.

10.2*	Employment Transition Offer Letter, dated June 28, 2013, with Chris Felfe.

10.3
Amendment No.1, dated as of June 6, 2013, to the Fourth Amended and Restated Credit Agreement, dated as of April 12, 2012, by and among Skilled Healthcare Group, Inc., certain subsidiary guarantors, Credit Suisse AG, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC, as amendment arranger, and certain lenders and other parties thereto. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 6, 2013, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as filed with the SEC on August 5, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at June 30, 2013 and December 31, 2012, and (ii) the condensed consolidated statements of operations for the three months ended June 30, 2013 and June 30, 2012, and (iii) the condensed consolidated statements of comprehensive income for the three ended June 30, 2013 and June 30, 2012, and (iv) the condensed consolidated statements of cash flows the six months ended June 30, 2013 and June 30, 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

 *    Management contract or compensatory plan or arrangement.

**	Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLED HEALTHCARE GROUP, INC.

Date:	August 5, 2013	/s/ Christopher N. Felfe
Christopher N. Felfe
Acting Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer, and Authorized Signatory)

EXHIBIT INDEX

Number	Description

10.1*	Employment Transition Offer Letter, dated June 28, 2013, with Matt Moore.
10.2*	Employment Transition Offer Letter, dated June 28, 2013, with Chris Felfe.
10.3
Amendment No.1, dated as of June 6, 2013, to the Fourth Amended and Restated Credit Agreement, dated as of April 12, 2012, by and among Skilled Healthcare Group, Inc., certain subsidiary guarantors, Credit Suisse AG, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC, as amendment arranger, and certain lenders and other parties thereto. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 6, 2013, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as filed with the SEC on August 5, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at June 30, 2013 and December 31, 2012, and (ii) the condensed consolidated statements of operations for the three months ended June 30, 2013 and June 30, 2012, and (iii) the condensed consolidated statements of comprehensive income for the three ended June 30, 2013 and June 30, 2012, and (iv) the condensed consolidated statements of cash flows the six months ended June 30, 2013 and June 30, 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

*        Management contract or compensatory plan or arrangement.

**	Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.