Form 10-Q
period 2013-09-30
Skilled Healthcare Group, Inc.
filed 2013-11-04
CIK 1351051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on November 1, 2013, was:
Class A common stock, $0.001 par value – 23,686,684 shares
Class B common stock, $0.001 par value –15,515,050 shares

Skilled Healthcare Group, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2013
Index

		Page Number
Part I.	Financial Information
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets — September 30, 2013 (unaudited) and December 31, 2012	3
	Condensed Consolidated Statements of Operations — Three and Nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive (Loss) Income — Three and Nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	50
Part II.	Other Information
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3.	Defaults Upon Senior Securities	67
Item 4.	Mine Safety Disclosures	67
Item 5.	Other Information	68
Item 6.	Exhibits	69
Signatures		70
Exhibit Index		71

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Skilled Healthcare Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,595	$2,003
Accounts receivable, less allowance for doubtful accounts of $13,548 and $15,646 at September 30, 2013 and December 31, 2012, respectively	107,109	107,245
Deferred income taxes	11,055	11,696
Prepaid expenses	8,983	7,569
Other current assets	10,580	10,312
Total current assets	140,322	138,825
Property and equipment, less accumulated depreciation of $135,885 and $118,141 at September 30, 2013 and December 31, 2012, respectively	362,908	370,745
Leased facility assets, less accumulated depreciation of $4,310 and $3,935 at September 30, 2013 and December 31, 2012, respectively	9,538	9,913
Other assets:
Notes receivable	784	2,055
Deferred financing costs, net	8,060	6,355
Goodwill	69,065	85,609
Intangible assets, less accumulated amortization of $4,465 and $4,218 at September 30, 2013 and December 31, 2012, respectively	18,983	22,035
Deferred income taxes	10,192	7,362
Other assets	42,060	39,737
Total other assets	149,144	163,153
Total assets	$661,912	$682,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$53,660	$48,780
Employee compensation and benefits	39,383	42,185
Current portion of long-term debt	17,446	13,338
Total current liabilities	110,489	104,303
Long-term liabilities:
Insurance liability risks	27,035	27,396
Other long-term liabilities	12,480	15,477
Long-term debt, less current portion	417,363	435,629
Total liabilities	567,367	582,805
Commitments and contingencies — Note 7
Stockholders’ equity:
Class A common stock, 175,000 shares authorized, $0.001 par value per share; Issued and outstanding - 23,524 and 22,967 at September 30, 2013 and December 31, 2012, respectively	24	23
Class B common stock, 30,000 shares authorized, $0.001 par value per share; Issued and outstanding - 15,515 and 15,576 at September 30, 2013 and December 31, 2012 respectively	16	16
Additional paid-in-capital	378,071	376,027
Accumulated deficit	(283,589)	(276,108)
Accumulated other comprehensive income (loss)	23	(127)
Total stockholders’ equity	94,545	99,831
Total liabilities and stockholders’ equity	$661,912	$682,636
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Net patient service revenue	$211,658	$215,854	$642,677	$651,120
Leased facility revenue	787	769	2,335	2,291
	212,445	216,623	645,012	653,411
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	184,627	182,243	561,140	545,589
Rent cost of revenue	4,950	4,639	14,590	13,734
General and administrative	6,490	6,021	19,782	18,548
Change in fair value of contingent consideration	79	85	(2,082)	715
Depreciation and amortization	6,130	6,173	18,396	18,409
Impairment of long-lived assets	19,000	—	19,000	—
	221,276	199,161	630,826	596,995
Other (expenses) income:
Interest expense	(8,744)	(8,790)	(26,153)	(28,876)
Interest income	63	125	287	402
Other (expense) income, net	(49)	(57)	(111)	20
Equity in earnings of joint venture	508	461	1,469	1,422
Debt modification/retirement costs	(432)	(168)	(1,520)	(4,126)
Total other (expenses) income, net	(8,654)	(8,429)	(26,028)	(31,158)
(Loss) income before (benefit) provision for income taxes	(17,485)	9,033	(11,842)	25,258
(Benefit) provision for income taxes	(5,410)	2,965	(4,360)	9,356
Net (loss) income	$(12,075)	$6,068	$(7,482)	$15,902

Net (loss) income per share, basic	$(0.32)	$0.16	$(0.20)	$0.42
Net (loss) income per share, diluted	$(0.32)	$0.16	$(0.20)	$0.42

Weighted-average common shares outstanding, basic	37,499	37,431	37,567	37,372
Weighted-average common shares outstanding, diluted	37,499	37,503	37,567	37,534
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net (loss) income	$(12,075)	$6,068	$(7,482)	$15,902
Other comprehensive income:
Unrealized (loss) on interest rate swap - net of income tax (benefit) of ($2) for the three months ended September 30, 2012; net of income tax (benefit) of ($16) for the nine months ended September 30, 2012.	—	(2)	—	(25)
Unrealized (loss) gain on Investment available for sale - net of income tax (benefit) expense of ($2) and $3 for the three months ended September 30, 2013 and 2012, respectively; net of income tax (benefit) expense of ($13) and $30 for the nine months ended September 30, 2013 and 2012, respectively.	(3)	6	(19)	48
Reclassification adjustments:
Interest expense on interest rate swap - net of income tax expense of $55 for the three months ended September 30, 2012; net of income tax expense of $107 and $163 for the nine months ended September 30, 2013 and 2012, respectively.	—	86	169	257
Other comprehensive (loss) income, net of tax	(3)	90	150	280
Comprehensive (loss) income	(12,078)	6,158	(7,332)	16,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net (loss) income	$(7,482)	$15,902
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,396	18,409
Change in fair value of contingent consideration	(2,082)	715
Provision for doubtful accounts	8,758	5,302
Non-cash stock-based compensation	2,235	3,567
Disposal of fixed assets	379	(121)
Excess tax benefits from stock-based payment arrangements	—	242
Amortization of deferred financing costs	2,102	2,173
Debt modification/retirement costs	1,520	4,126
Deferred income taxes	(2,284)	1,015
Impairment of long lived assets	19,000	—
Amortization of discount on debt	710	588
Changes in operating assets and liabilities:
Accounts receivable	(8,528)	(14,973)
Payments on notes receivable	2,304	2,299
Other current and non-current assets	(3,036)	85
Accounts payable and accrued liabilities	2,462	(2,378)
Employee compensation and benefits	(3,658)	(2,977)
Insurance liability risks	6,949	(93)
Other long-term liabilities	(913)	(2,945)
Net cash provided by operating activities	36,832	30,936
Cash Flows from Investing Activities
Additions to property and equipment	(9,977)	(12,513)
Acquisition of healthcare facilities and businesses, net of cash acquired	—	(1,053)
Proceeds from divestitures	—	1,050
Net cash used in investing activities	(9,977)	(12,516)
Cash Flows from Financing Activities
Borrowings under line of credit	254,083	234,500
Repayments under line of credit	(287,583)	(199,000)
Repayments of long-term debt	(67,055)	(161,008)
Excess tax benefits from stock-based payment arrangements	—	(242)
Taxes paid related to net share settlement of equity awards	(188)	(231)
Proceeds from issuance of long-term debt	79,806	98,000
Payment of financing costs	(5,326)	(3,257)
Net cash used in financing activities	(26,263)	(31,238)
Increase (decrease) in cash and cash equivalents	592	(12,818)
Cash and cash equivalents at beginning of period	2,003	16,017
Cash and cash equivalents at end of period	$2,595	$3,199
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2013	2012
Supplemental cash flow information
Cash paid for:
Interest expense	$23,743	$31,743
Income taxes, net	$184	$7,218
Non-cash activities:
Conversion of accounts receivable into notes receivable	$—	$359
Liabilities issued as purchase consideration for purchase of business	$—	$261
Insurance premium financed	$5,875	$4,628
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Description of Business

Current Business
Skilled Healthcare Group, Inc. ("Skilled") is a holding company that owns subsidiary companies that in turn own and operate long-term care facilities and provide a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated wholly-owned companies are collectively referred to as the "Company." As of September 30, 2013, the Company operated facilities in California, Iowa, Kansas, Missouri, Nevada, Nebraska, New Mexico and Texas, including 74 skilled nursing facilities ("SNFs"), which offer sub-acute care, rehabilitative, specialty healthcare, and skilled nursing care, and 22 assisted living facilities ("ALFs"), which provide room and board and assistance with activities of daily living. The Company leases five skilled nursing facilities in California to an unaffiliated third party operator. In addition, through its Hallmark Rehabilitation subsidiary ("Hallmark"), the Company provides a variety of rehabilitative services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, as of September 30, 2013, the Company provided hospice care and home health services in Arizona, California, Idaho, Montana, Nevada and New Mexico. The Company also provides private duty care services in Idaho, Montana, and Nevada. The Company has an administrative services company that provides a full complement of administrative and consultative services that allows affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. The Company currently has one such service agreement with an unrelated skilled nursing facility operator. The Company is also a member in a joint venture located in Texas that provides institutional pharmacy services, which currently serves eight of the Company's SNFs and other facilities unaffiliated with the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 (collectively, the "Interim Financial Statements"), are unaudited. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company's audited consolidated financial statements and notes thereto, updated for Note 3, "Summary of Significant Accounting Policies", to this filing, for the year ended December 31, 2012, which are included in the Company's 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). Management believes that the Interim Financial Statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company's financial information in all material respects as of the dates and for the periods presented. The results of operations presented in the Interim Financial Statements are not necessarily indicative of operations for the entire year or any other period.
The accompanying Interim Financial Statements include the accounts of Skilled and its consolidated wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Estimates and Assumptions
The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which require the Company to consolidate company financial information and make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to revenue, allowance for doubtful accounts, self-insured liability risks, income taxes, valuation of contingent consideration and impairment of long-lived assets and goodwill. Actual results could differ materially from those estimates. The Company estimated a $5.6 million increase in insurance expense in the nine months ended September 30, 2013 due to an increase in the reserves on professional liability claims from prior years.
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
Overall payments made by Medicare for hospice services are subject to an annual cap amount on a per hospice agency basis. Total Medicare payments received for services rendered during the applicable Medicare hospice cap year by each Medicare-certified agency during this period are compared to the cap amount for the relevant period. Payments in excess of the cap are subject to recoupment by Medicare. For the three months ended September 30, 2013 and 2012, the Company recorded hospice Medicare cap reserves of $0.5 million and $3.0 million, respectively, as adjustments to revenue. Of the $0.5 million hospice cap reserves recorded in the three months ended September 30, 2013, $0.3 million was related to the 2013 cap year and $0.2 million was related to the 2012 cap year. Of the $3.0 million recorded in the three months ended September 30, 2012, $0.9 million was related to the 2012 cap year and $2.1 million was related to the 2011 cap year. For the nine months ended September 30, 2013 and 2012, the Company recorded hospice Medicare cap adjustment of $3.4 million and $4.2 million respectively, as adjustments to revenue. Of the $3.4 million, $0.9 million was related to the 2013 cap year, $2.3 million was related to the 2012 cap year, and $0.2 million was related to the 2011 cap year. Of the $4.2 million recorded in the nine months ended September 30, 2012, $2.4 million was related to the 2012 cap year and $1.8 million was related to the 2011 cap year.
Notes Receivable
As of September 30, 2013 and December 31, 2012, net notes receivable were approximately $2.8 million and $5.2 million, respectively, of which $2.0 million and $3.1 million was reflected as current assets as of September 30, 2013 and December 31, 2012, with the remaining balances reflected as long-term assets. Interest rates on these notes approximated market rates as of the date the notes were originated.
As of September 30, 2013, two of the Company's rehabilitation therapy services business customers were responsible for 100% of the net notes receivable balance. These notes receivable, as well as the trade receivables from these customers, are secured by the assets of the customers as well as a personal guaranty by the principal owners of the customers. As of September 30, 2013, these two customers represented $9.7 million, or 46.3% of the net accounts receivable for the Company's rehabilitation therapy services business and approximately $32.3 million, or 40.9%, of the external revenue of the rehabilitation therapy services business for the nine months ended September 30, 2013.
The Company also had a note receivable of $0.2 million which had an allowance for uncollectibility of $0.2 million and $0.1 million, as of September 30, 2013 and December 31, 2012, respectively.
Goodwill and Other Long Lived Assets
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Goodwill is subject to periodic testing for impairment. Goodwill of a reporting unit is tested for impairment on an annual basis, or, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount, between annual testing. The Company has selected October 1 as the date to test goodwill for impairment on an annual basis. As a result of the proposed reimbursement reductions by the Centers for Medicare & Medicaid Services ("CMS") going into effect on January 1, 2014 combined with the recent operational under-performance of the home health care business unit were identified as factors for a potential impairing event. The Company conducted an interim goodwill impairment analysis as of September 30, 2013.
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
Goodwill and Long-Lived Asset Impairment Testing
As of September 30, 2013, the Company determined the fair value of the long-term care, therapy services and hospice & home health services reporting units for goodwill and intangible assets based upon a combination of the discounted cash flow (income approach) and guideline public company method (market approach). After the fair value was determined and compared to the carrying value of each reporting entity, the Company concluded that the carrying value of the home health care reporting unit exceeded its fair value and step two of the analysis was performed. The fair value of the long-term care, therapy services, and hospice reporting units exceeded their carrying value.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Upon completion of step two, the Company recorded a goodwill impairment charge as of and for the three and nine month period ended September 30, 2013 of $16.5 million with respect to the home health services reporting unit as the carrying value of goodwill exceeded its implied fair value. This amount is included within the caption "Impairment of long-lived assets" in the accompanying statement of operations. Additionally, after evaluating its long-lived assets, an impairment charge of $2.5 million was recognized within the home health services reporting unit related to the home health licenses and is included within the caption "Impairment of long-lived assets" in the accompanying statement of operations for the three and nine months ended September 30, 2013.
As of September 30, 2013, goodwill in the amount of $69.1 million was recorded on our condensed consolidated balance sheet, of which $9.7 million related to the rehabilitation therapy unit, $53.7 million related to the hospice reporting unit and $5.7 million related to the home health reporting unit.
The Company did not record a goodwill impairment or an impairment of long-lived assets charge in 2012.
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
Basic net (loss) income per share was computed by dividing net income by the weighted-average number of outstanding shares for the period. Dilutive earnings per share is computed by dividing net (loss) income plus the effect of assumed conversions (if applicable) by the weighted-average number of outstanding shares after giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and convertible preferred stock, if any. The following table sets forth the computation of basic and diluted net (loss) income per share of Class A common stock and Class B common stock for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands, except per share data):

	Three months ended September 30, 2013			Three months ended September 30, 2012
	Class A	Class B	Total	Class A	Class B	Total
Net (loss) income per share, basic
Numerator:
Allocation of net income	$(7,071)	$(5,004)	$(12,075)	$3,486	$2,582	$6,068
Net (loss) income per share, diluted
Numerator:
Allocation of net (loss) income	$(7,071)	$(5,004)	$(12,075)	$3,491	$2,577	$6,068
Denominator for basic and diluted net (loss) income per share:
Weighted average common shares outstanding, basic	21,959	15,540	37,499	21,504	15,927	37,431
Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	—	—	—	72	—	72
Adjusted weighted-average common shares outstanding, diluted	21,959	15,540	37,499	21,576	15,927	37,503

Net (loss) income per share, basic	$(0.32)	$(0.32)	$(0.32)	$0.16	$0.16	$0.16

Net (loss) income per share, diluted	$(0.32)	$(0.32)	$(0.32)	$0.16	$0.16	$0.16

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Class A	Class B	Total	Class A	Class B	Total
Net (loss) income per share, basic
Numerator:
Allocation of net (loss) income	$(4,382)	$(3,100)	$(7,482)	$8,894	$7,008	$15,902
Net (loss) income per share, diluted
Numerator:
Allocation of net (loss) income	$(4,382)	$(3,100)	$(7,482)	$8,925	$6,977	$15,902
Denominator for basic and diluted net (loss) income per share:
Weighted average common shares outstanding, basic	22,003	15,564	37,567	20,903	16,469	37,372
Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	—	—	—	162	—	162
Adjusted weighted-average common shares outstanding, diluted	22,003	15,564	37,567	21,065	16,469	37,534

Net (loss) income per share, basic	$(0.20)	$(0.20)	$(0.20)	$0.42	$0.42	$0.42

Net (loss) income per share, diluted	$(0.20)	$(0.20)	$(0.20)	$0.42	$0.42	$0.42
The following were excluded from the weighted-average diluted shares computation for the three and nine months ended September 30, 2013 and 2012, as their inclusion would have been anti-dilutive (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Options to purchase common shares	807	464	807	464
Non-vested common shares	528	1,018	536	898
Total excluded	1,335	1,482	1,343	1,362

4. Business Segments
The Company has three reportable operating segments: (i) long-term care services ("LTC"), which includes the operation of SNFs and ALFs which is the most significant portion of the Company's business, the Company's administrative services

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
At September 30, 2013, LTC services included 74 wholly-owned SNF operating companies that offer post-acute, rehabilitative custodial and specialty skilled nursing care, as well as 22 wholly-owned ALF operating companies that provide room and board and social services. Therapy services included rehabilitative services such as physical, occupational and speech therapy provided in the Company's facilities and in unaffiliated facilities. Hospice and home health services were provided by the Company's wholly-owned subsidiaries to patients.
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
The following table sets forth selected financial data consolidated by business segment (dollars in thousands):

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Three months ended September 30, 2013
Net patient service revenue from external customers	$161,207	$25,313	$25,138	$—	$—	$211,658
Leased facility revenue	787	—	—	—	—	787
Intersegment revenue	598	13,888	—	—	(14,486)	—
Total revenue	$162,592	$39,201	$25,138	$—	$(14,486)	$212,445
Operating (loss) income	$11,598	$2,740	$(16,523)	$(6,646)	$—	$(8,831)
Interest expense, net of interest income						(8,681)
Other expense						(49)
Equity in earnings of joint venture						508
Debt modification/retirement costs						(432)
Loss before benefit from income taxes						$(17,485)
Depreciation and amortization	$5,669	$170	$136	$155	$—	$6,130
Segment capital expenditures	$3,323	$18	$579	$76	$—	$3,996
Adjusted EBITDA	$17,232	$3,335	$2,720	$(5,574)	$—	$17,713
Adjusted EBITDAR	$21,724	$3,335	$3,178	$(5,574)	$—	$22,663
Three months ended September 30, 2012
Net patient service revenue from external customers	$163,815	$26,161	$25,878	$—	$—	$215,854
Leased facility revenue	769	—	—	—	—	769
Intersegment revenue	675	15,479	—	—	(16,154)	—
Total revenue	$165,259	$41,640	$25,878	$—	$(16,154)	$216,623
Operating income (loss)	$17,353	$3,708	$2,620	$(6,219)	$—	$17,462

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Interest expense, net of interest income						(8,665)
Other expense						(57)
Equity in earnings of joint venture						461
Debt modification/retirement costs						(168)
Income before provision for income taxes						$9,033
Depreciation and amortization	$5,661	$164	$157	$191	$—	$6,173
Segment capital expenditures	$4,268	$369	$171	$608	$—	$5,416
Adjusted EBITDA	$22,985	$3,871	$2,960	$(5,692)	$—	$24,124
Adjusted EBITDAR	$27,214	$3,871	$3,362	$(5,684)	$—	$28,763
Nine months ended September 30, 2013
Net patient service revenue from external customers	$487,132	$79,057	$76,488	$—	$—	$642,677
Leased facility revenue	2,335	—	—	—	—	2,335
Intersegment revenue	1,792	43,078	—	—	(44,870)	—
Total revenue	$491,259	$122,135	$76,488	$—	$(44,870)	$645,012
Operating income (loss)	$36,024	$8,399	$(9,942)	$(20,295)	$—	$14,186
Interest expense, net of interest income						(25,866)
Other income						(111)
Equity in earnings of joint venture						1,469
Debt modification/retirement costs						(1,520)
Loss before benefit from income taxes						$(11,842)
Depreciation and amortization	$16,937	$520	$426	$513	$—	$18,396
Segment capital expenditures	$8,885	$111	$792	$189	$—	$9,977
Adjusted EBITDA	$52,864	$9,345	$7,503	$(16,429)	$—	$53,283
Adjusted EBITDAR	$66,078	$9,345	$8,879	$(16,429)	$—	$67,873
Nine months ended September 30, 2012
Net patient service revenue from external customers	$493,440	$78,661	79,019	$—	$—	$651,120
Leased facility revenue	2,291	—	—	—	—	2,291
Intersegment revenue	2,030	47,278	—	—	(49,308)	—
Total revenue	$497,761	$125,939	79,019	$—	$(49,308)	$653,411
Operating income (loss)	$53,618	$10,199	11,673	$(19,074)	$—	$56,416
Interest expense, net of interest income						(28,474)
Other income						20
Equity in earnings of joint venture						1,422
Debt modification/retirement costs						(4,126)
Income before provision for income taxes						$25,258
Depreciation and amortization	$16,962	$496	$448	$503	$—	$18,409
Segment capital expenditures	$9,567	$686	$717	$1,543	$—	$12,513
Adjusted EBITDA	$70,483	$10,838	$13,083	$(17,422)	$—	$76,982
Adjusted EBITDAR	$83,168	$10,838	$14,109	$(17,399)	$—	$90,716

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of Adjusted EBITDA and Adjusted EBITDAR to net income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Adjusted EBITDAR	$22,663	$28,763	$67,873	$90,716
Rent cost of revenue	(4,950)	(4,639)	(14,590)	(13,734)
Adjusted EBITDA	17,713	24,124	53,283	76,982
Depreciation and amortization	(6,130)	(6,173)	(18,396)	(18,409)
Interest expense	(8,744)	(8,790)	(26,153)	(28,876)
Interest income	63	125	287	402
Change in fair value of contingent consideration	(79)	(85)	2,082	(715)
Organization restructure costs	(457)	—	(2,006)	—
Debt modification/retirement costs	(432)	(168)	(1,520)	(4,126)
Impairment of long-lived assets	(19,000)	—	(19,000)	—
Closure of California home health agency	(419)	—	(419)	—
Benefit (provision) for income taxes	5,410	(2,965)	4,360	(9,356)
Net (loss) income	$(12,075)	$6,068	$(7,482)	$15,902
The following table presents the segment assets as of September 30, 2013 compared to December 31, 2012 (in thousands):

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Total
September 30, 2013:
Segment total assets	$457,564	$50,274	$80,989	$73,085	$661,912
Goodwill and intangibles included in total assets	$1,463	$23,693	$62,893	$—	$88,049
December 31, 2012:
Segment total assets	$471,129	$52,559	$103,800	$55,148	$682,636
Goodwill and intangibles included in total assets	$1,670	$23,693	$82,281	$—	$107,644

5. Property and Equipment
Property and equipment consisted of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Land and land improvements	$64,983	$64,983
Buildings and leasehold improvements	336,101	331,316
Furniture and equipment	87,661	83,949
Construction in progress	10,048	8,638
	498,793	488,886
Less accumulated depreciation	(135,885)	(118,141)
	$362,908	$370,745

Leased facility assets consisted of the following as of September 30, 2013 and December 31, 2012 (in thousands):

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2013	December 31, 2012
Leased facility assets	$13,848	$13,848
Less accumulated depreciation	(4,310)	(3,935)
	$9,538	$9,913

The Company began leasing five skilled nursing facilities in California to an unaffiliated third party operator in April 2011 and at that time signed a 10-year lease with two 10-year extension options exercisable by the lessee.

6. Income Taxes

For the three months ended September 30, 2013, the Company recorded an income tax benefit of $5.4 million representing an effective tax benefit rate of 30.9% compared to an income tax expense of $3.0 million for the same period in 2012. For the nine months ended September 30, 2013 and 2012 the Company recorded an income tax benefit of $4.4 million and expense of $9.4 million respectively. The effective tax benefit rate for the nine months ended September 30, 2013 was less than the statutory rate primarily due to a $2.3 million increase to the state valuation allowance as a result of legislation in California limiting the Company’s ability to utilize its unused enterprise zone ("EZ") tax credits in future years, partially offset by the federal benefit resulting from the increase in state valuation allowance of $0.8 million and a $1.2 million benefit from the resolution and ultimate disposition of remaining funds related to the 2010 settlement of the Humboldt County Action. See Note 7, "Commitments and Contingencies - Legal Matters," for additional detail.
On July 11, 2013, legislation was enacted in California that will limit the carryover period for unused EZ tax credits to 10 years beginning in 2014.  Prior to this legislation, unused EZ tax credits could be carried over indefinitely.

7. Commitments and Contingencies
Legal Matters
General
Skilled and its subsidiaries are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including without limitation claims that their services have resulted in injury or death to patients who receive care from the Company's businesses and claims related to employment, staffing requirements and commercial and other matters. Although Skilled and its subsidiaries intend to vigorously defend themselves in these matters, there can be no assurance that the outcomes of these matters will not have a material adverse effect on the Company's results of operations and financial condition.
Skilled and its subsidiaries operate in a highly regulated industry. They are subject to ongoing regulatory oversight by state and federal regulatory authorities. Actual or alleged failure to comply with legal and regulatory requirements could subject Skilled and its subsidiaries to civil, administrative or criminal fines, penalties or restitutionary relief, and authorities could seek the suspension or exclusion of the offending provider or individual from participation in government healthcare programs and could lead to recoupment claims on prior payments by government healthcare programs. Adverse determinations in legal and regulatory investigations, actions and proceedings, whether currently asserted or arising in the future, could have a material adverse effect on the Company's financial position, results of operations and cash flows.
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

Humboldt County Litigation

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with the September 2010 settlement of the class action litigation against Skilled and certain of its subsidiaries related to, among other matters, alleged understaffing at certain California skilled nursing facilities operated by Skilled's subsidiaries (the "Humboldt County Action"), Skilled and its defendant subsidiaries (collectively, the "Defendants”) entered into settlement agreements with the plaintiffs and intervenor and agreed to an injunction. The settlement was approved by the Superior Court of California, Humboldt County on November 30, 2010. Under the terms of the settlement agreements, the defendant entities deposited a total of $50.0 million into escrow accounts to cover settlement payments to class members, notice and claims administration costs, reasonable attorneys' fees and costs and certain other payments, including $5.0 million to settle certain government agency claims and potential government claims that may arise. Of the $5.0 million provided for such government claims, $1.0 million was initially released by the court to the Humboldt County Treasurer-Tax Collector on behalf of the People of the State of California for their release of the Defendants. The remaining $4.0 million was available for the settlement and releases by the California Attorney General and certain other District Attorneys. However, in the event that any of these government authorities were to instead file certain actions against the Defendants by the second anniversary of the effective date of the settlement agreement, which occurred in February 2013, the entire $4.0 million would have reverted to the Defendants upon their request to the Settlement Administrator. No such actions were filed, however, resulting in an additional $1.0 million distribution to the Humboldt County District Attorney's Office and the remaining $3.0 million was distributed to the class settlement fund, as required by the settlement agreement.
In addition to the payments to the Humboldt County Treasurer-Tax Collector on behalf of the People of the State of California, the court also approved payments from the escrow of up to approximately $24.8 million for plaintiff attorneys' fees and costs and $10,000 to each of the three named plaintiffs.  Pursuant to the injunction, the twenty-two Defendants that operated California nursing facilities were required to provide specified nurse staffing levels, comply with specified state and federal regulations governing staffing levels and posting requirements, and provide reports and information to a court-appointed auditor. The injunction was to remain in effect for a period of twenty-four months unless extended for additional three-month periods as to those Defendants that may be found in violation. Defendants demonstrating compliance for an eighteen-month period that ended September 30, 2012 were permitted to petition for early termination of the injunction. The Defendants were required to demonstrate over the term of the injunction that the costs of the injunction met a minimum threshold level pursuant to the settlement agreement, which level, initially $9.6 million, was reduced by the portion attributable to any Defendant in the case that no longer operated a skilled nursing facility during the injunction period.
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

	As of September 30, 2013:							As of December 31, 2012
	General and Professional		Employee Medical		Workers’ Compensation		Total	General and Professional		Employee Medical		Workers’ Compensation		Total
Current	$8,318	(1)	$2,381	(2)	$5,492	(2)	$16,191	$5,622	(1)	$2,143	(2)	$5,328	(2)	$13,093
Non-current	13,498		—		13,537		27,035	15,587		—		11,809		27,396
	$21,816		$2,381		$19,029		$43,226	$21,209		$2,143		$17,137		$40,489

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.
Hallmark Indemnification
Hallmark, the Company's rehabilitation services subsidiary, provides physical, occupational and speech therapy services to various unaffiliated skilled nursing facilities. These unaffiliated skilled nursing facilities are reimbursed for these services from the Medicare Program and other third-party payors. Hallmark has indemnified these unaffiliated skilled nursing facilities from a portion of certain disallowances of these services. Additionally, to the extent a Recovery Auditors ("RA") or other regulatory authority or contractor is successful in making a claim for recoupment of revenue from any of these skilled nursing facilities, Hallmark will typically be required to indemnify them against their charges associated with this loss. No material indemnification payments were required to be made in the three or nine month periods ended September 30, 2013 or 2012.
Financial Guarantees
Substantially of all Skilled's wholly-owned subsidiaries guarantee the Company's first lien senior secured credit facility, excluding the subsidiaries that are pledged as collateral for the nine mortgage loans insured by the U.S. Department of Housing

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and Urban Development Program ("HUD"). These guarantees are full and unconditional and joint and several. Other subsidiaries of Skilled that are not guarantors are considered minor. On May 12, 2012, the Company redeemed the entire $130.0 million of its then outstanding 11.0% senior subordinated notes due 2014 (the "2014 Notes"). The 2014 Notes were guaranteed by substantially all of Skilled's wholly-owned subsidiaries on terms similar to their guarantees of the Company's first lien senior secured credit facility.

8. Stockholders' Equity
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income refers to gains and losses that are recorded as an element of stockholders' equity but are excluded from net income. The Company's other comprehensive (loss) income consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges and gains and losses from investments available for sale. Details of other comprehensive (loss) income are included in the accompanying condensed consolidated Statement of Comprehensive (Loss) Income.

2007 Incentive Award Plan
There were no new stock options granted in the three months ended September 30, 2013 and 2012. There were zero and 106,748 new stock options granted in the nine months ended September 30, 2013 and 2012, respectively.
The fair value of the stock option grants for the nine months ended September 30, 2012 was estimated on the dates of the grants using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2013	2012
Risk-free interest rate	n/a	1.75%
Expected Life	n/a	6.25 years
Dividend yield	n/a	—%
Volatility	n/a	70.81%
Weighted-average fair value	n/a	$5.44
There were no options exercised during the three and nine months ended September 30, 2013 or 2012. As of September 30, 2013, there was $0.4 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 1.17 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company's expectations.
The following table summarizes stock option activity during the nine months ended September 30, 2013 under the Skilled Healthcare Group, Inc. Amended and Restated 2007 Incentive Award Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	1,122,195	$8.83
Granted	—	$—
Exercised	—	$—
Forfeited or cancelled	(59,202)	$7.21
Outstanding at September 30, 2013	1,062,993	$8.83	4.68	$—
Fully vested and expected to vest at September 30, 2013	1,055,881	$8.85	4.66	$—
Exercisable at September 30, 2013	879,061	$9.31	4.16	$—

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate intrinsic value represents the value of Skilled's closing stock price on the New York Stock Exchange on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.

Compensation related to stock option grants and stock awards included in general and administrative expenses was $0.3 million for the three months ended September 30, 2013 and $0.8 million for the three months ended September 30, 2012. The amount of compensation included in general and administrative expenses was $1.1 million and $2.2 million for the nine months ended September 30, 2013 and 2012 respectively. The amount of compensation included in cost of services was $0.3 million and $0.5 million for the three months ended September 30, 2013 and 2012, respectively. The amount of compensation included in the cost of services for the nine months ended September 30, 2013 and 2012 was $1.1 million and $1.3 million, respectively.

9. Fair Value Measurements
Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table summarizes the valuation of the Company’s interest rate hedge transaction, marketable securities, and contingent consideration as of September 30, 2013 (dollars in thousands):

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate hedges	$—	$—	$—	$—	$(277)	$—
Available for sale securities	$—	$1,038	$—	$—	$1,070	$—
Contingent consideration – acquisitions	$—	$—	$3,356	$—	$—	$6,238
In accordance with FASB ASC Topic 350, "Intangibles - Goodwill and Other," as of September 30, 2013, goodwill with a carrying amount of $85.6 million was written down to its implied fair value of $69.1 million resulting in an impairment charge of $16.5 million. Additionally, after evaluating its long-lived assets, an impairment charge of $2.5 million was recognized within the home health services reporting unit related to home health licenses. The assets were measured using an income and market approach with significant unobservable inputs (Level 3). As of September 30, 2012 there was no goodwill related to the long-term care reporting unit, $9.7 million related to the rehabilitation therapy reporting unit, $53.7 million related to the hospice reporting unit and $22.2 million related to the home health reporting unit.
In June 2010, the Company entered into an interest rate cap agreement (which expired December 31, 2011) and an interest rate swap agreement in order to manage fluctuations in cash flows resulting from interest rate risk (which expired June 30, 2013). The interest rate swap agreement was for a notional amount of $70.0 million with a LIBOR rate not to exceed 2.3% from January 2012 to June 2013. The Company continues to assess its exposure to interest rate risk on an ongoing basis.
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
The Company's wholly-owned offshore captive insurance company is required by regulatory agencies to set aside assets to comply with the laws of the jurisdiction in which it operates. These assets consist of restricted cash and available for sale securities, which are included in other assets in the Company's consolidated September 30, 2013 balance sheet. The Company's available for sale securities are U.S. government securities with an amortized cost basis and aggregate fair value of $1.0 million as of September 30, 2013 and 2012. Net unrealized (loss) gain included in other comprehensive income on the Company's available for sale securities was negligible for the nine months ended September 30, 2013 and 2012.
On May 1, 2010, the Company acquired substantially all of the assets of five Medicare-certified hospice companies and four Medicare-certified home health companies located in Arizona, Idaho, Montana and Nevada (which is sometimes referred to herein as the "Hospice/Home Health Acquisition"). As part of the purchase agreement, the purchase consideration included cash, promissory notes, contingent consideration, and deferred cash payments. The contingent consideration arrangement requires the Company to pay contingent payments should the acquired operations achieve certain financial targets based on

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

EBITDA of the acquired businesses, as defined in the acquisition agreement, which was filed as Exhibit 2.1 to the Company’s Report on Form 10-Q filed with the SEC on May 4, 2010. The contingent consideration is up to $7.0 million over a period of 5 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The contingent consideration was recorded at the date of acquisition in the amount of $4.9 million. As of December 31, 2012 and September 30, 2013, the contingent consideration had a fair value of $3.9 million and $1.6 million, respectively. The change from December 31, 2012 represents a reduction in fair value due to a decrease in projected EBITDA for the acquired business over the remainder of the earn-out period. This is included in the Company’s other long-term liabilities on the balance sheet. The change in fair value related to the contingent consideration is included in the Company's depreciation and amortization on the statements of operations. There has been no change in the valuation technique of the contingent consideration from December 31, 2012 to September 30, 2013.
On July 1, 2011, a wholly-owned subsidiary of the Company acquired Altura Homecare & Rehab ("Altura"). The acquisition includes contingent earn-out consideration which can be earned based on the acquired business's achievement of an EBITDA threshold. The contingent consideration is up to $1.5 million over a period of 3 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of the earn-out at December 31, 2012 was $0.9 million and at September 30, 2013 was $0.5 million which reflects payments of $0.5 million to the seller and fair value adjustments of $0.1 million.
On October 24, 2011, wholly-owned subsidiaries of the Company acquired substantially all of the assets of Cornerstone Hospice, Inc. ("Cornerstone"). The acquisition includes contingent earn-out consideration which can be earned based on the acquired business's achievement of an EBITDA threshold. The contingent consideration is up to $1.5 million over a period of 5 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of the earn-out at December 31, 2012 was $1.4 million and at September 30, 2013 was $1.1 million which reflects a $0.3 million payments to the seller and fair value adjustments of $0.2 million.
On May 13, 2012, a wholly-owned subsidiary of the Company acquired substantially all of the assets of A Better Care Home Health, Inc. ("ABC"). The acquisition includes contingent earn-out consideration which can be earned based on the acquired operations' achievement of an EBITDA threshold. The contingent consideration spans 3 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of the earn-out at the acquisition date and at September 30, 2013 was $0.1 million.
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
Below is a table listing the Level 3 rollforward as of September 30, 2013 (in thousands):

Level 3 Rollforward
Value at January 1, 2013	$6,238
Change in fair value	(2,082)
Payout	(800)
Value at September 30, 2013	$3,356
Long Term Debt
At September 30, 2013 and December 31, 2012, the fair value of the Company's term loan, due in 2016 and the revolving credit facility, due in 2015, using the Level 2 inputs, was approximately $435.4 million and $447.4 million, respectively. The carrying value of the debt at September 30, 2013 and December 31, 2012 was $437.1 million and $443.6 million, respectively.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair value was estimated based on current yield rates plus the Company's estimated credit spread available for loan products with similar terms and maturities.

10. Debt
The Company’s long-term debt is summarized as follows (dollars in thousands):

	As of September 30, 2013	As of December 31, 2012
Revolving Credit Facility due 2015, interest rate comprised of LIBOR plus 4.25%, or 4.50% at September 30, 2013	$—	$25,000
Revolving Credit Facility due 2015, interest rate comprised of the Prime rate of 3.25% plus 3.50%, or 6.75% at September 30, 2013	1,500	10,000
Term Loan, due 2016, interest rate based on LIBOR (subject to a 1.50% floor) plus 5.25%, or 6.75% at September 30, 2013; collateralized by substantially all assets of the Company	349,077	411,600
Term Loan original issue discount	(2,303)	(3,013)
HUD insured loans due in 2043 and 2048, with a weighted average interest rate of 4.24% at September 30, 2013	79,806	—
Note payable due December 2018, interest rate fixed at 6.50%, payable in monthly installments, collateralized by a first priority deed of trust	1,000	1,118
Hospice/Home Health Acquisition note, interest rate fixed at 6.00%	—	1,483
Insurance premiums financed	5,123	2,119
Other	606	660
Total long-term debt	434,809	448,967
Less amounts due within one year	(17,446)	(13,338)
Long-term debt, less current portion	$417,363	$435,629

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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company has the right to increase its borrowings under the revolving credit facility up to an aggregate amount of $150 million provided that the Company is in compliance with the Restated Credit Agreement, that the additional debt would not cause any covenant violation of the Restated Credit Agreement, and that existing or new lenders within the Restated Credit Agreement agree to increase their commitments. To reduce the risk related to interest rate fluctuations, the Prior Credit Agreement required the Company to enter into, and the Restated Credit Agreement required us to continue to maintain, an interest rate swap, cap or similar agreement to effectively fix or cap the interest rate on 40% of its funded long-term debt for a three year period within three months of the April 2010 commencement of the senior secured credit facility. The Company entered into two interest rate hedge transactions, as described in Note 9 - "Fair Value Measurements," in order to comply with this requirement.
Under the senior secured credit facility, the Company must maintain compliance with specified financial covenants measured on a quarterly basis. The senior secured credit facility also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the senior secured credit facility, subject to certain exceptions and minimum thresholds, the Company is required to apply all of the proceeds from any issuance of debt, as much as half of the proceeds from any issuance of equity, as much as 75% of the Company's annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement), and amounts received in connection with any sale of the Company's assets to repay the outstanding amounts under the Restated Credit Agreement. The Company believes that it is in compliance with its debt covenants as of September 30, 2013. As of September 30, 2013, the fixed charge coverage ratio was 2.2, which compares to a minimum requirement of 1.75 and the leverage ratio was 4.7, as compared to an allowed maximum of 5.25.
Senior Subordinated Notes
On May 12, 2012, the Company redeemed the entire $130.0 million outstanding principal amount plus all accrued but unpaid interest of the 2014 Notes. The proceeds from the incremental senior secured term loan (as well as a draw on the revolving portion of the senior secured credit facility) were used to fund the redemption of the outstanding 2014 Notes at par plus accrued interest. In addition, the Company expensed unamortized deferred financing fees and original issue discount ("OID") in the amount of $1.9 million in conjunction with the redemption of the 2014 Notes.
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
HUD Insured Loans
As of September 30, 2013, the Company has nine mortgages insured by HUD, which are each secured by a skilled nursing facility. These mortgages have an average remaining term of 33 years with fixed interest rates ranging from 3.3% to 4.5% and a weighted average interest rate of 4.24%. Depending on the mortgage agreement, prepayments are generally allowed only after 12 months or from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required. As all $79.8 million of the HUD insured mortgage loans were originated in September 2013, none of the loans could be prepaid at September 30, 2013. The Company anticipates closing one additional HUD insured loan by the end of the year. Any further HUD insured mortgages will require additional HUD approval.
All HUD-insured mortgages are non-recourse loans to the Company. All mortgages are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of September 30, 2013, the Company has escrow reserve funds of $1.0 million with the loan servicer that are reported within other current assets, and replacement reserve funds of $1.6 million in other assets. The net proceeds of the HUD insured loans are required to be used to pay down term debt under the Restated Credit Agreement. As of September 30, 2013, $54.7 million of HUD insured loan proceeds were used to pay down term debt. The remaining HUD insured loan proceeds of $20.4 million were used to reduce borrowings on the revolving credit line as of September 30, and subsequently used to permanently pay down term debt on October 3, 2013.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Debt
The Company issued $10.0 million of promissory notes as part of the purchase consideration for the Hospice/Home Health Acquisition. The notes bear interest at 6.0% with $2.0 million of principal due annually beginning November 1, 2010. During 2012, the notes were substantially paid down leaving a remaining balance of $1.5 million at December 31, 2012. The promissory notes are payable to the selling entities, of which the Senior Vice President of Signature Hospice & Home Health, LLC is a significant shareholder. Signature Hospice & Home Health, LLC is a consolidated subsidiary of Skilled holding 100% interests in the operating companies for the Hospice/Home Health Acquisition. The promissory notes were paid in full in April 2013.

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
Business Overview
Skilled Healthcare Group, Inc. ("Skilled") is a holding company that owns subsidiary companies that in turn own and operate skilled nursing facilities, assisted living facilities, hospices, home health providers and a rehabilitation therapy business. As used in this report, the terms "we," "us," "our" and the "Company," and similar terms, refer collectively to Skilled and its consolidated wholly-owned subsidiaries, unless the context requires otherwise. We have an administrative service company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services. We currently also have one such service agreement with an unaffiliated skilled nursing facility operator. All of our subsidiaries focus on providing high-quality care to the people we serve, and our skilled nursing facility subsidiaries, which comprise the largest portion of our consolidated business, have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of September 30, 2013, we owned or leased 74 skilled nursing facilities and 22 assisted living facilities, together comprising 10,405 licensed beds. We also lease five skilled nursing facilities in California to an unaffiliated third party operator. Our skilled nursing and assisted living facilities are located in California, Texas, Iowa, Kansas, Missouri, Nebraska, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. We owned 77% of these facilities as of September 30, 2013. As of September 30, 2013 we provided hospice and home health services in Arizona, California, Idaho, Montana, Nevada, and New Mexico. We also provided private duty care services in Idaho, Montana, and Nevada. For the nine months ended September 30, 2013, we generated approximately 73% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, hospice care and home health services.

Industry Trends
Medicare and Medicaid Reimbursement
Rising healthcare costs due to a variety of factors, including an aging population and increasing life expectancies, has in recent years increased demand for post-acute healthcare services, such as skilled nursing, assisted living, home health care, hospice care and rehabilitation therapy. In an effort to mitigate the cost of providing healthcare benefits, third party payors including Medicare, Medicaid, managed care providers, insurance companies and others have increasingly encouraged the treatment of patients in lower-cost care settings. As a result, in recent years skilled nursing facilities, which typically have significantly lower cost structures than acute care hospitals and certain other post-acute care settings, have generally been serving larger populations of higher-acuity patients than in the past. Despite this growth in demand, uncertainty over Medicare and Medicaid reimbursement rates persists as rates have often been reduced or been increased in lesser amounts than expected. Medicare and Medicaid reimbursement rates are subject to change from time to time and, because revenue derived directly or indirectly from Medicare and Medicaid reimbursement has historically comprised the most significant portion of our consolidated revenue, a reduction or slow growth in rates could materially and adversely impact our revenue, particularly in times of increased regulation and related expenses.
On July 31, 2013, CMS issued its final rule providing for, among other things, a net increase of 1.3% in PPS payments to skilled nursing facilities for CMS's fiscal year 2014 (which began October 1, 2013) as compared to the PPS payments in CMS's fiscal year 2013 (which ended September 30, 2013). The 1.3% increase is on a net basis, after the application of a 2.3% market basket increase reduced by a 0.5% forecast error correction and further reduced by 0.5% multi-factor productivity adjustment required by the Patient Protection and Affordable Care Act of 2010 ("PPACA").
On June 27, 2013, CMS proposed a decrease of 1.5% in PPS payments to home health agencies for CMS's fiscal year 2014 as compared to the PPS payments in CMS's fiscal year 2013. The proposed 1.5% decrease is on a net basis, after the application of a 3.5% rebasing decrease and other reductions, partially offset by a 2.4% market basket increase.

The American Taxpayer Relief Act of 2012 (the “ATRA”) was enacted on January 2, 2013. As noted above, the ATRA delayed by two months the automatic budget sequestration cuts established by the Budget Control Act of 2011. The ATRA also extended the therapy cap exception process for one year. The ATRA also made additional changes to the Multiple Procedure Payment Reduction ("MPPR") previously implemented in 2010. The existing discount to multiple therapy procedures performed in an outpatient environment during a single day was 25%. Effective April 1, 2013, ATRA increased the discount by an additional 25% to 50%. The new rules related to MPPR reduced our revenue by $0.6 million for the six month period from April 1, 2013 through September 30, 2013.
Should future changes in PPS include further reduced rates or increased standards for reaching certain reimbursement levels (including as a result of automatic cuts tied to federal deficit cut efforts or otherwise), our Medicare revenues derived from our skilled nursing facilities (including rehabilitation therapy services provided at our skilled nursing facilities) could be reduced, with a corresponding adverse impact on our financial condition and results of operation. Our rehabilitation therapy, hospice and home health care businesses are also to a large degree directly or indirectly dependent on (and therefore affected by changes in) Medicare and Medicaid reimbursement rates. For example, our rehabilitation therapy business may have difficulty increasing or maintaining the rates it has negotiated with third party nursing facilities in light of reduced PPS reimbursement rates as discussed above or future reductions in reimbursement rates.
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
The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2013		2012
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$154,088	72.5%	$156,550	72.2%	$(2,462)	(1.6)%
Assisted living facilities	6,982	3.3	7,133	3.3	(151)	(2.1)
Administration of third party facility	137	0.1	132	0.1	5	3.8
Facility lease revenue	787	0.4	769	0.4	18	2.3
Total long-term care services	161,994	76.3	164,584	76.0	(2,590)	(1.6)
Therapy services:
Third-party rehabilitation therapy services	25,313	11.9	26,161	12.1	(848)	(3.2)
Total therapy services	25,313	11.9	26,161	12.1	(848)	(3.2)
Hospice & home health services:
Hospice	18,181	8.5	19,303	8.9	(1,122)	(5.8)
Home health	6,957	3.3	6,575	3.0	382	5.8
Total hospice & home health services	25,138	11.8	25,878	11.9	(740)	(2.9)
Total	$212,445	100.0%	$216,623	100.0%	$(4,178)	(1.9)%

	Nine Months Ended September 30,
	2013		2012
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$465,592	72.2%	$471,800	72.2%	$(6,208)	(1.3)%
Assisted living facilities	21,091	3.3	20,942	3.2	149	0.7
Administration of third party facility	449	0.1	698	0.1	(249)	(35.7)
Facility lease revenue	2,335	0.3	2,291	0.3	44	1.9
Total long-term care services	489,467	75.9	495,731	75.8	(6,264)	(1.3)
Therapy services:
Third-party rehabilitation therapy services	79,057	12.3	78,661	12.1	396	0.5
Total therapy services	79,057	12.3	78,661	12.1	396	0.5
Hospice & home health services:
Hospice	55,551	8.6	59,634	9.1	(4,083)	(6.8)
Home health	20,937	3.2	19,385	3.0	1,552	8.0
Total hospice & home health services	76,488	11.8	79,019	12.1	(2,531)	(3.2)
Total	$645,012	100.0%	$653,411	100.0%	$(8,399)	(1.3)%
Sources of Revenue
The following table sets forth revenue consolidated by state in dollars and as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2013		2012
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$86,238	40.5%	$86,488	39.9%
Texas	42,400	20.0	45,259	20.9
New Mexico	24,974	11.8	25,457	11.8
Kansas	15,034	7.1	14,980	6.9
Nevada	15,521	7.3	14,832	6.8
Missouri	14,341	6.8	14,677	6.8
Arizona	3,424	1.6	3,381	1.6
Montana	3,521	1.7	4,130	1.9
Idaho	2,580	1.2	2,654	1.2
Iowa	2,401	1.1	2,412	1.1
Nebraska	1,577	0.7	1,178	0.5
Other	434	0.2	1,175	0.5
Total	$212,445	100.0%	$216,623	100.0%

	Nine months ended September 30,
	2013		2012
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$263,170	40.9%	$263,410	40.3%
Texas	130,371	20.2	135,053	20.7
New Mexico	73,447	11.4	74,357	11.4
Kansas	45,377	7.0	46,373	7.1
Nevada	45,348	7.0	46,389	7.1
Missouri	43,943	6.8	44,083	6.7
Arizona	11,605	1.8	10,423	1.6
Montana	10,608	1.6	11,767	1.8
Idaho	8,103	1.3	7,552	1.2
Iowa	7,167	1.1	8,078	1.2
Nebraska	4,519	0.7	3,121	0.5
Other	1,354	0.2	2,805	0.4
Total	$645,012	100.0%	$653,411	100.0%
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
Therapy Services Segment
As of September 30, 2013, we provided rehabilitation therapy services to a total of 189 healthcare facilities, including 64 of our facilities, as compared to 199 facilities, including 64 of our facilities, as of September 30, 2012. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. The net decrease of 10 facilities serviced was comprised of 10 new facilities serviced, net of 20 cancellations. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered. As of September 30, 2013, we provided rehabilitation therapy services to facilities in California, Nevada, New Mexico, Texas, Missouri, Nebraska, Iowa, and Indiana.
Hospice and Home Health Services Segment
Hospice. As of September 30, 2013, we provided hospice care in Arizona, California, Idaho, Montana, Nevada and New Mexico. We derive substantially all of the revenue from our hospice business from Medicare and managed care reimbursement.
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
Home Health. We provided home health care in Arizona, Idaho, Montana, Nevada and New Mexico as of September 30, 2013. We derive the majority of the revenue from our home health business from Medicare. Net service revenue is recorded under the Medicare payment program based on a 60-day episodic payment rate that is subject to downward adjustment based on certain variables.
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

	Three Months Ended September 30,
	2013					2012
	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage
Medicare Part A	$38,921	$—	$21,412	$60,333	28.4%	$43,306	$—	$22,145	$65,451	30.2%
Medicare Part B	3,908	—	—	3,908	1.8	5,821	—	—	5,821	2.7
Medicaid	67,757	—	879	68,636	32.3	66,805	—	782	67,587	31.2
Subtotal Medicare and Medicaid	110,586	—	22,291	132,877	62.5	115,932	—	22,927	138,859	64.1
Managed Care Part A	25,646	—	1,546	27,192	12.8	22,755	—	1,317	24,072	11.1
Managed Care Part B	522	—	—	522	0.2	452	—	—	452	0.2
Private pay and other	25,240	25,313	1,301	51,854	24.5	25,445	26,161	1,634	53,240	24.6
Total	$161,994	$25,313	$25,138	$212,445	100.0%	$164,584	$26,161	$25,878	$216,623	100.0%

	Nine Months Ended September 30,
	2013					2012
	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage
Medicare Part A	$124,405	$—	$65,733	$190,138	29.5%	$139,335	$—	$68,686	$208,021	31.8%
Medicare Part B	11,670	—	—	11,670	1.8	13,530	—	—	13,530	2.1
Medicaid	198,793	—	2,263	201,056	31.2	195,808	—	1,840	197,648	30.3
Subtotal Medicare and Medicaid	334,868	—	67,996	402,864	62.5	348,673	—	70,526	419,199	64.2
Managed Care Part A	76,567	—	4,326	80,893	12.5	68,897	—	3,575	72,472	11.1
Managed Care Part B	1,677	—	—	1,677	0.3	1,528	—	—	1,528	0.2
Private pay and other	76,355	79,057	4,166	159,578	24.7	76,633	78,661	4,918	160,212	24.5
Total	$489,467	$79,057	$76,488	$645,012	100.0%	$495,731	$78,661	$79,019	$653,411	100.0%

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
Managed Care. Our managed care patients consist of individuals who are insured by a third-party entity, typically called a senior Health Maintenance Organization ("HMO") plan, or are Medicare beneficiaries who assign their Medicare benefits to a senior HMO plan.

Private Pay and Other. Private pay and other sources consist primarily of individuals or parties who directly pay for their services or are beneficiaries of the Department of Veterans Affairs. In addition, the revenue related to the five leased properties is also included as part of the other payor sources.
Critical Accounting Estimates
Goodwill and Other Long-Lived Assets
Goodwill is accounted for under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. In accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other, goodwill is subject to periodic testing for impairment. Goodwill of a reporting unit is tested for impairment on an annual basis, or, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount, between annual testing. We have selected October 1 as the date to test goodwill for impairment on an annual basis. As a result of the proposed home health reimbursement reductions by CMS that are effective January 1, 2014, an interim goodwill impairment analysis was conducted as of September 30, 2013.
We periodically evaluate the carrying value of our long-lived assets other than goodwill, primarily consisting of our investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations to assess recoverability of the assets. Measurement of the amount of the impairment, if any, may be based on independent appraisals, established market values of comparable assets or estimates of future cash flows expected. The estimates of these future cash flows are based on assumptions and projections believed by management to be reasonable and supportable. They require management's subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions may vary by type of long-lived asset.
Goodwill Impairment Testing
We compare the fair value of each reporting unit to its carrying amount on an annual basis to determine whether there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent the fair value of goodwill is less than its carrying value.
As of September 30, 2013, after the calculated fair value was compared to the carrying value of each reporting entity, we concluded that the carrying value of the home health services reporting unit exceeded its fair value and step two of the analysis was performed. The fair value of the long-term care, therapy services and hospice services reporting units exceeded their carrying value.
We assessed the fair value of the home health services reporting units for goodwill impairment based upon a combination of the discounted cash flow (income approach) and guideline public company method (market approach). The income and market approaches were given equal weighting.
The discounted cash flow and market approach methodologies utilized in estimating the fair value of our reporting units for purposes of goodwill impairment testing requires various judgmental assumptions about revenues, EBITDA and operating margins, growth rates, and working capital requirements. In determining those judgmental assumptions, we make a number of judgments regarding a variety of data, including-for each reporting unit, the annual budget for the upcoming year, the longer-term business plan, economic projections, anticipated future cash flows, market data, and historical cash flow growth rates. As we have not yet prepared our budget for the year ended December 31, 2014, our current forecast was utilized for the September 30, 2013 impairment analysis.
Therapy Unit Testing
Below are the key assumptions used to estimate the fair value for our therapy reporting unit at the time of our September 30, 2013 goodwill impairment test using the income approach:
• 2.0% long−term growth rate; and
• a 11.0% discount rate
Our therapy services reporting unit experienced an average annual compounded growth rate in external revenue from 2008 to 2012 of 3.8%. We selected a long term growth rate of 2.0% for the discounted cash flow analysis conducted as part of the impairment analysis as the 2.0% long-term growth rate is our expected long−term growth rate from a combination of growth in external contracts, rate increases as well as occupancy and skilled mix increases at our third party customers, as well as the reimbursement changes discussed in Part I - Item 1 - Business - Industry Trends earlier in the document. This growth rate was also assumed to be 2.0% in the prior year analysis.
The operating expenses projected under the discounted cash flow method were based upon our historical expenses as a percentage of therapy revenue adjusted for known efficiencies or additional costs to be incurred. Capital expenditures in the therapy services reporting unit have historically been negligible.

The discount rate used to present value cash flows under the discounted cash flow method is a significant assumption in the analysis. The discount rate was developed using the capital asset pricing model through which a weighted average cost of capital was derived. The cost of equity was assumed to be 12.8% and the pre-tax cost of debt was assumed to be 8.0%, or about 4.8% after tax. Assuming a capital structure of 25% debt and 75% equity, the average cost of capital was determined to be 11.0%, which was used as the discount rate. A 0.5% decrease in the discount rate would increase the equity value of the therapy reporting unit by approximately $4 million, or 7%, using the income approach. A 0.5% increase in the discount rate would decrease the equity value of the therapy reporting unit by approximately $4 million, or 6%, using the income approach. Increasing the long-term revenue growth rate by 0.5% would increase the equity value by approximately $3 million, or 5%, using the income approach. Decreasing the long-term revenue growth rate by 0.5% would decrease the equity value by approximately $2 million, or 4%, using the income approach.
For the market approach, we compared ourselves to a peer group of other public companies. The metric used was business enterprise value, or BEV, divided by revenue. The average BEV divided by projected 2014 revenue for the peer group, including us, was 6.3 with a minimum of 5.7. For our market valuation a multiple of 6.5 was selected due to the relative size of our operations, along with a control premium of 25%, based upon historical transactions.
As the result of this evaluation indicated that the reporting unit's fair value of equity exceeded the carrying value of equity by $10.3 million, it was determined that there was no impairment to the therapy services reporting unit.
Hospice Unit Testing
Below are the key assumptions used to estimate the fair value for our hospice reporting unit at the time of our September 30, 2013 goodwill impairment test using the income approach:
• 2.0% long−term growth rate; and
• a 11.5% discount rate
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
The discount rate used to present value cash flows under the discounted cash flow method is a significant assumption in the analysis. The discount rate was developed using the capital asset pricing model through which a weighted average cost of capital was derived. The cost of equity was assumed to be 14.0% and the pre-tax cost of debt was assumed to be 8.0%, or about 4.8% after tax. Assuming a capital structure of 25% debt and 75% equity, the average cost of capital was determined to be 11.5%, which was used as the discount rate. A 0.5% decrease in the discount rate would increase the equity value of the hospice reporting unit by approximately $5 million, or 10%, using the income approach. A 0.5% increase in the discount rate would decrease the equity value of the hospice reporting unit by approximately $5 million, or 10%, using the income approach. Increasing the long-term revenue growth rate by 0.5% would increase the equity value by approximately $4 million, or 7%, using the income approach. Decreasing the long-term revenue growth rate by 0.5% would decrease the equity value by approximately $3 million, or 6%, using the income approach.
For the market approach, we compared ourselves to a peer group of other public companies. The metric used was business enterprise value, or BEV, divided by revenue. The average BEV divided by projected 2014 revenue for the peer group, including us, was 7.8 with a minimum of 6.8. For our market valuation a multiple of 7.0 was selected due to the relative size of our operations, along with a control premium of 25%, based upon historical transactions.
As the result of this evaluation indicated that the reporting unit's fair value of equity exceeded the carrying value of equity by $34.3 million, it was determined that there was no impairment to the hospice reporting unit.
Home Health Unit Testing
Below are the key assumptions used to estimate the fair value for our home health care reporting unit at the time of our September 30, 2013 goodwill impairment test using the income approach:

•	A revenue reduction of 1.0% for the initial 24 month period as a result of the proposed reimbursement reductions effective January 1, 2014;

•	2.0% long-term revenue growth rate beginning in 2017; and

•	a 12.0% discount rate
 Our home health care reporting unit experienced an average annual compounded growth rate in external revenue from 2008 to 2013 of 9.8%. However, we selected a long-term growth rate of 2.0% for the discounted cash flow analysis conducted as part of the impairment analysis because the historical growth rate includes acquisitions. The 2.0% long-term growth rate is our expected long-term growth rate from a combination of reimbursement rate changes and increases in episodic treatments.

The operating expenses projected under the discounted cash flow method were based upon our historical expenses as a percentage of home health care revenue adjusted for known efficiencies or additional costs to be incurred.
The discount rate used to calculate the present value of cash flows under the discounted cash flow method is a significant assumption in the analysis. The discount rate was developed using the capital asset pricing model through which a weighted average cost of capital was derived.
The cost of equity was assumed to be 14.4% and the pre-tax cost of debt was assumed to be 8.0%. Assuming a capital structure of 25% debt and 75% equity, the average cost of capital was determined to be 12.0%, which was used as the discount rate. A 0.5% increase in the discount rate would decrease the equity value of the home health reporting unit by approximately $0.5 million, or 3%, using the income approach.
Increasing the long-term revenue growth rate by 0.5% increases the equity value by approximately $0.3 million, or 2%, using the income approach.
For the market approach, we compared ourselves to a peer group of other public companies. The metric used was business enterprise value, or BEV, divided by revenue. The average BEV divided by projected 2014 revenue for the peer group, including us, was 0.6 with a minimum of 0.4. For our market valuation a multiple of 0.3 was selected due to the relative size of our operations, along with a control premium of 25%, based upon historical transactions.
As the result of this evaluation indicated that the reporting unit's carrying value of equity exceeded the fair value of equity, we performed step two of the goodwill impairment analysis for the home health care reporting unit. In this test, the carrying value of goodwill is adjusted to its fair value. Each asset and liability was ascribed a value based on fair value standards under generally accepted accounting principles. An impairment charge of $0.4 million related to the licenses of our home health reporting unit was recognized at September 30, 2013.
Upon completion of step two, we recorded a goodwill impairment charge of $16.5 million, leaving $5.7 of goodwill at our home health care reporting unit
As of September 30, 2013, goodwill in the amount of $69.1 million was recorded on our consolidated balance sheet, of which $9.7 million related to the rehabilitation therapy unit, $53.7 million related to the hospice reporting unit and $5.7 million related to the home health reporting unit.

Results of Operations
The following table summarizes some of our key performance indicators, along with other statistics, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Occupancy statistics (skilled nursing facilities):
Available beds in service at end of period	8,809	8,813	8,809	8,813
Available patient days	810,242	810,303	2,405,099	2,413,572
Actual patient days	661,934	669,531	1,977,861	2,003,210
Occupancy percentage	81.7%	82.6%	82.2%	83.0%
Average daily number of patients	7,195	7,278	7,245	7,311

Hospice average daily census	1,219	1,433	1,292	1,404
Home health episodic-based admissions	1,996	2,083	6,329	6,167
Home health episodic-based recertifications	479	459	1,445	1,152

Revenue per patient day (skilled nursing facilities prior to intercompany eliminations)
LTC only Medicare (Part A)	$515	$510	$518	$510
Medicare blended rate (Part A & B)	567	574	567	572
Managed care (Part A)	398	382	389	383
Managed care blended rate (Part A & B)	406	391	398	392
Medicaid	163	160	162	158
Private and other	170	167	172	171
Weighted-average for all	$234	$235	$236	$237

Patient days by payor (skilled nursing facilities):
Medicare	75,587	85,591	239,950	267,315
Managed care	64,392	59,396	196,672	179,882
Total skilled mix days	139,979	144,987	436,622	447,197
Private pay and other	105,742	108,126	316,012	319,568
Medicaid	416,213	416,418	1,225,227	1,236,445
Total days	661,934	669,531	1,977,861	2,003,210

Patient days as a percentage of total patient days (skilled nursing facilities):
Medicare	11.4%	12.8%	12.1%	13.3%
Managed care	9.7	8.9	10.0	9.0
Skilled Mix	21.1	21.7	22.1	22.3
Private pay and other	16.0	16.1	16.0	16.0
Medicaid	62.9	62.2	61.9	61.7
Total	100.0%	100.0%	100.0%	100.0%

Revenue for total company:
Medicare	30.2%	32.9%	31.3%	33.9%
Managed care, private pay, and other	37.5	35.9	37.5	35.8
Quality mix	67.7	68.8	68.8	69.7
Medicaid	32.3	31.2	31.2	30.3
Total	100.0%	100.0%	100.0%	100.0%

The following table sets forth details of our revenue, expenses, and net (loss) income and other items as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	86.9	84.1	87.0	83.5
Rent cost of revenue	2.3	2.1	2.3	2.1
General and administrative	3.1	2.8	3.1	2.8
Change in fair value of contingent consideration	—	—	(0.3)	0.1
Depreciation and amortization	2.9	2.8	2.9	2.8
Impairment of long-lived assets	8.9	—	2.9	—
	104.2	91.9	97.8	91.3
Other income (expenses):
Interest expense	(4.1)	(4.1)	(4.1)	(4.4)
Interest income	—	0.1	—	0.1
Other income (expense)	—	—	—	—
Equity in earnings of joint venture	0.2	0.2	0.2	0.2
Loss on disposal of asset	—	—	—	—
Debt modification/retirement costs	(0.2)	(0.1)	(0.2)	(0.6)
Total other (expenses) income, net	(4.1)	(3.9)	(4.1)	(4.8)
(Loss) income before provision for income taxes	(8.2)	4.2	(1.8)	3.9
(Benefit) provision for income taxes	(2.5)	1.4	(0.7)	1.4
Net (loss) income	(5.7)%	2.8%	(1.2)%	2.4%

Adjusted EBITDA(1)	8.3%	11.1%	8.3%	11.8%
Adjusted EBITDAR(2)	10.7%	13.3%	10.5%	13.9%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reconciliation from net (loss) income to EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR (in thousands):
Net (loss) income	$(12,075)	$6,068	$(7,482)	$15,902
Interest expense, net of interest income	8,681	8,665	25,866	28,474
(Benefit) provision for income taxes	(5,410)	2,965	(4,360)	9,356
Depreciation and amortization expense	6,130	6,173	18,396	18,409
EBITDA(1)	(2,674)	23,871	32,420	72,141
Rent cost of revenue	4,950	4,639	14,590	13,734
EBITDAR(2)	2,276	28,510	47,010	85,875
EBITDA(1)	(2,674)	23,871	32,420	72,141
Change in fair value of contingent consideration	79	85	(2,082)	715
Organization restructure costs	457	—	2,006	—
Debt modification/retirement costs	432	168	1,520	4,126
Impairment of long lived assets	19,000	—	19,000
Closure of California home health agency	419	—	419
Adjusted EBITDA(1)	17,713	24,124	53,283	76,982
Rent cost of revenue	4,950	4,639	14,590	13,734
Adjusted EBITDAR(2)	$22,663	$28,763	$67,873	$90,716

(1)
We define EBITDA as net income before depreciation, amortization and interest expense (net of interest income) and the provision for income taxes. Adjusted EBITDA is EBITDA adjusted for non-core business items, such as change in fair value of contingent consideration, organization restructuring costs, gains or losses on debt modification/retirement costs, impairment of long lived assets, or the disposal of property and equipment.

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
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Revenue. Revenue decreased by $4.2 million, or 1.9%, to $212.4 million in the three months ended September 30, 2013 from $216.6 million in the three months ended September 30, 2012.
Long term care services

	Three Months Ended September 30,
	2013		2012		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$154.1	72.5%	$156.6	72.3%	$(2.5)	(1.6)%
Assisted living facilities	7.0	3.3	7.1	3.3	(0.1)	(1.4)
Administration of third party facility	0.1	0.1	0.1	0.1	—	—
Leased facility revenue	0.8	0.4	0.8	0.4	—	—
Total long-term care services	$162.0	76.3%	$164.6	76.1%	$(2.6)	(1.6)%

The $2.5 million decrease in skilled nursing facilities revenue in the third quarter of 2013 as compared to the third quarter of 2012 was primarily due to a decrease in census, the ongoing shift in payor mix from traditional Medicare to Managed Medicare (Medicare Advantage) and a reduction in Medicare Part B revenue. The shift in census away from Medicare to Managed Medicare resulted in a decline of $2.4 million in revenue due to volume decrease offset by $1.0 million increase in managed care rates due to higher acuity residents. In addition, Medicare Part B revenue decreased by $1.9 million primarily due to the impact of the MMR process that was implemented October 1, 2012. The MAC's are still not able to process the volume of MMR's submitted and providers have decreased Part B treatments of patients due to the risk of not being paid. These reductions were offset by $1.0 million increase in Medicaid revenue and a $0.1 million decrease in private and other revenue. We experienced a decrease in our average daily census ("ADC") in our skilled nursing facilities in the third quarter of 2013 as compared to the third quarter of 2012. A significant contributing factor to the decrease in overall census and the revenue decline was attributable to one facility in New Mexico that experienced a significant Medicare and Medicaid census decline in the first 9 months of 2013 as compared to the prior year period, but has since begun to rebuild its Medicare and Medicaid census and work towards more normalized operational performance. Our average patient per day ("PPD") rate decreased by $1.11 for the third quarter of 2013 as compared to the third quarter of 2012 primarily due to the shift in payor mix and the impact of the 2.0% sequestration.

The decrease of $0.1 million at our assisted living facilities in the third quarter of 2013 as compared to the third quarter of 2012 was due primarily to a decrease in ADC.
Therapy services

	Three Months Ended September 30,
	2013		2012		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$39.2	18.4%	$41.6	19.2%	$(2.4)	(5.8)%
Intersegment elimination of services related to affiliated entities	(13.9)	(6.5)	(15.4)	(7.1)	1.5	(9.7)
Third party therapy services	$25.3	11.9%	$26.2	12.1%	$(0.9)	(3.4)%

Hallmark revenue for third party therapy services decreased by $0.9 million in the third quarter of 2013 as compared to the third quarter of 2012. This decrease was related to a $1.2 million decrease in revenue from the third party facilities that operated for the full three months in both 2013 and 2012 offset by a $0.5 million increase in revenue from new third party facilities. The Medicare Part B MMR process that went into effect on October 1, 2012 reduced revenue from third party therapy customers for the three months ended September 30, 2013 by $2.5 million as compared to the same period a year ago as many of our customers are hesitant to provide therapy treatment to their patients in excess of the $3,700 Medicare Part B threshold. Certain MAC's were still not able to process the volume of MMR's submitted and providers have decreased Part B treatments of patients due to the risk of not being paid. We expect the MMR process to continue to negatively impact our therapy revenue in the future. This was offset by an increase in revenue of $0.5 million due to an increase in treatment of managed care patients and an increase in revenue of $1.0 million due to an increase in treatment of Medicare Part A patients at third party facilities. The MPPR for outpatient therapy included in the ATRA went into effect April 1, 2013 and negatively impacted revenue by $0.3 million.
Hospice & Home Health services

	Three Months Ended September 30,
	2013		2012		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$18.2	8.5%	$19.3	8.9%	$(1.1)	(5.7)%
Home Health	7.0	3.3	6.6	3.0	0.4	6.1
Total hospice & home health services	$25.2	11.8%	$25.9	11.9%	$(0.7)	(2.7)%

The $1.1 million decrease in hospice revenue in the third quarter of 2013 as compared to the third quarter of 2012 was a result of a reduction in ADC for the third quarter of 2013 as compared to the third quarter of 2012 offset by lower hospice Medicare cap reserves recorded in the third quarter of 2013. For the quarters ended September 30, 2013 and 2012, we recorded hospice cap adjustments of $0.5 million and $3.0 million, respectively, as adjustments to revenue, which negatively affected the weighted average PPD rates for both periods. Of the $0.5 million hospice cap reserves recorded in the three months ended September 30, 2013 $0.2 was related to the 2012 cap year and $0.3 was related to the 2013 cap year. Of the entire $3.0 million recorded in the three months ended September 30, 2012, $0.9 million was for the 2012 cap year and $2.1 million was related to the 2011 cap year.

The $0.4 million increase in our home health revenue in the third quarter of 2013 as compared to the third quarter of 2012 was the result of $0.6 million increase from an increase in rates offset by $0.2 million decrease in episodes. The increase in rate per episode was primarily due to a 6.1% increase in average Medicare reimbursement per episode and a 12.0% increase in managed care reimbursement per episode.
Cost of Services Expenses. Cost of services expenses increased $2.4 million, or 1.3%, to $184.6 million, or 86.9% of revenue, in the three months ended September 30, 2013, from $182.2 million, or 84.1% of revenue, in the three months ended September 30, 2012.

Long term care services

	Three Months Ended September 30,
	2013		2012		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$131.0	85.0%	$127.3	81.3%	$3.7	2.9%
Assisted living facilities	5.1	73.1	4.9	68.7	0.2	4.1
Regional operations support	4.7	n/a	5.8	n/a	(1.1)	(19.0)
Total long-term care services	$140.8	86.9%	$138.0	83.9%	$2.8	2.0%

Cost of services expenses at our skilled nursing facilities increased $3.7 million in the third quarter of 2013 as compared to the third quarter of 2012. The $3.7 million increase was primarily the result of a $1.0 million increase in benefits expense in the third quarter of 2013 as compared to the third quarter of 2012 due to increases in self insured employee medical expense and self insured workers compensation expense. There was a $1.0 million increase in bad debt expense in the third quarter of 2013 as compared to the third quarter of 2012 due to aging accounts receivables for private co-pay and managed care patients, as well as from the aging of Medicare Part B receivables related to the MMR’s. The increase was also attributable to an increase in general and professional liability insurance of $2.7 million in the third quarter of 2013 as compared to the third quarter of 2012 due to a change in the estimated reserves on the professional liability claims from prior years. Taxes and licenses expense increased by $0.5 million in the third quarter of 2013 as compared to the third quarter of 2012 due to an increase in California quality assurance ("QA") fees. These increases were offset by a decrease in rehab and ancillaries expense of $1.5 million due to the reduction in Medicare Part B revenue.

Cost of services at our assisted living facilities increased $0.2 million in the third quarter of 2013 as compared to the third quarter of 2012. All of this increase was due to an increase in labor and benefits expense in the third quarter of 2013 as compared to the third quarter of 2012.

Cost of services at the regional operations support decreased $1.1 million in the third quarter of 2013 as compared to the third quarter of 2012 primarily due to a reduction in labor expense of $0.5 million as a result of the restructuring and due to a reduction of $0.5 million in professional legal fees for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Therapy services

	Three Months Ended September 30,
	2013			2012			Increase/(Decrease)
	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

							Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$39.2	$36.3	92.6%	$41.6	$37.8	90.9%	$(1.5)	(4.0)%
Total therapy services	$39.2	$36.3	92.6%	$41.6	$37.8	90.9%	$(1.5)	(4.0)%

Rehabilitation therapy costs of services as a percentage of revenue increased by 1.7% for the three months ended September 30, 2013, as compared to the same period in 2012. The increase in the cost of services as a percentage of revenue is due to an increase in the treatment of managed care patients for which we receive a lower revenue rate per minute, the MPPR which went into effect April 1, 2013, and from an increase in administrative work due to the compliance with the review process on the MMRs and training involved in G-Code (reporting of the functional status of therapy patients by the therapist) implementation.
Hospice and home health services

	Three Months Ended September 30,
	2013		2012		Increase/(Decrease)
	Cost of Service Dollars	Percentage of Revenue	Cost of Service Dollars	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Hospice	$15.4	84.7%	$16.4	85.2%	$(1.0)	(6.3)%
Home Health	6.6	94.6	6.2	93.9	0.4	6.5
Total hospice & home health services	$22.0	87.5%	$22.6	87.4%	$(0.6)	(2.7)%
Cost of services expenses related to our hospice business decreased $1.0 million in the third quarter of 2013 as compared to the third quarter of 2012. The $1.0 million decrease was primarily attributable to decreased labor expense related to the decrease in census, though PPD costs increased from $124.7 to $137.4, an increase of 10.2%.
Cost of services related to our home health business increased $0.4 million in the third quarter of 2013 as compared to the third quarter of 2012. The increase was primarily due to an increase of $0.4 million in salaries and benefits for employees due to the increased number of patients.
Rent Cost of Revenue. Rent cost of revenue increased $0.4 million, or 6.7%, to $5.0 million, or 2.3% of revenue, in the three months ended September 30, 2013 from $4.6 million, or 2.1% of revenue, in the three months ended September 30, 2012. The increase was primarily related to rent increases that went into effect since the third quarter of 2012 at two of our California skilled nursing facilities.
General and Administrative Services Expenses. Our general and administrative services expenses increased $0.5 million, or 7.8%, to $6.5 million, or 3.1% of revenue, in the three months ended September 30, 2013 from $6.0 million, or 2.8% of revenue, in the three months ended September 30, 2012. The increase is primarily due to $0.3 million in consulting expenses related to our CEO search.

Depreciation and Amortization. Depreciation and amortization remained consistent at $6.1 million, or 2.9% of revenue, in the three months ended September 30, 2013 and 2.8% of revenue for the three months ended September 30, 2012.

Impairment of long-lived assets. We recorded a goodwill impairment charge of $16.5 million and a $2.5 million impairment charge related to home health licenses in the three months ended September 30, 2013. There was no comparable charge recorded in the three months ended September 30, 2012. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Goodwill and Other Long-Lived Assets” for a more detailed discussion of the impairment charges.

Change in fair value of contingent consideration. The change in fair value of contingent consideration remained consistent at $0.1 million, for the three months ended September 30, 2013 and September 30, 2012.

Interest Expense. Interest expense decreased by $0.1 million, or 0.5%, to $8.7 million, or 4.1% of revenue, in the three months ended September 30, 2013 from $8.8 million, or 4.1% of revenue, in the three months ended September 30, 2012. The decrease is related to the reduced average interest rate from 6.70% for the three months ended September 30, 2012 to 6.62% for the three months ended September 30, 2013. Also, the average debt outstanding dropped from $460.3 million for the three months ended September 30, 2012 to $444.5 million for the three months ended September 30, 2013.
Interest Income. Interest income remained consistent at approximately $0.1 million for the three months ended September 30, 2013 and September 30, 2012.
Debt modification/retirement costs. Debt modification/retirement costs increased by $0.2 million to $0.4 million or 0.2% of revenue, in the three months ended September 30, 2013 from $0.2 million or 0.1% of revenue in the three months ended September 30, 2012. The increase was due to deferred financing fees expensed on the extinguishment of term debt that was refinanced with HUD insured loans.
Equity in Earnings of Joint Venture. Equity earnings of our pharmacy joint venture remained consistent at $0.5 million in the three months ended September 30, 2013 and September 30, 2012.

(Loss) income Before Provision for Income Taxes. (Loss) income before provision for incomes taxes decreased by $26.5 million to a loss of $17.5 million in the three months ended September 30, 2013 from an income of $9.0 million in the three months ended September 30, 2012 primarily as a result of the decrease in revenue and impairment of goodwill long lived assets of $19.0 million.
(Benefit) provision for Income Taxes. We recorded a tax benefit of $5.4 million, or 31.3% of pre-tax losses, for the three months ended September 30, 2013, as compared to a tax expense of $3.0 million, or 33.3% of pre-tax earnings, for the three months ended September 30, 2012. The decrease in the tax expense was a result of loss recorded for the three months ended in September 30, 2013 as compared to the net earnings for the same period in 2012. On July 11, 2013, legislation was enacted in California that will limit the carryover period for unused EZ tax credits to 10 years beginning in 2014.  Prior to this legislation, unused EZ tax credits could be carried over indefinitely. This change in carryforward period resulted in the recording of a $2.3 million increase to the state valuation allowance, which was partially offset by the federal benefit resulting from the increase in state valuation allowance of $0.8 million.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Revenue. Revenue decreased by $8.4 million, or 1.3%, to $645.0 million in the nine months ended September 30, 2013 from $653.4 million in the nine months ended September 30, 2012.
Long term care services

	Nine Months Ended September 30,
	2013		2012		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$465.6	72.2%	$471.8	72.2%	$(6.2)	(1.3)%
Assisted living facilities	21.1	3.3	20.9	3.3	0.2	0.7
Administration of third party facility	0.4	0.1	0.7	0.1	(0.3)	(42.9)
Leased facility revenue	2.3	0.3	2.3	0.3	—	—
Total long-term care services	$489.5	75.9%	$495.7	75.9%	$(6.3)	(1.3)%

The $6.2 million decrease in the skilled nursing facilities revenue in the first nine months of 2013 as compared to the first nine months of 2012 was primarily due a decrease in volume and due to one less business day in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The volume decrease led to a revenue decrease of $6.0 million. The majority of the decreased volume was in Medicare days, which was partially offset by an increase in Managed Medicare (Medicare Advantage) as more seniors elect Medicare Advantage. We also experienced a decrease in Medicaid days. A significant contributing factor to the decrease in overall census and the revenue decline was one facility in New Mexico that experienced a significant Medicare and Medicaid census decline in the first nine months of 2013 as compared to the prior year period, but has since begun to rebuild its Medicare and Medicaid census and work towards more normalized operational performance.

The increase of $0.2 million at our assisted living facilities in the nine months ended September 30, 2013 as compared to the same period in 2012 was due primarily to the increase in PPD rate by 1.7% to $97 for the nine months ended September 30, 2013 as compared to $95 for the nine months ended September 30, 2012.
Therapy services

	Nine Months Ended September 30,
	2013		2012		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$122.1	19.0%	$125.9	19.2%	$(3.8)	(3.0)%
Intersegment elimination of services related to affiliated entities	(43.1)	(6.7)	(47.2)	7.3	4.1	(8.7)
Third party therapy services	$79.0	12.3%	$78.7	12.1%	$0.3	0.4%

The $0.3 million increase in our Hallmark third party therapy services revenue in the first nine months of 2013 as compared to first nine months of 2012 was related to an increase in revenue for facilities that operated for the full nine months ended September 30, 2013 and 2012. The intersegment revenue from affiliated facilities decreased by $4.1 million for the nine months ended September 30, 2013 as compared to the same period a year ago due to the reduction in Medicare Part A patient census. The Medicare Part B MMR process that went into effect on October 1, 2012 reduced revenue from our third party customers for the six months ended June 30, 2013 by $4.1 million as compared to the same period a year ago as many of our customers are hesitant to provide therapy treatment to their patients in excess of the $3,700 Medicare Part B threshold. We expect the MMR process to continue to negatively impact our therapy revenue in the future. This was offset by a $2.4 million increase in revenue due an increase in the treatment of managed care residents at the third party facilities and a $2.1 million increase in revenue due an increase in the treatment of Medicare Part A residents at the third party facilities for the nine months ended September 30, 2013 as compared to the same period a year ago. The MPPR for outpatient therapy included in the ATRA went into effect April 1, 2013 and negatively impacted our revenue by $0.6 million.
Hospice & Home Health services

	Nine Months Ended September 30,
	2013		2012		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$55.6	8.6%	$59.6	9.1%	$(4.0)	(6.7)%
Home Health	20.9	3.2	19.4	3.0	1.5	7.7
Total hospice & home health services	$76.5	11.8%	$79.0	12.1%	$(2.5)	(3.2)%

The $4.0 million decrease in hospice revenue for the first nine months of 2013 as compared to the first nine months of 2012 was due to a $5.0 million decrease in ADC offset by a $1.0 million increase the rates due to higher Medicare reimbursement. For the nine months ended September 30, 2013 and 2012, we recorded hospice Medicare cap adjustments of $3.4 million and $4.2 million, respectively, as adjustments to revenue, which negatively affected the weighted average PPD rates for both periods and accounted for the remaining decrease in revenue. Of the $3.4 million hospice cap reserves recorded in the nine months ended September 30, 2013, $0.9 million was related to the 2013 cap year, $2.3 million was related to the 2012 cap year and $0.2 million was related to the 2011 cap year. Of the $4.2 million in cap adjustment recorded in the nine months ended September 30, 2012, $2.4 million was related to the 2012 cap year and $1.8 million was related to the 2011 cap year.
Of the $1.5 million increase in our home health revenue in the first nine months of 2013 as compared to the first nine months of 2012, $1.0 million was from home health agencies operated for all of both periods, with a $0.9 million increase from an increase in episodes and a $0.1 million increase due to an increase in rate per episode. The increase in rate per episode was primarily due to the increase in Managed care reimbursement rates offset by decreases in rate by other payor sources. The remaining $0.5 million increase in home health revenue was due to acquisitions.
Cost of Services Expenses. Cost of services expenses increased $15.6 million, or 2.9%, to $561.1 million, or 87.0% of revenue, in the nine months ended September 30, 2013, from $545.6 million, or 83.5% of revenue, in the nine months ended September 30, 2012.
Long term care services

	Nine Months Ended September 30,
	2013		2012		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$393.9	84.6%	$383.4	81.3%	$10.5	2.7%
Assisted living facilities	15.1	71.7	14.8	70.5	0.3	2.0
Regional operations support	16.0	n/a	16.4	n/a	(0.4)	(2.4)
Total long-term care services	$425.0	86.8%	$414.6	83.6%	$10.4	2.5%

Cost of services expenses at our skilled nursing facilities increased $10.5 million in the first nine months of 2013 as compared to the first nine months of 2012. The $10.5 million increase was primarily the result of a $6.4 million increase in self insured general and professional liability expense in the first nine months of 2013 as compared to the first nine months of 2012 due to a change in the estimated reserves on the professional liability claims from prior years. There was a $3.9 million increase in labor and benefit costs for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily due to increases in self insured medical and workers compensation expense. Bad debt expense increased $3.0 million in the nine months ended September 30, 2013 as compared to the year ago period due to the payor mix shift and an increase in the aging of private co-pay receivables, as well as from the aging of Medicare Part B receivables related to the MMR’s. Taxes and licenses expense increased by $1.6 million in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 due to an increase in the California QA fees. These increases were offset by a decrease in rehab and ancillaries expense of $4.1 million due to the reduction in Medicare Part B patients treated.
Cost of services expenses at our assisted living facilities increased $0.3 million in the first nine months of 2013 as compared to the first nine months of 2012 due to an increase of $0.6 million in our facilities that operated for the full nine months in both periods attributable to an $0.4 million increase in labor costs resulting from increases in self insured medical and self insured workers compensation expense. In addition, there was a $0.1 million increase in professional liability reserves on existing claims in the first nine month of 2013 as compared to the first nine months of 2012 and a $1.0 million increase in bad debt expense for the nine months ended September 30, 2013 as compared to the same period a year ago. These increases were offset by a $0.3 million decrease in expenses due to the closure of an assisted living facility in California in April, 2012.
Cost of services at our regional operations support decreased by $0.4 million in the first nine months of 2013 as compared to the first nine months of 2012. The primary reason for the decrease was a decrease in labor costs of $0.8 million due to the reduction of overhead positions in August 2013. These were offset by an increase of $0.4 million in purchased services.

Therapy services

	Nine Months Ended September 30,
	2013			2012			Increase/(Decrease)
	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

							Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$122.1	$113.2	92.7%	$125.9	$115.2	91.5%	$(2.0)	(1.7)%
Total therapy services	$122.1	$113.2	92.7%	$125.9	$115.2	91.5%	$(2.0)	(1.7)%

Rehabilitation therapy costs of services as a percentage of revenue increased 1.2% for the nine months ended September 30, 2013, as compared to the same period in 2012. The increase in the cost of services as a percentage of revenue is due to an increase in the treatment of managed care patients for which we receive a lower revenue rate per minute, the MPPR which went into effect April 1, 2013, and from an increase in administrative work preparing documentation for the MMRs and training involved in G-Code implementation.
Hospice and home health services

	Nine Months Ended September 30,
	2013		2012		Increase/(Decrease)
	Cost of Service Dollars	Percentage of Revenue	Cost of Service Dollars	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Hospice	$47.9	86.2%	$47.8	80.2%	$0.1	0.1%
Home Health	19.8	94.8	17.3	89.4	2.5	14.3
Total hospice & home health services	$67.7	88.5%	$65.2	82.5%	$2.6	3.9%

Cost of services expenses related to our hospice business increased $0.1 million in the first nine months of 2013 as compared to the first nine months of 2012. The $0.1 million increase resulted from a decrease in the operating cost of $0.7 million at the facilities that operated for the full nine-month period in 2013 and 2012. This was offset by increase in operating expenses of $0.8 million at the GIP unit at our Las Vegas, Nevada hospice. GIP units require a higher level of patient care and result in increased PPD costs. In addition, salaries and wages increased on a PPD basis as the agencies did not reduce staffing levels commensurate with their decreased census.

Cost of services related to our home health business increased $2.5 million in the first nine months of 2013 as compared to the first nine months of 2012. The increase was primarily due to an increase of $1.7 million of additional expenses at our existing home health agencies, commensurate with the increase in episodes. Of the $1.7 million, salaries, contract, and benefits related expense increased by $1.3 million for these facilities. The remaining balance of $0.8 million in home health cost of services expense was due to acquisitions.
Rent Cost of Revenue. Rent cost of revenue increased $0.9 million, or 6.2%, to $14.6 million, or 2.3% of revenue, in the nine months ended September 30, 2013 from $13.7 million, or 2.1% of revenue, in the nine months ended September 30, 2012. The increase was primarily related to a new lease that went into effect in the fourth quarter of 2012 at a California skilled nursing facility.
General and Administrative Services Expenses. Our general and administrative services expenses increased $1.2 million, or 6.4%, to $19.8 million, or 3.1% of revenue, in the nine months ended September 30, 2013 from $18.5 million, or 2.8% of revenue, in the nine months ended September 30, 2012. The increase is primarily due to $1.7 million in severance costs related to the elimination of positions not related to patient care. There was also an increase of $0.3 million in consulting fees related to our CEO search and a $0.6 million increase in purchased services in 2013 as compared to 2012. These increases were offset by a $1.1 million reduction in stock compensation expense and $0.3 million less of incentive accruals in 2013, as compared to 2012.

Depreciation and Amortization. Depreciation and amortization remained consistent at $18.4 million, or 2.9% of revenue, in the nine months ended September 30, 2013 and September 30, 2012.

Change in fair value of contingent consideration. The change in fair value of contingent consideration decreased by $2.8 million, to a benefit of $2.1 million, or 0.3% of revenue, in the nine months ended September 30, 2013 from an expense of $0.7 million, or 0.1% of revenue, in the nine months ended September 30, 2012. The decrease is related to the change in fair value of the contingent consideration related to the 2010 hospice and home health acquisition due to reductions in forecasted EBITDA, which reduces the likelihood of the businesses achieving their EBITDA target necessary for the earn-out to be paid in future periods.

Impairment of long lived assets. We recorded a goodwill impairment charge of $16.5 million and a $2.5 million impairment charge related to home health licenses in the nine months ended September 30, 2013. There was no comparable charge recorded in the nine months ended September 30, 2012. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Goodwill and Other Long-Lived Assets” for a more detailed discussion of the impairment charges.

Interest Expense. Interest expense decreased by $2.7 million, or 9.4%, to $26.2 million, or 4.1% of revenue, in the nine months ended September 30, 2013 from $28.9 million, or 4.4% of revenue, in the nine months ended September 30, 2012. The decrease is related to the replacement of higher cost subordinated debt with term debt in the second quarter of 2012 which reduced the interest rate from 6.91% for the nine months ended September 30, 2012 to 6.70% for the nine months ended September 30, 2013. Also, the average debt outstanding dropped from $485.3 million for the period ended September 30, 2012 to $446.2 million for the period ended September 30, 2013.
Interest Income. Interest income decreased by $0.1 million to $0.3 million in the nine months ended September 30, 2013 as compared to $0.4 million or 0.1% of revenue, in the nine months ended September 30, 2012.
Equity in Earnings of Joint Venture. Equity earnings of our pharmacy joint venture remained consistent at $1.5 million in the nine months ended September 30, 2013 and September 30, 2012.
Debt modification/retirement costs. The debt modification/retirement costs decreased by $2.6 million to $1.5 million or 0.2% of revenue, in the nine months ended September 30, 2013 from $4.1 million or 0.6% of revenue in the nine months ended September 30, 2012. Of the $1.5 million expensed for debt modification, $1.1 million related to the June 2013 credit facility amendment, which increased the maximum leverage ratio by 0.5. The remaining $0.4 million was related to deferred financing fees expensed on the extinguishment of term debt that was refinanced with HUD insured loans. Of the $4.1 million expensed in 2012, $1.9 million in costs related unamortized subordinated debt deferred financing fees expensed when the bonds were defeased and $2.1 million related to the June 2012 credit facility amendment.
(Loss) income Before Provision for Income Taxes. (Loss) income before provision for incomes taxes decreased by $37.1 million to a loss of $11.8 million in the nine months ended September 30, 2013 from an income of $25.3 million in the nine months ended September 30, 2012 primarily as a result of the decrease in revenue, impairment of goodwill and long lived assets of $19.0 million and the loss due to closure of the Home Health Care of the West agency of $0.4 million.
(Benefit) provision for Income Taxes. We recorded a tax benefit of $4.4 million, or 36.8% of pre-tax loss, for the nine months ended September 30, 2013, as compared to an expense of $9.4 million, or 37.2% of pre-tax earnings, for the nine months ended September 30, 2012. The lower tax expense for the nine months ended September 30, 2013 was due primarily to the resolution and ultimate disposition of remaining funds related to the 2010 settlement of the Humboldt County Action. See Note 7, "Commitments and Contingencies - Legal Matters," for additional detail. On July 11, 2013, legislation was enacted in California that will limit the carryover period for unused EZ tax credits to 10 years beginning in 2014.  Prior to this legislation, unused EZ tax credits could be carried over indefinitely. This change in carryforward period resulted in the recording of a $2.3 million increase to the state valuation allowance, which was partially offset by the federal benefit resulting from the increase in state valuation allowance of $0.8 million.
Liquidity and Capital Resources
The following table presents selected data from our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Continuing Operations
Net cash provided by operating activities	$36,832	$30,936
Net cash used in investing activities	(9,977)	(12,516)
Net cash used in financing activities	(26,263)	(31,238)
Net increase (decrease) in cash and cash equivalents	592	(12,818)
Cash and cash equivalents at beginning of period	2,003	16,017
Cash and cash equivalents at end of period	$2,595	$3,199
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
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

At September 30, 2013, we had cash and cash equivalents of $2.6 million Our available cash is held in accounts at third-party financial institutions. We have periodically invested in AAA-rated money market funds. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.
Net cash provided by operating activities in the nine months ended September 30, 2013 was $36.8 million, compared to the $30.9 million in the nine months ended September 30, 2012.  The change was primarily the result of a $23.4 million decrease in net income which included an impairment charge of $19.0 million. The decrease included a $12.4 million improvement in operating cash flows from operating activities and changes in operating assets and liabilities for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 of $16.6 million. The $12.4 million improvement was due to increase in accounts payable and accrued liabilities due to the timing of payments of $4.8 million, $7.0 million in increases in insurance liability reserves and a decrease in accounts receivable of $6.4 million offset primarily by change in other assets of $3.1 million and debt retirement costs of $2.6 million.
Net cash used in investing activities in the nine months ended September 30, 2013 was $10.0 million, compared to $12.5 million in the nine months ended September 30, 2012 as the result of capital expenditures in both periods.
Net cash used in financing activities in the nine months ended September 30, 2013 was $26.2 million, compared to the $31.2 million used in the nine months ended September 30, 2012. We continue to pay down debt and have incurred costs related to the June 2013 debt amendment and the origination of the HUD insured loans in the nine months ended September 30, 2013.
Principal Debt Obligations
Our primary sources of liquidity are our cash on hand, our cash flows from operations and borrowing under our senior secured credit facility, which is subject to the satisfaction of certain financial covenants therein. Our primary liquidity requirements are for debt service on our first lien senior secured term loan, capital expenditures and working capital.
We are significantly leveraged. As of September 30, 2013, we had $434.8 million in aggregate indebtedness outstanding, consisting of $346.8 million first lien senior secured term loan (net of the unamortized portion of the original issue discount ("OID") of $2.3 million), $1.5 million principal amount outstanding under our $100.0 million revolving credit facility, HUD insured loans of $79.8 million and other debt of approximately $6.7 million. Furthermore, we had $5.5 million in outstanding letters of credit against our $100.0 million revolving credit facility, leaving approximately $93.0 million of additional borrowing capacity under our senior secured credit facility as of September 30, 2013. Substantially all of our subsidiaries except for the HUD insured loan subsidiaries guarantee the first lien senior secured term loan and our revolving credit facility.
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
Substantially all of our assets except for the assets owned by the subsidiaries participating in the HUD insured loans are pledged as collateral under the senior secured credit facility. Amounts borrowed under the senior secured term loan may be prepaid at any time without penalty, except for LIBOR breakage costs. Commitments under the revolving credit facility terminate on April 9, 2015. The senior secured term loan matures on April 9, 2016.
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
Under the senior secured credit facility, we must maintain compliance with specified financial covenants measured on a quarterly basis. The senior secured credit facility also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the senior secured credit facility, subject to certain exceptions and minimum thresholds, we are required to apply all of the proceeds from any issuance of debt, as much as half of the proceeds from any issuance of equity, as much as 75% of our annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement), and amounts received in connection with any sale of our assets to repay the outstanding amounts under the Restated Credit Agreement. We believe that we were in compliance with our debt covenants as of September 30, 2013. As of September 30, 2013, our fixed charge coverage ratio was 2.2, which compares to a minimum requirement of 1.75 and our leverage ratio was 4.7, as compared to an allowed maximum of 5.25.
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
On September 20, 2013, the Company received funding of its first loans insured by HUD. The loans have a combined principal balance of $21.6 million and are secured by three skilled nursing facilities.  The HUD insured loans have an all in interest rate of approximately 4.5% and amortization term 30 years.  The net loan proceeds of $20.4 million were used to pay down outstanding term debt in the Company's senior secured credit facility.
On September 26, 2013, the Company received funding of six additional loans insured by HUD.  The loans have a combined principal balance of $58.2 million and are secured by six skilled nursing facilities.  The HUD insured loans have an all in interest rate of approximately 5.7% and amortization terms of 30 to 35 years.  The net loan proceeds of $54.7 million were used to pay down outstanding term debt in the Company's senior secured credit facility.
HUD Insured Loans

As of September 30, 2013, we have a total of nine mortgages insured by HUD, which are secured by nine skilled nursing facilities. These mortgages have an average remaining term of 33 years with fixed interest rates ranging from 3.4% to 4.6% and a weighted average interest rate of 4.24%. Depending on the mortgage agreement, prepayments are generally allowed only after 12 months or from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required. As all $79.8 million of the HUD insured mortgage loans were originated in September 2013, none of the loans could be prepaid at September 30, 2013. We anticipate closing one additional HUD insured loan by the end of the year. Any further HUD insured mortgages will require additional HUD approval.
All HUD-insured mortgages are non-recourse loans to us. All mortgages are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of September 30, 2013, we have escrow reserve funds of $1.0 million with the loan servicer that are reported within other current assets, and replacement reserve funds of $1.6 million in other assets.
Capital Expenditures
We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to approximately $1,500 per bed.
We anticipate that we will have capital expenditures in 2013 of approximately $14.0 million to $17.0 million. We will continue to assess our capital spending plans on an ongoing basis.

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
We estimate our self-insured general and professional liability reserves on a quarterly basis and our self-insured workers' compensation reserve on a semiannual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry's loss history. Based upon these analyses, at September 30, 2013, we had reserved $21.8 million net of $1.3 million in insurance recoveries for known or unknown or potential self-insured general and professional liability claims and $19.0 million for self-insured workers' compensation claims. Of these reserves, we estimate that a total of $13.8 million, consisting of approximately $8.3 million for self-insured general and professional liability claims based on historical experience and current claims activity and $5.5 million for self-insured workers' compensation claims, will be payable within 12 months; however, there are no set payment schedules and there can be no assurance that the payment amount in the next 12 months will not be significantly larger or smaller. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future general and professional liability or workers' compensation insurance will be available at a reasonable price and that we will not have to further increase our levels of self-insurance. For additional information on our general and professional liability and workers’ compensation reserve, see "Business — Insurance" in Part 1, Item 1 in our Annual Report on Form 10-K filed with the SEC on February 11, 2013.
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
Off-Balance Sheet Arrangements
We had outstanding letters of credit of $5.5 million under our $100.0 million revolving credit facility as of September 30, 2013.

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
The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Months Ending September 30, (1)
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed-rate debt	$6,960	$1,383	$1,445	$1,510	$1,576	$73,661	$86,535	$86,535
Average interest rate	3.3%	4.4%	4.4%	4.4%	4.4%	4.2%
Variable-rate debt (2)	$10,487	$11,987	$328,103	$—	$—	$—	$350,577	$348,831
Average interest rate(1)	6.8%	6.5%	6.8%

(1)	Based on implied forward three-month LIBOR rates in the yield curve as of September 30, 2013.

(2)	Excludes unamortized original issue discount of $2.3 million on our first lien senior secured term loan debt.

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
Medicare is our largest source of revenue, accounting for 30.2% of our consolidated revenue during the three months period ended September 30, 2013 and 32.9% in the same period for 2012. For the nine months ended September 30, 2013 and 2012 the Medicare revenue accounted for 31.3% and 33.9% of our consolidated revenue respectively. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of our rehabilitation therapy services customers, are themselves reimbursed by Medicare for the services we provide. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, our business and results of operations will be adversely affected.
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
We receive a significant portion of our revenue from Medicaid, which accounted for 32.3% consolidated revenue for the three months ended September 30, 2013 compared to 31.2% for the same period in 2012. For the nine months ended September 30, 2013 Medicaid accounted for 31.2% compared to 30.3% for the same period in 2012. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states (including California and Texas, where significant portions of our Medicaid-related business is located) to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. We expect these state and federal efforts to continue for the foreseeable future. Furthermore, not all of the states in which we operate, most notably Texas, have elected to expand Medicaid as part of federal healthcare reform legislation. If Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program that are disadvantageous to our businesses, our business and results of operations could be materially and adversely affected.
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
As previously disclosed, Boyd W. Hendrickson, our Chairman of the Board and Chief Executive Officer, has informed the Board of Directors of his desire to retire from his role as Chief Executive Officer around the end of 2013. If we are unable to find a suitable successor to Mr. Hendrickson, we may not be able to successfully manage our business. During the second quarter of 2013, we also eliminated/consolidated certain management positions in an effort to streamline our leadership and reduce labor costs. We incurred approximately $1.7 million in severance costs as a result of these actions, which we do not anticipate will continue in future periods. However, any additional restructuring efforts could result in significant severance-related costs, and lead to difficulty in retaining and attracting talented management.
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
For the nine months ended September 30, 2013 we recorded hospice Medicare cap adjustment of $3.4 million compared to $4.2 million for the nine months ended September 30, 2012. Of the $3.4 million, $0.9 million was related to the 2013 cap year, $2.3 million was related to the 2012 cap year, and $0.2 million was related to the 2011 cap year. Of the $4.2 million recorded in the nine months ended September 30, 2012, $2.4 million was related to the 2012 cap year and $1.8 million was related to the 2011 cap year. This adjustment related primarily to patients staying on service longer than estimated which results in the patients' cap allowances being stretched over multiple cap years. Our ability to comply with the cap limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that our hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not differ materially from the actual Medicare cap amount.
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
For the nine months ended September 30, 2013, we received approximately 40.9% of our consolidated revenue from operations in California and 20.2% from Texas. We expect to continue to receive significant portions of our consolidated revenue from those states in the future as well. Accordingly, economic conditions and changes in state healthcare spending prevailing in either of these markets or other markets in which we have significant concentrations could affect the ability of our patients and third-party payors to reimburse us for our services, either through a reduction of the tax base used to generate state funding of Medicaid programs, an increase in the number of indigent patients eligible for Medicaid benefits, changes in state funding levels or healthcare programs or other factors. A continued or prolonged economic downturn, significant changes in state healthcare spending, or changes in the laws affecting our business in these markets could have a material adverse effect on our financial position, results of operations and cash flows.
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
We have now and will for the foreseeable future continue to have a significant amount of indebtedness. At September 30, 2013, our total indebtedness was approximately $434.8 million. Our substantial indebtedness could have important consequences. For example, it could:

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
As of September 30, 2013, approximately 570 of our 14,950 active employees were represented by unions and covered by collective bargaining agreements. In addition, certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. We cannot predict the effect that continued union representation or future organizational activities will have on our business or future operations. There can be no assurance that we will not experience a material work stoppage in the future.
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
Our Class A common stock has one vote per share, while our Class B common stock has ten votes per share, on all matters voted on by our stockholders. As of September 30, 2013, Onex Corporation, its affiliates and certain of our directors and members of our senior management who are party to a voting agreement with an affiliate of Onex Corporation owned shares of common stock representing over 75.0% of the combined voting power of our outstanding common stock. Accordingly, Onex Corporation generally has the power to control the outcome of matters on which stockholders are entitled to vote. Such matters include the election and removal of directors, the adoption or amendment of our certificate of incorporation and bylaws, possible mergers, corporate control contests and significant transactions. Through its control of elections to our board of directors, Onex Corporation may also have the ability to appoint or replace our senior management and cause us to issue additional shares of our common stock or repurchase common stock, declare dividends or take other actions. Onex Corporation may make decisions regarding our company and business that are opposed to our other stockholders’ interests or with which they disagree. Onex Corporation may also delay or prevent a change of control of us, even if the change of control would benefit our other stockholders, which could deprive our other stockholders of the opportunity to receive a premium for their Class A common stock. The significant concentration of stock ownership and voting power may also adversely affect the trading price of our Class A common stock due to investors’ perception that conflicts of interest may exist or arise. To the extent that the interests of our public stockholders are harmed by the actions of Onex Corporation, the price of our Class A common stock may be harmed.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below sets forth information with respect to purchases of our Class A common stock made by us or on our behalf during the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2013	5,572	$5.46	n/a	n/a
August 1 - 31, 2013	1,064	$5.46	n/a	n/a
September 1 - 30, 2013	—	$—	n/a	n/a
Total:	6,636	$5.46	n/a	n/a
(1) Reflects shares forfeited to us upon the vesting of restricted stock granted to participants in our 2007 Incentive Award Plan, to satisfy applicable tax withholding obligations with respect to such vesting. We did not have any publicly announced plans or programs to purchase our Class A common stock in the quarter ended September 30, 2013.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item  5. Other Information
None.

Item 6. Exhibits

(a)	Exhibits.

Number	Description

3.1	Second Amended and Restated Bylaws of Skilled Healthcare Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed with the SEC on August 7, 2013).

10.1	Form of Healthcare Facility Note with respect to HUD-insured loans (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on September 24, 2013).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 as filed with the SEC on November 4, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at September 30, 2013 and December 31, 2012, and (ii) the condensed consolidated statements of operations for the three months ended September 30, 2013 and September 30, 2012, and (iii) the condensed consolidated statements of comprehensive income for the three ended September 30, 2013 and September 30, 2012, and (iv) the condensed consolidated statements of cash flows the nine months ended September 30, 2013 and September 30, 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

**	Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLED HEALTHCARE GROUP, INC.

Date:	November 4, 2013	/s/ Christopher N. Felfe
Christopher N. Felfe
Acting Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer, and Authorized Signatory)

EXHIBIT INDEX

Number	Description

3.1	Second Amended and Restated Bylaws of Skilled Healthcare Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed with the SEC on August 7, 2013).
10.1	Form of Healthcare Facility Note with respect to HUD-insured loans (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on September 24, 2013).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 as filed with the SEC on November 4, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at September 30, 2013 and December 31, 2012, and (ii) the condensed consolidated statements of operations for the three months ended September 30, 2013 and September 30, 2012, and (iii) the condensed consolidated statements of comprehensive income for the three ended September 30, 2013 and September 30, 2012, and (iv) the condensed consolidated statements of cash flows the nine months ended September 30, 2013 and September 30, 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

**	Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.