Form 10-K
period 2013-12-31
Skilled Healthcare Group, Inc.
filed 2014-02-10
CIK 1351051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of Class A common stock, par value $0.001, and Class B common stock, par value $0.001, held by non-affiliates of the registrant, computed based on the closing sale price of $6.68 per share on June 28, 2013, as reported by The New York Stock Exchange, was approximately $137.3 million. The aggregate number of shares held by non-affiliates is calculated by excluding all shares held by executive officers, directors and holders known to hold 5% or more of the voting power of the registrant’s common stock. As of February 7, 2014, there were 24,254,649 shares of the registrant’s Class A common stock issued and outstanding and 15,515,050 shares of the registrant’s Class B common stock issued and outstanding.

Documents Incorporated by Reference:
The information called for by Part III is incorporated by reference to the Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than April 30, 2014.

Skilled Healthcare Group, Inc.
Annual Report

PART I

Item 1.	Business

Overview
Skilled Healthcare Group, Inc. ("Skilled") is a holding company that owns subsidiaries that operate skilled nursing facilities, assisted living facilities, hospices, home health providers and a rehabilitation therapy business. As used in this report, the terms "we," "us," "our" and the "Company," and similar terms, refer collectively to Skilled and its consolidated wholly-owned subsidiaries, unless the context requires otherwise. We have an administrative service company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services. We currently have one such service agreement with an unaffiliated skilled nursing facility operator. All of our subsidiaries focus on providing high-quality care to the people we serve, and our skilled nursing facility subsidiaries, which comprise the largest portion of our consolidated business, have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of December 31, 2013, we owned or leased 72 skilled nursing facilities and 22 assisted living facilities, together comprising 10,179 licensed beds. We also lease five skilled nursing facilities in California to an unaffiliated third party operator. Our skilled nursing and assisted living facilities are located in California, Texas, Iowa, Kansas, Missouri, Nebraska, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. We owned 77.8% of these facilities as of December 31, 2013. As of December 31, 2013, we provided hospice and home health services in Arizona, Idaho, Montana, Nevada, and New Mexico. We also provided private duty care services in Arizona, Idaho, Montana, and Nevada. For the year ended December 31, 2013, we generated approximately 72.3% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, hospice care and home health services.

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
We have three reportable operating segments: (1) long-term care ("LTC"), which includes the operation of skilled nursing facilities and assisted living facilities and is the largest portion of our business; (2) therapy services, which includes our integrated and third-party rehabilitation therapy services; and (3) hospice and home health services, which includes our hospice and home health businesses. Our administrative and consultative services that are attributable to the reportable operating segments are allocated among the segments accordingly. For the twelve months ended December 31, 2013, the LTC operating segment generated approximately 76.1% of our revenue, with the therapy services segment and hospice and home health services segment accounting for 12.1% and 11.8% of our revenue, respectively. For additional information regarding the financial performance of our reportable operating segments, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Revenue and Note 6, "Business Segments," in the notes to our consolidated financial statements included elsewhere in this report.
Long-Term Care Services Segment
Skilled Nursing Facilities
As of December 31, 2013, our skilled nursing companies provided skilled nursing care at 72 regionally clustered facilities, having 8,967 licensed beds, in California, Texas, Iowa, Kansas, Missouri, Nebraska, Nevada and New Mexico. We have developed programs for, and actively market our services to, high-acuity patients who are typically admitted to our facilities as they recover from strokes, other neurological conditions, cardiovascular and respiratory ailments, joint replacements and other muscular or skeletal disorders. As of December 31, 2013, we employed approximately 9,888 active employees in our skilled nursing business.
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

Our Express Recovery™ program uses a dedicated unit within a skilled nursing facility to deliver a comprehensive rehabilitation regimen in accommodations specifically designed to serve high-acuity patients. Each Express Recovery™ unit can typically be entered without using the main facility entrance, permitting residents to bypass portions of the facility dedicated to the traditional nursing home patient. Each Express Recovery™ unit typically has 12 to 36 beds and provides skilled nursing care and rehabilitation therapy for patients recovering from conditions such as joint replacement surgery, and cardiac and respiratory ailments. We believe that having an Express Recovery™ unit at a facility enables the facility to more effectively attract higher acuity patients and achieve a higher skilled mix than it would be able to without the unit, which in turn results in higher reimbursement rates. Skilled mix is the average daily number of Medicare and managed care patients we serve at our skilled nursing facilities divided by the average daily number of total patients we serve at our skilled nursing facilities. As of December 31, 2013, we operated 63 Express Recovery™ units with 2,259 beds. We have substantially completed the build out of our Express Recovery™ units at our skilled nursing facilities. We will continue to add and modify Express Recovery™ units in the future as warranted.
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
Assisted Living Facilities
We complement our skilled nursing care business by providing assisted living services at 22 facilities with 1,212 beds as of December 31, 2013. Our assisted living companies, which are mostly in Kansas, provide residential accommodations, activities, meals, security, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support, but not the level of nursing care provided in a skilled nursing facility. Our independent living units are non-licensed independent living apartments in which residents are independent and require no support with the activities of daily living. As of December 31, 2013, we employed approximately 644 active employees in our assisted and independent living businesses.
Equity Investment in Pharmacy Joint Venture
We have a 50% equity interest in APS - Summit Care Pharmacy, LLC, or APS - Summit Care, which is a joint venture that serves the pharmaceutical needs of a limited number of our Texas operations, as well as a number of other unaffiliated customers. The remaining 50% equity interest in APS - Summit Care is owned by an unaffiliated third party. APS - Summit Care operates a pharmacy in Austin, Texas, through which we pay market value for prescription drugs and receive a 50% share of the net income related to the joint venture. For additional information regarding the joint venture, see Note 15, "Investment in Unconsolidated Joint Venture."
Therapy Services Segment
Rehabilitation Therapy Services
As of December 31, 2013, we provided rehabilitation therapy services to a total of 174 healthcare facilities, including 62 facilities owned by us. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. We provide rehabilitation therapy services at our skilled nursing facilities as part of an integrated service offering in connection with our skilled nursing care. We believe that an integrated approach to treating high-acuity patients enhances our ability to achieve successful patient outcomes and enables us to identify and treat patients who can benefit from our rehabilitation therapy services. We believe hospitals and physician groups often refer high-acuity patients to our skilled nursing facilities because they recognize the value of an integrated approach to providing skilled nursing care and rehabilitation therapy services.
We believe that we have also established a strong reputation as a premium provider of rehabilitation therapy services to third-party skilled nursing operators in our local markets, with a recognized ability to provide these services to high-acuity patients. Our approach to providing rehabilitation therapy services for third-party operators emphasizes high-quality treatment and successful clinical outcomes. As of December 31, 2013, we employed approximately 2,858 active employees (primarily therapists) in our rehabilitation therapy business.

Hospice and Home Health Services Segment
Hospice Care
As of December 31, 2013, we provided hospice care services in Arizona, California, Nevada, Idaho, Montana, and New Mexico. Hospice services focus on the physical, spiritual and psychosocial needs of terminally ill individuals and their families, and consist primarily of palliative and clinical care, education and counseling. As of December 31, 2013, we employed approximately 917 active employees in our hospice services business.
Home Health
As of December 31, 2013, we provided home health care services in Arizona, Nevada, Idaho, Montana and New Mexico. Our home health care services generally consist of providing some combination of the services of registered nurses, speech, occupational and physical therapists, medical social workers and certified home health aides. Home health care is often a cost-effective solution for patients, and can also increase their quality of life and allow them to receive quality medical care in the comfort and convenience of a familiar setting. As of December 31, 2013, we employed approximately 566 active employees in our home health business.

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

The Budget Control Act of 2011, enacted on August 2, 2011, increased the United States debt ceiling in connection with deficit reductions over the next ten years. Under the Budget Control Act of 2011, $1.2 trillion in domestic and defense spending reductions were automatically set to begin February 1, 2013, split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. As discussed below, the American Taxpayer Relief Act of 2012 (the “ATRA”), enacted on January 2, 2013, subsequently delayed by two months the automatic budget sequestration cuts established by the Budget Control Act of 2011. The automatic 2% reduction on each claim submitted to Medicare began on April 1, 2013. Reductions to Medicare and Medicaid reimbursement resulting from the Budget Control Act of 2011 could have a material adverse effect on the Company's business, financial position, results of operations and liquidity.
The Middle Class Tax Relief and Job Creation Act of 2012 was signed into law on February 22, 2012, extending the Medicare Part B outpatient therapy cap exceptions process through December 31, 2012. As noted below, the exceptions process was further extended for an additional year through the end of 2013. The statutory Medicare Part B outpatient therapy cap for occupational therapy (OT) was $1,900 for 2013, and the combined cap for physical therapy (PT) and speech-language pathology services (SLP) was also $1,900 for 2013.  This is the annual per beneficiary therapy cap amount determined for each calendar year. Similar to the therapy cap, The law requires an exceptions process to the therapy cap that allows providers to receive payment from Medicare for medically necessary therapy services above the therapy cap amount.  Congress established a threshold of $3,700 for PT and SLP services combined and another threshold of $3,700 for OT services. All therapy services rendered above the $3,700 are subject to manual medical review ("MMR") and may be denied unless approved by the provider's Medicare Administrative Contractor (or "MAC").
On July 27, 2012, CMS issued a final rule providing for, among other things, a net 1.8% increase in PPS payments to skilled nursing facilities for CMS's fiscal year 2013 (which began October 1, 2012 and runs through September 30, 2013) as compared to PPS payments in CMS's fiscal year 2012 (which ended September 30, 2012). The 1.8% increase was on a net basis, after the application of a 2.5% market basket increase, and reduced by a 0.7% multi-factor productivity adjustment required by Patient Protection and Affordable Care Act of 2010 ("PPACA"). After our wage index adjustment, our net increase was 1.7%.
In July 2012, CMS issued its final rule for hospice services for its 2013 fiscal year. The rule included a market basket increase of 2.6% less a 0.3% reduction in the market basket as a result of the PPACA and a 0.7% reduction due to productivity adjustment. After our wage index adjustment, our net increase was 0.9%.
On July 31, 2013, CMS issued its final rule providing for, among other things, a net increase of 1.3% in PPS payments to skilled nursing facilities for CMS's fiscal year 2014 (which began October 1, 2013) as compared to the PPS payments in CMS's fiscal year 2013 (which ended September 30, 2013). The 1.3% increase is on a net basis, after the application of a 2.3% market basket increase reduced by a 0.5% forecast error correction and further reduced by 0.5% multi-factor productivity adjustment required by the PPACA.
On June 27, 2013, CMS proposed a decrease of 1.5% in PPS payments to home health agencies for CMS's fiscal year 2014 as compared to the PPS payments in CMS's fiscal year 2013. The proposed 1.5% decrease is on a net basis, after the application of a 3.5% rebasing decrease and other reductions, partially offset by a 2.4% market basket increase.
The ATRA delayed by two months the automatic budget sequestration cuts established by the Budget Control Act of 2011. The ATRA also extended the therapy cap exception process for one year. The ATRA also made additional changes to the Multiple Procedure Payment Reduction ("MPPR") previously implemented in 2011. The existing discount to the practice component of multiple therapy procedures performed in an outpatient environment during a single day was 25%. Effective April 1, 2013, ATRA increased the discount by an additional 25% to 50%. The new rules related to MPPR reduced our revenue by $0.9 million for the nine month period from April 1, 2013 through December 31, 2013.
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

Because we submit thousands of claims to Medicare each year, and there is a relatively long statute of limitations under the FCA, there is a risk that intentional, or even negligent or recklessly submitted claims that prove to be incorrect, or even billing errors, cost reporting errors or lapses in statutory or regulatory compliance with regard to the provision of health care services (including, without limitation the Anti-Kickback Statue and the federal self-referral law discussed above), could result in significant civil or criminal penalties against us. For example, see Note 13, "Commitment and Contingencies - Legal Matter - Humboldt County Injunction," for information regarding a False Claims Act action that the California Attorney General and the US Department of Justice have indicated an interest in pursuing against us. In addition to FCA concerns, federal law makes it a felony to fail to disclose to the government an overpayment once the recipient has knowledge of the overpayment.
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
As of December 31, 2013, we had approximately 15,050 active employees and had eight collective bargaining agreements with unions covering approximately 585 active employees at seven of our skilled nursing facilities. Labor costs accounted for approximately 67.3%, 68.5% and 67% of our operating expenses (excluding impairment charges) from continuing operations for the years ended December 31, 2013, 2012 and 2011, respectively. We generally consider our relationship with our employees to be good.

Risk Management
We have developed a risk management program intended to stabilize our insurance and professional liability costs. As part of this program, we have implemented an arbitration agreement system at each of our nursing facilities under which, upon admission, patients are requested (but not required) to execute an agreement that requires disputes to be arbitrated instead of litigated in court. We believe that this program accelerates resolution of disputes and has significantly reduced our liability exposure and related costs. We have also established an incident reporting process that involves periodic follow-up with our facility administrators to monitor the progress of claims and losses. We believe that our emphasis on providing high-quality care and our attention to monitoring quality of care indicators has also helped to reduce our liability exposure and related costs.

Insurance
We maintain a variety of types of insurance, including general and professional liability, workers' compensation, employee benefits liability, property, casualty, directors' and officers' liability, crime, boiler and machinery, automobile, employment practices liability and earthquake and flood. We believe that our insurance programs are adequate and where there has been a direct transfer of risk to the insurance carrier, we do not recognize a liability in our consolidated financial statements. We self-insure a significant portion of our potential liabilities for several risks, including certain types of general and professional liability, workers' compensation, and employee benefit insurance. To the extent our insurance coverage is insufficient or unavailable to cover losses that we incur that would otherwise be insurable, or to the extent that our estimates of anticipated liabilities that we self-insure are significantly lower than the actual self-insured liabilities that we incur, our financial condition and results of operations could be materially and adversely affected. For additional information regarding our insurance programs, see Note 13, “Commitments and Contingencies - Insurance,” in the financial statements included elsewhere in this report.

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
Medicare is our largest source of revenue, accounting for 30.9% of our consolidated revenue during 2013 and 33.6% in 2012. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of our rehabilitation therapy services customers, are themselves reimbursed by Medicare for the services we provide. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, our business and results of operations will be adversely affected.
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
We receive a significant portion of our revenue from Medicaid, which accounted for 31.6% of our consolidated revenue for the twelve months ended December 31, 2013 and 30.4% for the twelve months ended December 31, 2012. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states (including California and Texas, where significant portions of our Medicaid-related business is located) to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. We expect these state and federal efforts to continue for the foreseeable future. Furthermore, not all of the states in which we operate, most notably Texas, have elected to expand Medicaid as part of federal healthcare reform legislation. If Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program that are disadvantageous to our businesses, our business and results of operations could be materially and adversely affected.

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
Our success is dependent upon retaining key executive and personnel.
Our senior management team has extensive experience in the healthcare industry. We believe that they are instrumental in guiding our businesses, instituting valuable performance and quality monitoring, and driving innovation. Accordingly, our future performance is substantially dependent upon the services of our senior management team and our ability to attract talented executives as and when needed. The loss of the services of key members of management, including our Chief Executive Officer, who joined us in November 2013, could have a material adverse effect upon us.

During the second quarter of 2013, we eliminated/consolidated certain management positions in an effort to streamline our leadership and reduce labor costs. We incurred approximately $2.3 million in severance costs as a result of these actions, which we do not anticipate will continue in future periods. However, any additional restructuring efforts could result in significant severance-related costs, and lead to difficulty in retaining and attracting talented management.
Health reform legislation could adversely affect our revenue and financial condition.
In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for, healthcare services in the United States. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including the provision of comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs. PPACA was enacted in 2010 and is among the most comprehensive and notable of these legislative efforts. The impact of PPACA remains uncertain to a large degree due to various implementation, timing, cost and regulatory requirements imposed by the legislation. The content or timing of any future health reform legislation, and its impact on us is impossible to predict. However, it is likely that certain provisions in PPACA will impose significant costs on us or that will otherwise negatively affect our operations. For instance, the requirement to offer full time employees “affordable” healthcare insurance that meets specified coverage minimums (or alternatively pay a per-employee penalty to the federal government) could significantly increase our annual healthcare costs or could damage employee morale and/or cause other employee-related issues that are harmful to our operations. If significant reforms are made to the U.S. healthcare system, those reforms may have an adverse effect on our financial condition and results of operations.
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
Some of our rehabilitation therapy revenue is paid by the Medicare Part B program under a fee schedule. There are annual caps that limit, subject to certain exceptions, the amounts that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to any Medicare beneficiary under Medicare Part B. There is a combined cap for physical therapy and speech-language pathology and a separate cap for occupational therapy that apply subject to certain exceptions. The discontinuation or change in the current cap exception process or future modifications of the Medicare Part B cap structure could have an adverse effect on the revenue that we generate through our rehabilitation therapy business.  This could in turn have a negative effect on our financial condition and results of operations. For example, the Medicare Part B therapy pre-approval provisions (MMR) and multiple procedure payment reduction ("MPPR") rate reductions that took effect October 1, 2012, have continued to negatively impact our therapy business.
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
We recorded net hospice cap reserves of $5.6 million in 2013 and $4.1 million in 2012. This adjustment related primarily to patients staying on service longer than estimated which results in the patients' cap allowances being stretched over multiple cap years. Our ability to comply with the cap limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that our hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not differ materially from the actual Medicare cap amount.
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

We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, the intensity of federal and state enforcement actions or the extent and size of any potential sanctions, fines or penalties. Changes in the regulatory framework, our failure to obtain or renew required regulatory approvals or licenses or to comply with applicable regulatory requirements, the suspension or revocation of our licenses or our disqualification from participation in federal and state reimbursement programs, or the imposition of other enforcement sanctions, fines or penalties could have a material adverse effect upon our results of operations, financial condition and liquidity. Furthermore, should we lose licenses or certifications for a number of our facilities or other businesses as a result of regulatory action, legal proceedings such as those described in Note 13, "Commitments and Contingencies-Legal Matters," or otherwise, we could be deemed to be in default under some of our agreements, including agreements governing outstanding indebtedness and the report of such issues at one of our facilities could harm our reputation for quality care and lead to a reduction in our patient referrals and ultimately our revenue and operating income.
We face inspections, reviews, audits and investigations under federal and state government programs and contracts. They audits could have adverse findings that may negatively affect our business.
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
The long-term care profession has experienced an increasing trend in the number and severity of litigation claims involving punitive damages and settlements. We believe that this trend is endemic to the industry and is a result of a variety of factors, including the number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiffs' lawyers of potentially large recoveries. While some states have enacted tort reform legislation that limits plaintiffs' recoveries in some respects, should our professional liability and general liability increase significantly in the future, we may not be able to increase our revenue sufficiently to cover the cost increases, our operating income could suffer, and we may not be able to meet our obligations to repay our liabilities. For a discussion of recent litigation claims against us, including the Humboldt County Action, see Note 13, "Commitments and Contingencies-Legal Matters", in the notes to the consolidated financial statements included elsewhere in this report.

We also may be subject to lawsuits under the FFCA and comparable state laws for submitting allegedly fraudulent or otherwise inappropriate bills for services to the Medicare and Medicaid programs. These lawsuits, which may be initiated by regulatory authorities as well as private party relators, can involve significant monetary damages, fines, attorney fees and the award of bounties to private plaintiffs who successfully bring these suits, as well as to the government programs. In recent years, government oversight and law enforcement have become increasingly active and aggressive in investigating and taking legal action against potential fraud and abuse.
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
In 2013, we received approximately 40.8% of our consolidated revenue from operations in California and 19.5% from Texas, and in 2012, we received approximately 39.9% of our consolidated revenue from operations in California and 20.1% from Texas. We expect to continue to receive significant portions of our consolidated revenue from those states in the future as well. Accordingly, economic conditions and changes in state healthcare spending prevailing in either of these markets or other markets in which we have significant concentrations could affect the ability of our patients and third-party payors to reimburse us for our services, either through a reduction of the tax base used to generate state funding of Medicaid programs, an increase in the number of indigent patients eligible for Medicaid benefits, changes in state funding levels or healthcare programs or other factors. A continued or prolonged economic downturn, significant changes in state healthcare spending, or changes in the laws affecting our business in these markets could have a material adverse effect on our financial position, results of operations and cash flows.
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
Our revenue is affected by our ability to attract a favorable patient acuity mix, and by our mix of payment sources. Changes in the type of patients we attract, as well as our payor mix among private payors, managed care companies, Medicare (both traditional Medicare and "managed" Medicare/Medicare Advantage) and Medicaid, significantly affect our profitability because not all payors reimburse us at the same rates. Particularly, if we fail to maintain our proportion of high-acuity patients or if there is any significant increase in the percentage of our population for which we receive Medicaid reimbursement, our financial position, results of operations and cash flow may be adversely affected. Furthermore, in recent periods we have continued to see a shift from to “traditional” fee-for-service Medicare patients to “managed” Medicare (Medicare Advantage) patients.  Reimbursement rates are generally lower for services provided to Medicare Advantage patients than they are for the same services provided traditional fee-for-service Medicare patients.  This trend may continue in future periods.  Our financial results have been negatively affected by this shift to date.  Our financial results will continue to be negatively affected if the trend towards Medicare Advantage continues, and particularly if it accelerates.
It can be difficult to attract and retain qualified nurses, therapists, healthcare professionals and other key personnel, which can increase our costs related to these employees
Our employees are our most important asset. We rely on our ability to attract and retain qualified nurses, therapists and other healthcare professionals. The market for these key personnel is highly competitive, and we could experience significant increases in our operating costs due to shortages in their availability. Like other healthcare providers, we have at times experienced difficulties in attracting and retaining qualified personnel, especially facility administrators, nurses, therapists, certified nurses' aides and other important healthcare personnel. We may continue to experience increases in our labor costs, primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel, and such increases may adversely affect our profitability. Furthermore, while we attempt to manage overall labor costs in the most efficient way, our efforts to manage them through wage freezes and similar means may have limited effectiveness and may lead to increased turnover and other challenges.
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
We operate a number of facilities in California, which enacted legislation aimed at establishing minimum staffing requirements for facilities operating in that state. This legislation required that the California Department of Public Health ("DPH"), promulgate regulations requiring each skilled nursing facility to provide a minimum of 3.2 nursing hours per patient day. The DPH finalized regulations in 2009 that required three 8-hour shifts for nurse-to-patient staffing, described documentation and notice requirements, and specified procedures for obtaining a waiver from per-shift staffing requirements at skilled nursing facilities. Although DPH finalized the regulations, initial implementation of the statute authorizing the regulations is contingent on an appropriation in the state's annual budged legislation or another statute. Because no appropriation was made and no additional statutes were enacted, the regulations did not become operational. Therefore, DPH will continue its practice of determining a facility's compliance with the 3.2 hour of nursing services per patient day measure in accordance with its internal policy and through on-site reviews conducted during periodic licensing and certification surveys and in response to complaints. If the DPH determines that a facility is out of compliance with this staffing measure, the DPH may issue a notice of deficiency, or a citation, depending on the impact on patient care. A citation carries with it the imposition of significant monetary fines. DPH has issued guidelines, implementing the provisions of newly enacted California laws, for state audits that verify compliance with the 3.2 nursing hours per patient day staffing requirements. If DPH determines under an audit that a facility has failed to meet the minimum staffing requirement for between 5% and 49% of the audited days, a significant administrative monetary penalty will be assessed. If DPH determines that a facility has failed to meet the minimum staffing requirement for more than 49% of the audited days, then a larger administrative monetary penalty will be assessed. The issuance of either a notice of deficiency or a citation requires the facility to prepare and implement an acceptable plan of correction. The Humboldt County Action included allegations that certain of our California skilled nursing facilities failed to meet state-mandated minimum staffing requirements. The Humboldt County Action, which occurred prior to DPH's adoption of the aforementioned guidelines, resulted in a jury verdict against us and certain of our affiliated skilled nursing companies that awarded $677 million in damages. The case was ultimately settled in September 2010, pursuant to which we were required to deposit into escrow a total of $50 million to cover certain settlement costs. For more information regarding the Humboldt County Action and the settlement, as well as a description of our February 2013 settlement with the BMFEA which included a new staffing agreement and of an investigation by the DOJ regarding related staffing considerations, see Note 13, "Commitments and Contingencies-Legal Matters," in the notes to the consolidated financial statements included elsewhere in this report.
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
Global market and economic conditions in recent years have been very challenging with tight credit conditions and slow or negative economic growth in most major economies generally expected to continue in 2014 and possibly beyond. Ongoing concerns about the systemic impact of potential long-term and widespread economic recession or stagnation, energy costs, geopolitical issues, sovereign debt issues, the availability and cost of credit, and the global real estate and mortgage markets have contributed to increased market volatility, uncertainty and liquidity issues for both borrowers and investors. These conditions, combined with volatile prices for energy, food and other commodities, unstable business and consumer confidence, and significant unemployment, have contributed to pronounced economic volatility.
As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets, interest rate fluctuations and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Turbulence in the U.S. and international markets and economies and declines or stagnation in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs. If we are not able to timely retire or refinance our senior secured credit facility on acceptable terms at or before its stated maturity in April 2015 (for the revolving portion) and April 2016 (for the term portion), due to market conditions or otherwise, our liquidity, financial condition, business and operating results could be materially and adversely affected. Similar considerations apply to the credit facility that we completed in December 2013, which matures in December 2016.
If our ability to borrow under our credit facilities is insufficient for our capital requirements, we will be required to seek additional sources of financing, including issuing equity, which may be dilutive to our current stockholders or incurring additional debt. Our ability to incur additional debt is subject to the restrictions in our credit facilities. There can be no assurance that the restrictions contained in our credit facilities will permit us to borrow the funds that we need to finance our operations, or that additional debt will be available to us on commercially reasonable terms or at all. Furthermore, market conditions may impede our ability to secure additional sources of financing, whether through the extension of our existing credit facilities or by accessing the debt and/or equity markets. If we are unable to obtain funds sufficient to finance our capital requirements, we may have to forego opportunities to expand our business, including the acquisition or development of additional or expanded facilities.
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our financial obligations.
We have now and will for the foreseeable future continue to have a significant amount of indebtedness. At December 31, 2013, our total indebtedness was approximately $419.1 million. Our substantial indebtedness could have important consequences. For example, it could:

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
In addition, if we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required debt payments, or if we fail to comply with the various covenants and requirements of our credit facilities or other existing or future indebtedness, we would be in default, which could permit the holders of our indebtedness, including our credit facilities, to accelerate the maturity of indebtedness, as the case may be. Any default under our credit facilities, or our other existing or future indebtedness, as well as any of the above-listed factors, could have a material adverse effect on our business, operating results, liquidity and financial condition.

Despite our substantial indebtedness, we may still be able to incur more debt. This could intensify the risks associated with this indebtedness.
The terms of our credit facilities contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these exceptions could be substantial. Accordingly, we could incur significant additional indebtedness in the future. The more we become leveraged, the more we become exposed to the risks described above under “Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our financial obligations.”
Floating rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase.
Borrowings under our senior secured credit facility are subject to floating rates of interest over an interest rate floor of 1.5%. If interest rates increase over the floor, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would correspondingly decrease. As of April 12, 2012, we increased the size of the term loan by $100.0 million. The incremental term loan bears interest at LIBOR (subject to a floor of 1.50%) plus a margin of 5.25%. As part of the refinancing, the interest rate on the existing term loan was amended to match the interest rate of the incremental term loan. The interest rate on the existing revolving credit facility was also amended to LIBOR plus a margin of 4.50%. There is no longer a LIBOR floor on the revolving credit facility. As of December 31, 2013, we had 10 skilled nursing facilities securing a $62.0 million mortgage loan and a $5.0 million asset based revolving credit facility with MidCap Financial. Both loans have an interest rate of LIBOR plus a margin of 5.95% with a LIBOR floor of 0.75%.
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
As of December 31, 2013, approximately 585 of our 15,050 active employees were represented by unions and covered by collective bargaining agreements. In addition, certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. We cannot predict the effect that continued union representation or future organizational activities will have on our business or future operations. There can be no assurance that we will not experience a material work stoppage in the future.
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
We depend on several information technology systems for the efficient functioning of our business. The software programs supporting these systems are licensed to us by independent software developers. Our inability or the inability of these developers, to continue to maintain and upgrade these information systems and software programs could disrupt or reduce the efficiency of our operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Furthermore, while we budget for changes and upgrades to our information technology systems that we anticipate needing over time, it is possible that we may underestimate the actual costs of those changes and upgrades. Failure to make necessary changes and upgrades due to financial or other concerns could negatively impact the effectiveness of our information technology systems, as well as our operations and financial performance.
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
Our Class A common stock has one vote per share, while our Class B common stock has ten votes per share, on all matters voted on by our stockholders. As of December 31, 2013, Onex Corporation, its affiliates and certain of our directors and members of our senior management who are party to a voting agreement with an affiliate of Onex Corporation, owned shares of common stock representing over 75.0% of the combined voting power of our outstanding common stock. Accordingly, Onex Corporation generally has the power to control the outcome of matters on which stockholders are entitled to vote. Such matters include the election and removal of directors, the adoption or amendment of our certificate of incorporation and bylaws, possible mergers, corporate control contests and significant transactions. Through its control of elections to our board of directors, Onex Corporation may also have the ability to appoint or replace our senior management and cause us to issue additional shares of our common stock or repurchase common stock, declare dividends or take other actions. Onex Corporation may make decisions regarding our company and business that are opposed to our other stockholders’ interests or with which they disagree. Onex Corporation may also delay or prevent a change of control of us, even if the change of control would benefit our other stockholders, which could deprive our other stockholders of the opportunity to receive a premium for their Class A common stock. The significant concentration of stock ownership and voting power may also adversely affect the trading price of our Class A common stock due to investors’ perception that conflicts of interest may exist or arise. To the extent that the interests of our public stockholders are harmed by the actions of Onex Corporation, the price of our Class A common stock may be harmed.
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
As of December 31, 2013, our 94 long-term care facilities consisted of 72 of which were owned, 22 of which were leased, and five which were owned but have been leased to an unaffiliated third party operator. As of December 31, 2013, our operated facilities had a total of 10,179 licensed beds.

The following table provides information by state as of December 31, 2013 regarding the skilled nursing and assisted living facilities that we owned and leased.

	Owned Facilities		Leased Facilities		Total Facilities
	Number	Licensed Beds	Number	Licensed Beds	Number	Licensed Beds
California	12	1,384	12	1,545	24	2,929
Kansas	26	1,439	—	—	26	1,439
Texas	21	3,055	—	—	21	3,055
Nevada	2	134	1	190	3	324
Missouri	7	1,011	—	—	7	1,011
New Mexico	2	208	8	968	10	1,176
Iowa	2	164	—	—	2	164
Nebraska	—	—	1	81	1	81
Total	72	7,395	22	2,784	94	10,179
Skilled nursing	51	6,349	21	2,618	72	8,967
Assisted living	21	1,046	1	166	22	1,212
Skilled nursing facilities leased to unaffiliated third party operator	5	—	—	—	5	—
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

Market Information
The following table sets forth, for the indicated quarterly periods, the high and low sale prices of our Class A common stock as reported by the New York Stock Exchange:

Year Ended December 31, 2013	High ($)	Low ($)
First quarter	6.90	4.99
Second quarter	7.51	5.96
Third quarter	6.81	4.10
Fourth quarter	5.25	4.19
Year Ended December 31, 2012	High ($)	Low ($)
First quarter	7.99	5.08
Second quarter	8.41	5.13
Third quarter	7.07	4.97
Fourth quarter	8.01	5.97
On February 7, 2014, the closing sales price of our Class A common stock on the New York Stock Exchange was $4.35 per share. On that date, there were 7 holders of record of our Class A common stock and 15 holders of record of our Class B common stock.
Dividend Payment
We did not declare or pay cash dividends in either 2013 or 2012 on our Class A common stock or Class B common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general purposes, including to service or repay our debt and to fund the operation and expansion of our business.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below sets forth information with respect to purchases of our Class A common stock made by us or on our behalf during the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2013	—	$—	n/a	n/a
November 1 - 30, 2013	386	$4.48	n/a	n/a
December 1 - 31, 2013	14,488	$4.81	n/a	n/a
Total:	14,874	$4.65	n/a	n/a

(1)
Reflects shares forfeited to us upon the vesting of restricted stock granted to participants in our 2007 Incentive Award Plan, to satisfy applicable tax withholding obligations with respect to such vesting. We did not have any publicly announced plans or programs to purchase our Class A common stock in the quarter ended December 31, 2013.

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
Additional information regarding our stock option plans and plan activity for fiscal year 2013, 2012 and 2011 is provided in the notes to our consolidated financial statements in this annual report, see Note 12, "Stock-Based Compensation."
The equity compensation plan information set forth in Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this report contains information concerning securities authorized for issuance under our equity compensation plans.
Stock Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our Class A common stock since December 31, 2008, to two indices: the S&P 500 and the Morningstar Long-Term Care Index. The graph assumes an initial investment of $100 on December 31, 2008, assuming reinvestment of dividends, if any. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our Class A common stock. The following graph and related information shall not be deemed "soliciting material" or deemed to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any SEC filing unless we specifically incorporate it by reference into the particular filing.
COMPARISON OF CUMULATIVE TOTAL RETURN ON INVESTMENT
Assuming $100 Investment on December 31, 2008

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Skilled Healthcare Group, Inc.	$100.00	$88.27	$106.40	$64.69	$75.47	$56.99
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Morningstar LTC Index	100.00	161.66	192.67	155.58	209.90	275.83

Item 6.	Selected Financial Data
We derived the selected historical consolidated financial data below for each of the years ended December 31, 2013, 2012, and 2011, and as of December 31, 2013 and 2012, from our audited consolidated financial statements included elsewhere in this report. We derived the selected historical consolidated financial data for the years ended December 31, 2010 and 2009 and as of December 31, 2011, 2010 and 2009 from our consolidated financial statements not included in this report. Historical results are not necessarily indicative of future performance.
Our selected historical consolidated statements of operations have been recast to reflect our disposal of two skilled nursing facilities on December 1, 2013, as discontinued operations for the years ended December 31, 2013, 2012, and 2011, and the disposal of Ventura, California hospice business, which we closed in September 2009, as discontinued operations for the year ended December 31, 2009. Please refer to the information set forth below in conjunction with other sections of this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated historical financial statements and related notes included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statement of Operations Data
Revenue	$842,272	$857,899	$851,875	$818,962	$754,913
Expenses	816,747	783,154	1,016,383	780,621	842,048
Total other (expenses) income, net	(34,614)	(39,458)	(36,854)	(38,186)	(28,966)
(Loss) income from continuing operations before (benefit) provision for income taxes	(9,089)	35,287	(201,362)	155	(116,101)
(Benefit) provision for income taxes	(2,905)	12,896	2,892	1,995	17,410
(Loss) income from continuing operations	(6,184)	22,391	(204,254)	(1,840)	(133,511)
(Loss) income from discontinued operations, net of tax	(4,300)	(794)	211	—	(390)
Net (loss) income	$(10,484)	$21,597	$(204,043)	$(1,840)	$(133,901)
(Loss) earnings Per Share Data:
(Loss) earnings per common share from continuing operations, basic	$(0.17)	$0.60	$(5.50)	$(0.05)	$(3.62)
(Loss) earnings per common share from discontinued operations, basic	(0.11)	(0.02)	0.01	—	(0.01)
(Loss) earnings per common share, basic	$(0.28)	$0.58	$(5.49)	$(0.05)	$(3.63)
(Loss) earnings per common share from continuing operations, diluted	$(0.17)	$0.60	$(5.50)	$(0.05)	$(3.62)
(Loss) earnings per common share from discontinued operations, diluted	(0.11)	(0.02)	0.01	—	(0.01)
(Loss) earnings per common share, diluted	$(0.28)	$0.58	$(5.49)	$(0.05)	$(3.63)
Weighted-average common shares outstanding, basic	37,533	37,389	37,145	36,988	36,914
Weighted-average common shares outstanding, diluted	37,533	37,589	37,145	36,988	36,914
Other Financial Data
Capital expenditures (excluding acquisitions)	$(13,436)	$(19,522)	$(16,298)	$(27,736)	$(41,155)
Net cash provided by operating activities	47,921	42,676	99,380	35,391	75,021
Net cash used in investing activities	(493)	(19,525)	(39,917)	(76,405)	(46,168)
Net cash (used in) provided by financing activities	(45,254)	(37,165)	(47,638)	41,678	(27,762)
EBITDA(1)	44,305	95,382	(139,268)	61,276	(61,316)
EBITDA margin(1)	5.3%	11.1%	(16.3)%	7.5%	(8.1)%
Adjusted EBITDA(1)	69,493	101,119	128,822	120,248	109,735
Adjusted EBITDA margin(1)	8.3%	11.8%	15.1%	14.7%	14.5%
EBITDAR(2)	63,133	113,323	(121,425)	80,314	(43,179)
EBITDAR margin(2)	7.5%	13.2%	(14.3)%	9.8%	(5.7)%
Adjusted EBITDAR(2)	88,321	119,060	146,665	139,286	127,872
Adjusted EBITDAR margin(2)	10.5%	13.9%	17.2%	17.0%	16.9%

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$4,177	$2,003	$16,017	$4,192	$3,527
Working capital	44,629	34,522	41,336	49,946	42,564
Property and equipment and leased facility assets, net	351,238	380,658	386,294	387,322	373,211
Total assets	643,416	682,636	697,199	945,998	857,471
Long-term debt (including current portion and the revolving credit facility)	419,125	448,967	475,483	519,963	458,679
Total stockholders’ equity	92,232	99,831	73,596	274,740	273,380
________________
Notes

(1)
We define EBITDA as net (loss) income before depreciation, amortization and interest expense (net of interest income) and the provision for income taxes. EBTDA margin is EBITDA as a percentage of revenue. Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the periods presented in this report includes gains or losses on debt retirement costs, impairment charges, litigation settlement costs, the loss on disposal of property and equipment, expenses related to the exploration of strategic alternatives, and exit costs related to the disposition of certain of our operations in Northern California (each to the extent applicable in the appropriate period.)

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

The following table provides a reconciliation of our net (loss) income, which is the most directly comparable financial measure presented in accordance with U.S. GAAP for the periods indicated, to EBITDA, EBITDAR, Adjusted EBITDAR and Adjusted EBITDA:

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net (loss) income	$(10,484)	$21,597	$(204,043)	$(1,840)	$(133,901)
(Benefit) provision for income taxes	(2,905)	12,896	2,892	1,995	17,410
Depreciation and amortization	23,771	23,641	23,602	25,047	23,308
Interest expense, net of interest income	33,923	37,248	38,281	36,074	31,867
EBITDA	44,305	95,382	(139,268)	61,276	(61,316)
Rent cost of revenue	18,828	17,941	17,843	19,038	18,137
EBITDAR	63,133	113,323	(121,425)	80,314	(43,179)
EBITDA	44,305	95,382	(139,268)	61,276	(61,316)
Discontinued operations, net of tax (a)	4,300	794	(211)	—	390
Loss (gain) on sale of assets (b)	—	—	290	(2,243)	61
Impairment of long-lived assets (c)	19,000	—	270,478	—	170,600
Litigation settlement costs,(net of recoveries) (d)	—	—	(4,488)	53,505	—
Debt retirement cost (e)	2,828	4,126	—	7,010	—
Acquisition and due diligence costs (f)	—	—	—	700	—
Expenses related to the exploration of strategic alternatives (g)	—	—	716	—	—
Exit costs related to Northern California divestiture (h)	—	—	820	—	—
Recovery of expenses related to the divestiture of Westside Campus of Care facility (i)	—	—	(265)	—	—
Change in fair value of contingent consideration (j)	(3,702)	817	750	—
Organization restructure costs (k)	2,343	—	—	—
Closure of California home health agency (l)	419	—	—	—
Adjusted EBITDA	69,493	101,119	128,822	120,248	109,735
Rent cost of revenue	18,828	17,941	17,843	19,038	18,137
Adjusted EBITDAR	$88,321	$119,060	$146,665	$139,286	$127,872
________________
Notes

(a)
In 2009, we closed our hospice operations located in Ventura, California. In 2013, we disposed of two skilled nursing facilities, one owned facility in Texas and one leased facility in California. The results of these transactions have been classified as discontinued operations.

(b)	While unusual and non-recurring gains or losses on sales of assets are required under U.S. GAAP, these amounts are not reflective of income and losses of the Company's underlying business.

(c)
During the third quarter of 2013, we recorded a goodwill impairment charge of $19.0 million related to our home health reporting unit. The proposed reimbursement reductions by the Centers for Medicare & Medicaid Services ("CMS") going into effect on January 1, 2014 combined with the recent operational under-performance of the home health care business unit were identified as factors for the impairment. During the third quarter of 2011, we recorded goodwill impairment charges of $243.2 million related to our long-term care reporting unit, $24.3 million for the therapy services reporting unit and a $3.0 million impairment charge within the therapy services reporting unit related to the Hallmark Rehabilitation business's trade name. The impairment charges of long-lived assets are the result of the July 29, 2011 announcement by CMS regarding the Medicare rate reductions and program changes that went into effect October 1, 2011. During the fourth quarter of 2009, we recorded a goodwill impairment charge of $170.6 million with respect to our long-term care reporting unit. The impairment charge was the result of the downturn in the expected future growth rates for governmental payors (based on patient mix and announced Medicare and Medicaid reimbursement reductions), and their effect on expected future cash flows. The impairment charges of long-lived assets are a non-cash accounting adjustment to our financial statements that does not affect our cash flows or our liquidity position.

(d)
In 2011, we recorded $4.5 million of insurance recoveries related to the litigation settlement expense of $53.5 million recorded during the third quarter of 2010. The $53.5 million was comprised of a $50.0 million cash settlement related to the Humboldt County Action described in "Note 13, Commitments and Contingencies-Litigation," and $3.0 million of related legal expenses, and $0.5 million in costs related to a securities class action related to our initial public offering (which was settled in September 2010).

(e)
For the year ended December 31, 2013, we recorded debt modification/retirement costs of $2.8 million. Of the $2.8 million expensed for debt modification, $1.1 million related to the June 2013 credit facility amendment. The remaining $1.7 million was related to deferred financing fees expensed on the extinguishment of term debt that was refinanced with HUD insured loans as well as the term debt that was refinanced with MidCap Financial. In the second quarter of 2012, we refinanced our senior subordinated notes (the "2014 Notes") and recorded debt retirement cost of $4.1 million. During the second quarter of 2010, we recorded debt retirement cost of $7.0 million in conjunction with the refinancing of our senior secured credit facility due to the expensing of deferred financing fees of $6.6 million and $0.4 million of interest rate swap termination costs as the swaps were incompatible with the refinanced credit facility.

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

(j)
In 2013, a benefit of $3.7 million was recorded for the change in fair value of contingent consideration related to the 2010 hospice and home health acquisition due to reductions in forecasted EBITDA, which reduced the likelihood of the businesses achieving their EBITDA target necessary for the earn-out to be paid in future period.

(k)	In 2013, we recorded $2.3 million in organization restructure costs.

(l)	In the third quarter of 2013 we recorded a $0.4 million intangible asset impairment charge related to the closure of our California home health agency.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Business Overview
We are a holding company with subsidiaries that operate skilled nursing facilities, assisted living facilities, hospices, home health providers and a rehabilitation therapy business. These subsidiaries focus on providing high-quality care to our patients. We have an administrative service company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services. We also have one such service agreement with an unrelated facility operator. Our subsidiaries that operate skilled nursing facilities have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of December 31, 2013, we operated 72 skilled nursing and 22 assisted living owned or leased facilities, together comprising 10,179 licensed beds. We also lease five skilled nursing facilities in California to an unaffiliated third party operator. Our skilled nursing and assisted living facilities, approximately 78% of which we own, are located in California, Texas, Iowa, Kansas, Missouri, Nebraska, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. For the twelve months ended December 31, 2013, we generated approximately 72% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, hospice care and home health services, and lease of five skilled nursing facilities to an unaffiliated third party operator.
Our revenue was $842.3 million and $857.9 million for the years ended December 31, 2013 and 2012, respectively. We focus on acquiring existing facilities and businesses, developing new facilities and businesses, and improving our occupancy (census) rate and our skilled mix, which is the number of Medicare and managed care patient days at our skilled nursing facilities divided by the total number of patient days at our skilled nursing facilities for any given period. Medicare and managed care payors typically provide higher reimbursement than other payors because patients in these programs typically require a greater level of care and service.
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
In September 2013, we ceased operations at our home health agency in California.
On December 1, 2013, a wholly owned subsidiary of our business, the Dallas Center of Rehabilitation, LLC ("DCR"), was sold to an unaffiliated third party. In addition, we transferred the operations of a leased facility, Sycamore Rehabilitation, to the same third party.
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

	Year Ended December 31,
	2013	2012	2011
Occupancy statistics (skilled nursing facilities):
Available beds in service at end of period	8,587	8,595	8,595
Available patient days	3,136,805	3,145,738	3,170,967
Actual patient days	2,578,563	2,611,025	2,634,581
Occupancy percentage	82.2%	83.0%	83.1%
Skilled mix	21.8%	22.0%	23.1%
Average daily number of patients	7,065	7,134	7,218

Hospice average daily census	1,262	1,397	1,269
Home health episodic-based admissions	8,432	8,341	5,239
Home health episodic-based recertifications	1,942	1,624	885

EBITDA(1) (in thousands)	$44,305	$95,382	$(139,268)
Adjusted EBITDA(1) (in thousands)	$69,493	$101,119	$128,822
EBITDAR(2) (in thousands)	$63,133	$113,323	$(121,425)
Adjusted EBITDAR(2) (in thousands)	$88,321	$119,060	$146,665
Revenue per patient day (skilled nursing facilities prior to intercompany eliminations)
LTC only Medicare (Part A)	$520	$513	$558
Medicare blended rate (Part A & B)	570	574	617
Managed care (Part A)	393	383	387
Managed care blended rate (Part A & B)	402	392	392
Medicaid	164	160	154
Private and other	172	172	173
Weighted-average	$237	$236	$246

Patient days by payor (skilled nursing facilities)
Medicare	308,516	339,557	391,825
Managed Care	252,092	233,981	214,627
Total skilled mix days	560,608	573,538	606,452
Private and other	414,020	421,146	428,649
Medicaid	1,603,935	1,616,341	1,599,480
Total days	2,578,563	2,611,025	2,634,581

Patient days as a percentage of total patient days (skilled nursing facilities)
Medicare	12.0%	13.0%	15.0%
Managed Care	9.8	9.0	8.1
Skilled mix	21.8	22.0	23.1
Private and other	16.1	16.1	16.2
Medicaid	62.1	61.9	60.7
Total	100.0%	100.0%	100.0%

Revenue from (total company):
Medicare	30.9%	33.6%	37.3%
Managed care, private pay, and other	37.5	36.0	33.6
Quality mix	68.4	69.6	70.9
Medicaid	31.6	30.4	29.1
Total	100.0%	100.0%	100.0%

	As of December 31,
	2013	2012	2011
Facilities:
Skilled nursing facilities:
Owned	51	52	52
Leased	21	22	22
Total skilled nursing facilities	72	74	74
Total licensed beds	8,967	9,181	9,183
Skilled nursing facilities leased to unaffiliated third party operator	5	5	5

Assisted living facilities:
Owned	21	21	21
Leased	1	1	2
Total assisted living facilities	22	22	23
Total licensed beds	1,212	1,228	1,312
Total facilities	99	101	102
Available beds in service (SNF only)	8,587	8,809	8,809
Percentage of owned facilities	77.8%	77.2%	76.5%
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

The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in thousands):

	Year Ended December 31,
	2013		2012		2011
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Percentage Change
							2013 vs. 2012	2012 vs. 2011
Long-term care services:
Skilled nursing facilities	$609,189	72.3%	$614,906	71.7%	$644,812	75.7%	(0.9)%	(4.6)%
Assisted living facilities	28,355	3.4	28,042	3.3	27,593	3.2	1.1	1.6
Administration of third party facilities	595	0.1	791	0.1	1,144	0.1	(24.8)	(30.9)
Leased facility revenue	3,122	0.3	3,060	0.3	2,239	0.3	2.0	36.7
Total long-term care services	641,261	76.1	646,799	75.4	675,788	79.3	(0.9)	(4.3)
Therapy services:
Third-party rehabilitation therapy services	102,169	12.1	104,403	12.2	92,765	10.9	(2.1)	12.5
Total therapy services	102,169	12.1	104,403	12.2	92,765	10.9	(2.1)	12.5
Hospice & home health services:
Hospice	71,268	8.5	80,306	9.3	65,509	7.7	(11.3)	22.6
Home health	27,574	3.3	26,391	3.1	17,813	2.1	4.5	48.2
Total hospice & home health services	98,842	11.8	106,697	12.4	83,322	9.8	(7.4)	28.1
Total	$842,272	100.0%	$857,899	100.0%	$851,875	100.0%	(1.8)%	0.7%

Sources of Revenue
The following table sets forth revenue consolidated by state in dollars and as a percentage of total revenue for the periods presented (dollars in thousands):

	Year Ended December 31,
	2013		2012		2011
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$343,948	40.8%	$342,398	39.9%	$347,084	40.7%
Texas	164,369	19.5	172,215	20.1	176,675	20.7
New Mexico	98,901	11.7	99,439	11.6	92,569	10.9
Kansas	60,848	7.2	61,662	7.2	67,132	7.9
Nevada	59,410	7.1	62,916	7.3	59,609	7.0
Missouri	58,644	7.0	59,743	7.0	60,738	7.1
Montana	14,220	1.7	15,665	1.8	13,060	1.5
Arizona	14,053	1.7	14,618	1.7	12,086	1.4
Idaho	10,603	1.3	10,300	1.2	9,420	1.1
Iowa	9,556	1.1	10,598	1.2	11,030	1.3
Nebraska	6,246	0.7	4,721	0.6	2,470	0.3
Other	1,474	0.2	3,624	0.4	2	—
Total	$842,272	100.0%	$857,899	100.0%	$851,875	100.0%

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
Skilled mix decreased to 21.9% in 2013 from 22.1% in 2012. We continued to experience a decrease in Medicare patient days partially offset by an increase in our managed care patient days in 2013 as more seniors elected managed Medicare. Our managed care patient per day (PPD) rates are lower than our Medicare PPD rates and our managed care patients historically have had a shorter length of stay than our Medicare patients.
Assisted Living Facilities. Within our assisted living facilities, which are mostly in Kansas, we generate our revenue primarily from private pay sources, with a small portion earned from Medicaid or other state-specific programs.
Leased Facility Revenue. We lease five skilled nursing facilities in California to an unaffiliated third party operator. For additional information on the lease arrangement, see Note 9, "Property and Equipment."
Therapy Services Segment
As of December 31, 2013, we provided rehabilitation therapy services to a total of 174 healthcare facilities, including 62 of our facilities, as compared to 195 facilities, including 64 of our facilities, as of December 31, 2012. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. The net decrease of 21 facilities serviced was comprised of 13 new facilities serviced, net of 34 cancellations. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party skilled nursing facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered. As of December 31, 2013, we provided rehabilitation therapy services to facilities in California, Nevada, New Mexico, Texas, Missouri, Nebraska, Iowa, and Indiana.
Hospice and Home Health Services Segment
Hospice. As of December 31, 2013, we provided hospice care in Arizona, California, Idaho, Montana, Nevada and New Mexico. We derive substantially all of the revenue from our hospice business from Medicare and managed care reimbursement.
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
We are subject to two limitations on Medicare payments for hospice services. First, if inpatient days of care provided to patients at a hospice exceed 20% of the total days of hospice care provided for an annual period beginning on November 1st, then payment for days in excess of this limit are paid for at the routine home care rate. None of our hospice programs exceeded the payment limits on inpatient services for 2009 through 2013.

Second, overall payments made by Medicare to us on a per hospice program basis are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The Medicare revenue paid to a hospice program from November 1 to October 31 may not exceed the annual aggregate cap amount. Up to the 2011 fiscal cap year, which began on November 1, 2010, this annual aggregate cap amount is calculated by multiplying the number of first time Medicare hospice beneficiaries during the year by the Medicare per beneficiary cap amount, resulting in that hospice’s aggregate cap, which is the allowable amount of total Medicare payments that hospice can receive for that cap year. This method is known as the streamlined method. Beginning with the 2011 fiscal cap year, unless an agency elected to stay with the streamlined method, the hospice cap amount is calculated under the proportional method, which spreads the hospice patient's cap allowance over the period for which the patient is under hospice care. For a hospice agency to estimate its cap exposure under the proportional method, the agency must estimate how long patients will stay on service. If a hospice exceeds its aggregate cap, then the hospice must repay the excess back to Medicare. The Medicare cap amount is reduced proportionately for patients who transferred in and out of our hospice services. The Medicare cap amount is adjusted annually for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. In 2013, 2012, and 2011 we estimated and recorded a cap reserve of $5.6 million, $4.1 million, and $2.1 million respectively. See Item 1A of this report, “Risk Factors—We are subject to a Medicare cap amount for our hospice business. Our net patient service revenue and profitability could be adversely affected by limitations on Medicare payments.”
Home Health. We provided home health care in Arizona, Idaho, Montana, Nevada, and New Mexico as of December 31, 2013. We derive the majority of the revenue from our home health business from Medicare. The payment is adjusted for the health condition and care needs of the beneficiary. The payment is also adjusted for the geographic differences in wages for home health agencies across the country. The adjustment for the health condition, or clinical characteristics, and service needs of the beneficiary is referred to as the case-mix adjustment. The home health PPS will provide home health agencies with payments for each 60-day episode of care for each beneficiary. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs.
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

	Year Ended December 31,
	2013					2012					2011
	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue %	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue %	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue %
Medicare	$175,705	$—	$84,426	$260,131	30.9%	$194,911	$—	$93,007	$287,918	33.6%	$241,568	$—	$75,975	$317,543	37.3%
Medicaid	263,251	—	3,199	266,450	31.6	258,424	—	2,448	260,872	30.4	246,885	—	1,209	248,094	29.1
Subtotal Medicare and Medicaid	438,956	—	87,625	526,581	62.5	453,335	—	95,455	548,790	64.0	488,453	—	77,184	565,637	66.4
Managed Care	101,331	—	5,784	107,115	12.7	91,718	—	4,874	96,592	11.3	84,209	—	1,938	86,147	10.1
Private pay and other	100,974	102,169	5,433	208,576	24.8	101,747	104,403	6,367	212,517	24.7	103,126	92,765	4,200	200,091	23.5
Total	$641,261	$102,169	$98,842	$842,272	100.0%	$646,800	$104,403	$106,696	$857,899	100.0%	$675,788	$92,765	$83,322	$851,875	100.0%

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

Critical Accounting Policies and Estimates
The preparation of our financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we reevaluate our judgments and estimates, including those related to revenue, doubtful accounts, self-insurance liabilities, income taxes and loss contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these policies.
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

Allowance for doubtful accounts
We maintain allowances for doubtful accounts related to estimated losses resulting from nonpayment of patient accounts receivable and third-party billings and notes receivable from customers. In evaluating the collectability of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection trends, the composition of patient accounts by payor, the status of ongoing disputes with third-party payors, underlying guarantees, and general industry conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our receivables from Medicare and Medicaid payor programs represent our only significant concentration of credit risk. We do not believe there to be significant credit risks associated with these governmental programs. If, at December 31, 2013, we were to recognize an increase of 10% in our allowance for doubtful accounts, our total current assets would decrease by $1.7 million, or 1.2%. There would also be a corresponding increase in operating expense.
Patient liability risks
Our professional liability and general liability reserve includes amounts for patient care related claims and incurred but not reported claims. Professional liability and general liability costs for healthcare services in many states continue to be expensive and difficult to estimate, although many states have implemented tort reform that has stabilized the costs. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, along with an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected number and cost of claims incurred but not reported and the expected costs to settle unpaid claims. Although we believe that our reserves are adequate, it is possible that this liability will require a material adjustment in the future. For example, an adverse professional liability judgment partially contributed to our predecessor's bankruptcy filing under Chapter 11 of the United States Bankruptcy Code in October 2001. If, at December 31, 2013, we were to recognize an increase of 10% in the reserve for professional liability and general liability, our total liabilities would be increased by $2.1 million, or 0.4%. There would also be a corresponding increase in operating expense. We record our professional and general liability reserves on an undiscounted basis.
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
Goodwill and Other Long-Lived Assets
Goodwill is accounted for under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. In accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other, goodwill is subject to periodic testing for impairment. Goodwill of a reporting unit is tested for impairment on an annual basis, or, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount, between annual testing. We have selected October 1 as the date to test goodwill for impairment on an annual basis. As a result of the home health reimbursement reductions by CMS that are effective January 1, 2014, an interim goodwill impairment analysis was conducted as of September 30, 2013.
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
The discounted cash flow and market approach methodologies utilized in estimating the fair value of our reporting units for purposes of goodwill impairment testing requires various judgmental assumptions about revenues, EBITDA and operating margins, growth rates, and working capital requirements. In determining those judgmental assumptions, we make a number of judgments regarding a variety of data, including-for each reporting unit, the annual budget for the upcoming year when available, the longer-term business plan, economic projections, anticipated future cash flows, market data, and historical cash flow growth rates.
Therapy Unit Testing
Below are the key assumptions used to estimate the fair value for our therapy reporting unit at the time of our September 30, 2013 goodwill impairment test using the income approach:
• 2.0% long-term growth rate; and
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
Hospice Unit Testing
Below are the key assumptions used to estimate the fair value for our hospice reporting unit at the time of our September 30, 2013 goodwill impairment test using the income approach:
• 2.0% long-term growth rate; and
• a 11.5% discount rate
We selected a long term growth rate of 2.0% for the discounted cash flow analysis conducted as part of the impairment analysis as the 2.0% long-term growth rate is our expected long-term growth rate from a combination of growth in rate increases as well as census increases. This growth rate was also assumed to be 2.0% in the prior year analysis.
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
Upon completion of step two, we recorded a goodwill impairment charge of $16.5 million, leaving $5.7 of goodwill at our home health care reporting unit
As of December 31, 2013, goodwill in the amount of $69.1 million was recorded on our consolidated balance sheet, of which $9.7 million related to the rehabilitation therapy unit, $53.7 million related to the hospice reporting unit and $5.7 million related to the home health reporting unit.

Income Taxes
Income taxes are accounted for under FASB ASC Topic 740, "Income Taxes." FASB ASC Topic 740 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition rules. As of December 31, 2013 and 2012, our accrual for unrecognized tax benefits including applicable interest and penalties was negligible. As prescribed by FASB ASC Topic 740, only the amounts reasonably expected to be paid within 12 months are recorded in taxes payable, while remaining amounts after 12 months are recorded in other non-current taxes payable.
Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. While we believe that our tax return positions are supportable, there are certain positions that may not be sustained upon review by tax authorities. Although we believe that adequate accruals have been made for such positions, the final resolution of those matters may differ materially from the amounts provided for in our historical income tax provisions and accruals.
We are subject to taxation in the United States and in various state jurisdictions. Our tax years 2010 and forward are subject to examination by the United States Internal Revenue Service. Our tax years 2009 and forward are subject to examination by our material state jurisdictions. The Internal Revenue Service completed a limited scope examination of our 2007 through 2009 tax years and the results of the examination were negligible.
We use the liability method of accounting for income taxes as set forth in FASB ASC Topic 740. We determine deferred tax assets and liabilities at the balance sheet date based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income.
Our temporary differences are primarily attributable to purchase adjustments related to intangible assets, depreciation, allowances for doubtful accounts, and accruals for professional and general liability expenses and workers' compensation, which are not deductible for tax purposes until paid.
We assess the likelihood that our deferred tax assets will be recovered from future taxable income and available carryback potential and unless we believe that recovery is more likely than not, we establish a valuation allowance to reduce the deferred tax assets to the amounts expected to be realized. We make our judgments regarding deferred tax assets and the associated valuation allowance, based on among other things, expected future reversals of taxable temporary differences, available carryback potential, tax planning strategies and forecasts of future income. We periodically review for the requirement of a valuation allowance as necessary. As of December 31, 2013, we were in a three-year cumulative pre-tax loss position, which is considered significant negative evidence under FASB ASC Topic 740. The cumulative pretax loss was attributable the 2011 goodwill impairment charge which was primarily non-deductible for income tax purposes and did not affect taxable income. Although the Company has a history of generating taxable earnings, we expect to generate a taxable loss in 2013. The expected federal taxable loss can be carried back to offset taxable income previously reported in a prior year. Further, as the deferred tax assets are expected to reverse in subsequent years, any deferred tax asset could be partially utilized to carry back against prior year income or to offset future taxable income caused by expected reversals of deferred tax liabilities. This significant positive evidence overcomes the presumption of a need for a valuation allowance. At December 31, 2013, we retained a valuation allowance for our state loss and credit carryforwards of $3.0 million as a result of certain restrictions regarding their utilization.
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

Results of Operations
The following table sets forth details of our revenue, expenses and (loss) earnings as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Revenue	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	86.9	83.5	80.1
Rent cost of revenue	2.2	2.1	2.1
General and administrative	3.2	2.8	3.0
Litigation settlement costs, (net of recoveries)	—	—	(0.5)
Depreciation and amortization	2.8	2.8	2.8
Change in fair value of contingent consideration	(0.4)	0.1	0.1
Goodwill impairment charge	2.3	—	31.8
Loss on disposal of assets	—	—	—
	97.0	91.3	119.4
Other (expenses) income:
Interest expense	(4.1)	(4.4)	(4.6)
Interest income	—	0.1	0.1
Equity in earnings of joint venture	0.3	0.2	0.2
Other (expense) income	—	—	(0.1)
Debt modification/retirement costs	(0.3)	(0.5)	—
Total other (expenses) income, net	(4.1)	(4.6)	(4.3)
(Loss) income from continuing operations, before (benefit) provision for income taxes	(1.1)	4.1	(23.7)
(Benefit) provision for income taxes	(0.4)	1.5	0.3
(Loss) income from continuing operations	(0.7)	2.6	(24.0)
(Loss) income from discontinued operations, net of tax	(0.5)	(0.1)	—
Net (loss) income	(1.2)%	2.5%	(24.0)%
EBITDA(1)	5.3%	11.1%	(16.3)%
Adjusted EBITDA(1)	8.3%	11.8%	15.1%
EBITDAR(2)	7.5%	13.2%	(14.3)%
Adjusted EBITDAR(2)	10.5%	13.9%	17.2%
 ________________

(1)
See footnote 1 to Item 6 of this report, "Selected Financial Data" for a calculation of EBITDA and Adjusted EBITDA and for a description of our uses of, and the limitations associated with, EBITDA and Adjusted EBITDA, as well as an accompanying reconciliation of EBITDA and Adjusted EBITDA to net (loss) income.

(2)
See footnote 2 to Item 6 of this report, "Selected Financial Data" for a calculation of EBITDAR and Adjusted EBITDAR and for a description of our uses of, and the limitations associated with, EBITDAR and Adjusted EBITDAR, as well as an accompanying reconciliation of EBITDA and Adjusted EBITDA to net (loss) income.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenue. Revenue decreased $15.6 million, or 1.8%, to $842.3 million in 2013 from $857.9 million in 2012.

Long Term Care Service

	Year Ended December 31,
	2013		2012		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$609.2	72.3%	$614.9	71.7%	$(5.7)	(0.9)%
Assisted living facilities	28.4	3.4	28.0	3.3	0.4	1.4
Administration of third party facilities	0.6	0.1	0.8	0.1	(0.2)	(25.0)
Leased facility revenue	3.1	0.3	3.1	0.3	—	—
Total long-term care services	$641.3	76.1%	$646.8	75.4%	$(5.5)	(0.9)%

Skilled nursing facilities revenue decreased by $5.7 million in 2013 as compared to 2012. Revenue decreased by $5.9 million for skilled nursing facilities operated for all of 2012 and 2013. The decrease of $7.7 million was partially due to one less day in 2013 as compared to 2012 and a decrease in patient days, offset in part by increased revenue of $1.8 million due to an overall increase in rates. The majority of the decreased volume was in Medicare days, which was partially offset by an increase in Managed Medicare (Medicare Advantage) as more seniors elect Medicare Advantage. We also experienced a decrease in Medicaid days. In addition to the foregoing, a significant contributing factor to the decrease in overall census and the revenue decline stemmed from one facility in New Mexico that experienced a significant Medicare and Medicaid census decline in 2013 as compared to the prior year period. Finally, we disposed of two skilled nursing facilities in 2013. The combined revenue for these two facilities was $13.7 million in 2013 as compared to $14.7 million in 2012.
The increase of $0.4 million at our assisted living facilities in the year ended December 31, 2013 as compared to the year ended December 31, 2012 was due to an increase in the private PPD rate of 1.3% from $94.74 to $95.94.
The decrease of $0.2 million in the administration of third party facilities revenue is due to a reduction in the performance of the third party facilities.
Therapy Services

	Year Ended December 31,
	2013		2012		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$159.1	18.9%	$166.3	19.4%	$(7.2)	(4.3)%
Intersegment eliminations of services related to affiliated entities	(57.0)	(6.8)	(61.9)	(7.2)	4.9	(7.9)
Total therapy services	$102.2	12.1%	$104.4	12.2%	$(2.2)	(2.1)%
Third party rehabilitation therapy services revenue decreased $2.2 million in 2013 compared to 2012. Revenue decreased $0.1 million for facilities serviced for all of 2013 and 2012. In addition, we had a decrease in revenue of $1.2 million in as a result of a net reduction of 21 third party service locations. This large reduction in our third party contracts was focused on the non-profitable contracts. The Medicare Part B Manual Medical Review process went into effect on October 1, 2012 and requires pre-payment review for all patients exceeding a $3,700 annual threshold. This has negatively impacted the therapy business and will continue to have a negative impact in 2014. The MPPR for outpatient therapy included in the American Taxpayer Relief Act of 2012 went into effect April 1, 2013 and has also had a negative impact of $0.9 million on our therapy business in 2013. For 2014, we expect this will be partially offset by Medicare Part B rate increases effective January 1, 2014.

Hospice and Home Health Services

	Year Ended December 31,
	2013		2012		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$71.3	8.5%	$80.3	9.3%	$(9.0)	(11.3)%
Home Health	27.6	3.3	26.4	3.1	1.2	4.5
Total hospice & home health services	$98.8	11.8%	$106.7	12.4%	$(7.9)	(7.4)%
The $9.0 million decrease in hospice revenue for 2013 as compared to 2012 was due to a decrease in average daily census ("ADC") of 212 patients, leading to a decrease in revenue of $7.9 million, and a $1.1 million average rate decrease, which was mostly the result of larger hospice cap reserves recorded in 2013 as compared to 2012. For 2013 and 2012, we recorded hospice Medicare cap adjustments of $5.6 million and $4.1 million, respectively, as adjustments to revenue, which negatively affected the weighted average PPD rates for both periods and accounted for the remaining decrease in revenue. Of the $5.6 million hospice cap reserves recorded in 2013, $2.5 million was related to the 2013 cap year, $2.9 million was related to the 2012 cap year and $0.2 million was related to the 2011 cap year. Of the $4.1 million in cap adjustment recorded in 2012, $2.3 million was related to the 2012 cap year and $1.8 million was related to the 2011 cap year.

Of the $1.2 million increase in our home health revenue in 2013 as compared to 2012, $0.5 million was from home health agencies operated for all of both periods, and $0.7 million resulted from an increase in episodes offset by a $0.2 million decrease in rate per episode. The remaining $0.7 million increase in home health revenue was due to acquisitions.
Cost of Services Expenses.
Our cost of services expenses increased by $34.0 million, or 5.0%, to $716.5 million, or 83.5% of revenue, in 2013, from $682.5 million, or 80.1% of revenue, in 2012. The increase in cost of services as a percentage of revenue is primarily due to the impact of the Medicare rate cut and decrease in our skilled mix at our long-term care reporting unit as previously discussed.
Long Term Care Services

	Year Ended December 31,
	2013		2012		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$513.2	84.2%	$497.8	81.0%	$15.4	3.1%
Assisted living facilities	20.6	72.5	19.7	70.4	0.9	4.6
Operations support	19.9	n/a	21.5	n/a	(1.6)	(7.4)
Total long-term care services	$553.7	86.3%	$539.0	83.3%	$14.7	2.7%
Cost of services at our skilled nursing facilities increased by $15.4 million in 2013 compared to 2012. Of the $15.4 million, $7.5 million was related to an increase in self insured general and professional liability expense in 2013 as compared to 2012 due to a change in ultimate loss reserve primarily as a result of an increase in claim count from prior years and reduction in claims recoveries. There was a $5.3 million increase in labor and benefit costs for 2013 as compared to 2012. This was primarily due to increases in self insured medical of $1.5 million, increase in workers compensation expense of $3.6 million, increase in paid time off ("PTO") of $1.3 million, offset by $0.9 million decrease in salaries. Bad debt expense increased $5.6 million in 2013 as compared to the prior year period due to the payor mix shift and an increase in the aging of private co-pay receivables, as well as from the aging of Medicare Part B receivables related to the MMR’s. Taxes and licenses expense increased by $2.1 million in 2013 as compared to 2012 due to an increase in the California quality assurance ("QA") fees. These increases were offset by a decrease in rehab and ancillaries expense of $5.2 million due to the reduction in the number of Medicare Part B and Medicare Part A patients treated.

Cost of services expenses at our assisted living facilities increased $0.9 million of 2013 as compared to 2012 due to an increase of $1.1 million in our facilities that operated for the full twelve months in both periods attributable to an $0.7 million increase in labor costs resulting from increases in self insured medical and self insured workers compensation expense. In addition, there was a $0.1 million increase in professional liability reserves on existing claims in 2013 as compared to 2012, a $0.1 million increase in bad debt expense for 2013 as compared to the same period a year ago, and a $0.2 million increase in other expenses in 2013 as compared to 2012. These increases were offset by a $0.2 million decrease in expenses due to the closure of an assisted living facility in California in April, 2012.
Cost of services at our regional operations support decreased by $1.6 million in 2013 as compared to 2012. The primary reason for the decrease was a decrease in labor costs of $1.6 million due to the reduction of overhead positions in August 2013.
Therapy Services

	Year Ended December 31,
	2013			2012			Increase/(Decrease)
	Revenue Dollars (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Revenue Dollars (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$159.1	$148.2	93.1%	$166.3	$153.5	92.3%	$(5.3)	(3.5)%
Total therapy services	$159.1	$148.2	93.1%	$166.3	$153.5	92.3%	$(5.3)	(3.5)%
Rehabilitation therapy costs as a percentage of revenue increased by 0.8% primarily due to revenue rate reductions from the Medicare program. In August 2011 the Budget Control Act imposed a 2% across the board cut in Medicare payments to providers which was extended to the affiliate entities as of April 1, 2013. Additionally, on April 1, 2013 Medicare changed the Multiple Procedure Payment Reduction (MPPR) from 25% to 50% which was extended to the affiliate entities. The impact of these reductions on revenue was $1.1 million which cause the costs to increase as a percentage of revenue. Furthermore, a shift in payor mix to higher percentages of less profitable Managed Care patients and a reduction in Part B patients secondary to the impact of the Manual Medical Review Process caused further negative pressures on both revenue and cost.
Hospice and Home Health Services

	Year Ended December 31,
	2013		2012		Increase/(Decrease)
	Cost of Service Dollars	Revenue Percentage	Cost of Service Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$63.2	88.6%	$64.5	80.3%	$(1.3)	(2.0)%
Home Health	26.3	95.3	23.9	90.6	2.4	10.0
Total hospice & home health services	$89.5	90.6%	$88.4	82.8%	$1.1	1.2%
Cost of services expenses related to our hospice business decreased $1.3 million in 2013 as compared to 2012. This decrease resulted from a $2.9 million decrease in the operating costs at the facilities that operated for the full twelve month period in 2013 and 2012, partially offset by an increase in operating expenses of $1.6 million at the General Inpatient Care ("GIP") unit at our Las Vegas, Nevada hospice. GIP units require a higher level of patient care and result in increased PPD costs. In addition, salaries and wages increased on a PPD basis as the agencies did not reduce staffing levels commensurate with their decreased census.
Cost of services related to our home health business increased $2.4 million in 2013 as compared to 2012. The increase was primarily due to an increase of $1.4 million of additional expenses at our existing home health agencies, commensurate with the increase in episodes. Of the $1.4 million, salaries, contract, and benefits related expense increased by $1.1 million for these facilities. The remaining balance of $1.0 million in home health cost of services expense was due to acquisitions.
Rent Cost of Revenue. Rent cost of revenue increased by $0.9 million, or 4.9%, to $18.8 million, or 2.2% of revenue, in 2013 from $17.9 million, or 2.1% of revenue, in 2012. The increase was primarily related to a new lease that went into effect in the fourth quarter of 2012 at a California skilled nursing facility.

General and Administrative Services Expenses. Our general and administrative services expenses increased by $2.4 million, or 9.8%, to $26.6 million, or 3.2% of revenue, in 2013 from $24.2 million, or 2.8% of revenue, in 2012. The increase is primarily due to $2.0 million in severance costs related to the elimination of positions not related to patient care. There was also an increase of $0.3 million in consulting fees related to our CEO search, a $1.0 million increase in legal professional services used in 2013 as compared to 2012, and a $0.8 million increase in purchased services in 2013 as compared to 2012. These increases were partially offset by a $1.1 million reduction in stock compensation expense and $0.3 million less of incentive accruals in 2013, as compared to 2012.
Depreciation and Amortization. Depreciation and amortization remained consistent at $23.6 million in 2013 as compared to 2012.
Change in fair value of contingent consideration. The change in fair value of contingent consideration decreased by $4.5 million, to a benefit of $3.7 million, or 0.4% of revenue, in 2013 from an expense of $0.8 million, or 0.1% of revenue, in 2012. The decrease is related to the change in fair value of the contingent consideration related to the 2010 hospice and home health acquisition due to reductions in forecasted EBITDA, which reduces the likelihood of the businesses achieving their EBITDA target necessary for the earn-out to be paid in future periods.
Impairment of Long-Lived Assets. We recorded a goodwill impairment charge of $16.5 million and a $2.5 million impairment charge related to home health licenses in 2013. There was no comparable charge recorded in 2012. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Goodwill and Other Long-Lived Assets,” for a more detailed discussion of the impairment charges.
Interest Expense. Interest expense decreased by $3.5 million, or 9.3%, to $34.3 million in 2013 from $37.8 million in 2012. The decrease is related to the replacement of higher cost subordinated debt with term debt in the second quarter of 2012 as well as the 2013 refinancing 10 skilled nursing facilities with mortgage loans insured by the U.S. Department of Housing and Urban Development Program ("HUD"). The weighted average interest rate decreased from 6.87% for 2012 to 6.62% for 2013. Also, the average debt outstanding dropped from $476.8 million for the period ended December 31, 2012 to $447.7 million for the period ended December 31, 2013.
Interest Income. Interest income decreased by $0.2 million to $0.3 million in 2013 from $0.5 million in 2012 due to a decrease in average outstanding notes receivable.
Equity in Earnings of Joint Venture. Equity earnings of our joint venture remained consistent at $1.9 million, or 0.2% of revenue, in 2013 as compared to 2012.
Debt Modification/Retirement Cost. The debt modification/retirement costs decreased by $1.3 million to $2.8 million or 0.3% of revenue, in 2013 from $4.1 million or 0.5% of revenue in 2012. Of the $2.8 million expensed for debt modification, $1.1 million related to the June 2013 credit facility amendment. The remaining $1.7 million was related to deferred financing fees expensed on the extinguishment of term debt that was refinanced with HUD insured loans as well as the term debt that was refinanced with MidCap Financial. Of the $4.1 million expensed in 2012, $1.9 million in costs related unamortized subordinated debt deferred financing fees expensed when the bonds were defeased and $2.1 million related to the June 2012 credit facility amendment.
(Loss) Income from Continuing Operations Before Provision for Income Taxes. (Loss) income from continuing operations before provision for incomes taxes decreased by $44.4 million to a loss of $9.1 million in 2013 from an income of $35.3 million in 2012 primarily as a result of the decrease in revenue, impairment of goodwill and long lived assets of $19.0 million and the loss due to closure of the Home Health Care of the West agency of $0.4 million.
Provision for Income Taxes. We recorded a tax benefit of $2.9 million, or 32.0% of pre-tax loss, for 2013, as compared to an expense of $12.9 million, or 36.5% of pre-tax earnings, for 2012. The lower tax expense for 2013 was due primarily to lower pre-tax income. On July 11, 2013, legislation was enacted in California that will limit the carryover period for unused EZ tax credits to 10 years beginning in 2014. Prior to this legislation, unused EZ tax credits could be carried over indefinitely. This change in carryforward period resulted in the recording of a $2.3 million increase to the state valuation allowance, which was partially offset by the federal benefit resulting from the increase in state valuation allowance of $0.8 million.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenue. Revenue increased $6.0 million, or 0.7%, to $857.9 million in 2012 from $851.9 million in 2011.

Long Term Care Service

	Year Ended December 31,
	2012		2011		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$614.9	71.7%	$644.8	75.8%	$(29.9)	(4.6)%
Assisted living facilities	28.0	3.3	27.6	3.2	0.4	1.4
Administration of third party facilities	0.8	0.1	1.1	0.1	(0.3)	(27.3)
Leased facility revenue	3.1	0.3%	2.2	0.3	0.9	n/a
Total long-term care services	$646.8	75.4%	$675.8	79.3%	$(29.0)	(4.3)%

Skilled nursing facilities revenue decreased by $29.9 million in 2012 as compared to 2011. Revenue decreased by $23.4 million for skilled nursing facilities operated for all of 2011 and 2012 as a result of a decrease in the weighted average per patient day ("PPD") rate of $9.26 causing a $24.6 million decrease, offset by a $1.2 million increase due to an increase in patient days in 2012. The decrease in PPD rates was the result of the Medicare rate cut discussed below, a decrease in our skilled mix, and a shift from Medicare days to Managed Medicare days as more seniors elect Medicare Advantage. Additionally, there was an increase of $0.9 million in revenue from our commencement of operations at the Rehabilitation Center of Omaha in April 2011 offset by a $8.6 million decrease in revenue from the transfer of operation of five skilled nursing facilities in northern California to an unaffiliated third party operator in April 2011.
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
Therapy Services

	Year Ended December 31,
	2012		2011		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$166.3	19.4%	$157.1	18.4%	$9.2	5.9%
Intersegment eliminations of services related to affiliated entities	(61.9)	(7.2)	(64.3)	(7.5)	2.4	(3.7)
Total therapy services	$104.4	12.2%	$92.8	10.9%	$11.6	12.5%
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

Hospice and Home Health Services

	Year Ended December 31,
	2012		2011		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$80.3	9.3%	$65.5	7.7%	$14.8	22.6%
Home Health	26.4	3.1	17.8	2.1	8.6	48.3
Total hospice & home health services	$106.7	12.4%	$83.3	9.8%	$23.4	28.1%
Hospice and home health services revenue increased $23.4 million in 2012 as compared to 2011. Hospice revenue increased $10.2 million due to the acquisition of Cornerstone and $4.6 million for hospice business operated for all twelve months ended December 31, 2012 and 2011. Of the $4.6 million same store hospice revenue increase, $5.6 million was due to an increase in average daily census offset by a $1.0 million decrease due to a $2.6 decrease in the weighted average PPD rate. The decrease in the weighted average PPD rate was due to $3.1 million of net hospice cap reserves recorded in 2012 at our agencies that we operated for all of 2011 and 2012. We recorded an additional $1.0 million of hospice cap reserves associated with our Arizona Cornerstone Hospice agency in 2012.
Home health business revenue increased $8.6 million for 2012 as compared to 2011. Of the $8.6 million, $2.1 million was from the home health agencies operated for all of both periods and $3.5 million increase from an increase in episodes, offset by a $1.3 million decrease due to a decrease in average rate per episodes. The decrease in rate per episode was primarily due to a decrease in Medicare reimbursement rates and additional decreases in commercial insurance and other payor sources. The remaining $6.4 million increase in home health was due to acquisitions.
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
Long Term Care Services

	Year Ended December 31,
	2012		2011		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$497.8	81.0%	$501.5	77.8%	$(3.7)	(0.7)%
Assisted living facilities	19.7	70.4	19.8	71.7	(0.1)	(0.5)
Operations support	21.5	n/a	23.5	n/a	(2.0)	(8.5)
Total long-term care services	$539.0	83.3%	$544.8	80.6%	$(5.8)	(1.1)%
Cost of services at our skilled nursing facilities decreased by $3.7 million in 2012 compared to 2011. The decrease was primarily due to a decrease of $7.0 million in expenses resulting from the transfer of operations of the five skilled nursing facilities in northern California to an unaffiliated third party operator in April 2011, offset by $0.8 million of additional expenses due to the acquisition of a leasehold interest by the Rehabilitation Center of Omaha in April 2011 and a $2.1 million resulting from operating costs increasing at facilities acquired or developed prior to January 1, 2011. Of the $2.1 million increase at facilities acquired or developed prior to January 1, 2011, labor costs increased $5.7 million, offset by decreases in rehabilitation and ancillary costs of $3.3 million and insurance costs of $2.1 million. Other cost increases, including provider taxes, made up the difference. Cost of services at our assisted living facilities decreased $0.1 million for 2012 as compared to 2011. The cost of services for our regional operations support decreased $2.0 million for 2012 as compared to 2011 primarily due to a decrease in personnel costs and a decrease in purchased services.

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
Hospice and Home Health Services

	Year Ended December 31,
	2012		2011		Increase/(Decrease)
	Cost of Service Dollars	Revenue Percentage	Cost of Service Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$64.5	80.3%	$48.5	74.0%	$16.0	33.0%
Home Health	23.9	90.6	16.6	93.3%	7.3	44.0
Total hospice & home health services	$88.4	82.8%	$65.1	78.2%	$23.3	35.8%
Cost of services related to our hospice business increased $16.0 million for 2012 as compared to 2011. The change was primarily due to an increase of $7.6 million due to the acquisition of Cornerstone and $8.4 million of additional expenses at our existing hospice business. These additional operating expenses resulted from $6.0 million increase in labor costs, which represented an increase of 8.8% on a PPD basis. Expenses also increased as a percentage of revenue due to the previously discussed hospice cap reserves recorded in 2012.
Cost of services for our home health business increased $7.3 million for 2012 as compared to 2011. The increase was due to an increase of $2.1 million of additional expenses at our existing home health agencies and $5.3 million was due to acquisitions.
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
Litigation Settlement Costs, net of Recoveries. Litigation settlement expense, net of recoveries for 2011 represented primarily insurance recoveries of $4.5 million related to the $53.5 million in litigation settlement expense that we recorded during the year ended December 31, 2010. There was no comparable benefit recorded in 2012.
Depreciation and Amortization. Depreciation and amortization increased by $0.2 million, or 0.7%, to $25.4 million in 2012 from $25.2 million in 2011.

Impairment of Long-Lived Assets. We recorded a goodwill impairment charge of $267.5 million and a $3.0 million impairment charge related to a long-lived asset for 2011. There was no comparable charge recorded for 2012.
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
Debt Retirement Cost. Debt retirement cost of $4.1 million for 2012 was due to the expensing of fees paid in connection with refinancing and existing deferred financing fees associated with the redemption of the 2014 Notes in May 2012 and the $100 million expansion of our term debt.
Provision for Income Taxes. Our provision for income taxes in 2012 was $12.9 million, or 36.5% of pre-tax income from continuing operations, as compared to $2.9 million, or 1.4% of pre-tax income from continuing operations in 2011. The change in effective tax rate in 2012 compared to 2011 was primarily due to the goodwill impairment charge recorded in 2011, most of which was not deductible for income tax purposes.

Quarterly Data
The following is a summary of our unaudited quarterly results from operations for each of the years ended December 31, 2013 and 2012.

	Three Months Ended,
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenue	$208,278	$208,744	$210,192	$215,058	$215,467	$212,825	$213,961	$215,646
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	181,707	181,078	182,815	186,270	181,685	178,624	176,800	179,397
Rent cost of revenue	4,668	4,806	4,685	4,669	4,635	4,493	4,398	4,415
General and administrative	6,837	6,490	6,837	6,455	5,701	6,021	6,427	6,100
Litigation settlement costs (net of recoveries)	—	—	—	—	—	—	—	—
Depreciation and amortization	6,071	5,900	5,902	5,898	5,930	5,932	5,863	5,916
Change in fair value of contingent consideration	(1,620)	79	(2,244)	83	102	85	499	131
Impairment of long-lived assets	—	19,000	—	—	—	—	—	—
Loss on disposal of assets	64	297	—	—	—	—	—	—
	197,727	217,650	197,995	203,375	198,053	195,155	193,987	195,959
Other (expenses) income:
Interest expense	(8,105)	(8,744)	(8,734)	(8,675)	(8,884)	(8,790)	(10,521)	(9,565)
Interest income	48	63	112	112	110	125	132	145
Other (expense) income	2	248	(32)	(30)	(52)	(57)	106	(29)
Equity in earnings of joint venture	480	508	472	489	526	461	490	471
Debt retirement costs	(1,308)	(432)	(1,088)	—	—	(168)	(3,958)	—
Total other (expenses) income, net	(8,883)	(8,357)	(9,270)	(8,104)	(8,300)	(8,429)	(13,751)	(8,978)
Income (loss) from continuing operations before (benefit) provision for income taxes	1,668	(17,263)	2,927	3,579	9,114	9,241	6,223	10,709
Provision (benefit) for income taxes	1,035	(5,324)	1,139	245	3,202	3,040	2,488	4,166
Income (loss) from continuing operations	633	(11,939)	1,788	3,334	5,912	6,201	3,735	6,543
Loss from discontinued operations, net of tax	(3,635)	(136)	(265)	(264)	(217)	(133)	(238)	(206)
Net (loss) income	$(3,002)	$(12,075)	$1,523	$3,070	$5,695	$6,068	$3,497	$6,337

Earnings (loss) per share, basic:
Earnings (loss) per common share from continuing operations	$0.02	$(0.32)	$0.05	$0.08	$0.16	$0.16	$0.10	$0.18
Loss per common share from discontinued operations	(0.10)	—	(0.01)	—	(0.01)	—	(0.01)	—
(Loss) earnings per share	$(0.08)	$(0.32)	$0.04	$0.08	$0.15	$0.16	$0.09	$0.18
Earnings (loss) per share, diluted:
Earnings (loss) per common share from continuing operations	$0.02	$(0.32)	$0.05	$0.08	$0.16	$0.16	$0.10	$0.18
Loss per common share from discontinued operations	(0.10)	—	(0.01)	—	(0.01)	—	(0.01)	—
(Loss) earnings per share	$(0.08)	$(0.32)	$0.04	$0.08	$0.15	$0.16	$0.09	$0.18
Weighted-average common shares outstanding, basic	37,431	37,499	37,646	37,557	37,437	37,431	37,400	37,285
Weighted-average common shares outstanding, diluted	37,431	37,499	38,186	38,034	37,543	37,503	37,497	37,407

Liquidity and Capital Resources
The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Continuing Operations
Net cash provided by operating activities	$47,921	$42,676	$99,380
Net cash used in investing activities	(493)	(19,525)	(39,917)
Net cash used in by financing activities	(45,254)	(37,165)	(47,638)
Net increase (decrease) in cash and equivalents	2,174	(14,014)	11,825
Cash and cash equivalents at beginning of period	2,003	16,017	4,192
Cash and cash equivalents at end of period	$4,177	$2,003	$16,017
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

Years Ended December 31, 2013 and 2012
Net cash provided by operating activities primarily consists of net (loss) income adjusted for certain non-cash items including depreciation and amortization, provision for doubtful accounts, stock-based compensation, and goodwill impairment charge, as well as the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2013 was $47.9 million and consisted of a net loss of $10.5 million, positive non-cash items of $69.4 million, and a decrease in working capital and other activities of $11.0 million. The non-cash items consisted primarily of depreciation and amortization of $24.6 million, bad debt expense of $14.4 million and a goodwill impairment charge of $19.0 million. Working capital and other activities primarily consisted of an increase in accounts receivable of $14.5 million, an increase in insurance liability risks of $7.8 million, a decrease in employee compensation and benefits of $7.8 million, and an increase in accounts payable and accrued liabilities of $6.2 million. The increase in accounts receivable after considering the provision for doubtful accounts was less than $0.1 million. Days sales outstanding ("DSO") increased from 44.5 as of December 31, 2012 to 45.9 as of December 31, 2013. The increase in DSO was due to the relative increase in revenue sources other than Medicare, which pay slower than Medicare
Investing activities used $0.5 million in 2013, as compared to $19.5 million in 2012. The primary use of funds in 2013 consisted of $13.4 million of capital expenditures offset by the cash proceeds of $12.9 million received from the disposition of two skilled nursing facilities.
Net cash used in financing activities was $45.3 million in 2013, as compared to net cash used in financing activities of $37.2 million in 2012. In 2013, net cash used in financing activities reflects our net repayments under our line of credit of $11.9 million as well as a net reduction in term and other long term debt of $25.4 million from both scheduled principal payments and from the use from the proceeds of skilled nursing facility dispositions to repay term debt. There were $7.7 million of additions to deferred financing fees from the credit facility amendment to increase the permitted leverage ratio and from the refinancing of term debt with HUD and other mortgage debt.

Years Ended December 31, 2012 and 2011
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, provision for doubtful accounts, stock-based compensation, and goodwill impairment change, as well as the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2012 was $42.7 million and consisted of net income of $21.6 million, positive non-cash items of $49.0 million, and negative working capital and other activities of $28.0 million. The non-cash items consisted primarily of depreciation and amortization of $24.6 million. Working capital and other activities primarily consisted of an increase in accounts receivable of $15.3 million, a decrease in insurance liability risks of $1.6 million, and an increase in accounts payable and accrued liabilities of $10.1 million. The increase in accounts receivable after considering the provision for doubtful accounts was $7.5 million. Days sales outstanding ("DSO") increased from 42.4 for the three months ended December 31, 2011 to 44.5 for the three months ended December 31, 2012. The increase in DSO was due to the relative increase of managed care and other revenue which have a higher DSO relative to the Medicare revenue as well as licensure issues causing delays in collections for our general inpatient hospice unit that opened in 2012.
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
We are significantly leveraged. As of December 31, 2013, we had $419.1 million in aggregate indebtedness outstanding, consisting of a $242.7 million first lien senior secured term loan (net of the unamortized portion of the original issue discount of $1.3 million), $18.1 million outstanding under our revolving credit facility, $5.0 million outstanding under our asset based revolving credit facility, $87.3 million HUD insured loan, $62.0 million term debt mortgage loan, and other debt of approximately $4.0 million. Furthermore, we had $5.5 million in outstanding letters of credit against our $100.0 million revolving credit facility, leaving approximately $83.5 million of additional borrowing capacity under our "senior secured credit facility" as of December 31, 2013. Substantially all of our subsidiaries except for the HUD insured loan subsidiaries guarantee the first lien senior secured term loan and our revolving credit facility. For 2013, 2012, and 2011, our interest expense, net of interest income, was $33.9 million, $37.2 million, and $38.3 million, respectively.
If our remaining ability to borrow under our revolving credit facility is insufficient for our capital and operating requirements, we will be required to seek additional sources of financing, including issuing equity, which may be dilutive to our current stockholders, or incurring additional debt. Our ability to incur additional debt is subject to the restrictions in our senior secured credit facility. We cannot assure you that the restrictions contained in the senior secured credit facility will permit us to borrow the funds that we need to finance our operations, or that additional debt will be available to us on commercially reasonable terms or at all. If we are unable to obtain funds sufficient to finance our capital requirements, we may have to forego opportunities to expand our business, including the acquisition of additional facilities or agencies.

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
We expensed fees paid in connection with the 2012 refinancing of the Prior Credit Agreement in the amount of $2.0 million. In connection with the June 6, 2013 modification, we paid fees totaling $2.5 million, of which $1.1 million were recorded as debt modification costs in the consolidated statement of operations, and $1.4 million were recorded as other assets in the consolidated balance sheet. Substantially all of our assets are pledged as collateral under the senior secured credit facility, excluding the skilled nursing facilities that collateralize the HUD insured mortgage loans and the skilled nursing facilities that collateralize the MidCap Financial credit facility. Amounts borrowed under the senior secured term loan may be prepaid at any time without penalty, except for LIBOR breakage costs. Commitments under the revolving credit facility terminate on April 9, 2015. The senior secured term loan matures on April 9, 2016.
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
Under the senior secured credit facility, we must maintain compliance with specified financial covenants measured on a quarterly basis. The senior secured credit facility also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the senior secured credit facility, subject to certain exceptions and minimum thresholds, we are required to apply all of the proceeds from any issuance of debt, as much as half of the proceeds from any issuance of equity, as much as 75% of our annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement), and amounts received in connection with any sale of our assets to repay the outstanding amounts under the Restated Credit Agreement. We believe that we were in compliance with our debt covenants as of December 31, 2013. As of December 31, 2013, our fixed charge coverage ratio was 2.2, which compares to a minimum requirement of 2.0 and our leverage ratio was 4.5, as compared to an allowed maximum of 5.0.
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
HUD Insured and Other Mortgage Loans
In 2013, we received funding of 10 loans insured by HUD. The loans have a combined aggregate original principal balance of $87.6 million and are secured by 10 skilled nursing facilities. The HUD insured loans have an average all in interest rate of approximately 5.3% and amortization term 30 to 35 years. As of December 31, 2013 the HUD insured loans have a combined aggregate principal balance of $87.3 million.

As of December 31, 2013, we have a total of 10 mortgages insured by HUD, which are secured by 10 skilled nursing facilities. These mortgages have an average remaining term of 33 years with fixed interest rates ranging from 3.4% to 4.6% and a weighted average interest rate of 4.23%. Depending on the mortgage agreement, prepayments are generally allowed only after 12 months or from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required. As all $87.6 million of the HUD insured mortgage loans were originated in 2013, none of the loans could be prepaid at December 31, 2013. Any further HUD insured mortgages will require additional HUD approval.
All HUD-insured mortgages are non-recourse loans to us. All mortgages are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of December 31, 2013, we have escrow reserve funds of $2.0 million with the loan servicer that are reported within other current assets, and replacement reserve funds of $2.2 million in other assets.
As of December 31, 2013 we have 10 additional skilled nursing facilities securing a $62.0 million mortgage loan and a $5.0 asset based revolving credit facility with MidCap Financial. Both loans have an interest rate of LIBOR plus a margin of 5.95% with a LIBOR floor of 0.75%. The mortgage loan amortizes over 25 years with the remaining principal due December 1, 2016. There are additional quarterly principal payments of $0.3 million beginning after six months, $0.4 million in year two and $0.5 million in year three. The mortgage loan has a debt service coverage ratio and a minimum debt coverage ratio, both of which were met at December 31, 2013. The asset based revolving credit facility is secured by the accounts receivable of the 10 skilled nursing facilities.
Other Debt
The Company issued $10.0 million of promissory notes as part of the purchase consideration for the Hospice/Home Health Acquisition. The notes bear interest at 6.0% with $2.0 million of principal due annually beginning November 1, 2010. During 2012, the notes were substantially paid down leaving a remaining balance of $1.5 million at December 31, 2012. The promissory notes were payable to the selling entities, of which the Senior Vice President of Signature Hospice & Home Health, LLC was a significant shareholder. Signature Hospice & Home Health, LLC is a consolidated subsidiary of Skilled holding 100% interests in the operating companies for the Hospice/Home Health Acquisition. The promissory notes were paid in full in April 2013.
Capital Expenditures
We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to approximately $1,500 per bed.
We anticipate that we will have capital expenditures in 2014 of approximately $16.0 million to $19.0 million. We will continue to assess our capital spending plans on an ongoing basis.
Other Factors Affecting Liquidity and Capital Resources
Medical and Professional Malpractice and Workers' Compensation Insurance. Our skilled nursing facilities and other businesses, like physicians, hospitals and other healthcare providers, are subject to a significant number of legal actions alleging malpractice, negligence or related legal theories. Many of these actions involve large claims and significant defense costs. To protect ourselves from the cost of these claims, we maintain professional liability and general liability as well as workers' compensation insurance in amounts and with deductibles that we believe to be sufficient for our operations. Historically, unfavorable pricing and availability trends emerged in the professional liability and workers' compensation insurance market and the insurance market in general that caused the cost of these liability coverages to generally increase dramatically. Many insurance underwriters became more selective in the insurance limits and types of coverage they would provide as a result of rising settlement costs and the significant failures of some nationally known insurance underwriters. As a result, we experienced substantial changes in our professional liability insurance program beginning in 2001. Specifically, we are required to assume substantial self-insured retentions for our professional liability claims. A self-insured retention is a minimum amount of damages and expenses (including legal fees) that we must pay for each claim. We use actuarial methods to estimate the value of the losses that may occur within this self-insured retention level and we are required under our workers' compensation insurance agreements to post a letter of credit or set aside cash in trust funds to securitize the estimated losses that we may incur. Because of the high retention levels, we cannot predict with certainty the actual amount of the losses we will assume and pay.
We estimate our self-insured general and professional liability reserves on a quarterly basis and our self-insured workers' compensation reserve on a semiannual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry's loss history. Based upon these analyses, at December 31, 2013, we had reserved $21.0 million for known or unknown or potential self-insured general and professional liability claims and $20.0 million for self-insured workers' compensation claims. Of these reserves, we estimate that a total of $11.4 million, consisting of approximately $8.2 million for self-insured general and professional liability claims based on historical experience and current claims activity and $3.2 million for self-insured workers' compensation claims, will be payable within 12 months; however, there are no set payment schedules and there can be no assurance that the payment amount in the next 12 months will not be significantly larger or smaller. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future general and professional liability or workers' compensation insurance will be available at a reasonable price and that we will not have to further increase our levels of self-insurance.
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

Off Balance Sheet Arrangements
We had outstanding letters of credit of $5.5 million under our $100.0 million revolving credit facility as of December 31, 2013.

Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2013 (in thousands):

	Total	Less Than 1 Yr.	1-3 Yrs.	3-5 Yrs.	More than 5 Yrs.
Long-term debt obligations
Senior secured credit facility(1)	$301,882	$3,057	$298,825	$—	$—
Other long-term debt obligations	91,369	4,573	3,153	3,440	80,203
Operating lease obligations(2)	111,046	19,275	32,721	21,394	37,656
	$504,297	$26,905	$334,699	$24,834	$117,859
________________

(1)	Based on implied forward one-month LIBOR rates in the yield curve as of December 31, 2013.

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
Interest Rate Exposure—Interest Rate Risk Management
Our first lien credit agreement and our MidCap credit facility expose us to variability in interest payments due to changes in interest rates. Our HUD insured mortgage loans are fixed rate fully amortizing loans. We entered into an interest rate swap agreement on June 30, 2010 in order to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap agreement was for a notional amount of $70.0 million with a LIBOR rate of 2.3% from January 2012 to June 2013.
The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Months Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed-rate debt	$4,573	$1,542	$1,611	$1,683	$1,757	$80,203	$91,369	$92,024
Average interest rate(1)	3.3%	4.4%	4.4%	4.4%	4.4%	4.2%
Variable-rate debt(2)	$3,057	$27,128	$298,825	$—	$—	$—	$329,010	$329,010
Average interest rate(1)	6.4%	5.8%	8.0%	—%	—%	—%

(1)	Based on implied forward three-month LIBOR rates in the yield curve as of December 31, 2013.

(2)	Excludes unamortized original issue discount of $1.3 million on our first lien senior secured term loan debt.

Item 8.	Financial Statements and Supplementary Data
The information required by this item is incorporated herein by reference to the financial statements set forth in Item 15 of this report, "Exhibits and Financial Statement Schedules—Consolidated Financial Statements and Supplementary Data."

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management has evaluated, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.
Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.
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
Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Acting Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the framework set forth in the report entitled, "Internal Control — Integrated Framework (1992 framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Report. Based on management’s evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, our independent registered public accounting firm. Ernst & Young's attestation report of our internal control over financial reporting is included in this item under "Report of Independent Registered Public Accounting Firm" and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013.
Changes in Internal Control Over Financial Reporting
Management determined that, as of December 31, 2013, there were no changes in our internal control over financial reporting that occurred during the last fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Skilled Healthcare Group, Inc.

We have audited Skilled Healthcare Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Skilled Healthcare Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Skilled Healthcare Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Skilled Healthcare Group, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of Skilled Healthcare Group, Inc. and our report dated February 10, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Irvine, California
February 10, 2014

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information to be included in the sections entitled, "Election of Directors” and “Our Executive Officers," respectively, in the Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after December 31, 2013 (the "2014 Proxy Statement") is incorporated herein by reference.
The information to be included in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2014 Proxy Statement is incorporated herein by reference.
The information to be included in the section entitled "Code of Business Conduct and Ethics" in the 2014 Proxy Statement is incorporated herein by reference.
We have filed, as exhibits to this annual report, the certifications of our Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation
The information to be included in the sections entitled “Executive Compensation” and “Directors’ Compensation” in the 2014 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information to be included in the section entitled “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners” in the 2014 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information to be included in the sections entitled “Certain Relationships and Related Transactions,” “Board Independence,” and “Compensation Committee Interlocks and Insider Participation” in the 2014 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information to be included in the section entitled “Independent Registered Public Accounting Firm” in the 2014 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Consolidated Financial Statements and Supplementary Data:
The following consolidated financial statements, and notes thereto, and the related Report of our Independent Registered Public Accounting Firm, are filed as part of this Form 10-K:

2.	Financial Statement Schedule:
The following financial statement schedule is filed as part of this Form 10-K:

Page Number
Schedule II—Valuation Accounts	F-37

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

SKILLED HEALTHCARE GROUP, INC.

		By	/S/ ROBERT H. FISH
Robert H. Fish
Date:	February 10, 2014		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 10, 2014	By	/S/ ROBERT H. FISH
Robert H. Fish
Chief Executive Officer

Date:	February 10, 2014	By	/S/ CHRISTOPHER N. FELFE
Christopher N. Felfe
Acting Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer, and Authorized Signatory)

Date:	February 10, 2014	By	/S/ ROBERT M. LE BLANC
Robert M. Le Blanc Lead Director

Date:	February 10, 2014	By	/S/ MICHAEL BOXER
Michael Boxer Director

Date:	February 10, 2014	By	/S/ M. BERNARD PUCKETT
M. Bernard Puckett Director

Date:	February 10, 2014	By	/S/ LINDA ROSENSTOCK
Linda Rosenstock Director

Date:	February 10, 2014	By	/S/ GLENN SCHAFER
Glenn Schafer Chairman of the Board and Director

Date:	February 10, 2014	By	/S/ BRUCE YARWOOD
Bruce Yarwood Director

INDEX OF EXHIBITS

Number	Description
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

3.1	Amended and Restated Certificate of Incorporation of Skilled Healthcare Group, Inc. (filed as Exhibit 3.2 to our Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).
3.2	Second Amended and Restated By-Laws of Skilled Healthcare Group, Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on August 7, 2013).
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

10.8*
Employment Agreement, dated as of November 30, 2007, by and between Skilled Healthcare LLC and Devasis Ghose (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on February 11, 2013, and incorporated herein by reference).

10.9*	Amended and Restated Skilled Healthcare Group, Inc. 2007 Incentive Award Plan (filed as Appendix A to our Definitive Proxy Statement filed on March 25, 2013, and incorporated herein by reference).
10.10*	Form of Restricted Stock Award Agreement (revised April 2010) (filed as Exhibit 10.2 to our Form 10-Q filed on May 4, 2010, and incorporated herein by reference).
10.11	Class Settlement Agreement and Release, dated as of September 7, 2010 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 8, 2010, and incorporated herein by reference).
10.12
Settlement Agreement and Release with The People of the State of California, by and through Intervenor, the Humboldt County District Attorney's Office, dated as of September 7, 2010 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 8, 2010, and incorporated herein by reference).

10.13*
Employment Agreement, dated as of May 1, 2010, by and between Skilled Healthcare Group, Inc. and Douglas Shane Peck (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 5, 2010, and incorporated herein by reference).

10.14
Stipulation and Order (Case No. DR060264), Superior Court of California, Humboldt County, dated July 15, 2010 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 15, 2010 and incorporated herein by reference).

10.15*
Employment Agreement, dated as of April 1, 2010 by and between Skilled Healthcare, LLC and Matthew Moore, as amended on November 5, 2010 (filed as Exhibit 10.17 to our Annual Report on Form 10-K filed on February 14, 2011, and incorporated herein by reference).

10.16
Lease Amendment, dated October 31, 2011, by and between FPOC, LLC and Skilled Healthcare Group, Inc. (filed as Exhibit 10.18 to our Annual Report on Form 10-K filed on February 13, 2012, and incorporated herein by reference).

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

10.18
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

10.19
Credit and Security Agreement, dated as of December 26, 2013, by and among certain affiliates of the Company, as borrowers, Midcap Financial, LLC, as agent and a lender, and the additional lenders from time to time party thereto (Revolving Loan).

10.20
Credit and Security Agreement, dated as of December 26, 2013, by and among certain affiliates of the Company, as borrowers, Midcap Financial, LLC, as agent and a lender, and the additional lenders from time to time party thereto (Term Loan).

10.21	Form of Healthcare Facility Note with respect to HUD-insured loans (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2013, and incorporated herein by reference).
10.22*
Letter Agreement, by and between the Company, Skilled Healthcare, LLC and Boyd W. Hendrickson, dated November 20, 2013 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 25, 2013, and incorporated herein by reference).

10.23*
Consulting Agreement, by and between Skilled Healthcare, LLC and Hendrickson Investments, LLC, dated November 22, 2013 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 25, 2013, and incorporated herein by reference).

10.24*
Employment Agreement, by and between the Company, Skilled Healthcare, LLC and Robert H. Fish, dated November 20, 2013 (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on November 25, 2013, and incorporated herein by reference).

10.25*	Robert H. Fish Restricted Stock Award Agreement, dated November 20, 2013 (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on November 25, 2013, and incorporated herein by reference).
10.26*	Employment Agreement, dated as of August 11, 2009, by and between Skilled Healthcare, LLC and Christopher N. Felfe.
10.27*
Employment Transition Offer Letter, dated June 28, 2013, with Christopher N. Felfe (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 5, 2013, and incorporated herein by reference).

10.28*	Employment Transition Offer Letter, dated June 28, 2013, with Matthew Moore (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 5, 2013, and incorporated herein by reference).
10.29*	Employment Agreement, dated as of December 9, 2010, with Laurie Thomas.
10.30*	Employment Transition Offer Letter, dated as of September 23, 2013, with Laurie Thomas.
10.31*	Form of Stock Option Agreement (filed as Exhibit 10.18 to our Annual Report on Form 10-K filed on February 11, 2013, and incorporated herein by reference).
10.32*	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.19 to our Annual Report on Form 10-K filed on February 11, 2013, and incorporated herein by reference).
10.33*	Form of Restricted Stock Award Agreement (adopted February 2013) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 6, 2013, and incorporated herein by reference).
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive data files (furnished electronically herewith pursuant to Rule 406T of Regulations S-T).

________________

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Skilled Healthcare Group, Inc.
We have audited the accompanying consolidated balance sheets of Skilled Healthcare Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Skilled Healthcare Group, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Skilled Healthcare Group, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 10, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Irvine, California
February 10, 2014

Skilled Healthcare Group, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$4,177	$2,003
Accounts receivable, less allowance for doubtful accounts of $16,665 and $15,646 at December 31, 2013 and December 31, 2012, respectively	107,215	107,245
Deferred income taxes	9,876	11,696
Prepaid expenses	8,961	7,569
Other current assets	12,188	10,312
Total current assets	142,417	138,825
Property and equipment, less accumulated depreciation of $137,484 and $118,141 at December 31, 2013 and December 31, 2012, respectively	341,822	370,745
Leased facility assets, less accumulated depreciation of $4,432 and $3,935 at December 31, 2013 and December 31, 2012, respectively	9,416	9,913
Other assets:
Notes receivable	520	2,055
Deferred financing costs, net	9,189	6,355
Goodwill	69,065	85,609
Intangible assets, less accumulated amortization of $4,640 and $4,218 at December 31, 2013 and December 31, 2012, respectively	18,807	22,035
Deferred income taxes	9,472	7,362
Other assets	42,708	39,737
Total other assets	149,761	163,153
Total assets	$643,416	$682,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$57,179	$48,780
Employee compensation and benefits	32,979	42,185
Current portion of long-term debt	7,630	13,338
Total current liabilities	97,788	104,303
Long-term liabilities:
Insurance liability risks	29,534	27,396
Other long-term liabilities	12,367	15,477
Long-term debt, less current portion	411,495	435,629
Total liabilities	551,184	582,805
Commitments and contingencies — Note 13
Stockholders’ equity:
Class A common stock, 175,000 shares authorized, $0.001 par value per share; Issued and outstanding - 24,278 and 22,967 at December 31, 2013 and December 31, 2012, respectively	24	23
Class B common stock, 30,000 shares authorized, $0.001 par value per share; Issued and outstanding - 15,515 and 15,576 at December 31, 2013 and December 31, 2012, respectively	16	16
Additional paid-in-capital	378,756	376,027
Accumulated deficit	(286,592)	(276,108)
Accumulated other comprehensive income (loss)	28	(127)
Total stockholders’ equity	92,232	99,831
Total liabilities and stockholders’ equity	$643,416	$682,636
The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Net patient service revenue	$839,150	$854,839	$849,636
Leased facility revenue	3,122	3,060	2,239
	842,272	857,899	851,875
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	731,870	716,506	682,498
Rent cost of revenue	18,828	17,941	17,843
General and administrative	26,619	24,249	25,700
Litigation settlement costs, (net of recoveries)	—	—	(4,488)
Depreciation and amortization	23,771	23,641	23,602
Change in fair value of contingent consideration	(3,702)	817	750
Impairment of long-lived assets	19,000	—	270,478
Loss on disposal of assets	361	—	—
	816,747	783,154	1,016,383
Other (expenses) income:
Interest expense	(34,258)	(37,760)	(38,994)
Interest income	335	512	713
Other income (expense), net	188	(32)	(528)
Equity in earnings of joint venture	1,949	1,948	1,955
Debt modification/retirement costs	(2,828)	(4,126)	—
Total other (expenses) income, net	(34,614)	(39,458)	(36,854)
(Loss) income from continuing operations before (benefit) provision for income taxes	(9,089)	35,287	(201,362)
(Benefit) provision for income taxes	(2,905)	12,896	2,892
(Loss) income from continuing operations	(6,184)	22,391	(204,254)
(Loss) income from discontinued operations, net of tax	(4,300)	(794)	211
Net (loss) income	$(10,484)	$21,597	$(204,043)

(Loss) earnings per share, basic:
(Loss) earnings per common share from continuing operations	$(0.17)	$0.60	$(5.50)
(Loss) earnings per common share from discontinued operations	(0.11)	(0.02)	0.01
(Loss) income per share	$(0.28)	$0.58	$(5.49)

(Loss) earnings per share, diluted:
(Loss) earnings per common share from continuing operations	$(0.17)	$0.60	$(5.50)
(Loss) earnings per common share from discontinued operations	(0.11)	(0.02)	0.01
(Loss) income per share	$(0.28)	$0.58	$(5.49)

Weighted-average common shares outstanding, basic	37,533	37,389	37,145
Weighted-average common shares outstanding, diluted	37,533	37,589	37,145
The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Year Ended December 31,
	2013	2012	2011

Net income (loss)	$(10,484)	$21,597	$(204,043)
Other comprehensive income (loss):
Unrealized (loss) on interest rate swap net of income tax (benefit) of ($16) and ($214) for the year ended December 31, 2012 and 2011 respectively.	—	(26)	(272)
Unrealized (loss) gain on investment available for sale - net of income tax (benefit) expense of ($9) and $27 for the year ended December 31, 2013 and 2012 respectively.	(14)	42	—
Reclassification adjustments:
Interest expense on interest rate swap - net of income tax expense of $107 and $219 for the year ended December 31, 2013 and 2012 respectively.	169	347	—
Other comprehensive income (loss), net of tax	155	363	(272)
Comprehensive (loss) income	$(10,329)	$21,960	$(204,315)

The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	20,780	$21	16,994	$17	$368,582	$(93,662)	$(218)	$274,740
Net loss	—	—	—	—	—	(204,043)	—	(204,043)
Conversion of class B common stock into class A common stock	57	—	(57)	—	—	—	—	—
Issuance of restricted stock	359	—	—	—	—	—	—	—
Forfeiture of restricted stock	(76)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,608	—	—	3,608
Restricted stock traded to pay tax	(59)	—	—	—	(718)	—	—	(718)
Options exercised	3	—	—	—	26	—	—	26
Excess tax benefits from stock-based payment arrangements	—	—	—	—	255	—	—	255
Other comprehensive income, net of tax	—	—	—	—	—	—	(272)	(272)
Balance at December 31, 2011	21,064	21	16,937	17	371,753	(297,705)	(490)	73,596
Net income	—	—	—	—	—	21,597	—	21,597
Conversion of class B common stock into class A common stock	1,361	1	(1,361)	(1)	—	—	—	—
Issuance of restricted stock	600	1	—	—	—	—	—	1
Forfeiture of restricted stock	(23)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,750	—	—	4,750
Restricted stock traded to pay tax	(35)	—	—	—	(234)	—	—	(234)
Excess tax benefits from stock-based payment arrangements	—	—	—	—	(242)	—	—	(242)
Other comprehensive income, net of tax	—	—	—	—	—	—	363	363
Balance at December 31, 2012	22,967	23	15,576	16	376,027	(276,108)	(127)	99,831
Net loss	—	—	—	—	—	(10,484)	—	(10,484)
Conversion of class B common stock into class A common stock	61	—	(61)	—	—	—	—	—
Issuance of restricted stock	1,688	1	—	—	—	—	—	1
Forfeiture of restricted stock	(376)	—	—	—	—	—	—	—
Restricted stock traded to pay tax	(62)	—	—	—	(269)	—	—	(269)
Stock-based compensation	—	—	—	—	2,998	—	—	2,998
Other comprehensive income, net of tax	—	—	—	—	—	—	155	155
Balance at December 31, 2013	24,278	$24	15,515	$16	$378,756	$(286,592)	$28	$92,232
The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities
Net (loss) income	$(10,484)	$21,597	$(204,043)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	24,622	24,584	24,479
Change in fair value of contingent consideration	(3,702)	816	750
Provision for doubtful accounts	14,396	7,409	7,467
Non-cash stock-based compensation	2,998	4,750	3,608
Excess tax benefits from stock-based payment arrangements	—	242	(255)
Loss (gain) on disposal of property and equipment	6,051	(98)	434
Amortization of deferred financing costs	2,870	2,813	3,328
Deferred income taxes	(529)	3,490	(11,086)
Amortization of discount on debt	896	906	605
Debt retirement costs	2,828	4,126	—
Impairment of long-lived assets	19,000	—	270,478
Changes in operating assets and liabilities:
Accounts receivable	(14,496)	(15,293)	(9,299)
Payments on notes receivable	3,313	3,116	3,314
Other current and non-current assets	(6,594)	(1,952)	6,964
Accounts payable and accrued liabilities	6,214	(10,128)	1,761
Employee compensation and benefits	(7,812)	1,083	1,366
Insurance liability risks	7,758	(1,637)	(1,531)
Other long-term liabilities	592	(3,148)	1,040
Net cash provided by operating activities	47,921	42,676	99,380
Cash Flows from Investing Activities
Additions to property and equipment	(13,436)	(19,522)	(16,298)
Acquisitions	—	(1,053)	(24,019)
Proceeds from sale of property and equipment	12,943	1,050	400
Net cash used in investing activities	(493)	(19,525)	(39,917)
Cash Flows from Financing Activities
Borrowings under line of credit	363,582	307,000	88,000
Repayments under line of credit	(375,525)	(272,000)	(114,000)
Repayments of long-term debt	(174,989)	(165,423)	(21,201)
Proceeds from issuance of long-term debt	149,611	98,000	—
Cash paid for financing costs	(7,664)	(4,266)	—
Exercise of stock options	—	—	26
Excess tax benefits from stock-based payment arrangements	—	(242)	255
Taxes paid related to net share settlement of equity awards	(269)	(234)	(718)
Net cash used in financing activities	(45,254)	(37,165)	(47,638)
Increase (decrease) in cash and cash equivalents	2,174	(14,014)	11,825
Cash and cash equivalents at beginning of period	2,003	16,017	4,192
Cash and cash equivalents at end of period	$4,177	$2,003	$16,017
The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
	2013	2012	2011
Supplemental cash flow information
Cash paid for:
Interest expense	$29,082	$39,872	$37,790
Income taxes, net	$184	$8,733	$4,972
Non-cash activities:
Conversion of accounts receivable into notes receivable	$—	$359	$1,529
Insurance premium financed	$5,715	$4,628	$1,123
Liabilities issued as consideration for purchase of business	$—	$261	$3,503
The accompanying notes are an integral part of these consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Current Business
Skilled Healthcare Group, Inc. ("Skilled") is a holding company that owns subsidiaries that operate long-term care facilities and provide a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated wholly-owned companies are collectively referred to as the "Company." As of December 31, 2013, the Company operated facilities in California, Iowa, Kansas, Missouri, Nevada, Nebraska, New Mexico and Texas, including 72 skilled nursing facilities ("SNFs"), which offer sub-acute care and rehabilitative and specialty healthcare skilled nursing care, and 22 assisted living facilities ("ALFs"), which provide room and board and assistance with activities of daily living. The Company leases five skilled nursing facilities in California to an unaffiliated third party operator. In addition, through its Hallmark Rehabilitation subsidiary ("Hallmark"), the Company provides a variety of rehabilitative services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, as of December 31, 2013, the Company provided hospice care and home health services in Arizona, California, Idaho, Montana, Nevada and New Mexico. The Company also provides private duty care services in Arizona, Idaho, Montana, and Nevada. The Company has an administrative services company that provides a full complement of administrative and consultative services that allows affiliated operators and third-party facility operators with whom the Company contracts to better focus on delivery of healthcare services. The Company currently has one such service agreement with an unrelated skilled nursing facility operator. The Company is also a member in a joint venture located in Texas that provides institutional pharmacy services, which currently serves eight of the Company's SNFs and other facilities unaffiliated with the Company.
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

2. Discontinued Operations
On December 1, 2013, the Company disposed of two skilled nursing facilities, one owned facility in Texas and one leased facility in California. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) Topic 205, “Presentation of Financial Statements,” and FASB ASC Topic 360, “Property, Plant and Equipment,” the results of operations of these facilities for all periods presented and the losses associated with the transaction have been classified as discontinued operations, net of tax, in the accompanying consolidated income statements as the operations have been eliminated from the Company’s ongoing operations.

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net operating revenues	$13,699	$14,724	$16,558
Operating expenses	15,026	15,976	16,214
(Loss) from disposal of assets	(5,690)	—	—
(Loss) income from discontinued operations	(7,017)	(1,252)	344
Income tax (benefit) expense	(2,717)	(458)	133
(Loss) income from discontinued operations	$(4,300)	$(794)	$211

3. Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements of the Company include the accounts of the Company and the Company's wholly-owned companies. All significant intercompany transactions have been eliminated in consolidation.
Estimates and Assumptions
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which requires the Company to consolidate company financial information and make informed estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to revenue, allowance for doubtful accounts, self-insured liability risks, income taxes, valuation of contingent consideration and impairment of long-lived assets and goodwill. Actual results could differ from those estimates.
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
Overall payments made by Medicare for hospice services are subject to an annual cap amount on a per hospice agency basis. Total Medicare payments received for services rendered during the applicable Medicare hospice cap year by each Medicare-certified agency during this period are compared to the cap amount for the relevant period. Payments in excess of the cap are subject to recoupment by Medicare. For the year ended December 31, 2013, 2012, and 2011, the Company recorded net hospice Medicare cap reserves of $5.6 million, $4.1 million and $2.1 million, respectively, as adjustments to revenue. Of the $5.6 million of hospice cap reserves recorded in the year ended December 31, 2013, $0.2 million was related to 2011 cap year, $2.9 million was related to the 2012 cap year, and $2.5 million was related to the 2013 cap year. Of the $4.1 million of hospice cap reserves recorded in the year ended December 31, 2012, $1.9 million related to the 2011 cap year and $2.2 million was related to the 2012 cap year. All of the $2.1 million of hospice cap reserves recorded in the year ended December 31, 2011 was related to the 2011 cap year. This adjustment related to patients who transferred to or from the Company's hospice agencies and who received care from unaffiliated hospice agencies, as a result of which the hospice cap allowance is shared among those agencies.

The following table summarizes how the Company's revenue is derived from services provided to patients by payor classes (including leased facility revenue which is included within private pay and other) (dollars in thousands):

	Year Ended December 31,
	2013		2012		2011
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
Medicare	$260,131	30.9%	$287,918	33.6%	$317,543	37.3%
Medicaid	266,450	31.6	260,872	30.4	248,094	29.1
Subtotal Medicare and Medicaid	526,581	62.5	548,790	64.0	565,637	66.4
Managed Care	107,115	12.7	96,592	11.3	86,147	10.1
Private pay and other	208,576	24.8	212,517	24.7	200,091	23.5
Total	$842,272	100.0%	$857,899	100.0%	$851,875	100.0%
The following table sets forth revenue by state and revenue by state as a percentage of total revenue for the periods (dollars in thousands):

	Year Ended December 31,
	2013		2012		2011
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$343,948	40.8%	$342,398	39.9%	$347,084	40.7%
Texas	164,369	19.5	172,215	20.1	176,675	20.7
New Mexico	98,901	11.7	99,439	11.6	92,569	10.9
Kansas	60,848	7.2	61,662	7.2	67,132	7.9
Nevada	59,410	7.1	62,916	7.3	59,609	7.0
Missouri	58,644	7.0	59,743	7.0	60,738	7.1
Montana	14,220	1.7	15,665	1.8	13,060	1.5
Arizona	14,053	1.7	14,618	1.7	12,086	1.4
Idaho	10,603	1.3	10,300	1.2	9,420	1.1
Iowa	9,556	1.1	10,598	1.2	11,030	1.3
Nebraska	6,246	0.7	4,721	0.6	2,470	0.3
Other	1,474	0.2	3,624	0.4	2	—
Total	$842,272	100.0%	$857,899	100.0%	$851,875	100.0%
The Company's accounts receivable is derived from services provided to patients in the following payor classes for the years ended December 31 (in thousands):

	Year Ended December 31,
	2013	2012
Medicare	$30,063	$32,577
Medicaid	28,153	25,929
Subtotal Medicare and Medicaid	58,216	58,506
Managed care	24,874	24,157
Private pay and other	40,790	40,228
Total accounts receivable	123,880	122,891
Allowance for doubtful accounts	(16,665)	(15,646)
Accounts receivable, net	$107,215	$107,245

The Company estimates bad debt expense and the allowance for doubtful accounts based on historical experience.

In 2011, the Company converted $1.5 million of accounts receivable to notes receivable for certain of its rehabilitation therapy business customers. As of December 31, 2013, notes receivable were approximately $2.0 million compared to $5.3 million as of December 31, 2012, of which $1.5 million and $3.3 million as of December 31, 2013 and 2012, respectively, were reflected as current assets with the remaining balances reflected as long-term assets. Interest rates on these notes approximate market rates as of the dates of the notes.
As of December 31, 2013 and December 31, 2012, two Hallmark Rehabilitation business customers owed $2.0 million, or 100.0% and $5.1 million or 95.1% of the total notes receivable balance respectively. These notes receivable, as well as the trade receivables from these two customers are guaranteed both by the assets of the customers as well as personally by the principal owners of the customers. Additionally, these two customers represented 50.7% and 42.3% of the net accounts receivable for the Company’s rehabilitation therapy services company as of December 31, 2013 and December 31, 2012 respectively. Additionally, these two customers accounted for approximately 41.0%, 41.6% and 41.9% of the rehabilitation therapy services company external revenue for the years ended 2013, 2012, and 2011 respectively. There are no past due accounts receivable that were converted to notes receivable. The notes receivable balance is stated net of an allowance for uncollectibility of approximately zero at December 31, 2013 and $0.1 million at December 31, 2012.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less. At December 31, 2013, the Company had aggregate cash of $4.2 million. This available cash is held in accounts at commercial banking institutions. The Company has periodically invested in AAA money market funds. To date, the Company has not experienced any loss or restricted access to its invested cash or cash equivalents; however, the Company can provide no assurances that access to its invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.
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
Depreciation and amortization of property and equipment under capital leases is included in depreciation and amortization expense. For leasehold improvements, where the Company has acquired the right of first refusal to purchase or to renew the lease, amortization is based on the lesser of the estimated useful lives or the period covered by the right. Depreciation expense was $23.8 million in 2013, $23.6 million in 2012, and $23.6 million in 2011.

Goodwill and Long-Lived Assets
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
The Company periodically evaluates the carrying value of long-lived assets other than goodwill, primarily consisting of our investments in real estate, for impairment indicators. If indicators of impairment are present, the carrying value of the related real estate investments in relation to the future discounted cash flows of the underlying operations is evaluated to assess recoverability of the assets. Measurement of the amount of the impairment, if any, may be based on independent appraisals, established market values of comparable assets or estimates of future cash flows expected. The estimates of these future cash flows are based on assumptions and projections believed by management to be reasonable and supportable. They require management's subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions may vary by type of long-lived asset.
Goodwill and Long-Lived Asset Impairment Testing
As of September 30, 2013, the Company determined the fair value of the long-term care, therapy services and hospice and home health services reporting units for goodwill and intangible assets based upon a combination of the discounted cash flow (income approach) and guideline public company method (market approach). After the fair value was determined and compared to the carrying value of each reporting entity, the Company concluded that the carrying value of the home health care services reporting unit exceeded its fair value and step two of the analysis was performed. The fair value of the long-term care, therapy services, and hospice reporting units exceeded their carrying value.
Upon completion of step two, the Company recorded a goodwill impairment charge as of and for the twelve months ended December 31, 2013 of $16.5 million with respect to the home health services reporting unit as the carrying value of goodwill exceeded its implied fair value. This amount is included within the caption "Impairment of long-lived assets" in the accompanying statement of operations. Additionally, after evaluating its long-lived assets, an impairment charge of $2.5 million was recognized within the home health services reporting unit related to the home health licenses and is included within the caption "Impairment of long-lived assets" in the accompanying statement of operations for the year ended December 31, 2013.
As of December 31, 2013, goodwill in the amount of $69.1 million was recorded on the Company's consolidated balance sheet, of which $9.7 million related to the rehabilitation therapy unit, $53.7 million related to the hospice reporting unit and $5.7 million related to the home health reporting unit.
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
Additionally, for the year ended December 31, 2011, the Company recorded an impairment charge of $3.0 million, which was recognized within the therapy services reporting unit related to the Hallmark Rehabilitation business's trade name which is included within the caption "Impairment of long-lived assets" in the accompanying statement of operations for the year ended December 31, 2011.
Deferred Financing Costs
Deferred financing costs substantially relate to the senior secured credit facility agreement, the HUD insured loans, and the mortgage loans see Note 7 - "Debt," and are being amortized over the maturity periods using an effective-interest method for the term debt component of the senior secured credit facility. At December 31, 2013, deferred financing costs, net of amortization, was $9.2 million, and was $6.4 million at December 31, 2012.

Income Taxes
The Company uses the liability method of accounting for income taxes as set forth in FASB ASC Topic 740, "Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. A valuation allowance is established for deferred tax assets unless their realization is considered more likely than not. When the company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made.
Accounting standards prescribe a recognition threshold and measurement attribute of more likely than not for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
Interest Rate Hedges
The Company's senior secured credit facility agreement exposes the Company to variability in interest payments due to changes in interest rates. The Company entered into an interest rate swap agreement on June 30, 2010 in order to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap agreement was for a notional amount of $70.0 million with an interest rate of 2.3% from January 2012 to June 2013.
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
As of December 31, 2013 and 2012, the asset retirement obligations were $4.3 million and $4.2 million, respectively, which are classified as other long-term liabilities.
Operating Leases
As of December 31, 2013, 22 of the Company's 94 long-term care facilities that it operates were leased. The leases require payment of real estate taxes, insurance and common area maintenance in addition to rent. Most of the leases contain renewal options and escalation clauses.
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

(Loss) Income per Share
The Company computes (loss) income per share of Class A common stock and Class B common stock using the two-class method. The Company’s Class A common stock and Class B common stock are identical in all respects, except with respect to voting rights and except that each share of Class B common stock is convertible into one share of Class A common stock under certain circumstances. Net (loss) income is allocated on a proportionate basis to each class of common stock in the determination of loss per share.
Basic (loss) income per share was computed by dividing net loss by the weighted-average number of outstanding shares for the period.
The following table sets forth the computation of basic and diluted (loss) income per share of Class A common stock and Class B common stock (dollars in thousands, except per share data):

	December 31, 2013			December 31, 2012			December 31, 2011
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
(Loss) income per share, basic
Numerator:
Allocation of net (loss) income from continuing operations	$(3,621)	$(2,563)	$(6,184)	$12,663	$9,728	$22,391	$(111,022)	$(93,232)	$(204,254)
Allocation of net (loss) income from discontinued operations	(2,519)	(1,781)	(4,300)	(449)	(345)	(794)	115	96	211
Allocation of net income (loss)	$(6,140)	$(4,344)	$(10,484)	$12,214	$9,383	$21,597	$(110,907)	$(93,136)	$(204,043)
(Loss) income per share, diluted
Numerator:
Allocation of net (loss) income from continuing operations	$(3,621)	$(2,563)	$(6,184)	$12,714	$9,677	$22,391	$(111,022)	$(93,232)	$(204,254)
Allocation of net (loss) income from discontinued operations	(2,519)	(1,781)	(4,300)	(450)	(344)	(794)	115	96	211
Allocation of net income (loss)	$(6,140)	$(4,344)	$(10,484)	$12,264	$9,333	$21,597	$(110,907)	$(93,136)	$(204,043)
Denominator for basic and diluted (loss) income per share:
Weighted-average common shares outstanding, basic	21,981	15,552	37,533	21,145	16,244	37,389	20,190	16,955	37,145
Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	—	—	—	200	—	200	—	—	—
Adjusted weighted-average common shares outstanding, diluted	21,981	15,552	37,533	21,345	16,244	37,589	20,190	16,955	37,145
(Loss) income per share, basic:
(Loss) earnings per share from continuing operations	$(0.17)	$(0.17)	$(0.17)	$0.60	$0.60	$0.60	$(5.50)	$(5.50)	$(5.50)
(Loss) earnings per share from discontinued operations	(0.11)	(0.11)	(0.11)	(0.02)	(0.02)	(0.02)	0.01	0.01	0.01
Income (loss) per common share	$(0.28)	$(0.28)	$(0.28)	$0.58	$0.58	$0.58	$(5.49)	$(5.49)	$(5.49)
(Loss) income per share, diluted:
(Loss) earnings per share from continuing operations	$(0.17)	$(0.17)	$(0.17)	$0.60	$0.60	$0.60	$(5.50)	$(5.50)	$(5.50)
(Loss) earnings per share from discontinued operations	(0.11)	(0.11)	(0.11)	(0.02)	(0.02)	(0.02)	0.01	0.01	0.01
Income (loss) per common share	$(0.28)	$(0.28)	$(0.28)	$0.58	$0.58	$0.58	$(5.49)	$(5.49)	$(5.49)
The following were excluded from the weighted-average diluted shares computation for 2013, 2012, and 2011 (shares in thousands) because the effect would be anti-dilutive:

	Year Ended December 31,
	2013	2012	2011
Options to purchase common shares	717	472	206
Non-vested restricted stock and restricted stock units	527	325	47
Total excluded	1,244	797	253

Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income consists of other comprehensive (loss) income. Other comprehensive (loss) income refers to gains and losses that, under U.S. GAAP, are recorded as an element of stockholders’ equity but are excluded from net loss. For the year ended December 31, 2013, the Company’s other comprehensive (loss) income consisted of deferred gains and losses on the Company’s interest rate hedge transactions accounted for as a cash flow hedge and unrealized gains on available for sale ("AFS") securities.
The following table summarizes activity in other comprehensive (loss) income related to the Company's interest rate hedge transactions, net of taxes, held by the Company (in thousands):

	2013	2012	2011
Net unrealized income (loss), net of tax (benefit) expense of $98 in 2013, $230 in 2012, and ($214) in 2011	$155	$363	$(272)

Recent Accounting Pronouncements
In November 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, ("ASU 2011-11"). This ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The adoption of ASU 2011-11 became effective for the Company's interim and annual periods beginning on or after January 1, 2013. The adoption of this guidance did not have a material impact on its consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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
Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table summarizes the valuation of the Company’s interest rate hedge transaction and contingent consideration as of December 31, 2013 and 2012 fair value hierarchy (dollars in thousands):

	December 31,
	2013			2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate hedges	$—	$—	$—	$—	$(277)	$—
Available for sale securities	$—	$1,046	$—	$—	$1,070	$—
Contingent consideration – acquisitions	$—	$—	$1,736	$—	$—	$6,238

In accordance with FASB ASC Topic 350, " Intangibles - Goodwill and Other ," as of December 31, 2013, goodwill with a carrying amount of $85.6 million was written down to its implied fair value of $69.1 million resulting in an impairment charge of $16.5 million. Additionally, after evaluating its long-lived assets, an impairment charge of $2.5 million was recognized within the home health services reporting unit related to home health licenses. The assets were measured using an income and market approach with significant unobservable inputs (Level 3). As of December 31, 2012 there was no goodwill related to the long-term care reporting unit, $9.7 million related to the rehabilitation therapy reporting unit, $53.7 million related to the hospice reporting unit and $22.2 million related to the home health reporting unit.
Interest Rate Hedges
The Company entered into an interest rate swap agreement in order to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap agreement was for a notional amount of $70.0 million with a LIBOR rate not to exceed 2.3% from January 2012 to June 2013, its termination date. The fair value of the swap as of December 31, 2012 is recorded in accounts payable and accrued expenses.
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
Available for Sale Securities
The Company's wholly owned offshore captive insurance company is required by regulatory agencies to set aside assets to comply with the laws of the jurisdiction in which it operates. These assets consist of restricted cash and available for sale securities, which are included in other assets in the Company's consolidated December 31, 2013 balance sheet. The Company's available for sale securities are U.S. government securities with an amortized cost basis and aggregate fair value of $1.0 million and $1.0 million, respectively, as of December 31, 2013. As of December 31, 2012 the Company's available for sale securities are U.S. government securities with an amortized cost basis and aggregate fair value of $1.0 million and $1.1 million, respectively. Net unrealized gains (losses) included in other comprehensive (loss) income on the Company's available for sale securities totaled $0.1 million for the year ended December 31, 2013 and $0.1 million for the year ended December 31, 2012.
Contingent Consideration
On May 1, 2010, the Company acquired substantially all of the assets of five Medicare-certified hospice companies and four Medicare-certified home health companies located in Arizona, Idaho, Montana and Nevada (which is sometimes referred to herein as the "Hospice/Home Health Acquisition"). As part of the purchase agreement, the purchase consideration included cash, promissory notes, contingent consideration, and deferred cash payments. The contingent consideration arrangement requires the Company to pay contingent payments should the acquired operations achieve certain financial targets based on Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) of the acquired businesses, as defined in the acquisition agreement, which was filed as Exhibit 2.1 to the Company’s Report on Form 10-Q filed with the SEC on May 4, 2010. The contingent consideration is up to $7.0 million over a period of 5 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. As this fair value measurement is based upon the financial forecast of the combined acquired entities, which input is not observable in the market, this thus represents a Level 3 measurement. The contingent consideration was recorded at the date of acquisition in the amount of $4.9 million. In 2013, a benefit of $3.7 million was recorded for the change in fair value of contingent consideration related to the 2010 hospice and home health acquisition due to reductions in forecasted EBITDA, which reduced the likelihood of the businesses achieving their EBITDA target necessary for the earn-out to be paid in future period. As of December 31, 2013, the contingent consideration had a fair value of zero. There has been no change in the valuation technique of the contingent consideration from December 31, 2011 to December 31, 2013.
On July 1, 2011, a wholly-owned subsidiary of the Company acquired Altura Homecare & Rehab ("Altura"). The acquisition includes contingent earn-out consideration that can be earned based on the acquired business's achievement of an EBITDA threshold. The contingent consideration is up to $1.5 million over a period of 3 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. As this fair value measurement is based upon the financial forecast of the acquired entity, which input is not observable in the market, this thus represents a Level 3 measurement. The fair value of the earn-out at December 31, 2012 was $1.0 million and at December 31, 2013 was $0.5 million which reflects payments of $0.5 million to the seller.

On October 24, 2011, wholly-owned subsidiaries of the Company acquired substantially all of the assets of Cornerstone Hospice, Inc. ("Cornerstone"). The acquisition includes contingent earn-out consideration that can be earned based on the acquired business's achievement of an EBITDA threshold. The contingent consideration is up to $1.5 million over a period of 5 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. As this fair value measurement is based upon the financial forecast of the combined acquired entities, which input is not observable in the market, this thus represents a Level 3 measurement. The fair value of the earn-out at December 31, 2012 was $1.4 million and at December 31, 2013 was $1.1 million which reflects a $0.3 million payment to the seller.
On May 13, 2012, a wholly-owned subsidiary of the Company acquired substantially all of the assets of A Better Care Home Health, Inc. ("ABC"). The acquisition includes contingent earn-out consideration that can be earned based on the acquired operations' achievement of an EBITDA threshold. The contingent consideration spans 3 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of the earn-out at December 31, 2012 and at December 31, 2013 was $0.1 million.
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
Below is a table listing the Level 3 rollforward as of December 31, 2013 (in thousands):

Level 3 Rollforward
Value at January 1, 2013	$6,238
Change in fair value	(3,702)
Payout	(800)
Value at December 31, 2013	$1,736
Below is a table listing the amount of loss recognized before income tax in other comprehensive income (“OCI”) on the interest rate swap for the years ending December 31, 2013, 2012, and 2011 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)

	Year Ended December 31,
	2013	2012	2011
Interest rate swap	$—	$(26)	$(272)
Below is a table listing the amount of gain (loss) reclassified from accumulated OCI into income (effective portion) for the year ending December 31, 2013, 2012, and 2011 (in thousands):

Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended December 31,
	2013	2012	2011
Interest expense	$169	$347	$—

Long-Term Debt
At December 31, 2013, the aggregate fair value of the Company's term loan due 2016, the revolving credit facility due 2015, the HUD insured loans due in 2043 and 2048, the mortgage term loan due 2016, and the asset based revolving credit facility due 2016, using the Level 2 inputs, approximated the carrying value. The carrying value of the debt at December 31, 2013 was $419.1 million. Fair value was estimated based on current yield rates plus the Company's estimated credit spread available for loan products with similar terms and maturities.

5. Intangible Assets
Identified intangible assets are amortized over their useful lives except for trade names and certain other long-lived intangibles, which have an indefinite life. As described in Note 3, "Summary of Significant Accounting Policies," the Company recorded an impairment charge of $2.5 million for the year ended December 31, 2013 within the home health services reporting unit related to the home health licenses which is included within the caption "Impairment of long-lived assets" in the accompanying statement of operations.
Amortization expense was approximately $0.3 million in 2013, $0.4 million in 2012 and $1.1 million in 2011. Amortization of the Company’s intangible assets at December 31, 2013 is expected to be approximately $0.3 million in 2014, $0.3 million in 2015, $0.3 million in 2016, and zero in 2017 and thereafter. Identified intangible asset balances by major class at December 31, 2013 and 2012, are as follows (dollars in thousands):

	Cost	Life (in years)	Accumulated Amortization	Net Balance
Intangible assets subject to amortization:
Covenants not-to-compete	$520	5	$(399)	$121
Leasehold interests	5,050	7-29	(4,241)	809
Total	$5,570		$(4,640)	$930
Intangible assets not subject to amortization:
Trade names				$14,130
Other long-lived intangibles substantially related to operating licenses				3,747
Balance at December 31, 2013				$18,807

	Cost	Life (in years)	Accumulated Amortization	Net Balance
Intangible assets subject to amortization:
Covenants not-to-compete	$520	5	$(346)	$174
Leasehold interests	5,050	7-29	(3,872)	1,178
Total	$5,570		$(4,218)	$1,352
Intangible assets not subject to amortization:
Trade names				$14,130
Other long-lived intangibles substantially related to operating licenses				6,553
Balance at December 31, 2012				$22,035

6. Business Segments
The Company has three reportable operating segments: (i) long-term care services ("LTC"), which includes the operation of SNFs and ALFs which is the most significant portion of the Company's business, the Company's administrative services provided to an unrelated SNF operator, and the facility lease revenue from a third-party operator; (ii) the Company's rehabilitation therapy services business; and (iii) the Company's hospice and home health businesses. The "other" column in the table below includes general and administrative items. The Company's reportable segments are business units that offer different services, and that are managed differently due to the nature of the services provided.

At December 31, 2013, LTC services included 72 wholly-owned SNF operating companies that offer post-acute, rehabilitative custodial and specialty skilled nursing care, as well as 22 wholly-owned ALF operating companies that provide room and board and social services. Therapy services included rehabilitative services such as physical, occupational and speech therapy provided in the Company's facilities and in unaffiliated facilities. Hospice and home health services were provided by the Company's wholly owned subsidiaries to patients.
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
The following table sets forth selected financial data consolidated by business segment (dollars in thousands):

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Year Ended December 31, 2013
Net patient service revenue from external customers	$638,139	$102,169	$98,842	$—	$—	$839,150
Leased facility revenue	3,122	—	—	—	—	3,122
Intersegment revenue	2,350	56,959	—	—	(59,309)	—
Total revenue	$643,611	$159,128	$98,842	$—	$(59,309)	$842,272
Operating income (loss)	$51,281	$10,244	$(8,717)	$(27,283)	$—	$25,525
Interest expense, net of interest income						(33,923)
Other income						188
Equity in earnings of joint venture						1,949
Debt modification/retirement costs						(2,828)
Loss from continuing operations before provision for income taxes						$(9,089)
Depreciation and amortization	$21,796	$688	$623	$664	$—	$23,771
Segment capital expenditures	$12,364	$132	$832	$108	$—	$13,436
Adjusted EBITDA	$70,240	$11,328	$7,698	$(19,773)	$—	$69,493
Adjusted EBITDAR	$87,230	$11,328	$9,536	$(19,773)	$—	$88,321
Year Ended December 31, 2012
Net patient service revenue from external customers	$643,740	$104,403	$106,696	$—	$—	$854,839
Leased facility revenue	3,060	—	—	—	—	3,060
Intersegment revenue	2,587	61,932	—	—	(64,519)	—
Total revenue	$649,387	$166,335	$106,696	$—	$(64,519)	$857,899
Operating income (loss)	$72,259	$12,133	$15,349	$(24,996)	$—	$74,745
Interest expense, net of interest income						(37,248)
Other expense						(32)
Equity in earnings of joint venture						1,948

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Debt retirement costs						(4,126)
Income from continuing operations before provision for income taxes						$35,287
Depreciation and amortization	$21,649	$669	$607	$716	$—	$23,641
Segment capital expenditures	$15,551	$823	$1,053	$2,098	$—	$19,525
Adjusted EBITDA	$93,306	$12,944	$17,102	$(22,233)	$—	$101,119
Adjusted EBITDAR	$109,728	$12,944	$18,591	$(22,203)	$—	$119,060
Year Ended December 31, 2011
Net patient service revenue from external customers	$673,549	$92,765	$83,322	$—	$—	$849,636
Leased facility revenue	2,239	—	—	—	—	2,239
Intersegment revenue	1,938	64,377	—	—	(66,315)	—
Total revenue	$677,726	$157,142	$83,322	$—	$(66,315)	$851,875
Operating (loss) income	$(144,605)	$(9,460)	$15,967	$(26,410)	$—	$(164,508)
Interest expense, net of interest income						(38,281)
Other income						(528)
Equity in earnings of joint venture						1,955
Loss from continuing operations before provision for income taxes						$(201,362)
Depreciation and amortization	$21,999	$436	$514	$653	$—	$23,602
Segment capital expenditures	$14,001	$1,455	$403	$439	$—	$16,298
Adjusted EBITDA	$116,535	$18,275	$17,502	$(23,490)	$—	$128,822
Adjusted EBITDAR	$133,341	$18,273	$18,485	$(23,434)	$—	$146,665

A reconciliation of Adjusted EBITDA and Adjusted EBITDAR to net (loss) income is as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Adjusted EBITDAR	$88,321	$119,060	$146,665
Rent cost of revenue	18,828	17,941	17,843
Adjusted EBITDA	69,493	101,119	128,822
Depreciation and amortization	(23,771)	(23,641)	(23,602)
Interest expense	(34,258)	(37,760)	(38,994)
Interest income	335	512	713
Disposal of property and equipment (a)	—	—	(290)
Impairment of long-lived assets (b)	(19,000)	—	(270,478)
Debt modification/retirement costs (c)	(2,828)	(4,126)	—
Organization restructuring costs (d)	(2,343)	—	—
Change in fair value of contingent consideration (e)	3,702	(817)	(750)
Closure of California home health agency (f)	(419)	—	—
Litigation settlement costs, net of recoveries (g)	—	—	4,488
Expenses related to the exploration of strategic alternatives (h)	—	—	(716)
Exit costs related to Northern California divestiture (i)	—	—	(820)
Recovery of expenses related to the divestiture of Westside Campus of Care facility (j)	—	—	265
Discontinued operations, net of taxes (k)	(4,300)	(794)	211
(Benefit) provision for income taxes	(2,905)	12,896	2,892
Net (loss) income	$(10,484)	$21,597	$(204,043)

Notes

(a)	While unusual and non-recurring gains or losses on sales of assets are required under U.S. GAAP, these amounts are not reflective of income and losses of the Company's underlying business.

(b)
During the third quarter of 2013, the Company recorded a goodwill impairment charge of $19.0 million related to its home health reporting unit. During the third quarter of 2011, the Company recorded goodwill impairment charges of $243.2 million related to its long term care reporting unit, $24.3 million for the therapy services reporting unit and a $3.0 million impairment charge within the therapy services reporting unit related to the Hallmark Rehabilitation business' trade name. See "Note 3 - Goodwill and Long-lived Impairment Testing", for a more detailed discussion of the goodwill impairment charges.

(c)
For the year ended December 31, 2013, the Company recorded debt modification/retirement costs of $2.8 million. Of the $2.8 million expensed for debt modification, $1.1 million related to the June 2013 credit facility amendment. The remaining $1.7 million was related to deferred financing fees expensed on the extinguishment of term debt that was refinanced with HUD insured loans as well as the term debt that was refinanced with MidCap Financial. In the second quarter of 2012, the Company refinanced its senior subordinated notes (the "2014 Notes") and recorded debt retirement cost of $4.1 million for the year ended December 31, 2012.

(d)	In 2013, the Company recorded $2.0 million in organization restructure costs.

(e)
In 2013, a benefit of $3.7 million was recorded for the change in fair value of contingent consideration related to the 2010 hospice and home health acquisition due to reductions in forecasted EBITDA, which reduced the likelihood of the businesses achieving their EBITDA target necessary for the earn-out to be paid in future period.

(f)	In the third quarter of 2013 the Company recorded a $0.4 million intangible asset impairment charge related to the closure of its California home health agency.

(g)
During the third quarter of 2011, the Company recorded $4.5 million of insurance recoveries related to the litigation settlement expense of $53.5 million recorded during the third quarter of 2010. The $53.5 million was comprised of a $50.0 million cash settlement related to the Humboldt County Action described in Note 13, "Commitments and Contingencies-Litigation", and $3.0 million of related legal expenses, and $0.5 million in costs related to a securities class action related to our initial public offering (which was settled in August 2010).

(h)
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

(i)
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

(j)
During the third quarter of 2011, the Company recorded a recovery of approximately $0.3 million in expenses related to the divestiture of Westside Campus of Care skilled nursing facility operations in Texas in December 2010.

(k)
The Company sold two skilled nursing facilities on December 1, 2013, one owned facility in Texas and one leased facility in California, therefore, the results of these transactions have been classified as discontinued operations.

The following table presents the segment assets as of December 31, 2013 compared to December 31, 2012 (dollars in thousands):

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Total
December 31, 2013:
Segment total assets	$445,987	$48,251	$80,290	$68,888	$643,416
Goodwill and intangibles included in total assets	$1,300	$23,693	$62,879	$—	$87,872
December 31, 2012:
Segment total assets	$471,129	$52,559	$103,800	$55,148	$682,636
Goodwill and intangibles included in total assets	$1,670	$23,693	$82,281	$—	$107,644
7. Debt
The Company’s long-term debt is summarized as follows (dollars in thousands):

	As of December 31,
	2013	2012
Term Loan, due 2016, interest rate based on LIBOR (subject to a 1.50% floor) plus 5.25%, or 6.75%, at December 31, 2013 and December 31, 2012; collateralized by substantially all assets of the Company excluding the skilled nursing facilities that collateralize the HUD insured mortgage loans and the skilled nursing facilities that collateralize the MidCap Financial credit facility	$243,953	$411,600
Term Loan original issue discount	(1,254)	(3,013)
Revolving Credit Facility due 2015, interest rate comprised of the Prime rate of 3.25% plus 3.50%, or 6.75%, at December 31, 2013 and December 31, 2012	11,000	10,000
Revolving Credit Facility due 2015, interest rate comprised of LIBOR plus 4.50% or 4.74% at December 31, 2013 and December 31, 2012	7,057	25,000
HUD insured loans due in 2043 and 2048, with a weighted average interest rate of 4.24% at December 31, 2013	87,314	—
Term Loan, due 2016, interest rate based on LIBOR rate (subject to a floor of 0.75%) plus 5.95% or 6.70%, at December 31, 2013; collateralized by 10 skilled nursing facilities	62,000	—
Revolving Credit Facility due 2016, interest rate comprised of LIBOR (subject to a floor of 0.75%) plus 5.95% or 6.70% at December 31, 2013; collateralized by the accounts receivable of 10 skilled nursing facilities	5,000	—
Note payable due December 2018, interest rate fixed at 6.50%, payable in monthly installments, collateralized by a first priority deed of trust	959	1,118
Hospice/Home Health Acquisition note, interest rate fixed at 6.00%	—	1,483
Insurance premiums financed	2,990	2,119
Other	106	660
Total long-term debt	419,125	448,967
Less amounts due within one year	(7,630)	(13,338)
Long-term debt, net of current portion	$411,495	$435,629

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
The Company has the right to increase its borrowings under the revolving credit facility up to an aggregate amount of $150 million provided that the Company is in compliance with the Restated Credit Agreement, that the additional debt would not cause any covenant violation of the Restated Credit Agreement, and that existing or new lenders within the Restated Credit Agreement agree to increase their commitments. To reduce the risk related to interest rate fluctuations, the Prior Credit Agreement required the Company to enter into, and the Restated Credit Agreement required us to continue to maintain, an interest rate swap, cap or similar agreement to effectively fix or cap the interest rate on 40% of its funded long-term debt for a three year period ending in 2013. The Company entered into an interest rate hedge transactions, as described in Note 4 - "Fair Value Measurements," in order to comply with this requirement.
Under the senior secured credit facility, the Company must maintain compliance with specified financial covenants measured on a quarterly basis. The senior secured credit facility also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the senior secured credit facility, subject to certain exceptions and minimum thresholds, the Company is required to apply all of the proceeds from any issuance of debt, as much as half of the proceeds from any issuance of equity, as much as 75% of the Company's annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement), and amounts received in connection with any sale of the Company's assets to repay the outstanding amounts under the Restated Credit Agreement. The Company believes that it is in compliance with its debt covenants as of December 31, 2013. As of December 31, 2013, the fixed charge coverage ratio was 2.2, which compares to a minimum requirement of 2.0 and the leverage ratio was 4.5, as compared to an allowed maximum of 5.0.

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
HUD Insured and Other Mortgage Loans
In 2013, we received funding of 10 loans insured by HUD. The loans have a combined aggregate original principal balance of $87.6 million and are secured by 10 skilled nursing facilities. The HUD insured loans have an average all in interest rate of approximately 5.3% and amortization term 30 to 35 years. As of December 31, 2013 the HUD insured loans have a combined aggregate principal balance of $87.3 million.
Accordingly, as of December 31, 2013, the Company has 10 mortgages insured by HUD, which are each secured by a skilled nursing facility. These mortgages have an average remaining term of 33 years with fixed interest rates ranging from 3.3% to 4.5% and a weighted average interest rate of 4.23%. Depending on the mortgage agreement, prepayments are generally allowed only after 12 months or from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required. As all $87.6 million of the HUD insured mortgage loans were originated in 2013, none of the loans could be prepaid at December 31, 2013. Any further HUD insured mortgages will require additional HUD approval.
All HUD-insured mortgages are non-recourse loans to the Company. All mortgages are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of December 31, 2013, the Company has escrow reserve funds of $2.0 million with the loan servicer that are reported within other current assets, and replacement reserve funds of $2.2 million in other assets. The net proceeds of the HUD insured loans are required to be used to pay down term debt under the Restated Credit Agreement. As of December 31, 2013, $87.6 million of HUD insured loan proceeds were used to pay down term debt.
As of December 31, 2013 the Company has 10 additional skilled nursing facilities securing a $62.0 million mortgage loan and a $5.0 million asset based revolving credit facility with MidCap Financial. Both loans have an interest rate of LIBOR plus a margin of 5.95% with a LIBOR floor of 0.75%. The mortgage loan amortizes over 25 years with the remaining principal due December 1, 2016. There are additional quarterly principal payments of $0.3 million beginning after six months, $0.4 million in year two and $0.5 million in year three. The mortgage loan has a debt service coverage ratio and a minimum debt coverage ratio, both of which were met at December 31, 2013. The asset based revolving credit facility is secured by the accounts receivable of the 10 skilled nursing facilities. As of December 31, 2013, $65.0 million of mortgage loan and asset based revolving credit facility proceeds were used to pay down term debt.
Other Debt
The Company issued $10.0 million of promissory notes as part of the purchase consideration for the Hospice/Home Health Acquisition. The notes bear interest at 6.0% with $2.0 million of principal due annually beginning November 1, 2010. During 2012, the notes were substantially paid down leaving a remaining balance of $1.5 million at December 31, 2012. The promissory notes were payable to the selling entities, of which the Senior Vice President of Signature Hospice & Home Health, LLC was a significant shareholder. Signature Hospice & Home Health, LLC is a consolidated subsidiary of Skilled holding 100% interests in the operating companies for the Hospice/Home Health Acquisition. The promissory notes were paid in full in April 2013.

Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt as of December 31, 2013 are as follows (in thousands):

Long-Term Debt
2014	$7,630
2015	28,670
2016	300,436
2017	1,683
2018	1,757
Thereafter	80,203
420,379
Less original issue discount at December 31, 2013	(1,254)
$419,125
8. Other Current Assets and Other Assets

Other current assets consisted of the following at December 31 (in thousands):

	As of December 31,
	2013	2012
Current portion of notes receivable, net	$1,501	$3,149
Supplies inventory	2,766	2,778
Income tax refund receivable	7,654	2,114
Current portion of insurance recoveries	226	871
Other current assets	41	1,400
	$12,188	$10,312

Other assets consisted of the following at December 31 (in thousands):

	As of December 31,
	2013	2012
Equity investment in joint ventures (see Note 15)	$6,420	$5,525
Restricted cash	26,965	22,931
Deposits and other assets	9,147	7,225
Insurance recoveries	176	4,056
	$42,708	$39,737
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

9. Property and Equipment
Property and equipment consisted of the following as of December 31 (in thousands):

	2013	2012
Land and land improvements	$62,370	$64,983
Buildings and leasehold improvements	320,923	331,316
Furniture and equipment	87,392	83,949
Construction in progress	8,621	8,638
	479,306	488,886
Less accumulated depreciation	(137,484)	(118,141)
	$341,822	$370,745

Leased facility assets consisted of the following as of December 31 (in thousands):

	2013	2012
Leased facility assets	$13,848	$13,848
Less accumulated depreciation	(4,432)	(3,935)
	$9,416	$9,913
The Company began leasing five skilled nursing facilities in California to an unaffiliated third party operator in April 2011 and signed a 10-year lease with two 10-year extension options exercisable by the lessee.

10. Income Taxes
The income tax (benefit) expense from operations consisted of the following for the years ended December 31 (in thousands):

	2013	2012	2011
Federal:
Current	$(2,844)	$6,202	$11,244
Deferred	(2,007)	4,755	(9,314)
State:
Current	66	1,004	2,200
Deferred	1,880	935	(1,238)
Income tax (benefit) expense from continuing operations	(2,905)	12,896	2,892
Income tax (benefit) expense from discontinued operations	(2,717)	(458)	133
	$(5,622)	$12,438	$3,025

A reconciliation of the income tax (benefit) expense on income from continuing operations computed at statutory rates to the Company's actual effective tax rate is summarized as follows for the years ended December 31 (in thousands):

	2013	2012	2011
Federal rate (35%)	$(3,182)	$12,350	$(70,477)
State taxes, net of federal tax benefit	(252)	1,267	209
Uncertain tax positions and related interest	53	25	(191)
Goodwill	—	—	73,881
Lavender class action settlement	(1,050)	—	—
Change in state valuation allowance, net of federal tax benefit	1,517	—	413
Other permanent items	223	253	283
Return to provision adjustment	(573)	(740)	(506)
Credits, net	(520)	(260)	(770)
Stock-based compensation	808	38	—
Other, net	71	(37)	50
	$(2,905)	$12,896	$2,892
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
At December 31, 2013 and 2012, we retained a valuation allowance for our state loss and credit carryforwards of $3.0 million and $0.7 million, respectively, as a result of certain restrictions regarding their utilization. On July 11, 2013, legislation was enacted in California that will limit the carryover period for unused enterprise zone ("EZ") tax credits to 10 years beginning in 2014. Prior to this legislation, unused EZ tax credits could be carried over indefinitely. This change in carryforward period resulted in the recording of a $2.3 million increase to the state valuation allowance, which was partially offset by the federal benefit resulting from the increase in state valuation allowance of $0.8 million.

Significant components of the Company's deferred income tax assets and liabilities at December 31 are as follows (in thousands):

	2013		2012
	Current	Non- Current	Current	Non- Current
Deferred income tax assets:
Vacation and other accrued expenses	$5,072	$9,372	$6,270	$8,106
Allowance for doubtful accounts	3,774	—	4,385	—
Professional liability accrual	3,260	951	1,936	3,525
Rent accrual	112	2,859	77	2,799
Asset retirement obligation, net	—	1,488	—	1,412
CA EZ credit carryforward	—	3,789	—	3,696
Intangible assets	—	8,956	—	6,384
Other	1,069	502	1,319	8
Total deferred income tax assets	13,287	27,917	13,987	25,930
Deferred income tax liabilities:
Fixed assets	—	(14,495)	—	(15,545)
Prepaid Expenses	(2,435)	—	(2,291)	—
Other	—	(1,900)	—	(2,330)
Total deferred income tax liabilities	(2,435)	(16,395)	(2,291)	(17,875)
Net deferred income tax assets	10,852	11,522	11,696	8,055
Valuation allowance	(976)	(2,050)	—	(693)
Net deferred income tax assets	$9,876	$9,472	$11,696	$7,362
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Balance at January 1,	$195	$135	$18
Additions for tax positions of prior years	108	139	117
Settlements	—	(79)	—
Reductions for lapses of statutes	—	—	—
Balance at December 31,	$303	$195	$135
At December 31, 2013, the total amount of unrecognized tax benefit was $0.3 million, which will result in a benefit to the provision for income taxes in 2014 and subsequent years, if recognized.
The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes line item of the consolidated statements of operations. As of December 31, 2013 and 2012, our accrued interest and penalties on unrecognized tax benefits was negligible.
The Company is subject to taxation in the United States and in various state jurisdictions. The Company's tax years 2010 and forward are subject to examination by the United States Internal Revenue Service. The Company’s tax years 2009 and forward are subject to examination by the Company's material state jurisdictions. The Internal Revenue Service completed a limited scope audit of our 2007 through 2009 tax years and the results were negligible.

11. Stockholders' Equity
The Company did not declare or pay cash dividends in either 2013 or 2012. The Company does not anticipate paying any cash dividends on our common stock in the foreseeable future. The Company currently expects that it will retain all available cash, if any, for use as working capital and for other general purposes, including to service or repay the debt and to fund the operation and expansion of its business. Any payment of future dividends will be at the discretion of the board of directors and will depend on, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant.
Holders of the Company's Class A common stock are entitled to a voting power of one vote per share and holders of the Company's Class B common stock are entitled to a voting power of ten votes per share. Mandatory and optional conversion of the Class B common stock into Class A common stock exists on a one-for-one basis under certain circumstances.

12. Stock-Based Compensation
2005 Restricted Stock Plan
In December 2005, the Company’s board of directors adopted a restricted stock plan with respect to Skilled’s Class B common stock (the "Restricted Stock Plan"). The Restricted Stock Plan provided for awards of restricted stock to the Company’s officers and other key employees. Such grants of restricted stock were required to be evidenced by restricted stock agreements and were subject to the vesting and other requirements as determined at the time of grant by a committee appointed by the board of directors. Restricted shares of each initial participant vested (i) 25% on the date of grant and (ii) 25% on each of the first three anniversaries of the date of grant, unless such initial participant ceases to be an employee of or consultant to Skilled or any of its companies on the relevant anniversary date. As of December 31, 2013, the aggregate number of shares of Class B stock issued under the Restricted Stock Plan was 1.3 million, net of forfeitures, all of which have fully vested. No additional shares of common stock are available for issuance under this plan.
2007 Incentive Award Plan
In April 2007, Skilled's board of directors adopted the Skilled Healthcare Group, Inc. 2007 Incentive Award Plan (the "2007 Plan") that provides for cash-based and equity-based awards to the Company's directors, officers, and other key employees. In May 2008, the stockholders of the Company approved the 2007 Plan increasing the number of shares of the Company’s Class A common stock that may be issued under the 2007 Plan by 1.5 million shares to a total of 2.6 million shares. The 2007 Plan became effective immediately upon stockholder approval. The Company's stockholders approved an amendment of the 2007 Plan in May 2011, which increased the number of shares of Class A common stock available for issuance under the plan by 1.9 million shares to a total of 4.5 million shares. In May 2013, the Company's stockholders approved an amendment of the 2007 Plan, which increased the number of shares of Class A common stock available for issuance under the plan by 1.0 million shares to a total of 5.5 million shares.
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
Under the 2007 Plan, incentive and nonqualified stock options may be granted to eligible participants for the right to purchase common stock at a specified price which may not be less than the fair market value on the date of the grant. Based on the terms of individual option grants, options granted under the 2007 Plan generally expire 10 years after the grant date and generally become exercisable over a period of four years, with annual vesting, based on continued employment. In 2013 the Company granted no new options to purchase shares of Class A common stock. In 2012, and 2011, the Company granted 0.1 million, and 0.1 million options, respectively, to purchase shares of Class A common stock.
In November 2008, the Company began granting performance based restricted Class A common shares and stock options to executive officers. The stock options vest ratably over a four-year period. The fair value of the stock options is valued utilizing the Black-Scholes model and is amortized over the vesting period of the options. The fair value of the performance shares is is recognized as compensation expense based on the most probable outcome of the performance condition which is evaluated quarterly using the Company's forecasted and actual results. As of December 31, 2013, there were 0.8 million non-vested performance based restricted stock awards outstanding as compared to 0.7 million for the same period in 2012.

As of December 31, 2013, the aggregate number of Class A common shares and restricted stock units issued under the 2007 plan was 3.7 million as compared to 2.1 million as of December 31, 2012.
During the year ended December 31, 2013, the following restricted stock awards, restricted stock units and performance stock awards occurred under the Company’s existing plans (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested balance at January 1, 2013	1,355	$8.27
Granted	1,737	4.96
Vested	(456)	5.47
Forfeited	(380)	7.49
Non-vested balance at December 31, 2013	2,256	$6.42
As of December 31, 2013, there was approximately $4.6 million of total unrecognized compensation costs related to restricted stock awards, restricted stock units and performance stock awards as compared to $4.2 million for the year ended December 31, 2012. These costs have a weighted-average remaining recognition period of 1.8 as of December 31, 2013 and 1.6 years as of December 31, 2012. The total fair value of shares vested during the years ended December 31, 2013, 2012, and 2011 was $2.5 million, $1.8 million, and $2.3 million, respectively.
The fair value of the stock option grants for the years ended December 31, 2013 and 2012 was estimated on the date of the grants using the Black-Scholes option pricing model with the following assumptions and resulting fair value amounts:

	Year Ended December 31,
	2013	2012
Risk-free interest rate	N/A	1.15%
Expected Life	N/A	6.25 years
Dividend yield	N/A	—%
Volatility	N/A	82.60%
Weighted-average fair value	N/A	$4.78
There were no new stock options granted in the year ended December 31, 2013. For the twelve months ended December 31, 2012, 106,748 new stock options were granted.
There were no options exercised during the year ended December 31, 2013. As of December 31, 2013, there was $0.3 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 0.9 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company's expectations.
The following table summarizes stock option activity during the year ended December 31, 2013 under the Skilled Healthcare Group, Inc. Amended and Restated 2007 Incentive Award Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	1,122	$8.83
Granted	—	—
Forfeited or cancelled	(328)	9.55
Outstanding at December 31, 2013	794	$8.54	5.58	$—
Fully vested and expected to vest at December 31, 2013	790	$8.55	5.57	$—
Exercisable at December 31, 2013	623	$8.93	5.22	$—

Aggregate intrinsic value represents the value of Skilled's closing stock price on the New York Stock Exchange on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.

The amount of compensation included in general and administrative expenses was $1.7 million, $3.0 million, and $2.4 million for the year ended December 31, 2013, 2012 and 2011, respectively. The amount of compensation included in cost of services was $1.3 million, $1.8 million, and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

13. Commitments and Contingencies
Leases
The Company leases certain of its facilities under non-cancelable operating leases. The leases generally provide for payment of property taxes, insurance and repairs, and have rent escalation clauses, principally based upon the Consumer Price Index or other fixed annual adjustments.
The future minimum rental payments under non-cancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2013 are as follows (in thousands):

2014	$19,275
2015	16,554
2016	16,166
2017	13,413
2018	7,981
Thereafter	37,656
$111,045

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
In the course of communications with the California Attorney General's Bureau of Medi-Cal Fraud & Elder Abuse ("BMFEA") related to the BMFEA matter discussed below, representatives of the California Attorney General and the U.S. Department of Justice indicated an interest in pursuing an action under the False Claims Act and certain other legal theories based upon the jury findings of understaffing in the Humboldt County Action. While the Company will cooperate with the government's evaluation of the matter, the Company views the government's apparent legal theories, including the False Claims Act theories, as lacking support in the established case law and intends to vigorously defend any such action if brought.
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
Workers' Compensation. The Company has maintained workers' compensation insurance as statutorily required. Most of its commercial workers' compensation insurance purchased is loss sensitive in nature, except as noted below. As a result, the Company is responsible for adverse loss development. Additionally, the Company self-insures the first unaggregated $1.0 million per workers' compensation claim for all California, New Mexico and Nevada skilled nursing and assisted living businesses. The Company has elected not to carry workers' compensation insurance in Texas and it may be liable for negligence claims that are asserted against it by its Texas-based employees. For the policy periods up to December 31, 2011, the Company has purchased guaranteed cost policies for its Kansas, Missouri, Iowa and Nebraska skilled nursing and assisted living businesses, as well as all of its hospice and home health businesses. There are no deductibles associated with these programs. For Calendar year 2013, the Company self-insured the first $0.5 million for these businesses. The Company recognizes a liability in its interim consolidated financial statements for its estimated self-insured workers' compensation risks. Historically, estimated liabilities have been sufficient to cover actual claims. Effective January 1, 2014 the Company self-insures its workers compensation for all its business operations other than those based in Texas through its wholly-owned offshore captive insurance company, Fountain View Reinsurance, Ltd., for claims up to $1.0 million.
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
Effective September 1, 2011, the Company purchased excess liability policies with $25.0 million per loss and annual aggregate limits for claims in excess of $1.0 million per loss for all businesses. This program was modified effective September 1, 2013 such that the Company retains a 10% quota-share risk on this coverage up to the first $15.0 million. Effective September 1, 2011, the Company also self-insures professional liability claims at its California based SNF subsidiaries through its wholly-owned offshore captive insurance company, Fountain View Reinsurance, Ltd., for claims up to $1.0 million. Effective September 1, 2012, the Company self-insures professional liability claims for all of its SNF and ALF subsidiaries through its wholly-owned off shore captive company for claims up to $1.0 million.
The Company retains an unaggregated self-insured retention of $1.0 million per claim for all of its businesses other than its hospice and home health businesses, which are insured under a separate general and professional liability insurance policy with a $1.0 million per loss limit and a $3.0 million aggregate loss limit. The excess liability policy referenced above is also applicable to this policy.
Employee Medical Insurance. Medical preferred provider option programs are offered as a component of the Company's employee benefits. The Company retains a self-insured amount up to a contractual stop loss amount of $0.25 million deductible for most participants on its preferred provider organization plan. All other employee medical plans are guaranteed cost plans.
A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

	As of December 31, 2013							As of December 31, 2012
	General and Professional		Employee Medical		Workers’ Compensation		Total	General and Professional		Employee Medical		Workers’ Compensation		Total
Current	$8,228	(1)	$2,446	(2)	$3,178	(2)	$13,852	$5,622	(1)	$2,143	(2)	$5,328	(2)	$13,093
Non-current	12,762		—		16,772		29,534	15,587		—		11,809		27,396
	$20,990		$2,446		$19,950		$43,386	$21,209		$2,143		$17,137		$40,489

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.
Hallmark Indemnification
Hallmark, the Company's wholly-owned rehabilitation services company, provides physical, occupational and speech therapy services to various unaffiliated skilled nursing facilities. These unaffiliated skilled nursing facilities are reimbursed for these services from the Medicare Program and other third-party payors. Hallmark has indemnified these unaffiliated skilled nursing facilities from a portion of certain disallowances of these services. Additionally, to the extent a Recovery Audit Contractor ("RAC") or other regulatory authority or contractor is successful in making a claim for recoupment of revenue from any of these skilled nursing facilities, Hallmark will typically be required to indemnify them against their charges associated with this loss. No material indemnification payments were required to be made in 2013.
Financial Guarantees
Substantially of all Skilled's wholly-owned subsidiaries guarantee the Company's first lien senior secured credit facility, excluding the subsidiaries that are pledged as collateral for the ten mortgage loans insured by the U.S. Department of Housing and Urban Development Program ("HUD") and the ten facilities pledged to MidCap Financial as collateral for the MidCap Financial credit facility. These guarantees are full and unconditional and joint and several. Other subsidiaries of Skilled that are not guarantors are considered minor. On May 12, 2012, the Company redeemed the entire $130.0 million of its then outstanding 11.0% senior subordinated notes due 2014 (the "2014 Notes"). The 2014 Notes were guaranteed by substantially all of Skilled's wholly-owned subsidiaries on terms similar to their guarantees of the Company's first lien senior secured credit facility.
Purchase Commitment
As of December 31, 2013, the Company had no outstanding purchase commitments, except as noted under Leases above.

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

15.	Investment in Unconsolidated Joint Venture
Since 1996, the Company had a 50% equity interest in APS - Summit Care Pharmacy, LLC, or APS - Summit Care, which is a joint venture that serves the pharmaceutical needs of a limited number of the Company's affiliated Texas operations, as well as a number of other unaffiliated customers. The remaining 50% equity interest in APS - Summit Care is owned by an unaffiliated third party. APS - Summit Care operates a pharmacy in Austin, Texas, through which the Company's affiliated operations pay market value for prescription drugs and receives a 50% share of the net income related to the joint venture. The Company’s investment balance at December 31, 2013 and 2012 of $5.6 million and $4.6 million, respectively, is included in other assets in the consolidated balance sheets. The following tables provide summarized information from the balance sheet and statement of earnings for APS - Summit Care as of December 31:
Statement of Earnings
(In thousands)

	Year ended December 31,
	2013	2012	2011
Sales	$26,900	$27,802	$29,740
Gross Profit	4,559	2,969	3,820
Net Income	$3,374	$3,040	$3,003
Balance Sheet
(In thousands)

	December 31,
	2013	2012
Current Assets	$3,518	$4,022
Non-Current Assets	1,078	1,104
Current Liabilities	96	193
Non-Current Liabilities	$—	$—

16.	Defined Contribution Plan
The Company sponsors a defined contribution plan covering substantially all employees who meet certain eligibility requirements. The company did not match employee contributions for the defined contribution plan in 2013 and 2012.

17.	Quarterly Financial Information (Unaudited)

The following table summarizes unaudited quarterly financial data for the years ended December 31, 2013 and 2012 (dollars in thousands, except share and per share data):

	Three Months Ended,
	December 31	September 30	June 30	March 31
2013
Revenue	$208,278	$208,744	$210,192	$215,058
Total expense	197,727	217,650	197,995	203,375
Other expenses, net of other income	(8,883)	(8,357)	(9,270)	(8,104)
Income (loss) from continuing operations before provision (benefit) for income taxes	1,668	(17,263)	2,927	3,579
Provision (benefit) for income taxes	1,035	(5,324)	1,139	245
Income (loss) from continuing operations	633	(11,939)	1,788	3,334
Loss from discontinued operations, net of tax	(3,635)	(136)	(265)	(264)
Net (loss) income	$(3,002)	$(12,075)	$1,523	$3,070

(Loss) earnings per share, basic:
Earnings (loss) per common share from continuing operations	$0.02	$(0.32)	$0.05	$0.08
Loss per common share from discontinued operations	(0.10)	—	(0.01)	—
(Loss) earnings per share	$(0.08)	$(0.32)	$0.04	$0.08

(Loss) earnings per share, diluted:
Earnings (loss) per common share from continuing operations	$0.02	$(0.32)	$0.05	$0.08
Loss per common share from discontinued operations	(0.10)	—	(0.01)	—
(Loss) earnings per share	$(0.08)	$(0.32)	$0.04	$0.08
Weighted-average common shares outstanding, basic	37,431	37,499	37,646	37,557
Weighted-average common shares outstanding, diluted	37,431	37,499	38,186	38,034

	Three Months Ended,
	December 31	September 30	June 30	March 31
2012
Revenue	$215,467	$212,825	$213,961	$215,646
Total expense	198,053	195,155	193,987	195,959
Other expenses, net of other income	(8,300)	(8,429)	(13,751)	(8,978)
Income from continuing operations before provision for income taxes	9,114	9,241	6,223	10,709
Provision for income taxes	3,202	3,040	2,488	4,166
Income from continuing operations	5,912	6,201	3,735	6,543
Loss from discontinued operations, net of tax	(217)	(133)	(238)	(206)
Net income	$5,695	$6,068	$3,497	$6,337

Earnings (loss) per share, basic:
Earnings (loss) per common share from continuing operations	$0.16	$0.16	$0.10	$0.18
Loss per common share from discontinued operations	(0.01)	—	(0.01)	—
Earnings per share	$0.15	$0.16	$0.09	$0.18
Earnings (loss) per share, diluted:
Earnings (loss) per common share from continuing operations	$0.16	$0.16	$0.10	$0.18
Loss per common share from discontinued operations	(0.01)	—	(0.01)	—
Earnings per share	$0.15	$0.16	$0.09	$0.18
Weighted-average common shares outstanding, basic	37,437	37,431	37,400	37,285
Weighted-average common shares outstanding, diluted	37,543	37,503	37,497	37,407

Earnings per basic and diluted share are computed independently for each of the quarters presented based upon basic and diluted shares outstanding per quarter and therefore may not sum to the totals for the year.

(a)	2. Financial Statement Schedule:

SKILLED HEALTHCARE GROUP, INC.
SCHEDULE II—VALUATION ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Transfers to Notes Receivable	Balance at End of Period
Accounts receivable allowances
Year Ended December 31, 2013	$15,646	$14,396	$(13,377)	$—	$16,665
Year Ended December 31, 2012	$15,238	$7,409	$(7,001)	$—	$15,646
Year Ended December 31, 2011	$17,710	$7,467	$(9,939)	$—	$15,238
Notes receivable allowances
Year Ended December 31, 2013	$130	$—	$(130)	$—	$—
Year Ended December 31, 2012	$175	$—	$(45)	$—	$130
Year Ended December 31, 2011	$175	$—	$—	$—	$175
 ________________

(1)	Uncollectible accounts written off, net of recoveries