Form 10-Q
period 2014-03-31
Skilled Healthcare Group, Inc.
filed 2014-05-05
CIK 1351051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on May 2, 2014, was:
Class A common stock, $0.001 par value – 24,095,563 shares
Class B common stock, $0.001 par value – 15,515,050 shares

Skilled Healthcare Group, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2014

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Skilled Healthcare Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,205	$4,177
Accounts receivable, less allowance for doubtful accounts of $15,455 and $16,665 at March 31, 2014 and December 31, 2013, respectively	109,407	107,215
Deferred income taxes	9,736	9,876
Prepaid expenses	10,609	8,961
Other current assets	11,610	12,188
Total current assets	145,567	142,417
Property and equipment, less accumulated depreciation of $143,366 and $137,484 at March 31, 2014 and December 31, 2013, respectively	339,490	341,822
Leased facility assets, less accumulated depreciation of $4,555 and $4,432 at March 31, 2014 and December 31, 2013, respectively	9,293	9,416
Other assets:
Notes receivable	131	520
Deferred financing costs, net	8,470	9,189
Goodwill	69,065	69,065
Intangible assets, less accumulated amortization of $4,720 and $4,640 at March 31, 2014 and December 31, 2013, respectively	18,728	18,807
Deferred income taxes	8,694	9,472
Other assets	45,376	42,708
Total other assets	150,464	149,761
Total assets	$644,814	$643,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$51,250	$57,179
Employee compensation and benefits	37,230	32,979
Current portion of long-term debt	10,172	7,630
Total current liabilities	98,652	97,788
Long-term liabilities:
Insurance liability risks	31,027	29,534
Other long-term liabilities	12,296	12,367
Long-term debt, less current portion	409,076	411,495
Total liabilities	551,051	551,184
Commitments and contingencies — Note 8
Stockholders’ equity:
Class A common stock, 175,000 shares authorized, $0.001 par value per share; Issued and outstanding - 24,134 and 24,278 at March 31, 2014 and December 31, 2013, respectively	24	24
Class B common stock, 30,000 shares authorized, $0.001 par value per share; Issued and outstanding - 15,515 at March 31, 2014 and December 31, 2013 respectively	16	16
Additional paid-in-capital	378,992	378,756
Accumulated deficit	(285,297)	(286,592)
Accumulated other comprehensive income	28	28
Total stockholders’ equity	93,763	92,232
Total liabilities and stockholders’ equity	$644,814	$643,416
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Net patient service revenue	$206,513	$214,298
Leased facility revenue	787	761
	207,300	215,059
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	180,309	186,271
Rent cost of revenue	4,774	4,669
General and administrative	6,084	6,455
Change in fair value of contingent consideration	14	83
Depreciation and amortization	6,085	5,898
	197,266	203,376
Other (expenses) income:
Interest expense	(8,039)	(8,675)
Interest income	43	112
Other income (expense), net	52	(30)
Equity in earnings of joint venture	546	489
Total other (expenses) income, net	(7,398)	(8,104)
Income from continuing operations before provision for income taxes	2,636	3,579
Provision for income taxes	1,341	245
Income from continuing operations	1,295	3,334
Loss from discontinued operations, net of tax	—	(264)
Net income	$1,295	$3,070

Earnings per share, basic:
Earnings per common share from continuing operations	$0.03	$0.09
Loss per share from discontinued operations	—	(0.01)
Earnings per share	$0.03	$0.08

Earnings per share, diluted:
Earnings per common share from continuing operations	$0.03	$0.09
Loss per share from discontinued operations	—	(0.01)
Earnings per share	$0.03	$0.08

Weighted-average common shares outstanding, basic	37,972	37,557
Weighted-average common shares outstanding, diluted	38,202	38,034
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net income	$1,295	$3,070
Other comprehensive income:
Unrealized loss on investment available for sale - net of income tax benefit of $1 for the three months ended March 31, 2013	—	(3)
Reclassification adjustments:
Interest expense on interest rate swap - net of income tax expense of $52 for the three months ended March 31, 2013	—	83
Other comprehensive income, net of tax	—	80
Comprehensive income	$1,295	$3,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net income	$1,295	$3,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,085	6,136
Change in fair value of contingent consideration	14	83
Provision for doubtful accounts	2,905	2,983
Non-cash stock-based compensation	571	1,303
Amortization of deferred financing costs	900	638
Deferred income taxes	918	477
Amortization of discount on debt	141	238
Changes in operating assets and liabilities:
Accounts receivable	(5,105)	(8,149)
Payments on notes receivable	507	777
Other current and non-current assets	(2,276)	(1,611)
Accounts payable and accrued liabilities	(5,671)	1,973
Employee compensation and benefits	3,309	(5,277)
Insurance liability risks	2,231	2,206
Other long-term liabilities	(87)	(366)
Net cash provided by operating activities	5,737	4,481
Cash Flows from Investing Activities
Additions to property and equipment	(3,550)	(2,401)
Net cash used in investing activities	(3,550)	(2,401)
Cash Flows from Financing Activities
Borrowings under line of credit	78,500	89,000
Repayments under line of credit	(78,057)	(84,000)
Repayments of long-term debt	(2,087)	(3,730)
Taxes paid related to net share settlement of equity awards	(334)	(204)
Payment of financing costs	(181)	—
Net cash (used in) provided by financing activities	(2,159)	1,066
Increase in cash and cash equivalents	28	3,146
Cash and cash equivalents at beginning of period	4,177	2,003
Cash and cash equivalents at end of period	$4,205	$5,149
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
	2014	2013
Supplemental cash flow information
Cash paid for:
Interest expense	$6,489	$7,763
Income taxes, net	$27	$(27)
Non-cash activities:
Insurance premium financed	$1,625	$1,187
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Description of Business

Current Business
Skilled Healthcare Group, Inc. ("Skilled") is a holding company that owns subsidiary companies that operate long-term care facilities and provides a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated wholly-owned companies are collectively referred to as the "Company." As of March 31, 2014, the Company operated facilities in California, Iowa, Kansas, Missouri, Nevada, Nebraska, New Mexico and Texas, including 72 skilled nursing facilities ("SNFs"), which offer sub-acute care, rehabilitative, specialty healthcare, and skilled nursing care, and 22 assisted living facilities ("ALFs"), which provide room and board and assistance with activities of daily living. The Company leases five skilled nursing facilities in California to an unaffiliated third party operator. In addition, through its Hallmark Rehabilitation subsidiary ("Hallmark"), the Company provides a variety of rehabilitative services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, as of March 31, 2014, the Company provided hospice care and home health services in Arizona, California, Idaho, Montana, Nevada and New Mexico. The Company also provides private duty care services in Idaho, Montana, and Nevada. The Company has an administrative services company that provides a full complement of administrative and consultative services that allows affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. The Company currently has one such service agreement with an unrelated skilled nursing facility operator. The Company also owns a 50% interest in an institutional pharmacy in Texas, which currently serves eight of the Company's SNFs as well as other facilities unaffiliated with the Company.

2. Discontinued Operations
On December 1, 2013, the Company disposed of two skilled nursing facilities, one owned facility in Texas and one leased facility in California. The results of operations of these facilities for all periods presented and the losses associated with the transaction have been classified as discontinued operations, net of tax, in the accompanying condensed consolidated statements of operations as the operations have been eliminated from the Company’s ongoing operations.

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net operating revenues	$—	$3,817
Operating expenses	—	4,248
Loss from discontinued operations	—	(431)
Income tax benefit	—	(167)
Loss from discontinued operations	—	(264)

3. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 (collectively, the "Interim Financial Statements"), are unaudited. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted under applicable U.S. Securities and Exchange Commission rules and regulations. Readers of the Interim Financial Statements should refer to the Company's audited consolidated financial statements and notes thereto (as updated by Note 3, "Summary of Significant Accounting Policies," in this filing), for the year ended December 31, 2013, which are included in the Company's 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). Management believes that the Interim Financial Statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company's financial information in all material respects as of the dates and for the periods presented. The results of operations presented in the Interim Financial Statements are not necessarily indicative of operations to be expected for the entire year or any other period.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying Interim Financial Statements include the accounts of Skilled and its consolidated wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Estimates and Assumptions
The interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which require the Company to consolidate company financial information and make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates in the Company’s interim financial statements relate to revenue, allowance for doubtful accounts, self-insured liability risks, income taxes, and valuation of contingent consideration.
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
Overall payments made by Medicare for hospice services are subject to an annual cap amount on a per hospice agency basis. Total Medicare payments received for services rendered during the applicable Medicare hospice cap year by each Medicare-certified agency during this period are compared to the cap amount for the relevant period. Payments in excess of the cap are subject to recoupment by Medicare. For the three months ended March 31, 2014 and 2013, the Company recorded hospice Medicare cap reserves of zero and $1.4 million, respectively, as adjustments to revenue. Of the $1.4 million recorded in the three months ended March 31, 2013, $1.2 million was related to the 2012 cap year and $0.2 million was related to the 2011 cap year.
Notes Receivable
As of March 31, 2014 and December 31, 2013, net notes receivable were approximately $1.5 million and $2.0 million, respectively, of which $1.4 million and $1.5 million was reflected as current assets as of March 31, 2014 and December 31, 2013, with the remaining balances reflected as long-term assets. Interest rates on these notes approximated market rates as of the date the notes were originated.
As of March 31, 2014, one customer of the Company's rehabilitation therapy services business was responsible for 100% of the net notes receivable balance. The note receivable, as well as the receivables from this customer, is secured by the assets of the customer as well as a personal guaranty by the principal owners of the customer. Additionally, the customer represented $4.2 million, or 20.8% of the net accounts receivable for the Company's rehabilitation therapy services business and approximately $4.1 million, or 17.9%, of the external revenue of the rehabilitation therapy services business for the three months ended March 31, 2014. There are no past due accounts receivable that were converted to notes receivable in the quarter ended March 31, 2014.
The notes receivable balance is stated net of an allowance for uncollectibility. At March 31, 2014 there was no reserve balance.
Recent Accounting Pronouncement
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, ("ASU 2014-08").  This ASU require an entity to report disposed components or components held-for-sale in discontinued operations if such components represents a strategic shift that have or will have a significant effect on operations and financial results. Additionally, expanded disclosure about discontinued operations and disposals of significant components that do not qualify for discontinued operations presentation will be required. The adoption of ASU 2014-08 is effective prospectively for disposals that occur within annual period beginning on or after December 15, 2014, with early adoption permitted. The Company is currently evaluating the impact to the consolidated financial statements.

4. Income Per Share
The Company computes income per share of Class A common stock and Class B common stock using the two-class method. The Company's Class A common stock and Class B common stock are identical in all respects, except with respect to voting rights and that each share of Class B common stock is convertible into one share of Class A common stock under certain circumstances. Income is allocated on a proportionate basis to each class of common stock in the determination of income per share.
Basic net income per share was computed by dividing net income by the weighted-average number of outstanding shares for the period. Dilutive earnings per share is computed by dividing income plus the effect of assumed conversions (if applicable) by the weighted-average number of outstanding shares after giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and convertible preferred stock, if any. The following table sets forth the computation of basic and diluted net income per share of Class A common stock and Class B common stock for the three months ended March 31, 2014 and 2013 (amounts in thousands, except per share data):

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Class A	Class B	Total	Class A	Class B	Total
Net Income per share, basic
Numerator:
Allocation of income from continuing operations	$766	$529	$1,295	$1,951	$1,383	$3,334
Allocation of loss from discontinued operations	—	—	—	(155)	(109)	(264)
Allocation of net income	$766	$529	$1,295	$1,796	$1,274	$3,070
Net Income per share, diluted
Numerator:
Allocation of income from continuing operations	$769	$526	$1,295	$1,969	$1,365	$3,334
Allocation of loss from discontinued operations	—	—	—	(156)	(108)	(264)
Allocation of income	$769	$526	$1,295	$1,813	$1,257	$3,070
Denominator for basic and diluted income per share:
Weighted average common shares outstanding, basic	22,457	15,515	37,972	21,981	15,576	37,557
Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	230	—	230	477	—	477
Adjusted weighted-average common shares outstanding, diluted	22,687	15,515	38,202	22,458	15,576	38,034
Earnings per share, basic:
Earnings per common share from continuing operations	$0.03	$0.03	$0.03	$0.09	$0.09	$0.09
Loss per share from discontinued operations	—	—	—	(0.01)	(0.01)	(0.01)
Earnings per share	$0.03	$0.03	$0.03	$0.08	$0.08	$0.08
Earnings per share, diluted:
Earnings per common share from continuing operations	$0.03	$0.03	$0.03	$0.09	$0.09	$0.09
Loss per share from discontinued operations	—	—	—	(0.01)	(0.01)	(0.01)
Earnings per share	$0.03	$0.03	$0.03	$0.08	$0.08	$0.08
The following were excluded from the weighted-average diluted shares computation for the three months ended March 31, 2014 and 2013, as their inclusion would have been anti-dilutive (shares in thousands):

	Three Months Ended March 31,
	2014	2013
Options to purchase common shares	690	584
Non-vested common shares	253	4
Total excluded	943	588

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Business Segments
The Company has three reportable operating segments: (i) long-term care services ("LTC"), which includes the operation of SNFs and ALFs (which is the most significant portion of the Company's business), the Company's administrative services provided to an unrelated SNF operator, and the facility lease revenue from a third-party operator; (ii) the Company's rehabilitation therapy services business; and (iii) the Company's hospice and home health businesses. The "other" column in the table below includes general and administrative items, as well as joint venture equity earnings. The Company's reporting segments are business units that offer different services, and that are managed differently due to the nature of the services provided.
At March 31, 2014, LTC services included 72 wholly-owned SNF operating companies that offer post-acute, rehabilitative custodial and specialty skilled nursing care, as well as 22 wholly-owned ALF operating companies that provide room and board and social services. Therapy services included rehabilitative services such as physical, occupational and speech therapy provided in the Company's facilities and in unaffiliated facilities. Hospice and home health services were provided by the Company's wholly-owned subsidiaries to patients.
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth selected interim financial data consolidated by business segment (dollars in thousands):

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Three months ended March 31, 2014
Net patient service revenue from external customers	$160,586	$23,066	$22,861	$—	$—	$206,513
Leased facility revenue	787	—	—	—	—	787
Intersegment revenue	451	13,836	—	—	(14,287)	—
Total revenue	$161,824	$36,902	$22,861	$—	$(14,287)	$207,300
Operating income (loss)	$10,972	$3,307	$1,982	$(6,227)	$—	$10,034
Interest expense, net of interest income						(7,996)
Other income						52
Equity in earnings of joint venture						546
Income from continuing operations before provision for income taxes						$2,636
Depreciation and amortization	$5,541	$168	$234	$142	$—	$6,085
Segment capital expenditures	$2,838	$36	$53	$623	$—	$3,550
Adjusted EBITDA	$17,130	$3,474	$2,402	$(5,154)	$—	$17,852
Adjusted EBITDAR	$21,439	$3,474	$2,867	$(5,154)	$—	$22,626
Three months ended March 31, 2013
Net patient service revenue from external customers	$161,130	$27,074	$26,094	$—	$—	$214,298
Leased facility revenue	761	—	—	—	—	761
Intersegment revenue	508	15,205	—	—	(15,713)	—
Total revenue	$162,399	$42,279	$26,094	$—	$(15,713)	$215,059
Operating income (loss)	$12,681	$2,954	$2,703	$(6,655)	$—	$11,683
Interest expense, net of interest income						(8,563)
Other expense						(30)
Equity in earnings of joint venture						489
Income from continuing operations before provision for income taxes						$3,579
Depreciation and amortization	$5,373	$177	$156	$192	$—	$5,898
Segment capital expenditures	$2,197	$23	$130	$51	$—	$2,401
Adjusted EBITDA	$18,752	$3,131	$3,200	$(6,025)	$—	$19,058
Adjusted EBITDAR	$22,961	$3,131	$3,652	$(6,017)	$—	$23,727

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of Adjusted EBITDA and Adjusted EBITDAR to net income is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Adjusted EBITDAR	$22,626	$23,727
Rent cost of revenue	(4,774)	(4,669)
Adjusted EBITDA	17,852	19,058
Depreciation and amortization	(6,085)	(5,898)
Interest expense	(8,039)	(8,675)
Interest income	43	112
Change in fair value of contingent consideration	(14)	(83)
Organization restructure costs	(440)	—
Exit costs related to divested facilities	(367)	—
Legal expense for non-routine matters	(314)	(935)
Discontinued operations, net of taxes	—	(264)
Provision for income taxes	(1,341)	(245)
Net income	$1,295	$3,070
The following table presents the segment assets as of March 31, 2014 compared to December 31, 2013 (in thousands):

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Total
March 31, 2014:
Segment total assets	$449,176	$47,757	$79,434	$68,447	$644,814
Goodwill and intangibles included in total assets	$1,235	$23,693	$62,865	$—	$87,793
December 31, 2013:
Segment total assets	$445,987	$48,251	$80,290	$68,888	$643,416
Goodwill and intangibles included in total assets	$1,300	$23,693	$62,879	$—	$87,872

6. Property and Equipment
Property and equipment consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Land and land improvements	$62,370	$62,370
Buildings and leasehold improvements	322,267	320,923
Furniture and equipment	88,866	87,392
Construction in progress	9,353	8,621
	482,856	479,306
Less accumulated depreciation	(143,366)	(137,484)
	$339,490	$341,822

Leased facility assets consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Leased facility assets	$13,848	$13,848
Less accumulated depreciation	(4,555)	(4,432)
	$9,293	$9,416

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company began leasing five skilled nursing facilities in California to an unaffiliated third party operator in April 2011 and at that time signed a 10-year lease with two 10-year extension options exercisable by the lessee.

7. Income Taxes

For the three months ended March 31, 2014, the Company recorded an income tax expense of $1.3 million representing an effective tax rate of 50.9% compared to an income tax expense of $0.2 million from continuing operations for the same period in 2013. The effective tax rate for the three months ended March 31, 2014 was above the statutory rate primarily due to an additional $0.3 million of tax expense for shares that vested at a lower price than the grant value.

8. Commitments and Contingencies
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
In the course of ongoing communications with the California Attorney General's Bureau of Medi-Cal Fraud & Elder Abuse ("BMFEA") related to the BMFEA matter discussed below, representatives of the California Attorney General and the U.S. Department of Justice ("DOJ") indicated an interest in pursuing an action under the False Claims Act ("FCA"). The DOJ has expressed that it believes the company has FCA and other legal liabilities based upon the jury findings in the Humboldt County Action and otherwise related to staffing and perhaps other considerations related thereto. While the Company continues to cooperate with the government's evaluation of the matter, the Company views the government's apparent legal theories, including the False Claims Act theories, as lacking support in the established case law. The Company intends to vigorously defend any such action if brought.
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Workers' Compensation. The Company has maintained workers' compensation insurance as statutorily required. Most of its commercial workers' compensation insurance purchased is loss sensitive in nature, except as noted below. As a result, the Company is responsible for adverse loss development. Additionally, the Company self-insures the first unaggregated $1.0 million per workers' compensation claim for all California, New Mexico and Nevada skilled nursing and assisted living businesses. The Company has elected not to carry workers' compensation insurance in Texas and it may be liable for negligence claims that are asserted against it by its Texas-based employees. For the policy periods up to December 31, 2011, the Company has purchased guaranteed cost policies for its Kansas, Missouri, Iowa and Nebraska skilled nursing and assisted living businesses, as well as all of its hospice and home health businesses. There are no deductibles associated with these programs. For calendar year 2012 and 2013, the Company self-insured the first $0.5 million for these businesses. The Company recognizes a liability in its interim financial statements for its estimated self-insured workers' compensation risks. Historically, estimated liabilities have been sufficient to cover actual claims. Effective January 1, 2014 the Company self-insures its workers compensation for all its business operations other than those based in Texas through its wholly-owned offshore captive insurance company, Fountain View Reinsurance, Ltd., for claims up to $1.0 million.
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Employee Medical Insurance. Medical preferred provider option programs are offered as a component of the Company's employee benefits. The Company retains a self-insured amount up to a contractual stop loss amount of $0.25 million deductible for its preferred provider organization plan. All other employee medical plans are guaranteed cost plans.
A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

	As of March 31, 2014:							As of December 31, 2013
	General and Professional		Employee Medical		Workers’ Compensation		Total	General and Professional		Employee Medical		Workers’ Compensation		Total
Current	$7,970	(1)	$3,388	(2)	$3,614	(2)	$14,972	$8,228	(1)	$2,446	(2)	$3,178	(2)	$13,852
Non-current	14,408		—		16,619		31,027	12,762		—		16,772		29,534
	$22,378		$3,388		$20,233		$45,999	$20,990		$2,446		$19,950		$43,386

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.
Hallmark Indemnification
Hallmark, the Company's rehabilitation services subsidiary, provides physical, occupational and speech therapy services to various unaffiliated skilled nursing facilities. These unaffiliated skilled nursing facilities are reimbursed for these services from the Medicare Program and other third-party payors. Hallmark has indemnified these unaffiliated skilled nursing facilities from a portion of certain disallowances of these services. Additionally, to the extent a Recovery Auditor ("RA") or other regulatory authority or contractor is successful in making a claim for recoupment of revenue from any of these skilled nursing facilities, Hallmark will typically be required to indemnify them against their charges associated with this loss. No material indemnification payments were required to be made in the three months ended March 31, 2014 or 2013.
Financial Guarantees
Substantially of all Skilled's wholly-owned subsidiaries guarantee the Company's first lien senior secured credit facility, excluding the subsidiaries that are pledged as collateral for the ten mortgage loans insured by the U.S. Department of Housing and Urban Development Program ("HUD") and the ten facilities pledged to MidCap Financial as collateral for the MidCap Financial credit facility. These loans are discussed in Note 11, Debt, below. The aforementioned guarantees are full and unconditional and joint and several. Other subsidiaries of Skilled that are not guarantors are considered minor.
Purchase Commitment
As of March 31, 2014, the Company had no outstanding purchase commitments, except as noted under Leases above.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Stockholders' Equity
Accumulated Other Comprehensive Income
Accumulated other comprehensive income refers to gains and losses that are recorded as an element of stockholders' equity but are excluded from net income. The Company's other comprehensive income consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges and gains and losses from investments available for sale. Details of other comprehensive income are included in the accompanying condensed consolidated Statements of Comprehensive Income.

2007 Incentive Award Plan
During the year ended March 31, 2014, the following restricted stock awards, restricted stock units and performance stock awards occurred under the Company’s existing plans (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested balance at January 1, 2014	2,256	$6.42
Granted	463	4.62
Vested	(318)	4.48
Forfeited	(512)	5.39
Non-vested balance at March 31, 2014	1,889	$6.58
As of March 31, 2014, there was approximately $4.1 million of total unrecognized compensation costs related to restricted stock awards, restricted stock units and performance stock awards . These costs have a weighted-average remaining recognition period of 2.25 years as of March 31, 2014 . The total fair value of shares vested during the period ended March 31, 2014 was $1.4 million.
There were no new stock options granted in the three months ended March 31, 2014 and 2013.
There were no options exercised during three months ended March 31, 2014 or 2013. As of March 31, 2014, there was $0.1 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 1.46 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company's expectations.
The following table summarizes stock option activity during the three months ended March 31, 2014 under the Skilled Healthcare Group, Inc. Amended and Restated 2007 Incentive Award Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	794,645	$8.54
Granted	—	$—
Exercised	—	$—
Forfeited or cancelled	(57,842)	$8.70
Outstanding at March 31, 2014	736,803	$8.53	3.58	$—
Fully vested and expected to vest at March 31, 2014	735,036	$8.53	3.57	$—
Exercisable at March 31, 2014	704,798	$8.56	3.41	$—
Aggregate intrinsic value represents the value of Skilled's closing stock price on the New York Stock Exchange on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.

Compensation related to stock option grants and stock awards included in general and administrative expenses was less than $0.1 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively. The amount of

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

compensation included in cost of services was $0.6 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively.

10. Fair Value Measurements
Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table summarizes the valuation of the Company’s marketable securities and contingent consideration as of March 31, 2014 (dollars in thousands) and December 31, 2013:

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available for sale securities	$—	$6,081	$—	$—	$1,046	$—
Contingent consideration – acquisitions	$—	$—	$1,450	$—	$—	$1,736
The Company's wholly-owned offshore captive insurance company is required by regulatory agencies to set aside assets to comply with the laws of the jurisdiction in which it operates. These assets consist of restricted cash and available for sale securities, which are included in other assets in the Company's consolidated March 31, 2014 condensed balance sheet. The Company's available for sale securities are U.S. government securities with an amortized cost basis and aggregate fair value of $6.1 million and $1.0 million as of March 31, 2014 and December 31, 2013, respectively. Net unrealized (loss) gain included in other comprehensive income on the Company's available for sale securities was negligible for the three months ended March 31, 2014 and 2013.
On July 1, 2011, a wholly-owned subsidiary of the Company acquired Altura Homecare & Rehab ("Altura"). The acquisition included contingent earn-out consideration which can be earned based on the acquired business's achievement of an EBITDA threshold. The contingent consideration is up to $1.5 million over a period of 3 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of the earn-out at December 31, 2013 was $0.5 million and at March 31, 2014 was $0.5 million.
On October 24, 2011, wholly-owned subsidiaries of the Company acquired substantially all of the assets of Cornerstone Hospice, Inc. ("Cornerstone"). The acquisition included contingent earn-out consideration which can be earned based on the acquired business's achievement of an EBITDA threshold. The contingent consideration is up to $1.5 million over a period of 5 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of the earn-out at December 31, 2013 was $1.1 million and at March 31, 2014 was $0.8 million which reflects payments of $0.3 million to the seller and a fair value adjustment of less than $0.1 million.
On May 13, 2012, a wholly-owned subsidiary of the Company acquired substantially all of the assets of A Better Care Home Health, Inc. ("ABC"). The acquisition included contingent earn-out consideration which can be earned based on the acquired operations' achievement of an EBITDA threshold. The contingent consideration spans 3 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of the earn-out at March 31, 2014 and December 31, 2013 was $0.1 million.
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
Below is a table listing the Level 3 rollforward as of March 31, 2014 (in thousands):

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Level 3 Rollforward
Value at January 1, 2014	$1,736
Change in fair value	14
Payout	(300)
Value at March 31, 2014	$1,450
Long Term Debt
At March 31, 2014 and December 31, 2013, the aggregate fair value of the Company's term loan due 2016, the revolving credit facility due 2015, the HUD insured loans due in 2043 and 2048, the mortgage term loan due 2016, and the asset based revolving credit facility due 2016, using Level 2 inputs, approximated the carrying value. The carrying value of the debt was approximately $419.2 million and $419.1 million at March 31, 2014 and December 31, 2013 respectively. Fair value was estimated based on current yield rates plus the Company's estimated credit spread available for loan products with similar terms and maturities.

11. Debt
The Company’s long-term debt is summarized as follows (dollars in thousands):

	As of March 31, 2014	As of December 31, 2013
Term Loan, due 2016, interest rate based on LIBOR (subject to a 1.50% floor) plus 5.25%, or 6.75%, at March 31, 2014 and December 31, 2013; collateralized by substantially all assets of the Company excluding the skilled nursing facilities that collateralize the HUD insured mortgage loans and the skilled nursing facilities that collateralize the MidCap Financial credit facility	$243,953	$243,953
Term Loan original issue discount	(1,113)	(1,254)
Revolving Credit Facility due April 9, 2015, interest rate comprised of the Prime rate of 3.25% plus 3.50%, or 6.75%, at March 31, 2014 and December 31, 2013	6,500	11,000
Revolving Credit Facility due April 9, 2015, interest rate comprised of LIBOR plus 4.50% or 4.74% at March 31, 2014 and December 31, 2013	12,000	7,057
HUD insured loans due in 2043 and 2048, with a weighted average interest rate of 4.23% at March 31, 2014 and December 31, 2013	86,993	87,314
Term Loan, due April 9, 2016, interest rate based on LIBOR rate (subject to a floor of 0.75%) plus 5.95% or 6.70%, at March 31, 2014 and December 31, 2013; collateralized by 10 skilled nursing facilities	61,758	62,000
Revolving Credit Facility due 2016, interest rate comprised of LIBOR (subject to a floor of 0.75%) plus 5.95% or 6.70% at March 31, 2014 and December 31, 2013; collateralized by the accounts receivable of 10 skilled nursing facilities	5,000	5,000
Note payable due December 2018, interest rate fixed at 6.50%, payable in monthly installments, collateralized by a first priority deed of trust	917	959
Insurance premiums financed	3,134	2,990
Other	106	106
Total long-term debt	419,248	419,125
Less amounts due within one year	(10,172)	(7,630)
Long-term debt, less current portion	$409,076	$411,495

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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Under the senior secured credit facility, the Company must maintain compliance with specified financial covenants measured on a quarterly basis. The senior secured credit facility also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the senior secured credit facility, subject to certain exceptions and minimum thresholds, the Company is required to apply all of the proceeds from any issuance of debt, as much as half of the proceeds from any issuance of equity, as much as 75% of the Company's annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement), and amounts received in connection with any sale of the Company's assets to repay the outstanding amounts under the Restated Credit Agreement. The Company believes that it is in compliance with its debt covenants as of March 31, 2014. As of March 31, 2014, the fixed charge coverage ratio was 2.1, which compares to a minimum requirement of 2.0 and the leverage ratio was 4.8, as compared to an allowed maximum of 5.0.
HUD Insured Loans and Other Mortgage Loans
In 2013, we received funding of 10 loans insured by HUD. The loans have a combined aggregate original principal balance of $87.6 million and are secured by 10 skilled nursing facilities. The HUD insured loans have an average all in interest rate of approximately 5.3% and amortization term 30 to 35 years. As of March 31, 2014 the HUD insured loans have a combined aggregate principal balance of $87.0 million.
Accordingly, as of March 31, 2014, the Company has 10 mortgages insured by HUD, which are each secured by a skilled nursing facility. These mortgages have an average remaining term of 33 years with fixed interest rates ranging from 3.4% to 4.6% and a weighted average interest rate of 4.23%. Depending on the mortgage agreement, prepayments are generally allowed only after 12 months from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required. As all $87.6 million of the HUD insured mortgage loans were originated in 2013, none of the loans could be prepaid at March 31, 2014. Any further HUD insured mortgages will require additional HUD approval.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

All HUD-insured mortgages are non-recourse loans to the Company. All mortgages are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of March 31, 2014, the Company has escrow reserve funds of $2.1 million with the loan servicer that are reported within other current assets, and replacement reserve funds of $2.6 million in other assets. The net proceeds of the HUD insured loans were required to be used to pay down term debt under the Restated Credit Agreement. In 2013, $87.6 million of HUD insured loan proceeds were used to pay down term debt.
As of March 31, 2014 the Company has 10 additional skilled nursing facilities securing a $61.8 million mortgage loan and a $5.0 million asset based revolving credit facility with MidCap Financial. Both loans have an interest rate of LIBOR plus a margin of 5.95% with a LIBOR floor of 0.75%. The mortgage loan amortizes over 25 years with the remaining principal due December 1, 2016. There are additional quarterly principal payments of $0.3 million beginning after six months, $0.4 million in year two and $0.5 million in year three. The mortgage loan has a debt service coverage ratio and a minimum debt coverage ratio, both of which were met at March 31, 2014. The asset based revolving credit facility is secured by the accounts receivable of the 10 skilled nursing facilities. In 2013, $65.0 million of mortgage loan and asset based revolving credit facility proceeds were used to pay down term debt.

12. Investment in Joint Venture
Since 1996, the Company had a 50% equity interest in APS - Summit Care Pharmacy, LLC, or APS - Summit Care, which is a company that serves the pharmaceutical needs of a limited number of the Company's affiliated Texas operations, as well as a number of other unaffiliated customers. The remaining 50% equity interest in APS - Summit Care is owned by an unaffiliated third party. APS - Summit Care operates a pharmacy in Austin, Texas, through which the Company's affiliated operations pay market value for prescription drugs and receives a 50% share of the net income related to the joint venture. The Company’s investment balance at March 31, 2014 and 2013 of $6.9 million and $5.5 million, respectively, is included in other assets in the accompanying condensed consolidated balance sheets. The following tables provide summarized information from the balance sheet and statement of earnings for APS - Summit Care as of March 31, 2014:
Statement of Earnings
(In thousands)

	Three Months Ended March 31,
	2014	2013
Sales, Net	$2,691	$2,674
Gross Profit	966	965
Net Income	$727	$666
Balance Sheet
(In thousands)

	March 31, 2014	December 31, 2013
Current Assets	$2,628	$3,518
Non-Current Assets	1,055	1,078
Current Liabilities	116	96
Non-Current Liabilities	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition as of the dates and for the periods presented. Historical results may not indicate future performance. Our forward-looking statements, which reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 and our subsequent reports on Form 10-Q and Form 8-K filed with the Securities and Exchange Commission (the “SEC”). As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our,” and “us” refer to Skilled Healthcare Group, Inc. and its wholly-owned subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this report.
Our selected historical consolidated statements of operations have been recast to reflect our disposal of two skilled nursing facilities on December 1, 2013, as discontinued operations for the quarters ended March 31, 2014 and March 31, 2013. Please refer to the information set forth below in conjunction with other sections of this report, including our consolidated historical financial statements and related notes included elsewhere in this report.
Business Overview
Skilled Healthcare Group, Inc. ("Skilled") is a holding company that owns subsidiary companies that in turn own and operate skilled nursing facilities, assisted living facilities, hospices, home health providers and a rehabilitation therapy business. As used in this report, the terms "we," "us," "our" and the "Company," and similar terms, refer collectively to Skilled and its consolidated wholly-owned subsidiaries, unless the context requires otherwise. We have an administrative service company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services. We currently also have one such service agreement with an unaffiliated skilled nursing facility operator. All of our subsidiaries focus on providing high-quality care to the people we serve, and our skilled nursing facility subsidiaries, which comprise the largest portion of our consolidated business, have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of March 31, 2014, we owned or leased 72 skilled nursing facilities and 22 assisted living facilities, together comprising 10,179 licensed beds. We also lease five skilled nursing facilities in California to an unaffiliated third party operator. Our skilled nursing and assisted living facilities are located in California, Texas, Iowa, Kansas, Missouri, Nebraska, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. We owned 78% of these facilities as of March 31, 2014. As of March 31, 2014 we provided hospice and home health services in Arizona, California, Idaho, Montana, Nevada, and New Mexico. We also provided private duty care services in Idaho, Montana, and Nevada. For the three months ended March 31, 2014, we generated approximately 74% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, hospice care, home health, and private duty care services.

Industry Trends
Medicare and Medicaid Reimbursement
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
The Middle Class Tax Relief and Job Creation Act of 2012 was signed into law on February 22, 2012, extending the Medicare Part B outpatient therapy cap exceptions process through December 31, 2012. As noted below, the exceptions process was further extended through March 31, 2014. The statutory Medicare Part B outpatient therapy cap for occupational therapy (OT) was $1,900 for 2013, and the combined cap for physical therapy (PT) and speech-language pathology services (SLP) was also $1,900 for 2013.  This is the annual per beneficiary therapy cap amount determined for each calendar year. Similar to the therapy cap, the law requires an exceptions process to the therapy cap that allows providers to receive payment from Medicare for medically necessary therapy services above the therapy cap amount.  Congress established a threshold of $3,700 for PT and SLP services combined and another threshold of $3,700 for OT services. All therapy services rendered above the $3,700 are subject to manual medical review ("MMR") and may be denied unless approved by the provider's Medicare Administrative Contractor (or "MAC").
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
Should future changes in PPS include reduced rates or increased standards for reaching certain reimbursement levels (including as a result of automatic cuts tied to federal deficit cut efforts or otherwise), our Medicare revenues derived from our skilled nursing facilities (including rehabilitation therapy services provided at our skilled nursing facilities) could be reduced, with a corresponding adverse impact on our financial condition and results of operation. Furthermore, reimbursement rates could grow at a slower rate than our expenses increase. Our rehabilitation therapy, hospice and home health care businesses are also to a large degree directly or indirectly dependent on (and therefore affected by changes in) Medicare and Medicaid reimbursement rates. For example, our rehabilitation therapy business may have difficulty increasing or maintaining the rates it has negotiated with third party nursing facilities in light of the reduced PPS reimbursement rates that took effect on October 1, 2011 or future reductions in (or slow growth of) reimbursement rates.
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

Federal Health Care Reform
In addition to the matters described above affecting Medicare and Medicaid participating providers, PPACA enacted several reforms with respect to skilled nursing facilities, home health agencies and hospices, including payment measures to realize significant savings of federal and state funds by deterring and prosecuting fraud and abuse in both the Medicare and Medicaid programs. While some of the provisions of PPACA will not take effect for several years or are subject to further refinement through the promulgation of regulations, some key provisions of PPACA are presently effective.

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
The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2014		2013
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$153,162	73.9%	$153,845	71.5%	$(683)	(0.4)%
Assisted living facilities	7,288	3.5	7,126	3.3	162	2.3
Administration of third party facility	136	0.1	159	0.1	(23)	(14.5)
Facility lease revenue	787	0.4	761	0.4	26	3.4
Total long-term care services	161,373	77.9	161,891	75.3	(518)	(0.3)
Therapy services:
Third-party rehabilitation therapy services	23,066	11.1	27,074	12.6	(4,008)	(14.8)
Total therapy services	23,066	11.1	27,074	12.6	(4,008)	(14.8)
Hospice & home health services:
Hospice	16,205	7.8	18,983	8.8	(2,778)	(14.6)
Home health	6,656	3.2	7,111	3.3	(455)	(6.4)
Total hospice & home health services	22,861	11.0	26,094	12.1	(3,233)	(12.4)
Total	$207,300	100.0%	$215,059	100.0%	$(7,759)	(3.6)%
Sources of Revenue
The following table sets forth revenue consolidated by state in dollars and as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2014		2013
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$84,844	40.9%	$87,280	40.6%
Texas	39,194	18.9	42,884	19.9
New Mexico	24,379	11.8	24,274	11.3
Missouri	15,628	7.5	15,083	7.0
Kansas	15,071	7.3	15,405	7.2
Nevada	14,846	7.2	14,946	6.9
Montana	3,345	1.6	3,552	1.7
Arizona	3,226	1.5	4,388	2.0
Idaho	2,505	1.2	2,732	1.3
Iowa	2,419	1.2	2,554	1.2
Nebraska	1,843	0.9	1,481	0.7
Other	—	—	480	0.2
Total	$207,300	100.0%	$215,059	100.0%
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
Leased Facility Revenue. We lease five skilled nursing facilities in California to an unaffiliated third party operator. For additional information on the lease arrangement, see Note 6 - "Property and Equipment" to the interim financial statements.
Therapy Services Segment
As of March 31, 2014, we provided rehabilitation therapy services to a total of 176 healthcare facilities, including 62 of our facilities, as compared to 193 facilities, including 64 of our facilities, as of March 31, 2013. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. The net decrease of 17 facilities serviced was comprised of 15 new facilities serviced, net of 32 cancellations. Rehabilitation therapy revenue derived from servicing patients at our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered. As of March 31, 2014, we provided rehabilitation therapy services to facilities in California, Arizona, Nevada, New Mexico, Texas, Missouri, Nebraska, Iowa, and Kansas. CMS announced on February 18th that it is in the procurement process for the next round of Recovery Audit Program contracts and it will “pause” RA activities.  This “pause” in RA activities will allow the current RA contractors time to complete all outstanding claim reviews by the end of their specific contract dates. After February 28th, prepayment reviews will not be conducted; instead all claims will undergo post-payment reviews after the new contracts are in place. At this time CMS has not indicated when the new RAC contracts will be awarded.  However, when they are awarded, the new Recovery Auditor’s will be able to go back to March 2014 and conduct Part B MMR reviews on a Post Payment basis.  This means that the RACs will have the ability and jurisdiction to review claims that were paid during the Recovery Audit Pause. Going forward under the new Recovery Auditor’s contract MMR reviews will continue to be conducted on a post payment basis.
Hospice and Home Health Services Segment
Hospice. As of March 31, 2014, we provided hospice care in Arizona, California, Idaho, Montana, Nevada and New Mexico. We derive substantially all of the revenue from our hospice business from Medicare, Medicaid, and managed care reimbursement.
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
Medicare reimburses us for hospice care. We receive one of four predetermined daily or hourly rates based on the level of care we furnish to the beneficiary. These rates are subject to annual adjustments based on inflation and geographic wage considerations.
We are subject to two limitations on Medicare payments for hospice services. First, if inpatient days of care provided to patients at a hospice exceed 20% of the total days of hospice care provided for an annual period beginning on November 1st, then payment for days in excess of this limit are paid for at the routine home care rate. None of our hospice programs exceeded the payment limits on inpatient services for 2009 through March 31, 2014.
Second, overall payments made by Medicare to us on a per hospice program basis are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The Medicare revenue paid to a hospice program from November 1 to October 31 may not exceed the annual aggregate cap amount. Up to the 2011 fiscal cap year, which began on November 1, 2010, this annual aggregate cap amount is calculated by multiplying the number of first time Medicare hospice beneficiaries during the year by the Medicare per beneficiary cap amount, resulting in that hospice’s aggregate cap, which is the allowable amount of total Medicare payments that hospice can receive for that cap year. This method is known as the streamlined method. Beginning with the 2011 fiscal cap year, unless an agency elected to stay with the streamlined method, the hospice cap amount is calculated under the proportional method, which spreads the hospice patient's cap allowance over the period for which the patient is under hospice care. For a hospice agency to estimate its cap exposure under the proportional method, the agency must estimate how long patients will stay on service. If a hospice exceeds its aggregate cap, then the hospice must repay the excess back to Medicare. The Medicare cap amount is reduced proportionately for patients who transferred in and out of our hospice services. The Medicare cap amount is adjusted annually for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. As of March 31, 2014 and March 31, 2013 we estimated and recorded a cap reserve of zero and $1.4 million. See Item 1A of this report, “Risk Factors—We are subject to a Medicare cap amount for our hospice business. Our net patient service revenue and profitability could be adversely affected by limitations on Medicare payments.”
Home Health. We provided home health care in Arizona, Idaho, Montana, Nevada and New Mexico as of March 31, 2014. We derive the majority of the revenue from our home health business from Medicare. The payment is adjusted for the health condition and care needs of the beneficiary. The payment is also adjusted for the geographic differences in wages for home health agencies across the country. The adjustment for the health condition, or clinical characteristics, and service needs of the beneficiary is referred to as the case-mix adjustment. The home health PPS will provide home health agencies with payments for each 60-day episode of care for each beneficiary. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs.
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

	Three Months Ended March 31,
	2014					2013
	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage
Medicare Part A	$39,157	$—	$19,226	$58,383	28.2%	$43,307	$—	$22,666	$65,973	30.6%
Medicare Part B	3,808	—	—	3,808	1.8	4,306	—	—	4,306	2.0
Medicaid	66,093	—	860	66,953	32.3	63,795	—	657	64,452	30.0
Subtotal Medicare and Medicaid	109,058	—	20,086	129,144	62.3	111,408	—	23,323	134,731	62.6
Managed Care Part A	27,254	—	1,486	28,740	13.9	24,657	—	1,361	26,018	12.1
Managed Care Part B	470	—	—	470	0.2	564	—	—	564	0.3
Private pay and other	24,591	23,066	1,289	48,946	23.6	25,262	27,074	1,410	53,746	25.0
Total	$161,373	$23,066	$22,861	$207,300	100.0%	$161,891	$27,074	$26,094	$215,059	100.0%

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
Critical Accounting Estimates
There has been no change in our critical accounting policies and estimates as included under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the SEC on February 10, 2014.

Results of Operations
The following table summarizes some of our key performance indicators, along with other statistics, for each of the periods indicated:

	Three Months Ended March 31,
	2014	2013
Occupancy statistics (skilled nursing facilities):
Available beds in service at end of period	8,577	8,601
Available patient days	772,340	773,972
Actual patient days	636,892	641,771
Occupancy percentage	82.5%	82.9%
Average daily number of patients	7,077	7,131

Hospice average daily census	1,084	1,336
Home health episodic-based admissions	2,239	2,242
Home health episodic-based recertifications	435	490

Revenue per patient day (skilled nursing facilities prior to intercompany eliminations)
LTC only Medicare (Part A)	$521	$521
Medicare blended rate (Part A & B)	572	573
Managed care (Part A)	403	382
Managed care blended rate (Part A & B)	410	391
Medicaid	166	162
Private and other	177	177
Weighted-average for all	$241	$241

Patient days by payor (skilled nursing facilities):
Medicare	75,105	83,071
Managed care	67,617	64,469
Total skilled mix days	142,722	147,540
Private pay and other	94,463	100,826
Medicaid	399,707	393,405
Total days	636,892	641,771

Patient days as a percentage of total patient days (skilled nursing facilities):
Medicare	11.8%	12.9%
Managed care	10.6	10.1
Skilled Mix	22.4	23.0
Private pay and other	14.8	15.7
Medicaid	62.8	61.3
Total	100.0%	100.0%

Revenue for total company:
Medicare	30.0%	32.6%
Managed care, private pay, and other	37.7	37.4
Quality mix	67.7	70.0
Medicaid	32.3	30.0
Total	100.0%	100.0%

The following table sets forth details of our revenue, expenses, and net income and other items as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Revenue	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	87.1	86.7
Rent cost of revenue	2.3	2.2
General and administrative	2.9	3.0
Change in fair value of contingent consideration	—	—
Depreciation and amortization	2.9	2.7
	95.2	94.6
Other income (expenses):
Interest expense	(3.9)	(4.0)
Interest income	—	—
Other income (expense), net	—	—
Equity in earnings of joint venture	0.3	0.2
Total other (expenses) income, net	(3.6)	(3.8)
Income from continuing operations, before provision for income taxes	1.3	1.6
Provision for income taxes	0.7	0.1
Income from continuing operations	0.6%	1.5
Loss from discontinued operations, net of tax	—%	(0.1)
Net income	0.6%	1.4%

Adjusted EBITDA(1)	8.6%	8.9%
Adjusted EBITDAR(2)	10.9%	11.0%

	Three Months Ended March 31,
	2014	2013
Reconciliation from net income to EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR (in thousands):
Net income	$1,295	$3,070
Interest expense, net of interest income	7,996	8,563
Provision for income taxes	1,341	245
Depreciation and amortization expense	6,085	5,898
EBITDA(1)	16,717	17,776
Rent cost of revenue	4,774	4,669
EBITDAR(2)	21,491	22,445
EBITDA(1)	16,717	17,776
Change in fair value of contingent consideration	14	83
Organization restructure costs	440	—
Exit costs related to divested facilities	367	—
Legal expense for non-routine matters	314	935
Loss from discontinued operations, net of tax	—	264
Adjusted EBITDA(1)	17,852	19,058
Rent cost of revenue	4,774	4,669
Adjusted EBITDAR(2)	$22,626	$23,727

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
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Revenue. Revenue decreased by $7.8 million, or 3.6%, to $207.3 million in the three months ended March 31, 2014 from $215.1 million in the three months ended March 31, 2013.
Long term care services

	Three Months Ended March 31,
	2014		2013		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$153.2	73.9%	$153.8	71.5%	$(0.7)	(0.4)%
Assisted living facilities	7.3	3.5	7.1	3.3	0.2	2.8
Administration of third party facility	0.1	0.1	0.2	0.1	—	—
Leased facility revenue	0.8	0.4	0.8	0.4	—	—
Total long-term care services	$161.4	77.9%	$161.9	75.3%	$(0.5)	(0.3)%

The $0.7 million decrease in skilled nursing facilities revenue in the first quarter of 2014 as compared to the first quarter of 2013 was primarily due to a decrease in Medicare census relative to the ongoing shift in payor mix from traditional Medicare to Managed Medicare (Medicare Advantage) and Medicaid. The reduction in census resulted in a decline of $4.7 million in Medicare revenue. The reduction in Medicare census was partially offset by a volume increase in Medicaid and managed care of $1.0 million and $1.3 million, respectively. Higher Medicaid and managed care rates resulted in increases in revenue of $1.4 million and $1.4 million, respectively. Our average daily census ("ADC") in our skilled nursing facilities decreased slightly in the first quarter of 2014 as compared to the first quarter of 2013. Additionally, our average revenue per patient day ("PPD") improved slightly to $241.39 for the first quarter of 2014 from $240.52 for the first quarter of 2013 as the improved Medicaid and managed care rates offset the decrease in Medicare volume.

The increase of $0.2 million at our assisted living facilities in the first quarter of 2014 as compared to the first quarter of 2013 was due primarily to a rate increase in October 2013.

Therapy services

	Three Months Ended March 31,
	2014		2013		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$36.8	17.7%	$42.3	19.7%	$(5.5)	(13.0)%
Intersegment elimination of services related to affiliated entities	(13.8)	(6.7)	(15.2)	(7.1)	1.4	(9.2)
Third party therapy services	$23.0	11.1%	$27.1	12.6%	$(4.1)	(15.1)%

Hallmark revenue for third party therapy services decreased by $4.1 million in the first quarter of 2014 as compared to the first quarter of 2013. This decrease was related to a $3.9 million decrease in revenue resulting from a net decrease of 17 third party contracts from March 31, 2013 to March 31, 2014. The MPPR for outpatient therapy included in the ATRA went into effect April 1, 2013 and negatively impacted revenue by $1.1 million.
Hospice & Home Health services

	Three Months Ended March 31,
	2014		2013		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$16.2	7.8%	$19.0	8.8%	$(2.8)	(14.7)%
Home Health	6.7	3.2	7.1	3.3	(0.5)	(7.0)
Total hospice & home health services	$22.9	11.0%	$26.1	12.1%	$(3.2)	(12.3)%

The $2.8 million decrease in hospice revenue in the first quarter of 2014 as compared to the first quarter of 2013 was a result of a reduction in ADC of approximately $3.8 million partially offset by an increase in our average PPD of $0.9 million for the first quarter of 2014 as compared to the first quarter of 2013. Medicare sequestration, which went into effect on April 1, 2013, reduced rates by 2%, also negatively impacted revenue for the three months ended March 31, 2014. Revenue for the first quarter of 2013 was net of $1.4 million of hospice cap reserves. There were no hospice cap reserves recorded in the first quarter of 2014.

The $0.5 million decrease in our home health revenue in the first quarter of 2014 as compared to the first quarter of 2013 was the result of a 1.5% decrease in Medicare rates and change in patient mix from Medicare to managed care. For the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013, we experienced a reduction in episodic-based admissions and recertifications of approximately 2%.

Cost of Services Expenses. Cost of services expenses decreased $6.0 million, or 3.2%, to $180.3 million, or 87.1% of revenue, in the three months ended March 31, 2014, from $186.3 million, or 86.7% of revenue, in the three months ended March 31, 2013.

Long term care services

	Three Months Ended March 31,
	2014		2013		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$130.8	85.4%	$128.9	83.8%	$2.0	1.5%
Assisted living facilities	5.5	75.6	5.1	71.4	0.4	8.4
Regional operations support	4.7	n/a	6.2	n/a	(1.5)	(24.7)
Total long-term care services	$141.0	87.4%	$140.1	86.6%	$0.9	0.6%

Cost of services expenses at our skilled nursing facilities increased $2.0 million in the first quarter of 2014 as compared to the first quarter of 2013. The $2.0 million increase was primarily the result of an increase of $1.4 million in salaries and wages, incremental bad debt expense of $0.6 million, $0.4 million in exit costs related to divested facilities, and increased other expenses of $1.5 million comprised of increases in: supplies, food, utilities, taxes, and other expense. This was partially offset by decreased professional liability and general liability insurance expense of $1.8 million and decreased rehabilitation expense of $0.4 million due to the decrease in Medicare census.

Cost of services at our assisted living facilities increased $0.4 million in the first quarter of 2014 as compared to the first quarter of 2013. The increase was due to $0.2 million increase in salaries and wages, an increase in benefit costs of $0.1 million, and an increase in purchased services of $0.1 million as compared to the three months ended March 31, 2013.

Cost of services in regional operations support decreased $1.5 million in the first quarter of 2014 as compared to the first quarter of 2013 primarily due to headcount reductions effective in the third quarter of 2013.

Therapy services

	Three Months Ended March 31,
	2014			2013			Increase/(Decrease)
	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

							Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$36.8	$33.4	90.8%	$42.3	$39.1	92.6%	$(5.7)	(14.7)%
Total therapy services	$36.8	$33.4	90.8%	$42.3	$39.1	92.6%	$(5.7)	(14.7)%

Rehabilitation therapy costs of services as a percentage of revenue decreased by $5.7 million or 14.7% for the three months ended March 31, 2014, as compared to the same period in 2013, commensurate with the revenue reduction.

Hospice and home health services

	Three Months Ended March 31,
	2014		2013		Increase/(Decrease)
	Cost of Service Dollars	Percentage of Revenue	Cost of Service Dollars	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Hospice	$13.8	85.2%	$16.1	85.0%	$(2.3)	(14.4)%
Home Health	6.3	95.4	6.6	92.4	(0.2)	(3.4)
Total hospice & home health services	$20.1	88.1%	$22.7	87.0%	$(2.6)	(11.2)%
Cost of services expenses related to our hospice business decreased $2.3 million in the first quarter of 2014 as compared to the first quarter of 2013. The $2.3 million decrease was primarily attributable to decreased labor expense related to the decrease in census, though PPD costs increased from $134.17 to $141.64, an increase of 5.6%, reflecting the hospice agencies timing to react to the census decline.
Cost of services related to our home health business decreased $0.2 million in the first quarter of 2014 as compared to the first quarter of 2013. The decrease was primarily due to a decrease of $0.3 million in salaries and benefits for employees due to the decrease in census.
Rent Cost of Revenue. Rent cost of revenue increased $0.1 million, or 2.2%, to $4.8 million, or 2.3% of revenue, in the three months ended March 31, 2014 from $4.7 million, or 2.2% of revenue, in the three months ended March 31, 2013.
General and Administrative Services Expenses. Our general and administrative services expenses decreased $0.4 million, or 5.7%, to $6.1 million, or 2.9% of revenue, in the three months ended March 31, 2014 from $6.5 million, or 3.0% of revenue, in the three months ended March 31, 2013. The decrease was primarily due to headcount reductions.

Depreciation and Amortization. Depreciation and amortization increased $0.2 million to $6.1 million, or 2.9% of revenue, in the three months ended March 31, 2014 and 2.7% of revenue for the three months ended March 31, 2013.

Change in fair value of contingent consideration. The change in fair value of contingent consideration remained consistent at approximately $0.1 million for the three months ended March 31, 2014 as compared to March 31, 2013.

Interest Expense. Interest expense decreased by $0.7 million, or 7.5%, to $8.0 million, or 3.9% of revenue, in the three months ended March 31, 2014 from $8.7 million, or 4.0% of revenue, in the three months ended March 31, 2013. The decrease is related to the decrease in average debt outstanding from $453.3 million for the three months ended March 31, 2013 to $423.2 million for the three months ended March 31, 2014. Also, our average interest rate reduced from 7.65% for the three months ended March 31, 2013 to 7.6% for the three months ended March 31, 2014.
Equity in Earnings of Joint Venture. Equity earnings of our pharmacy joint venture remained consistent at $0.5 million in the three months ended March 31, 2014 and March 31, 2013.
Provision for Income Taxes. We recorded a tax expense of $1.3 million, or 50.9% of pre-tax earnings, for the three months ended March 31, 2014, as compared to a tax expense of $0.2 million, or 6.8% of pre-tax earnings, for the three months ended March 31, 2013. The increase in the tax expense was primarily due to the benefits for the three month ended March 31, 2013 from the resolution and ultimate disposition of remaining funds related to the 2010 settlement of the Humboldt County Action and from the increased Work Opportunity Tax Credit as a result of the retroactive reinstatement of that program with the enactment of the American Taxpayer Relief Act of 2012.

Liquidity and Capital Resources
The following table presents selected data from our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash Flows from Continuing Operations
Net cash provided by operating activities	$5,737	$4,481
Net cash used in investing activities	(3,550)	(2,401)
Net cash (used in) provided by financing activities	(2,159)	1,066
Net increase in cash and cash equivalents	28	3,146
Cash and cash equivalents at beginning of period	4,177	2,003
Cash and cash equivalents at end of period	$4,205	$5,149
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
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
At March 31, 2014, we had cash and cash equivalents of $4.2 million Our available cash is held in accounts at third-party financial institutions. We have periodically invested in AAA-rated money market funds. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.
Net cash provided by operating activities in the three months ended March 31, 2014 was $5.7 million, compared to the $4.5 million in the three months ended March 31, 2013.  The change was primarily the result of a $3.3 million improvement in operating cash flows from operating activities and changes in operating assets and liabilities for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, offset by the $1.8 million decrease in net income. The $3.3 million improvement was due to a decrease in accounts payable and accrued liabilities due to the timing of payments of $7.6 million, an $8.6 million increase in employee compensation and benefits due to timing of payments, and an increase in accounts receivable of $3.0 million offset primarily by a decrease in other current and non-current assets of $0.7 million.
Net cash used in investing activities in the three months ended March 31, 2014 was $3.6 million, compared to $2.4 million in the three months ended March 31, 2013 as a result of capital expenditures in both periods.
Net cash used in financing activities in the three months ended March 31, 2014 was $2.2 million, compared to the $1.1 million net cash provided by the three months ended March 31, 2013. We continue to pay down debt and have incurred costs related to the June 2013 debt amendment and the origination of the MidCap insured loans in the three months ended March 31, 2014.
Principal Debt Obligations
Our primary sources of liquidity are our cash on hand, our cash flows from operations and borrowing under our senior secured credit facility, which is subject to the satisfaction of certain financial covenants therein. Our primary liquidity requirements are for debt service on our first lien senior secured term loan, capital expenditures and working capital.
We are significantly leveraged. As of March 31, 2014, we had $419.2 million in aggregate indebtedness outstanding, consisting of $242.84 million first lien senior secured term loan (net of the unamortized portion of the original issue discount ("OID") of $1.1 million), $18.5 million principal amount outstanding under our $100.0 million revolving credit facility, HUD insured loans of $87.0 million, $5.0 million outstanding under our asset based revolving credit facility, $61.8 million term debt mortgage loan, and other debt of approximately $4.1 million. Furthermore, we had $5.5 million in outstanding letters of credit against our $100.0 million revolving credit facility, leaving approximately $76.0 million of additional borrowing capacity under our senior secured credit facility as of March 31, 2014. Substantially all of our subsidiaries, except for the HUD insured loan subsidiaries and the skilled nursing facilities that collateralize the MidCap Financial credit facility, guarantee the first lien senior secured term loan and our revolving credit facility.
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
Under the senior secured credit facility, we must maintain compliance with specified financial covenants measured on a quarterly basis. The senior secured credit facility also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the senior secured credit facility, subject to certain exceptions and minimum thresholds, we are required to apply all of the proceeds from any issuance of debt, as much as half of the proceeds from any issuance of equity, as much as 75% of our annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement), and amounts received in connection with any sale of our assets to repay the outstanding amounts under the Restated Credit Agreement. We believe that we were in compliance with our debt covenants as of March 31, 2014. As of March 31, 2014, our fixed charge coverage ratio was 2.1, which compares to a minimum requirement of 2.0 and our leverage ratio was 4.8, as compared to an allowed maximum of 5.0.
HUD Insured and Other Mortgage Loans
In 2013, we received funding of 10 loans insured by HUD. The loans have a combined aggregate original principal balance of $87.6 million and are secured by 10 skilled nursing facilities. The HUD insured loans have an average all in interest rate of approximately 5.3% and amortization term 30 to 35 years. As of March 31, 2014 the HUD insured loans have a combined aggregate principal balance of $87.0 million.
As of March 31, 2014, we have a total of 10 mortgages insured by HUD, which are secured by 10 skilled nursing facilities. These mortgages have an average remaining term of 33 years with fixed interest rates ranging from 3.4% to 4.6% and a weighted average interest rate of 4.23%. Depending on the mortgage agreement, prepayments are generally allowed only after 12 months from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required. As all $87.6 million of the HUD insured mortgage loans were originated in 2013, none of the loans could be prepaid at March 31, 2014. Any further HUD insured mortgages will require additional HUD approval.
All HUD-insured mortgages are non-recourse loans to us. All mortgages are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of March 31, 2014, we have escrow reserve funds of $2.1 million with the loan servicer that are reported within other current assets, and replacement reserve funds of $2.6 million in other assets.
As of March 31, 2014 we have 10 additional skilled nursing facilities securing a $61.8 million mortgage loan and a $5.0 million asset based revolving credit facility with MidCap Financial. Both loans have an interest rate of LIBOR plus a margin of 5.95% with a LIBOR floor of 0.75%. The mortgage loan amortizes over 25 years with the remaining principal due December 1, 2016. There are additional quarterly principal payments of $0.3 million beginning after six months, $0.4 million in year two and $0.5 million in year three. The mortgage loan has a debt service coverage ratio and a minimum debt coverage ratio, both of which were met at March 31, 2014. The asset based revolving credit facility is secured by the accounts receivable of the 10 skilled nursing facilities.
Capital Expenditures
We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to approximately $1,500 per bed.
We anticipate that we will have capital expenditures in 2014 of approximately $14.0 million to $17.9 million. We will continue to assess our capital spending plans on an ongoing basis.
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
We estimate our self-insured general and professional liability reserves on a quarterly basis and our self-insured workers' compensation reserve on a semiannual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry's loss history. Based upon these analyses, at March 31, 2014, we had reserved $22.4 million net of $0.4 million in insurance recoveries for known or unknown or potential self-insured general and professional liability claims and $20.2 million for self-insured workers' compensation claims. Of these reserves, we estimate that a total of $11.6 million, consisting of approximately $8.0 million for self-insured general and professional liability claims based on historical experience and current claims activity and $3.6 million for self-insured workers' compensation claims, will be payable within 12 months; however, there are no set payment schedules and there can be no assurance that the payment amount in the next 12 months will not be significantly larger or smaller. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future general and professional liability or workers' compensation insurance will be available at a reasonable price and that we will not have to further increase our levels of self-insurance. For additional information on our general and professional liability and workers’ compensation reserve, see "Business — Insurance" in Part 1, Item 1 in our Annual Report on Form 10-K filed with the SEC on February 10, 2014.
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
Recent Accounting Standards
The information required by this item is incorporated herein by reference to Note 3, "Summary of Significant Accounting Policies," to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this report.
Off-Balance Sheet Arrangements
We had outstanding letters of credit of $5.5 million under our $100.0 million revolving credit facility as of March 31, 2014.

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
The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Three Months Ending March 31, (1)
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed-rate debt	$4,573	$1,542	$1,611	$1,683	$1,757	$80,203	$91,369	$92,024
Average interest rate	3.3%	4.4%	4.4%	4.4%	4.4%	4.2%
Variable-rate debt(2)	$3,057	$27,128	$298,825	$—	$—	$—	$329,010	$329,010
Average interest rate(1)	6.4%	5.8%	8.0%	—%	—%	—%

(1)	Based on implied forward three-month LIBOR rates in the yield curve as of March 31, 2014.

(2)	Excludes unamortized original issue discount of $1.1 million on our first lien senior secured term loan debt.

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

Part II. Other Information

Item 1. Legal Proceedings
For information regarding certain pending legal proceedings to which we are a party or our property is subject, see Note 8, "Commitments and Contingencies—Legal Matters," to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

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
Medicare is our largest source of revenue, accounting for 30.0% of our consolidated revenue during the three months period ended March 31, 2014 and 32.6% in the same period for 2013. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of our rehabilitation therapy services customers, are themselves reimbursed by Medicare for the services we provide. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, our business and results of operations will be adversely affected.
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
We receive a significant portion of our revenue from Medicaid, which accounted for 32.3% consolidated revenue for the three months ended March 31, 2014 compared to 30.0% for the same period in 2013. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states (including California and Texas, where significant portions of our Medicaid-related business is located) to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. We expect these state and federal efforts to continue for the foreseeable future. Furthermore, not all of the states in which we operate, most notably Texas, have elected to expand Medicaid as part of federal healthcare reform legislation. If Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program that are disadvantageous to our businesses, our business and results of operations could be materially and adversely affected.
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
Some of our rehabilitation therapy revenue is paid by the Medicare Part B program under a fee schedule. There are annual caps that limit, subject to certain exceptions, the amounts that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to any Medicare beneficiary under Medicare Part B. There is a combined cap for physical therapy and speech-language pathology and a separate cap for occupational therapy that apply subject to certain exceptions. The discontinuation or change in the current cap exception process or future modifications of the Medicare Part B cap structure could have an adverse effect on the revenue that we generate through our rehabilitation therapy business.  This could in turn have a negative effect on our financial condition and results of operations. For example, the Medicare Part B therapy pre-approval provisions (MMR) and multiple procedure payment reduction ("MPPR") rate reductions that took effect October 1, 2012, have continued to negatively impact our therapy business through the three months ended March 31, 2014.
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
For the three months ended March 31, 2014 we recorded hospice Medicare cap adjustment of zero compared to $1.4 million for the three months ended March 31, 2013. Of the $1.4 million recorded in the three months ended March 31, 2013, $1.2 million was related to the 2012 cap year and $0.2 million was related to the 2011 cap year. This adjustment related primarily to patients staying on service longer than estimated which results in the patients' cap allowances being stretched over multiple cap years. Our ability to comply with the cap limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that our hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not differ materially from the actual Medicare cap amount.
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

We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, the intensity of federal and state enforcement actions or the extent and size of any potential sanctions, fines or penalties. Changes in the regulatory framework, our failure to obtain or renew required regulatory approvals or licenses or to comply with applicable regulatory requirements, the suspension or revocation of our licenses or our disqualification from participation in federal and state reimbursement programs, or the imposition of other enforcement sanctions, fines or penalties could have a material adverse effect upon our results of operations, financial condition and liquidity. Furthermore, should we lose licenses or certifications for a number of our facilities or other businesses as a result of regulatory action, legal proceedings such as those described in Note 8, "Commitments and Contingencies-Legal Matters," or otherwise, we could be deemed to be in default under some of our agreements, including agreements governing outstanding indebtedness and the report of such issues at one of our facilities could harm our reputation for quality care and lead to a reduction in our patient referrals and ultimately our revenue and operating income.
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

The long-term care profession has experienced an increasing trend in the number and severity of litigation claims involving punitive damages and settlements. We believe that this trend is endemic to the industry and is a result of a variety of factors, including the number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiffs' lawyers of potentially large recoveries. While some states have enacted tort reform legislation that limits plaintiffs' recoveries in some respects, should our professional liability and general liability increase significantly in the future, we may not be able to increase our revenue sufficiently to cover the cost increases, our operating income could suffer, and we may not be able to meet our obligations to repay our liabilities. For a discussion of recent litigation claims against us, including the Humboldt County Action, see Note 8, "Commitments and Contingencies-Legal Matters" in the notes to the consolidated financial statements included elsewhere in this report.
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
For the three months ended March 31, 2014, we received approximately 40.9% of our consolidated revenue from operations in California and 18.9% from Texas. We expect to continue to receive significant portions of our consolidated revenue from those states in the future as well. Accordingly, economic conditions and changes in state healthcare spending prevailing in either of these markets or other markets in which we have significant concentrations could affect the ability of our patients and third-party payors to reimburse us for our services, either through a reduction of the tax base used to generate state funding of Medicaid programs, an increase in the number of indigent patients eligible for Medicaid benefits, changes in state funding levels or healthcare programs or other factors. A continued or prolonged economic downturn, significant changes in state healthcare spending, or changes in the laws affecting our business in these markets could have a material adverse effect on our financial position, results of operations and cash flows.
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
We operate a number of facilities in California, which enacted legislation aimed at establishing minimum staffing requirements for facilities operating in that state. This legislation required that the California Department of Public Health ("DPH"), promulgate regulations requiring each skilled nursing facility to provide a minimum of 3.2 nursing hours per patient day. The DPH finalized regulations in 2009 that required three 8-hour shifts for nurse-to-patient staffing, described documentation and notice requirements, and specified procedures for obtaining a waiver from per-shift staffing requirements at skilled nursing facilities. Although DPH finalized the regulations, initial implementation of the statute authorizing the regulations is contingent on an appropriation in the state's annual budged legislation or another statute. Because no appropriation was made and no additional statutes were enacted, the regulations did not become operational. Therefore, DPH will continue its practice of determining a facility's compliance with the 3.2 hour of nursing services per patient day measure in accordance with its internal policy and through on-site reviews conducted during periodic licensing and certification surveys and in response to complaints. If the DPH determines that a facility is out of compliance with this staffing measure, the DPH may issue a notice of deficiency, or a citation, depending on the impact on patient care. A citation carries with it the imposition of significant monetary fines. DPH has issued guidelines, implementing the provisions of newly enacted California laws, for state audits that verify compliance with the 3.2 nursing hours per patient day staffing requirements. If DPH determines under an audit that a facility has failed to meet the minimum staffing requirement for between 5% and 49% of the audited days, a significant administrative monetary penalty will be assessed. If DPH determines that a facility has failed to meet the minimum staffing requirement for more than 49% of the audited days, then a larger administrative monetary penalty will be assessed. The issuance of either a notice of deficiency or a citation requires the facility to prepare and implement an acceptable plan of correction. The Humboldt County Action included allegations that certain of our California skilled nursing facilities failed to meet state-mandated minimum staffing requirements. The Humboldt County Action resulted in a jury verdict against us and certain of our affiliated skilled nursing companies that awarded $677 million in damages. The case was ultimately settled in September 2010, pursuant to which we were required to deposit into escrow a total of $50 million to cover certain settlement costs. For more information regarding the Humboldt County Action and the settlement, as well as a description of our February 2013 settlement with the BMFEA which included a new staffing agreement and an ongoing investigation by the DOJ regarding related staffing considerations, see Note 8, "Commitments and Contingencies-Legal Matters" in the notes to the consolidated financial statements included elsewhere in this report.
Our ability to satisfy any minimum staffing requirements depends upon our ability to attract and retain qualified healthcare professionals, including nurses, certified nurse's assistants and other personnel. Attracting and retaining personnel is difficult, given a tight labor market for these professionals in many of the markets in which we operate. Furthermore, if states do not appropriate additional funds (through Medicaid program appropriations or otherwise) sufficient to pay for any additional operating costs resulting from minimum staffing requirements, our profitability may be materially adversely affected.
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
Global market and economic conditions continue to be very challenging. Ongoing concerns about the systemic impact of potential long-term and widespread economic recession or stagnation, energy costs, geopolitical issues, sovereign debt issues, the availability and cost of credit, and the global real estate and mortgage markets have contributed to increased market volatility, uncertainty and liquidity issues for both borrowers and investors. These conditions, combined with volatile prices for energy, food and other commodities, unstable business and consumer confidence, and significant unemployment, have contributed to pronounced economic volatility.
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
We have now and will for the foreseeable future continue to have a significant amount of indebtedness. At March 31, 2014, our total indebtedness was approximately $419.2 million. Our substantial indebtedness could have important consequences. For example, it could:

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
As of March 31, 2014, approximately 570 of our 14,950 active employees were represented by unions and covered by collective bargaining agreements. In addition, certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. We cannot predict the effect that continued union representation or future organizational activities will have on our business or future operations. There can be no assurance that we will not experience a material work stoppage in the future.
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
Our Class A common stock has one vote per share, while our Class B common stock has ten votes per share, on all matters voted on by our stockholders. As of March 31, 2014, Onex Corporation, its affiliates and certain of our directors and members of our senior management who are party to a voting agreement with an affiliate of Onex Corporation owned shares of common stock representing over 75.0% of the combined voting power of our outstanding common stock. Accordingly, Onex Corporation generally has the power to control the outcome of matters on which stockholders are entitled to vote. Such matters include the election and removal of directors, the adoption or amendment of our certificate of incorporation and bylaws, possible mergers, corporate control contests and significant transactions. Through its control of elections to our board of directors, Onex Corporation may also have the ability to appoint or replace our senior management and cause us to issue additional shares of our common stock or repurchase common stock, declare dividends or take other actions. Onex Corporation may make decisions regarding our company and business that are opposed to our other stockholders’ interests or with which they disagree. Onex Corporation may also delay or prevent a change of control of us, even if the change of control would benefit our other stockholders, which could deprive our other stockholders of the opportunity to receive a premium for their Class A common stock. The significant concentration of stock ownership and voting power may also adversely affect the trading price of our Class A common stock due to investors’ perception that conflicts of interest may exist or arise. To the extent that the interests of our public stockholders are harmed by the actions of Onex Corporation, the price of our Class A common stock may be harmed.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below sets forth information with respect to purchases of our Class A common stock made by us or on our behalf during the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2014	38,139	$4.81	n/a	n/a
February 1 - 28, 2014	52,871	$4.42	n/a	n/a
March 1 - 31, 2014	19,076	$4.81	n/a	n/a
Total:	110,086	$4.68	n/a	n/a
(1) Reflects shares forfeited to us upon the vesting of restricted stock granted to participants in our 2007 Incentive Award Plan, to satisfy applicable tax withholding obligations with respect to such vesting. We did not have any publicly announced plans or programs to purchase our Class A common stock in the quarter ended March 31, 2014.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

None.
Item  5. Other Information
None.

Item 6. Exhibits

(a)	Exhibits.

Number	Description

10.1*	Form of Restricted Stock Award Agreement (March 2014) (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on March 28, 2014)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 as filed with the SEC on May 5, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, and (ii) the condensed consolidated statements of operations for the three months ended March 31, 2014 and March 31, 2013, and (iii) the condensed consolidated statements of comprehensive income for the three ended March 31, 2014 and March 31, 2013, and (iv) the condensed consolidated statements of cash flows the three months ended March 31, 2014 and March 31, 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

 *    Management contract or compensatory plan or arrangement.

**	Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLED HEALTHCARE GROUP, INC.

Date:	May 5, 2014	By	/S/ ROBERT H. FISH
Robert H. Fish
Chief Executive Officer

Date:	May 5, 2014	By	/S/ CHRISTOPHER N. FELFE
Christopher N. Felfe
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer, and Authorized Signatory)

EXHIBIT INDEX

Number	Description

10.1*	Form of Restricted Stock Award Agreement (March 2014) (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on March 28, 2014)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 as filed with the SEC on May 5, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, and (ii) the condensed consolidated statements of operations for the three months ended March 31, 2014 and March 31, 2013, and (iii) the condensed consolidated statements of comprehensive income for the three ended March 31, 2014 and March 31, 2013, and (iv) the condensed consolidated statements of cash flows the three months ended March 31, 2014 and March 31, 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

*        Management contract or compensatory plan or arrangement.

**	Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.