Form 10-Q
period 2014-06-30
Skilled Healthcare Group, Inc.
filed 2014-08-11
CIK 1351051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on August 8, 2014, was:
Class A common stock, $0.001 par value – 24,615,157 shares
Class B common stock, $0.001 par value – 15,511,603 shares

Skilled Healthcare Group, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2014

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Skilled Healthcare Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,960	$4,177
Accounts receivable, less allowance for doubtful accounts of $17,943 and $16,665 at June 30, 2014 and December 31, 2013, respectively	110,443	107,215
Deferred income taxes	11,845	9,876
Prepaid expenses	6,009	8,961
Other current assets	11,115	12,188
Total current assets	147,372	142,417
Property and equipment, less accumulated depreciation of $149,175 and $137,484 at June 30, 2014 and December 31, 2013, respectively	336,360	341,822
Leased facility assets, less accumulated depreciation of $4,674 and $4,432 at June 30, 2014 and December 31, 2013, respectively	9,174	9,416
Other assets:
Notes receivable	2,350	520
Deferred financing costs, net	8,600	9,189
Goodwill	68,983	69,065
Intangible assets, less accumulated amortization of $4,799 and $4,640 at June 30, 2014 and December 31, 2013, respectively	18,648	18,807
Deferred income taxes	7,029	9,472
Restricted Assets	30,246	26,965
Other assets	15,199	15,743
Total other assets	151,055	149,761
Total assets	$643,961	$643,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$57,868	$57,179
Employee compensation and benefits	41,385	32,979
Current portion of long-term debt	10,198	7,630
Total current liabilities	109,451	97,788
Long-term liabilities:
Insurance liability risks	29,232	29,534
Other long-term liabilities	12,471	12,367
Long-term debt, less current portion	400,036	411,495
Total liabilities	551,190	551,184
Commitments and contingencies — Note 8
Stockholders’ equity:
Class A common stock, 175,000 shares authorized, $0.001 par value per share; Issued and outstanding - 24,635 and 24,278 at June 30, 2014 and December 31, 2013, respectively	25	24
Class B common stock, 30,000 shares authorized, $0.001 par value per share; Issued and outstanding - 15,512 and 15,515 at June 30, 2014 and December 31, 2013 respectively	16	16
Additional paid-in-capital	380,808	378,756
Accumulated deficit	(288,078)	(286,592)
Accumulated other comprehensive income	—	28
Total stockholders’ equity	92,771	92,232
Total liabilities and stockholders’ equity	$643,961	$643,416
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Net patient service revenue	$206,172	$209,405	$412,685	$423,702
Leased facility revenue	807	787	1,594	1,548
	206,979	210,192	414,279	425,250
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	178,529	182,815	358,838	369,084
Rent cost of revenue	4,922	4,685	9,696	9,354
General and administrative	7,287	6,837	13,371	13,292
Change in fair value of contingent consideration	(121)	(2,244)	(107)	(2,161)
Depreciation and amortization	6,034	5,902	12,120	11,800
Governmental investigation expense	6,000	—	6,000	—
Impairment of long-lived assets	82	—	82	—
Loss on disposal of asset	5	—	5	—
	202,738	197,995	400,005	401,369
Other (expenses) income:
Interest expense	(7,945)	(8,734)	(15,984)	(17,409)
Interest income	302	112	345	224
Other income (expense), net	7	(32)	60	(62)
Equity in earnings of joint venture	92	472	638	960
Debt modification/retirement costs	(822)	(1,088)	(822)	(1,088)
Total other (expenses) income, net	(8,366)	(9,270)	(15,763)	(17,375)
(Loss) income from continuing operations before (benefit) provision for income taxes	(4,125)	2,927	(1,489)	6,506
(Benefit) provision for income taxes	(1,345)	1,139	(3)	1,384
(Loss) income from continuing operations	(2,780)	1,788	(1,486)	5,122
Loss from discontinued operations, net of tax	—	(265)	—	(529)
Net (loss) income	$(2,780)	$1,523	$(1,486)	4,593

(Loss) earnings per share, basic:
(Loss) earnings per common share from continuing operations	$(0.07)	$0.05	$(0.04)	$0.13
Loss per share from discontinued operations	—	(0.01)	—	(0.01)
(Loss) earnings per share	$(0.07)	$0.04	$(0.04)	$0.12

(Loss) earnings per share, diluted:
(Loss) earnings per common share from continuing operations	$(0.07)	$0.05	$(0.04)	$0.13
Loss per share from discontinued operations	—	(0.01)	—	(0.01)
(Loss) earnings per share	$(0.07)	$0.04	$(0.04)	$0.12

Weighted-average common shares outstanding, basic	38,098	37,646	38,035	37,602
Weighted-average common shares outstanding, diluted	38,098	38,186	38,035	38,139
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net (loss) income	$(2,780)	$1,523	$(1,486)	$4,593
Other comprehensive (loss) income:
Unrealized loss on investment available for sale - net of income tax benefit of $9 for the three months ended June 30, 2013; net of income tax benefit of $10 for the six months ended June 30, 2013.		(14)		(16)
Reclassification adjustments:
Gain realized in net loss on investments available for sale - net of income tax expense of $17 for the three and six months ended June 30, 2014.	(28)	—	(28)
Interest expense on interest rate swap - net of income tax expense of $56 and $107 for the three and six months ended June 30, 2013.	—	87	—	169
Other comprehensive (loss) income, net of tax	(28)	73	(28)	153
Comprehensive (loss) income	$(2,808)	$1,596	(1,514)	4,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net (loss) income	$(1,486)	$4,593
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,120	12,266
Change in fair value of contingent consideration	(107)	(2,161)
Provision for doubtful accounts	6,625	6,097
Non-cash stock-based compensation	1,446	1,634
Loss on disposal of assets	5	—
Amortization of deferred financing costs	1,803	1,323
Debt modification/retirement costs	822	1,088
Deferred income taxes	474	4,080
Impairment of long lived assets	82	—
Amortization of discount on debt	282	475
Changes in operating assets and liabilities:
Accounts receivable	(12,643)	(21,037)
Payments on notes receivable	727	1,419
Other current and non-current assets	2,004	(1,642)
Accounts payable and accrued liabilities	1,298	766
Employee compensation and benefits	5,739	(328)
Insurance liability risks	1,812	4,271
Other long-term liabilities	211	945
Net cash provided by operating activities	21,214	13,789
Cash Flows from Investing Activities
Additions to property and equipment	(6,261)	(5,981)
Proceeds from maturity of investments	1,060	—
Net cash used in investing activities	(5,201)	(5,981)
Cash Flows from Financing Activities
Borrowings under line of credit	157,000	165,000
Repayments under line of credit	(163,057)	(161,000)
Repayments of long-term debt	(4,741)	(9,121)
Proceeds from exercise of stock options	948	—
Taxes paid related to net share settlement of equity awards	(343)	(222)
Payment of financing costs	(2,037)	(2,449)
Net cash used in financing activities	(12,230)	(7,792)
Increase in cash and cash equivalents	3,783	16
Cash and cash equivalents at beginning of period	4,177	2,003
Cash and cash equivalents at end of period	$7,960	$2,019
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2014	2013
Supplemental cash flow information
Cash paid for:
Interest expense	$13,073	$15,684
Income taxes, net	$(1,838)	$181
Non-cash activities:
Conversion of accounts receivable into notes receivable	$2,782	$—
Insurance premium financed	$1,625	$1,187
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Description of Business

Current Business
Skilled Healthcare Group, Inc. ("Skilled") is a holding company that owns subsidiary companies that operate long-term care facilities and provides a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated wholly-owned companies are collectively referred to as the "Company." As of June 30, 2014, the Company operated facilities in California, Iowa, Kansas, Missouri, Nevada, Nebraska, New Mexico and Texas, including 73 skilled nursing facilities ("SNFs"), which offer sub-acute care, rehabilitative, specialty healthcare, and skilled nursing care, and 22 assisted living facilities ("ALFs"), which provide room and board and assistance with activities of daily living. The Company leases five skilled nursing facilities in California to an unaffiliated third party operator. In addition, through its Hallmark Rehabilitation subsidiary ("Hallmark"), the Company provides a variety of rehabilitative services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, as of June 30, 2014, the Company provided hospice care and home health services in Arizona, California, Idaho, Montana, Nevada and New Mexico. The Company also provides private duty care services in Idaho, Montana, and Nevada. The Company has an administrative services company that provides a full complement of administrative and consultative services that allows affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. The Company currently has one such service agreement with an unrelated skilled nursing facility operator. The Company also owns a 50% interest in an institutional pharmacy in Texas, which currently serves eight of the Company's SNFs as well as other facilities unaffiliated with the Company.
In June 2014, the Company commenced operations at its state-of-the-art skilled nursing facility in Kansas City, Kansas. The facility is co-located within the University of Kansas' acute rehabilitation hospital adjacent to the medical school. This facility added 96 licensed beds to the Company's long term care operations. As of June 30, 2014, the newly leased facility was not at full operation.

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

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net operating revenues	$—	$3,500	$—	$7,317
Operating expenses	—	3,932	—	8,180
Loss from discontinued operations	—	(432)	—	(863)
Income tax benefit	—	(167)	—	(334)
Loss from discontinued operations	$—	$(265)	$—	$(529)

3. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 (collectively, the "Interim Financial Statements"), are unaudited. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted under applicable U.S. Securities and Exchange Commission rules and regulations. Readers of the Interim Financial Statements should refer to the Company's audited consolidated financial statements and notes thereto (as updated by Note 3, "Summary of Significant Accounting Policies," in this filing), for the year ended December 31, 2013, which are

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

included in the Company's 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). Management believes that the Interim Financial Statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company's financial information in all material respects as of the dates and for the periods presented. The results of operations presented in the Interim Financial Statements are not necessarily indicative of operations to be expected for the entire year or any other period.
The accompanying Interim Financial Statements include the accounts of Skilled and its consolidated wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Estimates and Assumptions
The interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which require the Company to consolidate company financial information and make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates in the Company’s interim financial statements relate to revenue, allowance for doubtful accounts, self-insured liability risks, income taxes, governmental investigation, and valuation of contingent consideration.
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
Overall payments made by Medicare for hospice services are subject to an annual cap amount on a per hospice agency basis. Total Medicare payments received for services rendered during the applicable Medicare hospice cap year by each Medicare-certified agency during this period are compared to the cap amount for the relevant period. Payments in excess of the cap are subject to recoupment by Medicare. For the three months ended June 30, 2014 and 2013, the Company recorded hospice Medicare cap reserves of $0.9 million and $1.4 million, respectively, as adjustments to revenue. Of the $0.9 million recorded in the three months ended June 30, 2014, $0.5 million was related to the 2014 cap year and $0.4 million was related to the 2013 cap year. Of the $1.4 million recorded in the three months ended June 30, 2013, $0.7 million was related to the 2013 cap year and $0.7 million was related to the 2012 cap year. For the six months ended June 30, 2014 and 2013, the Company recorded hospice Medicare cap reserves of $0.9 million and $2.9 million, respectively, as adjustments to revenue. Of the $0.9 million recorded in the six months ended June 30, 2014, $0.5 million was related to the 2014 cap year and$0.4 million was related to the 2013 cap year. Of the $2.9 million recorded in the six months ended June 30, 2013, $0.7 million was related to the 2013 cap year, $2.0 million was related to the 2012 cap year, and $0.2 million was related to the 2011 cap year.
Notes Receivable
As of June 30, 2014 and December 31, 2013, net notes receivable were approximately $4.1 million and $2.0 million, respectively, of which $1.7 million and $1.5 million was reflected as current assets as of June 30, 2014 and December 31, 2013, with the remaining balances reflected as long-term assets. Interest rates on these notes approximated market rates as of the date the notes were originated.
As of June 30, 2014, two customers of the Company's rehabilitation therapy services business were responsible for 100% of the net notes receivable balance. The notes receivable, as well as the receivables from these customers, are secured by the assets of the customers as well as a personal guaranty by the principal owners of the customers. Additionally, the customers represented $8.5 million, or 43.6% of the net accounts receivable for the Company's rehabilitation therapy services business and approximately $19.3 million, or 41.7%, of the external revenue of the rehabilitation therapy services business for the six months ended June 30, 2014.
The notes receivable balance is stated net of an allowance for uncollectibility. At June 30, 2014, there was no note receivable reserve balance.
Recent Accounting Pronouncement
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, ("ASU 2014-08").  This ASU requires an entity to report disposed components or components held-for-sale in discontinued operations if such components represent a strategic shift that have or will have a significant effect on operations and financial results. Additionally, expanded disclosure about discontinued operations and disposals of significant components that do not qualify for discontinued operations presentation will be required. The adoption of ASU 2014-08 is effective prospectively for disposals that occur within annual periods beginning on or after December 15, 2014, with early adoption permitted. The Company is currently evaluating the impact to the consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-08").  This ASU requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The ASU is effective beginning in the first quarter of our fiscal year 2017. Early adoption is not permitted. The Company is currently evaluating the impact to the consolidated financial statements.

4. (Loss) Income Per Share
The Company computes (loss) income per share of Class A common stock and Class B common stock using the two-class method. The Company's Class A common stock and Class B common stock are identical in all respects, except with respect to voting rights and that each share of Class B common stock is convertible into one share of Class A common stock under certain circumstances. (Loss) income is allocated on a proportionate basis to each class of common stock in the determination of (loss) income per share.
Basic net (loss) income per share was computed by dividing net (loss) income by the weighted-average number of outstanding shares for the period. Diluted earnings per share is computed by dividing income (loss) plus the effect of assumed conversions (if applicable) by the weighted-average number of outstanding shares after giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and convertible preferred stock, if any. The following table sets forth the computation of basic and diluted net (loss) income per share of Class A common stock and Class B common stock for the three and six months ended June 30, 2014 and June 30, 2013 (amounts in thousands, except per share data):

	Three months ended June 30, 2014			Three months ended June 30, 2013			Six months ended June 30, 2014			Six months ended June 30, 2013
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Net (loss) Income per share, basic
Numerator:
Allocation of (loss) income from continuing operations	$(1,648)	$(1,132)	$(2,780)	$1,048	$740	$1,788	$(880)	$(606)	$(1,486)	$3,000	$2,122	$5,122
Allocation of loss from discontinued operations	—	—	—	(155)	(110)	(265)	—	—	—	(310)	(219)	(529)
Allocation of net (loss) income	$(1,648)	$(1,132)	$(2,780)	$893	$630	$1,523	$(880)	$(606)	$(1,486)	$2,690	$1,903	$4,593
Net (loss) income per share, diluted
Numerator:
Allocation of (loss) income from continuing operations	$(1,648)	$(1,132)	$(2,780)	$1,059	$729	$1,788	$(880)	$(606)	$(1,486)	$3,030	$2,092	$5,122
Allocation of loss from discontinued operations	—	—	—	(157)	(108)	(265)	—	—	—	(313)	(216)	$(529)
Allocation of net (loss) income	$(1,648)	$(1,132)	$(2,780)	$902	$621	$1,523	$(880)	$(606)	$(1,486)	$2,717	$1,876	$4,593
Denominator for basic and diluted (loss) income per share:
Weighted average common shares outstanding, basic	22,585	15,513	38,098	22,070	15,576	37,646	22,521	15,514	38,035	22,026	15,576	37,602
Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	—	—	—	540	—	540	—	—	—	537	—	537
Adjusted weighted-average common shares outstanding, diluted	22,585	15,513	38,098	22,610	15,576	38,186	22,521	15,514	38,035	22,563	15,576	38,139
(Loss) earnings per share, basic:
(Loss) earnings per common share from continuing operations	$(0.07)	$(0.07)	$(0.07)	$0.05	$0.05	$0.05	$(0.04)	$(0.04)	$(0.04)	$0.13	$0.13	$0.13
Loss per share from discontinued operations	—	—	—	(0.01)	(0.01)	(0.01)	—	—	—	$(0.01)	$(0.01)	$(0.01)
(Loss) earnings per share	$(0.07)	$(0.07)	$(0.07)	$0.04	$0.04	$0.04	$(0.04)	$(0.04)	$(0.04)	$0.12	$0.12	$0.12
(Loss) earnings per share, diluted:
(Loss) earnings per common share from continuing operations	$(0.07)	$(0.07)	$(0.07)	$0.05	$0.05	$0.05	$(0.04)	$(0.04)	$(0.04)	$0.13	$0.13	$0.13
Loss per share from discontinued operations	—	—	—	(0.01)	(0.01)	(0.01)	—	—	—	$(0.01)	$(0.01)	$(0.01)
(Loss) earnings per share	$(0.07)	$(0.07)	$(0.07)	$0.04	$0.04	$0.04	$(0.04)	$(0.04)	$(0.04)	$0.12	$0.12	$0.12
The following were excluded from the weighted-average diluted shares computation for the three and six months ended June 30, 2014 and 2013, as their inclusion would have been anti-dilutive (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options to purchase common shares	338	585	492	585
Non-vested common shares	198	434	221	911
Total excluded	536	1,019	713	1,496

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
At June 30, 2014, LTC services included 73 wholly-owned SNF operating companies that offer post-acute, rehabilitative custodial and specialty skilled nursing care, as well as 22 wholly-owned ALF operating companies that provide room and board and social services. Therapy services included rehabilitative services such as physical, occupational and speech therapy provided in the Company's facilities and in unaffiliated facilities. Hospice and home health services were provided by the Company's wholly-owned subsidiaries to patients.
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth selected interim financial data consolidated by business segment (dollars in thousands):

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Three months ended June 30, 2014
Net patient service revenue from external customers	$162,264	$23,076	$20,832	$—	$—	$206,172
Leased facility revenue	807	—	—	—	—	807
Intersegment revenue	503	14,066	—	—	(14,569)	—
Total revenue	$163,574	$37,142	$20,832	$—	$(14,569)	$206,979
Operating income (loss)	$12,950	$3,892	$(5,192)	$(7,409)	$—	$4,241
Interest expense, net of interest income						(7,643)
Other income						7
Equity in earnings of joint venture						92
Debt modification/retirement costs						(822)
Loss from continuing operations before benefit for income taxes						$(4,125)
Depreciation and amortization	$5,520	$165	$227	$122	$—	$6,034
Segment capital expenditures	$2,469	$18	$53	$171	$—	$2,711
Adjusted EBITDA	$18,834	$4,056	$1,461	$(6,074)	$—	$18,277
Adjusted EBITDAR	$23,297	$4,056	$1,920	$(6,074)	$—	$23,199
Three months ended June 30, 2013
Net patient service revenue from external customers	$157,512	$26,637	$25,256	$—	$—	$209,405
Leased facility revenue	787	—	—	—	—	787
Intersegment revenue	653	14,018	—	—	(14,671)	—
Total revenue	$158,952	$40,655	$25,256	$—	$(14,671)	$210,192
Operating income (loss)	$12,608	$2,705	$3,879	$(6,995)	$—	$12,197
Interest expense, net of interest income						(8,622)
Other expense						(32)
Equity in earnings of joint venture						472
Debt modification/retirement costs						(1,088)
Income from continuing operations before provision for income taxes						$2,927
Depreciation and amortization	$5,428	$174	$135	$165	$—	$5,902
Segment capital expenditures	$3,365	$70	$83	$62	$—	$3,580
Adjusted EBITDA	$18,237	$2,879	$2,017	$(4,832)	$—	$18,301
Adjusted EBITDAR	$22,464	$2,879	$2,483	$(4,840)	$—	$22,986
Six months ended June 30, 2014
Net patient service revenue from external customers	$322,850	$46,143	$43,693	$—	$—	$412,685
Leased facility revenue	1,594	—	—	—	—	1,594
Intersegment revenue	954	27,901	—	—	(28,855)	—
Total revenue	$325,398	$74,044	$43,693	$—	$(28,855)	$414,279
Operating income (loss)	$23,920	$7,197	$(3,208)	$(13,635)	$—	$14,274
Interest expense, net of interest income						(15,639)

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Other income						60
Equity in earnings of joint venture						638
Debt modification/retirement costs						(822)
Loss from continuing operations before provision from income taxes						$(1,489)
Depreciation and amortization	$11,061	$333	$462	$264	$—	$12,120
Segment capital expenditures	$5,307	$54	$107	$793	$—	$6,261
Adjusted EBITDA	$35,964	$7,530	$3,863	$(11,227)	$—	$36,130
Adjusted EBITDAR	$44,735	$7,530	$4,788	$(11,227)	$—	$45,826
Six months ended June 30, 2013
Net patient service revenue from external customers	$318,608	$53,744	51,350	$—	$—	$423,702
Leased facility revenue	1,548	—	—	—	—	1,548
Intersegment revenue	1,194	29,190	—	—	(30,384)	—
Total revenue	$321,350	$82,934	51,350	$—	$(30,384)	$425,250
Operating income (loss)	$25,289	$5,659	6,583	$(13,650)	$—	$23,881
Interest expense, net of interest income						(17,185)
Other expense						(62)
Equity in earnings of joint venture						960
Debt modification/retirement costs						(1,088)
Income from continuing operations before provision for income taxes						$6,506
Depreciation and amortization	$10,802	$350	$291	$357	$—	$11,800
Segment capital expenditures	$5,562	$93	$213	$113	$—	$5,981
Adjusted EBITDA	$36,987	$6,010	$5,219	$(10,856)	$—	$37,360
Adjusted EBITDAR	$45,423	$6,010	$6,137	$(10,856)	$—	$46,714

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of Adjusted EBITDA and Adjusted EBITDAR to net (loss) income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Adjusted EBITDAR	$23,199	$22,986	$45,826	$46,714
Rent cost of revenue	(4,922)	(4,685)	(9,696)	(9,354)
Adjusted EBITDA	18,277	18,301	36,130	37,360
Depreciation and amortization	(6,034)	(5,902)	(12,120)	(11,800)
Interest expense	(7,945)	(8,734)	(15,984)	(17,409)
Interest income	302	112	345	224
Change in fair value of contingent consideration	121	2,244	107	2,161
Organization restructure costs	(631)	(1,549)	(1,071)	(1,549)
Exit costs related to divested facilities	27	—	(340)	—
Losses at skilled nursing facility not at full operation	(133)	—	(133)	—
Governmental investigation expense	(6,000)	—	(6,000)	—
Professional fees related to non-routine matters	(1,205)	(457)	(1,519)	(1,393)
Debt modification/retirement costs	(822)	(1,088)	(822)	(1,088)
Impairment of long-lived assets	(82)	—	(82)	—
Discontinued operations, net of taxes	—	(265)	—	(529)
Benefit (provision) for income taxes	1,345	(1,139)	3	(1,384)
Net (loss) income	$(2,780)	$1,523	$(1,486)	$4,593
The following table presents the segment assets as of June 30, 2014 compared to December 31, 2013 (in thousands):

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Total
June 30, 2014:
Segment total assets	$448,036	$49,664	$78,472	$67,789	$643,961
Goodwill and intangibles included in total assets	$1,168	$23,693	$62,770	$—	$87,631
December 31, 2013:
Segment total assets	$445,987	$48,251	$80,290	$68,888	$643,416
Goodwill and intangibles included in total assets	$1,300	$23,693	$62,879	$—	$87,872

6. Property and Equipment
Property and equipment consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Land and land improvements	$62,370	$62,370
Buildings and leasehold improvements	324,121	320,923
Furniture and equipment	90,695	87,392
Construction in progress	8,349	8,621
	485,535	479,306
Less accumulated depreciation	(149,175)	(137,484)
	$336,360	$341,822

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Leased facility assets consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Leased facility assets	$13,848	$13,848
Less accumulated depreciation	(4,674)	(4,432)
	$9,174	$9,416

The Company began leasing five skilled nursing facilities in California to an unaffiliated third party operator in April 2011 and at that time signed a 10-year lease with two 10-year extension options exercisable by the lessee.

7. Income Taxes

For the three months ended June 30, 2014, the Company recorded an income tax benefit of $1.3 million representing an effective tax rate of 32.6% compared to an income tax expense of $1.1 million from continuing operations for the same period in 2013. The reduction in tax expense for the three months ended June 30, 2014 was primarily due to a $7.1 million decrease in pretax income, from $2.9 million for the three months ended June 30, 2013 to a loss from continuing operations of $4.1 million for the three months ended June 30, 2014, offset by $0.3 million of tax expense related to stock compensation for shares that vested at a lower price than the grant value.
For the six months ended June 30, 2014, the Company recorded an income tax expense of less than $0.1 million representing an effective tax rate of negative 0.2% compared to an income tax expense of $1.4 million from continuing operations for the same period in 2013. The reduction in tax expense for the six months ended was primarily due to a $8.0 million decrease in pretax income, from $6.5 million for the six months ended June 30, 2013 to a loss from continuing operations of $1.5 million for the six months ended June 30, 2014.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Commitments and Contingencies
Legal Matters
General
Skilled and its subsidiaries are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including without limitation claims that their services have resulted in injury or death to patients who receive care from the Company's businesses and claims related to employment, staffing requirements and commercial and other matters. Although Skilled and its subsidiaries intend to vigorously defend themselves in these matters, there can be no assurance that the outcomes of these matters will not have a material adverse effect on the Company's results of operations and financial condition. The Company makes provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions are reviewed at least quarterly and adjusted to reflect the impact of settlement negotiations, judicial and administrative rulings, advice of legal counsel and other information and events pertaining to a particular case.
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

Creekside Hospice Investigation
On August 2, 2013, the United States Attorney for the District of Nevada and the Civil Division of the U.S. Department of Justice (collectively, the “DOJ”) informed us that its Civil Division was investigating the Company, as well as its subsidiary, Creekside Hospice II, LLC, for possible violations of federal and state healthcare fraud and abuse laws and regulations. Those laws could have included the federal False Claims Act ("FCA") and the Nevada False Claims Act ("NFCA"). The FCA provides for civil and administrative fines and penalties, plus treble damages. The NFCA provides for similar fines and penalties, including treble damages. Violations of those federal or state laws could also subject the Company and/or its subsidiaries to exclusion from participation in the Medicare and Medicaid programs.
On or about August 6, 2014, in relation to the investigation the DOJ filed a notice of intervention in two pending qui tam proceedings filed by private party relators under the FCA and the NFCA and advised that it intends to take over the actions and file an amended complaint within 90 days, asserting that certain claims for hospice services provided by Creekside in the time period 2010 to 2013 did not meet Medicare requirements for reimbursement and are in violation of the civil False Claims Act. The Company believes that False Claims Act remedies will be pursued for an unspecified amount, with a request to treble provable damages and impose penalties per proved false claim in the amount ranging from $5,500 to $11,500 per claim. Additionally, alternative remedies such as overpayment, mistake or unjust enrichment may be sought.
While the Company denies the allegations and will defend this action, the Company has accrued $6.0 million as a contingent liability in connection with the matter, but it could ultimately cost more than that amount to settle or otherwise resolve it, including to satisfy any judgment that might be rendered against the Company or Creekside if the litigation defense were ultimately unsuccessful.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Humboldt County Litigation

In connection with the September 2010 settlement of class action litigation against Skilled and certain of its subsidiaries related to, among other matters, alleged understaffing at certain California skilled nursing facilities operated by Skilled's subsidiaries (the "Humboldt County Action"), Skilled and its defendant subsidiaries (collectively, the "Defendants”) entered into settlement agreements with the plaintiffs and intervenor and agreed to an injunction. The settlement was approved by the Superior Court of California, Humboldt County on November 30, 2010. Under the terms of the settlement agreements, the defendant entities deposited a total of $50.0 million into escrow accounts to cover settlement payments to class members, notice and claims administration costs, reasonable attorneys' fees and costs and certain other payments, including $5.0 million to settle certain government agency claims and potential government claims that may arise. Of the $5.0 million provided for such government claims, $1.0 million was initially released by the court to the Humboldt County Treasurer-Tax Collector on behalf of the People of the State of California for their release of the Defendants. The remaining $4.0 million was available for the settlement and releases by the California Attorney General and certain other District Attorneys. However, in the event that any of these government authorities were to instead file certain actions against the Defendants by February 2013, the entire $4.0 million would have reverted to the Defendants upon their request to the Settlement Administrator. No such actions were filed, however, resulting in an additional $1.0 million distribution to the Humboldt County District Attorney's Office and the remaining $3.0 million was distributed to the class settlement fund, as required by the settlement agreement.
In addition to the payments to the Humboldt County Treasurer-Tax Collector on behalf of the People of the State of California, the court also approved payments from the escrow of up to approximately $24.8 million for plaintiff attorneys' fees and costs and $10,000 to each of the three named plaintiffs.  Pursuant to the injunction, the twenty-two Defendants that operated California nursing facilities were required to provide specified nurse staffing levels, comply with specified state and federal regulations governing staffing levels and posting requirements, and provide reports and information to a court-appointed auditor. The injunction was to remain in effect for a period of twenty-four months unless extended for additional three-month periods as to any Defendants who violated the injunction. Defendants demonstrating compliance for an eighteen-month period that ended September 30, 2012 were permitted to petition for early termination of the injunction. The Defendants were required to demonstrate over the term of the injunction that the costs of the injunction met a minimum threshold level pursuant to the settlement agreement, which level, initially $9.6 million, was reduced by the portion attributable to any Defendant in the case that no longer operated a skilled nursing facility during the injunction period.
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
In the course of ongoing communications with the California Attorney General's Bureau of Medi-Cal Fraud & Elder Abuse ("BMFEA") related to the BMFEA matter discussed below, representatives of the California Attorney General and the U.S. Department of Justice ("DOJ") indicated an interest in pursuing an action under the False Claims Act ("FCA"). The DOJ expressed that it believes the company has FCA and other legal liabilities based upon the jury findings in the Humboldt County Action and otherwise related to staffing and perhaps other considerations related thereto. While the Company continues to cooperate with the government's evaluation of the matter, the Company views the government's apparent legal theories, including the False Claims Act theories, as lacking support in the established case law. The Company intends to vigorously defend any such action if brought.
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
Insurance
The Company maintains various insurance and self insurance for property and casualty including workers' compensation and general and professional liability. The Company believes that its insurance programs are adequate and appropriate, and where there has not been a direct transfer of risk to the insurance carrier, the Company recognizes a liability in the consolidated financial statements.
Workers' Compensation. The Company has maintained workers' compensation insurance where statutorily required. The commercial workers' compensation insurance purchased is loss sensitive in nature. As a result, the Company is responsible for adverse loss development. The Company self-insures the first unaggregated $1.0 million per workers' compensation claim for all operations. The Company has elected not to carry workers' compensation insurance in Texas as a qualified non-subscriber and may be liable for negligence claims that are asserted against it by its Texas-based employees. The Company recognizes a liability in its financial statements for its estimated self-insured workers' compensation risks. Historically, estimated liabilities have been sufficient to cover actual claims. Effective January 1, 2014 the Company self-insures its workers compensation for all its business operations, other than those based in Texas, through its wholly-owned insurance company based on actuarily determined estimates.
General and Professional Liability. The Company's services subject it to certain liability risks. Malpractice and similar claims may be asserted against the Company if its services are alleged to have resulted in patient injury or other harm. The Company is subject to malpractice and similar claims and other litigation in the ordinary course of business.
The Company purchases excess liability policies for claims in excess of its unaggregated self insured retention for all businesses. The Company also self-insures professional liability claims through its wholly-owned insurance company.
The Company's Hospice and home health businesses are insured under a separate general and professional liability insurance policy. The excess liability coverage referenced above is also applicable to this policy.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Actuarial Analysis. Changes in actuarial estimates are reviewed on a quarterly basis for professional and general liability claims and semi-annually for workers compensation claims. Variances in expected ultimate liabilities are recognized accordingly.
Employee Medical Insurance. Medical preferred provider option programs are offered as a component of the Company's employee benefits. The Company retains a self-insured amount up to a contractual stop loss amount of $0.25 million deductible for its preferred provider organization plan. All other employee medical plans are guaranteed cost plans.
A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

	As of June 30, 2014:							As of December 31, 2013
	General and Professional		Employee Medical		Workers’ Compensation		Total	General and Professional		Employee Medical		Workers’ Compensation		Total
Current	$7,620	(1)	$2,079	(2)	$6,213	(2)	$15,912	$8,228	(1)	$2,446	(2)	$3,178	(2)	$13,852
Non-current	14,530		—		14,702		29,232	12,762		—		16,772		29,534
	$22,150		$2,079		$20,915		$45,144	$20,990		$2,446		$19,950		$43,386

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.
Hallmark Indemnification
Hallmark, the Company's rehabilitation services subsidiary, provides physical, occupational and speech therapy services to various unaffiliated skilled nursing facilities. These unaffiliated skilled nursing facilities are reimbursed for these services from the Medicare Program and other third-party payors. Hallmark has indemnified these unaffiliated skilled nursing facilities from a portion of certain disallowances of these services. Additionally, to the extent a Recovery Auditor ("RA") or other regulatory authority or contractor is successful in making a claim for recoupment of revenue from any of these skilled nursing facilities, Hallmark will typically be required to indemnify them against their charges associated with this loss. No material indemnification payments were required to be made in the three and six months ended June 30, 2014 or 2013.
Financial Guarantees
Substantially of all Skilled's wholly-owned subsidiaries guarantee the Company's first lien senior secured credit facility, excluding the subsidiaries that are pledged as collateral for the ten mortgage loans insured by the U.S. Department of Housing and Urban Development Program ("HUD") and the ten facilities pledged to MidCap Financial as collateral for the MidCap Financial credit facility. These loans are discussed in Note 11, "Debt", below. The aforementioned guarantees are full and unconditional and joint and several. Other subsidiaries of Skilled that are not guarantors are considered minor.

9. Stockholders' Equity
Accumulated Other Comprehensive Income
Accumulated other comprehensive income refers to gains and losses that are recorded as an element of stockholders' equity but are excluded from net (loss) income. The Company's other comprehensive (loss) income consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges and gains and losses from investments available for sale. Details of other comprehensive (loss) income are included in the accompanying condensed consolidated Statements of Comprehensive (Loss) Income.

2007 Incentive Award Plan
During the six months ended June 30, 2014, the Company granted performance stock awards covering 512,475 shares of common stock. Each of the stock awards is subject to market-based vesting criteria. In order for the shares to vest, the Company must attain various average stock prices, each over a thirty-day period. There were no such market-based awards issued in the six months ended June 30, 2013.
During the year ended June 30, 2014, the following occurred with respect to restricted stock awards, restricted stock units, and performance stock awards under the Company’s existing plans (number of shares in thousands):

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested balance at January 1, 2014	2,256	$6.42
Granted	872	4.75
Vested	(322)	4.51
Forfeited	(582)	5.44
Non-vested balance at June 30, 2014	2,224	$6.30
As of June 30, 2014, there was approximately $5.4 million of total unrecognized compensation costs related to restricted stock awards, restricted stock units and performance stock awards. These costs have a weighted-average remaining recognition period of 1.9 years as of June 30, 2014. The total fair value of shares vested during the period ended June 30, 2014 was $1.5 million.
The following table summarizes stock option activity during the six months ended June 30, 2014 under the Skilled Healthcare Group, Inc. Amended and Restated 2007 Incentive Award Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	794,645	$8.54
Granted	—	$—
Exercised	(160,548)	$5.91
Forfeited or cancelled	(157,083)	$9.55
Outstanding at June 30, 2014	477,014	$9.09	4.65	$—
Fully vested and expected to vest at June 30, 2014	475,956	$9.10	4.65	$—
Exercisable at June 30, 2014	456,491	$9.15	4.53	$—
As of June 30, 2014, there was $0.1 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 1.4 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company's expectations.
Aggregate intrinsic value represents the value of Skilled's closing stock price on the New York Stock Exchange on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.

Compensation related to stock option grants and stock awards included in general and administrative expenses was $0.6 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively. The amount of compensation included in general and administrative expense was $1.2 million and $0.9 million for the six months ended June 30, 2014 and 2013, respectively. The amount of compensation included in cost of services was $0.2 million for both the three months ended June 30, 2014 and 2013, respectively. The amount of compensation included in cost of services was $0.2 million and $0.8 million for the six months ended June 30, 2014 and 2013.

10. Fair Value Measurements
Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table summarizes the valuation of the Company’s marketable securities and contingent consideration as of June 30, 2014 (dollars in thousands) and December 31, 2013:

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available for sale securities	$—	$—	$—	$—	$1,046	$—
Trading securities	$—	$8,526	$—	$—	$—	$—
Contingent consideration – acquisitions	$—	$—	$1,329	$—	$—	$1,736
The Company's wholly-owned offshore captive insurance company is required by regulatory agencies to set aside assets to comply with the laws of the jurisdiction in which it operates. These assets consist of restricted cash and trading securities, which are included in restricted assets in the Company's consolidated June 30, 2014 condensed balance sheet. The unrealized holding gain included in (loss) income on the Company's trading securities was negligible for the three and six months ended June 30, 2014 and 2013.
On July 1, 2011, a wholly-owned subsidiary of the Company acquired Altura Homecare & Rehab ("Altura"). The acquisition included contingent earn-out consideration which can be earned based on the acquired business's achievement of an EBITDA threshold. The contingent consideration is up to $1.5 million over a period of 3 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of the earn-out was $0.5 million at June 30, 2014 and December 31, 2013.
On October 24, 2011, a wholly-owned subsidiary of the Company acquired substantially all of the assets of Cornerstone Hospice, Inc. ("Cornerstone"). The acquisition included contingent earn-out consideration which can be earned based on the acquired business's achievement of an EBITDA threshold. The contingent consideration is up to $1.5 million over a period of 5 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of the earn-out at December 31, 2013 was $1.1 million and at June 30, 2014 was $0.8 million which reflects payments of $0.3 million to the seller and a fair value adjustment of less than $0.1 million.
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
Below is a table listing the Level 3 rollforward as of June 30, 2014 (in thousands):

Level 3 Rollforward
Value at January 1, 2014	$1,736
Change in fair value	(107)
Payout	(300)
Value at June 30, 2014	$1,329
Long Term Debt
At June 30, 2014 and December 31, 2013, the aggregate fair value of the Company's term loan due 2016, the revolving credit facility due 2015, the HUD insured loans due in 2043 and 2048, the mortgage term loan due 2016, and the asset based revolving credit facility due 2016, using Level 2 inputs, approximated the carrying value. The carrying value of the debt was approximately $410.2 million and $419.1 million at June 30, 2014 and December 31, 2013 respectively. Fair value was estimated based on current yield rates plus the Company's estimated credit spread available for loan products with similar terms and maturities.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Debt
The Company’s long-term debt is summarized as follows (dollars in thousands):

	As of June 30, 2014	As of December 31, 2013
Term Loan, due April 2016, interest rate based on LIBOR (subject to a 1.50% floor) plus 5.50%, or 7.00%, at June 30, 2014 and LIBOR (subject to a 1.50% floor) plus 5.25%, or 6.75%, at December 31, 2013; collateralized by substantially all assets of the Company excluding the skilled nursing facilities that collateralize the HUD insured mortgage loans and the skilled nursing facilities that collateralize the MidCap Financial credit facility	$243,953	$243,953
Term Loan original issue discount	(973)	(1,254)
Revolving Credit Facility due April 2015, interest rate comprised of the Prime rate of 3.25% plus 3.50%, or 6.75%, at December 31, 2013	—	11,000
Revolving Credit Facility due April 2016, interest rate comprised of LIBOR plus 5.50%, or 5.74%, at June 30, 2014	7,308	—
Revolving Credit Facility due April 2015, interest rate comprised of LIBOR plus 4.50%, or 4.74%, at June 30, 2014 and December 31, 2013	4,692	7,057
HUD insured loans due in 2043 and 2048, with a weighted average interest rate of 4.28% and 4.24% at June 30, 2014 and December 31, 2013, respectively	86,668	87,314
Term Loan, due December 2016, interest rate based on LIBOR rate (subject to a floor of 0.75%) plus 5.95%, or 6.70%, at June 30, 2014 and December 31, 2013; collateralized by 10 skilled nursing facilities	61,262	62,000
Revolving Credit Facility due December 2016, interest rate comprised of LIBOR (subject to a floor of 0.75%) plus 5.95%, or 6.70%, at June 30, 2014 and December 31, 2013; collateralized by the accounts receivable of 10 skilled nursing facilities	5,000	5,000
Note payable due December 2018, interest rate fixed at 6.50%, payable in monthly installments, collateralized by a first priority deed of trust	875	959
Insurance premiums financed	1,395	2,990
Other	54	106
Total long-term debt	410,234	419,125
Less amounts due within one year	(10,198)	(7,630)
Long-term debt, less current portion	$400,036	$411,495

Term Loan and Revolving Credit Facility
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
On June 6, 2013, the Company entered into an amendment to the Restated Credit Agreement that increased the maximum leverage ratio by 0.50 throughout the life of the Restated Credit Agreement. The amendment additionally permits the Company to make future offers to the lenders under the revolving credit facility to extend the maturity date of all or a portion of the revolving credit facility. The credit arrangements provided under the Restated Credit Agreement are collectively referred to herein as the Company's senior secured credit facility.
In connection with the June 2013 modification, the Company paid fees totaling $2.5 million, of which $1.1 million was recorded as debt modification costs in the consolidated statement of operations, and $1.4 million was recorded as other assets in the consolidated balance sheet. Substantially all of the Company's assets, except those skilled nursing facilities securing the HUD and MidCap mortgage loans, are pledged as collateral under the senior secured credit facility. Amounts borrowed under the senior secured term loan may be prepaid at any time without penalty, except for LIBOR breakage costs. The senior secured term loan matures on April 9, 2016.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 23, 2014, the Company entered into an Amendment No. 2 and Loan Modification Agreement ("Amendment No. 2") to our Fourth Amended and Restated Credit Agreement dated April 12, 2012, as previously amended on June 6, 2013. Amendment No. 2 increased the maximum leverage ratio to 5.25 and decreased the fixed charge coverage ratio to 1.85, both up to but not including June 30, 2015. Amendment No. 2 increased the interest rate by 0.25% to the London Interbank Offered Rate ("LIBOR") (subject to a floor of 1.50%) plus a margin of 5.50 or the prime rate (subject to a floor of 2.50%) plus a margin of 4.50%. Amendment No. 2 extended the maturity date of the revolving credit facility to April 9, 2016 and reduced the commitments of any extending revolving lenders by 25%. After giving effect to Amendment No. 2, the extended revolving credit facility commitments are $50.6 million and the non-extended revolving credit facility commitments are $32.5 million, for a total capacity of $83.1 million. The capacity of the revolving credit facility will decrease to $50.6 million on April 9, 2015 until its maturity. Lenders that take an assignment of non-extended commitments may subsequently agree to extend those commitments in accordance with Amendment No. 2. Amendment No. 2 also modified the interest rate for the extended revolving credit commitments to be, at the Company’s option, LIBOR plus a margin between 5.25% and 5.50% (based upon consolidated leverage) or the prime rate plus a margin between 4.25% and 4.50% (based upon consolidated leverage). The interest rates on the non-extended revolving credit facility commitments remain, at the Company’s option, at LIBOR plus a margin of between 4.25% and 4.50% (based upon consolidated leverage) or the prime rate plus a margin between 3.25% and 3.50% (based upon consolidated leverage). In connection with the June 2014 modification, the Company paid fees totaling $2.0 million of which $0.8 million were recorded as debt modification costs in the condensed consolidated statements of operations, and $1.2 million was recorded as other assets in the condensed consolidated balance sheet.
Pursuant to the Restated Credit Agreement, the quarterly term loan amortization payments increased to $2.6 million beginning June 30, 2012 compared to $0.9 million under the Prior Credit Agreement. Due to the principal reductions made in 2013 made in association with the HUD insured financings, no amortization payments are due until December 2014, at which time the quarterly principal payments due will be $1.6 million. Additionally, the maximum portion of the annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement) to be applied to term debt reductions increased to 75% from 50%, subject to stepdowns to 50% and 25% based on consolidated leverage. The Company has also increased its ability to refinance a portion of its credit facility with U.S. Department of Housing and Urban Development ("HUD") insured debt up to $250 million, subject to certain credit facility covenants. Any HUD insured borrowings beyond $250 million would necessitate either refinancing the senior secured credit facility in full or otherwise seeking a waiver or amendment from the senior secured lenders.
Under the senior secured credit facility, the Company must maintain compliance with specified financial covenants measured on a quarterly basis. The senior secured credit facility also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the senior secured credit facility, subject to certain exceptions and minimum thresholds, the Company is required to apply all of the proceeds from any issuance of debt, as much as half of the proceeds from any issuance of equity, as much as 75% of the Company's annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement), and amounts received in connection with any sale of the Company's assets to repay the outstanding amounts under the Restated Credit Agreement. The Company believes that it is in compliance with its debt covenants as of June 30, 2014. As of June 30, 2014, the fixed charge coverage ratio was 2.18, which compares to a minimum requirement of 1.85 and the leverage ratio was 4.72, as compared to an allowed maximum of 5.25.
HUD Insured Loans and Other Mortgage Loans
In 2013, the Company received funding of 10 loans insured by HUD. The loans have a combined aggregate original principal balance of $87.6 million and are secured by 10 skilled nursing facilities. The HUD insured loans have an average all in interest rate of approximately 5.3% and an amortization term of 30 to 35 years. As of June 30, 2014 the HUD insured loans have a combined aggregate principal balance of $86.7 million.
Accordingly, as of June 30, 2014, the Company has 10 mortgages insured by HUD, which are each secured by a skilled nursing facility. These mortgages have an average remaining term of 33 years with fixed interest rates ranging from 3.4% to 4.6% and a weighted average interest rate of 4.2%. Depending on the mortgage agreement, prepayments are generally allowed only after 12 months from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required. As all $87.6 million of the HUD insured mortgage loans were originated in 2013, none of the loans could be prepaid at June 30, 2014. Any further HUD insured mortgages will require additional HUD approval.
All HUD-insured mortgages are non-recourse loans to the Company. All mortgages are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of June 30, 2014, the Company has escrow reserve funds of $1.6 million with the loan servicer that are reported within other current assets, and replacement reserve funds of $3.0 million in

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

other assets. The net proceeds of the HUD insured loans were required to be used to pay down term debt under the Restated Credit Agreement. In 2013, $87.6 million of HUD insured loan proceeds were used to pay down term debt.
As of June 30, 2014 the Company has 10 additional skilled nursing facilities securing a $61.3 million mortgage loan and a $5.0 million asset based revolving credit facility with MidCap Financial. Both loans have an interest rate of LIBOR plus a margin of 5.95% with a LIBOR floor of 0.75%. The mortgage loan amortizes over 25 years with the remaining principal due December 1, 2016. There are additional quarterly principal payments of $0.3 million beginning after six months, $0.4 million in year two and $0.5 million in year three. The mortgage loan has a debt service coverage ratio and a minimum debt coverage ratio, both of which were met at June 30, 2014. The asset based revolving credit facility is secured by the accounts receivable of the 10 skilled nursing facilities. In 2013, $65.0 million of mortgage loan and asset based revolving credit facility proceeds were used to pay down term debt.

12. Investment in Joint Venture
Since 1996, the Company had a 50% equity interest in APS - Summit Care Pharmacy, LLC, or APS - Summit Care, which is a company that serves the pharmaceutical needs of a limited number of the Company's affiliated Texas operations, as well as a number of other unaffiliated customers. The remaining 50% equity interest in APS - Summit Care is owned by an unaffiliated third party. APS - Summit Care operates a pharmacy in Austin, Texas, through which the Company's affiliated operations pay market value for prescription drugs and receives a 50% share of the net income related to the joint venture. The Company’s investment balance at June 30, 2014 and 2013 of $5.1 million and $6.0 million, respectively, is included in other assets in the accompanying condensed consolidated balance sheets. The following tables provide summarized information from the balance sheet and statement of earnings for APS - Summit Care as of June 30, 2014:
Statement of Earnings
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales, Net	$3,391	$4,267	$6,082	$6,941
Gross Profit	473	1,409	1,439	2,134
Net Income	$75	$897	$802	$1,563
Balance Sheet
(In thousands)

	June 30, 2014	December 31, 2013
Current Assets	$2,485	$3,518
Non-Current Assets	1,088	1,078
Current Liabilities	129	96
Non-Current Liabilities	$—	$—

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
Our selected historical consolidated statements of operations have been recast to reflect our disposal of two skilled nursing facilities on December 1, 2013, as discontinued operations for the quarters ended June 30, 2014 and June 30, 2013. Please refer to the information set forth below in conjunction with other sections of this report, including our consolidated historical financial statements and related notes included elsewhere in this report.
Business Overview
Skilled Healthcare Group, Inc. ("Skilled") is a holding company that owns subsidiary companies that in turn own and operate skilled nursing facilities, assisted living facilities, hospices, home health providers and a rehabilitation therapy business. As used in this report, the terms "we," "us," "our" and the "Company," and similar terms, refer collectively to Skilled and its consolidated wholly-owned subsidiaries, unless the context requires otherwise. We have an administrative service company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services. We currently also have one such service agreement with an unaffiliated skilled nursing facility operator. All of our subsidiaries focus on providing high-quality care to the people we serve, and our skilled nursing facility subsidiaries, which comprise the largest portion of our consolidated business, have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of June 30, 2014, we owned or leased 73 skilled nursing facilities and 22 assisted living facilities, together comprising 10,275 licensed beds. We also lease five skilled nursing facilities in California to an unaffiliated third party operator. Our skilled nursing and assisted living facilities are located in California, Texas, Iowa, Kansas, Missouri, Nebraska, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. We owned 77% of these facilities as of June 30, 2014. As of June 30, 2014 we provided hospice and home health services in Arizona, California, Idaho, Montana, Nevada, and New Mexico. We also provided private duty care services in Idaho, Montana, and Nevada. For the six months ended June 30, 2014, we generated approximately 74% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, hospice care, home health, and private duty care services.
In June 2014, the Company commenced operations at its state-of-the-art skilled nursing facility in Kansas City, Kansas. The facility is co-located within the University of Kansas' acute rehabilitation hospital adjacent to the medical school. This facility added 96 licensed beds to the Company's long term care operations. As of June 30, 2014, the newly leased facility was not at full operation.

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
On July 1, 2014 CMS issued its proposed rule providing for a net decrease of 0.3% in PPS payments to home health agencies in calendar year 2015. The proposed decrease reflects the effects of the 2.2% home health payment update percentage and the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the non-routine medical supplies conversion factor.
On July 31, 2014, CMS issued its final rule providing for, among other things, a net increase of 2.0% in PPS payments to skilled nursing facilities for CMS fiscal year 2015 (which begins October 1, 2014) as compared to the PPS payments in CMS fiscal year 2014 (which ends September 30, 2014). The 2.0% increase is on a net basis, after the application of a 2.5% market basket increase reduced by a 0.5% multi-factor productivity adjustment required by the PPACA. There was no forecast error adjustment.
On August 4, 2014 CMS issued its final rule providing for a net increase of 1.4% for payments to hospices serving Medicare beneficiaries for CMS' fiscal year 2015. The hospice payment increase would be the net result of a proposed payment update to the hospice per diem rates of 2.1% market basket increase less a 0.7% decrease in payments to hospices due to updated wage data and the sixth year of CMS' seven-year-phase-out of its wage index budget neutrality adjustment factor.
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
The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2014		2013
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$154,472	74.6%	$150,376	71.5%	$4,096	2.7%
Assisted living facilities	7,584	3.7	6,983	3.3	601	8.6
Administration of third party facility	208	0.1	153	0.1	55	35.9
Facility lease revenue	807	0.4	787	0.4	20	2.5
Total long-term care services	163,071	78.8	158,299	75.3	4,772	3.0
Therapy services:
Third-party rehabilitation therapy services	23,076	11.1	26,637	12.7	(3,561)	(13.4)
Total therapy services	23,076	11.1	26,637	12.7	(3,561)	(13.4)
Hospice & home health services:
Hospice	14,676	7.1	18,386	8.7	(3,710)	(20.2)
Home health	6,156	3.0	6,870	3.3	(714)	(10.4)
Total hospice & home health services	20,832	10.1	25,256	12.0	(4,424)	(17.5)
Total	$206,979	100.0%	$210,192	100.0%	$(3,213)	(1.5)%

	Six Months Ended June 30,
	2014		2013
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$307,634	74.3%	$304,187	71.5%	$3,447	1.1%
Assisted living facilities	14,872	3.6	14,109	3.3	763	5.4
Administration of third party facility	344	0.1	312	0.1	32	10.3
Facility lease revenue	1,594	0.3	1,548	0.4	46	3.0
Total long-term care services	324,444	78.3	320,156	75.3	4,288	1.3
Therapy services:
Third-party rehabilitation therapy services	46,143	11.1	53,744	12.7	(7,601)	(14.1)
Total therapy services	46,143	11.1	53,744	12.7	(7,601)	(14.1)
Hospice & home health services:
Hospice	30,882	7.5	37,370	8.7	(6,488)	(17.4)
Home health	12,811	3.1	13,980	3.3	(1,169)	(8.4)
Total hospice & home health services	43,693	10.6	51,350	12.0	(7,657)	(14.9)
Total	$414,279	100.0%	$425,250	100.0%	$(10,971)	(2.6)%

Sources of Revenue
The following table sets forth revenue consolidated by state in dollars and as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2014		2013
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$86,135	41.6%	$86,144	41.0%
Texas	38,994	18.8	41,214	19.6
New Mexico	24,949	12.1	24,199	11.5
Kansas	15,284	7.4	14,938	7.1
Missouri	15,269	7.4	14,520	6.9
Nevada	13,637	6.6	14,914	7.1
Montana	3,394	1.6	3,535	1.7
Iowa	2,677	1.3	2,213	1.1
Idaho	2,467	1.2	2,792	1.3
Arizona	2,425	1.2	3,793	1.8
Nebraska	1,748	0.8	1,461	0.7
Indiana	—	—	469	0.2
Total	$206,979	100.0%	$210,192	100.0%

	Six Months Ended June 30,
	2014		2013
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$168,269	40.6%	$173,427	40.8%
Texas	80,898	19.5	84,099	19.8
New Mexico	49,278	11.9	48,473	11.4
Missouri	30,897	7.5	29,602	7.0
Kansas	30,355	7.3	30,343	7.1
Nevada	28,535	6.9	29,827	7.0
Montana	6,739	1.6	7,087	1.7
Arizona	5,651	1.4	8,181	1.9
Iowa	5,095	1.2	4,766	1.1
Idaho	4,971	1.2	5,524	1.3
Nebraska	3,591	0.9	2,942	0.7
Indiana	—	—	979	0.2
Total	$414,279	100.0%	$425,250	100.0%
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
Leased Facility Revenue. We lease five skilled nursing facilities in California to an unaffiliated third party operator. For additional information on the lease arrangement, see Note 6 - "Property and Equipment," to the interim financial statements.
Therapy Services Segment
As of June 30, 2014, we provided rehabilitation therapy services to a total of 177 healthcare facilities, including 63 of our facilities, as compared to 194 facilities, including 64 of our facilities, as of June 30, 2013. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. The net decrease of 17 facilities serviced was comprised of 15 new facilities serviced, net of 32 cancellations. Rehabilitation therapy revenue derived from servicing patients at our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered. As of June 30, 2014, we provided rehabilitation therapy services to facilities in California, Arizona, Nevada, Texas, Missouri, Nebraska, Iowa, and Kansas. CMS announced on February 18, 2014 that it is in the procurement process for the next round of Recovery Audit Program contracts and it will “pause” RA activities.  This “pause” in RA activities will allow the current RA contractors time to complete all outstanding claim reviews by the end of their specific contract dates. Since February 28, 2014, prepayment reviews have not been conducted; instead all claims will undergo post-payment reviews after the new contracts are in place. At this time CMS has not indicated when the new RAC contracts will be awarded.  However, when they are awarded, the new Recovery Auditor’s will be able to go back to March 2014 and conduct Part B MMR reviews on a Post Payment basis.  This means that the RACs will have the ability and jurisdiction to review claims that were paid during the Recovery Audit Pause. Going forward under the new Recovery Auditor’s contract MMR reviews will continue to be conducted on a post payment basis.
Hospice and Home Health Services Segment
Hospice. As of June 30, 2014, we provided hospice care in Arizona, California, Idaho, Montana, Nevada and New Mexico. We derive substantially all of the revenue from our hospice business from Medicare, Medicaid, and managed care reimbursement.

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
We are subject to two limitations on Medicare payments for hospice services. First, if inpatient days of care provided to patients at a hospice exceed 20% of the total days of hospice care provided for an annual period beginning on November 1st, then payment for days in excess of this limit are paid for at the routine home care rate. None of our hospice programs exceeded the payment limits on inpatient services for 2009 through June 30, 2014.
Second, overall payments made by Medicare to us on a per hospice program basis are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The Medicare revenue paid to a hospice program from November 1 to October 31 may not exceed the annual aggregate cap amount. Up to the 2011 fiscal cap year, which began on November 1, 2010, this annual aggregate cap amount is calculated by multiplying the number of first time Medicare hospice beneficiaries during the year by the Medicare per beneficiary cap amount, resulting in that hospice’s aggregate cap, which is the allowable amount of total Medicare payments that hospice can receive for that cap year. This method is known as the streamlined method. Beginning with the 2011 fiscal cap year, unless an agency elected to stay with the streamlined method, the hospice cap amount is calculated under the proportional method, which spreads the hospice patient's cap allowance over the period for which the patient is under hospice care. For a hospice agency to estimate its cap exposure under the proportional method, the agency must estimate how long patients will stay on service. If a hospice exceeds its aggregate cap, then the hospice must repay the excess back to Medicare. The Medicare cap amount is reduced proportionately for patients who transferred in and out of our hospice services. The Medicare cap amount is adjusted annually for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. For the six month periods ended June 30, 2014 and June 30, 2013 we estimated and recorded a cap reserve of $0.9 million and $2.9 million. See Item 1A of this report, “Risk Factors—We are subject to a Medicare cap amount for our hospice business. Our net patient service revenue and profitability could be adversely affected by limitations on Medicare payments.”
Home Health. We provided home health care in Arizona, Idaho, Montana, Nevada and New Mexico as of June 30, 2014. We derive the majority of the revenue from our home health business from Medicare. The payment is adjusted for the health condition and care needs of the beneficiary. The payment is also adjusted for the geographic differences in wages for home health agencies across the country. The adjustment for the health condition, or clinical characteristics, and service needs of the beneficiary is referred to as the case-mix adjustment. The home health PPS will provide home health agencies with payments for each 60-day episode of care for each beneficiary. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs.
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

	Three Months Ended June 30,
	2014					2013
	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage
Medicare Part A	$39,791	$—	$17,049	$56,840	27.5%	$40,096	$—	$21,658	$61,754	29.4%
Medicare Part B	3,994	—	—	3,994	1.9	3,345	—	—	3,345	1.6
Medicaid	67,408	—	1,082	68,490	33.1	64,470	—	726	65,196	31.0
Subtotal Medicare and Medicaid	111,193	—	18,131	129,324	62.5	107,911	—	22,384	130,295	62.0
Managed Care Part A	26,040	—	1,498	27,538	13.3	24,468	—	1,418	25,886	12.3
Managed Care Part B	541	—	—	541	0.3	586	—	—	586	0.3
Private pay and other	25,297	23,076	1,203	49,576	24.0	25,334	26,637	1,454	53,425	25.4
Total	$163,071	$23,076	$20,832	$206,979	100.0%	$158,299	$26,637	$25,256	$210,192	100.0%

	Six Months Ended June 30,
	2014					2013
	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage
Medicare Part A	$78,948	$—	$36,276	$115,224	27.8%	$83,401	$—	$44,323	$127,724	30.0%
Medicare Part B	7,802	—	—	7,802	1.9	7,652	—	—	7,652	1.8
Medicaid	133,501	—	1,942	135,443	32.7	128,265	—	1,383	129,648	30.5
Subtotal Medicare and Medicaid	220,251	—	38,218	258,469	62.4	219,318	—	45,706	265,024	62.3
Managed Care Part A	53,293	—	2,984	56,277	13.6	49,125	—	2,780	51,905	12.2
Managed Care Part B	1,011	—	—	1,011	0.2	1,150	—	—	1,150	0.3
Private pay and other	49,889	46,143	2,491	98,523	23.8	50,563	53,744	2,864	107,171	25.2
Total	$324,444	$46,143	$43,693	$414,280	100.0%	$320,156	$53,744	$51,350	$425,250	100.0%

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

Results of Operations
The following table summarizes some of our key performance indicators, along with other statistics, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Occupancy statistics (skilled nursing facilities):
Available beds in service at end of period	8,670	8,587	8,670	8,587
Available patient days(a)	780,542	782,151	1,552,882	1,556,123
Actual patient days	637,981	641,656	1,274,873	1,283,427
Occupancy percentage(a)	81.7%	82.0%	82.1%	82.5%
Average daily number of patients	7,011	7,051	7,044	7,091

Hospice average daily census	1,032	1,324	1,058	1,330
Home health episodic-based admissions	1,921	2,091	4,160	4,333
Home health episodic-based recertifications	478	476	913	966

Revenue per patient day (skilled nursing facilities prior to intercompany eliminations)
LTC only Medicare (Part A)	$520	$519	$521	$520
Medicare blended rate (Part A & B)	572	563	572	568
Managed care (Part A)	407	390	405	386
Managed care blended rate (Part A & B)	415	400	413	395
Medicaid	168	163	167	162
Private and other	178	171	178	174
Weighted-average for all	$243	$236	$242	$238

Patient days by payor (skilled nursing facilities):
Medicare	76,452	77,226	151,557	160,297
Managed care	64,051	62,680	131,668	127,149
Total skilled mix days	140,503	139,906	283,225	287,446
Private pay and other	96,509	105,690	190,972	206,516
Medicaid	400,969	396,060	800,676	789,465
Total days	637,981	641,656	1,274,873	1,283,427

Patient days as a percentage of total patient days (skilled nursing facilities):
Medicare	12.0%	12.0%	11.9%	12.5%
Managed care	10.0	9.8	10.3	9.9
Skilled Mix	22.0	21.8	22.2	22.4
Private pay and other	15.1	16.5	15.0	16.1
Medicaid	62.9	61.7	62.8	61.5
Total	100.0%	100.0%	100.0%	100.0%

Revenue for total company:
Medicare	29.4%	31.0%	29.7%	31.8%
Managed care, private pay, and other	37.6	38.0	37.6	37.7
Quality mix	67.0	69.0	67.3	69.5
Medicaid	33.0	31.0	32.7	30.5
Total	100.0%	100.0%	100.0%	100.0%

(a) Does not reflect available days related to newly open facility not at full operation.

The following table sets forth details of our revenue, expenses, and net income and other items as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	86.3	87.0	86.7	86.8
Rent cost of revenue	2.4	2.2	2.3	2.2
General and administrative	3.5	3.3	3.2	3.1
Change in fair value of contingent consideration	(0.1)	(1.1)	—	(0.5)
Depreciation and amortization	2.9	2.8	2.9	2.8
Governmental investigation expense	2.9	—	1.4	—
Impairment of long-lived assets	—	—	—	—
Loss on disposal of asset	—	—	—	—
	98.0	94.2	96.6	94.4
Other (expense) income:
Interest expense	(3.8)	(4.2)	(3.9)	(4.1)
Interest income	0.2	0.1	0.1	0.1
Other income (expense), net	—	—	—	—
Equity in earnings of joint venture	—	0.2	0.2	0.2
Debt modification/retirement costs	(0.4)	(0.5)	(0.2)	(0.3)
Total other (expenses) income, net	(4.0)	(4.4)	(3.8)	(4.1)
(Loss) income from continuing operations, before (benefit) provision for income taxes	(2.0)	1.4	(0.4)	1.5
(Benefit) provision for income taxes	(0.6)	0.5	—	0.3
(Loss) income from continuing operations	(1.3)%	0.8	(0.4)%	1.2%
Loss from discontinued operations, net of tax	—%	(0.1)	—%	(0.1)%
Net (loss) income	(1.3)%	0.7%	(0.4)%	1.1%

Adjusted EBITDA(1)	8.8%	8.7%	8.7%	8.8%
Adjusted EBITDAR(2)	11.2%	10.9%	11.1%	11.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reconciliation from net (loss) income to EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR (in thousands):
Net (loss) income	$(2,780)	$1,523	$(1,486)	$4,593
Interest expense, net of interest income	7,643	8,622	15,639	17,185
(Benefit) provision for income taxes	(1,345)	1,139	(3)	1,384
Depreciation and amortization expense	6,034	5,902	12,120	11,800
EBITDA(1)	9,552	17,186	26,270	34,962
Rent cost of revenue	4,922	4,685	9,696	9,354
EBITDAR(2)	14,474	21,871	35,966	44,316
EBITDA(1)	9,552	17,186	26,270	34,962
Change in fair value of contingent consideration	(121)	(2,244)	(107)	(2,161)
Organization restructure costs	631	1,549	1,071	1,549
Exit costs related to divested facilities	(27)	—	340	—
Professional fees related to non-routine matters	1,205	457	1,519	1,393
Governmental investigation expense	6,000	—	6,000	—
Debt modification/retirement costs	822	1,088	822	1,088
Losses at skilled nursing facility not at full operation	133	—	133	—

Impairment of long-lived assets	82	—	82	—
Discontinued Operations	—	265	—	529
Adjusted EBITDA(1)	18,277	18,301	36,130	37,360
Rent cost of revenue	4,922	4,685	9,696	9,354
Adjusted EBITDAR(2)	$23,199	$22,986	$45,826	$46,714

(1)
We define EBITDA as net (loss) income before depreciation, amortization and interest expense (net of interest income) and the (benefit) provision for income taxes. Adjusted EBITDA is EBITDA adjusted for non-core business items, such as change in fair value of contingent consideration, organization restructuring costs, debt modification/retirement costs, impairment of long lived assets, losses at skilled nursing facility not at full operation, legal expense for non-routine matters, or the exit costs related to divested facilities.

(2)
We define EBITDAR as net (loss) income before depreciation, amortization, interest expense (net of interest income), the (benefit) provision for income taxes and rent cost of revenue. Adjusted EBITDAR is EBITDAR adjusted for the non-core business items listed above for the definition of Adjusted EBITDA (each to the extent applicable in the appropriate period.)

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
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Revenue. Revenue decreased by $3.2 million, or 1.5%, to $207.0 million in the three months ended June 30, 2014 from $210.2 million in the three months ended June 30, 2013.
Long term care services

	Three Months Ended June 30,
	2014		2013		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$154.5	74.6%	$150.4	71.5%	$4.1	2.7%
Assisted living facilities	7.6	3.7	7.0	3.3	0.6	8.6
Administration of third party facility	0.2	0.1	0.1	0.1	0.1	35.9
Leased facility revenue	0.8	0.4	0.8	0.4	—	—
Total long-term care services	$163.1	78.8%	$158.3	75.3%	$4.8	3.0%

The $4.1 million increase in skilled nursing facilities revenue in the second quarter of 2014 as compared to the second quarter of 2013 was primarily due to an increase in our average revenue per patient day ("PPD") driven by an increase in payor rates. The overall increase in PPD resulted in increased revenue of $4.6 million in the second quarter 2014 as compared to the second quarter 2013. Also contributing to the increase to revenue in the second quarter of 2014 as compared to the second quarter of 2013 was an increase in census for both Medicaid and Managed Care representing $0.8 million and $0.6 million, respectively. The increase Medicaid and Managed Care census was partially offset by a volume decrease in Medicare, Private, and Other average daily census ("ADC") days, leading to declines in revenue of $0.5 million, $1.0 million, and $0.6 million, respectively, for the three months ended June 30, 2014. A $0.1 million increase in revenue was the result of the Company's participation in an inter-governmental payment program in the state of Texas that provides supplemental Medicaid payments with federal matching funds for skilled nursing facilities that are affiliated with county owned hospitals.  Company subsidiaries entered into transactions with county owned hospital districts to provide for the management of two Company-owned skilled nursing facilities under this program beginning June 2014, and presently twelve of the Company’s Texas facilities are participating in the program.  The Company expects to add additional nursing centers during the remainder of 2014.

The increase of $0.6 million at our assisted living facilities in the second quarter of 2014 as compared to the second quarter of 2013 was due primarily to a rate and volume increase of $0.3 million and $0.3 million, respectively. Rates were increased during October 2013.
Therapy services

	Three Months Ended June 30,
	2014		2013		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$37.1	17.9%	$40.6	19.3%	$(3.5)	(8.6)%
Intersegment elimination of services related to affiliated entities	(14.1)	(6.8)	(14.0)	(6.7)	(0.1)	0.7
Third party therapy services	$23.0	11.1%	$26.6	12.7%	$(3.6)	(13.4)%

Hallmark revenue for third party therapy services decreased by $3.6 million in the second quarter of 2014 as compared to the second quarter of 2013. $3.4 million of which was attributable to a net decrease of 17 third party contracts from June 30, 2013 to June 30, 2014 and approximately $0.2 million of which was attributable to two discontinued owned contracts.
Hospice & Home Health services

	Three Months Ended June 30,
	2014		2013		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$14.7	7.1%	$18.4	8.7%	$(3.7)	(20.2)%
Home Health	6.1	3.0	6.9	3.3	(0.7)	(10.4)
Total hospice & home health services	$20.8	10.1%	$25.3	12.0%	$(4.4)	(17.5)%

The $3.7 million decrease in hospice revenue in the second quarter of 2014 as compared to the second quarter of 2013 was a result of a 23.4% reduction in ADC, leading to a revenue reduction of $4.2 million, partially offset by an increase in our average PPD of $0.5 million for the second quarter of 2014 as compared to the second quarter of 2013. Medicare sequestration, which went into effect on April 1, 2013, reduced rates by 2%, and negatively impacted revenue for the three months ended June 30, 2014. Revenue for the second quarter of 2014 and 2013 was net of $0.9 million and $1.4 million of hospice cap reserves, respectively. Of the $0.9 million recorded in the three months ended June 30, 2014, $0.5 million was related to the 2014 cap year and $0.4 million was related to the 2013 cap year. Of the $1.4 million recorded in the three months ended June 30, 2013, $0.7 million was related to the 2013 cap year and $0.7 million was related to the 2012 cap year. The hospice cap reserves recorded in the quarter ended June 30, 2014 were the result of a combination of continued long stay patients and a decline in admissions in the quarter.

The $0.7 million decrease in our home health revenue in the second quarter of 2014 as compared to the second quarter of 2013 was the result of a reduction in ADC of approximately $0.4 million and a reduction in our average rates of $0.3 million. For the quarter ended June 30, 2014 as compared to the quarter ended June 30, 2013, we experienced a reduction in episodic-based admissions of approximately 8%.

Cost of Services. Cost of services decreased $4.3 million, or 2.3%, to $178.5 million, or 86.3% of revenue, in the three months ended June 30, 2014, from $182.8 million, or 87.0% of revenue, in the three months ended June 30, 2013.

Long term care services

	Three Months Ended June 30,
	2014		2013		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$130.9	84.7%	$126.5	84.1%	$4.4	3.5%
Assisted living facilities	5.2	69.1	5.1	72.6	0.2	3.3
Regional operations support	4.5	n/a	5.1	n/a	(0.6)	(12.2)
Total long-term care services	$140.6	86.2%	$136.7	86.3%	$3.9	2.9%

Cost of services expenses at our skilled nursing facilities increased $4.4 million in the second quarter of 2014 as compared to the second quarter of 2013. The $4.4 million increase was primarily the result of an increase of $1.9 million in salaries and wages, incremental bad debt expense of $1.0 million, $0.1 million in exit costs related to divested facilities, and increased other expenses of $1.7 million comprised of increases in supplies, food, utilities, therapy, pharmacy, legal expense, insurance, and other expense. During April 2014, there was a one-time wage increase, which accounts for the change in salaries and wages in the second quarter of 2014 as compared to the second quarter of 2013. These increased expenses were partially offset by a decrease of $0.8 million in employee benefit costs, primarily due to lower than expected self-insured medical utilization.

Cost of services at our assisted living facilities increased $0.2 million in the second quarter of 2014 as compared to the second quarter of 2013. The increase was due to $0.1 million increase in salaries and wages and an increase in other expenses of $0.1 million.

Cost of services in regional operations support decreased $0.6 million in the second quarter of 2014 as compared to the second quarter of 2013 primarily due to headcount reductions effective in the third quarter of 2013.

Therapy services

	Three Months Ended June 30,
	2014			2013			Increase/(Decrease)
	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

							Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$37.1	$33.0	88.9%	$40.6	$37.8	93.1%	$(4.8)	(12.7)%
Total therapy services	$37.1	$33.0	88.9%	$40.6	$37.8	93.1%	$(4.8)	(12.7)%

Rehabilitation therapy costs of services as a percentage of revenue decreased by 4.2 percentage points. The decrease was the result of improved efficiencies in labor management, decreased utilization of contract labor, and a decrease in employee benefit costs, primarily due to lower than expected self-insured medical utilization. The remainder of the decrease in costs of service is attributable to the decline in revenue from period to period.

Hospice and home health services

	Three Months Ended June 30,
	2014		2013		Increase/(Decrease)
	Cost of Service Dollars	Percentage of Revenue	Cost of Service Dollars	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Hospice	$13.6	92.6%	$16.3	88.9%	$(2.7)	(16.8)%
Home Health	5.8	93.9	6.7	96.9	(0.9)	(13.1)
Total hospice & home health services	$19.4	93.0%	$23.0	91.1%	$(3.6)	(15.7)%
Cost of services expenses related to our hospice business decreased $2.7 million in the second quarter of 2014 as compared to the second quarter of 2013, primarily due to the revenue reduction. PPD costs increased from $134.88 to $144.76, an increase of 7.3 percentage points, reflecting the time necessary for the Company to align labor costs to the decline in census.
Cost of services related to our home health business decreased $0.9 million in the second quarter of 2014 as compared to the second quarter of 2013. The decrease was primarily due to a decrease of $0.7 million in salaries and benefits for employees due to the decrease in census.
Rent Cost of Revenue. Rent cost of revenue increased $0.2 million, or 5.1%, to $4.9 million, or 2.4% of revenue, in the three months ended June 30, 2014 from $4.7 million, or 2.2% of revenue, in the three months ended June 30, 2013.
General and Administrative Services Expenses. Our general and administrative services expenses increased $0.5 million, or 6.6%, to $7.3 million, or 3.5% of revenue, in the three months ended June 30, 2014 from $6.8 million, or 3.3% of revenue, in the three months ended June 30, 2013. After adjusting for the effect of one-time restructuring charges of $1.5 million and $0.6 million for the second quarters of 2013 and 2014, respectively, general and administrative expense increased $1.4 million for the three months ended June 30, 2014. The $1.4 million increase was primarily related to an increase in stock compensation expense of $0.5 million, incentive compensation expense of $0.3 million, and professional fees related to non-routine matters of $0.6 million for the three months ended June 30, 2014.

Government Investigation Expense. In the three month period ended June 30, 2014, we accrued an estimated $6.0 million contingent liability in connection with discussions with the government to resolve their investigation of our Creekside Hospice agency in Las Vegas, Nevada. It could ultimately cost more than the accrued amount to resolve the matter. For additional information regarding the Creekside Hospice investigation, see Note 8, "Commitments and Contingencies", in Item 1 of this report.

Depreciation and Amortization. Depreciation and amortization increased $0.1 million to $6.0 million, or 2.9% of revenue, in the three months ended June 30, 2014 and 2.8% of revenue for the three months ended June 30, 2013.

Change in fair value of contingent consideration. The change in fair value of contingent consideration increased by $2.1 million, to negative $0.1 million in the three months ended June 30, 2014 from negative $2.2 million in the three months ended June 30, 2013. The increase is related to the change in fair value, during the three months ended June 30, 2013, of the contingent consideration related to the 2010 hospice and home health acquisition due to reductions in forecasted EBITDA, which reduces the likelihood of the business achieving their EBITDA target necessary for the earn-out to be paid in future periods.

Interest Expense. Interest expense decreased by $0.8 million, or 9.2%, to $7.9 million, or 3.8% of revenue, in the three months ended June 30, 2014 from $8.7 million, or 4.2% of revenue, in the three months ended June 30, 2013. The decrease is related to the decrease in average debt outstanding from $445.3 million for the three months ended June 30, 2013 to $420.1 million for the three months ended June 30, 2014. Also, our average interest rate reduced from 6.74% for the three months ended June 30, 2013 to 6.14% for the three months ended June 30, 2014.
Equity in Earnings of Joint Venture. Equity earnings of our pharmacy joint venture decreased $0.4 million, or 80.5%, from $0.5 million for the three months ended June 30, 2013 to $0.1 million for the three months ended June 30, 2014. The decrease was due to a decrease in the joint venture's net income.
(Benefit) Provision for Income Taxes. We recorded a tax benefit of $1.3 million, or 32.6% of pre-tax earnings, for the three months ended June 30, 2014, as compared to a tax expense of $1.1 million, or 38.9% of pre-tax earnings, for the three months ended June 30, 2013. The reduction in the tax expense was primarily due to the decrease in revenue for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, offset by $0.3 million of tax expense related to stock compensation for shares that vested at a lower price than the grant value.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Revenue. Revenue decreased by $11.0 million, or 2.6%, to $414.3 in the six months ended June 30, 2014 from $425.3 million in the six months ended June 30, 2013.
Long term care services

	Six Months Ended June 30,
	2014		2013		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$307.6	74.3%	$304.2	71.5%	$3.4	1.1%
Assisted living facilities	14.9	3.6	14.1	3.3	0.8	5.4
Administration of third party facility	0.3	0.1	0.3	0.1	—	10.3
Leased facility revenue	1.6	0.3	1.5	0.4	—	3.0
Total long-term care services	$324.4	78.3%	$320.2	75.3%	$4.3	1.3%

The $3.4 million increase in skilled nursing facilities revenue in the first six months of 2014 as compared to the first six months of 2013 was primarily due to an increase in Medicaid and Managed Care ADC resulting in an increase in revenue of $5.2 million and $4.2 million, respectively. A $0.1 million increase in revenue was the result of the Company's participation in an inter-governmental payment program in the state of Texas that provides supplemental Medicaid payments with federal matching funds for skilled nursing facilities that are affiliated with county owned hospitals.  Company subsidiaries entered into transactions with county owned hospital districts to provide for the management of two Company-owned skilled nursing facilities under this program beginning June 2014, and presently twelve of the Company’s Texas facilities are participating in the program.  The Company expects to add additional nursing centers during the remainder of 2014.  The increase in Medicaid and Managed Care ADC was partially offset by a decrease in Medicare volume, which resulted in a revenue reduction of $4.3 million. A decrease in Private and Other ADC resulted in a net decrease in revenue of $1.8 million. Additionally, our average revenue per patient day improved to $241.96 for the first six months of 2014 from $237.94 for the first six months of 2013 as the improved Medicare, Medicaid, and Managed Care rates offset the decrease in Medicare volume.

The increase of $0.8 million at our assisted living facilities in the first six months of 2014 as compared to the first six months of 2013 was due primarily to a 2.0% increase in ADC coupled with a 3.2% increase in the PPD rate.
Therapy services

	Six Months Ended June 30,
	2014		2013		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$74.0	18.0%	$82.9	19.5%	$(8.9)	(10.7)%
Intersegment elimination of services related to affiliated entities	(27.9)	(6.7)	(29.2)	(6.9)	1.3	(4.5)
Third party therapy services	$46.1	11.2%	$53.7	12.7%	$(7.6)	(14.0)%

Hallmark revenue for third party therapy services decreased by $7.6 million for the first six months of 2014 as compared to the first six months of 2013. This decrease was related to a decrease in third party contracts from June 30, 2013 to June 30, 2014.
Hospice & Home Health services

	Six Months Ended June 30,
	2014		2013		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$30.9	7.5%	$37.4	8.7%	$(6.5)	(17.4)%
Home Health	12.8	3.1	14.0	3.3	(1.2)	(8.4)
Total hospice & home health services	$43.7	10.6%	$51.4	12.0%	$(7.7)	(14.9)%

The $6.5 million decrease in hospice revenue in the first six months of 2014 as compared to the first six months of 2013 was a result of a reduction in ADC resulting in a decrease of approximately $8.4 million. The decrease in revenue was partially offset by an increase in our average PPD rate resulting in an increase of $1.5 million and an increase in revenue of $0.4 million from the addition of a new unit in the first six months of 2014 as compared to the first six months of 2013. Revenue in the first six months of 2014 and 2013 was net of $0.9 million and $2.9 million of hospice cap reserves, respectively. Of the $0.9 million recorded in the first six months ended June 30, 2014, $0.5 million was related to the 2014 cap year and $0.4 million was related to the 2013 cap year. Of the $2.9 million recorded in the six months ended June 30, 2013, $0.7 million was related to the 2013 cap year, $2.0 million was related to the 2012 cap year, and $0.2 million was related to the 2011 cap year. The hospice cap reserves recorded for the first six months ended June 30, 2014 were the result of a combination of continued long stay patients and a decline in admissions for the first six months ended June 30, 2014.

The $1.2 million decrease in our home health revenue in the first six months of 2014 as compared to the first six months of 2013 was the result of a volume decrease of $0.6 million coupled with a rate decrease of $0.6 million. For the first six months of 2014 we experienced a decrease in admissions of approximately 4.3%.
Cost of Services. Cost of services decreased $10.2 million, or 2.8%, to $358.8 million, or 86.6% of revenue, in the first six months ended June 30, 2014, from $369.1 million, or 86.8% of revenue, in the first six months ended June 30, 2013.

Long term care services

	Six Months Ended June 30,
	2014		2013		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$261.7	85.1%	$255.4	84.0%	$6.4	2.5%
Assisted living facilities	10.8	72.3	10.2	72.0	0.6	6.2
Regional operations support	9.1	n/a	11.2	n/a	(2.1)	(18.8)
Total long-term care services	$281.6	86.8%	$276.8	86.4%	$4.8	1.8%

Cost of services at our skilled nursing facilities increased $6.4 million in the first six months of 2014 as compared to the first six months of 2013. The increase was primarily the result of an increase of $3.1 million in salaries and wages, incremental bad debt expense of $1.6 million, $0.3 million in exit costs related to divested facilities, $0.1 million of expenses incurred at a facility not at full operation, and increased other expenses of $3.7 million comprised of increases in: supplies, food, utilities, purchased services, and other expense. This was partially offset by decreases in employee benefits expense of $0.6 million, professional liability and general liability insurance expense of $1.5 million, and tax expense of $0.3 million.

Cost of services at our assisted living facilities increased $0.6 million in the first six months of 2014 as compared to the first six months of 2013. The increase was due to $0.4 million increase in salaries and wages, an increase in utilities costs of $0.1 million, an increase in purchased services of $0.1 million, and increased other expenses of $0.2 million as compared to the first six months ended June 31, 2013.

Cost of services in regional operations support decreased $2.1 million in the first six months of 2014 as compared to the first six months of 2013 primarily due to headcount reductions effective in the third quarter of 2013.

Therapy services

	Six Months Ended June 30,
	2014			2013			Increase/(Decrease)
	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

							Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$74.0	$66.5	89.9%	$82.9	$76.9	92.8%	$(10.4)	(13.5)%
Total therapy services	$74.0	$66.5	89.9%	$82.9	$76.9	92.8%	$(10.4)	(13.5)%

Rehabilitation therapy costs of services as a percentage of revenue decreased by $10.4 million or 13.5% for the six months ended June 30, 2014, as compared to the same period in 2013, commensurate with the revenue reduction.

Hospice and home health services

	Six Months Ended June 30,
	2014		2013		Increase/(Decrease)
	Cost of Service Dollars	Percentage of Revenue	Cost of Service Dollars	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Hospice	$27.4	88.8%	$32.5	87.0%	$(5.1)	(15.6)%
Home Health	12.1	94.9	13.2	94.6	(1.1)	(8.3)
Total hospice & home health services	$39.5	90.5%	$45.7	89.0%	$(6.2)	(13.5)%
Cost of services related to our hospice business decreased $5.1 million or 15.6% in the first six months of 2014 as compared to the first six months of 2013, commensurate with the revenue reduction. PPD costs increased from $134.20 to $143.06, an increase of 6.6 percentage points, reflecting the time necessary for the Company to align labor costs to the decline in census.
Cost of services related to our home health business decreased $1.1 million in the first six months of 2014 as compared to the first six months of 2013, primarily due to the reduction in episodes.
Rent Cost of Revenue. Rent cost of revenue increased $0.3 million, or 3.7%, to $9.7 million, or 2.3% of revenue, in the six months ended June 30, 2014 from $9.4 million, or 2.2% of revenue, in the six months ended June 30, 2013.
General and Administrative Services Expenses. Our general and administrative services expenses increased $0.1 million, or 0.6%, to $13.4 million, or 3.2% of revenue, in the six months ended June 30, 2014 from $13.3 million, or 3.1% of revenue, in the six months ended June 30, 2013. After adjusting for the effect of one-time restructuring charges of $1.5 million and $1.1 million for the six months ended June 30, 2013 and June 30, 2014, respectively, general and administrative services expense increased $0.5 million for the first six months of 2014. The increase was primarily due to $0.6 million in professional fees related to non-routine matters offset by $0.1 million in headcount reductions.

Government Investigation Expense. In the three month period ended June 30, 2014, we accrued an estimated $6.0 million contingent liability in connection with discussions with the government to resolve their investigation of our Creekside Hospice agency in Las Vegas, Nevada. It could ultimately cost more than the accrued amount to resolve the matter. For additional information regarding the Creekside Hospice investigation, see Note 8, "Commitments and Contingencies", in Item 1of this report.

Depreciation and Amortization. Depreciation and amortization increased $0.3 million to $12.1 million, or 2.9% of revenue, in the six months ended June 30, 2014 compared to 2.8% of revenue for the six months ended June 30, 2013.

Change in fair value of contingent consideration. The change in fair value of contingent consideration increased $2.1 million, or 95.0%, to negative $0.1 million in the six months ended June 30, 2014 from negative $2.2 million in the six months ended June 30, 2013. The increase is related to the change in fair value, during the six months ended June 30, 2013, of the contingent consideration related to the 2010 hospice and home health acquisition due to reductions in forecasted EBITDA, which reduces the likelihood of the business achieving their EBITDA target necessary for the earn-out to be paid in future periods.

Interest Expense. Interest expense decreased by $1.4 million, or 8.2%, to $16.0 million, or 3.9% of revenue, for the six months ended June 30, 2014 from $17.4 million, or 4.1% of revenue, for the six months ended June 30, 2013. The decrease is related to the decrease in average debt outstanding from $447.0 million for the six months ended June 30, 2013 to $421.2 million for the six months ended June 30, 2014. Also, our average interest rate reduced from 6.74% for the six months ended June 30, 2013 to 6.20% for the six months ended June 30, 2014.
Equity in Earnings of Joint Venture. Equity earnings of our pharmacy joint venture decreased by $0.3 million, or 33.5%, to $0.6 million, or 0.2% of revenue, in the six months ended June 30, 2014 from $0.9 million, or 0.2%, for the six months ended June 30, 2013. The decrease was related due to a decrease in the joint venture's net income.
Provision for Income Taxes. We recorded a tax expense of less than $0.1 million, or 0.2% of pre-tax loss, for the six months ended June 30, 2014, as compared to a tax expense of $1.4 million, or 21.3% of pre-tax earnings, for the six months ended June 30, 2013. The reduction in the tax expense was primarily due to the decrease in pre-tax earnings offset by an increase to a shortfall resulting from stock compensation for the six month period June 30, 2014 as compared to the six month period June 30, 2013, the decrease in pre-tax earnings for the six month period June 30, 2014 as compared to the six month period June 30, 2013.
Liquidity and Capital Resources
The following table presents selected data from our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash Flows from Continuing Operations
Net cash provided by operating activities	$21,214	$13,789
Net cash used in investing activities	(5,201)	(5,981)
Net cash used in financing activities	(12,230)	(7,792)
Net increase in cash and cash equivalents	3,783	16
Cash and cash equivalents at beginning of period	4,177	2,003
Cash and cash equivalents at end of period	$7,960	$2,019
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
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
At June 30, 2014, we had cash and cash equivalents of $8.0 million. Our available cash is held in accounts at third-party financial institutions. We have periodically invested in AAA-rated money market funds. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.
Net cash provided by operating activities in the six months ended June 30, 2014 was $21.2 million, compared to $13.8 million in the six months ended June 30, 2013.  The increase in net cash provided by operating activities was primarily the result of a $14.8 million improvement in changes in operating assets and liabilities and a $1.2 million net decrease in adjustments for non-cash items offset by a decrease in net income of $6.1 million. The $14.8 million improvement in operating cash flows from operating assets and liabilities for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was the result of a decrease in the change in accounts receivable of $8.4 million, a $6.1 million increase in employee compensation and benefits due to timing of payments, a decrease in other current and non-current assets of $3.6 million, and an increase in accounts payable and accrued liabilities of $0.5 million partially offset by a decrease in insurance liability risks of $2.5 million, a $0.7 million decrease in other long-term liabilities, and a $0.7 million decrease in notes receivable payments.
Net cash used in investing activities in the six months ended June 30, 2014 was $5.2 million, compared to $6.0 million in the six months ended June 30, 2013. The net change is primarily due to proceeds from maturity of investments of $1.1 million partially offset by a net increase in capital expenditures of $0.3 million for the six months ended June 30, 2014.
Net cash used in financing activities in the six months ended June 30, 2014 was $12.2 million, compared to the $7.8 million net cash used in the six months ended June 30, 2013. The change was primarily due to an increase in mandatory and voluntary repayments under the line of credit of $2.0 million and a reduction in cash provided by borrowings under the line of credit of $8.0 million. We continue to pay down debt and have incurred costs related to the June 2014 debt amendment and the origination of the MidCap insured loans in the six months ended June 30, 2014.
Principal Debt Obligations
Our primary sources of liquidity are our cash on hand, our cash flows from operations and borrowing under our senior secured credit facility, which is subject to the satisfaction of certain financial covenants therein. Our primary liquidity requirements are for debt service on our first lien senior secured term loan, capital expenditures and working capital.
We are significantly leveraged. As of June 30, 2014, we had $410.2 million in aggregate indebtedness outstanding, consisting of $243.0 million first lien senior secured term loan (net of the unamortized portion of the original issue discount ("OID") of $1.0 million), $12.0 million principal amount outstanding under our $83.1 million revolving credit facility, HUD insured loans of $86.7 million, $5.0 million outstanding under our asset based revolving credit facility, $61.3 million term debt mortgage loan, and other debt of approximately $2.3 million. Furthermore, we had $5.5 million in outstanding letters of credit against our $83.1 million revolving credit facility, leaving approximately $65.6 million of additional borrowing capacity under our senior secured credit facility as of June 30, 2014. Substantially all of our subsidiaries, except for the HUD insured loan subsidiaries and the skilled nursing facilities that collateralize the MidCap Financial credit facility, guarantee the first lien senior secured term loan and our revolving credit facility.
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
Term Loan and Revolving Credit Facility
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
On June 6, 2013, the Company entered into an amendment to the Restated Credit Agreement that increased the maximum leverage ratio by 0.50 throughout the life of the Restated Credit Agreement. The amendment additionally permits the Company to make future offers to the lenders under the revolving credit facility to extend the maturity date of all or a portion of the revolving credit facility. The credit arrangements provided under the Restated Credit Agreement are collectively referred to herein as the Company's senior secured credit facility.
In connection with the June 2013 modification, the Company paid fees totaling $2.5 million, of which $1.1 million was recorded as debt modification costs in the consolidated statement of operations, and $1.4 million was recorded as other assets in the consolidated balance sheet. Substantially all of the Company's assets, except those skilled nursing facilities securing the HUD and MidCap mortgage loans, are pledged as collateral under the senior secured credit facility. Amounts borrowed under the senior secured term loan may be prepaid at any time without penalty, except for LIBOR breakage costs. The senior secured term loan matures on April 9, 2016.
On June 23, 2014, the Company entered into an Amendment No. 2 and Loan Modification Agreement ("Amendment No. 2") to our Fourth Amended and Restated Credit Agreement dated April 12, 2012, as previously amended on June 6, 2013. Amendment No. 2 increased the maximum leverage ratio to 5.25 and decreased the fixed charge coverage ratio to 1.85, both up to but not including June 30, 2015. Amendment No. 2 increased the interest rate by 0.25% to the London Interbank Offered Rate

("LIBOR") (subject to a floor of 1.50%) plus a margin of 5.50 or the prime rate (subject to a floor of 2.50%) plus a margin of 4.50%. Amendment No. 2 extended the maturity date of the revolving credit facility to April 9, 2016 and reduced the commitments of any extending revolving lenders by 25%. After giving effect to Amendment No. 2, the extended revolving credit facility commitments are $50.6 million and the non-extended revolving credit facility commitments are $32.5 million, for a total capacity of $83.1 million. The capacity of the revolving credit facility will decrease to $50.6 million on April 9, 2015 until its maturity. Lenders that take an assignment of non-extended commitments may subsequently agree to extend those commitments in accordance with Amendment No. 2. Amendment No. 2 also modified the interest rate for the extended revolving credit commitments to be, at the Company’s option, LIBOR plus a margin between 5.25% and 5.50% (based upon consolidated leverage) or the prime rate plus a margin between 4.25% and 4.50% (based upon consolidated leverage). The interest rates on the non-extended revolving credit facility commitments remain, at the Company’s option, at LIBOR plus a margin of between 4.25% and 4.50% (based upon consolidated leverage) or the prime rate plus a margin between 3.25% and 3.50% (based upon consolidated leverage). In connection with the June 2014 modification, the Company paid fees totaling 2.0 of which $0.8 million were recorded as debt modification costs in the condensed consolidated statements of operations, and $1.2 million was recorded as other assets in the condensed consolidated balance sheet.
Pursuant to the Restated Credit Agreement, the quarterly term loan amortization payments increased to $2.6 million beginning June 30, 2012 compared to $0.9 million under the Prior Credit Agreement. Due to the principal reductions made in 2013 made in association with the HUD insured financings, no amortization payments are due until December 2014, at which time the quarterly principal payments due will be $1.6 million. Additionally, the maximum portion of the annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement) to be applied to term debt reductions increased to 75% from 50%, subject to stepdowns to 50% and 25% based on consolidated leverage. The Company has also increased its ability to refinance a portion of its credit facility with U.S. Department of Housing and Urban Development ("HUD") insured debt up to $250 million, subject to certain credit facility covenants. Any HUD insured borrowings beyond $250 million would necessitate either refinancing the senior secured credit facility in full or otherwise seeking a waiver or amendment from the senior secured lenders.
Under the senior secured credit facility, the Company must maintain compliance with specified financial covenants measured on a quarterly basis. The senior secured credit facility also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the senior secured credit facility, subject to certain exceptions and minimum thresholds, the Company is required to apply all of the proceeds from any issuance of debt, as much as half of the proceeds from any issuance of equity, as much as 75% of the Company's annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement), and amounts received in connection with any sale of the Company's assets to repay the outstanding amounts under the Restated Credit Agreement. The Company believes that it is in compliance with its debt covenants as of June 30, 2014. As of June 30, 2014, the fixed charge coverage ratio was 2.18, which compares to a minimum requirement of 1.85 and the leverage ratio was 4.72, as compared to an allowed maximum of 5.25.
HUD Insured and Other Mortgage Loans
In 2013, the Company received funding of 10 loans insured by HUD. The loans have a combined aggregate original principal balance of $87.6 million and are secured by 10 skilled nursing facilities. The HUD insured loans have an average all in interest rate of approximately 5.3% and amortization term 30 to 35 years. As of June 30, 2014 the HUD insured loans have a combined aggregate principal balance of $86.7 million.
Accordingly, as of June 30, 2014, the Company has 10 mortgages insured by HUD, which are each secured by a skilled nursing facility. These mortgages have an average remaining term of P33Y with fixed interest rates ranging from 3.4% to 4.6% and a weighted average interest rate of 4.23%. Depending on the mortgage agreement, prepayments are generally allowed only after 12 months from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required. As all $87.6 million of the HUD insured mortgage loans were originated in 2013, none of the loans could be prepaid at June 30, 2014. Any further HUD insured mortgages will require additional HUD approval.
All HUD-insured mortgages are non-recourse loans to the Company. All mortgages are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of June 30, 2014, the Company has escrow reserve funds of $1.6 million with the loan servicer that are reported within other current assets, and replacement reserve funds of $3.0 million in other assets. The net proceeds of the HUD insured loans were required to be used to pay down term debt under the Restated Credit Agreement. In 2013, $87.6 million of HUD insured loan proceeds were used to pay down term debt.
As of June 30, 2014 the Company has 10 additional skilled nursing facilities securing a $61.3 million mortgage loan and a $5.0 million asset based revolving credit facility with MidCap Financial. Both loans have an interest rate of LIBOR plus a margin of 5.95% with a LIBOR floor of 0.75%. The mortgage loan amortizes over 25 years with the remaining principal due December 1, 2016. There are additional quarterly principal payments of $0.3 million beginning after six months, $0.4 million in year two and $0.5 million in year three. The mortgage loan has a debt service coverage ratio and a minimum debt coverage ratio, both of which were met at June 30, 2014. The asset based revolving credit facility is secured by the accounts receivable of the 10 skilled nursing facilities. In 2013, $65.0 million of mortgage loan and asset based revolving credit facility proceeds were used to pay down term debt.
Capital Expenditures
We intend to invest in the maintenance and general upkeep of our facilities on an ongoing basis. We also expect to perform renovations of our existing facilities every five to ten years to remain competitive. Combined, we expect that these activities will amount to approximately $1,500 per bed.
We anticipate that we will have capital expenditures in 2014 of approximately $14.0 million to $17.0 million. We will continue to assess our capital spending plans on an ongoing basis.
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
We estimate our self-insured general and professional liability reserves on a quarterly basis and our self-insured workers' compensation reserve on a semiannual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry's loss history. Based upon these analyses, at June 30, 2014, we had reserved $22.2 million net of $0.4 million in insurance recoveries for known or unknown or potential self-insured general and professional liability claims and $20.9 million for self-insured workers' compensation claims. Of these reserves, we estimate that a total of $13.8 million, consisting of approximately $7.6 million for self-insured general and professional liability claims based on historical experience and current claims activity and $6.2 million for self-insured workers' compensation claims, will be payable within 12 months; however, there are no set payment schedules and there can be no assurance that the payment amount in the next 12 months will not be significantly larger or smaller. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future general and professional liability or workers' compensation insurance will be available at a reasonable price and that we will not have to further increase our levels of self-insurance. For additional information on our general and professional liability and workers’ compensation reserve, see "Business — Insurance" in Part 1, Item 1 in our Annual Report on Form 10-K filed with the SEC on February 10, 2014.
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
Off-Balance Sheet Arrangements
We had outstanding letters of credit of $5.5 million under our $83.1 million revolving credit facility as of June 30, 2014.

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
The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Months Ending June 30, (1)
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed-rate debt	$2,958	$1,576	$1,646	$1,720	$1,684	$79,408	$88,992	$89,642
Average interest rate	3.6%	4.4%	4.4%	4.4%	4.3%	4.2%
Variable-rate debt(2)	$3,961	$9,682	$308,572	$—	$—	$—	$322,215	$322,215
Average interest rate(1)	6.4%	6.4%	7.9%	—%	—%	—%

(1)	Based on implied forward three-month LIBOR rates in the yield curve as of June 30, 2014.

(2)	Excludes unamortized original issue discount of $1.0 million on our first lien senior secured term loan debt.

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
Medicare is our largest source of revenue, accounting for 29.4% of our consolidated revenue during the three month period ended June 30, 2014 and 31.0% in the same period for 2013. For the six months ended June 30, 2014 and 2013, Medicare revenue accounted for 29.7% and 31.8% of our consolidated revenue, respectively. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of our rehabilitation therapy services customers, are themselves reimbursed by Medicare for the services we provide. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, our business and results of operations will be adversely affected.
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
We receive a significant portion of our revenue from Medicaid, which accounted for 33.0% of our consolidated revenue for the three months ended June 30, 2014 compared to 31.0% for the same period in 2013. For the six months ended June 30, 2014 and 2013, Medicaid revenue accounted for 32.7% and 30.5% of our consolidated revenue, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states (including California and Texas, where significant portions of our Medicaid-related business is located) to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. We expect these state and federal efforts to continue for the foreseeable future. Furthermore, not all of the states in which we operate, most notably Texas, have elected to expand Medicaid as part of federal healthcare reform legislation. If Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program that are disadvantageous to our businesses, our business and results of operations could be materially and adversely affected.
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
From time to time we are also involved in various external governmental investigations, audits and reviews. Reviews, audits and investigations of this sort can lead to government actions, which can result in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. For example, the Office of the Inspector General (“OIG”) conducts a variety of routine, regular and special investigations, audits and reviews across our industry. Failure to comply with applicable laws, regulations and rules could have a material and adverse effect on our results of operations and financial condition. Furthermore, becoming subject to these governmental investigations, audits and reviews can also require us to incur significant legal and document production expenses as we cooperate with the government authorities, regardless of whether the particular investigation, audit or review leads to the identification of underlying issues. For example, as discussed under “Creekside Hospice Investigation” in Note 8, "Commitments and Contingencies", included elsewhere in this report, the government has investigated and has elected to intervene in two pending qui tam actions that allege violations of the FFCA and the Nevada False Claims Act in connection with the operations of our affiliated Las Vegas, Nevada hospice. We have accrued $6.0 million as a contingent liability in connection with the matter, but it could ultimately cost more than that amount to settle or otherwise resolve it, including to satisfy any judgment that might be rendered against us if our litigation defense were ultimately unsuccessful.
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
Some of our rehabilitation therapy revenue is paid by the Medicare Part B program under a fee schedule. There are annual caps that limit, subject to certain exceptions, the amounts that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to any Medicare beneficiary under Medicare Part B. There is a combined cap for physical therapy and speech-language pathology and a separate cap for occupational therapy that apply subject to certain exceptions. The discontinuation or change in the current cap exception process or future modifications of the Medicare Part B cap structure could have an adverse effect on the revenue that we generate through our rehabilitation therapy business.  This could in turn have a negative effect on our financial condition and results of operations. For example, the Medicare Part B therapy pre-approval provisions (MMR) and multiple procedure payment reduction ("MPPR") rate reductions that took effect October 1, 2012, have continued to negatively impact our therapy business through the six months ended June 30, 2014.

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
For the three months ended June 30, 2014 and 2013, the Company recorded hospice Medicare cap reserves of $0.9 million and $1.4 million, respectively, as adjustments to revenue. Of the $0.9 million recorded in the three months ended June 30, 2014, $0.5 million was related to the 2014 cap year and $0.4 million was related to the 2013 cap year. Of the $1.4 million recorded in the three months ended June 30, 2013, $0.7 million was related to the 2013 cap year and $0.7 million was related to the 2012 cap year. For the six months ended June 30, 2014 and 2013, the Company recorded hospice Medicare cap reserves of $0.9 million and $2.9 million, respectively, as adjustments to revenue. Of the $0.9 million recorded in the six months ended June 30, 2014, $0.5 million was related to the 2014 cap year and$0.4 million was related to the 2013 cap year. Of the $2.9 million recorded in the six months ended June 30, 2013, $0.7 million was related to the 2013 cap year, $2.0 million was related to the 2012 cap year, and $0.2 million was related to the 2011 cap year. This adjustment related primarily to patients staying on service longer than estimated which results in the patients' cap allowances being stretched over multiple cap years. Our ability to comply with the cap limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that our hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not differ materially from the actual Medicare cap amount.
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
For the six months ended June 30, 2014, we received approximately 40.6% of our consolidated revenue from operations in California and 19.5% from Texas. We expect to continue to receive significant portions of our consolidated revenue from those states in the future as well. Accordingly, economic conditions and changes in state healthcare spending prevailing in either of these markets or other markets in which we have significant concentrations could affect the ability of our patients and third-party payors to reimburse us for our services, either through a reduction of the tax base used to generate state funding of Medicaid programs, an increase in the number of indigent patients eligible for Medicaid benefits, changes in state funding levels or healthcare programs or other factors. A continued or prolonged economic downturn, significant changes in state healthcare spending, or changes in the laws affecting our business in these markets could have a material adverse effect on our financial position, results of operations and cash flows.
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
As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets, interest rate fluctuations and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines or stagnation in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs. If we are not able to timely retire or refinance our senior secured credit facility on acceptable terms at or before its stated maturity, due to market conditions or otherwise, our liquidity, financial condition, business and operating results could be materially and adversely affected.
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
We have now and will for the foreseeable future continue to have a significant amount of indebtedness. At June 30, 2014, our total indebtedness was approximately $410.2 million. Our substantial indebtedness could have important consequences. For example, it could:

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
Borrowings under our senior secured credit facility are subject to floating rates of interest over an interest rate floor of 1.5%. If interest rates increase over the floor, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would correspondingly decrease. As of April 12, 2012, we increased the size of the term loan by $100.0 million. On June 23, 2014, the Company entered into an Amendment No. 2 and Loan Modification Agreement ("Amendment No. 2") to our Fourth Amended and Restated Credit Agreement dated April 12, 2012, as previously amended on June 6, 2013; further explained in "Debt" note contained elsewhere. Amendment No. 2 also modified the interest rate for the extended revolving credit facility commitments to be, at the Company’s option, LIBOR plus a margin between 5.25% and 5.50% (based upon consolidated leverage) or the prime rate plus a margin between 4.25% and 4.50% (based upon consolidated leverage). The interest rates on the non-extended revolving credit facility commitments remain at, at the Company’s option, LIBOR plus a margin of between 4.25% and 4.50% (based upon consolidated leverage) or the prime rate plus a margin between 3.25% and 3.50% (based upon consolidated leverage). The incremental term loan bears interest at LIBOR (subject to a floor of 1.50%) plus a margin of 5.50%. As part of the refinancing, the interest rate on the existing term loan was amended to match the interest rate of the incremental term loan.
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
As of June 30, 2014, approximately 570 of our approximately14,950 active employees were represented by unions and covered by collective bargaining agreements. In addition, certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. We cannot predict the effect that continued union representation or future organizational activities will have on our business or future operations. There can be no assurance that we will not experience a material work stoppage in the future.
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
Our Class A common stock has one vote per share, while our Class B common stock has ten votes per share, on all matters voted on by our stockholders. As of June 30, 2014, Onex Corporation, its affiliates and certain of our directors and members of our senior management who are party to a voting agreement with an affiliate of Onex Corporation owned shares of common stock representing over 75.0% of the combined voting power of our outstanding common stock. Accordingly, Onex Corporation generally has the power to control the outcome of matters on which stockholders are entitled to vote. Such matters include the election and removal of directors, the adoption or amendment of our certificate of incorporation and bylaws, possible mergers, corporate control contests and significant transactions. Through its control of elections to our board of directors, Onex Corporation may also have the ability to appoint or replace our senior management and cause us to issue additional shares of our common stock or repurchase common stock, declare dividends or take other actions. Onex Corporation may make decisions regarding our company and business that are opposed to our other stockholders’ interests or with which they disagree. Onex Corporation may also delay or prevent a change of control of us, even if the change of control would benefit our other stockholders, which could deprive our other stockholders of the opportunity to receive a premium for their Class A common stock. The significant concentration of stock ownership and voting power may also adversely affect the trading price of our Class A common stock due to investors’ perception that conflicts of interest may exist or arise. To the extent that the interests of our public stockholders are harmed by the actions of Onex Corporation, the price of our Class A common stock may be harmed.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below sets forth information with respect to purchases of our Class A common stock made by us or on our behalf during the quarter ended June 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2014	—	$—	n/a	n/a
May 1 - 31, 2014	1,694	$5.08	n/a	n/a
June 1 - 30, 2014
Total:	1,694	$5.08	n/a	n/a

(1) Reflects shares forfeited to us upon the vesting of restricted stock granted to participants in our 2007 Incentive Award Plan, to satisfy applicable tax withholding obligations with respect to such vesting. We did not have any publicly announced plans or programs to purchase our Class A common stock in the quarter ended June 30, 2014.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item  5. Other Information
None.

Item 6. Exhibits

(a)	Exhibits.

Number	Description

10.1*	Employment Agreement, dated April 10, 2014, with Paxton L. Wiffler

10.2*	Restricted Stock Agreement, dated May 8, 2014, with Paxton L. Wiffler

10.3
Amendment No. 2 and Loan Modification Agreement, dated as of June 23, 2014, to the Fourth Amended and Restated Credit Agreement, dated as of April 12, 2012, by and among Skilled Healthcare Group, Inc., certain subsidiary guarantors , Credit Suisse AG, Cayman Islands Branch, as administrative agent, Credit Suisse Securities (USA) LLC, as amendment arranger, and certain lenders and other parties thereto (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on June 27, 2014)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 as filed with the SEC on August 11, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at June 30, 2014 and December 31, 2013, and (ii) the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and June 30, 2013, and (iii) the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2014 and June 30, 2013, and (iv) the condensed consolidated statements of cash flows the six months ended June 30, 2014 and June 30, 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

 *    Management contract or compensatory plan or arrangement.

**	Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLED HEALTHCARE GROUP, INC.

Date:	August 11, 2014	By	/S/ ROBERT H. FISH
Robert H. Fish
Chief Executive Officer

Date:	August 11, 2014	By	/S/ CHRISTOPHER N. FELFE
Christopher N. Felfe
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer, and Authorized Signatory)

EXHIBIT INDEX

Number	Description

10.1*	Employment Agreement, dated April 10, 2014, with Paxton L. Wiffler

10.2*	Restricted Stock Agreement, dated May 8, 2014, with Paxton L. Wiffler

10.3
Amendment No. 2 and Loan Modification Agreement, dated as of June 23, 2014, to the Fourth Amended and Restated Credit Agreement, dated as of April 12, 2012, by and among Skilled Healthcare Group, Inc., certain subsidiary guarantors , Credit Suisse AG, Cayman Islands Branch, as administrative agent, Credit Suisse Securities (USA) LLC, as amendment arranger, and certain lenders and other parties thereto (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on June 27, 2014)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 as filed with the SEC on August 11, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at June 30, 2014 and December 31, 2013, and (ii) the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and June 30, 2013, and (iii) the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2014 and June 30, 2013, and (iv) the condensed consolidated statements of cash flows the six months ended June 30, 2014 and June 30, 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

*        Management contract or compensatory plan or arrangement.

**	Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.