Form 10-Q
period 2014-09-30
Skilled Healthcare Group, Inc.
filed 2014-11-03
CIK 1351051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on October 31, 2014, was:
Class A common stock, $0.001 par value – 24,616,068 shares
Class B common stock, $0.001 par value – 15,511,603 shares

Skilled Healthcare Group, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2014
Index

		Page Number
Part I.	Financial Information
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets — September 30, 2014 (unaudited) and December 31, 2013	3
	Condensed Consolidated Statements of Operations — Three and nine months ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) — Three and nine months ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48
Part II.	Other Information
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 3.	Defaults Upon Senior Securities	65
Item 4.	Mine Safety Disclosures	65
Item 5.	Other Information	65
Item 6.	Exhibits	66
Signatures		67
Exhibit Index		68

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Skilled Healthcare Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,536	$4,177
Accounts receivable, less allowance for doubtful accounts of $19,241 and $16,665 at September 30, 2014 and December 31, 2013, respectively	114,598	107,215
Deferred income taxes	14,627	9,876
Prepaid expenses	5,019	8,961
Other current assets	12,858	12,188
Total current assets	157,638	142,417
Property and equipment, less accumulated depreciation of $155,097 and $137,484 at September 30, 2014 and December 31, 2013, respectively	333,285	341,822
Leased facility assets, less accumulated depreciation of $4,791 and $4,432 at September 30, 2014 and December 31, 2013, respectively	9,057	9,416
Other assets:
Notes receivable	2,117	520
Deferred financing costs, net	8,043	9,189
Goodwill	68,833	69,065
Intangible assets, less accumulated amortization of $4,879 and $4,640 at September 30, 2014 and December 31, 2013, respectively	18,569	18,807
Deferred income taxes	5,146	9,472
Restricted Assets	31,462	26,965
Other assets	15,747	15,743
Total other assets	149,917	149,761
Total assets	$649,897	$643,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$64,739	$57,179
Employee compensation and benefits	42,201	32,979
Current portion of long-term debt	13,173	7,630
Total current liabilities	120,113	97,788
Long-term liabilities:
Insurance liability risks	28,075	29,534
Other long-term liabilities	12,641	12,367
Long-term debt, less current portion	394,644	411,495
Total liabilities	555,473	551,184
Commitments and contingencies — Note 8
Stockholders’ equity:
Class A common stock, 175,000 shares authorized, $0.001 par value per share; Issued and outstanding - 24,619 and 24,278 at September 30, 2014 and December 31, 2013, respectively	25	24
Class B common stock, 30,000 shares authorized, $0.001 par value per share; Issued and outstanding - 15,512 and 15,515 at September 30, 2014 and December 31, 2013, respectively	16	16
Additional paid-in-capital	381,818	378,756
Accumulated deficit	(287,435)	(286,592)
Accumulated other comprehensive income	—	28
Total stockholders’ equity	94,424	92,232
Total liabilities and stockholders’ equity	$649,897	$643,416
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Net patient service revenue	$207,811	$207,957	$620,496	$631,660
Leased facility revenue	807	787	2,401	2,335
	208,618	208,744	622,897	633,995
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	176,689	181,078	535,527	550,164
Rent cost of revenue	5,146	4,806	14,842	14,160
General and administrative	12,780	6,490	26,151	19,782
Change in fair value of contingent consideration	7	79	(100)	(2,082)
Depreciation and amortization	6,120	5,900	18,240	17,700
Governmental investigation expense	—	—	6,000	—
Impairment of long-lived assets	—	19,000	82	19,000
Loss on disposal of asset	68	—	73	—
	200,810	217,353	600,815	618,724
Other (expenses) income:
Interest expense	(8,009)	(8,744)	(23,993)	(26,153)
Interest income	173	63	518	287
Other (expense) income, net	(26)	(49)	34	(111)
Equity in earnings of joint venture	568	508	1,206	1,469
Debt modification/retirement costs	(21)	(432)	(843)	(1,520)
Total other (expenses) income, net	(7,315)	(8,654)	(23,078)	(26,028)
Income (loss) from continuing operations before benefit from income taxes	493	(17,263)	(996)	(10,757)
Benefit from income taxes	(150)	(5,324)	(153)	(3,940)
Income (loss) from continuing operations	643	(11,939)	(843)	(6,817)
Loss from discontinued operations, net of tax	—	(136)	—	(665)
Net income (loss)	$643	$(12,075)	$(843)	(7,482)

Earnings (loss) per share, basic:
Earnings (loss) per common share from continuing operations	$0.02	$(0.32)	$(0.02)	$(0.18)
Loss per share from discontinued operations	—	—	—	(0.02)
Earnings (loss) per share	$0.02	$(0.32)	$(0.02)	$(0.20)

Earnings (loss) per share, diluted:
Earnings (loss) per common share from continuing operations	$0.02	$(0.32)	$(0.02)	$(0.18)
Loss per share from discontinued operations	—	—	—	(0.02)
Earnings (loss) per share	$0.02	$(0.32)	$(0.02)	$(0.20)

Weighted-average common shares outstanding, basic	38,207	37,499	38,093	37,567
Weighted-average common shares outstanding, diluted	38,463	37,499	38,093	37,567
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$643	$(12,075)	$(843)	$(7,482)
Other comprehensive income (loss):
Unrealized loss on investment available for sale - net of income tax (benefit) of ($2) for the three months ended September 30, 2013; net of income tax (benefit) of ($13) for the nine months ended September 30, 2013.	—	(3)	—	(19)
Reclassification adjustments:
Gain realized in net loss on investments available for sale - net of income tax expense of $17 for the nine months ended September 30, 2014.	—	—	(28)	—
Interest expense on interest rate swap - net of income tax expense of $107 for the nine months ended September 30, 2013.	—	—	—	169
Other comprehensive income (loss), net of tax	—	(3)	(28)	150
Comprehensive income (loss)	$643	$(12,078)	(871)	(7,332)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Skilled Healthcare Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(843)	$(7,482)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,240	18,396
Change in fair value of contingent consideration	(100)	(2,082)
Provision for doubtful accounts	10,362	8,758
Non-cash stock-based compensation	2,459	2,235
Loss on disposal of assets	73	379
Amortization of deferred financing costs	2,526	2,102
Debt modification/retirement costs	843	1,520
Deferred income taxes	(425)	(2,284)
Impairment of long lived assets	82	19,000
Amortization of discount on debt	416	710
Changes in operating assets and liabilities:
Accounts receivable	(20,535)	(8,528)
Payments on notes receivable	1,173	2,304
Other current and non-current assets	1,240	(3,036)
Accounts payable and accrued liabilities	8,351	2,462
Employee compensation and benefits	6,275	(3,658)
Insurance liability risks	949	6,949
Other long-term liabilities	373	(913)
Net cash provided by operating activities	31,459	36,832
Cash Flows from Investing Activities
Additions to property and equipment	(9,243)	(9,977)
Proceeds from maturity of investments	1,060	—
Proceeds from the sale of home health agency	30	—
Proceeds from the sale of land	66	—
Net cash used in investing activities	(8,087)	(9,977)
Cash Flows from Financing Activities
Borrowings under line of credit	224,500	254,083
Repayments under line of credit	(233,392)	(287,583)
Repayments of long-term debt	(6,500)	(67,055)
Proceeds from exercise of stock options	948	—
Taxes paid related to net share settlement of equity awards	(346)	(188)
Proceeds from issuance of long-term debt	—	79,806
Payment of financing costs	(2,223)	(5,326)
Net cash used in financing activities	(17,013)	(26,263)
Increase in cash and cash equivalents	6,359	592
Cash and cash equivalents at beginning of period	4,177	2,003
Cash and cash equivalents at end of period	$10,536	$2,595
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2014	2013
Supplemental cash flow information
Cash paid for:
Interest expense	$19,902	$23,743
Income taxes, net	$(1,866)	$184
Non-cash activities:
Conversion of accounts receivable into notes receivable	$2,782	$—
Insurance premium financed	$3,668	$5,875
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Description of Business

Skilled Healthcare Group, Inc. ("Skilled") is a holding company that owns subsidiary companies that operate long-term care facilities and provides a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated wholly-owned companies are collectively referred to as the "Company." As of September 30, 2014, the Company operated facilities in California, Iowa, Kansas, Missouri, Nevada, Nebraska, New Mexico and Texas, including 73 skilled nursing facilities ("SNFs"), which offer sub-acute care, rehabilitative, specialty healthcare, and skilled nursing care, and 22 assisted living facilities ("ALFs"), which provide room and board and assistance with activities of daily living. The Company leases five skilled nursing facilities in California to an unaffiliated third party operator. In addition, through its Hallmark Rehabilitation subsidiary ("Hallmark"), the Company provides a variety of rehabilitative services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, as of September 30, 2014, the Company provided hospice care and home health services in Arizona, California, Idaho, Montana, Nevada and New Mexico. The Company also provides private duty care services in Montana and Nevada. The Company has an administrative services company that provides a full complement of administrative and consultative services that allows affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. The Company currently has one such service agreement with an unrelated skilled nursing facility operator. The Company also owns a 50% interest in an institutional pharmacy in Texas, which currently serves eight of the Company's SNFs as well as other facilities unaffiliated with the Company.

2. Discontinued Operations
On December 1, 2013, the Company disposed of one owned SNF in Texas and one leased SNF in California. The results of operations of these facilities for all periods presented and the losses associated with the transaction have been classified as discontinued operations, net of tax, in the accompanying condensed consolidated statements of operations as the operations have been eliminated from the Company’s ongoing operations.

Our selected historical consolidated statements of operations have been recast to reflect our disposal of two skilled nursing facilities on December 1, 2013, as discontinued operations for the quarters ended September 30, 2014 and September 30, 2013. Please refer to the information set forth below in conjunction with other sections of this report, including our consolidated historical financial statements and related notes included elsewhere in this report.

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net operating revenues	$—	$3,701	$—	$11,018
Operating expenses	—	3,923	—	12,103
Loss from discontinued operations	—	(222)	—	(1,085)
Income tax benefit	—	(86)	—	(420)
Loss from discontinued operations	$—	$(136)	$—	$(665)

3. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 (collectively, the "Interim Financial Statements"), are unaudited. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted under applicable U.S. Securities and Exchange Commission rules and regulations. Readers of the Interim Financial Statements should refer to the Company's audited consolidated financial statements and notes thereto (as updated by Note 3, "Summary of Significant Accounting Policies," in this filing), for the year ended December 31, 2013,

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

which are included in the Company's 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). Management believes that the Interim Financial Statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company's financial information in all material respects as of the dates and for the periods presented. The results of operations presented in the Interim Financial Statements are not necessarily indicative of operations to be expected for the entire year or any other period.
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
The Company is participating in the recently established Upper Payment Limit (UPL) supplemental payment program in the state of Texas that provides supplemental Medicaid payments for skilled nursing facilities that are licensed to non-state government entities such as county hospital districts.  Company subsidiaries previously operating twenty Company-owned Texas skilled nursing facilities entered into transactions with such hospital districts providing for the transfer of the licenses for the twenty of the Company-owned Texas skilled nursing facilities to the hospital districts, and providing further for the Company’s operating subsidiaries to retain the management of those facilities on behalf of the hospital districts, which are all participating in the UPL program. Each affected Operating subsidiary therefore retains operations of its skilled nursing facility and each agreement between the hospital district and the Company subsidiary is terminable by either party to fully restore the prior license status. The Company may add an additional nursing center sometime during the remainder of 2014.
Overall payments made by Medicare for hospice services are subject to an annual cap amount on a per hospice agency basis. Total Medicare payments received for services rendered during the applicable Medicare hospice cap year by each Medicare-certified agency during this period are compared to the cap amount for the relevant period. Payments in excess of the cap are subject to refund to and recoupment by Medicare. For the three months ended September 30, 2014 and 2013, the Company recorded hospice Medicare cap reserves of $1.2 million and $0.5 million, respectively, as adjustments to revenue. Of the $1.2 million recorded in the three months ended September 30, 2014, $1.4 million was related to the 2014 cap year and reversal of $0.2 million was related to the 2013 cap year. Of the $0.5 million recorded in the three months ended September 30, 2013, $0.2 million was related to the 2013 cap year and $0.3 million was related to the 2012 cap year. For the nine months ended September 30, 2014 and 2013, the Company recorded hospice Medicare cap reserves of $2.1 million and $3.4 million, respectively, as adjustments to revenue. Of the $2.1 million recorded in the nine months ended September 30, 2014, $2.0 million was related to the 2014 cap year and $0.1 million was related to the 2013 cap year. Of the $3.4 million recorded in the nine months ended September 30, 2013, $0.9 million was related to the 2013 cap year, $2.3 million was related to the 2012 cap year, and $0.2 million was related to the 2011 cap year.
Notes Receivable
As of September 30, 2014 and December 31, 2013, net notes receivable were approximately $3.6 million and $2.0 million, respectively, of which $1.5 million was reflected as current assets as of September 30, 2014 and December 31, 2013, respectively, with the remaining balances reflected as long-term assets. Interest rates on these notes approximated market rates as of the date the notes were originated.
As of September 30, 2014, two customers of the Company's rehabilitation therapy services business were responsible for 100% of the net notes receivable balance. The notes receivable, as well as the receivables from these customers, are secured by the assets of the customers as well as personal guaranties by the principal owners of the customers. Additionally, the customers represented $6.4 million, or 35.9% of the net accounts receivable for the Company's rehabilitation therapy services business and approximately $28.5 million, or 41.8%, of the external revenue of the rehabilitation therapy services business for the nine months ended September 30, 2014.
At September 30, 2014, there was no note receivable reserve balance.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Pronouncement
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, ("ASU 2014-08").  This ASU requires an entity to report disposed components or components held-for-sale in discontinued operations if such components represent a strategic shift that has or will have a significant effect on operations and financial results. Additionally, expanded disclosure about discontinued operations and disposals of significant components that do not qualify for discontinued operations presentation will be required. The adoption of ASU 2014-08 is effective prospectively for disposals that occur within annual periods beginning on or after December 15, 2014, with early adoption permitted. The Company is currently evaluating the impact of the ASU on its consolidated financial statements.
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
Basic net income (loss) per share was computed by dividing net income (loss) by the weighted-average number of outstanding shares for the period. Diluted earnings per share is computed by dividing income (loss) plus the effect of assumed conversions (if applicable) by the weighted-average number of outstanding shares after giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and convertible preferred stock, if any. The following table sets forth the computation of basic and diluted net (loss) income per share of Class A common stock and Class B common stock for the three and nine months ended September 30, 2014 and September 30, 2013 (amounts in thousands, except per share data):

	Three months ended September 30, 2014			Three months ended September 30, 2013			Nine months ended September 30, 2014			Nine months ended September 30, 2013
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Net income (loss) per share, basic
Numerator:
Allocation of income (loss) from continuing operations	$382	$261	$643	$(6,991)	$(4,948)	$(11,939)	$(500)	$(343)	$(843)	$(3,993)	$(2,824)	$(6,817)
Allocation of loss from discontinued operations	—	—	—	(80)	(56)	(136)	—	—	—	(389)	(276)	(665)
Allocation of net income (loss)	$382	$261	$643	$(7,071)	$(5,004)	$(12,075)	$(500)	$(343)	$(843)	$(4,382)	$(3,100)	$(7,482)
Net income (loss) per share, diluted
Numerator:
Allocation of income (loss) from continuing operations	$384	$259	$643	$(6,991)	$(4,948)	$(11,939)	$(500)	$(343)	$(843)	$(3,993)	$(2,824)	$(6,817)
Allocation of loss from discontinued operations	—	—	—	(80)	(56)	(136)	—	—	—	(389)	(276)	$(665)
Allocation of net income (loss)	$384	$259	$643	$(7,071)	$(5,004)	$(12,075)	$(500)	$(343)	$(843)	$(4,382)	$(3,100)	$(7,482)
Denominator for basic and diluted income (loss) per share:
Weighted average common shares outstanding, basic	22,695	15,512	38,207	21,959	15,540	37,499	22,580	15,513	38,093	22,003	15,564	37,567
Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	256	—	256	—	—	—	—	—	—	—	—	—
Adjusted weighted-average common shares outstanding, diluted	22,951	15,512	38,463	21,959	15,540	37,499	22,580	15,513	38,093	22,003	15,564	37,567
Earnings (loss) per share, basic:
Earnings (loss) per common share from continuing operations	$0.02	$0.02	$0.02	$(0.32)	$(0.32)	$(0.32)	$(0.02)	$(0.02)	$(0.02)	$(0.18)	$(0.18)	$(0.18)
Loss per share from discontinued operations	—	—	—	—	—	—	—	—	—	$(0.02)	$(0.02)	$(0.02)
Earnings (loss) per share	$0.02	$0.02	$0.02	$(0.32)	$(0.32)	$(0.32)	$(0.02)	$(0.02)	$(0.02)	$(0.20)	$(0.20)	$(0.20)
Earnings (loss) per share, diluted:
Earnings (loss) per common share from continuing operations	$0.02	$0.02	$0.02	$(0.32)	$(0.32)	$(0.32)	$(0.02)	$(0.02)	$(0.02)	$(0.18)	$(0.18)	$(0.18)
Loss per share from discontinued operations	—	—	—	—	—	—	—	—	—	$(0.02)	$(0.02)	$(0.02)
Earnings (loss) per share	$0.02	$0.02	$0.02	$(0.32)	$(0.32)	$(0.32)	$(0.02)	$(0.02)	$(0.02)	$(0.20)	$(0.20)	$(0.20)
The following were excluded from the weighted-average diluted shares computation for the three and nine months ended September 30, 2014 and 2013, as their inclusion would have been anti-dilutive (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Options to purchase common shares	205	807	363	807
Non-vested common shares	123	528	175	536
Total excluded	328	1,335	538	1,343

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
At September 30, 2014, LTC services included 73 wholly-owned SNF operating companies that offer post-acute, rehabilitative custodial and specialty skilled nursing care, as well as 22 wholly-owned ALF operating companies that provide room and board and social services. Therapy services included rehabilitative services such as physical, occupational and speech therapy provided in the Company's facilities and in unaffiliated facilities. Hospice and home health services were provided by the Company's wholly-owned subsidiaries to patients.
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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth selected interim financial data consolidated by business segment (dollars in thousands):

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Three months ended September 30, 2014
Net patient service revenue from external customers	$165,555	$22,093	$20,163	$—	$—	$207,811
Leased facility revenue	807	—	—	—	—	807
Intersegment revenue	595	14,135	—	—	(14,730)	—
Total revenue	$166,957	$36,228	$20,163	$—	$(14,730)	$208,618
Operating income (loss)	$15,936	$3,617	$1,190	$(12,935)	$—	$7,808
Interest expense, net of interest income						(7,836)
Other income						(26)
Equity in earnings of joint venture						568
Debt modification/retirement costs						(21)
Income from continuing operations before benefit from income taxes						$493
Depreciation and amortization	$5,579	$164	$222	$155	$—	$6,120
Segment capital expenditures	$2,386	$26	$15	$556	$—	$2,983
Adjusted EBITDA	$22,307	$3,851	$1,752	$(6,122)	$—	$21,788
Adjusted EBITDAR	$26,996	$3,851	$2,209	$(6,122)	$—	$26,934
Three months ended September 30, 2013
Net patient service revenue from external customers	$157,506	$25,313	$25,138	$—	$—	$207,957
Leased facility revenue	787	—	—	—	—	787
Intersegment revenue	598	13,888	—	—	(14,486)	—
Total revenue	$158,891	$39,201	$25,138	$—	$(14,486)	$208,744
Operating (loss) income	$11,820	$2,740	$(16,524)	$(6,645)	$—	$(8,609)
Interest expense, net of interest income						(8,681)
Other expense						(49)
Equity in earnings of joint venture						508
Debt modification/retirement costs						(432)
Loss from continuing operations before benefit from income taxes						$(17,263)
Depreciation and amortization	$5,439	$170	$136	$155	$—	$5,900
Segment capital expenditures	$3,323	$18	$579	$76	$—	$3,996
Adjusted EBITDA	$17,352	$3,335	$3,007	$(5,267)	$—	$18,427
Adjusted EBITDAR	$21,700	$3,335	$3,465	$(5,267)	$—	$23,233
Nine months ended September 30, 2014
Net patient service revenue from external customers	$488,405	$68,236	$63,856	$—	$—	$620,496
Leased facility revenue	2,401	—	—	—	—	2,401
Intersegment revenue	1,549	42,037	—	—	(43,586)	—
Total revenue	$492,355	$110,273	$63,856	$—	$(43,586)	$622,897
Operating income (loss)	$39,857	$10,814	$(2,019)	$(26,570)	$—	$22,082
Interest expense, net of interest income						(23,475)

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Other income						34
Equity in earnings of joint venture						1,206
Debt modification/retirement costs						(843)
Loss from continuing operations before benefit from income taxes						$(996)
Depreciation and amortization	$16,640	$498	$683	$419	$—	$18,240
Segment capital expenditures	$7,692	$80	$122	$1,349	$—	$9,243
Adjusted EBITDA	$58,271	$11,381	$5,616	$(17,350)	$—	$57,918
Adjusted EBITDAR	$71,732	$11,381	$6,997	$(17,350)	$—	$72,760
Nine months ended September 30, 2013
Net patient service revenue from external customers	$476,115	$79,057	76,488	$—	$—	$631,660
Leased facility revenue	2,335	—	—	—	—	2,335
Intersegment revenue	1,791	43,079	—	—	(44,870)	—
Total revenue	$480,241	$122,136	76,488	$—	$(44,870)	$633,995
Operating income (loss)	$37,110	$8,399	(9,943)	$(20,295)	$—	$15,271
Interest expense, net of interest income						(25,866)
Other expense						(111)
Equity in earnings of joint venture						1,469
Debt modification/retirement costs						(1,520)
Loss from continuing operations before benefit from income taxes						$(10,757)
Depreciation and amortization	$16,241	$520	$426	$513	$—	$17,700
Segment capital expenditures	$8,885	$111	$792	$189	$—	$9,977
Adjusted EBITDA	$54,339	$9,345	$8,226	$(16,123)	$—	$55,787
Adjusted EBITDAR	$67,123	$9,345	$9,602	$(16,123)	$—	$69,947

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of Adjusted EBITDA and Adjusted EBITDAR to net (loss) income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Adjusted EBITDAR	$26,934	$23,233	$72,760	$69,947
Rent cost of revenue	(5,146)	(4,806)	(14,842)	(14,160)
Adjusted EBITDA	21,788	18,427	57,918	55,787
Depreciation and amortization	(6,120)	(5,900)	(18,240)	(17,700)
Interest expense	(8,009)	(8,744)	(23,993)	(26,153)
Interest income	173	63	518	287
Change in fair value of contingent consideration	(7)	(79)	100	2,082
Organization restructure costs	(359)	(457)	(1,430)	(2,006)
Exit costs related to divested facilities	(57)	—	(397)	—
Losses at skilled nursing facility not at full operation	(450)	—	(583)	—
Governmental investigation expense	—	—	(6,000)	—
Legal expense for non-routine matters	(616)	(416)	(1,590)	(1,809)
Merger related expense	(5,761)	(306)	(6,306)	(306)
Debt modification/retirement costs	(21)	(432)	(843)	(1,520)
Impairment of long-lived assets	—	(19,000)	(82)	(19,000)
Closure of California home health agency	—	(419)	—	(419)
Loss on disposal of asset	(68)	—	(68)	—
Discontinued operations, net of taxes	—	(136)	—	(665)
Benefit from income taxes	150	5,324	153	3,940
Net income (loss)	$643	$(12,075)	$(843)	$(7,482)
The following table presents the segment assets as of September 30, 2014 compared to December 31, 2013 (in thousands):

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Total
September 30, 2014:
Segment total assets	$457,225	$47,173	$77,414	$68,085	$649,897
Goodwill and intangibles included in total assets	$1,102	$23,693	$62,607	$—	$87,402
December 31, 2013:
Segment total assets	$445,987	$48,251	$80,290	$68,888	$643,416
Goodwill and intangibles included in total assets	$1,300	$23,693	$62,879	$—	$87,872

6. Property and Equipment
Property and equipment consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2014	December 31, 2013
Land and land improvements	$62,236	$62,370
Buildings and leasehold improvements	325,095	320,923
Furniture and equipment	94,185	87,392
Construction in progress	6,866	8,621
	488,382	479,306
Less accumulated depreciation	(155,097)	(137,484)
	$333,285	$341,822

Leased facility assets consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Leased facility assets	$13,848	$13,848
Less accumulated depreciation	(4,791)	(4,432)
	$9,057	$9,416

The Company began leasing five skilled nursing facilities in California to an unaffiliated third party operator in April 2011 and at that time signed a 10-year lease with two 10-year extension options exercisable by the lessee.

7. Income Taxes

For the three months ended September 30, 2014, the Company recorded an income tax benefit of $0.2 million representing an effective tax rate of 30.4% compared to an income tax benefit of $5.3 million from continuing operations, representing an effective tax rate of 30.8% for the same period in 2013. The decrease in tax benefit for the three months ended September 30, 2014 was due to a $17.8 million increase in pretax income, from a $17.3 million loss for the three months ended September 30, 2013 to income from continuing operations of $0.5 million for the three months ended September 30, 2014, partially offset by an increase in the state valuation allowance as a result of 2013 legislation in California which limited the Company's ability to utilize unused enterprise zone tax credits.
For the nine months ended September 30, 2014, the Company recorded an income tax benefit of $0.2 million representing an effective tax rate of 15.4% compared to an income tax benefit of $3.9 million from continuing operations, representing an effective tax rate of 36.6% for the same period in 2013. The decrease in tax benefit was primarily due to a $9.8 million increase in pretax income, from a $10.8 million loss for the nine months ended September 30, 2013 to a loss from continuing operations of $1.0 million for the nine months ended September 30, 2014.

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

Creekside Hospice Investigation
On August 2, 2013, the United States Attorney for the District of Nevada and the Civil Division of the U.S. Department of Justice (collectively, the “DOJ”) informed the Company that its Civil Division was investigating the Company, as well as its subsidiary, Creekside Hospice II, LLC, for possible violations of federal and state healthcare fraud and abuse laws and regulations. Those laws could have included the federal False Claims Act ("FCA") and the Nevada False Claims Act ("NFCA"). The FCA provides for civil and administrative fines and penalties, plus treble damages. The NFCA provides for similar fines and penalties, including treble damages. Violations of those federal or state laws could also subject the Company and/or its subsidiaries to exclusion from participation in the Medicare and Medicaid programs.
On or about August 6, 2014, in relation to the investigation the DOJ filed a notice of intervention in two pending qui tam proceedings filed by private party relators under the FCA and the NFCA and advised that it intends to take over the actions and file an amended complaint within 90 days, asserting that certain claims for hospice services provided by Creekside in the time period 2010 to 2013 did not meet Medicare requirements for reimbursement and are in violation of the civil False Claims Act. The Company expects the DOJ to file its amended complaint in November 2014. The private party relators may attempt to continue to pursue any claims that the DOJ does not elect to pursue. The Company believes that False Claims Act remedies will be pursued for an unspecified amount, with a request to treble provable damages and impose penalties per proved false claim in the amount ranging from $5,500 to $11,500 per claim. Additionally, alternative remedies such as overpayment, mistake or unjust enrichment may be sought.
While the Company denies the allegations and will defend this action, including any portion of the action that the private party relators may continue to pursue, the Company has accrued $6.0 million as a contingent liability in connection with the matter. However, it could ultimately cost more than that amount to settle or otherwise resolve the matter(s), including to satisfy any judgment that might be rendered against the Company or Creekside if the litigation defense were ultimately unsuccessful.

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
In the course of ongoing communications with the California Attorney General's Bureau of Medi-Cal Fraud & Elder Abuse ("BMFEA") related to the BMFEA matter discussed below, representatives of the California Attorney General and the U.S. Department of Justice ("DOJ") indicated an interest in pursuing an action under the False Claims Act ("FCA"). The DOJ expressed that it believes the company has FCA and other legal liabilities based upon the jury findings in the Humboldt County Action and otherwise related to staffing and perhaps other considerations related thereto. While the Company continues to cooperate with the government's evaluation of the matter, the Company views the government's apparent legal theories, including the False Claims Act theories, as lacking support in the established case law. The Company intends to vigorously defend any such action if brought whether under the aforementioned legal theories or otherwise.
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

Stockholder Litigation Regarding Pending Genesis HealthCare Combination
As discussed more fully in Note 13, on August 18 2014, Skilled entered into the Purchase Agreement with FC-GEN Operations Investment, LLC ("Genesis") pursuant to which the businesses and operations of Skilled and Genesis will be combined (the "Combination"). Skilled, the Skilled board of directors, Onex Corporation ("Onex"), Genesis and Genesis HealthCare LLC ("Genesis HealthCare") are named as defendants in two purported class action lawsuits files in the Court of Chancery of the State of Delaware on September 5, 2014 and September 15, 2014, respectively, brought by individuals who claim to be stockholders of Skilled. The stockholder actions allege, among other things, that the board of directors and Onex breached fiduciary duties purportedly owed to Skilled's stockholders and that the remaining defendants aided and abetted in that breach. The complaint sees to enjoin the defendants from completing the Combination on the agreed-upon terms or, in the event that the Combination is consummated, to recover damages resulting from defendants' alleged wrongful conduct.

Skilled, the Skilled board of directors and Genesis believe that the claims in these actions are without merit and intend to defend against them vigorously.
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
Workers' Compensation. The Company has maintained workers' compensation insurance where statutorily required. The commercial workers' compensation insurance purchased is loss sensitive in nature. As a result, the Company is responsible for adverse loss development. The Company self-insures the first unaggregated $1.0 million per workers' compensation claim for all operations. The Company has elected not to carry workers' compensation insurance in Texas as a qualified non-subscriber

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and may be liable for negligence claims that are asserted against it by its Texas-based employees. The Company recognizes a liability in its financial statements for its estimated self-insured workers' compensation risks. Historically, estimated liabilities have been sufficient to cover actual claims. Effective January 1, 2014 the Company self-insures its workers compensation for all its business operations, other than those based in Texas, through its wholly-owned insurance company based on actuarially determined estimates.
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
Actuarial Analysis. Changes in actuarial estimates are reviewed on a quarterly basis for both general and professional liability and Employee Medical Insurance claims and semi-annually for workers compensation claims. Variances in expected ultimate liabilities are recognized accordingly.
A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

	As of September 30, 2014:							As of December 31, 2013
	General and Professional		Employee Medical		Workers’ Compensation		Total	General and Professional		Employee Medical		Workers’ Compensation		Total
Current	$7,436	(1)	$1,859	(2)	$6,713	(2)	$16,008	$8,228	(1)	$2,446	(2)	$3,178	(2)	$13,852
Non-current	13,657		—		14,418		28,075	12,762		—		16,772		29,534
	$21,093		$1,859		$21,131		$44,083	$20,990		$2,446		$19,950		$43,386

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.
Hallmark Indemnification
Hallmark, the Company's rehabilitation services subsidiary, provides physical, occupational and speech therapy services to various unaffiliated skilled nursing facilities. These unaffiliated skilled nursing facilities are reimbursed for these services from the Medicare Program and other third-party payors. Hallmark has indemnified these unaffiliated skilled nursing facilities from a portion of certain disallowances of these services. Additionally, to the extent a Recovery Auditor ("RA") or other regulatory authority or contractor is successful in making a claim for recoupment of revenue from any of these skilled nursing facilities, Hallmark will typically be required to indemnify them against their charges associated with this loss. No material indemnification payments were required to be made in the three and nine months ended September 30, 2014 or 2013.
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

9. Stockholders' Equity
Accumulated Other Comprehensive Income
Accumulated other comprehensive income refers to gains and losses that are recorded as an element of stockholders' equity but are excluded from net income (loss). The Company's other comprehensive (loss) income consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges and gains and losses from investments

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

available for sale. Details of other comprehensive income (loss) are included in the accompanying condensed consolidated Statements of Comprehensive Income (Loss).

2007 Incentive Award Plan
During the nine months ended September 30, 2014, the Company granted performance stock awards covering 512,475 shares of common stock. Each of the stock awards is subject to market-based vesting criteria. In order for the shares to vest, the Company must attain various average stock prices, each over a thirty-day period. There were no such market-based awards issued in the nine months ended September 30, 2013.
During the nine months ended September 30, 2014, the following occurred with respect to restricted stock awards, restricted stock units, and performance stock awards under the Company’s existing plans (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested balance at January 1, 2014	2,256	$6.42
Granted	946	4.86
Vested	(326)	4.55
Forfeited	(603)	5.43
Non-vested balance at September 30, 2014	2,273	$6.30
As of September 30, 2014, there was approximately $4.8 million of total unrecognized compensation costs related to restricted stock awards, restricted stock units and performance stock awards. These costs have a weighted-average remaining recognition period of 1.6 years as of September 30, 2014. The total fair value of shares vested during the period ended September 30, 2014 was $1.2 million.
The following table summarizes stock option activity during the nine months ended September 30, 2014 under the Skilled Healthcare Group, Inc. Amended and Restated 2007 Incentive Award Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	794,645	$8.54
Granted	—	$—
Exercised	(160,548)	$5.91
Forfeited or cancelled	(200,429)	$9.76
Outstanding at September 30, 2014	433,668	$8.95	4.77	$—
Fully vested and expected to vest at September 30, 2014	432,862	$8.95	4.77	$—
Exercisable at September 30, 2014	413,145	$9.00	4.65	$—
As of September 30, 2014, there was $0.1 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 1.2 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company's expectations.
Aggregate intrinsic value represents the value of Skilled's closing stock price on the New York Stock Exchange on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.

Compensation related to stock option grants and stock awards included in general and administrative expenses was $0.6 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively. The amount of compensation included in general and administrative expense was $1.8 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively. The amount of compensation included in cost of services was $0.4 million and $0.3 million for

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the three months ended September 30, 2014 and 2013, respectively. The amount of compensation included in cost of services was $0.6 million and $1.1 million for the nine months ended September 30, 2014 and 2013.

10. Fair Value Measurements
Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table summarizes the valuation of the Company’s marketable securities and contingent consideration as of September 30, 2014 (dollars in thousands) and December 31, 2013:

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available for sale securities	$—	$—	$—	$—	$1,046	$—
Trading securities	$—	$9,060	$—	$—	$—	$—
Contingent consideration – acquisitions	$—	$—	$836	$—	$—	$1,736
The Company's wholly-owned offshore captive insurance company is required by regulatory agencies to set aside assets to comply with the laws of the jurisdiction in which it operates. These assets consist of restricted cash and trading securities, which are included in restricted assets in the Company's consolidated September 30, 2014 condensed balance sheet. The unrealized holding gain included in (loss) income on the Company's trading securities was negligible for the three and nine months ended September 30, 2014 and 2013.
On October 24, 2011, a wholly-owned subsidiary of the Company acquired substantially all of the assets of Cornerstone Hospice, Inc. ("Cornerstone"). The acquisition included contingent earn-out consideration which can be earned based on the acquired business's achievement of an EBITDA threshold. The contingent consideration is up to $1.5 million over a period of 5 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of the earn-out at December 31, 2013 was $1.1 million and at September 30, 2014 was $0.8 million which reflects payments of $0.3 million to the seller and a fair value adjustment of less than $0.1 million.
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
Below is a table listing the Level 3 rollforward as of September 30, 2014 (in thousands):

Level 3 Rollforward
Value at January 1, 2014	$1,736
Change in fair value	(100)
Payout	(800)
Value at September 30, 2014	$836
Long Term Debt
At September 30, 2014 and December 31, 2013, the aggregate fair value of the Company's term loan due 2016, the revolving credit facility due 2015, the HUD insured loans due in 2043 and 2048, the mortgage term loan due 2016, and the asset based revolving credit facility due 2016, using Level 2 inputs, approximated the carrying value. The carrying value of the debt was approximately $407.8 million and $419.1 million at September 30, 2014 and December 31, 2013 respectively. Fair

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

value was estimated based on current yield rates plus the Company's estimated credit spread available for loan products with similar terms and maturities.

11. Debt
The Company’s long-term debt is summarized as follows (dollars in thousands):

	As of September 30, 2014	As of December 31, 2013
Term Loan, due April 2016, interest rate based on LIBOR (subject to a 1.50% floor) plus 5.50%, or 7.00%, at September 30, 2014 and LIBOR (subject to a 1.50% floor) plus 5.25%, or 6.75%, at December 31, 2013; collateralized by substantially all assets of the Company excluding the skilled nursing facilities that collateralize the HUD insured mortgage loans and the skilled nursing facilities that collateralize the MidCap Financial credit facility	$243,953	$243,953
Term Loan original issue discount	(838)	(1,254)
Revolving Credit Facility due April 2015, interest rate comprised of the Prime rate of 3.25% plus 3.50%, or 6.75%, at December 31, 2013	—	11,000
Revolving Credit Facility due April 2016, interest rate comprised of LIBOR plus 5.50%, or 5.74%, at September 30, 2014	6,090	—
Revolving Credit Facility due April 2015, interest rate comprised of LIBOR plus 4.50%, or 4.74%, at September 30, 2014 and December 31, 2013	3,910	7,057
HUD insured loans due in 2043 and 2048, with a weighted average interest rate of 4.28% and 4.24% at September 30, 2014 and December 31, 2013, respectively	86,339	87,314
Term Loan, due December 2016, interest rate based on LIBOR rate (subject to a floor of 0.75%) plus 5.95%, or 6.70%, at September 30, 2014 and December 31, 2013; collateralized by 10 skilled nursing facilities	60,761	62,000
Revolving Credit Facility due December 2016, interest rate comprised of LIBOR (subject to a floor of 0.75%) plus 5.95%, or 6.70%, at September 30, 2014 and December 31, 2013; collateralized by the accounts receivable of 10 skilled nursing facilities	4,165	5,000
Note payable due December 2018, interest rate fixed at 6.50%, payable in monthly installments, collateralized by a first priority deed of trust	833	959
Insurance premiums financed	2,604	2,990
Other	—	106
Total long-term debt	407,817	419,125
Less amounts due within one year	(13,173)	(7,630)
Long-term debt, less current portion	$394,644	$411,495

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

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Pursuant to the Restated Credit Agreement, the quarterly term loan amortization payments increased to $2.6 million beginning June 30, 2012 compared to $0.9 million under the Prior Credit Agreement. Due to the principal reductions made in 2013 made in association with the HUD insured financings, no amortization payments are due until December 2014, at which time the quarterly principal payments due will be $1.6 million. Additionally, the maximum portion of the annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement) to be applied to term debt reductions increased to 75% from 50%, subject to step-downs to 50% and 25% based on consolidated leverage. The Company has also increased its ability to refinance a portion of its credit facility with U.S. Department of Housing and Urban Development ("HUD") insured debt up to $250 million, subject to certain credit facility covenants. Any HUD insured borrowings beyond $250 million would necessitate either refinancing the senior secured credit facility in full or otherwise seeking a waiver or amendment from the senior secured lenders.
Under the senior secured credit facility, the Company must maintain compliance with specified financial covenants measured on a quarterly basis. The senior secured credit facility also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the senior secured credit facility, subject to certain exceptions and minimum thresholds, the Company is required to apply all of the proceeds from any issuance of debt, as much as half of the proceeds from any issuance of equity, as much as 75% of the Company's annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement), and amounts received in connection with any sale of the Company's assets to repay the outstanding amounts under the Restated Credit Agreement. The Company believes that it is in compliance with its debt covenants as of September 30, 2014. As of September 30, 2014, the fixed charge coverage ratio was 2.38, which compares to a minimum requirement of 1.85 and the leverage ratio was 4.42, as compared to an allowed maximum of 5.25.
HUD Insured Loans and Other Mortgage Loans
In 2013, the Company received funding of 10 loans insured by HUD. The loans have a combined aggregate original principal balance of $87.6 million and are secured by 10 of the Company's skilled nursing facilities. The HUD insured loans have an average all in interest rate of approximately 5.3% and an amortization term of 30 to 35 years. As of September 30, 2014 the HUD insured loans have a combined aggregate principal balance of $86.3 million.
Accordingly, as of September 30, 2014, the Company has 10 mortgages insured by HUD, which are each secured by a skilled nursing facility. These mortgages have an average remaining term of 33 years with fixed interest rates ranging from 3.4% to 4.6% and a weighted average interest rate of 4.2%. Depending on the mortgage agreement, prepayments are generally allowed only after 12 months from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required. As all $87.6 million of the HUD insured mortgage loans were originated in 2013, none of the loans could be prepaid at September 30, 2014. Any further HUD insured mortgages will require additional HUD approval.
All HUD-insured mortgages are non-recourse loans to the Company. All mortgages are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

taxes, insurance and for capital replacement expenditures. As of September 30, 2014, the Company has escrow reserve funds of $1.8 million with the loan servicer that are reported within other current assets, and replacement reserve funds of $3.3 million in other assets. The net proceeds of the HUD insured loans were required to be used to pay down term debt under the Restated Credit Agreement. In 2013, $87.6 million of HUD insured loan proceeds were used to pay down term debt.
As of September 30, 2014 the Company has 10 additional skilled nursing facilities securing a $60.8 million mortgage loan and a $4.2 million asset based revolving credit facility with MidCap Financial. Both loans have an interest rate of LIBOR plus a margin of 5.95% with a LIBOR floor of 0.75%. The mortgage loan amortizes over 25 years with the remaining principal due December 1, 2016. There are additional quarterly principal payments of $0.3 million beginning after six months, $0.4 million in year two and $0.5 million in year three. The mortgage loan has a debt service coverage ratio and a minimum debt coverage ratio, both of which were met at September 30, 2014. The asset based revolving credit facility is secured by the accounts receivable of the 10 skilled nursing facilities. In 2013, $65.0 million of mortgage loan and asset based revolving credit facility proceeds were used to pay down term debt.

12. Investment in Joint Venture
Since 1996, the Company has held a 50% equity interest in APS - Summit Care Pharmacy, LLC, or APS - Summit Care, which is a company that serves the pharmaceutical needs of a limited number of the Company's affiliated Texas operations, as well as a number of other unaffiliated customers. The remaining 50% equity interest in APS - Summit Care is owned by an unaffiliated third party. APS - Summit Care operates a pharmacy in Austin, Texas, through which the Company's affiliated operations pay market value for prescription drugs and receives a 50% share of the net income related to the joint venture. The Company’s investment balance at September 30, 2014 and December 31, 2013 of $4.4 million and $5.6 million, respectively, is included in other assets in the accompanying condensed consolidated balance sheets. The following tables provide summarized information from the balance sheet and statement of earnings for APS - Summit Care as of September 30, 2014:
Statement of Earnings
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales, Net	$5,045	$4,209	$11,127	$11,150
Gross Profit	809	1,243	2,248	3,377
Net Income	$1,068	$933	$1,870	$2,496
Balance Sheet
(In thousands)

	September 30, 2014	December 31, 2013
Current Assets	$3,262	$3,518
Non-Current Assets	1,188	1,078
Current Liabilities	125	96
Non-Current Liabilities	$—	$—

13. Proposed Combination with Genesis
On August 18, 2014, Skilled entered into the Purchase Agreement with Genesis pursuant to which the businesses and operations of Skilled and Genesis will be combined. Immediately following the consummation of the transactions contemplated by the Purchase Agreement, the common stock, par value $0.001 per share (the "Company Common Stock"), and options to purchase shares of Company Common Stock, which will remain outstanding, will represent 25.75% of the equity of the combined entity and the holders of equity interests of Genesis, Healthcare REIT, Inc., a Delaware corporation, and the participants under the management incentive compensation plan of Genesis will hold 74.25% of the equity of the combined entity, calculated on a fully diluted, as-exchanged and as-converted basis. The Skilled board of directors has unanimously approved the Purchase Agreement and the consummation of the transactions and agreements contemplated thereby. Following the execution and delivery of the Purchase Agreement, the Onex Group (as defined in the Purchase Agreement) executed and delivered a written consent (the “Written Consent”) on August 18, 2014, adopting and approving in all respects the Purchase Agreement and the transactions and agreements contemplated thereby.
The consummation of the transactions contemplated by the Purchase Agreement is subject to the satisfaction or waiver of certain closing conditions, including, without limitation, (i) the approval and adoption by Skilled’s stockholders of the Purchase Agreement and the transactions contemplated thereby, which approval was obtained following the execution and delivery of the Purchase Agreement by the Written Consent from the Onex Group, (ii) expiration or termination of the waiting period under the Hard-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which occurred on September 16, 2014, and any other competition, merger control, antitrust or similar law, (iii) delivery of an information statement to Skilled’s stockholders with respect to the Purchase Agreement and the transactions contemplated thereby, (iv) absence of a Company Material Adverse Effect or a Genesis Material Adverse Effect (each, as defined in the Purchase Agreement), (v) absence of certain orders or regulations prohibiting the consummation of the transactions contemplated by the Purchase Agreement, and (vi) the approval or consent of certain governmental authorities with respect to the transactions contemplated by the Purchase Agreement.
Skilled currently anticipates that the Combination will be completed in the first quarter of 2015. However, there can be no assurance that the Combination will be completed at all or, if completed, that it will be completed in the first quarter of 2015.

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
Our selected historical consolidated statements of operations have been recast to reflect our disposal of two skilled nursing facilities on December 1, 2013, as discontinued operations for the quarters ended September 30, 2014 and September 30, 2013. Please refer to the information set forth below in conjunction with other sections of this report, including our consolidated historical financial statements and related notes included elsewhere in this report.
Business Overview
Skilled Healthcare Group, Inc. ("Skilled") is a holding company that owns subsidiary companies that in turn own and operate skilled nursing facilities, assisted living facilities, hospices, home health providers and a rehabilitation therapy business. As used in this report, the terms "we," "us," "our" and the "Company," and similar terms, refer collectively to Skilled and its consolidated wholly-owned subsidiaries, unless the context requires otherwise. We have an administrative service company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services. We currently also have one such service agreement with an unaffiliated skilled nursing facility operator. All of our subsidiaries focus on providing high-quality care to the people we serve, and our skilled nursing facility subsidiaries, which comprise the largest portion of our consolidated business, have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. As of September 30, 2014, we owned or leased 73 skilled nursing facilities and 22 assisted living facilities, together comprising 10,275 licensed beds. We also lease five skilled nursing facilities in California to an unaffiliated third party operator. Our skilled nursing and assisted living facilities are located in California, Texas, Iowa, Kansas, Missouri, Nebraska, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. We owned 77% of these facilities as of September 30, 2014. As of September 30, 2014 we provided hospice and home health services in Arizona, California, Idaho, Montana, Nevada, and New Mexico. We also provided private duty care services in Montana and Nevada. For the nine months ended September 30, 2014, we generated approximately 75% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, hospice care, home health, and private duty care services.
Proposed Combination with Genesis

For detailed information related to the proposed combination with Genesis, refer to Note 13, "Proposed Combination with Genesis," elsewhere in this document.

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
On July 1, 2014, CMS issued its proposed rule providing for a net decrease of 0.3% in PPS payments to home health agencies in calendar year 2015. The proposed decrease reflects the effects of the 2.2% home health payment update percentage and the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the non-routine medical supplies conversion factor.
On July 31, 2014, CMS issued its final rule providing for, among other things, a net increase of 2.0% in PPS payments to skilled nursing facilities for CMS fiscal year 2015 (which began October 1, 2014) as compared to the PPS payments in CMS fiscal year 2014 (which ended September 30, 2014). The 2.0% increase is on a net basis, after the application of a 2.5% market basket increase reduced by a 0.5% multi-factor productivity adjustment required by the PPACA. There was no forecast error adjustment.
On August 4, 2014, CMS issued its final rule providing for a net increase of 1.4% for payments to hospices serving Medicare beneficiaries for CMS' fiscal year 2015. The hospice payment increase would be the net result of a proposed payment update to the hospice per diem rates of 2.1% market basket increase less a 0.7% decrease in payments to hospices due to updated wage data and the sixth year of CMS' seven-year-phase-out of its wage index budget neutrality adjustment factor.
Should future changes in PPS include reduced rates or increased standards for reaching certain reimbursement levels (including as a result of automatic cuts tied to federal deficit cut efforts or otherwise), our Medicare revenues derived from our skilled nursing facilities (including rehabilitation therapy services provided at our skilled nursing facilities) could be reduced, with a corresponding adverse impact on our financial condition and results of operation. Furthermore, reimbursement rates could grow at a slower rate than our expenses increase. Our rehabilitation therapy, hospice and home health care businesses are also to a large degree directly or indirectly dependent on (and therefore affected by changes in) Medicare and Medicaid reimbursement rates. For example, our rehabilitation therapy business may have difficulty increasing or maintaining the rates it has negotiated with third party nursing facilities in light of any future reductions in (or slow growth of) reimbursement rates.
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
The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2014		2013
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$157,529	75.4%	$150,387	72.1%	$7,142	4.7%
Assisted living facilities	7,893	3.8	6,982	3.3	911	13.0
Administration of third party facility	133	0.1	137	0.1	(4)	(2.9)
Facility lease revenue	807	0.4	787	0.4	20	2.5
Total long-term care services	166,362	79.7	158,293	75.9	8,069	5.1
Therapy services:
Third-party rehabilitation therapy services	22,093	10.6	25,313	12.1	(3,220)	(12.7)
Total therapy services	22,093	10.6	25,313	12.1	(3,220)	(12.7)
Hospice & home health services:
Hospice	13,892	6.7	18,181	8.7	(4,289)	(23.6)
Home health	6,271	3.0	6,957	3.3	(686)	(9.9)
Total hospice & home health services	20,163	9.7	25,138	12.0	(4,975)	(19.8)
Total	$208,618	100.0%	$208,744	100.0%	$(126)	(0.1)%

	Nine Months Ended September 30,
	2014		2013
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Increase/(Decrease)
					Dollars	Percentage
Long-term care services:
Skilled nursing facilities	$465,163	74.6%	$454,575	71.6%	$10,588	2.3%
Assisted living facilities	22,765	3.7	21,091	3.3	1,674	7.9
Administration of third party facility	477	0.1	449	0.1	28	6.2
Facility lease revenue	2,401	0.3	2,335	0.4	66	2.8
Total long-term care services	490,806	78.7	478,450	75.4	12,356	2.6
Therapy services:
Third-party rehabilitation therapy services	68,235	11.0	79,057	12.6	(10,822)	(13.7)
Total therapy services	68,235	11.0	79,057	12.6	(10,822)	(13.7)
Hospice & home health services:
Hospice	44,774	7.2	55,551	8.7	(10,777)	(19.4)
Home health	19,082	3.1	20,937	3.3	(1,855)	(8.9)
Total hospice & home health services	63,856	10.3	76,488	12.0	(12,632)	(16.5)
Total	$622,897	100.0%	$633,995	100.0%	$(11,098)	(1.8)%

Sources of Revenue
The following table sets forth revenue consolidated by state in dollars and as a percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2014		2013
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$85,066	40.8%	$84,435	40.4%
Texas	41,193	19.7	40,471	19.4
New Mexico	25,210	12.1	24,974	11.9
Kansas	16,470	7.9	15,034	7.2
Missouri	15,263	7.3	14,341	6.9
Nevada	13,089	6.3	15,521	7.4
Montana	3,427	1.6	3,521	1.7
Iowa	2,532	1.2	2,401	1.2
Idaho	2,489	1.2	2,580	1.2
Arizona	2,098	1.0	3,424	1.6
Nebraska	1,781	0.9	1,577	0.8
Indiana	—	—	465	0.2
Total	$208,618	100.0%	$208,744	100.0%

	Nine Months Ended September 30,
	2014		2013
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$251,985	40.5%	$257,864	40.7%
Texas	123,442	19.8	124,570	19.6
New Mexico	74,488	12.0	73,447	11.6
Missouri	46,141	7.4	43,943	6.9
Kansas	46,844	7.5	45,377	7.2
Nevada	41,623	6.7	45,348	7.2
Montana	10,165	1.6	10,608	1.7
Arizona	7,749	1.2	11,605	1.8
Iowa	7,628	1.2	7,167	1.1
Idaho	7,460	1.2	8,103	1.3
Nebraska	5,372	0.9	4,519	0.7
Indiana	—	—	1,444	0.2
Total	$622,897	100.0%	$633,995	100.0%
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
Leased Facility Revenue. We lease five skilled nursing facilities in California to an unaffiliated third party operator. For additional information on the lease arrangement, see Note 6 - "Property and Equipment," to the interim financial statements included elsewhere in this report.
Therapy Services Segment

As of September 30, 2014, we provided rehabilitation therapy services to a total of 186 healthcare facilities, including 63 of our facilities, as compared to 199 facilities, including 64 of our facilities, as of September 30, 2013. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. The net decrease of 13 facilities serviced was comprised of 11 new facilities serviced, net of 24 cancellations. Rehabilitation therapy revenue derived from servicing patients at our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered. As of September 30, 2014, we provided rehabilitation therapy services to facilities in California, Arizona, Nevada, Texas, Missouri, Nebraska, Iowa, and Kansas. CMS announced on February 18, 2014 that it is in the procurement process for the next round of Recovery Audit Program contracts and it will “pause” RA activities.  This “pause” in RA activities will allow the current RA contractors time to complete all outstanding claim reviews by the end of their specific contract dates. Since February 28, 2014, prepayment reviews have not been conducted; instead all claims will undergo post payment reviews after the new contracts are in place. At this time CMS has not indicated when the new RAC contracts will be awarded.  However, when they are awarded, the new Recovery Auditors will be able to go back to March 2014 and conduct Part B MMR reviews on a Post Payment basis.  This means that the RACs will have the ability and jurisdiction to review claims that were paid during the Recovery Audit Pause. Going forward under the new Recovery Auditor’s contract MMR reviews will continue to be conducted on a post payment basis.
Hospice and Home Health Services Segment
Hospice. As of September 30, 2014, we provided hospice care in Arizona, California, Idaho, Montana, Nevada and New Mexico. We derive substantially all of the revenue from our hospice business from Medicare, Medicaid, and managed care reimbursement.
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
We are subject to two key limitations on Medicare payments for hospice services. First, if inpatient days of care provided to patients at a hospice exceed 20% of the total days of hospice care provided for an annual period beginning on November 1st, then payment for days in excess of this limit are paid for at the routine home care rate. None of our hospice programs exceeded the payment limits on inpatient services for 2009 through September 30, 2014.
Second, overall payments made by Medicare to us on a per hospice program basis are also subject to an annual cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed the annual aggregate cap amount. Up to the 2011 fiscal cap year, which began on November 1, 2010, this annual aggregate cap amount is calculated by multiplying the number of first time Medicare hospice beneficiaries during the year by the Medicare per beneficiary cap amount, resulting in that hospice’s aggregate cap, which is the allowable amount of total Medicare payments that hospice can receive for that cap year. This method is known as the streamlined method. Beginning with the 2011 fiscal cap year, unless an agency elected to stay with the streamlined method, the hospice cap amount is calculated under the proportional method, which spreads the hospice patient's cap allowance over the period for which the patient is under hospice care. For a hospice agency to estimate its cap exposure under the proportional method, the agency must estimate how long patients will stay on service. If a hospice exceeds its aggregate cap, then the hospice must repay the excess back to Medicare. The Medicare cap amount is reduced proportionately for patients who transferred in and out of our hospice services. The Medicare cap amount is adjusted annually for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. For the nine month periods ended September 30, 2014 and September 30, 2013 we estimated and recorded a cap reserve of $2.1 million and $3.4 million. See Part II, Item 1A of this report, “Risk Factors—We are subject to a Medicare cap amount for our hospice business. Our net patient service revenue and profitability could be adversely affected by limitations on Medicare payments.”
Home Health. We provided home health care in Arizona, Montana, Nevada and New Mexico as of September 30, 2014. We derive the majority of the revenue from our home health business from Medicare. The payment is adjusted for the health condition and care needs of the beneficiary. The payment is also adjusted for the geographic differences in wages for home health agencies across the country. The adjustment for the health condition, or clinical characteristics, and service needs of the beneficiary is referred to as the case-mix adjustment. The home health PPS will provide home health agencies with payments for each 60-day episode of care for each beneficiary. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs.
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

	Three Months Ended September 30,
	2014					2013
	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage
Medicare Part A	$37,721	$—	$15,998	$53,719	25.7%	$37,612	$—	$21,412	$59,024	28.4%
Medicare Part B	4,093	—	—	4,093	2.0	3,844	—	—	3,844	1.8
Medicaid	71,458	—	1,068	72,526	34.8	66,420	—	879	67,299	32.2
Subtotal Medicare and Medicaid	113,272	—	17,066	130,338	62.5	107,876	—	22,291	130,167	62.4
Managed Care Part A	26,917	—	1,873	28,790	13.8	24,941	—	1,546	26,487	12.7
Managed Care Part B	629	—	—	629	0.3	520	—	—	520	0.2
Private pay and other	25,544	22,093	1,224	48,861	23.4	24,956	25,313	1,301	51,570	24.7
Total	$166,362	$22,093	$20,163	$208,618	100.0%	$158,293	$25,313	$25,138	$208,744	100.0%

	Nine Months Ended September 30,
	2014					2013
	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue Percentage
Medicare Part A	$116,669	$—	$52,275	$168,944	27.0%	$121,016	$—	$65,735	$186,751	29.4%
Medicare Part B	11,894	—	—	11,894	1.9	11,495	—	—	11,495	1.8
Medicaid	204,959	—	3,010	207,969	33.4	194,685	—	2,262	196,947	31.1
Subtotal Medicare and Medicaid	333,522	—	55,285	388,807	62.3	327,196	—	67,997	395,193	62.3
Managed Care Part A	80,210	—	4,856	85,066	13.7	74,066	—	4,326	78,392	12.4
Managed Care Part B	1,640	—	—	1,640	0.3	1,670	—	—	1,670	0.3
Private pay and other	75,434	68,235	3,715	147,384	23.7	75,518	79,057	4,165	158,740	25.0
Total	$490,806	$68,235	$63,856	$622,897	100.0%	$478,450	$79,057	$76,488	$633,995	100.0%

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

Results of Operations
The following table summarizes some of our key performance indicators, along with other statistics, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Occupancy statistics (skilled nursing facilities):
Available beds in service at end of period	8,657	8,595	8,657	8,595
Available patient days(a)	797,064	790,554	2,349,946	2,346,677
Actual patient days	645,263	645,899	1,920,178	1,929,326
Occupancy percentage(a)	81.0%	81.7%	81.7%	82.2%
Average daily number of patients	7,014	7,021	7,034	7,067

Hospice average daily census	991	1,219	1,035	1,292
Home health episodic-based admissions	1,938	1,996	6,098	6,329
Home health episodic-based recertifications	473	479	1,386	1,445

Revenue per patient day (skilled nursing facilities prior to intercompany eliminations)
LTC only Medicare (Part A)	$522	$515	$521	$518
Medicare blended rate (Part A & B)	580	568	575	568
Managed care (Part A)	410	401	407	391
Managed care blended rate (Part A & B)	420	409	415	400
Medicaid	168	163	167	163
Private and other	175	170	177	172
Weighted-average for all	$241	$234	$242	$237

Patient days by payor (skilled nursing facilities):
Medicare	72,350	72,949	223,944	233,246
Managed care	65,597	62,238	197,265	189,387
Total skilled mix days	137,947	135,187	421,209	422,633
Private pay and other	98,717	103,791	289,694	310,307
Medicaid	408,599	406,921	1,209,275	1,196,386
Total days	645,263	645,899	1,920,178	1,929,326

Patient days as a percentage of total patient days (skilled nursing facilities):
Medicare	11.2%	11.3%	11.6%	12.1%
Managed care	10.2	9.6	10.3	9.8
Skilled Mix	21.4	20.9	21.9	21.9
Private pay and other	15.3	16.1	15.1	16.1
Medicaid	63.3	63.0	63.0	62.0
Total	100.0%	100.0%	100.0%	100.0%

Revenue for total company:
Medicare	27.7%	30.2%	28.9%	31.2%
Managed care, private pay, and other	37.5	37.6	37.7	37.7
Quality mix	65.2	67.8	66.6	68.9
Medicaid	34.8	32.2	33.4	31.1
Total	100.0%	100.0%	100.0%	100.0%

(a) Does not reflect available days related to newly open facility not at full operation.

The following table sets forth details of our revenue, expenses, and net income and other items as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	84.7	86.7	86.0	86.8
Rent cost of revenue	2.5	2.3	2.4	2.2
General and administrative	6.1	3.1	4.2	3.1
Change in fair value of contingent consideration	—	—	—	(0.3)
Depreciation and amortization	2.9	2.8	2.9	2.8
Governmental investigation expense	—	—	1.0	—
Impairment of long-lived assets	—	9.1	—	3.0
Loss on disposal of asset	0.1	—	—	—
	96.3	104.1	96.5	97.6
Other (expense) income:
Interest expense	(3.8)	(4.2)	(3.9)	(4.1)
Interest income	0.1	—	0.1	—
Other income (expense), net	—	—	—	—
Equity in earnings of joint venture	0.3	0.2	0.2	0.2
Debt modification/retirement costs	—	(0.2)	(0.1)	(0.2)
Total other (expenses) income, net	(3.5)	(4.1)	(3.7)	(4.1)
Income (loss) from continuing operations, before provision (benefit) for income taxes	0.2	(8.3)	(0.2)	(1.7)
Benefit from income taxes	(0.1)	(2.6)	0.1	(0.6)
Income (loss) from continuing operations	0.3%	(5.7)	(0.1)%	(1.1)%
Loss from discontinued operations, net of tax	—%	(0.1)	—%	(0.1)%
Net income (loss)	0.3%	(5.8)%	(0.1)%	(1.2)%

Adjusted EBITDA(1)	10.4%	8.8%	9.3%	8.8%
Adjusted EBITDAR(2)	12.9%	11.1%	11.7%	11.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reconciliation from net (loss) income to EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR (in thousands):
Net income (loss)	$643	$(12,075)	$(843)	$(7,482)
Interest expense, net of interest income	7,836	8,681	23,475	25,866
Benefit from income taxes	(150)	(5,324)	(153)	(3,940)
Depreciation and amortization expense	6,120	5,900	18,240	17,700
EBITDA(1)	14,449	(2,818)	40,719	32,144
Rent cost of revenue	5,146	4,806	14,842	14,160
EBITDAR(2)	19,595	1,988	55,561	46,304
EBITDA(1)	14,449	(2,818)	40,719	32,144
Change in fair value of contingent consideration	7	79	(100)	(2,082)
Organization restructure costs	359	457	1,430	2,006
Exit costs related to divested facilities	57	—	397	—
Legal expense for non-routine matters	616	416	1,590	1,809
Merger related expense	5,761	306	6,306	306
Governmental investigation expense	—	—	6,000	—
Debt modification/retirement costs	21	432	843	1,520

Losses at skilled nursing facility not at full operation	450	—	583	—
Impairment of long-lived assets	—	19,000	82	19,000
Loss on disposal of asset	68	—	68	—
Closure of California home health agency	—	419	—	419
Discontinued operations	—	136	—	665
Adjusted EBITDA(1)	21,788	18,427	57,918	55,787
Rent cost of revenue	5,146	4,806	14,842	14,160
Adjusted EBITDAR(2)	$26,934	$23,233	$72,760	$69,947

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

(2)
We define EBITDAR as net income (loss) before depreciation, amortization, interest expense (net of interest income), the (benefit) provision for income taxes and rent cost of revenue. Adjusted EBITDAR is EBITDAR adjusted for the non-core business items listed above for the definition of Adjusted EBITDA (each to the extent applicable in the appropriate period.)

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
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Revenue. Revenue decreased by $0.1 million, or 0.1%, to $208.6 million in the three months ended September 30, 2014 from $208.7 million in the three months ended September 30, 2013.
Long term care services

	Three Months Ended September 30,
	2014		2013		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$157.5	75.4%	$150.4	72.1%	$7.1	4.7%
Assisted living facilities	7.9	3.8	7.0	3.3	0.9	13.0
Administration of third party facility	0.1	0.1	0.1	0.1	—	(2.9)
Leased facility revenue	0.8	0.4	0.8	0.4	—	2.5
Total long-term care services	$166.4	79.7%	$158.3	75.9%	$8.1	5.1%

The $7.1 million increase in skilled nursing facilities revenue in the third quarter of 2014 as compared to the third quarter of 2013 was primarily due to an increase in our average revenue per patient day ("PPD") driven by an increase in payor rates. The overall increase in PPD rates resulted in increased revenue of $4.1 million in the third quarter 2014 as compared to the third quarter 2013. Also contributing to the increase to revenue in the third quarter of 2014 as compared to the third quarter of 2013 was an increase in census for both Medicaid and Managed Care, representing $0.3 million and $1.4 million, respectively. The increased Medicaid and Managed Care census was partially offset by a volume decrease in Medicare, Private, and Other average daily census ("ADC") days, leading to declines in revenue of $1.2 million, $0.5 million, and $0.4 million, respectively, for the three months ended September 30, 2014. Of the overall increase in revenue, $2.8 million was the result of the Company's participation in the UPL supplement payment program in the state of Texas that provides supplemental

Medicaid payments with federal matching funds for skilled nursing facilities that are affiliated with county owned hospital districts.  Company subsidiaries entered into transactions with county owned hospital districts to provide for the management of two Company-owned skilled nursing facilities under this program beginning June 2014, and presently twenty of the Company’s twenty-one Texas facilities are participating in the program.  The Company does not expect to add additional nursing centers during the remainder of 2014.

The increase of $0.9 million in revenue at our assisted living facilities in the third quarter of 2014 as compared to the third quarter of 2013 was due primarily to an increase in PPD and volume increases of $0.3 million and $0.6 million, respectively. Rates were increased during October 2013.
Therapy services

	Three Months Ended September 30,
	2014		2013		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$36.2	17.4%	$39.2	18.8%	$(3.0)	(7.7)%
Intersegment elimination of services related to affiliated entities	(14.1)	(6.8)	(13.9)	(6.7)	(0.2)	1.4
Third party therapy services	$22.1	10.6%	$25.3	12.1%	$(3.2)	(12.7)%

Hallmark revenue for third party therapy services decreased by $3.2 million in the third quarter of 2014 as compared to the third quarter of 2013. $3.2 million of the decrease was attributable to a net decrease of 13 third party contracts from September 30, 2013 to September 30, 2014.
Hospice & Home Health services

	Three Months Ended September 30,
	2014		2013		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$13.9	6.7%	$18.2	8.7%	$(4.3)	(23.6)%
Home Health	6.3	3.0	7.0	3.3	(0.7)	(9.9)
Total hospice & home health services	$20.2	9.7%	$25.2	12.0%	$(5.0)	(19.8)%

The $4.3 million decrease in hospice revenue in the third quarter of 2014 as compared to the third quarter of 2013 was a result of a 20.2% reduction in ADC, leading to a revenue reduction of $4.5 million, partially offset by a $0.2 million increase in revenue due to the addition of a Hospice in Missoula, Montana during the third quarter of 2013. Revenue for the third quarter of 2014 and 2013 was net of $1.2 million and $0.5 million of hospice cap reserves, respectively. Of the $1.2 million recorded in the three months ended September 30, 2014, $1.4 million was related to the 2014 cap year and $(0.2) million was related to the 2013 cap year. Of the $0.5 million recorded in the three months ended September 30, 2013, $0.2 million was related to the 2013 cap year and $0.3 million was related to the 2012 cap year. The hospice cap reserves recorded in the quarter ended September 30, 2014 were the result of a combination of continued long stay patients and a decline in admissions in the quarter.

The $0.7 million decrease in our home health revenue in the third quarter of 2014 as compared to the third quarter of 2013 was the result of a reduction in ADC of approximately $0.2 million and a reduction in our average rates of $0.5 million. For the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013, we experienced a reduction in episodic-based admissions of approximately 3%.

Cost of Services. Cost of services decreased $4.4 million, or 2.4%, to $176.7 million, or 84.7% of revenue, in the three months ended September 30, 2014, from $181.1 million, or 86.7% of revenue, in the three months ended September 30, 2013.

Long term care services

	Three Months Ended September 30,
	2014		2013		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$130.3	82.7%	$127.4	84.7%	$2.9	2.3%
Assisted living facilities	5.3	67.6	5.1	73.1	0.2	4.4
Regional operations support	5.1	n/a	4.7	n/a	0.4	7.2
Total long-term care services	$140.7	84.6%	$137.3	86.7%	$3.5	2.5%

Cost of services expenses at our skilled nursing facilities increased $2.9 million in the third quarter of 2014 as compared to the third quarter of 2013. The $2.9 million increase was primarily the result of an increase of $1.6 million in salaries and wages, incremental bad debt expense of $1.2 million, $0.8 million in costs associated with a facility not yet at full operation, and increased other expenses of $1.2 million comprised of increases in supplies, food, utilities, therapy, pharmacy, legal, insurance, and other expense. These increased expenses were partially offset by a decrease of $1.1 million in employee benefit costs, primarily due to lower than expected self-insured medical utilization, $0.5 million reduction to professional and general liability insurance expense, and $0.3 million reduction due to other one-time items.

Cost of services at our assisted living facilities increased $0.2 million in the third quarter of 2014 as compared to the third quarter of 2013. This was primarily due to $0.2 million increase in salaries and wages and an increase in other expenses of $0.2 million. The increase in expenses was partially offset by PPD efficiencies of $0.2 million.

Cost of services in regional operations support increased $0.4 million in the third quarter of 2014 as compared to the third quarter of 2013 primarily due to increase in performance related expense.

Therapy services

	Three Months Ended September 30,
	2014			2013			Increase/(Decrease)
	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

							Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$36.2	$32.4	89.5%	$39.2	$36.3	92.6%	$(3.9)	(10.7)%
Total therapy services	$36.2	$32.4	89.5%	$39.2	$36.3	92.6%	$(3.9)	(10.7)%

Rehabilitation therapy costs of services dollars decreased by $3.9 million. The decrease was the result of improved efficiencies in labor management, decreased utilization of contract labor, and a decrease in employee benefit costs, primarily due to lower than expected self-insured medical utilization. The remainder of the decrease in costs of service is attributable to the decline in revenue from period to period.

Hospice and home health services

	Three Months Ended September 30,
	2014		2013		Increase/(Decrease)
	Cost of Service Dollars	Percentage of Revenue	Cost of Service Dollars	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Hospice	$12.9	92.8%	$15.4	84.7%	$(2.5)	(16.4)%
Home Health	5.4	86.1	6.6	94.6	(1.2)	(17.9)
Total hospice & home health services	$18.3	90.7%	$22.0	87.5%	$(3.7)	(16.8)%
Cost of services expenses related to our hospice business decreased $2.5 million in the third quarter of 2014 as compared to the third quarter of 2013, primarily due to the census reduction. PPD costs increased from $136.16 to $141.61, an increase of 400 basis points, reflecting the time necessary for the Company to align labor costs to the decline in census.
Cost of services related to our home health business decreased $1.2 million in the third quarter of 2014 as compared to the third quarter of 2013. PPD costs decreased leading to a reduction of $0.7 million in salaries and benefits for employees, $0.1 million in other operating expenses, and $0.4 million reduction in expenses related to 2 divested facilities which were closed during 2013 and 2014 respectively.
Rent Cost of Revenue. Rent cost of revenue increased $0.3 million, or 7.1%, to $5.1 million, or 2.5% of revenue, in the three months ended September 30, 2014 from $4.8 million, or 2.3% of revenue, in the three months ended September 30, 2013 primarily due to the opening of a new leased facility in the second quarter of 2014.
General and Administrative Services Expenses. Our general and administrative services expenses increased $6.3 million, or 96.9%, to $12.8 million, or 6.1% of revenue, in the three months ended September 30, 2014 from $6.5 million, or 3.1% of revenue, in the three months ended September 30, 2013. After adjusting for the effect of one-time restructuring charges of $0.5 million for the third quarter 2013, $0.4 million in one-time restructuring charges and $5.8 million in merger related expenses for the third quarter of 2014, general and administrative expense increased $0.1 million for the three months ended September 30, 2014. The $0.1 million increase was primarily related to an increase stock compensation expense of $0.3 million offset by $0.2 million decrease in tax related professional services for the three months ended September 30, 2014.

Depreciation and Amortization. Depreciation and amortization increased $0.2 million to $6.1 million, or 2.9% of revenue, in the three months ended September 30, 2014 and 2.8% of revenue for the three months ended September 30, 2013.

Change in fair value of contingent consideration. The change in fair value of contingent consideration remained consistent at less than $0.1 million, for the three months ended September 30, 2014 and September 30, 2013.

Interest Expense. Interest expense decreased by $0.7 million, or 8.6%, to $8.0 million, or 3.8% of revenue, in the three months ended September 30, 2014, from $8.7 million, or 4.2% of revenue, in the three months ended September 30, 2013. The decrease is related to the decrease in average debt outstanding from $434.8 million for the three months ended September 30, 2013 to $407.8 million for the three months ended September 30, 2014. Also, our average interest rate decreased from 6.62% for the three months ended September 30, 2013 to 6.31% for the three months ended September 30, 2014.
Equity in Earnings of Joint Venture. Equity earnings of our pharmacy joint venture increased $0.1 million, or 11.8%, from $0.5 million for the three months ended September 30, 2013 to $0.6 million for the three months ended September 30, 2014. The increase was due to a increase in the joint venture's net income.
Benefit from Income Taxes. We recorded a tax benefit of $0.2 million, or 30.4% of pre-tax earnings, for the three months ended September 30, 2014, as compared to a tax benefit of $5.3 million, or 30.8% of pre-tax loss, for the three months ended September 30, 2013. The decrease in the tax benefit was primarily due to the increase in revenue for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 partially offset by an increase in the state valuation allowance as a result of 2013 legislation in California which limited the Company's ability to utilize unused enterprise zone tax credits.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Revenue. Revenue decreased by $11.1 million, or 1.8%, to $622.9 in the nine months ended September 30, 2014 from $634.0 million in the nine months ended September 30, 2013.

Long term care services

	Nine Months Ended September 30,
	2014		2013		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$465.1	74.6%	$454.6	71.6%	$10.5	2.3%
Assisted living facilities	22.8	3.7	21.1	3.3	1.7	7.9
Administration of third party facility	0.5	0.1	0.4	0.1	0.1	6.2
Leased facility revenue	2.4	0.3	2.3	0.4	0.1	2.8
Total long-term care services	$490.8	78.7%	$478.4	75.4%	$12.4	2.6%

The $10.5 million increase in skilled nursing facilities revenue in the first nine months of 2014 as compared to the first nine months of 2013 was primarily driven by increases in Medicaid and Managed Care ADC and PPD rates resulting in an increase in revenue. The overall increase in PPD rates resulted in increased revenue of $1.5 million, $5.3 million, $3.0 million, and $1.4 million, in Medicare, Medicaid, Managed care, and Private revenue respectively for the first nine months as compared to the first nine months of 2013. Contributing to the increase to revenue in the first nine months of 2014 as compared to 2013 was an increase in census for both Medicaid and Managed Care representing $2.2 million and $3.2 million, respectively. A $2.9 million increase in revenue was the result of the Company's participation in the new UPL supplement payment program in the state of Texas that provides supplemental Medicaid payments with federal matching funds for skilled nursing facilities that are affiliated with county owned hospital districts.  Company subsidiaries entered into transactions with county owned hospital districts to provide for the management of two Company-owned skilled nursing facilities under this program beginning June 2014, and presently twenty of the Company’s twenty-one Texas facilities are participating in the program.  The Company does not expect to add additional nursing centers during the remainder of 2014.  $0.7 million in additional revenue was provided by the Company's new leased facility added during the end of the second quarter of 2014. The increase in Medicaid and managed care ADC and PPD were partially offset by a decrease in Medicare volume, which resulted in a revenue reduction of $6.2 million. A decrease in private and other ADC resulted in a net decrease in revenue of $3.5 million. Our average revenue per patient day improved to $241.34 for the first nine months of 2014 from $236.54 for the first nine months of 2013.

The increase of $1.7 million at our assisted living facilities in the first nine months of 2014 as compared to the first nine months of 2013 was due primarily to a 4.1% increase in ADC coupled with a 3.5% increase in the PPD rate.
Therapy services

	Nine Months Ended September 30,
	2014		2013		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$110.2	17.7%	$122.1	19.4%	$(11.9)	(9.7)%
Intersegment elimination of services related to affiliated entities	(42.0)	(6.7)	(43.0)	(6.8)	1.0	(2.3)
Third party therapy services	$68.2	11.0%	$79.1	12.6%	$(10.9)	(13.6)%

Hallmark revenue for third party therapy services decreased by $10.9 million for the first nine months of 2014 as compared to the first nine months of 2013. This decrease was related to a net decrease of 13 third party contracts from September 30, 2013 to September 30, 2014.
Hospice & Home Health services

	Nine Months Ended September 30,
	2014		2013		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$44.8	7.2%	$55.6	8.7%	$(10.8)	(19.4)%
Home Health	19.1	3.1	20.9	3.3	(1.8)	(8.9)
Total hospice & home health services	$63.9	10.3%	$76.5	12.0%	$(12.6)	(16.5)%

The $10.8 million decrease in hospice revenue in the first nine months of 2014 as compared to the first nine months of 2013 was a result of a reduction in ADC resulting in a decrease of approximately $11.8 million. The decrease in revenue was partially offset by an increase in our average PPD rate resulting in an increase of $0.5 million and an increase in revenue of $0.6 million from the addition of a new Hospice in Missoula in the first nine months of 2014 as compared to the first nine months of 2013. Revenue in the first nine months of 2014 and 2013 was net of $2.1 million and $3.4 million of hospice cap reserves, respectively. Of the $2.1 million recorded in the nine months ended September 30, 2014, $2.0 million was related to the 2014 cap year and $0.1 million was related to the 2013 cap year. Of the $3.4 million recorded in the nine months ended September 30, 2013, $0.9 million was related to the 2013 cap year, $2.3 million was related to the 2012 cap year, and $0.2 million was related to the 2011 cap year. The hospice cap reserves recorded for the nine months ended September 30, 2014 were the result of a combination of continued long stay patients and a decline in admissions for the nine months ended September 30, 2014.

The $1.8 million decrease in our home health revenue in the first nine months of 2014 as compared to the first nine months of 2013 was the result of a volume decrease of $0.7 million coupled with a rate decrease of $1.1 million. For the first nine months of 2014 we experienced a decrease in admissions of approximately 3.7% as compared to the first nine months of 2013.
Cost of Services. Cost of services decreased $14.6 million, or 2.7%, to $535.5 million, or 86.0% of revenue, in the nine months ended September 30, 2014, from $550.2 million, or 86.8% of revenue, in the nine months ended September 30, 2013.

Long term care services

	Nine Months Ended September 30,
	2014		2013		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$392.1	84.3%	$383.0	84.2%	$9.1	2.4%
Assisted living facilities	16.1	70.7	15.1	71.7	1.0	6.6
Regional operations support	14.2	n/a	16.0	n/a	(1.8)	n/a
Total long-term care services	$422.4	86.1%	$414.1	86.5%	$8.3	2.0%

Cost of services at our skilled nursing facilities increased $9.1 million in the first nine months of 2014 as compared to the first nine months of 2013. The increase was primarily the result of an increase of $5.1 million in salaries and wages, incremental bad debt expense of $2.8 million, $1.6 million increase in ancillary expenses, $1.3 million increase in purchased services expenses, $1.9 million increase in other expenses including supplies, food, and utilities, and $0.9 million of expenses incurred at a facility not at full operation. These increased expenses were partially offset by a decrease of $2.4 million in professional and general liability insurance expense and a decrease in expenses due to a decline in ADC of $2.1 million.

Cost of services at our assisted living facilities increased $1.0 million in the first nine months of 2014 as compared to the first nine months of 2013. The increase was due to $0.6 million increase in salaries and wages, an increase in utilities costs of $0.1 million, an increase in purchased services of $0.1 million, and increased other expenses of $0.1 million as compared to the nine months ended September 31, 2013.

Cost of services in regional operations support decreased $1.8 million in the first nine months of 2014 as compared to the first nine months of 2013 primarily due to headcount reductions effective in the third quarter of 2013.

Therapy services

	Nine Months Ended September 30,
	2014			2013			Increase/(Decrease)
	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue	Revenue (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Percentage of Revenue

							Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$110.2	$98.9	89.7%	$122.1	$113.2	92.7%	$(14.3)	(12.4)%
Total therapy services	$110.2	$98.9	89.7%	$122.1	$113.2	92.7%	$(14.3)	(12.4)%

Rehabilitation therapy costs of services as a percentage of revenue decreased by $14.3 million or 12.4% for the nine months ended September 30, 2014, as compared to the same period in 2013, commensurate with the revenue reduction and improved efficiencies in labor management, decreased utilization of contract labor, and a decrease in employee benefit costs, primarily due to lower than expected self-insured medical utilization.

Hospice and home health services

	Nine Months Ended September 30,
	2014		2013		Increase/(Decrease)
	Cost of Service Dollars	Percentage of Revenue	Cost of Service Dollars	Percentage of Revenue

					Dollars	Percentage
	(dollars in millions)
Hospice	$40.3	90.0%	$47.9	86.2%	$(7.6)	(15.9)%
Home Health	17.5	92.1	19.8	94.6	(2.3)	(11.5)
Total hospice & home health services	$57.8	90.6%	$67.7	88.5%	$(9.9)	(14.6)%
Cost of services related to our hospice business decreased $7.6 million or 15.9% in the first nine months of 2014 as compared to the first nine months of 2013, commensurate with the revenue reduction. PPD costs increased from $134.82 to $142.59, an increase of 5.8 percentage points, reflecting the time necessary for the Company to align labor costs to the decline in census.
Cost of services related to our home health business decreased $2.3 million in the first nine months of 2014 as compared to the first nine months of 2013, primarily due to the reduction in PPD costs. The reduction in PPD lead to a decrease in salaries and wages of $1.1 million, a volume decrease of $0.3 million and reduction in expenses of $0.9 million related to divested facilities also contributed to the decrease.
Rent Cost of Revenue. Rent cost of revenue increased $0.7 million, or 4.8%, to $14.8 million, or 2.4% of revenue, in the nine months ended September 30, 2014 from $14.2 million, or 2.2% of revenue, in the nine months ended September 30, 2013 primarily due to the opening of a new leased facility during Q2 2014.
General and Administrative Services Expenses. Our general and administrative services expenses increased $6.4 million, or 32.2%, to $26.2 million, or 4.2% of revenue, in the nine months ended September 30, 2014 from $19.8 million, or 3.1% of revenue, in the nine months ended September 30, 2013. After adjusting for the effect of one-time restructuring charges of $2.0 million in the nine months ended September 30, 2013, $1.4 million in one-time restructuring charges and $6.3 million in merger related expenses in the nine months ended September 30, 2014, general and administrative services expense increased by $0.7 million for the first nine months of 2014. The increase was primarily due to an increase in stock compensation expense of $0.7 million.

Depreciation and Amortization. Depreciation and amortization increased $0.5 million to $18.2 million, or 2.9% of revenue, in the nine months ended September 30, 2014 compared to 2.8% of revenue for the nine months ended September 30, 2013.

Change in fair value of contingent consideration. The change in fair value of contingent consideration increased $2.0 million, or 95.2%, to a benefit of $0.1 million in the nine months ended September 30, 2014 from a benefit of $2.1 million in the nine months ended September 30, 2013. The increase is related to the change in fair value of the contingent consideration related to the 2010 hospice and home health acquisition due to reductions in forecasted EBITDA, which reduces the likelihood of the business achieving their EBITDA target necessary for the earn-out to be paid in future periods recorded during the nine months ended September 30, 2013.

Interest Expense. Interest expense decreased by $2.2 million, or 8.3%, to $24.0 million, or 3.9% of revenue, for the nine months ended September 30, 2014 from $26.2 million, or 4.1% of revenue, for the nine months ended September 30, 2013. The decrease is related to the decrease in average debt outstanding from $434.8 million for the nine months ended September 30, 2013 to $407.8 million for the nine months ended September 30, 2014. Also, our average interest rate reduced from 6.71% for the nine months ended September 30, 2013 to 6.24% for the nine months ended September 30, 2014.
Equity in Earnings of Joint Venture. Equity earnings of our pharmacy joint venture decreased by $0.3 million, or 17.9%, to $1.2 million, or 0.2% of revenue, in the nine months ended September 30, 2014 from $1.5 million, or 0.2%, for the nine months ended September 30, 2013. The decrease was related due to a decrease in the joint venture's net income.
Benefit from Income Taxes. We recorded a tax benefit of $0.2 million, or 15.4% of pre-tax income, for the nine months ended September 30, 2014, as compared to a tax benefit of $3.9 million, or 36.6% of pre-tax loss, for the nine months ended September 30, 2013. The decrease in the tax benefit was primarily due to the increase in pre-tax earnings for the nine month period September 30, 2014 as compared to the nine month period September 30, 2013.
Liquidity and Capital Resources
The following table presents selected data from our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operations
Net cash provided by operating activities	$31,459	$36,832
Net cash used in investing activities	(8,087)	(9,977)
Net cash used in financing activities	(17,013)	(26,263)
Net increase in cash and cash equivalents	6,359	592
Cash and cash equivalents at beginning of period	4,177	2,003
Cash and cash equivalents at end of period	$10,536	$2,595
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
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
At September 30, 2014, we had cash and cash equivalents of $10.5 million. Our available cash is held in accounts at third-party financial institutions. We have periodically invested in AAA-rated money market funds. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.
Net cash provided by operating activities in the nine months ended September 30, 2014 was $31.5 million, compared to $36.8 million in the nine months ended September 30, 2013.  The decrease in net cash provided by operating activities was primarily the result of a decrease in net non cash adjustment of $14.3 million, offset by an increase in net income of $6.6 million, and a $2.2 million improvement in changes in operating assets and liabilities. The $2.2 million improvement in operating cash flows from assets and liabilities for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, was the result of a increase in employee compensation and benefits of $9.9 million, increase in accounts payable and accrued liabilities of $5.9 million, increase in other current and non-current assets of $4.3 million, and a increase in other long-term liabilities of $1.3 million, offset by a decrease in accounts receivable of $12.0 million, decrease in insurance liability risk of $6.0 million, and a decrease in payment on notes receivable of $1.1 million.
Net cash used in investing activities in the nine months ended September 30, 2014 was $8.1 million, compared to $10.0 million in the nine months ended September 30, 2013. The net change is primarily due to proceeds from maturity of investments of $1.1 million and a net decrease in capital expenditures of $0.7 million for the nine months ended September 30, 2014.
Net cash used in financing activities in the nine months ended September 30, 2014 was $17.0 million, compared to the $26.3 million net cash used in the nine months ended September 30, 2013. The change was primarily due to an decrease in mandatory and voluntary repayments under the line of credit of $54.2 million offset by a reduction in cash provided by borrowings under the line of credit of $29.6 million. We continue to pay down debt and have incurred costs related to the June 2014 debt amendment and the origination of the MidCap insured loans in the nine months ended September 30, 2014.
Principal Debt Obligations
Our primary sources of liquidity are our cash on hand, our cash flows from operations and borrowing under our senior secured credit facility, which is subject to the satisfaction of certain financial covenants therein. Our primary liquidity requirements are for debt service on our first lien senior secured term loan, capital expenditures and working capital.
We are significantly leveraged. As of September 30, 2014, we had $407.8 million in aggregate indebtedness outstanding, consisting of $243.1 million first lien senior secured term loan (net of the unamortized portion of the original issue discount ("OID") of $0.8 million), $10.0 million principal amount outstanding under our $83.1 million revolving credit facility, HUD insured loans of $86.3 million, $4.2 million outstanding under our asset based revolving credit facility, $60.8 million term debt mortgage loan, and other debt of approximately $3.4 million. Furthermore, we had $5.5 million in outstanding letters of credit against our $83.1 million revolving credit facility, leaving approximately $67.6 million of additional borrowing capacity under our senior secured credit facility as of September 30, 2014. Substantially all of our subsidiaries, except for the HUD insured loan subsidiaries and the skilled nursing facilities that collateralize the MidCap Financial credit facility, guarantee the first lien senior secured term loan and our revolving credit facility.
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
Pursuant to the Restated Credit Agreement, the quarterly term loan amortization payments increased to $2.6 million beginning June 30, 2012 compared to $0.9 million under the Prior Credit Agreement. Due to the principal reductions made in 2013 made in association with the HUD insured financings, no amortization payments are due until December 2014, at which time the quarterly principal payments due will be $1.6 million. Additionally, the maximum portion of the annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement) to be applied to term debt reductions increased to 75% from 50%, subject to step-downs to 50% and 25% based on consolidated leverage. The Company has also increased its ability to refinance a portion of its credit facility with U.S. Department of Housing and Urban Development ("HUD") insured debt up to $250 million, subject to certain credit facility covenants. Any HUD insured borrowings beyond $250 million would necessitate either refinancing the senior secured credit facility in full or otherwise seeking a waiver or amendment from the senior secured lenders.
Under the senior secured credit facility, the Company must maintain compliance with specified financial covenants measured on a quarterly basis. The senior secured credit facility also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the senior secured credit facility, subject to certain exceptions and minimum thresholds, the Company is required to apply all of the proceeds from any issuance of debt, as much as half of the proceeds from any issuance of equity, as much as 75% of the Company's annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement), and amounts received in connection with any sale of the Company's assets to repay the outstanding amounts under the Restated Credit Agreement. The Company believes that it is in compliance with its debt covenants as of September 30, 2014. As of September 30, 2014, the fixed charge coverage ratio was 2.38, which compares to a minimum requirement of 1.85 and the leverage ratio was 4.42, as compared to an allowed maximum of 5.25.
HUD Insured and Other Mortgage Loans
In 2013, the Company received funding of 10 loans insured by HUD. The loans have a combined aggregate original principal balance of $87.6 million and are secured by 10 of the Company's skilled nursing facilities. The HUD insured loans have an average all in interest rate of approximately 5.3% and amortization term 30 to 35 years. As of September 30, 2014 the HUD insured loans have a combined aggregate principal balance of $86.3 million.
Accordingly, as of September 30, 2014, the Company has 10 mortgages insured by HUD, which are each secured by a skilled nursing facility. These mortgages have an average remaining term of 33 years with fixed interest rates ranging from 3.4% to 4.6% and a weighted average interest rate of 4.2%. Depending on the mortgage agreement, prepayments are generally allowed only after 12 months from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required. As all $87.6 million of the HUD insured mortgage loans were originated in 2013, none of the loans could be prepaid at September 30, 2014. Any further HUD insured mortgages will require additional HUD approval.
All HUD-insured mortgages are non-recourse loans to the Company. All mortgages are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of September 30, 2014, the Company has escrow reserve funds of $1.8 million with the loan servicer that are reported within other current assets, and replacement reserve funds of $3.3 million in other assets. The net proceeds of the HUD insured loans were required to be used to pay down term debt under the Restated Credit Agreement. In 2013, $87.6 million of HUD insured loan proceeds were used to pay down term debt.
As of September 30, 2014 the Company has 10 additional skilled nursing facilities securing a $60.8 million mortgage loan and a $4.2 million asset based revolving credit facility with MidCap Financial. Both loans have an interest rate of LIBOR plus a margin of 5.95% with a LIBOR floor of 0.75%. The mortgage loan amortizes over 25 years with the remaining principal due December 1, 2016. There are additional quarterly principal payments of $0.3 million beginning after six months, $0.4 million in year two and $0.5 million in year three. The mortgage loan has a debt service coverage ratio and a minimum debt coverage ratio, both of which were met at September 30, 2014. The asset based revolving credit facility is secured by the accounts receivable of the 10 skilled nursing facilities. In 2013, $65.0 million of mortgage loan and asset based revolving credit facility proceeds were used to pay down term debt.
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
We estimate our self-insured general and professional liability reserves on a quarterly basis and our self-insured workers' compensation reserve on a semiannual basis, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry's loss history. Based upon these analyses, at September 30, 2014, we had reserved $21.1 million net of $0.2 million in insurance recoveries for known or unknown or potential self-insured general and professional liability claims and $21.1 million for self-insured workers' compensation claims. Of these reserves, we estimate that a total of $14.1 million, consisting of approximately $7.4 million for self-insured general and professional liability claims based on historical experience and current claims activity and $6.7 million for self-insured workers' compensation claims, will be payable within 12 months; however, there are no set payment schedules and there can be no assurance that the payment amount in the next 12 months will not be significantly larger or smaller. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future general and professional liability or workers' compensation insurance will be available at a reasonable price and that we will not have to further increase our levels of self-insurance. For additional information on our general and professional liability and workers’ compensation reserve, see "Business — Insurance" in Part 1, Item 1 in our Annual Report on Form 10-K filed with the SEC on February 10, 2014.
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
Off-Balance Sheet Arrangements
We had outstanding letters of credit of $5.5 million under our $83.1 million revolving credit facility as of September 30, 2014.

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
The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Months Ending September 30, (1)
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed-rate debt	$4,129	$1,593	$1,664	$1,738	$1,646	$79,004	$89,774	$90,423
Average interest rate	3.3%	4.4%	4.4%	4.4%	4.2%	4.2%
Variable-rate debt(2)	$4,125	$9,859	$304,895	$—	$—	$—	$318,879	$319,489
Average interest rate(1)	6.4%	6.4%	7.9%	—%	—%	—%

(1)	Based on implied forward three-month LIBOR rates in the yield curve as of September 30, 2014.

(2)	Excludes unamortized original issue discount of $0.8 million on our first lien senior secured term loan debt.

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
Medicare is our largest source of revenue, accounting for 27.7% of our consolidated revenue during the three month period ended September 30, 2014 and 30.2% in the same period for 2013. For the nine months ended September 30, 2014 and 2013, Medicare revenue accounted for 28.9% and 31.2% of our consolidated revenue, respectively. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of our rehabilitation therapy services customers, are themselves reimbursed by Medicare for the services we provide. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, our business and results of operations will be adversely affected.
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
We receive a significant portion of our revenue from Medicaid, which accounted for 34.8% of our consolidated revenue for the three months ended September 30, 2014 compared to 32.2% for the same period in 2013. For the nine months ended September 30, 2014 and 2013, Medicaid revenue accounted for 33.4% and 31.1% of our consolidated revenue, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states (including California and Texas, where significant portions of our Medicaid-related business is located) to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. We expect these state and federal efforts to continue for the foreseeable future. Furthermore, not all of the states in which we operate, most notably Texas, have elected to expand Medicaid as part of federal healthcare reform legislation. Additionally, certain of our subsidiaries in Texas participate in a state inter-governmental payment program that provides supplemental Medicaid payments with federal matching funds for skilled nursing facilities that are affiliated with county owned hospital districts. There can be no assurance that the program, or the Company's participation in it, on the current terms or otherwise, will continue for any particular period of time beyond the foreseeable future. If Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program or related programs that are disadvantageous to our businesses, our business and results of operations could be materially and adversely affected.
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
Our senior management team has extensive experience in the healthcare industry. We believe that they have been instrumental in guiding our businesses, instituting valuable performance and quality monitoring, and driving innovation. Our future performance is substantially dependent upon the continued services of our senior management team or their successors. The loss of the services of any of these persons could have a material adverse effect upon us.
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
Some of our rehabilitation therapy revenue is paid by the Medicare Part B program under a fee schedule. There are annual caps that limit, subject to certain exceptions, the amounts that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to any Medicare beneficiary under Medicare Part B. There is a combined cap for physical therapy and speech-language pathology and a separate cap for occupational therapy that apply subject to certain exceptions. The discontinuation or change in the current cap exception process or future modifications of the Medicare Part B cap structure could have an adverse effect on the revenue that we generate through our rehabilitation therapy business.  This could in turn have a negative effect on our financial condition and results of operations. For example, the Medicare Part B therapy pre-approval provisions (MMR) and multiple procedure payment reduction ("MPPR") rate reductions that took effect October 1, 2012, have continued to negatively impact our therapy business through the nine months ended September 30, 2014.
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
For the three months ended September 30, 2014 and 2013, the Company recorded hospice Medicare cap reserves of $1.2 million and $0.5 million, respectively, as adjustments to revenue. Of the $1.2 million recorded in the three months ended September 30, 2014, $1.4 million was related to the 2014 cap year and $(0.2) million was related to the 2013 cap year. Of the $0.5 million recorded in the three months ended September 30, 2013, $0.2 million was related to the 2013 cap year and $0.3 million was related to the 2012 cap year. For the nine months ended September 30, 2014 and 2013, the Company recorded hospice Medicare cap reserves of $2.1 million and $3.4 million, respectively, as adjustments to revenue. Of the $2.1 million recorded in the nine months ended September 30, 2014, $2.0 million was related to the 2014 cap year and $0.1 million was related to the 2013 cap year. Of the $3.4 million recorded in the nine months ended September 30, 2013, $0.9 million was related to the 2013 cap year, $2.3 million was related to the 2012 cap year, and $0.2 million was related to the 2011 cap year. This adjustment related primarily to patients staying on service longer than estimated which results in the patients' cap allowances being stretched over multiple cap years. Our ability to comply with the cap limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that our hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not differ materially from the actual Medicare cap amount.
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
For the nine months ended September 30, 2014, we received approximately 40.5% of our consolidated revenue from operations in California and 19.8% from Texas. We expect to continue to receive significant portions of our consolidated revenue from those states in the future as well. Accordingly, economic conditions and changes in state healthcare spending prevailing in either of these markets or other markets in which we have significant concentrations could affect the ability of our patients and third-party payors to reimburse us for our services, either through a reduction of the tax base used to generate state funding of Medicaid programs, an increase in the number of indigent patients eligible for Medicaid benefits, changes in state funding levels or healthcare programs or other factors. A continued or prolonged economic downturn, significant changes in state healthcare spending, or changes in the laws affecting our business in these markets could have a material adverse effect on our financial position, results of operations and cash flows.
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
We have now and will for the foreseeable future continue to have a significant amount of indebtedness, both before and after our pending Combination with Genesis. At September 30, 2014, our total indebtedness was approximately $407.8 million. Our substantial indebtedness could have important consequences. For example, it could:

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
The terms of our senior secured credit facility contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these exceptions could be substantial. Accordingly, we could incur significant additional indebtedness in the future, both before and after our pending Combination with Genesis. The more we become leveraged, the more we become exposed to the risks described above under “Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our financial obligations.”
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
As of September 30, 2014, approximately 570 of our approximately14,950 active employees were represented by unions and covered by collective bargaining agreements. In addition, certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. We cannot predict the effect that continued union representation or future organizational activities will have on our business or future operations. There can be no assurance that we will not experience a material work stoppage in the future.
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

Risks Related to Our Proposed Combination with Genesis
The consummation of the transactions contemplated by the Purchase Agreement is subject to a number of conditions to Genesis’ and our obligations, which, if not fulfilled, may result in termination of the Purchase Agreement.
The consummation of the transactions contemplated by the Purchase Agreement is subject to the satisfaction or waiver of certain closing conditions, including, without limitation, (i) the approval and adoption by Skilled’s stockholders of the Purchase Agreement and the transactions contemplated thereby, which approval was obtained following the execution and delivery of the Purchase Agreement by the Written Consent from the Onex Group, (ii) expiration or termination of the waiting period under the Hard-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which occurred on September 16, 2014, and any other competition, merger control, antitrust or similar law, (iii) delivery of an information statement to Skilled’s stockholders with respect to the Purchase Agreement and the transactions contemplated thereby, (iv) absence of a Company Material Adverse Effect or a Genesis Material Adverse Effect (each, as defined in the Purchase Agreement), (v) absence of certain orders or regulations prohibiting the consummation of the transactions contemplated by the Purchase Agreement, and (vi) the approval or consent of certain governmental authorities with respect to the transactions contemplated by the Purchase Agreement. Many of the conditions to consummation of the transactions contemplated by the Purchase Agreement are not within either Genesis’ or our control, and neither party can predict when or if these conditions will be satisfied. The Purchase Agreement provides for the ability of Genesis or Skilled to terminate the Purchase Agreement under certain circumstances, including the right of either party to terminate the Purchase Agreement if the transactions contemplated by the merger agreement are not consummated by March 31, 2015.

Failure to complete the Combination could have a negative impact on our stock price and our future business and financial results.
If the Combination is not completed, our ongoing business, financial condition and results of operations may be adversely affected, and we will be subject to several risks, including the following:

•
unless and until it is terminated, we will be prohibited by the Purchase Agreement from seeking certain strategic alternatives, such as transactions with third parties other than Genesis, and could therefore miss attractive alternatives to the Combination;

•	prior to any termination of the Purchase Agreement, our operations will be restricted by the terms of the Purchase Agreement, which may cause us to forego otherwise attractive business opportunities;

•
we will be required to pay certain costs relating to the Combination, whether or not it is consummated, such as legal, accounting, financial adviser and printing fees, which costs could be substantial; and

•
matters relating to the Combination have required and will continue to require our management to devote substantial commitments of time and resources to the Combination instead of on pursuing other opportunities that could have been beneficial to us.

If the Combination is not completed, we cannot assure you that these risks will not materialize and will not materially and adversely affect our business, financial results and stock price.
Additionally, if the Combination is not completed, the market price of our Class A Common Stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Combination will be consummated, and we may experience negative reactions from the financial markets, our customers and/or our employees. Depending on the circumstances, we also could be subject to litigation related to any failure to complete the Combination or to enforcement proceedings commenced against us to attempt to force us to perform our obligations under the Purchase Agreement.
The Purchase Agreement contains customary restrictions on our ability to seek other strategic alternatives.
The Purchase Agreement contains “no shop” provisions that prohibit us from soliciting, initiating or knowingly facilitating or encouraging competing acquisition proposals. These provisions, although customary for these types of transactions, could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of our company from proposing any such acquisition, even if the potential third-party acquirer were prepared to pay consideration with a higher cash or market value than the market value proposed to be received or realized in the Combination.
The pendency of the Combination could materially and adversely affect our operations and the future of our business or result in a loss of employees.
In connection with the pending Combination, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us, which could negatively impact our revenues, earnings and cash flows, as well as the market price of our Class A common stock, regardless of whether the Combination is completed. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Combination, which may materially and adversely affect our ability to attract and retain key employees.
Two lawsuits on behalf of a purported class of stockholders is pending against us, our board of directors, Onex, Genesis and Genesis Healthcare , challenging the Combination, and an unfavorable judgment or ruling in this lawsuit could result in substantial costs.
We, our board of directors, Onex, Genesis and Genesis HealthCare are named as defendants in two purported class action lawsuits filed in the Court of Chancery of the State of Delaware on September 5, 2014 and September 15, 2014, respectively, brought by individuals who claim to be our stockholders. The stockholder actions allege, among other things, that our board of directors and Onex breached fiduciary duties purportedly owed to our stockholders and that the remaining defendants aided and abetted in that breach. The complaints seek to enjoin the defendants from completing the Combination on the agreed-upon terms or, in the event that the Combination is consummated, to recover damages resulting from defendants’ alleged wrongful conduct. We, our board of directors and Genesis believe that the claims in these actions are without merit and intend to defend against them vigorously.
Additional lawsuits may be filed against us and our directors related to the Combination. The defense or settlement of, or an unfavorable judgment in, any lawsuit or claim could result in substantial costs and could adversely affect the combined company’s business, financial condition or results of operations.
Risks Related to Ownership of Our Class A Common Stock
We are controlled by Onex Corporation, whose interests may conflict with yours.

Our Class A common stock has one vote per share, while our Class B common stock has ten votes per share, on all matters voted on by our stockholders. As of September 30, 2014, Onex Corporation, its affiliates and certain of our directors and members of our senior management who are party to a voting agreement with an affiliate of Onex Corporation owned shares of common stock representing over 75.0% of the combined voting power of our outstanding common stock. Accordingly, Onex Corporation generally has the power to control the outcome of matters on which stockholders are entitled to vote. Such matters include the election and removal of directors, the adoption or amendment of our certificate of incorporation and bylaws, possible mergers, corporate control contests and significant transactions. Through its control of elections to our board of directors, Onex Corporation may also have the ability to appoint or replace our senior management and cause us to issue additional shares of our common stock or repurchase common stock, declare dividends or take other actions. Onex Corporation may make decisions regarding our company and business that are opposed to our other stockholders’ interests or with which they disagree. Onex Corporation may also delay or prevent a change of control of us, even if the change of control would benefit our other stockholders, which could deprive our other stockholders of the opportunity to receive a premium for their Class A common stock. The significant concentration of stock ownership and voting power may also adversely affect the trading price of our Class A common stock due to investors’ perception that conflicts of interest may exist or arise. To the extent that the interests of our public stockholders are harmed by the actions of Onex Corporation, the price of our Class A common stock may be harmed.
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
If the Combination is consummated, interest holders of Genesis will control a majority voting power of our common stock. These interest holders could cause corporate actions to be taken even if the interests of these interest holders conflict with or are not aligned with the interests of our other stockholders.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below sets forth information with respect to purchases of our Class A common stock made by us or on our behalf during the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2014	—	$—	n/a	n/a
August 1 - 31, 2014	651	$5.89	n/a	n/a
September 1 - 30, 2014	—	$—	n/a	n/a
Total:	651	$5.89	n/a	n/a
(1) Reflects shares forfeited to us upon the vesting of restricted stock granted to participants in our 2007 Incentive Award Plan, to satisfy applicable tax withholding obligations with respect to such vesting. We did not have any publicly announced plans or programs to purchase our Class A common stock in the quarter ended September 30, 2014.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item  5. Other Information
None.

Item 6. Exhibits

(a)	Exhibits.

Number	Description

2.1
Purchase and Contribution Agreement, dated as of August 18, 2014, by and between Skilled Healthcare Group, Inc. and FC-GEN Operations Investment, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K files with the SEC on August 18, 2014).*

10.1
Amended and Restated Registration Agreement, dated as of August 18, 2014 and becoming effective as of the closing date of the Combination, by rights and among Skilled Healthcare Group, Inc. and the parties listed on the schedules thereto.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 as filed with the SEC on November 3, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at September 30, 2014 and December 31, 2013, and (ii) the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and September 30, 2013, and (iii) the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and September 30, 2013, and (iv) the condensed consolidated statements of cash flows the nine months ended September 30, 2014 and September 30, 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

*
The disclosure letters and schedules delivered in connection with the Purchase and Contribution Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish, supplementally, a copy of any disclosure letter and schedules omitted from the Purchase and Contribution Agreement to the SEC upon request.

**	Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLED HEALTHCARE GROUP, INC.

Date:	November 3, 2014	By	/S/ ROBERT H. FISH
Robert H. Fish
Chief Executive Officer

Date:	November 3, 2014	By	/S/ CHRISTOPHER N. FELFE
Christopher N. Felfe
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer, and Authorized Signatory)

EXHIBIT INDEX

Number	Description

2.1
Purchase and Contribution Agreement, dated as of August 18, 2014, by and between Skilled Healthcare Group, Inc. and FC-GEN Operations Investment, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K files with the SEC on August 18, 2014).*

10.1
Amended and Restated Registration Agreement, dated as of August 18, 2014 and becoming effective as of the closing date of the Combination, by rights and among Skilled Healthcare Group, Inc. and the parties listed on the schedules thereto.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 as filed with the SEC on November 3, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at September 30, 2014 and December 31, 2013, and (ii) the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and September 30, 2013, and (iii) the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and September 30, 2013, and (iv) the condensed consolidated statements of cash flows the nine months ended September 30, 2014 and September 30, 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

*
The disclosure letters and schedules delivered in connection with the Purchase and Contribution Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish, supplementally, a copy of any disclosure letter and schedules omitted from the Purchase Contribution Agreement to the SEC upon request.

**	Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.