Form 10-K
period 2014-12-31
Genesis Healthcare, Inc.
filed 2015-02-20
CIK 1351051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33459
Genesis Healthcare, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3934755
(State of Incorporation)	(I.R.S. Employer Identification Number)

101 East State Street Kennett Square, Pennsylvania	19348
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number: (610) 444-6350
Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $0.001 par value per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of Class A common stock, par value $0.001 per share, and Class B common stock, par value $0.001 per share, held by non-affiliates of the registrant, computed based on the closing sale price of $6.29 per share on June 30, 2014, as reported by The New York Stock Exchange, was approximately $155.7 million. The aggregate number of shares held by non-affiliates is calculated by excluding all shares held by executive officers, directors and holders known to hold 5% or more of the voting power of the registrant’s common stock. As of February 18, 2015, there were 73,592,083 shares of the registrant’s Class A common stock issued and outstanding, 15,511,603 shares of the registrant’s Class B common stock issued and outstanding, and 64,449,380 shares of the registrants Class C common stock, par value $0.001 per share, issued and outstanding. The Class C common stock did not exist as of June 30, 2014.

Documents Incorporated by Reference:
The information called for by Part III is incorporated by reference to the Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders of the Registrant which will be filed with the U.S. Securities and Exchange Commission not later than April 30, 2015.

Genesis Healthcare, Inc.
Annual Report

PART I

Item 1.	Business

Overview
Genesis Healthcare, Inc. ("Genesis") is a holding company with subsidiaries that, on a combined basis, as of the date of this report, comprise one of the nation's largest post-acute care providers with more than 500 skilled nursing centers and assisted/senior living communities in 34 states nationwide. Genesis subsidiaries also supply rehabilitation and respiratory therapy to more than 1,800 healthcare providers in 47 states and the District of Columbia. In addition, Genesis subsidiaries provide a full complement of administrative and consultative services to our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services. There were 25 such service agreements with unaffiliated or jointly owned skilled nursing facility operators. All of our healthcare operating subsidiaries focus on providing high-quality care to the people we serve, and our skilled nursing facility subsidiaries, which comprise the largest portion of our consolidated business, have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients.
On February 2, 2015, Genesis completed the previously announced combination transaction (the "Combination") with FC-GEN Operations Investment, LLC ("FC-GEN"). FC-GEN, now a subsidiary of Genesis, offers inpatient services through its network of 416 skilled nursing and assisted living facilities across 28 states, consisting of 382 skilled nursing facilities and 34 assisted living facilities. Of the 416 facilities, 389 are leased, 18 are managed, six are joint ventures and three are owned. Collectively, these skilled nursing and assisted living facilities have 49,123 licensed beds, approximately 49% of which are concentrated in the states of Massachusetts, Maryland, New Jersey, Pennsylvania and West Virginia. See "Note 18 - Combination with FC-GEN and Item 7 - Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources," for further details.
The disclosures in this report generally relate to a period prior to the February 2, 2015 closing of the Combination. As a result, the terms "Skilled," "we," "us," "our" and the "Company," and similar terms used in this report, refer collectively to Genesis prior to the Combination (then named "Skilled Healthcare Group, Inc.") and its then consolidated wholly-owned subsidiaries and do not give effect to the Combination, unless the context requires otherwise.
Genesis is a holding company and substantially all of its assets are its controlling equity interests in FC-GEN. The following diagram depicts the current organizational structure of Genesis subsequent to the Combination:

Public
Legacy Genesis Owners
44% interest (25.75% voting power)
56% interest (74.25% voting power)
Genesis Healthcare, Inc. (f/k/a/ Skilled Healthcare Group, Inc.)
FC-GEN holding company subsidiaries
42% interest (exchangeable units)
58% interest
FC-GEN Operations Investment, LLC

** Percentages are approximate as of February 18, 2015.*

Operations
As of December 31, 2014, we owned or leased 73 skilled nursing facilities and 22 assisted living facilities, together comprising 10,275 licensed beds. We also lease five skilled nursing facilities in California to an unaffiliated third party operator. Our skilled nursing and assisted living facilities are located in California, Texas, Iowa, Kansas, Missouri, Nebraska, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. We owned 77.0% of these facilities as of December 31, 2014. As of December 31, 2014, we provided hospice and home health services in Arizona, Idaho, Montana, Nevada, and New Mexico. We also provided private duty care services in Arizona, Idaho, Montana, and Nevada. For the year ended December 31, 2014, we generated approximately 75.2% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, hospice care and home health services.
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
As of December 31, 2014, we had three reportable operating segments: (1) long-term care ("LTC"), which includes the operation of skilled nursing facilities and assisted living facilities and is the largest portion of our business; (2) therapy services, which includes our integrated and third-party rehabilitation therapy services; and (3) hospice and home health services, which includes our hospice and home health businesses. Our administrative and consultative services that are attributable to the reportable operating segments are allocated among the segments accordingly. For the twelve months ended December 31, 2014, the LTC operating segment generated approximately 79.3% of our revenue, with the therapy services segment and hospice and home health services segment accounting for 10.8% and 9.9% of our revenue, respectively. For additional information regarding the financial performance of our reportable operating segments, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Revenue and Note 6, "Business Segments," in the notes to our consolidated financial statements included elsewhere in this report.
Long-Term Care Services Segment
Skilled Nursing Facilities
As of December 31, 2014, our skilled nursing companies provided skilled nursing care at 73 regionally clustered facilities, having 9,063 licensed beds, in California, Texas, Iowa, Kansas, Missouri, Nebraska, Nevada and New Mexico. We have developed programs for, and actively market our services to, high-acuity patients who are typically admitted to our facilities as they recover from strokes, other neurological conditions, cardiovascular and respiratory ailments, joint replacements and other muscular or skeletal disorders. As of December 31, 2014, we employed approximately 8,816 active employees in our skilled nursing business.
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
Our Express Recovery™ program uses a dedicated unit within a skilled nursing facility to deliver a comprehensive rehabilitation regimen in accommodations specifically designed to serve high-acuity patients. Each Express Recovery™ unit can typically be entered without using the main facility entrance, permitting residents to bypass portions of the facility dedicated to the traditional nursing home patient. Each Express Recovery™ unit typically has 12 to 36 beds and provides skilled nursing care and rehabilitation therapy for patients recovering from conditions such as joint replacement surgery, and cardiac and respiratory ailments. We believe that having an Express Recovery™ unit at a facility enables the facility to more effectively attract higher acuity patients and achieve a higher skilled mix than it would be able to without the unit, which in turn results in higher reimbursement rates. Skilled mix is the average daily number of Medicare and managed care patients we serve at our skilled nursing facilities divided by the average daily number of total patients we serve at our skilled nursing facilities. As of December 31, 2014, we operated 64 Express Recovery™ units with 2,307 beds. We have substantially completed the build out of our Express Recovery™ units at our skilled nursing facilities. We will continue to add and modify Express Recovery™ units in the future as warranted.
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
Assisted Living Facilities
We complement our skilled nursing care business by providing assisted living services at 22 facilities with 1,212 beds as of December 31, 2014. Our assisted living companies, which are mostly in Kansas, provide residential accommodations, activities, meals, security, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support, but not the level of nursing care provided in a skilled nursing facility. Our independent living units are non-licensed independent living apartments in which residents are independent and require no support with the activities of daily living. As of December 31, 2014, we employed approximately 640 active employees in our assisted and independent living businesses.
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
Therapy Services Segment
Rehabilitation Therapy Services
As of December 31, 2014, we provided rehabilitation therapy services to a total of 175 healthcare facilities, including 63 facilities owned by us. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. We provide rehabilitation therapy services at our skilled nursing facilities as part of an integrated service offering in connection with our skilled nursing care. We believe that an integrated approach to treating high-acuity patients enhances our ability to achieve successful patient outcomes and enables us to identify and treat patients who can benefit from our rehabilitation therapy services. We believe hospitals and physician groups often refer high-acuity patients to our skilled nursing facilities because they recognize the value of an integrated approach to providing skilled nursing care and rehabilitation therapy services.
We believe that we have also established a strong reputation as a premium provider of rehabilitation therapy services to third-party skilled nursing operators in our local markets, with a recognized ability to provide these services to high-acuity patients. Our approach to providing rehabilitation therapy services for third-party operators emphasizes high-quality treatment and successful clinical outcomes. As of December 31, 2014, we employed approximately 2,448 active employees (primarily therapists) in our rehabilitation therapy business.
Hospice and Home Health Services Segment
Hospice Care
As of December 31, 2014, we provided hospice care services in Arizona, California, Nevada, Idaho, Montana, and New Mexico. Hospice services focus on the physical, spiritual and psychosocial needs of terminally ill individuals and their families, and consist primarily of palliative and clinical care, education and counseling. As of December 31, 2014, we employed approximately 679 active employees in our hospice services business.
Home Health
As of December 31, 2014, we provided home health care services in Arizona, Nevada, Idaho, Montana and New Mexico. Our home health care services generally consist of providing some combination of the services of registered nurses, speech, occupational and physical therapists, medical social workers and certified home health aides. Home health care is often a cost-effective solution for patients, and can also increase their quality of life and allow them to receive quality medical care in the comfort and convenience of a familiar setting. As of December 31, 2014, we employed approximately 442 active employees in our home health business.

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
The ATRA delayed by two months the automatic budget sequestration cuts established by the Budget Control Act of 2011. The ATRA also extended the therapy cap exception process for one year. The ATRA also made additional changes to the Multiple Procedure Payment Reduction ("MPPR") previously implemented in 2011. The existing discount to the practice component of multiple therapy procedures performed in an outpatient environment during a single day was 25%. Effective April 1, 2013, ATRA increased the discount by an additional 25% to 50%. The new rules related to MPPR have reduced our revenue for the fiscal year ended December 31, 2014.
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
Because we submit thousands of claims to Medicare each year, and there is a relatively long statute of limitations under the FCA, there is a risk that intentional, or even negligent or recklessly submitted claims that prove to be incorrect, or even billing errors, cost reporting errors or lapses in statutory or regulatory compliance with regard to the provision of health care services (including, without limitation the Anti-Kickback Statue and the federal self-referral law discussed above), could result in significant civil or criminal penalties against us. For example, see Note 13, "Commitment and Contingencies - Legal Matters," for information regarding matters in which the government is pursuing, or has expressed an intent to pursue, legal remedies against us under the FCA and similar state laws. In addition to FCA concerns, federal law makes it a felony to fail to disclose to the government an overpayment once the recipient has knowledge of the overpayment.
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
As of December 31, 2014, we had approximately 13,025 active employees and had eight collective bargaining agreements with unions covering approximately 531 active employees at seven of our skilled nursing facilities. Labor costs accounted for approximately 69.5%, 67.3% and 68.5% of our operating expenses (excluding impairment charges) from continuing operations for the years ended December 31, 2014, 2013 and 2012, respectively. Following the Combination with FC-GEN, the combined company had approximately 95,000 employees. We generally consider our relationship with our employees to be good.

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
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are filed with the U.S. Securities and Exchange Commission ("SEC"). Such reports and other information filed by us with the SEC are available free of charge at the investor relations section of our website at www.genesishcc.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Copies are also available, without charge, by writing to Genesis Healthcare, Inc. Investor Communications, 101 East State Street, Kennett Square, PA 19348. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The inclusion of our website address in this annual report does not include or incorporate by reference the information on our website into this annual report.

Company History
Genesis Healthcare, Inc. was incorporated as SHG Holding Solutions, Inc. in Delaware in October 2005. Our predecessor company acquired Summit Care Corporation, a publicly traded long-term care company with nursing facilities in California, Texas and Arizona, in 1998. In October 2001, our predecessor and 19 of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code and in November 2001, our remaining three companies also filed voluntary petitions for protection under Chapter 11. In August 2003, we emerged from bankruptcy, paying or restructuring all debt holders in full, paying all accrued interest expenses and issuing 5.0% of our common stock to former bondholders.
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
On February 2, 2015, we completed the previously announced Combination with FC-GEN and changed the company name from "Skilled Healthcare Group, Inc." to "Genesis Healthcare, Inc." See "Note 18 - Combination with FC-GEN and Item 7 - Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources," for further details.

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
We operate in a rapidly changing and highly regulated environment that involves a number of risks and uncertainties, some of which are highlighted below and others are discussed elsewhere in this report. In addition, we may be exposed to risks relating to our Combination with FC-GEN. These risks and uncertainties could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. The following risk factors are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as employment relations, natural disasters, general economic conditions and geopolitical events. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price.

Risks Related to Our Business
Reductions in Medicare reimbursement rates, or changes in the rules governing the Medicare program could have a material adverse effect on our revenue, financial condition and results of operations.
We receive a significant portion of our revenue from Medicare, which accounted for 28.4% of our consolidated revenue during 2014 and 30.9% in 2013. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of our rehabilitation therapy services customers, are themselves reimbursed by Medicare for the services we provide. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, our business and results of operations will be adversely affected.
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
Medicaid is our largest source of revenue, accounting for 34.1% of our consolidated revenue for the twelve months ended December 31, 2014 and 31.6% for the twelve months ended December 31, 2013. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states (including California and Texas, where significant portions of our Medicaid-related business is located) to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. We expect these state and federal efforts to continue for the foreseeable future. Furthermore, not all of the states in which we operate, most notably Texas, have elected to expand Medicaid as part of federal healthcare reform legislation. Additionally, certain of our subsidiaries in Texas participate in a state inter-governmental payment program that provides supplemental Medicaid payments with federal matching funds for skilled nursing facilities that are affiliated with county owned hospital districts. There can be no assurance that the program, or the Company's participation in it, on the current terms or otherwise, will continue for any particular period of time beyond the foreseeable future. If Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program that are disadvantageous to our businesses, our business and results of operations could be materially and adversely affected.
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
From time to time we are also involved in various external governmental investigations, audits and reviews. Reviews, audits and investigations of this sort can lead to government actions, which can result in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. For example, the Office of the Inspector General (“OIG”) conducts a variety of routine, regular and special investigations, audits and reviews across our industry. Failure to comply with applicable laws, regulations and rules could have a material and adverse effect on our results of operations and financial condition. Furthermore, becoming subject to these governmental investigations, audits and reviews can also require us to incur significant legal and document production expenses as we cooperate with the government authorities, regardless of whether the particular investigation, audit or review leads to the identification of underlying issues. For example, as discussed under

“Creekside Hospice Litigation,” "Therapy Matters Litigation," and "Staffing Matters Litigation" in Note 13, "Commitments and Contingencies - Legal Matters", included elsewhere in this report, the government has investigated and has elected to intervene in two pending qui tam actions that allege violations of the FFCA and the Nevada False Claims Act in connection with the operations of our affiliated Las Vegas, Nevada hospice, and the government is investigating and has expressed its intent to pursue litigation against us in connection with two other pending investigations. We have accrued $6.0 million as a contingent liability in connection with the Creekside Hospice Litigation based on a prior offer of settlement that we made in the matter, but it could ultimately cost more than that amount to settle or otherwise resolve it, including to satisfy any judgment that might be rendered against us if our litigation defense were ultimately unsuccessful. We do not currently have any contingent liabilities accrued in connection with the other two aforementioned investigations because the standards for accrual have not been satisfied in those matters. However, expenses incurred in resolution of either of those matters, as well as the costs of defense should litigation be instituted, could have a material adverse effect on us and our financial condition.
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
The MMR requirement generally provides that, on a per beneficiary basis and subject to limited exceptions, services above $3,700 for physical therapy and speech-language pathology services combined and/or $3,700 for occupational therapy services are subject to manual medical review (typically on a pre-payment basis) by the applicable Medicare contractors.  Challenges in obtaining a timely response from the applicable contractors and other difficulties with the MMR system have added significant uncertainty as to whether beneficiaries will have access to the applicable therapy services that are over the cap amount, and whether the provider will be reimbursed for those services.  Under the MPPR policy, when physical therapy, occupational therapy and speech-language pathology services are performed on the same day for the same patient and paid under Medicare Part B, then Medicare effectively makes a full reimbursement payment for only one of the procedures and the reimbursements for the other procedures are at a reduced rate.  The application of the MPPR policy has negatively affected our therapy business and will continue to do so as long as the policy is in effect.
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
We recorded net hospice cap reserves of $2.7 million in 2014 and $5.6 million in 2013. This adjustment related primarily to patients staying on service longer than estimated which results in the patients' lifetime cap allowances being stretched over multiple cap years. Our ability to comply with the cap limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that our hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not differ materially from the actual Medicare cap amount.
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
Testing and maintaining our internal control over financial reporting can be expensive and divert our management's attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with applicable law, or our independent registered public accounting firm may not be able or willing to issue an unqualified attestation report if we conclude that our internal control over financial reporting is not effective. If we fail to maintain effective internal control over financial reporting, or our independent registered public accounting firm is unable to provide us with an unqualified attestation report on our internal control, we could be required to take costly and time-consuming corrective measures, be required to restate the affected historical financial statements, be subjected to investigations and/or sanctions by federal and state securities regulators, and be subjected to civil lawsuits by security holders. Any of the foregoing could also cause investors to lose confidence in our reported financial information and in our company and would likely result in a decline in the market price of our stock and in our ability to raise additional financing if needed in the future. Also, as a result of the Combination with FC-GEN that closed on February 2, 2015, we are evaluating our internal control policies and procedures and may make modifications to the design of our internal control policies and procedures.
Changes in the acuity mix of patients as well as payor mix and payment methodologies may significantly reduce our profitability or cause us to incur losses.

Our revenue is affected by our ability to attract a favorable patient acuity mix, and by our mix of payment sources. Changes in the type of patients we attract, as well as our payor mix among private payors, managed care companies, Medicare (both traditional Medicare and "managed" Medicare/Medicare Advantage) and Medicaid, significantly affect our profitability because not all payors reimburse us at the same rates. Particularly, if we fail to maintain our proportion of high-acuity patients or if there is any significant increase in the percentage of our population for which we receive Medicaid reimbursement, our financial position, results of operations and cash flow may be adversely affected. Furthermore, in recent periods we have continued to see a shift from to “traditional” fee-for-service Medicare patients to “managed” Medicare (Medicare Advantage) patients.  Reimbursement rates are generally lower for services provided to Medicare Advantage patients than they are for the same services provided to traditional fee-for-service Medicare patients.  This trend may continue in future periods.  Our financial results have been negatively affected by this shift to date.  Our financial results will continue to be negatively affected if the trend towards Medicare Advantage continues, and particularly if it accelerates.
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
We depend on implementing adequate cost management initiatives in response to fluctuations in levels of patient census in our businesses in order to maintain our current cash flow and earnings levels. Fluctuation in our patient census levels may become more common as we continue our emphasis in our skilled nursing facilities on patients with shorter stays but higher acuities. A decline in patient census levels would likely result in decreased revenue. If we are unable to put in place corresponding reductions in costs in response to decreases in our patient census or other revenue shortfalls, our financial condition and operating results could be adversely affected. There are limits in our ability to reduce the costs of our centers because we must maintain staffing levels.
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
We intend to selectively pursue acquisitions and development of skilled nursing facilities, assisted living facilities, contract rehabilitation therapy businesses, and other related healthcare operations. Acquisitions may involve significant cash expenditures, debt incurrence, operating losses and additional expenses that could have a material adverse effect on our financial position, results of operations and liquidity. Acquisitions involve numerous risks, including:

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

We lease a significant number of our facilities and may experience risks relating to lease termination, lease extensions and special charges.
Following the Combination with FC-GEN, Genesis Healthcare, Inc. faces risks because of the number of facilities we lease.  As of February 2, 2015, we leased approximately 80% of our centers and 40% of those centers were leased from Health Care REIT, Inc. (“HCN”) and an additional 36% were leased pursuant to master lease agreements with other landlords.  The loss or deterioration of our relationship with HCN may adversely affect our business.
Each of our lease agreements provide that the lessor may terminate the lease, subject to applicable cure provisions, for a number of reasons, including, the defaults in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease.  Termination of certain of our lease agreements could result in a cross-default under our debt agreements or other lease agreements.
Our leases generally provide for renewal or extension options. We expect to renew or extend our leases in the normal course of business; however, there can be no assurance that these rights will be exercised in the future or that we will be able to satisfy the conditions precedent to exercising any such renewal or extension.  In addition, if we are unable to renew or extend any of our master leases, we may lose all of the facilities subject to that master lease agreement.  If we are not able to renew or extend our leases at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, financial condition and results of operation could be adversely affected.
Our high percentage of facilities leased pursuant to master lease agreements limits our ability to exit markets. As a result, if some facilities should prove to be unprofitable, we may remain obligated for lease payments even if we decide to withdraw from those locations.  We could incur special charges relating to the closing of such facilities, including lease termination costs, impairment charges and other special charges that would reduce our profits and could have a material adverse effect on our business, financial condition or results of operations.

Global economic conditions may impact our ability to obtain additional financing on commercially reasonable terms or at all and our ability to expand our business may be harmed.
Global market and economic conditions in recent years have been very challenging with tight credit conditions and slow or negative economic growth in most major economies generally expected to continue in 2015 and possibly beyond. Ongoing concerns about the systemic impact of potential long-term and widespread economic recession or stagnation, energy costs, geopolitical issues, sovereign debt issues, the availability and cost of credit, and the global real estate and mortgage markets have contributed to increased market volatility, uncertainty and liquidity issues for both borrowers and investors. These conditions, combined with volatile prices for energy, food and other commodities, unstable business and consumer confidence, and significant unemployment, have contributed to pronounced economic volatility.
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
We have now and will for the foreseeable future continue to have a significant amount of indebtedness, both before and after the Combination with FC-GEN. At December 31, 2014, our total indebtedness was approximately $410.8 million.

Following the Combination with FC-GEN, our total funded indebtedness is approximately $970.0 million. Our substantial indebtedness could have important consequences. For example, it could:

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
Following the Combination with FC-GEN, we will have significant indebtedness in multiple instruments that bear interest at variable rates. Interest rate changes could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability. See Item 7 - Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources and Item 7A.    Quantitative and Qualitative Disclosures About Market Risk for a description of the types and level of indebtedness following the Combination.
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
As of December 31, 2014, approximately 531 of our 13,025 active employees were represented by unions and covered by collective bargaining agreements. Following the Combination, approximately 8,900 of the combined workforce of approximately 95,000 will be represented by unions and covered by collective bargaining agreements. In addition, certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry.

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
Following the Combination, we may not be able to successfully integrate our operations with FC-GEN's, which could adversely affect us and the market price of our common stock.
We cannot be certain whether, and to what extent, any strategic, operational, financial or other anticipated benefits of the Combination with FC-GEN will be achieved. Even if achieved, such benefits may be delayed or reduced in their realization. The success of the Combination will depend, in part, on achieving efficiencies and cost savings, and no assurances can be given that such efficiencies and savings will result following the Combination. Integration may be complex and may cause disruptions in the business of the combined company. Failure to integrate quickly and effectively may negatively impact our earnings.
The market price of our common stock may decline as a result of the Combination if the integration is unsuccessful, delayed or inconsistent with the expectations of financial analysts or investors.
We have incurred substantial costs and expect to incur additional transaction and integration costs in connection with the Combination.
We have incurred significant transaction costs in connection with the Combination with FC-GEN and expect to incur additional costs in connection with the integration of the combined company. Although we expect to achieve strategic, operational and financial benefits as a result of the Combination, such benefits may be offset by the costs of integration or otherwise not be realized in the near term, or at all.
We may not be able to retain key employees following the acquisition, and such inability to retain employees could adversely affect our business.
The success of the combined company following the Combination with FC-GEN will depend in part on the ability to retain key employees who are expected to continue employment. If key employees decide not to remain with the combined company, it is possible we may be unable to secure employment of suitable replacements on reasonable terms. In addition, if key employees terminate their employment, the attention of management of the combined company might be diverted from the efforts to successfully integrate our and FC-GEN's operations to hiring suitable replacements.
Risks Related to Ownership of Our Class A Common Stock
The holders of a majority of the voting power of Genesis’ common stock have entered into a voting agreement, and the voting group’s interests may conflict with yours.
The holders of a majority of the voting power of Genesis’ common stock have entered into a voting agreement governing the election of our directors following the Combination. These holders constitute a “group” (as such term is defined in Section 13(d) of the Exchange Act) controlling a majority of the voting power of Genesis’s common stock (the “Voting Group”), and we therefore remain a “controlled company” following the Combination. Our Class A common stock, Class B common stock and Class C common stock each have one vote per share. As of February 2, 2015, the Voting Group owned shares of common stock representing over 63% of the combined voting power of our outstanding common stock. Accordingly, the Voting Group will generally have the power to control the outcome of matters on which stockholders are entitled to vote. Such matters include the election and removal of directors, the adoption or amendment of our certificate of incorporation and bylaws, possible mergers, corporate control contests and significant transactions. Through its control of elections to our board of directors, the Voting Group may also have the ability to appoint or replace our senior management and cause us to issue additional shares of our common stock or repurchase common stock, declare dividends or take other actions. The Voting Group may make decisions regarding our company and business that are opposed to our other stockholders’ interests or with which they disagree. The Voting Group may also delay or prevent a change of control of us, even if the change of control would benefit our other stockholders, which could deprive our other stockholders of the opportunity to receive a premium for their Class A common stock. The significant concentration of stock ownership and voting power may also adversely affect the trading price of our Class A common stock due to investors’ perception that conflicts of interest may exist or arise. To the extent that the interests of our public stockholders are harmed by the actions of the Voting Group, the price of our Class A common stock may be harmed.
Some of our directors are significant stockholders or representatives of significant stockholders, which may result in the diversion of corporate opportunities and other potential conflicts.
Our board of directors includes certain of our significant stockholders and representatives of certain of our significant stockholders. Those stockholders and their affiliates may  invest in entities that directly or indirectly compete with us, companies with which we transact business, or companies in which they are currently invested or in which they serve as an officer or director may already compete with us. As a result of these relationships, when conflicts between the interests of those stockholders or their affiliates and the interests of our other stockholders arise, these directors may not be disinterested.
Also, in accordance with Delaware law, our board of directors adopted resolutions to specify the obligation of certain of our directors to present certain  corporate opportunities  to the Company.  While such directors are required to present to us any corporate opportunities in our core businesses (as they may be expanded by our board of directors) and any other opportunity that is expressly offered as an opportunity for the Company, the resolutions also renounce our rights to certain other business opportunities.  The resolutions further provide that such directors will not be liable to us or our stockholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that any such individual directs a corporate opportunity (other than certain types of opportunities set forth in the resolutions) to any person instead of the Company or is engaged in certain current business activities, or does not refer or communicate information regarding such corporate opportunities to the Company.  Accordingly, we may not be presented with certain corporate opportunities that we may find attractive and may wish to pursue.
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

•	sales of Class B common stock by Onex,

•	sales of OP units by the Voting Group or members of our management team;

•	additions or departures of key personnel; and

•	our results of operations, financial performance and future prospects.
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
Certain of our stockholders who are parties to a voting agreement control a majority of the voting power of our outstanding common stock. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:

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
We elect to be treated as a controlled company and thus utilize some of these exemptions. In addition, although we currently have a board composed of a majority of independent directors and have adopted charters for our audit, corporate governance, quality and compliance and compensation committees, and intend to conduct annual performance evaluations for these committees, none of these committees are composed of independent directors, except for our audit committee. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of NYSE corporate governance requirements.

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
In addition to the effect that the concentration of ownership and voting power in our significant stockholders may have, our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that may enable our management to resist a change in control. These provisions may discourage, delay or prevent a change in the ownership of our company or a change in our management, even if doing so might be beneficial to our stockholders. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our Class A common stock. The provisions in our amended and restated certificate of incorporation or amended and restated bylaws include:

•
our board of directors is authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of our Class A common stock, Class B common stock and Class C common stock;

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

•
special meetings of the stockholders are permitted to be called only by the chairman of our board of directors, our chief executive officer,by a majority of our board of directors or by a majority of the voting power of the shares entitled to vote in connection with the election of directors of Genesis;

•	stockholders are not permitted to cumulate their votes for the election of directors;

•	newly created directorships resulting from an increase in the authorized number of directors or vacancies on our board of directors will be filled only by majority vote of the remaining directors;

•	a majority of our board of directors is expressly authorized to make, alter or repeal our bylaws; and

•
the affirmative vote of the holders of at least 66 2/3% of the combined voting power of the shares entitled to vote in connection with the election of directors of Skilled Healthcare is required to amend, alter, change, or repeal, or to adopt any provision inconsistent with the purpose and intent of certain articles of the Restated Charter relating to the management of Genesis’ business and conduct of the affairs; the rights to call special meetings of the stockholders; the ability to take action by written consent in lieu of a meeting of stockholders; the obligations of Genesis to indemnify its directors and officers; amendments to the bylaws; and amendments to the certificate of incorporation.

We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our amended and rested certificate of incorporation, amended and restated bylaws and Delaware law could discourage acquisition proposals and make it more difficult or expensive for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delaying or impeding a merger, tender offer or proxy contest involving us. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our Class A common stock to decline.
Risks Related to Our Organizational Structure
We will be required to pay the other members of FC-GEN for certain tax benefits we may claim as a result of the tax basis step-up we receive in connection with exchanges of the members of FC-GEN for Genesis shares. In certain circumstances, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual tax benefits we realize.
        FC-GEN Class A Common Units may be exchanged for shares of Class A common stock. Such exchanges of Class A Common Units in FC-GEN may result in increases in the tax basis of the assets of FC-GEN that otherwise would not have been available. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax we would otherwise be required to pay in the future. These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent the increased tax basis is allocated to those capital assets.
        On February 2, 2015 we entered into a tax receivable agreement ("the TRA") with the members of FC-GEN that provides for the payment by us to such members of FC-GEN of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (a) the increases in tax basis attributable to the members of FC-GEN and (b) tax benefits related to imputed interest deemed to be paid by us as a result of this TRA. While the actual increase in tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, the payments that we may make to the members of FC-GEN could be substantial.
Although we are not aware of any issue that would cause the Internal Revenue Service (the “IRS”) to challenge a tax basis increase, the IRS may challenge all or part of these tax basis increases, and a court could sustain such a challenge. In such event, the FC-GEN members generally will not reimburse us for any payments that may previously have been made to them under the TRA. As a result, in certain circumstances we could make payments to the FC-GEN members under the TRA in excess of our cash tax savings.
        In addition, the TRA provides that, upon a merger, asset sale or other form of business combination or certain other changes of control or if, at any time, we elect an early termination of the TRA, our (or our successor's) obligations with respect to exchanged or acquired Class A Common Units (whether exchanged or acquired before or after such change of control or early termination) would be based on certain assumptions, including that (i) in a case of an early termination, we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the TRA; (ii) in the case of a change of control, we would have taxable income at least equal to our taxable income for the 12-month period ending on the last day of the month immediately preceding the change of control; and (iii) any Class A Common Units that have not been exchanged will be deemed exchanged for the market value of the Class A common stock at the time of early termination or change of control. Consequently, it is possible, in these circumstances also, that the actual cash tax savings realized by us may be significantly less than the corresponding TRA payments.
If Genesis were deemed an "investment company" under the Investment Company Act of 1940 as a result of its ownership of FC-GEN, applicable restrictions could make it impractical for us to continue our business as contemplated and could materially and adversely affect our operating results.
        If Genesis were to cease participation in the management of FC-GEN, its interests in FC-GEN could be deemed an "investment security" for purposes of the Investment Company Act of 1940 (the "1940 Act"). Generally, a person is deemed to be an "investment company" if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items), absent an applicable exemption. Genesis has substantially no assets other than its equity interests in the managing member of FC-GEN and FC-GEN’s interests in its subsidiaries. A determination that this interest in FC-GEN was an investment security could result in Genesis being an investment company under the 1940 Act and becoming subject to the registration and other requirements of the 1940 Act. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and have a material adverse effect on our business and operating results and the price of our Class A common stock.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
As of December 31, 2014, our 95 long-term care facilities consisted of 72 of which were owned, 23 of which were leased. In addition, we own five facilities that have been leased to an unaffiliated third party operator. As of December 31, 2014, our operated facilities had a total of 10,275 licensed beds.

The following table provides information by state as of December 31, 2014 regarding the skilled nursing and assisted living facilities that we owned and leased.

	Owned Facilities		Leased Facilities		Total Facilities
	Number	Licensed Beds	Number	Licensed Beds	Number	Licensed Beds
California	12	1,384	12	1,545	24	2,929
Kansas	26	1,439	1	96	27	1,535
Texas	21	3,055	—	—	21	3,055
Nevada	2	134	1	190	3	324
Missouri	7	1,011	—	—	7	1,011
New Mexico	2	208	8	968	10	1,176
Iowa	2	164	—	—	2	164
Nebraska	—	—	1	81	1	81
Total	72	7,395	23	2,880	95	10,275
Skilled nursing	51	6,349	22	2,714	73	9,063
Assisted living	21	1,046	1	166	22	1,212
Skilled nursing facilities leased to unaffiliated third party operator	5	—	—	—	5	—
Following the Combination with FC-GEN, as of February 18, 2015, the combined company operates in 416 additional facilities, 389 of which are leased, 18 of which have been managed by Genesis for unaffiliated operators, six of which are joint ventures and three of which are owned by the combined company. The combined company's operated facilities have an additional 49,123 licensed beds.
Following the Combination with FC-GEN, our executive offices are located in Kennett Square, Pennsylvania and we have several other corporate offices, including Towson, Maryland, Albuquerque, New Mexico, and Foothill Ranch, California. We own our chief executive offices in Kennett Square, Pennsylvania. Prior to the Combination with FC-GEN, our executive offices were located in Foothill Ranch, California.

Item 3.	Legal Proceedings
For information regarding certain pending legal proceedings to which we are a party or our property is subject, see Note 13, "Commitments and Contingencies—Legal Matters," to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is listed on the New York Stock Exchange under the symbol "GEN." Information with respect to sales prices and record holders of our Class A common stock is set forth below. There is no established trading market for our Class B common stock or Class C common stock. Prior to the Combination, Genesis Class A common stock traded under the symbol "SKH" on the New York Stock Exchange.

Market Information
The following table sets forth, for the indicated quarterly periods, the high and low sale prices of our Class A common stock as reported by the New York Stock Exchange:

Year Ended December 31, 2014	High ($)	Low ($)
First quarter	$5.50	$4.08
Second quarter	7.15	4.77
Third quarter	7.90	5.75
Fourth quarter	9.00	6.06
Year Ended December 31, 2013	High ($)	Low ($)
First quarter	$6.90	$4.99
Second quarter	7.51	5.96
Third quarter	6.81	4.10
Fourth quarter	5.25	4.19
On February 18, 2015, the closing sales price of our Class A common stock on the New York Stock Exchange was $8.82 per share. On that date, there were 87 holders of record of our Class A common stock, 14 holders of record of our Class B common stock, and 72 holders of record of our Class C common stock.
Dividend Payment
We did not declare or pay cash dividends in either 2014 or 2013 on our Class A common stock or Class B common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general purposes, including to service or repay our debt and to fund the operation and expansion of our business.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below sets forth information with respect to purchases of our Class A common stock made by us or on our behalf during the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2014	—	$—	n/a	n/a
November 1 - 30, 2014	2,024	$7.03	n/a	n/a
December 1 - 31, 2014	177,858	$8.57	n/a	n/a
Total:	179,882	$8.55	n/a	n/a

(1)
Reflects shares forfeited to us upon the vesting of restricted stock granted to participants in our 2007 Incentive Award Plan, to satisfy applicable tax withholding obligations with respect to such vesting. We did not have any publicly announced plans or programs to purchase our Class A common stock in the quarter ended December 31, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans
We primarily issue stock options, restricted stock, and restricted stock units under our share-based compensation plans, which are part of a broad-based, long-term retention program that is intended to attract and retain talented employees and directors, and align stockholder and employee interests.

Pursuant to our Amended and Restated Skilled Healthcare Group, Inc. 2007 Incentive Award Plan, or 2007 Plan, we grant stock-based awards, including stock options, restricted stock awards, and restricted stock units, to employees and directors. Options are granted to purchase shares of our Class A common stock at a price not less than the fair market value of our Class A common stock on the date of grant. The 2007 Plan provides for the grant of incentive and non-qualified stock options as well as stock appreciation rights, restricted stock, restricted stock units, performance units and shares, and other stock-based awards. Generally, option grants and restricted stock awards to employees vest over four years and are exercisable for up to 10 years from the grant date. Our awards to certain executives have performance based criteria that must be met in order for the awards to vest. The Board of Directors may terminate the 2007 Plan at any time. Only shares of our Class A common stock can be issued or transferred pursuant to awards under the 2007 Plan. Upon closing of the Combination, options to purchase shares of common stock and shares of restricted stock automatically vested.
Additional information regarding our stock option plans and plan activity for fiscal year 2014, 2013 and 2012 is provided in the notes to our consolidated financial statements in this annual report, see Note 12, "Stock-Based Compensation."
The equity compensation plan information set forth in Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this report contains information concerning securities authorized for issuance under our equity compensation plans.
Stock Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our Class A common stock since December 31, 2009, to two indices: the S&P 500 and the Morningstar Long-Term Care Index. The graph assumes an initial investment of $100 on December 31, 2009, assuming reinvestment of dividends, if any. The comparisons in the graph are required by the U.S. Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our Class A common stock. The following graph and related information shall not be deemed "soliciting material" or deemed to be "filed" with the U.S. Securities and Exchange Commission, nor shall such information be incorporated by reference into any SEC filing unless we specifically incorporate it by reference into the particular filing.
COMPARISON OF CUMULATIVE TOTAL RETURN ON INVESTMENT
Assuming $100 Investment on December 31, 2009

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Genesis Healthcare, Inc.	$100.00	$120.54	$73.29	$85.50	$64.56	$115.03
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Morningstar LTC Index	100.00	119.18	96.24	129.83	170.62	199.81

Item 6.	Selected Financial Data
We derived the selected historical consolidated financial data below for each of the years ended December 31, 2014, 2013, and 2012, and as of December 31, 2014 and 2013, from our audited consolidated financial statements included elsewhere in this report. We derived the selected historical consolidated financial data for the years ended December 31, 2011 and 2010 and as of December 31, 2012, 2011 and 2010 from our consolidated financial statements not included in this report. Historical results are not necessarily indicative of future performance.
Our selected historical consolidated statements of operations have been recast to reflect our disposal of two skilled nursing facilities on December 1, 2013, as discontinued operations for the years ended December 31, 2014, 2013, and 2012, and the disposal of a Ventura, California hospice business, which we closed in September 2009, as discontinued operations for the year ended December 31, 2009. Please refer to the information set forth below in conjunction with other sections of this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated historical financial statements and related notes included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statement of Operations Data
Revenue	$833,256	$842,272	$857,899	$851,875	$818,962
Expenses	804,756	816,747	783,154	1,016,383	780,621
Total other (expenses) income, net	(30,655)	(34,614)	(39,458)	(36,854)	(38,186)
(Loss) income from continuing operations before (benefit) provision for income taxes	(2,155)	(9,089)	35,287	(201,362)	155
(Benefit) provision for income taxes	(1,248)	(2,905)	12,896	2,892	1,995
(Loss) income from continuing operations	(907)	(6,184)	22,391	$(204,254)	(1,840)
(Loss) income from discontinued operations, net of tax	—	(4,300)	(794)	211	—
Net (loss) income	$(907)	$(10,484)	$21,597	$(204,043)	$(1,840)
(Loss) earnings Per Share Data:
(Loss) earnings per common share from continuing operations, basic	$(0.02)	$(0.17)	$0.60	$(5.50)	$(0.05)
(Loss) earnings per common share from discontinued operations, basic	—	(0.11)	(0.02)	0.01	—
(Loss) earnings per common share, basic	$(0.02)	$(0.28)	$0.58	$(5.49)	$(0.05)
(Loss) earnings per common share from continuing operations, diluted	$(0.02)	$(0.17)	$0.60	$(5.50)	$(0.05)
(Loss) earnings per common share from discontinued operations, diluted	—	(0.11)	(0.02)	0.01	—
(Loss) earnings per common share, diluted	$(0.02)	$(0.28)	$0.58	$(5.49)	$(0.05)
Weighted-average common shares outstanding, basic	38,125	37,533	37,389	37,145	36,988
Weighted-average common shares outstanding, diluted	38,125	37,533	37,589	37,145	36,988
Other Financial Data
Capital expenditures (excluding acquisitions)	$(12,981)	$(13,436)	$(19,522)	$(16,298)	$(41,155)
Net cash provided by operating activities	26,321	47,921	42,676	99,380	75,021
Net cash used in investing activities	(11,825)	(493)	(19,525)	(39,917)	(46,168)
Net cash used in financing activities	(15,044)	(45,254)	(37,165)	(47,638)	(27,762)
EBITDA(1)	53,407	44,305	95,382	(139,268)	61,276
EBITDA margin(1)	6.4%	5.3%	11.1%	(16.3)%	7.5%
Adjusted EBITDA(1)	78,820	72,330	101,119	128,822	120,248
Adjusted EBITDA margin(1)	9.5%	8.6%	11.8%	15.1%	14.7%
EBITDAR(2)	73,407	63,133	113,323	(121,425)	80,314
EBITDAR margin(2)	8.8%	7.5%	13.2%	(14.3)%	9.8%
Adjusted EBITDAR(2)	98,820	91,158	119,060	146,665	139,286
Adjusted EBITDAR margin(2)	11.9%	10.8%	13.9%	17.2%	17.0%

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$3,629	$4,177	$2,003	$16,017	$4,192
Working capital	46,091	44,629	34,522	41,336	49,946
Property and equipment and leased facility assets, net	340,074	351,238	380,658	386,294	387,322
Total assets	650,956	643,416	682,636	697,199	945,998
Long-term debt (including current portion and the revolving credit facility)	410,845	419,125	448,967	475,483	519,963
Total stockholders’ equity	$95,259	$92,232	$99,831	$73,596	$274,740
________________
Notes

(1)
We define EBITDA as net (loss) income before depreciation, amortization and interest expense (net of interest income) and the provision for income taxes. EBTDA margin is EBITDA as a percentage of revenue. Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the periods presented in this report includes gains or losses on debt retirement costs, impairment charges, litigation settlement costs, combination related expenses, the loss on disposal of property and equipment, expenses related to the exploration of strategic alternatives, and exit costs related to the disposition of certain of our operations in Northern California (each to the extent applicable in the appropriate period.)

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

Finally, we use Adjusted EBITDA to determine compliance with our debt covenants and assess our ability to borrow additional funds and to finance or expand operations. Prior to the Combination, our senior secured credit facility used a measure substantially similar to Adjusted EBITDA as the basis for determining compliance with our financial covenants, specifically our minimum interest coverage ratio and our maximum total leverage ratio, and for determining the interest rate of our first lien term loan. For example, the senior secured credit facility included adjustments to EBITDA for (i) gain or losses on sale of assets, (ii) the write-off of deferred financing costs of extinguished debt, (iii) pro forma adjustments for acquisitions to show a full year of EBITDA and interest expense, (iv) sponsorship fees paid to Onex which totals $0.5 million annually, (v) non-cash stock compensation and (vi) impairment of long-lived assets. Our noncompliance with these financial covenants could lead to acceleration of amounts due under our senior secured credit facility.
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

The following table provides a reconciliation of our net (loss) income, which is the most directly comparable financial measure presented in accordance with U.S. GAAP for the periods indicated, to EBITDA, EBITDAR, Adjusted EBITDAR and Adjusted EBITDA:

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net (loss) income	$(907)	$(10,484)	$21,597	$(204,043)	$(1,840)
(Benefit) provision for income taxes	(1,248)	(2,905)	12,896	2,892	1,995
Depreciation and amortization	24,322	23,771	23,641	23,602	25,047
Interest expense, net of interest income	31,240	33,923	37,248	38,281	36,074
EBITDA	53,407	44,305	95,382	(139,268)	61,276
Rent cost of revenue	20,000	18,828	17,941	17,843	19,038
EBITDAR	73,407	63,133	113,323	(121,425)	80,314
EBITDA	53,407	44,305	95,382	(139,268)	61,276
Discontinued operations, net of tax (a)	—	4,300	794	(211)	—
Loss (gain) on sale of assets (b)	68	—	—	290	(2,243)
Impairment of long-lived assets (c)	82	19,000	—	270,478	—
Governmental investigation expense (d)	6,000	—	—	—	—
Litigation settlement costs,(net of recoveries) (e)	—	—	—	(4,488)	53,505
Debt modification/retirement cost (f)	843	2,828	4,126	—	7,010
Merger related expense (g)	13,697	306	—	—	700
Legal expense for non-routine matters (h)	2,285	2,531	—	—	—
Expenses related to the exploration of strategic alternatives (i)	—	—	—	716	—
Exit costs related to Northern California divestiture (j)	—	—	—	820	—
Recovery of expenses related to the divestiture of Westside Campus of Care facility (k)	—	—	—	(265)	—
Change in fair value of contingent consideration (l)	(576)	(3,702)	817	750	—
Organization restructure costs (m)	1,592	2,343	—	—	—
Exit costs related to divested facilities (n)	397	—	—	—	—
Losses at skilled nursing facility not at full operation (o)	1,025	—	—	—	—
Closure of California home health agency (p)	—	419	—	—	—
Adjusted EBITDA	78,820	72,330	101,119	128,822	120,248
Rent cost of revenue	20,000	18,828	17,941	17,843	19,038
Adjusted EBITDAR	$98,820	$91,158	$119,060	$146,665	$139,286
________________
Notes

(a)
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

(d)
On or about August 6, 2014, in relation to its investigation of Creekside Hospice, the DOJ filed a notice of intervention in two pending qui tam proceedings filed by private party relators under the FCA and the NFCA and advised that it intended to take over the actions and file an amended complaint within 90 days, asserting that certain claims for hospice services provided by Creekside Hospice in the time period 2010 to 2013 did not meet Medicare requirements for reimbursement and are in violation of the civil False Claims Act. The DOJ filed its complaint in intervention on November 25, 2014, against Creekside, Skilled Healthcare Group, Inc., and Skilled Healthcare, LLC, asserting, among other things, that certain claims for hospice services provided by Creekside in the time period 2010 to 2013 did not meet Medicare requirements for reimbursement and are in violation of the civil False Claims Act. The DOJ is pursuing False Claims Act, NFCA, and federal common law claims remedies in an unspecified amount, with a request to treble provable damages and impose penalties per proved false claim in the amount ranging from $5,500 to $11,000 per claim, as applicable. While the Company denies the allegations and will defend this action, the Company has accrued $6.0 million as a contingent liability in connection with the matter, but it could ultimately cost more than that amount to settle or otherwise resolve it, including to satisfy any judgment that might be rendered against the Company or Creekside Hospice if the litigation defense were ultimately unsuccessful.

(e)
In 2011, we recorded $4.5 million of insurance recoveries related to the litigation settlement expense of $53.5 million recorded during the third quarter of 2010. The $53.5 million was comprised of a $50.0 million cash settlement related to the Humboldt County Action described in "Note 13, Commitments and Contingencies-Legal Matters," and $3.0 million of related legal expenses, and $0.5 million in costs related to a securities class action related to our initial public offering (which was settled in September 2010).

(f)
For the year ended December 31, 2014, we recorded debt modification/retirement costs of $0.8 million. The entire amount was related to the June 2014 credit facility agreement. During 2013, we recorded debt modification/retirement costs of $2.8 million. Of the $2.8 million expensed for debt modification, $1.1 million related to the June 2013 credit facility amendment. The remaining $1.7 million was related to deferred financing fees expensed on the extinguishment of term debt that was refinanced with HUD insured loans as well as the term debt that was refinanced with MidCap Financial. In the second quarter of 2012, we refinanced our senior subordinated notes (the "2014 Notes") and recorded debt retirement cost of $4.1 million. During the second quarter of 2010, we recorded debt retirement cost of $7.0 million in conjunction with the refinancing of our senior secured credit facility due to the expensing of deferred financing fees of $6.6 million and $0.4 million of interest rate swap termination costs as the swaps were incompatible with the refinanced credit facility.

(g)
On February 2, 2015, the business and operations of Skilled and FC-GEN were combined. During 2014, we incurred $13.7 million in due diligence and merger related costs, including $2.0 million of employee severance costs. We expect to incur an additional $4.8 million of severance costs in 2015. In 2013, we incurred $0.3 million in the proposals to discuss the Combination. In 2010, hospice and home health costs of services included $0.7 million of non-recurring acquisition and due diligence related costs.

(h)	In 2014 and 2013 we incurred $2.3 million and $2.5 million, respectively, in legal expenses related to government investigations and similar non-routine legal matters.

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

(l)
A benefit of $0.6 million and $3.7 million was recorded in 2014 and 2013, respectively, for the change in fair value of contingent consideration related to the 2010 hospice and home health acquisition due to reductions in forecasted EBITDA, which reduced the likelihood of the businesses achieving their EBITDA target necessary for the earn-out to be paid in future period.

(m)	We recorded $1.6 million and $2.3 million in organization restructure costs during 2014 and 2013, respectively.

(n)	During 2014 we recorded $0.4 million in costs related to Sycamore and Dallas facilities divested during the end of 2013.

(o)	In 2014 we recorded $1.0 million related to our Kansas City Traditional Care Center which was commencing operations.

(p)	In the third quarter of 2013 we recorded a $0.4 million intangible asset impairment charge related to the closure of our California home health agency.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Business Overview
The disclosures in this Management's Discussion and Analysis of Financial Condition and Results of Operations generally relate to a period prior to the February 2, 2015 closing of the Combination. As a result, the terms "Skilled," "we," "us," "our" and the "Company," and similar terms used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, refer collectively to Genesis prior to the Combination (then named "Skilled Healthcare Group, Inc.") and its then consolidated wholly-owned subsidiaries and do not give effect to the Combination, unless the context requires otherwise.
Genesis is a holding company with subsidiaries that, on a combined basis as of the date of this report, comprise one of the nation's largest post-acute care providers with more than 500 skilled nursing centers and assisted/senior living communities in 34 states nationwide. Genesis subsidiaries also supply rehabilitation and respiratory therapy to more than 1,800 healthcare providers in 47 states and the District of Columbia. In addition, Genesis subsidiaries provide a full complement of administrative and consultative services to our affiliated operators and third-party operators with whom we contract to allow them to better focus on delivery of healthcare services. There were 25 such service agreements with unaffiliated or jointly owned skilled nursing facility operators. All of our healthcare operating subsidiaries focus on providing high-quality care to the people we serve, and our skilled nursing facility subsidiaries, which comprise the largest portion of our consolidated business, have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients.
On February 2, 2015, Genesis completed the previously announced Combination with FC-GEN. FC-GEN, now a subsidiary of Genesis, offers inpatient services through its network of 413 skilled nursing and assisted living facilities across 28 states, consisting of 379 skilled nursing facilities and 34 assisted living facilities. Of the 413 facilities, 386 are leased, 18 are managed, six are joint ventures and three are owned. Collectively, these skilled nursing and assisted living facilities have 48,922 licensed beds, approximately 49% of which are concentrated in the states of Massachusetts, Maryland, New Jersey, Pennsylvania and West Virginia. See "Note 18 - Combination with FC-GEN and Item 7 - Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources," for further details.
As of December 31, 2014, we operated 73 skilled nursing and 22 assisted living owned or leased facilities, together comprising 10,275 licensed beds. We also lease five skilled nursing facilities in California to an unaffiliated third party operator. Our skilled nursing and assisted living facilities, approximately 77% of which we own, are located in California, Texas, Iowa, Kansas, Missouri, Nebraska, Nevada and New Mexico, and are generally clustered in large urban or suburban markets. For the twelve months ended December 31, 2014, we generated approximately 75.2% of our revenue from our skilled nursing facilities, including our integrated rehabilitation therapy services at these facilities. The remainder of our revenue is generated from our assisted living services, rehabilitation therapy services provided to third-party facilities, hospice care and home health services, and lease of five skilled nursing facilities to an unaffiliated third party operator.
Our revenue was $833.3 million and $842.3 million for the years ended December 31, 2014 and 2013, respectively. We focus on acquiring existing facilities and businesses, developing new facilities and businesses, and improving our occupancy (census) rate and our skilled mix, which is the number of Medicare and managed care patient days at our skilled nursing facilities divided by the total number of patient days at our skilled nursing facilities for any given period. Medicare and managed care payors typically provide higher reimbursement than other payors because patients in these programs typically require a greater level of care and service.
As of December 31, 2014, we operated our business in three reportable operating segments: (1) long-term care services, which includes the operation of skilled nursing and assisted living facilities and is the most significant portion of our business; (2) therapy services, which includes our rehabilitation therapy services business; and (3) hospice and home health services, which includes our hospice and home health businesses. The “other” category includes general and administrative items. Our reporting segments are business units that offer different services, and that are managed separately due to the nature of services provided.

Acquisitions, Developments, and Divestiture
In September 2013, we ceased operations at our home health agency in California.
On December 1, 2013, our facility operated by a wholly owned subsidiary of our business, the Dallas Center of Rehabilitation, LLC ("DCR"), was sold to an unaffiliated third party. In addition, we transferred the operations of a leased facility, Sycamore Rehabilitation, to the same third party.
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

	Year Ended December 31,
	2014	2013	2012
Occupancy statistics (skilled nursing facilities):
Available beds in service at end of period	8,673	8,587	8,595
Available patient days	3,147,130	3,136,805	3,145,738
Actual patient days	2,566,750	2,578,563	2,611,025
Occupancy percentage	81.6%	82.2%	83.0%
Skilled mix	21.8%	21.8%	22.0%
Average daily number of patients	7,032	7,065	7,134

Hospice average daily census	999	1,262	1,397
Home health episodic-based admissions	7,900	8,432	8,341
Home health episodic-based recertifications	1,863	1,942	1,624

EBITDA(1) (in thousands)	$53,407	$44,305	$95,382
Adjusted EBITDA(1) (in thousands)	$78,820	$72,330	$101,119
EBITDAR(2) (in thousands)	$73,407	$63,133	$113,323
Adjusted EBITDAR(2) (in thousands)	$98,820	$91,158	$119,060
Revenue per patient day (skilled nursing facilities prior to intercompany eliminations)
LTC only Medicare (Part A)	$523	$520	$513
Medicare blended rate (Part A & B)	579	570	574
Managed care (Part A)	408	393	383
Managed care blended rate (Part A & B)	417	402	392
Medicaid	173	164	160
Private and other	176	172	172
Weighted-average	$244	$237	$236

Patient days by payor (skilled nursing facilities)
Medicare	293,140	308,516	339,557
Managed Care	266,369	252,092	233,981
Total skilled mix days	559,509	560,608	573,538
Private and other	385,405	414,020	421,146
Medicaid	1,621,836	1,603,935	1,616,341
Total days	2,566,750	2,578,563	2,611,025

Patient days as a percentage of total patient days (skilled nursing facilities)
Medicare	11.4%	12.0%	13.0%
Managed Care	10.4	9.8	9.0
Skilled mix	21.8	21.8	22.0
Private and other	15.0	16.1	16.1
Medicaid	63.2	62.1	61.9
Total	100.0%	100.0%	100.0%

Revenue from (total company):
Medicare	28.4%	30.9%	33.6%
Managed care, private pay, and other	37.5	37.5	36.0
Quality mix	65.9	68.4	69.6
Medicaid	34.1	31.6	30.4
Total	100.0%	100.0%	100.0%

	As of December 31,
	2014	2013	2012
Facilities:
Skilled nursing facilities:
Owned	51	51	52
Leased	22	21	22
Total skilled nursing facilities	73	72	74
Total licensed beds	9,063	8,967	9,181
Skilled nursing facilities leased to unaffiliated third party operator	5	5	5

Assisted living facilities:
Owned	21	21	21
Leased	1	1	1
Total assisted living facilities	22	22	22
Total licensed beds	1,212	1,212	1,212
Total facilities	100	99	101
Available beds in service (SNF only)	8,673	8,587	8,809
Percentage of owned facilities	77.0%	77.8%	77.2%
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

The following table shows the revenue and percentage of our total revenue generated by each of these segments for the periods presented (dollars in thousands):

	Year Ended December 31,
	2014		2013		2012
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Percentage Change
							2014 vs. 2013	2013 vs. 2012
Long-term care services:
Skilled nursing facilities	$626,238	75.2%	$609,189	72.3%	$614,906	71.7%	2.8%	(0.9)%
Assisted living facilities	30,616	3.7	28,355	3.4	28,042	3.3	8.0	1.1
Administration of third party facilities	662	0.1	595	0.1	791	0.1	11.3	(24.8)
Leased facility revenue	3,201	0.3	3,122	0.3	3,060	0.3	2.5	2.0
Total long-term care services	660,717	79.3	641,261	76.1	646,799	75.4	3.0	(0.9)
Therapy services:
Third-party rehabilitation therapy services	89,921	10.8	102,169	12.1	104,403	12.2	(12.0)	(2.1)
Total therapy services	89,921	10.8	102,169	12.1	104,403	12.2	(12.0)	(2.1)
Hospice & home health services:
Hospice	57,897	6.9	71,268	8.5	80,306	9.3	(18.8)	(11.3)
Home health	24,721	3.0	27,574	3.3	26,391	3.1	(10.3)	4.5
Total hospice & home health services	82,618	9.9	98,842	11.8	106,697	12.4	(16.4)	(7.4)
Total	$833,256	100.0%	$842,272	100.0%	$857,899	100.0%	(1.1)%	(1.8)%

Sources of Revenue
The following table sets forth revenue consolidated by state in dollars and as a percentage of total revenue for the periods presented (dollars in thousands):

	Year Ended December 31,
	2014		2013		2012
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$335,325	40.2%	$343,948	40.8%	$342,398	39.9%
Texas	168,623	20.2	164,369	19.5	172,215	20.1
New Mexico	100,189	12.0	98,901	11.7	99,439	11.6
Kansas	63,690	7.7	60,848	7.2	61,662	7.2
Missouri	61,615	7.4	58,644	7.0	59,743	7.0
Nevada	54,467	6.6	59,410	7.1	62,916	7.3
Montana	13,470	1.6	14,220	1.7	15,665	1.8
Iowa	10,075	1.2	9,556	1.1	10,598	1.2
Idaho	9,571	1.1	10,603	1.3	10,300	1.2
Arizona	9,156	1.1	14,053	1.7	14,618	1.7
Nebraska	7,075	0.9	6,246	0.7	4,721	0.6
Indiana	—	—	1,474	0.2	3,624	0.4
Total	$833,256	100.0%	$842,272	100.0%	$857,899	100.0%

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
Skilled mix remained constant in 2014 and 2013 at 21.8%. We continued to experience a decrease in Medicare patient days partially offset by an increase in our Medicaid and Managed care patient days in 2014 as more seniors elected managed Medicare. Our managed care patient per day (PPD) rates are lower than our Medicare PPD rates and our managed care patients historically have had a shorter length of stay than our Medicare patients.
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
Therapy Services Segment
As of December 31, 2014, we provided rehabilitation therapy services to a total of 175 healthcare facilities, including 63 of our facilities, as compared to 174 facilities, including 62 of our facilities, as of December 31, 2013. In addition, we have contracts to manage the rehabilitation therapy services for our 10 healthcare facilities in New Mexico. The net increase of 1 facility serviced was comprised of 8 new facilities serviced, net of 7 cancellations. Rehabilitation therapy revenue derived from servicing our own facilities is included in our revenue from skilled nursing facilities. Our rehabilitation therapy business receives payment for services from the third-party skilled nursing facilities that it serves based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered. As of December 31, 2014, we provided rehabilitation therapy services to facilities in California, Kansas, Nevada, Texas, Missouri, Nebraska, and Iowa.
Hospice and Home Health Services Segment
Hospice. As of December 31, 2014, we provided hospice care in Arizona, California, Idaho, Montana, Nevada and New Mexico. We derive substantially all of the revenue from our hospice business from Medicare and managed care reimbursement.
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
We are subject to two limitations on Medicare payments for hospice services. First, if inpatient days of care provided to patients at a hospice exceed 20% of the total days of hospice care provided for an annual period beginning on November 1st, then payment for days in excess of this limit are paid for at the routine home care rate. None of our hospice programs exceeded the payment limits on inpatient services for 2009 through 2014.

Second, overall payments made by Medicare to us on a per hospice program basis are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The Medicare revenue paid to a hospice program from November 1 to October 31 may not exceed the annual aggregate cap amount. Up to the 2011 fiscal cap year, which began on November 1, 2010, this annual aggregate cap amount is calculated by multiplying the number of first time Medicare hospice beneficiaries during the year by the Medicare per beneficiary cap amount, resulting in that hospice’s aggregate cap, which is the allowable amount of total Medicare payments that hospice can receive for that cap year. This method is known as the streamlined method. Beginning with the 2011 fiscal cap year, unless an agency elected to stay with the streamlined method, the hospice cap amount is calculated under the proportional method, which spreads the hospice patient's lifetime cap allowance over the period for which the patient is under hospice care. For a hospice agency to estimate its cap exposure under the proportional method, the agency must estimate how long patients will stay on service. If a hospice exceeds its aggregate cap, then the hospice must repay the excess back to Medicare. The Medicare cap amount is reduced proportionately for patients who transferred in and out of our hospice services. The Medicare cap amount is adjusted annually for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. In 2014, 2013, and 2012 we estimated and recorded a cap reserve of $2.7 million, $5.6 million, and $4.1 million respectively. See Item 1A of this report, “Risk Factors—We are subject to a Medicare cap amount for our hospice business. Our net patient service revenue and profitability could be adversely affected by limitations on Medicare payments.”
Home Health. We provided home health care in Arizona, Idaho, Montana, Nevada, and New Mexico as of December 31, 2014. We derive the majority of the revenue from our home health business from Medicare. The payment is adjusted for the health condition and care needs of the beneficiary. The payment is also adjusted for the geographic differences in wages for home health agencies across the country. The adjustment for the health condition, or clinical characteristics, and service needs of the beneficiary is referred to as the case-mix adjustment. The home health PPS will provide home health agencies with payments for each 60-day episode of care for each beneficiary. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs.
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

	Year Ended December 31,
	2014					2013					2012
	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue %	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue %	Long-term Care Services	Therapy Services	Hospice & Home Health Services	Total Revenue	Revenue %
Medicare	$169,469	$—	$67,364	$236,833	28.4%	$175,705	$—	$84,426	$260,131	30.9%	$194,911	$—	$93,007	$287,918	33.6%
Medicaid	279,938	—	3,736	283,674	34.1	263,251	—	3,199	266,450	31.6	258,424	—	2,448	260,872	30.4
Subtotal Medicare and Medicaid	449,407	—	71,100	520,507	62.5	438,956	—	87,625	526,581	62.5	453,335	—	95,455	548,790	64.0
Managed Care	111,000	—	6,644	117,644	14.1	101,331	—	5,784	107,115	12.7	91,718	—	4,874	96,592	11.3
Private pay and other	100,310	89,921	4,874	195,105	23.4	100,974	102,169	5,433	208,576	24.8	101,747	104,403	6,367	212,517	24.7
Total	$660,717	$89,921	$82,618	$833,256	100.0%	$641,261	$102,169	$98,842	$842,272	100.0%	$646,800	$104,403	$106,696	$857,899	100.0%

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
The Company is participating in the recently established Upper Payment Limit (UPL) supplemental payment program in the state of Texas that provides supplemental Medicaid payments for skilled nursing facilities that are licensed to non-state government entities such as county hospital districts.  Company subsidiaries previously operating twenty Company-owned Texas skilled nursing facilities entered into transactions with such hospital districts providing for the transfer of the licenses for the twenty Company-owned Texas skilled nursing facilities to the hospital districts, and providing further for the Company’s operating subsidiaries to retain the management of those facilities on behalf of the hospital districts, which are all participating in the UPL program. Each affected Operating subsidiary therefore retains operations of its skilled nursing facility and each agreement between the hospital district and the Company subsidiary is terminable by either party to fully restore the prior license status.
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

Allowance for doubtful accounts
We maintain allowances for doubtful accounts related to estimated losses resulting from nonpayment of patient accounts receivable and third-party billings and notes receivable from customers. In evaluating the collectability of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection trends, the composition of patient accounts by payor, the status of ongoing disputes with third-party payors, underlying guarantees, and general industry conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our receivables from Medicare and Medicaid payor programs represent our only significant concentration of credit risk. We do not believe there to be significant credit risks associated with these governmental programs. If, at December 31, 2014, we were to recognize an increase of 10% in our allowance for doubtful accounts, our total current assets would decrease by $1.7 million, or 1.2%. There would also be a corresponding increase in operating expense.
Patient liability risks
Our professional liability and general liability reserve includes amounts for patient care related claims and incurred but not reported claims. Professional liability and general liability costs for healthcare services in many states continue to be expensive and difficult to estimate, although many states have implemented tort reform that has stabilized the costs. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, along with an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected number and cost of claims incurred but not reported and the expected costs to settle unpaid claims. Although we believe that our reserves are adequate, it is possible that this liability will require a material adjustment in the future. For example, an adverse professional liability judgment partially contributed to our predecessor's bankruptcy filing under Chapter 11 of the United States Bankruptcy Code in October 2001. If, at December 31, 2014, we were to recognize an increase of 10% in the reserve for professional liability and general liability, our total liabilities would be increased by $2.2 million, or 0.4%. There would also be a corresponding increase in operating expense. We record our professional and general liability reserves on an undiscounted basis.
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
As of December 31, 2014, there was no goodwill related to the long-term care reporting unit, $9.7 million related to the rehabilitation therapy reporting unit, $53.6 million related to the hospice reporting unit, and $5.5 million related to the home health reporting unit.

As of October 1, 2014, we compared the fair value of each reporting unit to its carrying value. We concluded that the fair values of the therapy, hospice, and the home health reporting units exceeded their carrying values. We have no goodwill at our long-term care reporting unit.
We assessed the fair value of the therapy, hospice, and home health services reporting units for goodwill impairment based upon a combination of a discounted cash flow (income approach) and a public company method (market approach). The income and market approaches were given equal weighting.
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
Therapy Unit Testing
Below are the key assumptions used to estimate the fair value for our therapy reporting unit at the time of our October 1, 2014 goodwill impairment test using the income approach:
• 2.0% long-term growth rate; and
• 11.5% discount rate
Our therapy services reporting unit experienced an average annual compounded growth rate in external revenue from 2007 to 2013 of 4.4%. We selected a long term growth rate of 2.0% for the discounted cash flow analysis conducted as part of the impairment analysis as the 2.0% long-term growth rate is our expected long−term growth rate from a combination of growth in external contracts, rate increases as well as occupancy and skilled mix increases at our third party customers, as well as the reimbursement changes discussed in Part I - Item 1 - Business - Industry Trends earlier in the document. This growth rate was also assumed to be 2.0% in the prior year analysis.
The operating expenses projected under the discounted cash flow method were based upon our historical expenses as a percentage of therapy revenue adjusted for known efficiencies or additional costs to be incurred. Capital expenditures in the therapy services reporting unit have historically been negligible.
The discount rate used to present value cash flows under the discounted cash flow method is a significant assumption in the analysis. The discount rate was developed using the capital asset pricing model through which a weighted average cost of capital was derived. The cost of equity was assumed to be 14.3% and the pre-tax cost of debt was assumed to be 4.7%, or about 2.8% after tax. Assuming a capital structure of 25% debt and 75% equity, the average cost of capital was determined to be 11.5%, which was used as the discount rate. A 0.5% decrease in the discount rate would increase the equity value of the therapy reporting unit by approximately $4.2 million, or 7%, using the income approach. A 0.5% increase in the discount rate would decrease the equity value of the therapy reporting unit by approximately $3.8 million, or 6%, using the income approach. Increasing the long-term revenue growth rate by 0.5% would increase the equity value by approximately $3.0 million, or 5%, using the income approach. Decreasing the long-term revenue growth rate by 0.5% would decrease the equity value by approximately $2.8 million, or 5%, using the income approach.
For the market approach, we compared ourselves to a peer group of other public companies. The metric used was business enterprise value, or BEV, divided by EBITDA. The average BEV divided by projected 2014 EBITDA for the peer group, including us, assuming a control premium of 30% was 10.8 with a minimum of 10.0. For our market valuation a multiple of 11.0 was selected due to the relative size of our operations, based upon historical transactions.
As the result of this evaluation indicated that the reporting unit's fair value of equity exceeded the carrying value of equity by $13.2 million, it was determined that there was no impairment to the therapy services reporting unit.
Hospice Unit Testing
Below are the key assumptions used to estimate the fair value for our hospice reporting unit at the time of our October 1, 2014 goodwill impairment test using the income approach:
• 2.0% long-term growth rate; and
• a 11.5% discount rate
Although there was an 18.8% decline in external revenue in the most recent year, our average annual compounded growth rate in external revenue from 2010 to 2013  was 20.1%, we concluded a 2.0% long term growth rate was appropriate for the discounted cash flow analysis conducted as part of the impairment analysis as the 2.0% long-term growth rate is our expected long-term growth rate from a combination of growth in rate increases as well as census increases. This growth rate was also assumed to be 2.0% in the prior year analysis.

The operating expenses projected under the discounted cash flow method were based upon our historical expenses as a percentage of hospice revenue adjusted for known efficiencies or additional costs to be incurred. Capital expenditures in the hospice services reporting unit have historically been negligible.
The discount rate used to calculate the present value of cash flows under the discounted cash flow method is a significant assumption in the analysis. The discount rate was developed using the capital asset pricing model through which a weighted average cost of capital was derived. The cost of equity was assumed to be 14.7% and the pre-tax cost of debt was assumed to be 4.7%, or about 2.8% after tax. Assuming a capital structure of 25% debt and 75% equity, the average cost of capital was determined to be 11.5%, which was used as the discount rate. A 0.5% decrease in the discount rate would increase the equity value of the hospice reporting unit by approximately $3.1 million, or 29%, using the income approach. A 0.5% increase in the discount rate would decrease the equity value of the hospice reporting unit by approximately $2.7 million, or 25%, using the income approach. Increasing the long-term revenue growth rate by 0.5% would increase the equity value by approximately $2.3 million, or 21%, using the income approach. Decreasing the long-term revenue growth rate by 0.5% would decrease the equity value by approximately $2.0 million, or 19%, using the income approach.
For the market approach, we compared ourselves to a peer group of other public companies. The metric used was business enterprise value, or BEV, divided by EBITDA. The average BEV divided by projected 2014 EBITDA for the peer group, including us, assuming a control premium of 30% was 12.4 with a minimum of 10.0. For our market valuation a multiple of 14.5 was selected due to the relative size of our operations, based upon historical transactions.
As the result of this evaluation indicated that the reporting unit's fair value of equity exceeded the carrying value of equity by $1.3 million, it was determined that there was no impairment to the hospice reporting unit.
Home Health Unit Testing
Below are the key assumptions used to estimate the fair value for our home health care reporting unit at the time of our October 1, 2014 goodwill impairment test using the income approach:

•	2.0% long-term revenue growth rate beginning in 2017; and

•	11.0% discount rate
 Our home health care reporting unit experienced an average annual compounded growth rate in external revenue from 2010 to 2013 of 38.0%. However, we selected a long-term growth rate of 2.0% for the discounted cash flow analysis conducted as part of the impairment analysis because the historical growth rate includes acquisitions. The 2.0% long-term growth rate is our expected long-term growth rate from a combination of reimbursement rate changes and increases in episodic treatments.
The operating expenses projected under the discounted cash flow method were based upon our historical expenses as a percentage of home health care revenue adjusted for known efficiencies or additional costs to be incurred.
The discount rate used to calculate the present value of cash flows under the discounted cash flow method is a significant assumption in the analysis. The discount rate was developed using the capital asset pricing model through which a weighted average cost of capital was derived. The cost of equity was assumed to be 13.6% and the pre-tax cost of debt was assumed to be 4.7% or about 2.8% after tax. Assuming a capital structure of 25% debt and 75% equity, the average cost of capital was determined to be 11.0%, which was used as the discount rate. A 0.5% increase in the discount rate would decrease the equity value of the home health reporting unit by approximately $0.5 million, or 6%, using the income approach.
Increasing the long-term revenue growth rate by 0.5% increases the equity value by approximately $0.3 million, or 3%, using the income approach.
For the market approach, we compared ourselves to a peer group of other public companies. The metric used was business enterprise value, or BEV, divided by EBITDA. The average BEV divided by projected 2014 EBITDA for the peer group, including us, assuming a control premium of 30% was 13.3 with a minimum of 10.0. For our market valuation a multiple of 10.0 was selected due to the relative size of our operations, based upon historical transactions.
As the result of this evaluation indicated that the reporting unit's fair value of equity exceeded the carrying value of equity by $6.9 million it was determined that there was no impairment to the home health reporting unit.
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
As of December 31, 2014, there was no goodwill related to the long-term care reporting unit, $9.7 million related to the rehabilitation therapy reporting unit, $53.6 million related to the hospice reporting unit, and $5.5 million related to the home health reporting unit.
Income Taxes

Income taxes are accounted for under FASB ASC Topic 740, "Income Taxes." FASB ASC Topic 740 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition rules. As of December 31, 2014 and 2013, our accrual for unrecognized tax benefits including applicable interest and penalties was negligible. As prescribed by FASB ASC Topic 740, only the amounts reasonably expected to be paid within 12 months are recorded in taxes payable, while remaining amounts after 12 months are recorded in other non-current taxes payable.
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
We are subject to taxation in the United States and in various state jurisdictions. Our tax years 2011 and forward are subject to examination by the United States Internal Revenue Service. Our tax years 2010 and forward are subject to examination by our material state jurisdictions. The Internal Revenue Service is examining our 2012 tax year and we do not anticipate any material changes to our tax return as filed
We use the liability method of accounting for income taxes as set forth in FASB ASC Topic 740. We determine deferred tax assets and liabilities at the balance sheet date based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income.
Our temporary differences are primarily attributable to purchase adjustments related to intangible assets, depreciation, allowances for doubtful accounts, and accruals for professional and general liability expenses and workers' compensation, which are not deductible for tax purposes until paid.
We assess the likelihood that our deferred tax assets will be recovered from future taxable income and available carryback potential and unless we believe that recovery is more likely than not, we establish a valuation allowance to reduce the deferred tax assets to the amounts expected to be realized. We make our judgments regarding deferred tax assets and the associated valuation allowance, based on among other things, expected future reversals of taxable temporary differences, available carryback potential, tax planning strategies and forecasts of future income, but not based on the anticipated impact of the Combination. We periodically review for the requirement of a valuation allowance as necessary. Further, as the deferred tax assets are expected to reverse in subsequent years, any deferred tax asset could be partially utilized to carry back against prior year income or to offset future taxable income caused by expected reversals of deferred tax liabilities. This significant positive evidence overcomes the presumption of a need for a valuation allowance. At December 31, 2014, we retained a valuation allowance for our state loss and credit carryforwards of $3.2 million as a result of certain restrictions regarding their utilization.
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
The determination of the asset retirement obligation is based upon a number of assumptions that incorporate our knowledge of the facilities, the asset life of the floor and ceiling tiles, the estimated time frames for periodic renovations which would involve floor and ceiling tiles, the current cost for remediation of asbestos and the current technology at hand to accomplish the remediation work. These assumptions to determine the asset retirement obligation may be imprecise or be subject to changes in the future. Any change in the assumptions can impact the value of the determined liability and impact our future earnings. If we were to experience a 10% increase in our estimated future cost of remediation, our recorded liability of $4.4 million would increase by $0.4 million and operating expenses would also increase.
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

Results of Operations
The following table sets forth details of our revenue, expenses and (loss) earnings as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Revenue	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	85.8	86.9	83.5
Rent cost of revenue	2.4	2.2	2.1
General and administrative	4.8	3.2	2.8
Litigation settlement costs, (net of recoveries)	—	—	—
Depreciation and amortization	2.9	2.8	2.8
Governmental investigation expense	0.7	—	—
Change in fair value of contingent consideration	(0.1)	(0.4)	0.1
Goodwill impairment charge	—	2.3	—
Loss on disposal of assets	—	—	—
	96.6	97.0	91.3
Other (expenses) income:
Interest expense	(3.8)	(4.1)	(4.4)
Interest income	0.1	—	0.1
Equity in earnings of joint venture	0.2	0.3	0.2
Other (expense) income	—	—	—
Debt modification/retirement costs	(0.1)	(0.3)	(0.5)
Total other (expenses) income, net	(3.6)	(4.1)	(4.6)
(Loss) income from continuing operations, before (benefit) provision for income taxes	(0.3)	(1.1)	4.1
(Benefit) provision for income taxes	(0.1)	(0.4)	1.5
(Loss) income from continuing operations	(0.1)	(0.7)	2.6
(Loss) from discontinued operations, net of tax	—	(0.5)	(0.1)
Net (loss) income	(0.1)%	(1.2)%	2.5%
EBITDA(1)	6.4%	5.3%	11.1%
Adjusted EBITDA(1)	9.5%	8.6%	11.8%
EBITDAR(2)	8.8%	7.5%	13.2%
Adjusted EBITDAR(2)	11.9%	10.8%	13.9%
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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenue. Revenue decreased $9.0 million, or 1.1%, to $833.3 million in 2014 from $842.3 million in 2013.
Long Term Care Service

	Year Ended December 31,
	2014		2013		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$626.2	75.2%	$609.2	72.3%	$17.0	2.8%
Assisted living facilities	30.6	3.7	28.4	3.4	2.2	7.7
Administration of third party facilities	0.7	0.1	0.6	0.1	0.1	16.7
Leased facility revenue	3.2	0.3	3.1	0.3	0.1	3.2
Total long-term care services	$660.7	79.3%	$641.3	76.1%	$19.4	3.0%

The $17.0 million increase in Skilled nursing facilities revenue in 2014 as compared to 2013 was primarily driven by increases in revenue per patient day "PPD" across all payors as well as improvements in Medicaid and Managed Care average daily census "ADC". The overall increase in PPD rates resulted in an improvement in revenue of $2.9 million and $1.3 million, from Medicare and Private & Other payors, respectively, in 2014 as compared to 2013. Also contributing to the increase in revenue for 2014 as compared to 2013 was an increase in both PPD and ADC for both Medicaid and Managed Care representing $16.9 million and $9.4 million, respectively. $2.0 million in additional revenue for the year was provided by the Company's newly developed leased facility in Kansas City, added during the second quarter 2014. A major contributing factor to the increase in revenue for 2014 as compared to 2013 was the result of our participation in the recently enacted UPL supplemental payment program in the state of Texas that provides supplemental Medicaid payments with federal matching funds for skilled nursing facilities that are affiliated with county owned hospital districts. Presently twenty of our twenty-one Texas facilities are participating in the program. For 2014, the UPL program provided $7.3 million of the $16.9 million total increase in Medicaid revenue as compared to 2013. The improvement in revenue was offset by a decrease in Medicare and Private & Other ADC of $10.7 million and $4.8 million, respectively. The majority of the decreased volume was in Medicare days, which was partially offset by an increase in Managed Medicare (Medicare Advantage) as more seniors elect Medicare Advantage. Our average revenue per patient day improved from $240.6 to $244.4 during 2014.
The increase of $2.2 million at our assisted living facilities in the year ended December 31, 2014 as compared to the year ended December 31, 2013 was due to an increase in the private PPD rate of 3.4% from $95.94 to $98.98 as well as a 4.4% increase in days.
The increase of $0.1 million in the administration of third party facilities revenue is due to improvement in the performance of the third party facilities.
Therapy Services

	Year Ended December 31,
	2014		2013		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$146.2	17.5%	$159.1	18.9%	$(12.9)	(8.1)%
Intersegment eliminations of services related to affiliated entities	(56.3)	(6.8)	(57.0)	(6.8)	0.7	(1.2)
Total therapy services	$89.9	10.8%	$102.2	12.1%	$(12.3)	(12.0)%
Third party rehabilitation therapy services revenue decreased $12.9 million in 2014 as compared to 2013. Revenue decreased $15.1 million for same store facilities serviced for all of 2014 as compared to 2013. This decrease in revenue from same stores was partially offset by an increase of $2.2 million in revenue from new stores added during 2014.

Hospice and Home Health Services

	Year Ended December 31,
	2014		2013		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$57.9	6.9%	$71.3	8.5%	$(13.4)	(18.9)%
Home Health	24.7	3.0	27.6	3.3	(2.9)	(10.5)
Total hospice & home health services	$82.6	9.9%	$98.8	11.8%	$(16.2)	(16.4)%
The $13.4 million decrease in hospice revenue for 2014 as compared to 2013 was due to a reduction in ADC leading to a decrease in revenue of $15.3 million. The decrease in revenue was partially offset by a 2.7% increase in our average PPD rate resulting in an increase in revenue of $1.9 million for 2014 as compared to 2013. Revenue for 2014 and 2013 was net of $2.7 million and $5.6 million of hospice cap reserves, respectively. Of the $2.7 million hospice cap reserves recorded in 2014, $2.4 million was related to the 2014 cap year and $0.3 million was related to the 2013 cap year. Of the $5.6 million in cap adjustment recorded in 2013, $2.5 million was related to the 2013 cap year, $2.9 million was related to the 2012 cap year and $0.2 million was related to the 2011 cap year. The hospice cap reserves recorded for 2014 were the result of a combination of continued long stay patients and a decline in admissions.
The $2.9 million decrease in our home health revenue in 2014 as compared to 2013 was the result of a volume decrease of $1.1 million coupled with a rate per episode decrease of $1.0 million. The remaining $0.8 million decrease in home health revenue was related to non profitable facilities disposed of in Q4 2013. For the year ended 2014, we experienced a decrease in episodic admissions of 5.9%.
Cost of Services Expenses
Our cost of services expenses decreased by $17.0 million, or 2.3%, to $714.9 million, or 85.8% of revenue, in 2014, from $731.9 million, or 86.9% of revenue, in 2013. The decrease in cost of services as a percentage of revenue is primarily due to the impact of the decrease in hospice average daily census in 2014 as compared to 2013.
Long Term Care Services

	Year Ended December 31,
	2014		2013		Increase/(Decrease)
	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$525.0	83.8%	$513.2	84.2%	$11.8	2.3%
Assisted living facilities	21.5	70.3	20.6	72.5	0.9	4.4
Operations support	19.6	n/a	19.9	n/a	(0.3)	(1.5)
Total long-term care services	$566.1	85.7%	$553.7	86.3%	$12.4	2.2%
Cost of services at our skilled nursing facilities increased by $11.8 million in 2014 as compared to 2013. The $11.8 million increase was primarily the result of an increase of $6.0 million in salaries and wages, incremental bad debt expense of $1.6 million, increase in purchased services costs of $2.4 million, $1.5 million increase in rehab/ancillaries expense, and $2.6 million increase comprised of supplies, food, utilities, and other operating expense. We incurred an additional $2.0 million in costs of services associated with our Kansas City facility, which became operational during 2014. These increased expenses were partially offset by a decrease of $2.2 million in employee benefit costs, primarily due to lower than expected self-insured medical utilization, $1.8 million reduction to professional and general liability insurance expense, and $0.3 million reduction due to a decrease in taxes and license expense. Bad debt expense increased $1.6 million in 2014 as compared to the prior year period due to poor collection. Self insured general and professional liability expense decreased $1.8 million in 2014 as compared to 2013 due to a change in projected ultimate losses primarily as a result of a decrease in claim count from prior years and a increase in claims recoveries.
Cost of services expenses at our assisted living facilities increased $0.9 million in 2014 as compared to 2013. The increase was attributable to a $0.6 million increase in labor costs. In addition, there was a $0.2 million increase in purchased services expense, $0.2 million increase in utilities expense, and $0.2 million increase food and supplies in 2014 as compared to

2013. These increases were offset by a $0.2 million decrease in insurance, and $0.1 million decrease in taxes, licenses, and other expense.
Cost of services at our regional operations support decreased by $0.3 million in 2014 as compared to 2013. The primary reason for the decrease was that there was a reduction of overhead positions.
Therapy Services

	Year Ended December 31,
	2014			2013			Increase/(Decrease)
	Revenue Dollars (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Revenue Dollars (prior to intersegment eliminations)	Cost of Service Dollars (prior to intersegment eliminations)	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Rehabilitation therapy services	$146.2	$132.2	90.4%	$159.1	$148.2	93.1%	$(16.0)	(10.8)%
Total therapy services	$146.2	$132.2	90.4%	$159.1	$148.2	93.1%	$(16.0)	(10.8)%
Rehabilitation therapy costs as a percentage of revenue decreased by 10.8% or $16.0 million commensurate with the revenue reduction and improved efficiencies in labor management, decreased utilization of contract labor, and a decrease in employee benefit costs, primarily due to lower than expected self-insured medical utilization.

Hospice and Home Health Services

	Year Ended December 31,
	2014		2013		Increase/(Decrease)
	Cost of Service Dollars	Revenue Percentage	Cost of Service Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$52.5	90.7%	$63.2	88.6%	$(10.7)	(16.9)%
Home Health	22.5	91.1	26.3	95.3	(3.8)	(14.4)
Total hospice & home health services	$75.0	90.8%	$89.5	90.6%	$(14.5)	(16.2)%
Cost of services expenses related to our hospice business decreased $10.7 million in 2014 as compared to 2013, commensurate with the revenue reduction. PPD costs increased 4.8%, from $137.27 to $143.90, reflecting the time necessary for the Company to align labor costs to the decline in census.
Cost of services related to our home health business decreased $3.8 million in 2014 as compared to 2013. The decrease was primarily due to a decrease of $3.3 million in salaries, wages, and benefits commensurate with the revenue reduction. Other operating expenses decreased $0.3 million, supplies decreased $0.1 million, and remaining cost of services expenses decreased by $0.1 million during 2014 as compared to 2013.
Rent Cost of Revenue. Rent cost of revenue increased by $1.2 million, or 6.2%, to $20.0 million, or 2.4% of revenue, in 2014 from $18.8 million, or 2.2% of revenue, in 2013. The increase was primarily due to a new lease that went into effect in the second quarter of 2014 at the Kansas City Transitional Care Center.
General and Administrative Services Expenses. Our general and administrative services expenses increased by $13.4 million, or 50.2%, to $40.0 million, or 4.8% of revenue, in 2014 from $26.6 million, or 3.2% of revenue, in 2013. After adjusting for the effect of one-time restructuring charge of $2.3 million for 2013, $0.3 million in combination related expense in 2013, $1.6 million in one-time restructuring charges and $13.7 million in combination related expense in 2014, general and administrative expense increased $0.7 million. The increase was primarily due to an increase in stock compensation of $1.5 million offset by $0.7 million reduction due to headcount reductions during 2014.
Depreciation and Amortization. Depreciation and amortization increased by $0.6 million, or 2.3% to 24.3 million from $23.8 million in 2014 as compared to 2013.
Change in fair value of contingent consideration. The change in fair value of contingent consideration decreased by $3.1 million to a benefit of $0.6 million in 2014, from a benefit of $3.7 million, or 0.4% of revenue, in 2013. The decrease is related to a $0.1 million change in fair value of the contingent consideration related to the Cornerstone acquisition due to reductions in forecasted EBITDA, which reduces the likelihood of the businesses achieving their EBITDA target necessary for the earn-out to be paid in future periods along with an $0.5 million value adjustment related to Cornerstone not achieving their 2014 earn out.
Interest Expense. Interest expense decreased by $2.3 million, or 6.7%, to $32.0 million in 2014 from $34.3 million in 2013. The decrease is related to the decrease in average debt outstanding from $419.1 million in 2013 to $410.8 million in 2014. Also our average interest rate decreased from 6.62% in 2013 to 6.29% in 2014.
Interest Income. Interest income increased by $0.4 million to $0.7 million in 2014 from $0.3 million in 2013 due to an increase in average outstanding notes receivable.
Equity in Earnings of Joint Venture. Equity earnings of our joint venture decreased by $0.5 million to $1.4 million in 2014 from $1.9 million, or 0.3% of revenue, in 2013. The decrease was related to a decrease in the joint ventures' performance in 2014.
Debt Modification/Retirement Cost. The debt modification/retirement costs decreased by $2.0 million to $0.8 million or 0.1% of revenue, in 2014 from $2.8 million or 0.3% of revenue in 2013. The $0.8 million in expenses recorded in 2014 as debt modification was related to the June 2014 credit facility amendment. Of the $2.8 million of debt modification costs in 2013, $1.1 million related to the June 2013 credit facility amendment. The remaining $1.7 million was related to deferred financing fees expensed on the extinguishment of term debt that was refinanced with HUD insured loans as well as the term debt that was refinanced with MidCap Financial.
(Loss) / Income from Continuing Operations Before Benefit for Income Taxes. (Loss) income from continuing operations before benefit from incomes taxes decreased by $6.9 million to a loss of $2.2 million in 2014 from a loss of $9.1 million in 2013 primarily as a result of the 2013 goodwill impairment, divestment of not profitable facilities during 2013, our enrollment in the Texas UPL program in 2014, overall increases in census days and revenue PPD discussed above, and expense savings from cost-cutting initiatives.
Benefit for Income Taxes. We recorded a tax benefit of $1.2 million, or 65.0% of pre-tax loss, for 2014, as compared to a benefit of $2.9 million, or 32.0% of pre-tax earnings, for 2013. The lower tax benefit for 2014 was due primarily to higher pre-tax income and the increase in Work Opportunity Tax Credits.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenue. Revenue increased $15.6 million, or 1.8%, to $842.3 million in 2013 from $857.9 million in 2012.
Long Term Care Service

	Year Ended December 31,
	2013		2012		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Skilled nursing facilities	$609.2	72.3%	$614.9	71.7%	$(5.7)	(0.9)%
Assisted living facilities	28.4	3.4	28.0	3.3	0.4	1.4
Administration of third party facilities	0.6	0.1	0.8	0.1	(0.2)	(25.0)
Leased facility revenue	3.1	0.3%	3.1	0.3	—	n/a
Total long-term care services	$641.3	76.1%	$646.8	75.4%	$(5.5)	(0.9)%
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
Hospice and Home Health Services

	Year Ended December 31,
	2013		2012		Increase/(Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$71.3	8.5%	$80.3	9.3%	$(9.0)	(11.2)%
Home Health	27.6	3.3	26.4	3.1	1.2	4.5
Total hospice & home health services	$98.8	11.8%	$106.7	12.4%	$(7.9)	(7.4)%
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

Cost of Services Expenses.
Our cost of services expenses increased by $34.0 million , or 5.0% , to $716.5 million , or 83.5% of revenue, in 2013 , from $682.5 million , or 80.1% of revenue, in 2012 . The increase in cost of services as a percentage of revenue is primarily due to the impact of the Medicare rate cut and decrease in our skilled mix at our long-term care reporting unit as previously discussed.
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

Hospice and Home Health Services

	Year Ended December 31,
	2013		2012		Increase/(Decrease)
	Cost of Service Dollars	Revenue Percentage	Cost of Service Dollars	Revenue Percentage	Dollars	Percentage
	(dollars in millions)
Hospice	$63.2	88.6%	$64.5	80.3%	$(1.3)	(2.0)%
Home Health	26.3	95.3	23.9	90.6%	2.4	10.0
Total hospice & home health services	$89.5	90.6%	$88.4	82.8%	$1.1	1.2%
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
Rent Cost of Revenue. Rent cost of revenue increased by $0.9 million , or 4.9% , to $18.8 million , or 2.2% of revenue, in 2013 from $17.9 million , or 2.1% of revenue, in 2012 . The increase was primarily related to a new lease that went into effect in the fourth quarter of 2012 at a California skilled nursing facility.
General and Administrative Services Expenses. Our general and administrative services expenses increased by $2.4 million , or 9.8% , to $26.6 million , or 3.2% of revenue, in 2013 from $24.2 million , or 2.8% of revenue, in 2012 . The increase is primarily due to $2.0 million in severance costs related to the elimination of positions not related to patient care. There was also an increase of $0.3 million in consulting fees related to our CEO search, a $1.0 million increase in legal professional services used in 2013 as compared to 2012, and a $0.8 million increase in purchased services in 2013 as compared to 2012. These increases were partially offset by a $1.1 million reduction in stock compensation expense and $0.3 million less of incentive accruals in 2013, as compared to 2012.
Depreciation and Amortization. Depreciation and amortization remained consistent at $23.6 million in 2013 as compared to 2012 .
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
Impairment of Long-Lived Assets. We recorded a goodwill impairment charge of $16.5 million and a $2.5 million impairment charge related to home health licenses in 2013. There was no comparable charge recorded in 2012. See “ Management's Discussion and Analysis of Financial Condition and Results of Operations-Goodwill and Other Long-Lived Assets,” for a more detailed discussion of the impairment charges.
Interest Expense. Interest expense decreased by $3.5 million , or 9.3% , to $34.3 million in 2013 from $37.8 million in 2012 . The decrease is related to the replacement of higher cost subordinated debt with term debt in the second quarter of 2012 as well as the 2013 refinancing 10 skilled nursing facilities with mortgage loans insured by the U.S. Department of Housing and Urban Development Program ("HUD"). The weighted average interest rate decreased from 6.87% for 2012 to 6.62% for 2013. Also, the average debt outstanding dropped from $476.8 million for the period ended December 31, 2012 to $447.7 million for the period ended December 31, 2013.
Interest Income. Interest income decreased by $0.2 million to $0.3 million in 2013 from $0.5 million in 2012 due to a decrease in average outstanding notes receivable.
Equity in Earnings of Joint Venture. Equity earnings of our joint venture remained consistent at $1.9 million , or 0.2% of revenue, in 2013 as compared to 2012 .

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
Benefit for Income Taxes. We recorded a tax benefit of $2.9 million, or 32.0% of pre-tax loss, for 2013, as compared to an expense of $12.9 million, or 36.5% of pre-tax earnings, for 2012. The lower tax expense for 2013 was due primarily to lower pre-tax income. On July 11, 2013, legislation was enacted in California that will limit the carryover period for unused EZ tax credits to 10 years beginning in 2014. Prior to this legislation, unused EZ tax credits could be carried over indefinitely. This change in carryforward period resulted in the recording of a $2.3 million increase to the state valuation allowance, which was partially offset by the federal benefit resulting from the increase in state valuation allowance of $0.8 million .

Quarterly Data
The following is a summary of our unaudited quarterly results from operations for each of the years ended December 31, 2014 and 2013.

	Three Months Ended,
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenue	$210,359	$208,618	$206,979	$207,300	$208,278	$208,744	$210,192	$215,058
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	179,337	176,689	178,529	180,309	181,707	181,078	182,815	186,270
Rent cost of revenue	5,158	5,146	4,922	4,774	4,668	4,806	4,685	4,669
General and administrative	13,838	12,780	7,287	6,084	6,837	6,490	6,837	6,455
Litigation settlement costs (net of recoveries)	—	—	—	—	—	—	—	—
Depreciation and amortization	6,082	6,120	6,034	6,085	6,071	5,900	5,902	5,898
Change in fair value of contingent consideration	(476)	7	(121)	14	(1,620)	79	(2,244)	83
Impairment of long-lived assets	—	—	82	—	—	19,000	—	—
Loss on disposal of assets	2	68	—	—	—	—	—	—
	203,941	200,810	196,733	197,266	197,663	217,353	197,995	203,375
Other (expenses) income:
Interest expense	(7,984)	(8,009)	(7,945)	(8,039)	(8,105)	(8,744)	(8,734)	(8,675)
Interest income	219	173	302	43	48	63	112	112
Other (expense) income	(33)	(26)	7	52	2	248	(32)	(30)
Equity in earnings of joint venture	221	568	92	546	480	508	472	489
Debt retirement costs	—	(21)	(822)	—	(1,308)	(432)	(1,088)	—
Total other (expenses) income, net	(7,577)	(7,315)	(8,366)	(7,398)	(8,883)	(8,357)	(9,270)	(8,104)
(Loss) income from continuing operations before (benefit) provision for income taxes	(1,159)	493	(4,125)	2,636	1,668	(17,263)	2,927	3,579
(Benefit) provision for income taxes	(1,094)	(150)	(1,345)	1,341	1,035	(5,324)	1,139	245
(Loss) income from continuing operations	(65)	643	(2,780)	1,295	633	(11,939)	1,788	3,334
Loss from discontinued operations, net of tax	—	—	—	—	(3,635)	(136)	(265)	(264)
Net (loss) income	$(65)	$643	$(2,780)	$1,295	$(3,002)	$(12,075)	$1,523	$3,070

Earnings (loss) per share, basic:
Earnings (loss) per common share from continuing operations	$—	$0.02	$(0.07)	$0.03	$0.02	$(0.32)	$0.05	$0.08
Loss per common share from discontinued operations	—	—	—	—	(0.10)	—	(0.01)	—
Earnings (loss) per share	$—	$0.02	$(0.07)	$0.03	$(0.08)	$(0.32)	$0.04	$0.08
Earnings (loss) per share, diluted:
Earnings (loss) per common share from continuing operations	$—	$0.02	$(0.07)	$0.03	$0.02	$(0.32)	$0.05	$0.08
Loss per common share from discontinued operations	—	—	—	—	(0.10)	—	(0.01)	—
Earnings (loss) per share	$—	$0.02	$(0.07)	$0.03	$(0.08)	$(0.32)	$0.04	$0.08
Weighted-average common shares outstanding, basic	38,218	38,207	38,098	37,972	37,431	37,499	37,646	37,557
Weighted-average common shares outstanding, diluted	38,218	38,463	38,098	38,202	37,431	37,499	38,186	38,034

Liquidity and Capital Resources
The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Continuing Operations
Net cash provided by operating activities	$26,321	$47,921	$42,676
Net cash used in investing activities	(11,825)	(493)	(19,525)
Net cash used by financing activities	(15,044)	(45,254)	(37,165)
Net (decrease) increase in cash and equivalents	(548)	2,174	(14,014)
Cash and cash equivalents at beginning of period	4,177	2,003	16,017
Cash and cash equivalents at end of period	$3,629	$4,177	$2,003
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

Years Ended December 31, 2014 and 2013
Net cash provided by operating activities primarily consists of net (loss) income adjusted for certain non-cash items including depreciation and amortization, provision for doubtful accounts, stock-based compensation, and goodwill impairment charge, as well as the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2014 was $26.3 million and consisted of a net loss of $0.9 million, positive non-cash items of $46.2 million, and a decrease in working capital and other activities of $19.0 million. The non-cash items consisted primarily of depreciation and amortization of $24.2 million, bad debt expense of $14.1 million, non-cash stock-based compensation of $4.3 million, and amortization of deferred financing costs of $3.3 million. Working capital and other activities primarily consisted of an increase in accounts receivable of $33.8 million, an increase in accounts payable and accrued liabilities of $7.8 million, insurance liability risks of $1.9 million, a increase in employee compensation and benefits of $2.3 million, and an increase in payments on notes receivable $1.6 million. The increase in accounts receivable after considering the provision for doubtful accounts was $19.7 million. The increase in accounts receivable is primarily attributed to the increase in Medicaid revenue associated with the Texas UPL program and the general increase in Medicaid and Managed care revenue during 2014. Days sales outstanding ("DSO") increased from 45.9 as of December 31, 2013 to 53.9 as of December 31, 2014. The increase in DSO was primarily due to the UPL program in Texas. The management fees associated with the program typically take six months to collect. As of December 31, 2014 there was $6.6 million of management fees on the balance sheet. Additionally, due to the number of facilities in Texas filing change of ownership (CHOW) paperwork with the state in order to participate in the program, the state has been unable to process the CHOW paperwork within the time frame that they typically take to complete it. As a result, there was an additional $4.2 million of receivables on the balance sheet at December 31, 2014 that would otherwise have been collected.
Investing activities used $11.8 million in 2014, as compared to $0.5 million in 2013. The primary use of funds in 2014 consisted of $13.0 million of capital expenditures offset by the cash proceeds of $1.0 million received from the maturity of investments.
Net cash used in financing activities was $15.0 million in 2014, as compared to net cash used in financing activities of $45.3 million in 2013. In 2014, net cash used in financing activities reflects our net repayments under our line of credit of $2.9 million as well as a net reduction in term and other long term debt of $9.6 million from scheduled principal payments. There was $2.2 million of deferred financing fees paid for the June 2014 credit facility amendment. Stock activity, including the exercise of options and payment of taxes related to the vesting of stock awards used a net $0.3 million in 2014.

Years Ended December 31, 2013 and 2012
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, provision for doubtful accounts, stock-based compensation, and goodwill impairment change, as well as the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2013 was $47.9 million and consisted of net income of $10.5 million, positive non-cash items of $69.4 million, and negative working capital and other activities of $11.0 million. The non-cash items consisted primarily of depreciation and amortization of $24.6 million bad debt expense of $14.4 million, and a goodwill impairment charge of $19.0 million. Working capital and other activities primarily consisted of an increase in accounts receivable of $14.5 million, an increase in insurance liability risks of $7.8 million, a decrease in employee compensation and benefits of $7.8 million, and an increase in accounts payable and accrued liabilities of $6.2 million. The increase in accounts receivable after considering the provision for doubtful accounts was less than $0.1 million. Days sales outstanding ("DSO") increased from 44.5 for the three months ended December 31, 2012 to 45.9 for the three months ended December 31, 2013. The increase in DSO was due to the relative increase in revenue sources other than Medicare, which pay slower than Medicare.
Investing activities used $0.5 million in 2013, as compared to $19.5 million in 2012. The primary use of funds in 2013 consisted $13.4 million of capital expenditures offset by the cash proceeds of $12.9 million received from the disposition of two skilled nursing facilities.
Net cash used in financing activities was $45.3 million in 2013, as compared to net cash used in financing activities of $37.2 million in 2012. In 2013, net cash used in financing activities primarily reflects our borrowings under our line of credit net of repayment of $11.9 million as well as a net reduction in term and other long term debt of $25.4 million from both scheduled principal payments and from the use from the proceeds of skilled nursing facility dispositions to repay term debt. There were $7.7 million of additions to deferred financing fees from the credit facility amendment to increase the permitted leverage ratio and from the refinancing of term debt with HUD and other mortgage debt.
Principal Debt Obligations
Our primary sources of liquidity are our cash on hand, our cash flows from operations and our revolving credit facility, which is subject to the satisfaction of certain financial covenants therein. Our primary liquidity requirements are for lease obligations, debt service on our indebtedness, capital expenditures and working capital.
We are significantly leveraged both before and after the Combination with FC-GEN. As of December 31, 2014, prior to the Combination with FC-GEN, we had $410.8 million in aggregate indebtedness outstanding, consisting of a $241.6 million first lien senior secured term loan (net of the unamortized portion of the original issue discount of $0.7 million), $16.0 million principal amount outstanding under our $83.1 million revolving credit facility, $4.2 million outstanding under our asset based revolving credit facility, $86.1 million HUD insured loans, $60.6 million term debt mortgage loan, and other debt of approximately $2.4 million. Furthermore, we had $4.9 million in outstanding letters of credit against our $83.1 million revolving credit facility, leaving approximately $62.2 million of additional borrowing capacity under our "senior secured credit facility" as of December 31, 2014. Substantially all of our subsidiaries except for the HUD insured loan subsidiaries guarantee the first lien senior secured term loan and our then existing revolving credit facility. For 2014, 2013, and 2012, our interest expense, net of interest income, was $31.2 million, $33.9 million, and $37.2 million, respectively.
In connection with our Combination with FC-GEN, on February 2, 2015 we and certain of our subsidiaries entered into a $360.0 million loan (the “Real Estate Bridge Loan”), which is secured by a mortgage lien on the real property of 67 facilities and a second lien on certain receivables of the operators of such facilities. The Real Estate Bridge Loan is subject to a 24-month term with two extension options of 90-days each and accrues interest at a rate equal to LIBOR, plus 6.75%, plus an additional margin that ranges up to 7.00% based on the aggregate number of days the Real Estate Bridge Loan is outstanding. The interest rate is also subject to a LIBOR interest rate floor of 0.5%. The Real Estate Bridge Loan is subject to payments of interest only during the term with a balloon payment due at maturity; provided, that to the extent the subsidiaries receive any net proceeds from the sale and / or refinance of the underlying facilities such net proceeds are required to be used to repay the outstanding principal balance of the Real Estate Bridge Loan. The proceeds of the Real Estate Bridge Loan were used to repay our first lien senior secured term loan, repay our mortgage loans and asset based revolving credit facility with MidCap Financial with excess proceeds used to fund direct costs of the Combination with FC-GEN. The Real Estate Bridge Loan currently has an outstanding principal balance of $360.0 million.
Also in connection with our Combination with FC-GEN, on February 2, 2015 we and certain of our subsidiaries entered into a credit agreement, the (“Revolving Credit Facilities”). The Revolving Credit Facilities consist of a senior secured, asset-based revolving credit facility of up to $550 million under three separate tranches: Tranche A-1, Tranche A-2 and FILO Tranche. Interest accrues at a per annum equal to either (x) a base rate (calculated as the highest of the (i) prime rate, (ii) the federal funds rate plus 3.00%, or (iii) LIBOR plus the excess of the applicable margin between LIBOR loans and base rate loans) plus an applicable margin or (y) LIBOR plus an applicable margin. The applicable margin is based on the level of commitments for all three tranches, and in regards to LIBOR loans (i) for Tranche A-1 ranges from 3.25% to 2.75%; (ii) for

Tranche A-2 ranges from 3.00% to 2.50%; and (iii) for FILO Tranche is 5.00%. The Revolving Credit Facilities mature on February 2, 2020; provided that if the Term Loan Facility (defined below) or the Real Estate Bridge Loan is not refinanced with longer term debt or their terms not extended prior to their current maturities of December 4, 2017 and August 27, 2017, respectively, the Revolving Credit Facilities will mature 90 days prior to such maturity date, as applicable. Borrowings levels under the Revolving Credit Facilities are limited to a borrowing base that is computed based upon the level of our eligible accounts receivable, as defined. In addition to paying interest on the outstanding principal borrowed under the Revolving Credit Facilities, we are required to pay a commitment fee to the lenders for any unutilized commitments. The commitment fee rate ranges from 0.375% per annum to 0.50% depending upon the level of unused commitment. At the time of the Combination with FC-GEN, on February 2, 2015, we had outstanding borrowings under the Revolving Credit Facilities of $324.5 million and have $109.5 million of drawn letters of credit securing insurance and lease obligations, leaving us approximately $116.0 million of available borrowing capacity under the Revolving Credit Facilities.
Prior to the Combination, FC-GEN and certain of its subsidiaries became a party to a five year term loan, (the “Term Loan Facility”). The Term Loan Facility is secured by a first priority lien on the membership interests in FC-GEN, substantially all of FC-GEN and its subsidiaries’ assets other than collateral held on a first priority basis by the Revolving Credit Facilities lender. Borrowings under the Term Loan Facility bear interest at a rate per annum equal to the applicable margin plus, at our option, either (x) LIBOR or (y) a base rate determined by reference to the highest of (i) the lender defined prime rate, (ii) the federal funds rate effective plus one half of one percent and (iii) LIBOR described in subclause (x) plus 1.0%. LIBOR based loans are subject to an interest rate floor of 1.5% and base rate loans are subject to a floor of 2.5%. The Term Loan Facility matures on December 4, 2017. On September 24, 2014, FC-GEN entered into an amendment to the Term Loan Facility providing for changes to the financial covenants and other provisions allowing for and accommodating the Combination. On February 2, 2015, the amendment to the Term Loan Facility became effective. The Term Loan Facility currently has an outstanding principal balance of $230.7 million.
If our remaining ability to borrow under our revolving credit facility is insufficient for our capital and operating requirements, we will be required to seek additional sources of financing, including issuing equity, which may be dilutive to our current stockholders, or incurring additional debt. Our ability to incur additional debt is subject to the restrictions in our loan and lease agreements. We cannot assure you that the restrictions contained in our lease and loan agreements will permit us to borrow the funds that we need to finance our operations, or that additional debt will be available to us on commercially reasonable terms or at all. If we are unable to obtain funds sufficient to finance our capital requirements, we may have to forego opportunities to expand our business, including the acquisition of additional facilities or complementary businesses.

HUD Insured Mortgage Loans and Other Indebtedness
In 2013, we received funding of 10 loans insured by HUD. The loans have a combined aggregate original principal balance of $87.6 million and are secured by 10 skilled nursing facilities. The HUD insured loans have an average all in interest rate of approximately 5.3% and amortization terms of 30 to 35 years. As of December 31, 2014 the HUD insured loans have a combined aggregate principal balance of $86.1 million.
Accordingly, as of December 31, 2014, the Company has 10 mortgages insured by HUD, which are each secured by a skilled nursing facility. These mortgages have an average remaining term of 33 years with fixed interest rates ranging from 3.3% to 4.5% and a weighted average interest rate of 4.23%. Depending on the mortgage agreement, prepayments are generally allowed only after 12 months or from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required. As all $87.6 million of the HUD insured mortgage loans were originated in 2013, none of the loans could be prepaid at December 31, 2014. Any further HUD insured mortgages will require additional HUD approval.
All HUD-insured mortgages are non-recourse loans to the Company. All mortgages are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of December 31, 2014, the Company has escrow reserve funds of $1.6 million with the loan servicer that are reported within other current assets, and replacement reserve funds of $3.6 million in other assets.
In connection with the Combination with FC-GEN, we will consolidate additional mortgages and other secured debt. Subsidiaries of FC-GEN carry two mortgage loans on two of its corporate office buildings. The loans are secured by the underlying real property and have fixed or variable rates of interest ranging from 1.9% to 4.3% with maturity dates ranging from 2018 to 2019. Additionally, certain of FC-GEN’s consolidated joint ventures carry mortgages, which are non-recourse to us. The loans consist principally of revenue bonds and secured bank loans. Loans are secured by the underlying real and personal property of individual facilities and have fixed or variable rates of interest ranging from 2.5% to 21.9%, with maturity dates ranging from 2018 to 2036. Loans are labeled “non-recourse” because neither the Company nor a wholly owned subsidiary is obligated to perform under the respective loan agreements.

Capital Expenditures
We intend to invest in the maintenance and general upkeep of our facilities and our information systems on an ongoing basis. Combined, we expect that these activities will amount to approximately $1,300 per bed.
We anticipate that we will have capital expenditures in 2015 of approximately $85.0 million to $90.0 million, including approximately $15.0 million of capital expenditures in connection with the Combination. We will continue to assess our capital spending plans on an ongoing basis.
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
We estimate our self-insured general and professional liability reserves and our self-insured workers' compensation reserve at least semiannually, based upon actuarial analyses using the most recent trends of claims, settlements and other relevant data from our own and our industry's loss history. Based upon these analyses, at December 31, 2014, we had reserved $21.6 million for known or unknown or potential self-insured general and professional liability claims and $21.9 million for self-insured workers' compensation claims. Of these reserves, we estimate that a total of $14.2 million, consisting of approximately $7.9 million for self-insured general and professional liability claims based on historical experience and current claims activity and $6.3 million for self-insured workers' compensation claims, will be payable within 12 months. At the time of the Combination with FC-GEN, we estimate we will add $288.3 million and $198.0 million of incremental self-insured general and professional liability and workers compensation reserves, respectively. Of these additional reserves, we estimate a total of $130.9 million, consisting of $93.9 million and $37.0 million of self-insured general and professional and workers compensation claims, respectively, will be payable in the next 12 months. While there are some settlements with prescribed future payment dates, for the majority of our self-insured losses there are no set payment schedules and there can be no assurance that the payment amount in the next 12 months will not be significantly larger or smaller. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future general and professional liability or workers' compensation insurance will be available at a reasonable price and that we will not have to further increase our levels of self-insurance.
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

Off Balance Sheet Arrangements
We had outstanding letters of credit of $4.9 million under our $83.1 million revolving credit facility as of December 31, 2014. Following the Combination with FC-GEN, we will add an additional $109.5 million of outstanding letters of credit on the expanded Revolving Credit Facilities. The Revolving Credit Facilities provide for a total letter of credit facility of $150.0 million, however, utilization under that sub-facility restricts the net available borrowings and liquidity afforded by the

Revolving Credit Facilities. In addition, at the time of the Combination, FC-GEN has another $95.4 million of outstanding letters of credit which are 100% collateralized by restricted marketable securities, also added in the Combination.

Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2014 and does not give effect to the Combination, including any of the contractual obligations entered into by FC-GEN described above (in thousands):

	Total	Less Than 1 Yr.	1-3 Yrs.	More than 3 Yrs.
Long-term debt obligations
Senior secured credit facility(1)(3)	$323,071	$9,343	$313,728	$—
Other long-term debt obligations(3)	88,478	3,113	5,051	78,707
Operating lease obligations(2)(3)	133,609	18,927	32,711	60,577
	$545,158	$31,383	$351,490	$139,284
________________

(1)	Based on implied forward one-month LIBOR rates in the yield curve as of December 31, 2014.

(2)
We lease some of our facilities under non-cancelable operating leases. The leases generally provide for our payment of property taxes, insurance and repairs, and have rent escalation clauses, principally based upon the Consumer Price Index or other fixed annual adjustments. The amounts shown reflect the future minimum rental payments under these leases.

(3)	These contractual obligations have not been adjusted to reflect the Combination with FC-GEN.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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
Interest Rate Exposure—Interest Rate Risk Management
In connection with, and following the Combination with FC-GEN, we have a $360.0 million Real Estate Bridge Loan, the $550.0 million Revolving Credit Facilities and other indebtedness which expose us to variability in interest payments due to changes in interest rates. Our HUD insured mortgage loans and certain other realestate loans are fixed rate fully amortizing loans.
The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Months Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed-rate debt	$4,144	$2,684	$2,801	$2,923	$3,598	$104,167	$120,317	$120,963
Average interest rate(1)	3.7%	4.3%	4.3%	4.3%	4.2%	4.5%
Variable-rate debt(2)	$13,360	$13,388	$891,090	$21,814	$—	$—	$939,652	$939,652
Average interest rate(1)	9.5%	9.5%	7.5%	3.0%	—%	—%

(1)	Based on one month LIBOR rate of 0.17% as of February 2, 2015.

(2)	Excludes unamortized original issue discounts and debt premiums which amortize through interest expense on a non-cash basis over the life of the instrument.
See Liquidity and Capital Resources - Principal Debt Obligations in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of the debt transactions completed in connection with the Combination with FC-GEN.
A 1% increase in the applicable interest rate on the combined variable-rate debt following the Combination with FC-GEN would result in an increase of approximately $9.4 million in annual interest expense.

Item 8.	Financial Statements and Supplementary Data
The information required by this item is incorporated herein by reference to the financial statements set forth in Item 15 of this report, "Exhibits and Financial Statement Schedules—Consolidated Financial Statements and Supplementary Data."

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
The Combination was treated as a “reverse acquisition” for accounting purposes and, as such, the historical financial statements of the accounting acquirer, FC-GEN, which were audited by KPMG LLP (“KPMG”), will become the historical financial statements of Genesis.
On February 16, 2015, the Audit Committee of Genesis chose to (i) dismiss Ernst & Young LLP (“Ernst & Young”) as Genesis’ independent registered public accounting firm, and (ii) formally engage KPMG LLP to be the independent registered public accounting firm for Genesis for the fiscal year ending December 31, 2015. The dismissal of Ernst & Young will become effective upon the issuance by Ernst & Young of its reports on the Company’s consolidated financial statements as of and for the fiscal year ending December 31, 2014 and the effectiveness of internal control over financial reporting as of December 31, 2014 for inclusion in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2014.
Ernst & Young’s reports on the Company’s financial statements for the fiscal years ended December 31, 2014 and 2013 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles. In addition, during the Company’s two most recent fiscal years and through the date of this report, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Ernst & Young, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.
Genesis has provided Ernst & Young with a copy of the foregoing disclosures and requested that Ernst & Young furnish a letter addressed to the U.S. Securities and Exchange Commission stating whether it agreed with the above statements made by the Company. [A copy of such letter, dated February 19, 2015, is filed as Exhibit 16.1 to our Current Report on Form 8-K filed on February 19, 2015.]
During the fiscal years ended December 31, 2014 and 2013, and subsequent period through the date of this report, neither the Company nor anyone on its behalf consulted with KPMG regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that KPMG concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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
Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.
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
Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the framework set forth in the report entitled, "Internal Control — Integrated Framework (2013 framework)", issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Report. Based on management’s evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, our independent registered public accounting firm. Ernst & Young's attestation report of our internal control over financial reporting is included in this item under "Report of Independent Registered Public Accounting Firm" and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014.
Changes in Internal Control Over Financial Reporting
Management determined that, as of December 31, 2014, there were no changes in our internal control over financial reporting that occurred during the last fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Combination with FC-GEN that closed on February 2, 2015, we are evaluating our internal control policies and procedures and may make modifications in the design of our internal control policies and procedures.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Genesis Healthcare, Inc. (formerly Skilled Healthcare Group, Inc.)

We have audited Skilled Healthcare Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Skilled Healthcare Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Skilled Healthcare Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Skilled Healthcare Group, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Skilled Healthcare Group, Inc. and our report dated February 20, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Irvine, California
February 20, 2015

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information to be included in the sections entitled, "Election of Directors” and “Our Executive Officers," respectively, in the Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed by us with the U.S. Securities and Exchange Commission no later than 120 days after December 31, 2014 (the "2015 Proxy Statement") is incorporated herein by reference.
The information to be included in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2015 Proxy Statement is incorporated herein by reference.
The information to be included in the section entitled "Code of Business Conduct and Ethics" in the 2015 Proxy Statement is incorporated herein by reference.
We have filed, as exhibits to this annual report, the certifications of our Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation
The information to be included in the sections entitled “Executive Compensation” and “Directors’ Compensation” in the 2015 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information to be included in the section entitled “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners” in the 2015 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information to be included in the sections entitled “Certain Relationships and Related Transactions,” “Board Independence,” and “Compensation Committee Interlocks and Insider Participation” in the 2015 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information to be included in the section entitled “Independent Registered Public Accounting Firm” in the 2015 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Consolidated Financial Statements and Supplementary Data:
The following consolidated financial statements, and notes thereto, and the related Report of our Independent Registered Public Accounting Firm, are filed as part of this Form 10-K:

2.	Financial Statement Schedule:
The following financial statement schedule is filed as part of this Form 10-K:

Page Number
Schedule II—Valuation Accounts	F-35

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

SKILLED HEALTHCARE GROUP, INC.

		By	/S/ GEORGE V. HAGER JR.
George V. Hager Jr.
Date:	February 20, 2015		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 20, 2015	By	/S/ GEORGE V. HAGER JR.
George V. Hager Jr.
Chief Executive Officer

Date:	February 20, 2015	By	/S/ THOMAS DIVITTORIO
Thomas DiVittorio
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Date:	February 20, 2015	By	/S/ STEPHEN S. YOUNG
Stephen S. Young
Vice President and Controller
(Principal Accounting Officer and Authorized Signatory)

Date:	February 20, 2015	By	/S/ JAMES H. BLOEM
James H. Bloem Director

Date:	February 20, 2015	By	/S/ JOHN F. DEPODESTA
John F. DePodesta Director

Date:	February 20, 2015	By	/S/ ROBERT FISH
Robert Fish Director

Date:	February 20, 2015	By	/S/ STEVEN FISHMAN
Steven Fishman Chairman of the Board

Date:	February 20, 2015	By	/S/ ROBERT HARTMAN
Robert Hartman Director

Date:	February 20, 2015	By	/S/ JOSHUA HAUSMAN
Joshua Hausman Director

Date:	February 20, 2015	By	/S/ JAMES V. MCKEON
James V. McKeon Director

Date:	February 20, 2015	By	/S/ DAVID REIS
David Reis Director

Date:	February 20, 2015	By	/S/ GLENN SCHAFER
Glenn Schafer Lead Independent Director

Date:	February 20, 2015	By	/S/ ARNOLD WHITMAN
Arnold Whitman Director

INDEX OF EXHIBITS

Number	Description
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

2.3
Purchase and Contribution Agreement, dated as of August 18, 2014, by and between FC-GEN Operations Investment, LLC and Skilled Healthcare Group, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on August 18, 2014, and incorporated herein by reference).

2.4
Amendment No. 1 to Purchase and Contribution Agreement, dated as of January 5, 2015, by and between FC-GEN Operations Investment, LLC and Skilled Healthcare Group, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on January 9, 2015, and incorporated herein by reference).

3.1	Third Amended and Restated Certificate of Incorporation of Genesis Healthcare, Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K on February 6, 2015, and incorporated herein by reference).
3.2	Amended and Restated By-Laws of Genesis Healthcare, Inc. (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on February 6, 2015, and incorporated herein by reference).
4.1
Amended and Restated Registration Rights Agreement, dated as of August 18, 2014, among Onex Holders (as defined therein), Greystone Holders (as defined therein) and Skilled Healthcare Group, Inc. (filed as Exhibit 10.1 to our Form 10-Q filed on November 3, 2014, and incorporated herein by reference).

4.2
Form of specimen certificate for Skilled Healthcare Group, Inc.'s Class A common stock (filed as Exhibit 4.1 to our Registration Statement on Form S-1/A, No. 333-137897, filed on April 27, 2007, and incorporated herein by reference).

10.1
Sixth Amended and Restated Limited Liability Company Operating Agreement of FC-GEN Operations Investment, LLC, dated as of February 2, 2015 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 6, 2015, and incorporated herein by reference).

10.2
Tax Receivable Agreement, dated as of February 2, 2015, by and among Genesis Healthcare, Inc. (f/k/a Skilled Healthcare Group, Inc.), FC-GEN Operations Investment, LLC and each of the Members (as defined therein) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 6, 2015, and incorporated herein by reference).

10.3*	Skilled Healthcare Group, Inc. Restricted Stock Plan (filed as Exhibit 10.1 to our Registration Statement on Form S-1, No. 333-137897, filed on October 10, 2006, and incorporated herein by reference).
10.4
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

10.6*	Amended and Restated Skilled Healthcare Group, Inc. 2007 Incentive Award Plan (filed as Appendix A to our Definitive Proxy Statement filed on March 25, 2013, and incorporated herein by reference).
10.7*	Form of Restricted Stock Award Agreement (revised April 2010) (filed as Exhibit 10.2 to our Form 10-Q filed on May 4, 2010, and incorporated herein by reference).
10.8*	Form of Restricted Stock Award Agreement (revised March 2014) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 28, 2014, and incorporated herein by reference).
10.9	Class Settlement Agreement and Release, dated as of September 7, 2010 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 8, 2010, and incorporated herein by reference).
10.10
Settlement Agreement and Release with The People of the State of California, by and through Intervenor, the Humboldt County District Attorney's Office, dated as of September 7, 2010 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 8, 2010, and incorporated herein by reference).

10.11*
Employment Agreement, dated as of May 1, 2010, by and between Skilled Healthcare Group, Inc. and Douglas Shane Peck (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 5, 2010, and incorporated herein by reference).

10.12
Stipulation and Order (Case No. DR060264), Superior Court of California, Humboldt County, dated July 15, 2010 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 15, 2010 and incorporated herein by reference).

10.13
Lease Amendment, dated October 31, 2011, by and between FPOC, LLC and Skilled Healthcare Group, Inc. (filed as Exhibit 10.18 to our Annual Report on Form 10-K filed on February 13, 2012, and incorporated herein by reference).

10.14
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

10.15
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

10.16
Amendment No. 2 and Loan Modification Agreement, dated as of June 23, 2014, to the Fourth Amended and Restated Credit Agreement, dated as of April 12, 2012, by and among Skilled Healthcare Group, Inc., certain subsidiary guarantor, Credit Suisse AG, Cayman Islands Branch, as administrative agent, Credit Suisse Securities (USA) LLC, as amendment arranger, and certain lenders and other parties thereto (filed as Exhibit 10.01 to our Current Report on Form 8-K filed on June 27, 2014, and incorporated herein by reference).

10.17
Credit and Security Agreement, dated as of December 26, 2013, by and among certain affiliates of the Company, as borrowers, Midcap Financial, LLC, as agent and a lender, and the additional lenders from time to time party thereto (Revolving Loan) (filed as Exhibit 10.19 to our Annual Report on form 10-K filed on February 10, 2014, and incorporated herein by reference).

10.18
Credit and Security Agreement, dated as of December 26, 2013, by and among certain affiliates of the Company, as borrowers, Midcap Financial, LLC, as agent and a lender, and the additional lenders from time to time party thereto (Term Loan) (filed as Exhibit 10.20 to our Annual Report on Form 10-K filed on February 10, 2014, and incorporated herein by reference).

10.19	Form of Healthcare Facility Note with respect to HUD-insured loans (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2013, and incorporated herein by reference).
10.20*
Employment Agreement, by and between the Company, Skilled Healthcare, LLC and Robert H. Fish, dated November 20, 2013 (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on November 25, 2013, and incorporated herein by reference).

10.21*	Robert H. Fish Restricted Stock Award Agreement, dated November 20, 2013 (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on November 25, 2013, and incorporated herein by reference).
10.22*	Employment Agreement, dated as of April 10, 2014, with Paxton L. Wiffler (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 11, 2014, and incorporated herein by reference).
10.23*	Restricted Stock Agreement, dated as of May 8, 2014, with Paxton L. Wiffler (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 11, 2014, and incorporated herein by reference).
10.24*	Employment Agreement, dated as of December 9, 2010, with Laurie Thomas (filed as Exhibit 10.29 to our Annual Report on Form 10-K filed on February 10, 2014, and incorporated herein by reference).
10.25*
Employment Transition Offer Letter, dated as of September 23, 2013, with Laurie Thomas (filed as Exhibit 10.30 to our Annual Report on Form 10-K filed on February 10, 2014, and incorporated herein by reference).

10.26*	Form of Stock Option Agreement (filed as Exhibit 10.18 to our Annual Report on Form 10-K filed on February 11, 2013, and incorporated herein by reference).
10.27*	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.19 to our Annual Report on Form 10-K filed on February 11, 2013, and incorporated herein by reference).
10.28*	Form of Restricted Stock Award Agreement (adopted February 2013) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 6, 2013, and incorporated herein by reference).
10.29*	Employment Agreement, dated as of August 11, 2009, with Chris Felfe (filed as Exhibit 10.26 to our Annual Report on Form 10-K filed on February 10, 2014, and incorporated herein by reference).
16.1	Letter of Ernst & Young LLP dated February 19, 2015 (filed as Exhibit 16.1 to our Current Report on Form 8-K filed on February 19, 2015, and incorporated herein by reference).
21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive data files (furnished electronically herewith pursuant to Rule 406T of Regulations S-T).
________________

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Genesis Healthcare, Inc. (formerly Skilled Healthcare Group, Inc.)
We have audited the accompanying consolidated balance sheets of Skilled Healthcare Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive (loss) income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Skilled Healthcare Group, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Skilled Healthcare Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Irvine, California
February 20, 2015

Skilled Healthcare Group, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$3,629	$4,177
Accounts receivable, less allowance for doubtful accounts of $17,930 and $16,665 at December 31, 2014 and December 31, 2013, respectively	124,103	107,215
Deferred income taxes	17,659	9,876
Prepaid expenses	5,689	8,961
Other current assets	10,303	12,188
Total current assets	161,383	142,417
Property and equipment, less accumulated depreciation of $160,984 and $137,484 at December 31, 2014 and December 31, 2013, respectively	331,130	341,822
Leased facility assets, less accumulated depreciation of $4,904 and $4,432 at December 31, 2014 and December 31, 2013, respectively	8,944	9,416
Other assets:
Notes receivable	1,800	520
Deferred financing costs, net	7,318	9,189
Goodwill	68,833	69,065
Intangible assets, less accumulated amortization of $4,957 and $4,640 at December 31, 2014 and December 31, 2013, respectively	18,491	18,807
Deferred income taxes	3,232	9,472
Other assets	49,825	42,708
Total other assets	149,499	149,761
Total assets	$650,956	$643,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$65,349	$57,179
Employee compensation and benefits	37,487	32,979
Current portion of long-term debt	12,456	7,630
Total current liabilities	115,292	97,788
Long-term liabilities:
Insurance liability risks	29,356	29,534
Other long-term liabilities	12,660	12,367
Long-term debt, less current portion	398,389	411,495
Total liabilities	555,697	551,184
Commitments and contingencies — Note 13
Stockholders’ equity:
Class A common stock, 175,000 shares authorized, $0.001 par value per share; Issued and outstanding - 24,482 and 24,278 at December 31, 2014 and December 31, 2013, respectively	24	24
Class B common stock, 30,000 shares authorized, $0.001 par value per share; Issued and outstanding - 15,512 and 15,515 at December 31, 2014 and December 31, 2013, respectively	16	16
Additional paid-in-capital	382,718	378,756
Accumulated deficit	(287,499)	(286,592)
Accumulated other comprehensive income	—	28
Total stockholders’ equity	95,259	92,232
Total liabilities and stockholders’ equity	$650,956	$643,416
The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Net patient service revenue	$830,055	$839,150	$854,839
Leased facility revenue	3,201	3,122	3,060
	833,256	842,272	857,899
Expenses:
Cost of services (exclusive of rent cost of revenue and depreciation and amortization shown below)	714,864	731,870	716,506
Rent cost of revenue	20,000	18,828	17,941
General and administrative	39,989	26,619	24,249
Governmental investigation expense	6,000	—	—
Depreciation and amortization	24,322	23,771	23,641
Change in fair value of contingent consideration	(576)	(3,702)	817
Impairment of long-lived assets	82	19,000	—
Loss on disposal of assets	75	361	—
	804,756	816,747	783,154
Other (expenses) income:
Interest expense	(31,977)	(34,258)	(37,760)
Interest income	737	335	512
Other income (expense), net	1	188	(32)
Equity in earnings of joint venture	1,427	1,949	1,948
Debt modification/retirement costs	(843)	(2,828)	(4,126)
Total other (expenses), net	(30,655)	(34,614)	(39,458)
(Loss) income from continuing operations before (benefit) provision for income taxes	(2,155)	(9,089)	35,287
(Benefit) provision for income taxes	(1,248)	(2,905)	12,896
(Loss) income from continuing operations	(907)	(6,184)	22,391
(Loss) from discontinued operations, net of tax	—	(4,300)	(794)
Net (loss) income	$(907)	$(10,484)	$21,597

(Loss) earnings per share, basic:
(Loss) earnings per common share from continuing operations	$(0.02)	$(0.17)	$0.60
(Loss) per common share from discontinued operations	—	(0.11)	(0.02)
(Loss) income per share	$(0.02)	$(0.28)	$0.58

(Loss) earnings per share, diluted:
(Loss) earnings per common share from continuing operations	$(0.02)	$(0.17)	$0.60
(Loss) per common share from discontinued operations	—	(0.11)	(0.02)
(Loss) income per share	$(0.02)	$(0.28)	$0.58

Weighted-average common shares outstanding, basic	38,125	37,533	37,389
Weighted-average common shares outstanding, diluted	38,125	37,533	37,589
The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Year Ended December 31,
	2014	2013	2012

Net (loss) income	$(907)	$(10,484)	$21,597
Other comprehensive income (loss):
Unrealized loss on interest rate swap net of income tax (benefit) of ($16) for the year ended December 31, 2012.	—	—	(26)
Unrealized (loss) gain on investment available for sale - net of income tax (benefit) expense of ($9) and $27 for the years ended December 31, 2013 and 2012 respectively.	—	(14)	42
Reclassification adjustments:
Gain realized in net loss on investment available for sale - net of income tax expense of $17 for the year ended December 31, 2014.	(28)	—	—
Interest expense on interest rate swap - net of income tax expense of $107 and $219 for the years ended December 31, 2013 and 2012 respectively.	—	169	347
Other comprehensive (loss) income, net of tax	(28)	155	363
Comprehensive (loss) income	$(935)	$(10,329)	$21,960

The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	21,064	21	16,937	17	371,753	(297,705)	(490)	73,596
Net income	—	—	—	—	—	21,597	—	21,597
Conversion of class B common stock into class A common stock	1,361	1	(1,361)	(1)	—	—	—	—
Issuance of restricted stock	600	1	—	—	—	—	—	1
Forfeiture of restricted stock	(23)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,750	—	—	4,750
Restricted stock traded to pay tax	(35)	—	—	—	(234)	—	—	(234)
Excess tax benefits from stock-based payment arrangements	—	—	—	—	(242)	—	—	(242)
Other comprehensive income, net of tax	—	—	—	—	—	—	363	363
Balance at December 31, 2012	22,967	23	15,576	16	376,027	(276,108)	(127)	99,831
Net loss	—	—	—	—	—	(10,484)	—	(10,484)
Conversion of class B common stock into class A common stock	61	—	(61)	—	—	—	—	—
Issuance of restricted stock	1,688	1	—	—	—	—	—	1
Forfeiture of restricted stock	(376)	—	—	—	—	—	—	—
Restricted stock traded to pay tax	(62)	—	—	—	(269)	—	—	(269)
Stock-based compensation	—	—	—	—	2,998	—	—	2,998
Other comprehensive income, net of tax	—	—	—	—	—	—	155	155
Balance at December 31, 2013	24,278	$24	15,515	$16	$378,756	$(286,592)	$28	$92,232
Net loss	—	—	—	—	—	(907)	—	(907)
Conversion of class B common stock into class A common stock	3	$—	(3)	—	—	—	—	—
Issuance of restricted stock	889	1	—	—	—	—	—	1
Forfeiture of restricted stock	(610)	(1)	—	—	—	—	—	(1)
Other comprehensive income, net of tax	—	—	—	—	—	—	(28)	(28)
Restricted stock traded to pay tax	(292)	—	—	—	(1,920)	—	—	(1,920)
Stock-based compensation	—	—	—	—	4,269	—	—	4,269
Options exercised	214	—	—	—	1,264	—	—	1,264
Excess tax benefits from stock-based payment arrangements	—	—	—	—	349	—	—	349
Balance at December 31, 2014	$24,482	24	$15,512	16	$382,718	$(287,499)	$—	$95,259
The accompanying notes are an integral part of these consolidated financial statements.

Skilled Healthcare Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities
Net (loss) income	$(907)	$(10,484)	$21,597
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	24,234	24,622	24,584
Change in fair value of contingent consideration	(576)	(3,702)	816
Provision for doubtful accounts	14,125	14,396	7,409
Non-cash stock-based compensation	4,269	2,998	4,750
Excess tax benefits from stock-based payment arrangements	(349)	—	242
Loss (gain) on disposal of property and equipment	163	6,051	(98)
Amortization of deferred financing costs	3,268	2,870	2,813
Deferred income taxes	(432)	(529)	3,490
Amortization of discount on debt	550	896	906
Debt retirement costs	843	2,828	4,126
Impairment of long-lived assets	82	19,000	—
Changes in operating assets and liabilities:
Accounts receivable	(33,803)	(14,496)	(15,293)
Payments on notes receivable	1,622	3,313	3,116
Other current and non-current assets	376	(6,594)	(1,952)
Accounts payable and accrued liabilities	7,766	6,214	(10,128)
Employee compensation and benefits	2,330	(7,812)	1,083
Insurance liability risks	1,892	7,758	(1,637)
Other long-term liabilities	868	592	(3,148)
Net cash provided by operating activities	26,321	47,921	42,676
Cash Flows from Investing Activities
Additions to property and equipment	(12,981)	(13,436)	(19,522)
Acquisitions	—	—	(1,053)
Proceeds from sale of property and equipment	—	12,943	1,050
Proceeds from sale of investments	1,060	—	—
Proceeds from the sale of home health agency	30	—	—
Proceeds from the sale of land	66	—	—
Net cash used in investing activities	(11,825)	(493)	(19,525)
Cash Flows from Financing Activities
Borrowings under line of credit	298,500	363,582	307,000
Repayments under line of credit	(301,392)	(375,525)	(272,000)
Repayments of long-term debt	(9,606)	(174,989)	(165,423)
Proceeds from issuance of long-term debt	—	149,611	98,000
Cash paid for financing costs	(2,239)	(7,664)	(4,266)
Proceeds from exercise of stock options	1,264	—	—
Excess tax benefits from stock-based payment arrangements	349	—	(242)
Taxes paid related to net share settlement of equity awards	(1,920)	(269)	(234)
Net cash used in financing activities	(15,044)	(45,254)	(37,165)
(Decrease) increase in cash and cash equivalents	(548)	2,174	(14,014)
Cash and cash equivalents at beginning of period	4,177	2,003	16,017
Cash and cash equivalents at end of period	$3,629	$4,177	$2,003
The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
	2014	2013	2012
Supplemental cash flow information
Cash paid for:
Interest expense	$26,883	$29,082	$39,872
Income taxes, net	$(1,866)	$184	$8,733
Non-cash activities:
Conversion of accounts receivable into notes receivable	$2,782	$—	$359
Insurance premium financed	$3,668	$5,715	$4,628
Liabilities issued as consideration for purchase of business	$—	$—	$261
The accompanying notes are an integral part of these consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Business
Skilled Healthcare Group, Inc. ("Skilled") is a holding company that owns subsidiaries that operate long-term care facilities and provide a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Skilled and its consolidated wholly-owned companies are collectively referred to as the "Company." As of December 31, 2014, the Company operated facilities in California, Iowa, Kansas, Missouri, Nevada, Nebraska, New Mexico and Texas, including 73 skilled nursing facilities ("SNFs"), which offer sub-acute care and rehabilitative and specialty healthcare skilled nursing care, and 22 assisted living facilities ("ALFs"), which provide room and board and assistance with activities of daily living. The Company leases five skilled nursing facilities in California to an unaffiliated third party operator. In addition, through its Hallmark Rehabilitation subsidiary ("Hallmark"), the Company provides a variety of rehabilitative services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. Furthermore, as of December 31, 2014, the Company provided hospice care and home health services in Arizona, California, Idaho, Montana, Nevada and New Mexico. The Company also provides private duty care services in Arizona, Idaho, Montana, and Nevada. The Company has an administrative services company that provides a full complement of administrative and consultative services that allows affiliated operators and third-party facility operators with whom the Company contracts to better focus on delivery of healthcare services. The Company currently has one such service agreement with an unrelated skilled nursing facility operator. The Company is also a member in a joint venture located in Texas that provides institutional pharmacy services, which currently serves eight of the Company's SNFs and other facilities unaffiliated with the Company.
Combination with FC-GEN
On February 2, 2015, Skilled completed the previously announced combination transaction (the "Combination") with FC-GEN Operations Investment, LLC ("FC-GEN"). The closing of the Combination transaction occurred on February 2, 2015. After completion of the transaction, the combined company operates under the name Genesis Healthcare, Inc. and the Class A common stock of Skilled continues to trade on the NYSE.
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
A summary of the discontinued operations for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net operating revenues	$—	$13,699	$14,724
Operating expenses	—	15,026	15,976
(Loss) from disposal of assets	—	(5,690)	—
(Loss) from discontinued operations	—	(7,017)	(1,252)
Income tax (benefit)	—	(2,717)	(458)
(Loss) from discontinued operations	$—	$(4,300)	$(794)

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
The Company is participating in the recently established UPL supplemental payment program in the state of Texas that provides supplemental Medicaid payments for skilled nursing facilities that are licensed to non-state government entities such as county hospital districts.  Company subsidiaries previously operating twenty Company-owned Texas skilled nursing facilities entered into transactions with such hospital districts providing for the transfer of the licenses for the twenty of the Company-owned Texas skilled nursing facilities to the hospital districts, and providing further for the Company’s operating subsidiaries to retain the management of those facilities on behalf of the hospital districts, which are all participating in the UPL program. Each affected Operating subsidiary therefore retains operations of its skilled nursing facility and each agreement between the hospital district and the Company subsidiary is terminable by either party to fully restore the prior license status.
Overall payments made by Medicare for hospice services are subject to an annual cap amount on a per hospice agency basis. Total Medicare payments received for services rendered during the applicable Medicare hospice cap year by each Medicare-certified agency during this period are compared to the cap amount for the relevant period. Payments in excess of the cap are subject to recoupment by Medicare. For the years ended December 31, 2014, 2013, and 2012, the Company recorded net hospice Medicare cap reserves of $2.7 million, $5.6 million, and $4.1 million, respectively, as adjustments to revenue. Of the $2.7 million of hospice cap reserves recorded in the year ended December 31, 2014, $0.3 million was related to 2013 cap year and $2.4 million was related to the 2014 cap year. Of the $5.6 million of hospice cap reserves recorded in the year ended December 31, 2013, $0.2 million related to the 2011 cap year, $2.9 million was related to the 2012 cap year, and $2.5 million was related to the 2013 cap year. Of the $4.1 million of hospice cap reserves recorded in the year ended December 31, 2012, $1.9 million was related to the 2011 cap year, and $2.2 million was related to the 2012 cap year. These adjustments related to patients who transferred to or from the Company's hospice agencies and who received care from unaffiliated hospice agencies, as a result of which the hospice cap allowance is shared among those agencies.
The following table summarizes how the Company's revenue is derived from services provided to patients by payor classes (including leased facility revenue which is included within private pay and other) (dollars in thousands):

	Year Ended December 31,
	2014		2013		2012
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
Medicare	$236,833	28.4%	$260,131	30.9%	$287,918	33.6%
Medicaid	283,674	34.1	266,450	31.6	260,872	30.4
Subtotal Medicare and Medicaid	520,507	62.5	526,581	62.5	548,790	64.0
Managed Care	117,644	14.1	107,115	12.7	96,592	11.3
Private pay and other	195,105	23.4	208,576	24.8	212,517	24.7
Total	$833,256	100.0%	$842,272	100.0%	$857,899	100.0%
The following table sets forth revenue by state and revenue by state as a percentage of total revenue for the periods (dollars in thousands):

	Year Ended December 31,
	2014		2013		2012
	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue	Revenue Dollars	Percentage of Revenue
California	$335,325	40.2%	$343,948	40.8%	$342,398	39.9%
Texas	168,623	20.2	164,369	19.5	172,215	20.1
New Mexico	100,189	12.0	98,901	11.7	99,439	11.6
Kansas	63,690	7.7	60,848	7.2	61,662	7.2
Nevada	54,467	6.6	59,410	7.1	62,916	7.3
Missouri	61,615	7.4	58,644	7.0	59,743	7.0
Montana	13,470	1.6	14,220	1.7	15,665	1.8
Arizona	9,156	1.1	14,053	1.7	14,618	1.7
Idaho	9,571	1.1	10,603	1.3	10,300	1.2
Iowa	10,075	1.2	9,556	1.1	10,598	1.2
Nebraska	7,075	0.9	6,246	0.7	4,721	0.6
Indiana	—	—	1,474	0.2	3,624	0.4
Total	$833,256	100.0%	$842,272	100.0%	$857,899	100.0%
The Company's accounts receivable is derived from services provided to patients in the following payor classes for the years ended December 31 (in thousands):

	Year Ended December 31,
	2014	2013
Medicare	$25,014	$30,063
Medicaid	43,334	28,153
Subtotal Medicare and Medicaid	68,348	58,216
Managed care	33,027	24,874
Private pay and other	40,658	40,790
Total accounts receivable	142,033	123,880
Allowance for doubtful accounts	(17,930)	(16,665)
Accounts receivable, net	$124,103	$107,215

The Company estimates bad debt expense and the allowance for doubtful accounts based on historical experience.
As of December 31, 2014, notes receivable were approximately $3.2 million compared to $2.0 million as of December 31, 2013, of which $1.5 million and $1.5 million as of December 31, 2014 and 2013, respectively, were reflected as current assets with the remaining balances reflected as long-term assets. Interest rates on these notes approximate market rates as of the dates of the notes.
As of December 31, 2014 and December 31, 2013, two Hallmark Rehabilitation business customers owed $3.2 million, or 100.0% and $2.0 million or 100.0% of the total notes receivable balance respectively. These notes receivable, as well as the trade receivables from these two customers are guaranteed both by the assets of the customers as well as personally by the principal owners of the customers. Additionally, these two customers represented 35.5% and 50.7% of the net accounts receivable for the Company’s rehabilitation therapy services company as of December 31, 2014 and December 31, 2013 respectively. Additionally, these two customers accounted for approximately 42.1%, 41.0% and 41.6% of the rehabilitation therapy services company external revenue for the years ended 2014, 2013, and 2012 respectively. There are no past due accounts receivable that were converted to notes receivable. The notes receivable balance is stated net of an allowance for uncollectibility of approximately zero at December 31, 2014 and zero at December 31, 2013.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less. At December 31, 2014, the Company had aggregate cash of $3.6 million. This available cash is held in accounts at commercial banking institutions. The Company has periodically invested in AAA money market funds. To date, the Company has not experienced any loss or restricted access to its invested cash or cash equivalents; however, the Company can provide no assurances that access to its invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.
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
Depreciation and amortization of property and equipment under capital leases is included in depreciation and amortization expense. For leasehold improvements, where the Company has acquired the right of first refusal to purchase or to renew the lease, amortization is based on the lesser of the estimated useful lives or the period covered by the right. Depreciation expense was $24.3 million in 2014, $23.8 million in 2013, and $23.6 million in 2012.

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
Goodwill and Long-Lived Asset Impairment Testing
As of December 31, 2014, goodwill in the amount of $68.8 million was recorded on the Company's consolidated balance sheet, of which $9.7 million related to the rehabilitation therapy unit, $53.6 million related to the hospice reporting unit and $5.5 million related to the home health reporting unit.
The Company did not record a goodwill impairment or an impairment of long-lived assets charge in 2014.
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
Deferred Financing Costs
Deferred financing costs substantially relate to the senior secured credit facility agreement, the HUD insured loans, and the mortgage loans see Note 7 - "Debt," and are being amortized over the maturity periods using an effective-interest method for the term debt component of the senior secured credit facility. At December 31, 2014, deferred financing costs, net of amortization, was $7.3 million, and was $9.2 million at December 31, 2013.
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
In accordance with the relevant accounting standards, the Company applies a recognition threshold and measurement attribute of more likely than not for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
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
Interests in joint ventures
Joint ventures are entities over which the Company has significant influence but not control, generally achieved by a shareholding of at least 20% of the voting rights. The equity method is used to account for investments in joint ventures and investments are initially recognized at cost.
Stock Options and Equity Related Charges
The Company measures and recognizes expense for all share-based payment awards made to employees and directors. The fair value of share-based payment awards is estimated at grant date using an option pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. Share-based compensation expense included in the accompanying statements of operations has not been retroactively adjusted to reflect the vesting of shares upon closing of the Combination.
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
As of December 31, 2014 and 2013, the asset retirement obligations were $4.4 million and $4.3 million, respectively, which are classified as other long-term liabilities.
Operating Leases
As of December 31, 2014, 23 of the Company's 95 long-term care facilities that it operates were leased. The leases require payment of real estate taxes, insurance and common area maintenance in addition to rent. Most of the leases contain renewal options and rent escalation clauses.
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
The following table sets forth the computation of basic and diluted (loss) income per share of Class A common stock and Class B common stock (dollars in thousands, except per share data):

	December 31, 2014			December 31, 2013			December 31, 2012
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
(Loss) income per share, basic
Numerator:
Allocation of net (loss) income from continuing operations	$(538)	$(369)	$(907)	$(3,621)	$(2,563)	$(6,184)	$12,663	$9,728	$22,391
Allocation of net (loss) from discontinued operations	—	—	—	(2,519)	(1,781)	(4,300)	(449)	(345)	(794)
Allocation of net (loss) income	$(538)	$(369)	$(907)	$(6,140)	$(4,344)	$(10,484)	$12,214	$9,383	$21,597
(Loss) income per share, diluted
Numerator:
Allocation of net (loss) income from continuing operations	$(538)	$(369)	$(907)	$(3,621)	$(2,563)	$(6,184)	$12,714	$9,677	$22,391
Allocation of net (loss) from discontinued operations	—	—	—	(2,519)	(1,781)	(4,300)	(450)	(344)	(794)
Allocation of net (loss) income	$(538)	$(369)	$(907)	$(6,140)	$(4,344)	$(10,484)	$12,264	$9,333	$21,597
Denominator for basic and diluted (loss) income per share:
Weighted-average common shares outstanding, basic	22,612	15,513	38,125	21,981	15,552	37,533	21,145	16,244	37,389
Plus: incremental shares related to dilutive effect of stock options and restricted stock, if applicable	—	—	—	—	—	—	200	—	200
Adjusted weighted-average common shares outstanding, diluted	22,612	15,513	38,125	21,981	15,552	37,533	21,345	16,244	37,589
(Loss) income per share, basic:
(Loss) earnings per share from continuing operations	$(0.02)	$(0.02)	$(0.02)	$(0.17)	$(0.17)	$(0.17)	$0.60	$0.60	$0.60
(Loss) per share from discontinued operations	—	—	—	(0.11)	(0.11)	(0.11)	(0.02)	(0.02)	(0.02)
(Loss) income per common share	$(0.02)	$(0.02)	$(0.02)	$(0.28)	$(0.28)	$(0.28)	$0.58	$0.58	$0.58
(Loss) income per share, diluted:
(Loss) earnings per share from continuing operations	$(0.02)	$(0.02)	$(0.02)	$(0.17)	$(0.17)	$(0.17)	$0.60	$0.60	$0.60
(Loss) per share from discontinued operations	—	—	—	(0.11)	(0.11)	(0.11)	(0.02)	(0.02)	(0.02)
(Loss) income per common share	$(0.02)	$(0.02)	$(0.02)	$(0.28)	$(0.28)	$(0.28)	$0.58	$0.58	$0.58
The following were excluded from the weighted-average diluted shares computation for 2014, 2013, and 2012 (shares in thousands) because the effect would be anti-dilutive:

	Year Ended December 31,
	2014	2013	2012
Options to purchase common shares	288	717	472
Non-vested restricted stock and restricted stock units	741	527	325
Total excluded	1,029	1,244	797
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income consists of other comprehensive (loss) income. Other comprehensive (loss) income refers to gains and losses that, under U.S. GAAP, are recorded as an element of stockholders’ equity but are excluded from net loss. For the year ended December 31, 2014, the Company’s other comprehensive (loss) income consisted of a reclassification adjustment upon realization in the statement of operations of gains on available for sale securities that were previously included in accumulated other comprehensive income.

Recent Accounting Pronouncements
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, ("ASU 2014-08").  This ASU requires an entity to report disposed components or components held-

for-sale in discontinued operations if such components represent a strategic shift that has or will have a significant effect on operations and financial results. Additionally, expanded disclosure about discontinued operations and disposals of significant components that do not qualify for discontinued operations presentation will be required. The adoption of ASU 2014-08 is effective prospectively for disposals that occur within annual periods beginning on or after December 15, 2014, with early adoption permitted. The Company is currently evaluating the impact of the ASU on its consolidated financial statements.
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
Available for Sale Securities, Trading Securities, and Contingent Consideration
Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table summarizes the valuation of the Company’s available for sale securities, trading securities, and contingent consideration as of December 31, 2014 and 2013 fair value hierarchy (dollars in thousands):

	December 31,
	2014			2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available for sale securities	$—	$—	$—	$—	$1,046	$—
Trading securities	$—	$9,350	$—	$—	$—	$—
Contingent consideration – acquisitions	$—	$—	$360	$—	$—	$1,736
Trading Securities
The Company's wholly owned offshore captive insurance company is required by regulatory agencies to set aside assets to comply with the laws of the jurisdiction in which it operates. These assets consist of restricted cash and trading securities, which are included in restricted assets in the Company's consolidated December 31, 2014 balance sheet.
Available for Sale Securities
As of December 31, 2013 the Company's available for sale securities are U.S. government securities with an amortized cost basis and aggregate fair value of $1.0 million and $1.0 million, respectively. Net unrealized gains included in other comprehensive (loss) income on the Company's available for sale securities totaled $0.1 million as of December 31, 2013.
Contingent Consideration
On October 24, 2011, wholly-owned subsidiaries of the Company acquired substantially all of the assets of Cornerstone Hospice, Inc. ("Cornerstone"). The acquisition includes contingent earn-out consideration that can be earned based on the acquired business's achievement of an EBITDA threshold. The contingent consideration is up to $1.5 million over a period of 5 years following the closing. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. As this fair value measurement is based upon the financial forecast of the combined acquired entities, which input is not observable in the market, it represents a Level 3 measurement. The fair value of the earn-out at December 31, 2013 was $1.1 million and at December 31, 2014 was $0.4 million which reflects a $0.8 million payment to the seller, a value adjustment due to Cornerstone not achieving their 2014 earn out of $0.5 million, and an adjustment of $0.1 million due to reductions in forecasted EBITDA, which reduced the likelihood of the business achieving their EBITDA target necessary for the earn-out to be paid in future period..
As discussed above, EBITDA is the basis for calculating the contingent consideration. The unobservable inputs to the determination of the fair value of the contingent consideration include assumptions as to the ability of the acquired businesses to meet their EBITDA targets and discount rates used in the calculation. Should the actual EBITDA generated by the acquired businesses increase or decrease as compared to our assumptions, the fair value of the contingent consideration obligations would increase or decrease, up to the contracted limit, as applicable. As the timing of contingent payments goes further into the future, discount rate assumptions increase due to the increased uncertainty of the EBITDA that may be generated in those periods.
The Company's assumptions range from the acquired businesses achieving none, a portion, or all of the consideration, and discount rates range from 4%- 7%.
Below is a table listing the Level 3 rollforward as of December 31, 2014 (in thousands):

Level 3 Rollforward
Value at January 1, 2014	$1,736
Change in fair value	(576)
Payout	(800)
Value at December 31, 2014	$360
Below is a table listing the amount of gain (loss) reclassified from accumulated OCI into income (effective portion) for the year ending December 31, 2014, 2013, and 2012 (in thousands):

Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended December 31,
	2014	2013	2012
Gain realized in net loss on investment available for sale, net of income tax	$(28)	$—	$—
Interest expense	$—	$169	$347

Long-Term Debt
At December 31, 2014, the aggregate fair value of the Company's term loan due 2016, the revolving credit facility due 2015, the HUD insured loans due in 2043 and 2048, the mortgage term loan due 2016, and the asset based revolving credit facility due 2016, using the Level 2 inputs, approximated the carrying value. The carrying value of the debt at December 31, 2014 was $410.8 million. Fair value was estimated based on current yield rates plus the Company's estimated credit spread available for loan products with similar terms and maturities.

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
Amortization expense was approximately $0.3 million in 2014, $0.3 million in 2013 and $0.4 million in 2012. Amortization of the Company’s intangible assets at December 31, 2014 is expected to be approximately $0.3 million in 2015, $0.3 million in 2016, and zero in 2017 and thereafter. Identified intangible asset balances by major class at December 31, 2014 and 2013, are as follows (dollars in thousands):

	Cost	Life (in years)	Accumulated Amortization	Net Balance
Intangible assets subject to amortization:
Covenants not-to-compete	$520	5	$(451)	$69
Leasehold interests	5,050	7-29	(4,506)	544
Total	$5,570		$(4,957)	$613
Intangible assets not subject to amortization:
Trade names				$14,130
Other long-lived intangibles substantially related to operating licenses				3,748
Balance at December 31, 2014				$18,491

	Cost	Life (in years)	Accumulated Amortization	Net Balance
Intangible assets subject to amortization:
Covenants not-to-compete	$520	5	$(399)	$121
Leasehold interests	5,050	7-29	(4,241)	809
Total	$5,570		$(4,640)	$930
Intangible assets not subject to amortization:
Trade names				$14,130
Other long-lived intangibles substantially related to operating licenses				3,748
Balance at December 31, 2013				$18,807

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
At December 31, 2014, LTC services included 73 wholly-owned SNF operating companies that offer post-acute, rehabilitative custodial and specialty skilled nursing care, as well as 22 wholly-owned ALF operating companies that provide room and board and social services. Therapy services included rehabilitative services such as physical, occupational and speech therapy provided in the Company's facilities and in unaffiliated facilities. Hospice and home health services were provided by the Company's wholly owned subsidiaries to patients.
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
The following table sets forth selected financial data consolidated by business segment (dollars in thousands):

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Year Ended December 31, 2014
Net patient service revenue from external customers	$657,532	$89,905	$82,618	$—	$—	$830,055
Leased facility revenue	3,201	—	—	—	—	3,201
Intersegment revenue	2,086	56,340	—	—	(58,426)	—
Total revenue	$662,819	$146,245	$82,618	$—	$(58,426)	$833,256
Operating income (loss)	$56,414	$13,307	$(661)	$(40,560)	$—	$28,500
Interest expense, net of interest income						(31,240)
Other income						1
Equity in earnings of joint venture						1,427
Debt modification/retirement costs						(843)
Loss from continuing operations before provision for income taxes						$(2,155)
Depreciation and amortization	$22,206	$647	$899	$570	$—	$24,322
Segment capital expenditures	$10,441	$85	$183	$2,272	$—	$12,981
Adjusted EBITDA	$81,248	$14,025	$6,993	$(23,446)	$—	$78,820
Adjusted EBITDAR	$99,409	$14,025	$8,832	$(23,446)	$—	$98,820
Year Ended December 31, 2013
Net patient service revenue from external customers	$638,139	$102,169	$98,842	$—	$—	$839,150
Leased facility revenue	3,122	—	—	—	—	3,122
Intersegment revenue	2,350	56,959	—	—	(59,309)	—
Total revenue	$643,611	$159,128	$98,842	$—	$(59,309)	$842,272
Operating income (loss)	$51,281	$10,244	$(8,717)	$(27,283)	$—	$25,525
Interest expense, net of interest income						(33,923)
Other expense						188
Equity in earnings of joint venture						1,949
Debt modification/retirement costs						(2,828)
Loss from continuing operations before provision for income taxes						$(9,089)
Depreciation and amortization	$21,796	$688	$623	$664	$—	$23,771
Segment capital expenditures	$12,364	$132	$832	$108	$—	$13,436
Adjusted EBITDA	$71,500	$11,328	$8,865	$(19,363)	$—	$72,330
Adjusted EBITDAR	$88,490	$11,328	$10,703	$(19,363)	$—	$91,158
Year Ended December 31, 2012
Net patient service revenue from external customers	$643,740	$104,403	$106,696	$—	$—	$854,839
Leased facility revenue	3,060	—	—	—	—	3,060
Intersegment revenue	2,587	61,932	—	—	(64,519)	—
Total revenue	$649,387	$166,335	$106,696	$—	$(64,519)	$857,899
Operating income (loss)	$72,259	$12,133	$15,349	$(24,996)	$—	$74,745
Interest expense, net of interest income						(37,248)
Other income						(32)
Equity in earnings of joint venture						1,948
Income from continuing operations before provision for income taxes						$35,287
Depreciation and amortization	$21,649	$669	$607	$716	$—	$23,641

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Elimination	Total
Segment capital expenditures	$15,551	$823	$1,053	$2,098	$—	$19,525
Adjusted EBITDA	$93,306	$12,944	$17,102	$(22,233)	$—	$101,119
Adjusted EBITDAR	$109,728	$12,944	$18,591	$(22,203)	$—	$119,060

A reconciliation of Adjusted EBITDA and Adjusted EBITDAR to net (loss) income is as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Adjusted EBITDAR	$98,820	$91,158	$119,060
Rent cost of revenue	20,000	18,828	17,941
Adjusted EBITDA	78,820	72,330	101,119
Depreciation and amortization	(24,322)	(23,771)	(23,641)
Interest expense	(31,977)	(34,258)	(37,760)
Interest income	737	335	512
Impairment of long-lived assets (a)	(82)	(19,000)	—
Debt modification/retirement costs (b)	(843)	(2,828)	(4,126)
Organization restructuring costs (c)	(1,592)	(2,343)	—
Change in fair value of contingent consideration (d)	576	3,702	(817)
Closure of California home health agency (e)	—	(419)	—
Governmental investigation expense (f)	(6,000)	—	—
Legal expense for non-routine matters (g)	(2,285)	(2,531)	—
Combination related expense (h)	(13,697)	(306)	—
Exit costs related to divested facilities (i)	(397)	—	—
Losses at skilled nursing facility not at full operation (j)	(1,025)	—	—
Loss on the sale of assets (k)	(68)	—	—
Discontinued operations, net of taxes (l)	—	(4,300)	(794)
(Benefit) provision for income taxes	(1,248)	(2,905)	12,896
Net (loss) income	$(907)	$(10,484)	$21,597

Notes

(a)
During the third quarter of 2013, the Company recorded a goodwill impairment charge of $19.0 million related to its home health reporting unit. See "Note 3 - Goodwill and Long-lived Impairment Testing", for a more detailed discussion of the goodwill impairment charges.

(b)
For the year ended December 31, 2014, the Company recorded debt modification/retirement costs of $0.8 million. The entire amount was related to the June 2014 credit facility agreement. During 2013, we recorded debt modification/retirement costs of $2.8 million. Of the $2.8 million expensed for debt modification, $1.1 million related to the June 2013 credit facility amendment. The remaining $1.7 million was related to deferred financing fees expensed on the extinguishment of term debt that was refinanced with HUD insured loans as well as the term debt that was refinanced with MidCap Financial. In the second quarter of 2012, the Company refinanced its senior subordinated notes (the "2014 Notes") and recorded debt retirement cost of $4.1 million for the year ended December 31, 2012.

(c)	For the year ended December 31, 2014, the Company recorded $1.6 million in organization restructure costs. In 2013, the Company recorded $2.0 million in organization restructure costs.

(d)
In 2013, a benefit of $3.7 million was recorded for the change in fair value of contingent consideration related to the 2010 hospice and home health acquisition due to reductions in forecasted EBITDA, which reduced the likelihood of the businesses achieving their EBITDA target necessary for the earn-out to be paid in future period.

(e)	In the third quarter of 2013 the Company recorded a $0.4 million intangible asset impairment charge related to the closure of its California home health agency.

(f)
On or about August 6, 2014, in relation to its investigation of Creekside Hospice, the DOJ filed a notice of intervention in two pending qui tam proceedings filed by private party relators under the FCA and the NFCA and advised that it intended to take over the actions and file an amended complaint within 90 days, asserting that certain claims for hospice services provided by Creekside Hospice in the time period 2010 to 2013 did not meet Medicare requirements for reimbursement and are in violation of the civil False Claims Act. The DOJ filed its complaint in intervention on November 25, 2014, against Creekside, Skilled Healthcare Group, Inc., and Skilled Healthcare, LLC, asserting, among other things, that certain claims for hospice services provided by Creekside in the time period 2010 to 2013 did not meet Medicare requirements for reimbursement and are in violation of the civil False Claims Act. The DOJ is pursuing False Claims Act, NFCA, and federal common law claims remedies in an unspecified amount, with a request to treble provable damages and impose penalties per proved false claim in the amount ranging from $5,500 to $11,000 per claim, as applicable. While the Company denies the allegations and will defend this action, the Company has accrued $6.0 million as a contingent liability in connection with the matter, but it could ultimately cost more than that amount to settle or otherwise resolve it, including to satisfy any judgment that might be rendered against the Company or Creekside Hospice if the litigation defense were ultimately unsuccessful.

(g)	In 2014 and 2013 the Company incurred $2.3 million and $2.5 million, respectively, in legal expenses related to government investigations and similar non-routine legal matters.

(h)
On February 2, 2015, the business and operations of Skilled and FC-GEN were combined. During 2014, we incurred $13.7 million in due diligence and merger related costs, including $2.0 million of employee severance costs. We expect to incur an additional $4.8 million of severance costs in 2015. In 2013, we incurred $0.3 million in the proposals to discuss the FC-GEN Combination.

(i)	During 2014 the Company recorded $0.4 million in costs related to Sycamore and Dallas facilities divested during the end of 2013.

(j)	In 2014 the Company recorded $1.0 million related to our Kansas City Traditional Care Center which was commencing operations.

(k)	While unusual and non-recurring gains or losses on sales of assets are required under U.S. GAAP, these amounts are not reflective of income and losses of the Company's underlying business.

(l)
The Company sold two skilled nursing facilities on December 1, 2013, one owned facility in Texas and one leased facility in California, therefore, the results of these transactions have been classified as discontinued operations.

The following table presents the segment assets as of December 31, 2014 compared to December 31, 2013 (dollars in thousands):

	Long-Term Care Services	Therapy Services	Hospice & Home Health Services	Other	Total
December 31, 2014:
Segment total assets	$464,780	$50,113	$76,382	$59,681	$650,956
Goodwill and intangibles included in total assets	$1,036	$23,694	$62,594	$—	$87,324
December 31, 2013:
Segment total assets	$445,987	$48,251	$80,290	$68,888	$643,416
Goodwill and intangibles included in total assets	$1,300	$23,693	$62,879	$—	$87,872

7. Debt
The Company’s long-term debt is summarized as follows (dollars in thousands):

	As of December 31,
	2014	2013
Term Loan, due April 2016, interest rate based on LIBOR (subject to a 1.50% floor) plus 5.50%, or 7.00%, at December 31, 2014 and LIBOR (subject to a 1.50% floor) plus 5.25%, or 6.75%, at December 31, 2013; collateralized by substantially all assets of the Company excluding the skilled nursing facilities that collateralize the HUD insured mortgage loans and the skilled nursing facilities that collateralize the MidCap Financial credit facility	$242,314	$243,953
Term Loan original issue discount	(704)	(1,254)
Revolving Credit Facility due April 2015, interest rate comprised of the Prime rate of 3.25% plus 3.50%, or 6.75%, at December 31, 2013	—	11,000
Revolving Credit Facility due April 2016, interest rate comprised of LIBOR plus 5.50%, or 5.74%, at December 31, 2014	9,744	—
Revolving Credit Facility due April 2015, interest rate comprised of LIBOR plus 4.50%, or 4.74%, at December 31, 2014 and December 31, 2013	6,256	7,057
HUD insured loans due in 2043 and 2048, with a weighted average interest rate of 4.28% and 4.24% at December 31, 2014 and December 31, 2013	86,118	87,314
Term Loan, due December 2016, interest rate based on LIBOR rate (subject to a floor of 0.75%) plus 5.95%, or 6.70%, at December 31, 2014 and December 31, 2013; collateralized by 10 skilled nursing facilities	60,592	62,000
Revolving Credit Facility due December 2016, interest rate comprised of LIBOR (subject to a floor of 0.75%) plus 5.95%, or 6.70%, at December 31, 2014 and December 31, 2013; collateralized by the accounts receivable of 10 skilled nursing facilities	4,165	5,000
Note payable due December 2018, interest rate fixed at 6.50%, payable in monthly installments, collateralized by a first priority deed of trust	789	959
Insurance premiums financed	1,571	2,990
Other	—	106
Total long-term debt	410,845	419,125
Less amounts due within one year	(12,456)	(7,630)
Long-term debt, net of current portion	$398,389	$411,495

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
Pursuant to the Restated Credit Agreement, the quarterly term loan amortization payments increased to $2.6 million beginning June 30, 2012 compared to $0.9 million under the Prior Credit Agreement. Due to the principal reductions made in 2013 made in association with the HUD insured financings, no amortization payments were due until December 31, 2014, at which time the quarterly principal payments due will be $1.6 million. Additionally, the maximum portion of the annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement) to be applied to term debt reductions increased to 75% from 50%, subject to step-downs to 50% and 25% based on consolidated leverage. The Company has also increased its ability to refinance a portion of its credit facility with U.S. Department of Housing and Urban Development ("HUD") insured debt up to $250 million, subject to certain credit facility covenants. Any HUD insured borrowings beyond $250 million would necessitate either refinancing the senior secured credit facility in full or otherwise seeking a waiver or amendment from the senior secured lenders.
Under the senior secured credit facility, the Company must maintain compliance with specified financial covenants measured on a quarterly basis. The senior secured credit facility also includes certain additional affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures. Also under the senior secured credit facility, subject to certain exceptions and minimum thresholds, the Company is required to apply all of the proceeds from any issuance of debt, as much as half of the proceeds from any issuance of equity, as much as 75% of the Company's annual Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement), and amounts received in connection with any sale of the Company's assets to repay the outstanding amounts under the Restated Credit Agreement. The Company believes that it is in compliance with its debt covenants as of December 31, 2014. As of December 31, 2014, the fixed charge coverage ratio was 2.55, which compares to a minimum requirement of 1.85 and the leverage ratio was 4.20, as compared to an allowed maximum of 5.25.
The senior secured credit agreement was terminated upon the closing of the Combination on February 2, 2015.

HUD Insured and Other Mortgage Loans
In 2013, we received funding of 10 loans insured by HUD. The loans have a combined aggregate original principal balance of $87.6 million and are secured by 10 skilled nursing facilities. The HUD insured loans have an average all in interest rate of approximately 5.3% and amortization terms of 30 to 35 years. As of December 31, 2014 the HUD insured loans have a combined aggregate principal balance of $86.1 million.
Accordingly, as of December 31, 2014, the Company has 10 mortgages insured by HUD, which are each secured by a skilled nursing facility. These mortgages have an average remaining term of 33 years with fixed interest rates ranging from 3.3% to 4.5% and a weighted average interest rate of 4.23%. Depending on the mortgage agreement, prepayments are generally allowed only after 12 months or from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required. As all $87.6 million of the HUD insured mortgage loans were originated in 2013, none of the loans could be prepaid at December 31, 2014. Any further HUD insured mortgages will require additional HUD approval.
All HUD-insured mortgages are non-recourse loans to the Company. All mortgages are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of December 31, 2014, the Company has escrow reserve funds of $1.6 million with the loan servicer that are reported within other current assets, and replacement reserve funds of $3.6 million in other assets.

As of December 31, 2014 the Company has 10 additional skilled nursing facilities securing a $60.6 million mortgage loan and a $4.2 million asset based revolving credit facility with MidCap Financial. Both loans have an interest rate of LIBOR plus a margin of 5.95% with a LIBOR floor of 0.75%. The mortgage loan amortizes over 25 years with the remaining principal due December 1, 2016. There are additional quarterly principal payments of $0.3 million beginning after six months, $0.4 million in year two and $0.5 million in year three. The mortgage loan has a debt service coverage ratio and a minimum debt coverage ratio, both of which were met at December 31, 2014. The asset based revolving credit facility is secured by the accounts receivable of the 10 skilled nursing facilities.
Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt as of December 31, 2014 are as follows (in thousands):

Long-Term Debt
2015	$12,456
2016	315,339
2017	1,683
2018	1,757
2019	1,607
Thereafter	78,707
411,549
Less original issue discount at December 31, 2014	(704)
$410,845

8. Other Current Assets and Other Assets

Other current assets consisted of the following at December 31 (in thousands):

	As of December 31,
	2014	2013
Current portion of notes receivable, net	$1,389	$1,501
Supplies inventory	2,776	2,766
Income tax refund receivable	5,917	7,654
Current portion of insurance recoveries	80	226
Other current assets	141	41
	$10,303	$12,188

Other assets consisted of the following at December 31 (in thousands):

	As of December 31,
	2014	2013
Equity investment in joint ventures (see Note 15)	$4,950	$6,420
Restricted cash	33,687	26,965
Deposits and other assets	11,118	9,147
Insurance recoveries	70	176
	$49,825	$42,708
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

9. Property and Equipment
Property and equipment consisted of the following as of December 31 (in thousands):

	2014	2013
Land and land improvements	$62,236	$62,370
Buildings and leasehold improvements	326,892	320,923
Furniture and equipment	96,192	87,392
Construction in progress	6,794	8,621
	492,114	479,306
Less accumulated depreciation	(160,984)	(137,484)
	$331,130	$341,822

Leased facility assets consisted of the following as of December 31 (in thousands):

	2014	2013
Leased facility assets	$13,848	$13,848
Less accumulated depreciation	(4,904)	(4,432)
	$8,944	$9,416
The Company began leasing five skilled nursing facilities in California to an unaffiliated third party operator in April 2011 and signed a 10-year lease with two 10-year extension options exercisable by the lessee.

10. Income Taxes
The income tax (benefit) expense from operations consisted of the following for the years ended December 31 (in thousands):

	2014	2013	2012
Federal:
Current	$(414)	$(2,844)	$6,202
Deferred	(1,104)	(2,007)	4,755
State:
Current	344	66	1,004
Deferred	(74)	1,880	935
Income tax (benefit) expense from continuing operations	(1,248)	(2,905)	12,896
Income tax (benefit) expense from discontinued operations	—	(2,717)	(458)
Income tax (benefit) expense	$(1,248)	$(5,622)	$12,438

A reconciliation of the income tax (benefit) expense on income from continuing operations computed at statutory rates to the Company's actual effective tax rate is summarized as follows for the years ended December 31 (in thousands):

	2014	2013	2012
Federal rate (35%)	$(753)	$(3,182)	$12,350
State taxes, net of federal tax benefit	94	(252)	1,267
Uncertain tax positions and related interest	(32)	53	25
Lavender class action settlement	—	(1,050)	—
Change in state valuation allowance, net of federal tax benefit	126	1,517	—
Other permanent items	225	223	253
Return to provision adjustment	(400)	(573)	(740)
Credits, net	(845)	(520)	(260)
Stock-based compensation	422	808	38
Other, net	(85)	71	(37)
	$(1,248)	$(2,905)	$12,896
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
At December 31, 2014 and 2013, we retained a valuation allowance for our state loss and credit carryforwards of $3.2 million and $3.0 million, respectively, as a result of certain restrictions regarding their utilization. On July 11, 2013, legislation was enacted in California that limits the carryover period for unused enterprise zone ("EZ") tax credits to 10 years beginning in 2014. Prior to this legislation, unused EZ tax credits could be carried over indefinitely. This change in carryforward period resulted in the recording of a $2.3 million increase to the state valuation allowance in 2013, which was partially offset by the federal benefit resulting from the increase in state valuation allowance of $0.8 million.

Significant components of the Company's deferred income tax assets and liabilities at December 31 are as follows (in thousands):

	2014		2013
	Current	Non- Current	Current	Non- Current
Deferred income tax assets:
Vacation and other accrued expenses	$6,134	$5,890	$5,072	$9,372
Allowance for doubtful accounts	3,989	—	3,774	—
Professional liability accrual	1,061	1,765	3,260	951
Rent accrual	63	3,148	112	2,859
Asset retirement obligation, net	—	1,584	—	1,488
Governmental investigation	2,445	—	—	—
CA EZ credit carryforward	—	3,761	—	3,789
Merger accruals	5,259	—	—	—
Intangible assets	—	4,754	—	8,956
Other	1,973	524	1,069	502
Total deferred income tax assets	20,924	21,426	13,287	27,917
Deferred income tax liabilities:
Fixed assets	—	(14,638)	—	(14,495)
Prepaid Expenses	(1,674)	—	(2,435)	—
Other	—	(1,926)	—	(1,900)
Total deferred income tax liabilities	(1,674)	(16,564)	(2,435)	(16,395)
Net deferred income tax assets	19,250	4,862	10,852	11,522
Valuation allowance	(1,591)	(1,630)	(976)	(2,050)
Net deferred income tax assets	$17,659	$3,232	$9,876	$9,472
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Balance at January 1,	$321	$195	$135
Additions for tax positions of prior years	56	158	139
Settlements	(53)	—	(79)
Reductions for lapses of statutes	(78)	(32)	—
Balance at December 31,	$246	$321	$195
At December 31, 2014, the total amount of unrecognized tax benefit was $0.2 million, which will result in a benefit to the provision for income taxes in subsequent years, if recognized.
The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes line item of the consolidated statements of operations. As of December 31, 2014 and 2013, our accrued interest and penalties on unrecognized tax benefits was negligible.
The Company is subject to taxation in the United States and in various state jurisdictions. The Company's tax years 2011 and forward are subject to examination by the United States Internal Revenue Service. The Company’s tax years 2010 and forward are subject to examination by the Company's material state jurisdictions. The Internal Revenue Service is examining our 2012 tax year. We do not anticipate any material changes to our tax returns as filed.

11. Stockholders' Equity
The Company did not declare or pay cash dividends in either 2014 or 2013. The Company does not anticipate paying any cash dividends on our common stock in the foreseeable future. The Company currently expects that it will retain all available cash, if any, for use as working capital and for other general purposes, including to service or repay the debt and to fund the operation and expansion of its business. Any payment of future dividends will be at the discretion of the board of directors and will depend on, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant.
Prior to the Combination, holders of the Company's Class A common stock were entitled to a voting power of one vote per share and holders of the Company's Class B common stock are entitled to a voting power of ten votes per share. Following the Combination, each holder of Genesis's Class A common stock, Class B common stock, and Class C common stock is entitled to one vote per share. Mandatory and optional conversion of the Class B common stock into Class A common stock exists on a one-for-one basis under certain circumstances. Mandatory conversion of the Class C common stock into the Class A common stock exists on a fractional basis, as determined at the time of the conversion pursuant to the formula specified in our certificates of incorporation, under certain circumstances.

12. Stock-Based Compensation
2005 Restricted Stock Plan
In December 2005, the Company’s board of directors adopted a restricted stock plan with respect to Skilled’s Class B common stock (the "Restricted Stock Plan"). The Restricted Stock Plan provided for awards of restricted stock to the Company’s officers and other key employees. Such grants of restricted stock were required to be evidenced by restricted stock agreements and were subject to the vesting and other requirements as determined at the time of grant by a committee appointed by the board of directors. Restricted shares of each initial participant vested (i) 25% on the date of grant and (ii) 25% on each of the first three anniversaries of the date of grant, unless such initial participant ceases to be an employee of or consultant to Skilled or any of its companies on the relevant anniversary date. As of December 31, 2014, the aggregate number of shares of Class B stock issued under the Restricted Stock Plan was 1.3 million, net of forfeitures, all of which have fully vested. No additional shares of common stock are available for issuance under this plan.
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
Under the 2007 Plan, incentive and nonqualified stock options may be granted to eligible participants for the right to purchase common stock at a specified price which may not be less than the fair market value on the date of the grant. Based on the terms of individual option grants, options granted under the 2007 Plan generally expire 10 years after the grant date and generally become exercisable over a period of four years, with annual vesting, based on continued employment. In 2014 and 2013, the Company granted no new options to purchase shares of Class A common stock.
In November 2008, the Company began granting performance based restricted Class A common shares and stock options to executive officers. The stock options vest ratably over a four-year period. The fair value of the stock options is valued utilizing the Black-Scholes model and is amortized over the vesting period of the options. The fair value of the performance shares is is recognized as compensation expense based on the most probable outcome of the performance condition which is evaluated quarterly using the Company's forecasted and actual results. As of December 31, 2014, there were 0.9 million non-vested performance based restricted stock awards outstanding as compared to 0.8 million for the same period in 2013.
As of December 31, 2014, the aggregate number of Class A common shares and restricted stock units issued under the 2007 plan was 4.6 million as compared to 3.7 million as of December 31, 2013.
During the year ended December 31, 2014, the following actively occurred with respect to restricted stock awards, restricted stock units and performance stock awards under the Company’s existing plans (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested balance at January 1, 2014	2,256	$6.42
Granted	948	4.86
Vested	(740)	4.63
Forfeited	(610)	5.49
Non-vested balance at December 31, 2014	1,854
As of December 31, 2014, there was approximately $3.5 million of total unrecognized compensation costs related to restricted stock awards, restricted stock units and performance stock awards as compared to $4.6 million for the year ended December 31, 2013. These costs had a weighted-average remaining recognition period of 1.7 as of December 31, 2014 and 1.8 years as of December 31, 2013. The total fair value of shares vested during the years ended December 31, 2014, 2013, and 2012 was $5.1 million, $2.5 million, and $1.8 million, respectively.
There were no new stock options granted in the year ended December 31, 2014 and December 31, 2013.
There were 214,064 options exercised during the year ended December 31, 2014. As of December 31, 2014, there was less than $0.1 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 0.9 years. To the extent the forfeiture rate is different than the Company has anticipated, stock-based compensation related to these awards will be different from the Company's expectations.
The following table summarizes stock option activity during the year ended December 31, 2014 under the Skilled Healthcare Group, Inc. Amended and Restated 2007 Incentive Award Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	795	$8.54
Granted	—	—
Forfeited or cancelled	(208)	9.80
Outstanding at December 31, 2014	587	$9.35	4.54	$414,721
Fully vested and expected to vest at December 31, 2014	372	$9.35	4.54	$413,765
Exercisable at December 31, 2014	352	$9.44	4.40	$384,081
Aggregate intrinsic value represents the value of Skilled's closing stock price on the New York Stock Exchange on the last trading day of the fiscal period in excess of the exercise price, multiplied by the number of options outstanding or exercisable.

The amount of compensation included in general and administrative expenses was $3.2 million, $1.7 million, and $3.0 million for the year ended December 31, 2014, 2013 and 2012, respectively. The amount of compensation included in cost of services was $1.0 million, $1.3 million, and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

13. Commitments and Contingencies
Leases

The Company leases certain of its facilities under non-cancelable operating leases. The leases generally provide for payment of property taxes, insurance and repairs, and have rent escalation clauses, principally based upon the Consumer Price Index or other fixed annual adjustments.
The future minimum rental payments under non-cancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2014 are as follows (in thousands):

2015	$18,927
2016	17,618
2017	15,093
2018	10,618
2019	9,916
Thereafter	40,043
$112,215
The information above does not reflect the effects of the Combination, which occurred on February 2, 2015.
Legal Matters
The Company is a party to litigation and regulatory investigations arising in the ordinary course of business. With the exception of the specific matters noted below, management does not believe the results of such litigation and regulatory investigations, even if the outcome is unfavorable, would have a material adverse effect on the results of operations, financial position or cash flows of the Company.
Creekside Hospice Litigation
On August 2, 2013, the United States Attorney for the District of Nevada and the Civil Division of the U.S. Department of Justice (the “DOJ”) informed the Company that its Civil Division was investigating the Company, as well as its subsidiary, Creekside Hospice II, LLC, for possible violations of federal and state healthcare fraud and abuse laws and regulations. Those laws could have included the federal False Claims Act ("FCA") and the Nevada False Claims Act ("NFCA"). The FCA provides for civil and administrative fines and penalties, plus treble damages. The NFCA provides for similar fines and penalties, including treble damages. Violations of those federal or state laws could also subject the Company and/or its subsidiaries to exclusion from participation in the Medicare and Medicaid programs.
On or about August 6, 2014, in relation to the investigation the DOJ filed a notice of intervention in two pending qui tam proceedings filed by private party relators under the FCA and the NFCA and advised that it intends to take over the actions. The DOJ filed its complaint in intervention on November 25, 2014, against Creekside, Skilled Healthcare Group, Inc., and Skilled Healthcare, LLC, asserting, among other things, that certain claims for hospice services provided by Creekside in the time period 2010 to 2013 did not meet Medicare requirements for reimbursement and are in violation of the civil False Claims Act. The private party relators may attempt to continue to pursue any claims that the DOJ has not elected to pursue. The DOJ is pursuing False Claims Act, NFCA, and federal common law claims remedies in an unspecified amount, with a request to treble provable damages and impose penalties per proved false claim in the amount ranging from $5,500 to $11,000 per claim, as applicable.
While the Company denies the allegations and will defend this action, including any portion of the action that the private party relators may continue to pursue, the Company has accrued $6.0 million as a contingent liability in connection with the matter. However, it could ultimately cost more than that amount to settle or otherwise resolve the matter(s), including to satisfy any judgment that might be rendered against the Company or Creekside Hospice if the litigation defense were ultimately unsuccessful.
Therapy Matters Investigation
In February 2015, representatives of the U.S. Department of Justice Civil Division informed the Company that they are investigating and may pursue legal action against the Company and certain of its subsidiaries for alleged violations of the civil False Claims Act related to the provision of therapy services from 2005 through 2013. These laws could include the FCA and similar state laws. As noted above, the FCA provides for civil and administrative fines and penalties, including civil fines ranging from $5,500 to $11,000 per claim plus treble damages. Applicable state laws provide for similar penalties. Violations of these federal or state laws could also subject the Company and/or its subsidiaries to exclusion from participation in the Medicare and Medicaid programs. Any damages, fines, penalties, other sanctions and costs that we may incur as a result of any federal and/or state suit could be significant and could have a material and adverse effect on our results of operations and financial condition. At this time, we cannot predict what effect, if any, the investigation or any potential claims arising under applicable federal or state laws and regulations could have on the Company. While the Company will continue to cooperate with the government’s investigation of the matter, the Company intends to vigorously defend against any legal action that may be brought in the matter.
Staffing Matters Investigation
In the course of communications in 2012-2013 with the California Attorney General's Bureau of Medi-Cal Fraud & Elder Abuse ("BMFEA") related to the “BMFEA Matter” discussed below, representatives of the California Attorney General and the DOJ indicated an interest in pursuing an action under the FCA and certain other legal theories based upon the jury findings of understaffing in the Humboldt County Action discussed below. (As discussed under “BMFEA Matter” below, the Company subsequently entered into a release with the BMFEA.) On February 10, 2015, the DOJ informed the Company that it intends to pursue legal action against the Company and certain of its subsidiaries related to staffing and certain quality of care allegations related to the issues adjudicated in the Humboldt County Action. These laws could include the FCA and similar state laws. As noted above, violations of the FCA or similar state laws and regulations could subject the Company and/or its subsidiaries to severe monetary and other penalties and remedies. Any damages, fines, penalties, other sanctions and costs that we may incur as a result of any federal or state suit could be significant and could have a material and adverse effect on our results of operations and financial condition. At this time, we cannot predict what effect, if any, the investigation or any potential claims arising under applicable federal or state laws and regulations could have on the Company. While the Company will continue to cooperate with the government's evaluation of the matter, the Company intends to vigorously defend against any legal action that may be brought in the matter.
Stockholder Litigation Regarding FC-GEN Combination
As discussed more fully in Note 18 - Combination with FC-GEN, on February 2, 2015, the business and operations of Skilled and FC-GEN were combined.  Skilled, the Skilled board of directors, Onex Corporation ("Onex"), Genesis and Genesis HealthCare LLC ("Genesis HealthCare") are named as defendants in a purported class action lawsuit, In re Skilled Healthcare Group, Inc. Stockholder Litigation, C.A. No. 10097-DCN, a consolidation of two separate actions filed on September 5, 2014, and September 16, 2014, respectively, brought by individuals who claim to be stockholders of the Company.  The consolidated complaint, filed on January 16, 2015, alleges, among other things, that the Board of Directors breached fiduciary duties owed to the Company’s stockholders by agreeing to enter into an agreement for a combination with FC-GEN in an all-stock transaction.  The complaint seeks to recover damages resulting from defendants’ alleged wrongful conduct and rescission of the transaction.  Skilled, the Skilled board of directors and Genesis believe that the claims in this action are without merit and intend to defend against it vigorously. However, Plaintiff decided to voluntarily dismiss their case without prejudice.  The court order granting the stipulation to dismiss the case was filed on February 13, 2015.
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

Insurance
The Company maintains various insurance and self-insurance for property and casualty including workers' compensation and general and professional liability. The Company believes that its insurance programs are adequate and appropriate, and where there has not been a direct transfer of risk to the insurance carrier, the Company recognizes a liability in the consolidated financial statements.
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
A summary of the liabilities related to insurance risks are as follows (dollars in thousands):

	As of December 31, 2014							As of December 31, 2013
	General and Professional		Employee Medical		Workers’ Compensation		Total	General and Professional		Employee Medical		Workers’ Compensation		Total
Current	$7,868	(1)	$1,551	(2)	$6,251	(2)	$15,670	$8,228	(1)	$2,446	(2)	$3,178	(2)	$13,852
Non-current	13,710		—		15,646		29,356	12,762		—		16,772		29,534
	$21,578		$1,551		$21,897		$45,026	$20,990		$2,446		$19,950		$43,386

(1)	Included in accounts payable and accrued liabilities.

(2)	Included in employee compensation and benefits.
Hallmark Indemnification
Hallmark, the Company's wholly-owned rehabilitation services company, provides physical, occupational and speech therapy services to various unaffiliated skilled nursing facilities. These unaffiliated skilled nursing facilities are reimbursed for these services from the Medicare Program and other third-party payors. Hallmark has indemnified these unaffiliated skilled nursing facilities from a portion of certain disallowances of these services. Additionally, to the extent a Recovery Audit Contractor ("RAC") or other regulatory authority or contractor is successful in making a claim for recoupment of revenue from any of these skilled nursing facilities, Hallmark will typically be required to indemnify them against their charges associated with this loss. No material indemnification payments were required to be made in 2014.
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
Purchase Commitment
As of December 31, 2014, the Company had no outstanding purchase commitments, except as noted under Leases above.

14.	Material Transactions with Related Parties
Agreement with Onex Partners Manager LP
Upon completion of the Transactions, the Company entered into an agreement with Onex Partners Manager LP, or Onex Manager, a wholly-owned subsidiary of Onex Corporation. In exchange for providing the Company with corporate finance and strategic planning consulting services, the Company paid Onex Manager an annual fee of $0.5 million. The aforementioned agreement with Onex Manager was terminated upon the closing of the Combination on February 2, 2015.

15.	Investment in Unconsolidated Joint Venture
Since 1996, the Company had a 50% equity interest in APS - Summit Care Pharmacy, LLC, or APS - Summit Care, which is a joint venture that serves the pharmaceutical needs of a limited number of the Company's affiliated Texas operations, as well as a number of other unaffiliated customers. The remaining 50% equity interest in APS - Summit Care is owned by an unaffiliated third party. APS - Summit Care operates a pharmacy in Austin, Texas, through which the Company's affiliated operations pay market value for prescription drugs and receives a 50% share of the net income related to the joint venture. The Company’s investment balance at December 31, 2014 and 2013 of $4.1 million and $5.6 million, respectively, is included in other assets in the consolidated balance sheets. The following tables provide summarized information from the balance sheet and statement of earnings for APS - Summit Care as of December 31:
Statement of Earnings
(In thousands)

	Year ended December 31,
	2014	2013	2012
Sales	$16,021	$26,900	$27,802
Gross Profit	2,789	4,559	2,969
Net Income	$2,255	$3,374	$3,040
Balance Sheet
(In thousands)

	December 31,
	2014	2013
Current Assets	$3,114	$3,518
Non-Current Assets	1,177	1,078
Current Liabilities	174	96

16.	Defined Contribution Plan
The Company sponsors a defined contribution plan covering substantially all employees who meet certain eligibility requirements. The Company did not match employee contributions for the defined contribution plan in 2014 and 2013.

17.	Quarterly Financial Information (Unaudited)
The following table summarizes unaudited quarterly financial data for the years ended December 31, 2014 and 2013 (dollars in thousands, except share and per share data):

	Three Months Ended,
	December 31	September 30	June 30	March 31
2014
Revenue	$210,359	$208,618	$206,979	$207,300
Total expense	203,941	200,810	202,738	197,266
Other expenses, net of other income	(7,577)	(7,315)	(8,366)	(7,398)
(Loss) income from continuing operations before provision (benefit) for income taxes	(1,159)	493	(4,125)	2,636
(Benefit) provision for income taxes	(1,094)	(150)	(1,345)	1,341
(Loss) income from continuing operations	(65)	643	(2,780)	1,295
Loss from discontinued operations, net of tax	—	—	—	—
Net (loss) income	$(65)	$643	$(2,780)	$1,295

Earnings (loss) per share, basic:
Earnings (loss) per common share from continuing operations	$0.00	$0.02	$(0.07)	$0.03
Loss per common share from discontinued operations	—	—	—	—
Earnings (loss) per share	$0.00	$0.02	$(0.07)	$0.03

Earnings (loss) per share, diluted:
Earnings (loss) per common share from continuing operations	$0.00	$0.02	$(0.07)	$0.03
Loss per common share from discontinued operations	—	—	—	—
Earnings (loss) per share	$0.00	$0.02	$(0.07)	$0.03
Weighted-average common shares outstanding, basic	38,218	38,207	38,098	37,972
Weighted-average common shares outstanding, diluted	38,218	38,463	38,098	38,202

	Three Months Ended,
	December 31	September 30	June 30	March 31
2013
Revenue	$208,278	$208,744	$210,192	$215,058
Total expense	197,727	217,650	197,995	203,375
Other expenses, net of other income	(8,883)	(8,357)	(9,270)	(8,104)
Income (loss) from continuing operations before provision for income taxes	1,668	(17,263)	2,927	3,579
Provision (benefit) for income taxes	1,035	(5,324)	1,139	245
Income (loss) from continuing operations	633	(11,939)	1,788	3,334
Loss from discontinued operations, net of tax	(3,635)	(136)	(265)	(264)
Net (loss) income	$(3,002)	$(12,075)	$1,523	$3,070

Earnings (loss) per share, basic:
Earnings (loss) per common share from continuing operations	$0.02	$(0.32)	$0.05	$0.08
Loss per common share from discontinued operations	(0.10)	—	(0.01)	—
(Loss) earnings per share	$(0.08)	$(0.32)	$0.04	$0.08
Earnings (loss) per share, diluted:
Earnings (loss) per common share from continuing operations	$0.02	$(0.32)	$0.05	$0.08
Loss per common share from discontinued operations	(0.10)	—	(0.01)	—
(Loss) earnings per share	$(0.08)	$(0.32)	$0.04	$0.08
Weighted-average common shares outstanding, basic	37,431	37,499	37,646	37,557
Weighted-average common shares outstanding, diluted	37,431	37,499	38,186	38,034

Earnings per basic and diluted share are computed independently for each of the quarters presented based upon basic and diluted shares outstanding per quarter and therefore may not sum to the totals for the year.

18.     Subsequent Event - Combination with FC-GEN
On August 18, 2014, Skilled entered into a Purchase and Contribution Agreement with FC-GEN for the Combination of the businesses and operations of FC-GEN and Skilled. The closing of the Combination transaction occurred on February 2, 2015. After completion of the transaction, the combined company operates under the name Genesis Healthcare, Inc. and the Class A common stock of Skilled continues to trade on the NYSE.
In connection with the Combination on February 2, 2015, Skilled's first lien senior secured term loan, Skilled's mortgage loans, and asset based revolving credit facility were repaid.

(a)	2. Financial Statement Schedule:

SKILLED HEALTHCARE GROUP, INC.
SCHEDULE II—VALUATION ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Accounts receivable allowances
Year Ended December 31, 2014	$16,665	$14,125	$(12,860)	$17,930
Year Ended December 31, 2013	$15,646	$14,396	$(13,377)	$16,665
Year Ended December 31, 2012	$15,238	$7,409	$(7,001)	$15,646
Notes receivable allowances
Year Ended December 31, 2014	$—	$—		$—
Year Ended December 31, 2013	$130	$—	$(130)	$—
Year Ended December 31, 2012	$175	$—	$(45)	$130
 ________________

(1)	Uncollectible accounts written off, net of recoveries