Form 10-Q
period 2015-03-31
Genesis Healthcare, Inc.
filed 2015-05-08
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015.

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

(610) 444-6350

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on May 7, 2015, was:

Class A common stock, $0.001 par value — 73,591,665 shares

Class B common stock, $0.001 par value — 15,511,603 shares

Class C common stock, $0.001 par value — 64,449,380 shares

Genesis Healthcare, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	March 31, 2015	December 31, 2014

Assets:
Current assets:
Cash and equivalents	$95,708	$87,548
Restricted cash and investments in marketable securities	52,234	38,211
Accounts receivable, net of allowances for doubtful accounts of $139,389 at March 31, 2015 and $133,529 at December 31, 2014	763,006	605,830
Prepaid expenses	49,112	72,873
Other current assets	38,453	33,511
Deferred income taxes	2,443	58,213

Total current assets	1,000,956	896,186
Property and equipment, net of accumulated depreciation of $555,828 at March 31, 2015 and $502,176 at December 31, 2014	3,947,941	3,493,250
Restricted cash and investments in marketable securities	120,547	108,529
Other long-term assets	163,326	140,119
Deferred income taxes	142,018	160,531
Identifiable intangible assets, net of accumulated amortization of $48,507 at March 31, 2015 and $42,661 at December 31, 2014	233,181	173,112
Goodwill	423,387	169,681

Total assets	$6,031,356	$5,141,408

Liabilities and Stockholders’ Deficit:
Current liabilities:
Current installments of long-term debt	$12,746	$12,518
Capital lease obligations	3,004	2,875
Financing obligations	1,098	1,138
Accounts payable	218,565	194,508
Accrued expenses	155,484	125,831
Accrued compensation	255,881	192,838
Self-insurance reserves	144,897	130,874

Total current liabilities	791,675	660,582

Long-term debt	980,911	525,728
Capital lease obligations	1,005,555	1,002,762
Financing obligations	2,928,998	2,911,200
Deferred income taxes	—	19,215
Self-insurance reserves	400,309	355,344
Other long-term liabilities	129,428	124,067
Commitments and contingencies
Stockholders’ deficit:
Class A common stock (par $0.001, 175,000,000 shares authorized, issued and outstanding 73,587,665 and 49,864,878 at March 31, 2015 and December 31, 2014, respectively)	74	50
Class B common stock (par $0.001, 30,000,000 shares authorized, issued and outstanding 15,511,603 and 0 at March 31, 2015 and December 31, 2014, respectively)	16	—
Class C common stock (par $0.001, 150,000,000 shares authorized, issued and outstanding 64,449,380 and 0 at March 31, 2015 and December 31, 2014, respectively)	64	—
Additional paid-in capital	298,369	143,492
Accumulated deficit	(417,974)	(603,254)
Accumulated other comprehensive income	631	515
Total stockholders’ deficit before noncontrolling interests	(118,820)	(459,197)
Noncontrolling interests	(86,700)	1,707

Total stockholders’ deficit	(205,520)	(457,490)

Total liabilities and stockholders’ deficit	$6,031,356	$5,141,408

See accompanying notes to the unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three months ended March 31,
	2015	2014

Net revenues	$1,343,001	$1,186,544

Salaries, wages and benefits	819,938	746,490
Other operating expenses	348,285	292,698
Lease expense	36,419	32,799
Depreciation and amortization expense	59,933	47,500
Interest expense	121,313	108,750
Loss on early extinguishment of debt	3,234	499
Investment income	(416)	(943)
Other income	(7,611)	—
Transaction costs	86,069	2,249
Equity in net (income) loss of unconsolidated affiliates	(153)	44

Loss before income tax benefit	(124,010)	(43,542)
Income tax benefit	(5,648)	(2,754)

Loss from continuing operations	(118,362)	(40,788)
Income (loss) from discontinued operations, net of taxes	112	(3,194)

Net loss	(118,250)	(43,982)
Less net loss (income) attributable to noncontrolling interests	5,684	(185)
Net loss attributable to Genesis Healthcare, Inc.	$(112,566)	$(44,167)

Loss per common share:
Basic and diluted:
Weighted average shares outstanding for basic and diluted (loss) income from continuing operations per share	75,234	49,865

Basic and diluted net (loss) income per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(1.50)	$(0.82)
Income (loss) from discontinued operations	0.00	(0.06)
Net loss attributable to Genesis Healthcare, Inc.	$(1.50)	$(0.88)

See accompanying notes to the unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	Three months ended March 31,
	2015	2014
Net loss attributable to Genesis Healthcare, Inc.	$(112,566)	$(44,167)
Net unrealized gain on marketable securities, net of tax	270	132
Comprehensive loss	(112,296)	(44,035)
Comprehensive (loss) income attributable to noncontrolling interests	(5,382)	185
Comprehensive loss attributable to Genesis Healthcare, Inc.	$(117,678)	$(43,850)

See accompanying notes to the unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(IN THOUSANDS)

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated	Accumulated other comprehensive	Stockholders’	Noncontrolling	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	income (loss)	deficit	interests	deficit

Balance at December 31, 2013	49,865	$50	—	$—	—	$—	$161,452	$(349,269)	$1,068	$(186,699)	$2,818	$(183,881)

Comprehensive (loss) income:
Net loss	—	—	—	—	—	—	—	(253,985)	—
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	(553)
Total comprehensive (loss) income										(254,538)	2,456	(252,082)
Distributions to stockholders	—	—	—	—	—	—	(17,960)	—	—	(17,960)	—	(17,960)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(3,567)	(3,567)
Balance at December 31, 2014	49,865	$50	—	$—	—	$—	$143,492	$(603,254)	$515	$(459,197)	$1,707	$(457,490)

Combination share conversion	23,723	24	15,512	16	64,449	64	130,530	297,846	(154)	428,326	(80,186)	348,140
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(112,566)	—
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	270
Total comprehensive loss										(112,296)	(5,382)	(117,678)
Share based compensation	—	—	—	—	—	—	24,347	—	—	24,347	—	24,347
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,839)	(2,839)
Balance at March 31, 2015	73,588	$74	15,512	$16	64,449	$64	$298,369	$(417,974)	$631	$(118,820)	$(86,700)	$(205,520)

See accompanying notes to the unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three months ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(118,250)	$(43,982)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash interest and leasing arrangements, net	23,413	22,456
Other non-cash charges and gains, net	(7,587)	3,178
Share based compensation	25,373	—
Depreciation and amortization	60,077	49,151
Provision for losses on accounts receivable	23,392	18,870
Equity in net (income) loss of unconsolidated affiliates	(153)	44
Provision for deferred taxes	(9,493)	(8,733)
Changes in assets and liabilities:
Accounts receivable	(43,860)	(17,559)
Accounts payable and other accrued expenses and other	44,606	(10,607)

Total adjustments	115,768	56,800

Net cash (used in) provided by operating activities	(2,482)	12,818

Cash flows from investing activities:
Capital expenditures	(16,721)	(23,573)
Purchase of marketable securities	(15,319)	(7,728)
Proceeds on maturity or sale of marketable securities	10,158	9,718
Net change in restricted cash and equivalents	(361)	(7,034)
Sale of investment in joint venture	26,358	—
Sales of assets	1,263	—
Other, net	912	12

Net cash provided by (used in) investing activities	6,290	(28,605)

Cash flows from financing activities:
Borrowings under revolving credit facility	146,500	139,000
Repayments under revolving credit facility	(151,000)	(112,000)
Proceeds from issuance of long-term debt	360,000	—
Proceeds from tenant improvement draws under lease arrangements	95	1,290
Repayment of long-term debt	(330,627)	(3,255)
Debt issuance costs	(17,777)	(3,853)
Distributions to noncontrolling interests	(2,839)	(7,572)

Net cash provided by financing activities	4,352	13,610

Net increase (decrease) in cash and equivalents	8,160	(2,177)
Cash and equivalents:
Beginning of period	87,548	61,413

End of period	$95,708	$59,236

Supplemental disclosure of cash flow information:
Interest paid	$94,948	$92,915
Taxes paid	5,917	2,695

Non-cash financing activities:
Capital leases	$—	$13,096
Financing obligations	3,682	38,865
Assumption of long-term debt	326,610	—

See accompanying notes to the unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)         General Information

Description of Business

Genesis Healthcare, Inc. is a healthcare services company that through its subsidiaries (collectively, the Company) owns and operates skilled nursing facilities, assisted living facilities, hospices, home health providers and a rehabilitation therapy business.  The Company has an administrative service company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. The Company provides inpatient services through 511 skilled nursing, assisted living and behavioral health centers located in 34 states.  Revenues of the Company’s owned, leased and otherwise consolidated centers constitute approximately 85% of its revenues.

The Company provides a range of rehabilitation therapy services, including speech pathology, physical therapy, occupational therapy and respiratory therapy.  These services are provided by rehabilitation therapists and assistants employed or contracted at substantially all of the centers operated by the Company, as well as by contract to healthcare facilities operated by others.  After the elimination of intercompany revenues, the rehabilitation therapy services business constitutes approximately 12% of the Company’s revenues.

The Company provides an array of other specialty medical services, including management services, physician services, staffing services, hospice and home health services, and other healthcare related services, which comprise the balance of the Company’s revenues.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  In the opinion of management, the consolidated financial statements include all necessary adjustments for a fair presentation of the financial position and results of operations for the periods presented.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q of Regulation S-X and do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014 filed with the Securities and Exchange Commission on Form 8-K/A on February 26, 2015. The accompanying consolidated balance sheet at December 31, 2014 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

Certain prior year amounts have been reclassified to conform to current period presentation, the effect of which was not material.  The Company’s membership interest at December 31, 2014 has been recast as common stock and additional paid-in capital.

The Company’s financial position at March 31, 2015 includes the impact of the Combination (as defined in Note 3 —  “Significant Transactions and Events — The Combination with Skilled”), which has been accounted for as a reverse acquisition using the acquisition method effective February 2, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, (ASU 2014-09) which changes the requirements for recognizing revenue when entities enter into contracts with customers. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is not permitted. The Company is still evaluating the effect, if any, ASU 2014-09 will have on the Company’s consolidated financial condition and results of operations.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, (ASU 2015-03). This ASU requires an entity to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts.  The costs will continue to be amortized to interest expense using the effective interest method. The adoption of ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. This ASU requires retrospective application to all prior periods presented in the financial statements.  The adoption of ASU No. 2015-03 is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.

(2)         Certain Significant Risks and Uncertainties

Revenue Sources

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care facilities that utilize its rehabilitation therapy and other services.  The Company’s inpatient services segment derives approximately 79% of its revenue from Medicare and various state Medicaid programs.

The sources and amounts of the Company’s revenues are determined by a number of factors, including licensed bed capacity and occupancy rates of its inpatient facilities, the mix of patients and the rates of reimbursement among payors.  Likewise, payment for ancillary medical services, including services provided by the Company’s rehabilitation therapy services business, varies based upon the type of payor and payment methodologies.  Changes in the case mix of the patients as well as payor mix among Medicare, Medicaid and private pay can significantly affect the Company’s profitability.

It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or other governmental initiatives on the Company’s business and the business of the customers served by the Company’s rehabilitation therapy business.  The potential impact of reforms to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, is uncertain at this time.  Accordingly, there can be no assurance that the impact of any future healthcare legislation or regulation will not adversely affect the Company’s business.  There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs.  The Company’s financial condition and results of operations are and will continue to be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

Laws and regulations governing the Medicare and Medicaid programs, and our business generally, are complex and are often subject to a number of ambiguities in their application and interpretation. The Company believes that it is in substantial compliance with all applicable laws and regulations.  However, from time to time the Company and its affiliates are subject to pending or threatened lawsuits and investigations involving allegations of potential wrongdoing, some of which may be material or involve significant costs to resolve and/or defend against, or may lead to other adverse effects on the Company and its affiliates including, but not limited to, fines, penalties and exclusion from participation in the Medicare and/or Medicaid programs.  Our business is subject to a number of other known and unknown risks and uncertainties, which are discussed in Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the Securities and Exchange Commission on February 20, 2015.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(3)         Significant Transactions and Events

The Combination with Skilled

On August 18, 2014, Skilled Healthcare Group, Inc., a Delaware corporation (Skilled) entered into a Purchase and Contribution Agreement with FC-GEN Operations Investment, LLC (FC-GEN) pursuant to which the businesses and operations of FC-GEN and Skilled were combined (the Combination). On February 2, 2015, the Combination was completed.

The following diagram depicts the organizational structure of the Company at the time of the Combination:

Upon completion of the Combination, the Company began operating under the name Genesis Healthcare, Inc. and the Class A common stock of the combined company continues to trade on the NYSE under the symbol “GEN”.  Upon the closing of the Combination, the former owners of FC-GEN held 74.25% of the economic interests in the combined entity and the former shareholders of Skilled held the remaining 25.75% of the economic interests in the combined entity post-transaction, in each case on a fully-diluted, as-exchanged and as-converted basis.  Under applicable accounting standards, FC-GEN was the accounting acquirer in the Combination, which was treated as a reverse acquisition. The acquisition method has been applied to the Combination based on Skilled’s stock price (level 1 valuation technique - quoted prices in active markets for identical assets or liabilities) as of the acquisition date. The consideration has been

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

allocated to the legacy Skilled business that was acquired on the acquisition date with the excess consideration over the fair value of the net assets acquired recognized as goodwill. As of the effective date of the Combination, FC-GEN’s assets and liabilities remained at their historical costs.

Because FC-GEN’s pre-transaction owners held an approximately 58% direct controlling interest in Skilled and a 74.25% economic and voting interest in the combined company, FC-GEN is considered to be the acquirer of Skilled for accounting purposes. Following the closing of the Combination, the combined results of Skilled and FC-GEN are consolidated with approximately 42% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity. The 42% direct noncontrolling economic interest is in the form of membership units that are exchangeable on a 1 to 1 basis to public shares of the Company. The 42% direct noncontrolling economic interest will continue to decrease as membership units are converted to public shares of the Company.

Consideration Price Allocation

The total Skilled consideration price of $348.1 million was allocated to Skilled’s net tangible and identifiable intangible assets based upon the estimated fair values at February 2, 2015.  The excess of the consideration price over the estimated fair value of the net tangible and identifiable intangible assets was recorded as goodwill.  The allocation of the consideration price to property, plant and equipment, identifiable intangible assets and deferred income taxes was based upon valuation data and estimates.  The Company has not finalized the analysis of the consideration price allocation and will continue its review during the measurement period.  The aggregate goodwill arising from the Combination is based upon the expected future cash flows of the Skilled operations.  Goodwill recognized from the Combination is the result of (i) the expected savings to be realized from achieving certain economies of scale and (ii) anticipated long-term improvements in Skilled’s core businesses.  The Company has estimated $79.8 million of pre-existing Skilled goodwill that is deductible for income tax purposes related to the Combination.

The consideration price and related allocation are summarized as follows (in thousands):

Accounts receivable	$128,782
Deferred income taxes and other current assets	42,533
Property, plant and equipment	495,692

		Weighted Average Life (Years)
Identifiable intangible assets:
Management contracts	30,900	3.5
Customer relationships	13,400	10.0
Favorable lease contracts	18,220	12.8
Trade names	3,400	Indefinite
Total identifiable intangible assets	65,920
Deferred income taxes and other assets	59,196
Accounts payable and other current liabilities	(115,292)
Long-term debt, including amounts due within one year	(428,342)
Unfavorable lease contracts	(11,480)
Deferred income taxes and other long-term liabilities	(142,574)
Total identifiable net assets	94,435
Goodwill	253,705
Net assets	$348,140

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pro forma information

The acquired business contributed net revenues of $152.7 million and a net income of $5.3 million, to the Company for the period from February 1, 2015 to March 31, 2015. The unaudited pro forma net effect of the Combination assuming the acquisition occurred as of January 1, 2014 is as follows (in thousands, except per share amounts):

	Pro Forma Three months ended March 31,
	2015	2014

Revenues	$1,414,289	$1,393,844
Loss attributable to Genesis Healthcare, Inc.	(16,317)	(17,568)

Loss per share from continuing operations attributable to Genesis Healthcare, Inc.
Basic	(0.18)	(0.16)
Diluted	(0.19)	(0.22)

The unaudited pro forma financial data have been derived by combining the historical financial results of the Company and the operations acquired in the Combination for the periods presented. The unaudited pro forma financial data includes transaction and financing costs totaling $84.7 million incurred by both the Company and Skilled in connection with the Combination. These costs have been eliminated from the results of operations for the three months ended March 31, 2015 for purposes of the pro forma financial presentation.

Related Party Transactions

On March 31, 2015, the Company sold its investment in FC PAC Holdings, LLC (FC PAC), an unconsolidated joint venture in which it held an approximate 5.4% interest, for $26.4 million. The Company recognized a gain on sale of $8.4 million recorded as other income on the statement of operations. FC PAC ownership includes affiliates of Formation Capital, a private equity sponsor of the Company prior to the Combination, and also represented by members of the Company’s board of directors.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(4)               Earnings (Loss) Per Share

The Company has three classes of common stock.  Classes A and B are identical in economic and voting interests.  Class C has a 1:1 voting ratio with the other two classes, representing the voting interests of the approximate 42% noncontrolling interest of the legacy FC-GEN owners.  See Note 3 — “Significant Transactions and Events — the Combination with Skilled”.   Class C common stock is a participating security; however, it shares in a de minimis economic interest and is therefore excluded from the denominator of the basic earnings per share calculation.

Basic net loss per share was computed by dividing net loss by the weighted-average number of outstanding common shares for the period. Diluted earnings per share is computed by dividing loss plus the effect of assumed conversions (if applicable) by the weighted-average number of outstanding shares after giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and convertible preferred stock, if any.

The computations of basic and diluted loss per share are consistent with any potentially dilutive adjustments to the numerator or denominator being anti-dilutive and therefore excluded from the dilutive calculation.  A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share follows (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014

Numerator:
Loss from continuing operations	$(118,362)	$(40,788)
Less: Net (loss) income attributable to noncontrolling interests	(5,684)	185
Loss from continuing operations attributable to Genesis Healthcare, Inc.	(112,678)	(40,973)
Income (loss) from discontinued operations, net of income tax	112	(3,194)
Net loss attributable to Genesis Healthcare, Inc.	$(112,566)	$(44,167)

Denominator:
Weighted average shares outstanding for basic and diluted net loss per share	75,234	49,865

Basic and diluted net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(1.50)	$(0.82)
Income (loss) from discontinued operations	—	(0.06)
Net loss attributable to Genesis Healthcare, Inc.	$(1.50)	$(0.88)

The following were excluded from net income attributed to Genesis Healthcare, Inc. and the weighted-average diluted shares computation for the three months ended March 31, 2015 and 2014, as their inclusion would have been anti-dilutive (shares in thousands):

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended March 31,
	2015		2014
	Net loss		Net loss
	attributed to		attributed to
	Genesis Healthcare,	Anti-dillutive	Genesis Healthcare,	Anti-dillutive
	Inc.	shares	Inc.	shares

Exchange of restricted stock units of noncontrolling interests	$(4,217)	41,534	$—	—

Because the Company is in a net loss position for the three months ended March 31, 2015, the combined impact of the assumed conversion of the approximate 42% noncontrolling interest to common stock and the related tax implications, are anti-dilutive to EPS.  As of March 31, 2015 there were 64,449,380 units attributed to the noncontrolling interests outstanding.  See Note 3 — “Significant Transactions and Events — the Combination with Skilled.”   There were no convertible instruments issued or outstanding as of March 31, 2014 that could be potentially dilutive to net loss for that period.

(5)    Segment Information

The Company has three reportable operating segments: (i) inpatient services; (ii) rehabilitation therapy services; and (iii) other services. For additional information on these reportable segments see Note 1 — “General Information — Description of Business.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the Company’s unaudited condensed consolidated statement of operations follows:

	Three months ended March 31, 2015
	Inpatient Services	Rehabilitation Therapy Services	Other Services	Corporate	Eliminations	Consolidated
	(In thousands)

Net revenues	$1,145,009	$263,051	$52,336	$210	$(117,605)	$1,343,001

Salaries, wages and benefits	542,692	214,797	33,244	29,205	—	819,938
Other operating expenses	419,306	19,226	15,074	12,283	(117,604)	348,285
Lease expense	35,528	41	459	391	—	36,419
Depreciation and amortization expense	48,225	2,867	362	8,479	—	59,933
Interest expense	103,654	1	10	17,771	(123)	121,313
Loss on extinguishment of debt	—	—	—	3,234	—	3,234
Investment income	(358)	—	—	(181)	123	(416)
Other income		—	—	(7,611)	—	(7,611)
Transaction costs	371	—	—	85,698	—	86,069
Equity in net (income) loss of unconsolidated affiliates	(309)	—	—	(220)	376	(153)
(Loss) income before income tax benefit	(4,100)	26,119	3,187	(148,839)	(377)	(124,010)
Income tax benefit	—	—	—	(5,648)	—	(5,648)
(Loss) income from continuing operations	$(4,100)	$26,119	$3,187	$(143,191)	$(377)	$(118,362)

	Three months ended March 31, 2014
	Inpatient Services	Rehabilitation Therapy Services	Other Services	Corporate	Eliminations	Consolidated
	(In thousands)

Net revenues	$1,000,217	$255,324	$35,814	$137	$(104,948)	$1,186,544
Salaries, wages and benefits	491,072	206,149	24,039	25,230	—	746,490
Other operating expenses	357,623	18,930	10,460	10,633	(104,948)	292,698
Lease expense	32,320	44	213	222	—	32,799
Depreciation and amortization expense	40,220	2,787	250	4,243	—	47,500
Interest expense	96,460	1	209	12,203	(123)	108,750
Loss on extinguishment of debt	—	—	—	499	—	499
Investment income	(424)	—	—	(642)	123	(943)
Transaction costs	—	—	—	2,249	—	2,249
Equity in net (income) loss of unconsolidated affiliates	(290)	—	—	—	334	44
(Loss) income before income tax benefit	(16,764)	27,413	643	(54,500)	(334)	(43,542)
Income tax benefit	—	—	—	(2,754)	—	(2,754)
(Loss) income from continuing operations	$(16,764)	$27,413	$643	$(51,746)	$(334)	$(40,788)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the segment assets as of March 31, 2015 compared to December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014

Inpatient services	$5,239,633	$4,381,044
Rehabilitation services	416,652	322,268
Other services	93,216	44,814
Corporate and eliminations	281,855	393,282
Total assets	$6,031,356	$5,141,408

(6)               Property and Equipment

Property and equipment consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014

Land, buildings and improvements	$594,970	$225,536
Capital lease land, buildings and improvements	913,814	910,820
Financing obligation land, buildings and improvements	2,549,389	2,526,792
Equipment, furniture and fixtures	411,446	276,983
Construction in progress	34,150	55,295

Gross property and equipment	4,503,769	3,995,426
Less: accumulated depreciation	(555,828)	(502,176)

Net property and equipment	$3,947,941	$3,493,250

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(7)               Long-Term Debt

Long-term debt at March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014

Revolving credit facility	$250,000	$254,500
Term loan facility, net of original issue discount of $10,400 at March 31, 2015 and $11,375 at December 31, 2014	219,964	219,297
Real estate bridge loan	360,000	—
HUD insured loans	100,845	—
Mortgages and other secured debt (recourse)	13,370	14,488
Mortgages and other secured debt (non recourse)	49,478	49,961

	993,657	538,246
Less:
Current installments of long-term debt	(12,746)	(12,518)

Long-term debt	$980,911	$525,728

Revolving Credit Facilities

In connection with the Combination, on February 2, 2015 the Company entered into new revolving credit facilities and terminated its former revolving credit facilities.  The new revolving credit facilities (the Revolving Credit Facilities) consist of a senior secured, asset-based revolving credit facility of up to $550 million under three separate tranches:  Tranche A-1, Tranche A-2 and FILO Tranche.  Interest accrues at a per annum rate equal to either (x) a base rate (calculated as the highest of the (i) prime rate, (ii) the federal funds rate plus 3.00%, or (iii) LIBOR plus the excess of the applicable margin between LIBOR loans and base rate loans) plus an applicable margin or (y) LIBOR plus an applicable margin.  The applicable margin is based on the level of commitments for all three tranches, and in regards to LIBOR loans (i) for Tranche A-1 ranges from 3.25% to 2.75%; (ii) for Tranche A-2 ranges from 3.00% to 2.50%; and (iii) for FILO Tranche is 5.00%.  The Revolving Credit Facilities mature on February 2, 2020, provided that if the Term Loan Facility (defined below) or the Real Estate Bridge Loan (defined below) is not refinanced with longer term debt or their terms not extended prior to their current maturities of December 4, 2017 and August 27, 2017, respectively, the Revolving Credit Facilities will mature 90 days prior to such maturity date, as applicable.  Borrowing levels under the Revolving Credit Facilities are limited to a borrowing base that is computed based upon the level of the Company’s eligible accounts receivable, as defined.  In addition to paying interest on the outstanding principal borrowed under the Revolving Credit Facilities, the Company is required to pay a commitment fee to the lenders for any unutilized commitments.  The commitment fee rate ranges from 0.375% per annum to 0.50% depending upon the level of unused commitment.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Borrowings and interest rates under the three tranches were as follows at March 31, 2015:

		Weighted
		Average
Revolving credit facility	Borrowings	Interest
FILO tranche	$25,000	5.36%
Tranche A-1	150,000	3.28%
Tranche A-2	75,000	2.76%
	$250,000	3.33%

As of March 31, 2015, the Company had outstanding borrowings under the Revolving Credit Facilities of $250.0 million and had $109.2 million of drawn letters of credit securing insurance and lease obligations, leaving the Company with approximately $165.8 million of available borrowing capacity under the revolving credit facilities.

Term Loan Facility

Prior to the Combination, FC-GEN and certain of its subsidiaries became a party to a five-year term loan facility (the Term Loan Facility).  The Term Loan Facility is secured by a first priority lien on the membership interests in the Company and on substantially all of the Company’s and its subsidiaries’ assets other than collateral held on a first priority basis by the Revolving Credit Facilities lender.  Borrowings under the Term Loan Facility bear interest at a rate per annum equal to the applicable margin plus, at the Company’s option, either (x) LIBOR or (y) a base rate determined by reference to the highest of (i) the lender defined prime rate, (ii) the federal funds rate effective plus one half of one percent and (iii) LIBOR described in subclause (x) plus 1.0%.  LIBOR based loans are subject to an interest rate floor of 1.5% and base rate loans are subject to a floor of 2.5%.  The Term Loan Facility matures on December 4, 2017.  On September 25, 2014, FC-GEN entered into an amendment to the Term Loan Facility providing for changes to the financial covenants and other provisions allowing for and accommodating the Combination.  On February 2, 2015, the amendment to the Term Loan Facility became effective.  The Term Loan Facility currently has an outstanding principal balance of $230.4 million.  Base rate borrowings under the Term Loan Facility bore interest of approximately 10.75% at March 31, 2015.  One-month LIBOR borrowings under the Term Loan Facility bore interest of approximately 10.0% at March 31, 2015.

Principal payments for the three months ended March 31, 2015 were $0.3 million.  The Term Loan Facility amortizes at a rate of 5% per annum.  The lenders have the right to elect ratable principal payments or defer principal recoupment until the end of the term.

Real Estate Bridge Loan

In connection with the Combination on February 2, 2015, the Company entered into a $360.0 million real estate bridge loan (the Real Estate Bridge Loan), which is secured by a mortgage lien on the real property of 67 facilities and a second lien on certain receivables of the operators of such facilities.  The Real Estate Bridge Loan is subject to a 24-month term with two extension options of 90-days each and accrues interest at a rate equal to LIBOR, plus 6.75%, plus an additional margin that ranges up to 7.00% based on the aggregate number of days the Real Estate Bridge Loan is outstanding.  The interest rate is also subject to a LIBOR interest rate floor of 0.5%.  The Real Estate Bridge Loan bore interest of 7.25% at March 31, 2015.  The Real Estate Bridge Loan is subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and / or refinance of the underlying facilities such net proceeds are required to be used to repay the outstanding

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

principal balance of the Real Estate Bridge Loan.   The proceeds of the Real Estate Bridge Loan were used to repay Skilled’s first lien senior secured term loan, repay Skilled’s mortgage loans and asset based revolving credit facility with MidCap Financial with excess proceeds used to fund direct costs of the Combination with the Company.  The Real Estate Bridge Loan has an outstanding principal balance of $360.0 million at March 31, 2015.

The Revolving Credit Facilities, the Term Loan and Real Estate Bridge Loan (collectively, the Credit Facilities) each contain a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company and its subsidiaries.  The Credit Facilities also require the Company to meet defined financial covenants, including interest coverage ratio, a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, all as defined in the applicable agreements.  The Credit Facilities also contain other customary covenants and events of default.  At March 31, 2015, the Company was in compliance with its covenants.

HUD Insured Loans

In connection with the Combination on February 2, 2015, the Company assumed certain obligations under 10 loans insured by HUD. The loans are secured by 10 of the Company’s skilled nursing facilities that were acquired in the Combination. The HUD insured loans have an average all in interest rate of approximately 5.3% and an original amortization term of 30 to 35 years. As of March 31, 2015 the HUD insured loans have a combined aggregate principal balance of $100.8 million including a $14.9 million debt premium established in purchase accounting in connection with the Combination.

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

All HUD-insured mortgages are non-recourse loans to the Company. All mortgages are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of March 31, 2015, the Company has total escrow reserve funds of $4.9 million with the loan servicer that are reported within prepaid expenses.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other Debt

Mortgages and other secured debt (recourse).  The Company carries two mortgage loans on two of its corporate office buildings.  The Company has an outstanding note payable for an acquired facility.  The loans are secured by the underlying real property and have fixed or variable rates of interest ranging from 1.9% to 6.0% at March 31, 2015, with maturity dates ranging from 2018 to 2019.

Mortgages and other secured debt (non-recourse).  Loans are carried by certain of the Company’s consolidated joint ventures.  The loans consist principally of revenue bonds and secured bank loans.  Loans are secured by the underlying real and personal property of individual facilities and have fixed or variable rates of interest ranging from 2.5% to 21.9% at March 31, 2015, with maturity dates ranging from 2018 to 2036.  Loans are labeled “non-recourse” because neither the Company nor any of its wholly owned subsidiaries is obligated to perform under the respective loan agreements.

The maturity of total debt of $993.7 million at March 31, 2015 is as follows (in thousands):

Twelve months ending March 31,
2016	$12,829
2017	372,972
2018	218,687
2019	13,842
2020	254,380
Thereafter	120,947
Total debt payments	$993,657

(8)   Leases and Lease Commitments

The Company leases certain facilities under capital and operating leases.  Future minimum payments for the next five years and thereafter under such leases at March 31, 2015 are as follows (in thousands):

Twelve months ending March 31,	Capital Leases	Operating Leases

2016	$91,697	$143,415
2017	93,871	143,002
2018	96,088	136,130
2019	98,455	132,616
2020	100,924	131,259
Thereafter	3,027,741	373,463
Total future minimum lease payments	3,508,776	$1,059,885
Less amount representing interest	(2,500,217)
Capital lease obligation	1,008,559
Less current portion	(3,004)
Long-term capital lease obligation	$1,005,555

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Capital Lease Obligations

The capital lease obligations represent the present value of minimum lease payments under such capital lease and cease use arrangements and bear imputed interest at rates ranging from 3.5% to 12.8% at March 31, 2015, and mature at dates ranging from 2015 to 2045.

Deferred Lease Balances

At March 31, 2015 and December 31, 2014, the Company had $64.1 million and $47.8 million, respectively, of favorable leases net of accumulated amortization, included in other identifiable intangible assets, and $41.3 million and $31.4 million, respectively, of unfavorable leases net of accumulated amortization included in other long-term liabilities on the consolidated balance sheet.  Favorable and unfavorable lease assets and liabilities, respectively, arise through the acquisition of leases in place which requires those contracts be recorded at their then fair value.  The fair value of a lease is determined through a comparison of the actual rental rate with rental rates prevalent for similar assets in similar markets.  A favorable lease asset to the Company represents a rental stream that is below market, and conversely an unfavorable lease is one with cost above market rates.  These assets and liabilities amortize as lease expense over the remaining term of the respective leases on a straight-line basis.  At March 31, 2015 and December 31, 2014, the Company had $21.8 million and $20.6 million, respectively, of deferred straight-line rent balances included in other long-term liabilities on the consolidated balance sheet.

Lease Covenants

Certain lease agreements contain a number of restrictive covenants that, among other things and subject to certain exceptions, impose operating and financial restrictions on the Company and its subsidiaries.  These leases also require the Company to meet defined financial covenants, including a minimum level of consolidated liquidity, a maximum consolidated net leverage ratio, a minimum consolidated fixed charge coverage and a minimum level of tangible net worth.  At March 31, 2015, the Company was in compliance with its covenants under its lease arrangements.

In connection with the Combination on February 2, 2015, the Company and certain of its lessors amended the existing lease agreements.  These amendments modified certain financial covenants to reflect the combined company.  There were no other significant changes to the lease agreements in the reporting period.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(9)   Financing Obligation

Future minimum payments for the next five years and thereafter under leases classified as financing obligations at March 31, 2015 are as follows (in thousands):

Twelve months ending March 31,

2016	$262,053
2017	270,608
2018	278,319
2019	286,253
2020	294,241
Thereafter	9,887,841
Total future minimum lease payments	11,279,315
Less amount representing interest	(8,349,219)
Financing obligation	$2,930,096
Less current portion	(1,098)
Long-term financing obligation	$2,928,998

(10)  Income Taxes

Upon completion of the Combination, the Company effectively owns 58% of FC-GEN, an entity taxed as a partnership for U.S. income tax purposes.  This is the Company’s only source of taxable income.  The transaction did not materially impact the percentage of pre-tax income taxed as corporate income.

For the three months ended March 31, 2015, the Company recorded an income tax benefit of $5.6 million from continuing operations representing an effective tax rate of 4.6% compared to an income tax benefit of $2.8 million from continuing operations, representing an effective tax rate of 6.3% for the same period in 2014.  The 1.7% decrease in the effective tax rate is attributable to a higher amount of projected U.S. federal tax credits for the 2015 tax year and the write-off of a portion of deferred tax assets on U.S. federal and state net operating losses.  The write-off is a result of a more restrictive change of ownership limitation under IRC Section 382 by which a taxpayer is limited to a certain amount of net operating losses it can utilize in a given tax year.

Exchange Rights and Tax Receivable Agreement

Following the Combination, the owners of FC-GEN will have the right to exchange their membership interests in FC-GEN for shares of Class A Common Stock of the Company or cash, at the Company’s option.  As a result of such exchanges, the Company’s membership interest in FC-GEN will increase and its purchase price will be reflected in its share of the tax basis of FC-GEN’s tangible and intangible assets.  Any resulting increases in tax basis are likely to increase tax depreciation and amortization deductions and, therefore, reduce the amount of income tax the Company would otherwise be required to pay in the future.  Any such increase would also decrease gain (or increase loss) on future dispositions of the effected assets.

Concurrent with the Combination, the Company entered into a tax receivable agreement (TRA) with the owners of FC-GEN.  The agreement provides for the payment by the Company to the owners of FC-GEN of 90% of the cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of (i) the increases in tax

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

basis attributable to the owners of FC-GEN and (ii) tax benefits related to imputed interest deemed to be paid by the Company as a result of the TRA.  Under the TRA, the benefits deemed realized by the Company as a result of the increase in tax basis attributable to the owners of FC-GEN generally will be computed by comparing the actual income tax liability of the Company to the amount of such taxes that the Company would have been required to pay had there been no such increase in tax basis.

Estimating the amount of payments that may be made under the TRA is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis and deductions, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including:

• the timing of exchanges—for instance, the increase in any tax deductions will vary depending on the fair value of the depreciable or amortizable assets of FC-GEN and its subsidiaries at the time of each exchange, which fair value may fluctuate over time;

• the price of shares of Company Class A Stock at the time of the exchange—the increase in any tax deductions, and the tax basis increase in other assets of FC-GEN and its subsidiaries is directly proportional to the price of shares of Company Class A Stock at the time of the exchange;

• the amount and timing of the Company’s income—the Company is required to pay 90% of the deemed benefits as and when deemed realized. If FC-GEN does not have taxable income, the Company is generally not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the TRA for that taxable year because no benefit will have been actually realized.  However, any tax benefits that do not result in realized benefits in a given tax year likely will generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the TRA; and

• future tax rates of jurisdictions in which the Company has tax liability.

The TRA also provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, FC-GEN (or its successor’s) obligations under the TRA would be based on certain assumptions defined in the TRA. As a result of these assumptions, FC-GEN could be required to make payments under the TRA that are greater or less than the specified percentage of the actual benefits realized by the Company that are subject to the TRA.  In addition, if FC-GEN elects to terminate the TRA early, it would be required to make an early termination payment, which upfront payment may be made significantly in advance of the anticipated future tax benefits.

Payments generally are due under the TRA within a specified period of time following the filing of FC-GEN’s U.S. federal and state income tax return for the taxable year with respect to which the payment obligation arises.  Payments under the TRA generally will be based on the tax reporting positions that FC-GEN will determine.  Although FC-GEN does not expect the IRS to challenge the Company’s tax reporting positions, FC-GEN will not be reimbursed for any overpayments previously made under the TRA, but any overpayments will reduce future payments.  As a result, in certain circumstances, payments could be made under the TRA in excess of the benefits that FC-GEN actually realizes in respect of the tax attributes subject to the TRA.

The term of the TRA generally will continue until all applicable tax benefits have been utilized or expired, unless the Company exercises its right to terminate the TRA and make an early termination payment.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In certain circumstances (such as certain changes in control, the election of the Company to exercise its right to terminate the agreement and make an early termination payment or an IRS challenge to a tax basis increase) it is possible that cash payments under the TRA may exceed actual cash savings.

(11) Commitments and Contingencies

Loss Reserves For Certain Self-Insured Programs

General and Professional Liability and Workers’ Compensation

The Company self-insures for certain insurable risks, including general and professional liabilities and workers’ compensation liabilities through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary among states in which the Company operates, including wholly owned captive insurance subsidiaries, to provide for potential liabilities for general and professional liability claims and workers’ compensation claims. Policies are typically written for a duration of twelve months and are measured on a “claims made” basis. Regarding workers’ compensation, the Company self-insures to its deductible and purchases statutory required insurance coverage in excess of its deductible. There is a risk that amounts funded to the Company’s self-insurance programs may not be sufficient to respond to all claims asserted under those programs. Insurance reserves represent estimates of future claims payments. This liability includes an estimate of the development of reported losses and losses incurred but not reported. Provisions for changes in insurance reserves are made in the period of the related coverage. The Company also considers amounts that may be recovered from excess insurance carriers in estimating the ultimate net liability for such risks.

The Company’s management employs its judgment and periodically independent actuarial analysis in determining the adequacy of certain self-insured workers’ compensation and general and professional liability obligations recorded as liabilities in the Company’s financial statements. The Company evaluates the adequacy of its self-insurance reserves on a quarterly basis or more often when it is aware of changes to its incurred loss patterns that could impact the accuracy of those reserves. The methods of making such estimates and establishing the resulting reserves are reviewed periodically and are based on historical paid claims information and nationwide nursing home trends. The foundation for most of these methods is the Company’s actual historical reported and/or paid loss data, over which it has effective internal controls. Any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, and future payments may be different than the estimated reserves.

The Company utilizes third-party administrators (TPAs) to process claims and to provide it with the data utilized in its assessments of reserve adequacy. The TPAs are under the oversight of the Company’s in-house risk management and legal functions. These functions ensure that the claims are properly administered so that the historical data is reliable for estimation purposes. Case reserves, which are approved by the Company’s legal and risk management departments, are determined based on an estimate of the ultimate settlement and/or ultimate loss exposure of individual claims.

The reserves for loss for workers’ compensation risks are discounted based on actuarial estimates of claim payment patterns using a discount rate of approximately 1% for each policy period presented. The discount rate for the 2015 policy year is 0.8%. The discount rates are based upon the risk-free rate for the appropriate duration for the respective policy year. The removal of discounting would have resulted in an increased reserve for workers’ compensation risks of $5.7 million and $4.8 million as of March 31, 2015 and December 31, 2014, respectively. The reserves for general and professional liability are recorded on an undiscounted basis.

The provision for general and professional liability risks totaled $26.2 million and $22.4 million for the three months ended March 31, 2015 and 2014, respectively. The reserves for general and professional liability were $320.5 million and $288.2 million as of March 31, 2015 and December 31, 2014, respectively.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The provision for loss for workers’ compensation risks totaled $18.0 million and $15.0 million for the three months ended March 31, 2015 and 2014, respectively. The reserves for workers’ compensation risks were $224.7 million and $198.0 million as of March 31, 2015 and December 31, 2014, respectively.

Health Insurance

The Company offers employees an option to participate in self-insured health plans.  Health insurance claims are paid as they are submitted to the plans’ administrators.  The Company maintains an accrual for claims that have been incurred but not yet reported to the plans’ administrators and therefore have not yet been paid.  The liability for the self-insured health plan is recorded in accrued compensation in the consolidated balance sheets.  Although management believes that the amounts provided in the Company’s consolidated financial statements are adequate and reasonable, there can be no assurances that the ultimate liability for such self-insured risks will not exceed management’s estimates.

Legal Proceedings

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

Creekside Hospice Litigation

On August 2, 2013, the United States Attorney for the District of Nevada and the Civil Division of the U.S. Department of Justice (the DOJ) informed the Company that its Civil Division was investigating Skilled, as well as its subsidiary, Creekside Hospice II, LLC, for possible violations of federal and state healthcare fraud and abuse laws and regulations. Those laws could have included the federal False Claims Act (FCA) and the Nevada False Claims Act (NFCA). The FCA provides for civil and administrative fines and penalties, plus treble damages. The NFCA provides for similar fines and penalties, including treble damages. Violations of those federal or state laws could also subject the Company and/or its subsidiaries to exclusion from participation in the Medicare and Medicaid programs.

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

While the Company denies the allegations and will vigorously defend this action, including any portion of the action that the private party relators may continue to pursue, the Company has accrued $6.0 million as a contingent liability in connection with the matter. However, it could ultimately cost more than that amount to settle or otherwise resolve the matter(s), including to satisfy any judgment that might be rendered against the Company or Creekside Hospice if the litigation defense were ultimately unsuccessful.

Therapy Matters Investigation

In February 2015, representatives of the DOJ informed the Company that they are investigating and may pursue legal action against the Company and certain of its subsidiaries including Hallmark Rehabilitation GP, LLC for alleged

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

violations of the federal and state healthcare fraud and abuse laws and regulations related to the provision of therapy services at certain Skilled Healthcare facilities from 2005 through 2013. These laws could include the FCA and similar state laws. As noted above, the FCA provides for civil and administrative fines and penalties, including civil fines ranging from $5,500 to $11,000 per claim plus treble damages. Applicable state laws provide for similar penalties. Violations of these federal or state laws could also subject the Company and/or its subsidiaries to exclusion from participation in the Medicare and Medicaid programs. Any damages, fines, penalties, other sanctions and costs that we may incur as a result of any federal and/or state suit could be significant and could have a material and adverse effect on our results of operations and financial condition. At this time, we cannot predict what effect, if any, the investigation or any potential claims arising under applicable federal or state laws and regulations could have on the Company. While the Company will continue to cooperate with the government’s investigation of the matter, the Company intends to vigorously defend against any legal action that may be brought in the matter.

Staffing Matters Investigation

On February 10, 2015, the DOJ informed the Company that it intends to pursue legal action against the Company and certain of its subsidiaries related to staffing and certain quality of care allegations related to the issues adjudicated against the Company and those subsidiaries in a previously disclosed class action lawsuit that Skilled settled in 2010. The laws under which the DOJ could seek to pursue legal action could include the FCA and similar state laws. As noted above, violations of the FCA or similar state laws and regulations could subject the Company and/or its subsidiaries to severe monetary and other penalties and remedies. Any damages, fines, penalties, other sanctions and costs that we may incur as a result of any federal or state suit could be significant and could have a material and adverse effect on our results of operations and financial condition. At this time, we cannot predict what effect, if any, the investigation or any potential claims arising under applicable federal or state laws and regulations could have on the Company. While the Company will continue to cooperate with the government’s evaluation of the matter, the Company intends to vigorously defend against any legal action that may be brought in the matter.

(12) Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and equivalents, restricted cash, trade accounts receivable, investments in marketable securities, accounts payable, short and long-term debt and derivative financial instruments.

The Company’s  financial instruments, other than its trade accounts receivable and accounts payable, are spread across a number of large financial institutions whose credit ratings the Company monitors and believes do not currently carry a material risk of non-performance.  Certain of the Company’s financial instruments, including its interest rate cap arrangements, contain an off-balance-sheet risk.

Recurring Fair Value Measures

Fair value is defined as an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date).  The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as shown below.  An instrument’s classification within the fair value hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Level 1 —	Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2 —	Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Level 3 —	Inputs that are unobservable for the asset or liability based on the Company’s own assumptions (about the assumptions market participants would use in pricing the asset or liability).

The tables below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and equivalents	$95,708	$95,708	$—	$—
Restricted cash and equivalents	39,134	39,134	—	—
Restricted investments in marketable securities	133,647	133,647	—	—

Total	$268,489	$268,489	$—	$—

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and equivalents	$87,548	$87,548	$—	$—
Restricted cash and equivalents	36,390	36,390	—	—
Restricted investments in marketable securities	110,350	110,350	—	—

Total	$234,288	$234,288	$—	$—

The Company places its cash and equivalents and restricted investments in marketable securities in quality financial instruments and limits the amount invested in any one institution or in any one type of instrument.  The Company has not experienced any significant losses on such investments.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Debt Instruments

The table below shows the carrying amounts and estimated fair values of the Company’s primary long-term debt instruments:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value

Revolving credit facility	$250,000	$250,000	$254,500	$254,500
Term loan facility, net of original issue discount of $10,400 at March 31, 2015 and $11,375 at December 31, 2014	219,964	223,996	219,297	229,677
Real estate bridge loan	360,000	360,000	—	—
HUD insured loans	100,845	100,845	—	—
Mortgages and other secured debt (recourse)	13,370	13,370	14,488	14,488
Mortgages and other secured debt (non recourse)	49,478	49,478	49,961	49,961

	$993,657	$997,689	$538,246	$548,626

The fair value of debt is based upon market prices or is computed using discounted cash flow analysis, based on the Company’s estimated borrowing rate at the end of each fiscal period presented.  The Company believes that the inputs to the pricing models qualify as Level 2 measurements.

Non-Recurring Fair Value Measures

The Company recently applied the fair value measurement principles to certain of its non-recurring nonfinancial assets in connection with an impairment test.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the Company’s hierarchy for nonfinancial assets measured at fair value on a non-recurring basis (in thousands):

	Carrying Value March 31, 2015	Impairment Charges - Three Months Ended March 31, 2015
Assets:
Property and equipment, net	$3,947,941	$—
Goodwill	423,387	—
Intangible assets	233,181	—

	Carrying Value December 31, 2014	Impairment Charges - Three Months Ended March 31, 2014
Assets:
Property and equipment, net	$3,493,250	$—
Goodwill	169,681	—
Intangible assets	173,112	—

The fair value of tangible and intangible assets is determined using a discounted cash flow approach, which is a significant unobservable input (Level 3).  The Company estimates the fair value using the income approach (which is a discounted cash flow technique).  These valuation methods required management to make various assumptions, including, but not limited to, future profitability, cash flows and discount rates.  The Company’s estimates are based upon historical trends, management’s knowledge and experience and overall economic factors, including projections of future earnings potential.

Developing discounted future cash flows in applying the income approach requires the Company to evaluate its intermediate to longer-term strategies, including, but not limited to, estimates of revenue growth, operating margins, capital requirements, inflation and working capital management.  The development of appropriate rates to discount the estimated future cash flows requires the selection of risk premiums, which can materially impact the present value of future cash flows.

The Company estimated the fair value of acquired tangible and intangible assets using discounted cash flow techniques that included an estimate of future cash flows, consistent with overall cash flow projections used to determine the purchase price paid to acquire the business, discounted at a rate of return that reflects the relative risk of the cash flows.

The Company believes the estimates and assumptions used in the valuation methods are reasonable.

(13) Subsequent Events

On April 1, 2015, the Company amended a master lease agreement with a major landlord real estate investment trust.  The amendment resulted in a one-time buyout of rent for eight previously closed facilities for a payment of $9.1 million.  The Company has the option to close six other facilities over the next two years if certain conditions are met.  The initial term of the lease was extended by two years expiring December 31, 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition as of the dates and for the periods presented and should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q. Historical results may not indicate future performance. Our forward-looking statements, which reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, particularly in Item 1A, “Risk Factors,” which was filed with the Securities and Exchange Commission (the SEC) on February 20, 2015, and in our subsequent quarterly and current reports filed with the SEC after that date. As used in this Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations, the words, “we,” “our,” “us” and the “Company,” and similar terms, refer collectively to Genesis Healthcare, Inc. and its wholly-owned subsidiaries (Genesis), unless the context requires otherwise. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the Genesis audited financial statements for the year ended December 31, 2014 filed with the SEC on Form 8-K/A on February 26, 2015 and the financial information and MD&A as of September 30, 2014 contained in the Schedule 14C Information Statement filed in connection with the Combination (defined below) on January 9, 2015.

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than  statements or characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” “pursue,” “plans” or “prospect,” or the negative or other variations thereof or comparable terminology. They include, but are not limited to, statements about the Company’s expectations and beliefs regarding its future operations and financial performance. These forward-looking statements are based on current expectations and projections about future events, and there can be no assurance that they will be achieved or occur, in whole or in part, in the timeframes anticipated by the Company or at all. Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified and, consequently, the actual performance of the Company may differ materially from that expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those contained in Part I, Item 1A, “Risk Factors” of the Annual Report, and others that are discussed in this Form 10-Q and could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. Our business is also subject to the risks that affect many other companies, such as employment relations, natural disasters, general economic conditions and geopolitical events. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price. Any forward-looking statements contained herein are made only as of the date of this report. The Company disclaims any obligation to update the forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements.

Business Overview

Genesis is a healthcare services company that through its subsidiaries owns and operates skilled nursing facilities, assisted living facilities, hospices, home health providers and a rehabilitation therapy business.  We have an administrative service company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services.  We provide inpatient services through 511 skilled nursing, assisted living and behavioral health centers located in 34 states.  Revenues of our owned, leased and otherwise consolidated centers constitute approximately 85% of our revenues.

We also provide a range of rehabilitation therapy services, including speech pathology, physical therapy, occupational therapy and respiratory therapy.  These services are provided by rehabilitation therapists and assistants employed or contracted at substantially all of the centers operated by us, as well as by contract to healthcare facilities operated by others.  After the elimination of intercompany revenues, the rehabilitation therapy services business constitutes approximately 12% of our revenues.

We provide an array of other specialty medical services, including management services, physician services, staffing services, hospice and home health services, and other healthcare related services, which comprise the balance of the Company’s revenues.

Recent Transactions

The Combination with Skilled

On August 18, 2014, Skilled Healthcare Group, Inc., a Delaware corporation (Skilled) entered into a Purchase and Contribution Agreement with FC-GEN Operations Investment, LLC (FC-GEN) pursuant to which the businesses and operations of FC-GEN and Skilled were combined (the Combination). On February 2, 2015, the Combination was completed.

The following diagram depicts the organizational structure of us at the time of the Combination:

Upon completion of the Combination, we now operate under the name Genesis Healthcare, Inc. and our Class A common stock of the combined company continues to trade on the NYSE under the symbol “GEN”.  Upon the closing of the Combination, the former owners of FC-GEN held 74.25% of the economic interests in the combined entity and the former shareholders of Skilled held the remaining 25.75% of the economic interests in the combined entity post-transaction, in each case on a fully-diluted, as-exchanged and as-converted basis.  Under applicable accounting standards, FC-GEN was the accounting acquirer in the Combination, which was treated as a reverse acquisition. The acquisition method has been applied to the Combination based on Skilled’s stock price (level 1 valuation technique - quoted prices in active markets for identical assets or liabilities) as of the acquisition date. The consideration has been allocated to the legacy Skilled business that was acquired on the acquisition date with the excess consideration over the fair value of the net assets acquired recognized as goodwill. As of the effective date of the Combination, FC-GEN’s assets and liabilities remained at their historical costs.

Because FC-GEN’s pre-transaction owners held an approximately 58% direct controlling interest in Skilled and a 74.25% economic and voting interest in the combined company, FC-GEN is considered to be the acquirer of Skilled for accounting purposes. Following the closing of the Combination, the combined results of Skilled and FC-GEN are consolidated with approximately 42% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity. The 42% direct noncontrolling economic interest is in the form of membership units that are exchangeable on a 1 to 1 basis to public shares of ours. The 42% direct noncontrolling economic interest will continue to decrease as membership units are converted to public shares of ours.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, (ASU 2014-09) which changes the requirements for recognizing revenue when entities enter into contracts with customers. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is not permitted. We are still evaluating the effect, if any, ASU 2014-09 will have on our consolidated financial condition and results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, (ASU 2015-03). This ASU requires an entity to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts.  The costs will continue to be amortized to interest expense using the effective interest method. The adoption of ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. This ASU requires retrospective application to all prior periods presented in the financial statements.  The adoption of ASU No. 2015-03 is not expected to have a material impact on our consolidated financial condition and results of operations.

Key Financial Performance Indicators

In order to compare our financial performance between periods, we assess certain key performance indicators for each of our operating segments separately for the periods presented.

The following is a glossary of terms for some of our key performance indicators and non-GAAP measures:

“Actual Patient Days” is defined as the number of residents occupying a bed (or units in the case of an assisted living center) for one qualifying day in that period;

“Adjusted EBITDA” is defined as EBITDA adjusted for (1) the conversion to cash basis leases (2) newly acquired or constructed businesses with start-up losses and (3) other adjustments. See “Reasons for Non-GAAP Financial Disclosure” for an explanation of the adjustments and a description of our uses of, and the limitations associated with, non-GAAP measures.

“Adjusted EBITDAR” is defined as EBITDAR adjusted for (1) the conversion to cash basis leases (2) newly acquired or constructed businesses with start-up losses and (3) other adjustments. See “Reasons for Non-GAAP Financial Disclosure” for an explanation of the adjustments and a description of our uses of, and the limitations associated with, non-GAAP measures.

“Available Patient Days” is defined as the number of available beds (or units in the case of an assisted living center) multiplied by the number of days in that period;

“Average Daily Census” or “ADC” is the number of residents occupying a bed (or units in the case of an assisted living center) over a period of time, divided by the number of calendar days in that period;

“EBITDA” is defined as EBITDAR less lease expense. See “Reasons for Non-GAAP Financial Disclosure” for an explanation of the adjustments and a description of our uses of, and the limitations associated with non-GAAP measures.

“EBITDAR” is defined as net income or loss before depreciation and amortization expense, interest expense, lease expense, loss (gain) on extinguishment of debt, other (income) loss, transaction costs, long-lived asset impairment, income tax expense (benefit) and loss from discontinued operations. See “Reasons for Non-GAAP Financial Disclosure” for an explanation of the adjustments and a description of our uses of, and the limitations associated with non-GAAP measures.

“Insurance” refers collectively to commercial insurance and managed care payor sources, but does not include managed care payers serving Medicaid residents, which are included in the Medicaid category;

“Occupancy Percentage” is measured as the percentage of Actual Patient Days relative to the Available Patient Days;

“Skilled Mix” refers collectively to Medicare and Insurance payor sources.

“Therapist Efficiency” is computed by dividing billable labor minutes related to patient care by total labor minutes for the period.

Key performance indicators for our businesses are set forth below, followed by a comparison and analysis of our financial results:

GENESIS HEALTHCARE, INC.

KEY FINANCIAL PERFORMANCE INDICATORS

(UNAUDITED)

	Three months ended March 31,
	2015	2014
	(In thousands)

Financial Results
EBITDAR	$175,347	$148,255
EBITDA	138,928	115,456
Adjusted EBITDAR	177,803	151,451
Adjusted EBITDA	60,425	41,524

INPATIENT SEGMENT:

	Three months ended March 31,
	2015	2014

Occupancy Statistics - Inpatient
Available licensed beds in service at end of period	56,672	46,499
Available operating beds in service at end of period	54,890	45,077
Available patient days based on licensed beds	4,776,173	4,189,124
Available patient days based on operating beds	4,628,881	4,060,428
Actual patient days	4,088,847	3,632,068
Occupancy percentage - licensed beds	85.6%	86.7%
Occupancy percentage - operating beds	88.3%	89.5%
Skilled mix	22.9%	22.2%
Average daily census	45,432	40,356

Revenue per patient day (skilled nursing facilities)
Medicare Part A	$500	$491
Medicare total (including Part B)	533	530
Insurance	438	446
Private and other	314	321
Medicaid	215	213
Medicaid (net of provider taxes)	194	192
Weighted average (net of provider taxes)	$273	$271

Patient days by payor (skilled nursing facilities)
Medicare	579,898	530,298
Insurance	287,759	224,287
Total skilled mix days	867,657	754,585
Private and other	286,586	241,623
Medicaid	2,646,502	2,399,760
Total Days	3,800,745	3,395,968

Patient days as a percentage of total patient days (skilled nursing facilities)
Medicare	15.3%	15.6%
Insurance	7.6%	6.6%
Skilled mix	22.9%	22.2%
Private and other	7.5%	7.1%
Medicaid	69.6%	70.7%
Total	100.0%	100.0%

Facilities at end of period
Skilled nursing facilities
Leased	382	357
Owned	32	2
Joint Venture	5	5
Managed *	36	14
Total skilled nursing facilities	455	378
Total licensed beds	55,365	46,106

Assisted living facilities:
Leased	29	27
Owned	22	1
Joint Venture	1	1
Managed	4	4
Total assisted living facilities	56	33
Total licensed beds	3,952	2,731
Total facilities	511	411

Total Jointly Owned and Managed— (Unconsolidated)	18	17

REHABILITATION THERAPY SEGMENT:

	Three months ended March 31,
	2015	2014

Revenue mix %:
Company-operated	39%	37%
Non-affiliated	61%	63%
Sites of service (at end of period)	1,569	1,385
Revenue per site	$168,751	$174,095
Therapist efficiency %	69%	70%

* Includes 20 facilities located in Texas for which the real estate is owned by Genesis.

Reasons for Non-GAAP Financial Disclosure

The following discussion includes references to EBITDAR, Adjusted EBITDAR, EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. For purposes of SEC Regulation G, a non-GAAP financial measure is a numerical measure of a registrant’s historical or future financial performance, financial position and cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable financial measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable financial measure so calculated and presented. In this regard, GAAP refers to generally accepted accounting principles in the United States. Pursuant to the requirements of Regulation G, we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

We believe the presentation of EBITDAR, Adjusted EBITDAR, EBITDA and Adjusted EBITDA provides useful information to investors regarding our results of operations because these financial measures are useful for trending, analyzing and benchmarking the performance and value of our business. By excluding certain expenses and other items that may not be indicative of our core business operating results, these non-GAAP financial measures:

•                  allow investors to evaluate our performance from management’s perspective, resulting in greater transparency with respect to supplemental information used by us in our financial and operational decision making;

•                  facilitate comparisons with prior periods and reflect the principal basis on which management monitors financial performance;

•                  facilitate comparisons with the performance of others in the post-acute industry;

•                  provide better transparency as to the relationship each reporting period between our cash basis lease expense and the level of operating earnings available to fund lease expense; and

•                  allow investors to view our financial performance and condition in the same manner its significant landlords and lenders require us to report financial information to them in connection with determining our compliance with financial covenants.

We use EBITDAR, Adjusted EBITDAR, EBITDA and Adjusted EBITDA primarily as performance measures and believe that the GAAP financial measure most directly comparable to them is net income (loss). We use EBITDAR, Adjusted EBITDAR, EBITDA and Adjusted EBITDA as measures to assess the relative performance of our operating businesses, as well as the employees responsible for operating such businesses. EBITDAR, Adjusted EBITDAR, EBITDA and Adjusted EBITDA are useful in this regard because they do not include such costs as interest expense, income taxes and depreciation and amortization expense which may vary from business unit to business unit depending upon such factors as the method used to finance the original purchase of the business unit or the tax law in the state in which a business unit operates. By excluding such factors when measuring financial performance, many of which are outside of the control of the employees responsible for operating our business units, we are better able to evaluate the operating performance of the business unit and the employees responsible for business unit performance. Consequently, we use these non-GAAP measures to determine the extent to which our employees have met performance goals, and therefore may or may not be eligible for incentive compensation awards.

We also use EBITDAR, Adjusted EBITDAR, EBITDA and Adjusted EBITDA in our annual budget process. We believe these non-GAAP measures facilitate internal comparisons to historical operating performance of prior periods and external comparisons to competitors’ historical operating performance. The presentation of these non-GAAP financial measures is consistent with our past practice and we believe these measures further enable investors and analysts to compare current non-GAAP measures with non-GAAP measures presented in prior periods.

Although we use EBITDAR, Adjusted EBITDAR, EBITDA and Adjusted EBITDA as financial measures to assess the performance of our business, the use of these non-GAAP measures is limited because they do not consider certain material costs necessary to operate the business. These costs include our lease expense (only in the case of EBITDAR and Adjusted EBITDAR), the cost to service debt, the depreciation and amortization associated with our long-lived assets, losses (gains) on extinguishment of debt, transaction costs, long-lived asset impairment charges, federal and state income tax expenses, the operating results of our discontinued businesses and the income or loss attributed to non-controlling interests. Because EBITDAR, Adjusted EBITDAR, EBITDA and Adjusted EBITDA do not consider these important elements of our cost structure, a user of our financial information who relies on EBITDAR, Adjusted EBITDAR, EBITDA or Adjusted EBITDA as the only measures of our performance could draw an incomplete or misleading conclusion regarding our financial performance. Consequently, a user of our financial information should consider net income (loss) as an important measure of its financial performance because it provides the most complete measure of our performance.

Other companies may define EBITDAR, Adjusted EBITDAR, EBITDA and Adjusted EBITDA differently and, as a result, our non-GAAP measures may not be directly comparable to those of other companies.  EBITDAR, Adjusted EBITDAR, EBITDA and Adjusted EBITDA do not represent net income (loss), as defined by GAAP. EBITDAR, Adjusted EBITDAR, EBITDA and Adjusted EBITDA should be considered in addition to, not a substitute for, or superior to, GAAP financial measures.

The following tables provide reconciliations to EBITDAR, Adjusted EBITDAR, EBITDA and Adjusted EBITDA from net income (loss) the most directly comparable financial measure presented in accordance with GAAP:

GENESIS HEALTHCARE, INC.

RECONCILIATION OF NET (LOSS) INCOME TO EBITDA, EBITDAR, ADJUSTED EBITDA AND ADJUSTED EBITDAR

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	As reported	Adjustments				As adjusted
	Three months ended March 31, 2015	Conversion to cash basis leases (a)	Newly acquired or constructed businesses with start-up losses (b)	Other adjustments (c)	Total adjustments	Three months ended March 31, 2015

Net revenues	$1,343,001	$—	$(12,383)	$620	$(11,763)	$1,331,238

Salaries, wages and benefits	819,938	—	(7,066)	(1,683)	(8,749)	811,189
Other operating expenses	348,285	—	(5,470)	—	(5,470)	342,815
Lease expense	36,419	83,908	(2,949)	—	80,959	117,378
Depreciation and amortization expense	59,933	(33,592)	(1,244)	—	(34,836)	25,097
Interest expense	121,313	(102,334)	(32)	—	(102,366)	18,947
Loss on extinguishment of debt	3,234	—	—	(3,234)	(3,234)	—
Other income	(7,611)	—	—	7,611	7,611	—
Investment income	(416)	—	—	—	—	(416)
Transaction costs	86,069	—	—	(86,069)	(86,069)	—
Equity in net income of unconsolidated affiliates	(153)	—	—	—	—	(153)
(Loss) income before income tax benefit	$(124,010)	$52,018	$4,378	$83,995	$140,391	$16,381
Income tax (benefit) expense	(5,648)	12,074	1,016	19,497	32,587	26,939
(Loss) income from continuing operations	$(118,362)	$39,944	$3,362	$64,498	$107,804	$(10,558)
Loss (income) from discontinued operations, net of taxes	(112)	460	—	—	460	348
Net (loss) income attributable to noncontrolling interests	(5,684)	14,555	1,225	23,502	39,282	33,598

Net (loss) income attributable to Genesis Healthcare, Inc.	$(112,566)	$24,929	$2,137	$40,996	$68,062	$(44,504)

Depreciation and amortization expense	59,933	(33,592)	(1,244)	—	(34,836)	25,097
Interest expense	121,313	(102,334)	(32)	—	(102,366)	18,947
Loss on extinguishment of debt	3,234	—	—	(3,234)	(3,234)	—
Other income	(7,611)	—	—	7,611	7,611	—
Transaction costs	86,069	—	—	(86,069)	(86,069)	—
Income tax (benefit) expense	(5,648)	12,074	1,016	19,497	32,587	26,939
Loss (income) from discontinued operations, net of taxes	(112)	460	—	—	460	348
Net (loss) income attributable to noncontrolling interests	(5,684)	14,555	1,225	23,502	39,282	33,598

EBITDA / Adjusted EBITDA	$138,928	$(83,908)	$3,102	$2,303	$(78,503)	$60,425
Lease expense	36,419	83,908	(2,949)	—	80,959	117,378

EBITDAR / Adjusted EBITDAR	$175,347	$—	$153	$2,303	$2,456	$177,803

(Loss) income per common share:

Diluted:

Weighted average shares outstanding for diluted (loss) income from continuing operations per share (d)	75,234

Diluted net (loss) income from continuing operations per share (e)	$(1.50)

GENESIS HEALTHCARE, INC.

RECONCILIATION OF NET (LOSS) INCOME TO EBITDA, EBITDAR, ADJUSTED EBITDA AND ADJUSTED EBITDAR

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	As reported	Adjustments				As adjusted
	Three months ended March 31, 2014	Conversion to cash basis leases (a)	Newly acquired or constructed businesses with start-up losses (b)	Other adjustments (c)	Total adjustments	Three months ended March 31, 2014

Net revenues	$1,186,544	$—	$(2,884)	$1,167	$(1,717)	$1,184,827
		—
Salaries, wages and benefits	746,490	—	(1,742)	(1,800)	(3,542)	742,948
Other operating expenses	292,698	—	(1,252)	(119)	(1,371)	291,327
Lease expense	32,799	77,563	(435)	—	77,128	109,927
Depreciation and amortization expense	47,500	(31,868)	(51)	—	(31,919)	15,581
Interest expense	108,750	(95,408)	—	—	(95,408)	13,342
Loss on extinguishment of debt	499	—	—	(499)	(499)	—
Investment income	(943)	—	—	—	—	(943)
Transaction costs	2,249	—	—	(2,249)	(2,249)	—
Equity in net loss (income) of unconsolidated affiliates	44	—	—	—	—	44
(Loss) income before income tax benefit	$(43,542)	$49,713	$596	$5,834	$56,143	$12,601
Income tax (benefit) expense	(2,754)	3,142	38	369	3,549	795
(Loss) income from continuing operations	$(40,788)	$46,571	$558	$5,465	$52,594	$11,806
Loss (income) from discontinued operations, net of taxes	3,194	(1,527)	—	—	(1,527)	1,667
Net loss attributable to noncontrolling interests	185	—	—	—	—	185

Net (loss) income attributable to Genesis Healthcare, Inc.	$(44,167)	$48,098	$558	$5,465	$54,121	$9,954

Depreciation and amortization expense	47,500	(31,868)	(51)	—	(31,919)	15,581
Interest expense	108,750	(95,408)	—	—	(95,408)	13,342
Loss on extinguishment of debt	499	—	—	(499)	(499)	—
Transaction costs	2,249	—	—	(2,249)	(2,249)	—
Income tax (benefit) expense	(2,754)	3,142	38	369	3,549	795
Loss (income) from discontinued operations, net of taxes	3,194	(1,527)	—	—	(1,527)	1,667
Net income attributable to noncontrolling interests	185	—	—	—	—	185

EBITDA / Adjusted EBITDA	$115,456	$(77,563)	$545	$3,086	$(73,932)	$41,524
Lease expense	32,799	77,563	(435)	—	77,128	109,927

EBITDAR / Adjusted EBITDAR	$148,255	$—	$110	$3,086	$3,196	$151,451

Loss per common share:

Diluted:

Weighted average shares outstanding for diluted (loss) income from continuing operations per share (d)	49,865

Diluted net (loss) income from continuing operations per share (e)	$(0.82)

(a)  Our leases are classified as either operating leases, capital leases or financing obligations pursuant to applicable guidance under U.S. GAAP.   We view the primary provisions and economics of these leases, regardless of their accounting treatment, as being nearly identical.  Virtually all of our leases are structured with triple net terms, have fixed annual rent escalators and have long-term initial maturities with renewal options.  Accordingly, in connection with our evaluation of the financial performance of the Company, we reclassify all of our leases to operating lease treatment and reflect lease expense on a cash basis.  This approach allows us to better understand the relationship in each reporting period of our operating performance, as measured by EBITDAR and Adjusted EBITDAR, to the cash basis obligations to our landlords in that reporting period, regardless of the lease accounting treatment.  This presentation and approach is also consistent with the financial reporting and covenant compliance requirements contained in all of our major lease and loan agreements.  The following table summarizes the reclassification adjustments necessary to present all leases as operating leases on a cash basis:

	Three months ended March 31,
	2015	2014
	(in thousands)
Lease expense:
Cash rent - capital leases	$22,925	$22,325
Cash rent - financing obligations	62,770	58,535
Non-cash - operating lease arrangements	(1,787)	(3,297)
Lease expense adjustments	$83,908	$77,563

Depreciation and amortization expense:
Capital lease accounting	$(8,779)	$(8,999)
Financing obligation accounting	(24,813)	(22,869)
Depreciation and amortization expense adjustments	$(33,592)	$(31,868)

Interest expense:
Capital lease accounting	$(25,486)	$(24,122)
Financing obligation accounting	(76,848)	(71,286)
Interest expense adjustments	$(102,334)	$(95,408)

Total pre-tax lease accounting adjustments	$(52,018)	$(49,713)

(b)  The acquisition and construction of new businesses has become an important element of our growth strategy.  Many of the businesses we acquire have a history of operating losses and continue to generate operating losses in the months that follow our acquisition.  Newly constructed or developed businesses also generate losses while in their start-up phase.   We view these losses as both temporary and an expected component of our long-term investment in the new venture.  We adjust these losses when computing Adjusted EBITDAR and Adjusted EBITDA in order to better evaluate the performance of our core business.  The activities of such businesses are adjusted when computing Adjusted EBITDAR and Adjusted EBITDA until such time as a new business generates positive Adjusted EBITDA.  The operating performance of new businesses are no longer adjusted when computing Adjusted EBITDAR and Adjusted EBITDA beginning the period in which a new business generates positive Adjusted EBITDA and all periods thereafter.  There were seven acquired or newly constructed businesses eliminated from our reported results when computing adjusted results for the three months ended March 31, 2015 and 2014, respectively.  The results for the three months ended March 31, 2015 were also adjusted for operational losses incurred for a rehabilitation services start-up in China.

(c)  Other adjustments represent costs or gains associated with transactions or events that we do not believe are reflective of our core recurring operating business.  The following items were realized in the periods presented:

	Three months ended March 31,
	2015	2014
	(in thousands)
Severance and restructuring (1)	$1,658	$1,481
Regulatory defense and related costs (2)	645	1,455
New business development costs (3)	—	150
Transaction costs (4)	86,069	2,249
Loss on early extinguishment of debt	3,234	499
Other income (5)	(7,611)	—
Tax benefit from total adjustments	(19,497)	(369)
Total other adjustments	$64,498	$5,465

(1)  We incurred costs related to the termination, severance and restructuring of certain components of the Company’s business.

(2)  We incurred legal defense and other related costs in connection with certain matters in dispute or under appeal with regulatory agencies.

(3)  We incurred business development costs in connection with the evaluation and start-up of services outside our existing service offerings.

(4)  We incurred costs associated with transactions including the combination with Skilled Healthcare Group, Inc. and other transactions.

(5)  We realized a net gain on the sale of certain assets.

(d)  Assumes 153.7 million diluted weighted average common shares outstanding and common stock equivalents on a fully exchanged basis.

(e)  Pro forma adjusted income from continuing operations per share assumes a tax rate of 40%, and is computed as follows: Pro forma adjusted net income before income taxes of $17.6 million x (1 — 40% tax rate) divided by 153.7 million diluted weighted average shares on a fully exchanged basis.

Results of Operations

A summary of our unaudited results of operations follows:

	Three Months Ended March 31,
	2015		2014		Increase / (Decrease)
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage	Dollars	Percentage
	(in thousands, except percentages)
Revenues:
Inpatient services:
Skilled Nursing facilities	$1,104,990	82.3%	$969,502	81.7%	$135,488	14.0%
Assisted living facilities	33,657	2.5%	28,082	2.4%	5,575	19.9%
Administration of third party facilities	6,362	0.5%	2,633	0.2%	3,729	141.6%
Elimination of administrative services	(4,192)	-0.3%	(464)	0.0%	(3,728)	803.4%
Inpatient services, net	1,140,817	84.9%	999,753	84.3%	141,064	14.1%

Rehabilitation therapy services:
Total therapy services	263,051	19.6%	255,324	21.5%	7,727	3.0%
Elimination intersegment rehabilitation therapy services	(105,906)	-7.9%	(98,347)	-8.3%	(7,559)	7.7%
Third party rehabilitation therapy services	157,145	11.7%	156,977	13.2%	168	0.1%

Other services:
Total other services	52,546	3.9%	35,951	3.0%	16,595	46.2%
Elimination intersegment other services	(7,507)	-0.6%	(6,137)	-0.5%	(1,370)	22.3%
Third party other services	45,039	3.4%	29,814	2.5%	15,225	51.1%

Total revenue	$1,343,001	100.0%	$1,186,544	100.0%	$156,457	13.2%

	Three Months Ended March 31,
	2015		2014		Increase / (Decrease)
	Dollars	Margin Percentage	Dollars	Margin Percentage	Dollars	Percentage
	(in thousands, except percentages)
EBITDAR:
Inpatient services	$183,369	16.0%	$152,235	15.2%	$31,443	20.7%
Rehabilitation therapy services	29,028	11.0%	30,245	11.8%	(1,217)	-4.0%
Other services	4,018	7.6%	1,315	3.7%	2,703	205.5%
Corporate and eliminations	(41,221)	—	(35,541)	—	(5,836)	16.4%

EBITDAR	$175,194	13.1%	$148,254	12.5%	$27,093	18.3%

A summary of our unaudited condensed consolidating statement of operations follows:

	Three months ended March 31, 2015
	Inpatient Services	Rehabilitation Therapy Services	Other Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$1,145,009	$263,051	$52,336	$210	$(117,605)	$1,343,001

Salaries, wages and benefits	542,692	214,797	33,244	29,205	—	819,938
Other operating expenses	419,306	19,226	15,074	12,283	(117,604)	348,285
Lease expense	35,528	41	459	391	—	36,419
Depreciation and amortization expense	48,225	2,867	362	8,479	—	59,933
Interest expense	103,654	1	10	17,771	(123)	121,313
Loss on extinguishment of debt	—	—	—	3,234	—	3,234
Investment income	(358)	—	—	(181)	123	(416)
Other income	—	—	—	(7,611)	—	(7,611)
Transaction costs	371	—	—	85,698	—	86,069
Equity in net (income) loss of unconsolidated affiliates	(309)	—	—	(220)	376	(153)

(Loss) income before income tax benefit	(4,100)	26,119	3,187	(148,839)	(377)	(124,010)
Income tax benefit	—	—	—	(5,648)	—	(5,648)
(Loss) income from continuing operations	$(4,100)	$26,119	$3,187	$(143,191)	$(377)	$(118,362)

	Three months ended March 31, 2014
	Inpatient Services	Rehabilitation Therapy Services	Other Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$1,000,217	$255,324	$35,814	$137	$(104,948)	$1,186,544
Salaries, wages and benefits	491,072	206,149	24,039	25,230	—	746,490
Other operating expenses	357,623	18,930	10,460	10,633	(104,948)	292,698
Lease expense	32,320	44	213	222	—	32,799
Depreciation and amortization expense	40,220	2,787	250	4,243	—	47,500
Interest expense	96,460	1	209	12,203	(123)	108,750
Loss on extinguishment of debt	—	—	—	499	—	499
Investment income	(424)	—	—	(642)	123	(943)
Transaction costs	—	—	—	2,249	—	2,249
Equity in net (income) loss of unconsolidated affiliates	(290)	—	—	—	334	44
(Loss) income before income tax benefit	(16,764)	27,413	643	(54,500)	(334)	(43,542)
Income tax benefit	—	—	—	(2,754)	—	(2,754)
(Loss) income from continuing operations	$(16,764)	$27,413	$643	$(51,746)	$(334)	$(40,788)

Prior to February 1, 2015, our results of operations exclude those revenue and expenses of Skilled’s businesses.  For comparability, those revenue and expense variances attributed solely to the combination of Skilled’s businesses with ours, commencing on February 1, 2015, will be identified in the discussion of the results of operations.  References to “legacy” businesses, identify those businesses operating as either Skilled or Genesis, respectively, prior to the Combination.

Inpatient Services

Inpatient services revenue increased $144.8 million, or 14.5%, in the three months ended March 31, 2015 as compared with the same period in 2014. Of this growth, $116.7 million is due to the Combination and $20.2 million is due to the acquisition or development of 10 facilities, offset by $5.3 million of revenue attributed to the divestiture of two underperforming facilities.  The remaining increase of $13.2 million, or 1.3%, is due to increased payment rates.

Inpatient services EBITDAR increased in the three months ended March 31, 2015 as compared with the same period in 2014, by $31.4 million, or 20.7%.  Of the increase, $20.0 million is attributed to the Combination and $3.6 million is due to the acquisition or development of 10 facilities and the divestiture of two underperforming facilities.  The remaining increase of $7.8 million, or 5.1%, is principally attributable to the realization of cost reductions we began implementing in the quarter ended December 31, 2014.

Rehabilitation Therapy Services

Rehabilitation therapy services revenue increased $7.7 million, or 3.0% comparing the three months ended March 31, 2015 with the same period in 2014.  The Combination contributed $23.9 million of revenue growth, while the legacy Genesis rehabilitation business revenue decreased $16.2 million.  Of this decrease, approximately $9.0 million is attributed to the loss of several large contracts in the quarter ended December 31, 2014, with the remaining decrease of $7.2 million attributed to lower treatment volume in its same store customer base.  These two factors resulted in a decline in the average revenue per site of about 4%.  Total external sites served increased period-over-period by two.

EBITDAR of the rehabilitation therapy segment was relatively flat comparing the three months ended March 31, 2015 with the same period in 2014.  The Combination contributed $2.5 million, while the EBITDAR of the legacy Genesis rehabilitation therapy business EBITDAR declined $3.7 million in the same period.  This decrease is attributed primarily to lost contracts and lower revenue volume previously noted, as well as lower therapist efficiency.  Therapist Efficiency declined period over period by 1%, from 70% to 69%.

Other Services — Other services revenue increased $16.6 million, or 46.2% in the three months ended March 31, 2015 as compared with the same period in 2014. Of this increase, the Combination contributed $12.1 million through the hospice and home health businesses.  The remaining increase of $4.5 million, or 12.5% was principally attributed to new business growth in our staffing services business.

Corporate and Eliminations — Corporate overhead costs increased $5.8 million, or 16.4%, in the three months ended March 31, 2015 as compared with the same period in 2014. This increase was largely due to the added overhead costs of Skilled.

Lease expense — Lease expense represents the cash rents and non-cash adjustments required to account for operating leases. We have operating leases in each reportable segment, other services and corporate overhead, but the inpatient services business incurs the greatest proportion of this expense for those skilled nursing and assisted living facilities accounted for as operating leases.  Lease expense increased $3.6 million in the three months ended March 31, 2015 as compared with the same period in the prior year.  All of this increase is attributed to the Combination.

Depreciation and amortization — Each of our reportable segments, other services and corporate overhead have depreciating property, plant and equipment, including depreciation on leased properties accounted for as capital leases or as a financing obligation. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  Of the $12.4 million increase in depreciation and amortization in the three months ended March 31, 2015 compared with the same period in the prior year, the Combination accounts for $6.7 million.  The remaining increase of $5.7 million is primarily attributable to Genesis’ ongoing capital expenditure program and newly acquired or constructed facilities.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our revolving credit facilities, term loan facility, real estate bridge loan and mortgage instruments, as well as the expense associated with leases accounted for as capital leases or financing obligations.  Interest expense increased $12.6 million in the three months ended March 31, 2015 as compared with the same period in the prior year.  Of this increase, $4.9 million is attributed to the Combination, and the associated real estate bridge loan and individual mortgages of Skilled’s skilled nursing and assisted living facilities.  The remaining $7.7 million increase is primarily attributable to growth in interest pertaining to existing lease obligations and obligations incurred in connection with newly acquired or constructed facilities.

Transaction costs — In the normal course of business, Genesis evaluates strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the three month periods ended March 31, 2015 and 2014 were $85.7 million and $2.2 million, respectively, and of the amount in the 2015 period, the Combination contributed $84.7 million.

Income tax benefit — For the three months ended March 31, 2015, we recorded an income tax benefit of $5.6 million representing an effective tax rate of 4.6% compared to an income tax benefit of $2.8 million from continuing operations, representing an effective tax rate of 6.3% for the same period in 2014.  The increase in tax benefit for the three months ended March 31, 2015 was mainly due to the increase in deferred tax assets resulting from the Combination.

Liquidity and Capital Resources

The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Three months ended March 31,
	2015	2014

Net cash (used in) provided by operating activities	$(2,482)	$12,818
Net cash provided by (used in) investing activities	6,290	(28,605)
Net cash provided by financing activities	4,352	13,610

Net increase (decrease) in cash and equivalents	8,160	(2,177)
Beginning of period	87,548	61,413

End of period	$95,708	$59,236

Net cash used in operating activities in the three months ended March 31, 2015 of $2.5 million was unfavorably impacted by funded transaction costs of approximately $29.5 million.  Adjusted for transaction costs, net cash provided by operating activities in the three months ended March 31, 2015 would have been approximately $27.0 million.  Net cash provided by operating activities in the three months ended March 31, 2014 of $12.8 million was unfavorably impacted by funded transaction costs of approximately $2.2 million.  Adjusted for funded transaction costs, net cash provided by operating activities in the three months ended March 31, 2014 would have been $15 million.  The $33.6 million growth in cash provided by operating activities before funded transaction costs in the 2015 period as compared to the 2014 period is attributed to the addition of the Skilled businesses beginning in February 2015, improved operating performance of the legacy Genesis business and the impact of favorable timing of labor related expenses.

Net cash provided by investing activities in the three months ended March 31, 2015 was $6.3 million, compared to a use of cash of $28.6 million in the three months ended March 31, 2014. The net increase in cash provided by investing activities of $34.9 million is principally attributed to reduced capital expenditures of $6.9 million in the 2015 period and receipt in the 2015 period of $27.6 million of asset and investment in joint venture sale proceeds.

Net cash provided by financing activities was $4.4 million in the three months ended March 31, 2015 compared to $13.6 million in the three months ended March 31, 2014.  The net decrease in cash provided by financing activities of $9.2 million is principally attributed to $13.9 million of incremental debt issuance costs funded in the 2015 period, offset by $4.7 million of reduced distributions to noncontrolling interests.  The increase in debt issuance costs is attributed to the financing costs incurred in connection with the financing activities associated with the Combination.

At March 31, 2015, we had cash and cash equivalents of $95.7 million and available borrowings under our revolving credit facilities of $165.8 million after taking into account $109.2 million of letters of credit drawn against our revolving credit facilities. Our available cash is held in accounts at third-party financial institutions. To date, we have experienced no loss or lack of access to its invested cash or cash equivalents; however, it can provide no assurances that access to its invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets. During the three months ended March 31, 2015, we maintained liquidity sufficient to meet our working capital, capital expenditure and development activities.

We are in varying stages of discussion and agreement with our major REIT partners in connection with a series of facility acquisitions, divestitures, closures and rent-prepayments. The transactions currently contemplated involve 21 facility acquisitions and 12 facility divestitures or closures.  The aggregate invested capital is estimated at $295 million, including $256 million of facility acquisitions, resulting in $35 million in annual rent reductions. We intend to finance approximately 60% of the total cost via mortgage financing, with the balance financed with non-core asset sale proceeds and/or capital raising activities.  Upon reaching definitive agreements with our REIT partners, we expect the majority of the transactions will close in stages during 2016.  To date, consummated REIT transactions include two facility divestitures and rent-prepayments resulting in no material impact to EBITDAR and $4.7 million in annual rent reductions.

In connection with an initiative to participate in the Chinese market, we recently opened a health and wellness Vitality Center in Phoenix City, Zengcheng, China, the first of its kind in China. We plan to open a second facility, Qinhuangdao Spring of Power Center, an in-patient rehabilitation center with the potential for 300 licensed beds in the third quarter of 2015.  Also, on April 9, 2015, we signed a memorandum of understanding with intent to enter into a joint venture agreement with BangEr Orthopedic Hospital Group to open post-acute in-patient and out-patient rehab services in each of its 11 hospitals in China.

Off Balance Sheet Arrangements

We had outstanding letters of credit of $109.2 million under our letter of credit sub-facility on our revolving credit facilities as of March 31, 2015.  These letters of credit are principally pledged to landlords and insurance carriers as collateral.  We are not involved in any other off-balance-sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table sets forth our contractual obligations, including principal and interest, but excluding non-cash amortization of discounts or premiums established on these instruments, as of March 31, 2015 (in thousands):

					More than
	Total	1 Yr.	2-3 Yrs.	4-5 Yrs.	5 Yrs.
Revolving credit facilities	$284,040	$8,322	$16,644	$259,074	$—
Term loan facility	274,366	34,010	240,356	—	—
Real estate bridge loan	426,381	30,339	396,042	—	—
HUD insured loans	155,751	4,976	9,953	9,953	130,869
Mortgages and other secured debt (recourse)	14,343	1,004	2,007	11,332	—
Mortgages and other secured debt (non recourse)	60,048	3,335	18,085	4,909	33,719
Financing obligations	11,279,315	262,053	548,927	580,494	9,887,841
Capital lease obligations	3,508,776	91,697	189,959	199,379	3,027,741
Operating lease obligations	1,059,885	143,415	279,132	263,875	373,463
	$17,062,905	$579,151	$1,701,105	$1,329,016	$13,453,633

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates. To the extent these interest rates increase, our interest expense will increase, which will make our interest payments and funding other fixed costs more expensive, and our available cash flow may be adversely affected. We routinely monitor risks associated with fluctuations in interest rates and consider the use of derivative financial instruments to hedge these exposures. We do not enter into derivative financial instruments for trading or speculative purposes nor do we enter into energy or commodity contracts.

Interest Rate Exposure—Interest Rate Risk Management

Our term loan facility, real estate bridge loan and revolving credit facilities expose us to variability in interest payments due to changes in interest rates.  As of March 31, 2015, there is no derivative financial instrument in place to limit that exposure.

The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate Genesis’ expected cash flows and sensitivity to interest rate changes:

	Twelve Months Ending March 31,
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value

Fixed-rate debt	$2,596	$2,708	$2,826	$2,893	$3,611	$103,460	$118,094	$133,154
Average interest rate (1)	4.3%	4.3%	4.3%	4.3%	4.2%	4.4%
Variable-rate debt (2)	$13,365	$373,394	$217,693	$10,180	$250,000	$—	$864,632	$868,664
Average interest rate (1)	9.5%	9.8%	9.7%	1.9%	3.6%	0.0%

(1)         Based on one month LIBOR of 0.18% on March 31, 2015.

(2)         Excludes unamortized original issue discounts and debt premiums which amortize through interest expense on a non-cash basis over the life of the instrument.

The new revolving credit facilities consist of a senior secured, asset-based revolving credit facility of up to $550 million under three separate tranches:  Tranche A-1, Tranche A-2 and FILO Tranche.  Interest accrues at a per annum rate equal to either (x) a base rate (calculated as the highest of the (i) prime rate, (ii) the federal funds rate plus 3.00%, or (iii) LIBOR plus the excess of the applicable margin between LIBOR loans and base rate loans) plus an applicable margin or (y) LIBOR plus an applicable margin.  The applicable margin is based on the level of commitments for all three tranches, and in regards to LIBOR loans (i) for Tranche A-1 ranges from 3.25% to 2.75%; (ii) for Tranche A-2 ranges from 3.00% to 2.50%; and (iii) for FILO Tranche is 5.00%. The applicable margin with respect to base rate borrowings for Tranche A-1, Tranche A-2 and FILO were 2.00%, 1.50%, and 4.00%, respectively, at March 31, 2015. The applicable margin with respect to LIBOR borrowings for Tranche A-1, Tranche A-2 and FILO were 3.00%, 2.50%, and 5.00%, respectively, at March 31, 2015.

Borrowings under the term loan facility bear interest at a rate per annum equal to the applicable margin plus, at our option, either (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, or (2) a base rate determined by reference to the highest of (a) the lender defined prime rate, (b) the federal funds rate effective plus one half of one percent and (c) LIBOR described in sub clause (1) plus 1.0%. LIBOR based loans are subject to an interest rate floor of 1.5% and base rate loans are subject to a floor of 2.5%. The applicable margin with respect to LIBOR borrowings was 8.5% at March 31, 2015.

Borrowings under the real estate bridge loan bear interest at a rate per annum equal to the sum of (1) LIBOR, defined as greater of (a) 0.50% per annum or (b) the one-month duration LIBOR for an amount comparable to loan amount according to a lender approved reference bank, (2) the applicable margin and (3) 675 basis points (BPS).  The applicable margin escalates every 90 days after the initial 149 days of the two year term.  The margin ranges from 0 BPS to 650 BPS in the initial term, 675 and up to 700 BPS if a second renewal term is opted for.  The applicable interest rate on this loan was 7.25% as of March 31, 2015.

A 1% increase in the applicable interest rate on our variable-rate debt would result in an approximately $8.6 million increase in our annual interest expense.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act as of the end of the period covered by this report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of end of the period covered by this report, the disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and were effective at that reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Management determined that there were no changes in our internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For information regarding certain pending legal proceedings to which we are a party or our property is subject, see Note 11, “Commitments and Contingencies—Legal Proceedings,” to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on February 20, 2015.

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

3.1

Third Amended and Restated Certificate of Incorporation of Genesis Healthcare, Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on February 6, 2015, and incorporated herein by reference).

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

10.2	Amendment No. 1 to Sixth Amended and Restated Limited Liability Company Operating Agreement of FC-GEN Operations Investment, LLC, dated as of April 1, 2015.

10.3

Tax Receivable Agreement, dated as of February 2, 2015, by and among Genesis Healthcare, Inc. (f/k/a Skilled Healthcare Group, Inc.), FC-GEN Operations Investment, LLC and each of the Members (as defined therein) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 6, 2015, and incorporated herein by reference).

10.4*	Form of Indemnification Agreement with Genesis Healthcare, Inc.’s directors.

10.5*	Employment Agreement, dated February 2, 2015, between George V. Hager, Jr. and Genesis Administrative Services, LLC.

10.6*	Employment Agreement, dated February 2, 2015, between Thomas DiVittorio and Genesis Administrative Services, LLC.

10.7*	Consulting Agreement, dated February 24, 2015, between Roland Rapp and Genesis Administrative Services, LLC.

10.8*	Separation Agreement and General Release, dated February 5, 2015, between Robert H. Fish and Skilled Healthcare, LLC.

10.9*	Separation Agreement and General Release, dated March 7, 2015, between Chris Felfe and Skilled Healthcare, LLC.

10.10*	Separation Agreement and General Release, dated April 10, 2015, between Roland Rapp and Skilled Healthcare, LLC.

10.11*	Separation Agreement and General Release, dated March 3, 2015, between Paxton Wiffler and Skilled Healthcare, LLC.

10.12	Seventeenth Amended and Restated Master Lease Agreement, dated May 1, 2015, between FC-GEN Real Estate, LLC and Genesis Operations LLC

10.13	Loan Agreement, dated as of February 2, 2015, between Health Care REIT, Inc. and each of the borrowers set forth on Schedule 1 thereto.

10.14

Third Amended and Restated Credit Agreement, dated as of February 2, 2015, by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, Skilled Healthcare, LLC, Genesis Holdings, LLC, Genesis Healthcare LLC, certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and General Electric Capital Corporation, as administrative agent.

10.15

Term Loan Agreement, dated as of December 3, 2012, among FC-GEN Operations Investment, LLC, GEN Operations I, LLC, GEN Operations II, LLC, Genesis Healthcare LLC, Sun Healthcare Group, Inc., certain banks and other financial institutions or entities from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent.

10.16

Amendment No. 1 to Term Loan Agreement, dated as of January 21, 2014, among FC-GEN Operations Investment, LLC, GEN Operations I, LLC, GEN Operations II, LLC, Genesis Healthcare LLC, Sun Healthcare Group, Inc., certain entities listed on Annex A thereto, certain lenders party thereto, and Barclays Bank PLC, as administrative agent and collateral agent.

10.17

Amendment No. 2 to Term Loan Agreement, dated as of September 25, 2014, among FC-GEN Operations Investment, LLC, GEN Operations I, LLC, GEN Operations II, LLC, Genesis Healthcare LLC, Sun Healthcare Group, Inc., certain entities listed on Annex I thereto, certain lenders party thereto, and Barclays Bank PLC, as administrative agent and collateral agent.

10.18

Amended and Restated Revolving Credit Agreement, dated as of July 26, 2013, among certain borrower entities set forth therein, certain guarantor entities set forth therein, certain lender entities set forth therein, and General Electric Capital Corporation, as administrative agent and collateral agent.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*             Management contract or compensatory plan or arrangement.

**           Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS HEALTHCARE, INC.

Date:	May 8, 2015	By	/S/ GEORGE V. HAGER, JR.
George V. Hager, Jr.
Chief Executive Officer

Date:	May 8, 2015	By	/S/ THOMAS DIVITTORIO
Thomas DiVittorio
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Number	Description

2.1

Amendment No. 1 to Purchase and Contribution Agreement, dated as of January 5, 2015, by and between FC-GEN Operations Investment, LLC and Skilled Healthcare Group, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on January 9, 2015, and incorporated herein by reference).

3.1

Third Amended and Restated Certificate of Incorporation of Genesis Healthcare, Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on February 6, 2015, and incorporated herein by reference).

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

10.2	Amendment No. 1 to Sixth Amended and Restated Limited Liability Company Operating Agreement of FC-GEN Operations Investment, LLC, dated as of April 1, 2015.

10.3

Tax Receivable Agreement, dated as of February 2, 2015, by and among Genesis Healthcare, Inc. (f/k/a Skilled Healthcare Group, Inc.), FC-GEN Operations Investment, LLC and each of the Members (as defined therein) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 6, 2015, and incorporated herein by reference).

10.4*	Form of Indemnification Agreement with Genesis Healthcare, Inc.’s directors.

10.5*	Employment Agreement, dated February 2, 2015, between George V. Hager, Jr. and Genesis Administrative Services, LLC.

10.6*	Employment Agreement, dated February 2, 2015, between Thomas DiVittorio and Genesis Administrative Services, LLC.

10.7*	Consulting Agreement, dated February 24, 2015, between Roland Rapp and Genesis Administrative Services, LLC.

10.8*	Separation Agreement and General Release, dated February 5, 2015, between Robert H. Fish and Skilled Healthcare, LLC.

10.9*	Separation Agreement and General Release, dated March 7, 2015, between Chris Felfe and Skilled Healthcare, LLC.

10.10*	Separation Agreement and General Release, dated April 10, 2015, between Roland Rapp and Skilled Healthcare, LLC.

10.11*	Separation Agreement and General Release, dated March 3, 2015, between Paxton Wiffler and Skilled Healthcare, LLC.

10.12	Seventeenth Amended and Restated Master Lease Agreement, dated May 1, 2015, between FC-GEN Real Estate, LLC and Genesis Operations LLC

10.13	Loan Agreement, dated as of February 2, 2015, between Health Care REIT, Inc. and each of the borrowers set forth on Schedule 1 thereto.

10.14

Third Amended and Restated Credit Agreement, dated as of February 2, 2015, by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, Skilled Healthcare, LLC, Genesis Holdings, LLC, Genesis Healthcare LLC, certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and General Electric Capital Corporation, as administrative agent.

10.15

Term Loan Agreement, dated as of December 3, 2012, among FC-GEN Operations Investment, LLC, GEN Operations I, LLC, GEN Operations II, LLC, Genesis Healthcare LLC, Sun Healthcare Group, Inc., certain banks and other financial institutions or entities from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent.

10.16

Amendment No. 1 to Term Loan Agreement, dated as of January 21, 2014, among FC-GEN Operations Investment, LLC, GEN Operations I, LLC, GEN Operations II, LLC, Genesis Healthcare LLC, Sun Healthcare Group, Inc., certain entities listed on Annex A thereto, certain lenders party thereto, and Barclays Bank PLC, as administrative agent and collateral agent.

10.17

Amendment No. 2 to Term Loan Agreement, dated as of September 25, 2014, among FC-GEN Operations Investment, LLC, GEN Operations I, LLC, GEN Operations II, LLC, Genesis Healthcare LLC, Sun Healthcare Group, Inc., certain entities listed on Annex I thereto, certain lenders party thereto, and Barclays Bank PLC, as administrative agent and collateral agent.

10.18

Amended and Restated Revolving Credit Agreement, dated as of July 26, 2013, among certain borrower entities set forth therein, certain guarantor entities set forth therein, certain lender entities set forth therein, and General Electric Capital Corporation, as administrative agent and collateral agent.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*             Management contract or compensatory plan or arrangement.

**           Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.