Form 10-Q
period 2015-09-30
Genesis Healthcare, Inc.
filed 2015-11-06
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015.

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on November 5, 2015, was:

Class A common stock, $0.001 par value – 73,591,665 shares

Class B common stock, $0.001 par value – 15,511,603 shares

Class C common stock, $0.001 par value – 64,449,380 shares

Genesis Healthcare, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	September 30,	December 31,
	2015	2014

Assets:
Current assets:
Cash and cash equivalents	$59,671	$87,548
Restricted cash and investments in marketable securities	51,449	38,211
Accounts receivable, net of allowances for doubtful accounts of $171,889 and $133,529 at September 30, 2015 and December 31, 2014	759,305	605,830
Prepaid expenses	83,674	72,873
Other current assets	47,404	33,511
Deferred income taxes	2,657	58,213
Total current assets	1,004,160	896,186
Property and equipment, net of accumulated depreciation of $589,780 and $502,176 at September 30, 2015 and December 31, 2014	3,965,527	3,493,250
Restricted cash and investments in marketable securities	135,404	108,529
Other long-term assets	161,520	140,119
Deferred income taxes	191,276	160,531
Identifiable intangible assets, net of accumulated amortization of $62,550 and $42,661 at September 30, 2015 and December 31, 2014	219,028	173,112
Goodwill	444,446	169,681
Total assets	$6,121,361	$5,141,408
Liabilities and Stockholders' Deficit:
Current liabilities:
Current installments of long-term debt	$12,453	$12,518
Capital lease obligations	1,843	2,875
Financing obligations	1,026	1,138
Accounts payable	201,800	194,508
Accrued expenses	193,668	125,831
Accrued compensation	222,689	192,838
Self-insurance reserves	146,884	130,874
Total current liabilities	780,363	660,582
Long-term debt	1,036,882	525,728
Capital lease obligations	1,053,547	1,002,762
Financing obligations	2,993,670	2,911,200
Deferred income taxes	—	19,215
Self-insurance reserves	430,742	355,344
Other long-term liabilities	132,553	124,067
Commitments and contingencies
Stockholders’ deficit:
Class A common stock, (par $0.001, 175,000,000 shares authorized, issued and outstanding - 73,591,665 and 49,864,878 at September 30, 2015 and December 31, 2014, respectively)	74	50
Class B common stock, (par $0.001, 30,000,000 shares authorized, issued and outstanding - 15,511,603 and 0 at September 30, 2015 and December 31, 2014, respectively)	16	—
Class C common stock, (par $0.001, 150,000,000 shares authorized, issued and outstanding - 64,449,380 and 0 at September 30, 2015 and December 31, 2014, respectively)	64	—
Additional paid-in-capital	293,330	143,492
Accumulated deficit	(466,112)	(603,254)
Accumulated other comprehensive income	327	515
Total stockholders’ deficit before noncontrolling interests	(172,301)	(459,197)
Noncontrolling interests	(134,095)	1,707
Total stockholders' deficit	(306,396)	(457,490)
Total liabilities and stockholders’ deficit	$6,121,361	$5,141,408

See accompanying notes to the unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net revenues	$1,416,027	$1,187,618	$4,178,503	$3,574,813
Salaries, wages and benefits	833,415	723,586	2,445,074	2,162,064
Other operating expenses	332,918	265,283	993,715	798,432
General and administrative costs	46,110	36,341	131,126	108,187
Provision for losses on accounts receivable	23,346	17,285	68,855	52,881
Lease expense	37,655	32,921	113,033	98,629
Depreciation and amortization expense	62,505	48,701	176,043	145,131
Interest expense	128,538	112,121	376,236	330,771
(Gain) loss on early extinguishment of debt	(3,104)	—	130	679
Investment income	(353)	(1,468)	(1,200)	(2,847)
Other loss (income)	38	30	(7,522)	(637)
Transaction costs	3,306	1,736	92,016	5,283
Skilled Healthcare loss contingency expense	30,000	—	31,500	—
Equity in net (income) loss of unconsolidated affiliates	(640)	207	(1,153)	(139)
Loss before income tax benefit	(77,707)	(49,125)	(239,350)	(123,621)
Income tax benefit	(16,726)	(6,518)	(26,793)	(9,368)
Loss from continuing operations	(60,981)	(42,607)	(212,557)	(114,253)
Gain (loss) from discontinued operations, net of taxes	39	(1,191)	(1,571)	(5,561)
Net loss	(60,942)	(43,798)	(214,128)	(119,814)
Less net loss (income) attributable to noncontrolling interests	31,990	(961)	53,424	(1,370)
Net loss attributable to Genesis Healthcare, Inc.	$(28,952)	$(44,759)	$(160,704)	$(121,184)
Loss per common share:
Basic and diluted:
Weighted-average shares outstanding for basic and diluted loss from continuing operations per share	89,213	49,865	84,615	49,865
Basic and diluted net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(0.32)	$(0.88)	$(1.88)	$(2.32)
Loss from discontinued operations	0.00	(0.02)	(0.02)	(0.11)
Net loss attributable to Genesis Healthcare, Inc.	$(0.32)	$(0.90)	$(1.90)	$(2.43)

See accompanying notes to the unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net loss	$(60,942)	$(43,798)	$(214,128)	$(119,814)
Net unrealized gain (loss) on marketable securities, net of tax	15	(879)	48	(493)
Comprehensive loss	(60,927)	(44,677)	(214,080)	(120,307)
Less: comprehensive loss (income) attributable to noncontrolling interests	31,984	(961)	53,342	(1,370)
Comprehensive loss attributable to Genesis Healthcare, Inc.	$(28,943)	$(45,638)	$(160,738)	$(121,677)

See accompanying notes to the unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(IN THOUSANDS)

(UNAUDITED)

									Accumulated
									other			Total
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated	comprehensive	Stockholders'	Noncontrolling	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	income (loss)	deficit	interests	deficit
Balance at December 31, 2013	49,865	$50	—	$—	—	$—	$161,452	$(349,269)	$1,068	$(186,699)	$2,818	$(183,881)
Net loss	—	—	—	—	—	—	—	(253,985)	—	(253,985)	2,456	(251,529)
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	(553)	(553)	—	(553)
Distributions to stockholders	—	—	—	—	—	—	(17,960)	—	—	(17,960)	—	(17,960)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(3,567)	(3,567)
Balance at December 31, 2014	49,865	$50	—	$—	—	$—	$143,492	$(603,254)	515	$(459,197)	$1,707	$(457,490)
Combination share conversion	23,727	24	15,512	16	64,449	64	130,530	297,846	(154)	428,326	(80,186)	348,140
Net loss	—	—	—	—	—	—	—	(160,704)	—	(160,704)	(53,424)	(214,128)
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	(34)	(34)	82	48
Share based compensation	—	—	—	—	—	—	26,467	—	—	26,467	—	26,467
Acquisition of a noncontrolling interest	—	—	—	—	—	—	(7,159)	—	—	(7,159)	7,159	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(9,433)	(9,433)
Balance at September 30, 2015	73,592	$74	15,512	$16	64,449	$64	$293,330	$(466,112)	$327	$(172,301)	$(134,095)	$(306,396)

See accompanying notes to the unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(214,128)	$(119,814)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash interest and leasing arrangements, net	69,525	64,681
Other non-cash charges and gains, net	(10,450)	4,029
Share based compensation	27,852	—
Depreciation and amortization	176,187	147,798
Provision for losses on accounts receivable	68,829	53,611
Equity in net income of unconsolidated affiliates	(1,153)	(139)
Provision for deferred taxes	(36,714)	(24,257)
Changes in assets and liabilities:
Accounts receivable	(102,226)	(40,664)
Accounts payable and other accrued expenses and other	17,329	119
Net cash (used in) provided by operating activities	(4,949)	85,364
Cash flows from investing activities:
Capital expenditures	(65,493)	(52,108)
Purchases of marketable securities	(27,519)	(27,195)
Proceeds on maturity or sale of marketable securities	19,703	25,291
Net change in restricted cash and equivalents	(12,303)	(12,601)
Sale of investment in joint ventures	26,358	—
Sales of assets	1,263	1,949
Purchases of assets	(11,598)	(1,816)
Other, net	1,656	(1,155)
Net cash used in investing activities	(67,933)	(67,635)
Cash flows from financing activities:
Borrowings under revolving credit facility	589,500	466,000
Repayments under revolving credit facility	(529,000)	(432,000)
Proceeds from issuance of long-term debt	361,101	960
Proceeds from tenant improvement draws under lease arrangements	2,033	5,121
Repayment of long-term debt	(351,420)	(13,799)
Debt issuance costs	(17,776)	(14,327)
Distributions to noncontrolling interests	(9,433)	(17,530)
Net cash provided by (used in) financing activities	45,005	(5,575)
Net (decrease) increase in cash and cash equivalents	(27,877)	12,154
Cash and equivalents:
Beginning of period	87,548	61,413
End of period	$59,671	$73,567
Supplemental cash flow information:
Interest paid	$308,029	$276,155
Taxes paid	18,983	5,584
Non-cash financing activities:
Capital leases	$56,766	$13,096
Financing obligations	27,500	66,380
Assumption of long-term debt	436,887	—

See accompanying notes to the unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)General Information

Description of Business

Genesis Healthcare, Inc. is a healthcare services company that through its subsidiaries (collectively, the Company) owns and operates skilled nursing facilities, assisted living facilities, hospices, home health providers and a rehabilitation therapy business.  The Company has an administrative service company that provides a full complement of administrative and consultative services that allows its affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. The Company provides inpatient services through 509 skilled nursing, assisted living and behavioral health centers located in 34 states.  Revenues of the Company’s owned, leased and otherwise consolidated centers constitute approximately 85% of its revenues.

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

The Company’s financial position at September 30, 2015 includes the impact of the Combination (as defined in Note 3 – “Significant Transactions and Events – The Combination with Skilled”), which has been accounted for as a reverse acquisition using the acquisition method effective February 2, 2015.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, (ASU 2015-03) and in August 2015 issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (ASU 2015-15).  ASU 2015-03 requires an entity to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts.  The costs will continue to be amortized to interest expense using the effective interest method.  While ASU 2015-03 addresses costs related to term debt, ASU No. 2015-15 provides clarification regarding costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. ASU 2015-15 provides commentary that the SEC staff would not object to an entity deferring and presenting costs associated with line-of-credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. The adoption of ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. This ASU requires retrospective application to all prior periods presented in the financial statements.  The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16), which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The adoption of ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company is still evaluating the effect, if any, ASU 2015-16 will have on the Company’s consolidated financial condition and results of operations.

(2)Certain Significant Risks and Uncertainties

Revenue Sources

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care facilities that utilize its rehabilitation therapy and other services.  The Company’s inpatient services segment derives approximately 80% of its revenue from Medicare and various state Medicaid programs.

The sources and amounts of the Company’s revenues are determined by a number of factors, including licensed bed capacity and occupancy rates of inpatient facilities, the mix of patients and the rates of reimbursement among payors.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Laws and regulations governing the Medicare and Medicaid programs, and the Company’s business generally, are complex and are often subject to a number of ambiguities in their application and interpretation. The Company believes that it is in substantial compliance with all applicable laws and regulations.  However, from time to time the Company and its affiliates are subject to pending or threatened lawsuits and investigations involving allegations of potential wrongdoing, some of which may be material or involve significant costs to resolve and/or defend against, or may lead to other adverse effects on the Company and its affiliates including, but not limited to, fines, penalties and exclusion from participation in the Medicare and/or Medicaid programs.  The Company’s business is subject to a number of other known and unknown risks and uncertainties, which are discussed in Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on February 20, 2015.

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

The following diagram depicts the organizational structure of the Company at the time of the Combination:

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The consideration price and related allocation are summarized as follows (in thousands):

Accounts receivable	$113,930
Deferred income taxes and other current assets	42,046
Property, plant and equipment	477,865
		Weighted
		Average Life
Identifiable intangible assets:		(Years)
Management contracts	30,900	3.5
Customer relationships	13,400	10.0
Favorable lease contracts	18,110	12.8
Trade names	3,400	Indefinite
Total identifiable intangible assets	65,810
Deferred income taxes and other assets	76,131
Accounts payable and other current liabilities	(119,556)
Long-term debt, including amounts due within one year	(428,453)
Unfavorable lease contracts	(11,480)
Deferred income taxes and other long-term liabilities	(142,082)
Total identifiable net assets	74,211
Goodwill	273,929
Net assets	$348,140

Pro forma information

The acquired business contributed net revenues of $608.0 million and net loss of $17.9 million to the Company for the period from February 1, 2015 to September 30, 2015.  The unaudited pro forma net effect of the Combination assuming the acquisition occurred as of January 1, 2014 is as follows (in thousands, except per share amounts):

	Pro forma three months ended September 30,		Nine months ended September 30,
	2015 (1)	2014	2015	2014
Revenues	N/A	$1,396,236	$4,249,791	$4,197,710
Loss attributable to Genesis Healthcare, Inc.	N/A	(20,424)	(57,813)	(53,656)

Loss per common share:
Basic	N/A	$(0.23)	$(0.65)	$(0.60)
Diluted	N/A	$(0.26)	$(0.66)	$(0.72)
(1)	Skilled’s financial results of operations are included fully in the three months ended September 30, 2015

The unaudited pro forma financial data have been derived by combining the historical financial results of the Company and the operations acquired in the Combination for the periods presented. The unaudited results of operations includes transaction and financing costs totaling $88.8 million incurred by both the Company and Skilled in connection

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

with the Combination. These costs have been eliminated from the results of operations for the nine months ended September 30, 2015 for purposes of the pro forma financial presentation.

Related Party Transactions

On March 31, 2015, the Company sold its investment in FC PAC Holdings, LLC (FC PAC), an unconsolidated joint venture in which it held an approximate 5.4% interest, for $26.4 million. The Company recognized a gain on sale of $8.4 million recorded as other income on the statement of operations. FC PAC ownership includes affiliates of Formation Capital (Formation), a private equity sponsor of the Company prior to the Combination, and some of whom are members of the Company’s board of directors.

On July 1, 2015, the Company acquired 22 rehabilitation outpatient clinics from entities associated with Formation for a purchase price of $1.1 million.  The acquisition was financed entirely with a promissory note.

Acquisition from Revera

On June 15, 2015, the Company announced that it had signed an asset purchase agreement with Revera Assisted Living, Inc., a leading owner, operator and investor in the senior living sector, to acquire 24 of its skilled nursing facilities along with its contract rehabilitation business for $240 million.  The Company will acquire the real estate and operations of 20 of the skilled nursing facilities and add the facilities to an existing master lease agreement with Welltower Inc. (formerly known as Health Care REIT, Inc.), a publicly traded real estate investment trust, to operate the other four additional skilled nursing facilities.  The transaction is expected to close by this calendar year-end, subject to additional due diligence, regulatory and licensing approvals, and other customary conditions.

(4)Earnings (Loss) Per Share

The Company has three classes of common stock.  Classes A and B are identical in economic and voting interests.  Class C has a 1:1 voting ratio with the other two classes, representing the voting interests of the approximate 42% noncontrolling interest of the legacy FC-GEN owners. See Note 3 – “Significant Transactions and Events – the Combination with Skilled”. Class C common stock is a participating security; however, it shares in a de minimis economic interest and is therefore excluded from the denominator of the basic earnings (loss) per share (EPS) calculation.

Basic EPS was computed by dividing net loss by the weighted-average number of outstanding common shares for the period. Diluted EPS is computed by dividing loss plus the effect of assumed conversions (if applicable) by the weighted-average number of outstanding shares after giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and convertible preferred stock, if any.

The computations of basic and diluted EPS are consistent with any potentially dilutive adjustments to the numerator or denominator being anti-dilutive and therefore excluded from the dilutive calculation. A reconciliation of the

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

numerator and denominator used in the calculation of basic and diluted net income per common share follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Loss from continuing operations	$(60,981)	$(42,607)	$(212,557)	$(114,253)
Less: Net (loss) income attributable to noncontrolling interests	(31,990)	961	(53,424)	1,370
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(28,991)	$(43,568)	$(159,133)	$(115,623)
Gain (loss) from discontinued operations, net of income tax	39	(1,191)	(1,571)	(5,561)
Net loss attributable to Genesis Healthcare, Inc.	$(28,952)	$(44,759)	$(160,704)	$(121,184)
Denominator:
Weighted average shares outstanding for basic and diluted net loss per share	89,213	49,865	84,615	49,865
Basic and diluted net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(0.32)	$(0.88)	$(1.88)	$(2.32)
Loss from discontinued operations, net of income tax	0.00	(0.02)	(0.02)	(0.11)
Net loss attributable to Genesis Healthcare, Inc.	$(0.32)	$(0.90)	$(1.90)	$(2.43)

The following were excluded from net income attributable to Genesis Healthcare, Inc. and the weighted-average diluted shares computation for the three and nine months ended September 30, 2015 and 2014, as their inclusion would have been anti-dilutive (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
	Net loss attributed to Genesis Healthcare, Inc.	Antidilutive shares	Net loss attributed to Genesis Healthcare, Inc.	Antidilutive shares	Net loss attributed to Genesis Healthcare, Inc.	Antidilutive shares	Net loss attributed to Genesis Healthcare, Inc.	Antidilutive shares
Exchange of restricted stock units of noncontrolling interests	$(20,639)	64,461	$—	—	$(31,945)	56,906	$—	—
Employee and director unvested restricted stock units	—	323	—	—	—	149	—	—

Because the Company is in a net loss position for the three and nine months ended September 30, 2015, the combined impact of the assumed conversion of the approximate 42% noncontrolling interest to common stock and the related tax implications, are anti-dilutive to EPS.  As of September 30, 2015, there were 64,449,380 units attributed to the noncontrolling interests outstanding.  See Note 3 – “Significant Transactions and Events – the Combination with Skilled.”    There were no convertible instruments issued or outstanding as of September 30, 2014 that could be potentially dilutive to net loss for that period.  On June 3, 2015, the shareholders approved the 2015 Omnibus Equity Incentive Plan, which provided for the grant of 3,825,420 restricted stock units to employees and 198,020 restricted stock units to non-employee directors. Because the Company is in a net loss position for the three and nine months ended September 30, 2015, the combined impact of the grant under the 2015 Omnibus Equity Incentive Plan to common stock and the related tax implications are anti-dilutive to EPS.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(5)Segment Information

The Company has three reportable operating segments: (i) inpatient services; (ii) rehabilitation therapy services; and (iii) other services. For additional information on these reportable segments see Note 1 – “General Information – Description of Business.”

A summary of the Company’s segmented revenues follows:

	Three months ended September 30,
	2015		2014		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(in thousands, except percentages)
Revenues:
Inpatient services:
Skilled nursing facilities	$1,155,123	81.5%	$979,767	82.4%	$175,356	17.9%
Assisted living facilities	36,635	2.6%	26,958	2.3%	9,677	35.9%
Administration of third party facilities	2,225	0.2%	2,539	0.2%	(314)	(12.4)%
Elimination of administrative services	(421)	—%	(495)	—%	74	(14.9)%
Inpatient services, net	1,193,562	84.3%	1,008,769	84.9%	184,793	18.3%

Rehabilitation therapy services:
Total therapy services	281,151	19.9%	247,328	20.9%	33,823	13.7%
Elimination intersegment rehabilitation therapy services	(107,112)	(7.6)%	(99,320)	(8.4)%	(7,792)	7.8%
Third party rehabilitation therapy services	174,039	12.3%	148,008	12.5%	26,031	17.6%

Other services:
Total other services	58,804	4.1%	38,508	3.2%	20,296	52.7%
Elimination intersegment other services	(10,378)	(0.7)%	(7,667)	(0.6)%	(2,711)	35.4%
Third party other services	48,426	3.4%	30,841	2.6%	17,585	57.0%

Total revenue	$1,416,027	100.0%	$1,187,618	100.0%	$228,409	19.2%

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine months ended September 30,
	2015		2014		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
Revenues:
Inpatient services:
Skilled nursing facilities	$3,424,788	81.9%	$2,935,732	82.1%	$489,056	16.7%
Assisted living facilities	106,497	2.5%	79,654	2.2%	26,843	33.7%
Administration of third party facilities	7,724	0.2%	7,790	0.2%	(66)	(0.8)%
Elimination of administrative services	(1,445)	—%	(1,422)	—%	(23)	1.6%
Inpatient services, net	3,537,564	84.6%	3,021,754	84.5%	515,810	17.1%

Rehabilitation therapy services:
Total therapy services	818,335	19.6%	757,593	21.2%	60,742	8.0%
Elimination intersegment rehabilitation therapy services	(323,020)	(7.7)%	(296,479)	(8.3)%	(26,541)	9.0%
Third party rehabilitation therapy services	495,315	11.9%	461,114	12.9%	34,201	7.4%

Other services:
Total other services	172,759	4.1%	112,700	3.2%	60,059	53.3%
Elimination intersegment other services	(27,135)	(0.6)%	(20,755)	(0.6)%	(6,380)	30.7%
Third party other services	145,624	3.5%	91,945	2.6%	53,679	58.4%

Total revenue	$4,178,503	100.0%	$3,574,813	100.0%	$603,690	16.9%

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the Company’s unaudited condensed consolidated statement of operations follows:

	Three months ended September 30, 2015
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$1,193,983	$281,151	$58,501	$303	$(117,911)	$1,416,027
Salaries, wages and benefits	568,888	228,801	35,726	—	—	833,415
Other operating expenses	413,055	19,513	18,260	—	(117,910)	332,918
General and administrative costs	—	220	1	45,889	—	46,110
Provision for losses on accounts receivable	18,514	5,120	341	(629)	—	23,346
Lease expense	36,577	28	589	461	—	37,655
Depreciation and amortization expense	53,384	3,904	349	4,868	—	62,505
Interest expense	106,433	14	11	22,123	(43)	128,538
Gain on extinguishment of debt	(3,104)	—	—	—	—	(3,104)
Investment income	(353)	—	—	(43)	43	(353)
Other loss	38	—	—	—	—	38
Transaction costs	119	—	—	3,187	—	3,306
Skilled Healthcare loss contingency expense	—	—	—	30,000	—	30,000
Equity in net (income) loss of unconsolidated affiliates	(443)	—	—	(628)	431	(640)
(Loss) income before income tax benefit	875	23,551	3,224	(104,925)	(432)	(77,707)
Income tax benefit	—	—	—	(16,726)	—	(16,726)
(Loss) income from continuing operations	$875	$23,551	$3,224	$(88,199)	$(432)	$(60,981)

	Three months ended September 30, 2014
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$1,009,265	$247,328	$38,263	$245	$(107,483)	$1,187,618
Salaries, wages and benefits	494,109	205,017	24,460	—	—	723,586
Other operating expenses	344,934	15,470	12,363	—	(107,484)	265,283
General and administrative costs	—	—	—	36,341	—	36,341
Provision for losses on accounts receivable	12,368	4,765	150	2	—	17,285
Lease expense	32,452	44	204	221	—	32,921
Depreciation and amortization expense	41,569	2,771	232	4,129	—	48,701
Interest expense	95,250	—	280	16,716	(125)	112,121
Investment income	(1,211)	—	—	(382)	125	(1,468)
Other (income) loss	(46)	—	76	—	—	30
Transaction costs	—	—	—	1,736	—	1,736
Equity in net (income) loss of unconsolidated affiliates	(628)	—	—	—	835	207
(Loss) income before income tax benefit	(9,532)	19,261	498	(58,518)	(834)	(49,125)
Income tax benefit	—	—	—	(6,518)	—	(6,518)
(Loss) income from continuing operations	$(9,532)	$19,261	$498	$(52,000)	$(834)	$(42,607)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine months ended September 30, 2015
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$3,539,009	$818,335	$171,175	$1,584	$(351,600)	$4,178,503
Salaries, wages and benefits	1,674,262	664,380	106,432	—	—	2,445,074
Other operating expenses	1,240,551	54,507	50,256	—	(351,599)	993,715
General and administrative costs	—	220	4	130,902	—	131,126
Provision for losses on accounts receivable	54,858	13,053	1,659	(715)	—	68,855
Lease expense	109,843	83	1,795	1,312	—	113,033
Depreciation and amortization expense	152,641	9,803	909	12,690	—	176,043
Interest expense	315,902	16	31	60,577	(290)	376,236
(Gain) loss on extinguishment of debt	(3,104)	—	—	3,234	—	130
Investment income	(1,131)	—	—	(359)	290	(1,200)
Other loss (income)	38	—	—	(7,560)	—	(7,522)
Transaction costs	540	—	—	91,476	—	92,016
Skilled Healthcare loss contingency expense	—	—	—	31,500	—	31,500
Equity in net (income) loss of unconsolidated affiliates	(1,266)	—	—	(1,262)	1,375	(1,153)
(Loss) income before income tax benefit	(4,125)	76,273	10,089	(320,211)	(1,376)	(239,350)
Income tax benefit	—	—	—	(26,793)	—	(26,793)
(Loss) income from continuing operations	$(4,125)	$76,273	$10,089	$(293,418)	$(1,376)	$(212,557)

	Nine months ended September 30, 2014
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$3,023,176	$757,593	$112,196	$504	$(318,656)	$3,574,813
Salaries, wages and benefits	1,471,882	616,987	73,195	—	—	2,162,064
Other operating expenses	1,036,434	46,442	34,213	—	(318,657)	798,432
General and administrative costs	—	—	—	108,187	—	108,187
Provision for losses on accounts receivable	39,222	13,153	506	—	—	52,881
Lease expense	97,208	132	624	665	—	98,629
Depreciation and amortization expense	123,520	8,343	707	12,561	—	145,131
Interest expense	286,550	2	730	43,861	(372)	330,771
Loss on extinguishment of debt	—	—	—	679	—	679
Investment income	(2,050)	—	—	(1,170)	373	(2,847)
Other income	(47)	—	(590)	—	—	(637)
Transaction costs	—	(10)	—	5,293	—	5,283
Equity in net (income) loss of unconsolidated affiliates	(1,308)	—	—	—	1,169	(139)
(Loss) income before income tax benefit	(28,235)	72,544	2,811	(169,572)	(1,169)	(123,621)
Income tax benefit	—	—	—	(9,368)	—	(9,368)
(Loss) income from continuing operations	$(28,235)	$72,544	$2,811	$(160,204)	$(1,169)	$(114,253)

The following table presents the segment assets as of September 30, 2015 compared to December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Inpatient services	$5,264,945	$4,381,044
Rehabilitation services	428,502	322,268
Other services	87,428	44,814
Corporate and eliminations	340,486	393,282
Total assets	$6,121,361	$5,141,408

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents segment goodwill as of September 30, 2015 compared to December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Inpatient services	$336,734	$132,756
Rehabilitation services	68,440	25,097
Other services	39,272	11,828
Total goodwill	$444,446	$169,681

(6)Property and Equipment

Property and equipment consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Land, buildings and improvements	$612,273	$225,536
Capital lease land, buildings and improvements	902,729	910,820
Financing obligation land, buildings and improvements	2,588,793	2,526,792
Equipment, furniture and fixtures	405,987	276,983
Construction in progress	45,525	55,295
Gross property and equipment	4,555,307	3,995,426
Less: accumulated depreciation	(589,780)	(502,176)
Net property and equipment	$3,965,527	$3,493,250

(7)Long-Term Debt

Long-term debt at September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2015	2014
Revolving credit facility	$315,000	$254,500
Term loan facility, net of original issue discount of $8,450 at September 30, 2015 and $11,375 at December 31, 2014	221,257	219,297
Real estate bridge loan	360,000	—
HUD insured loans	108,133	—
Mortgages and other secured debt (recourse)	14,104	14,488
Mortgages and other secured debt (non-recourse)	30,841	49,961
	1,049,335	538,246
Less: Current installments of long-term debt	(12,453)	(12,518)
Long-term debt	$1,036,882	$525,728

Revolving Credit Facilities

In connection with the Combination, on February 2, 2015 the Company entered into new revolving credit facilities and terminated its former revolving credit facilities.  The new revolving credit facilities (the Revolving Credit Facilities) consist of a senior secured, asset-based revolving credit facility of up to $550 million under three separate tranches:

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Borrowings and interest rates under the three tranches were as follows at September 30, 2015:

		Weighted
		Average
Revolving credit facility	Borrowings	Interest
FILO tranche	$25,000	5.51%
Tranche A-1	215,000	4.17%
Tranche A-2	75,000	3.31%
	$315,000	4.07%

As of September 30, 2015, the Company had outstanding borrowings under the Revolving Credit Facilities of $315.0 million and had $99.7 million of drawn letters of credit securing insurance and lease obligations, leaving the Company with approximately $104.4 million of available borrowing capacity under the revolving credit facilities.

Term Loan Facility

Prior to the Combination, FC-GEN and certain of its subsidiaries became party to a five-year term loan facility (the Term Loan Facility).  The Term Loan Facility is secured by a first priority lien on the membership interests in the Company and on substantially all of the Company’s and its subsidiaries’ assets other than collateral held on a first priority basis by the Revolving Credit Facilities lender.  Borrowings under the Term Loan Facility bear interest at a rate per annum equal to the applicable margin plus, at the Company’s option, either (x) LIBOR or (y) a base rate determined by reference to the highest of (i) the lender defined prime rate, (ii) the federal funds rate effective plus one half of one percent and (iii) LIBOR described in subclause (x) plus 1.0%.  LIBOR based loans are subject to an interest rate floor of 1.5% and base rate loans are subject to a floor of 2.5%.  The Term Loan Facility matures on December 4, 2017.  On September 25, 2014, FC-GEN entered into an amendment to the Term Loan Facility providing for changes to the financial covenants and other provisions allowing for and accommodating the Combination.  On February 2, 2015, the amendment to the Term Loan Facility became effective.  The Term Loan Facility currently has an outstanding principal balance of $229.7 million.  Base rate borrowings under the Term Loan Facility bore interest of approximately 10.75% at September 30, 2015.  One-month LIBOR borrowings under the Term Loan Facility bore interest of approximately 10.0% at September 30, 2015.

Principal payments for the nine months ended September 30, 2015 were $1.0 million.  The Term Loan Facility amortizes at a rate of 5% per annum.  The lenders have the right to elect ratable principal payments or defer principal recoupment until the end of the term.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Real Estate Bridge Loan

In connection with the Combination on February 2, 2015, the Company entered into a $360.0 million real estate bridge loan (the Real Estate Bridge Loan), which is secured by a mortgage lien on the real property of 67 facilities and a second lien on certain receivables of the operators of such facilities.  The Real Estate Bridge Loan is subject to a 24-month term with two extension options of 90-days each and accrues interest at a rate equal to LIBOR, plus 6.75%, plus an additional margin that ranges up to 7.00% based on the aggregate number of days the Real Estate Bridge Loan is outstanding.  The interest rate is also subject to a LIBOR interest rate floor of 0.5%.  The Real Estate Bridge Loan bore interest of 8.75% at September 30, 2015.  The Real Estate Bridge Loan is subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and / or refinance of the underlying facilities such net proceeds are required to be used to repay the outstanding principal balance of the Real Estate Bridge Loan.   The proceeds of the Real Estate Bridge Loan were used to repay Skilled’s first lien senior secured term loan, repay Skilled’s mortgage loans and asset based revolving credit facility with MidCap Financial with excess proceeds used to fund direct costs of the Combination with the Company.  The Real Estate Bridge Loan has an outstanding principal balance of $360.0 million at September 30, 2015.

The Revolving Credit Facilities, the Term Loan and Real Estate Bridge Loan (collectively, the Credit Facilities) each contain a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company and its subsidiaries.  The Credit Facilities also require the Company to meet defined financial covenants, including interest coverage ratio, a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, all as defined in the applicable agreements.  The Credit Facilities also contain other customary covenants and events of default.  At September 30, 2015, the Company was in compliance with its covenants.

HUD Insured Loans

In connection with the Combination on February 2, 2015, the Company assumed certain obligations under 10 loans insured by HUD. The loans are secured by 10 of the Company's skilled nursing facilities that were acquired in the Combination. The HUD insured loans have an original amortization term of 30 to 35 years. On May 1, 2015, the Company acquired a facility in Texas and assumed its HUD insured loan totaling $8.4 million with a maturity date of January 1, 2049.  As of September 30, 2015 the HUD insured loans have a combined aggregate principal balance of $108.1 million including a $14.6 million debt premium established in purchase accounting in connection with the Combination.

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

All HUD-insured mortgages are non-recourse loans to the Company. All mortgages are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of September 30, 2015, the Company has total escrow reserve funds of $6.7 million with the loan servicer that are reported within prepaid expenses.

Other Debt

Mortgages and other secured debt (recourse). The Company carries mortgage loans and notes payable on certain of its corporate office buildings and other acquired assets.  The loans are secured by the underlying real property and have fixed or variable rates of interest ranging from 1.9% to 6.0% at September 30, 2015, with maturity dates ranging from 2018 to 2020.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Mortgages and other secured debt (non-recourse). Loans are carried by certain of the Company’s consolidated joint ventures.  The loans consist principally of revenue bonds and secured bank loans.  Loans are secured by the underlying real and personal property of individual facilities and have fixed or variable rates of interest ranging from 2.5% to 22.2% at September 30, 2015, with maturity dates ranging from 2018 to 2034.  Loans are labeled “non-recourse” because neither the Company nor any of its wholly owned subsidiaries is obligated to perform under the respective loan agreements.

The maturity of total debt of $1,049.3 million at September 30, 2015 is as follows (in thousands):

Twelve months ending September 30,
2016	$12,453
2017	372,621
2018	229,284
2019	3,938
2020	319,259
Thereafter	111,780
Total debt payments	$1,049,335

(8)Leases and Lease Commitments

The Company leases certain facilities under capital and operating leases.  Future minimum payments for the next five years and thereafter under such leases at September 30, 2015 are as follows (in thousands):

Twelve months ending September 30,	Capital Leases	Operating Leases
2016	$96,509	$140,243
2017	99,017	137,729
2018	96,442	133,891
2019	98,870	130,553
2020	101,374	131,080
Thereafter	3,404,033	287,973
Total future minimum lease payments	3,896,245	$961,469
Less amount representing interest	(2,840,855)
Capital lease obligation	1,055,390
Less current portion	(1,843)
Long-term capital lease obligation	$1,053,547

Capital Lease Obligations

The capital lease obligations represent the present value of minimum lease payments under such capital lease and cease use arrangements and bear imputed interest at rates ranging from 3.5% to 12.8% at September 30, 2015, and mature at dates ranging from 2015 to 2047.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Deferred Lease Balances

At September 30, 2015 and December 31, 2014, the Company had $59.6 million and $47.8 million, respectively, of favorable leases net of accumulated amortization, included in identifiable intangible assets, and $37.1 million and $31.4 million, respectively, of unfavorable leases net of accumulated amortization included in other long-term liabilities on the consolidated balance sheet.  Favorable and unfavorable lease assets and liabilities, respectively, arise through the acquisition of leases in place which requires those contracts be recorded at their then fair value.  The fair value of a lease is determined through a comparison of the actual rental rate with rental rates prevalent for similar assets in similar markets.  A favorable lease asset to the Company represents a rental stream that is below market, and conversely an unfavorable lease is one with cost above market rates.  These assets and liabilities amortize as lease expense over the remaining term of the respective leases on a straight-line basis.  At September 30, 2015 and December 31, 2014, the Company had $25.8 million and $20.6 million, respectively, of deferred straight-line rent balances included in other long-term liabilities on the consolidated balance sheet.

Lease Covenants

Certain lease agreements contain a number of restrictive covenants that, among other things and subject to certain exceptions, impose operating and financial restrictions on the Company and its subsidiaries.  These leases also require the Company to meet defined financial covenants, including a minimum level of consolidated liquidity, a maximum consolidated net leverage ratio, a minimum consolidated fixed charge coverage and a minimum level of tangible net worth.  At September 30, 2015, the Company was in compliance with its covenants under its lease arrangements.

In connection with the Combination on February 2, 2015, the Company and certain of its lessors amended the existing lease agreements.  These amendments modified certain financial covenants to reflect the combined company.

(9)Financing Obligation

Future minimum payments for the next five years and thereafter under leases classified as financing obligations at September 30, 2015 are as follows (in thousands):

Twelve months ending September 30,
2016	$267,771
2017	275,951
2018	283,820
2019	291,916
2020	300,237
Thereafter	9,793,332
Total future minimum lease payments	11,213,027
Less amount representing interest	(8,218,331)
Financing obligation	$2,994,696
Less current portion	(1,026)
Long-term financing obligation	$2,993,670

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(10)Income Taxes

Upon completion of the Combination, the Company effectively owns 58% of FC-GEN, an entity taxed as a partnership for U.S. income tax purposes.  This is the Company’s only source of taxable income.  The transaction did not materially impact the amount of income subject to corporate tax.

For the three months ended September 30, 2015, the Company recorded an income tax benefit of $16.7 million from continuing operations, representing an effective tax rate of 21.5%, compared to an income tax benefit of $6.5 million from continuing operations, representing an effective tax rate of 13.2%, for the same period in 2014.

For the nine months ended September 30, 2015, the Company recorded an income tax benefit of $26.8 million from continuing operations, representing an effective tax rate of 11.2%, compared to an income tax benefit of $9.4 million from continuing operations, representing an effective tax rate of 7.6%, for the same period in 2014.

The 8.3% and the 3.6% respective increase in the effective tax rate is attributable to the establishment of a valuation allowance against the insurance reserves deferred tax asset of its Cayman captive insurance company and the write-off of a portion of deferred tax assets on U.S. federal and state net operating losses.  The write-off is a result of a more restrictive change of ownership limitation under IRC Section 382 by which a taxpayer is limited to a certain amount of net operating losses it can utilize in a given tax year and the insolvency of certain corporate subsidiaries that were converted to limited liability companies that will be treated as partnerships for income tax purposes.

Exchange Rights and Tax Receivable Agreement

Following the Combination, the owners of FC-GEN will have the right to exchange their membership interests in FC-GEN for shares of Class A Common Stock of the Company or cash, at the Company’s option.  As a result of such exchanges, the Company’s membership interest in FC-GEN will increase and its purchase price will be reflected in its share of the tax basis of FC-GEN’s tangible and intangible assets.  Any resulting increases in tax basis are likely to increase tax depreciation and amortization deductions and, therefore, reduce the amount of income tax the Company would otherwise be required to pay in the future.  Any such increase would also decrease gain (or increase loss) on future dispositions of the effected assets.  There have been no exchanges for the nine months ended September 30, 2015.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•

the price of shares of Company Class A Common Stock at the time of the exchange—the increase in any tax deductions, and the tax basis increase in other assets of FC-GEN and its subsidiaries is directly proportional to the price of shares of Company Class A Common Stock at the time of the exchange;

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

estimates of future claims payments. This liability includes an estimate of the development of reported losses and losses incurred but not reported. Provisions for changes in insurance reserves are made in the period of the related coverage. The Company also considers amounts that may be recovered from excess insurance carriers in estimating the ultimate net liability for such risks.

The Company’s management employs its judgment and periodic independent actuarial analysis in determining the adequacy of certain self-insured workers’ compensation and general and professional liability obligations recorded as liabilities in the Company’s financial statements. The Company evaluates the adequacy of its self-insurance reserves on a quarterly basis or more often when it is aware of changes to its incurred loss patterns that could impact the accuracy of those reserves. The methods of making such estimates and establishing the resulting reserves are reviewed periodically and are based on historical paid claims information and nationwide nursing home trends. The foundation for most of these methods is the Company’s actual historical reported and/or paid loss data. Any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, and future payments may be different than the estimated reserves.

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

The reserves for loss for workers’ compensation risks are discounted based on actuarial estimates of claim payment patterns using a discount rate of approximately 1% for each policy period presented. The discount rate for the 2015 policy year is 0.78%. The discount rates are based upon the risk-free rate for the appropriate duration for the respective policy year. The removal of discounting would have resulted in an increased reserve for workers’ compensation risks of $5.6 million and $4.8 million as of September 30, 2015 and December 31, 2014, respectively. The reserves for general and professional liability are recorded on an undiscounted basis.

For the three months ended September 30, 2015 and 2014, the provision for general and professional liability risk totaled $28.6 million and $24.5 million, respectively.  The provision for general and professional liability risks totaled $100.2 million and $75.5 million for the nine months ended September 30, 2015 and 2014, respectively. The reserves for general and professional liability were $346.2 million and $288.2 million as of September 30, 2015 and December 31, 2014, respectively.

For the three months ended September 30, 2015 and 2014, the provision for workers’ compensation risk totaled $18.8 million and $18.4 million, respectively.  The provision for loss for workers’ compensation risks totaled $50.6 million and $43.7 million for the nine months ended September 30, 2015 and 2014, respectively. The reserves for workers’ compensation risks were $231.4 million and $198.0 million as of September 30, 2015 and December 31, 2014, respectively.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Therapy Matters Investigation

In February 2015, representatives of the DOJ informed the Company that they are investigating and may pursue legal action against the Company and certain of its subsidiaries including Hallmark Rehabilitation GP, LLC for alleged violations of the federal and state healthcare fraud and abuse laws and regulations related to the provision of therapy services at certain Skilled Healthcare facilities from 2005 through 2013 (the Therapy Matters Investigation). These laws could include the FCA and similar state laws. As noted above, the FCA provides for civil and administrative fines and penalties, including civil fines ranging from $5,500 to $11,000 per claim plus treble damages. Applicable state laws provide for similar penalties. Violations of these federal or state laws could also subject the Company and/or its subsidiaries to exclusion from participation in the Medicare and Medicaid programs. Any damages, fines, penalties, other sanctions and costs that the Company may incur as a result of any federal and/or state suit could be significant and could have a material and adverse effect on its results of operations and financial condition. The Company has had discussions with the DOJ regarding both the Therapy Matters Investigation and the Staffing Matters Investigation (defined below).  The Company has accrued $30 million as a contingent liability in connection with those two matters.  However, it could ultimately cost more than that amount to settle or otherwise resolve the matter(s), including to satisfy any judgment that might be rendered against the Company if legal proceedings are commenced. At this time, the Company cannot predict what additional effect, if any, the investigation or any potential claims arising under applicable federal or state laws and regulations could have on the Company. While the Company will continue to cooperate with the government’s

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

investigation of the matter, the Company intends to vigorously defend against any legal action that may be brought in the matter.

Staffing Matters Investigation

On February 10, 2015, the DOJ informed the Company that it intends to pursue legal action against the Company and certain of its subsidiaries related to staffing and certain quality of care allegations related to the issues adjudicated against the Company and those subsidiaries in a previously disclosed class action lawsuit that Skilled settled in 2010 (the Staffing Matters Investigation). The laws under which the DOJ could seek to pursue legal action could include the FCA and similar state laws. As noted above, violations of the FCA or similar state laws and regulations could subject the Company and/or its subsidiaries to severe monetary and other penalties and remedies. Any damages, fines, penalties, other sanctions and costs that the Company may incur as a result of any federal or state suit could be significant and could have a material and adverse effect on its results of operations and financial condition. As noted above, the Company has had discussions with the DOJ regarding both the Staffing Matters Investigation and the Therapy Matters Investigation.  The Company has accrued $30 million as a contingent liability in connection with those two matters.  However, it could ultimately cost more than that amount to settle or otherwise resolve the matter(s), including to satisfy any judgment that might be rendered against the Company if legal proceedings are commenced.   At this time, the Company cannot predict what additional effect, if any, the investigation or any potential claims arising under applicable federal or state laws and regulations could have on the Company. While the Company will continue to cooperate with the government's evaluation of the matter, the Company intends to vigorously defend against any legal action that may be brought in the matter.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The tables below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	2015	(Level 1)	(Level 2)	(Level 3)
Cash and equivalents	$59,671	$59,671	$—	$—
Restricted cash and equivalents	51,728	51,728	—	—
Restricted investments in marketable securities	135,125	135,125	—	—
Total	$246,524	$246,524	$—	$—

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	2014	(Level 1)	(Level 2)	(Level 3)
Cash and equivalents	$87,548	$87,548	$—	$—
Restricted cash and equivalents	36,390	36,390	—	—
Restricted investments in marketable securities	110,350	110,350	—	—
Total	$234,288	$234,288	$—	$—

The Company places its cash and equivalents and restricted investments in marketable securities in quality financial instruments and limits the amount invested in any one institution or in any one type of instrument.  The Company has not experienced any significant losses on such investments.

Debt Instruments

The table below shows the carrying amounts and estimated fair values of the Company’s primary long-term debt instruments:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value

Revolving credit facility	$315,000	$315,000	$254,500	$254,500
Term loan facility, net of original issue discount of $8,450 at September 30, 2015 and $11,375 at December 31, 2014	221,257	225,277	219,297	229,677
Real estate bridge loan	360,000	360,000	—	—
HUD insured loans	108,133	108,133	—	—
Mortgages and other secured debt (recourse)	14,104	14,104	14,488	14,488
Mortgages and other secured debt (non-recourse)	30,841	30,841	49,961	49,961
	$1,049,335	$1,053,355	$538,246	$548,626

The fair value of debt is based upon market prices or is computed using discounted cash flow analysis, based on the Company’s estimated borrowing rate at the end of each fiscal period presented.  The Company believes that the inputs to the pricing models qualify as Level 2 measurements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Non-Recurring Fair Value Measures

The Company recently applied the fair value measurement principles to certain of its non-recurring nonfinancial assets in connection with an impairment test.

The following table presents the Company’s hierarchy for nonfinancial assets measured at fair value on a non-recurring basis (in thousands):

		Impairment Charges -
	Carrying Value	Nine months ended
	September 30, 2015	September 30, 2015
Assets:
Property and equipment, net	$3,965,527	$—
Goodwill	444,446	—
Intangible assets	219,028	—

		Impairment Charges -
	Carrying Value	Nine months ended
	December 31, 2014	September 30, 2014
Assets:
Property and equipment, net	$3,493,250	$—
Goodwill	169,681	—
Intangible assets	173,112	—

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

Business Overview

Genesis is a healthcare services company that through its subsidiaries owns and operates skilled nursing facilities, assisted living facilities, hospices, home health providers and a rehabilitation therapy business.  We have an administrative service company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services.  We provide inpatient services through 509 skilled nursing, assisted living and behavioral health centers located in 34 states.  Revenues of our owned, leased and otherwise consolidated centers constitute approximately 85% of our revenues.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, (ASU 2015-03) and in August 2015 issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (ASU 2015-15).  ASU 2015-03 requires an entity to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts.  The costs will continue to be amortized to interest expense using the effective interest method.  While ASU 2015-03 addresses costs related to term debt, ASU No. 2015-15 provides clarification regarding costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. ASU 2015-15 provides commentary that the SEC staff would not object to an entity deferring and presenting costs associated with line-of-credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. The adoption of ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. This ASU requires retrospective application to all prior periods presented in the financial statements.  The adoption of ASU 2015-03 is not expected to have a material impact on our consolidated financial condition and results of operations.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16), which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The adoption of ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. We are still evaluating the effect, if any, ASU 2015-16 will have on our consolidated financial condition and results of operations.

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

Some of our rehabilitation therapy revenue is paid by the Medicare Part B program under a fee schedule. Congress has established annual caps that limit the amounts that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to any Medicare beneficiary under Medicare Part B. The Deficit Reduction Act of 2005 added Sec. 1833(g)(5) of the Social Security Act and directed CMS to develop a process that allows exceptions for Medicare beneficiaries to therapy caps when continued therapy is deemed medically necessary. Annual limitations on beneficiary incurred expenses for outpatient therapy services under Medicare Part B are commonly referred to as “therapy caps.” For physical therapy (PT) and speech-language pathology services (SLP) combined, the limit on incurred expenses is $1,940 in 2015. For occupational therapy (OT) services, the limit is $1,940 in 2015. On October 30, 2015, CMS issued final rules for calendar year 2016 resulting in therapy caps increasing to $1,960.

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

“Skilled Mix” refers collectively to Medicare and Insurance payor sources.

“Therapist Efficiency” is computed by dividing billable labor minutes related to patient care by total labor minutes for the period.

Key performance indicators for our businesses are set forth below, followed by a comparison and analysis of our financial results:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)

Financial Results
Net revenues	$1,416,027	$1,187,618	$4,178,503	$3,574,813
EBITDAR	181,231	146,384	542,086	456,235
EBITDA	143,576	113,463	429,053	357,606
Adjusted EBITDAR	188,779	149,637	564,556	464,111
Adjusted EBITDA	67,205	36,619	204,187	128,590

INPATIENT SEGMENT:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Occupancy Statistics - Inpatient
Available licensed beds in service at end of period	56,499	46,817	56,499	46,817
Available operating beds in service at end of period	55,036	45,454	55,036	45,454
Available patient days based on licensed beds	5,164,465	4,290,770	15,095,406	12,711,149
Available patient days based on operating beds	5,027,803	4,164,658	14,652,995	12,328,771
Actual patient days	4,324,403	3,706,574	12,751,587	11,014,125
Occupancy percentage - licensed beds	83.7%	86.4%	84.5%	86.6%
Occupancy percentage - operating beds	86.0%	89.0%	87.0%	89.3%
Skilled mix	20.6%	21.1%	21.8%	21.8%
Average daily census	47,004	40,289	46,709	40,345

Revenue per patient day (skilled nursing facilities)
Medicare Part A	$503	$490	$502	$491
Medicare total (including Part B)	545	528	540	529
Insurance	451	457	448	450
Private and other	263	314	295	318
Medicaid	216	213	216	213
Medicaid (net of provider taxes)	195	192	195	193
Weighted average (net of provider taxes)	$266	$267	$270	$270

Patient days by payor (skilled nursing facilities)
Medicare	538,503	507,110	1,691,696	1,575,033
Insurance	288,314	221,984	883,236	670,590
Total skilled mix days	826,817	729,094	2,574,932	2,245,623
Private and other	299,153	247,528	862,777	728,496
Medicaid	2,879,447	2,480,315	8,392,143	7,314,657
Total Days	4,005,417	3,456,937	11,829,852	10,288,776

Patient days as a percentage of total patient days (skilled nursing facilities)
Medicare	13.4%	14.7%	14.3%	15.3%
Insurance	7.2%	6.4%	7.5%	6.5%
Skilled mix	20.6%	21.1%	21.8%	21.8%
Private and other	7.5%	7.2%	7.3%	7.1%
Medicaid	71.9%	71.7%	70.9%	71.1%
Total	100.0%	100.0%	100.0%	100.0%

Facilities at end of period
Skilled nursing facilities
Leased	383	358	383	358
Owned	33	2	33	2
Joint Venture	5	5	5	5
Managed *	32	14	32	14
Total skilled nursing facilities	453	379	453	379
Total licensed beds	54,545	46,160	54,545	46,160

Assisted living facilities:
Leased	30	28	30	28
Owned	22	1	22	1
Joint Venture	1	1	1	1
Managed	3	4	3	4
Total assisted living facilities	56	34	56	34
Total licensed beds	4,437	2,762	4,437	2,762
Total facilities	509	413	509	413

Total Jointly Owned and Managed— (Unconsolidated)	16	17	16	17

REHABILITATION THERAPY SEGMENT:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenue mix %:
Company-operated	37%	37%	38%	37%
Non-affiliated	63%	63%	62%	63%
Sites of service (at end of period)	1,602	1,379	1,602	1,379
Revenue per site	$168,797	$170,912	$497,731	$521,110
Therapist efficiency %	68%	66%	69%	69%

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
			Newly acquired
			or constructed
			businesses with
			start-up losses
	Three months	Conversion to	and newly		Three months
	ended September 30,	cash basis	divested	Other	ended September 30,
	2015	leases (a)	facilities (b)	adjustments (c)	2015

Net revenues	$1,416,027	$—	$(10,750)	$—	$1,405,277
Salaries, wages and benefits	833,415	—	(6,616)	(477)	826,322
Other operating expenses	332,918	—	(6,340)	686	327,264
General and administrative costs	46,110	—	—	(5,194)	40,916
Provision for losses on accounts receivable	23,346	—	(357)	—	22,989
Lease expense	37,655	86,221	(2,302)	—	121,574
Depreciation and amortization expense	62,505	(33,502)	(3,020)	—	25,983
Interest expense	128,538	(105,057)	—	—	23,481
Gain on extinguishment of debt	(3,104)	—	—	3,104	—
Other income	38	—	(38)	—	—
Investment income	(353)	—	—	—	(353)
Transaction costs	3,306	—	(63)	(3,243)	—
Skilled Healthcare loss contingency expense	30,000	—	—	(30,000)	—
Equity in net income of unconsolidated affiliates	(640)	—	—	—	(640)
(Loss) income before income tax benefit	$(77,707)	$52,338	$7,986	$35,124	$17,741
Income tax (benefit) expense	(16,726)	12,149	1,854	8,153	5,430
(Loss) income from continuing operations	$(60,981)	$40,189	$6,132	$26,971	$12,311
(Gain) loss from discontinued operations, net of taxes	(39)	162	—	—	123
Net (loss) income attributable to noncontrolling interests	(31,990)	21,966	(351)	14,629	4,254
Net (loss) income attributable to Genesis Healthcare, Inc.	$(28,952)	$18,061	$6,483	$12,342	$7,934
Depreciation and amortization expense	62,505	(33,502)	(3,020)	—	25,983
Interest expense	128,538	(105,057)	—	—	23,481
Gain on extinguishment of debt	(3,104)	—	—	3,104	—
Other income	38	—	(38)	—	—
Transaction costs	3,306	—	(63)	(3,243)	—
Skilled Healthcare loss contingency expense	30,000	—	—	(30,000)	—
Income tax (benefit) expense	(16,726)	12,149	1,854	8,153	5,430
(Gain) loss from discontinued operations, net of taxes	(39)	162	—	—	123
Net (loss) income attributable to noncontrolling interests	(31,990)	21,966	(351)	14,629	4,254
EBITDA / Adjusted EBITDA	$143,576	$(86,221)	$4,865	$4,985	$67,205
Lease expense	37,655	86,221	(2,302)	—	121,574
EBITDAR / Adjusted EBITDAR	$181,231	$—	$2,563	$4,985	$188,779

(Loss) income per common share:
Diluted:
Weighted average shares outstanding for diluted (loss) income from continuing operations per share (d)	89,213				153,671
Diluted net (loss) income from continuing operations per share (e)	$(0.32)				$0.07

GENESIS HEALTHCARE, INC.

RECONCILIATION OF NET (LOSS) INCOME TO EBITDA, EBITDAR, ADJUSTED EBITDA AND ADJUSTED EBITDAR

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	As reported	Adjustments			As adjusted
			Newly acquired
			or constructed
			businesses with
			start-up losses
	Three months	Conversion to	and newly
	ended September 30,	cash basis	divested	Other	Three months ended
	2014	leases (a)	facilities (b)	adjustments (c)	September 30, 2014

Net revenues	$1,187,618	$—	$(3,533)	$—	$1,184,085
Salaries, wages and benefits	723,586	—	(3,444)	(308)	719,834
Other operating expenses	265,283	—	(1,744)	(1,290)	262,249
General and administrative costs	36,341	—	—	—	36,341
Provision for losses on accounts receivable	17,285	—	—	—	17,285
Lease expense	32,921	80,625	(528)	—	113,018
Depreciation and amortization expense	48,701	(33,232)	(41)	—	15,428
Interest expense	112,121	(99,188)	—	—	12,933
Other income	30	—	—	(30)	—
Investment income	(1,468)	—	—	—	(1,468)
Transaction costs	1,736	—	—	(1,736)	—
Equity in net loss of unconsolidated affiliates	207	—	—	—	207
(Loss) income before income tax benefit	$(49,125)	$51,795	$2,224	$3,364	$8,258
Income tax (benefit) expense	(6,518)	5,190	194	345	(789)
(Loss) income from continuing operations	$(42,607)	$46,605	$2,030	$3,019	$9,047
Loss (income) from discontinued operations, net of taxes	1,191	(621)	—	—	570
Net loss attributable to noncontrolling interests	961	—	—	—	961
Net (loss) income attributable to Genesis Healthcare, Inc.	$(44,759)	$47,226	$2,030	$3,019	$7,516
Depreciation and amortization expense	48,701	(33,232)	(41)	—	15,428
Interest expense	112,121	(99,188)	—	—	12,933
Other income	30	—	—	(30)	—
Transaction costs	1,736	—	—	(1,736)	—
Income tax (benefit) expense	(6,518)	5,190	194	345	(789)
Loss (income) from discontinued operations, net of taxes	1,191	(621)	—	—	570
Net loss attributable to noncontrolling interests	961	—	—	—	961
EBITDA / Adjusted EBITDA	$113,463	$(80,625)	$2,183	$1,598	$36,619
Lease expense	32,921	80,625	(528)	—	113,018
EBITDAR / Adjusted EBITDAR	$146,384	$—	$1,655	$1,598	$149,637

(Loss) income per common share:
Diluted:
Weighted average shares outstanding for diluted (loss) income from continuing operations per share (d)	49,865
Diluted net (loss) income from continuing operations per share (e)	$(0.88)				Not calculated

GENESIS HEALTHCARE, INC.

RECONCILIATION OF NET (LOSS) INCOME TO EBITDA, EBITDAR, ADJUSTED EBITDA AND ADJUSTED EBITDAR

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	As reported	Adjustments			As adjusted
			Newly acquired
			or constructed
			businesses with
			start-up losses
	Nine months	Conversion to	and newly		Nine months
	ended September 30,	cash basis	divested	Other	ended September 30,
	2015	leases (a)	facilities (b)	adjustments (c)	2015

Net revenues	$4,178,503	$—	$(32,115)	$388	$4,146,776
Salaries, wages and benefits	2,445,074	—	(19,129)	(477)	2,425,468
Other operating expenses	993,715	—	(15,993)	(10,534)	967,188
General and administrative costs	131,126	—	—	(7,456)	123,670
Provision for losses on accounts receivable	68,855	—	(608)	—	68,247
Lease expense	113,033	254,566	(7,230)	—	360,369
Depreciation and amortization expense	176,043	(101,291)	(4,463)	—	70,289
Interest expense	376,236	(311,371)	(40)	—	64,825
Loss on extinguishment of debt	130	—	—	(130)	—
Other income	(7,522)	—	(38)	7,560	—
Investment income	(1,200)	—	—	—	(1,200)
Transaction costs	92,016	—	(63)	(91,953)	—
Skilled Healthcare loss contingency expense	31,500	—	—	(31,500)	—
Equity in net income of unconsolidated affiliates	(1,153)	—	—	—	(1,153)
(Loss) income before income tax benefit	$(239,350)	$158,096	$15,449	$134,878	$69,073
Income tax (benefit) expense	(26,793)	36,697	3,586	31,308	44,798
(Loss) income from continuing operations	$(212,557)	$121,399	$11,863	$103,570	$24,275
Loss from discontinued operations, net of taxes	1,571	1,082	—	—	2,653
Net (loss) income attributable to noncontrolling interests	(53,424)	29,591	2,088	27,911	6,166
Net (loss) income attributable to Genesis Healthcare, Inc.	$(160,704)	$90,726	$9,775	$75,659	$15,456
Depreciation and amortization expense	176,043	(101,291)	(4,463)	—	70,289
Interest expense	376,236	(311,371)	(40)	—	64,825
Loss on extinguishment of debt	130	—	—	(130)	—
Other income	(7,522)	—	(38)	7,560	—
Transaction costs	92,016	—	(63)	(91,953)	—
Skilled Healthcare loss contingency expense	31,500	—	—	(31,500)	—
Income tax (benefit) expense	(26,793)	36,697	3,586	31,308	44,798
Loss from discontinued operations, net of taxes	1,571	1,082	—	—	2,653
Net (loss) income attributable to noncontrolling interests	(53,424)	29,591	2,088	27,911	6,166
EBITDA / Adjusted EBITDA	$429,053	$(254,566)	$10,845	$18,855	$204,187
Lease expense	113,033	254,566	(7,230)	—	360,369
EBITDAR / Adjusted EBITDAR	$542,086	$—	$3,615	$18,855	$564,556

(Loss) income per common share:
Diluted:
Weighted average shares outstanding for diluted (loss) income from continuing operations per share (d)	84,615				153,671
Diluted net (loss) income from continuing operations per share (e)	$(1.88)				$0.27

GENESIS HEALTHCARE, INC.

RECONCILIATION OF NET (LOSS) INCOME TO EBITDA, EBITDAR, ADJUSTED EBITDA AND ADJUSTED EBITDAR

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	As reported	Adjustments			As adjusted
			Newly acquired
			or constructed
			businesses with
			start-up losses
	Nine months	Conversion to	and newly
	ended September 30,	cash basis	divested	Other	Nine months ended
	2014	leases (a)	facilities (b)	adjustments (c)	September 30, 2014

Net revenues	$3,574,813	$—	$(10,711)	$1,166	$3,565,268
Salaries, wages and benefits	2,162,064	—	(8,488)	(2,014)	2,151,562
Other operating expenses	798,432	—	(4,796)	(2,123)	791,513
General and administrative costs	108,187	—	—	—	108,187
Provision for losses on accounts receivable	52,881	—	—	—	52,881
Lease expense	98,629	238,505	(1,613)	—	335,521
Depreciation and amortization expense	145,131	(98,625)	(114)	—	46,392
Interest expense	330,771	(292,256)	—	—	38,515
Loss on extinguishment of debt	679	—	—	(679)	—
Other income	(637)	—	—	637	—
Investment income	(2,847)	—	—	—	(2,847)
Transaction costs	5,283	—	—	(5,283)	—
Equity in net income of unconsolidated affiliates	(139)	—	—	—	(139)
(Loss) income before income tax benefit	$(123,621)	$152,376	$4,300	$10,628	$43,683
Income tax (benefit) expense	(9,368)	11,547	326	805	3,310
(Loss) income from continuing operations	$(114,253)	$140,829	$3,974	$9,823	$40,373
Loss from discontinued operations, net of taxes	5,561	(2,585)	—	—	2,976
Net loss attributable to noncontrolling interests	1,370	—	—	—	1,370
Net (loss) income attributable to Genesis Healthcare, Inc.	$(121,184)	$143,414	$3,974	$9,823	$36,027
Depreciation and amortization expense	145,131	(98,625)	(114)	—	46,392
Interest expense	330,771	(292,256)	—	—	38,515
Loss on extinguishment of debt	679	—	—	(679)	—
Other income	(637)	—	—	637	—
Transaction costs	5,283	—	—	(5,283)	—
Income tax (benefit) expense	(9,368)	11,547	326	805	3,310
Loss from discontinued operations, net of taxes	5,561	(2,585)	—	—	2,976
Net income attributable to noncontrolling interests	1,370	—	—	—	1,370
EBITDA / Adjusted EBITDA	$357,606	$(238,505)	$4,186	$5,303	$128,590
Lease expense	98,629	238,505	(1,613)	—	335,521
EBITDAR / Adjusted EBITDAR	$456,235	$—	$2,573	$5,303	$464,111

(Loss) income per common share:
Diluted:
Weighted average shares outstanding for diluted (loss) income from continuing operations per share (d)	49,865
Diluted net (loss) income from continuing operations per share (e)	$(2.32)				Not calculated

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Lease expense:
Cash rent - capital leases	$23,062	$22,374	$68,910	$66,768
Cash rent - financing obligations	64,736	61,375	191,571	181,007
Non-cash - operating lease arrangements	(1,577)	(3,124)	(5,915)	(9,270)
Lease expense adjustments	$86,221	$80,625	$254,566	$238,505

Depreciation and amortization expense:
Capital lease accounting	$(8,495)	$(8,848)	$(26,570)	$(27,128)
Financing obligation accounting	(25,007)	(24,384)	(74,721)	(71,497)
Depreciation and amortization expense adjustments	$(33,502)	$(33,232)	$(101,291)	$(98,625)

Interest expense:
Capital lease accounting	$(26,503)	$(25,287)	$(78,146)	$(74,496)
Financing obligation accounting	(78,554)	(73,901)	(233,225)	(217,760)
Interest expense adjustments	$(105,057)	$(99,188)	$(311,371)	$(292,256)

Total pre-tax lease accounting adjustments	$(52,338)	$(51,795)	$(158,096)	$(152,376)

(b)

The acquisition and construction of new businesses has become an important element of our growth strategy.  Many of the businesses we acquire have a history of operating losses and continue to generate operating losses in the months that follow our acquisition.  Newly constructed or developed businesses also generate losses while in their start-up phase.   We view these losses as both temporary and an expected component of our long-term investment in the new venture.  We adjust these losses when computing Adjusted EBITDAR and Adjusted EBITDA in order to better evaluate the performance of our core business.  The activities of such businesses are adjusted when computing Adjusted EBITDAR and Adjusted EBITDA until such time as a new business generates positive Adjusted EBITDA.  The operating performance of new businesses are no longer adjusted when computing Adjusted EBITDAR and Adjusted EBITDA beginning the period in which a new business generates positive Adjusted EBITDA and all periods thereafter.  The divestiture of underperforming or non-strategic facilities has also become an important element of our earnings optimization strategy.  We eliminate the results of divested facilities beginning in the quarter in which they become divested.  We view the losses associated with the wind down of such divested facilities as non-recurring and not indicative of the performance of our core business.

(c)

Other adjustments represent costs or gains associated with transactions or events that we do not believe are reflective of our core recurring operating business.  The following items were realized in the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Severance and restructuring (1)	$742	$507	$3,121	$2,213
Regulatory defense and related costs (2)	2,293	460	2,755	1,960
New business development costs (3)	—	631	—	1,130
Self-insurance adjustment (4)	—	—	10,500	—
Transaction costs (5)	3,243	1,736	91,953	5,283
Governmental investigation contingency expense (8)	30,000	—	31,500	—
(Gain) loss on early extinguishment of debt	(3,104)	—	130	679
Other income (6)	—	30	(7,560)	(637)
Stock based compensation (7)	1,950	—	2,479	—
Tax benefit from total adjustments	(8,153)	(345)	(31,308)	(805)
Total other adjustments	$26,971	$3,019	$103,570	$9,823

(1)	We incurred costs related to the termination, severance and restructuring of certain components of our business.

(2)	We incurred legal defense and other related costs in connection with certain matters in dispute or under appeal with regulatory agencies.

(3)	We incurred business development costs in connection with the evaluation and start-up of services outside our existing service offerings.

(4)

We incurred a self-insured program adjustment for the actuarially developed prior period GLPL and worker's compensation claims.  We also recorded approximately $6.0 million of incremental development related to the first nine months of 2015, which has not been excluded from our non GAAP results.

(5)	We incurred costs associated with transactions including the combination with Skilled Healthcare Group, Inc. and other transactions.

(6)	We realized a net gain on the sale of certain assets in the nine months ended September 30, 2015.

(7)  We incurred $2.5 million of non-cash stock-based compensation related to restricted stock units in the nine months ended September 30, 2015.

(8)  We recognized $31.5 million of loss contingency expense associated with three Skilled Healthcare regulatory matters.

(d)	Assumes 153.7 million diluted weighted average common shares outstanding and common stock equivalents on a fully exchanged basis.

(e)

Pro forma adjusted income from continuing operations per share assumes a tax rate of 40%, and is computed as follows: Pro forma adjusted income before income taxes x (1 - 40% tax rate) / diluted weighted average shares on a fully exchanged basis.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

A summary of our unaudited results of operations for the three months ended September 30, 2015 as compared with the same period in 2014 follows:

	Three months ended September 30,
	2015		2014		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(in thousands, except percentages)
Revenues:
Inpatient services:
Skilled nursing facilities	$1,155,123	81.5%	$979,767	82.4%	$175,356	17.9%
Assisted living facilities	36,635	2.6%	26,958	2.3%	9,677	35.9%
Administration of third party facilities	2,225	0.2%	2,539	0.2%	(314)	(12.4)%
Elimination of administrative services	(421)	—%	(495)	—%	74	(14.9)%
Inpatient services, net	1,193,562	84.3%	1,008,769	84.9%	184,793	18.3%

Rehabilitation therapy services:
Total therapy services	281,151	19.9%	247,328	20.9%	33,823	13.7%
Elimination intersegment rehabilitation therapy services	(107,112)	(7.6)%	(99,320)	(8.4)%	(7,792)	7.8%
Third party rehabilitation therapy services	174,039	12.3%	148,008	12.5%	26,031	17.6%

Other services:
Total other services	58,804	4.1%	38,508	3.2%	20,296	52.7%
Elimination intersegment other services	(10,378)	(0.7)%	(7,667)	(0.6)%	(2,711)	35.4%
Third party other services	48,426	3.4%	30,841	2.6%	17,585	57.0%

Total revenue	$1,416,027	100.0%	$1,187,618	100.0%	$228,409	19.2%

	Three months ended September 30,
	2015		2014		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(in thousands, except percentages)
EBITDAR:
Inpatient services	$194,323	16.3%	$159,693	15.8%	$34,630	21.7%
Rehabilitation therapy services	27,497	9.8%	22,076	8.9%	5,421	24.6%
Other services	4,173	7.1%	1,290	3.3%	2,883	223.5%
Corporate and eliminations	(44,762)	-%	(36,675)	-%	(8,087)	22.1%

EBITDAR	$181,231	12.8%	$146,384	12.3%	$34,847	23.8%

A summary of our unaudited condensed consolidating statement of operations follows:

	Three months ended September 30, 2015
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$1,193,983	$281,151	$58,501	$303	$(117,911)	$1,416,027
Salaries, wages and benefits	568,888	228,801	35,726	—	—	833,415
Other operating expenses	413,055	19,513	18,260	—	(117,910)	332,918
General and administrative costs	—	220	1	45,889	—	46,110
Provision for losses on accounts receivable	18,514	5,120	341	(629)	—	23,346
Lease expense	36,577	28	589	461	—	37,655
Depreciation and amortization expense	53,384	3,904	349	4,868	—	62,505
Interest expense	106,433	14	11	22,123	(43)	128,538
(Gain) loss on extinguishment of debt	(3,104)	—	—	—	—	(3,104)
Investment income	(353)	—	—	(43)	43	(353)
Other loss	38	—	—	—	—	38
Transaction costs	119	—	—	3,187	—	3,306
Governmental investigation contingency expense	—	—	—	30,000	—	30,000
Equity in net (income) loss of unconsolidated affiliates	(443)	—	—	(628)	431	(640)
(Loss) income before income tax benefit	875	23,551	3,224	(104,925)	(432)	(77,707)
Income tax benefit	—	—	—	(16,726)	—	(16,726)
(Loss) income from continuing operations	$875	$23,551	$3,224	$(88,199)	$(432)	$(60,981)

	Three months ended September 30, 2014
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$1,009,265	$247,328	$38,263	$245	$(107,483)	$1,187,618
Salaries, wages and benefits	494,109	205,017	24,460	—	—	723,586
Other operating expenses	344,934	15,470	12,363	—	(107,484)	265,283
General and administrative costs	—	—	—	36,341	—	36,341
Provision for losses on accounts receivable	12,368	4,765	150	2	—	17,285
Lease expense	32,452	44	204	221	—	32,921
Depreciation and amortization expense	41,569	2,771	232	4,129	—	48,701
Interest expense	95,250	—	280	16,716	(125)	112,121
Investment income	(1,211)	—	—	(382)	125	(1,468)
Other (income) loss	(46)	—	76	—	—	30
Transaction costs	—	—	—	1,736	—	1,736
Equity in net (income) loss of unconsolidated affiliates	(628)	—	—	—	835	207
(Loss) income before income tax benefit	(9,532)	19,261	498	(58,518)	(834)	(49,125)
Income tax benefit	—	—	—	(6,518)	—	(6,518)
(Loss) income from continuing operations	$(9,532)	$19,261	$498	$(52,000)	$(834)	$(42,607)

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

Total Revenues

Total revenue for the three months ended September 30, 2015 as compared with the same period in 2014 increased by $228.4 million.  Of that increase, Skilled’s businesses contributed $225.5 million.  The remaining increase of $2.9 million or 0.2% is described further in our discussion of segment revenues as follows.

Inpatient Services – Revenue increased $184.7 million, or 18.3%, in the three months ended September 30, 2015 as compared with the same period in 2014. Of this growth, $178.0 million is due to the Combination and $23.9 million is due to the acquisition or development of 11 facilities, offset by $12.4 million of revenue attributed to the divestiture of five underperforming facilities.  The remaining decrease of $4.8 million, or 0.4%, is due to a decline in the occupancy of legacy Genesis inpatient facilities, partially offset by increased payment rates.

Rehabilitation Therapy Services – Revenue increased $33.8 million, or 13.7% comparing the three months ended September 30, 2015 with the same period in 2014.  The Combination contributed $30.6 million of revenue growth, while the legacy Genesis rehabilitation business revenue increased $3.2 million, driven by new business contract revenue exceeding lost business contract revenue.

Other Services – Other services revenue increased $20.3 million, or 52.7% in the three months ended September 30, 2015 as compared with the same period in 2014. Of this increase, the Combination contributed $16.9 million through the hospice and home health businesses.  The remaining increase of $3.4 million, or 8.8% was principally attributed to new business growth in our staffing services business line.

EBITDAR

EBITDAR for the three months ended September 30, 2015 increased by $34.8 million, or 23.8% when compared with the same period in 2014.  Of that increase, Skilled’s businesses contributed an estimated $27.7 million after an estimated overhead allocation of 2.5% of its revenues for the eight month period following the Combination.  The remaining increase of approximately $7.1 million or 4.8% is described further in our discussion of segment results and corporate overhead as follows.

Inpatient Services – EBITDAR increased in the three months ended September 30, 2015 as compared with the same period in 2014, by $34.6 million, or 21.7%.  Of the increase, $29.7 million is attributed to the Combination and $4.6 million is due to the acquisition or development of 11 facilities, offset by a reduction of $0.8 million attributed to the divestiture or closure of five underperforming facilities.

Rehabilitation Therapy Services – EBITDAR of the rehabilitation therapy segment increased by $5.4 million or 24.6% comparing the three months ended September 30, 2015 with the same period in 2014.  The Combination contributed $1.2 million, while the EBITDAR of the legacy Genesis rehabilitation therapy business EBITDAR increased another $4.2 million in the same period.  This increase is attributed primarily to an increase in Therapist Efficiency from 66% in the 2014 quarter to 68% in the 2015 quarter. The net increase in business volume also contributed to the increase.

Other Services – EBITDAR increased $2.9 million in the three months ended September 30, 2015 as compared with the same period in 2014.  Of that increase, the Combination contributed $2.4 million, principally through the addition of hospice and homecare businesses.  The remaining $0.5 million of EBITDAR growth is attributed to the staffing services businesses.

Corporate and Eliminations — Corporate overhead costs increased $8.1 million, or 22.0%, in the three months ended September 30, 2015 as compared with the same period in 2014. This increase was largely due to the added overhead costs of Skilled.

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDAR and (loss) income from continuing operations of all reportable segments, other services, corporate and eliminations in our unaudited condensed consolidating statement of operations for the three months ended September 30, 2015 as compared with the same period in 2014.

Lease expense — Lease expense represents the cash rents and non-cash adjustments required to account for operating leases. We have operating leases in each reportable segment, other services and corporate overhead, but the inpatient services business incurs the greatest proportion of this expense for those skilled nursing and assisted living facilities accounted for as operating leases.  Lease expense increased $4.7 million in the three months ended September 30, 2015 as compared with the same period in the prior year.  Of that increase, $5.6 million resulted from the Combination and $1.0 million from three new operating leases, with the decrease of $1.9 million principally due to our efforts to divest of underperforming leased facilities.

Depreciation and amortization — Each of our reportable segments, other services and corporate overhead have depreciating property, plant and equipment, including depreciation on leased properties accounted for as capital leases or as a financing obligation. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  The majority of the $13.8 million increase in depreciation and amortization in the three months ended September 30, 2015 compared with the same period in the prior year, is attributed to the Combination.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our revolving credit facilities, term loan facility, real estate bridge loan and mortgage instruments, as well as the expense associated with leases accounted for as capital leases or financing obligations.  Interest expense increased $16.4 million in the three months ended September 30, 2015 as compared with the same period in the prior year.  Of this increase, $9.3 million is attributed to the Combination and the associated real estate bridge loan and individual mortgages of Skilled’s skilled nursing and assisted living facilities.  The remaining $7.1 million increase is primarily attributable to growth in interest pertaining to existing lease obligations and obligations incurred in connection with newly acquired or constructed facilities.

Skilled Healthcare loss contingency expense — For the three months ended September 30, 2015, we accrued $30.0 million for a contingent liability.  We are engaged in discussions with representatives of the Department of Justice in an effort to reach mutually acceptable resolution of two investigations involving therapy matters and staffing matters related to Skilled’s business prior to the Combination.  Discussions have progressed to a point where we believe it is appropriate to recognize an estimated loss contingency reserve.  Recognition of the loss contingency reserve is not an admission of liability or fault by us or any of our subsidiaries.  Because these discussions are ongoing, there can be no certainty about the timing or likelihood of a definitive resolution.  As these discussions proceed and additional information becomes available, the amount of the estimated loss contingency reserve may need to be increased or decreased to reflect this new information.

Transaction costs — In the normal course of business, Genesis evaluates strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the three month periods ended September 30, 2015 and 2014 were $3.3 million and $1.7 million, respectively, and of the amount in the 2015 period, the Combination contributed $1.9 million.

Income tax benefit — For the three months ended September 30, 2015, we recorded an income tax benefit of $16.7 million from continuing operations representing an effective tax rate of 21.5% compared to an income tax benefit of $6.5 million from continuing operations, representing an effective tax rate of 13.2% for the same period in 2014.  The increase in the effective tax rate results principally from a higher percentage of Company profits becoming subject to corporate tax as a result of restructuring related to the Combination.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

A summary of our unaudited results of operations for the nine months ended September 30, 2015 as compared with the same period in 2014 follows:

	Nine months ended September 30,
	2015		2014		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
Revenues:
Inpatient services:
Skilled nursing facilities	$3,424,788	81.9%	$2,935,732	82.1%	$489,056	16.7%
Assisted living facilities	106,497	2.5%	79,654	2.2%	26,843	33.7%
Administration of third party facilities	7,724	0.2%	7,790	0.2%	(66)	(0.8)%
Elimination of administrative services	(1,445)	—%	(1,422)	—%	(23)	1.6%
Inpatient services, net	3,537,564	84.6%	3,021,754	84.5%	515,810	17.1%

Rehabilitation therapy services:
Total therapy services	818,335	19.6%	757,593	21.2%	60,742	8.0%
Elimination intersegment rehabilitation therapy services	(323,020)	(7.7)%	(296,479)	(8.3)%	(26,541)	9.0%
Third party rehabilitation therapy services	495,315	11.9%	461,114	12.9%	34,201	7.4%

Other services:
Total other services	172,759	4.1%	112,700	3.2%	60,059	53.3%
Elimination intersegment other services	(27,135)	(0.6)%	(20,755)	(0.6)%	(6,380)	30.7%
Third party other services	145,624	3.5%	91,945	2.6%	53,679	58.4%

Total revenue	$4,178,503	100.0%	$3,574,813	100.0%	$603,690	16.9%

	Nine months ended September 30,
	2015		2014		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
EBITDAR:
Inpatient services	$571,736	16.2%	$478,997	15.8%	$92,739	19.4%
Rehabilitation therapy services	86,175	10.5%	81,011	10.7%	5,164	6.4%
Other services	12,824	7.4%	4,282	3.8%	8,542	199.5%
Corporate and eliminations	(128,649)	-%	(108,055)	-%	(20,594)	19.1%

EBITDAR	$542,086	13.0%	$456,235	12.8%	$85,851	18.8%

A summary of our unaudited condensed consolidating statement of operations follows:

	Nine months ended September 30, 2015
		Rehabilitation
	Inpatient	Therapy
	Services	Services	Other Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$3,539,009	$818,335	$171,175	$1,584	$(351,600)	$4,178,503
Salaries, wages and benefits	1,674,262	664,380	106,432	—	—	2,445,074
Other operating expenses	1,240,551	54,507	50,256	—	(351,599)	993,715
General and administrative costs	—	220	4	130,902	—	131,126
Provision for losses on accounts receivable	54,858	13,053	1,659	(715)	—	68,855
Lease expense	109,843	83	1,795	1,312	—	113,033
Depreciation and amortization expense	152,641	9,803	909	12,690	—	176,043
Interest expense	315,902	16	31	60,577	(290)	376,236
Loss on extinguishment of debt	(3,104)	—	—	3,234	—	130
Investment income	(1,131)	—	—	(359)	290	(1,200)
Other income	38	—	—	(7,560)	—	(7,522)
Transaction costs	540	—	—	91,476	—	92,016
Governmental investigation contingency expense	—	—	—	31,500	—	31,500
Equity in net (income) loss of unconsolidated affiliates	(1,266)	—	—	(1,262)	1,375	(1,153)
(Loss) income before income tax benefit	(4,125)	76,273	10,089	(320,211)	(1,376)	(239,350)
Income tax benefit	—	—	—	(26,793)	—	(26,793)
(Loss) income from continuing operations	$(4,125)	$76,273	$10,089	$(293,418)	$(1,376)	$(212,557)

	Nine months ended September 30, 2014
		Rehabilitation
	Inpatient	Therapy
	Services	Services	Other Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$3,023,176	$757,593	$112,196	$504	$(318,656)	$3,574,813
Salaries, wages and benefits	1,471,882	616,987	73,195	—	—	2,162,064
Other operating expenses	1,036,434	46,442	34,213	—	(318,657)	798,432
General and administrative costs	—	—	—	108,187	—	108,187
Provision for losses on accounts receivable	39,222	13,153	506	—	—	52,881
Lease expense	97,208	132	624	665	—	98,629
Depreciation and amortization expense	123,520	8,343	707	12,561	—	145,131
Interest expense	286,550	2	730	43,861	(372)	330,771
Loss on extinguishment of debt	—	—	—	679	—	679
Investment income	(2,050)	—	—	(1,170)	373	(2,847)
Other income	(47)	—	(590)	—	—	(637)
Transaction costs	—	(10)	—	5,293	—	5,283
Equity in net (income) loss of unconsolidated affiliates	(1,308)	—	—	—	1,169	(139)
(Loss) income before income tax benefit	(28,235)	72,544	2,811	(169,572)	(1,169)	(123,621)
Income tax benefit	—	—	—	(9,368)	—	(9,368)
(Loss) income from continuing operations	$(28,235)	$72,544	$2,811	$(160,204)	$(1,169)	$(114,253)

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

Total Revenues

Total revenue for the nine months ended September 30, 2015 as compared with the same period in 2014 increased by $603.7 million.  Of that increase, Skilled’s businesses contributed $608.0 million.  The remaining decrease of $4.3 million or 0.1% is described further in our discussion of segment revenues as follows.

Inpatient Services – Revenue increased $515.8 million, or 17.1%, in the nine months ended September 30, 2015 as compared with the same period in 2014. Of this growth, $473.4 million is due to the Combination and $68.8 million is due to the acquisition or development of 13 facilities, offset by $28.1 million of revenue attributed to the divestiture of five underperforming facilities.  The remaining increase of $1.7 million, or 0.1%, is a decline in the occupancy of legacy Genesis facilities, partially offset by increased payment rates.

Rehabilitation Therapy Services – Revenue increased $60.7 million, or 8.0% comparing the nine months ended September 30, 2015 with the same period in 2014.  The Combination contributed $88.1 million of revenue growth, while the legacy Genesis rehabilitation business revenue decreased $27.4 million, driven by lost business contract revenue exceeding new business contract revenue

Other Services – Other services revenue increased $60.1 million, or 53.3% in the nine months ended September 30, 2015 as compared with the same period in 2014. Of this increase, the Combination contributed $46.5 million through the hospice and home health businesses.  The remaining increase of $13.6 million, or 12.1% was principally attributed to new business growth in our staffing services and physician services business lines.

EBITDAR

EBITDAR for the nine months ended September 30, 2015 increased by $85.9 million, or 18.8% when compared with the same period in 2014.  Of that increase, Skilled’s businesses contributed an estimated $78.2 million after an estimated overhead allocation of 2.5% of its revenues for the eight month period following the Combination.  The remaining increase of approximately $7.7 million or 1.9% is described further in our discussion of segment results and corporate overhead as follows.

Inpatient Services – EBITDAR increased in nine months ended September 30, 2015 as compared with the same period in 2014, by $92.7 million, or 19.4%.  Of the increase, $81.1 million is attributed to the Combination and $11.1 million is due to the acquisition or development of 13 facilities, offset by a reduction of $1.5 million attributed to the divestiture or closure of five underperforming facilities.  Additionally, the nine months ended September 30, 2015, compared with the same period in 2014, include an additional $15.7 million of GLPL claims development expense.  This amount excludes the incremental expense associated with the Combination.  The increased GLPL expense principally relates to prior year self-insured claims which were under reserved in those periods.  The remaining EBITDAR increase of $17.7 million, or 3.7%, is principally attributable to the realization of cost reductions we began implementing in the quarter ended December 31, 2014.

Rehabilitation Therapy Services – EBITDAR increased $5.2 million comparing the nine months ended September 30, 2015 with the same period in 2014.  The Combination contributed $5.6 million, while the EBITDAR of the legacy Genesis rehabilitation therapy business EBITDAR declined $0.4 million in the same period. This decrease is attributed primarily to lost business contract earnings exceeding new business contract earnings.  Therapist Efficiency remained flat period over period at 69%.

Other Services – EBITDAR increased $8.5 million in the nine months ended September 30, 2015 as compared with the same period in 2014.  Of that increase, the Combination contributed $6.6 million, principally through the addition of hospice and homecare businesses.  The remaining $1.9 million of EBITDAR growth is attributed to the physician services and staffing services businesses.

Corporate and Eliminations — Corporate overhead costs increased $20.6 million, or 19.1%, in the nine months ended September 30, 2015 as compared with the same period in 2014. This increase was largely due to the added overhead costs of Skilled.

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDAR and (loss) income from continuing operations of all reportable segments, other services, corporate and eliminations in our unaudited condensed consolidating statement of operations for the nine months ended September 30, 2015 as compared with the same period in 2014.

Lease expense — Lease expense represents the cash rents and non-cash adjustments required to account for operating leases. We have operating leases in each reportable segment, other services and corporate overhead, but the inpatient services business incurs the greatest proportion of this expense for those skilled nursing and assisted living facilities accounted for as operating leases.  Lease expense increased $14.4 million in the nine months ended September 30, 2015 as compared with the same period in the prior year.  Of that increase, $15.8 million resulted from the Combination and $3.1 million from three new operating leases, with the decrease of $4.5 million principally due to our efforts to divest of underperforming leased facilities.

Depreciation and amortization — Each of our reportable segments, other services and corporate overhead have depreciating property, plant and equipment, including depreciation on leased properties accounted for as capital leases or as a financing obligation. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  Of the $30.9 million increase in depreciation and amortization in the nine months ended September 30, 2015 compared with the same period in the prior year, the Combination accounts for $22.9 million.  The remaining increase of $8.0 million is primarily attributable to Genesis’ ongoing capital expenditure program and newly acquired or constructed facilities.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our revolving credit facilities, term loan facility, real estate bridge loan and mortgage instruments, as well as the expense associated with leases accounted for as capital leases or financing obligations.  Interest expense increased $45.5 million in the nine months ended September 30, 2015 as compared with the same period in the prior year.  Of this increase, $23.8 million is attributed to the Combination and the associated real estate bridge loan and individual mortgages of Skilled’s skilled nursing and assisted living facilities.  The remaining $21.7 million increase is primarily attributable to growth in interest pertaining to existing lease obligations and obligations incurred in connection with newly acquired or constructed facilities.

Other income — On March 31, 2015, we sold our investment in FC PAC Holdings, LLC, an unconsolidated joint venture in which we held an approximate 5.4% interest, for $26.4 million. The gain from that sale represents the majority of the net gain recognized in the nine months ended September 30, 2015.  During the nine months ended September 30, 2014, we sold a medical office building and clinic for a net gain of $0.7 million.

Skilled Healthcare loss contingency expense – For the nine months ended September 30, 2015, we accrued $31.5 million for a contingent liability.  We are engaged in discussions with representatives of the Department of Justice in an effort to reach mutually acceptable resolution of two investigations involving  therapy matters and staffing matters related to Skilled’s business prior to the Combination.  Discussions have progressed to a point where we believe it is appropriate to recognize an estimated loss contingency reserve, which explains $30.0 million of the charge in the 2015 period.  Additionally, in the nine months ended September 30, 2015, we increased the loss contingency reserve for the Creekside hospice matter by $1.5 million, adjusting the reserve originally established by Skilled to $7.5 million.

Recognition of the loss contingency reserve is not an admission of liability or fault by us or any of our subsidiaries.  Because these discussions are ongoing, there can be no certainty about the timing or likelihood of a definitive resolution.  As these discussions proceed and additional information becomes available, the amount of the estimated loss contingency reserve may need to be increased or decreased to reflect this new information.

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the nine month periods ended September 30, 2015 and 2014 were $92.0 million and $5.3 million, respectively, and of the amount in the 2015 period, the Combination contributed $88.8 million.

Income tax benefit — For the nine months ended September 30, 2015, we recorded an income tax benefit of $26.8 million representing an effective tax rate of 11.2% compared to an income tax benefit of $9.4 million from continuing operations, representing an effective tax rate of 7.6% for the same period in 2014.  The increase in the effective tax rate results principally from a higher percentage of Company profits becoming subject to corporate tax as a result of restructuring related to the Combination.

Liquidity and Capital Resources

The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Nine months ended September 30,
	2015	2014

Net cash (used in) provided by operating activities	$(4,949)	$85,364
Net cash used in investing activities	(67,933)	(67,635)
Net cash provided by (used in) financing activities	45,005	(5,575)

Net (decrease) increase in cash and equivalents	(27,877)	12,154
Beginning of period	87,548	61,413

End of period	$59,671	$73,567

Net cash used in operating activities in the nine months ended September 30, 2015 of $4.9 million was unfavorably impacted by funded transaction costs of approximately $66.6 million.  Adjusted for transaction costs, net cash provided by operating activities in the nine months ended September 30, 2015 would have been approximately $61.7 million.  Net cash provided by operating activities in the nine months ended September 30, 2014 of $85.4 million was unfavorably impacted by funded transaction costs of approximately $5.3 million.  Adjusted for funded transaction costs, net cash provided by operating activities in the nine months ended September 30, 2014 would have been $90.7 million.  The $29.0 million reduction in cash provided by operating activities before funded transaction costs in the 2015 period as compared to the 2014 period is attributed to growth of accounts receivable balances of the Skilled businesses through the nine months ended September 30, 2015, and the impact of unfavorable timing of labor related expense payments.

Net cash used in investing activities in the nine months ended September 30, 2015 was $67.9 million, compared to a use of cash of $67.6 million in the nine months ended September 30, 2014. The nine months ended September 30, 2015, as compared with the same period in 2014, included the receipt of $27.6 million of asset and investment in joint venture sale proceeds partially offset by $11.6 million of outlays for the purchases of skilled nursing facilities, rehabilitation therapy clinics and a deposit on the announced Revera acquisition.  The remaining incremental use of cash from investing activities in the nine months ended September 30, 2015 as compared with the same period in 2014 is principally due to incremental routine capital expenditures of $15.6 million.

Net cash provided by financing activities was $45.0 million in the nine months ended September 30, 2015 compared to a use of $5.6 million in the nine months ended September 30, 2014.  The net increase in cash provided by financing activities of $50.6 million is principally attributed to $26.5 million of net incremental borrowings under the revolving credit facilities, net proceeds on the refinancing of Skilled’s real estate and prepayment of capital lease obligations of $19.4 million, and $8.1 million of reduced distributions to noncontrolling interests, offset with $3.4 million of incremental debt issuance costs funded in the 2015 period.  The increase in debt issuance costs is attributed to the financing costs incurred in connection with the financing activities associated with the Combination.

At September 30, 2015, we had cash and cash equivalents of $59.7 million and available borrowings under our revolving credit facilities of $104.4 million after taking into account $99.7 million of letters of credit drawn against our revolving credit facilities. Our available cash is held in accounts at third-party financial institutions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to its invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets. During the nine months ended September 30, 2015, we maintained liquidity sufficient to meet our working capital, capital expenditure and development activities.

We entered into agreements and term sheets with our major REIT partners in connection with a series of facility acquisitions, divestitures, closures and rent-prepayments. The transactions currently contemplated involve 21 facility acquisitions and 12 facility divestitures or closures.  The aggregate invested capital is estimated at $295 million, including $256 million of facility acquisitions, resulting in $35 million in annual rent reductions. We intend to finance approximately 60% of the total cost via mortgage financing, with the balance financed with non-core asset sale proceeds and/or capital raising activities.  We expect the majority of the transactions will close in stages during 2016.  To date, consummated REIT transactions include four facility divestitures and rent-prepayments and one facility acquisition, which resulted in no material impact to EBITDAR and $6.3 million in annual rent reductions.

In connection with an initiative to participate in the Chinese market, we recently opened a health and wellness Vitality Center in Phoenix City, Zengcheng, China, the first of its kind in China. We plan to open a second facility, Qinhuangdao Spring of Power Center, an in-patient rehabilitation center with the potential for 300 licensed beds in the second quarter of 2016.  Also, on April 9, 2015, we signed a memorandum of understanding with intent to enter into a joint venture agreement with BangEr Orthopedic Hospital Group to open post-acute in-patient and out-patient rehab services in each of its 11 hospitals in China. The first hospital located in Yuhan opened on October 1, 2015.

Off Balance Sheet Arrangements

We had outstanding letters of credit of $99.7 million under our letter of credit sub-facility on our revolving credit facilities as of September 30, 2015.  These letters of credit are principally pledged to landlords and insurance carriers as collateral.  We are not involved in any other off-balance-sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table sets forth our contractual obligations, including principal and interest, but excluding non-cash amortization of discounts or premiums established on these instruments, as of September 30, 2015 (in thousands):

					More than
	Total	1 Yr.	2-3 Yrs.	4-5 Yrs.	5 Yrs.
Revolving credit facilities	$370,556	$12,821	$25,641	$332,094	$—
Term loan facility	276,873	35,002	241,871	—	—
Real estate bridge loan	412,821	37,228	375,593	—	—
HUD insured loans	169,476	5,463	10,926	10,926	142,161
Mortgages and other secured debt (recourse)	15,208	1,059	12,041	2,108	—
Mortgages and other secured debt (non-recourse)	34,783	1,802	14,691	2,617	15,673
Financing obligations	11,213,027	267,771	559,771	592,153	9,793,332
Capital lease obligations	3,896,245	96,509	195,459	200,244	3,404,033
Operating lease obligations	961,469	140,243	271,620	261,633	287,973
	$17,350,458	$597,898	$1,707,613	$1,401,775	$13,643,172

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

Interest Rate Exposure—Interest Rate Risk Management

Our term loan facility, real estate bridge loan and revolving credit facilities expose us to variability in interest payments due to changes in interest rates.  As of September 30, 2015, there is no derivative financial instrument in place to limit that exposure.

The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate Genesis’ expected cash flows and sensitivity to interest rate changes:

	Twelve Months Ending September 30,
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value

Fixed-rate debt	$2,445	$2,545	$2,649	$3,373	$3,694	$98,096	$112,802	$127,441
Average interest rate (1)	4.0%	4.0%	4.1%	4.0%	2.7%	4.2%
Variable-rate debt (2)	$13,381	$373,411	$226,720	$—	$315,000	$—	$928,512	$932,532
Average interest rate (1)	9.5%	9.8%	9.3%	—%	3.5%	—%

(1)	Based on one month LIBOR of 0.19% on September 30, 2015.

(2)	Excludes unamortized original issue discounts and debt premiums which amortize through interest expense on a non-cash basis over the life of the instrument.

The new revolving credit facilities consist of a senior secured, asset-based revolving credit facility of up to $550 million under three separate tranches:  Tranche A-1, Tranche A-2 and FILO Tranche.  Interest accrues at a per annum rate equal to either (x) a base rate (calculated as the highest of the (i) prime rate, (ii) the federal funds rate plus 3.00%, or (iii) LIBOR plus the excess of the applicable margin between LIBOR loans and base rate loans) plus an applicable margin or (y) LIBOR plus an applicable margin.  The applicable margin is based on the level of commitments for all three tranches, and in regards to LIBOR loans (i) for Tranche A-1 ranges from 3.25% to 2.75%; (ii) for Tranche A-2 ranges from 3.00% to 2.50%; and (iii) for FILO Tranche is 5.00%. The applicable margin with respect to base rate borrowings for Tranche A-1, Tranche A-2 and FILO were 2.25%, 2.00%, and 4.00%, respectively, at September 30, 2015. The applicable margin with respect to LIBOR borrowings for Tranche A-1, Tranche A-2 and FILO were 3.25%, 3.00%, and 5.00%, respectively, at September 30, 2015.

Borrowings under the term loan facility bear interest at a rate per annum equal to the applicable margin plus, at our option, either (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, or (2) a base rate determined by reference to the highest of (a) the lender defined prime rate, (b) the federal funds rate effective plus one half of one percent and (c) LIBOR described in sub clause (1) plus 1.0%. LIBOR based loans are subject to an interest rate floor of 1.5% and base rate loans are subject to a floor of 2.5%. The applicable margin with respect to LIBOR borrowings was 8.5% at September 30, 2015.

Borrowings under the real estate bridge loan bear interest at a rate per annum equal to the sum of (1) LIBOR, defined as greater of (a) 0.50% per annum or (b) the one-month duration LIBOR for an amount comparable to loan amount according to a lender approved reference bank, (2) the applicable margin and (3) 675 basis points (BPS).  The applicable margin escalates every 90 days after the initial 149 days of the two year term.  The margin ranges from 0 BPS to 650 BPS in the initial term, 675 and up to 700 BPS if a second renewal term is opted for.  The applicable interest rate on this loan was 8.75% as of September 30, 2015.

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

10.1

Amendment No. 1 dated July 26, 2015 to Asset Purchase Agreement dated as of June 11, 2015 by and among Revera Assisted Living, Inc. and its affiliates named therein as Sellers, 101 Development Group, LLC as Buyer and Genesis Healthcare, Inc. as Guarantor

10.2

Amendment No. 2 dated July 30, 2015 to Asset Purchase Agreement dated as of June 11, 2015 by and among Revera Assisted Living, Inc. and its affiliates named therein as Sellers, 101 Development Group, LLC as Buyer and Genesis Healthcare, Inc. as Guarantor

10.3

Amendment No. 3 dated October 14, 2015 to Asset Purchase Agreement dated as of June 11, 2015 by and among Revera Assisted Living, Inc. and its affiliates named therein as Sellers, 101 Development Group, LLC as Buyer and Genesis Healthcare, Inc. as Guarantor

10.4

Amendment No. 4 dated October 16, 2015 to Asset Purchase Agreement dated as of June 11, 2015 by and among Revera Assisted Living, Inc. and its affiliates named therein as Sellers, 101 Development Group, LLC as Buyer and Genesis Healthcare, Inc. as Guarantor

10.5	Eighteenth Amended and Restated Master Lease Agreement, dated August 1, 2015, between FC-GEN Real Estate, LLC and Genesis Operations LLC
10.6	First Amendment dated September 11, 2015 to Eighteenth Amended and Restated Master Lease Agreement, dated August 1, 2015, between FC-GEN Real Estate, LLC and Genesis Operations LLC
10.7	Second Amendment dated October 27, 2015 to Eighteenth Amended and Restated Master Lease Agreement, dated August 1, 2015, between FC-GEN Real Estate, LLC and Genesis Operations LLC
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS HEALTHCARE, INC.

Date:	November 6, 2015	By	/S/ GEORGE V. HAGER, JR.
George V. Hager, Jr.
Chief Executive Officer

Date:	November 6, 2015	By	/S/ THOMAS DIVITTORIO
Thomas DiVittorio
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Number	Description

10.1

Amendment No. 1 dated July 26, 2015 to Asset Purchase Agreement dated as of June 11, 2015 by and among Revera Assisted Living, Inc. and its affiliates named therein as Sellers, 101 Development Group, LLC as Buyer and Genesis Healthcare, Inc. as Guarantor

10.2

Amendment No. 2 dated July 30, 2015 to Asset Purchase Agreement dated as of June 11, 2015 by and among Revera Assisted Living, Inc. and its affiliates named therein as Sellers, 101 Development Group, LLC as Buyer and Genesis Healthcare, Inc. as Guarantor

10.3

Amendment No. 3 dated October 14, 2015 to Asset Purchase Agreement dated as of June 11, 2015 by and among Revera Assisted Living, Inc. and its affiliates named therein as Sellers, 101 Development Group, LLC as Buyer and Genesis Healthcare, Inc. as Guarantor

10.4

Amendment No. 4 dated October 16, 2015 to Asset Purchase Agreement dated as of June 11, 2015 by and among Revera Assisted Living, Inc. and its affiliates named therein as Sellers, 101 Development Group, LLC as Buyer and Genesis Healthcare, Inc. as Guarantor

10.5	Eighteenth Amended and Restated Master Lease Agreement, dated August 1, 2015, between FC-GEN Real Estate, LLC and Genesis Operations LLC
10.6	First Amendment dated September 11, 2015 to Eighteenth Amended and Restated Master Lease Agreement, dated August 1, 2015, between FC-GEN Real Estate, LLC and Genesis Operations LLC
10.7	Second Amendment dated October 27, 2015 to Eighteenth Amended and Restated Master Lease Agreement, dated August 1, 2015, between FC-GEN Real Estate, LLC and Genesis Operations LLC
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended