Form 10-Q
period 2016-03-31
Genesis Healthcare, Inc.
filed 2016-05-10
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016.

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on May 9, 2016, was:

Class A common stock, $0.001 par value – 73,593,732 shares

Class B common stock, $0.001 par value – 15,511,603 shares

Class C common stock, $0.001 par value – 64,449,380 shares

Genesis Healthcare, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	March 31,	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$52,204	$61,543
Restricted cash and investments in marketable securities	52,917	52,917
Accounts receivable, net of allowances for doubtful accounts of $204,296 and $189,739 at March 31, 2016 and December 31, 2015, respectively	821,199	789,387
Prepaid expenses	89,447	58,622
Other current assets	64,204	49,024
Total current assets	1,079,971	1,011,493
Property and equipment, net of accumulated depreciation of $693,086 and $638,768 at March 31, 2016 and December 31, 2015, respectively	3,981,879	4,085,247
Restricted cash and investments in marketable securities	137,934	145,210
Other long-term assets	125,666	130,869
Deferred income taxes	6,485	7,144
Identifiable intangible assets, net of accumulated amortization of $73,458 and $66,570 at March 31, 2016 and December 31, 2015, respectively	203,080	209,967
Goodwill	470,735	470,019
Total assets	$6,005,750	$6,059,949
Liabilities and Stockholders' Deficit:
Current liabilities:
Current installments of long-term debt	$8,113	$12,477
Capital lease obligations	1,847	1,842
Financing obligations	1,230	989
Accounts payable	224,850	233,801
Accrued expenses	194,791	197,741
Accrued compensation	246,828	185,054
Self-insurance reserves	166,761	166,761
Total current liabilities	844,420	798,665
Long-term debt	1,105,022	1,186,159
Capital lease obligations	1,056,884	1,053,816
Financing obligations	3,091,366	3,064,077
Deferred income taxes	18,696	14,939
Self-insurance reserves	443,816	428,569
Other long-term liabilities	133,769	133,111
Commitments and contingencies
Stockholders’ deficit:
Class A common stock, (par $0.001, 1,000,000,000 shares authorized, issued and outstanding - 73,593,732 at March 31, 2016 and December 31, 2015)	74	74
Class B common stock, (par $0.001, 20,000,000 shares authorized, issued and outstanding - 15,511,603 at March 31, 2016 and December 31, 2015)	16	16
Class C common stock, (par $0.001, 150,000,000 shares authorized, issued and outstanding - 64,449,380 at March 31, 2016 and December 31, 2015)	64	64
Additional paid-in-capital	296,948	295,359
Accumulated deficit	(774,641)	(731,602)
Accumulated other comprehensive income (loss)	272	(218)
Total stockholders’ deficit before noncontrolling interests	(477,267)	(436,307)
Noncontrolling interests	(210,956)	(183,080)
Total stockholders' deficit	(688,223)	(619,387)
Total liabilities and stockholders’ deficit	$6,005,750	$6,059,949

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three months ended March 31,
	2016	2015
Net revenues	$1,472,218	$1,343,001
Salaries, wages and benefits	867,717	790,733
Other operating expenses	361,097	312,561
General and administrative costs	48,427	41,533
Provision for losses on accounts receivable	26,493	23,396
Lease expense	37,316	36,419
Depreciation and amortization expense	61,765	59,933
Interest expense	135,181	121,313
Loss on early extinguishment of debt	—	3,234
Investment income	(481)	(416)
Other loss (income)	12	(7,611)
Transaction costs	1,754	86,069
Skilled Healthcare and other loss contingency expense	1,626	—
Equity in net income of unconsolidated affiliates	(763)	(153)
Loss before income tax expense (benefit)	(67,926)	(124,010)
Income tax expense (benefit)	3,064	(5,648)
Loss from continuing operations	(70,990)	(118,362)
(Loss) income from discontinued operations, net of taxes	(38)	112
Net loss	(71,028)	(118,250)
Less net loss attributable to noncontrolling interests	27,989	5,684
Net loss attributable to Genesis Healthcare, Inc.	$(43,039)	$(112,566)
Loss per common share:
Basic and diluted:
Weighted-average shares outstanding for basic and diluted loss from continuing operations per share	89,198	75,234
Basic and diluted net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(0.48)	$(1.50)
(Loss) income from discontinued operations, net of taxes	(0.00)	0.00
Net loss attributable to Genesis Healthcare, Inc.	$(0.48)	$(1.50)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Net loss	$(71,028)	$(118,250)
Net unrealized gain on marketable securities, net of tax	844	572
Comprehensive loss	(70,184)	(117,678)
Less: comprehensive loss attributable to noncontrolling interests	27,635	5,382
Comprehensive loss attributable to Genesis Healthcare, Inc.	$(42,549)	$(112,296)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(71,028)	$(118,250)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash interest and leasing arrangements, net	24,989	23,413
Other non-cash charges and gains, net	12	(7,587)
Share based compensation	1,590	25,373
Depreciation and amortization	61,765	60,077
Provision for losses on accounts receivable	26,493	23,392
Equity in net income of unconsolidated affiliates	(763)	(153)
Provision (benefit) for deferred taxes	4,415	(9,493)
Changes in assets and liabilities:
Accounts receivable	(60,866)	(43,860)
Accounts payable and other accrued expenses and other	37,839	44,606
Net cash provided by (used in) operating activities	24,446	(2,482)
Cash flows from investing activities:
Capital expenditures	(26,243)	(16,721)
Purchases of marketable securities	(13,922)	(15,319)
Proceeds on maturity or sale of marketable securities	13,465	10,158
Net change in restricted cash and equivalents	8,578	(361)
Sale of investment in joint venture	1,010	26,358
Purchases of inpatient assets, net of cash acquired	(778)	—
Sales of inpatient assets	76,373	1,263
Other, net	(366)	912
Net cash provided by investing activities	58,117	6,290
Cash flows from financing activities:
Borrowings under revolving credit facility	224,000	146,500
Repayments under revolving credit facility	(254,000)	(151,000)
Proceeds from issuance of long-term debt	67,872	360,000
Proceeds from tenant improvement draws under lease arrangements	499	95
Repayment of long-term debt	(127,717)	(330,627)
Debt issuance costs	(2,316)	(17,776)
Distributions to noncontrolling interests and stockholders	(240)	(2,840)
Net cash (used in) provided by financing activities	(91,902)	4,352
Net (decrease) increase in cash and cash equivalents	(9,339)	8,160
Cash and cash equivalents:
Beginning of period	61,543	87,548
End of period	$52,204	$95,708
Supplemental cash flow information:
Interest paid	$111,456	$94,948
Net taxes (refunded) paid	(14,180)	5,917
Non-cash financing activities:
Financing obligations	$3,861	$3,682
Assumption of long-term debt	—	326,610

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)General Information

Description of Business

Genesis Healthcare, Inc. is a healthcare services company that through its subsidiaries (collectively, the Company) owns and operates skilled nursing facilities, assisted/senior living facilities and a rehabilitation therapy business.  The Company has an administrative services company that provides a full complement of administrative and consultative services that allows its affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. The Company provides inpatient services through 512 skilled nursing, assisted/senior living and behavioral health centers located in 34 states.  Revenues of the Company’s owned, leased and otherwise consolidated centers constitute approximately 84% of its revenues.

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

The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that “most significantly impact” the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's composition of variable interest entities was not material at March 31, 2016.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q of Regulation S-X and do not include all of the disclosures normally required by U.S. GAAP or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (the SEC) on Form 10-K on March 14, 2016.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Certain prior year amounts have been reclassified to conform to current period presentation, the effect of which was not material. Upon adoption of new accounting guidance, debt issuance costs have been presented as a direct deduction from long-term debt rather than as an other long-term asset in all periods presented.

The Company’s financial position at March 31, 2016 includes the impact of certain significant transactions and events, as disclosed within Note 3 – “Significant Transactions and Events.”

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern, (ASU 2014-15) requiring management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide disclosures in certain circumstances.  ASU 2014-15 is effective for annual and interim periods ending after December 31, 2016.  The Company is still evaluating the effect, if any, ASU 2014-15 will have on its consolidated financial condition and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, (ASU 2016-01), which is intended to improve the recognition and measurement of financial instruments. The new guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted under certain circumstances. The Company is still evaluating the effect, if any, ASU 2016-01 will have on its consolidated financial condition and results of operations.

In February 2016, the FASB issued amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. The guidance is effective for annual and interim periods beginning after December 15, 2018, and will require application of the new guidance at the beginning of the earliest comparable period presented. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition. The adoption of this standard is expected to have a material impact on the Company’s financial position. The Company is still evaluating the impact on its results of operations and does not expect the adoption of this standard to have an impact on liquidity.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (ASU 2016-09), which is intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including:

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted.  The Company is still evaluating the effect, if any, ASU 2016-09 will have on its consolidated financial condition and results of operations.

(2)Certain Significant Risks and Uncertainties

Revenue Sources

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care facilities that utilize its rehabilitation therapy and other services.  The Company’s inpatient services segment derives approximately 79% of its revenue from Medicare and various state Medicaid programs.  The following table depicts the Company’s inpatient services segment revenue by source for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
	2016	2015
Medicare	26%	28%
Medicaid	53%	51%
Insurance	11%	11%
Private and other	10%	10%
Total	100%	100%

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

It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or other governmental initiatives on the Company’s business and the business of the customers served by the Company’s rehabilitation therapy business.  The potential impact of reforms to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, is uncertain at this time.  Also, initiatives among managed care payors, conveners and referring acute care hospital systems to reduce lengths of stay and avoidable hospital admissions and to divert referrals to home health or other community-based care settings could have an adverse impact on the Company’s business. Accordingly, there can be no assurance that the impact of any future healthcare legislation, regulation or actions by participants in the health care continuum will not adversely affect the Company’s business.  There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs.  The Company’s financial condition and results of operations are and will continue to be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

Laws and regulations governing the Medicare and Medicaid programs, and the Company’s business generally, are complex and are often subject to a number of ambiguities in their application and interpretation. The Company believes that it is in substantial compliance with all applicable laws and regulations.  However, from time to time the Company and its affiliates are subject to pending or threatened lawsuits and investigations involving allegations of potential wrongdoing, some of which may be material or involve significant costs to resolve and/or defend against, or may lead to other adverse effects on the Company and its affiliates including, but not limited to, fines, penalties and exclusion from

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

participation in the Medicare and/or Medicaid programs.  The Company’s business is subject to a number of other known and unknown risks and uncertainties, which are discussed in Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on March 14, 2016.

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

Pro forma information

The acquired business contributed net revenues of $152.7 million and net loss of $5.3 million to the Company for the period from February 1, 2015 to March 31, 2015. The unaudited pro forma net effect of the Combination assuming the acquisition occurred as of January 1, 2015 is as follows (in thousands, except per share amounts):

Pro forma
three months ended
March 31, 2015
Revenues	$1,414,289
Loss attributable to Genesis Healthcare, Inc.	(16,317)

Loss per common share:
Basic	$(0.18)
Diluted	$(0.19)

The unaudited pro forma financial data have been derived by combining the historical financial results of the Company and the operations acquired in the Combination for the periods presented. The unaudited results of operations includes transaction and financing costs totaling $84.7 million incurred by both the Company and Skilled in connection with the Combination. These costs have been eliminated from the results of operations for the three months ended March 31, 2015 for purposes of the pro forma financial presentation.

Sale of Kansas ALFs

On January 1, 2016, the Company sold 18 Kansas assisted/senior living facilities acquired in the Combination for $67.0 million.  Of the proceeds received, $54.2 million were used to pay down partially the Real Estate Bridge Loans.  See Note 7 – “Long-Term Debt – Real Estate Bridge Loans.”

Sale of Hospice and Home Health

On March 9, 2016, the Company announced that it had signed an agreement with FC Compassus LLC, a nationwide network of community-based hospice and palliative care programs, to sell its hospice and home health operations for $84 million. Through the asset purchase agreement, the Company retained certain liabilities.  See Note 11 – “Commitments and Contingencies – Legal Proceedings - Creekside Hospice Litigation.”  Certain members of the Company’s board of directors indirectly beneficially hold ownership interests in FC Compassus LLC totaling less than 10% in the aggregate.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Effective May 1, 2016, the Company completed the sale and received $72 million in cash and a $12 million short-term note.  The cash proceeds were used to pay down partially the Company’s Term Loan Facility.  See Note 7 – “Long-Term Debt – Term Loan Facility.”

HUD Insured Loans

On March 31, 2016, the Company closed on the HUD insured financing of ten skilled nursing facilities acquired in the Combination for $67.9 million.  On April 28, 2016, the Company closed on the HUD insured financing of three additional skilled nursing facilities acquired in the Combination for $9.2 million.  The $77.1 million in total proceeds from the financings were used to pay down partially the Real Estate Bridge Loans.  See Note 7 – “Long-Term Debt – Real Estate Bridge Loans.”

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

The computations of basic and diluted EPS are consistent with any potentially dilutive adjustments to the numerator or denominator being anti-dilutive and therefore excluded from the dilutive calculation. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share follows (in thousands, except per share data):

	Three months ended March 31,
	2016	2015
Numerator:
Loss from continuing operations	$(70,990)	$(118,362)
Less: Net loss attributable to noncontrolling interests	(27,989)	(5,684)
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(43,001)	$(112,678)
(Loss) income from discontinued operations, net of taxes	(38)	112
Net loss attributable to Genesis Healthcare, Inc.	$(43,039)	$(112,566)
Denominator:
Weighted average shares outstanding for basic and diluted net loss per share	89,198	75,234
Basic and diluted net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(0.48)	$(1.50)
(Loss) income from discontinued operations, net of taxes	(0.00)	0.00
Net loss attributable to Genesis Healthcare, Inc.	$(0.48)	$(1.50)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following were excluded from net loss attributable to Genesis Healthcare, Inc. and the weighted-average diluted shares computation for the three months ended March 31, 2016 and 2015, as their inclusion would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2016		2015
	Net loss		Net loss
	attributable to		attributable to
	Genesis	Antidilutive	Genesis	Antidilutive
	Healthcare, Inc.	shares	Healthcare, Inc.	shares
Exchange of restricted stock units of noncontrolling interests	$(24,002)	64,461	$(4,217)	41,534
Employee and director unvested restricted stock units	—	(1,868)	—	—

Because the Company is in a net loss position for the three months ended March 31, 2016, the combined impact of the assumed conversion of the approximate 42% noncontrolling interest to common stock and the related tax implications are anti-dilutive to EPS.  As of March 31, 2016 and 2015, there were 64,449,380 units attributed to the noncontrolling interests outstanding.  In addition to the outstanding units attributed to the noncontrolling interests, the conversion of all of those units will result in the issuance of an incremental 11,222 Class A common stock.  On June 3, 2015, the shareholders approved the 2015 Omnibus Equity Incentive Plan, which authorized the grant of 4,116,870 restricted stock units to employees and 178,218 restricted stock units to non-employee directors. On October 26, 2015, an additional 653,130 restricted stock units were granted to employees. There were no grants in the three months ended March 31, 2016.  Because the Company is in a net loss position for the three months ended March 31, 2016, the combined impact of the grants under the 2015 Omnibus Equity Incentive Plan to common stock and the related tax implications are anti-dilutive to EPS.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(5)Segment Information

The Company has three reportable operating segments: (i) inpatient services; (ii) rehabilitation therapy services; and (iii) other services. For additional information on these reportable segments see Note 1 – “General Information – Description of Business.”

A summary of the Company’s segmented revenues follows:

	Three months ended March 31,
	2016		2015		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
Revenues:
Inpatient services:
Skilled nursing facilities	$1,208,433	82.0%	$1,104,990	82.3%	$103,443	9.4%
Assisted/Senior living facilities	30,919	2.1%	33,657	2.5%	(2,738)	(8.1)%
Administration of third party facilities	3,079	0.2%	2,671	0.2%	408	15.3%
Elimination of administrative services	(375)	—%	(501)	—%	126	(25.1)%
Inpatient services, net	1,242,056	84.3%	1,140,817	84.9%	101,239	8.9%

Rehabilitation therapy services:
Total therapy services	285,112	19.4%	263,051	19.6%	22,061	8.4%
Elimination intersegment rehabilitation therapy services	(106,432)	(7.2)%	(105,906)	(7.9)%	(526)	0.5%
Third party rehabilitation therapy services	178,680	12.2%	157,145	11.7%	21,535	13.7%

Other services:
Total other services	56,626	3.8%	52,546	3.9%	4,080	7.8%
Elimination intersegment other services	(5,144)	(0.3)%	(7,507)	(0.6)%	2,363	(31.5)%
Third party other services	51,482	3.5%	45,039	3.4%	6,443	14.3%

Net revenues	$1,472,218	100.0%	$1,343,001	100.0%	$129,217	9.6%

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the Company’s unaudited condensed consolidated statement of operations follows:

	Three months ended March 31, 2016
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$1,242,431	$285,112	$56,524	$102	$(111,951)	$1,472,218
Salaries, wages and benefits	588,902	240,436	38,379	—	—	867,717
Other operating expenses	438,699	20,341	14,008	—	(111,951)	361,097
General and administrative costs	—	—	—	48,427	—	48,427
Provision for losses on accounts receivable	23,345	2,648	546	(46)	—	26,493
Lease expense	36,296	24	530	466	—	37,316
Depreciation and amortization expense	53,839	3,120	314	4,492	—	61,765
Interest expense	108,989	14	16	26,162	—	135,181
Investment income	(458)	—	—	(23)	—	(481)
Other loss	12	—	—	—	—	12
Transaction costs	—	—	—	1,754	—	1,754
Skilled Healthcare and other loss contingency expense	—	—	—	1,626	—	1,626
Equity in net (income) loss of unconsolidated affiliates	(476)	—	—	(636)	349	(763)
(Loss) income before income tax expense	(6,717)	18,529	2,731	(82,120)	(349)	(67,926)
Income tax (benefit) expense	(2,162)	—	—	5,226	—	3,064
(Loss) income from continuing operations	$(4,555)	$18,529	$2,731	$(87,346)	$(349)	$(70,990)

	Three months ended March 31, 2015
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$1,141,318	$263,051	$52,336	$210	$(113,914)	$1,343,001
Salaries, wages and benefits	542,692	214,797	33,244	—	—	790,733
Other operating expenses	396,542	15,399	14,533	—	(113,913)	312,561
General and administrative costs	—	—	—	41,533	—	41,533
Provision for losses on accounts receivable	19,073	3,827	541	(45)	—	23,396
Lease expense	35,528	41	459	391	—	36,419
Depreciation and amortization expense	48,225	2,867	362	8,479	—	59,933
Interest expense	103,654	1	10	17,771	(123)	121,313
Loss on extinguishment of debt	—	—	—	3,234	—	3,234
Investment income	(358)	—	—	(181)	123	(416)
Other income	—	—	—	(7,611)	—	(7,611)
Transaction costs	371	—	—	85,698	—	86,069
Equity in net (income) loss of unconsolidated affiliates	(309)	—	—	(220)	376	(153)
(Loss) income before income tax benefit	(4,100)	26,119	3,187	(148,839)	(377)	(124,010)
Income tax benefit	—	—	—	(5,648)	—	(5,648)
(Loss) income from continuing operations	$(4,100)	$26,119	$3,187	$(143,191)	$(377)	$(118,362)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the segment assets as of March 31, 2016 compared to December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Inpatient services	$5,342,821	$5,437,518
Rehabilitation services	452,814	442,969
Other services	93,197	91,775
Corporate and eliminations	116,918	87,687
Total assets	$6,005,750	$6,059,949

The following table presents segment goodwill as of March 31, 2016 compared to December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Inpatient services	$357,649	$357,649
Rehabilitation services	73,814	73,098
Other services	39,272	39,272
Total goodwill	$470,735	$470,019

(6)Property and Equipment

Property and equipment consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Land, buildings and improvements	$649,581	$714,766
Capital lease land, buildings and improvements	905,855	903,977
Financing obligation land, buildings and improvements	2,654,835	2,644,307
Equipment, furniture and fixtures	438,366	436,300
Construction in progress	26,328	24,665
Gross property and equipment	4,674,965	4,724,015
Less: accumulated depreciation	(693,086)	(638,768)
Net property and equipment	$3,981,879	$4,085,247

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(7)Long-Term Debt

Long-term debt at March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Revolving credit facilities, net of debt issuance costs of $9,626 at March 31, 2016 and $10,254 at December 31, 2015	$323,374	$352,746
Term loan facility, net of original issue discount of $6,500 at March 31, 2016 and $7,475 at December 31, 2015, and net of debt issuance costs of $8,808 at March 31, 2016 and $10,129 at December 31, 2015	210,134	210,842
Real estate bridge loans, net of debt issuance costs of $7,628 at March 31, 2016 and $9,567 at December 31, 2015	364,433	484,533
HUD insured loans, net of debt issuance costs of $3,646 at March 31, 2016 and $1,395 at December 31, 2015	171,379	106,250
Mortgages and other secured debt (recourse)	13,770	13,934
Mortgages and other secured debt (non-recourse), net of debt issuance costs of $165 at March 31, 2016 and $176 at December 31, 2015	30,045	30,331
	1,113,135	1,198,636
Less: Current installments of long-term debt	(8,113)	(12,477)
Long-term debt	$1,105,022	$1,186,159

Revolving Credit Facilities

The Company’s revolving credit facilities (the Revolving Credit Facilities) consist of a senior secured, asset-based revolving credit facility of up to $550 million under three separate tranches:  Tranche A-1, Tranche A-2 and FILO Tranche.  Interest accrues at a per annum rate equal to either (x) a base rate (calculated as the highest of the (i) prime rate, (ii) the federal funds rate plus 3.00%, or (iii) LIBOR plus the excess of the applicable margin between LIBOR loans and base rate loans) plus an applicable margin or (y) LIBOR plus an applicable margin.  The applicable margin is based on the level of commitments for all three tranches, and in regards to LIBOR loans (i) for Tranche A-1 ranges from 3.25% to 2.75%; (ii) for Tranche A-2 ranges from 3.00% to 2.50%; and (iii) for FILO Tranche is 5.00%.  The Revolving Credit Facilities mature on February 2, 2020, provided that if the Term Loan Facility (defined below), the Skilled Real Estate Bridge Loan (defined below) or the Revera Real Estate Bridge Loan (defined below) is not refinanced with longer term debt or their terms not extended prior to their extension option maturities of December 4, 2017, August 27, 2017 and May 29, 2018, respectively, the Revolving Credit Facilities will mature 90 days prior to such maturity date, as applicable.  Borrowing levels under the Revolving Credit Facilities are limited to a borrowing base that is computed based upon the level of the Company’s eligible accounts receivable, as defined.  In addition to paying interest on the outstanding principal borrowed under the Revolving Credit Facilities, the Company is required to pay a commitment fee to the lenders for any unutilized commitments.  The commitment fee rate ranges from 0.375% per annum to 0.50% depending upon the level of unused commitment.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Borrowings and interest rates under the three tranches were as follows at March 31, 2016 (dollars in thousands):

		Weighted
		Average
Revolving credit facility	Borrowings	Interest
FILO tranche	$25,000	5.87%
Tranche A-1	233,000	3.94%
Tranche A-2	75,000	3.62%
	$333,000	4.01%

As of March 31, 2016, the Company had a total borrowing base capacity of $544.1 million with outstanding borrowings under the Revolving Credit Facilities of $333.0 million and $68.2 million of drawn letters of credit securing insurance and lease obligations, leaving the Company with approximately $142.9 million of available borrowing capacity under the Revolving Credit Facilities.

Term Loan Facility

The five-year term loan facility (Term Loan Facility) is secured by a first priority lien on the membership interests in the Company and on substantially all of the Company’s and its subsidiaries’ assets other than collateral held on a first priority basis by the Revolving Credit Facilities lender.  Borrowings under the Term Loan Facility bear interest at a rate per annum equal to the applicable margin plus, at the Company’s option, either (x) LIBOR or (y) a base rate determined by reference to the highest of (i) the lender defined prime rate, (ii) the federal funds rate effective plus one half of one percent and (iii) LIBOR described in subclause (x) plus 1.0%.  LIBOR based loans are subject to an interest rate floor of 1.5% and base rate loans are subject to a floor of 2.5%.  The Term Loan Facility matures on the earliest of (i) December 4, 2017 and (ii) 90-days prior to the maturity of the Skilled Real Estate Bridge Loan, including extensions.  As of March 31, 2016, the Term Loan Facility had an outstanding principal balance of $225.4 million.  Base rate borrowings under the Term Loan Facility bore interest of approximately 11.0% at March 31, 2016.  One-month LIBOR borrowings under the Term Loan Facility bore interest of approximately 10.0% at March 31, 2016.

Principal payments for the three months ended March 31, 2016 were $3.0 million.  The Term Loan Facility amortizes at a rate of 5% per annum.  The lenders have the right to elect ratable principal payments or defer principal recoupment until the end of the term. In connection with the sale of the Company’s hospice and home health business effective May 1, 2016, the Company used the $72 million in cash proceeds to pay down partially the Company’s Term Loan Facility.  See Note 3 – “Significant Transactions and Events – Sale of Hospice and Home Health.”

Real Estate Bridge Loans

In connection with the Combination on February 2, 2015, the Company entered into a $360.0 million real estate bridge loan (the Skilled Real Estate Bridge Loan), which is secured by a mortgage lien on the real property of 67 facilities and a second lien on certain receivables of the operators of such facilities.  The Skilled Real Estate Bridge Loan is subject to a 24-month term with two extension options of 90-days each and accrues interest at a rate equal to LIBOR, plus 6.75%, plus an additional margin that ranges up to 7.00% based on the aggregate number of days the Skilled Real Estate Bridge Loan is outstanding.  The interest rate is also subject to a LIBOR interest rate floor of 0.5%.  The Skilled Real Estate Bridge Loan bore interest of 10.75% at March 31, 2016.  The Skilled Real Estate Bridge Loan is subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and / or refinance of the underlying facilities such net proceeds are required to be used to repay the outstanding principal balance of the Skilled Real Estate Bridge Loan.   The proceeds of the Skilled Real Estate Bridge Loan were used to repay Skilled’s first lien senior secured term loan, repay Skilled’s mortgage loans and asset based revolving credit facility with MidCap Financial with excess proceeds used to fund direct costs of the Combination with the Company.  The Skilled Real Estate Bridge Loan has an outstanding principal balance of $238.0 million at March 31, 2016.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In connection with the acquisition of 19 skilled nursing facilities on December 1, 2015 from Revera Assisted Living, Inc. (Revera), the Company entered into a $134.1 million real estate bridge loan (the Revera Real Estate Bridge Loan and, together with the Skilled Real Estate Bridge Loan, the Real Estate Bridge Loans), which is secured by a mortgage lien on the real property of 15 facilities and a second lien on certain receivables of the operators of such facilities.  The Revera Real Estate Bridge Loan is subject to a 24-month term with two extension options of 90-days each and accrues interest at a rate equal to LIBOR, plus 6.75%, plus an additional margin that ranges up to 7.00% based on the aggregate number of days the Revera Real Estate Bridge Loan is outstanding, plus 0.25% multiplied by the result of dividing the number of percentage points by which the loan-to-value ratio, defined as the ratio, expressed as a percentage, of (i) the outstanding principal balance to (ii) the total appraised value of the facilities as of the closing date, exceeds 75% by five.  The interest rate is also subject to a LIBOR interest rate floor of 0.5%.  The Revera Real Estate Bridge Loan bore interest of 8.00% at March 31, 2016.  The Revera Real Estate Bridge Loan is subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and / or refinance of the underlying facilities such net proceeds are required to be used to repay the outstanding principal balance of the Revera Real Estate Bridge Loan.  The proceeds of the Revera Real Estate Bridge Loan were used to finance the acquisition of 15 Revera facilities.  The Revera Real Estate Bridge Loan has an outstanding principal balance of $134.1 million at March 31, 2016.

HUD Insured Loans

As of March 31, 2016, the Company has 21 skilled nursing facility loans insured by the U.S. Department of Housing and Urban Development (HUD). The HUD insured loans have an original amortization term of 30 to 35 years. As of March 31, 2016, the Company has HUD insured loans with a combined aggregate principal balance of $175.0 million, including a $14.4 million debt premium on 10 skilled nursing facility loans established in purchase accounting in connection with the Combination.

These loans have an average remaining term of 32 years with fixed interest rates ranging from 3.4% to 4.6% and a weighted average interest rate of 3.9%. Depending on the mortgage agreement, prepayments are generally allowed only after 12 months from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required. Any further HUD insured loans will require additional HUD approval.

All HUD insured loans are non-recourse loans to the Company. All loans are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of March 31, 2016, the Company has total escrow reserve funds of $9.8 million with the loan servicer that are reported within prepaid expenses.

Other Debt

Mortgages and other secured debt (recourse). The Company carries mortgage loans and notes payable on certain of its corporate office buildings and other acquired assets.  The loans are secured by the underlying real property and have fixed or variable rates of interest ranging from 1.9% to 6.0% at March 31, 2016, with maturity dates ranging from 2018 to 2020.

Mortgages and other secured debt (non-recourse). Loans are carried by certain of the Company’s consolidated joint ventures.  The loans consist principally of revenue bonds and secured bank loans.  Loans are secured by the underlying real and personal property of individual facilities and have fixed or variable rates of interest ranging from 2.5% to 22.2% at March 31, 2016, with maturity dates ranging from 2018 to 2034.  Loans are labeled “non-recourse” because neither the Company nor any of its wholly owned subsidiaries is obligated to perform under the respective loan agreements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Debt Covenants

The Revolving Credit Facilities, the Term Loan Facility, the Skilled Real Estate Bridge Loan and the Revera Real Estate Bridge Loan (collectively, the Credit Facilities) each contain a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company and its subsidiaries.  The Credit Facilities also require the Company to meet defined financial covenants, including interest coverage ratio, a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, all as defined in the applicable agreements.  The Credit Facilities also contain other customary covenants and events of default and cross default.  At March 31, 2016, the Company was in compliance with its covenants.

The Company’s ability to maintain compliance with its debt covenants depends in part on management’s ability to increase revenue and control costs.  Due to continuing changes in the healthcare industry, as well as the uncertainty with respect to changing referral patterns, patient mix, and reimbursement rates, it is likely that future operating performance may not generate sufficient operating results to maintain compliance with its quarterly debt covenant compliance requirements in the near term. Should the Company fail to comply with its debt covenants at a future measurement date, it would be in default under certain of its existing credit agreements.

As of March 31, 2016, considering the combination of scheduled debt maturities or accelerated maturity features in other debt agreements, the Company has $581.1 million in debt obligations due in the next two years. The liquidity and financial condition of the Company will be adversely impacted in the event these obligations cannot be extended or refinanced prior to their scheduled or accelerated maturity dates.

The maturity of total debt of $1,113.1 million at March 31, 2016 is as follows (in thousands):

Twelve months ended March 31,
2017	$8,113
2018	572,979
2019	22,421
2020	335,052
2021	5,421
Thereafter	169,149
Total debt maturity	$1,113,135

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(8)Leases and Lease Commitments

The Company leases certain facilities under capital and operating leases.  Future minimum payments for the next five years and thereafter under such leases at March 31, 2016 are as follows (in thousands):

Twelve months ended March 31,	Capital Leases	Operating Leases
2017	$94,211	$141,560
2018	99,539	137,281
2019	97,592	133,700
2020	100,048	131,589
2021	102,501	123,480
Thereafter	3,342,845	239,590
Total future minimum lease payments	3,836,736	$907,200
Less amount representing interest	(2,778,005)
Capital lease obligation	1,058,731
Less current portion	(1,847)
Long-term capital lease obligation	$1,056,884

Capital Lease Obligations

The capital lease obligations represent the present value of minimum lease payments under such capital lease and cease use arrangements and bear imputed interest at rates ranging from 3.5% to 12.8% at March 31, 2016, and mature at dates ranging from 2016 to 2047.

Deferred Lease Balances

At March 31, 2016 and December 31, 2015, the Company had $52.6 million and $54.7 million, respectively, of favorable leases net of accumulated amortization, included in identifiable intangible assets, and $33.9 million and $35.5 million, respectively, of unfavorable leases net of accumulated amortization included in other long-term liabilities on the consolidated balance sheet.  Favorable and unfavorable lease assets and liabilities arise through the acquisition of leases in place that requires those contracts be recorded at their then fair value.  The fair value of a lease is determined through a comparison of the actual rental rate with rental rates prevalent for similar assets in similar markets.  A favorable lease asset to the Company represents a rental stream that is below market, and conversely an unfavorable lease is one with cost above market rates.  These assets and liabilities amortize as lease expense over the remaining term of the respective leases on a straight-line basis.  At March 31, 2016 and December 31, 2015, the Company had $28.3 million and $27.3 million, respectively, of deferred straight-line rent balances included in other long-term liabilities on the consolidated balance sheet.

Lease Covenants

Certain lease agreements contain a number of restrictive covenants that, among other things and subject to certain exceptions, impose operating and financial restrictions on the Company and its subsidiaries.  These leases also require the Company to meet defined financial covenants, including a minimum level of consolidated liquidity, a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage.  At March 31, 2016, the Company was in compliance with its covenants under its lease arrangements.

The Company’s ability to maintain compliance with its lease covenants depends in part on management’s ability to increase revenue and control costs.  Due to continuing changes in the healthcare industry, as well as the uncertainty with respect to changing referral patterns, patient mix, and reimbursement rates, it is possible that future operating

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

performance may not generate sufficient operating results to maintain compliance with its quarterly lease covenant compliance requirements. Should the Company fail to comply with its lease covenants at a future measurement date, it would be in default under certain of its existing lease agreements.

(9)Financing Obligation

Future minimum payments for the next five years and thereafter under leases classified as financing obligations at March 31, 2016 are as follows (in thousands):

Twelve months ended March 31,
2017	$277,805
2018	285,744
2019	293,908
2020	302,310
2021	310,945
Thereafter	9,841,789
Total future minimum lease payments	11,312,501
Less amount representing interest	(8,219,905)
Financing obligations	$3,092,596
Less current portion	(1,230)
Long-term financing obligations	$3,091,366

(10)Income Taxes

The Company effectively owns 58% of FC-GEN, an entity taxed as a partnership for U.S. income tax purposes.  This is the Company’s only source of taxable income.  FC-GEN is subject to income taxes in several U.S. state and local jurisdictions.  The income taxes assessed by these jurisdictions are included in the Company’s tax provision, but at its 58% ownership of FC-GEN.

For the three months ended March 31, 2016, the Company recorded an income tax expense of $3.1 million from continuing operations, representing an effective tax rate of (4.5)%, compared to an income tax benefit of $5.6 million from continuing operations, representing an effective tax rate of 4.6%, for the same period in 2015.

The decrease in the effective tax rate is attributable to the full valuation allowance against the Company’s deferred tax assets, excluding the Company’s deferred tax asset on its Bermuda captive insurance company’s discounted unpaid loss reserve.  On December 31, 2015, in assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard, management determined that the Company would not realize its deferred tax assets and established a valuation allowance against the deferred tax assets.  As of March 31, 2016, management has determined that the valuation allowance is still necessary.

Beginning with the fourth quarter of 2014, the Company initiated rehabilitation therapy services within the People’s Republic of China.  In this quarter ended March 31, 2016, the Company initiated rehabilitation therapy services within Hong Kong.  At March 31, 2016, these business operations remain in their respective startup stage.  Management does not anticipate these operations will generate taxable income in the near term.  The operations currently do not have a material effect on the Company’s effective tax rate.

Exchange Rights and Tax Receivable Agreement

Following the Combination, the owners of FC-GEN will have the right to exchange their membership interests in FC-GEN for shares of Class A Common Stock of the Company or cash, at the Company’s option.  As a result of such

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

exchanges, the Company’s membership interest in FC-GEN will increase and its purchase price will be reflected in its share of the tax basis of FC-GEN’s tangible and intangible assets.  Any resulting increases in tax basis are likely to increase tax depreciation and amortization deductions and, therefore, reduce the amount of income tax the Company would otherwise be required to pay in the future.  Any such increase would also decrease gain (or increase loss) on future dispositions of the affected assets.  There have been no exchanges for the quarters ended March 31, 2016 and 2015, respectively.

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

Payments generally are due under the TRA within a specified period of time following the filing of FC-GEN’s U.S. federal and state income tax return for the taxable year with respect to which the payment obligation arises.  Payments under the TRA generally will be based on the tax reporting positions that FC-GEN will determine.  Although FC-GEN does not expect the Internal Revenue Service (IRS) to challenge the Company’s tax reporting positions, FC-GEN will not be reimbursed for any overpayments previously made under the TRA, but any overpayments will reduce future

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

payments.  As a result, in certain circumstances, payments could be made under the TRA in excess of the benefits that FC-GEN actually realizes in respect of the tax attributes subject to the TRA.

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

The reserves for loss for workers’ compensation risks are discounted based on actuarial estimates of claim payment patterns using a discount rate of approximately 1% for each policy period presented. The discount rate for the current policy year is 0.97%. The discount rates are based upon the risk-free rate for the appropriate duration for the respective policy year. The removal of discounting would have resulted in an increased reserve for workers’ compensation risks of

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

$8.8 million and $8.6 million as of March 31, 2016 and December 31, 2015, respectively. The reserves for general and professional liability are recorded on an undiscounted basis.

For the three months ended March 31, 2016 and 2015, the provision for general and professional liability risk totaled $34.9 million and $26.2 million, respectively.  The reserves for general and professional liability were $381.7 million and $371.6 million as of March 31, 2016 and December 31, 2015, respectively.

For the three months ended March 31, 2016 and 2015, the provision for workers’ compensation risk totaled $18.1 million and $18.0 million, respectively.  The reserves for workers’ compensation risks were $228.9 million and $223.7 million as of March 31, 2016 and December 31, 2015, respectively.

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

Legal Proceedings

The Company and certain of its subsidiaries are involved in various litigation and regulatory investigations arising in the ordinary course of business. While there can be no assurance, based on the Company’s evaluation of information currently available, with the exception of the specific matters noted below, management does not believe the results of such litigation and regulatory investigations would have a material adverse effect on the results of operations, financial position or cash flows of the Company. However, the Company’s assessment of materiality may be affected by limited information (particularly in the early stages of government investigations). Accordingly, the Company’s assessment of materiality may change in the future based upon availability of discovery and further developments in the proceedings at issue. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.

From time to time the Company may enter into confidential discussions regarding the potential settlement of pending investigations or litigation. There are a variety of factors that influence the Company’s decisions to settle and the amount it may choose to pay, including the strength of the Company’s case, developments in the investigation or litigation, the behavior of other interested parties, the demand on management time and the possible distraction of the Company’s employees associated with the case and/or the possibility that the Company may be subject to an injunction or other equitable remedy. The settlement of any pending investigation, litigation or other proceedings could require the Company to make substantial settlement payments and result in its incurring substantial costs.

Creekside Hospice Litigation

On August 2, 2013, the United States Attorney for the District of Nevada and the Civil Division of the U.S. Department of Justice (the DOJ) informed the Company that its Civil Division was investigating Skilled, as well as its subsidiary, Creekside Hospice II, LLC, for possible violations of federal and state healthcare fraud and abuse laws and regulations (the Creekside Hospice Litigation). Those laws could have included the federal False Claims Act (FCA) and the Nevada False Claims Act (NFCA). The FCA provides for civil and administrative fines and penalties, plus treble damages. The NFCA provides for similar fines and penalties, including treble damages. Violations of those federal or state laws could also subject the Company and/or its subsidiaries to exclusion from participation in the Medicare and Medicaid programs. Any damages, fines, penalties, other sanctions and costs that the Company may incur as a result of

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

any federal or state suit could be significant and could have a material and adverse effect on its results of operations and financial condition.

On or about August 6, 2014, in relation to the investigation the DOJ filed a notice of intervention in two pending qui tam proceedings filed by private party relators under the FCA and the NFCA and advised that it intends to take over the actions. The DOJ filed its complaint in intervention on November 25, 2014, against Creekside, Skilled Healthcare Group, Inc., and Skilled Healthcare, LLC, asserting, among other things, that certain claims for hospice services provided by Creekside in the time period 2010 to 2013 did not meet Medicare requirements for reimbursement and are in violation of the civil False Claims Act.  The DOJ is pursuing False Claims Act and federal common law claims remedies in an unspecified amount, with a request to treble provable damages and impose penalties per proved false claim in the amount ranging from $5,500 to $11,000 per claim, as applicable.

The Company has had discussions with the DOJ regarding this matter and the Therapy Matters Investigation (defined below), the Staffing Matters Investigation (defined below) and the SunDance Part B Therapy Matter (defined below).  While the Company denies the allegations and will vigorously defend this action, including any portion of the action that the private party relators may continue to pursue, the Company has accrued a combined $39.1 million as a contingent liability in connection with those four matters. However, it could ultimately cost more than that amount to settle or otherwise resolve the matter(s), including to satisfy any judgment that might be rendered against the Company or Creekside Hospice if the litigation defense were ultimately unsuccessful.

Therapy Matters Investigation

In February 2015, representatives of the DOJ informed the Company that they are investigating and may pursue legal action against the Company and certain of its subsidiaries including Hallmark Rehabilitation GP, LLC for alleged violations of the federal and state healthcare fraud and abuse laws and regulations related to the provision of therapy services at certain Skilled facilities from 2005 through 2013 (the Therapy Matters Investigation). These laws could include the FCA and similar state laws. As noted above, the FCA provides for civil and administrative fines and penalties, including civil fines ranging from $5,500 to $11,000 per claim plus treble damages. Applicable state laws provide for similar penalties. Violations of these federal or state laws could also subject the Company and/or its subsidiaries to exclusion from participation in the Medicare and Medicaid programs. Any damages, fines, penalties, other sanctions and costs that the Company may incur as a result of any federal and/or state suit could be significant and could have a material and adverse effect on its results of operations and financial condition. As noted above, the Company has had discussions with the DOJ regarding this matter, the Creekside Hospice Litigation, the Staffing Matters Investigation and the SunDance Part B Therapy Matter.  The Company has accrued a combined $39.1 million as a contingent liability in connection with those four matters.  However, it could ultimately cost more than that amount to settle or otherwise resolve the matter(s), including to satisfy any judgment that might be rendered against the Company if legal proceedings are commenced. At this time, the Company cannot predict what additional effect, if any, the investigation or any potential claims arising under applicable federal or state laws and regulations could have on the Company. While the Company will continue to cooperate with the government’s investigation of the matter, the Company intends to vigorously defend against any legal action that may be brought in the matter.

Staffing Matters Investigation

On February 10, 2015, the DOJ informed the Company that it intends to pursue legal action against the Company and certain of its subsidiaries related to staffing and certain quality of care allegations related to the issues adjudicated against the Company and those subsidiaries in a previously disclosed class action lawsuit that Skilled settled in 2010 (the Staffing Matters Investigation). The laws under which the DOJ could seek to pursue legal action could include the FCA and similar state laws. As noted above, violations of the FCA or similar state laws and regulations could subject the Company and/or its subsidiaries to severe monetary and other penalties and remedies. Any damages, fines, penalties, other sanctions and costs that the Company may incur as a result of any federal or state suit could be significant and

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

could have a material and adverse effect on its results of operations and financial condition. As noted above, the Company has had discussions with the DOJ regarding this matter, the Creekside Hospice Litigation, the Therapy Matters Investigation, and the SunDance Part B Therapy Matter.  The Company has accrued a combined $39.1 million as a contingent liability in connection with those four matters.  However, it could ultimately cost more than that amount to settle or otherwise resolve the matter(s), including to satisfy any judgment that might be rendered against the Company if legal proceedings are commenced.   At this time, the Company cannot predict what additional effect, if any, the investigation or any potential claims arising under applicable federal or state laws and regulations could have on the Company. While the Company will continue to cooperate with the government's evaluation of the matter, the Company intends to vigorously defend against any legal action that may be brought in the matter.

SunDance Part B Therapy Matter

SunDance Rehabilitation Corp. (SunDance) operates an outpatient agency licensed to provide Medicare Part B therapy services at assisted/senior living facilities in Georgia and is a party to a qui tam proceeding that was filed by a private party relator under the FCA.  No SunDance agencies outside of Georgia are part of the qui tam proceeding. The Civil Division of the United States Attorney's Office for the District of Georgia has recently filed a notice of intervention in this matter.  It is believed that when filed, the complaint in intervention may assert, among other things, that certain claims for therapy services provided by SunDance to certain Georgia facilities from the time period 2008 to 2012 did not meet Medicare requirements for reimbursement and are in violation of the FCA.  As noted above, the Company has had discussions with the DOJ regarding this matter, the Creekside Hospice Litigation, the Therapy Matters Investigation, and the Staffing Matters Investigation.  While the Company denies the allegations and will vigorously defend this action, including any portion of the action that the private party relators may continue to pursue, the Company has accrued a combined $39.l million as a contingent liability in connection with those four matters. However, it could ultimately cost more than that amount to settle or otherwise resolve the matter(s), including to satisfy any judgment that might be rendered against the Company or SunDance if the litigation defense were ultimately unsuccessful.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The tables below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$52,204	$52,204	$—	$—
Restricted cash and equivalents	25,120	25,120	—	—
Restricted investments in marketable securities	165,731	165,731	—	—
Total	$243,055	$243,055	$—	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$61,543	$61,543	$—	$—
Restricted cash and equivalents	34,370	34,370	—	—
Restricted investments in marketable securities	163,757	163,757	—	—
Total	$259,670	$259,670	$—	$—

The Company places its cash and equivalents and restricted investments in marketable securities in quality financial instruments and limits the amount invested in any one institution or in any one type of instrument.  The Company has not experienced any significant losses on such investments.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Debt Instruments

The table below shows the carrying amounts and estimated fair values of the Company’s primary long-term debt instruments:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facilities	$323,374	$323,374	$352,746	$352,746
Term loan facility	210,134	203,370	210,842	210,271
Real estate bridge loans	364,433	364,433	484,533	484,533
HUD insured loans	171,379	167,837	106,250	106,250
Mortgages and other secured debt (recourse)	13,770	13,770	13,934	13,934
Mortgages and other secured debt (non-recourse)	30,045	30,045	30,331	30,331
	$1,113,135	$1,102,829	$1,198,636	$1,198,065

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

The following table presents the Company’s hierarchy for nonfinancial assets measured at fair value on a non-recurring basis (in thousands):

		Impairment Charges -
	Carrying Value	Three months ended
	March 31, 2016	March 31, 2016
Assets:
Property and equipment, net	$3,981,879	$—
Goodwill	470,735	—
Intangible assets	203,080	—

		Impairment Charges -
	Carrying Value	Three months ended
	December 31, 2015	March 31, 2015
Assets:
Property and equipment, net	$4,085,247	$—
Goodwill	470,019	—
Intangible assets	209,967	—

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition as of the dates and for the periods presented and should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q. As used in this MD&A, the words “we,” “our,” “us” and the “Company,” and similar terms, refer collectively to Genesis Healthcare, Inc. and its wholly-owned subsidiaries, unless the context requires otherwise. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the financial information and MD&A contained in the our Annual Report (defined below).

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than  statements or characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” “pursue,” “plans” or “prospect,” or the negative or other variations thereof or comparable terminology. They include, but are not limited to, statements about the Company’s expectations and beliefs regarding its future operations and financial performance. Historical results may not indicate future performance. Our forward-looking statements are based on current expectations and projections about future events, and there can be no assurance that they will be achieved or occur, in whole or in part, in the timeframes anticipated by the Company or at all. Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified and, consequently, the actual performance of the Company may differ materially from that expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, particularly in Item 1A, “Risk Factors,” which was filed with the SEC on March 14, 2016 (the Annual Report), as well as others that are discussed in this Form 10-Q, including in Part II, Item 1A, “Risk Factors.” These risks and uncertainties could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. Our business is also subject to the risks that affect many other companies, such as employment relations, natural disasters, general economic conditions and geopolitical events. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price. Any forward-looking statements contained herein are made only as of the date of this report. The Company disclaims any obligation to update the forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements.

Business Overview

Genesis is a healthcare services company that through its subsidiaries owns and operates skilled nursing facilities, assisted living facilities, hospices, home health providers and a rehabilitation therapy business.  We have an administrative services company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services.  We provide inpatient services through 512 skilled nursing, senior/assisted living and behavioral health centers located in 34 states.  Revenues of our owned, leased and otherwise consolidated centers constitute approximately 84% of our revenues.

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

Sale of Kansas ALFs

On January 1, 2016, we sold 18 Kansas assisted/senior living facilities acquired in the Combination for $67.0 million.  .  Of the proceeds received, $54.2 million were used to pay down partially the Real Estate Bridge Loans.  See Note 7 – “Long-Term Debt – Real Estate Bridge Loans.”

Sale of Hospice and Home Health

On March 9, 2016, we announced that we had signed an agreement with FC Compassus LLC, a nationwide network of community-based hospice and palliative care programs, to sell its hospice and home health operations for $84 million. Through the asset purchase agreement, we retained certain liabilities.  See Note 11 – “Commitments and Contingencies – Legal Proceedings - Creekside Hospice Litigation.”  Certain members of our board of directors indirectly beneficially hold ownership interests in FC Compassus LLC totaling less than 10% in the aggregate.

Effective May 1, 2016, we completed the sale and received $72 million in cash and a $12 million short-term note.  The cash proceeds were used to pay down partially our Term Loan Facility.  See Note 7 – “Long-Term Debt – Term Loan Facility.”

HUD Insured Loans

On March 31, 2016, we closed on the HUD insured financing of ten skilled nursing facilities acquired in the Combination for $67.9 million.  On April 28, 2016, we closed on the HUD insured financing of three additional skilled nursing facilities acquired in the Combination for $9.2 million.  The $77.1 million in total proceeds from the financings were used to pay down partially the Real Estate Bridge Loans.  See Note 7 – “Long-Term Debt – Real Estate Bridge Loans.”

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern, (ASU 2014-15) requiring management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide disclosures in certain circumstances.  ASU 2014-15 is effective for annual and interim periods ending after December 31, 2016.  We are still evaluating the effect, if any, ASU 2014-15 will have on our consolidated financial condition and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, (ASU 2016-01), which is intended to improve the recognition and measurement of financial instruments. The new guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted under certain circumstances. We are still evaluating the effect, if any, ASU 2016-01 will have on our consolidated financial condition and results of operations.

In February 2016, the FASB issued amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. The guidance is effective for annual and interim periods beginning after December 15, 2018, and will require application of the new guidance at the beginning of the earliest comparable period presented. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition. The adoption of this standard is expected to have a material impact on our financial position. We are still evaluating the impact on our results of operations and does not expect the adoption of this standard to have an impact on liquidity.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (ASU 2016-09), which is intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted.  We are still evaluating the effect, if any, ASU 2016-09 will have on our consolidated financial condition and results of operations.

Industry Trends

Healthcare Reform Initiatives

Many provisions within the Patient Protection and Affordable Care Act of 2010 (PPACA) have had an impact, or could in the future impact, our business. The expansive potential impact of the PPACA is discussed in Item 1, “Business” and Item 1A, “Risk Factors” in our Annual Report and in Part II, “Other Information”, Item 1A, “Risk Factors” in this Form 10-Q.

We believe we are transforming our business and operations for success in a post-healthcare reform environment.  As healthcare reform continues to be implemented, we believe post-acute healthcare providers who provide quality diversified care, have density and strong reputations in local markets, have good relationships with acute care hospitals and payors and operate with scale will have a competitive advantage in an episodic payment environment.  We believe our previously described organic and strategic growth strategies should position us to become a valuable partner to acute care hospitals and managed care organizations that are seeking to increase care coordination, reduce lengths of stay and hospital readmissions, more effectively manage healthcare costs and develop new care delivery and payment models.

As the industry and its regulators engage in this new environment, we are positioning ourselves to adapt to changes that are ultimately made to the delivery system:

•

Medicare Shared Savings Program (MSSP) – Effective January 1, 2016, we entered Genesis Physician Services (GPS), our physician services subsidiary, into the MSSP.  While beneficiary attribution is retrospective, preliminary data show that we are managing approximately 15,000 Medicare fee for service beneficiaries with annualized Medicare spending of more than $800 million. While these numbers are subject to modification and will not be reconciled by the Centers for Medicare and Medicaid Services (CMS) until mid-2017, we have received sufficient benchmark data to measure and monitor performance in this program beginning in the third quarter of this year. The gain share track requires us to save at least approximately three percent of the total Medicare spend under management in order to share in up to 50 percent of the savings with CMS predicated upon achieving certain quality initiatives.  Once the savings hurdle has been reached, Genesis begins sharing based on the first dollar of savings.

•

Bundled Payments for Care Improvement (BPCI) – Participation success is determined retrospectively given the lack of available historical data around the bundles, however, we have received two quarterly reconciliations in early 2016 representing the second and third fiscal quarters of 2015.  The reconciliations for the second quarter of 2015 and the results for three centers were not significant.  The reconciliation for the third quarter of 2015 represented 13 facilities and netted a positive $0.5 million.  We expect to receive the reconciliation from the fourth quarter of 2015 in July 2016 and believe we will continue to see positive outcomes for that quarter.

•

Comprehensive Care for Joint Replacement (CJR) – On April 1, 2016, the CJR Program went into effect in 67 metropolitan statistical areas (MSAs) throughout the country. We have approximately 100 facilities in roughly 22 of those MSAs.  While the program was recently enacted, we have already experienced a significant decline from this class of DRGs from recent years primarily due to the proliferation of Accountable Care Organizations (ACOs) and the BPCI program resulting from the PPACA.  For the 2009-2012 period compared to the average number of CJR cases coming to our facilities in key states in 2014, we have already experienced a 29% decrease in applicable CJR type admissions.  There were several states that saw slight increases, but many averaged decreases between 13% - 65%.  Moreover, in studying our 32 facilities in the model 3 BPCI program from 2009-2012 compared to 2015, we have observed a decrease of nearly 16% in total CJR type admissions.

•

Vitality to You – We continue to make great progress with our new Vitality to You service offering that extends our rehabilitation therapy services into the community.  Vitality to You now cares for approximately 1,615 patients per day, growing 47% since February 2015.

Key Financial Performance Indicators

In order to assess our financial performance between periods, we evaluate certain key performance indicators for each of our operating segments separately for the periods presented.  Results and statistics presented in the Key Performance Indicators may not be comparable period-over-period due to the impact of acquisitions and dispositions, or the impact of new and lost therapy contracts.

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

“EBITDAR” is defined as net income or loss before depreciation and amortization expense, interest expense, lease expense, loss (gain) on extinguishment of debt, other (income) loss, transaction costs, long-lived asset impairment, Skilled Healthcare and other loss contingency expense, income tax expense (benefit) and loss from discontinued operations, net of taxes. See “Reasons for Non-GAAP Financial Disclosure” for an explanation of the adjustments and a description of our uses of, and the limitations associated with non-GAAP measures.

“Insurance” refers collectively to commercial insurance and managed care payor sources, but does not include managed care payors serving Medicaid residents, which are included in the Medicaid category;

“Occupancy Percentage” is measured as the percentage of Actual Patient Days relative to the Available Patient Days;

“Skilled Mix” refers collectively to Medicare and Insurance payor sources.

“Therapist Efficiency” is computed by dividing billable labor minutes related to patient care by total labor minutes for the period.

Key performance indicators for our businesses are set forth below, followed by a comparison and analysis of our financial results:

	Three months ended March 31,
	2016	2015
	(In thousands)
Financial Results
Net revenues	$1,472,218	$1,343,001
EBITDAR	169,728	175,347
EBITDA	132,412	138,928
Adjusted EBITDAR	178,351	177,803
Adjusted EBITDA	53,534	60,425

INPATIENT SEGMENT:

	Three months ended March 31,
	2016	2015
Occupancy Statistics - Inpatient
Available licensed beds in service at end of period	57,908	56,672
Available operating beds in service at end of period	56,446	54,890
Available patient days based on licensed beds	5,274,061	4,776,173
Available patient days based on operating beds	5,133,219	4,628,881
Actual patient days	4,417,347	4,088,847
Occupancy percentage - licensed beds	83.8%	85.6%
Occupancy percentage - operating beds	86.1%	88.3%
Skilled mix	21.2%	22.9%
Average daily census	48,542	45,432

Revenue per patient day (skilled nursing facilities)
Medicare Part A	$513	$500
Medicare total (including Part B)	552	533
Insurance	441	438
Private and other	303	314
Medicaid	219	215
Medicaid (net of provider taxes)	200	194
Weighted average (net of provider taxes)	$274	$273

Patient days by payor (skilled nursing facilities)
Medicare	569,749	579,898
Insurance	312,148	287,759
Total skilled mix days	881,897	867,657
Private and other	298,752	286,586
Medicaid	2,975,751	2,646,502
Total Days	4,156,400	3,800,745

Patient days as a percentage of total patient days (skilled nursing facilities)
Medicare	13.7%	15.3%
Insurance	7.5%	7.6%
Skilled mix	21.2%	22.9%
Private and other	7.2%	7.5%
Medicaid	71.6%	69.6%
Total	100.0%	100.0%

Facilities at end of period
Skilled nursing facilities
Leased	381	382
Owned	49	32
Joint Venture	5	5
Managed *	40	36
Total skilled nursing facilities	475	455
Total licensed beds	57,904	55,365

Assisted/Senior living facilities:
Leased	30	29
Owned	4	22
Joint Venture	1	1
Managed	2	4
Total assisted/senior living facilities	37	56
Total licensed beds	3,001	3,952
Total facilities	512	511

Total Jointly Owned and Managed— (Unconsolidated)	21	18

* Includes 20 facilities located in Texas for which the real estate is owned by Genesis

REHABILITATION THERAPY SEGMENT:

	Three months ended March 31,
	2016	2015
Revenue mix %:
Company-operated	36%	39%
Non-affiliated	64%	61%
Sites of service (at end of period)	1,634	1,569
Revenue per site	$166,499	$168,751
Therapist efficiency %	70%	69%

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
			Newly acquired
			or constructed
			businesses with
			start-up losses
	Three months	Conversion to	and newly		Three months
	ended March 31,	cash basis	divested	Other	ended March 31,
	2016	leases (a)	facilities (b)	adjustments (c)	2016
Net revenues	$1,472,218	$—	$(10,544)	$—	$1,461,674
Salaries, wages and benefits	867,717	—	(5,854)	(2,130)	859,733
Other operating expenses	361,097	—	(6,388)	(1,367)	353,342
General and administrative costs	48,427	—	—	(2,746)	45,681
Provision for losses on accounts receivable	26,493	—	(276)	(407)	25,810
Lease expense	37,316	89,273	(1,772)	—	124,817
Depreciation and amortization expense	61,765	(34,408)	(252)	—	27,105
Interest expense	135,181	(105,526)	—	—	29,655
Investment income	(481)	—	1	—	(480)
Other loss	12	—	—	(12)	—
Transaction costs	1,754	—	—	(1,754)	—
Skilled Healthcare and other loss contingency expense	1,626	—	—	(1,626)	—
Equity in net income of unconsolidated affiliates	(763)	—	—	—	(763)
(Loss) income before income tax benefit	$(67,926)	$50,661	$3,997	$10,042	$(3,226)
Income tax expense (benefit)	3,064	11,759	928	2,331	18,082
(Loss) income from continuing operations	$(70,990)	$38,902	$3,069	$7,711	$(21,308)
Loss from discontinued operations, net of taxes	38	(205)	—	—	(167)
Net (loss) income attributable to noncontrolling interests	(27,989)	21,262	1,678	4,215	(834)
Net (loss) income attributable to Genesis Healthcare, Inc.	$(43,039)	$17,845	$1,391	$3,496	$(20,307)
Depreciation and amortization expense	61,765	(34,408)	(252)	—	27,105
Interest expense	135,181	(105,526)	—	—	29,655
Other loss	12	—	—	(12)	—
Transaction costs	1,754	—	—	(1,754)	—
Skilled Healthcare and other loss contingency expense	1,626	—	—	(1,626)	—
Income tax expense (benefit)	3,064	11,759	928	2,331	18,082
Loss from discontinued operations, net of taxes	38	(205)	—	—	(167)
Net (loss) income attributable to noncontrolling interests	(27,989)	21,262	1,678	4,215	(834)
EBITDA / Adjusted EBITDA	$132,412	$(89,273)	$3,745	$6,650	$53,534
Lease expense	37,316	89,273	(1,772)	—	124,817
EBITDAR / Adjusted EBITDAR	$169,728	$—	$1,973	$6,650	$178,351

(Loss) income per common share:
Diluted:
Weighted average shares outstanding for diluted (loss) income from continuing operations per share (d)	89,198				153,671
Diluted net (loss) income from continuing operations per share (e)	$(0.48)				$(0.13)

GENESIS HEALTHCARE, INC.

RECONCILIATION OF NET (LOSS) INCOME TO EBITDA, EBITDAR, ADJUSTED EBITDA AND ADJUSTED EBITDAR

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	As reported	Adjustments			As adjusted
			Newly acquired
			or constructed
			businesses with
			start-up losses
	Three months	Conversion to	and newly		Three months
	ended March 31,	cash basis	divested	Other	ended March 31,
	2015	leases (a)	facilities (b)	adjustments (c)	2015
Net revenues	$1,343,001	$—	$(12,383)	$620	$1,331,238
Salaries, wages and benefits	790,733	—	(7,066)	—	783,667
Other operating expenses	312,561	—	(5,470)	—	307,091
General and administrative costs	41,533	—	—	(1,683)	39,850
Provision for losses on accounts receivable	23,396	—	—	—	23,396
Lease expense	36,419	83,908	(2,949)	—	117,378
Depreciation and amortization expense	59,933	(33,592)	(1,244)	—	25,097
Interest expense	121,313	(102,334)	(32)	—	18,947
Loss on extinguishment of debt	3,234	—	—	(3,234)	—
Investment income	(416)	—	—	—	(416)
Other (income) loss	(7,611)	—	—	7,611	—
Transaction costs	86,069	—	—	(86,069)	—
Equity in net income of unconsolidated affiliates	(153)	—	—	—	(153)
(Loss) income before income tax benefit	$(124,010)	$52,018	$4,378	$83,995	$16,381
Income tax (benefit) expense	(5,648)	12,074	1,016	19,497	26,939
(Loss) income from continuing operations	$(118,362)	$39,944	$3,362	$64,498	$(10,558)
Loss (income) from discontinued operations, net of taxes	(112)	460	—	—	348
Net loss attributable to noncontrolling interests	(5,684)	14,555	1,225	23,502	33,598
Net (loss) income attributable to Genesis Healthcare, Inc.	$(112,566)	$24,929	$2,137	$40,996	$(44,504)
Depreciation and amortization expense	59,933	(33,592)	(1,244)	—	25,097
Interest expense	121,313	(102,334)	(32)	—	18,947
Loss on extinguishment of debt	3,234	—	—	(3,234)	—
Other (income) loss	(7,611)	—	—	7,611	—
Transaction costs	86,069	—	—	(86,069)	—
Income tax (benefit) expense	(5,648)	12,074	1,016	19,497	26,939
Loss (income) from discontinued operations, net of taxes	(112)	460	—	—	348
Net loss attributable to noncontrolling interests	(5,684)	14,555	1,225	23,502	33,598
EBITDA / Adjusted EBITDA	$138,928	$(83,908)	$3,102	$2,303	$60,425
Lease expense	36,419	83,908	(2,949)	—	117,378
EBITDAR / Adjusted EBITDAR	$175,347	$—	$153	$2,303	$177,803

(Loss) income per common share:
Diluted:
Weighted average shares outstanding for diluted (loss) income from continuing operations per share (d)	75,234
Diluted net (loss) income from continuing operations per share (e)	$(1.50)				Not calculated

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

	Three months ended March 31,
	2016	2015
	(in thousands)
Lease expense:
Cash rent - capital leases	$23,301	$22,925
Cash rent - financing obligations	67,297	62,770
Non-cash - operating lease arrangements	(1,325)	(1,787)
Lease expense adjustments	$89,273	$83,908

Depreciation and amortization expense:
Capital lease accounting	$(8,981)	$(8,779)
Financing obligation accounting	(25,427)	(24,813)
Depreciation and amortization expense adjustments	$(34,408)	$(33,592)

Interest expense:
Capital lease accounting	$(26,378)	$(25,486)
Financing obligation accounting	(79,148)	(76,848)
Interest expense adjustments	$(105,526)	$(102,334)

Total pre-tax lease accounting adjustments	$(50,661)	$(52,018)

(b)

The acquisition and construction of new businesses has become an important element of our growth strategy.  Many of the businesses we acquire have a history of operating losses and continue to generate operating losses in the months that follow our acquisition.  Newly constructed or developed businesses also generate losses while in their start-up phase.   We view these losses as both temporary and an expected component of our long-term investment in the new venture.  We adjust these losses when computing Adjusted EBITDAR and Adjusted EBITDA in order to better evaluate the performance of our core business.  The activities of such businesses are adjusted when computing Adjusted EBITDAR and Adjusted EBITDA until such time as a new business generates positive Adjusted EBITDA.  The operating performance of new businesses is no longer adjusted when computing Adjusted EBITDAR and Adjusted EBITDA beginning in the period in which a new business generates positive Adjusted EBITDA and all periods thereafter.  The divestiture of underperforming or non-strategic facilities has also become an important element of our earnings optimization strategy.  We eliminate the results of divested facilities beginning in the quarter in which they become divested.  We view the losses associated with the wind-down of such divested facilities as non-recurring and not indicative of the performance of our core business.

(c)

Other adjustments represent costs or gains associated with transactions or events that we do not believe are reflective of our core recurring operating business.  Other adjustments also include the effect of expensing non-cash stock-based compensation related to restricted stock units.  The following items were realized in the periods presented:

	Three months ended March 31,
	2016	2015
	(in thousands)
Severance and restructuring (1)	$3,016	$1,658
Regulatory defense and related costs (2)	940	645
Other non-recurring costs (3)	834	—
Transaction costs (4)	1,754	86,069
Skilled Healthcare and other loss contingency expense (5)	1,626	—
Loss on early extinguishment of debt	—	3,234
Other loss (income) (6)	12	(7,611)
Stock based compensation (7)	1,860	—
Tax benefit from total adjustments	(2,331)	(19,497)
Total other adjustments	$7,711	$64,498

(1)  We incurred costs related to the termination, severance and restructuring of certain components of the our business.

(2)  We incurred legal defense and other related costs in connection with certain matters in dispute or under appeal with regulatory agencies.

(3)  We incurred other miscellaneous expenses we do not believe are reflective of our core recurring operating business.

(4)  We incurred costs associated with transactions including the combination with Skilled Healthcare Group, Inc., the Revera acquisition and other transactions.

(5)  We recognized a loss contingency expense in the three months ended March 31, 2016 associated with the SunDance Part B Therapy matter.

(6)  We realized net gains and losses on the sale of certain assets in the three months ended March 31, 2016 and 2015.

(7)  We incurred non-cash stock-based compensation related to restricted stock units.

(d)	Assumes 153.7 million diluted weighted average common shares outstanding and common stock equivalents on a fully exchanged basis.
(e)

Pro forma adjusted income from continuing operations per share assumes a calculated tax rate of 40%, and is computed as follows:  Pro forma adjusted income before income taxes x (1 - 40% tax rate) / diluted weighted average shares on a fully exchanged basis.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

A summary of our unaudited results of operations for the three months ended March 31, 2016 as compared with the same period in 2015 follows:

	Three months ended March 31,
	2016		2015		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
Revenues:
Inpatient services:
Skilled nursing facilities	$1,208,433	82.0%	$1,104,990	82.3%	$103,443	9.4%
Assisted/Senior living facilities	30,919	2.1%	33,657	2.5%	(2,738)	(8.1)%
Administration of third party facilities	3,079	0.2%	2,671	0.2%	408	15.3%
Elimination of administrative services	(375)	—%	(501)	—%	126	(25.1)%
Inpatient services, net	1,242,056	84.3%	1,140,817	84.9%	101,239	8.9%

Rehabilitation therapy services:
Total therapy services	285,112	19.4%	263,051	19.6%	22,061	8.4%
Elimination intersegment rehabilitation therapy services	(106,432)	(7.2)%	(105,906)	(7.9)%	(526)	0.5%
Third party rehabilitation therapy services	178,680	12.2%	157,145	11.7%	21,535	13.7%

Other services:
Total other services	56,626	3.8%	52,546	3.9%	4,080	7.8%
Elimination intersegment other services	(5,144)	(0.3)%	(7,507)	(0.6)%	2,363	(31.5)%
Third party other services	51,482	3.5%	45,039	3.4%	6,443	14.3%

Net revenues	$1,472,218	100.0%	$1,343,001	100.0%	$129,217	9.6%

	Three months ended March 31,
	2016		2015		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
EBITDAR:
Inpatient services	$192,419	15.5%	$183,678	16.1%	$8,741	4.8%
Rehabilitation therapy services	21,687	7.6%	29,028	11.0%	(7,341)	(25.3)%
Other services	3,591	6.3%	4,018	7.6%	(427)	(10.6)%
Corporate and eliminations	(47,969)	—%	(41,377)	—%	(6,592)	15.9%

EBITDAR	$169,728	11.5%	$175,347	13.1%	$(5,619)	(3.2)%

A summary of our unaudited condensed consolidating statement of operations follows:

	Three months ended March 31, 2016
		Rehabilitation
	Inpatient	Therapy
	Services	Services	Other Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$1,242,431	$285,112	$56,524	$102	$(111,951)	$1,472,218
Salaries, wages and benefits	588,902	240,436	38,379	—	—	867,717
Other operating expenses	438,699	20,341	14,008	—	(111,951)	361,097
General and administrative costs	—	—	—	48,427	—	48,427
Provision for losses on accounts receivable	23,345	2,648	546	(46)	—	26,493
Lease expense	36,296	24	530	466	—	37,316
Depreciation and amortization expense	53,839	3,120	314	4,492	—	61,765
Interest expense	108,989	14	16	26,162	—	135,181
Investment income	(458)	—	—	(23)	—	(481)
Other loss	12	—	—	—	—	12
Transaction costs	—	—	—	1,754	—	1,754
Skilled Healthcare and other loss contingency expense	—	—	—	1,626	—	1,626
Equity in net (income) loss of unconsolidated affiliates	(476)	—	—	(636)	349	(763)
(Loss) income before income tax expense	(6,717)	18,529	2,731	(82,120)	(349)	(67,926)
Income tax (benefit) expense	(2,162)	—	—	5,226	—	3,064
(Loss) income from continuing operations	$(4,555)	$18,529	$2,731	$(87,346)	$(349)	$(70,990)

	Three months ended March 31, 2015
		Rehabilitation
	Inpatient	Therapy
	Services	Services	Other Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$1,141,318	$263,051	$52,336	$210	$(113,914)	$1,343,001
Salaries, wages and benefits	542,692	214,797	33,244	—	—	790,733
Other operating expenses	396,542	15,399	14,533	—	(113,913)	312,561
General and administrative costs	—	—	—	41,533	—	41,533
Provision for losses on accounts receivable	19,073	3,827	541	(45)	—	23,396
Lease expense	35,528	41	459	391	—	36,419
Depreciation and amortization expense	48,225	2,867	362	8,479	—	59,933
Interest expense	103,654	1	10	17,771	(123)	121,313
Loss on extinguishment of debt	—	—	—	3,234	—	3,234
Investment income	(358)	—	—	(181)	123	(416)
Other income	—	—	—	(7,611)	—	(7,611)
Transaction costs	371	—	—	85,698	—	86,069
Equity in net (income) loss of unconsolidated affiliates	(309)	—	—	(220)	376	(153)
(Loss) income before income tax benefit	(4,100)	26,119	3,187	(148,839)	(377)	(124,010)
Income tax benefit	—	—	—	(5,648)	—	(5,648)
(Loss) income from continuing operations	$(4,100)	$26,119	$3,187	$(143,191)	$(377)	$(118,362)

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

On December 1, 2015, we acquired 15 skilled nursing facilities and entered into management agreements to manage five skilled nursing facilities from Revera Assisted Living, Inc. (Revera) for $206.0 million, financed through a $134.1 million bridge loan (Acquisition from Revera).  Prior to December 1, 2015, our results of operations exclude the revenue and expenses of the acquired Revera businesses.  For comparability, those revenue and expense variances attributed solely to the Acquisition from Revera, commencing on December 1, 2015, will be identified in the discussion of the results of operations.

Other, less significant transactions which impact comparability are identified as acquired or under development for businesses which are growing period over period, or as divested for those businesses that we have closed or otherwise exited period over period.

Net Revenues

Net revenues for the three months ended March 31, 2016 as compared with the three months ended March 31, 2015 increased by $129.2 million.  Of that increase, Skilled’s businesses contributed $61.9 million and the addition of Revera contributed $59.4 million.  The remaining increase of $7.9 million or 0.7% is primarily attributed to growth in our rehabilitation services business.

Inpatient Services – Revenue increased $101.2 million, or 8.9%, in the three months ended March 31, 2016 as compared with the same period in 2015. Of this growth, $55.1 million is due to the Combination, $56.8 million is due to the Acquisition from Revera and $16.5 million is due to the acquisition or development of seven facilities, offset by

$18.8 million of revenue attributed to the divestiture of 26 underperforming facilities, including 18 assisted living facilities in Kansas sold January 1, 2016.  The remaining decrease of $8.4 million, or 0.7%, is due to a decline in the occupancy of legacy Genesis inpatient facilities, partially offset by increased payment rates.  We attribute the decline in census principally to the pressures of healthcare reforms largely driven by the requirements under the PPACA.

Rehabilitation Therapy Services – Revenue increased $21.5 million, or 13.7% comparing the three months ended March 31, 2016 with the same period in 2015.  The Combination and Acquisition from Revera combined to contribute $5.3 million of the revenue growth, while the legacy Genesis rehabilitation therapy services business revenue increased another $16.2 million, driven by new therapy contract revenue exceeding lost business contract revenue and partially offset with market pricing adjustments with intercompany contracts with Genesis skilled nursing facilities.

Other Services – Other services revenue increased $6.4 million, or 14.3% in the three months ended March 31, 2016 as compared with the same period in 2015. Of this increase, the Combination contributed $4.1 million through the hospice and home health businesses.  The remaining increase of $2.3 million or 5.1% was principally attributed to new business growth in our staffing services business line.

EBITDAR

EBITDAR for the three months ended March 31, 2016 decreased by $5.6 million, or 3.2% when compared with the same period in 2015.  Skilled’s businesses contributed $7.5 million to EBITDAR and the Acquisition from Revera contributed $6.8 million, each after an estimated overhead allocation of 2.5% of their respective revenues.  The remaining decrease of approximately $19.9 million or 11.4% is described further in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDAR increased in the three months ended March 31, 2016 as compared with the same period in 2015, by $8.7 million, or 4.8%.  Of the increase, $6.7 million is attributed to the Combination, $7.3 million is due to the Acquisition from Revera, $3.1 million is due to the acquisition or development of seven facilities, and partially offset by $3.2 million for the losses attributed to the divestiture or closure of 26 underperforming facilities, including 18 assisted living facilities in Kansas sold January 1, 2016.  The remaining $5.2 million decrease is principally due to an increased level of provision for general and professional liability claims in the three months ended March 31, 2016.  The benefit of continued realization of cost reductions which we began implementing in early 2015 served to largely offset the decline in occupancy of legacy Genesis inpatient facilities in the three months ended March 31, 2016.

Rehabilitation Therapy Services – EBITDAR of the rehabilitation therapy segment decreased by $7.3 million or 25.3% comparing the three months ended March 31, 2016 with the same period in 2015.  The Combination and Acquisition from Revera contributed $2.1 million and $0.9 million, respectively, while the EBITDAR of the legacy Genesis rehabilitation therapy business EBITDAR for the three months ended March 31, 2016 decreased $10.3 million from the same period in 2015.  Market pricing adjustments and restructured respiratory therapy service delivery to our Genesis skilled nursing centers resulted in $7.7 million of the rehabilitation therapy services EBITDAR reduction and are included in the cost reductions noted in the Inpatient Services discussion above.  The remaining decrease of $2.6 million is principally due to the escalating startup costs of our China operations.  New therapy contracts exceeded lost therapy contracts and Therapist Efficiency improved from 69% to 70% in the three months ended March 31, 2016 compared with the same period in 2015.

Other Services – EBITDAR decreased $0.4 million in the three months ended March 31, 2016 as compared with the same period in 2015.  The Combination contributed $0.2 million, principally through the addition of hospice and home health businesses offset by a $0.6 million decrease principally attributed to the staffing services businesses and the physician services business.

Corporate and Eliminations — Corporate overhead costs increased $6.6 million, or 15.9%, in the three months ended March 31, 2016 as compared with the same period in 2015. This increase was largely due to the added overhead costs of Skilled and operating as a public company for the entire period.

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDAR and (loss) income from continuing operations of all reportable segments, other services, corporate and eliminations in our consolidating statement of operations for the three months ended March 31, 2016 as compared with the same period in 2015.

Lease expense — Lease expense represents the cash rents and non-cash adjustments required to account for operating leases. We have operating leases in each reportable segment, other services and corporate overhead, but the inpatient services business incurs the greatest proportion of this expense for those skilled nursing and assisted living facilities leases accounted for as operating leases.  Lease expense increased $0.9 million in the three months ended March 31, 2016 as compared with the same period in the prior year.  Of that increase, $2.1 million resulted from the Combination and $0.4 million resulted from one new operating lease, with the remaining decrease of $1.6 million principally due to our efforts to divest underperforming leased facilities.

Depreciation and amortization — Each of our reportable segments, other services and corporate overhead have depreciating property, plant and equipment, including depreciation on leased properties accounted for as capital leases or as a financing obligation. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  The majority of the $1.8 million increase in depreciation and amortization in the three months ended March 31, 2016 compared with the same period in the prior year is attributed to the Combination, the Acquisition from Revera and other acquisition and construction activities in 2015.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our Revolving Credit Facilities, Term Loan Facility, Real Estate Bridge Loans and mortgage instruments, as well as the expense associated with leases accounted for as capital leases or financing obligations.  Interest expense increased $13.9 million in the three months ended March 31, 2016 as compared with the same period in the prior year.  Of this increase, $3.4 million and $4.5 million are attributed to the debt assumed or issued in the Combination and Acquisition from Revera, respectively.  The remaining $6.0 million increase is primarily attributable to growth in interest pertaining to existing lease obligations and obligations incurred in connection with newly acquired or constructed facilities.

Skilled Healthcare and other loss contingency expense — For the three months ended March 31, 2016, we accrued $1.6 million for contingent liabilities.  We are engaged in discussions with representatives of the Department of Justice in an effort to reach mutually acceptable resolution of two investigations involving therapy matters and staffing matters and hospice litigation related to Skilled’s business prior to the Combination.  Additionally, we have one therapy matter under investigation relating to Sun Healthcare’s Sundance Therapy business prior to our acquisition of those businesses in 2012.  Discussions have progressed to a point where we believe it is appropriate to recognize an estimated loss contingency reserve relative to these matters.  Recognition of the loss contingency reserve is not an admission of liability or fault by us or any of our subsidiaries.  Because these discussions are ongoing, there can be no certainty about the timing or likelihood of a definitive resolution.  As these discussions proceed and additional information becomes available, the amount of the estimated loss contingency reserve may need to be increased or decreased to reflect this new information.  See Note 11 – “Commitments and Contingencies – Legal Proceedings.”

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the three months ended March 31, 2016 and 2015 were $1.8 million and $86.1 million, respectively, and of the amount in the 2015 period, the Combination contributed $84.7 million.

Income tax expense (benefit) — For the three months ended March 31, 2016, we recorded an income tax expense of $3.1 million from continuing operations representing an effective tax rate of (4.5)% compared to an income tax benefit of $5.6 million from continuing operations, representing an effective tax rate of 4.6% for the same period in 2015.  The 9.1% decrease in the effective tax rate is attributable to the full valuation allowance against our deferred tax assets, excluding the deferred tax asset on our Bermuda captive insurance company’s discounted unpaid loss reserve.  On

December 31, 2015, in assessing the requirement for, and amount of, a valuation allowance in accordance with the “more likely than not” standard, we determined that we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets.  As of March 31, 2016, we have determined that the valuation allowance is still necessary.

Liquidity and Capital Resources

Our available cash is held in accounts at third-party financial institutions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash or cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Three months ended March 31,
	2016	2015
Net cash provided by (used in) operating activities	$24,446	$(2,482)
Net cash provided by investing activities	58,117	6,290
Net cash (used in) provided by financing activities	(91,902)	4,352
Net (decrease) increase in cash and cash equivalents	(9,339)	8,160
Beginning of period	61,543	87,548
End of period	$52,204	$95,708

Net cash provided by operating activities in the three months ended March 31, 2016 of $24.4 million was unfavorably impacted by funded transaction costs of approximately $1.8 million.  Adjusted for transaction costs, net cash provided by operating activities in the three months ended March 31, 2016 would have been approximately $26.2 million.  Net cash used in operating activities in the three months ended March 31, 2015 of $2.5 million was unfavorably impacted by funded transaction costs of approximately $29.5 million.  Adjusted for funded transaction costs, net cash provided by operating activities in the three months ended March 31, 2015 would have been $27.0 million.  The cash provided by operating activities before funded transaction costs in the 2016 period as compared to the 2015 period was relatively flat, with incremental growth of accounts receivable balances from the Acquisition from Revera and new rehabilitation services contracts through the three months ended March 31, 2016 being principally offset with the timing of payments for payroll and other accrued expenses.

Net cash provided by investing activities in the three months ended March 31, 2016 was $58.1 million, compared to a source of cash of $6.3 million in the three months ended March 31, 2015. The three months ended March 31, 2016, as compared with the same period in 2015, included the receipt of $67 million and $9.4 million for the sale of 18 assisted living facilities in Kansas and an office building in Albuquerque, New Mexico, respectively.  The three months ended March 31, 2015 included the receipt of $26.4 million of asset and investment in joint venture sale proceeds.  Routine capital expenditures for the three months ended March 31, 2016 exceeded the same period in the prior year by $9.5 million.  The remaining incremental source of cash from investing activities of $11.3 million in the three months ended March 31, 2016 as compared with the same period in 2015 is principally due to growth in invested premiums of our captive insurance companies.

Net cash used in financing activities was $91.9 million in the three months ended March 31, 2016 compared to a source of $4.4 million in the three months ended March 31, 2015.  The net increase in cash used in financing activities of $96.3 million is principally attributed to debt extinguishments in the 2016 period exceeding proceeds of new borrowing activities.  In the three months ended March 31, 2016 we had net reduction of borrowings under the Revolving Credit Facilities of $30.0 million as compared with a $4.5 million reduction in the same period in 2015.  In the three months ended March 31, 2016 we refinanced 10 skilled nursing facilities with $67.9 million of HUD insured loans and used the proceeds to pay down partially the Real Estate Bridge Loans.  In the same period we used $54.2 million of the proceeds from the sale of 18 assisted living facilities in Kansas to also pay down partially the Real Estate Bridge Loans.  In the three months ended March 31, 2015 we used proceeds from the Skilled Real Estate Bridge Loan to repay $326.6 million of indebtedness assumed in the Combination and other transaction costs.  The remaining net source of cash of $16.8 million in the three months ended March 31, 2016 as compared to the same period in 2015 is principally due to the debt issuance costs in the 2015 period related to the Combination exceeding the debt issuance costs in the 2016 period related to the HUD financing activities.

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

At March 31, 2016, we had cash and cash equivalents of $52.2 million and available borrowings under our revolving credit facilities of $142.9 million, after taking into account $68.2 million of letters of credit drawn against our revolving credit facilities. During the three months ended March 31, 2016, we maintained liquidity sufficient to meet our working capital, capital expenditure and development activities and we believe we will continue to meet those needs for at least the subsequent twelve month period.

As of March 31, 2016, we have debt obligations that, as a result of scheduled maturity dates or maturity date acceleration features, have $581.1 million in debt obligations due in the next two years.  If we are unable to extend (or refinance, as applicable) any of our maturing credit facilities prior to their scheduled maturity or accelerated maturity dates, there could be a material and adverse impact on our liquidity and financial condition. In addition, even if we are able to extend or refinance our maturing debt credit facilities, the terms of the new financing may be less favorable to us than the terms of the existing financing.

Financing Activities

We are progressing on our near-term capital strengthening priorities to refinance our Real Estate Bridge Loans with lower cost HUD insured loans or other permanent financing and to reduce our overall indebtedness through a combination of non-strategic asset sale proceeds and free cash flow.

During the first quarter of 2016, we closed on 10 HUD insured loans totaling $67.9 million and closed an additional three HUD insured loans totaling $9.2 million subsequent to March 31, 2016.  Since the Combination, we have repaid or refinanced $131.3 million of Real Estate Bridge Loans with $362.8 million remaining outstanding. We expect to continue to seek refinancing opportunities for the Real Estate Bridge Loans with lower cost HUD insured loans or other permanent financing between now and the end of 2016.

In March 2016, we closed on the sale lease back of a corporate office building, generating $9.4 million of proceeds, which were used to pay down partially our Revolving Credit Facility debt.

Effective May 1, 2016, we completed the sale of our hospice and home health operations.  The operations were sold for $84 million, consisting of cash consideration of $72 million and a $12 million short-term note.  We used the cash proceeds to repay partially our Term Loan Facility maturing in December of 2017.

Financial Covenants

The Revolving Credit Facilities, the Term Loan, the Skilled Real Estate Bridge Loan and the Revera Real Estate Bridge Loan (collectively, the Credit Facilities) each contain a number of restrictive covenants that, among other things, impose operating and financial restrictions on us.  The Credit Facilities also require us to meet defined financial covenants, including interest coverage ratio, a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, all as defined in the applicable agreements.  The Credit Facilities also contain other customary covenants and events of default.  At March 31, 2016, we were in compliance with our debt covenants.  See Note 7 – “Long-Term Debt.”

Certain of our lease agreements contain a number of restrictive covenants that, among other things and subject to certain exceptions, impose operating and financial restrictions on us.  These leases also require us to meet defined financial covenants, including a minimum level of consolidated liquidity, a maximum consolidated net leverage ratio, and a minimum consolidated fixed charge coverage.  At March 31, 2016, we were in compliance with our lease covenants. See Note 8 – “Leases and Lease Commitments.”

The level of our funded indebtedness and the current operating environment has presented challenges as they relate to our ability to comply with the covenants in the agreements governing our indebtedness and leasing arrangements. At March 31, 2016, we were in compliance with all of our financial covenants under our debt and lease agreements. However, we anticipate that we are likely to breach certain financial covenants in future periods, which would require us to seek a waiver or amendment from our lenders and/or landlords. If we are unable to reach an agreement with our creditors or find acceptable alternative financing, it will lead to an event of default under the Credit Facilities and certain of our lease agreements.

We are actively engaged in discussions with new credit parties in an effort to refinance the Term Loan Facility maturing in December of 2017. We expect to use a combination of non-strategic asset sale proceeds, available borrowings under our revolving credit facility and an expected newly issued term loan currently being marketed.  We believe a successful refinancing of the Term Loan Facility will enable us to renegotiate financial covenants with our other lenders and landlords.  There can be no assurances that our efforts will be successful or that we will remain compliant with all financial covenants prior to completion of these efforts.

Off Balance Sheet Arrangements

We had outstanding letters of credit of $68.2 million under our letter of credit sub-facility on our revolving credit facilities as of March 31, 2016.  These letters of credit are principally pledged to landlords and insurance carriers as collateral.  We are not involved in any other off-balance-sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table sets forth our contractual obligations, including principal and interest, but excluding non-cash amortization of discounts or premiums and debt issuance costs established on these instruments, as of March 31, 2016 (in thousands):

					More than
	Total	1 Yr.	2-3 Yrs.	4-5 Yrs.	5 Yrs.
Revolving credit facilities	$384,188	$13,353	$26,707	$344,128	$—
Term loan facility	261,531	34,575	226,956	—	—
Real estate bridge loans	428,066	41,735	386,331	—	—
HUD insured loans	281,550	8,532	17,621	17,621	237,776
Mortgages and other secured debt (recourse)	14,674	1,059	11,631	1,984	—
Mortgages and other secured debt (non-recourse)	33,523	1,795	14,491	2,617	14,620
Financing obligations	11,312,501	277,805	579,652	613,255	9,841,789
Capital lease obligations	3,836,736	94,211	197,131	202,549	3,342,845
Operating lease obligations	907,200	141,560	270,981	255,069	239,590
	$17,459,969	$614,625	$1,731,501	$1,437,223	$13,676,620

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

Interest Rate Exposure—Interest Rate Risk Management

Our Term Loan Facility, Skilled Real Estate Bridge Loan, Revera Real Estate Bridge Loan and Revolving Credit Facilities expose us to variability in interest payments due to changes in interest rates.  As of March 31, 2016, there is no derivative financial instrument in place to limit that exposure.

The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate Genesis’ expected cash flows and sensitivity to interest rate changes:

	Twelve months ended March 31,
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed-rate debt	$3,474	$3,701	$3,789	$4,534	$4,967	$158,970	$179,435	$190,299
Average interest rate (1)	3.9%	3.9%	3.9%	3.8%	2.9%	3.8%
Variable-rate debt (2)	$13,394	$585,927	$21,554	$—	$333,000	$—	$953,875	$947,112
Average interest rate (1)	9.5%	9.6%	3.2%	—%	3.8%	—%

(1)	Based on one month LIBOR of 0.44% on March 31, 2016.
(2)	Excludes unamortized original issue discounts, debt premiums and debt issuance costs which amortize through interest expense on a non-cash basis over the life of the instrument.

The Revolving Credit Facilities consist of a senior secured, asset-based revolving credit facility of up to $550 million under three separate tranches:  Tranche A-1, Tranche A-2 and FILO Tranche.  Interest accrues at a per annum rate equal to either (x) a base rate (calculated as the highest of the (i) prime rate, (ii) the federal funds rate plus 3.00%, or (iii) LIBOR plus the excess of the applicable margin between LIBOR loans and base rate loans) plus an applicable margin or (y) LIBOR plus an applicable margin.  The applicable margin is based on the level of commitments for all three tranches, and in regards to LIBOR loans (i) for Tranche A-1 ranges from 3.25% to 2.75%; (ii) for Tranche A-2 ranges from 3.00% to 2.50%; and (iii) for FILO Tranche is 5.00%. The applicable margin with respect to base rate borrowings for Tranche A-1, Tranche A-2 and FILO were 2.25%, 2.00%, and 4.00%, respectively, at March 31, 2016. The applicable margin with respect to LIBOR borrowings for Tranche A-1, Tranche A-2 and FILO were 3.00%, 3.00%, and 5.00%, respectively, at March 31, 2016.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to the applicable margin plus, at our option, either (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowings, or (2) a base rate determined by reference to the highest of (a) the lender defined prime rate, (b) the federal funds rate effective plus one half of one percent and (c) LIBOR described in sub clause (1) plus 1.0%. LIBOR based loans are subject to an interest rate floor of 1.5% and base rate loans are subject to a floor of 2.5%. The applicable margin with respect to LIBOR borrowings was 8.5% at March 31, 2016.

Borrowings under the Skilled Real Estate Bridge Loan bear interest at a rate per annum equal to the sum of (1) LIBOR, defined as greater of (a) 0.50% per annum or (b) the one-month duration LIBOR for an amount comparable to loan amount according to a lender approved reference bank, (2) the applicable margin and (3) 675 basis points (BPS).  The applicable margin escalates every 90 days after the initial 149 days of the two year term.  The margin ranges from 0 BPS to 650 BPS in the initial term, 675 and up to 700 BPS if a second renewal term is opted for.  The applicable interest rate on this loan was 10.75% as of March 31, 2016.

Borrowings under the Revera Real Estate Bridge Loan bear interest at a rate per annum equal to the sum of (1) LIBOR, defined as the greater of (a) 0.50% per annum or (b) the one-month duration LIBOR for an amount comparable to the loan amount according to a lender-approved reference bank, (2) the applicable margin, (3) 675 BPS and (4) 25 BPS multiplied by the result of dividing the number of percentage points by which the loan-to-value ratio, defined as the ratio, expressed as a percentage, of (i) the outstanding principal balance to (ii) the total appraised value of the facilities as of the closing date, exceeds 75% by five.  The applicable margin escalates every 90 days after the initial 149 days of the two year term.  The margin ranges from 0 BPS to 650 BPS in the initial term and 675 to 700 BPS if a second renewal term is opted for.  The applicable interest rate on this loan was 8.00% as of March 31, 2016.

A 1% increase in the applicable interest rate on our variable-rate debt would result in an approximately $9.5 million increase in our annual interest expense.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, management concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2016 because of the outstanding material weakness in our internal control over financial reporting as discussed in more detail in our Form 10-K for the year ended December 31, 2015 under Part II, Item 9A. Management has begun implementation of the remediation plan described in our 10-K for the year ended December 31, 2015 and updated below to address this material weakness and is monitoring that implementation.

During the three months ended March 31, 2016, we continued to review the design of our controls, make adjustments and continued implementing controls to alleviate the noted control deficiencies. As part of the remediation process, we engaged a third party specialist to assess the segregation of duties control weakness and to assist in the design of the control remediation.  While significant progress was made to enhance our internal control over financial reporting relating to the previously reported material weaknesses, we are still in the process of implementing and testing these processes and procedures and additional time is required to complete implementation and to assess and ensure the sustainability of these procedures over a meaningful period of time.  We are unable at this time to estimate when the remediation effort will be completed.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter covered that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For information regarding certain pending legal proceedings to which we are a party or our property is subject, see Note 11 —  “Commitments and Contingencies—Legal Proceedings,” to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 1A.  Risk Factors

With the exception of the revision to an existing risk factor below, there have been no material changes to the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 14, 2016.

Reforms to the U.S. healthcare system have imposed new requirements upon us.

PPACA and the Health Care and Education Reconciliation Act of 2010 (the Reconciliation Act) included sweeping changes to how healthcare is paid for and furnished in the U.S. It has imposed new obligations on skilled nursing facilities, requiring them to disclose information regarding ownership, expenditures and certain other information. Moreover, the law requires skilled nursing facilities to submit electronically verifiable data on direct care staffing. CMS rules implementing these reporting requirements are in development with a target implementation date of July 1, 2016.

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

PPACA gave authority to the U.S. Department of Health and Human Services (HHS) to establish, test and evaluate alternative payment methodologies for Medicare services. Various payment and services models have been developed by the Centers for Medicare and Medicaid Innovations. Current models provide incentives for providers to coordinate patient care across the continuum and to be jointly accountable for an entire episode of care centered around a hospitalization.

PPACA attempts to improve the healthcare delivery system through incentives to enhance quality, improve beneficiary outcomes and increase value of care. One of these key delivery system reforms is the encouragement of ACOs. ACOs will facilitate coordination and cooperation among providers to improve the quality of care for Medicare beneficiaries and reduce unnecessary costs. Participating ACOs that meet specified quality performance standards will be eligible to receive a share of any savings if the actual per capita expenditures of their assigned Medicare beneficiaries are a sufficient percentage below their specified benchmark amount. Quality performance standards will include measures in such categories as clinical processes and outcomes of care, patient experience and utilization of services.  Initiatives by managed care payors, conveners and referring acute care hospital systems to reduce lengths of stay and avoidable hospital readmissions and to divert referrals to home health or other community based care settings may have an adverse impact on our census and length of stays.  It is not currently possible to project if the impact of these initiatives will be temporary or permanent.

In addition, PPACA required HHS to develop a plan to implement a value-based purchasing program for Medicare payments to skilled nursing facilities. HHS delivered a report to Congress outlining its plans for implementing this value-based purchasing program. Based in part on the findings of the demonstration project, Congress, as part of the

Protecting Access to Medicare Act, enacted legislation directing CMS to implement a value-based purchasing requirement for skilled nursing facilities to be effective in 2018. Under this legislation, HHS is required to develop by October 1, 2016 measures and performance standards regarding preventable hospital readmissions from skilled nursing facilities.  Beginning October 1, 2018, HHS will withhold 2% of Medicare payments from all skilled nursing facilities and distribute this pool of payment to skilled nursing facilities as incentive payments for preventing readmissions to hospitals.  Measurement requirements were published in final fiscal year 2016 skilled nursing facility PPS rules released in late August 2015.  In addition to the requirements that are being implemented, legislation is pending in Congress to broaden the value-based purchasing requirements featuring a payment withholding designed to fund the program across all post-acute services.  We are unable to determine the degree to which our participation in innovative “pay for value” programs with other providers of service will affect our financial results versus traditional business models for the long-term care industry.

The provisions of PPACA discussed above are examples of some federal health reform provisions that we believe may have a material impact on the long-term care industry and on our business. However, the foregoing discussion is not intended to constitute, nor does it constitute, an exhaustive review and discussion of PPACA. It is possible that these and other provisions of PPACA may be interpreted, clarified, or applied to our affiliated facilities or operating subsidiaries in a way that could have a material adverse impact on our results of operations.

We currently cannot predict what effect these changes will have on our business, including the demand for our services or the amount of reimbursement available for those services. However, it is possible these new laws may reduce reimbursement and adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item  5. Other Information

None.

Item 6. Exhibits

(a)Exhibits.

Number	Description

10.1	Employment Agreement dated as of February 2, 2015 by and between Genesis Administrative Services, LLC and Daniel A. Hirschfeld
10.2	Employment Agreement dated as of February 2, 2015 by and between Genesis Administrative Services, LLC and JoAnne Reifsnyder
10.3	Employment Agreement dated as of February 2, 2015 by and between Genesis Administrative Services, LLC and Robert A. Reitz

10.4

Second Amended and Restated Revolving Credit Agreement, dated as of March 31, 2016, among certain borrower entities set forth therein, certain guarantor entities set forth therein, certain lender entities set forth therein, and Healthcare Financial Solutions, LLC, as administrative agent and collateral agent, regarding HUD centers

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

GENESIS HEALTHCARE, INC.

Date:	May 10, 2016	By	/S/ GEORGE V. HAGER, JR.
George V. Hager, Jr.
Chief Executive Officer

Date:	May 10, 2016	By	/S/ THOMAS DIVITTORIO
Thomas DiVittorio
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Number	Description

10.1	Employment Agreement dated as of February 2, 2015 by and between Genesis Administrative Services, LLC and Daniel A. Hirschfeld
10.2	Employment Agreement dated as of February 2, 2015 by and between Genesis Administrative Services, LLC and JoAnne Reifsnyder
10.3	Employment Agreement dated as of February 2, 2015 by and between Genesis Administrative Services, LLC and Robert A. Reitz
10.4

Second Amended and Restated Revolving Credit Agreement, dated as of March 31, 2016, among certain borrower entities set forth therein, certain guarantor entities set forth therein, certain lender entities set forth therein, and Healthcare Financial Solutions, LLC, as administrative agent and collateral agent, regarding HUD centers

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