Form 10-Q
period 2016-06-30
Genesis Healthcare, Inc.
filed 2016-08-05
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016.

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on August 4, 2016, was:

Class A common stock, $0.001 par value – 74,479,788 shares

Class B common stock, $0.001 par value – 15,511,603 shares

Class C common stock, $0.001 par value – 64,449,380 shares

Genesis Healthcare, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	June 30,	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$46,678	$61,543
Restricted cash and investments in marketable securities	52,577	52,917
Accounts receivable, net of allowances for doubtful accounts of $215,058 and $189,739 at June 30, 2016 and December 31, 2015, respectively	819,919	789,387
Prepaid expenses	80,743	58,622
Other current assets	56,979	49,024
Total current assets	1,056,896	1,011,493
Property and equipment, net of accumulated depreciation of $728,967 and $638,768 at June 30, 2016 and December 31, 2015, respectively	3,957,245	4,085,247
Restricted cash and investments in marketable securities	135,370	145,210
Other long-term assets	129,874	130,869
Deferred income taxes	16,559	7,144
Identifiable intangible assets, net of accumulated amortization of $80,250 and $66,570 at June 30, 2016 and December 31, 2015, respectively	192,566	209,967
Goodwill	444,508	470,019
Total assets	$5,933,018	$6,059,949
Liabilities and Stockholders' Deficit:
Current liabilities:
Current installments of long-term debt	$8,328	$12,477
Capital lease obligations	1,849	1,842
Financing obligations	1,431	989
Accounts payable	211,127	233,801
Accrued expenses	207,155	197,741
Accrued compensation	225,382	185,054
Self-insurance reserves	161,382	166,761
Total current liabilities	816,654	798,665
Long-term debt	1,126,258	1,186,159
Capital lease obligations	1,010,314	1,053,816
Financing obligations	3,107,733	3,064,077
Deferred income taxes	19,426	14,939
Self-insurance reserves	444,443	428,569
Other long-term liabilities	130,898	133,111
Commitments and contingencies
Stockholders’ deficit:
Class A common stock, (par $0.001, 1,000,000,000 shares authorized, issued and outstanding - 74,479,788 at June 30, 2016 and 73,593,732 at December 31, 2015)	74	74
Class B common stock, (par $0.001, 20,000,000 shares authorized, issued and outstanding - 15,511,603 at June 30, 2016 and December 31, 2015)	16	16
Class C common stock, (par $0.001, 150,000,000 shares authorized, issued and outstanding - 64,449,380 at June 30, 2016 and December 31, 2015)	64	64
Additional paid-in-capital	298,536	295,359
Accumulated deficit	(797,614)	(731,602)
Accumulated other comprehensive income (loss)	379	(218)
Total stockholders’ deficit before noncontrolling interests	(498,545)	(436,307)
Noncontrolling interests	(224,163)	(183,080)
Total stockholders' deficit	(722,708)	(619,387)
Total liabilities and stockholders’ deficit	$5,933,018	$6,059,949

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net revenues	$1,438,358	$1,419,475	$2,910,576	$2,762,476
Salaries, wages and benefits	832,693	820,926	1,700,410	1,611,659
Other operating expenses	350,161	348,236	711,258	660,797
General and administrative costs	45,026	43,483	93,453	85,016
Provision for losses on accounts receivable	29,681	22,113	56,174	45,509
Lease expense	36,968	38,959	74,284	75,378
Depreciation and amortization expense	67,953	53,605	129,718	113,538
Interest expense	133,860	126,385	269,041	247,698
Loss on early extinguishment of debt	468	—	468	3,234
Investment income	(658)	(431)	(1,139)	(847)
Other (income) loss	(42,923)	50	(42,911)	(7,560)
Transaction costs	4,993	2,642	6,747	88,710
Skilled Healthcare and other loss contingency expense	13,566	1,500	15,192	1,500
Equity in net income of unconsolidated affiliates	(497)	(360)	(1,260)	(513)
Loss before income tax expense (benefit)	(32,933)	(37,633)	(100,859)	(161,643)
Income tax expense (benefit)	3,086	(4,419)	6,150	(10,067)
Loss from continuing operations	(36,019)	(33,214)	(107,009)	(151,576)
Income (loss) from discontinued operations, net of taxes	61	(1,722)	23	(1,610)
Net loss	(35,958)	(34,936)	(106,986)	(153,186)
Less net loss attributable to noncontrolling interests	12,985	15,750	40,974	21,434
Net loss attributable to Genesis Healthcare, Inc.	$(22,973)	$(19,186)	$(66,012)	$(131,752)
Loss per common share:
Basic and diluted:
Weighted-average shares outstanding for basic and diluted loss from continuing operations per share	89,421	89,211	89,310	82,279
Basic and diluted net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(0.26)	$(0.20)	$(0.74)	$(1.58)
Income (loss) from discontinued operations, net of taxes	0.00	(0.02)	0.00	(0.02)
Net loss attributable to Genesis Healthcare, Inc.	$(0.26)	$(0.22)	$(0.74)	$(1.60)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss	$(35,958)	$(34,936)	$(106,986)	$(153,186)
Net unrealized gain (loss) on marketable securities, net of tax	184	(539)	1,028	33
Comprehensive loss	(35,774)	(35,475)	(105,958)	(153,153)
Less: comprehensive loss attributable to noncontrolling interests	12,908	15,976	40,543	21,358
Comprehensive loss attributable to Genesis Healthcare, Inc.	$(22,866)	$(19,499)	$(65,415)	$(131,795)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(106,986)	$(153,186)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash interest and leasing arrangements, net	47,639	47,605
Other non-cash charges and gains, net	(42,910)	(7,345)
Share based compensation	3,180	25,903
Depreciation and amortization	129,718	113,693
Provision for losses on accounts receivable	56,174	45,509
Equity in net income of unconsolidated affiliates	(1,260)	(513)
Provision (benefit) for deferred taxes	3,998	(23,306)
Loss on early extinguishment of debt	468	—
Changes in assets and liabilities:
Accounts receivable	(103,078)	(78,695)
Accounts payable and other accrued expenses and other	36,572	22,606
Net cash provided by (used in) operating activities	23,515	(7,729)
Cash flows from investing activities:
Capital expenditures	(47,897)	(36,858)
Purchases of marketable securities	(34,992)	(21,836)
Proceeds on maturity or sale of marketable securities	46,274	17,423
Net change in restricted cash and equivalents	388	(5,475)
Sale of investment in joint venture	1,010	26,358
Purchases of inpatient assets, net of cash acquired	(69,482)	(9,703)
Sales of assets	148,347	1,263
Restricted deposits	(5,843)	—
Investments in joint venture	(612)	—
Other, net	1,631	(39)
Net cash provided by (used in) investing activities	38,824	(28,867)
Cash flows from financing activities:
Borrowings under revolving credit facility	467,000	366,500
Repayments under revolving credit facility	(459,000)	(328,000)
Proceeds from issuance of long-term debt	182,986	360,000
Proceeds from tenant improvement draws under lease arrangements	1,109	95
Repayment of long-term debt	(263,933)	(341,893)
Debt issuance costs	(4,826)	(17,775)
Distributions to noncontrolling interests and stockholders	(540)	(6,916)
Net cash (used in) provided by financing activities	(77,204)	32,011
Net decrease in cash and cash equivalents	(14,865)	(4,585)
Cash and cash equivalents:
Beginning of period	61,543	87,548
End of period	$46,678	$82,963
Supplemental cash flow information:
Interest paid	$224,072	$200,087
Net taxes (refunded) paid	(13,984)	13,669
Non-cash financing activities:
Capital leases	$(49,622)	$43,322
Financing obligations	7,928	26,479
Assumption of long-term debt	—	436,776

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)General Information

Description of Business

Genesis Healthcare, Inc. is a healthcare services company that through its subsidiaries (collectively, the Company) owns and operates skilled nursing facilities, assisted/senior living facilities and a rehabilitation therapy business.  The Company has an administrative services company that provides a full complement of administrative and consultative services that allows its affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. The Company provides inpatient services through 509 skilled nursing, assisted/senior living and behavioral health centers located in 34 states.  Revenues of the Company’s owned, leased and otherwise consolidated centers constitute approximately 85% of its revenues.

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

The Company provides an array of other specialty medical services, including management services, physician services, staffing services, and other healthcare related services, which comprise the balance of the Company’s revenues.

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

The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that “most significantly impact” the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's composition of variable interest entities was not material at June 30, 2016.

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

The Company’s financial position at June 30, 2016 includes the impact of certain significant transactions and events, as disclosed within Note 3 – “Significant Transactions and Events.”

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which changes the requirements for recognizing revenue when entities enter into contracts with customers. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is not permitted. The Company is still evaluating the effect, if any, ASU 2014-09 will have on the Company’s consolidated financial condition and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (ASU 2014-15), requiring management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide disclosures in certain circumstances.  ASU 2014-15 is effective for annual and interim periods ending after December 31, 2016.  The Company is still evaluating the effect, if any, ASU 2014-15 will have on its consolidated financial condition and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which is intended to improve the recognition and measurement of financial instruments. The new guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted under certain circumstances. The Company is still evaluating the effect, if any, ASU 2016-01 will have on its consolidated financial condition and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. The guidance is effective for annual and interim periods beginning after December 15, 2018, and will require application of the new guidance at the beginning of the earliest comparable period presented. Early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition. The adoption of ASU 2016-02 is expected to have a material impact on the Company’s financial position. The Company is still evaluating the impact on its results of operations and does not expect the adoption of this standard to have an impact on liquidity.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which is intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted.  The Company is still evaluating the effect, if any, ASU 2016-09 will have on its consolidated financial condition and results of operations.

(2)Certain Significant Risks and Uncertainties

Revenue Sources

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care facilities that utilize its rehabilitation therapy and other services.  The Company’s inpatient services segment derives approximately 78% of its revenue from Medicare and various state Medicaid programs.  The following table depicts the Company’s inpatient services segment revenue by source for the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Medicare	24%	26%	25%	27%
Medicaid	54%	52%	53%	51%
Insurance	12%	12%	12%	12%
Private and other	10%	10%	10%	10%
Total	100%	100%	100%	100%

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Pro forma information

The acquired business contributed net revenues of $382.6 million and net loss of $9.5 million to the Company for the period from February 1, 2015 to June 30, 2015. The unaudited pro forma net effect of the Combination assuming the acquisition occurred as of January 1, 2015 is as follows (in thousands, except per share amounts):

Pro forma
six months ended
June 30, 2015
Revenues	$2,833,764
Loss attributable to Genesis Healthcare, Inc.	(30,846)

Loss per common share:
Basic	$(0.35)
Diluted	$(0.35)

The unaudited pro forma financial data have been derived by combining the historical financial results of the Company and the operations acquired in the Combination for the periods presented. The unaudited results of operations include transaction and financing costs totaling $86.9 million incurred by both the Company and Skilled in connection with the Combination. These costs have been eliminated from the results of operations for the three and six months ended June 30, 2015 for purposes of the pro forma financial presentation.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Effective May 1, 2016, the Company completed the sale and received $72 million in cash and a $12 million short-term note.  The sale resulted in a gain of $43.8 million.  The cash proceeds were used to pay down partially the Company’s Term Loan Facility.  See Note 7 – “Long-Term Debt – Term Loan Facility.”

HUD Insured Loans

In the three and six months ended June 30, 2016, the Company closed on the HUD insured financings of eight and 18 skilled nursing facilities for $61.2 million and $129.1 million, respectively.  The total proceeds from the financings were used to pay down partially the Real Estate Bridge Loans.  See Note 7 – “Long-Term Debt – Real Estate Bridge Loans.”

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

The computations of basic and diluted EPS are consistent with any potentially dilutive adjustments to the numerator or denominator being anti-dilutive and therefore excluded from the dilutive calculation. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
Loss from continuing operations	$(36,019)	$(33,214)	$(107,009)	$(151,576)
Less: Net loss attributable to noncontrolling interests	(12,985)	(15,750)	(40,974)	(21,434)
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(23,034)	$(17,464)	$(66,035)	$(130,142)
Income (loss) from discontinued operations, net of taxes	61	(1,722)	23	(1,610)
Net loss attributable to Genesis Healthcare, Inc.	$(22,973)	$(19,186)	$(66,012)	$(131,752)
Denominator:
Weighted average shares outstanding for basic and diluted net loss per share	89,421	89,211	89,310	82,279
Basic and diluted net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(0.26)	$(0.20)	$(0.74)	$(1.58)
Income (loss) from discontinued operations, net of taxes	0.00	(0.02)	0.00	(0.02)
Net loss attributable to Genesis Healthcare, Inc.	$(0.26)	$(0.22)	$(0.74)	$(1.60)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following were excluded from net loss attributable to Genesis Healthcare, Inc. and the weighted-average diluted shares computation for the three and six months ended June 30, 2016 and 2015, as their inclusion would have been anti-dilutive (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
	Net loss		Net loss		Net loss		Net loss
	attributable to		attributable to		attributable to		attributable to
	Genesis	Antidilutive	Genesis	Antidilutive	Genesis	Antidilutive	Genesis	Antidilutive
	Healthcare, Inc.	shares	Healthcare, Inc.	shares	Healthcare, Inc.	shares	Healthcare, Inc.	shares
Exchange of restricted stock units of noncontrolling interests	$(7,504)	64,461	$(7,088)	64,461	$(29,833)	64,461	$(11,306)	53,066
Employee and director unvested restricted stock units	—	(2,442)	—	38	—	(2,656)	—	19

Because the Company is in a net loss position for the three and six months ended June 30, 2016, the combined impact of the assumed conversion of the approximate 42% noncontrolling interest to common stock and the related tax implications are anti-dilutive to EPS.  As of June 30, 2016, there were 64,449,380 units attributed to the noncontrolling interests outstanding.  In addition to the outstanding units attributed to the noncontrolling interests, the conversion of all of those units will result in the issuance of an incremental 11,222 shares of Class A common stock.  On June 3, 2015, the shareholders approved the 2015 Omnibus Equity Incentive Plan, which authorized the grant of 4,116,870 restricted stock units to employees and 178,218 restricted stock units to non-employee directors. In the three months ended June 30, 2016, 984,849 shares vested and 849,233 were issued with respect to the June 3, 2015 grant.  On October 26, 2015, an additional 653,130 restricted stock units were granted to employees. On June 8, 2016, an additional 4,339,932 restricted stock units were granted to employees and 360,000 restricted stock units to non-employee directors.  Because the Company is in a net loss position for the three and six months ended June 30, 2016, the combined impact of the grants under the 2015 Omnibus Equity Incentive Plan to common stock and the related tax implications are anti-dilutive to EPS.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(5)Segment Information

The Company has three reportable operating segments: (i) inpatient services; (ii) rehabilitation therapy services; and (iii) other services. For additional information on these reportable segments see Note 1 – “General Information – Description of Business.”

A summary of the Company’s segmented revenues follows:

	Three months ended June 30,
	2016		2015		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
Revenues:
Inpatient services:
Skilled nursing facilities	$1,194,326	83.0%	$1,164,674	82.0%	$29,652	2.5%
Assisted/Senior living facilities	30,431	2.1%	36,206	2.6%	(5,775)	(16.0)%
Administration of third party facilities	2,870	0.2%	2,828	0.2%	42	1.5%
Elimination of administrative services	(362)	—%	(523)	—%	161	(30.8)%
Inpatient services, net	1,227,265	85.3%	1,203,185	84.8%	24,080	2.0%

Rehabilitation therapy services:
Total therapy services	275,049	19.1%	274,133	19.3%	916	0.3%
Elimination intersegment rehabilitation therapy services	(103,472)	(7.2)%	(110,002)	(7.7)%	6,530	(5.9)%
Third party rehabilitation therapy services	171,577	11.9%	164,131	11.6%	7,446	4.5%

Other services:
Total other services	45,334	3.2%	61,409	4.3%	(16,075)	(26.2)%
Elimination intersegment other services	(5,818)	(0.4)%	(9,250)	(0.7)%	3,432	(37.1)%
Third party other services	39,516	2.8%	52,159	3.6%	(12,643)	(24.2)%

Net revenues	$1,438,358	100.0%	$1,419,475	100.0%	$18,883	1.3%

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six months ended June 30,
	2016		2015		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
Revenues:
Inpatient services:
Skilled nursing facilities	$2,402,759	82.5%	$2,269,665	82.2%	$133,094	5.9%
Assisted/Senior living facilities	61,350	2.1%	69,862	2.5%	(8,512)	(12.2)%
Administration of third party facilities	5,949	0.2%	5,499	0.2%	450	8.2%
Elimination of administrative services	(737)	—%	(1,024)	—%	287	(28.0)%
Inpatient services, net	2,469,321	84.8%	2,344,002	84.9%	125,319	5.3%

Rehabilitation therapy services:
Total therapy services	560,161	19.3%	537,184	19.4%	22,977	4.3%
Elimination intersegment rehabilitation therapy services	(209,904)	(7.2)%	(215,908)	(7.8)%	6,004	(2.8)%
Third party rehabilitation therapy services	350,257	12.1%	321,276	11.6%	28,981	9.0%

Other services:
Total other services	101,960	3.5%	113,955	4.1%	(11,995)	(10.5)%
Elimination intersegment other services	(10,962)	(0.4)%	(16,757)	(0.6)%	5,795	(34.6)%
Third party other services	90,998	3.1%	97,198	3.5%	(6,200)	(6.4)%

Net revenues	$2,910,576	100.0%	$2,762,476	100.0%	$148,100	5.4%

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the Company’s unaudited condensed consolidated statement of operations follows:

	Three months ended June 30, 2016
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$1,227,627	$275,049	$45,220	$114	$(109,652)	$1,438,358
Salaries, wages and benefits	572,676	229,533	30,484	—	—	832,693
Other operating expenses	428,550	19,683	11,580	—	(109,652)	350,161
General and administrative costs	—	—	—	45,026	—	45,026
Provision for losses on accounts receivable	24,324	4,795	608	(46)	—	29,681
Lease expense	36,006	23	410	529	—	36,968
Depreciation and amortization expense	60,056	3,074	328	4,495	—	67,953
Interest expense	110,057	15	4	23,784	—	133,860
Loss on extinguishment of debt	—	—	—	468	—	468
Investment income	—	—	—	(658)	—	(658)
Other income	—	—	—	(42,923)	—	(42,923)
Transaction costs	—	—	—	4,993	—	4,993
Skilled Healthcare and other loss contingency expense	—	—	—	13,566	—	13,566
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,174)	677	(497)
(Loss) income before income tax expense	(4,042)	17,926	1,806	(47,946)	(677)	(32,933)
Income tax expense	—	—	—	3,086	—	3,086
(Loss) income from continuing operations	$(4,042)	$17,926	$1,806	$(51,032)	$(677)	$(36,019)

	Three months ended June 30, 2015
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$1,203,708	$274,133	$60,338	$1,071	$(119,775)	$1,419,475
Salaries, wages and benefits	562,682	220,782	37,462	—	—	820,926
Other operating expenses	430,954	19,595	17,463	—	(119,776)	348,236
General and administrative costs	—	—	1	43,482	—	43,483
Provision for losses on accounts receivable	17,271	4,106	779	(43)	—	22,113
Lease expense	37,738	14	747	460	—	38,959
Depreciation and amortization expense	51,032	3,032	198	(657)	—	53,605
Interest expense	105,815	1	10	20,683	(124)	126,385
Investment (income) loss	—	—	—	(555)	124	(431)
Other loss	—	—	—	50	—	50
Transaction costs	—	—	—	2,642	—	2,642
Skilled Healthcare and other loss contingency expense	—	—	—	1,500	—	1,500
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(928)	568	(360)
(Loss) income before income tax benefit	(1,784)	26,603	3,678	(65,563)	(567)	(37,633)
Income tax benefit	—	—	—	(4,419)	—	(4,419)
(Loss) income from continuing operations	$(1,784)	$26,603	$3,678	$(61,144)	$(567)	$(33,214)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six months ended June 30, 2016
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$2,470,058	$560,161	$101,744	$216	$(221,603)	$2,910,576
Salaries, wages and benefits	1,161,578	469,969	68,863	—	—	1,700,410
Other operating expenses	867,249	40,024	25,588	—	(221,603)	711,258
General and administrative costs	—	—	—	93,453	—	93,453
Provision for losses on accounts receivable	47,669	7,443	1,154	(92)	—	56,174
Lease expense	72,302	47	940	995	—	74,284
Depreciation and amortization expense	113,895	6,194	642	8,987	—	129,718
Interest expense	219,046	29	20	49,946	—	269,041
Loss on extinguishment of debt	—	—	—	468	—	468
Investment income	—	—	—	(1,139)	—	(1,139)
Other income	—	—	—	(42,911)	—	(42,911)
Transaction costs	—	—	—	6,747	—	6,747
Skilled Healthcare and other loss contingency expense	—	—	—	15,192	—	15,192
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(2,286)	1,026	(1,260)
(Loss) income before income tax expense	(11,681)	36,455	4,537	(129,144)	(1,026)	(100,859)
Income tax expense	—	—	—	6,150	—	6,150
(Loss) income from continuing operations	$(11,681)	$36,455	$4,537	$(135,294)	$(1,026)	$(107,009)

	Six months ended June 30, 2015
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$2,345,026	$537,184	$112,674	$1,281	$(233,689)	$2,762,476
Salaries, wages and benefits	1,105,374	435,579	70,706	—	—	1,611,659
Other operating expenses	827,496	34,994	31,996	—	(233,689)	660,797
General and administrative costs	—	—	3	85,013	—	85,016
Provision for losses on accounts receivable	36,344	7,933	1,318	(86)	—	45,509
Lease expense	73,266	55	1,206	851	—	75,378
Depreciation and amortization expense	99,257	5,899	560	7,822	—	113,538
Interest expense	209,469	2	20	38,454	(247)	247,698
Loss on extinguishment of debt	—	—	—	3,234	—	3,234
Investment (income) loss	—	—	—	(1,094)	247	(847)
Other income	—	—	—	(7,560)	—	(7,560)
Transaction costs	—	—	—	88,710	—	88,710
Skilled Healthcare loss contingency expense	—	—	—	1,500	—	1,500
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,457)	944	(513)
(Loss) income before income tax benefit	(6,180)	52,722	6,865	(214,106)	(944)	(161,643)
Income tax benefit	—	—	—	(10,067)	—	(10,067)
(Loss) income from continuing operations	$(6,180)	$52,722	$6,865	$(204,039)	$(944)	$(151,576)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the segment assets as of June 30, 2016 compared to December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Inpatient services	$5,324,300	$5,437,518
Rehabilitation services	453,213	442,969
Other services	62,539	91,775
Corporate and eliminations	92,966	87,687
Total assets	$5,933,018	$6,059,949

The following table presents segment goodwill as of June 30, 2016 compared to December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Inpatient services	$358,866	$357,649
Rehabilitation services	73,814	73,098
Other services	11,828	39,272
Total goodwill	$444,508	$470,019

(6)Property and Equipment

Property and equipment consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Land, buildings and improvements	$714,872	$714,766
Capital lease land, buildings and improvements	840,139	903,977
Financing obligation land, buildings and improvements	2,655,875	2,644,307
Equipment, furniture and fixtures	440,077	436,300
Construction in progress	35,249	24,665
Gross property and equipment	4,686,212	4,724,015
Less: accumulated depreciation	(728,967)	(638,768)
Net property and equipment	$3,957,245	$4,085,247

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(7)Long-Term Debt

Long-term debt at June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Revolving credit facilities, net of debt issuance costs of $8,766 at June 30, 2016 and $10,254 at December 31, 2015	$362,234	$352,746
Term loan facility, net of original issue discount of $5,525 at June 30, 2016 and $7,475 at December 31, 2015, and net of debt issuance costs of $7,487 at June 30, 2016 and $10,129 at December 31, 2015	140,430	210,842
Real estate bridge loans, net of debt issuance costs of $6,396 at June 30, 2016 and $9,567 at December 31, 2015	358,351	484,533
HUD insured loans, net of debt issuance costs of $5,368 at June 30, 2016 and $1,395 at December 31, 2015	230,186	106,250
Mortgages and other secured debt (recourse)	13,586	13,934
Mortgages and other secured debt (non-recourse), net of debt issuance costs of $154 at June 30, 2016 and $176 at December 31, 2015	29,799	30,331
	1,134,586	1,198,636
Less: Current installments of long-term debt	(8,328)	(12,477)
Long-term debt	$1,126,258	$1,186,159

Revolving Credit Facilities

The Company’s revolving credit facilities (the Revolving Credit Facilities) consist of a senior secured, asset-based revolving credit facility of up to $550 million under three separate tranches:  Tranche A-1, Tranche A-2 and FILO Tranche.  Interest accrues at a per annum rate equal to either (x) a base rate (calculated as the highest of the (i) prime rate, (ii) the federal funds rate plus 3.00%, or (iii) LIBOR plus the excess of the applicable margin between LIBOR loans and base rate loans) plus an applicable margin or (y) LIBOR plus an applicable margin.  The applicable margin is based on the level of commitments for all three tranches, and in regards to LIBOR loans (i) for Tranche A-1 ranges from 3.25% to 2.75%; (ii) for Tranche A-2 ranges from 3.00% to 2.50%; and (iii) for FILO Tranche is 5.00%.  The Revolving Credit Facilities mature on February 2, 2020, provided that if the Skilled Real Estate Bridge Loan (defined below) or the Revera Real Estate Bridge Loan (defined below) is not refinanced with longer term debt or their terms not extended prior to their extension option maturities of February 23, 2018 and May 29, 2018, respectively, the Revolving Credit Facilities will mature 90 days prior to such maturity date, as applicable (November 23, 2017 and February 28, 2018, respectively).  Borrowing levels under the Revolving Credit Facilities are limited to a borrowing base that is computed based upon the level of the Company’s eligible accounts receivable, as defined therein.  In addition to paying interest on the outstanding principal borrowed under the Revolving Credit Facilities, the Company is required to pay a commitment fee to the lenders for any unutilized commitments.  The commitment fee rate ranges from 0.375% per annum to 0.50% depending upon the level of unused commitment.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Borrowings and interest rates under the three tranches were as follows at June 30, 2016:

		Weighted
		Average
Revolving credit facility	Borrowings	Interest
FILO tranche	$25,000	5.87%
Tranche A-1	296,000	4.69%
Tranche A-2	50,000	3.63%
	$371,000	4.62%

As of June 30, 2016, the Company had a total borrowing base capacity of $550.0 million with outstanding borrowings under the Revolving Credit Facilities of $371.0 million and $68.4 million of drawn letters of credit securing insurance and lease obligations, leaving the Company with approximately $110.6 million of available borrowing capacity under the Revolving Credit Facilities.

On July 29, 2016, the Company entered into an amendment (the ABL Amendment) to its Revolving Credit Facilities. Among other things, the ABL Amendment (i) modifies financial covenants effective June 30, 2016 to provide additional flexibility to the Company; (ii) permits the Company to enter into certain other transactions; and (iii) increases the interest rate margin applicable to the revolving loans under the ABL Credit Agreement (the New Applicable Margin). The New Applicable Margin for LIBOR loans increased (i) for Tranche A-1 loans, from a range of 2.75% to 3.25% to a range of 3.00% to 3.50%, (ii) for Tranche A-2 loans, from a range of 2.50% to 3.00% to a range of 3.00% to 3.50% and (iii) for FILO Tranche, from 5.00% to 6.00%.  The New Applicable Margin for Base Rate (calculated as the highest of the (i) prime rate, (ii) the federal funds rate plus 3.00%, or (iii) LIBOR plus the excess of the applicable margin between LIBOR loans and base rate loans) loans increased (i) for Tranche A-1 loans, from a range of 1.75% to 2.25% to a range of 2.00% to 2.50%, (ii) for Tranche A-2 loans, from a range of 1.50% to 2.00% to a range of 2.00% to 2.50% and (iii) for FILO Tranche, from 4.00% to 5.00%.

The amended Revolving Credit Facilities contain financial, affirmative and negative covenants, and events of default effective as of June 30, 2016 that are substantially identical to those of the New Term Loan Agreement (as defined below), but also contain a minimum liquidity covenant and a springing minimum fixed charge coverage covenant tied to the minimum liquidity requirement.  The most restrictive financial covenant is the maximum leverage ratio which requires the Company to maintain a leverage ratio, as defined, of no more than 6.0 to 1.0 through March of 2017 and stepping down over the course of the loan to 4.0 to 1.0 beginning in 2020.

Term Loan Facility and New Term Loan Agreement

The five-year term loan facility (Term Loan Facility) was secured by a first priority lien on the membership interests in the Company and on substantially all of the Company’s and its subsidiaries’ assets other than collateral held on a first priority basis by the Revolving Credit Facilities lender.  Borrowings under the Term Loan Facility bore interest at a rate per annum equal to the applicable margin plus, at the Company’s option, either (x) LIBOR or (y) a base rate determined by reference to the highest of (i) the lender defined prime rate, (ii) the federal funds rate effective plus one half of one percent and (iii) LIBOR described in subclause (x) plus 1.0%.  LIBOR based loans were subject to an interest rate floor of 1.5% and base rate loans were subject to a floor of 2.5%.  The Term Loan Facility was set to mature on the earliest of (i) December 4, 2017 and (ii) 90 days prior to the maturity of the Skilled Real Estate Bridge Loan, including extensions.  As of June 30, 2016, the Term Loan Facility had an outstanding principal balance of $153.4 million.  Base rate borrowings under the Term Loan Facility bore interest of approximately 11.0% at June 30, 2016.  One-month LIBOR borrowings under the Term Loan Facility bore interest of approximately 10.0% at June 30, 2016.

Principal payments for the six months ended June 30, 2016 were $75.0 million, which includes $72 million in cash proceeds received in connection with the sale of the Company’s hospice and home health business effective May 1, 2016.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

See Note 3 – “Significant Transactions and Events – Sale of Hospice and Home Health.” The Term Loan Facility amortizes at a rate of 5% per annum.  The lenders have the right to elect ratable principal payments or defer principal recoupment until the end of the term.

On July 29, 2016, the Company paid the outstanding balance of $153.4 million under the Term Loan Facility.  In addition, the Company paid an early termination fee of approximately $3.1 million. The Term Loan Facility and all guarantees and liens related thereto were terminated upon such payments.

On July 29, 2016, the Company and certain of its affiliates, including FC-GEN Operations Investment, LLC (the Borrower) entered into a four year term loan agreement (the New Term Loan Agreement) with an affiliate of Welltower Inc. (Welltower) and an affiliate of Omega Healthcare Investors, Inc. (Omega).  The New Term Loan Agreement provides for term loans (the New Term Loans) in the aggregate principal amount of $120.0 million, with scheduled annual amortization of 2.5% of the initial principal balance in years one and two, and 6.0% in years three and four.  Borrowings under the New Term Loan Agreement bear interest at a rate equal to a base rate (subject to a floor of 1.00%) or an ABR rate (subject to a floor of 2.0%), plus in each case a specified applicable margin.   The initial applicable margin for base rate loans is 13.0% per annum and the initial applicable margin for ABR rate loans is 12.0% per annum.  At the Company’s election, with respect to either base rate or ABR rate loans, up to 2.0% of the interest may be paid either in cash or paid-in-kind.  The proceeds of the New Term Loan, along with cash on hand, were used to repay all outstanding term loans and other obligations under the Term Loan Facility.

The New Term Loan Agreement is secured by a first priority lien on the equity interests of the subsidiaries of the Company and the Borrower as well as certain other assets of the Company, the Borrower and their subsidiaries, subject to certain exceptions.  The New Term Loan Agreement is also secured by a junior lien on the assets that secure the Revolving Credit Facilities, as amended, on a first priority basis.

Welltower and Omega, or their respective affiliates, are each currently landlords under certain master lease agreements to which the Company and/or its affiliates are tenants.  In addition, Welltower currently provides funding, pursuant to two bridge loans, to certain affiliates of the Company.

The New Term Loan Agreement contains financial, affirmative and negative covenants, and events of default that are customary for debt securities of this type.  Financial covenants include four maintenance covenants which require the Company to maintain a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures.  The most restrictive financial covenant is the maximum leverage ratio which requires the Company to maintain a leverage ratio, as defined therein, of no more than 6.0 to 1.0 through March of 2017 and stepping down over the course of the loan to 4.0 to 1.0 beginning in 2020.

Real Estate Bridge Loans

In connection with the Combination on February 2, 2015, the Company entered into a $360.0 million real estate bridge loan (the Skilled Real Estate Bridge Loan), which is secured by a mortgage lien on the real property of 67 facilities and a second lien on certain receivables of the operators of such facilities.  The Skilled Real Estate Bridge Loan is subject to a 24-month term with two extension options of 90 days each followed by one extension option of 180 days.  The loan accrues interest at a rate equal to LIBOR, plus 6.75%, plus an additional margin that ranges up to 7.00% based on the aggregate number of days the Skilled Real Estate Bridge Loan is outstanding.  The interest rate is also subject to a LIBOR interest rate floor of 0.5%.  The Skilled Real Estate Bridge Loan bore interest of 11.75% at June 30, 2016.  The Skilled Real Estate Bridge Loan is subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and / or refinance of the underlying facilities such net proceeds are required to be used to repay the outstanding principal balance of the Skilled Real Estate Bridge Loan.   The proceeds of the Skilled Real Estate Bridge Loan were used to repay Skilled’s first lien senior secured term loan, repay Skilled’s mortgage loans and asset based revolving credit facility with MidCap Financial

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

with excess proceeds used to fund direct costs of the Combination with the Company.  The Skilled Real Estate Bridge Loan has an outstanding principal balance of $176.7 million at June 30, 2016.

In connection with the acquisition of 19 skilled nursing facilities on December 1, 2015 from Revera Assisted Living, Inc. (Revera), the Company entered into a $134.1 million real estate bridge loan (the Revera Real Estate Bridge Loan and, together with the Skilled Real Estate Bridge Loan, the Welltower Real Estate Bridge Loans), which is secured by a mortgage lien on the real property of 15 facilities.  The Revera Real Estate Bridge Loan is subject to a 24-month term with two extension options of 90 days each and accrues interest at a rate equal to LIBOR, plus 6.75%, plus an additional margin that ranges up to 7.00% based on the aggregate number of days the Revera Real Estate Bridge Loan is outstanding, plus 0.25% multiplied by the result of dividing the number of percentage points by which the loan-to-value ratio, defined as the ratio, expressed as a percentage, of (i) the outstanding principal balance to (ii) the total appraised value of the facilities as of the closing date, exceeds 75% by five.  The interest rate is also subject to a LIBOR interest rate floor of 0.5%.  The Revera Real Estate Bridge Loan bore interest of 8.50% at June 30, 2016.  The Revera Real Estate Bridge Loan is subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and / or refinance of the underlying facilities such net proceeds are required to be used to repay the outstanding principal balance of the Revera Real Estate Bridge Loan.  The proceeds of the Revera Real Estate Bridge Loan were used to finance the acquisition of 15 Revera facilities.  The Revera Real Estate Bridge Loan has an outstanding principal balance of $134.1 million at June 30, 2016.

On April 1, 2016, the Company acquired one skilled nursing facility and entered into a $9.9 million real estate bridge loan.  On May 23, 2016, the Company acquired the real property of five skilled nursing facilities it operated under a leasing arrangement and entered into a $44.0 million real estate bridge loan (collectively, the Other Real Estate Bridge Loans).  Each of the Other Real Estate Bridge Loans has a term of three years and accrues interest at a rate equal to LIBOR plus a margin of 4.00%. The Other Real Estate Bridge Loans bore interest of 4.50% at June 30, 2016. The Other Real Estate Bridge Loans are subject to payments primarily of interest only, with some principal payments in the second and third years, during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and / or refinance of the underlying facilities such net proceeds are required to be used to pay down the outstanding principal balance of the Other Real Estate Bridge Loans.  The Other Real Estate Bridge Loans have an outstanding principal balance of $53.9 million at June 30, 2016.

HUD Insured Loans

As of June 30, 2016, the Company has 29 skilled nursing facility loans insured by the U.S. Department of Housing and Urban Development (HUD). The HUD insured loans have an original amortization term of 30 to 35 years. As of June 30, 2016 the Company has HUD insured loans with a combined aggregate principal balance of $221.3 million, including a $14.3 million debt premium on 10 skilled nursing facility loans established in purchase accounting in connection with the Combination.

These loans have an average remaining term of 32 years with fixed interest rates ranging from 3.1% to 4.6% and a weighted average interest rate of 3.7%. Depending on the mortgage agreement, prepayments are generally allowed only after 12 months from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required thereafter. Any further HUD insured loans will require additional HUD approval.

All HUD insured loans are non-recourse loans to the Company. All loans are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of June 30, 2016, the Company has total escrow reserve funds of $12.9 million with the loan servicer that are reported within prepaid expenses.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other Debt

Mortgages and other secured debt (recourse). The Company carries mortgage loans and notes payable on certain of its corporate office buildings and other acquired assets.  The loans are secured by the underlying real property and have fixed or variable rates of interest ranging from 2.2% to 6.0% at June 30, 2016, with maturity dates ranging from 2018 to 2020.

Mortgages and other secured debt (non-recourse). Loans are carried by certain of the Company’s consolidated joint ventures.  The loans consist principally of revenue bonds and secured bank loans.  Loans are secured by the underlying real and personal property of individual facilities and have fixed or variable rates of interest ranging from 2.5% to 22.7%,  with a weighted average interest rate of 4.2%, at June 30, 2016.  Maturity dates range from 2018 to 2034.  Loans are labeled “non-recourse” because neither the Company nor any of its wholly owned subsidiaries is obligated to perform under the respective loan agreements.

Debt Covenants

The Revolving Credit Facilities, the New Term Loan Agreement and the Welltower Real Estate Bridge Loans (collectively, the Credit Facilities) each contain a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company and its subsidiaries.  The Credit Facilities also require the Company to meet defined financial covenants, including interest coverage ratio, a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, all as defined in the applicable agreements.  The Credit Facilities also contain other customary covenants and events of default and cross default.  Following the amendments to certain of these agreements, which are effective June 30, 2016, the Company is in compliance with all covenants contained in the Credit Facilities.

The Company’s ability to maintain compliance with its debt covenants depends in part on management’s ability to increase revenue and control costs.  Should the Company fail to comply with its debt covenants at a future measurement date, it could, absent necessary and timely waivers and/or amendments, be in default under certain of its existing credit  agreements.  To the extent any cross-default provisions may apply, the default could have an even more significant impact on the Company’s financial position.

As of June 30, 2016, considering the combination of scheduled debt maturities or accelerated maturity features in other debt agreements, the Company has $468.9 million in debt obligations due in the next two years. The liquidity and financial condition of the Company will be adversely impacted in the event these obligations cannot be extended or refinanced prior to their scheduled or accelerated maturity dates.  The table below does not reflect the effect of the New Term Loan and the ABL Amendment executed on July 29, 2016.

The maturity of total debt of $1,134.6 million at June 30, 2016 is as follows (in thousands):

Twelve months ended June 30,
2017	$8,328
2018	460,556
2019	67,212
2020	368,260
2021	6,511
Thereafter	223,719
Total debt maturity	$1,134,586

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(8)Leases and Lease Commitments

The Company leases certain facilities under capital and operating leases.  Future minimum payments for the next five years and thereafter under such leases at June 30, 2016 are as follows (in thousands):

Twelve months ended June 30,	Capital Leases	Operating Leases
2017	$93,041	$139,555
2018	89,929	137,912
2019	91,880	135,339
2020	94,163	134,828
2021	96,369	117,749
Thereafter	3,237,791	226,183
Total future minimum lease payments	3,703,173	$891,566
Less amount representing interest	(2,691,010)
Capital lease obligation	1,012,163
Less current portion	(1,849)
Long-term capital lease obligation	$1,010,314

Capital Lease Obligations

The capital lease obligations represent the present value of minimum lease payments under such capital lease and cease use arrangements and bear imputed interest at rates ranging from 3.5% to 12.8% at June 30, 2016, and mature at dates ranging from 2016 to 2047.

Deferred Lease Balances

At June 30, 2016 and December 31, 2015, the Company had $50.3 million and $54.7 million, respectively, of favorable leases net of accumulated amortization, included in identifiable intangible assets, and $31.9 million and $35.5 million, respectively, of unfavorable leases net of accumulated amortization included in other long-term liabilities on the consolidated balance sheet.  Favorable and unfavorable lease assets and liabilities arise through the acquisition of operating leases in place that requires those contracts be recorded at their then fair value.  The fair value of a lease is determined through a comparison of the actual rental rate with rental rates prevalent for similar assets in similar markets.  A favorable lease asset to the Company represents a rental stream that is below market, and conversely an unfavorable lease is one with its cost above market rates.  These assets and liabilities amortize as lease expense over the remaining term of the respective leases on a straight-line basis.  At June 30, 2016 and December 31, 2015, the Company had $29.3 million and $27.3 million, respectively, of deferred straight-line rent balances included in other long-term liabilities on the consolidated balance sheet.

Lease Covenants

Certain lease agreements contain a number of restrictive covenants that, among other things, and subject to certain exceptions, impose operating and financial restrictions on the Company and its subsidiaries.  These leases also require the Company to meet defined financial covenants, including a minimum level of consolidated liquidity, a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage.

On July 29, 2016, the Company entered into amendments to its master lease agreements with Welltower, Sabra Health Care REIT, Inc. (Sabra) and Omega (collectively, the Master Lease Amendments).  Among other things, the Master Lease Amendments modified financial covenants effective as of June 30, 2016 to provide the Company with additional flexibility.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Master Lease Amendments each contain a number of financial, affirmative and negative covenants.  Following the amendments to these agreements, which are effective June 30, 2016, the Company is in compliance with all covenants contained in the Master Lease Amendments.

At June 30, 2016, the Company did not meet certain financial covenants contained in three leases related to 11 of its facilities.  The Company is and expects to continue to be current in the timely payment of its obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of the Company’s other loan or lease agreements.  The Company will continue to work with the related credit parties to amend such leases and the related financial covenants.  The Company does not believe the breach of such financial covenants at June 30, 2016 will have a material adverse impact on it.  The Company has been afforded certain cure rights to such defaults by posting collateral in the form of additional letters of credit or security deposit.

The Company’s ability to maintain compliance with its lease covenants depends in part on management’s ability to increase revenue and control costs.  Due to continuing changes in the healthcare industry, as well as the uncertainty with respect to changing referral patterns, patient mix, and reimbursement rates, it is possible that future operating performance may not generate sufficient operating results to maintain compliance with its quarterly lease covenant compliance requirements. Should the Company fail to comply with its lease covenants at a future measurement date, it could, absent necessary and timely waivers and/or amendments, be in default under certain of its existing lease agreements. To the extent any cross-default provisions may apply, the default could have an even more significant impact on the Company’s financial position.

(9)Financing Obligation

Future minimum payments for the next five years and thereafter under leases classified as financing obligations at June 30, 2016 are as follows (in thousands):

Twelve months ended June 30,
2017	$279,799
2018	288,243
2019	296,482
2020	304,961
2021	313,675
Thereafter	9,782,020
Total future minimum lease payments	11,265,180
Less amount representing interest	(8,156,016)
Financing obligations	$3,109,164
Less current portion	(1,431)
Long-term financing obligations	$3,107,733

(10)Income Taxes

The Company effectively owns 58% of FC-GEN, an entity taxed as a partnership for U.S. income tax purposes.  This is the Company’s only source of taxable income.  FC-GEN is subject to income taxes in several U.S. state and local

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

jurisdictions.  The income taxes assessed by these jurisdictions are included in the Company’s tax provision, but at its 58% ownership of FC-GEN.

For the three months ended June 30, 2016, the Company recorded an income tax expense of $3.1 million from continuing operations, representing an effective tax rate of (9.4)%, compared to an income tax benefit of $4.4 million from continuing operations, representing an effective tax rate of 11.7%, for the same period in 2015.

For the six months ended June 30, 2016, the Company recorded an income tax expense of $6.2 million from continuing operations, representing an effective tax rate of (6.1)%, compared to an income tax benefit of $10.1 million from continuing operations, representing an effective tax rate of 6.2%, for the same period in 2015.

The decrease in the effective tax rate for each of the respective periods is attributable to the full valuation allowance against the Company’s deferred tax assets, excluding the reversal of deferred tax liabilities related to indefinite-lived assets, and the Company’s deferred tax asset on its Bermuda captive insurance company’s discounted unpaid loss reserve.  On December 31, 2015, in assessing the requirement for, and amount of, a valuation allowance in accordance with the “more likely than not” standard, management determined that the Company would not realize its deferred tax assets and established a valuation allowance against the deferred tax assets.  As of June 30, 2016, management has determined that the valuation allowance is still necessary.  The Company’s Bermuda captive insurance company is expected to generate positive U.S. federal taxable income in 2016, with no net operating loss to offset its taxable income.

Beginning with the fourth quarter of 2014, the Company initiated rehabilitation therapy services within the People’s Republic of China.  In the quarter ended March 31, 2016, the Company initiated rehabilitation therapy services within Hong Kong.  At June 30, 2016, these business operations remain in their respective startup stage.  Management does not anticipate these operations will generate taxable income in the near term.  The operations currently do not have a material effect on the Company’s effective tax rate.

Exchange Rights and Tax Receivable Agreement

Following the Combination, the owners of FC-GEN will have the right to exchange their membership interests in FC-GEN for shares of Class A Common Stock of the Company or cash, at the Company’s option.  As a result of such exchanges, the Company’s membership interest in FC-GEN will increase and its purchase price will be reflected in its share of the tax basis of FC-GEN’s tangible and intangible assets.  Any resulting increases in tax basis are likely to increase tax depreciation and amortization deductions and, therefore, reduce the amount of income tax the Company would otherwise be required to pay in the future.  Any such increase would also decrease gain (or increase loss) on future dispositions of the affected assets.  There have been no exchanges for the three or six months ended June 30, 2016 and 2015, respectively.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The reserves for loss for workers’ compensation risks are discounted based on actuarial estimates of claim payment patterns using a discount rate of approximately 1% for each policy period presented. The discount rate for the current policy year is 0.96%. The discount rates are based upon the risk-free rate for the appropriate duration for the respective policy year. The removal of discounting would have resulted in an increased reserve for workers’ compensation risks of $8.5 million and $8.6 million as of June 30, 2016 and December 31, 2015, respectively. The reserves for general and professional liability are recorded on an undiscounted basis.

For the three months ended June 30, 2016 and 2015, the provision for general and professional liability risk totaled $35.3 million and $45.4 million, respectively.  For the six months ended June 30, 2016 and 2015, the provision for general and professional liability risk totaled $70.2 million and $71.6 million, respectively.  The reserves for general and professional liability were $390.0 million and $371.6 million as of June 30, 2016 and December 31, 2015, respectively.

For the three months ended June 30, 2016 and 2015, the provision for workers’ compensation risk totaled $3.9 million and $13.9 million, respectively.  For the six months ended June 30, 2016 and 2015, the provision for workers’ compensation risk totaled $22.1 million and $31.8 million, respectively.  The reserves for workers’ compensation risks were $215.8 million and $223.7 million as of June 30, 2016 and December 31, 2015, respectively.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Agreement in Principle on Financial Terms of a Settlement

In July 2016, the Company and the U.S. Department of Justice (the DOJ) reached an agreement in principle on the financial terms of a settlement regarding four matters arising out of the activities of Skilled or Sun Healthcare prior to their operations becoming part of the Company’s operations (collectively, the Successor Matters).  The four matters are: the Creekside Hospice Litigation, the Therapy Matters Investigation, the Staffing Matters Investigation and the SunDance Part B Therapy Matter (each as defined below).  The Company has agreed to the settlement in principle in order to resolve the allegations underlying the Successor Matters and to avoid the uncertainty and expense of litigation.

Based on the agreement in principle and in anticipation of the execution of final agreements and payment of a settlement amount of $52.7 million (the Settlement Amount), the Company recorded an additional loss contingency expense in the amount of $13.6 million in the second quarter of 2016, to increase its previously estimated and recorded liability.  The Company expects to remit the Settlement Amount to the government over a period of five (5) years, once the agreement has been fully documented.

The agreement in principle is subject to negotiation, completion and execution of appropriate implementing agreements, including a settlement agreement or agreements, which are expected to be finalized in the second half of 2016, and the final approval of the respective parties.  There can be no assurance that the Company will enter into a final settlement agreement with the DOJ.  At this time, management believes that the ultimate outcome of the Successor Matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows.

Creekside Hospice Litigation

On August 2, 2013, the United States Attorney for the District of Nevada and the Civil Division of the DOJ informed Skilled that its Civil Division was investigating Skilled, as well as its then subsidiary, Creekside Hospice II, LLC, for possible violations of federal and state healthcare fraud and abuse laws and regulations (the Creekside Hospice Litigation). Those laws could have included the federal False Claims Act (FCA) and the Nevada False Claims Act

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(NFCA). The FCA provides for civil and administrative fines and penalties, plus treble damages. The NFCA provides for similar fines and penalties, including treble damages. Violations of those federal or state laws could also subject the Company and/or its subsidiaries to exclusion from participation in the Medicare and Medicaid programs.

On or about August 6, 2014, in relation to the investigation the DOJ filed a notice of intervention in two pending qui tam proceedings filed by private party relators under the FCA and the NFCA and advised that it intended to take over the actions. The DOJ filed its complaint in intervention on November 25, 2014, against Creekside, Skilled Healthcare Group, Inc., and Skilled Healthcare, LLC, asserting, among other things, that certain claims for hospice services provided by Creekside in the time period 2010 to 2013 (prior to the Combination) did not meet Medicare requirements for reimbursement and were in violation of the civil False Claims Act.

Therapy Matters Investigation

In February 2015, representatives of the DOJ informed the Company that they were investigating the provision of therapy services at certain Skilled facilities from 2005 through 2013 (prior to the Combination) and may pursue legal action against the Company and certain of its subsidiaries including Hallmark Rehabilitation GP, LLC for alleged violations of the federal and state healthcare fraud and abuse laws and regulations related to such services (the Therapy Matters Investigation). Those laws could have included the FCA and similar state laws.

Staffing Matters Investigation

In February 2015, representatives of the DOJ informed the Company that it intended to pursue legal action against the Company and certain of its subsidiaries related to staffing and certain quality of care allegations at certain Skilled facilities that occurred prior to the Combination, related to the issues adjudicated against the Company and those subsidiaries in a previously disclosed class action lawsuit that Skilled settled in 2010 (the Staffing Matters Investigation). Those laws could have included the FCA and similar state laws.

SunDance Part B Therapy Matter

A subsidiary of Sun Healthcare, SunDance Rehabilitation Corp. (SunDance), operates an outpatient agency licensed to provide Medicare Part B therapy services at assisted/senior living facilities in Georgia and is a party to a qui tam proceeding that was filed by a private party relator under the FCA.  No SunDance agencies outside of Georgia are part of the qui tam proceeding. The Civil Division of the United States Attorney's Office for the District of Georgia has filed a notice of intervention in this matter in March 2016 and asserts that certain SunDance claims for therapy services did not meet Medicare requirements for reimbursement.

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

The tables below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
Assets:	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$46,678	$46,678	$—	$—
Restricted cash and equivalents	33,310	33,310	—	—
Restricted investments in marketable securities	154,637	154,637	—	—
Total	$234,625	$234,625	$—	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$61,543	$61,543	$—	$—
Restricted cash and equivalents	34,370	34,370	—	—
Restricted investments in marketable securities	163,757	163,757	—	—
Total	$259,670	$259,670	$—	$—

The Company places its cash and equivalents and restricted investments in marketable securities in quality financial instruments and limits the amount invested in any one institution or in any one type of instrument.  The Company has not experienced any significant losses on such investments.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Debt Instruments

The table below shows the carrying amounts and estimated fair values of the Company’s primary long-term debt instruments:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facilities	$362,234	$362,234	$352,746	$352,746
Term loan facility	140,430	139,087	210,842	210,271
Real estate bridge loans	358,351	358,351	484,533	484,533
HUD insured loans	230,186	227,154	106,250	106,250
Mortgages and other secured debt (recourse)	13,586	13,586	13,934	13,934
Mortgages and other secured debt (non-recourse)	29,799	29,799	30,331	30,331
	$1,134,586	$1,130,211	$1,198,636	$1,198,065

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

The following table presents the Company’s hierarchy for nonfinancial assets measured at fair value on a non-recurring basis (in thousands):

		Impairment Charges -
	Carrying Value	Six months ended
	June 30, 2016	June 30, 2016
Assets:
Property and equipment, net	$3,957,245	$—
Goodwill	444,508	—
Intangible assets	192,566	—

		Impairment Charges -
	Carrying Value	Six months ended
	December 31, 2015	June 30, 2015
Assets:
Property and equipment, net	$4,085,247	$—
Goodwill	470,019	—
Intangible assets	209,967	—

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Developing discounted future cash flows in applying the income approach requires the Company to evaluate its intermediate to longer-term strategies, including, but not limited to, estimates of revenue growth, operating margins, capital requirements, inflation and working capital management.  The development of appropriate rates to discount the estimated future cash flows requires the selection of risk premiums, which can materially affect the present value of future cash flows.

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

The Company performs a goodwill assessment every September 30 and more frequently if circumstances warrant.  The last assessment was performed on December 31, 2015 and resulted in no impairment charges.  Since that time, management has not identified any triggering events that suggest that goodwill may be impaired.

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

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than  statements or characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” “pursue,” “plans” or “prospect,” or the negative or other variations thereof or comparable terminology. They include, but are not limited to, statements about the Company’s expectations and beliefs regarding its future operations and financial performance. Historical results may not indicate future performance. Our forward-looking statements are based on current expectations and projections about future events, and there can be no assurance that they will be achieved or occur, in whole or in part, in the timeframes anticipated by the Company or at all. Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified and, consequently, the actual performance of the Company may differ materially from that expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, particularly in Item 1A, “Risk Factors,” which was filed with the SEC on March 14, 2016 (the Annual Report), as well as others that are discussed in this Form 10-Q. These risks and uncertainties could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. Our business is also subject to the risks that affect many other companies, such as employment relations, natural disasters, general economic conditions and geopolitical events. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price. Any forward-looking statements contained herein are made only as of the date of this report. The Company disclaims any obligation to update the forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements.

Business Overview

Genesis is a healthcare services company that through its subsidiaries owns and operates skilled nursing facilities, assisted living facilities and a rehabilitation therapy business.  We have an administrative services company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services.  We provide inpatient services through 509 skilled nursing, senior/assisted living and behavioral health centers located in 34 states.  Revenues of our owned, leased and otherwise consolidated centers constitute approximately 85% of our revenues.

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

We provide an array of other specialty medical services, including management services, physician services, staffing services, and other healthcare related services, which comprise the balance of our revenues.

Recent Transactions and Events

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

Effective May 1, 2016, we completed the sale and received $72 million in cash and a $12 million short-term note. The sale resulted in a gain of $43.8 million. The cash proceeds were used to pay down partially our Term Loan Facility.  See Note 7 – “Long-Term Debt – Term Loan Facility.”

HUD Insured Loans

In the three and six months ended June 30, 2016, we closed on the HUD insured financings of eight and 18 skilled nursing facilities for $61.2 million and $129.1 million, respectively.  The total proceeds from the financings were used to pay down partially the Real Estate Bridge Loans.  See Note 7 – “Long-Term Debt – Real Estate Bridge Loans.”

Agreement in Principle on Financial Terms of a Settlement

See Note 11 – “Commitments and Contingencies – Legal Proceedings” for further description of the matters discussed below.

In July 2016, we and the DOJ reached an agreement in principle on the financial terms of a settlement regarding the four matters arising out of the activities of Skilled and Sun Healthcare prior to their operations becoming part of our operations (collectively, the Successor Matters).  The four matters are: the Creekside Hospice Litigation, the Therapy Matters Investigation, the Staffing Matters Investigation and the SunDance Part B Therapy Matter.  We have agreed to the settlement in principle in order to resolve the allegations underlying the Successor Matters and to avoid the uncertainty and expense of litigation.

Based on the agreement in principle and in anticipation of the execution of final agreements and payment of a settlement amount of $52.7 million (the Settlement Amount), we have recorded an additional loss contingency expense in the amount of $13.6 million in the second quarter of 2016, to increase our previously estimated and recorded liability.  We expect to remit the Settlement Amount to the government over a period of five (5) years, once the agreement has been fully documented.

The agreement in principle is subject to negotiation, completion and execution of appropriate implementing agreements, including a settlement agreement or agreements, which are expected to be finalized in the second half of

2016, and the final approval of the respective parties.  There can be no assurance that we will enter into a final settlement agreement with the DOJ.  At this time, we believe that the ultimate outcome of the Successor Matters will not have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which changes the requirements for recognizing revenue when entities enter into contracts with customers. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is not permitted. We are still evaluating the effect, if any, ASU 2014-09 will have on our consolidated financial condition and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (ASU 2014-15) requiring management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide disclosures in certain circumstances.  ASU 2014-15 is effective for annual and interim periods ending after December 31, 2016.  We are still evaluating the effect, if any, ASU 2014-15 will have on our consolidated financial condition and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which is intended to improve the recognition and measurement of financial instruments. The new guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted under certain circumstances. We are still evaluating the effect, if any, ASU 2016-01 will have on our consolidated financial condition and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. The guidance is effective for annual and interim periods beginning after December 15, 2018, and will require application of the new guidance at the beginning of the earliest comparable period presented. Early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition. The adoption of ASU 2016-02 is expected to have a material impact on our financial position. We are still evaluating the impact on our results of operations and does not expect the adoption of this standard to have an impact on liquidity.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which is intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted.  We are still evaluating the effect, if any, ASU 2016-09 will have on our consolidated financial condition and results of operations.

Industry Trends

Healthcare Reform Initiatives

Many provisions within the Patient Protection and Affordable Care Act of 2010 (PPACA) have had an impact, or could in the future impact, our business. The expansive potential impact of the PPACA is discussed in Item 1, “Business” and Item 1A, “Risk Factors” in our Annual Report and in Part II, “Other Information,” Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016.

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

•

Bundled Payments for Care Improvement (BPCI) – Participation success is determined retrospectively given the lack of available historical data around the bundles, however, we have received three quarterly reconciliations in 2016 representing the last three fiscal quarters of 2015.  The reconciliations for the three fiscal quarters of 2015 netted a positive $0.6 million.  We expect to receive the reconciliation from the first quarter of 2016 in September 2016 and believe we will continue to see positive outcomes for that quarter.

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

•

Vitality to You – We continue to make great progress with our new Vitality to You service offering that extends our rehabilitation therapy services into the community.  In the second quarter of 2016, Vitality to You saw revenue expand by 18.3%, as compared to the first quarter of 2016, and 179% compared to the same period in the prior year.

Medicare Rate Increase

On July 29, 2016, CMS issued a final rule for fiscal year 2017 outlining a net increase of 2.4% to Medicare reimbursement rates for skilled nursing facilities attributable to a 2.7% market basket increase, reduced by a 0.3% multi-factor productivity adjustment required by law.  The final rule continues the shift to move the Medicare program, and the health care system at large, toward paying providers based on the quality, rather than the quantity of care.  The final rule also further defines and notes changes in Consolidated Billing for skilled nursing facilities for fiscal year 2017; the Value-Based Purchasing Program; the Quality Reporting Program and the Payments Models Research.

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

“Adjusted EBITDA” is defined as EBITDA adjusted for certain excluded items to provide supplemental information regarding our operating performance. See “Reasons for Non-GAAP Financial Disclosure” for an explanation of the adjustments and a description of our uses of, and the limitations associated with, non-GAAP measures.

“Adjusted EBITDAR” is defined as EBITDAR adjusted for certain excluded items to provide supplemental information regarding our operating performance. See “Reasons for Non-GAAP Financial Disclosure” for an explanation of the adjustments and a description of our uses of, and the limitations associated with, non-GAAP measures.

“Available Patient Days” is defined as the number of available beds (or units in the case of an assisted/senior living center) multiplied by the number of days in that period.

“Average Daily Census” or “ADC” is the number of residents occupying a bed (or units in the case of an assisted/senior living center) over a period of time, divided by the number of calendar days in that period.

“EBITDAR” is defined as net income or loss attributable to Genesis Healthcare, Inc. before net income or loss of non-controlling interests, net income or loss from discontinued operations, depreciation and amortization expense, interest expense and lease expense.  See “Reasons for Non-GAAP Financial Disclosure” for an explanation of the adjustments and a description of our uses of, and the limitations associated with, non-GAAP measures.

“EBITDA” is defined as EBITDAR less lease expense.  See “Reasons for Non-GAAP Financial Disclosure” for an explanation of the adjustments and a description of our uses of, and the limitations associated with, non-GAAP measures.

“Insurance” refers collectively to commercial insurance and managed care payor sources, including Medicare Advantage beneficiaries, but does not include managed care payors serving Medicaid residents, which are included in the Medicaid category.

“Occupancy Percentage” is measured as the percentage of Actual Patient Days relative to the Available Patient Days.

“Skilled Mix” refers collectively to Medicare and Insurance payor sources.

“Therapist Efficiency” is computed by dividing billable labor minutes related to patient care by total labor minutes for the period.

Key performance indicators for our businesses are set forth below, followed by a comparison and analysis of our financial results:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Financial Results
Net revenues	$1,438,358	$1,419,475	$2,910,576	$2,762,476
EBITDAR	205,848	181,316	372,184	274,971
EBITDA	168,880	142,357	297,900	199,593
Adjusted EBITDAR	189,352	197,974	367,702	375,777
Adjusted EBITDA	62,975	76,557	116,508	136,982
Net loss attributable to Genesis Healthcare, Inc.	(22,973)	(19,186)	(66,012)	(131,752)

INPATIENT SEGMENT:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Occupancy Statistics - Inpatient
Available licensed beds in service at end of period	57,873	56,730	57,873	56,730
Available operating beds in service at end of period	56,320	55,087	56,320	55,087
Available patient days based on licensed beds	5,247,424	5,154,768	10,521,485	9,930,941
Available patient days based on operating beds	5,109,740	4,996,311	10,242,959	9,625,192
Actual patient days	4,373,938	4,338,337	8,791,285	8,427,184
Occupancy percentage - licensed beds	83.4%	84.2%	83.6%	84.9
Occupancy percentage - operating beds	85.6%	86.8%	85.8%	87.6
Skilled mix	20.2%	21.8%	20.7%	22.3
Average daily census	48,065	47,674	48,304	46,559

Revenue per patient day (skilled nursing facilities)
Medicare Part A	$513	$503	$513	$502
Medicare total (including Part B)	555	543	554	538
Insurance	464	454	452	446
Private and other	305	310	304	312
Medicaid	218	217	219	216
Medicaid (net of provider taxes)	199	195	200	195
Weighted average (net of provider taxes)	$272	$272	$273	$273

Patient days by payor (skilled nursing facilities)
Medicare	533,758	573,295	1,103,507	1,153,193
Insurance	303,005	307,163	615,153	594,922
Total skilled mix days	836,763	880,458	1,718,660	1,748,115
Private and other	299,654	277,038	598,406	563,624
Medicaid	2,992,530	2,866,194	5,968,281	5,512,696
Total Days	4,128,947	4,023,690	8,285,347	7,824,435

Patient days as a percentage of total patient days (skilled nursing facilities)
Medicare	12.9%	14.2%	13.3%	14.7
Insurance	7.3%	7.6%	7.4%	7.6
Skilled mix	20.2%	21.8%	20.7%	22.3
Private and other	7.3%	6.9%	7.2%	7.2
Medicaid	72.5%	71.3%	72.1%	70.5
Total	100.0%	100.0%	100.0%	100.0

Facilities at end of period
Skilled nursing facilities
Leased	375	384	375	384
Owned	55	33	55	33
Joint Venture	5	5	5	5
Managed *	39	36	39	36
Total skilled nursing facilities	474	458	474	458
Total licensed beds	57,909	55,605	57,909	55,605

Assisted/Senior living facilities:
Leased	28	29	28	29
Owned	4	22	4	22
Joint Venture	1	1	1	1
Managed	2	4	2	4
Total assisted/senior living facilities	35	56	35	56
Total licensed beds	2,803	3,962	2,803	3,962
Total facilities	509	514	509	514

Total Jointly Owned and Managed— (Unconsolidated)	20	19	20	19

* Includes 20 facilities located in Texas for which the real estate is owned by Genesis

REHABILITATION THERAPY SEGMENT:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue mix %:
Company-operated	36%	39%	36%	39%
Non-affiliated	64%	61%	64%	61%
Sites of service (at end of period)	1,627	1,499	1,627	1,499
Revenue per site	$162,236	$171,570	$330,879	$336,478
Therapist efficiency %	69%	70%	69%	70%

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

We use Non-GAAP Financial Measures primarily as performance measures and believe that the GAAP financial measure most directly comparable to them is net income (loss) attributable to Genesis Healthcare, Inc. We use Non-GAAP Financial Measures to assess the relative performance of our operating businesses, as well as the employees responsible for operating such businesses. Non-GAAP Financial Measures are useful in this regard because they do not include such costs as interest expense, income taxes and depreciation and amortization expense which may vary from business unit to business unit depending upon such factors as the method used to finance the original purchase of the business unit or the tax law in the state in which a business unit operates. By excluding such factors when measuring financial performance, many of which are outside of the control of the employees responsible for operating our business units, we are better able to evaluate the operating performance of the business unit and the employees responsible for business unit performance. Consequently, we use these Non-GAAP Financial Measures to determine the extent to which our employees have met performance goals, and therefore may or may not be eligible for incentive compensation awards.

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

Although we use Non-GAAP Financial Measures as financial measures to assess the performance of our business, the use of these Non-GAAP Financial Measures is limited because they do not consider certain material costs necessary to operate the business. Because Non-GAAP Financial Measures do not consider these important elements of our cost structure, a user of our financial information who relies on Non-GAAP Financial Measures as the only measures of our performance could draw an incomplete or misleading conclusion regarding our financial performance. Consequently, a user of our financial information should consider net income (loss) attributable to Genesis Healthcare, Inc. as an important measure of its financial performance because it provides the most complete measure of our performance.

Other companies may define Non-GAAP Financial Measures differently and, as a result, our Non-GAAP Financial Measures may not be directly comparable to those of other companies.  Non-GAAP Financial Measures do not represent net income (loss), as defined by GAAP. Non-GAAP Financial Measures should be considered in addition to, not a substitute for, or superior to, GAAP financial measures.

We use the following Non-GAAP Financial Measures that we believe are useful to investors as key measures of our operating performance:

EBITDAR and EBITDA

We believe EBITDAR is useful to an investor in evaluating our operating performance because it helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (interest and lease expense) and our asset base (depreciation and amortization expense) from our operating results.  We also use EBITDAR as one measure in determining the value of prospective acquisitions or divestitures.  EBITDAR is also a commonly used measure to estimate the enterprise value of businesses in the healthcare industry. In addition, covenants in our lease agreements use EBITDAR as a measure of financial compliance.

We believe EBITDA is useful to an investor in evaluating our operating performance for the same reasons identified with respect to EBITDAR.  EBITDA is a commonly used measure to estimate the enterprise value of businesses in the healthcare industry.  In addition, covenants in our debt agreements use EBITDA as a measure of financial compliance.

Adjustments to EBITDAR and EBITDA

We adjust EBITDAR and EBITDA when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDAR and Adjusted EBITDA, when combined with GAAP net income (loss) attributable to Genesis Healthcare, Inc., EBITDAR and EBITDA, is beneficial to an investor’s complete understanding of our operating performance.  In addition, such adjustments are substantially similar to the adjustments to EBITDAR and EBITDA provided for in the financial covenant calculations contained in our lease and debt agreements.

We adjust EBITDAR and EBITDA for the following items:

•	Loss on extinguishment of debt. We recognize losses on the extinguishment of debt when we refinance our debt prior to its original term, requiring us to write-off any unamortized deferred financing fees.  We exclude the effect of losses or gains recorded on the early extinguishment of debt because we believe these gains and losses do not accurately reflect the underlying performance of our operating businesses.

•

Other income (loss).  We primarily use this income statement caption to capture gains and losses on the sale or disposition of assets.  We exclude the effect of such gains and losses because we believe they do not accurately reflect the underlying performance of our operating businesses.

•

Transaction costs. In connection with our acquisition and disposition transactions, we incur costs consisting of investment banking, legal, transaction based compensation and other professional service costs.  We exclude acquisition and disposition related transaction costs expensed during the period because we believe these costs do not reflect the underlying performance of our operating businesses.

•

Severance and restructuring.  We exclude severance costs from planned reduction in force initiatives associated with restructuring activities intended to adjust our cost structure in response to changes in the business environment.  We believe these costs do not reflect the underlying performance of our operating businesses.  We do not exclude severance costs that are not associated with such restructuring activities.

•

Long-lived asset impairment charges.  We exclude non-cash long-lived asset impairment charges because we believe including them does not reflect the ongoing operating performance of our operating businesses.  Additionally, such impairment charges represent accelerated depreciation expense, and depreciation expense is excluded from EBITDA.

•

Losses of newly acquired, constructed or divested businesses.  The acquisition and construction of new businesses is an element of our growth strategy.  Many of the businesses we acquire have a history of operating losses and continue to generate operating losses in the months that follow our acquisition.  Newly constructed or developed businesses also generate losses while in their start-up phase.  We view these losses as both temporary and an expected component of our long-term investment in the new venture.  We adjust these losses when computing Adjusted EBITDAR and Adjusted EBITDA in order to better evaluate the performance of our mature ongoing business.  The activities of such businesses are adjusted when computing Adjusted EBITDAR and Adjusted EBITDA until such time as a new business generates positive Adjusted EBITDA.  The operating performance of new businesses is no longer adjusted when computing Adjusted EBITDAR and Adjusted EBITDA beginning in the period in which a new business generates positive Adjusted EBITDA and all periods thereafter.  The divestiture of underperforming or non-strategic facilities is also an element of our business strategy.  We eliminate the results of divested facilities beginning in the quarter in which they become divested.  We view the losses associated with the wind-down of such divested facilities as not indicative of the performance of our ongoing operating business.

•

Stock-based compensation.  We exclude stock-based compensation expense because it does not result in an outlay of cash and such non-cash expenses do not reflect the underlying operating performance of our operating businesses.

•

Other Items.  From time to time we incur costs or realize gains that we do not believe reflect the underlying performance of our operating businesses.  In the current reporting period, we incurred the following expenses that we believe are non-recurring in nature and do not reflect the ongoing operating performance of the Company or our operating businesses.

(1)

Skilled Healthcare and other loss contingency expense – We exclude the estimated settlement cost and any adjustments thereto regarding the four legal matters inherited by Genesis in the Skilled and Sun Transactions and disclosed in the commitment and contingencies footnote to our consolidated financial statements describing our material legal proceedings. In the three and six months ended June 30, 2016, we increased our estimated loss contingency expense by $13.6 million and $15.2 million, respectively, related to these matters.  In the three and six months ended June 30, 2015, we increased our estimated loss contingency expense by

$1.5 million related to these matters.  We believe these costs are non-recurring in nature as they will no longer be recognized following the final settlement of these matters.  We do not exclude the estimated settlement costs associated with all other legal and regulatory matters arising in the normal course of business.  Also, we do not believe the excluded costs reflect the underlying performance of our operating businesses.

(2)

Regulatory defense and related costs – We exclude the costs of investigating and defending the matters associated with the Skilled Healthcare and other loss contingency expense as noted in footnote (1).  We believe these costs are non-recurring in nature as they will no longer be recognized following the final settlement of these matters. Also, we do not believe the excluded costs reflect the underlying performance of our business.

(3)

Other non-recurring costs – In the three and six months ended June 30, 2016, we excluded $0.1 million and $0.9 million, respectively, of costs incurred in connection with a settlement of disputed costs related to previously reported periods and a regulatory audit associated with acquired businesses and related to pre-acquisition periods.  In the three and six months ended June 30, 2015, we excluded $10.5 million of costs incurred for self-insured prior period general liability, professional liability and workers’ compensation claims.  We do not believe the excluded costs are recurring or reflect the underlying performance of our business.

Adjustments to EBITDA

•

Conversion to cash basis operating leases.  Our leases are classified as either operating leases, capital leases or financing obligations pursuant to applicable guidance under U.S. GAAP.  We view the primary provisions and economics of these leases, regardless of their accounting treatment, as being nearly identical.  Virtually all of our leases are structured with triple net terms, have fixed annual rent escalators and have long-term initial maturities with renewal options.  Accordingly, in connection with our evaluation of the financial performance of our business, we reclassify all of our leases to operating lease treatment and reflect lease expense on a cash basis.  This approach allows us to better understand the relationship in each reporting period of our operating performance, as measured by EBITDAR and Adjusted EBITDAR, to the cash basis obligations to our landlords in that reporting period, regardless of the lease accounting treatment.  This presentation and approach is also consistent with the financial reporting and covenant compliance requirements contained in all of our major lease and loan agreements.

•

Rent related to newly acquired, constructed or divested businesses.  Consistent with our treatment of excluding the EBITDAR of newly acquired, constructed or divested businesses, we exclude the rent expense associated with such businesses.  While such businesses are in their start-up or wind-down phase, we do not believe including such lease expense reflects the ongoing operating performance of our operating businesses.

The following tables provide reconciliations to EBITDAR, Adjusted EBITDAR, EBITDA and Adjusted EBITDA from net loss the most directly comparable financial measure presented in accordance with GAAP:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net loss attributable to Genesis Healthcare, Inc.	$(22,973)	$(19,186)	$(66,012)	$(131,752)
(Income) loss from discontinued operations, net of taxes	(61)	1,722	(23)	1,610
Net loss attributable to noncontrolling interests	(12,985)	(15,750)	(40,974)	(21,434)
Depreciation and amortization expense	67,953	53,605	129,718	113,538
Interest expense	133,860	126,385	269,041	247,698
Income tax expense (benefit)	3,086	(4,419)	6,150	(10,067)
EBITDA	$168,880	$142,357	$297,900	$199,593
Lease expense	36,968	38,959	74,284	75,378
EBITDAR	$205,848	$181,316	$372,184	$274,971
Adjustments to EBITDAR:
Loss on extinguishment of debt	468	-	468	3,234
Other (income) loss	(42,923)	50	(42,911)	(7,560)
Transaction costs	4,993	2,642	6,747	88,710
Severance and restructuring	3,800	720	6,816	2,379
Losses of newly acquired, constructed, or divested businesses	1,554	899	3,527	1,052
Stock-based compensation	1,860	530	3,719	530
Skilled Healthcare and other loss contingency expense (1)	13,566	1,500	15,192	1,500
Regulatory defense and related costs (2)	118	(183)	1,058	461
Other non-recurring costs (3)	68	10,500	902	10,500
Adjusted EBITDAR	$189,352	$197,974	$367,702	$375,777
Less: GAAP lease expense	(36,968)	(38,959)	(74,284)	(75,378)
Less: Conversion to cash basis operating leases	(90,894)	(84,437)	(180,167)	(168,345)
Plus: Rent related to losses of newly acquired, constructed, or divested businesses	1,485	1,979	3,257	4,928
Adjusted EBITDA	$62,975	$76,557	$116,508	$136,982

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

A summary of our unaudited results of operations for the three months ended June 30, 2016 as compared with the same period in 2015 follows:

	Three months ended June 30,
	2016		2015		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
Revenues:
Inpatient services:
Skilled nursing facilities	$1,194,326	83.0%	$1,164,674	82.0%	$29,652	2.5%
Assisted/Senior living facilities	30,431	2.1%	36,206	2.6%	(5,775)	(16.0)%
Administration of third party facilities	2,870	0.2%	2,828	0.2%	42	1.5%
Elimination of administrative services	(362)	—%	(523)	—%	161	(30.8)%
Inpatient services, net	1,227,265	85.3%	1,203,185	84.8%	24,080	2.0%

Rehabilitation therapy services:
Total therapy services	275,049	19.1%	274,133	19.3%	916	0.3%
Elimination intersegment rehabilitation therapy services	(103,472)	(7.2)%	(110,002)	(7.7)%	6,530	(5.9)%
Third party rehabilitation therapy services	171,577	11.9%	164,131	11.6%	7,446	4.5%

Other services:
Total other services	45,334	3.2%	61,409	4.3%	(16,075)	(26.2)%
Elimination intersegment other services	(5,818)	(0.4)%	(9,250)	(0.7)%	3,432	(37.1)%
Third party other services	39,516	2.8%	52,159	3.6%	(12,643)	(24.2)%

Net revenues	$1,438,358	100.0%	$1,419,475	100.0%	$18,883	1.3%

	Three months ended June 30,
	2016		2015		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
EBITDAR:
Inpatient services	$202,077	16.5%	$192,801	16.0%	$9,276	4.8%
Rehabilitation therapy services	21,038	7.6%	29,650	10.8%	(8,612)	(29.0)%
Other services	2,548	5.6%	4,633	7.5%	(2,085)	(45.0)%
Corporate and eliminations	(19,815)	—%	(45,768)	—%	25,953	(56.7)%

EBITDAR	$205,848	14.3%	$181,316	12.8%	$24,532	13.5%

A summary of our unaudited condensed consolidating statement of operations follows:

	Three months ended June 30, 2016
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$1,227,627	$275,049	$45,220	$114	$(109,652)	$1,438,358
Salaries, wages and benefits	572,676	229,533	30,484	—	—	832,693
Other operating expenses	428,550	19,683	11,580	—	(109,652)	350,161
General and administrative costs	—	—	—	45,026	—	45,026
Provision for losses on accounts receivable	24,324	4,795	608	(46)	—	29,681
Lease expense	36,006	23	410	529	—	36,968
Depreciation and amortization expense	60,056	3,074	328	4,495	—	67,953
Interest expense	110,057	15	4	23,784	—	133,860
Loss on extinguishment of debt	—	—	—	468	—	468
Investment income	—	—	—	(658)	—	(658)
Other income	—	—	—	(42,923)	—	(42,923)
Transaction costs	—	—	—	4,993	—	4,993
Skilled Healthcare and other loss contingency expense	—	—	—	13,566	—	13,566
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,174)	677	(497)
(Loss) income before income tax expense	(4,042)	17,926	1,806	(47,946)	(677)	(32,933)
Income tax expense	—	—	—	3,086	—	3,086
(Loss) income from continuing operations	$(4,042)	$17,926	$1,806	$(51,032)	$(677)	$(36,019)

	Three months ended June 30, 2015
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$1,203,708	$274,133	$60,338	$1,071	$(119,775)	$1,419,475
Salaries, wages and benefits	562,682	220,782	37,462	—	—	820,926
Other operating expenses	430,954	19,595	17,463	—	(119,776)	348,236
General and administrative costs	—	—	1	43,482	—	43,483
Provision for losses on accounts receivable	17,271	4,106	779	(43)	—	22,113
Lease expense	37,738	14	747	460	—	38,959
Depreciation and amortization expense	51,032	3,032	198	(657)	—	53,605
Interest expense	105,815	1	10	20,683	(124)	126,385
Investment (income) loss	—	—	—	(555)	124	(431)
Other loss	—	—	—	50	—	50
Transaction costs	—	—	—	2,642	—	2,642
Skilled Healthcare and other loss contingency expense	—	—	—	1,500	—	1,500
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(928)	568	(360)
(Loss) income before income tax benefit	(1,784)	26,603	3,678	(65,563)	(567)	(37,633)
Income tax benefit	—	—	—	(4,419)	—	(4,419)
(Loss) income from continuing operations	$(1,784)	$26,603	$3,678	$(61,144)	$(567)	$(33,214)

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

Net Revenues

Net revenues for the three months ended June 30, 2016 as compared with the three months ended June 30, 2015 increased by $18.9 million.  Of that increase, the Acquisition from Revera contributed $58.2 million.  The remaining decrease of $39.3 million or 2.8% is primarily attributed to divested business and contracting census in the inpatient business, partially offset by acquisition and development activities in the inpatient business and growth in our rehabilitation services business.

Inpatient Services – Revenue increased $24.1 million, or 2.0%, in the three months ended June 30, 2016 as compared with the same period in 2015. Of this growth, $56.0 million is due to the Acquisition from Revera and $13.8 million is due to the acquisition or development of seven facilities, offset by $21.1 million of revenue attributed to the divestiture of 28 underperforming facilities, including 18 assisted living facilities in Kansas sold January 1, 2016.  The remaining decrease of $24.6 million, or 2.0%, is due to a decline in the occupancy and skilled mix of legacy Genesis inpatient facilities, partially offset by increased payment rates.  We attribute the decline in occupancy and skilled mix principally to the impact of healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payers and conveners to divert certain skilled nursing referrals to home health or other community based care settings.

Rehabilitation Therapy Services – Revenue increased $7.4 million, or 4.5% comparing the three months ended June 30, 2016 with the same period in 2015.  The Acquisition from Revera contributed $2.2 million of the revenue growth, while the legacy Genesis rehabilitation therapy services business revenue increased another $5.2 million, driven by new therapy contract revenue exceeding lost business contract revenue and partially offset with market pricing adjustments with intercompany contracts with Genesis skilled nursing facilities.

Other Services – Other services revenue decreased $12.6 million, or 24.2% in the three months ended June 30, 2016 as compared with the same period in 2015. Of this decrease, $12.4 million is the net impact of selling the hospice and homecare businesses on May 1, 2016.

EBITDAR

EBITDAR for the three months ended June 30, 2016 increased by $24.5 million, or 13.5% when compared with the same period in 2015.  The contributing factors for this net increase are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDAR increased in the three months ended June 30, 2016 as compared with the same period in 2015, by $9.3 million, or 4.8%.  Of the increase, $8.3 million is due to the Acquisition from Revera, $2.8 million is due to the acquisition or development of seven facilities, and partially offset by $4.4 million for the lost earnings attributed to the divestiture or closure of 28 underperforming facilities, including 18 assisted living facilities in Kansas sold January 1, 2016.  Market pricing adjustments and restructured respiratory therapy service delivery from our Genesis rehabilitation therapy services resulted in $7.7 million increase in EBITDAR of the inpatient services in the three months ended June 30, 2016 as compared with the same period in 2015.  Our self-insurance programs contributed $11.3 million of the increased EBITDAR in the six months ended June 30, 2016 as compared with the same period in 2015 resulting from an actuarial assessment of our self-insurance reserves and loss patterns.  That variance excludes the impact of the Acquisition from Revera, with $1.1 million of reduced provision for general and professional liability claims and reduced reserve requirements of our workers’ compensation programs of $10.2 million.  Increased levels of provision for losses on accounts receivable resulted in $4.0 million of the reduction of EBITDAR in the three months ended June 30, 2016 as compared with the same period in 2015. The remaining $12.4 million decrease in EBITDAR of the segment is attributed to the continued pressures on skilled mix and overall occupancy of our inpatient facilities described under “Net Revenues.”

Rehabilitation Therapy Services – EBITDAR of the rehabilitation therapy segment decreased by $8.6 million or 29.0% comparing the three months ended June 30, 2016 with the same period in 2015.  The Acquisition from Revera contributed $1.1 million, while the EBITDAR of the legacy Genesis rehabilitation therapy business EBITDAR for the three months ended June 30, 2016 decreased $9.7 million from the same period in 2015.  Market pricing adjustments and restructured respiratory therapy service delivery to our Genesis skilled nursing centers resulted in $ 7.7 million of the rehabilitation therapy services EBITDAR reduction and are included in the cost reductions noted in the Inpatient Services discussion above.  New therapy contracts exceeded lost therapy contracts while Therapist Efficiency declined to 69.0% in the three months ended June 30, 2016 compared with 69.9% in the same period in 2015.  The remaining decrease of $2.0 million is principally due to the escalating startup costs of our China operations.  In June 2016, our affiliate in China opened a rehabilitation facility with standards found in our traditional short-stay model facilities in the United States, the first of its kind in those foreign markets.  The 174-bed center provides western rehabilitation technologies and service philosophies that are localized for the China market and sets industry standards for Chinese rehabilitation services.

Currently, we operate through affiliates in China a total of seven locations comprised of the two rehabilitation clinics in China and Hong Kong, the newly opened rehabilitation facility, and inpatient and outpatient rehabilitation services in four hospital joint ventures.  We plan to open two additional clinics and four hospital joint ventures in August 2016, bringing us to a total of 13 facilities operating in China.  Startup costs of these Chinese ventures are expected to exceed revenues in fiscal 2016.

Other Services – EBITDAR decreased $2.1 million in the three months ended June 30, 2016 as compared with the same period in 2015.  The sale of the hospice and home health business effective May 1, 2016 resulted in a net reduction to EBITDAR of $0.9 million with the remaining decrease of $1.2 million principally attributed to the staffing services businesses and the physician services business.

Corporate and Eliminations — EBITDAR increased $26.0 million in the six months ended June 30, 2016 as compared with the same period in 2015.  EBITDAR of our corporate function includes other income, charges, gains or losses associated with transactions that in our chief operating decision maker’s view are outside of the scope our reportable segments.  These other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $28.1 million of the net increase in EBITDAR.  Corporate overhead costs increased $2.5 million, or 6.1%, in the three months ended June 30, 2016 as compared with the same period in 2015. This increase was largely due to the added overhead costs of Skilled and operating as a public company for the entire period. The remaining increase in EBITDAR of $0.4 million is the result of incremental investment earnings and improved earnings from our unconsolidated affiliates.

Other income – As previously described, effective April 30, 2016, we have sold the hospice and homecare business acquired in the Combination.  That sale resulted in a realized gain of $43.8 million.  In addition to that sale, during the three months ended June 30, 2016 we have transitioned the operations of two formerly leased facilities to new operators resulting in a loss on that transaction of $0.8 million.

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the three months ended June 30, 2016 and 2015 were $5.0 million and $2.6 million, respectively, and of the amount in the 2015 period, the Combination contributed $2.2 million.

Skilled Healthcare and other loss contingency expense — For the three months ended June 30, 2016, we accrued $13.6 million for contingent liabilities, compared with $1.5 million in the corresponding period in the prior year.  As previously disclosed, the additional accrual in the current year pertains to the agreement in principle reached with the DOJ in July 2016.  See note 11 – “Commitments and Contingencies – Legal Proceedings.”

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDAR and (loss) income from continuing operations of all reportable segments, other services, corporate and eliminations in our consolidating statement of operations for the three months ended June 30, 2016 as compared with the same period in 2015.

Lease expense — Lease expense represents the cash rents and non-cash adjustments required to account for operating leases. We have operating leases in each reportable segment, other services and corporate overhead, but the inpatient services business incurs the greatest proportion of this expense for those skilled nursing and assisted living facilities leases accounted for as operating leases.  Lease expense decreased $2.0 million in the three months ended June 30, 2016 as compared with the same period in the prior year.  Of that decrease, $0.7 million resulted from lease accounting transactions for the Combination in the three months ended June 30, 2015, which did not recur in the same period in the current year.  The remaining decrease of $1.3 million was principally due to our divestiture of underperforming leased facilities.

Depreciation and amortization — Each of our reportable segments, other services and corporate overhead have depreciating property, plant and equipment, including depreciation on leased properties accounted for as capital leases or as a financing obligation. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  The majority of the $14.3 million increase in depreciation and amortization in the three months ended June 30, 2016 compared with the same period in the prior year is attributed to the Combination, the Acquisition from Revera and other acquisition and construction activities in 2015, net of $6.5 million of accelerated depreciation on two formerly leased facilities transitioned to new operators in the three months ended June 30, 2016.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our Revolving Credit Facilities, Term Loan Facility, Real Estate Bridge Loans and mortgage instruments, as well as the expense associated with leases accounted for as capital leases or financing obligations.  Interest expense increased $7.5 million in the three months ended June 30, 2016 as compared with the same period in the prior year.  Of this increase, $4.2 million is attributed to the debt issued in the Acquisition from Revera.  The remaining $3.3 million increase is primarily attributable to growth in interest pertaining to obligations incurred in connection with newly acquired or constructed facilities, in addition to escalating variable rates on the Real Estate Bridge Loans, and partially offset by reduced borrowings under the Term Loan Facility through application of proceeds from asset sales and Real Estate Bridge Loans refinanced with lower rate HUD guaranteed mortgage debt.

Income tax expense (benefit) — For the three months ended June 30, 2016, we recorded an income tax expense of $3.1 million from continuing operations representing an effective tax rate of (9.4)% compared to an income tax benefit of $(4.4) million from continuing operations, representing an effective tax rate of 11.7% for the same period in 2015.  The 21.1% decrease in the effective tax rate is attributable to the full valuation allowance against our deferred tax assets, excluding the deferred tax asset on our Bermuda captive insurance company’s discounted unpaid loss reserve.  On December 31, 2015, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets.  As of June 30, 2016, we have determined that the valuation allowance is still necessary.

Net Loss Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between loss from continuing operations and net loss attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the three months ended June 30, 2016 as compared with the same period in 2015.

Income (loss) from discontinued operations — Prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disposals of Components of an Entity (ASU 2014-08), we routinely classified reporting units exited, closed or otherwise disposed as discontinued operations.  ASU 2014-08 changed the criteria to qualify such transactions for discontinued operations treatment, making it hard to reach that conclusion.  Therefore, since 2014 none of our more recently exited, closed or otherwise disposed assets have been classified as discontinued operations.  The activity reported as discontinued operations in the three months ended June 30, 2016 was de minimis as compared with a loss of $1.6 million in the same period in 2015, representing adjustments associated with exit, closure and disposal activities of reporting units identified as discontinued operations prior to adoption of ASU 2014-08.  These activities include adjustments specific to those reporting units to reserves for self-insured losses and provisions and recoveries of accounts receivable.

Net loss attributable to noncontrolling interests — Following the closing of the Combination, the combined results of Skilled and FC-GEN are consolidated with approximately 42% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity.  The 42% direct noncontrolling economic interest is in the form of Class A common units of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The 42% direct noncontrolling economic interest will continue to decrease as Class A common units of FC-GEN are exchanged for public shares.  There have been no conversions of Class A common units since the completion of the Combination.  For the three months ended June 30, 2016 and 2015, loss of $13.8 million and $16.7 million, respectively, has been attributed to the Class A common units.

In addition to the noncontrolling interests attributable to the Class A common unit holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any VIEs where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the three months ended June 30, 2016 and 2015, income of $0.8 million and $0.9 million, respectively, has been attributed to these unaffiliated third parties.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

A summary of our unaudited results of operations for the six months ended June 30, 2016 as compared with the same period in 2015 follows:

	Six months ended June 30,
	2016		2015		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
Revenues:
Inpatient services:
Skilled nursing facilities	$2,402,759	82.5%	$2,269,665	82.2%	$133,094	5.9%
Assisted/Senior living facilities	61,350	2.1%	69,862	2.5%	(8,512)	(12.2)%
Administration of third party facilities	5,949	0.2%	5,499	0.2%	450	8.2%
Elimination of administrative services	(737)	—%	(1,024)	—%	287	(28.0)%
Inpatient services, net	2,469,321	84.8%	2,344,002	84.9%	125,319	5.3%

Rehabilitation therapy services:
Total therapy services	560,161	19.3%	537,184	19.4%	22,977	4.3%
Elimination intersegment rehabilitation therapy services	(209,904)	(7.2)%	(215,908)	(7.8)%	6,004	(2.8)%
Third party rehabilitation therapy services	350,257	12.1%	321,276	11.6%	28,981	9.0%

Other services:
Total other services	101,960	3.5%	113,955	4.1%	(11,995)	(10.5)%
Elimination intersegment other services	(10,962)	(0.4)%	(16,757)	(0.6)%	5,795	(34.6)%
Third party other services	90,998	3.1%	97,198	3.5%	(6,200)	(6.4)%

Net revenues	$2,910,576	100.0%	$2,762,476	100.0%	$148,100	5.4%

	Six months ended June 30,
	2016		2015		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
EBITDAR:
Inpatient services	$393,562	15.9%	$375,812	16.0%	$17,750	4.7%
Rehabilitation therapy services	42,725	7.6%	58,678	10.9%	(15,953)	(27.2)%
Other services	6,139	6.0%	8,651	7.6%	(2,512)	(29.0)%
Corporate and eliminations	(70,242)	—%	(168,170)	—%	97,928	(58.2)%

EBITDAR	$372,184	12.8%	$274,971	10.0%	$97,213	35.4%

A summary of our unaudited condensed consolidating statement of operations follows:

	Six months ended June 30, 2016
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$2,470,058	$560,161	$101,744	$216	$(221,603)	$2,910,576
Salaries, wages and benefits	1,161,578	469,969	68,863	—	—	1,700,410
Other operating expenses	867,249	40,024	25,588	—	(221,603)	711,258
General and administrative costs	—	—	—	93,453	—	93,453
Provision for losses on accounts receivable	47,669	7,443	1,154	(92)	—	56,174
Lease expense	72,302	47	940	995	—	74,284
Depreciation and amortization expense	113,895	6,194	642	8,987	—	129,718
Interest expense	219,046	29	20	49,946	—	269,041
Loss on extinguishment of debt	—	—	—	468	—	468
Investment income	—	—	—	(1,139)	—	(1,139)
Other income	—	—	—	(42,911)	—	(42,911)
Transaction costs	—	—	—	6,747	—	6,747
Skilled Healthcare and other loss contingency expense	—	—	—	15,192	—	15,192
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(2,286)	1,026	(1,260)
(Loss) income before income tax expense	(11,681)	36,455	4,537	(129,144)	(1,026)	(100,859)
Income tax expense	—	—	—	6,150	—	6,150
(Loss) income from continuing operations	$(11,681)	$36,455	$4,537	$(135,294)	$(1,026)	$(107,009)

	Six months ended June 30, 2015
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$2,345,026	$537,184	$112,674	$1,281	$(233,689)	$2,762,476
Salaries, wages and benefits	1,105,374	435,579	70,706	—	—	1,611,659
Other operating expenses	827,496	34,994	31,996	—	(233,689)	660,797
General and administrative costs	—	—	3	85,013	—	85,016
Provision for losses on accounts receivable	36,344	7,933	1,318	(86)	—	45,509
Lease expense	73,266	55	1,206	851	—	75,378
Depreciation and amortization expense	99,257	5,899	560	7,822	—	113,538
Interest expense	209,469	2	20	38,454	(247)	247,698
Loss on extinguishment of debt	—	—	—	3,234	—	3,234
Investment (income) loss	—	—	—	(1,094)	247	(847)
Other income	—	—	—	(7,560)	—	(7,560)
Transaction costs	—	—	—	88,710	—	88,710
Skilled Healthcare loss contingency expense	—	—	—	1,500	—	1,500
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,457)	944	(513)
(Loss) income before income tax benefit	(6,180)	52,722	6,865	(214,106)	(944)	(161,643)
Income tax benefit	—	—	—	(10,067)	—	(10,067)
(Loss) income from continuing operations	$(6,180)	$52,722	$6,865	$(204,039)	$(944)	$(151,576)

Net Revenues

Net revenues for the six months ended June 30, 2016 as compared with the six months ended June 30, 2015 increased by $148.1 million, or 5.4%.

Inpatient Services – Revenue increased $125.3 million, or 5.3%, in the six months ended June 30, 2016 as compared with the same period in 2015. Of this growth, $57.4 million is due to the Combination, $112.9 million is due to the Acquisition from Revera and $30.3 million is due to the acquisition or development of eight facilities, offset by $19.0 million of revenue attributed to the divestiture of 30 underperforming facilities, including 18 assisted living facilities in Kansas sold January 1, 2016.  The remaining decrease of $56.3 million, or 2.4%, is due to a decline in the occupancy and skilled mix of legacy Genesis inpatient facilities, partially offset by increased payment rates.  We attribute the decline in occupancy and skilled mix principally to the impact of healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payers and conveners to divert certain skilled nursing referrals to home health or other community based care settings.

Rehabilitation Therapy Services – Revenue increased $29.0 million, or 9.0% comparing the six months ended June 30, 2016 with the same period in 2015.  The Combination and Acquisition from Revera combined to contribute $3.3 million of the revenue growth, while the legacy Genesis rehabilitation therapy services business revenue increased another $25.7 million, driven by new therapy contract revenue exceeding lost business contract revenue and partially offset with market pricing adjustments with intercompany contracts with Genesis skilled nursing facilities.

Other Services – Other services revenue decreased $6.2 million, or 6.4% in the six months ended June 30, 2016 as compared with the same period in 2015. Of this decrease, $8.3 million is the net impact of selling the hospice and homecare businesses on May 1, 2016, which we operated for just four months in the period ended June 30, 2016 compared with five months in the period ended June 30, 2015.  The remaining increase of $2.1 million or 2.2% was principally attributed to new business growth in our staffing services business line.

EBITDAR

EBITDAR for the six months ended June 30, 2016 increased by $97.2 million, or 35.4% when compared with the same period in 2015.  The contributing factors for this net increase are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDAR increased in the six months ended June 30, 2016 as compared with the same period in 2015, by $17.8 million, or 4.7%.  Of the increase, $6.2 million is attributed to the Combination, $14.9 million is due to the Acquisition from Revera, $6.4 million is due to the acquisition or development of eight facilities, and partially offset by $4.4 million for the lost earnings attributed to the divestiture or closure of 30 underperforming facilities, including 18 assisted living facilities in Kansas sold January 1, 2016.  Market pricing adjustments and restructured respiratory therapy service delivery from our Genesis rehabilitation therapy services resulted in $15.8 million increase in EBITDAR of the inpatient services for the six months ended June 30, 2016 as compared with the same period in 2015.  Our self-insurance programs contributed $6.7 million of the increased EBITDAR in the six months ended June 30, 2016 as compared with the same period in 2015 resulting from an actuarial assessment of our self-insurance reserves and loss patterns.  That variance excludes the impact of the Combination and the Acquisition from Revera, with $5.6 million of incremental provision for general and professional liability claims being offset with reduced reserve requirements of our workers’ compensation programs of $12.1 million.  Increased levels of provision for losses on accounts receivable resulted in $2.5 million of reduction of EBITDAR in the six months ended June 30, 2016 as compared with the same period in 2015. The remaining $25.3 million decrease in EBITDAR of the segment is attributed to the continued pressures on skilled mix and overall occupancy of our inpatient facilities described above under “Net Revenues.”

Rehabilitation Therapy Services – EBITDAR of the rehabilitation therapy segment decreased by $16.0 million or 27.2% comparing the six months ended June 30, 2016 with the same period in 2015.  The Combination and Acquisition from Revera contributed $2.7 million and $2.3 million, respectively, while the EBITDAR of the legacy Genesis rehabilitation therapy business EBITDAR for the six months ended June 30, 2016 decreased $21.0 million from the same period in 2015.  Market pricing adjustments and restructured respiratory therapy service delivery to our Genesis skilled nursing centers resulted in $15.8 million of the rehabilitation therapy services EBITDAR reduction and are included in the cost reductions noted in the Inpatient Services discussion above.  New therapy contracts exceeded lost therapy contracts and Therapist Efficiency was relatively flat in the six months ended June 30, 2016 compared with the same period in 2015.  The remaining decrease of $5.2 million is principally due to the escalating startup costs of our China operations.  In June 2016, our affiliate in China opened a rehabilitation facility with standards found in our traditional short-stay model facilities in the United States, the first of its kind in those foreign markets.  The 174-bed center provides western rehabilitation technologies and service philosophies that are localized for the China market and sets industry standards for Chinese rehabilitation services.

Currently, we operate through affiliates in China a total of seven locations comprised of the two rehabilitation clinics in China and Hong Kong, the newly opened rehabilitation facility, and inpatient and outpatient rehabilitation services in four hospital joint ventures.  We plan to open two additional clinics and four hospital joint ventures in August 2016, bringing us to a total of 13 facilities operating in China.  Startup costs of these Chinese ventures are expected to exceed revenues in fiscal 2016.

Other Services – EBITDAR decreased $2.5 million in the six months ended June 30, 2016 as compared with the same period in 2015.  The sale of the hospice and home health business effective May 1, 2016 resulted in a net reduction to EBITDAR of $0.8 million with the remaining decrease of $1.7 million principally attributed to the staffing services businesses and the physician services business.

Corporate and Eliminations — EBITDAR increased $97.9 million in the six months ended June 30, 2016 as compared with the same period in 2015.  EBITDAR of our corporate function includes other income, charges, gains or losses associated with transactions that in our chief operating decision maker’s view are outside of the scope our reportable segments.  These other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $106.4 million of the net increase in EBITDAR.  Corporate overhead costs increased $9.5 million, or 11.7%, in the six months ended June 30, 2016 as compared with the same period in 2015. This increase was largely due to the added overhead costs of Skilled and operating as a public company for the entire period. The remaining increase in EBITDAR of $1.0 million is the result of incremental investment earnings and improved earnings from our unconsolidated affiliates.

Other income – As previously described, effective April 30, 2016, we have sold the hospice and homecare business acquired in the Combination.  That sale resulted in a realized gain of $43.8 million.  In addition to that sale, we have transitioned the operations of two formerly leased facilities to new operators resulting in a loss on that transaction of $0.8 million.

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the six months ended June 30, 2016 and 2015 were $6.7 million and $88.7 million, respectively, and of the amount in the 2015 period, the Combination contributed $86.9 million.

Skilled Healthcare and other loss contingency expense — For the six months ended June 30, 2016, we accrued $15.2 million for contingent liabilities compared with $1.5 million in the same period in the prior year.  As previously disclosed, the additional accrual in the current year pertains to the agreement in principle reached with the DOJ in July 2016.   See Note 11 – “Commitments and Contingencies – Legal Proceedings.”

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDAR and (loss) income from continuing operations of all reportable segments, other services, corporate and eliminations in our consolidating statement of operations for the six months ended June 30, 2016 as compared with the same period in 2015.

Lease expense — Lease expense represents the cash rents and non-cash adjustments required to account for operating leases. We have operating leases in each reportable segment, other services and corporate overhead, but the inpatient services business incurs the greatest proportion of this expense for those skilled nursing and assisted living facilities leases accounted for as operating leases.  Lease expense decreased $1.1 million in the six months ended June 30, 2016 as compared with the same period in the prior year.  The Combination resulted in an increase of $1.2 million, and $0.4 million resulted from one new operating lease, with the remaining decrease of $2.7 million principally due to our divestiture of underperforming leased facilities.

Depreciation and amortization — Each of our reportable segments, other services and corporate overhead have depreciating property, plant and equipment, including depreciation on leased properties accounted for as capital leases or as a financing obligation. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  The majority of the $16.2 million increase in depreciation and amortization in the six months ended June 30, 2016 compared with the same period in the prior year is attributed to the Combination, the Acquisition from Revera and other acquisition and construction activities in 2015, net of $6.5 million of accelerated depreciation on two formerly leased facilities transitioned to new operators in the six months ended June 30, 2016.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our Revolving Credit Facilities, Term Loan Facility, Real Estate Bridge Loans and mortgage instruments, as well as the expense associated with leases accounted for as capital leases or financing obligations.  Interest expense increased $21.3 million in the six months ended June 30, 2016 as compared with the same period in the prior year.  Of this increase, $1.8 million and $8.6 million are attributed to the debt assumed or issued in the Combination and Acquisition from Revera, respectively.  The remaining $10.9 million increase is primarily attributable to obligations incurred in connection with newly acquired or constructed facilities, in addition to escalating variable rates on the Real Estate Bridge Loans, and partially offset by reduced borrowings under the Term Loan Facility through application of proceeds from asset sales and Real Estate Bridge Loans refinanced with lower rate HUD guaranteed mortgage debt.

Income tax expense (benefit) — For the six months ended June 30, 2016, we recorded an income tax expense of $6.2 million from continuing operations representing an effective tax rate of (6.1)% compared to an income tax benefit of $10.1 million from continuing operations, representing an effective tax rate of 6.2% for the same period in 2015.  The 12.3% decrease in the effective tax rate is attributable to the full valuation allowance against our deferred tax assets, excluding the reversal of deferred tax liabilities related to indefinite-lived assets and the deferred tax asset on our Bermuda captive insurance company’s discounted unpaid loss reserve.  On December 31, 2015, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets.  As of June 30, 2016, we have determined that the valuation allowance is still necessary.

Net Loss Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between loss from continuing operations and net loss attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the six months ended June 30, 2016 as compared with the same period in 2015.

Income (loss) from discontinued operations — Prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disposals of Components of an Entity (ASU 2014-08), we routinely classified reporting units exited, closed or otherwise disposed as discontinued operations.  ASU 2014-08 changed the criteria to qualify such transactions for discontinued operations treatment, making it hard to reach that conclusion.  Therefore, since 2014 none of our more recently exited, closed or otherwise disposed assets have been classified as discontinued operations.  The activity reported as discontinued operations in the six months ended June 30, 2016 and 2015, was income of $0.1 million and loss of $1.7 million, respectively, representing adjustments associated with exit, closure and disposal activities of reporting units identified as discontinued operations prior to adoption of ASU 2014-08.  These activities include adjustments specific to those reporting units to reserves for self-insured losses and provisions and recoveries of accounts receivable.

Net loss attributable to noncontrolling interests — Following the closing of the Combination, the combined results of Skilled and FC-GEN are consolidated with approximately 42% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity.  The 42% direct noncontrolling economic interest is in the form of Class A common units of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The 42% direct noncontrolling economic interest will continue to decrease as Class A common units of FC-GEN are exchanged for public shares.  There have been no conversions of Class A common units since the completion of the Combination.  For the six months ended June 30, 2016 and 2015, loss of $42.3 million and $23.1 million, respectively, has been attributed to the Class A common units.

In addition to the noncontrolling interests attributable to the Class A common unit holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any VIEs where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the six months ended June 30, 2016 and 2015, income of $1.3 million and $1.6 million, respectively, has been attributed to these unaffiliated third parties.

Liquidity and Capital Resources

Cash Flow and Liquidity

The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Six months ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	$23,515	$(7,729)
Net cash provided by (used in) investing activities	38,824	(28,867)
Net cash (used in) provided by financing activities	(77,204)	32,011
Net decrease in cash and cash equivalents	(14,865)	(4,585)
Beginning of period	61,543	87,548
End of period	$46,678	$82,963

Net cash provided by operating activities in the six months ended June 30, 2016 of $23.5 million was unfavorably impacted by funded transaction costs of approximately $7.0 million.  Adjusted for transaction costs, net cash provided by operating activities in the six months ended June 30, 2016 would have been approximately $30.5 million.  Net cash used in operating activities in the six months ended June 30, 2015 of $7.7 million was unfavorably impacted by funded transaction costs of approximately $62.1 million.  Adjusted for funded transaction costs, net cash provided by operating activities in the six months ended June 30, 2015 would have been $54.4 million.  The cash provided by operating activities before funded transaction costs in the 2016 period as compared to the 2015 period declined $23.9 million, primarily due to changes in accounts receivable associated with the Revera Acquisition, which resulted in delayed timing of the receipt of payments for services provided to patients due to federal and state processing of licensure and also caused by temporary delays in Medicaid receipts at June 30, 2016 related to one of the states in which we operate.  We expect these temporary delays to turn around in the third quarter of 2016.

Net cash provided by investing activities in the six months ended June 30, 2016 was $38.8 million, compared to a use of cash of $28.9 million in the six months ended June 30, 2015. The six months ended June 30, 2016, as compared with the same period in 2015, included the receipt of $72.0 million, $67.0 million and $9.4 million for the sale of our hospice and home care business, 18 assisted living facilities in Kansas and an office building in Albuquerque, New Mexico, respectively.  The six months ended June 30, 2015 included the receipt of $27.6 million of asset and investment in joint venture sale proceeds.  The six months ended June 30, 2016 included a use of investing cash flow of $69.5 million related to the purchase of skilled nursing facilities as compared to $9.7 million of asset purchases in the six months ended June 30, 2015.  Routine capital expenditures for the six months ended June 30, 2016 exceeded the same period in the prior year by $11.0 million.  The remaining incremental source of cash from investing activities of $17.7 million in the six months ended June 30, 2016 as compared with the same period in 2015 is principally due to the liquidation and transfer of restricted cash and investments by our captive insurance companies.

Net cash used in financing activities was $77.2 million in the six months ended June 30, 2016 compared to a source of $32.0 million in the six months ended June 30, 2015.  The net increase in cash used in financing activities of $109.2 million is principally attributed to debt extinguishments in the 2016 period exceeding proceeds of new borrowing activities.  In the six months ended June 30, 2016 we had net increase of borrowings under the Revolving Credit Facilities of $8.0 million as compared with a $38.5 million of incremental Revolving Credit Facilities borrowings in the same period in 2015.  In the six months ended June 30, 2016, we used $54.2 million of the proceeds from the sale of 18 assisted living facilities in Kansas and $72.0 million from the sale of our hospice and home care business to repay long-term debt.  In the six months ended June 30, 206, we used the proceeds of $54.9 million of newly issued mortgage debt to purchase skilled nursing facilities.  In the six months ended June 30, 2015 we used the $360 million of proceeds from the Skilled Real Estate Bridge Loan to repay $326.6 million of indebtedness assumed in the Combination and other transaction costs.  The remaining net source of cash of $26.0 million in the six months ended June 30, 2016 as compared to the same period in 2015 is principally due to the debt issuance costs and distributions to noncontrolling interests in the 2015 period exceeding the debt issuance costs and distributions to noncontrolling interests in the 2016 period.

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

At June 30, 2016, we had cash and cash equivalents of $46.7 million and available borrowings under our revolving credit facilities of $110.6 million, after taking into account $68.4 million of letters of credit drawn against our revolving credit facilities. During the six months ended June 30, 2016, we maintained liquidity sufficient to meet our working capital, capital expenditure and development activities and we believe we will continue to meet those needs for at least the subsequent twelve month period.

Financing Activities

We are progressing on our near-term capital strengthening priorities to refinance our Real Estate Bridge Loans with lower cost and longer maturity HUD insured loans or other permanent financing and to reduce our overall indebtedness through a combination of non-strategic asset sale proceeds and free cash flow.

During the first six months of 2016, we closed on 18 HUD insured loans totaling $129.1 million. Since the Combination, we have repaid or refinanced $183.3 million of Welltower Real Estate Bridge Loans with $310.8 million remaining outstanding. We expect to continue to seek refinancing opportunities for the Real Estate Bridge Loans with lower cost HUD insured loans or other permanent financing between now and the end of 2016.

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

In April 2016, we acquired one skilled nursing facility and entered into a $9.9 million real estate bridge loan.  In May 2016, we acquired the real property of five skilled nursing facilities we operated under a leasing arrangement and entered into a $44.0 million real estate bridge loan (collectively, the Other Real Estate Bridge Loans).  The Other Real Estate Bridge Loans have an outstanding principal balance of $53.9 million at June 30, 2016.

In June 2016, we amended the Skilled Real Estate Bridge Loan providing for an additional extension option of 180 days, which, if exercised by us, would extend the maturity of the Skilled Real Estate Bridge Loan to February 2018.  The Skilled Real Estate Bridge Loan had an outstanding principal balance of $176.7 million at June 30, 2016.

Financing Activities Occurring Subsequent to Quarter End

Subsequent to June 30, 2016, we entered into the agreements described below.

New Term Loan Facility

On July 29, 2016, we and certain of our affiliates, including FC-GEN Operations Investment LLC (the Borrower), entered into a four year Term Loan Agreement (the New Term Loan Agreement) with an affiliate of Welltower Inc. (Welltower) and an affiliate of Omega Healthcare Investors, Inc. (Omega).  The New Term Loan Agreement provides for term loans (the New Term Loans) in the aggregate principal amount of $120.0 million, with scheduled annual amortization of 2.5% of the initial principal balance in years one and two, and 6.0% in years three and four.  Borrowings under the New Term Loan Agreement bear interest at a rate equal to a base rate (subject to a floor of 1.00%) or an ABR rate (subject to a floor of 2.0%), plus in each case a specified applicable margin.   The initial applicable margin for base rate loans is 13.0% per annum and the initial applicable margin for ABR rate loans is 12.0% per annum.  At our election, with respect to either base rate or ABR rate loans, up to 2.0% of the interest may be paid either in cash or paid-in-kind.  The proceeds of the New Term Loan, along with cash on hand, were used to repay all outstanding term loans and other obligations under the Prior Term Loan (as defined below).

The New Term Loan Agreement is secured by a first priority lien on the equity interests of our subsidiaries and the Borrower as well as certain other assets of ours, the Borrower and their subsidiaries, subject to certain exceptions.  The New Term Loan Agreement is also secured by a junior lien on the assets that secure the Revolving Credit Facilities, as amended, on a first priority basis.

Welltower and Omega, or their respective affiliates, are each currently landlords under certain master lease agreements to which we and/or our affiliates are tenants.  In addition, Welltower currently provides funding, pursuant to two bridge loans, to certain affiliates of ours.

The New Term Loan Agreement contains financial, affirmative and negative covenants, and events of default that are customary for debt securities of this type.  The covenants are effective retroactive to June 30, 2016.  The financial covenants include four maintenance covenants which require us to maintain a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures.  The most restrictive financial covenant is the maximum leverage ratio which requires us to maintain a leverage ratio, as defined therein, of no more than 6.0 to 1.0 through March of 2017 and stepping down over the course of the loan to 4.0 to 1.0 beginning in 2020.

Repayment of Prior Term Loan Facility

On July 29, 2016, we paid the outstanding balance of $153.4 million under the Term Loan Agreement dated as of December 3, 2012, (the Prior Term Loan).  In addition, we paid an early termination fee of approximately $3.1 million. The Prior Term Loan and all guarantees and liens related thereto were terminated upon such payments.

Revolving Credit Facility Amendment

On July 29, 2016, we entered into an amendment (the ABL Amendment) to our Revolving Credit Facilities. Among other things, the ABL Amendment (i) modifies financial covenants effective June 30, 2016 to provide additional flexibility to us; (ii) permits us to enter into certain other transactions; and (iii) increases the interest rate margin applicable to the revolving loans under the ABL Credit Agreement (the New Applicable Margin). The New Applicable Margin for LIBOR loans increased (i) for Tranche A-1 loans, from a range of 2.75% to 3.25% to a range of 3.00% to 3.50%, (ii) for Tranche A-2 loans, from a range of 2.50% to 3.00% to a range of 3.00% to 3.50% and (iii) for FILO Tranche, from 5.00% to 6.00%.  The New Applicable Margin for Base Rate (calculated as the highest of the (i) prime rate, (ii) the federal funds rate plus 3.00%, or (iii) LIBOR plus the excess of the applicable margin between LIBOR loans and base rate loans) loans increased (i) for Tranche A-1 loans, from a range of 1.75% to 2.25% to a range of 2.00% to 2.50%, (ii) for Tranche A-2 loans, from a range of 1.50% to 2.00% to a range of 2.00% to 2.50% and (iii) for FILO Tranche, from 4.00% to 5.00%.

The amended Revolving Credit Facilities contain financial, affirmative and negative covenants, and events of default that are substantially identical to those of the New Term Loan Agreement, but additionally contain a minimum liquidity covenant and a springing minimum fixed charge coverage covenant tied to the minimum liquidity requirement.     The most restrictive financial covenant is the maximum leverage ratio which requires us to maintain a leverage ratio, as defined, of no more than 6.0 to 1.0 through March of 2017 and stepping down over the course of the loan to 4.0 to 1.0 beginning in 2020.

Lease and Other Loan Amendments

On July 29, 2016, we entered into amendments (the Master Lease Amendments) of our master lease agreements with Welltower, Sabra and Omega (the Master Lease Agreements) and the Welltower Real Estate Bridge Loans.  Among other things, the Master Lease Amendments modified financial covenants effective June 30, 2016 to provide us with additional flexibility.  No such amended financial covenants are more restrictive than the maximum leverage ratio contained in the New Term Loan and the Revolving Credit Facility agreements.

On July 29, 2016, we entered into a memorandum of understanding with Sabra outlining the terms of a restructuring to our master lease agreements.  The significant features of the restructuring include (i) the application of a 7.5% credit against current rent from the proceeds of certain asset sales with any residual rent related to assets sold continuing to be paid by us through our current terms, which expire in 2020 and 2021; (ii) the reallocation of rents among certain of the master leases in order to establish market based lease coverages, with any excess rent above market lease coverage scheduled to expire in 2020 and 2021; and (iii) extensions of two to four years to the termination dates of certain master leases, which after 2020 and 2021 will reflect market-based lease coverages.  The restructuring provides a long-term solution to our master leases with Sabra.  Based upon the estimated sale proceeds of certain assets and the excess rent associated with the rent reallocation, we project the annual rent reduction by 2021 to be between $11 million and $13 million.

 Financial Covenants

The Revolving Credit Facilities, the New Term Loan Agreement and the Welltower Real Estate Bridge Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants.  Following the amendments to these agreements, which are effective June 30, 2016, we are in compliance with the covenants contained in the Credit Facilities.

Our Master Lease Agreements each contain a number of financial, affirmative and negative covenants.  Following the amendments to these agreements which are effective June 30, 2016, we are in compliance with all covenants contained in the Master Lease Agreements.

At June 30, 2016, we did not meet certain financial covenants contained in three leases related to 11 of our facilities.  We are and expect to continue to be current in the timely payment of our obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of our other loan or lease agreements.  We will continue to work with the related credit parties to amend such leases and the related financial covenants.  We do not believe the breach of such financial covenants at June 30, 2016 will have a material adverse impact on us.

Off Balance Sheet Arrangements

We had outstanding letters of credit of $68.4 million under our letter of credit sub-facility on our revolving credit facilities as of June 30, 2016.  These letters of credit are principally pledged to landlords and insurance carriers as collateral.  We are not involved in any other off-balance-sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table sets forth our contractual obligations, including principal and interest, but excluding non-cash amortization of discounts or premiums and debt issuance costs established on these instruments, as of June 30, 2016 (in thousands). Such commitments do not reflect the impact of the New Term Loan Facility and the repayment of the Prior Term Loan Facility as these transactions occurred subsequent to quarter end.

					More than
	Total	1 Yr.	2-3 Yrs.	4-5 Yrs.	5 Yrs.
Revolving credit facilities	$432,453	$17,150	$34,299	$381,004	$—
Term loan facility	171,840	27,375	144,465	—	—
Real estate bridge loans	418,358	38,054	380,304	—	—
HUD insured loans	384,632	11,619	23,570	23,570	325,873
Mortgages and other secured debt (recourse)	14,400	1,059	11,388	1,953	—
Mortgages and other secured debt (non-recourse)	34,154	2,194	14,651	2,617	14,692
Financing obligations	11,265,180	279,799	584,725	618,636	9,782,020
Capital lease obligations	3,703,173	93,041	181,809	190,532	3,237,791
Operating lease obligations	891,566	139,555	273,251	252,577	226,183
	$17,315,756	$609,846	$1,648,462	$1,470,889	$13,586,559

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

Interest Rate Exposure—Interest Rate Risk Management

Our Term Loan Facility, Real Estate Bridge Loans and Revolving Credit Facilities expose us to variability in interest payments due to changes in interest rates.  As of June 30, 2016, there is no derivative financial instrument in place to limit that exposure.

A 1% increase in the applicable interest rate on our variable-rate debt would result in an approximately $9.1 million increase in our annual interest expense.  The foregoing only incorporates those exposures that exist as of June 30, 2016 and does not consider those exposures or positions which have arisen or could arise after that date, including the changes in debt levels and rates resulting from the ABL Amendment or the New Term Loan Agreement executed July 29, 2016.  See Note 7 – “Long-Term Debt.”

Our investments in marketable securities as of June 30, 2016 consisted of investment grade government and corporate debt securities and money market funds that have maturities of five years or less. These investments expose us to investment income risk, which is affected by changes in the general level of U.S. and international interest rates and securities markets risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Interest rates are near historic lows, with a risk of interest rates increasing before our current investments mature.  While we have the ability and intent to hold our investments to maturity today, rising interest rates could impact our ability to liquidate our investments for a profit and could adversely affect the cost of replacing those investments at the time of maturity with investment of similar return and risk profile.  Despite the complex nature of exposure to the securities markets, given the low risk profile, we do not believe a 1% increase in interest rates alone would have a material impact on our net investment income returns.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2016 because of the outstanding material weakness in our internal control over financial reporting as discussed in more detail in our Form 10-K for the year ended December 31, 2015 under Part II, Item 9A. Management continues to implement the remediation plan described in our 10-K for the year ended December 31, 2015 and updated below to address this material weakness and is monitoring that implementation.

During the six months ended June 30, 2016, we continued the process of remediating the identified material weakness in our internal control over financial reporting described in Item 9A of our Form 10-K for the year ended December 31, 2015.  We continue to use a third party specialist and their software designed to assist us with the evaluation and elimination of the segregation of duties conflicts within our general ledger, payroll/human resources and accounts payable IT system applications.  We will continue to devote significant time and attention to the remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management concludes, through testing, that these controls are operating effectively.

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

Changes in Internal Control Over Financial Reporting

Except as discussed above, there has been no change in our internal control over financial reporting that occurred during the quarter covered that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For information regarding certain pending legal proceedings to which we are a party or our property is subject, see Note 11 —  “Commitments and Contingencies—Legal Proceedings,” to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 1A.  Risk Factors

With the exception of the revision to an existing risk factor disclosed in Part II, Item 1A “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, there have been no material changes to the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 14, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item  5. Other Information

None.

Item 6. Exhibits

(a)Exhibits.

Number	Description

10.1	First Amendment dated as of March 31, 2016 to Loan Agreement dated as of February 2, 2015 between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto
10.2	Second Amendment dated as of April 28, 2016 to Loan Agreement dated as of February 2, 2015 between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto
10.3	Third Amendment dated as of May 26, 2016 to Loan Agreement dated as of February 2, 2015 between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto
10.4	Fourth Amendment dated as of June 30, 2016 to Loan Agreement dated as of February 2, 2015 between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto

10.5	Fifth Amendment dated as of July 29, 2016 to Loan Agreement dated as of February 2, 2015 between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto
10.6

Term Loan Agreement dated as of July 29, 2016, by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, GEN Operations I, LLC, GEN Operations II, LLC, Genesis Healthcare LLC and Sun Healthcare Group, Inc. as borrowers, HCRI Tucson Properties, Inc. and OHI Mezz Lender, LLC as the initial lenders and Welltower Inc. as the administrative agent and collateral agent

10.7

Amendment No. 1 dated as of April 28, 2016, to that certain Third Amended and Restated Credit Agreement dated as of February 2, 2015, by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, Skilled Healthcare, LLC, Genesis Holdings, LLC, Genesis Healthcare LLC, certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and Healthcare Financial Solutions, LLC, as administrative agent

10.8

Amendment No. 2 dated as of May 19, 2016, to that certain Third Amended and Restated Credit Agreement dated as of February 2, 2015, by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, Skilled Healthcare, LLC, Genesis Holdings, LLC, Genesis Healthcare LLC, certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and Healthcare Financial Solutions, LLC, as administrative agent

10.9

Amendment No. 3 dated as of July 29, 2016, to that certain Third Amended and Restated Credit Agreement dated as of February 2, 2015, by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, Skilled Healthcare, LLC, Genesis Holdings, LLC, Genesis Healthcare LLC, certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and Healthcare Financial Solutions, LLC, as administrative agent

10.10	Third Amendment dated July 29, 2016 to Nineteenth Amended and Restated Master Lease Agreement dated as of December 31, 2015, between FC-GEN Real Estate, LLC and Genesis Operations LLC
10.11	First Amendment dated as of July 29, 2016 to Loan Agreement dated as of December 1, 2015 between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS HEALTHCARE, INC.

Date:	August 5, 2016	By	/S/ GEORGE V. HAGER, JR.
George V. Hager, Jr.
Chief Executive Officer

Date:	August 5, 2016	By	/S/ THOMAS DIVITTORIO
Thomas DiVittorio
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Number	Description

10.1	First Amendment dated as of March 31, 2016 to Loan Agreement dated as of February 2, 2015 between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto
10.2	Second Amendment dated as of April 28, 2016 to Loan Agreement dated as of February 2, 2015 between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto
10.3	Third Amendment dated as of May 26, 2016 to Loan Agreement dated as of February 2, 2015 between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto
10.4	Fourth Amendment dated as of June 30, 2016 to Loan Agreement dated as of February 2, 2015 between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto
10.5	Fifth Amendment dated as of July 29, 2016 to Loan Agreement dated as of February 2, 2015 between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto
10.6

Term Loan Agreement dated as of July 29, 2016, by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, GEN Operations I, LLC, GEN Operations II, LLC, Genesis Healthcare LLC and Sun Healthcare Group, Inc. as borrowers, HCRI Tucson Properties, Inc. and OHI Mezz Lender, LLC as the initial lenders and Welltower Inc. as the administrative agent and collateral agent

10.7

Amendment No. 1 dated as of April 28, 2016, to that certain Third Amended and Restated Credit Agreement dated as of February 2, 2015, by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, Skilled Healthcare, LLC, Genesis Holdings, LLC, Genesis Healthcare LLC, certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and Healthcare Financial Solutions, LLC, as administrative agent

10.8

Amendment No. 2 dated as of May 19, 2016, to that certain Third Amended and Restated Credit Agreement dated as of February 2, 2015, by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, Skilled Healthcare, LLC, Genesis Holdings, LLC, Genesis Healthcare LLC, certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and Healthcare Financial Solutions, LLC, as administrative agent

10.9

Amendment No. 3 dated as of July 29, 2016, to that certain Third Amended and Restated Credit Agreement dated as of February 2, 2015, by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, Skilled Healthcare, LLC, Genesis Holdings, LLC, Genesis Healthcare LLC, certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and Healthcare Financial Solutions, LLC, as administrative agent

10.10	Third Amendment dated July 29, 2016 to Nineteenth Amended and Restated Master Lease Agreement dated as of December 31, 2015, between FC-GEN Real Estate, LLC and Genesis Operations LLC
10.11	First Amendment dated as of July 29, 2016 to Loan Agreement dated as of December 1, 2015 between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended