Form 10-Q
period 2016-09-30
Genesis Healthcare, Inc.
filed 2016-11-04
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016.

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on November 3, 2016, was:

Class A common stock, $0.001 par value – 74,970,770 shares

Class B common stock, $0.001 par value – 15,511,603 shares

Class C common stock, $0.001 par value – 64,049,380 shares

Genesis Healthcare, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	September 30,	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$53,840	$61,543
Restricted cash and investments in marketable securities	41,252	52,917
Accounts receivable, net of allowances for doubtful accounts of $219,149 and $189,739 at September 30, 2016 and December 31, 2015, respectively	826,221	789,387
Prepaid expenses	63,873	58,622
Other current assets	63,480	49,024
Total current assets	1,048,666	1,011,493
Property and equipment, net of accumulated depreciation of $781,414 and $638,768 at September 30, 2016 and December 31, 2015, respectively	3,944,620	4,085,247
Restricted cash and investments in marketable securities	122,753	145,210
Other long-term assets	134,935	130,869
Deferred income taxes	5,721	7,144
Identifiable intangible assets, net of accumulated amortization of $87,033 and $66,570 at September 30, 2016 and December 31, 2015, respectively	185,779	209,967
Goodwill	444,113	470,019
Total assets	$5,886,587	$6,059,949
Liabilities and Stockholders' Deficit:
Current liabilities:
Current installments of long-term debt	$30,758	$12,477
Capital lease obligations	1,852	1,842
Financing obligations	1,566	989
Accounts payable	223,961	233,801
Accrued expenses	205,096	197,741
Accrued compensation	185,916	185,054
Self-insurance reserves	162,149	166,761
Total current liabilities	811,298	798,665
Long-term debt	1,155,456	1,186,159
Capital lease obligations	1,013,611	1,053,816
Financing obligations	3,104,537	3,064,077
Deferred income taxes	19,397	14,939
Self-insurance reserves	448,749	428,569
Other long-term liabilities	105,070	133,111
Commitments and contingencies
Stockholders’ deficit:
Class A common stock, (par $0.001, 1,000,000,000 shares authorized, issued and outstanding - 74,679,822 at September 30, 2016 and 73,593,732 at December 31, 2015)	74	74
Class B common stock, (par $0.001, 20,000,000 shares authorized, issued and outstanding - 15,511,603 at September 30, 2016 and December 31, 2015)	16	16
Class C common stock, (par $0.001, 150,000,000 shares authorized, issued and outstanding - 64,249,380 at September 30, 2016 and 64,449,380 at December 31, 2015)	64	64
Additional paid-in-capital	302,747	295,359
Accumulated deficit	(818,072)	(731,602)
Accumulated other comprehensive income (loss)	81	(218)
Total stockholders’ deficit before noncontrolling interests	(515,090)	(436,307)
Noncontrolling interests	(256,441)	(183,080)
Total stockholders' deficit	(771,531)	(619,387)
Total liabilities and stockholders’ deficit	$5,886,587	$6,059,949

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net revenues	$1,418,994	$1,416,027	$4,329,570	$4,178,503
Salaries, wages and benefits	834,414	833,635	2,534,824	2,445,294
Other operating expenses	350,828	332,919	1,062,086	993,719
General and administrative costs	46,545	45,889	139,999	130,902
Provision for losses on accounts receivable	25,602	23,346	81,776	68,855
Lease expense	35,512	37,655	109,796	113,033
Depreciation and amortization expense	61,104	62,505	190,822	176,043
Interest expense	131,812	128,538	400,853	376,236
Loss (gain) on early extinguishment of debt	15,363	(3,104)	15,830	130
Investment income	(934)	(353)	(2,073)	(1,200)
Other (income) loss	(5,173)	38	(48,084)	(7,522)
Transaction costs	3,057	3,306	9,804	92,016
Skilled Healthcare and other loss contingency expense	—	30,000	15,192	31,500
Equity in net income of unconsolidated affiliates	(893)	(640)	(2,153)	(1,153)
Loss before income tax benefit	(78,243)	(77,707)	(179,102)	(239,350)
Income tax benefit	(25,888)	(16,726)	(19,738)	(26,793)
Loss from continuing operations	(52,355)	(60,981)	(159,364)	(212,557)
(Loss) income from discontinued operations, net of taxes	(24)	39	(1)	(1,571)
Net loss	(52,379)	(60,942)	(159,365)	(214,128)
Less net loss attributable to noncontrolling interests	31,921	31,990	72,895	53,424
Net loss attributable to Genesis Healthcare, Inc.	$(20,458)	$(28,952)	$(86,470)	$(160,704)
Loss per common share:
Basic and diluted:
Weighted-average shares outstanding for basic and diluted loss from continuing operations per share	90,226	89,213	89,617	84,615
Basic and diluted net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(0.23)	$(0.32)	$(0.96)	$(1.88)
(Loss) income from discontinued operations, net of taxes	(0.00)	0.00	(0.00)	(0.02)
Net loss attributable to Genesis Healthcare, Inc.	$(0.23)	$(0.32)	$(0.96)	$(1.90)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net loss	$(52,379)	$(60,942)	$(159,365)	$(214,128)
Net unrealized (loss) gain on marketable securities, net of tax	(298)	15	730	48
Comprehensive loss	(52,677)	(60,927)	(158,635)	(214,080)
Less: comprehensive loss attributable to noncontrolling interests	31,921	31,984	72,464	53,342
Comprehensive loss attributable to Genesis Healthcare, Inc.	$(20,756)	$(28,943)	$(86,171)	$(160,738)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(159,365)	$(214,128)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash interest and leasing arrangements, net	70,228	69,525
Other non-cash charges and gains, net	(48,084)	(7,346)
Share based compensation	6,759	27,852
Depreciation and amortization	190,822	176,187
Provision for losses on accounts receivable	81,776	68,829
Equity in net income of unconsolidated affiliates	(2,153)	(1,153)
Benefit for deferred taxes	(21,957)	(36,714)
Loss (gain) on early extinguishment of debt	12,714	(3,104)
Changes in assets and liabilities:
Accounts receivable	(136,383)	(102,226)
Accounts payable and other accrued expenses and other	40,945	17,329
Net cash provided by (used in) operating activities	35,302	(4,949)
Cash flows from investing activities:
Capital expenditures	(70,790)	(65,493)
Purchases of marketable securities	(38,845)	(27,519)
Proceeds on maturity or sale of marketable securities	53,014	19,703
Net change in restricted cash and equivalents	20,984	(12,303)
Sale of investment in joint venture	1,010	26,358
Purchases of inpatient assets, net of cash acquired	(108,299)	(11,598)
Sales of assets	149,398	1,263
Restricted deposits	(8,096)	—
Investments in joint venture	(536)	—
Other, net	3,122	1,656
Net cash provided by (used in) investing activities	962	(67,933)
Cash flows from financing activities:
Borrowings under revolving credit facility	662,000	589,500
Repayments under revolving credit facility	(611,000)	(529,000)
Proceeds from issuance of long-term debt	354,137	361,101
Proceeds from tenant improvement draws under lease arrangements	1,157	2,033
Repayment of long-term debt	(436,923)	(351,420)
Debt issuance costs	(12,441)	(17,776)
Distributions to noncontrolling interests and stockholders	(897)	(9,433)
Net cash (used in) provided by financing activities	(43,967)	45,005
Net decrease in cash and cash equivalents	(7,703)	(27,877)
Cash and cash equivalents:
Beginning of period	61,543	87,548
End of period	$53,840	$59,671
Supplemental cash flow information:
Interest paid	$333,509	$308,029
Net taxes (refunded) paid	(9,777)	18,983
Non-cash financing activities:
Capital leases	$(49,622)	$56,766
Financing obligations	28,933	27,500
Assumption of long-term debt	—	436,887

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)General Information

Description of Business

Genesis Healthcare, Inc. is a healthcare services company that through its subsidiaries (collectively, the Company) owns and operates skilled nursing facilities, assisted/senior living facilities and a rehabilitation therapy business.  The Company has an administrative services company that provides a full complement of administrative and consultative services that allows its affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. The Company provides inpatient services through 507 skilled nursing, assisted/senior living and behavioral health centers located in 34 states.  Revenues of the Company’s owned, leased and otherwise consolidated centers constitute approximately 85% of its revenues.

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

The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that “most significantly impact” the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's composition of variable interest entities was not material at September 30, 2016.

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

The Company’s financial position at September 30, 2016 includes the impact of certain significant transactions and events, as disclosed within Note 3 – “Significant Transactions and Events.”

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which addresses how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted.  The Company is still evaluating the effect, if any, that ASU 2016-15 will have on its consolidated statements of cash flows.

(2)   Certain Significant Risks and Uncertainties

Revenue Sources

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care facilities that utilize its rehabilitation therapy and other services.  The Company’s inpatient services segment derives approximately 79% of its revenue from Medicare and various state Medicaid programs.  The following table depicts the Company’s inpatient services segment revenue by source for the three and nine months ended September 30, 2016 and 2015.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Medicare	24%	26%	25%	26%
Medicaid	55%	53%	54%	53%
Insurance	11%	11%	11%	11%
Private and other	10%	10%	10%	10%
Total	100%	100%	100%	100%

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

continue to be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

Laws and regulations governing the Medicare and Medicaid programs, and the Company’s business generally, are complex and are often subject to a number of ambiguities in their application and interpretation. The Company believes that it is in substantial compliance with all applicable laws and regulations.  However, from time to time the Company and its affiliates are subject to pending or threatened lawsuits and investigations involving allegations of potential wrongdoing, some of which may be material or involve significant costs to resolve and/or defend, or may lead to other adverse effects on the Company and its affiliates including, but not limited to, fines, penalties and exclusion from participation in the Medicare and/or Medicaid programs.  The Company’s business is subject to a number of other known and unknown risks and uncertainties, which are discussed in Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on March 14, 2016 and in the Company’s Quarterly Reports on Form 10-Q.

(3)   Significant Transactions and Events

The Combination with Skilled

On August 18, 2014, Skilled Healthcare Group, Inc., a Delaware corporation (Skilled), entered into a Purchase and Contribution Agreement with FC-GEN Operations Investment, LLC (FC-GEN) pursuant to which the businesses and operations of FC-GEN and Skilled were combined (the Combination). On February 2, 2015, the Combination was completed.

Pro forma information

The acquired business contributed net revenues of $608.0 million and net loss of $17.9 million to the Company for the period from February 1, 2015 to September 30, 2015. The unaudited pro forma net effect of the Combination assuming the acquisition occurred as of January 1, 2015 is as follows (in thousands, except per share amounts):

Pro forma
nine months ended
September 30, 2015
Revenues	$4,249,791
Loss attributable to Genesis Healthcare, Inc.	(57,813)

Loss per common share:
Basic	$(0.65)
Diluted	$(0.66)

The unaudited pro forma financial data have been derived by combining the historical financial results of the Company and the operations acquired in the Combination for the periods presented. The unaudited results of operations include transaction and financing costs totaling $88.8 million incurred by both the Company and Skilled in connection with the Combination. These costs have been eliminated from the results of operations for the nine months ended September 30, 2015 for purposes of the pro forma financial presentation.

Sale of Kansas ALFs

On January 1, 2016, the Company sold 18 Kansas assisted/senior living facilities acquired in the Combination for $67.0 million. Of the proceeds received, $54.2 million were used to pay down partially the Real Estate Bridge Loans.  See Note 7 – “Long-Term Debt – Real Estate Bridge Loans.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Sale of Hospice and Home Health

In March 2016, the Company signed an agreement with FC Compassus LLC, a nationwide network of community-based hospice and palliative care programs, to sell its hospice and home health operations for $84 million. Effective May 1, 2016, the Company completed the sale and received $72 million in cash and a $12 million short-term note.  The sale resulted in a gain of $44.0 million and a derecognition of goodwill and identifiable intangible assets of $30.8 million.  The cash proceeds were used to pay down partially the Company’s Term Loan Facility.  See Note 7 – “Long-Term Debt – Term Loan Facility.” Through the asset purchase agreement, the Company retained certain liabilities.  See Note 11 – “Commitments and Contingencies – Legal Proceedings - Creekside Hospice Litigation.”  Certain members of the Company’s board of directors indirectly beneficially hold ownership interests in FC Compassus LLC totaling less than 10% in the aggregate.

HUD Insured Loans

During the three and nine months ended September 30, 2016, the Company closed on the HUD insured financings of three and 21 skilled nursing facilities for $14.2 million and $143.2 million, respectively.  The total proceeds from the financings were used to pay down partially the Real Estate Bridge Loans.  See Note 7 – “Long-Term Debt – Real Estate Bridge Loans.”

Acquisition from Revera

On September 1, 2016, the Company acquired five skilled nursing facilities from Revera Assisted Living, Inc. (Revera) for a purchase price of $39.4 million.  The Company had previously acquired the real property of 15 of Revera’s skilled nursing facilities on December 1, 2015 and entered into leases for four additional skilled nursing facilities while awaiting change of ownership approval for the remaining five skilled nursing facilities located in the State of Vermont.  During the period from December 1, 2015 through August 31, 2016, the Company managed the operations of the remaining five skilled nursing facilities in the State of Vermont.  The acquisition was financed through a real estate bridge loan for $37.0 million.  See Note 7 – “Long-Term Debt – Real Estate Bridge Loans.”

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The computations of basic and diluted EPS are consistent with any potentially dilutive adjustments to the numerator or denominator being anti-dilutive and therefore excluded from the dilutive calculation. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator:
Loss from continuing operations	$(52,355)	$(60,981)	$(159,364)	$(212,557)
Less: Net loss attributable to noncontrolling interests	(31,921)	(31,990)	(72,895)	(53,424)
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(20,434)	$(28,991)	$(86,469)	$(159,133)
(Loss) income from discontinued operations, net of taxes	(24)	39	(1)	(1,571)
Net loss attributable to Genesis Healthcare, Inc.	$(20,458)	$(28,952)	$(86,470)	$(160,704)
Denominator:
Weighted average shares outstanding for basic and diluted net loss per share	90,226	89,213	89,617	84,615
Basic and diluted net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(0.23)	$(0.32)	$(0.96)	$(1.88)
(Loss) income from discontinued operations, net of taxes	(0.00)	0.00	(0.00)	(0.02)
Net loss attributable to Genesis Healthcare, Inc.	$(0.23)	$(0.32)	$(0.96)	$(1.90)

The following were excluded from net loss attributable to Genesis Healthcare, Inc. and the weighted-average diluted shares computation for the three and nine months ended September 30, 2016 and 2015, as their inclusion would have been anti-dilutive (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
	Net loss		Net loss		Net loss		Net loss
	attributable to		attributable to		attributable to		attributable to
	Genesis	Antidilutive	Genesis	Antidilutive	Genesis	Antidilutive	Genesis	Antidilutive
	Healthcare, Inc.	shares	Healthcare, Inc.	shares	Healthcare, Inc.	shares	Healthcare, Inc.	shares
Exchange of restricted stock units of noncontrolling interests	$(26,959)	64,391	$(20,639)	64,461	$(58,465)	64,437	$(31,945)	56,906
Employee and director unvested restricted stock units	—	—	—	323	—	—	—	149

Because the Company is in a net loss position for the three and nine months ended September 30, 2016, the combined impact of the assumed conversion of the approximate 42% noncontrolling interest to common stock and the related tax implications are anti-dilutive to EPS.  As of September 30, 2016, there were 64,249,380 units attributed to the noncontrolling interests outstanding.  In addition to the outstanding units attributed to the noncontrolling interests, the conversion of all of those units will result in the issuance of an incremental 11,187 shares of Class A common stock.  In the nine months ended September 30, 2016, 984,849 shares vested and  849,233 were issued with respect to the June 3, 2015 grant. On June 8, 2016, 4,339,932 restricted stock awards were granted to employees and 360,000 restricted stock

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

awards to non-employee directors.  On August 5, 2016, an additional 503,834 restricted stock awards were granted to employees.  Because the Company is in a net loss position for the three and nine months ended September 30, 2016, the combined impact of the grants under the 2015 Omnibus Equity Incentive Plan to common stock and the related tax implications are anti-dilutive to EPS.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)Segment Information

The Company has three reportable operating segments: (i) inpatient services; (ii) rehabilitation therapy services; and (iii) other services. For additional information on these reportable segments see Note 1 – “General Information – Description of Business.”

A summary of the Company’s segmented revenues follows:

	Three months ended September 30,
	2016		2015		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
Revenues:
Inpatient services:
Skilled nursing facilities	$1,192,498	84.0%	$1,155,123	81.5%	$37,375	3.2%
Assisted/Senior living facilities	29,423	2.1%	36,635	2.6%	(7,212)	(19.7)%
Administration of third party facilities	2,659	0.2%	2,225	0.2%	434	19.5%
Elimination of administrative services	(340)	—%	(421)	—%	81	(19.2)%
Inpatient services, net	1,224,240	86.3%	1,193,562	84.3%	30,678	2.6%

Rehabilitation therapy services:
Total therapy services	261,543	18.4%	281,151	19.9%	(19,608)	(7.0)%
Elimination intersegment rehabilitation therapy services	(101,156)	(7.1)%	(107,112)	(7.6)%	5,956	(5.6)%
Third party rehabilitation therapy services	160,387	11.3%	174,039	12.3%	(13,652)	(7.8)%

Other services:
Total other services	40,376	2.8%	58,804	4.1%	(18,428)	(31.3)%
Elimination intersegment other services	(6,009)	(0.4)%	(10,378)	(0.7)%	4,369	(42.1)%
Third party other services	34,367	2.4%	48,426	3.4%	(14,059)	(29.0)%

Net revenues	$1,418,994	100.0%	$1,416,027	100.0%	$2,967	0.2%

	Nine months ended September 30,
	2016		2015		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
Revenues:
Inpatient services:
Skilled nursing facilities	$3,595,258	82.9%	$3,424,788	81.9%	$170,470	5.0%
Assisted/Senior living facilities	90,772	2.1%	106,497	2.5%	(15,725)	(14.8)%
Administration of third party facilities	8,608	0.2%	7,724	0.2%	884	11.4%
Elimination of administrative services	(1,077)	—%	(1,445)	—%	368	(25.5)%
Inpatient services, net	3,693,561	85.2%	3,537,564	84.6%	155,997	4.4%

Rehabilitation therapy services:
Total therapy services	821,704	19.1%	818,335	19.6%	3,369	0.4%
Elimination intersegment rehabilitation therapy services	(311,060)	(7.2)%	(323,020)	(7.7)%	11,960	(3.7)%
Third party rehabilitation therapy services	510,644	11.9%	495,315	11.9%	15,329	3.1%

Other services:
Total other services	142,336	3.3%	172,759	4.1%	(30,423)	(17.6)%
Elimination intersegment other services	(16,971)	(0.4)%	(27,135)	(0.6)%	10,164	(37.5)%
Third party other services	125,365	2.9%	145,624	3.5%	(20,259)	(13.9)%

Net revenues	$4,329,570	100.0%	$4,178,503	100.0%	$151,067	3.6%

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Company’s unaudited condensed consolidated statement of operations follows:

	Three months ended September 30, 2016
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$1,224,580	$261,543	$40,226	$150	$(107,505)	$1,418,994
Salaries, wages and benefits	586,654	219,864	27,896	—	—	834,414
Other operating expenses	428,820	18,903	10,610	—	(107,505)	350,828
General and administrative costs	—	—	—	46,545	—	46,545
Provision for losses on accounts receivable	21,088	4,722	(161)	(47)	—	25,602
Lease expense	34,745	24	269	474	—	35,512
Depreciation and amortization expense	53,313	2,943	163	4,685	—	61,104
Interest expense	109,339	14	10	22,449	—	131,812
Loss on extinguishment of debt	—	—	—	15,363	—	15,363
Investment income	—	—	—	(934)	—	(934)
Other income	—	—	—	(5,173)	—	(5,173)
Transaction costs	—	—	—	3,057	—	3,057
Skilled Healthcare and other loss contingency expense	—	—	—	—	—	—
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,608)	715	(893)
(Loss) income before income tax benefit	(9,379)	15,073	1,439	(84,661)	(715)	(78,243)
Income tax benefit	—	—	—	(25,888)	—	(25,888)
(Loss) income from continuing operations	$(9,379)	$15,073	$1,439	$(58,773)	$(715)	$(52,355)

	Three months ended September 30, 2015
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$1,193,983	$281,151	$58,501	$303	$(117,911)	$1,416,027
Salaries, wages and benefits	568,888	229,021	35,726	—	—	833,635
Other operating expenses	413,055	19,513	18,261	—	(117,910)	332,919
General and administrative costs	—	—	—	45,889	—	45,889
Provision for losses on accounts receivable	18,514	5,120	341	(629)	—	23,346
Lease expense	36,577	28	589	461	—	37,655
Depreciation and amortization expense	53,384	3,904	349	4,868	—	62,505
Interest expense	106,433	14	11	22,123	(43)	128,538
Gain on extinguishment of debt	—	—	—	(3,104)	—	(3,104)
Investment (income) loss	—	—	—	(396)	43	(353)
Other loss	—	—	—	38	—	38
Transaction costs	—	—	—	3,306	—	3,306
Skilled Healthcare and other loss contingency expense	—	—	—	30,000	—	30,000
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,071)	431	(640)
(Loss) income before income tax benefit	(2,868)	23,551	3,224	(101,182)	(432)	(77,707)
Income tax benefit	—	—	—	(16,726)	—	(16,726)
(Loss) income from continuing operations	$(2,868)	$23,551	$3,224	$(84,456)	$(432)	$(60,981)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine months ended September 30, 2016
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$3,694,638	$821,704	$141,970	$366	$(329,108)	$4,329,570
Salaries, wages and benefits	1,748,232	689,833	96,759	—	—	2,534,824
Other operating expenses	1,296,069	58,927	36,198	—	(329,108)	1,062,086
General and administrative costs	—	—	—	139,999	—	139,999
Provision for losses on accounts receivable	68,757	12,165	993	(139)	—	81,776
Lease expense	107,047	71	1,209	1,469	—	109,796
Depreciation and amortization expense	167,208	9,137	805	13,672	—	190,822
Interest expense	328,385	43	30	72,395	—	400,853
Loss on extinguishment of debt	—	—	—	15,830	—	15,830
Investment income	—	—	—	(2,073)	—	(2,073)
Other income	—	—	—	(48,084)	—	(48,084)
Transaction costs	—	—	—	9,804	—	9,804
Skilled Healthcare and other loss contingency expense	—	—	—	15,192	—	15,192
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(3,894)	1,741	(2,153)
(Loss) income before income tax benefit	(21,060)	51,528	5,976	(213,805)	(1,741)	(179,102)
Income tax benefit	—	—	—	(19,738)	—	(19,738)
(Loss) income from continuing operations	$(21,060)	$51,528	$5,976	$(194,067)	$(1,741)	$(159,364)

	Nine months ended September 30, 2015
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$3,539,009	$818,335	$171,175	$1,584	$(351,600)	$4,178,503
Salaries, wages and benefits	1,674,262	664,600	106,432	—	—	2,445,294
Other operating expenses	1,240,551	54,507	50,260	—	(351,599)	993,719
General and administrative costs	—	—	—	130,902	—	130,902
Provision for losses on accounts receivable	54,858	13,053	1,659	(715)	—	68,855
Lease expense	109,843	83	1,795	1,312	—	113,033
Depreciation and amortization expense	152,641	9,803	909	12,690	—	176,043
Interest expense	315,902	16	31	60,577	(290)	376,236
Loss on extinguishment of debt	—	—	—	130	—	130
Investment (income) loss	—	—	—	(1,490)	290	(1,200)
Other income	—	—	—	(7,522)	—	(7,522)
Transaction costs	—	—	—	92,016	—	92,016
Skilled Healthcare and other loss contingency expense	—	—	—	31,500	—	31,500
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(2,528)	1,375	(1,153)
(Loss) income before income tax benefit	(9,048)	76,273	10,089	(315,288)	(1,376)	(239,350)
Income tax benefit	—	—	—	(26,793)	—	(26,793)
(Loss) income from continuing operations	$(9,048)	$76,273	$10,089	$(288,495)	$(1,376)	$(212,557)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the segment assets as of September 30, 2016 compared to December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Inpatient services	$5,306,047	$5,437,518
Rehabilitation services	456,032	442,969
Other services	67,318	91,775
Corporate and eliminations	57,190	87,687
Total assets	$5,886,587	$6,059,949

The following table presents segment goodwill as of September 30, 2016 compared to December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Inpatient services	$358,471	$357,649
Rehabilitation services	73,814	73,098
Other services	11,828	39,272
Total goodwill	$444,113	$470,019

With the sale of the Company’s hospice and home health operations effective May 1, 2016, the Company derecognized goodwill of $27.4 million.  See Note 3 – “Significant Transactions and Events – Sale of Hospice and Home Health.”

(6)Property and Equipment

Property and equipment consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Land, buildings and improvements	$748,119	$714,766
Capital lease land, buildings and improvements	842,899	903,977
Financing obligation land, buildings and improvements	2,643,997	2,644,307
Equipment, furniture and fixtures	450,689	436,300
Construction in progress	40,330	24,665
Gross property and equipment	4,726,034	4,724,015
Less: accumulated depreciation	(781,414)	(638,768)
Net property and equipment	$3,944,620	$4,085,247

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7)   Long-Term Debt

Long-term debt at September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Revolving credit facilities, net of debt issuance costs of $10,205 at September 30, 2016 and $10,254 at December 31, 2015	$403,795	$352,746
Term loan facility, net of original issue discount of $7,475 and net of debt issuance costs of $10,129 at December 31, 2015	—	210,842
New term loans, net of debt issuance costs of $3,696 at September 30, 2016	116,480	—
Real estate bridge loans, net of debt issuance costs of $5,106 at September 30, 2016 and $9,567 at December 31, 2015	380,587	484,533
HUD insured loans, net of debt issuance costs of $6,288 at September 30, 2016 and $1,395 at December 31, 2015	242,474	106,250
Mortgages and other secured debt (recourse)	13,412	13,934
Mortgages and other secured debt (non-recourse), net of debt issuance costs of $143 at September 30, 2016 and $176 at December 31, 2015	29,466	30,331
	1,186,214	1,198,636
Less: Current installments of long-term debt	(30,758)	(12,477)
Long-term debt	$1,155,456	$1,186,159

Revolving Credit Facilities

The Company’s revolving credit facilities (the Revolving Credit Facilities) consist of a senior secured, asset-based revolving credit facility of up to $550 million under three separate tranches:  Tranche A-1, Tranche A-2 and FILO Tranche.  Interest accrues at a per annum rate equal to either (x) a base rate (calculated as the highest of the (i) prime rate, (ii) the federal funds rate plus 3.00%, or (iii) LIBOR plus the excess of the applicable margin between LIBOR loans and base rate loans) plus an applicable margin or (y) LIBOR plus an applicable margin.  The applicable margin is based on the level of commitments for all three tranches, and in regards to LIBOR loans (i) for Tranche A-1 ranges from 3.25% to 2.75%; (ii) for Tranche A-2 ranges from 3.00% to 2.50%; and (iii) for FILO Tranche is 5.00%.  The Revolving Credit Facilities mature on February 2, 2020, provided that if the Skilled Real Estate Bridge Loan (defined below) or the Revera Real Estate Bridge Loan (defined below) is not refinanced with longer term debt or their terms not extended prior to their extension option maturities of February 23, 2018 and February 27, 2019, respectively, the Revolving Credit Facilities will mature 90 days prior to such maturity date, as applicable (November 25, 2017 and November 29, 2018, respectively).  Borrowing levels under the Revolving Credit Facilities are limited to a borrowing base that is computed based upon the level of the Company’s eligible accounts receivable, as defined therein.  In addition to paying interest on the outstanding principal borrowed under the Revolving Credit Facilities, the Company is required to pay a commitment fee to the lenders for any unutilized commitments.  The commitment fee rate ranges from 0.375% per annum to 0.50% depending upon the level of unused commitment.

Borrowings and interest rates under the three tranches were as follows at September 30, 2016:

		Weighted
		Average
Revolving credit facility	Borrowings	Interest
FILO tranche	$25,000	6.65%
Tranche A-1	339,000	5.04%
Tranche A-2	50,000	4.02%
	$414,000	5.01%

As of September 30, 2016, the Company had a total borrowing base capacity of $533.3 million with outstanding borrowings under the Revolving Credit Facilities of $414.0 million and $67.0 million of drawn letters of credit securing

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

insurance and lease obligations, leaving the Company with approximately $52.3 million of available borrowing capacity under the Revolving Credit Facilities.

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

On July 29, 2016, the Company and certain of its affiliates, including FC-GEN Operations Investment, LLC (the Borrower) entered into a four-year term loan agreement (the New Term Loan Agreement) with an affiliate of Welltower Inc. (Welltower) and an affiliate of Omega Healthcare Investors, Inc. (Omega).  The New Term Loan Agreement provides for term loans (the New Term Loans) in the aggregate principal amount of $120.0 million, with scheduled annual amortization of 2.5% of the initial principal balance in years one, two and three, and 5.0% in year four.  Borrowings under the New Term Loan Agreement bear interest at a rate equal to a base rate (subject to a floor of 1.00%) or an ABR rate (subject to a floor of 2.0%), plus in each case a specified applicable margin.   The initial applicable margin for base rate loans is 13.0% per annum and the initial applicable margin for ABR rate loans is 12.0% per annum.  At the Company’s election, with respect to either base rate or ABR rate loans, up to 2.0% of the interest may be paid either in cash or paid-in-kind.  The proceeds of the New Term Loan, along with cash on hand, were used to repay all outstanding term loans and other obligations under the Term Loan Facility.  As of September 30, 2016, the New Term Loans had an outstanding principal balance of $120.2 million.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Welltower and Omega, or their respective affiliates, are each currently landlords under certain master lease agreements to which the Company and/or its affiliates are tenants.  In addition, Welltower currently provides funding, pursuant to two bridge loans, to certain affiliates of the Company.  The Company also issued a note to Welltower as part of the November 1, 2016 transaction, in which Welltower sold the real estate of 64 facilities that the Company leased from Welltower.  The Company will continue to operate these facilities under a new master lease agreement.  See Note 14 – “Subsequent Events – New Master Leases.”

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

Real Estate Bridge Loans

In connection with the Combination on February 2, 2015, the Company entered into a $360.0 million real estate bridge loan (the Skilled Real Estate Bridge Loan), which is secured by a mortgage lien on the real property of 67 facilities and a second lien on certain receivables of the operators of such facilities.  The Skilled Real Estate Bridge Loan is subject to a 24-month term with two extension options of 90 days each followed by one extension option of 180 days.  The loan accrues interest at a rate equal to LIBOR, plus 6.75%, plus an additional margin that ranges up to 7.50% based on the aggregate number of days the Skilled Real Estate Bridge Loan is outstanding.  The interest rate is also subject to a LIBOR interest rate floor of 0.5%.  The Skilled Real Estate Bridge Loan bore interest of 12.78% at September 30, 2016.  The Skilled Real Estate Bridge Loan is subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and/or refinance of the underlying facilities such net proceeds are required to be used to repay the outstanding principal balance of the Skilled Real Estate Bridge Loan.  The proceeds of the Skilled Real Estate Bridge Loan were used to repay Skilled’s first lien senior secured term loan, repay Skilled’s mortgage loans and asset based revolving credit facility with MidCap Financial with excess proceeds used to fund direct costs of the Combination with the Company.  The Skilled Real Estate Bridge Loan has an outstanding principal balance of $160.7 million at September 30, 2016.

In connection with the acquisition of the real property of 15 skilled nursing facilities on December 1, 2015 from Revera, the Company entered into a $134.1 million real estate bridge loan (the Revera Real Estate Bridge Loan and, together with the Skilled Real Estate Bridge Loan, the Welltower Real Estate Bridge Loans), which is secured by a mortgage lien on the real property of 15 facilities.  On September 1, 2016, the Company acquired another five skilled nursing facilities from Revera drawing on the remaining available commitment of the Revera Real Estate Bridge Loan of $37.0 million.  The Revera Real Estate Bridge Loan is subject to a 24-month term, reset effective September 1, 2016, with two extension options of 90 days each and accrues interest at a rate equal to LIBOR, plus 6.75%, plus an additional margin that ranges up to 7.00% based on the aggregate number of days the Revera Real Estate Bridge Loan is outstanding, plus 0.25% multiplied by the result of dividing the number of percentage points by which the loan-to-value ratio, defined as the ratio, expressed as a percentage, of (i) the outstanding principal balance to (ii) the total appraised value of the facilities as of the closing date, exceeds 75% by five.  The interest rate is also subject to a LIBOR interest rate floor of 0.5%.  The Revera Real Estate Bridge Loan bore interest of 9.53% at September 30, 2016.  The Revera Real Estate Bridge Loan is subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and/or refinance of the underlying

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

facilities such net proceeds are required to be used to repay the outstanding principal balance of the Revera Real Estate Bridge Loan.  The proceeds of the Revera Real Estate Bridge Loan were used to finance the acquisition of the real property of 20 Revera facilities.  The Revera Real Estate Bridge Loan has an outstanding principal balance of $171.1 million at September 30, 2016.

On April 1, 2016, the Company acquired one skilled nursing facility and entered into a $9.9 million real estate bridge loan.  On May 23, 2016, the Company acquired the real property of five skilled nursing facilities it operated under a leasing arrangement and entered into a $44.0 million real estate bridge loan (collectively, the Other Real Estate Bridge Loans).  Each of the Other Real Estate Bridge Loans has a term of three years and accrues interest at a rate equal to LIBOR plus a margin of 4.00%. The Other Real Estate Bridge Loans bore interest of 4.53% at September 30, 2016. The Other Real Estate Bridge Loans are subject to payments primarily of interest only, with some principal payments in the second and third years, during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and/or refinance of the underlying facilities such net proceeds are required to be used to pay down the outstanding principal balance of the Other Real Estate Bridge Loans.  The Other Real Estate Bridge Loans have an outstanding principal balance of $53.9 million at September 30, 2016.

HUD Insured Loans

As of September 30, 2016, the Company has 32 skilled nursing facility loans insured by the U.S. Department of Housing and Urban Development (HUD). The HUD insured loans have an original amortization term of 30 to 35 years. As of September 30, 2016 the Company has HUD insured loans with a combined aggregate principal balance of $248.8 million, which includes a $14.2 million debt premium on 10 skilled nursing facility loans established in purchase accounting in connection with the Combination.

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

All HUD insured loans are non-recourse loans to the Company. All loans are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of September 30, 2016, the Company has total escrow reserve funds of $16.3 million with the loan servicer that are reported within prepaid expenses.

Other Debt

Mortgages and other secured debt (recourse). The Company carries mortgage loans and notes payable on certain of its corporate office buildings and other acquired assets.  The loans are secured by the underlying real property and have fixed or variable rates of interest ranging from 2.3% to 6.0% at September 30, 2016, with maturity dates ranging from 2018 to 2020.

Mortgages and other secured debt (non-recourse). Loans are carried by certain of the Company’s consolidated joint ventures.  The loans consist principally of revenue bonds and secured bank loans.  Loans are secured by the underlying real and personal property of individual facilities and have fixed or variable rates of interest ranging from 2.5% to 22.2%  with a weighted average interest rate of 4.2%, at September 30, 2016.  Maturity dates range from 2018 to 2034.  Loans are labeled “non-recourse” because neither the Company nor any of its wholly owned subsidiaries is obligated to perform under the respective loan agreements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt Covenants

The Revolving Credit Facilities, the New Term Loan Agreement and the Welltower Real Estate Bridge Loans (collectively, the Credit Facilities) each contain a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company and its subsidiaries.  The Credit Facilities also require the Company to meet defined financial covenants, including interest coverage ratio, a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, all as defined in the applicable agreements.  The Credit Facilities also contain other customary covenants and events of default and cross default.  As of September 30, 2016, the Company is in compliance with all covenants contained in the Credit Facilities.

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

As of September 30, 2016, considering the combination of scheduled debt maturities or accelerated maturity features in other debt agreements, the Company has $386.2 million in debt obligations due in the next two years. The liquidity and financial condition of the Company will be adversely impacted in the event these obligations cannot be extended or refinanced prior to their scheduled or accelerated maturity dates.

The maturity of total debt of $1,186.2 million at September 30, 2016 is as follows (in thousands):

Twelve months ended September 30,
2017	$30,758
2018	355,429
2019	58,144
2020	502,599
2021	5,778
Thereafter	233,506
Total debt maturity	$1,186,214

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(8)   Leases and Lease Commitments

The Company leases certain facilities under capital and operating leases.  Future minimum payments for the next five years and thereafter under such leases at September 30, 2016 are as follows (in thousands):

Twelve months ended September 30,	Capital Leases	Operating Leases
2017	$93,236	$137,412
2018	90,466	136,294
2019	92,445	133,335
2020	94,742	133,523
2021	96,895	128,347
Thereafter	3,213,393	323,583
Total future minimum lease payments	3,681,177	$992,494
Less amount representing interest	(2,665,714)
Capital lease obligation	1,015,463
Less current portion	(1,852)
Long-term capital lease obligation	$1,013,611

Capital Lease Obligations

The capital lease obligations represent the present value of minimum lease payments under such capital lease and cease use arrangements and bear imputed interest at rates ranging from 3.5% to 12.8% at September 30, 2016, and mature at dates ranging from 2016 to 2047.

Deferred Lease Balances

At September 30, 2016 and December 31, 2015, the Company had $48.4 million and $54.7 million, respectively, of favorable leases net of accumulated amortization, included in identifiable intangible assets, and $30.3 million and $35.5 million, respectively, of unfavorable leases net of accumulated amortization included in other long-term liabilities on the consolidated balance sheet.  Favorable and unfavorable lease assets and liabilities arise through the acquisition of operating leases in place that requires those contracts be recorded at their then fair value.  The fair value of a lease is determined through a comparison of the actual rental rate with rental rates prevalent for similar assets in similar markets.  A favorable lease asset to the Company represents a rental stream that is below market, and conversely an unfavorable lease is one with its cost above market rates.  These assets and liabilities amortize as lease expense over the remaining term of the respective leases on a straight-line basis.  At September 30, 2016 and December 31, 2015, the Company had $30.5 million and $27.3 million, respectively, of deferred straight-line rent balances included in other long-term liabilities on the consolidated balance sheet.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Master Lease Amendments each contain a number of financial, affirmative and negative covenants.  As of September 30, 2016, the Company is in compliance with all covenants contained in the Master Lease Amendments.

At September 30, 2016, the Company did not meet certain financial covenants contained in four leases related to 30 of its facilities.  The Company is and expects to continue to be current in the timely payment of its obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of the Company’s other loan or lease agreements.  The Company will continue to work with the related credit parties to amend such leases and the related financial covenants.  The Company does not believe the breach of such financial covenants at September 30, 2016 will have a material adverse impact on it.  The Company has been afforded certain cure rights to such defaults by posting collateral in the form of additional letters of credit or security deposit.

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

(9)Financing Obligation

Future minimum payments for the next five years and thereafter under leases classified as financing obligations at September 30, 2016 are as follows (in thousands):

Twelve months ended September 30,
2017	$280,656
2018	288,684
2019	296,946
2020	305,444
2021	314,173
Thereafter	9,644,782
Total future minimum lease payments	11,130,685
Less amount representing interest	(8,024,582)
Financing obligations	$3,106,103
Less current portion	(1,566)
Long-term financing obligations	$3,104,537

(10)Income Taxes

The Company effectively owns 58% of FC-GEN, an entity taxed as a partnership for U.S. income tax purposes.  This is the Company’s only source of taxable income.  FC-GEN is subject to income taxes in several U.S. state and local jurisdictions.  The income taxes assessed by these jurisdictions are included in the Company’s tax provision, but at its 58% ownership of FC-GEN.

For the three months ended September 30, 2016, the Company recorded an income tax benefit of $25.9 million from continuing operations, representing an effective tax rate of 33.1%, compared to an income tax benefit of $16.7 million from continuing operations, representing an effective tax rate of 21.5%, for the same period in 2015.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the nine months ended September 30, 2016, the Company recorded an income tax benefit of $19.7 million from continuing operations, representing an effective tax rate of 11.0%, compared to an income tax benefit of $26.8 million from continuing operations, representing an effective tax rate of 11.2%, for the same period in 2015.

The increase in the effective tax rate for the three months ended September 30, 2016, is attributable to a $28.2 million release of a FIN48 reserve for the expiration of the statute of limitations regarding the Sun IRC 382 realized built-in-gain net operating loss carryforward.  There is also a full valuation allowance against the Company’s deferred tax assets, excluding the reversal of deferred tax liabilities related to indefinite-lived assets, and the Company’s deferred tax asset on its Bermuda captive insurance company’s discounted unpaid loss reserve.  On December 31, 2015, in assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard, management determined that the Company would not realize its deferred tax assets and established a valuation allowance against the deferred tax assets.  As of September 30, 2016, management has determined that the valuation allowance is still necessary.  The Company’s Bermuda captive insurance company is expected to generate positive U.S. federal taxable income in 2016, with no net operating loss to offset its taxable income.  The captive also does not have any tax credits to offset its U.S. federal income tax.

Beginning with the fourth quarter of 2014, the Company initiated rehabilitation therapy services within the People’s Republic of China.  In the quarter ended March 31, 2016, the Company initiated rehabilitation therapy services within Hong Kong.  At September 30, 2016, these business operations remain in their respective startup stage.  Management does not anticipate these operations will generate taxable income in the near term.  The operations currently do not have a material effect on the Company’s effective tax rate.

Exchange Rights and Tax Receivable Agreement

Following the Combination, the owners of FC-GEN will have the right to exchange their membership interests in FC-GEN for shares of Class A Common Stock of the Company or cash, at the Company’s option.  As a result of such exchanges, the Company’s membership interest in FC-GEN will increase and its purchase price will be reflected in its share of the tax basis of FC-GEN’s tangible and intangible assets.  Any resulting increases in tax basis are likely to increase tax depreciation and amortization deductions and, therefore, reduce the amount of income tax the Company would otherwise be required to pay in the future.  Any such increase would also decrease gain (or increase loss) on future dispositions of the affected assets.  There have been 200,034 exchanges in the three and nine months ended September 30, 2016.

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

The reserves for loss for workers’ compensation risks are discounted based on actuarial estimates of claim payment patterns using a discount rate of approximately 1% for each policy period presented. The discount rate for the current policy year is 0.96%. The discount rates are based upon the risk-free rate for the appropriate duration for the respective policy year. The removal of discounting would have resulted in an increased reserve for workers’ compensation risks of $8.4 million and $8.6 million as of September 30, 2016 and December 31, 2015, respectively. The reserves for general and professional liability are recorded on an undiscounted basis.

For the three months ended September 30, 2016 and 2015, the provision for general and professional liability risk totaled $34.1 million and $28.6 million, respectively.  For the nine months ended September 30, 2016 and 2015, the provision for general and professional liability risk totaled $104.3 million and $100.2 million, respectively.  The reserves for general and professional liability were $391.2 million and $371.6 million as of September 30, 2016 and December 31, 2015, respectively.

For the three months ended September 30, 2016 and 2015, the provision for workers’ compensation risk totaled $20.2 million and $18.8 million, respectively.  For the nine months ended September 30, 2016 and 2015, the provision for workers’ compensation risk totaled $42.2 million and $50.6 million, respectively.  The reserves for workers’ compensation risks were $219.7 million and $223.7 million as of September 30, 2016 and December 31, 2015, respectively.

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

The agreement in principle is subject to negotiation, completion and execution of appropriate implementing agreements, including a settlement agreement or agreements, which are expected to be finalized in the fourth quarter of 2016, and the final approval of the respective parties.  There can be no assurance that the Company will enter into a final settlement agreement with the DOJ.  At this time, management believes that the ultimate outcome of the Successor Matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

(12)Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and equivalents, restricted cash, trade accounts receivable, investments in marketable securities, accounts payable and short and long-term debt.

The Company’s financial instruments, other than its trade accounts receivable and accounts payable, are spread across a number of large financial institutions whose credit ratings the Company monitors and believes do not currently carry a material risk of non-performance.  Certain of the Company’s financial instruments contain an off-balance-sheet risk.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The tables below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Assets:	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$53,840	$53,840	$—	$—
Restricted cash and equivalents	12,714	12,714	—	—
Restricted investments in marketable securities	151,291	151,291	—	—
Total	$217,845	$217,845	$—	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$61,543	$61,543	$—	$—
Restricted cash and equivalents	34,370	34,370	—	—
Restricted investments in marketable securities	163,757	163,757	—	—
Total	$259,670	$259,670	$—	$—

The Company places its cash and equivalents and restricted investments in marketable securities in quality financial instruments and limits the amount invested in any one institution or in any one type of instrument.  The Company has not experienced any significant losses on such investments.

Debt Instruments

The table below shows the carrying amounts and estimated fair values of the Company’s primary long-term debt instruments:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facilities	$403,795	$403,795	$352,746	$352,746
Term loan facility	—	—	210,842	210,271
New term loans	116,480	116,480	—	—
Real estate bridge loans	380,587	380,587	484,533	484,533
HUD insured loans	242,474	239,638	106,250	106,250
Mortgages and other secured debt (recourse)	13,412	13,412	13,934	13,934
Mortgages and other secured debt (non-recourse)	29,466	29,466	30,331	30,331
	$1,186,214	$1,183,378	$1,198,636	$1,198,065

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The following table presents the Company’s hierarchy for nonfinancial assets measured at fair value on a non-recurring basis (in thousands):

		Impairment Charges -
	Carrying Value	Nine months ended
	September 30, 2016	September 30, 2016
Assets:
Property and equipment, net	$3,944,620	$—
Goodwill	444,113	—
Intangible assets	185,779	—

		Impairment Charges -
	Carrying Value	Nine months ended
	December 31, 2015	September 30, 2015
Assets:
Property and equipment, net	$4,085,247	$—
Goodwill	470,019	—
Intangible assets	209,967	—

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(13) Asset Impairment Charges

Long-Lived Assets with a Definite Useful Life

The Company’s long-lived assets with a definite useful life were tested for impairment at the lowest levels for which there are identifiable cash flows.  The Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived assets and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived assets.  The cash flow period was based on the remaining useful lives of the primary asset in each long-lived asset group, principally a building in the inpatient segment and customer relationship assets in the rehabilitation therapy services segment.  For the three and nine months ended Septemeber 30, 2016, the Company recognized no impairment charges on its long-lived assets with a definite useful life.

Goodwill

Adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact the Company’s business, an impairment charge of a portion or all of these assets may be required. An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations but would not be expected to have an impact on the Company’s cash flows or liquidity.

The Company performed its annual goodwill impairment test as of September 30, 2016 and 2015.

Although the assessment is still in process, the Company believes that the fair value of the reporting unit exceeded the carrying value based upon the market capitalization including a control premium and a discounted cash flow analysis. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the discounted cash flow analyses are based on the Company’s internal business model for 2016 and, for years beyond 2016 the growth rates used are an estimate of the future growth in the industry in which the Company participates. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the reporting unit and are based on an estimated cost of capital, which was determined based on the Company’s estimated cost of capital relative to its capital structure. In addition, the market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Step one of the analysis indicated that the reporting unit fair value exceeded the book value and accordingly did not require the Company to perform the second step in the analysis.  As a result, the Company determined that no impairment was necessary.

(14) Subsequent Events

New Master Leases

The Company recently announced it entered into a lease with a new landlord for 64 skilled nursing facilities previously leased from Welltower.  On November 1, 2016, Welltower sold the real estate of the 64 facilities to Second Spring Healthcare Investments (Second Spring), a joint venture formed by affiliates of Lindsay Goldberg LLC, a private investment firm, and affiliates of Omega.  The Company will continue to operate the facilities pursuant to its new lease with affiliates of Second Spring effective November 1, 2016 and there will be no change in the operations of these facilities.

The 64 facilities had been included in the Company’s master lease with Welltower and were historically subject to 3.4% annual escalators, which were scheduled to decrease to 2.9% annual escalators effective April 1, 2017. Under the new lease with Second Spring, initial annual rent for the 64 properties is reduced approximately 5% to $103.9 million and annual escalators will decrease to 1.0% after year 1, 1.5% after year 2, and 2.0% thereafter.  The more favorable lease terms are expected to reduce the Company’s cumulative rent obligations through January 2032 by $297 million.  As part of the transaction, the Company issued a note totaling $51.2 million to Welltower, maturing in October 2020.

Divestiture of Non-Strategic Facilities

On October 18, 2016, the Company completed the divesture of nine underperforming leased assisted living facilities in the states of Pennsylvania, Delaware and West Virginia.  The nine facilities had annual revenue of $22.5 million and $2.8 million of pre-tax net loss.

On October 23, 2016, the Company entered into a purchase and sale agreement to sell 18 facilities (16 owned and 2 leased) in the states of Kansas, Missouri, Nebraska and Iowa.   The transaction will mark an exit from the inpatient business in these states.  Closing is subject to licensure and other regulatory approvals.  The 18 facilities have annual revenue of $110.1 million, pre-tax net loss of $10.7 million and total assets of $80 million which approximates the outstanding indebtedness.  Sale proceeds of approximately $80 million, net of transaction costs, will principally be used to repay the indebtedness.

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

Business Overview

Genesis is a healthcare services company that through its subsidiaries owns and operates skilled nursing facilities, assisted living facilities and a rehabilitation therapy business.  We have an administrative services company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services.  We provide inpatient services through 507 skilled nursing, senior/assisted living and behavioral health centers located in 34 states.  Revenues of our owned, leased and otherwise consolidated centers constitute approximately 85% of our revenues.

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

Sale of Hospice and Home Health

In March 2016, we announced that we had signed an agreement with FC Compassus LLC, a nationwide network of community-based hospice and palliative care programs, to sell its hospice and home health operations for $84 million. Effective May 1, 2016, we completed the sale and received $72 million in cash and a $12 million short-term note. The sale resulted in a gain of $44.0 million and a derecognition of goodwill and identifiable intangible assets of $30.8 million.  The cash proceeds were used to pay down partially our Term Loan Facility.  See Note 7 – “Long-Term Debt – Term Loan Facility.”  Through the asset purchase agreement, we retained certain liabilities.  See Note 11 – “Commitments and Contingencies – Legal Proceedings - Creekside Hospice Litigation.”  Certain members of our board of directors indirectly beneficially hold ownership interests in FC Compassus LLC totaling less than 10% in the aggregate.

HUD Insured Loans

For the three and nine months ended September 30, 2016, we closed on the HUD insured financings of three and 21 skilled nursing facilities for $14.2 million and $143.2 million, respectively.  The total proceeds from the financings were used to pay down partially the Real Estate Bridge Loans.  See Note 7 – “Long-Term Debt – Real Estate Bridge Loans.”

Acquisition from Revera

On September 1, 2016, we acquired five skilled nursing facilities from Revera for a purchase price of $39.4 million.  We had previously acquired the real property of 15 of Revera’s skilled nursing facilities on December 1, 2015 and entered into leases for four additional skilled nursing facilities while awaiting change of ownership approval for the remaining five skilled nursing facilities located in the State of Vermont.  During the period from December 1, 2015 through August 31, 2016, we managed the operations of the remaining five skilled nursing facilities in the State of Vermont.  The acquisition was financed through a real estate bridge loan for $37.0 million.  See Note 7 – “Long-Term Debt – Real Estate Bridge Loans.”

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

The agreement in principle is subject to negotiation, completion and execution of appropriate implementing agreements, including a settlement agreement or agreements, which are expected to be finalized in the fourth quarter of 2016, and the final approval of the respective parties.  There can be no assurance that we will enter into a final settlement agreement with the DOJ.  At this time, we believe that the ultimate outcome of the Successor Matters will not have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which addresses how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted.  We are still evaluating the effect, if any, that ASU 2016-15 will have on our consolidated statements of cash flows.

Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue

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

As the industry and its regulators engage in this new environment, we are positioning ourselves to adapt to changes that are ultimately made to the delivery system:

•

Medicare Shared Savings Program (MSSP) – Effective January 1, 2016, we entered Genesis Physician Services (GPS), our physician services subsidiary, into the MSSP.  While beneficiary attribution is retrospective, preliminary data show that we are managing approximately 15,000 Medicare fee for service beneficiaries with annualized Medicare spending of more than $800 million. These numbers are subject to modification and will not be reconciled by the Centers for Medicare and Medicaid Services (CMS) until mid-2017. The gain share track requires us to save at least approximately three percent of the total Medicare spend under management in order to share in up to 50 percent of the savings with CMS predicated upon achieving certain quality initiatives.  Once the savings hurdle has been reached, Genesis begins sharing based on the first dollar of savings.

•

Bundled Payments for Care Improvement (BPCI) – Participation success is determined retrospectively given the lack of available historical data around the bundles, however, we have received four quarterly reconciliations in 2016 representing the last three fiscal quarters of 2015 and the first quarter in 2016.  The reconciliations for these four fiscal quarters netted a positive $3.8 million.  We expect to receive the reconciliation from the second quarter of 2016 in January 2017 and believe we will continue to see positive outcomes for that quarter.

•

Comprehensive Care for Joint Replacement (CJR) – The CJR model focuses on coordinated, patient-centered care. Under this model, the hospital in which the hip or knee replacement takes place would be accountable for the costs and quality of care from the time of the surgery through 90 days after an “episode” of care. On April 1, 2016, the CJR Program went into effect in 67 metropolitan statistical areas (MSAs) throughout the country. We have approximately 100 facilities in 22 of those MSAs.  While the program was recently enacted, we have already experienced a significant decline from this class of diagnosis-related groups from recent years primarily due to the proliferation of Accountable Care Organizations (ACOs) and the BPCI program resulting from the PPACA.

•

Vitality to You – We continue to make great progress with our new Vitality to You service offering that extends our rehabilitation therapy services into the community.  In the third quarter of 2016, Vitality to You saw revenue expand by 36.3% and 15.2% as compared to the first quarter and second quarter of 2016, respectively, and 120% compared to the third quarter of 2015.

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

Effective October 1, 2017, the fiscal year 2018 market basket will be limited to a 1% increase.

Civil Monetary Penalties (CMP)

On November 2, 2015, the President signed into law the Federal Civil Penalties Inflation Adjustment Act Improvements Act of 2015 (the 2015 Act). Prior to 2015, CMPs authorized under the Social Security Act were exempt from inflation adjustments under the law. The 2015 Act requires agencies to:

•	Adjust the level of applicable CMPs with an initial “catch-up” adjustment, through interim final rulemaking (IFR); and,
•	Make subsequent annual adjustments for inflation.

The 2015 Act provides that “catch-up” adjustments are based on the percentage change between the Consumer Price Index for all Urban Consumers (CPI-U) for the month of October in the year a CMP was originally established, and the CPI-U for October 2015. Subsequent annual adjustments are based on the extent to which of the CPI-U for the month of October of a current year exceeds the CPI for the month of October of the previous year.

These new CMP amounts apply to any CMP imposed on or after September 6, 2016 (the effective date of the IFR) for noncompliant conduct that occurred on or after November 2, 2015, regardless of when the noncompliance was identified. The IFR only affects specific CMP amounts and not any other related provisions, such as the factors reviewed for assessing CMPs for example.

Many of the CMPs have been unadjusted for decades.  The inflationary increase effectively doubles the cost to skilled nursing facilities for these adjusted CMPs.

Conditions of Participation

On October 4, 2016, CMS published a final rule to make major changes to improve the care and safety of residents in long-term care facilities that participate in the Medicare and Medicaid programs. The policies in this final rule are targeted at reducing unnecessary hospital readmissions and infections, improving the quality of care, and strengthening safety measures for residents in these facilities.

Changes finalized in this rule include:

•	Strengthening the rights of long-term care facility residents, including prohibiting the use of pre-dispute binding arbitration agreements.
•	Ensuring that long-term care facility staff members are properly trained on caring for residents with dementia and in preventing elder abuse.
•

Ensuring that long-term care facilities take into consideration the health of residents when making decisions on the kinds and levels of staffing a facility needs to properly take care of its residents.

•

Ensuring that staff members have the right skill sets and competencies to provide person-centered care to residents. The care plans developed for residents will take into consideration their goals of care and preferences.

•

Improving care planning, including discharge planning for all residents with involvement of the facility’s interdisciplinary team and consideration of the caregiver’s capacity, giving residents information they need for follow-up after discharge, and ensuring that instructions are transmitted to any receiving facilities or services.

•	Allowing dietitians and therapy providers the authority to write orders in their areas of expertise when a physician delegates the responsibility and state licensing laws allow.
•

Updating the long-term care facility’s infection prevention and control program, including requiring an infection prevention and control officer and an antibiotic stewardship program that includes antibiotic use protocols and a system to monitor antibiotic use.

The regulations are effective on November 28, 2016. CMS is implementing the regulations using a phased approach. The phases are as follows:

•	Phase 1: The regulations included in Phase 1 must be implemented by November 28, 2016.
•	Phase 2: The regulations included in Phase 2 must be implemented by November 28, 2017.
•	Phase 3: The regulations included in Phase 3 must be implemented by November 28, 2019.

Some regulatory sections are divided among more than one phase, and some of the more extensive new requirements have been placed in later phases to allow facilities time to successfully prepare to achieve compliance.

The total costs associated with implementing the new regulations is not known at this time.  Failure to comply with the new regulations could result in exclusion from the Medicare and Medicaid programs and have a significant negative impact on our consolidated financial condition and results of operations.

Improving Medicare Post-Acute Care Transformation Act

In 2014, with strong support from most stakeholders, Congress enacted the Improving Medicare Post-Acute Care Transformation Act (IMPACT Act). The intent of this enactment was to improve the uniformity of data reporting across the post-acute sector and to move forward with a common assessment tool rationalizing the delivery of post-acute services. The IMPACT Act further requires that CMS develop and implement quality measures from five quality measure domains using standardized assessment data.  In addition, the Act requires the development and reporting of measures pertaining to resource use, hospitalization, and discharge to the community. Through the use of standardized quality measures and standardized data, the intent of the IMPACT Act, among other obligations, is to enable interoperability and access to longitudinal information for such providers to facilitate coordinated care, improved outcomes, and overall quality comparisons.

Data collection for certain measures including pressure ulcers, falls and functional goals will be gathered quarterly beginning October 1, 2016 with a deadline to submit errors by May 15, 2017.  Failure to submit required data will result in a 2% Medicare payment penalty beginning October 1, 2017.

Skilled Nursing Facility Value-Based Purchasing Program

The CMS Skilled Nursing Facility Value-Based Purchasing (VBP) Program is one of many VBP programs that aims to reward quality and improve health care. Beginning October 1, 2018, skilled nursing facilities will have an opportunity to receive incentive payments based on performance on the specified quality measure.

The Protecting Access to Medicare Act (PAMA) of 2014, enacted into law on April 1, 2014, authorized the VBP program. PAMA requires CMS to adopt a VBP payment adjustment for skilled nursing facilities beginning October 1, 2018. By law, the VBP Program is limited to a single readmission measure at a time.

PAMA requires CMS, among other things, to:

•	Furnish value-based incentive payments to skilled nursing facilities for services beginning October 1, 2018.
•	Develop a methodology for assessing performance scores.
•	Adopt performance standards on a quality measure that include achievement and improvement.
•

Rank skilled nursing facilities based on their performance from low to high. The highest ranked facilities will receive the highest payments, and the lowest ranked 40 percent of facilities will receive payments that are less than what they otherwise would have received without the Program.

CMS will withhold 2% of Medicare payments starting October 1, 2018, to fund the incentive payment pool and will then redistribute 50% to 70% of the withheld payments back to skilled nursing facilities through the VBP Program.  Failure to qualify for the incentive payment pool at levels that at least match the 2% withholding could have a significant negative impact on our consolidated financial condition and results of operations.

Texas Minimum Payment Amount Program

We manage the operations of 20 skilled nursing facilities in the State of Texas, which we consolidate through our controlling interests in those entities through the management agreements.  Those skilled nursing facilities had participated in a voluntary supplemental Medicaid payment program known as the Minimum Payment Amount Program (MPAP), which expired August 31, 2016.  The purpose of MPAP funds was to continue a level of funding for participating skilled nursing facilities so that they can more readily provide quality care to Medicaid beneficiaries.  While the state had been actively appealing CMS, the MPAP expired and has not been extended or replaced with a similar funding mechanism.  There can be no assurances that such an extension or replacement of those supplemental funds will be reached.  On an annualized basis, MPAP had provided for $62 million of revenue and enhanced pre-tax income of the participating skilled nursing centers by approximately $18 million.

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

“Skilled Mix” refers collectively to Medicare and Insurance payor sources.

“Therapist Efficiency” is computed by dividing billable labor minutes related to patient care by total labor minutes for the period.

Key performance indicators for our businesses are set forth below, followed by a comparison and analysis of our financial results:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Financial Results
Net revenues	$1,418,994	$1,416,027	$4,329,570	$4,178,503
EBITDAR	150,185	150,991	522,369	425,962
EBITDA	114,673	113,336	412,573	312,929
Adjusted EBITDAR	172,141	188,779	539,842	564,556
Adjusted EBITDA	47,758	67,205	164,265	204,187
Net loss attributable to Genesis Healthcare, Inc.	(20,458)	(28,952)	(86,470)	(160,704)

INPATIENT SEGMENT:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Occupancy Statistics - Inpatient
Available licensed beds in service at end of period	58,379	56,499	58,379	56,499
Available operating beds in service at end of period	56,444	55,036	56,444	55,036
Available patient days based on licensed beds	5,325,166	5,164,465	15,846,651	15,095,406
Available patient days based on operating beds	5,160,945	5,027,803	15,403,904	14,652,995
Actual patient days	4,411,152	4,324,403	13,202,437	12,751,587
Occupancy percentage - licensed beds	82.8%	83.7%	83.3%	84.5%
Occupancy percentage - operating beds	85.5%	86.0%	85.7%	87.0%
Skilled mix	19.6%	20.6%	20.4%	21.8%
Average daily census	48,474	47,004	48,184	46,709

Revenue per patient day (skilled nursing facilities)
Medicare Part A	$513	$503	$513	$502
Medicare total (including Part B)	555	545	554	540
Insurance	458	451	454	448
Private and other	309	263	306	295
Medicaid	218	216	219	216
Medicaid (net of provider taxes)	199	195	199	195
Weighted average (net of provider taxes)	$270	$266	$272	$270

Patient days by payor (skilled nursing facilities)
Medicare	513,720	538,503	1,617,227	1,691,696
Insurance	306,366	288,314	921,519	883,236
Total skilled mix days	820,086	826,817	2,538,746	2,574,932
Private and other	305,545	299,153	903,951	862,777
Medicaid	3,063,256	2,879,447	9,031,537	8,392,143
Total Days	4,188,887	4,005,417	12,474,234	11,829,852

Patient days as a percentage of total patient days (skilled nursing facilities)
Medicare	12.3%	13.4%	13.0%	14.3%
Insurance	7.3%	7.2%	7.4%	7.5%
Skilled mix	19.6%	20.6%	20.4%	21.8%
Private and other	7.3%	7.5%	7.2%	7.3%
Medicaid	73.1%	71.9%	72.4%	70.9%
Total	100.0%	100.0%	100.0%	100.0%

Facilities at end of period
Skilled nursing facilities
Leased	375	383	375	383
Owned	60	33	60	33
Joint Venture	5	5	5	5
Managed *	34	32	34	32
Total skilled nursing facilities	474	453	474	453
Total licensed beds	57,896	54,545	57,896	54,545

Assisted/Senior living facilities:
Leased	26	30	26	30
Owned	4	22	4	22
Joint Venture	1	1	1	1
Managed	2	3	2	3
Total assisted/senior living facilities	33	56	33	56
Total licensed beds	2,643	4,437	2,643	4,437
Total facilities	507	509	507	509

Total Jointly Owned and Managed— (Unconsolidated)	15	16	15	16

* Includes 20 facilities located in Texas for which the real estate is owned by Genesis

REHABILITATION THERAPY SEGMENT:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue mix %:
Company-operated	37%	37%	37%	38%
Non-affiliated	63%	63%	63%	62%
Sites of service (at end of period)	1,582	1,602	1,582	1,602
Revenue per site	$156,362	$168,797	$489,854	$497,731
Therapist efficiency %	67%	68%	69%	69%

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

•provide better transparency as to the relationship each reporting period between our cash basis lease expense and the level of operating earnings available to fund lease expense; and

•allow investors to view our financial performance and condition in the same manner as our significant landlords and lenders require us to report financial information to them in connection with determining our compliance with financial covenants.

We use Non-GAAP Financial Measures primarily as performance measures and believe that the GAAP financial measure most directly comparable to them is net income (loss) attributable to Genesis Healthcare, Inc. We use Non-GAAP Financial Measures to assess the relative performance of our operating businesses, as well as the employees responsible for operating such businesses. Non-GAAP Financial Measures are useful in this regard because they do not include such costs as interest expense, income taxes and depreciation and amortization expense which may vary from business unit to business unit depending upon such factors as the method used to finance the original purchase of the business unit or the tax law in the state in which a business unit operates. By excluding such factors when measuring financial performance, many of which are outside of the control of the employees responsible for operating our business units, we are better able to evaluate the operating performance of the business unit and the employees responsible for business unit performance. Consequently, we use these Non-GAAP Financial Measures to determine the extent to which our employees have met performance goals, and therefore the extent to which they may or may not be eligible for incentive compensation awards.

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

•

Transaction costs. In connection with our acquisition and disposition transactions, we incur costs consisting of investment banking, legal, transaction-based compensation and other professional service costs.  We exclude acquisition and disposition related transaction costs expensed during the period because we believe these costs do not reflect the underlying performance of our operating businesses.

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

(1)

Skilled Healthcare and other loss contingency expense – We exclude the estimated settlement cost and any adjustments thereto regarding the four legal matters inherited by Genesis in the Skilled and Sun Transactions and disclosed in the commitment and contingencies footnote to our consolidated financial statements describing our material legal proceedings. In the nine months ended September 30, 2016, we increased our estimated loss contingency expense by $15.2 million related to these matters.  In the three and nine months ended September 30, 2015, we increased our estimated loss contingency expense by $30.0 million and $31.5 million, respectively, related to these matters.  We believe these costs are non-recurring in nature as they will no longer be recognized following the final settlement of these matters.  We do not exclude the estimated settlement costs associated with all other legal and regulatory matters arising in the normal course of business.  Also, we do not believe the excluded costs reflect the underlying performance of our operating businesses.

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

(3)

Other non-recurring costs – In the three and nine months ended September 30, 2016, we excluded ($0.1) million and $0.8 million, respectively, of costs incurred in connection with a settlement of disputed costs related to previously reported periods and a regulatory audit associated with acquired businesses and related to pre-acquisition periods.  In the nine months ended September 30, 2015, we excluded $10.5 million of costs incurred for self-insured prior period general liability, professional liability and workers’ compensation claims.  We do not believe the excluded costs are recurring or reflect the underlying performance of our business.

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

The following tables provide reconciliations to EBITDAR, Adjusted EBITDAR, EBITDA and Adjusted EBITDA from net loss the most directly comparable financial measure presented in accordance with GAAP:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net loss attributable to Genesis Healthcare, Inc.	$(20,458)	$(28,952)	$(86,470)	$(160,704)
Loss (income) from discontinued operations, net of taxes	24	(39)	1	1,571
Net loss attributable to noncontrolling interests	(31,921)	(31,990)	(72,895)	(53,424)
Depreciation and amortization expense	61,104	62,505	190,822	176,043
Interest expense	131,812	128,538	400,853	376,236
Income tax benefit	(25,888)	(16,726)	(19,738)	(26,793)
EBITDA	$114,673	$113,336	$412,573	$312,929
Lease expense	35,512	37,655	109,796	113,033
EBITDAR	$150,185	$150,991	$522,369	$425,962
Adjustments to EBITDAR:
Loss (gain) on extinguishment of debt	15,363	(3,104)	15,830	130
Other (income) loss	(5,173)	38	(48,084)	(7,522)
Transaction costs	3,057	3,306	9,804	92,016
Severance and restructuring	1,123	742	7,939	3,121
Losses of newly acquired, constructed, or divested businesses	3,594	2,563	7,121	3,615
Stock-based compensation	3,090	1,950	6,809	2,479
Skilled Healthcare and other loss contingency expense (1)	-	30,000	15,192	31,500
Regulatory defense and related costs (2)	1,043	2,293	2,101	2,755
Other non-recurring costs (3)	(141)	-	761	10,500
Adjusted EBITDAR	$172,141	$188,779	$539,842	$564,556
Less: GAAP lease expense	(35,512)	(37,655)	(109,796)	(113,033)
Less: Conversion to cash basis operating leases	(89,934)	(86,221)	(270,101)	(254,566)
Plus: Rent related to losses of newly acquired, constructed, or divested businesses	1,063	2,302	4,320	7,230
Adjusted EBITDA	$47,758	$67,205	$164,265	$204,187

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

A summary of our unaudited results of operations for the three months ended September 30, 2016 as compared with the same period in 2015 follows:

	Three months ended September 30,
	2016		2015		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
Revenues:
Inpatient services:
Skilled nursing facilities	$1,192,498	84.0%	$1,155,123	81.5%	$37,375	3.2%
Assisted/Senior living facilities	29,423	2.1%	36,635	2.6%	(7,212)	(19.7)%
Administration of third party facilities	2,659	0.2%	2,225	0.2%	434	19.5%
Elimination of administrative services	(340)	—%	(421)	—%	81	(19.2)%
Inpatient services, net	1,224,240	86.3%	1,193,562	84.3%	30,678	2.6%

Rehabilitation therapy services:
Total therapy services	261,543	18.4%	281,151	19.9%	(19,608)	(7.0)%
Elimination intersegment rehabilitation therapy services	(101,156)	(7.1)%	(107,112)	(7.6)%	5,956	(5.6)%
Third party rehabilitation therapy services	160,387	11.3%	174,039	12.3%	(13,652)	(7.8)%

Other services:
Total other services	40,376	2.8%	58,804	4.1%	(18,428)	(31.3)%
Elimination intersegment other services	(6,009)	(0.4)%	(10,378)	(0.7)%	4,369	(42.1)%
Third party other services	34,367	2.4%	48,426	3.4%	(14,059)	(29.0)%

Net revenues	$1,418,994	100.0%	$1,416,027	100.0%	$2,967	0.2%

	Three months ended September 30,
	2016		2015		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
EBITDAR:
Inpatient services	$188,018	15.4%	$193,526	16.2%	$(5,508)	(2.8)%
Rehabilitation therapy services	18,054	6.9%	27,497	9.8%	(9,443)	(34.3)%
Other services	1,881	4.7%	4,173	7.1%	(2,292)	(54.9)%
Corporate and eliminations	(57,768)	—%	(74,205)	—%	16,437	(22.2)%

EBITDAR	$150,185	10.6%	$150,991	10.7%	$(806)	(0.5)%

A summary of our unaudited condensed consolidating statement of operations follows:

	Three months ended September 30, 2016
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$1,224,580	$261,543	$40,226	$150	$(107,505)	$1,418,994
Salaries, wages and benefits	586,654	219,864	27,896	—	—	834,414
Other operating expenses	428,820	18,903	10,610	—	(107,505)	350,828
General and administrative costs	—	—	—	46,545	—	46,545
Provision for losses on accounts receivable	21,088	4,722	(161)	(47)	—	25,602
Lease expense	34,745	24	269	474	—	35,512
Depreciation and amortization expense	53,313	2,943	163	4,685	—	61,104
Interest expense	109,339	14	10	22,449	—	131,812
Loss on extinguishment of debt	—	—	—	15,363	—	15,363
Investment income	—	—	—	(934)	—	(934)
Other income	—	—	—	(5,173)	—	(5,173)
Transaction costs	—	—	—	3,057	—	3,057
Skilled Healthcare and other loss contingency expense	—	—	—	—	—	—
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,608)	715	(893)
(Loss) income before income tax benefit	(9,379)	15,073	1,439	(84,661)	(715)	(78,243)
Income tax benefit	—	—	—	(25,888)	—	(25,888)
(Loss) income from continuing operations	$(9,379)	$15,073	$1,439	$(58,773)	$(715)	$(52,355)

	Three months ended September 30, 2015
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$1,193,983	$281,151	$58,501	$303	$(117,911)	$1,416,027
Salaries, wages and benefits	568,888	229,021	35,726	—	—	833,635
Other operating expenses	413,055	19,513	18,261	—	(117,910)	332,919
General and administrative costs	—	—	—	45,889	—	45,889
Provision for losses on accounts receivable	18,514	5,120	341	(629)	—	23,346
Lease expense	36,577	28	589	461	—	37,655
Depreciation and amortization expense	53,384	3,904	349	4,868	—	62,505
Interest expense	106,433	14	11	22,123	(43)	128,538
Gain on extinguishment of debt	—	—	—	(3,104)	—	(3,104)
Investment (income) loss	—	—	—	(396)	43	(353)
Other loss	—	—	—	38	—	38
Transaction costs	—	—	—	3,306	—	3,306
Skilled Healthcare and other loss contingency expense	—	—	—	30,000	—	30,000
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,071)	431	(640)
(Loss) income before income tax benefit	(2,868)	23,551	3,224	(101,182)	(432)	(77,707)
Income tax benefit	—	—	—	(16,726)	—	(16,726)
(Loss) income from continuing operations	$(2,868)	$23,551	$3,224	$(84,456)	$(432)	$(60,981)

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

On December 1, 2015, we acquired the real property of 15 skilled nursing facilities, entered into leases for four additional skilled nursing facilities and entered into management agreements to manage five skilled nursing facilities from Revera for $206.0 million, financed through a $134.1 million bridge loan.  Effective September 1, 2016, we have acquired the five skilled nursing facilities subject to the management agreements on December 1, 2015 for $39.4 million, financed through a $37.0 million bridge loan (Acquisition from Revera).  Prior to December 1, 2015, our results of operations exclude the revenue and expenses of the acquired Revera businesses.  For comparability, those revenue and expense variances attributed solely to the Acquisition from Revera, commencing on December 1, 2015, will be identified in the discussion of the results of operations.

Other, less significant transactions which impact comparability are identified as acquired or under development for businesses which are growing period over period, or as divested for those businesses that we have closed or otherwise exited period over period.

Net Revenues

Net revenues for the three months ended September 30, 2016 as compared with the three months ended September 30, 2015 increased by $3.0 million.  Of that increase, the Acquisition from Revera contributed $61.9 million.  The remaining decrease of $58.9 million or 4.2% is primarily attributed to divested business, contracting census in the inpatient business and net lost contract revenue in our rehabilitation services business, partially offset by acquisition and development activities in the inpatient business.

Inpatient Services – Revenue increased $30.7 million, or 2.6%, in the three months ended September 30, 2016 as compared with the same period in 2015. Of this growth, $60.3 million is due to the Acquisition from Revera and $11.4 million is due to the acquisition or development of five facilities, offset by $19.6 million of lost revenue attributed to the divestiture of 29 underperforming facilities, including 18 assisted living facilities in Kansas sold January 1, 2016.  The remaining decrease of $21.4 million, or 1.8%, is primarily due to a decline in the occupancy and skilled mix of legacy Genesis inpatient facilities, partially offset by increased payment rates.  We attribute the decline in occupancy and skilled mix principally to the impact of healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payers and conveners to divert certain skilled nursing referrals to home health or other community based care settings.

Rehabilitation Therapy Services – Revenue decreased $13.7 million, or 7.8% comparing the three months ended September 30, 2016 with the same period in 2015.  Lower service volume created by the healthcare reform pressures noted in Inpatient Services revenue above, combined with net lost contract business, contributed $15.4 million of the decrease.  The Acquisition from Revera resulted in $1.7 million of revenue growth in the three months ended September 30, 2016 as compared with the same period in 2015.

Other Services – Other services revenue decreased $14.1 million, or 29.0% in the three months ended September 30, 2016 as compared with the same period in 2015. Of this decrease, $16.9 million is the net impact of selling the hospice and homecare businesses on May 1, 2016.

EBITDAR

EBITDAR for the three months ended September 30, 2016 decreased by $0.8 million, or 0.5% when compared with the same period in 2015.  The contributing factors for this net increase are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDAR decreased in the three months ended September 30, 2016 as compared with the same period in 2015, by $5.5 million, or 2.8%.  The Acquisition from Revera resulted in incremental EBITDAR of $7.2 million and another $3.0 million is due to the acquisition or development of five facilities.  Those positive additions are partially offset by $2.3 million for the lost earnings attributed to the divestiture or closure of 29 underperforming facilities, including 18 assisted living facilities in Kansas sold January 1, 2016.  Market pricing adjustments from our Genesis rehabilitation therapy services resulted in a $7.8 million increase in EBITDAR of the inpatient services in the three months ended September 30, 2016 as compared with the same period in 2015.  Our self-insurance programs contributed $10.5 million to the decrease in EBITDAR in the three months ended September 30, 2016 as compared with the same period in 2015. Excluding incremental costs of the Acquisition from Revera, that self-insurance variance includes $5.2 million of increased provision for general and professional liability claims, $4.2 million of increased provision for health benefits and $1.1 million of increased provision for our workers’ compensation programs.  Increased levels of provision for losses on accounts receivable resulted in $2.2 million of the reduction of EBITDAR in the three months ended September 30, 2016 as compared with the same period in 2015. The remaining $8.5 million decrease in EBITDAR of the segment is attributed to the continued pressures on skilled mix and overall occupancy of our inpatient facilities described under “Net Revenues.”

Rehabilitation Therapy Services – EBITDAR of the rehabilitation therapy segment decreased by $9.4 million or 34.3% for the three months ended September 30, 2016 compared with the same period in 2015.  The Acquisition from Revera contributed $1.1 million, while the EBITDAR of the legacy Genesis rehabilitation therapy business for the three months ended September 30, 2016 decreased $10.5 million from the same period in 2015.  Market pricing adjustments to our Genesis skilled nursing centers resulted in $7.8 million of the rehabilitation therapy services EBITDAR reduction and are included in the Inpatient Services discussion above.  Lost therapy contracts exceeded new therapy contracts, while Therapist Efficiency declined to 67% in the three months ended September 30, 2016 compared with 68% in the same period in 2015.  The remaining decrease of $2.7 million is principally due to the escalating startup costs of our China operations.  In June 2016, our affiliate in China opened a rehabilitation facility with standards found in our traditional short-stay model facilities in the United States, the first of its kind in those foreign markets.  The 174-bed center provides western rehabilitation technologies and service philosophies that are localized for the China market and sets industry standards for Chinese rehabilitation services.

Currently, we operate through affiliates in China a total of seven locations comprised of the two rehabilitation clinics in China and Hong Kong, the newly opened rehabilitation facility, and inpatient and outpatient rehabilitation services in four hospital joint ventures.  We plan to open two additional clinics and four hospital joint ventures by the end of 2016, bringing us to a total of 13 facilities operating in China.  Startup costs of these Chinese ventures are expected to exceed revenues in fiscal 2016.

Other Services – EBITDAR decreased $2.3 million in the three months ended September 30, 2016 as compared with the same period in 2015.  The sale of the hospice and home health business effective May 1, 2016 resulted in a net reduction to EBITDAR of $3.1 million with the remaining increase of $0.8 million principally attributed to the staffing services businesses.

Corporate and Eliminations — EBITDAR increased $16.4 million in the three months ended September 30, 2016 as compared with the same period in 2015.  EBITDAR of our corporate function includes other income, charges, gains or losses associated with transactions that in our chief operating decision maker’s view are outside of the scope our reportable segments.  These other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $17.0 million of the net increase in EBITDAR.  Corporate overhead costs increased $1.4 million, or 3.2%, in the three months ended September 30, 2016 as compared with the same period in 2015. This increase was largely due to the added overhead costs of Skilled and operating as a public company for the entire period. The remaining increase in EBITDAR of $0.8 million is the result of incremental investment earnings and improved earnings from our unconsolidated affiliates.

Other income – During the three months ended September 30, 2016 we have transitioned the operations of two formerly leased facilities to new operators.  That transaction called for derecognition of the financing obligation and associated assets of the leased property resulting in a gain of $5.5 million.  In addition, we sold a previously closed skilled nursing facility resulting in a net loss on sale of $0.6 million.

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the three months ended September 30, 2016 and 2015 were $3.1million and $3.3 million, respectively, and of the amount in the 2015 period, the Combination contributed $1.9 million.

Skilled Healthcare and other loss contingency expense — For the three months ended September 30, 2016, there were no additional accruals for contingent liabilities, compared with $30.0 million in the corresponding period in the prior year.  As previously disclosed, this activity pertains to the agreement in principle reached with the DOJ in July 2016.  See note 11 – “Commitments and Contingencies – Legal Proceedings.”

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDAR and (loss) income from continuing operations of all reportable segments, other services, corporate and eliminations in our consolidating statement of operations for the three months ended September 30, 2016 as compared with the same period in 2015.

Lease expense — Lease expense represents the cash rents and non-cash adjustments required to account for operating leases. We have operating leases in each reportable segment, other services and corporate overhead, but the inpatient services business incurs the greatest proportion of this expense for those skilled nursing and assisted living facilities leases accounted for as operating leases.  Lease expense decreased $2.1 million in the three months ended September 30, 2016 as compared with the same period in the prior year principally due to our divestiture of underperforming leased facilities.

Depreciation and amortization — Each of our reportable segments, other services and corporate overhead have depreciating property, plant and equipment, including depreciation on leased properties accounted for as capital leases or as a financing obligation. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  Depreciation and amortization decreased $1.4 million in the three months ended September 30, 2016 compared with the same period in the prior year.  Of this decrease, $2.0 million is attributed to the accounting transactions for the Combination in the 2015 period and $2.8 million is attributed to the divestiture of underperforming facilities in late 2015 and 2016 to date.  The remaining increase of $3.4 million is principally attributed to the Acquisition from Revera and other acquisition and construction activities completed in 2015 and 2016.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our Revolving Credit Facilities, Term Loan Facility, Real Estate Bridge Loans and mortgage instruments, as well as the expense associated with leases accounted for as capital leases or financing obligations.  Interest expense increased $3.3 million in the three months ended September 30, 2016 as compared with the same period in the prior year.  Of this increase, $4.8 million is attributed to the debt issued in the Acquisition from Revera.  The remaining $1.5 million decrease is primarily attributable to reduced borrowings under the Term Loan Facility through application of proceeds from asset sales and Real Estate Bridge Loans refinanced with lower rate HUD guaranteed mortgage debt, partially offset by growth in interest pertaining to obligations incurred in connection with newly acquired or constructed facilities, in addition to escalating variable rates on the Real Estate Bridge Loans.

Income tax benefit — For the three months ended September 30, 2016, we recorded an income tax benefit of $25.9 million from continuing operations representing an effective tax rate of 33.1% compared to an income tax benefit of $16.7 million from continuing operations, representing an effective tax rate of 21.5% for the same period in 2015.  The increase in the effective tax rate is attributable to a $28.2 million release of a FIN48 reserve for the expiration of the statute of limitations.  There is also a full valuation allowance against the Company’s deferred tax assets, excluding the Company’s deferred tax asset on its Bermuda captive insurance company’s discounted unpaid loss reserve.  On December 31, 2015, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets.  As of September 30, 2016, we have determined that the valuation allowance is still necessary.

Net Loss Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between loss from continuing operations and net loss attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the three months ended September 30, 2016 as compared with the same period in 2015.

Income (loss) from discontinued operations — Prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disposals of Components of an Entity (ASU 2014-08), we routinely classified reporting units exited, closed or otherwise disposed as discontinued operations.  ASU 2014-08 changed the criteria to qualify such transactions for discontinued operations treatment, making it hard to reach that conclusion.  Therefore, since 2014 none of our more recently exited, closed or otherwise disposed assets have been classified as discontinued operations.  The activity reported as discontinued operations in the three months ended September 30, 2016 and 2015 was de minimis.

Net loss attributable to noncontrolling interests — Following the closing of the Combination, the combined results of Skilled and FC-GEN are consolidated with approximately 42% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity.  The 42% direct noncontrolling economic interest is in the form of Class A common units of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The 42% direct noncontrolling economic interest will continue to decrease as Class A common units of FC-GEN are exchanged for public shares.  Since the Combination, there have been conversions of 200,000 Class A common units.  For the three months ended September 30, 2016 and 2015, loss of $32.8 million and $32.6 million, respectively, has been attributed to the Class A common units.

In addition to the noncontrolling interests attributable to the Class A common unit holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any VIEs where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the three months ended September 30, 2016 and 2015, income of $0.9 million and $0.6 million, respectively, has been attributed to these unaffiliated third parties.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

A summary of our unaudited results of operations for the nine months ended September 30, 2016 as compared with the same period in 2015 follows:

	Nine months ended September 30,
	2016		2015		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
Revenues:
Inpatient services:
Skilled nursing facilities	$3,595,258	82.9%	$3,424,788	81.9%	$170,470	5.0%
Assisted/Senior living facilities	90,772	2.1%	106,497	2.5%	(15,725)	(14.8)%
Administration of third party facilities	8,608	0.2%	7,724	0.2%	884	11.4%
Elimination of administrative services	(1,077)	—%	(1,445)	—%	368	(25.5)%
Inpatient services, net	3,693,561	85.2%	3,537,564	84.6%	155,997	4.4%

Rehabilitation therapy services:
Total therapy services	821,704	19.1%	818,335	19.6%	3,369	0.4%
Elimination intersegment rehabilitation therapy services	(311,060)	(7.2)%	(323,020)	(7.7)%	11,960	(3.7)%
Third party rehabilitation therapy services	510,644	11.9%	495,315	11.9%	15,329	3.1%

Other services:
Total other services	142,336	3.3%	172,759	4.1%	(30,423)	(17.6)%
Elimination intersegment other services	(16,971)	(0.4)%	(27,135)	(0.6)%	10,164	(37.5)%
Third party other services	125,365	2.9%	145,624	3.5%	(20,259)	(13.9)%

Net revenues	$4,329,570	100.0%	$4,178,503	100.0%	$151,067	3.6%

	Nine months ended September 30,
	2016		2015		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
EBITDAR:
Inpatient services	$581,580	15.7%	$569,338	16.1%	$12,242	2.2%
Rehabilitation therapy services	60,779	7.4%	86,175	10.5%	(25,396)	(29.5)%
Other services	8,020	5.6%	12,824	7.4%	(4,804)	(37.5)%
Corporate and eliminations	(128,010)	—%	(242,375)	—%	114,365	(47.2)%

EBITDAR	$522,369	12.1%	$425,962	10.2%	$96,407	22.6%

A summary of our unaudited condensed consolidating statement of operations follows:

	Nine months ended September 30, 2016
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$3,694,638	$821,704	$141,970	$366	$(329,108)	$4,329,570
Salaries, wages and benefits	1,748,232	689,833	96,759	—	—	2,534,824
Other operating expenses	1,296,069	58,927	36,198	—	(329,108)	1,062,086
General and administrative costs	—	—	—	139,999	—	139,999
Provision for losses on accounts receivable	68,757	12,165	993	(139)	—	81,776
Lease expense	107,047	71	1,209	1,469	—	109,796
Depreciation and amortization expense	167,208	9,137	805	13,672	—	190,822
Interest expense	328,385	43	30	72,395	—	400,853
Loss on extinguishment of debt	—	—	—	15,830	—	15,830
Investment income	—	—	—	(2,073)	—	(2,073)
Other income	—	—	—	(48,084)	—	(48,084)
Transaction costs	—	—	—	9,804	—	9,804
Skilled Healthcare and other loss contingency expense	—	—	—	15,192	—	15,192
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(3,894)	1,741	(2,153)
(Loss) income before income tax benefit	(21,060)	51,528	5,976	(213,805)	(1,741)	(179,102)
Income tax benefit	—	—	—	(19,738)	—	(19,738)
(Loss) income from continuing operations	$(21,060)	$51,528	$5,976	$(194,067)	$(1,741)	$(159,364)

	Nine months ended September 30, 2015
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$3,539,009	$818,335	$171,175	$1,584	$(351,600)	$4,178,503
Salaries, wages and benefits	1,674,262	664,600	106,432	—	—	2,445,294
Other operating expenses	1,240,551	54,507	50,260	—	(351,599)	993,719
General and administrative costs	—	—	—	130,902	—	130,902
Provision for losses on accounts receivable	54,858	13,053	1,659	(715)	—	68,855
Lease expense	109,843	83	1,795	1,312	—	113,033
Depreciation and amortization expense	152,641	9,803	909	12,690	—	176,043
Interest expense	315,902	16	31	60,577	(290)	376,236
Loss on extinguishment of debt	—	—	—	130	—	130
Investment (income) loss	—	—	—	(1,490)	290	(1,200)
Other income	—	—	—	(7,522)	—	(7,522)
Transaction costs	—	—	—	92,016	—	92,016
Skilled Healthcare and other loss contingency expense	—	—	—	31,500	—	31,500
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(2,528)	1,375	(1,153)
(Loss) income before income tax benefit	(9,048)	76,273	10,089	(315,288)	(1,376)	(239,350)
Income tax benefit	—	—	—	(26,793)	—	(26,793)
(Loss) income from continuing operations	$(9,048)	$76,273	$10,089	$(288,495)	$(1,376)	$(212,557)

Net Revenues

Net revenues for the nine months ended September 30, 2016 as compared with the nine months ended September 30, 2015 increased by $151.1 million, or 3.6%.

Inpatient Services – Revenue increased $156.0 million, or 4.4%, in the nine months ended September 30, 2016 as compared with the same period in 2015. Of this growth, $47.6 million is due to the Combination, $174.2 million is due to the Acquisition from Revera and $41.7 million is due to the acquisition or development of eight facilities, offset by $58.6 million of revenue attributed to the divestiture of 32 underperforming facilities, including 18 assisted living facilities in Kansas sold January 1, 2016.  The remaining decrease of $48.9 million, or 1.4%, is principally due to a decline in the occupancy and skilled mix of legacy Genesis inpatient facilities, partially offset by increased payment rates.  We attribute the decline in occupancy and skilled mix principally to the impact of healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payers and conveners to divert certain skilled nursing referrals to home health or other community based care settings.

Rehabilitation Therapy Services – Revenue increased $15.3 million, or 3.1% comparing the nine months ended September 30, 2016 with the same period in 2015.  The Combination and Acquisition from Revera combined to contribute $2.2 million of the revenue growth, while the legacy Genesis rehabilitation therapy services business revenue increased another $13.1 million, driven by new therapy contract revenue exceeding lost business contract revenue.

Other Services – Other services revenue decreased $20.3 million, or 13.9% in the nine months ended September 30, 2016 as compared with the same period in 2015. Of this decrease, $25.2 million is the net impact of selling the hospice and homecare businesses on May 1, 2016, which we operated for just four months in the period ended September 30, 2016 compared with eight months in the period ended September 30, 2015.  The remaining increase of $4.9 million or 3.4% was principally attributed to new business growth in our staffing services business line.

EBITDAR

EBITDAR for the nine months ended September 30, 2016 increased by $96.4 million, or 22.6% when compared with the same period in 2015.  The contributing factors for this net increase are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDAR increased in the nine months ended September 30, 2016 as compared with the same period in 2015, by $12.2 million, or 2.2%.  Of the increase, $4.8 million is attributed to the Combination, $23.1 million is due to the Acquisition from Revera, $9.4 million is due to the acquisition or development of eight facilities, and partially offset by $9.8 million for the lost earnings attributed to the divestiture or closure of 32 underperforming facilities, including 18 assisted living facilities in Kansas sold January 1, 2016.  Market pricing adjustments and restructured respiratory therapy service delivery from our Genesis rehabilitation therapy services resulted in $23.9 million increase in EBITDAR of the inpatient services for the nine months ended September 30, 2016 as compared with the same period in 2015.  Our self-insurance programs resulted in a reduction of $3.8 million EBITDAR in the nine months ended September 30, 2016 as compared with the same period in 2015.  That variance excludes the impact of the Combination and the Acquisition from Revera, with $10.7 million of incremental provision for general and professional liability claims and $4.1 million for increased provision for health benefits being offset with reduced reserve requirements of our workers’ compensation programs of $11.0 million.  Increased levels of provision for losses on accounts receivable resulted in $5.4 million of reduction of EBITDAR in the nine months ended September 30, 2016 as compared with the same period in 2015. The remaining $30.0 million decrease in EBITDAR of the segment is attributed to the continued pressures on skilled mix and overall occupancy of our inpatient facilities described above under “Net Revenues.”

Rehabilitation Therapy Services – EBITDAR of the rehabilitation therapy segment decreased by $25.4 million or 29.5% comparing the nine months ended September 30, 2016 with the same period in 2015.  The Combination and

Acquisition from Revera contributed $2.4 million and $3.4 million, respectively, while the EBITDAR of the legacy Genesis rehabilitation therapy business EBITDAR for the nine months ended September 30, 2016 decreased $31.2 million from the same period in 2015.  Market pricing adjustments and restructured respiratory therapy service delivery to our Genesis skilled nursing centers resulted in $23.9 million of the rehabilitation therapy services EBITDAR reduction and are included in the cost reductions noted in the Inpatient Services discussion above.  New therapy contracts exceeded lost therapy contracts and Therapist Efficiency was relatively flat in the nine months ended September 30, 2016 compared with the same period in 2015.  Restructuring costs, principally severance and related separation benefits, reduced EBITDAR by $3.7 million in the nine months ended September 30, 2016.  The remaining decrease of $3.6 million is principally due to the escalating startup costs of our China operations.  In June 2016, our affiliate in China opened a rehabilitation facility with standards found in our traditional short-stay model facilities in the United States, the first of its kind in those foreign markets.  The 174-bed center provides western rehabilitation technologies and service philosophies that are localized for the China market and sets industry standards for Chinese rehabilitation services.

Currently, we operate through affiliates in China a total of seven locations comprised of the two rehabilitation clinics in China and Hong Kong, the newly opened rehabilitation facility, and inpatient and outpatient rehabilitation services in four hospital joint ventures.  We plan to open two additional clinics and four hospital joint ventures by the end of 2016, bringing us to a total of 13 facilities operating in China.  Startup costs of these Chinese ventures are expected to exceed revenues in fiscal 2016.

Other Services – EBITDAR decreased $4.8 million in the nine months ended September 30, 2016 as compared with the same period in 2015.  The sale of the hospice and home health business effective May 1, 2016 resulted in a net reduction to EBITDAR of $3.2 million with the remaining decrease of $1.6 million principally attributed to the physician services business.

Corporate and Eliminations — EBITDAR increased $114.4 million in the nine months ended September 30, 2016 as compared with the same period in 2015.  EBITDAR of our corporate function includes other income, charges, gains or losses associated with transactions that in our chief operating decision maker’s view are outside of the scope our reportable segments.  These other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $123.4 million of the net increase in EBITDAR.  Corporate overhead costs increased $10.9 million, or 8.7%, in the nine months ended September 30, 2016 as compared with the same period in 2015. This increase was largely due to the added overhead costs of Skilled and operating as a public company for the entire period. The remaining increase in EBITDAR of $1.9 million is the result of incremental investment earnings and improved earnings from our unconsolidated affiliates.

Other income – As previously described, effective April 30, 2016, we have sold the hospice and homecare business acquired in the Combination.  That sale resulted in a realized gain of $44.0 million.  In addition to that sale, during the second quarter 2016 we transitioned the operations of two formerly leased facilities to new operators resulting in a loss on that transaction of $0.8 million.  That transaction called for derecognition of the financing obligation and associated assets of the leased property, resulting in a gain of $5.5 million.  In addition, we sold a previously closed skilled nursing facility resulting in a net loss on sale of $0.6 million.

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the nine months ended September 30, 2016 and 2015 were $9.8 million and $92.0 million, respectively, and of the amount in the 2015 period, the Combination contributed $88.8 million.

Skilled Healthcare and other loss contingency expense — For the nine months ended September 30, 2016, we accrued $15.2 million for contingent liabilities compared with $31.5 million in the same period in the prior year.  As previously disclosed, the additional accrual in the current year pertains to the agreement in principle reached with the DOJ in July 2016.   See Note 11 – “Commitments and Contingencies – Legal Proceedings.”

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDAR and (loss) income from continuing operations of all reportable segments, other services, corporate and eliminations in our consolidating statement of operations for the nine months ended September 30, 2016 as compared with the same period in 2015.

Lease expense — Lease expense represents the cash rents and non-cash adjustments required to account for operating leases. We have operating leases in each reportable segment, other services and corporate overhead, but the inpatient services business incurs the greatest proportion of this expense for those skilled nursing and assisted living facilities leases accounted for as operating leases.  Lease expense decreased $3.2 million in the nine months ended September 30, 2016 as compared with the same period in the prior year.  The Combination resulted in an increase of $1.2 million, and $0.5 million resulted from one new operating lease, with the remaining decrease of $4.9 million principally due to our divestiture of underperforming leased facilities.

Depreciation and amortization — Each of our reportable segments, other services and corporate overhead have depreciating property, plant and equipment, including depreciation on leased properties accounted for as capital leases or as a financing obligation. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  The majority of the $14.8 million increase in depreciation and amortization in the nine months ended September 30, 2016 compared with the same period in the prior year is attributed to the Combination, the Acquisition from Revera and other acquisition and construction activities in 2015, net of $6.5 million of accelerated depreciation on two formerly leased facilities transitioned to new operators in the nine months ended September 30, 2016.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our Revolving Credit Facilities, Term Loan Facility, Real Estate Bridge Loans and mortgage instruments, as well as the expense associated with leases accounted for as capital leases or financing obligations.  Interest expense increased $24.6 million in the nine months ended September 30, 2016 as compared with the same period in the prior year.  Of this increase, $13.4 million is attributed to the debt issued in the Acquisition from Revera.  The remaining $11.2 million increase is primarily attributable to obligations incurred in connection with newly acquired or constructed facilities, in addition to escalating variable rates on the Real Estate Bridge Loans, and partially offset by reduced borrowings under the Term Loan Facility through application of proceeds from asset sales and Real Estate Bridge Loans refinanced with lower rate HUD guaranteed mortgage debt.

Income tax expense (benefit) — For the nine months ended September 30, 2016, we recorded an income tax benefit of $19.7 million from continuing operations representing an effective tax rate of 11.0% compared to an income tax benefit of $26.8 million from continuing operations, representing an effective tax rate of 11.2% for the same period in 2015.  During the nine months ended September 30, 2016, a $28.2 million FIN48 reserve was released for the expiration of the statute of limitations.  There is also a full valuation allowance against the Company’s deferred tax assets, excluding the Company’s deferred tax asset on its Bermuda captive insurance company’s discounted unpaid loss reserve.  On December 31, 2015, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets.  As of September 30, 2016, we have determined that the valuation allowance is still necessary.

Net Loss Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between loss from continuing operations and net loss attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the nine months ended September 30, 2016 as compared with the same period in 2015.

Income (loss) from discontinued operations — Prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disposals of Components of an Entity (ASU 2014-08), we routinely classified reporting units exited, closed or otherwise disposed as discontinued operations.  ASU 2014-08 changed the criteria to qualify such transactions for discontinued operations treatment, making it hard to reach that conclusion.  Therefore, since 2014 none of our more recently exited, closed or otherwise disposed assets have been classified as discontinued operations.  The activity reported as discontinued operations in the nine months ended September 30, 2016 was de minimis and for the nine months ended September 30, 2015, was loss of $1.6 million, representing adjustments associated with exit, closure and disposal activities of reporting units identified as discontinued operations prior to adoption of ASU 2014-08.

Net loss attributable to noncontrolling interests — Following the closing of the Combination, the combined results of Skilled and FC-GEN are consolidated with approximately 42% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity.  The 42% direct noncontrolling economic interest is in the form of Class A common units of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The 42% direct noncontrolling economic interest will continue to decrease as Class A common units of FC-GEN are exchanged for public shares.  Since the Combination, there have been conversions of 200,000 Class A common units.  For the nine months ended September 30, 2016 and 2015, loss of $75.1 million and $55.6 million, respectively, has been attributed to the Class A common units.

In addition to the noncontrolling interests attributable to the Class A common unit holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any VIEs where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the nine months ended September 30, 2016 and 2015, income of $2.2 million and $2.2 million, respectively, has been attributed to these unaffiliated third parties.

Liquidity and Capital Resources

Cash Flow and Liquidity

The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Nine months ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	$35,302	$(4,949)
Net cash provided by (used in) investing activities	962	(67,933)
Net cash (used in) provided by financing activities	(43,967)	45,005
Net decrease in cash and cash equivalents	(7,703)	(27,877)
Beginning of period	61,543	87,548
End of period	$53,840	$59,671

Net cash provided by operating activities in the nine months ended September 30, 2016 of $35.3 million was unfavorably impacted by funded transaction costs of approximately $9.8 million.  Adjusted for transaction costs, net cash provided by operating activities in the nine months ended September 30, 2016 would have been approximately $45.1 million.  Net cash used in operating activities in the nine months ended September 30, 2015 of $4.9 million was unfavorably impacted by funded transaction costs of approximately $66.6 million.  Adjusted for funded transaction costs, net cash provided by operating activities in the nine months ended September 30, 2015 would have been $61.7 million.  The cash provided by operating activities before funded transaction costs in the 2016 period as compared to the 2015 period declined $16.6 million, primarily due to changes in accounts receivable associated with the Revera Acquisition, which resulted in delayed timing of the receipt of payments for services provided to patients due to federal and state processing of licensure.

Net cash provided by investing activities in the nine months ended September 30, 2016 was $1.0 million, compared to a use of cash of $67.9 million in the nine months ended September 30, 2015. The nine months ended September 30, 2016, as compared with the same period in 2015, included the receipt from the sales of assets and joint venture investments of $150.4 million consisting primarily of $72.0 million, $67.0 million, $9.4 million and $1.9 million for the sale of our hospice and home care business, 18 assisted living facilities in Kansas, an office building in Albuquerque, New Mexico and a closed skilled nursing facility in Missouri, respectively.  The nine months ended September 30, 2015 included the receipt of $27.6 million of asset and investment in joint venture sale proceeds partially offset by $11.6 million of outlays for the purchases of skilled nursing facilities, rehabilitation therapy clinics and a deposit on the Revera acquisition.  The nine months ended September 30,2016 included a use of investing cash flow of $108.3 million related to the purchase of skilled nursing facilities, which include the acquisition of a skilled nursing facility in Pennsylvania for $12.9 million and ten skilled nursing facilities in North Carolina, Maryland, New Jersey and Vermont for $93.9 million,  as compared to $11.6 million of asset purchases in the nine months ended September 30, 2015.  Routine capital expenditures for the nine months ended September 30, 2016 exceeded the same period in the prior year by $5.3 million.  The remaining incremental source of cash from investing activities of $48.1 million in the nine months ended September 30, 2016 as compared with the same period in 2015 is principally due to the liquidation and transfer of restricted cash and investments by our captive insurance companies to unrestricted cash.

Net cash used in financing activities was $44.0 million in the nine months ended September 30, 2016 compared to a source of $45.0 million in the nine months ended September 30,  2015.  The net increase in cash used in financing activities of $89.0 million is principally attributed to debt extinguishments in the 2016 period exceeding proceeds of new borrowing activities.  In the nine months ended September 30,  2016 we had net increase of borrowings under the Revolving Credit Facilities of $51.0 million as compared with a $60.5 million of incremental Revolving Credit Facilities borrowings in the same period in 2015.  In the nine months ended September 30, 2016, we used $54.2 million of the proceeds from the sale of 18 assisted living facilities in Kansas, $72.0 million from the sale of our hospice and home care business and $1.9 million from the sale of a closed skilled nursing facility in Missouri to repay long-term debt.  In the nine months ended September 30,  2016, we used the proceeds of $53.9 million of newly issued mortgage debt and $37.0 million of Revera Real Estate Bridge Loan to acquire 11 skilled nursing facilities.  In the nine months ended September 30,  2016, we used $143.2 million of proceeds from HUD insured financing on 21 skilled nursing facilities to repay $143.2 million of Skilled Real Estate Bridge Loan indebtedness. In the nine months ended September 30,  2016, we used $120.0 million of proceeds from the New Terms Loans to assist in repayment of the remaining $153.4 million balance of the Term Loan Facility. In the nine months ended September 30,  2015 we used the $360 million of proceeds from the Skilled Real Estate Bridge Loan to repay $326.6 million of indebtedness assumed in the Combination and other transaction costs.  The remaining net source of cash of $24.5 million in the nine months ended September 30,  2016 as compared to the same period in 2015 is principally due to scheduled debt repayments, debt issuance costs and distributions to noncontrolling interests in the 2015 period exceeding the scheduled debt repayments, debt issuance costs and distributions to noncontrolling interests in the 2016 period.

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

At September 30, 2016, we had cash and cash equivalents of $53.8 million and available borrowings under our revolving credit facilities of $52.3 million, after taking into account $67.0 million of letters of credit drawn against our revolving credit facilities. During the nine months ended September 30, 2016, we maintained liquidity sufficient to meet our working capital, capital expenditure and development activities and we believe we will continue to meet those needs for at least the subsequent twelve month period.

Financing Activities

We are progressing on our near-term capital strengthening priorities to refinance our Real Estate Bridge Loans with lower cost and longer maturity HUD insured loans or other permanent financing and to reduce our overall indebtedness through a combination of non-strategic asset sale proceeds and free cash flow.

During the first nine months of 2016, we closed on 21 HUD insured loans totaling $143.2 million. Since the Combination, we have repaid or refinanced $199.3 million of Welltower Real Estate Bridge Loans with $331.8 million remaining outstanding. We expect to continue to seek refinancing opportunities for the Real Estate Bridge Loans with lower cost HUD insured loans or other permanent financing into 2017.

In March 2016, we closed on the sale lease back of a corporate office building, generating $9.4 million of proceeds, which were used to pay down partially our Revolving Credit Facility debt.

Effective May 1, 2016, we completed the sale of our hospice and home health operations.  The operations were sold for $84 million, consisting of cash consideration of $72 million and a $12 million short-term note.  We used the cash proceeds to repay partially our then outstanding Term Loan Facility maturing in December of 2017.

In April 2016, we acquired one skilled nursing facility and entered into a $9.9 million real estate bridge loan.  In May 2016, we acquired the real property of five skilled nursing facilities we operated under a leasing arrangement and entered into a $44.0 million real estate bridge loan (collectively, the Other Real Estate Bridge Loans).  The Other Real Estate Bridge Loans have an outstanding principal balance of $53.9 million at September 30, 2016.  We expect to refinance the Other Real Estate Bridge Loans with HUD insured loans in early 2017.

In June 2016, we amended the Skilled Real Estate Bridge Loan providing for an additional extension option of 180 days, which, if exercised by us, would extend the maturity of the Skilled Real Estate Bridge Loan to February 2018.  The Skilled Real Estate Bridge Loan had an outstanding principal balance of $160.7 million at September 30, 2016.

On September 1, 2016, we acquired five skilled nursing facilities from Revera for a purchase price of $39.4 million.  We had previously acquired the real property of 15 of Revera’s skilled nursing facilities on December 1, 2015 and entered into leases for four additional skilled nursing facilities while awaiting change of ownership approval for the remaining five skilled nursing facilities located in the State of Vermont.  The acquisition was financed through the Revera Real Estate Bridge Loan for $37.0 million.

New Master Leases

We recently announced we entered into a lease with a new landlord for 64 skilled nursing facilities previously leased from Welltower.  On November 1, 2016, Welltower sold the real estate of the 64 facilities to Second Spring Healthcare Investments (Second Spring), a joint venture formed by affiliates of Lindsay Goldberg LLC, a private investment firm, and affiliates of Omega.  We will continue to operate the facilities pursuant to our new lease with affiliates of Second Spring effective November 1, 2016 and there will be no change in the operations of these facilities.

The 64 facilities had been included in our master lease with Welltower and were historically subject to 3.4% annual escalators, which were scheduled to decrease to 2.9% annual escalators effective April 1, 2017. Under the new lease with Second Spring, initial annual rent for the 64 properties is reduced approximately 5% to $103.9 million and annual escalators will decrease to 1.0% after year 1, 1.5% after year 2, and 2.0% thereafter.  The more favorable lease terms are expected to reduce our cumulative rent obligations through January 2032 by $297 million.  As part of the transaction, we issued a note totaling $51.2 million to Welltower, maturing in October 2020.

On November 2, 2016, in a separate transaction, Welltower announced that it had entered into an agreement to sell the real estate of 28 additional facilities to a joint venture among Welltower, Cindat Capital Management Ltd., and Union Life Insurance Co., Ltd. Similar to the new lease with Second Spring, as part of the Welltower sale, we expect to enter into a lease at closing of the sale, which is expected in the fourth quarter of 2016.  We will continue to operate the facilities pursuant to our new lease and there will be no change in the operations of these facilities.

The 28 facilities are currently included in our master lease with Welltower and have been subject to 3.4% annual escalators, which are scheduled to decrease to 2.9% annual escalators effective April 1, 2017. Under the new lease, the 28 properties’ initial annual rent is expected to be reduced by approximately 5% to $54.5 million and the annual escalators are expected to decrease to 2.0%. The more favorable lease terms are expected to reduce our cumulative rent obligations by $143 million through January 2032.  As part of the transaction, we expect to issue a five-year note totaling $23.7 million to Welltower, a portion of which is expected to be convertible to common stock at approximately $4 per share.  Upon completion of this transaction, Welltower would still lease to us 114 skilled nursing and assisted/senior living facilities.

Divestiture of Non-Strategic Facilities

Consistent with our strategy to divest assets in non-strategic markets, we intend to exit inpatient operations in eight Midwestern states. The divestiture will occur in two phases:

•

The first phase consists of the sale or divestiture of 18 facilities (16 owned and 2 leased) in the states of Kansas, Missouri, Nebraska and Iowa.   The transaction will mark an exit from the inpatient business in these states.  Closing is subject to licensure and other regulatory approvals.  The 18 facilities have annual revenue of $110.1 million, pre-tax net loss of $10.7 million and total assets of $80 million which approximates the outstanding indebtedness.  Sale proceeds of approximately $80 million, net of transaction costs, will principally be used to repay the indebtedness.

•

The second phase consists of the planned divestiture of 43 facilities in the states of Montana, Kentucky, Indiana and Ohio in a series of transactions.  Forty one of the facilities are leased from a variety of landlords and the remaining 2 facilities are owned by us.  The transactions will mark a complete exit from the inpatient business in these states.  We and our landlords are at varying stages of marketing these facilities. The 43 facilities have annual revenue of $322.0 million and EBITDAR of $50.4 million.  We expect the divestiture of the leased facilities will result in negotiated master lease rent reductions.

On October 18, 2016, we completed the divesture of nine underperforming leased assisted living facilities in the states of Pennsylvania, Delaware and West Virginia.  The nine facilities had annual revenue of $22.5 million, no Adjusted EBITDA and $2.8 million of pre-tax net loss.

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

 Financial Covenants

The Revolving Credit Facilities, the New Term Loan Agreement and the Welltower Real Estate Bridge Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants.  As of September 30, 2016, we are in compliance with the covenants contained in the Credit Facilities.

Our Master Lease Agreements each contain a number of financial, affirmative and negative covenants.  As of September 30, 2016, we are in compliance with all covenants contained in the Master Lease Agreements.

At September 30, 2016, we did not meet certain financial covenants contained in four leases related to 30 of our facilities.  We are and expect to continue to be current in the timely payment of our obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of our other loan or lease agreements.  We will continue to work with the related credit parties to amend such leases and the related financial covenants.  We do not believe the breach of such financial covenants at September 30, 2016 will have a material adverse impact on us.

Off Balance Sheet Arrangements

We had outstanding letters of credit of $67.0 million under our letter of credit sub-facility on our revolving credit facilities as of September 30, 2016.  These letters of credit are principally pledged to landlords and insurance carriers as collateral.  We are not involved in any other off-balance-sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table sets forth our contractual obligations, including principal and interest, but excluding non-cash amortization of discounts or premiums and debt issuance costs established on these instruments, as of September 30, 2016 (in thousands).

					More than
	Total	1 Yr.	2-3 Yrs.	4-5 Yrs.	5 Yrs.
Revolving credit facilities	$483,191	$45,751	$35,229	$402,211	$—
Term loan facility	184,389	17,559	35,403	131,427	—
Real estate bridge loans	463,988	42,796	421,192	—	—
HUD insured loans	401,124	12,542	25,084	25,084	338,414
Mortgages and other secured debt (recourse)	14,135	1,059	11,934	1,142	—
Mortgages and other secured debt (non-recourse)	33,605	2,195	14,428	2,617	14,365
Financing obligations	11,130,685	280,656	585,630	619,617	9,644,782
Capital lease obligations	3,681,177	93,236	182,911	191,637	3,213,393
Operating lease obligations	992,494	137,412	269,629	261,870	323,583
	$17,384,788	$633,206	$1,581,440	$1,635,605	$13,534,537

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

Interest Rate Exposure—Interest Rate Risk Management

Our Term Loan Facility, Real Estate Bridge Loans and Revolving Credit Facilities expose us to variability in interest payments due to changes in interest rates.  As of September 30, 2016, there is no derivative financial instrument in place to limit that exposure.

A 1% increase in the applicable interest rate on our variable-rate debt would result in an approximately $9.4 million increase in our annual interest expense.

Our investments in marketable securities as of September 30, 2016 consisted of investment grade government and corporate debt securities and money market funds that have maturities of five years or less. These investments expose us to investment income risk, which is affected by changes in the general level of U.S. and international interest rates and securities markets risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Interest rates are near historic lows, with a risk of interest rates increasing before our current investments mature.  While we have the ability and intent to hold our investments to maturity today, rising interest rates could impact our ability to liquidate our investments for a profit and could adversely affect the cost of replacing those investments at the time of maturity with investment of similar return and risk profile.  Despite the complex nature of exposure to the securities markets, given the low risk profile, we do not believe a 1% increase in interest rates alone would have a material impact on our net investment income returns.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2016 because of the outstanding material weakness in our internal control over financial reporting as discussed in more detail in our Form 10-K for the year ended December 31, 2015 under Part II, Item 9A. Management continues to implement the remediation plan described in our 10-K for the year ended December 31, 2015 and updated below to address this material weakness and is monitoring that implementation.

During the nine months ended September 30, 2016, we have implemented and are continuing to implement a number of measures to address the identified material weakness in our internal control over financial reporting described in Item 9A of our Form 10-K for the year ended December 31, 2015.  However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management concludes, through testing, that these controls are operating effectively.

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

Item 1A.  Risk Factors

With the exception of the revision to an existing risk factor disclosed in Part II, Item 1A “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, and the addition below, there have been no material changes to the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 14, 2016.

The conversion of debt securities into our common stock may dilute the ownership of existing stockholders.

We may, from time to time, issue debt securities convertible into our common stock. For example, in connection with the pending transaction with Welltower, see Note 14 – “Subsequent Events,” we expect to issue a note, a portion of which is expected to be convertible into our common stock. The conversion, if any, of such convertible debt may dilute the ownership interest of our existing stockholders. Any sales in the public market of the shares of common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the market price of our common stock. Issuance of such common stock upon conversion also may affect our earnings (loss) on a per share basis.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item  5. Other Information

None.

Item 6. Exhibits

(a)Exhibits.

Number	Description

10.1	Sixth Amendment dated as of August 15, 2016 to Loan Agreement dated as of February 2, 2015 between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto
10.2	Seventh Amendment dated as of August 22, 2016 to Loan Agreement dated as of February 2, 2015 between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto
10.3	Fourth Amendment dated August 16, 2016 to Nineteenth Amended and Restated Master Lease Agreement dated as of December 1, 2015, between FC-GEN Real Estate, LLC and Genesis Operations LLC
10.4	Fifth Amendment dated October 6, 2016 to Nineteenth Amended and Restated Master Lease Agreement dated as of December 1, 2015, between FC-GEN Real Estate, LLC and Genesis Operations LLC
10.5	Sixth Amendment dated October 18, 2016 to Nineteenth Amended and Restated Master Lease Agreement dated as of December 1, 2015, between FC-GEN Real Estate, LLC and Genesis Operations LLC
10.6	Seventh Amendment dated November 1, 2016 to Nineteenth Amended and Restated Master Lease Agreement dated as of December 1, 2015, between FC-GEN Real Estate, LLC and Genesis Operations LLC
10.7

Amendment No. 4 dated as August 22, 2016, to that certain Third Amended and Restated Credit Agreement dated as of February 2, 2015, by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, Skilled Healthcare, LLC, Genesis Holdings, LLC, Genesis Healthcare LLC, certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and Healthcare Financial Solutions, LLC, as administrative agent

10.8

Amendment No. 5 dated as October 21, 2016, to that certain Third Amended and Restated Credit Agreement dated as of February 2, 2015, by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, Skilled Healthcare, LLC, Genesis Holdings, LLC, Genesis Healthcare LLC, certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and Healthcare Financial Solutions, LLC, as administrative agent

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

GENESIS HEALTHCARE, INC.

Date:	November 4, 2016	By	/S/ GEORGE V. HAGER, JR.
George V. Hager, Jr.
Chief Executive Officer

Date:	November 4, 2016	By	/S/ THOMAS DIVITTORIO
Thomas DiVittorio
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Number	Description

10.1	Sixth Amendment dated as of August 15, 2016 to Loan Agreement dated as of February 2, 2015 between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto
10.2	Seventh Amendment dated as of August 22, 2016 to Loan Agreement dated as of February 2, 2015 between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto
10.3	Fourth Amendment dated August 16, 2016 to Nineteenth Amended and Restated Master Lease Agreement dated as of December 1, 2015, between FC-GEN Real Estate, LLC and Genesis Operations LLC
10.4	Fifth Amendment dated October 6, 2016 to Nineteenth Amended and Restated Master Lease Agreement dated as of December 1, 2015, between FC-GEN Real Estate, LLC and Genesis Operations LLC
10.5	Sixth Amendment dated October 18, 2016 to Nineteenth Amended and Restated Master Lease Agreement dated as of December 1, 2015, between FC-GEN Real Estate, LLC and Genesis Operations LLC
10.6	Seventh Amendment dated November 1, 2016 to Nineteenth Amended and Restated Master Lease Agreement dated as of December 1, 2015, between FC-GEN Real Estate, LLC and Genesis Operations LLC
10.7

Amendment No. 4 dated as August 22, 2016, to that certain Third Amended and Restated Credit Agreement dated as of February 2, 2015, by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, Skilled Healthcare, LLC, Genesis Holdings, LLC, Genesis Healthcare LLC, certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and Healthcare Financial Solutions, LLC, as administrative agent

10.8

Amendment No. 5 dated as October 21, 2016, to that certain Third Amended and Restated Credit Agreement dated as of February 2, 2015, by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, Skilled Healthcare, LLC, Genesis Holdings, LLC, Genesis Healthcare LLC, certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and Healthcare Financial Solutions, LLC, as administrative agent

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