Form 10-K
period 2016-12-31
Genesis Healthcare, Inc.
filed 2017-03-06
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ◻    No  ☑

As of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of Class A common stock, par value $0.001 per share, held by non-affiliates of the registrant, computed based on the closing sale price of $1.77 per share on June 30, 2016, as reported by The New York Stock Exchange, was approximately $67.0 million. The aggregate number of shares held by non-affiliates is calculated by excluding all shares held by executive officers, directors and holders known to hold 5% or more of the voting power of the registrant’s common stock. As of March 3, 2017, there were 76,836,541 shares of the registrant’s Class A common stock issued and outstanding, 15,495,019 shares of the registrant’s Class B common stock issued and outstanding, and 62,200,511 shares of the registrants Class C common stock, par value $0.001 per share, issued and outstanding.

Documents Incorporated by Reference:

The information called for by Part III is incorporated by reference to the Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders of the Registrant which will be filed with the U.S. Securities and Exchange Commission not later than April 30, 2017.

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

PART I

Item 1. Business

Genesis Healthcare, Inc. (Genesis) is a holding company with subsidiaries that, on a combined basis, comprise one of the nation's largest post-acute care providers.  As used in this report, the terms “we,” “us,” “our,” and the “Company,” and similar terms, refer collectively to Genesis and its consolidated subsidiaries, unless the context requires otherwise.  We offer inpatient services through our network of skilled nursing and assisted/senior living facilities.  We also supply rehabilitation and respiratory therapy in approximately 1,700 locations in 45 states and the District of Columbia as of December 31, 2016.  In addition, we provide a full complement of administrative and consultative services to our affiliated operators through our administrative services subsidiary and to third-party operators with whom we contract through our management services subsidiary. There were 42 facilities subject to such management services agreements with unaffiliated or jointly owned skilled nursing facility operators as of as of December 31, 2016. All of our healthcare operating subsidiaries focus on providing quality care to the people we serve, and our skilled nursing facility subsidiaries, which comprise the largest portion of our consolidated business, have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients.

Operations

As of December 31, 2016, we offered inpatient services through our network of 499 skilled nursing and assisted/senior living facilities across 34 states, consisting of 473 skilled nursing facilities and 26 stand-alone assisted/senior living facilities. Of the 499 facilities, 393 are leased, 64 are owned, 36 are managed and six are joint ventures. Collectively, these skilled nursing and assisted/senior living facilities have 59,991 licensed beds, approximately 64% of which are concentrated in the states of California, Connecticut, Maryland, Massachusetts, New Hampshire, New Jersey, Pennsylvania, Texas and West Virginia. We also own five skilled nursing facilities in California that we lease to an unaffiliated third party operator. See Item 2. “Properties” for the full count of facilities by state.  Our skilled nursing and assisted/senior living facilities are generally clustered in large urban or suburban markets. We leased 79% of our facilities as of December 31, 2016.  For the year ended December 31, 2016, we generated approximately 83% of our revenue from our skilled nursing facilities. The remainder of our revenue is generated from our assisted/senior living services, rehabilitation therapy services provided to third-party facilities, and other ancillary services.

Our services focus primarily on the medical and physical issues facing elderly patients and are provided by our skilled nursing facilities, assisted/senior living communities, integrated and third-party rehabilitation therapy business, and other ancillary services.

As of December 31, 2016, we had three reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities and assisted/senior living facilities and is the largest portion of our business; (2) rehabilitation therapy services, which includes our integrated and third-party rehabilitation and respiratory therapy services; and (3) all other services. For the year ended December 31, 2016, the inpatient services segment generated approximately 86% of our revenue, the rehabilitation therapy services segment generated approximately 12% of our revenue and all other services accounted for the balance of our revenue. For additional information regarding the financial performance of our reportable operating segments, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note 6,  "Segment Information,"” in the notes to our consolidated financial statements included elsewhere in this report.

Inpatient Services Segment

Skilled Nursing Facilities

As of December 31, 2016, our skilled nursing facilities provided skilled nursing care at 473 regionally clustered facilities, having 56,357 licensed beds, in 34 states.  We have developed programs for, and actively market our services to, high-acuity patients who are typically admitted to our facilities as they recover from strokes, other neurological conditions, cardiovascular and respiratory ailments, joint replacements and other muscular or skeletal disorders.

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

Our PowerBack Rehabilitation branded facilities are designed to provide short-stay skilled nursing facilities which deliver a comprehensive rehabilitation regimen in accommodations specifically designed to serve high-acuity patients. We believe that having PowerBack Rehabilitation facilities enables us to more effectively serve higher acuity patients and achieve a higher skilled mix than a traditional hybrid skilled nursing facility, which in turn results in higher reimbursement rates. Skilled mix is the average daily number of Medicare and insurance patients we serve at our skilled nursing facilities divided by the average daily number of total patients we serve at our skilled nursing facilities.  Insurance as a payor source includes both traditional commercial insurance programs as well as managed care plans, including Medicare Advantage plans.  As of December 31, 2016, we operated 10 PowerBack Rehabilitation facilities with 997 beds.

As of December 31, 2016, we have 42 facilities subject to management agreements with unaffiliated or jointly owned skilled nursing facility operators. The income associated with the management services provided to the third-party facility operator is included in inpatient services in our segment reporting as services are performed primarily by personnel supporting the inpatient services segment.

Our administrative service company provides a full complement of administrative and consultative services to our affiliated operators to allow them to better focus on the delivery of healthcare services.

Assisted/Senior Living Facilities

We complement our skilled nursing care business by providing assisted/senior living services at 26 stand-alone facilities with 2,182 beds and offer an additional 1,452 assisted/senior living beds within our skilled nursing facilities as of December 31, 2016. Our assisted/senior living facilities provide residential accommodations, activities, meals, security, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support, but not the level of nursing care provided in a skilled nursing facility.

Rehabilitation Therapy Services

As of December 31, 2016, we provided rehabilitation therapy services, including speech-language pathology (SLP), physical therapy (PT), occupational therapy (OT) and respiratory therapy, to approximately 1,700 healthcare locations in 45 states and the District of Columbia, including 461 facilities operated by us. We provide rehabilitation therapy services at our skilled nursing facilities and assisted/senior living facilities as part of an integrated service offering in connection with our skilled nursing care.  We believe that an integrated approach to treating high-acuity patients enhances our ability to achieve successful patient outcomes and enables us to identify and treat patients who can benefit from our rehabilitation therapy services. We believe hospitals and physician groups often refer high-acuity patients to our skilled nursing facilities because they recognize the value of an integrated approach to providing skilled nursing care and rehabilitation therapy services.

We believe that we have also established a strong reputation as a premium provider of rehabilitation therapy services to third-party skilled nursing operators in our local markets, with a recognized ability to provide these services to high-acuity patients. Our approach to providing rehabilitation therapy services for third-party operators emphasizes quality treatment and successful clinical outcomes. In addition to our rehabilitation therapy services in the United States, we have a presence in the Chinese and Hong Kong markets with initiatives to develop a rehabilitation therapy care delivery model and other services.  The revenues generated and long-lived assets associated with this expansion are immaterial as of December 31, 2016.

Other Services

As of December 31, 2016, we provided an array of other specialty medical services, including physician services, staffing services, and other healthcare related services.

Industry Trends

Over the past several decades, dynamic changes in the healthcare market have reshaped the landscape for post-acute and long-term care support services. Demand for services has traditionally been driven by changing demographics, including age. The prevalence of disability and functional impairment is age-related.

Market force changes across the healthcare spectrum had realigned the capabilities and responsiveness of health providers. Payment incentives had reshaped the role of the acute care sector imposing an increased emphasis on shorter lengths of inpatient stays. This shifted the focus of rehabilitative and recuperative services to post-acute providers. Traditionally, over 35% of hospital discharges required further medical intervention. For those patients over the age of 70 years requiring follow-through care, a significant portion were discharged to the post-acute/skilled nursing sector.

The post-acute/skilled nursing sector had expanded clinical and rehabilitative capacities to meet this demand. Among the major changes in the delivery of long-term care services was this rising demand for short-stay/post-acute care. Skilled nursing facilities had strengthened clinical specialization delivering high intensity rehabilitation, restorative care and specialized clinical programs with emphasis on successful discharges to home- and community-based settings.

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

Over the last several years, the post-acute/long-term care services sector has responded to the broader trends reshaping healthcare delivery:  (i) value, (ii) cost efficiencies, (iii) measured quality and outcomes, (iv) care coordinating integration, and (v) patient/resident centered care. The post-acute care/skilled nursing and rehabilitation sectors are investing efforts and energies to demonstrate value, to strengthen care efficiencies and to develop measurable benchmarks for performance.

Changes in post-acute and long-term care services sector include:

Aging Demographic Trends: According to the U.S. Department of Health and Human Services (HHS), 70% of the U.S. population over the age of 65 can expect to use some form of post-acute care during their lives. While we are currently experiencing a trough in the number of people over the age of 65, demographic trends are expected to improve. Post-acute care spending is expected to rise as the populations of people in the U.S. over the ages of 65 are expected to increase from 46 million in 2014, to 56 million in 2020 and to 98 million older persons by 2060, more than twice the number in 2014.  As the average life expectancy continues to increase and as the elderly population becomes a greater proportion of the overall U.S. population, management expects there to be an increasing demand for nursing and post-acute care.

Supply/Demand Dynamics:  The supply of skilled nursing facilities has been decreasing, partially due to the increase in required clinical capabilities to care for higher acuity patients. In the coming years, management expects a supply and demand imbalance in the skilled nursing industry due to the continued decline in the supply of beds and the projected increase in an aging population with longer life expectancies.

Shift of Patients to Quality Care in Cost-Effective Settings:  As a result of rising U.S. healthcare costs, government regulations and payor preferences have led to a shift in the provision of care for higher acuity patients to less costly settings. Government sponsored programs, private insurance companies and other third-party payors have recognized that treating patients requiring complex medical care in skilled nursing facilities is a cost-effective alternative to receiving treatment in an inpatient rehabilitation facility (IRF) or long-term acute care (LTAC) hospital. This dynamic makes skilled nursing facilities an attractive provider for payors and acute care hospitals seeking cost effective quality care settings when discharging patients.  As a result, skilled nursing facilities are generally serving a larger population of higher acuity patients than in the past.

Growth of Medicare and Medicaid Replacement Programs through Managed Care Organizations:  As the expansion of Medicaid and Medicare continues, we expect migration towards managed care programs because managed Medicaid and Medicare programs improve access to coordinated healthcare services, including preventive care, and are designed to control healthcare costs.  We believe post-acute providers like ours with sufficient size and scale to provide clinically coordinated care across the entire post-acute care continuum are well positioned to obtain more referrals and become a provider of choice for these payors.

Value-Based Care Delivery and Reimbursement Reform:  A significant goal of federal healthcare reform is to transform the delivery of healthcare by changing reimbursement for healthcare services to hold providers accountable for the cost and quality of care provided.  Medicare is implementing Value-Based Care Delivery models to focus on patient outcomes and cost containment along the entire healthcare continuum.  Accordingly, the Centers for Medicare & Medicaid Services (CMS) is implementing demonstration and mandatory programs to bundle acute care and post-acute care reimbursement to hold providers accountable for costs across a broader continuum of care.  These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans. On January 26, 2015, CMS announced its goal to have up to 50% of Medicare payments for quality and value through alternative payment models such as Accountable Care Organizations (ACO) or bundled payments by 2018. Providers who respond successfully to these trends and are able to deliver quality care at lower cost are likely to benefit financially.

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

 Medicaid

Medicaid typically covers patients that require standard room and board services, and provides reimbursement rates that are generally lower than rates earned from other sources. Medicaid is a program financed by state funds and matching federal funds administered by the states and their political subdivisions. Medicaid programs generally provide health benefits for qualifying individuals, and may supplement Medicare benefits for persons aged 65 and older meeting financial eligibility. Medicaid reimbursement formulas are established by each state with the approval of the federal government in accordance with federal guidelines. Seniors who enter skilled nursing facilities as private pay clients can become eligible for Medicaid once they have substantially depleted their assets. Medicaid is the largest source of funding for skilled nursing facilities.

Reimbursement varies from state to state and is based upon a number of different systems, including cost-based, prospective payment and negotiated rate systems. Rates are subject to statutory and regulatory changes and interpretations and rulings by individual state agencies.

During recent years, a number of states have advanced initiatives expanding managed care programs to include managing long-term care support services for Medicaid residents. Some states have focused efforts towards integrating Medicare and Medicaid delivery for individuals who are dually eligible for both programs. Across the states, there are a number of pilot initiatives underway. Most of these initiatives attempt to improve integration of delivery, strengthen care management and improve cost efficiencies.

Medicare

 Medicare is a federal program that provides healthcare benefits to individuals who are 65 years of age or older or are disabled. To achieve and maintain Medicare certification, a skilled nursing facility must sign a Medicare provider agreement and meet the CMS “Requirements for Participation” on an ongoing basis, as determined in periodic facility inspections or “surveys” conducted primarily by the state licensing agency in the state where the facility is located. Medicare pays for inpatient skilled nursing facility services under the prospective payment system. The prospective payment for each beneficiary is based upon the medical condition of and care needed by the beneficiary. Medicare Part A skilled nursing facility coverage is limited to 100 days per episode of illness for those beneficiaries who require daily care following discharge from an acute care hospital.

•	Medicare Part A provides for inpatient services including hospital care, skilled nursing care, hospice and home healthcare.
•	Medicare Part B provides for outpatient services including physician services, diagnostic services, durable medical equipment, skilled therapy services and medical supplies.
•

Medicare Part C is a managed care option (“Medicare Advantage”) for beneficiaries who are entitled to Part A and enrolled in Part B and are administered by commercial health insurers that contract with Medicare or Medicaid.

•	Medicare Part D is a benefit that provides prescription drug benefits for both Medicare and Medicare/Medicaid dual eligible patients.

Medicare reimburses our skilled nursing facilities under a prospective payment system (PPS) for a defined bundle of inpatient covered services. Medicare coverage criteria requires that a beneficiary spend at least three qualifying days in an inpatient acute setting before Medicare will cover the skilled nursing service. While beneficiaries are eligible for up to 100 days per spell of illness of skilled nursing care services (defined as requiring daily skilled nursing and/or skilled rehabilitation services), current law imposes a daily co-payment after the 20th day of covered services. Under a PPS, facilities are paid a predetermined amount per patient, per day, for certain services based on the anticipated costs of treating patients.  The amount to be paid is determined by classifying each patient into a resource utilization group (RUG) category that is based upon each patient's acuity level.

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

Congress has the authority to change the law governing how all providers, including skilled nursing providers, are reimbursed, and the criteria and conditions for coverage. For example, under the Budget Control Act of 201l, Congress authorized a 2% sequestration on Medicare payments to most providers. Subsequent actions by Congress extended sequestration through 2023. Indeed, during the past two years, Congress has enacted several new laws that impact how skilled nursing facilities are reimbursed under Medicare. The Protecting Access to Medicare Act (PAMA) of 2014 established a skilled nursing facility Value-Based Incentive/Penalty program based on hospital readmissions. The fiscal year 2016 final skilled nursing facilities PPS rules set forth the criteria for this program to be implemented by 2019. The IMPACT (Improving Medicare Post-Acute Care Transformation) Act of 2014 establishes an aggressive time-line for standardized patient assessment for post-acute providers, including skilled nursing facilities. CMS has been engaging stakeholders in developing implementation instructions.

CMS issued new guidelines on July 30, 2015, published in the Federal Register on August 4, 2015, which included new quality reporting requirements and instructions for establishing a value-based purchasing incentive program based on hospital-readmissions performance. CMS has not indicated whether there will be skilled nursing facility PPS rule-making for fiscal year 2017. The agency is expected to provide additional guidance regarding implementation of the IMPACT Act.

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

Managed Care and Commercial Insurance

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

Private and Other Payors

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

Reimbursement for Rehabilitation Services

Outside of therapy received during a Medicare Part A covered stay of up to 100 days, most of our rehabilitation therapy services are typically reimbursed under the Medicare Part B program. The payments made to our rehabilitation therapy services segment for services it provides to skilled nursing facilities are determined by negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered. In addition, this segment is also directly reimbursed from the Medicare Part B program and other insurance companies through its certified outpatient rehabilitation agencies and group practices for services provided in assisted living facilities, homes and the community.

Recent Regulatory and other Governmental Actions Affecting Revenue

Skilled Nursing Facilities

Healthcare Reform Initiatives

We believe we are transforming our business and operations for success in a post-healthcare reform environment.  As healthcare reform continues to be implemented, we believe post-acute healthcare providers who provide quality diversified care, have density and strong reputations in local markets, have good relationships with acute care hospitals and payors and operate with scale will have a competitive advantage in an episodic payment environment.  We believe our organic and strategic growth strategies should position us to become a valuable partner to acute care hospitals and managed care organizations that are seeking to increase care coordination, reduce lengths of stay and hospital readmissions, more effectively manage healthcare costs and develop new care delivery and payment models.

As the industry and its regulators engage in this new environment, we are positioning ourselves to adapt to changes that are ultimately made to the delivery system:

•

Medicare Shared Savings Program (MSSP) – Effective January 1, 2016, we entered Genesis Physician Services (GPS), our physician services subsidiary, into the MSSP.  While beneficiary attribution is retrospective, preliminary data show that we are managing approximately 15,000 Medicare fee for service beneficiaries with annualized Medicare spending of more than $800 million. These numbers are subject to modification and will not be reconciled by the CMS until mid-2017. Successful participation requires us to save at least approximately three percent of the total Medicare spend under management in order to share in up to 50 percent of the savings with CMS predicated upon achieving certain quality initiatives.  Once the savings hurdle has been reached, Genesis begins sharing based on the first dollar of savings.

•

Bundled Payments for Care Improvement (BPCI) – Participation success is determined retrospectively given the lack of available historical data around the bundles, however, we have received four quarterly reconciliations in 2016 representing the last three fiscal quarters of 2015 and the first quarter in 2016.  The reconciliations for these four fiscal quarters netted a positive $3.8 million.  In addition, we received the reconciliation for the second quarter of 2016 in January 2017 which netted a positive $1.9 million. Cumulatively, the five quarters of reconciled data provide the necessary historical data, combined with our current period data, to accrue the third and fourth quarters of 2016 as a net positive of $4.3 million for both quarters.  Based on the BPCI quarterly reconciliations, accumulated historical data and current data, we have recorded a net positive amount of $10.0 million in 2016.

•

Comprehensive Care for Joint Replacement (CJR) – The CJR model focuses on coordinated, patient-centered care. Under this model, the hospital in which the hip or knee replacement takes place would be accountable for the costs and quality of care from the time of the surgery through 90 days after an “episode” of care. On April 1, 2016, the CJR Program went into effect in 67 metropolitan statistical areas (MSAs) throughout the country. We have approximately 100 facilities in 22 of those MSAs.  While the program was recently enacted, we have already experienced a significant decline from this class of diagnosis-related groups from recent years primarily due to the proliferation of ACOs and the BPCI program resulting from the PPACA.

•

Vitality to You – We continue to make great progress with our new Vitality to You service offering which brings medically necessary outpatient rehab therapy services directly to patients in the home and community.  In 2016, Vitality to You saw revenue expand by 132% as compared to 2015.

Medicare Rate Increase

On July 29, 2016, CMS issued a final rule for fiscal year 2017 outlining a net increase of 2.4% to Medicare reimbursement rates for skilled nursing facilities attributable to a 2.7% market basket increase, reduced by a 0.3% multi-factor productivity adjustment required by law.  The final rule continues the shift to move the Medicare program, and the health care system at large, toward paying providers based on the quality, rather than the quantity, of care.  The final rule also further defines and notes changes in consolidated billing for skilled nursing facilities for fiscal year 2017 (which began October 1, 2016); the Value-Based Purchasing (VBP) Program; the quality reporting program and the payments models research.

Effective October 1, 2017, the fiscal year 2018 market basket will be limited to a 1% increase.

On July 30, 2015, CMS issued its final rule outlining fiscal year 2016 Medicare payment rates for skilled nursing facilities. CMS estimated that aggregate payments to skilled nursing facilities would increase by 1.2% for fiscal year 2016 (which began October 1, 2015). This estimated increase reflected a 2.3% market basket increase, reduced by a

0.6% forecast error adjustment and further reduced by a 0.5% multi-factor productivity adjustment required by the PPACA. This final rule also identified a new skilled nursing facility VBP and an all-cause all-condition hospital readmission measure.

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

Episode Payment Models (EPM)

On January 3, 2017, CMS issued its final rule implementing three new Medicare Parts A and B episode payment models and implements changes to the existing CJR model. Under the three new episode payment models, acute care hospitals in certain selected geographic areas will participate in retrospective episode payment models targeting care for Medicare fee-for-service beneficiaries receiving services during acute myocardial infarction (AMI), coronary artery bypass graft (CABG), and surgical hip/femur fracture treatment (SHFFT) episodes. AMI and CABG episodes will be tested in 98 MSAs and SHFFT episodes will be tested in the current 67 MSAs participating in CJR.  The SHFFT payment model will support clinicians in providing care to patients who received surgery after a hip fracture, other than hip replacement.  All related care within 90 days of hospital discharge will be included in the episode of care. Hospitals may share in risk and savings with other providers, including skilled nursing facilities. The provisions contained in the instructions become effective July 1, 2017.

Civil Monetary Penalties (CMP)

On November 2, 2015, the Federal Civil Penalties Inflation Adjustment Act Improvements Act of 2015 (the 2015 Act) became law. Prior to 2015, CMPs authorized under the Social Security Act were exempt from inflation adjustments under the law. The 2015 Act requires agencies to:

•	Adjust the level of applicable CMPs with an initial “catch-up” adjustment, through interim final rulemaking (IFR); and,
•	Make subsequent annual adjustments for inflation.

The 2015 Act provides that “catch-up” adjustments are based on the percentage change between the Consumer Price Index for all Urban Consumers (CPI-U) for the month of October in the year a CMP was originally established and the CPI-U for October 2015. Subsequent annual adjustments are based on the extent to which of the CPI-U for the month of October of a current year exceeds the CPI for the month of October of the previous year.

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

Requirements for Participation

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

The regulations took effect on November 28, 2016. CMS is implementing the regulations using a phased approach. The phases are as follows:

•	Phase 1: The regulations included in Phase 1 were implemented November 28, 2016.
•	Phase 2: The regulations included in Phase 2 must be implemented by November 28, 2017.
•	Phase 3: The regulations included in Phase 3 must be implemented by November 28, 2019.

Some regulatory sections are divided among more than one phase, and some of the more extensive new requirements have been placed in later phases to allow facilities time to successfully prepare for compliance.

The total costs associated with implementing the new regulations are not known at this time.  Failure to comply with the new regulations could result in exclusion from the Medicare and Medicaid programs and have an adverse impact on our business, financial condition or results of operations.  We have substantially complied with the regulations imposed through the Phase 1 implementation thus far.

Improving Medicare Post-Acute Care Transformation Act (IMPACT)

In 2014, with strong support from most stakeholders, Congress enacted the IMPACT Act. The intent of this enactment was to improve the uniformity of data reporting across the post-acute sector and to move forward with a common assessment tool rationalizing the delivery of post-acute services. The IMPACT Act requires that CMS develop and implement quality measures from five quality measure domains using standardized assessment data.  In addition, the IMPACT Act requires the development and reporting of measures pertaining to resource use, hospitalization, and discharge to the community. Through the use of standardized quality measures and standardized data, the intent of the IMPACT Act, among other obligations, is to enable interoperability and access to longitudinal information for providers to facilitate coordinated care, improved outcomes, and overall quality comparisons.

Data collection for certain measures including pressure ulcers, falls and functional goals will be gathered quarterly beginning October 1, 2016 with a deadline to submit errors by May 15, 2017.  Failure to submit the required data will result in a 2% Medicare payment penalty beginning October 1, 2017.

Skilled Nursing Facility Value-Based Purchasing Program (VBP)

The CMS Skilled Nursing Facility VBP Program is one of many VBP programs that aims to reward quality and improve health care. Beginning October 1, 2018, skilled nursing facilities will have an opportunity to receive incentive payments based on performance on the specified quality measure.

PAMA, enacted into law on April 1, 2014, authorized the VBP Program and requires CMS to adopt a VBP payment adjustment for skilled nursing facilities beginning October 1, 2018. By law, the VBP Program is limited to a single readmission measure at a time.

PAMA requires CMS to, among other things:

•	Furnish value-based incentive payments to skilled nursing facilities for services beginning October 1, 2018.
•	Develop a methodology for assessing performance scores.
•	Adopt performance standards on a quality measure that include achievement and improvement.
•

Rank skilled nursing facilities based on their performance from low to high. The highest ranked facilities will receive the highest payments, and the facilities ranked in the bottom 40% will receive payments that are less than what they otherwise would have received without the VBP Program.

CMS will withhold 2% of Medicare payments starting October 1, 2018, to fund the incentive payment pool and will then redistribute 50% to 70% of the withheld payments back to skilled nursing facilities through the VBP Program.  Failure to qualify for the incentive payment pool at levels that at least match the 2% withholding could have a significant negative impact on our business, financial condition or results of operations.

Texas Minimum Payment Amount Program

We manage the operations of 20 skilled nursing facilities in the state of Texas, which we consolidate through our controlling interests in those entities through management agreements.  Those skilled nursing facilities participated in a voluntary supplemental Medicaid payment program known as the Minimum Payment Amount Program (MPAP), which expired August 31, 2016.  The purpose of MPAP funds was to continue a level of funding for participating skilled nursing facilities so that they could more readily provide quality care to Medicaid beneficiaries.  While the state had been actively appealing CMS, the MPAP expired and has not been extended or replaced with a similar funding mechanism.  There can be no assurances that such an extension or replacement of those supplemental funds will be reached.  On an annualized basis, MPAP provided $62 million of revenue and enhanced pre-tax income of our participating skilled nursing centers by approximately $18 million.

Payroll-Based Journal

One of the CMS initiatives authorized by the PPACA was to improve the accuracy of nursing home staffing data. CMS initiated and rolled-out an electronic payroll-based journal requirement effective July 1, 2016. This system allows staffing and census information to be collected on a regular and more frequent basis than previously collected. It is also auditable to ensure accuracy.  All long-term care facilities have access to this system at no cost to facilities.

As discussed in Item 1A. “Risk Factors,” the services we provide, the credentials of the employees providing them and the enforcement actions that post-acute nursing home and rehabilitation services are subject to are complex and constantly changing. Virtually all aspects of services provided are regulated. Survey and certification interpretive guidelines, scope of practice acts, admission, assessment and assessment requirements are rigidly enforced.

Rehabilitation Services

A portion of our rehabilitation therapy service reimbursement is tied to the Medicare Part B program as outpatient therapy services. These are therapy services provided to inpatient residents of skilled nursing facilities who do not meet the rigorous criteria for Medicare Part A coverage or have exhausted their Medicare Part A coverage and patients in the community who are being serviced through Medicare certified outpatient rehabilitation agencies or group practices we operate. These outpatient services are reimbursed under the Medicare Part B fee schedules. These fee schedules are updated annually through rule-making by CMS.

As part of the Balanced Budget Act of 1997, Congress established annual caps, commonly referred to as therapy caps, that limit the amounts that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to any Medicare beneficiary under Medicare Part B. A specific cap was established for the combined PT and SLP services and a separate cap for OT services without applying for an exception. Under the law, these caps are indexed. In 2015 for PT and SLP services combined, the limit on incurred expenses was $1,940. In 2015 for OT services, the limit was $1,940. On October 30, 2015, CMS issued final rules for calendar year 2016 resulting in respective therapy caps increasing to $1,960.

During the past decade and a half, Congress has intervened periodically to suspend and/or revise the cap limitations or provide an exception process. As part of the Deficit Reduction Act of 2005, Congress directed CMS to develop a process that allows exceptions for Medicare beneficiaries to therapy caps when continued therapy is deemed medically necessary. Since that enactment, Congress has extended the exceptions process to the therapy caps several times. Under the Medicare Access and CHIP Reauthorization Act of 2015, Congress extended the exceptions process through December 31, 2017.

As part of the Middle Class Tax Relief and Job Creation Act of 2012, Congress instructed CMS to implement a manual medical review (MMR) process for Medicare Part B therapy claims that qualified for the exceptions process but exceeded a $3,700 threshold (combined PT/SLP services and a separate threshold of $3,700 for OT services). This process was extended as part of the PAMA. Responding to concerns that MMR was causing delays in processing claims and undue hardships, Congress as part of the Medicare Access and CHIP Reauthorization Act of 2015 extended the MMR process through December 31, 2017, revised the statute to give CMS authority to selectively target its review process and clarified that MMRs should be applied as post-payment reviews. In February 2016, CMS issued an initial notice of how it plans to revise its application of the MMR process.

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

•

Enhanced CMPs and Escrow Provisions. PPACA includes expanded CMP and related provisions applicable to all Medicare and Medicaid providers. CMS rules adopted to implement applicable provisions of PPACA also provide that assessed CMPs may be collected and placed in whole or in part into an escrow pending final disposition of the applicable administrative and judicial appeals processes. To the extent our businesses are assessed large CMPs that are collected and placed into an escrow account pending lengthy appeals, such actions could adversely affect our liquidity and results of operations.

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

•

Overpayment Reporting and Repayment; Expanded False Claims Act Liability. PPACA enacted several important changes that expand potential liability under the federal False Claims Act (FCA). Overpayments related to services provided to both Medicare and Medicaid beneficiaries must be reported and returned to the applicable payor within specified deadlines, or else they are considered obligations of the provider for purposes of the federal FCA. This new provision substantially tightens the repayment and reporting requirements generally associated with operations of healthcare providers to avoid FCA exposure.

•

Home- and Community-Based Services. PPACA provides that states can provide home- and community-based attendant services and supports through the Community First Choice State plan option. States choosing to provide home- and community-based services under this option must make such services available to assist with activities of daily living and health related tasks under a plan of care agreed upon by the individual and his/her representative. PPACA also includes additional measures related to the expansion of community- and home-based services and authorizes states to expand coverage of community- and home-based services to individuals who would not otherwise be eligible for them. The expansion of home- and community-based services could reduce the demand for the facility-based services that we provide.

•

Health Care-Acquired Conditions. PPACA provides that the Secretary of HHS must prohibit payments to states for any amounts expended for providing medical assistance for certain medical conditions acquired during the patient's receipt of healthcare services. The CMS regulation implementing this provision of PPACA prohibits states from making payments to providers under the Medicaid program for conditions that are deemed to be reasonably preventable. It uses Medicare's list of preventable conditions in inpatient hospital settings as the base (adjusted for the differences in the Medicare and Medicaid populations) and provides states the flexibility to identify additional preventable conditions and settings for which Medicaid payment will be denied.

•

Value-Based Purchasing.  PPACA requires the Secretary of HHS develop a plan to implement a VBP program for payments under the Medicare program for skilled nursing facilities and to submit a report containing the plan to Congress.  The intent of the provision is to potentially reconfigure how Medicare pays for healthcare services, moving the program towards rewarding better value, outcomes, and innovations, instead of volume.  According to the plan submitted to Congress in June 2012, the funding for the VBP program could come from payment withholds from poor-performing skilled nursing facilities or by holding back a portion of the base payment rate or the annual update for all skilled nursing facilities.  The scope of the VBP program is uncertain as to the full effect it would have upon skilled nursing facilities, but its funding or other provisions could negatively affect skilled nursing facilities.

•

Anti-Kickback Statute Amendments. PPACA amended the Anti-Kickback Statute so that (i) a claim that includes items or services violating the Anti-Kickback Statute also would constitute a false or fraudulent claim under the federal FCA and (ii) the intent required to violate the Anti-Kickback Statute is lowered such that a person need not have actual knowledge or specific intent to violate the Anti-Kickback Statute in order for a violation to be deemed to have occurred. These modifications of the Anti-Kickback Statute could expose us to greater risk of inadvertent violations of the statute and to related liability under the federal FCA.

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

Leading Post-Acute Provider: We are a leading provider of post-acute care services.  We are the largest operator of skilled nursing facilities in the U.S. and also operate the second largest post-acute rehabilitation therapy services business in the U.S.  Our size allows us to realize economies of scale, purchasing power and increased operating efficiencies that are not available to smaller operators.  Our scale also positions us to take advantage of potential acquisition opportunities in the fragmented post-acute care industry and benefit from synergies not available to many potential acquirers.

Strong Geographic Density in Regional Markets:  We have developed geographic density in attractive markets with 64% of our total licensed skilled nursing beds located in nine states: California, Connecticut, Maryland, Massachusetts, New Hampshire, New Jersey, Pennsylvania, Texas and West Virginia.  Within these and other states, we seek to cluster our facilities to create a dense, localized footprint.   By clustering our facilities, we are able to provide a larger and more diverse number of clinical services within a regional market.  As a result, we are often the leading skilled nursing facility operator in many of the regional markets in which we operate, based on number of beds.  Strategically clustered facilities in single or contiguous markets also allow us to achieve lower operating costs through greater purchasing power and operating efficiencies, facilitate the development of strong relations with state and local regulators and provide us with the ability to coordinate sales and marketing strategies.  Our strong reputation and operating performance in regional markets also allows us to develop relationships with key referral sources, including hospitals and other managed care payors, which has led to an increase in the number of high-acuity patients that are referred to our facilities.

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

Key Partnerships and Relationships: We have partnered with hospitals in our local markets to enhance the coordination of patient care during and after a post-acute rehabilitation stay. The goal of these relationships is to provide quality care while lowering hospital readmission rates and reducing overall healthcare costs.  Further, these relationships allow us to manage patient outcomes and coordinate care once a patient leaves the acute care setting and enters one of our facilities.  We have also forged key relationships with managed care payors to better align quality goals and reimbursement, resulting in a more coordinated care approach that reduces hospital readmissions.  As an increasing number of patients gain access to health insurance through healthcare reform or move to managed Medicare and Medicaid programs, we are poised to capture additional market share as managed care companies look to match quality patient care with a cost efficient setting.

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

Government Regulation

General

Healthcare is an area of extensive and frequent regulatory change. Changes in the law or new interpretations of existing laws may have a significant impact on our methods and costs of doing business.  Our subsidiaries that provide healthcare services are subject to federal, state and local laws relating to, among other things, licensure, delivery, quality and adequacy of care, physical plant requirements, life safety, personnel and operating policies.  In addition, our provider subsidiaries are subject to federal and state laws that govern billing and reimbursement, relationships with vendors and business relationships with physicians.  Such laws include the Anti-Kickback Statue, the FCA, the Stark Law and state corporate practice of medicine statutes.

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

In the ordinary course of business, we are subject from time to time to inquiries, investigations and audits by federal and state agencies related to compliance with participation and payment rules under government payment programs. These inquiries may originate from the HHS Office of the Inspector General (OIG) audits, state Medicaid agencies, local and state ombudsman offices and CMS Recovery Audit Contractors, among other agencies. We believe that the regulatory environment surrounding the healthcare industry subjects providers to intense scrutiny.  Federal and state governments continue to impose citations for regulatory deficiencies and other regulatory penalties, including demands for refund of overpayments, expanded CMPs that extend over long periods of time and date back to incidents long before surveyor visits, Medicare and Medicaid payment bans and terminations from the Medicare and Medicaid programs. We vigorously contest these matters where appropriate; however, there are significant legal and other expenses involved that consume our financial and personnel resources. Expansion of enforcement activity could adversely affect our business, financial condition or results of operations.

Quality of Care Measures

In 2008, CMS created the Five-Star Quality Rating System (the Star Ratings) to help consumers, families and caregivers compare skilled nursing facilities and choose providers more easily.  Skilled nursing facilities are rated from one to five stars based on three components: survey results over the past three years, quality measure calculations and staffing data. Each of the components receives star rankings as well. Skilled nursing facilities with five stars are considered to have much above average quality and skilled nursing facilities with one star are considered to have quality much below average. Families are increasingly consulting the Star Ratings prior to placing a family member in a skilled nursing facility and hospital referral partners are increasingly narrowing their panels of skilled nursing facilities to include only those with at least a three-star overall rating. However, CMS has acknowledged that there are limitations in using the Star Ratings to make inferences about nursing center quality, including (i) variations by state in survey processes, (ii) the use of a single two-week snapshot for the staffing rating and (iii) quality measures do not represent all aspects of care that could be important to consumers.  The foundation of the Star Rating is the annual survey.  Survey results carry forward three years with the most recent survey weighted 50% while older surveys are weighted 33% and 17%, respectively.

The table below summarizes the Star Rating given to our skilled nursing facilities:

Year ended
December 31, 2016
Number of skilled nursing facilities	473
Number of 3, 4 and 5-Star skilled nursing facilities	243
Percentage of 3, 4 and 5-Star skilled nursing facilities	51%

We strive to provide quality care and to achieve higher Star Ratings.  Our performance on Star Ratings has been negatively impacted by: (i) CMS changing its Star Rating scoring methodology in 2015 and introduction of new quality measures in 2016 resulting in many skilled nursing facilities (for both us and third parties) experiencing lower quality measure ratings, resulting in a decrease in Star Ratings; and (ii) the acquisition of Skilled Healthcare Group, Inc., whose skilled nursing facilities generally had poorer than average Star Ratings.

Civil and Criminal Fraud and Abuse Laws and Enforcement

Federal and state healthcare fraud and abuse laws regulate both the provision of services to government program beneficiaries and the methods and requirements for submitting claims for services rendered to such beneficiaries. Under these laws, individuals and organizations can be penalized for submitting claims for services that are not provided; that have been inadequately provided; billed in an incorrect manner, intentionally or accidentally, or other than as actually provided; not medically necessary; provided by an improper person; accompanied by an illegal inducement to utilize or refrain from utilizing a service or product; or billed or coded in a manner that does not otherwise comply with applicable governmental requirements. Penalties also may be imposed for violation of anti-kickback and patient referral laws.

Federal and state governments have a range of criminal, civil and administrative sanctions available to penalize and remediate healthcare fraud and abuse, including exclusion of the provider from participation in the Medicare and Medicaid programs, imposition of civil and criminal fines, suspension of payments and, in the case of individuals, imprisonment.

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

Anti-Kickback Statute

Federal law commonly referred to as the Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of anything of value, directly or indirectly, in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by a federal healthcare program such as Medicare or Medicaid. Violation of the Anti-Kickback Statute is a felony, and sanctions for each violation include imprisonment of up to five years, significant criminal fines, significant CMPs plus three times the amount claimed or three times the remuneration offered, and exclusion from federal healthcare programs (including Medicare and Medicaid). Additionally, violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA.  Many states have adopted similar prohibitions against kickbacks and other practices that are intended to induce referrals applicable to all payors.

We are required under the Medicare requirements for participation and some state licensing laws to contract with numerous healthcare providers and practitioners, including physicians, hospitals and hospice agencies and to arrange for these individuals or entities to provide services to our residents and patients. In addition, we have contracts with other suppliers, including pharmacies, laboratories, x-ray companies, ambulance services and medical equipment companies. Some of these individuals or entities may refer, or be in a position to refer, patients to us, and we may refer, or be in a position to refer, patients to these individuals or entities. Certain safe harbor provisions have been created so that although a relationship could potentially implicate the federal anti-kickback statute, it would not be treated as an offense under the statute. We attempt to structure these arrangements in a manner that falls within one of the safe harbors. Some of these arrangements may not ultimately satisfy the applicable safe harbor requirements, but failure to meet the safe harbor does not necessarily mean an arrangement is illegal.

We believe that our arrangements with providers, practitioners and suppliers are in compliance with the Anti-Kickback Statute and similar state laws. However, if any of our arrangements with third parties were to be challenged and found to be in violation of the Anti-Kickback Statute, we could be required to repay any amounts we received, subject to criminal penalties, and we could be excluded from participating in federal and state healthcare programs such as Medicare and Medicaid. The occurrence of any of these events could significantly harm our business, financial condition or results of operations.

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

If an entity violates the Stark Law, it could be subject to significant civil penalties. The entity also may be excluded from participating in federal and state healthcare programs, including Medicare and Medicaid. If the Stark Law were found to apply to our relationships with referring physicians and no exception under the Stark Law were available, we would be required to restructure these relationships or refuse to accept referrals for designated health services from these physicians. If we were found to have submitted claims to Medicare or Medicaid for services provided pursuant to a referral prohibited by the Stark Law, we would be required to repay any amounts we received from Medicare or Medicaid for those services and could be subject to CMPs. Further, we could be excluded from participating in Medicare and Medicaid and other federal and state healthcare programs. If we were required to repay any amounts to Medicare or Medicaid, subjected to fines, or excluded from the Medicare and Medicaid Programs, our business, financial condition or results of operations would be harmed significantly.

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

Many states have physician relationship and referral statutes that are similar to the Stark Law. These laws generally apply regardless of the payor. We believe that our operations are structured to comply with the Stark Law and applicable state laws with respect to physician relationships and referrals. However, any finding that we are not in compliance with these laws could require us to change our operations or could subject us to penalties. This, in turn, could significantly harm our business, financial condition or results of operations.

False Claims Act

Federal and state laws prohibit the submission of false claims and other acts that are considered fraudulent, wasteful or abusive. Under the federal FCA, actions against a provider can be initiated by the federal government or by a private party on behalf of the federal government. These private parties, who are often referred to as “qui tam relators” or “relators,” are entitled to share in any amounts recovered by the government. Both direct enforcement activity by the government and qui tam relator actions have increased significantly in recent years. The use of private enforcement actions against healthcare providers has increased dramatically, in part because the relators are entitled to share in a portion of any settlement or judgment.

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

Because we submit thousands of claims to Medicare each year, and there is a relatively long statute of limitations under the FCA, there is a risk that intentional, or even negligent or recklessly submitted claims that prove to be incorrect, or even billing errors, cost reporting errors or lapses in statutory or regulatory compliance with regard to the provision of healthcare services (including, without limitation the Anti-Kickback Statue and the federal self-referral law discussed above), could result in significant civil or criminal penalties against us. For example, see Note 21, "Commitment and Contingencies - Legal Proceedings," for information regarding matters in which the government is pursuing, or has expressed an intent to pursue, legal remedies against us under the FCA and similar state laws.

We believe that our operations comply with the FCA and similar state laws. However, if our claims practices were challenged and found to violate the applicable laws, any finding that we are not in compliance with these laws could require us to change our operations or could subject us to penalties or make us ineligible to participate in certain government funded healthcare programs, which could in turn significantly harm our business, financial condition or results of operations.

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

HIPAA's security standards were designed to protect specified information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure.  These standards have had and are expected to continue to have a significant impact on the healthcare industry because they impose extensive requirements and restrictions on the use and disclosure of identifiable patient information.  In addition, HIPAA established uniform standards governing the conduct of certain electronic healthcare transactions and protecting the privacy and security of certain individually identifiable health information.

The Health Information Technology for Clinical Health Act of 2009 (HITECH Act) expanded the requirements and noncompliance penalties under HIPAA and require correspondingly intensive compliance efforts by companies such as ours, including self-disclosures of breaches of unsecured health information to affected patients, federal officials, and, in some cases, the media.  These laws make unauthorized employee access illegal and subject to self-disclosure and penalties.  Other states may adopt similar or more extensive breach notice and privacy requirements. Compliance with these regulations could require us to make significant investments of money and other resources. We believe that we are in substantial compliance with applicable state and federal regulations relating to privacy and security of patient information. However, if we fail to comply with the applicable regulations, we could be subject to significant penalties and other adverse consequences.

Certificates of Need (CON) and Other Regulatory Matters

There are CON programs in 34 states and the District of Columbia.  We are required in these jurisdictions to obtain CON approval or exemption prior to certain changes including without limitation, change in ownership, capital expenditures over certain limits, development of a new facility or expansion of services of an existing facility or service in order to control overdevelopment of healthcare projects. Certain states that do not have CON programs may have other laws or regulations that limit or restrict the development or expansion of healthcare projects. In the event we choose to develop or expand the operations of our subsidiaries, the development or expansion could be affected adversely by the inability to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.  Failure to comply with state requirements with CON or other regulations that address development or expansion of services could adversely affect the progress or completion of a healthcare project.

State Operating License Requirements

We are required to obtain state licenses, certificates or permits to operate each of our nursing facilities. Many states require similar licenses or certificates for assisted/senior living facilities, and some states require a license to operate outpatient agencies. Medicare requires compliance with applicable state laws as a requirement of participation.  In addition, healthcare professionals and practitioners are required to be licensed in most states. We take measures to ensure that our healthcare professionals are properly licensed and participate in required continuing education programs. We believe that our operating companies and personnel that provide these services have all required licenses or certifications necessary for our current operations. Failure to obtain, maintain or renew a required license, permit or certification could adversely affect our ability to bill for services or operate in the ordinary course.

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

We seek to compete effectively in each market by establishing a reputation within the local community for quality of care, attractive and comfortable facilities, and providing specialized healthcare with an emphasized focus on high-acuity patients. Programs targeting high-acuity patients, including our PowerBack Rehabilitation facilities, generally have a higher staffing level per patient than our other inpatient facilities and compete more directly with IRFs and LTAC hospitals, in addition to other skilled nursing facilities. We believe that the average cost to a third-party payor for the treatment of our typical high-acuity patient is lower if that patient is treated in one of our skilled nursing facilities than if that same patient were to be treated in an IRF or LTAC hospital.

Our other services, such as assisted/senior living facilities and rehabilitation therapy provided to third-party facilities, also compete with local, regional, and national companies. The primary competitive factors in these businesses are similar to those for our skilled nursing facilities and include reputation, cost to provide the services, quality of clinical services, responsiveness to patient/resident needs, location and the ability to provide support in other areas such as information management and patient recordkeeping.

Increased competition could limit our ability to attract and retain patients, attract and retain employees or to expand our business. Some of our competitors have greater financial and other resources than we have, may have greater brand recognition and may be more established in their respective communities than we are. Competing companies may also offer newer facilities or different programs or services than we do and may as a result be more attractive to our current patients, to potential patients and to referral sources.

Employees and Labor Relations

As of December 31, 2016, we employed an aggregate of approximately 82,000 active employees as follows:  56,000 in our inpatient services segment, 18,200 (primarily therapists) in our rehabilitation therapy segment, and 7,800 in our all other services segment, which includes our administrative services subsidiary.

Our most significant operating cost is labor, which accounted for approximately 69% of our operating expenses from continuing operations for the year ended December 31, 2016.   We seek to manage our labor costs by improving staffing retention, maintaining competitive labor rates, and reducing reliance on overtime compensation and temporary staffing services.

As of December 31, 2016, we had 102 collective bargaining agreements with unions covering approximately 8,800 active employees at our skilled nursing facilities. We consider our relationship with our employees to be good.

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

Insurance

We maintain a variety of types of insurance, including general and professional liability, workers' compensation,  fiduciary liability, property,  cyber/privacy liability, directors' and officers' liability, crime, boiler and machinery, automobile, employment practices liability and earthquake and flood. We believe that our insurance programs are adequate and where there has been a direct transfer of risk to the insurance carrier our risk is limited to the cost of the premium. We self-insure a significant portion of our potential liabilities for several risks, including certain types of general and professional liability, workers’ compensation and health benefits. To the extent our insurance coverage is insufficient or unavailable to cover losses that would otherwise be insurable, or to the extent that our estimates of anticipated liabilities that we self-insure are significantly lower than the actual self-insured liabilities that we incur, our business, financial condition or results of operations could be materially and adversely affected.  For additional information regarding our insurance programs, see Note 21, “Commitments and Contingencies – Loss Reserves for Certain Self-Insured Programs,” in the financial statements included elsewhere in this report.

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

In our role as owner of subsidiaries which operate our facilities (including our leased facilities), we also may be required to investigate and remediate hazardous substances that are located on the property, including any such substances that may have migrated off, or discharged or transported from the property. Part of our operations involves the handling, use, storage, transportation, disposal and/or discharge of hazardous, infectious, toxic, flammable and other hazardous materials, wastes, pollutants or contaminants. These activities may result in damage to individuals, property or the environment; may interrupt operations and/or increase costs; may result in legal liability, damages, injunctions or fines; may result in investigations, administrative proceedings, penalties or other governmental agency actions; and may not be covered by insurance. We believe that we are in material compliance with applicable environmental and occupational health and safety requirements. However, there can be no assurance that we will not incur environmental liabilities in the future, and such liabilities may result in material adverse consequences to our business, financial condition or results of operations.

Customers

No individual customer or client accounts for a significant portion of our revenue. We do not expect that the loss of a single customer or client would have a material adverse effect on our business, financial condition or results of operations.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition, results of operations or liquidity in future periods.  We operate in a rapidly changing and highly regulated environment that involves a number of risks and uncertainties, some of which are highlighted below and others are discussed elsewhere in this report.  These risks and uncertainties could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. The following risk factors are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as employment relations, natural disasters, general economic conditions and geopolitical events. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, results of operations, liquidity and stock price.

Risks Related to Reimbursement and Regulation of our Business

Reductions in Medicare reimbursement rates, or changes in the rules governing the Medicare program could have a material adverse effect on our revenues, financial condition and results of operations.

We receive a significant portion of our revenue from Medicare, which accounted for 24% of our consolidated revenue during 2016 and 26% in 2015.  In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of our rehabilitation therapy services customers, are themselves reimbursed by Medicare for the services we provide. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, our business and results of operations will be adversely affected.

The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services.  Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins. For example, due to the federal sequestration, an automatic 2% reduction in Medicare spending took effect beginning in April 2013.  Subsequent actions by Congress extended sequestration through 2023.

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

Among the important changes in statute that are being implemented by CMS include provisions of the IMPACT Act. This law imposes a stringent timeline for implementing benchmark quality measures and data metrics across post-acute care providers (Long Stay Hospitals, IRFs, Skilled Nursing Facilities and Home Health Agencies). The enactment also mandates specific actions to design a unified payment methodology for post-acute providers. CMS is in the process of promulgating regulations to implement provisions of this enactment. Depending on the final details, the costs of implementation could be significant. The failure to meet implementation requirements could expose providers to fines and payment reductions.

Reductions in reimbursement rates or the scope of services being reimbursed could have a material, adverse effect on our revenue, financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating costs. Additionally, any delay or default by the federal or state governments in making Medicare reimbursement payments could materially and adversely affect our business, financial condition and results of operations.

Reductions in Medicaid reimbursement rates or changes in the rules governing the Medicaid program could have a material, adverse effect on our revenues, financial condition and results of operations.

A significant portion of reimbursement for long-term care services comes from Medicaid, a joint Federal-State program purchasing healthcare services for the low income and indigent, and individuals whose medical expenses are such that they are deemed medically needed. Under broad federal criteria, states establish rules for eligibility, services and payment.  Medicaid is our largest source of revenue, accounting for 55% of our consolidated revenue during 2016 and 53% in 2015.  Medicaid is a state-administered program financed by both state funds and matching federal funds.

Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending.  We expect these state and federal efforts to continue for the foreseeable future. The Medicaid program and its reimbursement rates and rules are subject to frequent change at both the federal and state-by-state level. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which our services are reimbursed by state Medicaid plans. To generate funds to pay for the increasing costs of the Medicaid program, many states utilize financial arrangements commonly referred to as provider taxes. Under provider tax arrangements, states collect taxes from healthcare providers and then use the revenue to pay the providers as a Medicaid expenditure, which allows the states to then claim additional federal matching funds on the additional reimbursements. Current federal law provides for a cap on the maximum allowable provider tax as a percentage of the provider's total revenue. There can be no assurance that federal law will continue to provide matching federal funds on state Medicaid expenditures funded through provider taxes, or that the current caps on provider taxes will not be reduced. Any discontinuance or reduction in federal matching of provider tax-related Medicaid expenditures could have a significant and adverse effect on states' Medicaid expenditures, and as a result could have a material and adverse effect on our business, financial condition or results of operations.

Reforms to the U.S. healthcare system have imposed new requirements upon us.

PPACA and the Health Care and Education Reconciliation Act of 2010 (the Reconciliation Act) included sweeping changes to how healthcare is paid for and furnished in the U.S. It has imposed new obligations on skilled nursing facilities, requiring them to disclose information regarding ownership, expenditures and certain other information. Moreover, the law requires skilled nursing facilities to electronically submit verifiable data on direct care staffing. CMS rules implementing these reporting requirements became effective on July 1, 2016.

To address potential fraud and abuse in federal healthcare programs, including Medicare and Medicaid, PPACA includes provider screening and enhanced oversight periods for new providers and suppliers, as well as enhanced penalties for submitting false claims. It also provides funding for enhanced anti-fraud activities. PPACA imposes an enrollment moratoria in elevated risk areas by requiring providers and suppliers to establish compliance programs. PPACA also provides the federal government with expanded authority to suspend payment if a provider is investigated for allegations or issues of fraud. PPACA provides that Medicare and Medicaid payments may be suspended pending a “credible investigation of fraud,” unless the Secretary of HHS determines that good cause exists not to suspend payments. To the extent the Secretary applies this suspension of payments provision to one of our affiliated facilities for allegations of fraud, such a suspension could adversely affect our results of operations.

PPACA gave authority to the HHS to establish, test and evaluate alternative payment methodologies for Medicare services. Various payment and services models have been developed by the Centers for Medicare and Medicaid Innovations. Current models provide incentives for providers to coordinate patient care across the continuum and to be jointly accountable for an entire episode of care centered around a hospitalization.

PPACA attempts to improve the healthcare delivery system through incentives to enhance quality, improve beneficiary outcomes and increase value of care. One of these key delivery system reforms is the encouragement of ACOs, which will facilitate coordination and cooperation among providers to improve the quality of care for Medicare beneficiaries and reduce unnecessary costs. Participating ACOs that meet specified quality performance standards will be eligible to receive a share of any savings if the actual per capita expenditures of their assigned Medicare beneficiaries are a sufficient percentage below their specified benchmark amount. Quality performance standards will include measures in such categories as clinical processes and outcomes of care, patient experience and utilization of services.  Initiatives by managed care payors, conveners and referring acute care hospital systems to reduce lengths of stay and avoidable hospital readmissions and to divert referrals to home health or other community-based care settings may have an adverse impact on our census and length of stays.  It is not currently possible to project if the impact of these initiatives will be temporary or permanent.

In addition, PPACA required HHS to develop a plan to implement a value-based purchasing program for Medicare payments to skilled nursing facilities. HHS delivered a report to Congress outlining its plans for implementing this value-based purchasing program. Based in part on the findings of the demonstration project, Congress as part of PAMA enacted legislation directing CMS to implement a value-based purchasing requirement for skilled nursing facilities to be effective in 2018. Under this legislation, HHS was required to develop by October 1, 2016 measures and performance standards regarding preventable hospital readmissions from skilled nursing facilities.  Beginning October 1, 2018, HHS will withhold 2% of Medicare payments from all skilled nursing facilities and distribute this pool of payment to skilled nursing facilities as incentive payments for preventing readmissions to hospitals.  Measurement requirements were published in final fiscal year 2016 skilled nursing facility PPS rules released in late August 2015.  In addition to the requirements that are being implemented, legislation is pending in Congress to broaden the value-based purchasing requirements featuring a payment withholding designed to fund the program across all post-acute services.  We are unable to determine the degree to which our participation in innovative “pay for value” programs with other providers of service will affect our financial results versus traditional business models for the long-term care industry.

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

Our business may be materially impacted if certain aspects of PPACA are amended, repealed, or successfully challenged.

A number of lawsuits have been filed challenging various aspects of PPACA and related regulations. In addition, the efficacy of PPACA is the subject of much debate among members of Congress and the public. The recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy that could significantly impact our business and the health care industry. In the event that legal challenges are successful or PPACA is repealed or materially amended, particularly any elements of PPACA that are beneficial to our business or that cause changes in the health insurance industry, including reimbursement and coverage by private, Medicare or Medicaid payers, our business, operating results and financial condition could be harmed. While it is not possible to predict whether and when any such changes will occur, specific proposals discussed during and after the election, including a repeal or material amendment of PPACA, could harm our business, operating results and financial condition. In addition, even if PPACA is not amended or repealed, the President and the executive branch of the federal government have a significant influence on the implementation of the provisions of PPACA, and the new administration could make changes impacting the implementation and enforcement of PPACA, which could harm our business, operating results and financial condition. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.  PPACA significantly expanded Medicaid and it provided states incentives for broadening coverage beyond the traditional Medicaid program assisting eligible aged, blind and disabled individuals. Major Medicaid policy revisions under consideration could potentially alter fundamental structure of the Medicaid program; such revisions could be significantly challenging with the potential of undermining funding adequacy and essential coverage requirements.

Revenue we receive from Medicare and Medicaid is subject to potential retroactive reduction.

Payments we receive from Medicare and Medicaid can be retroactively adjusted after examination during the claims settlement process or as a result of post-payment audits. Payors may disallow our requests for reimbursement, or recoup amounts previously reimbursed, based on determinations by the payors or their third-party audit contractors that certain costs are not reimbursable because either adequate or additional documentation was not provided or because certain services were not covered or deemed to not be medically necessary. Significant adjustments, recoupments or repayments of our Medicare or Medicaid revenue, and the costs associated with complying with investigative audits by regulatory and governmental authorities, could adversely affect our business, financial condition or results of operations.

Additionally, from time to time we become aware, either based on information provided by third parties and/or the results of internal audits, of payments from payor sources that were either wholly or partially in excess of the amount that we should have been paid for the service provided.  Overpayments may result from a variety of factors, including insufficient documentation supporting the services rendered or medical necessity of the services, other failures to document the satisfaction of the necessary requirements for payment, or in some cases for providing services that are deemed to be worthless. We are required by law in most instances to refund the full amount of the overpayment after becoming aware of it, and failure to do so within requisite time limits imposed by the law could lead to significant fines and penalties being imposed on us. Furthermore, our initial billing of and payments for services that are unsupported by the requisite documentation and satisfaction of any other requirements for payment, regardless of our awareness of the failure at the time of the billing or payment, could expose us to significant fines and penalties, including pursuant to the FCA and the Federal Civil Monetary Penalties Law (FCMPL).  Violations of the FCA could lead to any combination of a variety of criminal, civil and administrative fines and penalties.  The FCA provides for civil fines ranging from $5,500 to $11,000 per claim plus treble damages.  The FCMPL similarly provides for CMPs of up to $10,000 per claim plus up to treble damages.  We and/or certain of our operating companies could also be subject to exclusion from participation in the Medicare or Medicaid programs in some circumstances as well, in addition to any monetary or other fines, penalties or sanctions that we may incur under applicable federal and/or state law.  Our repayment of any such amounts, as well as any fines, penalties or other sanctions that we may incur, could be significant and could have a material and adverse effect on our business, financial condition or results of operations.

From time to time we are also involved in various external governmental investigations, audits and reviews. Reviews, audits and investigations of this sort can lead to government actions, which can result in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. For example, the OIG conducts a variety of routine, regular and special investigations, audits and reviews across our industry. Failure to comply with applicable laws, regulations and rules could have a material and adverse effect on our business, financial condition or results of operations. Furthermore, becoming subject to these governmental investigations, audits and reviews can also require us to incur significant legal and document production expenses as we cooperate with the government authorities, regardless of whether the particular investigation, audit or review leads to the identification of underlying issues. For example, as discussed under “Agreement in Principle on Financial Terms of a Settlement” in Note 21, “Commitments and Contingencies - Legal Proceedings,” in the notes to the consolidated financial statements included elsewhere in this report, in July 2016, we and the U.S. Department of Justice (the DOJ) reached an agreement in principle on the financial terms of a settlement regarding four matters arising out of the activities of Skilled or Sun Healthcare prior to their operations becoming part of our operations (collectively, the Successor Matters).  The four matters are: the Creekside Hospice Litigation, the Therapy Matters Investigation, the Staffing Matters Investigation and the SunDance Part B Therapy Matter.  We have agreed to the settlement in principle in order to resolve the allegations underlying the Successor Matters and to avoid the uncertainty and expense of litigation.  Based on the agreement in principle and in anticipation of the execution of final agreements and payment of a settlement amount of $52.7 million (the Settlement Amount).  We expect to remit the Settlement Amount to the government over a period of five (5) years, once the agreement has been fully documented.  The agreement in principle is subject to negotiation, completion and execution of appropriate implementing agreements, including a settlement agreement or agreements, and the final approval of the respective parties.  There can be no assurance that we will enter into a final settlement agreement with the DOJ.

Recently enacted changes in Medicare reimbursements for physician and non-physician services could impact reimbursement for medical professionals. Moreover,  payment caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary may negatively affect our results of operations.

The Medicare Access and CHIP Reauthorization Act revised the payment system for physician and non-physician services. Section 1 of that law, the sustainable growth rate repeal and Medicare Provider Payment Modernization will impact payment provisions for medical professional services. That enactment also extended for two years provisions that permit an exceptions process from therapy caps imposed on Medicare Part B outpatient therapy. There is a combined cap for PT and SLP and a separate cap for OT services that apply subject to certain exceptions. The discontinuation or change in the current cap exception process or future modifications of the Medicare Part B cap structure could have an adverse effect on the revenue that we generate through our rehabilitation therapy business.  This could in turn have a negative effect on our business, financial condition or results of operations.

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

In the ordinary course of our business, we are subject regularly to inquiries, investigations, and audits by federal and state agencies that oversee applicable healthcare program participation and payment regulations. Audits may include enhanced medical necessity reviews pursuant to the Medicare, Medicaid, and the SCHIP Extension Act of 2007 (the SCHIP Extension Act) and audits under the CMS Recovery Audit Contractor (RAC) program

We believe that the regulatory environment surrounding most segments of the healthcare industry remains intense. Federal and state governments continue to impose intensive enforcement policies resulting in a significant number of inspections, citations of regulatory deficiencies, and other regulatory penalties, including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, and CMPs. These enforcement policies, along with the costs incurred to respond to and defend reviews, audits, and investigations, could have a material adverse effect on our business, financial position, results of operations, and liquidity. We vigorously contest such penalties where appropriate; however, these cases can involve significant legal and other expenses and consume our resources.

Section 1877 of the Social Security Act, commonly known as the “Stark Law,” provides that a physician may not refer a Medicare or Medicaid patient for a “designated health service” to an entity with which the physician or an immediate family member has a financial relationship unless the financial arrangement meets an exception under the Stark Law or its regulations. Designated health services include inpatient and outpatient hospital services, physical, occupational, and speech therapy, durable medical equipment, prosthetics, orthotics and supplies, diagnostic imaging, enteral and parenteral feeding and supplies, home health services, and clinical laboratory services. Under the Stark Law, a “financial relationship” is defined as an ownership or investment interest or a compensation arrangement. If such a financial relationship exists and does not meet a Stark Law exception, the entity is prohibited from submitting or claiming payment under the Medicare or Medicaid programs or from collecting from the patient or other payor. Many of the compensation arrangements exceptions permit referrals if, among other things, the arrangement is set forth in a written agreement signed by the parties, the compensation to be paid is set in advance, is consistent with fair market value and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties. Exceptions may have other requirements. Any funds collected for an item or service resulting from a referral that violates the Stark Law must be repaid to Medicare or Medicaid, any other third-party payor, and the patient. In addition, a CMP of up to $15,000 for each service may be imposed for presenting or causing to be presented, a claim for a service rendered in violation of the Stark Law. Many states have enacted healthcare provider referral laws that go beyond physician self-referrals or apply to a greater range of services than just the designated health services under the Stark Law.

The Anti-Kickback Statute, Section 1128B of the Social Security Act (the Anti-Kickback Statute) prohibits the knowing and willful offer, payment, solicitation, or receipt of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce the referral of an individual, in return for recommending, or to arrange for, the referral of an individual for any item or service payable under any federal healthcare program, including Medicare or Medicaid. The OIG has issued regulations that create “safe harbors” for certain conduct and business relationships that are deemed protected under the Anti-Kickback Statute. In order to receive safe harbor protection, all of the requirements of a safe harbor must be met. The fact that a given business arrangement does not fall within one of these safe harbors, however, does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria, if investigated, will be evaluated based upon all facts and circumstances and risk increased scrutiny and possible sanctions by enforcement authorities. The Anti-Kickback Statute is a criminal statute, with penalties of up to $25,000, up to five years in prison, or both. The OIG can pursue a civil claim for violation of the Anti-Kickback Statute under the CMP Statute of up to $50,000 per claim and up to three times the amount received from the government for the items or services. We believe that business practices of providers and financial relationships between providers have become subject to increased scrutiny as healthcare reform efforts continue on the federal and state levels. State Medicaid programs are required to enact an anti-kickback statute. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients regardless of the source of payment for the care.

The DOJ may bring an action under the FCA, alleging that a healthcare provider has defrauded the government by submitting a claim for items or services not rendered as claimed, which may include coding errors, billing for services not provided, and submitting false or erroneous cost reports. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. The FCA clarifies that if an item or service is provided in violation of the Anti-Kickback Statute, the claim submitted for those items or services is a false claim that may be prosecuted under the FCA as a false claim.  CMPs under the FCA are between $5,500 and $11,000 for each claim and up to three times of the amount claimed. Under the qui tam or “whistleblower” provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government’s recovery. Due to these whistleblower incentives, lawsuits have become more frequent.

In addition to the penalties described above, if we violate any of these laws, we may be excluded from participation in federal and/or state healthcare programs. These fraud and abuse laws and regulations are complex, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. While we do not believe we are in violation of these prohibitions, we cannot assure you that governmental officials charged with the responsibility for enforcing these prohibitions will not assert that we are violating the provisions of such laws and regulations.

We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, the intensity of federal and state enforcement actions or the extent and size of any potential sanctions, fines or penalties. Changes in the regulatory framework, our failure to obtain or renew required regulatory approvals or licenses or to comply with applicable regulatory requirements, the suspension or revocation of our licenses or our disqualification from participation in federal and state reimbursement programs, or the imposition of other enforcement sanctions, fines or penalties could have a material adverse effect upon our business, financial condition or results of operations. Furthermore, should we lose licenses or certifications for a number of our facilities or other businesses as a result of regulatory action, legal proceedings such as those described in Note 21, “Commitments and Contingencies-Legal Proceedings,” or otherwise, we could be deemed to be in default under some of our agreements, including agreements governing outstanding indebtedness and the report of such issues at one of our facilities could harm our reputation for quality care and lead to a reduction in our patient referrals and ultimately our revenue and operating income.

Our physician services operations are subject to corporate practice of medicine laws and regulations. Our failure to comply with these laws and regulations could have a material adverse effect on our business and operations.

One line of our business that we continue to develop is physician services.  Certain states have laws and regulations prohibiting the corporate practice of medicine and fee-splitting, which generally prohibit business entities from owning or controlling medical practices or may limit the ability of clinical professionals to share professional service income with non-professional or business interests. These requirements may vary significantly from state to state.  Compliance with applicable regulations may cause us to incur expenses that we have not anticipated, and if we are unable to comply with these additional legal requirements, we may incur liability, which could have a material adverse effect on our business, financial condition or results of operations.

We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits could have adverse findings that may negatively affect our business, including our results of operations, liquidity,  financial condition and reputation.

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

We have now and will for the foreseeable future continue to have a significant amount of indebtedness. At December 31, 2016, our total indebtedness was approximately $1,171.1 million, net of debt issuance costs.  Our substantial indebtedness could have important consequences. For example, it could:

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

If we are unable to extend (or refinance, as applicable) any of our maturing credit facilities prior to their scheduled maturity or accelerated maturity dates, our liquidity and financial condition will be adversely impacted. In addition, even if we are able to extend or refinance our maturing debt credit facilities, the terms of the new financing may be less favorable to us than the terms of the existing financing.

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

Our credit and leasing agreements contain various covenants, restrictions and events of default.  Among other things, these provisions require us to maintain certain financial ratios.  Breaches of these covenants could result in defaults under the instruments governing the applicable loans and leases, in addition to any other indebtedness or leases cross-defaulted against such instruments.  These defaults could have a material adverse impact on our business, results of operations and financial condition.

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

We have significant indebtedness in multiple instruments that bear interest at variable rates. Interest rate changes could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability. See Item 7.  “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources” and Item 7A.  “Quantitative and Qualitative Disclosures About Market Risk” for a description of the types and level of indebtedness.

Significant legal actions, which are commonplace in our industry, could subject us to increased operating costs, which would materially and adversely affect our results of operations, liquidity,  financial condition and reputation.

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

We also may be subject to lawsuits under the FCA and comparable state laws for submitting allegedly fraudulent or otherwise inappropriate bills for services to the Medicare and Medicaid programs. These lawsuits, which may be initiated by government authorities as well as private party relators, can involve significant monetary damages, fines, attorney fees and the award of bounties to private plaintiffs who successfully bring these suits, as well as to the government programs. In recent years, government oversight and law enforcement have become increasingly active and aggressive in investigating and taking legal action against potential fraud and abuse. See Note 21, “Commitments and Contingencies-Legal Proceedings,” in the notes to the consolidated financial statements included elsewhere in this report for pending litigation and investigations which, based upon information currently available, could have a potentially material adverse effect on our results of operations, liquidity and financial condition.

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

Testing and maintaining our internal control over financial reporting can be expensive and divert our management's attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with applicable law, or our independent registered public accounting firm may not be able or willing to issue an unqualified attestation report if we conclude that our internal control over financial reporting is not effective. See Item 9A.  "Controls and Procedures—Management's Report on Internal Control over Financial Reporting," for management’s disclosure on its responsibility for establishing and maintaining adequate internal controls.

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

Our revenue is affected by our ability to attract a favorable patient acuity mix and by our mix of payment sources. Changes in the type of patients we attract, as well as our payor mix among private payors, managed care companies, Medicare (both traditional Medicare and "managed" Medicare/Medicare Advantage) and Medicaid significantly affect our profitability because not all payors reimburse us at the same rates. Particularly, if we fail to maintain our proportion of high-acuity patients or if there is any significant increase in the percentage of our population for which we receive Medicaid reimbursement, our financial position, results of operations and liquidity may be adversely affected. Furthermore, in recent periods we have continued to see a shift from “traditional” fee-for-service Medicare patients to “managed” Medicare (Medicare Advantage) patients.  Reimbursement rates are generally lower for services provided to Medicare Advantage patients than they are for the same services provided to traditional fee-for-service Medicare patients.  This trend may continue in future periods.  Our financial results have been negatively affected by this shift to date.  Our financial results will continue to be negatively affected if the trend towards Medicare Advantage continues, and particularly if it accelerates.

Federal, state and local employment-related laws and regulations could increase our cost of doing business and subject us to significant back pay awards, fines and lawsuits.

Our operations are subject to a variety of federal, state and local employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, the Family Medical Leave Act, overtime pay, compensable time, recordkeeping and other working conditions, Title VII of the Civil Rights Act, the Employee Retirement Income Security Act, the Americans with Disabilities Act, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the Office of Civil Rights, regulations of the Department of Labor (DOL), regulations of state attorneys general, federal and state wage and hour laws, and a variety of similar laws enacted by the federal and state governments that govern these and other employment-related matters. Because labor represents such a large portion of our operating costs, compliance with these evolving federal and state laws and regulations could substantially increase our cost of doing business while failure to do so could subject us to significant back pay awards, fines and lawsuits. We are currently subject to employee-related claims in connection with our operations. These claims, lawsuits and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes. In addition, federal proposals to introduce a system of mandated health insurance and flexible work time and other similar initiatives could, if implemented, adversely affect our operations. Our failure to comply with federal and state employment-related laws and regulations could have a material adverse effect on our business, financial position, results of operations and liquidity.

It can be difficult to attract and retain qualified nurses, therapists, healthcare professionals and other key personnel, which, along with a growing number of minimum wage and compensation related regulations, can increase our costs related to these employees.

Our employees are our most important asset. We rely on our ability to attract and retain qualified nurses, therapists and other healthcare professionals. The market for these key personnel is highly competitive, and we could experience significant increases in our operating costs due to shortages in their availability. Like other healthcare providers, we have at times experienced difficulties in attracting and retaining qualified personnel, especially center executive directors, nurses, therapists, certified nurses' aides and other important healthcare personnel. We may continue to experience increases in our labor costs, primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel, and such increases may adversely affect our profitability. Furthermore, while we attempt to manage overall labor costs in the most efficient way, our efforts to manage them through wage freezes and similar means may have limited effectiveness and may lead to increased turnover and other challenges.

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

The DOL adopted final rule changes to the Fair Labor Standards Act that would increase the minimum salary threshold for employees exempt from overtime along with an automatic annual increase to this salary threshold.  A U.S. federal district court recently enjoined the DOL from implementing and enforcing these new rules, which were set to take effect on December 1, 2016.  The future of these new rules is uncertain but if these changes ultimately take effect, it could increase our cost of services provided.

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

In most of the states where we operate, our skilled nursing facilities are subject to state mandated staffing ratios that require minimum nursing hours of direct care per resident per day. Our ability to satisfy any minimum staffing requirements depends upon our ability to attract and retain qualified healthcare professionals, including nurses, certified nurse's assistants and other personnel. Attracting and retaining qualified personnel is difficult, given a tight labor market for these professionals in many of the markets in which we operate. Furthermore, if states do not appropriate additional funds (through Medicaid program appropriations or otherwise) sufficient to pay for any additional operating costs resulting from minimum staffing requirements, our profitability may be materially adversely affected.  Failure to comply with these requirements can, among other things, jeopardize a facility's compliance with the requirements for participation under relevant state and federal healthcare programs. In addition, if a facility is determined to be out of compliance with these requirements, it may be subject to a notice of deficiency, a citation, or a significant fine or litigation risk. Deficiencies (depending on the level) may also result in the suspension of patient admissions and/or the termination of Medicaid participation, or the suspension, revocation or nonrenewal of the skilled nursing facility's license. If the federal or state governments were to issue regulations which materially change the way compliance with the minimum staffing standard is calculated or enforced, our labor costs could increase and the current shortage of healthcare workers could impact us more significantly.

If we fail to attract patients and residents and to compete effectively with other healthcare providers, our revenue and profitability may decline and we may incur losses.

The healthcare services industry is highly competitive. Our skilled nursing facilities compete primarily on a local and regional basis with other skilled nursing facilities and with assisted/senior living facilities, from national and regional chains to smaller providers owning as few as a single facility. Competitors include other for-profit providers as well as non-profits, religiously-affiliated facilities, and government-owned facilities. We also compete under certain circumstances with inpatient rehabilitation facilities and long-term acute care hospitals. Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing facilities in the local market and the types of services available at those facilities, our local reputation for quality care of patients, the commitment and expertise of our caregivers, our local service offerings and treatment programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. If we are unable to attract patients, particularly high-acuity patients, to our facilities and agencies, our revenue and profitability will be adversely affected. Some of our competitors may have greater recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Competing long-term care companies may also offer newer facilities or different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current patients, potential patients and referral sources. Furthermore, while we budget for routine capital expenditures at our facilities to keep them competitive in their respective markets, to the extent that competitive forces cause those expenditures to increase in the future, our financial condition may be negatively affected.

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

If we do not achieve and maintain competitive quality of care ratings from CMS and private organizations engaged in similar monitoring activities, or if the frequency of CMS surveys and enforcement sanctions increases, our business may be negatively affected.

CMS, as well as certain private organizations engaged in similar monitoring activities, provides comparative data available to the public on its website, rating every skilled nursing facility operating in each state based upon quality-of-care indicators.  These quality-of-care indicators include such measures as percentages of patients with infections, bedsores and unplanned weight loss.  In addition, CMS has undertaken an initiative to increase Medicaid and Medicare survey and enforcement activities, to focus more survey and enforcement efforts on facilities with findings of substandard care or repeat violations of Medicaid and Medicare standards, and to require state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified.  We have found a correlation between negative Medicaid and Medicare surveys and the incidence of professional liability litigation.  From time to time, we experience a higher than normal number of negative survey findings in some of our affiliated facilities.

In December 2008, CMS introduced the Star Rankings to help consumers, their families and caregivers compare nursing homes more easily.  The Star Rankings give each nursing home a rating of between one and five stars in various categories.  In cases of acquisitions, the previous operator's clinical ratings are included in our overall Star Rankings.  The prior operator's results will impact our rating until we have sufficient clinical measurements subsequent to the acquisition date.  If we are unable to achieve quality of care ratings that are comparable or superior to those of our competitors, our ability to attract and retain patients could be adversely affected.

On February 20, 2015, CMS modified the Star Rankings for nursing homes to include the use of antipsychotics in calculating the star ratings, modified calculations for staffing levels and reflect higher standards for nursing homes to achieve a high rating on the quality measure dimension.  Since the standards for performance on quality measures are increasing, the number of our 4 and 5 star facilities could be reduced.  In addition, CMS announced proposals to adopt new standards that home health agencies must comply with in order to participate in the Medicare program, including the strengthening of patient rights and communication requirements that focus on patient well-being.

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

Skilled nursing facilities are required to bill Medicare on a consolidated basis for certain items and services that they furnish to patients and residents, regardless of the amount or costs of services that the patients and residents actually receive. The consolidated billing requirement essentially confers on the skilled nursing facility itself the Medicare billing responsibility for the entire package of care that its residents receive in these situations. Federal law also requires that post-hospitalization skilled nursing services be “bundled” into the hospital's Diagnostic Related Group (DRG) payment in certain diagnoses. Where this rule applies, the hospital and the skilled nursing facility must, in effect, divide the payment which otherwise would have been paid to the hospital alone for the patient's treatment, and no additional funds are paid by Medicare for skilled nursing care of the patient. This requirement may, in instances where it is applicable, have a negative effect on skilled nursing facility utilization/census and payments, either because hospitals may find it difficult to place patients in skilled nursing facilities which will not be paid as they previously were, or because hospitals are reluctant to discharge patients to skilled nursing facilities and lose a portion of the payment that the hospital would otherwise receive. This bundling requirement could be extended to more DRGs in the future, which could exacerbate the potentially negative impact on skilled nursing facility utilization/census and payments. As a result of the bundling requirements we may not be fully reimbursed for all services that a facility bills through consolidated billing, which could adversely affect our results of operations and financial condition.

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

Medicaid Manage Care for Long Term Care Services and Support (MLTSS) programs granted under waivers of the Social Security Act are currently being extended and or modified in some states with approval by CMS.  VBP programs are therefore being submitted by some states which may include changes from Any Willing Provider to programs that may exclude nursing home providers that do not score high enough under certain metrics thus causing a narrowing of network participation for some providers.  The narrowing of a skilled nursing facility’s participation in MTLSS would cause providers not to be able to accept Medicaid Managed Care enrollees into their facility until the facility meets the metrics standard as set by the state’s Medicaid program.

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

Our rehabilitation and other related healthcare services are also subject to delays in reimbursement, as we act as vendors to other providers who in turn must wait for reimbursement from other third-party payors. Each of these customers is therefore subject to the same potential delays to which our nursing homes are subject, meaning any such delays would further delay the date we would receive payment for the provision of our related healthcare services. To the extent we grow and expand the rehabilitation and other complementary services that we offer to third parties, these payment delays could have an increased adverse effect on our liquidity and financial condition. We may also experience delays in reimbursement related to change of ownership applications for our acquired facilities, as well as changes in fiscal intermediaries.

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

We face risks because of the number of facilities we lease.  As of December 31, 2016, we leased approximately 79% of our centers; 64% were leased pursuant to master lease agreements with six landlords.  The loss or deterioration of our relationship with any of such landlords may adversely affect our business.

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

Most of our lease agreements include average annual rent escalators ranging from 2.0% to 3.5%.  These escalators could impact our ability to satisfy certain obligations and covenants, specifically coverage ratios.  If the results of our operations do not increase at or above the escalator rates, it would place an additional burden on our results of operations, liquidity and financial position.

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

Goodwill and identifiable intangible assets comprise approximately 11% of our total assets. We review the carrying value of certain long-lived assets, finite-lived intangible assets and indefinite-lived intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period may be necessary, such as when the market value of our common stock is below book equity value. On an ongoing basis, we also evaluate, based upon the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If circumstances suggest that the recorded amounts of any of these assets cannot be recovered based upon estimated future cash flows, the carrying values of such assets are reduced to fair value. If the carrying value of any of these assets is impaired, we may incur a material charge to earnings.  See Note 19, “Asset Impairment Charges.”

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

As of December 31, 2016, approximately 8,800 of our 82,000 active employees were represented by unions and covered by collective bargaining agreements.  In addition, certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. We cannot predict the effect that continued union representation or future organizational activities will have on our business or future operations. There can be no assurance that we will not experience a material work stoppage in the future.

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

We depend on multiple information technology systems for the efficient functioning of our business. The software programs supporting these systems are licensed to us by independent software developers. Our inability or the inability of these developers to continue to maintain and upgrade these information systems and software programs could disrupt or reduce the efficiency of our operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations.  Furthermore, while we budget for changes and upgrades to our information technology systems that we anticipate needing over time, it is possible that we may underestimate the actual costs of those changes and upgrades.  Failure to make necessary changes and upgrades due to financial or other concerns could negatively impact the effectiveness of our information technology systems, as well as our operations and financial performance.

Additionally, we maintain information necessary to conduct our business, including confidential and proprietary information as well as personal information regarding our patients, employees and others with whom we do business, in digital form. Data maintained in digital form is subject to the risk of tampering, theft and unauthorized access. We develop and maintain systems to prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of tampering, theft and other unauthorized access cannot be eliminated entirely, and risks associated with each of these remain. If our information technology systems are compromised and personal or other protected information regarding patients, employees or others with whom we do business is stolen, tampered with or otherwise improperly accessed, our ability to conduct our business and our reputation may be impaired. If personal or other protected information of our patients, employees or others with whom we do business is tampered with, stolen or otherwise improperly accessed, we may incur significant costs to remediate possible injury to the affected persons, compensate the affected persons, pay any applicable fines, or take other action with respect to judicial or regulatory actions arising out of the incident, including under HIPAA or the HITECH Act, as applicable.

Risks Related to Ownership of Our Class A Common Stock

The conversion of debt securities into our common stock may dilute the ownership of existing stockholders.

We may, from time to time, issue debt securities convertible into our common stock. For example, in connection with a transaction with Welltower we issued a note, which is convertible into our common stock. See Note 4 – “Significant Transactions and Events – New Master Leases.” The conversion, if any, of such convertible debt may dilute the ownership interest of our existing stockholders. Any sales in the public market of the shares of common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the market price of our common stock. Issuance of such common stock upon conversion also may affect our earnings (loss) on a per share basis.

The holders of a majority of the voting power of Genesis’ common stock have entered into a voting agreement, and the voting group’s interests may conflict with the interests of other stockholders.

The holders of a majority of the voting power of our common stock have entered into a voting agreement governing the election of our directors.  These holders constitute a “group” (as such term is defined in Section 13(d) of the Exchange Act) controlling a majority of the voting power of our common stock (the Voting Group), and we therefore are a “controlled company.”  Our Class A common stock, Class B common stock and Class C common stock each have one vote per share. As of December 31, 2016, the Voting Group owned shares of common stock representing approximately 58% of the combined voting power of our outstanding common stock. Accordingly, the Voting Group will generally have the power to control the outcome of matters on which stockholders are entitled to vote. Such matters include the election and removal of directors, the adoption or amendment of our certificate of incorporation and bylaws, possible mergers, corporate control contests and significant transactions. Through its control of elections to our board of directors, the Voting Group may also have the ability to appoint or replace our senior management and cause us to issue additional shares of our common stock or repurchase common stock, declare dividends or take other actions. The Voting Group may make decisions regarding our company and business that are opposed to our other stockholders’ interests or with which they disagree. The Voting Group may also delay or prevent a change of control of us, even if the change of control would benefit our other stockholders, which could deprive our other stockholders of the opportunity to receive a premium for their Class A common stock. The significant concentration of stock ownership and voting power may also adversely affect the trading price of our Class A common stock due to investors’ perception that conflicts of interest may exist or arise. To the extent that the interests of our public stockholders are harmed by the actions of the Voting Group, the price of our Class A common stock may be harmed.

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

Also, in accordance with Delaware law, our board of directors adopted resolutions to specify the obligation of certain of our directors to present certain corporate opportunities to us.  Such directors are required to present any corporate opportunities in our main lines of business, which may be expanded by our board of directors, as well as any other opportunity that is expressly offered for us. The resolutions renounce our rights to certain other business opportunities that do not meet those criteria.  The resolutions further provide that such directors will not be liable to us or to our stockholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that any such individual directs a corporate opportunity (other than those certain types of opportunities set forth in the resolutions) to any person instead of us or is engaged in certain current business activities, or does not refer or communicate information regarding certain corporate opportunities to us.  Accordingly, we may not be presented with certain corporate opportunities that we may find attractive and may wish to pursue.

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

We elect to be treated as a controlled company and thus utilize some of these exemptions. Although we have adopted charters for our audit committee, our nominating, corporate governance, quality and compliance committee and our compensation committee, and conduct annual performance evaluations for these committees, none of these committees are composed entirely of independent directors, except for our audit committee. Our board is not composed of a majority of independent directors.  Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to the NYSE corporate governance requirements described above.

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

We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could discourage acquisition proposals and make it more difficult or expensive for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delaying or impeding a merger, tender offer or proxy contest involving us. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our Class A common stock to decline.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2016, our 499 long-term care facilities consisted of 64 which were owned, 393 which were leased, 36 which were managed and six which were joint ventures.  In addition, we own five facilities that have been leased to an unaffiliated third party operator.  As of December 31, 2016, our operated facilities had a total of 59,991 licensed beds.

The following table provides the facility count and licensed beds by state as of December 31, 2016 for all owned, leased, managed or joint venture skilled nursing and assisted/senior living facilities.

	Owned Facilities		Leased Facilities		Managed Facilities		Joint Venture Facilities		Total Facilities
State	Count	Beds	Count	Beds	Count	Beds	Count	Beds	Count	Beds
Alabama	—	—	9	940	—	—	—	—	9	940
Arizona	—	—	1	161	—	—	—	—	1	161
California	12	1,384	25	2,470	1	150	—	—	38	4,004
Colorado	—	—	11	1,527	—	—	—	—	11	1,527
Connecticut	2	300	19	2,729	—	—	—	—	21	3,029
Delaware	—	—	6	700	—	—	—	—	6	700
Florida	—	—	9	1,120	—	—	—	—	9	1,120
Georgia	3	305	6	732	—	—	—	—	9	1,037
Idaho	—	—	8	915	—	—	—	—	8	915
Indiana	—	—	—	—	2	208	—	—	2	208
Iowa	2	164	—	—	—	—	—	—	2	164
Kansas	8	655	1	96	—	—	—	—	9	751
Kentucky	—	—	19	1,735	—	—	—	—	19	1,735
Maine	—	—	11	957	—	—	—	—	11	957
Maryland	3	374	25	3,196	1	140	4	672	33	4,382
Massachusetts	2	225	30	3,628	4	370	1	224	37	4,447
Missouri	6	869	—	—	—	—	—	—	6	869
Montana	—	—	5	650	—	—	—	—	5	650
Nebraska	—	—	1	61	—	—	—	—	1	61
Nevada	2	134	1	190	—	—	—	—	3	324
New Hampshire	1	108	29	3,036	—	—	1	90	31	3,234
New Jersey	5	800	37	5,544	2	279	—	—	44	6,623
New Mexico	2	208	17	2,048	—	—	—	—	19	2,256
North Carolina	2	340	8	979	—	—	—	—	10	1,319
Ohio	—	—	17	2,166	—	—	—	—	17	2,166
Pennsylvania	1	194	40	5,072	6	831	—	—	47	6,097
Rhode Island	1	120	8	1,059	—	—	—	—	9	1,179
Tennessee	—	—	3	389	—	—	—	—	3	389
Texas	2	214	2	230	20	2,901	—	—	24	3,345
Utah	—	—	1	120	—	—	—	—	1	120
Vermont	6	682	3	331	—	—	—	—	9	1,013
Virginia	1	130	2	208	—	—	—	—	3	338
Washington	3	371	5	468	—	—	—	—	8	839
West Virginia	—	—	34	3,092	—	—	—	—	34	3,092
Total	64	7,577	393	46,549	36	4,879	6	986	499	59,991

Skilled nursing	60	7,304	374	44,959	34	4,650	5	896	473	57,809

Assisted/Senior living	4	273	19	1,590	2	229	1	90	26	2,182

Our executive offices are located in Kennett Square, Pennsylvania and we have several other corporate offices, including Andover, Massachusetts; Towson, Maryland; Albuquerque, New Mexico; and Foothill Ranch, California. We own our executive offices in Kennett Square, Pennsylvania.

Item 3. Legal Proceedings

For information regarding certain pending legal proceedings to which we are a party or our property is subject, see Note 21 - “Commitments and Contingencies—Legal Proceedings,” to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

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

Market Information

The following table sets forth, for the indicated quarterly periods, the high and low sale prices of our Class A common stock as reported by the NYSE:

Year Ended December 31, 2016	High ($)	Low ($)
First quarter	$3.64	$1.42
Second quarter	2.66	1.38
Third quarter	3.00	1.67
Fourth quarter	4.36	2.57
Year Ended December 31, 2015	High ($)	Low ($)
First quarter	$9.22	$6.82
Second quarter	7.31	5.86
Third quarter	7.67	5.72
Fourth quarter	5.92	3.47

On March 3, 2017, the closing sales price of our Class A common stock on the NYSE was $3.05 per share. On that date, there were 81 holders of record of our Class A common stock, 13 holders of record of our Class B common stock, and 77 holders of record of our Class C common stock.

Dividend Payment

We did not declare or pay cash dividends in either 2016 or 2015 on our Class A, Class B or Class C common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We have made and will continue to make distributions on the behalf of FC-GEN members to satisfy tax obligations. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general purposes, including to service or repay our debt and to fund the operation and expansion of our business.

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

Additional information regarding our stock plan activity for fiscal year 2016, 2015 and 2014 is provided in the notes to our consolidated financial statements in this annual report, see Note 14 - “Stock-Based Compensation."

The equity compensation plan information set forth in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters"  of this report contains information concerning securities authorized for issuance under our equity compensation plans.

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our Class A common stock since December 31, 2011, to two indices: the S&P 500 and the S&P 1500 Health Care Index. The graph assumes an initial investment of $100 on December 31, 2011, assuming reinvestment of dividends, if any. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our Class A common stock. The following graph and related information shall not be deemed "soliciting material" or deemed to be "filed" with the SEC, nor shall such information be incorporated by reference into any SEC filing unless we specifically incorporate it by reference into the particular filing.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Genesis Healthcare, Inc.	$ 100.00	$ 116.67	$ 88.10	$ 156.96	$ 63.55	$ 77.84
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
S&P 1500 Health Care Index	100.00	118.35	168.29	210.01	225.57	220.94

Item 6. Selected Financial Data

We derived the selected historical consolidated financial data below for each of the years ended December 31, 2016, 2015, and 2014, and as of December 31, 2016 and 2015, from our audited consolidated financial statements included elsewhere in this report. We derived the selected historical consolidated financial data for the years ended December 31, 2013 and 2012 and as of December 31, 2014, 2013 and 2012 from our consolidated financial statements not included in this report. Historical results are not necessarily indicative of future performance.

Please refer to the information set forth below in conjunction with other sections of this report, including Item 7.“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated historical financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$5,732,430	$5,619,224	$4,768,080	$4,710,341	$3,076,298
Expenses	5,867,943	5,972,249	5,049,587	4,889,126	3,258,843
Loss before income tax (benefit) expense	(135,513)	(353,025)	(281,507)	(178,785)	(182,545)
Income tax (benefit) expense	(17,435)	172,524	(44,022)	(9,179)	(11,633)
Loss from continuing operations	(118,078)	(525,549)	(237,485)	(169,606)	(170,912)
Income (loss) from discontinued operations, net of taxes	27	(1,219)	(14,044)	(7,364)	(810)
Net loss	(118,051)	(526,768)	(251,529)	(176,970)	(171,722)
Less net loss (income) attributable to noncontrolling interests	54,038	100,573	(2,456)	(1,025)	448
Net loss attributable to Genesis Healthcare, Inc.	$(64,013)	$(426,195)	$(253,985)	$(177,995)	$(171,274)
Loss per common share:
Weighted-average shares used in computing loss per common share:
Basic	89,873	85,755	49,865	49,865	49,865
Diluted	152,532	85,755	49,865	49,865	49,865
Net loss per common share attributable to Genesis Healthcare, Inc.:
Basic	$(0.71)	$(4.97)	$(5.09)	$(3.57)	$(3.43)
Diluted	(0.82)	(4.97)	(5.09)	(3.57)	(3.43)
Other Financial Data:
Capital expenditures	$(93,118)	$(85,723)	$(70,987)	$(77,399)	$(66,704)
Net cash provided by operating activities	68,361	8,618	107,652	82,149	9,972
Net cash used in investing activities, net of capital expenditures	(12,788)	(253,484)	(95,675)	(91,702)	(182,899)
Net cash (used in) provided by financing activities	(65,708)	218,861	14,158	20,748	172,229

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$51,408	$61,543	$87,548	$61,413	$50,218
Working capital (1)	201,427	212,828	177,391	195,456	174,390
Property and equipment and leased facility assets, net	3,765,393	4,085,247	3,493,250	3,550,950	3,704,547
Total assets	5,779,201	6,059,948	5,120,255	5,117,741	5,224,775
Long-term debt, including current installments (recourse)	1,141,987	1,168,128	467,132	415,346	381,422
Long-term debt, including current installments (non-recourse)	29,157	30,507	49,961	54,823	53,215
Capital lease obligations, including current installments	999,226	1,055,658	1,005,637	975,617	1,026,977
Financing obligations, including current installments	2,869,147	3,065,066	2,912,338	2,786,391	2,668,793
Stockholders' (deficit) equity	(730,188)	(619,387)	(457,490)	(183,881)	2,019

(1)	Net of cash and cash equivalents, and excluding available borrowings under credit lines.

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

Business Overview

Genesis is a healthcare services company that through its subsidiaries owns and operates skilled nursing facilities, assisted/senior living facilities and a rehabilitation therapy business.  We have an administrative service company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services.  We provide inpatient services through 499 skilled nursing, assisted/senior living and behavioral health centers located in 34 states.  Revenues of our owned, leased and otherwise consolidated centers constitute approximately 86% of our revenues.

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

The Combination with Skilled

On August 18, 2014, Skilled Healthcare Group, Inc. (Skilled) entered into a Purchase and Contribution Agreement with FC-GEN Operations Investment, LLC (FC-GEN) pursuant to which the businesses and operations of FC-GEN and Skilled were combined (the Combination). On February 2, 2015, the Combination was completed.

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

Because FC-GEN’s pre-transaction owners held an approximately 58% direct controlling interest in Skilled and a 74.25% economic and voting interest in the combined company, FC-GEN is considered to be the acquirer of Skilled for accounting purposes. Following the closing of the Combination, the combined results of Skilled and FC-GEN are consolidated with approximately 42% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity. The 42% direct noncontrolling economic interest is in the form of Class A common units of FC-GEN that are exchangeable on a 1 to 1 basis to our public shares. The 42% direct noncontrolling economic interest will continue to decrease as Class A common units of FC-GEN are exchanged for public shares.  Since the Combination, there have been conversions of 600,000 Class A common units, resulting in a dilution of the direct non-controlling interest to 41%.

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

On September 1, 2016, we acquired the five remaining skilled nursing facilities from Revera for a purchase price of $39.4 million.  During the period from December 1, 2015 through August 31, 2016, we managed the operations of these facilities.  The acquisition was financed through a real estate bridge loan for $37.0 million.  See Note 10 – “Long-Term Debt – Real Estate Bridge Loans.”

Sale of Kansas ALFs

On January 1, 2016, we sold 18 Kansas assisted/senior living facilities acquired in the Combination for $67.0 million. Of the proceeds received, $54.2 million were used to pay down partially the Real Estate Bridge Loans.  See Note 10 – “Long-Term Debt – Real Estate Bridge Loans.”

Sale of Hospice and Home Health

In March 2016, we signed an agreement with FC Compassus LLC, a nationwide network of community-based hospice and palliative care programs, to sell our hospice and home health operations for $84 million. Effective May 1, 2016, we completed the sale and received $72 million in cash and a $12 million short-term note.  The sale resulted in a gain of $43.4 million and a derecognition of goodwill and identifiable intangible assets of $30.8 million.  The cash proceeds were used to pay down partially the Term Loan Facility.  See Note 10 – “Long-Term Debt – Term Loan Facility.” Through the asset purchase agreement, we retained certain liabilities.  See Note 21 – “Commitments and Contingencies – Legal Proceedings - Creekside Hospice Litigation.”  Certain members of our board of directors indirectly beneficially hold ownership interests in FC Compassus LLC totaling less than 10% in the aggregate.

HUD Insured Loans

During the year ended December 31, 2016, we closed on the HUD insured financings of 28 skilled nursing facilities for $205.3 million.  The total proceeds from the financings were used to pay down partially the Real Estate Bridge Loans.  See Note 10 – “Long-Term Debt – Real Estate Bridge Loans.”

Divestiture of Non-Strategic Facilities and Investments

On October 18, 2016, we completed the divesture of nine underperforming leased assisted living facilities in the states of Pennsylvania, Delaware and West Virginia.  The nine facilities had annual revenue of $22.5 million and $3.3 million of pre-tax net loss.  The divestiture resulted in a recognized gain of $19.8 million resulting from the write-off of the facilities’ financing obligation balance partially offset by the retirement of the asset subject to financing obligation.

On October 23, 2016, we entered into a purchase and sale agreement to sell 18 facilities (16 owned and 2 leased) in the states of Kansas, Missouri, Nebraska and Iowa.   The transaction will mark an exit from the inpatient business in these states.  Closing is subject to licensure and other regulatory approvals.  The 18 facilities have annual revenue of $110.1 million, pre-tax net loss of $10.7 million and total assets of $80 million.  Sale proceeds of approximately $80 million, net of transaction costs, will principally be used to repay our indebtedness.

On December 15, 2016, we completed the divestiture of a previously closed leased skilled nursing facility in the state of Maryland.  The divestiture resulted in a recognized gain of $1.9 million resulting from the write-off of the facility’s financing obligation balance.

On December 22, 2016, we received an escrow release of $5.0 million associated with a pending sale of five skilled nursing facilities located in California we own and lease to a third party operator.  The sale failed to be completed by the closing date dictated in the sale agreement and the funds held in escrow were released to us.  We recorded the $5.0 million as a gain.

On December 31, 2016, we sold our 50% joint venture interest in a pharmacy company for $5.4 million.  We wrote off the joint venture investment of $1.5 million and recorded a gain on sale of $3.9 million.

New Master Leases

On November 1, 2016, Welltower sold the real estate of 64 facilities to Second Spring Healthcare Investments (Second Spring), a joint venture formed by affiliates of Lindsay Goldberg LLC, a private investment firm, and affiliates of Omega.  We continue to operate the facilities pursuant to our new lease with affiliates of Second Spring effective November 1, 2016 and there was no change in the operations of these facilities.

The 64 facilities had been included in our master lease with Welltower and were historically subject to 3.4% annual escalators, which were scheduled to decrease to 2.9% annual escalators effective April 1, 2017. Under the new lease with Second Spring, initial annual rent for the 64 properties is reduced approximately 5% to $103.9 million and annual escalators will decrease to 1.0% after year 1, 1.5% after year 2, and 2.0% thereafter.  The more favorable lease terms are expected to reduce our cumulative rent obligations through January 2032 by $297.0 million.  As part of the transaction, we issued a note totaling $51.2 million to Welltower, with a maturity date of October 30, 2020.  See Note 10 – “Long-Term Debt – Notes Payable.”

On December 23, 2016, Welltower sold the real estate of 28 additional facilities to Cindat Best Years Welltower JV LLC (CBYW), a joint venture among Welltower, Cindat Capital Management Ltd., and Union Life Insurance Co., Ltd. We continue to operate the facilities pursuant to our new lease with affiliates of CBYW effective December 23, 2016 and there were no change in the operations of these facilities.

The 28 facilities were included in our master lease with Welltower and had been subject to 3.4% annual escalators, which were scheduled to decrease to 2.9% annual escalators effective April 1, 2017. Under the new lease, the 28 properties’ initial annual rent is reduced by approximately 5% to $54.5 million and the annual escalators are decreased to 2.0%. The more favorable lease terms are expected to reduce our cumulative rent obligations by $143.0 million through January 2032.  As part of the transaction, we issued two notes to Welltower, each with five-year maturities due in 2021, including a $12.0 million convertible note, exchangeable for 3.0 million common shares, and a non-convertible note for $11.7 million.  See Note 10 – “Long-Term Debt – Notes Payable.”

The new master leases resulted in a reduction in financing obligation of $208.9 million, a step-down in capital lease asset and obligation of $21.4 million, establishment of notes payable of $74.8 million and a gain on leased facilities sold to new landlord and operating under new lease agreements of $134.1 million, which is included in other income on the consolidated statements of operations.  See Note 18 – “Other Income.”

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

Total depreciation expense from continuing operations for the years ended December 31, 2016, 2015 and 2014 was $234.7 million, $218.8 million, and $184.3 million, respectively.

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

Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. For 2016, 2015 and 2014, we recognized impairment charges in the inpatient segment totaling $35.4 million, $28.5 million and $31.4 million, respectively.

We perform an assessment of qualitative factors prior to the use of the two step quantitative method to determine if goodwill has been impaired.  If such qualitative assessment does not indicate that it is more likely than not the fair value of the reporting is less than its carrying value, no further analysis is required.  If required, we would perform a quantitative goodwill impairment test which involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any.  We perform our annual impairment assessment for our reporting units as of September 30 of each year, or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired.  We considered various factors in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting units, our stock price and the excess amount between our reporting unit’s fair value and carrying value as indicated on our most recent quantitative assessment. Based on that quantitative assessment, management concluded the fair value of its reporting units exceeded its carrying value. See Note 19 – “Asset Impairment Charges.”

Self-Insurance Risks

We provide for self-insurance risks for both general and professional liability and workers’ compensation claims based on estimates of the ultimate costs for both reported claims and claims incurred but not reported.  Estimated losses from asserted and incurred but not reported claims are accrued based on our estimate of the ultimate costs of the claims, which includes costs associated with litigating or settling claims, and the relationship of past reported incidents to eventual claims payments.  All relevant information, including our own historical experience, the nature and extent of existing asserted claims and reported incidents, and independent actuarial analyses of this information is used in estimating the expected amount of claims.  The reserves for loss for workers’ compensation risks are discounted based on actuarial estimates of claim payment patterns whereas the reserves for general and professional liability are recorded on an undiscounted basis.  We also consider amounts that may be recovered from excess insurance carriers in estimating the ultimate net liability for such risks.  See Note 21 – “Commitments and Contingencies – Loss Reserves For Certain Self-Insured Programs – General and Professional Liability and Workers’ Compensation.”

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which changes the requirements for recognizing revenue when entities enter into contracts with customers. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (ASU 2016-20), which serves to narrow aspects of the guidance issued in ASU 2014-09. The adoption of ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. There are two allowed adoption methods, (1) the full retrospective method, or (2) the modified retrospective method.  The full retrospective method requires recognition of the cumulative effect of applying the new standard at the earliest period presented.  The modified retrospective method requires recognition of the cumulative effect of applying the new standard at the date of initial application. We plan to adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective method.  Our evaluation of the impact of ASU 2014-09 has been ongoing since its original issuance and will continue into 2017 before we are in a position to conclude on the total effect it and ASU 2016-20 will have on our consolidated financial condition and results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short-term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. The guidance is effective for annual and interim periods beginning after December 15, 2018, and will require application of the new guidance at the beginning of the earliest comparable period presented. We will adopt ASU 2016-02 effective January 1, 2019. ASU 2016-02 must be adopted using a modified retrospective transition. The adoption of ASU 2016-02 is expected to have a material impact on our financial position. We are still evaluating the impact on our results of operations and do not expect the adoption of this standard to have an impact on liquidity.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which is intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted.  We are still evaluating the effect, if any, ASU 2016-09 will have on our consolidated financial condition and results of operations.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (230): Restricted Cash (ASU 2016-18), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The adoption of ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period. We are still evaluating the effect, if any, ASU 2016-18 will have on our consolidated statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combination (805): Clarifying the Definition of a Business (ASU 2017-01), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The adoption of ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted in certain circumstances.  We are still evaluating the effect, if any, ASU 2017-01 will have on our consolidated financial condition and results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which serves to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The adoption of ASU 2017-04 is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We are still evaluating the effect, if any, ASU 2017-04 will have on our consolidated financial condition and results of operations.

Key Financial Performance Indicators

In order to compare our financial performance between periods, we assess certain key performance and valuation indicators for each of our operating segments separately for the periods presented.

The following is a glossary of terms for some of our key performance and valuation indicators and non-GAAP measures:

“Actual Patient Days” is defined as the number of residents occupying a bed (or units in the case of an assisted/senior living center) for one qualifying day in that period.

“Adjusted EBITDA” is defined as EBITDA adjusted for (1) the conversion to cash basis leases (2) newly acquired or constructed businesses with start-up losses and (3) other adjustments to provide a supplemental performance measure. See “Reasons for Non-GAAP Financial Disclosure” for an explanation of the adjustments and a description of our uses of, and the limitations associated with, non-GAAP measures.

“Adjusted EBITDAR” is defined as EBITDAR adjusted for (1) the conversion to cash basis leases (2) newly acquired or constructed businesses with start-up losses and (3) other adjustments to provide a supplemental valuation measure. See “Reasons for Non-GAAP Financial Disclosure” for an explanation of the adjustments and a description of our uses of, and the limitations associated with, non-GAAP measures.

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

“Therapist Efficiency” is computed by dividing billable labor minutes related to patient care by total labor minutes for the period.

Key performance and valuation indicators for our businesses are set forth below, followed by a comparison and analysis of our financial results:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Financial Results
Net revenues	$5,732,430	$5,619,224	$4,768,080
EBITDAR	793,734	542,677	486,790
EBITDA	647,490	392,401	354,892
Adjusted EBITDAR	696,489	725,588	589,816
Adjusted EBITDA	197,460	243,870	140,617
Net loss attributable to Genesis Healthcare, Inc.	(64,013)	(426,195)	(253,985)

INPATIENT SEGMENT:

	Year ended December 31,
	2016	2015	2014
Occupancy Statistics - Inpatient
Available licensed beds in service at end of period	57,947	58,841	46,407
Available operating beds in service at end of period	56,009	57,325	45,058
Available patient days based on licensed beds	21,059,222	20,216,691	16,967,951
Available patient days based on operating beds	20,451,912	19,663,712	16,463,613
Actual patient days	17,500,812	17,061,645	14,679,338
Occupancy percentage - licensed beds	83.1%	84.4%	86.5%
Occupancy percentage - operating beds	85.6%	86.8%	89.2%
Skilled mix	20.1%	21.4%	21.7%
Average daily census	47,816	46,744	40,217

Revenue per patient day (skilled nursing facilities)
Medicare Part A	$517	$504	$492
Medicare total (including Part B)	559	543	530
Insurance	454	448	450
Private and other	306	295	316
Medicaid	218	216	213
Medicaid (net of provider taxes)	198	195	193
Weighted average (net of provider taxes)	$271	$270	$270

Patient days by payor (skilled nursing facilities)
Medicare	2,119,955	2,214,184	2,076,272
Insurance	1,225,608	1,172,776	900,663
Total skilled mix days	3,345,563	3,386,960	2,976,935
Private and other	1,205,421	1,160,070	971,500
Medicaid	12,105,905	11,272,487	9,759,092
Total Days	16,656,889	15,819,517	13,707,527

Patient days as a percentage of total patient days (skilled nursing facilities)
Medicare	12.7%	14.0%	15.1%
Insurance	7.4%	7.4%	6.6%
Skilled mix	20.1%	21.4%	21.7%
Private and other	7.2%	7.3%	7.1%
Medicaid	72.7%	71.3%	71.2%
Total	100.0%	100.0%	100.0%

Facilities at end of period
Skilled nursing facilities
Leased	374	381	359
Owned	60	49	2
Joint Venture	5	5	5
Managed *	34	40	14
Total skilled nursing facilities	473	475	380
Total licensed beds	57,809	58,046	46,204

Assisted/Senior living facilities:
Leased	19	30	28
Owned	4	22	1
Joint Venture	1	1	1
Managed	2	3	4
Total assisted/senior living facilities	26	56	34
Total licensed beds	2,182	3,985	2,762
Total facilities	499	531	414

Total Jointly Owned and Managed— (Unconsolidated)	15	22	17

REHABILITATION THERAPY SEGMENT**:

	Year ended December 31,
	2016	2015	2014
Revenue mix %:
Company-operated	37%	38%	37%
Non-affiliated	63%	62%	63%
Sites of service (at end of period)	1,548	1,670	1,358
Revenue per site	$643,460	$672,296	$687,782
Therapist efficiency %	68%	69%	68%

* Includes 20 facilities located in Texas for which the real estate is owned by Genesis.

** Excludes respiratory therapy services.

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

We use Non-GAAP Financial Measures primarily as performance measures and believe that the GAAP financial measure most directly comparable to them is net income (loss) attributable to Genesis Healthcare, Inc. We use Non-GAAP Financial Measures as measures to assess the value of our business and the performance of our operating businesses, as well as the employees responsible for operating such businesses. Non-GAAP Financial Measures are useful in this regard because they do not include such costs as interest expense, income taxes and depreciation and amortization expense which may vary from business unit to business unit depending upon such factors as the method used to finance the original purchase of the business unit or the tax law in the state in which a business unit operates. By excluding such factors when measuring financial performance, many of which are outside of the control of the employees responsible for operating our business units, we are better able to evaluate the value and operating performance of the business unit and the employees responsible for business unit performance. Consequently, we use these Non-GAAP Financial Measures to determine the extent to which our employees have met performance goals, and therefore may or may not be eligible for incentive compensation awards.

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

Although we use Non-GAAP Financial Measures as financial measures to assess the value and performance of our business, the use of these Non-GAAP Financial Measures is limited because they do not consider certain material costs necessary to operate the business. These costs include our lease expense (only in the case of EBITDAR and Adjusted EBITDAR), the cost to service debt, the depreciation and amortization associated with our long-lived assets, losses (gains) on extinguishment of debt, transaction costs, long-lived asset impairment charges, federal and state income tax expenses, the operating results of our discontinued businesses and the income or loss attributed to non-controlling interests. Because Non-GAAP Financial Measures do not consider these important elements of our cost structure, a user of our financial information who relies on Non-GAAP Financial Measures as the only measures of our performance could draw an incomplete or misleading conclusion regarding our financial performance. Consequently, a user of our financial information should consider net income (loss) attributable to Genesis Healthcare, Inc. as an important measure of its financial performance because it provides the most complete measure of our performance.

Other companies may define Non-GAAP Financial Measures differently and, as a result, our Non-GAAP Financial Measures may not be directly comparable to those of other companies.  Non-GAAP Financial Measures do not represent net income (loss), as defined by GAAP. Non-GAAP Financial Measures should be considered in addition to, not a substitute for, or superior to, GAAP financial measures.

We use the following Non-GAAP Financial Measures that we believe are useful to investors as key valuation and operating performance measures:

EBITDAR and EBITDA

We use EBITDAR as one measure in determining the value of prospective acquisitions or divestitures.  EBITDAR is also a commonly used measure to estimate the enterprise value of businesses in the healthcare industry. In addition, covenants in our lease agreements use EBITDAR as a measure of financial compliance.

We believe EBITDA is useful to an investor in evaluating our operating performance because it helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (interest and lease expense) and our asset base (depreciation and amortization expense) from our operating results.  EBITDA is a commonly used measure to estimate the enterprise value of businesses in the healthcare industry.  In addition, covenants in our debt agreements use EBITDA as a measure of financial compliance.

Adjustments to EBITDAR and EBITDA

We adjust EBITDAR and EBITDA when analyzing the value of our business and evaluating our performance, respectively, because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding, in the case of EBITDAR, the value of our business, and, in the case of EBITDA, our ongoing operating performance.  We believe that the presentation of Adjusted EBITDAR and Adjusted EBITDA, when combined with GAAP net income (loss) attributable to Genesis Healthcare, Inc., EBITDAR and EBITDA, is beneficial to an investor’s complete understanding of the value of our business and our operating performance, respectively. In addition, such adjustments are substantially similar to the adjustments to EBITDAR and EBITDA provided for in the financial covenant calculations contained in our lease and debt agreements.

We adjust EBITDAR and EBITDA for the following items:

•

Loss on extinguishment of debt. We recognize losses on the extinguishment of debt when we refinance our debt prior to its original term, requiring us to write-off any unamortized deferred financing fees.  We exclude the effect of losses or gains recorded on the early extinguishment of debt because we believe these gains and losses do not accurately reflect the value or underlying performance of our operating businesses.

•

Other income (loss).  We primarily use this income statement caption to capture gains and losses on the sale or disposition of assets.  We exclude the effect of such gains and losses because we believe they do not accurately reflect the value or underlying performance of our operating businesses.

•

Transaction costs. In connection with our acquisition and disposition transactions, we incur costs consisting of investment banking, legal, transaction-based compensation and other professional service costs.  We exclude acquisition and disposition related transaction costs expensed during the period because we believe these costs do not reflect the value or underlying performance of our operating businesses.

•

Severance and restructuring.  We exclude severance costs from planned reduction in force initiatives associated with restructuring activities intended to adjust our cost structure in response to changes in the business environment.  We believe these costs do not reflect the value or underlying performance of our operating businesses.  We do not exclude severance costs that are not associated with such restructuring activities.

•

Long-lived asset impairment charges.  We exclude non-cash long-lived asset impairment charges because we believe including them does not reflect the value or ongoing operating performance of our operating businesses.  Additionally, such impairment charges represent accelerated depreciation expense, and depreciation expense is excluded from EBITDA.

•

Losses of newly acquired, constructed or divested businesses.  The acquisition and construction of new businesses is an element of our growth strategy.  Many of the businesses we acquire have a history of operating losses and continue to generate operating losses in the months that follow our acquisition.  Newly constructed or developed businesses also generate losses while in their start-up phase.  We view these losses as both temporary and an expected component of our long-term investment in the new venture.  We adjust these losses when computing Adjusted EBITDAR and Adjusted EBITDA in order to better analyze the value and performance of our mature ongoing business.  The activities of such businesses are adjusted when computing Adjusted EBITDAR and Adjusted EBITDA until such time as a new business generates positive Adjusted EBITDA.  The operating performance of new businesses is no longer adjusted when computing Adjusted EBITDAR and Adjusted EBITDA beginning in the period in which a new business generates positive Adjusted EBITDA and all periods thereafter.  The divestiture of underperforming or non-strategic facilities is also an element of our business strategy.  We eliminate the results of divested facilities beginning in the quarter in which they become divested.  We view the losses associated with the wind-down of such divested facilities as not indicative of the value or performance of our ongoing operating business.

•

Stock-based compensation.  We exclude stock-based compensation expense because it does not result in an outlay of cash and such non-cash expenses do not reflect the value or underlying operating performance of our operating businesses.

•

Other Items.  From time to time we incur costs or realize gains that we do not believe reflect the underlying performance of our operating businesses.  In the current reporting period, we incurred the following expenses that we believe are non-recurring in nature and do not reflect the value or ongoing operating performance of us or our operating businesses.

(1)	Skilled Healthcare and other loss contingency expense – We exclude the estimated settlement cost and any adjustments thereto regarding the four legal matters inherited by Genesis in the Skilled and Sun Transactions and disclosed in the commitment and contingencies footnote to our consolidated financial statements describing our material legal proceedings. In the year ended December 31, 2016, we increased our estimated loss contingency expense by $15.2 million related to these matters.  In the year ended December 31, 2015, we recorded $31.5 million related to these matters.  We believe these costs are non-recurring in nature as they will no longer be recognized following the final settlement of these matters.  We do not exclude the estimated settlement costs associated with all other legal and regulatory matters arising in the normal course of business.  Also, we do not believe the excluded costs reflect the value or underlying performance of our operating businesses.

(2)

Regulatory defense and related costs – We exclude the costs of investigating and defending the matters associated with the Skilled Healthcare and other loss contingency expense as noted in footnote (1).  We believe these costs are non-recurring in nature as they will no longer be recognized following the final settlement of these matters. Also, we do not believe the excluded costs reflect the value or underlying performance of our business.

(3)

Other non-recurring costs – In the year ended December 31, 2016, we excluded $0.8 million of costs incurred in connection with a settlement of disputed costs related to previously reported periods and a regulatory audit associated with acquired businesses and related to pre-acquisition periods.  In the year ended December 31, 2015, we excluded $10.5 million of costs incurred for a self-insured program adjustment for the actuarially developed GLPL and workers’ compensation claims related to policy periods 2014 and prior.  In the year ended December 31, 2014, we excluded $37.1 million of costs incurred primarily for self-insured prior period general liability, professional liability and workers’ compensation claims related specifically to the Sun Healthcare business acquisition of 2012.  We do not believe the excluded costs are recurring or reflect the value or underlying performance of our business.

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

The following tables provide reconciliations to EBITDAR, Adjusted EBITDAR, EBITDA and Adjusted EBITDA from net loss, the most directly comparable financial measure presented in accordance with GAAP:

	Year ended December 31,
	2016	2015	2014

Net loss attributable to Genesis Healthcare, Inc.	$(64,013)	$(426,195)	$(253,985)
(Income) loss from discontinued operations, net of taxes	(27)	1,219	14,044
Net (loss) income attributable to noncontrolling interests	(54,038)	(100,573)	2,456
Depreciation and amortization expense	254,459	237,617	193,675
Interest expense	528,544	507,809	442,724
Income tax (benefit) expense	(17,435)	172,524	(44,022)
EBITDA	$647,490	$392,401	$354,892
Lease expense	146,244	150,276	131,898
EBITDAR	$793,734	$542,677	$486,790
Adjustments to EBITDAR:
Loss on extinguishment of debt	16,290	130	1,133
Other income	(203,160)	(1,400)	(138)
Transaction costs	7,928	96,374	13,353
Long-lived asset impairments	35,431	28,546	31,399
Severance and restructuring	7,999	3,485	8,975
Losses of newly acquired, constructed, or divested businesses	10,442	4,030	6,079
Stock-based compensation	8,423	4,754	—
Skilled Healthcare and other loss contingency expense (1)	15,192	31,500	—
Regulatory defense and related costs (2)	3,449	4,992	5,085
Other non-recurring costs (3)	761	10,500	37,140
Adjusted EBITDAR	$696,489	$725,588	$589,816
Less: GAAP lease expense	(146,244)	(150,276)	(131,898)
Less: Conversion to cash basis operating leases	(357,685)	(341,030)	(320,306)
Plus: Rent related to losses of newly acquired, constructed, or divested businesses	4,900	9,588	3,005
Adjusted EBITDA	$197,460	$243,870	$140,617

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

A summary of our results of operations for the year ended December 31, 2016 as compared with the same period in 2015 follows:

	Year ended December 31,
	2016		2015		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
Revenues:
Inpatient services:
Skilled nursing facilities	$4,783,117	83.4%	$4,597,671	81.7%	$185,446	4.0%
Assisted/Senior living facilities	115,956	2.0%	143,321	2.6%	(27,365)	(19.1)%
Administration of third party facilities	10,969	0.2%	9,488	0.2%	1,481	15.6%
Elimination of administrative services	(1,406)	—%	(1,800)	—%	394	(21.9)%
Inpatient services, net	4,908,636	85.6%	4,748,680	84.5%	159,956	3.4%

Rehabilitation therapy services:
Total therapy services	1,070,314	18.7%	1,099,130	19.6%	(28,816)	(2.6)%
Elimination intersegment rehabilitation therapy services	(408,687)	(7.1)%	(429,828)	(7.6)%	21,141	(4.9)%
Third party rehabilitation therapy services	661,627	11.6%	669,302	11.9%	(7,675)	(1.1)%

Other services:
Total other services	185,521	3.2%	240,350	4.3%	(54,829)	(22.8)%
Elimination intersegment other services	(23,354)	(0.4)%	(39,108)	(0.7)%	15,754	(40.3)%
Third party other services	162,167	2.8%	201,242	3.6%	(39,075)	(19.4)%

Net revenues	$5,732,430	100.0%	$5,619,224	100.0%	$113,206	2.0%

	Year ended December 31,
	2016		2015		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
EBITDAR:
Inpatient services	$757,643	15.4%	$736,798	15.5%	$20,845	2.8%
Rehabilitation therapy services	72,775	6.8%	109,090	9.9%	(36,315)	(33.3)%
Other services	9,911	5.3%	21,714	9.0%	(11,803)	(54.4)%
Corporate and eliminations	(46,595)	—%	(324,925)	—%	278,330	(85.7)%

EBITDAR	$793,734	13.8%	$542,677	9.7%	$251,057	46.3%

	Year ended December 31, 2016
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$4,910,042	$1,070,314	$184,775	$746	$(433,447)	$5,732,430
Salaries, wages and benefits	2,342,362	901,578	125,773	—	—	3,369,713
Other operating expenses	1,720,199	79,056	47,831	—	(433,447)	1,413,639
General and administrative costs	—	—	—	186,062	—	186,062
Provision for losses on accounts receivable	89,838	16,905	1,260	(188)	—	107,815
Lease expense	142,717	89	1,490	1,948	—	146,244
Depreciation and amortization expense	223,007	12,288	970	18,194	—	254,459
Interest expense	434,938	57	39	93,510	—	528,544
Loss on extinguishment of debt	—	—	—	16,290	—	16,290
Investment income	—	—	—	(3,018)	—	(3,018)
Other income	—	—	—	(207,070)	—	(207,070)
Transaction costs	—	—	—	7,928	—	7,928
Long-lived asset impairments	—	—	—	35,431	—	35,431
Skilled Healthcare and other loss contingency expense	—	—	—	15,192	—	15,192
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(5,452)	2,166	(3,286)
(Loss) income before income tax benefit	(43,019)	60,341	7,412	(158,081)	(2,166)	(135,513)
Income tax benefit	—	—	—	(17,435)	—	(17,435)
(Loss) income from continuing operations	$(43,019)	$60,341	$7,412	$(140,646)	$(2,166)	$(118,078)

	Year ended December 31, 2015
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$4,750,480	$1,099,130	$238,585	$1,765	$(470,736)	$5,619,224
Salaries, wages and benefits	2,248,197	898,226	143,397	—	—	3,289,820
Other operating expenses	1,684,487	74,210	70,770	—	(470,484)	1,358,983
General and administrative costs	—	—	—	175,889	—	175,889
Provision for losses on accounts receivable	80,998	17,604	2,704	(785)	—	100,521
Lease expense	146,329	106	2,316	1,779	(254)	150,276
Depreciation and amortization expense	206,026	12,931	1,227	17,433	—	237,617
Interest expense	423,393	31	40	84,635	(290)	507,809
Loss on extinguishment of debt	—	—	—	130	—	130
Investment (income) loss	—	—	—	(1,967)	290	(1,677)
Other income	—	—	—	(1,400)	—	(1,400)
Transaction costs	—	—	—	96,374	—	96,374
Long-lived asset impairments	—	—	—	28,546	—	28,546
Skilled Healthcare and other loss contingency expense	—	—	—	31,500	—	31,500
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(3,931)	1,792	(2,139)
(Loss) income before income tax expense	(38,950)	96,022	18,131	(426,438)	(1,790)	(353,025)
Income tax expense	—	—	—	172,524	—	172,524
(Loss) income from continuing operations	$(38,950)	$96,022	$18,131	$(598,962)	$(1,790)	$(525,549)

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

Net Revenues

Net revenues for the year ended December 31, 2016 as compared with the year ended December 31, 2015 increased by $113.2 million, or 2.0%.

Inpatient Services – Revenue increased $160.0 million, or 3.4%, for the year ended December 31, 2016 as compared with the same period in 2015. Of this growth, $70.3 million is due to the Combination, $222.9 million is due to the Acquisition from Revera and $49.5 million is due to the acquisition or development of eight facilities, offset by $77.0 million of revenue attributed to the divestiture of 40 underperforming facilities and $12.6 million for the expiration of the Texas MPAP program.  The remaining decrease of $93.1 million, or 2.0%, is principally due to a decline in the occupancy and skilled mix of legacy Genesis inpatient facilities, partially offset by increased payment rates.  We attribute the decline in occupancy and skilled mix principally to the impact of healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payers and conveners to divert certain skilled nursing referrals to home health or other community based care settings.

For an expanded discussion regarding the factors influencing our census decline, see Item 1, “Business – Recent Regulatory and other Governmental Actions Affecting Revenue” as well as “Key Performance Indicators” in this Management’s Discussion and Analysis for quantification of the census trends and revenue per patient day.  In addition to the previously identified healthcare reform factors, the penetration of Medicare replacement insurance plans, commonly known as “Medicare Advantage” plans, is also contributing to our same store census and revenue decline.  Medicare Advantage plans typically reimburse providers at a lower per patient day rate and lengths of stay tend to be shorter than those of patients with traditional Medicare benefits.  Traditional Medicare census declined 4.2% in the year ended December 31, 2016 as compared with same period in 2015, inclusive of the acquisition and development activities over that period.  Over that same period, our insurance census, which includes Medicare Advantage plans, increased 4.5%.

Rehabilitation Therapy Services – Revenue decreased $7.7 million, or 1.1% comparing the year ended December 31, 2016 with the same period in 2015.  The net loss of revenue is attributed to lost business contracts exceeding new therapy contract revenue, and because of reduced levels of services provided at existing contracts.  The reduction of services from existing contracts is largely due to the same declining census trends impacting our inpatient services business.

Other Services – Other services revenue decreased $39.1 million, or 19.4% in the year ended December 31, 2016 as compared with the same period in 2015. Of this decrease, $42.4 million is the net impact of selling the hospice and homecare businesses on May 1, 2016, which we operated for just four months in the period ended December 31, 2016 compared with eleven months in the period ended December 31, 2015.  The remaining increase of $3.3 million or 1.6% was principally attributed to new business growth in our staffing services business line.

EBITDAR

EBITDAR for the year ended December 31, 2016 increased by $251.1 million, or 46.3% when compared with the same period in 2015.  The contributing factors for this net increase are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDAR increased in the year ended December 31, 2016 as compared with the same period in 2015, by $20.8 million, or 2.8%.  Of the increase, $21.9 million is attributed to nursing facilities added through the Combination and the Acquisition from Revera, $11.3 million is due to the acquisition or development of eight facilities, and partially offset by $14.6 million for the lost earnings attributed to the divestiture or closure of 40 underperforming facilities.  Market pricing adjustments and restructured respiratory therapy service delivery from our Genesis rehabilitation therapy services resulted in a $35.0 million increase in EBITDAR of the inpatient services for the year ended December 31, 2016 as compared with the same period in 2015.  Exclusive of the impact of the Combination and the Acquisition from Revera, our self-insurance programs expense increased $2.0 million in the year ended December 31, 2016 as compared with the same period in 2015, with over $13 million of incremental employee health benefit cost being mostly offset with reduced provisions for general and professional liability claims and workers’ compensation claims.  Increased provision for losses on accounts receivable in the year ended December 31, 2016 as compared with the same period in 2015 is principally attributed to the Combination, the Acquisition from Revera and other recent acquisitions, with the legacy Genesis centers’ provision relatively flat over that period. The remaining $30.8 million decrease in EBITDAR of the segment is attributed to the continued pressures on skilled mix and overall occupancy of our inpatient facilities described above under “Net Revenues.”

Rehabilitation Therapy Services – EBITDAR of the rehabilitation therapy segment decreased by $36.3 million or 33.3% comparing the year ended December 31, 2016 with the same period in 2015.  The Combination and Acquisition from Revera contributed $7.5 million through expanded contract customer base, while the EBITDAR of the legacy Genesis rehabilitation therapy business EBITDAR for the year ended December 31, 2016 decreased $43.8 million from the same period in 2015.  Market pricing adjustments and restructured respiratory therapy service delivery to our Genesis skilled nursing centers resulted in $35.0 million of the rehabilitation therapy services EBITDAR reduction and are included in the cost reductions noted in the Inpatient Services discussion above.  Restructuring costs, principally severance and related separation benefits, reduced EBITDAR by $3.8 million in the year ended December 31, 2016.  Incremental startup costs of our China operations reduced EBITDAR $6.8 million in the year ended December 31, 2016 as compared with 2015.  The remaining increase is largely due to the timing of net lost business, with larger contracts terminating later in 2016, a 70 basis point reduction in Therapist Efficiency, and offset by overhead savings following the aforementioned restructuring in the year ended December 31, 2016 compared with the same period in 2015.

Currently, we operate through affiliates in China a total of twelve locations comprised of the three rehabilitation clinics in Guangzhou, Shanghai and Hong Kong, the newly opened rehabilitation facility, and inpatient and outpatient rehabilitation services in eight hospitals as part of joint ventures and one nursing home.  Startup costs of these Chinese ventures are expected to exceed revenues in fiscal 2017.

Other Services – EBITDAR decreased $11.8 million in the year ended December 31, 2016 as compared with the same period in 2015.  The sale of the hospice and home health business effective May 1, 2016 resulted in a net reduction to EBITDAR of $6.3 million with the remaining decrease of $5.5 million principally attributed to the physician services business.  Reduced EBITDAR in the physician services business is attributed to $2.8 million of earnings realized in the year ended December 31, 2015 related to a federal program that funds certain investments in technology, which did not repeat in the 2016 period.  The remaining reduction in EBITDAR is attributed to higher operating costs related to the expansion of this business.

Corporate and Eliminations — EBITDAR increased $278.3 million in the year ended December 31, 2016 as compared with the same period in 2015.  EBITDAR of our corporate function includes other income, charges, gains or losses associated with transactions that in our chief operating decision maker’s view are outside of the scope our reportable segments.  These other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $287.4 million of the net increase in EBITDAR.  Corporate overhead costs increased $11.5 million, or 6.8%, in the year ended December 31, 2016 as compared with the same period in 2015. This increase was largely due to the added overhead costs of Skilled and operating as a public company for the entire period. The remaining increase in EBITDAR of $2.4 million is the result of incremental investment earnings and improved earnings from our unconsolidated affiliates.

For a further discussion of the transactions that drive the Loss of Extinguishment of Debt, Other Income and Long-Lived Asset Impairments see the individual transaction discussions in the Business Overview and the Impairment of Long-Lived Assets previously described in Critical Accounting Policies of Management’s Discussion and Analysis, as well as the Notes to the Consolidated Financial Statements.

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the year ended December 31, 2016 and 2015 were $7.9 million and $96.4 million, respectively, and of the amount in the 2015 period, the Combination contributed $89.2 million and the Acquisition from Revera contributed $4.0 million.

Skilled Healthcare and other loss contingency expense — For the year ended December 31, 2016, we accrued $15.2 million for contingent liabilities compared with $31.5 million in the same period in the prior year.  As previously disclosed, the additional accrual in the current year pertains to the agreement in principle reached with the DOJ in July 2016.  See Note 21 – “Commitments and Contingencies – Legal Proceedings.”

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDAR and (loss) income from continuing operations of all reportable segments, other services, corporate and eliminations in our consolidating statement of operations for the year ended December 31, 2016 as compared with the same period in 2015.

Lease expense — Lease expense represents the cash rents and non-cash adjustments required to account for operating leases. We have operating leases in each reportable segment, other services and corporate overhead, but the inpatient services business incurs the greatest proportion of this expense for those skilled nursing and assisted living facilities’ leases accounted for as operating leases.  Lease expense decreased $4.0 million in the year ended December 31, 2016 as compared with the same period in the prior year.  The Combination resulted in an increase of $2.8 million, with the remaining decrease of $6.8 million principally due to our divestiture of underperforming leased facilities and restructuring of less favorable leases.

Depreciation and amortization — Each of our reportable segments, other services and corporate overhead have depreciating property, plant and equipment, including depreciation on leased properties accounted for as capital leases or as a financing obligation. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  The majority of the $16.8 million increase in depreciation and amortization in the year ended December 31, 2016 compared with the same period in the prior year is attributed to the Combination, the Acquisition from Revera and other acquisition and construction activities in 2015 and 2016.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our Revolving Credit Facilities, Term Loan Facility, New Term Loan Agreement, Real Estate Bridge Loans and mortgage instruments, as well as the expense associated with leases accounted for as capital leases or financing obligations.  Interest expense increased $20.7 million in the year ended December 31, 2016 as compared with the same period in the prior year.  Of this increase, $13.1 million is primarily attributed to the debt issued in the Combination and the Acquisition from Revera.  The remaining $7.6 million increase is primarily attributable to obligations incurred in connection with newly acquired or constructed facilities.

Income tax (benefit) expense — For the year ended December 31, 2016, we recorded an income tax benefit of $17.4 million from continuing operations representing an effective tax rate of 12.9% compared to an income tax expense of $172.5 million from continuing operations, representing an effective tax rate of (48.9)% for the same period in 2015.  During the year ended December 31, 2016, a $28.2 million FASB Interpretation No. 48 (FIN 48) reserve was reversed following the expiration of a statute of limitations.  On December 31, 2015, in assessing the requirement for, and amount of, a valuation allowance pursuant to GAAP, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets. This resulted in an additional income tax expense of $221.9 million.  As of December 31, 2016, we have determined that the valuation allowance is still necessary.

Net Loss Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between loss from continuing operations and net loss attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the year ended December 31, 2016 as compared with the same period in 2015.

Income (loss) from discontinued operations — Prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disposals of Components of an Entity (ASU 2014-08), we routinely classified reporting units exited, closed or otherwise disposed as discontinued operations.  ASU 2014-08 changed the criteria to qualify such transactions for discontinued operations treatment.  Consequently, since 2014 none of our more recently exited, closed or otherwise disposed assets have been classified as discontinued operations.  The activity reported as discontinued operations in the year ended December 31, 2016 was de minimis and for the year ended December 31, 2015, was a loss of $1.2 million, representing adjustments associated with exit, closure and disposal activities of reporting units identified as discontinued operations prior to adoption of ASU 2014-08.

Net loss attributable to noncontrolling interests — Following the closing of the Combination, the combined results of Skilled and FC-GEN are consolidated with approximately 42% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity.  The 42% direct noncontrolling economic interest is in the form of Class A common units of FC-GEN that are exchangeable on a 1-to-1 basis for our public shares. The 42% direct noncontrolling economic interest will continue to decrease as Class A common units of FC-GEN are exchanged for public shares.  Since the Combination, there have been conversions of 600,000 Class A common units, resulting in a dilution of the direct non-controlling interest to 41%.  For the year ended December 31, 2016 and 2015, a loss of $56.8 million and $103.7 million, respectively, has been attributed to the Class A common units.

In addition to the noncontrolling interests attributable to the Class A common unit holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any VIEs where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the year ended December 31, 2016 and 2015, income of $2.8 million and $3.1 million, respectively, has been attributed to these unaffiliated third parties.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

A summary of our results of operations for the year ended December 31, 2015 as compared with the same period in 2014 follows:

	Year ended December 31,
	2015		2014		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
Revenues:
Inpatient services:
Skilled nursing facilities	$4,597,671	81.7%	$3,924,571	82.3%	$673,100	17.2%
Assisted/Senior living facilities	143,321	2.6%	107,034	2.2%	36,287	33.9%
Administration of third party facilities	9,488	0.2%	10,297	0.2%	(809)	(7.9)%
Elimination of administrative services	(1,800)	—%	(2,089)	—%	289	(13.8)%
Inpatient services, net	4,748,680	84.5%	4,039,813	84.7%	708,867	17.5%

Rehabilitation therapy services:
Total therapy services	1,099,130	19.6%	990,081	20.8%	109,049	11.0%
Elimination intersegment rehabilitation therapy services	(429,828)	(7.6)%	(385,721)	(8.1)%	(44,107)	11.4%
Third party rehabilitation therapy services	669,302	11.9%	604,360	12.7%	64,942	10.7%

Other services:
Total other services	240,350	4.3%	154,011	3.2%	86,339	56.1%
Elimination intersegment other services	(39,108)	(0.7)%	(30,104)	(0.6)%	(9,004)	29.9%
Third party other services	201,242	3.6%	123,907	2.6%	77,335	62.4%

Net revenues	$5,619,224	100.0%	$4,768,080	100.0%	$851,144	17.9%

	Year ended December 31,
	2015		2014		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
EBITDAR:
Inpatient services	$736,798	15.5%	$582,032	14.4%	$154,766	26.6%
Rehabilitation therapy services	109,090	9.9%	94,405	9.5%	14,685	15.6%
Other services	21,714	9.0%	(465)	(0.3)%	22,179	(4,769.7)%
Corporate and eliminations	(324,925)	—%	(189,182)	—%	(135,743)	71.8%

EBITDAR	$542,677	9.7%	$486,790	10.2%	$55,887	11.5%

A summary of our condensed consolidating statement of operations follows:

	Year ended December 31, 2015
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$4,750,480	$1,099,130	$238,585	$1,765	$(470,736)	$5,619,224
Salaries, wages and benefits	2,248,197	898,226	143,397	—	—	3,289,820
Other operating expenses	1,684,487	74,210	70,770	—	(470,484)	1,358,983
General and administrative costs	—	—	—	175,889	—	175,889
Provision for losses on accounts receivable	80,998	17,604	2,704	(785)	—	100,521
Lease expense	146,329	106	2,316	1,779	(254)	150,276
Depreciation and amortization expense	206,026	12,931	1,227	17,433	—	237,617
Interest expense	423,393	31	40	84,635	(290)	507,809
Loss on extinguishment of debt	—	—	—	130	—	130
Investment (income) loss	—	—	—	(1,967)	290	(1,677)
Other income	—	—	—	(1,400)	—	(1,400)
Transaction costs	—	—	—	96,374	—	96,374
Long-lived asset impairments	—	—	—	28,546	—	28,546
Skilled Healthcare and other loss contingency expense	—	—	—	31,500	—	31,500
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(3,931)	1,792	(2,139)
(Loss) income before income tax expense	(38,950)	96,022	18,131	(426,438)	(1,790)	(353,025)
Income tax expense	—	—	—	172,524	—	172,524
(Loss) income from continuing operations	$(38,950)	$96,022	$18,131	$(598,962)	$(1,790)	$(525,549)

	Year ended December 31, 2014
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$4,041,902	$990,081	$153,397	$614	$(417,914)	$4,768,080
Salaries, wages and benefits	1,987,550	817,144	99,400	—	—	2,904,094
Other operating expenses	1,417,738	62,032	47,844	—	(417,915)	1,109,699
General and administrative costs	—	—	—	147,063	—	147,063
Provision for losses on accounts receivable	54,582	16,500	6,618	(30)	—	77,670
Lease expense	130,005	176	821	896	—	131,898
Depreciation and amortization expense	165,105	11,055	917	16,598	—	193,675
Interest expense	393,521	4	19	49,678	(498)	442,724
Loss on extinguishment of debt	—	—	—	1,133	—	1,133
Investment income	—	—	—	(3,897)	498	(3,399)
Other income	—	—	—	(138)	—	(138)
Transaction costs	—	—	—	13,353	—	13,353
Long-lived asset impairments	—	—	—	31,399	—	31,399
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,284)	1,700	416
(Loss) income before income tax benefit	(106,599)	83,170	(2,222)	(254,157)	(1,699)	(281,507)
Income tax benefit	—	—	—	(44,022)	—	(44,022)
(Loss) income from continuing operations	$(106,599)	$83,170	$(2,222)	$(210,135)	$(1,699)	$(237,485)

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

EBITDAR

EBITDAR for the year ended December 31, 2015 increased by $55.9 million, or 11.5% when compared with the same period in 2014.  Of that increase, Skilled’s businesses contributed an estimated $74.6 million after an estimated overhead allocation of 2.5% of its revenues for the eleven month period following the Combination.  The remaining decrease of approximately $18.7 million or 3.8% is described further in our discussion below of segment results and corporate overhead. The Acquisition from Revera did not contribute materially to EBITDAR in the first month following the acquisition.

Inpatient Services – EBITDAR increased in the year ended December 31, 2015 as compared with the same period in 2014, by $154.8 million, or 26.6%.  Of the increase, $113.0 million is attributed to the Combination, $15.8 million is due to the acquisition or development of 14 facilities, partially offset by $0.5 million for the losses attributed to the divestiture or closure of six underperforming facilities.  Additionally, the year ended December 31, 2015, compared with the same period in 2014, includes an additional $6.4 million of GLPL claims development expense, excluding the incremental GLPL expense associated with the Combination. The increased GLPL expense principally relates to actuarially developed claims related to prior year policy periods. The remaining EBITDAR increase of $32.9 million, or 5.6%, is principally attributable to the realization of cost reductions we began implementing in the quarter ended December 31, 2014, offset by a decline in the occupancy of legacy Genesis inpatient facilities.

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

Corporate and Eliminations — EBITDAR decreased $135.7 million in the year ended December 31, 2015 as compared with the same period in 2014.  EBITDAR of our corporate function includes other income, charges, gains or losses associated with transactions that in our chief operating decision maker’s view are outside of the scope our reportable segments.  These other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $109.4 million of the net decrease in EBITDAR.  Corporate overhead costs reduced EBITDAR, increasing $27.2 million, or 18.6%, in the year ended December 31, 2015 as compared with the same period in 2014. This increase in cost was largely due to the added overhead costs of Skilled and operating as a public company for the majority of the year, and before synergies of the Combination could be fully achieved. The remaining increase in EBITDAR of $0.9 million is the result of incremental investment earnings and improved earnings from our unconsolidated affiliates.

For a further discussion of the transactions that drive the Loss of Extinguishment of Debt, Other Income and Long-Lived Asset Impairments see the individual transaction discussions in the Business Overview and the Impairment of

Long-Lived Assets previously described in Critical Accounting Policies of Management’s Discussion and Analysis, as well as the Notes to the Consolidated Financial Statements.

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs, which are included in the EBITDAR of Corporate and Eliminations above, for the years ended December 31, 2015 and 2014 were $96.4 million and $13.4 million, respectively, and of the amount in the 2015 period, the Combination contributed $89.2 million and the Acquisition from Revera contributed $4.0 million.

Skilled Healthcare and other loss contingency expense — For the year ended December 31, 2015, we accrued $31.5 million for contingent liabilities and that expense is included in the EBITDAR of Corporate and Eliminations above.  We are engaged in discussions with representatives of the DOJ in an effort to reach mutually acceptable resolution of two investigations involving therapy matters and staffing matters and a hospice litigation related to Skilled’s business prior to the Combination.  Discussions progressed to a point where we believed it was appropriate to recognize an estimated loss contingency reserve.  Recognition of the loss contingency reserve is not an admission of liability or fault by us or any of our subsidiaries.

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDAR and (loss) income from continuing operations of all reportable segments, other services, corporate and eliminations in our consolidating statement of operations for the year ended December 31, 2015 as compared with the same period in 2014.

Lease expense — Lease expense represents the cash rents and non-cash adjustments required to account for operating leases. We have operating leases in each reportable segment, other services and corporate overhead, but the inpatient services business incurs the greatest proportion of this expense for those skilled nursing and assisted living facilities’ leases accounted for as operating leases.  Lease expense increased $18.4 million in the year ended December 31, 2015 as compared with the same period in the prior year.  Of that increase, $20.9 million resulted from the Combination and $2.5 million resulted from two new operating leases, with the remaining decrease of $5.0 million principally due to our efforts to divest underperforming leased facilities.

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

Income tax (benefit) expense — For the year ended December 31, 2015, we recorded an income tax expense of $172.5 million from continuing operations representing an effective tax rate of (48.9)% compared to an income tax benefit of $44.0 million from continuing operations, representing an effective tax rate of 15.6% for the same period in 2014.  The change in the effective income tax rate from 2014 to 2015 was largely due to the establishment of a $221.9 million valuation allowance against our deferred tax assets.

Net Loss Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between loss from continuing operations and net loss attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the year ended December 31, 2015 as compared with the same period in 2014.

Income (loss) from discontinued operations — Prior to the adoption of ASU 2014-08, we routinely classified reporting units exited, closed or otherwise disposed as discontinued operations.  ASU 2014-08 changed the criteria to qualify such transactions for discontinued operations treatment, making it hard to reach that conclusion.  Therefore, since 2014 none of our more recently exited, closed or otherwise disposed assets have been classified as discontinued operations.  The activity reported as discontinued operations in the year ended December 31, 2015 was a loss of $1.2 million as compared with a loss of $14.0 million in the year ended December 31, 2014, representing adjustments associated with exit, closure and disposal activities of reporting units identified as discontinued operations prior to adoption of ASU 2014-08.

Net loss attributable to noncontrolling interests — Following the closing of the Combination, the combined results of Skilled and FC-GEN are consolidated with approximately 42% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity.  The 42% direct noncontrolling economic interest is in the form of Class A common units of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The 42% direct noncontrolling economic interest will continue to decrease as Class A common units of FC-GEN are exchanged for public shares.  Through December 31, 2015, no Class A common units had been exchanged for the public shares and a loss of $103.7 million has been attributed to the Class A common units.

In addition to the noncontrolling interests attributable to the Class A common unit holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any VIEs where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the year ended December 31, 2015 and 2014, income of $3.1 million and $2.5 million, respectively, has been attributed to these unaffiliated third parties.

Liquidity and Capital Resources

The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Year ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$68,361	$8,618	$107,652
Net cash used in investing activities	(12,788)	(253,484)	(95,675)
Net cash (used in) provided by financing activities	(65,708)	218,861	14,158
Net (decrease) increase in cash and cash equivalents	(10,135)	(26,005)	26,135
Beginning of period	61,543	87,548	61,413
End of period	$51,408	$61,543	$87,548

Net cash provided by operating activities in the year ended December 31, 2016 of $68.4 million was unfavorably impacted by funded transaction costs of approximately $7.9 million.  Adjusted for transaction costs, net cash provided by operating activities in the year ended December 31, 2016 would have been approximately $76.3 million.  Net cash provided by operating activities in the year ended December 31, 2015 of $8.6 million was unfavorably impacted by funded transaction costs of approximately $71.0 million.  Adjusted for funded transaction costs, net cash provided by operating activities in the year ended December 31, 2015 would have been $79.6 million.  The cash provided by operating activities before funded transaction costs in the 2016 period as compared to the 2015 period declined $3.3 million, primarily due to a $10.0 million lease restructuring payment made in 2016 that resulted in reduced rent in future periods and partially offset with favorable timing of fluctuations in working capital.

Net cash used in investing activities in the year ended December 31, 2016 was $12.8 million, compared to a use of cash of $253.5 million in the year ended December 31, 2015. The year ended December 31, 2016, as compared with the same period in 2015, included the receipt from the sales of assets and joint venture investments of $157.1 million consisting primarily of $72.0 million, $67.0 million, $9.4 million, 5.5 million and $1.9 million for the sale of our hospice and home care business, 18 assisted living facilities in Kansas, an office building in Albuquerque, New Mexico, a pharmacy joint venture in Texas and a closed skilled nursing facility in Missouri, respectively.  The year ended December 31, 2015 included the receipt of $30.1 million of asset and investment in joint venture sale proceeds offset by $167.3 million of outlays for the purchases of skilled nursing facilities, rehabilitation therapy clinics and the Acquisition from Revera.  The year ended December 31, 2016 included a use of investing cash flow of $108.3 million related to the purchase of skilled nursing facilities, which include the acquisition of a skilled nursing facility in Pennsylvania for $12.9 million and ten skilled nursing facilities in North Carolina, Maryland, New Jersey and Vermont for $93.9 million.  Routine capital expenditures for the year ended December 31, 2016 exceeded the same period in the prior year by $7.4 million.  The remaining incremental source of cash from investing activities of $62.1 million in the year ended December 31, 2016 as compared with the same period in 2015 is principally due to the liquidation and transfer of restricted cash and investments by our captive insurance companies to unrestricted cash.

Net cash used in financing activities was $65.7 million in the year ended December 31, 2016 compared to a source of $218.9 million in the year ended December 31, 2015.  The net increase in cash used in financing activities of $284.6 million is principally attributed to debt extinguishments in the 2016 period exceeding proceeds of new borrowing activities.  In the year ended December 31, 2016 we had a net decrease in borrowing activity under the Revolving Credit Facilities of $29.9 million as compared with a $108.5 million of incremental Revolving Credit Facilities borrowings in the same period in 2015.  In the year ended December 31, 2016, we used $54.2 million of the proceeds from the sale of 18 assisted living facilities in Kansas, $72.0 million from the sale of our hospice and home care business and $1.9 million from the sale of a closed skilled nursing facility in Missouri to repay long-term debt.  In the year ended December 31, 2016, we used the proceeds of $53.9 million of newly issued mortgage debt and $37.0 million of Revera Real Estate Bridge Loan to acquire 11 skilled nursing facilities.  In the year ended December 31, 2016, we used $205.3 million of proceeds from HUD insured financing on 28 skilled nursing facilities to repay $202.0 million of Skilled Real Estate Bridge Loan indebtedness. In the year ended December 31, 2016, we used $120.0 million of proceeds from the New Terms Loans to assist in repayment of the remaining $153.4 million balance of the Term Loan Facility. In the year ended December 31, 2015 we used the $360 million of proceeds from the Skilled Real Estate Bridge Loan to repay $326.6 million of indebtedness assumed in the Combination and other transaction costs and proceeds of $134.1 million under the Revera Real Estate Bridge Loan to finance the Acquisition from Revera.  The remaining net source of cash of $28.8 million in the year ended December 31, 2016 as compared to the same period in 2015 is principally due to scheduled debt repayments, debt issuance costs and distributions to noncontrolling interests in the 2015 period exceeding the scheduled debt repayments, debt issuance costs and distributions to noncontrolling interests in the 2016 period.

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

At December 31, 2016, we had cash and cash equivalents of $51.4 million and available borrowings under our revolving credit facilities of $69.5 million, after taking into account $59.2 million of letters of credit drawn against our revolving credit facilities. During the year ended December 31, 2016, we maintained liquidity sufficient to meet our working capital, capital expenditure and development activities and we believe we will continue to meet those needs for at least the subsequent twelve month period.

Financing Activities

We are progressing on our near-term capital strengthening priorities to refinance our Real Estate Bridge Loans with lower cost and longer maturity HUD insured loans or other permanent financing and to reduce our overall indebtedness through a combination of non-strategic asset sale proceeds and free cash flow.

During the year ended December 31, 2016, we closed on 28 HUD insured loans totaling $205.3 million. Since the Combination, we have repaid or refinanced $203.9 million of Real Estate Bridge Loans with $326.9 million remaining outstanding at December 31, 2016.

On December 22, 2016, the Skilled Real Estate Bridge Loan and the Revera Real Estate Bridge Loan were refinanced splitting the combined outstanding balances of $317.0 million associated with the two bridge loans into four separate bridge loan agreements (Welltower Bridge Loans).  The Welltower Bridge Loans have an effective date of October 1, 2016.  The Welltower Bridge Loans are subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and / or refinance of the underlying facilities such net proceeds were required to be used to repay the outstanding principal balance of the Welltower Bridge Loans.   Each Welltower Bridge Loan has a maturity date of January 1, 2022 and a 10.0% interest rate that increases annually by 0.25% beginning January 1, 2018.  The Welltower Bridge Loans are secured by a mortgage lien on the real property of the 45 facilities and a second lien on certain receivables of the operators of 27 of the facilities.  The Welltower Bridge Loans have an outstanding principal balance of $317.0 million at December 31, 2016.  We expect to refinance approximately $60 million of Welltower Bridge Loans in 2017 with lower cost and longer maturity HUD-insured loans.

In March 2016, we closed on the sale/leaseback of a corporate office building, generating $9.4 million of proceeds, which were used to pay down partially our Revolving Credit Facility debt.

Effective May 1, 2016, we completed the sale of our hospice and home health operations.  The operations were sold for $84 million, consisting of cash consideration of $72 million and a $12 million short-term note.  We used the cash proceeds to repay partially our then outstanding Term Loan Facility, which was set to mature in December of 2017.

In April 2016, we acquired one skilled nursing facility and entered into a $9.9 million real estate bridge loan.  In May 2016, we acquired the real property of five skilled nursing facilities we operated under a leasing arrangement and entered into a $44.0 million real estate bridge loan (collectively, the Other Real Estate Bridge Loans).  We refinanced $44.0 million of Other Real Estate Bridge Loans with HUD insured loans in the fourth quarter of 2016. The Other Real Estate Bridge Loans have an outstanding principal balance of $9.9 million at December 31, 2016.

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

New Master Leases

On November 1, 2016, Welltower sold the real estate of 64 facilities to Second Spring Healthcare Investments (Second Spring), a joint venture formed by affiliates of Lindsay Goldberg LLC, a private investment firm, and affiliates of Omega.  We continue to operate the facilities pursuant to our new lease with affiliates of Second Spring effective November 1, 2016 and there was no change in the operations of these facilities.

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

On December 23, 2016, in a separate transaction, Welltower sold the real estate of 28 additional facilities to a joint venture among Welltower, Cindat Capital Management Ltd., and Union Life Insurance Co., Ltd. Similar to the new lease with Second Spring, as part of the Welltower sale, we entered into a lease at closing of the sale.  We continue to operate the facilities pursuant to our new lease and there was no change in the operations of these facilities.

The 28 facilities had been included in our master lease with Welltower and subject to 3.4% annual escalators, which were scheduled to decrease to 2.9% annual escalators effective April 1, 2017. Under the new lease, the 28 properties’ initial annual rent is reduced by approximately 5% to $54.5 million and the annual escalators are expected to decrease to 2.0%. The more favorable lease terms are expected to reduce our cumulative rent obligations by $143 million through January 2032.  As part of the transaction, we issued two notes to Welltower, each with five-year maturities due in 2021, including a $12 million convertible note, exchangeable for 3 million common shares, and a non-convertible note for $11.7 million.  Upon completion of this transaction, Welltower still leases to us 75 skilled nursing and assisted/senior living facilities.

The new master leases resulted in a reduction in financing obligation of $208.9 million, a step-down in capital lease asset and obligation of $21.4 million, establishment of notes payable of $74.8 million and a gain on leased facilities sold to new landlord and operating under new lease agreements of $134.1 million, which is included in other income on the consolidated statements of operations.  See Note 18 – “Other Income.”

Divestiture of Non-Strategic Facilities

Consistent with our strategy to divest assets in non-strategic markets, we intend to exit inpatient operations in five Midwestern states. The divestiture will occur in two phases:

•

The first phase consists of the sale or divestiture of 18 facilities (16 owned and 2 leased) in the states of Kansas, Missouri, Nebraska and Iowa.   The transaction will mark an exit from the inpatient business in these states.  Closing is subject to licensure and other regulatory approvals, and expected to occur by the end of the first quarter or early second quarter of 2017.  The 18 facilities have annual revenue of $110.1 million, pre-tax net loss of $10.7 million and total assets of $80 million.  Sale proceeds of approximately $80 million, net of transaction costs, will principally be used to repay the indebtedness.

•

The second phase consists of the planned divestiture of five facilities in the state of Montana.  The transactions will mark a complete exit from the inpatient business in that state.  The sale of the operations in Montana is proceeding as planned. The five facilities in Montana have annual revenue of $35.8 million, pre-tax net loss of $2.7 million and annual cash rent of $6.4 million.  As these operations are all leased, there are not significant assets to sell or proceeds expected from the transition.

On October 18, 2016, we completed the divesture of nine underperforming leased assisted living facilities in the states of Pennsylvania, Delaware and West Virginia.  The nine facilities had annual revenue of $22.5 million, no Adjusted EBITDA and $3.3 million of pre-tax net loss.  On November 1, 2016 we exited an expiring lease of one skilled nursing facility in state of Virginia.  This facility had annual revenues of $9.6 million, pre-tax income of $0.6 million and cash rent of $0.7 million.

In 2017, we expect to divest of 31 underperforming assets or assets in non-strategic markets, including the previously mentioned divestiture of facilities in Nebraska, Kansas, Iowa, Missouri and Montana.

New Term Loan Facility

On July 29, 2016, we and certain of our affiliates, including FC-GEN Operations Investment LLC (the Borrower), entered into a four year Term Loan Agreement (the New Term Loan Agreement) with an affiliate of Welltower Inc. (Welltower) and an affiliate of Omega Healthcare Investors, Inc. (Omega).  The New Term Loan Agreement provides for term loans (the New Term Loans) in the aggregate principal amount of $120.0 million, with scheduled annual amortization of 2.5% of the initial principal balance in years one and two, and 6.0% in years three and four.  Borrowings under the New Term Loan Agreement bear interest at a rate equal to LIBOR (subject to a floor of 1.00%) or an ABR rate (subject to a floor of 2.0%), plus in each case a specified applicable margin.  The initial applicable margin for LIBOR loans is 13.0% per annum and the initial applicable margin for ABR rate loans is 12.0% per annum.  At our election, with respect to either LIBOR or ABR rate loans, up to 2.0% of the interest may be paid either in cash or paid-in-kind.  The proceeds of the New Term Loan, along with cash on hand, were used to repay all outstanding term loans and other obligations under the Prior Term Loan (as defined below).

The New Term Loan Agreement is secured by a first priority lien on the equity interests of our subsidiaries and the Borrower as well as certain other assets of ours, the Borrower and their subsidiaries, subject to certain exceptions.  The New Term Loan Agreement is also secured by a junior lien on the assets that secure the Revolving Credit Facilities, as amended, on a first priority basis.

Welltower and Omega, or their respective affiliates, are each currently landlords under certain master lease agreements to which we and/or our affiliates are tenants.  In addition, Welltower currently provides funding, pursuant to four bridge loans, to certain affiliates of ours.

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

Revolving Credit Facility Amendment

On July 29, 2016, we entered into an amendment (the ABL Amendment) to our Revolving Credit Facilities. Among other things, the ABL Amendment (i) modifies financial covenants to provide additional flexibility to us; (ii) permits us to enter into certain other transactions; (iii) permits quarterly amortization of the FILO Tranche at the option of lenders through 2017; and (iv) increases the interest rate margin applicable to the revolving loans under the ABL Credit Agreement (the New Applicable Margin). The New Applicable Margin for LIBOR loans increased (i) for Tranche A-1 loans, from a range of 2.75% to 3.25% to a range of 3.00% to 3.50%, (ii) for Tranche A-2 loans, from a range of 2.50% to 3.00% to a range of 3.00% to 3.50% and (iii) for FILO Tranche, from 5.00% to 6.00%.  The New Applicable Margin for Base Rate (calculated as the highest of the (i) prime rate, (ii) the federal funds rate plus 3.00%, or (iii) LIBOR plus the excess of the applicable margin between LIBOR loans and base rate loans) loans increased (i) for Tranche A-1 loans, from a range of 1.75% to 2.25% to a range of 2.00% to 2.50%, (ii) for Tranche A-2 loans, from a range of 1.50% to 2.00% to a range of 2.00% to 2.50% and (iii) for FILO Tranche, from 4.00% to 5.00%.

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

Lease and Other Loan Amendments

On July 29, 2016, we entered into amendments (the Master Lease Amendments) of our master lease agreements with Welltower, Sabra and Omega (the Master Lease Agreements) and the Welltower Bridge Loans.  Among other things, the Master Lease Amendments modified financial covenants to provide us with additional flexibility.  No such amended financial covenants are more restrictive than the maximum leverage ratio contained in the New Term Loan and the Revolving Credit Facility agreements.

On July 29, 2016, we entered into a memorandum of understanding, as amended, with Sabra outlining the terms of a restructuring to our master lease agreements.  The significant features of the restructuring include (i) the application of a 7.5% credit against current rent from the proceeds of certain asset sales with any residual rent related to assets sold continuing to be paid by us through our current terms, which expire in 2020 and 2021; (ii) the reallocation of rents among certain of the master leases in order to establish market based lease coverages, with any excess rent above market lease coverage scheduled to expire in 2020 and 2021; and (iii) extensions of two to four years to the termination dates of certain master leases, which after 2020 and 2021 will reflect market-based lease coverages.  The restructuring provides a long-term solution to our master leases with Sabra.  Based upon the estimated sale proceeds of certain assets and the excess rent associated with the rent reallocation, we project the annual rent reduction by 2021 to be between $11 million and $13 million.

 Financial Covenants

The Revolving Credit Facilities, the New Term Loan Agreement and the Welltower Bridge Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants.  As of December 31, 2016, we are in compliance with the covenants contained in the Credit Facilities.

Our Master Lease Agreements each contain a number of financial, affirmative and negative covenants.  As of December 31, 2016, we are in compliance with all covenants contained in the Master Lease Agreements.

At December, 2016, we did not meet certain financial covenants contained in three leases related to 26 of our facilities.  We are and expect to continue to be current in the timely payment of our obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of our other loan or lease agreements.  We will continue to work with the related credit parties to amend such leases and the related financial covenants.  We do not believe the breach of such financial covenants at December 31, 2016 will have a material adverse impact on us.

Although we are in compliance and project to be in compliance with our material debt and lease covenants through March 31, 2018, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on our ability to remain in compliance with our covenants.  Such uncertainty includes, changes in reimbursement patterns, patient admission patterns, bundled payment arrangements, as well as potential changes to the Affordable Care Act currently being considered in Congress, among others.

There can be no assurance that the confluence of these and other factors will not impede our ability to meet our debt and lease covenants in the future.  Management has considered these factors and has devised certain strategies that would be implemented to address the ramifications of these uncertainties.  Such strategies include, but are not limited to, cost containment measures and possible divestitures of less profitable facilities.

Off Balance Sheet Arrangements

We had outstanding letters of credit of $59.2 million under our letter of credit sub-facility on our revolving credit facilities as of December 31, 2016.  These letters of credit are principally pledged to landlords and insurance carriers as collateral.  We are not involved in any other off-balance-sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table sets forth our contractual obligations, including principal and interest, but excluding non-cash amortization of debt issuance costs, discounts or premiums established on these instruments, as of December 31, 2016 (in thousands):

					More than
	Total	1 Yr.	2-3 Yrs.	4-5 Yrs.	5 Yrs.
Revolving credit facilities	$445,929	$37,284	$33,163	$375,482	$—
New term loan agreement	179,993	17,542	36,094	126,357	—
Real estate bridge loans	483,154	31,697	75,288	68,023	308,146
HUD insured loans	383,766	12,028	24,632	24,632	322,474
Notes payable	108,343	2,300	5,056	100,987	—
Mortgages and other secured debt (recourse)	13,870	1,059	11,683	1,128	—
Mortgages and other secured debt (non-recourse)	33,055	2,196	14,205	2,617	14,037
Financing obligations	9,495,226	270,566	555,740	580,496	8,088,424
Capital lease obligations	3,554,056	93,174	182,846	191,073	3,086,963
Operating lease obligations	1,016,098	138,324	271,517	265,278	340,979
	$15,713,490	$606,170	$1,210,224	$1,736,073	$12,161,023

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

Interest Rate Exposure—Interest Rate Risk Management

Our revolving credit facilities and new term loan agreement expose us to variability in interest payments due to changes in interest rates.  As of December 31, 2016, there is no derivative financial instrument in place to limit that exposure.

The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve months ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed-rate debt (1)	$5,083	$5,362	$6,104	$57,738	$29,331	$529,627	$633,245	$634,456
Average interest rate (2)	3.6%	3.6%	3.6%	9.3%	7.1%	8.0%
Variable-rate debt (1)	$1,493	$22,386	$11,754	$509,864	$—	$—	$545,497	$545,498
Average interest rate (2)	7.6%	3.9%	6.3%	3.3%	—%	—%

(1)Excludes unamortized original issue discounts, debt premiums and discounts, and debt issuance costs which amortize through interest expense on a non-cash basis over the life of the instrument.

(2)Based on one month LIBOR of 0.77% on December 31, 2016.

The Revolving Credit Facilities consist of a senior secured, asset-based revolving credit facility of up to $550 million under four separate tranches:  Tranche A-1, Tranche A-2, FILO Tranche and HUD Tranche.  Interest accrues at a per annum rate equal to either (x) a base rate (calculated as the highest of the (i) prime rate, (ii) the federal funds rate plus 3.00%, or (iii) LIBOR plus the excess of the applicable margin between LIBOR loans and base rate loans) plus an applicable margin or (y) LIBOR plus an applicable margin.  The applicable margin is based on the level of commitments for all four tranches, and in regards to LIBOR loans (i) for Tranche A-1 ranges from 3.00% to 3.50%, (ii) for Tranche A-2 ranges from 3.00% to 3.50%, (iii) for FILO Tranche 6.00%, and (iv) for HUD Tranche ranges from 2.50% to 3.00%. The applicable margins with respect to base rate borrowings for Tranche A-1, Tranche A-2, FILO and HUD were 2.50%, 2.50%, 5.00% and 1.75%, respectively, at December 31, 2016. The applicable margins with respect to LIBOR borrowings for Tranche A-1, Tranche A-2, FILO and HUD were 3.50%, 3.50%, 6.00%, and 2.75%, respectively, at December 31, 2016.

Borrowings under the New Term Loan Agreement bear interest at a rate equal to LIBOR (subject to a floor of 1.00%) or an ABR rate (subject to a floor of 2.0%), plus in each case a specified applicable margin.   The initial applicable margin for LIBOR loans is 13.0% per annum and the initial applicable margin for ABR rate loans is 12.0% per annum.  At our election, with respect to either base rate or ABR rate loans, up to 2.0% of the interest may be paid either in cash or paid-in-kind.  The applicable interest rate on this loan was 14.0% as of December 31, 2016, with 2.0% of the interest to be paid-in-kind.

A 1% increase in the applicable interest rate on our variable-rate debt would result in an approximately $5.5 million increase in our annual interest expense.

Our investments in marketable securities as of December 31, 2016 consisted of investment grade government and corporate debt securities and money market funds that have maturities of five years or less. These investments expose us to investment income risk, which is affected by changes in the general level of U.S. and international interest rates and securities markets risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Interest rates are near historic lows, with a risk of interest rates increasing before our current investments mature.  While we have the ability and intent to hold our investments to maturity today, rising interest rates could impact our ability to liquidate our investments for a profit and could adversely affect the cost of replacing those investments at the time of maturity with investment of similar return and risk profile.  Despite the complex nature of exposure to the securities markets, given the low risk profile, we do not believe a 1% increase in interest rates alone would have a material impact on our net investment income returns.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective as of December 31, 2016. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed the evaluation.

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

Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the framework set forth in the report entitled, "Internal Control — Integrated Framework (2013 COSO Framework)," issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on management’s evaluation and the criteria set forth in the 2013 COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which appears herein.

Remediation of Prior Year Material Weakness

The material weakness that was previously disclosed as of December 31, 2015 was remediated as of December 31, 2016. See “Item 9A. Controls and Procedures — Management’s Report on Internal Control over Financial Reporting” and “Item 9A. Controls and Procedures — Management’s Remediation Initiatives” contained in the Company’s report on Form 10-K for the fiscal year ended December 31, 2015 and “Item 4. Controls and Procedures” contained in the Company’s subsequent quarterly reports on Form 10-Q during 2016, for disclosure of information about the material weakness that was reported as a result of the Company’s annual assessment as of December 31, 2015 and remediation of that material weakness. As disclosed in the quarterly reports on Form 10-Q for the first three quarters of 2016, the Company has implemented and executed the Company’s remediation plans, and as of December 31, 2016, such remediation plans were successfully tested and the material weakness was deemed remediated.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than continued implementation and refinement of the controls necessary to remediate the material weakness. As part of the Company’s ongoing process improvement and compliance efforts, the Company performed testing procedures on the Company’s internal controls deemed effective at December 31, 2015 and on the Company’s internal controls implemented during 2016. The Company believes that its disclosure controls and procedures were operating effectively as of December 31, 2016.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genesis Healthcare, Inc.:

We have audited Genesis Healthcare Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Genesis Healthcare Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Genesis Healthcare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genesis Healthcare, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 6, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 6, 2017

Item 9B. Other Information

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

The information to be included in the sections entitled, “Election of Directors,” “Our Executive Officers," “Section16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “Corporate Governance – Committees of the Board of Directors – Audit Committee,” respectively, in the Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed by us with the U.S. Securities and Exchange Commission no later than 120 days after December 31, 2016 (the 2017 Proxy Statement) is incorporated herein by reference.

We have filed, as exhibits to this annual report, the certifications of our Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11. Executive Compensation

The information to be included in the sections entitled “Executive Compensation” and “Directors Compensation” in the 2017 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information to be included in the section entitled “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners” and “Equity Compensation Plan Information” in the 2017 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information to be included in the sections entitled “Certain Relationships and Related Transactions,” “Board Independence,” and “Compensation Committee Interlocks and Insider Participation” in the 2017 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information to be included in the section entitled “Independent Registered Public Accounting Firm” in the 2017 Proxy Statement is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a)1. Consolidated Financial Statements and Supplementary Data:

The following consolidated financial statements, and notes thereto, and the related Report of our Independent Registered Public Accounting Firm, are filed as part of this Form 10-K:

2.Financial Statement Schedule:

The following financial statement schedule is filed as part of this Form 10-K:

Page
Number
Schedule II—Valuation and Qualifying Accounts	F-49

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS HEALTHCARE, INC.

		By	/S/ GEORGE V. HAGER JR.
George V. Hager Jr.
Date:	March 6, 2017		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	March 6, 2017	By	/S/ GEORGE V. HAGER JR.
George V. Hager Jr.
Chief Executive Officer

Date:	March 6, 2017	By	/S/ TOM DIVITTORIO
Tom DiVittorio
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Date:	March 6, 2017	By	/S/ STEPHEN S. YOUNG
Stephen S. Young
Vice President and Controller
(Principal Accounting Officer and Authorized Signatory)

Date:	March 6, 2017	By	/S/ JAMES H. BLOEM
James H. Bloem
Director

Date:	March 6, 2017	By	/S/ JOHN F. DEPODESTA
John F. DePodesta
Director

Date:	March 6, 2017	By	/S/ ROBERT FISH
Robert Fish
Director

Date:	March 6, 2017	By	/S/ STEVEN FISHMAN
Steven Fishman
Chairman of the Board

Date:	March 6, 2017	By	/S/ ROBERT HARTMAN
Robert Hartman
Director

Date:	March 6, 2017	By	/S/ JAMES V. MCKEON
James V. McKeon
Director

Date:	March 6, 2017	By	/S/ DAVID REIS
David Reis
Director

Date:	March 6, 2017	By	/S/ GLENN SCHAFER
Glenn Schafer
Lead Independent Director

Date:	March 6, 2017	By	/S/ ARNOLD WHITMAN
Arnold Whitman
Director

EXHIBIT INDEX

Number	Description
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

10.4*	Form of Indemnification Agreement with Genesis Healthcare, Inc.’s directors (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 8, 2015, and incorporated herein by reference).
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

10.7*

Employment Agreement dated as of February 2, 2015 by and between Genesis Administrative Services, LLC and Daniel A. Hirschfeld (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 10, 2016, and incorporated herein by reference).

10.8*

Employment Agreement dated as of February 2, 2015 by and between Genesis Administrative Services, LLC and JoAnne Reifsnyder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 10, 2016, and incorporated herein by reference).

10.9*

Employment Agreement dated as of February 2, 2015 by and between Genesis Administrative Services, LLC and Robert A. Reitz (filed as Exhibit 10.23to our Quarterly Report on Form 10-Q filed on May 10, 2016, and incorporated herein by reference).

10.10*	Amended and Restated Skilled Healthcare Group, Inc. 2007 Incentive Award Plan (filed as Exhibit A to our Definitive Proxy Statement filed on March 25, 2013, and incorporated herein by reference).
10.11*

Form of Restricted Stock Unit Agreement under the Amended and Restated Skilled Healthcare Group, Inc. 2007 Incentive Award Plan (filed as Exhibit 10.19 to our Annual Report on Form 10-K filed on February 11, 2013, and incorporated herein by reference).

10.12*	Genesis Healthcare, Inc. 2015 Omnibus Equity Incentive Plan (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 10, 2015, and incorporated herein by reference).

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

10.16

Amendment No. 1 dated as of April 28, 2016 to that certain Third Amended and Restated Credit Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, Skilled Healthcare, LLC, Genesis Holdings, LLC, Genesis Healthcare LLC, certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and Healthcare Financial Solutions, LLC, as administrative agent (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on August 5, 2016, and incorporated herein by reference).

10.17

Amendment No. 2 dated as of May 19, 2016 to that certain Third Amended and Restated Credit Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, Skilled Healthcare, LLC, Genesis Holdings, LLC, Genesis Healthcare LLC, certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and Healthcare Financial Solutions, LLC, as administrative agent (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on August 5, 2016, and incorporated herein by reference).

10.18

Amendment No. 3 dated as of July 29, 2016 to that certain Third Amended and Restated Credit Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, Skilled Healthcare, LLC, Genesis Holdings, LLC, Genesis Healthcare LLC, certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and Healthcare Financial Solutions, LLC, as administrative agent (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on August 5, 2016, and incorporated herein by reference).

10.19

Amendment No. 4 dated as of August 22, 2016 to that certain Third Amended and Restated Credit Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, Skilled Healthcare, LLC, Genesis Holdings, LLC, Genesis Healthcare LLC, certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and Healthcare Financial Solutions, LLC, as administrative agent (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on November 4, 2016, and incorporated herein by reference).

10.20

Amendment No. 5 dated as of October 21, 2016 to that certain Third Amended and Restated Credit Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, Skilled Healthcare, LLC, Genesis Holdings, LLC, Genesis Healthcare LLC, certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and Healthcare Financial Solutions, LLC, as administrative agent (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on November 4, 2016, and incorporated herein by reference).

10.21

Amendment No. 6 dated as of December 22, 2016, to that certain Third Amended and Restated Credit Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, Skilled Healthcare, LLC, Genesis Holdings, LLC, Genesis Healthcare LLC, certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and Healthcare Financial Solutions, LLC, as administrative agent.

10.22

Second Amended and Restated Revolving Credit Agreement, dated as of March 31, 2016, among certain borrower entities set forth therein, certain guarantor entities set forth therein, certain lender entities set forth therein, and Healthcare Financial Solutions, LLC, as administrative agent and collateral agent, regarding HUD centers (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 10, 2016, and incorporated herein by reference).

10.23	Form of Healthcare Facility Note with respect to HUD-insured loans (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2013, and incorporated herein by reference).

10.24

Term Loan Agreement dated as of July 29, 2016, by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, GEN Operations I, LLC and GEN Operations II, LLC as borrowers, HCRI Tucson Properties, Inc. and OHI Mezz Lender, LLC as the initial lenders and Welltower Inc. as the administrative agent and collateral agent (filed as Exhibit 10.6 to our Quarterly Report filed on Form 10-Q filed on August 5, 2016, and incorporated herein by reference).

10.25

Amendment No. 1 to Term Loan Agreement, dated as of December 22, 2016, by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, GEN Operations I, LLC and GEN Operations II, LLC as borrowers, HCRI Tucson Properties, Inc. and OHI Mezz Lender, LLC as the initial lenders and Welltower Inc. as the administrative agent and collateral agent.

10.26	Consolidated Amended and Restated Loan Agreement, dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto.
10.27	Amended and Restated Loan Agreement (A-1), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto.
10.28	Amended and Restated Loan Agreement (A-2), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto.
10.29	Amended and Restated Loan Agreement (B-1), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto.
10.30

Asset Purchase Agreement dated as of June 11, 2015 by and among Revera Assisted Living, Inc. and its affiliates named therein as Sellers, 101 Development Group, LLC as Buyer and Genesis Healthcare, Inc. as Guarantor (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 10, 2015, and incorporated herein by reference).

10.31

Amendment No. 1 dated July 26, 2015 to Asset Purchase Agreement by and among Revera Assisted Living, Inc. and its affiliates named therein as Sellers, 101 Development Group, LLC as Buyer and Genesis Healthcare, Inc. as Guarantor (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 6, 2015, and incorporated herein by reference).

10.32

Amendment No. 2 dated July 30, 2015 to Asset Purchase Agreement by and among Revera Assisted Living, Inc. and its affiliates named therein as Sellers, 101 Development Group, LLC as Buyer and Genesis Healthcare, Inc. as Guarantor (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 6, 2015, and incorporated herein by reference).

10.33

Amendment No. 3 dated October 14, 2015 to Asset Purchase Agreement by and among Revera Assisted Living, Inc. and its affiliates named therein as Sellers, 101 Development Group, LLC as Buyer and Genesis Healthcare, Inc. as Guarantor (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 6, 2015, and incorporated herein by reference).

10.34

Amendment No. 4 dated October 16, 2015 to Asset Purchase Agreement by and among Revera Assisted Living, Inc. and its affiliates named therein as Sellers, 101 Development Group, LLC as Buyer and Genesis Healthcare, Inc. as Guarantor (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 6, 2015, and incorporated herein by reference).

10.35

Amendment No. 5 dated December 1, 2015 to Asset Purchase Agreement by and among Revera Assisted Living, Inc. and its affiliates named therein as Sellers, 101 Development Group, LLC as Buyer and Genesis Healthcare, Inc. as Guarantor (filed as Exhibit 10.28 to our Annual Report on Form 10-K filed on March 14, 2016, and incorporated herein by reference).

10.36	Twentieth Amended and Restated Master Lease Agreement, dated January 31, 2017, between FC-GEN Real Estate, LLC and Genesis Operations LLC.
10.37*

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genesis Healthcare, Inc.:

We have audited the accompanying consolidated balance sheets of Genesis Healthcare, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule “Schedule II. Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Healthcare, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genesis Healthcare Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 6, 2017

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$51,408	$61,543
Restricted cash and investments in marketable securities	43,555	52,917
Accounts receivable, net of allowances for doubtful accounts of $218,383 and $189,739 at December 31, 2016 and December 31, 2015, respectively	832,109	789,387
Prepaid expenses	64,218	58,622
Other current assets	63,641	49,024
Assets held for sale	4,056	—
Total current assets	1,058,987	1,011,493
Property and equipment, net of accumulated depreciation of $807,776 and $638,768 at December 31, 2016 and December 31, 2015, respectively	3,765,393	4,085,247
Restricted cash and investments in marketable securities	112,471	145,210
Other long-term assets	137,602	130,869
Deferred income taxes	6,107	7,144
Identifiable intangible assets, net of accumulated amortization of $91,155 and $66,570 at December 31, 2016 and December 31, 2015, respectively	175,566	209,967
Goodwill	440,712	470,019
Assets held for sale	82,363	—
Total assets	$5,779,201	$6,059,949
Liabilities and Stockholders' Deficit:
Current liabilities:
Current installments of long-term debt	$24,594	$12,477
Capital lease obligations	1,886	1,842
Financing obligations	1,613	989
Accounts payable	258,616	233,801
Accrued expenses	215,457	197,741
Accrued compensation	181,841	185,054
Self-insurance reserves	172,565	166,761
Current portion of liabilities held for sale	988	—
Total current liabilities	857,560	798,665
Long-term debt	1,146,550	1,186,159
Capital lease obligations	997,340	1,053,816
Financing obligations	2,867,534	3,064,077
Deferred income taxes	22,354	14,939
Self-insurance reserves	445,559	428,569
Liabilities held for sale	69,057	—
Other long-term liabilities	103,435	133,111
Commitments and contingencies
Stockholders’ deficit:
Class A common stock, (par $0.001, 1,000,000,000 shares authorized, issued and outstanding - 75,187,388 and 73,593,732 at December 31, 2016 and December 31, 2015, respectively)	75	74
Class B common stock, (par $0.001, 20,000,000 shares authorized, issued and outstanding - 15,495,019 and 15,511,603 at December 31, 2016 and December 31, 2015, respectively)	16	16
Class C common stock, (par $0.001, 150,000,000 shares authorized, issued and outstanding - 63,849,380 and 64,449,380 at December 31, 2016 and December 31, 2015, respectively)	64	64
Additional paid-in-capital	305,358	295,359
Accumulated deficit	(795,615)	(731,602)
Accumulated other comprehensive loss	(221)	(218)
Total stockholders’ deficit before noncontrolling interests	(490,323)	(436,307)
Noncontrolling interests	(239,865)	(183,080)
Total stockholders' deficit	(730,188)	(619,387)
Total liabilities and stockholders’ deficit	$5,779,201	$6,059,949

See accompanying notes to consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year ended December 31,
	2016	2015	2014
Net revenues	$5,732,430	$5,619,224	$4,768,080
Salaries, wages and benefits	3,369,713	3,289,820	2,904,094
Other operating expenses	1,413,639	1,358,983	1,109,699
General and administrative costs	186,062	175,889	147,063
Provision for losses on accounts receivable	107,815	100,521	77,670
Lease expense	146,244	150,276	131,898
Depreciation and amortization expense	254,459	237,617	193,675
Interest expense	528,544	507,809	442,724
Loss on early extinguishment of debt	16,290	130	1,133
Investment income	(3,018)	(1,677)	(3,399)
Other income	(207,070)	(1,400)	(138)
Transaction costs	7,928	96,374	13,353
Long-lived asset impairments	35,431	28,546	31,399
Skilled Healthcare and other loss contingency expense	15,192	31,500	—
Equity in net (income) loss of unconsolidated affiliates	(3,286)	(2,139)	416
Loss before income tax (benefit) expense	(135,513)	(353,025)	(281,507)
Income tax (benefit) expense	(17,435)	172,524	(44,022)
Loss from continuing operations	(118,078)	(525,549)	(237,485)
Income (loss) from discontinued operations, net of taxes	27	(1,219)	(14,044)
Net loss	(118,051)	(526,768)	(251,529)
Less net loss (income) attributable to noncontrolling interests	54,038	100,573	(2,456)
Net loss attributable to Genesis Healthcare, Inc.	$(64,013)	$(426,195)	$(253,985)
Loss per common share:
Basic:
Weighted-average shares outstanding for loss from continuing operations per share	89,873	85,755	49,865
Net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(0.71)	$(4.96)	$(4.81)
Income (loss) from discontinued operations, net of taxes	0.00	(0.01)	(0.28)
Net loss attributable to Genesis Healthcare, Inc.	$(0.71)	$(4.97)	$(5.09)
Diluted:
Weighted-average shares outstanding for loss from continuing operations per share	152,532	85,755	49,865
Net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(0.82)	$(4.96)	$(4.81)
Income (loss) from discontinued operations, net of taxes	0.00	(0.01)	(0.28)
Net loss attributable to Genesis Healthcare, Inc.	$(0.82)	$(4.97)	$(5.09)

See accompanying notes to consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Year ended December 31,
	2016	2015	2014
Net loss	$(118,051)	$(526,768)	$(251,529)
Net unrealized loss on marketable securities, net of tax	(5)	(891)	(553)
Comprehensive loss	(118,056)	(527,659)	(252,082)
Less: comprehensive loss (income) attributable to noncontrolling interests	54,040	100,885	(2,456)
Comprehensive loss attributable to Genesis Healthcare, Inc.	$(64,016)	$(426,774)	$(254,538)

See accompanying notes to consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(IN THOUSANDS)

									Accumulated
									other			Total
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated	comprehensive	Stockholders'	Noncontrolling	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	income (loss)	deficit	interests	deficit
Balance at December 31, 2013	49,865	$50	—	$—	—	$—	$161,452	$(349,269)	$1,068	$(186,699)	$2,818	$(183,881)
Net loss	—	—	—	—	—	—	—	(253,985)	—	(253,985)	2,456	(251,529)
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	(553)	(553)	—	(553)
Distributions to stockholders	—	—	—	—	—	—	(17,960)	—	—	(17,960)	—	(17,960)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(3,567)	(3,567)
Balance at December 31, 2014	49,865	$50	—	$—	—	$—	$143,492	$(603,254)	$515	$(459,197)	$1,707	$(457,490)
Combination share conversion	23,723	24	15,512	16	64,449	64	130,530	297,847	(154)	428,327	(80,186)	348,141
Net loss	—	—	—	—	—	—	—	(426,195)	—	(426,195)	(100,573)	(526,768)
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	(579)	(579)	(312)	(891)
Share based compensation	—	—	—	—	—	—	28,472	—	—	28,472	—	28,472
Issuance of common stock	6	—	—	—	—	—	24	—	—	24	—	24
Acquisition of a noncontrolling interest	—	—	—	—	—	—	(7,159)	—	—	(7,159)	7,159	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(10,875)	(10,875)
Balance at December 31, 2015	73,594	$74	15,512	$16	64,449	$64	$295,359	$(731,602)	$(218)	$(436,307)	$(183,080)	$(619,387)
Net loss	—	—	—	—	—	—	—	(64,013)	—	(64,013)	(54,038)	(118,051)
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	(3)	(3)	(2)	(5)
Share based compensation	—	—	—	—	—	—	7,015	—	—	7,015	—	7,015
Issuance of common stock	976	1	—	—	—	—	1,994	—	—	1,995	—	1,995
Conversion of common stock among classes	617	—	(17)	—	(600)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,745)	(2,745)
Issuance of convertible debt	—	—	—	—	—	—	990	—	—	990	—	990
Balance at December 31, 2016	75,187	$75	15,495	$16	63,849	$64	$305,358	$(795,615)	$(221)	$(490,323)	$(239,865)	$(730,188)

See accompanying notes to consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(118,051)	$(526,768)	$(251,529)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash interest and leasing arrangements, net	90,227	93,800	86,073
Other non-cash gains and charges, net	(202,070)	(1,063)	3,947
Share based compensation	8,414	28,472	—
Depreciation and amortization	254,459	237,763	196,192
Provision for losses on accounts receivable	107,815	100,521	78,552
Equity in net (income) loss of unconsolidated affiliates	(3,286)	(2,139)	416
Provision (benefit) for deferred taxes	7,142	164,750	(58,293)
Long-lived asset impairments	35,431	28,546	31,399
Loss on early extinguishment of debt	13,174	130	1,133
Changes in assets and liabilities:
Accounts receivable	(170,126)	(144,624)	(33,568)
Accounts payable and other accrued expenses and other	45,232	29,230	53,330
Net cash provided by operating activities	68,361	8,618	107,652
Cash flows from investing activities:
Capital expenditures	(93,118)	(85,723)	(70,987)
Purchases of marketable securities	(52,554)	(83,916)	(30,449)
Proceeds on maturity or sale of marketable securities	72,767	41,314	30,188
Net change in restricted cash and equivalents	22,183	10,269	(24,405)
Sale of investment in joint venture	6,460	26,358	—
Purchases of inpatient assets, net of cash acquired	(108,299)	(167,272)	(1,878)
Sales of assets	150,675	3,738	5,227
Restricted deposits	(13,473)	—	—
Investments in joint venture	(536)	(392)	(2,309)
Other, net	3,107	2,140	(1,062)
Net cash used in investing activities	(12,788)	(253,484)	(95,675)
Cash flows from financing activities:
Borrowings under revolving credit facility	817,000	864,500	603,500
Repayments under revolving credit facility	(787,150)	(756,000)	(549,000)
Proceeds from issuance of long-term debt	416,161	495,201	960
Proceeds from tenant improvement draws under lease arrangements	5,651	2,920	6,087
Repayment of long-term debt	(500,101)	(357,716)	(17,946)
Debt issuance costs	(14,524)	(19,193)	(7,916)
Distributions to noncontrolling interests and stockholders	(2,745)	(10,875)	(21,527)
Issuance of stock	—	24	—
Net cash (used in) provided by financing activities	(65,708)	218,861	14,158
Net decrease in cash and cash equivalents	(10,135)	(26,005)	26,135
Cash and cash equivalents:
Beginning of period	61,543	87,548	61,413
End of period	$51,408	$61,543	$87,548
Supplemental cash flow information:
Interest paid	$445,959	$416,163	$369,124
Net taxes (refunded) paid	(10,270)	20,893	2,408
Non-cash investing and financing activities:
Capital leases	$(70,997)	$56,766	$13,096
Financing obligations	(257,101)	83,989	80,284
Assumption of long-term debt, net of reclass	4,772	436,887	—
Financing obligation assets	(40,876)	—	—

See accompanying notes to consolidated financial statements.

(1)General Information

Description of Business

Genesis Healthcare, Inc. is a healthcare services company that through its subsidiaries (collectively, the Company) owns and operates skilled nursing facilities, assisted/senior living facilities and a rehabilitation therapy business.  The Company has an administrative service company that provides a full complement of administrative and consultative services that allows its affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. The Company provides inpatient services through 499 skilled nursing, assisted/senior living and behavioral health centers located in 34 states.  Revenues of the Company’s owned, leased and otherwise consolidated centers constitute approximately 86% of its revenues.

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

The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's composition of variable interest entities was not material at December 31, 2016.

Certain prior year amounts have been reclassified to conform to current period presentation, the effect of which was not material. Upon adoption of new accounting guidance, debt issuance costs have been presented as a direct deduction from long-term debt rather than as an other long-term asset in all periods presented.

The Company’s financial position at December 31, 2016 includes the impact of certain significant transactions and events, as disclosed within Note 4 – “Significant Transactions and Events.”

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

The Company records revenue for inpatient services and the related receivables in the accounting records at the Company’s established billing rates in the period the related services are rendered.  The provision for contractual adjustments, which represents the difference between the established billing rates and predetermined reimbursement rates, is deducted from gross revenue to determine net revenue.  Retroactive adjustments that are likely to result from future examinations by third party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based upon new information or final settlements.

The Company records revenue for rehabilitation therapy services and other ancillary services and the related receivables at the time services or products are provided or delivered to the customer.  Upon delivery of products or services, the Company has no additional performance obligation to the customer.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less when purchased and therefore, approximate fair value. The Company’s available cash is held in accounts at commercial banking institutions.  The Company currently has bank deposits with commercial banking institutions that exceed Federal Deposit Insurance Corporation insurance limits.

Restricted Cash and Investments in Marketable Securities

Restricted cash includes cash and money market funds principally held by the Company’s wholly owned captive insurance subsidiaries, which are substantially restricted to securing outstanding claims losses.  The restricted cash and investments in marketable securities balances at December 31, 2016 and 2015 were $156.0 million and $198.1 million, respectively.

Restricted investments in marketable securities, comprised principally of fixed interest rate securities, are considered to be available-for-sale and accordingly are reported at fair value with unrealized gains and losses, net of related tax effects, included within accumulated other comprehensive loss, a separate component of stockholders’ deficit.  Fair values for fixed interest rate securities are based on quoted market prices.

A decline in the market value of any security below cost that is deemed other-than-temporary is charged to income, resulting in the establishment of a new cost basis for the security.  Realized gains and losses for securities classified as available-for-sale are derived using the specific identification method for determining the cost of securities sold.

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

Total depreciation expense from continuing operations for the years ended December 31, 2016, 2015 and 2014 was $234.7 million, $218.8 million, and $184.3 million, respectively.

Identifiable Intangible Assets and Goodwill

Definite-lived intangible assets consist of management contracts, customer relationships and favorable leases.  These assets are amortized in accordance with the authoritative guidance for intangible assets using the straight-line method over their estimated useful lives.  Indefinite-lived intangible assets primarily consist of trade names.

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

The Company performs an assessment of qualitative factors prior to the use of the two step quantitative method to determine if goodwill has been impaired.  If such qualitative assessment does not indicate that it is more likely than not the fair value of the reporting is less than its carrying value, no further analysis is required.  If required, the Company performs a quantitative goodwill impairment test which involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any. The Company performs its annual impairment assessment for its reporting units as of September 30 of each year or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired.    See Note 19 – “Asset Impairment Charges.”

Self-Insurance Risks

The Company provides for self-insurance risks for both general and professional liability and workers’ compensation claims based on estimates of the ultimate costs for both reported claims and claims incurred but not reported.  Estimated losses from asserted and incurred but not reported claims are accrued based on the Company’s estimates of the ultimate costs of the claims, which includes costs associated with litigating or settling claims, and the relationship of past reported incidents to eventual claims payments.  All relevant information, including the Company’s own historical experience, the nature and extent of existing asserted claims and reported incidents, and independent actuarial analyses of this information is used in estimating the expected amount of claims.  The reserves for loss for workers’ compensation risks are discounted based on actuarial estimates of claim payment patterns whereas the reserves for general and professional liability are recorded on an undiscounted basis.  The Company also considers amounts that may be recovered from excess insurance carriers in estimating the ultimate net liability for such risks.  See Note 21 – “Commitments and Contingencies – Loss Reserves For Certain Self-Insured Programs – General and Professional Liability and Workers’ Compensation.”

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

Earnings (Loss) Per Common Share

Earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the respective periods. The Company follows the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities for purposes of calculating earnings per common share.  See Note 5 – “Loss Per Share.”

Stock-Based Compensation

The Company recognizes compensation expense related to stock-based compensation awards in accordance with the related authoritative guidance. See Note 14 – “Stock-Based Compensation.”

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which changes the requirements for recognizing revenue when entities enter into contracts with customers. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (ASU 2016-20), which serves to narrow aspects of the guidance issued in ASU 2014-09. The adoption of ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. There are two allowed adoption methods, (1) the full retrospective method, or (2) the modified retrospective method.  The full retrospective method requires recognition of the cumulative effect of applying the new standard at the earliest period presented.  The modified retrospective method requires recognition of the cumulative effect of applying the new standard at the date of initial application. The Company will adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective method.  The Company’s evaluation of the impact of ASU 2014-09 has been ongoing since its original issuance and will continue into 2017 before it is in a position to conclude on the total effect it and ASU 2016-20 will have on its consolidated financial condition and results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short-term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. The guidance is effective for annual and interim periods beginning after December 15, 2018, and will require application of the new guidance at the beginning of the earliest comparable period presented. The Company will adopt ASU 2016-02 effective January 1, 2019. ASU 2016-02 must be adopted using a modified retrospective transition. The adoption of ASU 2016-02 is expected to have a material impact on the Company’s financial position. The Company is still evaluating the impact on its results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which is intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted.  The Company is still evaluating the effect, if any, ASU 2016-09 will have on its consolidated financial condition and results of operations.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (230): Restricted Cash (ASU 2016-18), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The adoption of ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period. The Company is still evaluating the effect, if any, ASU 2016-18 will have on the Company’s consolidated statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-01,  Business Combination (805): Clarifying the Definition of a Business (ASU 2017-01), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The adoption of ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted in certain circumstances.  The

Company is still evaluating the effect, if any, ASU 2017-01 will have on the Company’s consolidated financial condition and results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which serves to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The adoption of ASU 2017-04 is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company is still evaluating the effect, if any, ASU 2017-04 will have on the Company’s consolidated financial condition and results of operations.

(3)Certain Significant Risks and Uncertainties

Revenue Sources

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care facilities that utilize its rehabilitation therapy and other services.  The Company’s inpatient services segment derives approximately 79% of its revenue from Medicare and various state Medicaid programs.  The following table depicts the Company’s inpatient services segment revenue by source for the years ended December 31, 2016, 2015 and 2014.

	Year ended December 31,
	2016	2015	2014
Medicare	24%	26%	27%
Medicaid	55%	53%	53%
Insurance	11%	11%	10%
Private and other	10%	10%	10%
Total	100%	100%	100%

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

Because FC-GEN’s pre-transaction owners held an approximately 58% direct controlling interest in Skilled and a 74.25% economic and voting interest in the combined company, FC-GEN is considered to be the acquirer of Skilled for accounting purposes. Following the closing of the Combination, the combined results of Skilled and FC-GEN are consolidated with approximately 42% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity. The 42% direct noncontrolling economic interest is in the form of Class A common units of FC-GEN that are exchangeable on a 1 to 1 basis to public shares of the Company. The 42% direct noncontrolling economic interest will continue to decrease as Class A common units of FC-GEN are exchanged for public shares of the Company.  Since the Combination, there have been conversions of 600,000 Class A common units, resulting in a dilution of the direct non-controlling interest to 41%.

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

For the year ended December 31, 2015, the Company incurred transaction costs of $89.2 million, consisting of approximately $31.6 million of accounting, investment banking, legal and other costs associated with the transaction, management incentive compensation charges of $54.6 million, and a $3.0 million transaction advisory fee paid to an affiliate of the Company’s sponsors .  The Company also incurred $17.8 million of deferred financing fees associated with the debt financing of the Combination.

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

Pro forma information

The acquired business contributed net revenues of $832.0 million and net loss of $10.5 million to the Company for the period from February 1, 2015 to December 31, 2015. The unaudited pro forma net effect of the Combination assuming the acquisition occurred as of January 1, 2014 is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2015	2014
Revenues	$5,690,512	$5,601,336
Loss attributable to Genesis Healthcare, Inc.	(315,329)	(118,071)

Loss per common share:
Basic	$(3.54)	$(1.32)
Diluted	$(3.54)	$(1.51)

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

On September 1, 2016, the Company acquired the five remaining skilled nursing facilities from Revera for a purchase price of $39.4 million.  During the period from December 1, 2015 through August 31, 2016, the Company managed the operations of these facilities.  The acquisition was financed through a real estate bridge loan for $37.0 million.  See Note 10 – “Long-Term Debt – Real Estate Bridge Loans.”

Sale of Kansas ALFs

On January 1, 2016, the Company sold 18 Kansas assisted/senior living facilities acquired in the Combination for $67.0 million. Of the proceeds received, $54.2 million were used to pay down partially the Real Estate Bridge Loans.  See Note 10 – “Long-Term Debt – Real Estate Bridge Loans.”

Sale of Hospice and Home Health

In March 2016, the Company signed an agreement with FC Compassus LLC, a nationwide network of community-based hospice and palliative care programs, to sell its hospice and home health operations for $84 million. Effective May 1, 2016, the Company completed the sale and received $72 million in cash and a $12 million short-term note.  The sale resulted in a gain of $43.4 million and a derecognition of goodwill and identifiable intangible assets of $30.8 million.  The cash proceeds were used to pay down partially the Company’s Term Loan Facility.  See Note 10 – “Long-Term Debt – Term Loan Facility and New Term Loan Agreement.” Through the asset purchase agreement, the Company retained certain liabilities.  See Note 21 – “Commitments and Contingencies – Legal Proceedings - Creekside Hospice Litigation.”  Certain members of the Company’s board of directors indirectly beneficially hold ownership interests in FC Compassus LLC totaling less than 10% in the aggregate.

HUD Insured Loans

During the year ended December 31, 2016, the Company closed on the HUD insured financings of 28 skilled nursing facilities for $205.3 million.  The total proceeds from the financings were used to pay down partially the Real Estate Bridge Loans.  See Note 10 – “Long-Term Debt – Real Estate Bridge Loans.”

Divestiture of Non-Strategic Facilities and Investments

On October 18, 2016, the Company completed the divesture of nine underperforming leased assisted living facilities in the states of Pennsylvania, Delaware and West Virginia.  The nine facilities had annual revenue of $22.5 million and $3.3 million of pre-tax net loss.  The divestiture resulted in a recognized gain of $19.8 million resulting from the write-off of the facilities’ financing obligation balance partially offset by the retirement of the asset subject to financing obligation.

On October 23, 2016, the Company entered into a purchase and sale agreement to sell 18 facilities (16 owned and 2 leased) in the states of Kansas, Missouri, Nebraska and Iowa.  The transaction will mark an exit from the inpatient business in these states.  Closing is subject to licensure and other regulatory approvals.  The 18 facilities have annual revenue of $110.1 million, pre-tax net loss of $10.7 million and total assets of $80 million.  Sale proceeds of approximately $80 million, net of transaction costs, will principally be used to repay the Company’s indebtedness.  The assets and liabilities of the 16 owned facilities subject to sale have been presented as assets held for sale at December 31, 2016.  See Note 20 – “Assets Held for Sale and Discontinued Operations.”

On December 15, 2016, the Company completed the divestiture of a previously closed leased skilled nursing facility in the state of Maryland.  The divestiture resulted in a recognized gain of $1.9 million resulting from the write-off of the facility’s financing obligation balance.  See Note 18 – “Other Income.”

On December 22, 2016, the Company received an escrow release of $5.0 million associated with a pending sale of five skilled nursing facilities located in California the Company owns and leases to a third party operator.  The sale failed to be completed by the closing date dictated in the sale agreement and the funds held in escrow were released to the Company.  The Company recorded the $5.0 million as a gain.  See Note 18 – “Other Income.”

On December 31, 2016, the Company sold its 50% joint venture interest in a pharmacy company for $5.4 million.  The Company wrote off its joint venture investment of $1.5 million and recorded a gain on sale of $3.9 million.  See Note 18 – “Other Income.”

New Master Leases

On November 1, 2016, Welltower sold the real estate of 64 facilities to Second Spring Healthcare Investments (Second Spring), a joint venture formed by affiliates of Lindsay Goldberg LLC, a private investment firm, and affiliates of Omega.  The Company will continue to operate the facilities pursuant to its new lease with affiliates of Second Spring effective November 1, 2016 and there will be no change in the operations of these facilities.

The 64 facilities had been included in the Company’s master lease with Welltower and were historically subject to 3.4% annual escalators, which were scheduled to decrease to 2.9% annual escalators effective April 1, 2017. Under the new lease with Second Spring, initial annual rent for the 64 properties is reduced approximately 5% to $103.9 million and annual escalators will decrease to 1.0% after year 1, 1.5% after year 2, and 2.0% thereafter.  The more favorable lease terms are expected to reduce the Company’s cumulative rent obligations through January 2032 by $297 million.  As part of the transaction, the Company issued a note totaling $51.2 million to Welltower, with a maturity date of October 30, 2020.  See Note 10 – “Long-Term Debt – Notes Payable.”

On December 23, 2016, Welltower sold the real estate of 28 additional facilities to Cindat Best Years Welltower JV LLC (CBYW), a joint venture among Welltower, Cindat Capital Management Ltd., and Union Life Insurance Co., Ltd. The Company will continue to operate the facilities pursuant to its new lease with affiliates of CBYW effective December 23, 2016 and there will be no change in the operations of these facilities.

The 28 facilities were included in the Company’s master lease with Welltower and had been subject to 3.4% annual escalators, which were scheduled to decrease to 2.9% annual escalators effective April 1, 2017. Under the new lease, the 28 properties’ initial annual rent is reduced by approximately 5% to $54.5 million and the annual escalators are decreased to 2.0%. The more favorable lease terms are expected to reduce the Company’s cumulative rent obligations by $143.0 million through January 2032.  As part of the transaction, the Company issued (2) five-year notes totaling $23.7 million to Welltower. The first note is a convertible note for $12.0 million and has a maturity date of December 15, 2021.  The note is exchangeable for 3.0 million shares of common stock. The second note is a non-convertible note for $11.7 million and has a maturity date of December 15, 2021.  See Note 10 – “Long-Term Debt – Notes Payable.”

The new master leases resulted in a reduction in financing obligation of $208.9 million, a step-down in capital lease asset and obligation of $21.4 million, establishment of notes payable of $74.8 million and a gain on leased facilities sold to new landlord and operating under new lease agreements of $134.1 million, which is included in other income on the consolidated statements of operations.  See Note 18 – “Other Income.”

(5)Loss Per Share

The Company has three classes of common stock.  Classes A and B are identical in economic and voting interests.  Class C has a 1:1 voting ratio with each of the other two classes, representing the voting interests of the noncontrolling interest of the legacy FC-GEN owners. See Note 4 – “Significant Transactions and Events – the Combination with Skilled.” Class C common stock is a participating security; however, it shares in a de minimis economic interest and is therefore excluded from the denominator of the basic earnings (loss) per share (EPS) calculation.

Basic EPS was computed by dividing net loss by the weighted-average number of outstanding common shares for the period. Diluted EPS is computed by dividing loss plus the effect of assumed conversions (if applicable) by the weighted-average number of outstanding shares after giving effect to all potential dilutive common stock.

A reconciliation of the numerator and denominator used in the calculation of basic net loss per common share follows (in thousands, except per share data):

	Year ended December 31,
	2016	2015	2014
Numerator:
Loss from continuing operations	$(118,078)	$(525,549)	$(237,485)
Less: Net (loss) income attributable to noncontrolling interests	(54,038)	(100,573)	2,456
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(64,040)	$(424,976)	$(239,941)
Income (loss) from discontinued operations, net of taxes	27	(1,219)	(14,044)
Net loss attributable to Genesis Healthcare, Inc.	$(64,013)	$(426,195)	$(253,985)
Denominator:
Weighted-average shares outstanding for basic net loss per share	89,873	85,755	49,865
Basic net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(0.71)	$(4.96)	$(4.81)
(Loss) income from discontinued operations, net of taxes	0.00	(0.01)	(0.28)
Net loss attributable to Genesis Healthcare, Inc.	$(0.71)	$(4.97)	$(5.09)

A reconciliation of the numerator and denominator used in the calculation of diluted net loss per common share follows (in thousands, except per share data):

	Year ended December 31,
	2016	2015	2014
Numerator:
Loss from continuing operations	$(118,078)	$(525,549)	$(237,485)
Less: Net (loss) income attributable to noncontrolling interests	(54,038)	(100,573)	2,456
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(64,040)	$(424,976)	$(239,941)
Income (loss) from discontinued operations, net of taxes	27	(1,219)	(14,044)
Net loss attributable to Genesis Healthcare, Inc.	$(64,013)	$(426,195)	$(253,985)
Plus: Exchange of restricted stock units of noncontrolling interests	(61,258)	—	—
Net loss available to common stockholders after assumed conversions	$(125,271)	$(426,195)	$(253,985)
Denominator:
Weighted-average shares outstanding for diluted net loss per share	89,873	85,755	49,865
Effect of dilutive shares:
Exchange of restricted stock units of noncontrolling interests	64,340	—	—
Employee and director unvested restricted stock units	(1,681)	—	—
Dilutive potential common shares	62,659	—	—
Adjusted weighted-average common shares outstanding, diluted	152,532	85,755	49,865
Diluted net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(0.82)	$(4.96)	$(4.81)
Loss income from discontinued operations, net of taxes	0.00	(0.01)	(0.28)
Net loss attributable to Genesis Healthcare, Inc.	$(0.82)	$(4.97)	$(5.09)

The following were excluded from net income attributable to Genesis Healthcare, Inc. and the weighted-average diluted shares computation for the years ended December 31, 2016, 2015 and 2014, as their inclusion would have been anti-dilutive (in thousands):

	Year ended December 31,
	2016		2015		2014
	Net loss		Net loss		Net loss
	attributable to		attributable to		attributable to
	Genesis	Antidilutive	Genesis	Antidilutive	Genesis	Antidilutive
	Healthcare, Inc.	shares	Healthcare, Inc.	shares	Healthcare, Inc.	shares
Exchange of restricted stock units of noncontrolling interests	$—	—	$(54,761)	58,810	$—	—
Employee and director unvested restricted stock units	—	1,715	—	124	—	—
Convertible notes	(11)	74	—	—	—	—

As of December 31, 2016, there were 63,849,380 units attributed to the noncontrolling interests outstanding.  See Note 4 – “Significant Transactions and Events – the Combination with Skilled.”  In addition to the outstanding units attributed to the noncontrolling interests, the conversion of all of those units will result in the issuance of an incremental 11,117 shares of Class A common stock.  In the year ended December 31, 2016, 984,849 and 90,914 shares vested and 886,056 and 90,914 were issued with respect to the June 3, 2015 and October 26, 2015 grants.  On June 8, 2016, 4,339,932 restricted stock awards were granted to employees and 360,000 restricted stock awards to non-employee directors.  On August 5, 2016, an additional 503,834 restricted stock awards were granted to employees.

In the year ended December 31, 2016, the Company issued a debt instrument which is convertible into 3,000,000 shares of Class A Common stock.  Because the Company is in a net loss position for the year ended December 31, 2016, the impact of the assumed conversion of the convertible debt to common stock and the related tax implications are anti-dilutive to EPS.

(6)Segment Information

The Company has three reportable operating segments: (i) inpatient services; (ii) rehabilitation therapy services; and (iii) other services. For additional information on these reportable segments see Note 1 – “General Information – Description of Business.”

A summary of the Company’s segmented revenues follows:

	Year ended December 31,
	2016		2015		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
Revenues:
Inpatient services:
Skilled nursing facilities	$4,783,117	83.4%	$4,597,671	81.7%	$185,446	4.0%
Assisted/Senior living facilities	115,956	2.0%	143,321	2.6%	(27,365)	(19.1)%
Administration of third party facilities	10,969	0.2%	9,488	0.2%	1,481	15.6%
Elimination of administrative services	(1,406)	—%	(1,800)	—%	394	(21.9)%
Inpatient services, net	4,908,636	85.6%	4,748,680	84.5%	159,956	3.4%

Rehabilitation therapy services:
Total therapy services	1,070,314	18.7%	1,099,130	19.6%	(28,816)	(2.6)%
Elimination intersegment rehabilitation therapy services	(408,687)	(7.1)%	(429,828)	(7.6)%	21,141	(4.9)%
Third party rehabilitation therapy services	661,627	11.6%	669,302	11.9%	(7,675)	(1.1)%

Other services:
Total other services	185,521	3.2%	240,350	4.3%	(54,829)	(22.8)%
Elimination intersegment other services	(23,354)	(0.4)%	(39,108)	(0.7)%	15,754	(40.3)%
Third party other services	162,167	2.8%	201,242	3.6%	(39,075)	(19.4)%

Net revenues	$5,732,430	100.0%	$5,619,224	100.0%	$113,206	2.0%

	Year ended December 31,
	2015		2014		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
Revenues:
Inpatient services:
Skilled nursing facilities	$4,597,671	81.7%	$3,924,571	82.3%	$673,100	17.2%
Assisted/Senior living facilities	143,321	2.6%	107,034	2.2%	36,287	33.9%
Administration of third party facilities	9,488	0.2%	10,297	0.2%	(809)	(7.9)%
Elimination of administrative services	(1,800)	—%	(2,089)	—%	289	(13.8)%
Inpatient services, net	4,748,680	84.5%	4,039,813	84.7%	708,867	17.5%

Rehabilitation therapy services:
Total therapy services	1,099,130	19.6%	990,081	20.8%	109,049	11.0%
Elimination intersegment rehabilitation therapy services	(429,828)	(7.6)%	(385,721)	(8.1)%	(44,107)	11.4%
Third party rehabilitation therapy services	669,302	11.9%	604,360	12.7%	64,942	10.7%

Other services:
Total other services	240,350	4.3%	154,011	3.2%	86,339	56.1%
Elimination intersegment other services	(39,108)	(0.7)%	(30,104)	(0.6)%	(9,004)	29.9%
Third party other services	201,242	3.6%	123,907	2.6%	77,335	62.4%

Net revenues	$5,619,224	100.0%	$4,768,080	100.0%	$851,144	17.9%

A summary of the Company’s condensed consolidated statement of operations follows:

	Year ended December 31, 2016
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$4,910,042	$1,070,314	$184,775	$746	$(433,447)	$5,732,430
Salaries, wages and benefits	2,342,362	901,578	125,773	—	—	3,369,713
Other operating expenses	1,720,199	79,056	47,831	—	(433,447)	1,413,639
General and administrative costs	—	—	—	186,062	—	186,062
Provision for losses on accounts receivable	89,838	16,905	1,260	(188)	—	107,815
Lease expense	142,717	89	1,490	1,948	—	146,244
Depreciation and amortization expense	223,007	12,288	970	18,194	—	254,459
Interest expense	434,938	57	39	93,510	—	528,544
Loss on extinguishment of debt	—	—	—	16,290	—	16,290
Investment income	—	—	—	(3,018)	—	(3,018)
Other income	—	—	—	(207,070)	—	(207,070)
Transaction costs	—	—	—	7,928	—	7,928
Long-lived asset impairments	—	—	—	35,431	—	35,431
Skilled Healthcare and other loss contingency expense	—	—	—	15,192	—	15,192
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(5,452)	2,166	(3,286)
(Loss) income before income tax benefit	(43,019)	60,341	7,412	(158,081)	(2,166)	(135,513)
Income tax benefit	—	—	—	(17,435)	—	(17,435)
(Loss) income from continuing operations	$(43,019)	$60,341	$7,412	$(140,646)	$(2,166)	$(118,078)

	Year ended December 31, 2015
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$4,750,480	$1,099,130	$238,585	$1,765	$(470,736)	$5,619,224
Salaries, wages and benefits	2,248,197	898,226	143,397	—	—	3,289,820
Other operating expenses	1,684,487	74,210	70,770	—	(470,484)	1,358,983
General and administrative costs	—	—	—	175,889	—	175,889
Provision for losses on accounts receivable	80,998	17,604	2,704	(785)	—	100,521
Lease expense	146,329	106	2,316	1,779	(254)	150,276
Depreciation and amortization expense	206,026	12,931	1,227	17,433	—	237,617
Interest expense	423,393	31	40	84,635	(290)	507,809
Loss on extinguishment of debt	—	—	—	130	—	130
Investment (income) loss	—	—	—	(1,967)	290	(1,677)
Other income	—	—	—	(1,400)	—	(1,400)
Transaction costs	—	—	—	96,374	—	96,374
Long-lived asset impairments	—	—	—	28,546	—	28,546
Skilled Healthcare and other loss contingency expense	—	—	—	31,500	—	31,500
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(3,931)	1,792	(2,139)
(Loss) income before income tax expense	(38,950)	96,022	18,131	(426,438)	(1,790)	(353,025)
Income tax expense	—	—	—	172,524	—	172,524
(Loss) income from continuing operations	$(38,950)	$96,022	$18,131	$(598,962)	$(1,790)	$(525,549)

	Year ended December 31, 2014
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$4,041,902	$990,081	$153,397	$614	$(417,914)	$4,768,080
Salaries, wages and benefits	1,987,550	817,144	99,400	—	—	2,904,094
Other operating expenses	1,417,738	62,032	47,844	—	(417,915)	1,109,699
General and administrative costs	—	—	—	147,063	—	147,063
Provision for losses on accounts receivable	54,582	16,500	6,618	(30)	—	77,670
Lease expense	130,005	176	821	896	—	131,898
Depreciation and amortization expense	165,105	11,055	917	16,598	—	193,675
Interest expense	393,521	4	19	49,678	(498)	442,724
Loss on extinguishment of debt	—	—	—	1,133	—	1,133
Investment income	—	—	—	(3,897)	498	(3,399)
Other income	—	—	—	(138)	—	(138)
Transaction costs	—	—	—	13,353	—	13,353
Long-lived asset impairments	—	—	—	31,399	—	31,399
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,284)	1,700	416
(Loss) income before income tax benefit	(106,599)	83,170	(2,222)	(254,157)	(1,699)	(281,507)
Income tax benefit	—	—	—	(44,022)	—	(44,022)
(Loss) income from continuing operations	$(106,599)	$83,170	$(2,222)	$(210,135)	$(1,699)	$(237,485)

The following table presents the segment assets as of December 31, 2016 compared to December 31, 2015 (in thousands):

	December 31, 2016	December 31, 2015
Inpatient services	$5,194,811	$5,437,518
Rehabilitation services	454,723	442,969
Other services	67,348	91,775
Corporate and eliminations	62,319	87,687
Total assets	$5,779,201	$6,059,949

The following table presents segment goodwill as of December 31, 2016 compared to December 31, 2015 (in thousands):

	December 31, 2016	December 31, 2015
Inpatient services	$355,070	$357,649
Rehabilitation services	73,814	73,098
Other services	11,828	39,272
Total goodwill	$440,712	$470,019

With the sale of the Company’s hospice and home health operations effective May 1, 2016, the Company derecognized goodwill of $27.4 million.  See Note 4 – “Significant Transactions and Events – Sale of Hospice and Home Health.”

(7)Restricted Cash and Investments in Marketable Securities

The current portion of restricted cash and investments in marketable securities principally represents an estimate of the level of outstanding self-insured losses the Company expects to pay in the succeeding year through its wholly owned captive insurance company.  See Note 21 – “Commitments and Contingencies – Loss Reserves For Certain Self-Insured Programs.”

Restricted cash and investments in marketable securities at December 31, 2016 consist of the following (in thousands):

			Unrealized losses
	Amortized	Unrealized	Less than	Greater than
	cost	gains	12 months	12 months	Fair value
Restricted cash and equivalents:
Cash	$11,515	$—	$—	$—	$11,515
Money market funds	537	—	—	—	537
Restricted investments in marketable securities:
Mortgage/government backed securities	16,947	9	(16)	(96)	16,844
Corporate bonds	65,563	68	(43)	(283)	65,305
Government bonds	61,399	699	(60)	(213)	61,825
	$155,961	$776	$(119)	$(592)	156,026
Less: Current portion of restricted investments					(43,555)
Long-term restricted investments					$112,471

Restricted cash and investments in marketable securities at December 31, 2015 consist of the following (in thousands):

			Unrealized losses
	Amortized	Unrealized	Less than	Greater than
	cost	gains	12 months	12 months	Fair value
Restricted cash and equivalents:
Cash	$33,698	$—	$—	$—	$33,698
Money market funds	672	—	—	—	672
Restricted investments in marketable securities:
Mortgage/government backed securities	13,251	—	—	(49)	13,202
Corporate bonds	82,912	138	(117)	(350)	82,583
Government bonds	67,549	708	(197)	(88)	67,972
	$198,082	$846	$(314)	$(487)	198,127
Less: Current portion of restricted investments					(52,917)
Long-term restricted investments					$145,210

Maturities of restricted investments yielded proceeds of $38.6 million, $26.2 million and $22.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Sales of investments yielded proceeds of $34.1 million, $15.1 million and $7.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Associated gross realized gain and (loss) for the year ended December 31, 2016 were $0.5 million and $(0.9) million, respectively.  Associated gross realized gain and (loss) for the year ended December 31, 2015 were $0.1 million and $(0.8) million, respectively.  Associated gross realized gain and (loss) for the year ended December 31, 2014 were $0.8 million and $(0.3) million, respectively.

The majority of the Company’s investments are investment grade government and corporate debt securities that have maturities of five years or less, and the Company has both the ability and intent to hold the investments until maturity.

Restricted investments in marketable securities held at December 31, 2016 mature as follows (in thousands):

	Amortized	Fair
	cost	value
Due in one year or less	$49,230	$49,208
Due after 1 year through 5 years	88,531	88,645
Due after 5 years through 10 years	6,148	6,121
	$143,909	$143,974

Actual maturities may differ from stated maturities because borrowers may have the right to call or prepay certain obligations and may exercise that right with or without prepayment penalties.

The Company has issued letters of credit totaling $123.2 million at December 31, 2016 to its third party administrators and the Company’s excess insurance carriers.  Restricted cash of $9.4 million and restricted investments with an amortized cost of $143.8 million and a market value of $142.9 million are pledged as security for these letters of credit as of December 31, 2016.

(8)Property and Equipment

Property and equipment consisted of the following as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016	December 31, 2015
Land, buildings and improvements	$673,092	$714,766
Capital lease land, buildings and improvements	818,273	903,977
Financing obligation land, buildings and improvements	2,584,178	2,644,307
Equipment, furniture and fixtures	447,767	436,300
Construction in progress	49,859	24,665
Gross property and equipment	4,573,169	4,724,015
Less: accumulated depreciation	(807,776)	(638,768)
Net property and equipment	$3,765,393	$4,085,247

For the years ended December 31, 2016 and 2015, the Company recognized long-lived impairment charges of $32.1 million and $26.8 million, respectively.

In the fourth quarter of 2016, the Company entered into a purchase and sale agreement to sell 18 facilities ( 16 owned and 2 leased) in the states of Kansas, Missouri, Nebraska and Iowa.  The assets and liabilities of the 16 owned facilities subject to sale have been presented as assets held for sale at December 31, 2016.  See Note 20 – “Assets Held for Sale and Discontinued Operations.”  $70.8 million and $16.5 million has been reclassified from “land, buildings and improvements” and “equipment, furniture and fixtures”, respectively, at December 31, 2016.

(9)Goodwill and Identifiable Intangible Assets

The changes in the carrying value of goodwill are as follows (in thousands):

Total
Balance at December 31, 2014	$169,681

Skilled Combination	267,050
Acquisition from Revera	32,452
Other goodwill additions	836
Balance at December 31, 2015	$470,019

Acquisition from Revera	3,354
Sale of hospice and home health	(27,444)
Goodwill associated with assets held for sale	(5,933)
Other goodwill additions	716
Balance at December 31, 2016	$440,712

The Company has no accumulated amortization of goodwill.

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.

Identifiable intangible assets consist of the following at December 31, 2016 and 2015 (in thousands):

	2016	Weighted Average Remaining Life (Years)
Customer relationship assets, net of accumulated amortization of $43,862	$67,348	9
Management contracts, net of accumulated amortization of $17,872	14,651	2
Favorable leases, net of accumulated amortization of $29,421	43,011	10
Trade names	50,556	Indefinite
Identifiable intangible assets	$175,566

	2015	Weighted Average Remaining Life (Years)
Customer relationship assets, net of accumulated amortization of $34,336	$78,493	10
Management contracts, net of accumulated amortization of $8,093	22,807	3
Favorable leases, net of accumulated amortization of $24,141	54,711	10
Trade names	53,956	Indefinite
Identifiable intangible assets	$209,967

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

Amortization expense from continuing operations related to customer relationship assets, which is included in depreciation and amortization expense, for the years ended December 31, 2016, 2015 and 2014 was $10.3 million, $10.3 million and $9.1 million, respectively.

Amortization expense from continuing operations related to management contracts, which is included in depreciation and amortization expense, for the years ended December 31, 2016, 2015 and 2014 was $9.0 million, $8.1 million and $0.0 million, respectively.

Amortization expense from continuing operations related to favorable leases, which is included in lease expense, for the years ended December 31, 2016, 2015 and 2014 was $8.1 million, $8.4 million and $9.3 million, respectively.

Based upon amounts recorded at December 31, 2016, total estimated amortization expense of identifiable intangible assets will be $26.4 million in 2017, $22.3 million in 2018, $16.8 million in 2019, $11.4 million in 2020, and $10.5 million in 2021 and $37.5 million, thereafter.

Asset impairment charges of $3.3 million, $1.8 million and $3.0 million were recognized on favorable lease assets in the years ended December 31, 2016, 2015 and 2014 associated with the write-down of underperforming properties.  See Note 19 – “Asset Impairment Charges – Long-Lived Assets with a Definite Useful Life.”

(10)Long-Term Debt

Long-term debt at December 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Revolving credit facilities, net of debt issuance costs of $9,220 at December 31, 2016 and $10,254 at December 31, 2015	$383,630	$352,746
Term loan facility, net of original issue discount of $7,475 and net of debt issuance costs of $10,129 at December 31, 2015	—	210,842
New term loan agreement, net of debt issuance costs of $3,859 at December 31, 2016	116,174	—
Real estate bridge loans, net of debt issuance costs of $4,400 at December 31, 2016 and $9,567 at December 31, 2015	313,549	484,533
HUD insured loans, net of debt issuance costs of $4,773 at December 31, 2016 and $1,395 at December 31, 2015	241,570	106,250
Notes payable, net of convertible debt discount of $990 at December 31, 2016	73,829	—
Mortgages and other secured debt (recourse)	13,235	13,934
Mortgages and other secured debt (non-recourse), net of debt issuance costs of $131 at December 31, 2016 and $176 at December 31, 2015	29,157	30,331
	1,171,144	1,198,636
Less: Current installments of long-term debt	(24,594)	(12,477)
Long-term debt	$1,146,550	$1,186,159

Revolving Credit Facilities

In connection with the Combination, on February 2, 2015 the Company entered into new revolving credit facilities and terminated its former revolving credit facilities.  The new revolving credit facilities (the Revolving Credit Facilities) consist of a senior secured, asset-based revolving credit facility of up to $550 million under four separate tranches:  Tranche A-1, Tranche A-2, FILO Tranche and HUD Tranche.  Interest accrues at a per annum rate equal to either (x) a base rate (calculated as the highest of the (i) prime rate, (ii) the federal funds rate plus 3.00%, or (iii) LIBOR plus the excess of the applicable margin between LIBOR loans and base rate loans) plus an applicable margin or (y) LIBOR plus an applicable margin.  The applicable margin is based on the level of commitments for all four tranches, and in regards to LIBOR loans (i) for Tranche A-1 ranges from 3.25% to 2.75%; (ii) for Tranche A-2 ranges from 3.00% to 2.50%; (iii) for FILO Tranche is 5.00%; and (iv) for HUD Tranche is from 3.00% to 2.5%.  The Revolving Credit Facilities mature on February 2, 2020.  Borrowing levels under the Revolving Credit Facilities are limited to a borrowing base that is computed based upon the level of the Company’s eligible accounts receivable, as defined therein.  In addition to paying interest on the outstanding principal borrowed under the Revolving Credit Facilities, the Company is required to pay a commitment fee to the lenders for any unutilized commitments.  The commitment fee rate ranges from 0.375% per annum to 0.50% depending upon the level of unused commitment.

On July 29, 2016, the Company entered into an amendment (the ABL Amendment) to its Revolving Credit Facilities. Among other things, the ABL Amendment (i) modifies financial covenants to provide additional flexibility to the Company; (ii) permits the Company to enter into certain other transactions; (iii) permits quarterly amortization of the FILO Tranche at the option of lenders through 2017; and (iv) increases the interest rate margin applicable to the revolving loans under the ABL Credit Agreement (the New Applicable Margin). The New Applicable Margin for LIBOR loans increased (i) for Tranche A-1 loans, from a range of 2.75% to 3.25% to a range of 3.00% to 3.50%; (ii) for Tranche A-2 loans, from a range of 2.50% to 3.00% to a range of 3.00% to 3.50%; (iii) for FILO Tranche, from 5.00% to 6.00%; and (iv) the HUD Tranche was not amended.  The New Applicable Margin for Base Rate (calculated as the highest of the

(i) prime rate, (ii) the federal funds rate plus 3.00%, or (iii) LIBOR plus the excess of the applicable margin between LIBOR loans and base rate loans) loans increased (i) for Tranche A-1 loans, from a range of 1.75% to 2.25% to a range of 2.00% to 2.50%, (ii) for Tranche A-2 loans, from a range of 1.50% to 2.00% to a range of 2.00% to 2.50%; (iii) for FILO Tranche, from 4.00% to 5.00%; and (iv) the HUD Tranche was not amended remaining at a range of 1.50% to 2.00%.

The amended Revolving Credit Facilities contain financial, affirmative and negative covenants, and events of default that are substantially identical to those of the New Term Loan Agreement (as defined below), but also contain a minimum liquidity covenant and a springing minimum fixed charge coverage covenant tied to the minimum liquidity requirement.  The most restrictive financial covenant is the maximum leverage ratio which requires the Company to maintain a leverage ratio, as defined, of no more than 6.0 to 1.0 through March of 2017 and stepping down over the course of the loan to 4.0 to 1.0 beginning in 2020.

Borrowings and interest rates under the four tranches were as follows at December 31, 2016:

			Weighted
			Average
Revolving Credit Facilities	Commitment	Borrowings	Interest
FILO tranche	$18,750	$18,750	6.77%
Tranche A-1	440,000	305,000	4.76%
Tranche A-2	50,000	43,300	4.19%
HUD tranche	35,000	25,800	3.57%
	$543,750	$392,850	4.72%

As of December 31, 2016, the Company had a total borrowing base capacity of $521.6 million with outstanding borrowings under the Revolving Credit Facilities of $392.9 million and had $59.2 million of drawn letters of credit securing insurance and lease obligations, leaving the Company with approximately $69.5 million of available borrowing capacity under the Revolving Credit Facilities.

Term Loan Facility and New Term Loan Agreement

Prior to the Combination, FC-GEN and certain of its subsidiaries became party to a five-year term loan facility (the Term Loan Facility).  The Term Loan Facility was secured by a first priority lien on the membership interests in FC-GEN and on substantially all of the Company’s and its subsidiaries’ assets other than collateral held on a first priority basis by the Revolving Credit Facilities lender.  Borrowings under the Term Loan Facility bore interest at a rate per annum equal to the applicable margin plus, at the Company’s option, either (x) LIBOR or (y) a base rate determined by reference to the highest of (i) the lender defined prime rate, (ii) the federal funds rate effective plus one half of one percent and (iii) LIBOR described in subclause (x) plus 1.0%.  LIBOR based loans were subject to an interest rate floor of 1.5% and base rate loans were subject to a floor of 2.5%.  The Term Loan Facility was set to mature on the earliest of (i) December 4, 2017 and (ii) 90 days prior to the maturity of the Skilled Real Estate Bridge Loan, including extensions.  On July 29, 2016, the Company paid the outstanding balance of $153.4 million under the Term Loan Facility.  In addition, the Company paid an early termination fee of approximately $3.1 million. The Term Loan Facility and all guarantees and liens related thereto were terminated upon such payments.

On July 29, 2016, the Company and certain of its affiliates, including FC-GEN Operations Investment, LLC (the Borrower) entered into a four-year term loan agreement (the New Term Loan Agreement) with an affiliate of Welltower Inc. (Welltower) and an affiliate of Omega Healthcare Investors, Inc. (Omega).  The New Term Loan Agreement provides for term loans (the New Term Loans) in the aggregate principal amount of $120.0 million, with scheduled annual amortization of 2.5% of the initial principal balance in years one, two and three, and 5.0% in year four.  Borrowings under the New Term Loan Agreement bear interest at a rate equal to a LIBOR rate (subject to a floor of 1.00%) or an ABR rate (subject to a floor of 2.0%), plus in each case a specified applicable margin.   The initial applicable margin for LIBOR loans is 13.0% per annum and the initial applicable margin for ABR rate loans is 12.0% per annum.  At the Company’s election, with respect to either LIBOR or ABR rate loans, up to 2.0% of the interest may be paid either in cash or paid-in-kind.  The applicable interest rate on this loan was 14.0% as of December 31, 2016, with 2.0% of the interest to be paid-in-kind.  The proceeds of the New Term Loan, along with cash on hand, were used to repay all outstanding term loans and other obligations under the Term Loan Facility.  As of December 31, 2016, the New Term Loans had an outstanding principal balance of $120.0 million.

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

Real Estate Bridge Loans

In connection with the Combination on February 2, 2015, the Company entered into a $360.0 million real estate bridge loan (the Skilled Real Estate Bridge Loan), which was secured by a mortgage lien on the real property of the facilities and a second lien on certain receivables of the operators of such facilities.  The Skilled Real Estate Bridge Loan was subject to a 24-month term with two extension options of 90-days each and accrued interest at a rate equal to LIBOR, plus 6.75%, plus an additional margin that ranged up to 7.50% based on the aggregate number of days the Skilled Real Estate Bridge Loan was outstanding.  The interest rate was also subject to a LIBOR interest rate floor of 0.5%.  The Skilled Real Estate Bridge Loan was subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and / or refinance of the underlying facilities such net proceeds were required to be used to repay the outstanding principal balance of the Skilled Real Estate Bridge Loan.   The proceeds of the Skilled Real Estate Bridge Loan were used to repay Skilled’s first lien senior secured term loan, repay Skilled’s mortgage loans and asset based revolving credit facility with MidCap Financial with excess proceeds used to fund direct costs of the Combination with the Company.

In connection with the acquisition of Revera on December 1, 2015, the Company entered into a $134.1 million real estate bridge loan (the Revera Real Estate Bridge Loan).  On September 1, 2016, the Company acquired another five skilled nursing facilities from Revera drawing on the remaining available commitment of the Revera Real Estate Bridge Loan of $37.0 million.  The Revera Real Estate Bridge Loan was secured by a mortgage lien on the real property of the 20 facilities and subject to a 24-month term with two extension options of 90-days each and accrued interest at a rate equal to LIBOR, plus 6.75%, plus an additional margin that ranges up to 7.00% based on the aggregate number of days the Revera Real Estate Bridge Loan is outstanding, plus 0.25% multiplied by the result of dividing the number of percentage points by which the loan-to-value ratio, defined as the ratio, expressed as a percentage, of (i) the outstanding principal balance to (ii) the total appraised value of the facilities as of the closing date, exceeds 75% by five.  The interest rate is also subject to a LIBOR interest rate floor of 0.5%.  The Revera Real Estate Bridge Loan was subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and / or refinance of the underlying facilities such net proceeds were required to be used to repay the outstanding principal balance of the Revera Real Estate Bridge Loan.   The proceeds of the Revera Real Estate Bridge Loan were used to finance the acquisition of the 20 Revera facilities.

On December 22, 2016, the Skilled Real Estate Bridge Loan and the Revera Real Estate Bridge Loan were refinanced splitting the combined outstanding balances of $317.0 million associated with the two bridge loans into four separate bridge loan agreements (Welltower Bridge Loans).  The Welltower Bridge Loans have an effective date of October 1, 2016.  The Welltower Bridge Loans are subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and / or refinance of the underlying facilities such net proceeds were required to be used to repay the outstanding principal

balance of the Welltower Bridge Loans.   Each Welltower Bridge Loan has a maturity date of January 1, 2022 and a 10.0% interest rate that increases annually by 0.25% beginning January 1, 2018.  The Welltower Bridge Loans are secured by a mortgage lien on the real property of the 45 facilities and a second lien on certain receivables of the operators of 27 of the facilities.  The Welltower Bridge Loans have an outstanding principal balance of $317.0 million at December 31, 2016.  One of the Welltower Bridge Loans includes the debt associated with three skilled nursing facilities that have been reclassified as assets held for sale in the consolidated balance sheets at December 31, 2016. This Welltower Bridge Loan has a principal balance of $9.0 million.  See Note 20 – “Assets Held for Sale and Discontinued Operations.”

On April 1, 2016, the Company acquired one skilled nursing facility and entered into a $9.9 million real estate bridge loan.  On May 23, 2016, the Company acquired the real property of five skilled nursing facilities it operated under a leasing arrangement and entered into a $44.0 million real estate bridge loan (collectively, the Other Real Estate Bridge Loans).  The Other Real Estate Bridge Loan associated with the May 23, 2016 acquisition of five skilled nursing facilities was retired fully and refinanced through a HUD insured loan on November 30, 2016.  The remaining Other Real Estate Bridge Loan has a term of three years and accrues interest at a rate equal to LIBOR plus a margin of 4.00%. The remaining Other Real Estate Bridge Loan bore interest of approximately 4.77% at December 31, 2016. The remaining Other Real Estate Bridge Loan is subject to payments primarily of interest only, with some principal payments in the second and third years, during the term with a balloon payment due at its April 1, 2019 maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and/or refinance of the underlying facilities such net proceeds are required to be used to pay down the outstanding principal balance of the Other Real Estate Bridge Loan.  The Other Real Estate Bridge Loans have an outstanding principal balance of $9.9 million at December 31, 2016.

HUD Insured Loans

In connection with the Combination on February 2, 2015, the Company assumed certain obligations under 10 loans insured by the U.S. Department of Housing and Urban Development (HUD). The loans are secured by 10 of the Company’s skilled nursing facilities that were acquired in the Combination. The HUD insured loans have an original amortization term of 30 to 35 years. On May 1, 2015, the Company acquired a facility in Texas and assumed its HUD insured loan totaling $8.4 million with a maturity date of January 1, 2049.  Beginning in 2016, the Company began refinancing efforts converting debt subject to real estate bridge loans to HUD insured loans.  As of December 31, 2016, the Company has 39 skilled nursing facility loans insured by HUD. The HUD insured loans have a combined aggregate principal balance of $309.7 million, which includes a $14.1 million debt premium established in purchase accounting in connection with the Combination.  Of the 39 HUD insured skilled nursing facilities, 13 have been reclassified as assets held for sale in the consolidated balance sheets at December 31, 2016. These 13 skilled nursing facilities have an aggregate principal balance of $63.4 million.  See Note 20 – “Assets Held for Sale and Discontinued Operations.”

These loans have an average remaining term of 31 years with fixed interest rates ranging from 3.0% to 4.6% and a weighted average interest rate of 3.5%. Depending on the mortgage agreement, prepayments are generally allowed only after 12 months from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required. Any further HUD insured loans will require additional HUD approval.

All HUD insured loans are non-recourse loans to the Company. All loans are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of December 31, 2016, the Company has total escrow reserve funds of $21.7 million with the loan servicer that are reported within prepaid expenses.

Notes Payable

In connection with Welltower’s sale of 64 skilled nursing facilities to Second Spring on November 1, 2016, the Company issued a note totaling $51.2 million to Welltower.  The note accrues cash interest at 3% and paid-in-kind interest at 7%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every May 1 and November 1.  The note matures on October 30, 2020.  The note has an outstanding balance of $51.2 million at December 31, 2016.

In connection with Welltower’s sale of 28 skilled nursing facilities to CBYW on December 23, 2016, the Company issued two notes totaling $23.7 million to Welltower.  The first note has an initial principal balance of $11.7 million and accrues cash interest at 3% and paid-in-kind interest at 7%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every June 15 and December 15.  The note matures on December 15, 2021.  The note has an outstanding accreted principal balance of $11.7 million at December 31, 2016.  The second note has an initial principal balance of $12.0 million and accrues cash interest at 3% and paid-in-kind interest at 3%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every June 15 and December 15.  From the second anniversary up to the day before the note matures, CBYW can convert all or any portion of the note into fully paid shares of common stock at the conversion rate of 3,000,000 shares of common stock per the full accreted principal amount of the note.  The note matures on December 15, 2021.  The note has an outstanding accreted principal balance of $12.0 million at December 31, 2016.

See Note 4 – “Significant Transactions and Events – New Master Leases.”

Other Debt

Mortgages and other secured debt (recourse). The Company carries mortgage loans and notes payable on certain of its corporate office buildings and other acquired assets.  The loans are secured by the underlying real property and have fixed or variable rates of interest ranging from 2.5% to 6.0% at December 31, 2016, with maturity dates ranging from 2018 to 2020.

Mortgages and other secured debt (non-recourse). Loans are carried by certain of the Company’s consolidated joint ventures.  The loans consist principally of revenue bonds and secured bank loans.  Loans are secured by the underlying real and personal property of individual facilities and have fixed or variable rates of interest ranging from 2.5% to 22.2% at December 31, 2016, with maturity dates ranging from 2018 to 2034.  Loans are labeled “non-recourse” because neither the Company nor any of its wholly owned subsidiaries is obligated to perform under the respective loan agreements.

Debt Covenants

The Revolving Credit Facilities, the New Term Loan Agreement, the Real Estate Bridge Loans and the Notes Payable (collectively, the Credit Facilities) each contain a number of restrictive covenants that, among other things, impose operating and financial restrictions on the Company and its subsidiaries.  The Credit Facilities also require the Company to meet defined financial covenants, including interest coverage ratio, a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, all as defined in the applicable agreements.  The Credit Facilities also contain other customary covenants and events of default and cross default.  As of December 31, 2016, the Company is in compliance with all covenants contained in the Credit Facilities.

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

Although the Company is in compliance and projects to be in compliance with its material debt covenants through March 31, 2018, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on the Company’s ability to remain in compliance with its covenants.  Such uncertainty includes, changes in reimbursement patterns, patient admission patterns, bundled payment arrangements, as well as potential changes to the Affordable Care Act currently being considered in Congress, among others.

There can be no assurance that the confluence of these and other factors will not impede the Company’s ability to meet its debt covenants in the future.  Management has considered these factors and has devised certain strategies that would be implemented to address the ramifications of these uncertainties.  Such strategies include, but are not limited to, cost containment measures and possible divestitures of less profitable facilities.

The maturity of total debt of $1,251.1 million, excluding debt issuance costs and other non-cash debt discounts and premiums, at December 31, 2016 is as follows (in thousands):

Twelve months ended December 31,
2017	$26,353
2018	28,843
2019	18,990
2020	550,023
2021	30,541
Thereafter	596,358
Total debt maturity	$1,251,108

(11)Leases and Lease Commitments

The Company leases certain facilities under capital and operating leases.  Future minimum payments for the next five years and thereafter under such leases at December 31, 2016 are as follows (in thousands):

Twelve months ended December 31,	Capital Leases	Operating Leases
2017	$93,174	$138,324
2018	90,500	137,096
2019	92,346	134,421
2020	94,546	135,223
2021	96,527	130,055
Thereafter	3,086,964	340,979
Total future minimum lease payments	3,554,057	$1,016,098
Less amount representing interest	(2,554,831)
Capital lease obligation	999,226
Less current portion	(1,886)
Long-term capital lease obligation	$997,340

Capital Lease Obligations

The capital lease obligations represent the present value of minimum lease payments under such capital lease and cease use arrangements and bear imputed interest at rates ranging from 3.5% to 12.8% at December 31, 2016, and mature at dates ranging from 2017 to 2047.

Deferred Lease Balances

At December 31, 2016 and 2015, the Company had $43.0 million and $54.7 million, respectively, of favorable leases net of accumulated amortization, included in identifiable intangible assets, and $28.8 million and $35.5 million, respectively, of unfavorable leases net of accumulated amortization included in other long-term liabilities on the consolidated balance sheets.  Favorable and unfavorable lease assets and liabilities, respectively, arise through the acquisition of leases in place which requires those contracts be recorded at their then fair value.  The fair value of a lease is determined through a comparison of the actual rental rate with rental rates prevalent for similar assets in similar markets.  A favorable lease asset to the Company represents a rental stream that is below market, and conversely an unfavorable lease is one with cost above market rates.  These assets and liabilities amortize as lease expense over the remaining term of the respective leases on a straight-line basis.  At December 31, 2016 and 2015, the Company had $31.6 million and $27.3 million, respectively, of deferred straight-line rent balances included in other long-term liabilities on the consolidated balance sheets.

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

On July 29, 2016, the Company entered into amendments to its master lease agreements with Welltower, Sabra Health Care REIT, Inc. (Sabra) and Omega (collectively, the Master Lease Amendments).  Among other things, the Master Lease Amendments modified financial covenants to provide the Company with additional flexibility.

The Master Lease Amendments each contain a number of financial, affirmative and negative covenants.  As of December 31, 2016, the Company is in compliance with all covenants contained in the Master Lease Amendments.

At December 31, 2016, the Company did not meet certain financial covenants contained in three leases related to 26 of its facilities.  The Company is and expects to continue to be current in the timely payment of its obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of the Company’s other loan or lease agreements.  The Company will continue to work with the related credit parties to amend such leases and the related financial covenants.  The Company does not believe the breach of such financial covenants at December 31, 2016 will have a material adverse impact on it.  The Company has been afforded certain cure rights to such defaults by posting collateral in the form of additional letters of credit or security deposit.

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

Although the Company is in compliance and projects to be in compliance with its material lease covenants through March 31, 2018, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on the Company’s ability to remain in compliance with its covenants.  Such uncertainty includes, changes in reimbursement patterns, patient admission patterns, bundled payment arrangements, as well as potential changes to the Affordable Care Act currently being considered in Congress, among others.

 There can be no assurance that the confluence of these and other factors will not impede the Company’s ability to meet its lease covenants in the future.  Management has considered these factors and has devised certain strategies that would be implemented to address the ramifications of these uncertainties.  Such strategies include, but are not limited to, cost containment measures and possible divestitures of less profitable facilities.

(12)Financing Obligations

Financing obligations represent the present value of minimum lease payments under such lease arrangements and bear imputed interest at rates ranging from 1.2% to 27.8% at December 31, 2016, and mature at dates ranging from 2021 to 2043.

Future minimum payments for the next five years and thereafter under leases classified as financing obligations at December 31, 2016 are as follows (in thousands):

Twelve months ended December 31,
2017	$270,566
2018	274,797
2019	280,942
2020	287,610
2021	292,886
Thereafter	8,088,424
Total future minimum lease payments	9,495,225
Less amount representing interest	(6,626,078)
Financing obligations	$2,869,147
Less current portion	(1,613)
Long-term financing obligations	$2,867,534

The Company entered into two new master lease agreements in the fourth quarter of 2016, which resulted in a reduction in financing obligation of $208.9 million.  See Note 4 – “Significant Transactions and Events – New Master Leases.”

(13)Stockholders’ Deficit

The total number of shares of all classes of stock that the Company shall have authority to issue is 1,200,000,000 consisting of:

•	1,000,000,000 shares of Class A common stock, par value $0.001 per share, of which 75,187,388 shares and 73,593,732 shares were issued at December 31, 2016 and 2015, respectively;
•	20,000,000 shares of Class B common stock, par value $0.001 per share, of which 15,495,019 shares and 15,511,603 shares were issued at December 31, 2016 and 2015, respectively;
•	150,000,000 shares of Class C common stock, par value $0.001 per share, of which 63,849,380 shares and 64,449,380 shares were issued at December 31, 2016 and 2015, respectively; and
•	30,000,000 shares of Preferred Stock, par value $0.001 per share, of which 0 shares were issued at December 31, 2016 and 2015, respectively.

Capital Transactions with Stockholders and Noncontrolling Interests

During the years ended December 31, 2016, 2015 and 2014, the Company distributed $0.2 million, $7.0 million and $18.0 million, respectively, to the stockholders and noncontrolling interests.  These distributions represent tax payments made by the Company on the behalf of FC-GEN members.

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

Restricted Stock Units (RSUs) and Performance Stock Units (PSUs)

During 2016 and 2015, the Company granted RSUs and PSUs under the 2015 Plan, which are subject to vesting and other requirements as determined at the time of grant.  These awards represent an obligation to deliver to the holder one share of the Company’s Class A Common Stock upon vesting.  The fair value of stock-based award grants is amortized to expense over the vesting period, which is generally 3 years.

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

The Company’s Monte-Carlo fair value assumptions are as follows:

	December 31, 2016	December 31, 2015
Expected term, in years	1.6	1.2
Risk-free interest rate	1%	1%
Volatility	60%	45% - 55%
Dividends	N/A	N/A

During the years ended December 31, 2016 and 2015, the following activity occurred with respect to RSUs and PSUs under the 2015 plan (number of shares in thousands):

	Number of Shares		Weighted-Average Grant Date Fair Value
	RSU	PSU	RSU	PSU
Non-vested balance at January 1, 2015	—	—	$—	$—
Granted	3,196	1,752	6.01	3.34
Vested	(2)	—	6.12	—
Forfeited	(151)	(50)	6.04	3.31
Non-vested balance at December 31, 2015	3,043	1,702	$6.01	$3.34
Granted	2,975	2,249	1.67	0.81
Vested	(1,074)	—	6.03	—
Forfeited	(325)	(245)	5.47	2.82
Non-vested balance at December 31, 2016	4,619	3,706	$3.25	$1.84

As of December 31, 2016 and 2015, there were approximately $17.5 million and $19.4 million, respectively, of total unrecognized compensation costs related to unvested stock based compensation, which are expected to be recognized over a weighted average term of 1.72 years and 2.41 years, respectively.  During 2016 and 2015, the fair value of stock-based compensation that vested was $2.2 million and less than $0.1 million, respectively. At December 31, 2016 and 2015, a total of 11.8 million shares and 16.5 million shares of the Company’s Class A Common Stock, respectively, are available for delivery under the 2015 Plan.

The amount of compensation costs related to RSUs and PSUs included in general and administrative costs was $8.4 million and $4.7 million for the years ended December 31, 2016 and 2015, respectively.

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

For the year ended December 31, 2014 and through February 2, 2015, the Company owned two separate corporate consolidated taxable groups:  GHC Ancillary group and Sun group.  Management calculates a separate provision for each group.  The Company combines the provisions in its consolidated financial statements.

On February 2, 2015, Skilled, along with its subsidiary healthcare companies (the Skilled Companies) and FC-GEN, along with its subsidiary companies (the Genesis HealthCare Companies) completed the Combination pursuant to which the businesses of the Skilled Companies and the Genesis HealthCare Companies were combined and now operate under the name Genesis Healthcare, Inc.

The Internal Revenue Code imposes limitations on a corporation’s ability to utilize federal tax attributes (such as net unrealized built-in-deductions), including federal income tax credits, in the event of an “ownership change.”  States may impose similar limitations.  In general terms, an ownership change may result from transactions increasing the ownership of certain shareholders in the stock of a corporation by more than 50 percentage points over a three year period.  The Combination generated such an ownership change.  The Skilled Companies were treated as being purchased for accounting and tax purposes.  As a result of the Combination, the tax bases of its assets and attributes such as net operating losses and tax credit carryforwards were carried over and subject to the provisions of IRC Sec. 382.

As a result of the Combination, the Company effectively owns 58.7% of FC-GEN, an entity taxed as a partnership for U.S. income tax purposes.  This is the Company’s only source of taxable income.  The taxable income of the partnership is subject to the income allocation rules of IRC Sec. 704.  Management believes the mechanics of IRC Sec. 704 will cause a greater portion of the temporary tax deductions to be allocated to the Company.  This allocation will reduce the Company’s taxable income.

Income Tax (Benefit) Provision

Total income tax (benefit) expense was as follows (in thousands):

	Year ended December 31,
	2016	2015	2014

Continuing operations	$(17,435)	$172,524	$(44,022)
Discontinued operations	8	(885)	(4,440)
Noncontrolling interests	—	—	(331)
Stockholder's deficit	(82)	(212)	(368)
Total	$(17,509)	$171,427	$(49,161)

The components of the provision for income taxes on income (loss) from continuing operations for the periods presented were as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Current:
Federal	$(22,473)	$5,151	$7,569
State	(2,096)	1,738	1,931
	(24,569)	6,889	9,500
Deferred:
Federal	5,785	134,151	(47,050)
State	1,349	31,484	(6,472)
	7,134	165,635	(53,522)
Total	$(17,435)	$172,524	$(44,022)

At December 31, 2016, the current income taxes benefit was primarily generated from the release of a FIN 48 reserve the Company acquired in the acquisition of Sun Healthcare Group, Inc.  The FIN 48 reserve was released due to the lapse of statute of limitations.  At December 31, 2015 and 2014, the current income taxes were primarily generated on the taxable income of the Company’s rehabilitation services corporate subsidiary and the Company’s Bermuda captive insurance company.

Beginning with the fourth quarter of 2014, the Company initiated rehabilitation therapy services within the People’s Republic of China.  In the quarter ended March 31, 2016, the Company expanded rehabilitation therapy services within Hong Kong.  At December 31, 2016, these business operations remain in their respective startup stage.  Management does not anticipate these operations will generate taxable income in the near term.  The operations currently do not have a material effect on the Company’s effective tax rate.

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

At December 31, 2016 and 2015, the Company has established a valuation allowance in the amount of $280.6 million and $245.1 million, respectively.  The valuation allowance in 2016 and 2015 has been established due to management’s assessment that the Company will not realize its deferred tax assets.  Therefore, management recorded a full valuation allowance against the majority of its net deferred tax assets in the amount of $280.6 million and $245.1 million, respectively, except for the discounted unpaid loss reserve deferred tax asset of the Company’s captive insurance company.

Total income tax (benefit) expense for the periods presented differed from the amounts computed by applying the federal income tax rate of 35% to income (loss) before income taxes as illustrated below (in thousands):

	Year ended December 31,
	2016	2015	2014
Computed “expected” benefit	$(47,430)	$(123,560)	$(98,527)
(Reduction) increase in income taxes resulting from:
State and local income taxes, net of federal tax benefit	(2,096)	1,738	1,931
Adjustment to income taxes for income not subject to corporate income tax	—	34,196	64,575
Income tax credits	(3,695)	(2,469)	(1,347)
Non-controlling interest	20,012	39,843	—
Adjustment to deferred taxes, including credits and valuation allowance	41,172	225,259	(12,502)
FIN 48	(26,355)	760	1,602
Other, net	957	(3,243)	246
Total income tax (benefit) expense	$(17,435)	$172,524	$(44,022)

A significant portion of the Company’s 2016, 2015 and 2014 loss before taxes is not subject to corporate income tax. However, in many jurisdictions in which the Company operates, it is obligated to remit income taxes on behalf of its members. The Company recorded these payments as distributions to its stockholders.

The Company’s effective income tax rate was 12.9% in 2016, (48.9)% in 2015 and 15.6% in 2014.  The change in the effective income tax rate from 2015 to 2016 was largely due to the release of a FIN 48 reserve in 2016 and the establishment of a full valuation allowance in 2015.  The change in the effective income tax rate from 2014 to 2015 was largely due to the establishment of a $221.9 million valuation allowance against its deferred tax assets.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below (in thousands):

	2016	2015
Deferred tax assets:
Investment in partnership	160,610	131,767
Net operating loss carryforwards	93,696	93,281
Discounted unpaid loss reserve	6,107	7,143
Other intangible	1,191	—
General business credits	25,066	20,017
Total deferred tax assets	286,670	252,208
Valuation allowance	(280,563)	(245,064)
Deferred tax assets, net of valuation allowance	6,107	7,144
Deferred tax liabilities:
Long-lived assets: intangible property	(22,354)	(14,939)
Total deferred tax liabilities	(22,354)	(14,939)
Net deferred tax liabilities	(16,247)	(7,795)

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

The Company is subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. While the Company believes its tax positions are appropriate, it cannot assure that the various authorities engaged in the examination of its income tax returns will not challenge the Company’s positions.  The Company believes it has adequately reserved for its uncertain tax positions, though no assurance can be given that the final tax outcome of these matters will not be different.  The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of the statute of limitations.  To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.  The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

A reconciliation of unrecognized tax benefits follows (in thousands):

Balance, December 31, 2013	$24,209
Additions based upon tax positions related to the current year	24
Balance, December 31, 2014	$24,233
Additions recorded in purchase accounting	59
Balance, December 31, 2015	$24,292
Reductions due to lapses of applicable statute of limitations	(24,213)
Balance, December 31, 2016	$79

The Company’s unrecognized tax benefits reserve for uncertain tax positions primarily relates to certain tax exposure items acquired as a result of the Sun Merger, the most significant item is an IRC 382 realized built-in-gain resulting in utilization of the net operating loss carryforward. The liability related to the Sun Merger reserve was accounted for as part of the purchase price and was not charged to income tax expense.  In the third quarter of 2016, the Company was able to release this FIN 48 reserve as the statute of limitations upon the return the position was initially recognized expired.

All of the gross unrecognized tax benefits would affect the effective tax rate if recognized.  Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.  Unrecognized tax benefits are not expected to change significantly over the next twelve months.  The Company recognizes potential accrued interest related to unrecognized tax benefits in income tax expense.  Penalties, if incurred, would also be recognized as a component of income tax expense.  The amount of accrued interest related to unrecognized tax benefits as of December 31, 2016, 2015, and 2014 was less than $0.1 million, $0.4 million, and $0.4 million, respectively.  Generally, the Company has open tax years for state purposes subject to tax audit on average of between three years to six years. The Company’s U.S. income tax returns from 2011 are open and could be subject to examination.

Exchange Rights and Tax Receivable Agreement

Following the Combination, the owners of FC-GEN will have the right to exchange their membership interests in FC-GEN for shares of Class A Common Stock of the Company or cash, at the Company’s option.  As a result of such exchanges, the Company’s membership interest in FC-GEN will increase and its purchase price will be reflected in its share of the tax basis of FC-GEN’s tangible and intangible assets.  Any resulting increases in tax basis are likely to increase tax depreciation and amortization deductions and, therefore, reduce the amount of income tax the Company would otherwise be required to pay in the future.  Any such increase would also decrease gain (or increase loss) on future dispositions of the affected assets.  There were exchanges of 600,000 Class A units during 2016 and no exchanges during 2015.  The exchanges in 2016 resulted in a $2.9 million IRC Sec. 754 tax basis step-up in the tax deductible goodwill of FC-GEN.

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

The Company has an investment of $1.0 million and received an approximate 6.8% interest in National Home Care Holdings, LLC, an unconsolidated joint venture affiliated with one of the Company’s sponsors.

The Company maintained an approximately 5.4% interest in FC PAC Holdings, LLC (FC PAC), an unconsolidated joint venture, affiliated with one of the Company’s sponsors.  The Company contracts with FC PAC to provide hospice and diagnostic services in the normal course of business. On March 31, 2015, the Company sold its investment in FC PAC for $26.4 million. The Company recognized a gain on sale of $8.4 million recorded as other income on the statement of operations. FC PAC ownership includes affiliates of Formation, some of whom are members of the Company’s board of directors.  On May 1, 2016, the Company entered into preferred provider and affiliation agreements with FC PAC.  Fees for these services amounted to $12.2 million, $12.0 million and $7.9 million in the years ended December 31, 2016, 2015 and 2014, respectively.

On July 1, 2015, the Company acquired 22 rehabilitation outpatient clinics from entities associated with Formation for a purchase price of $1.1 million.  The acquisition was financed entirely with a promissory note.  The note bears interest equal to 5% per annum with principal due in full on July 1, 2020.

The Company provides rehabilitation services to certain facilities owned and operated by affiliates of the Company’s sponsors.  These services resulted in net revenue of $155.4 million, $161.4 million and $161.2 million in the years ended December 31, 2016, 2015, and 2014, respectively.  The services resulted in net accounts receivable balances of $83.9 million and $57.1 million at December 31, 2016 and 2015, respectively.

The Company is billed by an affiliate of the Company’s sponsors a monthly fee for the provision of administrative services.  The fees billed were $0.0 million, $0.1 million and $2.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.  On February 2, 2015 in connection with the Combination, an affiliate of the Company’s sponsors received a transaction advisory fee of $3.0 million and the administrative services monthly fee was discontinued.

Effective May 1, 2016, the Company completed the sale of its hospice and home health operations to FC Compassus LLC for $72 million in cash and a $12 million short-term note.  Certain members of the Company’s board of directors indirectly beneficially hold ownership interests in FC Compassus LLC totaling less than 10% in the aggregate.  See Note 4 – “Significant Transactions and Events – Sale of Hospice and Home Health.”  The combined note and accrued interest balance of $13.0 million remains outstanding at December 31, 2016.

(17)Defined Contribution Plan

The Company sponsors a defined contribution plan covering substantially all employees who meet certain eligibility requirements. The Company did not match employee contributions for the defined contribution plan in 2016 and 2015.

(18)Other Income

In the year ended December 31, 2016, the Company completed multiple transactions, including the divestitures of numerous owned assets and the termination and refinancing of certain facilities subject to lease agreements. See Note 4 - “Significant Transactions and Events.”  These transactions resulted in net gains recorded as other income in the consolidated statements of operations.  The following table summarizes those net gains (in thousands):

Year ended
December 31, 2016
Gain on sale of hospice and home health	$(43,420)
Gain on sale of investment in joint venture	(3,910)
Gain on escrow receipt associated with terminated sale agreement	(5,000)
Gain on sale of other owned assets, net	(220)
Gain on leased facilities sold to new landlord and operating under new lease agreements	(134,090)
Gain on divested facilities terminated from lease agreements	(20,430)
$(207,070)

(19)Asset Impairment Charges

Long-Lived Assets with a Definite Useful Life

In each quarter, the Company’s long-lived assets with a definite useful life were tested for impairment at the lowest levels for which there are identifiable cash flows.  The Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived assets and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived assets.  The cash flow period was based on the remaining useful lives of the primary asset in each long-lived asset group, principally a building in the inpatient segment and customer relationship assets in the rehabilitation therapy services segment.  For 2016, 2015 and 2014, the Company recognized impairment charges in the inpatient segment totaling $35.4 million, $28.5 million and $31.4 million, respectively.

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

The Company performed its annual goodwill impairment test as of September 30, 2016, 2015 and 2014 and determined that no impairment was necessary.

The Company determined that the fair value of the reporting unit exceeded the carrying value based upon the market capitalization including a control premium and a discounted cash flow analysis. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the discounted cash flow analyses are based on the Company’s internal business model for 2017 and, for years beyond 2017 the growth rates used are an estimate of the future growth in the industry in which the Company participates. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the reporting unit and are based on an estimated cost of capital, which was determined based on the Company’s estimated cost of capital relative to its capital structure. In addition, the market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions.

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

Step one of the analysis indicated that the reporting unit fair value exceeded the book value and accordingly the Company did not perform the second step in the analysis.  As a result, the Company concluded no impairment of goodwill was necessary.

(20)Assets Held for Sale and Discontinued Operations

In the normal course of business, the Company continually evaluates the performance of its operating units, with an emphasis on selling or closing underperforming or non-strategic assets.  These assets are evaluated to determine whether they qualify as assets held for sale or discontinued operations.  The assets and liabilities of a disposal group classified as held for sale shall be presented separately in the asset and liability sections, respectively, of the statement of financial position in the period in which they are identified only.  Assets held for sale that qualify as discontinued operations are removed from the results of continuing operations.  The results of operations in the current and prior year periods, along with any cost to exit such businesses in the year of discontinuation, are classified as discontinued operations in the consolidated statements of operations.

In the fourth quarter of 2016, the Company identified a disposal group of 16 owned skilled nursing facilities that qualified as assets held for sale.  The Company entered into a purchase and sale agreement to sell 18 facilities (16 owned and 2 leased) in the states of Kansas, Missouri, Nebraska and Iowa.  The transaction will mark an exit from the inpatient business in these states.  Closing is subject to licensure and other regulatory approvals.  Closing is expected to occur in the first or second quarter of 2017.  The disposal group does not meet the criteria as a discontinued operation.  No gain or loss was recognized in the statements of operations for the disposal group.

The following table sets forth the major classes of assets and liabilities included as part of the disposal group (in thousands):

December 31, 2016
Current assets:
Prepaid expenses	$4,056
Long-term assets:
Property and equipment, net of accumulated depreciation of $10,792	76,430
Goodwill	5,933
Total assets	$86,419
Current liabilities:
Current installments of long-term debt	$988
Long-term liabilities:
Long-term debt	69,057
Total liabilities	$70,045

The following table sets forth net revenues and the components of loss from discontinued operations (in thousands):

	Year ended December 31,
	2016	2015	2014
Net revenues	$27	$70	$8,788
Net operating income (loss) of discontinued businesses	$35	$(2,104)	$(16,559)
Loss on discontinuation of business	—	—	(1,925)
Income tax (expense) benefit	(8)	885	4,440
Income (loss) from discontinued operations, net of taxes	$27	$(1,219)	$(14,044)

Subsequent to October 1, 2014, there have been no operational closures which have been categorized as a discontinued operation.  In 2014 prior to October 1, 2014, the Company closed or transferred operations of four facilities with licensed beds of 440 located in the states of California and Massachusetts.

(21)Commitments and Contingencies

Loss Reserves For Certain Self-Insured Programs

General and Professional Liability and Workers’ Compensation

The Company self-insures for certain insurable risks, including general and professional liabilities and workers’ compensation liabilities through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary among states in which the Company operates, including wholly owned captive insurance subsidiaries, to provide for potential liabilities for general and professional liability claims and workers’ compensation claims. Policies are typically written for a duration of twelve months and are measured on a “claims made” basis. Regarding workers’ compensation, the Company self-insures to its deductible and purchases statutorily required insurance coverage in excess of its deductible. There is a risk that amounts funded by the Company’s self-insurance programs may not be sufficient to respond to all claims asserted under those programs. Insurance reserves represent estimates of future claims payments and legal costs. This liability includes an estimate of the development of reported losses and losses incurred but not reported. Provisions for changes in insurance reserves are made in the period of the related coverage. The Company also considers amounts that may be recovered from excess insurance carriers in estimating the ultimate net liability for such risks.

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

The reserves for loss for workers’ compensation risks are discounted based on actuarial estimates of claim payment patterns using a discount rate of approximately 1% for each policy period presented. The discount rate for the current policy year is 0.96%. The discount rates are based upon the risk-free rate for the appropriate duration for the respective policy year. The removal of discounting would have resulted in an increased reserve for workers’ compensation risks of $8.9 million and $8.6 million as of December 31, 2016 and 2015, respectively. The reserves for general and professional liability are recorded on an undiscounted basis.

The provision for general and professional liability risks totaled $137.5 million, $151.1 million and $130.8 million for the year ended December 31, 2016, 2015 and 2014, respectively. The reserves for general and professional liability were $392.1 million and $371.6 million as of December 31, 2016 and 2015, respectively.

The provision for loss for workers’ compensation risks totaled $60.7 million, $60.7 million and $62.4 million for the year ended December 31, 2016, 2015 and 2014, respectively. The reserves for workers’ compensation risks were $226.0 million and $223.7 million as of December 31, 2016 and 2015, respectively.

Health Insurance

The Company offers employees an option to participate in self-insured health plans.  Health insurance claims are paid as they are submitted to the plans’ administrators.  The Company maintains an accrual for claims that have been incurred but not yet reported to the plans’ administrators and therefore have not yet been paid.  This accrual for incurred but not yet reported claims was $19.6 million and $21.8 million as of as of December 31, 2016 and 2015, respectively.  The liability for the self-insured health plan is recorded in accrued compensation in the consolidated balance sheets.  Although management believes that the amounts provided in the Company’s consolidated financial statements are adequate and reasonable, there can be no assurances that the ultimate liability for such self-insured risks will not exceed management’s estimates.

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

Based on the agreement in principle and in anticipation of the execution of final agreements and payment of a settlement amount of $52.7 million (the Settlement Amount), the Company recorded an additional loss contingency expense in the amount of $13.6 million in the second quarter of 2016, to increase its previously estimated and recorded liability.  The settlement amount is recorded in accrued expenses in the consolidated balance sheets.  The Company expects to remit the Settlement Amount to the government over a period of five (5) years, once the agreement has been fully documented.

The agreement in principle is subject to negotiation, completion and execution of appropriate implementing agreements, including a settlement agreement or agreements, which are expected to be finalized in the first or second quarter of 2017, and the final approval of the respective parties.  There can be no assurance that the Company will enter into a final settlement agreement with the DOJ.  At this time, management believes that the ultimate outcome of the Successor Matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows.

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

On or about August 6, 2014, in relation to the investigation the DOJ filed a notice of intervention in two pending qui tam proceedings filed by private party relators under the FCA and the NFCA and advised that it intended to take over the actions. The DOJ filed its complaint in intervention on November 25, 2014, against Creekside, Skilled Healthcare Group, Inc., and Skilled Healthcare, LLC, asserting, among other things, that certain claims for hospice services provided by Creekside in the time period 2010 to 2013 (prior to the Combination) did not meet Medicare requirements for reimbursement and were in violation of the civil FCA.

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

Conditional Asset Retirement Obligations

Certain of the Company’s leased and owned real estate assets contain asbestos.  The asbestos is believed to be appropriately contained in accordance with environmental regulations.  If these properties were demolished or subject to renovation activities that disturb the asbestos, certain environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed.

At December 31, 2016 and 2015, the Company has a liability for the asset retirement obligation associated primarily with the cost of asbestos removal aggregating approximately $9.9 million and $9.5 million, respectively, which is included in other long-term liabilities.  The liability for each facility will be accreted to its settlement value, which is estimated to approximate $22.0 million through the estimated settlement dates extending from 2017 through 2042.  Due to the time over which these obligations could be settled and the judgment used to determine the liability, the ultimate obligation may differ from the estimate.  Upon settlement, any difference between actual cost and the estimate is recognized as a gain or loss in that period.

Annual accretion of the liability and depreciation expense is recorded each year for the impacted assets until the obligation year is reached, either by sale of the property, demolition or some other future event such as a government action.

Employment Agreements

The Company has employment agreements and arrangements with its executive officers and certain members of management. The agreements generally continue until terminated by the executive or management, and provide for severance payments under certain circumstances.

(22)Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash and investments in marketable securities, accounts receivable, accounts payable and current and long-term debt.

The Company’s financial instruments, other than its accounts receivable and accounts payable, are spread across a number of large financial institutions whose credit ratings the Company monitors and believes do not currently carry a material risk of non-performance.  Certain of the Company’s financial instruments contain an off-balance-sheet risk.

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

The tables below present the Company’s assets measured at fair value on a recurring basis as of December 31, 2016 and 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$51,408	$51,408	$—	$—
Restricted cash and equivalents	12,052	12,052	—	—
Restricted investments in marketable securities:
Mortgage/government backed securities	16,844	16,844	—	—
Corporate bonds	65,305	65,305	—	—
Government bonds	61,825	61,825	—	—
Total	$207,434	$207,434	$—	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$61,543	$61,543	$—	$—
Restricted cash and equivalents	34,370	34,370	—	—
Restricted investments in marketable securities:
Mortgage/government backed securities	13,202	13,202	—	—
Corporate bonds	82,583	82,583	—	—
Government bonds	67,972	67,972	—	—
Total	$259,670	$259,670	$—	$—

The Company places its cash and cash equivalents and restricted investments in marketable securities in quality financial instruments and limits the amount invested in any one institution or in any one type of instrument.  The Company has not experienced any significant losses on such investments.

Debt Instruments

The table below shows the carrying amounts and estimated fair values, net of debt issuance costs and other non-cash debt discounts and premiums, of the Company’s primary long-term debt instruments:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facilities	$383,630	$383,630	$352,746	$352,746
Term loan facility	—	—	210,842	210,271
New term loan agreement	116,174	116,174	—	—
Real estate bridge loans	313,549	313,549	484,533	484,533
HUD insured loans	241,570	226,983	106,250	106,250
Notes payable	73,829	73,829	—	—
Mortgages and other secured debt (recourse)	13,235	13,235	13,934	13,934
Mortgages and other secured debt (non-recourse)	29,157	29,157	30,331	30,331
	$1,171,144	$1,156,557	$1,198,636	$1,198,065

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

The following table presents the Company’s hierarchy for nonfinancial assets measured at fair value on a non-recurring basis (in thousands):

		Impairment Charges -
	Carrying Value	Year ended
	December 31, 2016	December 31, 2016
Assets:
Property and equipment, net	$3,765,393	$32,110
Goodwill	440,712	—
Intangible assets	175,566	3,321

		Impairment Charges -
	Carrying Value	Year ended
	December 31, 2015	December 31, 2015
Assets:
Property and equipment, net	$4,085,247	$26,768
Goodwill	470,019	—
Intangible assets	209,967	1,778

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

(23)Quarterly Financial Information (Unaudited)

The following table summarizes unaudited quarterly financial data for the years ended December 31, 2016 and 2015 (dollars in thousands, except per share data):

	Quarter ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net revenues	$1,472,218	$1,438,358	$1,418,994	$1,402,860
Net loss attributable to Genesis Healthcare, Inc.:
(Loss) income from continuing operations attributable to Genesis Healthcare, Inc.	$(43,001)	$(23,034)	$(20,434)	$22,429	(1)
(Loss) income from discontinued operations, net of taxes	(38)	61	(24)	28
Net (loss) income attributable to Genesis Healthcare, Inc.	$(43,039)	$(22,973)	$(20,458)	$22,457

Net (loss) income per common share attributable to Genesis Healthcare, Inc.:
Basic	(0.48)	(0.26)	(0.23)	0.25
Diluted	(0.48)	(0.26)	(0.23)	0.24
Weighted average shares used in computing (loss) income per common share:
Basic	89,198	89,421	90,226	90,636
Diluted	89,198	89,421	90,226	92,337

	Quarter ended
	March 31, 2015		June 30, 2015	September 30, 2015	December 31, 2015
Net revenues	$1,343,001	(2)	$1,419,475	$1,416,027	$1,440,721
Net loss attributable to Genesis Healthcare, Inc.:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(112,678)	(3)	$(17,464)	$(28,991)	$(265,843)	(4)
Income (loss) from discontinued operations, net of taxes	112		(1,722)	39	352
Net loss attributable to Genesis Healthcare, Inc.	$(112,566)		$(19,186)	$(28,952)	$(265,491)
Loss per common share:
Basic and diluted:
Net loss attributable to Genesis Healthcare, Inc.	(1.50)		(0.22)	(0.32)	(2.98)
Shares used in computing loss per common share	75,234		89,211	89,213	89,197

1)

The quarter ended December 31, 2016 includes gains of approximately $160 million associated with the sales of owned assets, divestitures of leased facilities and other lease transactions offset by approximately $35 million associated with long-lived asset impairments.

2)	The quarter ended March 31, 2015 includes two months of revenue associated with the Combination.
3)	The quarter ended March 31, 2015 includes transaction costs associated with the Combination.

The quarter ended December 31, 2015 includes a deferred tax valuation allowance of $221.9 million recorded as income tax expense and $28.5 million of long-lived asset impairments.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Balance at
	beginning of the	Charged to cost		Deductions or	Balance at end of
	period	and expenses (1)	Other	payments	the period
Allowance for loss on accounts receivable
Year ended December 31, 2014	$106,093	$70,950	$—	$(43,514)	$133,529
Year ended December 31, 2015	133,529	86,224	—	(30,014)	189,739
Year ended December 31, 2016	$189,739	$93,311	$(1,655)	$(63,012)	$218,383

(1)

Amounts per year differ from the provision for losses on accounts receivable due to discontinued operations as well as managed care coinsurance reserves and other adjustments, which are included in the provision for loss on accounts receivable but not in the allowance for loss on accounts receivable.