Form 10-Q
period 2017-03-31
Genesis Healthcare, Inc.
filed 2017-05-09
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if smaller reporting company)

Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on May 8, 2017, was:

Class A common stock, $0.001 par value – 77,236,610 shares

Class B common stock, $0.001 par value – 15,495,019 shares

Class C common stock, $0.001 par value – 61,800,511 shares

Genesis Healthcare, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	March 31,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$51,793	$51,408
Restricted cash and investments in marketable securities	43,550	43,555
Accounts receivable, net of allowances for doubtful accounts of $222,913 and $218,383 at March 31, 2017 and December 31, 2016, respectively	808,669	832,109
Prepaid expenses	63,594	64,218
Other current assets	58,879	63,641
Assets held for sale	4,064	4,056
Total current assets	1,030,549	1,058,987
Property and equipment, net of accumulated depreciation of $821,274 and $807,776 at March 31, 2017 and December 31, 2016, respectively	3,709,242	3,765,393
Restricted cash and investments in marketable securities	114,270	112,471
Other long-term assets	136,764	137,602
Deferred income taxes	6,274	6,107
Identifiable intangible assets, net of accumulated amortization of $97,929 and $91,155 at March 31, 2017 and December 31, 2016, respectively	168,793	175,566
Goodwill	439,912	440,712
Assets held for sale	82,705	82,363
Total assets	$5,688,509	$5,779,201
Liabilities and Stockholders' Deficit:
Current liabilities:
Current installments of long-term debt	$36,062	$24,594
Capital lease obligations	1,926	1,886
Financing obligations	1,660	1,613
Accounts payable	254,891	258,616
Accrued expenses	166,465	215,457
Accrued compensation	189,477	181,841
Self-insurance reserves	172,565	172,565
Current portion of liabilities held for sale	997	988
Total current liabilities	824,043	857,560
Long-term debt	1,110,826	1,146,550
Capital lease obligations	985,169	997,340
Financing obligations	2,889,324	2,867,534
Deferred income taxes	23,465	22,354
Self-insurance reserves	452,434	445,559
Liabilities held for sale	68,805	69,057
Other long-term liabilities	145,966	103,435
Commitments and contingencies
Stockholders’ deficit:
Class A common stock, (par $0.001, 1,000,000,000 shares authorized, issued and outstanding - 76,836,541 and 75,187,388 at March 31, 2017 and December 31, 2016, respectively)	77	75
Class B common stock, (par $0.001, 20,000,000 shares authorized, issued and outstanding - 15,495,019 and 15,495,019 at March 31, 2017 and December 31, 2016, respectively)	16	16
Class C common stock, (par $0.001, 150,000,000 shares authorized, issued and outstanding - 62,200,511 and 63,849,380 at March 31, 2017 and December 31, 2016, respectively)	62	64
Additional paid-in-capital	297,618	305,358
Accumulated deficit	(846,376)	(795,615)
Accumulated other comprehensive loss	(215)	(221)
Total stockholders’ deficit before noncontrolling interests	(548,818)	(490,323)
Noncontrolling interests	(262,705)	(239,865)
Total stockholders' deficit	(811,523)	(730,188)
Total liabilities and stockholders’ deficit	$5,688,509	$5,779,201

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three months ended March 31,
	2017	2016
Net revenues	$1,389,132	$1,472,218
Salaries, wages and benefits	824,494	867,717
Other operating expenses	342,257	361,097
General and administrative costs	45,122	48,427
Provision for losses on accounts receivable	23,528	26,493
Lease expense	36,100	37,316
Depreciation and amortization expense	64,369	61,765
Interest expense	124,754	135,181
Investment income	(1,109)	(481)
Other loss	9,034	12
Transaction costs	3,025	1,754
Skilled Healthcare and other loss contingency expense	—	1,626
Equity in net income of unconsolidated affiliates	(134)	(763)
Loss before income tax expense	(82,308)	(67,926)
Income tax expense	1,284	3,064
Loss from continuing operations	(83,592)	(70,990)
Loss from discontinued operations, net of taxes	(21)	(38)
Net loss	(83,613)	(71,028)
Less net loss attributable to noncontrolling interests	32,852	27,989
Net loss attributable to Genesis Healthcare, Inc.	$(50,761)	$(43,039)
Loss per common share:
Basic and diluted:
Weighted-average shares outstanding for loss from continuing operations per share	91,880	89,198
Net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(0.55)	$(0.48)
Loss from discontinued operations, net of taxes	(0.00)	(0.00)
Net loss attributable to Genesis Healthcare, Inc.	$(0.55)	$(0.48)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Net loss	$(83,613)	$(71,028)
Net unrealized loss on marketable securities, net of tax	21	844
Comprehensive loss	(83,592)	(70,184)
Less: comprehensive loss attributable to noncontrolling interests	32,837	27,635
Comprehensive loss attributable to Genesis Healthcare, Inc.	$(50,755)	$(42,549)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(83,613)	$(71,028)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash interest and leasing arrangements, net	16,387	24,989
Other non-cash charges, net	9,034	12
Share based compensation	2,286	1,590
Depreciation and amortization	64,369	61,765
Provision for losses on accounts receivable	23,528	26,493
Equity in net income of unconsolidated affiliates	(134)	(763)
Provision for deferred taxes	933	4,415
Changes in assets and liabilities:
Accounts receivable	(4,723)	(60,866)
Accounts payable and other accrued expenses and other	16,563	37,839
Net cash provided by operating activities	44,630	24,446
Cash flows from investing activities:
Capital expenditures	(19,245)	(26,243)
Purchases of marketable securities	(8,039)	(13,922)
Proceeds on maturity or sale of marketable securities	7,921	13,465
Net change in restricted cash and equivalents	(1,643)	8,578
Sale of investment in joint venture	242	1,010
Sales of assets	—	76,373
Other, net	(537)	(1,144)
Net cash (used in) provided by investing activities	(21,301)	58,117
Cash flows from financing activities:
Borrowings under revolving credit facility	176,000	224,000
Repayments under revolving credit facility	(200,000)	(254,000)
Proceeds from issuance of long-term debt	—	67,872
Proceeds from tenant improvement draws under lease arrangements	5,180	499
Repayment of long-term debt	(4,094)	(127,717)
Debt issuance costs	—	(2,316)
Distributions to noncontrolling interests and stockholders	(30)	(240)
Net cash used in financing activities	(22,944)	(91,902)
Net increase (decrease) in cash and cash equivalents	385	(9,339)
Cash and cash equivalents:
Beginning of period	51,408	61,543
End of period	$51,793	$52,204
Supplemental cash flow information:
Interest paid	$107,373	$111,456
Net taxes refunded	(1,803)	(14,180)
Non-cash investing and financing activities:
Capital leases	$(14,909)	$—
Financing obligations	8,733	3,861

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)General Information

Company History

Genesis Healthcare, Inc., a Delaware corporation, was incorporated in October 2005 under the name of SHG Holding Solutions, Inc., and subsequently changed its name to Skilled Healthcare Group, Inc. (Skilled).  On February 2, 2015, Skilled combined its businesses and operations (the Combination) with FC-GEN Operations Investment, LLC, a Delaware limited liability company (FC-GEN), pursuant to a Purchase and Contribution Agreement dated August 18, 2014. In connection with the Combination, Skilled changed its name to Genesis Healthcare, Inc.

Effective December 1, 2012, FC-GEN completed the acquisition of Sun Healthcare Group, Inc. (Sun Healthcare) and its subsidiaries.

Description of Business

Genesis Healthcare, Inc. is a healthcare services company that through its subsidiaries (collectively, the Company or Genesis) owns and operates skilled nursing facilities, assisted/senior living facilities and a rehabilitation therapy business.  The Company has an administrative services company that provides a full complement of administrative and consultative services that allows its affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. At March 31, 2017, the Company provides inpatient services through 493 skilled nursing, assisted/senior living and behavioral health centers located in 34 states.  Revenues of the Company’s owned, leased and otherwise consolidated centers constitute approximately 86% of its revenues.

The Company provides a range of rehabilitation therapy services, including speech pathology, physical therapy, occupational therapy and respiratory therapy.  These services are provided by rehabilitation therapists and assistants employed or contracted at substantially all of the centers operated by the Company, as well as by contract to healthcare facilities operated by others.  After the elimination of intercompany revenues, the rehabilitation therapy services business constitutes approximately 11% of the Company’s revenues.

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

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company presents noncontrolling interests within the stockholders’ deficit section of its consolidated balance sheets. The Company presents the amount of net loss attributable to Genesis Healthcare, Inc. and net loss attributable to noncontrolling interests in its consolidated statements of operations.

The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that “most significantly impact” the VIE's economic performance and has the obligation to absorb losses of, or the right to receive

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

benefits that could be potentially significant to, the VIE. The Company's composition of variable interest entities was not material at March 31, 2017.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q of Regulation S-X and do not include all of the disclosures normally required by U.S. GAAP or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (the SEC) on Form 10-K on March 6, 2017.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU)  No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which is intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company adopted ASU 2016-09 effective January 1, 2017.  Its adoption had no material impact on the Company’s consolidated financial condition and results of operations.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which changes the requirements for recognizing revenue when entities enter into contracts with customers. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (ASU 2016-20), which serves to narrow aspects of the guidance issued in ASU 2014-09. The adoption of ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. There are two allowed adoption methods, (1) the full retrospective method, or (2) the modified retrospective method.  The full retrospective method requires recognition of the cumulative effect of applying the new standard at the earliest period presented.  The modified retrospective method requires recognition of the cumulative effect of applying the new standard at the date of initial application. The Company will adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective method.  The Company’s evaluation of the impact of ASU 2014-09 has been ongoing since its original issuance and continues to progress in 2017.  The Company is not yet in a position to conclude on the total effect these standards will have on its consolidated financial condition and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which is intended to improve the recognition and measurement of financial instruments. The new guidance requires equity investments be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values; eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value; and requires separate presentation of financial assets and financial liabilities by measurement category.  The new guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted under certain circumstances. The Company does not expect the adoption of ASU 2016-01 to have a material impact on its consolidated financial condition and results of operations.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which addresses how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted.  The adoption of  ASU 2016-15 is not expected to have a material impact on the Company’s consolidated statements of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (230): Restricted Cash (ASU 2016-18), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The adoption of ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period. The adoption of  ASU 2016-18 is not expected to have a material impact on the Company’s consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combination (805): Clarifying the Definition of a Business (ASU 2017-01), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The adoption of ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted in certain circumstances.  The Company is still evaluating the effect, if any, ASU 2017-01 will have on the Company’s consolidated financial condition and results of operations.  The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial condition and results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which serves to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.  An entity still has the option to perform the qualitative assessment for a reporting unit to

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

determine if the quantitative impairment test is necessary.  The adoption of ASU 2017-04 is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company anticipates early adopting ASU 2017-04 when it performs its annual goodwill impairment test at September 30, 2017, and for any interim goodwill measurements that may be required in accordance with Accounting Standards Codification 350 – Intangibles – Goodwill and Other.  The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial condition and results of operations.

(2)   Certain Significant Risks and Uncertainties

Revenue Sources

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care facilities that utilize its rehabilitation therapy and other services.  The Company’s inpatient services segment derives approximately 78% of its revenue from Medicare and various state Medicaid programs.  The following table depicts the Company’s inpatient services segment revenue by source for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
	2017	2016
Medicare	24%	26%
Medicaid	54%	53%
Insurance	12%	11%
Private and other	10%	10%
Total	100%	100%

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

Laws and regulations governing the Medicare and Medicaid programs, and the Company’s business generally, are complex and are often subject to a number of ambiguities in their application and interpretation. The Company believes

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

that it is in substantial compliance with all applicable laws and regulations.  However, from time to time the Company and its affiliates are subject to pending or threatened lawsuits and investigations involving allegations of potential wrongdoing, some of which may be material or involve significant costs to resolve and/or defend, or may lead to other adverse effects on the Company and its affiliates including, but not limited to, fines, penalties and exclusion from participation in the Medicare and/or Medicaid programs.  The Company’s business is subject to a number of other known and unknown risks and uncertainties, which are discussed in Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 6, 2017 and in the Company’s Quarterly Reports on Form 10-Q.

(3)   Significant Transactions and Events

Skilled Nursing Facility Divestitures

The Company divested six skilled nursing facilities in the three months ended March 31, 2017.

Four skilled nursing facilities located in Massachusetts were subject to a master lease agreement and were divested on March 14, 2017.  These facilities, along with two other facilities that were divested previously and subleased to a third-party operator, were sold and terminated from the master lease resulting in an annual rent credit of $1.2 million.  The master lease termination resulted in a capital lease net asset and obligation write-down of $14.9 million.  The four skilled nursing facilities had annual revenue of $26.7 million and pre-tax net income of $1.2 million. The Company recognized a loss of $1.4 million, which is included in other loss on the consolidated statements of operations.

Two skilled nursing facilities located in Georgia were divested on February 1, 2017 at the expiration of their respective lease terms.  The two skilled nursing facilities had annual revenue of $10.6 million and pre-tax net loss of $0.4 million.  The Company recognized a loss of $0.5 million, which is included in other loss on the consolidated statements of operations.

The Company divested 19 skilled nursing facilities on April 1, 2017.  See Note 14 – “Subsequent Events.”

(4)Loss Per Share

The Company has three classes of common stock.  Classes A and B are identical in economic and voting interests.  Class C has a 1:1 voting ratio with the other two classes, representing the voting interests of the noncontrolling interest of the legacy FC-GEN owners. Class C common stock is a participating security; however, it shares in a de minimis economic interest and is therefore excluded from the denominator of the basic earnings (loss) per share (EPS) calculation.

Basic EPS was computed by dividing net loss by the weighted-average number of outstanding common shares for the period. Diluted EPS is computed by dividing net loss plus the effect of assumed conversions (if applicable) by the weighted-average number of outstanding common shares after giving effect to all potential dilutive common shares.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands, except per share data):

	Three months ended March 31,
	2017	2016
Numerator:
Loss from continuing operations	$(83,592)	$(70,990)
Less: Net loss attributable to noncontrolling interests	(32,852)	(27,989)
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(50,740)	$(43,001)
Loss from discontinued operations, net of taxes	(21)	(38)
Net loss attributable to Genesis Healthcare, Inc.	$(50,761)	$(43,039)
Denominator:
Weighted-average shares outstanding for basic and diluted net loss per share	91,880	89,198
Basic and diluted net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(0.55)	$(0.48)
Loss from discontinued operations, net of taxes	(0.00)	(0.00)
Net loss attributable to Genesis Healthcare, Inc.	$(0.55)	$(0.48)

The following were excluded from net loss attributable to Genesis Healthcare, Inc. and the weighted-average diluted shares computation for the three months ended March 31, 2017 and 2016, as their inclusion would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2017		2016
	Net loss		Net loss
	attributable to		attributable to
	Genesis	Anti-dilutive	Genesis	Anti-dilutive
	Healthcare, Inc.	shares	Healthcare, Inc.	shares
Exchange of restricted stock units of noncontrolling interests	$(34,215)	62,835	$(24,002)	64,461
Employee and director unvested restricted stock units	—	1,550	—	—
Convertible note	(109)	3,000	—	—

The combined impact of the assumed conversion to common stock and related tax implications attributable to the noncontrolling interest, the grants under the 2015 Omnibus Equity Incentive Plan, and the convertible note are anti-dilutive to EPS because the Company is in a net loss position for the three months ended March 31, 2017 and 2016. As of March 31, 2017, there were 62,200,511 units attributable to the noncontrolling interests outstanding.  In addition to the outstanding units attributable to the noncontrolling interests, the conversion of all of those units will result in the issuance of an incremental 10,830 shares of Class A common stock.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)Segment Information

The Company has three reportable operating segments: (i) inpatient services; (ii) rehabilitation therapy services; and (iii) other services. For additional information on these reportable segments see Note 1 – “General Information – Description of Business.”

A summary of the Company’s segmented revenues follows:

	Three months ended March 31,
	2017		2016		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
Revenues:
Inpatient services:
Skilled nursing facilities	$1,169,925	84.2%	$1,208,433	82.0%	$(38,508)	(3.2)%
Assisted/Senior living facilities	23,952	1.7%	30,919	2.1%	(6,967)	(22.5)%
Administration of third party facilities	2,433	0.2%	3,079	0.2%	(646)	(21.0)%
Elimination of administrative services	(384)	—%	(375)	—%	(9)	2.4%
Inpatient services, net	1,195,926	86.1%	1,242,056	84.3%	(46,130)	(3.7)%

Rehabilitation therapy services:
Total therapy services	256,217	18.4%	285,112	19.4%	(28,895)	(10.1)%
Elimination intersegment rehabilitation therapy services	(100,530)	(7.2)%	(106,432)	(7.2)%	5,902	(5.5)%
Third party rehabilitation therapy services	155,687	11.2%	178,680	12.2%	(22,993)	(12.9)%

Other services:
Total other services	46,046	3.3%	56,626	3.8%	(10,580)	(18.7)%
Elimination intersegment other services	(8,527)	(0.6)%	(5,144)	(0.3)%	(3,383)	65.8%
Third party other services	37,519	2.7%	51,482	3.5%	(13,963)	(27.1)%

Net revenues	$1,389,132	100.0%	$1,472,218	100.0%	$(83,086)	(5.6)%

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Company’s unaudited condensed consolidated statement of operations follows:

	Three months ended March 31, 2017
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$1,196,310	$256,217	$45,796	$250	$(109,441)	$1,389,132
Salaries, wages and benefits	581,423	212,752	30,319	—	—	824,494
Other operating expenses	418,601	18,350	14,747	—	(109,441)	342,257
General and administrative costs	—	—	—	45,122	—	45,122
Provision for losses on accounts receivable	20,243	2,987	334	(36)	—	23,528
Lease expense	35,317	7	295	481	—	36,100
Depreciation and amortization expense	55,980	3,747	167	4,475	—	64,369
Interest expense	103,317	14	9	21,414	—	124,754
Investment income	—	—	—	(1,109)	—	(1,109)
Other loss	—	—	—	9,034	—	9,034
Transaction costs	—	—	—	3,025	—	3,025
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(568)	434	(134)
(Loss) income before income tax benefit	(18,571)	18,360	(75)	(81,588)	(434)	(82,308)
Income tax expense	—	—	—	1,284	—	1,284
(Loss) income from continuing operations	$(18,571)	$18,360	$(75)	$(82,872)	$(434)	$(83,592)

	Three months ended March 31, 2016
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$1,242,431	$285,112	$56,524	$102	$(111,951)	$1,472,218
Salaries, wages and benefits	588,902	240,436	38,379	—	—	867,717
Other operating expenses	438,699	20,341	14,008	—	(111,951)	361,097
General and administrative costs	—	—	—	48,427	—	48,427
Provision for losses on accounts receivable	23,345	2,648	546	(46)	—	26,493
Lease expense	36,296	24	530	466	—	37,316
Depreciation and amortization expense	53,839	3,120	314	4,492	—	61,765
Interest expense	108,989	14	16	26,162	—	135,181
Investment income	—	—	—	(481)	—	(481)
Other loss	—	—	—	12	—	12
Transaction costs	—	—	—	1,754	—	1,754
Skilled Healthcare and other loss contingency expense	—	—	—	1,626	—	1,626
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,112)	349	(763)
(Loss) income before income tax expense	(7,639)	18,529	2,731	(81,198)	(349)	(67,926)
Income tax expense	—	—	—	3,064	—	3,064
(Loss) income from continuing operations	$(7,639)	$18,529	$2,731	$(84,262)	$(349)	$(70,990)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the segment assets as of March 31, 2017 compared to December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Inpatient services	$5,096,529	$5,194,811
Rehabilitation services	462,178	454,723
Other services	67,755	67,348
Corporate and eliminations	62,047	62,319
Total assets	$5,688,509	$5,779,201

The following table presents segment goodwill as of March 31, 2017 compared to December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Inpatient services	$354,270	$355,070
Rehabilitation services	73,814	73,814
Other services	11,828	11,828
Total goodwill	$439,912	$440,712

With the divestiture of six of the Company’s skilled nursing facilities in the three months ended March 31, 2017, the Company derecognized goodwill of $0.8 million in its inpatient segment.  See Note 3 – “Significant Transactions and Events – Skilled Nursing Facility Divestitures.”

(6)Property and Equipment

Property and equipment consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Land, buildings and improvements	$670,671	$673,092
Capital lease land, buildings and improvements	762,803	818,273
Financing obligation land, buildings and improvements	2,587,751	2,584,178
Equipment, furniture and fixtures	451,320	447,767
Construction in progress	57,971	49,859
Gross property and equipment	4,530,516	4,573,169
Less: accumulated depreciation	(821,274)	(807,776)
Net property and equipment	$3,709,242	$3,765,393

In the three months ended March 31, 2017, the Company amended one of its master lease agreements resulting in the net capital lease asset write-down of $14.9 million.   See Note 3 – “Significant Transactions and Events – Skilled Nursing Facility Divestitures.”  The write-down consisted of $55.6 million of gross capital lease asset included in the line description “Capital lease land, buildings and improvements” offset by $40.7 million of accumulated depreciation.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7)   Long-Term Debt

Long-term debt at March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Revolving credit facilities, net of debt issuance costs of $8,473 at March 31, 2017 and $9,220 at December 31, 2016	$360,377	$383,630
Term loan agreement, net of debt issuance costs of $3,590 at March 31, 2017 and $3,859 at December 31, 2016	116,300	116,174
Real estate bridge loans, net of debt issuance costs of $4,158 at March 31, 2017 and $4,400 at December 31, 2016	313,792	313,549
HUD insured loans, net of debt issuance costs of $4,753 at March 31, 2017 and $4,773 at December 31, 2016	240,534	241,570
Notes payable, net of convertible debt discount of $941 at March 31, 2017 and $990 at December 31, 2016	73,879	73,829
Mortgages and other secured debt (recourse)	13,059	13,235
Mortgages and other secured debt (non-recourse), net of debt issuance costs of $120 at March 31, 2017 and $131 at December 31, 2016	28,947	29,157
	1,146,888	1,171,144
Less: Current installments of long-term debt	(36,062)	(24,594)
Long-term debt	$1,110,826	$1,146,550

Revolving Credit Facilities

The Company’s revolving credit facilities, as amended, (the Revolving Credit Facilities) consist of a senior secured, asset-based revolving credit facility of up to $550 million under four separate tranches:  Tranche A-1, Tranche A-2, FILO Tranche and HUD Tranche.  The Revolving Credit Facilities mature on February 2, 2020.  Interest accrues at a per annum rate equal to either (x) a base rate (calculated as the highest of the (i) prime rate, (ii) the federal funds rate plus 3.00%, or (iii) LIBOR plus the excess of the applicable margin between LIBOR loans and base rate loans) plus an applicable margin or (y) LIBOR plus an applicable margin.  The applicable margin is based on the level of commitments for all four tranches, and in regards to LIBOR loans (i) for Tranche A-1 ranges from 3.00% to 3.50%; (ii) for Tranche A-2 ranges from 3.00% to 3.50%; (iii) for FILO Tranche is 6.00%, and  (iv) for HUD Tranche ranges from 2.50% to 3.00%.  The applicable margin is based on the level of commitments for all four tranches, and in regards to base rate loans (i) for Tranche A-1 ranges from 2.00% to 2.50%; (ii) for Tranche A-2 ranges from 2.00% to 2.50%; (iii) for FILO Tranche is 5.00%; and (iv) for HUD Tranche ranges from 1.50% to 2.00%.

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

The Revolving Credit Facilities contain financial, affirmative and negative covenants, and events of default that are substantially identical to those of the Term Loan Agreement (as defined below), but also contain a minimum liquidity covenant and a springing minimum fixed charge coverage covenant tied to the minimum liquidity requirement.  The most restrictive financial covenant is the maximum leverage ratio which requires the Company to maintain a leverage ratio, as defined, of no more than 6.0 to 1.0 through March of 2017 and stepping down gradually over the course of the loan to 4.0 to 1.0 beginning in 2020.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Borrowings and interest rates under the four tranches were as follows at March 31, 2017:

			Weighted
			Average
Revolving Credit Facilities	Commitment	Borrowings	Interest
FILO tranche	$18,750	$18,750	7.65%
Tranche A-1	440,000	278,000	4.75%
Tranche A-2	50,000	41,300	4.44%
HUD tranche	35,000	30,800	4.36%
	$543,750	$368,850	4.83%

As of March 31, 2017, the Company had a total borrowing base capacity of $501.5 million with outstanding borrowings under the Revolving Credit Facilities of $368.9 million and $59.8 million of drawn letters of credit securing insurance and lease obligations, leaving the Company with approximately $72.8 million of available borrowing capacity under the Revolving Credit Facilities.

Term Loan Agreement

The Company and certain of its affiliates, including FC-GEN Operations Investment, LLC (the Borrower) are party to a four-year term loan agreement (the Term Loan Agreement) with an affiliate of Welltower Inc. (Welltower) and an affiliate of Omega Healthcare Investors, Inc. (Omega).  The Term Loan Agreement provides for term loans (the Term Loans) in the aggregate principal amount of $120.0 million, with scheduled annual amortization of 2.5% of the initial principal balance in years one, two and three, and 5.0% in year four.  The Term Loan Agreement has a maturity date of July 29, 2020.  Borrowings under the Term Loan Agreement bear interest at a rate equal to a base rate (subject to a floor of 1.00%) or an ABR rate (subject to a floor of 2.0%), plus in each case a specified applicable margin.   The initial applicable margin for base rate loans is 13.0% per annum and the initial applicable margin for ABR rate loans is 12.0% per annum.  At the Company’s election, with respect to either base rate or ABR rate loans, up to 2.0% of the interest may be paid either in cash or paid-in-kind.  As of March 31, 2017, the Term Loans had an outstanding principal balance of $119.9 million.

The Term Loan Agreement is secured by a first priority lien on the equity interests of the subsidiaries of the Company and the Borrower as well as certain other assets of the Company, the Borrower and their subsidiaries, subject to certain exceptions.  The Term Loan Agreement is also secured by a junior lien on the assets that secure the Revolving Credit Facilities, as amended, on a first priority basis.

Welltower and Omega, or their respective affiliates, are each currently landlords under certain master lease agreements to which the Company and/or its affiliates are tenants.

The Term Loan Agreement contains financial, affirmative and negative covenants, and events of default that are customary for debt securities of this type.  Financial covenants include four maintenance covenants which require the Company to maintain a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures.  The most restrictive financial covenant is the maximum leverage ratio which requires the Company to maintain a leverage ratio, as defined therein, of no more than 6.0 to 1.0 through March of 2017 and stepping down gradually over the course of the loan to 4.0 to 1.0 beginning in 2020.

Real Estate Bridge Loans

The Company is party to four separate bridge loan agreements with Welltower (Welltower Bridge Loans).  The Welltower Bridge Loans have an effective date of October 1, 2016 and are the result of the combination of two real estate bridge loans executed in 2015 upon the Company’s separate acquisitions of the real property of 87 skilled nursing and assisted living facilities.  The Welltower Bridge Loans are subject to payments of interest only during the term with a

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and/or refinance of the underlying facilities such net proceeds are required to be used to repay the outstanding principal balance of the Welltower Bridge Loans.   Each Welltower Bridge Loan has a maturity date of January 1, 2022 and a 10.0% interest rate that increases annually by 0.25% beginning January 1, 2018.  The Welltower Bridge Loans are secured by a mortgage lien on the real property of the 45 facilities and a second lien on certain receivables of the operators of 27 of the facilities.  The Welltower Bridge Loans have an outstanding principal balance of $317.0 million at March 31, 2017.  One of the Welltower Bridge Loans includes the debt associated with three skilled nursing facilities that have been reclassified as assets held for sale in the consolidated balance sheets at March 31, 2017 and December 31, 2016. This Welltower Bridge Loan has a principal balance of $9.0 million.  See Note 13 – “Assets Held for Sale.”

On April 1, 2016, the Company acquired one skilled nursing facility and entered into a $9.9 million real estate bridge loan (the Other Real Estate Bridge Loan).  The Other Real Estate Bridge Loans has a term of three years and accrues interest at a rate equal to LIBOR plus a margin of 4.00%. The Other Real Estate Bridge Loan bore interest of 5.00% at March 31, 2017. The Other Real Estate Bridge Loan is subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and/or refinance of the underlying facilities such net proceeds are required to be used to pay down the outstanding principal balance of the Other Real Estate Bridge Loan.  The Other Real Estate Bridge Loan has an outstanding principal balance of $9.9 million at March 31, 2017.

HUD Insured Loans

As of March 31, 2017 the Company has 39 skilled nursing facility loans insured by the U.S. Department of Housing and Urban Development (HUD) with a combined aggregate principal balance of $308.4 million, which includes a $13.9 million debt premium on 10 skilled nursing facility loans established in purchase accounting in connection with the Combination.  Of the 39 HUD insured skilled nursing facilities, 13 have been reclassified as assets held for sale in the consolidated balance sheets at March 31, 2017 and December 31, 2016. These 13 skilled nursing facilities have an aggregate principal balance of $63.1 million.  See Note 13 – “Assets Held for Sale.”

The HUD insured loans have an original amortization term of 30 to 35 years and an average remaining term of 31 years with fixed interest rates ranging from 3.0% to 4.6% and a weighted average interest rate of 3.5%. Depending on the mortgage agreement, prepayments are generally allowed only after 12 months from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required thereafter. Any further HUD insured loans will require additional HUD approval.

All HUD insured loans are non-recourse loans to the Company. All loans are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of March 31, 2017, the Company has total escrow reserve funds of $22.0 million with the loan servicer that are reported within prepaid expenses.

Notes Payable

In connection with Welltower’s sale of 64 skilled nursing facilities to Second Spring Healthcare Investments (Second Spring) on November 1, 2016, the Company issued a note totaling $51.2 million to Welltower.  The note accrues cash interest at 3% and paid-in-kind interest at 7%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every May 1 and November 1.  The note matures on October 30, 2020.  The note has an outstanding accreted balance of $51.2 million at March 31, 2017.

In connection with Welltower’s sale of 28 skilled nursing facilities to Cindat Best Years Welltower JV LLC (CBYW) on December 23, 2016, the Company issued two notes totaling $23.7 million to Welltower.  The first note has

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

an initial principal balance of $11.7 million and accrues cash interest at 3% and paid-in-kind interest at 7%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every June 15 and December 15.  The note matures on December 15, 2021.  The note has an outstanding accreted principal balance of $11.7 million at March 31, 2017.  The second note has an initial principal balance of $12.0 million and accrues cash interest at 3% and paid-in-kind interest at 3%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every June 15 and December 15.  From the second anniversary up to the day before the note matures, CBYW can convert all or any portion of the note into fully paid shares of common stock at the conversion rate of 3,000,000 shares of common stock per the full accreted principal amount of the note.  The note matures on December 15, 2021.  The note has an outstanding accreted principal balance of $12.0 million at March 31, 2017.

Other Debt

Mortgages and other secured debt (recourse). The Company carries mortgage loans and notes payable on certain of its corporate office buildings and other acquired assets.  The loans are secured by the underlying real property and have fixed or variable rates of interest ranging from 2.7% to 6.0% at March 31, 2017, with maturity dates ranging from 2018 to 2020.

Mortgages and other secured debt (non-recourse). Loans are carried by certain of the Company’s consolidated joint ventures.  The loans consist principally of revenue bonds and secured bank loans.  Loans are secured by the underlying real and personal property of individual facilities and have fixed or variable rates of interest ranging from 2.5% to 22.2%  with a weighted average interest rate of 4.4%, at March 31, 2017.  Maturity dates range from 2018 to 2034.  Loans are labeled “non-recourse” because neither the Company nor any of its wholly owned subsidiaries is obligated to perform under the respective loan agreements.  The aggregate principal balance of these loans includes a $1.7 million debt premium on one debt instrument.   The Company’s consolidated current installment of long-term debt increased $11.5 million due to the reclassification of a non-recourse loan of $11.5 million, which has a maturity date of March 27, 2018.

Debt Covenants

The Revolving Credit Facilities, the Term Loan Agreement and the Welltower Bridge Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a springing minimum fixed charge coverage ratio tied to minimum liquidity and maximum capital expenditures.  At March 31, 2017, the Company is in compliance with all covenants contained in the Credit Facilities with the exception of the maximum leverage covenant.  Effective May 5, 2017, the Company entered into amended agreements with respect to the Revolving Credit Facilities, the Term Loan Agreement and the Welltower Bridge Loans.  With respect to the Term Loan Agreement and the Welltower Bridge Loans, these amendments provided waivers for the breach at March 31, 2017 of the maximum leverage covenant.  With respect to the Revolving Credit Facilities, the maximum leverage covenant was amended effective March 31, 2017 resulting in the Company’s compliance with that covenant.  The amendments to the Credit Facilities also amended all the prospective financial covenant levels effective May 5, 2017.  The most restrictive financial covenant, as amended, is the maximum leverage covenant ratio which requires the Company to maintain a leverage ratio, as defined therein, of no more than 7.25 to 1.0 through December 31, 2017 and stepping down gradually over the course of the loans to 6.5 to 1.0 beginning in 2020.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Although the Company is in compliance and projects to be in compliance with its material debt covenants through June 30, 2018, at a minimum, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on the Company’s ability to remain in compliance with its covenants.  Such uncertainty includes changes in reimbursement patterns, patient admission patterns, bundled payment arrangements, as well as potential changes to the Affordable Care Act currently being considered in Congress, among others.

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

The maturity of total debt of $1,225.4 million, including debt classified as assets held for sale and excluding debt issuance costs and other non-cash debt discounts and premiums, at March 31, 2017 is as follows (in thousands):

Twelve months ended March 31,
2018	$37,797
2019	17,326
2020	369,912
2021	175,089
2022	347,661
Thereafter	277,607
Total debt maturity	$1,225,392

(8)   Leases and Lease Commitments

The Company leases certain facilities under capital and operating leases.  Future minimum payments for the next five years and thereafter under such leases at March 31, 2017 are as follows (in thousands):

Twelve months ended March 31,	Capital Leases	Operating Leases
2018	$89,021	$140,380
2019	90,982	137,534
2020	93,841	135,249
2021	93,707	134,602
2022	95,736	124,998
Thereafter	3,012,633	296,225
Total future minimum lease payments	3,475,920	$968,988
Less amount representing interest	(2,488,825)
Capital lease obligation	987,095
Less current portion	(1,926)
Long-term capital lease obligation	$985,169

Capital Lease Obligations

The capital lease obligations represent the present value of minimum lease payments under such capital lease and cease use arrangements and bear imputed interest at rates ranging from 3.5% to 12.8% at March 31, 2017, with a weighted average interest rate of 10.0%, and mature at dates ranging from 2017 to 2047.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Deferred Lease Balances

At March 31, 2017 and December 31, 2016, the Company had $41.1 million and $43.0 million, respectively, of favorable leases net of accumulated amortization, included in identifiable intangible assets, and $27.4 million and $28.8 million, respectively, of unfavorable leases net of accumulated amortization included in other long-term liabilities on the consolidated balance sheet.  Favorable and unfavorable lease assets and liabilities arise through the acquisition of operating leases in place that requires those contracts be recorded at their then fair value.  The fair value of a lease is determined through a comparison of the actual rental rate with rental rates prevalent for similar assets in similar markets.  A favorable lease asset to the Company represents a rental stream that is below market, and conversely an unfavorable lease is one with its cost above market rates.  These assets and liabilities amortize as lease expense over the remaining term of the respective leases on a straight-line basis.  At March 31, 2017 and December 31, 2016, the Company had $32.0 million and $31.6 million, respectively, of deferred straight-line rent balances included in other long-term liabilities on the consolidated balance sheet.

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

The Company has master lease agreements with Welltower, Sabra Health Care REIT, Inc. (Sabra) and Omega (collectively, the Master Lease Agreements).  The Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity.  At March 31, 2017, the Company is in compliance with all covenants contained in these agreements with the exception of the maximum leverage covenant, which is contained only in the master lease agreement with Welltower (the Welltower Master Lease).  Effective May 5, 2017, the Company entered into amended agreements with respect to the Master Lease Agreements.  Welltower provided a waiver for the breach at March 31, 2017 of the maximum leverage covenant.  The amendments to the Master Lease Agreements also amended all the prospective financial covenant levels effective May 5, 2017.  The most restrictive financial covenant, as amended, is the maximum leverage covenant ratio contained in the Welltower Master Lease, which requires the Company to maintain a leverage ratio, as defined therein, of no more than 7.25 to 1.0 through December 31, 2017 and stepping down gradually over the course of the lease to 6.5 to 1.0 beginning in 2020.

At March 31, 2017, the Company did not meet certain financial covenants contained in three leases related to 26 of its facilities.  The Company is and expects to continue to be current in the timely payment of its obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of the Company’s other loan or lease agreements.  The Company will continue to work with the related credit parties to amend such leases and the related financial covenants.  The Company does not believe the breach of such financial covenants at March 31, 2017 will have a material adverse impact on it.  The Company has been afforded certain cure rights to such defaults by posting collateral in the form of additional letters of credit or security deposit.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Although the Company is in compliance and projects to be in compliance with its material lease covenants through June 30, 2018, at a minimum, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on the Company’s ability to remain in compliance with its covenants.  Such uncertainty includes changes in reimbursement patterns, patient admission patterns, bundled payment arrangements, as well as potential changes to the Affordable Care Act currently being considered in Congress, among others.

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

(9)Financing Obligation

Financing obligations represent the present value of minimum lease payments under such lease arrangements and bear imputed interest at rates ranging from 1.2% to 27.8% at March 31, 2017, with a weighted average interest rate of 10.6%, and mature at dates ranging from 2021 to 2043.

Future minimum payments for the next five years and thereafter under leases classified as financing obligations at March 31, 2017 are as follows (in thousands):

Twelve months ended March 31,
2018	$271,872
2019	277,604
2020	283,939
2021	290,681
2022	293,648
Thereafter	8,059,503
Total future minimum lease payments	9,477,247
Less amount representing interest	(6,586,263)
Financing obligations	$2,890,984
Less current portion	(1,660)
Long-term financing obligations	$2,889,324

(10)Income Taxes

The Company effectively owns 59.7% of FC-GEN, an entity treated as a partnership for U.S. income tax purposes.  This is the Company’s only source of taxable income.  FC-GEN is subject to income taxes in several U.S. state and local jurisdictions.  The income taxes assessed by these jurisdictions are included in the Company’s tax provision, but at its 59.7% ownership of FC-GEN.

For the three months ended March 31, 2017, the Company recorded income tax expense of $1.3 million from continuing operations, representing an effective tax rate of (1.6)%, compared to income tax expense of $3.1 million from continuing operations, representing an effective tax rate of (4.5)%, for the same period in 2016.

The change in the effective tax rate for the three months ended March 31, 2017, is attributable to a one-time adjustment to the Company’s deferred tax liability that was recorded in the three months ended March 31, 2016 reporting period.  In addition, during the three months ended September 30, 2016 reporting period, the Company released a $28.2 million FASB Interpretation No. 48 (FIN 48) reserve due to the expiration of the statute of limitations regarding Sun Healthcare’s utilization of its net operating loss carryforward to offset built-in-gain pursuant to Internal Revenue Code (IRC) Section 382, significantly reducing the quarterly accrual of interest and penalty under FIN 48.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On December 31, 2016, in assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard, management determined that the Company would not realize its deferred tax assets and established a valuation allowance against the deferred tax assets.  As of March 31, 2017, management has determined that the valuation allowance is still necessary.

The Company’s Bermuda captive insurance company is expected to generate positive U.S. federal taxable income in 2017, with no net operating loss to offset its taxable income.  The captive also does not have any tax credits to offset its U.S. federal income tax.

The Company provides rehabilitation therapy services within the People’s Republic of China and Hong Kong.  At March 31, 2017, these business operations remain in their respective startup stage.  Management does not anticipate these operations will generate taxable income in the near term.  The operations currently do not have a material effect on the Company’s effective tax rate.

Exchange Rights and Tax Receivable Agreement

Following the Combination, the owners of FC-GEN have the right to exchange their membership interests in FC-GEN for shares of Class A Common Stock of the Company or cash, at the Company’s option.  As a result of such exchanges, the Company’s membership interest in FC-GEN would increase and its purchase price would be reflected in its share of the tax basis of FC-GEN’s tangible and intangible assets.  Any resulting increases in tax basis are likely to increase tax depreciation and amortization deductions and, therefore, reduce the amount of income tax the Company would otherwise be required to pay in the future.  Any such increase would also decrease gain (or increase loss) on future dispositions of the affected assets.  There were exchanges of 1,648,869 Class A units during the three months ended March 31, 2017 and no exchanges for the same period in 2016.  The exchanges during the three months ended March 31, 2017 resulted in a $10.9 million IRC Section 754 tax basis step-up in the tax deductible goodwill of FC-GEN.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The reserves for loss for workers’ compensation risks are discounted based on actuarial estimates of claim payment patterns using a discount rate of approximately 1% for each policy period presented. The discount rate for the current policy year is 0.96%. The discount rates are based upon the risk-free rate for the appropriate duration for the respective policy year. The removal of discounting would have resulted in an increased reserve for workers’ compensation risks of $8.9 million and $8.9 million as of March 31, 2017 and December 31, 2016, respectively. The reserves for general and professional liability are recorded on an undiscounted basis.

For the three months ended March 31, 2017 and 2016, the provision for general and professional liability risk totaled $34.5 million and $34.9 million, respectively.  The reserves for general and professional liability were $397.7 million and $392.1 million as of March 31, 2017 and December 31, 2016, respectively.

For the three months ended March 31, 2017 and 2016, the provision for workers’ compensation risk totaled $17.2 million and $18.1 million, respectively.  The reserves for workers’ compensation risks were $227.3 million and $226.0 million as of March 31, 2017 and December 31, 2016, respectively.

Health Insurance

The Company offers employees an option to participate in self-insured health plans.  Health insurance claims are paid as they are submitted to the plans’ administrators.  The Company maintains an accrual for claims that have been incurred but not yet reported to the plans’ administrators and therefore have not yet been paid.  This accrual for incurred but not yet reported claims was $19.9 million and $19.6 million as of March 31, 2017 and December 31, 2016, respectively.  The liability for the self-insured health plan is recorded in accrued compensation in the consolidated balance sheets.  Although management believes that the amounts provided in the Company’s consolidated financial statements are adequate and reasonable, there can be no assurances that the ultimate liability for such self-insured risks will not exceed management’s estimates.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Based on the agreement in principle and in anticipation of the execution of final agreements and payment of a settlement amount of $52.7 million (the Settlement Amount), the Settlement Amount has been recorded as a liability in the consolidated balance sheets at March 31, 2017 and December 31, 2016.  The Company expects to remit the Settlement Amount to the government over a period of five (5) years, once the agreement has been fully documented.

The agreement in principle is subject to negotiation, completion and execution of appropriate implementing agreements, including a settlement agreement or agreements, which are expected to be finalized in the second quarter of 2017, and the final approval of the respective parties.  There can be no assurance that the Company will enter into a final settlement agreement with the DOJ.  At this time, management believes that the ultimate outcome of the Successor Matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

SunDance Part B Therapy Matter

A subsidiary of Sun Healthcare, SunDance Rehabilitation Corp. (SunDance), operates an outpatient agency licensed to provide Medicare Part B therapy services at assisted/senior living facilities in Georgia and is a party to a qui tam proceeding that was filed by a private party relator under the FCA.  No SunDance agencies outside of Georgia are part of the qui tam proceeding. The Civil Division of the United States Attorney's Office for the District of Georgia filed a notice of intervention in this matter in March 2016 and asserts that certain SunDance claims for therapy services did not meet Medicare requirements for reimbursement.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables below present the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$51,793	$51,793	$—	$—
Restricted cash and equivalents	13,675	13,675	—	—
Restricted investments in marketable securities	144,145	144,145	—	—
Total	$209,613	$209,613	$—	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$51,408	$51,408	$—	$—
Restricted cash and equivalents	12,052	12,052	—	—
Restricted investments in marketable securities	143,974	143,974	—	—
Total	$207,434	$207,434	$—	$—

The Company places its cash and cash equivalents and restricted investments in marketable securities in quality financial instruments and limits the amount invested in any one institution or in any one type of instrument.  The Company has not experienced any significant losses on such investments.

Debt Instruments

The table below shows the carrying amounts and estimated fair values of the Company’s primary long-term debt instruments:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facilities	$360,377	$360,377	$383,630	$383,630
Term loan agreement	116,300	116,300	116,174	116,174
Real estate bridge loans	313,792	313,792	313,549	313,549
HUD insured loans	240,534	226,944	241,570	226,983
Notes payable	73,879	73,879	73,829	73,829
Mortgages and other secured debt (recourse)	13,059	13,059	13,235	13,235
Mortgages and other secured debt (non-recourse)	28,947	28,947	29,157	29,157
	$1,146,888	$1,133,298	$1,171,144	$1,156,557

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company’s hierarchy for nonfinancial assets measured at fair value on a non-recurring basis (in thousands):

		Impairment Charges -
	Carrying Value	Three months ended
	March 31, 2017	March 31, 2017
Assets:
Property and equipment, net	$3,709,242	$—
Goodwill	439,912	—
Intangible assets	168,793	—

		Impairment Charges -
	Carrying Value	Three months ended
	December 31, 2016	March 31, 2016
Assets:
Property and equipment, net	$3,765,393	$—
Goodwill	440,712	—
Intangible assets	175,566	—

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

(13)Assets Held For Sale

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has identified a disposal group in the inpatient segment of 16 owned skilled nursing facilities that qualified as assets held for sale.  The Company entered into a purchase and sale agreement to sell 18 facilities (16 owned and 2 leased) in the states of Kansas, Missouri, Nebraska and Iowa.  The transaction will mark an exit from the inpatient segment in these states.  The disposal group does not meet the criteria as a discontinued operation.  Closing occurred on April 1, 2017.  See Note 14 – “Subsequent Events.”

The following table sets forth the major classes of assets and liabilities included as part of the disposal group (in thousands):

March 31, 2017
Current assets:
Prepaid expenses	$4,064
Long-term assets:
Property and equipment, net of accumulated depreciation of $10,792	76,772
Goodwill	5,933
Total assets	$86,769
Current liabilities:
Current installments of long-term debt	$997
Long-term liabilities:
Long-term debt	68,805
Total liabilities	$69,802

(14)Subsequent Events

On April 1, 2017, the Company completed the sale of 18 skilled nursing facilities (16 owned and 2 leased) in the states of Kansas, Missouri, Nebraska and Iowa.  The 18 skilled nursing facilities had annual revenue of $110.1 million, pre-tax net loss of $10.7 million and total assets of $91.6 million.  Sale proceeds of approximately $80 million, net of transaction costs, were used principally to repay the indebtedness of the skilled nursing facilities.  A loss was recognized in the three months ending March 31, 2017, totaling $7.2 million, which is included in other loss on the consolidated statements of operations.  See Note 13 – “Assets Held For Sale.”

On April 1, 2017, the Company completed the sale of one skilled nursing facility located in Tennessee on April 1, 2017 that was subject to a master lease agreement. The skilled nursing facility had annual revenue of $7.4 million and pre-tax net income of $0.5 million.  A loss was recognized in the three months ending March 31, 2017, totaling $0.3 million, which is included in other loss on the consolidated statements of operations.

In April 2017, the Company entered into a strategic dining and nutrition partnership to further leverage its national platforms, process expertise and technology.   The relationship, which is expected to be accretive to the Company, will provide additional liquidity, cost efficiency and enhanced operational performance.

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

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than  statements or characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” “pursue,” “plans” or “prospect,” or the negative or other variations thereof or comparable terminology. They include, but are not limited to, statements about the Company’s expectations and beliefs regarding its future operations and financial performance. Historical results may not indicate future performance. Our forward-looking statements are based on current expectations and projections about future events, and there can be no assurance that they will be achieved or occur, in whole or in part, in the timeframes anticipated by the Company or at all. Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified and, consequently, the actual performance of the Company may differ materially from that expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, particularly in Item 1A, “Risk Factors,” which was filed with the SEC on March 6, 2017 (the Annual Report), as well as others that are discussed in this Form 10-Q. These risks and uncertainties could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. Our business is also subject to the risks that affect many other companies, such as employment relations, natural disasters, general economic conditions and geopolitical events. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price. Any forward-looking statements contained herein are made only as of the date of this report. The Company disclaims any obligation to update the forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements.

Business Overview

Genesis is a healthcare services company that through its subsidiaries owns and operates skilled nursing facilities, assisted living facilities and a rehabilitation therapy business.  We have an administrative services company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services.  At March 31, 2017, we provided inpatient services through 493 skilled nursing, senior/assisted living and behavioral health centers located in 34 states.  Revenues of our owned, leased and otherwise consolidated centers constitute approximately 86% of our revenues.

We also provide a range of rehabilitation therapy services, including speech pathology, physical therapy, occupational therapy and respiratory therapy.  These services are provided by rehabilitation therapists and assistants employed or contracted at substantially all of the centers operated by us, as well as by contract to healthcare facilities operated by others.  After the elimination of intercompany revenues, the rehabilitation therapy services business constitutes approximately 11% of our revenues.

We provide an array of other specialty medical services, including management services, physician services, staffing services, and other healthcare related services, which comprise the balance of our revenues.

Recent Transactions and Events

Skilled Nursing Facility Divestitures

We divested six skilled nursing facilities during the three months ended March 31, 2017.

Four skilled nursing facilities located in Massachusetts were subject to a master lease agreement and divested on March 14, 2017.  These facilities, along with two other facilities that were divested previously and subleased to a third-party operator, were sold and terminated from the master lease resulting in an annual rent credit of $1.2 million.  The master lease termination resulted in a capital lease net asset and obligation write-down of $14.9 million.  The four skilled nursing faciliies had annual revenue of $26.7 million and pre-tax net income of $1.2 million. We recognized a loss of $1.4 million, which is included in other loss on the consolidated statements of operations.

Two skilled nursing facilities located in Georgia were divested on February 1, 2017 at the expiration of their respective lease terms.  The two skilled nursing faciliies had annual revenue of $10.6 million and pre-tax net loss of $0.4 million.  We recognized a loss of $0.5 million, which is included in other loss on the consolidated statements of operations.

We divested 19 skilled nursing facilities on April 1, 2017.

18 skilled nursing facilities (16 owned and 2 leased) are located in the states of Kansas, Missouri, Nebraska and Iowa.  The transaction marks the exit from the inpatient business in these states.  The skilled nursing facilities had annual revenue of $110.1 million, pre-tax net loss of $10.7 million and total assets of $91.6 million.  Sale proceeds of approximately $80 million, net of transaction costs, were used principally to repay the indebtedness of the skilled nursing facilities.  A loss was recognized in the three months ending March 31, 2017, totaling $7.2 million, which is included in other loss on the consolidated statements of operations.  See Note 13 – “Assets Held For Sale.”

One skilled nursing facility is located in Tennessee and was subject to a master lease agreement. The skilled nursing facility had annual revenue of $7.4 million and pre-tax net income of $0.5 million.  A loss was recognized in the three months ending March 31, 2017, totaling $0.3 million, which is included in other loss on the consolidated statements of operations.

Agreement in Principle on Financial Terms of a Settlement

See Note 11 – “Commitments and Contingencies – Legal Proceedings” for further description of the matters discussed below.

In July 2016, we and U.S. Department of Justice (the DOJ) reached an agreement in principle on the financial terms of a settlement regarding the four matters arising out of the activities of Skilled and Sun Healthcare prior to their operations becoming part of our operations (collectively, the Successor Matters).  The four matters are: the Creekside Hospice Litigation, the Therapy Matters Investigation, the Staffing Matters Investigation and the SunDance Part B Therapy Matter.  We have agreed to the settlement in principle in order to resolve the allegations underlying the Successor Matters and to avoid the uncertainty and expense of litigation.

Based on the agreement in principle and in anticipation of the execution of final agreements and payment of a settlement amount of $52.7 million (the Settlement Amount), the Settlement Amount has been recorded as a liability in the consolidated balance sheets.  We expect to remit the Settlement Amount to the government over a period of five (5) years, once the agreement has been fully documented.

The agreement in principle is subject to negotiation, completion and execution of appropriate implementing agreements, including a settlement agreement or agreements, which are expected to be finalized in the second quarter of 2017, and the final approval of the respective parties.  There can be no assurance that we will enter into a final settlement agreement with the DOJ.  At this time, we believe that the ultimate outcome of the Successor Matters will not have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue

Medicare Rate Increase

On July 29, 2016, the Centers for Medicare & Medicaid Services (CMS) issued a final rule for fiscal year 2017 outlining a net increase of 2.4% to Medicare reimbursement rates for skilled nursing facilities attributable to a 2.7% market basket increase, reduced by a 0.3% multi-factor productivity adjustment required by law.  Effective October 1, 2017, the fiscal year 2018 market basket will be limited to a 1% increase.

CMS Proposed Rules

CMS issued two proposed rules for comment published on the Federal Register on May 4, 2017.

•

On April 27, 2017, CMS issued a proposed rule outlining fiscal year 2018 Medicare payment rates for skilled nursing facilities. Under the proposed rule, the market basket index is revised and rebased by updating the base year from 2010 to 2014 and adding a new cost category for Installation, Maintenance, and Repair Services. The rule also includes proposed revisions to the skilled nursing facility Quality Reporting Program, including proposals related to measure and standardized patient assessment data proposals, as well as proposals related to public display. In addition, it included proposals for the Skilled Nursing Facility Value-Based Purchasing Program that will affect Medicare payment to skilled nursing facilities beginning in fiscal year 2019 and clarification of the requirements regarding the composition of professionals for the survey team.  The proposed rule uses a market basket percentage of 1.0% to update the federal rates, but if a skilled nursing facility fails to submit quality reporting program requirements there will be a proposed 2.0% reduction to the market basket update. Thus, the increase in the proposed federal rates may increase the amount of our reimbursements for skilled nursing facility services so long as we meet the reporting requirements.  The rule proposal is open for a comment period not to exceed June 26, 2017.

•

On April 27, 2017, CMS issued an advanced notice of a proposed rule revising certain aspects of the existing skilled nursing facility prospective payment system (PPS) payment methodology to improve its accuracy, based on the results of the skilled nursing facility Payment Models Research project. The proposal explores the possibility of replacing the PPS’ existing case-mix classification model, the Resource Utilization Groups, Version 4, with a new model, the Resident Classification System, Version I (RCS-I). The proposal discusses options for how such a change could be implemented, as well as a number of other policy changes to consider to complement implementation of RCS-I.  The rule proposal is open for a comment period not to exceed June 26, 2017.

Episode Payment Models (EPMs)

On January 3, 2017, CMS issued its final rule implementing three new Medicare Parts A and B episode payment models (EPMs) and implements changes to the existing comprehensive care for joint replacement (CJR) model. Under the three new EPMs, acute care hospitals in certain selected geographic areas will participate in retrospective EPMs targeting care for Medicare fee-for-service beneficiaries receiving services during acute myocardial infarction (AMI), coronary artery bypass graft (CABG), and surgical hip/femur fracture treatment (SHFFT) episodes. AMI and CABG episodes will be tested in 98 metropolitan statistical areas (MSAs) and SHFFT episodes will be tested in the current 67 MSAs participating in CJR.  The SHFFT payment model will support clinicians in providing care to patients who received surgery after a hip fracture, other than hip replacement.  All related care within 90 days of hospital discharge will be included in the episode of care. Hospitals may share in risk and savings with other providers, including skilled nursing facilities. The provisions contained in the instructions were to become effective July 1, 2017, but the interim final rule extended the start date to October 1, 2017.

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

The regulations are effective on November 28, 2016. CMS is implementing the regulations using a phased approach. The phases are as follows:

•	Phase 1: The regulations included in Phase 1 were implemented by November 28, 2016.
•	Phase 2: The regulations included in Phase 2 must be implemented by November 28, 2017.
•	Phase 3: The regulations included in Phase 3 must be implemented by November 28, 2019.

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

The Protecting Access to Medicare Act (PAMA) of 2014, enacted into law on April 1, 2014, authorized the VBP program and requires CMS to adopt a VBP payment adjustment for skilled nursing facilities beginning October 1, 2018. By law, the VBP Program is limited to a single readmission measure at a time.

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

Texas Minimum Payment Amount Program (MPAP)

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

Key Performance and Valuation Measures

In order to assess our financial performance between periods, we evaluate certain key performance and valuation measures for each of our operating segments separately for the periods presented.  Results and statistics may not be comparable period-over-period due to the impact of acquisitions and dispositions, or the impact of new and lost therapy contracts.

The following is a glossary of terms for some of our key performance and valuation measures and non-GAAP measures:

“Actual Patient Days” is defined as the number of residents occupying a bed (or units in the case of an assisted/senior living center) for one qualifying day in that period.

“Adjusted EBITDA” is defined as EBITDA adjusted for newly acquired or constructed businesses with start-up losses and other adjustments to provide a supplemental performance measure. See “Reasons for Non-GAAP Financial Disclosure” for an explanation of the adjustments and a description of our uses of, and the limitations associated with, non-GAAP measures.

“Adjusted EBITDAR” is defined as EBITDAR adjusted for newly acquired or constructed businesses with start-up losses and other adjustments to provide a supplemental valuation measure. See “Reasons for Non-GAAP Financial Disclosure” for an explanation of the adjustments and a description of our uses of, and the limitations associated with, non-GAAP measures.

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

“Therapist Efficiency” is computed by dividing billable labor minutes related to patient care by total labor minutes for the period.

Key performance and valuation measures for our businesses are set forth below, followed by a comparison and analysis of our financial results:

	Three months ended March 31,
	2017	2016
	(In thousands)
Financial Results
Net revenues	$1,389,132	$1,472,218
EBITDA	106,815	129,020
Adjusted EBITDAR	165,690	178,351
Adjusted EBITDA	129,590	141,035
Net loss attributable to Genesis Healthcare, Inc.	(50,761)	(43,039)

INPATIENT SEGMENT:

	Three months ended March 31,
	2017	2016
Occupancy Statistics - Inpatient
Available licensed beds in service at end of period	57,394	57,908
Available operating beds in service at end of period	55,376	56,446
Available patient days based on licensed beds	5,165,460	5,274,061
Available patient days based on operating beds	4,984,784	5,133,219
Actual patient days	4,264,825	4,417,347
Occupancy percentage - licensed beds	82.6%	83.8%
Occupancy percentage - operating beds	85.6%	86.1%
Skilled mix	20.6%	21.2%
Average daily census	47,387	48,542
Revenue per patient day (skilled nursing facilities)
Medicare Part A	$523	$513
Medicare total (including Part B)	563	552
Insurance	449	441
Private and other	312	303
Medicaid	217	219
Medicaid (net of provider taxes)	197	200
Weighted average (net of provider taxes)	$271	$274
Patient days by payor (skilled nursing facilities)
Medicare	508,636	569,749
Insurance	328,612	312,148
Total skilled mix days	837,248	881,897
Private and other	279,384	298,752
Medicaid	2,944,333	2,975,751
Total Days	4,060,965	4,156,400
Patient days as a percentage of total patient days (skilled nursing facilities)
Medicare	12.5%	13.7%
Insurance	8.1%	7.5%
Skilled mix	20.6%	21.2%
Private and other	6.9%	7.2%
Medicaid	72.5%	71.6%
Total	100.0%	100.0%
Facilities at end of period
Skilled nursing facilities
Leased	368	381
Owned	60	49
Joint Venture	5	5
Managed *	34	40
Total skilled nursing facilities	467	475
Total licensed beds	57,252	57,904
Assisted/Senior living facilities:
Leased	19	30
Owned	4	4
Joint Venture	1	1
Managed	2	2
Total assisted/senior living facilities	26	37
Total licensed beds	2,182	3,001
Total facilities	493	512

Total Jointly Owned and Managed— (Unconsolidated)	15	21

REHABILITATION THERAPY SEGMENT**:

	Three months ended March 31,
	2017	2016
Revenue mix %:
Company-operated	38%	36%
Non-affiliated	62%	64%
Sites of service (at end of period)	1,575	1,634
Revenue per site	$156,555	$166,499
Therapist efficiency %	69%	70%

* Includes 20 facilities located in Texas for which the real estate is owned by Genesis

** Excludes respiratory therapy services.

Reasons for Non-GAAP Financial Disclosure

The following discussion includes references to Adjusted EBITDAR, EBITDA and Adjusted EBITDA, which are non-GAAP financial measures (collectively, Non-GAAP Financial Measures). A non-GAAP financial measure is a numerical measure of a registrant’s historical or future financial performance, financial position and cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable financial measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable financial measure so calculated and presented. In this regard, GAAP refers to generally accepted accounting principles in the United States. We have provided reconciliations of the Non-GAAP Financial Measures to the most directly comparable GAAP financial measures.

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

•provide better transparency as to the measures used by management and others who follow our industry to estimate the value of our company; and

•allow investors to view our financial performance and condition in the same manner as our significant landlords and lenders require us to report financial information to them in connection with determining our compliance with financial covenants.

We use Non-GAAP Financial Measures primarily as performance measures and believe that the GAAP financial measure most directly comparable to them is net income (loss) attributable to Genesis Healthcare, Inc. We use Non-GAAP Financial Measures to assess the value of our business and the performance of our operating businesses, as well as the employees responsible for operating such businesses. Non-GAAP Financial Measures are useful in this regard because they do not include such costs as interest expense, income taxes and depreciation and amortization expense which may vary from business unit to business unit depending upon such factors as the method used to finance the original purchase of the business unit or the tax law in the state in which a business unit operates. By excluding such factors when measuring financial performance, many of which are outside of the control of the employees responsible for operating our business units, we are better able to evaluate value and the operating performance of the business unit and the employees responsible for business unit performance. Consequently, we use these Non-GAAP Financial Measures to determine the extent to which our employees have met performance goals, and therefore the extent to which they may or may not be eligible for incentive compensation awards.

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

Although we use Non-GAAP Financial Measures as financial measures to assess value and the performance of our business, the use of these Non-GAAP Financial Measures is limited because they do not consider certain material costs necessary to operate the business.  These costs include our lease expense (only in the case of EBITDAR and Adjusted EBITDAR), the cost to service debt, the depreciation and amortization associated with our long-lived assets, losses (gains) on extinguishment of debt, transaction costs, long-lived asset impairment charges, federal and state income tax expenses, the operating results of our discontinued businesses and the income or loss attributable to non-controlling interests.  Because Non-GAAP Financial Measures do not consider these important elements of our cost structure, a user of our financial information who relies on Non-GAAP Financial Measures as the only measures of our performance could draw an incomplete or misleading conclusion regarding our financial performance. Consequently, a user of our financial information should consider net income (loss) attributable to Genesis Healthcare, Inc. as an important measure of its financial performance because it provides the most complete measure of our performance.

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

EBITDA

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

Adjustments to EBITDA

We adjust EBITDA when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance, in the case of Adjusted EBITDA. We believe that the presentation of Adjusted EBITDA, when combined with GAAP net income (loss) attributable to Genesis Healthcare, Inc., and EBITDA, is beneficial to an investor’s complete understanding of our operating performance. In addition, such adjustments are substantially similar to the adjustments to EBITDA provided for in the financial covenant calculations contained in our lease and debt agreements.

We adjust EBITDA for the following items:

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

•

Losses of newly acquired, constructed or divested businesses.  The acquisition and construction of new businesses is an element of our growth strategy.  Many of the businesses we acquire have a history of operating losses and continue to generate operating losses in the months that follow our acquisition.  Newly constructed or developed businesses also generate losses while in their start-up phase.  We view these losses as both temporary and an expected component of our long-term investment in the new venture.  We adjust these losses when computing Adjusted EBITDA in order to better analyze the performance of our mature ongoing business.  The activities of such businesses are adjusted when computing Adjusted EBITDA until such time as a new business generates positive Adjusted EBITDA.  The operating performance of new businesses is no longer adjusted when computing Adjusted EBITDA beginning in the period in which a new business generates positive Adjusted EBITDA and all periods thereafter.  The divestiture of underperforming or non-strategic facilities is also an element of our business strategy.  We eliminate the results of divested facilities beginning in the quarter in which they become divested.  We view the losses associated with the wind-down of such divested facilities as not indicative of the performance of our ongoing operating business.

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

(1)

Skilled Healthcare and other loss contingency expense – We exclude the estimated settlement cost and any adjustments thereto regarding the four legal matters inherited by Genesis in the Skilled and Sun Healthcare transactions and disclosed in the commitments and contingencies footnote to our consolidated financial statements describing our material legal proceedings. In the three months ended March 31, 2017, we recognized no additional expense related to these matters.  In the three months ended March 31, 2016, we recorded $1.6 million related to these matters. We believe these costs are non-recurring in nature as they will no longer be recognized following the final settlement of these matters.  We do not exclude the estimated settlement costs associated with all other legal and regulatory matters arising in the normal course of business.  Also, we do not believe the excluded costs reflect the underlying performance of our operating businesses.

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

(3)

Other non-recurring costs – In the three months ended March 31, 2017, we recognized no other non-recurring costs.  In the three months ended March 31, 2016, we excluded $0.8 million of costs incurred in connection with a settlement of disputed costs related to previously reported periods and a regulatory audit associated with acquired businesses and related to pre-acquisition periods.  We do not believe the excluded costs are recurring or reflect the underlying performance of our business.

Adjusted EBITDAR

We use Adjusted EBITDAR as one measure in determining the value of prospective acquisitions or divestitures.  Adjusted EBITDAR is also a commonly used measure to estimate the enterprise value of businesses in the healthcare industry. In addition, covenants in our lease agreements use Adjusted EBITDAR as a measure of financial compliance.

The adjustments made and previously described in the computation of Adjusted EBITDA are also made when computing Adjusted EBITDAR.  See the reconciliation of net loss attributable to Genesis Healthcare, Inc. included herein.

The following table provides a reconciliation of the non-GAAP valuation measurement Adjusted EBITDAR from net loss attributable to Genesis Healthcare, Inc., the most directly comparable financial measure presented in accordance with GAAP:

	Three months ended March 31,
	2017	2016

Net loss attributable to Genesis Healthcare, Inc.	$(50,761)	$(43,039)
Adjustments to compute Adjusted EBITDAR:
Loss from discontinued operations, net of taxes	21	38
Net loss attributable to noncontrolling interests	(32,852)	(27,989)
Depreciation and amortization expense	64,369	61,765
Interest expense	124,754	135,181
Income tax expense	1,284	3,064
Lease expense	36,100	37,316
Other loss	9,034	12
Transaction costs	3,025	1,754
Severance and restructuring	4,180	3,016
Losses of newly acquired, constructed, or divested businesses	3,993	1,973
Stock-based compensation	2,286	1,860
Skilled Healthcare and other loss contingency expense (1)	—	1,626
Regulatory defense and related costs (2)	257	940
Other non-recurring costs (3)	—	834
Adjusted EBITDAR	$165,690	$178,351

The following table provides a reconciliation of the non-GAAP performance measurement EBITDA and Adjusted EBITDA from net loss attributable to Genesis Healthcare, Inc., the most directly comparable financial measure presented in accordance with GAAP:

	Three months ended March 31,
	2017	2016

Net loss attributable to Genesis Healthcare, Inc.	$(50,761)	$(43,039)
Adjustments to compute EBITDA:
Loss from discontinued operations, net of taxes	21	38
Net loss attributable to noncontrolling interests	(32,852)	(27,989)
Depreciation and amortization expense	64,369	61,765
Interest expense	124,754	135,181
Income tax expense	1,284	3,064
EBITDA	$106,815	$129,020
Adjustments to compute Adjusted EBITDA:
Other loss	9,034	12
Transaction costs	3,025	1,754
Severance and restructuring	4,180	3,016
Losses of newly acquired, constructed, or divested businesses	3,993	1,973
Stock-based compensation	2,286	1,860
Skilled Healthcare and other loss contingency expense (1)	—	1,626
Regulatory defense and related costs (2)	257	940
Other non-recurring costs (3)	—	834
Adjusted EBITDA	$129,590	$141,035

Additional lease payments not included in GAAP lease expense	86,624	87,501

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

A  summary of our unaudited results of operations for the three months ended March 31, 2017 as compared with the same period in 2016 follows:

	Three months ended March 31,
	2017		2016		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
Revenues:
Inpatient services:
Skilled nursing facilities	$1,169,925	84.2%	$1,208,433	82.0%	$(38,508)	(3.2)%
Assisted/Senior living facilities	23,952	1.7%	30,919	2.1%	(6,967)	(22.5)%
Administration of third party facilities	2,433	0.2%	3,079	0.2%	(646)	(21.0)%
Elimination of administrative services	(384)	—%	(375)	—%	(9)	2.4%
Inpatient services, net	1,195,926	86.1%	1,242,056	84.3%	(46,130)	(3.7)%

Rehabilitation therapy services:
Total therapy services	256,217	18.4%	285,112	19.4%	(28,895)	(10.1)%
Elimination intersegment rehabilitation therapy services	(100,530)	(7.2)%	(106,432)	(7.2)%	5,902	(5.5)%
Third party rehabilitation therapy services	155,687	11.2%	178,680	12.2%	(22,993)	(12.9)%

Other services:
Total other services	46,046	3.3%	56,626	3.8%	(10,580)	(18.7)%
Elimination intersegment other services	(8,527)	(0.6)%	(5,144)	(0.3)%	(3,383)	65.8%
Third party other services	37,519	2.7%	51,482	3.5%	(13,963)	(27.1)%

Net revenues	$1,389,132	100.0%	$1,472,218	100.0%	$(83,086)	(5.6)%

	Three months ended March 31,
	2017		2016		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
	(in thousands, except percentages)
EBITDA:
Inpatient services	$140,726	11.8%	$155,189	12.5%	$(14,463)	(9.3)%
Rehabilitation therapy services	22,121	8.6%	21,663	7.6%	458	2.1%
Other services	101	0.2%	3,061	5.4%	(2,960)	(96.7)%
Corporate and eliminations	(56,133)	—%	(50,893)	—%	(5,240)	10.3%
EBITDA	$106,815	7.7%	$129,020	8.8%	$(22,205)	(17.2)%

A summary of our unaudited condensed consolidating statement of operations follows:

	Three months ended March 31, 2017
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$1,196,310	$256,217	$45,796	$250	$(109,441)	$1,389,132
Salaries, wages and benefits	581,423	212,752	30,319	—	—	824,494
Other operating expenses	418,601	18,350	14,747	—	(109,441)	342,257
General and administrative costs	—	—	—	45,122	—	45,122
Provision for losses on accounts receivable	20,243	2,987	334	(36)	—	23,528
Lease expense	35,317	7	295	481	—	36,100
Depreciation and amortization expense	55,980	3,747	167	4,475	—	64,369
Interest expense	103,317	14	9	21,414	—	124,754
Investment income	—	—	—	(1,109)	—	(1,109)
Other loss	—	—	—	9,034	—	9,034
Transaction costs	—	—	—	3,025	—	3,025
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(568)	434	(134)
(Loss) income before income tax benefit	(18,571)	18,360	(75)	(81,588)	(434)	(82,308)
Income tax expense	—	—	—	1,284	—	1,284
(Loss) income from continuing operations	$(18,571)	$18,360	$(75)	$(82,872)	$(434)	$(83,592)

	Three months ended March 31, 2016
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
	(In thousands)
Net revenues	$1,242,431	$285,112	$56,524	$102	$(111,951)	$1,472,218
Salaries, wages and benefits	588,902	240,436	38,379	—	—	867,717
Other operating expenses	438,699	20,341	14,008	—	(111,951)	361,097
General and administrative costs	—	—	—	48,427	—	48,427
Provision for losses on accounts receivable	23,345	2,648	546	(46)	—	26,493
Lease expense	36,296	24	530	466	—	37,316
Depreciation and amortization expense	53,839	3,120	314	4,492	—	61,765
Interest expense	108,989	14	16	26,162	—	135,181
Investment (income) loss	—	—	—	(481)	—	(481)
Other loss	—	—	—	12	—	12
Transaction costs	—	—	—	1,754	—	1,754
Skilled Healthcare and other loss contingency expense	—	—	—	1,626	—	1,626
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,112)	349	(763)
(Loss) income before income tax expense	(7,639)	18,529	2,731	(81,198)	(349)	(67,926)
Income tax expense	—	—	—	3,064	—	3,064
(Loss) income from continuing operations	$(7,639)	$18,529	$2,731	$(84,262)	$(349)	$(70,990)

Same-store Presentation

We continue to execute on a strategic plan which includes expansion in core markets and operating segments which we believe will enhance the value of our business in the ever-changing landscape of national healthcare.  We are also focused on right-sizing our operations to fit that new environment and to divest of underperforming and non-strategic assets, many of which came to us as part of larger acquisitions in recent years that were necessary to achieve the net overall growth strategy.

We define our same-store inpatient operations as those skilled nursing and assisted living centers which have been operated by us, in a steady-state, for each comparable period in this Results of Operations discussion.  We exclude from that definition those skilled nursing and assisted living facilities recently acquired that were not operated by us for the entire period, as well as those that were divested prior to or during the most recent period presented.  In cases where we are developing new skilled nursing or assisted living centers, those operations are excluded from our same-store inpatient operations until the revenue driven by operating patient census is stable in the comparable periods.  Additionally, our inpatient business is proportionately impacted by the addition of the extra day in periods containing a leap year, as the three months ended March. 31, 2016 was.  We removed the proportional estimated impact from revenue and operating expenses for presentation of same-store results.

Because it is the nature of our rehabilitation therapy services operations to experience high volume of both new and terminated contracts in an annual cycle, and the scale and significance of those contracts can be very different to both the revenue and operating expenses of that business, a same-store presentation based solely on the contract or gym count is not a valid depiction of the business.  Accordingly, we do not reference same-store figures in this Management’s Discussion and Analysis with regard to that business.  Leap year did not have a material impact on the comparibility of our rehabilitation therapy services.

The volume of services delivered in our other services businesses can also be affected by strategic transactional activity.  To the extent there are businesses to be excluded to achieve same-store comparability those will be noted in the context of the Results of Operations discussion.  Leap year did not have a material impact on the comparibility of our other services business.

Net Revenues

Net revenues for the three months ended March 31, 2017 as compared with the three months ended March 31, 2016 decreased by $83.1 million, or 5.6%.

Inpatient Services – Revenue decreased $46.1 million, or 3.7%, in the three months ended March 31, 2017 as compared with the same period in 2016. On a same-store basis, excluding the impact of leap year, 21 divested underperforming facilities and the acquisition or development of ten additional facilities on comparability, inpatient services revenue declined $34.3 million, or 2.9%.  The three months ended March 31, 2016 included $15.6 million of additional revenue attributed to the Texas MPAP program, which expired in August 2016.  The remaining same-store decrease of $18.7 million, or 1.6%, is principally due to a decline in the occupancy and skilled mix of legacy Genesis inpatient facilities, partially offset by increased payment rates.  We attribute the decline in occupancy and skilled mix principally to the impact of healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payers and conveners to divert certain skilled nursing referrals to home health or other community based care settings.

For an expanded discussion regarding the factors influencing our census decline, see Item 1, “Business – Recent Regulatory and other Governmental Actions Affecting Revenue” in our annual report on form 10-K filed with the U.S Securities and Exchange Commision, as well as “Key Performance and Valuation Measures” in this Management’s Discussion and Analysis for quantification of the census trends and revenue per patient day.

Rehabilitation Therapy Services – Revenue decreased $23.0 million, or 12.9% comparing the three months ended March 31, 2017 with the same period in 2016.  Of that decrease, $16.7 million is due to lost contract business, offset by $5.8 million attributed to new contracts and price increases to certain existing customers.  The remaining decrease of $12.1 million is principally due to reduced volume of services provided existing customers due to the reduction in lengths of stay and skilled patient populations impacting the entire industry.

Other Services – Other services revenue decreased $14.0 million, or 27.1% in the three months ended March 31, 2017 as compared with the same period in 2016. On a same-store basis, after eliminating the impact of selling the hospice and homecare businesses on May 1, 2016, other services revenue increased $2.6 million or 7.4%.  This remaining increase was principally attributed to new business growth in our staffing services business line.

EBITDA

EBITDA for the three months ended March 31, 2017 decreased by $22.2 million, or 17.2% when compared with the same period in 2016.  The contributing factors for this net increase are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDA decreased in the three months ended March 31, 2017 as compared with the same period in 2016, by $14.5 million, or 9.3%.  On a same store basis, the inpatient EBITDA decreased $12.0 million.  Of that same-store decline, our self-insurance programs resulted in a reduction of $2.2 million EBITDA in the three months ended March 31, 2017 as compared with the same period in 2016.  Improved accounts receivable collections performance resulted in a reduction in the provision for losses on accounts receivable of $2.8 million and a corresponding increase of EBITDA in the three months ended March 31, 2017 as compared with the same period in 2016. The comparably higher levels of provision for accounts receivable in the three months ended March 31, 2016 were principally due to resource allocation to integration activities related to acquisitions completed in 2015 as well as the relative condition of the acquired accounts receivables.  The remaining $12.6 million decrease in EBITDA of the segment is attributed to the continued pressures on skilled mix and overall occupancy of our inpatient facilities described above under “Net Revenues.”

Rehabilitation Therapy Services – EBITDA of the rehabilitation therapy segment increased by $0.5 million or 2.1% comparing the three months ended March 31, 2017 with the same period in 2016.  Lost therapy contracts exceeded new contracts by $1.1 million.  Startup costs of our operations in China for the three months ended March 31, 2017 exceeded those in the comparable period in 2016 by $1.0 million.  The remaining increase of EBITDA of $2.6 million is principally attributed to favorable average costs of labor and pricing increases, partially offset by therapist efficiency which declined to 69% in the three months ended March 31, 2017 compared with 70% in the comparable period in the prior year.

Currently, we operate through affiliates in China a total of twelve locations comprised of the three rehabilitation clinics in Guangzhou, Shanghai and Hong Kong, a rehabilitation facility, and inpatient and outpatient rehabilitation services in eight hospital joint ventures and one nursing home.  Startup and development costs of these Chinese ventures are expected to exceed revenues in fiscal 2017.

Other Services – EBITDA decreased $3.0 million in the three months ended March 31, 2017 as compared with the same period in 2016.  On a same-store basis, excluding the impact of the sale of the hospice and home health business effective May 1, 2016, EBITDA decreased $0.4 million, principally attributed to the physician services business.

Corporate and Eliminations — EBITDA decreased $5.2 million in the three months ended March 31, 2017 as compared with the same period in 2016.  EBITDA of our corporate function includes other income, charges, gains or losses associated with transactions that in our chief operating decision maker’s view are outside of the scope of our reportable segments.  These other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $8.7 million of the net decrease in EBITDA.  Corporate overhead costs decreased $3.4 million, or 7.1%, in the three months ended March 31, 2017 as compared with the same period in 2016. This decrease is principally due to the focus on cost containment to address market pressures on our business. The remaining increase in EBITDA of $0.1 million is primarily the result of incremental investment earnings and improved earnings from our unconsolidated affiliates.

Other Loss — Consistent with our strategy to divest assets in non-strategic markets, we incur losses resulting from the transition or closure of underperforming operations.  Other loss recognized for the three months ended March 31, 2017 was a net $9.0 million, attributable primarily to the sale or imminent sale of 25 skilled nursing facilities.  Other loss was de minimis for the same period in 2016.

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the three months ended March 31, 2017 and 2016 were $3.0 million and $1.8 million, respectively.

Skilled Healthcare and other loss contingency expense — For the three months ended March 31, 2016, we accrued $1.6 million for contingent liabilities.  There was no change in the estimated settlement value of that contingent liability in the three months ended March 31, 2017.  As previously disclosed, the 2016 accrual in the current year pertains to the agreement in principle reached with the DOJ in July 2016.  See Note 11 – “Commitments and Contingencies – Legal Proceedings.”

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDA and (loss) income from continuing operations of all reportable segments, other services, corporate and eliminations in our consolidating statement of operations for the three months ended March 31, 2017 as compared with the same period in 2016.

Depreciation and amortization — Each of our reportable segments, other services and corporate overhead have depreciating property, plant and equipment, including depreciation on leased properties accounted for as capital leases or as a financing obligation. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  The majority of the $2.6 million increase in depreciation and amortization in the three months ended March 31, 2017 compared with the same period in the prior year is attributed to the depreciation acceleration on seven leased skilled nursing facilities divested through April 1, 2017.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our Revolving Credit Facilities, Term Loan Facility, Real Estate Bridge Loans and mortgage instruments, as well as the expense associated with leases accounted for as capital leases or financing obligations.  Interest expense decreased $10.4 million in the three months ended March 31, 2017 as compared with the same period in the prior year.  Of that decrease, $0.7 million is due to a reduction in cash rent resulting from the reduced borrowings under the Term Loan Facility through application of proceeds from asset sales and Real Estate Bridge Loans refinanced with lower rate HUD guaranteed mortgage debt.  The remaining $9.7 million decrease is principally attributed to non-cash accounting for lease transactions completed over the past twelve months.

Income tax expense — For the three months ended March 31, 2017, we recorded an income tax expense of $1.3 million from continuing operations representing an effective tax rate of (1.6)% compared to an income tax expense of $3.1 million from continuing operations, representing an effective tax rate of (4.5)% for the same period in 2016.  There is a full valuation allowance against our deferred tax assets, excluding our deferred tax asset on its Bermuda captive insurance company’s discounted unpaid loss reserve.  Previously, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets.  As of March 31, 2017, we have determined that the valuation allowance is still necessary.

Net Loss Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between loss from continuing operations and net loss attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the three months ended March 31, 2017 as compared with the same period in 2016.

Loss from discontinued operations — Prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disposals of Components of an Entity (ASU 2014-08), we routinely classified reporting units exited, closed or otherwise disposed as discontinued operations.  ASU 2014-08 changed the criteria to qualify such transactions for discontinued operations treatment, making it hard to reach that conclusion.  Therefore, since 2014 none of our more recently exited, closed or otherwise disposed assets have been classified as discontinued operations.  The activity reported as discontinued operations in the three months ended March 31, 2017 and the same period in 2016 was de minimis, associated with exit, closure and disposal activities of reporting units identified as discontinued operations prior to adoption of ASU 2014-08.

Net loss attributable to noncontrolling interests — Following the closing of the Combination, the combined results of Skilled and FC-GEN were consolidated with approximately 42% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity.  The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares.  Since the Combination, there have been conversions of 2.2 million Class C common stock, leaving a remaining direct noncontrolling economic interest of 40.2%.  For the three months ended March 31, 2017 and 2016, loss of $33.4 million and $28.5 million, respectively, has been attributed to the Class C common stock.

In addition to the noncontrolling interests attributable to the Class C common stock holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any VIEs where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the three months ended March 31, 2017 and 2016, income of $0.5 million and $0.5 million, respectively, has been attributed to these unaffiliated third parties.

Liquidity and Capital Resources

Cash Flow and Liquidity

The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Three months ended March 31,
	2017	2016
Net cash provided by operating activities	$44,630	$24,446
Net cash (used in) provided by investing activities	(21,301)	58,117
Net cash used in financing activities	(22,944)	(91,902)
Net increase (decrease) in cash and cash equivalents	385	(9,339)
Beginning of period	51,408	87,548
End of period	$51,793	$78,209

Net cash provided by operating activities in the three months ended March 31, 2017 increased $20.2 million compared with the same period in 2016.  The increase in cash provided by operations is principally due to accelerated collections of account receivable in the three months ended March 31, 2017 as compared with the same period in 2016, partially offset by the timing in other areas of working capital.

Net cash used in investing activities in the three months ended March 31, 2017 was $21.3 million, compared to a source of cash of $58.1 million in the three months ended March 31, 2016. There were no significant asset sales in the three months ended March 31, 2017, as compared with the same period in 2016, which included the receipt from the sales of assets of $76.4 million consisting of $67.0 million and $9.4 million for the sale of 18 assisted living facilities in Kansas and an office building in Albuquerque, New Mexico, respectively.  Routine capital expenditures for the three months ended March 31, 2017 decreased by $7.0 million as compared with the same period in the prior year.  The remaining incremental use of cash from investing activities of $10.0 million in the three months ended March 31, 2017 as compared with the same period in 2016 is principally due to the liquidation and transfer of restricted cash and investments by our captive insurance companies to unrestricted cash.

Net cash used in financing activities was $22.9 million in the three months ended March 31, 2017 compared to a use of $91.9 million in the three months ended March 31, 2016.  The net decrease in cash used in financing activities of $69.0 million is principally attributed to debt extinguishments and refinancing activity in the 2016 period compared with minimal activity in the three months ended March 31, 2017.  In the three months ended March 31, 2017 we had a net decrease in borrowing activity under the Revolving Credit Facilities of $24.0 million as compared with $30.0 million of incremental Revolving Credit Facilities borrowings in the same period in 2016.  In the three months ended March 31, 2016, we used $54.2 million of the proceeds from the sale of 18 assisted living facilities in Kansas and $67.9 million of proceeds from HUD insured financing on ten skilled nursing facilities to repay Real Estate Bridge Loan indebtedness.  The remaining net reduction in the use of cash of $8.8 million in the three months ended March 31, 2017 compared with the same period in 2016 is principally due to scheduled debt repayments, debt issuance costs and distributions to noncontrolling interests in the 2016 period exceeding the scheduled debt repayments, debt issuance costs and distributions to noncontrolling interests in the 2016 period.

Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our Revolving Credit Facilities.

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

At March 31, 2017, we had cash and cash equivalents of $51.8 million and available borrowings under our Revolving Credit Facilities of $72.8 million, after taking into account $59.8 million of letters of credit drawn against our Revolving Credit Facilities. During the three months ended March 31, 2017, we maintained liquidity sufficient to meet our working capital, capital expenditure and development activities and we believe we will continue to meet those needs for at least the subsequent twelve-month period.

Financing Activities

We are progressing on our near-term capital strengthening priorities to refinance our Real Estate Bridge Loans with lower cost and longer maturity HUD insured loans or other permanent financing and to reduce our overall indebtedness through a combination of non-strategic asset sale proceeds and free cash flow.

During the three months ended March 31, 2017 we did not complete any mortgage refinancing activities, but expect multiple refinancings in the second fiscal quarter and remainder of 2017. Since the Combination, we have repaid or refinanced $203.9 million of Real Estate Bridge Loans with $326.9 million remaining outstanding at March 31, 2017.

In April 2017, we entered into a strategic dining and nutrition partnership to further leverage our national platforms, process expertise and technology.  The relationship, which is expected to be accretive to us, will provide additional liquidity, cost efficiency and enhanced operational performance.

Divestiture of Non-Strategic Facilities

Consistent with our strategy to divest assets in non-strategic markets, we have exited the inpatient operations of 25 skilled nursing facilities in seven states, including:

•

The sale of 18 skilled nursing facilities (16 owned and 2 leased) in the states of Kansas, Missouri, Nebraska and Iowa on April 1, 2017.  The transaction marks an exit from the inpatient business in these states.  The 18 facilities generated annual revenue of $110.1 million, pre-tax net loss of $10.7 million and had total assets of $91.6 million.  Sale proceeds of $80 million, net of transaction costs, was principally used to repay indebtedness of the skilled nursing facilities.  A loss was recognized in the three months ending March 31, 2017 totaling $7.2 million.

•

The sale of four skilled nursing facilities located in Massachusetts that were subject to a master lease agreement and divested on March 14, 2017.  These facilities, along with two other facilities that were divested previously and subleased to a third-party operator, were sold and terminated from the master lease resulting in an annual rent credit of $1.2 million.  The master lease termination resulted in a capital lease net asset and obligation write-down of $14.9 million. A loss was recognized in the three months ending March 31, 2017 totaling $1.4 million.
•

The sale of two skilled nursing facilities located in Georgia on February 1, 2017 at the expiration of their respective lease terms.  A loss was recognized in the three months ending March 31, 2017 totaling $0.5 million.

•

The sale of one skilled nursing facility located in Tennessee on April 1, 2017 that was subject to a master lease agreement with Sabra as noted in Lease Amendments below.  A loss was recognized in the three months ending March 31, 2017 totaling $0.3 million.

We expect to divest an additional 12 underperforming assets or assets in non-strategic markets, by the end of calendar 2017.

Lease Amendments

On July 29, 2016, we entered into a memorandum of understanding with Sabra, later amended on February 20, 2017, outlining the terms of a restructuring to our master lease agreements.  The significant features of the restructuring include (i) the application of a 7.5% credit against current rent from the proceeds of certain asset sales with any residual rent related to assets sold continuing to be paid by us through our current terms, which expire in 2020 and 2021; (ii) the reallocation of rents among certain of the master leases in order to establish market based lease coverages, with any excess rent above market lease coverage scheduled to expire in 2020 and 2021; and (iii) extensions of two to four years to the termination dates of certain master leases, which after 2020 and 2021 will reflect market-based lease coverages.  The restructuring provides a long-term solution to our master leases with Sabra.  Based upon the estimated sale proceeds of certain assets and the excess rent associated with the rent reallocation, we project the annual rent reduction by 2021 to be between $11 million and $13 million.  On April 1, 2017, the master lease agreements were amended to reflect the features noted above.

 Financial Covenants

The Revolving Credit Facilities, the Term Loan Agreement and the Welltower Bridge Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a springing minimum fixed charge coverage ratio tied to minimum liquidity and maximum capital expenditures.  At March 31, 2017, we are in compliance with all covenants contained in these agreements with the exception of the maximum leverage covenant.  Effective May 5, 2017, we entered into amended agreements with respect to the Revolving Credit Facilities, the Term Loan Agreement and the Welltower Bridge Loans.  With respect to the Term Loan Agreement and the Welltower Bridge Loans, these amendments provided waivers for the breach at March 31, 2017 of the maximum leverage covenant.  With respect to the Revolving Credit Facilities, the maximum leverage covenant was amended effective March 31, 2017 resulting in our compliance with that covenant.  The amendments to the Credit Facilities also amended all the prospective financial covenant levels effective May 5, 2017.  The most restrictive financial covenant, as amended, is the maximum leverage covenant ratio which requires us to maintain a leverage ratio, as defined therein, of no more than 7.25 to 1.0 through December 31, 2017 and stepping down gradually over the course of the loans to 6.5 to 1.0 beginning in 2020.

We have master lease agreements with Welltower, Sabra and Omega (collectively, the Master Lease Agreements).  Our Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity.  At March 31, 2017, we are in compliance with all covenants contained in these agreements with the exception of the maximum leverage covenant, which is contained only in the master lease agreement with Welltower (the Welltower Master Lease).  Effective May 5, 2017, we entered into amended agreements with respect to the Master Lease Agreements.  Welltower provided a waiver for the breach at March 31, 2017 of the maximum leverage covenant.   The amendments to the Master Lease Agreements also amended all the prospective financial covenant levels effective May 5, 2017.  The most restrictive financial covenant, as amended, is the maximum leverage covenant ratio contained in the Welltower Master Lease, which requires us to maintain a leverage ratio, as defined therein, of no more than 7.25 to 1.0 through December 31, 2017 and stepping down gradually over the course of the lease to 6.5 to 1.0 beginning in 2020.

At March 31, 2017, we did not meet certain financial covenants contained in three leases related to 26 of our facilities.  We are and expect to continue to be current in the timely payment of our obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of our other loan or lease agreements.  We will continue to work with the related credit parties to amend such leases and the related financial covenants.  We do not believe the breach of such financial covenants at March 31, 2017 will have a material adverse impact on us.

Although we are in compliance and project to be in compliance with our material debt and lease covenants through June 30, 2018, at a minimum, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on our ability to remain in compliance with our covenants.  Such uncertainty includes changes in reimbursement patterns, patient admission patterns, bundled payment arrangements, as well as potential changes to the Affordable Care Act currently being considered in Congress, among others.

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

Off Balance Sheet Arrangements

We had outstanding letters of credit of $59.8 million under our letter of credit sub-facility on our Revolving Credit Facilities as of March 31, 2017.  These letters of credit are principally pledged to landlords and insurance carriers as collateral.  We are not involved in any other off-balance-sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table sets forth our contractual obligations, including principal and interest, but excluding non-cash amortization of discounts or premiums and debt issuance costs established on these instruments, as of March 31, 2017 (in thousands).

					More than
	Total	1 Yr.	2-3 Yrs.	4-5 Yrs.	5 Yrs.
Revolving credit facilities	$404,418	$36,569	$367,849	$—	$—
Term loan agreement	175,601	17,524	36,762	121,315	—
Real estate bridge loans	488,985	32,845	77,596	378,544	—
HUD insured loans	484,672	15,456	30,912	30,912	407,392
Notes payable	107,782	2,336	5,136	100,310	—
Mortgages and other secured debt (recourse)	13,733	1,059	11,560	1,114	—
Mortgages and other secured debt (non-recourse)	32,630	13,652	2,617	2,617	13,744
Financing obligations	9,477,247	271,872	561,543	584,329	8,059,503
Capital lease obligations	3,475,920	89,021	184,823	189,443	3,012,633
Operating lease obligations	968,988	140,380	272,783	259,600	296,225
	$15,629,976	$620,714	$1,551,581	$1,668,184	$11,789,497

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

Interest Rate Exposure—Interest Rate Risk Management

Our Term Loan Facility, Real Estate Bridge Loans and Revolving Credit Facilities expose us to variability in interest payments due to changes in interest rates.  As of March 31, 2017, there is no derivative financial instrument in place to limit that exposure.

A 1% increase in the applicable interest rate on our variable-rate debt would result in an approximately $5.2 million increase in our annual interest expense.

Our investments in marketable securities as of March 31, 2017 consisted of investment grade government and corporate debt securities and money market funds that have maturities of five years or less. These investments expose us to investment income risk, which is affected by changes in the general level of U.S. and international interest rates and securities markets risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Interest rates are near historic lows, with a risk of interest rates increasing before our current investments mature.  While we have the ability and intent to hold our investments to maturity today, rising interest rates could impact our ability to liquidate our investments for a profit and could adversely affect the cost of replacing those investments at the time of maturity with investment of similar return and risk profile.  Despite the complex nature of exposure to the securities markets, given the low risk profile, we do not believe a 1% increase in interest rates alone would have a material impact on our net investment income returns.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of end of the period covered by this report, the disclosure controls and procedures were effective at that reasonable assurance level.

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

None.

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

GENESIS HEALTHCARE, INC.

Date:	May 9, 2017	By	/S/ GEORGE V. HAGER, JR.
George V. Hager, Jr.
Chief Executive Officer

Date:	May 9, 2017	By	/S/ THOMAS DIVITTORIO
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