Form 10-Q
period 2017-06-30
Genesis Healthcare, Inc.
filed 2017-08-09
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017.

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on August 8, 2017, was:

Class A common stock, $0.001 par value – 82,218,883 shares

Class B common stock, $0.001 par value – 12,502,187 shares

Class C common stock, $0.001 par value – 61,600,511 shares

Genesis Healthcare, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	June 30,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$64,745	$51,408
Restricted cash and investments in marketable securities	43,965	43,555
Accounts receivable, net of allowances for doubtful accounts of $266,282 and $218,383 at June 30, 2017 and December 31, 2016, respectively	754,384	832,109
Prepaid expenses	68,139	64,218
Other current assets	55,097	63,641
Assets held for sale	—	4,056
Total current assets	986,330	1,058,987
Property and equipment, net of accumulated depreciation of $872,080 and $807,776 at June 30, 2017 and December 31, 2016, respectively	3,670,151	3,765,393
Restricted cash and investments in marketable securities	117,734	112,471
Other long-term assets	132,659	137,602
Deferred income taxes	6,358	6,107
Identifiable intangible assets, net of accumulated amortization of $104,378 and $91,155 at June 30, 2017 and December 31, 2016, respectively	162,344	175,566
Goodwill	439,212	440,712
Assets held for sale	—	82,363
Total assets	$5,514,788	$5,779,201
Liabilities and Stockholders' Deficit:
Current liabilities:
Current installments of long-term debt	$23,770	$24,594
Capital lease obligations	3,464	1,886
Financing obligations	1,777	1,613
Accounts payable	233,089	258,616
Accrued expenses	192,137	215,457
Accrued compensation	161,396	181,841
Self-insurance reserves	168,933	172,565
Current portion of liabilities held for sale	—	988
Total current liabilities	784,566	857,560
Long-term debt	1,126,070	1,146,550
Capital lease obligations	993,044	997,340
Financing obligations	2,899,999	2,867,534
Deferred income taxes	24,263	22,354
Self-insurance reserves	462,927	445,559
Liabilities held for sale	—	69,057
Other long-term liabilities	138,963	103,435
Commitments and contingencies
Stockholders’ deficit:
Class A common stock, (par $0.001, 1,000,000,000 shares authorized, issued and outstanding - 80,214,849 and 75,187,388 at June 30, 2017 and December 31, 2016, respectively)	80	75
Class B common stock, (par $0.001, 20,000,000 shares authorized, issued and outstanding - 14,306,187 and 15,495,019 at June 30, 2017 and December 31, 2016, respectively)	14	16
Class C common stock, (par $0.001, 150,000,000 shares authorized, issued and outstanding - 61,800,511 and 63,849,380 at June 30, 2017 and December 31, 2016, respectively)	62	64
Additional paid-in-capital	295,100	305,358
Accumulated deficit	(911,532)	(795,615)
Accumulated other comprehensive loss	(215)	(221)
Total stockholders’ deficit before noncontrolling interests	(616,491)	(490,323)
Noncontrolling interests	(298,553)	(239,865)
Total stockholders' deficit	(915,044)	(730,188)
Total liabilities and stockholders’ deficit	$5,514,788	$5,779,201

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net revenues	$1,341,276	$1,438,358	$2,730,408	$2,910,576
Salaries, wages and benefits	739,402	832,693	1,563,896	1,700,410
Other operating expenses	372,295	350,161	714,552	711,258
General and administrative costs	41,187	45,026	86,309	93,453
Provision for losses on accounts receivable	23,985	29,681	47,513	56,174
Lease expense	38,234	36,968	74,334	74,284
Depreciation and amortization expense	60,227	67,953	124,596	129,718
Interest expense	124,288	133,860	249,042	269,041
Loss on early extinguishment of debt	2,301	468	2,301	468
Investment income	(1,392)	(658)	(2,501)	(1,139)
Other loss (income)	4,190	(42,923)	13,224	(42,911)
Transaction costs	3,781	4,993	6,806	6,747
Customer receivership	35,566	—	35,566	—
Skilled Healthcare and other loss contingency expense	—	13,566	—	15,192
Equity in net income of unconsolidated affiliates	(88)	(497)	(222)	(1,260)
Loss before income tax expense	(102,700)	(32,933)	(185,008)	(100,859)
Income tax expense	2,803	3,086	4,087	6,150
Loss from continuing operations	(105,503)	(36,019)	(189,095)	(107,009)
(Loss) income from discontinued operations, net of taxes	(47)	61	(68)	23
Net loss	(105,550)	(35,958)	(189,163)	(106,986)
Less net loss attributable to noncontrolling interests	40,394	12,985	73,246	40,974
Net loss attributable to Genesis Healthcare, Inc.	$(65,156)	$(22,973)	$(115,917)	$(66,012)
Loss per common share:
Basic and diluted:
Weighted-average shares outstanding for loss from continuing operations per share	93,273	89,421	92,581	89,310
Net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(0.70)	$(0.26)	$(1.25)	$(0.74)
Loss from discontinued operations, net of taxes	(0.00)	0.00	(0.00)	0.00
Net loss attributable to Genesis Healthcare, Inc.	$(0.70)	$(0.26)	$(1.25)	$(0.74)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net loss	$(105,550)	$(35,958)	$(189,163)	$(106,986)
Net unrealized gain on marketable securities, net of tax	5	184	26	1,028
Comprehensive loss	(105,545)	(35,774)	(189,137)	(105,958)
Less: comprehensive loss attributable to noncontrolling interests	40,389	12,908	73,226	40,543
Comprehensive loss attributable to Genesis Healthcare, Inc.	$(65,156)	$(22,866)	$(115,911)	$(65,415)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(189,163)	$(106,986)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash interest and leasing arrangements, net	32,222	47,639
Other non-cash charges and gains, net	13,224	(42,911)
Share based compensation	4,767	3,180
Depreciation and amortization	124,596	129,718
Provision for losses on accounts receivable	47,513	56,174
Equity in net income of unconsolidated affiliates	(222)	(1,260)
Provision for deferred taxes	1,661	3,998
Customer receivership	35,566	—
Loss on early extinguishment of debt	2,301	468
Changes in assets and liabilities:
Accounts receivable	(16,901)	(103,078)
Accounts payable and other accrued expenses and other	13,563	36,573
Net cash provided by operating activities	69,127	23,515
Cash flows from investing activities:
Capital expenditures	(33,841)	(47,897)
Purchases of marketable securities	(16,317)	(34,992)
Proceeds on maturity or sale of marketable securities	15,212	46,274
Net change in restricted cash and equivalents	(1,796)	388
Sale of investment in joint venture	242	1,010
Purchases of inpatient assets, net of cash acquired	—	(69,482)
Sales of assets	79,343	148,347
Restricted deposits	(388)	(5,843)
Investments in joint venture	(75)	(612)
Other, net	91	1,631
Net cash provided by investing activities	42,471	38,824
Cash flows from financing activities:
Borrowings under revolving credit facility	351,000	467,000
Repayments under revolving credit facility	(370,300)	(459,000)
Proceeds from issuance of long-term debt	17,480	182,986
Proceeds from tenant improvement draws under lease arrangements	6,083	1,109
Repayment of long-term debt	(99,399)	(263,933)
Debt issuance costs	(2,667)	(4,826)
Distributions to noncontrolling interests and stockholders	(458)	(540)
Net cash used in financing activities	(98,261)	(77,204)
Net increase (decrease) in cash and cash equivalents	13,337	(14,865)
Cash and cash equivalents:
Beginning of period	51,408	61,543
End of period	$64,745	$46,678
Supplemental cash flow information:
Interest paid	$217,901	$224,072
Net taxes refunded	(1,871)	(13,984)
Non-cash investing and financing activities:
Capital leases	$(14,909)	$(49,622)
Financing obligations	11,260	7,928

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

Effective December 1, 2012, FC-GEN completed the acquisition of Sun Healthcare Group, Inc. (Sun Healthcare) and its subsidiaries.

Description of Business

Genesis Healthcare, Inc. is a healthcare services company that through its subsidiaries (collectively, the Company or Genesis) owns and operates skilled nursing facilities, assisted/senior living facilities and a rehabilitation therapy business.  The Company has an administrative services company that provides a full complement of administrative and consultative services that allows its affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. At June 30, 2017, the Company provides inpatient services through 473 skilled nursing, assisted/senior living and behavioral health centers located in 30 states.  Revenues of the Company’s owned, leased and otherwise consolidated centers constitute approximately 86% of its revenues.

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

The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that “most significantly impact” the VIE's economic performance and has the obligation to absorb losses of, or the right to receive

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

benefits that could be potentially significant to, the VIE. The Company's composition of variable interest entities was not material at June 30, 2017.

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

Going Concern Considerations

The accompanying unaudited financial statements have been prepared on the basis the Company will continue as  a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date the Company’s financial statements were issued ( August 9, 2017 ). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before August 9, 2018.

In the Company’s assessment of its financial condition and liquidity as of June 30, 2017 and through the 12 month anniversary of the filing of this Quarterly Report on Form 10-Q, the Company’s debt and lease financial covenant compliance requirements were considered.  The Company’s ability to maintain compliance with its debt and lease covenants depends in part on management’s ability to increase revenue and control costs.  Should the Company fail to comply with its debt covenants at a future measurement date, it could, absent necessary and timely waivers and/or amendments, be in default under certain of its existing agreements.  To the extent any cross-default provisions may apply, the default could have an even more significant impact on the Company’s financial position.  See Note 7 – “Long-term Debt – Debt Covenants” and Note 8 – “Leases and Lease Commitments – Lease Covenants.”

Additionally, although the Company is in compliance and projects to be in compliance with the covenants contained in its material debt and lease agreements through August 9, 2018, at a minimum, the ongoing uncertainty related to the impact of healthcare reform initiatives and other systemic industry risks may have an adverse impact on its ability to remain in compliance with its covenants.  Such uncertainty includes changes in reimbursement patterns, patient admission patterns, bundled payment arrangements, as well as potential changes to the Affordable Care Act currently being considered in Congress, among others.

There can be no assurance that the confluence of these and other factors will not impede the Company’s ability to meet its debt and lease covenants in the future.  The Company has considered these factors and has devised certain strategies that could be implemented to address the ramifications of these uncertainties.  Such strategies include, but are not limited to, additional cost containment measures and possible divestitures of less profitable facilities.  Failure to maintain compliance with financial covenants contained in its Credit Facilities or Master Lease Agreements or a failure to obtain timely and effective waivers with respect to a breach of such financial covenants could have a material adverse effect on its liquidity and financial condition.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU)  No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which is intended to improve the accounting for employee share-based payments and affect

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)   Certain Significant Risks and Uncertainties

Revenue Sources

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care facilities that utilize its rehabilitation therapy and other services.  The Company’s inpatient services segment derives approximately 78% of its revenue from Medicare and various state Medicaid programs.  The following table depicts the Company’s inpatient services segment revenue by source for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Medicare	23%	24%	23%	25%
Medicaid	55%	54%	55%	53%
Insurance	12%	12%	12%	12%
Private and other	10%	10%	10%	10%
Total	100%	100%	100%	100%

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Concentration of Credit Risk

The Company is exposed to the credit risk of its third-party customers, many of whom are in similar lines of business as the Company and are exposed to the same systemic industry risks of operations, as the Company, resulting in a concentration of risk.  These include organizations that utilize the Company’s rehabilitation services, staffing services and physician service offerings, engaged in similar business activities or having economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in regulatory and systemic industry conditions.

Management assesses its exposure to loss on accounts at the customer level.  The greatest concentration of risk exists in the Company’s rehabilitation services business where it has over 200 distinct customers, many being chain operators with more than one location.  The three largest customers of the Company’s rehabilitation services business comprise $124.0 million, approximately 66%, of the outstanding receivables in the rehabilitation services business at June 30, 2017.  One customer, which is a related party of the Company, comprises $78.4 million, approximately 42%, of the outstanding receivables in the rehabilitation services business at June 30, 2017.  See Note 13 – “Related Party Transactions.”    An adverse event impacting the solvency of any one or several of these large customers resulting in their insolvency or other economic distress would have a material impact on the Company.  See discussion of customer receivership in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

The Company’s business is subject to a number of other known and unknown risks and uncertainties, which are discussed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 6, 2017 and in the Company’s Quarterly Reports on Form 10-Q.

(3)   Significant Transactions and Events

Skilled Nursing Facility Divestitures

The Company divested 26 skilled nursing facilities in the six months ended June 30, 2017.

One skilled nursing facility located in North Carolina was divested on June 1, 2017. The skilled nursing facility was subject to a master lease agreement and had annual revenue of $6.4 million and pre-tax net loss of $1.0 million.  The Company recognized a loss of $0.5 million, which is included in other loss (income) on the consolidated statements of operations.

Eighteen skilled nursing facilities (16 owned and 2 leased) located in Kansas, Missouri, Nebraska and Iowa were divested on April 1, 2017.  The 18 skilled nursing facilities had annual revenue of $110.1 million, pre-tax net loss of $10.7 million and total assets of $91.6 million.  Sale proceeds of approximately $80 million, net of transaction costs, were used principally to repay the indebtedness of the skilled nursing facilities.  The Company recognized a loss of $6.4 million, which is included in other loss (income) on the consolidated statements of operations.  The 16 owned skilled nursing facilities qualified and were presented as assets held for sale at December 31, 2016.  One of the leased skilled nursing facilities was subleased to a new operator resulting in a loss associated with a cease use asset of $4.1 million, which is included in other loss (income) on the consolidated statements of operations.

One skilled nursing facility located in Tennessee was divested on April 1, 2017. The skilled nursing facility was subject to a master lease agreement and had annual revenue of $7.4 million and pre-tax net income of $0.5 million.  The

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Company recognized a loss of $0.7 million, which is included in other loss (income) on the consolidated statements of operations.

Four skilled nursing facilities located in Massachusetts were subject to a master lease agreement and were divested on March 14, 2017.  These facilities, along with two other facilities that were divested previously and subleased to a third-party operator, were sold and terminated from the master lease resulting in an annual rent credit of $1.2 million.  The master lease termination resulted in a capital lease net asset and obligation write-down of $14.9 million.  The four skilled nursing facilities had annual revenue of $26.7 million and pre-tax net income of $1.2 million. The Company recognized a loss of $1.4 million, which is included in other loss (income) on the consolidated statements of operations.

Two skilled nursing facilities located in Georgia were divested on February 1, 2017 at the expiration of their respective lease terms.  The two skilled nursing facilities had annual revenue of $10.6 million and pre-tax net loss of $0.4 million.  The Company recognized a loss of $0.5 million, which is included in other loss (income) on the consolidated statements of operations.

HUD Financings

On June 30, 2017, the Company completed the financings of two skilled nursing facilities with the U.S. Department of Housing and Urban Development (HUD) insured loans.  The total loan amount of the two financings was $17.5 million.  Proceeds from the financings along with other cash on hand was used to partially pay down a Real Estate Bridge Loan by $18.6 million. See Note 7 – “Long-Term Debt – Real Estate Bridge Loans” and “Long-Term Debt  – HUD Insured Loans.”

Dining and Nutrition Partnership

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator:
Loss from continuing operations	$(105,503)	$(36,019)	$(189,095)	$(107,009)
Less: Net loss attributable to noncontrolling interests	(40,394)	(12,985)	(73,246)	(40,974)
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(65,109)	$(23,034)	$(115,849)	$(66,035)
(Loss) income from discontinued operations, net of taxes	(47)	61	(68)	23
Net loss attributable to Genesis Healthcare, Inc.	$(65,156)	$(22,973)	$(115,917)	$(66,012)
Denominator:
Weighted-average shares outstanding for basic and diluted net loss per share	93,273	89,421	92,581	89,310
Basic and diluted net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(0.70)	$(0.26)	$(1.25)	$(0.74)
Loss from discontinued operations, net of taxes	(0.00)	0.00	(0.00)	0.00
Net loss attributable to Genesis Healthcare, Inc.	$(0.70)	$(0.26)	$(1.25)	$(0.74)

The following were excluded from net loss attributable to Genesis Healthcare, Inc. and the weighted-average diluted shares computation for the three and six months ended June 30, 2017 and 2016, as their inclusion would have been anti-dilutive (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
	Net loss		Net loss		Net loss		Net loss
	attributable to		attributable to		attributable to		attributable to
	Genesis	Anti-dilutive	Genesis	Anti-dilutive	Genesis	Anti-dilutive	Genesis	Anti-dilutive
	Healthcare, Inc.	shares	Healthcare, Inc.	shares	Healthcare, Inc.	shares	Healthcare, Inc.	shares
Exchange of restricted stock units of noncontrolling interests	$(42,784)	61,811	$(7,504)	64,461	$(76,973)	62,320	$(29,833)	64,461
Employee and director unvested restricted stock units	—	1,129	—	—	—	1,541	—	—
Convertible note	(111)	3,000	—	—	(222)	3,000	—	—

The combined impact of the assumed conversion to common stock and related tax implications attributable to the noncontrolling interest, the grants under the 2015 Omnibus Equity Incentive Plan, and the convertible note are anti-dilutive to EPS because the Company is in a net loss position for the three and six months ended June 30, 2017 and 2016. As of June 30, 2017, there were 61,800,511 units attributable to the noncontrolling interests outstanding.  In addition to the outstanding units attributable to the noncontrolling interests, the conversion of all of those units will result in the issuance of an incremental 10,760 shares of Class A common stock.

(5)Segment Information

The Company has three reportable operating segments: (i) inpatient services; (ii) rehabilitation therapy services; and (iii) other services. For additional information on these reportable segments see Note 1 – “General Information – Description of Business.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Company’s segmented revenues follows (in thousands, except percentages):

	Three months ended June 30,
	2017		2016		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$1,130,525	84.2%	$1,194,326	83.0%	$(63,801)	(5.3)%
Assisted/Senior living facilities	24,125	1.8%	30,431	2.1%	(6,306)	(20.7)%
Administration of third party facilities	2,319	0.2%	2,870	0.2%	(551)	(19.2)%
Elimination of administrative services	(385)	—%	(362)	—%	(23)	6.4%
Inpatient services, net	1,156,584	86.2%	1,227,265	85.3%	(70,681)	(5.8)%

Rehabilitation therapy services:
Total therapy services	242,917	18.1%	275,049	19.1%	(32,132)	(11.7)%
Elimination intersegment rehabilitation therapy services	(94,496)	(7.0)%	(103,472)	(7.2)%	8,976	(8.7)%
Third party rehabilitation therapy services	148,421	11.1%	171,577	11.9%	(23,156)	(13.5)%

Other services:
Total other services	44,221	3.3%	45,334	3.2%	(1,113)	(2.5)%
Elimination intersegment other services	(7,950)	(0.6)%	(5,818)	(0.4)%	(2,132)	36.6%
Third party other services	36,271	2.7%	39,516	2.8%	(3,245)	(8.2)%

Net revenues	$1,341,276	100.0%	$1,438,358	100.0%	$(97,082)	(6.7)%

	Six months ended June 30,
	2017		2016		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$2,300,450	84.1%	$2,402,759	82.5%	$(102,309)	(4.3)%
Assisted/Senior living facilities	48,077	1.8%	61,350	2.1%	(13,273)	(21.6)%
Administration of third party facilities	4,752	0.2%	5,949	0.2%	(1,197)	(20.1)%
Elimination of administrative services	(769)	—%	(737)	—%	(32)	4.3%
Inpatient services, net	2,352,510	86.1%	2,469,321	84.8%	(116,811)	(4.7)%

Rehabilitation therapy services:
Total therapy services	499,134	18.3%	560,161	19.3%	(61,027)	(10.9)%
Elimination intersegment rehabilitation therapy services	(195,026)	(7.1)%	(209,904)	(7.2)%	14,878	(7.1)%
Third party rehabilitation therapy services	304,108	11.2%	350,257	12.1%	(46,149)	(13.2)%

Other services:
Total other services	90,267	3.3%	101,960	3.5%	(11,693)	(11.5)%
Elimination intersegment other services	(16,477)	(0.6)%	(10,962)	(0.4)%	(5,515)	50.3%
Third party other services	73,790	2.7%	90,998	3.1%	(17,208)	(18.9)%

Net revenues	$2,730,408	100.0%	$2,910,576	100.0%	$(180,168)	(6.2)%

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Company’s unaudited condensed consolidated statement of operations follows (in thousands):

	Three months ended June 30, 2017
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,156,969	$242,917	$44,144	$77	$(102,831)	$1,341,276
Salaries, wages and benefits	508,509	201,944	28,949	—	—	739,402
Other operating expenses	442,031	18,628	14,467	—	(102,831)	372,295
General and administrative costs	—	—	—	41,187	—	41,187
Provision for losses on accounts receivable	20,127	3,680	214	(36)	—	23,985
Lease expense	37,449	7	300	478	—	38,234
Depreciation and amortization expense	51,837	3,866	172	4,352	—	60,227
Interest expense	103,325	14	10	20,939	—	124,288
Loss on extinguishment of debt	—	—	—	2,301	—	2,301
Investment income	—	—	—	(1,392)	—	(1,392)
Other loss	—	—	—	4,190	—	4,190
Transaction costs	—	—	—	3,781	—	3,781
Customer receivership	—	—	—	35,566	—	35,566
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(563)	475	(88)
(Loss) income before income tax benefit	(6,309)	14,778	32	(110,726)	(475)	(102,700)
Income tax expense	—	—	—	2,803	—	2,803
(Loss) income from continuing operations	$(6,309)	$14,778	$32	$(113,529)	$(475)	$(105,503)

	Three months ended June 30, 2016
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,227,627	$275,049	$45,220	$114	$(109,652)	$1,438,358
Salaries, wages and benefits	572,676	229,533	30,484	—	—	832,693
Other operating expenses	428,550	19,683	11,580	—	(109,652)	350,161
General and administrative costs	—	—	—	45,026	—	45,026
Provision for losses on accounts receivable	24,324	4,795	608	(46)	—	29,681
Lease expense	36,006	23	410	529	—	36,968
Depreciation and amortization expense	60,056	3,074	328	4,495	—	67,953
Interest expense	110,057	15	4	23,784	—	133,860
Loss on extinguishment of debt	—	—	—	468	—	468
Investment income	—	—	—	(658)	—	(658)
Other income	—	—	—	(42,923)	—	(42,923)
Transaction costs	—	—	—	4,993	—	4,993
Skilled Healthcare and other loss contingency expense	—	—	—	13,566	—	13,566
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,174)	677	(497)
(Loss) income before income tax benefit	(4,042)	17,926	1,806	(47,946)	(677)	(32,933)
Income tax expense	—	—	—	3,086	—	3,086
(Loss) income from continuing operations	$(4,042)	$17,926	$1,806	$(51,032)	$(677)	$(36,019)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six months ended June 30, 2017
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$2,353,279	$499,134	$89,940	$327	$(212,272)	$2,730,408
Salaries, wages and benefits	1,089,932	414,696	59,268	—	—	1,563,896
Other operating expenses	860,632	36,978	29,214	—	(212,272)	714,552
General and administrative costs	—	—	—	86,309	—	86,309
Provision for losses on accounts receivable	40,370	6,667	548	(72)	—	47,513
Lease expense	72,766	14	595	959	—	74,334
Depreciation and amortization expense	107,817	7,613	339	8,827	—	124,596
Interest expense	206,642	28	19	42,353	—	249,042
Loss on extinguishment of debt	—	—	—	2,301	—	2,301
Investment income	—	—	—	(2,501)	—	(2,501)
Other loss	—	—	—	13,224	—	13,224
Transaction costs	—	—	—	6,806	—	6,806
Customer receivership	—	—	—	35,566	—	35,566
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,131)	909	(222)
(Loss) income before income tax benefit	(24,880)	33,138	(43)	(192,314)	(909)	(185,008)
Income tax expense	—	—	—	4,087	—	4,087
(Loss) income from continuing operations	$(24,880)	$33,138	$(43)	$(196,401)	$(909)	$(189,095)

	Six months ended June 30, 2016
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$2,470,058	$560,161	$101,744	$216	$(221,603)	$2,910,576
Salaries, wages and benefits	1,161,578	469,969	68,863	—	—	1,700,410
Other operating expenses	867,249	40,024	25,588	—	(221,603)	711,258
General and administrative costs	—	—	—	93,453	—	93,453
Provision for losses on accounts receivable	47,669	7,443	1,154	(92)	—	56,174
Lease expense	72,302	47	940	995	—	74,284
Depreciation and amortization expense	113,895	6,194	642	8,987	—	129,718
Interest expense	219,046	29	20	49,946	—	269,041
Loss on extinguishment of debt	—	—	—	468	—	468
Investment income	—	—	—	(1,139)	—	(1,139)
Other income	—	—	—	(42,911)	—	(42,911)
Transaction costs	—	—	—	6,747	—	6,747
Skilled Healthcare and other loss contingency expense	—	—	—	15,192	—	15,192
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(2,286)	1,026	(1,260)
(Loss) income before income tax expense	(11,681)	36,455	4,537	(129,144)	(1,026)	(100,859)
Income tax expense	—	—	—	6,150	—	6,150
(Loss) income from continuing operations	$(11,681)	$36,455	$4,537	$(135,294)	$(1,026)	$(107,009)

In July 2017, a significant customer of the Company’s rehabilitation therapy services business filed for receivership.  This customer operated 65 skilled nursing facilities in six states at the time of the filing.  The Company has recorded a $35.6 million non-cash impairment charge in the three and six months ended June 30, 2017 and separately classified the charge in the line item “customer receivership” in the unaudited consolidated statements of operations.    The customer receivership charge has been presented as a corporate charge for segment information purposes as management believes these costs do not accurately reflect the underlying performance of the rehabilitation therapy services operating segment.  In the three and six months ended June 30, 2017, the Company recognized revenues of $9.4 million and $18.8 million, respectively, for the customer that filed for receivership compared to $10.0 million and $20.3 million, respectively, for the same periods in the prior year.  In the three and six months ended June 30, 2017, the Company recognized income from continuing operations of $1.6 million and $3.0 million, respectively, for the customer that filed for receivership compared to $1.7 million and $3.5 million, respectively, for the same periods in the prior year.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the segment assets as of June 30, 2017 compared to December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Inpatient services	$4,965,170	$5,194,811
Rehabilitation therapy services	411,764	454,723
Other services	66,632	67,348
Corporate and eliminations	71,222	62,319
Total assets	$5,514,788	$5,779,201

The following table presents segment goodwill as of June 30, 2017 compared to December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Inpatient services	$353,570	$355,070
Rehabilitation therapy services	73,814	73,814
Other services	11,828	11,828
Total goodwill	$439,212	$440,712

With the divestiture of eight of the Company’s skilled nursing facilities in the six months ended June 30, 2017, the Company derecognized goodwill of $1.5 million in its inpatient segment.  See Note 3 – “Significant Transactions and Events – Skilled Nursing Facility Divestitures.”

(6)Property and Equipment

Property and equipment consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Land, buildings and improvements	$676,028	$673,092
Capital lease land, buildings and improvements	763,350	818,273
Financing obligation land, buildings and improvements	2,594,080	2,584,178
Equipment, furniture and fixtures	453,548	447,767
Construction in progress	55,225	49,859
Gross property and equipment	4,542,231	4,573,169
Less: accumulated depreciation	(872,080)	(807,776)
Net property and equipment	$3,670,151	$3,765,393

In the six months ended June 30, 2017, the Company amended one of its master lease agreements resulting in a net capital lease asset write-down of $14.9 million.   See Note 3 – “Significant Transactions and Events – Skilled Nursing Facility Divestitures.”  The write-down consisted of $55.6 million of gross capital lease asset included in the line description “Capital lease land, buildings and improvements” offset by $40.7 million of accumulated depreciation.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7)   Long-Term Debt

Long-term debt at June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Revolving credit facilities, net of debt issuance costs of $9,375 at June 30, 2017 and $9,220 at December 31, 2016	$364,175	$383,630
Term loan agreement, net of debt issuance costs of $3,604 at June 30, 2017 and $3,859 at December 31, 2016	116,142	116,174
Real estate bridge loans, net of debt issuance costs of $3,934 at June 30, 2017 and $4,400 at December 31, 2016	295,440	313,549
HUD insured loans, net of debt issuance costs of $5,283 at June 30, 2017 and $4,773 at December 31, 2016	256,320	241,570
Notes payable, net of convertible debt discount of $891 at June 30, 2017 and $990 at December 31, 2016	76,287	73,829
Mortgages and other secured debt (recourse)	12,884	13,235
Mortgages and other secured debt (non-recourse), net of debt issuance costs of $123 at June 30, 2017 and $131 at December 31, 2016	28,592	29,157
	1,149,840	1,171,144
Less: Current installments of long-term debt	(23,770)	(24,594)
Long-term debt	$1,126,070	$1,146,550

Revolving Credit Facilities

The Company’s revolving credit facilities, as amended, (the Revolving Credit Facilities) consist of a senior secured, asset-based revolving credit facility of up to $531.3 million under four separate tranches:  Tranche A-1, Tranche A-2, FILO Tranche and HUD Tranche.  The Revolving Credit Facilities mature on February 2, 2020.  Interest accrues at a per annum rate equal to either (x) a base rate (calculated as the highest of the (i) prime rate, (ii) the federal funds rate plus 3.00%, or (iii) LIBOR plus the excess of the applicable margin between LIBOR loans and base rate loans) plus an applicable margin or (y) LIBOR plus an applicable margin.  The applicable margin is based on the level of commitments for all four tranches, and in regards to LIBOR loans (i) for Tranche A-1 ranges from 3.00% to 3.50%; (ii) for Tranche A-2 ranges from 3.00% to 3.50%; (iii) for FILO Tranche is 6.00%, and  (iv) for HUD Tranche ranges from 2.50% to 3.00%.  The applicable margin is based on the level of commitments for all four tranches, and in regards to base rate loans (i) for Tranche A-1 ranges from 2.00% to 2.50%; (ii) for Tranche A-2 ranges from 2.00% to 2.50%; (iii) for FILO Tranche is 5.00%; and (iv) for HUD Tranche ranges from 1.50% to 2.00%.

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

The Revolving Credit Facilities contain financial, affirmative and negative covenants, and events of default that are substantially identical to those of the Term Loan Agreement (as defined below), but also contain a minimum liquidity covenant and a springing minimum fixed charge coverage covenant tied to the minimum liquidity requirement.  The most restrictive financial covenant is the maximum leverage ratio which requires the Company to maintain a leverage ratio, as defined, of no more than 7.25 to 1.0 through December 31, 2017 and stepping down gradually over the course of the loan to 6.5 to 1.0 beginning in 2020.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Borrowings and interest rates under the four tranches were as follows at June 30, 2017 (in thousands, except percentages):

			Weighted
			Average
Revolving Credit Facilities	Commitment	Borrowings	Interest
FILO tranche	$6,250	$6,250	7.23%
Tranche A-1	440,000	302,500	5.08%
Tranche A-2	50,000	38,800	4.71%
HUD tranche	35,000	26,000	4.54%
	$531,250	$373,550	5.04%

As of June 30, 2017, the Company had a total borrowing base capacity of $473.0 million with outstanding borrowings under the Revolving Credit Facilities of $373.6 million and $55.4 million of drawn letters of credit securing insurance and lease obligations, leaving the Company with approximately $44.0 million of available borrowing capacity under the Revolving Credit Facilities.

Term Loan Agreement

The Company and certain of its affiliates, including FC-GEN Operations Investment, LLC (the Borrower) are party to a four-year term loan agreement (the Term Loan Agreement) with an affiliate of Welltower Inc. (Welltower) and an affiliate of Omega Healthcare Investors, Inc. (Omega).  The Term Loan Agreement provides for term loans (the Term Loans) in the aggregate principal amount of $120.0 million, with scheduled annual amortization of 2.5% of the initial principal balance in years one, two and three, and 5.0% in year four.  The Term Loan Agreement has a maturity date of July 29, 2020.  Borrowings under the Term Loan Agreement bear interest at a rate equal to a base rate (subject to a floor of 1.00%) or an ABR rate (subject to a floor of 2.0%), plus in each case a specified applicable margin.   The initial applicable margin for base rate loans is 13.0% per annum and the initial applicable margin for ABR rate loans is 12.0% per annum.  At the Company’s election, with respect to either base rate or ABR rate loans, up to 2.0% of the interest may be paid either in cash or paid-in-kind.  As of June 30, 2017, the Term Loans had an outstanding principal balance of $119.7 million.

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

The Term Loan Agreement contains financial, affirmative and negative covenants, and events of default that are customary for debt securities of this type.  Financial covenants include four maintenance covenants which require the Company to maintain a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures.  The most restrictive financial covenant is the maximum leverage ratio which requires the Company to maintain a leverage ratio, as defined therein, of no more than 7.25 to 1.0 through December 31, 2017 and stepping down gradually over the course of the loan to 6.5 to 1.0 beginning in 2020.

Real Estate Bridge Loans

The Company is party to four separate bridge loan agreements with Welltower (Welltower Bridge Loans).  The Welltower Bridge Loans have an effective date of October 1, 2016 and are the result of the combination of two real estate bridge loans executed in 2015 upon the Company’s separate acquisitions of the real property of 87 skilled nursing

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and assisted living facilities.  The Welltower Bridge Loans are subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and/or refinance of the underlying facilities such net proceeds are required to be used to repay the outstanding principal balance of the Welltower Bridge Loans.  Each Welltower Bridge Loan has a maturity date of January 1, 2022 and a 10.0% interest rate that increases annually by 0.25% beginning January 1, 2018.  At June 30, 2017, the Welltower Bridge Loans are secured by a mortgage lien on the real property of the 40 facilities and a second lien on certain receivables of the operators of 24 of the facilities.  In the six months ended June 30, 2017, the Welltower Bridge Loans were paid down $27.6 million, $9.0 million for the sale of three skilled nursing facilities and $18.6 million for the refinancing of bridge loan debt with HUD insured loans.  See Note 3 – “Significant Transactions and Events - Skilled Nursing Facility Divestitures” and “Significant Transactions and Events - HUD Financings.” Of the four original separate bridge loan agreements, one was fully retired using proceeds from the sale of the three skilled nursing facilities in the six months ended June 30, 2017.  The three remaining Welltower Bridge Loans have an outstanding principal balance of $289.5 million at June 30, 2017.

On April 1, 2016, the Company acquired one skilled nursing facility and entered into a $9.9 million real estate bridge loan (the Other Real Estate Bridge Loan).  The Other Real Estate Bridge Loan has a term of three years and accrues interest at a rate equal to LIBOR plus a margin of 4.00%. The Other Real Estate Bridge Loan bore interest of 5.23% at June 30, 2017. The Other Real Estate Bridge Loan is subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and/or refinance of the underlying facilities such net proceeds are required to be used to pay down the outstanding principal balance of the Other Real Estate Bridge Loan.  The Other Real Estate Bridge Loan has an outstanding principal balance of $9.9 million at June 30, 2017.

HUD Insured Loans

As of June 30, 2017 the Company has 28 skilled nursing facility loans insured by HUD with a combined aggregate principal balance of $261.6 million, which includes a $13.8 million debt premium on 10 skilled nursing facility loans established in purchase accounting in connection with the Combination.  In the six months ended June 30, 2017, 13 skilled nursing facilities with HUD insured loans were sold and the loans totaling $63.1 million were retired.  See Note 3 – “Significant Transactions and Events - Skilled Nursing Facility Divestitures.”  Also in the six months ended June 30, 2017, two skilled nursing facilities were financed with HUD insured loans for $17.5 million.    See Note 3 – “Significant Transactions and Events - HUD Financings.”

The HUD insured loans have an original amortization term of 30 to 35 years and an average remaining term of 30 years with fixed interest rates ranging from 3.0% to 4.2% and a weighted average interest rate of 3.5%. Depending on the mortgage agreement, prepayments are generally allowed only after 12 months from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required thereafter. Any further HUD insured loans will require additional HUD approval.

All HUD insured loans are non-recourse loans to the Company. All loans are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of June 30, 2017, the Company has total escrow reserve funds of $20.6 million with the loan servicer that are reported within prepaid expenses.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Notes Payable

In connection with Welltower’s sale of 64 skilled nursing facilities to Second Spring Healthcare Investments (Second Spring) on November 1, 2016, the Company issued a note totaling $51.2 million to Welltower.  The note accrues cash interest at 3% and paid-in-kind interest at 7%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every May 1 and November 1.  The note matures on October 30, 2020.  The note has an outstanding accreted balance of $53.0 million at June 30, 2017.

In connection with Welltower’s sale of 28 skilled nursing facilities to Cindat Best Years Welltower JV LLC (CBYW) on December 23, 2016, the Company issued two notes totaling $23.7 million to Welltower.  The first note has an initial principal balance of $11.7 million and accrues cash interest at 3% and paid-in-kind interest at 7%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every June 15 and December 15.  The note matures on December 15, 2021.  The note has an outstanding accreted principal balance of $12.1 million at June 30, 2017.  The second note has an initial principal balance of $12.0 million and accrues cash interest at 3% and paid-in-kind interest at 3%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every June 15 and December 15.  From the second anniversary up to the day before the note matures, CBYW can convert all or any portion of the note into fully paid shares of common stock at the conversion rate of 3,000,000 shares of common stock per the full accreted principal amount of the note.  The note matures on December 15, 2021.  The note has an outstanding accreted principal balance of $12.2 million at June 30, 2017.

Other Debt

Mortgages and other secured debt (recourse). The Company carries mortgage loans and notes payable on certain of its corporate office buildings and other acquired assets.  The loans are secured by the underlying real property and have fixed or variable rates of interest with a weighted average interest rate of 3.2% at June 30, 2017, with maturity dates ranging from 2018 to 2020.

Mortgages and other secured debt (non-recourse). Loans are carried by certain of the Company’s consolidated joint ventures.  The loans consist principally of revenue bonds and secured bank loans.  Loans are secured by the underlying real and personal property of individual facilities and have fixed or variable rates of interest with a weighted average interest rate of 4.5% at June 30, 2017.  Maturity dates range from 2018 to 2034.  Loans are labeled “non-recourse” because neither the Company nor any of its wholly owned subsidiaries is obligated to perform under the respective loan agreements.  The aggregate principal balance of these loans includes a $1.7 million debt premium on one debt instrument.   The Company’s consolidated current installment of long-term debt increased $11.5 million due to the reclassification of a non-recourse loan of $11.5 million, which has a maturity date of March 27, 2018.

Debt Covenants

The Revolving Credit Facilities, the Term Loan Agreement and the Welltower Bridge Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a springing minimum fixed charge coverage ratio tied to minimum liquidity and maximum capital expenditures.  At June 30, 2017, the Company is in compliance with all covenants contained in the Credit Facilities.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Although the Company is in compliance and projects to be in compliance with its material debt covenants through August 9, 2018, at a minimum, the ongoing uncertainty related to the impact of healthcare reform initiatives and other systemic industry risks may have an adverse impact on the Company’s ability to remain in compliance with its covenants.  Such uncertainty includes changes in reimbursement patterns, patient admission patterns, bundled payment arrangements, as well as potential changes to the Affordable Care Act currently being considered in Congress, among others.

There can be no assurance that the confluence of these and other factors will not impede the Company’s ability to meet its debt covenants in the future.  Management has considered these factors and has devised certain strategies that could be implemented to address the ramifications of these uncertainties.  Such strategies include, but are not limited to, cost containment measures and possible divestitures of less profitable facilities.    Failure to maintain compliance with financial covenants contained in the Company’s Credit Facilities or a failure to obtain timely and effective waivers with respect to a breach of such financial covenants could have a material adverse effect on its liquidity and financial condition.

The maturity of total debt of $1,157.6 million, excluding debt issuance costs and other non-cash debt discounts and premiums, at June 30, 2017 is as follows (in thousands):

Twelve months ended June 30,
2018	$24,537
2019	26,337
2020	377,229
2021	175,209
2022	319,870
Thereafter	234,378
Total debt maturity	$1,157,560

(8)   Leases and Lease Commitments

The Company leases certain facilities under capital and operating leases.  Future minimum payments for the next five years and thereafter under such leases at June 30, 2017 are as follows (in thousands):

Twelve months ended June 30,	Capital Leases	Operating Leases
2018	$90,977	$142,049
2019	94,061	139,710
2020	92,837	138,641
2021	94,803	136,154
2022	96,865	117,836
Thereafter	2,991,916	249,528
Total future minimum lease payments	3,461,459	$923,918
Less amount representing interest	(2,464,951)
Capital lease obligation	996,508
Less current portion	(3,464)
Long-term capital lease obligation	$993,044

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Capital Lease Obligations

The capital lease obligations represent the present value of future minimum lease payments under such capital lease and cease use arrangements and bear a weighted average imputed interest rate of 10.0% at June 30, 2017, and mature at dates ranging from 2017 to 2047.

Deferred Lease Balances

At June 30, 2017 and December 31, 2016, the Company had $39.4 million and $43.0 million, respectively, of favorable leases net of accumulated amortization, included in identifiable intangible assets, and $22.8 million and $28.8 million, respectively, of unfavorable leases net of accumulated amortization included in other long-term liabilities on the consolidated balance sheet.  Favorable and unfavorable lease assets and liabilities arise through the acquisition of operating leases in place that requires those contracts be recorded at their then fair value.  The fair value of a lease is determined through a comparison of the actual rental rate with rental rates prevalent for similar assets in similar markets.  A favorable lease asset to the Company represents a rental stream that is below market, and conversely an unfavorable lease is one with its cost above market rates.  These assets and liabilities amortize as lease expense over the remaining term of the respective leases on a straight-line basis.  At June 30, 2017 and December 31, 2016, the Company had $32.2 million and $31.6 million, respectively, of deferred straight-line rent balances included in other long-term liabilities on the consolidated balance sheet.

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

The Company has master lease agreements with Welltower, Sabra Health Care REIT, Inc. (Sabra), Second Spring and Omega (collectively, the Master Lease Agreements).  The Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity.  At June 30, 2017, the Company is in compliance with all covenants contained in the Master Lease Agreements.

At June 30, 2017, the Company has a master lease agreement with CBYW involving 28 of its facilities.  The Company did not meet certain financial covenants contained in this master lease agreement at June 30, 2017.  The Company received a waiver for this covenant breach through August 9, 2018.  The Company continues to work with CBYW to amend this lease and the related financial covenants.

At June 30, 2017, the Company did not meet certain financial covenants contained in three leases related to 26 of its facilities.  The Company is and expects to continue to be current in the timely payment of its obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of the Company’s other loan or lease agreements.  The Company will continue to work with the related credit parties to amend such leases and the related financial covenants.  The Company does not believe the breach of such financial covenants at June 30, 2017 will have a material adverse impact on it.  The Company has been afforded certain cure rights to such defaults by posting collateral in the form of additional letters of credit or security deposit.

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

Although the Company is in compliance and projects to be in compliance with the covenants in its material lease agreements through August 9, 2018, at a minimum, the ongoing uncertainty related to the impact of healthcare reform initiatives and other systemic industry risks may have an adverse impact on the Company’s ability to remain in compliance with its covenants.  Such uncertainty includes changes in reimbursement patterns, patient admission patterns, bundled payment arrangements, as well as potential changes to the Affordable Care Act currently being considered in Congress, among others.

There can be no assurance that the confluence of these and other factors will not impede the Company’s ability to meet its lease covenants in the future.  Management has considered these factors and has devised certain strategies that could be implemented to address the ramifications of these uncertainties.  Such strategies include, but are not limited to, cost containment measures and possible divestitures of less profitable facilities.  Failure to maintain compliance with financial covenants contained in the Company’s Master Lease Agreements or a failure to obtain timely and effective waivers with respect to a breach of such financial covenants could have a material adverse effect on its liquidity and financial condition.

(9)Financing Obligation

Financing obligations represent the present value of future minimum lease payments under such lease arrangements and bear a weighted average imputed interest rate of 10.6% at June 30, 2017, and mature at dates ranging from 2021 to 2043.

Future minimum payments for the next five years and thereafter under leases classified as financing obligations at June 30, 2017 are as follows (in thousands):

Twelve months ended June 30,
2018	$273,340
2019	279,224
2020	285,710
2021	292,496
2022	292,526
Thereafter	7,989,560
Total future minimum lease payments	9,412,856
Less amount representing interest	(6,511,080)
Financing obligations	$2,901,776
Less current portion	(1,777)
Long-term financing obligations	$2,899,999

(10)Income Taxes

The Company effectively owns 60.5% of FC-GEN, an entity taxed as a partnership for U.S. income tax purposes.  This is the Company’s only source of taxable income.  FC-GEN is subject to income taxes in several U.S. state and local

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

jurisdictions.  The income taxes assessed by these jurisdictions are included in the Company’s tax provision, but at its 60.5% ownership of FC-GEN.

For the three months ended June 30, 2017, the Company recorded income tax expense of $2.8 million from continuing operations, representing an effective tax rate of (2.7)%, compared to income tax expense of $3.1 million from continuing operations, representing an effective tax rate of (9.4)%, for the same period in 2016.

For the six months ended June 30, 2017, the Company recorded income tax expense of $4.1 million from continuing operations, representing an effective tax rate of (2.2)%, compared to income tax expense of $6.2 million from continuing operations, representing an effective tax rate of (6.1)%, for the same period in 2016.

The change in the effective tax rate for the six months ended June 30, 2017, is attributable to a one-time adjustment to the Company’s deferred tax liability that was recorded in the six months ended June 30, 2016 reporting period.  In addition, during the three months ended September 30, 2016 reporting period, the Company released a $28.2 million FASB Interpretation No. 48 (FIN 48) reserve due to the expiration of the statute of limitations regarding Sun Healthcare’s utilization of its net operating loss carryforward to offset built-in-gain pursuant to Internal Revenue Code (IRC) Section 382, significantly reducing the quarterly accrual of interest and penalty under FIN 48.

The Company continues to assess the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard.   Management had previously determined that the Company would not realize its deferred tax assets and established a valuation allowance against the deferred tax assets.  As of June 30, 2017, management has determined that the valuation allowance is still necessary.

The Company’s Bermuda captive insurance company is expected to generate positive U.S. federal taxable income in 2017, with no net operating loss to offset its taxable income.  The captive also does not have any tax credits to offset its U.S. federal income tax.

The Company provides rehabilitation therapy services within the People’s Republic of China and Hong Kong.  At June 30, 2017, these business operations remain in their respective startup stage.  Management does not anticipate these operations will generate taxable income in the near term.  The operations currently do not have a material effect on the Company’s effective tax rate.

Exchange Rights and Tax Receivable Agreement

Following the Combination, the owners of FC-GEN have the right to exchange their membership units in FC-GEN,  along with an equivalent number of Class C shares, for shares of Class A common stock of the Company or cash, at the Company’s option.  As a result of such exchanges, the Company’s membership interest in FC-GEN would increase and its purchase price would be reflected in its share of the tax basis of FC-GEN’s tangible and intangible assets.  Any resulting increases in tax basis are likely to increase tax depreciation and amortization deductions and, therefore, reduce the amount of income tax the Company would otherwise be required to pay in the future.  Any such increase would also decrease gain (or increase loss) on future dispositions of the affected assets.  There were exchanges of 2,048,869 FC-GEN units and Class C shares during the six months ended June 30, 2017 equating to 2,049,222 Class A shares and no exchanges for the same period in 2016.  The exchanges during the six months ended June 30, 2017 resulted in a $12.8 million IRC Section 754 tax basis step-up in the tax deductible goodwill of FC-GEN.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The reserves for loss for workers’ compensation risks are discounted based on actuarial estimates of claim payment patterns using a discount rate of approximately 1% for each policy period presented. The discount rate for the current policy year is 1.48%. The discount rates are based upon the risk-free rate for the appropriate duration for the respective policy year. The removal of discounting would have resulted in an increased reserve for workers’ compensation risks of $8.8 million and $8.9 million as of June 30, 2017 and December 31, 2016, respectively. The reserves for general and professional liability are recorded on an undiscounted basis.

For the three months ended June 30, 2017 and 2016, the provision for general and professional liability risk totaled $33.9 million and $35.3 million, respectively.  For the six months ended June 30, 2017 and 2016, the provision for general and professional liability risk totaled $68.4 million and $70.2 million, respectively.  The reserves for general and professional liability were $409.2 million and $392.1 million as of June 30, 2017 and December 31, 2016, respectively.

For the three months ended June 30, 2017 and 2016, the provision for workers’ compensation risk totaled $11.7 million and $3.9 million, respectively.  For the six months ended June 30, 2017 and 2016, the provision for workers’

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

compensation risk totaled $28.9 million and $22.1 million, respectively.  The reserves for workers’ compensation risks were $222.7 million and $226.0 million as of June 30, 2017 and December 31, 2016, respectively.

Health Insurance

The Company offers employees an option to participate in self-insured health plans.  Health insurance claims are paid as they are submitted to the plans’ administrators.  The Company maintains an accrual for claims that have been incurred but not yet reported to the plans’ administrators and therefore have not yet been paid.  This accrual for incurred but not yet reported claims was $19.0 million and $19.6 million as of June 30, 2017 and December 31, 2016, respectively.  The liability for the self-insured health plan is recorded in accrued compensation in the consolidated balance sheets.  Although management believes that the amounts provided in the Company’s consolidated financial statements are adequate and reasonable, there can be no assurances that the ultimate liability for such self-insured risks will not exceed management’s estimates.

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

Settlement Agreement

 On June 9, 2017, the Company and the U.S. Department of Justice (the DOJ) entered into a settlement agreement regarding four matters arising out of the activities of Skilled or Sun Healthcare prior to their operations becoming part of the Company’s operations (collectively, the Successor Matters).  The four matters are: the Creekside Hospice Litigation, the Therapy Matters Investigation, the Staffing Matters Investigation and the SunDance Part B Therapy Matter (each as defined below).  The Company agreed to the settlement in order to resolve the allegations underlying the Successor Matters and to avoid the uncertainty and expense of litigation.

The settlement agreement calls for payment of a collective settlement amount of $52.7 million (the Settlement Amount), including separate Medicaid repayment agreements with each affected state Medicaid program.  The Settlement Amount has been recorded fully in accrued expenses in the consolidated balance sheets at December 31, 2016.  The Company will remit the Settlement Amount over a period of five (5) years.  The first installment was paid in June 2017.  The remaining outstanding Settlement Amount at June 30, 2017 is $50.9 million, of which $8.0 million is recorded in accrued expenses and $42.9 million is recorded in other long-term liabilities.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The tables below present the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
Assets:	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$64,745	$64,745	$—	$—
Restricted cash and equivalents	13,317	13,317	—	—
Restricted investments in marketable securities	148,382	148,382	—	—
Total	$226,444	$226,444	$—	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$51,408	$51,408	$—	$—
Restricted cash and equivalents	12,052	12,052	—	—
Restricted investments in marketable securities	143,974	143,974	—	—
Total	$207,434	$207,434	$—	$—

The Company places its cash and cash equivalents and restricted investments in marketable securities in quality financial instruments and limits the amount invested in any one institution or in any one type of instrument.  The Company has not experienced any significant losses on such investments.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt Instruments

The table below shows the carrying amounts and estimated fair values of the Company’s primary long-term debt instruments (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facilities	$364,175	$364,175	$383,630	$383,630
Term loan agreement	116,142	116,142	116,174	116,174
Real estate bridge loans	295,440	295,440	313,549	313,549
HUD insured loans	256,320	243,012	241,570	226,983
Notes payable	76,287	76,287	73,829	73,829
Mortgages and other secured debt (recourse)	12,884	12,884	13,235	13,235
Mortgages and other secured debt (non-recourse)	28,592	28,592	29,157	29,157
	$1,149,840	$1,136,532	$1,171,144	$1,156,557

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

The following tables presents the Company’s hierarchy for nonfinancial assets measured at fair value on a non-recurring basis (in thousands):

		Impairment Charges -
	Carrying Value	Six months ended
	June 30, 2017	June 30, 2017
Assets:
Property and equipment, net	$3,670,151	$—
Goodwill	439,212	—
Intangible assets, net	162,344	—

		Impairment Charges -
	Carrying Value	Six months ended
	December 31, 2016	June 30, 2016
Assets:
Property and equipment, net	$3,765,393	$—
Goodwill	440,712	—
Intangible assets, net	175,566	—

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

(13)Related Party Transactions

Prior to the Combination on February 2, 2015, FC-GEN was wholly owned by private investors sponsored by affiliates of Formation Capital, LLC (Formation).

The Company provides rehabilitation therapy services to certain facilities owned and operated by affiliates of FC-GEN’s sponsors.  These services resulted in net revenue of $36.4 million and $74.0 million in the three and six months ended June 30, 2017, respectively, as compared to net revenue of $40.1 million and $80.5 million in the three and six months ended June 30, 2016, respectively.  The services resulted in net accounts receivable balances of $78.4 million and $79.7 million at June 30, 2017 and December 31, 2016, respectively.

The Company contracts with FC PAC Holdings, LLC (FC PAC) to provide hospice and diagnostic services in the normal course of business. FC PAC ownership includes affiliates of Formation, some of whom are members of the Company’s board of directors (the Board).  On May 1, 2016, the Company entered into preferred provider and affiliation agreements with FC PAC.  Fees for these services amounted to $3.0 million and $5.7 million in the three and six months ended June 30, 2017, respectively, as compared to $3.1 million and $6.5 million in the three and six months ended June 30, 2016, respectively.

Effective May 1, 2016, the Company completed the sale of its hospice and home health operations to FC Compassus LLC for $72 million in cash and a $12 million interest-bearing note.  Certain members of the Board indirectly beneficially hold ownership interests in FC Compassus LLC totaling less than 10% in the aggregate. The combined note and accrued interest balance of $14.1 million remains outstanding at June 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition as of the dates and for the periods presented and should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q. As used in this MD&A, the words “we,” “our,” “us” and the “Company,” and similar terms, refer collectively to Genesis Healthcare, Inc. and its wholly-owned subsidiaries, unless the context requires otherwise. This MD&A should be read in conjunction with our consolidated financial statements and related notes included in this report, as well as the financial information and MD&A contained in the our Annual Report (defined below).

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

Business Overview

Genesis is a healthcare services company that through its subsidiaries owns and operates skilled nursing facilities, assisted living facilities and a rehabilitation therapy business.  We have an administrative services company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services.  At June 30, 2017, we provided inpatient services through 473 skilled nursing, senior/assisted living and behavioral health centers located in 30 states.  Revenues of our owned, leased and otherwise consolidated centers constitute approximately 86% of our revenues.

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

Recent Transactions and Events

Skilled Nursing Facility Divestitures

We divested 26 skilled nursing facilities in the six months ended June 30, 2017.

One skilled nursing facility located in North Carolina was divested on June 1, 2017. The skilled nursing facility was subject to a master lease agreement and had annual revenue of $6.4 million and pre-tax net loss of $1.0 million.  We recognized a loss of $0.5 million, which is included in other loss (income) on the consolidated statements of operations.

Eighteen skilled nursing facilities (16 owned and 2 leased) located in Kansas, Missouri, Nebraska and Iowa were divested on April 1, 2017.  The 18 skilled nursing facilities had annual revenue of $110.1 million, pre-tax net loss of $10.7 million and total assets of $91.6 million.  Sale proceeds of approximately $80 million, net of transaction costs, were used principally to repay the indebtedness of the skilled nursing facilities.  We recognized a loss of $6.4 million, which is included in other loss (income) on the consolidated statements of operations.  The 16 owned skilled nursing facilities qualified and were presented as assets held for sale at December 31, 2016.  One of the leased skilled nursing facilities was subleased to a new operator resulting in a loss associated with a cease use asset of $4.1 million, which is included in other loss (income) on the consolidated statements of operations.

One skilled nursing facility located in Tennessee was divested on April 1, 2017. The skilled nursing facility was subject to a master lease agreement and had annual revenue of $7.4 million and pre-tax net income of $0.5 million.  We recognized a loss of $0.7 million, which is included in other loss (income) on the consolidated statements of operations.

Four skilled nursing facilities located in Massachusetts were subject to a master lease agreement and were divested on March 14, 2017.  These facilities, along with two other facilities that were divested previously and subleased to a third-party operator, were sold and terminated from the master lease resulting in an annual rent credit of $1.2 million.  The master lease termination resulted in a capital lease net asset and obligation write-down of $14.9 million.  The four skilled nursing facilities had annual revenue of $26.7 million and pre-tax net income of $1.2 million. We recognized a loss of $1.4 million, which is included in other loss (income) on the consolidated statements of operations.

Two skilled nursing facilities located in Georgia were divested on February 1, 2017 at the expiration of their respective lease terms.  The two skilled nursing facilities had annual revenue of $10.6 million and pre-tax net loss of $0.4 million.  We recognized a loss of $0.5 million, which is included in other loss (income) on the consolidated statements of operations.

HUD Financings

On June 30, 2017, we completed the financings of two skilled nursing facilities with HUD insured loans.  The total loan amount of the two financings was $17.5 million.  Proceeds from the financings along with other cash on hand was used to partially pay down a Real Estate Bridge Loan by $18.6 million. See Note 7 – “Long-Term Debt – Real Estate Bridge Loans” and “Long-Term Debt  – HUD Insured Loans.”

Dining and Nutrition Partnership

In April 2017, we entered into a strategic dining and nutrition partnership to further leverage our national platforms, process expertise and technology.  The relationship, which is expected to be accretive to us, will provide additional liquidity, cost efficiency and enhanced operational performance.

Settlement Agreement

See Note 11 – “Commitments and Contingencies – Legal Proceedings” for further description of the matters discussed below.

 On June 9, 2017, we and the DOJ entered into a settlement agreement regarding four matters arising out of the activities of Skilled or Sun Healthcare prior to their operations becoming part of our operations (collectively, the Successor Matters).  The four matters are: the Creekside Hospice Litigation, the Therapy Matters Investigation, the Staffing Matters Investigation and the SunDance Part B Therapy Matter.  We agreed to the settlement in order to resolve the allegations underlying the Successor Matters and to avoid the uncertainty and expense of litigation.

The settlement agreement calls for payment of a collective settlement amount of $52.7 million (the Settlement Amount), including separate Medicaid repayment agreements with each affected state Medicaid program.  The Settlement Amount has been recorded fully in accrued expenses in the consolidated balance sheets at December 31, 2016.  We will remit the Settlement Amount over a period of five (5) years.  The first installment was paid in June 2017.  The remaining outstanding Settlement Amount at June 30, 2017 is $50.9 million, of which $8.0 million is recorded in accrued expenses and $42.9 million is recorded in other long-term liabilities.

Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue

Fiscal Year 2018 Medicare Payment Rates

On July 31, 2017, the Centers for Medicare & Medicaid Services (CMS) issued the final rule outlining fiscal year 2018 Medicare payment rates for skilled nursing facilities.  The final rule uses a market basket percentage of 1.0% effective October 1, 2017 to update the federal rates, but if a skilled nursing facility fails to meet quality reporting program requirements there will be a 2.0% penalty. Thus, the increase in the federal rates may increase the amount of our reimbursements for skilled nursing facility services so long as we meet the reporting requirements and avoid the 2% penalty. The final rule was published in the August 4, 2017 Federal Register.

The final rule also includes revisions to the skilled nursing facility Quality Reporting Program and for the Skilled Nursing Facility Value-Based Purchasing (VBP) Program.  The VBP Prgram will affect Medicare payment to skilled nursing facilities beginning in fiscal year 2019 as described in the next section.

Skilled Nursing Facility Value-Based Purchasing (VBP) Program

The CMS VBP Program is one of many VBP programs that aims to reward quality and improve health care. Beginning October 1, 2018, skilled nursing facilities will have an opportunity to receive incentive payments based on performance on the specified quality measure.

The Protecting Access to Medicare Act (PAMA) of 2014, enacted into law on April 1, 2014, authorized the VBP Program and requires CMS to adopt a VBP payment adjustment for skilled nursing facilities beginning October 1, 2018. By law, the VBP Program is limited to a single readmission measure at a time.

PAMA requires CMS, among other things, to:

•	Furnish value-based incentive payments to skilled nursing facilities for services beginning October 1, 2018.
•	Develop a methodology for assessing performance scores.
•	Adopt performance standards on a quality measure that includes achievement and improvement.
•

Rank skilled nursing facilities based on their performance from low to high. The highest ranked facilities will receive the highest payments, and the lowest ranked 40 percent of facilities will receive payments that are less than what they otherwise would have received without the VBP Program.

CMS will withhold 2% of Medicare payments starting October 1, 2018, to fund the incentive payment pool and will then redistribute 60% of the withheld payments back to skilled nursing facilities through the VBP Program based upon a 30-day potentially preventable readmission measure.  Failure to qualify for the incentive payment pool at levels that at least match the 2% withholding could have a significant negative impact on our consolidated financial condition and results of operations.  The final rule was published in the August 4, 2017 Federal Register.

CMS Advanced Notice of Proposed Rule

On April 27, 2017, CMS issued an advanced notice of a proposed rule revising certain aspects of the existing skilled nursing facility prospective payment system (PPS) payment methodology to improve its accuracy, based on the results of the skilled nursing facility Payment Models Research project. The proposal explores the possibility of replacing the PPS’ existing case-mix classification model, the Resource Utilization Groups, Version 4, with a new model, the Resident Classification System, Version I (RCS-I). The proposal discusses options for how such a change could be implemented, as well as a number of other policy changes to consider to complement implementation of RCS-I.  The rule proposal is open for a comment period not to exceed August 25, 2017.

Episode Payment Models (EPMs)

On January 3, 2017, CMS issued its final rule implementing three new Medicare Parts A and B episode payment models (EPMs) and implements changes to the existing comprehensive care for joint replacement (CJR) model. Under the three new EPMs, acute care hospitals in certain selected geographic areas will participate in retrospective EPMs targeting care for Medicare fee-for-service beneficiaries receiving services during acute myocardial infarction (AMI), coronary artery bypass graft (CABG), and surgical hip/femur fracture treatment (SHFFT) episodes. AMI and CABG episodes will be tested in 98 metropolitan statistical areas (MSAs) and SHFFT episodes will be tested in the current 67 MSAs participating in CJR.  The SHFFT payment model will support clinicians in providing care to patients who received surgery after a hip fracture, other than hip replacement.  All related care within 90 days of hospital discharge will be included in the episode of care. Hospitals may share in risk and savings with other providers, including skilled nursing facilities. The provisions contained in the instructions were to become effective July 1, 2017, but the final rule extended the start date to January 1, 2018.

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

Changes finalized in this rule include:

•	Strengthening the rights of long-term care facility residents.
•	Ensuring that long-term care facility staff members are properly trained on caring for residents with dementia and in preventing elder abuse.
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

Data collection for certain measures including pressure ulcers, falls and functional goals has been gathered quarterly beginning October 1, 2016 with a data submission deadline of June 1, 2017.  Failure to submit required data will result in a 2% Medicare payment penalty beginning October 1, 2017.

Texas Minimum Payment Amount Program (MPAP)

We manage the operations of 20 skilled nursing facilities in the State of Texas, which we consolidate through our controlling interests in those entities through the management agreements.  Those skilled nursing facilities had participated in a voluntary supplemental Medicaid payment program known as the Minimum Payment Amount Program (MPAP), which expired August 31, 2016.  The purpose of MPAP funds was to continue a level of funding for participating skilled nursing facilities so that they can more readily provide quality care to Medicaid beneficiaries.  While the state had been actively appealing CMS, the MPAP expired.  On an annualized basis prior to its expiration, MPAP had provided for $62 million of revenue and enhanced pre-tax income of the participating skilled nursing facilities by approximately $18 million.

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

Key performance and valuation measures for our businesses are set forth below, followed by a comparison and analysis of our financial results (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Financial Results
Net revenues	$1,341,276	$1,438,358	$2,730,408	$2,910,576
EBITDA	81,815	168,880	188,630	297,900
Adjusted EBITDAR	175,351	189,352	341,041	367,702
Adjusted EBITDA	137,117	152,384	266,707	293,418
Net loss attributable to Genesis Healthcare, Inc.	(65,156)	(22,973)	(115,917)	(66,012)

INPATIENT SEGMENT:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Occupancy Statistics - Inpatient
Available licensed beds in service at end of period	55,247	57,873	55,247	57,873
Available operating beds in service at end of period	53,265	56,320	53,265	56,320
Available patient days based on licensed beds	4,838,927	5,247,424	10,004,387	10,521,485
Available patient days based on operating beds	4,666,506	5,109,740	9,651,290	10,242,959
Actual patient days	3,959,726	4,373,938	8,224,551	8,791,285
Occupancy percentage - licensed beds	81.8%	83.4%	82.2%	83.6%
Occupancy percentage - operating beds	84.9%	85.6%	85.2%	85.8%
Skilled mix	19.9%	20.2%	20.3%	20.7%
Average daily census	43,513	48,065	45,440	48,304
Revenue per patient day (skilled nursing facilities)
Medicare Part A	$531	$513	$527	$513
Medicare total (including Part B)	576	555	569	554
Insurance	463	464	456	452
Private and other	337	305	323	304
Medicaid	220	218	218	219
Medicaid (net of provider taxes)	200	199	198	200
Weighted average (net of provider taxes)	$275	$272	$273	$273
Patient days by payor (skilled nursing facilities)
Medicare	451,146	533,758	959,782	1,103,507
Insurance	295,806	303,005	624,418	615,153
Total skilled mix days	746,952	836,763	1,584,200	1,718,660
Private and other	243,491	299,654	522,875	598,406
Medicaid	2,769,451	2,992,530	5,713,784	5,968,281
Total Days	3,759,894	4,128,947	7,820,859	8,285,347
Patient days as a percentage of total patient days (skilled nursing facilities)
Medicare	12.0%	12.9%	12.3%	13.3%
Insurance	7.9%	7.3%	8.0%	7.4%
Skilled mix	19.9%	20.2%	20.3%	20.7%
Private and other	6.5%	7.3%	6.7%	7.2%
Medicaid	73.6%	72.5%	73.0%	72.1%
Total	100.0%	100.0%	100.0%	100.0%
Facilities at end of period
Skilled nursing facilities
Leased	363	375	363	375
Owned	44	55	44	55
Joint Venture	5	5	5	5
Managed *	35	39	35	39
Total skilled nursing facilities	447	474	447	474
Total licensed beds	55,105	57,909	55,105	57,909
Assisted/Senior living facilities:
Leased	19	28	19	28
Owned	4	4	4	4
Joint Venture	1	1	1	1
Managed	2	2	2	2
Total assisted/senior living facilities	26	35	26	35
Total licensed beds	2,182	2,803	2,182	2,803
Total facilities	473	509	473	509

Total Jointly Owned and Managed— (Unconsolidated)	15	20	15	20

REHABILITATION THERAPY SEGMENT**:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue mix %:
Company-operated	38%	36%	38%	36%
Non-affiliated	62%	64%	62%	64%
Sites of service (at end of period)	1,528	1,627	1,528	1,627
Revenue per site	$149,634	$162,236	$307,594	$330,879
Therapist efficiency %	68%	69%	68%	69%

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

•

Other loss (income).  We primarily use this income statement caption to capture gains and losses on the sale or disposition of assets.  We exclude the effect of such gains and losses because we believe they do not accurately reflect the underlying performance of our operating businesses.

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

•

Customer receivership. We exclude the non-cash costs related to a customer receivership and the related write-down of unpaid accounts receivable.  We believe these costs do not accurately reflect the underlying performance of our operating businesses.

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

(1)

Skilled Healthcare and other loss contingency expense – We exclude the estimated settlement cost and any adjustments thereto regarding the four legal matters inherited by Genesis in the Skilled and Sun Healthcare transactions and disclosed in the commitments and contingencies footnote to our consolidated financial statements describing our material legal proceedings. In the three and six months ended June 30, 2017, we recognized no additional expense related to these matters.  In the three and six months ended June 30, 2016, we recorded $13.6 million and $15.2 million, respectively, related to these matters.  We believe these costs are non-recurring in nature as they will no longer be recognized following the final settlement of these matters.  We do not exclude the estimated settlement costs associated with all other legal and regulatory matters arising in the normal course of business.  Also, we do not believe the excluded costs reflect the underlying performance of our operating businesses.

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

(3)

Other non-recurring costs – In the three and six months ended June 30, 2017, we recognized no other non-recurring costs.  In the three and six months ended June 30, 2016, we excluded $0.1 million and $0.9 million, respectively, of costs incurred in connection with a settlement of disputed costs related to previously reported periods and a regulatory audit associated with acquired businesses and related to pre-acquisition periods.  We do not believe the excluded costs are recurring or reflect the underlying performance of our operating businesses.

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

The following table provides a reconciliation of the non-GAAP valuation measurement Adjusted EBITDAR from net loss attributable to Genesis Healthcare, Inc., the most directly comparable financial measure presented in accordance with GAAP (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net loss attributable to Genesis Healthcare, Inc.	$(65,156)	$(22,973)	$(115,917)	$(66,012)
Adjustments to compute Adjusted EBITDAR:
Loss (income) from discontinued operations, net of taxes	47	(61)	68	(23)
Net loss attributable to noncontrolling interests	(40,394)	(12,985)	(73,246)	(40,974)
Depreciation and amortization expense	60,227	67,953	124,596	129,718
Interest expense	124,288	133,860	249,042	269,041
Income tax expense	2,803	3,086	4,087	6,150
Lease expense	38,234	36,968	74,334	74,284
Loss on extinguishment of debt	2,301	468	2,301	468
Other loss (income)	4,190	(42,923)	13,224	(42,911)
Transaction costs	3,781	4,993	6,806	6,747
Customer receivership	35,566	—	35,566	—
Severance and restructuring	514	3,800	4,694	6,816
Losses of newly acquired, constructed, or divested businesses	6,276	1,554	10,269	3,527
Stock-based compensation	2,480	1,860	4,766	3,719
Skilled Healthcare and other loss contingency expense (1)	—	13,566	—	15,192
Regulatory defense and related costs (2)	194	118	451	1,058
Other non-recurring costs (3)	—	68	—	902
Adjusted EBITDAR	$175,351	$189,352	$341,041	$367,702

The following table provides a reconciliation of the non-GAAP performance measurement EBITDA and Adjusted EBITDA from net loss attributable to Genesis Healthcare, Inc., the most directly comparable financial measure presented in accordance with GAAP (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net loss attributable to Genesis Healthcare, Inc.	$(65,156)	$(22,973)	$(115,917)	$(66,012)
Adjustments to compute EBITDA:
Loss (income) from discontinued operations, net of taxes	47	(61)	68	(23)
Net loss attributable to noncontrolling interests	(40,394)	(12,985)	(73,246)	(40,974)
Depreciation and amortization expense	60,227	67,953	124,596	129,718
Interest expense	124,288	133,860	249,042	269,041
Income tax expense	2,803	3,086	4,087	6,150
EBITDA	$81,815	$168,880	188,630	297,900
Adjustments to compute Adjusted EBITDA:
Loss on extinguishment of debt	2,301	468	2,301	468
Other loss (income)	4,190	(42,923)	13,224	(42,911)
Transaction costs	3,781	4,993	6,806	6,747
Customer receivership	35,566	—	35,566	—
Severance and restructuring	514	3,800	4,694	6,816
Losses of newly acquired, constructed, or divested businesses	6,276	1,554	10,269	3,527
Stock-based compensation	2,480	1,860	4,766	3,719
Skilled Healthcare and other loss contingency expense (1)	—	13,566	—	15,192
Regulatory defense and related costs (2)	194	118	451	1,058
Other non-recurring costs (3)	—	68	—	902
Adjusted EBITDA	$137,117	$152,384	$266,707	$293,418

Additional lease payments not included in GAAP lease expense	86,704	89,409	173,328	176,910

Results of Operations

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

We define our same-store inpatient operations as those skilled nursing and assisted living centers which have been operated by us, in a steady-state, for each comparable period in this Results of Operations discussion.  We exclude from that definition those skilled nursing and assisted living facilities recently acquired that were not operated by us for the entire period, as well as those that were divested prior to or during the most recent period presented.  In cases where we are developing new skilled nursing or assisted living centers, those operations are excluded from our same-store inpatient operations until the revenue driven by operating patient census is stable in the comparable periods.  Additionally, our inpatient business is proportionately impacted by the addition of the extra day in periods containing a leap year, as the six months ended June 30, 2016 was.  We removed the proportional estimated impact from revenue and operating expenses for presentation of same-store results.

Because it is the nature of our rehabilitation therapy services operations to experience high volume of both new and terminated contracts in an annual cycle, and the scale and significance of those contracts can be very different to both the revenue and operating expenses of that business, a same-store presentation based solely on the contract or gym count is not a valid depiction of the business.  Accordingly, we do not reference same-store figures in this MD&A with regard to that business.  Leap year did not have a material impact on the comparability of our rehabilitation therapy services.

The volume of services delivered in our other services businesses can also be affected by strategic transactional activity.  To the extent there are businesses to be excluded to achieve same-store comparability those will be noted in the context of the Results of Operations discussion.  Leap year did not have a material impact on the comparability of our other services business.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

A summary of our unaudited results of operations for the three months ended June 30, 2017 as compared with the same period in 2016 follows (in thousands, except percentages):

	Three months ended June 30,
	2017		2016		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$1,130,525	84.2%	$1,194,326	83.0%	$(63,801)	(5.3)%
Assisted/Senior living facilities	24,125	1.8%	30,431	2.1%	(6,306)	(20.7)%
Administration of third party facilities	2,319	0.2%	2,870	0.2%	(551)	(19.2)%
Elimination of administrative services	(385)	—%	(362)	—%	(23)	6.4%
Inpatient services, net	1,156,584	86.2%	1,227,265	85.3%	(70,681)	(5.8)%

Rehabilitation therapy services:
Total therapy services	242,917	18.1%	275,049	19.1%	(32,132)	(11.7)%
Elimination intersegment rehabilitation therapy services	(94,496)	(7.0)%	(103,472)	(7.2)%	8,976	(8.7)%
Third party rehabilitation therapy services	148,421	11.1%	171,577	11.9%	(23,156)	(13.5)%

Other services:
Total other services	44,221	3.3%	45,334	3.2%	(1,113)	(2.5)%
Elimination intersegment other services	(7,950)	(0.6)%	(5,818)	(0.4)%	(2,132)	36.6%
Third party other services	36,271	2.7%	39,516	2.8%	(3,245)	(8.2)%

Net revenues	$1,341,276	100.0%	$1,438,358	100.0%	$(97,082)	(6.7)%

	Three months ended June 30,
	2017		2016		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
EBITDA:
Inpatient services	$148,853	12.9%	$166,071	13.5%	$(17,218)	(10.4)%
Rehabilitation therapy services	18,658	7.7%	21,015	7.6%	(2,357)	(11.2)%
Other services	214	0.5%	2,138	4.7%	(1,924)	(90.0)%
Corporate and eliminations	(85,910)	—%	(20,344)	—%	(65,566)	322.3%
EBITDA	$81,815	6.1%	$168,880	11.7%	$(87,065)	(51.6)%

A summary of our unaudited condensed consolidating statement of operations follows (in thousands):

	Three months ended June 30, 2017
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,156,969	$242,917	$44,144	$77	$(102,831)	$1,341,276
Salaries, wages and benefits	508,509	201,944	28,949	—	—	739,402
Other operating expenses	442,031	18,628	14,467	—	(102,831)	372,295
General and administrative costs	—	—	—	41,187	—	41,187
Provision for losses on accounts receivable	20,127	3,680	214	(36)	—	23,985
Lease expense	37,449	7	300	478	—	38,234
Depreciation and amortization expense	51,837	3,866	172	4,352	—	60,227
Interest expense	103,325	14	10	20,939	—	124,288
Loss on extinguishment of debt	—	—	—	2,301	—	2,301
Investment income	—	—	—	(1,392)	—	(1,392)
Other loss	—	—	—	4,190	—	4,190
Transaction costs	—	—	—	3,781	—	3,781
Customer receivership	—	—	—	35,566	—	35,566
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(563)	475	(88)
(Loss) income before income tax benefit	(6,309)	14,778	32	(110,726)	(475)	(102,700)
Income tax expense	—	—	—	2,803	—	2,803
(Loss) income from continuing operations	$(6,309)	$14,778	$32	$(113,529)	$(475)	$(105,503)

	Three months ended June 30, 2016
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,227,627	$275,049	$45,220	$114	$(109,652)	$1,438,358
Salaries, wages and benefits	572,676	229,533	30,484	—	—	832,693
Other operating expenses	428,550	19,683	11,580	—	(109,652)	350,161
General and administrative costs	—	—	—	45,026	—	45,026
Provision for losses on accounts receivable	24,324	4,795	608	(46)	—	29,681
Lease expense	36,006	23	410	529	—	36,968
Depreciation and amortization expense	60,056	3,074	328	4,495	—	67,953
Interest expense	110,057	15	4	23,784	—	133,860
Loss on extinguishment of debt	—	—	—	468	—	468
Investment income	—	—	—	(658)	—	(658)
Other income	—	—	—	(42,923)	—	(42,923)
Transaction costs	—	—	—	4,993	—	4,993
Skilled Healthcare and other loss contingency expense	—	—	—	13,566	—	13,566
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,174)	677	(497)
(Loss) income before income tax benefit	(4,042)	17,926	1,806	(47,946)	(677)	(32,933)
Income tax expense	—	—	—	3,086	—	3,086
(Loss) income from continuing operations	$(4,042)	$17,926	$1,806	$(51,032)	$(677)	$(36,019)

Net Revenues

Net revenues for the three months ended June 30, 2017 decreased by $97.1 million, or 6.7%, as compared with the three months ended June 30, 2016.

Inpatient Services – Revenue decreased $70.7 million, or 5.8%, in the three months ended June 30, 2017 as compared with the same period in 2016. On a same-store basis, excluding the impact of leap year, 39 divested underperforming facilities and the acquisition or development of nine additional facilities on comparability, inpatient services revenue declined $35.3 million, or 3.0%.  The three months ended June 30, 2016 included $16.0 million of additional revenue attributed to the Texas MPAP program.  The remaining same-store decrease of $19.3 million, or 1.7%, is principally due to a decline in the occupancy and skilled mix of legacy Genesis inpatient facilities, partially offset by increased payment rates.  We attribute the decline in occupancy and skilled mix principally to the impact of healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payers and conveners to divert certain skilled nursing referrals to home health or other community based care settings.

For an expanded discussion regarding the factors influencing our census decline, see Item 1, “Business – Recent Regulatory and other Governmental Actions Affecting Revenue” in our annual report on form 10-K filed with the SEC, as well as “Key Performance and Valuation Measures” in this MD&A for quantification of the census trends and revenue per patient day.

Rehabilitation Therapy Services – Revenue decreased $23.2 million, or 13.5% comparing the three months ended June 30, 2017 with the same period in 2016.  Of that decrease, $18.6 million is due to lost contract business, offset by $6.0 million attributed to new contracts and price increases to certain existing customers.  The remaining decrease of $10.6 million is principally due to reduced volume of services provided existing customers due to the reduction in lengths of stay and skilled patient populations impacting the entire industry.

Other Services – Other services revenue decreased $3.2 million, or 8.2% in the three months ended June 30, 2017 as compared with the same period in 2016. On a same-store basis, after eliminating the impact of selling the hospice and homecare businesses on May 1, 2016, other services revenue increased $4.0 million or 9.9%.  This remaining increase was principally attributed to new business growth in our staffing services and physician services business lines.

EBITDA

EBITDA for the three months ended June 30, 2017 decreased by $87.1 million, or 51.6% when compared with the same period in 2016.  The contributing factors for this net decrease are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDA decreased in the three months ended June 30, 2017 as compared with the same period in 2016, by $17.2 million, or 10.4%.  On a same store basis, the inpatient EBITDA decreased $15.4 million.  Of that same-store decline, our self-insurance programs resulted in a reduction of $8.0 million EBITDA in the three months ended June 30, 2017 as compared with the same period in 2016.  While our self-insurance programs in 2017 are performing within expected ranges, the 2016 period included some more favorable development, principally in our workers compensation deductible programs.  Improved accounts receivable collections performance resulted in a reduction in the provision for losses on accounts receivable of $2.6 million and a corresponding increase of EBITDA in the three months ended June 30, 2017 as compared with the same period in 2016. The comparably higher levels of provision for accounts receivable in the three months ended June 30, 2016 were principally due to resource allocation to integration activities related to acquisitions completed in 2015 as well as the relative condition of the acquired accounts receivables.  The remaining $10.0 million decrease in EBITDA of the segment is attributed to the continued pressures on skilled mix and overall occupancy of our inpatient facilities described above under “Net Revenues.”

Rehabilitation Therapy Services – EBITDA of the rehabilitation therapy segment decreased by $2.4 million or 11.2% comparing the three months ended June 30, 2017 with the same period in 2016.  Lost therapy contracts exceeded new contracts by $2.6 million.  Startup costs of our operations in China for the three months ended June 30, 2017 exceeded those in the comparable period in 2016 by $2.7 million.  The remaining increase of EBITDA of $2.9 million is principally attributed to overhead cost reductions, favorable average costs of labor and pricing increases, partially offset by therapist efficiency which declined to 68% in the three months ended June 30, 2017 compared with 69% in the comparable period in the prior year.

Currently, we operate through affiliates in China a total of twelve locations comprised of the three rehabilitation clinics in Guangzhou, Shanghai and Hong Kong, a rehabilitation facility, and inpatient and outpatient rehabilitation services in seven hospital joint ventures and one nursing home.  Startup and development costs of these Chinese ventures are expected to exceed revenues in fiscal 2017.

Other Services — EBITDA decreased $1.9 million in the three months ended June 30, 2017 as compared with the same period in 2016.  On a same-store basis, excluding the impact of the sale of the hospice and home health business effective May 1, 2016, EBITDA decreased $0.7 million, principally attributed to the physician services business.

Corporate and Eliminations — EBITDA decreased $65.6 million in the three months ended June 30, 2017 as compared with the same period in 2016.  EBITDA of our corporate function includes other income, charges, gains or losses associated with transactions that in our chief operating decision maker’s view are outside of the scope of our reportable segments.  These other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $69.7 million of the net decrease in EBITDA.  Corporate overhead costs decreased $3.8 million, or 8.5%, in the three months ended June 30, 2017 as compared with the same period in 2016. This decrease is principally due to the focus on cost containment to address market pressures on our business. The remaining increase in EBITDA of $0.3 million is primarily the result of incremental investment earnings and improved earnings from our unconsolidated affiliates.

Other loss (income) — Consistent with our strategy to divest assets in non-strategic markets, we incur losses and generate gains resulting from the sale, transition or closure of underperforming operations and assets.  Other loss recognized for the three months ended June 30, 2017 was a net $4.2 million, attributable primarily to the transition of a leased skilled nursing facility in Kansas to a new operator.  Other income for the same period in 2016 was principally the recognized gain on the sale of hospice and homecare operations effective May 1, 2016.

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the three months ended June 30, 2017 and 2016 were $3.8 million and $5.0 million, respectively.

Skilled Healthcare and other loss contingency expense — For the three months ended June 30, 2016, we accrued $13.6 million for contingent liabilities.  There was no change in the estimated settlement value of that contingent liability in the three months ended June 30, 2017.  As previously disclosed, the 2016 accrual pertains to the agreement in principle reached with the DOJ in July 2016 and finalized in June 2017.  See Note 11 – “Commitments and Contingencies – Legal Proceedings.”

Customer receivership – In July 2017 a significant customer of our rehabilitation services business filed for receivership.  This customer operated 65 skilled nursing facilities in six states at the time of the filing.  While we are assessing our options relative to this customer’s accounts, both the accumulated accounts receivable owing and future revenue prospects, we have recorded a $35.6 million non-cash impairment charge in the three months ended June 30, 2017, representing the outstanding accounts receivable balance from this customer.

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDA and (loss) income from continuing operations of all reportable segments, other services, corporate and eliminations in our consolidating statement of operations for the three months ended June 30, 2017 as compared with the same period in 2016.

Depreciation and amortization — Each of our reportable segments, other services and corporate overhead have depreciating property, plant and equipment, including depreciation on leased properties accounted for as capital leases or as a financing obligation. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  Depreciation and amortization expense decreased $7.7 million in the three months ended June 30, 2017 as compared with the same period in 2016, principally due to divestiture activity.  On a same store basis, depreciation and amortization increased $1.7 million in the three months ended June 30, 2017 as compared with the same period in 2016.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our Revolving Credit Facilities, Term Loan Facility, Real Estate Bridge Loans and mortgage instruments, as well as the expense associated with leases accounted for as capital leases or financing obligations.  Interest expense decreased $9.6 million in the three months ended June 30, 2017 as compared with the same period in the prior year.  On a same store basis, interest expense decreased $7.8 million in the three months ended June 30, 2017 as compared with the same period in 2016.  Of that decrease, $0.5 million is due to a reduction in cash interest resulting from the reduced borrowings under the Term Loan Facility through application of proceeds from asset sales and Real Estate Bridge Loans refinanced with lower rate HUD guaranteed mortgage debt.  The remaining $7.3 million decrease is principally attributed to non-cash accounting for lease transactions completed over the past twelve months.

Income tax expense — For the three months ended June 30, 2017, we recorded an income tax expense of $2.8 million from continuing operations representing an effective tax rate of (2.7)% compared to an income tax expense of $3.1 million from continuing operations, representing an effective tax rate of (9.4)% for the same period in 2016.  There is a full valuation allowance against our deferred tax assets, excluding our deferred tax asset on its Bermuda captive insurance company’s discounted unpaid loss reserve.  Previously, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets.  As of June 30, 2017, we have determined that the valuation allowance is still necessary.

Net Loss Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between loss from continuing operations and net loss attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the three months ended June 30, 2017 as compared with the same period in 2016.

Loss (income) from discontinued operations — Prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disposals of Components of an Entity (ASU 2014-08), we routinely classified reporting units exited, closed or otherwise disposed as discontinued operations.  ASU 2014-08 changed the criteria to qualify such transactions for discontinued operations treatment, making it hard to reach that conclusion.  Therefore, since 2014, none of our more recently exited, closed or otherwise disposed assets have been classified as discontinued operations.  The activity reported as discontinued operations in the three months ended June 30, 2017 and the same period in 2016 was de minimis, associated with exit, closure and disposal activities of reporting units identified as discontinued operations prior to adoption of ASU 2014-08.

Net loss attributable to noncontrolling interests — Following the closing of the Combination, the combined results of Skilled and FC-GEN were consolidated with approximately 42% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity.  The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares.  Since the Combination, there have been conversions of 2.6 million Class C common stock, leaving a remaining direct noncontrolling economic interest of 39.5%.  For the three months ended June 30, 2017 and 2016, loss of $40.9 million and $13.7 million, respectively, has been attributed to the Class C common stock.

In addition to the noncontrolling interests attributable to the Class C common stock holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any VIEs where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the three months ended June 30, 2017 and 2016, income of $0.6 million and $0.7 million, respectively, has been attributed to these unaffiliated third parties.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

A summary of our unaudited results of operations for the six months ended June 30, 2017 as compared with the same period in 2016 follows (in thousands, except percentages):

	Six months ended June 30,
	2017		2016		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$2,300,450	84.1%	$2,402,759	82.5%	$(102,309)	(4.3)%
Assisted/Senior living facilities	48,077	1.8%	61,350	2.1%	(13,273)	(21.6)%
Administration of third party facilities	4,752	0.2%	5,949	0.2%	(1,197)	(20.1)%
Elimination of administrative services	(769)	—%	(737)	—%	(32)	4.3%
Inpatient services, net	2,352,510	86.1%	2,469,321	84.8%	(116,811)	(4.7)%

Rehabilitation therapy services:
Total therapy services	499,134	18.3%	560,161	19.3%	(61,027)	(10.9)%
Elimination intersegment rehabilitation therapy services	(195,026)	(7.1)%	(209,904)	(7.2)%	14,878	(7.1)%
Third party rehabilitation therapy services	304,108	11.2%	350,257	12.1%	(46,149)	(13.2)%

Other services:
Total other services	90,267	3.3%	101,960	3.5%	(11,693)	(11.5)%
Elimination intersegment other services	(16,477)	(0.6)%	(10,962)	(0.4)%	(5,515)	50.3%
Third party other services	73,790	2.7%	90,998	3.1%	(17,208)	(18.9)%

Net revenues	$2,730,408	100.0%	$2,910,576	100.0%	$(180,168)	(6.2)%

	Six months ended June 30,
	2017		2016		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
EBITDA:
Inpatient services	$289,579	12.3%	$321,260	13.0%	$(31,681)	(9.9)%
Rehabilitation therapy services	40,779	8.2%	42,678	7.6%	(1,899)	(4.4)%
Other services	315	0.3%	5,199	5.1%	(4,884)	(93.9)%
Corporate and eliminations	(142,043)	—%	(71,237)	—%	(70,806)	99.4%
EBITDA	$188,630	6.9%	$297,900	10.2%	$(109,270)	(36.7)%

A summary of our unaudited condensed consolidating statement of operations follows (in thousands):

	Six months ended June 30, 2017
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$2,353,279	$499,134	$89,940	$327	$(212,272)	$2,730,408
Salaries, wages and benefits	1,089,932	414,696	59,268	—	—	1,563,896
Other operating expenses	860,632	36,978	29,214	—	(212,272)	714,552
General and administrative costs	—	—	—	86,309	—	86,309
Provision for losses on accounts receivable	40,370	6,667	548	(72)	—	47,513
Lease expense	72,766	14	595	959	—	74,334
Depreciation and amortization expense	107,817	7,613	339	8,827	—	124,596
Interest expense	206,642	28	19	42,353	—	249,042
Loss on extinguishment of debt	—	—	—	2,301	—	2,301
Investment income	—	—	—	(2,501)	—	(2,501)
Other loss	—	—	—	13,224	—	13,224
Transaction costs	—	—	—	6,806	—	6,806
Customer receivership	—	—	—	35,566	—	35,566
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,131)	909	(222)
(Loss) income before income tax benefit	(24,880)	33,138	(43)	(192,314)	(909)	(185,008)
Income tax expense	—	—	—	4,087	—	4,087
(Loss) income from continuing operations	$(24,880)	$33,138	$(43)	$(196,401)	$(909)	$(189,095)

	Six months ended June 30, 2016
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$2,470,058	$560,161	$101,744	$216	$(221,603)	$2,910,576
Salaries, wages and benefits	1,161,578	469,969	68,863	—	—	1,700,410
Other operating expenses	867,249	40,024	25,588	—	(221,603)	711,258
General and administrative costs	—	—	—	93,453	—	93,453
Provision for losses on accounts receivable	47,669	7,443	1,154	(92)	—	56,174
Lease expense	72,302	47	940	995	—	74,284
Depreciation and amortization expense	113,895	6,194	642	8,987	—	129,718
Interest expense	219,046	29	20	49,946	—	269,041
Loss on extinguishment of debt	—	—	—	468	—	468
Investment income	—	—	—	(1,139)	—	(1,139)
Other income	—	—	—	(42,911)	—	(42,911)
Transaction costs	—	—	—	6,747	—	6,747
Skilled Healthcare and other loss contingency expense	—	—	—	15,192	—	15,192
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(2,286)	1,026	(1,260)
(Loss) income before income tax expense	(11,681)	36,455	4,537	(129,144)	(1,026)	(100,859)
Income tax expense	—	—	—	6,150	—	6,150
(Loss) income from continuing operations	$(11,681)	$36,455	$4,537	$(135,294)	$(1,026)	$(107,009)

Net Revenues

Net revenues for the six months ended June 30, 2017 decreased by $180.2 million, or 6.2%, as compared with the six months ended June 30, 2016.

Inpatient Services – Revenue decreased $116.8 million, or 4.7%, in the six months ended June 30, 2017 as compared with the same period in 2016. On a same-store basis, excluding the impact of leap year, 39 divested underperforming facilities and the acquisition or development of ten additional facilities on comparability, inpatient services revenue declined $68.8 million, or 3.0%.  The six months ended June 30, 2016 included $31.6 million of additional revenue attributed to the Texas MPAP program.  The remaining same-store decrease of $37.2 million, or 1.6%, is principally due to a decline in the occupancy and skilled mix of legacy Genesis inpatient facilities, partially offset by increased payment rates.  We attribute the decline in occupancy and skilled mix principally to the impact of healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payers and conveners to divert certain skilled nursing referrals to home health or other community based care settings.

For an expanded discussion regarding the factors influencing our census decline, see Item 1, “Business – Recent Regulatory and other Governmental Actions Affecting Revenue” in our annual report on form 10-K filed with the SEC, as well as “Key Performance and Valuation Measures” in this MD&A for quantification of the census trends and revenue per patient day.

Rehabilitation Therapy Services – Revenue decreased $46.1 million, or 13.2% comparing the six months ended June 30, 2017 with the same period in 2016.  Of that decrease, $34.7 million is due to lost contract business, offset by $11.8 million attributed to new contracts and price increases to certain existing customers.  The remaining decrease of $23.2 million is principally due to reduced volume of services provided to existing customers due to the reduction in lengths of stay and skilled patient populations impacting the entire industry.

Other Services – Other services revenue decreased $17.2 million, or 18.9% in the six months ended June 30, 2017 as compared with the same period in 2016. On a same-store basis, after eliminating the impact of selling the hospice and homecare businesses on May 1, 2016, other services revenue increased $9.5 million or 11.8%.  This remaining increase was principally attributed to new business growth in our staffing services and physician services business lines.

EBITDA

EBITDA for the six months ended June 30, 2017 decreased by $109.3 million, or 36.7% when compared with the same period in 2016.  The contributing factors for this net increase are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDA decreased in the six months ended June 30, 2017 as compared with the same period in 2016, by $31.7 million, or 9.9%.  On a same store basis, the inpatient EBITDA decreased $26.2 million.  Of that same-store decline, our self-insurance programs resulted in a reduction of $10.5 million EBITDA in the six months ended June 30, 2017 as compared with the same period in 2016.  While our self-insurance programs in 2017 are performing within expected ranges, the 2016 period included more favorable development, principally in our workers compensation deductible programs.  Improved accounts receivable collections performance resulted in a reduction in the provision for losses on accounts receivable of $4.4 million and a corresponding increase of EBITDA in the six months ended June 30, 2017 as compared with the same period in 2016. The comparably higher levels of provision for accounts receivable in the six months ended June 30, 2016 were principally due to resource allocation to integration activities related to acquisitions completed in 2015 as well as the relative condition of the acquired accounts receivables.  Texas MPAP contributed $9.2 million of EBITDA in the six months ended June 30, 2016.  The remaining $10.9 million decrease in EBITDA of the segment is attributed to the continued pressures on skilled mix and overall occupancy of our inpatient facilities described above under “Net Revenues.”

Rehabilitation Therapy Services – EBITDA of the rehabilitation therapy segment decreased by $1.9 million or 4.4% comparing the six months ended June 30, 2017 with the same period in 2016.  Lost therapy contracts exceeded new contracts by $3.9 million.  Startup costs of our operations in China for the six months ended June 30, 2017 exceeded those in the comparable period in 2016 by $3.7 million.  The remaining increase of EBITDA of $5.7 million is principally attributed to overhead cost reductions, favorable average costs of labor and pricing increases, partially offset by therapist efficiency which declined to 68% in the six months ended June 30, 2017 compared with 69% in the comparable period in the prior year.

Currently, we operate through affiliates in China a total of twelve locations comprised of the three rehabilitation clinics in Guangzhou, Shanghai and Hong Kong, a rehabilitation facility, and inpatient and outpatient rehabilitation services in seven hospital joint ventures and one nursing home.  Startup and development costs of these Chinese ventures are expected to exceed revenues in fiscal 2017.

Other Services — EBITDA decreased $4.9 million in the six months ended June 30, 2017 as compared with the same period in 2016.  On a same-store basis, excluding the impact of the sale of the hospice and home health business effective May 1, 2016, EBITDA decreased $2.0 million, principally attributed to the physician services business.

Corporate and Eliminations — EBITDA decreased $70.8 million in the six months ended June 30, 2017 as compared with the same period in 2016.  EBITDA of our corporate function includes other income, charges, gains or losses associated with transactions that in our chief operating decision maker’s view are outside of the scope of our reportable segments.  These other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $78.4 million of the net decrease in EBITDA.  Corporate overhead costs decreased $7.1 million, or 7.7%, in the six months ended June 30, 2017 as compared with the same period in 2016. This decrease is principally due to the focus on cost containment to address market pressures on our business. The remaining increase in EBITDA of $0.3 million is primarily the result of incremental investment earnings and improved earnings from our unconsolidated affiliates.

Other loss (income) — Consistent with our strategy to divest assets in non-strategic markets, we incur losses and generate gains resulting from the sale, transition or closure of underperforming operations and assets.  Other loss recognized for the six months ended June 30, 2017 was a net $13.2 million, attributable to the sale of 26 skilled nursing facilities.  Other income for the same period in 2016 was principally the recognized gain on the sale of hospice and homecare operations effective May 1, 2016.

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the six months ended June 30, 2017 and 2016 were $6.8 million and $6.7 million, respectively.

Skilled Healthcare and other loss contingency expense — For the six months ended June 30, 2016, we accrued $15.2 million for contingent liabilities.  There was no change in the estimated settlement value of that contingent liability in the six months ended June 30, 2017.  As previously disclosed, the 2016 accrual pertains to the agreement in principle reached with the DOJ in July 2016 and finalized in June 2017.  See Note 11 – “Commitments and Contingencies – Legal Proceedings.”

Customer receivership – In July 2017, a significant customer of our rehabilitation services business filed for receivership.  This customer operated 65 skilled nursing facilities in six states at the time of the filing.  While we are assessing our options relative to this customer’s accounts, both the accumulated accounts receivable owing and future revenue prospects, we have recorded a $35.6 million non-cash impairment charge in the six months ended June 30, 2017, representing the outstanding accounts receivable balance from this customer.

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDA and (loss) income from continuing operations of all reportable segments, other services, corporate and eliminations in our consolidating statement of operations for the six months ended June 30, 2017 as compared with the same period in 2016.

Depreciation and amortization — Each of our reportable segments, other services and corporate overhead have depreciating property, plant and equipment, including depreciation on leased properties accounted for as capital leases or as a financing obligation. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  Depreciation and amortization expense decreased $5.1 million in the six months ended June 30, 2017 as compared with the same period in 2016, principally due to divestiture activity.  On a same store basis, depreciation and amortization increased $1.5 million in the six months ended June 30, 2017 as compared with the same period in 2016.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our Revolving Credit Facilities, Term Loan Facility, Real Estate Bridge Loans and mortgage instruments, as well as the expense associated with leases accounted for as capital leases or financing obligations.  Interest expense decreased $20.0 million in the six months ended June 30, 2017 as compared with the same period in the prior year.  On a same store basis, interest expense is down $17.5 million in the six months ended June 30, 2016 as compared with the same period in 2016.  Of that decrease, $1.2 million is due to a reduction in cash interest resulting from the reduced borrowings under the Term Loan Facility through application of proceeds from asset sales and Real Estate Bridge Loans refinanced with lower rate HUD guaranteed mortgage debt.  The remaining $16.3 million decrease is principally attributed to non-cash accounting for lease transactions completed over the past twelve months.

Income tax expense — For the six months ended June 30, 2017, we recorded an income tax expense of $4.1 million from continuing operations representing an effective tax rate of (2.2)% compared to an income tax expense of $6.2 million from continuing operations, representing an effective tax rate of (6.1)% for the same period in 2016.  There is a full valuation allowance against our deferred tax assets, excluding our deferred tax asset on its Bermuda captive insurance company’s discounted unpaid loss reserve.  Previously, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets.  As of June 30, 2017, we have determined that the valuation allowance is still necessary.

Net Loss Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between loss from continuing operations and net loss attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the six months ended June 30, 2017 as compared with the same period in 2016.

Loss from discontinued operations — Prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disposals of Components of an Entity (ASU 2014-08), we routinely classified reporting units exited, closed or otherwise disposed as discontinued operations.  ASU 2014-08 changed the criteria to qualify such transactions for discontinued operations treatment, making it hard to reach that conclusion.  Therefore, since 2014, none of our more recently exited, closed or otherwise disposed assets have been classified as discontinued operations.  The activity reported as discontinued operations in the six months ended June 30, 2017 and the same period in 2016 was de minimis, associated with exit, closure and disposal activities of reporting units identified as discontinued operations prior to adoption of ASU 2014-08.

Net loss attributable to noncontrolling interests — Following the closing of the Combination, the combined results of Skilled and FC-GEN were consolidated with approximately 42% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity.  The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares.  Since the Combination, there have been conversions of 2.6 million Class C common stock, leaving a remaining direct noncontrolling economic interest of 39.5%.  For the six months ended June 30, 2017 and 2016, loss of $74.4 million and $42.3 million, respectively, has been attributed to the Class C common stock.

In addition to the noncontrolling interests attributable to the Class C common stock holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any VIEs where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the six months ended June 30, 2017 and 2016, income of $1.1 million and $1.3 million, respectively, has been attributed to these unaffiliated third parties.

Liquidity and Capital Resources

Cash Flow and Liquidity

The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Six months ended June 30,
	2017	2016
Net cash provided by operating activities	$69,127	$23,515
Net cash provided by by investing activities	42,471	38,824
Net cash used in financing activities	(98,261)	(77,204)
Net increase (decrease) in cash and cash equivalents	13,337	(14,865)
Beginning of period	51,408	61,543
End of period	$64,745	$46,678

Net cash provided by operating activities in the six months ended June 30, 2017 increased $45.6 million compared with the same period in 2016.  The increase in cash provided by operations is principally due to improved collections of inpatient account receivable in the six months ended June 30, 2017 as compared with the same period in 2016, partially offset by timing of disbursements.

Net cash provided by investing activities in the six months ended June 30, 2017 was $42.5 million, compared to net cash provided of $38.8 million in the same period in 2016. There were proceeds from the asset sales in the six months ended June 30, 2017 of $79.3 million principally from the sale of 18 skilled nursing facilities located in Kansas, Missouri, Nebraska and Iowa, as compared with the same period in 2016, which included the receipt of $72.0 million, $67.0 million and $9.4 million for the sale of our hospice and home care business, 18 assisted living facilities in Kansas and an office building in Albuquerque, New Mexico, respectively. There were no asset acquisitions in the six months ended June 30, 2017 compared to a use of investing cash flow of $69.5 million related to the purchase of skilled nursing facilities for the same period in the prior year.  Routine capital expenditures for the six months ended June 30, 2017 decreased by $14.1 million as compared with the same period in the prior year.  The remaining incremental use of cash from investing activities of $10.9 million in the six months ended June 30, 2017 as compared with the same period in 2016 is principally due to the reduction of net proceeds on maturities or sales on marketable securities in our captive insurance companies.

Net cash used in financing activities was $98.3 million in the six months ended June 30, 2017 compared to a use of $77.2 million in the same period in 2016.  The net increase in cash used in financing activities of $21.1 million is principally attributed to debt repayments exceeding debt borrowings in the six months ended June 30, 2017 as compared to the same period in 2016.  In the six months ended June 30, 2017, we had a net increase in repayment activity under the Revolving Credit Facilities of $19.3 million as compared with $8.0 million of incremental Revolving Credit Facilities borrowings in the same period in 2016.  In the six months ended June 30, 2017, we used $72.1 million of the proceeds from the sale of 18 skilled nursing facilities located in Kansas, Missouri, Nebraska and Iowa to repay indebtedness.  In the six months ended June 30, 2017, we used $17.5 million in proceeds from HUD insured financing on two skilled nursing facilities to repay Real Estate Bridge Loan indebtedness.  In the six months ended June 30, 2016, we used $54.2 million of the proceeds from the sale of 18 assisted living facilities in Kansas and $72.0 million from the sale of our hospice and home care business to repay long-term debt.  In the six months ended June 30, 2016, we used the proceeds of $53.9 million of newly issued mortgage debt to purchase skilled nursing facilities.  In the six months ended June 30, 2016, we used $129.1 million of proceeds from HUD insured financing on 18 skilled nursing facilities to repay Real Estate Bridge Loan indebtedness.  The remaining net reduction in the use of cash of $6.0 million in the six months ended June 30, 2017 compared with the same period in 2016 is principally due to scheduled debt repayments, debt issuance costs, distributions to noncontrolling interests and proceeds from tenant improvement draws in the 2017 period exceeding similar financing activities in the 2016 period.

Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our Revolving Credit Facilities.

The objectives of our capital planning strategy are to ensure we maintain adequate liquidity and flexibility. Pursuing and achieving those objectives allows us to support the execution of our operating and strategic plans and weather temporary disruptions in the capital markets and general business environment.  Maintaining adequate liquidity is a function of our results of operations, unrestricted cash and cash equivalents and our available borrowing capacity.

At June 30, 2017, we had cash and cash equivalents of $64.7 million and available borrowings under our Revolving Credit Facilities of $44.0 million, after taking into account $55.4 million of letters of credit drawn against our Revolving Credit Facilities. During the six months ended June 30, 2017, we maintained liquidity sufficient to meet our working capital, capital expenditure and development activities and we believe we will continue to meet those needs for at least the subsequent twelve-month period.

Financing Activities

We are progressing on our near-term capital strengthening priorities to refinance our Real Estate Bridge Loans with lower cost and longer maturity HUD insured loans or other permanent financing and to reduce our overall indebtedness through a combination of non-strategic asset sale proceeds and free cash flow.

During the six months ended June 30, 2017, we completed two mortgage refinancings through HUD totaling $17.5 million. Since the Combination, we have repaid or refinanced $231.4 million of Real Estate Bridge Loans with $299.4 million remaining outstanding at June 30, 2017.

In April 2017, we entered into a strategic dining and nutrition partnership to further leverage our national platforms, process expertise and technology.  The relationship, which is expected to be accretive to us, will provide additional liquidity, cost efficiency and enhanced operational performance.

Divestiture of Non-Strategic Facilities

Consistent with our strategy to divest assets in non-strategic markets, we have exited the inpatient operations of 27 skilled nursing facilities in nine states, including:

•	The sale of one skilled nursing facility located in Colorado on July 10, 2017 that was subject to a master lease agreement with Sabra as noted in Lease Amendments below.
•

The sale of one skilled nursing facility located in North Carolina on June 1, 2017. The skilled nursing facility was subject to a master lease agreement and had annual revenue of $6.4 million and pre-tax net loss of $1.0 million.  A loss was recognized totaling $0.5 million.

•

The sale of 18 skilled nursing facilities (16 owned and 2 leased) in the states of Kansas, Missouri, Nebraska and Iowa on April 1, 2017.  The transaction marks an exit from the inpatient business in these states.  The 18 facilities generated annual revenue of $110.1 million, pre-tax net loss of $10.7 million and had total assets of $91.6 million.  Sale proceeds of $80 million, net of transaction costs, was principally used to repay indebtedness of the skilled nursing facilities.  A loss was recognized totaling $6.4 million.  One of the leased skilled nursing facilities was subleased to a new operator resulting in a loss associated with a cease use asset of $4.1 million.

•

The sale of four skilled nursing facilities located in Massachusetts that were subject to a master lease agreement and divested on March 14, 2017.  These facilities, along with two other facilities that were divested previously and subleased to a third-party operator, were sold and terminated from the master lease resulting in an annual rent credit of $1.2 million.  The master lease termination resulted in a capital lease net asset and obligation write-down of $14.9 million.  A loss was recognized totaling $1.4 million.

•

The sale of one skilled nursing facility located in Tennessee on April 1, 2017 that was subject to a master lease agreement with Sabra as noted in Lease Amendments below.  A loss was recognized totaling $0.7 million.

•	The sale of two skilled nursing facilities located in Georgia on February 1, 2017 at the expiration of their respective lease terms. A loss was recognized totaling $0.5 million.

We expect to divest an additional 10 underperforming assets or assets in non-strategic markets through early calendar 2018.

Lease Amendments

On July 29, 2016, we entered into a memorandum of understanding with Sabra, later amended on February 20, 2017, outlining the terms of a restructuring to our master lease agreements.  The significant features of the restructuring include (i) the application of a 7.5% credit against current rent from the proceeds of certain asset sales with any residual rent related to assets sold continuing to be paid by us through our current terms, which expire in 2020 and 2021; (ii) the reallocation of rents among certain of the master leases in order to establish market based lease coverages, with any excess rent above market lease coverage scheduled to expire in 2020 and 2021; and (iii) extensions of two to four years to the termination dates of certain master leases, which after 2020 and 2021 are estimated to be more reflective of market-based lease coverages.  Based upon the estimated sale proceeds of certain assets and the excess rent associated with the rent reallocation, we project the annual rent reduction by 2021 to be between $11 million and $13 million.  On April 1, 2017, the master lease agreements were amended to reflect the features noted above.

 Financial Covenants

The Revolving Credit Facilities, the Term Loan Agreement and the Welltower Bridge Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a springing minimum fixed charge coverage ratio tied to minimum liquidity and maximum capital expenditures.  At June 30, 2017, we are in compliance with all covenants contained in the Credit Facilities.

We have master lease agreements with Welltower, Sabra, Omega and Second Spring (collectively, the Master Lease Agreements).  Our Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity.  At June 30, 2017, we are in compliance with all covenants contained in the Master Lease Agreements.

At June 30, 2017, we have a master lease agreement with CBYW involving 28 of our facilities.  We did not meet certain financial covenants contained in this master lease agreement at June 30, 2017.  We received a waiver for this covenant breach through August 9, 2018.  We continue to work with CBYW to amend this lease and the related financial covenants.

At June 30, 2017, we did not meet certain financial covenants contained in three leases related to 26 of our facilities.  We are and expect to continue to be current in the timely payment of our obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of our other loan or lease agreements.  We will continue to work with the related credit parties to amend such leases and the related financial covenants.  We do not believe the breach of such financial covenants at June 30, 2017 will have a material adverse impact on us.

Although we are in compliance and project to be in compliance with the covenants contained in our material debt and lease agreements through August 9, 2018, at a minimum, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on our ability to remain in compliance with our covenants.  Such uncertainty includes changes in reimbursement patterns, patient admission patterns, bundled payment arrangements, as well as potential changes to the Affordable Care Act currently being considered in Congress, among others.

There can be no assurance that the confluence of these and other factors will not impede our ability to meet our debt and lease covenants in the future.  Management has considered these factors and has devised certain strategies that could be implemented to address the ramifications of these uncertainties.  Such strategies include, but are not limited to, cost containment measures and possible divestitures of less profitable facilities.  Failure to maintain compliance with financial covenants contained in our Credit Facilities or Master Lease Agreements or a failure to obtain timely and effective waivers with respect to a breach of such financial covenants could have a material adverse effect on our liquidity and financial condition.

Concentration of Credit Risk

We are exposed to the credit risk of our third-party customers, many of whom are in similar lines of business as us and are exposed to the same systemic industry risks of operations, as we, resulting in a concentration of risk.  These include organizations that utilize our rehabilitation services, staffing services and physician service offerings, engaged in similar business activities or having economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in regulatory and systemic industry conditions.

Management assesses its exposure to loss on accounts at the customer level.  The greatest concentration of risk exists in our rehabilitation services business where we have over 200 distinct customers, many being chain operators with more than one location.  The ten largest customers of our rehabilitation services business comprise approximately 80% of the outstanding receivables in that business.  An adverse event impacting the solvency of any one or several of these large customers resulting in their insolvency or other economic distress would have a material impact on us.  See discussion of customer receivership in Results of Operations.

Our business is subject to a number of other known and unknown risks and uncertainties, which are discussed in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 6, 2017 and in our Quarterly Reports on Form 10-Q.

Going Concern Considerations

The accompanying unaudited financial statements have been prepared on the basis we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern for 12 months following the date our financial statements were issued ( August 9, 2017 ). Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due before August 9, 2018.

In our assessment of our financial condition and liquidity as of June 30, 2017 and through the 12 month anniversary of the filing of this Quarterly Report on Form 10-Q, our debt and lease covenant compliance were considered.  Our ability to maintain compliance with our debt and lease covenants depends in part on factors outside the control of management.  Should we fail to comply with our debt covenants at a future measurement date, we could, absent necessary and timely waivers and/or amendments, be in default under certain of its existing agreements.  To the extent any cross-default provisions may apply, the default could have an even more significant impact on our financial position.  See Note 7 – “Long-term Debt – Debt Covenants” and Note 8 – “Leases and Lease Commitments – Lease Covenants.”

Off Balance Sheet Arrangements

We had outstanding letters of credit of $55.4 million under our letter of credit sub-facility on our Revolving Credit Facilities as of June 30, 2017.  These letters of credit are principally pledged to landlords and insurance carriers as collateral.  We are not involved in any other off-balance-sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table sets forth our contractual obligations, including principal and interest, but excluding non-cash amortization of discounts or premiums and debt issuance costs established on these instruments, as of June 30, 2017 (in thousands).

					More than
	Total	1 Yr.	2-3 Yrs.	4-5 Yrs.	5 Yrs.
Revolving credit facilities	$421,363	$24,950	$396,413	$—	$—
Term loan agreement	171,435	17,579	37,550	116,306	—
Real estate bridge loans	440,000	30,238	72,009	337,753	—
HUD insured loans	405,138	13,147	26,451	26,451	339,089
Notes payable	107,211	2,373	5,217	99,621	—
Mortgages and other secured debt (recourse)	13,493	1,107	11,285	1,101	—
Mortgages and other secured debt (non-recourse)	32,039	13,422	2,617	2,617	13,383
Financing obligations	9,412,856	273,340	564,934	585,022	7,989,560
Capital lease obligations	3,461,459	90,977	186,898	191,668	2,991,916
Operating lease obligations	923,918	142,049	278,351	253,990	249,528
	$15,388,912	$609,182	$1,581,725	$1,614,529	$11,583,476

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

Interest Rate Exposure—Interest Rate Risk Management

Our Term Loan Facility, Real Estate Bridge Loans and Revolving Credit Facilities expose us to variability in interest payments due to changes in interest rates.  As of June 30, 2017, there is no derivative financial instrument in place to limit that exposure.

A 1% increase in the applicable interest rate on our variable-rate debt would result in an approximately $5.3 million increase in our annual interest expense.

Our investments in marketable securities as of June 30, 2017 consisted of investment grade government and corporate debt securities and money market funds that have maturities of five years or less. These investments expose us to investment income risk, which is affected by changes in the general level of U.S. and international interest rates and securities markets risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Interest rates are near historic lows, with a risk of interest rates increasing before our current investments mature.  While we have the ability and intent to hold our investments to maturity today, rising interest rates could impact our ability to liquidate our investments for a profit and could adversely affect the cost of replacing those investments at the time of maturity with investment of similar return and risk profile.  Despite the complex nature of exposure to the securities markets, given the low risk profile, we do not believe a 1% increase in interest rates alone would have a material impact on our net investment income returns.

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

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes or additions to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 6, 2017.

We are exposed to the credit and non-payment risk of our contracted customer relationships, including as a result from bankruptcy, receivership, liquidation, reorganization or insolvency, especially during times of systemic industry pressures, economic conditions, regulatory uncertainty and tight credit markets, which could result in material losses.

Deterioration in the financial condition of our customer relationships due to systemic industry pressures, economic conditions, regulatory uncertainty and tight credit markets may result in a reduction in services provided, an inability to collect receivables and payment delays or losses due to a customer’s bankruptcy, receivership, liquidation, reorganization or insolvency. Such actions could result in our customers seeking to cancel or renegotiate the terms of current agreements or renewals, and failure to meet contractual obligations.  Although our bad debt experience has been historically low, our inability to collect receivables may increase the amounts of our expense against our bad debt reserve, decreasing profitability and liquidity.

We provide rehabilitation therapy services and other healthcare related services to numerous customers of varying size and significance on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency and credit limits, as well as prevailing terms with customers having similar characteristics.  Despite an initial credit assessment, customers deemed creditworthy may experience an undetected decline in their financial condition while contracting with us.  Our rehabilitation therapy services segment, in particular, has several significant contracts with national skilled nursing home chains that increases our exposure to potential material losses.  Even when existing contract customers exhibit factors indicating negative credit trends, it can be costly to implement measures to reduce our exposure to those customers.    Challenging systemic industry pressures, economic conditions, regulatory uncertainty and tight credit markets may impair the ability of our customers to pay for services that have been provided by us, and as a result, our reserves for doubtful accounts and write-off of accounts receivable could increase. Our exposure to credit risks may increase if such unpaid balances serve as collateral under our Revolving Credit Facilities and we have drawn funds thereunder.  If one or more of these customers delay payments or default on credit extended to them, it could adversely impact our business, financial condition, operating results and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item  5. Other Information

As previously reported in the proxy statement for our 2017 Annual Meeting of Stockholders (the 2017 Meeting), the Board recommended that stockholders vote, on an advisory (non-binding) basis, in favor of annual future “say-on-pay” votes. Say-on-pay votes are periodic advisory (non-binding) stockholder votes to approve the compensation paid to our named executive officers. At the 2017 Meeting, a majority of the shares cast on the matter voted in favor of an annual frequency for say-on-pay votes, and these results were timely reported in our Current Report on Form 8-K, filed with the SEC on June 12, 2017.

The Board has considered the appropriate frequency of future say-on-pay votes.  Among other factors, the Board considered the voting results at the 2017 Meeting with respect to the non-binding advisory vote regarding the frequency of future say-on-pay votes. The Board has determined that future say-on-pay votes will be submitted to our stockholders on an annual basis until the next required non-binding advisory vote on the frequency of say-on-pay votes. We are required to hold advisory votes on the frequency of say-on-pay votes at least every six calendar years.

Item 6. Exhibits

(a)Exhibits.

Number	Description

10.1

Amendment No. 7 dated as of May 5, 2017 to that certain Third Amended and Restated Credit Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and Healthcare Financial Solutions, LLC, as administrative agent.

10.2

Amendment No. 2 dated as of May 5, 2017 to Term Loan Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, GEN Operations I, LLC and GEN Operations II, LLC as borrowers, HCRI Tucson Properties, Inc. and OHI Mezz Lender, LLC as the initial lenders and Welltower Inc. as the administrative agent and collateral agent.

10.3	Amendment No. 1 dated May 5, 2017 to Twentieth Amended and Restated Master Lease Agreement, dated January 31, 2017, between FC-GEN Real Estate, LLC and Genesis Operations LLC.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS HEALTHCARE, INC.

Date:	August 9, 2017	By	/S/ GEORGE V. HAGER, JR.
George V. Hager, Jr.
Chief Executive Officer

Date:	August 9, 2017	By	/S/ THOMAS DIVITTORIO
Thomas DiVittorio
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Number	Description

10.1

Amendment No. 7 dated as of May 5, 2017 to that certain Third Amended and Restated Credit Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and Healthcare Financial Solutions, LLC, as administrative agent.

10.2

Amendment No. 2 dated as of May 5, 2017 to Term Loan Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, GEN Operations I, LLC and GEN Operations II, LLC as borrowers, HCRI Tucson Properties, Inc. and OHI Mezz Lender, LLC as the initial lenders and Welltower Inc. as the administrative agent and collateral agent.

10.3	Amendment No. 1 dated May 5, 2017 to Twentieth Amended and Restated Master Lease Agreement, dated January 31, 2017, between FC-GEN Real Estate, LLC and Genesis Operations LLC.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended