Form 10-Q
period 2017-09-30
Genesis Healthcare, Inc.
filed 2017-11-08
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017.

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on November 7, 2017, was:

Class A common stock, $0.001 par value – 94,100,738 shares

Class B common stock, $0.001 par value –      744,396 shares

Class C common stock, $0.001 par value – 61,561,393 shares

Genesis Healthcare, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	September 30,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$50,591	$51,408
Restricted cash and investments in marketable securities	43,965	43,555
Accounts receivable, net of allowances for doubtful accounts of $267,321 and $218,383 at September 30, 2017 and December 31, 2016, respectively	774,052	832,109
Prepaid expenses	83,878	64,218
Other current assets	46,306	63,641
Assets held for sale	—	4,056
Total current assets	998,792	1,058,987
Property and equipment, net of accumulated depreciation of $881,049 and $807,776 at September 30, 2017 and December 31, 2016, respectively	3,470,946	3,765,393
Restricted cash and investments in marketable securities	96,411	112,471
Other long-term assets	122,144	137,602
Deferred income taxes	5,754	6,107
Identifiable intangible assets, net of accumulated amortization of $84,073 and $91,155 at September 30, 2017 and December 31, 2016, respectively	147,239	175,566
Goodwill	85,642	440,712
Assets held for sale	—	82,363
Total assets	$4,926,928	$5,779,201
Liabilities and Stockholders' Deficit:
Current liabilities:
Current installments of long-term debt	$851,344	$24,594
Capital lease obligations	949,050	1,886
Financing obligations	2,908,020	1,613
Accounts payable	241,145	258,616
Accrued expenses	220,376	215,457
Accrued compensation	163,727	181,841
Self-insurance reserves	168,933	172,565
Current portion of liabilities held for sale	—	988
Total current liabilities	5,502,595	857,560
Long-term debt	284,014	1,146,550
Capital lease obligations	45,974	997,340
Financing obligations	8,711	2,867,534
Deferred income taxes	25,725	22,354
Self-insurance reserves	454,774	445,559
Liabilities held for sale	—	69,057
Other long-term liabilities	133,854	103,435
Commitments and contingencies
Stockholders’ deficit:
Class A common stock, (par $0.001, 1,000,000,000 shares authorized, issued and outstanding - 93,976,674 and 75,187,388 at September 30, 2017 and December 31, 2016, respectively)	94	75
Class B common stock, (par $0.001, 20,000,000 shares authorized, issued and outstanding - 744,396 and 15,495,019 at September 30, 2017 and December 31, 2016, respectively)	1	16
Class C common stock, (par $0.001, 150,000,000 shares authorized, issued and outstanding - 61,600,511 and 63,849,380 at September 30, 2017 and December 31, 2016, respectively)	61	64
Additional paid-in-capital	296,378	305,358
Accumulated deficit	(1,285,356)	(795,615)
Accumulated other comprehensive loss	(134)	(221)
Total stockholders’ deficit before noncontrolling interests	(988,956)	(490,323)
Noncontrolling interests	(539,763)	(239,865)
Total stockholders' deficit	(1,528,719)	(730,188)
Total liabilities and stockholders’ deficit	$4,926,928	$5,779,201

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net revenues	$1,315,452	$1,418,994	$4,045,860	$4,329,570
Salaries, wages and benefits	739,404	834,414	2,303,300	2,534,824
Other operating expenses	375,587	350,828	1,090,139	1,062,086
General and administrative costs	40,732	46,545	127,041	139,999
Provision for losses on accounts receivable	25,187	25,602	72,700	81,776
Lease expense	38,670	35,512	113,004	109,796
Depreciation and amortization expense	59,390	61,104	183,986	190,822
Interest expense	124,431	131,812	373,473	400,853
Loss on early extinguishment of debt	—	15,363	2,301	15,830
Investment income	(1,596)	(934)	(4,097)	(2,073)
Other loss (income)	2,379	(5,173)	15,602	(48,084)
Transaction costs	1,056	3,057	7,862	9,804
Customer receivership	297	—	35,864	—
Long-lived asset impairments	163,364	—	163,364	—
Goodwill and identifiable intangible asset impairments	360,046	—	360,046	—
Skilled Healthcare and other loss contingency expense	—	—	—	15,192
Equity in net income of unconsolidated affiliates	(69)	(893)	(291)	(2,153)
Loss before income tax expense (benefit)	(613,426)	(78,243)	(798,434)	(179,102)
Income tax expense (benefit)	1,596	(25,888)	5,683	(19,738)
Loss from continuing operations	(615,022)	(52,355)	(804,117)	(159,364)
Loss from discontinued operations, net of taxes	(2)	(24)	(70)	(1)
Net loss	(615,024)	(52,379)	(804,187)	(159,365)
Less net loss attributable to noncontrolling interests	241,200	31,921	314,446	72,895
Net loss attributable to Genesis Healthcare, Inc.	$(373,824)	$(20,458)	$(489,741)	$(86,470)
Loss per common share:
Basic and diluted:
Weighted-average shares outstanding for loss from continuing operations per share	94,940	90,226	93,376	89,617
Net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(3.94)	$(0.23)	$(5.24)	$(0.96)
Loss from discontinued operations, net of taxes	(0.00)	(0.00)	(0.00)	(0.00)
Net loss attributable to Genesis Healthcare, Inc.	$(3.94)	$(0.23)	$(5.24)	$(0.96)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net loss	$(615,024)	$(52,379)	$(804,187)	$(159,365)
Net unrealized gain (loss) on marketable securities, net of tax	134	(298)	160	730
Comprehensive loss	(614,890)	(52,677)	(804,027)	(158,635)
Less: comprehensive loss attributable to noncontrolling interests	241,147	31,921	314,373	72,464
Comprehensive loss attributable to Genesis Healthcare, Inc.	$(373,743)	$(20,756)	$(489,654)	$(86,171)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(804,187)	$(159,365)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash interest and leasing arrangements, net	51,049	70,228
Other non-cash charges and gains, net	15,602	(48,084)
Share based compensation	7,206	6,759
Depreciation and amortization	183,986	190,822
Provision for losses on accounts receivable	72,700	81,776
Equity in net income of unconsolidated affiliates	(291)	(2,153)
Provision for deferred taxes	3,658	(21,957)
Customer receivership	35,864	—
Long-lived asset impairments	163,364	—
Goodwill and identifiable intangible asset impairments	360,046	—
Loss on early extinguishment of debt	2,301	12,714
Changes in assets and liabilities:
Accounts receivable	(52,572)	(136,383)
Accounts payable and other accrued expenses and other	28,632	40,945
Net cash provided by operating activities	67,358	35,302
Cash flows from investing activities:
Capital expenditures	(48,465)	(70,790)
Purchases of marketable securities	(22,671)	(38,845)
Proceeds on maturity or sale of marketable securities	46,210	53,014
Net change in restricted cash and equivalents	(4,497)	20,984
Purchases of inpatient assets, net of cash acquired	—	(108,299)
Sales of assets	79,307	149,398
Other, net	(484)	(4,500)
Net cash provided by investing activities	49,400	962
Cash flows from financing activities:
Borrowings under revolving credit facility	478,000	662,000
Repayments under revolving credit facility	(509,650)	(611,000)
Proceeds from issuance of long-term debt	23,872	354,137
Proceeds from tenant improvement draws under lease arrangements	6,083	1,157
Repayment of long-term debt	(109,798)	(436,923)
Debt issuance costs	(4,402)	(12,441)
Distributions to noncontrolling interests and stockholders	(1,680)	(897)
Net cash used in financing activities	(117,575)	(43,967)
Net decrease in cash and cash equivalents	(817)	(7,703)
Cash and cash equivalents:
Beginning of period	51,408	61,543
End of period	$50,591	$53,840
Supplemental cash flow information:
Interest paid	$325,229	$333,509
Net taxes refunded	(1,810)	(9,777)
Non-cash investing and financing activities:
Capital leases	$(14,909)	$(49,622)
Financing obligations	18,279	28,933

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

Effective December 1, 2012, FC-GEN completed the acquisition of Sun Healthcare Group, Inc. (Sun Healthcare) and its subsidiaries.

Description of Business

Genesis Healthcare, Inc. is a healthcare services company that through its subsidiaries (collectively, the Company or Genesis) owns and operates skilled nursing facilities, assisted/senior living facilities and a rehabilitation therapy business.  The Company has an administrative services company that provides a full complement of administrative and consultative services that allows its affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. At September 30, 2017, the Company provides inpatient services through 472 skilled nursing, assisted/senior living and behavioral health centers located in 30 states.  Revenues of the Company’s owned, leased and otherwise consolidated inpatient businesses constitute approximately 86% of its revenues.

The Company provides a range of rehabilitation therapy services, including speech pathology, physical therapy, occupational therapy and respiratory therapy.  These services are provided by rehabilitation therapists and assistants employed or contracted at substantially all of the centers operated by the Company, as well as by contract to healthcare facilities operated by others.  Recently the Company has expanded its delivery model for providing rehabilitation services to community-based and at-home settings, as well as internationally in China.  After the elimination of intercompany revenues, the rehabilitation therapy services business constitutes approximately 11% of the Company’s revenues.

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

The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

assessment of power and economics that considers which entity has the power to direct the activities that “most significantly impact” the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's composition of variable interest entities was not material at September 30, 2017.

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

Certain prior year disclosure amounts have been reclassified to conform to current period presentation.

Going Concern Considerations

The accompanying unaudited financial statements have been prepared on the basis the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date the Company’s financial statements were issued (November 8, 2017). Management considered the recent results of operations as well as the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before November 8, 2018.

The Company’s results of operations have been negatively impacted by the persistent pressure of healthcare reforms enacted in recent years.  This challenging operating environment has been most acute in the Company’s inpatient segment, but also has had a detrimental effect on the Company’s rehabilitation therapy segment and its customers.  In recent years, the Company has implemented a number of cost mitigation strategies to offset the negative financial implications of this challenging operating environment.  These strategies have been successful in recent years, however, the negative impact of continued reductions in skilled patient admissions, shortening lengths of stay, escalating wage inflation and professional liability losses, combined with the increased cost of capital through escalating lease payments accelerated in the third quarter of 2017.  These factors caused the Company to be unable to comply with certain financial covenants at September 30, 2017 under the Revolving Credit Facilities, the Term Loans, the Welltower Bridge Loans and the Master Lease Agreements and other agreements.   The Company has received waivers from the parties to the Term Loans, the Welltower Bridge Loans and the Master Lease Agreements at September 30, 2017.  The Company is engaged in discussions with its counterparties to the Revolving Credit Facilities to secure a 90-day forbearance agreement through late January 2018.

The Company’s ability to service its financial obligations, in addition to its ability to comply with the financial and restrictive covenants contained in the major agreements and other agreements, is dependent upon, among other things, its ability to attain a sustainable capital structure and its future performance which is subject to financial, economic, competitive, regulatory and other factors.  Many of these factors are beyond the Company’s control.  As currently structured, it is unlikely that the Company will be able to generate sufficient cash flow to cover required financial obligations, including its rent obligations, its debt service obligations and other obligations due to third parties.

The Company and its counterparties to the Restructuring Plans, as defined in Note 16 – “Subsequent Events – Restructuring Plans,” have entered into these preliminary and non-binding agreements in an effort to attain a sustainable capital structure for the Company.  The Company believes that it is in the best interest of all creditors to grant necessary

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

waivers or reach negotiated settlements to enable the Company to continue as a going concern while it works with its counterparties to the Restructuring Plans to strengthen significantly its capital structure.  However, there can be no assurance that timely and adequate waivers will be received in future periods or such settlements reached.  If future defaults are not cured within applicable cure periods, if any, and if waivers or other forms of relief are not timely obtained, the defaults can cause acceleration of the Company’s financial obligations under certain of its agreements, which the Company may not be in a position to satisfy.  Accordingly, the Company has classified the obligations of the effected agreements as current liabilities in its consolidated balance sheets as of September 30, 2017.

In the event of a failure to obtain necessary and timely waivers or otherwise achieve the fixed charge reductions contained in the Restructuring Plans, the Company may be forced to seek reorganization under the U.S. Bankruptcy Code.  See Part II. Item 1A, “Risk Factors.”

The existence of these factors raises substantial doubt about the Company’s ability to continue as a going concern.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which serves to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The adoption of ASU 2017-04 is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company adopted ASU 2017-04 when it performed its annual goodwill impairment test at September 30, 2017.  The adoption of ASU 2017-04 eliminated Step 2 of the goodwill impairment test.  See Note 15 – “Asset Impairment Charges.”

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which serves to supersede most existing revenue recognition guidance, including guidance specific to the healthcare industry.  The FASB later issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations, in March 2016, ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing, in April 2016, ASU 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients, in May 2016, and ASU 2016-20,

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, in December 2016, all of which further clarified aspects of Topic 606. The standard provides a principles-based framework for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU will be effective for annual and interim reporting periods beginning after December 15, 2017.  The standard may be applied retrospectively to each period presented (full retrospective method) or retrospectively with the cumulative effect recognized in beginning retained earnings as of the date of adoption (modified retrospective method). The Company will adopt the requirements of this standard effective January 1, 2018 using the modified retrospective method.  A cross-functional implementation team has been established consisting of representatives from all of our operating segments. The implementation team is working to analyze the impact of the standard on the Company’s contract portfolio by reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to revenue contracts. In addition, the Company is in the process of identifying and implementing the appropriate changes to business processes and controls to support recognition and disclosure under the new standard.  The Company expects to apply the portfolio approach practical expedient and is in the process of reviewing its revenue sources and evaluating the appropriate distribution of patient accounts into portfolios with similar collection experience that, when evaluated for collectibility, will result in a materially consistent revenue amount for such portfolios as if each patient account was evaluated on an individual contract basis. The Company is also evaluating the existence of variable consideration in the form of various reimbursement programs, such as bundled payment initiatives, which could have an impact on the revenue recognized.  The Company expects that the adoption of the new standard will impact amounts presented in certain categories on its consolidated statements of operations, as upon adoption, certain amounts currently classified as bad debt expense may be reflected as implicit price concessions, and therefore an adjustment to net revenues. The Company is still evaluating the impact of the standard on its consolidated financial position, results of operations and cash flows.  The Company is actively monitoring various industry publications, which continue to evolve.  As such, any conclusions reached in the final industry guidance that are inconsistent with the Company's current assessment could result in revisions to the Company's expectations regarding the new standard’s impact on its consolidated financial statements.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

(2)   Certain Significant Risks and Uncertainties

Revenue Sources

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care facilities that utilize its rehabilitation therapy and other services.  The Company’s inpatient services segment derives approximately 79% of its revenue from Medicare and various state Medicaid programs.  The following table depicts the Company’s inpatient services segment revenue by source for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Medicare	22%	24%	23%	25%
Medicaid	57%	55%	56%	54%
Insurance	12%	11%	12%	11%
Private and other	9%	10%	9%	10%
Total	100%	100%	100%	100%

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

It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or other governmental initiatives on the Company’s business and the business of the customers served by the Company’s rehabilitation therapy business.  The potential impact of reforms to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, is uncertain at this time.  Also, initiatives among managed care payors, conveners and referring acute care hospital systems to reduce lengths of stay and avoidable hospital admissions and to divert referrals to home health or other community-based care settings could have a continuing adverse impact on the Company’s business. Accordingly, there can be no assurance that the impact of any future healthcare legislation, regulation or actions by participants in the health care continuum will not adversely affect the Company’s business.  There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs.  The Company’s financial condition and results of operations are and will continue to be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

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

Concentration of Credit Risk

The Company is exposed to the credit risk of its third-party customers, many of whom are in similar lines of business as the Company and are exposed to the same systemic industry risks of operations as the Company, resulting in a concentration of risk.  These include organizations that utilize the Company’s rehabilitation services, staffing services and physician service offerings, engaged in similar business activities or having economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in regulatory and systemic industry conditions.

Management assesses its exposure to loss on accounts at the customer level.  The greatest concentration of risk exists in the Company’s rehabilitation services business where it has over 200 distinct customers, many being chain operators with more than one location.  The four largest customers of the Company’s rehabilitation services business comprise $108.7 million, approximately 67%, of the outstanding contract receivables in the rehabilitation services business at September 30, 2017.  One customer, which is a related party of the Company, comprises $83.2 million, approximately 52%, of the outstanding contract receivables in the rehabilitation services business at September 30, 2017.  See Note 14 – “Related Party Transactions.”    An adverse event impacting the solvency of any one or several of these large customers resulting in their insolvency or other economic distress would have a material impact on the Company.

In July 2017, a significant customer of the Company’s rehabilitation therapy services business filed for receivership. This customer operated 65 skilled nursing facilities in six states at the time of the filing.  The Company has recorded a $35.6 million non-cash impairment charge in the nine months ended September 30, 2017 and separately classified the charge in the line item “customer receivership” in the unaudited consolidated statements of operations.  In

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the three and nine months ended September 30, 2017, the Company recognized revenues of $8.8 million and $27.6 million, respectively, for the customer in receivership compared to $9.5 million and $29.8 million, respectively, for the same periods in the prior year.  In the three and nine months ended September 30, 2017, the Company recognized income from continuing operations of $1.2 million and $4.2 million, respectively, for the customer in receivership compared to $1.4 million and $5.1 million, respectively, for the same periods in the prior year.

In September 2017, another customer of the Company’s rehabilitation services business filed for receivership.  The Company, however, only provided services to one of the skilled nursing facilities included in the receivership filing.  The Company recorded a non-cash customer receivership charge of $0.3 million in the three months ended September 30, 2017.

The Company’s business is subject to a number of other known and unknown risks and uncertainties, which are discussed in Part II. Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 6, 2017, and in the Company’s Quarterly Reports on Form 10-Q, including the risk factors discussed herein in Part II. Item 1A.

(3)   Significant Transactions and Events

Skilled Nursing Facility Divestitures

The Company divested or closed 28 skilled nursing facilities in the nine months ended September 30, 2017.

One skilled nursing facility located in California was closed on September 28, 2017. The skilled nursing facility remains subject to a master lease agreement and had annual revenue of $6.9 million and pre-tax net loss of $1.6 million.  The Company recognized a loss of $0.5 million.

One skilled nursing facility located in Colorado was divested on July 10, 2017. The skilled nursing facility was subject to a master lease agreement and had annual revenue of $5.7 million and pre-tax net loss of $2.2 million.  The Company recognized a loss of $0.5 million.

One skilled nursing facility located in North Carolina was divested on June 1, 2017. The skilled nursing facility was subject to a master lease agreement and had annual revenue of $6.4 million and pre-tax net loss of $1.0 million.  The Company recognized a loss of $0.5 million.

Eighteen skilled nursing facilities (16 owned and 2 leased) located in Kansas, Missouri, Nebraska and Iowa were divested on April 1, 2017.  The 18 skilled nursing facilities had annual revenue of $110.1 million, pre-tax net loss of $10.7 million and total assets of $91.6 million.  Sale proceeds of approximately $80 million, net of transaction costs, were used principally to repay the indebtedness of the skilled nursing facilities.  The Company recognized a loss of $6.3 million, which is included in other loss (income) on the consolidated statements of operations.  The 16 owned skilled nursing facilities qualified and were presented as assets held for sale at December 31, 2016.  One of the leased skilled nursing facilities was subleased to a new operator resulting in a loss associated with a cease to use asset of $4.1 million.

One skilled nursing facility located in Tennessee was divested on April 1, 2017. The skilled nursing facility was subject to a master lease agreement and had annual revenue of $7.4 million and pre-tax net income of $0.5 million.  The Company recognized a loss of $0.7 million.

Four skilled nursing facilities located in Massachusetts were subject to a master lease agreement and were divested on March 14, 2017.  These facilities, along with two other facilities that were divested previously and subleased to a third-party operator, were sold and terminated from the master lease resulting in an annual rent credit of $1.2 million.  The master lease termination resulted in a capital lease net asset and obligation write-down of $14.9 million.  The four

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

skilled nursing facilities had annual revenue of $26.7 million and pre-tax net income of $1.2 million. The Company recognized a loss of $1.4 million.

Two skilled nursing facilities located in Georgia were divested on February 1, 2017 at the expiration of their respective lease terms.  The two skilled nursing facilities had annual revenue of $10.6 million and pre-tax net loss of $0.4 million.  The Company recognized a loss of $0.5 million.

Losses are presented in other loss (income) on the consolidated statements of operations.

HUD Financings

In the nine months ended September 30, 2017, the Company completed the financings of three skilled nursing facilities with the U.S. Department of Housing and Urban Development (HUD) insured loans.  The total loan amount of the three financings was $23.9 million.  Proceeds from the financings along with other cash on hand was used to partially pay down a Real Estate Bridge Loan by $25.1 million. See Note 8 – “Long-Term Debt – Real Estate Bridge Loans” and “Long-Term Debt  – HUD Insured Loans.”

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Loss from continuing operations	$(615,022)	$(52,355)	$(804,117)	$(159,364)
Less: Net loss attributable to noncontrolling interests	(241,200)	(31,921)	(314,446)	(72,895)
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(373,822)	$(20,434)	$(489,671)	$(86,469)
Loss from discontinued operations, net of taxes	(2)	(24)	(70)	(1)
Net loss attributable to Genesis Healthcare, Inc.	$(373,824)	$(20,458)	$(489,741)	$(86,470)
Denominator:
Weighted-average shares outstanding for basic and diluted net loss per share	94,940	90,226	93,376	89,617
Basic and diluted net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(3.94)	$(0.23)	$(5.24)	$(0.96)
Loss from discontinued operations, net of taxes	(0.00)	(0.00)	(0.00)	(0.00)
Net loss attributable to Genesis Healthcare, Inc.	$(3.94)	$(0.23)	$(5.24)	$(0.96)

The following were excluded from net loss attributable to Genesis Healthcare, Inc. and the weighted-average diluted shares computation for the three and nine months ended September 30, 2017 and 2016, as their inclusion would have been anti-dilutive (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
	Net loss		Net loss		Net loss		Net loss
	attributable to		attributable to		attributable to		attributable to
	Genesis	Anti-dilutive	Genesis	Anti-dilutive	Genesis	Anti-dilutive	Genesis	Anti-dilutive
	Healthcare, Inc.	shares	Healthcare, Inc.	shares	Healthcare, Inc.	shares	Healthcare, Inc.	shares
Exchange of restricted stock units of noncontrolling interests	$(242,806)	61,692	$(26,959)	64,391	$(319,784)	62,108	$(58,465)	64,437
Employee and director unvested restricted stock units	—	40	—	—	—	988	—	—
Convertible note	113	3,000	—	—	335	3,000	—	—

The combined impact of the assumed conversion to common stock and related tax implications attributable to the noncontrolling interest, the grants under the 2015 Omnibus Equity Incentive Plan, and the convertible note are anti-dilutive to EPS because the Company is in a net loss position for the three and nine months ended September 30, 2017 and 2016. As of September 30, 2017, there were 61,600,511 units attributable to the noncontrolling interests outstanding.  In addition to the outstanding units attributable to the noncontrolling interests, the conversion of all of those units will result in the issuance of an incremental 10,726 shares of Class A common stock.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)Segment Information

The Company has three reportable operating segments: (i) inpatient services; (ii) rehabilitation therapy services; and (iii) other services.

A summary of the Company’s segmented revenues follows (in thousands, except percentages):

	Three months ended September 30,
	2017		2016		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$1,103,554	83.8%	$1,192,498	84.0%	$(88,944)	(7.5)%
Assisted/Senior living facilities	24,185	1.8%	29,423	2.1%	(5,238)	(17.8)%
Administration of third party facilities	2,266	0.2%	2,659	0.2%	(393)	(14.8)%
Elimination of administrative services	(370)	—%	(340)	—%	(30)	8.8%
Inpatient services, net	1,129,635	85.8%	1,224,240	86.3%	(94,605)	(7.7)%

Rehabilitation therapy services:
Total therapy services	244,471	18.6%	261,543	18.4%	(17,072)	(6.5)%
Elimination intersegment rehabilitation therapy services	(92,573)	(7.0)%	(101,156)	(7.1)%	8,583	(8.5)%
Third party rehabilitation therapy services	151,898	11.6%	160,387	11.3%	(8,489)	(5.3)%

Other services:
Total other services	42,901	3.3%	40,376	2.8%	2,525	6.3%
Elimination intersegment other services	(8,982)	(0.7)%	(6,009)	(0.4)%	(2,973)	49.5%
Third party other services	33,919	2.6%	34,367	2.4%	(448)	(1.3)%

Net revenues	$1,315,452	100.0%	$1,418,994	100.0%	$(103,542)	(7.3)%

	Nine months ended September 30,
	2017		2016		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$3,404,181	84.0%	$3,595,258	82.9%	$(191,077)	(5.3)%
Assisted/Senior living facilities	72,262	1.8%	90,772	2.1%	(18,510)	(20.4)%
Administration of third party facilities	6,841	0.2%	8,608	0.2%	(1,767)	(20.5)%
Elimination of administrative services	(1,139)	—%	(1,077)	—%	(62)	5.8%
Inpatient services, net	3,482,145	86.0%	3,693,561	85.2%	(211,416)	(5.7)%

Rehabilitation therapy services:
Total therapy services	743,605	18.4%	821,704	19.1%	(78,099)	(9.5)%
Elimination intersegment rehabilitation therapy services	(287,599)	(7.1)%	(311,060)	(7.2)%	23,461	(7.5)%
Third party rehabilitation therapy services	456,006	11.3%	510,644	11.9%	(54,638)	(10.7)%

Other services:
Total other services	133,168	3.3%	142,336	3.3%	(9,168)	(6.4)%
Elimination intersegment other services	(25,459)	(0.6)%	(16,971)	(0.4)%	(8,488)	50.0%
Third party other services	107,709	2.7%	125,365	2.9%	(17,656)	(14.1)%

Net revenues	$4,045,860	100.0%	$4,329,570	100.0%	$(283,710)	(6.6)%

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Company’s unaudited condensed consolidated statement of operations follows (in thousands):

	Three months ended September 30, 2017
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,130,005	$244,471	$42,778	$123	$(101,925)	$1,315,452
Salaries, wages and benefits	507,075	205,232	27,097	—	—	739,404
Other operating expenses	442,816	19,455	15,242	—	(101,926)	375,587
General and administrative costs	—	—	—	40,732	—	40,732
Provision for losses on accounts receivable	22,078	1,974	447	688	—	25,187
Lease expense	37,895	(14)	302	487	—	38,670
Depreciation and amortization expense	51,666	3,497	167	4,060	—	59,390
Interest expense	103,306	14	9	21,102	—	124,431
Investment income	—	—	—	(1,596)	—	(1,596)
Other loss	2,379	—	—	—	—	2,379
Transaction costs	—	—	—	1,056	—	1,056
Customer receivership	—	297	—	—	—	297
Long-lived asset impairments	161,483	1,881	—	—	—	163,364
Goodwill and identifiable intangible asset impairments	360,046	—	—	—	—	360,046
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(571)	502	(69)
(Loss) income before income tax benefit	(558,739)	12,135	(486)	(65,835)	(501)	(613,426)
Income tax expense	—	—	—	1,596	—	1,596
(Loss) income from continuing operations	$(558,739)	$12,135	$(486)	$(67,431)	$(501)	$(615,022)

	Three months ended September 30, 2016
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,224,580	$261,543	$40,226	$150	$(107,505)	$1,418,994
Salaries, wages and benefits	586,654	219,864	27,896	—	—	834,414
Other operating expenses	428,820	18,903	10,610	—	(107,505)	350,828
General and administrative costs	—	—	—	46,545	—	46,545
Provision for losses on accounts receivable	21,088	4,722	(161)	(47)	—	25,602
Lease expense	34,745	24	269	474	—	35,512
Depreciation and amortization expense	53,313	2,943	163	4,685	—	61,104
Interest expense	109,339	14	10	22,449	—	131,812
Loss on extinguishment of debt	—	—	—	15,363	—	15,363
Investment income	—	—	—	(934)	—	(934)
Other income	(4,991)	—	(182)	—	—	(5,173)
Transaction costs	—	—	—	3,057	—	3,057
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,608)	715	(893)
(Loss) income before income tax benefit	(4,388)	15,073	1,621	(89,834)	(715)	(78,243)
Income tax benefit	—	—	—	(25,888)	—	(25,888)
(Loss) income from continuing operations	$(4,388)	$15,073	$1,621	$(63,946)	$(715)	$(52,355)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine months ended September 30, 2017
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$3,483,284	$743,605	$132,718	$450	$(314,197)	$4,045,860
Salaries, wages and benefits	1,597,007	619,928	86,365	—	—	2,303,300
Other operating expenses	1,303,448	56,433	44,456	—	(314,198)	1,090,139
General and administrative costs	—	—	—	127,041	—	127,041
Provision for losses on accounts receivable	62,448	8,641	995	616	—	72,700
Lease expense	110,661	—	897	1,446	—	113,004
Depreciation and amortization expense	159,483	11,110	506	12,887	—	183,986
Interest expense	309,948	42	28	63,455	—	373,473
Loss on extinguishment of debt	—	—	—	2,301	—	2,301
Investment income	—	—	—	(4,097)	—	(4,097)
Other loss	15,112	732	—	(242)	—	15,602
Transaction costs	—	—	—	7,862	—	7,862
Customer receivership	—	35,864	—	—	—	35,864
Long-lived asset impairments	161,483	1,881	—	—	—	163,364
Goodwill and identifiable intangible asset impairments	360,046	—	—	—	—	360,046
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,702)	1,411	(291)
(Loss) income before income tax benefit	(596,352)	8,974	(529)	(209,117)	(1,410)	(798,434)
Income tax expense	—	—	—	5,683	—	5,683
(Loss) income from continuing operations	$(596,352)	$8,974	$(529)	$(214,800)	$(1,410)	$(804,117)

	Nine months ended September 30, 2016
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$3,694,638	$821,704	$141,970	$366	$(329,108)	$4,329,570
Salaries, wages and benefits	1,748,232	689,833	96,759	—	—	2,534,824
Other operating expenses	1,296,069	58,927	36,198	—	(329,108)	1,062,086
General and administrative costs	—	—	—	139,999	—	139,999
Provision for losses on accounts receivable	68,757	12,165	993	(139)	—	81,776
Lease expense	107,047	71	1,209	1,469	—	109,796
Depreciation and amortization expense	167,208	9,137	805	13,672	—	190,822
Interest expense	328,385	43	30	72,395	—	400,853
Loss on extinguishment of debt	—	—	—	15,830	—	15,830
Investment income	—	—	—	(2,073)	—	(2,073)
Other income	(4,119)	—	(43,965)	—	—	(48,084)
Transaction costs	—	—	—	9,804	—	9,804
Skilled Healthcare and other loss contingency expense	—	—	—	15,192	—	15,192
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(3,894)	1,741	(2,153)
(Loss) income before income tax expense	(16,941)	51,528	49,941	(261,889)	(1,741)	(179,102)
Income tax benefit	—	—	—	(19,738)	—	(19,738)
(Loss) income from continuing operations	$(16,941)	$51,528	$49,941	$(242,151)	$(1,741)	$(159,364)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the segment assets as of September 30, 2017 compared to December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Inpatient services	$4,376,132	$5,194,811
Rehabilitation therapy services	411,195	454,723
Other services	52,236	67,348
Corporate and eliminations	87,365	62,319
Total assets	$4,926,928	$5,779,201

The following table presents segment goodwill as of September 30, 2017 compared to December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Inpatient services	$—	$355,070
Rehabilitation therapy services	73,814	73,814
Other services	11,828	11,828
Total goodwill	$85,642	$440,712

The Company conducted its annual goodwill impairment analysis as of September 30, 2017, resulting in an impairment charge of $351.5 million in the inpatient services segment.  See Note 15 – “Asset Impairment Charges – Goodwill.”  The divestiture of nine of the Company’s skilled nursing facilities and planned divestitures of seven other sklled nursing facilities resulted in a derecognition of goodwill in the nine months ended September 30, 2017, of $3.6 million in its inpatient services segment.  See Note 3 – “Significant Transactions and Events – Skilled Nursing Facility Divestitures.”

(6)Property and Equipment

Property and equipment consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Land, buildings and improvements	$604,985	$673,092
Capital lease land, buildings and improvements	745,245	818,273
Financing obligation land, buildings and improvements	2,522,415	2,584,178
Equipment, furniture and fixtures	456,990	447,767
Construction in progress	22,360	49,859
Gross property and equipment	4,351,995	4,573,169
Less: accumulated depreciation	(881,049)	(807,776)
Net property and equipment	$3,470,946	$3,765,393

In the nine months ended September 30, 2017, the Company amended one of its master lease agreements resulting in a net capital lease asset write-down of $14.9 million.   See Note 3 – “Significant Transactions and Events – Skilled Nursing Facility Divestitures.”  The write-down consisted of $55.6 million of gross capital lease asset included in the line description “Capital lease land, buildings and improvements” offset by $40.7 million of accumulated depreciation.

In the three and nine months ended September 30, 2017, the Company recognized an impairment charge of $163.4 million on its property and equipment.  See Note 15 – “Asset Impairment Charges - Long-Lived Assets with a Definite Useful Life.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7)   Goodwill and Identifiable Intangible Assets

The changes in the carrying value of goodwill are as follows (in thousands):

Total
Balance at December 31, 2016	$440,712

Goodwill disposal associated with inpatient divestitures	(3,600)
Goodwill impairment associated with inpatient segment	(351,470)
Balance at September 30, 2017	$85,642

The Company has no accumulated amortization of goodwill.

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.

The Company conducted its annual goodwill impairment analysis as of September 30, 2017, resulting in an impairment charge of $351.5 million in the inpatient services segment.  See Note 15 – “Asset Impairment Charges – Goodwill.”  The divestiture of nine of the Company’s skilled nursing facilities and planned divestitures of seven other sklled nursing facilities resulted in a derecognition of goodwill in the nine months ended September 30, 2017, of $3.6 million in its inpatient services segment.  See Note 3 – “Significant Transactions and Events – Skilled Nursing Facility Divestitures.”

Identifiable intangible assets consist of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	Weighted Average Remaining Life (Years)
Customer relationship assets, net of accumulated amortization of $52,667	$60,166	8
Favorable leases, net of accumulated amortization of $31,406	36,517	10
Trade names	50,556	Indefinite
Identifiable intangible assets	$147,239

	December 31, 2016	Weighted Average Remaining Life (Years)
Customer relationship assets, net of accumulated amortization of $43,862	$67,348	9
Management contracts, net of accumulated amortization of $17,872	14,651	2
Favorable leases, net of accumulated amortization of $29,421	43,011	10
Trade names	50,556	Indefinite
Identifiable intangible assets	$175,566

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

For the three months ended September 30, 2017 and 2016, the amortization expense related to customer relationship assets totaled $2.6 million and $2.6 million, respectively.  For the nine months ended September 30, 2017 and 2016, the amortization expense related to customer relationship assets totaled $7.7 million and $7.7 million, respectively.

For the three months ended September 30, 2017 and 2016, the amortization expense related to management contracts totaled $2.3 million and $2.3 million, respectively.  For the nine months ended September 30, 2017 and 2016, the amortization expense related to management contracts totaled $6.8 million and $6.8 million, respectively.

For the three months ended September 30, 2017 and 2016, the amortization expense related to favorable leases totaled $1.7 million and $2.0 million, respectively.  For the nine months ended September 30, 2017 and 2016, the amortization expense related to favorable leases totaled $5.3 million and $6.1 million, respectively.

Based upon amounts recorded at September 30, 2017, total estimated twelve months ended amortization expense of identifiable intangible assets will be $17.0 million in 2018, $16.7 million in 2019, $12.6 million in 2020, $11.1 million in 2021, and $7.2 million in 2022 and $32.1 million, thereafter.

Asset impairment charges for the three and nine months ended September 30, 2017, totaled $8.5 million.  The Company recorded a $7.3 million impairment of its management contract assets related to the expiration of and lack of a sustained, state sponsored replacement program for the Texas Minimum Payment Amount Program (MPAP).  The impairment is included in goodwill and identifiable intangible asset impairments on the consolidated statements of operations.  See Note 15 – “Asset Impairment Charges - Identifiable Intangible Assets with a Definite Useful Life – Management Contracts.”  The remaining $1.2 million pertains to the impairment on favorable lease assets associated with the underperforming properties.  The impairment is included in goodwill and identifiable intangible asset impairments on the consolidated statements of operations. See Note 15 – “Asset Impairment Charges – Identifiable Intangible Assets with a Definite Useful Life – Favorable Leases.”  For the three and nine months ended September 30, 2016, no impairment charges were recorded.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(8)   Long-Term Debt

Long-term debt at September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Revolving credit facilities, net of debt issuance costs of $9,952 at September 30, 2017 and $9,220 at December 31, 2016	$351,247	$383,630
Term loan agreement, net of debt issuance costs of $3,312 at September 30, 2017 and $3,859 at December 31, 2016	116,290	116,174
Real estate bridge loans, net of debt issuance costs of $3,710 at September 30, 2017 and $4,400 at December 31, 2016	289,120	313,549
HUD insured loans, net of debt issuance costs of $5,396 at September 30, 2017 and $4,773 at December 31, 2016	261,370	241,570
Notes payable, net of convertible debt discount of $842 at September 30, 2017 and $990 at December 31, 2016	76,337	73,829
Mortgages and other secured debt (recourse)	12,711	13,235
Mortgages and other secured debt (non-recourse), net of debt issuance costs of $121 at September 30, 2017 and $131 at December 31, 2016	28,283	29,157
	1,135,358	1,171,144
Less: Current installments of long-term debt	(851,344)	(24,594)
Long-term debt	$284,014	$1,146,550

Revolving Credit Facilities

The Company’s revolving credit facilities, as amended, (the Revolving Credit Facilities) consist of a senior secured, asset-based revolving credit facility of up to $525.0 million under three separate tranches:  Tranche A-1, Tranche A-2 and HUD Tranche.  The Revolving Credit Facilities mature on February 2, 2020.  Interest accrues at a per annum rate equal to either (x) a base rate (calculated as the highest of the (i) prime rate, (ii) the federal funds rate plus 3.00%, or (iii) LIBOR plus the excess of the applicable margin between LIBOR loans and base rate loans) plus an applicable margin or (y) LIBOR plus an applicable margin.  The applicable margin is based on the level of commitments for all three tranches, and in regards to LIBOR loans (i) for Tranche A-1 ranges from 3.00% to 3.50%; (ii) for Tranche A-2 ranges from 3.00% to 3.50%; and (iii) for HUD Tranche ranges from 2.50% to 3.00%.  The applicable margin is based on the level of commitments for all three tranches, and in regards to base rate loans (i) for Tranche A-1 ranges from 2.00% to 2.50%; (ii) for Tranche A-2 ranges from 2.00% to 2.50%; and (iii) for HUD Tranche ranges from 1.50% to 2.00%.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Borrowings and interest rates under the three tranches were as follows at September 30, 2017:

			Weighted
			Average
Revolving Credit Facilities	Commitment	Borrowings	Interest
Tranche A-1	$440,000	$300,000	5.14%
Tranche A-2	50,000	35,800	4.74%
HUD tranche	35,000	25,400	4.50%
	$525,000	$361,200	5.06%

As of September 30, 2017, the Company had a total borrowing base capacity of $457.9 million with outstanding borrowings under the Revolving Credit Facilities of $361.2 million and $54.8 million of drawn letters of credit securing insurance and lease obligations, leaving the Company with approximately $41.9 million of available borrowing capacity under the Revolving Credit Facilities.

Term Loan Agreement

The Company and certain of its affiliates, including FC-GEN Operations Investment, LLC (the Borrower) are party to a four-year term loan agreement (the Term Loan Agreement) with an affiliate of Welltower Inc. (Welltower) and an affiliate of Omega Healthcare Investors, Inc. (Omega).  The Term Loan Agreement provides for term loans (the Term Loans) in the aggregate principal amount of $120.0 million, with scheduled annual amortization of 2.5% of the initial principal balance in years one, two and three, and 5.0% in year four.  The Term Loan Agreement has a maturity date of July 29, 2020.  Borrowings under the Term Loan Agreement bear interest at a rate equal to a base rate (subject to a floor of 1.00%) or an ABR rate (subject to a floor of 2.0%), plus in each case a specified applicable margin.   The initial applicable margin for base rate loans is 13.0% per annum and the initial applicable margin for ABR rate loans is 12.0% per annum.  At the Company’s election, with respect to either base rate or ABR rate loans, up to 2.0% of the interest may be paid either in cash or paid-in-kind.  As of September 30, 2017, the Term Loans had an outstanding principal balance of $119.6 million.

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

Real Estate Bridge Loans

The Company is party to four separate bridge loan agreements with Welltower (Welltower Bridge Loans).  The Welltower Bridge Loans have an effective date of October 1, 2016 and are the result of the combination of two real estate bridge loans executed in 2015 upon the Company’s separate acquisitions of the real property of 87 skilled nursing and assisted living facilities.  The Welltower Bridge Loans are subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and/or refinance of the underlying facilities such net proceeds are required to be used to repay the outstanding principal balance of the Welltower Bridge Loans.  Each Welltower Bridge Loan has a maturity date of January 1, 2022 and a 10.0% interest rate that increases annually by 0.25% beginning January 1, 2018.  At September 30, 2017, the Welltower Bridge Loans are secured by a mortgage lien on the real property of the 39 facilities and a second lien on certain receivables of the operators of 24 of the facilities.  In the nine months ended September 30, 2017, the Welltower Bridge Loans were paid down $27.6 million, $9.0 million for the sale of three skilled nursing facilities and $18.6 million for the refinancing of bridge loan debt with HUD insured loans.  See Note 3 – “Significant Transactions and Events - Skilled Nursing Facility Divestitures” and “Significant Transactions and Events - HUD Financings.” Of the four original separate bridge loan agreements, one was fully retired using proceeds from the sale of the three skilled nursing facilities in the nine months ended September 30, 2017.  The three remaining Welltower Bridge Loans have an outstanding principal balance of $282.9 million at September 30, 2017.

On April 1, 2016, the Company acquired one skilled nursing facility and entered into a $9.9 million real estate bridge loan (the Other Real Estate Bridge Loan).  The Other Real Estate Bridge Loan has a term of three years and accrues interest at a rate equal to LIBOR plus a margin of 4.00%. The Other Real Estate Bridge Loan bore interest of 5.23% at September 30, 2017. The Other Real Estate Bridge Loan is subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and/or refinance of the underlying facilities such net proceeds are required to be used to pay down the outstanding principal balance of the Other Real Estate Bridge Loan.  The Other Real Estate Bridge Loan has an outstanding principal balance of $9.9 million at September 30, 2017.

HUD Insured Loans

As of September 30, 2017 the Company has 29 skilled nursing facility loans insured by HUD with a combined aggregate principal balance of $266.8 million, which includes a $13.7 million debt premium on 10 skilled nursing facility loans established in purchase accounting in connection with the Combination.  In the nine months ended September 30, 2017, 13 skilled nursing facilities with HUD insured loans were sold and the loans totaling $63.1 million were retired.  See Note 3 – “Significant Transactions and Events - Skilled Nursing Facility Divestitures.”  Also in the nine months ended September 30, 2017, three skilled nursing facilities were financed with HUD insured loans for $23.9 million.  See Note 3 – “Significant Transactions and Events - HUD Financings.”

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

All HUD insured loans are non-recourse loans to the Company. All loans are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of September 30, 2017, the Company has total escrow reserve funds of $21.2 million with the loan servicer that are reported within prepaid expenses.

Notes Payable

In connection with Welltower’s sale of 64 skilled nursing facilities to Second Spring Healthcare Investments (Second Spring) on November 1, 2016, the Company issued a note totaling $51.2 million to Welltower.  The note accrues cash interest at 3% and paid-in-kind interest at 7%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every May 1 and November 1.  The note matures on October 30, 2020.  The note has an outstanding accreted balance of $53.0 million at September 30, 2017.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with Welltower’s sale of 28 skilled nursing facilities to Cindat Best Years Welltower JV LLC (CBYW) on December 23, 2016, the Company issued two notes totaling $23.7 million to Welltower.  The first note has an initial principal balance of $11.7 million and accrues cash interest at 3% and paid-in-kind interest at 7%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every June 15 and December 15.  The note matures on December 15, 2021.  The note has an outstanding accreted principal balance of $12.1 million at September 30, 2017.  The second note has an initial principal balance of $12.0 million and accrues cash interest at 3% and paid-in-kind interest at 3%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every June 15 and December 15.  From the second anniversary up to the day before the note matures, CBYW can convert all or any portion of the note into fully paid shares of common stock at the conversion rate of 3,000,000 shares of common stock per the full accreted principal amount of the note.  The note matures on December 15, 2021.  The note has an outstanding accreted principal balance of $12.2 million at September 30, 2017.

Other Debt

Mortgages and other secured debt (recourse). The Company carries mortgage loans and notes payable on certain of its corporate office buildings and other acquired assets.  The loans are secured by the underlying real property and have fixed or variable rates of interest with a weighted average interest rate of 3.3% at September 30, 2017, with maturity dates ranging from 2018 to 2020.

Mortgages and other secured debt (non-recourse). Loans are carried by certain of the Company’s consolidated joint ventures.  The loans consist principally of revenue bonds and secured bank loans.  Loans are secured by the underlying real and personal property of individual facilities and have fixed or variable rates of interest with a weighted average interest rate of 4.6% at September 30, 2017.  Maturity dates range from 2018 to 2034.  Loans are labeled “non-recourse” because neither the Company nor any of its wholly owned subsidiaries is obligated to perform under the respective loan agreements.  The aggregate principal balance of these loans includes a $1.6 million debt premium on one debt instrument.   The Company’s consolidated current installment of long-term debt increased $11.5 million due to the reclassification of a non-recourse loan of $11.5 million, which has a maturity date of March 27, 2018.

Debt Covenants

The Revolving Credit Facilities, the Term Loan Agreement and the Welltower Bridge Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a springing minimum fixed charge coverage ratio tied to minimum liquidity and maximum capital expenditures.  At September 30, 2017, the Company was not in compliance with certain of the financial covenants contained in the Credit Facilities.  The Company received timely waivers from the counterparties to the Term Loan Agreement and the Welltower Bridge Loans for any and all breaches of financial or other covenants as of September 30, 2017.  The Company is engaged in discussions with our counterparties to the Revolving Credit Parties to secure a 90-day forbearance agreement through late January 2018.

The Company’s ability to maintain compliance with its debt covenants depends in part on management’s ability to increase revenue and control costs.  Should the Company fail to comply with its debt covenants at a future measurement date, it would, absent necessary and timely waivers and/or amendments, be in default under certain of its existing credit  agreements.  To the extent any cross-default provisions may apply, the default would have an even more significant impact on the Company’s financial position.

The Company believes that it is in the best interests of all creditors to grant necessary waivers or reach negotiated settlements to enable the Company to execute and complete the Restructuring Plans in order to establish a sustainable capital structure.  However, there can be no assurance that such timely and adequate waivers will be received in future periods or such settlements will be reached or executed.  If the defaults are not cured within applicable cure periods, if

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

any, and if waivers or other necessary relief are not obtained, the defaults can cause acceleration of the Company’s financial obligations under certain of its agreements, which the Company may not be in a position to satisfy.

There can be no assurances that any of these efforts will prove successful.  In the event of a failure to obtain timely and necessary waivers or otherwise achieve a viable restructuring of the Company’s financial obligations, it may be forced to seek reorganization under the U.S. Bankruptcy Code.

The maturity of total debt of $1,143.3 million, excluding debt issuance costs and other non-cash debt discounts and premiums, at September 30, 2017 is as follows (in thousands):

Twelve months ended September 30,
2018	$28,372
2019	17,584
2020	486,141
2021	59,069
2022	313,491
Thereafter	238,686
Total debt maturity	$1,143,343

The debt maturity table has been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of the consolidated financial statements. However, for the reasons described in Note 1 – “General Information – Going Concern Considerations,” $851.3 million, related to several of the Company’s debt instruments with the stated maturities as summarized above are classified as a current liability at September 30, 2017.  These debt instruments include the Revolving Credit Facilities, the Term Loan Agreement, the Welltower Bridge Loans and the Notes Payable.

(9)   Leases and Lease Commitments

The Company leases certain facilities under capital and operating leases.  Future minimum payments for the next five years and thereafter under such leases at September 30, 2017 are as follows (in thousands):

Twelve months ended September 30,	Capital Leases	Operating Leases
2018	$90,425	$142,646
2019	93,333	139,688
2020	92,453	139,419
2021	94,561	135,437
2022	96,755	112,149
Thereafter	2,967,233	227,737
Total future minimum lease payments	3,434,760	$897,076
Less amount representing interest	(2,439,736)
Capital lease obligation	995,024
Less current portion	(949,050)
Long-term capital lease obligation	$45,974

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The lease commitment table has been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of the consolidated financial statements. However, for the reasons described in Note 1 – “General Information – Going Concern Considerations,” $949.1 million, related to several of the Company’s capital lease commitments with the stated maturities as summarized above are classified as a current liability at September 30, 2017.  While obligations under the operating leases are not included on the balance sheet, approximately $617.8 million will become due and payable, if defaulted upon.

Capital Lease Obligations

The capital lease obligations represent the present value of future minimum lease payments under such capital lease and cease to use arrangements and bear a weighted average imputed interest rate of 10.0% at September 30, 2017, and mature at dates ranging from 2017 to 2047.

Deferred Lease Balances

At September 30, 2017 and December 31, 2016, the Company had $36.5 million and $43.0 million, respectively, of favorable leases net of accumulated amortization, included in identifiable intangible assets, and $19.0 million and $28.8 million, respectively, of unfavorable leases net of accumulated amortization included in other long-term liabilities on the consolidated balance sheet.  Favorable and unfavorable lease assets and liabilities arise through the acquisition of operating leases in place that requires those contracts be recorded at their then fair value.  The fair value of a lease is determined through a comparison of the actual rental rate with rental rates prevalent for similar assets in similar markets.  A favorable lease asset to the Company represents a rental stream that is below market, and conversely an unfavorable lease is one with its cost above market rates.  These assets and liabilities amortize as lease expense over the remaining term of the respective leases on a straight-line basis.  At September 30, 2017 and December 31, 2016, the Company had $34.4 million and $31.6 million, respectively, of deferred straight-line rent balances included in other long-term liabilities on the consolidated balance sheet.

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

The Company has master lease agreements with Welltower, Sabra Health Care REIT, Inc. (Sabra), Second Spring and Omega (collectively, the Master Lease Agreements).  The Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity.  At September 30, 2017, the Company is not in compliance with the financial covenants contained in the Master Lease Agreements.  The Company received waivers from the counterparties to the Master Lease Agreements for any and all breaches of financial and other covenants as of September 30, 2017.

The Company has a master lease agreement with CBYW involving 28 of its facilities.  The Company did not meet certain financial covenants contained in this master lease agreement at September 30, 2017.  The Company received a waiver for these covenant breaches through October 24, 2019.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At September 30, 2017, the Company did not meet certain financial covenants contained in three leases related to 26 of its facilities.  The Company is and expects to continue to be current in the timely payment of its obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of the Company’s other loan or lease agreements.  The Company will continue to work with the related credit parties to amend such leases and the related financial covenants.  The Company does not believe the breach of such financial covenants has a material adverse impact on it at September 30, 2017.  The Company has been afforded certain cure rights to such defaults by posting collateral in the form of additional letters of credit or security deposit.

The Company’s ability to maintain compliance with its lease covenants depends in part on management’s ability to increase revenue and control costs.  Due to continuing changes in the healthcare industry, as well as the uncertainty with respect to changing referral patterns, patient mix, and reimbursement rates, it is possible that future operating performance may not generate sufficient operating results to maintain compliance with its quarterly lease covenant compliance requirements. Should the Company fail to comply with its lease covenants at a future measurement date, it would, absent necessary and timely waivers and/or amendments, be in default under certain of its existing lease agreements. To the extent any cross-default provisions may apply, the default would have an even more significant impact on the Company’s financial position.

The Company believes that it is in the best interests of all creditors to grant necessary and timely waivers or reach negotiated settlements to enable the Company to execute and complete the Restructuring Plans in order to establish a sustainable capital structure.  However, there can be no assurance that such waivers will be received in future periods or such settlements will be reached.  If the defaults are not cured within applicable cure periods, if any, and if waivers or other relief are not obtained timely, the defaults can cause acceleration of the Company’s financial obligations under certain of its agreements, which the Company may not be in a position to satisfy.

There can be no assurances that any of these efforts will prove successful.  In the event of a failure to obtain necessary waivers or otherwise achieve a viable restructuring of the Company’s financial obligations, it may be forced to seek reorganization under the U.S. Bankruptcy Code.

(10)Financing Obligation

Financing obligations represent the present value of future minimum lease payments under such lease arrangements and bear a weighted average imputed interest rate of 10.6% at September 30, 2017, and mature at dates ranging from 2021 to 2043.

Future minimum payments for the next five years and thereafter under leases classified as financing obligations at September 30, 2017 are as follows (in thousands):

Twelve months ended September 30,
2018	$275,150
2019	281,193
2020	287,838
2021	294,677
2022	292,964
Thereafter	7,929,586
Total future minimum lease payments	9,361,408
Less amount representing interest	(6,444,677)
Financing obligations	$2,916,731
Less current portion	(2,908,020)
Long-term financing obligations	$8,711

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The financing obligation table has been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of the consolidated financial statements. However, for the reasons described in Note 1 – “General Information – Going Concern Considerations,” $2.9 billion, related to several of the Company’s financing obligation commitments with the stated maturities as summarized above are classified as a current liability at September 30, 2017.

(11)Income Taxes

The Company effectively owns 60.6% of FC-GEN, an entity taxed as a partnership for U.S. income tax purposes.  This is the Company’s only source of taxable income.  FC-GEN is subject to income taxes in several U.S. state and local jurisdictions.  The income taxes assessed by these jurisdictions are included in the Company’s tax provision, but at its 60.6% ownership of FC-GEN.

For the three months ended September 30, 2017, the Company recorded income tax expense of $1.6 million from continuing operations, representing an effective tax rate of (0.3)%, compared to income tax benefit of $25.9 million from continuing operations, representing an effective tax rate of 33.1%, for the same period in 2016.

For the nine months ended September 30, 2017, the Company recorded income tax expense of $5.7 million from continuing operations, representing an effective tax rate of (0.7)%, compared to income tax benefit of $19.7 million from continuing operations, representing an effective tax rate of 11.0%, for the same period in 2016.

The change in the effective tax rate for the three and nine months ended September 30, 2017, is attributable to the following:

•	a one-time adjustment to increase the Company’s deferred tax liability that was recorded in the nine months ended September 30, 2016 reporting period of $3.0 million;
•

in the three months ended September 30, 2016 reporting period, the Company released a $28.2 million FASB Interpretation No. 48 (FIN 48) reserve due to the expiration of the statute of limitations regarding Sun Healthcare’s utilization of its net operating loss carryforward to offset built-in-gain pursuant to Internal Revenue Code (IRC) Section 382, significantly reducing the quarterly accrual of interest and penalty under FIN 48;

•	in the three months ended September 30, 2017, the Company increased its deferred tax liability to revise a previously concluded tax position of $11.5 million; and
•

in the three months ended September 30, 2017, the Company impaired the goodwill recorded on its inpatient business operating segment which resulted in a decrease to the Company’s deferred tax liability of $9.7 million.

The Company continues to assess the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard.  Management had previously determined that the Company would not realize its deferred tax assets and established a valuation allowance against the deferred tax assets.  As of September 30, 2017, management has determined that the valuation allowance is still necessary.

The Company’s Bermuda captive insurance company is expected to generate positive U.S. federal taxable income in 2017, with no net operating loss to offset its taxable income.  The captive also does not have any tax credits to offset its U.S. federal income tax.

The Company provides rehabilitation therapy services within the People’s Republic of China and Hong Kong.  At September 30, 2017, these business operations remain in their respective startup stage.  Management does not anticipate these operations will generate taxable income in the near term.  The operations currently do not have a material effect on the Company’s effective tax rate.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Exchange Rights and Tax Receivable Agreement

Following the Combination, the owners of FC-GEN have the right to exchange their membership units in FC-GEN,  along with an equivalent number of Class C shares, for shares of Class A common stock of the Company or cash, at the Company’s option.  As a result of such exchanges, the Company’s membership interest in FC-GEN would increase and its purchase price would be reflected in its share of the tax basis of FC-GEN’s tangible and intangible assets.  Any resulting increases in tax basis are likely to increase tax depreciation and amortization deductions and, therefore, reduce the amount of income tax the Company would otherwise be required to pay in the future.  Any such increase would also decrease gain (or increase loss) on future dispositions of the affected assets.  There were exchanges of 2,248,869 FC-GEN units and Class C shares during the nine months ended September 30, 2017 equating to 2,249,256 Class A shares.  The exchanges during the nine months ended September 30, 2017 resulted in a $14.5 million IRC Section 754 tax basis step-up in the tax deductible goodwill of FC-GEN.  There were exchanges of 200,000 FC-GEN units and Class C shares during the nine months ended September 30, 2016 equating to 200,034 Class A shares.  The exchanges during the nine months ended September 30, 2016 resulted in a $0.9 million IRC Section 754 tax basis step-up in the tax deductible goodwill of FC-GEN.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

(12)Commitments and Contingencies

Loss Reserves For Certain Self-Insured Programs

General and Professional Liability and Workers’ Compensation

The Company self-insures for certain insurable risks, including general and professional liabilities and workers’ compensation liabilities through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary among states in which the Company operates, including wholly owned captive insurance subsidiaries, to provide for potential liabilities for general and professional liability claims and workers’ compensation claims. Policies are typically written for a duration of 12 months and are measured on a “claims made” basis. Regarding workers’ compensation, the Company self-insures to its deductible and purchases statutorily required insurance coverage in excess of its deductible. There is a risk that amounts funded by the Company’s self-insurance programs may not be sufficient to respond to all claims asserted under those programs. Insurance reserves represent estimates of future claims payments. This liability includes an estimate of the development of reported losses and losses incurred but not reported. Provisions for changes in insurance reserves are made in the period of the related coverage. The Company also considers amounts that may be recovered from excess insurance carriers in estimating the ultimate net liability for such risks.

The Company’s management employs its judgment and periodic independent actuarial analysis in determining the adequacy of certain self-insured workers’ compensation and general and professional liability obligations recorded as liabilities in the Company’s financial statements. The Company evaluates the adequacy of its self-insurance reserves on a semi-annual basis or more frequently when it is aware of changes to its incurred loss patterns that could impact the accuracy of those reserves. The methods of making such estimates and establishing the resulting reserves are reviewed periodically and are based on historical paid claims information and nationwide nursing home trends. The foundation for most of these methods is the Company’s actual historical reported and/or paid loss data. Any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, and future payments may be different than the estimated reserves.

The Company utilizes third-party administrators (TPAs) to process claims and to provide it with the data utilized in its assessments of reserve adequacy. The TPAs are under the oversight of the Company’s in-house risk management and

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

legal functions. These functions ensure that the claims are properly administered so that the historical data is reliable for estimation purposes. Case reserves, which are approved by the Company’s legal and risk management departments, are determined based on an estimate of the ultimate settlement and/or ultimate loss exposure of individual claims.

The reserves for loss for workers’ compensation risks are discounted based on actuarial estimates of claim payment patterns using a discount rate of approximately 1% for each policy period presented. The discount rate for the current policy year is 1.48%. The discount rates are based upon the risk-free rate for the appropriate duration for the respective policy year. The removal of discounting would have resulted in an increased reserve for workers’ compensation risks of $6.5 million and $8.9 million as of September 30, 2017 and December 31, 2016, respectively. The reserves for general and professional liability are recorded on an undiscounted basis.

For the three and nine months ended September 30, 2017 and 2016, the provision for general and professional liability risk totaled $33.8 million and $34.1 million, respectively.  For the nine months ended September 30, 2017 and 2016, the provision for general and professional liability risk totaled $102.2 million and $104.3 million, respectively.  The reserves for general and professional liability were $425.6 million and $392.1 million as of September 30, 2017 and December 31, 2016, respectively.

For the three months ended September 30, 2017 and 2016, the provision for workers’ compensation risk totaled $16.4 million and $20.2 million, respectively.  For the nine months ended September 30, 2017 and 2016, the provision for workers’ compensation risk totaled $45.3 million and $42.2 million, respectively.  The reserves for workers’ compensation risks were $198.1 million and $226.0 million as of September 30, 2017 and December 31, 2016, respectively.

Health Insurance

The Company offers employees an option to participate in self-insured health plans.  Health insurance claims are paid as they are submitted to the plans’ administrators.  The Company maintains an accrual for claims that have been incurred but not yet reported to the plans’ administrators and therefore have not yet been paid.  This accrual for incurred but not yet reported claims was $18.1 million and $19.6 million as of September 30, 2017 and December 31, 2016, respectively.  The liability for the self-insured health plan is recorded in accrued compensation in the consolidated balance sheets.  Although management believes that the amounts provided in the Company’s consolidated financial statements are adequate and reasonable, there can be no assurances that the ultimate liability for such self-insured risks will not exceed management’s estimates.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The settlement agreement calls for payment of a collective settlement amount of $52.7 million (the Settlement Amount), including separate Medicaid repayment agreements with each affected state Medicaid program.  The Settlement Amount has been recorded fully in accrued expenses in the consolidated balance sheets at December 31, 2016.  The Company will remit the Settlement Amount over a period of five (5) years.  The first installment was paid in June 2017.  The remaining outstanding Settlement Amount at September 30, 2017 is $49.2 million, of which $9.0 million is recorded in accrued expenses and $40.2 million is recorded in other long-term liabilities.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

(13)Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash and investments in marketable securities, accounts receivable, accounts payable and current and long-term debt.

The Company’s financial instruments, other than its accounts receivable and accounts payable, are spread across a number of large financial institutions whose credit ratings the Company monitors and believes do not currently carry a material risk of non-performance.  Certain of the Company’s financial instruments contain an off-balance-sheet risk, in the form of outstanding letters of credit of $54.8 million under the Company’s letter of credit sub-facility on its Revolving Credit Facilities as of September 30, 2017.  These letters of credit are principally pledged to landlords and insurance carriers as collateral.  The Company is not involved in any other off-balance-sheet arrangements that have or are reasonably likely to have a material current or future impact on its financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures, or capital resources.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables below present the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Assets:	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$50,591	$50,591	$—	$—
Restricted cash and equivalents	16,018	16,018	—	—
Restricted investments in marketable securities	124,358	124,358	—	—
Total	$190,967	$190,967	$—	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$51,408	$51,408	$—	$—
Restricted cash and equivalents	12,052	12,052	—	—
Restricted investments in marketable securities	143,974	143,974	—	—
Total	$207,434	$207,434	$—	$—

The Company places its cash and cash equivalents and restricted investments in marketable securities in quality financial instruments and limits the amount invested in any one institution or in any one type of instrument.  The Company has not experienced any significant losses on such investments.

Debt Instruments

The table below shows the carrying amounts and estimated fair values of the Company’s primary long-term debt instruments (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facilities	$351,247	$351,247	$383,630	$383,630
Term loan agreement	116,290	116,290	116,174	116,174
Real estate bridge loans	289,120	289,120	313,549	313,549
HUD insured loans	261,370	248,185	241,570	226,983
Notes payable	76,337	76,337	73,829	73,829
Mortgages and other secured debt (recourse)	12,711	12,711	13,235	13,235
Mortgages and other secured debt (non-recourse)	28,283	28,283	29,157	29,157
	$1,135,358	$1,122,173	$1,171,144	$1,156,557

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables presents the Company’s hierarchy for nonfinancial assets measured at fair value on a non-recurring basis (in thousands):

		Impairment Charges -
	Carrying Value	Nine months ended
	September 30, 2017	September 30, 2017
Assets:
Property and equipment, net	$3,470,946	$163,364
Goodwill	85,642	351,470
Intangible assets, net	147,239	8,576

		Impairment Charges -
	Carrying Value	Nine months ended
	December 31, 2016	September 30, 2016
Assets:
Property and equipment, net	$3,765,393	$—
Goodwill	440,712	—
Intangible assets, net	175,566	—

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

(14)Related Party Transactions

Prior to the Combination on February 2, 2015, FC-GEN was wholly owned by private investors sponsored by affiliates of Formation Capital, LLC (Formation).

The Company provides rehabilitation therapy services to certain facilities owned and operated by affiliates of FC-GEN’s sponsors.  These services resulted in net revenue of $35.1 million and $109.1 million in the three and nine months ended September 30, 2017, respectively, as compared to net revenue of $38.1 million and $118.6 million in the three and nine months ended September 30, 2016, respectively.  The services resulted in net accounts receivable balances of $83.2 million and $79.7 million at September 30, 2017 and December 31, 2016, respectively.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company contracts with FC PAC Holdings, LLC (FC PAC) to provide hospice and diagnostic services in the normal course of business. FC PAC ownership includes affiliates of Formation, some of whom are members of the Company’s board of directors (the Board).  On May 1, 2016, the Company entered into preferred provider and affiliation agreements with FC PAC.  Fees for these services amounted to $3.2 million and $8.9 million in the three and nine months ended September 30, 2017, respectively, as compared to $2.9 million and $9.4 million in the three and nine months ended September 30, 2016, respectively.

Effective May 1, 2016, the Company completed the sale of its hospice and home health operations to FC Compassus LLC for $72 million in cash and a $12 million interest-bearing note.  Certain members of the Board indirectly beneficially hold ownership interests in FC Compassus LLC totaling less than 10% in the aggregate. The combined note and accrued interest balance of $14.1 million, net of reserves, remains outstanding at September 30, 2017.

(15)   Asset Impairment Charges

As discussed in Note 1 – “General Information – Going Concern Considerations,” the Company’s results of operations have been impacted severely by the persistent pressure of healthcare reforms enacted over the past decade especially in its inpatient business.  The reduction and diversion of census from the skilled nursing sector has caused the Company to enact certain cost mitigation strategies to offset the loss of organic revenue.  This strategy had been successful in recent years, however, this revenue compression compounded by escalating wage inflation and professional liability losses, and combined with the increased cost of capital through escalating leases and greater debt burden, has accelerated through the third quarter of 2017 resulting in triggering events to assess for conditions of impairment.

Long-Lived Assets with a Definite Useful Life

The Company’s long-lived assets and identifiable intangible assets with a definite useful life were tested for impairment at the lowest levels for which there are identifiable cash flows.  The Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived assets and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived assets.  The cash flow period was based on the remaining useful life of the primary asset in each long-lived asset group, principally a building for owned skilled nursing facilities, a favorable lease intangible asset for certain leased facilities and customer relationship assets in the rehabilitation therapy services segment.  For the three and nine months ended September 30, 2017, the Company recognized $163.4 million in impairment charges on its long-lived assets with a definite useful life.  This charge is presented in long-lived asset impairments on the consolidated statements of operations.

Identifiable Intangile Assets with a Definite Useful Life

Management Contracts

The management contract asset was derived through the organization of facilities under an upper payment limit supplemental payment program in Texas that provided supplemental Medicaid payments with federal matching funds for skilled nursing facilities that were affiliated with county-owned hospital districts. Under this program, the Company acted as the manager of the facilities and shared in the supplemental payments with the county hospitals. With the expiration of the program, the remaining unamortized asset associated with the management contract was written off.  For the three and nine months ended September 30, 2017, the Company recognized $7.3 million in impairment charges on identifiable intangible assets associated with management contracts.  This charge is presented in goodwill and identifiable intangible impairments on the consolidated statements of operations.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Favorable Leases

Favorable lease contracts represent the estimated value of future cash outflows of operating lease contracts compared to lease rates that could be negotiated in an arms-length transaction at the time of measurement.  Favorable lease contracts are amortized on a straight-line basis over the lease terms. These favorable lease contracts are measured for impairment using estimated future net undiscounted cash flows expected to be generated from the use of the leased assets compared to the carrying amount of the favorable lease.  The cash flow period was based on the remaining useful lives of the asset, which for favorable lease assets is the lease term. For the three and nine months ended September 30, 2017, the Company recognized $1.2 million in impairment charges on its favorable lease intangible assets with a definite useful life.  This charge is presented in goodwill and identifiable intangible impairments on the consolidated statements of operations.

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

The Company performed its annual goodwill impairment test as of September 30, 2017 and 2016. The Company conducts the test at the reporting unit level that management has determined aligns with the Company’s segment reporting.  See Note 5 – “Segment Information” for a breakdown of the Company’s goodwill by segment.

The Company measures the fair value of each reporting unit to determine whether the fair value exceeds the carrying value based upon the market capitalization including a control premium and a discounted cash flow analysis. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the discounted cash flow analyses are based on the Company’s internal business model for 2017 and, for years beyond 2017 the growth rates used are an estimate of the future growth in the industry in which the Company participates. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the reporting unit and are based on an estimated cost of capital, which was determined based on the Company’s estimated cost of capital relative to its capital structure. In addition, the market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions.

The Company performed a quantitative test for impairment of goodwill to assess the impact of changes in the regulatory and reimbursement environment.  The Company compares the carrying amount of each of the reporting units to the fair value of each of the reporting units. If the carrying amount of each of its reporting units exceeds its fair value, an impairment of the goodwill is required.  If not, no further testing is needed.  The analysis indicated that the reporting unit carrying value exceeded the fair value of our inpatient reporting unit and accordingly an impairment was necessary.  An impairment of $351.5 million, which represents the entire balance of goodwill associated with the inpatient reporting unit, was recorded in the three and nine months ended September 30, 2017.  This charge was presented in goodwill and identifiable intangible impairments on the consolidated statements of operations.  With respect to the Company’s rehabilitation therapy services and other services segments, the total fair value exceeds the carrying value, so no impairment charge is required.  Although these segments have encountered similar challenging operating environments that have so acutely impacted the Company’s inpatient segment, those challenges have not negatively impacted the operating results of these segments to the level where an impairment charge is warranted.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(16)   Subsequent Events

Restructuring Plans

The Company and its counterparties to the Welltower Master Lease, the Sabra Master Leases, the Welltower Bridge Loans, the Term Loans and certain other loans have entered into preliminary non-binding agreements concerning a proposed long-term restructuring of these master leases and loans (the Restructuring Plans) in an effort to strengthen significantly the capital structure of the Company.

These Restructuring Plans include the proposed sale by Sabra and Welltower of certain facilities currently leased to the Company, which the Company intends to re-lease from new third-party landlords at reduced rents. The Company will also make commercially reasonable efforts to refinance or repay through asset sales, certain of its debt obligations with Welltower which, upon completion, is expected to result in a reduction in interest costs.

These Restructuring Plans, if and when fully consummated, are expected to reduce the Company’s current cash fixed charges between $80 million and $100 million annually.  This level of reduction in fixed charges is subject to the successful sale of the Welltower and Sabra facilities to new landlords, the successful re-leasing of those facilities to the Company at reduced rents, the successful refinancing and/or repayment of certain debt obligations and the receipt of additional concessions to be made by other credit parties. The Company believes the transactions under the proposed restructuring could occur during the first half of 2018, however, there can be no assurance that any such transaction under the proposed Restructuring Plans will be agreed to or completed, or that any such agreements will attain a sustainable capital structure even if the Restructuring Plans are implemented.  See Part II, Item 1A, “Risk Factors.”

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

Business Overview

Genesis is a healthcare services company that through its subsidiaries owns and operates skilled nursing facilities, assisted living facilities and a rehabilitation therapy business.  We have an administrative services company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services.  At September 30, 2017, we provided inpatient services through 472 skilled nursing, senior/assisted living and behavioral health centers located in 30 states.  Revenues of our owned, leased and otherwise consolidated centers constitute approximately 86% of our revenues.

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

In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern for 12 months following the date our financial statements were issued (November 8, 2017). Management considered the recent results of operations as well as our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due before November 8, 2018.

Our results of operations have been negatively impacted by the persistent pressure of healthcare reforms enacted in recent years.  This challenging operating environment has been most acute in our inpatient segment, but also has had a detrimental effect on our rehabilitation therapy segment and its customers.  In recent years, we have implemented a number of cost mitigation strategies to offset the negative financial implications of this challenging operating environment.  These strategies have been successful in recent years, however, the negative impact of continued reductions in skilled patient admissions, shortening lengths of stay, escalating wage inflation and professional liability losses, combined with the increased cost of capital through escalating lease payments accelerated in the third quarter of 2017.  These factors caused us to be unable to comply with certain financial covenants at September 30, 2017 under the Revolving Credit Facilities, the Term Loans, the Welltower Bridge Loans and the Master Lease Agreements and other agreements.  We have received waivers from the parties to the Term Loans, the Welltower Bridge Loans and the Master Lease Agreements at September 30, 2017.  We are engaged in discussions with our counterparties to the Revolving Credit Facilities to secure a 90-day forbearance agreement through late January 2018.

Our ability to service our financial obligations, in addition to our ability to comply with the financial and restrictive covenants contained in the major agreements and other agreements, is dependent upon, among other things, our ability to obtain a sustainable capital structure and our future performance which is subject to financial, economic, competitive, regulatory and other factors.  Many of these factors are beyond our control.  As currently structured, it is unlikely that we will be able to generate sufficient cash flow to cover required financial obligations, including our rent obligations, our debt service obligations and other obligations due to third parties.

We and our counterparties to the Restructuring Plans have entered into preliminary and non-binding agreements in an effort to attain a sustainable capital structure for us.  See Note 16 – “Subsequent Events.”  We believe that it is in the best interest of all creditors to grant necessary waivers or reach negotiated settlements to enable us to continue as a going concern while we work with our counterparties to the Restructuring Plans to strengthen significantly our capital structure.  However, there can be no assurance that timely and adequate waivers will be received in future periods or such settlements reached.  If future defaults are not cured within applicable cure periods, if any, and if waivers or other forms of relief are not timely obtained, the defaults can cause acceleration of our financial obligations under certain of our agreements, which we may not be in a position to satisfy.  Accordingly, we have classified the obligations of the effected agreements as current liabilities in our consolidated balance sheets as of September 30, 2017.

In the event of a failure to obtain necessary and timely waivers or otherwise achieve the fixed charge reductions contained in the Restructuring Plans, we may be forced to seek reorganization under the U.S. Bankruptcy Code.  See Part II. Item 1A, “Risk Factors.”

The existence of these factors raises substantial doubt about our ability to continue as a going concern.

Recent Transactions and Events

Skilled Nursing Facility Divestitures

We divested or closed 28 skilled nursing facilities in the nine months ended September 30, 2017.

One skilled nursing facility located in California was closed on September 28, 2017. The skilled nursing facility remains subject to a master lease agreement and had annual revenue of $6.9 million and pre-tax net loss of $1.6 million.  We recognized a loss of $0.5 million.

One skilled nursing facility located in Colorado was divested on July 10, 2017. The skilled nursing facility was subject to a master lease agreement and had annual revenue of $5.7 million and pre-tax net loss of $2.2 million.  We recognized a loss of $0.5 million.

One skilled nursing facility located in North Carolina was divested on June 1, 2017. The skilled nursing facility was subject to a master lease agreement and had annual revenue of $6.4 million and pre-tax net loss of $1.0 million.  We recognized a loss of $0.5 million.

Eighteen skilled nursing facilities (16 owned and 2 leased) located in Kansas, Missouri, Nebraska and Iowa were divested on April 1, 2017.  The 18 skilled nursing facilities had annual revenue of $110.1 million, pre-tax net loss of $10.7 million and total assets of $91.6 million.  Sale proceeds of approximately $80 million, net of transaction costs, were used principally to repay the indebtedness of the skilled nursing facilities.  We recognized a loss of $6.4 million. The 16 owned skilled nursing facilities qualified and were presented as assets held for sale at December 31, 2016.  One of the leased skilled nursing facilities was subleased to a new operator resulting in a loss associated with a cease to use asset of $4.1 million.

One skilled nursing facility located in Tennessee was divested on April 1, 2017. The skilled nursing facility was subject to a master lease agreement and had annual revenue of $7.4 million and pre-tax net income of $0.5 million.  We recognized a loss of $0.7 million.

Four skilled nursing facilities located in Massachusetts were subject to a master lease agreement and were divested on March 14, 2017.  These facilities, along with two other facilities that were divested previously and subleased to a third-party operator, were sold and terminated from the master lease resulting in an annual rent credit of $1.2 million.  The master lease termination resulted in a capital lease net asset and obligation write-down of $14.9 million.  The four skilled nursing facilities had annual revenue of $26.7 million and pre-tax net income of $1.2 million. We recognized a loss of $1.4 million.

Two skilled nursing facilities located in Georgia were divested on February 1, 2017 at the expiration of their respective lease terms.  The two skilled nursing facilities had annual revenue of $10.6 million and pre-tax net loss of $0.4 million.  We recognized a loss of $0.5 million.

Losses are presented in other loss (income) on the consolidated statements of operations.

HUD Financings

On September 30, 2017, we completed the financings of two skilled nursing facilities with HUD insured loans.  The total loan amount of the three financings was $23.9 million.  Proceeds from the financings along with other cash on hand was used to partially pay down a Real Estate Bridge Loan by $25.1 million. See Note 8 – “Long-Term Debt – Real Estate Bridge Loans” and “Long-Term Debt  – HUD Insured Loans.”

Dining and Nutrition Partnership

In April 2017, we entered into a strategic dining and nutrition partnership to further leverage our national platforms, process expertise and technology.  The relationship, which is expected to be accretive to us, will provide additional liquidity, cost efficiency and enhanced operational performance.

Settlement Agreement

See Note 12 – “Commitments and Contingencies – Legal Proceedings” for further description of the matters discussed below.

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

The settlement agreement calls for payment of a collective settlement amount of $52.7 million (the Settlement Amount), including separate Medicaid repayment agreements with each affected state Medicaid program.  The Settlement Amount has been recorded fully in accrued expenses in the consolidated balance sheets at December 31, 2016.  We will remit the Settlement Amount over a period of five (5) years.  The first installment was paid in June 2017.  The remaining outstanding Settlement Amount at September 30, 2017 is $49.2 million, of which $9.0 million is recorded in accrued expenses and $40.2 million is recorded in other long-term liabilities.

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

Skilled Nursing Facility Value-Based Purchasing (VBP) Program

The CMS VBP Program is one of many VBP programs that aims to reward quality and improve health care. Effective October 1, 2018, skilled nursing facilities will have an opportunity to receive incentive payments based on performance on the specified quality measure.

The Protecting Access to Medicare Act (PAMA) of 2014, enacted into law on April 1, 2014, authorized the VBP Program and requires CMS to adopt a VBP payment adjustment for skilled nursing facilities effective October 1, 2018. By law, the VBP Program is limited to a single readmission measure at a time.

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

CMS Advanced Notice of Proposed Rule

On April 27, 2017, CMS issued an advanced notice of a proposed rule revising certain aspects of the existing skilled nursing facility prospective payment system (PPS) payment methodology to improve its accuracy, based on the results of the skilled nursing facility Payment Models Research project. The proposal explores the possibility of replacing the PPS’ existing case-mix classification model, the Resource Utilization Groups, Version 4, with a new model, the Resident Classification System, Version I (RCS-I). The proposal discusses options for how such a change could be implemented, as well as a number of other policy changes to consider to complement implementation of RCS-I.  The rule proposal was open for a comment period that ended August 25, 2017.

Episode Payment Models (EPMs)

On January 3, 2017, CMS issued its final rule implementing three new Medicare Parts A and B episode payment models (EPMs) and implements changes to the existing comprehensive care for joint replacement (CJR) model. Under the three new EPMs, acute care hospitals in certain selected geographic areas would participate in retrospective EPMs targeting care for Medicare fee-for-service beneficiaries receiving services during acute myocardial infarction (AMI), coronary artery bypass graft (CABG), and surgical hip/femur fracture treatment (SHFFT) episodes. AMI and CABG episodes would be tested in 98 metropolitan statistical areas (MSAs) and SHFFT episodes would be tested in the current 67 MSAs participating in CJR.  The SHFFT payment model would support clinicians in providing care to patients who received surgery after a hip fracture, other than hip replacement.  All related care within 90 days of hospital discharge would be included in the episode of care. Hospitals would have been permitted to share in risk and savings with other providers, including skilled nursing facilities. The provisions contained in the instructions were to become effective January 1, 2018.

On August 17, 2017, CMS issued a proposed rule reducing the number of selected geographies mandated to participate in the CJR model from 67 MSAs to 34 MSAs. The proposed rule would also cancel the EPMs and the Cardiac Rehabilitation incentive payment model that were scheduled to begin on January 1, 2018.

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

The total costs associated with implementing the new regulations is not known at this time.  Failure to comply with the new regulations could result in exclusion from the Medicare and Medicaid programs and have an adverse impact on our business, financial condition or results of operations.  We have substantially complied with the regulations imposed through the Phase 1 implementation and expect to be in substantial compliance with the Phase 2 regulations by the November 28, 2017 implementation deadline.

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

Data collection for certain measures including pressure ulcers, falls and functional goals has been gathered quarterly beginning October 1, 2016 and was submitted prior to the June 1, 2017 deadline.  Failure to submit required data would have resulted in a 2% Medicare payment penalty beginning October 1, 2017.

Texas Minimum Payment Amount Program (MPAP)

We manage the operations of 20 skilled nursing facilities in the State of Texas, which we consolidate through our controlling interests in those entities through management agreements.  Those skilled nursing facilities had participated in a voluntary supplemental Medicaid payment program known as the Minimum Payment Amount Program (MPAP), which expired August 31, 2016.  The purpose of MPAP funds was to continue a level of funding for participating skilled nursing facilities so that they can more readily provide quality care to Medicaid beneficiaries.  While the state had been actively appealing CMS, the MPAP expired.  On an annualized basis prior to its expiration, our share of MPAP had provided for $62 million of revenue and enhanced pre-tax income of the participating skilled nursing facilities by approximately $18 million.

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

Key performance and valuation measures for our businesses are set forth below, followed by a comparison and analysis of our financial results (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Financial Results
Net revenues	$1,315,452	$1,418,994	$4,045,860	$4,329,570
EBITDA	(429,605)	114,673	(240,975)	412,573
Adjusted EBITDAR	147,788	172,141	488,829	539,842
Adjusted EBITDA	109,118	136,629	375,825	430,046
Net loss attributable to Genesis Healthcare, Inc.	(373,824)	(20,458)	(489,741)	(86,470)

INPATIENT SEGMENT:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Occupancy Statistics - Inpatient
Available licensed beds in service at end of period	55,005	58,379	55,005	58,379
Available operating beds in service at end of period	52,907	56,444	52,907	56,444
Available patient days based on licensed beds	5,058,848	5,325,166	15,018,709	15,846,651
Available patient days based on operating beds	4,872,838	5,160,945	14,479,602	15,403,904
Actual patient days	4,123,001	4,411,152	12,323,181	13,202,437
Occupancy percentage - licensed beds	81.5%	82.8%	82.1%	83.3%
Occupancy percentage - operating beds	84.6%	85.5%	85.1%	85.7%
Skilled mix	18.7%	19.6%	19.7%	20.4%
Average daily census	44,815	47,947	45,140	48,184
Revenue per patient day (skilled nursing facilities)
Medicare Part A	$524	$513	$527	$513
Medicare total (including Part B)	573	555	571	554
Insurance	457	458	456	454
Private and other	328	309	325	306
Medicaid	219	218	218	219
Medicaid (net of provider taxes)	199	199	199	199
Weighted average (net of provider taxes)	$269	$270	$272	$272
Patient days by payor (skilled nursing facilities)
Medicare	439,240	513,720	1,398,286	1,617,227
Insurance	293,315	306,366	917,343	921,519
Total skilled mix days	732,555	820,086	2,315,629	2,538,746
Private and other	257,835	305,545	779,228	903,951
Medicaid	2,924,845	3,063,256	8,616,866	9,031,537
Total Days	3,915,235	4,188,887	11,711,723	12,474,234
Patient days as a percentage of total patient days (skilled nursing facilities)
Medicare	11.2%	12.3%	11.9%	13.0%
Insurance	7.5%	7.3%	7.8%	7.4%
Skilled mix	18.7%	19.6%	19.7%	20.4%
Private and other	6.6%	7.3%	6.7%	7.2%
Medicaid	74.7%	73.1%	73.6%	72.4%
Total	100.0%	100.0%	100.0%	100.0%
Facilities at end of period
Skilled nursing facilities
Leased	362	375	362	375
Owned	44	60	44	60
Joint Venture	5	5	5	5
Managed *	35	34	35	34
Total skilled nursing facilities	446	474	446	474
Total licensed beds	54,935	57,896	54,935	57,896
Assisted/Senior living facilities:
Leased	19	26	19	26
Owned	4	4	4	4
Joint Venture	1	1	1	1
Managed	2	2	2	2
Total assisted/senior living facilities	26	33	26	33
Total licensed beds	2,208	2,643	2,208	2,643
Total facilities	472	507	472	507

Total Jointly Owned and Managed— (Unconsolidated)	15	15	15	15

REHABILITATION THERAPY SEGMENT**:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue mix %:
Company-operated	37%	37%	37%	37%
Non-affiliated	63%	63%	63%	63%
Sites of service (at end of period)	1,525	1,582	1,525	1,582
Revenue per site	$152,956	$156,362	$460,360	$489,854
Therapist efficiency %	66%	67%	68%	69%

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

•

Long-lived asset impairments.  We exclude non-cash long-lived asset impairment charges because we believe including them does not reflect the ongoing operating performance of our operating businesses.  Additionally, such impairment charges represent accelerated depreciation expense, and depreciation expense is excluded from EBITDA.

•

Goodwill and identifiable intangible asset impairments.  We exclude non-cash goodwill and identifiable intangible asset impairment charges because we believe including them does not reflect the ongoing operating performance of our operating businesses.

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

•

Other Items.  From time to time we incur costs or realize gains that we do not believe reflect the underlying performance of our operating businesses.  In the current reporting period, we incurred the following expenses that we believe are non-recurring in nature and do not reflect the ongoing operating performance of our operating businesses.

(1)

Skilled Healthcare and other loss contingency expense – We exclude the estimated settlement cost and any adjustments thereto regarding the four legal matters inherited by us in the Skilled and Sun Healthcare transactions and disclosed in the commitments and contingencies footnote to our consolidated financial statements describing our material legal proceedings.  In the nine months ended September 30, 2016, we increased our estimated loss contingency expense by $15.2 million related to these matters.  We believe these costs are non-recurring in nature as they will no longer be recognized following the final settlement of these matters.  We do not exclude the estimated settlement costs associated with all other legal and regulatory matters arising in the normal course of business.  Also, we do not believe the excluded costs reflect the underlying performance of our operating businesses.

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

(3)

Other non-recurring costs – In the three and nine months ended September 30, 2017, we excluded $3.5 million of costs primarily incurred in connection with the removal of a non-cash actuarially developed discount related to the settlement of workers’ compensation claims for policy years 2012 and prior.  In the three and nine months ended September 30, 2016, we excluded ($0.1) million and $0.8 million, respectively, of costs related to previously reported periods and a regulatory audit associated with acquired businesses and related to pre-acquisition periods.  We do not believe the excluded costs are recurring or reflect the underlying performance of our operating businesses.

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

The following table provides a reconciliation of the non-GAAP valuation measurement Adjusted EBITDAR from net loss attributable to Genesis Healthcare, Inc., the most directly comparable financial measure presented in accordance with GAAP (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net loss attributable to Genesis Healthcare, Inc.	$(373,824)	$(20,458)	$(489,741)	$(86,470)
Adjustments to compute Adjusted EBITDAR:
Loss from discontinued operations, net of taxes	2	24	70	1
Net loss attributable to noncontrolling interests	(241,200)	(31,921)	(314,446)	(72,895)
Depreciation and amortization expense	59,390	61,104	183,986	190,822
Interest expense	124,431	131,812	373,473	400,853
Income tax expense (benefit)	1,596	(25,888)	5,683	(19,738)
Lease expense	38,670	35,512	113,004	109,796
Loss on extinguishment of debt	—	15,363	2,301	15,830
Other loss (income)	2,379	(5,173)	15,602	(48,084)
Transaction costs	1,056	3,057	7,862	9,804
Customer receivership	297	—	35,864	—
Long-lived asset impairments	163,364	—	163,364	—
Goodwill and identifiable intangible asset impairments	360,046	—	360,046	—
Severance and restructuring	256	1,123	4,950	7,939
Losses of newly acquired, constructed, or divested businesses	5,320	3,594	15,589	7,121
Stock-based compensation	2,440	3,090	7,206	6,809
Skilled Healthcare and other loss contingency expense (1)	—	—	—	15,192
Regulatory defense and related costs (2)	41	1,043	492	2,101
Other non-recurring costs (3)	3,524	(141)	3,524	761
Adjusted EBITDAR	$147,788	$172,141	$488,829	$539,842

The following table provides a reconciliation of the non-GAAP performance measurement EBITDA and Adjusted EBITDA from net loss attributable to Genesis Healthcare, Inc., the most directly comparable financial measure presented in accordance with GAAP (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net loss attributable to Genesis Healthcare, Inc.	$(373,824)	$(20,458)	$(489,741)	$(86,470)
Adjustments to compute EBITDA:
Loss from discontinued operations, net of taxes	2	24	70	1
Net loss attributable to noncontrolling interests	(241,200)	(31,921)	(314,446)	(72,895)
Depreciation and amortization expense	59,390	61,104	183,986	190,822
Interest expense	124,431	131,812	373,473	400,853
Income tax expense (benefit)	1,596	(25,888)	5,683	(19,738)
EBITDA	$(429,605)	$114,673	(240,975)	412,573
Adjustments to compute Adjusted EBITDA:
Loss on extinguishment of debt	—	15,363	2,301	15,830
Other loss (income)	2,379	(5,173)	15,602	(48,084)
Transaction costs	1,056	3,057	7,862	9,804
Customer receivership	297	—	35,864	—
Long-lived asset impairments	163,364	—	163,364	—
Goodwill and identifiable intangible asset impairments	360,046	—	360,046	—
Severance and restructuring	256	1,123	4,950	7,939
Losses of newly acquired, constructed, or divested businesses	5,320	3,594	15,589	7,121
Stock-based compensation	2,440	3,090	7,206	6,809
Skilled Healthcare and other loss contingency expense (1)	—	—	—	15,192
Regulatory defense and related costs (2)	41	1,043	492	2,101
Other non-recurring costs (3)	3,524	(141)	3,524	761
Adjusted EBITDA	$109,118	$136,629	$375,825	$430,046

Additional lease payments not included in GAAP lease expense	85,396	88,871	258,724	265,781

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

We define our same-store inpatient operations as those skilled nursing and assisted living centers which have been operated by us, in a steady-state, for each comparable period in this Results of Operations discussion.  We exclude from that definition those skilled nursing and assisted living facilities recently acquired that were not operated by us for the entire period, as well as those that were divested prior to or during the most recent period presented.  In cases where we are developing new skilled nursing or assisted living centers, those operations are excluded from our same-store inpatient operations until the revenue driven by operating patient census is stable in the comparable periods.  Additionally, our inpatient business is proportionately impacted by the addition of the extra day in periods containing a leap year, as the nine months ended September 30, 2016 was.  We removed the proportional estimated impact from revenue and operating expenses for presentation of same-store results.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

A summary of our unaudited results of operations for the three months ended September 30, 2017 as compared with the same period in 2016 follows (in thousands, except percentages):

	Three months ended September 30,
	2017		2016		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$1,103,554	83.8%	$1,192,498	84.0%	$(88,944)	(7.5)%
Assisted/Senior living facilities	24,185	1.8%	29,423	2.1%	(5,238)	(17.8)%
Administration of third party facilities	2,266	0.2%	2,659	0.2%	(393)	(14.8)%
Elimination of administrative services	(370)	—%	(340)	—%	(30)	8.8%
Inpatient services, net	1,129,635	85.8%	1,224,240	86.3%	(94,605)	(7.7)%

Rehabilitation therapy services:
Total therapy services	244,471	18.6%	261,543	18.4%	(17,072)	(6.5)%
Elimination intersegment rehabilitation therapy services	(92,573)	(7.0)%	(101,156)	(7.1)%	8,583	(8.5)%
Third party rehabilitation therapy services	151,898	11.6%	160,387	11.3%	(8,489)	(5.3)%

Other services:
Total other services	42,901	3.3%	40,376	2.8%	2,525	6.3%
Elimination intersegment other services	(8,982)	(0.7)%	(6,009)	(0.4)%	(2,973)	49.5%
Third party other services	33,919	2.6%	34,367	2.4%	(448)	(1.3)%

Net revenues	$1,315,452	100.0%	$1,418,994	100.0%	$(103,542)	(7.3)%

	Three months ended September 30,
	2017		2016		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
EBITDA:
Inpatient services	$(403,767)	(35.7)%	$158,264	12.9%	$(562,031)	(355.1)%
Rehabilitation therapy services	15,646	6.4%	18,030	6.9%	(2,384)	(13.2)%
Other services	(310)	(0.7)%	1,794	4.4%	(2,104)	(117.3)%
Corporate and eliminations	(41,174)	—%	(63,415)	—%	22,241	(35.1)%
EBITDA	$(429,605)	(32.7)%	$114,673	8.1%	$(544,278)	(474.6)%

A summary of our unaudited condensed consolidating statement of operations follows (in thousands):

	Three months ended September 30, 2017
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,130,005	$244,471	$42,778	$123	$(101,925)	$1,315,452
Salaries, wages and benefits	507,075	205,232	27,097	—	—	739,404
Other operating expenses	442,816	19,455	15,242	—	(101,926)	375,587
General and administrative costs	—	—	—	40,732	—	40,732
Provision for losses on accounts receivable	22,078	1,974	447	688	—	25,187
Lease expense	37,895	(14)	302	487	—	38,670
Depreciation and amortization expense	51,666	3,497	167	4,060	—	59,390
Interest expense	103,306	14	9	21,102	—	124,431
Investment income	—	—	—	(1,596)	—	(1,596)
Other loss	2,379	—	—	—	—	2,379
Transaction costs	—	—	—	1,056	—	1,056
Customer receivership	—	297	—	—	—	297
Long-lived asset impairments	161,483	1,881	—	—	—	163,364
Goodwill and identifiable intangible asset impairments	360,046	—	—	—	—	360,046
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(571)	502	(69)
(Loss) income before income tax benefit	(558,739)	12,135	(486)	(65,835)	(501)	(613,426)
Income tax expense	—	—	—	1,596	—	1,596
(Loss) income from continuing operations	$(558,739)	$12,135	$(486)	$(67,431)	$(501)	$(615,022)

	Three months ended September 30, 2016
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,224,580	$261,543	$40,226	$150	$(107,505)	$1,418,994
Salaries, wages and benefits	586,654	219,864	27,896	—	—	834,414
Other operating expenses	428,820	18,903	10,610	—	(107,505)	350,828
General and administrative costs	—	—	—	46,545	—	46,545
Provision for losses on accounts receivable	21,088	4,722	(161)	(47)	—	25,602
Lease expense	34,745	24	269	474	—	35,512
Depreciation and amortization expense	53,313	2,943	163	4,685	—	61,104
Interest expense	109,339	14	10	22,449	—	131,812
Loss on extinguishment of debt	—	—	—	15,363	—	15,363
Investment income	—	—	—	(934)	—	(934)
Other income	(4,991)	—	(182)	—	—	(5,173)
Transaction costs	—	—	—	3,057	—	3,057
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,608)	715	(893)
(Loss) income before income tax benefit	(4,388)	15,073	1,621	(89,834)	(715)	(78,243)
Income tax benefit	—	—	—	(25,888)	—	(25,888)
(Loss) income from continuing operations	$(4,388)	$15,073	$1,621	$(63,946)	$(715)	$(52,355)

Net Revenues

Net revenues for the three months ended September 30, 2017 decreased by $103.5 million, or 7.3%, as compared with the three months ended September 30, 2016.

Inpatient Services – Revenue decreased $94.6 million, or 7.7%, in the three months ended September 30, 2017 as compared with the same period in 2016. On a same-store basis, excluding the impact of 38 divested underperforming facilities and the acquisition or development of nine additional facilities on comparability, inpatient services revenue declined $53.8 million, or 4.6%.  There was $28.2 million less incremental revenue pertaining to the Texas MPAP program in the three months ended September 30, 2017 as compared with the same period in 2016.  The remaining same-store decrease of $25.6 million, or 2.2%, is principally due to a decline in the occupancy and skilled mix of legacy Genesis inpatient facilities, partially offset by increased payment rates.  We attribute the decline in occupancy and skilled mix principally to the impact of healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payers and conveners to divert certain skilled nursing referrals to home health or other community based care settings.

For an expanded discussion regarding the factors influencing our census decline, see Item 1, “Business – Recent Regulatory and other Governmental Actions Affecting Revenue” in our annual report on form 10-K filed with the SEC, as well as “Key Performance and Valuation Measures” in this MD&A for quantification of the census trends and revenue per patient day.

Rehabilitation Therapy Services – Revenue decreased $8.5 million, or 5.3% comparing the three months ended September 30, 2017 with the same period in 2016.  Of that decrease, $19.2 million is due to lost contract business, offset by $14.1 million attributed to new contracts and price increases to certain existing customers.  The remaining decrease of $3.3 million is principally due to reduced volume of services provided existing customers due to the reduction in lengths of stay and skilled patient populations impacting the entire industry.

Other Services – Other services revenue decreased $0.4 million, or 1.3% in the three months ended September 30, 2017 as compared with the same period in 2016.

EBITDA

EBITDA for the three months ended September 30, 2017 decreased by $544.3 million.  Excluding the impact of other loss (income), transaction costs, customer receivership charges, long-lived asset impairments and goodwill and identifiable intangible asset impairments, EBITDA decreased $30.4 million, or 23.8% when compared with the same period in 2016.  The contributing factors for this net decrease are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDA decreased in the three months ended September 30, 2017 as compared with the same period in 2016, by $562.0 million.  Excluding the impact of other loss (income), long-lived asset impairments and goodwill and identifiable intangible asset impairments, EBITDA decreased $33.1 million, or 21.6%.  On a same store basis, the inpatient services EBITDA, as adjusted, decreased $30.0 million, or 20.3%.  This same-store decline is net of an $8.0 million reduction in our self-insurance program expense in the three months ended September 30, 2017 as compared with the same period in 2016.  While we still see acceleration of professional liability claims activity, we have seen marked improvements in the performance of our workers’ compensation and health benefit programs relative to the same period in 2016.  As compared with the same period in 2016, the three months ended September 30, 2017 has $8.1 million less incremental EBITDA attributed to the Texas MPAP program due to that programs expiration in August 2016.  Accounts receivable collections performance continues to be strong, however, as compared with the three months ended September 30, 2016, which reflected particularly strong collections, the three months ended September 30, 2017 had an incremental provision of $2.0 million.  The remaining $27.9 million decrease in EBITDA of the segment is attributed to the continued pressures on skilled mix and overall occupancy of our inpatient facilities described above under “Net Revenues,” and accelerating nursing wage inflation.  Nursing wage inflation increased 3.9% in the three months ended September 30, 2017 as compared with the same period in 2016, and is up 1.8% over the immediately preceding three months ended June 30, 2017.

Rehabilitation Therapy Services – EBITDA of the rehabilitation therapy segment decreased by $2.4 million.   On an adjusted basis, excluding the impact of customer receivership charges and long-lived asset impairments, Adjusted EBITDA decreased $0.2 million, or 1.1% comparing the three months ended September 30, 2017 with the same period in 2016.  Lost contracts exceeded new contracts by $0.6 million.  Startup costs of our operations in China for the three therapy months ended September 30, 2017 exceeded those in the comparable period in 2016 by $0.4 million.  The remaining increase of EBITDA of $0.8 million is principally attributed to overhead cost reductions and favorable pricing increases, partially offset by therapist efficiency which declined to 66.3% in the three months ended September 30, 2017 compared with 67.5% in the comparable period in the prior year.

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

Other Services — EBITDA decreased $2.1 million in the three months ended September 30, 2017 as compared with the same period in 2016.  This decrease was principally driven by increased information technology costs in our physician services business to expand our accountable care organization participation and value based programing compliance.

Corporate and Eliminations — EBITDA increased $22.2 million in the three months ended September 30, 2017 as compared with the same period in 2016.  EBITDA of our corporate function includes other income, charges, gains or losses associated with transactions that in our chief operating decision maker’s view are outside of the scope of our reportable segments.  These other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $17.4 million of the net increase in EBITDA.  Corporate overhead costs decreased $5.0 million, or 10.8%, in the three months ended September 30, 2017 as compared with the same period in 2016. This decrease is principally due to the focus on cost containment to address market pressures on our business. The remaining decrease in EBITDA of $0.2 million is primarily the result of a reduction in earnings from our unconsolidated affiliates accounted for as equity investments.

Other loss (income) — Consistent with our strategy to divest assets in non-strategic markets, we incur losses and generate gains resulting from the sale, transition or closure of underperforming operations and assets.  Other loss recognized for the three months ended September 30, 2017 was a net $2.4 million, attributable primarily to the transition of three leased skilled nursing facilities to new operators and closure of one skilled nursing facility in that period.  Other income was a net $5.2 million for the same period in 2016, which was principally the recognized gain on the sale of two assisted living facilities in that period.

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the three months ended September 30, 2017 and 2016 were $1.1 million and $3.1 million, respectively.

Asset Impairments — In the three months ended September 30, 2017 we recognized impairments of long-lived assets and goodwill and identifiable intangible assets of $163.4 million and $360.0 million, respectively.  For more information about the conditions of the business which contributed to these impairments, see “Going Concern Considerations” and “Industry Trends” in this MD&A, as well as Note 1 – “General Information – Going Concern Considerations” and Note 15 – “Asset Impairment Charges.”

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDA and (loss) income from continuing operations of all reportable segments, other services, corporate and eliminations in our consolidating statement of operations for the three months ended September 30, 2017 as compared with the same period in 2016.

Depreciation and amortization — Each of our reportable segments, other services and corporate overhead have depreciating property, plant and equipment, including depreciation on leased properties accounted for as capital leases or as a financing obligation. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  Depreciation and amortization expense decreased $1.7 million in the three months ended September 30, 2017 as compared with the same period in 2016, principally due to divestiture activity.  On a same store basis, depreciation and amortization increased $0.5 million in the three months ended September 30, 2017 as compared with the same period in 2016.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our Revolving Credit Facilities, Term Loan Facility, Real Estate Bridge Loans and mortgage instruments, as well as the expense associated with leases accounted for as capital leases or financing obligations.  Interest expense decreased $7.4 million in the three months ended September 30, 2017 as compared with the same period in the prior year.  On a same store basis, interest expense decreased $6.0 million in the three months ended September 30, 2017 as compared with the same period in 2016.  Of that decrease, $0.4 million is due to a reduction in cash interest resulting from the reduced borrowings under the Term Loan Facility through application of proceeds from asset sales and Real Estate Bridge Loans refinanced with lower rate HUD guaranteed mortgage debt.  The remaining $5.6 million decrease is principally attributed to non-cash accounting for lease transactions completed over the past twelve months.

Income tax expense — For the three months ended September 30, 2017, we recorded an income tax expense of $1.6 million from continuing operations representing an effective tax rate of (0.3)% compared to an income tax benefit of $25.9 million from continuing operations, representing an effective tax rate of 33.1% for the same period in 2016.  There is a full valuation allowance against our deferred tax assets, excluding our deferred tax asset on our Bermuda captive insurance company’s discounted unpaid loss reserve.  Previously, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets.  As of September 30, 2017, we have determined that the valuation allowance is still necessary.

Net Loss Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between loss from continuing operations and net loss attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the three months ended September 30, 2017 as compared with the same period in 2016.

Loss (income) from discontinued operations — Prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disposals of Components of an Entity (ASU 2014-08), we routinely classified reporting units exited, closed or otherwise disposed as discontinued operations.  ASU 2014-08 changed the criteria to qualify such transactions for discontinued operations treatment, making it hard to reach that conclusion.  Therefore, since 2014, none of our more recently exited, closed or otherwise disposed assets have been classified as discontinued operations.  The activity reported as discontinued operations in the three months ended September 30, 2017 and the same period in 2016 was de minimis, associated with exit, closure and disposal activities of reporting units identified as discontinued operations prior to adoption of ASU 2014-08.

Net loss attributable to noncontrolling interests — Following the closing of the Combination, the combined results of Skilled and FC-GEN were consolidated with approximately 42% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity.  The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares.  Since the Combination, there have been conversions of 2.8 million Class C common stock, leaving a remaining direct noncontrolling economic interest of 39.4%.  For the three months ended September 30, 2017 and 2016, loss of $241.8 million and $32.8 million, respectively, has been attributed to the Class C common stock.

In addition to the noncontrolling interests attributable to the Class C common stock holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any VIEs where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the three months ended September 30, 2017 and 2016, income of $0.6 million and $0.9 million, respectively, has been attributed to these unaffiliated third parties.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

A summary of our unaudited results of operations for the nine months ended September 30, 2017 as compared with the same period in 2016 follows (in thousands, except percentages):

	Nine months ended September 30,
	2017		2016		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$3,404,181	84.0%	$3,595,258	82.9%	$(191,077)	(5.3)%
Assisted/Senior living facilities	72,262	1.8%	90,772	2.1%	(18,510)	(20.4)%
Administration of third party facilities	6,841	0.2%	8,608	0.2%	(1,767)	(20.5)%
Elimination of administrative services	(1,139)	—%	(1,077)	—%	(62)	5.8%
Inpatient services, net	3,482,145	86.0%	3,693,561	85.2%	(211,416)	(5.7)%

Rehabilitation therapy services:
Total therapy services	743,605	18.4%	821,704	19.1%	(78,099)	(9.5)%
Elimination intersegment rehabilitation therapy services	(287,599)	(7.1)%	(311,060)	(7.2)%	23,461	(7.5)%
Third party rehabilitation therapy services	456,006	11.3%	510,644	11.9%	(54,638)	(10.7)%

Other services:
Total other services	133,168	3.3%	142,336	3.3%	(9,168)	(6.4)%
Elimination intersegment other services	(25,459)	(0.6)%	(16,971)	(0.4)%	(8,488)	50.0%
Third party other services	107,709	2.7%	125,365	2.9%	(17,656)	(14.1)%

Net revenues	$4,045,860	100.0%	$4,329,570	100.0%	$(283,710)	(6.6)%

	Nine months ended September 30,
	2017		2016		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
EBITDA:
Inpatient services	$(126,921)	(3.6)%	$478,652	13.0%	$(605,573)	(126.5)%
Rehabilitation therapy services	20,126	2.7%	60,708	7.4%	(40,582)	(66.8)%
Other services	5	0.0%	50,776	35.7%	(50,771)	(100.0)%
Corporate and eliminations	(134,185)	—%	(177,563)	—%	43,378	(24.4)%
EBITDA	$(240,975)	(6.0)%	$412,573	9.5%	$(653,548)	(158.4)%

A summary of our unaudited condensed consolidating statement of operations follows (in thousands):

	Nine months ended September 30, 2017
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$3,483,284	$743,605	$132,718	$450	$(314,197)	$4,045,860
Salaries, wages and benefits	1,597,007	619,928	86,365	—	—	2,303,300
Other operating expenses	1,303,448	56,433	44,456	—	(314,198)	1,090,139
General and administrative costs	—	—	—	127,041	—	127,041
Provision for losses on accounts receivable	62,448	8,641	995	616	—	72,700
Lease expense	110,661	—	897	1,446	—	113,004
Depreciation and amortization expense	159,483	11,110	506	12,887	—	183,986
Interest expense	309,948	42	28	63,455	—	373,473
Loss on extinguishment of debt	—	—	—	2,301	—	2,301
Investment income	—	—	—	(4,097)	—	(4,097)
Other loss	15,112	732	—	(242)	—	15,602
Transaction costs	—	—	—	7,862	—	7,862
Customer receivership	—	35,864	—	—	—	35,864
Long-lived asset impairments	161,483	1,881	—	—	—	163,364
Goodwill and identifiable intangible asset impairments	360,046	—	—	—	—	360,046
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,702)	1,411	(291)
(Loss) income before income tax benefit	(596,352)	8,974	(529)	(209,117)	(1,410)	(798,434)
Income tax expense	—	—	—	5,683	—	5,683
(Loss) income from continuing operations	$(596,352)	$8,974	$(529)	$(214,800)	$(1,410)	$(804,117)

	Nine months ended September 30, 2016
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$3,694,638	$821,704	$141,970	$366	$(329,108)	$4,329,570
Salaries, wages and benefits	1,748,232	689,833	96,759	—	—	2,534,824
Other operating expenses	1,296,069	58,927	36,198	—	(329,108)	1,062,086
General and administrative costs	—	—	—	139,999	—	139,999
Provision for losses on accounts receivable	68,757	12,165	993	(139)	—	81,776
Lease expense	107,047	71	1,209	1,469	—	109,796
Depreciation and amortization expense	167,208	9,137	805	13,672	—	190,822
Interest expense	328,385	43	30	72,395	—	400,853
Loss on extinguishment of debt	—	—	—	15,830	—	15,830
Investment income	—	—	—	(2,073)	—	(2,073)
Other income	(4,119)	—	(43,965)	—	—	(48,084)
Transaction costs	—	—	—	9,804	—	9,804
Skilled Healthcare and other loss contingency expense	—	—	—	15,192	—	15,192
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(3,894)	1,741	(2,153)
(Loss) income before income tax expense	(16,941)	51,528	49,941	(261,889)	(1,741)	(179,102)
Income tax benefit	—	—	—	(19,738)	—	(19,738)
(Loss) income from continuing operations	$(16,941)	$51,528	$49,941	$(242,151)	$(1,741)	$(159,364)

Net Revenues

Net revenues for the nine months ended September 30, 2017 decreased by $283.7 million, or 6.6%, as compared with the nine months ended September 30, 2016.

Inpatient Services – Revenue decreased $211.4 million, or 5.7%, in the nine months ended September 30, 2017 as compared with the same period in 2016. On a same-store basis, excluding the impact of leap year, 41 divested underperforming facilities and the acquisition or development of ten additional facilities on comparability, inpatient services revenue declined $121.2 million, or 3.5%.  There was $53.0 million less incremental revenue pertaining to the Texas MPAP program in the nine months ended September 30, 2017 as compared with the same period in 2016.  The remaining same-store decrease of $68.2 million, or 2.0%, is principally due to a decline in the occupancy and skilled mix of legacy Genesis inpatient facilities, partially offset by increased payment rates.  We attribute the decline in occupancy and skilled mix principally to the impact of healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payers and conveners to divert certain skilled nursing referrals to home health or other community based care settings.

For an expanded discussion regarding the factors influencing our census decline, see Item 1, “Business – Recent Regulatory and other Governmental Actions Affecting Revenue” in our Annual Report on Form 10-K filed with the SEC, as well as “Key Performance and Valuation Measures” in this MD&A for quantification of the census trends and revenue per patient day.

Rehabilitation Therapy Services – Revenue decreased $54.6 million, or 10.7% comparing the nine months ended September 30, 2017 with the same period in 2016.  Of that decrease, $60.1 million is due to lost contract business, offset by $27.2 million attributed to new contracts.  The remaining decrease of $21.7 million is principally due to reduced volume of services provided to existing customers due to the reduction in lengths of stay and skilled patient populations impacting the entire industry, and partially offset with price increases to certain existing customers.

Other Services – Other services revenue decreased $17.7 million, or 14.1% in the nine months ended September 30, 2017 as compared with the same period in 2016. On a same-store basis, after eliminating the impact of selling the hospice and homecare businesses on May 1, 2016, other services revenue increased $3.6 million or 3.4%.  This remaining increase was principally attributed to new business growth in our staffing services business.

EBITDA

EBITDA for the nine months ended September 30, 2017 decreased by $653.5 million.  Excluding the impact of other loss (income), transaction costs, customer receivership charges, long-lived asset impairments, goodwill and identifiable intangible asset impairments and Skilled Healthcare and other loss contingency expense, EBITDA decreased $61.3 million, or 15.1% when compared with the same period in 2016.    The contributing factors for this net decrease are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDA decreased in the nine months ended September 30, 2017 as compared with the same period in 2016, by $605.6 million.  Excluding the impact of other loss (income), long-lived asset impairments and goodwill, EBITDA decreased $64.8 million, or 13.7% when compared with the same period in 2016.  On a same store basis, the inpatient EBITDA decreased $56.2 million.  Of that same-store decline, our self-insurance programs resulted in a reduction of $5.3 million EBITDA in the nine months ended September 30, 2017 as compared with the same period in 2016.  While our self-insurance programs in 2017 are performing within expected ranges, the 2016 period included more favorable development, principally in our workers compensation deductible programs.  Improved accounts receivable collections performance resulted in a reduction in the provision for losses on accounts receivable of $2.6 million and a corresponding increase of EBITDA in the nine months ended September 30, 2017 as compared with the same period in 2016. The comparably higher levels of provision for accounts receivable in the nine months ended September 30, 2016 were principally due to resource allocation to integration activities related to acquisitions completed in 2015 as well as the relative condition of the acquired accounts receivables.  As compared with the same period in 2016, the nine months ended September 30, 2017 has $15.3 million less incremental EBITDA attributed to the Texas MPAP program due to that programs expiration in August 2016.  The remaining $38.2 million decrease in EBITDA of the segment is attributed to the continued pressures on skilled mix and overall occupancy of our inpatient facilities described above under “Net Revenues,” and accelerating nursing wage inflation.  Nursing wage inflation increased 2.9% in the nine months ended September 30, 2017 as compared with the same period in 2016.

Rehabilitation Therapy Services – EBITDA of the rehabilitation therapy segment decreased by $40.6 million comparing the nine months ended September 30, 2017 with the same period in 2016.  Excluding the impact of other loss (income), customer receivership charges and long-lived asset impairments, EBITDA decreased $2.1 million, or 3.5% when compared with the same period in 2016.  Lost therapy contracts exceeded new contracts by $4.8 million.  Startup costs of our operations in China for the nine months ended September 30, 2017 exceeded those in the comparable period in 2016 by $4.1 million.  The remaining increase of EBITDA of $6.8 million is principally attributed to overhead cost reductions, favorable average costs of labor and pricing increases, partially offset by therapist efficiency which declined to 67.5% in the nine months ended September 30, 2017 compared with 68.7% in the comparable period in the prior year.

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

Other Services — EBITDA decreased $50.8 million in the nine months ended September 30, 2017 as compared with the same period in 2016.  On a same-store basis, excluding the impact of the sale of the hospice and home health business effective May 1, 2016, EBITDA decreased $3.8 million, principally driven by increased information technology costs in our physician services business to expand our accountable care organization participation and value based programing compliance

Corporate and Eliminations — EBITDA increased $43.4 million in the nine months ended September 30, 2017 as compared with the same period in 2016.  EBITDA of our corporate function includes other income, charges, gains or losses associated with transactions that in our chief operating decision maker’s view are outside of the scope of our reportable segments.  These other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $30.9 million of the net increase in EBITDA.  Corporate overhead costs decreased $12.3 million, or 8.7%, in the nine months ended September 30, 2017 as compared with the same period in 2016. This decrease is principally due to the focus on cost containment to address market pressures on our business. The remaining increase in EBITDA of $0.2 million is primarily the result of incremental investment income, partially offset with a reduction in investment earnings from our unconsolidated affiliates accounted for on the equity method.

Other loss (income) — Consistent with our strategy to divest assets in non-strategic markets, we incur losses and generate gains resulting from the sale, transition or closure of underperforming operations and assets.  Other loss recognized for the nine months ended September 30, 2017 was a net $15.6 million, principally attributable to the exit or sale of 28 skilled nursing and assisted facilities over the course of 2017.  Other income for the same period in 2016 was principally the recognized gain of $44.0 million on the sale of hospice and homecare operations effective May 1, 2016 and net gain of $4.1 million on sale of two skilled nursing and two assisted living facilities over the course of 2016.

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the nine months ended September 30, 2017 and 2016 were $7.9 million and $9.8 million, respectively.

Customer receivership – In July 2017, a significant customer of our rehabilitation services business filed for receivership.  This customer operated 65 skilled nursing facilities in six states at the time of the filing.  While we are assessing our options relative to this customer’s accounts, both the accumulated accounts receivable owing and future revenue prospects, we have recorded a $35.6 million non-cash impairment charge in the nine months ended September 30, 2017, representing the outstanding accounts receivable balance from this customer.  Additionally, in September 2017, we became aware of separate customer operating a single nursing center in West Virginia sought protection through a receivership filing.  We recorded a $0.3 million charge in the nine months ended September 30, 2017, representing the outstanding accounts receivable balance from this customer.

Asset Impairments — In the nine months ended September 30, 2017 we recognized impairments of long-lived assets and goodwill and identifiable intangible assets of $163.4 million and $360.0 million, respectively.  For more information about the conditions of the business which contributed to these impairments, see “Going Concern Considerations” and “Industry Trends” in this MD&A, as well as Note 1 – “General Information – Going Concern Considerations” and Note 15 – “Asset Impairment Charges.”

Skilled Healthcare and other loss contingency expense — For the nine months ended September 30, 2016, we accrued $15.2 million for contingent liabilities.  There was no change in the estimated settlement value of that contingent liability in the nine months ended September 30, 2017.  As previously disclosed, the 2016 accrual pertains to the agreement in principle reached with the DOJ in July 2016 and finalized in June 2017.  See Note 12 – “Commitments and Contingencies – Legal Proceedings.”

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDA and (loss) income from continuing operations of all reportable segments, other services, corporate and eliminations in our consolidating statement of operations for the nine months ended September 30, 2017 as compared with the same period in 2016.

Depreciation and amortization — Each of our reportable segments, other services and corporate overhead have depreciating property, plant and equipment, including depreciation on leased properties accounted for as capital leases or as a financing obligation. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  Depreciation and amortization expense decreased $6.8 million in the nine months ended September 30, 2017 as compared with the same period in 2016, principally due to divestiture activity.  On a same store basis, depreciation and amortization increased $1.7 million in the nine months ended September 30, 2017 as compared with the same period in 2016.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our Revolving Credit Facilities, Term Loan Facility, Real Estate Bridge Loans and mortgage instruments, as well as the expense associated with leases accounted for as capital leases or financing obligations.  Interest expense decreased $27.4 million in the nine months ended September 30, 2017 as compared with the same period in the prior year.  On a same store basis, interest expense is down $23.6 million in the nine months ended September 30, 2016 as compared with the same period in 2016.  Of that decrease, $1.6 million is due to a reduction in cash interest resulting from the reduced borrowings under the Term Loan Facility through application of proceeds from asset sales and Real Estate Bridge Loans refinanced with lower rate HUD guaranteed mortgage debt.  The remaining $22.0 million decrease is principally attributed to non-cash accounting for lease transactions completed over the past twelve months.

Income tax expense — For the nine months ended September 30, 2017, we recorded an income tax expense of $5.7 million from continuing operations representing an effective tax rate of (0.7)% compared to an income tax benefit of $19.7 million from continuing operations, representing an effective tax rate of 11.0% for the same period in 2016.  There is a full valuation allowance against our deferred tax assets, excluding our deferred tax asset on our Bermuda captive insurance company’s discounted unpaid loss reserve.  Previously, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets.  As of September 30, 2017, we have determined that the valuation allowance is still necessary.

Net Loss Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between loss from continuing operations and net loss attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the nine months ended September 30, 2017 as compared with the same period in 2016.

Loss from discontinued operations — Prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disposals of Components of an Entity (ASU 2014-08), we routinely classified reporting units exited, closed or otherwise disposed as discontinued operations.  ASU 2014-08 changed the criteria to qualify such transactions for discontinued operations treatment, making it hard to reach that conclusion.  Therefore, since 2014, none of our more recently exited, closed or otherwise disposed assets have been classified as discontinued operations.  The activity reported as discontinued operations in the nine months ended September 30, 2017 and the same period in 2016 was de minimis, associated with exit, closure and disposal activities of reporting units identified as discontinued operations prior to adoption of ASU 2014-08.

Net loss attributable to noncontrolling interests — Following the closing of the Combination, the combined results of Skilled and FC-GEN were consolidated with approximately 42% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity.  The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares.  Since the Combination, there have been conversions of 2.8 million Class C common stock, leaving a remaining direct noncontrolling economic interest of 39.4%.  For the nine months ended September 30, 2017 and 2016, loss of $316.1 million and $75.1 million, respectively, has been attributed to the Class C common stock.

In addition to the noncontrolling interests attributable to the Class C common stock holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any VIEs where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the nine months ended September 30, 2017 and 2016, income of $1.6 million and $2.2 million, respectively, has been attributed to these unaffiliated third parties.

Liquidity and Capital Resources

Cash Flow and Liquidity

The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Nine months ended September 30,
	2017	2016
Net cash provided by operating activities	$67,358	$35,302
Net cash provided by investing activities	49,400	962
Net cash used in financing activities	(117,575)	(43,967)
Net decrease in cash and cash equivalents	(817)	(7,703)
Beginning of period	51,408	61,543
End of period	$50,591	$53,840

Net cash provided by operating activities in the nine months ended September 30, 2017 increased $32.1 million compared with the same period in 2016.  The increase in cash provided by operations is principally due to improved collections of inpatient account receivable in the nine months ended September 30, 2017 as compared with the same period in 2016, partially offset by timing of disbursements. The nine months ended September 30, 2017 was negatively impacted by the early retirement of workers’ compensation reserves of $25.8 million.

Net cash provided by investing activities in the nine months ended September 30, 2017 was $49.4 million, compared to net cash provided of $1.0 million in the same period in 2016. There were proceeds from the asset sales in the nine months ended September 30, 2017 of $79.3 million principally from the sale of 18 skilled nursing facilities located in Kansas, Missouri, Nebraska and Iowa, as compared with the same period in 2016, which included the receipt of $149.4 million in asset sales consisting primarily of $72.0 million, $67.0 million, $9.4 million and $1.9 million for the sale of our hospice and home care business, 18 assisted living facilities in Kansas, an office building in Albuquerque, New Mexico and a closed skilled nursing facility in Missouri, respectively. There were no asset acquisitions in the nine months ended September 30, 2017 compared to a use of investing cash flow of $108.3 million related to the purchase of skilled nursing facilities, which include the acquisition of 11 skilled nursing facilities in Pennsylvania, North Carolina, Maryland, New Jersey and Vermont for $106.8 million, for the same period in the prior year.  Routine capital expenditures for the nine months ended September 30, 2017 decreased by $22.3 million as compared with the same period in the prior year.  The remaining incremental use of cash from investing activities of $12.1 million in the nine months ended September 30, 2017 as compared with the same period in 2016 is principally due to the change in restricted cash and equivalents in our captive insurance companies, offset by net purchases in marketable securities.

Net cash used in financing activities was $117.6 million in the nine months ended September 30, 2017 compared to a use of $44.0 million in the same period in 2016.  The net increase in cash used in financing activities of $73.6 million is principally attributed to debt borrowings exceeding debt repayments in the nine months ended September 30, 2017 as compared to the same period in 2016.  In the nine months ended September 30, 2017, we had a net decrease in repayment activity under the Revolving Credit Facilities of $101.4 million as compared with $184.0 million of reduced Revolving Credit Facilities borrowings in the same period in 2016.  In the nine months ended September 30, 2017, we used $72.1 million of the proceeds from the sale of 18 skilled nursing facilities located in Kansas, Missouri, Nebraska and Iowa to repay indebtedness.  In the nine months ended September 30, 2017, we used $23.9 million in proceeds from HUD insured financing on three skilled nursing facilities to repay Real Estate Bridge Loan indebtedness.  In the nine months ended September 30, 2016, we used $54.2 million of the proceeds from the sale of 18 assisted living facilities in Kansas and $72.0 million from the sale of our hospice and home care business to repay long-term debt.  In the nine months ended September 30, 2016, we used the proceeds of $90.9 million of newly issued mortgage debt to purchase skilled nursing facilities.  In the nine months ended September 30, 2016, we used $143.2 million of proceeds from HUD insured financing on 21 skilled nursing facilities to repay $143.2 million of Real Estate Bridge Loan indebtedness.  In the nine months ended September 30,  2016, we used $120.0 million of proceeds from the Term Loans to assist in repayment of the remaining $153.4 million balance of the retired term loan facility. The remaining net reduction in the use of cash of $12.4 million in the nine months ended September 30, 2017 compared with the same period in 2016 is principally due to scheduled debt repayments, debt issuance costs, distributions to noncontrolling interests and proceeds from tenant improvement draws in the 2017 period exceeding similar financing activities in the 2016 period.

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

At September 30, 2017, we had cash and cash equivalents of $50.6 million and available borrowings under our Revolving Credit Facilities of $41.9 million, after taking into account $54.8 million of letters of credit drawn against our Revolving Credit Facilities. During the nine months ended September 30, 2017, we maintained liquidity sufficient to meet our working capital, capital expenditure and development activities.  We expect that our cash balances, available borrowings under our revolving credit facilities and expected cash flow from operations will be insufficient to meet all of our fixed obligations.  Because of these factors and our current financial condition we are seeking to preserve cash and execute on the Restructuring Plans with our key credit parties.  In connection with these Restructuring Plans, the counterparties to the Welltower Bridge Loans, the Term Loans and certain other loans have agreed to defer all principal and interest payments through February 15, 2018.

If we are unable to generate sufficient funds to meet our obligations, we may be required to refinance, restructure or otherwise amend some or all of such obligations, divest assets or raise additional equity.  There is no assurance that such activities can be accomplished or, if accomplished, would raise sufficient funds to meet these obligations.

Our ability to service our financial obligations, in addition to our ability to comply with the financial and restrictive covenants contained in the major agreements and other agreements, is dependent upon, among other things, our ability to develop or attain a sustainable capital structure and our future performance which is subject to financial, economic, competitive, regulatory and other factors. Many of these factors are beyond our control.

As currently structured, it is unlikely that we will be able to generate sufficient cash flow to cover required financial obligations, including our rent obligations, our debt service obligations and other obligations due to third parties.

We and our counterparties to the Restructuring Plans have entered into preliminary and non-binding agreements in an effort to attain a sustainable capital structure for us.  We believe that it is in the best interest of all creditors to grant necessary waivers or reach negotiated settlements to enable us to continue as a going concern while we work with our counterparties to the Restructuring Plans to strengthen significantly our capital structure.  However, there can be no assurance that such waivers will be received in future periods or such settlements reached.  If future defaults are not cured within applicable cure periods, if any, and if waivers or other relief are not obtained, the defaults can cause acceleration of our financial obligations under certain of our agreements, which we may not be in a position to satisfy.

In the event of a failure to obtain necessary waivers or otherwise achieve the fixed charge reductions contained in the Restructuring Plans, we may be forced to seek reorganization under the U.S. Bankruptcy Code.  The existence of these factors raises substantial doubt about our ability to continue as a going concern.

Financing Activities

During the nine months ended September 30, 2017, we completed three mortgage refinancings through HUD totaling $23.9 million. Since the Combination, we have repaid or refinanced $238.0 million of Real Estate Bridge Loans with $292.8 million remaining outstanding at September 30, 2017.

In April 2017, we entered into a strategic dining and nutrition partnership to further leverage our national platforms, process expertise and technology.  The relationship, which is expected to be accretive to us, will provide additional liquidity, cost efficiency and enhanced operational performance.

Divestiture of Non-Strategic Facilities

Consistent with our strategy to divest assets in non-strategic markets, we have exited the inpatient operations of 30 skilled nursing facilities in 10 states, including:

•

The closure of one skilled nursing facility located in California on September 28, 2017 that is subject to a master lease agreement with Sabra as noted in Lease Amendments below. A loss was recognized totaling $0.1 million.

•

The sale of two skilled nursing facilities located in Georgia on October 1, 2017 that were subject to a master lease agreement with Sabra as noted in Lease Amendments below.  A loss was recognized totaling $1.9 million.

•

The sale of one skilled nursing facility located in Colorado on July 10, 2017 that was subject to a master lease agreement with Sabra as noted in Lease Amendments below. The skilled nursing facility had annual revenue of $5.7 million and pre-tax net loss of $2.2 million.  A loss was recognized totaling $0.5 million.

•

The sale of one skilled nursing facility located in North Carolina on June 1, 2017. The skilled nursing facility was subject to a master lease agreement and had annual revenue of $6.4 million and pre-tax net loss of $1.0 million.  A loss was recognized totaling $0.5 million.

•

The sale of 18 skilled nursing facilities (16 owned and 2 leased) in the states of Kansas, Missouri, Nebraska and Iowa on April 1, 2017.  The transaction marks an exit from the inpatient business in these states.  The 18 facilities generated annual revenue of $110.1 million, pre-tax net loss of $10.7 million and had total assets of $91.6 million.  Sale proceeds of $80 million, net of transaction costs, was principally used to repay indebtedness of the skilled nursing facilities.  A loss was recognized totaling $6.4 million.  One of the leased skilled nursing facilities was subleased to a new operator resulting in a loss associated with a cease to use asset of $4.1 million.

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

We expect to divest an additional 14 underperforming assets or assets in non-strategic markets through early calendar 2018.

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

 Financial Covenants

The Revolving Credit Facilities, the Term Loan Agreement and the Welltower Bridge Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a springing minimum fixed charge coverage ratio tied to minimum liquidity and maximum capital expenditures.  At September 30, 2017, we were not in compliance with certain of the financial covenants contained in the Credit Facilities.  We received waivers from the counterparties to the Term Loan Agreement and the Welltower Bridge Loans for any and all breaches of financial or other covenants as of September 30, 2017.  We are engaged in discussions with our counterparties to the Revolving Credit Facilities to secure a 90-day forbearance agreement through late January 2018.

We have master lease agreements with Welltower, Sabra, Omega and Second Spring (collectively, the Master Lease Agreements).  Our Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity.  At September 30, 2017, we were not in compliance with the covenants contained in the Master Lease Agreements.  We received waivers from the counterparties to the Master Lease Agreements for any and all breaches of financial and other covenants as of September 30, 2017.

We have a master lease agreement with CBYW involving 28 of our facilities.  We did not meet certain financial covenants contained in this master lease agreement at September 30, 2017.  We received a waiver for this covenant breach through October 24, 2019.

At September 30, 2017, we did not meet certain financial covenants contained in three leases related to 26 of our facilities.  We are and expect to continue to be current in the timely payment of our obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of our other loan or lease agreements.  We will continue to work with the related credit parties to amend such leases and the related financial covenants.  We do not believe the breach of such financial covenants has a material adverse impact on us at September 30, 2017.

We believe that it is in the best interests of all creditors to grant necessary waivers or reach negotiated settlements to enable us to execute and complete the Restructuring Plans in order to establish a sustainable capital structure.

However, there can be no assurance that such waivers will be received in future periods or such settlements will be reached.  If the defaults are not cured within applicable cure periods, if any, and if waivers or other relief are not obtained, the defaults can cause acceleration of our financial obligations under certain of our agreements, which we may not be in a position to satisfy.

There can be no assurances that any of these efforts will prove successful.  In the event of a failure to obtain necessary waivers or otherwise achieve a restructuring of our financial obligations, we may be forced to seek reorganization under the U.S. Bankruptcy Code.

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

Management assesses its exposure to loss on accounts at the customer level.  The greatest concentration of risk exists in our rehabilitation services business where we have over 200 distinct customers, many being chain operators with more than one location.  The four largest customers of our rehabilitation services business comprise approximately 67% of the outstanding contract receivables in that business.  An adverse event impacting the solvency of any one or several of these large customers resulting in their insolvency or other economic distress would have a material impact on us.  See discussion of customer receivership in Results of Operations.

Our business is subject to a number of other known and unknown risks and uncertainties, which are discussed in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 6, 2017, and in our Quarterly Reports on Form 10-Q, including the risk factors discussed herein in Part II. Item 1A.

Going Concern Considerations

The accompanying unaudited financial statements have been prepared on the basis we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern for 12 months following the date our financial statements were issued (November 8, 2017). Management considered the recent results of operations as well as our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due before November 8, 2018.

Our results of operations have been negatively impacted by the persistent pressure of healthcare reforms enacted in recent years.  This challenging operating environment has been most acute in our inpatient segment, but also has had a detrimental effect on our rehabilitation therapy segment and its customers.  In recent years, we have implemented a number of cost mitigation strategies to offset the negative financial implications of this challenging operating environment.  These strategies have been successful in recent years, however, the negative impact of continued reductions in skilled patient admissions, shortening lengths of stay, escalating wage inflation and professional liability losses, combined with the increased cost of capital through escalating lease payments accelerated in the third quarter of 2017.  These factors caused us to be unable to comply with certain financial covenants at September 30, 2017 under the Revolving Credit Facilities, the Term Loans, the Welltower Bridge Loans and the Master Lease Agreements and other agreements.  We have received waivers from the parties to the Term Loans, the Welltower Bridge Loans and the Master Lease Agreements at September 30, 2017.  We are engaged in discussions with our counterparties to the Revolving Credit Facilities to secure a 90-day forbearance agreement through late January 2018.

Our ability to service our financial obligations, in addition to our ability to comply with the financial and restrictive covenants contained in the major agreements and other agreements, is dependent upon, among other things, our ability to obtain a sustainable capital structure and our future performance which is subject to financial, economic, competitive, regulatory and other factors.  Many of these factors are beyond our control.  As currently structured, it is unlikely that we will be able to generate sufficient cash flow to cover required financial obligations, including our rent obligations, our debt service obligations and other obligations due to third parties.

We and our counterparties to the Restructuring Plans have entered into preliminary and non-binding agreements in an effort to attain a sustainable capital structure for us.  See Note 16 – “Subsequent Events.”  We believe that it is in the best interest of all creditors to grant necessary waivers or reach negotiated settlements to enable the us to continue as a going concern while we work with our counterparties to the Restructuring Plans to strengthen significantly our capital structure. However, there can be no assurance that timely and adequate waivers will be received in future periods or such settlements reached.  If future defaults are not cured within applicable cure periods, if any, and if waivers or other forms of relief are not timely obtained, the defaults can cause acceleration of our financial obligations under certain of our agreements, which we may not be in a position to satisfy.  Accordingly, we have classified the obligations of the effected agreements as current liabilities in our consolidated balance sheets as of September 30, 2017.

In the event of a failure to obtain necessary and timely waivers or otherwise achieve the fixed charge reductions contained in the Restructuring Plans, we may be forced to seek reorganization under the U.S. Bankruptcy Code.  See Part II. Item 1A, “Risk Factors.”

The existence of these factors raises substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

We had outstanding letters of credit of $54.8 million under our letter of credit sub-facility on our Revolving Credit Facilities as of September 30, 2017.  These letters of credit are principally pledged to landlords and insurance carriers as collateral.  We are not involved in any other off-balance-sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table sets forth our contractual obligations, including principal and interest, but excluding non-cash amortization of discounts or premiums and debt issuance costs established on these instruments, as of September 30, 2017 (in thousands).

					More than
	Total	1 Yr.	2-3 Yrs.	4-5 Yrs.	5 Yrs.
Revolving credit facilities	$403,811	$18,262	$385,549	$—	$—
Term loan agreement	169,093	17,772	151,321	—	—
Real estate bridge loans	422,936	29,747	70,844	322,345	—
HUD insured loans	412,774	13,510	27,072	27,072	345,120
Notes payable	106,632	2,410	5,300	98,922	—
Mortgages and other secured debt (recourse)	13,235	11,131	2,104	—	—
Mortgages and other secured debt (non-recourse)	31,459	13,169	2,617	2,617	13,056
Financing obligations	9,361,408	275,150	569,031	587,641	7,929,586
Capital lease obligations	3,434,760	90,425	185,786	191,316	2,967,233
Operating lease obligations	897,076	142,646	279,107	247,586	227,737
	$15,253,184	$614,222	$1,678,731	$1,477,499	$11,482,732

The contractual obligations table has been prepared assuming we will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of the consolidated financial statements. However, for the reasons described in Note 1 – “General Information – Going Concern Considerations,” $4.7 billion, related to several of our contractual obligations with the stated maturities as summarized above are classified as a current liability at September

30, 2017.  These obligation include:  the Revolving Credit Facilities, the Term Loan Agreement, the Welltower Bridge Loans, Notes Payable and certain lease arrangements subject to capital lease or financing obligations.  While obligations under the operating leases are not included on the balance sheet, approximately $617.8 million will become due and payable, if defaulted upon.

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

Interest Rate Exposure—Interest Rate Risk Management

Our Term Loan Facility, Real Estate Bridge Loans and Revolving Credit Facilities expose us to variability in interest payments due to changes in interest rates.  As of September 30, 2017, there is no derivative financial instrument in place to limit that exposure.

A 1% increase in the applicable interest rate on our variable-rate debt would result in an approximately $5.1 million increase in our annual interest expense.

Our investments in marketable securities as of September 30, 2017 consisted of investment grade government and corporate debt securities and money market funds that have maturities of five years or less. These investments expose us to investment income risk, which is affected by changes in the general level of U.S. and international interest rates and securities markets risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Interest rates are near historic lows, with a risk of interest rates increasing before our current investments mature.  While we have the ability and intent to hold our investments to maturity today, rising interest rates could impact our ability to liquidate our investments for a profit and could adversely affect the cost of replacing those investments at the time of maturity with investment of similar return and risk profile.  Despite the complex nature of exposure to the securities markets, given the low risk profile, we do not believe a 1% increase in interest rates alone would have a material impact on our net investment income returns.

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

Part II. Other Information

Item 1. Legal Proceedings

For information regarding certain pending legal proceedings to which we are a party or our property is subject, see Note 12 —  “Commitments and Contingencies—Legal Proceedings,” to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 1A.  Risk Factors

Except for the addition of the risk factor included in Part II. Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 and the risk factors added below, there have been no material changes or additions to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 6, 2017.

We have entered into preliminary non-binding agreements with certain of our credit parties concerning a proposed long-term restructuring of certain master leases and loans (the Restructuring Plans) in an effort to develop a sustainable capital structure for us.  However, there can be no assurance that the conditions necessary to achieve the fixed charge reductions contemplated in the Restructuring Plans will be met.  If such fixed charge reductions are not realized, it would have a material adverse effect on our liquidity and  financial condition.

Our ability to service our financial obligations, in addition to our ability to comply with the financial and restrictive covenants contained in our leases and loans is dependent upon, among other things, our ability to attain a sustainable capital structure.  We are in the process of executing on the Restructuring Plans with certain of our credit parties in an effort to attain a sustainable capital structure.  However, there can be no assurance that the conditions necessary for us to realize a reduction in our annual fixed charges will be met.  These conditions include the successful sale of assets leased to us by certain of our landlords to new landlords, the successful re-leasing of these assets to us by new landlords at reduced rents, the successful refinancing and / or repayment of current debt obligations to certain lenders and the receipt of additional concessions to be made by other credit parties.  Many of these conditions are beyond our control.  If we and our counterparties to the Restructuring Plans are unsuccessful, it is unlikely that we will be able to generate sufficient cash flow to cover required financial obligations, including our rent obligations, our debt service obligations and other obligations due to third parties under our current capital structure.  Further, there can be no assurance that we will enter into binding agreements with certain of our credit parties under the proposed Restructuring Plans, and there can be no assurance that such agreements will attain a sustainable capital structure even if the Restructuring Plans are successfully implemented.  In the event of such failure to attain the fixed charge reductions contemplated in the Restructuring Plans, we may be forced to seek reorganization under the U.S. Bankruptcy Code.

We are presently operating under waivers of certain of our financial agreements and are engaged in discussions with the counterparties to the Revolving Credit Facilities to secure a 90-day forbearance agreement through late January

2018.  There can be no assurance such waivers will be received in future periods, or whether a forbearance agreement will be executed by us and the counterparties to the Revolving Credit Facilities.  In the event future waivers or forbearance agreements are not extended and our creditors accelerate our loan and lease obligations, it would have a material adverse effect on our liquidity and financial condition.

At September 30, 2017, we did not meet certain of the financial covenants contained under a number of our significant loan and lease agreements.  Although we have received waivers and expect to enter into forbearance agreements with our counterparties to these agreements related to our breach of financial covenants at September 30, 2017, there can be no assurance such waivers and/or forbearance agreements will be received in future periods.  If future defaults are not cured within applicable cure periods, if any, and if waivers or other forms of relief are not obtained, the defaults can cause acceleration of our financial obligations, which we may not be in a position to satisfy.  In the event this occurs and we are unable to satisfy an acceleration of our financial obligations, we may be forced to seek reorganization under the U.S. Bankruptcy Code.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item  5. Other Information

None.

Item 6. Exhibits

(a)Exhibits.

Number	Description

10.1

Amendment No. 3 dated as of August 8, 2017 to Term Loan Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, GEN Operations I, LLC and GEN Operations II, LLC as borrowers, HCRI Tucson Properties, Inc. and OHI Mezz Lender, LLC as the initial lenders and Welltower Inc. as the administrative agent and collateral agent.

10.2	Amended and Restated Genesis Healthcare, Inc. 2015 Omnibus Equity Incentive Plan
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS HEALTHCARE, INC.

Date:	November 8, 2017	By	/S/ GEORGE V. HAGER, JR.
George V. Hager, Jr.
Chief Executive Officer

Date:	November 8, 2017	By	/S/ THOMAS DIVITTORIO
Thomas DiVittorio
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)