Form 10-K
period 2017-12-31
Genesis Healthcare, Inc.
filed 2018-03-16
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Large accelerated filer	◻	Accelerated filer	☑

Non-accelerated filer	◻	Smaller Reporting Company	◻
Emerging growth company	◻		

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ◻    No  ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of Class A common stock, par value $0.001 per share, held by non-affiliates of the registrant, computed based on the closing sale price of $1.74 per share on June 30, 2017, as reported by The New York Stock Exchange, was approximately $80.8 million. The aggregate number of shares held by non-affiliates is calculated by excluding all shares held by executive officers, directors and holders known to hold 5% or more of the voting power of the registrant’s common stock. As of March 15, 2018, there were 97,224,842 shares of the registrant’s Class A common stock issued and outstanding, 744,396 shares of the registrant’s Class B common stock issued and outstanding, and 61,477,303 shares of the registrants Class C common stock, par value $0.001 per share, issued and outstanding.

Documents Incorporated by Reference:

The information called for by Part III is incorporated by reference to the Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders of the Registrant which will be filed with the U.S. Securities and Exchange Commission not later than April 30, 2018.

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

PART I

Item 1. Business

Genesis Healthcare, Inc. (Genesis) is a holding company with subsidiaries that, on a combined basis, comprise one of the nation's largest post-acute care providers.  As used in this report, the terms “we,” “us,” “our,” and the “Company,” and similar terms, refer collectively to Genesis and its consolidated subsidiaries, unless the context requires otherwise.  We offer inpatient services through our network of skilled nursing and assisted/senior living facilities.  We also supply rehabilitation and respiratory therapy to more than 1,600 locations in 46 states and the District of Columbia as of December 31, 2017.  In addition, we provide a full complement of administrative and consultative services to our affiliated operators through our administrative services subsidiary and to third-party operators with whom we contract through our management services subsidiary. There were 43 facilities subject to such management services agreements with unaffiliated or jointly owned skilled nursing facility operators as of as of December 31, 2017. All of our healthcare operating subsidiaries focus on providing quality care to the people we serve, and our skilled nursing facility subsidiaries, which comprise the largest portion of our consolidated business, have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients.  For additional information regarding recent developments of our financial condition, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Restructuring Transactions.”

Operations

As of December 31, 2017, we offered inpatient services through our network of 470 skilled nursing and assisted/senior living facilities across 30 states, consisting of 444 skilled nursing facilities and 26 stand-alone assisted/senior living facilities. Of the 470 facilities, 379 are leased, 48 are owned, 37 are managed and 6 are joint ventures. Collectively, these skilled nursing and assisted/senior living facilities have 56,834 licensed beds, approximately 67% of which are concentrated in the states of California, Connecticut, Maryland, Massachusetts, New Hampshire, New Jersey, Pennsylvania, Texas and West Virginia. See Item 2. “Properties” for the full count of facilities by state.  Our skilled nursing and assisted/senior living facilities are generally clustered in large urban or suburban markets. We leased 81% of our facilities as of December 31, 2017.  For the year ended December 31, 2017, we generated approximately 84% of our revenue from our skilled nursing facilities. The remainder of our revenue is generated from our assisted/senior living services, rehabilitation therapy services provided to third-party facilities, and other ancillary services.

Our services focus primarily on the medical and physical issues facing elderly patients and are provided by our skilled nursing facilities, assisted/senior living communities, integrated and third-party rehabilitation therapy business, and other ancillary services.

As of December 31, 2017, we had three reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities and assisted/senior living facilities and is the largest portion of our business; (2) rehabilitation therapy services, which includes our integrated and third-party rehabilitation and respiratory therapy services; and (3) all other services. For the year ended December 31, 2017, the inpatient services segment generated approximately 86% of our revenue, the rehabilitation therapy services segment generated approximately 11% of our revenue and all other services accounted for the remaining balance of our revenue. For additional information regarding the financial performance of our reportable operating segments, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 –  "Segment Information,"” in the notes to our consolidated financial statements included elsewhere in this report.

Inpatient Services Segment

Skilled Nursing Facilities

As of December 31, 2017, our skilled nursing facilities provided skilled nursing care at 444 regionally clustered facilities, having 53,278 licensed beds, in 30 states.  We have developed programs for, and actively market our services to, high-acuity patients who are typically admitted to our facilities as they recover from strokes, other neurological conditions, cardiovascular and respiratory ailments, joint replacements and other muscular or skeletal disorders.

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

Our PowerBack Rehabilitation branded facilities are designed to provide short-stay skilled nursing facilities that deliver a comprehensive rehabilitation regimen in accommodations specifically designed to serve high-acuity patients. We believe that having PowerBack Rehabilitation facilities enables us to more effectively serve higher acuity patients and achieve a higher skilled mix than a traditional hybrid skilled nursing facility, which in turn results in higher reimbursement rates. Skilled mix is the average daily number of Medicare and insurance patients we serve at our skilled nursing facilities divided by the average daily number of total patients we serve at our skilled nursing facilities.  Insurance as a payor source includes both traditional commercial insurance programs as well as managed care plans, including Medicare Advantage plans.  As of December 31, 2017, we operated 11 PowerBack Rehabilitation facilities with 1,095 beds.

As of December 31, 2017, we have 43 facilities subject to management agreements with unaffiliated or jointly owned skilled nursing facility operators. The income associated with the management services provided to the third-party facility operator is included in inpatient services in our segment reporting as services are performed primarily by personnel supporting the inpatient services segment.

Our administrative service company provides a full complement of administrative and consultative services to our affiliated operators to allow them to better focus on the delivery of healthcare services.

Assisted/Senior Living Facilities

We complement our skilled nursing care business by providing assisted/senior living services at 26 stand-alone facilities with 2,209 beds and offer an additional 1,347 assisted/senior living beds within our skilled nursing facilities as of December 31, 2017. Our assisted/senior living facilities provide residential accommodations, activities, meals, security, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support, but not the level of nursing care provided in a skilled nursing facility.

Rehabilitation Therapy Services

As of December 31, 2017, we provided rehabilitation therapy services, including speech-language pathology (SLP), physical therapy (PT), occupational therapy (OT) and respiratory therapy, to more than 1,600 healthcare locations in 46 states and the District of Columbia, including 454 facilities operated by us. We provide rehabilitation therapy services at our skilled nursing facilities and assisted/senior living facilities as part of an integrated service offering in connection with our skilled nursing care.  We believe that an integrated approach to treating high-acuity patients enhances our ability to achieve successful patient outcomes and enables us to identify and treat patients who can benefit from our rehabilitation therapy services. We believe hospitals and physician groups often refer high-acuity patients to our skilled nursing facilities because they recognize the value of an integrated approach to providing skilled nursing care and rehabilitation therapy services.

We believe that we have also established a strong reputation as a premium provider of rehabilitation therapy services to third-party skilled nursing operators in our local markets, with a recognized ability to provide these services to high-acuity patients. Our approach to providing rehabilitation therapy services for third-party operators emphasizes quality treatment and successful clinical outcomes. In addition to our rehabilitation therapy services in the United States, we have a presence in the Chinese and Hong Kong markets with initiatives to develop a rehabilitation therapy care delivery model and other services.  The revenues generated and long-lived assets associated with this expansion are immaterial as of December 31, 2017.

Other Services

As of December 31, 2017, we provided an array of other specialty medical services, including physician services, staffing services, and other healthcare related services.

Industry Trends

Healthcare Reforms.  In recent years, reforms under the Patient Protection and Affordable Care Act of 2010 (PPACA) and other policy changes are reshaping all aspects of healthcare payment and delivery systems in the United States.  A significant objective of these reforms is to transform delivery of and payment for healthcare services by holding providers accountable for the cost and quality of care provided.

Medicare and many commercial third party payors are implementing Accountable Care Organization (ACO) models in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals.  Other reimbursement methodology reforms include value-based purchasing, in which a portion of provider reimbursement is redistributed based on relative performance on designated economic, clinical quality and patient satisfaction metrics.  In addition, the Centers for Medicare and Medicaid Services (CMS) is implementing demonstration and mandatory programs to bundle acute care and post-acute care reimbursement to hold providers accountable for costs across a broader continuum of care.

These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans.  As alternative payment models seek to incentivize delivery of better care at lower costs, providers are making fundamental changes in their day-to-day operations to better coordinate and manage the care of patients, improve care transitions, reduce lengths of stay and prevent avoidable rehospitalizations.

In recent years, these healthcare reform trends, among other factors, have resulted in a decline in the occupancy and skilled patient mix of our skilled nursing facilities and have reduced the utilization of rehabilitation therapy services.

Reimbursement Trends.  In recent years, continuing efforts of governmental and private third party payors to contain the rate of payment for the provision of healthcare services has impacted providers like us.  Federal Medicare and Medicaid reimbursement rates in many states are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. In recent years, those adjustments have not reflected actual increases of the cost of providing healthcare services.

In addition to rate pressure, in recent years we have continued to see a shift from “traditional” Fee-for-Service (FFS) Medicare patients to Medicare Advantage patients.  Reimbursement rates and average lengths of stay are generally lower for services provided to Medicare Advantage patients than they are for the same services provided to traditional FFS Medicare patients, negatively impacting our profitability.  In addition to the federal Medicare program, a number of states use managed care to coordinate long term care support services and many states are interested in implementing or expanding existing ones.  The emergence of managed Medicaid programs has resulted in lower rates of reimbursement for our services and has introduced new challenges and complexities with respect to billings and collections. We expect further migration towards managed Medicare and Medicaid care programs.

Accordingly in recent years, these reimbursement-related trends, along with other factors, have resulted in lower operating margins in each of our business segments despite our significant efforts to conform both our clinical operations and overall expense structure to these emerging payment trends.

Revenue Sources

We derive revenue primarily from the following programs: Medicaid, Medicaid Managed Care, Medicare, Medicare Advantage Plans, commercial insurance payors and private pay patients.

 Medicaid

Medicaid typically covers patients that require standard room and board services, and provides reimbursement rates that are generally lower than rates earned from other sources. Medicaid is a program financed by state funds and matching federal funds administered by the states and their political subdivisions. Medicaid programs generally provide health benefits for qualifying individuals, and may supplement Medicare benefits for the disabled and for persons aged 65 and older meeting financial eligibility requirements. Medicaid reimbursement formulas are established by each state with the approval of the federal government in accordance with federal guidelines. Seniors who enter skilled nursing facilities as private pay clients can become eligible for Medicaid once they have substantially depleted their assets. Medicaid is the largest source of funding for skilled nursing facilities.

Medicaid reimbursement varies from state to state and is based upon a number of different systems, including cost-based, prospective payment; case mixed adjusted payments and negotiated rate systems. Rates are subject to a state’s annual budgetary requirements and funding, statutory and regulatory changes and interpretations and rulings by individual state agencies and State Plan Amendments approved by CMS.

Medicaid Managed Care

Managed Care is a health care delivery system of Medicaid health benefits and additional services through contracted arrangements between state Medicaid agencies and managed care organizations (MCOs) designed to manage cost, utilization and quality of care.  The delivery of long term care services are provided through capitated payment programs known as Managed Long Term Services and Support (MLTSS).  These MLTSS programs use a strategy for expanding home and community based services, ensuring quality and increasing efficiency.  The number of states with MLTSS programs increased from 8 in 2004 to 16 in 2012.  States may implement a Medicaid MLTSS program under multiple federal authorities with the approval of CMS, including Sections 1915a, 1915b, and 1115 of the Social Security Act.

Medicare

 Medicare is a federal program that provides healthcare benefits to individuals who are 65 years of age or older or are disabled. To achieve and maintain Medicare certification, a skilled nursing facility must sign a Medicare provider agreement and meet the CMS “Requirements for Participation” on an ongoing basis, as determined in periodic facility inspections or “surveys” conducted primarily by the state licensing agency in the state where the facility is located. Medicare pays for inpatient skilled nursing facility services under the prospective payment system (PPS). The prospective payment for each beneficiary is based upon the medical condition of and care needed by the beneficiary. Medicare Part A skilled nursing facility coverage is limited to 100 days per episode of illness for those beneficiaries who require daily care following discharge from an acute care hospital.

•	Medicare Part A provides for inpatient services including hospital care, skilled nursing care, hospice and home healthcare.
•	Medicare Part B provides for outpatient services including physician services, diagnostic services, durable medical equipment, skilled therapy services and medical supplies.
•

Medicare Part C is a managed care option (Medicare Advantage) for beneficiaries who are entitled to Part A and enrolled in Part B and are administered by commercial health insurers that contract with Medicare or Medicaid.

•	Medicare Part D is a benefit that provides prescription drug benefits for both Medicare and Medicare/Medicaid dual eligible patients.

Medicare reimburses our skilled nursing facilities under PPS for a defined bundle of inpatient covered services. Medicare coverage criteria requires that a beneficiary spend at least three qualifying days in an inpatient acute setting before Medicare will cover the skilled nursing service. While beneficiaries are eligible for up to 100 days per episode of illness of skilled nursing care services (defined as requiring daily skilled nursing and/or skilled rehabilitation services), current law imposes a daily co-payment after the 20th day of covered services. Under PPS, facilities are paid a predetermined amount per patient, per day, for certain services based on the anticipated costs of treating patients.  The amount to be paid is determined by classifying each patient into a resource utilization group (RUG) category that is based upon each patient's acuity level.

Under PPS, Medicare reimburses our skilled nursing facilities for a defined bundle of Medicare Part A services. For Medicare beneficiaries who qualify for the Medicare Part A coverage, rehabilitation services are included in the per diem payment. For beneficiaries who do not meet the coverage criteria for Part A services, rehabilitation services may be provided under Medicare Part B. As discussed above, there are specific coverage and payment requirements.

Part B Rehabilitation Requirements

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

The Middle Class Tax Relief and Job Creation Act of 2012 extended the therapy exceptions process but added a second tier cap mandating Medical Manual Review for claims submitted that exceeded $3,700 for PT and SLP services combined and another threshold of $3,700 for OT services.  The Medicare Access & CHIP Reauthorization Act of 2015 (MACRA), which authorized payment reforms for physicians and other professional services, including the three rehabilitative therapies, included provisions not only stabilizing the professional fee schedules, but also extending the therapy cap exceptions process through December 31, 2017.

On February 9, 2018, the Bipartisan Budget Act of 2018 was signed into law, which provides for the repeal of all therapy caps retroactively to January 1, 2018.  The law still requires post-pay medical review once claims for SLP and PT reach $3,000 and OT reaches $3,000.

Medicare Annual Market Basket

Current law requires CMS to calculate an annual market basket update to the payment rates. Provisions of PPACA directed the agency to reduce that payment level by a calculated multi-factor productivity adjustment. The agency also retains the authority to review and adjust payments for corrections to previous year market baskets where over/under payment exceeded 0.05% between the projected market basket and the actual performance. Annually, on a federal fiscal year basis (October 1), the agency makes its payment changes. Normally, CMS issues proposed rules during April providing 60-days for stakeholder input, and issues finalized rules 60 days prior to the start of the fiscal year. If there are no substantive changes in rules and regulations, the agency has the authority to issue rate adjustments in a notice, rather than a proposed rule. The notice must be issued 60 days before the beginning of the fiscal year.

On July 30, 2015, CMS issued a final rule outlining fiscal year 2016 Medicare payment rates for skilled nursing facilities. CMS estimated that aggregate payments to skilled nursing facilities would increase by 1.2% for fiscal year 2016 (which began October 1, 2015). This estimated increase reflected a 2.3% market basket increase, reduced by a 0.6% forecast error adjustment and further reduced by a 0.5% multi-factor productivity adjustment required by the PPACA.

On July 29, 2016, CMS issued a final rule for fiscal year 2017 outlining a net increase of 2.4% to Medicare reimbursement rates for skilled nursing facilities attributable to a 2.7% market basket increase, reduced by a 0.3% multi-factor productivity adjustment required by law.

On July 31, 2017, CMS issued a final rule outlining fiscal year 2018 Medicare payment rates for skilled nursing facilities.  The final rule uses a market basket percentage of 1.0% effective October 1, 2017.

Sequestration of Medicare Rates

The Budget Control Act of 2011 requires a mandatory across the board reduction in federal spending, called a sequestration.  Medicare FFS claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2 percent reduction in Medicare payments.  All Medicare rate payments and settlements have incurred this mandatory reduction and it will continue to remain in place until Congress takes further action.

Skilled Nursing Facility - Quality Reporting Program Requirements

The Improving Medicare Post-Acute Care Transformation Act of 2014 (IMPACT Act) imposed new data reporting requirements for certain Post-Acute-Care (PAC) providers. The IMPACT Act requires that each skilled nursing facility submit their quality measures data.  Beginning with fiscal year 2018, and each subsequent year, if a skilled nursing facility does not submit required quality data, their payment rates for the year are reduced by 2 percentage points for that fiscal year. Application of the 2 percentage reduction may result in payment rates for a fiscal year being less than such payment rates for the preceding fiscal year. In addition, reporting-based reductions to the market basket increase factor will not be cumulative; they will only apply for the fiscal year involved. A skilled nursing facility will receive a notification letter from its Medicare administrator contractor if it was non-compliant with the Quality Reporting Program reporting requirements and is subject to the payment reduction.

Skilled Nursing Facility Value-Based Purchasing (SNF-VBP) Program

The Protecting Access to Medicare Act (PAMA) of 2014, enacted into law on April 1, 2014, authorized a SNF-VBP Program that requires CMS to adopt a SNF-VBP payment adjustment for skilled nursing facilities effective October 1, 2018.  CMS issued the fiscal year 2018 skilled nursing facility PPS Final Rule on August 4, 2017, which included instructions for the SNF-VBP Program.  The PPS Final Rule adopts the Skilled Nursing Facility Readmission Measure as the skilled nursing facility 30-day all-cause readmission measure for the SNF-VBP Program.  Effective October 1, 2018, skilled nursing facilities will have an opportunity to receive incentive payments based on their performance under the SNF-VBP Program.

A skilled nursing facility will receive two scores, one for achievement and the other for improvement of their hospital readmission measure over the designated reporting period. All skilled nursing facilities will be ranked from high to low based on the higher of the two scores. The highest ranked facilities will receive the highest payments, and the lowest ranked facilities will receive payments that are less than what they otherwise would have received without the SNF-VBP Program.

CMS will withhold 2% of Medicare payments starting October 1, 2018, to fund the incentive payment pool and will then redistribute 60% of the withheld payments back to skilled nursing facilities through the SNF-VBP Program.  All skilled nursing facilities will receive a rate factor to apply to each of their RUG rates for the fiscal year that will either provide the incentive payment or a reduction.

In addition to setting the payment rules for skilled nursing facility services using the SNF-VBP Program, CMS annually adjusts its payment rules for other acute and post-acute service providers including hospitals and home health agencies using a similar SNF-VBP Program. It is important to understand the Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services.  Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.

Medicare Advantage Plans

Medicare Advantage Plans, sometimes called Medicare Part C or MA Plans, are offered by private companies that are approved by CMS.  Medicare Advantage Plans cover all Medicare services and manage care of patients through a network of doctors, hospitals and other providers. Reimbursement rates for nursing care are negotiated with the plans and are not set by skilled nursing facility PPS rules of payments.

Commercial Insurance

A different type of insurance, commercial long-term care insurance, is also available to consumers. However, its role as a significant contributor to industry revenues has not been fully realized. Factors contributing to the lack of revenues include high premium costs and intermittent, often significant premium rate increases throughout the life of the policy and denials of coverage.

Private and Other Payors

Private and other payors consist primarily of self-pay individuals, family members or other third parties who directly pay for the services we provide.

Reimbursement for our Services

Reimbursement for Skilled Nursing Facilities

The majority of skilled nursing facility revenues in the U.S. come from Medicare and Medicaid, with the remainder of revenues derived from managed care and commercial insurance, other third-party sources and private pay.  Typically, all patients that enter a skilled nursing facility begin as a short-term acute care patient and either get discharged or become long-term care residents.  After a patient no longer qualifies for skilled care under Medicare, the reimbursement of costs incurred by a skilled nursing facility patient will be shifted to private pay (out of pocket) resources and then Medicaid if the patient qualifies.

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

Recent Legislative, Regulatory and other Governmental Actions Affecting Revenue

The revenue and operating environment for the post-acute and long term care services we deliver has been significantly shaped by a series of healthcare laws passed by Congress and implemented by government entities.

The broad healthcare reforms enacted as part of PPACA have been among the most significant of revisions. Embedded in this complex legislation were provisions redesigning the private insurance market place, expanding the obligations of Medicaid, empowering changes in Medicare and stimulating innovations in payment and care delivery. The implementation of the provisions of PPACA has shaped the policy landscape. Likewise, the continuing political debates during the past year regarding actions to repeal and replace PPACA have created uncertainty especially with regard to the federal role and commitment to Medicaid. A legislative proposal passed by the House of Representatives would alter federal participation in Medicaid and impose per-capita caps. Revisions debated in the Senate further reduced the federal commitment and offered states incentives to assume great flexibility and responsibility for Medicaid. While the first session of the 115th Congress beginning in January 2017 was not successful in passing legislation encompassing these provisions, continuing debates about whether to repeal PPACA and whether and how to redesign Medicaid create uncertainty. This is further complicated by the fact that states share in the funding of Medicaid has created pressures at state levels to carefully manage Medicaid outlays.

Our operating environment has been further influenced by specific provisions in other legislation.

•

Provisions of PAMA mandated implementation of skilled nursing facilities value-based incentives based on hospital readmission performance; provisions including a 2% payment withholding and performance incentive provisions are being implemented through the annual skilled nursing facilities PPS update rules.

•

Provisions of the IMPACT Act established standardized patient assessment and quality performance measures for post-acute providers; provisions which are being implemented through specific regulations and instructions. This legislation mandated studies examining the feasibility of a unified post-acute care payment methodology.

•

Provisions of MACRA revised the payment methodology for physician and non-physician professional services stimulating the development of alternative payment models. Included in this legislation was a provision limiting the fiscal year 2018 skilled nursing facility market basket increase to 1%, a provision implemented in the fiscal year 2018 skilled nursing facilities PPS rules.

•	Provisions of the Bipartisan Budget Act of 2015 that required government agencies to update and annually index civil monetary penalties (CMPs). This provision has been implemented by rule making.
•

Provisions of the Notice of Observation Treatment and Implications for Care Eligibility Act implemented in 2016 requiring hospitals to inform Medicare beneficiaries whether services would qualify for the three-day inpatient requirement.

•

Provisions of the Bipartisan Budget Act of 2018, which, among other provisions, repeals effective January 1, 2018 the Medicare Part B Therapy Caps for PT/SLP and OT services. As signed into law, this legislation has provisions restricting the Medicare skilled nursing facilities PPS market basket index for fiscal year 2019 to 2.4%, limits the physician/non-physician fee schedules update for the coming year, and alters payment beginning in 2022 for services provided by therapy assistants.

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

As the industry and its regulators engage in this new environment, we are positioning ourselves to adapt to changes that are ultimately made to the delivery system.

•

Medicare Shared Savings Program (MSSP): Effective January 1, 2016, we entered our physician services subsidiary into MSSP as an ACO.  Successful participation requires us to carefully document delivery, meet specific performance criteria and meet specific savings targets. While savings were generated for the 2016 performance year, they were not enough to meet the minimum savings target, and therefore, we did not share in any of the savings.  The program is designed so that when savings targets are met participating providers will receive a share of the savings.

•

CMS Bundling Demonstrations: We have been successful in managing multiple sites participating in the CMS Bundled Payment for Care Improvement (BPCI) demonstration. Based on the BPCI quarterly reconciliations, accumulated historical data and current data, our performance has been within expectations. The demonstration term for the current bundling models expires on September 30, 2018.  In late January 2018, CMS revised its program design by proposing a new model called BCPI Advanced.  This new BPCI Advanced model, which is set to commence on October 1, 2018, precludes post-acute providers from participating in a manner similar to the original demonstration program. Accordingly, we are evaluating whether this new program offers opportunities for participation.

The outcome of the 2016 election altered leadership in the executive branch of government. New leaders in CMS have begun making revisions to some of the demonstrations supported by previous leaders. Revisions have been made to significantly scale back participation mandates for the Comprehensive Care for Joint Replacement (CJR) model reducing the number of markets required to participate in the demonstration and to move towards voluntary participation. Additionally, after careful review, the new leaders cancelled an expansion of this model that would have added additional diagnoses to the bundling requirements (Episode Payment Models). Further revisions in scope and design of the innovations are expected.

CMS Advanced Notice of Proposed Rule

On April 27, 2017, CMS issued an advanced notice of a proposed rule revising certain aspects of the existing skilled nursing facility PPS payment methodology to improve its accuracy, based on the results of the skilled nursing facility Payment Models Research project. The proposal explores the possibility of replacing the PPS existing case-mix classification model, RUGS Version 4, with a new model, the Resident Classification System, Version I (RCS-I). The proposal discusses options for how such a change could be implemented, as well as a number of other policy changes to complement implementation of RCS-I.  CMS received extensive comments from stakeholders during the public comment period that ended August 25, 2017. Based on the input received, CMS has reached out to stakeholders to solicit additional input and guidance. It remains uncertain whether the agency will propose changes during the skilled nursing facilities PPS annual rule-making period for fiscal year 2019 payment methodology and quality measures. Those decisions are normally released in April/May with a 60-day public comment period.

Competitive Strengths

We believe that the following competitive strengths support our business strategy:

Quality Patient Care, Differentiated Clinical Capabilities and Clinical Specialization: To ensure clinical oversight and continuity of patient care, we employ physicians, physician assistants and nurse practitioners that are primarily involved in providing medical direction and/or direct patient care. This medical staff structure allows for significant involvement of physicians at all levels of the organization, thus ensuring an emphasis on quality care is maintained.  In an effort to further enhance the quality of care we provide to our patients, we have made significant investments to modernize our physical plants, expand rehabilitation gym capacity and develop clinical specialty units.  Since 2007, the number of clinical specialty units in our facilities has grown from 58 units to more than 220 units.  The addition of clinical specialty units to our facility portfolio has allowed us to better meet the needs of our patients.  These specialty units, along with our advanced capabilities in post-acute cardiac and pulmonary management, differentiate us in local areas, as competitors often do not offer these programs.  Our focus on quality patient care, differentiated clinical capabilities and clinical specialization allows us to care for higher acuity patients who are typically reimbursed by Medicare or managed care payors.

Strong Geographic Density in Regional Markets:  We have developed geographic density in markets with 67% of our total licensed skilled nursing beds located in nine states: California, Connecticut, Maryland, Massachusetts, New Hampshire, New Jersey, Pennsylvania, Texas and West Virginia.  Within these and other states, we seek to cluster our facilities to create a dense, localized footprint.   By clustering our facilities, we are able to provide a larger and more diverse number of clinical services within a regional market.  As a result, we are often the leading skilled nursing facility operator in many of the regional markets in which we operate, based on number of beds.  Strategically clustered facilities in single or contiguous markets also allow us to achieve lower operating costs through greater purchasing power and operating efficiencies, facilitate the development of strong relations with state and local regulators and provide us with the ability to coordinate sales and marketing strategies.  Our strong reputation and operating performance in regional markets also allows us to develop relationships with key referral sources, including hospitals and other managed care payors.

Experienced Management Team with Proven Operating Performance: We have an experienced management team with deep post-acute experience. Our management team has demonstrated an ability to adapt to a rapidly changing business climate, providing a distinct competitive advantage in navigating the complex and evolving post-acute care industry.

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

Leading Post-Acute Provider Well Positioned for Increased Demand for Post-Acute Care: As life expectancy continues to increase in the United States and seniors account for a higher percentage of the U.S. population, we believe overall demand for the services we provide will increase.  As the largest operator of skilled nursing facilities and the largest provider of post-acute rehabilitation therapy services in the U.S., we are well positioned to benefit from these trends by delivering cost effective, high quality services.

Strategy

We believe that we are well positioned to succeed in what will be an increasingly integrated healthcare delivery system.  Our core strategy is to provide superior clinical outcomes with an approach that is patient-centered and focused on lowering costs by reducing lengths of stay and improving outcomes by developing programs to prevent avoidable rehospitalizations.

The key elements of our business strategy include:

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

Position ourselves for success in a value based environment.  As healthcare reform continues to be implemented, we believe post-acute healthcare providers who provide quality diversified care, have density and strong reputations in local markets, have good relationships with acute care hospitals and operate with scale will have a competitive advantage in an episodic payment environment.  Our ongoing clinical and operational initiatives position us as a valuable partner to acute care hospitals and managed care organizations that are seeking to increase care coordination, reduce lengths of stay, more effectively manage healthcare costs and develop new care delivery and payment models.

Improve operating efficiency.  We are continually focused on improving operating efficiency and controlling costs, while maintaining quality patient care.  Investments in information systems, the development of tools to more effectively manage operating costs and the reengineering of key business and operating processes are an effective way to grow cash flow and improve operating margins.

Focusing on core markets by optimizing our facility portfolio.  We are continually evaluating the long-term strategic value of our portfolio of facilities and other operating businesses.  In this regard, we will continue to pursue the sale, divestiture, closure or reconfiguration of facilities or businesses that are unprofitable, located in unattractive or saturated markets, physically obsolete or not core to our business strategy.  Shedding non-core or non-strategic assets increases our focus and resources to assets in markets where we have geographic density, strong hospital partnerships and the greatest growth potential.

Grow through selective acquisitions and successful integration. The post-acute care industry is highly fragmented.  The vast majority of skilled nursing facilities are owned by local and regional groups, providing an opportunity for consolidation.

We seek strategic acquisitions in selected target markets with strong demographic trends for growth in our service population.  Expansion of existing facility clusters and the creation of new clusters in local markets will allow us to leverage existing operations and to achieve greater operating efficiencies.

Government Regulation

General

Healthcare is an area of extensive and frequent regulatory change. Changes in the law or new interpretations of existing laws may have a significant impact on our methods and costs of doing business.  Our subsidiaries that provide healthcare services are subject to federal, state and local laws relating to, among other things, licensure, delivery, quality and adequacy of care, physical plant requirements, life safety, personnel and operating policies.  In addition, our provider subsidiaries are subject to federal and state laws that govern billing and reimbursement, relationships with vendors and business relationships with physicians.  Such laws include the Anti-Kickback Statue, the federal False Claims Act (FCA), the Stark Law and state corporate practice of medicine statutes.

Governmental and other authorities periodically inspect our skilled nursing facilities, assisted/senior living facilities and outpatient rehabilitation agencies to verify that we continue to comply with the applicable regulations and standards. We must pass these inspections to remain licensed under state laws, to comply with our Medicare and Medicaid provider agreements, and, in some instances, to continue our participation in the Veterans Administration program. We can only participate in these third-party payment programs if inspections by regulatory authorities reveal that our facilities and agencies are in substantial compliance with applicable requirements. In the ordinary course of business, we may receive notices from federal or state regulatory authorities alleging deficiencies in certain regulatory practices. These statements of deficiency may require us to take corrective action to regain and maintain compliance.  In some cases, federal or state regulators may impose other remedies including imposition of CMPs, temporary payment bans, loss of certification as a provider in the Medicare and/or Medicaid program or revocation of a state operating license.

We believe that the regulatory environment surrounding the healthcare industry subjects providers to intense scrutiny. In the ordinary course of business, providers are subject to inquiries, investigations and audits by federal and state agencies related to compliance with participation and payment rules under government payment programs. These inquiries may originate from the HHS Office of the Inspector General (OIG) audits, state Medicaid agencies, local and state ombudsman offices and CMS Recovery Audit Contractors, among other agencies.  In response to the inquiries, investigations and audits, the federal and state governments continue to impose citations for regulatory deficiencies and other regulatory penalties, including demands for refund of overpayments, expanded CMPs that extend over long periods of time and date back to incidents long before surveyor visits, Medicare and Medicaid payment bans and terminations from the Medicare and Medicaid programs. We vigorously contest these matters where appropriate; however, there are significant legal and other expenses involved that consume our financial and personnel resources. Expansion of enforcement activity could adversely affect our business, financial condition or the results of our operations.

Five-Star Quality Rating

In 2008, CMS created the Five-Star Quality Rating System (the Star Ratings) to help consumers, families and caregivers compare skilled nursing facilities and choose providers more easily.  Skilled nursing facilities receive an overall star rating from one to five stars based on three components: health inspection rating (survey results), quality measure calculations and staffing data. Each of the components receives star rankings as well. Skilled nursing facilities with five stars are considered to have much above average quality and skilled nursing facilities with one star are considered to have quality much below average. Families are increasingly consulting the Star Ratings prior to placing a family member in a skilled nursing facility and hospital referral partners are increasingly narrowing their panels of skilled nursing facilities to include only those with at least a three-star overall rating. However, CMS has acknowledged that there are limitations in using the Star Ratings to make inferences about nursing center quality, including (i) variations by state in survey processes, (ii) the use of a single two-week snapshot for the staffing rating and (iii) quality measures do not represent all aspects of care that could be important to consumers.  The foundation of the Star Rating is the annual survey.  Beginning in early 2018, the health inspection star rating will no longer use information of the third (oldest) cycle of health inspection survey and complaint investigation data that is part of a nursing home’s health inspection score. The weighted health inspection score and star rating for all nursing homes will be based on the two most recent cycles of survey data. The most recent cycle of survey data will be weighted at 60 percent and the prior cycle of data will receive a 40 percent weighting.

In April 2016, CMS added six quality measures to the Nursing Home Compare website. These quality measures include:  successful discharges to the community; visits to the emergency department; rehospitalizations; improvements in function; long-stay residents whose ability to move independently worsened; and antianxiety or hypnotic medications.  Five quality measures were used to compute Star Ratings in July 2016 (antianxiety or hypnotic medications were excluded).  Starting in January 2017, the five quality measures have the same weight as the other quality measures.  This change was the largest addition of quality measures to Nursing Home Compare since 2003 and nearly doubles the number of short-stay measures about key short-stay outcomes. Short-stay measures reflect care provided to residents who are in the nursing home for 100 days or less, while long-stay measures reflect care for residents who are in the nursing home for more than 100 days.  The health inspection star rating for surveys conducted on or after November 28, 2017 will be frozen in anticipation of the phase 2 implementation of the Requirements for Participation on the same date, as well as the implementation of the new Long-Term Care Survey Process, and with those changes, changes to the Five-Star Quality Rating and Nursing Home Compare will be necessary.  The additional quality measures and the impact of having no additional data for surveys after November 28, 2017 could impact our star ratings.

The table below summarizes the Star Rating given to our qualified skilled nursing facilities:

	Year ended December 31,
	2017	2016
Number of skilled nursing facilities	438	473
Number of 3, 4 and 5-Star skilled nursing facilities	231	243
Percentage of 3, 4 and 5-Star skilled nursing facilities	53%	51%

Payroll-Based Journal

One of the CMS initiatives authorized by the PPACA was to improve the accuracy of nursing home staffing data. CMS initiated and rolled-out an electronic payroll-based journal (PBJ) requirement effective July 1, 2016. This system allows staffing and census information to be collected on a regular and more frequent basis than previously collected. It is also auditable to ensure accuracy.  All long-term care facilities have access to this system at no cost to facilities. Effective January 2018, The Staffing Star component of 5 star will be calculated using the data collected from PBJ coupled with MDS data.

Long-Term Care Requirements for Participation

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

The regulations are effective on November 28, 2016. CMS is implementing the regulations using a phased approach. The phases are as follows:

•	Phase 1: The regulations included in Phase 1 were implemented by November 28, 2016.
•	Phase 2: The regulations included in Phase 2 were implemented by November 28, 2017.
•	Phase 3: The regulations included in Phase 3 must be implemented by November 28, 2019.

Some regulatory sections are divided among more than one phase, and some of the more extensive new requirements have been placed in later phases to allow facilities time to successfully prepare to achieve compliance.

The total costs associated with implementing the new regulations is not known at this time.  Failure to comply with the new regulations could result in exclusion from the Medicare and Medicaid programs and have an adverse impact on our business, financial condition or results of operations.  We have substantially complied with the regulations imposed through the Phase 1 and Phase 2 implementations.

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

An FCA violation occurs when a provider knowingly submits a claim for items or services not provided.  The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by creating liability for knowingly retaining an overpayment received from the government and broadening protections for whistleblowers. The submission of false claims or the failure to timely repay overpayments may lead to the imposition of significant CMPs, significant criminal fines and imprisonment, and/or exclusion from participation in state and federally-funded healthcare programs, including the Medicare and Medicaid programs.

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

Because we submit thousands of claims to Medicare each year, and there is a relatively long statute of limitations under the FCA, there is a risk that intentional, or even negligent or recklessly submitted claims that prove to be incorrect, or even billing errors, cost reporting errors or lapses in statutory or regulatory compliance with regard to the provision of healthcare services (including, without limitation the Anti-Kickback Statue and the federal self-referral law discussed above), could result in significant civil or criminal penalties against us.  For information regarding matters in which the government is pursuing, or has expressed an intent to pursue, legal remedies against us under the FCA and similar state laws, see Note 21 – "Commitment and Contingencies - Legal Proceedings."

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

State Operating License Requirements

We are required to obtain state licenses, certificates or permits to operate each of our nursing facilities. Many states require similar licenses or certificates for assisted/senior living facilities, and some states require a license to operate outpatient agencies. Medicare requires compliance with applicable state laws as a requirement of participation.  In addition, healthcare professionals and practitioners are required to be licensed in most states. We take measures to ensure that our healthcare professionals are properly licensed and participate in required continuing education programs. We believe that our operating companies and personnel that provide these services have all required licenses or certifications necessary for our current operations. Failure to obtain, maintain or renew a required license, permit or certification could adversely affect our ability to bill for services or operate in the ordinary course of business.

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

•

Enhanced CMPs and Escrow Provisions. PPACA includes expanded CMP and related provisions applicable to all Medicare and Medicaid providers. CMS rules adopted to implement applicable provisions of PPACA also provide that assessed CMPs may be collected and placed in whole or in part into an escrow account pending final disposition of the applicable administrative and judicial appeals processes. To the extent our businesses are assessed large CMPs that are collected and placed into an escrow account pending lengthy appeals, such actions could adversely affect our liquidity and results of operations.

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

•

Overpayment Reporting and Repayment; Expanded False Claims Act Liability. PPACA enacted several important changes that expand potential liability under the federal FCA. Overpayments related to services provided to both Medicare and Medicaid beneficiaries must be reported and returned to the applicable payor within specified deadlines, or else they are considered obligations of the provider for purposes of the federal FCA. This new provision substantially tightens the repayment and reporting requirements generally associated with operations of healthcare providers to avoid FCA exposure.

•

Home- and Community-Based Services. PPACA provides that states can provide home and community based attendant services and supports through the Community First Choice State plan option. States choosing to provide home- and community-based services under this option must make such services available to assist with activities of daily living and health related tasks under a plan of care agreed upon by the individual and his/her representative. PPACA also includes additional measures related to the expansion of community- and home-based services and authorizes states to expand coverage of community- and home-based services to individuals who would not otherwise be eligible for them. The expansion of home- and community-based services could reduce the demand for the facility-based services that we provide.

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

Competition

Our skilled nursing facilities compete primarily on a local and regional basis with other skilled nursing facilities and with assisted/senior living facilities, from national and regional chains to smaller providers owning as few as a single facility. Competitors include other for-profit providers as well as non-profits, religiously-affiliated facilities, and government-owned facilities. We also compete under certain circumstances with inpatient rehabilitation facilities and long-term acute care hospitals. Increasingly, we are competing with home health and community based providers who have developed programs designed to provide services to seniors outside an institutional setting, extending the time period before they need the higher level of care provided in a skilled nursing facility.  In addition, some competitors are implementing vertical alignment strategies, such as hospitals who provide long-term care services. Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing facilities in the local market and the types of services available at those facilities, our local reputation for quality care of patients, the commitment and expertise of our caregivers, our local service offerings and treatment programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities.

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

Employees and Labor Relations

As of December 31, 2017, we employed an aggregate of approximately 68,700 active employees as follows:  45,000 in our inpatient services segment, 16,100 (primarily therapists) in our rehabilitation therapy segment, and 7,600 in our all other services segment, which includes our administrative services subsidiary.

Our most significant operating cost is labor, which accounted for approximately 66% of our operating expenses from continuing operations for the year ended December 31, 2017.  We seek to manage our labor costs by improving staffing retention, maintaining competitive labor rates, and reducing reliance on overtime compensation and temporary staffing services.  Managing labor costs is proving to be difficult as reimbursement rate increases are often significantly lower than annual inflationary wage increases. The issue is compounded by the shift in payor mix to lower reimbursed Medicaid.

As of December 31, 2017, we had 105 collective bargaining agreements with unions covering approximately 7,000 active employees at our skilled nursing facilities. We consider our relationship with our employees to be good.

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

Insurance

We maintain a variety of types of insurance, including general and professional liability, workers' compensation, fiduciary liability, property, cyber/privacy liability, directors' and officers' liability, crime, boiler and machinery, automobile, employment practices liability and earthquake and flood. We believe that our insurance programs are adequate and where there has been a direct transfer of risk to the insurance carrier, our risk is limited to the cost of the premium. We self-insure a significant portion of our potential liabilities for several risks, including certain types of general and professional liability, workers’ compensation and health benefits. To the extent our insurance coverage is insufficient or unavailable to cover losses that would otherwise be insurable, or to the extent that our estimates of anticipated liabilities that we self-insure are significantly lower than the actual self-insured liabilities that we incur, our business, financial condition or results of operations could be materially and adversely affected.  For additional information regarding our insurance programs, see Note 21 – “Commitments and Contingencies – Loss Reserves for Certain Self-Insured Programs,” in the financial statements included elsewhere in this report.

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

Customers

With the exception of our rehabilitation therapy services segment, no individual customer or client accounts for a significant portion of our revenue. We do not expect that the loss of a single customer or client within our inpatient services segment would have a material adverse effect on our business, financial condition or results of operations.  Within the rehabilitation services business, there are over 200 distinct customers, many of which are chain operators with more than one location.  The four largest customers of our rehabilitation services business comprise $109.9 million, approximately 68%, of the gross outstanding contract receivables in the rehabilitation services business at December 31, 2017.  One customer, which is a related party of ours, comprises $87.0 million, approximately 54%, of the gross outstanding contract receivables in the rehabilitation services business at December 31, 2017.  In the year ended December 31, 2017, we recorded customer receivership and other related charges of $55.0 million, reducing the net receivable of this customer to $32.0 million.  An adverse event impacting the solvency of several of these large customers resulting in their insolvency or other economic distress would have a material impact on us.  Including the charge above, in the year ended December 31, 2017, we recorded customer receivership and other related charges of $90.9 million associated with three rehabilitation therapy services contracts.  See Note 16 – “Related Party Transactions.”

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

We receive a significant portion of our revenue from Medicare, which accounted for 23% of our consolidated revenue during 2017 and 24% in 2016.  In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of our rehabilitation therapy services customers, are themselves reimbursed by Medicare for the services we provide. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, our business and results of operations will be adversely affected.

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

A significant portion of reimbursement for long-term care services comes from Medicaid, a joint federal-state program purchasing healthcare services for the low income and indigent as well as certain higher-income individuals with significant health needs.  Under broad federal criteria, states establish rules for eligibility, services and payment.  Medicaid is our largest source of revenue, accounting for 56% of our consolidated revenue during 2017 and 55% in 2016.  Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending.  We expect these state and federal efforts to continue for the foreseeable future. The Medicaid program and its reimbursement rates and rules are subject to frequent change at both the federal and state level. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which our services are reimbursed by state Medicaid plans. To generate funds to pay for the increasing costs of the Medicaid program, many states utilize financial arrangements commonly referred to as provider taxes. Under provider tax arrangements, states collect taxes from healthcare providers and then use the revenue to pay the providers as a Medicaid expenditure, which allows the states to then claim additional federal matching funds on the additional reimbursements. Current federal law provides for a cap on the maximum allowable provider tax as a percentage of the provider's total revenue. There can be no assurance that federal law will continue to provide matching federal funds on state Medicaid expenditures funded through provider taxes, or that the current caps on provider taxes will not be reduced. Any discontinuance or reduction in federal matching of provider tax-related Medicaid expenditures could have a significant and adverse effect on states' Medicaid expenditures, and as a result could have a material and adverse effect on our business, financial condition or results of operations.

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

To address potential fraud and abuse in federal healthcare programs, including Medicare and Medicaid, PPACA includes provider screening and enhanced oversight periods for new providers and suppliers, as well as enhanced penalties for submitting false claims. It also provides funding for enhanced anti-fraud activities. PPACA imposes an enrollment moratoria in elevated risk areas by requiring providers and suppliers to establish compliance programs. PPACA also provides the federal government with expanded authority to suspend payment if a provider is investigated for allegations or issues of fraud. PPACA provides that Medicare and Medicaid payments may be suspended pending a “credible investigation of fraud,” unless the Secretary of HHS determines that good cause exists not to suspend payments. If one or more of our affiliated facilities were to experience an extended payment suspension for allegations of fraud, such a suspension could adversely affect our consolidated results of operations and liquidity.

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

We currently cannot predict the full effect that all of these changes will have on our business, including the demand for our services or the amount of reimbursement available for those services. However, it is possible these new laws may reduce reimbursement and adversely affect our business.

PPACA and the implementation of provisions not yet effective could impact our business.

PPACA has and could continue to result in sweeping changes to the existing U.S. system for the delivery and financing of healthcare. As an employer, we must abide by the numerous reporting requirements imposed by the law and regulations implementing PPACA. These provisions could impact our compensation costs and force changes in how the company supports health benefits for its employees. The details for implementation of many of the requirements under PPACA will depend on the promulgation of regulations by a number of federal government agencies, including the HHS. It is impossible to predict the outcome of these changes, what many of the final requirements of PPACA will be, and the net effect of those requirements on us. As such, we cannot fully predict the impact of PPACA on our business, operations or financial performance.

Our business may be materially impacted if certain aspects of PPACA are amended, repealed, or successfully challenged.

A number of lawsuits have been filed challenging various aspects of PPACA and related regulations. In addition, the efficacy of PPACA is the subject of much debate among members of Congress and the public. The outcome of the 2016 election altered leadership in the executive branch of  the government. New leaders in CMS have begun making revisions to some of the demonstrations supported by the previous leaders. These revisions could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy that could significantly impact our business and the health care industry. In the event that legal challenges are successful or PPACA is repealed or materially amended, particularly any elements of PPACA that are beneficial to our business or that cause changes in the health insurance industry, including reimbursement and coverage by private, Medicare or Medicaid payers, our business, operating results and financial condition could be harmed. While it is not possible to predict whether and when any such changes will occur, such changes could harm our business, operating results and financial condition. In addition, even if PPACA is not amended or repealed, the executive branch of the federal government has significant influence on the implementation of the provisions of PPACA, and the administration could make changes impacting the implementation and enforcement of PPACA, which could harm our business, operating results and financial condition. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.  PPACA significantly expanded Medicaid and it provided states incentives for broadening coverage beyond the traditional Medicaid program assisting eligible aged, blind and disabled individuals. Major Medicaid policy revisions under consideration could potentially alter fundamental structure of the Medicaid program; such revisions could be significantly challenging with the potential of undermining funding adequacy and essential coverage requirements.

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

From time to time we are also involved in various external governmental investigations, audits and reviews. Reviews, audits and investigations of this sort can lead to government actions, which can result in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. For example, the OIG conducts a variety of routine, regular and special investigations, audits and reviews across our industry. Failure to comply with applicable laws, regulations and rules could have a material and adverse effect on our business, financial condition or results of operations. Furthermore, becoming subject to these governmental investigations, audits and reviews can also require us to incur significant legal and document production expenses as we cooperate with the government authorities, regardless of whether the particular investigation, audit or review leads to the identification of underlying issues. For example, as discussed in Note 21 – “Commitments and Contingencies - Legal Proceedings – Settlement Agreement,” in the notes to the consolidated financial statements included elsewhere in this report, on June 9, 2017, we and the U.S. Department of Justice (the DOJ) entered into a settlement agreement regarding four matters arising out of the activities of Skilled or Sun Healthcare prior to their operations becoming part of our operations (collectively, the Successor Matters).  The four matters are: the Creekside Hospice Litigation, the Therapy Matters Investigation, the Staffing Matters Investigation and the SunDance Part B Therapy Matter.  We have agreed to the settlement in order to resolve the allegations underlying the Successor Matters and to avoid the uncertainty and expense of litigation.  The settlement agreement calls for payment of a collective settlement amount of $52.7 million (the Settlement Amount), including separate Medicaid repayment agreements with each affected state Medicaid program.  The Company will remit the Settlement Amount over a period of five (5) years.

Changes in Medicare reimbursements for physician and non-physician services could impact reimbursement for medical professionals.

MACRA revised the payment system for physician and non-physician services. Section 1 of that law, the sustainable growth rate repeal and Medicare Provider Payment Modernization will impact payment provisions for medical professional services. That enactment also extended for two years provisions that permit an exceptions process from therapy caps imposed on Medicare Part B outpatient therapy. There was a combined cap for PT and SLP and a separate cap for OT services that apply subject to certain exceptions. On February 9, 2018, the Bipartisan Budget Act of 2018 was signed into law, which provides for the repeal of all therapy caps retroactively to January 1, 2018.  The law still requires post-pay MMR once claims for SLP and PT reach $3,000 and OT reaches $3,000. Prior to January 1, 2018, the MMR requirement generally provided that, on a per beneficiary basis and subject to limited exceptions, services above $3,700 for PT and SLP services combined and/or $3,700 for OT services would be subject to MMR. The reduction in the MMR services threshold could result in increased number of reviews, which could in turn have a negative effect on our business, financial condition or results of operations.

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

We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, the intensity of federal and state enforcement actions or the extent and size of any potential sanctions, fines or penalties. Changes in the regulatory framework, our failure to obtain or renew required regulatory approvals or licenses or to comply with applicable regulatory requirements, the suspension or revocation of our licenses or our disqualification from participation in federal and state reimbursement programs, or the imposition of other enforcement sanctions, fines or penalties could have a material adverse effect upon our business, financial condition or results of operations. Furthermore, should we lose licenses or certifications for a number of our facilities or other businesses as a result of regulatory action, legal proceedings such as those described in Note 21 – “Commitments and Contingencies - Legal Proceedings,” or otherwise, we could be deemed to be in default under some of our agreements, including agreements governing outstanding indebtedness and the report of such issues at one of our facilities could harm our reputation for quality care and lead to a reduction in our patient referrals and ultimately our revenue and operating income.

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

Risks Relating to Our Operations

Our substantial indebtedness, scheduled maturities, lease obligations and disruptions in the U.S. and global financial markets could affect our ability to obtain financing or to extend or refinance debt as it matures, which could negatively impact our results of operations, liquidity, financial condition and the market price of our common stock.

We have now and will for the foreseeable future continue to have a significant amount of indebtedness and lease obligations. At December 31, 2017, our total indebtedness was approximately $1.1 billion, excluding debt issuance costs, and our total lease obligations are $14.0 billion.  Our substantial indebtedness and lease obligations could have important consequences. For example, it could:

•  increase our vulnerability to adverse economic and industry conditions;

•  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and lease obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•  place us at a competitive disadvantage compared to our competitors that have less debt or lease obligations;

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

Much of our indebtedness is subject to floating interest rates and/or payment in kind features.  Changes in interest rates or discontinuation of payment in kind terms could result in increased interest payments, and accordingly, reduce our future earnings and cash flows limiting our ability to obtain additional financing.  Payment in kind terms defer cash payment obligations until maturity of the debt instrument.  Such a feature increases the debt obligation due at maturity, which could make it difficult to obtain additional financing.

Our lease obligations include annual fixed rent escalators averaging between 2.0% and 3.0%. These contractual obligation increases may outpace any increase in our results of our operations placing an additional burden on our results of operations, liquidity and financial position.  Such a burden coud limit our ability to obtain additional financing.

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

We face risks because of the number of facilities we lease.  As of December 31, 2017, we leased approximately 81% of our centers; 66% were leased pursuant to master lease agreements with seven landlords.  The loss or deterioration of our relationship with any of such landlords may adversely affect our business.

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

Most of our lease agreements include average annual rent escalators ranging from 2.0% to 3.0%.  These escalators could impact our ability to satisfy certain obligations and covenants, specifically coverage ratios.  If the results of our operations do not increase at or above the escalator rates, it would place an additional burden on our results of operations, liquidity and financial position.  Our annual rent escalators are often times outpacing our annual reimbursement escalators.  This issue is compounded by the shift in payor mix to lower reimbursed Medicaid.

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

We have recently entered into agreements with certain of our credit parties concerning a long-term restructuring of certain master leases and loans (the Restructuring Transactions) in an effort to develop a sustainable capital structure.  However, there can be no assurance that the fixed charge reductions contemplated in the Restructuring Transactions will be sufficient to sustain us in the long term.

Our ability to service our financial obligations, in addition to our ability to comply with the financial and restrictive covenants contained in our leases and loans is dependent upon, among other things, our ability to attain a sustainable capital structure.  We have recently executed on the Restructuring Transactions with certain of our credit parties in an effort to attain a sustainable capital structure.  However, there can be no assurance that the reduction in our annual fixed charges realized in connection with the Restructuring Transactions will be sufficient to sustain us in the event our business suffers from further reductions in occupancy and/or inflation in costs continues to outpace the rate of third party reimbursement rate growth.  In the event the fixed charge reductions realized in the Restructuring Transactions are unable to sustain us as a result of further pressures on our business, we may be forced to seek additional concessions from our creditors or otherwise seek reorganization under the U.S. Bankruptcy Code.

We are presently operating under waivers of certain of our master leases.  There can be no assurance such waivers will be received in future periods.  In the event future waivers are not extended and our creditors accelerate our loan and lease obligations, it would have a material adverse effect on our liquidity and financial condition.

At December 31, 2017, we did not meet certain of the financial covenants contained under a number of our significant lease agreements.  Although we have received waivers with our counterparties to these agreements related to our breach of financial covenants at December 31, 2017, there can be no assurance such waivers will be received in future periods.  If future defaults are not cured within applicable cure periods, if any, and if waivers or other forms of relief are not obtained, the defaults can cause acceleration of our financial obligations, which we may not be in a position to satisfy.  In the event this occurs and we are unable to satisfy an acceleration of our financial obligations, we may be forced to seek reorganization under the U.S. Bankruptcy Code.

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

We also may be subject to lawsuits under the FCA and comparable state laws for submitting allegedly fraudulent or otherwise inappropriate bills for services to the Medicare and Medicaid programs. These lawsuits, which may be initiated by government authorities as well as private party relators, can involve significant monetary damages, fines, attorney fees and the award of bounties to private plaintiffs who successfully bring these suits, as well as to the government programs. In recent years, government oversight and law enforcement have become increasingly active and aggressive in investigating and taking legal action against potential fraud and abuse. See Note 21 - “Commitments and Contingencies - Legal Proceedings,” in the notes to the consolidated financial statements included elsewhere in this report for pending litigation and investigations which, based upon information currently available, could have a potentially material adverse effect on our results of operations, liquidity and financial condition.

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

Testing and maintaining our internal control over financial reporting can be expensive and divert our management's attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with applicable law or if our independent registered public accounting firm does not issue an unqualified attestation report. See Item 9A.  "Controls and Procedures—Management's Report on Internal Control over Financial Reporting," for management’s disclosure on its responsibility for establishing and maintaining adequate internal controls.

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

Our revenue is affected by our ability to attract a favorable patient acuity mix and by our mix of payment sources. Changes in the type of patients we attract, as well as our payor mix among private payors, managed care companies, Medicare (both traditional Medicare and Medicare Advantage) and Medicaid significantly affect our profitability because not all payors reimburse us at the same rates. Particularly, if we fail to maintain our proportion of high-acuity patients or if there is any significant increase in the percentage of our population for which we receive Medicaid reimbursement, our financial position, results of operations and liquidity may be adversely affected. Furthermore, in recent periods we have continued to see a shift from “traditional” FFS Medicare patients to Medicare Advantage patients.  Reimbursement rates are generally lower for services provided to Medicare Advantage patients than they are for the same services provided to traditional FFS Medicare patients.  This trend may continue in future periods.  Our financial results have been negatively affected by this shift to date.  Our financial results will continue to be negatively affected if the trend towards Medicare Advantage continues, and particularly if it accelerates.

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

The DOL adopted final rule changes to the Fair Labor Standards Act that would increase the minimum salary threshold for employees exempt from overtime along with an automatic annual increase to this salary threshold.  A U.S. federal district court enjoined the DOL from implementing and enforcing these new rules, which were set to take effect on December 1, 2016.  The DOL has since appealed the ruling.  On August 31, 2017, a summary judgment against the DOL was granted invalidating the overtime rule in its entirety.  On October 30, 2017, the DOJ, on behalf of the DOL, appealed the summary judgment.  The future of these new rules is uncertain, but if these changes ultimately take effect, it could increase our cost of services provided.

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

The healthcare services industry is highly competitive. Our skilled nursing facilities compete primarily on a local and regional basis with other skilled nursing facilities and with assisted/senior living facilities, from national and regional chains to smaller providers owning as few as a single facility. Competitors include other for-profit providers as well as non-profits, religiously-affiliated facilities, and government-owned facilities. We also compete under certain circumstances with inpatient rehabilitation facilities and long-term acute care hospitals. Increasingly, we are competing with home health and community based providers who have developed programs designed to provide services to seniors outside an institutional setting, extending the time period before they need the higher level of care provided in a skilled nursing facility.  In addition, some competitors are implementing vertical alignment strategies, such as hospitals who provide long-term care services.  Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing facilities in the local market and the types of services available at those facilities, our local reputation for quality care of patients, the commitment and expertise of our caregivers, our local service offerings and treatment programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. If we are unable to attract patients, particularly high-acuity patients, to our facilities and agencies, our revenue and profitability will be adversely affected. Some of our competitors may have greater recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Competing long-term care companies may also offer newer facilities or different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current patients, potential patients and referral sources. Furthermore, while we budget for routine capital expenditures at our facilities to keep them competitive in their respective markets, to the extent that competitive forces cause those expenditures to increase in the future, our financial condition may be negatively affected.

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

Our ability to achieve and maintain a reputation for providing quality of care to our patients at each of our skilled nursing and assisted/senior living facilities, or through our rehabilitation therapy, is important to our ability to attract and retain patients, particularly high-acuity patients. In some instances, our referral sources are affiliated with healthcare systems that may have affiliated businesses that offer services that compete with ours, and the frequency of this occurring may increase in the future as ACOs are formed in the markets we serve.  We believe that the perception of our quality of care by a potential patient or potential patient's family seeking to contract for our services is influenced by a variety of factors, including physician and other healthcare professional referrals, community information and referral services, newspapers and other print and electronic media, results of patient surveys, recommendations from family and friends, and quality care statistics or rating systems compiled and published by CMS or other industry data. Through our focus on retaining quality staffing, reviewing feedback and surveys from our patients and referral sources to highlight areas of improvement and integrating our service offerings at each of our facilities, we seek to maintain and improve on the outcomes from each of the factors listed above in order to build and maintain a strong reputation at our facilities. If we fail to achieve or maintain a reputation for providing quality care, or are perceived to provide a lower quality of care than competitors within the same geographic area, our ability to attract and retain patients would be adversely affected. If our businesses fail to maintain a strong reputation in the areas in which we operate, our business, revenue and profitability could be adversely affected.

If we do not achieve and maintain competitive quality of care ratings from CMS and private organizations engaged in similar monitoring activities, or if the frequency of CMS surveys and enforcement sanctions increases, our business may be negatively affected.

CMS, as well as certain private organizations engaged in similar monitoring activities, provides comparative data available to the public on its website, rating every skilled nursing facility operating in each state based upon quality of care indicators.  These quality of care indicators include such measures as percentages of patients with infections, bedsores and unplanned weight loss.  In addition, CMS has undertaken an initiative to increase Medicaid and Medicare survey and enforcement activities, to focus more survey and enforcement efforts on facilities with findings of substandard care or repeat violations of Medicaid and Medicare standards, and to require state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified.  We have found a correlation between negative Medicaid and Medicare surveys and the incidence of professional liability litigation.  From time to time, we experience a higher than normal number of negative survey findings in some of our affiliated facilities.

In December 2008, CMS introduced the Star Ratings to help consumers, their families and caregivers compare nursing homes more easily.  The Star Ratings give each nursing home a rating of between one and five stars in various categories.  In cases of acquisitions, the previous operator's clinical ratings are included in our overall Star Ratings.  The prior operator's results will impact our rating until we have sufficient clinical measurements subsequent to the acquisition date.  If we are unable to achieve quality of care ratings that are comparable or superior to those of our competitors, our ability to attract and retain patients could be adversely affected.

On February 20, 2015, CMS modified the Star Ratings for nursing homes to include the use of antipsychotics in calculating the star ratings, modified calculations for staffing levels and reflect higher standards for nursing homes to achieve a high rating on the quality measure dimension.  Since the standards for performance on quality measures are increasing, the number of our 4 and 5 star facilities could be reduced.

In April 2016, CMS added six quality measures to the Nursing Home Compare website. These quality measures include:  successful discharges  to the community; visits to the emergency department; rehospitalizations; improvements in function; long-stay residents whose ability to move independently worsened; and antianxiety or hypnotic medications.  Five quality measures were used to compute Star Ratings in July 2016 (antianxiety or hypnotic medications were excluded).   Starting in January 2017, the five quality

measures have the same weight as the other quality measures.  This change nearly doubles the number of short-stay measures about key short-stay outcomes. The health inspection star rating for surveys conducted on or after November 28, 2017 will be frozen in anticipation of the phase 2 implementation of the Requirements of Participation on the same date, as well as the implementation of the new Long-Term Care Survey Process, and with those changes, changes to the Star Ratings and Nursing Home Compare will be necessary.  The additional quality measures and the impact of having no additional data for surveys after November 28, 2017 could adversely affect our Star Ratings.

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

We depend on implementing adequate cost management initiatives in response to fluctuations in levels of patient census in our businesses in order to maintain our current cash flow and earnings levels. Fluctuation in our patient census levels may become more common as we continue our emphasis in our skilled nursing facilities on patients with shorter stays but higher acuities. A decline in patient census levels would likely result in decreased revenue. If we are unable to put in place corresponding reductions in costs in response to decreases in our patient census or other revenue shortfalls, our financial condition and operating results would be adversely affected.  There are limits in our ability to reduce the costs of our centers because we must maintain required staffing levels.

We may not be fully reimbursed for all services that our skilled nursing facilities are required to bill through Medicare's consolidated billing requirements.

Skilled nursing facilities are required to bill Medicare on a consolidated basis for certain items and services that they provide to patients and residents, regardless of the amount or costs of services that the patients and residents actually receive. The consolidated billing requirement essentially confers on the skilled nursing facility itself the Medicare billing responsibility for the entire package of care that its residents receive in these situations. Federal law also requires that post-hospitalization skilled nursing services be “bundled” into the hospital's Diagnostic Related Group (DRG) payment in certain diagnoses. Where this rule applies, the hospital and the skilled nursing facility must, in effect, divide the payment which otherwise would have been paid to the hospital alone for the patient's treatment, and no additional funds are paid by Medicare for skilled nursing care of the patient. This requirement may, in instances where it is applicable, have a negative effect on skilled nursing facility utilization/census and payments, either because hospitals may find it difficult to place patients in skilled nursing facilities which will not be paid as they previously were, or because hospitals are reluctant to discharge patients to skilled nursing facilities and lose a portion of the payment that the hospital would otherwise receive. This bundling requirement could be extended to more DRGs in the future, which could exacerbate the potentially negative impact on skilled nursing facility utilization/census and payments. As a result of the bundling requirements we may not be fully reimbursed for all services that a facility bills through consolidated billing, which could adversely affect our results of operations and financial condition.

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

Medicaid Manage Care for Long Term Care Services and Support (MLTSS) programs granted under waivers of the Social Security Act are currently being extended and or modified in some states with approval by CMS.  SNF-VBP programs are therefore being submitted by some states which may include changes from Any Willing Provider, a model that permits all licensed providers to serve the Medicaid population, to programs that may exclude nursing home providers that do not score high enough under certain metrics thus causing a narrowing of network participation for some providers.  The narrowing of a skilled nursing facility’s participation in MTLSS would cause providers not to be able to accept Medicaid Managed Care enrollees into their facility until the facility meets the metrics standard as set by the state’s Medicaid program.

Under Section 1115 of the Social Security Act, the Secretary of HHS can waive specific provisions of the Medicaid program and that in order to apply for the Section 1115 waivers states must follow specific procedures for notice and stakeholder input established by CMS.  Giving states permission to use federal Medicaid funds in ways that are not otherwise allowed under the federal rules, as long as the Secretary of HHS determines that the initiative is an experimental or demonstration project that is likely to assist in promoting the objectives of the Medicaid program.  States can obtain Section 1115 waivers that make broad changes in Medicaid eligibility, benefits and cost-sharing, and provider payments.  CMS has recently approved, in some Section 1115 waivers, the elimination of retroactive eligibility benefits for Medicaid beneficiaries.

Delays in reimbursement may cause liquidity problems.

If we have information systems problems or payment or other issues arise with Medicare, Medicaid or other payors that affect the amount or timeliness of reimbursements, we may encounter delays in our payment cycle. On occasion, states have delayed reimbursement at fiscal year ends for budget balancing purposes.  Any significant payment timing delay could cause us to experience working capital shortages. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our consolidated results of operations and liquidity. Our working capital management procedures may not successfully mitigate the effects of any delays in our receipt of payments or reimbursements. Accordingly, such delays could have an adverse effect on our liquidity and financial condition.

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

We are subject to federal and state income taxes.  Changes in tax laws and regulations and the interpretation of those tax law changes could have a material effect on our effective tax rate, provision for income taxes and income tax obligations.

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (Tax Act) into law resulting in significant changes to the Internal Revenue Code.  We are in the process of analyzing the full impact of the Tax Act on our current and deferred income taxes for taxable periods beginning on or after January 1, 2018.  In the year ended December 31, 2017, income tax provision, we did reduce the carrying value of our deferred tax asset and deferred tax liability to reflect the reduced corporate income tax rate of 21% down from 35%.

As we continue to evaluate and interpret the provisions of the Tax Act and any subsequently issued guidance by federal and state taxing authorities, we may make adjustments to the estimates recorded as of December 31, 2017. Any adjustments or additional amounts recorded may materially impact our effective tax rate, provision for income taxes and income tax obligations in the periods in which they are made.

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

Goodwill and identifiable intangible assets comprise approximately 5% of our total assets. We review the carrying value of certain long-lived assets, finite-lived intangible assets and indefinite-lived intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period may be necessary, such as when the market value of our common stock is below book equity value. On an ongoing basis, we also evaluate, based upon the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If circumstances suggest that the recorded amounts of any of these assets cannot be recovered based upon estimated future cash flows, the carrying values of such assets are reduced to fair value. If the carrying value of any of these assets is impaired, we may incur a material charge to earnings.  See Note 19 – “Asset Impairment Charges.”

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

As of December 31, 2017, approximately 7,000 of our 68,700 active employees were represented by unions and covered by collective bargaining agreements.  In addition, certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. We cannot predict the effect that continued union representation or future organizational activities will have on our business or future operations. There can be no assurance that we will not experience a material work stoppage in the future.

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

Our business is dependent on the proper functioning, reliability and availability of our business systems and technology.  While we have implemented strong security controls and continue to enhance those controls to protect the safety and security of our information systems, and the patient health information, personal information, and other data maintained within those systems, we cannot assure you that our safety and security measures and disaster recovery plan will prevent damage, interruption or breach of our information systems and operations.  Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, we may be unable to anticipate these techniques or implement adequate preventive measures.

In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of our information systems.  Unauthorized parties may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deceiving our employees or contractors.

If our business and technology systems are compromised and personal or other protected information regarding patients, employees or others with whom we do business is stolen, tampered with or otherwise improperly accessed, our ability to conduct our business and our reputation may be impaired. If personal or other protected information of our patients, employees or others with whom we do business is tampered with, stolen or otherwise improperly accessed, we may incur significant costs to remediate possible injury to the affected persons, compensate the affected persons, pay any applicable fines, or take other action with respect to judicial or regulatory actions arising out of the incident, including under HIPAA or the HITECH Act, as applicable.

Furthermore, while we budget for changes and upgrades to our business and technology systems, it is possible that we may underestimate the actual costs of those changes and upgrades.  Failure to make necessary changes and upgrades due to financial or other concerns could negatively impact the effectiveness of our business and technology systems, as well as our operations and financial performance.

We conducted annual internal and third party cybersecurity risk assessments with the goal of identifying any areas of exposure, focusing our resources on remediating those risks, and strengthening our overall cybersecurity profile.

Risks Related to Ownership of Our Class A Common Stock

We are subject to the Continued Listing Criteria of the New York Stock Exchange (NYSE), and our failure to satisfy these criteria may result in the delisting of our common stock.

On November 22, 2017, we received written notification from the NYSE that we are not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual (Section 802.01C) because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. On March 1, 2018, we received written notification from the NYSE confirming that we have regained compliance with the continued listing standard set forth in Section 802.01C.  We regained compliance under Section 802.01C after our closing share price on February 28, 2018 and our average closing share price for the 30 trading-day period ending February 28, 2018 both exceeded $1.00.

There can be no assurance that our stock price will continue to close above $1.00 per share and we will remain compliant with the Continued Listing Criteria of the NYSE.  If our common stock is ever delisted and we are not able to list our common stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future. There can be no assurance that an active trading market for our common stock will develop or be sustained.

The conversion of debt securities or exercise of stock warrants into our common stock may dilute the ownership of existing stockholders.

We may, from time to time, issue convertible debt securities or common stock warrants. For example, in connection with a transaction with Welltower we issued a note, which was subsequently converted into our common stock. See Note 4 – “Significant Transactions and Events – Master Leases.” The conversion, if any, of such convertible debt or exercise of stock warrants may dilute the ownership interest of our existing stockholders. Any sales in the public market of the shares of common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes and stock warrants may encourage short selling by market participants because the conversion of the notes or exercise of stock warrants could depress the market price of our common stock. Issuance of such common stock upon conversion or exercise also may affect our earnings (loss) on a per share basis.

The holders of a majority of the voting power of our common stock have entered into a voting agreement, and the voting group’s interests may conflict with the interests of other stockholders.

The holders of a majority of the voting power of our common stock have entered into a voting agreement governing the election of our directors.  These holders constitute a “group” (as such term is defined in Section 13(d) of the Exchange Act) controlling a majority of the voting power of our common stock (the Voting Group), and we therefore are a “controlled company.”  Our Class A common stock, Class B common stock and Class C common stock each have one vote per share. As of December 31, 2017, the Voting Group owned shares of common stock representing approximately 54% of the combined voting power of our outstanding common stock. Accordingly, the Voting Group will generally have the power to control the outcome of matters on which stockholders are entitled to vote. Such matters include the election and removal of directors, the adoption or amendment of our certificate of incorporation and bylaws, possible mergers, corporate control contests and significant transactions. Through its control of elections to our board of directors, the Voting Group may also have the ability to appoint or replace our senior management and cause us to issue additional shares of our common stock or repurchase common stock, declare dividends or take other actions. The Voting Group may make decisions regarding our company and business that are opposed to our other stockholders’ interests or with which they disagree. The

Voting Group may also delay or prevent a change of control of us, even if the change of control would benefit our other stockholders, which could deprive our other stockholders of the opportunity to receive a premium for their Class A common stock. The significant concentration of stock ownership and voting power may also adversely affect the trading price of our Class A common stock due to investors’ perception that conflicts of interest may exist or arise. To the extent that the interests of our public stockholders are harmed by the actions of the Voting Group, the price of our Class A common stock may be harmed.

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

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general purposes, including to service or repay our debt and lease obligations as well as to fund the operation and expansion of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, lease obligations, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant.

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

•  a majority of the board of directors consists of independent directors;

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

We elect to be treated as a controlled company and thus utilize some of these exemptions. We have adopted charters for our audit committee, our nominating, corporate governance, quality and compliance committee and our compensation committee, and conduct annual performance evaluations for these committees. Although our board is composed of a majority of independent directors, none of these committees are composed entirely of independent directors, except for our audit committee.  Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to the NYSE corporate governance requirements described above.

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

If we were deemed an “investment company” under the Investment Company Act of 1940 as a result of our ownership of FC-GEN, applicable restrictions could make it impractical for us to continue our business as contemplated and could materially and adversely affect our operating results.

If we were to cease participation in the management of FC-GEN, our interests in FC-GEN could be deemed an "investment security" for purposes of the Investment Company Act of 1940 (the 1940 Act).  Generally, a person is deemed to be an "investment company" if it owns investment securities having a value exceeding 40% of the value of our total assets (exclusive of U.S. government securities and cash items), absent an applicable exemption.  We have substantially no assets other than our equity interests in the managing member of FC-GEN and FC-GEN’s interests in our subsidiaries. A determination that this interest in FC-GEN was an investment security could result in our being an investment company under the 1940 Act and becoming subject to the registration and other requirements of the 1940 Act.  We intend to conduct our operations so that we will not be deemed an investment company.  However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and have a material adverse effect on our business and operating results and the price of our Class A common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2017, our 470 long-term care facilities consisted of 48 which were owned, 379 which were leased, 37 which were managed and six which were joint ventures.  As of December 31, 2017, our operated facilities had a total of 56,834 licensed beds.

The following table provides the facility count and licensed beds by state as of December 31, 2017 for all owned, leased, managed or joint venture skilled nursing and assisted/senior living facilities.

	Owned Facilities		Leased Facilities		Managed Facilities		Joint Venture Facilities		Total Facilities
State	Count	Beds	Count	Beds	Count	Beds	Count	Beds	Count	Beds
Alabama	—	—	9	940	—	—	—	—	9	940
Arizona	—	—	1	161	—	—	—	—	1	161
California	12	1,384	24	2,344	1	150	—	—	37	3,878
Colorado	—	—	10	1,407	—	—	—	—	10	1,407
Connecticut	2	300	19	2,730	—	—	—	—	21	3,030
Delaware	—	—	6	700	—	—	—	—	6	700
Florida	—	—	9	1,120	—	—	—	—	9	1,120
Georgia	3	305	2	257	—	—	—	—	5	562
Idaho	—	—	8	915	—	—	—	—	8	915
Indiana	—	—	—	—	2	208	—	—	2	208
Kentucky	—	—	19	1,735	—	—	—	—	19	1,735
Maine	—	—	11	953	—	—	—	—	11	953
Maryland	3	374	25	3,196	1	140	4	672	33	4,382
Massachusetts	2	225	26	3,262	4	370	1	224	33	4,081
Montana	—	—	5	650	—	—	—	—	5	650
Nevada	2	160	1	190	—	—	—	—	3	350
New Hampshire	1	108	29	3,036	—	—	1	90	31	3,234
New Jersey	5	800	38	5,642	2	279	—	—	45	6,721
New Mexico	2	208	17	2,048	—	—	—	—	19	2,256
North Carolina	2	340	7	837	—	—	—	—	9	1,177
Ohio	—	—	17	2,166	—	—	—	—	17	2,166
Pennsylvania	1	194	40	5,072	6	831	—	—	47	6,097
Rhode Island	1	120	8	1,059	—	—	—	—	9	1,179
Tennessee	—	—	2	259	—	—	—	—	2	259
Texas	2	214	1	90	21	3,041	—	—	24	3,345
Utah	—	—	1	120	—	—	—	—	1	120
Vermont	6	630	3	309	—	—	—	—	9	939
Virginia	1	130	2	208	—	—	—	—	3	338
Washington	3	371	5	468	—	—	—	—	8	839
West Virginia	—	—	34	3,092	—	—	—	—	34	3,092
Total	48	5,863	379	44,966	37	5,019	6	986	470	56,834

Skilled nursing	44	5,564	360	43,375	35	4,790	5	896	444	54,625

Assisted/Senior living	4	299	19	1,591	2	229	1	90	26	2,209

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

Market Information

The following table sets forth, for the indicated quarterly periods, the high and low sale prices of our Class A common stock as reported by the NYSE:

Year Ended December 31, 2017	High ($)	Low ($)
First quarter	$4.69	$2.41
Second quarter	2.67	1.59
Third quarter	1.77	0.97
Fourth quarter	1.14	0.69
Year Ended December 31, 2016	High ($)	Low ($)
First quarter	$3.64	$1.42
Second quarter	2.66	1.38
Third quarter	3.00	1.67
Fourth quarter	4.36	2.57

On March 15, 2018, the closing sales price of our Class A common stock on the NYSE was $1.43 per share. On that date, there were 74 holders of record of our Class A common stock, 10 holders of record of our Class B common stock, and 75 holders of record of our Class C common stock.

Dividend Payment

We did not declare or pay cash dividends in 2017, 2016 or 2015 on our Class A, Class B or Class C common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We have made and will continue to make distributions on the behalf of FC-GEN members to satisfy tax obligations. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general purposes, including to service or repay our debt and to fund the operation and expansion of our business.

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

Additional information regarding our stock plan activity for fiscal year 2017, 2016 and 2015 is provided in the notes to our consolidated financial statements in this annual report, see Note 14  - “Stock-Based Compensation."

The equity compensation plan information set forth in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters"   of this report contains information concerning securities authorized for issuance under our equity compensation plans.

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our Class A common stock since December 31, 2012, to three indices: the S&P 500, the S&P 1500 Health Care Index and a peer group.  The peer group is made up of the following companies:  Five Star Quality Care, Inc., The Ensign Group, Inc., Brookdale Senior Living Inc., Kindred Healthcare Inc., HealthSouth Corporation and National Healthcare Corporation. We believe the comparison of this peer group is a better representation of our stock performance as compared to the S&P 1500 Health Care Index.  As such, the graph will not include the S&P 1500 Health Care Index after this year.  The graph assumes an initial investment of $100 on December 31, 2012, assuming reinvestment of dividends, if any. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our Class A common stock. The following graph and related information shall not be deemed "soliciting material" or deemed to be "filed" with the SEC, nor shall such information be incorporated by reference into any SEC filing unless we specifically incorporate it by reference into the particular filing.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Genesis Healthcare, Inc.	$ 100.00	$ 75.51	$ 134.54	$ 54.47	$ 66.72	$ 11.98
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
S&P 1500 Health Care Index	100.00	142.19	177.44	190.59	186.68	228.63
Peer Group	100.00	133.92	168.35	118.00	111.49	114.46

Item 6. Selected Financial Data

We derived the selected historical consolidated financial data below for each of the years ended December 31, 2017, 2016, and 2015, and as of December 31, 2017 and 2016, from our audited consolidated financial statements included elsewhere in this report. We derived the selected historical consolidated financial data for the years ended December 31, 2014 and 2013 and as of December 31, 2015, 2014 and 2013 from our consolidated financial statements not included in this report. Historical results are not necessarily indicative of future performance.

Please refer to the information set forth below in conjunction with other sections of this report, including Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated historical financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$5,373,740	$5,732,430	$5,619,224	$4,768,080	$4,710,341
Expenses	6,343,339	5,867,943	5,972,249	5,049,587	4,889,126
Loss before income tax (benefit) expense	(969,599)	(135,513)	(353,025)	(281,507)	(178,785)
Income tax (benefit) expense	(10,427)	(17,435)	172,524	(44,022)	(9,179)
Loss from continuing operations	(959,172)	(118,078)	(525,549)	(237,485)	(169,606)
(Loss) income from discontinued operations, net of taxes	(32)	27	(1,219)	(14,044)	(7,364)
Net loss	(959,204)	(118,051)	(526,768)	(251,529)	(176,970)
Less net loss (income) attributable to noncontrolling interests	380,222	54,038	100,573	(2,456)	(1,025)
Net loss attributable to Genesis Healthcare, Inc.	$(578,982)	$(64,013)	$(426,195)	$(253,985)	$(177,995)
Loss per common share:
Weighted-average shares used in computing loss per common share:
Basic	94,217	89,873	85,755	49,865	49,865
Diluted	94,217	152,532	85,755	49,865	49,865
Net loss per common share attributable to Genesis Healthcare, Inc.:
Basic	$(6.15)	$(0.71)	$(4.97)	$(5.09)	$(3.57)
Diluted	(6.15)	(0.82)	(4.97)	(5.09)	(3.57)
Other Financial Data:
Capital expenditures	$(64,106)	$(93,118)	$(85,723)	$(70,987)	$(77,399)
Net cash provided by operating activities	120,455	68,361	8,618	107,652	82,149
Net cash provided by (used in) investing activities, net of capital expenditures	55,491	(12,788)	(253,484)	(95,675)	(91,702)
Net cash (used in) provided by financing activities	(172,829)	(65,708)	218,861	14,158	20,748

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$54,525	$51,408	$61,543	$87,548	$61,413
Working capital (1)	40,713	201,427	212,828	177,391	195,456
Property and equipment and leased facility assets, net	3,413,599	3,765,393	4,085,247	3,493,250	3,550,950
Total assets	4,787,865	5,779,201	6,059,948	5,120,255	5,117,741
Long-term debt, including current installments (recourse)	1,049,321	1,141,987	1,168,128	467,132	415,346
Long-term debt, including current installments (non-recourse)	27,978	29,157	30,507	49,961	54,823
Capital lease obligations, including current installments	1,027,866	999,226	1,055,658	1,005,637	975,617
Financing obligations, including current installments	2,931,361	2,869,147	3,065,066	2,912,338	2,786,391
Stockholders' (deficit) equity	(1,680,132)	(730,188)	(619,387)	(457,490)	(183,881)

(1)	Net of cash and cash equivalents, and excluding available borrowings under credit lines.

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

Business Overview

Genesis is a healthcare services company that through its subsidiaries owns and operates skilled nursing facilities, assisted/senior living facilities and a rehabilitation therapy business.  We have an administrative service company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services.  We provide inpatient services through 470 skilled nursing, assisted/senior living and behavioral health centers located in 30 states.  Revenues of our owned, leased and otherwise consolidated centers constitute approximately 86% of our revenues.

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

Because FC-GEN’s pre-transaction owners held an approximately 58% direct controlling interest in Skilled and a 74.25% economic and voting interest in the combined company, FC-GEN is considered to be the acquirer of Skilled for accounting purposes. Following the closing of the Combination, the combined results of Skilled and FC-GEN are consolidated with approximately 42% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity. The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1 to 1 basis to our public shares. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares.  Since the Combination, there have been conversions of 2.9 million Class C common stock, resulting in a dilution of the direct non-controlling interest to 38.6%.

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

Sale of Kansas ALFs

On January 1, 2016, we sold 18 Kansas assisted/senior living facilities acquired in the Combination for $67.0 million. Of the proceeds received, $54.2 million were used to pay down partially real estate bridge loans.  See Note 10 – “Long-Term Debt – Real Estate Bridge Loans.”

Sale of Hospice and Home Health

In March 2016, we signed an agreement with FC Compassus LLC, a nationwide network of community-based hospice and palliative care programs, to sell our hospice and home health operations for $84 million. Effective May 1, 2016, we completed the sale and received $72 million in cash and a $12 million note.  The sale resulted in a gain of $43.4 million and a derecognition of goodwill and identifiable intangible assets of $30.8 million.  The cash proceeds were used to pay down debt.  Through the asset purchase agreement, we retained certain liabilities.  See Note 21 – “Commitments and Contingencies – Legal Proceedings - Creekside Hospice Litigation.”  Certain members of our board of directors indirectly beneficially hold ownership interests in FC Compassus LLC totaling less than 10% in the aggregate.

Department of Housing and Urban Development (HUD) Insured Loans

During the years ended December 31, 2017 and 2016, we closed on the HUD insured financings of 4 skilled nursing facilities for $27.8 million and 28 skilled nursing facilities for $205.3 million, respectively.  The total proceeds from the financings were used to pay down partially real estate bridge loans.  See Note 10 – “Long-Term Debt – Real Estate Bridge Loans.”

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

On February 1, 2017, we divested two skilled nursing facilities located in Georgia at the expiration of their respective lease terms.  The two skilled nursing facilities had annual revenue of $10.6 million and pre-tax net loss of $0.4 million.  We recognized a loss of $0.7 million.

On March 14, 2017, we completed the divestiture of four skilled nursing facilities located in Massachusetts and were subject to a master lease agreement.  These facilities, along with two other facilities that were divested previously and subleased to a third-party operator, were sold and terminated from the master lease resulting in an annual rent credit of $1.2 million.  The master lease termination resulted in a capital lease net asset and obligation write-down of $14.9 million.  The four skilled nursing facilities had annual revenue of $26.7 million and pre-tax net income of $1.2 million. We recognized a loss of $1.4 million.

On April 1, 2017, we divested a skilled nursing facility located in Tennessee. The skilled nursing facility was subject to a master lease agreement and had annual revenue of $7.4 million and pre-tax net income of $0.5 million.  We recognized a loss of $0.8 million.

On April 1, 2017, we divested of 18 skilled nursing facilities (16 owned and 2 leased) located in Kansas, Missouri, Nebraska and Iowa.  The 18 skilled nursing facilities had annual revenue of $110.1 million, pre-tax net loss of $10.7 million and total assets of $91.6 million.  Sale proceeds of approximately $80 million, net of transaction costs, were used principally to repay the indebtedness of the skilled nursing facilities.  We recognized a loss of $6.5 million.  The 16 owned skilled nursing facilities qualified and were presented as assets held for sale at December 31, 2016.  One of the leased skilled nursing facilities was subleased to a new operator resulting in a loss associated with a cease to use asset of $4.1 million.

On June 1, 2017, we divested of one skilled nursing facility located in North Carolina. The skilled nursing facility was subject to a master lease agreement and had annual revenue of $6.4 million and pre-tax net loss of $1.0 million.  We recognized a loss of $0.5 million.

On July 10, 2017, we divested of one skilled nursing facility located in Colorado. The skilled nursing facility was subject to a master lease agreement and had annual revenue of $5.7 million and pre-tax net loss of $2.2 million.  We recognized a loss of $0.5 million.

On September 28, 2017, we closed one skilled nursing facility located in California. The skilled nursing facility remains subject to a master lease agreement and had annual revenue of $6.9 million and pre-tax net loss of $1.6 million.  We recognized a loss of $0.1 million.

On October 1, 2017, we divested two skilled nursing facilities located in Georgia.  The two skilled nursing facilities were subject to a master lease agreement and had annual revenue of $15.5 million and pre-tax net loss of $3.0 million.  We recognized a loss of $1.8 million.

On December 22, 2017, we completed the divestiture of five skilled nursing facilities located in California.  We owned the real and personal property of these five skilled nursing facilities, but leased the operations to a third party.   These five skilled facilities had annual revenue of $4.0 million and pre-tax net loss of $2.7 million.  We recognized a gain of $0.2 million.

We present gains and losses in the consolidated statements of operations as other loss (income).  See Note 18 – “Other Loss (Income).”

Master Leases

Welltower – Second Spring

On November 1, 2016, Welltower sold the real estate of 64 facilities to Second Spring Healthcare Investments (Second Spring), a joint venture formed by affiliates of Lindsay Goldberg LLC, a private investment firm, and affiliates of Omega Healthcare Investors, Inc. (Omega).  We continue to operate the facilities pursuant to our new lease with affiliates of Second Spring effective November 1, 2016 and there was no change in the operations of these facilities.

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

Welltower - Cindat Best Years Welltower JV LLC (CBYW)

On December 23, 2016, Welltower sold the real estate of 28 additional facilities to CBYW, a joint venture among Welltower, Cindat Capital Management Ltd., and Union Life Insurance Co., Ltd. We continue to operate the facilities pursuant to our new lease with affiliates of CBYW effective December 23, 2016 and there were no change in the operations of these facilities.

The 28 facilities were included in our master lease with Welltower and had been subject to 3.4% annual escalators, which were scheduled to decrease to 2.9% annual escalators effective April 1, 2017. Under the new lease, the 28 properties’ initial annual rent is reduced by approximately 5% to $54.5 million and the annual escalators are decreased to 2.0%. The more favorable lease terms are expected to reduce our cumulative rent obligations by $143.0 million through January 2032.  As part of the transaction, we issued (2) five-year notes totaling $23.7 million to Welltower.  The first note is a non-convertible note for $11.7 million and has a maturity date of December 15, 2021.  The second note is a convertible note for $12.0 million and has a maturity date of December 15, 2021.  The second note was converted into 3.0 million shares of common stock on November 13, 2017 and the second note was cancelled.  We recorded a gain on early extinguishment of debt of $8.9 million.  See Note 10 – “Long-Term Debt – Notes Payable.”

The new master leases resulted in a reduction in financing obligation of $208.9 million, a step-down in capital lease asset and obligation of $21.4 million, establishment of notes payable of $74.8 million and a gain on leased facilities sold to new landlord and operating under new lease agreements of $134.1 million, which is included in other loss (income) on the consolidated statements of operations for the year ended December 31, 2016.  See Note 18 – “Other Loss (Income).”

Omega

On December 22, 2017, we amended the master lease agreement with Omega.  We received $10.0 million, which has been recorded as a capital lease obligation and is to be repaid over the term of the master lease at an annual rate of 9%.  In addition, the master lease term was extended four years and we issued Omega a stock warrant to purchase 900,000 shares of our stock at an exercise price of $1.00 per share, exercisable beginning August 1, 2018 and ending December 31, 2022.  The master lease amendment resulted in a capital lease asset and obligation gross up of $20.3 million.

Sabra Master Leases

In December 2017, Sabra Health Care REIT, Inc. (Sabra) completed the sale of 20 of our leased assets in Kentucky, Ohio and Indiana.  We continue to operate these facilities with a new landlord subject to a market based master lease.  As a result of the sale, we recognized a $7.7 million gain on the write off of deferred lease balances related to these facilities.

In addition, we have entered into a definitive agreement with Sabra resulting in permanent and unconditional annual cash rent savings of $19 million effective January 1, 2018.  Sabra continues to pursue and we continue to support Sabra’s previously announced sale of our leased assets.  At the closing of such sales, we expect to enter into lease agreements with new landlords for a majority of the assets currently leased with Sabra.

Dining and Nutrition Partnership

In April 2017, we entered into a strategic dining and nutrition partnership to further leverage our national platforms, process expertise and technology.  We believe the relationship provides additional liquidity, cost efficiency and enhanced operational performance.

Settlement Agreement

See Note 21 – “Commitments and Contingencies – Legal Proceedings” for further description of the matters discussed below.

On June 9, 2017, we and the Department of Justice (DOJ) entered into a settlement agreement regarding four matters arising out of the activities of Skilled or Sun Healthcare prior to their operations becoming part of our operations (collectively, the Successor Matters).  The four matters are: the Creekside Hospice Litigation, the Therapy Matters Investigation, the Staffing Matters Investigation and the SunDance Part B Therapy Matter.  We agreed to the settlement in order to resolve the allegations underlying the Successor Matters and to avoid the uncertainty and expense of litigation.

The settlement agreement calls for payment of a collective settlement amount of $52.7 million (the Settlement Amount), including separate Medicaid repayment agreements with each affected state Medicaid program.  The Settlement Amount has been recorded fully in accrued expenses in the consolidated balance sheets at December 31, 2016.  We will remit the Settlement Amount over a period of five (5) years.  The remaining outstanding Settlement Amount at December 31, 2017 is $47.4 million, of which $10.0 million is recorded in accrued expenses and $37.4 million is recorded in other long-term liabilities.

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

Net Revenues and Accounts Receivable

Revenues and accounts receivable are recorded on an accrual basis as services are performed at their estimated net realizable value. We derive a majority of our revenues from funds under federal Medicare and state Medicaid assistance programs, the continuation of which is dependent upon governmental policies and is subject to audit risk and potential recoupment.  We also receive payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), third-party insurers and long-term care facilities.  We assess collectability on all accounts prior to providing services.

We record revenues for inpatient services and the related receivables in the accounting records at our established billing rates in the period the related services are rendered.  The provision for contractual adjustments, which represents the differences between the established billing rates and predetermined reimbursement rates, is deducted from gross revenues to determine net revenues.  Retroactive adjustments that are likely to result from future examinations by third party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based upon new information or final settlements.

We record revenues for rehabilitation therapy services and other ancillary services and the related receivables at the time services or products are provided or delivered to the customer.  Upon delivery of services or products, we have no additional performance obligation to the customer.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation.  Depreciation expense is calculated using the straight-line method over the estimated useful lives of the depreciable assets, which generally range from 20-35 years for buildings, building improvements and land improvements, and 3-15 years for equipment, furniture and fixtures.  Depreciation expense on leasehold improvements and assets held under capital leases is calculated using the straight-line method over the lesser of the lease term or the estimated useful life of the asset.  Expenditures for maintenance and repairs necessary to maintain property and equipment in efficient operating condition are expensed as incurred.  Costs of additions and improvements are capitalized.

Total depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $238.2 million, $234.7 million, and $218.8 million, respectively.

Goodwill and Identifiable Intangible Assets

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

Impairment of Long-Lived Assets, Goodwill and Identifiable Intangible Assets

Long-Lived Assets with a Definite Useful Life

In each quarter, our long-lived assets with a definite useful life were tested for impairment at the lowest levels for which there are identifiable cash flows.  We estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived assets and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived assets.  The cash flow period was based on the remaining useful lives of the primary asset in each long-lived asset group, principally a building in the inpatient segment and customer relationship assets in the rehabilitation therapy services segment.  During the years ended December 31, 2017, 2016 and 2015, we recognized impairment charges in the inpatient segment totaling $191.4 million, $32.1 million and $26.8 million, respectively.

Goodwill

Adverse changes in the operating environment and related key assumptions used to determine the fair value of our reporting units and indefinite-lived intangible assets may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by our reporting units were to be less than projected or if healthcare reforms were to negatively impact our business, an impairment charge of a portion or all of these assets may be required. An impairment charge could have a material adverse effect on our business, financial position and results of operations, but would not be expected to have an impact on cash flows or liquidity.

We performed our annual goodwill impairment test as of September 30, 2017, 2016 and 2015. We conduct the test at the reporting unit level that management has determined aligns with our segment reporting.  See Note 6 – “Segment Information” for a breakdown of our goodwill by segment.

We measure the fair value of each reporting unit to determine whether the fair value exceeds the carrying value based upon the market capitalization including a control premium and a discounted cash flow analysis.  Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the discounted cash flow analyses are based on our internal business model for 2017 and, for years beyond 2017 the growth rates used are an estimate of the future growth in the industry in which we participate. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the reporting unit and are based on an estimated cost of capital, which was determined based on our estimated cost of capital relative to our capital structure. In addition, the market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions.

We performed a quantitative test for impairment of goodwill to assess the impact of changes in the regulatory and reimbursement environment.  We compare the carrying amount of each of the reporting units to the fair value of each of the reporting units. If the carrying amount of each of our reporting units exceeds its fair value, an impairment of the goodwill is required.  If not, no further testing is needed.  The analysis indicated that the reporting unit carrying value exceeded the fair value of our inpatient reporting unit and accordingly an impairment was necessary.  An impairment of $351.5 million, which represents the entire balance of goodwill associated with the inpatient reporting unit, was recorded during the year ended December 31, 2017.  This charge was presented in goodwill and identifiable intangible asset impairments on the consolidated statements of operations.  With respect to our rehabilitation therapy services and other services segments, the total fair value exceeds the carrying value, so no impairment charge is required.  Although these segments have encountered similar challenging operating environments that have so acutely impacted our inpatient segment, those challenges have not negatively impacted the operating results of these segments to the level where an impairment charge is warranted.   During the years ended December 31, 2016 and 2015, the goodwill impairment test determined that no impairment was necessary.

Identifiable Intangible Assets with a Definite Useful Life

Management Contracts

The management contract asset was derived through the organization of facilities under an upper payment limit supplemental payment program in Texas that provided supplemental Medicaid payments with federal matching funds for skilled nursing facilities that were affiliated with county-owned hospital districts. Under this program, we acted as the manager of the facilities and shared in the supplemental payments with the county hospitals. With the expiration of the program, the remaining unamortized asset associated with the management contract was written off.  During the year ended December 31, 2017, we recognized $7.3 million in impairment charges on identifiable intangible assets associated with management contracts.  This charge is presented in goodwill and identifiable intangible asset impairments on the consolidated statements of operations.

Favorable Leases

Favorable lease contracts represent the estimated value of future cash outflows of operating lease contracts compared to lease rates that could be negotiated in an arms-length transaction at the time of measurement.  Favorable lease contracts are amortized on a straight-line basis over the lease terms. These favorable lease contracts are measured for impairment using estimated future net undiscounted cash flows expected to be generated from the use of the leased assets compared to the carrying amount of the favorable lease.  The cash flow period was based on the remaining useful lives of the asset, which for favorable lease assets is the lease term.  During the years ended December 31, 2017, 2016 and 2015, we recognized impairment charges on our favorable lease intangible assets with a definite useful life totaling $1.2 million, $3.3 million and $1.8 million, respectively.  This charge is presented in goodwill and identifiable intangible impairments on the consolidated statements of operations.

Self-Insurance Reserves

We provide for self-insurance reserves for both general and professional liability and workers’ compensation claims based on estimates of the ultimate costs for both reported claims and claims incurred but not reported.  Estimated losses from asserted and incurred but not reported claims are accrued based on our estimate of the ultimate costs of the claims, which include costs associated with litigating or settling claims, and the relationship of past reported incidents to eventual claims payments.  All relevant information, including our own historical experience, the nature and extent of existing asserted claims and reported incidents, and independent actuarial analyses of this information is used in estimating the expected amount of claims.  The reserves for loss for workers’ compensation risks are discounted based on actuarial estimates of claim payment patterns whereas the reserves for general and professional liability are recorded on an undiscounted basis.  We also consider amounts that may be recovered from excess insurance carriers in estimating the ultimate net liability for such risks.  See Note 21 – “Commitments and Contingencies – Loss Reserves For Certain Self-Insured Programs – General and Professional Liability and Workers’ Compensation.”

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

Operating Leases

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as lease expense on a straight-line basis over the applicable lease terms and any periods during which we have use of the property but are not charged rent by a landlord. A majority of our leases, provide for rent escalations and renewal options.

When we purchase businesses that have lease agreements accounted for as operating leases, we recognize the fair value of the lease arrangements as either favorable or unfavorable and record these amounts as other identifiable intangible assets or other long-term liabilities, respectively.  Favorable and unfavorable leases are amortized to lease expense on a straight-line basis over the remaining term of the leases.  See Note 11 – “Lease and Lease Commitments.”

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

In developing estimates of fair values for long-lived assets, we utilize a variety of factors including market data, cash flows, growth rates, and replacement costs.  Determining the fair value for specifically identified intangible assets involves significant judgment, estimates and projections related to the valuation to be applied to intangible assets such as favorable leases, customer relationships, management contracts and trade names.  The subjective nature of management’s assumptions increases the risk associated with estimates surrounding the projected performance of the acquired entity.  In transactions where significant judgment or other assumptions could have a material impact on the conclusion, we engage third party specialists to assist in the valuation of the acquired assets and liabilities.  Additionally, as we amortize finite-lived acquired intangible assets over time, the purchase accounting allocation directly impacts the amortization expense recorded on the financial statements.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU)  No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which is intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. We adopted ASU 2016-09 effective January 1, 2017.  Its adoption had no material impact on our consolidated financial condition and results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which serves to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The adoption of ASU 2017-04 is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We adopted ASU 2017-04 when we performed our annual goodwill impairment test at September 30, 2017.  The adoption of ASU 2017-04 eliminated Step 2 of the goodwill impairment test.  See Note 19 – “Asset Impairment Charges.”

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which serves to supersede most existing revenue recognition guidance, including guidance specific to the healthcare industry.  The FASB later issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations, in March 2016, ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing, in April 2016, ASU 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients, in May 2016, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, in December 2016, all of which further clarified aspects of Topic 606. The standard provides a principles-based framework for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted the requirements of this standard effective January 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of that date.  The cumulative effect on the opening balance of retained earnings as a result of adopting the standard is not material.  The new standard will impact amounts presented in certain categories on our consolidated statements of operations, as upon adoption, the majority of amounts currently classified as bad debt expense will be reflected as implicit price concessions, and therefore an adjustment to net revenues. Other than as described above, the standard will not have a material impact on our consolidated financial position, results of operations and cash flows.  However, there will be expanded disclosures required.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which is intended to improve the recognition and measurement of financial instruments. The new guidance requires equity investments be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values; eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value; and requires separate presentation of financial assets and financial liabilities by measurement category.  The new guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted under certain circumstances. We do not expect the adoption of ASU 2016-01 to have a material impact on our consolidated financial condition and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. The guidance is effective for annual and interim periods beginning after December 15, 2018, and will require application of the new guidance at the beginning of the earliest comparable period presented. Early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition. The adoption of ASU 2016-02 is expected to have a material impact on our financial statements. We are still evaluating the impact on our results of operations and do not expect the adoption of this standard to have an impact on liquidity.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which addresses how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted.  The adoption of  ASU 2016-15 is not expected to have a material impact on our consolidated statements of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (230): Restricted Cash (ASU 2016-18), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period. The adoption of  ASU 2016-18 is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combination (805): Clarifying the Definition of a Business (ASU 2017-01), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The adoption of ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted in certain circumstances.  We do not expect the adoption of ASU 2017-01 to have a material impact on our consolidated financial condition and results of operations.

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

“Therapist Efficiency” is computed by dividing billable labor minutes related to patient care by total labor minutes for the period.

Key performance and valuation measures for our businesses are set forth below, followed by a comparison and analysis of our financial results:

	Year ended December 31,
	2017	2016	2015
Financial Results (in thousands)
Net revenues	$5,373,740	$5,732,430	$5,619,224
EBITDA	(214,431)	647,490	392,401
Adjusted EBITDAR	632,381	696,489	725,588
Adjusted EBITDA	484,856	550,245	575,312
Net loss attributable to Genesis Healthcare, Inc.	(578,982)	(64,013)	(426,195)

INPATIENT SEGMENT:

	Year ended December 31,
	2017	2016	2015
Occupancy Statistics - Inpatient
Available licensed beds in service at end of period	54,696	57,947	58,841
Available operating beds in service at end of period	52,602	56,009	57,325
Available patient days based on licensed beds	19,966,080	21,059,222	20,216,691
Available patient days based on operating beds	19,243,523	20,451,912	19,663,712
Actual patient days	16,352,103	17,500,812	17,061,645
Occupancy percentage - licensed beds	81.9%	83.1%	84.4%
Occupancy percentage - operating beds	85.0%	85.6%	86.8%
Skilled mix	19.6%	20.1%	21.4%
Average daily census	44,800	47,816	46,744
Revenue per patient day (skilled nursing facilities)
Medicare Part A	$526	$517	$504
Medicare total (including Part B)	573	559	543
Insurance	458	454	448
Private and other	327	306	295
Medicaid	219	218	216
Medicaid (net of provider taxes)	200	198	195
Weighted average (net of provider taxes)	$272	$271	$270
Patient days by payor (skilled nursing facilities)
Medicare	1,827,828	2,119,955	2,214,184
Insurance	1,206,602	1,225,608	1,172,776
Total skilled mix days	3,034,430	3,345,563	3,386,960
Private and other	1,022,755	1,205,421	1,160,070
Medicaid	11,478,412	12,105,905	11,272,487
Total Days	15,535,597	16,656,889	15,819,517
Patient days as a percentage of total patient days (skilled nursing facilities)
Medicare	11.8%	12.7%	14.0%
Insurance	7.8%	7.4%	7.4%
Skilled mix	19.6%	20.1%	21.4%
Private and other	6.6%	7.2%	7.3%
Medicaid	73.8%	72.7%	71.3%
Total	100.0%	100.0%	100.0%
Facilities at end of period
Skilled nursing facilities
Leased	360	374	381
Owned	44	60	49
Joint Venture	5	5	5
Managed *	35	34	40
Total skilled nursing facilities	444	473	475
Total licensed beds	54,625	57,809	58,046
Assisted/Senior living facilities:
Leased	19	19	30
Owned	4	4	22
Joint Venture	1	1	1
Managed	2	2	3
Total assisted/senior living facilities	26	26	56
Total licensed beds	2,209	2,182	3,985
Total facilities	470	499	531

Total Jointly Owned and Managed— (Unconsolidated)	15	15	22

REHABILITATION THERAPY SEGMENT**:

	Year ended December 31,
	2017	2016	2015
Revenue mix %:
Company-operated	37%	37%	38%
Non-affiliated	63%	63%	62%
Sites of service (at end of period)	1,472	1,548	1,670
Revenue per site	$615,727	$643,460	$672,296
Therapist efficiency %	67%	68%	69%

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

We use the following Non-GAAP Financial Measures that we believe are useful to investors as key valuation and operating performance measures:

EBITDA

We believe EBITDA is useful to an investor in evaluating our operating performance because it helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (interest expense) and our asset base (depreciation and amortization expense) from our operating results.  In addition, covenants in our debt agreements use EBITDA as a measure of financial compliance.

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

We adjust EBITDA for the following items:

•

(Gain) loss on early extinguishment of debt. We recognize gains or losses on the early extinguishment of debt when we refinance our debt prior to its original term, requiring us to write-off any unamortized deferred financing fees.  We exclude the effect of gains or losses recorded on the early extinguishment of debt because we believe these gains and losses do not accurately reflect the underlying performance of our operating businesses.

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

•

Customer receivership and other related charges. We excluded the non-cash costs related to a $55.0 million related party customer account impairment charge recorded in the three months ended December 31, 2017 and $35.9 million of charges recorded in the nine months ended September 30, 2017 related to customer receivership proceedings and the related respective write-down of unpaid accounts receivable.  We believe these charges are caused by the challenging operating environment, particularly for highly levered customers of our rehabilitation therapy business.  Accordingly, we believe these costs do not accurately reflect the underlying performance of our operating businesses.

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

(3)

Other non-recurring costs – In the year ended December 31, 2017, we excluded $3.8 million of costs primarily incurred in connection with the removal of a non-cash actuarially developed discount related to the settlement of workers’ compensation claims for policy years 2012 and prior.  In the year ended December 31, 2016, we excluded $0.8 million of costs incurred in connection with a settlement of disputed costs related to previously reported periods and a regulatory audit associated with acquired businesses and related to pre-acquisition periods.  In the year ended December 31, 2015, we excluded $10.5 million of costs incurred for a self-insured program adjustment for the actuarially developed GLPL and workers’ compensation claims related to policy periods 2014 and prior.  We do not believe the excluded costs are recurring or reflect the underlying performance of our operating businesses.

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

The following table provides a reconciliation of the non-GAAP valuation measurement Adjusted EBITDAR from net loss attributable to Genesis Healthcare, Inc., the most directly comparable financial measure presented in accordance with GAAP (in thousands):

	Year ended December 31,
	2017	2016	2015

Net loss attributable to Genesis Healthcare, Inc.	$(578,982)	$(64,013)	$(426,195)
Adjustments to compute Adjusted EBITDAR:
Loss (gain) from discontinued operations, net of taxes	32	(27)	1,219
Net loss attributable to noncontrolling interests	(380,222)	(54,038)	(100,573)
Depreciation and amortization expense	255,786	254,459	237,617
Interest expense	499,382	528,544	507,809
Income tax (benefit) expense	(10,427)	(17,435)	172,524
Lease expense	147,525	146,244	150,276
(Gain) loss on early extinguishment of debt	(6,566)	16,290	130
Other loss (income)	8,473	(203,160)	(1,400)
Transaction costs	14,325	7,928	96,374
Customer receivership and other related charges	90,864	—	—
Long-lived asset impairments	191,375	32,110	26,768
Goodwill and identifiable intangible asset impairments	360,046	3,321	1,778
Severance and restructuring	5,043	7,999	3,485
Losses of newly acquired, constructed, or divested businesses	20,544	10,442	4,030
Stock-based compensation	9,621	8,423	4,754
Skilled Healthcare and other loss contingency expense (1)	—	15,192	31,500
Regulatory defense and related costs (2)	1,798	3,449	4,992
Other non-recurring costs (3)	3,764	761	10,500
Adjusted EBITDAR	$632,381	$696,489	$725,588

The following table provides a reconciliation of the non-GAAP performance measurement EBITDA and Adjusted EBITDA from net loss attributable to Genesis Healthcare, Inc., the most directly comparable financial measure presented in accordance with GAAP (in thousands):

	Year ended December 31,
	2017	2016	2015

Net loss attributable to Genesis Healthcare, Inc.	$(578,982)	$(64,013)	$(426,195)
Adjustments to compute EBITDA:
Loss (gain) from discontinued operations, net of taxes	32	(27)	1,219
Net loss attributable to noncontrolling interests	(380,222)	(54,038)	(100,573)
Depreciation and amortization expense	255,786	254,459	237,617
Interest expense	499,382	528,544	507,809
Income tax (benefit) expense	(10,427)	(17,435)	172,524
EBITDA	(214,431)	647,490	392,401
Adjustments to compute Adjusted EBITDA:
(Gain) loss on early extinguishment of debt	(6,566)	16,290	130
Other loss (income)	8,473	(203,160)	(1,400)
Transaction costs	14,325	7,928	96,374
Customer receivership and other related charges	90,864	—	—
Long-lived asset impairments	191,375	32,110	26,768
Goodwill and identifiable intangible asset impairments	360,046	3,321	1,778
Severance and restructuring	5,043	7,999	3,485
Losses of newly acquired, constructed, or divested businesses	20,544	10,442	4,030
Stock-based compensation	9,621	8,423	4,754
Skilled Healthcare and other loss contingency expense (1)	—	15,192	31,500
Regulatory defense and related costs (2)	1,798	3,449	4,992
Other non-recurring costs (3)	3,764	761	10,500
Adjusted EBITDA	$484,856	$550,245	$575,312

Additional lease payments not included in GAAP lease expense	344,520	352,785	331,442

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

A summary of our results of operations for the year ended December 31, 2017 as compared with the same period in 2016 follows (in thousands, except percentages):

	Year ended December 31,
	2017		2016		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$4,522,738	84.1%	$4,783,117	83.4%	$(260,379)	(5.4)%
Assisted/Senior living facilities	96,109	1.8%	115,956	2.0%	(19,847)	(17.1)%
Administration of third party facilities	8,991	0.2%	10,969	0.2%	(1,978)	(18.0)%
Elimination of administrative services	(1,536)	—%	(1,406)	—%	(130)	9.2%
Inpatient services, net	4,626,302	86.1%	4,908,636	85.6%	(282,334)	(5.8)%

Rehabilitation therapy services:
Total therapy services	983,370	18.3%	1,070,314	18.7%	(86,944)	(8.1)%
Elimination intersegment rehabilitation therapy services	(379,764)	(7.1)%	(408,687)	(7.1)%	28,923	(7.1)%
Third party rehabilitation therapy services	603,606	11.2%	661,627	11.6%	(58,021)	(8.8)%

Other services:
Total other services	178,573	3.3%	185,521	3.2%	(6,948)	(3.7)%
Elimination intersegment other services	(34,741)	(0.6)%	(23,354)	(0.4)%	(11,387)	48.8%
Third party other services	143,832	2.7%	162,167	2.8%	(18,335)	(11.3)%

Net revenues	$5,373,740	100.0%	$5,732,430	100.0%	$(358,690)	(6.3)%

	Year ended December 31,
	2017		2016		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
EBITDA:
Inpatient services	$(22,408)	(0.5)%	$784,472	16.0%	$(806,880)	(102.9)%
Rehabilitation therapy services	(21,690)	(2.2)%	73,798	6.9%	(95,488)	(129.4)%
Other services	593	0.3%	51,652	27.8%	(51,059)	(98.9)%
Corporate and eliminations	(170,926)	—%	(262,432)	—%	91,506	(34.9)%
EBITDA	$(214,431)	(4.0)%	$647,490	11.3%	$(861,921)	(133.1)%

A summary of our condensed consolidating statement of operations follows (in thousands):

	Year ended December 31, 2017
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$4,627,838	$983,370	$178,073	$500	$(416,041)	$5,373,740
Salaries, wages and benefits	2,098,249	823,668	114,951	—	—	3,036,868
Other operating expenses	1,765,752	74,683	59,999	—	(416,040)	1,484,394
General and administrative costs	—	—	—	170,029	—	170,029
Provision for losses on accounts receivable	84,349	13,232	1,139	(2,311)	—	96,409
Lease expense	144,554	—	1,211	1,760	—	147,525
Depreciation and amortization expense	223,443	14,711	675	16,957	—	255,786
Interest expense	415,162	56	37	84,127	—	499,382
Gain on early extinguishment of debt	—	—	—	(6,566)	—	(6,566)
Investment income	—	—	—	(5,328)	—	(5,328)
Other loss (income)	7,802	732	180	(241)	—	8,473
Transaction costs	—	—	—	14,325	—	14,325
Customer receivership and other related charges	—	90,864	—	—	—	90,864
Long-lived asset impairments	189,494	1,881	—	—	—	191,375
Goodwill and identifiable intangible asset impairments	360,046	—	—	—	—	360,046
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(2,183)	1,940	(243)
(Loss) income before income tax benefit	(661,013)	(36,457)	(119)	(270,069)	(1,941)	(969,599)
Income tax benefit	—	—	—	(10,427)	—	(10,427)
(Loss) income from continuing operations	$(661,013)	$(36,457)	$(119)	$(259,642)	$(1,941)	$(959,172)

	Year ended December 31, 2016
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$4,910,042	$1,070,314	$184,775	$746	$(433,447)	$5,732,430
Salaries, wages and benefits	2,342,362	901,578	125,773	—	—	3,369,713
Other operating expenses	1,720,199	79,056	47,831	—	(433,447)	1,413,639
General and administrative costs	—	—	—	186,062	—	186,062
Provision for losses on accounts receivable	89,838	16,905	1,260	(188)	—	107,815
Lease expense	142,717	89	1,490	1,948	—	146,244
Depreciation and amortization expense	223,007	12,288	970	18,194	—	254,459
Interest expense	434,938	57	39	93,510	—	528,544
Loss on early extinguishment of debt	—	—	—	16,290	—	16,290
Investment income	—	—	—	(3,018)	—	(3,018)
Other (income) loss	(204,977)	(1,112)	(43,231)	42,250	—	(207,070)
Transaction costs	—	—	—	7,928	—	7,928
Long-lived asset impairments	32,110	—	—	—	—	32,110
Goodwill and identifiable intangible asset impairments	3,321	—	—	—	—	3,321
Skilled Healthcare and other loss contingency expense	—	—	—	15,192	—	15,192
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(5,452)	2,166	(3,286)
Income (loss) before income tax benefit	126,527	61,453	50,643	(371,970)	(2,166)	(135,513)
Income tax benefit	—	—	—	(17,435)	—	(17,435)
Income (loss) from continuing operations	$126,527	$61,453	$50,643	$(354,535)	$(2,166)	$(118,078)

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

We define our same-store inpatient operations as those skilled nursing and assisted living centers which have been operated by us, in a steady-state, for each comparable period in this Results of Operations discussion.  We exclude from that definition those skilled nursing and assisted living facilities recently acquired that were not operated by us for the entire period, as well as those that were divested prior to or during the most recent period presented.  In cases where we are developing new skilled nursing or assisted living centers, those operations are excluded from our same-store inpatient operations until the revenue driven by operating patient census is stable in the comparable periods.  Additionally, our inpatient business is proportionately impacted by the addition of the extra day in periods containing a leap year, as the year ended December 31, 2016 was.  We removed the proportional estimated impact from revenue and operating expenses for presentation of same-store results.

Because it is the nature of our rehabilitation therapy services operations to experience high volume of both new and terminated contracts in an annual cycle, and the scale and significance of those contracts can be very different to both the revenue and operating expenses of that business, a same-store presentation based solely on the contract or gym count is not a valid depiction of the business.  Accordingly, we do not reference same-store figures in this Results of Operations with regard to that business.  Leap year did not have a material impact on the comparability of our rehabilitation therapy services.

The volume of services delivered in our other services businesses can also be affected by strategic transactional activity.  To the extent there are businesses to be excluded to achieve same-store comparability those will be noted in the context of the Results of Operations discussion.  Leap year did not have a material impact on the comparability of our other services business.

Net Revenues

Net revenues for the year ended December 31, 2017 as compared with the year ended December 31, 2016 decreased by $358.7 million, or 6.3%.

Inpatient Services – Revenue decreased $282.3 million, or 5.8%, for the year ended December 31, 2017 as compared with the same period in 2016. On a same-store basis, excluding the impact of leap year, 43 divested underperforming facilities and the acquisition or development of ten additional facilities on comparability, inpatient services revenue declined $144.0 million, or 3.1%.  There was $53.0 million less incremental value based revenue pertaining principally to the Texas MPAP program due to the expiration of this program in August 2016, in the twelve months ended December 31, 2017 as compared with the same period in 2016.  The remaining same-store decrease of $98.3 million, or 2.0%, is principally due to a decline in the occupancy and skilled mix of legacy Genesis inpatient facilities, partially offset by increased payment rates.  We attribute the decline in occupancy and skilled mix principally to the impact of healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payers and conveners to divert certain skilled nursing referrals to home health or other community based care settings.

For an expanded discussion regarding the factors influencing our census decline, see Item 1, “Business – Recent Legislative, Regulatory and other Governmental Actions Affecting Revenue” in this Form 10-K, as well as the Key Performance and Valuation Measures in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantification of the census trends and revenue per patient day.

Rehabilitation Therapy Services – Revenue decreased $58.0 million, or 8.8% for the year ended December 31, 2017 as compared with the same period in 2016.  Of that decrease, $66.3 million is due to lost contract business, offset by $43.5 million attributed to new contracts and price increases to certain existing customers.  The remaining decrease of $35.2 million is principally due to reduced volume of services provided to existing customers due to the reduction in lengths of stay and skilled patient populations impacting the entire industry.

Other Services – Revenue decreased $18.3 million, or 11.3% for the year ended December 31, 2017 as compared with the same period in 2016.  On a same-store basis, after eliminating the impact of selling the hospice and homecare businesses on May 1, 2016, other services revenue increased $2.9 million or 2.1%.  This increase was principally attributed to new business growth in our staffing services business.

EBITDA

EBITDA for the year ended December 31, 2017 decreased by $861.9 million, or 133.1% as compared with the same period in 2016.  The contributing factors for this net decreased are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDA decreased for the year ended December 31, 2017 as compared with the same period in 2016, by $806.9 million, or 102.9%.  Excluding the impact of other loss (income), long-lived asset impairments and goodwill and identifiable intangible asset impairments, EBITDA decreased $80.0 million, or 13.0% when compared with the same period in 2016.  On a same store basis, the inpatient EBITDA decreased $69.1 million.  Of that same-store decline, our self-insurance programs resulted in an increase of $19.2 million EBITDA in the year ended December 31, 2017 as compared with the same period in 2016.  While our self-insurance programs in 2017 are performing within expected ranges, the 2016 period included significant adverse development related to our health benefits programs, partially offset by favorable development in our workers compensation deductible programs in the same period.  As compared with the same period in 2016, the year ended December, 2017 has $15.3 million less incremental EBITDA for value based programs principally attributed to the Texas MPAP program due to that programs expiration in August 2016.  The remaining $73.0 million decrease in EBITDA of the segment is attributed to the continued pressures on skilled mix and overall occupancy of our inpatient facilities described above under Net Revenues – Inpatient Services, and accelerating nursing wage inflation.  Nursing wage inflation increased 3.0% in the year ended December 31, 2017 as compared with the same period in 2016.

Rehabilitation Therapy Services – EBITDA decreased by $95.5 million, or 129.4% for the year ended December 31, 2017 as compared with the same period in 2016.  Excluding the impact of other loss (income), customer receivership and other related charges and long-lived asset impairments, EBITDA decreased $0.9 million, or 1.2% when compared with the same period in 2016.  Lost therapy contracts exceeded new contracts by $6.0 million.  Startup costs of our operations in China for the year ended December 31, 2017 exceeded those in the comparable period in 2016 by $4.3 million.  The remaining increase of EBITDA of $9.4 million is principally attributed to overhead cost reductions, favorable average costs of labor and higher average revenue rates and higher mix of Medicare Part B services, partially offset by therapist efficiency which declined to 67.1% in the year ended December 31, 2017 as compared with 68.3% in the same period in 2016.

Currently, we operate through affiliates in China a total of twelve locations comprised of the three rehabilitation clinics in Guangzhou, Shanghai and Hong Kong, a rehabilitation facility, and inpatient and outpatient rehabilitation services in seven hospital joint ventures and one nursing home.  Startup and development costs of these Chinese ventures exceeded revenues in the year ended December 31, 2017 and are expected to exceed revenues in fiscal 2018.

Other Services – EBITDA decreased $51.1 million, or 98.9%, for the year ended December 31, 2017 as compared with the same period in 2016.  On a same-store basis, excluding the impact of the sale of the hospice and home health business effective May 1, 2016, EBITDA decreased $4.5 million, principally driven by increased information technology costs in our physician services business to expand our accountable care organization participation and value based programing compliance.

Corporate and Eliminations - EBITDA increased $91.5 million in the year ended December 31, 2017 as compared with the same period in 2016.  EBITDA of our corporate function includes other income, charges, gains or losses associated with transactions that in our chief operating decision maker’s view are outside of the scope our reportable segments.  These other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $74.1 million of the net increase in Corporate and Eliminations EBITDA.  Corporate overhead costs decreased $17.9 million, or 9.7%, in the year ended December 31, 2017 as compared with the same period in 2016. This decrease is principally due to the focus on cost containment to address market pressures on our business.  The remaining decrease in EBITDA of $0.5 million is primarily the result of incremental investment income, partially offset with a reduction in investment earnings from our unconsolidated affiliates accounted for on the equity method.

For a further discussion of the transactions that drive the loss on early extinguishment of debt, other loss (income), long-lived asset impairments and goodwill and identifiable intangible asset impairments see the individual transaction discussions in the Business Overview and the Impairment of Long-Lived Assets, Goodwill and Identifiable Intangible Assets previously described in Critical Accounting Policies of Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the Notes to the Consolidated Financial Statements.

Other loss (income) – In the years ended December 31, 2017 and 2016, we completed multiple transactions, including the divestitures of numerous owned assets and the termination and refinancing of certain facilities subject to lease agreements. See Note 4 - “Significant Transactions and Events.”  These transactions resulted in a net loss (gain) recorded as other loss (income) in the consolidated statements of operations.  The following table summarizes those net losses (gains) (in thousands):

	Year ended December 31,
	2017	2016
Gain on sale of hospice and home health	$—	$(43,420)
Gain on sale of investment in joint venture	—	(3,910)
Gain on escrow receipt associated with terminated sale agreement	—	(5,000)
Loss (gain) on sale of other owned assets, net	6,932	(220)
Gain on leased facilities sold to new landlord and operating under new lease agreements	(8,466)	(134,090)
Loss (gain) on divested facilities terminated from lease agreements	5,799	(20,430)
Loss on closure of facility subject to lease agreements	146	—
Loss on a cease to use asset associated with a facility sublease	4,062	—
Total other loss (income)	$8,473	$(207,070)

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the year ended December 31, 2017 and 2016 were $14.3 million and $7.9 million, respectively.

Customer receivership and other related charges – In July 2017, a significant customer of our rehabilitation services business filed for receivership.  This customer operated 65 nursing facilities in six states at the time of the filing.  While we are assessing our options relative to this customer’s accounts, including both the accumulated accounts receivable owing and future revenue prospects, we have recorded a $35.6 million non-cash impairment charge in the year ended December 31, 2017, representing the outstanding accounts receivable balance from this customer.  Additionally, in September 2017, we became aware of a separate customer operating a single nursing center in West Virginia that sought protection through a receivership filing.  We recorded a $0.3 million charge in the year ended December 31, 2017, representing the outstanding accounts receivable balance from this customer.

We are exposed to concentration of credit risk of other chain operators served by our rehabilitation services business.  One related party customer comprises $87.0 million, approximately 54%, of the outstanding gross contract receivables in the rehabilitation services business at Decemeber 31, 2017.  In December 2017, we recognized a $55.0 million, reducing the net receivable of this customer to $32.0 million.  See Note 16 –  “Related Party Transactions.”  Any further adverse events impacting the solvency of this or several other large customers resulting in their insolvency or other economic distress would have a material impact to us.

Skilled Healthcare and other loss contingency expense — For the year ended December 31, 2016, we accrued $15.2 million for contingent liabilities.  There was no change in the estimated settlement value of that contingent liability in the year ended December 31, 2017.  As previously disclosed, the 2016 accrual pertains to the agreement in principle reached with the DOJ in July 2016 and finalized in June 2017.  See Note 21 – “Commitments and Contingencies – Legal Proceedings.”

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDA and (loss) income from continuing operations of all reportable segments, other services, corporate and eliminations in our consolidating statement of operations for the year ended December 31, 2017 as compared with the same period in 2016.

Depreciation and amortization — Each of our reportable segments, other services and corporate overhead have depreciating property, plant and equipment, including depreciation on leased properties accounted for as capital leases or as a financing obligation. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  On a same store basis, depreciation and amortization increased $12.5 million in the year ended December 31, 2017 as compared with the same period in 2016.  The significant increase was principally due to accelerated depreciation of $14.8 million, partially offset by the reduction in amortization expense resulting from the full impairment of the management contract identifiable intangible assets associated with the supplemental Texas program in the third quarter of 2017.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our debt instruments, as well as the expense associated with leases accounted for as capital leases or financing obligations.  Interest expense decreased $29.2 million in the year ended December 31, 2017 as compared with the same period in the prior year.  On a same store basis, interest expense is down $26.2 million in the year ended December 31, 2017 as compared with the same period in 2016.  Of that decrease, $5.2 million is due to a reduction in cash interest resulting from the reduced borrowings under our term loan through application of proceeds from asset sales and real estate bridge loans refinanced with lower rate HUD guaranteed mortgage debt.  The remaining $21.0 million decrease is principally attributed to non-cash accounting for lease transactions completed over the past twelve months.

Income tax (benefit) expense — For the year ended December 31, 2017, we recorded an income tax benefit of $10.4 million from continuing operations representing an effective tax rate of 1.1% compared to an income tax benefit of $17.4 million from continuing operations, representing an effective tax rate of 12.9% for the same period in 2016.  The most significant component of the $10.4 million income tax benefit for the year ended December 31, 2017, is the reduction of our deferred tax liability resulting from changes to US Federal corporate tax rules contained in the Tax Cuts and Jobs Act enacted on December 22, 2017.  During the year ended December 31, 2016, a $28.2 million FASB Interpretation No. 48 (FIN 48) reserve was reversed following the expiration of a statute of limitations.  In fiscal year 2015, in assessing the requirement for, and amount of, a valuation allowance pursuant to GAAP, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets,  except for the discounted unpaid loss reserve deferred tax asset of our captive insurance company. During the years ended December 31, 2017 and 2016, there was no change to that conclusion and as of December 31, 2017, we have determined that the valuation allowance is still necessary.

Net Loss Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between loss from continuing operations and net loss attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the year ended December 31, 2017 as compared with the same period in 2016.

Net loss attributable to noncontrolling interests — Following the closing of the Combination, the combined results of Skilled and FC-GEN are consolidated with approximately 42% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity.  The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares.  Since the Combination, there have been conversions of 2.9 million Class C common stock, leaving a remaining direct noncontrolling economic interest of 38.6% at December 31, 2017.  For the years ended December 31, 2017 and 2016, a loss of $382.4 million and $56.8 million, respectively, has been attributed to the Class C common stock.

In addition to the noncontrolling interests attributable to the Class C common stock holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the years ended December 31, 2017 and 2016, income of $2.2 million and $2.8 million, respectively, has been attributed to these unaffiliated third parties.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

A summary of our results of operations for the year ended December 31, 2016 as compared with the same period in 2015 follows (in thousands, except percentages):

	Year ended December 31,
	2016		2015		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$4,783,117	83.4%	$4,597,671	81.7%	$185,446	4.0%
Assisted/Senior living facilities	115,956	2.0%	143,321	2.6%	(27,365)	(19.1)%
Administration of third party facilities	10,969	0.2%	9,488	0.2%	1,481	15.6%
Elimination of administrative services	(1,406)	—%	(1,800)	—%	394	(21.9)%
Inpatient services, net	4,908,636	85.6%	4,748,680	84.5%	159,956	3.4%

Rehabilitation therapy services:
Total therapy services	1,070,314	18.7%	1,099,130	19.6%	(28,816)	(2.6)%
Elimination intersegment rehabilitation therapy services	(408,687)	(7.1)%	(429,828)	(7.6)%	21,141	(4.9)%
Third party rehabilitation therapy services	661,627	11.6%	669,302	11.9%	(7,675)	(1.1)%

Other services:
Total other services	185,521	3.2%	240,350	4.3%	(54,829)	(22.8)%
Elimination intersegment other services	(23,354)	(0.4)%	(39,108)	(0.7)%	15,754	(40.3)%
Third party other services	162,167	2.8%	201,242	3.6%	(39,075)	(19.4)%

Net revenues	$5,732,430	100.0%	$5,619,224	100.0%	$113,206	2.0%

	Year ended December 31,
	2016		2015		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
EBITDA:
Inpatient services	$784,472	16.0%	$560,758	11.8%	$223,714	39.9%
Rehabilitation therapy services	73,798	6.9%	108,984	9.9%	(35,186)	(32.3)%
Other services	51,652	27.8%	19,398	8.1%	32,254	166.3%
Corporate and eliminations	(262,432)	—%	(296,739)	—%	34,307	(11.6)%
EBITDA	$647,490	11.3%	$392,401	7.0%	$255,089	65.0%

A summary of our condensed consolidating statement of operations follows (in thousands):

	Year ended December 31, 2016
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$4,910,042	$1,070,314	$184,775	$746	$(433,447)	$5,732,430
Salaries, wages and benefits	2,342,362	901,578	125,773	—	—	3,369,713
Other operating expenses	1,720,199	79,056	47,831	—	(433,447)	1,413,639
General and administrative costs	—	—	—	186,062	—	186,062
Provision for losses on accounts receivable	89,838	16,905	1,260	(188)	—	107,815
Lease expense	142,717	89	1,490	1,948	—	146,244
Depreciation and amortization expense	223,007	12,288	970	18,194	—	254,459
Interest expense	434,938	57	39	93,510	—	528,544
Loss on early extinguishment of debt	—	—	—	16,290	—	16,290
Investment income	—	—	—	(3,018)	—	(3,018)
Other (income) loss	(204,977)	(1,112)	(43,231)	42,250	—	(207,070)
Transaction costs	—	—	—	7,928	—	7,928
Long-lived asset impairments	32,110	—	—	—	—	32,110
Goodwill and identifiable intangible asset impairments	3,321	—	—	—	—	3,321
Skilled Healthcare and other loss contingency expense	—	—	—	15,192	—	15,192
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(5,452)	2,166	(3,286)
Income (loss) before income tax benefit	126,527	61,453	50,643	(371,970)	(2,166)	(135,513)
Income tax benefit	—	—	—	(17,435)	—	(17,435)
Income (loss) from continuing operations	$126,527	$61,453	$50,643	$(354,535)	$(2,166)	$(118,078)

	Year ended December 31, 2015
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$4,750,480	$1,099,130	$238,585	$1,765	$(470,736)	$5,619,224
Salaries, wages and benefits	2,248,197	898,226	143,397	—	—	3,289,820
Other operating expenses	1,684,487	74,210	70,770	—	(470,484)	1,358,983
General and administrative costs	—	—	—	175,889	—	175,889
Provision for losses on accounts receivable	80,998	17,604	2,704	(785)	—	100,521
Lease expense	146,329	106	2,316	1,779	(254)	150,276
Depreciation and amortization expense	206,026	12,931	1,227	17,433	—	237,617
Interest expense	423,393	31	40	84,635	(290)	507,809
Loss on early extinguishment of debt	—	—	—	130	—	130
Investment (income) loss	—	—	—	(1,967)	290	(1,677)
Other loss (income)	1,165	—	—	(2,565)	—	(1,400)
Transaction costs	—	—	—	96,374	—	96,374
Long-lived asset impairments	26,768	—	—	—	—	26,768
Goodwill and identifiable intangible asset impairments	1,778	—	—	—	—	1,778
Skilled Healthcare and other loss contingency expense	—	—	—	31,500	—	31,500
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(3,931)	1,792	(2,139)
(Loss) income before income tax expense	(68,661)	96,022	18,131	(396,727)	(1,790)	(353,025)
Income tax expense	—	—	—	172,524	—	172,524
(Loss) income from continuing operations	$(68,661)	$96,022	$18,131	$(569,251)	$(1,790)	$(525,549)

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

Inpatient Services – Revenue increased $160.0 million, or 3.4%, in the year ended December 31, 2016 as compared with the same period in 2015. Of this growth, $70.3 million is due to the Combination, $222.9 million is due to the Acquisition from Revera and $49.5 million is due to the acquisition or development of eight facilities, offset by $77.0 million of revenue attributed to the divestiture of 40 underperforming facilities and $12.6 million for the expiration of the Texas MPAP program.  The remaining decrease of $93.1 million, or 2.0%, is principally due to a decline in the occupancy and skilled mix of legacy Genesis inpatient facilities, partially offset by increased payment rates.  We attribute the decline in occupancy and skilled mix principally to the impact of healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payers and conveners to divert certain skilled nursing referrals to home health or other community based care settings.

For an expanded discussion regarding the factors influencing our census decline, see Item 1, “Business – Recent Legislative, Regulatory and other Governmental Actions Affecting Revenue” as well as the Key Performance and Valuation Measures in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the quantification of census trends and revenue per patient day.  In addition to the previously identified healthcare reform factors, the penetration of Medicare replacement insurance plans, commonly known as “Medicare Advantage” plans, is also contributing to our same store census and revenue decline.  Medicare Advantage plans typically reimburse providers at a lower per patient day rate and lengths of stay tend to be shorter than those of patients with traditional Medicare benefits.  Traditional Medicare census declined 4.2% in the year ended December 31, 2016 as compared with same period in 2015, inclusive of the acquisition and development activities over that period.  Over that same period, our insurance census, which includes Medicare Advantage plans, increased 4.5%.

Rehabilitation Therapy Services – Revenue decreased $7.7 million, or 1.1% for the year ended December 31, 2016 as compared with the same period in 2015.  The net loss of revenue is attributed to lost business contracts exceeding new therapy contract revenue, and because of reduced levels of services provided at existing contracts.  The reduction of services from existing contracts is largely due to the same declining census trends impacting our inpatient services business.

Other Services – Revenue decreased $39.1 million, or 19.4% for the year ended December 31, 2016 as compared with the same period in 2015. Of this decrease, $42.4 million is the net impact of selling the hospice and homecare businesses on May 1, 2016, which we operated for just four months in the period ended December 31, 2016 compared with eleven months in the period ended December 31, 2015.  The remaining increase of $3.3 million or 1.6% was principally attributed to new business growth in our staffing services business line.

EBITDA

EBITDA for the year ended December 31, 2016 increased by $255.1 million, or 65.0% when compared with the same period in 2015.  Excluding the impact of loss on early extinguishment of debt and other (income) loss, transaction costs, long-lived asset impairments and Skilled Healthcare and other loss contingency expense, EBITDA decreased $32.3 million, or 5.9% when compared with the same period in 2015.  The contributing factors for this net decrease are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDA increased for the year ended December 31, 2016 as compared with the same period in 2015, by $223.7 million, or 39.9%.  Excluding the impact of other (income) loss, long-lived asset impairments and goodwill and identifiable intangible asset impairments, EBITDA increased $24.5 million, or 4.1% when compared with the same period in 2015.  Of the increase, $19.0 million is attributed to nursing facilities added through the Combination and the Acquisition from Revera, $10.7 million is due to the acquisition or development of eight facilities, and partially offset by $12.3 million for the lost earnings attributed to the divestiture or closure of 40 underperforming facilities.  Market pricing adjustments and restructured respiratory therapy service delivery from our Genesis rehabilitation therapy services resulted in a $35.0 million increase in EBITDA of the inpatient services for the year ended December 31, 2016 as compared with the same period in 2015.  Exclusive of the impact of the Combination and the Acquisition from Revera, our self-insurance programs expense increased $2.0 million in the year ended December 31, 2016 as compared with the same period in 2015, with over $13 million of incremental employee health benefit cost being mostly offset with reduced provisions for general and professional liability claims and workers’ compensation claims.  Increased provision for losses on accounts receivable in the year ended December 31, 2016 as compared with the same period in 2015 is principally attributed to the Combination, the Acquisition from Revera and other recent acquisitions, with the legacy Genesis centers’ provision relatively flat over that period. The remaining $25.9 million decrease in EBITDA of the segment is attributed to the continued pressures on skilled mix and overall occupancy of our inpatient facilities described above under Net Revenues – Inpatient Services.

Rehabilitation Therapy Services – EBITDA decreased $35.2 million or 32.3% for the year ended December 31, 2016 as compared with the same period in 2015.  The Combination and Acquisition from Revera contributed $7.5 million through expanded contract customer base, while the EBITDA of the legacy Genesis rehabilitation therapy business EBITDA for the year ended December 31, 2016 decreased $42.7 million from the same period in 2015.  Market pricing adjustments and restructured respiratory therapy service delivery to our Genesis skilled nursing centers resulted in $35.0 million of the rehabilitation therapy services EBITDA reduction and are included in the cost reductions noted in the Inpatient Services discussion above.  Restructuring costs, principally severance and related separation benefits, reduced EBITDA by $3.8 million in the year ended December 31, 2016.  Incremental startup costs of our China operations reduced EBITDA $6.8 million in the year ended December 31, 2016 as compared with 2015.  The remaining increase is largely due to the timing of net lost business, with larger contracts terminating later in 2016, a 70 basis point reduction in Therapist Efficiency, and offset by overhead savings following the aforementioned restructuring in the year ended December 31, 2016 compared with the same period in 2015.

In 2016, we operated through affiliates in China a total of twelve locations comprised of the three rehabilitation clinics in Guangzhou, Shanghai and Hong Kong, the newly opened rehabilitation facility, and inpatient and outpatient rehabilitation services in eight hospitals as part of joint ventures and one nursing home.

Other Services – EBITDA increased $32.3 million or 166.3% for the year ended December 31, 2016 as compared with the same period in 2015.  Excluding the Other income of $43.2 million representing the gain on sale of the hospice and home health business, EBITDA decreased $10.9 million.  The sale of the hospice and home health business effective May 1, 2016 resulted in a net reduction to EBITDA of $5.4 million with the remaining decrease of $5.5 million principally attributed to the physician services business.  Reduced EBITDA in the physician services business is attributed to $2.8 million of earnings realized in the year ended December 31, 2015 related to a federal program that funds certain investments in technology, which did not repeat in the 2016 period.  The remaining reduction in EBITDA is attributed to higher operating costs related to the expansion of this business.

Corporate and Eliminations — EBITDA increased $34.3 million or 11.6% for the year ended December 31, 2016 as compared with the same period in 2015.  EBITDA of our corporate function includes other income, charges and gains or losses associated with transactions that in our chief operating decision maker’s view are outside of the scope our reportable segments.  These other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $43.8 million of the net increase in EBITDA.  Corporate overhead costs increased $12.0 million, or 6.8%, in the year ended December 31, 2016 as compared with the same period in 2015. This increase was largely due to the added overhead costs of Skilled and operating as a public company for the entire period. The remaining increase in EBITDA of $2.5 million is the result of incremental investment earnings and improved earnings from our unconsolidated affiliates.

For a further discussion of the transactions that drive the loss on early extinguishment of debt, other loss (income), long-lived asset impairments and goodwill and identifiable intangible asset impairments see the individual transaction discussions in the Business Overview and the Impairment of Long-Lived Assets, Goodwill and Identifiable Intangible Assets previously described in Critical Accounting Policies of Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the Notes to the Consolidated Financial Statements.

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

Skilled Healthcare and other loss contingency expense — For the year ended December 31, 2016, we accrued $15.2 million for contingent liabilities, as compared to $31.5 million in the same period in 2015, and that expense is included in the EBITDA of Corporate and Eliminations above.  As previously disclosed, this accrual pertains to the agreement in principle reached with the DOJ in July 2016 and finalized in June 2017.  See Note 21 – “Commitments and Contingencies – Legal Proceedings.”

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDA and (loss) income from continuing operations of all reportable segments, other services, corporate and eliminations in our consolidating statement of operations for the year ended December 31, 2016 as compared with the same period in 2015.

Depreciation and amortization — Each of our reportable segments, other services and corporate overhead have depreciating property, plant and equipment, including depreciation on leased properties accounted for as capital leases or as a financing obligation. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  The majority of the $16.8 million increase in depreciation and amortization in the year ended December 31, 2016 compared with the same period in the prior year is attributed to the Combination and other acquisition and construction activities in 2015 and 2016.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our debt instruments, as well as the expense associated with leases accounted for as capital leases or financing obligations.  Interest expense increased $20.7 million in the year ended December 31, 2016 as compared with the same period in the prior year.  Of this increase, $13.1 million is primarily attributed to the debt issued in the Combination and the Acquisition of Revera.  The remaining $7.6 million increase is primarily attributable to obligations incurred in connection with newly acquired or constructed facilities.

Income tax (benefit) expense — For the year ended December 31, 2016, we recorded an income tax benefit of $17.4 million from continuing operations representing an effective tax rate of 12.9% compared to an income tax expense of $172.5 million from continuing operations, representing an effective tax rate of (48.9)% for the same period in 2015.  During the year ended December 31, 2016, a $28.2 million FIN 48 reserve was reversed following the expiration of a statute of limitations.  On December 31, 2015, in assessing the requirement for, and amount of, a valuation allowance pursuant to GAAP, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets. This resulted in an additional income tax expense of $221.9 million.  As of December 31, 2016, we have determined that the valuation allowance is still necessary.

Net Loss Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between loss from continuing operations and net loss attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the year ended December 31, 2016 as compared with the same period in 2015.

Net loss attributable to noncontrolling interests — Following the closing of the Combination, the combined results of Skilled and FC-GEN are consolidated with approximately 42% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity.  The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares.  Since the Combination, there have been conversions of 0.6 million Class C common stock as of December 31, 2016, leaving a remaining direct noncontrolling economic interest of 41.3%.  For the years ended December 31, 2016 and 2015, a loss of $56.8 million and $103.7 million, respectively, has been attributed to the Class C common stock.

In addition to the noncontrolling interests attributable to the Class C common stock holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any VIEs where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the years ended December 31, 2016 and 2015, income of $2.8 million and $3.1 million, respectively, has been attributed to these unaffiliated third parties.

Liquidity and Capital Resources

The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Year ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$120,455	$68,361	$8,618
Net cash provided by (used in) investing activities	55,491	(12,788)	(253,484)
Net cash (used in) provided by financing activities	(172,829)	(65,708)	218,861
Net increase (decrease) in cash and cash equivalents	3,117	(10,135)	(26,005)
Beginning of period	51,408	61,543	87,548
End of period	$54,525	$51,408	$61,543

Net cash provided by operating activities in the year ended December 31, 2017 of $120.5 million was unfavorably impacted by funded transaction costs of approximately $14.3 million.  Adjusted for transaction costs, net cash provided by operating activities in the year ended December 31, 2017 would have been approximately $134.8 million.  Net cash provided by operating activities in the year ended December 31, 2016 of $68.4 million was unfavorably impacted by funded transaction costs of approximately $7.9 million.  Adjusted for funded transaction costs, net cash provided by operating activities in the year ended December 31, 2016 would have been $76.3 million.  The cash provided by operating activities before funded transaction costs in the 2017 period as compared to the 2016 period increased $58.5 million, primarily due to favorably renegotiated credit terms with certain vendors and the deferral of approximately $16 million of rent associated with certain master leases.

Net cash provided by investing activities in the year ended December 31, 2017 was $55.5 million, compared to a use of cash of $12.8 million in the year ended December 31, 2016. The year ended December 31, 2017, as compared with the same period in 2016, included receipt from the sales of assets and joint venture investments of $90.8 million consisting primarily of $80.2 million and $11.4 million for the sale of 18 skilled nursing facilities in Kansas, Missouri, Iowa and Nebraska and 5 skilled nursing facilities in California, respectively, offset by $1.0 million paid in the divestiture of 13 leased skilled nursing facilities.  The year ended December 31, 2016 included the receipt from the sales of assets and joint venture investments of $157.1 million consisting primarily of $72.0 million, $67.0 million, $9.4 million, 5.5 million and $1.9 million for the sale of our hospice and home care business, 18 assisted living facilities in Kansas, an office building in Albuquerque, New Mexico, a pharmacy joint venture in Texas and a closed skilled nursing facility in Missouri, respectively.  The year ended December 31, 2016 included a use of investing cash flow of $108.3 million related to the purchase of skilled nursing facilities, which include the acquisition of a skilled nursing facility in Pennsylvania for $12.9 million and ten skilled nursing facilities in North Carolina, Maryland, New Jersey and Vermont for $93.9 million.  Routine capital expenditures for the year ended December 31, 2017 were less than the same period in the prior year by $29.0 million.  The year ended December 31, 2016 included a use of cash for establishing HUD escrows of $13.5 million for newly financed debt compared to the year ended December 31, 2017 which included a net source of cash of $0.4 million due primarily to a refund of a restricted deposit.  The remaining incremental use of cash from investing activities of $16.6 million in the year ended December 31, 2017 as compared with the same period in 2016 is principally due to a decrease in restricted cash and investment activity of $15.0 million.

Net cash used in financing activities was $172.8 million in the year ended December 31, 2017 compared to a use of $65.7 million in the year ended December 31, 2016.  Of the $107.1 million net increase in cash used in financing activities, $115.6 million is principally attributed to net debt extinguishments in the 2017 period exceeding net debt extinguishments in the prior period.  In the year ended December 31, 2017, we had a net increase in repayment activity under our revolving credit facilities (Revolving Credit Facilities) of $79.7 million as compared with a $29.9 million of incremental Revolving Credit Facilities borrowings in the same period in 2016.  In the year ended December 31, 2017, we used $72.1 of the proceeds from the sale of 18 skilled nursing facilities in Kansas, Missouri, Iowa and Nebraska and $11.0 million of the proceeds from the sale of 5 skilled nursing facilities in California to repay long-term debt.  In the year ended December 31, 2017, we received proceeds of $27.8 million from HUD insured financing on 4 skilled nursing facilities and repaid $29.6 million to repay real estate bridge loan indebtedness associated with those 4 facilities.  In the year ended December 31, 2017, we received proceeds of $10.0 million in connection with a master lease amendment accounted for as a capital lease.  In the year ended December 31, 2016, we used $54.2 million of the proceeds from the sale of 18 assisted living facilities in Kansas, $72.0 million from the sale of our hospice and home care business and $1.9 million from the sale of a closed skilled nursing facility in Missouri to repay long-term debt.  In the year ended December 31, 2016, we used the proceeds of $53.9 million of newly issued mortgage debt and $37.0 million of real estate bridge loans to acquire 11 skilled nursing facilities.  In the year ended December 31, 2016, we used $205.3 million of proceeds from HUD insured financing on 28 skilled nursing facilities to repay $202.0 million of real estate bridge loan indebtedness. In the year ended December 31, 2016, we used $120.0 million of proceeds from the terms loans to assist in repayment of the remaining $153.4 million balance of the prior term loan.  The remaining incremental source of cash is $8.5 million in the year ended

December 31, 2017 as compared to the same period in 2016 is principally due to debt issuance costs in the 2016 period exceeding debt issuance costs in the 2017 period.

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

At December 31, 2017, we had cash and cash equivalents of $54.5 million and available borrowings under our Revolving Credit Facilities of $70.7 million, after taking into account $54.8 million of letters of credit drawn against our Revolving Credit Facilities. During the year ended December 31, 2017, we maintained liquidity sufficient to meet our working capital, capital expenditure and development activities and we believe we will continue to meet those needs for at least the subsequent twelve month period.

Restructuring Transactions

Overview

Subsequent to December 31, 2017, we entered into a number of agreements, amendments and new financing facilities further described below (the Restructuring Transactions) in an effort to strengthen significantly our capital structure.  In total, the Restructuring Transactions are estimated to reduce our annual cash fixed charges by approximately $62 million beginning in 2018 and are estimated to provide $70 million of additional cash and borrowing availability, increasing our liquidity and financial flexibility.

In connection with the Restructuring Transactions, we entered into a new asset based lending facility agreement, replacing our prior Revolving Credit Facilities and eliminating its forbearance agreement.  Also in connection with the Restructuring Transactions, we amended the financial covenants in all of our material loan agreements and all but two of our material master leases.  Financial covenants beginning in 2018 were amended to account for changes in our capital structure as a result of the Restructuring Transactions and to account for the current business climate.  We received waivers from the counterparties to two of our material master leases, for which agreements to amend financial covenants were not attained, with respect to compliance with financial covenants from December 31, 2017 through at least March 31, 2019.

New Asset Based Lending Facilities

On March 6, 2018, we entered into a new asset based lending facility agreement with MidCap Financial Trust (MidCap).  The agreement provides for a $555 million asset based lending facility comprised of (a) a $325 million first lien term loan facility, (b) a $200 million first lien revolving credit facility and (c) a $30 million delayed draw term loan facility (collectively, the New ABL Credit Facilities).

The New ABL Credit Facilities have a five year term and proceeds were used to replace and repay in full our existing $525 million Revolving Credit Facilities scheduled to mature on February 2, 2020.

Borrowings under the term loan and revolving credit facility components of the New ABL Credit Facilities bear interest at a 90-day LIBOR rate (subject to a floor of 0.5%) plus an applicable margin of 6%.  Borrowings under the delayed draw component bear interest at a 90-day LIBOR rate (subject to a floor of 1%) plus an applicable margin of 11%. Borrowing levels under the term loan and revolving credit facility components of the New ABL Credit Facilities are limited to a borrowing base that is computed based upon the level of eligible accounts receivable.

The New ABL Credit Facilities contain representations and warranties, affirmative covenants, negative covenants, financial covenants and events of default and security interests that are customarily required for similar financings.

Term Loan Amendment

On March 6, 2018, we entered into an amendment to the term loan with affiliates of Welltower and Omega (the Term Loan Amendment) pursuant to which we borrowed an additional $40 million to be used for certain debt repayment and general corporate purposes (the 2018 Term Loan).

The 2018 Term Loan will mature July 29, 2020 and bears interest at a rate equal to 10.0% per annum, with up to 5% per annum to be paid in kind.  The Term Loan Amendment also changes the interest rate applicable to the initial loans funded on July 29, 2016 to be equal to 14% per annum, with up to 9% per annum to be paid in kind.

Among other things, the Term Loan Amendment eliminates any principal amortization payments on any of the loans prior to maturity and modifies the financial covenants beginning in 2018.

Welltower Master Lease Amendment

On February 21, 2018, we entered into a definitive agreement with Welltower to amend the Welltower Master Lease (the Welltower Master Lease Amendment).  The Welltower Master Lease Amendment reduces our annual base rent payment by $35 million effective retroactively as of January 1, 2018, reduces the annual rent escalator from approximately 2.9% to 2.5% on April 1, 2018 and further reduces the annual rent escalator to 2.0% beginning January 1, 2019.  In addition, the Welltower Master Lease Amendment extends the initial term of the master lease by five years to January 31, 2037 and extends the renewal term of the master lease by five years to December 31, 2048.  The Welltower Master Lease Amendment also provides a potential upward rent reset, conditioned upon achievement of certain upside operating metrics, effective January 1, 2023.  If triggered, the incremental rent from the rent reset is capped at $35 million.

Omnibus Agreement

On February 21, 2018, we entered into an Omnibus Agreement with Welltower and Omega, pursuant to which Welltower and Omega committed to provide up to $40 million in new term loans and amend the current term loan to, among other things, accommodate a refinancing of our existing asset based credit facility, in each case subject to certain conditions, including the completion of a restructuring of certain of our other material debt and lease obligations.  See Term Loan Amendment above.

The Omnibus Agreement also provides that upon satisfying certain conditions, including raising new capital that is used to pay down certain indebtedness owed to Welltower and Omega, (a) $50 million of outstanding indebtedness owed to Welltower will be written off and (b) we may request conversion of not more than $50 million of the outstanding balance of our Welltower real estate bridge loans into equity.  If the proposed equity conversion would result in any adverse REIT qualification, status or compliance consequences to Welltower, then the debt that would otherwise be converted to equity shall instead be converted into a loan incurring paid in kind interest at 2% per annum compounded quarterly, with a term of ten years commencing on the date the applicable conditions precedent to the equity conversion have been satisfied.  Moreover, we agreed to support Welltower in connection with the sale of certain of Welltower’s interests in facilities covered by the Welltower Master Lease, including negotiating and entering into definitive new master lease agreements with third party buyers.

In connection with the Omnibus Agreement, we agreed to issue Welltower a warrant (the Welltower Warrant) to purchase 900,000 shares of our Class A Common Stock (subject to anti-dilution provisions), par value $0.001 per share, at an exercise price equal to $1.33 per share, which was the closing price of our Class A Common Stock on March 6, 2018.  Issuance of the Welltower Warrant is subject to the satisfaction of certain conditions, including, among others, (i) complete repayment or conversion to equity or forgiveness of the our real estate bridge loans, (ii) consummation of the sale of certain assets such that our rent obligations pursuant to the Welltower Master Lease is less than $15 million, and (iii) full repayment of any remaining amounts owed by us to Omega.  The Welltower Warrant may be exercised at any time during the period commencing six months from the date of issuance and ending five years from the date of issuance.  Additionally, we agreed to issue Omega a warrant (the Omega Warrant) to purchase 600,000 shares of our Class A Common Stock (subject to anti-dilution provisions), par value $0.001 per share, at an exercise price equal to $1.33 per share, which was the closing price of the our Class A Common Stock on March 6, 2018.  Issuance of the Omega Warrant may be exercised at any time during the period commencing six months from the date of issuance and ending five years from the date of issuance.

Welltower Bridge Loans Amendment

On February 21, 2018, we entered into an amendment (the Bridge Loan Amendments) to the Welltower bridge loan (Welltower Bridge Loans) agreements.  The Bridge Loan Amendments adjust the annual interest rate beginning February 15, 2018 to 12%, of which 7% will be paid in cash and 5% will be paid in kind.  Previously, these loans carried a 10.25% cash pay interest rate that increased by 0.25% annually on January 1.

In connection with the Bridge Loan Amendments, we agreed to make commercially reasonable efforts to secure commitments by April 1, 2018 to repay no less than $105 million of the Welltower Bridge Loans.  In the event we are unsuccessful securing such commitments or otherwise reducing the outstanding obligation of the Welltower Bridge Loans, the cash pay component of the interest rate will be increased by approximately $2 million annually.

Other Significant Financing Activities Other Than Those Described Under Restructuring Transactions

HUD Insured Loans

During the years ended December 31, 2017 and 2016, we closed on the HUD insured financings of 4 skilled nursing facilities for $27.8 million and 28 skilled nursing facilities for $205.3 million, respectively.

Real Estate Bridge Loans

The Combination with Skilled and Acquisition from Revera were financed through the Welltower Bridge Loans totaling $360.0 million and $171.1 million, respectively.  Since the Combination, we have repaid $187.6 million through HUD Insured Loans and repaid $76.1 million through real estate sale proceeds.  The Welltower Bridge Loans are subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and / or refinance of the underlying facilities such net proceeds were required to be used to repay the outstanding principal balance of the Welltower Bridge Loans.  Each Welltower Bridge Loan has a maturity date of January 1, 2022 and a 10.0% interest rate that increases annually by 0.25% beginning January 1, 2018.  At December 31, 2017, the Welltower Bridge Loans are secured by a mortgage lien on the real property of the 33 remaining facilities subject to the loans and a second lien on certain receivables of the operators of 19 of the facilities.  Beginning November 1, 2017 and ending February 15, 2018, all monthly payments of interest due on the Welltower Bridge Loans will not be due and payable currently but will accrue and be added to the principal balance.  The Welltower Bridge Loans have an outstanding principal balance of $274.6 million at December 31, 2017.

In April 2016, we acquired one skilled nursing facility and entered into a $9.9 million real estate bridge loan.  This real estate bridge loan has an outstanding principal balance of $9.9 million at December 31, 2017.  In May 2016, we acquired the real property of five skilled nursing facilities we operated under a leasing arrangement and entered into a $44.0 million real estate bridge loan, which was refinanced with HUD insured loans in the fourth quarter of 2016.

Term Loan Agreement

On July 29, 2016, we and certain of our affiliates, including FC-GEN Operations Investment LLC (the Borrower), entered into a four year term loan agreement (the Term Loan Agreement) with an affiliate of Welltower and an affiliate of Omega.  The Term Loan Agreement provides for term loans (the Term Loans) in the aggregate principal amount of $120.0 million, with scheduled annual amortization of 2.5% of the initial principal balance in years one, two and three, and 5.0% in year four.  Borrowings under the Term Loan Agreement bear interest at a rate equal to LIBOR (subject to a floor of 1.00%) or an ABR rate (subject to a floor of 2.0%), plus in each case a specified applicable margin.  The initial applicable margin for LIBOR loans is 13.0% per annum and the initial applicable margin for ABR rate loans is 12.0% per annum.  At our election, with respect to either LIBOR or ABR rate loans, up to 2.0% of the interest may be paid either in cash or paid-in-kind.  The proceeds of the Term Loan, along with cash on hand, were used to repay all outstanding term loans and other obligations under the prior term loan.

The Term Loans were amended on March 6, 2018.  See Term Loan Amendment under the description of the Restructuring Transactions.

The Term Loan Agreement is secured by a first priority lien on the equity interests of our subsidiaries and the Borrower as well as certain other assets of ours, the Borrower and their subsidiaries, subject to certain exceptions.  The Term Loan Agreement is also secured by a junior lien on the assets that secure the Revolving Credit Facilities, as amended, on a first priority basis.

The Term Loan Agreement contains financial, affirmative and negative covenants, and events of default that are customary for debt securities of this type.  The financial covenants include four maintenance covenants which require us to maintain a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures.  The most restrictive financial covenant is the maximum leverage ratio which requires us to maintain a leverage ratio, as defined therein, of no more than 9.0 to 1.0 through December 31, 2018 and stepping down gradually over the course of the loan to 8.5 to 1.0 beginning in 2020.

Revolving Credit Facility Amendments

On July 29, 2016, we entered into an amendment (the ABL Amendment) to our Revolving Credit Facilities. Among other things, the ABL Amendment (i) modifies financial covenants to provide additional flexibility to us; (ii) permits us to enter into certain other transactions; (iii) permits quarterly amortization of the FILO Tranche at the option of lenders through 2017; and (iv) increases the interest rate margin applicable to the revolving loans under the ABL Credit Agreement (the New Applicable Margin). The New Applicable Margin for LIBOR loans increased (i) for Tranche A-1 loans, from a range of 2.75% to 3.25% to a range of 3.00% to 3.50%, (ii) for Tranche A-2 loans, from a range of 2.50% to 3.00% to a range of 3.00% to 3.50% and (iii) for FILO Tranche, from 5.00% to 6.00%.  The New Applicable Margin for Base Rate (calculated as the highest of the (i) prime rate, (ii) the federal funds rate plus 3.00%, or (iii) LIBOR plus the excess of the applicable margin between LIBOR loans and base rate loans) loans increased (i) for Tranche A-1 loans, from a range of 1.75% to 2.25% to a range of 2.00% to 2.50%, (ii) for Tranche A-2 loans, from a range of 1.50% to 2.00% to a range of 2.00% to 2.50% and (iii) for FILO Tranche, from 4.00% to 5.00%.  The FILO tranche was repaid and retired in full in four quarterly installments.

The Revolving Credit Facilities were refinanced and satisfied in full on March 6, 2018.  See New Asset Based Lending Facilities under the description of the Restructuring Transactions.

Divestiture of Non-Strategic Facilities

Consistent with our strategy to divest assets in non-strategic or underperforming markets, since January 1, 2016, we have exited the inpatient operations of 37 skilled nursing facilities and 27 senior/assisted living facilities in 14 states as well as several other non-key assets, including:

•

The sale of 5 skilled nursing facilities located in California on December 22, 2017.  We owned the real and personal property of these skilled nursing facilities, but leased the operations to a third party.  Sale proceeds of $11.0 million were used to pay down partially the real estate bridge loans.  A gain was recognized totaling $0.2 million.

•	The sale of 2 skilled nursing facilities located in Georgia on October 1, 2017 that were subject to a master lease agreement with Sabra. A loss was recognized totaling $1.8 million.
•	The closure of 1 skilled nursing facility located in California on September 28, 2017 that is subject to a master lease agreement with Sabra. A loss was recognized totaling $0.1 million.
•	The sale of 1 skilled nursing facility located in Colorado on July 10, 2017 that was subject to a master lease agreement with Sabra. A loss was recognized totaling $0.5 million.
•	The sale of 1 skilled nursing facility located in North Carolina on June 1, 2017. The skilled nursing facility was subject to a master lease agreement. A loss was recognized totaling $0.5 million.
•

The sale of 18 skilled nursing facilities (16 owned and 2 leased) in the states of Kansas, Missouri, Nebraska and Iowa on April 1, 2017.  Sale proceeds were principally used to repay $63.1 million of HUD insured loans and $9.0 million of real estate bridge loans.  A loss on sale was recognized totaling $6.5 million.  In addition, one of the leased skilled nursing facilities was subleased to a new operator resulting in a loss associated with a cease to use asset of $4.1 million.

•	The sale of 1 skilled nursing facility located in Tennessee on April 1, 2017 that was subject to a master lease agreement with Sabra. A loss was recognized totaling $0.8 million.
•

The sale of 4 skilled nursing facilities located in Massachusetts that were subject to a master lease agreement and divested on March 14, 2017.  These facilities were sold and terminated from the master lease resulting in an annual rent credit of $1.2 million.  A loss was recognized totaling $1.4 million.

•	The sale of 2 skilled nursing facilities located in Georgia on February 1, 2017 at the expiration of their respective lease terms. A loss was recognized totaling $0.7 million.
•	The sale of our joint venture interest in a pharmacy company on December 31, 2016 for $5.4 million. A gain was recognized totaling $3.9 million.
•	The sale of 1 previously closed leased skilled nursing facility located in Maryland on December 15, 2016. A gain was recognized totaling $1.9 million.
•	The sale of 9 leased senior/assisted living facilities located in in the states of Pennsylvania, Delaware and West Virginia on October 18, 2016. A gain was recognized totaling $19.8 million.
•	The sale of 1 previously closed skilled nursing facility located in the state of Missouri on August 16, 2016. Proceeds of $1.9 million were used to pay down partially the real estate bridge loans.
•

The sale of our hospice and home health operations on May 1, 2016 for $72 million in cash and a $12 million note.  A gain was recognized totaling $43.4 million.  The cash proceeds were used to pay down partially the existing term loan.

•	The sale/leaseback of a corporate office building on March 23, 2016, generating $9.4 million of proceeds, which were used to pay down partially our Revolving Credit Facilities.
•

The sale of 18 senior/assisted living facilities located in Kansas on January 1, 2016 for $67.0 million. $54.2 million were used to pay down partially the real estate bridge loans.  No gain or loss was recognized.

Master Leases

Welltower – Second Spring

On November 1, 2016, Welltower sold the real estate of 64 facilities to Second Spring, a joint venture formed by affiliates of Lindsay Goldberg LLC, a private investment firm, and affiliates of Omega.  We continue to operate the facilities pursuant to our new lease with affiliates of Second Spring effective November 1, 2016 and there was no change in the operations of these facilities.

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

Welltower - CBYW

On December 23, 2016, Welltower sold the real estate of 28 additional facilities to CBYW. We continue to operate the facilities pursuant to our new lease with affiliates of CBYW effective December 23, 2016 and there were no change in the operations of these facilities.

The 28 facilities were included in our master lease with Welltower and had been subject to 3.4% annual escalators, which were scheduled to decrease to 2.9% annual escalators effective April 1, 2017. Under the new lease, the 28 properties’ initial annual rent is reduced by approximately 5% to $54.5 million and the annual escalators are decreased to 2.0%. The more favorable lease terms are expected to reduce our cumulative rent obligations by $143.0 million through January 2032.  As part of the transaction, we issued (2) five-year notes totaling $23.7 million to Welltower.  The first note is a non-convertible note for $11.7 million and has a maturity date of December 15, 2021.  The second note is a convertible note for $12.0 million and has a maturity date of December 15, 2021.  The second note was converted into 3.0 million shares of common stock on November 13, 2017 and the second note was cancelled.  We recorded a gain on early extinguishment of debt of $8.9 million  See Note 10 – “Long-Term Debt – Notes Payable.”

The new master leases resulted in a reduction in financing obligation of $208.9 million, a step-down in capital lease asset and obligation of $21.4 million, establishment of notes payable of $74.8 million and a gain on leased facilities sold to new landlord and operating under new lease agreements of $134.1 million, which is included in other loss (income) on the consolidated statements of operations.  See Note 18 – “Other Loss (Income).”

Omega

On December 22, 2017, we amended the master lease agreement with Omega.  We received $10.0 million, which has been recorded as a capital lease obligation and is to be repaid over the term of the master lease at an annual rate of 9%.  In addition, the master lease term was extended four years and we issued Omega a stock warrant to purchase 900,000 shares of our stock at an exercise price of $1.00 per share, exercisable beginning August 1, 2018 and ending December 31, 2022.  The master lease amendment resulted in a capital lease asset and obligation gross up of $20.3 million.

Sabra Master Leases

In December 2017, Sabra completed the sale of 20 of our leased assets in Kentucky, Ohio and Indiana.  We continue to operate these facilities with a new landlord subject to a market based master lease.

In addition, we have entered into a definitive agreement with Sabra resulting in permanent and unconditional annual cash rent savings of $19 million effective January 1, 2018.  Sabra continues to pursue and we continue to support Sabra’s previously announced sale of our leased assets.  At the closing of such sales, we expect to enter into lease agreements with new landlords for a majority of the assets currently leased with Sabra.

 Financial Covenants

The Term Loan Agreement and the Welltower Bridge Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures.  At December 31, 2017, we were in compliance with all of the financial covenants contained in the Credit Facilities.

We have master lease agreements with Welltower, Sabra and Omega (collectively, the Master Lease Agreements).  Our Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity.  At December 31, 2017, we were in compliance with the covenants contained in the Master Lease Agreements.

We have a master lease agreement with Second Spring involving 64 of our facilities.  We did not meet a financial covenant contained in this master lease agreement at December 31, 2017.  We received a waiver for this covenant through December 31, 2017 and an agreement to waive this covenant under certain conditions through March 31, 2019.

We have a master lease agreement with CBYW involving 28 of our facilities.  We did not meet certain financial covenants contained in this master lease agreement at December 31, 2017.  We received a waiver for this covenant breach through October 24, 2019.

At December 31, 2017, we did not meet certain financial covenants contained in four leases related to 33 of our facilities, which are not included in the Restructuring Transactions.  We are and expect to continue to be current in the timely payment of our obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of our other loan or lease agreements.  We will continue to work with the related credit parties to amend such leases and the related financial covenants.  We do not believe the breach of such financial covenants has a material adverse impact on us at December 31, 2017.

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

The four largest customers of our rehabilitation services business comprise approximately 68% of the gross outstanding contract receivables in that business.  An adverse event impacting the solvency of several of these large customers resulting in their insolvency or other economic distress would have a material impact on us. In the year ended December 31, 2017, we recorded customer receivership and other related charges of $90.9 million associated with three rehabilitation therapy services contracts, which includes $55.0 million associated with a related party customer.

Financial Condition and Liquidity Considerations

Current Status

The accompanying consolidated financial statements have been prepared on the basis we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern for 12 months following the date our financial statements were issued (March 16, 2018). Management considered the recent results of operations as well as our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due before March 16, 2019.

Our results of operations have been negatively impacted by the persistent pressure of healthcare reforms enacted in recent years.  This challenging operating environment has been most acute in our inpatient segment, but also has had a detrimental effect on our rehabilitation therapy segment and its customers.  In recent years, we have implemented a number of cost mitigation strategies to offset the negative financial implications of this challenging operating environment.  These strategies have been successful in recent years, however, the negative impact of continued reductions in skilled patient admissions, shortening lengths of stay, escalating wage inflation and professional liability losses, combined with the increased cost of capital through escalating lease payments accelerated in the third quarter of 2017.  These factors caused us to be unable to comply with certain financial covenants at September 30, 2017 under the Revolving Credit Facilities, the Term Loans, the Welltower Bridge Loans and the Master Lease Agreements and other agreements.  We received waivers from the parties to the Term Loans, the Welltower Bridge Loans and the Master Lease Agreements at September 30, 2017.  We subsequently secured with our counterparties to the Revolving Credit Facilities a 90-day forbearance agreement through late March 2018.

Subsequent to December 31, 2017, we entered into a number of agreements, amendments and new financing facilities described under Restructuring Transactions above.  In total, these agreements and amendments are estimated to reduce our annual cash fixed charges by approximately $62 million beginning in 2018.  The new financing agreements are estimated to provide $70 million of additional cash and borrowing availability, increasing our liquidity and financial flexibility.  In connection with the Restructuring Transactions, we entered into the New ABL Credit Facilities agreement, replacing our prior Revolving Credit Facilities.  Also in connection with the Restructuring Transactions, we amended the financial covenants in all of our material loan agreements and all but two of our material master leases.  Financial covenants beginning in 2018 were amended to account for changes in our capital structure as a result of the Restructuring Transactions and to account for the current business climate.  We  received waivers from the counterparties to two of our material master leases, for which agreements to amend financial covenants were not attained, with respect to compliance with financial covenants from December 31, 2017 through at least March 31, 2019.

Based on all conditions and events that are known and reasonably knowable as of the date our financial statements were issued, the substantial doubt about our ability to continue as a going concern that was previously disclosed in our Form 10-Q filed on November 8, 2017, for the period ended September 30, 2017, has been alleviated.

Risk and Uncertainties

Should we fail to comply with our debt and lease covenants at a future measurement date, we could, absent necessary and timely waivers and/or amendments, be in default under certain of our existing debt and lease agreements. To the extent any cross-default provisions may apply, the default could have an even more significant impact on our financial position.

Although we are in compliance and project to be in compliance with our material debt and lease covenants through March 31, 2019, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on our ability to remain in compliance with our covenants. Such uncertainty includes, changes in reimbursement patterns, patient admission patterns, bundled payment arrangements, as well as potential changes to the Affordable Care Act currently being considered in Congress, among others.

There can be no assurance that the confluence of these and other factors will not impede our ability to meet our debt and lease covenants in the future.

Off Balance Sheet Arrangements

We had outstanding letters of credit of $54.8 million under our letter of credit sub-facility on our Revolving Credit Facilities as of December 31, 2017.  These letters of credit are principally pledged to landlords and insurance carriers as collateral.  We are not involved in any other off-balance-sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table sets forth our contractual obligations, including principal and interest, but excluding non-cash amortization of debt issuance costs, discounts or premiums established on these instruments, as of December 31, 2017 (in thousands):

					More than
	Total	1 Yr.	2-3 Yrs.	4-5 Yrs.	5 Yrs.
Revolving credit facilities	$347,837	$16,626	$331,211	$—	$—
Term loan agreement	170,433	15,570	154,863	—	—
Real estate bridge loans	403,726	29,098	69,289	305,339	—
HUD insured loans	412,460	13,689	27,378	27,378	344,015
Notes payable	91,722	2,100	72,501	17,121	—
Mortgages and other secured debt (recourse)	12,961	10,945	2,016	—	—
Mortgages and other secured debt (non-recourse)	30,891	12,928	2,617	2,617	12,729
Financing obligations	9,327,378	277,492	574,178	590,722	7,884,986
Capital lease obligations	3,921,319	91,660	188,328	194,372	3,446,959
Operating lease obligations	810,039	121,886	237,417	202,524	248,212
	$15,528,766	$591,994	$1,659,798	$1,340,073	$11,936,901

The impact of the Restructuring Transactions are not reflected in the contractual obligations presented as of December 31, 2017.  See the information described in Restructuring Transactions.

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

Interest Rate Exposure—Interest Rate Risk Management

Our Revolving Credit Facilities and Term Loan Agreement expose us to variability in interest payments due to changes in interest rates.  As of December 31, 2017, there is no derivative financial instrument in place to limit that exposure.

The table below presents the principal amounts, weighted-average interest rates and fair values by year of expected maturity to evaluate our expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve months ended December 31,
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed-rate debt (1)	$5,878	$6,654	$62,613	$18,916	$281,104	$240,563	$615,728	$616,260
Average interest rate (2)	3.5%	3.6%	9.3%	7.8%	11.1%	3.5%
Variable-rate debt (1)	$21,839	$11,628	$435,198	$—	$—	$—	$468,665	$468,664
Average interest rate (2)	4.3%	6.9%	4.1%	—%	—%	—%

(1)Excludes unamortized original issue discounts, debt premiums and discounts, and debt issuance costs which amortize through interest expense on a non-cash basis over the life of the instrument.

(2)Based on one month LIBOR of 1.56% on December 31, 2017.

Our Revolving Credit Facilities, as amended, consist of a senior secured, asset-based revolving credit facility of up to $525 million under two separate tranches:  Tranche A-1 and HUD Tranche.  Interest accrues at a per annum rate equal to either (x) a base rate (calculated as the highest of the (i) prime rate, (ii) the federal funds rate plus 3.00%, or (iii) LIBOR plus the excess of the applicable margin between LIBOR loans and base rate loans) plus an applicable margin or (y) LIBOR plus an applicable margin.  The applicable margin is based on the level of commitments for both tranches, and in regards to LIBOR loans (i) for Tranche A-1 ranges from 3.00% to 3.50%;  and (ii) for HUD Tranche is from 3.00% to 3.50%.  The applicable margin is based on the level of commitments for both tranches, and in regards to base rate loans (i) for Tranche A-1 ranges from 2.00% to 2.50%, and (ii) for HUD Tranche ranges from 2.00% to 2.50%.

Borrowings under the Term Loan Agreement bear interest at a rate equal to LIBOR (subject to a floor of 1.00%) or an ABR rate (subject to a floor of 2.0%), plus in each case a specified applicable margin.  The initial applicable margin for LIBOR loans is 13.0% per annum and the initial applicable margin for ABR rate loans is 12.0% per annum.  At our election, with respect to either base rate or ABR rate loans, up to 2.0% of the interest may be paid either in cash or paid-in-kind.  Beginning November 1, 2017 and ending February 15, 2018, all monthly payments of interest and principal due on the Term Loan Agreement borrowings will not be due and payable currently but will accrue and be added to the principal balance.  The applicable interest rate on this loan was 14.6% as of December 31, 2017, with 2.0% of the interest to be paid-in-kind.

A 1% increase in the applicable interest rate on our variable-rate debt would result in an approximately $4.7 million increase in our annual interest expense.

Our investments in marketable securities as of December 31, 2017 consisted of investment grade government and corporate debt securities and money market funds that have maturities of five years or less. These investments expose us to investment income risk, which is affected by changes in the general level of U.S. and international interest rates and securities markets risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Interest rates are near historic lows, with a risk of interest rates increasing before our current investments mature.  While we have the ability and intent to hold our investments to maturity today, rising interest rates could impact our ability to liquidate our investments for a profit and could adversely affect the cost of replacing those investments at the time of maturity with investment of similar return and risk profile.  Despite the complex nature of exposure to the securities markets, given the low risk profile, we do not believe a 1% increase in interest rates alone would have a material impact on our net investment income returns.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective as of December 31, 2017. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed the evaluation.

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

Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the framework set forth in the report entitled, "Internal Control — Integrated Framework (2013 COSO Framework)," issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on management’s evaluation and the criteria set forth in the 2013 COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Genesis Healthcare, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Genesis Healthcare, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule “Schedule II – Valuation and Qualifying Accounts” (collectively, the consolidated financial statements), and our report dated March 16, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 16, 2018

Item 9B. Other Information

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

The information to be included in the sections entitled, “Election of Directors,” “Our Executive Officers," “Section16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “Corporate Governance – Committees of the Board of Directors – Audit Committee,” respectively, in the Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed by us with the U.S. Securities and Exchange Commission no later than 120 days after December 31, 2017 (the 2018 Proxy Statement) is incorporated herein by reference.

We have filed, as exhibits to this annual report, the certifications of our Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11. Executive Compensation

The information to be included in the sections entitled “Executive Compensation” and “Directors Compensation” in the 2018 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information to be included in the section entitled “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners” and “Equity Compensation Plan Information” in the 2018 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information to be included in the sections entitled “Certain Relationships and Related Transactions,” “Board Independence,” and “Compensation Committee Interlocks and Insider Participation” in the 2018 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information to be included in the section entitled “Independent Registered Public Accounting Firm” in the 2018 Proxy Statement is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a)1. Consolidated Financial Statements and Supplementary Data:

The following consolidated financial statements, and notes thereto, and the related Report of our Independent Registered Public Accounting Firm, are filed as part of this Form 10-K:

2.Financial Statement Schedule:

The following financial statement schedule is filed as part of this Form 10-K:

Page
Number
Schedule II—Valuation and Qualifying Accounts	F-52

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

10.9*

Amended and Restated Genesis Healthcare, Inc. 2015 Omnibus Equity Incentive Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 8, 2017, and incorporated herein by reference).

10.10*

Form of Restricted Stock Unit Agreement to be entered into between Genesis Healthcare, Inc. and its executive officers (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on August 10, 2015, and incorporated herein by reference).

10.11*

Form of Restricted Stock Unit Agreement to be entered into between Genesis Healthcare, Inc. and its non-employee directors (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on August 10, 2015, and incorporated herein by reference).

10.12

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

10.13

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

10.14

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

10.15

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

10.16

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

10.17

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

10.18

Amendment No. 6 dated as of December 22, 2016, to that certain Third Amended and Restated Credit Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, Skilled Healthcare, LLC, Genesis Holdings, LLC, Genesis Healthcare LLC, certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and Healthcare Financial Solutions, LLC, as administrative agent (filed as Exhibit 10.21 to our Annual Report on Form 10-K filed on March 6, 2017, and incorporated herein by reference).

10.19

Amendment No. 7 dated as of May 5, 2017, to that certain Third Amended and Restated Credit Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, Skilled Healthcare, LLC, Genesis Holdings, LLC, Genesis Healthcare LLC, certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and Healthcare Financial Solutions, LLC, as administrative agent (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 9, 2017, and incorporated herein by reference).

10.20

Amendment No. 8 dated as of December 21, 2017, to that certain Third Amended and Restated Credit Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, Skilled Healthcare, LLC, Genesis Holdings, LLC, Genesis Healthcare LLC, certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and Healthcare Financial Solutions, LLC, as administrative agent.

10.21

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

10.22

Amendment No. 1 dated as of December 21, 2017 to that certain Second Amended and Restated Revolving Credit Agreement, dated as of March 31, 2016, among certain borrower entities set forth therein, certain guarantor entities set forth therein, certain lender entities set forth therein, and Healthcare Financial Solutions, LLC, as administrative agent and collateral agent, regarding HUD centers.

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

10.25

Amendment No. 1 to Term Loan Agreement, dated as of December 22, 2016, by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, GEN Operations I, LLC and GEN Operations II, LLC as borrowers, HCRI Tucson Properties, Inc. and OHI Mezz Lender, LLC as the initial lenders and Welltower Inc. as the administrative agent and collateral agent (filed as Exhibit 10.25 to our Annual Report on Form 10-K filed on March 6, 2017, and incorporated herein by reference).

10.26

Amendment No. 2, dated as of May 5, 2017, to Term Loan Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, GEN Operations I, LLC and GEN Operations II, LLC as borrowers, HCRI Tucson Properties, Inc. and OHI Mezz Lender, LLC as the initial lenders and Welltower Inc. as the administrative agent and collateral agent (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 9, 2017, and incorporated herein by reference).

10.27

Amendment No. 3, dated as of August 8, 2017, to Term Loan Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, GEN Operations I, LLC and GEN Operations II, LLC as borrowers, HCRI Tucson Properties, Inc. and OHI Mezz Lender, LLC as the initial lenders and Welltower Inc. as the administrative agent and collateral agent (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 8, 2017, and incorporated herein by reference).

10.28

Consolidated Amended and Restated Loan Agreement, dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto (filed as Exhibit 10.26 to our Annual Report on Form 10-K filed on March 6, 2017, and incorporated herein by reference).

10.29

Amended and Restated Loan Agreement (A-1), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto (filed as Exhibit 10.27 to our Annual Report on Form 10-K filed on March 6, 2017, and incorporated herein by reference).

10.30

Amended and Restated Loan Agreement (A-2), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto (filed as Exhibit 10.28 to our Annual Report on Form 10-K filed on March 6, 2017, and incorporated herein by reference).

10.31

Amended and Restated Loan Agreement (B-1), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto (filed as Exhibit 10.29 to our Annual Report on Form 10-K filed on March 6, 2017, and incorporated herein by reference).

10.32

Twentieth Amended and Restated Master Lease Agreement, dated January 31, 2017, between FC-GEN Real Estate, LLC and Genesis Operations LLC (filed as Exhibit 10.36 to our Annual Report on Form 10-K filed on March 6, 2017, and incorporated herein by reference).

10.33

Amendment No. 1, dated May 5, 2017, to the Twentieth Amended and Restated Master Lease Agreement, dated January 31, 2017, between FC-GEN Real Estate, LLC and Genesis Operations LLC (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 9, 2017, and incorporated herein by reference).

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

GENESIS HEALTHCARE, INC.

		By	/S/ GEORGE V. HAGER JR.
George V. Hager Jr.
Date:	March 16, 2018		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	March 16, 2018	By	/S/ GEORGE V. HAGER JR.
George V. Hager Jr.
Chief Executive Officer

Date:	March 16, 2018	By	/S/ TOM DIVITTORIO
Tom DiVittorio
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Date:	March 16, 2018	By	/S/ STEPHEN S. YOUNG
Stephen S. Young
Vice President and Controller
(Principal Accounting Officer and Authorized Signatory)

Date:	March 16, 2018	By	/S/ JAMES H. BLOEM
James H. Bloem
Director

Date:	March 16, 2018	By	/S/ JOHN F. DEPODESTA
John F. DePodesta
Lead Independent Director

Date:	March 16, 2018	By	/S/ ROBERT FISH
Robert Fish
Chairman of the Board

Date:	March 16, 2018	By	/S/ ROBERT HARTMAN
Robert Hartman
Director

Date:	March 16, 2018	By	/S/ JAMES V. MCKEON
James V. McKeon
Director

Date:	March 16, 2018	By	/S/ TERRY ALLISON RAPPUHN
Terry Allison Rappuhn
Director

Date:	March 16, 2018	By	/S/ DAVID REIS
David Reis
Director

Date:	March 16, 2018	By	/S/ ARNOLD WHITMAN
Arnold Whitman
Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Genesis Healthcare, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Genesis Healthcare, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule “Schedule II – Valuation and Qualifying Accounts” (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Philadelphia, Pennsylvania
March 16, 2018

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$54,525	$51,408
Restricted cash and investments in marketable securities	37,128	43,555
Accounts receivable, net of allowances for doubtful accounts of $313,357 and $218,383 at December 31, 2017 and December 31, 2016, respectively	724,138	832,109
Prepaid expenses	74,368	64,218
Other current assets	49,748	63,641
Assets held for sale	—	4,056
Total current assets	939,907	1,058,987
Property and equipment, net of accumulated depreciation of $939,155 and $807,776 at December 31, 2017 and December 31, 2016, respectively	3,413,599	3,765,393
Restricted cash and investments in marketable securities	93,101	112,471
Other long-term assets	109,060	137,602
Deferred income taxes	3,580	6,107
Identifiable intangible assets, net of accumulated amortization of $88,336 and $91,155 at December 31, 2017 and December 31, 2016, respectively	142,976	175,566
Goodwill	85,642	440,712
Assets held for sale	—	82,363
Total assets	$4,787,865	$5,779,201
Liabilities and Stockholders' Deficit:
Current liabilities:
Current installments of long-term debt	$26,962	$24,594
Capital lease obligations	2,511	1,886
Financing obligations	1,878	1,613
Accounts payable	285,637	258,616
Accrued expenses	233,856	215,457
Accrued compensation	167,368	181,841
Self-insurance reserves	180,982	172,565
Current portion of liabilities held for sale	—	988
Total current liabilities	899,194	857,560
Long-term debt	1,050,337	1,146,550
Capital lease obligations	1,025,355	997,340
Financing obligations	2,929,483	2,867,534
Deferred income taxes	7,584	22,354
Self-insurance reserves	436,560	445,559
Liabilities held for sale	—	69,057
Other long-term liabilities	119,484	103,435
Commitments and contingencies
Stockholders’ deficit:
Class A common stock, (par $0.001, 1,000,000,000 shares authorized, issued and outstanding - 97,100,738 and 75,187,388 at December 31, 2017 and December 31, 2016, respectively)	97	75
Class B common stock, (par $0.001, 20,000,000 shares authorized, issued and outstanding - 744,396 and 15,495,019 at December 31, 2017 and December 31, 2016, respectively)	1	16
Class C common stock, (par $0.001, 150,000,000 shares authorized, issued and outstanding - 61,561,393 and 63,849,380 at December 31, 2017 and December 31, 2016, respectively)	61	64
Additional paid-in-capital	290,573	305,358
Accumulated deficit	(1,374,597)	(795,615)
Accumulated other comprehensive loss	(362)	(221)
Total stockholders’ deficit before noncontrolling interests	(1,084,227)	(490,323)
Noncontrolling interests	(595,905)	(239,865)
Total stockholders' deficit	(1,680,132)	(730,188)
Total liabilities and stockholders’ deficit	$4,787,865	$5,779,201

See accompanying notes to consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year ended December 31,
	2017	2016	2015
Net revenues	$5,373,740	$5,732,430	$5,619,224
Salaries, wages and benefits	3,036,868	3,369,713	3,289,820
Other operating expenses	1,484,394	1,413,639	1,358,983
General and administrative costs	170,029	186,062	175,889
Provision for losses on accounts receivable	96,409	107,815	100,521
Lease expense	147,525	146,244	150,276
Depreciation and amortization expense	255,786	254,459	237,617
Interest expense	499,382	528,544	507,809
(Gain) loss on early extinguishment of debt	(6,566)	16,290	130
Investment income	(5,328)	(3,018)	(1,677)
Other loss (income)	8,473	(207,070)	(1,400)
Transaction costs	14,325	7,928	96,374
Customer receivership and other related charges	90,864	—	—
Long-lived asset impairments	191,375	32,110	26,768
Goodwill and identifiable intangible asset impairments	360,046	3,321	1,778
Skilled Healthcare and other loss contingency expense	—	15,192	31,500
Equity in net income of unconsolidated affiliates	(243)	(3,286)	(2,139)
Loss before income tax (benefit) expense	(969,599)	(135,513)	(353,025)
Income tax (benefit) expense	(10,427)	(17,435)	172,524
Loss from continuing operations	(959,172)	(118,078)	(525,549)
(Loss) income from discontinued operations, net of taxes	(32)	27	(1,219)
Net loss	(959,204)	(118,051)	(526,768)
Less net loss attributable to noncontrolling interests	380,222	54,038	100,573
Net loss attributable to Genesis Healthcare, Inc.	$(578,982)	$(64,013)	$(426,195)
Loss per common share:
Basic:
Weighted-average shares outstanding for loss from continuing operations per share	94,217	89,873	85,755
Net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(6.15)	$(0.71)	$(4.96)
Loss (income) from discontinued operations, net of taxes	(0.00)	0.00	(0.01)
Net loss attributable to Genesis Healthcare, Inc.	$(6.15)	$(0.71)	$(4.97)

Diluted:
Weighted-average shares outstanding for loss from continuing operations per share	94,217	152,532	85,755
Net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(6.15)	$(0.82)	$(4.96)
Loss (income) from discontinued operations, net of taxes	(0.00)	0.00	(0.01)
Net loss attributable to Genesis Healthcare, Inc.	$(6.15)	$(0.82)	$(4.97)

See accompanying notes to consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Year ended December 31,
	2017	2016	2015
Net loss	$(959,204)	$(118,051)	$(526,768)
Net unrealized loss on marketable securities, net of tax	(209)	(5)	(891)
Comprehensive loss	(959,413)	(118,056)	(527,659)
Less: comprehensive loss attributable to noncontrolling interests	380,290	54,040	100,885
Comprehensive loss attributable to Genesis Healthcare, Inc.	$(579,123)	$(64,016)	$(426,774)

See accompanying notes to consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(IN THOUSANDS)

									Accumulated
									other			Total
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated	comprehensive	Stockholders'	Noncontrolling	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	income (loss)	deficit	interests	deficit
Balance at December 31, 2014	49,865	$50	—	$—	—	$—	$143,492	$(603,254)	$515	$(459,197)	$1,707	$(457,490)
Combination share conversion	23,723	24	15,512	16	64,449	64	130,530	297,847	(154)	428,327	(80,186)	348,141
Net loss	—	—	—	—	—	—	—	(426,195)	—	(426,195)	(100,573)	(526,768)
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	(579)	(579)	(312)	(891)
Share based compensation	—	—	—	—	—	—	28,472	—	—	28,472	—	28,472
Issuance of common stock	6	—	—	—	—	—	24	—	—	24	—	24
Acquisition of a noncontrolling interest	—	—	—	—	—	—	(7,159)	—	—	(7,159)	7,159	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(10,875)	(10,875)
Balance at December 31, 2015	73,594	$74	15,512	$16	64,449	$64	$295,359	$(731,602)	$(218)	$(436,307)	$(183,080)	$(619,387)
Net loss	—	—	—	—	—	—	—	(64,013)	—	(64,013)	(54,038)	(118,051)
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	(3)	(3)	(2)	(5)
Share based compensation	—	—	—	—	—	—	7,015	—	—	7,015	—	7,015
Issuance of common stock	976	1	—	—	—	—	1,994	—	—	1,995	—	1,995
Conversion of common stock among classes	617	—	(17)	—	(600)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,745)	(2,745)
Issuance of convertible debt	—	—	—	—	—	—	990	—	—	990	—	990
Balance at December 31, 2016	75,187	$75	15,495	$16	63,849	$64	$305,358	$(795,615)	$(221)	$(490,323)	$(239,865)	$(730,188)
Net loss	—	—	—	—	—	—	—	(578,982)	—	(578,982)	(380,222)	(959,204)
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	(141)	(141)	(68)	(209)
Share based compensation	—	—	—	—	—	—	9,621	—	—	9,621	—	9,621
Issuance of common stock	1,874	2	—	—	—	—	(30)	—	—	(28)	—	(28)
Conversion of common stock among classes	17,040	17	(14,751)	(15)	(2,288)	(3)	(27,163)	—	—	(27,164)	27,164	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,914)	(2,914)
Conversion of convertible debt	3,000	3	—	—	—	—	2,787	—	—	2,790	—	2,790
Balance at December 31, 2017	97,101	$97	744	$1	61,561	$61	$290,573	$(1,374,597)	$(362)	$(1,084,227)	$(595,905)	$(1,680,132)

See accompanying notes to consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(959,204)	$(118,051)	$(526,768)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash interest and leasing arrangements, net	77,974	90,227	93,800
Other non-cash charges and (gains), net	8,473	(202,070)	(1,063)
Share based compensation	9,621	8,414	28,472
Depreciation and amortization	255,786	254,459	237,763
Provision for losses on accounts receivable	96,409	107,815	100,521
Equity in net income of unconsolidated affiliates	(243)	(3,286)	(2,139)
Provision for deferred taxes	(12,128)	7,142	164,750
Customer receivership and other related charges	90,864	—	—
Long-lived asset impairments	191,375	32,110	26,768
Goodwill and identifiable intangible asset impairments	360,046	3,321	1,778
(Gain) loss on early extinguishment of debt	(6,566)	13,174	130
Changes in assets and liabilities:
Accounts receivable	(86,256)	(170,126)	(144,624)
Accounts payable and other accrued expenses and other	94,304	45,232	29,230
Net cash provided by operating activities	120,455	68,361	8,618
Cash flows from investing activities:
Capital expenditures	(64,106)	(93,118)	(85,723)
Purchases of marketable securities	(48,595)	(52,554)	(83,916)
Proceeds on maturity or sale of marketable securities	69,800	72,767	41,314
Net change in restricted cash and equivalents	6,154	22,183	10,269
Sale of investment in joint venture	242	6,460	26,358
Purchases of inpatient assets, net of cash acquired	—	(108,299)	(167,272)
Sales of assets	90,583	150,675	3,738
Restricted deposits	364	(13,473)	—
Investments in joint venture	(100)	(536)	(392)
Other, net	1,149	3,107	2,140
Net cash provided by (used in) investing activities	55,491	(12,788)	(253,484)
Cash flows from financing activities:
Borrowings under revolving credit facilities	599,000	817,000	864,500
Repayments under revolving credit facilities	(678,650)	(787,150)	(756,000)
Proceeds from issuance of long-term debt	37,810	416,161	495,201
Proceeds from tenant improvement draws under lease arrangements	6,084	5,651	2,920
Repayment of long-term debt	(128,307)	(500,101)	(357,716)
Debt issuance costs	(5,852)	(14,524)	(19,193)
Distributions to noncontrolling interests and stockholders	(2,914)	(2,745)	(10,851)
Net cash (used in) provided by financing activities	(172,829)	(65,708)	218,861
Net increase (decrease) in cash and cash equivalents	3,117	(10,135)	(26,005)
Cash and cash equivalents:
Beginning of period	51,408	61,543	87,548
End of period	$54,525	$51,408	$61,543
Supplemental cash flow information:
Interest paid	$435,510	$445,959	$416,163
Net taxes (refunded) paid	(861)	(10,270)	20,893
Non-cash investing and financing activities:
Capital lease obligations	$5,350	$(70,997)	$56,766
Financing obligations	24,046	(257,101)	83,989
Assumption of long-term debt, net of reclass	—	4,772	436,887
Financing obligation assets	—	(40,876)	—

See accompanying notes to consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)General Information

Description of Business

Genesis Healthcare, Inc. is a healthcare services company that through its subsidiaries (collectively, the Company) owns and operates skilled nursing facilities, assisted/senior living facilities and a rehabilitation therapy business.  The Company has an administrative service company that provides a full complement of administrative and consultative services that allows its affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. The Company provides inpatient services through 470 skilled nursing, assisted/senior living and behavioral health centers located in 30 states.  Revenues of the Company’s owned, leased and otherwise consolidated centers constitute approximately 86% of its revenues.

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

The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's composition of variable interest entities was not material at December 31, 2017.

Certain prior year amounts have been reclassified to conform to current period presentation, the effect of which was not material.  Impairment charges associated with favorable leases were included in the line item “Long-lived asset impairments” for the years ended December 31, 2016 and 2015.  These impairments have been reclassified to the line item “Goodwill and identifiable intangible asset impairments” in the current period presentation.  See Note 19 – "Asset Impairment Charges - Identifiable Intangible Assets with a Definite Useful Life – Favorable Leases.”

Financial Condition and Liquidity Considerations

Current Status

The accompanying consolidated financial statements have been prepared on the basis the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date the Company’s financial statements were issued (March 16, 2018). Management considered the recent results of operations as well as the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before March 16, 2019.

The Company’s results of operations have been negatively impacted by the persistent pressure of healthcare reforms enacted in recent years.  This challenging operating environment has been most acute in the Company’s inpatient segment, but also has had a detrimental effect on the Company’s rehabilitation therapy segment and its customers.  In recent years, the Company has implemented a number of cost mitigation strategies to offset the negative financial implications of this challenging operating environment.  These strategies have been successful in recent years, however, the negative impact of continued reductions in skilled patient admissions, shortening lengths of stay, escalating wage inflation and professional liability losses, combined with the increased cost of capital through escalating lease payments accelerated in the third quarter of 2017.  These factors caused the Company to be unable to comply with certain financial covenants at September 30, 2017 under the Revolving Credit Facilities, the Term Loans, the Welltower Bridge Loans and the Master Lease Agreements and other agreements.  The Company received waivers from the parties to the Term Loans, the Welltower Bridge Loans and the Master Lease Agreements at September 30, 2017.  The Company since secured with its counterparties to the Revolving Credit Facilities a 90-day forbearance agreement through late March 2018. See Note 10 – “Long-Term Debt,” and Note 11 – “Leases and Lease Commitments” for definitions and descriptions of the Company’s debt instruments and lease agreements.

Subsequent to December 31, 2017, the Company entered into a number of agreements, amendments and new financing facilities.  See Note 24 – “Subsequent Events – Restructuring Transactions.”  In total, these agreements and amendments are estimated to reduce the Company’s annual cash fixed charges by approximately $62 million beginning in 2018.  The new financing agreements are estimated to provide $70 million of additional cash and borrowing availability, increasing the Company’s liquidity and financial flexibility.  In connection with the Restructuring Transactions, the Company entered into the New ABL Credit Facilities agreement, replacing its prior Revolving Credit Facilities and eliminating its forbearance agreement.  Also in connection with the Restructuring Transactions, the Company amended the financial covenants in all of its material loan agreements and all but two of its material master leases.  Financial covenants beginning in 2018 were amended to account for changes in the Company’s capital structure as a result of the Restructuring Transactions and to account for the current business climate.  The Company received waivers from the counterparties to two of its material master leases, for which agreements to amend financial covenants were not attained, with respect to compliance with financial covenants from December 31, 2017 through at least March 31, 2019.

Based on all conditions and events that are known and reasonably knowable as of the date the Company’s financial statements were issued, the substantial doubt about the Company’s ability to continue as a going concern that was previously disclosed in the Company’s Form 10-Q filed on November 8, 2017, for the period ended September 30, 2017, has been alleviated.

Risk and Uncertainties

Should the Company fail to comply with its debt and lease covenants at a future measurement date, it could, absent necessary and timely waivers and/or amendments, be in default under certain of its existing debt and lease agreements. To the extent any cross-default provisions may apply, the default could have an even more significant impact on the Company’s financial position.

Although the Company is in compliance and projects to be in compliance with its material debt and lease covenants through March 31, 2019, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on the Company’s ability to remain in compliance with its covenants. Such uncertainty includes, changes in reimbursement patterns, patient admission patterns, bundled payment arrangements, as well as potential changes to the Affordable Care Act currently being considered in Congress, among others.

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

Net Revenues and Accounts Receivable

Revenues and accounts receivable are recorded on an accrual basis as services are performed at their estimated net realizable value. The Company derives a majority of its revenues from funds under federal Medicare and state Medicaid assistance programs, the continuation of which is dependent upon governmental policies and is subject to audit risk and potential recoupment.  The Company also receives payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), third-party insurers and long-term care facilities.  The Company assesses collectibility on all accounts prior to providing services.

The Company records revenues for inpatient services and the related receivables in the accounting records at the Company’s established billing rates in the period the related services are rendered.  The provision for contractual adjustments, which represents the difference between the established billing rates and predetermined reimbursement rates, is deducted from gross revenues to determine net revenues.  Retroactive adjustments that are likely to result from future examinations by third party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based upon new information or final settlements.

The Company records revenues for rehabilitation therapy services and other ancillary services and the related receivables at the time services or products are provided or delivered to the customer.  Upon delivery of services or products, the Company has no additional performance obligation to the customer.

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

Restricted Cash and Investments in Marketable Securities

Restricted cash includes cash and money market funds principally held by the Company’s wholly owned captive insurance subsidiary, which are substantially restricted to securing outstanding claims losses.  The restricted cash and investments in marketable securities balances at December 31, 2017 and 2016 were $130.2 million and $156.0 million, respectively.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Doubtful Accounts

The Company evaluates the adequacy of its allowance for doubtful accounts by estimating allowance requirement percentages for each accounts receivable aging category for each type of payor.  The Company has developed estimated allowance requirement percentages by utilizing historical collection trends and its understanding of the nature and collectibility of receivables in the various aging categories and the various lines of the Company’s business.  The allowance percentages are developed by payor type as the accounts receivable from each payor type have unique characteristics.  The allowance for doubtful accounts also considers accounts specifically identified as uncollectible.  Accounts receivable that the Company’s management specifically estimates to be uncollectible, based upon the age of the receivables, the results of collection efforts, or other circumstances, are reserved in the allowance for doubtful accounts until written-off.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation.  Depreciation expense is calculated using the straight-line method over the estimated useful lives of the depreciable assets, which generally range from 20-35 years for buildings, building improvements and land improvements, and 3-15 years for equipment, furniture and fixtures.  Depreciation expense on leasehold improvements and assets held under capital leases is calculated using the straight-line method over the lesser of the lease term or the estimated useful life of the asset.  Expenditures for maintenance and repairs necessary to maintain property and equipment in efficient operating condition are expensed as incurred.  Costs of additions and improvements are capitalized.

Total depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $238.2 million, $234.7 million, and $218.8 million, respectively.

Goodwill and Identifiable Intangible Assets

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

Impairment of Long-Lived Assets, Goodwill and Identifiable Intangible Assets

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less costs to sell.

The Company’s goodwill and identifiable intangible assets are reviewed for impairment by measuring the fair value of each reporting unit to determine whether the fair value exceeds the carrying value based upon the market capitalization including a control premium and a discounted cash flow analysis.  Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the discounted cash flow analyses are based on the Company’s internal projection model for 2017 and, for years beyond 2017, the growth rates used are an estimate of the future growth in the industry in which the Company participates. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the reporting unit and are based on an estimated cost of capital, which was determined based on the Company’s estimated cost of capital relative to its capital structure. In addition, the market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions. The Company performs its annual goodwill and identifiable intangible assets impairment assessment for its reporting units as of September 30 of each year or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired.  See Note 19 – “Asset Impairment Charges.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Self-Insurance Reserves

The Company provides for self-insurance reserves for both general and professional liability and workers’ compensation claims based on estimates of the ultimate costs for both reported claims and claims incurred but not reported.  Estimated losses from asserted and incurred but not reported claims are accrued based on the Company’s estimates of the ultimate costs of the claims, which include costs associated with litigating or settling claims, and the relationship of past reported incidents to eventual claims payments.  All relevant information, including the Company’s own historical experience, the nature and extent of existing asserted claims and reported incidents, and independent actuarial analyses of this information is used in estimating the expected amount of claims.  The reserves for loss for workers’ compensation risks are discounted based on actuarial estimates of claim payment patterns whereas the reserves for general and professional liability are recorded on an undiscounted basis.  The Company also considers amounts that may be recovered from excess insurance carriers in estimating the ultimate net liability for such risks.  See Note 21 – “Commitments and Contingencies – Loss Reserves For Certain Self-Insured Programs – General and Professional Liability and Workers’ Compensation.”

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as lease expense on a straight-line basis over the applicable lease terms and any periods during which the Company has use of the property but is not charged rent by a landlord.  A majority of the Company’s leases, provide for rent escalations and renewal options.

When the Company purchases businesses that have lease agreements accounted for as operating leases, it recognizes the fair value of the lease arrangements as either favorable or unfavorable and records these amounts as other identifiable intangible assets or other long-term liabilities, respectively.  Favorable and unfavorable leases are amortized to lease expense on a straight-line basis over the remaining term of the leases.  See Note 11 – “Lease and Lease Commitments.”

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which serves to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

test is necessary.  The adoption of ASU 2017-04 is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company adopted ASU 2017-04 when it performed its annual goodwill impairment test at September 30, 2017.  The adoption of ASU 2017-04 eliminated Step 2 of the goodwill impairment test.  See Note 19 – “Asset Impairment Charges.”

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which serves to supersede most existing revenue recognition guidance, including guidance specific to the healthcare industry.  The FASB later issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations, in March 2016, ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing, in April 2016, ASU 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients, in May 2016, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, in December 2016, all of which further clarified aspects of Topic 606. The standard provides a principles-based framework for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the requirements of this standard effective January 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of that date.  The cumulative effect on the opening balance of retained earnings as a result of adopting the standard is not material.  The new standard will impact amounts presented in certain categories on its consolidated statements of operations, as upon adoption, the majority of amounts currently classified as bad debt expense will be reflected as implicit price concessions, and therefore an adjustment to net revenues. Other than as described above, the standard will not have a material impact on its consolidated financial position, results of operations and cash flows.  However, there will be expanded disclosures required.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. The guidance is effective for annual and interim periods beginning after December 15, 2018, and will require application of the new guidance at the beginning of the earliest comparable period presented. Early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition. The adoption of ASU 2016-02 is expected to have a material impact on the Company’s financial statements. The Company is still evaluating the impact on its results of operations and does not expect the adoption of this standard to have an impact on liquidity.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which addresses how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2017, with early

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adoption permitted.  The adoption of  ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (230): Restricted Cash (ASU 2016-18), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The adoption of ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period. The adoption of  ASU 2016-18 is not expected to have a material impact on the Company’s consolidated financial statements.

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

(3)Certain Significant Risks and Uncertainties

Revenue Sources

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care facilities that utilize its rehabilitation therapy and other services. The Company’s inpatient services segment derives approximately 79% of its revenue from Medicare and various state Medicaid programs.  The following table depicts the Company’s inpatient services segment revenue by source for the years ended December 31, 2017, 2016 and 2015.

	Year ended December 31,
	2017	2016	2015
Medicare	23%	24%	26%
Medicaid	56%	55%	53%
Insurance	12%	11%	11%
Private and other	9%	10%	10%
Total	100%	100%	100%

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management assesses its exposure to loss on accounts at the customer level.  The greatest concentration of risk exists in the Company’s rehabilitation services business where it has over 200 distinct customers, many being chain operators with more than one location.  The four largest customers of the Company’s rehabilitation services business comprise $109.9 million, approximately 68%, of the gross outstanding contract receivables in the rehabilitation services business at December 31, 2017.  One customer, which is a related party of the Company, comprises $87.0 million, approximately 54%, of the gross outstanding contract receivables in the rehabilitation services business at December 31, 2017.  In December 2017, the Company recognized a $55.0 million charge, reducing the net receivable of this customer to $32.0 million.  This charge is included in the separately classified line item “Customer receivership and other related charges” in the consolidated statements of operations.  See Note 16 – “Related Party Transactions.”    Any further adverse events impacting the solvency of several of these large customers resulting in their insolvency or other economic distress would have a material impact on the Company.

In July 2017, a significant customer of the Company’s rehabilitation therapy services business filed for receivership.  This customer operated 65 nursing facilities in six states at the time of the filing.  The Company recorded a non-cash impairment charge to customer receivership and other related charges of $35.6 million in the year ended December 31, 2017.  In the years ended December 31, 2017, 2016 and 2015, the Company recognized revenues of $32.2 million, $39.1 million and $21.2 million, respectively, for the customer in receivership.  In the years ended December 31, 2017, 2016 and 2015, the Company recognized income from continuing operations of $4.6 million, $6.1 million and $3.5 million, respectively, for the customer in receivership.  In September 2017, another customer operating only a single skilled nursing facility filed for receivership resulting in a non-cash charge to customer receivership and other related charges of $0.3 million in the year ended December 31, 2017.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consideration over the fair value of the net assets acquired recognized as goodwill. As of the effective date of the Combination, FC-GEN’s assets and liabilities remained at their historical costs.

Because FC-GEN’s pre-transaction owners held an approximately 58% direct controlling interest in Skilled and a 74.25% economic and voting interest in the combined company, FC-GEN is considered to be the acquirer of Skilled for accounting purposes. Following the closing of the Combination, the combined results of Skilled and FC-GEN are consolidated with approximately 42% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity. The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1 to 1 basis to public shares of the Company. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares of the Company.  Since the Combination, there have been conversions of 2.9 million Class C common stock, resulting in a dilution of the direct non-controlling interest to 38.6%.

Consideration Price Allocation

The total Skilled consideration price of $348.1 million was allocated to Skilled’s net tangible and identifiable intangible assets based upon the estimated fair values at February 2, 2015.  The excess of the consideration price over the estimated fair value of the net tangible and identifiable intangible assets was recorded as goodwill.  The allocation of the consideration price to property and equipment, identifiable intangible assets and deferred income taxes was based upon valuation data and estimates.  The aggregate goodwill arising from the Combination is based upon the expected future cash flows of the Skilled operations.  Goodwill recognized from the Combination is the result of (i) the expected savings to be realized from achieving certain economies of scale and (ii) anticipated long-term improvements in Skilled’s core businesses.  The Company has estimated $79.8 million of pre-existing Skilled goodwill that is deductible for income tax purposes related to the Combination.

For the year ended December 31, 2015, the Company incurred transaction costs of $89.2 million, consisting of approximately $31.6 million of accounting, investment banking, legal and other costs associated with the transaction, management incentive compensation charges of $54.6 million, and a $3.0 million transaction advisory fee paid to an affiliate of the Company’s sponsors.  The Company also incurred $17.8 million of deferred financing fees associated with the debt financing of the Combination.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro forma information

The acquired business contributed net revenues of $832.0 million and net loss of $10.5 million to the Company for the period from February 1, 2015 to December 31, 2015.  The unaudited pro forma net effect of the Combination assuming the acquisition occurred as of January 1, 2015 is as follows (in thousands, except per share amounts):

Year ended
December 31, 2015
Revenues	$5,690,512
Loss attributable to Genesis Healthcare, Inc.	(315,329)

Loss per common share:
Basic	$(3.54)
Diluted	$(3.54)

The unaudited pro forma financial data have been derived by combining the historical financial results of the Company and the operations acquired in the Combination for the period presented. The results of operations include transaction and financing costs totaling $89.2 million incurred by both the Company and Skilled in connection with the Combination. These costs have been eliminated from the results of operations for the year ended December 31, 2015 for purposes of the pro forma financial presentation.

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

Sale of Hospice and Home Health

In March 2016, the Company signed an agreement with FC Compassus LLC, a nationwide network of community-based hospice and palliative care programs, to sell its hospice and home health operations for $84 million. Effective May 1, 2016, the Company completed the sale and received $72 million in cash and a $12 million note.  The sale resulted in a gain of $43.4 million and a derecognition of goodwill and identifiable intangible assets of $30.8 million.  The cash proceeds were used to pay down partially debt.  Through the asset purchase agreement, the Company retained certain liabilities.  See Note 21 – “Commitments and Contingencies –

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings - Creekside Hospice Litigation.”  Certain members of the Company’s board of directors indirectly beneficially hold ownership interests in FC Compassus LLC totaling less than 10% in the aggregate.

Department of Housing and Urban Development (HUD) Insured Loans

During the years ended December 31, 2017 and 2016, the Company closed on the HUD insured financing of four skilled nursing facilities for $27.8 million and 28 skilled nursing facilities for $205.3 million, respectively.  The total proceeds from the financings were used to pay down partially the real estate bridge loans.  See Note 10 – “Long-Term Debt – Real Estate Bridge Loans.”

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

On February 1, 2017, the Company divested two skilled nursing facilities located in Georgia at the expiration of their respective lease terms.  The two skilled nursing facilities had annual revenue of $10.6 million and pre-tax net loss of $0.4 million.  The Company recognized a loss of $0.7 million.

On March 14, 2017, the Company completed the divestiture of four skilled nursing facilities located in Massachusetts and were subject to a master lease agreement.  These facilities, along with two other facilities that were divested previously and subleased to a third-party operator, were sold and terminated from the master lease resulting in an annual rent credit of $1.2 million.  The master lease termination resulted in a capital lease net asset and obligation write-down of $14.9 million.  The four skilled nursing facilities had annual revenue of $26.7 million and pre-tax net income of $1.2 million. The Company recognized a loss of $1.4 million.

On April 1, 2017, the Company divested a skilled nursing facility located in Tennessee. The skilled nursing facility was subject to a master lease agreement and had annual revenue of $7.4 million and pre-tax net income of $0.5 million.  The Company recognized a loss of $0.8 million.

On April 1, 2017, the Company divested of 18 skilled nursing facilities (16 owned and 2 leased) located in Kansas, Missouri, Nebraska and Iowa.  The 18 skilled nursing facilities had annual revenue of $110.1 million, pre-tax net loss of $10.7 million and total assets of $91.6 million.  Sale proceeds of approximately $80 million, net of transaction costs, were used principally to repay the indebtedness of the skilled nursing facilities.  The Company recognized a loss of $6.5 million.  The 16 owned skilled nursing facilities qualified and were presented as assets held for sale at December 31, 2016.  One of the leased skilled nursing facilities was subleased to a new operator resulting in a loss associated with a cease to use asset of $4.1 million.

On June 1, 2017, the Company divested of one skilled nursing facility located in North Carolina. The skilled nursing facility was subject to a master lease agreement and had annual revenue of $6.4 million and pre-tax net loss of $1.0 million.  The Company recognized a loss of $0.5 million.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 10, 2017, the Company divested of one skilled nursing facility located in Colorado. The skilled nursing facility was subject to a master lease agreement and had annual revenue of $5.7 million and pre-tax net loss of $2.2 million.  The Company recognized a loss of $0.5 million.

On September 28, 2017, the Company closed one skilled nursing facility located in California. The skilled nursing facility remains subject to a master lease agreement and had annual revenue of $6.9 million and pre-tax net loss of $1.6 million.  The Company recognized a loss of $0.1 million.

On October 1, 2017, the Company divested two skilled nursing facilities located in Georgia.  The two skilled nursing facilities were subject to a master lease agreement and had annual revenue of $15.5 million and pre-tax net loss of $3.0 million.  The Company recognized a loss of $1.8 million.

On December 22, 2017, the Company completed the divestiture of five skilled nursing facilities located in California.  The Company owned the real and personal property of these five skilled nursing facilities, but leased the skilled nursing facilities to a third party operator.   These five skilled facilities had annual rental income of $4.0 million and pre-tax net income of $2.7 million.  The Company recognized a gain of $0.2 million.

The Company presents gains and losses in its consolidated statements of operations as other loss (income).  See Note 18 – “Other Loss (Income).”

Master Leases

Welltower - Second Spring

On November 1, 2016, Welltower sold the real estate of 64 facilities to Second Spring Healthcare Investments (Second Spring), a joint venture formed by affiliates of Lindsay Goldberg LLC, a private investment firm, and affiliates of Omega Healthcare Investors, Inc. (Omega).  The Company will continue to operate the facilities pursuant to its new lease with affiliates of Second Spring effective November 1, 2016 and there will be no change in the operations of these facilities.

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

Welltower - Cindat Best Years Welltower JV LLC (CBYW)

On December 23, 2016, Welltower sold the real estate of 28 additional facilities to CBYW, a joint venture among Welltower, Cindat Capital Management Ltd., and Union Life Insurance Co., Ltd. The Company will continue to operate the facilities pursuant to its new lease with affiliates of CBYW effective December 23, 2016 and there will be no change in the operations of these facilities.

The 28 facilities were included in the Company’s master lease with Welltower and had been subject to 3.4% annual escalators, which were scheduled to decrease to 2.9% annual escalators effective April 1, 2017. Under the new lease, the 28 properties’ initial annual rent is reduced by approximately 5% to $54.5 million and the annual escalators are decreased to 2.0%. The more favorable lease terms are expected to reduce the Company’s cumulative rent obligations by $143.0 million through January 2032.  As part of the transaction, the Company issued 2 five-year notes totaling $23.7 million to Welltower.  The first note is a non-convertible note for $11.7 million and has a maturity date of December 15, 2021.  The second note was a convertible note for $12.0 million and had a maturity date of December 15, 2021, but was converted into 3.0 million shares of common stock on November 13, 2017 and cancelled.  The Company recorded a gain on early extinguishment of debt of $8.9 million.  See Note 10 – “Long-Term Debt – Notes Payable.”

The new master leases from these two Welltower transactions resulted in a reduction in financing obligation of $208.9 million, a step-down in capital lease asset and obligation of $21.4 million, establishment of notes payable of $74.8 million and a gain on leased

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

facilities sold to new landlord and operating under new lease agreements of $134.1 million, which is included in other loss (income) on the consolidated statements of operations for the year ended December 31, 2016.  See Note 18 – “Other Loss (Income).”

Omega

On December 22, 2017, the Company amended its master lease agreement with Omega.  The Company received $10.0 million, which has been recorded as a capital lease obligation and is to be repaid over the term of the master lease at an initial annual rate of 9%.  In addition, the master lease term was extended four years and the Company issued Omega a stock warrant to purchase 900,000 shares of Company stock at an exercise price of $1.00 per share, exercisable beginning August 1, 2018 and ending December 31, 2022.  The master lease amendment resulted in a capital lease asset and obligation gross up of $20.3 million.

Sabra Master Leases

In December 2017, Sabra Health Care REIT, Inc. (Sabra) completed the sale of 20 of the Company’s leased assets in Kentucky, Ohio and Indiana.  The Company continues to operate these facilities with a new landlord subject to a market based master lease.  As a result of the sale, the Company recognized a $7.7 million gain on the write off of deferred lease balances related to these facilities.

In addition, the Company has entered into a definitive agreement with Sabra resulting in permanent and unconditional annual cash rent savings of $19 million effective January 1, 2018.  Sabra continues to pursue and the Company continues to support Sabra’s previously announced sale of the Company’s leased assets.  At the closing of such sales, the Company expects to enter into lease agreements with new landlords for a majority of the assets currently leased with Sabra.

Dining and Nutrition Partnership

In April 2017, the Company entered into a strategic dining and nutrition partnership to further leverage its national platforms, process expertise and technology.  The Company believes the relationship provides additional liquidity, cost efficiency and enhanced operational performance.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the numerator and denominator used in the calculation of basic net loss per common share follows (in thousands, except per share data):

	Year ended December 31,
	2017	2016	2015
Numerator:
Loss from continuing operations	$(959,172)	$(118,078)	$(525,549)
Less: Net loss attributable to noncontrolling interests	(380,222)	(54,038)	(100,573)
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(578,950)	$(64,040)	$(424,976)
(Loss) income from discontinued operations, net of taxes	(32)	27	(1,219)
Net loss attributable to Genesis Healthcare, Inc.	$(578,982)	$(64,013)	$(426,195)
Denominator:
Weighted-average shares outstanding for basic net loss per share	94,217	89,873	85,755
Basic net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(6.15)	$(0.71)	$(4.96)
(Loss) income from discontinued operations, net of taxes	(0.00)	0.00	(0.01)
Net loss attributable to Genesis Healthcare, Inc.	$(6.15)	$(0.71)	$(4.97)

A reconciliation of the numerator and denominator used in the calculation of diluted net loss per common share follows (in thousands, except per share data):

	Year ended December 31,
	2017	2016	2015
Numerator:
Loss from continuing operations	$(959,172)	$(118,078)	$(525,549)
Less: Net (loss) income attributable to noncontrolling interests	(380,222)	(54,038)	(100,573)
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(578,950)	$(64,040)	$(424,976)
(Loss) income from discontinued operations, net of taxes	(32)	27	(1,219)
Net loss attributable to Genesis Healthcare, Inc.	$(578,982)	$(64,013)	$(426,195)
Plus: Exchange of restricted stock units of noncontrolling interests	—	(61,258)	—
Net loss available to common stockholders after assumed conversions	$(578,982)	$(125,271)	$(426,195)
Denominator:
Weighted-average shares outstanding for diluted net loss per share	94,217	89,873	85,755
Effect of dilutive shares:
Exchange of restricted stock units of noncontrolling interests	—	64,340	—
Employee and director unvested restricted stock units	—	(1,681)	—
Dilutive potential common shares	—	62,659	—
Adjusted weighted-average common shares outstanding, diluted	94,217	152,532	85,755
Diluted net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(6.15)	$(0.82)	$(4.96)
(Loss) income from discontinued operations, net of taxes	(0.00)	0.00	(0.01)
Net loss attributable to Genesis Healthcare, Inc.	$(6.15)	$(0.82)	$(4.97)

The following were excluded from net loss attributable to Genesis Healthcare, Inc. and the weighted-average diluted shares computation for the years ended December 31, 2017 and 2016, as their inclusion would have been anti-dilutive (in thousands):

	Year ended December 31,
	2017		2016		2015
	Net loss		Net loss		Net loss
	attributable to		attributable to		attributable to
	Genesis	Anti-dilutive	Genesis	Anti-dilutive	Genesis	Antidilutive
	Healthcare, Inc.	shares	Healthcare, Inc.	shares	Healthcare, Inc.	shares
Exchange of restricted stock units of noncontrolling interests	$(375,883)	61,973	$—	—	$(54,761)	58,810
Employee and director unvested restricted stock units	—	887	—	1,715	—	124
Convertible note	—	—	11	74	—	—
Stock Warrants	—	25	—	—	—	—

The combined impact of the assumed conversion to common stock and the related tax implications attributable to the noncontrolling interest and the grants under the 2015 Omnibus Equity Incentive Plan, as amended (the 2015 Plan), are anti-dilutive to

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EPS because the Company is in a net loss position for the years ended December 31, 2017 and 2015.  See Note 14 – “Stock-Based Compensation.”

As of December 31, 2017, there were 61,561,393 units attributed to the noncontrolling interests outstanding.  See Note 4 – “Significant Transactions and Events – The Combination with Skilled.”  In addition to the outstanding units attributed to the noncontrolling interests, the conversion of all of those units will result in the issuance of an incremental 10,719 shares of Class A common stock

In the year ended December 31, 2016, the Company issued a debt instrument which is convertible into 3,000,000 shares of Class A common stock.  During the year ended December 31, 2017, this debt instrument was exchanged for 3,000,000 shares of the Company’s Class A common stock.  See Note 10 – “Long-Term Debt – Notes Payable.”

In the year ended December 31, 2017, the Company issued a warrant to purchase 900,000 shares of its Class A common stock at an exercise price of $1.00 per share, exercisable beginning August 1, 2018 and ending December 30, 2022.  Because the Company is in a net loss position for the year ended December 31, 2017, the impact of the assumed conversion of the warrants to common stock and the related tax implications are anti-dilutive to EPS.  See Note 4 – “Significant Transactions and Events – Master Leases – Omega.”

(6)Segment Information

The Company has three reportable operating segments: (i) inpatient services; (ii) rehabilitation therapy services; and (iii) other services. For additional information on these reportable segments see Note 1 – “General Information – Description of Business.”

A summary of the Company’s segmented revenues follows (in thousands, except percentages):

	Year ended December 31,
	2017		2016		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$4,522,738	84.1%	$4,783,117	83.4%	$(260,379)	(5.4)%
Assisted/Senior living facilities	96,109	1.8%	115,956	2.0%	(19,847)	(17.1)%
Administration of third party facilities	8,991	0.2%	10,969	0.2%	(1,978)	(18.0)%
Elimination of administrative services	(1,536)	—%	(1,406)	—%	(130)	9.2%
Inpatient services, net	4,626,302	86.1%	4,908,636	85.6%	(282,334)	(5.8)%

Rehabilitation therapy services:
Total therapy services	983,370	18.3%	1,070,314	18.7%	(86,944)	(8.1)%
Elimination intersegment rehabilitation therapy services	(379,764)	(7.1)%	(408,687)	(7.1)%	28,923	(7.1)%
Third party rehabilitation therapy services	603,606	11.2%	661,627	11.6%	(58,021)	(8.8)%

Other services:
Total other services	178,573	3.3%	185,521	3.2%	(6,948)	(3.7)%
Elimination intersegment other services	(34,741)	(0.6)%	(23,354)	(0.4)%	(11,387)	48.8%
Third party other services	143,832	2.7%	162,167	2.8%	(18,335)	(11.3)%

Net revenues	$5,373,740	100.0%	$5,732,430	100.0%	$(358,690)	(6.3)%

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2016		2015		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$4,783,117	83.4%	$4,597,671	81.7%	$185,446	4.0%
Assisted/Senior living facilities	115,956	2.0%	143,321	2.6%	(27,365)	(19.1)%
Administration of third party facilities	10,969	0.2%	9,488	0.2%	1,481	15.6%
Elimination of administrative services	(1,406)	—%	(1,800)	—%	394	(21.9)%
Inpatient services, net	4,908,636	85.6%	4,748,680	84.5%	159,956	3.4%

Rehabilitation therapy services:
Total therapy services	1,070,314	18.7%	1,099,130	19.6%	(28,816)	(2.6)%
Elimination intersegment rehabilitation therapy services	(408,687)	(7.1)%	(429,828)	(7.6)%	21,141	(4.9)%
Third party rehabilitation therapy services	661,627	11.6%	669,302	11.9%	(7,675)	(1.1)%

Other services:
Total other services	185,521	3.2%	240,350	4.3%	(54,829)	(22.8)%
Elimination intersegment other services	(23,354)	(0.4)%	(39,108)	(0.7)%	15,754	(40.3)%
Third party other services	162,167	2.8%	201,242	3.6%	(39,075)	(19.4)%

Net revenues	$5,732,430	100.0%	$5,619,224	100.0%	$113,206	2.0%

A summary of the Company’s condensed consolidated statement of operations follows (in thousands):

	Year ended December 31, 2017
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$4,627,838	$983,370	$178,073	$500	$(416,041)	$5,373,740
Salaries, wages and benefits	2,098,249	823,668	114,951	—	—	3,036,868
Other operating expenses	1,765,752	74,683	59,999	—	(416,040)	1,484,394
General and administrative costs	—	—	—	170,029	—	170,029
Provision for losses on accounts receivable	84,349	13,232	1,139	(2,311)	—	96,409
Lease expense	144,554	—	1,211	1,760	—	147,525
Depreciation and amortization expense	223,443	14,711	675	16,957	—	255,786
Interest expense	415,162	56	37	84,127	—	499,382
Gain on early extinguishment of debt	—	—	—	(6,566)	—	(6,566)
Investment income	—	—	—	(5,328)	—	(5,328)
Other loss (income)	7,802	732	180	(241)	—	8,473
Transaction costs	—	—	—	14,325	—	14,325
Customer receivership and other related charges	—	90,864	—	—	—	90,864
Long-lived asset impairments	189,494	1,881	—	—	—	191,375
Goodwill and identifiable intangible asset impairments	360,046	—	—	—	—	360,046
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(2,183)	1,940	(243)
(Loss) income before income tax benefit	(661,013)	(36,457)	(119)	(270,069)	(1,941)	(969,599)
Income tax benefit	—	—	—	(10,427)	—	(10,427)
(Loss) income from continuing operations	$(661,013)	$(36,457)	$(119)	$(259,642)	$(1,941)	$(959,172)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2016
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$4,910,042	$1,070,314	$184,775	$746	$(433,447)	$5,732,430
Salaries, wages and benefits	2,342,362	901,578	125,773	—	—	3,369,713
Other operating expenses	1,720,199	79,056	47,831	—	(433,447)	1,413,639
General and administrative costs	—	—	—	186,062	—	186,062
Provision for losses on accounts receivable	89,838	16,905	1,260	(188)	—	107,815
Lease expense	142,717	89	1,490	1,948	—	146,244
Depreciation and amortization expense	223,007	12,288	970	18,194	—	254,459
Interest expense	434,938	57	39	93,510	—	528,544
Loss on early extinguishment of debt	—	—	—	16,290	—	16,290
Investment income	—	—	—	(3,018)	—	(3,018)
Other (income) loss	(204,977)	(1,112)	(43,231)	42,250	—	(207,070)
Transaction costs	—	—	—	7,928	—	7,928
Long-lived asset impairments	32,110	—	—	—	—	32,110
Goodwill and identifiable intangible asset impairments	3,321	—	—	—	—	3,321
Skilled Healthcare and other loss contingency expense	—	—	—	15,192	—	15,192
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(5,452)	2,166	(3,286)
Income (loss) before income tax benefit	126,527	61,453	50,643	(371,970)	(2,166)	(135,513)
Income tax benefit	—	—	—	(17,435)	—	(17,435)
Income (loss) from continuing operations	$126,527	$61,453	$50,643	$(354,535)	$(2,166)	$(118,078)

	Year ended December 31, 2015
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$4,750,480	$1,099,130	$238,585	$1,765	$(470,736)	$5,619,224
Salaries, wages and benefits	2,248,197	898,226	143,397	—	—	3,289,820
Other operating expenses	1,684,487	74,210	70,770	—	(470,484)	1,358,983
General and administrative costs	—	—	—	175,889	—	175,889
Provision for losses on accounts receivable	80,998	17,604	2,704	(785)	—	100,521
Lease expense	146,329	106	2,316	1,779	(254)	150,276
Depreciation and amortization expense	206,026	12,931	1,227	17,433	—	237,617
Interest expense	423,393	31	40	84,635	(290)	507,809
Loss on early extinguishment of debt	—	—	—	130	—	130
Investment (income) loss	—	—	—	(1,967)	290	(1,677)
Other loss (income)	1,165	—	—	(2,565)	—	(1,400)
Transaction costs	—	—	—	96,374	—	96,374
Long-lived asset impairments	26,768	—	—	—	—	26,768
Goodwill and identifiable intangible asset impairments	1,778	—	—	—	—	1,778
Skilled Healthcare and other loss contingency expense	—	—	—	31,500	—	31,500
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(3,931)	1,792	(2,139)
(Loss) income before income tax expense	(68,661)	96,022	18,131	(396,727)	(1,790)	(353,025)
Income tax expense	—	—	—	172,524	—	172,524
(Loss) income from continuing operations	$(68,661)	$96,022	$18,131	$(569,251)	$(1,790)	$(525,549)

The following table presents the segment assets as of December 31, 2017 compared to December 31, 2016 (in thousands):

	December 31, 2017	December 31, 2016
Inpatient services	$4,303,370	$5,194,811
Rehabilitation therapy services	351,711	454,723
Other services	50,127	67,348
Corporate and eliminations	82,657	62,319
Total assets	$4,787,865	$5,779,201

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents segment goodwill as of December 31, 2017 compared to December 31, 2016 (in thousands):

	December 31, 2017	December 31, 2016
Inpatient services	$—	$355,070
Rehabilitation therapy services	73,814	73,814
Other services	11,828	11,828
Total goodwill	$85,642	$440,712

With the sale of the Company’s hospice and home health operations effective May 1, 2016, the Company derecognized goodwill of $27.4 million.  See Note 4 – “Significant Transactions and Events – Sale of Hospice and Home Health.”

The Company conducted its annual goodwill impairment analysis as of September 30, 2017, resulting in an impairment charge of $351.5 million in the inpatient services segment.  See Note 19 – “Asset Impairment Charges – Goodwill.”  The divestiture of nine of the Company’s skilled nursing facilities and planned divestitures of seven other skilled nursing facilities resulted in a derecognition of goodwill during the year ended December 31, 2017, of $3.6 million in its inpatient services segment.  See Note 4 – “Significant Transactions and Events – Divestiture of Non-Strategic Facilities and Investments.”

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

Restricted cash and investments in marketable securities at December 31, 2017 consist of the following (in thousands):

			Unrealized losses
	Amortized	Unrealized	Less than	Greater than
	cost	gains	12 months	12 months	Fair value
Restricted cash and equivalents:
Cash	$4,103	$—	$—	$—	$4,103
Money market funds	10	—	—	—	10
Restricted investments in marketable securities:
Mortgage/government backed securities	7,956	—	—	(108)	7,848
Corporate bonds	52,528	26	(106)	(123)	52,325
Government bonds	65,842	509	(86)	(322)	65,943
	$130,439	$535	$(192)	$(553)	130,229
Less: Current portion of restricted investments					(37,128)
Long-term restricted investments					$93,101

Restricted cash and investments in marketable securities at December 31, 2016 consist of the following (in thousands):

			Unrealized losses
	Amortized	Unrealized	Less than	Greater than
	cost	gains	12 months	12 months	Fair value
Restricted cash and equivalents:
Cash	$11,515	$—	$—	$—	$11,515
Money market funds	537	—	—	—	537
Restricted investments in marketable securities:
Mortgage/government backed securities	16,947	9	(16)	(96)	16,844
Corporate bonds	65,563	68	(43)	(283)	65,305
Government bonds	61,399	699	(60)	(213)	61,825
	$155,961	$776	$(119)	$(592)	156,026
Less: Current portion of restricted investments					(43,555)
Long-term restricted investments					$112,471

Maturities of restricted investments yielded proceeds of $43.8 million, $38.6 million and $26.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales of investments yielded proceeds of $26.0 million, $34.1 million and $15.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Associated gross realized gain and (loss) for the year ended December 31, 2017 were $0.5 million and $(0.7) million, respectively.  Associated gross realized gain and (loss) for the year ended December 31, 2016 were $0.5 million and $(0.9) million, respectively.  Associated gross realized gain and (loss) for the year ended December 31, 2015 were $0.1 million and $(0.8) million, respectively.

The majority of the Company’s investments are investment grade government and corporate debt securities that have maturities of five years or less, and the Company has both the ability and intent to hold the investments until maturity.

Restricted investments in marketable securities held at December 31, 2017 mature as follows (in thousands):

	Amortized	Fair
	cost	value
Due in one year or less	$48,462	$48,673
Due after 1 year through 5 years	75,014	74,567
Due after 5 years through 10 years	—	—
Due after 10 years	2,850	2,876
	$126,326	$126,116

Actual maturities may differ from stated maturities because borrowers may have the right to call or prepay certain obligations and may exercise that right with or without prepayment penalties.

The Company has issued letters of credit totaling $114.3 million at December 31, 2017 to its third party administrators and the Company’s excess insurance carriers.  Restricted cash of $1.6 million and restricted investments with an amortized cost of $125.2 million and a market value of $125.0 million are pledged as security for these letters of credit as of December 31, 2017.

(8)Property and Equipment

Property and equipment consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Land, buildings and improvements	$591,022	$673,092
Capital lease land, buildings and improvements	752,657	818,273
Financing obligation land, buildings and improvements	2,525,551	2,584,178
Equipment, furniture and fixtures	453,230	447,767
Construction in progress	30,294	49,859
Gross property and equipment	4,352,754	4,573,169
Less: accumulated depreciation	(939,155)	(807,776)
Net property and equipment	$3,413,599	$3,765,393

For the years ended December 31, 2017 and 2016, the Company recognized long-lived impairment charges of $191.4 million and $32.1 million, respectively.  See Note 19 – “Asset Impairment Charges – Long-Lived Assets with a Definite Useful Life.”

In the year ended December 31, 2017, the Company had multiple amendments to one of its master lease agreements.  The first amendment resulted in a net capital lease asset write-down of $14.9 million.  See Note 4 – “Significant Transactions and Events – Divestiture of Non-Strategic Facilities and Investments.”  The write-down consisted of $55.6 million of gross capital lease asset included in the line description “Capital lease land, buildings and improvements” offset by $40.7 million of accumulated depreciation.  The second amendment resulted in a capital lease asset write-up of $20.3 million.  See Note 4 – “Significant Transactions and Events – Master Leases.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)Goodwill and Identifiable Intangible Assets

The changes in the carrying value of goodwill are as follows (in thousands):

	Inpatient	Rehabilitation Therapy Services	Other Services	Consolidated
Balance at January 1, 2016	$357,649	$73,098	$39,272	$470,019
Acquisition from Revera	3,354	—	—	3,354
Other additions	—	716	—	716
Goodwill associated with assets held for sale	(5,933)	—	—	(5,933)
Sale of hospice and home health	—	—	(27,444)	(27,444)
Balance at December 31, 2016
Goodwill	355,070	73,814	11,828	440,712
Accumulated impairment losses	—	—	—	—
	$355,070	$73,814	$11,828	$440,712
Goodwill associated with divestitures	(3,600)	—	—	(3,600)
Balance at December 31, 2017
Goodwill	351,470	73,814	11,828	437,112
Accumulated impairment losses	(351,470)	—	—	(351,470)
	$—	$73,814	$11,828	$85,642

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.

For the year ended December 31, 2017, the Company recognized goodwill impairment charges of $351.5 million in its inpatient segment.  See Note 19 – “Asset Impairment Charges - Goodwill.”

Identifiable intangible assets consist of the following at December 31, 2017 and 2016 (in thousands):

	December 31, 2017	Weighted Average Remaining Life (Years)
Customer relationship assets, net of accumulated amortization of $55,285	$57,548	8
Favorable leases, net of accumulated amortization of $33,051	34,872	10
Trade names	50,556	Indefinite
Identifiable intangible assets	$142,976

	December 31, 2016	Weighted Average Remaining Life (Years)
Customer relationship assets, net of accumulated amortization of $43,862	$67,348	9
Management contracts, net of accumulated amortization of $17,872	14,651	2
Favorable leases, net of accumulated amortization of $29,421	43,011	10
Trade names	50,556	Indefinite
Identifiable intangible assets	$175,566

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Amortization expense related to customer relationship assets, which is included in depreciation and amortization expense, for the years ended December 31, 2017, 2016 and 2015 was $10.3 million, $10.3 million and $10.3 million, respectively.

Amortization expense related to management contracts, which is included in depreciation and amortization expense, for the years ended December 31, 2017, 2016 and 2015 was $6.8 million, $9.0 million and $8.1 million, respectively.

Amortization expense related to favorable leases, which is included in lease expense, for the years ended December 31, 2017, 2016 and 2015 was $6.9 million, $8.1 million and $8.4 million, respectively.

Based upon amounts recorded at December 31, 2017, total estimated amortization expense of identifiable intangible assets will be $16.7 million in 2018, $16.5 million in 2019, $11.1 million in 2020, $10.3 million in 2021, and $6.8 million in 2022 and $31.0 million, thereafter.

Asset impairment charges for year ended December 31, 2017, totaled $8.5 million.  The Company recorded a $7.3 million impairment of its management contract assets related to the expiration of and lack of a sustained, state sponsored replacement program for the Texas Minimum Payment Amount Program (MPAP).  The impairment is included in goodwill and identifiable intangible asset impairments on the consolidated statements of operations.  See Note 19 – “Asset Impairment Charges - Identifiable Intangible Assets with a Definite Useful Life – Management Contracts.”  The remaining $1.2 million pertains to the impairment on favorable lease assets associated with the underperforming properties.  The impairment is included in goodwill and identifiable intangible asset impairments on the consolidated statements of operations. See Note 19 – “Asset Impairment Charges – Identifiable Intangible Assets with a Definite Useful Life – Favorable Leases.”  For the years ended December 31, 2016 and 2015, the Company recorded asset impairment charges on favorable lease assets associated with the write-down of underperforming properties of $3.3 million and $1.8 million, respectively.  See Note 19 – “Asset Impairment Charges – Long-Lived Assets with a Definite Useful Life.”

(10)Long-Term Debt

Long-term debt at December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Revolving credit facilities, net of debt issuance costs of $10,109 and $9,220 at December 31, 2017 and December 31, 2016, respectively	$303,091	$383,630
Term loan agreement, net of debt issuance costs of $3,020 and $3,859 at December 31, 2017 and December 31, 2016, respectively	120,706	116,174
Real estate bridge loans, net of debt issuance costs of $3,486 and $4,400 at December 31, 2017 and December 31, 2016, respectively	281,039	313,549
HUD insured loans, net of debt issuance costs of $5,590 and $4,773 at December 31, 2017 and December 31, 2016, respectively	263,827	241,570
Notes payable, net of convertible debt discount of $0 and $990 at December 31, 2017 and December 31, 2016, respectively	68,122	73,829
Mortgages and other secured debt (recourse)	12,536	13,235
Mortgages and other secured debt (non-recourse), net of debt issuance costs of $99 and $131 at December 31, 2017 and December 31, 2016, respectively	27,978	29,157
	1,077,299	1,171,144
Less: Current installments of long-term debt	(26,962)	(24,594)
Long-term debt	$1,050,337	$1,146,550

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revolving Credit Facilities

The Company’s revolving credit facilities, as amended, (the Revolving Credit Facilities) consist of a senior secured, asset-based revolving credit facility of up to $525 million under two separate tranches:  Tranche A-1 and HUD Tranche.  On December 21, 2017, a third tranche, Tranche A-2, was eliminated from the Revolving Credit Facilities resulting in no overall reduction in combined commitment availability.  The Revolving Credit Facilities mature on February 2, 2020.  Interest accrues at a per annum rate equal to either (x) a base rate (calculated as the highest of the (i) prime rate, (ii) the federal funds rate plus 3.00%, or (iii) LIBOR plus the excess of the applicable margin between LIBOR loans and base rate loans) plus an applicable margin or (y) LIBOR plus an applicable margin.  The applicable margin is based on the level of commitments for both tranches, and in regards to LIBOR loans (i) for Tranche A-1 ranges from 3.00% to 3.50%; and (ii) for HUD Tranche ranges from 3.00% to 3.50%.  The applicable margin is based on the level of commitments for both tranches, and in regards to base rate loans (i) for Tranche A-1 ranges from 2.00% to 2.50%, and (ii) for HUD Tranche ranges from 2.00% to 2.50%.

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

Borrowings and interest rates under the two tranches were as follows at December 31, 2017:

			Weighted
			Average
Revolving Credit Facilities	Commitment	Borrowings	Interest
Tranche A-1	$485,000	$292,800	5.34%
HUD tranche	40,000	20,400	4.82%
	$525,000	$313,200	5.31%

As of December 31, 2017, the Company had a total borrowing base capacity of $438.7 million with outstanding borrowings under the Revolving Credit Facilities of $313.2 million and had $54.8 million of drawn letters of credit securing insurance and lease obligations, leaving the Company with approximately $70.7 million of available borrowing capacity under the Revolving Credit Facilities.

The Revolving Credit Facilities were refinanced and satisfied in full on March 6, 2018.  See Note 24 – “Subsequent Events – Restructuring Transactions – New Asset Based Lending Facilities.”

Term Loan Agreement

The Company and certain of its affiliates, including FC-GEN Operations Investment, LLC (the Borrower) are party to a four-year term loan agreement (the Term Loan Agreement) with an affiliate of Welltower Inc. (Welltower) and an affiliate of Omega.  The Term Loan Agreement provides for term loans (the Term Loans) in the aggregate principal amount of $120.0 million, with scheduled annual amortization of 2.5% of the initial principal balance in years one, two and three, and 5.0% in year four.  The Term Loan Agreement has a maturity date of July 29, 2020.  Borrowings under the Term Loan Agreement bear interest at a rate equal to a LIBOR rate (subject to a floor of 1.00%) or an ABR rate (subject to a floor of 2.0%), plus in each case a specified applicable margin.   The initial applicable margin for LIBOR loans is 13.0% per annum and the initial applicable margin for ABR rate loans is 12.0% per annum.  At the Company’s election, with respect to either LIBOR or ABR rate loans, up to 2.0% of the interest may be paid either in cash or paid-in-kind.  The applicable interest rate on this loan was 14.6% as of December 31, 2017, with 2.0% of the interest to be paid-in-kind.  Beginning November 1, 2017 and ending February 15, 2018, all monthly payments of interest and principal due on the Term Loans will

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not be due and payable currently but will accrue and be added to the principal balance.  As of December 31, 2017, the Term Loans had an outstanding principal balance of $123.7 million.

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

The Term Loan Agreement contains financial, affirmative and negative covenants, and events of default that are customary for debt securities of this type.  Financial covenants include four maintenance covenants which require the Company to maintain a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures.  The most restrictive financial covenant is the maximum leverage ratio which requires the Company to maintain a leverage ratio, as defined therein, of no more than 7.25 to 1.0 through December 31, 2017 and stepping down over the course of the loan to 6.5 to 1.0 beginning in 2020.

The Term Loan Agreement was amended on March 6, 2018.  See Note 24 – “Subsequent Events – Restructuring Transactions – Term Loan Agreement.”

Real Estate Bridge Loans

The Company is party to four separate real estate bridge loan agreements with Welltower (Welltower Bridge Loans).  The Welltower Bridge Loans have an effective date of October 1, 2016 and are the result of the combination of two real estate bridge loans executed in 2015 upon the Company’s separate acquisitions of the real property of 87 skilled nursing and senior/assisted living facilities.  Each Welltower Bridge Loan has a maturity date of January 1, 2022 and a 10.0% interest rate that increases annually by 0.25% beginning January 1, 2018.  At December 31, 2017, the Welltower Bridge Loans are secured by a mortgage lien on the real property of the 33 remaining facilities subject to the loans and a second lien on certain receivables of the operators of 19 of the facilities.  Beginning November 1, 2017 and ending February 15, 2018, all monthly payments of interest due on the Welltower Bridge Loans will not be due and payable currently but will accrue and be added to the principal balance.  The Welltower Bridge Loans have an outstanding principal balance of $274.6 million at December 31, 2017.  One of the Welltower Bridge Loans includes the debt associated with three skilled nursing facilities that were reclassified as assets held for sale in the consolidated balance sheets at December 31, 2016. This Welltower Bridge Loan had a principal balance of $9.0 million and was fully retired on April 1, 2017 with the sale of these three skilled nursing facilities.  See Note 20 – “Assets Held for Sale and Discontinued Operations.”  During the year ended December 31, 2017, the Welltower Bridge Loans were paid down $49.6 million, $20.0 million for the sale of eight skilled nursing facilities and $29.6 million for the refinancing of bridge loan debt of four skilled nursing facilities with HUD insured loans.  During the year ended December 31, 2016, the Welltower Bridge Loans were paid down $214.0 million, $56.0 million for the sale of 19 skilled and senior/assisted living facilities and $158.0 million for the refinancing of bridge loan debt of 23 skilled nursing facilities with HUD insured loans.

The Welltower Bridge Loans were amended on February 21, 2018.  See Note 24 – “Subsequent Events – Restructuring Transactions – Welltower Bridge Loans Amendment.”

On April 1, 2016, the Company acquired one skilled nursing facility and entered into a $9.9 million real estate bridge loan (Other Real Estate Bridge Loan.)  The Other Real Estate Bridge Loan has a term of three years and accrues interest at a rate equal to LIBOR plus a margin of 4.00%. The Other Real Estate Bridge Loan bore interest of approximately 5.56% at December 31, 2017 and is subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and/or refinance of the underlying facility such net proceeds are required to be used to pay down the outstanding principal balance of the Other Real Estate Bridge Loan.  The Other Real Estate Bridge Loan has an outstanding principal balance of $9.9 million at December 31, 2017.

In the year ended December 31, 2016, one real estate bridge loan for $44 million was retired with the refinancing of five skilled nursing facilities with HUD insured loans.  See Note 4 – “Significant Transactions and Events - HUD Insured Loans.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HUD Insured Loans

As of December 31, 2017, the Company has 30 skilled nursing facility loans insured by HUD. The HUD insured loans have a combined aggregate principal balance of $269.4 million, which includes a $13.6 million debt premium established in purchase accounting in connection with the Combination.  The Company assumed 11 of these HUD loans in 2015 acquisitions, including the Combination. The HUD insured loans have an original amortization term of 30 to 35 years. Beginning in 2016, the Company began refinancing efforts converting debt subject to real estate bridge loans to HUD insured loans.  During the years ended December 31, 2017 and 2016, four skilled nursing facilities and 28 skilled nursing facilities were financed with HUD insured loans for $27.8 million and $205.3 million, respectively.  See Note 4 – “Significant Transactions and Events - HUD Insured Loans.”

The HUD insured loans have an average remaining term of 30 years with fixed interest rates ranging from 3.0% to 4.2% and a weighted average interest rate of 3.5%. Depending on the mortgage agreement, prepayments are generally allowed only after 12 months from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required. Any further HUD insured loans will require additional HUD approval.

All HUD insured loans are non-recourse loans to the Company. All loans are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of December 31, 2017, the Company has total escrow reserve funds of $19.9 million with the loan servicer that are reported within prepaid expenses.

The HUD loans of 13 skilled nursing facilities were reclassified as assets held for sale in the consolidated balance sheets at December 31, 2016. These 13 skilled nursing facilities had an aggregate principal balance of $63.4 million and were sold on April 1, 2017.  See Note 20 – “Assets Held for Sale and Discontinued Operations.”

Notes Payable

In connection with Welltower’s sale of 64 skilled nursing facilities to Second Spring on November 1, 2016, the Company issued a note totaling $51.2 million to Welltower.  The note accrues cash interest at 3% and paid-in-kind interest at 7%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every May 1 and November 1.  The note matures on October 30, 2020.  The note has an outstanding balance of $55.5 million at December 31, 2017.

In connection with Welltower’s sale of 28 skilled nursing facilities to CBYW on December 23, 2016, the Company issued two notes totaling $23.7 million to Welltower.  The first note has an initial principal balance of $11.7 million and accrues cash interest at 3% and paid-in-kind interest at 7%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every June 15 and December 15.  The note matures on December 15, 2021.  The note has an outstanding accreted principal balance of $12.7 million at December 31, 2017.  The second note had an initial principal balance of $12.0 million and accrued cash interest at 3% and paid-in-kind interest at 3%.  Cash interest was paid and paid-in-kind interest accreted the principal amount semi-annually every June 15 and December 15.  The second note was converted into 3.0 million shares of common stock on November 13, 2017 and cancelled.  The Company recorded a gain on early extinguishment of debt of $8.9 million.   See Note 4 – “Significant Transactions and Events – Master Leases.”

Beginning November 1, 2017 and ending February 15, 2018, all monthly payments of interest and principal due on the Notes Payable will not be due and payable currently but will accrue and be added to the principal balance.

Other Debt

Mortgages and other secured debt (recourse). The Company carries mortgage loans and notes payable on certain of its corporate office buildings and other acquired assets.  The loans are secured by the underlying real property and have fixed or variable rates of interest ranging from 3.1% to 6.0% at December 31, 2017, with maturity dates ranging from 2018 to 2020.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgages and other secured debt (non-recourse). Loans are carried by certain of the Company’s consolidated joint ventures.  The loans consist principally of revenue bonds and secured bank loans.  Loans are secured by the underlying real and personal property of individual facilities and have fixed or variable rates of interest ranging from 2.5% to 22.2% at December 31, 2017, with maturity dates ranging from 2018 to 2034.  Loans are labeled “non-recourse” because neither the Company nor any of its wholly owned subsidiaries is obligated to perform under the respective loan agreements.

Debt Covenants

The Term Loan Agreement and the Welltower Bridge Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, and maximum capital expenditures.  At December 31, 2017, the Company was in compliance with its financial covenants contained in the Credit Facilities.

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

The maturity of total debt of $1.1 billion, excluding debt issuance costs and other non-cash debt discounts and premiums, at December 31, 2017 is as follows (in thousands):

Twelve months ended December 31,
2018	$27,717
2019	18,282
2020	497,810
2021	18,916
2022	281,104
Thereafter	240,564
Total debt maturity	$1,084,393

The impact of the Restructuring Transactions are not reflected in the maturity of debt presented as of December 31, 2017.  See Note 24 – “Subsequent Events – Restructuring Transactions.”

(11)Leases and Lease Commitments

The Company leases certain facilities under capital and operating leases.  Future minimum payments for the next five years and thereafter under such leases at December 31, 2017 are as follows (in thousands):

Twelve months ended December 31,	Capital Leases	Operating Leases
2018	$91,660	$121,886
2019	94,419	118,714
2020	93,909	118,703
2021	96,070	113,156
2022	98,302	89,368
Thereafter	3,446,959	248,212
Total future minimum lease payments	3,921,319	$810,039
Less amount representing interest	(2,893,453)
Capital lease obligation	1,027,866
Less current portion	(2,511)
Long-term capital lease obligation	$1,025,355

The impact of the Restructuring Transactions are not reflected in the future minimum payments presented as of December 31, 2017.  See Note 24 – “Subsequent Events – Restructuring Transactions.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Lease Obligations

The capital lease obligations represent the present value of minimum lease payments under such capital lease and cease use arrangements and bear a weighted average imputed interest rates of 10.0% at December 31, 2017, and mature at dates ranging from 2026 to 2051.

Deferred Lease Balances

At December 31, 2017 and 2016, the Company had $34.9 million and $43.0 million, respectively, of favorable leases net of accumulated amortization, included in identifiable intangible assets, and $15.5 million and $28.8 million, respectively, of unfavorable leases net of accumulated amortization included in other long-term liabilities on the consolidated balance sheets.  Favorable and unfavorable lease assets and liabilities, respectively, arise through the acquisition of leases in place which requires those contracts be recorded at their then fair value.  The fair value of a lease is determined through a comparison of the actual rental rate with rental rates prevalent for similar assets in similar markets.  A favorable lease asset to the Company represents a rental stream that is below market, and conversely an unfavorable lease is one with cost above market rates.  These assets and liabilities amortize as lease expense over the remaining term of the respective leases on a straight-line basis.  At December 31, 2017 and 2016, the Company had $28.7 million and $31.6 million, respectively, of deferred straight-line rent balances included in other long-term liabilities on the consolidated balance sheets.

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

The Company has master lease agreements with Welltower, Sabra and Omega (collectively, the Master Lease Agreements).  The Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity.  At December 31, 2017, the Company is in compliance with the financial covenants contained in the Master Lease Agreements.

The Company has a master lease agreement with Second Spring involving 64 of its facilities.  The Company did not meet a financial covenant contained in this master lease agreement at December 31, 2017.  The Company received a waiver for this covenant through December 31, 2017 and an agreement to waive this covenant under certain conditions through March 31, 2019.

The Company has a master lease agreement with CBYW involving 28 of its facilities.  The Company did not meet certain financial covenants contained in this master lease agreement at December 31, 2017.  The Company received a waiver for these covenant breaches through October 24, 2019.

At December 31, 2017, the Company did not meet certain financial covenants contained in four leases related to 33 of its facilities.  These leases were not included in the Restructuring Transactions. See Note 24 – “Subsequent Events – Restructuring Transactions.”  The Company is and expects to continue to be current in the timely payment of its obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of the Company’s other loan or lease agreements.  The Company will continue to work with the related credit parties to amend such leases and the related financial covenants.  The Company does not believe the breach of such financial covenants at December 31, 2017 will have a material adverse impact on it.  The Company has been afforded certain cure rights to such defaults by posting collateral in the form of additional letters of credit or security deposit.

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

(12)Financing Obligations

Financing obligations represent the present value of minimum lease payments under such lease arrangements and bear a weighted average imputed interest rate of 10.6% at December 31, 2017, and mature at dates ranging from 2021 to 2043.

Future minimum payments for the next five years and thereafter under leases classified as financing obligations at December 31, 2017 are as follows (in thousands):

Twelve months ended December 31,
2018	$277,492
2019	283,715
2020	290,463
2021	295,822
2022	294,900
Thereafter	7,884,986
Total future minimum lease payments	9,327,378
Less amount representing interest	(6,396,017)
Financing obligations	$2,931,361
Less current portion	(1,878)
Long-term financing obligations	$2,929,483

The impact of the Restructuring Transactions are not reflected in the future minimum payments presented as of December 31, 2017.  See Note 24 – “Subsequent Events – Restructuring Transactions.”

The Company entered into two new master lease agreements in the fourth quarter of 2016, which resulted in a reduction in financing obligation of $208.9 million.  See Note 4 – “Significant Transactions and Events – Master Leases.”

(13)Stockholders’ Deficit

The total number of shares of all classes of stock that the Company shall have authority to issue is 1,200,000,000 consisting of:

•	1,000,000,000 shares of Class A common stock, par value $0.001 per share, of which 97,100,738 shares and 75,187,388 shares were issued at December 31, 2017 and 2016, respectively;
•	20,000,000 shares of Class B common stock, par value $0.001 per share, of which 744,396 shares and 15,495,019 shares were issued at December 31, 2017 and 2016, respectively;
•	150,000,000 shares of Class C common stock, par value $0.001 per share, of which 61,561,393 shares and 63,849,380 shares were issued at December 31, 2017 and 2016, respectively; and
•	30,000,000 shares of Preferred Stock, par value $0.001 per share, of which 0 shares were issued at December 31, 2017 and 2016, respectively.

Capital Transactions with Stockholders and Noncontrolling Interests

During the years ended December 31, 2017, 2016 and 2015, the Company distributed $0.4 million, $0.2 million and $7.0 million, respectively, to the stockholders and noncontrolling interests.  These distributions represent tax payments made by the Company on the behalf of FC-GEN members.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)Stock-Based Compensation

The Company provides stock-based compensation to attract and retain employees while also aligning employees’ interests with the interests of its shareholders.  The 2015 Plan, which is shareholder-approved, permits the grant of various cash-based and equity-based awards to selected employees, directors, independent contractors and consultants of the Company.  The 2015 Plan permits the grant of up to 24.4 million shares of Class A common stock, subject to certain adjustments and limitations.

Stock-based compensation expense is comprised of restricted stock units, which are based on estimated fair value, made to certain employees and directors. For the years ended December 31, 2016 and 2015, the Company estimated forfeiture rates at grant date based on historical experience and adjusted in subsequent periods for differences in actual forfeitures from those estimates. For the year ended December 31, 2017, the Company accounts for forfeitures when they occur.

Restricted Stock Units

The Company grants restricted stock units under the 2015 Plan.  Each unit represents an obligation to deliver to the holder one share of the Company’s Class A common stock upon vesting.  Certain of these units are subject to time-based vesting criteria (Time-based) and generally vest in equal installments over three years on the anniversary of the grant date. The fair value of such units is measured at the market price of the Company’s stock on the date of the grant.  Other restricted stock units are subject to both time-based and market-based vesting criteria (Time and Market-based).  Such units generally vest on the third anniversary of the grant date, but only if and to the extent that the Company’s share price meets specified target prices. The fair value of such units is measured using the Monte-Carlo simulation model, which incorporates into the fair value determination the possibility that the target share prices may not be met. Stock-based compensation related to these units is recognized regardless of whether the market-based vesting condition is satisfied, provided that the requisite service has been provided.

The Company’s Monte-Carlo fair value assumptions are as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Expected term, in years	1.2	1.6	1.2
Risk-free interest rate	1.5%	1.0%	1.0%
Volatility	65%	60%	45% - 55%
Dividends	N/A	N/A	N/A

A summary of the Company’s non-vested restricted stock units, which includes units subject to Time-based vesting criteria and units subject to both Time and Market-based vesting criteria, as of and for the year ended December 31, 2017 is shown below (number of units in thousands):

	Number of Units		Weighted-Average Grant Date Fair Value
	Time-based	Time and Market-based	Time-based	Time and Market-based
Non-vested balance at January 1, 2017	4,619	3,706	$3.25	$1.84
Granted	2,281	1,563	1.70	1.12
Vested	(2,018)	—	3.43	—
Forfeited	(198)	(287)	3.42	2.11
Non-vested balance at December 31, 2017	4,684	4,982	$2.41	$1.60

For the years ended December 31, 2016 and 2015, the weighted-average grant date fair value of Time-based units granted was $1.67 and $6.01, respectively.  For the years ended December 31, 2016 and 2015, the weighted-average grant date fair value of Time and Market-based units granted was $0.81 and $3.34, respectively.  As of December 31, 2017, there was approximately $14.6 million of unrecognized stock-based compensation expense related to unvested stock-based compensation, which is expected to be recognized over a weighted average term of 1.2 years.  During the years ended December 31, 2017, 2016 and 2015, the fair value of stock-based compensation that vested was $3.4 million, $2.2 million and less than $0.1 million, respectively.  At December 31, 2017, 12.7 million shares of the Company’s Class A common stock are available for delivery under the 2015 Plan.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense related to restricted stock units included in general and administrative costs was $9.6 million,  $8.4 million and $4.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The income tax benefit for stock-based compensation expense was $3.1 million, $2.2 million, and $0 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Internal Revenue Code (IRC) imposes limitations on a corporation’s ability to utilize federal tax attributes (such as net unrealized built-in-deductions), including federal income tax credits, in the event of an “ownership change.”  States may impose similar limitations.  In general terms, an ownership change may result from transactions increasing the ownership of certain shareholders in the stock of a corporation by more than 50 percentage points over a three year period.  The Combination generated such an ownership change.  The Skilled Companies were treated as being purchased for accounting and tax purposes.  As a result of the Combination, the tax bases of its assets and attributes such as net operating losses and tax credit carryforwards were carried over and subject to the provisions of IRC Sec. 382.

Following the Combination and as of December 31, 2017, the Company now effectively owns 61.4% of FC-GEN, an entity taxed as a partnership for U.S. income tax purposes.  This is the Company’s only source of taxable income.  The taxable income of the partnership is subject to the income allocation rules of IRC Sec. 704.  Management believes the mechanics of IRC Sec. 704 will cause a greater portion of the temporary tax deductions to be allocated to the Company.  This allocation will reduce the Company’s taxable income.

Income Tax (Benefit) Provision

Total income tax (benefit) expense was as follows (in thousands):

	Year ended December 31,
	2017	2016	2015

Continuing operations	$(10,427)	$(17,435)	$172,524
Discontinued operations	48	8	(885)
Stockholder's deficit	(67)	(82)	(212)
Total	$(10,446)	$(17,509)	$171,427

The components of the provision for income taxes on income (loss) from continuing operations for the periods presented were as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Current:
Federal	$1,592	$(22,473)	$5,151
State	157	(2,096)	1,738
	1,749	(24,569)	6,889
Deferred:
Federal	(12,304)	5,785	134,151
State	128	1,349	31,484
	(12,176)	7,134	165,635
Total	$(10,427)	$(17,435)	$172,524

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017, the current income taxes were primarily generated on the taxable income of the Company’s Bermuda captive insurance company.  At December 31, 2016, the current income taxes benefit was primarily generated from the release of a FASB Interpretation No. 48 (FIN 48) reserve the Company acquired in the acquisition of Sun Healthcare Group, Inc.  The FIN 48 reserve was released due to the lapse of statute of limitations.  At December 31, 2015, the current income taxes were primarily generated on the taxable income of the Company’s Bermuda captive insurance company.

Beginning with the fourth quarter of 2014, the Company initiated rehabilitation therapy services within the People’s Republic of China.  In the quarter ended March 31, 2016, the Company expanded rehabilitation therapy services within Hong Kong.  At December 31, 2016 and 2015, these business operations remain in their respective startup stage.  During the year ended December, 31, 2017, these foreign operations generated both U.S. federal and foreign taxable losses.  The deferred tax assets generated by the foreign operations are fully valued at December 31, 2017.  Management does not anticipate these operations will generate taxable income in the near term.  The operations currently do not have a material effect on the Company’s effective tax rate.

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

At December 31, 2017 and 2016, the Company has established a valuation allowance in the amount of $264.1 million and $280.6 million, respectively.  The valuation allowance in 2017 and 2016 has been established due to management’s assessment that the Company will not realize its deferred tax assets.  Therefore, management recorded a full valuation allowance against the majority of its net deferred tax assets in the amount of $264.1 million and $280.6 million, respectively, except for the discounted unpaid loss reserve deferred tax asset of the Company’s captive insurance company.  The carrying value of the Company’s deferred tax assets and liabilities at December 31, 2017, is less than the values at December 31, 2016, due to the reduction of the U.S. federal corporate income tax rate down from 35% to 21% as a result of the U.S. Tax Cuts and Jobs Act enacted on December 22, 2017, which reduced the income tax rate imposed upon corporations from 35% to 21%.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118) on December 23, 2017. SAB 118 provides a one-year measurement period from a registrant’s reporting period that includes the U.S. Tax Act’s enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740.  In addition to the aforementioned impacts to the Company's consolidated financial statements as of December 31, 2017, the U.S. Tax Cuts and Jobs Act could have other impacts on the Company in the future. The Company's federal net operating losses that have been incurred prior to December 31, 2017 will continue to have a 20-year carryforward limitation applied and will need to be evaluated for recoverability in the future as such. For net operating losses created after December 31, 2017, the net operating losses will have an indefinite life, but usage will be limited to 80% of taxable income in any given year. The Company has estimated the impact of the U.S. Tax Cuts and Jobs Act on state income taxes reflected in its income tax benefit for the year ended December 31, 2017. Reasonable estimates for the Company’s state and local provision were made based on the Company's analysis of tax reform. These provisional amounts may be adjusted in future periods during 2018 when additional information is obtained. Additional information that may affect the Company's provisional amounts would include further clarification and guidance on how the Internal Revenue Service will implement tax reform and further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on our state and local income tax returns, state and local net operating losses and corresponding valuation allowances.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total income tax (benefit) expense for the periods presented differed from the amounts computed by applying the federal income tax rate of 35% to income (loss) before income taxes as illustrated below (in thousands):

	Year ended December 31,
	2017	2016	2015
Computed “expected” benefit	$(339,359)	$(47,430)	$(123,560)
(Reduction) increase in income taxes resulting from:
State and local income taxes, net of federal tax benefit	149	(2,096)	1,738
Adjustment to income taxes for income not subject to corporate income tax	—	—	34,196
Income tax credits	(2,840)	(3,695)	(2,469)
Goodwill impairment write-off	53,688	—	—
Non-controlling interest	138,331	20,012	39,843
Adjustment to deferred taxes, including credits and valuation allowance	139,324	41,172	225,259
FIN 48	(81)	(26,355)	760
Other, net	361	957	(3,243)
Total income tax (benefit) expense	$(10,427)	$(17,435)	$172,524

The Company’s effective income tax rate was 1.1% in 2017, 12.9% in 2016, and (48.9)% in 2015.  The change in the effective income tax rate from 2016 to 2017 was largely due to the reduction in the carrying value of the Company’s deferred tax asset and deferred tax liability caused by the U.S. Tax Cuts and Jobs Act enacted on December 22, 2017, which reduced the income tax rate imposed upon corporations from 35% to 21%.  The reduction in the income tax rate resulted in a $108.3 million reduction to the Company's deferred tax assets.  The change in the effective income tax rate from 2015 to 2016 was largely due to the release of a FIN 48 reserve in 2016 and the establishment of a full valuation allowance in 2015 of $221.9 million.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below (in thousands):

	2017	2016
Deferred tax assets:
Investment in partnership	156,049	160,610
Net operating loss carryforwards	80,615	93,696
Discounted unpaid loss reserve	3,147	6,107
Other intangible	3,542	1,191
General business credits	24,325	25,066
Total deferred tax assets	267,678	286,670
Valuation allowance	(264,098)	(280,563)
Deferred tax assets, net of valuation allowance	3,580	6,107
Deferred tax liabilities:
Long-lived assets: intangible property	(7,584)	(22,354)
Total deferred tax liabilities	(7,584)	(22,354)
Net deferred tax liabilities	(4,004)	(16,247)

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

The Company, excluding its corporate groups, is only subject to state and local income tax in certain jurisdictions.  The Company’s corporate groups are subject to federal, state and local income taxes.  The Company is also subject to income based taxes in Hong Kong and China.  However, since these operations began in year 2014, they have historically generated current taxable losses. Significant judgment is required in evaluating its uncertain tax positions and determining its provision for income taxes.  Under U.S. GAAP, the Company utilizes a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A reconciliation of unrecognized tax benefits follows (in thousands):

Balance, December 31, 2014	$24,233
Additions recorded in purchase accounting	59
Balance, December 31, 2015	$24,292
Reductions due to lapses of applicable statute of limitations	(24,213)
Balance, December 31, 2016	$79
Additions based upon tax positions related to the current year	36
Balance, December 31, 2017	$115

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

All of the gross unrecognized tax benefits would affect the effective tax rate if recognized.  Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.  Unrecognized tax benefits are not expected to change significantly over the next twelve months.  The Company recognizes potential accrued interest related to unrecognized tax benefits in income tax expense.  Penalties, if incurred, would also be recognized as a component of income tax expense.  The amount of accrued interest related to unrecognized tax benefits as of December 31, 2017, 2016, and 2015 was less than $0.1 million, $0.1 million, and $0.4 million, respectively.  Generally, the Company has open tax years for state purposes subject to tax audit on average of between three years to six years. The Company’s U.S. income tax returns from 2011 are open and could be subject to examination.

Exchange Rights and Tax Receivable Agreement

Following the Combination, the owners of FC-GEN have the right to exchange their membership units in FC-GEN,  along with an equivalent number of Class C shares, for shares of Class A common stock of the Company or cash, at the Company’s option..  As a result of such exchanges, the Company’s membership interest in FC-GEN will increase and its purchase price will be reflected in its share of the tax basis of FC-GEN’s tangible and intangible assets.  Any resulting increases in tax basis are likely to increase tax depreciation and amortization deductions and, therefore, reduce the amount of income tax the Company would otherwise be required to pay in the future.  Any such increase would also decrease gain (or increase loss) on future dispositions of the affected assets.  There were exchanges of 2,287,987 FC-GEN units and Class C shares during the twelve months ended December 31, 2017 equating to 2,288,381 Class A shares.  The exchanges during the twelve months ended December 31, 2017 resulted in a $14.9 million IRC Section 754 tax basis step-up in the tax deductible goodwill of FC-GEN.  There were exchanges of 600,000 FC-GEN units and Class C shares during the twelve months ended December 31, 2016 equating to 600,102 Class A shares.  The exchanges during the twelve months ended December 31, 2016 resulted in a $3.1 million IRC Section 754 tax basis step-up in the tax deductible goodwill of FC-GEN.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(16)Related Party Transactions

The Company provides rehabilitation services to certain facilities owned and operated by a customer, in which certain members of the Company’s board of directors beneficially own an ownership interest.  These services resulted in net revenue of $142.2 million, $155.4 million and $161.4 million in the years ended December 31, 2017, 2016, and 2015, respectively.  The services resulted in gross accounts receivable balances of $87.0 million and $83.9 million at December 31, 2017 and 2016, respectively. The Company recorded a reserve in the fourth quarter of 2017 in the amount of $55.0 million, reducing the net receivable of this customer to $32.0 million.  The

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

charge is included in customer receivership and other related charges on the consolidated statements of operations. The Company deemed this reserve prudent giving the delays in collection on account of this related party customer.  The reserve represents the judgment of management, and does not indicate a forgiveness of any amount of the outstanding accounts receivable owed by this related party customer.  The Company is monitoring the financial condition of this customer and will adjust the reserve levels accordingly as new information about their outlook is available.

On February 2, 2015 in connection with the Combination, a related party of certain of the Company’s board of directors received a transaction advisory fee of $3.0 million and all administrative services monthly fees were discontinued.

The Company maintained an approximately 5.4% interest in FC PAC Holdings, LLC (FC PAC), an unconsolidated joint venture. Certain members of the Company’s board of directors indirectly beneficially hold ownership interests in FC PAC totaling less than 10% in the aggregate.  On March 31, 2015, the Company sold its investment in FC PAC for $26.4 million.  The Company recognized a gain on sale of $8.4 million recorded as other income on the consolidated statements of operations.  The Company contracts with subsidiaries of FC PAC to provide hospice and diagnostic services in the normal course of business.

Effective May 1, 2016, the Company completed the sale of its hospice and home health operations to FC Compassus LLC for $72 million in cash and a $12 million note.  Certain members of the Company’s board of directors indirectly beneficially hold ownership interests in FC Compassus LLC totaling less than 10% in the aggregate.  See Note 4 – “Significant Transactions and Events – Sale of Hospice and Home Health.”  The combined note and accrued interest balance of $15.6 million remains outstanding at December 31, 2017. On May 1, 2016, the Company entered into preferred provider and affiliation agreements with FC Compassus LLC.  Fees for these services amounted to $11.8 million, $12.2 million and $12.0 million in the years ended December 31, 2017, 2016 and 2015, respectively.

(17)Defined Contribution Plan

The Company sponsors a defined contribution plan covering substantially all employees who meet certain eligibility requirements. The Company did not match employee contributions for the defined contribution plan in 2017 and 2016.

(18)Other Loss (Income)

In the years ended December 31, 2017, 2016 and 2015, the Company completed multiple transactions, including the divestitures of numerous owned assets and the termination and refinancing of certain facilities subject to lease agreements. See Note 4 - “Significant Transactions and Events.”  These transactions resulted in a net loss (gain) recorded as other loss (income) in the consolidated statements of operations.  The following table summarizes those net losses (gains) (in thousands):

	Year ended December 31,
	2017	2016	2015
Gain on sale of hospice and home health	$—	$(43,420)	$—
Gain on sale of investment in joint venture	—	(3,910)	(8,359)
Gain on escrow receipt associated with terminated sale agreement	—	(5,000)	—
Loss (gain) on sale of other owned assets, net	6,932	(220)	5,895
Gain on leased facilities sold to new landlord and operating under new lease agreements	(8,466)	(134,090)	—
Loss (gain) on divested facilities terminated from lease agreements	5,799	(20,430)	1,064
Loss on closure of facility subject to lease agreements	146	—	—
Loss on a cease to use asset associated with a facility sublease	4,062	—	—
Total other loss (income)	$8,473	$(207,070)	$(1,400)

(19)Asset Impairment Charges

Long-Lived Assets with a Definite Useful Life

In each quarter, the Company’s long-lived assets with a definite useful life were tested for impairment at the lowest levels for which there are identifiable cash flows.  The Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived assets and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived assets.  The

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash flow period was based on the remaining useful lives of the primary asset in each long-lived asset group, principally a building in the inpatient segment and customer relationship assets in the rehabilitation therapy services segment.  During the years ended December 31, 2017, 2016 and 2015, the Company recognized impairment charges in the inpatient segment totaling $191.4 million, $32.1 million and $26.8 million, respectively.

Identifiable Intangible Assets with a Definite Useful Life

Management Contracts

The management contract asset was derived through the organization of facilities under an upper payment limit supplemental payment program in Texas that provided supplemental Medicaid payments with federal matching funds for skilled nursing facilities that were affiliated with county-owned hospital districts. Under this program, the Company acted as the manager of the facilities and shared in the supplemental payments with the county hospitals. With the expiration of the program, the remaining unamortized asset associated with the management contract was written off.  During the year ended December 31, 2017, the Company recognized $7.3 million in impairment charges on identifiable intangible assets associated with management contracts.  This charge is presented in goodwill and identifiable intangible asset impairments on the consolidated statements of operations.

Favorable Leases

Favorable lease contracts represent the estimated value of future cash outflows of operating lease contracts compared to lease rates that could be negotiated in an arms-length transaction at the time of measurement.  Favorable lease contracts are amortized on a straight-line basis over the lease terms. These favorable lease contracts are measured for impairment using estimated future net undiscounted cash flows expected to be generated from the use of the leased assets compared to the carrying amount of the favorable lease.  The cash flow period was based on the remaining useful lives of the asset, which for favorable lease assets is the lease term.  During the years ended December 31, 2017, 2016 and 2015, the Company recognized impairment charges on its favorable lease intangible assets with a definite useful life of $1.2 million, $3.3 million and $1.8 million, respectively.  This charge is presented in goodwill and identifiable intangible asset impairments on the consolidated statements of operations.

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

The Company performed its annual goodwill impairment test as of September 30, 2017, 2016 and 2015. The Company conducts the test at the reporting unit level that management has determined aligns with the Company’s segment reporting.  See Note 6 – “Segment Information” for a breakdown of the Company’s goodwill by segment.

The Company measures the fair value of each reporting unit to determine whether the fair value exceeds the carrying value based upon the market capitalization including a control premium and a discounted cash flow analysis. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the discounted cash flow analyses are based on the Company’s internal projection model for 2017 and, for years beyond 2017 the growth rates used are an estimate of the future growth in the industry in which the Company participates. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the reporting unit and are based on an estimated cost of capital, which was determined based on the Company’s estimated cost of capital relative to its capital structure. In addition, the market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company performed a quantitative test for impairment of goodwill to assess the impact of changes in the regulatory and reimbursement environment.  The Company compares the carrying amount of each of the reporting units to the fair value of each of the reporting units. If the carrying amount of each of its reporting units exceeds its fair value, an impairment of the goodwill is required.  If not, no further testing is needed.  The analysis indicated that the reporting unit carrying value exceeded the fair value of our inpatient reporting unit and accordingly an impairment was necessary.  An impairment of $351.5 million, which represents the entire balance of goodwill associated with the inpatient reporting unit, was recorded during the year ended December 31, 2017.  This charge was presented in goodwill and identifiable intangible impairments on the consolidated statements of operations.  With respect to the Company’s rehabilitation therapy services and other services segments, the total fair value exceeds the carrying value, so no impairment charge is required.  Although these segments have encountered similar challenging operating environments that have so acutely impacted the Company’s inpatient segment, those challenges have not negatively impacted the operating results of these segments to the level where an impairment charge is warranted.   During the years ended December 31, 2016 and 2015, the goodwill impairment test determined that no impairment was necessary.

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

In the fourth quarter of 2016, the Company identified a disposal group of 16 owned skilled nursing facilities that qualified as assets held for sale.  The Company entered into a purchase and sale agreement to sell 18 facilities (16 owned and 2 leased) in the states of Kansas, Missouri, Nebraska and Iowa.  The transaction closed on April 1, 2017 and marked an exit from the inpatient business in these states.  The disposal group did not meet the criteria as a discontinued operation.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The reserves for loss for workers’ compensation risks are discounted based on actuarial estimates of claim payment patterns using a discount rate of approximately 1% for each policy period presented. The discount rate for the current policy year is 1.48%. The discount rates are based upon the risk-free rate for the appropriate duration for the respective policy year. The removal of discounting would have resulted in an increased reserve for workers’ compensation risks of $6.7 million and $8.9 million as of December 31, 2017 and 2016, respectively. The reserves for general and professional liability are recorded on an undiscounted basis.

The provision for general and professional liability risks totaled $134.0 million, $137.5 million and $151.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The reserves for general and professional liability were $442.9 million and $392.1 million as of December 31, 2017 and 2016, respectively.

The provision for loss for workers’ compensation risks totaled $54.1 million, $60.7 million and $60.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. The reserves for workers’ compensation risks were $174.6 million and $226.0 million as of December 31, 2017 and 2016, respectively.

Health Insurance

The Company offers employees an option to participate in self-insured health plans.  Health insurance claims are paid as they are submitted to the plans’ administrators.  The Company maintains an accrual for claims that have been incurred but not yet reported to the plans’ administrators and therefore have not yet been paid.  This accrual for incurred but not yet reported claims was $17.5 million and $19.6 million as of December 31, 2017 and 2016, respectively.  The liability for the self-insured health plan is recorded in accrued compensation in the consolidated balance sheets.  Although management believes that the amounts provided in the Company’s consolidated financial statements are adequate and reasonable, there can be no assurances that the ultimate liability for such self-insured risks will not exceed management’s estimates.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Settlement Agreement

On June 9, 2017, the Company and the U.S. Department of Justice (the DOJ) entered into a settlement agreement regarding four matters arising out of the activities of Skilled or Sun Healthcare prior to their operations becoming part of the Company’s operations (collectively, the Successor Matters).  The four matters are: the Creekside Hospice Litigation, the Therapy Matters Investigation, the Staffing Matters Investigation and the SunDance Part B Therapy Matter (each as defined below).  The Company has agreed to the settlement in order to resolve the allegations underlying the Successor Matters and to avoid the uncertainty and expense of litigation.

The settlement agreement calls for payment of a collective settlement amount of $52.7 million (the Settlement Amount), including separate Medicaid repayment agreements with each affected state Medicaid program.  The Settlement Amount has been recorded fully in accrued expenses in the consolidated balance sheets at December 31, 2016.  The Company will remit the Settlement Amount over a period of five (5) years.  The remaining outstanding Settlement Amount at December 31, 2017 is $47.4 million, of which $10.0 million is recorded in accrued expenses and $37.4 million is recorded in other long-term liabilities.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2017 and 2016, the Company has a liability for the asset retirement obligation associated primarily with the cost of asbestos removal aggregating approximately $9.8 million and $9.9 million, respectively, which is included in other long-term liabilities.  The liability for each facility will be accreted to its settlement value, which is estimated to approximate $20.9 million through the estimated settlement dates extending from 2018 through 2042.  Due to the time over which these obligations could be settled and the judgment used to determine the liability, the ultimate obligation may differ from the estimate.  Upon settlement, any difference between actual cost and the estimate is recognized as a gain or loss in that period.

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

The tables below present the Company’s assets measured at fair value on a recurring basis as of December 31, 2017 and 2016, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$54,525	$54,525	$—	$—
Restricted cash and equivalents	4,113	4,113	—	—
Restricted investments in marketable securities:
Mortgage/government backed securities	7,848	7,848	—	—
Corporate bonds	52,325	52,325	—	—
Government bonds	65,943	65,943	—	—
Total	$184,754	$184,754	$—	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$51,408	$51,408	$—	$—
Restricted cash and equivalents	12,052	12,052	—	—
Restricted investments in marketable securities:
Mortgage/government backed securities	16,844	16,844	—	—
Corporate bonds	65,305	65,305	—	—
Government bonds	61,825	61,825	—	—
Total	$207,434	$207,434	$—	$—

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Instruments

The table below shows the carrying amounts and estimated fair values, net of debt issuance costs and other non-cash debt discounts and premiums, of the Company’s primary long-term debt instruments:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facilities	$303,091	$303,091	$383,630	$383,630
Term loan agreement	120,706	120,706	116,174	116,174
Real estate bridge loans	281,039	281,039	313,549	313,549
HUD insured loans	263,827	250,768	241,570	226,983
Notes payable	68,122	68,122	73,829	73,829
Mortgages and other secured debt (recourse)	12,536	12,536	13,235	13,235
Mortgages and other secured debt (non-recourse)	27,978	27,978	29,157	29,157
	$1,077,299	$1,064,240	$1,171,144	$1,156,557

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

The following table presents the Company’s hierarchy for nonfinancial assets measured at fair value on a non-recurring basis (in thousands):

		Impairment Charges -
	Carrying Value	Year ended
	December 31, 2017	December 31, 2017
Assets:
Property and equipment, net	$3,413,599	$191,375
Goodwill	85,642	351,470
Intangible assets, net	142,976	8,576

		Impairment Charges -
	Carrying Value	Year ended
	December 31, 2016	December 31, 2016
Assets:
Property and equipment, net	$3,765,393	$32,110
Goodwill	440,712	—
Intangible assets, net	175,566	3,321

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(23)Quarterly Financial Information (Unaudited)

The following table summarizes unaudited quarterly financial data for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	Quarter ended
	March 31, 2017	June 30, 2017		September 30, 2017		December 31, 2017
Net revenues	$1,389,132	$1,341,276		$1,315,452		$1,327,880
Net loss attributable to Genesis Healthcare, Inc.:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(50,740)	$(65,109)	(1)	$(373,822)	(2)	$(89,279)	(3)
(Loss) income from discontinued operations, net of taxes	(21)	(47)		(2)		38
Net loss attributable to Genesis Healthcare, Inc.	$(50,761)	$(65,156)		$(373,824)		$(89,241)
Loss per common share:
Basic and diluted:
Net loss attributable to Genesis Healthcare, Inc.	(0.55)	(0.70)		(3.94)		(0.92)
Shares used in computing loss per common share	91,880	93,273		94,940		96,715

	Quarter ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net revenues	$1,472,218	$1,438,358	$1,418,994	$1,402,860
Net (loss) income attributable to Genesis Healthcare, Inc.:
(Loss) income from continuing operations attributable to Genesis Healthcare, Inc.	$(43,001)	$(23,034)	$(20,434)	$22,429	(4)
(Loss) income from discontinued operations, net of taxes	(38)	61	(24)	28
Net (loss) income attributable to Genesis Healthcare, Inc.	$(43,039)	$(22,973)	$(20,458)	$22,457

Net (loss) income per common share attributable to Genesis Healthcare, Inc.:
Basic	(0.48)	(0.26)	(0.23)	0.25
Diluted	(0.48)	(0.26)	(0.23)	0.24
Weighted-average shares used in computing (loss) income per common share:
Basic	89,198	89,421	90,226	90,636
Diluted	89,198	89,421	90,226	92,337

1)	The quarter ended June 30, 2017 includes approximately $36 million of customer receivership and other related charges.
2)	The quarter ended September 30, 2017 includes approximately $360 million of goodwill and identifiable intangible asset impairments and approximately $163 million of long-lived asset impairments.
3)	The quarter ended December 31, 2017 includes approximately $28 million of long-lived asset impairments and approximately $55 million of customer receivership and other related charges.
4)

The quarter ended December 31, 2016 includes gains of approximately $160 million associated with the sales of owned assets, divestitures of leased facilities and other lease transactions offset by approximately $35 million associated with long-lived asset impairments.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24)Subsequent Events

Restructuring Transactions

Overview

Subsequent to December 31, 2017, the Company entered into a number of agreements, amendments and new financing facilities further described below in an effort to strengthen significantly its capital structure.  In total, the Restructuring Transactions are estimated to reduce the Company’s annual cash fixed charges by approximately $62 million beginning in 2018 and are estimated to provide $70 million of additional cash and borrowing availability, increasing the Company’s liquidity and financial flexibility.

In connection with the Restructuring Transactions, the Company entered into a new asset based lending facility agreement, replacing its prior Revolving Credit Facilities.  Also in connection with the Restructuring Transactions, the Company amended the financial covenants in all of its material loan agreements and all but two of its material master leases.  Financial covenants beginning in 2018 were amended to account for changes in the Company’s capital structure as a result of the Restructuring Transactions and to account for the current business climate.  The Company received waivers from the counterparties to two of its material master leases with respect to compliance with financial covenants from December 31, 2017 through at least March 31, 2019.

The Restructuring Transactions have no impact on the consolidated financial statements as of December 31, 2017.  The Company is currently assessing the impact the Restructuring Transactions will have on its 2018 consolidated financial statements.

New Asset Based Lending Facilities

On March 6, 2018, the Company entered into a new asset based lending facility agreement with MidCap Financial Trust (MidCap).  The agreement provides for a $555 million asset based lending facility comprised of (a) a $325 million first lien term loan facility, (b) a $200 million first lien revolving credit facility and (c) a $30 million delayed draw term loan facility (collectively, the New ABL Credit Facilities).

The New ABL Credit Facilities have a five year term and proceeds were used to replace and repay in full the Company’s existing $525 million Revolving Credit Facilities scheduled to mature on February 2, 2020.

Borrowings under the term loan and revolving credit facility components of the New ABL Credit Facilities bear interest at a 90-day LIBOR rate (subject to a floor of 0.5%) plus an applicable margin of 6%.  Borrowings under the delayed draw component bear interest at a 90-day LIBOR rate (subject to a floor of 1%) plus an applicable margin of 11%. Borrowing levels under the term loan and revolving credit facility components of the New ABL Credit Facilities are limited to a borrowing base that is computed based upon the level of eligible accounts receivable.

The New ABL Credit Facilities contain representations and warranties, affirmative covenants, negative covenants, financial covenants and events of default and security interests that are customarily required for similar financings.

Term Loan Amendment

On March 6, 2018, the Company entered into an amendment to the Term Loan with affiliates of Welltower and Omega (the Term Loan Amendment) pursuant to which the Company borrowed an additional $40 million to be used for certain debt repayment and general corporate purposes (the 2018 Term Loan).

The 2018 Term Loan will mature July 29, 2020 and bears interest at a rate equal to 10.0% per annum, with up to 5% per annum to be paid in kind.  The Term Loan Amendment also changes the interest rate applicable to the initial loans funded on July 29, 2016 to be equal to 14% per annum, with up to 9% per annum to be paid in kind.

Among other things, the Term Loan Amendment eliminates any principal amortization payments on any of the loans prior to maturity and modifies the financial covenants beginning in 2018.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Welltower Master Lease Amendment

On February 21, 2018, the Company entered into a definitive agreement with Welltower to amend the Welltower Master Lease (the Welltower Master Lease Amendment).  The Welltower Master Lease Amendment reduces the Company’s annual base rent payment by $35 million effective retroactively as of January 1, 2018, reduces the annual rent escalator from approximately 2.9% to 2.5% on April 1, 2018 and further reduces the annual rent escalator to 2.0% beginning January 1, 2019.  In addition, the Welltower Master Lease Amendment extends the initial term of the master lease by five years to January 31, 2037 and extends the renewal term of the master lease by five years to December 31, 2048.  The Welltower Master Lease Amendment also provides a potential upward rent reset, conditioned upon achievement of certain upside operating metrics, effective January 1, 2023.  If triggered, the incremental rent from the rent reset is capped at $35 million.

Omnibus Agreement

On February 21, 2018, the Company entered into an Omnibus Agreement with Welltower and Omega, pursuant to which Welltower and Omega committed to provide up to $40 million in new term loans and amend the Term Loan Agreement to, among other things, accommodate a refinancing of the Company’s existing asset based credit facility, in each case subject to certain conditions, including the completion of a restructuring of certain of the Company’s other material debt and lease obligations.  See Term Loan Amendment above.

The Omnibus Agreement also provides that upon satisfying certain conditions, including raising new capital that is used to pay down certain indebtedness owed to Welltower and Omega, (a) $50 million of outstanding indebtedness owed to Welltower will be written off and (b) the Company may request conversion of not more than $50 million of the outstanding balance of the Company’s Welltower Bridge Loans into equity.  If the proposed equity conversion would result in any adverse REIT qualification, status or compliance consequences to Welltower, then the debt that would otherwise be converted to equity shall instead be converted into a loan incurring paid in kind interest at 2% per annum compounded quarterly, with a term of ten years commencing on the date the applicable conditions precedent to the equity conversion have been satisfied.  Moreover, the Company agreed to support Welltower in connection with the sale of certain of Welltower’s interests in facilities covered by the Welltower Master Lease, including negotiating and entering into definitive new master lease agreements with third party buyers.

In connection with the Omnibus Agreement, the Company agreed to issue Welltower a warrant (the Welltower Warrant) to purchase 900,000 shares of the Company’s Class A Common Stock (subject to anti-dilution provisions), par value $0.001 per share, at an exercise price equal to $1.33 per share, which was the closing price of the Company’s Class A Common Stock on March 6, 2018.  Issuance of the Welltower Warrant is subject to the satisfaction of certain conditions, including, among others, (i) complete repayment or conversion to equity or forgiveness of the Company’s Welltower Bridge Loans, (ii) consummation of the sale of certain assets such that the Company’s rent obligations pursuant to the Welltower Master Lease is less than $15 million, and (iii) full repayment of any remaining amounts owed by the Company to Omega.  The Welltower Warrant may be exercised at any time during the period commencing six months from the date of issuance and ending five years from the date of issuance.  Additionally on March 6, 2018, the Company issued Omega a warrant (the Omega Warrant) to purchase 600,000 shares of the Company’s Class A Common Stock (subject to anti-dilution provisions), par value $0.001 per share, at an exercise price equal to $1.33 per share, which was the closing price of the Company’s Class A Common Stock on March 6, 2018.  The Omega Warrant may be exercised at any time during the period commencing six months from the date of issuance and ending five years from the date of issuance.

Welltower Bridge Loans Amendment

On February 21, 2018, the Company entered into an amendment to the Welltower Bridge Loans (the Bridge Loan Amendments).  The Bridge Loan Amendments adjust the annual interest rate beginning February 15, 2018 to 12%, of which 7% will be paid in cash and 5% will be paid in kind.  Previously, these loans carried a 10.25% cash pay interest rate that increased by 0.25% annually on January 1.

In connection with the Bridge Loan Amendments, the Company agreed to make commercially reasonable efforts to secure commitments by April 1, 2018 to repay no less than $105 million of the Welltower Bridge Loan obligations.  In the event the Company is unsuccessful securing such commitments or otherwise reducing the outstanding obligation of the Welltower Bridge Loans, the cash pay component of the interest rate will be increased by approximately $2 million annually.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Balance at
	beginning of the	Charged to cost			Deductions or	Balance at end of
	period	and expenses (1)		Other	payments	the period
Allowance for loss on accounts receivable
Year ended December 31, 2015	$133,529	$86,224		$—	$(30,014)	$189,739
Year ended December 31, 2016	189,739	93,311		(1,655)	(63,012)	218,383
Year ended December 31, 2017	218,383	182,947	(2)	—	(87,974)	313,357

(1)

Amounts per year differ from the provision for losses on accounts receivable due to managed care coinsurance reserves and other adjustments which are included in the provision for loss on accounts receivable but not in the allowance for loss on accounts receivable.

(2)	Amount includes customer receivership and other related charges which is not included in the provision for loss on accounts receivable, but is in the allowance for loss on accounts receivable.