Form 10-Q
period 2018-03-31
Genesis Healthcare, Inc.
filed 2018-05-10
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018.

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on May 9, 2018, was:

Class A common stock, $0.001 par value – 99,001,650 shares

Class B common stock, $0.001 par value –       744,396 shares

Class C common stock, $0.001 par value – 59,700,801 shares

Genesis Healthcare, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	March 31,	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$57,705	$54,525
Restricted cash and equivalents	6,451	4,113
Investments in marketable securities	30,677	33,015
Accounts receivable, net of allowances for doubtful accounts of $313,357 at December 31, 2017	724,960	724,138
Prepaid expenses	71,781	74,368
Other current assets	52,539	49,748
Assets held for sale	8,821	—
Total current assets	952,934	939,907
Property and equipment, net of accumulated depreciation of $989,856 and $939,155 at March 31, 2018 and December 31, 2017, respectively	3,212,156	3,413,599
Restricted cash and equivalents	57,951	—
Investments in marketable securities	95,406	93,101
Other long-term assets	106,338	109,060
Deferred income taxes	3,330	3,580
Identifiable intangible assets, net of accumulated amortization of $93,127 and $88,336 at March 31, 2018 and December 31, 2017, respectively	138,186	142,976
Goodwill	85,642	85,642
Assets held for sale	119,596	—
Total assets	$4,771,539	$4,787,865
Liabilities and Stockholders' Deficit:
Current liabilities:
Current installments of long-term debt	$30,082	$26,962
Capital lease obligations	2,411	2,511
Financing obligations	1,930	1,878
Accounts payable	259,360	285,637
Accrued expenses	213,705	233,856
Accrued compensation	168,834	167,368
Self-insurance reserves	180,982	180,982
Current portion of liabilities held for sale	2,097	—
Total current liabilities	859,401	899,194
Long-term debt	1,117,167	1,050,337
Capital lease obligations	1,009,984	1,025,355
Financing obligations	2,870,546	2,929,483
Deferred income taxes	7,584	7,584
Self-insurance reserves	448,363	436,560
Liabilities held for sale	126,901	—
Other long-term liabilities	118,323	119,484
Commitments and contingencies
Stockholders’ deficit:
Class A common stock, (par $0.001, 1,000,000,000 shares authorized, issued and outstanding - 97,970,962 and 97,100,738 at March 31, 2018 and December 31, 2017, respectively)	98	97
Class B common stock, (par $0.001, 20,000,000 shares authorized, issued and outstanding - 744,396 and 744,396 at March 31, 2018 and December 31, 2017, respectively)	1	1
Class C common stock, (par $0.001, 150,000,000 shares authorized, issued and outstanding - 60,731,311 and 61,561,393 at March 31, 2018 and December 31, 2017, respectively)	60	61
Additional paid-in-capital	284,365	290,573
Accumulated deficit	(1,443,135)	(1,374,597)
Accumulated other comprehensive loss	(576)	(362)
Total stockholders’ deficit before noncontrolling interests	(1,159,187)	(1,084,227)
Noncontrolling interests	(627,543)	(595,905)
Total stockholders' deficit	(1,786,730)	(1,680,132)
Total liabilities and stockholders’ deficit	$4,771,539	$4,787,865

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three months ended March 31,
	2018	2017
Net revenues	$1,301,072	$1,389,132
Salaries, wages and benefits	735,770	824,494
Other operating expenses	384,160	365,821
General and administrative costs	39,875	45,086
Lease expense	33,071	36,100
Depreciation and amortization expense	51,503	64,369
Interest expense	115,037	124,754
Loss on early extinguishment of debt	10,286	—
Investment income	(1,047)	(1,109)
Other loss	68	9,034
Transaction costs	12,095	3,025
Long-lived asset impairments	28,360	—
Equity in net loss (income) of unconsolidated affiliates	220	(134)
Loss before income tax expense	(108,326)	(82,308)
Income tax expense	347	1,284
Loss from continuing operations	(108,673)	(83,592)
Loss from discontinued operations, net of taxes	—	(21)
Net loss	(108,673)	(83,613)
Less net loss attributable to noncontrolling interests	40,135	32,852
Net loss attributable to Genesis Healthcare, Inc.	$(68,538)	$(50,761)
Loss per common share:
Basic and Diluted:
Weighted-average shares outstanding for loss from continuing operations per share	98,252	91,880
Net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(0.70)	$(0.55)
Loss from discontinued operations, net of taxes	-	(0.00)
Net loss attributable to Genesis Healthcare, Inc.	$(0.70)	$(0.55)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three months ended March 31,
	2018	2017
Net loss	$(108,673)	$(83,613)
Net unrealized (loss) gain on marketable securities, net of tax	(338)	21
Comprehensive loss	(109,011)	(83,592)
Less: comprehensive loss attributable to noncontrolling interests	40,259	32,837
Comprehensive loss attributable to Genesis Healthcare, Inc.	$(68,752)	$(50,755)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(108,673)	$(83,613)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash interest and leasing arrangements, net	22,878	16,387
Other non-cash charges, net	68	9,034
Share based compensation	2,427	2,286
Depreciation and amortization	51,503	64,369
Provision for losses on accounts receivable	(1,524)	23,528
Equity in net loss (income) of unconsolidated affiliates	220	(134)
Provision for deferred taxes	250	933
Long-lived asset impairments	28,360	—
Loss on early extinguishment of debt	9,300	—
Changes in assets and liabilities:
Accounts receivable	(870)	(4,723)
Accounts payable and other accrued expenses and other	(10,026)	16,563
Net cash (used in) provided by operating activities	(6,087)	44,630
Cash flows from investing activities:
Capital expenditures	(16,461)	(19,245)
Purchases of marketable securities	(16,009)	(8,059)
Proceeds on maturity or sale of marketable securities	15,702	7,921
Other, net	(1,099)	(295)
Net cash used in investing activities	(17,867)	(19,678)
Cash flows from financing activities:
Borrowings under revolving credit facilities	440,000	176,000
Repayments under revolving credit facilities	(445,749)	(200,000)
Proceeds from issuance of long-term debt	561,894	—
Proceeds from tenant improvement draws under lease arrangements	—	5,180
Repayment of long-term debt	(451,169)	(4,094)
Debt issuance costs	(16,552)	—
Debt settlement costs	(986)	—
Distributions to noncontrolling interests and stockholders	(15)	(30)
Net cash provided (used in) by financing activities	87,423	(22,944)
Net increase in cash, cash equivalents and restricted cash and equivalents	63,469	2,008
Cash, cash equivalents and restricted cash and equivalents:
Beginning of period	58,638	63,460
End of period	$122,107	$65,468
Supplemental cash flow information:
Interest paid	$91,393	$107,373
Net taxes paid (refunded)	3,084	(1,803)
Non-cash investing and financing activities:
Capital lease obligations	$(18,194)	$(14,909)
Financing obligations	5,152	8,733

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)General Information

Description of Business

Genesis Healthcare, Inc. is a healthcare services company that, through its subsidiaries (collectively, the Company or Genesis), owns and operates skilled nursing facilities, assisted/senior living facilities and a rehabilitation therapy business.  The Company has an administrative services company that provides a full complement of administrative and consultative services that allows its affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. At March 31, 2018, the Company provides inpatient services through 469 skilled nursing, assisted/senior living and behavioral health centers located in 30 states.  Revenues of the Company’s owned, leased and otherwise consolidated inpatient businesses constitute approximately 86% of its revenues.

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

The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that “most significantly impact” the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's composition of VIEs was not material at March 31, 2018.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the disclosures normally required by U.S. GAAP or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the SEC) on Form 10-K on March 16, 2018.

Certain prior year disclosure amounts have been reclassified to conform to current period presentation.  Restricted cash had previously been included in restricted cash and investments in marketable securities.  As a result of recently adopted accounting pronouncements, discussed below, restricted cash will be presented separately on the Company’s consolidated balance sheets.  The

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

provision for losses on accounts receivable has been combined with other operating expenses and general and administrative costs, on the consolidated statement of operations.  See Note 4 – “Net Revenues and Accounts Receivable.”

Financial Condition and Liquidity Considerations

The accompanying consolidated financial statements have been prepared on the basis the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date the Company’s financial statements were issued (May 10, 2018). Management considered the recent results of operations as well as the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before May 10, 2019.  Based upon such considerations, management determined that the Company is able to continue as a going concern for 12 months following the date of issuance of these financial statements (May 10, 2018).

The Company’s results of operations have been negatively impacted by the persistent pressure of healthcare reforms enacted in recent years.  This challenging operating environment has been most acute in the Company’s inpatient segment, but also has had a detrimental effect on the Company’s rehabilitation therapy segment and its customers.  In recent years, the Company has implemented a number of cost mitigation strategies to offset the negative financial implications of this challenging operating environment.  These strategies have been successful in recent years, however, the negative impact of continued reductions in skilled patient admissions, shortening lengths of stay, escalating wage inflation and professional liability losses, combined with the increased cost of capital through escalating lease payments accelerated in 2017.

In response to these issues, the Company entered into a number of agreements, amendments and new financing facilities (the Restructuring Transactions) during the three months ended March 31, 2018.  See Note 3 – “Significant Transactions and Events – Restructuring Transactions.”  In total, these agreements and amendments are estimated to reduce the Company’s annual cash fixed charges by approximately $62.0 million beginning January 1, 2018.  The new financing agreements provided $70.0 million of additional cash and borrowing availability, increasing the Company’s liquidity and financial flexibility.  In connection with the Restructuring Transactions, the Company entered into a new asset based lending facility agreement, replacing its prior revolving credit facilities (the Revolving Credit Facilities) and eliminating its forbearance agreement.  Also in connection with the Restructuring Transactions, the Company amended the financial covenants in all of its material loan agreements and all but two of its material master leases.  Financial covenants beginning in 2018 were amended to account for changes in the Company’s capital structure as a result of the Restructuring Transactions and to account for the current business climate.  The Company received waivers from the counterparties to two of its material master leases, for which agreements to amend financial covenants were not attained, with respect to compliance with financial covenants from March 31, 2018 through at least March 31, 2019.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers and all related amendments (ASC 606), which serves to supersede most existing revenue recognition guidance, including guidance specific to the healthcare industry. ASC 606 provides a principles-based framework for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective transition method.  There was no cumulative effect on the opening balance of retained earnings as a result of adopting the standard as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 4 – “Net Revenues and Accounts Receivable.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which is intended to improve the recognition and measurement of financial instruments. The new guidance requires equity investments be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values; eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value; and requires separate presentation of financial assets and financial liabilities by measurement category.  The Company adopted the new guidance effective January 1, 2018.  The adoption of ASU 2016-01 did not have a material impact on the Company’s consolidated financial condition and results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which addresses how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The Company adopted the new guidance effective January 1, 2018.  Upon assessment of the cash flow issues subject to amendment, the adoption of  ASU 2016-15 did not have a material impact on the Company’s consolidated statements of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (230): Restricted Cash (ASU 2016-18), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The Company adopted the new guidance effective January 1, 2018.  To better accommodate the adoption of  ASU 2016-18, the Company has elected to separately disclose restricted cash on its consolidated balance sheets for all periods presented. The adoption of  ASU 2016-18 did not have a material impact on the Company’s consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combination (805): Clarifying the Definition of a Business (ASU 2017-01), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted the new guidance effective January 1, 2018.  The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial condition and results of operations.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. The guidance is effective for annual and interim periods beginning after December 15, 2018, and will require application of the new guidance at the beginning of the earliest comparable period presented. Early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective approach, which includes a number of optional practical expedients. The adoption of ASU 2016-02 is expected to have a material impact on the Company’s financial position as a result of the recognition of the right-of-use assets and liabilities associated with operating leases. The Company is still evaluating the impact on its results of operations and does not expect the adoption of this standard to have an impact on liquidity.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act (Tax Reform Act) on items within accumulated other comprehensive income (loss) to retained earnings. These disproportionate income tax effect items are referred to as "stranded tax effects."  Amendments in this update only relate to the reclassification of the income tax effects of the Tax Reform Act.  Other accounting guidance that requires the effect of changes in tax laws or rates to be included in net income from continuing operations is not affected by this update.  ASU 2018-02 is effective for the Company beginning January 1, 2019 and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized.  The Company is currently evaluating the impact that ASU 2018-02 will have on its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.  The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Reform Act.  The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations.  Additionally, this ASU discusses required disclosures that an entity must make with regard to the Tax Reform Act.  This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded.  The Company has adopted this standard and will continue to evaluate indicators that may give rise to a change in its tax provision as a result of the Tax Reform Act.

(2)   Certain Significant Risks and Uncertainties

Revenue Sources

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care facilities that utilize its rehabilitation therapy and other services.  The Company’s inpatient services segment derives approximately 78% of its revenue from Medicare and various state Medicaid programs.  The following table depicts the Company’s inpatient services segment revenue by source for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
	2018	2017
Medicare	23%	24%
Medicaid	55%	54%
Insurance	13%	12%
Private	8%	9%
Other	1%	1%
Total	100%	100%

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Management assesses its exposure to loss on accounts at the customer level.  The greatest concentration of risk exists in the Company’s rehabilitation services business where it has over 200 distinct customers, many being chain operators with more than one location.  The four largest customers of the Company’s rehabilitation services business comprise $58.1 million, approximately 52%, of the net outstanding contract receivables in the rehabilitation services business at March 31, 2018.  One customer, which is a related party of the Company, comprises $32.0 million, approximately 28%, of the net outstanding contract receivables in the rehabilitation services business at March 31, 2018.  See Note 16 – “Related Party Transactions.”    An adverse event impacting the solvency of several of these large customers resulting in their insolvency or other economic distress would have a material impact on the Company.

The Company’s business is subject to a number of other known and unknown risks and uncertainties, which are discussed in Part II. Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March 16, 2018, and in the Company’s Quarterly Reports on Form 10-Q, including the risk factors discussed herein in Part II. Item 1A.

Covenant Compliance

Should the Company fail to comply with its debt and lease covenants at a future measurement date, it could, absent necessary and timely waivers and/or amendments, be in default under certain of its existing debt and lease agreements. To the extent any cross-default provisions may apply, the default could have an even more significant impact on the Company’s financial position.

Although the Company is in compliance and projects to be in compliance with its material debt and lease covenants through June 30, 2019, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on the Company’s ability to remain in compliance with its covenants. Such uncertainty includes changes in reimbursement patterns, patient admission patterns, bundled payment arrangements, as well as potential changes to the Patient Protection and Affordable Care Act of 2010 currently being considered in Congress, among others.

There can be no assurance that the confluence of these and other factors will not impede the Company’s ability to meet its debt and lease covenants in the future.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)   Significant Transactions and Events

Restructuring Transactions

Overview

During the quarter ended March 31, 2018, the Company entered into a number of agreements, amendments and new financing facilities further described below in an effort to strengthen significantly its capital structure.  In total, the Restructuring Transactions are estimated to reduce the Company’s annual cash fixed charges by approximately $62.0 million beginning in 2018 and provided $70.0 million of additional cash and borrowing availability, increasing the Company’s liquidity and financial flexibility.

In connection with the Restructuring Transactions, the Company entered into a new asset based lending facility agreement, replacing its prior Revolving Credit Facilities, expanding its term loan borrowings, amending its real estate loans with Welltower Inc. (Welltower) while refinancing some of those loan amounts through new real estate loans.  The new asset based lending facility agreement and real estate loans are financed through MidCap Funding IV Trust and MidCap Financial Trust (collectively, MidCap), respectively.  For further information on these debt refinancings, see Note 8 – “Long-Term Debt.”  Also in connection with the Restructuring Transactions, the Company amended the financial covenants in all of its material loan agreements and all but two of its material master leases.  Financial covenants beginning in 2018 were amended to account for changes in the Company’s capital structure as a result of the Restructuring Transactions and to account for the current business climate.

Welltower Master Lease Amendment

On February 21, 2018, the Company entered into a definitive agreement with Welltower to amend the Welltower Master Lease (the Welltower Master Lease Amendment).  The Welltower Master Lease Amendment reduces the Company’s annual base rent payment by $35.0 million effective retroactively as of January 1, 2018, reduces the annual rent escalator from approximately 2.9% to 2.5% on April 1, 2018 and further reduces the annual rent escalator to 2.0% beginning January 1, 2019.  In addition, the Welltower Master Lease Amendment extends the initial term of the master lease by five years to January 31, 2037 and extends the renewal term of the master lease by five years to December 31, 2048.  The Welltower Master Lease Amendment also provides a potential upward rent reset, conditioned upon achievement of certain upside operating metrics, effective January 1, 2023.  If triggered, the incremental rent from the rent reset is capped at $35.0 million.

Omnibus Agreement

On February 21, 2018, the Company entered into an Omnibus Agreement with Welltower and Omega Healthcare Investors, Inc. (Omega), pursuant to which Welltower and Omega committed to provide up to $40.0 million in new term loans and amend the current term loan agreement to, among other things, accommodate a refinancing of the Company’s existing asset based credit facility, in each case subject to certain conditions, including the completion of a restructuring of certain of the Company’s other material debt and lease obligations.

The Omnibus Agreement also provides that upon satisfying certain conditions, including raising new capital that is used to pay down certain indebtedness owed to Welltower and Omega, (a) $50.0 million of outstanding indebtedness owed to Welltower will be written off and (b) the Company may request conversion of not more than $50.0 million of the outstanding balance of the Company’s Welltower Real Estate Loans into equity.  If the proposed equity conversion would result in any adverse REIT qualification, status or compliance consequences to Welltower, then the debt that would otherwise be converted to equity shall instead be converted into a loan incurring paid in kind interest at 2% per annum compounded quarterly, with a term of ten years commencing on the date the applicable conditions precedent to the equity conversion have been satisfied.  Moreover, the Company agreed to support Welltower in connection with the sale of certain of Welltower’s interests in facilities covered by the Welltower Master Lease, including negotiating and entering into definitive new master lease agreements with third party buyers.

In connection with the Omnibus Agreement, the Company agreed to issue warrants to Welltower and Omega to purchase 900,000 shares and 600,000 shares, respectively, of the Company’s Class A Common Stock at an exercise price equal to $1.33 per

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

share.  Issuance of the warrant to Welltower is subject to the satisfaction of certain conditions.  The warrants may be exercised at any time during the period commencing six months from the date of issuance and ending five years from the date of issuance.

HUD Financings

In the three months ended March 31, 2018, the Company completed the financing of one skilled nursing facility with the U.S. Department of Housing and Urban Development (HUD) insured loans.  The total loan amount of the financing was $10.9 million.  Some of the proceeds from the financing were used to retire a real estate loan of $9.9 million. See Note 8 – “Long-Term Debt – Real Estate Loans” and “Long-Term Debt  – HUD Insured Loans.”

(4)   Net Revenues and Accounts Receivable

Revenue Streams

Inpatient Services

The Company generates revenues primarily by providing services to patients within its facilities. The Company uses interdisciplinary teams of experienced medical professionals to provide services prescribed by physicians. These teams include registered nurses, licensed practical nurses, certified nursing assistants and other professionals who provide individualized comprehensive nursing care. Many of the Company’s facilities are equipped to provide specialty care, such as on-site dialysis, ventilator care, cardiac and pulmonary management, as well as standard services, such as room and board, special nutritional programs, social services, recreational activities and related healthcare and other services. The Company assesses collectibility on all accounts prior to providing services.

Rehabilitation Therapy Services

The Company generates revenues by providing rehabilitation therapy services, including speech-language pathology, physical therapy, occupational therapy and respiratory therapy at its skilled nursing facilities and assisted/senior living facilities, as well as facilities of third-party skilled nursing operators and other outpatient settings.  The majority of revenues generated by rehabilitation therapy services rendered are billed to contracted third party providers.

Other Services

The Company generates revenues by providing an array of other specialty medical services, including physician services, staffing services, and other healthcare related services.

Revenue Recognition

The Company generates revenues, primarily by providing healthcare services to its customers. Revenues are recognized when control of the promised good or service is transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled from patients, third-party payers (including government programs and insurers) and others, in exchange for those goods and services.

Performance obligations are determined based on the nature of the services provided.  The majority of the Company’s healthcare services represent a bundle of services that are not capable of being distinct and as such, are treated as a single performance obligation satisfied over time as services are rendered.  The Company also provides certain ancillary services which are not included in the bundle of services, and as such, are treated as separate performance obligations satisfied at a point in time, if and when, those services are rendered.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company determines the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration, such as implicit price concessions.  The Company utilizes the expected value method to determine the amount of variable consideration that should be included to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. Variable consideration also exists in the form of settlements with Medicare and Medicaid as a result of retroactive adjustments due to audits and reviews. The Company applies constraint to the transaction price, such that net revenues are recorded only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenues in the period such variances become known.  Adjustments arising from a change in the transaction price were not significant for the three months ended March 31, 2018.

The Company has elected a practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component due to its expectation that the period between the time the service is provided and the time payment is received will be one year or less.

Adoption of ASC 606

The Company’s adoption of ASC 606 primarily impacts the presentation of revenues due to the inclusion of variable consideration in the form of implicit price concessions contained in certain of its contracts with customers.  Under ASC 606, amounts estimated to be uncollectable are generally considered implicit price concessions that are a direct reduction to net revenues. Prior to adoption of ASC 606, such amounts were classified as provision for losses on accounts receivable.  For the three months ended March 31, 2018, the Company recorded approximately $24.8 million of implicit price concessions as a direct reduction of net revenues that would have been recorded as operating expenses prior to the adoption of ASC 606.  The adoption of ASC 606 is not expected to have a material impact on net income on an ongoing basis. To the extent there are material subsequent events that affect the payor's ability to pay, such amounts are recorded within operating expenses.

At March 31, 2018, the Company recorded $296.0 million as a direct reduction of accounts receivable that would have been reflected as allowance for doubtful accounts in the consolidated balance sheet prior to the adoption of ASC 606.

The Company has reclassified the prior period balance of the provision for losses on accounts receivable of $23.5 million, to other operating expenses in the consolidated statements of operations. This reclassification had no effect on the reported results of operations.

Under ASC 606, the Company recognizes revenue in the statements of operations and contract assets on the consolidated balance sheets only when services have been provided.  Since the Company has performed its obligation under the contract, it has unconditional rights to the consideration recorded as contract assets and therefore classifies those billed and unbilled contract assets as accounts receivable.

Under ASC 606, payments that the Company receives from customers in advance of providing services represent contract liabilities.  Such payments primarily relate to private pay patients, which are billed monthly in advance.  The Company had no material contract liabilities or activity as of and for the three months ended March 31, 2018.

Disaggregation of Revenues

The Company disaggregates revenue from contracts with customers by reportable operating segments and payor type. The Company notes that disaggregation of revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.  The payment terms and conditions within the Company's revenue-generating contracts vary by contract type and payor source.  Payments are generally received within 30 to 60 days after billed.  See Note 6 – “Segment Information.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The composition of net revenues by payor type and operating segment for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three months ended March 31, 2018
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$251,225		$22,483		$—		$273,708
Medicaid	621,433		575		—		622,008
Insurance	143,006		6,514		—		149,520
Private	86,662	(1)	160		—		86,822
Third party providers	—		110,691		23,109		133,800
Other	18,005	(2)	3,408	(2)	13,801	(3)	35,214
Total net revenues	$1,120,331		$143,831	.	$36,910		$1,301,072

	Three months ended March 31, 2017 (4)
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$284,910		$25,979		$—		$310,889
Medicaid	642,687		587		—		643,274
Insurance	149,896		6,253		—		156,149
Private	99,600	(1)	189		—		99,789
Third party providers	—		118,629		24,371		143,000
Other	18,833	(2)	4,050	(2)	13,148	(3)	36,031
Total net revenues	$1,195,926		$155,687		$37,519		$1,389,132
(1)

Includes Assisted/Senior living revenue of $23.5 million and $24.0 million for the three months ended March 31, 2018 and 2017, respectively.  Such amounts do not represent contracts with customers under ASC 606.

(2)	Primarily consists of revenue from Veteran Affairs and administration of third party facilities.
(3)	Includes net revenues from all payors generated by the other services, excluding third party providers.
(4)	The Company adopted the new revenue standard using the modified retrospective transition method. As a result, the prior period amounts have not been adjusted.

(5)Loss Per Share

The Company has three classes of common stock.  Classes A and B are identical in economic and voting interests.  Class C has a 1:1 voting ratio with the other two classes, representing the voting interests of the noncontrolling interest of the legacy FC-GEN Operations Investment, LLC (FC-GEN) owners. Class C common stock is a participating security; however, it shares in a de minimis economic interest and is therefore excluded from the denominator of the basic earnings (loss) per share (EPS) calculation.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands, except per share data):

	Three months ended March 31,
	2018	2017
Numerator:
Loss from continuing operations	$(108,673)	$(83,592)
Less: Net loss attributable to noncontrolling interests	(40,135)	(32,852)
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(68,538)	$(50,740)
Loss from discontinued operations, net of taxes	—	(21)
Net loss attributable to Genesis Healthcare, Inc.	$(68,538)	$(50,761)
Denominator:
Weighted-average shares outstanding for basic and diluted net loss per share	98,252	91,880
Basic and diluted net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(0.70)	$(0.55)
Loss from discontinued operations, net of taxes	-	(0.00)
Net loss attributable to Genesis Healthcare, Inc.	$(0.70)	$(0.55)

The following were excluded from the computation of diluted net loss per common share in the three months ended March 31, 2018 and 2017, as their inclusion would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2018	2017
	Anti-dilutive	Anti-dilutive
	shares	shares
Exchange of noncontrolling interests	61,465	62,835
Employee and director unvested restricted stock units	366	1,550
Convertible note	—	3,000
Stock Warrants	1,073	—

The combined impact of the assumed conversion to common stock and related tax implications attributable to the noncontrolling interest, the grants under the 2015 Omnibus Equity Incentive Plan, and the stock warrants are anti-dilutive to EPS because the Company is in a net loss position for the three months ended March 31, 2018. As of March 31, 2018, there were 60.7 million units attributable to the noncontrolling interests outstanding.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)Segment Information

The Company has three reportable operating segments: (i) inpatient services; (ii) rehabilitation therapy services; and (iii) other services.

A summary of the Company’s segmented revenues follows (in thousands, except percentages):

	Three months ended March 31,
	2018		2017		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$1,095,220	84.1%	$1,169,925	84.2%	$(74,705)	(6.4)%
Assisted/Senior living facilities	23,586	1.8%	23,952	1.7%	(366)	(1.5)%
Administration of third party facilities	2,252	0.2%	2,433	0.2%	(181)	(7.4)%
Elimination of administrative services	(727)	—%	(384)	—%	(343)	89.3%
Inpatient services, net	1,120,331	86.1%	1,195,926	86.1%	(75,595)	(6.3)%

Rehabilitation therapy services:
Total therapy services	236,577	18.2%	256,217	18.4%	(19,640)	(7.7)%
Elimination intersegment rehabilitation therapy services	(92,746)	(7.1)%	(100,530)	(7.2)%	7,784	(7.7)%
Third party rehabilitation therapy services	143,831	11.1%	155,687	11.2%	(11,856)	(7.6)%

Other services:
Total other services	48,508	3.7%	46,046	3.3%	2,462	5.3%
Elimination intersegment other services	(11,598)	(0.9)%	(8,527)	(0.6)%	(3,071)	36.0%
Third party other services	36,910	2.8%	37,519	2.7%	(609)	(1.6)%

Net revenues	$1,301,072	100.0%	$1,389,132	100.0%	$(88,060)	(6.3)%

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Company’s unaudited condensed consolidated statement of operations follows (in thousands):

	Three months ended March 31, 2018
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,121,058	$236,577	$48,475	$33	$(105,071)	$1,301,072
Salaries, wages and benefits	507,030	199,831	28,909	—	—	735,770
Other operating expenses	455,801	14,416	19,014	—	(105,071)	384,160
General and administrative costs	—	—	—	39,875	—	39,875
Lease expense	32,434	—	327	310	—	33,071
Depreciation and amortization expense	44,330	3,194	169	3,810	—	51,503
Interest expense	93,619	14	9	21,395	—	115,037
Loss on early extinguishment of debt	—	—	—	10,286	—	10,286
Investment income	—	—	—	(1,047)	—	(1,047)
Other (income) loss	(10)	—	78	—	—	68
Transaction costs	—	—	—	12,095	—	12,095
Long-lived asset impairments	28,360	—	—	—	—	28,360
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(154)	374	220
(Loss) income before income tax expense	(40,506)	19,122	(31)	(86,537)	(374)	(108,326)
Income tax expense	—	—	—	347	—	347
(Loss) income from continuing operations	$(40,506)	$19,122	$(31)	$(86,884)	$(374)	$(108,673)

	Three months ended March 31, 2017
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,196,310	$256,217	$45,796	$250	$(109,441)	$1,389,132
Salaries, wages and benefits	581,423	212,752	30,319	—	—	824,494
Other operating expenses	438,844	21,337	15,081	—	(109,441)	365,821
General and administrative costs	—	—	—	45,086	—	45,086
Lease expense	35,317	7	295	481	—	36,100
Depreciation and amortization expense	55,980	3,747	167	4,475	—	64,369
Interest expense	103,317	14	9	21,414	—	124,754
Investment income	—	—	—	(1,109)	—	(1,109)
Other loss (income)	8,543	732	—	(241)	—	9,034
Transaction costs	—	—	—	3,025	—	3,025
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(568)	434	(134)
(Loss) income before income tax expense	(27,114)	17,628	(75)	(72,313)	(434)	(82,308)
Income tax expense	—	—	—	1,284	—	1,284
(Loss) income from continuing operations	$(27,114)	$17,628	$(75)	$(73,597)	$(434)	$(83,592)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the segment assets as of March 31, 2018 compared to December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Inpatient services	$4,229,207	$4,303,370
Rehabilitation therapy services	355,532	351,711
Other services	51,039	50,127
Corporate and eliminations	135,761	82,657
Total assets	$4,771,539	$4,787,865

The following table presents segment goodwill as of March 31, 2018 compared to December 31, 2017 (in thousands):

	Inpatient	Rehabilitation Therapy Services	Other Services	Consolidated
Balance at December 31, 2017
Goodwill	351,470	73,814	11,828	437,112
Accumulated impairment losses	(351,470)	—	—	(351,470)
	$—	$73,814	$11,828	$85,642
Balance at March 31, 2018
Goodwill	351,470	73,814	11,828	437,112
Accumulated impairment losses	(351,470)	—	—	(351,470)
	$—	$73,814	$11,828	$85,642

(7)Property and Equipment

Property and equipment consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Land, buildings and improvements	$493,425	$591,022
Capital lease land, buildings and improvements	736,391	752,657
Financing obligation land, buildings and improvements	2,505,773	2,525,551
Equipment, furniture and fixtures	431,800	453,230
Construction in progress	34,623	30,294
Gross property and equipment	4,202,012	4,352,754
Less: accumulated depreciation	(989,856)	(939,155)
Net property and equipment	$3,212,156	$3,413,599

At March 31, 2018, the Company classified the property and equipment of 23 skilled nursing facilities that qualified as assets held for sale.  The total net reduction of property and equipment of $119.6 million was primarily classified in the “Land, buildings and improvements” line item.  See Note 15 – “Assets Held for Sale.”

In the three months ended March 31, 2018, the Company amended one of its master lease agreements resulting in a net capital lease asset write-down of $18.2 million.   See Note 3 – “Significant Transactions and Events – Welltower Master Lease Amendment.”

In the three months ended March 31, 2018, the Company recognized an impairment charge of $28.4 million on its property and equipment.  See Note 14 – “Asset Impairment Charges - Long-Lived Assets with a Definite Useful Life.”  The impairment was recorded as a $25.4 million increase to accumulated depreciation and a write-off of land under “Financing obligation land, buildings and improvements” of $3.0 million.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(8)   Long-Term Debt

Long-term debt at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Asset based lending facilities, net of debt issuance costs of $13,376 and $0 at March 31, 2018 and December 31, 2017, respectively	$368,874	$—
Revolving credit facilities, net of debt issuance costs of $0 and $10,109 at March 31, 2018 and December 31, 2017, respectively	—	303,091
Term loan agreements, net of debt issuance costs of $2,728 and $3,020 and debt premium balance of $13,579 and $0 at March 31, 2018 and December 31, 2017, respectively	178,508	120,706
Real estate loans, net of debt issuance costs of $6,098 and $3,486 and debt premium balance of $36,240 and $0 at March 31, 2018 and December 31, 2017, respectively	292,579	281,039
HUD insured loans, net of debt issuance costs of $5,222 and $5,590 at March 31, 2018 and December 31, 2017, respectively	184,545	263,827
Notes payable	82,962	68,122
Mortgages and other secured debt (recourse)	12,199	12,536
Mortgages and other secured debt (non-recourse), net of debt issuance costs of $211 and $99 at March 31, 2018 and December 31, 2017, respectively	27,582	27,978
	1,147,249	1,077,299
Less: Current installments of long-term debt	(30,082)	(26,962)
Long-term debt	$1,117,167	$1,050,337

Asset Based Lending Facilities

On March 6, 2018, the Company entered into a new asset based lending facility agreement with MidCap.  The agreement provides for a $555 million asset based lending facility comprised of (a) a $325 million first lien term loan facility, (b) a $200 million first lien revolving credit facility and (c) a $30 million delayed draw term loan facility (collectively, the ABL Credit Facilities).  The commitments under the delayed draw loan facility will be reduced to $20 million in the year 2020.

The ABL Credit Facilities have a five-year term set to mature on March 6, 2023.  The ABL Credit Facilities include a springing maturity clause that would accelerate its maturity 90 days prior to the maturity of the Term Loan Agreements, Welltower Real Estate Loans or MidCap Real Estate Loans, in the event those agreements are not extended or refinanced.  Proceeds were used to replace and repay in full the Company’s existing $525 million Revolving Credit Facilities.

$58.0 million of the proceeds received under the ABL Credit Facilities were deposited in a restricted account.  This amount is pledged to cash collateralize letters of credit previously issued under the Revolving Credit Facilities. The Company has classified this deposit as restricted cash and equivalents on the consolidated balance sheets at March 31, 2018.

Borrowings under the term loan and revolving credit facility components of the ABL Credit Facilities bear interest at a 90-day LIBOR rate (subject to a floor of 0.5%) plus an applicable margin of 6%.  Borrowings under the delayed draw component bear interest at a 90-day LIBOR rate (subject to a floor of 1%) plus an applicable margin of 11%. Borrowing levels under the term loan and revolving credit facility components of the ABL Credit Facilities are limited to a borrowing base that is computed based upon the level of eligible accounts receivable.

In addition to paying interest on the outstanding principal borrowed under the revolving credit facility, the Company is required to pay a commitment fee to the lenders for any unutilized commitments.  The commitment fee rate equals 0.5% per annum on the revolving credit facility and 2% on the delayed draw term loan facility.  The Company will be charged a letters of credit fee equal to 6% on any undrawn letters of credit.

The term loan facility and revolving credit facility include a termination fee equal to 2% if the loans are prepaid within the first year, 1% if the loans are prepaid after year one and before year two, and 0.5% thereafter.  The term loan facility and revolving credit

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

facility include an exit fee equal to $1.6 million and $1.0 million, respectively, due and payable on the earlier of the loans retirement or on the maturity date.

The ABL Credit Facilities contain representations and warranties, affirmative covenants, negative covenants, financial covenants and events of default and security interests that are customarily required for similar financings.  Financial covenants include a minimum consolidated fixed charge coverage ratio, a maximum leverage ratio and minimum liquidity.

Borrowings and interest rates under the ABL Credit Facilities were as follows at March 31, 2018 (dollars in thousands):

			Weighted
			Average
ABL Credit Facilities	Commitment	Borrowings	Interest
Term loan facility	$325,000	$325,000	8.31%
Revolving credit facility (Non-HUD)	155,000	39,592	8.31%
Revolving credit facility (HUD)	45,000	17,658	8.31%
Delayed draw facility	30,000	—	13.31%
	$555,000	$382,250	8.31%

As of March 31, 2018, the Company had a total borrowing base capacity of $484.8 million with outstanding borrowings under the ABL Credit Facilities of $382.3 million, leaving the Company with approximately $102.5 million of available borrowing capacity under the ABL Credit Facilities.

Revolving Credit Facilities

Prior to March 6, 2018, the Company’s Revolving Credit Facilities, as amended, consisted of a senior secured, asset-based revolving credit facility of up to $525.0 million under two separate tranches:  Tranche A-1 and HUD Tranche and were set to mature on February 2, 2020.  Interest accrued at a per annum rate equal to either (x) a base rate (calculated as the highest of the (i) prime rate, (ii) the federal funds rate plus 3.00%, or (iii) LIBOR plus the excess of the applicable margin between LIBOR loans and base rate loans) plus an applicable margin or (y) LIBOR plus an applicable margin.  The applicable margin was based on the level of commitments for both tranches, and in regards to LIBOR loans (i) for Tranche A-1 ranges from 3.00% to 3.50%; and (ii) for HUD Tranche ranges from 2.50% to 3.00%.  The applicable margin was based on the level of commitments for both tranches, and in regards to base rate loans (i) for Tranche A-1 ranges from 2.00% to 2.50% and (ii) for HUD Tranche ranges from 2.00% to 2.50%.

Term Loan Agreements

The Company and certain of its affiliates, including FC-GEN (the Borrower) are party to a four-year term loan agreement (the Term Loan Agreement) with an affiliate of Welltower and an affiliate of Omega.  The Term Loan Agreement originally provided for term loans (the Term Loans) in the aggregate principal amount of $120.0 million, with scheduled annual amortization of 2.5% of the initial principal balance in years one, two and three, and 5.0% in year four.  On March 6, 2018, the Company entered into an amendment to the Term Loans (the Term Loan Amendment) pursuant to which the Company borrowed an additional $40 million to be used for certain debt repayment and general corporate purposes (the 2018 Term Loan). The Term Loan Agreement continues to have a maturity date of July 29, 2020. The 2018 Term Loan bears interest at a rate equal to 10.0% per annum, with up to 5% per annum to be paid in kind.  The Term Loan Amendment also changes the interest rate applicable to the Term Loans to be equal to 14% per annum, with up to 9% per annum to be paid in kind. As of March 31, 2018, the Term Loans and 2018 Term Loan had an outstanding principal balance of $167.7 million.  Among other things, the Term Loan Amendment eliminates any principal amortization payments on any of the loans prior to maturity and modifies the financial covenants beginning in 2018.

The Term Loan Agreement is secured by a first priority lien on the equity interests of the subsidiaries of the Company and the Borrower as well as certain other assets of the Company, the Borrower and their subsidiaries, subject to certain exceptions.  The Term Loan Agreement is also secured by a junior lien on the assets that secure the ABL Credit Facilities on a first priority basis.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Welltower and Omega, or their respective affiliates, are each currently landlords under certain master lease agreements to which the Company and/or its affiliates are tenants.

The Term Loan Agreement contains financial, affirmative and negative covenants, and events of default that are customary for debt securities of this type.  Financial covenants include four maintenance covenants which require the Company to maintain a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures.  The most restrictive financial covenant is the maximum leverage ratio which requires the Company to maintain a leverage ratio, as defined therein, of no more than 9.0 to 1.0 through December 31, 2018 and decreasing by 0.25 annually to 8.5 to 1.0 beginning in 2020.

The Term Loan Agreement includes a non-cash debt premium balance of $13.6 million at March 31, 2018.  As the terms under the Term Loan Amendment were negotiated and executed at the same time as other Welltower amendments included in the Restructuring Transactions (i.e. the Real Estate Loan Amendments and Welltower Master Lease Amendment), U.S. GAAP requires the Company record interest expense for each instrument at a rate equal to the combined effective interest rate rather than the stated interest rate of each instrument individually.  The effective interest rate was calculated by measuring the aggregate cash flows payable to Welltower under the combined amended agreements compared to the carrying value of the original obligations on March 6, 2018.  Since the combined effective interest rate of all the Restructuring Transactions involving Welltower of approximately 7.5% is lower than the Term Loan Amendment weighted interest rate of 13.0%, the Company recorded a debt premium, which was offset by a corresponding discount on the Welltower financing obligation, and will amortize over the life of the Term Loan Amendment.  See Note 10 – “Financing Obligation.”

Real Estate Loans

On March 30, 2018, the Company entered into two real estate loans with MidCap (MidCap Real Estate Loans) with combined available proceeds of $75.0 million, $73.0 million of which was drawn as of March 31, 2018.  The MidCap Real Estate Loans are secured by 18 skilled nursing facilities and are subject to a five-year term maturing on March 30, 2023.  The maturity of the MidCap Real Estate Loans will accelerate in the event the ABL Credit Facilities are repaid in full and terminated.  The loans, which are interest only in the first year, are subject to an annual interest rate equal to LIBOR (subject to a floor of 1.5%) plus an applicable margin of 5.85%.  Beginning April 1, 2019, mandatory principal payments shall commence with the balance of the loans to be repaid at maturity.  Proceeds from the MidCap Real Estate Loans were used to repay partially the Welltower Real Estate Loans (defined below).

The Company is subject to multiple real estate loan agreements with Welltower (Welltower Real Estate Loans).  The Welltower Real Estate Loans are subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and/or refinance of the underlying facilities such net proceeds are required to be used to repay the outstanding principal balance of the Welltower Real Estate Loans.  Each Welltower Real Estate Loan has a maturity date of January 1, 2022 and had a 10.25% interest rate beginning January 1, 2018.

On February 21, 2018, the Company entered into amendments to the Welltower Real Estate Loans (the Real Estate Loan Amendments).  The Real Estate Loan Amendments adjust the annual interest rate beginning February 15, 2018 to 12%, of which 7% will be paid in cash and 5% will be paid in kind.  In connection with the Real Estate Loan Amendments, the Company agreed to make commercially reasonable efforts to secure commitments by April 1, 2018 to repay no less than $105 million of the Welltower Real Estate Loan obligations.  As of April 1, 2018, the Company secured repayments or commitments totaling approximately $87 million.  As a result, the annual cash component of the interest payments will be increased by approximately $2.0 million with a corresponding decrease in the paid in kind component of interest.  At March 31, 2018, the Welltower Real Estate Loans are secured by a mortgage lien on the real property and a second lien on certain receivables of the operators of the 15 remaining facilities subject to the Welltower Real Estate Loans.  In the three months ended March 31, 2018, the Welltower Real Estate Loans were paid down $69.7 million using proceeds from the MidCap Real Estate Loans.  The Welltower Real Estate Loans have an outstanding principal balance of $209.6 million at March 31, 2018.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Welltower Real Estate Loans include a non-cash debt premium balance of $36.2 million at March 31, 2018.  As the terms under the Real Estate Loan Amendments were negotiated and executed at the same time as other Welltower amendments included in the Restructuring Transactions (i.e. the Term Loan Amendment and Welltower Master Lease Amendment), U.S. GAAP requires the Company record interest expense for each instrument at a rate equal to the combined effective interest rate rather than the stated interest rate of each instrument individually.  The effective interest rate was calculated by measuring the aggregate cash flows payable to Welltower under the combined amended agreements compared to the carrying value of the original obligations on March 6, 2018.  Since the combined effective interest rate of all the Restructuring Transactions involving Welltower of approximately 7.5% is lower than the Real Estate Loan Amendments weighted interest rate of 12.0%, the Company recorded a debt premium, which was offset by a corresponding discount on the Welltower financing obligation, and will amortize over the life of the Real Estate Loan Amendments.  See Note 10 – “Financing Obligation.”

Thirteen skilled nursing facilities subject to the Welltower Real Estate Loans, balances included in the disclosures noted above, were reclassified as assets held for sale in the consolidated balance sheets at March 31, 2018. These 13 skilled nursing facilities had an aggregate principal balance of $108.0 million, of which $20.1 million will be retired using proceeds from the sale and are classified as held for sale.  The sale is expected to be completed in the second or third quarter of 2018.  See Note 15 – “Assets Held for Sale.”

On April 1, 2016, the Company acquired one skilled nursing facility and entered into a $9.9 million real estate loan (the Other Real Estate Loan).  On February 22, 2018, the skilled nursing facility subject to the Other Real Estate Loan was refinanced through a HUD insured loan.  Some of the proceeds from the refinancing were used to payoff fully the Other Real Estate Loan.

HUD Insured Loans

As of March 31, 2018, the Company has 31 skilled nursing facility loans insured by HUD with a combined aggregate principal balance of $279.0 million, which includes a $13.5 million debt premium on 10 skilled nursing facility loans established in purchase accounting in 2015.  In the three months ended March 31, 2018, one skilled nursing facility was financed with a HUD insured loan for $10.9 million using some of the proceeds to retire the Other Real Estate Loan.

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

All HUD insured loans are non-recourse loans to the Company. All loans are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of March 31, 2018, the Company has total escrow reserve funds of $23.0 million with the loan servicer that are reported within prepaid expenses.

The HUD loans of nine skilled nursing facilities, balances included in the disclosures noted above, were reclassified as assets held for sale in the consolidated balance sheets at March 31, 2018. These nine skilled nursing facilities had an aggregate principal balance of $88.9 million, net of debt issuance costs and debt premiums, and aggregate escrow reserve funds of $8.8 million.  The nine skilled nursing facilities are expected to be sold in the second or third quarter of 2018.  See Note 15 – “Assets Held for Sale.”

Notes Payable

On January 17, 2018, the Company converted $19.6 million of its trade payables into a short-term notes payable.  The note will be repaid in equal monthly installments through December 2018 at an annual interest rate of 5.75%.  The note has an outstanding balance of $14.8 million at March 31, 2018.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with Welltower’s sale of 64 skilled nursing facilities to Second Spring Healthcare Investments (Second Spring) on November 1, 2016, the Company issued a note totaling $51.2 million to Welltower.  The note accrues cash interest at 3% and paid-in-kind interest at 7%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every May 1 and November 1.  The note matures on October 30, 2020.  The note has an outstanding accreted balance of $55.5 million at March 31, 2018.

In connection with Welltower’s sale of 28 skilled nursing facilities to Cindat Best Years Welltower JV LLC (CBYW) on December 23, 2016, the Company issued two notes totaling $23.7 million to Welltower.  The first note has an initial principal balance of $11.7 million and accrues cash interest at 3% and paid-in-kind interest at 7%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every June 15 and December 15.  The note matures on December 15, 2021.  The note has an outstanding accreted principal balance of $12.7 million at March 31, 2018.  The second note had an initial principal balance of $12.0 million and was converted into 3.0 million shares of common stock on November 13, 2017 and cancelled.

Other Debt

Mortgages and other secured debt (recourse). The Company carries mortgage loans and notes payable on certain of its corporate office buildings and other acquired assets.  The loans are secured by the underlying real property and have fixed or variable rates of interest with a weighted average interest rate of 3.6% at March 31, 2018, with maturity dates ranging from 2018 to 2020.

Mortgages and other secured debt (non-recourse). Loans are carried by certain of the Company’s consolidated joint ventures.  The loans consist principally of revenue bonds and secured bank loans.  Loans are secured by the underlying real and personal property of individual facilities and have fixed or variable rates of interest with a weighted average interest rate of 4.7% at March 31, 2018.  Maturity dates range from 2023 to 2034.  Loans are labeled “non-recourse” because neither the Company nor any of its wholly owned subsidiaries is obligated to perform under the respective loan agreements.  The aggregate principal balance of these loans includes a $1.6 million debt premium on one debt instrument.   The Company’s consolidated current installment of long-term debt decreased $10.9 million due to the reclassification of a non-recourse loan to long term upon the completion of a refinancing in March 2018.

Debt Covenants

The ABL Credit Facilities, the Term Loan Agreement and the Welltower Real Estate Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, minimum liquidity and maximum capital expenditures.  At March 31, 2018, the Company was in compliance with its financial covenants contained in the Credit Facilities.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The maturity of total debt of $1,122.6 million, excluding debt issuance costs and other non-cash debt discounts and premiums, at March 31, 2018 is as follows (in thousands):

Twelve months ended March 31,
2019	$30,116
2020	7,008
2021	230,663
2022	208,781
2023	466,006
Thereafter	180,011
Total debt maturity	$1,122,585

(9)   Leases and Lease Commitments

The Company leases certain facilities under capital and operating leases.  Future minimum payments for the next five years and thereafter under such leases at March 31, 2018 are as follows (in thousands):

Twelve months ended March 31,	Capital Leases	Operating Leases
2019	$93,130	$120,024
2020	91,097	117,641
2021	93,038	117,443
2022	95,066	108,377
2023	97,143	86,007
Thereafter	3,463,866	235,472
Total future minimum lease payments	3,933,340	$784,964
Less amount representing interest	(2,920,945)
Capital lease obligation	1,012,395
Less current portion	(2,411)
Long-term capital lease obligation	$1,009,984

Capital Lease Obligations

The capital lease obligations represent the present value of future minimum lease payments under such capital lease and cease to use arrangements and bear a weighted average imputed interest rate of 10.0% at March 31, 2018, and mature at dates ranging from 2026 to 2048.

Deferred Lease Balances

At March 31, 2018 and December 31, 2017, the Company had $32.7 million and $34.9 million, respectively, of favorable leases net of accumulated amortization, included in identifiable intangible assets, and $14.3 million and $15.5 million, respectively, of unfavorable leases net of accumulated amortization included in other long-term liabilities on the consolidated balance sheet.  Favorable and unfavorable lease assets and liabilities arise through the acquisition of operating leases in place that requires those contracts be recorded at their then fair value.  The fair value of a lease is determined through a comparison of the actual rental rate with rental rates prevalent for similar assets in similar markets.  A favorable lease asset to the Company represents a rental stream that is below market, and conversely an unfavorable lease is one with its cost above market rates.  These assets and liabilities amortize as lease expense over the remaining term of the respective leases on a straight-line basis.  At March 31, 2018 and December 31, 2017, the Company had $28.0 million and $28.7 million, respectively, of deferred straight-line rent balances included in other long-term liabilities on the consolidated balance sheet.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company has master lease agreements with Welltower, Sabra Health Care REIT, Inc. (Sabra) and Omega (collectively, the Master Lease Agreements).  The Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity.  At March 31, 2018, the Company is in compliance with the financial covenants contained in the Master Lease Agreements.

The Company has a master lease agreement with Second Spring involving 64 of its facilities.  The Company did not meet a financial covenant contained in this master lease agreement at March 31, 2018.  The Company received a waiver for this covenant through March 31, 2018 and an agreement to waive this covenant under certain conditions through March 31, 2019.

The Company has a master lease agreement with CBYW involving 28 of its facilities.  The Company did not meet certain financial covenants contained in this master lease agreement at March 31, 2018.  The Company received a waiver for these covenant breaches through October 24, 2019.

At March 31, 2018, the Company did not meet certain financial covenants contained in seven leases related to 45 of its facilities.  The Company is and expects to continue to be current in the timely payment of its obligations under such leases. These leases do not have cross default provisions, nor do they trigger cross default provisions in any of the Company’s other loan or lease agreements.  The Company will continue to work with the related credit parties to amend such leases and the related financial covenants.  The Company does not believe the breach of such financial covenants at March 31, 2018 will have a material adverse impact on it.  The Company has been afforded certain cure rights to such defaults by posting collateral in the form of additional letters of credit or security deposit.

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

(10)Financing Obligation

Financing obligations represent the present value of future minimum lease payments under such lease arrangements and bear a weighted average imputed interest rate of approximately 9.0% at March 31, 2018 compared to a weighted average imputed interest rate of 10.6% at December 31, 2017, and mature at dates ranging from 2021 to 2048.

The Welltower Master Lease Amendment includes a non-cash financing obligation discount balance of $49.8 million at March 31, 2018.  As the terms under the Welltower Master Lease Amendment were negotiated and executed at the same time as other Welltower amendments included in the Restructuring Transactions (i.e. the Term Loan Amendment and Real Estate Loan Amendment), U.S. GAAP requires the Company record interest expense for each instrument at a rate equal to the combined effective interest rate rather than the stated interest rate of each instrument individually.  The effective interest rate was calculated by measuring the aggregate cash flows payable to Welltower under the combined amended agreements compared to the carrying value of the original obligations on March 6, 2018.  Since the combined effective interest rate of all the Restructuring Transactions

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

involving Welltower of approximately 7.5% is higher than the Welltower Master Lease Amendment weighted interest rate of approximately 7.0%, the Company recorded a financing obligation discount, which was offset by a corresponding premium on each of the Welltower Real Estate Loans and Term Loan Amendment, and will amortize over the life of the Welltower Master Lease Amendment.  See Note 8 – “Long-Term Debt – Term Loan Agreements” and “Long-Term Debt  – Real Estate Loans.”

Future minimum payments for the next five years and thereafter under leases classified as financing obligations at March 31, 2018 are as follows (in thousands):

Twelve months ended March 31,
2019	$244,126
2020	248,709
2021	253,654
2022	254,756
2023	254,224
Thereafter	7,043,409
Total future minimum lease payments	8,298,878
Less amount representing interest	(5,426,402)
Financing obligations	$2,872,476
Less current portion	(1,930)
Long-term financing obligations	$2,870,546

(11)Income Taxes

The Company effectively owns 61.9% of FC-GEN, an entity taxed as a partnership for U.S. income tax purposes.  This is the Company’s only source of taxable income.  FC-GEN is subject to income taxes in several U.S. state and local jurisdictions.  The income taxes assessed by these jurisdictions are included in the Company’s tax provision, but at its 61.9% ownership of FC-GEN.

For the three months ended March 31, 2018, the Company recorded income tax expense of $0.3 million from continuing operations, representing an effective tax rate of (0.3)%, compared to income tax benefit of $1.3 million from continuing operations, representing an effective tax rate of (1.6)%, for the same period in 2017.

The change in the effective tax rate for the three months ended March 31, 2018, is attributable to a reduced projected change in the Company’s hanging credit deferred tax liability compared to the prior period that is the result of the goodwill impairment recorded against the inpatient services business in the third quarter of 2017.

The Company continues to assess the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard.  Management had previously determined that the Company would not realize its deferred tax assets and established a valuation allowance against the deferred tax assets.  As of March 31, 2018, management has determined that the valuation allowance is still necessary.

The Company’s Bermuda captive insurance company is expected to generate positive U.S. federal taxable income in 2018, with no net operating loss to offset its taxable income.  The captive also does not have any tax credits to offset its U.S. federal income tax.  For the three months ended March 31, 2018, the captive insurance company’s current and deferred income taxes comprised the most significant portion of the Company’s overall tax provision.

The Company provides rehabilitation therapy services within the People’s Republic of China and Hong Kong.  At March 31, 2018, these business operations do not comprise a significant portion of the Company’s overall operating results.  Management does not anticipate these operations will generate taxable income in the near term.  The operations currently do not have a material effect on the Company’s effective tax rate.

The SEC issued Staff Accounting Bulletin No. 118 (SAB 118) on December 23, 2017.  SAB 118 provides a one-year measurement period from a registrant’s reporting period that includes the Tax Reform Act enactment date to allow the registrant

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740.  In addition to the aforementioned impacts to the Company's consolidated financial statements as of December 31, 2017, the Tax Reform Act could have other impacts on the Company in the future. The Company's federal net operating losses that have been incurred prior to December 31, 2017 will continue to have a 20-year carryforward limitation applied and will need to be evaluated for recoverability in the future as such. For net operating losses created after December 31, 2017, the net operating losses will have an indefinite life, but usage will be limited to 80% of taxable income in any given year. The Company has estimated the impact of the Tax Reform Act on state income taxes reflected in its income tax expense for the three months ended March 31, 2018.  Reasonable estimates for the Company’s state and local provision were made based on the Company's analysis of tax reform. These provisional amounts may be adjusted in future periods during 2018 when additional information is obtained. Additional information that may affect the Company's provisional amounts would include further clarification and guidance on how the Internal Revenue Service (IRS) will implement tax reform and further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on our state and local income tax returns, state and local net operating losses and corresponding valuation allowances.

Exchange Rights and Tax Receivable Agreement

The owners of FC-GEN have the right to exchange their membership units in FC-GEN,  along with an equivalent number of Class C shares, for shares of Class A common stock of the Company or cash, at the Company’s option.  As a result of such exchanges, the Company’s membership interest in FC-GEN would increase and its purchase price would be reflected in its share of the tax basis of FC-GEN’s tangible and intangible assets.  Any resulting increases in tax basis are likely to increase tax depreciation and amortization deductions and, therefore, reduce the amount of income tax the Company would otherwise be required to pay in the future.  Any such increase would also decrease gain (or increase loss) on future dispositions of the affected assets.  There were exchanges of 830,082 FC-GEN units and Class C shares in the three months ended March 31, 2018 equating to 830,224 Class A shares.  The exchanges during the three months ended March 31, 2018 resulted in a $5.5 million internal revenue code (IRC) Section 754 tax basis step-up in the tax deductible goodwill of FC-GEN.  There were exchanges of 1,648,869 FC-GEN units and Class C shares during the three months ended March 31, 2017 equating to 1,649,153 Class A shares.  The exchanges during the three months ended March 31, 2017 resulted in a $10.9 million IRC Section 754 tax basis step-up in the tax deductible goodwill of FC-GEN.

The Company has a tax receivable agreement (TRA) with the owners of FC-GEN.  The agreement provides for the payment by the Company to the owners of FC-GEN of 90% of the cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of (i) the increases in tax basis attributable to the owners of FC-GEN and (ii) tax benefits related to imputed interest deemed to be paid by the Company as a result of the TRA.  Under the TRA, the benefits deemed realized by the Company as a result of the increase in tax basis attributable to the owners of FC-GEN generally will be computed by comparing the actual income tax liability of the Company to the amount of such taxes that the Company would have been required to pay had there been no such increase in tax basis.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The reserves for loss for workers’ compensation risks are discounted based on actuarial estimates. The discount rate for the current policy year is 1.48%. The discount rates are based upon the risk-free rate for the appropriate duration for the respective policy year. The removal of discounting would have resulted in an increased reserve for workers’ compensation risks of $7.0 million and $6.7 million as of March 31, 2018 and December 31, 2017, respectively. The reserves for general and professional liability are recorded on an undiscounted basis.

For the three months ended March 31, 2018 and 2017, the provision for general and professional liability risk totaled $28.1 million and $34.5 million, respectively.  The reserves for general and professional liability were $454.8 million and $442.9 million as of March 31, 2018 and December 31, 2017, respectively.

For the three months ended March 31, 2018 and 2017, the provision for workers’ compensation risk totaled $15.3 million and $17.2 million, respectively.  The reserves for workers’ compensation risks were $174.5 million and $174.6 million as of March 31, 2018 and December 31, 2017, respectively.

Health Insurance

The Company offers employees an option to participate in self-insured health plans.  Health insurance claims are paid as they are submitted to the plans’ administrators.  The Company maintains an accrual for claims that have been incurred but not yet reported to the plans’ administrators and therefore have not yet been paid.  This accrual for incurred but not yet reported claims was $18.6 million and $17.5 million as of March 31, 2018 and December 31, 2017, respectively.  The liability for the self-insured health plan is recorded in accrued compensation in the consolidated balance sheets.  Although management believes that the amounts provided in the Company’s consolidated financial statements are adequate and reasonable, there can be no assurances that the ultimate liability for such self-insured risks will not exceed management’s estimates.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

pending investigation, litigation or other proceedings could require the Company to make substantial settlement payments and result in its incurring substantial costs.

(13)Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash and equivalents,  investments in marketable securities, accounts receivable, accounts payable and current and long-term debt.

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

The tables below present the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$57,705	$57,705	$—	$—
Restricted cash and equivalents	64,402	64,402	—	—
Restricted investments in marketable securities	126,083	126,083	—	—
Total	$248,190	$248,190	$—	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$54,525	$54,525	$—	$—
Restricted cash and equivalents	4,113	4,113	—	—
Restricted investments in marketable securities	126,116	126,116	—	—
Total	$184,754	$184,754	$—	$—

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company places its cash and cash equivalents, restricted cash and equivalents and restricted investments in marketable securities in quality financial instruments and limits the amount invested in any one institution or in any one type of instrument.  The Company has not experienced any significant losses on such investments.

Debt Instruments

The table below shows the carrying amounts and estimated fair values of the Company’s primary long-term debt instruments (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Asset based lending facilitites	$368,874	$368,874	$—	$—
Revolving credit facilities	—	—	303,091	303,091
Term loan agreements	178,508	178,508	120,706	120,706
Real estate bridge loans	292,579	292,579	281,039	281,039
HUD insured loans	184,545	183,712	263,827	250,768
Notes payable	82,962	82,962	68,122	68,122
Mortgages and other secured debt (recourse)	12,199	12,199	12,536	12,536
Mortgages and other secured debt (non-recourse)	27,582	27,582	27,978	27,978
	$1,147,249	$1,146,416	$1,077,299	$1,064,240

The fair value of debt is based upon market prices or is computed using discounted cash flow analysis, based on the Company’s estimated borrowing rate at the end of each fiscal period presented.  The Company believes this approach approximates the exit price notion of fair value measurement and the inputs to the pricing models qualify as Level 2 measurements.

Non-Recurring Fair Value Measures

The Company recently applied the fair value measurement principles to certain of its non-recurring nonfinancial assets in connection with an impairment test.

The following tables presents the Company’s hierarchy for nonfinancial assets measured at fair value on a non-recurring basis (in thousands):

		Impairment Charges -
	Carrying Value	Three months ended
	March 31, 2018	March 31, 2018
Assets:
Property and equipment, net	$3,212,156	$28,360
Goodwill	85,642	—
Intangible assets, net	138,186	—

		Impairment Charges -
	Carrying Value	Three months ended
	December 31, 2017	March 31, 2017
Assets:
Property and equipment, net	$3,413,599	$—
Goodwill	85,642	—
Intangible assets, net	142,976	—

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

(14)Asset Impairment Charges

Long-Lived Assets with a Definite Useful Life

In each quarter, the Company’s long-lived assets with a definite useful life are tested for impairment at the lowest levels for which there are identifiable cash flows.  The Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived assets and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived assets.  The cash flow period was based on the remaining useful lives of the primary asset in each long-lived asset group, principally a building in the inpatient segment and customer relationship assets in the rehabilitation therapy services segment.  During the three months ended March 31, 2018 and 2017, the Company recognized impairment charges in the inpatient segment totaling $28.4 million and $0.0 million, respectively.

(15)Assets Held for Sale

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

In the first quarter of 2018, the Company identified a disposal group of 23 skilled nursing facilities operated by the Company in the state of Texas that qualified as assets held for sale.  The Company entered into a purchase and sale agreement to sell the facilities for $120.0 million.  The transaction will mark an exit from the inpatient business in Texas.  Thirteen of the facilities are subject to Welltower Real Estate Loans, nine of the facilities are subject to HUD-insured loans and one facility is leased and accounted for as a financing obligation.  Closing is subject to licensure and other regulatory approvals and expected to occur in the second or third quarter of 2018.  The disposal group does not meet the criteria as a discontinued operation.  No gain or loss was recognized in the statements of operations for the disposal group.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the major classes of assets and liabilities included as part of the disposal group (in thousands):

March 31, 2018
Current assets:
Prepaid expenses	$8,821
Long-term assets:
Property and equipment, net of accumulated depreciation of $23,390	119,596
Total assets	$128,417
Current liabilities:
Current installments of long-term debt	$2,097
Long-term liabilities:
Long-term debt	107,231
Financing obligations	19,670
Total liabilities	$128,998

(16)Related Party Transactions

The Company provides rehabilitation services to certain facilities owned and operated by a customer in which certain members of the Company’s board of directors beneficially own an ownership interest.  These services resulted in net revenue of $32.9 million and $37.7 million in the three months ended March 31, 2018 and 2017, respectively.  The services resulted in net accounts receivable balances of $32.0 million at March 31, 2018 and December 31, 2017.  These accounts receivable balances are net of a $55.0 million reserve recorded in 2017.  The Company deemed this reserve prudent giving the delays in collection on account of this related party customer.  The reserve represents the judgment of management, and does not indicate a forgiveness of any amount of the outstanding accounts receivable owed by this related party customer.  The Company is monitoring the financial condition of this customer and will adjust the reserve levels accordingly as new information about their outlook is available.

Effective May 1, 2016, the Company completed the sale of its hospice and home health operations to FC Compassus LLC for $72.0 million in cash and a $12.0 million interest-bearing note.  Certain members of the Company’s board of directors indirectly beneficially hold ownership interests in FC Compassus LLC totaling less than 10% in the aggregate. The combined note and accrued interest balance of $16.4 million remains outstanding at March 31, 2018.  On May 1, 2016, the Company entered into preferred provider and affiliation agreements with FC Compassus LLC.  Fees for these services amounted to $3.2 million and $2.7 million in the three months ended March 31, 2018 and 2017, respectively.

(17)   Subsequent Events

The Company divested five skilled nursing facilities on April 1, 2018.  All five of the skilled nursing facilities, three located in Massachusetts and two located in Kentucky, were terminated from their respective master lease agreements with Sabra.  The five skilled nursing facilities generated annual revenues of $28.5 million and pre-tax net loss of $2.9 million.  The Company recognized a gain of $0.3 million, which is included in other loss on the consolidated statements of operations.

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

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than  statements or characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” “pursue,” “plans” or “prospect,” or the negative or other variations thereof or comparable terminology. They include, but are not limited to, statements about the Company’s expectations and beliefs regarding its future operations and financial performance. Historical results may not indicate future performance. Our forward-looking statements are based on current expectations and projections about future events, and there can be no assurance that they will be achieved or occur, in whole or in part, in the timeframes anticipated by the Company or at all. Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified and, consequently, the actual performance of the Company may differ materially from that expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, particularly in Item 1A, “Risk Factors,” which was filed with the SEC on March 16, 2018 (the Annual Report), as well as others that are discussed in this Form 10-Q. These risks and uncertainties could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. Our business is also subject to the risks that affect many other companies, such as employment relations, natural disasters, general economic conditions and geopolitical events. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price. Any forward-looking statements contained herein are made only as of the date of this report. The Company disclaims any obligation to update the forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements.

Business Overview

Genesis is a healthcare services company that through its subsidiaries owns and operates skilled nursing facilities, assisted living facilities and a rehabilitation therapy business.  We have an administrative services company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services.  At March 31, 2018, we provided inpatient services through 469 skilled nursing, senior/assisted living and behavioral health centers located in 30 states.  Revenues of our owned, leased and otherwise consolidated centers constitute approximately 86% of our revenues.

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

Recent Transactions and Events

Restructuring Transactions

Overview

During the quarter ended March 31, 2018, we entered into a number of agreements, amendments and new financing facilities further described below (the Restructuring Transactions) in an effort to strengthen significantly our capital structure.  In total, the Restructuring Transactions are estimated to reduce our annual cash fixed charges by approximately $62.0 million beginning in 2018 and provided $70.0 million of additional cash and borrowing availability, increasing our liquidity and financial flexibility.

In connection with the Restructuring Transactions, we entered into a new asset based lending facility agreement, replacing our prior revolving credit facilities (the Revolving Credit Facilities) and eliminating its forbearance agreement.  Also in connection with the Restructuring Transactions, we amended the financial covenants in all of our material loan agreements and all but two of our material master leases.  Financial covenants beginning in 2018 were amended to account for changes in our capital structure as a result of the Restructuring Transactions and to account for the current business climate.  We received waivers from the counterparties to two of our material master leases, for which agreements to amend financial covenants were not attained, with respect to compliance with financial covenants from December 31, 2017 through at least March 31, 2019.

The new asset based lending facility agreement and real estate loans are financed through MidCap Funding IV Trust and MidCap Financial Trust (collectively, MidCap), respectively.

Asset Based Lending Facilities

On March 6, 2018, we entered into a new asset based lending facility agreement with MidCap.  The agreement provides for a $555 million asset based lending facility comprised of (a) a $325 million first lien term loan facility, (b) a $200 million first lien revolving credit facility and (c) a $30 million delayed draw term loan facility (collectively, the ABL Credit Facilities).

The ABL Credit Facilities have a five year term and proceeds were used to replace and repay in full our existing $525 million Revolving Credit Facilities scheduled to mature on February 2, 2020.  The ABL Credit Facilities include a springing maturity clause that would accelerate its maturity 90 days prior to the maturity of the Term Loan Agreements, Welltower Real Estate Loans or MidCap Real Estate Loans, in the event those agreements are not extended or refinanced.

Borrowings under the term loan and revolving credit facility components of the ABL Credit Facilities bear interest at a 90-day LIBOR rate (subject to a floor of 0.5%) plus an applicable margin of 6%.  Borrowings under the delayed draw component bear interest at a 90-day LIBOR rate (subject to a floor of 1%) plus an applicable margin of 11%. Borrowing levels under the term loan and revolving credit facility components of the ABL Credit Facilities are limited to a borrowing base that is computed based upon the level of eligible accounts receivable.

The ABL Credit Facilities contain representations and warranties, affirmative covenants, negative covenants, financial covenants and events of default and security interests that are customarily required for similar financings.

Term Loan Amendment

On March 6, 2018, we entered into an amendment to the term loan with affiliates of Welltower Inc. (Welltower) and Omega Healthcare Investors, Inc. (Omega) (the Term Loan Amendment) pursuant to which we borrowed an additional $40 million to be used for certain debt repayment and general corporate purposes (the 2018 Term Loan).

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

Welltower Master Lease Amendment

On February 21, 2018, we entered into a definitive agreement with Welltower to amend the Welltower Master Lease (the Welltower Master Lease Amendment).  The Welltower Master Lease Amendment reduces our annual base rent payment by $35.0 million effective retroactively as of January 1, 2018, reduces the annual rent escalator from approximately 2.9% to 2.5% on April 1, 2018 and further reduces the annual rent escalator to 2.0% beginning January 1, 2019.  In addition, the Welltower Master Lease Amendment extends the initial term of the master lease by five years to January 31, 2037 and extends the renewal term of the master lease by five years to December 31, 2048.  The Welltower Master Lease Amendment also provides a potential upward rent reset, conditioned upon achievement of certain upside operating metrics, effective January 1, 2023.  If triggered, the incremental rent from the rent reset is capped at $35.0 million.

Omnibus Agreement

On February 21, 2018, we entered into an Omnibus Agreement with Welltower and Omega, pursuant to which Welltower and Omega committed to provide up to $40.0 million in new term loans and amend the current term loan to, among other things, accommodate a refinancing of our existing asset based credit facility, in each case subject to certain conditions, including the completion of a restructuring of certain of our other material debt and lease obligations.  See Term Loan Amendment above.

The Omnibus Agreement also provides that upon satisfying certain conditions, including raising new capital that is used to pay down certain indebtedness owed to Welltower and Omega, (a) $50.0 million of outstanding indebtedness owed to Welltower will be written off and (b) we may request conversion of not more than $50.0 million of the outstanding balance of our Welltower real estate loans into equity.  If the proposed equity conversion would result in any adverse REIT qualification, status or compliance consequences to Welltower, then the debt that would otherwise be converted to equity shall instead be converted into a loan incurring paid in kind interest at 2% per annum compounded quarterly, with a term of ten years commencing on the date the applicable conditions precedent to the equity conversion have been satisfied.  Moreover, we agreed to support Welltower in connection with the sale of certain of Welltower’s interests in facilities covered by the Welltower Master Lease, including negotiating and entering into definitive new master lease agreements with third party buyers.

In connection with the Omnibus Agreement, we agreed to issue warrants to Welltower and Omega to purchase 900,000 shares and 600,000 shares, respectively, of our Class A Common Stock at an exercise price equal to $1.33 per share.  Issuance of the warrant to Welltower is subject to the satisfaction of certain conditions.  The warrants may be exercised at any time during the period commencing six months from the date of issuance and ending five years from the date of issuance.

Welltower Real Estate Loans Amendment

On February 21, 2018, we entered into an amendment (the Real Estate Loan Amendments) to the Welltower real estate loan (Welltower Real Estate Loans) agreements.  The Real Estate Loan Amendments adjust the annual interest rate beginning February 15, 2018 to 12%, of which 7% will be paid in cash and 5% will be paid in kind.  Previously, these loans carried a 10.25% cash pay interest rate that increased by 0.25% annually on January 1.

In connection with the Real Estate Loan Amendments, we agreed to make commercially reasonable efforts to secure commitments by April 1, 2018 to repay no less than $105.0 million of the Welltower Real Estate Loans.  In the event we are unsuccessful securing such commitments or otherwise reducing the outstanding obligation of the Welltower Real Estate Loans, the cash pay component of the interest rate will be increased by approximately $2 million annually while the paid in kind component of the interest rate will be decreased by a corresponding amount.  As of April 1, 2018, we secured repayments or commitments totaling approximately $87 million.

MidCap Real Estate Loans

On March 30, 2018, we entered into two real estate loans with MidCap (MidCap Real Estate Loans) with combined available proceeds of $75.0 million, $73.0 million of which was drawn as of March 31, 2018.  The MidCap Real Estate Loans are secured by 18 skilled nursing facilities and are subject to a five-year term maturing on March 30, 2023.  The maturity of the MidCap Real Estate Loans will accelerate in the event the ABL Credit Facilities are repaid in full and terminated.  The loans, which are interest only in the first year, are subject to an annual interest rate equal to LIBOR (subject to a floor of 1.5%) plus an applicable margin of 5.85%.  Beginning April 1, 2019, mandatory principal payments shall commence with the balance of the loans to be repaid at maturity.  Proceeds from the MidCap Real Estate Loans were used to repay partially the Welltower Real Estate Loans.

Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue

Centers for Medicare and Medicaid Services (CMS) Proposed Rules

On April 27, 2018, CMS released proposed payment and quality measures rules for skilled nursing facilities prospective payment services (SNF PPS) Medicare Part A fee for services. CMS will accept public comments on the proposed revisions through June 26, 2018. Final rules are expected to be released the end of July 2018.  Under current law, CMS has to finalize these rules 60-days before the start of the federal fiscal year (October 1, 2018). The proposed rules address three specific issue areas, discussed below, related to fiscal year 2019 requirements. Additionally, the proposed rule introduced changes in the payment and case-mix methodology for Part A skilled nursing services, which the agency is considering to implement no sooner than the beginning of fiscal year 2020 (October 1, 2019).

Skilled Nursing Facility Medicare Part A Payment Rates

The proposed rule establishes a market basket increase of 2.4% as mandated under the Bipartisan Budget Act of 2018 effective October 1, 2018. Reimbursement for fiscal year 2019 will be based on the current payment methodology using the Resource Utilization Group, Version IV (RUG-IV) model with no significant changes in the patient classification system.

Skilled Nursing Facility Quality Measures:

Current performance measures mandated for the skilled nursing facility Quality Reporting Program (QRP) for fiscal year 2019 were established in the final SNF PPS rules adopted on August 4, 2017. The proposed rules summarize these requirements and solicit comments on the appropriateness of the current measures. No additional requirements are proposed for this fiscal year.

Skilled Nursing Facility Value-Based Purchasing Program (SNF-VBP Program)

The Protecting Access to Medicare Act of 2014 (PAMA), enacted on April 1, 2014, authorized a SNF-VBP Program that requires CMS to adopt a SNF-VBP Program payment adjustment for skilled nursing facilities effective October 1, 2018.  In the fiscal year 2018 SNF PPS final rules issued by CMS on August 4, 2017, detailed instructions were provided for the SNF-VBP Program.  The SNF PPS final rule adopts the Skilled Nursing Facility Readmission Measure as the skilled nursing facility 30-day all-cause readmission measure for the SNF-VBP Program.  The proposed rules reiterate these instructions and affirm that effective October 1, 2018, skilled nursing facilities will experience a 2% withhold to fund the incentive payment pool. Simultaneously, based upon performance, skilled nursing facilities will have an opportunity to have their reimbursement rates adjusted for incentive payments based on their performance under the SNF-VBP Program.

All skilled nursing facilities will receive two scores, one for achievement and the other for improvement of their hospital readmission measure over the designated reporting period. All skilled nursing facilities will be ranked from high to low based on the higher of the two scores. The highest ranked facilities will receive the highest payments, and the lowest ranked facilities will receive payments that are less than what they otherwise would have received without the SNF-VBP Program.

New Patient-Driven Payment Model (PDPM)

In the proposed skilled nursing facility rules, CMS proposed to replace the existing case-mix classification methodology, the RUG-IV model, with a revised case mix methodology called the Patient Driven Payment Model (PDPM). The proposed rules indicate an implementation date for these changes effective October 1, 2019. The PDPM is a variation of the proposed Resident Classification System Version 1 (RCS-1) concept that was the subject of an Advanced Notice of Proposed Rulemaking issued by CMS during 2017.  Like the RCS-I proposal, the PDPM is expected to better account for patient characteristics by relating payment to patients' conditions and clinical needs rather than on volume-based services.   The PDPM is required to be budget neutral relative to the current RUG-IV model such that aggregate Medicare outlays to skilled nursing facilities is not intended to change.  The new model is designed to more accurately reflect resource utilization without incentivizing inappropriate care delivery.

Decisions Regarding Skilled Nursing Facility Payment

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

Requirements of Participation

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

The regulations became effective on November 28, 2016. CMS is implementing the regulations using a phased approach. The phases are as follows:

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

The total costs associated with implementing the new regulations have been absorbed into our general operating costs.  Failure to comply with the new regulations could result in exclusion from the Medicare and Medicaid programs and have an adverse impact on our business, financial condition or results of operations.  We have substantially complied with the regulations imposed through the Phase 1 and Phase 2 implementation.

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

“Therapist Efficiency” is computed by dividing billable labor minutes related to patient care by total labor minutes for the period.

Key performance and valuation measures for our businesses are set forth below, followed by a comparison and analysis of our financial results:

	Three months ended March 31,
	2018	2017
Financial Results (in thousands)
Net revenues	$1,301,072	$1,389,132
EBITDA	58,214	106,815
Adjusted EBITDAR	150,618	165,690
Adjusted EBITDA	117,547	129,590
Net loss attributable to Genesis Healthcare, Inc.	(68,538)	(50,761)

INPATIENT SEGMENT:

	Three months ended March 31,
	2018	2017
Occupancy Statistics - Inpatient
Available licensed beds in service at end of period	54,554	57,394
Available operating beds in service at end of period	52,419	55,376
Available patient days based on licensed beds	4,909,860	5,165,460
Available patient days based on operating beds	4,718,119	4,984,784
Actual patient days	4,006,121	4,264,825
Occupancy percentage - licensed beds	81.6%	82.6%
Occupancy percentage - operating beds	84.9%	85.6%
Skilled mix	20.1%	20.6%
Average daily census	44,512	47,387
Revenue per patient day (skilled nursing facilities)
Medicare Part A	$526	$523
Insurance	458	449
Private and other	335	312
Medicaid	224	217
Medicaid (net of provider taxes)	204	197
Weighted average (net of provider taxes)	$276	$271
Patient days by payor (skilled nursing facilities)
Medicare	450,022	508,636
Insurance	314,827	328,612
Total skilled mix days	764,849	837,248
Private and other	236,095	279,384
Medicaid	2,805,552	2,944,333
Total Days	3,806,496	4,060,965
Patient days as a percentage of total patient days (skilled nursing facilities)
Medicare	11.8%	12.5%
Insurance	8.3%	8.1%
Skilled mix	20.1%	20.6%
Private and other	6.2%	6.9%
Medicaid	73.7%	72.5%
Total	100.0%	100.0%
Facilities at end of period
Skilled nursing facilities
Leased	359	368
Owned	44	60
Joint Venture	5	5
Managed *	35	34
Total skilled nursing facilities	443	467
Total licensed beds	54,483	57,252
Assisted/Senior living facilities:
Leased	19	19
Owned	4	4
Joint Venture	1	1
Managed	2	2
Total assisted/senior living facilities	26	26
Total licensed beds	2,209	2,182
Total facilities	469	493

Total Jointly Owned and Managed— (Unconsolidated)	15	15

REHABILITATION THERAPY SEGMENT**:

	Three months ended March 31,
	2018	2017
Revenue mix %:
Company-operated	38%	38%
Non-affiliated	62%	62%
Sites of service (at end of period)	1,460	1,575
Revenue per site	$156,874	$156,555
Therapist efficiency %	68%	69%

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

We use Non-GAAP Financial Measures primarily as performance measures and believe that the GAAP financial measure most directly comparable to them is net loss attributable to Genesis Healthcare, Inc. We use Non-GAAP Financial Measures to assess the value of our business and the performance of our operating businesses, as well as the employees responsible for operating such businesses. Non-GAAP Financial Measures are useful in this regard because they do not include such costs as interest expense, income taxes and depreciation and amortization expense which may vary from business unit to business unit depending upon such factors as the method used to finance the original purchase of the business unit or the tax law in the state in which a business unit operates. By excluding such factors when measuring financial performance, many of which are outside of the control of the employees responsible for operating our business units, we are better able to evaluate value and the operating performance of the business unit and the employees responsible for business unit performance. Consequently, we use these Non-GAAP Financial Measures to determine the extent to which our employees have met performance goals, and therefore the extent to which they may or may not be eligible for incentive compensation awards.

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

Although we use Non-GAAP Financial Measures as financial measures to assess value and the performance of our business, the use of these Non-GAAP Financial Measures is limited because they do not consider certain material costs necessary to operate the business.  These costs include our lease expense (only in the case of EBITDAR and Adjusted EBITDAR), the cost to service debt, the depreciation and amortization associated with our long-lived assets, losses on early extinguishment of debt, transaction costs, long-lived asset impairment charges, federal and state income tax expenses, the operating results of our discontinued businesses and the income or loss attributable to noncontrolling interests.  Because Non-GAAP Financial Measures do not consider these important elements of our cost structure, a user of our financial information who relies on Non-GAAP Financial Measures as the only measures of our performance could draw an incomplete or misleading conclusion regarding our financial performance. Consequently, a user of our financial information should consider net loss attributable to Genesis Healthcare, Inc. as an important measure of our financial performance because it provides the most complete measure of our performance.

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

We use the following Non-GAAP Financial Measures that we believe are useful to investors as key valuation and operating performance measures:

EBITDA

We believe EBITDA is useful to an investor in evaluating our operating performance because it helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (interest expense) and our asset base (depreciation and amortization expense) from our operating results.  In addition, financial covenants in our debt agreements use EBITDA as a measure of compliance.

Adjustments to EBITDA

We adjust EBITDA when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance, in the case of Adjusted EBITDA. We believe that the presentation of Adjusted EBITDA, when combined with GAAP net loss attributable to Genesis Healthcare, Inc., and EBITDA, is beneficial to an investor’s complete understanding of our operating performance. In addition, such adjustments are substantially similar to the adjustments to EBITDA provided for in the financial covenant calculations contained in our lease and debt agreements.

We adjust EBITDA for the following items:

•

Loss on early extinguishment of debt. We recognize losses on the early extinguishment of debt when we refinance our debt prior to its original term, requiring us to write-off any unamortized deferred financing fees.  We exclude the effect of losses or gains recorded on the early extinguishment of debt because we believe these gains and losses do not accurately reflect the underlying performance of our operating businesses.

•

Other loss.  We primarily use this income statement caption to capture gains and losses on the sale or disposition of assets.  We exclude the effect of such gains and losses because we believe they do not accurately reflect the underlying performance of our operating businesses.

•

Transaction costs. In connection with our restructuring, acquisition and disposition transactions, we incur costs consisting of investment banking, legal, transaction-based compensation and other professional service costs.  We exclude restructuring, acquisition and disposition related transaction costs expensed during the period because we believe these costs do not reflect the underlying performance of our operating businesses.

•

Long-lived asset impairments.  We exclude non-cash long-lived asset impairment charges because we believe including them does not reflect the ongoing performance of our operating businesses.  Additionally, such impairment charges represent accelerated depreciation expense, and depreciation expense is also excluded from EBITDA.

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

•

Stock-based compensation.  We exclude stock-based compensation expense because it does not result in an outlay of cash and such non-cash expenses do not reflect the underlying performance of our operating businesses.

•

Other Items.  From time to time we incur costs or realize gains that we do not believe reflect the underlying performance of our operating businesses.  In the current reporting period, we incurred the following expenses that we believe are non-recurring in nature and do not reflect the ongoing operating performance of our operating businesses.

(1)

Regulatory defense and related costs – We exclude the costs of investigating and defending the inherited legal matters associated with prior transactions .  We believe these costs are non-recurring in nature as they will no longer be recognized following the final settlement of these matters. Also, we do not believe the excluded costs reflect the underlying performance of our operating businesses.

Adjusted EBITDAR

We use Adjusted EBITDAR as one measure in determining the value of prospective acquisitions or divestitures.  Adjusted EBITDAR is also a commonly used measure to estimate the enterprise value of businesses in the healthcare industry.  In addition, financial covenants in our lease agreements use Adjusted EBITDAR as a measure of compliance.

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

The following table provides a reconciliation of the non-GAAP valuation measurement Adjusted EBITDAR from net loss attributable to Genesis Healthcare, Inc., the most directly comparable financial measure presented in accordance with GAAP (in thousands):

	Three months ended March 31,
	2018	2017

Net loss attributable to Genesis Healthcare, Inc.	$(68,538)	$(50,761)
Adjustments to compute Adjusted EBITDAR:
Loss from discontinued operations, net of taxes	—	21
Net loss attributable to noncontrolling interests	(40,135)	(32,852)
Depreciation and amortization expense	51,503	64,369
Interest expense	115,037	124,754
Income tax expense	347	1,284
Lease expense	33,071	36,100
Loss on early extinguishment of debt	10,286	—
Other loss	68	9,034
Transaction costs	12,095	3,025
Long-lived asset impairments	28,360	—
Severance and restructuring	2,841	4,180
Losses of newly acquired, constructed, or divested businesses	3,100	3,993
Stock-based compensation	2,427	2,286
Regulatory defense and other related costs (1)	156	257
Adjusted EBITDAR	$150,618	$165,690

The following table provides a reconciliation of the non-GAAP performance measurement EBITDA and Adjusted EBITDA from net loss attributable to Genesis Healthcare, Inc., the most directly comparable financial measure presented in accordance with GAAP (in thousands):

	Three months ended March 31,
	2018	2017

Net loss attributable to Genesis Healthcare, Inc.	$(68,538)	$(50,761)
Adjustments to compute EBITDA:
Loss from discontinued operations, net of taxes	—	21
Net loss attributable to noncontrolling interests	(40,135)	(32,852)
Depreciation and amortization expense	51,503	64,369
Interest expense	115,037	124,754
Income tax expense	347	1,284
EBITDA	58,214	106,815
Adjustments to compute Adjusted EBITDA:
Loss on early extinguishment of debt	10,286	—
Other loss	68	9,034
Transaction costs	12,095	3,025
Long-lived asset impairments	28,360	—
Severance and restructuring	2,841	4,180
Losses of newly acquired, constructed, or divested businesses	3,100	3,993
Stock-based compensation	2,427	2,286
Regulatory defense and other related costs (1)	156	257
Adjusted EBITDA	$117,547	$129,590

Additional lease payments not included in GAAP lease expense	77,932	86,624

Results of Operations

Same-store Presentation

We continue to execute on a strategic plan which includes expansion in core markets and operating segments which we believe will enhance the value of our business in the ever-changing landscape of national healthcare.  We are also focused on “right-sizing” our operations to fit that new environment and to divest underperforming and non-strategic assets, many of which came to us as part of larger acquisitions in recent years to achieve the net overall growth strategy.

We define our same-store inpatient operations as those skilled nursing and assisted living centers which have been operated by us, in a steady-state, for each comparable period in this Results of Operations discussion.  We exclude from that definition those skilled nursing and assisted living facilities recently acquired that were not operated by us for the entire period, as well as those that were divested prior to or during the most recent period presented.  In cases where we are developing new skilled nursing or assisted living centers, those operations are excluded from our “same-store” inpatient operations until the revenue driven by operating patient census is stable in the comparable periods.

Since the nature of our rehabilitation therapy services operations experiences high volume of both new and terminated contracts in an annual cycle, and the scale and significance of those contracts can be very different to both the revenue and operating expenses of that business, a same-store presentation based solely on the contract or gym count does not provide an accurate depiction of the business.  Accordingly, we do not reference same-store figures in this MD&A with regard to that business.

The volume of services delivered in our other services businesses can also be affected by strategic transactional activity.  To the extent there are businesses to be excluded to achieve same-store comparability those will be noted in the context of the Results of Operations discussion.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers and all related amendments (ASC 606).  The requirements of ASC 606 were effective for us beginning January 1, 2018 and were applied using the modified retrospective method.  Because prior year periods were not restated through this methodology, the new presentation could affect the direct, same-store comparability of revenue and operating expense, however, there is no impact to comparability of EBITDA for all periods presented.  See Note 4 – “Net Revenues and Accounts Receivable.”  The impact of the adoption of ASC 606 will be noted in these Results of Operations where comparability issues exist.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

A summary of our unaudited results of operations for the three months ended March 31, 2018 as compared with the same period in 2017 follows (in thousands, except percentages):

	Three months ended March 31,
	2018		2017		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$1,095,220	84.1%	$1,169,925	84.2%	$(74,705)	(6.4)%
Assisted/Senior living facilities	23,586	1.8%	23,952	1.7%	(366)	(1.5)%
Administration of third party facilities	2,252	0.2%	2,433	0.2%	(181)	(7.4)%
Elimination of administrative services	(727)	—%	(384)	—%	(343)	89.3%
Inpatient services, net	1,120,331	86.1%	1,195,926	86.1%	(75,595)	(6.3)%

Rehabilitation therapy services:
Total therapy services	236,577	18.2%	256,217	18.4%	(19,640)	(7.7)%
Elimination intersegment rehabilitation therapy services	(92,746)	(7.1)%	(100,530)	(7.2)%	7,784	(7.7)%
Third party rehabilitation therapy services	143,831	11.1%	155,687	11.2%	(11,856)	(7.6)%

Other services:
Total other services	48,508	3.7%	46,046	3.3%	2,462	5.3%
Elimination intersegment other services	(11,598)	(0.9)%	(8,527)	(0.6)%	(3,071)	36.0%
Third party other services	36,910	2.8%	37,519	2.7%	(609)	(1.6)%

Net revenues	$1,301,072	100.0%	$1,389,132	100.0%	$(88,060)	(6.3)%

	Three months ended March 31,
	2018		2017		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
EBITDA:
Inpatient services	$97,443	8.7%	$132,183	11.0%	$(34,740)	(26.3)%
Rehabilitation therapy services	22,330	9.4%	21,389	8.3%	941	4.4%
Other services	147	0.3%	101	0.2%	46	45.5%
Corporate and eliminations	(61,706)	—%	(46,858)	—%	(14,848)	31.7%
EBITDA	$58,214	4.5%	$106,815	7.7%	$(48,601)	(45.5)%

A summary of our unaudited condensed consolidating statement of operations follows (in thousands):

	Three months ended March 31, 2018
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,121,058	$236,577	$48,475	$33	$(105,071)	$1,301,072
Salaries, wages and benefits	507,030	199,831	28,909	—	—	735,770
Other operating expenses	455,801	14,416	19,014	—	(105,071)	384,160
General and administrative costs	—	—	—	39,875	—	39,875
Lease expense	32,434	—	327	310	—	33,071
Depreciation and amortization expense	44,330	3,194	169	3,810	—	51,503
Interest expense	93,619	14	9	21,395	—	115,037
Loss on early extinguishment of debt	—	—	—	10,286	—	10,286
Investment income	—	—	—	(1,047)	—	(1,047)
Other (income) loss	(10)	—	78	—	—	68
Transaction costs	—	—	—	12,095	—	12,095
Long-lived asset impairments	28,360	—	—	—	—	28,360
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(154)	374	220
(Loss) income before income tax expense	(40,506)	19,122	(31)	(86,537)	(374)	(108,326)
Income tax expense	—	—	—	347	—	347
(Loss) income from continuing operations	$(40,506)	$19,122	$(31)	$(86,884)	$(374)	$(108,673)

	Three months ended March 31, 2017
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,196,310	$256,217	$45,796	$250	$(109,441)	$1,389,132
Salaries, wages and benefits	581,423	212,752	30,319	—	—	824,494
Other operating expenses	438,844	21,337	15,081	—	(109,441)	365,821
General and administrative costs	—	—	—	45,086	—	45,086
Lease expense	35,317	7	295	481	—	36,100
Depreciation and amortization expense	55,980	3,747	167	4,475	—	64,369
Interest expense	103,317	14	9	21,414	—	124,754
Investment income	—	—	—	(1,109)	—	(1,109)
Other loss (income)	8,543	732	—	(241)	—	9,034
Transaction costs	—	—	—	3,025	—	3,025
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(568)	434	(134)
(Loss) income before income tax expense	(27,114)	17,628	(75)	(72,313)	(434)	(82,308)
Income tax expense	—	—	—	1,284	—	1,284
(Loss) income from continuing operations	$(27,114)	$17,628	$(75)	$(73,597)	$(434)	$(83,592)

Net Revenues

Net revenues for the three months ended March 31, 2018 decreased by $88.1 million, or 6.3%, as compared with the three months ended March 31, 2017.

Inpatient Services – Revenue decreased $75.6 million, or 6.3%, in the three months ended March 31, 2018 as compared with the same period in 2017. On a same-store basis, excluding 31 divested underperforming facilities and the development of one additional facility on comparability, and the $21.1 million revenue reduction for the adoption of ASC 606, inpatient services revenue declined $16.3 million, or 1.4%.  This same-store decrease is principally due to a decline in the occupancy and skilled mix of legacy Genesis inpatient facilities, partially offset by increased payment rates.  We attribute the decline in occupancy and skilled mix principally to the impact of healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payers and conveners to divert certain skilled nursing referrals to home health or other community based care settings.

For an expanded discussion regarding the factors influencing our census decline, see Item 1, “Business – Recent Legislative, Regulatory and other Governmental Actions Affecting Revenue” in our Annual Report on Form 10-K filed with the SEC, as well as “Key Performance and Valuation Measures” in this MD&A for quantification of the census trends and revenue per patient day.

Rehabilitation Therapy Services – Revenue decreased $11.9 million, or 7.6% comparing the three months ended March 31, 2018 with the same period in 2017.  Of that decrease, $23.4 million is due to lost contract business, offset by $18.4 million attributed to new contracts.  The adoption of ASC 606 resulted in a reduction of revenue of $3.3 million.  The remaining decrease of $3.6 million is principally due to reduced volume of services provided to existing customers due to the reduction in lengths of stay and skilled patient populations impacting the entire industry, and partially offset with price increases to certain existing customers.

Other Services – Revenue decreased $0.6 million, or 1.6% in the three months ended March 31, 2018 as compared with the same period in 2017. Our other services revenue, comprised mainly of our physician services and staffing services businesses, was flat period over period, with the impact of the adoption of ASC 606 resulting in the net decrease of revenue.

EBITDA

EBITDA for the three months ended March 31, 2018 decreased by $48.6 million, or 45.5%, as compared with the three months ended March 31, 2017.  Excluding the impact of loss on extinguishment of debt, other loss (income), transaction costs and long-lived asset impairments, EBITDA decreased $9.9 million, or 8.3% when compared with the same period in 2017.  The adoption of ASC 606 did not affect comparability of EBITDA or EBITDA as adjusted among the periods presented. The contributing factors for this net decrease are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDA decreased by $34.7 million, or 26.3% for the three months ended March 31, 2018 as compared with the same period in 2017.  Excluding the impact of other loss and long-lived asset impairments, EBITDA as adjusted decreased $14.9 million, or 10.6% when compared with the same period in 2017.  On a same store basis, the inpatient EBITDA as adjusted decreased $14.1 million.  Of that same-store decline, our self-insurance programs resulted in an increase of $11.6 million EBITDA as adjusted in the three months ended March 31, 2018 as compared with the same period in 2017.  While our self-insurance programs are performing as anticipated with reduced volumes related to the implementation of our portfolio optimization strategies and within normal claims reporting patterns of our same-store operations, we are also seeing reduced pressures in particular in our general and professional liability claims experience.  We believe this is due to the combination of tort reforms in key states that have had historically high rates of claims volume and severity as well as a recognition by the plaintiffs firms that this industry cannot sustain the level of claims historically brought by them.  Reductions in salaries, wages and benefits, beyond those related to self-insured workers compensation and health benefits, are principally attributed to the transition from in-house to fully outsourced dietary support functions in the second fiscal quarter of 2017. That transition resulted in a shift of a commensurate amount of cost to purchased services expense in other operating expenses.  On a same-store basis, lease expense for the three months ended March 31, 2018 as compared with the same period in 2017 decreased $2.1 million.  This reduction is principally due to the benefit of one-quarter of the Sabra rent reduction, offset by the non-cash straight-line adjustments to those operating leases.  See “Restructuring Transactions – Sabra Master Leases” in this MD&A.  The remaining $27.8 million decrease in EBITDA, as adjusted, of the segment is attributed to the continued pressures on skilled mix and overall occupancy of our inpatient facilities described above under “Net Revenues,” and accelerating nursing wage inflation.  Nursing wage inflation increased 2.6% in the three months ended March 31, 2018 as compared with the same period in 2017.

Rehabilitation Therapy Services – EBITDA increased by $0.9 million, or 4.4%, for the three months ended March 31, 2018 as compared with the same period in 2017.  Excluding the impact of other loss EBITDA as adjusted increased $0.2 million, or 0.9% when compared with the same period in 2017.  Lost therapy contracts exceeded new contracts by $0.7 million, and contraction of services to existing customers referenced above in “Net Revenues” resulted in an additional decrease in EBITDA as adjusted of $1.3 million.  Startup losses of our operations in China for the three months ended March 31, 2018 decreased $1.1 million as compared with the same period in 2017.  The remaining increase of EBITDA as adjusted of $1.1 million is principally attributed to overhead cost reductions, favorable average costs of labor and rate increases, partially offset by therapist efficiency which declined to 67.7% in the three months ended March 31, 2018 compared with 68.7% in the comparable period in the prior year.

Currently, we operate through affiliates in China a total of twelve locations comprised of the three rehabilitation clinics in Guangzhou, Shanghai and Hong Kong, a rehabilitation facility, and inpatient and outpatient rehabilitation services in seven hospital joint ventures and one nursing home.  Startup and development costs of these Chinese ventures are expected to exceed revenues in fiscal 2018.

Other Services — EBITDA remained flat for the three months ended March 31, 2018 as compared with the same period in 2017.

Corporate and Eliminations — EBITDA decreased $14.8 million, or 31.7%, for the three months ended March 31, 2018 as compared with the same period in 2017.  EBITDA of our corporate function includes other income, charges, gains or losses associated with transactions that in our chief operating decision maker’s view are outside of the scope of our reportable segments.  These other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $19.6 million of the net decrease in EBITDA.  Corporate overhead costs decreased $5.2 million, or 11.6%, in the three months ended March 31, 2018 as compared with the same period in 2017. This decrease is principally due to the focus on cost containment to address market pressures on our business. The remaining decrease in EBITDA of $0.4 million is primarily the result of a reduction in investment earnings from our unconsolidated affiliates accounted for on the equity method.

Loss on early extinguishment of debt – On March 6, 2018, we entered into a new asset based lending facility agreement, qualifying as an extinguishment of the previous revolving credit facility, and resulting in the write-off of $10.3 million of deferred financing fees related to the previous revolving credit facility.  See Note 3 – “Significant Transactions and Events – Restructuring Transactions” and Note 8 – “Long-term Debt.”

Other loss — Consistent with our strategy to divest assets in non-strategic markets, we incur losses and generate gains resulting from the sale, transition or closure of underperforming operations and assets.  Other loss was de minimis for the three months ended March 31, 2018.  Other loss recognized for the three months ended March 31, 2017 was a net $9.0 million, attributable primarily to the sale or imminent sale of 25 skilled nursing facilities in that period.

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the three months ended March 31, 2018 and 2017 were $12.1 million and $3.0 million, respectively.

Long-lived asset impairments — In the three months ended March 31, 2018 we recognized impairments of property and equipment of $28.4 million.  For more information about the conditions of the business which contributed to these impairments, see “Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue” and “Financial Condition and Liquidity Considerations” in this MD&A, as well as Note 14 – “Asset Impairment Charges.”

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDA and (loss) income from continuing operations of all reportable segments, other services, corporate and eliminations in our consolidating statement of operations for the three months ended March 31, 2018 as compared with the same period in 2017.

Depreciation and amortization — Each of our reportable segments, other services and corporate overhead have depreciating property, plant and equipment, including depreciation on leased properties accounted for as capital leases or as a financing obligation. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  Depreciation and amortization expense decreased $12.9 million in the three months ended March 31, 2018 as compared with the same period in 2017.  The three months ended March 31, 2017 included $2.2 million of amortization expense related to intangible management contracts of third party operations in Texas.  Those contracts became impaired during third quarter 2017 when the Texas MPAP program failed to be renewed, resulting in $0 amortization expense in the three months ended March 31, 2018.  Depreciation and amortization expense in the three months ended March 31, 2018 decreased by $3.6 million for the combined impact of impairments of property and equipment and reassessed useful lives of certain long-lived assets.  The remaining decrease of $7.1 million is principally due to divestiture activity in the inpatient services segment.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our debt instruments, as well as the expense associated with leases accounted for as capital leases or financing obligations.  Interest expense decreased $9.7 million in the three months ended March 31, 2018 as compared with the same period 2017.  On a same store basis, interest expense is down $10.3 million in the three months ended March 31, 2018 as compared with the same period in 2017.  That decrease is principally attributed to the net impact of the Restructuring Transactions, which lowered the debt service payments required under the Welltower Master Lease Amendment, which is accounted for as a financing obligation, and resulted in a lower effective interest rate.  See “Restructuring Transactions” in this MD&A.

Income tax expense — For the three months ended March 31, 2018, we recorded an income tax expense of $0.3 million from continuing operations representing an effective tax rate of (0.3)% compared to an income tax expense of $1.3 million from continuing operations, representing an effective tax rate of (1.6)% for the same period in 2017.  There is a full valuation allowance against our deferred tax assets, excluding our deferred tax asset on our Bermuda captive insurance company’s discounted unpaid loss reserve.  Previously, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets.  As of March 31, 2018, we have determined that the valuation allowance is still necessary.

Net Loss Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between loss from continuing operations and net loss attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the three months ended March 31, 2018 as compared with the same period in 2017.

Net loss attributable to noncontrolling interests — On February 2, 2015, FC-GEN combined with Skilled Healthcare Group, Inc. and the combined results were consolidated with approximately 42.0% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity.  The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares.  Since the combination, there have been conversions of 3.7 million Class C common stock, leaving a remaining direct noncontrolling economic interest of 38.0%.  For the three months ended March 31, 2018 and 2017, a loss of $40.6 million and $33.4 million, respectively, has been attributed to the Class C common stock.

In addition to the noncontrolling interests attributable to the Class C common stock holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the three months ended March 31, 2018 and 2017, income of $0.5 million and $0.5 million, respectively, has been attributed to these unaffiliated third parties.

Liquidity and Capital Resources

Cash Flow and Liquidity

The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Three months ended March 31,
	2018	2017
Net cash (used in) provided by operating activities	$(6,087)	$44,630
Net cash used in investing activities	(17,867)	(19,678)
Net cash provided by (used in) financing activities	87,423	(22,944)
Net increase in cash, cash equivalents and restricted cash and equivalents	63,469	2,008
Beginning of period	58,638	63,460
End of period	$122,107	$65,468

Net cash used in operating activities in the three months ended March 31, 2018 increased $50.7 million compared with the same period in 2017.  The increase in cash used in operations is principally due to a decline in trade receivable collections of $21.2 million and an increase trade payable disbursements of $26.6 million in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Net cash used in investing activities in the three months ended March 31, 2018 was $17.9 million compared to net cash used in investing activities of $19.7 million in the three months ended March 31, 2017.  There were no asset acquisitions or sales in the three months ended March 31, 2018 or 2017.  Routine capital expenditures for the three months ended March 31, 2018 decreased by $2.8 million as compared with the same period in the prior year.  The remaining incremental use of cash in the three months ended March 31, 2018 as compared to the same period in the prior year of $1.0 million was due primarily to HUD escrow funding for the refinancing of a skilled nursing facility.

Net cash provided by financing activities in the three months ended March 31, 2018 was $87.4 million compared to net cash used in financing activities of $22.9 million in the three months ended March 31, 2017.  The net increase in cash provided by financing activities of $110.4 million is principally attributed to debt borrowings exceeding debt repayments in the three months ended March 31, 2018 as compared to the same period in 2017.  In the three months ended March 31, 2018, we had proceeds from the issuance of debt of $561.9 million, which includes $438.0 million from the ABL Credit Facilities, $73.0 million from the MidCap Real Estate Loans, $40.0 million from the 2018 Term Loan and $10.9 million from the refinancing of a bridge loan with a HUD insured loan.  There were no proceeds from debt issuances in the three months ended March 31, 2017.  Repayment of long-term debt in the three months ended March 31, 2018 was $451.2 million compared to $4.1 million in the same period of the prior year.  The increase in cash used was due primarily to $363.2 million in the retirement of our prior Revolving Credit Facilities, $69.8 million in the paydown of Welltower Real Estate Loans and $9.9 million in the payoff of a bridge loan with the proceeds from a HUD-insured refinancing.  The remaining increase in cash used to repay long-term debt of $4.2 million relates to an increase in routine debt payments. In the three months ended March 31, 2018, we had net repayments under the revolving credit facilities of $5.7 million as compared with $24.0 million of net repayments under the revolving credit facilities in the same period in 2017.  In the three months ended March 31, 2018, we paid debt issuance costs of $16.5 million, which includes $13.6 million in fees for the ABL Credit Facilities and $2.9 million in fees for the MidCap Real Estate Loans.  In the three months ended March 31, 2018, we paid debt settlement costs of $1.0 million in the retirement of our prior Revolving Credit Facilities. In the three months ended March 31, 2017, we received $5.2 million in tenant improvement allowances from landlords.

Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our ABL Credit Facilities.

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

At March 31, 2018, we had cash and cash equivalents of $57.7 million and available borrowings under our ABL Credit Facilities of $102.5 million. During the three months ended March 31, 2018, we maintained liquidity sufficient to meet our working capital, capital expenditure and development activities.

Restructuring Transactions

Overview

During the quarter ended March 31, 2018, we entered into a number of agreements, amendments and new financing facilities further described below in an effort to strengthen significantly our capital structure.  In total, the Restructuring Transactions are estimated to reduce our annual cash fixed charges by approximately $62.0 million beginning in 2018 and provided $70.0 million of additional cash and borrowing availability, increasing our liquidity and financial flexibility.

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

Asset Based Lending Facilities

On March 6, 2018, we entered into a new asset based lending facility agreement with MidCap.  The agreement provides for a $555 million asset based lending facility comprised of (a) a $325 million first lien term loan facility, (b) a $200 million first lien revolving credit facility and (c) a $30 million delayed draw term loan facility.

The ABL Credit Facilities have a five-year term and proceeds were used to replace and repay in full our existing $525 million Revolving Credit Facilities scheduled to mature on February 2, 2020.  The ABL Credit Facilities include a springing maturity clause that would accelerate its maturity 90 days prior to the maturity of the Term Loan Agreements, Welltower Real Estate Loans or MidCap Real Estate Loans, in the event those agreements are not extended or refinanced.

Borrowings under the term loan and revolving credit facility components of the ABL Credit Facilities bear interest at a 90-day LIBOR rate (subject to a floor of 0.5%) plus an applicable margin of 6%.  Borrowings under the delayed draw component bear interest at a 90-day LIBOR rate (subject to a floor of 1%) plus an applicable margin of 11%. Borrowing levels under the term loan and revolving credit facility components of the ABL Credit Facilities are limited to a borrowing base that is computed based upon the level of eligible accounts receivable.

The ABL Credit Facilities contain representations and warranties, affirmative covenants, negative covenants, financial covenants and events of default and security interests that are customarily required for similar financings.

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

The Omnibus Agreement also provides that upon satisfying certain conditions, including raising new capital that is used to pay down certain indebtedness owed to Welltower and Omega, (a) $50 million of outstanding indebtedness owed to Welltower will be written off and (b) we may request conversion of not more than $50 million of the outstanding balance of our Welltower real estate loans into equity.  If the proposed equity conversion would result in any adverse REIT qualification, status or compliance consequences to Welltower, then the debt that would otherwise be converted to equity shall instead be converted into a loan incurring paid in kind interest at 2% per annum compounded quarterly, with a term of ten years commencing on the date the applicable conditions precedent to the equity conversion have been satisfied.  Moreover, we agreed to support Welltower in connection with the sale of certain of Welltower’s interests in facilities covered by the Welltower Master Lease, including negotiating and entering into definitive new master lease agreements with third party buyers.

In connection with the Omnibus Agreement, we agreed to issue warrants to Welltower and Omega to purchase 900,000 shares and 600,000 shares, respectively, of our Class A Common Stock at an exercise price equal to $1.33 per share.  Issuance of the warrant to Welltower is subject to the satisfaction of certain conditions.  The warrants may be exercised at any time during the period commencing six months from the date of issuance and ending five years from the date of issuance.

Welltower Real Estate Loans Amendment

On February 21, 2018, we entered into an amendment (the Real Estate Loan Amendments) to the Welltower real estate loan (Welltower Real Estate Loans) agreements.  The Real Estate Loan Amendments adjust the annual interest rate beginning February 15, 2018 to 12%, of which 7% will be paid in cash and 5% will be paid in kind.  Previously, these loans carried a 10.25% cash pay interest rate that increased by 0.25% annually on January 1.

In connection with the Real Estate Loan Amendments, we agreed to make commercially reasonable efforts to secure commitments by April 1, 2018 to repay no less than $105.0 million of the Welltower Real Estate Loans.  In the event we are unsuccessful securing such commitments or otherwise reducing the outstanding obligation of the Welltower Real Estate Loans, the cash pay component of the interest rate will be increased by approximately $2.0 million annually while the paid in kind component of the interest rate will be decreased by a corresponding amount.  As of April 1, 2018, we secured repayments or commitments totaling approximately $87 million.

MidCap Real Estate Loans

On March 30, 2018, we entered into the MidCap Real Estate Loans which have combined available proceeds of $75.0 million, $73.0 million of which was drawn as of March 31, 2018.  The MidCap Real Estate Loans are secured by 18 skilled nursing facilities and are subject to a five-year term maturing on March 30, 2023.  The maturity of the MidCap Real Estate Loans will accelerate in the event the ABL Credit Facilities are repaid in full and terminated.  The loans, which are interest only in the first year, are subject to an annual interest rate equal to LIBOR (subject to a floor of 1.5%) plus an applicable margin of 5.85%.  Beginning April 1, 2019, mandatory principal payments shall commence with the balance of the loans to be repaid at maturity.  Proceeds from the MidCap Real Estate Loans were used to repay partially the Welltower Real Estate Loans.

Sabra Master Leases

In 2017, we entered into a definitive agreement with Sabra Health Care REIT, Inc. (Sabra) resulting in permanent and unconditional annual cash rent savings of $19 million, which bacame effective January 1, 2018.  Sabra continues to pursue and we continue to support Sabra’s previously announced sale of our leased assets.  At the closing of such sales, we expect to enter into lease agreements with new landlords for a majority of the assets currently leased with Sabra.

Other Financing Activities

HUD Insured Refinancings

During the three months ended March 31, 2018, we completed one mortgage refinancing through HUD totaling $10.9 million and retired fully a real estate loan of $9.9 million.

Divestiture of Non-Strategic Facilities

Consistent with our strategy to divest assets in non-strategic markets, we have exited the inpatient operations of six skilled nursing facilities in two states, including:

•	The closure of one skilled nursing facility located in Massachusetts on February 28, 2018 that was subject to a master lease agreement with Welltower. A loss was recognized totaling $0.3 million.
•

The sale of five skilled nursing facilities located in Massachusetts and Kentucky on April 1, 2018 that were subject to a master lease agreement with Sabra.  A gain was recognized totaling $0.3 million.

 Financial Covenants

The ABL Credit Facilities, the Term Loan Agreement and the Welltower Real Estate Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures.  At March 31, 2018, we were in compliance with all of the financial covenants contained in the Credit Facilities.

We have master lease agreements with Welltower, Sabra and Omega (collectively, the Master Lease Agreements).  Our Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity.  At March 31, 2018, we were in compliance with the covenants contained in the Master Lease Agreements.

We have a master lease agreement with Second Spring Healthcare Investments involving 64 of our facilities.  We did not meet a financial covenant contained in this master lease agreement at March 31, 2018.  We received a waiver for this covenant through March 31, 2018 and an agreement to waive this covenant under certain conditions through March 31, 2019.

We have a master lease agreement with Cindat Best Years Welltower JV LLC involving 28 of our facilities.  We did not meet certain financial covenants contained in this master lease agreement at March 31, 2018.  We received a waiver for this covenant breach through October 24, 2019.

At March 31, 2018, we did not meet certain financial covenants contained in seven leases related to 45 of our facilities, which are not included in the Restructuring Transactions.  We are and expect to continue to be current in the timely payment of our obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of our other loan or lease agreements.  We will continue to work with the related credit parties to amend such leases and the related financial covenants.  We do not believe the breach of such financial covenants has a material adverse impact on us at March 31, 2018.

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

Management assesses its exposure to loss on accounts at the customer level.  The greatest concentration of risk exists in our rehabilitation services business where we have over 200 distinct customers, many being chain operators with more than one location.  The four largest customers of our rehabilitation services business comprise $58.1 million, approximately 52%, of the net outstanding contract receivables in the rehabilitation services business at March 31, 2018.  One customer, which is a related party of ours, comprises $32.0 million, approximately 28%, of the net outstanding contract receivables in the rehabilitation services business at March 31, 2018.  An adverse event impacting the solvency of several of these large customers resulting in their insolvency or other economic distress would have a material impact on us.

Financial Condition and Liquidity Considerations

The accompanying consolidated financial statements have been prepared on the basis we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern for 12 months following the date our financial statements were issued (May 10, 2018). Management considered the recent results of operations as well as our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due before May 10, 2019.  Based upon such considerations, management determined that we are able to continue as a going concern for 12 months following the date of issuance of these financial statements (May 10, 2018).

Our results of operations have been negatively impacted by the persistent pressure of healthcare reforms enacted in recent years.  This challenging operating environment has been most acute in our inpatient segment, but also has had a detrimental effect on our rehabilitation therapy segment and its customers.  In recent years, we have implemented a number of cost mitigation strategies to offset the negative financial implications of this challenging operating environment.  These strategies have been successful in recent years, however, the negative impact of continued reductions in skilled patient admissions, shortening lengths of stay, escalating wage inflation and professional liability losses, combined with the increased cost of capital through escalating lease payments accelerated in 2017.

In response to these issues, we entered into a number of agreements, amendments and new financing facilities described under Restructuring Transactions above.  In total, these agreements and amendments are estimated to reduce our annual cash fixed charges by approximately $62.0 million beginning in 2018.  The new financing agreements provided $70.0 million of additional cash and borrowing availability, increasing our liquidity and financial flexibility.  In connection with the Restructuring Transactions, we entered into the ABL Credit Facilities agreement, replacing our prior Revolving Credit Facilities.  Also in connection with the Restructuring Transactions, we amended the financial covenants in all of our material loan agreements and all but two of our material master leases.  Financial covenants beginning in 2018 were amended to account for changes in our capital structure as a result of the Restructuring Transactions and to account for the current business climate.  We received waivers from the counterparties to two of our material master leases, for which agreements to amend financial covenants were not attained, with respect to compliance with financial covenants from March 31, 2018 through at least March 31, 2019.

Risk and Uncertainties

Should we fail to comply with our debt and lease covenants at a future measurement date, we could, absent necessary and timely waivers and/or amendments, be in default under certain of our existing debt and lease agreements. To the extent any cross-default provisions may apply, the default could have an even more significant impact on our financial position.

Although we are in compliance and project to be in compliance with our material debt and lease covenants through June 30, 2019, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on our ability to remain in compliance with our covenants. Such uncertainty includes, changes in reimbursement patterns, patient admission patterns, bundled payment arrangements, as well as potential changes to the Patient Protection and Affordable Care Act of 2010 currently being considered in Congress, among others.

There can be no assurance that the confluence of these and other factors will not impede our ability to meet our debt and lease covenants in the future.

Contractual Obligations

The following table sets forth our contractual obligations, including principal and interest, but excluding non-cash amortization of discounts or premiums and debt issuance costs established on these instruments, as of March 31, 2018 (in thousands).

					More than
	Total	1 Yr.	2-3 Yrs.	4-5 Yrs.	5 Yrs.
Asset based lending facilities	$525,707	$28,269	$57,499	$439,939	$—
Term loan agreements	223,729	8,699	215,030	—	—
Real estate bridge loans	406,012	20,710	46,547	338,755	—
HUD insured loans	302,337	9,930	19,860	19,860	252,687
Notes payable	109,495	17,350	75,044	17,101	—
Mortgages and other secured debt (recourse)	12,529	10,544	1,985	—	—
Mortgages and other secured debt (non-recourse)	24,857	2,491	4,982	4,982	12,402
Financing obligations	8,298,878	244,126	502,363	508,980	7,043,409
Capital lease obligations	3,933,340	93,130	184,135	192,209	3,463,866
Operating lease obligations	784,964	120,024	235,084	194,384	235,472
	$14,621,848	$555,273	$1,342,529	$1,716,210	$11,007,836

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

Interest Rate Exposure—Interest Rate Risk Management

Our ABL Credit Facilities and MidCap Real Estate Loans expose us to variability in interest payments due to changes in interest rates.  As of March 31, 2018, there is no derivative financial instrument in place to limit that exposure.

A 1% increase in the applicable interest rate on our variable-rate debt would result in an approximately $4.8 million increase in our annual interest expense.

Our investments in marketable securities as of March 31, 2018 consisted of investment grade government and corporate debt securities and money market funds that have maturities of five years or less. These investments expose us to investment income risk, which is affected by changes in the general level of U.S. and international interest rates and securities markets risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Interest rates are near historic lows, with a risk of interest rates increasing before our current investments mature.  While we have the ability and intent to hold our investments to maturity today, rising interest rates could impact our ability to liquidate our investments for a profit and could adversely affect the cost of replacing those investments at the time of maturity with investment of similar return and risk profile.  Despite the complex nature of exposure to the securities markets, given the low risk profile, we do not believe a 1% increase in interest rates alone would have a material impact on our net investment income returns.

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

Item 1A.  Risk Factors

There have been no material changes or additions to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March 16, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item  5. Other Information

None.

Item 6. Exhibits

(a)Exhibits.

Number	Description

10.1	Employment Agreement dated as of March 2, 2015 by and between Genesis Administrative Services, LLC and Paul Bach.
10.2	Omnibus Agreement dated as of February 21, 2018 by and between Welltower Inc., Welltower TRS Holdco LLC, OHI Mezz Lender LLC and Genesis Healthcare, Inc.
10.3	Amendment No. 2, dated February 21, 2018, to the Twentieth Amended and Restated Master Lease Agreement, dated January 31, 2017, between FC-GEN Real Estate, LLC and Genesis Operations LLC.
10.4	Amendment No. 3, dated March 6, 2018, to the Twentieth Amended and Restated Master Lease Agreement, dated January 31, 2017, between FC-GEN Real Estate, LLC and Genesis Operations LLC.
10.5

First Amendment, dated February 21, 2018, to the Amended and Restated Loan Agreement (A-2), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto.

10.6	First Amendment, dated June 30, 2017, to the Amended and Restated Loan Agreement (B-1), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto.
10.7

Second Amendment, dated September 27, 2017, to the Amended and Restated Loan Agreement (B-1), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto.

10.8

Third Amendment, dated October 20, 2017, to the Amended and Restated Loan Agreement (B-1), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto.

10.9

Fourth Amendment, dated February 21, 2018, to the Amended and Restated Loan Agreement (B-1), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto.

10.10

First Amendment, dated December 22, 2017, to the Consolidated Amended and Restated Loan Agreement, dated as of October 1, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto.

10.11

Second Amendment, dated February 21, 2018, to the Consolidated Amended and Restated Loan Agreement, dated as of October 1, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto.

10.12

Third Amendment, dated March 30, 2018, to the Consolidated Amended and Restated Loan Agreement, dated as of October 1, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto.

10.13

Amendment No. 9 dated as of February 23, 2018, to that certain Third Amended and Restated Credit Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC and certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and Healthcare Financial Solutions, LLC, as administrative agent.

10.14

Amendment No. 10 dated as of March 6, 2018, to that certain Third Amended and Restated Credit Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC and certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and MidCap Funding IV Trust LLC, as administrative agent.

10.15

Fourth Amended and Restated Credit Agreement dated March 6, 2018 by and among Genesis Healthcare, Inc. and certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and MidCap Funding IV Trust LLC, as administrative agent.

10.16

Amendment No. 2 dated as of March 6, 2018 to that certain Second Amended and Restated Revolving Credit Agreement, dated as of March 31, 2016, among certain borrower entities affiliated with Genesis Healthcare LLC set forth therein, certain guarantor entities set forth therein, certain lender entities set forth therein, and MidCap Funding IV Trust LLC, as administrative agent and collateral agent, regarding HUD centers.

10.17

Amendment No. 4, dated as of March 6, 2018, to Term Loan Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, GEN Operations I, LLC and GEN Operations II, LLC as borrowers, HCRI Tucson Properties, Inc. and OHI Mezz Lender, LLC as lenders and Welltower, Inc. as the administrative agent and collateral agent.

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

GENESIS HEALTHCARE, INC.

Date:	May 10, 2018	By	/S/ GEORGE V. HAGER, JR.
George V. Hager, Jr.
Chief Executive Officer

Date:	May 10, 2018	By	/S/ THOMAS DIVITTORIO
Thomas DiVittorio
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)