Form 10-Q
period 2018-06-30
Genesis Healthcare, Inc.
filed 2018-08-09
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018.

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on August 8, 2018, was:

Class A common stock, $0.001 par value – 101,090,509 shares

Class B common stock, $0.001 par value –       744,396 shares

Class C common stock, $0.001 par value – 59,700,801 shares

Genesis Healthcare, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	June 30,	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$78,932	$54,525
Restricted cash and equivalents	6,949	4,113
Restricted investments in marketable securities	29,831	33,015
Accounts receivable, net of allowances for doubtful accounts of $313,357 at December 31, 2017	687,970	724,138
Prepaid expenses	65,368	74,368
Other current assets	50,239	49,748
Assets held for sale	9,278	—
Total current assets	928,567	939,907
Property and equipment, net of accumulated depreciation of $994,945 and $939,155 at June 30, 2018 and December 31, 2017, respectively	3,017,243	3,413,599
Restricted cash and equivalents	57,191	—
Restricted investments in marketable securities	102,797	93,101
Other long-term assets	105,206	109,060
Deferred income taxes	5,032	3,580
Identifiable intangible assets, net of accumulated amortization of $94,369 and $88,336 at June 30, 2018 and December 31, 2017, respectively	131,091	142,976
Goodwill	85,642	85,642
Assets held for sale	112,048	—
Total assets	$4,544,817	$4,787,865
Liabilities and Stockholders' Deficit:
Current liabilities:
Current installments of long-term debt	$107,338	$26,962
Capital lease obligations	2,159	2,511
Financing obligations	1,983	1,878
Accounts payable	251,644	285,637
Accrued expenses	201,790	233,856
Accrued compensation	156,773	167,368
Self-insurance reserves	180,459	180,982
Current portion of liabilities held for sale	2,110	—
Total current liabilities	904,256	899,194
Long-term debt	1,076,537	1,050,337
Capital lease obligations	996,059	1,025,355
Financing obligations	2,744,799	2,929,483
Deferred income taxes	7,708	7,584
Self-insurance reserves	442,781	436,560
Liabilities held for sale	118,929	—
Other long-term liabilities	101,494	119,484
Commitments and contingencies
Stockholders’ deficit:
Class A common stock, (par $0.001, 1,000,000,000 shares authorized, issued and outstanding - 101,009,462 and 97,100,738 at June 30, 2018 and December 31, 2017, respectively)	101	97
Class B common stock, (par $0.001, 20,000,000 shares authorized, issued and outstanding - 744,396 and 744,396 at June 30, 2018 and December 31, 2017, respectively)	1	1
Class C common stock, (par $0.001, 150,000,000 shares authorized, issued and outstanding - 59,700,801 and 61,561,393 at June 30, 2018 and December 31, 2017, respectively)	59	61
Additional paid-in-capital	266,210	290,573
Accumulated deficit	(1,482,747)	(1,374,597)
Accumulated other comprehensive loss	(269)	(362)
Total stockholders’ deficit before noncontrolling interests	(1,216,645)	(1,084,227)
Noncontrolling interests	(631,101)	(595,905)
Total stockholders' deficit	(1,847,746)	(1,680,132)
Total liabilities and stockholders’ deficit	$4,544,817	$4,787,865

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net revenues	$1,272,360	$1,341,276	$2,573,432	$2,730,408
Salaries, wages and benefits	705,754	739,402	1,441,524	1,563,896
Other operating expenses	370,555	396,316	754,715	762,137
General and administrative costs	39,046	41,151	78,921	86,237
Lease expense	32,111	38,234	65,182	74,334
Depreciation and amortization expense	63,495	60,227	114,998	124,596
Interest expense	117,955	124,288	232,992	249,042
(Gain) loss on early extinguishment of debt	(501)	2,301	9,785	2,301
Investment income	(1,631)	(1,392)	(2,678)	(2,501)
Other (income) loss	(22,220)	4,190	(22,152)	13,224
Transaction costs	3,112	3,781	15,207	6,806
Customer receivership and other related charges	—	35,566	—	35,566
Long-lived asset impairments	27,257	—	55,617	—
Goodwill and identifiable intangible asset impairments	1,132	—	1,132	—
Equity in net loss (income) of unconsolidated affiliates	38	(88)	258	(222)
Loss before income tax (benefit) expense	(63,743)	(102,700)	(172,069)	(185,008)
Income tax (benefit) expense	(886)	2,803	(539)	4,087
Loss from continuing operations	(62,857)	(105,503)	(171,530)	(189,095)
Loss from discontinued operations, net of taxes	—	(47)	—	(68)
Net loss	(62,857)	(105,550)	(171,530)	(189,163)
Less net loss attributable to noncontrolling interests	23,245	40,394	63,380	73,246
Net loss attributable to Genesis Healthcare, Inc.	$(39,612)	$(65,156)	$(108,150)	$(115,917)
Loss per common share:
Basic and Diluted:
Weighted-average shares outstanding for loss from continuing operations per share	100,596	93,273	99,430	92,581
Net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(0.39)	$(0.70)	$(1.09)	$(1.25)
Loss from discontinued operations, net of taxes	—	(0.00)	-	(0.00)
Net loss attributable to Genesis Healthcare, Inc.	$(0.39)	$(0.70)	$(1.09)	$(1.25)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net loss	$(62,857)	$(105,550)	$(171,530)	$(189,163)
Net unrealized (loss) gain on marketable securities, net of tax	(273)	5	(611)	26
Comprehensive loss	(63,130)	(105,545)	(172,141)	(189,137)
Less: comprehensive loss attributable to noncontrolling interests	23,825	40,389	64,084	73,226
Comprehensive loss attributable to Genesis Healthcare, Inc.	$(39,305)	$(65,156)	$(108,057)	$(115,911)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(171,530)	$(189,163)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash interest and leasing arrangements, net	39,016	32,222
Other non-cash (gains) charges, net	(22,152)	13,224
Share based compensation	4,557	4,767
Depreciation and amortization expense	114,998	124,596
(Recovery) provision for losses on accounts receivable	(1,613)	47,513
Equity in net loss (income) of unconsolidated affiliates	258	(222)
(Benefit) provision for deferred taxes	(943)	1,661
Customer receivership and other related charges	—	35,566
Long-lived asset impairments	55,617	—
Goodwill and identifiable intangible asset impairments	1,132	—
Loss on early extinguishment of debt	9,300	2,301
Changes in assets and liabilities:
Accounts receivable	22,986	(16,901)
Accounts payable and other accrued expenses and other	(40,157)	13,563
Net cash provided by operating activities	11,469	69,127
Cash flows from investing activities:
Capital expenditures	(27,151)	(33,841)
Purchases of marketable securities	(40,043)	(16,848)
Proceeds on maturity or sale of marketable securities	33,085	15,212
Sales of assets	—	79,343
Other, net	(973)	(130)
Net cash (used in) provided by investing activities	(35,082)	43,736
Cash flows from financing activities:
Borrowings under revolving credit facilities	1,747,284	351,000
Repayments under revolving credit facilities	(1,726,455)	(370,300)
Proceeds from issuance of long-term debt	562,386	17,480
Proceeds from tenant improvement draws under lease arrangements	—	6,083
Repayment of long-term debt	(457,424)	(99,399)
Debt issuance costs	(16,678)	(2,667)
Debt settlement costs	(485)	—
Distributions to noncontrolling interests and stockholders	(581)	(458)
Net cash provided by (used in) financing activities	108,047	(98,261)
Net increase in cash, cash equivalents and restricted cash and equivalents	84,434	14,602
Cash, cash equivalents and restricted cash and equivalents:
Beginning of period	58,638	63,460
End of period	$143,072	$78,062
Supplemental cash flow information:
Interest paid	$192,831	$217,901
Net taxes paid (refunded)	4,104	(1,871)
Non-cash investing and financing activities:
Capital lease obligations and assets	$(34,980)	$(14,909)
Financing obligations	(125,783)	11,260
Financing obligation assets	113,254	—

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)General Information

Description of Business

Genesis Healthcare, Inc. is a healthcare services company that, through its subsidiaries (collectively, the Company or Genesis), owns and operates skilled nursing facilities, assisted/senior living facilities and a rehabilitation therapy business.  The Company has an administrative services company that provides a full complement of administrative and consultative services that allows its affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. At June 30, 2018, the Company provides inpatient services through 451 skilled nursing, assisted/senior living and behavioral health centers located in 30 states.  Revenues of the Company’s owned, leased and otherwise consolidated inpatient businesses constitute approximately 86% of its revenues.

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

The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that “most significantly impact” the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's composition of VIEs was not material at June 30, 2018.

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

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date the Company’s financial statements were issued (August 9, 2018). Management considered the recent results of operations as well as the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before August 9, 2019.  Based upon such considerations, management determined that the Company is able to continue as a going concern for 12 months following the date of issuance of these financial statements (August 9, 2018).

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

In response to these issues, the Company entered into a number of agreements, amendments and new financing facilities (the Restructuring Transactions) during the six months ended June 30, 2018.  See Note 3 – “Significant Transactions and Events – Restructuring Transactions.”  In total, these agreements and amendments are estimated to reduce the Company’s annual cash fixed charges by approximately $62.0 million beginning January 1, 2018.  The new financing agreements provided $70.0 million of additional cash and borrowing availability, increasing the Company’s liquidity and financial flexibility.  In connection with the Restructuring Transactions, the Company entered into a new asset based lending facility agreement, replacing its prior revolving credit facilities (the Revolving Credit Facilities) and eliminating its forbearance agreement.  Also in connection with the Restructuring Transactions, the Company amended the financial covenants in all of its material loan agreements and all but two of its material master leases.  Financial covenants beginning in 2018 were amended to account for changes in the Company’s capital structure as a result of the Restructuring Transactions and to account for the current business climate.  The Company received waivers from the counterparties to two of its material master leases, for which agreements to amend financial covenants were not attained, with respect to compliance with financial covenants.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers and all related amendments (ASC 606), which serves to supersede most existing revenue recognition guidance, including guidance specific to the healthcare industry. ASC 606 provides a principles-based framework for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective transition method.  There was no cumulative effect on the opening balance of accumulated deficit as a result of adopting the standard as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 4 – “Net Revenues and Accounts Receivable.”

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. The guidance is effective for annual and interim periods beginning after December 15, 2018, and will require application of the new guidance at the beginning of the earliest comparable period presented. Early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective approach, which includes a number of optional practical expedients. The adoption of ASU 2016-02 is expected to have a material impact on the Company’s financial position as a result of the recognition of the right-of-use assets and liabilities associated with operating leases as well as the impact of those assets and liabilities currently accounted for as financing obligations. The Company has established a cross-functional implementation team and is currently reviewing all lease agreements and service contracts which may contain an embedded lease.  The Company has begun to design

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

changes to existing processes in conjunction with its review of lease agreements.  The Company will adopt the new lease standard effective January 1, 2019 and expects to elect certain available transitional practical expedients.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act (Tax Reform Act) on items within accumulated other comprehensive income (loss) to retained earnings. These disproportionate income tax effect items are referred to as "stranded tax effects."  Amendments in this update only relate to the reclassification of the income tax effects of the Tax Reform Act.  Other accounting guidance that requires the effect of changes in tax laws or rates to be included in net income from continuing operations is not affected by this update.  ASU 2018-02 is effective for the Company beginning January 1, 2019 and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized.  The adoption of ASU 2018-02 will not have a material impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.  The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Reform Act.  The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations.  Additionally, this ASU discusses required disclosures that an entity must make with regard to the Tax Reform Act.  This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded.  The Company has adopted this standard as of January 1, 2018 and will continue to evaluate indicators that may give rise to a change in its tax provision as a result of the Tax Reform Act.

(2)   Certain Significant Risks and Uncertainties

Revenue Sources

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care facilities that utilize its rehabilitation therapy and other services.  The Company’s inpatient services segment derives approximately 78% of its revenue from Medicare and various state Medicaid programs.  The following table depicts the Company’s inpatient services segment revenue by source for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Medicare	22%	23%	22%	23%
Medicaid	57%	55%	56%	55%
Insurance	12%	12%	13%	12%
Private	8%	9%	8%	9%
Other	1%	1%	1%	1%
Total	100%	100%	100%	100%

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Management assesses its exposure to loss on accounts at the customer level.  The greatest concentration of risk exists in the Company’s rehabilitation services business where it has over 200 distinct customers, many being chain operators with more than one location.  The four largest customers of the Company’s rehabilitation services business comprise $62.1 million, approximately 54%, of the net outstanding contract receivables in the rehabilitation services business at June 30, 2018.  One customer, which is a related party of the Company, comprises $36.5 million, approximately 32%, of the net outstanding contract receivables in the rehabilitation services business at June 30, 2018.  See Note 16 – “Related Party Transactions.”    An adverse event impacting the solvency of several of these large customers resulting in their insolvency or other economic distress would have a material impact on the Company.

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

Although the Company is in compliance and projects to be in compliance with its material debt and lease covenants, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on the Company’s ability to remain in compliance with its covenants. Such uncertainty includes changes in reimbursement patterns, patient admission patterns, bundled payment arrangements, as well as potential changes to the Patient Protection and Affordable Care Act of 2010 currently being considered in Congress, among others.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s ability to maintain compliance with its debt and lease covenants depends in part on management’s ability to increase revenue and control costs. Due to continuing changes in the healthcare industry, as well as the uncertainty with respect to changing referral patterns, patient mix, and reimbursement rates, it is possible that future operating performance may not generate sufficient operating results to maintain compliance with its quarterly debt and lease covenant compliance requirements.  Should the Company fail to comply with its debt and lease covenants at a future measurement date, it would, absent necessary and timely waivers and/or amendments, be in default under certain of its existing credit agreements.  To the extent any cross-default provisions may apply, the default would have an even more significant impact on the Company’s financial position.

There can be no assurance that the confluence of these and other factors will not impede the Company’s ability to meet its debt and lease covenants in the future.

(3)   Significant Transactions and Events

Restructuring Transactions

Overview

In the first quarter of 2018, the Company entered into a number of agreements, amendments and new financing facilities further described below in an effort to strengthen significantly its capital structure.  In total, the Restructuring Transactions are estimated to reduce the Company’s annual cash fixed charges by approximately $62.0 million beginning in 2018 and provided $70.0 million of additional cash and borrowing availability, increasing the Company’s liquidity and financial flexibility.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Lease Transactions and Divestitures

Sabra Divestitures

On April 1, 2018, the Company divested five skilled nursing facilities.  All five of the skilled nursing facilities, three located in Massachusetts and two located in Kentucky, were terminated from their respective master lease agreements with Sabra Health Care REIT, Inc. (Sabra).  The five skilled nursing facilities generated annual revenues of $28.5 million and pre-tax net loss of $2.9 million.  On May 4, 2018, Sabra completed the sale and lease termination of one skilled nursing facility in California that had been closed in 2017.  The Company recognized a net gain on the write off of certain lease liabilities, offset by exit costs, of $0.7 million on the six skilled nursing facilities.

On June 1, 2018, Sabra completed the sale and lease termination of 12 skilled nursing facilities located in Florida and New Hampshire.  As a result of the sale, the Company will receive an annual rent credit of $12.0 million for the remainder of the lease term.  The Company continues to operate these facilities under a new lease with a new landlord, Next Healthcare. See Note 16 – “Related Party Transactions.”  As a result of the sale, the Company recognized accelerated depreciation expense of $6.0 million on the property and equipment sold and a gain on the write off of certain lease liabilities of $7.0 million.

On June 29, 2018, Sabra completed the sale and lease termination of eight skilled nursing facilities and one assisted/senior living facility located in seven different states.  As a result of the sale, the Company will receive an annual rent credit of $7.4 million for the remainder of the lease term.  The Company continues to operate these facilities under a lease agreement with a new landlord.  The new lease has a ten-year initial term, one five-year renewal option and initial annual rent of $7.4 million  As a result of the sale, the Company recognized accelerated depreciation expense of $3.6 million on the property and equipment sold and a gain on the write off of certain lease liabilities of $2.9 million.

Second Spring Divestitures

On June 1, 2018 and on June 13, 2018, Second Spring Healthcare Investments (Second Spring) completed the sale and lease termination of eight skilled nursing facilities located in Pennsylvania and four skilled nursing facilities located in New Jersey, respectively.  The combined 12 skilled nursing facilities generated annual revenues of $146.2 million and pre-tax net loss of $19.3 million.  As a result of the sale and lease termination, the Company recognized a capital lease net asset and obligation write-down of $16.8 million, a financing obligation net asset write-down of $113.3 million and a financing obligation write-down of $134.5 million.  The resulting gain of $21.2 million was offset by $6.3 million of exit costs.  In the three months ended June 30, 2018, there was accelerated depreciation expense of $5.3 million on the property and equipment sold.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Lease Amendments and Divestitures

For the six months ended June 30, 2018, the Company divested or amended the lease agreements to six other skilled nursing facilities. The lease agreement to one behavioral outpatient clinic expired on June 30, 2018.  As a result of these lease amendments and divestitures, the Company recognized a loss for exit costs and the write off of certain lease assets of $3.3 million.

In total for the six months ended June 30, 2018, the Company recorded a net gain on lease transactions and divestitures of $22.2 million which is included in other (income) loss on the consolidated statements of operations.

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

The Company determines the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration, such as implicit price concessions.  The Company utilizes the expected value method to determine the

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

amount of variable consideration that should be included to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. Variable consideration also exists in the form of settlements with Medicare and Medicaid as a result of retroactive adjustments due to audits and reviews. The Company applies constraint to the transaction price, such that net revenues are recorded only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenues in the period such variances become known.  Adjustments arising from a change in the transaction price were not significant for the three and six months ended June 30, 2018.

The Company has elected a practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component due to its expectation that the period between the time the service is provided and the time payment is received will be one year or less.

Adoption of ASC 606

The Company’s adoption of ASC 606 primarily impacts the presentation of revenues due to the inclusion of variable consideration in the form of implicit price concessions contained in certain of its contracts with customers.  Under ASC 606, amounts estimated to be uncollectable are generally considered implicit price concessions that are a direct reduction to net revenues. Prior to adoption of ASC 606, such amounts were classified as provision for losses on accounts receivable.  For the three and six months ended June 30, 2018, the Company recorded approximately $22.0 million and $46.8 million, respectively, of implicit price concessions as a direct reduction of net revenues that would have been recorded as operating expenses prior to the adoption of ASC 606.  The adoption of ASC 606 is not expected to have a material impact on net income on an ongoing basis. To the extent there are material subsequent events that affect the payor's ability to pay, such amounts are recorded within operating expenses.

At June 30, 2018, the remaining balance of allowance for doubtful accounts previously disclosed on the consolidated balance sheets relating to accounts receivable with December 31, 2017 and prior service dates is $277.4 million.

The Company has reclassified the provision for losses on accounts receivable of $24.0 million and $47.5 million for the three and six months ended June 30, 2017, respectively, to other operating expenses in the consolidated statements of operations. These reclassifications had no effect on the reported results of operations.

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

Under ASC 606, payments that the Company receives from customers in advance of providing services represent contract liabilities.  Such payments primarily relate to private pay patients, which are billed monthly in advance.  The Company had no material contract liabilities or activity as of and for the three and six months ended June 30, 2018.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The composition of net revenues by payor type and operating segment for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three months ended June 30, 2018
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$232,594		$23,622		$—		$256,216
Medicaid	619,735		465		—		620,200
Insurance	132,824		6,095		—		138,919
Private	87,079	(1)	92		—		87,171
Third party providers	—		108,474		22,476		130,950
Other	18,377	(2)	7,039	(2)	13,488	(3)	38,904
Total net revenues	$1,090,609		$145,787		$35,964		$1,272,360

	Three months ended June 30, 2017 (4)
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$260,295		$22,091		$—		$282,386
Medicaid	628,065		9		—		628,074
Insurance	149,367		6,074		—		155,441
Private	97,272	(1)	168		—		97,440
Third party providers	—		115,919		23,915		139,834
Other	21,585	(2)	4,160	(2)	12,356	(3)	38,101
Total net revenues	$1,156,584		$148,421		$36,271		$1,341,276
(1)

Includes Assisted/Senior living revenue of $23.7 million and $24.1 million for the three months ended June 30, 2018 and 2017, respectively.  Such amounts do not represent contracts with customers under ASC 606.

(2)	Primarily consists of revenue from Veteran Affairs and administration of third party facilities.
(3)	Includes net revenues from all payors generated by the other services, excluding third party providers.
(4)	The Company adopted the new revenue standard using the modified retrospective transition method. As a result, the prior period amounts have not been adjusted.

	Six months ended June 30, 2018
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$483,819		$46,105		$—		$529,924
Medicaid	1,241,168		1,040		—		1,242,208
Insurance	275,829		12,609		—		288,438
Private	173,740	(1)	251		—		173,991
Third party providers	—		219,164		45,506		264,670
Other	36,384	(2)	10,449	(2)	27,368	(3)	74,201
Total net revenues	$2,210,940		$289,618	.	$72,874		$2,573,432

	Six months ended June 30, 2017 (4)
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$545,205		$48,070		$—		$593,275
Medicaid	1,270,752		596		—		1,271,348
Insurance	299,263		12,326		—		311,589
Private	196,872	(1)	357		—		197,229
Third party providers	—		234,548		48,666		283,214
Other	40,418	(2)	8,211	(2)	25,124	(3)	73,753
Total net revenues	$2,352,510		$304,108		$73,790		$2,730,408
(1)

Includes Assisted/Senior living revenue of $47.2 million and $48.1 million for the six months ended June 30, 2018 and 2017, respectively.  Such amounts do not represent contracts with customers under ASC 606.

(2)	Primarily consists of revenue from Veteran Affairs and administration of third party facilities.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Loss from continuing operations	$(62,857)	$(105,503)	$(171,530)	$(189,095)
Less: Net loss attributable to noncontrolling interests	(23,245)	(40,394)	(63,380)	(73,246)
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(39,612)	$(65,109)	$(108,150)	$(115,849)
Loss from discontinued operations, net of taxes	—	(47)	—	(68)
Net loss attributable to Genesis Healthcare, Inc.	$(39,612)	$(65,156)	$(108,150)	$(115,917)
Denominator:
Weighted-average shares outstanding for basic and diluted net loss per share	100,596	93,273	99,430	92,581
Basic and diluted net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(0.39)	$(0.70)	$(1.09)	$(1.25)
Loss from discontinued operations, net of taxes	—	(0.00)	-	(0.00)
Net loss attributable to Genesis Healthcare, Inc.	$(0.39)	$(0.70)	$(1.09)	$(1.25)

The following shares were excluded from the computation of diluted net loss per common share in the three and six months ended June 30, 2018 and 2017, as their inclusion would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Exchange of noncontrolling interests	59,711	61,811	60,583	62,320
Employee and director unvested restricted stock units	964	1,129	630	1,541
Convertible note	—	3,000	—	3,000
Stock Warrants	1,500	—	1,288	—

The combined impact of the assumed conversion to common stock and related tax implications attributable to the noncontrolling interest, the grants under the 2015 Omnibus Equity Incentive Plan, and the stock warrants are anti-dilutive to EPS because the Company is in a net loss position for the three and six months ended June 30, 2018. As of June 30, 2018, there were 59.7 million units attributable to the noncontrolling interests outstanding.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)Segment Information

The Company has three reportable operating segments: (i) inpatient services; (ii) rehabilitation therapy services; and (iii) other services.

A summary of the Company’s segmented revenues follows (in thousands, except percentages):

	Three months ended June 30,
	2018		2017		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$1,065,310	83.8%	$1,130,525	84.2%	$(65,215)	(5.8)%
Assisted/Senior living facilities	23,742	1.9%	24,125	1.8%	(383)	(1.6)%
Administration of third party facilities	2,300	0.2%	2,319	0.2%	(19)	(0.8)%
Elimination of administrative services	(743)	(0.1)%	(385)	—%	(358)	93.0%
Inpatient services, net	1,090,609	85.8%	1,156,584	86.2%	(65,975)	(5.7)%

Rehabilitation therapy services:
Total therapy services	234,674	18.4%	242,917	18.1%	(8,243)	(3.4)%
Elimination intersegment rehabilitation therapy services	(88,887)	(7.0)%	(94,496)	(7.0)%	5,609	(5.9)%
Third party rehabilitation therapy services	145,787	11.4%	148,421	11.1%	(2,634)	(1.8)%

Other services:
Total other services	51,345	4.0%	44,221	3.3%	7,124	16.1%
Elimination intersegment other services	(15,381)	(1.2)%	(7,950)	(0.6)%	(7,431)	93.5%
Third party other services	35,964	2.8%	36,271	2.7%	(307)	(0.8)%

Net revenues	$1,272,360	100.0%	$1,341,276	100.0%	$(68,916)	(5.1)%

	Six months ended June 30,
	2018		2017		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$2,160,612	83.9%	$2,300,450	84.1%	$(139,838)	(6.1)%
Assisted/Senior living facilities	47,246	1.8%	48,077	1.8%	(831)	(1.7)%
Administration of third party facilities	4,552	0.2%	4,752	0.2%	(200)	(4.2)%
Elimination of administrative services	(1,470)	—%	(769)	—%	(701)	91.2%
Inpatient services, net	2,210,940	85.9%	2,352,510	86.1%	(141,570)	(6.0)%

Rehabilitation therapy services:
Total therapy services	471,251	18.3%	499,134	18.3%	(27,883)	(5.6)%
Elimination intersegment rehabilitation therapy services	(181,633)	(7.1)%	(195,026)	(7.1)%	13,393	(6.9)%
Third party rehabilitation therapy services	289,618	11.2%	304,108	11.2%	(14,490)	(4.8)%

Other services:
Total other services	99,853	3.9%	90,267	3.3%	9,586	10.6%
Elimination intersegment other services	(26,979)	(1.0)%	(16,477)	(0.6)%	(10,502)	63.7%
Third party other services	72,874	2.9%	73,790	2.7%	(916)	(1.2)%

Net revenues	$2,573,432	100.0%	$2,730,408	100.0%	$(156,976)	(5.7)%

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Company’s unaudited condensed consolidated statement of operations follows (in thousands):

	Three months ended June 30, 2018
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,091,352	$234,674	$51,325	$20	$(105,011)	$1,272,360
Salaries, wages and benefits	489,778	187,946	28,030	—	—	705,754
Other operating expenses	439,224	14,400	21,943	—	(105,012)	370,555
General and administrative costs	—	—	—	39,046	—	39,046
Lease expense	31,494	—	316	301	—	32,111
Depreciation and amortization expense	56,750	3,138	168	3,439	—	63,495
Interest expense	93,028	13	9	24,905	—	117,955
Gain on extinguishment of debt	—	—	—	(501)	—	(501)
Investment income	—	—	—	(1,631)	—	(1,631)
Other income	(22,220)	—	—	—	—	(22,220)
Transaction costs	—	—	—	3,112	—	3,112
Long-lived asset impairments	27,257	—	—	—	—	27,257
Goodwill and identifiable intangible asset impairments	1,132	—	—	—	—	1,132
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(352)	390	38
(Loss) income before income tax benefit	(25,091)	29,177	859	(68,299)	(389)	(63,743)
Income tax benefit	—	—	—	(886)	—	(886)
(Loss) income from continuing operations	$(25,091)	$29,177	$859	$(67,413)	$(389)	$(62,857)

	Three months ended June 30, 2017
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,156,969	$242,917	$44,144	$77	$(102,831)	$1,341,276
Salaries, wages and benefits	508,509	201,944	28,949	—	—	739,402
Other operating expenses	462,158	22,308	14,681	—	(102,831)	396,316
General and administrative costs	—	—	—	41,151	—	41,151
Lease expense	37,449	7	300	478	—	38,234
Depreciation and amortization expense	51,837	3,866	172	4,352	—	60,227
Interest expense	103,325	14	10	20,939	—	124,288
Loss on extinguishment of debt	—	—	—	2,301	—	2,301
Investment income	—	—	—	(1,392)	—	(1,392)
Other loss	4,190	—	—	—	—	4,190
Transaction costs	—	—	—	3,781	—	3,781
Customer receivership and other related charges	—	35,566	—	—	—	35,566
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(563)	475	(88)
(Loss) income before income tax expense	(10,499)	(20,788)	32	(70,970)	(475)	(102,700)
Income tax expense	—	—	—	2,803	—	2,803
(Loss) income from continuing operations	$(10,499)	$(20,788)	$32	$(73,773)	$(475)	$(105,503)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six months ended June 30, 2018
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$2,212,410	$471,251	$99,800	$53	$(210,082)	$2,573,432
Salaries, wages and benefits	996,808	387,777	56,939	—	—	1,441,524
Other operating expenses	895,025	28,816	40,957	—	(210,083)	754,715
General and administrative costs	—	—	—	78,921	—	78,921
Lease expense	63,928	—	643	611	—	65,182
Depreciation and amortization expense	101,080	6,332	337	7,249	—	114,998
Interest expense	186,647	27	18	46,300	—	232,992
Loss on early extinguishment of debt	—	—	—	9,785	—	9,785
Investment income	—	—	—	(2,678)	—	(2,678)
Other (income) loss	(22,230)	—	78	—	—	(22,152)
Transaction costs	—	—	—	15,207	—	15,207
Long-lived asset impairments	55,617	—	—	—	—	55,617
Goodwill and identifiable intangible asset impairments	1,132	—	—	—	—	1,132
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(506)	764	258
(Loss) income before income tax benefit	(65,597)	48,299	828	(154,836)	(763)	(172,069)
Income tax benefit	—	—	—	(539)	—	(539)
(Loss) income from continuing operations	$(65,597)	$48,299	$828	$(154,297)	$(763)	$(171,530)

	Six months ended June 30, 2017
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$2,353,279	$499,134	$89,940	$327	$(212,272)	$2,730,408
Salaries, wages and benefits	1,089,932	414,696	59,268	—	—	1,563,896
Other operating expenses	901,002	43,645	29,762	—	(212,272)	762,137
General and administrative costs	—	—	—	86,237	—	86,237
Lease expense	72,766	14	595	959	—	74,334
Depreciation and amortization expense	107,817	7,613	339	8,827	—	124,596
Interest expense	206,642	28	19	42,353	—	249,042
Loss on early extinguishment of debt	—	—	—	2,301	—	2,301
Investment income	—	—	—	(2,501)	—	(2,501)
Other loss (income)	12,732	732	—	(240)	—	13,224
Transaction costs	—	—	—	6,806	—	6,806
Customer receivership and other related charges	—	35,566	—	—	—	35,566
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,131)	909	(222)
Loss before income tax expense	(37,612)	(3,160)	(43)	(143,284)	(909)	(185,008)
Income tax expense	—	—	—	4,087	—	4,087
Loss from continuing operations	$(37,612)	$(3,160)	$(43)	$(147,371)	$(909)	$(189,095)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the segment assets as of June 30, 2018 compared to December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Inpatient services	$3,992,053	$4,303,370
Rehabilitation therapy services	352,490	351,711
Other services	54,438	50,127
Corporate and eliminations	145,836	82,657
Total assets	$4,544,817	$4,787,865

The following table presents segment goodwill as of June 30, 2018 compared to December 31, 2017 (in thousands):

	Inpatient	Rehabilitation Therapy Services	Other Services	Consolidated
Balance at December 31, 2017
Goodwill	351,470	73,814	11,828	437,112
Accumulated impairment losses	(351,470)	—	—	(351,470)
	$—	$73,814	$11,828	$85,642
Balance at June 30, 2018
Goodwill	351,470	73,814	11,828	437,112
Accumulated impairment losses	(351,470)	—	—	(351,470)
	$—	$73,814	$11,828	$85,642

(7)Property and Equipment

Property and equipment consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Land, buildings and improvements	$486,031	$591,022
Capital lease land, buildings and improvements	720,465	752,657
Financing obligation land, buildings and improvements	2,349,850	2,525,551
Equipment, furniture and fixtures	417,696	453,230
Construction in progress	38,146	30,294
Gross property and equipment	4,012,188	4,352,754
Less: accumulated depreciation	(994,945)	(939,155)
Net property and equipment	$3,017,243	$3,413,599

At June 30, 2018, the Company classified the property and equipment of 23 skilled nursing facilities that qualified as assets held for sale.  The total net reduction of property and equipment of $112.0 million was primarily classified in the “Land, buildings and improvements” line item.  See Note 15 – “Assets Held for Sale.”

In the six months ended June 30, 2018, the Company amended one of its master lease agreements resulting in a net capital lease asset write-down of $18.2 million.   See Note 3 – “Significant Transactions and Events – Welltower Master Lease Amendment.”

In the six months ended June 30, 2018, the Company divested 12 skilled nursing facilities, which were terminated from their master lease agreement, resulting in a net financing obligation asset write-down of $113.3 million and capital lease asset write-down of $16.8 million.   See Note 3 – “Significant Transactions and Events – Second Spring Divestitures.”

In the six months ended June 30, 2018, the Company recognized impairment charges of $55.6 million on its property and equipment.  See Note 14 – “Asset Impairment Charges - Long-Lived Assets with a Definite Useful Life.”  The impairments were recorded as a $48.6 million increase to accumulated depreciation and a write-off of land under “Financing obligation land, buildings and improvements” of $7.0 million.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(8)   Long-Term Debt

Long-term debt at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Asset based lending facilities, net of debt issuance costs of $12,696 and $0 at June 30, 2018 and December 31, 2017, respectively	$396,133	$—
Revolving credit facilities, net of debt issuance costs of $0 and $10,109 at June 30, 2018 and December 31, 2017, respectively	—	303,091
Term loan agreements, net of debt issuance costs of $2,435 and $3,020 and debt premium balance of $12,124 and $0 at June 30, 2018 and December 31, 2017, respectively	180,739	120,706
Real estate loans, net of debt issuance costs of $5,740 and $3,486 and debt premium balance of $33,824 and $0 at June 30, 2018 and December 31, 2017, respectively	301,005	281,039
HUD insured loans, net of debt issuance costs of $5,313 and $5,590 and debt premium balance of $877 and $13,590 at June 30, 2018 and December 31, 2017, respectively	183,542	263,827
Notes payable	82,705	68,122
Mortgages and other secured debt (recourse)	12,573	12,536
Mortgages and other secured debt (non-recourse), net of debt issuance costs of $203 and $99 and debt premium balance of $1,569 and $1,618 at June 30, 2018 and December 31, 2017, respectively	27,178	27,978
	1,183,875	1,077,299
Less: Current installments of long-term debt	(107,338)	(26,962)
Long-term debt	$1,076,537	$1,050,337

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

The ABL Credit Facilities have a five-year term set to mature on March 6, 2023.  The ABL Credit Facilities include a springing maturity clause that would accelerate its maturity 90 days prior to the maturity of the Term Loan Agreements, Welltower Real Estate Loans or MidCap Real Estate Loans, in the event those agreements are not extended or refinanced.  The revolving credit facility includes a swinging lockbox arrangement whereby the Company transfers all funds deposited within its designated lockboxes to MidCap on a daily basis and then draws from the revolving credit facility as needed.  In accordance with U.S. GAAP, the Company has presented the entire revolving credit facility borrowings balance of $83.8 million in current installments of long-term debt at June 30, 2018.  Despite this classification, the Company expects that it will have the ability to borrow and repay on the revolving credit facility through its maturity on March 6, 2023.

$57.2 million of the proceeds received under the ABL Credit Facilities remain in a restricted account.  This amount is pledged to cash collateralize letters of credit previously issued under the Revolving Credit Facilities. The Company has classified this deposit as restricted cash and equivalents on the consolidated balance sheets at June 30, 2018.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

on the revolving credit facility and 2% on the delayed draw term loan facility.  The Company will be charged a letters of credit fee equal to 6% on any undrawn letters of credit.

The term loan facility and revolving credit facility include a termination fee equal to 2% if the loans are prepaid within the first year, 1% if the loans are prepaid after year one and before year two, and 0.5% thereafter.  The term loan facility and revolving credit facility include an exit fee equal to $1.6 million and $1.0 million, respectively, due and payable on the earlier of the loans retirement or on the maturity date.

The ABL Credit Facilities contain representations and warranties, affirmative covenants, negative covenants, financial covenants and events of default and security interests that are customarily required for similar financings.  Financial covenants include a minimum consolidated fixed charge coverage ratio, a maximum leverage ratio and minimum liquidity.

Borrowings and interest rates under the ABL Credit Facilities were as follows at June 30, 2018 (dollars in thousands):

			Weighted
			Average
ABL Credit Facilities	Commitment	Borrowings	Interest
Term loan facility	$325,000	$325,000	8.34%
Revolving credit facility (Non-HUD)	155,000	54,816	8.34%
Revolving credit facility (HUD)	45,000	29,013	8.34%
Delayed draw facility	30,000	—	13.34%
	$555,000	$408,829	8.34%

As of June 30, 2018, the Company had a total borrowing base capacity of $464.4 million with outstanding borrowings under the ABL Credit Facilities of $408.8 million, leaving the Company with approximately $55.6 million of available borrowing capacity under the ABL Credit Facilities.

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

Term Loan Agreements

The Company and certain of its affiliates, including FC-GEN (the Borrower) are party to a four-year term loan agreement (the Term Loan Agreement) with an affiliate of Welltower and an affiliate of Omega.  The Term Loan Agreement originally provided for term loans (the Term Loans) in the aggregate principal amount of $120.0 million, with scheduled annual amortization of 2.5% of the initial principal balance in years one, two and three, and 5.0% in year four.  On March 6, 2018, the Company entered into an amendment to the Term Loans (the Term Loan Amendment) pursuant to which the Company borrowed an additional $40 million to be used for certain debt repayment and general corporate purposes (the 2018 Term Loan). The Term Loan Agreement continues to have a maturity date of July 29, 2020. The 2018 Term Loan bears interest at a rate equal to 10.0% per annum, with up to 5% per annum to be paid in kind.  The Term Loan Amendment also changes the interest rate applicable to the Term Loans to be equal to 14% per annum, with up to 9% per annum to be paid in kind. As of June 30, 2018, the Term Loans and 2018 Term Loan had an outstanding principal balance of $171.1 million.  Among other things, the Term Loan Amendment eliminates any principal amortization payments on any of the loans prior to maturity and modifies the financial covenants beginning in 2018.

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

The Term Loan Agreement includes a non-cash debt premium balance of $12.1 million at June 30, 2018.  As the terms under the Term Loan Amendment were negotiated and executed at the same time as other Welltower amendments included in the Restructuring Transactions (i.e. the Real Estate Loan Amendments and Welltower Master Lease Amendment), U.S. GAAP requires the Company record interest expense for each instrument at a rate equal to the combined effective interest rate rather than the stated interest rate of each instrument individually.  The effective interest rate was calculated by measuring the aggregate cash flows payable to Welltower under the combined amended agreements compared to the carrying value of the original obligations on March 6, 2018.  Since the combined effective interest rate of all the Restructuring Transactions involving Welltower of approximately 7.5% is lower than the Term Loan Amendment weighted interest rate of 13.0%, the Company recorded a debt premium, which was offset by a corresponding discount on the Welltower financing obligation, and will amortize over the life of the Term Loan Amendment.  See Note 10 – “Financing Obligation.”

Real Estate Loans

On March 30, 2018, the Company entered into two real estate loans with MidCap (MidCap Real Estate Loans) with combined available proceeds of $75.0 million, $73.0 million of which was drawn as of June 30, 2018.  The MidCap Real Estate Loans are secured by 18 skilled nursing facilities and are subject to a five-year term maturing on March 30, 2023.  The maturity of the MidCap Real Estate Loans will accelerate in the event the ABL Credit Facilities are repaid in full and terminated.  The loans, which are interest only in the first year, are subject to an annual interest rate equal to LIBOR (subject to a floor of 1.5%) plus an applicable margin of 5.85%.  Beginning April 1, 2019, mandatory principal payments commenced with the balance of the loans to be repaid at maturity.  Proceeds from the MidCap Real Estate Loans were used to repay partially the Welltower Real Estate Loans (defined below).

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

On February 21, 2018, the Company entered into amendments to the Welltower Real Estate Loans (the Real Estate Loan Amendments).  The Real Estate Loan Amendments adjusted the annual interest rate beginning February 15, 2018 to 12%, of which 7% will be paid in cash and 5% will be paid in kind.  In connection with the Real Estate Loan Amendments, the Company agreed to make commercially reasonable efforts to secure commitments by April 1, 2018 to repay no less than $105 million of the Welltower Real Estate Loan obligations.  As of June 30, 2018, the Company secured repayments or commitments totaling approximately $82 million.  As a result, the annual cash component of the interest payments will be increased by approximately $2.0 million with a corresponding decrease in the paid in kind component of interest.  At June 30, 2018, the Welltower Real Estate Loans are secured by a mortgage lien on the real property and a second lien on certain receivables of the operators of the 15 remaining facilities subject to

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the Welltower Real Estate Loans.  In the six months ended June 30, 2018, the Welltower Real Estate Loans were paid down $69.7 million using proceeds from the MidCap Real Estate Loans.  The Welltower Real Estate Loans have an outstanding principal balance of $212.6 million at June 30, 2018.

The Welltower Real Estate Loans include a non-cash debt premium balance of $33.8 million at June 30, 2018.  As the terms under the Real Estate Loan Amendments were negotiated and executed at the same time as other Welltower amendments included in the Restructuring Transactions (i.e. the Term Loan Amendment and Welltower Master Lease Amendment), U.S. GAAP requires the Company record interest expense for each instrument at a rate equal to the combined effective interest rate rather than the stated interest rate of each instrument individually.  The effective interest rate was calculated by measuring the aggregate cash flows payable to Welltower under the combined amended agreements compared to the carrying value of the original obligations on March 6, 2018.  Since the combined effective interest rate of all the Restructuring Transactions involving Welltower of approximately 7.5% is lower than the Real Estate Loan Amendments weighted interest rate of 12.0%, the Company recorded a debt premium, which was offset by a corresponding discount on the Welltower financing obligation, and will amortize over the life of the Real Estate Loan Amendments.  See Note 10 – “Financing Obligation.”

Thirteen skilled nursing facilities subject to the Welltower Real Estate Loans, balances included in the disclosures noted above, were reclassified as assets held for sale in the consolidated balance sheets at June 30, 2018. These 13 skilled nursing facilities had an aggregate principal balance of $109.3 million, of which $12.6 million will be retired using proceeds from the sale and are classified as held for sale.  The sale is expected to be completed in the third or fourth quarter of 2018.  See Note 15 – “Assets Held for Sale.”

On April 1, 2016, the Company acquired one skilled nursing facility and entered into a $9.9 million real estate loan (the Other Real Estate Loan).  On February 22, 2018, the skilled nursing facility subject to the Other Real Estate Loan was refinanced through a loan insured through the U.S. Department of Housing and Urban Development (HUD).  Some of the proceeds from the refinancing were used to payoff fully the Other Real Estate Loan.

HUD Insured Loans

As of June 30, 2018, the Company has 31 skilled nursing facility loans insured by HUD with a combined aggregate principal balance of $277.6 million, which includes a $13.4 million debt premium on 10 skilled nursing facility loans established in purchase accounting in 2015.  In the six months ended June 30, 2018, one skilled nursing facility was financed with a HUD insured loan for $10.9 million using some of the proceeds to retire the Other Real Estate Loan.

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

All HUD insured loans are non-recourse loans to the Company. All loans are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of June 30, 2018, the Company has total escrow reserve funds of $25.4 million with the loan servicer that are reported within prepaid expenses.

The HUD loans of nine skilled nursing facilities, balances included in the disclosures noted above, were reclassified as assets held for sale in the consolidated balance sheets at June 30, 2018. These nine skilled nursing facilities had an aggregate principal balance of $88.5 million, net of debt issuance costs and debt premiums, and aggregate escrow reserve funds of $9.3 million.  The nine skilled nursing facilities are expected to be sold in the third or fourth quarter of 2018.  See Note 15 – “Assets Held for Sale.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Notes Payable

On January 17, 2018, the Company converted $19.6 million of its trade payables into a notes payable.  The note, as amended, will be repaid in equal monthly installments through December 2019 at an annual interest rate of 5.75% and has an outstanding balance of $11.6 million at June 30, 2018.

In connection with Welltower’s sale of 64 skilled nursing facilities to Second Spring on November 1, 2016, the Company issued a note totaling $51.2 million to Welltower.  The note accrues cash interest at 3% and paid-in-kind interest at 7%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every May 1 and November 1.  The note matures on October 30, 2020.  The note has an outstanding accreted balance of $57.9 million at June 30, 2018.

In connection with Welltower’s sale of 28 skilled nursing facilities to Cindat Best Years Welltower JV LLC (CBYW) on December 23, 2016, the Company issued two notes totaling $23.7 million to Welltower.  The first note has an initial principal balance of $11.7 million and accrues cash interest at 3% and paid-in-kind interest at 7%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every June 15 and December 15.  The note matures on December 15, 2021.  The note has an outstanding accreted principal balance of $13.2 million at June 30, 2018.  The second note had an initial principal balance of $12.0 million and was converted into 3.0 million shares of common stock on November 13, 2017 and cancelled.

Other Debt

Mortgages and other secured debt (recourse). The Company carries mortgage loans and notes payable on certain of its corporate office buildings and other acquired assets.  The loans are secured by the underlying real property and have fixed or variable rates of interest with a weighted average interest rate of 3.7% at June 30, 2018, with maturity dates ranging from 2018 to 2020.

Mortgages and other secured debt (non-recourse). Loans are carried by certain of the Company’s consolidated joint ventures.  The loans consist principally of revenue bonds and secured bank loans.  Loans are secured by the underlying real and personal property of individual facilities and have fixed or variable rates of interest with a weighted average interest rate of 4.9% at June 30, 2018.  Maturity dates range from 2023 to 2034.  Loans are labeled “non-recourse” because neither the Company nor any of its wholly owned subsidiaries is obligated to perform under the respective loan agreements.  The aggregate principal balance of these loans includes a $1.6 million debt premium on one debt instrument.   The Company’s consolidated current installment of long-term debt decreased $10.9 million due to the reclassification of a non-recourse loan to long term upon the completion of a refinancing in March 2018.

Debt Covenants

The ABL Credit Facilities, the Term Loan Agreement and the Welltower Real Estate Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, minimum liquidity and maximum capital expenditures.  At June 30, 2018, the Company was in compliance with its financial covenants contained in the Credit Facilities.

The Company’s ability to maintain compliance with its debt covenants depends in part on management’s ability to increase revenue and control costs. Due to continuing changes in the healthcare industry, as well as the uncertainty with respect to changing referral patterns, patient mix, and reimbursement rates, it is possible that future operating performance may not generate sufficient operating results to maintain compliance with its quarterly debt covenant compliance requirements.  Should the Company fail to comply with its debt covenants at a future measurement date, it would, absent necessary and timely waivers and/or amendments, be in default under certain of its existing credit agreements.  To the extent any cross-default provisions may apply, the default would have an even more significant impact on the Company’s financial position.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The maturity of total debt of $1,161.9 million, excluding debt issuance costs and other non-cash debt discounts and premiums, at June 30, 2018 is as follows (in thousands):

Twelve months ended June 30,
2019	$107,373
2020	11,019
2021	236,580
2022	219,897
2023	408,280
Thereafter	178,719
Total debt maturity	$1,161,868

(9)   Leases and Lease Commitments

The Company leases certain facilities under capital and operating leases.  Future minimum payments for the next five years and thereafter under such leases at June 30, 2018 are as follows (in thousands):

Twelve months ended June 30,	Capital Leases	Operating Leases
2019	$91,414	$121,271
2020	89,998	120,032
2021	91,913	119,863
2022	93,921	104,072
2023	95,988	87,304
Thereafter	3,400,760	400,888
Total future minimum lease payments	3,863,994	$953,430
Less amount representing interest	(2,865,776)
Capital lease obligation	998,218
Less current portion	(2,159)
Long-term capital lease obligation	$996,059

Capital Lease Obligations

The capital lease obligations represent the present value of future minimum lease payments under such capital lease and cease to use arrangements and bear a weighted average imputed interest rate of 10.0% at June 30, 2018, and mature at dates ranging from 2026 to 2048.

Deferred Lease Balances

At June 30, 2018 and December 31, 2017, the Company had $28.2 million and $34.9 million, respectively, of favorable leases net of accumulated amortization, included in identifiable intangible assets, and $9.3 million and $15.5 million, respectively, of unfavorable leases net of accumulated amortization included in other long-term liabilities on the consolidated balance sheets.  Favorable and unfavorable lease assets and liabilities arise through the acquisition of operating leases in place that requires those contracts be recorded at their then fair value.  The fair value of a lease is determined through a comparison of the actual rental rate with rental rates prevalent for similar assets in similar markets.  A favorable lease asset to the Company represents a rental stream that is below market, and conversely an unfavorable lease is one with its cost above market rates.  These assets and liabilities amortize as lease expense over the remaining term of the respective leases on a straight-line basis.  At June 30, 2018 and December 31, 2017, the Company had $22.2 million and $28.7 million, respectively, of deferred straight-line rent balances included in other long-term liabilities on the consolidated balance sheets.

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

The Company has master lease agreements with Welltower, Sabra and Omega (collectively, the Master Lease Agreements).  The Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity.  At June 30, 2018, the Company is in compliance with the financial covenants contained in the Master Lease Agreements.

The Company has a master lease agreement with Second Spring involving 52 of its facilities.  The Company did not meet a financial covenant contained in this master lease agreement at June 30, 2018.  The Company received a waiver for this covenant breach.

The Company has a master lease agreement with CBYW involving 28 of its facilities.  The Company did not meet certain financial covenants contained in this master lease agreement at June 30, 2018.  The Company received a waiver for these covenant breaches.

At June 30, 2018, the Company did not meet certain financial covenants contained in seven leases related to 45 of its facilities.  The Company is and expects to continue to be current in the timely payment of its obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of the Company’s other loan or lease agreements.  The Company will continue to work with the related credit parties to amend such leases and the related financial covenants.  The Company does not believe the breach of such financial covenants at June 30, 2018 will have a material adverse impact on it.  The Company has been afforded certain cure rights to such defaults by posting collateral in the form of additional letters of credit or security deposit.

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

(10)Financing Obligation

Financing obligations represent the present value of future minimum lease payments under such lease arrangements and bear a weighted average imputed interest rate of approximately 9.1% at June 30, 2018, and mature at dates ranging from 2021 to 2048.

The Welltower Master Lease Amendment includes a non-cash financing obligation discount balance of $49.4 million at June 30, 2018.  As the terms under the Welltower Master Lease Amendment were negotiated and executed at the same time as other Welltower amendments included in the Restructuring Transactions (i.e. the Term Loan Amendment and Real Estate Loan Amendment), U.S. GAAP requires the Company record interest expense for each instrument at a rate equal to the combined effective interest rate rather than the stated interest rate of each instrument individually.  The effective interest rate was calculated by measuring the aggregate cash flows payable to Welltower under the combined amended agreements compared to the carrying value of the original obligations on March 6, 2018.  Since the combined effective interest rate of all the Restructuring Transactions involving Welltower of approximately 7.5% is higher than the Welltower Master Lease Amendment weighted interest rate of

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

approximately 7.0%, the Company recorded a financing obligation discount, which was offset by a corresponding premium on each of the Welltower Real Estate Loans and Term Loan Amendment, and will amortize over the life of the Welltower Master Lease Amendment.  See Note 8 – “Long-Term Debt – Term Loan Agreements” and “Long-Term Debt  – Real Estate Loans.”

Future minimum payments for the next five years and thereafter under leases classified as financing obligations at June 30, 2018 are as follows (in thousands):

Twelve months ended June 30,
2019	$234,780
2020	239,316
2021	244,073
2022	242,594
2023	244,414
Thereafter	6,726,252
Total future minimum lease payments	7,931,429
Less amount representing interest	(5,184,647)
Financing obligations	$2,746,782
Less current portion	(1,983)
Long-term financing obligations	$2,744,799

(11)Income Taxes

The Company effectively owns 63.0% of FC-GEN, an entity taxed as a partnership for U.S. income tax purposes.  This is the Company’s only source of taxable income.  FC-GEN is subject to income taxes in several U.S. state and local jurisdictions.  The income taxes assessed by these jurisdictions are included in the Company’s tax provision, but at its 63.0% ownership of FC-GEN.

For the three months ended June 30, 2018, the Company recorded income tax benefit of $0.9 million from continuing operations, representing an effective tax rate of 1.4%, compared to income tax expense of $2.8 million from continuing operations, representing an effective tax rate of (2.7)%, for the same period in 2017.

For the six months ended June 30, 2018, the Company recorded income tax benefit of $0.5 million from continuing operations, representing an effective tax rate of 0.3%, compared to income tax expense of $4.1 million from continuing operations, representing an effective tax rate of (2.2)%, for the same period in 2017.

The change in the effective tax rate for the three and six months ended June 30, 2018, is attributable to a reduced projected change in the Company’s hanging credit deferred tax liability compared to the prior period that is the result of the goodwill impairment recorded against the inpatient services business in the third quarter of 2017.

The Company continues to assess the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard.  Management had previously determined that the Company would not realize its deferred tax assets and established a valuation allowance against the deferred tax assets.  As of June 30, 2018, management has determined that the valuation allowance is still necessary.

The Company’s Bermuda captive insurance company is expected to produce a U.S. federal taxable loss in 2018.  The captive is expected to generate positive pre-tax income in future periods to off-set its deferred tax assets.  The 2018 U.S. federal taxable loss cannot be carried back but can be carried forward indefinitely.

The Company provides rehabilitation therapy services within the People’s Republic of China and Hong Kong.  At June 30, 2018, these business operations do not comprise a significant portion of the Company’s overall operating results.  Management does not anticipate these operations will generate taxable income in the near term.  The operations currently do not have a material effect on the Company’s effective tax rate.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The SEC issued Staff Accounting Bulletin No. 118 (SAB 118) on December 23, 2017.  SAB 118 provides a one-year measurement period from a registrant’s reporting period that includes the Tax Reform Act enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740.  The Company's federal net operating losses that have been incurred prior to January 1, 2018, will continue to have a 20-year carryforward limitation applied and will need to be evaluated for recoverability in the future as such. For net operating losses created after December 31, 2017, the net operating losses will have an indefinite life, but usage will be limited to 80% of taxable income in any given year. The Company has estimated the impact of the Tax Reform Act on state income taxes reflected in its income tax expense for the three and six months ended June 30, 2018.  Reasonable estimates for the Company’s state and local provision were made based on the Company's analysis of tax reform. These provisional amounts may be adjusted in future periods during 2018 when additional information is obtained. Additional information that may affect the Company's provisional amounts would include further clarification and guidance on how the Internal Revenue Service (IRS) will implement tax reform and further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on our state and local income tax returns, state and local net operating losses and corresponding valuation allowances.

Exchange Rights and Tax Receivable Agreement

The owners of FC-GEN have the right to exchange their membership units in FC-GEN,  along with an equivalent number of Class C shares, for shares of Class A common stock of the Company or cash, at the Company’s option.  As a result of such exchanges, the Company’s membership interest in FC-GEN would increase and its purchase price would be reflected in its share of the tax basis of FC-GEN’s tangible and intangible assets.  Any resulting increases in tax basis are likely to increase tax depreciation and amortization deductions and, therefore, reduce the amount of income tax the Company would otherwise be required to pay in the future.  Any such increase would also decrease gain (or increase loss) on future dispositions of the affected assets.  There were exchanges of 1,860,592 FC-GEN units and Class C shares in the six months ended June 30, 2018 equating to 1,860,912 Class A shares.  The exchanges during the six months ended June 30, 2018 resulted in a $9.5 million internal revenue code (IRC) Section 754 tax basis step-up in the tax deductible goodwill of FC-GEN.  There were exchanges of 2,048,869 FC-GEN units and Class C shares during the six months ended June 30, 2017 equating to 2,049,222 Class A shares.  The exchanges during the six months ended June 30, 2017 resulted in a $12.8 million IRC Section 754 tax basis step-up in the tax deductible goodwill of FC-GEN.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The reserves for loss for workers’ compensation risks are discounted based on actuarial estimates. The discount rate for the current policy year is 2.66%. The discount rates are based upon the risk-free rate for the appropriate duration for the respective policy year. The removal of discounting would have resulted in an increased reserve for workers’ compensation risks of $7.3 million and $6.7 million as of June 30, 2018 and December 31, 2017, respectively. The reserves for general and professional liability are recorded on an undiscounted basis.

For the three months ended June 30, 2018 and 2017, the provision for general and professional liability risk totaled $26.0 million and $33.9 million, respectively.  For the six months ended June 30, 2018 and 2017, the provision for general and professional liability risk totaled $54.2 million and $68.4 million, respectively.  The reserves for general and professional liability were $450.9 million and $442.9 million as of June 30, 2018 and December 31, 2017, respectively.

For the three months ended June 30, 2018 and 2017, the provision for workers’ compensation risk totaled $11.1 million and $11.7 million, respectively.  For the six months ended June 30, 2018 and 2017, the provision for workers’ compensation risk totaled $26.4 million and $28.9 million, respectively.  The reserves for workers’ compensation risks were $172.3 million and $174.6 million as of June 30, 2018 and December 31, 2017, respectively.

Health Insurance

The Company offers employees an option to participate in self-insured health plans.  Health insurance claims are paid as they are submitted to the plans’ administrators.  The Company maintains an accrual for claims that have been incurred but not yet reported to the plans’ administrators and therefore have not yet been paid.  This accrual for incurred but not yet reported claims was $17.5 million as of June 30, 2018 and December 31, 2017.  The liability for the self-insured health plan is recorded in accrued compensation in the consolidated balance sheets.  Although management believes that the amounts provided in the Company’s consolidated financial statements are adequate and reasonable, there can be no assurances that the ultimate liability for such self-insured risks will not exceed management’s estimates.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables below present the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
Assets:	2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$78,932	$78,932	$—	$—
Restricted cash and equivalents	64,140	64,140	—	—
Restricted investments in marketable securities	132,628	132,628	—	—
Total	$275,700	$275,700	$—	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$54,525	$54,525	$—	$—
Restricted cash and equivalents	4,113	4,113	—	—
Restricted investments in marketable securities	126,116	126,116	—	—
Total	$184,754	$184,754	$—	$—

The Company places its cash and cash equivalents, restricted cash and equivalents and restricted investments in marketable securities in quality financial instruments and limits the amount invested in any one institution or in any one type of instrument.  The Company has not experienced any significant losses on such investments.

Debt Instruments

The table below shows the carrying amounts and estimated fair values of the Company’s primary long-term debt instruments (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Asset based lending facilitites	$396,133	$396,133	$—	$—
Revolving credit facilities	—	—	303,091	303,091
Term loan agreements	180,739	180,739	120,706	120,706
Real estate loans	301,005	301,005	281,039	281,039
HUD insured loans	183,542	182,717	263,827	250,768
Notes payable	82,705	82,705	68,122	68,122
Mortgages and other secured debt (recourse)	12,573	12,573	12,536	12,536
Mortgages and other secured debt (non-recourse)	27,178	27,178	27,978	27,978
	$1,183,875	$1,183,050	$1,077,299	$1,064,240

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables presents the Company’s hierarchy for nonfinancial assets measured at fair value on a non-recurring basis (in thousands):

		Impairment Charges -
	Carrying Value	Six months ended
	June 30, 2018	June 30, 2018
Assets:
Property and equipment, net	$3,017,243	$55,617
Goodwill	85,642	—
Intangible assets, net	131,091	1,132

		Impairment Charges -
	Carrying Value	Six months ended
	December 31, 2017	June 30, 2017
Assets:
Property and equipment, net	$3,413,599	$—
Goodwill	85,642	—
Intangible assets, net	142,976	—

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

(14)Asset Impairment Charges

Long-Lived Assets with a Definite Useful Life

In each quarter, the Company’s long-lived assets with a definite useful life are tested for impairment at the lowest levels for which there are identifiable cash flows.  The Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived assets and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived assets.  The cash flow period was based on the remaining useful lives of the primary asset in each long-lived asset group, principally a building in the inpatient segment and customer relationship assets in the rehabilitation therapy services segment.  During the three months ended June 30, 2018 and 2017, the Company recognized impairment charges in the inpatient segment totaling $27.3 million and $0.0 million, respectively.   During the six months ended June 30, 2018 and 2017, the Company recognized impairment charges in the inpatient segment totaling $55.6 million and $0.0 million, respectively.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Identifiable Intangible Assets with a Definite Useful Life

Favorable Leases

Favorable lease contracts represent the estimated value of future cash outflows of operating lease contracts compared to lease rates that could be negotiated in an arms-length transaction at the time of measurement.  Favorable lease contracts are amortized on a straight-line basis over the lease terms. These favorable lease contracts are measured for impairment using estimated future net undiscounted cash flows expected to be generated from the use of the leased assets compared to the carrying amount of the favorable lease.  The cash flow period was based on the remaining useful lives of the asset, which for favorable lease assets is the lease term.  During the three and six months ended June 30, 2018, the Company recognized impairment charges on its favorable lease intangible assets with a definite useful life of $1.1 million.  There was no impairment charges recognized in the three and six months ended June 30, 2017.  This charge is presented in goodwill and identifiable intangible asset impairments on the consolidated statements of operations.

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

In the first quarter of 2018, the Company identified a disposal group of 23 skilled nursing facilities operated by the Company in the state of Texas that qualified as assets held for sale.  The Company entered into a purchase and sale agreement to sell the facilities for $120.0 million.  The transaction will mark an exit from the inpatient business in Texas.  Thirteen of the facilities are subject to Welltower Real Estate Loans, nine of the facilities are subject to HUD-insured loans and one facility is leased and accounted for as a financing obligation.  Closing is subject to licensure and other regulatory approvals and expected to occur in the third quarter of 2018.  The disposal group does not meet the criteria as a discontinued operation.  A $7.5 million asset impairment charge was recognized in the three months ended June 30, 2018 in the statements of operations to reflect a decrease in the sale price of the disposal group.  See Note 14 – “Asset Impairment Charges - Long-Lived Assets with a Definite Useful Life.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the major classes of assets and liabilities included as part of the disposal group (in thousands):

June 30, 2018
Current assets:
Prepaid expenses	$9,278
Long-term assets:
Property and equipment, net of accumulated depreciation of $27,885	112,048
Total assets	$121,326
Current liabilities:
Current installments of long-term debt	$2,110
Long-term liabilities:
Long-term debt	99,259
Financing obligations	19,670
Total liabilities	$121,039

(16)Related Party Transactions

The Company provides rehabilitation services to certain facilities owned and operated by a customer in which certain members of the Company’s board of directors beneficially own an ownership interest.  These services resulted in net revenue of $32.8 million and $65.6 million in the three and six months ended June 30, 2018, respectively, as compared to net revenue of $36.4 million and $74.0 million in the three and six months ended June 30, 2017, respectively.  The services resulted in net accounts receivable balances of $36.5 million and $32.0 million at June 30, 2018 and December 31, 2017, respectively.  These accounts receivable balances are net of a $55.0 million reserve recorded in 2017.  The Company deemed this reserve prudent given the delays in collection on account of this related party customer.  The reserve represents the judgment of management, and does not indicate a forgiveness of any amount of the outstanding accounts receivable owed by this related party customer.  The Company is monitoring the financial condition of this customer and will adjust the reserve levels accordingly as new information about their outlook is available.

Effective May 1, 2016, the Company completed the sale of its hospice and home health operations to FC Compassus LLC for $72.0 million in cash and a $12.0 million interest-bearing note.  Certain members of the Company’s board of directors indirectly beneficially hold ownership interests in FC Compassus LLC totaling less than 10% in the aggregate. The combined note and accrued interest balance of $17.2 million remains outstanding at June 30, 2018.  On May 1, 2016, the Company entered into preferred provider and affiliation agreements with FC Compassus LLC.  Fees for these services amounted to $3.4 million and $6.6 million in the three and six months ended June 30, 2018, respectively, compared to $3.0 million and $5.7 million in the three and six months ended June 30, 2017, respectively.

Certain subsidiaries of the Company have entered into a lease and a purchase option of twelve centers in New Hampshire and Florida from twelve separate limited liability companies affiliated with Next Healthcare (the Next Landlord Entities). The lease is effective June 1, 2018 and the annualized rent paid will initially be $13.0 million. The purchase option will become exercisable in the fifth lease year. Certain members of the Company’s board of directors each directly or indirectly hold an ownership interest in the Next Landlord Entities totaling less than 2.5% in the aggregate.  See Note 3 – “Significant Transactions and Events – Lease Transactions and Divestitures.”

(17)   Subsequent Events

On August 1, 2018, the Company divested five skilled nursing facilities located in various states.  All five of the skilled nursing facilities were terminated from their respective lease agreements.  They generated annual revenues of $64.7 million and pre-tax net loss of $7.9 million.

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

Business Overview

Genesis is a healthcare services company that through its subsidiaries owns and operates skilled nursing facilities, assisted living facilities and a rehabilitation therapy business.  We have an administrative services company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services.  At June 30, 2018, we provided inpatient services through 451 skilled nursing, senior/assisted living and behavioral health centers located in 30 states.  Revenues of our owned, leased and otherwise consolidated centers constitute approximately 86% of our revenues.

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

Recent Transactions and Events

Restructuring Transactions

Overview

During the six months ended June 30, 2018, we entered into a number of agreements, amendments and new financing facilities further described below (the Restructuring Transactions) in an effort to strengthen significantly our capital structure.  In total, the Restructuring Transactions are estimated to reduce our annual cash fixed charges by approximately $62.0 million beginning in 2018 and provided $70.0 million of additional cash and borrowing availability, increasing our liquidity and financial flexibility.

In connection with the Restructuring Transactions, we entered into a new asset based lending facility agreement, replacing our prior revolving credit facilities (the Revolving Credit Facilities) and eliminating its forbearance agreement.  Also in connection with the Restructuring Transactions, we amended the financial covenants in all of our material loan agreements and all but two of our material master leases.  Financial covenants beginning in 2018 were amended to account for changes in our capital structure as a result of the Restructuring Transactions and to account for the current business climate.  We received waivers from the counterparties to two of our material master leases, for which agreements to amend financial covenants were not attained,  with respect to compliance with financial covenants.

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

The ABL Credit Facilities have a five year term and proceeds were used to replace and repay in full our existing $525 million Revolving Credit Facilities scheduled to mature on February 2, 2020.  The ABL Credit Facilities include a springing maturity clause that would accelerate its maturity 90 days prior to the maturity of the Term Loan Agreements, Welltower Real Estate Loans or MidCap Real Estate Loans, in the event those agreements are not extended or refinanced.  The revolving credit facility includes a swinging lockbox arrangement whereby we transfer all funds deposited within designated lockboxes to MidCap on a daily basis and then draw from the revolving credit facility as needed.  In accordance with U.S. GAAP, we have presented the entire revolving credit facility borrowings balance of $83.8 million in current installments of long-term debt at June 30, 2018. Despite this classification, we expect that we will have the ability to borrow and repay on the revolving credit facility through its maturity on March 6, 2023.

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

In connection with the Real Estate Loan Amendments, we agreed to make commercially reasonable efforts to secure commitments by April 1, 2018 to repay no less than $105.0 million of the Welltower Real Estate Loans.  In the event we are unsuccessful securing such commitments or otherwise reducing the outstanding obligation of the Welltower Real Estate Loans, the cash pay component of the interest rate will be increased by approximately $2 million annually while the paid in kind component of the interest rate will be decreased by a corresponding amount.  As of June 30, 2018, we secured repayments or commitments totaling approximately $82 million.

MidCap Real Estate Loans

On March 30, 2018, we entered into two real estate loans with MidCap (MidCap Real Estate Loans) with combined available proceeds of $75.0 million, $73.0 million of which was drawn as of June 30, 2018.  The MidCap Real Estate Loans are secured by 18 skilled nursing facilities and are subject to a five-year term maturing on March 30, 2023.  The maturity of the MidCap Real Estate Loans will accelerate in the event the ABL Credit Facilities are repaid in full and terminated.  The loans, which are interest only in the first year, are subject to an annual interest rate equal to LIBOR (subject to a floor of 1.5%) plus an applicable margin of 5.85%.  Beginning April 1, 2019, mandatory principal payments shall commence with the balance of the loans to be repaid at maturity.  Proceeds from the MidCap Real Estate Loans were used to repay partially the Welltower Real Estate Loans.

Lease Transactions and Divestitures

Sabra Divestitures

On April 1, 2018, we divested five skilled nursing facilities.  All five of the skilled nursing facilities, three located in Massachusetts and two located in Kentucky, were terminated from their respective master lease agreements with Sabra Health Care REIT, Inc. (Sabra).  The five skilled nursing facilities generated annual revenues of $28.5 million and pre-tax net loss of $2.9 million.  On May 4, 2018, Sabra completed the sale and lease termination of one skilled nursing facility in California that had been closed in 2017.  We recognized a net gain on the write off of certain lease liabilities, offset by exit costs, of $0.7 million on the six skilled nursing facilities.

On June 1, 2018, Sabra completed the sale and lease termination of 12 skilled nursing facilities located in Florida and New Hampshire.  As a result of the sale, we will receive an annual rent credit of $12.0 million for the remainder of the lease term.  We continue to operate these facilities under a new lease with a new landlord, Next Healthcare. See Note 16 – “Related Party Transactions.”  As a result of the sale, we recognized accelerated depreciation expense of $6.0 million on the property and equipment sold and a gain on the write off of certain lease liabilities of $7.0 million.

On June 29, 2018, Sabra completed the sale and lease termination of eight skilled nursing facilities and one assisted/senior living facility located in seven different states.  As a result of the sale, we will receive an annual rent credit of $7.4 million for the remainder of the lease term.  We continue to operate these facilities under a lease agreement with a new landlord.  The new lease has a ten-year initial term, one five-year renewal option and initial annual rent of $7.4 million  As a result of the sale, we recognized accelerated depreciation expense of $3.6 million on the property and equipment sold and a gain on the write off of certain lease liabilities of $2.9 million.

Second Spring Divestitures

On June 1, 2018 and on June 13, 2018, Second Spring Healthcare Investments (Second Spring) completed the sale and lease termination of eight skilled nursing facilities located in Pennsylvania and four skilled nursing facilities located in New Jersey, respectively.  The combined 12 skilled nursing facilities generated annual revenues of $146.2 million and pre-tax net loss of $19.3 million.  As a result of the sale and lease termination, the Company recognized a capital lease net asset and obligation write-down of $16.8 million, a financing obligation net asset write-down of $113.3 million and a financing obligation write-down of $134.5 million.  The resulting gain of $21.2 million was offset by $6.3 million of exit costs.  In the three months ended June 30, 2018, there was accelerated depreciation expense of $5.3 million on the property and equipment sold.

Other Lease Amendments and Divestitures

For the six months ended June 30, 2018, we divested or amended the lease agreements to six other skilled nursing facilities. The lease agreement to one behavioral outpatient clinic expired on June 30, 2018.  As a result of these lease amendments and divestitures, we recognized a loss for exit costs and the write off of certain lease assets of $3.3 million.

In total for the six months ended June 30, 2018, we recorded a net gain on lease transactions and divestitures of $22.2 million which is included in other (income) loss on the consolidated statements of operations.

Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue

Centers for Medicare and Medicaid Services (CMS) Final Rules

On July 31, 2018, CMS released final payment and quality measure rules for skilled nursing facilities prospective payment services (SNF PPS) Medicare Part A fee for services. The final rules address three specific issue areas, discussed below, related to the fiscal year 2019 requirements. Additionally, the rule introduced changes in the payment and case-mix methodology for Part A skilled nursing services, which will be implemented at the beginning of fiscal year 2020 (October 1, 2019).

Skilled Nursing Facility Medicare Part A Payment Rates

The final rules establish a market basket increase of 2.4% as mandated under the Bipartisan Budget Act of 2018 effective October 1, 2018. Reimbursement for fiscal year 2019 will be based on the current payment methodology using the Resource Utilization Group, Version IV (RUG-IV) model with no significant changes in the patient classification system.

Skilled Nursing Facility Quality Measures Reporting Program (SNF QRP):

Current performance measures mandated for the SNF QRP for fiscal year 2019 were established in the final SNF PPS rules adopted on August 4, 2017 (FY 2018 SNF PPS Rules). The final rules summarize these requirements, finalize adoption of a new measure removal factor for previously adopted SNF QRP measures, review the quality measures currently adopted for the fiscal year 2020 SNF QRP and finalize the intention to specify new measures to be adopted no later than October 1, 2019 for the fiscal year 2022 SNF QRP.  The SNF QRP applies to freestanding skilled nursing facilities, skilled nursing facilities affiliated with acute care facilities, and all non-critical access hospital swing-bed rural hospitals. Under the SNF QRP, a skilled nursing facility’s annual market basket percentage is reduced by two percentage points if the skilled nursing facility does not submit quality measure data in accordance with thresholds set by the The Improving Medicare Post-Acute Care Transformation Act of 2014. Final fiscal year 2019 SNF PPS rules (FY 2019 SNF PPS Rules) specified that skilled nursing facilities that do not meet the SNF QRP requirements for a program year will receive a notice of non-compliance.

Skilled Nursing Facility Value-Based Purchasing Program (SNF-VBP Program)

The Protecting Access to Medicare Act of 2014, enacted on April 1, 2014, authorized a SNF-VBP Program that requires CMS to adopt a SNF-VBP Program payment adjustment for skilled nursing facilities effective October 1, 2018.  The FY 2018 SNF PPS Rules provide detailed instructions for the SNF-VBP Program.  The FY 2018 SNF PPS Rules adopted the Skilled Nursing Facility Readmission Measure as the skilled nursing facility 30-day all-cause readmission measure for the SNF-VBP Program.  The FY 2019 SNF PPS Rules  reiterate these instructions and affirm that effective October 1, 2018, skilled nursing facilities will experience a two percent withhold to fund the incentive payment pool. Simultaneously, based upon performance, skilled nursing facilities will have an opportunity to have their reimbursement rates adjusted for incentive payments based on their performance under the SNF-VBP Program.

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

The FY 2019 SNF PPS Rules also account for social risk factors in the SNF-VBP Program and finalizes the numerical values for the skilled nursing facility 30-day all-cause readmission measure for the fiscal year 2021 SNF-VBP Program, based on the fiscal year 2017 baseline period, finalizes scoring policy for skilled nursing facilities without sufficient baseline period data, finalizes SNF-VBP Program scoring adjustment for low-volume skilled nursing facilities and establishes an extraordinary circumstances exception policy for the SNF-VBP Program.

New Patient-Driven Payment Model (PDPM)

This final rule replaces the existing case-mix classification methodology, the Resource Utilization Groups, Version IV (RUG-IV) model, with a revised case-mix methodology called the Patient-Driven Payment Model (PDPM) beginning on October 1, 2019. CMS finalized the PDPM to replace the current Medicare Part A fee for service skilled nursing facility payment model, RUG IV. PDPM is a per diem payment, comprised of the sum of five payment components. Payments taper for physical therapy and occupational therapy beginning on day 20 and then every seven days of the Medicare stay. Payments taper for non-therapy ancillary services beginning on day three of the Medicare stay. There are two required minimum data set (MDS) assessments, the admission assessment and discharge assessment. There is one optional MDS assessment, the interim payment assessment. Under PDPM, physical therapists, occupational therapists and speech-language pathologists can deliver up to 25 percent of a patient’s treatment time using concurrent or group therapy modalities combined.

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

“Skilled Mix” refers collectively to Medicare and Insurance payor sources.

“Therapist Efficiency” is computed by dividing billable labor minutes related to patient care by total labor minutes for the period.

Key performance and valuation measures for our businesses are set forth below, followed by a comparison and analysis of our financial results:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Financial Results (in thousands)
Net revenues	$1,272,360	$1,341,276	$2,573,432	$2,730,408
EBITDA	117,707	81,815	175,921	188,630
Adjusted EBITDAR	163,326	175,351	313,943	341,041
Adjusted EBITDA	131,215	137,117	248,761	266,707
Net loss attributable to Genesis Healthcare, Inc.	(39,612)	(65,156)	(108,150)	(115,917)

INPATIENT SEGMENT:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Occupancy Statistics - Inpatient
Available licensed beds in service at end of period	52,303	55,247	52,303	55,247
Available operating beds in service at end of period	50,182	53,265	50,182	53,265
Available patient days based on licensed beds	4,759,573	5,027,477	9,466,843	10,004,387
Available patient days based on operating beds	4,567,679	4,849,175	9,087,860	9,651,290
Actual patient days	3,840,181	4,102,031	7,681,223	8,224,551
Occupancy percentage - licensed beds	80.7%	81.6%	81.1%	82.2%
Occupancy percentage - operating beds	84.1%	84.6%	84.5%	85.2%
Skilled mix	18.9%	19.7%	19.6%	20.3%
Average daily census	42,200	45,077	42,438	45,440
Revenue per patient day (skilled nursing facilities)
Medicare Part A	$528	$530	$526	$527
Insurance	461	461	458	456
Private and other	337	328	335	323
Medicaid	223	218	223	218
Medicaid (net of provider taxes)	204	198	204	198
Weighted average (net of provider taxes)	$274	$272	$275	$273
Patient days by payor (skilled nursing facilities)
Medicare	400,370	462,145	834,094	959,782
Insurance	285,935	304,107	591,221	624,418
Total skilled mix days	686,305	766,252	1,425,315	1,584,200
Private and other	227,920	259,577	454,823	522,875
Medicaid	2,726,538	2,872,360	5,405,661	5,713,784
Total Days	3,640,763	3,898,189	7,285,799	7,820,859
Patient days as a percentage of total patient days (skilled nursing facilities)
Medicare	11.0%	11.9%	11.4%	12.3%
Insurance	7.9%	7.8%	8.2%	8.0%
Skilled mix	18.9%	19.7%	19.6%	20.3%
Private and other	6.3%	6.7%	6.2%	6.7%
Medicaid	74.8%	73.6%	74.2%	73.0%
Total	100.0%	100.0%	100.0%	100.0%
Facilities at end of period
Skilled nursing facilities
Leased	341	363	341	363
Owned	44	44	44	44
Joint Venture	5	5	5	5
Managed *	35	35	35	35
Total skilled nursing facilities	425	447	425	447
Total licensed beds	52,232	55,105	52,232	55,105
Assisted/Senior living facilities:
Leased	19	19	19	19
Owned	4	4	4	4
Joint Venture	1	1	1	1
Managed	2	2	2	2
Total assisted/senior living facilities	26	26	26	26
Total licensed beds	2,209	2,182	2,209	2,182
Total facilities	451	473	451	473

Total Jointly Owned and Managed— (Unconsolidated)	15	15	15	15

REHABILITATION THERAPY SEGMENT**:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue mix %:
Company-operated	37%	38%	37%	38%
Non-affiliated	63%	62%	63%	62%
Sites of service (at end of period)	1,424	1,528	1,424	1,528
Revenue per site	$158,619	$149,634	$315,914	$307,594
Therapist efficiency %	68%	68%	68%	68%

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

Although we use Non-GAAP Financial Measures as financial measures to assess value and the performance of our business, the use of these Non-GAAP Financial Measures is limited because they do not consider certain material costs necessary to operate the business.  These costs include our lease expense (only in the case of  Adjusted EBITDAR), the cost to service debt, the depreciation and amortization associated with our long-lived assets, losses on early extinguishment of debt, transaction costs, long-lived asset impairment charges, federal and state income tax expenses, the operating results of our discontinued businesses and the income or loss attributable to noncontrolling interests.  Because Non-GAAP Financial Measures do not consider these important elements of our cost structure, a user of our financial information who relies on Non-GAAP Financial Measures as the only measures of our performance could draw an incomplete or misleading conclusion regarding our financial performance. Consequently, a user of our financial information should consider net loss attributable to Genesis Healthcare, Inc. as an important measure of our financial performance because it provides the most complete measure of our performance.

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

•

Other (income) loss.  We primarily use this income statement caption to capture gains and losses on the sale or disposition of assets.  We exclude the effect of such gains and losses because we believe they do not accurately reflect the underlying performance of our operating businesses.

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

•

Customer receivership and other related charges. We excluded the non-cash costs of a $35.6 million charge recorded in the three and six months ended June 30, 2017 related to customer receivership proceedings and the related respective write-down of unpaid accounts receivable.  We believe these charges were caused by the challenging operating environment, particularly for highly levered customers of our rehabilitation therapy business.  Accordingly, we believe these costs do not accurately reflect the underlying performance of our operating businesses.

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

•

(Income) losses of newly acquired, constructed or divested businesses.  The acquisition and construction of new businesses is an element of our growth strategy.  Many of the businesses we acquire have a history of operating losses and continue to generate operating losses in the months that follow our acquisition.  Newly constructed or developed businesses also generate losses while in their start-up phase.  We view these losses as both temporary and an expected component of our long-term investment in the new venture.  We adjust these losses when computing Adjusted EBITDA in order to better analyze the performance of our mature ongoing business.  The activities of such businesses are adjusted when computing Adjusted EBITDA until such time as a new business generates positive Adjusted EBITDA.  The divestiture of underperforming or non-strategic facilities is also an element of our business strategy.  We eliminate the results of divested facilities beginning in the quarter in which they become divested.  We view the income or losses associated with the wind-down of such divested facilities as not indicative of the performance of our ongoing operating business.

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

The following table provides a reconciliation of the non-GAAP performance measurement EBITDA and Adjusted EBITDA from net loss attributable to Genesis Healthcare, Inc., the most directly comparable financial measure presented in accordance with GAAP (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net loss attributable to Genesis Healthcare, Inc.	$(39,612)	$(65,156)	$(108,150)	$(115,917)
Adjustments to compute EBITDA:
Loss from discontinued operations, net of taxes	—	47	—	68
Net loss attributable to noncontrolling interests	(23,245)	(40,394)	(63,380)	(73,246)
Depreciation and amortization expense	63,495	60,227	114,998	124,596
Interest expense	117,955	124,288	232,992	249,042
Income tax (benefit) expense	(886)	2,803	(539)	4,087
EBITDA	$117,707	$81,815	175,921	188,630
Adjustments to compute Adjusted EBITDA:
(Gain) loss on early extinguishment of debt	(501)	2,301	9,785	2,301
Other (income) loss	(22,220)	4,190	(22,152)	13,224
Transaction costs	3,112	3,781	15,207	6,806
Customer receivership and other related charges	—	35,566	—	35,566
Long-lived asset impairments	27,257	—	55,617	—
Goodwill and identifiable intangible asset impairments	1,132	—	1,132	—
Severance and restructuring	3,493	514	6,333	4,694
(Income) losses of newly acquired, constructed, or divested businesses	(925)	6,276	2,175	10,269
Stock-based compensation	2,129	2,480	4,556	4,766
Regulatory defense and other related costs (1)	31	194	187	451
Adjusted EBITDA	$131,215	$137,117	$248,761	$266,707

Additional lease payments not included in GAAP lease expense	$74,564	$86,704	$152,496	$173,328
Total cash lease payments made pursuant to operating leases, capital leases and financing obligations	106,675	124,938	217,678	247,662

The following table provides a reconciliation of the non-GAAP valuation measurement Adjusted EBITDAR from net loss attributable to Genesis Healthcare, Inc., the most directly comparable financial measure presented in accordance with GAAP (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net loss attributable to Genesis Healthcare, Inc.	$(39,612)	$(65,156)	$(108,150)	$(115,917)
Adjustments to compute Adjusted EBITDAR:
Loss from discontinued operations, net of taxes	—	47	—	68
Net loss attributable to noncontrolling interests	(23,245)	(40,394)	(63,380)	(73,246)
Depreciation and amortization expense	63,495	60,227	114,998	124,596
Interest expense	117,955	124,288	232,992	249,042
Income tax (benefit) expense	(886)	2,803	(539)	4,087
Lease expense	32,111	38,234	65,182	74,334
(Gain) loss on early extinguishment of debt	(501)	2,301	9,785	2,301
Other (income) loss	(22,220)	4,190	(22,152)	13,224
Transaction costs	3,112	3,781	15,207	6,806
Customer receivership and other related charges	—	35,566	—	35,566
Long-lived asset impairments	27,257	—	55,617	—
Goodwill and identifiable intangible asset impairments	1,132	—	1,132	—
Severance and restructuring	3,493	514	6,333	4,694
(Income) losses of newly acquired, constructed, or divested businesses	(925)	6,276	2,175	10,269
Stock-based compensation	2,129	2,480	4,556	4,766
Regulatory defense and other related costs (1)	31	194	187	451
Adjusted EBITDAR	$163,326	$175,351	$313,943	$341,041

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

A summary of our unaudited results of operations for the three months ended June 30, 2018 as compared with the same period in 2017 follows (in thousands, except percentages):

	Three months ended June 30,
	2018		2017		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$1,065,310	83.8%	$1,130,525	84.2%	$(65,215)	(5.8)%
Assisted/Senior living facilities	23,742	1.9%	24,125	1.8%	(383)	(1.6)%
Administration of third party facilities	2,300	0.2%	2,319	0.2%	(19)	(0.8)%
Elimination of administrative services	(743)	(0.1)%	(385)	—%	(358)	93.0%
Inpatient services, net	1,090,609	85.8%	1,156,584	86.2%	(65,975)	(5.7)%

Rehabilitation therapy services:
Total therapy services	234,674	18.4%	242,917	18.1%	(8,243)	(3.4)%
Elimination intersegment rehabilitation therapy services	(88,887)	(7.0)%	(94,496)	(7.0)%	5,609	(5.9)%
Third party rehabilitation therapy services	145,787	11.4%	148,421	11.1%	(2,634)	(1.8)%

Other services:
Total other services	51,345	4.0%	44,221	3.3%	7,124	16.1%
Elimination intersegment other services	(15,381)	(1.2)%	(7,950)	(0.6)%	(7,431)	93.5%
Third party other services	35,964	2.8%	36,271	2.7%	(307)	(0.8)%

Net revenues	$1,272,360	100.0%	$1,341,276	100.0%	$(68,916)	(5.1)%

	Three months ended June 30,
	2018		2017		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
EBITDA:
Inpatient services	$124,687	11.4%	$144,663	12.5%	$(19,976)	(13.8)%
Rehabilitation therapy services	32,328	13.8%	(16,908)	(7.0)%	49,236	(291.2)%
Other services	1,036	2.0%	214	0.5%	822	384.1%
Corporate and eliminations	(40,344)	—%	(46,154)	—%	5,810	(12.6)%
EBITDA	$117,707	9.3%	$81,815	6.1%	$35,892	43.9%

A summary of our unaudited condensed consolidating statement of operations follows (in thousands):

	Three months ended June 30, 2018
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,091,352	$234,674	$51,325	$20	$(105,011)	$1,272,360
Salaries, wages and benefits	489,778	187,946	28,030	—	—	705,754
Other operating expenses	439,224	14,400	21,943	—	(105,012)	370,555
General and administrative costs	—	—	—	39,046	—	39,046
Lease expense	31,494	—	316	301	—	32,111
Depreciation and amortization expense	56,750	3,138	168	3,439	—	63,495
Interest expense	93,028	13	9	24,905	—	117,955
Gain on extinguishment of debt	—	—	—	(501)	—	(501)
Investment income	—	—	—	(1,631)	—	(1,631)
Other income	(22,220)	—	—	—	—	(22,220)
Transaction costs	—	—	—	3,112	—	3,112
Long-lived asset impairments	27,257	—	—	—	—	27,257
Goodwill and identifiable intangible asset impairments	1,132	—	—	—	—	1,132
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(352)	390	38
(Loss) income before income tax benefit	(25,091)	29,177	859	(68,299)	(389)	(63,743)
Income tax benefit	—	—	—	(886)	—	(886)
(Loss) income from continuing operations	$(25,091)	$29,177	$859	$(67,413)	$(389)	$(62,857)

	Three months ended June 30, 2017
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,156,969	$242,917	$44,144	$77	$(102,831)	$1,341,276
Salaries, wages and benefits	508,509	201,944	28,949	—	—	739,402
Other operating expenses	462,158	22,308	14,681	—	(102,831)	396,316
General and administrative costs	—	—	—	41,151	—	41,151
Lease expense	37,449	7	300	478	—	38,234
Depreciation and amortization expense	51,837	3,866	172	4,352	—	60,227
Interest expense	103,325	14	10	20,939	—	124,288
Loss on extinguishment of debt	—	—	—	2,301	—	2,301
Investment income	—	—	—	(1,392)	—	(1,392)
Other loss	4,190	—	—	—	—	4,190
Transaction costs	—	—	—	3,781	—	3,781
Customer receivership and other related charges	—	35,566	—	—	—	35,566
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(563)	475	(88)
(Loss) income before income tax expense	(10,499)	(20,788)	32	(70,970)	(475)	(102,700)
Income tax expense	—	—	—	2,803	—	2,803
(Loss) income from continuing operations	$(10,499)	$(20,788)	$32	$(73,773)	$(475)	$(105,503)

Net Revenues

Net revenues for the three months ended June 30, 2018 decreased by $68.9 million, or 5.1%, as compared with the three months ended June 30, 2017.

Inpatient Services – Revenue decreased $66.0 million, or 5.7%, in the three months ended June 30, 2018 as compared with the same period in 2017. On a same-store basis, excluding 24 divested underperforming facilities and the development of two additional facilities on comparability, and the $19.0 million revenue reduction for the adoption of ASC 606, inpatient services revenue declined $21.0 million, or 1.9%.  This same-store decrease is principally due to a decline in the occupancy and skilled mix of legacy Genesis inpatient facilities, partially offset by increased payment rates.  We attribute the decline in occupancy and skilled mix principally to the impact of healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payers and conveners to divert certain skilled nursing referrals to home health or other community based care settings.

For an expanded discussion regarding the factors influencing our census decline, see Item 1, “Business – Recent Legislative, Regulatory and other Governmental Actions Affecting Revenue” in our Annual Report on Form 10-K filed with the SEC, as well as “Key Performance and Valuation Measures” in this MD&A for quantification of the census trends and revenue per patient day.

Rehabilitation Therapy Services – Revenue decreased $2.6 million, or 1.8% comparing the three months ended June 30, 2018 with the same period in 2017.  Of that decrease, $22.5 million is due to lost contract business, offset by $18.8 million attributed to new contracts.  The adoption of ASC 606 resulted in a reduction of revenue of $2.9 million.  The remaining increase of $4.0 million is principally due to higher rates to existing contract customers and increased Medicare Part B rates, partially offset by reduced volume of services provided to existing customers.

Other Services – Revenue decreased $0.3 million, or 0.8% in the three months ended June 30, 2018 as compared with the same period in 2017. Our other services revenue, comprised mainly of our physician services and staffing services businesses, was relatively flat with increased service revenue in the physician service business offset by some regional reduction in volumes of our staffing services business.

EBITDA

EBITDA for the three months ended June 30, 2018 increased by $35.9 million, or 43.9%, as compared with the three months ended June 30, 2017.  Excluding the impact of (gain) loss on extinguishment of debt, other (income) loss, transaction costs, long-lived asset impairments and goodwill and identifiable intangible asset impairments, EBITDA decreased $1.2 million, or 0.9% when compared with the same period in 2017.  The adoption of ASC 606 did not affect comparability of EBITDA or EBITDA as adjusted among the periods presented. The contributing factors for this net decrease are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDA decreased by $20.0 million, or 13.8% for the three months ended June 30, 2018 as compared with the same period in 2017.  Excluding the impact of other (income) loss, long-lived asset impairments and identifiable intangible asset impairments, EBITDA as adjusted decreased $18.0 million, or 12.1% when compared with the same period in 2017.  On a same store basis, the inpatient EBITDA as adjusted decreased $19.1 million.  Of that same-store decline, our self-insurance programs resulted in an increase of $8.9 million EBITDA as adjusted in the three months ended June 30, 2018 as compared with the same period in 2017.  While our self-insurance programs are performing as anticipated with reduced volumes related to the implementation of our portfolio optimization strategies and within normal claims reporting patterns of our same-store operations, we are also seeing reduced pressures in particular in our general and professional liability claims experience.  We believe this is due to the combination of tort reforms in key states that have had historically high rates of claims volume and severity as well as a recognition by the plaintiffs firms that this industry cannot sustain the level of claims historically brought by them.  Reductions in salaries, wages and benefits, beyond those related to self-insured workers compensation and health benefits, are principally attributed to the transition from in-house to fully outsourced dietary support functions in the second fiscal quarter of 2017. That transition resulted in a shift of a commensurate amount of cost to purchased services expense in other operating expenses.  This reduction in salaries is partially offset with nursing wage inflation which increased 3.3% in the three months ended June 30, 2018 as compared with the same period in 2017.  On a same-store basis, lease expense for the three months ended June 30, 2018 as compared with the same period in 2017 decreased $4.2 million.  This reduction is principally due to the benefit of one-quarter of the Sabra rent reduction, offset by the non-cash straight-line adjustments to those operating leases.  See “Restructuring Transactions – Sabra Master Leases” in this MD&A.  The remaining $32.2 million decrease in EBITDA, as adjusted, of the segment is attributed to the continued pressures on skilled mix and overall occupancy of our inpatient facilities described above under “Net Revenues,” and accelerating nursing wage inflation previously discussed.

Rehabilitation Therapy Services – EBITDA increased by $49.2 million, or 291.2%, for the three months ended June 30, 2018 as compared with the same period in 2017.  Excluding the impact of other loss and customer receivership and other related charges EBITDA as adjusted increased $13.7 million, or 73.3% when compared with the same period in 2017.  New therapy contracts and net pricing increases exceeded lost contracts by $2.2 million.  Startup losses of our operations in China for the three months ended June 30, 2018 decreased $2.1 million as compared with the same period in 2017.  The remaining increase of EBITDA as adjusted of $9.4 million is principally attributed to overhead cost reductions, favorable average costs of labor and rate increases, partially offset by therapist efficiency which declined to 68.2% in the three months ended June 30, 2018 compared with 68.0% in the comparable period in the prior year.

Currently, we operate through affiliates in China a total of 13 locations comprised of the four rehabilitation clinics in Guangzhou, Shanghai and Hong Kong, a rehabilitation facility, and inpatient and outpatient rehabilitation services in five hospital joint ventures and three nursing homes.  Startup and development costs of these Chinese ventures are expected to exceed revenues for the remainder of fiscal 2018.

Other Services — EBITDA increased $0.8 million, or 384.1%, for the three months ended June 30, 2018 as compared with the same period in 2017. This increase was principally driven by increased productivity in our physician services business.

Corporate and Eliminations — EBITDA increased $5.8 million, or 12.6%, for the three months ended June 30, 2018 as compared with the same period in 2017.  EBITDA of our corporate function includes other income, charges, gains or losses associated with transactions that in our chief operating decision maker’s view are outside of the scope of our reportable segments.  These other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $3.5 million of the net increase in EBITDA.  Corporate overhead costs decreased $2.1 million, or 5.1%, in the three months ended June 30, 2018 as compared with the same period in 2017. This decrease is principally due to the focus on cost containment to address market pressures on our business. The remaining increase in EBITDA of $0.2 million is primarily the result of an increase in investment earnings from our unconsolidated affiliates accounted for on the equity method.

Loss on early extinguishment of debt – On March 6, 2018, we entered into a new asset based lending facility agreement, qualifying as an extinguishment of the previous revolving credit facility.  An overaccrual of fees associated with the extinguishment was reversed in the three months ended June 30, 2018.  See Note 3 – “Significant Transactions and Events – Restructuring Transactions” and Note 8 – “Long-term Debt.”

Other (income) loss — Consistent with our strategy to divest assets in non-strategic markets, we incur losses and generate gains resulting from the sale, transition or closure of underperforming operations and assets.  Other (income) loss for the three months ended June 30, 2018 principally represents non-cash gains on leases exited or modified in the period.  Other loss recognized for the three months ended June 30, 2017 was a net $4.2 million, attributable primarily to non-cash exit costs of leases exited in that period.

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the three months ended June 30, 2018 and 2017 were $3.1 million and $3.8 million, respectively.

Long-lived asset impairments — In the three months ended June 30, 2018 we recognized impairments of property and equipment of $27.3 million.  For more information about the conditions of the business which contributed to these impairments, see “Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue” and “Financial Condition and Liquidity Considerations” in this MD&A, as well as Note 14 – “Asset Impairment Charges - Long-Lived Assets with a Definite Useful Life.”

Goodwill and identifiable intangible asset impairments — In the three months ended June 30, 2018 we recognized impairments of identifiable intangible favorable lease assets of $1.1 million.  For more information about the conditions of the business which contributed to these impairments, see “Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue” and “Financial Condition and Liquidity Considerations” in this MD&A, as well as Note 14 – “Asset Impairment Charges - Identifiable Intangible Assets with a Definite Useful Life.”

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDA and (loss) income from continuing operations of all reportable segments, other services, corporate and eliminations in our consolidating statement of operations for the three months ended June 30, 2018 as compared with the same period in 2017.

Depreciation and amortization — Each of our reportable segments, other services and corporate overhead have depreciating property, plant and equipment, including depreciation on leased properties accounted for as capital leases or as a financing obligation. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  Depreciation and amortization expense increased $3.3 million in the three months ended June 30, 2018 as compared with the same period in 2017.  On a same-store basis, depreciation and amortization decreased $2.7 million in the three months ended June 30, 2018 as compared with the same period in 2017.  The three months ended June 30, 2017 included $2.2 million of amortization expense related to intangible management contracts of third party operations in Texas.  Those contracts became impaired during third quarter 2017 when the Texas MPAP program failed to be renewed, resulting in $0 amortization expense in the three months ended June 30, 2018.  The remaining decrease of $0.5 million is principally due to  the classification of assets held for sale, which did not depreciate in the current period, the impact of reduced carrying values of recently impaired assets, and partially offset by the impact of recent lease amendments in the inpatient services segment.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our debt instruments, as well as the expense associated with leases accounted for as capital leases or financing obligations.  Interest expense decreased $6.3 million in the three months ended June 30, 2018 as compared with the same period 2017.  On a same store basis, interest expense is down $5.6 million in the three months ended June 30, 2018 as compared with the same period in 2017.  That decrease is principally attributed to the net impact of the Restructuring Transactions, which lowered the debt service payments required under the Welltower Master Lease Amendment, which is accounted for as a financing obligation, and resulted in a lower effective interest rate.  That reduction in financing lease interest is partially offset by the increased cost of our revolving credit facilities.  See “Restructuring Transactions” in this MD&A.

Income tax expense — For the three months ended June 30, 2018, we recorded an income tax benefit of $0.9 million from continuing operations representing an effective tax rate of 1.4% compared to an income tax expense of $2.8 million from continuing operations, representing an effective tax rate of (2.7)% for the same period in 2017.  There is a full valuation allowance against our deferred tax assets, excluding our deferred tax asset on our Bermuda captive insurance company’s discounted unpaid loss reserve.  Previously, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets.  As of June 30, 2018, we have determined that the valuation allowance is still necessary.

Net Loss Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between loss from continuing operations and net loss attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the three months ended June 30, 2018 as compared with the same period in 2017.

Net loss attributable to noncontrolling interests — On February 2, 2015, FC-GEN combined with Skilled Healthcare Group, Inc. and the combined results were consolidated with approximately 42.0% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity.  The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares.  Since the combination, there have been conversions of 4.8 million Class C common stock, leaving a remaining direct noncontrolling economic interest of 36.8%.  For the three months ended June 30, 2018 and 2017, a loss of $23.8 million and $40.9 million, respectively, has been attributed to the Class C common stock.

In addition to the noncontrolling interests attributable to the Class C common stock holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the three months ended June 30, 2018 and 2017, income of $0.5 million and $0.6 million, respectively, has been attributed to these unaffiliated third parties.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

A summary of our unaudited results of operations for the six months ended June 30, 2018 as compared with the same period in 2017 follows (in thousands, except percentages):

	Six months ended June 30,
	2018		2017		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$2,160,612	83.9%	$2,300,450	84.1%	$(139,838)	(6.1)%
Assisted/Senior living facilities	47,246	1.8%	48,077	1.8%	(831)	(1.7)%
Administration of third party facilities	4,552	0.2%	4,752	0.2%	(200)	(4.2)%
Elimination of administrative services	(1,470)	—%	(769)	—%	(701)	91.2%
Inpatient services, net	2,210,940	85.9%	2,352,510	86.1%	(141,570)	(6.0)%

Rehabilitation therapy services:
Total therapy services	471,251	18.3%	499,134	18.3%	(27,883)	(5.6)%
Elimination intersegment rehabilitation therapy services	(181,633)	(7.1)%	(195,026)	(7.1)%	13,393	(6.9)%
Third party rehabilitation therapy services	289,618	11.2%	304,108	11.2%	(14,490)	(4.8)%

Other services:
Total other services	99,853	3.9%	90,267	3.3%	9,586	10.6%
Elimination intersegment other services	(26,979)	(1.0)%	(16,477)	(0.6)%	(10,502)	63.7%
Third party other services	72,874	2.9%	73,790	2.7%	(916)	(1.2)%

Net revenues	$2,573,432	100.0%	$2,730,408	100.0%	$(156,976)	(5.7)%

	Six months ended June 30,
	2018		2017		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
EBITDA:
Inpatient services	$222,130	10.0%	$276,847	11.8%	$(54,717)	(19.8)%
Rehabilitation therapy services	54,658	11.6%	4,481	0.9%	50,177	1,119.8%
Other services	1,183	1.2%	315	0.3%	868	275.6%
Corporate and eliminations	(102,050)	—%	(93,013)	—%	(9,037)	9.7%
EBITDA	$175,921	6.8%	$188,630	6.9%	$(12,709)	(6.7)%

A summary of our unaudited condensed consolidating statement of operations follows (in thousands):

	Six months ended June 30, 2018
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$2,212,410	$471,251	$99,800	$53	$(210,082)	$2,573,432
Salaries, wages and benefits	996,808	387,777	56,939	—	—	1,441,524
Other operating expenses	895,025	28,816	40,957	—	(210,083)	754,715
General and administrative costs	—	—	—	78,921	—	78,921
Lease expense	63,928	—	643	611	—	65,182
Depreciation and amortization expense	101,080	6,332	337	7,249	—	114,998
Interest expense	186,647	27	18	46,300	—	232,992
Loss on early extinguishment of debt	—	—	—	9,785	—	9,785
Investment income	—	—	—	(2,678)	—	(2,678)
Other (income) loss	(22,230)	—	78	—	—	(22,152)
Transaction costs	—	—	—	15,207	—	15,207
Long-lived asset impairments	55,617	—	—	—	—	55,617
Goodwill and identifiable intangible asset impairments	1,132	—	—	—	—	1,132
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(506)	764	258
(Loss) income before income tax benefit	(65,597)	48,299	828	(154,836)	(763)	(172,069)
Income tax benefit	—	—	—	(539)	—	(539)
(Loss) income from continuing operations	$(65,597)	$48,299	$828	$(154,297)	$(763)	$(171,530)

	Six months ended June 30, 2017
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$2,353,279	$499,134	$89,940	$327	$(212,272)	$2,730,408
Salaries, wages and benefits	1,089,932	414,696	59,268	—	—	1,563,896
Other operating expenses	901,002	43,645	29,762	—	(212,272)	762,137
General and administrative costs	—	—	—	86,237	—	86,237
Lease expense	72,766	14	595	959	—	74,334
Depreciation and amortization expense	107,817	7,613	339	8,827	—	124,596
Interest expense	206,642	28	19	42,353	—	249,042
Loss on early extinguishment of debt	—	—	—	2,301	—	2,301
Investment income	—	—	—	(2,501)	—	(2,501)
Other loss (income)	12,732	732	—	(240)	—	13,224
Transaction costs	—	—	—	6,806	—	6,806
Customer receivership and other related charges	—	35,566	—	—	—	35,566
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,131)	909	(222)
Loss before income tax expense	(37,612)	(3,160)	(43)	(143,284)	(909)	(185,008)
Income tax expense	—	—	—	4,087	—	4,087
Loss from continuing operations	$(37,612)	$(3,160)	$(43)	$(147,371)	$(909)	$(189,095)

Net Revenues

Net revenues for the six months ended June 30, 2018 decreased by $157.0 million, or 5.7%, as compared with the six months ended June 30, 2017.

Inpatient Services – Revenue decreased $141.6 million, or 6.0%, in the six months ended June 30, 2018 as compared with the same period in 2017. On a same-store basis, excluding 49 divested underperforming facilities and the development of two additional facilities on comparability, and the $40.3 million revenue reduction for the adoption of ASC 606, inpatient services revenue declined $22.0 million, or 1.0%.  This same-store decrease is principally due to a decline in the occupancy and skilled mix of legacy Genesis inpatient facilities, partially offset by increased payment rates.  We attribute the decline in occupancy and skilled mix principally to the impact of healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payers and conveners to divert certain skilled nursing referrals to home health or other community based care settings.

For an expanded discussion regarding the factors influencing our census decline, see Item 1, “Business – Recent Legislative, Regulatory and other Governmental Actions Affecting Revenue” in our Annual Report on Form 10-K filed with the SEC, as well as “Key Performance and Valuation Measures” in this MD&A for quantification of the census trends and revenue per patient day.

Rehabilitation Therapy Services – Revenue decreased $14.5 million, or 4.8% comparing the six months ended June 30, 2018 with the same period in 2017.  Of that decrease, $48.9 million is due to lost contract business, offset by $39.6 million attributed to new contracts.  The adoption of ASC 606 resulted in a reduction of revenue of $6.2 million.  The remaining increase of $1.0 million is principally due to higher rates to existing contract customers and increased Medicare Part B rates, partially offset by reduced volume of services provided to existing customers.

Other Services – Revenue decreased $0.9 million, or 1.2% in the six months ended June 30, 2018 as compared with the same period in 2017. Our other services revenue, comprised mainly of our physician services and staffing services businesses, was relatively flat with increased service revenue in the physician service business offset by some regional reduction in volumes of our staffing services business.

EBITDA

EBITDA for the six months ended June 30, 2018 decreased by $12.7 million, or 6.7%, as compared with the six months ended June 30, 2017.  Excluding the impact of (gain) loss on extinguishment of debt, other (income) loss, transaction costs , customer receivership and related charges, long-lived asset impairments and goodwill and identifiable intangible asset impairments, EBITDA decreased $11.0 million, or 4.5% when compared with the same period in 2017.  The adoption of ASC 606 did not affect comparability of EBITDA or EBITDA as adjusted among the periods presented. The contributing factors for this net decrease are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDA decreased by $54.7 million, or 19.8% for the six months ended June 30, 2018 as compared with the same period in 2017.  Excluding the impact of other loss, long-lived asset impairments and goodwill and identifiable intangible asset impairments, EBITDA as adjusted decreased $32.9 million, or 11.4% when compared with the same period in 2017.  On a same store basis, the inpatient EBITDA as adjusted decreased $14.1 million.  Of that same-store decline, our self-insurance programs resulted in an increase of $19.1 million EBITDA as adjusted in the six months ended June 30, 2018 as compared with the same period in 2017.  While our self-insurance programs are performing as anticipated with reduced volumes related to the implementation of our portfolio optimization strategies and within normal claims reporting patterns of our same-store operations, we are also seeing reduced pressures in particular in our general and professional liability claims experience.  We believe this is due to the combination of tort reforms in key states that have had historically high rates of claims volume and severity as well as a recognition by the plaintiffs firms that this industry cannot sustain the level of claims historically brought by them.  Reductions in salaries, wages and benefits, beyond those related to self-insured workers compensation and health benefits, are principally attributed to the transition from in-house to fully outsourced dietary support functions in the second fiscal quarter of 2017. That transition resulted in a shift of a commensurate amount of cost to purchased services expense in other operating expenses.  On a same-store basis, lease expense for the six months ended June 30, 2018 as compared with the same period in 2017 decreased $5.4 million.  This reduction is principally due to the benefit of two quarters of the Sabra rent reduction, offset by the non-cash straight-line adjustments to those operating leases.  See “Restructuring Transactions – Sabra Master Leases” in this MD&A.  The remaining $57.4 million decrease in EBITDA, as adjusted, of the segment is attributed to the continued pressures on skilled mix and overall occupancy of our inpatient facilities described above under “Net Revenues.”  Nursing wage inflation was relatively flat comparing the six months ended June 30, 2018 as compared with the same period in 2017.

Rehabilitation Therapy Services – EBITDA increased by $50.2 million, or 1,119.8%, for the six months ended June 30, 2018 as compared with the same period in 2017.  Excluding the impact of customer receivership and other related charges, EBITDA as adjusted increased $13.9 million, or 34.0% when compared with the same period in 2017.  New therapy contracts and service fees exceeded lost contracts by $0.5 million.  Startup losses of our operations in China for the six months ended June 30, 2018 decreased $3.2 million as compared with the same period in 2017.  The remaining increase of EBITDA as adjusted of $10.2 million is principally attributed to overhead cost reductions, favorable average costs of labor and rate increases, partially offset by contraction of services to existing customers referenced above in “Net Revenues”, higher average costs of labor and by therapist efficiency which declined to 67.9% in the six months ended June 30, 2018 compared with 68.0% in the comparable period in the prior year.

Currently, we operate through affiliates in China a total of 13 locations comprised of the four rehabilitation clinics in Guangzhou, Shanghai and Hong Kong, a rehabilitation facility, and inpatient and outpatient rehabilitation services in five hospital joint ventures and three nursing homes.  Startup and development costs of these Chinese ventures are expected to exceed revenues for the remainder of fiscal 2018.

Other Services — EBITDA increased $0.9 million for the six months ended June 30, 2018 as compared with the same period in 2017.  This improvement was principally driven by increased productivity in our physician service business.

Corporate and Eliminations — EBITDA decreased $9.0 million, or 9.7%, for the six months ended June 30, 2018 as compared with the same period in 2017.  EBITDA of our corporate function includes other income, charges, gains or losses associated with transactions that in our chief operating decision maker’s view are outside of the scope of our reportable segments.  These other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $19.6 million of the net decrease in EBITDA.  Corporate overhead costs decreased $7.3 million, or 8.5%, in the six months ended June 30, 2018 as compared with the same period in 2017. This decrease is principally due to the focus on cost containment to address market pressures on our business. The remaining decrease in EBITDA of $0.2 million is primarily the result of a reduction in investment earnings from our unconsolidated affiliates accounted for on the equity method.

(Gain) loss on early extinguishment of debt  – On March 6, 2018, we entered into a new asset based lending facility agreement, qualifying as an extinguishment of the previous revolving credit facility, and resulting in the write-off of $9.8 million of deferred financing fees related to the previous revolving credit facility.  See Note 3 – “Significant Transactions and Events – Restructuring Transactions” and Note 8 – “Long-term Debt.”

Other (income) loss — Consistent with our strategy to divest assets in non-strategic markets, we incur losses and generate gains resulting from the sale, transition or closure of underperforming operations and assets.  Other income, net, of $22.2 million for the six months ended June 30, 2018 principally represents non-cash gains on leases exited or modified in the period.  Other loss recognized for the three months ended June 30, 2017 of $13.2 million, is principally attributable to the non-cash exit costs of leases exited in that period.

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the six months ended June 30, 2018 and 2017 were $15.2 million and $6.8 million, respectively.

Long-lived asset impairments — In the six months ended June 30, 2018 we recognized impairments of property and equipment of $55.6 million.  For more information about the conditions of the business which contributed to these impairments, see “Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue” and “Financial Condition and Liquidity Considerations” in this MD&A, as well as Note 14 – “Asset Impairment Charges - Long-Lived Assets with a Definite Useful Life.”

Goodwill and identifiable intangible asset impairments — In the six months ended June 30, 2018 we recognized impairments of identifiable intangible favorable lease assets of $1.1 million.  For more information about the conditions of the business which contributed to these impairments, see “Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue” and “Financial Condition and Liquidity Considerations” in this MD&A, as well as Note 14 – “Asset Impairment Charges - Identifiable Intangible Assets with a Definite Useful Life.”

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDA and (loss) income from continuing operations of all reportable segments, other services, corporate and eliminations in our consolidating statement of operations for the six months ended June 30, 2018 as compared with the same period in 2017.

Depreciation and amortization — Each of our reportable segments, other services and corporate overhead have depreciating property, plant and equipment, including depreciation on leased properties accounted for as capital leases or as a financing obligation. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  Depreciation and amortization expense decreased $9.6 million in the six months ended June 30, 2018 as compared with the same period in 2017.  On a same-store basis, depreciation and amortization decreased $11.1 million in the six months ended June 30, 2018 as compared with the same period in 2017 The six months ended June 30, 2017 included $4.4 million of amortization expense related to intangible management contracts of third party operations in Texas.  Those contracts became impaired during third quarter 2017 when the Texas MPAP program failed to be renewed, resulting in $0 amortization expense in the six months ended June 30, 2018.  Depreciation and amortization expense in the six months ended June 30, 2018 decreased by $3.6 million for the combined impact of impairments of property and equipment and reassessed useful lives of certain long-lived assets.  The remaining decrease of $7.1 million is principally due to divestiture activity in the inpatient services segment.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our debt instruments, as well as the expense associated with leases accounted for as capital leases or financing obligations.  Interest expense decreased $16.1 million in the six months ended June 30, 2018 as compared with the same period 2017.  On a same store basis, interest expense is down $16.1 million in the six months ended June 30, 2018 as compared with the same period in 2017.  That decrease is principally attributed to the net impact of the Restructuring Transactions, which lowered the debt service payments required under the Welltower Master Lease Amendment, which is accounted for as a financing obligation, and resulted in a lower effective interest rate.  See “Restructuring Transactions” in this MD&A.

Income tax expense — For the six months ended June 30, 2018, we recorded an income tax benefit of $0.5 million from continuing operations representing an effective tax rate of 0.3% compared to an income tax expense of $4.1 million from continuing operations, representing an effective tax rate of (2.2)% for the same period in 2017.  There is a full valuation allowance against our deferred tax assets, excluding our deferred tax asset on our Bermuda captive insurance company’s discounted unpaid loss reserve.  Previously, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets.  As of June 30, 2018, we have determined that the valuation allowance is still necessary.

Net Loss Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between loss from continuing operations and net loss attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the six months ended June 30, 2018 as compared with the same period in 2017.

Net loss attributable to noncontrolling interests — On February 2, 2015, FC-GEN combined with Skilled Healthcare Group, Inc. and the combined results were consolidated with approximately 42.0% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity.  The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares.  Since the combination, there have been conversions of 4.8 million Class C common stock, leaving a remaining direct noncontrolling economic interest of 36.8%.  For the six months ended June 30, 2018 and 2017, a loss of $64.4 million and $74.3 million, respectively, has been attributed to the Class C common stock.

In addition to the noncontrolling interests attributable to the Class C common stock holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the six months ended June 30, 2018 and 2017, income of $1.0 million and $1.1 million, respectively, has been attributed to these unaffiliated third parties.

Liquidity and Capital Resources

Cash Flow and Liquidity

The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Six months ended June 30,
	2018	2017
Net cash provided by operating activities	$11,469	$69,127
Net cash (used in) provided by investing activities	(35,082)	43,736
Net cash provided by (used in) financing activities	108,047	(98,261)
Net increase in cash, cash equivalents and restricted cash and equivalents	84,434	14,602
Beginning of period	58,638	63,460
End of period	$143,072	$78,062

Net cash provided by operating activities in the six months ended June 30, 2018 decreased $57.7 million compared with the same period in 2017.  The decrease in cash provided by operations is principally due to an increase in trade payable disbursements in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.  The Restructuring Transactions executed in the first quarter of 2018, as well as the acceleration of payments for self-insurance programs, resulted in significant paydown of trade payables that had accumulated through December 31, 2017.

Net cash used in investing activities in the six months ended June 30, 2018 was $35.1 million compared to net cash provided by investing activities of $43.7 million in the six months ended June 30, 2017.  There were no asset sales in the six months ended June 30, 2018 compared to $79.6 million of asset sales in the same period in 2017.  Routine capital expenditures for the six months ended June 30, 2018 decreased by $6.7 million as compared with the same period in the prior year.  The remaining incremental use of cash in the six months ended June 30, 2018 as compared to the same period in the prior year of $5.9 million was due primarily to purchases exceeding sales and maturities of marketable securities.

Net cash provided by financing activities in the six months ended June 30, 2018 was $108.0 million compared to net cash used in financing activities of $98.3 million in the six months ended June 30, 2017.  The net increase in cash provided by financing activities of $206.3 million is principally attributed to debt borrowings exceeding debt repayments in the six months ended June 30, 2018 as compared to the same period in 2017.  In the six months ended June 30, 2018, we had proceeds from the issuance of debt of $562.4 million, which includes $438.0 million from the ABL Credit Facilities, $73.0 million from the MidCap Real Estate Loans, $40.0 million from the 2018 Term Loan and $10.9 million from the refinancing of a bridge loan with a HUD insured loan.  In the six months ended June 30, 2017, we received $17.5 million in proceeds from HUD insured financing on two skilled nursing facilities.  Repayment of long-term debt in the six months ended June 30, 2018 was $457.4 million compared to $99.4 million in the same period of the prior year.  The increase in cash used was due primarily to $363.2 million in the retirement of our prior Revolving Credit Facilities, $69.8 million in the paydown of Welltower Real Estate Loans and $9.9 million in the payoff of a bridge loan with the proceeds from a HUD-insured refinancing.  In the six months ended June 30, 2017, we used $72.1 million of the proceeds from the sale of 18 skilled nursing facilities located in Kansas, Missouri, Nebraska and Iowa and the aforementioned $17.5 million in HUD proceeds to repay indebtedness.  The remaining increase in cash used to repay long-term debt of $4.7 million relates to an increase in routine debt payments. In the six months ended June 30, 2018, we had net borrowings under the revolving credit facilities of $20.8 million as compared with $19.3 million of net repayments under the revolving credit facilities in the same period in 2017.  In the six months ended June 30, 2018, we paid debt issuance costs of $16.7 million, which includes $13.6 million in fees for the ABL Credit Facilities and $2.9 million in fees for the MidCap Real Estate Loans, compared to $2.7 million in debt issuance costs paid in the same period in 2017.  In the six months ended June 30, 2017, we received $6.1 million in tenant improvement allowances from landlords. The remaining increase in net cash used in financing activities of $0.6 million is due primarily to debt settlement costs in the six months ended June 30, 2018.

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

At June 30, 2018, we had cash and cash equivalents of $78.9 million and available borrowings under our ABL Credit Facilities of $55.6 million. During the six months ended June 30, 2018, we maintained liquidity sufficient to meet our working capital, capital expenditure and development activities.

Restructuring Transactions

Overview

During the quarter ended June 30, 2018, we entered into a number of agreements, amendments and new financing facilities further described below in an effort to strengthen significantly our capital structure.  In total, the Restructuring Transactions are estimated to reduce our annual cash fixed charges by approximately $62.0 million beginning in 2018 and provided $70.0 million of additional cash and borrowing availability, increasing our liquidity and financial flexibility.

In connection with the Restructuring Transactions, we entered into a new asset based lending facility agreement, replacing our prior Revolving Credit Facilities and eliminating its forbearance agreement.  Also in connection with the Restructuring Transactions, we amended the financial covenants in all of our material loan agreements and all but two of our material master leases.  Financial covenants beginning in 2018 were amended to account for changes in our capital structure as a result of the Restructuring Transactions and to account for the current business climate.  We received waivers from the counterparties to two of our material master leases, for which agreements to amend financial covenants were not attained, with respect to compliance with financial covenants.

Asset Based Lending Facilities

On March 6, 2018, we entered into a new asset based lending facility agreement with MidCap.  The agreement provides for a $555 million asset based lending facility comprised of (a) a $325 million first lien term loan facility, (b) a $200 million first lien revolving credit facility and (c) a $30 million delayed draw term loan facility.

The ABL Credit Facilities have a five-year term and proceeds were used to replace and repay in full our existing $525 million Revolving Credit Facilities scheduled to mature on February 2, 2020.  The ABL Credit Facilities include a springing maturity clause that would accelerate its maturity 90 days prior to the maturity of the Term Loan Agreements, Welltower Real Estate Loans or MidCap Real Estate Loans, in the event those agreements are not extended or refinanced.  The revolving credit facility includes a swinging lockbox arrangement whereby we transfer all funds deposited within designated lockboxes to MidCap on a daily basis and then draw from the revolving credit facility as needed.  In accordance with U.S. GAAP, we have presented the entire revolving credit facility borrowings balance of $83.8 million in current installments of long-term debt at June 30, 2018.  Despite this classification, we expect that we will have the ability to borrow and repay on the revolving credit facility through its maturity on March 6, 2023.

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

In connection with the Real Estate Loan Amendments, we agreed to make commercially reasonable efforts to secure commitments by April 1, 2018 to repay no less than $105.0 million of the Welltower Real Estate Loans.  In the event we are unsuccessful securing such commitments or otherwise reducing the outstanding obligation of the Welltower Real Estate Loans, the cash pay component of the interest rate will be increased by approximately $2.0 million annually while the paid in kind component of the interest rate will be decreased by a corresponding amount.  As of June 30, 2018, we secured repayments or commitments totaling approximately $82 million.

MidCap Real Estate Loans

On March 30, 2018, we entered into the MidCap Real Estate Loans which have combined available proceeds of $75.0 million, $73.0 million of which was drawn as of June 30, 2018.  The MidCap Real Estate Loans are secured by 18 skilled nursing facilities and are subject to a five-year term maturing on March 30, 2023.  The maturity of the MidCap Real Estate Loans will accelerate in the event the ABL Credit Facilities are repaid in full and terminated.  The loans, which are interest only in the first year, are subject to an annual interest rate equal to LIBOR (subject to a floor of 1.5%) plus an applicable margin of 5.85%.  Beginning April 1, 2019, mandatory principal payments shall commence with the balance of the loans to be repaid at maturity.  Proceeds from the MidCap Real Estate Loans were used to repay partially the Welltower Real Estate Loans.

Sabra Master Leases

In 2017, we entered into a definitive agreement with Sabra resulting in permanent and unconditional annual cash rent savings of $19 million, which became effective January 1, 2018.  Sabra continues to pursue and we continue to support Sabra’s previously announced sale of our leased assets.  At the closing of such sales, we expect to enter into lease agreements with new landlords for a majority of the assets currently leased with Sabra.  For the six months ended June 30, 2018, we have terminated the Sabra lease agreement of 20 skilled nursing facilities and one assisted/senior living facility but continue to operate these facilities under new lease arrangements with different landlords.  For the six months ended June 30, 2018, we have terminated the Sabra lease agreement and fully divested of six skilled nursing facilities.

Other Financing Activities

HUD Insured Refinancings

During the six months ended June 30, 2018, we completed one mortgage refinancing through HUD totaling $10.9 million and retired fully a real estate loan of $9.9 million.

Divestiture of Non-Strategic Facilities

Consistent with our strategy to divest assets in non-strategic markets, we have exited the inpatient operations of 20 skilled nursing facilities in five states, including:

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

•	The lease expiration of one skilled nursing facility located in California on June 1, 2018. A loss was recognized totaling $0.9 million.

•

The sale and lease termination of eight skilled nursing facilities located in Pennsylvania and four skilled nursing facilities located in New Jersey on June 1, 2018 and June 13, 2018, respectively.  These skilled nursing facilities were subject to a master lease agreement with Second Spring Healthcare Investments (Second Spring).  A gain was recognized totaling $14.9 million.

•	The lease expiration of one behavioral outpatient clinic located in California on July 1, 2018. A loss was recognized totaling $0.2 million.
•	The sale and lease termination of three skilled nursing facilities located in Indiana and Maryland on August 1, 2018 that were subject to a master lease agreement with Welltower.
•	The sale and lease termination of one skilled nursing facility located in Pennsylvania on August 1, 2018 that was subject to a master lease agreement with Second Spring.
•	The sale and lease termination of one skilled nursing facility located in Texas on August 1, 2018.

 Financial Covenants

The ABL Credit Facilities, the Term Loan Agreement and the Welltower Real Estate Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures.  At June 30, 2018, we were in compliance with all of the financial covenants contained in the Credit Facilities.

We have master lease agreements with Welltower, Sabra and Omega (collectively, the Master Lease Agreements).  Our Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity.  At June 30, 2018, we were in compliance with the covenants contained in the Master Lease Agreements.

We have a master lease agreement with Second Spring involving 52 of our facilities.  We did not meet a financial covenant contained in this master lease agreement at June 30, 2018.  We received a waiver for this covenant breach.

We have a master lease agreement with Cindat Best Years Welltower JV LLC involving 28 of our facilities.  We did not meet certain financial covenants contained in this master lease agreement at June 30, 2018.  We received a waiver for this covenant breach.

At June 30, 2018, we did not meet certain financial covenants contained in seven leases related to 45 of our facilities, which are not included in the Restructuring Transactions.  We are and expect to continue to be current in the timely payment of our obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of our other loan or lease agreements.  We will continue to work with the related credit parties to amend such leases and the related financial covenants.  We do not believe the breach of such financial covenants has a material adverse impact on us at June 30, 2018.

Our ability to maintain compliance with our covenants depends in part on management’s ability to increase revenue and control costs. Due to continuing changes in the healthcare industry, as well as the uncertainty with respect to changing referral patterns, patient mix, and reimbursement rates, it is possible that future operating performance may not generate sufficient operating results to maintain compliance with our quarterly covenant compliance requirements.  Should we fail to comply with our covenants at a future measurement date, we would, absent necessary and timely waivers and/or amendments, be in default under certain of our existing credit agreements.  To the extent any cross-default provisions may apply, the default would have an even more significant impact on our financial position.

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

Management assesses its exposure to loss on accounts at the customer level.  The greatest concentration of risk exists in our rehabilitation services business where we have over 200 distinct customers, many being chain operators with more than one location.  The four largest customers of our rehabilitation services business comprise $62.1 million, approximately 54%, of the net outstanding contract receivables in the rehabilitation services business at June 30, 2018.  One customer, which is a related party of ours, comprises $36.5 million, approximately 32%, of the net outstanding contract receivables in the rehabilitation services business at June 30, 2018.  An adverse event impacting the solvency of several of these large customers resulting in their insolvency or other economic distress would have a material impact on us.

Financial Condition and Liquidity Considerations

The accompanying consolidated financial statements have been prepared on the basis we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern for 12 months following the date our financial statements were issued (August 9, 2018). Management considered the recent results of operations as well as our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due before August 9, 2019.  Based upon such considerations, management determined that we are able to continue as a going concern for 12 months following the date of issuance of these financial statements (August 9, 2018).

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

In response to these issues, we entered into a number of agreements, amendments and new financing facilities described under Restructuring Transactions above.  In total, these agreements and amendments are estimated to reduce our annual cash fixed charges by approximately $62.0 million beginning in 2018.  The new financing agreements provided $70.0 million of additional cash and borrowing availability, increasing our liquidity and financial flexibility.  In connection with the Restructuring Transactions, we entered into the ABL Credit Facilities agreement, replacing our prior Revolving Credit Facilities.  Also in connection with the Restructuring Transactions, we amended the financial covenants in all of our material loan agreements and all but two of our material master leases.  Financial covenants beginning in 2018 were amended to account for changes in our capital structure as a result of the Restructuring Transactions and to account for the current business climate.  We received waivers from the counterparties to two of our material master leases, for which agreements to amend financial covenants were not attained, with respect to compliance with financial covenants.

Risk and Uncertainties

Should we fail to comply with our debt and lease covenants at a future measurement date, we could, absent necessary and timely waivers and/or amendments, be in default under certain of our existing debt and lease agreements. To the extent any cross-default provisions may apply, the default could have an even more significant impact on our financial position.

Although we are in compliance and project to be in compliance with our material debt and lease covenants, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on our ability to remain in compliance with our covenants. Such uncertainty includes, changes in reimbursement patterns, patient admission patterns, bundled payment arrangements, as well as potential changes to the Patient Protection and Affordable Care Act of 2010 currently being considered in Congress, among others.

There can be no assurance that the confluence of these and other factors will not impede our ability to meet our debt and lease covenants in the future.

Contractual Obligations

The following table sets forth our contractual obligations, including principal and interest, but excluding non-cash amortization of discounts or premiums and debt issuance costs established on these instruments, as of June 30, 2018 (in thousands).

					More than
	Total	1 Yr.	2-3 Yrs.	4-5 Yrs.	5 Yrs.
Asset based lending facilities	$539,694	$111,296	$55,010	$373,388	$—
Term loan agreements	221,620	8,876	212,744	—	—
Real estate loans	410,610	23,355	50,174	337,081	—
HUD insured loans	427,078	14,270	28,540	28,540	355,728
Notes payable	105,861	10,249	78,628	16,984	—
Mortgages and other secured debt (recourse)	12,799	10,846	1,953	—	—
Mortgages and other secured debt (non-recourse)	24,035	2,511	4,923	4,527	12,074
Financing obligations	7,931,428	234,780	483,389	487,007	6,726,252
Capital lease obligations	3,863,996	91,414	181,912	189,910	3,400,760
Operating lease obligations	953,430	121,271	239,895	191,376	400,888
	$14,490,551	$628,868	$1,337,168	$1,628,813	$10,895,702

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

Interest Rate Exposure—Interest Rate Risk Management

Our ABL Credit Facilities and MidCap Real Estate Loans expose us to variability in interest payments due to changes in interest rates.  As of June 30, 2018, there is no derivative financial instrument in place to limit that exposure.

A 1% increase in the applicable interest rate on our variable-rate debt would result in an approximately $5.0 million increase in our annual interest expense.

Our investments in marketable securities as of June 30, 2018 consisted of investment grade government and corporate debt securities and money market funds that have maturities of five years or less. These investments expose us to investment income risk, which is affected by changes in the general level of U.S. and international interest rates and securities markets risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Interest rates are near historic lows, with a risk of interest rates increasing before our current investments mature.  While we have the ability and intent to hold our investments to maturity today, rising interest rates could impact our ability to liquidate our investments for a profit and could adversely affect the cost of replacing those investments at the time of maturity with investment of similar return and risk profile.  Despite the complex nature of exposure to the securities markets, given the low risk profile, we do not believe a 1% increase in interest rates alone would have a material impact on our net investment income returns.

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

GENESIS HEALTHCARE, INC.

Date:	August 9, 2018	By	/S/ GEORGE V. HAGER, JR.
George V. Hager, Jr.
Chief Executive Officer

Date:	August 9, 2018	By	/S/ THOMAS DIVITTORIO
Thomas DiVittorio
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)