Form 10-Q
period 2018-09-30
Genesis Healthcare, Inc.
filed 2018-11-09
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on November 8, 2018, was:

Class A common stock, $0.001 par value – 101,235,935 shares

Class B common stock, $0.001 par value –       744,396 shares

Class C common stock, $0.001 par value – 59,700,801 shares

Genesis Healthcare, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	September 30,	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$23,170	$54,525
Restricted cash and equivalents	48,675	4,113
Restricted investments in marketable securities	36,780	33,015
Accounts receivable, net of allowances for doubtful accounts of $313,357 at December 31, 2017	642,993	724,138
Prepaid expenses	76,720	74,368
Other current assets	53,173	49,748
Assets held for sale	9,533	—
Total current assets	891,044	939,907
Property and equipment, net of accumulated depreciation of $952,205 and $939,155 at September 30, 2018 and December 31, 2017, respectively	2,919,584	3,413,599
Restricted cash and equivalents	56,255	—
Restricted investments in marketable securities	101,044	93,101
Other long-term assets	107,550	109,060
Deferred income taxes	5,151	3,580
Identifiable intangible assets, net of accumulated amortization of $97,242 and $88,336 at September 30, 2018 and December 31, 2017, respectively	125,386	142,976
Goodwill	85,642	85,642
Assets held for sale	99,718	—
Total assets	$4,391,374	$4,787,865
Liabilities and Stockholders' Deficit:
Current liabilities:
Current installments of long-term debt	$116,077	$26,962
Capital lease obligations	2,164	2,511
Financing obligations	1,947	1,878
Accounts payable	239,514	285,637
Accrued expenses	215,384	233,856
Accrued compensation	165,309	167,368
Self-insurance reserves	180,459	180,982
Current portion of liabilities held for sale	2,123	—
Total current liabilities	922,977	899,194
Long-term debt	1,087,948	1,050,337
Capital lease obligations	950,473	1,025,355
Financing obligations	2,727,250	2,929,483
Deferred income taxes	6,465	7,584
Self-insurance reserves	429,626	436,560
Liabilities held for sale	105,807	—
Other long-term liabilities	99,559	119,484
Commitments and contingencies
Stockholders’ deficit:
Class A common stock, (par $0.001, 1,000,000,000 shares authorized, issued and outstanding - 101,126,081 and 97,100,738 at September 30, 2018 and December 31, 2017, respectively)	101	97
Class B common stock, (par $0.001, 20,000,000 shares authorized, issued and outstanding - 744,396 and 744,396 at September 30, 2018 and December 31, 2017, respectively)	1	1
Class C common stock, (par $0.001, 150,000,000 shares authorized, issued and outstanding - 59,700,801 and 61,561,393 at September 30, 2018 and December 31, 2017, respectively)	60	61
Additional paid-in-capital	267,882	290,573
Accumulated deficit	(1,540,875)	(1,374,597)
Accumulated other comprehensive loss	(565)	(362)
Total stockholders’ deficit before noncontrolling interests	(1,273,396)	(1,084,227)
Noncontrolling interests	(665,335)	(595,905)
Total stockholders' deficit	(1,938,731)	(1,680,132)
Total liabilities and stockholders’ deficit	$4,391,374	$4,787,865

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net revenues	$1,217,271	$1,315,452	$3,790,703	$4,045,860
Salaries, wages and benefits	680,604	739,404	2,122,128	2,303,300
Other operating expenses	371,064	400,086	1,125,779	1,162,223
General and administrative costs	35,482	41,420	114,404	127,657
Lease expense	32,366	38,670	97,548	113,004
Depreciation and amortization expense	53,038	59,390	168,036	183,986
Interest expense	115,695	124,431	348,687	373,473
Loss on early extinguishment of debt	—	—	9,785	2,301
Investment income	(2,178)	(1,596)	(4,856)	(4,097)
Other (income) loss	(20,207)	2,379	(42,360)	15,602
Transaction costs	11,361	1,056	26,567	7,862
Customer receivership and other related charges	—	297	—	35,864
Long-lived asset impairments	32,390	163,364	88,008	163,364
Goodwill and identifiable intangible asset impairments	929	360,046	2,061	360,046
Equity in net (income) loss of unconsolidated affiliates	(152)	(69)	106	(291)
Loss before income tax (benefit) expense	(93,121)	(613,426)	(265,190)	(798,434)
Income tax (benefit) expense	(1,220)	1,596	(1,759)	5,683
Loss from continuing operations	(91,901)	(615,022)	(263,431)	(804,117)
Loss from discontinued operations, net of taxes	—	(2)	—	(70)
Net loss	(91,901)	(615,024)	(263,431)	(804,187)
Less net loss attributable to noncontrolling interests	33,773	241,200	97,153	314,446
Net loss attributable to Genesis Healthcare, Inc.	$(58,128)	$(373,824)	$(166,278)	$(489,741)
Loss per common share:
Basic and diluted:
Weighted-average shares outstanding for loss from continuing operations per share	102,489	94,940	100,461	93,376
Net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(0.57)	$(3.94)	$(1.66)	$(5.24)
Loss from discontinued operations, net of taxes	—	—	—	—
Net loss attributable to Genesis Healthcare, Inc.	$(0.57)	$(3.94)	$(1.66)	$(5.24)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net loss	$(91,901)	$(615,024)	$(263,431)	$(804,187)
Net unrealized (loss) gain on marketable securities, net of tax	(468)	134	(1,079)	160
Comprehensive loss	(92,369)	(614,890)	(264,510)	(804,027)
Less: comprehensive loss attributable to noncontrolling interests	33,945	241,147	98,029	314,373
Comprehensive loss attributable to Genesis Healthcare, Inc.	$(58,424)	$(373,743)	$(166,481)	$(489,654)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(263,431)	$(804,187)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash interest and leasing arrangements, net	55,128	51,049
Other non-cash (gains) charges, net	(42,360)	15,602
Share based compensation	6,732	7,206
Depreciation and amortization expense	168,036	183,986
Provision for losses on accounts receivable	6,179	72,700
Equity in net loss (income) of unconsolidated affiliates	106	(291)
(Benefit) provision for deferred taxes	(2,305)	3,658
Customer receivership and other related charges	—	35,864
Long-lived asset impairments	88,008	163,364
Goodwill and identifiable intangible asset impairments	2,061	360,046
Loss on early extinguishment of debt	9,300	2,301
Changes in assets and liabilities:
Accounts receivable	48,667	(52,572)
Accounts payable and other accrued expenses and other	(62,055)	28,632
Net cash provided by operating activities	14,066	67,358
Cash flows from investing activities:
Capital expenditures	(41,321)	(48,465)
Purchases of marketable securities	(63,534)	(23,201)
Proceeds on maturity or sale of marketable securities	50,913	46,210
Sales of assets	—	79,307
Other, net	(935)	(484)
Net cash (used in) provided by investing activities	(54,877)	53,367
Cash flows from financing activities:
Borrowings under revolving credit facilities	2,987,000	478,000
Repayments under revolving credit facilities	(2,959,875)	(509,650)
Proceeds from issuance of long-term debt	563,747	23,872
Proceeds from tenant improvement draws under lease arrangements	—	6,083
Repayment of long-term debt	(462,063)	(109,798)
Debt issuance costs	(16,678)	(4,402)
Debt settlement costs	(485)	—
Distributions to noncontrolling interests and stockholders	(1,373)	(1,680)
Net cash provided by (used in) financing activities	110,273	(117,575)
Net increase in cash, cash equivalents and restricted cash and equivalents	69,462	3,150
Cash, cash equivalents and restricted cash and equivalents:
Beginning of period	58,638	63,460
End of period	$128,100	$66,610
Supplemental cash flow information:
Interest paid	$292,545	$325,229
Net taxes paid (refunded)	3,019	(1,810)
Non-cash investing and financing activities:
Capital lease obligations, net (write-down) gross-up due to lease activity	$(83,390)	$(14,909)
Assets subject to capital lease obligations, net write-down (gross-up) due to lease activity	64,456	14,909
Financing obligations, net (write-down) gross-up due to lease activity	(177,001)	18,279
Assets subject to financing obligations, net write-down (gross-up) due to lease activity	128,256	(18,279)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)General Information

Description of Business

Genesis Healthcare, Inc. is a healthcare services company that, through its subsidiaries (collectively, the Company or Genesis), owns and operates skilled nursing facilities, assisted/senior living facilities and a rehabilitation therapy business.  The Company has an administrative services company that provides a full complement of administrative and consultative services that allows its affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. At September 30, 2018, the Company provides inpatient services through 445 skilled nursing, assisted/senior living and behavioral health centers located in 30 states.  Revenues of the Company’s owned, leased and otherwise consolidated inpatient businesses constitute approximately 86% of its revenues.

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

The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that “most significantly impact” the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's composition of VIEs was not material at September 30, 2018.

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

Certain prior year disclosure amounts have been reclassified to conform to current period presentation.  Restricted cash had previously been included in restricted cash and investments in marketable securities.  As a result of recently adopted accounting pronouncements, discussed subsequently, restricted cash is now presented separately on the Company’s consolidated balance sheets.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The provision for losses on accounts receivable has been combined with other operating expenses and general and administrative costs, on the consolidated statement of operations.  See Note 4 – “Net Revenues and Accounts Receivable.”

Financial Condition and Liquidity Considerations

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date the Company’s financial statements were issued (November 9, 2018). Management considered the recent results of operations as well as the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before November 9, 2019.  Based upon such considerations, management determined that the Company is able to continue as a going concern for 12 months following the date of issuance of these financial statements (November 9, 2018).

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

In response to these issues, the Company entered into a number of agreements, amendments and new financing facilities (the Restructuring Transactions) during the nine months ended September 30, 2018.  See Note 3 – “Significant Transactions and Events – Restructuring Transactions.”  In total, these agreements and amendments are estimated to reduce the Company’s annual cash fixed charges by approximately $62.0 million beginning January 1, 2018.  The new financing agreements provided $70.0 million of additional cash and borrowing availability, increasing the Company’s liquidity and financial flexibility.  In connection with the Restructuring Transactions, the Company entered into a new asset based lending facility agreement, replacing its prior revolving credit facilities (the Revolving Credit Facilities) and eliminating its forbearance agreement.  Also in connection with the Restructuring Transactions, the Company amended the financial covenants in all of its material loan agreements and all but two of its material master leases.  Financial covenants beginning in 2018 were amended to account for changes in the Company’s capital structure as a result of the Restructuring Transactions and to account for the current business climate.  The Company received waivers from the counterparties to two of its material master leases, for which agreements to amend financial covenants were not attained, with respect to compliance with financial covenants.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The Company adopted the new guidance effective January 1, 2018.  To better accommodate the adoption of  ASU 2016-18, the Company has elected to separately disclose restricted cash on its consolidated balance sheets for all periods presented. The adoption of  ASU 2016-18 did not have a material impact on the Company’s consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combination (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted the new guidance effective January 1, 2018.  The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial condition and results of operations.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company expects to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company expects to adopt the new standard on January 1, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company.

The Company expects that this standard will have a material effect on its financial statements. While the Company will continue to assess all of the effects of adoption, it currently believes the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for real estate operating leases; (2) the derecognition of existing assets and liabilities for certain sale-leaseback transactions (including those arising from build-to-suit lease arrangements for which construction is complete and the Company is leasing the constructed asset) that currently do not qualify for sale accounting; and (3) providing significant new disclosures about its leasing activities. The Company does not expect a significant change in its leasing activities between now and adoption.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)   Certain Significant Risks and Uncertainties

Revenue Sources

The Company receives revenues from Medicare, Medicaid, insurance, private self-pay residents, other third-party payors and long-term care facilities that utilize its rehabilitation therapy and other services.  The Company’s inpatient services segment derives approximately 79% of its revenue from Medicare and various state Medicaid programs.  The following table depicts the Company’s inpatient services segment revenue by source for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Medicare	21%	22%	22%	23%
Medicaid	58%	57%	57%	56%
Insurance	12%	12%	12%	12%
Private	8%	8%	8%	8%
Other	1%	1%	1%	1%
Total	100%	100%	100%	100%

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

It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or other governmental initiatives on the Company’s business and the business of the customers served by the Company’s rehabilitation therapy business.  The potential impact of reforms to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, is uncertain at this time.  Also, initiatives among managed care payors, conveners and referring acute care hospital systems to reduce lengths of stay and avoidable hospital admissions and to divert referrals to home health or other community-based care settings could have a continuing adverse impact on the Company’s business. Accordingly, there can be no assurance that the impact of any future healthcare legislation, regulation or actions by participants in the health care continuum will not adversely affect the Company’s business.  There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs.  The Company’s financial condition and results of operations are, and will continue to be, affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

engaged in similar business activities or having economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in regulatory and systemic industry conditions.

Management assesses its exposure to loss on accounts at the customer level.  The greatest concentration of risk exists in the Company’s rehabilitation services business where it has over 200 distinct customers, many being chain operators with more than one location.  The four largest customers of the Company’s rehabilitation services business comprise $56.8 million, approximately 52%, of the net outstanding contract receivables in the rehabilitation services business at September 30, 2018.  One customer, which is a related party of the Company, comprises $30.1 million, approximately 28%, of the net outstanding contract receivables in the rehabilitation services business at September 30, 2018.  See Note 16 – “Related Party Transactions.”    An adverse event impacting the solvency of these large customers resulting in their insolvency or other economic distress would have a material impact on the Company.

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

Although the Company is in compliance, and projects to remain in compliance, with the covenants required by its material debt and lease agreements, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on the Company’s ability to remain in compliance with its covenants. Such uncertainty includes changes in reimbursement patterns, patient admission patterns, bundled payment arrangements, as well as potential changes to the Patient Protection and Affordable Care Act of 2010 currently being considered in Congress, among others.

The Company’s ability to maintain compliance with covenants required by its debt and lease agreements depends in part on management’s ability to increase revenues and control costs. Due to continuing changes in the healthcare industry, as well as the uncertainty with respect to changing referral patterns, patient mix, and reimbursement rates, it is possible that future operating performance may not generate sufficient operating results to maintain compliance with its quarterly debt and lease covenant requirements.

There can be no assurance that the confluence of these and other factors will not impede the Company’s ability to meet covenants required by its debt and lease agreements in the future.

(3)   Significant Transactions and Events

Restructuring Transactions

Overview

In the first quarter of 2018, the Company entered into a number of agreements, amendments and new financing facilities, further described below, in an effort to strengthen significantly its capital structure.  In total, the Restructuring Transactions are estimated to reduce the Company’s annual cash fixed charges by approximately $62.0 million beginning in 2018 and provided $70.0 million of additional cash and borrowing availability, increasing the Company’s liquidity and financial flexibility.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

closed in 2017.  The Company recognized a net gain on the write off of certain lease liabilities, offset by exit costs, of $0.7 million on the six skilled nursing facilities.

On June 1, 2018, Sabra completed the sale and lease termination of 12 skilled nursing facilities, five located in Florida and seven located in New Hampshire.  As a result of the sale, the Company will receive an annual rent credit of $12.0 million for the remainder of the lease term.  The Company continues to operate these facilities under a new lease with a new landlord, Next Healthcare. See Note 16 – “Related Party Transactions.”  As a result of the sale, the Company recognized accelerated depreciation expense of $6.0 million on the property and equipment sold and a gain on the write off of certain lease liabilities of $7.0 million.

On June 29, 2018, Sabra completed the sale and lease termination of eight skilled nursing facilities and one assisted/senior living facility located in seven different states.  As a result of the sale, the Company will receive an annual rent credit of $7.4 million for the remainder of the lease term.  The Company continues to operate these facilities under a lease agreement with a new landlord.  The new lease has a ten-year initial term, one five-year renewal option and initial annual rent of $7.4 million.  As a result of the sale, the Company recognized accelerated depreciation expense of $3.6 million on the property and equipment sold and a gain on the write off of certain lease liabilities of $2.9 million.

On September 7, 2018, Sabra completed the sale and lease termination of one skilled nursing facility located in Ohio. The skilled nursing facility generated annual revenues of $3.2 million and pre-tax net loss of $0.8 million.   As a result of the sale, the Company will receive an annual rent credit of $0.6 million.  The costs associated with this sale and lease termination were de minimis.

Second Spring Divestitures

On June 1, 2018 and on June 13, 2018, Second Spring Healthcare Investments (Second Spring) completed the sale and lease termination of eight skilled nursing facilities located in Pennsylvania and four skilled nursing facilities located in New Jersey.  The combined 12 skilled nursing facilities generated annual revenues of $146.2 million and pre-tax net loss of $19.3 million.  As a result of the sale and lease termination, the Company recognized a capital lease net asset and obligation write-down of $16.8 million, a financing obligation net asset write-down of $113.3 million and a financing obligation write-down of $134.5 million.  The resulting gain of $21.2 million was offset by $6.3 million of exit costs and the Company recognized accelerated depreciation expense of $5.3 million on the property and equipment sold.

On August 1, 2018, Second Spring completed the sale and lease termination of one skilled nursing facility located in Pennsylvania.  The skilled nursing facility generated annual revenues of $15.7 million and pre-tax net loss of $1.9 million.  As a result of the sale and lease termination, the Company recognized a financing obligation net asset and a financing obligation write-down of $12.8 million.  In addition, the Company recognized exit costs of $0.8 million and accelerated depreciation expense of $0.8 million on the property and equipment sold.

Welltower Divestitures

On August 1, 2018, Welltower completed the sale and lease termination of three skilled nursing facilities located in Maryland and Indiana.  The three skilled nursing facilities generated annual revenues of $40.1 million and pre-tax net loss of $4.5 million.  As a result of the sale and lease termination, the Company recognized a capital lease and financing obligation net asset write-down of $31.7 million, a capital lease obligation and financing obligation write-down of $64.2 million.  The resulting gain of $31.7 million was offset by $2.0 million of exit costs.  In addition, the Company recognized accelerated depreciation expense of $6.5 million on the property and equipment sold.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Texas Divestitures

On August 1, 2018, the Company terminated a lease and exited the operations of one skilled nursing facility in Texas.  The skilled nursing facility generated annual revenues of $8.2 million and pre-tax net loss of $2.0 million.  The Company incurred lease termination costs of $3.5 million and exit costs of $0.3 million in the divestiture of this skilled nursing facility.

On October 1, 2018, the Company sold 16 skilled nursing facilities in Texas that are classified as assets held for sale on September 30, 2018.  In advance of the sale, the Company recorded exit costs of $4.8 million associated with the divestiture of these skilled nursing facilities.

Other Lease Amendments and Divestitures

For the nine months ended September 30, 2018, the Company divested or amended the lease agreements to six other skilled nursing facilities. The lease agreement to one behavioral outpatient clinic expired on June 30, 2018.  As a result of these lease amendments and divestitures, the Company recognized a loss for exit costs and the write off of certain lease assets of $3.5 million.

In total for the nine months ended September 30, 2018, the Company recorded a net gain on lease transactions and divestitures of $42.4 million which is included in other (income) loss on the consolidated statements of operations.

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

Revenue Recognition

The Company generates revenues, primarily by providing healthcare services to its customers. Revenues are recognized when control of the promised good or service is transferred to our customers, in an amount that reflects the consideration to which the Company expects to be entitled from patients, third-party payers (including government programs and insurers) and others, in exchange for those goods and services.

Performance obligations are determined based on the nature of the services provided.  The majority of the Company’s healthcare services represent a bundle of services that are not capable of being distinct and as such, are treated as a single performance obligation satisfied over time as services are rendered.  The Company also provides certain ancillary services which are not included in the bundle of services, and as such, are treated as separate performance obligations satisfied at a point in time, if and when those services are rendered.

The Company determines the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration, such as implicit price concessions.  The Company utilizes the expected value method to determine the amount of variable consideration that should be included to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. Variable consideration also exists in the form of settlements with Medicare and Medicaid as a result of retroactive adjustments due to audits and reviews. The Company applies constraint to the transaction price, such that net revenues are recorded only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenues in the period such variances become known.  Adjustments arising from a change in the transaction price were not significant for the three and nine months ended September 30, 2018.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has elected a practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component due to its expectation that the period between the time the service is provided and the time payment is received will be one year or less.

Adoption of ASC 606

The Company’s adoption of ASC 606 primarily impacts the presentation of revenues due to the inclusion of variable consideration in the form of implicit price concessions contained in certain of its contracts with customers.  Under ASC 606, amounts estimated to be uncollectable are generally considered implicit price concessions that are a direct reduction to net revenues. Prior to adoption of ASC 606, such amounts were classified as provision for losses on accounts receivable.  For the three and nine months ended September 30, 2018, the Company recorded approximately $20.6 million and $67.4 million, respectively, of implicit price concessions as a direct reduction of net revenues that would have been recorded as operating expenses prior to the adoption of ASC 606.  The adoption of ASC 606 is not expected to have a material impact on net income on an ongoing basis. To the extent there are material subsequent events that affect the payor's ability to pay, such amounts are recorded within operating expenses.

At September 30, 2018, the remaining balance of allowance for doubtful accounts previously disclosed on the consolidated balance sheets relating to accounts receivable with service dates of December 31, 2017 and prior is $198.8 million.

The Company has reclassified the provision for losses on accounts receivable of $25.2 million and $72.7 million for the three and nine months ended September 30, 2017, respectively, to other operating expenses in the consolidated statements of operations. These reclassifications had no effect on the reported results of operations.

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

Under ASC 606, payments that the Company receives from customers in advance of providing services represent contract liabilities.  Such payments primarily relate to private pay patients, which are billed monthly in advance.  The Company had no material contract liabilities or activity as of and for the three and nine months ended September 30, 2018.

Disaggregation of Revenues

The Company disaggregates revenue from contracts with customers by reportable operating segments and payor type. The Company notes that disaggregation of revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.  The payment terms and conditions within the Company's revenue-generating contracts vary by contract type and payor source.  Payments are generally received within 30 to 60 days after billing.  See Note 6 – “Segment Information.”

The composition of net revenues by payor type and operating segment for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three months ended September 30, 2018
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$216,382		$22,756		$—		$239,138
Medicaid	613,539		545		—		614,084
Insurance	125,060		5,412		—		130,472
Private	85,148	(1)	139		—		85,287
Third party providers	—		99,851		17,995		117,846
Other	14,539	(2)	3,461	(2)	12,444	(3)	30,444
Total net revenues	$1,054,668		$132,164		$30,439		$1,217,271

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended September 30, 2017 (4)
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$248,436		$22,761		$—		$271,197
Medicaid	641,378		541		—		641,919
Insurance	118,356		6,032		—		124,388
Private	96,583	(1)	143		—		96,726
Third party providers	—		118,478		21,385		139,863
Other	24,882	(2)	3,943	(2)	12,534	(3)	41,359
Total net revenues	$1,129,635		$151,898		$33,919		$1,315,452
(1)

Includes Assisted/Senior living revenue of $24.0 million and $24.2 million for the three months ended September 30, 2018 and 2017, respectively.  Such amounts do not represent contracts with customers under ASC 606.

(2)	Primarily consists of revenue from Veteran Affairs and administration of third party facilities.
(3)	Includes net revenues from all payors generated by the other services, excluding third party providers.
(4)	The Company adopted the new revenue standard using the modified retrospective transition method. As a result, the prior period amounts have not been adjusted.

	Nine months ended September 30, 2018
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$700,202		$68,861		$—		$769,063
Medicaid	1,854,706		1,584		—		1,856,290
Insurance	400,889		18,020		—		418,909
Private	258,887	(1)	391		—		259,278
Third party providers	—		319,015		63,500		382,515
Other	50,924	(2)	13,911	(2)	39,813	(3)	104,648
Total net revenues	$3,265,608		$421,782	.	$103,313		$3,790,703

	Nine months ended September 30, 2017 (4)
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$793,641		$70,831		$—		$864,472
Medicaid	1,912,130		1,137		—		1,913,267
Insurance	417,619		18,358		—		435,977
Private	293,455	(1)	500		—		293,955
Third party providers	—		353,026		70,051		423,077
Other	65,300	(2)	12,154	(2)	37,658	(3)	115,112
Total net revenues	$3,482,145		$456,006		$107,709		$4,045,860
(1)

Includes Assisted/Senior living revenue of $71.2 million and $72.3 million for the nine months ended September 30, 2018 and 2017, respectively.  Such amounts do not represent contracts with customers under ASC 606.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Loss from continuing operations	$(91,901)	$(615,022)	$(263,431)	$(804,117)
Less: Net loss attributable to noncontrolling interests	(33,773)	(241,200)	(97,153)	(314,446)
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(58,128)	$(373,822)	$(166,278)	$(489,671)
Loss from discontinued operations, net of taxes	—	(2)	—	(70)
Net loss attributable to Genesis Healthcare, Inc.	$(58,128)	$(373,824)	$(166,278)	$(489,741)
Denominator:
Weighted-average shares outstanding for basic and diluted net loss per share	102,489	94,940	100,461	93,376
Basic and diluted net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(0.57)	$(3.94)	$(1.66)	$(5.24)
Loss from discontinued operations, net of taxes	—	—	—	—
Net loss attributable to Genesis Healthcare, Inc.	$(0.57)	$(3.94)	$(1.66)	$(5.24)

The following shares were excluded from the computation of diluted net loss per common share in the three and nine months ended September 30, 2018 and 2017, as their inclusion would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Exchange of noncontrolling interests	59,711	61,692	60,289	62,108
Employee and director unvested restricted stock units	266	40	691	988
Convertible note	—	3,000	—	3,000
Stock warrants	1,500	—	1,359	—

The combined impact of the assumed conversion to common stock and related tax implications attributable to the noncontrolling interest, the grants under the 2015 Omnibus Equity Incentive Plan, and the stock warrants are anti-dilutive to EPS because the Company is in a net loss position for the three and nine months ended September 30, 2018. As of September 30, 2018, there were 59.7 million units attributable to the noncontrolling interests outstanding.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6) Segment Information

The Company has three reportable operating segments: (i) inpatient services; (ii) rehabilitation therapy services; and (iii) other services.

A summary of the Company’s segmented revenues follows (in thousands, except percentages):

	Three months ended September 30,
	2018		2017		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$1,029,453	84.6%	$1,103,554	83.8%	$(74,101)	(6.7)%
Assisted/Senior living facilities	23,974	2.0%	24,185	1.8%	(211)	(0.9)%
Administration of third party facilities	2,025	0.2%	2,266	0.2%	(241)	(10.6)%
Elimination of administrative services	(784)	(0.1)%	(370)	—%	(414)	111.9%
Inpatient services, net	1,054,668	86.7%	1,129,635	85.8%	(74,967)	(6.6)%

Rehabilitation therapy services:
Total therapy services	214,421	17.6%	244,471	18.6%	(30,050)	(12.3)%
Elimination intersegment rehabilitation therapy services	(82,257)	(6.8)%	(92,573)	(7.0)%	10,316	(11.1)%
Third party rehabilitation therapy services	132,164	10.8%	151,898	11.6%	(19,734)	(13.0)%

Other services:
Total other services	46,977	3.9%	42,901	3.3%	4,076	9.5%
Elimination intersegment other services	(16,538)	(1.4)%	(8,982)	(0.7)%	(7,556)	84.1%
Third party other services	30,439	2.5%	33,919	2.6%	(3,480)	(10.3)%

Net revenues	$1,217,271	100.0%	$1,315,452	100.0%	$(98,181)	(7.5)%

	Nine months ended September 30,
	2018		2017		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$3,190,065	84.0%	$3,404,181	84.0%	$(214,116)	(6.3)%
Assisted/Senior living facilities	71,220	1.9%	72,262	1.8%	(1,042)	(1.4)%
Administration of third party facilities	6,577	0.2%	6,841	0.2%	(264)	(3.9)%
Elimination of administrative services	(2,254)	—%	(1,139)	—%	(1,115)	97.9%
Inpatient services, net	3,265,608	86.1%	3,482,145	86.0%	(216,537)	(6.2)%

Rehabilitation therapy services:
Total therapy services	685,672	18.1%	743,605	18.4%	(57,933)	(7.8)%
Elimination intersegment rehabilitation therapy services	(263,890)	(7.0)%	(287,599)	(7.1)%	23,709	(8.2)%
Third party rehabilitation therapy services	421,782	11.1%	456,006	11.3%	(34,224)	(7.5)%

Other services:
Total other services	146,830	3.9%	133,168	3.3%	13,662	10.3%
Elimination intersegment other services	(43,517)	(1.1)%	(25,459)	(0.6)%	(18,058)	70.9%
Third party other services	103,313	2.8%	107,709	2.7%	(4,396)	(4.1)%

Net revenues	$3,790,703	100.0%	$4,045,860	100.0%	$(255,157)	(6.3)%

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Company’s unaudited condensed consolidated statement of operations follows (in thousands):

	Three months ended September 30, 2018
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,055,452	$214,421	$46,914	$63	$(99,579)	$1,217,271
Salaries, wages and benefits	480,345	175,098	25,161	—	—	680,604
Other operating expenses	428,398	12,891	29,353	—	(99,578)	371,064
General and administrative costs	—	—	—	35,482	—	35,482
Lease expense	31,732	—	316	318	—	32,366
Depreciation and amortization expense	46,472	3,147	172	3,247	—	53,038
Interest expense	91,106	14	9	24,566	—	115,695
Investment income	—	—	—	(2,178)	—	(2,178)
Other income	(20,207)	—	—	—	—	(20,207)
Transaction costs	—	—	—	11,361	—	11,361
Long-lived asset impairments	32,390	—	—	—	—	32,390
Goodwill and identifiable intangible asset impairments	929	—	—	—	—	929
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(523)	371	(152)
(Loss) income before income tax benefit	(35,713)	23,271	(8,097)	(72,210)	(372)	(93,121)
Income tax benefit	—	—	—	(1,220)	—	(1,220)
(Loss) income from continuing operations	$(35,713)	$23,271	$(8,097)	$(70,990)	$(372)	$(91,901)

	Three months ended September 30, 2017
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,130,005	$244,471	$42,778	$123	$(101,925)	$1,315,452
Salaries, wages and benefits	507,075	205,232	27,097	—	—	739,404
Other operating expenses	464,894	21,429	15,689	—	(101,926)	400,086
General and administrative costs	—	—	—	41,420	—	41,420
Lease expense	37,895	(14)	302	487	—	38,670
Depreciation and amortization expense	51,666	3,497	167	4,060	—	59,390
Interest expense	103,306	14	9	21,102	—	124,431
Investment income	—	—	—	(1,596)	—	(1,596)
Other loss	2,379	—	—	—	—	2,379
Transaction costs	—	—	—	1,056	—	1,056
Customer receivership and other related charges	—	297	—	—	—	297
Long-lived asset impairment charges	161,483	1,881	—	—	—	163,364
Goodwill and identifiable intangible asset impairments	360,046	—	—	—	—	360,046
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(571)	502	(69)
(Loss) income before income tax expense	(558,739)	12,135	(486)	(65,835)	(501)	(613,426)
Income tax expense	—	—	—	1,596	—	1,596
(Loss) income from continuing operations	$(558,739)	$12,135	$(486)	$(67,431)	$(501)	$(615,022)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine months ended September 30, 2018
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$3,267,862	$685,672	$146,714	$116	$(309,661)	$3,790,703
Salaries, wages and benefits	1,477,153	562,875	82,100	—	—	2,122,128
Other operating expenses	1,323,423	41,707	70,310	—	(309,661)	1,125,779
General and administrative costs	—	—	—	114,404	—	114,404
Lease expense	95,660	—	959	929	—	97,548
Depreciation and amortization expense	147,552	9,479	509	10,496	—	168,036
Interest expense	277,753	41	27	70,866	—	348,687
Loss on early extinguishment of debt	—	—	—	9,785	—	9,785
Investment income	—	—	—	(4,856)	—	(4,856)
Other (income) loss	(42,438)	—	78	—	—	(42,360)
Transaction costs	—	—	—	26,567	—	26,567
Long-lived asset impairments	88,008	—	—	—	—	88,008
Goodwill and identifiable intangible asset impairments	2,061	—	—	—	—	2,061
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,029)	1,135	106
(Loss) income before income tax benefit	(101,310)	71,570	(7,269)	(227,046)	(1,135)	(265,190)
Income tax benefit	—	—	—	(1,759)	—	(1,759)
(Loss) income from continuing operations	$(101,310)	$71,570	$(7,269)	$(225,287)	$(1,135)	$(263,431)

	Nine months ended September 30, 2017
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$3,483,284	$743,605	$132,718	$450	$(314,197)	$4,045,860
Salaries, wages and benefits	1,597,007	619,928	86,365	—	—	2,303,300
Other operating expenses	1,365,896	65,074	45,451	—	(314,198)	1,162,223
General and administrative costs	—	—	—	127,657	—	127,657
Lease expense	110,661	—	897	1,446	—	113,004
Depreciation and amortization expense	159,483	11,110	506	12,887	—	183,986
Interest expense	309,948	42	28	63,455	—	373,473
Loss on early extinguishment of debt	—	—	—	2,301	—	2,301
Investment income	—	—	—	(4,097)	—	(4,097)
Other loss (income)	15,112	732	—	(242)	—	15,602
Transaction costs	—	—	—	7,862	—	7,862
Customer receivership and other related charges	—	35,864	—	—	—	35,864
Long-lived asset impairments	161,483	1,881	—	—	—	163,364
Goodwill and identifiable intangible asset impairments	360,046	—	—	—	—	360,046
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,702)	1,411	(291)
(Loss) income before income tax expense	(596,352)	8,974	(529)	(209,117)	(1,410)	(798,434)
Income tax expense	—	—	—	5,683	—	5,683
(Loss) income from continuing operations	$(596,352)	$8,974	$(529)	$(214,800)	$(1,410)	$(804,117)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the segment assets as of September 30, 2018 compared to December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Inpatient services	$3,865,304	$4,303,370
Rehabilitation therapy services	341,139	351,711
Other services	42,161	50,127
Corporate and eliminations	142,770	82,657
Total assets	$4,391,374	$4,787,865

The following table presents segment goodwill as of September 30, 2018 compared to December 31, 2017 (in thousands):

	Inpatient	Rehabilitation Therapy Services	Other Services	Consolidated
Balance at December 31, 2017
Goodwill	351,470	73,814	11,828	437,112
Accumulated impairment losses	(351,470)	—	—	(351,470)
	$—	$73,814	$11,828	$85,642
Balance at September 30, 2018
Goodwill	351,470	73,814	11,828	437,112
Accumulated impairment losses	(351,470)	—	—	(351,470)
	$—	$73,814	$11,828	$85,642

(7)Property and Equipment

Property and equipment consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Land, buildings and improvements	$472,553	$591,022
Capital lease land, buildings and improvements	684,225	752,657
Financing obligation land, buildings and improvements	2,283,764	2,525,551
Equipment, furniture and fixtures	420,335	453,230
Construction in progress	10,912	30,294
Gross property and equipment	3,871,789	4,352,754
Less: accumulated depreciation	(952,205)	(939,155)
Net property and equipment	$2,919,584	$3,413,599

At September 30, 2018, the Company classified the property and equipment of 23 skilled nursing facilities as assets held for sale resulting in a total net reduction of property and equipment of $99.7 million, which was primarily classified in the “Land, buildings and improvements” line item.  See Note 15 – “Assets Held for Sale.”

In the nine months ended September 30, 2018, the Company amended one of its master lease agreements resulting in a net capital lease asset write-down of $18.2 million.   See Note 3 – “Significant Transactions and Events – Welltower Master Lease Amendment.”    In the nine months ended September 30, 2018, Welltower completed the sale and lease termination of three skilled nursing facilities.  The Company recognized a capital lease and financing obligation net asset write-down of $29.5 million and $2.2 million, respectively.   See Note 3 – “Significant Transactions and Events – Welltower Divestitures.”

In the nine months ended September 30, 2018, the Company divested 13 skilled nursing facilities, which were terminated from their master lease agreement, resulting in a net financing obligation asset write-down of $126.1 million and capital lease asset write-down of $16.8 million.   See Note 3 – “Significant Transactions and Events – Second Spring Divestitures.”

In the nine months ended September 30, 2018, the Company recognized impairment charges of $88.0 million on its property and equipment.  See Note 14 – “Asset Impairment Charges - Long-Lived Assets with a Definite Useful Life.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(8)   Long-Term Debt

Long-term debt at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Asset based lending facilities, net of debt issuance costs of $12,016 and $0 at September 30, 2018 and December 31, 2017, respectively	$403,110	$—
Revolving credit facilities, net of debt issuance costs of $0 and $10,109 at September 30, 2018 and December 31, 2017, respectively	—	303,091
Term loan agreements, net of debt issuance costs of $2,143 and $3,020 and debt premium balance of $10,670 and $0 at September 30, 2018 and December 31, 2017, respectively	183,043	120,706
Real estate loans, net of debt issuance costs of $5,381 and $3,486 and debt premium balance of $31,408 and $0 at September 30, 2018 and December 31, 2017, respectively	313,730	281,039
HUD insured loans, net of debt issuance costs of $5,280 and $5,590 and debt premium balance of $868 and $13,590 at September 30, 2018 and December 31, 2017, respectively	182,656	263,827
Notes payable	80,794	68,122
Mortgages and other secured debt (recourse)	13,857	12,536
Mortgages and other secured debt (non-recourse), net of debt issuance costs of $195 and $99 and debt premium balance of $1,544 and $1,618 at September 30, 2018 and December 31, 2017, respectively	26,835	27,978
	1,204,025	1,077,299
Less: Current installments of long-term debt	(116,077)	(26,962)
Long-term debt	$1,087,948	$1,050,337

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

The ABL Credit Facilities have a five-year term set to mature on March 6, 2023.  The ABL Credit Facilities include a springing maturity clause that would accelerate its maturity 90 days prior to the maturity of the Term Loan Agreements, Welltower Real Estate Loans or MidCap Real Estate Loans, in the event those agreements are not extended or refinanced.  The revolving credit facility includes a swinging lockbox arrangement whereby the Company transfers all funds deposited within its designated lockboxes to MidCap on a daily basis and then draws from the revolving credit facility as needed.  In accordance with U.S. GAAP, the Company has presented the entire revolving credit facility borrowings balance of $90.1 million in current installments of long-term debt at September 30, 2018.  Despite this classification, the Company expects that it will have the ability to borrow and repay on the revolving credit facility through its maturity on March 6, 2023.  Cash proceeds of $56.3 million received under the ABL Credit Facilities remain in a restricted account.  This amount is pledged to cash collateralize letters of credit previously issued under the Revolving Credit Facilities. The Company has classified this deposit and all cash account balances subject to deposit account control agreements that were sprung under the ABL Credit Facilities as restricted cash and equivalents on the consolidated balance sheets at September 30, 2018.

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

Borrowings and interest rates under the ABL Credit Facilities were as follows at September 30, 2018 (dollars in thousands):

			Weighted
			Average
ABL Credit Facilities	Commitment	Borrowings	Interest
Term loan facility	$325,000	$325,000	8.40%
Revolving credit facility (Non-HUD)	155,000	60,086	8.40%
Revolving credit facility (HUD)	45,000	30,039	8.40%
Delayed draw facility	30,000	—	13.40%
	$555,000	$415,125	8.40%

As of September 30, 2018, the Company had a total borrowing base capacity of $456.6 million with outstanding borrowings under the ABL Credit Facilities of $415.1 million, leaving the Company with approximately $41.5 million of available borrowing capacity under the ABL Credit Facilities.

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

Term Loan Agreements

The Company and certain of its affiliates, including FC-GEN (the Borrower) are party to a four-year term loan agreement (the Term Loan Agreement) with an affiliate of Welltower and an affiliate of Omega.  The Term Loan Agreement originally provided for term loans (the Term Loans) in the aggregate principal amount of $120.0 million, with scheduled annual amortization of 2.5% of the initial principal balance in years one, two and three, and 5.0% in year four.  On March 6, 2018, the Company entered into an amendment to the Term Loans (the Term Loan Amendment) pursuant to which the Company borrowed an additional $40 million to be used for certain debt repayment and general corporate purposes (the 2018 Term Loan). The Term Loan Agreement continues to have a maturity date of July 29, 2020. The 2018 Term Loan bears interest at a rate equal to 10.0% per annum, with up to 5% per annum to be paid in kind.  The Term Loan Amendment also changes the interest rate applicable to the Term Loans to be equal to 14% per annum, with up to 9% per annum to be paid in kind. As of September 30, 2018, the Term Loans and 2018 Term Loan had an outstanding principal balance of $174.5 million.  Among other things, the Term Loan Amendment eliminates any principal amortization payments on any of the loans prior to maturity and modifies the financial covenants beginning in 2018.

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

The Term Loan Agreement includes a non-cash debt premium balance of $10.7 million at September 30, 2018.  As the terms under the Term Loan Amendment were negotiated and executed at the same time as other Welltower amendments included in the Restructuring Transactions (i.e. the Real Estate Loan Amendments and Welltower Master Lease Amendment), U.S. GAAP requires the Company record interest expense for each instrument at a rate equal to the combined effective interest rate rather than the stated interest rate of each instrument individually.  The effective interest rate was calculated by measuring the aggregate cash flows payable to Welltower under the combined amended agreements compared to the carrying value of the original obligations on March 6, 2018.  Since the combined effective interest rate of all the Restructuring Transactions involving Welltower of approximately 7.5% is lower than the Term Loan Amendment weighted interest rate of 13.0%, the Company recorded a debt premium, which was offset by a corresponding discount on the Welltower financing obligation, and will amortize over the life of the Term Loan Amendment.  See Note 10 – “Financing Obligation.”

Real Estate Loans

On March 30, 2018, the Company entered into two real estate loans with MidCap (MidCap Real Estate Loans) with combined available proceeds of $75.0 million, $73.0 million of which was drawn as of September 30, 2018.  The MidCap Real Estate Loans are secured by 18 skilled nursing facilities and are subject to a five-year term maturing on March 30, 2023.  The maturity of the MidCap Real Estate Loans will accelerate in the event the ABL Credit Facilities are repaid in full and terminated.  The loans, which are interest only in the first year, are subject to an annual interest rate equal to LIBOR (subject to a floor of 1.5%) plus an applicable margin of 5.85%.  Beginning April 1, 2019, mandatory principal payments commence with the balance of the loans to be repaid at maturity.  Proceeds from the MidCap Real Estate Loans were used to repay partially the Welltower Real Estate Loans (defined below).

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

On February 21, 2018, the Company entered into amendments to the Welltower Real Estate Loans (the Real Estate Loan Amendments).  The Real Estate Loan Amendments adjusted the annual interest rate beginning February 15, 2018 to 12%, of which 7% will be paid in cash and 5% will be paid in kind.  In connection with the Real Estate Loan Amendments, the Company agreed to make commercially reasonable efforts to secure commitments by April 1, 2018 to repay no less than $105 million of the Welltower Real Estate Loan obligations.  As of September 30, 2018, the Company secured repayments or commitments totaling approximately $82 million.  As a result, the annual cash component of the interest payments was increased by approximately $2.0 million with a corresponding decrease in the paid in kind component of interest.  At September 30, 2018, the Welltower Real Estate Loans are secured by a mortgage lien on the real property and a second lien on certain receivables of the operators of the 15 remaining facilities subject to the Welltower Real Estate Loans.  In the nine months ended September 30, 2018, the Welltower Real Estate Loans were paid down $69.7 million using proceeds from the MidCap Real Estate Loans.  The Welltower Real Estate Loans have an outstanding principal balance of $214.7 million at September 30, 2018.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Welltower Real Estate Loans include a non-cash debt premium balance of $31.4 million at September 30, 2018.  As the terms under the Real Estate Loan Amendments were negotiated and executed at the same time as other Welltower amendments included in the Restructuring Transactions (i.e. the Term Loan Amendment and Welltower Master Lease Amendment), U.S. GAAP requires the Company record interest expense for each instrument at a rate equal to the combined effective interest rate rather than the stated interest rate of each instrument individually.  The effective interest rate was calculated by measuring the aggregate cash flows payable to Welltower under the combined amended agreements compared to the carrying value of the original obligations on March 6, 2018.  Since the combined effective interest rate of all the Restructuring Transactions involving Welltower of approximately 7.5% is lower than the Real Estate Loan Amendments weighted interest rate of 12.0%, the Company recorded a debt premium, which was offset by a corresponding discount on the Welltower financing obligation, and will amortize over the life of the Real Estate Loan Amendments.  See Note 10 – “Financing Obligation.”

On April 1, 2016, the Company acquired one skilled nursing facility and entered into a $9.9 million real estate loan (the Other Real Estate Loan).  On February 22, 2018, the skilled nursing facility subject to the Other Real Estate Loan was refinanced through a loan insured through the U.S. Department of Housing and Urban Development (HUD).  Some of the proceeds from the refinancing were used to pay off fully the Other Real Estate Loan.

HUD Insured Loans

As of September 30, 2018, the Company has 31 skilled nursing facility loans insured by HUD with a combined aggregate principal balance of $276.2 million, which includes a $13.2 million debt premium on 10 skilled nursing facility loans established in purchase accounting in 2015.  In the nine months ended September 30, 2018, one skilled nursing facility was financed with a HUD insured loan for $10.9 million using some of the proceeds to retire the Other Real Estate Loan.

The HUD insured loans have an original amortization term of 30 to 35 years and an average remaining term of 29 years with fixed interest rates ranging from 3.0% to 4.2% and a weighted average interest rate of 3.5%. Depending on the mortgage agreement, prepayments are generally allowed only after 12 months from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required thereafter. Any further HUD insured loans will require additional HUD approval.

All HUD insured loans are non-recourse loans to the Company. All loans are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of September 30, 2018, the Company has total escrow reserve funds of $26.0 million with the loan servicer that are reported within prepaid expenses.

The HUD loans of nine skilled nursing facilities, balances included in the disclosures noted above, were reclassified as assets held for sale in the consolidated balance sheets at September 30, 2018. These nine skilled nursing facilities had an aggregate principal balance of $88.0 million, net of debt issuance costs and debt premiums, and aggregate escrow reserve funds of $9.5 million.  The nine skilled nursing facilities are expected to be sold in the fourth quarter of 2018.  See Note 15 – “Assets Held for Sale.”

Notes Payable

On January 17, 2018, the Company converted $19.6 million of its trade payables into a note payable.  The note, as amended, will be repaid in equal monthly installments through December 2019 at an annual interest rate of 5.75% and has an outstanding balance of $9.7 million at September 30, 2018.

In connection with Welltower’s sale of 64 skilled nursing facilities to Second Spring on November 1, 2016, the Company issued a note totaling $51.2 million to Welltower.  The note accrues cash interest at 3% and paid-in-kind interest at 7%.  Cash

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

interest is paid and paid-in-kind interest accretes the principal amount semi-annually every May 1 and November 1.  The note matures on October 30, 2020, and has an outstanding accreted balance of $57.9 million at September 30, 2018.

In connection with Welltower’s sale of 28 skilled nursing facilities to Cindat Best Years Welltower JV LLC (CBYW) on December 23, 2016, the Company issued two notes totaling $23.7 million to Welltower.  The first note has an initial principal balance of $11.7 million and accrues cash interest at 3% and paid-in-kind interest at 7%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every June 15 and December 15.  The note matures on December 15, 2021, and has an outstanding accreted principal balance of $13.2 million at September 30, 2018.  The second note had an initial principal balance of $12.0 million and was converted into 3.0 million shares of common stock on November 13, 2017 and cancelled.

Other Debt

Mortgages and other secured debt (recourse). The Company carries mortgage loans and notes payable on certain of its corporate office buildings and other acquired assets.  The loans are secured by the underlying real property and have fixed or variable rates of interest with a weighted average interest rate of 3.4% at September 30, 2018, with maturity dates ranging from 2018 to 2020.

Mortgages and other secured debt (non-recourse). Loans are carried by certain of the Company’s consolidated joint ventures.  The loans consist principally of revenue bonds and secured bank loans.  Loans are secured by the underlying real and personal property of individual facilities and have fixed or variable rates of interest with a weighted average interest rate of 5.0% at September 30, 2018.  Maturity dates range from 2023 to 2034.  Loans are labeled “non-recourse” because neither the Company nor any of its wholly owned subsidiaries is obligated to perform under the respective loan agreements.  The aggregate principal balance of these loans includes a $1.6 million debt premium on one debt instrument.   The Company’s consolidated current installment of long-term debt decreased $10.9 million due to the reclassification of a non-recourse loan to long term upon the completion of a refinancing in March 2018.

Debt Covenants

The ABL Credit Facilities, the Term Loan Agreement and the Welltower Real Estate Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, minimum liquidity and maximum capital expenditures.  The Credit Facilities include cross-default provisions with each other and certain material lease agreements.  At September 30, 2018, the Company was in compliance with its financial covenants contained in the Credit Facilities.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The maturity of total debt of $1,184.6 million, excluding debt issuance costs and other non-cash debt discounts and premiums, at September 30, 2018 is as follows (in thousands):

Twelve months ended September 30,
2019	$116,111
2020	183,934
2021	64,490
2022	234,689
2023	407,907
Thereafter	177,419
Total debt maturity	$1,184,550

(9)   Leases and Lease Commitments

The Company leases certain facilities under capital and operating leases.  Future minimum payments for the next five years and thereafter under such leases at September 30, 2018 are as follows (in thousands):

Twelve months ended September 30,	Capital Leases	Operating Leases
2019	$86,885	$118,433
2020	85,745	117,352
2021	87,593	117,154
2022	89,516	94,680
2023	91,508	81,981
Thereafter	3,210,719	364,335
Total future minimum lease payments	3,651,966	$893,935
Less amount representing interest	(2,699,329)
Capital lease obligation	952,637
Less current portion	(2,164)
Long-term capital lease obligation	$950,473

Capital Lease Obligations

The capital lease obligations represent the present value of future minimum lease payments under such capital lease and cease to use arrangements bear a weighted average imputed interest rate of 10.0% at September 30, 2018, and mature at dates ranging from 2026 to 2048.

Deferred Lease Balances

At September 30, 2018 and December 31, 2017, the Company had $25.1 million and $34.9 million, respectively, of favorable leases net of accumulated amortization, included in identifiable intangible assets, and $8.8 million and $15.5 million, respectively, of unfavorable leases net of accumulated amortization included in other long-term liabilities on the consolidated balance sheets.  Favorable and unfavorable lease assets and liabilities arise through the acquisition of operating leases in place that requires those contracts be recorded at their then fair value.  The fair value of a lease is determined through a comparison of the actual rental rate with rental rates prevalent for similar assets in similar markets.  A favorable lease asset to the Company represents a rental stream that is below market, and conversely an unfavorable lease is one with its cost above market rates.  These assets and liabilities amortize as lease expense over the remaining term of the respective leases on a straight-line basis.  At September 30, 2018 and December 31, 2017, the Company had $21.6 million and $28.7 million, respectively, of deferred straight-line rent balances included in other long-term liabilities on the consolidated balance sheets.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Lease Covenants

Certain lease agreements contain a number of restrictive covenants that, among other things, and subject to certain exceptions, impose operating and financial restrictions on the Company and its subsidiaries.  These leases also require the Company to meet defined financial covenants, including a minimum level of consolidated liquidity, a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage.  These leases include cross-default provisions with each other and the Credit Facilities.

The Company has master lease agreements with Welltower, Sabra and Omega (collectively, the Master Lease Agreements).  The Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity.  At September 30, 2018, the Company is in compliance with the financial covenants contained in the Master Lease Agreements.

The Company has a master lease agreement with Second Spring involving 51 of its facilities.  The Company did not meet a financial covenant contained in this master lease agreement at September 30, 2018.  The Company received a waiver for this covenant breach.

The Company has a master lease agreement with CBYW involving 28 of its facilities.  The Company did not meet certain financial covenants contained in this master lease agreement at September 30, 2018.  The Company received a waiver for these covenant breaches.

At September 30, 2018, the Company did not meet certain financial covenants contained in seven leases related to 45 of its facilities.  The Company is and expects to continue to be current in the timely payment of its obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of the Company’s other loan or lease agreements.  The Company will continue to work with the related credit parties to amend such leases and the related financial covenants.  The Company does not believe the breach of such financial covenants at September 30, 2018 will have a material adverse impact on it.  The Company has been afforded certain cure rights to such defaults by posting collateral in the form of additional letters of credit or security deposit.

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

(10)Financing Obligations

Financing obligations represent the present value of future minimum lease payments under such lease arrangements and bear a weighted average imputed interest rate of approximately 9.2% at September 30, 2018, and mature at dates ranging from 2021 to 2048.

The Welltower Master Lease Amendment includes a non-cash financing obligation discount balance of $49.0 million at September 30, 2018.  As the terms under the Welltower Master Lease Amendment were negotiated and executed at the same time as other Welltower amendments included in the Restructuring Transactions (i.e. the Term Loan Amendment and Real Estate Loan Amendment), U.S. GAAP requires the Company record interest expense for each instrument at a rate equal to the combined effective interest rate rather than the stated interest rate of each instrument individually.  The effective interest rate was calculated by measuring the aggregate cash flows payable to Welltower under the combined amended agreements compared to the carrying value of the original obligations on March 6, 2018.  Since the combined effective interest rate of all the Restructuring Transactions

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

involving Welltower of approximately 7.5% is higher than the Welltower Master Lease Amendment weighted interest rate of approximately 7.0%, the Company recorded a financing obligation discount, which was offset by a corresponding premium on each of the Welltower Real Estate Loans and Term Loan Amendment, and will amortize over the life of the Welltower Master Lease Amendment.  See Note 8 – “Long-Term Debt – Term Loan Agreements” and “Long-Term Debt  – Real Estate Loans.”

Future minimum payments for the next five years and thereafter under leases classified as financing obligations at September 30, 2018 are as follows (in thousands):

Twelve months ended September 30,
2019	$236,208
2020	240,868
2021	245,657
2022	241,820
2023	246,329
Thereafter	6,723,039
Total future minimum lease payments	7,933,921
Less amount representing interest	(5,204,724)
Financing obligations	$2,729,197
Less current portion	(1,947)
Long-term financing obligations	$2,727,250

(11)Income Taxes

The Company effectively owns 63.1% of FC-GEN, an entity taxed as a partnership for U.S. income tax purposes.  This is the Company’s only source of taxable income.  FC-GEN is subject to income taxes in several U.S. state and local jurisdictions.  The income taxes assessed by these jurisdictions are included in the Company’s tax provision, but at its 63.1% ownership of FC-GEN.

For the three months ended September 30, 2018, the Company recorded income tax benefit of $1.2 million from continuing operations, representing an effective tax rate of 1.3%, compared to income tax expense of $1.6 million from continuing operations, representing an effective tax rate of (0.3)%, for the same period in 2017.

For the nine months ended September 30, 2018, the Company recorded income tax benefit of $1.8 million from continuing operations, representing an effective tax rate of 0.7%, compared to income tax expense of $5.7 million from continuing operations, representing an effective tax rate of (0.7)%, for the same period in 2017.

The change in the effective tax rate for the three and nine months ended September 30, 2018, is attributable to a reduced projected change in the Company’s hanging credit deferred tax liability compared to the prior period that is the result of the goodwill impairment recorded against the inpatient services business in the third quarter of 2017.

The Company continues to assess the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard.  Management had previously determined that the Company would not realize its deferred tax assets and established a valuation allowance against the deferred tax assets.  As of September 30, 2018, management has determined that the valuation allowance is still necessary.

The Company’s Bermuda captive insurance company is expected to produce a minimal U.S. federal taxable loss in 2018.  The captive is expected to generate positive pre-tax income in future periods to off-set its deferred tax assets.  The 2018 U.S. federal taxable loss cannot be carried back but can be carried forward indefinitely.

The Company provides rehabilitation therapy services within the People’s Republic of China and Hong Kong.  At September 30, 2018, these business operations do not comprise a significant portion of the Company’s overall operating results.  Management does not anticipate these operations will generate taxable income in the near term.  The operations currently do not have a material effect on the Company’s effective tax rate.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The SEC issued Staff Accounting Bulletin No. 118 (SAB 118) on December 23, 2017.  SAB 118 provides a one-year measurement period from a registrant’s reporting period that includes the Tax Reform Act enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740.  The Company's federal net operating losses that have been incurred prior to January 1, 2018, will continue to have a 20-year carryforward limitation applied and will need to be evaluated for recoverability in the future as such. For net operating losses created after December 31, 2017, the net operating losses will have an indefinite life, but usage will be limited to 80% of taxable income in any given year. The Company has estimated the impact of the Tax Reform Act on state income taxes reflected in its income tax expense for the three and nine months ended September 30, 2018.  Reasonable estimates for the Company’s state and local provision were made based on the Company's analysis of tax reform. These provisional amounts will be adjusted in the year end 2018 financial reporting as additional information is obtained. Additional information that may affect the Company's provisional amounts would include further clarification and guidance on how the Internal Revenue Service (IRS) will implement tax reform and further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on our state and local income tax returns, state and local net operating losses and corresponding valuation allowances.

Exchange Rights and Tax Receivable Agreement

The owners of FC-GEN have the right to exchange their membership units in FC-GEN,  along with an equivalent number of Class C shares, for shares of Class A common stock of the Company or cash, at the Company’s option.  As a result of such exchanges, the Company’s membership interest in FC-GEN would increase and its purchase price would be reflected in its share of the tax basis of FC-GEN’s tangible and intangible assets.  Any resulting increases in tax basis are likely to increase tax depreciation and amortization deductions and, therefore, reduce the amount of income tax the Company would otherwise be required to pay in the future.  Any such increase would also decrease gain (or increase loss) on future dispositions of the affected assets.  There were exchanges of 1,860,592 FC-GEN units and Class C shares in the nine months ended September 30, 2018 equating to 1,860,912 Class A shares.  The exchanges during the nine months ended September 30, 2018 resulted in a $9.5 million internal revenue code (IRC) Section 754 tax basis step-up in the tax deductible goodwill of FC-GEN.  There were exchanges of 2,248,869 FC-GEN units and Class C shares in the nine months ended September 30, 2017 equating to 2,249,256 Class A shares.  The exchanges during the nine months ended September 30, 2017  resulted in a $14.5 million IRC Section 754 tax basis step-up in the tax deductible goodwill of FC-GEN.

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

The Company’s management employs its judgment and periodic independent actuarial analysis in determining the adequacy of certain self-insured general and professional liability and workers’ compensation obligations recorded as liabilities in the Company’s

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

financial statements. The Company evaluates the adequacy of its self-insurance reserves on a semi-annual basis or more frequently when it is aware of changes to its incurred loss patterns that could impact the accuracy of those reserves. The methods of making such estimates and establishing the resulting reserves are reviewed periodically and are based on historical paid claims information and nationwide nursing home trends. The foundation for most of these methods is the Company’s actual historical reported and/or paid loss data. Any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, and future payments may be different than the estimated reserves.

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

The reserves for loss for workers’ compensation risks are discounted based on actuarial estimates. The discount rate for the current policy year is 2.66%. The discount rates are based upon the risk-free rate for the appropriate duration for the respective policy year. The removal of discounting would have resulted in an increased reserve for workers’ compensation risks of $7.8 million and $6.7 million as of September 30, 2018 and December 31, 2017, respectively. The reserves for general and professional liability are recorded on an undiscounted basis.

For the three months ended September 30, 2018 and 2017, the provision for general and professional liability risk totaled $25.0 million and $33.8 million, respectively.  For the nine months ended September 30, 2018 and 2017, the provision for general and professional liability risk totaled $79.2 million and $102.2 million, respectively.  The reserves for general and professional liability were $436.2 million and $442.9 million as of September 30, 2018 and December 31, 2017, respectively.

For the three months ended September 30, 2018 and 2017, the provision for workers’ compensation risk totaled $15.0 million and $13.9 million, respectively.  For the nine months ended September 30, 2018 and 2017, the provision for workers’ compensation risk totaled $41.4 million and $42.7 million, respectively.  The reserves for workers’ compensation risks were $173.9 million and $174.6 million as of September 30, 2018 and December 31, 2017, respectively.

Health Insurance

The Company offers employees an option to participate in self-insured health plans.  Health insurance claims are paid as they are submitted to the plans’ administrators.  The Company maintains an accrual for claims that have been incurred but not yet reported to the plans’ administrators and therefore have not yet been paid.  This accrual for incurred but not yet reported claims was $16.9 million and $17.5 million as of September 30, 2018 and December 31, 2017, respectively.  The liability for the self-insured health plan is recorded in accrued compensation in the consolidated balance sheets.  Although management believes that the amounts provided in the Company’s consolidated financial statements are adequate and reasonable, there can be no assurances that the ultimate liability for such self-insured risks will not exceed management’s estimates.

Legal Proceedings

The Company and certain of its subsidiaries are involved in various litigation and regulatory investigations arising in the ordinary course of business. While there can be no assurance, based on the Company’s evaluation of information currently available, management does not believe the results of such litigation and regulatory investigations would have a material adverse effect on the results of operations, financial position or cash flows of the Company. However, the Company’s assessment of materiality may be affected by limited information (particularly in the early stages of government investigations). Accordingly, the Company’s assessment of materiality may change in the future based upon availability of discovery and further developments in the proceedings at issue. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables below present the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Assets:	2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$23,170	$23,170	$—	$—
Restricted cash and equivalents	104,930	104,930	—	—
Restricted investments in marketable securities	137,824	137,824	—	—
Total	$265,924	$265,924	$—	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$54,525	$54,525	$—	$—
Restricted cash and equivalents	4,113	4,113	—	—
Restricted investments in marketable securities	126,116	126,116	—	—
Total	$184,754	$184,754	$—	$—

The Company places its cash and cash equivalents, restricted cash and equivalents and restricted investments in marketable securities in quality financial instruments and limits the amount invested in any one institution or in any one type of instrument.  The Company has not experienced any significant losses on such investments.

Debt Instruments

The table below shows the carrying amounts and estimated fair values of the Company’s primary long-term debt instruments (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Asset based lending facilities	$403,110	$403,110	$—	$—
Revolving credit facilities	—	—	303,091	303,091
Term loan agreements	183,043	183,043	120,706	120,706
Real estate loans	313,730	313,730	281,039	281,039
HUD insured loans	182,656	181,837	263,827	250,768
Notes payable	80,794	80,794	68,122	68,122
Mortgages and other secured debt (recourse)	13,857	13,857	12,536	12,536
Mortgages and other secured debt (non-recourse)	26,835	26,835	27,978	27,978
	$1,204,025	$1,203,206	$1,077,299	$1,064,240

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables presents the Company’s hierarchy for nonfinancial assets measured at fair value on a non-recurring basis (in thousands):

		Impairment Charges -
	Carrying Value	Nine months ended
	September 30, 2018	September 30, 2018
Assets:
Property and equipment, net	$2,919,584	$88,008
Goodwill	85,642	—
Intangible assets, net	125,386	2,061

		Impairment Charges -
	Carrying Value	Nine months ended
	December 31, 2017	September 30, 2017
Assets:
Property and equipment, net	$3,413,599	$163,364
Goodwill	85,642	351,470
Intangible assets, net	142,976	8,576

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

(14)Asset Impairment Charges

Long-Lived Assets with a Definite Useful Life

In each quarter, the Company’s long-lived assets with a definite useful life are tested for impairment at the lowest levels for which there are identifiable cash flows.  The Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived assets and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived assets.  The cash flow period was based on the remaining useful lives of the primary asset in each long-lived asset group, principally a building in the inpatient segment and customer relationship assets in the rehabilitation therapy services segment.  During the three months ended September 30, 2018 and 2017, the Company recognized impairment charges in the inpatient segment totaling $32.4 million and $163.4 million, respectively.   During the nine months ended September 30, 2018 and 2017, the Company recognized impairment charges in the inpatient segment totaling $88.0 million and $163.4 million, respectively.

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

Favorable Leases

Favorable lease contracts represent the estimated value of future cash outflows of operating lease contracts compared to lease rates that could be negotiated in an arms-length transaction at the time of measurement.  Favorable lease contracts are amortized on a straight-line basis over the lease terms. These favorable lease contracts are measured for impairment using estimated future net undiscounted cash flows expected to be generated from the use of the leased assets compared to the carrying amount of the favorable lease.  The cash flow period was based on the remaining useful lives of the asset, which for favorable lease assets is the lease term.  During the three and nine months ended September 30, 2018, the Company recognized impairment charges on its favorable lease intangible assets with a definite useful life of $0.9 million and $2.1 million, respectively.  There were no impairment charges recognized in the three and nine months ended September 30, 2017.  This charge is presented in goodwill and identifiable intangible asset impairments on the consolidated statements of operations.

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

In the first quarter of 2018, the Company identified a disposal group of 23 skilled nursing facilities operated by the Company in the state of Texas that qualified as assets held for sale.  The Company entered into a purchase and sale agreement to sell the facilities for $120.0 million.  A $20.0 million asset impairment charge was recognized in the nine months ended September 30, 2018 in the statements of operations to reflect a decrease in the sale price of the disposal group.  See Note 14 – “Asset Impairment Charges - Long-Lived Assets with a Definite Useful Life.” The transaction will mark an exit from the inpatient business in Texas.  Thirteen of the facilities are subject to Welltower Real Estate Loans, nine of the facilities are subject to HUD-insured loans and one facility is leased and accounted for as a financing obligation.  The disposal group does not meet the criteria as a discontinued operation.  The sales were completed in the fourth quarter of 2018.  See Note 17 – “Subsequent Events – Texas Divestitures.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the major classes of assets and liabilities included as part of the disposal group (in thousands):

September 30, 2018
Current assets:
Prepaid expenses	$9,533
Long-term assets:
Property and equipment, net of accumulated depreciation of $26,145	99,718
Total assets	$109,251
Current liabilities:
Current installments of long-term debt	$2,123
Long-term liabilities:
Long-term debt	86,137
Financing obligations	19,670
Total liabilities	$107,930

(16)Related Party Transactions

The Company provides rehabilitation services to certain facilities owned and operated by a customer in which certain members of the Company’s board of directors beneficially own an ownership interest.  These services resulted in net revenues of $30.6 million and $96.2 million in the three and nine months ended September 30, 2018, respectively, as compared to net revenues of $35.1 million and $109.1 million in the three and nine months ended September 30, 2017, respectively.  The services resulted in net accounts receivable balances of $30.1 million and $32.0 million at September 30, 2018 and December 31, 2017, respectively.  In the three months ended September 30, 2018, $58.9 million in gross accounts receivable was converted to a note receivable.  A $55.0 million reserve recorded in 2017 was posted against the notes receivable.  The Company deemed this reserve prudent given the delays in collection on account of this related party customer.  The reserve represents the judgment of management, and does not indicate a forgiveness of any amount of the outstanding accounts receivable owed by this related party customer.  The Company is monitoring the financial condition of this customer and will adjust the reserve levels accordingly as new information about their outlook is available.

Effective May 1, 2016, the Company completed the sale of its hospice and home health operations to FC Compassus LLC for $72.0 million in cash and a $12.0 million interest-bearing note.  Certain members of the Company’s board of directors indirectly beneficially hold ownership interests in FC Compassus LLC totaling less than 10% in the aggregate. The combined note and accrued interest balance of $18.1 million remains outstanding at September 30, 2018.  On May 1, 2016, the Company entered into preferred provider and affiliation agreements with FC Compassus LLC.  Fees for these services amounted to $3.4 million and $10.0 million in the three and nine months ended September 30, 2018, respectively, compared to $3.2 million and $8.9 million in the three and nine months ended September 30, 2017, respectively.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(17)   Subsequent Events

Texas Divestitures

The Company divested 16 and seven Texas skilled nursing facilities on October 1, 2018 and November 1, 2018, respectively.  The 23 skilled nursing facilities are presented as assets held for sale at September 30, 2018.  See Note 15 – “Assets Held for Sale.”  The skilled nursing facilities generated annual revenues of $184.5 million and pre-tax net loss of $3.5 million.

Other Divestitures

On November 1, 2018, the Company divested two leased skilled nursing facilities located in Idaho, two leased skilled nursing facilities located in Montana and one owned assisted living facility located in New Mexico.  The facilities generated annual revenues of $30.1 million and pre-tax net income of $2.9 million.

New Mexico and Arizona Acquisitions

On November 1, 2018, the Company acquired the operations of eight skilled nursing facilities and one assisted living facility in New Mexico and Arizona.  The nine new facilities have approximately 1,000 beds and generate approximate annual net revenue of $60 million.  The facilities are leased from Omega. The Company expects no material impact to pre-tax net income in the next 12 months.

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

Business Overview

Genesis is a healthcare services company that through its subsidiaries owns and operates skilled nursing facilities, assisted living facilities and a rehabilitation therapy business.  We have an administrative services company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services.  At September 30, 2018, we provided inpatient services through 445 skilled nursing, senior/assisted living and behavioral health centers located in 30 states.  Revenues of our owned, leased and otherwise consolidated inpatient businesses constitute approximately 86% of our revenues.

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

Recent Transactions and Events

Restructuring Transactions

Overview

During the nine months ended September 30, 2018, we entered into a number of agreements, amendments and new financing facilities, further described below (the Restructuring Transactions), in an effort to strengthen significantly our capital structure.  In total, the Restructuring Transactions are estimated to reduce our annual cash fixed charges by approximately $62.0 million beginning in 2018 and provided $70.0 million of additional cash and borrowing availability, increasing our liquidity and financial flexibility.

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

The ABL Credit Facilities have a five-year term and proceeds were used to replace and repay in full our existing $525 million Revolving Credit Facilities scheduled to mature on February 2, 2020.  The ABL Credit Facilities include a springing maturity clause that would accelerate its maturity 90 days prior to the maturity of the Term Loan Agreements, Welltower Real Estate Loans or MidCap Real Estate Loans, in the event those agreements are not extended or refinanced.  The revolving credit facility includes a swinging lockbox arrangement whereby we transfer all funds deposited within designated lockboxes to MidCap on a daily basis and then draw from the revolving credit facility as needed.  In accordance with U.S. GAAP, we have presented the entire revolving credit facility borrowings balance of $90.1 million in current installments of long-term debt at September 30, 2018.  Despite this classification, we expect that we will have the ability to borrow and repay on the revolving credit facility through its maturity on March 6, 2023.

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

Welltower Real Estate Loans Amendment

On February 21, 2018, we entered into an amendment (the Real Estate Loan Amendments) to the Welltower real estate loan (Welltower Real Estate Loans) agreements.  The Real Estate Loan Amendments adjust the annual interest rate beginning February 15, 2018 to 12%, of which 7% will be paid in cash and 5% will be paid in kind.  Previously, these loans carried a 10.25% paid in cash interest rate.

In connection with the Real Estate Loan Amendments, we agreed to make commercially reasonable efforts to secure commitments by April 1, 2018 to repay no less than $105.0 million of the Welltower Real Estate Loans.  In the event we are unsuccessful securing such commitments or otherwise reducing the outstanding obligation of the Welltower Real Estate Loans, the cash pay component of the interest rate will be increased by approximately $2 million annually while the paid in kind component of the interest rate will be decreased by a corresponding amount.  As of September 30, 2018, we secured repayments or commitments totaling approximately $82 million.

MidCap Real Estate Loans

On March 30, 2018, we entered into two real estate loans with MidCap (MidCap Real Estate Loans) with combined available proceeds of $75.0 million, $73.0 million of which was drawn as of September 30, 2018.  The MidCap Real Estate Loans are secured by 18 skilled nursing facilities and are subject to a five-year term maturing on March 30, 2023.  The maturity of the MidCap Real Estate Loans will accelerate in the event the ABL Credit Facilities are repaid in full and terminated.  The loans, which are interest only in the first year, are subject to an annual interest rate equal to LIBOR (subject to a floor of 1.5%) plus an applicable margin of 5.85%.  Beginning April 1, 2019, mandatory principal payments shall commence with the balance of the loans to be repaid at maturity.  Proceeds from the MidCap Real Estate Loans were used to repay partially the Welltower Real Estate Loans.

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

On September 7, 2018, Sabra completed the sale and lease termination of one skilled nursing facility located in Ohio. The skilled nursing facility generated annual revenues of $3.2 million and pre-tax net loss of $0.8 million.   As a result of the sale, we will receive an annual rent credit of $0.6 million.  The costs associated with this sale and lease termination were de minimis.

Second Spring Divestitures

On June 1, 2018 and on June 13, 2018, Second Spring Healthcare Investments (Second Spring) completed the sale and lease termination of eight skilled nursing facilities located in Pennsylvania and four skilled nursing facilities located in New Jersey.  The combined 12 skilled nursing facilities generated annual revenues of $146.2 million and pre-tax net loss of $19.3 million.  As a result of the sale and lease termination, the Company recognized a capital lease net asset and obligation write-down of $16.8 million, a financing obligation net asset write-down of $113.3 million and a financing obligation write-down of $134.5 million.  The resulting gain of $21.2 million was offset by $6.3 million of exit costs.  In addition, we recognized accelerated depreciation expense of $5.3 million on the property and equipment sold.

On August 1, 2018, Second Spring completed the sale and lease termination of one skilled nursing facility located in Pennsylvania.  The skilled nursing facility generated annual revenues of $15.7 million and pre-tax net loss of $1.9 million.  As a result of the sale and lease termination, we recognized a financing obligation net asset and a financing obligation write-down of

$12.8 million.  In addition, we recognized exit costs of $0.8 million and accelerated depreciation expense of $0.8 million on the property and equipment sold.

Welltower Divestitures

On August 1, 2018, Welltower completed the sale and lease termination of three skilled nursing facilities located in Maryland and Indiana.  The three skilled nursing facilities generated annual revenues of $40.1 million and pre-tax net loss of $4.5 million.  As a result of the sale and lease termination, we recognized a capital lease and financing obligation net asset write-down of $31.7 million and a capital lease obligation and financing obligation write-down of $64.2 million.  The resulting gain of $31.7 million was offset by $2.0 million of exit costs.  In addition, we recognized accelerated depreciation expense of $6.5 million on the property and equipment sold.

Texas Divestitures

On August 1, 2018, we terminated a lease and exited the operations of one skilled nursing facility in Texas.  The skilled nursing facility generated annual revenues of $8.2 million and pre-tax net loss of $2.0 million.  We incurred lease termination costs of $3.5 million and exit costs of $0.3 million in the divestiture of this skilled nursing facility.

On October 1, 2018, we sold 16 skilled nursing facilities in Texas that are classified as assets held for sale on September 30, 2018.  In advance of the sale, we recorded exit costs of $4.8 million associated with the divestiture of these skilled nursing facilities.

Other Lease Amendments and Divestitures

For the nine months ended September 30, 2018, we divested or amended the lease agreements to six other skilled nursing facilities. The lease agreement to one behavioral outpatient clinic expired on June 30, 2018.  As a result of these lease amendments and divestitures, we recognized a loss for exit costs and the write off of certain lease assets of $3.5 million.

In total for the nine months ended September 30, 2018, we recorded a net gain on lease transactions and divestitures of $42.4 million which is included in other (income) loss on the consolidated statements of operations.

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

Skilled Nursing Facility Medicare Part A Payment Rates

The final rules established a market basket increase of 2.4% as mandated under the Bipartisan Budget Act of 2018 effective October 1, 2018. Reimbursement for fiscal year 2019 will be based on the current payment methodology using the Resource Utilization Group, Version IV (RUG-IV) model with no significant changes in the patient classification system.

Skilled Nursing Facility Quality Measures Reporting Program (SNF QRP):

Current performance measures mandated for the SNF QRP for fiscal year 2019 were established in the final SNF PPS rules adopted on August 4, 2017 (FY 2018 SNF PPS Rules). The final rules summarize these requirements, finalize adoption of a new measure removal factor for previously adopted SNF QRP measures, review the quality measures currently adopted for the fiscal year 2020 SNF QRP and finalize the intention to specify new measures to be adopted no later than October 1, 2019 for the fiscal year 2020 SNF QRP.  The SNF QRP applies to freestanding skilled nursing facilities, skilled nursing facilities affiliated with acute care facilities, and all non-critical access hospital swing-bed rural hospitals. Under the SNF QRP, a skilled nursing facility’s annual market basket percentage is reduced by two percentage points if the skilled nursing facility does not submit quality measure data in accordance with thresholds set by the Improving Medicare Post-Acute Care Transformation Act of 2014. Final fiscal year 2019 SNF PPS rules (FY 2019 SNF PPS Rules) specified that skilled nursing facilities that do not meet the SNF QRP requirements for a program year will receive a notice of non-compliance.

Skilled Nursing Facility Value-Based Purchasing Program (SNF-VBP Program)

The Protecting Access to Medicare Act of 2014, enacted on April 1, 2014, authorized a SNF-VBP Program that requires CMS to adopt a SNF-VBP Program payment adjustment for skilled nursing facilities effective October 1, 2018.  The FY 2018 SNF PPS Rules provide detailed instructions for the SNF-VBP Program.  The FY 2018 SNF PPS Rules adopted the Skilled Nursing Facility Readmission Measure as the skilled nursing facility 30-day all-cause readmission measure for the SNF-VBP Program.  The FY 2019 SNF PPS Rules reiterate these instructions and affirm that effective October 1, 2018, skilled nursing facilities now experience a 2.0% withhold to fund the incentive payment pool. Simultaneously, based upon performance, skilled nursing facilities have an opportunity to have their reimbursement rates adjusted for incentive payments based on their performance under the SNF-VBP Program.  Of the 2.0% withhold under the SNF-VBP Program, we expect to retain 1.3% based on performance.

All skilled nursing facilities receive two scores, one for achievement and the other for improvement of their hospital readmission measure over the designated reporting period. All skilled nursing facilities are ranked from high to low based on the higher of the two scores. The highest ranked facilities will receive the highest payments, and the lowest ranked facilities will receive payments that are less than what they otherwise would have received without the SNF-VBP Program.

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

New Patient-Driven Payment Model (PDPM)

This final rule replaces the existing case-mix classification methodology, RUG-IV model, with a revised case-mix methodology called the Patient-Driven Payment Model (PDPM) beginning on October 1, 2019. CMS finalized the PDPM to replace the current Medicare Part A fee for service skilled nursing facility payment model, RUG IV. PDPM is a per diem payment, comprised of the sum of six payment components. Payments taper for physical therapy and occupational therapy beginning on day 21 and then every seven days of the Medicare stay. Payments taper for non-therapy ancillary services beginning on day four of the Medicare stay. There are two required minimum data set (MDS) assessments, the admission assessment and discharge assessment. There is one optional MDS assessment, the interim payment assessment. Under PDPM, physical therapists, occupational therapists and speech-language pathologists can deliver up to 25 percent of a patient’s treatment time using concurrent or group therapy modalities combined.

PDPM is expected to better account for patient characteristics by relating payment to patients' conditions and clinical needs rather than on volume-based services. The PDPM is required to be budget neutral relative to the current RUG-IV model such that aggregate Medicare outlays to skilled nursing facilities are not intended to change. The new model is designed to more accurately reflect resource utilization without incentivizing inappropriate care delivery.

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

“Skilled Mix” refers collectively to Medicare and Insurance payor sources.

“Therapist Efficiency” is computed by dividing billable labor minutes related to patient care by total labor minutes for the period.

Key performance and valuation measures for our businesses are set forth below, followed by a comparison and analysis of our financial results:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Financial Results (in thousands)
Net revenues	$1,217,271	$1,315,452	$3,790,703	$4,045,860
EBITDA	75,612	(429,605)	251,533	(240,975)
Adjusted EBITDAR	145,886	147,788	459,829	488,829
Adjusted EBITDA	113,520	109,118	362,281	375,825
Net loss attributable to Genesis Healthcare, Inc.	(58,128)	(373,824)	(166,278)	(489,741)

INPATIENT SEGMENT:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Occupancy Statistics - Inpatient
Available licensed beds in service at end of period	51,634	55,005	51,634	55,005
Available operating beds in service at end of period	49,553	52,907	49,553	52,907
Available patient days based on licensed beds	4,750,328	5,058,848	14,096,082	15,018,709
Available patient days based on operating beds	4,555,745	4,872,838	13,522,878	14,479,602
Actual patient days	3,838,454	4,123,001	11,424,759	12,323,181
Occupancy percentage - licensed beds	80.8%	81.5%	81.0%	82.1%
Occupancy percentage - operating beds	84.3%	84.6%	84.5%	85.1%
Skilled mix	17.9%	18.7%	19.1%	19.7%
Average daily census	41,722	44,815	41,849	45,140
Revenue per patient day (skilled nursing facilities)
Medicare Part A	$522	$524	$525	$527
Insurance	456	457	458	456
Private and other	337	328	336	325
Medicaid	223	219	223	218
Medicaid (net of provider taxes)	204	199	204	199
Weighted average (net of provider taxes)	$270	$269	$274	$272
Patient days by payor (skilled nursing facilities)
Medicare	378,968	439,240	1,203,234	1,398,286
Insurance	273,200	293,315	854,666	917,343
Total skilled mix days	652,168	732,555	2,057,900	2,315,629
Private and other	222,890	257,835	670,908	779,228
Medicaid	2,758,817	2,924,845	8,098,284	8,616,866
Total Days	3,633,875	3,915,235	10,827,092	11,711,723
Patient days as a percentage of total patient days (skilled nursing facilities)
Medicare	10.4%	11.2%	11.1%	11.9%
Insurance	7.5%	7.5%	8.0%	7.8%
Skilled mix	17.9%	18.7%	19.1%	19.7%
Private and other	6.1%	6.6%	6.2%	6.7%
Medicaid	76.0%	74.7%	74.7%	73.6%
Total	100.0%	100.0%	100.0%	100.0%
Facilities at end of period
Skilled nursing facilities
Leased	337	362	337	362
Owned	44	44	44	44
Joint Venture	5	5	5	5
Managed *	33	35	33	35
Total skilled nursing facilities	419	446	419	446
Total licensed beds	51,543	54,935	51,543	54,935
Assisted/Senior living facilities:
Leased	19	19	19	19
Owned	4	4	4	4
Joint Venture	1	1	1	1
Managed	2	2	2	2
Total assisted/senior living facilities	26	26	26	26
Total licensed beds	2,209	2,208	2,209	2,208
Total facilities	445	472	445	472

Total Jointly Owned and Managed— (Unconsolidated)	15	15	15	15

REHABILITATION THERAPY SEGMENT**:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue mix %:
Company-operated	37%	37%	37%	37%
Non-affiliated	63%	63%	63%	63%
Sites of service (at end of period)	1,327	1,525	1,327	1,525
Revenue per site	$152,273	$152,956	$476,010	$460,360
Therapist efficiency %	68%	66%	68%	68%

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

•

Customer receivership and other related charges. We excluded the non-cash costs of a $35.9 million charge recorded in the nine months ended September 30, 2017 related to customer receivership proceedings and the related respective write-down of unpaid accounts receivable.  We believe these charges were caused by the challenging operating environment, particularly for highly levered customers of our rehabilitation therapy business.  Accordingly, we believe these costs do not accurately reflect the underlying performance of our operating businesses.

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

(1)

Regulatory defense and related costs – We exclude the costs of investigating and defending the inherited legal matters associated with prior transactions.  We believe these costs are non-recurring in nature as they will no longer be recognized following the final settlement of these matters. Also, we do not believe the excluded costs reflect the underlying performance of our operating businesses.

(2)

Other non-recurring costs - In the three and nine months ended September 30, 2018, we excluded $8.5 million of costs attributable to the write down of receivables in our non-core physician services business and the impairment of unrealized incentives associated with a government program rewarding the meaningful use of technology in delivery of healthcare.  This incentive was estimated to be earned and recognized between 2015 and 2016 within our physician services line of business.  In the three and nine months ended September 30, 2017, we excluded $3.5 million of costs primarily incurred in connection with the removal of a non-cash actuarially developed discount related to the settlement of workers’ compensation claims for policy years 2012 and prior. We do not believe the excluded costs reflect the underlying performance of our operating businesses.

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

The following table provides a reconciliation of the non-GAAP performance measurement EBITDA and Adjusted EBITDA from net loss attributable to Genesis Healthcare, Inc., the most directly comparable financial measure presented in accordance with GAAP (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net loss attributable to Genesis Healthcare, Inc.	$(58,128)	$(373,824)	$(166,278)	$(489,741)
Adjustments to compute EBITDA:
Loss from discontinued operations, net of taxes	—	2	—	70
Net loss attributable to noncontrolling interests	(33,773)	(241,200)	(97,153)	(314,446)
Depreciation and amortization expense	53,038	59,390	168,036	183,986
Interest expense	115,695	124,431	348,687	373,473
Income tax (benefit) expense	(1,220)	1,596	(1,759)	5,683
EBITDA	$75,612	$(429,605)	251,533	(240,975)
Adjustments to compute Adjusted EBITDA:
Loss on early extinguishment of debt	—	—	9,785	2,301
Other (income) loss	(20,207)	2,379	(42,360)	15,602
Transaction costs	11,361	1,056	26,567	7,862
Customer receivership and other related charges	—	297	—	35,864
Long-lived asset impairments	32,390	163,364	88,008	163,364
Goodwill and identifiable intangible asset impairments	929	360,046	2,061	360,046
Severance and restructuring	1,023	256	7,357	4,950
Losses of newly acquired, constructed, or divested businesses	1,385	5,320	3,560	15,589
Stock-based compensation	2,176	2,440	6,732	7,206
Regulatory defense related costs (1)	463	41	603	492
Other non-recurring costs (2)	8,388	3,524	8,435	3,524
Adjusted EBITDA	$113,520	$109,118	$362,281	$375,825

Additional lease payments not included in GAAP lease expense	$73,614	$85,396	$226,110	$258,724
Total cash lease payments made pursuant to operating leases, capital leases and financing obligations	105,980	124,066	323,658	371,728

The following table provides a reconciliation of the non-GAAP valuation measurement Adjusted EBITDAR from net loss attributable to Genesis Healthcare, Inc., the most directly comparable financial measure presented in accordance with GAAP (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net loss attributable to Genesis Healthcare, Inc.	$(58,128)	$(373,824)	$(166,278)	$(489,741)
Adjustments to compute Adjusted EBITDAR:
Loss from discontinued operations, net of taxes	—	2	—	70
Net loss attributable to noncontrolling interests	(33,773)	(241,200)	(97,153)	(314,446)
Depreciation and amortization expense	53,038	59,390	168,036	183,986
Interest expense	115,695	124,431	348,687	373,473
Income tax (benefit) expense	(1,220)	1,596	(1,759)	5,683
Lease expense	32,366	38,670	97,548	113,004
Loss on early extinguishment of debt	—	—	9,785	2,301
Other (income) loss	(20,207)	2,379	(42,360)	15,602
Transaction costs	11,361	1,056	26,567	7,862
Customer receivership and other related charges	—	297	—	35,864
Long-lived asset impairments	32,390	163,364	88,008	163,364
Goodwill and identifiable intangible asset impairments	929	360,046	2,061	360,046
Severance and restructuring	1,023	256	7,357	4,950
Losses of newly acquired, constructed, or divested businesses	1,385	5,320	3,560	15,589
Stock-based compensation	2,176	2,440	6,732	7,206
Regulatory defense related costs (1)	463	41	603	492
Other non-recurring costs (2)	8,388	3,524	8,435	3,524
Adjusted EBITDAR	$145,886	$147,788	$459,829	$488,829

Results of Operations

Same-store Presentation

We continue to execute on a strategic plan which includes expansion in core markets and operating segments which we believe will enhance the value of our business in the ever-changing landscape of national healthcare.  We are also focused on “right-sizing” our operations to fit that new environment and to divest underperforming and non-strategic assets, many of which were consolidated as part of larger acquisitions in recent years to achieve the net overall growth strategy.

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

In May 2014, the FASB issued ASU No. 2014-09, (Revenue from Contracts with Customers) and all related amendments (ASC 606).  The requirements of ASC 606 were effective for us beginning January 1, 2018 and were applied using the modified retrospective transition method.  Because prior year periods were not restated through this methodology, the new presentation could affect the direct, same-store comparability of revenue and operating expense, however, there is no impact to comparability of

EBITDA for all periods presented.  See Note 4 – “Net Revenues and Accounts Receivable.”  The impact of the adoption of ASC 606 will be noted in these Results of Operations where comparability issues exist.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

A summary of our unaudited results of operations for the three months ended September 30, 2018 as compared with the same period in 2017 follows (in thousands, except percentages):

	Three months ended September 30,
	2018		2017		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$1,029,453	84.6%	$1,103,554	83.8%	$(74,101)	(6.7)%
Assisted/Senior living facilities	23,974	2.0%	24,185	1.8%	(211)	(0.9)%
Administration of third party facilities	2,025	0.2%	2,266	0.2%	(241)	(10.6)%
Elimination of administrative services	(784)	(0.1)%	(370)	—%	(414)	111.9%
Inpatient services, net	1,054,668	86.7%	1,129,635	85.8%	(74,967)	(6.6)%

Rehabilitation therapy services:
Total therapy services	214,421	17.6%	244,471	18.6%	(30,050)	(12.3)%
Elimination intersegment rehabilitation therapy services	(82,257)	(6.8)%	(92,573)	(7.0)%	10,316	(11.1)%
Third party rehabilitation therapy services	132,164	10.8%	151,898	11.6%	(19,734)	(13.0)%

Other services:
Total other services	46,977	3.9%	42,901	3.3%	4,076	9.5%
Elimination intersegment other services	(16,538)	(1.4)%	(8,982)	(0.7)%	(7,556)	84.1%
Third party other services	30,439	2.5%	33,919	2.6%	(3,480)	(10.3)%

Net revenues	$1,217,271	100.0%	$1,315,452	100.0%	$(98,181)	(7.5)%

	Three months ended September 30,
	2018		2017		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
EBITDA:
Inpatient services	$101,865	9.7%	$(403,767)	(35.7)%	$505,632	(125.2)%
Rehabilitation therapy services	26,432	12.3%	15,646	6.4%	10,786	68.9%
Other services	(7,916)	(16.9)%	(310)	(0.7)%	(7,606)	2,453.5%
Corporate and eliminations	(44,769)	—%	(41,174)	—%	(3,595)	8.7%
EBITDA	$75,612	6.2%	$(429,605)	(32.7)%	$505,217	(117.6)%

A summary of our unaudited condensed consolidating statement of operations follows (in thousands):

	Three months ended September 30, 2018
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,055,452	$214,421	$46,914	$63	$(99,579)	$1,217,271
Salaries, wages and benefits	480,345	175,098	25,161	—	—	680,604
Other operating expenses	428,398	12,891	29,353	—	(99,578)	371,064
General and administrative costs	—	—	—	35,482	—	35,482
Lease expense	31,732	—	316	318	—	32,366
Depreciation and amortization expense	46,472	3,147	172	3,247	—	53,038
Interest expense	91,106	14	9	24,566	—	115,695
Investment income	—	—	—	(2,178)	—	(2,178)
Other income	(20,207)	—	—	—	—	(20,207)
Transaction costs	—	—	—	11,361	—	11,361
Long-lived asset impairments	32,390	—	—	—	—	32,390
Goodwill and identifiable intangible asset impairments	929	—	—	—	—	929
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(523)	371	(152)
(Loss) income before income tax benefit	(35,713)	23,271	(8,097)	(72,210)	(372)	(93,121)
Income tax benefit	—	—	—	(1,220)	—	(1,220)
(Loss) income from continuing operations	$(35,713)	$23,271	$(8,097)	$(70,990)	$(372)	$(91,901)

	Three months ended September 30, 2017
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,130,005	$244,471	$42,778	$123	$(101,925)	$1,315,452
Salaries, wages and benefits	507,075	205,232	27,097	—	—	739,404
Other operating expenses	464,894	21,429	15,689	—	(101,926)	400,086
General and administrative costs	—	—	—	41,420	—	41,420
Lease expense	37,895	(14)	302	487	—	38,670
Depreciation and amortization expense	51,666	3,497	167	4,060	—	59,390
Interest expense	103,306	14	9	21,102	—	124,431
Investment income	—	—	—	(1,596)	—	(1,596)
Other loss	2,379	—	—	—	—	2,379
Transaction costs	—	—	—	1,056	—	1,056
Customer receivership and other related charges	—	297	—	—	—	297
Long-lived asset impairment charges	161,483	1,881	—	—	—	163,364
Goodwill and identifiable intangible asset impairments	360,046	—	—	—	—	360,046
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(571)	502	(69)
(Loss) income before income tax expense	(558,739)	12,135	(486)	(65,835)	(501)	(613,426)
Income tax expense	—	—	—	1,596	—	1,596
(Loss) income from continuing operations	$(558,739)	$12,135	$(486)	$(67,431)	$(501)	$(615,022)

Net Revenues

Net revenues for the three months ended September 30, 2018 decreased by $98.2 million, or 7.5%, as compared with the three months ended September 30, 2017.

Inpatient Services – Revenue decreased $75.0 million, or 6.6%, in the three months ended September 30, 2018 as compared with the same period in 2017. On a same-store basis, excluding 30 divested underperforming facilities and the development of two additional facilities on comparability, and the $16.6 million revenue reduction for the adoption of ASC 606, inpatient services revenue increased $3.3 million, or 0.3%.  This same-store increase is due to increased payment rates, partially offset by a decline in the occupancy and skilled mix of legacy Genesis inpatient facilities.  We attribute the decline in occupancy and skilled mix principally to the impact of healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payers and conveners to divert certain skilled nursing referrals to home health or other community based care settings.  While this paradigm persists in 2018, we are seeing the census decline moderate through the nine months ended September 30, 2018.

For an expanded discussion regarding the factors influencing our census decline, see Item 1, “Business – Recent Legislative, Regulatory and other Governmental Actions Affecting Revenue” in our Annual Report on Form 10-K filed with the SEC, as well as “Key Performance and Valuation Measures” in this MD&A for quantification of the census trends and revenue per patient day.

Rehabilitation Therapy Services – Revenue decreased $19.7 million, or 13.0% comparing the three months ended September 30, 2018 with the same period in 2017.  Of that decrease, $25.2 million is due to lost contract business, offset by $11.1 million attributed to new contracts.  The adoption of ASC 606 resulted in a reduction of revenue of $3.0 million.  The remaining decrease of $2.6 million is principally due to reduced volume of services provided to existing customers, and partially offset with higher rates to existing contract customers and increased Medicare Part B rates.

Other Services – Revenue decreased $3.5 million, or 10.3% in the three months ended September 30, 2018 as compared with the same period in 2017. Our other services revenue is comprised mainly of our physician services and staffing services businesses.   Revenue in our physician services business was relatively flat period over period, however, our staffing services business saw some contraction in certain areas of its operations.  The reduced staffing volumes in those regional areas are not expected to persist.

EBITDA

EBITDA for the three months ended September 30, 2018 increased by $505.2 million, or 117.6%, as compared with the three months ended September 30, 2017.  Excluding the impact of (gain) loss on extinguishment of debt, other (income) loss, transaction costs, customer receivership and other related charges, long-lived asset impairments and goodwill and identifiable intangible asset impairments, EBITDA increased $2.5 million, or 2.6% when compared with the same period in 2017.  The adoption of ASC 606 did not affect comparability of EBITDA or EBITDA as adjusted among the periods presented. The contributing factors for this net increase are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDA increased by $505.6 million, or 125.2% for the three months ended September 30, 2018 as compared with the same period in 2017.  Excluding the impact of other (income) loss, long-lived asset impairments and goodwill and identifiable intangible asset impairments, EBITDA as adjusted decreased $5.2 million, or 4.3% when compared with the same period in 2017.  On a same store basis, the inpatient EBITDA as adjusted decreased $3.4 million.  Of that same-store decline, our self-insurance programs resulted in an increase of $0.7 million EBITDA as adjusted in the three months ended September 30, 2018 as compared with the same period in 2017.  While our self-insurance programs are performing as anticipated with reduced volumes related to the implementation of our portfolio optimization strategies and within normal claims reporting patterns of our same-store operations, we are also seeing reduced pressures particularly in our general and professional liability claims experience.  We believe this is due to the combination of tort reforms in key states that have had historically high rates of claims volume and severity as well as a recognition by the plaintiffs’ firms that this industry cannot sustain the level of claims historically brought by them.  Same-store staffing costs, net of nursing agency and other purchased services, increased $8.2 million.  Nursing wage inflation increased 1.3% in the three months ended September 30, 2018 as compared with the same period in 2017.  On a same-store basis, lease expense for the three months ended September 30, 2018 as compared with the same period in 2017 decreased $6.0 million.  This reduction is principally due to the benefit of one-quarter of the Sabra rent reduction, offset by the non-cash straight-line adjustments to those operating leases.  See “Restructuring Transactions – Sabra Master Leases” in this MD&A.  The remaining $1.9 million decrease in EBITDA, as adjusted, of the segment is attributed to the continued pressures on skilled mix and overall occupancy of our inpatient facilities described above under “Net Revenues,” and accelerating nursing wage inflation previously discussed.

Rehabilitation Therapy Services – EBITDA increased by $10.8 million, or 68.9%, for the three months ended September 30, 2018 as compared with the same period in 2017.  Excluding the impact of other loss and customer receivership and other related charges and long-lived asset impairments, EBITDA as adjusted increased $8.6 million, or 48.3% when compared with the same period in 2017.  New therapy contracts and net pricing increases exceeded lost contracts by $0.5 million.  Startup losses of our operations in China for the three months ended September 30, 2018 decreased $1.8 million as compared with the same period in 2017.  The remaining increase of EBITDA as adjusted of $6.3 million is principally attributed to overhead cost reductions, favorable average costs of labor and rate increases, and therapist efficiency which improved to 67.5% in the three months ended September 30, 2018 compared with 66.3% in the comparable period in the prior year, partially offset by higher average costs of labor.

Currently, we operate through affiliates in China a total of 12 locations comprised of the three rehabilitation clinics in Guangzhou, Shanghai and Hong Kong, a rehabilitation facility, and inpatient and outpatient rehabilitation services in five hospital joint ventures and three nursing homes.  Startup and development costs of these Chinese ventures are expected to exceed revenues for the remainder of fiscal 2018.

Other Services — EBITDA decreased $7.6 million, or 2453.5%, for the three months ended September 30, 2018 as compared with the same period in 2017. This decrease was principally driven by charges taken in the three months ended September 30, 2018 to write down the realizable fair value of accounts receivables in our physician services business.  Of these charges, $4.8 million pertains to information technology incentives recognized in 2015 and 2016, but recently deemed uncollectible, and $3.7 million for reserves on challenging accounts likely uncollectible upon transitioning our third party billing vendor.  Absent these charges, the other services EBITDA was relatively flat for the three months ended September 30, 2018 as compared with the same period in 2017.

Corporate and Eliminations — EBITDA decreased $3.6 million, or 8.7%, for the three months ended September 30, 2018 as compared with the same period in 2017.  EBITDA of our corporate function includes other income, charges, gains or losses associated with transactions that, in our chief operating decision maker’s view, are outside of the scope of our reportable segments.  These other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $10.3 million of the net decrease in EBITDA.  Corporate overhead costs decreased $5.9 million, or 14.3%, in the three months ended September 30, 2018 as compared with the same period in 2017. This decrease is principally due to the focus on cost containment to address market pressures on our business. The remaining increase in EBITDA of $0.8 million is primarily the result of an increase in investment earnings from our unconsolidated affiliates accounted for on the equity method and other investments.

Other (income) loss — Consistent with our strategy to divest assets in non-strategic markets, we incur losses and generate gains resulting from the sale, transition or closure of underperforming operations and assets.  Other (income) loss for the three months ended September 30, 2018 principally represents non-cash gains on leases exited or modified in the period.  Other loss recognized for the three months ended September 30, 2017 was a net $2.4 million, attributable primarily to non-cash exit costs of leases exited in that period.

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the three months ended September 30, 2018 and 2017 were $11.4 million and $1.1 million, respectively.

Long-lived asset impairments — In the three months ended September 30, 2018 we recognized impairments of property and equipment of $32.4 million.  For more information about the conditions of the business which contributed to these impairments, see “Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue” and “Financial Condition and Liquidity Considerations” in this MD&A, as well as Note 14 – “Asset Impairment Charges - Long-Lived Assets with a Definite Useful Life.”

Goodwill and identifiable intangible asset impairments — In the three months ended September 30, 2018 we recognized impairments of identifiable intangible favorable lease assets of $0.9 million.  For more information about the conditions of the business which contributed to these impairments, see “Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue” and “Financial Condition and Liquidity Considerations” in this MD&A, as well as Note 14 – “Asset Impairment Charges - Identifiable Intangible Assets with a Definite Useful Life.”

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDA and (loss) income from continuing operations of all reportable segments, other services, corporate and eliminations in our consolidating statement of operations for the three months ended September 30, 2018 as compared with the same period in 2017.

Depreciation and amortization — Each of our reportable segments, other services and corporate overhead have depreciating property, plant and equipment, including depreciation on leased properties accounted for as capital leases or as a financing obligation. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  Depreciation and amortization expense decreased $6.4 million in the three months ended

September 30, 2018 as compared with the same period in 2017.  On a same-store basis, depreciation and amortization decreased $10.9 million in the three months ended September 30, 2018 as compared with the same period in 2017.  The three months ended September 30, 2017 included $2.2 million of amortization expense related to intangible management contracts of third party operations in Texas.  Those contracts became impaired during third quarter 2017 when the Texas MPAP program failed to be renewed, resulting in $0 amortization expense in the three months ended September 30, 2018.  The remaining decrease of $8.7 million is principally due to  the classification of assets held for sale, which did not depreciate in the current period, the impact of reduced carrying values of recently impaired assets, and partially offset by the impact of recent lease amendments in the inpatient services segment.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our debt instruments, as well as the expense associated with leases accounted for as capital leases or financing obligations.  Interest expense decreased $8.7 million in the three months ended September 30, 2018 as compared with the same period 2017.  On a same store basis, interest expense is down $4.8 million in the three months ended September 30, 2018 as compared with the same period in 2017.  That decrease is principally attributed to the net impact of the Restructuring Transactions, which lowered the debt service payments required under the Welltower Master Lease Amendment, which is accounted for as a financing obligation, and resulted in a lower effective interest rate.  That reduction in financing lease interest is partially offset by the increased cost of our revolving credit facilities.  See “Restructuring Transactions” in this MD&A.

Income tax expense — For the three months ended September 30, 2018, we recorded an income tax benefit of $1.2 million from continuing operations representing an effective tax rate of 1.3% compared to an income tax expense of $1.6 million from continuing operations, representing an effective tax rate of (0.3)% for the same period in 2017.  There is a full valuation allowance against our deferred tax assets, excluding our deferred tax asset on our Bermuda captive insurance company’s discounted unpaid loss reserve.  Previously, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets.  As of September 30, 2018, we have determined that the valuation allowance is still necessary.

Net Loss Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between loss from continuing operations and net loss attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the three months ended September 30, 2018 as compared with the same period in 2017.

Net loss attributable to noncontrolling interests — On February 2, 2015, FC-GEN combined with Skilled Healthcare Group, Inc. and the combined results were consolidated with approximately 42.0% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity.  The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares.  Since the combination, there have been conversions of 4.7 million Class C common stock, leaving a remaining direct noncontrolling economic interest of 36.8%.  For the three months ended September 30, 2018 and 2017, a loss of $34.3 million and $241.8 million, respectively, has been attributed to the Class C common stock.

In addition to the noncontrolling interests attributable to the Class C common stock holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the three months ended September 30, 2018 and 2017, income of $0.5 million and $0.6 million, respectively, has been attributed to these unaffiliated third parties.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

A summary of our unaudited results of operations for the nine months ended September 30, 2018 as compared with the same period in 2017 follows (in thousands, except percentages):

	Nine months ended September 30,
	2018		2017		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$3,190,065	84.0%	$3,404,181	84.0%	$(214,116)	(6.3)%
Assisted/Senior living facilities	71,220	1.9%	72,262	1.8%	(1,042)	(1.4)%
Administration of third party facilities	6,577	0.2%	6,841	0.2%	(264)	(3.9)%
Elimination of administrative services	(2,254)	—%	(1,139)	—%	(1,115)	97.9%
Inpatient services, net	3,265,608	86.1%	3,482,145	86.0%	(216,537)	(6.2)%

Rehabilitation therapy services:
Total therapy services	685,672	18.1%	743,605	18.4%	(57,933)	(7.8)%
Elimination intersegment rehabilitation therapy services	(263,890)	(7.0)%	(287,599)	(7.1)%	23,709	(8.2)%
Third party rehabilitation therapy services	421,782	11.1%	456,006	11.3%	(34,224)	(7.5)%

Other services:
Total other services	146,830	3.9%	133,168	3.3%	13,662	10.3%
Elimination intersegment other services	(43,517)	(1.1)%	(25,459)	(0.6)%	(18,058)	70.9%
Third party other services	103,313	2.8%	107,709	2.7%	(4,396)	(4.1)%

Net revenues	$3,790,703	100.0%	$4,045,860	100.0%	$(255,157)	(6.3)%

	Nine months ended September 30,
	2018		2017		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
EBITDA:
Inpatient services	$323,995	9.9%	$(126,921)	(3.6)%	$450,916	(355.3)%
Rehabilitation therapy services	81,090	11.8%	20,126	2.7%	60,964	302.9%
Other services	(6,733)	(4.6)%	5	0.0%	(6,738)	(134,760.0)%
Corporate and eliminations	(146,819)	—%	(134,185)	—%	(12,634)	9.4%
EBITDA	$251,533	6.6%	$(240,975)	(6.0)%	$492,508	(204.4)%

A summary of our unaudited condensed consolidating statement of operations follows (in thousands):

	Nine months ended September 30, 2018
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$3,267,862	$685,672	$146,714	$116	$(309,661)	$3,790,703
Salaries, wages and benefits	1,477,153	562,875	82,100	—	—	2,122,128
Other operating expenses	1,323,423	41,707	70,310	—	(309,661)	1,125,779
General and administrative costs	—	—	—	114,404	—	114,404
Lease expense	95,660	—	959	929	—	97,548
Depreciation and amortization expense	147,552	9,479	509	10,496	—	168,036
Interest expense	277,753	41	27	70,866	—	348,687
Loss on early extinguishment of debt	—	—	—	9,785	—	9,785
Investment income	—	—	—	(4,856)	—	(4,856)
Other (income) loss	(42,438)	—	78	—	—	(42,360)
Transaction costs	—	—	—	26,567	—	26,567
Long-lived asset impairments	88,008	—	—	—	—	88,008
Goodwill and identifiable intangible asset impairments	2,061	—	—	—	—	2,061
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,029)	1,135	106
(Loss) income before income tax benefit	(101,310)	71,570	(7,269)	(227,046)	(1,135)	(265,190)
Income tax benefit	—	—	—	(1,759)	—	(1,759)
(Loss) income from continuing operations	$(101,310)	$71,570	$(7,269)	$(225,287)	$(1,135)	$(263,431)

	Nine months ended September 30, 2017
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$3,483,284	$743,605	$132,718	$450	$(314,197)	$4,045,860
Salaries, wages and benefits	1,597,007	619,928	86,365	—	—	2,303,300
Other operating expenses	1,365,896	65,074	45,451	—	(314,198)	1,162,223
General and administrative costs	—	—	—	127,657	—	127,657
Lease expense	110,661	—	897	1,446	—	113,004
Depreciation and amortization expense	159,483	11,110	506	12,887	—	183,986
Interest expense	309,948	42	28	63,455	—	373,473
Loss on early extinguishment of debt	—	—	—	2,301	—	2,301
Investment income	—	—	—	(4,097)	—	(4,097)
Other loss (income)	15,112	732	—	(242)	—	15,602
Transaction costs	—	—	—	7,862	—	7,862
Customer receivership and other related charges	—	35,864	—	—	—	35,864
Long-lived asset impairments	161,483	1,881	—	—	—	163,364
Goodwill and identifiable intangible asset impairments	360,046	—	—	—	—	360,046
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,702)	1,411	(291)
(Loss) income before income tax expense	(596,352)	8,974	(529)	(209,117)	(1,410)	(798,434)
Income tax expense	—	—	—	5,683	—	5,683
(Loss) income from continuing operations	$(596,352)	$8,974	$(529)	$(214,800)	$(1,410)	$(804,117)

Net Revenues

Net revenues for the nine months ended September 30, 2018 decreased by $255.2 million, or 6.3%, as compared with the nine months ended September 30, 2017.

Inpatient Services – Revenue decreased $216.5 million, or 6.2%, in the nine months ended September 30, 2018 as compared with the same period in 2017. On a same-store basis, excluding 49 divested underperforming facilities and the development of two additional facilities on comparability, and the $57.8 million revenue reduction for the adoption of ASC 606, inpatient services revenue declined $21.2 million, or 0.7%.  This same-store decrease is principally due to a decline in the occupancy and skilled mix of legacy Genesis inpatient facilities, partially offset by increased payment rates.  We attribute the decline in occupancy and skilled mix principally to the impact of healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payers and conveners to divert certain skilled nursing referrals to home health or other community based care settings.  While this paradigm persists in 2018, we are seeing the census decline moderate through the nine months ended September 30, 2018.

For an expanded discussion regarding the factors influencing our census decline, see Item 1, “Business – Recent Legislative, Regulatory and other Governmental Actions Affecting Revenue” in our Annual Report on Form 10-K filed with the SEC, as well as “Key Performance and Valuation Measures” in this MD&A for quantification of the census trends and revenue per patient day.

Rehabilitation Therapy Services – Revenue decreased $34.2 million, or 7.5% comparing the nine months ended September 30, 2018 with the same period in 2017.  Of that decrease, $74.1 million is due to lost contract business, offset by $50.7 million attributed to new contracts.  The adoption of ASC 606 resulted in a reduction of revenue of $9.2 million.  The remaining decrease of $1.6 million is principally due to reduced volume of services provided to existing customers, and partially offset with higher rates to existing contract customers and increased Medicare Part B rates.

Other Services – Revenue decreased $4.4 million, or 4.1% in the nine months ended September 30, 2018 as compared with the same period in 2017. Our other services revenue is comprised mainly of our physician services and staffing services businesses.  Some regional contraction in our staffing services accounted for $6.6 million of that decrease, partially offset by increased service volumes in our physician service business.  The reduced staffing volumes in those regional areas are not expected to persist.

EBITDA

EBITDA for the nine months ended September 30, 2018 increased by $492.5 million, or 204.4%, as compared with the nine months ended September 30, 2017.  Excluding the impact of (gain) loss on early extinguishment of debt, other (income) loss, transaction costs, customer receivership and other related charges, long-lived asset impairments and goodwill and identifiable intangible asset impairments, EBITDA decreased $8.5 million, or 2.5% when compared with the same period in 2017.  The adoption of ASC 606 did not affect comparability of EBITDA or EBITDA as adjusted among the periods presented. The contributing factors for this net decrease are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDA increased by $450.9 million, or 355.3% for the nine months ended September 30, 2018 as compared with the same period in 2017.  Excluding the impact of other loss, long-lived asset impairments and goodwill and identifiable intangible asset impairments, EBITDA as adjusted decreased $38.1 million, or 9.3% when compared with the same period in 2017.  On a same store basis, the inpatient EBITDA as adjusted decreased $32.0 million.  Of that same-store decline, our self-insurance programs resulted in an increase of $22.5 million EBITDA as adjusted in the nine months ended September 30, 2018 as compared with the same period in 2017.  While our self-insurance programs are performing as anticipated with reduced volumes related to the implementation of our portfolio optimization strategies and within normal claims reporting patterns of our same-store operations, we are also seeing reduced pressures particularly in our general and professional liability claims experience.  We believe this is due to the combination of tort reforms in key states that have had historically high rates of claims volume and severity as well as a recognition by the plaintiffs’ firms that this industry cannot sustain the level of claims historically brought by them.  Reductions in salaries, wages and benefits, beyond those related to self-insured workers compensation and health benefits, are principally attributed to the transition from in-house to fully outsourced dietary support functions in the second fiscal quarter of 2017. That transition resulted in a shift of a commensurate amount of cost to purchased services expense in other operating expenses.  Same-store staffing costs, net of nursing agency and other purchased services, increased $29.9 million.  Nursing wage inflation increased 2.8% in the nine months ended September 30, 2018 as compared with the same period in 2017.  On a same-store basis, lease expense for the nine months ended September 30, 2018 as compared with the same period in 2017 decreased $11.1 million.  This reduction is principally due to the benefit of three quarters of the Sabra rent reduction, offset by the non-cash straight-line adjustments to those operating leases.  See “Restructuring Transactions – Sabra Master Leases” in this MD&A.  The remaining $35.7 million decrease in EBITDA, as adjusted, of the segment is attributed to the continued pressures on skilled mix and overall occupancy of our inpatient facilities described above under “Net Revenues.”  Nursing wage inflation was relatively flat comparing the nine months ended September 30, 2018 as compared with the same period in 2017.

Rehabilitation Therapy Services – EBITDA increased by $61.0 million, or 302.9%, for the nine months ended September 30, 2018 as compared with the same period in 2017.  Excluding the impact of customer receivership and other related charges, EBITDA as adjusted increased $22.5 million, or 38.4% when compared with the same period in 2017.  Lost therapy contract revenue exceeded new therapy contracts and service fees by $1.9 million.  Startup losses of our operations in China for the nine months ended September 30, 2018 decreased $5.0 million as compared with the same period in 2017.  The remaining increase of EBITDA as adjusted of $19.4 million is principally attributed to overhead cost reductions, rate increases, and therapist efficiency which improved to 67.8% in the nine months ended September 30, 2018 compared with 67.5% in the comparable period in the prior year, partially offset by contraction of services to existing customers referenced above in “Net Revenues” and higher average costs of labor.

Currently, we operate through affiliates in China a total of 12 locations comprised of the three rehabilitation clinics in Guangzhou, Shanghai and Hong Kong, a rehabilitation facility, and inpatient and outpatient rehabilitation services in five hospital joint ventures and three nursing homes.  Startup and development costs of these Chinese ventures are expected to exceed revenues for the remainder of fiscal 2018.

Other Services — EBITDA decreased $6.7 million for the nine months ended September 30, 2018 as compared with the same period in 2017. This decrease was principally driven by charges taken in the nine months ended September 30, 2018 to write down the realizable fair value of accounts receivables in our physician services business.  Of these charges, $4.8 million pertains to information technology incentives recognized in 2015 and 2016, but recently deemed uncollectible, and $3.7 million for reserves on challenging accounts likely uncollectible upon transitioning our third party billing vendor.  Absent these charges, the other services EBITDA increased $1.8 million for the nine months ended September 30, 2018 as compared with the same period in 2017, principally related to increased productivity in our physician services business.

Corporate and Eliminations — EBITDA decreased $12.6 million, or 9.4%, for the nine months ended September 30, 2018 as compared with the same period in 2017.  EBITDA of our corporate function includes other income, charges, gains or losses associated with transactions that in our chief operating decision maker’s view are outside of the scope of our reportable segments.  These other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $26.6 million of the net decrease in EBITDA.  Corporate overhead costs decreased $13.3 million, or 10.4%, in the nine months ended September 30, 2018 as compared with the same period in 2017. This decrease is principally due to the focus on cost containment to address market pressures on our business. The remaining increase in EBITDA of $0.5 million is primarily the result of a reduction in investment earnings from our unconsolidated affiliates accounted for on the equity method and other investments.

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

Other (income) loss — Consistent with our strategy to divest assets in non-strategic markets, we incur losses and generate gains resulting from the sale, transition or closure of underperforming operations and assets.  Other income, net, of $42.4 million for the nine months ended September 30, 2018 principally represents non-cash gains on leases exited or modified in the period.  Other loss recognized for the nine months ended September 30, 2017 of $15.6 million, is principally attributable to the non-cash exit costs of leases exited in that period.

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the nine months ended September 30, 2018 and 2017 were $26.6 million and $7.9 million, respectively.

Long-lived asset impairments — In the nine months ended September 30, 2018 we recognized impairments of property and equipment of $88.0 million.  For more information about the conditions of the business which contributed to these impairments, see “Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue” and “Financial Condition and Liquidity Considerations” in this MD&A, as well as Note 14 – “Asset Impairment Charges - Long-Lived Assets with a Definite Useful Life.”

Goodwill and identifiable intangible asset impairments — In the nine months ended September 30, 2018 we recognized impairments of identifiable intangible favorable lease assets of $2.1 million.  For more information about the conditions of the business which contributed to these impairments, see “Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue” and “Financial Condition and Liquidity Considerations” in this MD&A, as well as Note 14 – “Asset Impairment Charges - Identifiable Intangible Assets with a Definite Useful Life.”

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDA and (loss) income from continuing operations of all reportable segments, other services, corporate and eliminations in our consolidating statement of operations for the nine months ended September 30, 2018 as compared with the same period in 2017.

Depreciation and amortization — Each of our reportable segments, other services and corporate overhead have depreciating property, plant and equipment, including depreciation on leased properties accounted for as capital leases or as a financing obligation. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  Depreciation and amortization expense decreased $16.0 million in the nine months ended September 30, 2018 as compared with the same period in 2017.  On a same-store basis, depreciation and amortization decreased $24.9 million in the nine months ended September 30, 2018 as compared with the same period in 2017.  The nine months ended September 30, 2017 included $6.6 million of amortization expense related to intangible management contracts of third party operations in Texas.  Those contracts became impaired during third quarter 2017 when the Texas MPAP program failed to be renewed, resulting in $0 amortization expense in the nine months ended September 30, 2018.  Depreciation and amortization expense in the nine months ended September 30, 2018 decreased by $11.7 million for the combined impact of impairments of property and equipment and reassessed useful lives of certain long-lived assets.  The remaining decrease of $6.6 million is principally due to the classification of assets held for sale, which did not depreciate in the current period.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our debt instruments, as well as the expense associated with leases accounted for as capital leases or financing obligations.  Interest expense decreased $24.8 million in the nine months ended September 30, 2018 as compared with the same period 2017.  On a same store basis, interest expense is down $20.5 million in the nine months ended September 30, 2018 as compared with the same period in 2017.  That decrease is principally attributed to the net impact of the Restructuring Transactions, which lowered the debt service payments required under the Welltower Master Lease Amendment, which is accounted for as a financing obligation, and resulted in a lower effective interest rate.  See “Restructuring Transactions” in this MD&A.

Income tax expense — For the nine months ended September 30, 2018, we recorded an income tax benefit of $1.8 million from continuing operations representing an effective tax rate of 0.7% compared to an income tax expense of $5.7 million from continuing operations, representing an effective tax rate of (0.7)% for the same period in 2017.  There is a full valuation allowance against our deferred tax assets, excluding our deferred tax asset on our Bermuda captive insurance company’s discounted unpaid loss reserve.  Previously, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets.  As of September 30, 2018, we have determined that the valuation allowance is still necessary.

Net Loss Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between loss from continuing operations and net loss attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the nine months ended September 30, 2018 as compared with the same period in 2017.

Net loss attributable to noncontrolling interests — On February 2, 2015, FC-GEN combined with Skilled Healthcare Group, Inc. and the combined results were consolidated with approximately 42.0% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity.  The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares.  Since the combination, there have been conversions of 4.7 million Class C common stock, leaving a remaining direct noncontrolling economic interest of 36.8%.  For the nine months ended September 30, 2018 and 2017, a loss of $98.7 million and $316.1 million, respectively, has been attributed to the Class C common stock.

In addition to the noncontrolling interests attributable to the Class C common stock holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the nine months ended September 30, 2018 and 2017, income of $1.5 million and $1.6 million, respectively, has been attributed to these unaffiliated third parties.

Liquidity and Capital Resources

Cash Flow and Liquidity

The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Nine months ended September 30,
	2018	2017
Net cash provided by operating activities	$14,066	$67,358
Net cash (used in) provided by investing activities	(54,877)	53,367
Net cash provided by (used in) financing activities	110,273	(117,575)
Net increase in cash, cash equivalents and restricted cash and equivalents	69,462	3,150
Beginning of period	58,638	63,460
End of period	$128,100	$66,610

Net cash provided by operating activities in the nine months ended September 30, 2018 decreased $53.3 million compared with the same period in 2017.  The nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 reflect an increase of cash used of $90.7 million due to the Restructuring Transactions executed in the first quarter of 2018, as well as the acceleration of payments for self-insurance programs, resulted in significant paydown of trade payables that had accumulated through December 31, 2017.  The nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 are highlighted by an increase in cash provided of $101.2 million for the collection of outstanding accounts receivable.

Net cash used in investing activities in the nine months ended September 30, 2018 was $54.9 million compared to net cash provided by investing activities of $53.4 million in the nine months ended September 30, 2017.  There were no asset sales in the nine months ended September 30, 2018 compared to $79.3 million of asset sales in the same period in 2017.  Routine capital expenditures for the nine months ended September 30, 2018 decreased by $7.1 million as compared with the same period in the prior year.  The remaining incremental use of cash in the nine months ended September 30, 2018 as compared to the same period in the prior year of $36.1 million was due primarily to purchases exceeding sales and maturities of marketable securities.

Net cash provided by financing activities in the nine months ended September 30, 2018 was $110.3 million compared to net cash used in financing activities of $117.6 million in the nine months ended September 30, 2017.  The net increase in cash provided by financing activities of $227.8 million is principally attributed to debt borrowings exceeding debt repayments in the nine months ended September 30, 2018 as compared to the same period in 2017.  In the nine months ended September 30, 2018, we had proceeds from the issuance of debt of $563.7 million, which includes $438.0 million from the ABL Credit Facilities, $73.0 million from the MidCap Real Estate Loans, $40.0 million from the 2018 Term Loan and $10.9 million from the refinancing of a bridge loan with a HUD insured loan.  In the nine months ended September 30, 2017, we used $23.9 million in proceeds from HUD insured financing on three skilled nursing facilities to repay Welltower Real Estate Loans.  Repayment of long-term debt in the nine months ended September 30, 2018 was $462.1 million compared to $109.8 million in the same period of the prior year.  The increase in cash used was due primarily to $363.2 million in the retirement of our prior Revolving Credit Facilities, $69.8 million in the paydown of Welltower Real Estate Loans and $9.9 million in the payoff of a bridge loan with the proceeds from a HUD-insured refinancing.  In the nine months ended September 30, 2017, we used $72.1 million of the proceeds from the sale of 18 skilled nursing facilities located in Kansas, Missouri, Nebraska and Iowa and the aforementioned $23.9 million in HUD proceeds to repay indebtedness.  The remaining increase in cash used to repay long-term debt of $5.4 million relates to an increase in routine debt payments. In the nine months ended September 30, 2018, we had net borrowings under the revolving credit facilities of $27.1 million as compared with $31.7 million of net repayments under the revolving credit facilities in the same period in 2017.  In the nine months ended

September 30, 2018, we paid debt issuance costs of $16.7 million, which includes $13.6 million in fees for the ABL Credit Facilities and $2.9 million in fees for the MidCap Real Estate Loans, compared to $4.4 million in debt issuance costs paid in the same period in 2017.  In the nine months ended September 30, 2017, we received $6.1 million in tenant improvement allowances from landlords. The remaining increase in net cash used in financing activities of $0.1 million is due primarily to debt settlement costs in the nine months ended September 30, 2018.

Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our ABL Credit Facilities.

The objectives of our capital planning strategy are to ensure we maintain adequate liquidity and flexibility. Pursuing and achieving those objectives allows us to support the execution of our operating and strategic plans and weather temporary disruptions in the capital markets and general business environment.  Maintaining adequate liquidity is a function of our results of operations, restricted and unrestricted cash and cash equivalents and our available borrowing capacity.

At September 30, 2018, we had total liquidity of $109.5 million consisting of cash on hand of $68.0 million and available borrowings under our ABL Credit Facilities of $41.5 million. During the nine months ended September 30, 2018, we maintained liquidity sufficient to meet our working capital, capital expenditure and development activities.

Restructuring Transactions

Overview

During the nine months ended September 30, 2018, we entered into a number of agreements, amendments and new financing facilities further described below in an effort to strengthen significantly our capital structure.  In total, the Restructuring Transactions are estimated to reduce our annual cash fixed charges by approximately $62.0 million beginning in 2018 and provided $70.0 million of additional cash and borrowing availability, increasing our liquidity and financial flexibility.

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

The ABL Credit Facilities have a five-year term and proceeds were used to replace and repay in full our existing $525 million Revolving Credit Facilities scheduled to mature on February 2, 2020.  The ABL Credit Facilities include a springing maturity clause that would accelerate its maturity 90 days prior to the maturity of the Term Loan Agreements, Welltower Real Estate Loans or MidCap Real Estate Loans, in the event those agreements are not extended or refinanced.  The revolving credit facility includes a swinging lockbox arrangement whereby we transfer all funds deposited within designated lockboxes to MidCap on a daily basis and then draw from the revolving credit facility as needed.  In accordance with U.S. GAAP, we have presented the entire revolving credit facility borrowings balance of $90.1 million in current installments of long-term debt at September 30, 2018.  Despite this classification, we expect that we will have the ability to borrow and repay on the revolving credit facility through its maturity on March 6, 2023.

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

In connection with the Real Estate Loan Amendments, we agreed to make commercially reasonable efforts to secure commitments by April 1, 2018 to repay no less than $105.0 million of the Welltower Real Estate Loans.  In the event we are unsuccessful securing such commitments or otherwise reducing the outstanding obligation of the Welltower Real Estate Loans, the cash pay component of the interest rate will be increased by approximately $2.0 million annually while the paid in kind component of the interest rate will be decreased by a corresponding amount.  As of September 30, 2018, we secured repayments or commitments totaling approximately $82 million.

MidCap Real Estate Loans

On March 30, 2018, we entered into the MidCap Real Estate Loans which have combined available proceeds of $75.0 million, $73.0 million of which was drawn as of September 30, 2018.  The MidCap Real Estate Loans are secured by 18 skilled nursing facilities and are subject to a five-year term maturing on March 30, 2023.  The maturity of the MidCap Real Estate Loans will accelerate in the event the ABL Credit Facilities are repaid in full and terminated.  The loans, which are interest only in the first year, are subject to an annual interest rate equal to LIBOR (subject to a floor of 1.5%) plus an applicable margin of 5.85%.  Beginning April 1, 2019, mandatory principal payments shall commence with the balance of the loans to be repaid at maturity.  Proceeds from the MidCap Real Estate Loans were used to repay partially the Welltower Real Estate Loans.

Sabra Master Leases

In 2017, we entered into a definitive agreement with Sabra resulting in permanent and unconditional annual cash rent savings of $19 million, which became effective January 1, 2018.  Sabra continues to pursue and we continue to support Sabra’s previously announced sale of our leased assets.  At the closing of such sales, we expect to enter into lease agreements with new landlords for a majority of the assets currently leased with Sabra.  For the nine months ended September 30, 2018, we have terminated the Sabra lease agreement of 20 skilled nursing facilities and one assisted/senior living facility but continue to operate these facilities under new lease arrangements with different landlords.  For the nine months ended September 30, 2018, we have terminated the Sabra lease agreement associated with seven divested skilled nursing facilities.

Other Financing Activities

HUD Insured Refinancings

During the nine months ended September 30, 2018, we completed one mortgage refinancing through HUD totaling $10.9 million and retired fully a real estate loan of $9.9 million.

Divestiture of Non-Strategic Facilities

Consistent with our strategy to divest assets in non-strategic markets, we have exited the inpatient operations of 52 skilled nursing facilities, one assisted living facility and one behavioral outpatient clinic in 12 states through November 1, 2018, including:

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
•

The sale and lease termination of three skilled nursing facilities located in Indiana and Maryland on August 1, 2018 that were subject to a master lease agreement with Welltower.  A gain was recognized totaling $29.8 million.

•

The sale and lease termination of one skilled nursing facility located in Pennsylvania on August 1, 2018 that was subject to a master lease agreement with Second Spring.  A loss was recognized totaling $0.8 million.

•	The sale and lease termination of one skilled nursing facility located in Texas on August 1, 2018. A loss was recognized totaling $3.8 million.
•	The sale and lease termination of one skilled nursing facility located in Ohio on September 7, 2018. No gain or loss was recognized.
•	The sale of 15 owned skilled nursing facilities and lease termination of one skilled nursing facility located in Texas on October 1, 2018. A loss was recognized totaling $4.8 million.
•	The sale of seven owned skilled nursing facilities located in Texas on November 1, 2018.
•	The sale and lease termination of two skilled nursing facilities in Idaho on November 1, 2018.
•	The sale and lease termination of two skilled nursing facilities in Montana on November 1, 2018.
•	The sale of one owned assisted living facility in Nevada on November 1, 2018.

 Financial Covenants

The ABL Credit Facilities, the Term Loan Agreement and the Welltower Real Estate Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures.  At September 30, 2018, we were in compliance with all of the financial covenants contained in the Credit Facilities.

We have master lease agreements with Welltower, Sabra and Omega (collectively, the Master Lease Agreements).  Our Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity.  At September 30, 2018, we were in compliance with the covenants contained in the Master Lease Agreements.

We have a master lease agreement with Second Spring involving 51 of our facilities.  We did not meet a financial covenant contained in this master lease agreement at September 30, 2018.  We received a waiver for this covenant breach.

We have a master lease agreement with Cindat Best Years Welltower JV LLC involving 28 of our facilities.  We did not meet certain financial covenants contained in this master lease agreement at September 30, 2018.  We received a waiver for this covenant breach.

At September 30, 2018, we did not meet certain financial covenants contained in seven leases related to 45 of our facilities, which are not included in the Restructuring Transactions.  We are and expect to continue to be current in the timely payment of our obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of our other loan or lease agreements.  We will continue to work with the related credit parties to amend such leases and the related financial covenants.  We do not believe the breach of such financial covenants has a material adverse impact on us at September 30, 2018.

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

Management assesses its exposure to loss on accounts receivable at the customer level.  The greatest concentration of risk exists in our rehabilitation services business where we have over 200 distinct customers, many being chain operators with more than one location.  The four largest customers of our rehabilitation services business comprise $56.8 million, approximately 52%, of the net outstanding contract receivables in the rehabilitation services business at September 30, 2018.  One customer, which is a related party of ours, comprises $30.1 million, approximately 28%, of the net outstanding contract receivables in the rehabilitation services business at September 30, 2018.  An adverse event impacting the solvency of these large customers resulting in their insolvency or other economic distress would have a material impact on us.

Financial Condition and Liquidity Considerations

The accompanying consolidated financial statements have been prepared on the basis we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern for 12 months following the date our financial statements were issued (November 9, 2018). Management considered the recent results of operations as well as our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due before November 9, 2019.  Based upon such considerations, management determined that we are able to continue as a going concern for 12 months following the date of issuance of these financial statements (November 9, 2018).

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

Contractual Obligations

The following table sets forth our contractual obligations, including principal and interest, but excluding non-cash amortization of discounts or premiums and debt issuance costs established on these instruments, as of September 30, 2018 (in thousands).

					More than
	Total	1 Yr.	2-3 Yrs.	4-5 Yrs.	5 Yrs.
Asset based lending facilities	$539,998	$117,799	$55,423	$366,776	$—
Term loan agreements	219,467	9,056	210,411	—	—
Real estate loans	405,347	23,890	50,747	330,710	—
HUD insured loans	297,372	9,930	19,860	19,860	247,722
Notes payable	103,313	10,287	76,164	16,862	—
Mortgages and other secured debt (recourse)	13,978	12,836	1,142	—	—
Mortgages and other secured debt (non-recourse)	23,397	2,453	4,932	4,265	11,747
Financing obligations	7,933,920	236,208	486,526	488,149	6,723,038
Capital lease obligations	3,651,967	86,885	173,338	181,024	3,210,720
Operating lease obligations	893,935	118,433	234,506	176,661	364,335
	$14,082,695	$627,777	$1,313,049	$1,584,307	$10,557,562

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

Interest Rate Exposure—Interest Rate Risk Management

Our ABL Credit Facilities and MidCap Real Estate Loans expose us to variability in interest payments due to changes in interest rates.  As of September 30, 2018, there is no derivative financial instrument in place to limit that exposure.

A 1% increase in the applicable interest rate on our variable-rate debt would result in an approximately $5.1 million increase in our annual interest expense.

Our investments in marketable securities as of September 30, 2018 consisted of investment grade government and corporate debt securities and money market funds that have maturities of five years or less. These investments expose us to investment income risk, which is affected by changes in the general level of U.S. and international interest rates and securities markets risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Interest rates are near historic lows, with a risk of interest rates increasing before our current investments mature.  While we have the ability and intent to hold our investments to maturity today, rising interest rates could impact our ability to liquidate our investments for a profit and could adversely affect the cost of replacing those investments at the time of maturity with investment of similar return and risk profile.  Despite the complex nature of exposure to the securities markets, given the low risk profile, we do not believe a 1% increase in interest rates alone would have a material impact on our net investment income returns.

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

GENESIS HEALTHCARE, INC.

Date:	November 9, 2018	By	/S/ GEORGE V. HAGER, JR.
George V. Hager, Jr.
Chief Executive Officer

Date:	November 9, 2018	By	/S/ THOMAS DIVITTORIO
Thomas DiVittorio
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)