Form 10-K
period 2018-12-31
Genesis Healthcare, Inc.
filed 2019-03-18
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Large accelerated filer	◻	Accelerated filer	☑

Non-accelerated filer	◻	Smaller reporting company	☑
Emerging growth company	◻		

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ◻    No  ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of Class A common stock, par value $0.001 per share, held by non-affiliates of the registrant, computed based on the closing sale price of $2.29 per share on June 30, 2018, as reported by The New York Stock Exchange, was approximately $153.4 million. The aggregate number of shares held by non-affiliates is calculated by excluding all shares held by executive officers, directors and holders known to hold 5% or more of the voting power of the registrant’s common stock. As of March 15, 2019, there were 104,416,818 shares of the registrant’s Class A common stock issued and outstanding, 744,396 shares of the registrant’s Class B common stock issued and outstanding, and 56,620,453 shares of the registrants Class C common stock, par value $0.001 per share, issued and outstanding.

Documents Incorporated by Reference:

The information called for by Part III is incorporated by reference to the Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders of the Registrant which will be filed with the U.S. Securities and Exchange Commission not later than April 30, 2019.

Genesis Healthcare, Inc.

Annual Report

Forward-Looking Statements

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," "pursue,” "plans" or "prospect," or the negative or other variations thereof or comparable terminology. These forward-looking statements are necessarily estimates and expectations reflecting the best judgment of our senior management based on our current estimates, expectations, forecasts and projections, and include comments that express our current opinions about trends and factors that may impact future operating results. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any anticipated future results, performance or achievements, expressed or implied by such forward-looking statements. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our business and other matters. These risks and uncertainties include, but are not limited to, those described in Item 1A. “Risk Factors" and elsewhere in this report and those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (SEC).

Any forward-looking statements contained herein are made only as of the date of this report. We expressly disclaim any duty to update the forward-looking statements and other information contained in this report, except as required by law. Investors are cautioned not to place undue reliance on these forward-looking statements.

PART I

Item 1. Business

Genesis Healthcare, Inc. (Genesis) is a holding company with subsidiaries that, on a consolidated basis, comprise one of the nation's largest post-acute care providers.  As used in this report, the terms “we,” “us,” “our,” and the “Company,” and similar terms, refer collectively to Genesis and its consolidated subsidiaries, unless the context requires otherwise.  We offer inpatient services through our network of 425 skilled nursing and assisted/senior living facilities located in 29 states.  We also supply rehabilitation and respiratory therapy to more than 1,400 locations in 46 states and the District of Columbia as of December 31, 2018.  In addition, we provide a full complement of administrative and consultative services to our affiliated operators through our administrative services subsidiary and to third-party operators with whom we contract through our management services subsidiary. There were 21 facilities subject to such management services agreements with unaffiliated or jointly owned skilled nursing facility operators as of December 31, 2018. All of our healthcare operating subsidiaries focus on providing quality care to the people we serve, and our skilled nursing facility subsidiaries, which comprise the largest portion of our consolidated business, have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients.  For additional information regarding our financial condition, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Overview.”

Operations

As of December 31, 2018, we offered inpatient services through our network of 425 skilled nursing and assisted/senior living facilities across 29 states, consisting of 399 skilled nursing facilities and 26 stand-alone assisted/senior living facilities. Of the 425 facilities, 359 are leased, 45 are owned, 15 are managed and 6 are joint ventures. Collectively, these skilled nursing and assisted/senior living facilities have 50,957 licensed beds, approximately 68% of which are concentrated in the states of California, Connecticut, Maryland, Massachusetts, New Hampshire, New Jersey, New Mexico, Pennsylvania, and West Virginia. See Item 2. “Properties” for the full count of facilities by state.  Our skilled nursing and assisted/senior living facilities are generally clustered in large urban or suburban markets. We leased 84% of our facilities as of December 31, 2018.  For the year ended December 31, 2018, we generated approximately 84% of our revenue from our skilled nursing facilities. The remainder of our revenue is primarily generated from our assisted/senior living services, rehabilitation therapy services provided to third-party facilities, and other ancillary services.

Our services focus primarily on the medical and physical issues facing elderly patients and are provided by the employees of our skilled nursing facilities, assisted/senior living communities, integrated and third-party rehabilitation therapy business, and other ancillary services.

As of December 31, 2018, we had three reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities and assisted/senior living facilities and is the largest portion of our business; (2) rehabilitation therapy services, which includes our integrated and third-party rehabilitation and respiratory therapy services; and (3) all other services. For the year ended December 31, 2018, the inpatient services segment generated approximately 86% of our revenue, the rehabilitation therapy services segment generated approximately 11% of our revenue and all other services accounted for the remaining balance of our revenue. For additional information regarding the financial performance of our reportable operating segments, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 –  "Segment Information,"” in the notes to our consolidated financial statements included elsewhere in this report.

Inpatient Services Segment

Skilled Nursing Facilities

As of December 31, 2018, our skilled nursing facilities provided skilled nursing care at 399 regionally clustered facilities, having 47,536 licensed beds, in 29 states.  We have developed programs for, and actively market our services to, high-acuity patients who are typically admitted to our facilities as they recover from strokes, other neurological conditions, cardiovascular and respiratory ailments, joint replacements and other muscular or skeletal disorders.  We also provide 24-hour long-term care services for elderly residents and people with a chronic condition or a prolonged illness. Our staff is devoted to the creation of a comforting environment and focused on helping each person achieve their highest level of independence and vitality.

We use interdisciplinary teams of experienced medical professionals to provide services prescribed by physicians. These teams include registered nurses, licensed practical nurses, certified nursing assistants and other professionals who provide individualized comprehensive nursing care to our short-stay and long-stay patients. Many of our skilled nursing facilities are equipped to provide specialty care, such as on-site dialysis, ventilator care, cardiac and pulmonary management. We also provide standard services to each of our skilled nursing patients, including room and board, special nutritional programs, social services, recreational activities and related healthcare and other services.

Our PowerBack Rehabilitation branded facilities are designed to provide short-stay skilled nursing facilities that deliver a comprehensive rehabilitation regimen in accommodations specifically designed to serve high-acuity patients. We believe that having PowerBack Rehabilitation facilities enables us to more effectively serve higher acuity patients and achieve a higher skilled mix than a traditional hybrid skilled nursing facility, which in turn results in higher reimbursement rates. Skilled mix is the average daily number of Medicare and insurance patients we serve at our skilled nursing facilities divided by the average daily number of total patients we serve at our skilled nursing facilities.  Insurance as a payor source includes both traditional commercial insurance programs as well as managed care plans, including Medicare Advantage plans.  As of December 31, 2018, we operated 10 PowerBack Rehabilitation facilities with 1,075 beds.

As of December 31, 2018, we have 21 facilities subject to management agreements with unaffiliated or jointly owned skilled nursing facility operators. The income associated with the management services provided to the third-party facility operator is included in inpatient services in our segment reporting as services are performed primarily by personnel supporting the inpatient services segment.

Our administrative service company provides a full complement of administrative and consultative services to our affiliated operators to allow them to better focus on the delivery of healthcare services.

Assisted/Senior Living Facilities

We complement our skilled nursing care business by providing assisted/senior living services at 26 stand-alone facilities with 2,209 beds and offer an additional 1,212 assisted/senior living beds within our skilled nursing facilities as of December 31, 2018. Our assisted/senior living facilities provide residential accommodations, activities, meals, security, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support, but not the level of nursing care provided in a skilled nursing facility.

Rehabilitation Therapy Services

As of December 31, 2018, we provided rehabilitation therapy services, including speech-language pathology (SLP), physical therapy (PT), occupational therapy (OT) and respiratory therapy, to more than 1,400 healthcare locations in 46 states and the District of Columbia, including 396 facilities operated by us. We provide rehabilitation therapy services at our skilled nursing facilities and assisted/senior living facilities as part of an integrated service offering in connection with our skilled nursing care.  We believe that an integrated approach to treating high-acuity patients enhances our ability to achieve successful patient outcomes and enables us to identify and treat patients who can benefit from our rehabilitation therapy services. We believe hospitals and physician groups often refer high-acuity patients to our skilled nursing facilities because they recognize the value of an integrated approach to providing skilled nursing care and rehabilitation therapy services.

We believe that we have also established a strong reputation as a premium provider of rehabilitation therapy services to third-party skilled nursing operators in our local markets, with a recognized ability to provide these services to high-acuity patients. Our approach to providing rehabilitation therapy services for third-party operators emphasizes quality treatment and successful clinical outcomes. In addition to our rehabilitation therapy services in the United States, we have a presence in the Chinese and Hong Kong markets with initiatives to develop a rehabilitation therapy care delivery model and other services.  The revenues generated and long-lived assets associated with this expansion are immaterial as of December 31, 2018.

Other Services

As of December 31, 2018, we provided an array of other specialty medical services, including physician services, staffing services, and other healthcare related services.

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

In recent years, these healthcare reform trends, among other factors, have resulted in a decline in the occupancy and skilled mix of our skilled nursing facilities and have reduced the utilization of rehabilitation therapy services.

Reimbursement Trends.  In recent years, continuing efforts of governmental and private third party payors to contain the rate of payment for the provision of healthcare services has impacted providers like us.  Federal Medicare and Medicaid reimbursement rates in many states are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. In recent years, those adjustments have not reflected actual increases in the cost of providing healthcare services.

In addition to rate pressure, in recent years we have continued to see a shift from “traditional” Fee-for-Service (FFS) Medicare patients to Medicare Advantage patients.  Reimbursement rates and average lengths of stay are generally lower for services provided to Medicare Advantage patients than they are for the same services provided to traditional FFS Medicare patients, negatively impacting our profitability.  In addition to the federal Medicare program, a number of states use managed care to coordinate long term care support services and many states are interested in implementing or expanding existing ones.  The emergence of managed Medicaid programs has resulted in lower rates of reimbursement for our services and has introduced new challenges and complexities with respect to billings and collections. We expect further migration towards managed Medicare and Medicaid programs.

Accordingly, in recent years, these reimbursement-related trends, along with other factors, have resulted in lower operating margins in each of our business segments despite our significant efforts to conform both our clinical operations and overall expense structure to these emerging payment trends.

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

Medicaid Managed Care

Medicaid Managed Care is a health care delivery system of Medicaid health benefits and additional services through contracted arrangements between state Medicaid agencies and managed care organizations (MCOs) designed to manage cost, utilization and quality of care.  The delivery of long term care services is provided through capitated payment programs known as Managed Long Term Services and Support (MLTSS).  These MLTSS programs use a strategy for expanding home and community based services, ensuring quality and increasing efficiency.  The number of states with MLTSS programs in 2018 is 22. Genesis has operations in 13 states that have MLTSS programs. States may implement a Medicaid MLTSS program under multiple federal authorities with the approval of CMS.

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

eligible patients.

Medicare reimburses our skilled nursing facilities under PPS for a defined bundle of inpatient covered services. Medicare coverage criteria require that a beneficiary spend at least three qualifying days in an inpatient acute setting before Medicare will cover the skilled nursing service. While beneficiaries are eligible for up to 100 days per episode of illness of skilled nursing care services (defined as requiring daily skilled nursing and/or skilled rehabilitation services), current law imposes a daily co-payment after the 20th day of covered services. Under PPS, facilities are paid a predetermined amount per patient, per day, for certain services based on the anticipated costs of treating patients.  The amount to be paid is determined by classifying each patient into a resource utilization group (RUG) category that is based upon each patient's acuity level.

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

The Middle Class Tax Relief and Job Creation Act of 2012 extended the therapy exceptions process but added a second tier cap mandating manual medical review (MMR) for claims submitted that exceeded $3,700 for PT and SLP services combined and another threshold of $3,700 for OT services.  The Medicare Access & CHIP Reauthorization Act of 2015 (MACRA), which authorized payment reforms for physicians and other professional services, including the three rehabilitative therapies, included provisions not only stabilizing the professional fee schedules, but also extending the therapy cap exceptions process through December 31, 2017.

On February 9, 2018, the Bipartisan Budget Act of 2018 was signed into law, which provides for the repeal of all therapy caps retroactively to January 1, 2018.  The law requires post-pay MMR in certain instances, once claims for SLP and PT reach $3,000 and OT reaches $3,000.

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

On July 31, 2017, CMS issued a final rule for fiscal year 2018 outlining Medicare payment rates for skilled nursing facilities.  The final rule uses a market basket percentage of 1.0% effective October 1, 2017.

On August 8, 2018, CMS issued a final rule for fiscal year 2019 outlining Medicare payment rates for skilled nursing facilities.  A market basket increase of 2.4% was mandated by the Bipartisan Budget Act of 2018 effective October 1, 2018. Reimbursement for fiscal year 2019 is based on the current payment methodology using the Resource Utilization Group, Version IV (RUG-IV) model with one significant change, the addition of the Skilled Nursing Facility Value-Based Purchasing (see below) incentive multiplier.

Skilled Nursing Facility - Quality Measures Reporting Program (SNF QRP):

The Improving Medicare Post-Acute Care Transformation Act of 2014 (IMPACT Act) imposed new data reporting requirements for certain Post-Acute-Care (PAC) providers. The IMPACT Act requires that each skilled nursing facility submit their quality measures data.  Beginning with fiscal year 2018, and each subsequent year, if a skilled nursing facility does not submit required quality data, their payment rates for the year are reduced by 2.0% points for that fiscal year. Application of the 2.0% reduction may result in payment rates for a fiscal year being less than the preceding fiscal year. In addition, reporting-based reductions to the market basket increase factor will not be cumulative; they will only apply for the fiscal year involved. A skilled nursing facility will receive a notification letter from its Medicare administrator contractor if it was non-compliant with the Quality Reporting Program reporting requirements and is subject to the payment reduction.

Current performance measures mandated for the SNF QRP for fiscal year 2019 were established in the final SNF PPS rules adopted on August 4, 2017 (FY 2018 SNF PPS Rules). The final rules summarize these requirements, finalize adoption of a new measure removal factor for previously adopted SNF QRP measures, review the quality measures currently adopted for the fiscal year 2020 SNF QRP and finalize the intention to specify new measures to be adopted no later than October 1, 2019 for the fiscal year 2020 SNF QRP.  The SNF QRP applies to freestanding skilled nursing facilities, skilled nursing facilities affiliated with acute care facilities, and all non-critical access hospital swing-bed rural hospitals. Under the SNF QRP, a skilled nursing facility’s annual market basket percentage is reduced by 2.0% points if the skilled nursing facility does not submit quality measure data in accordance with thresholds set by the IMPACT Act.  Final fiscal year 2019 SNF PPS rules (FY 2019 SNF PPS Rules) specified that skilled nursing facilities that do not meet the SNF QRP requirements for a program year will receive a notice of non-compliance.

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

CMS began to withhold 2.0% of Medicare payments starting October 1, 2018, to fund the incentive payment pool and will redistribute 60% of the withheld payments back to skilled nursing facilities through the SNF-VBP Program.  All skilled nursing facilities will receive an incentive multiplier to apply to each of their RUG rates for the fiscal year that will either provide an incentive payment, a full RUG payment, or a reduction.

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

The FY 2019 SNF PPS Rules reiterate the SNF-VBP program instructions and affirm that effective October 1, 2018, skilled nursing facilities now experience a 2.0% withholding to fund the incentive payment pool. Simultaneously, based upon performance, skilled nursing facilities have an opportunity to have their reimbursement rates adjusted for incentive payments based on their performance under the SNF-VBP Program.  Of the 2.0% withheld under the SNF-VBP Program, we expect to retain 1.3% based on performance.

The FY 2019 SNF PPS Rules also account for social risk factors in the SNF-VBP Program and finalize the numerical values for the skilled nursing facility 30-day all-cause readmission measure for the fiscal year 2021 SNF-VBP Program based on the fiscal year 2017 baseline period.  In addition, the FY 2019 SNF PPS Rules finalize scoring policy for skilled nursing facilities without sufficient baseline period data, finalize SNF-VBP Program scoring adjustment for low-volume skilled nursing facilities and establish an extraordinary circumstances exception policy for the SNF-VBP Program.

Patient-Driven Payment Model (PDPM)

The FY 2019 SNF PPS Rules include a new case-mix classification system called the Patient-Driven Payment Model (PDPM) that will replace the existing case-mix classification system, RUG-IV, effective October 1, 2019.  PDPM is designed to increase focus on patients’ conditions and clinical needs, as opposed to the volume of services provided, thereby improving payment accuracy and encouraging a more patient-driven care model.  Under PDPM, there are only two required minimum data set (MDS) assessments, the admission assessment and discharge assessment, with one optional MDS assessment, the interim payment assessment.

PDPM utilizes a combination of six components to determine the amount of the per diem payment.  Five of the components are case-mix adjusted, meaning they are intended to cover the utilization of skilled nursing facility resources that vary according to patient characteristics. These components are as follows:  PT, OT, SLP, non-therapy ancillary (NTA) services, and nursing. The sixth component is non-case-mix adjusted, meaning it is intended to cover those skilled nursing facility resources that do not vary by patient.  The PT, OT, and NTA components are also subject to a variable adjustment factor that serves to adjust the per diem payment over the course of the patient’s stay. PT and OT services have variable per diem adjustments beginning on the 21st day of the Medicare stay and further adjusted every seven days thereafter.  NTA services have variable per diem adjustments beginning on the 4th day of the Medicare stay.  PDPM utilizes patient specific, data-driven characteristics to classify patients into payment groups within each of the six components, which are used as the basis for the payment amount.

PDPM also revises the limits on group and concurrent therapy.  RUG-IV included a 25% limit per discipline (PT, OT, SLP), for group therapy and did not impose a limit for concurrent therapy.  PDPM includes a 25% limit per discipline (PT, OT, SLP), for both combined group and concurrent therapy.

Decisions Regarding Skilled Nursing Facility Payment

In addition to setting the payment rules for skilled nursing facility services using the SNF-VBP Program, CMS annually adjusts its payment rules for other acute and post-acute service providers including hospitals and home health agencies using a similar SNF-VBP Program. It is important to understand the Medicare program and that its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services.  Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.

Sequestration of Medicare Rates

The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration.  Medicare FFS claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments.  All Medicare rate payments and settlements have incurred this mandatory reduction and it will continue to remain in place through at least 2023, unless Congress takes further action.

Medicare Advantage Plans

Medicare Advantage Plans, sometimes called Medicare Part C or MA Plans, are offered by private companies that are approved by CMS.  Medicare Advantage Plans cover all Medicare services and manage care of patients through a network of doctors, hospitals and other providers. Reimbursement rates for nursing care are negotiated with the plans and are not set by skilled nursing facility PPS rules of payments. CMS has indicated that Medicare Advantage Plans can determine whether any aspects of PDPM, which is effective October 1, 2019, will be incorporated into their reimbursement methodology.

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

Reimbursement for Assisted/Senior Living Facilities

Assisted/senior living facilities generate revenues primarily from private pay sources, including third-party insurance and self-pay, with only a small portion derived from government sources.

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

Skilled Nursing Facilities

Healthcare Reform Initiatives

We believe we are transforming our business and operations for success in a post-healthcare reform environment.  As healthcare reform continues to be implemented, we believe post-acute healthcare providers who provide quality diversified care, have density and strong reputations in local markets, have good relationships with acute care hospitals and payors and operate with scale will have a competitive advantage in an episodic payment environment.  We believe our business strategies should position us to become a valuable partner to acute care hospitals and managed care organizations that are seeking to increase care coordination, reduce lengths of stay and hospital readmissions, more effectively manage healthcare costs and develop new care delivery and payment models.

As the industry and its regulators engage in this new environment, we are positioning ourselves to adapt to changes that are ultimately made to the delivery system.

•

Medicare Shared Savings Program (MSSP): Effective January 1, 2016, we entered our physician services subsidiary into MSSP as an ACO.  Successful participation requires us to carefully document delivery, meet specific performance criteria and meet specific savings targets. While savings were generated for the 2016 performance year, they were not enough to meet the minimum savings target, and therefore, we did not share in any of the savings.  In 2017, savings were not generated. The program continued into 2018 and 2019 and is expected to continue into the foreseeable future. The program is designed so that when savings targets are met participating providers will receive a share of the savings.

•

CMS Bundling Demonstrations: We had been successful in managing multiple sites participating in the CMS Bundled Payment for Care Improvement (BPCI) demonstration. Based on the BPCI quarterly reconciliations, accumulated historical data and current data, our performance was within expectations. The demonstration term for the current bundling models expired on September 30, 2018.  In late January 2018, CMS revised its program design by proposing a new model called BPCI Advanced.  This new BPCI Advanced model, which commenced on October 1, 2018, precludes post-acute providers from participating in a manner similar to the original demonstration program. Accordingly, we are evaluating whether this new program offers opportunities for participation.

Competitive Strengths

We believe that the following competitive strengths support our business strategy:

Quality Patient Care, Differentiated Clinical Capabilities and Clinical Specialization: To ensure clinical oversight and continuity of patient care, we employ physicians, physician assistants and nurse practitioners that are primarily involved in providing medical direction and/or direct patient care. This medical staff structure allows for significant involvement of physicians at all levels of the organization, thus ensuring an emphasis on quality care is maintained.  In an effort to further enhance the quality of care we provide to our patients, we have made significant investments to expand rehabilitation gym capacity and develop clinical specialty units. The development of clinical specialty units in our facility portfolio has allowed us to better meet the needs of our patients.  These specialty units, along with our advanced capabilities in post-acute cardiac and pulmonary management, differentiate us in local areas, as competitors often do not offer these programs.  Our focus on quality patient care, differentiated clinical capabilities and clinical specialization allows us to care for higher acuity patients who are typically reimbursed by Medicare or managed care payors.

Strong Geographic Density in Regional Markets:  We have developed geographic density in markets with 68% of our total licensed skilled nursing beds located in nine states: California, Connecticut, Maryland, Massachusetts, New Hampshire, New Jersey, New Mexico, Pennsylvania and West Virginia.  Within these and other states, we seek to cluster our facilities to create a dense, localized footprint.   By clustering our facilities, we are able to provide a larger and more diverse number of clinical services within a regional market.  As a result, we are often the leading skilled nursing facility operator in many of the regional markets in which we operate, based on number of beds.  Strategically clustered facilities in single or contiguous markets also allow us to achieve lower operating costs through greater purchasing power and operating efficiencies, facilitate the development of strong relations with state and local regulators and provide us with the ability to coordinate sales and marketing strategies.  Our strong reputation and operating performance in regional markets also allows us to develop relationships with key referral sources, including hospitals and other managed care payors.

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

Improve operating efficiency.  We are continually focused on improving operating efficiency and controlling costs, while maintaining quality patient care.  Investments in information systems, the development of tools to more effectively manage operating costs and the reengineering of key business and operating processes are an effective way to grow cash flow and improve operating margins.  Such investments involve significant upfront costs that must be assessed on a long-term cost-benefit basis and can be limited due to our available liquidity.

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

Five-Star Quality Rating

In 2008, CMS created the Five-Star Quality Rating System (the Star Ratings) to help consumers, families and caregivers compare skilled nursing facilities and choose providers more easily.  Skilled nursing facilities receive an overall star rating from one to five stars based on three components: health inspection rating (survey results), quality measure calculations and staffing data. Each of the components receives star rankings as well. Skilled nursing facilities with five stars are considered to have much above average quality and skilled nursing facilities with one star are considered to have quality much below average. Families are increasingly consulting the Star Ratings prior to placing a family member in a skilled nursing facility and hospital referral partners are increasingly narrowing their panels of skilled nursing facilities to include only those with at least a three-star overall rating. However, CMS has acknowledged that there are limitations in using the Star Ratings to make inferences about nursing center quality, including (i) variations by state in survey processes, (ii) the use of payroll based data that may not fully reflect actual staffing patterns and (iii) quality measures do not represent all aspects of care that could be important to consumers.  The foundation of the Star Rating is the annual survey.

In April 2016, CMS added six quality measures to the Nursing Home Compare website. These quality measures include:  successful discharges to the community; visits to the emergency department; rehospitalizations; improvements in function; long-stay residents whose ability to move independently worsened; and antianxiety or hypnotic medications.  Five quality measures were used to compute Star Ratings in July 2016 (antianxiety or hypnotic medications were excluded).  Starting in January 2017, the five quality measures have the same weight as the other quality measures.  This change was the largest addition of quality measures to Nursing Home Compare since 2003 and nearly doubles the number of short-stay measures about key short-stay outcomes. Short-stay measures reflect care provided to residents who are in the nursing home for 100 days or less, while long-stay measures reflect care for residents who are in the nursing home for more than 100 days.  The health inspection star rating for surveys was frozen and did not reflect surveys conducted between November 28, 2017 through the first quarter of 2019. This freeze was in anticipation of the phase 2 implementation of the Requirements for Participation on the same date, as well as the implementation of the new Long-Term Care Survey Process. CMS has notified providers that the freeze to the health inspection star for surveys will be lifted within the first quarter of 2019 and all surveys conducted during the freeze will be incorporated into the health inspection star.

The table below summarizes the Star Rating given to our qualified skilled nursing facilities:

	Year ended December 31,
	2018	2017
Number of skilled nursing facilities	393	438
Number of 3, 4 and 5-Star skilled nursing facilities	251	231
Percentage of 3, 4 and 5-Star skilled nursing facilities	64%	53%

Payroll-Based Journal

One of the CMS initiatives authorized by the PPACA was to improve the accuracy of nursing home staffing data. CMS initiated and rolled-out an electronic payroll-based journal (PBJ) requirement effective July 1, 2016. This system allows staffing and census information to be collected on a regular and more frequent basis than previously collected. It is also auditable to ensure accuracy.  All long-term care facilities have access to this system at no cost to facilities. Effective January 2018, the Staffing Star component of 5 star is calculated using the data collected from PBJ coupled with MDS data.

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

The total costs associated with implementing the new regulations is not known at this time.  Failure to comply with the new regulations could result in exclusion from the Medicare and Medicaid programs and have an adverse impact on our business, financial condition or results of operations.  We have substantially complied with the regulations imposed through the Phase 1 and Phase 2 implementations. We are currently preparing for Phase 3 and anticipate substantial compliance on or before November 28th, 2019.

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

If an entity violates the Stark Law, it could be subject to significant civil penalties. The entity also may be excluded from participating in federal and state healthcare programs, including Medicare and Medicaid. If the Stark Law were found to apply to our relationships with referring physicians and no exception under the Stark Law were available, we would be required to restructure these relationships or refuse to accept referrals for designated health services from these physicians. If we were found to have submitted claims to Medicare or Medicaid for services provided pursuant to a referral prohibited by the Stark Law, we would be required to repay any amounts we received from Medicare or Medicaid for those services and could be subject to CMPs. Further, we could be excluded from participating in Medicare and Medicaid and other federal and state healthcare programs. If we were required to repay any amounts to Medicare or Medicaid, subjected to fines, or excluded from the Medicare and Medicaid Programs, our business, financial condition or results of operations could be harmed significantly.

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

Because we submit thousands of claims to Medicare each year, and there is a relatively long statute of limitations under the FCA, there is a risk that intentional, or even negligent or recklessly submitted claims that prove to be incorrect, or even billing errors, cost reporting errors or lapses in statutory or regulatory compliance with regard to the provision of healthcare services (including, without limitation the Anti-Kickback Statue and the federal self-referral law discussed above), could result in significant civil or criminal penalties against us.  For information regarding matters in which the government is pursuing, or has expressed an intent to pursue, legal remedies against us under the FCA and similar state laws, see Note 22 – "Commitment and Contingencies - Legal Proceedings."

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

Certificates of Need (CON) and Other Regulatory Matters

There are CON programs in 35 states and the District of Columbia, many of which are states in which we operate skilled nursing facilities.  We are required in these jurisdictions to obtain CON approval or exemption prior to certain changes including without limitation, change in ownership, capital expenditures over certain limits, development of a new facility or expansion of services of an existing facility or service in order to control overdevelopment of healthcare projects. Certain states that do not have CON programs may have other laws or regulations that limit or restrict the development or expansion of healthcare projects. In the event we choose to develop or expand the operations of our subsidiaries, the development or expansion could be affected adversely by the inability to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.  Failure to comply with state requirements with CON or other regulations that address development or expansion of services could adversely affect the progress or completion of a healthcare project.

State Operating License Requirements

We are required to obtain state licenses, certificates or permits to operate each of our skilled nursing facilities. Many states require similar licenses or certificates for assisted/senior living facilities, and some states require a license to operate outpatient agencies. Medicare requires compliance with applicable state laws as a requirement of participation.  In addition, healthcare professionals and practitioners are required to be licensed in most states. We take measures to ensure that our healthcare professionals are properly licensed and participate in required continuing education programs. We believe that our operating companies and personnel that provide these services have required licenses or certifications necessary for our current operations. Failure to obtain, maintain or renew a required license, permit or certification could adversely affect our ability to bill for services or operate in the ordinary course of business.

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

•

Expanded CMPs and Escrow Provisions. PPACA includes expanded CMP and related provisions applicable to all Medicare and Medicaid providers. CMS rules adopted to implement applicable provisions of PPACA also provide that assessed CMPs may be collected and placed in whole or in part into an escrow account pending final disposition of the applicable administrative and judicial appeals processes. To the extent our businesses are assessed large CMPs that are collected and placed into an escrow account pending lengthy appeals, such actions could adversely affect our liquidity and results of operations.

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

•

Home- and Community-Based Services. PPACA provides that states can provide home- and community-based attendant services and supports through the Community First Choice State plan option. States choosing to provide home- and community-based services under this option must make such services available to assist with activities of daily living and health related tasks under a plan of care agreed upon by the individual and his/her representative. PPACA also includes additional measures related to the expansion of home- and community-based services and authorizes states to expand coverage of home- and community-based services to individuals who would not otherwise be eligible for them. The expansion of home- and community-based services could reduce the demand for the facility-based services that we provide.

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

Competition

Our skilled nursing facilities compete primarily on a local and regional basis with other skilled nursing facilities and with assisted/senior living facilities, from national and regional chains to smaller providers owning as few as a single facility. Competitors include other for-profit providers as well as non-profits, religiously-affiliated facilities, and government-owned facilities. We also compete under certain circumstances with inpatient rehabilitation facilities (IRF) and long-term acute care (LTAC) hospitals. Increasingly, we are competing with home health and community based providers who have developed programs designed to provide services to seniors outside an institutional setting, extending the time period before they need the higher level of care provided in a skilled nursing facility.  In addition, some competitors are implementing vertical alignment strategies, such as hospitals who provide long-term care services. Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing facilities in the local market and the types of services available at those facilities, our local reputation for quality care of patients, the commitment and expertise of our caregivers, our local service offerings and treatment programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities.

We seek to compete effectively in each market by establishing a reputation within the local community for quality of care, attractive and comfortable facilities, and providing specialized healthcare with an emphasized focus on high-acuity patients. Programs targeting high-acuity patients, including our PowerBack Rehabilitation facilities, generally have a higher staffing level per patient than our other inpatient facilities and compete more directly with an IRF or LTAC hospitals, in addition to other skilled nursing facilities. We believe that the average cost to a third-party payor for the treatment of our typical high-acuity patient is lower if that patient is treated in one of our skilled nursing facilities than if that same patient were to be treated in an IRF or LTAC hospital.

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

Employees and Labor Relations

As of December 31, 2018, we employed an aggregate of approximately 61,300 active employees as follows:  40,700 in our inpatient services segment, 14,000 (primarily therapists) in our rehabilitation therapy segment, and 6,600 in our all other services segment, which includes our administrative services subsidiary.

Our most significant operating cost is labor, which accounted for approximately 66% of our operating expenses from continuing operations for the year ended December 31, 2018.  We seek to manage our labor costs by improving staffing retention, maintaining competitive labor rates, and reducing reliance on overtime compensation and temporary staffing services.  Managing labor costs is proving to be difficult as reimbursement rate increases are often significantly lower than annual inflationary wage increases. The issue is compounded by the shift in payor mix to lower reimbursed Medicaid as well as increasing state-mandated minimum staffing requirements.

As of December 31, 2018, we had 103 collective bargaining agreements with unions covering approximately 6,100 active employees at our skilled nursing facilities. We consider our relationship with our employees to be good.

Insurance and Related Risks

We maintain a variety of types of insurance, including general and professional liability, workers' compensation, fiduciary liability, property, cyber/privacy liability, directors' and officers' liability, crime, boiler and machinery, automobile liability, employment practices liability and earthquake and flood. We believe that our insurance programs are adequate and where there has been a direct transfer of risk to the insurance carrier, our risk is limited to the cost of the premium. We self-insure a significant portion of our potential liabilities for several risks, including certain types of general and professional liability, workers’ compensation, automobile liability and health benefits. To the extent our insurance coverage is insufficient or unavailable to cover losses that would otherwise be insurable, or to the extent that our estimates of anticipated liabilities that we self-insure are significantly lower than the actual self-insured liabilities that we incur, our business, financial condition or results of operations could be materially and adversely affected.  For additional information regarding our insurance programs, see Note 22 – “Commitments and Contingencies – Loss Reserves for Certain Self-Insured Programs,” in the financial statements included elsewhere in this report.

We have developed a risk management program intended to control our insurance and professional liability costs.  As part of this program, we have implemented an arbitration agreement program at each of our nursing facilities under which, upon admission and to the extent permitted under existing regulations, patients are requested (but not required) to execute an agreement that requires disputes to be arbitrated instead of litigated in court. We believe that this program accelerates resolution of disputes and reduces our liability exposure and related costs. We have also established an incident reporting process that involves the provision of tracking and trending data to our facility administrators for purposes of quality assurance and improvement. We apply an enterprise risk management program to continually evaluate risks and opportunities impacting the business.

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

Customers

With the exception of our rehabilitation therapy services segment, no individual customer or client accounts for a significant portion of our revenue. We do not expect that the loss of a single customer or client within our inpatient services segment would have a material adverse effect on our business, financial condition or results of operations.  Within the rehabilitation services business, there are over 180 distinct customers, many of which are chain operators with more than one location.  At December 31, 2018, the four largest customer accounts receivable balances comprised $55.8 million, approximately 52%, of the net outstanding contract receivables in the rehabilitation services business. An adverse event impacting the solvency of one or more of these large customers resulting in their insolvency or other economic distress would have a material impact on us.

In December 2017, we recorded a $55.0 million non-cash impairment charge to customer receivership and other related charges, related to a customer, which is a related party of ours. This charge reduced the net receivable of the customer to $32.0 million. The customer comprises $32.3 million, approximately 30%, of the net outstanding contract receivables in the rehabilitation services business at December 31, 2018. In the year ended December 31, 2018, gross accounts receivable of $58.9 million were converted to a note receivable. The $55.0 million reserve recorded in 2017 was posted against the note receivable. Including the charge above, in the year ended December 31, 2017, we recorded customer receivership and other related charges of $90.9 million associated with three rehabilitation therapy services contracts.  See Note 17 – “Related Party Transactions.”

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

We receive a significant portion of our revenue from Medicare, which accounted for 20% of our consolidated revenue during 2018 and 21% in 2017.  In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of our rehabilitation therapy services customers, are themselves reimbursed by Medicare for the services we provide. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, our business and results of operations will be adversely affected.

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

Reductions in reimbursement rates or the scope of services being reimbursed could have a material, adverse effect on our revenue, financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating costs. Additionally, any delay or default by the government in making Medicare reimbursement payments could materially and adversely affect our business, financial condition and results of operations.

Reductions in Medicaid reimbursement rates or changes in the rules governing the Medicaid program could have a material, adverse effect on our revenues, financial condition and results of operations.

A significant portion of reimbursement for long-term care services comes from Medicaid, a joint federal-state program purchasing healthcare services for the low income and indigent as well as certain higher-income individuals with significant health needs.  Under broad federal criteria, states establish rules for eligibility, services and payment.  Medicaid is our largest source of revenue, accounting for 49% of our consolidated revenue during 2018 and 48% in 2017.  Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending.  We expect these state and federal efforts to continue for the foreseeable future. The Medicaid program and its reimbursement rates and rules are subject to frequent change at both the federal and state level. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which our services are reimbursed by state Medicaid plans. To generate funds to pay for the increasing costs of the Medicaid program, many states utilize financial arrangements commonly referred to as provider taxes. Under provider tax arrangements, states collect taxes from healthcare providers and then use the revenue to pay the providers as a Medicaid expenditure, which allows the states to then claim additional federal matching funds on the additional reimbursements. Current federal law provides for a cap on the maximum allowable provider tax as a percentage of the provider's total revenue. There can be no assurance that federal law will continue to provide matching federal funds on state Medicaid expenditures funded through provider taxes, or that the current caps on provider taxes will not be reduced. Any discontinuance or reduction in federal matching of provider tax-related Medicaid expenditures could have a significant and adverse effect on states' Medicaid expenditures, and as a result could have a material and adverse effect on our business, financial condition or results of operations.

Our revenue could be impacted by a shift to value-based reimbursement models, such as PDPM.

On August 8, 2018, CMS issued a final rule to replace the existing case-mix classification system, RUG-IV, with a new case-mix classification system, PDPM, that will focus more on the clinical condition of the patient and less on the volume of services provided.  PDPM is effective October 1, 2019. The following represent examples of potential risks associated with PDPM:

•

Transition to a new reimbursement model.  There is a short-term risk related to decreased accuracy due to the inherent learning curve associated with the implementation of a new reimbursement system and the corresponding process changes required to ensure that all the clinical conditions affecting the patient are accurately captured. During the initial transition from RUG IV to PDPM, it is possible that providers may not capture all aspects of a patient’s condition, resulting in lower reimbursement under PDPM. However, this risk should subside over time as providers gain experience with the new system.

•

Future reimbursement levels.  The final rule indicates that payments under PDPM will be budget neutral. CMS has made assumptions in the final rule as to the comparison of payments under RUG-IV to PDPM in fiscal year 2020.  This estimate determined that a parity adjustment would be required to increase PDPM payments to bring them equal to what they would have been under RUG-IV payments. This increase, for fiscal year 2020, would achieve budget neutrality. However, the risk to providers is that going forward from fiscal year 2020 a lower parity adjustment could be applied to recapture any exceptional overpayments to providers caused by overestimating the parity adjustment.  With the increased focus on therapy utilization under RUGs IV, there is concern as to the accuracy of the parity adjustment and how closely it will reflect the data that will be captured under PDPM where the focus is on the clinical condition of the patient in lieu of resource utilization. In addition, the entire parity adjustment could be removed by CMS and this would cause a drastic reduction in payments.

•

Medicare Managed Care Programs and Rates.  The introduction of PDPM could pose an indirect risk on existing Medicare Managed Care Plans.  For example, many of the Medicare Managed Care Plans have relied upon the existing RUG-IV rates to set their own rates.  Medicare Managed Care Plan contracts with providers may even make reference to RUG-IV rates. With the implementation of PDPM, CMS will no longer support the RUG-IV system after fiscal year 2020.  This will leave providers to negotiate individual Medicare Managed Care reimbursement rates not based on the traditional Medicare Part A program.  The risk is that the Medicare Managed Care Plans could negotiate much lower reimbursement rates and or leave providers without a contract for their Medicare Managed Care patients because the reimbursement rates would be too low to cover the cost of care.

•

Impact on Medicaid Reimbursement.   Various state Medicaid programs have used data collected using the MDS based on RUG-IV. With the shift to PDPM, some or all of that data will no longer be collected by CMS and made available to the states.  In addition, CMS has notified state Medicaid programs that they will no longer support the RUG-IV system after fiscal year 2020 and recommended that states make changes to their Medicaid reimbursement programs to accommodate the upcoming changes.  Consequently, there is a risk to providers that states may not have sufficient time to address the changes required to transition to a different Medicaid reimbursement methodology. We may be adversely affected by the rates at which our services are reimbursed by state Medicaid plans.

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

In addition, PPACA required HHS to develop a plan to implement a value-based purchasing program for Medicare payments to skilled nursing facilities, including measures and performance standards regarding preventable hospital readmissions. Beginning October 1, 2018, HHS withholds 2% of Medicare payments from all skilled nursing facilities and distributes this pool of payment to skilled nursing facilities as incentive payments for preventing readmissions to hospitals.  In addition to the requirements that are being implemented, legislation is pending in Congress to broaden the value-based purchasing requirements featuring a payment withholding designed to fund the program across all post-acute services.  We are unable to determine the degree to which our participation in innovative “pay for value” programs with other providers of service will affect our financial results versus traditional business models for the long-term care industry.

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

We currently cannot predict the full effect that all of these changes will have on our business, including the demand for our services or the amount of reimbursement available for those services. However, it is possible these laws may reduce reimbursement and adversely affect our business.

PPACA and the implementation of provisions not yet effective could impact our business.

PPACA has resulted in and could continue to result in sweeping changes to the existing U.S. system for the delivery and financing of healthcare. As an employer, we must abide by the numerous reporting requirements imposed by the law and regulations implementing PPACA. These provisions could impact our compensation costs and force changes in how the company supports health benefits for its employees. The details for implementation of many of the requirements under PPACA will depend on the promulgation of regulations by a number of federal government agencies, including the HHS. It is impossible to predict the outcome of these changes, what many of the final requirements of PPACA will be, and the net effect of those requirements on us. As such, we cannot fully predict the impact of PPACA on our business, operations or financial performance.

Our business may be materially impacted if certain aspects of PPACA are amended, repealed, or successfully challenged.

A number of lawsuits have been filed challenging various aspects of PPACA and related regulations. In addition, the efficacy of PPACA is the subject of much debate among members of Congress and the public. The outcome of the 2016 election altered leadership in the executive branch of  the government. New leaders in CMS have begun making revisions to some of the demonstrations supported by the previous leaders. These revisions could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy that could significantly impact our business and the health care industry. In the event that legal challenges are successful or PPACA is repealed or materially amended, particularly any elements of PPACA that are beneficial to our business or that cause changes in the health insurance industry, including reimbursement and coverage by private, Medicare or Medicaid payors, our business, operating results and financial condition could be harmed. While it is not possible to predict whether and when any such changes will occur, such changes could harm our business, operating results and financial condition. In addition, even if PPACA is not amended or repealed, the executive branch of the federal government has significant influence on the implementation of the provisions of PPACA, and the administration could make changes impacting the implementation and enforcement of PPACA, which could harm our business, operating results and financial condition. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.  PPACA significantly expanded Medicaid and it provided states incentives for broadening coverage beyond the traditional Medicaid program assisting eligible aged, blind and disabled individuals. Major Medicaid policy revisions under consideration could potentially alter fundamental structure of the Medicaid program; such revisions could be significantly challenging with the potential of undermining funding adequacy and essential coverage requirements.

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

Additionally, from time to time we become aware, either based on information provided by third parties and/or the results of internal audits, of payments from payor sources that were either wholly or partially in excess of the amount that we should have been paid for the service provided.  Overpayments may result from a variety of factors, including insufficient documentation supporting the services rendered or medical necessity of the services, other failures to document the satisfaction of the necessary requirements for payment, or in some cases for providing services that are deemed to be worthless. We are required by law in most instances to refund the full amount of the overpayment after becoming aware of it, and failure to do so within requisite time limits imposed by the law could lead to significant fines and penalties being imposed on us. Furthermore, our initial billing of and payments for services that are unsupported by the requisite documentation and satisfaction of any other requirements for payment, regardless of our awareness of the failure at the time of the billing or payment, could expose us to significant fines and penalties, including pursuant to the FCA and the Federal Civil Monetary Penalties Law (FCMPL).  Violations of the FCA could lead to any combination of a variety of criminal, civil and administrative fines and penalties.  Beginning in 2018, CMPs under the FCA increased to a range of approximately $11,000 to $22,000 and are adjusted annually for inflation. Treble damages can be assessed on each claim that was submitted to the government for payment.  We and/or certain of our operating companies could also be subject to exclusion from participation in the Medicare or Medicaid programs in some circumstances as well, in addition to any monetary or other fines, penalties or sanctions that we may incur under applicable federal and/or state law.  Our repayment of any such amounts, as well as any fines, penalties or other sanctions that we may incur, could be significant and could have a material and adverse effect on our business, financial condition or results of operations.

From time to time we are also involved in various external governmental investigations, audits and reviews. Reviews, audits and investigations of this sort can lead to government actions, which can result in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. For example, the OIG conducts a variety of routine, regular and special investigations, audits and reviews across our industry. Failure to comply with applicable laws, regulations and rules could have a material and adverse effect on our business, financial condition or results of operations. Furthermore, becoming subject to these governmental investigations, audits and reviews can also require us to incur significant legal and document production expenses as we cooperate with the government authorities, regardless of whether the particular investigation, audit or review leads to the identification of underlying issues. For example, as discussed in Note 22 – “Commitments and Contingencies - Legal Proceedings – Settlement Agreement,” in the notes to the consolidated financial statements included elsewhere in this report, on June 9, 2017, we and the U.S. Department of Justice (the DOJ) entered into a settlement agreement regarding four matters arising out of the activities of Skilled or Sun Healthcare Group, Inc. (Sun) prior to their operations becoming part of our operations (collectively, the Successor Matters).  We have agreed to the settlement in order to resolve the allegations underlying the Successor Matters and to avoid the uncertainty and expense of litigation.  The settlement agreement calls for payment of a collective settlement amount of $52.7 million (the Settlement Amount), including separate Medicaid repayment agreements with each affected state Medicaid program.  We will continue to remit the remaining Settlement Amount balance of $37.4 million as of December 31, 2018 through 2022.

Changes in Medicare reimbursements for physician and non-physician services could impact reimbursement for medical professionals.

MACRA revised the payment system for physician and non-physician services. Section 1 of that law, the sustainable growth rate repeal and Medicare Provider Payment Modernization will impact payment provisions for medical professional services. That enactment also extended for two years provisions that permit an exceptions process from therapy caps imposed on Medicare Part B outpatient therapy. There was a combined cap for PT and SLP and a separate cap for OT services that apply subject to certain exceptions. On February 9, 2018, the Bipartisan Budget Act of 2018 was signed into law, which provides for the repeal of all therapy caps retroactively to January 1, 2018.  The law provides for MMR, in certain instances, once claims for SLP and PT reach $3,000 and OT reaches $3,000. Prior to January 1, 2018, the MMR requirement generally provided that, on a per beneficiary basis and subject to limited exceptions, services above $3,700 for PT and SLP services combined and/or $3,700 for OT services would be subject to MMR. The reduction in the MMR services threshold could result in increased number of reviews, which could in turn have a negative effect on our business, financial condition or results of operations.

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

In the ordinary course of our business, we are subject regularly to inquiries, investigations, and audits by federal and state agencies that oversee applicable healthcare program participation and payment regulations. Audits may include enhanced medical necessity reviews pursuant to the Medicare, Medicaid, and the SCHIP Extension Act of 2007 (the SCHIP Extension Act) and audits under the CMS Recovery Audit Contractor (RAC) program.

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

Section 1877 of the Social Security Act, commonly known as the “Stark Law,” provides that a physician may not refer a Medicare or Medicaid patient for a “designated health service” to an entity with which the physician or an immediate family member has a financial relationship unless the financial arrangement meets an exception under the Stark Law or its regulations. Designated health services include inpatient and outpatient hospital services, PT, OT, SLP, durable medical equipment, prosthetics, orthotics and supplies, diagnostic imaging, enteral and parenteral feeding and supplies, home health services, and clinical laboratory services. Under the Stark Law, a “financial relationship” is defined as an ownership or investment interest or a compensation arrangement. If such a financial relationship exists and does not meet a Stark Law exception, the entity is prohibited from submitting or claiming payment under the Medicare or Medicaid programs or from collecting from the patient or other payor. Many of the compensation arrangements exceptions permit referrals if, among other things, the arrangement is set forth in a written agreement signed by the parties, the compensation to be paid is set in advance, is consistent with fair market value and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties. Exceptions may have other requirements. Any funds collected for an item or service resulting from a referral that violates the Stark Law must be repaid to Medicare or Medicaid, any other third-party payor, and the patient. In addition, CMPs, which are adjusted for annual inflation, and treble damages may be imposed for presenting or causing to be presented, a claim for a service rendered in violation of the Stark Law. Many states have enacted healthcare provider referral laws that go beyond physician self-referrals or apply to a greater range of services than just the designated health services under the Stark Law.

The Anti-Kickback Statute, Section 1128B of the Social Security Act (the Anti-Kickback Statute) prohibits the knowing and willful offer, payment, solicitation, or receipt of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce the referral of an individual, in return for recommending, or to arrange for, the referral of an individual for any item or service payable under any federal healthcare program, including Medicare or Medicaid. The OIG has issued regulations that create “safe harbors” for certain conduct and business relationships that are deemed protected under the Anti-Kickback Statute. In order to receive safe harbor protection, all of the requirements of a safe harbor must be met. The fact that a given business arrangement does not fall within one of these safe harbors, however, does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria, if investigated, will be evaluated based upon all facts and circumstances and risk increased scrutiny and possible sanctions by enforcement authorities. Potential fines under the Anti-Kickback Statute range from $25,000 to $100,000 per violation, up to ten years in prison, or both. We believe that business practices of providers and financial relationships between providers have become subject to increased scrutiny as healthcare reform efforts continue on the federal and state levels. State Medicaid programs are required to enact an anti-kickback statute. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients regardless of the source of payment for the care.

The DOJ may bring an action under the FCA, alleging that a healthcare provider has defrauded the government by submitting a claim for items or services not rendered as claimed, which may include coding errors, billing for services not provided, and submitting false or erroneous cost reports. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. The FCA clarifies that if an item or service is provided in violation of the Anti-Kickback Statute, the claim submitted for those items or services is a false claim that may be prosecuted under the FCA as a false claim.  CMPs under the FCA range from approximately $11,000 to $22,000 and are adjusted annually for inflation. Under the qui tam or “whistleblower” provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government’s recovery. Due to these whistleblower incentives, lawsuits have become more frequent.

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

We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, the intensity of federal and state enforcement actions or the extent and size of any potential sanctions, fines or penalties. Changes in the regulatory framework, our failure to obtain or renew required regulatory approvals or licenses or to comply with applicable regulatory requirements, the suspension or revocation of our licenses or our disqualification from participation in federal and state reimbursement programs, or the imposition of other enforcement sanctions, fines or penalties could have a material adverse effect upon our business, financial condition or results of operations. Furthermore, should we lose licenses or certifications for a number of our facilities or other businesses as a result of regulatory action, legal proceedings such as those described in Note 22 – “Commitments and Contingencies - Legal Proceedings,” or otherwise, we could be deemed to be in default under some of our agreements, including agreements governing outstanding indebtedness and the report of such issues at one of our facilities could harm our reputation for quality care and lead to a reduction in our patient referrals and ultimately our revenue and operating income.

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

We have now and will for the foreseeable future continue to have a significant amount of indebtedness and lease obligations. At December 31, 2018, our total indebtedness was approximately $1.2 billion, excluding debt issuance costs and other non-cash debt discounts and premiums, and our total lease obligations are $12.5 billion.  Our substantial indebtedness and lease obligations could have important consequences. For example, it could:

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

Our ability to service our financial obligations, in addition to our ability to comply with the financial and restrictive covenants contained in our leases and loans is dependent upon, among other things, our ability to attain a sustainable capital structure.  We have recently restructured agreements with certain of our landlord and lenders in an effort to attain a sustainable capital structure.  However, there can be no assurance that the reduction in our annual fixed charges that we have projected in connection with such restructuring will be realized or will be sufficient to sustain us in the event our business suffers from further reductions in occupancy and/or inflation in costs continues to outpace the rate of third party reimbursement rate growth.

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

Our lease obligations often include annual fixed rent escalators ranging between 2.0% and 2.5% or variable rent escalators based on a consumer price index. These contractual obligation increases may outpace any increase in our results of our operations placing an additional burden on our results of operations, liquidity and financial position.  Such a burden could limit our ability to obtain additional financing.

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

A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital, including through the issuance of common stock. Disruptions in the financial markets could have an adverse effect on us and our business. If we are not able to obtain additional or replacement financing on favorable terms, we also may have to delay or abandon some or all of our growth strategies, which could adversely affect our revenues and results of operations.

We lease a significant number of our facilities and may experience risks relating to lease termination, lease expense escalators, lease extensions and special charges.

We face risks because of the number of facilities we lease.  As of December 31, 2018, we leased approximately 84% of our centers; 55% were leased pursuant to master lease agreements with five landlords.  The loss or deterioration of a favorable relationship with any of such landlords may adversely affect our business.

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

Our lease obligations often include annual fixed rent escalators ranging between 2.0% and 2.5% or variable rent escalators based on a consumer price index. These escalators could impact our ability to satisfy certain obligations and covenants, specifically coverage ratios.  If the results of our operations do not increase at or above the escalator rates, it would place an additional burden on our results of operations, liquidity and financial position.  Our annual rent escalators are oftentimes outpacing our annual reimbursement escalators.  This issue is compounded by the shift in payor mix to lower reimbursed Medicaid.

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

Our failure to pay the rent or otherwise comply with the provisions of any of our lease agreements could result in an “event of default” under such lease agreement and also could result in a cross default under other master lease agreements and agreements for our indebtedness. Upon an event of default, remedies available to our landlords generally include, without limitation, terminating such lease agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such lease agreement, including the difference between the rent under such lease agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such lease agreement. The exercise of such remedies would have a material adverse effect on our business, financial position, results of operations and liquidity.

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

The terms of our credit facilities contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these exceptions could be substantial. Accordingly, we could incur significant additional indebtedness in the future. The more we become leveraged, the more we become exposed to the risks described above under “Our substantial indebtedness, scheduled maturities, lease obligations and disruptions in the U.S. and global financial markets could affect our ability to obtain financing or to extend or refinance debt as it matures, which could negatively impact our results of operations, liquidity, financial condition and the market price of our common stock.”

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

We have significant indebtedness in multiple instruments that bear interest at variable rates. Interest rate changes could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could have a material adverse effect on our liquidity, financial condition and results of operations. See Item 7.  “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources” for a description of the types and level of indebtedness.

We may be adversely affected by changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.  We have a significant number of debt instruments with attributes that are dependent on LIBOR. The transition from LIBOR to an alternative reference rate could have a material adverse effect on our liquidity, financial condition and results of operations.

We are presently operating under waivers of certain of our master leases.  There can be no assurance such waivers will be received in future periods.  In the event future waivers are not extended and our creditors accelerate our loan and lease obligations, it would have a material adverse effect on our liquidity,  financial condition and results of operations.

At December 31, 2018, we did not meet certain of the financial covenants contained under a number of our significant lease agreements.  Although we have received waivers with our counterparties to these agreements related to our breach of financial covenants at December 31, 2018, there can be no assurance such waivers will be received in future periods.  If future defaults are not cured within applicable cure periods, if any, and if waivers or other forms of relief are not obtained, the defaults can cause acceleration of our financial obligations, which we may not be in a position to satisfy.  In the event this occurs and we are unable to satisfy an acceleration of our financial obligations, we may be forced to seek reorganization under the U.S. Bankruptcy Code.

Significant legal actions, which are commonplace in our industry, could subject us to increased operating costs, which would materially and adversely affect our results of operations, liquidity, financial condition and reputation.

The long-term care industry has experienced an increasing trend in the number and severity of litigation claims. We believe that this trend is endemic to the industry and is a result of a variety of factors, including the number of large verdicts, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiffs' lawyers of potentially large recoveries. While some states have enacted tort reform legislation that limits plaintiffs' recoveries in some respects, should our professional liability and general liability costs increase significantly in the future our operating income could suffer.

We also may be subject to lawsuits under the FCA and comparable state laws for submitting allegedly fraudulent or otherwise inappropriate bills for services to the Medicare and Medicaid programs. These lawsuits, which may be initiated by government authorities as well as private party relators, can involve significant monetary damages, fines, attorney fees and the award of bounties to private plaintiffs who successfully bring these suits, as well as to the government programs. In recent years, government oversight and law enforcement have become increasingly active and aggressive in investigating and taking legal action against potential fraud and abuse. See Note 22 - “Commitments and Contingencies - Legal Proceedings,” in the notes to the consolidated financial statements included elsewhere in this report for pending litigation and investigations which, based upon information currently available, could have a potentially material adverse effect on our results of operations, liquidity and financial condition.

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

We self-insure a significant portion of our potential liabilities for several risks, including certain types of professional and general liability, workers' compensation and employee healthcare benefits. Due to our self-insured retentions under many of our professional and general liability, workers' compensation and employee healthcare benefits programs, there is no limit on the maximum number of claims or amount for which we can be liable in any policy period. We base our loss estimates and related accruals on actuarial analyses, which determine expected liabilities on an undiscounted basis, including incurred but not reported losses, based upon the available information on a given date. It is possible, however, for the ultimate amount of losses to exceed our estimates and related accruals, as well as our insurance limits as applicable. In the event our actual liability exceeds our estimates for any given period, our results of operations and financial condition could be materially adversely impacted. Additionally, we may from time to time need to increase our accruals as a result of future actuarial reviews and claims that may develop. Such increases could have an adverse impact on our business and results of operations.  An adverse determination in legal proceedings, whether currently asserted or arising in the future, could have a material adverse effect on our business, liquidity, financial condition and results of operations.

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

Tight labor markets and high demand for such employees can contribute to high turnover among clinical professional staff. A shortage of qualified personnel at a facility could result in significant increases in labor costs and increased reliance on overtime and expensive temporary staffing agencies, and could otherwise adversely affect operations at the affected facilities. In addition, turnover of such employees will result in additional expenses related to recruiting and training replacement employees. If we are unable to attract and retain qualified professionals, our ability to provide adequate services to our residents and patients may decline and our ability to grow may be constrained.

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

The DOL adopted final rule changes to the Fair Labor Standards Act that would increase the minimum salary threshold for employees exempt from overtime along with an automatic annual increase to this salary threshold.  A U.S. federal district court enjoined the DOL from implementing and enforcing these new rules, which were set to take effect on December 1, 2016.  The DOL has since appealed the ruling.  On August 31, 2017, a summary judgment against the DOL was granted invalidating the overtime rule in its entirety.  On October 30, 2017, the DOJ, on behalf of the DOL, appealed the summary judgment.  The future of these new rules remains uncertain, but if these changes ultimately take effect, it could increase our cost of services provided.

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

The healthcare services industry is highly competitive. Our skilled nursing facilities compete primarily on a local and regional basis with other skilled nursing facilities and with assisted/senior living facilities, from national and regional chains to smaller providers owning as few as a single facility. Competitors include other for-profit providers as well as non-profits, religiously-affiliated facilities, and government-owned facilities. We also compete under certain circumstances with IRFs and LTAC hospitals. Increasingly, we are competing with home health and community based providers who have developed programs designed to provide services to seniors outside an institutional setting, extending the time period before they need the higher level of care provided in a skilled nursing facility.  In addition, some competitors are implementing vertical alignment strategies, such as hospitals who provide long-term care services.  Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing facilities in the local market and the types of services available at those facilities, our local reputation for quality care of patients, the commitment and expertise of our caregivers, our local service offerings and treatment programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. If we are unable to attract patients, particularly high-acuity patients, to our facilities and agencies, our revenue and profitability will be adversely affected. Some of our competitors may have greater recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Competing long-term care companies may also offer newer facilities or different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current patients, potential patients and referral sources. Furthermore, while we budget for routine capital expenditures at our facilities to keep them competitive in their respective markets, to the extent that competitive forces cause those expenditures to increase in the future, our financial condition may be negatively affected.

We believe we adhere to a conservative approach in complying with laws prohibiting kickbacks and referral payments to referral sources.  If our competitors use more aggressive methods than we do with respect to obtaining patient referrals, our competitors may from time to time obtain patient referrals that are not otherwise available to us.

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

Our ability to achieve and to maintain a reputation for providing quality of care to our patients at each of our skilled nursing and assisted/senior living facilities, or through our rehabilitation therapy, is important to our ability to attract and retain patients, particularly high-acuity patients. In some instances, our referral sources are affiliated with healthcare systems that may have affiliated businesses that offer services that compete with ours, and the frequency of this occurring may increase in the future as ACOs are formed in the markets we serve.  We believe that the perception of our quality of care by a potential patient or potential patient's family seeking to contract for our services is influenced by a variety of factors, including physician and other healthcare professional referrals, community information and referral services, newspapers and other print and electronic media, results of patient surveys, recommendations from family and friends, and quality care statistics or rating systems compiled and published by CMS or other industry data. Through our focus on retaining quality staffing, reviewing feedback and surveys from our patients and referral sources to highlight areas of improvement and integrating our service offerings at each of our facilities, we seek to maintain and to improve on the outcomes from each of the factors listed above in order to build and to maintain a strong reputation at our facilities. If we fail to achieve or to maintain a reputation for providing quality care, or are perceived to provide a lower quality of care than competitors within the same geographic area, our ability to attract and to retain patients would be adversely affected. If our businesses fail to maintain a strong reputation in the areas in which we operate, our business, revenue and profitability could be adversely affected.

If we do not achieve and maintain competitive quality of care ratings from CMS and private organizations engaged in similar monitoring activities, or if the frequency of CMS surveys and enforcement sanctions increases, our business may be negatively affected.

CMS, as well as certain private organizations engaged in similar monitoring activities, provides comparative data available to the public on its website, rating every skilled nursing facility operating in each state based upon quality of care indicators.  These quality of care indicators include such measures as percentages of patients with infections, bedsores and unplanned weight loss.  In addition, CMS previously increased the number of Medicaid and Medicare surveys and enforcement activities, to focus more survey and enforcement efforts on facilities with findings of substandard care or repeat violations of Medicaid and Medicare standards, and to require state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified.  We have found a correlation between negative Medicaid and Medicare surveys and the incidence of professional liability litigation.  From time to time, we experience a higher than normal number of negative survey findings in some of our affiliated facilities.

CMS publishes Star Ratings to help consumers, their families and caregivers compare nursing homes more easily.  The Star Ratings give each nursing home a rating of between one and five stars for (i) staffing, (ii) health inspections, (iii) quality measures and (iv) overall score.  In cases of acquisitions, the previous operator's clinical ratings are included in our overall Star Ratings.  The prior operator's results will impact our rating until we have sufficient clinical measurements subsequent to the acquisition date.  CMS from time to time revises the manner in which the Star Ratings are calculated, and such revisions could have a negative impact on our Star Ratings. If we are unable to achieve and to maintain Star Ratings that are comparable or superior to those of our competitors, our ability to attract and to retain patients could be adversely affected.

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

MLTSS programs granted under waivers of the Social Security Act are currently being extended and or modified in some states with approval by CMS.  SNF-VBP programs are therefore being submitted by some states which may include changes from Any Willing Provider, a model that permits all licensed providers to serve the Medicaid population, to programs that may exclude nursing home providers that do not score high enough under certain metrics thus causing a narrowing of network participation for some providers.  The narrowing of a skilled nursing facility’s participation in MLTSS would cause providers not to be able to accept Medicaid Managed Care enrollees into their facility until the facility meets the metrics standard as set by the state’s Medicaid program.

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

Deterioration in the financial condition of our customer relationships due to systemic industry pressures, economic conditions, regulatory uncertainty and tight credit markets may result in a reduction in services provided, an inability to collect receivables and payment delays or losses due to a customer’s bankruptcy, receivership, liquidation, reorganization or insolvency. Such actions could result in our customers seeking to cancel or to renegotiate the terms of current agreements or renewals, and failure to meet contractual obligations.  Our inability to collect receivables may decrease profitability and liquidity.

We provide rehabilitation therapy services and other healthcare related services to numerous customers of varying size and significance on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency and credit limits, as well as prevailing terms with customers having similar characteristics.  Despite an initial credit assessment, customers deemed creditworthy may experience an undetected decline in their financial condition while contracting with us.  Our rehabilitation therapy services segment, in particular, has several significant contracts with national skilled nursing home chains that increases our exposure to potential material losses.  Even when existing contract customers exhibit factors indicating negative credit trends, it can be costly to implement measures to reduce our exposure to those customers.  Challenging systemic industry pressures, economic conditions, regulatory uncertainty and tight credit markets may impair the ability of our customers to pay for services that have been provided by us, and as a result, our write-off of accounts receivable could increase. Our exposure to credit risks may increase if such unpaid balances serve as collateral under our revolving credit facilities and we have drawn funds thereunder. If one or more of these customers delay payments or default on credit extended to them, it could adversely impact our business, financial condition, operating results and liquidity.

We are subject to federal and state income taxes.  Changes in tax laws and regulations and the interpretation of those tax law changes could have a material adverse effect on our effective tax rate, provision for income taxes and income tax obligations.

We are a U.S. domiciled company subject to income tax in multiple U.S. tax jurisdictions and China. Significant judgment is required in determining our provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be contested or overturned by jurisdictional tax authorities, which may have a significant impact on our provision for income taxes.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies.  If U.S. or China tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

The Tax Cuts and Jobs Act of 2017 (Tax Act) resulted in significant changes to the Internal Revenue Code.  During the second half of the year ended December 31, 2018, the U.S. Treasury issued temporary and final regulations for various provisions contained within the Tax Act. Of the provisions, the reduction in corporate dividends received deduction, the Net Operating Loss limitation to 80% of taxable income, the business interest limitation and the bonus depreciation expensing could result in a material adverse effect to the Company’s income taxes. Management has reviewed these provisions and their supporting regulations and has developed positions claimed in the Company’s income tax provision.

Throughout the year ended December 31, 2018, the U.S. states in which the Company has the most business presence, enacted various statutes and supporting regulations to many of the significant provisions of the Tax Act.  Many of the state statutes could result in a material adverse effect to the Company’s income taxes.  Management has reviewed the significant state statutes and regulations in its preparation of the Company’s income tax provision.

The various provisions within the Tax Act, the supporting regulations and U.S. state statutes enacted in response to the significant provisions within the Tax Act are still being developed.  It is anticipated that the application of the provisions will continue to be refined by the U.S. Treasury and U.S. states.  It cannot be predicted how refinements may impact the Company’s income taxes.  Management will continue to monitor and review any changes to assess the effect upon the Company’s income taxes.

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

Goodwill and identifiable intangible assets comprise approximately 5% of our total assets. We review the carrying value of certain long-lived assets, definite-lived intangible assets and indefinite-lived intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period may be necessary, such as when the market value of our common stock is below book equity value. On an ongoing basis, we also evaluate, based upon the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If circumstances suggest that the recorded amounts of any of these assets cannot be recovered based upon estimated future cash flows, the carrying values of such assets are reduced to fair value. If the carrying value of any of these assets is impaired, we may incur a material charge to earnings.  See Note 20 – “Asset Impairment Charges.”

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

As of December 31, 2018, approximately 6,100 of our 61,300 active employees were represented by unions and covered by collective bargaining agreements.  In addition, certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. We cannot predict the effect that continued union representation or future organizational activities will have on our business or future operations. There can be no assurance that we will not experience a material work stoppage in the future.

Disasters and similar events may seriously harm our business.

Natural and man-made disasters and similar events, including terrorist attacks and acts of nature such as hurricanes, tornados, earthquakes, floods and wildfires, may cause damage or disruption to us, our employees and our facilities, which could have an adverse impact on our patients and our business. In order to provide care for our patients, we are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our facilities, and the availability of employees to provide services at our facilities and other locations. If the delivery of goods or the ability of employees to reach our facilities and patients were interrupted in any material respect due to a natural disaster or other reasons, it could have a significant impact on our business. Furthermore, the impact, or impending threat, of a natural disaster has in the past and may in the future require that we evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients and employees. The impact of disasters and similar events is inherently uncertain. Such events could harm our patients and employees, severely damage or destroy one or more of our facilities, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that we currently cannot predict.

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

If our business and technology systems are compromised and personal or other protected information regarding patients, employees or others with whom we do business is stolen, tampered with or otherwise improperly accessed, our ability to conduct our business and our reputation may be impaired. If personal or other protected information of our patients, employees or others with whom we do business is tampered with, stolen or otherwise improperly accessed, we may incur significant costs to remediate possible injury to the affected persons, compensate the affected persons, pay any applicable fines, or take other action with respect to judicial or regulatory actions arising out of the incident, including under HIPAA, the HITECH Act or any other similar federal or state privacy laws, as applicable.  Any of the foregoing could have a material adverse effect on our financial position, results of operations and liquidity.

Furthermore, while we budget for changes and upgrades to our business and technology systems, it is possible that we may underestimate the actual costs of those changes and upgrades.  Failure to make necessary changes and upgrades due to financial or other concerns could negatively impact the effectiveness of our business and technology systems, as well as our operations and financial performance. The board of directors is kept abreast of significant changes, updates or issues regarding our information systems as the need arises.

We employ a wide range of perimeter, endpoint, infrastructure, and business application controls, and device, email, file and website encryption to limit our risk and exposure.  As our third party software suppliers move the services we use to public cloud services, we are implementing security configurations and conducting appropriate reviews to ensure the protection of our data and compliance with our security policies and business continuity plans.

We conducted annual internal and third party cybersecurity risk assessments with the goal of identifying any areas of exposure, focusing our resources on remediating those risks, and strengthening our overall cybersecurity profile and infrastructure.

Risks Related to Ownership of Our Class A Common Stock

We are subject to the Continued Listing Criteria of the New York Stock Exchange (NYSE), and our failure to satisfy these criteria may result in the delisting of our common stock.

On November 22, 2017, we received written notification from the NYSE that we were not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual (Section 802.01C) because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. On March 1, 2018, we received written notification from the NYSE confirming that we have regained compliance with the continued listing standard after our closing share price on February 28, 2018 and our average closing share price for the 30 trading-day period ending February 28, 2018 both exceeded $1.00.

On March 15, 2019, the closing sales price of our Class A common stock on the NYSE was $1.41 per share. There can be no assurance that our stock price will continue to close above $1.00 per share and we will remain compliant with the Continued Listing Criteria of the NYSE.  If our common stock is ever delisted and we are not able to list our common stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future. There can be no assurance that an active trading market for our common stock will develop or be sustained.

The issuance and subsequent conversion or exercise of debt securities or stock warrants, respectively, into our common stock may dilute the ownership of existing stockholders.

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

A small group of stockholders owns a large quantity of our common stock, thereby potentially exerting significant influence over the Company.

The holders of a majority of the voting power of our common stock had previously entered into a voting agreement governing the election of our directors, which resulted in our being deemed a “controlled company.”  Although the voting agreement expired in 2018 and we are no longer a “controlled company,” ownership of our common stock remains concentrated among certain stockholders. The five largest holders of our common stock beneficially own shares representing approximately 49.3% of the Company’s voting power as of March 15, 2019.  This concentration of ownership could influence matters requiring approval by our stockholders and/or our board of directors, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions.  Accordingly, this concentration of ownership may impact the market price of our common stock. In addition, the interest of our significant stockholders may not always coincide with the interest of our other stockholders. In deciding how to vote on such matters, they may be influenced by interests that conflict with our other stockholders.

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

•  sales of Class B common stock;

•  sales of units by certain significant stockholders and members of our management team;

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2018, our 425 long-term care facilities consisted of 45 which were owned, 359 which were leased, 15 which were managed and six which were joint ventures.  As of December 31, 2018, our operated facilities had a total of 50,957 licensed beds.

The following table provides the facility count and licensed beds by state as of December 31, 2018 for all owned, leased, managed or joint venture skilled nursing and assisted/senior living facilities.

	Owned Facilities		Leased Facilities		Managed Facilities		Joint Venture Facilities		Total Facilities
State	Count	Beds	Count	Beds	Count	Beds	Count	Beds	Count	Beds
Alabama	—	—	9	940	—	—	—	—	9	940
Arizona	—	—	5	722	—	—	—	—	5	722
California	12	1,384	22	2,245	1	150	—	—	35	3,779
Colorado	—	—	10	1,407	—	—	—	—	10	1,407
Connecticut	2	300	19	2,730	—	—	—	—	21	3,030
Delaware	—	—	6	700	—	—	—	—	6	700
Florida	—	—	9	1,120	—	—	—	—	9	1,120
Georgia	3	305	1	148	—	—	—	—	4	453
Idaho	—	—	6	671	—	—	—	—	6	671
Indiana	—	—	—	—	1	88	—	—	1	88
Kentucky	—	—	17	1,580	—	—	—	—	17	1,580
Maine	—	—	11	953	—	—	—	—	11	953
Maryland	3	374	23	2,910	1	140	4	672	31	4,096
Massachusetts	2	225	22	2,819	4	370	1	224	29	3,638
Montana	—	—	3	450	—	—	—	—	3	450
Nevada	1	100	1	190	—	—	—	—	2	290
New Hampshire	1	108	29	3,036	—	—	1	90	31	3,234
New Jersey	5	800	34	4,998	2	279	—	—	41	6,077
New Mexico	2	208	22	2,508	—	—	—	—	24	2,716
North Carolina	2	340	7	837	—	—	—	—	9	1,177
Ohio	—	—	16	2,079	—	—	—	—	16	2,079
Pennsylvania	1	194	32	3,966	6	831	—	—	39	4,991
Rhode Island	1	120	8	1,059	—	—	—	—	9	1,179
Tennessee	—	—	2	259	—	—	—	—	2	259
Utah	—	—	1	120	—	—	—	—	1	120
Vermont	6	630	3	309	—	—	—	—	9	939
Virginia	1	130	2	208	—	—	—	—	3	338
Washington	3	371	5	468	—	—	—	—	8	839
West Virginia	—	—	34	3,092	—	—	—	—	34	3,092
Total	45	5,589	359	42,524	15	1,858	6	986	425	50,957

Skilled nursing	42	5,350	339	40,873	13	1,629	5	896	399	48,748

Assisted/Senior living	3	239	20	1,651	2	229	1	90	26	2,209

Our executive offices are located in Kennett Square, Pennsylvania and we have several other corporate offices, including Andover, Massachusetts; Towson, Maryland; Albuquerque, New Mexico; and Foothill Ranch, California. We own our executive offices in Kennett Square, Pennsylvania.

Item 3. Legal Proceedings

For information regarding certain pending legal proceedings to which we are a party or our property is subject, see Note 22 - “Commitments and Contingencies – Legal Proceedings,” to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

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

Market Information

On March 15, 2019, the closing sales price of our Class A common stock on the NYSE was $1.41 per share. On that date, there were 75 holders of record of our Class A common stock, 10 holders of record of our Class B common stock, and 71 holders of record of our Class C common stock.

Dividend Payment

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

Our 2015 Omnibus Equity Incentive Plan (2015 Plan) provides for the grant of incentive and non-qualified stock options as well as stock appreciation rights, restricted stock, restricted stock units, performance units and shares, and other stock-based awards. Generally, restricted stock unit grants to employees vest over three years. Approximately 50% of our awards to executives and certain employees have performance based criteria that must be met in order for the awards to vest. The Board of Directors may terminate the 2015 Plan at any time. Only shares of our Class A common stock can be issued or transferred pursuant to awards under the 2015 Plan.

Additional information regarding our stock plan activity for fiscal year 2018 and 2017 is provided in the notes to our consolidated financial statements in this annual report. See Note 15 - “Stock-Based Compensation."

The equity compensation plan information set forth in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters"   of this report contains information concerning securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data

We derived the selected historical consolidated financial data below as of and for the years ended December 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this report. We derived the selected historical consolidated financial data as of and for the years ended December 31, 2016, 2015, and 2014 from our consolidated financial statements not included in this report. Historical results are not necessarily indicative of future performance.

Please refer to the information set forth below in conjunction with other sections of this report, including Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated historical financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues (1)	$4,976,650	$5,373,740	$5,732,430	$5,619,224	$4,768,080
Expenses (1)	5,351,490	6,343,339	5,867,943	5,972,249	5,049,587
Loss before income tax (benefit) expense	(374,840)	(969,599)	(135,513)	(353,025)	(281,507)
Income tax (benefit) expense	(2,423)	(10,427)	(17,435)	172,524	(44,022)
Loss from continuing operations	(372,417)	(959,172)	(118,078)	(525,549)	(237,485)
(Loss) income from discontinued operations, net of taxes	—	(32)	27	(1,219)	(14,044)
Net loss	(372,417)	(959,204)	(118,051)	(526,768)	(251,529)
Less net loss (income) attributable to noncontrolling interests	137,186	380,222	54,038	100,573	(2,456)
Net loss attributable to Genesis Healthcare, Inc.	$(235,231)	$(578,982)	$(64,013)	$(426,195)	$(253,985)
Loss per common share:
Weighted-average shares used in computing loss per common share:
Basic	101,007	94,217	89,873	85,755	49,865
Diluted	101,007	94,217	152,532	85,755	49,865
Net loss per common share attributable to Genesis Healthcare, Inc.:
Basic	$(2.33)	$(6.15)	$(0.71)	$(4.97)	$(5.09)
Diluted	(2.33)	(6.15)	(0.82)	(4.97)	(5.09)
Other Financial Data:
Capital expenditures	$(51,152)	$(64,106)	$(93,118)	$(85,723)	$(70,987)
Net cash provided by operating activities	18,584	120,455	68,361	8,618	107,652
Net cash provided by (used in) investing activities	11,876	47,552	(35,106)	(255,504)	(71,743)
Net cash provided by (used in) financing activities	53,178	(172,829)	(65,708)	218,861	14,158

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$20,865	$54,525	$51,408	$61,543	$87,548
Restricted cash and equivalents	121,411	4,113	12,052	34,370	36,390
Working capital (2)	39,038	40,713	201,427	212,828	177,391
Property and equipment and leased facility assets, net	2,887,554	3,413,599	3,765,393	4,085,247	3,493,250
Total assets	4,263,623	4,787,865	5,779,201	6,059,948	5,120,255
Long-term debt, including current installments (recourse)	1,178,981	1,049,321	1,141,987	1,168,128	467,132
Long-term debt, including current installments (non-recourse)	26,483	27,978	29,157	30,507	49,961
Capital lease obligations, including current installments	970,113	1,027,866	999,226	1,055,658	1,005,637
Financing obligations, including current installments	2,734,940	2,931,361	2,869,147	3,065,066	2,912,338
Stockholders' deficit	(2,044,866)	(1,680,132)	(730,188)	(619,387)	(457,490)

(1) The Company adopted ASC 606 effective January 1, 2018, the effects of which have not been reflected in prior periods.  For the year ended December 31, 2018, the Company recorded approximately $95.8 million of implicit price concessions as a direct reduction of net revenues that would have been recorded as expenses prior to the adoption of ASC 606.

(2) Working capital at December 31, 2018 excludes the outstanding revolving credit facility borrowings balance of $105.6 million classified in current installments of long-term debt due to a swinging lockbox arrangement under our asset based lending facilities despite a maturity date of March 6, 2023.

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

Business Overview

Genesis is a healthcare services company that through its subsidiaries owns and operates skilled nursing facilities, assisted/senior living facilities and a rehabilitation therapy business.  We have an administrative service company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services.  We provide inpatient services through 425 skilled nursing, assisted/senior living and behavioral health centers located in 29 states.  Revenues of our owned, leased and otherwise consolidated centers constitute approximately 86% of our revenues.

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

Restructuring Transactions

Overview

During the quarter ended March 31, 2018, we entered into a number of agreements, amendments and new financing facilities further described below in an effort to strengthen significantly our capital structure (the Restructuring Transactions).  In total, the Restructuring Transactions reduced our annual cash fixed charges by approximately $62.0 million beginning in 2018 and provided $70.0 million of additional cash and borrowing availability, increasing our liquidity and financial flexibility.

In connection with the Restructuring Transactions, we entered into a new asset based lending facility agreement, replacing our prior revolving credit facilities, expanding our term loan borrowings, amending our real estate loans with Welltower Inc. (Welltower) while refinancing some of those loan amounts through new real estate loans.  The new asset based lending facility agreement and real estate loans are financed through MidCap Funding IV Trust and MidCap Financial Trust (collectively, MidCap), respectively.  For further information on these debt refinancings, see Note 11 – “Long-Term Debt.”  Also in connection with the Restructuring Transactions, we amended the financial covenants in all of our material loan agreements and all but two of our material master leases.  Financial covenants beginning in 2018 were amended to account for changes in our capital structure as a result of the Restructuring Transactions and to account for the current business climate.

Welltower Master Lease Amendment

On February 21, 2018, we entered into a definitive agreement with Welltower to amend the Welltower Master Lease (the Welltower Master Lease Amendment).  The Welltower Master Lease Amendment reduces our annual base rent payment by $35.0 million effective retroactively as of January 1, 2018, reduces the annual rent escalator from approximately 2.9% to 2.5% on April 1, 2018 and further reduces the annual rent escalator to 2.0% beginning January 1, 2019.  In addition, the Welltower Master Lease Amendment extends the initial term of the master lease by five years to January 31, 2037 and extends the renewal term of the master lease by five years to December 31, 2048.  The Welltower Master Lease Amendment also provides a potential upward rent reset, conditioned upon achievement of certain upside operating metrics, effective January 1, 2023.  If triggered, the incremental annual rent from the rent reset is capped at $35.0 million.

Omnibus Agreement

On February 21, 2018, we entered into an Omnibus Agreement with Welltower and Omega Healthcare Investors, Inc. (Omega), pursuant to which Welltower and Omega committed to provide up to $40.0 million in new term loans and amend the current term loan agreement to, among other things, accommodate a refinancing of our existing asset based credit facility, in each case subject to certain conditions, including the completion of a restructuring of certain of our other material debt and lease obligations.

The Omnibus Agreement also provides that upon satisfying certain conditions, including raising new capital that is used to pay down certain indebtedness owed to Welltower and Omega, (a) $50.0 million of outstanding indebtedness owed to Welltower will be written off and (b) we may request conversion of not more than $50.0 million of the outstanding balance of our Welltower Real Estate Loans into equity.  If the proposed equity conversion would result in any adverse REIT qualification, status or compliance consequences to Welltower, then the debt that would otherwise be converted to equity shall instead be converted into a loan incurring paid in kind interest at 2% per annum compounded quarterly, with a term of ten years commencing on the date the applicable conditions precedent to the equity conversion have been satisfied.  Moreover, we agreed to support Welltower in connection with the sale of certain of Welltower’s interests in facilities covered by the Welltower Master Lease, including negotiating and entering into definitive new master lease agreements with third party buyers. As of December 31, 2018, the conditions described above have not been satisfied.

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

Divestiture of Non-Strategic Facilities

2017 Divestitures

For the year ended December 31, 2017, we divested the operations of 30 skilled nursing facilities and the real and personal property of five skilled nursing facilities leased to a third party operator.  These divestitures resulted in net losses of $16.2 million, which are included in other (income) loss on the consolidated statements of operations.  See Note 19 – “Other (Income) Loss.”  Below is a summary of each divestiture event.

On February 1, 2017, we divested two skilled nursing facilities located in Georgia at the expiration of their respective lease terms.  The two skilled nursing facilities had annual revenue of $10.6 million and pre-tax net loss of $0.4 million.  We recognized a loss of $0.7 million.

On March 14, 2017, we completed the divestiture of four skilled nursing facilities located in Massachusetts that were subject to a master lease agreement with Omega.  These facilities, along with two other facilities that were divested previously and subleased to a third-party operator, were sold and terminated from the master lease resulting in an annual rent credit of $1.2 million.  The master lease termination resulted in a capital lease net asset and obligation write-down of $14.9 million.  The four skilled nursing facilities had annual revenue of $26.7 million and pre-tax net income of $1.2 million.  We recognized a loss of $1.4 million.

On April 1, 2017, we divested a skilled nursing facility located in Tennessee. The skilled nursing facility was subject to a master lease agreement with Sabra Health Care REIT, Inc. (Sabra) and had annual revenue of $7.4 million and pre-tax net income of $0.5 million.  We recognized a loss of $0.8 million.

On April 1, 2017, we divested 18 skilled nursing facilities (16 owned and two leased) located in Kansas, Missouri, Nebraska and Iowa.  The 18 skilled nursing facilities had annual revenue of $110.1 million, pre-tax net loss of $10.7 million and total assets of $91.6 million.  Sale proceeds of approximately $80 million, net of transaction costs, were used principally to repay the indebtedness of the skilled nursing facilities.  We recognized a loss of $6.5 million.  The 16 owned skilled nursing facilities qualified and were presented as assets held for sale at December 31, 2016.  One of the leased skilled nursing facilities was subleased to a new operator resulting in a loss associated with a cease to use asset of $4.1 million.

On June 1, 2017, we divested one skilled nursing facility located in North Carolina. The skilled nursing facility was subject to an expiring lease agreement and had annual revenue of $6.4 million and pre-tax net loss of $1.0 million.  We recognized a loss of $0.5 million.

On July 10, 2017, we divested one skilled nursing facility located in Colorado. The skilled nursing facility was subject to a master lease agreement with Sabra and had annual revenue of $5.7 million and pre-tax net loss of $2.2 million.  We recognized a loss of $0.5 million.

On September 28, 2017, we closed one skilled nursing facility located in California. The skilled nursing facility was subject to a master lease agreement with Sabra until its sale in 2018 and had annual revenue of $6.9 million and pre-tax net loss of $1.6 million.  We recognized a loss of $0.1 million.

On October 1, 2017, we divested two skilled nursing facilities located in Georgia.  The two skilled nursing facilities were subject to a master lease agreement with Sabra and had annual revenue of $15.5 million and pre-tax net loss of $3.0 million.  We recognized a loss of $1.8 million.

On December 22, 2017, we completed the divestiture of five skilled nursing facilities located in California.  We owned the real and personal property of these five skilled nursing facilities, but leased the skilled nursing facilities to a third party operator.  These five skilled facilities had annual rental income of $4.0 million and pre-tax net income of $2.7 million.  We recognized a gain of $0.2 million.

2018 Divestitures

For the year ended December 31, 2018, we divested the operations of 54 skilled nursing facilities and one assisted/senior living facility.  These divestitures resulted in net gains of $34.8 million, which are included in other (income) loss on the consolidated statements of operations.  See Note 19 – “Other (Income) Loss.”  Below is a summary of each divestiture event.

On February 28, 2018, we closed one leased skilled nursing facility located in Massachusetts.  The facility remains subject to a master lease with Welltower until the facility is sold.  The facility generated annual revenues of $9.0 million and pre-tax net loss of $2.7 million.  The closure resulted in a loss of $0.3 million.

On April 1, 2018, we divested five skilled nursing facilities.  All five of the skilled nursing facilities, three located in Massachusetts and two located in Kentucky, were terminated from their respective master lease agreements with Sabra.  The five skilled nursing facilities generated annual revenues of $28.5 million and pre-tax net loss of $2.9 million.  On May 4, 2018, Sabra completed the sale and lease termination of one skilled nursing facility in California that had been closed in 2017.  We recognized a gain on the write off of certain lease liabilities of $2.1 million offset by a loss on exit costs of $1.5 million on the six skilled nursing facilities.

On June 1, 2018, we divested one leased skilled nursing facility located in California upon the lease’s expiration.  The facility generated annual revenues of $8.0 million and pre-tax net loss of $1.6 million.  The divestiture resulted in a loss of $0.9 million.

On June 1, 2018 and on June 13, 2018, Second Spring Healthcare Investments (Second Spring) completed the sale and lease termination of eight skilled nursing facilities located in Pennsylvania and four skilled nursing facilities located in New Jersey, respectively.  The combined 12 skilled nursing facilities generated annual revenues of $146.2 million and pre-tax net loss of $19.3 million.  As a result of the sale and lease termination, we recognized a capital lease net asset and obligation write-down of $16.8 million, a financing obligation net asset write-down of $113.3 million and a financing obligation write-down of $134.5 million.  The resulting gain of $21.3 million was offset by $6.9 million of exit costs.  We accelerated depreciation expense of $5.3 million on the property and equipment sold.  On August 1, 2018, Second Spring completed the sale and lease termination of one skilled nursing facility located in

Pennsylvania.  The skilled nursing facility generated annual revenues of $15.7 million and pre-tax net loss of $1.9 million.  As a result of the sale and lease termination, we recognized a financing obligation net asset and a financing obligation write-down of $12.8 million.  In addition, we recognized exit costs of $0.8 million and accelerated depreciation expense of $0.8 million on the property and equipment sold.

On July 1, 2018, we divested one behavioral outpatient clinic located in California upon the lease’s expiration.  The clinic generated annual revenues of $4.5 million and pre-tax net loss of $0.5 million.  The divestiture resulted in a loss of $0.2 million.

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

On September 7, 2018, Sabra completed the sale and lease termination of one skilled nursing facility located in Ohio. The skilled nursing facility generated annual revenues of $3.2 million and pre-tax net loss of $0.8 million.  As a result of the sale, we will receive an annual rent credit of $0.6 million.  The costs associated with this sale and lease termination were $0.1 million.

On October 1, 2018, we sold 15 owned and one leased skilled nursing facilities in Texas.  Sale proceeds of approximately $89.4 million, net of transaction costs, were used principally to repay the indebtedness of the skilled nursing facilities.  We recognized a gain of $3.4 million on the sale of real property and derecognition of financing lease assets and obligations offset by a loss of $3.0 million for exit costs.  Debt premiums and issuance costs of $9.4 million associated with underlying HUD loans were written off as a gain on early extinguishment of debt.

On November 1, 2018, we divested the operations of the remaining seven skilled nursing facilities in Texas.  We remain the owner of the corresponding real property as of December 31, 2018, which is classified as assets held for sale in the consolidated balance sheets. See Note 21 – “Assets Held for Sale.” We recognized a loss of $1.6 million on the exit of operations.

On November 1, 2018, we divested four leased skilled nursing facilities located in Idaho and Montana that had been owned and leased to us by Sabra.  The facilities generated annual revenues of $28.7 million and pre-tax net income of $3.1 million.  We recognized a gain on the write off of certain lease liabilities of $0.9 million offset by a loss on exit costs of $1.1 million.

On November 1, 2018, we divested one owned assisted living facility located in Nevada for a sales price of $2.2 million.  Net proceeds of $1.9 million were used to pay down indebtedness.  The facility generated annual revenues of $1.3 million and pre-tax net loss of $0.2 million.  The sale resulted in no material gain or loss.

On December 1, 2018, we divested one leased skilled nursing facility located in Georgia receiving an annual rent credit of $0.3 million.  The facility generated annual revenues of $6.8 million and pre-tax net income of $0.2 million.  We recognized a loss of $0.5 million.

At December 31, 2018, we recorded a loss of $1.9 million for exit costs associated with the pending closure of certain clinics associated with our rehabilitation services business.

Acquisitions

On November 1, 2018, we acquired the operations of eight skilled nursing facilities and one assisted living facility in New Mexico and Arizona.  The nine new facilities have approximately 1,000 beds and generate approximate annual net revenue of $60 million.  The facilities are leased from Omega.  Four of the facilities have been classified as capital leases resulting in a capital lease asset and obligation gross up of $14.6 million.  The remaining five facilities will be classified as operating leases.  We expect no material impact to pre-tax net income in 2019.

Lease Amendments and Terminations

Gains, losses and termination charges associated with master lease terminations and amendments are recorded as non-recurring charges.  These amendments and terminations resulted in net losses of $21.9 million and net gains of $7.7 million for the years ended December 31, 2018 and 2017, respectively.  These gains and losses are included in other (income) loss on the consolidated statements of operations.

Omega Amendment

On December 22, 2017, we amended our master lease agreement with Omega.  We received $10.0 million, which has been recorded as a capital lease obligation and is to be repaid over the term of the master lease at an initial annual rate of 9%.  In addition, the master lease term was extended four years and we issued Omega a stock warrant to purchase 900,000 shares of Company stock at an exercise price of $1.00 per share, exercisable beginning August 1, 2018 and ending December 31, 2022.  The master lease amendment resulted in a capital lease asset and obligation gross up of $20.3 million.

Sabra Amendment and Terminations

We entered into a definitive agreement with Sabra resulting in permanent and unconditional annual cash rent savings of $19 million effective January 1, 2018.  Sabra has pursued, and we have supported, its previously announced sale of our leased assets.  At the closing of such sales, we have entered into lease agreements with new landlords for a majority of the assets currently leased with Sabra.  Since December 22, 2017, Sabra has completed the sale of 54 facilities to third party landlords in which Genesis has entered into new lease agreements.  Those transactions are summarized below.

On December 22, 2017, Sabra completed the sale of 20 of our leased assets in Kentucky, Ohio and Indiana.  As a result of the sale, we received from Sabra an annual rent credit of $9.3 million for the remainder of the lease term.  We continue to operate these facilities with a new landlord.  The new lease has a ten-year initial term, one five-year renewal option and initial annual rent of $9.3 million. As a result of the sale, we recognized accelerated depreciation expense of $9.5 million on the property and equipment sold and a gain on the write off of certain lease liabilities of $7.7 million.

On June 1, 2018, Sabra completed the sale and lease termination of 12 skilled nursing facilities located in Florida and New Hampshire.  As a result of the sale, we received from Sabra an annual rent credit of $12.0 million for the remainder of the lease term.  We continue to operate these facilities under a new lease with a new landlord, Next Healthcare Capital (Next). See Note 17 – “Related Party Transactions.”  As a result of the sale, we recognized accelerated depreciation expense of $6.0 million on the property and equipment sold and a gain on the write off of certain lease liabilities of $7.0 million.

On June 29, 2018, Sabra completed the sale and lease termination of eight skilled nursing facilities and one assisted/senior living facility located in seven different states.  As a result of the sale, we received from Sabra an annual rent credit of $7.4 million for the remainder of the lease term.  We continue to operate these facilities under a lease agreement with a new landlord.  The new lease has a ten-year initial term, one five-year renewal option and initial annual rent of $7.4 million.  As a result of the sale, we recognized accelerated depreciation expense of $3.6 million on the property and equipment sold and a gain on the write off of certain lease liabilities of $2.9 million.

On December 12, 2018, Sabra completed the sale and lease termination of four skilled nursing facilities located in New Mexico, Colorado and California.  As a result of the sale, we received from Sabra an annual rent credit of $3.4 million for the remainder of the lease term.  We continue to operate these facilities under a lease agreement with a new landlord.  The new lease has a 9.5 year initial term, one five-year renewal option and initial annual rent of $3.4 million  As a result of the sale, we recognized accelerated depreciation expense of $4.6 million on the property and equipment sold and a gain on the write off of certain lease liabilities of $0.9 million.

On December 21, 2018, Sabra completed the sale and lease termination of nine skilled nursing facilities located in Connecticut.  As a result of the sale, we received from Sabra an annual rent credit of $3.3 million for the remainder of the lease term.  We continue to operate these facilities under a lease agreement with a new landlord.  The new lease has a ten-year initial term, one five-year renewal option and initial annual rent of $3.3 million  As a result of the sale, we recognized accelerated depreciation expense of $2.8 million on the property and equipment sold and a gain on the write off of certain lease liabilities of $5.3 million.

As a result of the amendments and lease terminations noted above, we recorded a lease termination charge of $34.1 million in the year ended December 31, 2018, with an offsetting obligation recorded in other long-term liabilities.  The charge represents the discounted residual rents we will continue to pay Sabra on the skilled nursing facilities that have been terminated due to either divestiture or sale to a new landlord.  On an undiscounted basis, we are obligated to pay Sabra approximately $41.0 million as of December 31, 2018. This obligation will be repaid over a period of approximately 4 years ending in 2023.

Other Amendments

In early April 2018, we negotiated the extensions of four separate lease agreements resulting in the derecognition of certain lease assets totaling $1.9 million.

The cease to use asset associated with a leased facility divestiture initially recorded at April 1, 2017, disclosed above, was further adjusted in the year ended December 31, 2018 to reflect changes in the sublease assumption resulting in an additional $2.0 million in losses recorded.

Settlement Agreement

See Note 22 – “Commitments and Contingencies – Legal Proceedings” for further description of the matters discussed below.

On June 9, 2017, we and the Department of Justice (DOJ) entered into a settlement agreement regarding four matters arising out of the activities of Skilled Healthcare Group, Inc. (Skilled) or Sun Healthcare Group, Inc. (Sun) prior to their operations becoming part of our operations (collectively, the Successor Matters).  The four matters are: the Creekside Hospice Litigation, the Therapy Matters Investigation, the Staffing Matters Investigation and the SunDance Part B Therapy Matter.  We agreed to the settlement in order to resolve the allegations underlying the Successor Matters and to avoid the uncertainty and expense of litigation.

The settlement agreement calls for payment of a collective settlement amount of $52.7 million (the Settlement Amount), including separate Medicaid repayment agreements with each affected state Medicaid program.   We will remit the Settlement Amount over a period of five (5) years.  The remaining outstanding Settlement Amount at December 31, 2018 is $37.4 million, of which $11.8 million is recorded in accrued expenses and $25.6 million is recorded in other long-term liabilities.

Critical Accounting Policies

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), which requires us to consolidate company financial information and make informed estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in our consolidated financial statements relate to valuation of accounts receivable, self-insured liabilities, income taxes, long-lived assets and goodwill, and other contingencies.  Actual results could differ from those estimates.

Revenue Recognition

We adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), effective January 1, 2018, using the modified retrospective transition method. There was no cumulative effect on the opening balance of accumulated deficit as a result of adopting the standard as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 5 – “Net Revenues and Accounts Receivable.”

Accounts Receivable

Our accounts receivable are primarily comprised of amounts due from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care providers that utilize our rehabilitation therapy and other services. We evaluate the valuation of accounts receivable based on analysis of historical collection trends, as well as our understanding of the nature and collectibility of accounts based on their age and other factors.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less when purchased and therefore, approximate fair value. Our available cash is held in accounts at commercial banking institutions.  We currently have bank deposits with commercial banking institutions that exceed Federal Deposit Insurance Corporation insurance limits.

Restricted Cash and Equivalents

Restricted cash and equivalents includes cash and money market funds held by our wholly owned captive insurance subsidiary, which are substantially restricted to securing outstanding claims losses.  Further, restricted cash and equivalents includes cash proceeds received under our asset based lending facilities (the ABL Credit Facilities) that are pledged to cash collateralize letters of credit previously issued under our retired revolving credit facilities, as well as cash account balances subject to deposit account control agreements that were sprung under the ABL Credit Facilities resulting in the majority of our cash accounts reclassified as restricted.  See Note 11 – “Long-Term Debt – Asset Based Lending Facilities.”  The restricted cash and equivalents balances at December 31, 2018 and 2017 were $121.4 million and $4.1 million, respectively.

Restricted Investments in Marketable Securities

Restricted investments in marketable securities primarily consist of fixed interest rate securities that are considered to be available-for-sale and accordingly are reported at fair value with unrealized gains and losses, net of related tax effects, included within accumulated other comprehensive loss, a separate component of stockholders’ deficit.  Fair values for fixed interest rate securities are based on quoted market prices.

A decline in the market value of any security below cost that is deemed other-than-temporary is charged to income, resulting in the establishment of a new cost basis for the security.  Realized gains and losses for securities classified as available-for-sale are derived using the specific identification method for determining the cost of securities sold.

The restricted investments in marketable securities balances at December 31, 2018 and 2017 were $136.2 million and $126.1 million, respectively.

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

Total depreciation expense for the years ended December 31, 2018 and 2017 was $210.0 million and $238.2 million, respectively.

Impairment of Long-Lived Assets

Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less costs to sell.  See Note 20 – “Asset Impairment Charges.”

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations.  We test goodwill on an annual basis and between annual tests if events occur or circumstances exist that would reduce the fair value of a reporting unit below its carrying amount.  We perform our annual goodwill impairment assessment for our reporting units as of September 30 of each year.  We first assess qualitative factors to determine whether it is necessary to perform quantitative goodwill impairment testing.  If determined necessary, we apply the quantitative impairment test to identify and measure the amount of impairment, if any.  See Note 10 – “Goodwill and Identifiable Intangible Assets” and Note 20 – “Asset Impairment Charges.”

Definite-lived intangible assets consist of management contracts, customer relationships and favorable leases.  These assets are amortized in accordance with the authoritative guidance for intangible assets using the straight-line method over their estimated useful lives. These assets are tested for impairment consistent with the our long-lived assets.  Indefinite-lived intangible assets consist of trade names.  We test indefinite-lived intangible assets for impairment on an annual basis or more frequently if events occur or circumstances exist that would indicate that the carrying amount of the intangible asset may not be recoverable. See Note 10 – “Goodwill and Identifiable Intangible Assets” and Note 20 – “Asset Impairment Charges.”

Self-Insurance Reserves

We provide for self-insurance reserves for both general and professional liability and workers’ compensation claims based on estimates of the ultimate costs for both reported claims and claims incurred but not reported.  Estimated losses from asserted and incurred but not reported claims are accrued based on our estimate of the ultimate costs of the claims, which include costs associated with litigating or settling claims, and the relationship of past reported incidents to eventual claims payments.  All relevant information, including our own historical experience, the nature and extent of existing asserted claims and reported incidents, and independent actuarial analyses of this information is used in estimating the expected amount of claims.  The reserves for loss for workers’ compensation risks are discounted based on actuarial estimates of claim payment patterns whereas the reserves for general and professional liability are recorded on an undiscounted basis.  We also consider amounts that may be recovered from excess insurance carriers in estimating the ultimate net liability for such risks.  See Note 22 – “Commitments and Contingencies – Loss Reserves For Certain Self-Insured Programs – General and Professional Liability and Workers’ Compensation.”

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

Capital Leases

Lease arrangements are capitalized when such leases convey substantially all the risks and benefits incidental to ownership.  Capital leases are amortized over either the lease term or the life of the related assets, depending upon available purchase options and lease renewal features.  Amortization of capital lease obligations is included in the consolidated statements of operations within interest expense. Amortization related to capital leases is included in the consolidated statements of operations within depreciation and amortization expense. See Note 12 – “Lease and Lease Commitments.”

Operating Leases

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as lease expense on a straight-line basis over the applicable lease terms, including any periods during which we have use of the property but are not charged rent by a landlord.  A majority of our leases, provide for rent escalations and renewal options.

When we purchase businesses that have lease agreements accounted for as operating leases, we recognize the fair value of the lease arrangements as either favorable or unfavorable and record these amounts as other identifiable intangible assets or other long-term liabilities, respectively.  Favorable and unfavorable leases are amortized to lease expense on a straight-line basis over the remaining term of the leases.  See Note 12 – “Lease and Lease Commitments.”

Sale/Leaseback Financing Obligation

Prior to recognition as a sale, or profit/loss thereon, sale/leaseback transactions are evaluated to determine if their terms transfer all of the risks and rewards of ownership as demonstrated by the absence of any other continuing involvement by the seller-lessee.  A sale/leaseback transaction that does not qualify for sale/leaseback accounting because of any form of continuing involvement by the seller-lessee is accounted for as a financing transaction.  Under the financing method: (1) the assets and accumulated depreciation remain on the consolidated balance sheet and continue to be depreciated over the remaining useful lives; (2) no gain is recognized; and (3) proceeds received by us from these transactions are recorded as a financing obligation.  See Note 13 – “Financing Obligations.”

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

In developing estimates of fair values for long-lived assets, we utilize a variety of factors including market data, cash flows, growth rates, and replacement costs.  Determining the fair value for specifically identified intangible assets involves significant judgment, estimates and projections related to the valuation to be applied to intangible assets such as favorable leases, customer relationships, management contracts and trade names.  The subjective nature of management’s assumptions increases the risk associated with estimates surrounding the projected performance of the acquired entity.  In transactions where significant judgment or other assumptions could have a material impact on the conclusion, we engage third party specialists to assist in the valuation of the acquired assets and liabilities.  Additionally, as we amortize definite-lived acquired intangible assets over time, the purchase accounting allocation directly impacts the amortization expense recorded on the financial statements.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers and all related amendments, which serves to supersede most existing revenue recognition guidance, including guidance specific to the healthcare industry. ASC 606 provides a principles-based framework for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted ASC 606 effective January 1, 2018 using the modified retrospective transition method.  There was no cumulative effect on the opening balance of accumulated deficit as a result of adopting the standard as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 5 – “Net Revenues and Accounts Receivable.”

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which is intended to improve the recognition and measurement of financial instruments. The new guidance requires equity investments be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values; eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value; and requires separate presentation of financial assets and financial liabilities by measurement category.  We adopted the new guidance effective January 1, 2018.  The adoption of ASU 2016-01 did not have a material impact on our consolidated financial condition and results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which addresses how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. We adopted the new guidance effective January 1, 2018.  Upon assessment of the cash flow issues subject to amendment, the adoption of ASU 2016-15 did not have a material impact on our consolidated statements of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  We adopted the new guidance effective January 1, 2018.  To better accommodate the adoption of ASU 2016-18, we have elected to separately disclose restricted cash on our consolidated balance sheets for all periods presented. The adoption of ASU 2016-18 did not have a material impact on our consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combination (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted the new guidance effective January 1, 2018.  The adoption of ASU 2017-01 did not have a material impact on our consolidated financial condition and results of operations.

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.  The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (Tax Act).  The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations.  Additionally, this ASU discusses required disclosures that an entity must make with regard to the Tax Act.  This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded.  We have adopted this standard as of January 1, 2018 and will continue to evaluate indicators that may give rise to a change in our tax provision as a result of the Tax Act. Under the provisions of ASU 2018-05, the measurement period to determine reasonable tax positions regarding the provisions of the Tax Act cannot exceed 12 months from the enactment period of the legislation.  The Tax Act was enacted on December 22, 2017.  We applied this guidance in the calculation of our year ended December 31, 2017 tax provision.  In the calculation of our year ended December 31, 2018 tax provision, we calculated final determinations for the tax positions under the Tax Act that we previously made reasonable estimates for within our year ended December 31, 2017 tax provision.

Recently Issued Accounting Pronouncements

In February 2016, the FASB established ASC Topic 842, Leases (Topic 842), by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

We adopted the new standard on January 1, 2019. We elected the option to apply the transition requirements in Topic 842 at the effective date of January 1, 2019 with the effects of initially applying Topic 842 recognized as a cumulative-effect adjustment to accumulated deficit in the period of adoption.  Consequently, financial information has not been updated and the disclosures required under the new standard have not been provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We have elected the ‘package of practical expedients’, which permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to us.

The new standard will have a material effect on our consolidated financial statements. The most significant effects of adoption relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for real estate operating leases; (2) the derecognition of existing assets and liabilities for sale-leaseback transactions (including those arising from build-to-suit lease arrangements for which construction is complete and we are leasing the constructed asset) that currently do not qualify for sale accounting; and (3) providing significant new disclosures about our leasing activities.

Upon adoption, we expect to:

•

Recognize additional operating lease liabilities of approximately $0.6 billion based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We expect to recognize corresponding ROU assets of approximately $0.5 billion based on the operating lease liabilities, adjusted for existing straight-line lease liabilities, existing assets and liabilities related to favorable and unfavorable terms of operating leases previously recognized in respect of business combinations, and the impairment of the ROU assets. The resulting impact of approximately $0.1 billion associated with this change in accounting will be recognized as an increase to opening accumulated deficit as of January 1, 2019.

•

Derecognize existing financing obligations of $2.7 billion and existing property and equipment of $1.7 billion. We will recognize new operating lease liabilities and corresponding ROU assets of approximately $1.9 billion on our balance sheet for the associated leases. The resulting net impact of approximately $1.0 billion associated with this change in accounting will be recognized as a reduction to opening accumulated deficit as of January 1, 2019.

The new standard also provides practical expedients for an entity’s ongoing accounting. We will elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify the disproportionate income tax effects of the Tax Act on items within accumulated other comprehensive income (loss) to accumulated deficit. These disproportionate income tax effect items are referred to as "stranded tax effects."  Amendments in this update only relate to the reclassification of the income tax effects of the Tax Act.  Other accounting guidance that requires the effect of changes in tax laws or rates to be included in net income from continuing operations is not affected by this update.  ASU 2018-02 is effective for us beginning January 1, 2019 and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized.  The adoption of ASU 2018-02 will not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which simplifies the fair value measurement disclosure requirements. The standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the effect that the standard will have on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets, such as available-for-sale debt securities. The standard replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased.  The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted for fiscal years beginning after December 15, 2018.  We are currently evaluating the effect that the standard will have on our consolidated financial statements and related disclosures.

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

“Therapist Efficiency” is computed by dividing billable labor minutes related to patient care by total labor minutes for the period.

Key performance and valuation measures for our businesses are set forth below, followed by a comparison and analysis of our financial results:

	Year ended December 31,
	2018	2017
Financial Results (in thousands)
Net revenues	$4,976,650	$5,373,740
EBITDA	309,794	(214,431)
Adjusted EBITDAR	603,934	632,381
Adjusted EBITDA	474,075	484,856
Net loss attributable to Genesis Healthcare, Inc.	(235,231)	(578,982)

INPATIENT SEGMENT:

	Year ended December 31,
	2018	2017
Occupancy Statistics - Inpatient
Available licensed beds in service at end of period	48,859	54,696
Available operating beds in service at end of period	47,020	52,602
Available patient days based on licensed beds	17,705,185	19,966,080
Available patient days based on operating beds	17,073,587	19,243,523
Actual patient days	14,587,970	16,352,103
Occupancy percentage - licensed beds	82.4%	81.9%
Occupancy percentage - operating beds	85.4%	85.0%
Skilled mix	18.9%	19.6%
Average daily census	39,967	44,800
Revenue per patient day (skilled nursing facilities)
Medicare Part A	$526	$526
Insurance	455	458
Private and other	352	327
Medicaid	226	219
Medicaid (net of provider taxes)	206	200
Weighted average (net of provider taxes)	$275	$272
Patient days by payor (skilled nursing facilities)
Medicare	1,516,655	1,827,828
Insurance	1,080,193	1,206,602
Total skilled mix days	2,596,848	3,034,430
Private and other	815,475	1,022,755
Medicaid	10,372,459	11,478,412
Total Days	13,784,782	15,535,597
Patient days as a percentage of total patient days (skilled nursing facilities)
Medicare	11.0%	11.8%
Insurance	7.9%	7.8%
Skilled mix	18.9%	19.6%
Private and other	5.9%	6.6%
Medicaid	75.2%	73.8%
Total	100.0%	100.0%
Facilities at end of period
Skilled nursing facilities
Leased	339	360
Owned	42	44
Joint Venture	5	5
Managed *	13	35
Total skilled nursing facilities	399	444
Total licensed beds	48,748	54,625
Assisted/Senior living facilities:
Leased	20	19
Owned	3	4
Joint Venture	1	1
Managed	2	2
Total assisted/senior living facilities	26	26
Total licensed beds	2,209	2,209
Total facilities	425	470

Total Jointly Owned and Managed— (Unconsolidated)	15	15

REHABILITATION THERAPY SEGMENT**:

	Year ended December 31,
	2018	2017
Revenue mix %:
Company-operated	37%	37%
Non-affiliated	63%	63%
Sites of service (at end of period)	1,295	1,472
Revenue per site	$631,272	$615,727
Therapist efficiency %	68%	67%

* 2017 includes 20 facilities located in Texas for which the real estate was owned by Genesis.

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

We adjust EBITDA for the following items:

•

Loss (gain) on early extinguishment of debt. We recognize gains or losses on the early extinguishment of debt when we refinance our debt prior to its original term, requiring us to write-off any unamortized deferred financing fees.  We exclude the effect of gains or losses recorded on the early extinguishment of debt because we believe these gains and losses do not accurately reflect the underlying performance of our operating businesses.

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

•

Customer receivership and other related charges. In the year ended December 31, 2017, we excluded the non-cash costs related to a $55.0 million related party customer account impairment charge and $35.9 million of charges related to customer receivership proceedings and the related respective write-down of unpaid accounts receivable.  We believe these charges are caused by the challenging operating environment, particularly for highly levered customers of our rehabilitation therapy business.  Accordingly, we believe these costs do not accurately reflect the underlying performance of our operating businesses.

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

(2)

Other non-recurring costs – In the year ended December 31, 2018, we excluded $13.0 million of costs attributable to the write down of receivables in our non-core physician services business and the impairment of unrealized incentives associated with a government program rewarding the meaningful use of technology in delivery of healthcare.  This incentive was estimated to be earned and recognized between 2015 and 2016 within our physician services line of business.  In the year ended December 31, 2017, we excluded $3.8 million of costs primarily incurred in connection with the removal of a non-cash actuarially developed discount related to the settlement of workers’ compensation claims for policy years 2012 and prior.  We do not believe the excluded costs are recurring or reflect the underlying performance of our operating businesses.

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

The following table provides a reconciliation of the non-GAAP valuation measurement Adjusted EBITDAR from net loss attributable to Genesis Healthcare, Inc., the most directly comparable financial measure presented in accordance with GAAP (in thousands):

	Year ended December 31,
	2018	2017

Net loss attributable to Genesis Healthcare, Inc.	$(235,231)	$(578,982)
Adjustments to compute Adjusted EBITDAR:
Loss from discontinued operations, net of taxes	—	32
Net loss attributable to noncontrolling interests	(137,186)	(380,222)
Depreciation and amortization expense	220,896	255,786
Interest expense	463,738	499,382
Income tax benefit	(2,423)	(10,427)
Lease expense	129,859	147,525
Loss (gain) on early extinguishment of debt	391	(6,566)
Other (income) loss	(12,920)	8,473
Transaction costs	31,953	14,325
Customer receivership and other related charges	—	90,864
Long-lived asset impairments	104,997	191,375
Goodwill and identifiable intangible asset impairments	3,538	360,046
Severance and restructuring	9,024	5,043
Losses of newly acquired, constructed, or divested businesses	5,148	20,544
Stock-based compensation	8,820	9,621
Regulatory defense related costs (1)	609	1,798
Other non-recurring costs (2)	12,721	3,764
Adjusted EBITDAR	$603,934	$632,381

The following table provides a reconciliation of the non-GAAP performance measurement EBITDA and Adjusted EBITDA from net loss attributable to Genesis Healthcare, Inc., the most directly comparable financial measure presented in accordance with GAAP (in thousands):

	Year ended December 31,
	2018	2017

Net loss attributable to Genesis Healthcare, Inc.	$(235,231)	$(578,982)
Adjustments to compute EBITDA:
Loss from discontinued operations, net of taxes	—	32
Net loss attributable to noncontrolling interests	(137,186)	(380,222)
Depreciation and amortization expense	220,896	255,786
Interest expense	463,738	499,382
Income tax benefit	(2,423)	(10,427)
EBITDA	309,794	(214,431)
Adjustments to compute Adjusted EBITDA:
Loss (gain) on early extinguishment of debt	391	(6,566)
Other (income) loss	(12,920)	8,473
Transaction costs	31,953	14,325
Customer receivership and other related charges	—	90,864
Long-lived asset impairments	104,997	191,375
Goodwill and identifiable intangible asset impairments	3,538	360,046
Severance and restructuring	9,024	5,043
Losses of newly acquired, constructed, or divested businesses	5,148	20,544
Stock-based compensation	8,820	9,621
Regulatory defense related costs (1)	609	1,798
Other non-recurring costs (2)	12,721	3,764
Adjusted EBITDA	$474,075	$484,856

Additional lease payments not included in GAAP lease expense	$299,132	$344,520
Total cash lease payments made pursuant to operating leases, capital leases and financing obligations	428,991	492,045

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

A summary of our results of operations for the year ended December 31, 2018 as compared with the same period in 2017 follows (in thousands, except percentages):

	Year ended December 31,
	2018		2017		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$4,195,596	84.3%	$4,522,738	84.1%	$(327,142)	(7.2)%
Assisted/Senior living facilities	95,571	1.9%	96,109	1.8%	(538)	(0.6)%
Administration of third party facilities	8,733	0.2%	8,991	0.2%	(258)	(2.9)%
Elimination of administrative services	(3,027)	—%	(1,536)	—%	(1,491)	97.1%
Inpatient services, net	4,296,873	86.4%	4,626,302	86.1%	(329,429)	(7.1)%

Rehabilitation therapy services:
Total therapy services	889,069	17.9%	983,370	18.3%	(94,301)	(9.6)%
Elimination intersegment rehabilitation therapy services	(341,155)	(6.9)%	(379,764)	(7.1)%	38,609	(10.2)%
Third party rehabilitation therapy services	547,914	11.0%	603,606	11.2%	(55,692)	(9.2)%

Other services:
Total other services	161,038	3.2%	166,098	3.1%	(5,060)	(3.0)%
Elimination intersegment other services	(29,175)	(0.6)%	(22,266)	(0.4)%	(6,909)	31.0%
Third party other services	131,863	2.6%	143,832	2.7%	(11,969)	(8.3)%

Net revenues	$4,976,650	100.0%	$5,373,740	100.0%	$(397,090)	(7.4)%

	Year ended December 31,
	2018		2017		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
EBITDA:
Inpatient services	$394,286	9.2%	$(22,408)	(0.5)%	$416,694	(1,859.6)%
Rehabilitation therapy services	101,774	11.4%	(21,690)	(2.2)%	123,464	(569.2)%
Other services	(10,618)	(6.6)%	593	0.4%	(11,211)	(1,890.6)%
Corporate and eliminations	(175,648)	—%	(170,926)	—%	(4,722)	2.8%
EBITDA	$309,794	6.2%	$(214,431)	(4.0)%	$524,225	(244.5)%

A summary of our condensed consolidating statement of operations follows (in thousands):

	Year ended December 31, 2018
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$4,299,900	$889,069	$160,913	$125	$(373,357)	$4,976,650
Salaries, wages and benefits	1,944,091	733,763	109,054	—	—	2,786,908
Other operating expenses	1,740,537	51,590	61,110	—	(373,357)	1,479,880
General and administrative costs	—	—	—	149,182	—	149,182
Lease expense	127,323	—	1,289	1,247	—	129,859
Depreciation and amortization expense	193,930	12,779	684	13,503	—	220,896
Interest expense	367,562	55	36	96,085	—	463,738
Loss on early extinguishment of debt	—	—	—	391	—	391
Investment income	—	—	—	(6,832)	—	(6,832)
Other (income) loss	(14,872)	1,942	78	(68)	—	(12,920)
Transaction costs	—	—	—	31,953	—	31,953
Long-lived asset impairments	104,997	—	—	—	—	104,997
Goodwill and identifiable intangible asset impairments	3,538	—	—	—	—	3,538
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,608)	1,508	(100)
(Loss) income before income tax benefit	(167,206)	88,940	(11,338)	(283,728)	(1,508)	(374,840)
Income tax benefit	—	—	—	(2,423)	—	(2,423)
(Loss) income from continuing operations	$(167,206)	$88,940	$(11,338)	$(281,305)	$(1,508)	$(372,417)

	Year ended December 31, 2017
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$4,627,838	$983,370	$165,598	$500	$(403,566)	$5,373,740
Salaries, wages and benefits	2,098,249	823,668	114,951	—	—	3,036,868
Other operating expenses	1,850,101	87,915	48,663	—	(403,565)	1,583,114
General and administrative costs	—	—	—	167,718	—	167,718
Lease expense	144,554	—	1,211	1,760	—	147,525
Depreciation and amortization expense	223,443	14,711	675	16,957	—	255,786
Interest expense	415,162	56	37	84,127	—	499,382
Gain on early extinguishment of debt	—	—	—	(6,566)	—	(6,566)
Investment income	—	—	—	(5,328)	—	(5,328)
Other loss (income)	7,802	732	180	(241)	—	8,473
Transaction costs	—	—	—	14,325	—	14,325
Customer receivership and other related charges	—	90,864	—	—	—	90,864
Long-lived asset impairments	189,494	1,881	—	—	—	191,375
Goodwill and identifiable intangible asset impairments	360,046	—	—	—	—	360,046
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(2,183)	1,940	(243)
Loss before income tax expense	(661,013)	(36,457)	(119)	(270,069)	(1,941)	(969,599)
Income tax benefit	—	—	—	(10,427)	—	(10,427)
Loss from continuing operations	$(661,013)	$(36,457)	$(119)	$(259,642)	$(1,941)	$(959,172)

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

Because our rehabilitation therapy services operations experiences a high volume of both new and terminated contracts in an annual cycle, and the scale and significance of those contracts can be very different to both the revenue and operating expenses of that business, a same-store presentation based solely on the contract or gym count does not provide an accurate depiction of the business.  Accordingly, we do not reference same-store figures in this MD&A with regard to that business.

The volume of services delivered in our other services businesses can also be affected by strategic transactional activity.  To the extent there are businesses to be excluded to achieve same-store comparability those will be noted in the context of the Results of Operations discussion.

In May 2014, the FASB issued ASU No. 2014-09, (Revenue from Contracts with Customers) and all related amendments (ASC 606).  The requirements of ASC 606 were effective for us beginning January 1, 2018 and were applied using the modified retrospective transition method.  Because prior year periods were not restated through this methodology, the new presentation could affect the direct, same-store comparability of revenue and operating expense, however, there is no impact to comparability of EBITDA for all periods presented.  See Note 5 – “Net Revenues and Accounts Receivable.”  The impact of the adoption of ASC 606 will be noted in these Results of Operations where comparability issues exist.

Net Revenues

Net revenues for the year ended December 31, 2018 as compared with the year ended December 31, 2017 decreased by $397.1 million, or 7.4%.

Inpatient Services – Revenue decreased $329.4 million, or 7.1%, for the year ended December 31, 2018 as compared with the same period in 2017. On a same-store basis, inpatient services revenue declined $27.6 million, or 0.7%, excluding 85 divested underperforming facilities and the acquisition or development of 11 additional facilities on comparability and the $74.2 million revenue reduction for the adoption of ASC 606.  This same-store decrease is principally due to a decline in the occupancy and skilled mix of inpatient facilities, partially offset by increased payment rates.  We attribute the decline in occupancy and skilled mix principally to the impact of healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payors and conveners to divert certain skilled nursing referrals to home health or other community based care settings.  While this paradigm persisted throughout the first three fiscal quarters in 2018, we did observe the census decline moderating in late 2018, ending the year with fourth quarter same store average daily census at approximately the same levels as of the fourth quarter of fiscal year 2017.

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

Rehabilitation Therapy Services – Revenue decreased $55.7 million, or 9.2% for the year ended December 31, 2018 as compared with the same period in 2017.  Of that decrease, $93.3 million is due to lost contract business, offset by $58.3 million attributed to new contracts.  The adoption of ASC 606 resulted in a reduction of revenue of $14.4 million.  The remaining decrease of $6.3 million is principally due to reduced volume of services provided to existing customers due to the reduction in lengths of stay and skilled patient populations impacting the entire industry and partially offset with higher rates to existing contract customers and increased Medicare Part B rates.

Other Services – Revenue decreased $12.0 million, or 8.3% for the year ended December 31, 2018 as compared with the same period in 2017.  Our other services revenue is comprised mainly of our physician services and staffing services businesses.  Our staffing services business experienced some regional contraction of its services with external customers while expanding services to Genesis affiliates, with the net impact accounting for $9.6 million of the other services’ decline in revenue.  The remaining $2.4 million decrease is largely due to an increase in estimated price concessions in our physician services.  The reduced staffing volumes in those regional areas are not expected to persist.

EBITDA

EBITDA for the year ended December 31, 2018 increased by $524.2 million, or 244.5%, as compared with the same period in 2017.  The contributing factors for this net increased are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDA increased for the year ended December 31, 2018 as compared with the same period in 2017, by $416.7 million.  Excluding the impact of other loss (income), long-lived asset impairments and goodwill and identifiable intangible asset impairments, EBITDA decreased $47.0 million, or 8.8% when compared with the same period in 2017.  On a same-store basis, the inpatient EBITDA decreased $52.4 million.  Of that same-store decline, our self-insurance programs resulted in an increase of $17.7 million EBITDA in the year ended December 31, 2018 as compared with the same period in 2017.  While our self-insurance programs are performing as anticipated with reduced volumes related to the implementation of our portfolio optimization strategies and within normal claims reporting patterns of our same-store operations, we are also seeing reduced pressures particularly in our general and professional liability claims experience.  We believe this is due to the combination of tort reforms in key states that have had historically high rates of claims volume and severity as well as a recognition by plaintiffs’ firms that this industry cannot sustain the level of claims historically brought by them.  Reductions in salaries, wages and benefits, beyond those related to self-insured workers’ compensation and health benefits, are principally attributed to the transition from in-house to fully outsourced dietary support functions in the second fiscal quarter of 2017. That transition resulted in a shift of a commensurate amount of cost to purchased services expense in other operating expenses.  Same-store staffing costs, net of nursing agency and other purchased services, increased $42.4 million.  Nursing wage inflation increased 3.0% in the year ended December 31, 2018 as compared with the same period in 2017.  On a same-store basis, lease expense for year ended December 31, 2018 as compared with the same period in 2017 decreased $10.9 million.  This reduction is principally due to the benefit of a full year of the Sabra rent reduction, offset by the non-cash straight-line adjustments to those operating leases.  See “Restructuring Transactions – Sabra Master Leases” in this MD&A.  The remaining $38.6 million decrease in EBITDA, as adjusted, of the segment is attributed to the continued pressures on skilled mix and overall occupancy of our inpatient facilities described above under “Net Revenues.”

Rehabilitation Therapy Services – EBITDA increased by $123.5 million for the year ended December 31, 2018 as compared with the same period in 2017.  Excluding the impact of customer receivership and other related charges and long-lived asset impairments, EBITDA increased $31.9 million when compared with the same period in 2017.  Lost therapy contracts exceeded new contracts and service fees by $4.4 million.  Startup losses of our operations in China for the year ended December 31, 2018 decreased $7.1 million as compared with the same period in 2017.  The remaining increase of EBITDA as adjusted of $29.2 million is principally attributed to overhead cost reductions, rate increases, and therapist efficiency which improved to 67.8% in the year ended December 31, 2018 compared with 67.1% in the comparable period in the prior year, partially offset by contraction of services to existing customers referenced above in “Net Revenues” and higher average costs of labor.

Currently, we operate through affiliates in China a total of 12 locations comprised of the three rehabilitation clinics in Guangzhou, Shanghai and Hong Kong, a rehabilitation facility, and inpatient and outpatient rehabilitation services in five hospital joint ventures and three nursing homes.  Startup and development costs of these Chinese ventures are expected to exceed revenues for the foreseeable future.

Other Services – EBITDA decreased $11.2 million for the year ended December 31, 2018 as compared with the same period in 2017.  This decrease was principally driven by charges taken in the year ended December 31, 2018 to write down the realizable fair value of accounts receivables in our physician services business.  Of these charges, $4.8 million pertains to information technology incentives recognized in 2015 and 2016, but recently deemed unrealizable, and $8.2 million for reserves on challenging accounts likely unrealizable.  Absent these charges, the other services EBITDA increased $1.8 million for the year ended December 31, 2018 as compared with the same period in 2017, principally related to increased productivity in our physician services business, partially offset by the continuing implicit price concessions.

Corporate and Eliminations - EBITDA decreased $4.7 million in the year ended December 31, 2018 as compared with the same period in 2017.  EBITDA of our corporate function includes other income, charges, gains or losses associated with transactions that in our chief operating decision maker’s view are outside of the scope our reportable segments.  These other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $24.7 million of the net decrease in Corporate and Eliminations EBITDA.  Corporate overhead costs decreased $18.5 million, or 11.1%, in the year ended December 31, 2018 as compared with the same period in 2017. This decrease is principally due to the focus on cost containment to address market pressures on our business and to reduce the costs of overhead following business divestitures that occurred over the past two years.  The remaining increase in EBITDA of $1.5 million is primarily the result of incremental investment income, partially offset with a reduction in investment earnings from our unconsolidated affiliates accounted for on the equity method.

Loss (gain) on early extinguishment of debt – On March 6, 2018, we entered into a new asset based lending facility agreement, qualifying as an extinguishment of the previous revolving credit facility, and resulting in the write-off of $9.8 million of deferred financing fees related to the previous revolving credit facility.  On October 1, 2018, we sold 15 owned facilities and one leased facility in Texas.  The write off of debt premiums and issuance costs related to financing of the owned facilities in that transaction resulted in a net gain on extinguishment of $9.4 million.  On November 13, 2017, a convertible note payable to Welltower was converted into 3.0 million shares of our common stock, resulting in a net gain on the conversion of $8.9 million.  See Note 4 – “Significant Transactions and Events – Restructuring Transactions” and Note 11 – “Long-Term Debt.”

Other (income) loss – In the years ended December 31, 2018 and 2017, we completed multiple transactions, including the divestitures of numerous owned assets and the termination and refinancing of certain facilities subject to lease agreements. See Note 4 - “Significant Transactions and Events.”  These transactions resulted in a net (gain) loss recorded as other (income) loss in the consolidated statements of operations.  The following table summarizes those net (gains) losses (in thousands):

	Year ended December 31,
	2018	2017
Gain on lease terminations and amendments - unamortized straight-lining, favorable and unfavorable lease balances	$(19,161)	$(8,144)
Gain on lease terminations and amendments - unamortized financing lease and capital lease obligations	(56,376)	(807)
Loss recognized for exit costs associated with divestiture of operations	21,459	12,940
Loss on a cease to use asset associated with a facility sublease	2,016	4,062
Loss on lease termination settlement	37,541	—
Loss associated with lease extensions or newly leased operations, net	1,601	—
Loss on sale of owned assets	—	422
Total other (income) loss	$(12,920)	$8,473

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the year ended December 31, 2018 and 2017 were $32.0 million and $14.3 million, respectively.

Customer receivership and other related charges – In July 2017, a significant customer of our rehabilitation services business filed for receivership.  This customer operated 65 nursing facilities in six states at the time of the filing.  We recorded a $35.6 million non-cash impairment charge in the year ended December 31, 2017, representing the outstanding accounts receivable balance from this customer.  Additionally, in September 2017, we became aware of a separate customer operating a single nursing center in West Virginia that sought protection through a receivership filing.  We recorded a $0.3 million charge in the year ended December 31, 2017, representing the outstanding accounts receivable balance from this customer.

We are exposed to concentration of credit risk of other chain operators served by our rehabilitation services business.  One related party customer comprised $87.0 million, approximately 54%, of the outstanding gross contract receivables in the rehabilitation services business at December 31, 2017 before we recognized a $55.0 million charge, reducing the net receivable of this customer to $32.0 million.  See Note 17 – “Related Party Transactions.”  Any further adverse events impacting the solvency of this or one or more other large customers resulting in their insolvency or other economic distress would have a material impact to us.

Long-lived asset impairments — In the years ended December 31, 2018 and 2017, we recognized impairments of property and equipment of $105.0 million and $191.4 million, respectively.  For more information about the conditions of the business which contributed to these impairments, see “Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue” and “Financial Condition and Liquidity Considerations” in this MD&A, as well as Note 14 – “Asset Impairment Charges - Long-Lived Assets with a Definite Useful Life.”

Goodwill and identifiable intangible asset impairments — In the years ended December 31, 2018 and 2017, respectively, we recognized impairments of goodwill and identifiable intangible favorable lease assets of $3.5 million and $360.0 million.  For more information about the conditions of the business which contributed to these impairments, see “Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue” and “Financial Condition and Liquidity Considerations” in this MD&A, as well as Note 14 – “Asset Impairment Charges - Identifiable Intangible Assets with a Definite Useful Life.”

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDA and (loss) income from continuing operations of all reportable segments, other services, corporate and eliminations in our consolidating statement of operations for the year ended December 31, 2018 as compared with the same period in 2017.

Depreciation and amortization — Each of our reportable segments, other services and corporate overhead have depreciating property, plant and equipment, including depreciation on leased properties accounted for as capital leases or as a financing obligation. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  Depreciation and amortization expense decreased $34.9 million in the year ended December 31, 2018 as compared with the same period in 2017.  On a same-store basis, depreciation and amortization decreased $31.3 million in the year ended December 31, 2018 as compared with the same period in 2017.  The year ended December 31, 2017 included $6.6 million of amortization expense related to intangible management contracts of third party operations in Texas.  Those contracts became impaired during the third quarter 2017 when the Texas MPAP program failed to be renewed, resulting in $0 amortization expense in the year ended December 31, 2018.  Depreciation and amortization expense in the year ended December 31, 2018 decreased by $19.8 million for the combined impact of impairments of property and equipment and reassessed useful lives of certain long-lived assets.  Accelerated depreciation applied to improvements and equipment assets transferred to landlords in the year ended December 31, 2017 exceeded that of the same period in 2018, by $3.5 million.  Those scenarios are excluded from our same-store discussion because we continue to operate those skilled nursing facilities after the property transitions to the new landlord. The remaining decrease of $8.4 million is principally due to reductions in other capital investments in recent years.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our debt instruments, as well as the expense associated with leases accounted for as capital leases or financing obligations.  Interest expense decreased $35.6 million in the year ended December 31, 2018 as compared with the same period in the prior year.  On a same-store basis, interest expense is down $23.0 million in the year ended December 31, 2018 as compared with the same period in 2017.  That decrease is principally attributed to the net impact of the Restructuring Transactions, which lowered the debt service payments required under the Welltower Master Lease Amendment, which is accounted for as a financing obligation, and resulted in a lower effective interest rate.

Income tax benefit — For the year ended December 31, 2018, we recorded an income tax benefit of $2.4 million from continuing operations representing an effective tax rate of 0.6% compared to an income tax benefit of $10.4 million from continuing operations, representing an effective tax rate of 1.1% for the same period in 2017.  There is a full valuation allowance against our deferred tax assets, excluding our deferred tax asset on our Bermuda captive insurance company’s discounted unpaid loss reserve.  Previously, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets.  As of December 31, 2018, we have determined that the valuation allowance is still necessary.

Net Loss Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between loss from continuing operations and net loss attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the year ended December 31, 2018 as compared with the same period in 2017.

Net loss attributable to noncontrolling interests — Following the closing of the Combination, the combined results of Skilled and FC-GEN are consolidated with approximately 42% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity.  The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares.  Since the Combination, there have been conversions of 4.7 million Class C common stock, leaving a remaining direct noncontrolling economic interest of 36.8% at December 31, 2018.  For the years ended December 31, 2018 and 2017, a loss of $139.2 million and $382.4 million, respectively, has been attributed to the Class C common stock.

In addition to the noncontrolling interests attributable to the Class C common stock holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the years ended December 31, 2018 and 2017, income of $2.0 million and $2.2 million, respectively, has been attributed to these unaffiliated third parties.

Liquidity and Capital Resources

The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Year ended December 31,
	2018	2017
Net cash provided by operating activities	$18,584	$120,455
Net cash provided by investing activities	11,876	47,552
Net cash provided by (used in) financing activities	53,178	(172,829)
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	83,638	(4,822)
Beginning of period	58,638	63,460
End of period	$142,276	$58,638

Net cash provided by operating activities in the year ended December 31, 2018 of $18.6 million was unfavorably impacted by funded transaction costs of approximately $18.9 million.  Adjusted for transaction costs, net cash provided by operating activities in the year ended December 31, 2018 would have been approximately $37.5 million.  Net cash provided by operating activities in the year ended December 31, 2017 of $120.5 million was unfavorably impacted by funded transaction costs of approximately $14.3 million.  Adjusted for funded transaction costs, net cash provided by operating activities in the year ended December 31, 2017 would have been $134.8 million.  The cash provided by operating activities before funded transaction costs in the 2018 period as compared to the 2017 period decreased $97.3 million primarily due to an increase of cash used of $90.7 million due to the Restructuring Transactions executed in the first quarter of 2018.  The year ended December 31, 2018 also reflects the acceleration of payments for self-insurance programs, paydown of trade payables offset by stronger collection of outstanding accounts receivable as compared to the year ended December 31, 2017.

Net cash provided by investing activities in the year ended December 31, 2018 was $11.9 million, compared to cash provided of $47.6 million in the year ended December 31, 2017.  Cash used for routine capital expenditures for the year ended December 31, 2018 decreased from the same period in the prior year by $13.0 million.  Net purchases of marketable securities of $10.5 million in 2018 exceeded net sales and maturities of marketable securities of $20.7 million resulting in a net change in cash used of $31.1 million.  The year ended December 31, 2018, included proceeds of $74.4 million from the sale of 15 owned skilled nursing facilities in Texas and one assisted/senior living facility in Nevada.  The year ended December 31, 2017 included receipt from the sales of assets and joint venture investments of $90.6 million consisting primarily of $80.2 million and $11.4 million for the sale of 18 skilled nursing facilities in Kansas, Missouri, Iowa and Nebraska and 5 skilled nursing facilities in California, respectively, offset by $1.0 million paid in the divestiture of 13 leased skilled nursing facilities.  The remaining incremental use of cash from investing activities of $1.4 million in the year ended December 31, 2018 as compared with the same period in 2017 is principally due to an increase in restricted deposit payments.

Net cash provided by financing activities in the year ended December 31, 2018 was $53.2 million compared to net cash used in financing activities of $172.8 million in the year ended December 31, 2017.  The net increase in cash provided by financing activities of $226.0 million is principally attributed to debt borrowings exceeding debt repayments in the year ended December 31, 2018 as compared to the same period in 2017.  In the year ended December 31, 2018, we had proceeds from the issuance of debt of $574.2 million, which consists primarily of $438.0 million from the ABL Credit Facilities, $83.0 million from proceeds from real estate loans financed by MidCap (the MidCap Real Estate Loans), $40.0 million from the 2018 Term Loan and $10.9 million from the refinancing of a bridge loan with a HUD insured loan.  In the year ended December 31, 2017, we received proceeds of $27.8 million from HUD insured financing on four skilled nursing facilities and proceeds of $10.0 million in connection with a master lease amendment accounted for as a capital lease.  Repayment of long-term debt in the year ended December 31, 2018 was $544.1 million compared to $128.3 million in the same period of the prior year.  The increase in cash used was due primarily to $363.2 million in the retirement of our prior revolving credit facilities, $85.5 million in the paydown of Welltower Real Estate Loans, $51.9 million in the retirement of HUD insured loans for divested skilled nursing facilities, $10.0 million in the retirement of a mortgage on a corporate office building and $9.9 million in the payoff of a bridge loan with the proceeds from a HUD-insured refinancing.  In the year ended December 31, 2017, we used $72.1 million of the proceeds from the sale of 18 skilled nursing facilities in Kansas, Missouri, Iowa and Nebraska, $11.0 million of the proceeds from the sale of five skilled nursing facilities in California and $27.8 million from newly financed HUD insured loans to repay long-term debt.  The remaining increase in cash used to repay long-term debt of $6.2 million relates to an increase in routine debt payments. In the year ended December 31, 2018, we had net borrowings under the revolving credit facilities of $42.6 million as compared with $79.7 million of net repayments under the revolving credit facilities in the same period in 2017.  In the year ended December 31, 2018, we paid debt issuance costs of $17.0 million, which includes $13.6 million in fees for the ABL Credit Facilities and $3.2 million in fees for the MidCap Real Estate Loans, compared to $5.9 million in debt issuance costs paid in the same period in 2017.  In the year ended December 31, 2017, we received $6.1 million in tenant improvement allowances from landlords. The remaining decrease in net cash used in financing activities of $0.4 million is due primarily to a reduction in distributions to noncontrolling interests and stockholders in the year ended December 31, 2018 compared to the same period in the prior year.

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

At December 31, 2018, we had total liquidity of $93.8 million consisting of cash on hand of $87.6 million and available borrowings under our ABL Credit Facilities of $6.3 million. During the year ended December 31, 2018, we maintained liquidity sufficient to meet our working capital, capital expenditure and development activities.

Restructuring Transactions

Overview

During the year ended December 31, 2018, we entered into a number of agreements, amendments and new financing facilities further described below in an effort to strengthen significantly our capital structure.  In total, the Restructuring Transactions are estimated to reduce our annual cash fixed charges by approximately $62.0 million beginning in 2018 and provided $70.0 million of additional cash and borrowing availability, increasing our liquidity and financial flexibility.

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

Asset Based Lending Facilities

On March 6, 2018, we entered into the ABL Credit Facilities agreement with MidCap.  The agreement provides for a $555 million asset based lending facility comprised of (a) a $325 million first lien term loan facility, (b) a $200 million first lien revolving credit facility and (c) a $30 million delayed draw term loan facility.  The commitments under the delayed draw term loan facility will be reduced to $20 million in the year 2020.  Proceeds were used to replace and repay in full our existing $525 million revolving credit facilities.

The ABL Credit Facilities have a five-year term set to mature on March 6, 2023.  The ABL Credit Facilities include a springing maturity clause that would accelerate its maturity 90 days prior to the maturity of the Term Loan Agreements, Welltower Real Estate Loans or MidCap Real Estate Loans, in the event those agreements are not extended or refinanced.  The revolving credit facility includes a swinging lockbox arrangement whereby we transfer all funds deposited within designated lockboxes to MidCap on a daily basis and then draw from the revolving credit facility as needed.  In accordance with U.S. GAAP, we have presented the entire revolving credit facility borrowings balance of $105.6 million in current installments of long-term debt at December 31, 2018.  Despite this classification, we expect that we will have the ability to borrow and repay on the revolving credit facility through its maturity on March 6, 2023.  Cash proceeds of $47.6 million received under the ABL Credit Facilities remain in a restricted account.  This amount is pledged to cash collateralize letters of credit previously issued under the retired revolving credit facilities. We have classified this deposit and all cash account balances subject to deposit account control agreements that were sprung under the ABL Credit Facilities as restricted cash and equivalents on the consolidated balance sheets at December 31, 2018.

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

In addition to paying interest on the outstanding principal borrowed under the revolving credit facility, we are required to pay a commitment fee to the lenders for any unutilized commitments.  The commitment fee rate equals 0.5% per annum on the revolving credit facility and 2% on the delayed draw term loan facility.

The term loan facility and revolving credit facility include a termination fee equal to 2% if the loans are prepaid within the first year, 1% if the loans are prepaid after year one and before year two, and 0.5% thereafter.  The term loan facility and revolving credit facility include an exit fee equal to $1.6 million and $1.0 million, respectively, due and payable on the earlier of the loan’s retirement or on the maturity date.

The ABL Credit Facilities contain representations and warranties, affirmative covenants, negative covenants, financial covenants and events of default and security interests that are customarily required for similar financings.  Financial covenants include a minimum consolidated fixed charge coverage ratio, a maximum senior leverage ratio and minimum liquidity.

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

Welltower Real Estate Loans Amendment

On February 21, 2018, we entered into amendments (the Real Estate Loan Amendments) to the Welltower real estate loan (Welltower Real Estate Loans) agreements.  The Real Estate Loan Amendments adjust the annual interest rate beginning February 15, 2018 to 12%, of which 7% will be paid in cash and 5% will be paid in kind.  Previously, these loans carried a 10.25% cash pay interest rate that increased by 0.25% annually on January 1.

In connection with the Real Estate Loan Amendments, we agreed to make commercially reasonable efforts to secure commitments by April 1, 2018 to repay no less than $105.0 million of the Welltower Real Estate Loans.  In the event we were unsuccessful securing such commitments or otherwise reducing the outstanding obligation of the Welltower Real Estate Loans, the cash pay component of the interest rate was increased by approximately $2.0 million annually while the paid in kind component of the interest rate was decreased by a corresponding amount.  As of December 31, 2018, we secured repayments or commitments totaling approximately $85 million.

MidCap Real Estate Loans

On March 30, 2018, we entered into the MidCap Real Estate Loans which have combined available proceeds of $75.0 million, $73.0 million of which was drawn as of December 31, 2018.  The MidCap Real Estate Loans are secured by 18 skilled nursing facilities and are subject to a five-year term maturing on March 30, 2023.  The maturity of the MidCap Real Estate Loans will accelerate in the event the ABL Credit Facilities are repaid in full and terminated.  The loans, which are interest only in the first year, are subject to an annual interest rate equal to LIBOR (subject to a floor of 1.5%) plus an applicable margin of 5.85%.  Beginning April 1, 2019, mandatory principal payments shall commence with the balance of the loans to be repaid at maturity.  Proceeds from the MidCap Real Estate Loans were used to repay partially the Welltower Real Estate Loans.

On November 8, 2018, one of the MidCap Real Estate Loans was amended with an additional borrowing of $10.0 million.  The proceeds were used to retire a maturing mortgage loan on a corporate office building.  The office building has been added as collateral and the loan maturity remains March 30, 2023. The $10.0 million additional loan is subject to an annual interest rate equal to 30-day LIBOR (subject to a floor of 2.0%) plus an applicable margin of 6.25% with principal amortizing immediately and the balance due at maturity.

Other Financing Activities

HUD Insured Refinancings

During the year ended December 31, 2018, we completed one mortgage refinancing through HUD totaling $10.9 million and retired fully a real estate loan of $9.9 million.

Divestiture of Non-Strategic Facilities

Consistent with our strategy to divest assets in non-strategic markets, we have exited the inpatient operations of 83 skilled nursing facilities, one assisted living facility, one behavioral outpatient clinic and five skilled nursing facilities leased to a third party operator in 20 states since January 1, 2017, including:

•	The sale of two skilled nursing facilities located in Georgia on February 1, 2017 at the expiration of their respective lease terms. A loss was recognized totaling $0.7 million.
•

The sale of four skilled nursing facilities located in Massachusetts that were subject to a master lease agreement with Omega and divested on March 14, 2017.  These facilities were sold and terminated from the master lease resulting in an annual rent credit of $1.2 million.  A loss was recognized totaling $1.4 million.

•	The sale of one skilled nursing facility located in Tennessee on April 1, 2017 that was subject to a master lease agreement with Sabra. A loss was recognized totaling $0.8 million.
•

The sale of 18 skilled nursing facilities (16 owned and two leased) in the states of Kansas, Missouri, Nebraska and Iowa on April 1, 2017.  Sale proceeds were principally used to repay $63.1 million of HUD insured loans and $9.0 million of real estate bridge loans.  A loss on sale was recognized totaling $6.5 million.  In addition, one of the leased skilled nursing facilities was subleased to a new operator resulting in a loss associated with a cease to use asset of $4.1 million.

•

The sale of one skilled nursing facility located in North Carolina on June 1, 2017. The skilled nursing facility was subject to an expiring lease agreement.  A loss was recognized totaling $0.5 million.

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
•

The sale of five skilled nursing facilities located in California on December 22, 2017.  We owned the real and personal property of these skilled nursing facilities, but leased the operations to a third party.  Sale proceeds of $11.0 million were used to pay down partially the real estate bridge loans.  A gain was recognized totaling $0.2 million.

•	The closure of one skilled nursing facility located in Massachusetts on February 28, 2018 that was subject to a master lease agreement with Welltower. A loss was recognized totaling $0.3 million.
•

The sale of five skilled nursing facilities located in Massachusetts and Kentucky on April 1, 2018 that were subject to a master lease agreement with Sabra.  A gain was recognized totaling $0.2 million.

•

The lease termination of one previously closed skilled nursing facility located in California on May 4, 2018 that was subject to a master lease agreement with Sabra. A gain was recognized totaling $0.5 million.

•	The lease expiration of one skilled nursing facility located in California on June 1, 2018. A loss was recognized totaling $0.9 million.
•

The sale and lease termination of eight skilled nursing facilities located in Pennsylvania and four skilled nursing facilities located in New Jersey on June 1, 2018 and June 13, 2018, respectively.  These skilled nursing facilities were subject to a master lease agreement with Second Spring.  A gain was recognized totaling $14.4 million.

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
•

The sale and lease termination of one skilled nursing facility located in Ohio on September 7, 2018 that was subject to a master lease agreement with Sabra.  A loss was recognized totaling $0.1 million.

•	The sale of 15 owned skilled nursing facilities and lease termination of one skilled nursing facility located in Texas on October 1, 2018. A gain was recognized totaling $0.4 million.
•	The operations transfer of seven owned skilled nursing facilities located in Texas on November 1, 2018. A loss was recognized totaling $1.6 million.
•	The sale and lease termination of two skilled nursing facilities in Idaho on November 1, 2018. A loss was recognized totaling $0.5 million.
•	The sale and lease termination of two skilled nursing facilities in Montana on November 1, 2018 that were subject to a master lease agreement with Sabra. A gain was recognized totaling $0.3 million.
•	The sale of one owned assisted living facility in Nevada on November 1, 2018. The gain was de minimis.
•	The sale and lease termination of one skilled nursing facility in Georgia on December 1, 2018. A loss was recognized totaling $0.5 million.
•

The sale and lease termination of eight skilled nursing facilities located in New Jersey and Ohio on February 1, 2019 that were subject to a master lease agreement with Welltower.  The impact of the divestitures is under assessment.

•	The closure of one skilled nursing facility located in Ohio on February 26, 2019. The impact of the divestiture is under assessment.
•	The closure of one skilled nursing facility located in Ohio on March 6, 2019 that was subject to a master lease agreement with Welltower. The impact of the divestiture is under assessment.

Master Leases

Next Partnership

On January 31, 2019, Welltower sold the real estate of 15 facilities to a real estate partnership (Partnership), of which we acquired a 46% ownership interest.  The remaining interest is held by Next.  We will continue to operate these facilities pursuant to a new lease with the Partnership.  We also entered into a fixed price purchase option to acquire the real estate at a 10% premium above the original acquisition cost exercisable in 2026. The 15 facilities had been included in Welltower Master Lease and were subject to 2.0% annual rent escalators. Under the new lease, there are no rent escalators for the first five years.

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

Sabra Master Leases

In 2017, we entered into a definitive agreement with Sabra resulting in permanent and unconditional annual cash rent savings of $19 million, which became effective January 1, 2018.  Sabra has pursued, and we have supported, its previously announced sale of our leased assets.  At the closing of such sales, we have entered into lease agreements with new landlords for a majority of the assets currently leased with Sabra.  For the year ended December 31, 2017, we terminated the Sabra lease agreement for 20 skilled nursing facilities but continue to operate these facilities under new lease arrangements with different landlords and terminated the Sabra lease agreement associated with four divested skilled nursing facilities.  For the year ended December 31, 2018, we terminated the Sabra lease agreement for 33 skilled nursing facilities and one assisted/senior living facility but continue to operate these facilities under new lease arrangements with different landlords and terminated the Sabra lease agreement associated with nine divested skilled nursing facilities.

As a result of the amendments and lease terminations noted above, we recorded a lease termination charge of $34.1 million in the year ended December 31, 2018, with an offsetting obligation recorded in other long-term liabilities.  The charge represents the discounted residual rents we will continue to pay Sabra on the skilled nursing facilities that have been terminated due to either divestiture or sale to a new landlord.  On an undiscounted basis, we are obligated to pay Sabra approximately $41.0 million as of December 31, 2018. Thisf obligation will be repaid over a period of approximately 4 years ending in 2023.

Financial Covenants

The ABL Credit Facilities, the Term Loan Agreement and the Welltower Real Estate Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures.  At December 31, 2018, we were in compliance with all of the financial covenants contained in the Credit Facilities.

We have master lease agreements with Welltower, Sabra, Omega and Second Spring (collectively, the Master Lease Agreements).  Our Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity.  At December 31, 2018, we were in compliance with the covenants contained in the Master Lease Agreements.

We have two master lease agreements with Cindat Best Years Welltower JV LLC  involving 28 of our facilities.  We did not meet certain financial covenants contained in one of the master lease agreements involving nine of our facilities at December 31, 2018.  We received a waiver for these covenant breaches. At December 31, 2018, we are in compliance with the financial covenants contained in the other master lease agreement.

At December 31, 2018, we did not meet certain financial covenants contained in four leases related to 12 of our facilities, which are not included in the Restructuring Transactions.  We are and expect to continue to be current in the timely payment of our obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of our other loan or lease agreements.  We will continue to work with the related credit parties to amend such leases and the related financial covenants.  We do not believe the breach of such financial covenants has a material adverse impact on us at December 31, 2018.

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

Management assesses its exposure to loss on accounts at the customer level.  The greatest concentration of risk exists in our rehabilitation services business where we have over 180 distinct customers, many being chain operators with more than one location.  The four largest customers of our rehabilitation services business comprise approximately 52% of the net outstanding contract receivables in that business at December 31, 2018.  An adverse event impacting the solvency of one or more of these large customers resulting in their insolvency or other economic distress would have a material impact on us. In the year ended December 31, 2017, we recorded customer receivership and other related charges of $90.9 million associated with three rehabilitation therapy services contracts, which includes $55.0 million associated with a related party customer.

Financial Condition and Liquidity Considerations

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern for 12 months following the date our financial statements were issued (March 18, 2019).  Management considered the recent results of operations as well as our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due before March 18, 2020.  Based upon such considerations, management determined that there are no known or knowable conditions or events that raise substantial doubt about our ability to continue as a going concern for 12 months following the date of issuance of these financial statements (March 18, 2019).

Our results of operations continue to be negatively impacted by the persistent pressure of healthcare reforms enacted in recent years.  This challenging operating environment has been most acute in our inpatient segment, but also has had a detrimental effect on our rehabilitation therapy segment and its customers.  In recent years, we have implemented a number of cost mitigation strategies to offset the negative financial implications of this challenging operating environment.  These strategies have been successful in recent years, however, the negative impact of continued reductions in skilled patient admissions, shortening lengths of stay, escalating wage inflation and professional liability losses, combined with the increased cost of capital through escalating lease payments, persists.

In response to these issues, we entered into the Restructuring Transactions, exited the operations of 55 non-strategic centers and restructured/terminated certain leases during the year ended December 31, 2018. See Note 4 – “Significant Transactions and Events” for further detail . We expect to continue to pursue cost mitigation and other strategies in 2019 in response to the operating environment and liquidity requirements.

During 2018 and 2019, we also amended, or obtained waivers related to, the financial covenants of all of our material debt and lease agreements to account for these ongoing changes in our capital structure and business conditions. Although we are and project to be in compliance with all of our material debt and lease covenants through March 31, 2020 , the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on our ability to remain in compliance with the covenants. Should we fail to comply with our debt and lease covenants at a future measurement date it could, absent necessary and timely waivers and/or amendments, be in default under certain of our existing debt and lease agreements.  To the extent any cross–default provisions apply, the default could have a more significant impact on our financial position.

We are currently considering various options related to the long-term financing of our operations including extending or refinancing the Term Loan Agreement which is currently scheduled to mature on July 29, 2020.  The ABL Credit Facilities have a stated maturity of March 6, 2023 however also include a springing maturity clause that would accelerate its maturity to 90 days prior to the maturity of the Term Loan Agreements, amongst other debt instruments.  If the Term Loan Agreement is not extended or refinanced prior to April  29, 2020, the ABL Credit Facilities would mature on such date and all amounts outstanding thereunder will become due and payable

Risk and Uncertainties

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2018.  We had outstanding letters of credit of $54.8 million under our letter of credit sub-facility on our retired revolving credit facilities as of December 31, 2017.  These letters of credit were principally pledged to landlords and insurance carriers as collateral.  We are not involved in any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures, or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to the financial statements set forth in Item 15. “Exhibits and Financial Statement Schedules—Consolidated Financial Statements and Supplementary Data.”

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective as of December 31, 2018. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed the evaluation.

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

Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the framework set forth in the report entitled, "Internal Control — Integrated Framework (2013 COSO Framework)," issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on management’s evaluation and the criteria set forth in the 2013 COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which appears herein.

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

Opinion on Internal Control Over Financial Reporting

We have audited Genesis Healthcare, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 18, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
March 18, 2019

Item 9B. Other Information

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

The information to be included in the sections entitled, “Election of Directors,” “Our Executive Officers," “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “Corporate Governance – Committees of the Board of Directors – Audit Committee,” respectively, in the Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed by us with the U.S. Securities and Exchange Commission no later than 120 days after December 31, 2018 (the 2019 Proxy Statement) is incorporated herein by reference.

We have filed, as exhibits to this annual report, the certifications of our Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11. Executive Compensation

The information to be included in the sections entitled “Executive Compensation” and “Directors Compensation” in the 2019 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information to be included in the section entitled “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners” and “Equity Compensation Plan Information” in the 2019 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information to be included in the sections entitled “Certain Relationships and Related Transactions,” “Board Independence,” and “Compensation Committee Interlocks and Insider Participation” in the 2019 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information to be included in the section entitled “Independent Registered Public Accounting Firm” in the 2019 Proxy Statement is incorporated herein by reference.

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

10.7*

Employment Agreement dated as of March 2, 2015 by and between Genesis Administrative Services, LLC and Paul Bach (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 10, 2018, and incorporated herein by reference).

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

10.12

Fourth Amended and Restated Credit Agreement, dated as of March 6, 2018, by and among Genesis Healthcare, Inc. and certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and MidCap Funding IV Trust LLC, as administrative agent and collateral agent thereto (filed as Exhibit 10.15 to our Quarterly Report on Form 10-Q filed on May 10, 2018, and incorporated herein by reference).

10.13

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

10.14

Amendment No. 1 dated as of December 21, 2017 to that certain Second Amended and Restated Revolving Credit Agreement, dated as of March 31, 2016, among certain borrower entities set forth therein, certain guarantor entities set forth therein, certain lender entities set forth therein, and Healthcare Financial Solutions, LLC, as administrative agent and collateral agent, regarding HUD centers (filed as Exhibit 10.22 to our Annual Report on Form 10-K filed on March 16, 2018, and incorporated herein by reference).

10.15

Amendment No. 2 dated as of March 6, 2018 to that certain Second Amended and Restated Revolving Credit Agreement, dated as of March 31, 2016, among certain borrower entities affiliated with Genesis Healthcare LLC set forth therein, certain guarantor entities set forth therein, certain lender entities set forth therein, and MidCap Funding IV Trust LLC, as administrative agent and collateral agent, regarding HUD centers (filed as Exhibit 10.16 to our Quarterly Report on Form 10-Q filed on May 10, 2018, and incorporated herein by reference).

10.16	Form of Healthcare Facility Note with respect to HUD-insured loans (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2013, and incorporated herein by reference).
10.17

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

10.21

Amendment No. 4, dated as of March 6, 2018, to Term Loan Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, GEN Operations I, LLC and GEN Operations II, LLC as borrowers, HCRI Tucson Properties, Inc. and OHI Mezz Lender, LLC as lenders and Welltower, Inc. as the administrative agent and collateral agent (filed as Exhibit 10.17 to our Quarterly Report on Form 10-Q filed on May 10, 2018, and incorporated herein by reference).

10.22

Consolidated Amended and Restated Loan Agreement, dated as of October 1, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto (filed as Exhibit 10.26 to our Annual Report on Form 10-K filed on March 6, 2017, and incorporated herein by reference).

10.23

First Amendment, dated December 22, 2017, to the Consolidated Amended and Restated Loan Agreement, dated as of October 1, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto (filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q filed on May 10, 2018, and incorporated herein by reference).

10.24

Second Amendment, dated February 21, 2018, to the Consolidated Amended and Restated Loan Agreement, dated as of October 1, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto (filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on May 10, 2018, and incorporated herein by reference).

10.25

Third Amendment, dated March 30, 2018, to the Consolidated Amended and Restated Loan Agreement, dated as of October 1, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto (filed as Exhibit 10.12 to our Quarterly Report on Form 10-Q filed on May 10, 2018, and incorporated herein by reference).

10.26

Amended and Restated Loan Agreement (A-2), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto (filed as Exhibit 10.28 to our Annual Report on Form 10-K filed on March 6, 2017, and incorporated herein by reference).

10.27

First Amendment, dated February 21, 2018, to the Amended and Restated Loan Agreement (A-2), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 10, 2018, and incorporated herein by reference).

10.28

Amended and Restated Loan Agreement (B-1), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto (filed as Exhibit 10.29 to our Annual Report on Form 10-K filed on March 6, 2017, and incorporated herein by reference).

10.29

First Amendment, dated June 30, 2017, to the Amended and Restated Loan Agreement (B-1), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 10, 2018, and incorporated herein by reference).

10.30

Second Amendment, dated September 27, 2017, to the Amended and Restated Loan Agreement (B-1), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 10, 2018, and incorporated herein by reference).

10.31

Third Amendment, dated October 20, 2017, to the Amended and Restated Loan Agreement (B-1), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on May 10, 2018, and incorporated herein by reference).

10.32

Fourth Amendment, dated February 21, 2018, to the Amended and Restated Loan Agreement (B-1), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on May 10, 2018, and incorporated herein by reference).

10.33

Omnibus Agreement dated as of February 21, 2018 by and between Welltower Inc., Welltower TRS Holdco LLC, OHI Mezz Lender LLC and Genesis Healthcare, Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 10, 2018, and incorporated herein by reference).

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

GENESIS HEALTHCARE, INC.

Date:	March 18, 2019	By	/S/ GEORGE V. HAGER JR.
George V. Hager Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	March 18, 2019	By	/S/ GEORGE V. HAGER JR.
George V. Hager Jr.
Chief Executive Officer

Date:	March 18, 2019	By	/S/ TOM DIVITTORIO
Tom DiVittorio
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Date:	March 18, 2019	By	/S/ STEPHEN S. YOUNG
Stephen S. Young
Chief Accounting Officer and Treasurer
(Principal Accounting Officer and Authorized Signatory)

Date:	March 18, 2019	By	/S/ JAMES H. BLOEM
James H. Bloem
Director

Date:	March 18, 2019	By	/S/ JOHN F. DEPODESTA
John F. DePodesta
Director

Date:	March 18, 2019	By	/S/ ROBERT FISH
Robert Fish
Chairman of the Board

Date:	March 18, 2019	By	/S/ ROBERT HARTMAN
Robert Hartman
Director

Date:	March 18, 2019	By	/S/ JAMES V. MCKEON
James V. McKeon
Director

Date:	March 18, 2019	By	/S/ TERRY ALLISON RAPPUHN
Terry Allison Rappuhn
Director

Date:	March 18, 2019	By	/S/ DAVID REIS
David Reis
Director

Date:	March 18, 2019	By	/S/ ARNOLD WHITMAN
Arnold Whitman
Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Genesis Healthcare, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Genesis Healthcare, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 18, 2019 expressed an unqualified opinion on the effectiveness of the Company’s interal control over financial reporting.

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

Philadelphia, Pennsylvania

March 18, 2019

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$20,865	$54,525
Restricted cash and equivalents	73,762	4,113
Restricted investments in marketable securities	35,631	33,015
Accounts receivable, net of allowance for doubtful accounts of $313,357 at December 31, 2017	622,717	724,138
Prepaid expenses	82,747	74,368
Other current assets	36,528	49,748
Assets held for sale	3,375	—
Total current assets	875,625	939,907
Property and equipment, net of accumulated depreciation of $976,802 and $939,155 at December 31, 2018 and December 31, 2017, respectively	2,887,554	3,413,599
Restricted cash and equivalents	47,649	—
Restricted investments in marketable securities	100,522	93,101
Other long-term assets	125,595	109,060
Deferred income taxes	5,867	3,580
Identifiable intangible assets, net of accumulated amortization of $99,160 and $88,336 at December 31, 2018 and December 31, 2017, respectively	119,082	142,976
Goodwill	85,642	85,642
Assets held for sale	16,087	—
Total assets	$4,263,623	$4,787,865
Liabilities and Stockholders' Deficit:
Current liabilities:
Current installments of long-term debt	$122,531	$26,962
Capital lease obligations	2,171	2,511
Financing obligations	2,001	1,878
Accounts payable	234,786	285,637
Accrued expenses	227,813	233,856
Accrued compensation	172,726	167,368
Self-insurance reserves	149,545	180,982
Current portion of liabilities held for sale	639	—
Total current liabilities	912,212	899,194
Long-term debt	1,082,933	1,050,337
Capital lease obligations	967,942	1,025,355
Financing obligations	2,732,939	2,929,483
Deferred income taxes	6,281	7,584
Self-insurance reserves	453,993	436,560
Liabilities held for sale	25,942	—
Other long-term liabilities	126,247	119,484
Commitments and contingencies
Stockholders’ deficit:
Class A common stock, (par $0.001, 1,000,000,000 shares authorized, issued and outstanding - 101,235,935 and 97,100,738 at December 31, 2018 and December 31, 2017, respectively)	101	97
Class B common stock, (par $0.001, 20,000,000 shares authorized, issued and outstanding - 744,396 and 744,396 at December 31, 2018 and December 31, 2017, respectively)	1	1
Class C common stock, (par $0.001, 150,000,000 shares authorized, issued and outstanding - 59,700,801 and 61,561,393 at December 31, 2018 and December 31, 2017, respectively)	60	61
Additional paid-in-capital	270,408	290,573
Accumulated deficit	(1,609,828)	(1,374,597)
Accumulated other comprehensive loss	(262)	(362)
Total stockholders’ deficit before noncontrolling interests	(1,339,520)	(1,084,227)
Noncontrolling interests	(705,346)	(595,905)
Total stockholders' deficit	(2,044,866)	(1,680,132)
Total liabilities and stockholders’ deficit	$4,263,623	$4,787,865

See accompanying notes to consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year ended December 31,
	2018	2017
Net revenues	$4,976,650	$5,373,740
Salaries, wages and benefits	2,786,908	3,036,868
Other operating expenses	1,479,880	1,583,114
General and administrative costs	149,182	167,718
Lease expense	129,859	147,525
Depreciation and amortization expense	220,896	255,786
Interest expense	463,738	499,382
Loss (gain) on early extinguishment of debt	391	(6,566)
Investment income	(6,832)	(5,328)
Other (income) loss	(12,920)	8,473
Transaction costs	31,953	14,325
Customer receivership and other related charges	—	90,864
Long-lived asset impairments	104,997	191,375
Goodwill and identifiable intangible asset impairments	3,538	360,046
Equity in net income of unconsolidated affiliates	(100)	(243)
Loss before income tax benefit	(374,840)	(969,599)
Income tax benefit	(2,423)	(10,427)
Loss from continuing operations	(372,417)	(959,172)
Loss from discontinued operations, net of taxes	—	(32)
Net loss	(372,417)	(959,204)
Less net loss attributable to noncontrolling interests	137,186	380,222
Net loss attributable to Genesis Healthcare, Inc.	$(235,231)	$(578,982)
Loss per common share:
Basic and diluted:
Weighted-average shares outstanding for loss from continuing operations per share	101,007	94,217
Net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(2.33)	$(6.15)
Loss from discontinued operations, net of taxes	—	—
Net loss attributable to Genesis Healthcare, Inc.	$(2.33)	$(6.15)

See accompanying notes to consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Year ended December 31,
	2018	2017
Net loss	$(372,417)	$(959,204)
Net unrealized loss on marketable securities, net of tax	(48)	(209)
Comprehensive loss	(372,465)	(959,413)
Less: comprehensive loss attributable to noncontrolling interests	137,334	380,290
Comprehensive loss attributable to Genesis Healthcare, Inc.	$(235,131)	$(579,123)

See accompanying notes to consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(IN THOUSANDS)

									Accumulated
									other			Total
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated	comprehensive	Stockholders'	Noncontrolling	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	income (loss)	deficit	interests	deficit
Balance at December 31, 2016	75,187	$75	15,495	$16	63,849	$64	$305,358	$(795,615)	$(221)	$(490,323)	$(239,865)	$(730,188)
Net loss	—	—	—	—	—	—	—	(578,982)	—	(578,982)	(380,222)	(959,204)
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	(141)	(141)	(68)	(209)
Share based compensation	—	—	—	—	—	—	9,621	—	—	9,621	—	9,621
Issuance of common stock	1,874	2	—	—	—	—	(30)	—	—	(28)	—	(28)
Conversion of common stock among classes	17,040	17	(14,751)	(15)	(2,288)	(3)	(27,163)	—	—	(27,164)	27,164	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,914)	(2,914)
Conversion of convertible debt	3,000	3	—	—	—	—	2,787	—	—	2,790	—	2,790
Balance at December 31, 2017	97,101	$97	744	$1	61,561	$61	$290,573	$(1,374,597)	$(362)	$(1,084,227)	$(595,905)	$(1,680,132)
Net loss	—	—	—	—	—	—	—	(235,231)	—	(235,231)	(137,186)	(372,417)
Net unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	—	—	—	100	100	(148)	(48)
Share based compensation	—	—	—	—	—	—	8,820	—	—	8,820	—	8,820
Issuance of common stock	2,275	2	—	—	—	—	(2)	—	—	—	—	—
Conversion of common stock among classes	1,860	2	—	—	(1,860)	(1)	(29,855)	—	—	(29,854)	29,854	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(64)	—	—	(64)	(1,961)	(2,025)
Issuance of stock warrants	—	—	—	—	—	—	936	—	—	936	—	936
Balance at December 31, 2018	101,236	$101	744	$1	59,701	$60	$270,408	$(1,609,828)	$(262)	$(1,339,520)	$(705,346)	$(2,044,866)

See accompanying notes to consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(372,417)	$(959,204)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash interest and leasing arrangements, net	72,193	77,974
Other non-cash (gains) charges, net	(12,920)	8,473
Share based compensation	8,820	9,621
Depreciation and amortization expense	220,896	255,786
Provision for losses on accounts receivable	2,554	96,409
Equity in net income of unconsolidated affiliates	(100)	(243)
Benefit for deferred taxes	(3,475)	(12,128)
Customer receivership and other related charges	—	90,864
Long-lived asset impairments	104,997	191,375
Goodwill and identifiable intangible asset impairments	3,538	360,046
Gain on early extinguishment of debt	(94)	(6,566)
Changes in assets and liabilities:
Accounts receivable	66,508	(86,256)
Accounts payable and other accrued expenses and other	(71,916)	94,304
Net cash provided by operating activities	18,584	120,455
Cash flows from investing activities:
Capital expenditures	(51,152)	(64,106)
Purchases of marketable securities	(79,650)	(48,595)
Proceeds on maturity or sale of marketable securities	69,180	69,273
Sales of assets	74,375	90,583
Other, net	(877)	397
Net cash provided by investing activities	11,876	47,552
Cash flows from financing activities:
Borrowings under revolving credit facilities	4,591,439	599,000
Repayments under revolving credit facilities	(4,548,815)	(678,650)
Proceeds from issuance of long-term debt	574,171	37,810
Proceeds from tenant improvement draws under lease arrangements	—	6,084
Repayment of long-term debt	(544,077)	(128,307)
Debt issuance costs	(17,030)	(5,852)
Debt settlement costs	(485)	—
Distributions to noncontrolling interests and stockholders	(2,025)	(2,914)
Net cash provided by (used in) financing activities	53,178	(172,829)
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	83,638	(4,822)
Cash, cash equivalents and restricted cash and equivalents:
Beginning of period	58,638	63,460
End of period	$142,276	$58,638
Supplemental cash flow information:
Interest paid	$393,632	$435,510
Net taxes paid (refunded)	4,427	(861)
Non-cash investing and financing activities:
Capital lease obligations, net (write-down) gross-up due to lease activity	$(69,255)	$5,350
Assets subject to capital lease obligations, net write-down (gross-up) due to lease activity	50,321	(5,350)
Financing obligations, net (write-down) gross-up due to lease activity	(168,993)	24,046
Assets subject to financing obligations, net write-down (gross-up) due to lease activity	131,048	(24,046)

See accompanying notes to consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)General Information

Description of Business

Genesis Healthcare, Inc. is a healthcare services company that through its subsidiaries (collectively, the Company or Genesis), owns and operates skilled nursing facilities, assisted/senior living facilities and a rehabilitation therapy business.  The Company has an administrative services company that provides a full complement of administrative and consultative services that allows its affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. At December 31, 2018, the Company provides inpatient services through 425 skilled nursing, assisted/senior living and behavioral health centers located in 29 states.  Revenues of the Company’s owned, leased and otherwise consolidated inpatient businesses constitute approximately 86% of its revenues.

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

The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of control and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's VIEs were not material at December 31, 2018.

Certain prior year disclosure amounts have been reclassified to conform to current period presentation. Restricted cash had previously been included in restricted cash and investments in marketable securities. As a result of recently adopted accounting pronouncements, discussed subsequently, restricted cash is now presented separately on the Company’s consolidated balance sheets. The provision for losses on accounts receivable has been combined with other operating expenses on the consolidated statements of operations. See Note 5 – “Net Revenues and Accounts Receivable.”

Financial Condition and Liquidity Considerations

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date the Company’s financial statements were issued (March 18, 2019). Management considered the recent results of operations as well as the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before March 18, 2020. Based upon such considerations, management determined that there are no known or knowable conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date of issuance of these financial statements (March 18, 2019).

The Company’s results of operations continue to be negatively impacted by the persistent pressure of healthcare reforms enacted in recent years. This challenging operating environment has been most acute in the Company’s inpatient segment, but also has had a detrimental effect on the Company’s rehabilitation therapy segment and its customers. In recent years, the Company has implemented a number of cost mitigation strategies to offset the negative financial implications of this challenging operating environment. These strategies have been successful in recent years, however, the negative impact of continued reductions in skilled patient admissions, shortening lengths of stay, escalating wage inflation and professional liability losses, combined with the increased cost of capital through escalating lease payments, persists.

In response to these issues, the Company entered into a number of agreements, amendments and new financing facilities (the Restructuring Transactions), exited the operations of 55 non-strategic centers and restructured/terminated certain leases during the year ended December 31, 2018. See Note 4 – “Significant Transactions and Events” for further detail. The Company expects to continue to pursue cost mitigation and other strategies in 2019 in response to the operating environment and liquidity requirements. During 2018 and 2019, the Company also amended, or obtained waivers related to, the financial covenants of all of its material debt and lease agreements to account for these ongoing changes in its capital structure and business conditions. Although the Company is and projects to be in compliance with all of its material debt and lease covenants through March 31, 2020 , the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on the Company’s ability to remain in compliance with the covenants. Should the Company fail to comply with its debt and lease covenants at a future measurement date it could, absent necessary and timely waivers and/or amendments, be in default under certain of its existing debt and lease agreements.  To the extent any cross – default provisions apply, the default could have a more significant impact on the Company’s financial position.

The Company is currently considering various options related to the long-term financing of the Company’s operations including extending or refinancing the Term Loan Agreement which is currently scheduled to mature on July 29, 2020.  The ABL Credit Facilities have a stated maturity of March 6, 2023. However, the ABL Credit Facilities also include a springing maturity clause that would accelerate its maturity to 90 days prior to the maturity of the Term Loan Agreements and other debt instruments.  If the Term Loan Agreement is not extended or refinanced prior to April 29, 2020, the ABL Credit Facilities would mature on such date and all amounts outstanding thereunder will become due and payable. See Note 11 – “Long-Term Debt – Asset Based Lending Facilities.”

(2)Summary of Significant Accounting Policies

Estimates and Assumptions

The consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to consolidate company financial information and make informed estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to valuation of accounts receivable, self-insured liabilities, income taxes, long-lived assets and goodwill, and other contingencies.  Actual results could differ from those estimates.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), effective January 1, 2018, using the modified retrospective transition method.  There was no cumulative effect on the opening balance of accumulated deficit as a result of adopting the standard as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 5 – “Net Revenues and Accounts Receivable.”

Accounts Receivable

The Company’s accounts receivable are primarily comprised of amounts due from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care providers that utilize its rehabilitation therapy and other services.  The Company evaluates the valuation of accounts receivable based on analysis of historical collection trends, as well as its understanding of the nature and collectibility of accounts based on their age and other factors.

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

Restricted Cash and Equivalents

Restricted cash and equivalents includes cash and money market funds held by the Company’s wholly owned captive insurance subsidiary, which are substantially restricted to securing outstanding claims losses.  Further, restricted cash and equivalents includes cash proceeds received under the ABL Credit Facilities that are pledged to cash collateralize letters of credit previously issued under the retired revolving credit facilities, as well as cash account balances subject to deposit account control agreements that were sprung under the ABL Credit Facilities resulting in the majority of the Company’s cash accounts reclassified as restricted.  See Note 11 – “Long-Term Debt – Asset Based Lending Facilities.” The restricted cash and equivalents balances at December 31, 2018 and 2017 were $121.4 million and $4.1 million, respectively.

Restricted Investments in Marketable Securities

Restricted investments in marketable securities primarily consist of fixed interest rate securities that are considered to be available-for-sale and accordingly are reported at fair value with unrealized gains and losses, net of related tax effects, included within accumulated other comprehensive loss, a separate component of stockholders’ deficit.  Fair values for fixed interest rate securities are based on quoted market prices.

A decline in the market value of any security below cost that is deemed other-than-temporary is charged to income, resulting in the establishment of a new cost basis for the security.  Realized gains and losses for securities classified as available-for-sale are derived using the specific identification method for determining the cost of securities sold.

The restricted investments in marketable securities balances at December 31, 2018 and 2017 were $136.2 million and $126.1 million, respectively.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Total depreciation expense for the years ended December 31, 2018 and 2017 was $210.0 million and $238.2 million, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less costs to sell.  See Note 20 – “Asset Impairment Charges.”

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations.  The Company tests goodwill on an annual basis and between annual tests if events occur or circumstances exist that would reduce the fair value of a reporting unit below its carrying amount.  The Company performs its annual goodwill impairment assessment for its reporting units as of September 30 of each year.  The Company first assesses qualitative factors to determine whether it is necessary to perform quantitative goodwill impairment testing.  If determined necessary, the Company applies the quantitative impairment test to identify and measure the amount of impairment, if any.  See Note 10 – “Goodwill and Identifiable Intangible Assets” and Note 20 – “Asset Impairment Charges.”

Definite-lived intangible assets consist of management contracts, customer relationships and favorable leases.  These assets are amortized in accordance with the authoritative guidance for intangible assets using the straight-line method over their estimated useful lives. These assets are tested for impairment consistent with the Company’s long-lived assets.  Indefinite-lived intangible assets consist of trade names.  The Company tests indefinite-lived intangible assets for impairment on an annual basis or more frequently if events occur or circumstances exist that would indicate that the carrying amount of the intangible asset may not be recoverable. See Note 10 – “Goodwill and Identifiable Intangible Assets” and Note 20 – “Asset Impairment Charges.”

 Self-Insurance Reserves

The Company provides for self-insurance reserves for both general and professional liability and workers’ compensation claims based on estimates of the ultimate costs for both reported claims and claims incurred but not reported.  Estimated losses from asserted and incurred but not reported claims are accrued based on the Company’s estimates of the ultimate costs of the claims, which include costs associated with litigating or settling claims, and the relationship of past reported incidents to eventual claims payments.  All relevant information, including the Company’s own historical experience, the nature and extent of existing asserted claims and reported incidents, and independent actuarial analyses of this information is used in estimating the expected amount of claims.  The reserves for loss for workers’ compensation risks are discounted based on actuarial estimates of claim payment patterns whereas the reserves for general and professional liability are recorded on an undiscounted basis.  The Company also considers amounts that may be recovered from excess insurance carriers in estimating the ultimate net liability for such risks.  See Note 22 – “Commitments and Contingencies – Loss Reserves For Certain Self-Insured Programs – General and Professional Liability and Workers’ Compensation.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capital Leases

Lease arrangements are capitalized when such leases convey substantially all the risks and benefits incidental to ownership.  Capital leases are amortized over either the lease term or the life of the related assets, depending upon available purchase options and lease renewal features.  Amortization of capital lease obligations is included in the consolidated statements of operations within interest expense. Amortization of capital lease assets is included in the consolidated statements of operations within depreciation and amortization expense.  See Note 12 – “Lease and Lease Commitments.”

Operating Leases

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as lease expense on a straight-line basis over the applicable lease terms, including any periods during which the Company has use of the property but is not charged rent by a landlord.  A majority of the Company’s leases, provide for rent escalations and renewal options.

When the Company purchases businesses that have lease agreements accounted for as operating leases, it recognizes the fair value of the lease arrangements as either favorable or unfavorable and records these amounts as other identifiable intangible assets or other long-term liabilities, respectively.  Favorable and unfavorable leases are amortized to lease expense on a straight-line basis over the remaining term of the leases.  See Note 12 – “Lease and Lease Commitments.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale/Leaseback Financing Obligation

Prior to recognition as a sale, or profit/loss thereon, sale/leaseback transactions are evaluated to determine if their terms transfer all of the risks and rewards of ownership as demonstrated by the absence of any other continuing involvement by the seller-lessee.  A sale/leaseback transaction that does not qualify for sale/leaseback accounting because of any form of continuing involvement by the seller-lessee is accounted for as a financing transaction.  Under the financing method: (1) the assets and accumulated depreciation remain on the consolidated balance sheet and continue to be depreciated over the remaining useful lives; (2) no gain is recognized; and (3) proceeds received by the Company from these transactions are recorded as a financing obligation.  See Note 13 – “Financing Obligations.”

Loss Per Share

Loss per share is based upon the weighted average number of common shares outstanding during the respective periods. The Company follows the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities for purposes of calculating loss per common share.  See Note 6 – “Loss Per Share.”

Stock-Based Compensation

The Company recognizes compensation expense related to stock-based compensation awards in accordance with the related authoritative guidance. See Note 15 – “Stock-Based Compensation.”

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers and all related amendments, which serves to supersede most existing revenue recognition guidance, including guidance specific to the healthcare industry. ASC 606 provides a principles-based framework for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective transition method.  There was no cumulative effect on the opening balance of accumulated deficit as a result of adopting the standard as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 5 – “Net Revenues and Accounts Receivable.”

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combination (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted the new guidance effective January 1, 2018.  The adoption of ASU 2017-01 did not have a material impact on the Company’s consolidated financial condition and results of operations.

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.  The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Act.  The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations.  Additionally, this ASU discusses required disclosures that an entity must make with regard to the Tax Act.  This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded.  The Company has adopted this standard as of January 1, 2018 and will continue to evaluate indicators that may give rise to a change in its tax provision as a result of the Tax Act. Under the provisions of ASU 2018-05, the measurement period to determine reasonable tax positions regarding the provisions of the Tax Act cannot exceed 12 months from the enactment period of the legislation.  The Tax Act was enacted on December 22, 2017.  Management applied this guidance in the calculation of the Company's year ended December 31, 2017 tax provision.  In the calculation of the Company's year ended December 31, 2018 tax provision, management calculated final determinations for the tax positions under the Tax Act that it previously made reasonable estimates within its year ended December 31, 2017 tax provision.

Recently Issued Accounting Pronouncements

In February 2016, the FASB established ASC Topic 842, Leases (Topic 842), by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

The Company adopted the new standard on January 1, 2019. The Company elected the option to apply the transition requirements in Topic 842 at the effective date of January 1, 2019 with the effects of initially applying Topic 842 recognized as a cumulative-effect adjustment to accumulated deficit in the period of adoption.  Consequently, financial information has not been updated and the disclosures required under the new standard have not been provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients,’ which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company.

The new standard will have a material effect on the Company’s consolidated financial statements. The most significant effects of adoption relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for real estate operating leases; (2) the derecognition of existing assets and liabilities for sale-leaseback transactions (including those arising from build-to-suit lease arrangements for which construction is complete and the Company is leasing the constructed asset) that currently do not qualify for sale accounting; and (3) providing significant new disclosures about its leasing activities.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon adoption, the Company expects to:

•

Recognize additional operating lease liabilities of approximately $0.6 billion based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company expects to recognize corresponding ROU assets of approximately $0.5 billion based on the operating lease liabilities, adjusted for existing straight-line lease liabilities, existing assets and liabilities related to favorable and unfavorable terms of operating leases previously recognized in respect of business combinations, and the impairment of the ROU assets. The resulting net impact of approximately $0.1 billion associated with this change in accounting will be recognized as an increase to opening accumulated deficit as of January 1, 2019.

•

Derecognize existing financing obligations of $2.7 billion and existing property and equipment of $1.7 billion. The Company will recognize new operating lease liabilities and corresponding ROU assets of approximately $1.9 billion on its balance sheet for the associated leases. The resulting net impact of approximately $1.0 billion associated with this change in accounting will be recognized as a reduction to opening accumulated deficit as of January 1, 2019.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company will elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify the disproportionate income tax effects of the Tax Act on items within accumulated other comprehensive income (loss) to accumulated deficit. These disproportionate income tax effect items are referred to as "stranded tax effects."  Amendments in this update only relate to the reclassification of the income tax effects of the Tax Act.  Other accounting guidance that requires the effect of changes in tax laws or rates to be included in net income from continuing operations is not affected by this update.  ASU 2018-02 is effective for the Company beginning January 1, 2019 and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized.  The adoption of ASU 2018-02 will not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which simplifies the fair value measurement disclosure requirements. The standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets, such as available-for-sale debt securities. The standard replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased.  The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted for fiscal years beginning after December 15, 2018.  The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)Certain Significant Risks and Uncertainties

Revenue Sources

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care facilities that utilize its rehabilitation therapy and other services.  The Company’s inpatient services segment derives approximately 78% of its revenue from Medicare and various state Medicaid programs.  The following table depicts the Company’s inpatient services segment revenue by source for the years ended December 31, 2018 and 2017.

	Year ended December 31,
	2018	2017
Medicare	21%	23%
Medicaid	57%	56%
Insurance	12%	12%
Private	8%	8%
Other	2%	1%
Total	100%	100%

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management assesses its exposure to loss on accounts at the customer level. The greatest concentration of risk exists in the Company’s rehabilitation therapy services business where it has over 180 distinct customers, many being chain operators with more than one location. The four largest customers of the Company’s rehabilitation services business comprise $55.8 million, approximately 52%, of the net outstanding contract receivables in the rehabilitation therapy services business at December 31, 2018.  An adverse event impacting the solvency of one or more of these large customers resulting in their insolvency or other economic distress would have a material impact on the Company.

In December 2017, the Company recorded a $55.0 million non-cash impairment charge to customer receivership and other related charges associated with a related party customer of the Company. This charge reduced the net receivable of the customer to $32.0 million. The customer comprises $32.3 million, approximately 30%, of the net outstanding contract receivables in the rehabilitation services business at December 31, 2018. In the year ended December 31, 2018, gross accounts receivable of $58.9 million were converted to a note receivable. The $55.0 million reserve recorded in 2017 was posted against the note receivable. See Note 17 – “Related Party Transactions.”

In July 2017, a significant customer of the Company’s rehabilitation therapy services business filed for receivership. This customer operated 65 nursing facilities in six states at the time of the filing. The Company recorded a non-cash impairment charge to customer receivership and other related charges of $35.6 million in the year ended December 31, 2017. In the year ended December 31, 2017, the Company recognized revenues of $32.2 million and income from continuing operations of $4.6 million, respectively, for the customer in receivership. In September 2017, another customer operating only a single skilled nursing facility filed for receivership resulting in a non-cash charge to customer receivership and other related charges of $0.3 million in the year ended December 31, 2017.

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

Although the Company is in compliance, and projects to remain in compliance, with the covenants required by its material debt and lease agreements, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on the Company’s ability to remain in compliance with its financial covenants. Such uncertainty includes changes in reimbursement patterns, patient admission patterns, bundled payment arrangements, as well as potential changes to the Patient Protection and Affordable Care Act of 2010 currently being considered in Congress, among others.

The Company’s ability to maintain compliance with financial covenants required by its debt and lease agreements depends in part on management’s ability to increase revenues and control costs. Due to continuing changes in the healthcare industry, as well as the uncertainty with respect to changing referral patterns, patient mix, and reimbursement rates, it is possible that future operating performance may not generate sufficient operating results to maintain compliance with its quarterly debt and lease covenant requirements.

There can be no assurance that the confluence of these and other factors will not impede the Company’s ability to meet covenants required by its debt and lease agreements in the future.

(4)Significant Transactions and Events

Restructuring Transactions

Overview

During the quarter ended March 31, 2018, the Company entered into a number of agreements, amendments and new financing facilities further described below in an effort to strengthen significantly its capital structure.  In total, the Restructuring Transactions reduced the Company’s annual cash fixed charges by approximately $62.0 million beginning in 2018 and also provided $70.0 million of additional cash and borrowing availability, increasing the Company’s liquidity and financial flexibility.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Restructuring Transactions, the Company entered into a new asset based lending facility agreement, replacing its prior revolving credit facilities, expanding its term loan borrowings, amending its real estate loans with Welltower Inc. (Welltower) while refinancing some of those loan amounts through new real estate loans.  The new asset based lending facility agreement and real estate loans are financed through MidCap Funding IV Trust and MidCap Financial Trust (collectively, MidCap), respectively.  For further information on these debt refinancings, see Note 11 – “Long-Term Debt.”  Also in connection with the Restructuring Transactions, the Company amended the financial covenants in all of its material loan agreements and all but two of its material master leases.  Financial covenants were amended to account for changes in the Company’s capital structure as a result of the Restructuring Transactions and to account for the current business climate.

Welltower Master Lease Amendment

On February 21, 2018, the Company entered into a definitive agreement with Welltower to amend the Welltower Master Lease (the Welltower Master Lease Amendment).  The Welltower Master Lease Amendment reduces the Company’s annual base rent payment by $35.0 million effective retroactively as of January 1, 2018, reduces the annual rent escalator from approximately 2.9% to 2.5% on April 1, 2018 and further reduces the annual rent escalator to 2.0% beginning January 1, 2019.  In addition, the Welltower Master Lease Amendment extends the initial term of the master lease by five years to January 31, 2037 and extends the renewal term of the master lease by five years to December 31, 2048.  The Welltower Master Lease Amendment also provides a potential upward rent reset, conditioned upon achievement of certain upside operating metrics, effective January 1, 2023.  If triggered, the incremental rent from the reset is capped at $35.0 million.

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

The Omnibus Agreement also provides that upon satisfying certain conditions, including raising new capital that is used to pay down certain indebtedness owed to Welltower and Omega, (a) $50.0 million of outstanding indebtedness owed to Welltower will be written off and (b) the Company may request conversion of not more than $50.0 million of the outstanding balance of the Company’s Welltower Real Estate Loans into equity.  If the proposed equity conversion would result in any adverse REIT qualification, status or compliance consequences to Welltower, then the debt that would otherwise be converted to equity shall instead be converted into a loan incurring paid in kind interest at 2% per annum compounded quarterly, with a term of ten years commencing on the date the applicable conditions precedent to the equity conversion have been satisfied.  Moreover, the Company agreed to support Welltower in connection with the sale of certain of Welltower’s interests in facilities covered by the Welltower Master Lease, including negotiating and entering into definitive new master lease agreements with third party buyers.  As of December 31, 2018, the conditions described above have not been satisfied.

In connection with the Omnibus Agreement, the Company agreed to issue warrants to Welltower and Omega to purchase 900,000 shares and 600,000 shares, respectively, of the Company’s Class A Common Stock at an exercise price equal to $1.33 per share.  Issuance of the warrant to Welltower is subject to the satisfaction of certain conditions, which had not occurred as of December 31, 2018.  The warrants may be exercised at any time during the period commencing six months from the date of issuance and ending five years from the date of issuance.

Divestiture of Non-Strategic Facilities

2017 Divestitures

For the year ended December 31, 2017, the Company divested the operations of 30 skilled nursing facilities and the real and personal property of five skilled nursing facilities leased to a third party operator.  These divestitures resulted in net losses of $16.2 million, which are included in other (income) loss on the consolidated statements of operations.  See Note 19 – “Other (Income) Loss.”  Below is a summary of each divestiture event.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 1, 2017, the Company divested two skilled nursing facilities located in Georgia at the expiration of their respective lease terms.  The two skilled nursing facilities had annual revenue of $10.6 million and pre-tax net loss of $0.4 million.  The Company recognized a loss of $0.7 million.

On March 14, 2017, the Company completed the divestiture of four skilled nursing facilities located in Massachusetts that were subject to a master lease agreement with Omega.  These facilities, along with two other facilities that were divested previously and subleased to a third-party operator, were sold and terminated from the master lease resulting in an annual rent credit of $1.2 million.  The master lease termination resulted in a capital lease net asset and obligation write-down of $14.9 million.  The four skilled nursing facilities had annual revenue of $26.7 million and pre-tax net income of $1.2 million. The Company recognized a loss of $1.4 million.

On April 1, 2017, the Company divested a skilled nursing facility located in Tennessee. The skilled nursing facility was subject to a master lease agreement with Sabra Health Care REIT, Inc. (Sabra) and had annual revenue of $7.4 million and pre-tax net income of $0.5 million.  The Company recognized a loss of $0.8 million.

On April 1, 2017, the Company divested 18 skilled nursing facilities (16 owned and two leased) located in Kansas, Missouri, Nebraska and Iowa.  The 18 skilled nursing facilities had annual revenue of $110.1 million, pre-tax net loss of $10.7 million and total assets of $91.6 million.  Sale proceeds of approximately $80 million, net of transaction costs, were used principally to repay the indebtedness of the skilled nursing facilities.  The Company recognized a loss of $6.5 million.  The 16 owned skilled nursing facilities qualified and were presented as assets held for sale at December 31, 2016.  One of the leased skilled nursing facilities was subleased to a new operator resulting in a loss associated with a cease to use asset of $4.1 million.

On June 1, 2017, the Company divested one skilled nursing facility located in North Carolina. The skilled nursing facility was subject to an expiring lease agreement and had annual revenue of $6.4 million and pre-tax net loss of $1.0 million.  The Company recognized a loss of $0.5 million.

On July 10, 2017, the Company divested one skilled nursing facility located in Colorado. The skilled nursing facility was subject to a master lease agreement with Sabra and had annual revenue of $5.7 million and pre-tax net loss of $2.2 million.  The Company recognized a loss of $0.5 million.

On September 28, 2017, the Company closed one skilled nursing facility located in California. The skilled nursing facility was subject to a master lease agreement with Sabra and had annual revenue of $6.9 million and pre-tax net loss of $1.6 million.  The Company recognized a loss of $0.1 million.

On October 1, 2017, the Company divested two skilled nursing facilities located in Georgia.  The two skilled nursing facilities were subject to a master lease agreement with Sabra and had annual revenue of $15.5 million and pre-tax net loss of $3.0 million.  The Company recognized a loss of $1.8 million.

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

2018 Divestitures

For the year ended December 31, 2018, the Company divested the operations of 54 skilled nursing facilities and one assisted/senior living facility.  These divestitures resulted in net gains of $34.8 million, which are included in other (income) loss on the consolidated statements of operations.  See Note 19 – “Other (Income) Loss.”  Below is a summary of each divestiture event.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 28, 2018, the Company closed one leased skilled nursing facility located in Massachusetts.  The facility remains subject to a master lease with Welltower until the facility is sold.  The facility generated annual revenues of $9.0 million and pre-tax net loss of $2.7 million.  The closure resulted in a loss of $0.3 million.

On April 1, 2018, the Company divested five skilled nursing facilities.  All five of the skilled nursing facilities, three located in Massachusetts and two located in Kentucky, were terminated from their respective master lease agreements with Sabra.  The five skilled nursing facilities generated annual revenues of $28.5 million and pre-tax net loss of $2.9 million.  On May 4, 2018, Sabra completed the sale and lease termination of one skilled nursing facility in California that had been closed in 2017.  The Company recognized a gain on the write off of certain lease liabilities of $2.1 million offset by a loss on exit costs of $1.5 million on the six skilled nursing facilities.

On June 1, 2018, the Company divested one leased skilled nursing facility located in California upon the lease’s expiration.  The facility generated annual revenues of $8.0 million and pre-tax net loss of $1.6 million.  The divestiture resulted in a loss of $0.9 million.

On June 1, 2018 and on June 13, 2018, Second Spring Healthcare Investments (Second Spring) completed the sale and lease termination of eight skilled nursing facilities located in Pennsylvania and four skilled nursing facilities located in New Jersey, respectively.  The combined 12 skilled nursing facilities generated annual revenues of $146.2 million and pre-tax net loss of $19.3 million.  As a result of the sale and lease termination, the Company recognized a capital lease net asset and obligation write-down of $16.8 million, a financing obligation net asset write-down of $113.3 million and a financing obligation write-down of $134.5 million.  The resulting gain of $21.3 million was offset by $6.9 million of exit costs.  The Company accelerated depreciation expense of $5.3 million on the property and equipment sold.  On August 1, 2018, Second Spring completed the sale and lease termination of one skilled nursing facility located in Pennsylvania.  The skilled nursing facility generated annual revenues of $15.7 million and pre-tax net loss of $1.9 million.  As a result of the sale and lease termination, the Company recognized a financing obligation net asset and a financing obligation write-down of $12.8 million.  In addition, the Company recognized exit costs of $0.8 million and accelerated depreciation expense of $0.8 million on the property and equipment sold.

On July 1, 2018, the Company divested one behavioral outpatient clinic located in California upon the lease’s expiration.  The clinic generated annual revenues of $4.5 million and pre-tax net loss of $0.5 million.  The divestiture resulted in a loss of $0.2 million.

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

On September 7, 2018, Sabra completed the sale and lease termination of one skilled nursing facility located in Ohio. The skilled nursing facility generated annual revenues of $3.2 million and pre-tax net loss of $0.8 million.   As a result of the sale, the Company will receive an annual rent credit of $0.6 million.  The costs associated with this sale and lease termination were $0.1 million.

On October 1, 2018, the Company sold 15 owned and one leased skilled nursing facilities in Texas.  Sale proceeds of approximately $89.4 million, net of transaction costs, were used principally to repay the indebtedness of the skilled nursing facilities.  The Company recognized a gain of $3.4 million on the sale of real property and derecognition of financing lease assets and obligations offset by a loss of $3.0 million for exit costs.  Debt premiums and issuance costs of $9.4 million associated with underlying HUD loans were written off as a gain on early extinguishment of debt.

On November 1, 2018, the Company divested the operations of the remaining seven skilled nursing facilities in Texas.  The Company remains the owner of the corresponding real property as of December 31, 2018, which is classified as assets held for sale in

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the consolidated balance sheets. See Note 21 – “Assets Held for Sale.” The Company recognized a loss of $1.6 million on the exit of operations.

On November 1, 2018, the Company divested four leased skilled nursing facilities located in Idaho and Montana that had been owned and leased to the Company by Sabra.  The facilities generated annual revenues of $28.7 million and pre-tax net income of $3.1 million.  The Company recognized a gain on the write off of certain lease liabilities of $0.9 million offset by a loss on exit costs of $1.1 million.

On November 1, 2018, the Company divested one owned assisted living facility located in Nevada for a sales price of $2.2 million.  Net proceeds of $1.9 million were used to pay down indebtedness.  The facility generated annual revenues of $1.3 million and pre-tax net loss of $0.2 million.  The sale resulted in no material gain or loss.

On December 1, 2018, the Company divested one leased skilled nursing facility located in Georgia receiving an annual rent credit of $0.3 million.  The facility generated annual revenues of $6.8 million and pre-tax net income of $0.2 million.  The Company recognized a loss of $0.5 million.

At December 31, 2018, the Company recorded a loss of $1.9 million for exit costs associated with the pending closure of certain clinics associated with the Company’s rehabilitation services business.

Acquisitions

On November 1, 2018, the Company acquired the operations of eight skilled nursing facilities and one assisted living facility in New Mexico and Arizona.  The nine new facilities have approximately 1,000 beds and generate approximate annual net revenue of $60 million.  The facilities are leased from Omega.  Four of the facilities have been classified as capital leases resulting in a capital lease asset and obligation gross up of $14.6 million.  The remaining five facilities will be classified as operating leases.  The Company expects no material impact to pre-tax net income in 2019.

Lease Amendments and Terminations

Gains, losses and termination charges associated with master lease terminations and amendments are recorded as non-recurring charges.  These amendments and terminations resulted in net losses of $21.9 million and net gains of $7.7 million for the years ended December 31, 2018 and 2017, respectively.  These gains and losses are included in other (income) loss on the consolidated statements of operations.

Omega Amendment

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

Sabra Amendments and Terminations

The Company entered into a definitive agreement with Sabra resulting in permanent and unconditional annual cash rent savings of $19 million effective January 1, 2018.  Sabra has pursued and the Company has supported Sabra’s previously announced sale of the Company’s leased assets.  At the closing of such sales, the Company has entered into lease agreements with new landlords for a majority of the assets currently leased with Sabra.  Since December 22, 2017, Sabra has completed the sale of 54 facilities to third party landlords in which the Company has entered into new lease agreements.  Those transactions are summarized below.

On December 22, 2017, Sabra completed the sale of 20 of the Company’s leased assets in Kentucky, Ohio and Indiana.  As a result of the sale, the Company received from Sabra an annual rent credit of $9.3 million for the remainder of the lease term.  The Company continues to operate these facilities with a new landlord.  The new lease has a ten-year initial term, one five-year renewal option and

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

initial annual rent of $9.3 million.  As a result of the sale, the Company recognized accelerated depreciation expense of $9.5 million on the property and equipment sold and a gain on the write off of certain lease liabilities of $7.7 million.

On June 1, 2018, Sabra completed the sale and lease termination of 12 skilled nursing facilities located in Florida and New Hampshire.  As a result of the sale, the Company will receive an annual rent credit of $12.0 million for the remainder of the lease term.  The Company continues to operate these facilities under a new lease with a new landlord, Next Healthcare Capital (Next). See Note 17 – “Related Party Transactions.”  As a result of the sale, the Company recognized accelerated depreciation expense of $6.0 million on the property and equipment sold and a gain on the write off of certain lease liabilities of $7.0 million.

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

On December 12, 2018, Sabra completed the sale and lease termination of four skilled nursing facilities located in New Mexico, Colorado and California.  As a result of the sale, the Company will receive an annual rent credit of $3.4 million for the remainder of the lease term.  The Company continues to operate these facilities under a lease agreement with a new landlord.  The new lease has a 9.5 year initial term, one five-year renewal option and initial annual rent of $3.4 million  As a result of the sale, the Company recognized accelerated depreciation expense of $4.6 million on the property and equipment sold and a gain on the write off of certain lease liabilities of $0.9 million.

On December 21, 2018, Sabra completed the sale and lease termination of nine skilled nursing facilities located in Connecticut.  As a result of the sale, the Company will receive an annual rent credit of $3.3 million for the remainder of the lease term.  The Company continues to operate these facilities under a lease agreement with a new landlord.  The new lease has a ten-year initial term, one five-year renewal option and initial annual rent of $3.3 million  As a result of the sale, the Company recognized accelerated depreciation expense of $2.8 million on the property and equipment sold and a gain on the write off of certain lease liabilities of $5.3 million.

As a result of the amendments and lease terminations noted above, the Company recorded a lease termination charge of $34.1 million in the year ended December 31, 2018, with an offsetting obligation recorded in other long-term liabilities.  The charge represents the discounted residual rents the Company will continue to pay Sabra on the skilled nursing facilities that have been terminated due to either divestiture or sale to a new landlord. On an undiscounted basis, the Company is obligated to pay Sabra approximately $41.0 million as of December 31, 2018. This obligation will be repaid over a period of approximately 4 years ending in 2023.

Other Amendments

In early April 2018, the Company negotiated the extensions of four separate lease agreements resulting in the derecognition of certain lease assets totaling $1.9 million.

The cease to use asset associated with a leased facility divestiture initially recorded at April 1, 2017, disclosed above, was further adjusted in the year ended December 31, 2018 to reflect changes in the sublease assumption resulting in an additional $2.0 million in losses recorded.

(5)   Net Revenues and Accounts Receivable

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

The Company generates revenues, primarily by providing healthcare services to its customers. Revenues are recognized when control of the promised good or service is transferred to our customers, in an amount that reflects the consideration to which the Company expects to be entitled from patients, third-party payors (including government programs and insurers) and others, in exchange for those goods and services.

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

The Company determines the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration, such as implicit price concessions.  The Company utilizes the expected value method to determine the amount of variable consideration that should be included to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. Variable consideration also exists in the form of settlements with Medicare and Medicaid as a result of retroactive adjustments due to audits and reviews. The Company applies constraint to the transaction price, such that net revenues are recorded only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenues in the period such variances become known.  Adjustments arising from a change in the transaction price were not significant for the year ended December 31, 2018.

The Company has elected a practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component due to its expectation that the period between the time the service is provided and the time payment is received will be one year or less.

Adoption of ASC 606

The Company’s adoption of ASC 606 primarily impacts the presentation of revenues due to the inclusion of variable consideration in the form of implicit price concessions contained in certain of its contracts with customers.  Under ASC 606, amounts estimated to be uncollectable are generally considered implicit price concessions that are a direct reduction to net revenues. Prior to adoption of ASC 606, such amounts were classified as provision for losses on accounts receivable.  For the year ended December 31, 2018, the Company recorded approximately $95.8 million of implicit price concessions as a direct reduction of net revenues that would have been recorded as operating expenses prior to the adoption of ASC 606.  The adoption of ASC 606 is not expected to have a material impact on net

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income or loss on an ongoing basis. To the extent there are material subsequent events that affect the payor's ability to pay, such amounts are recorded within operating expenses.

At December 31, 2018, the Company’s accounts receivable balance includes $168.6 million that was classified as allowance for doubtful accounts at December 31, 2017.

The Company has reclassified the provision for losses on accounts receivable of $96.4 million for the year ended December 31, 2017 to other operating expenses in the consolidated statements of operations. This reclassification had no effect on the reported results of operations.

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

Under ASC 606, payments that the Company receives from customers in advance of providing services represent contract liabilities.  Such payments primarily relate to private pay patients, which are billed monthly in advance.  The Company had no material contract liabilities or activity as of and for the year ended December 31, 2018.

Disaggregation of Revenues

The Company disaggregates revenue from contracts with customers by reportable operating segments and payor type. The Company notes that disaggregation of revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.  The payment terms and conditions within the Company's revenue-generating contracts vary by contract type and payor source.  Payments are generally received within 30 to 60 days after billing.  See Note 7 – “Segment Information.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of net revenues by payor type and operating segment for the year ended December 31, 2018 and 2017 are as follows (in thousands):

	Year ended December 31, 2018
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$913,615		$89,514		$—		$1,003,129
Medicaid	2,461,228		2,096		—		2,463,324
Insurance	517,512		23,071		—		540,583
Private	339,680	(1)	438		—		340,118
Third party providers	—		415,541		83,952		499,493
Other	64,838	(2)	17,254	(2)	47,911	(3)	130,003
Total net revenues	$4,296,873		$547,914	.	$131,863		$4,976,650

	Year ended December 31, 2017 (4)
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$1,042,460		$94,010		$—		$1,136,470
Medicaid	2,557,595		1,797		—		2,559,392
Insurance	554,606		24,685		—		579,291
Private	386,518	(1)	715		—		387,233
Third party providers	—		466,260		93,438		559,698
Other	85,123	(2)	16,139	(2)	50,394	(3)	151,656
Total net revenues	$4,626,302		$603,606		$143,832		$5,373,740

(1)

Includes Assisted/Senior living revenue of $95.6 million and $96.1 million for the years ended December 31, 2018 and 2017, respectively.  Such amounts do not represent contracts with customers under ASC 606.

(2)	Primarily consists of revenue from Veteran Affairs and administration of third party facilities.
(3)	Includes net revenues from all payors generated by the other services, excluding third party providers.
(4)	The Company adopted the new revenue standard using the modified retrospective transition method. As a result, the prior period amounts have not been adjusted.

(6)Loss Per Share

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

Basic EPS was computed by dividing net loss by the weighted-average number of outstanding common shares for the period. Diluted EPS is computed by dividing net loss plus the effect of any assumed conversions by the weighted-average number of outstanding common shares after giving effect to all potential dilutive common stock.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands, except per share data):

	Year ended December 31,
	2018	2017
Numerator:
Loss from continuing operations	$(372,417)	$(959,172)
Less: Net loss attributable to noncontrolling interests	(137,186)	(380,222)
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(235,231)	$(578,950)
Loss from discontinued operations, net of taxes	—	(32)
Net loss attributable to Genesis Healthcare, Inc.	$(235,231)	$(578,982)
Denominator:
Weighted-average shares outstanding for basic and diluted net loss per share	101,007	94,217
Basic and diluted net loss per common share:
Loss from continuing operations attributable to Genesis Healthcare, Inc.	$(2.33)	$(6.15)
Loss from discontinued operations, net of taxes	—	—
Net loss attributable to Genesis Healthcare, Inc.	$(2.33)	$(6.15)

The following shares were excluded from the computation of dilutive net loss per common share in the years ended December 31, 2018 and 2017, as their inclusion would have been anti-dilutive (in thousands):

	Year ended December 31,
	2018	2017
Exchange of noncontrolling interests	60,144	61,973
Employee and director unvested restricted stock units	816	887
Stock warrants	1,395	25

The combined impact of the assumed conversion to common stock and the related tax implications attributable to the noncontrolling interest, the grants under the 2015 Omnibus Equity Incentive Plan (2015 Plan), and stock warrants are anti-dilutive to EPS because the Company is in a net loss position for the years ended December 31, 2018 and 2017.  As of December 31, 2018, there were 59,700,801 units attributable to the noncontrolling interests outstanding.

In the year ended December 31, 2018, the Company issued a warrant to purchase 600,000 shares of its Class A common stock at an exercise price of $1.33 per share, exercisable beginning on September 6, 2018 and ending on March 6, 2023.  Because the Company is in a net loss position for the year ended December 31, 2018, the impact of the assumed conversion of the warrants to common stock and the related tax implications are anti-dilutive to EPS.  See Note 4 – “Significant Transactions and Events – Restructuring Transactions – Omnibus Agreement.”

In the year ended December 31, 2017, the Company issued a warrant to purchase 900,000 shares of its Class A common stock at an exercise price of $1.00 per share, exercisable beginning on August 1, 2018 and ending on December 30, 2022.  Because the Company is in a net loss position for the year ended December 31, 2017, the impact of the assumed conversion of the warrants to common stock and the related tax implications are anti-dilutive to EPS.  See Note 4 – “Significant Transactions and Events – Lease Amendments and Terminations – Omega Amendment.”

(7)Segment Information

The Company has three reportable operating segments: (i) inpatient services; (ii) rehabilitation therapy services; and (iii) other services. For additional information on these reportable segments see Note 1 – “General Information – Description of Business.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s segmented revenues follows (in thousands, except percentages):

	Year ended December 31,
	2018		2017		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$4,195,596	84.3%	$4,522,738	84.1%	$(327,142)	(7.2)%
Assisted/Senior living facilities	95,571	1.9%	96,109	1.8%	(538)	(0.6)%
Administration of third party facilities	8,733	0.2%	8,991	0.2%	(258)	(2.9)%
Elimination of administrative services	(3,027)	—%	(1,536)	—%	(1,491)	97.1%
Inpatient services, net	4,296,873	86.4%	4,626,302	86.1%	(329,429)	(7.1)%

Rehabilitation therapy services:
Total therapy services	889,069	17.9%	983,370	18.3%	(94,301)	(9.6)%
Elimination intersegment rehabilitation therapy services	(341,155)	(6.9)%	(379,764)	(7.1)%	38,609	(10.2)%
Third party rehabilitation therapy services	547,914	11.0%	603,606	11.2%	(55,692)	(9.2)%

Other services:
Total other services	161,038	3.2%	166,098	3.1%	(5,060)	(3.0)%
Elimination intersegment other services	(29,175)	(0.6)%	(22,266)	(0.4)%	(6,909)	31.0%
Third party other services	131,863	2.6%	143,832	2.7%	(11,969)	(8.3)%

Net revenues	$4,976,650	100.0%	$5,373,740	100.0%	$(397,090)	(7.4)%

A summary of the Company’s condensed consolidated statement of operations follows (in thousands):

	Year ended December 31, 2018
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$4,299,900	$889,069	$160,913	$125	$(373,357)	$4,976,650
Salaries, wages and benefits	1,944,091	733,763	109,054	—	—	2,786,908
Other operating expenses	1,740,537	51,590	61,110	—	(373,357)	1,479,880
General and administrative costs	—	—	—	149,182	—	149,182
Lease expense	127,323	—	1,289	1,247	—	129,859
Depreciation and amortization expense	193,930	12,779	684	13,503	—	220,896
Interest expense	367,562	55	36	96,085	—	463,738
Loss on early extinguishment of debt	—	—	—	391	—	391
Investment income	—	—	—	(6,832)	—	(6,832)
Other (income) loss	(14,872)	1,942	78	(68)	—	(12,920)
Transaction costs	—	—	—	31,953	—	31,953
Long-lived asset impairments	104,997	—	—	—	—	104,997
Goodwill and identifiable intangible asset impairments	3,538	—	—	—	—	3,538
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,608)	1,508	(100)
(Loss) income before income tax benefit	(167,206)	88,940	(11,338)	(283,728)	(1,508)	(374,840)
Income tax benefit	—	—	—	(2,423)	—	(2,423)
(Loss) income from continuing operations	$(167,206)	$88,940	$(11,338)	$(281,305)	$(1,508)	$(372,417)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2017
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$4,627,838	$983,370	$165,598	$500	$(403,566)	$5,373,740
Salaries, wages and benefits	2,098,249	823,668	114,951	—	—	3,036,868
Other operating expenses	1,850,101	87,915	48,663	—	(403,565)	1,583,114
General and administrative costs	—	—	—	167,718	—	167,718
Lease expense	144,554	—	1,211	1,760	—	147,525
Depreciation and amortization expense	223,443	14,711	675	16,957	—	255,786
Interest expense	415,162	56	37	84,127	—	499,382
Gain on early extinguishment of debt	—	—	—	(6,566)	—	(6,566)
Investment income	—	—	—	(5,328)	—	(5,328)
Other loss (income)	7,802	732	180	(241)	—	8,473
Transaction costs	—	—	—	14,325	—	14,325
Customer receivership and other related charges	—	90,864	—	—	—	90,864
Long-lived asset impairments	189,494	1,881	—	—	—	191,375
Goodwill and identifiable intangible asset impairments	360,046	—	—	—	—	360,046
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(2,183)	1,940	(243)
Loss before income tax expense	(661,013)	(36,457)	(119)	(270,069)	(1,941)	(969,599)
Income tax benefit	—	—	—	(10,427)	—	(10,427)
Loss from continuing operations	$(661,013)	$(36,457)	$(119)	$(259,642)	$(1,941)	$(959,172)

The following table presents the segment assets as of December 31, 2018 compared to December 31, 2017 (in thousands):

	December 31, 2018	December 31, 2017
Inpatient services	$3,735,778	$4,303,370
Rehabilitation therapy services	329,687	351,711
Other services	36,240	50,127
Corporate and eliminations	161,918	82,657
Total assets	$4,263,623	$4,787,865

(8)Restricted Investments in Marketable Securities

The current portion of restricted investments in marketable securities principally represents an estimate of the level of outstanding self-insured losses the Company expects to pay in the succeeding year through its wholly owned captive insurance company.  See Note 22 – “Commitments and Contingencies – Loss Reserves For Certain Self-Insured Programs.”

Restricted investments in marketable securities at December 31, 2018 consist of the following (in thousands):

			Unrealized losses
	Amortized	Unrealized	Less than	Greater than
	cost	gains	12 months	12 months	Fair value
Restricted investments in marketable securities:
Mortgage/government backed securities	$11,945	$4	$—	$(130)	$11,819
Corporate bonds	56,199	49	(42)	(387)	55,819
Government bonds	68,767	76	(2)	(326)	68,515
	$136,911	$129	$(44)	$(843)	136,153
Less: Current portion of restricted investments					(35,631)
Long-term restricted investments					$100,522

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted investments in marketable securities at December 31, 2017 consist of the following (in thousands):

			Unrealized losses
	Amortized	Unrealized	Less than	Greater than
	cost	gains	12 months	12 months	Fair value
Restricted investments in marketable securities:
Mortgage/government backed securities	$7,956	$—	$—	$(108)	$7,848
Corporate bonds	52,528	26	(106)	(123)	52,325
Government bonds	65,842	509	(86)	(322)	65,943
	$126,326	$535	$(192)	$(553)	126,116
Less: Current portion of restricted investments					(33,015)
Long-term restricted investments					$93,101

Maturities of restricted investments yielded proceeds of $65.7 million and $43.8 million for the years ended December 31, 2018 and 2017, respectively.

Sales of investments yielded proceeds of $3.5 million and $26.0 million for the years ended December 31, 2018 and 2017, respectively.  Associated gross realized gain and (loss) for the year ended December 31, 2018 were de minimis.  Associated gross realized gain and (loss) for the year ended December 31, 2017 were $0.5 million and $(0.7) million, respectively.

The majority of the Company’s investments are investment grade government and corporate debt securities that have maturities of five years or less, and the Company has both the ability and intent to hold the investments until maturity.

Restricted investments in marketable securities held at December 31, 2018 mature as follows (in thousands):

	Amortized	Fair
	cost	value
Due in one year or less	$42,833	$42,657
Due after 1 year through 5 years	91,078	90,480
Due after 5 years through 10 years	—	—
Due after 10 years	3,000	3,016
	$136,911	$136,153

Actual maturities may differ from stated maturities because borrowers may have the right to call or prepay certain obligations and may exercise that right with or without prepayment penalties.

The Company has issued letters of credit totaling $127.4 million at December 31, 2018 to its third party administrators and the Company’s excess insurance carriers.  Restricted cash of $6.7 million and restricted investments with an amortized cost of $136.9 million and a market value of $136.2 million are pledged as security for these letters of credit as of December 31, 2018.

(9)Property and Equipment

Property and equipment consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Land, buildings and improvements	$469,575	$591,022
Capital lease land, buildings and improvements	693,546	752,657
Financing obligation land, buildings and improvements	2,274,211	2,525,551
Equipment, furniture and fixtures	417,684	453,230
Construction in progress	9,340	30,294
Gross property and equipment	3,864,356	4,352,754
Less: accumulated depreciation	(976,802)	(939,155)
Net property and equipment	$2,887,554	$3,413,599

In the year ended December 31, 2018, the Company divested 55 skilled nursing facilities resulting in write-offs of net property and equipment of $248.5 million. See Note 4 – “Significant Transactions and Events - Divestiture of Non-Strategic Facilities.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the year ended December 31, 2018, the Company recognized long-lived impairment charges resulting in write-offs of net property and equipment of $105.0 million.  See Note 20 – “Asset Impairment Charges – Long-Lived Assets with a Definite Useful Life.”

The impact of divestitures and impairments in the year ended December 31, 2018 by property and equipment line description is as follows:

	Divestitures	Impairments
Land, buildings and improvements	$(64,738)	$(40,942)
Capital lease land, buildings and improvements	(38,804)	(11,782)
Financing obligation land, buildings and improvements	(211,143)	(85,643)
Equipment, furniture and fixtures	(41,795)	(3,843)
Construction in progress	(300)	—
Gross property and equipment	(356,780)	(142,210)
Less: accumulated depreciation	108,287	37,213
Net property and equipment	$(248,493)	$(104,997)

At December 31, 2018, the Company classified the property and equipment of seven skilled nursing facilities as assets held for sale resulting in a total net reduction of property and equipment of $16.1 million, which was primarily classified in the “Land, buildings and improvements” line item.  See Note 21 – “Assets Held for Sale.”

In the year ended December 31, 2018, construction in progress was reduced by approximately $32.7 million due to a newly constructed PowerBack Rehabilitation facility placed into service in August 2018.  The cost of the new facility was coded primarily to the “Financing obligation land, buildings and improvements” line item.

(10)Goodwill and Identifiable Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.  The changes in the carrying value of goodwill are as follows (in thousands):

	Inpatient	Rehabilitation Therapy Services	Other Services	Consolidated
Balance at January 1, 2017	$355,070	$73,814	$11,828	$440,712
Goodwill associated with divestitures	(3,600)	—	—	(3,600)
Goodwill impairment charge	(351,470)	—	—	(351,470)
Balance at December 31, 2017
Goodwill	351,470	73,814	11,828	437,112
Accumulated impairment losses	(351,470)	—	—	(351,470)
	$—	$73,814	$11,828	$85,642
Balance at December 31, 2018
Goodwill	351,470	73,814	11,828	437,112
Accumulated impairment losses	(351,470)	—	—	(351,470)
	$—	$73,814	$11,828	$85,642

For the year ended December 31, 2017, the Company recognized goodwill impairment charges of $351.5 million in its inpatient segment.  See Note 20 – “Asset Impairment Charges - Goodwill.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable intangible assets consist of the following at December 31, 2018 and 2017 (in thousands):

	December 31, 2018	Weighted Average Remaining Life (Years)
Customer relationship assets, net of accumulated amortization of $65,756	$47,077	8
Favorable leases, net of accumulated amortization of $33,404	21,449	10
Trade names	50,556	Indefinite
Identifiable intangible assets	$119,082

	December 31, 2017	Weighted Average Remaining Life (Years)
Customer relationship assets, net of accumulated amortization of $55,285	$57,548	8
Favorable leases, net of accumulated amortization of $33,051	34,872	10
Trade names	50,556	Indefinite
Identifiable intangible assets	$142,976

Acquisition-related identified intangible assets consist of customer relationship assets, favorable lease contracts and trade names.

•Customer relationship assets exist in the Company’s rehabilitation services, respiratory services, management services and medical staffing businesses.  These assets are amortized on a straight-line basis over the expected period of benefit.

•Favorable lease contracts represent the estimated value of future cash outflows of operating lease contracts compared to lease rates that could be negotiated in an arms-length transaction at the time of measurement.  Favorable lease contracts are amortized on a straight-line basis over the lease terms.  See Note 12 – “Lease and Lease Commitments.”

•The Company’s trade names have value, in particular in the rehabilitation business which markets its services to other providers of skilled nursing and assisted/senior living services.  The trade name asset has an indefinite life and is measured no less than annually or if indicators of potential impairment become apparent.

Amortization expense related to customer relationship assets, which is included in depreciation and amortization expense, for the years ended December 31, 2018 and 2017 was $10.5 million and $10.3 million, respectively.

Amortization expense related to favorable leases, which is included in lease expense, for the years ended December 31, 2018 and 2017 was $6.5 million and $6.9 million, respectively.

Based upon amounts recorded at December 31, 2018, amortization expense related to identifiable intangible assets is estimated to be $15.3 million in 2019, $9.9 million in 2020, $9.1 million in 2021, $5.9 million in 2022, and $5.4 million in 2023 and $22.9 million, thereafter.

The Company recorded asset impairment charges totaling $3.5 million and $8.5 million related to identifiable intangible assets for the year ended December 31, 2018 and 2017, respectively, which are included in goodwill and identifiable intangible asset impairments on the consolidated statements of operations.  In 2018, a $3.5 million impairment of favorable lease assets associated with the underperforming properties was recorded.  In 2017, the impairment charges are comprised of a $7.3 million impairment of management contract assets related to the expiration of and lack of a sustained, state sponsored replacement program for the Texas Minimum Payment Amount Program (MPAP) and a $1.2 million impairment of favorable lease assets associated with the underperforming properties.  The impairment associated with the expired MPAP contract represented the only management contract identifiable intangible asset of the Company.  See Note 20 – “Asset Impairment Charges - Identifiable Intangible Assets with a Definite Useful Life – Management Contracts” and  “Asset Impairment Charges – Identifiable Intangible Assets with a Definite Useful Life – Favorable Leases.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)Long-Term Debt

Long-term debt at December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Asset based lending facilities, net of debt issuance costs of $11,335 and $0 at December 31, 2018 and December 31, 2017, respectively	$419,289	$—
Revolving credit facilities, net of debt issuance costs of $0 and $10,109 at December 31, 2018 and December 31, 2017, respectively	—	303,091
Term loan agreements, net of debt issuance costs of $1,851 and $3,020 and debt premium balance of $8,446 and $0 at December 31, 2018 and December 31, 2017, respectively	184,652	120,706
Real estate loans, net of debt issuance costs of $5,360 and $3,486 and debt premium balance of $28,992 and $0 at December 31, 2018 and December 31, 2017, respectively	307,690	281,039
HUD insured loans, net of debt issuance costs of $5,247 and $5,590 and debt premium balance of $860 and $13,590 at December 31, 2018 and December 31, 2017, respectively	181,762	263,827
Notes payable	81,398	68,122
Mortgages and other secured debt (recourse)	4,190	12,536
Mortgages and other secured debt (non-recourse), net of debt issuance costs of $187 and $99 and debt premium balance of $1,520 and $1,618 at December 31, 2018 and December 31, 2017, respectively	26,483	27,978
	1,205,464	1,077,299
Less: Current installments of long-term debt	(122,531)	(26,962)
Long-term debt	$1,082,933	$1,050,337

Asset Based Lending Facilities

On March 6, 2018, the Company entered into a new asset based lending facility agreement with MidCap.  The agreement provides for a $555 million asset based lending facility comprised of (a) a $325 million first lien term loan facility, (b) a $200 million first lien revolving credit facility and (c) a $30 million delayed draw term loan facility (collectively, the ABL Credit Facilities).  The commitments under the delayed draw term loan facility will be reduced to $20 million in the year 2020.  Proceeds were used to replace and repay in full the Company’s existing $525 million revolving credit facilities.

The ABL Credit Facilities have a five-year term set to mature on March 6, 2023.  The ABL Credit Facilities include a springing maturity clause that would accelerate its maturity 90 days prior to the maturity of the Term Loan Agreements, Welltower Real Estate Loans or MidCap Real Estate Loans (as defined below), in the event those agreements are not extended or refinanced.  The revolving credit facility includes a swinging lockbox arrangement whereby the Company transfers all funds deposited within its designated lockboxes to MidCap on a daily basis and then draws from the revolving credit facility as needed.  In accordance with U.S. GAAP, the Company has presented the entire revolving credit facility borrowings balance of $105.6 million in current installments of long-term debt at December 31, 2018.  Despite this classification, the Company expects that it will have the ability to borrow and repay on the revolving credit facility through its maturity on March 6, 2023.  Cash proceeds of $47.6 million received under the ABL Credit Facilities remain in a restricted account.  This amount is pledged to cash collateralize letters of credit previously issued under the retired revolving credit facilities. The Company has classified this deposit and all cash account balances subject to deposit account control agreements that were sprung under the ABL Credit Facilities as restricted cash and equivalents on the consolidated balance sheets at December 31, 2018.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The term loan facility and revolving credit facility include a termination fee equal to 2% if the loans are prepaid within the first year, 1% if the loans are prepaid after year one and before year two, and 0.5% thereafter.  The term loan facility and revolving credit facility include an exit fee equal to $1.6 million and $1.0 million, respectively, due and payable on the earlier of the loan’s retirement or on the maturity date.

The ABL Credit Facilities contain representations and warranties, affirmative covenants, negative covenants, financial covenants and events of default and security interests that are customarily required for similar financings.  Financial covenants include a minimum consolidated fixed charge coverage ratio, a maximum leverage ratio and minimum liquidity.

Borrowings and interest rates under the ABL Credit Facilities were as follows at December 31, 2018:

			Weighted
			Average
ABL Credit Facilities	Commitment	Borrowings	Interest
Term loan facility	$325,000	$325,000	8.80%
Revolving credit facility (Non-HUD)	155,000	65,181	8.80%
Revolving credit facility (HUD)	45,000	10,444	8.80%
Delayed draw term loan facility	30,000	30,000	13.80%
	$555,000	$430,625	9.15%

As of December 31, 2018, the Company had a total borrowing base capacity of $436.9 million with outstanding borrowings under the ABL Credit Facilities of $430.6 million, leaving the Company with approximately $6.3 million of available borrowing capacity under the ABL Credit Facilities.

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

Term Loan Agreements

The Company and certain of its affiliates, including FC-GEN (the Borrower) are party to a four-year term loan agreement (the Term Loan Agreement) with an affiliate of Welltower and an affiliate of Omega.  The Term Loan Agreement provides for term loans (the Term Loans) in the aggregate principal amount of $120.0 million, with scheduled annual amortization of 2.5% of the initial principal balance in years one, two and three, and 5.0% in year four.  On March 6, 2018, the Company entered into an amendment to the Term Loans (the Term Loan Amendment) pursuant to which the Company borrowed an additional $40 million to be used for certain debt repayment and general corporate purposes (the 2018 Term Loan). The Term Loan Agreement continues to have a maturity date of July 29, 2020.  The 2018 Term Loan bears interest at a rate equal to 10.0% per annum, with up to 5% per annum to be paid in kind.  The Term Loan Amendment also changes the interest rate applicable to the Term Loans to be equal to 14% per annum, with up to 9% per annum to be paid in kind. As of December 31, 2018, the Term Loans and 2018 Term Loan had an outstanding principal balance of $178.1 million.  Among other things, the Term Loan Amendment eliminates any principal amortization payments on any of the loans prior to maturity and modifies the financial covenants beginning in 2018.

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

The Term Loan Agreement contains financial, affirmative and negative covenants, and events of default that are customary for debt securities of this type.  Financial covenants include four maintenance covenants which require the Company to maintain a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures.  The most restrictive financial covenant is the minimum interest coverage ratio which requires the Company to maintain a coverage ratio, as defined therein, of no less than 1.70 to 1.0 through December 31, 2020 and increasing to 1.80 to 1.0 thereafter.

The Term Loan Agreement includes a non-cash debt premium balance of $8.4 million at December 31, 2018.  As the terms under the Term Loan Amendment were negotiated and executed at the same time as other Welltower amendments included in the Restructuring Transactions (i.e. the Real Estate Loan Amendments (as defined below) and Welltower Master Lease Amendment), U.S. GAAP requires the Company record interest expense for each instrument at a rate equal to the combined effective interest rate rather than the stated interest rate of each instrument individually.  The effective interest rate was calculated by measuring the aggregate cash flows payable to Welltower under the combined amended agreements compared to the carrying value of the original obligations on March 6, 2018.  Since the combined effective interest rate of approximately 7.5% of all the Restructuring Transactions involving Welltower is lower than the Term Loan Amendment weighted interest rate of 13.0%, the Company recorded a debt premium, which was offset by a corresponding discount on the Welltower financing obligation, and will amortize over the life of the Term Loan Amendment.  See Note 13 – “Financing Obligations.”

Real Estate Loans

On March 30, 2018, the Company entered into two real estate loans with MidCap (MidCap Real Estate Loans) with combined available proceeds of $75.0 million, $73.0 million of which was drawn as of December 31, 2018.  The MidCap Real Estate Loans are secured by 18 skilled nursing facilities and are subject to a five-year term maturing on March 30, 2023.  The maturity of the MidCap Real Estate Loans will accelerate in the event the ABL Credit Facilities are repaid in full and terminated.  The loans, which are interest only in the first year, are subject to an annual interest rate equal to 30-day LIBOR (subject to a floor of 1.5%) plus an applicable margin of 5.85%.  Beginning April 1, 2019, mandatory principal payments commence with the balance of the loans to be repaid at maturity.  Proceeds from the MidCap Real Estate Loans were used to repay partially the Welltower Real Estate Loans (as defined below).

On November 8, 2018, one of the MidCap Real Estate Loans was amended with an additional borrowing of $10.0 million.  The proceeds were used to retire a maturing mortgage loan on a corporate office building.  The office building has been added as collateral and the loan maturity remains March 30, 2023. The $10.0 million additional loan is subject to an annual interest rate equal to 30-day LIBOR (subject to a floor of 2.0%) plus an applicable margin of 6.25% with principal amortizing immediately and the balance due at maturity.

The Company is subject to multiple real estate loan agreements with Welltower (Welltower Real Estate Loans).  The Welltower Real Estate Loans are subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and/or refinance of the underlying facilities such net proceeds are required to be used to repay the outstanding principal balance of the Welltower Real Estate Loans.  Each Welltower Real Estate Loan has a maturity date of January 1, 2022.

On February 21, 2018, the Company entered into amendments to the Welltower Real Estate Loans (the Real Estate Loan Amendments).  The Real Estate Loan Amendments adjusted the annual interest rate beginning February 15, 2018 to 12%, of which 7% will be paid in cash and 5% will be paid in kind.  In connection with the Real Estate Loan Amendments, the Company agreed to make commercially reasonable efforts to secure commitments by April 1, 2018 to repay no less than $105 million of the Welltower Real Estate Loan obligations.  As of December 31, 2018, the Company secured repayments or commitments totaling approximately $85 million.  As a result, the annual cash component of the interest payments was increased by approximately $2.0 million with a corresponding decrease in the paid in kind component of interest.  At December 31, 2018, the Welltower Real Estate Loans are secured by a mortgage lien on the real property and a second lien on certain receivables of the operators of the 5 remaining facilities subject to the Welltower Real Estate Loans.  In the year ended December 31, 2018, the Welltower Real Estate Loans were paid down $69.7 million using proceeds from the MidCap Real Estate Loans and $15.7 million using proceeds from asset sales in Texas and Nevada.  The Welltower Real Estate Loans have an outstanding principal balance of $201.1 million at December 31, 2018.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Welltower Real Estate Loans include a non-cash debt premium balance of $29.0 million at December 31, 2018.  As the terms under the Real Estate Loan Amendments were negotiated and executed at the same time as other Welltower amendments included in the Restructuring Transactions (i.e. the Term Loan Amendment and Welltower Master Lease Amendment), U.S. GAAP requires the Company to record interest expense for each instrument at a rate equal to the combined effective interest rate rather than the stated interest rate of each instrument individually.  The effective interest rate was calculated by measuring the aggregate cash flows payable to Welltower under the combined amended agreements compared to the carrying value of the original obligations on March 6, 2018.  Since the combined effective interest rate of all the Restructuring Transactions involving Welltower of approximately 7.5% is lower than the Real Estate Loan Amendments weighted interest rate of 12.0%, the Company recorded a debt premium, which was offset by a corresponding discount on the Welltower financing obligation, and will amortize over the life of the Real Estate Loan Amendments.  See Note 13 – “Financing Obligations.”

On April 1, 2016, the Company acquired one skilled nursing facility and entered into a $9.9 million real estate bridge loan (Other Real Estate Loan.)  On February 22, 2018, the skilled nursing facility subject to the Other Real Estate Loan was refinanced through a loan insured through the U.S. Department of Housing and Urban Development (HUD).  Some of the proceeds from the refinancing were used to pay off fully the Other Real Estate Loan.

HUD Insured Loans

As of December 31, 2018, the Company has 25 skilled nursing facility loans insured by HUD. The HUD insured loans have a combined aggregate principal balance of $213.8 million, which includes a $3.8 million debt premium.  In the year ended December 31, 2018, one skilled nursing facility was financed with a HUD insured loan for $10.9 million using some of the proceeds to retire the Other Real Estate Loan.

The HUD insured loans have original terms ranging from 30 to 35 years and an average remaining term of 29 years with fixed interest rates ranging from 3.0% to 4.2% and a weighted average interest rate of 3.4%. Depending on the mortgage agreement, prepayments are generally allowed only after 12 months from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required. Any further HUD insured loans will require additional HUD approval.

All HUD insured loans are non-recourse loans to the Company. All loans are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of December 31, 2018, the Company has total escrow reserve funds of $19.6 million with the loan servicer that are reported within prepaid expenses.

The HUD loans of three skilled nursing facilities, balances included in the disclosures noted above, were reclassified as assets held for sale in the consolidated balance sheets at December 31, 2018. These three skilled nursing facilities had an aggregate principal balance of $26.6 million, net of debt issuance costs and debt premiums, and aggregate escrow reserve funds of $3.4 million.  The three skilled nursing facilities are expected to be sold in early 2019. See Note 21 – “Assets Held for Sale.”

Notes Payable

On January 17, 2018, the Company converted $19.6 million of its trade payables into a note payable.  The note, as amended, will be repaid in equal monthly installments through December 2019 at an annual interest rate of 5.75% and has an outstanding balance of $7.8 million at December 31, 2018.

In connection with Welltower’s sale of 64 skilled nursing facilities to Second Spring on November 1, 2016, the Company issued a note totaling $51.2 million to Welltower.  The note accrues cash interest at 3% and paid-in-kind interest at 7%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every May 1 and November 1.  The note matures on October 30, 2020 and has an outstanding balance of $60.0 million at December 31, 2018.

In connection with Welltower’s sale of 28 skilled nursing facilities to Cindat Best Years Welltower JV LLC on December 23, 2016, the Company issued two notes totaling $23.7 million to Welltower.  The first note has an initial principal balance of $11.7 million and

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accrues cash interest at 3% and paid-in-kind interest at 7%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every June 15 and December 15.  The note matures on December 15, 2021 and has an outstanding accreted principal balance of $13.6 million at December 31, 2018.  The second note was converted into 3.0 million shares of common stock on November 13, 2017 and cancelled.  The Company recorded a gain on early extinguishment of debt of $8.9 million.

Other Debt

Mortgages and other secured debt (recourse). The Company carries mortgage loans and notes payable on certain of its corporate office buildings and other acquired assets.  The loans are secured by the underlying real property and have fixed or variable rates of interest with a weighted average interest of 2.1% at December 31, 2018, and maturity dates ranging from 2019 to 2020.  On November 8, 2018, the mortgage loan of $10.0 million on one of the Company’s corporate office buildings matured and was refinanced through a MidCap Real Estate Loan.

Mortgages and other secured debt (non-recourse). Loans are carried by certain of the Company’s consolidated joint ventures.  The loans consist principally of revenue bonds and secured bank loans.  Loans are secured by the underlying real and personal property of individual facilities and have fixed or variable rates of interest with a weighted average interest rate of 5.2% at December 31, 2018, with maturity dates ranging from 2023 to 2034.  Loans are labeled “non-recourse” because neither the Company nor any of its wholly owned subsidiaries is obligated to perform under the respective loan agreements.  The aggregate principal balance of these loans includes a $1.5 million debt premium on one debt instrument.   The Company’s consolidated current installment of long-term debt decreased $10.9 million due to the reclassification of a non-recourse loan to long-term upon the completion of a refinancing in March 2018.

Debt Covenants

The ABL Credit Facilities, the Term Loan Agreement, the Welltower Real Estate Loans and the MidCap Real Estate Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, minimum liquidity and maximum capital expenditures.  The Credit Facilities include cross-default provisions with each other and certain material lease agreements.  At December 31, 2018, the Company was in compliance with its financial covenants contained in the Credit Facilities.

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

The maturity of total debt of $1.2 billion, excluding debt issuance costs and other non-cash debt discounts and premiums, at December 31, 2018 is as follows (in thousands):

Twelve months ended December 31,
2019	$122,565
2020	245,716
2021	20,499
2022	208,220
2023	419,804
Thereafter	172,822
Total debt maturity	$1,189,626

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)Leases and Lease Commitments

The Company leases certain facilities under capital and operating leases.  Future minimum payments for the next five years and thereafter under such leases at December 31, 2018 are as follows (in thousands):

Twelve months ended December 31,	Capital Leases	Operating Leases
2019	$88,793	$110,755
2020	89,397	109,391
2021	91,292	106,031
2022	93,281	84,003
2023	95,376	76,701
Thereafter	3,325,042	373,753
Total future minimum lease payments	3,783,181	$860,634
Less amount representing interest	(2,813,068)
Capital lease obligation	970,113
Less current portion	(2,171)
Long-term capital lease obligation	$967,942

Capital Lease Obligations

The capital lease obligations represent the present value of minimum lease payments under such capital lease arrangements, bear a weighted average imputed interest rates of 9.9% at December 31, 2018, and mature at dates ranging from 2026 to 2048.

Deferred Lease Balances

At December 31, 2018 and 2017, the Company had $21.4 million and $34.9 million, respectively, of favorable leases net of accumulated amortization, included in identifiable intangible assets, and $5.3 million and $15.5 million, respectively, of unfavorable leases net of accumulated amortization included in other long-term liabilities on the consolidated balance sheets.  Favorable and unfavorable lease assets and liabilities, respectively, arise through the acquisition of leases in place which requires those contracts be recorded at their then fair value.  The fair value of a lease is determined through a comparison of the actual rental rate with rental rates prevalent for similar assets in similar markets.  A favorable lease asset to the Company represents a rental stream that is below market, and conversely an unfavorable lease is one with cost above market rates.  These assets and liabilities amortize as lease expense over the remaining term of the respective leases on a straight-line basis.  At December 31, 2018 and 2017, the Company had $17.9 million and $28.7 million, respectively, of deferred straight-line rent balances included in other long-term liabilities on the consolidated balance sheets.

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

The Company has master lease agreements with Welltower, Sabra, Omega and Second Spring (collectively, the Master Lease Agreements).  The Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity.  At December 31, 2018, the Company is in compliance with the financial covenants contained in the Master Lease Agreements.

The Company has two master lease agreements with CBYW involving 28 of its facilities.  The Company did not meet certain financial covenants contained in one of the master lease agreements involving nine of its facilities at December 31, 2018.  The Company received a waiver for these covenant breaches. At December 31, 2018, the Company is in compliance with the financial covenants contained in the other master lease agreement.

At December 31, 2018, the Company did not meet certain financial covenants contained in four leases related to 12 of its facilities.  The Company is and expects to continue to be current in the timely payment of its obligations under such leases.  These leases do not

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have cross default provisions, nor do they trigger cross default provisions in any of the Company’s other loan or lease agreements.  The Company will continue to work with the related credit parties to amend such leases and the related financial covenants.  The Company does not believe the breach of such financial covenants at December 31, 2018 will have a material adverse impact on it.  The Company has been afforded certain cure rights to such defaults by posting collateral in the form of additional letters of credit or security deposit.

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

(13)Financing Obligations

Financing obligations represent the present value of minimum lease payments under such lease arrangements and bear a weighted average imputed interest rate of 9.2% at December 31, 2018, and mature at dates ranging from 2021 to 2048.

The financing obligation includes a discount of $48.6 million at December 31, 2018.  As the terms under the Welltower Master Lease Amendment were negotiated and executed at the same time as other Welltower amendments included in the Restructuring Transactions (i.e. the Term Loan Amendment and Real Estate Loan Amendment), U.S. GAAP requires the Company record interest expense for each instrument at a rate equal to the combined effective interest rate rather than the stated interest rate of each instrument individually.  The effective interest rate was calculated by measuring the aggregate cash flows payable to Welltower under the combined amended agreements compared to the carrying value of the original obligations on March 6, 2018.  Since the combined effective interest rate of all the Restructuring Transactions involving Welltower of approximately 7.5% is higher than the Welltower Master Lease Amendment weighted interest rate of approximately 7.0%, the Company recorded a financing obligation discount, which was offset by a corresponding premium on each of the Welltower Real Estate Loans and Term Loan Amendment, and will amortize over the life of the Welltower Master Lease Amendment.  See Note 11 – “Long-Term Debt – Term Loan Agreements” and “Long-Term Debt  – Real Estate Loans.”

Future minimum payments for the next five years and thereafter under leases classified as financing obligations at December 31, 2018 are as follows (in thousands):

Twelve months ended December 31,
2019	$237,335
2020	242,052
2021	245,311
2022	242,214
2023	247,852
Thereafter	6,661,624
Total future minimum lease payments	7,876,388
Less amount representing interest	(5,141,448)
Financing obligations	$2,734,940
Less current portion	(2,001)
Long-term financing obligations	$2,732,939

(14)Stockholders’ Deficit

The total number of shares of all classes of stock that the Company shall have authority to issue is 1,200,000,000 consisting of:

•	1,000,000,000 shares of Class A common stock, par value $0.001 per share, of which 101,235,935 shares and 97,100,738 shares were issued at December 31, 2018 and 2017, respectively;
•	20,000,000 shares of Class B common stock, par value $0.001 per share, of which 744,396 shares and 744,396 shares were issued at December 31, 2018 and 2017, respectively;

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	150,000,000 shares of Class C common stock, par value $0.001 per share, of which 59,700,801 shares and 61,561,393 shares were issued at December 31, 2018 and 2017, respectively; and
•	30,000,000 shares of Preferred Stock, par value $0.001 per share, of which no shares were issued at December 31, 2018 and 2017, respectively.

Capital Transactions with Stockholders and Noncontrolling Interests

During the years ended December 31, 2018 and 2017, the Company distributed $0.4 million, respectively, to the stockholders and noncontrolling interests.  These distributions represent tax payments made by the Company on the behalf of FC-GEN members.

(15)Stock-Based Compensation

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

Restricted Stock Units

The Company grants restricted stock units under the 2015 Plan.  Each unit represents an obligation to deliver to the holder one share of the Company’s Class A common stock upon vesting.  Restricted stock units are subject to some combination of service-based, performance-based, and market-based vesting conditions.  Units subject to only service-based vesting conditions generally vest in equal installments over three years on the anniversary of the grant date with expense being recognized over the requisite service period. The fair value of such units is measured at the market price of the Company’s stock on the date of the grant.  Units subject to performance-based or market-based vesting conditions are generally subject to a service-based vesting condition (i.e. cliff vest).  Consequently, expense of such awards is recognized over the requisite service period.  Units subject to performance-based vesting conditions generally cliff vest upon satisfaction of performance targets. The fair value of such units is measured at the market price of the Company’s stock on the date of the grant. Units subject to market-based vesting conditions generally cliff vest upon the Company’s share price meeting specified target prices. The fair value of such units is measured using the Monte-Carlo simulation model, which incorporates into the fair value determination the possibility that the target share prices may not be met. Further, expense related to these units is recognized regardless of whether the market-based vesting condition is satisfied, provided that the requisite service has been provided.

The Company’s Monte-Carlo fair value assumptions are as follows:

	December 31, 2018	December 31, 2017
Expected term, in years	1.2	1.2
Risk-free interest rate	1.5%	1.5%
Volatility	65%	65%
Dividends	N/A	N/A

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s non-vested restricted stock units as of and for the year ended December 31, 2018 is shown below (number of units in thousands):

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Non-vested balance at January 1, 2018	9,666	$1.99
Granted	5,718	2.43
Vested	(2,651)	2.89
Forfeited	(2,541)	2.43
Non-vested balance at December 31, 2018	10,192	$1.89

For the year ended December 31, 2017, the weighted-average grant date fair value of restricted stock units granted was $1.46.  As of December 31, 2018, there was approximately $14.4 million of unrecognized expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average term of 2.0 years.  During the years ended December 31, 2018 and 2017, the fair value of restricted stock units that vested was $5.8 million and $3.4 million, respectively.  At December 31, 2018, 11.6 million shares of the Company’s Class A common stock are available for delivery under the 2015 Plan.

Stock-based compensation expense related to restricted stock units included in general and administrative costs was $8.8 million and $8.4 million for the years ended December 31, 2018 and 2017, respectively.  The income tax benefit for stock-based compensation expense was $4.8 million and $3.1 million for the years ended December 31, 2018 and 2017, respectively.

(16)Income Taxes

The Company’s provision for income taxes was based upon management’s estimate of taxable income or loss for each respective accounting period.  The Company recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets including net operating loss and credit carryforwards and liabilities and the amounts reported in the financial statements.  These temporary differences would result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled.

The Company effectively owns 63.2% of FC-GEN, an entity taxed as a partnership for U.S. income tax purposes.  This is the Company’s only source of taxable income.  The taxable income of the partnership is subject to the income allocation rules of IRC Sec. 704.  Management believes the mechanics of IRC Sec. 704 will cause a greater portion of the temporary tax deductions to be allocated to the Company.  This allocation reduced the Company’s taxable income for the years ended December 31, 2018 and 2017, respectively.

Income Tax Provision

Total income tax (benefit) expense was as follows (in thousands):

	Year ended December 31,
	2018	2017

Continuing operations	$(2,423)	$(10,427)
Discontinued operations	—	48
Stockholder's deficit	(115)	(67)
Total	$(2,538)	$(10,446)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the provision for income taxes on income (loss) from continuing operations for the periods presented were as follows (in thousands):

	Year ended December 31,
	2018	2017
Current:
Federal	$1,064	$1,592
State	(12)	157
	1,052	1,749
Deferred:
Federal	(521)	(12,304)
State	(2,954)	128
	(3,475)	(12,176)
Total	$(2,423)	$(10,427)

At December 31, 2018 and 2017, the current income taxes were primarily generated on the taxable income of the Company’s Bermuda captive insurance company.  Reasonable estimates for the Company’s state and local provision were made based on the Company’s analysis of the state’s enacted response to U.S. federal tax reform.

During the years ended December, 31, 2018 and 2017, the Company’s rehabilitation therapy services business operations within the People’s Republic of China and Hong Kong generated both U.S. federal and foreign taxable losses.  The deferred tax assets generated by the foreign operations were fully valued at December 31, 2018 and 2017.  Management does not anticipate these operations will generate significant taxable income in the near term.  The operations currently do not have a material effect on the Company’s effective tax rate.

Under the U.S. Tax Cuts and Jobs Act, the Company's federal net operating losses that have been incurred prior to January 1, 2018 will continue to have a 20-year carryforward limitation applied and will need to be evaluated for recoverability in the future as such. For net operating losses created after December 31, 2017, the net operating losses will have an indefinite life, but usage will be limited to 80% of taxable income in any given year. The Company has recorded a deferred tax asset for the deferred interest that it estimates will not be deducted in tax year 2018. The deferred interest can be carried forward indefinitely, such that it may be deductible in future tax years based upon certain limitations. The Company has estimated the impact of the U.S. Tax Cuts and Jobs Act on state income taxes reflected in its income tax benefit for the years ended December 31, 2018 and 2017.

In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard for all periods, the Company gives appropriate consideration to all positive and negative evidence related to the realization of its deferred tax assets. The assessment considers the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods and the Company’s experience with operating loss and tax credit expirations. A history of cumulative losses is a significant piece of negative evidence used in the assessment.

At December 31, 2018 and 2017, the Company has established a full valuation allowance against the majority of its net deferred tax assets in the amount of $342.6 million and $264.1 million, respectively, based on management’s assessment that the Company will not realize its deferred tax assets.  The valuation allowance does not include the discounted unpaid loss reserve deferred tax asset of the Company’s captive insurance company.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total income tax (benefit) expense for the periods presented differed from the amounts computed by applying the federal income tax rate of 21% for the year ended December 31, 2018 and 35% for the year ended December 31, 2017 to the income (loss) before income taxes as illustrated below (in thousands):

	Year ended December 31,
	2018	2017
Computed “expected” benefit	$(78,716)	$(339,359)
(Reduction) increase in income taxes resulting from:
State and local income taxes, net of federal tax benefit	113	149
Income tax credits	(2,397)	(2,840)
Goodwill impairment write-off	—	53,688
Non-controlling interest	28,366	138,331
Adjustment to deferred taxes, including credits and valuation allowance	50,302	139,324
FIN 48	(38)	(81)
Other, net	(53)	361
Total income tax benefit	$(2,423)	$(10,427)

The Company’s effective income tax rates were 0.6% and 1.1% in the years ended December 31, 2018 and 2017, respectively. The Company recorded the impact of the U.S. federal rate decrease from 35% to 21% upon its deferred tax assets and liabilities within its tax provision for the year ended December 31, 2017.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below (in thousands):

	2018	2017
Deferred tax assets:
Investment in partnership	179,701	156,049
Net operating loss carryforwards	121,111	80,615
Discounted unpaid loss reserve	3,567	3,147
Deferred interest deduction	8,844	—
Other intangible	6,550	3,542
General business credits	28,729	24,325
Total deferred tax assets	348,502	267,678
Valuation allowance	(342,635)	(264,098)
Deferred tax assets, net of valuation allowance	5,867	3,580
Deferred tax liabilities:
Long-lived assets: intangible property	(6,281)	(7,584)
Total deferred tax liabilities	(6,281)	(7,584)
Net deferred tax liabilities	(414)	(4,004)

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

The Company, excluding its corporate groups, is only subject to state and local income tax in certain jurisdictions.  The Company’s corporate groups are subject to federal, state and local income taxes.  The Company is also subject to income based taxes in the People’s Republic of China and Hong Kong.  However, these business operations have generated current taxable losses since their inception. Significant judgment is required in evaluating its uncertain tax positions and determining its provision for income taxes.  Under U.S. GAAP, the Company utilizes a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

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

A reconciliation of unrecognized tax benefits follows (in thousands):

Balance, December 31, 2016	$79
Additions based upon tax positions related to the current year	36
Balance, December 31, 2017	$115
Reductions due to lapses of applicable statute of limitations	(38)
Balance, December 31, 2018	$77

The Company’s unrecognized tax benefits reserve for uncertain tax positions primarily related to the accrual of penalty on underpayment of quarterly estimated tax.  All of the gross unrecognized tax benefits would affect the effective tax rate if recognized.  Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.  Unrecognized tax benefits are not expected to change significantly over the next twelve months.  The Company recognizes potential accrued interest related to unrecognized tax benefits in income tax expense.  Penalties, if incurred, would also be recognized as a component of income tax expense.  The amount of accrued interest related to unrecognized tax benefits was less than $0.1 million as of both December 31, 2018 and 2017.  Generally, the Company has open tax years for state purposes subject to tax audit on average of between three years to six years. The Company’s U.S. income tax returns from 2012 are open and could be subject to examination.

Exchange Rights and Tax Receivable Agreement

The owners of FC-GEN have the right to exchange their membership units in FC-GEN,  along with an equivalent number of Class C shares, for shares of Class A common stock of the Company or cash, at the Company’s option.  As a result of such exchanges, the Company’s membership interest in FC-GEN will increase and its purchase price will be reflected in its share of the tax basis of FC-GEN’s tangible and intangible assets.  Any resulting increases in tax basis are likely to increase tax depreciation and amortization deductions and, therefore, reduce the amount of income tax the Company would otherwise be required to pay in the future.  Any such increase would also decrease gain (or increase loss) on future dispositions of the affected assets.  There were exchanges of 1,860,592 FC-GEN units and Class C shares during the twelve months ended December 31, 2018 equating to 1,860,912 Class A shares.  The exchanges during the twelve months ended December 31, 2018 resulted in a $9.6 million IRC Section 754 tax basis step-up in the tax deductible goodwill of FC-GEN.  There were exchanges of 2,287,987 FC-GEN units and Class C shares during the twelve months ended December 31, 2017 equating to 2,288,381 Class A shares.  The exchanges during the twelve months ended December 31, 2017 resulted in a $14.9 million IRC Section 754 tax basis step-up in the tax deductible goodwill of FC-GEN.

The Company is party to a tax receivable agreement (TRA) with the owners of FC-GEN.  The agreement provides for the payment by the Company to the owners of FC-GEN of 90% of the cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of (i) the increases in tax basis attributable to the owners of FC-GEN and (ii) tax benefits related to imputed interest deemed to be paid by the Company as a result of the TRA.  Under the TRA, the benefits deemed realized by the Company as a result of the increase in tax basis attributable to the owners of FC-GEN generally will be computed by comparing the actual income tax liability of the Company to the amount of such taxes that the Company would have been required to pay had there been no such increase in tax basis.

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

Payments generally are due under the TRA within a specified period of time following the filing of FC-GEN’s U.S. federal and state income tax returns for the taxable year with respect to which the payment obligation arises.  Payments under the TRA generally will be based on the tax reporting positions that FC-GEN will determine.  Although FC-GEN does not expect the Internal Revenue Service (IRS) to challenge the Company’s tax reporting positions, FC-GEN will not be reimbursed for any overpayments previously made under the TRA, but any overpayments will reduce future payments.  As a result, in certain circumstances, payments could be made under the TRA in excess of the benefits that FC-GEN actually realizes in respect of the tax attributes subject to the TRA.

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

(17)Related Party Transactions

The Company provides rehabilitation services to certain facilities owned and operated by a customer in which certain members of the Company’s board of directors beneficially own an ownership interest.  These services resulted in net revenues of $126.4 million and $142.2 million in the years ended December 31, 2018 and 2017, respectively.  The services resulted in net accounts receivable balances of $32.3 million and $32.0 million at December 31, 2018 and 2017, respectively.  In the year ended December 31, 2018, gross accounts receivable of $58.9 million were converted to a note receivable.  A $55.0 million reserve recorded in 2017 was posted against the note receivable.  The Company deemed this reserve prudent given the delays in collection on account of this related party customer.  The reserve represents the judgment of management and does not indicate a forgiveness of any amount of the outstanding accounts receivable owed by this related party customer.  The Company is monitoring the financial condition of this customer and will adjust the reserve levels accordingly as new information about their outlook is available.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain members of the Company’s board of directors indirectly beneficially hold ownership interests in FC Compassus LLC (Compassus) totaling less than 10% in the aggregate.  The Company is party to certain immaterial preferred provider and affiliation agreements with Compassus.  Separately, the Company has a note receivable balance of $19.0 million from Compassus outstanding at December 31, 2018.  The note, which is comprised of principal of $12.0 million and accrued interest, is associated with the Company’s sale of its hospice and home health operations to Compassus, which was completed during 2016.

Certain members of the Company’s board of directors indirectly beneficially hold ownership interests in Trident USA totaling less than 10% in the aggregate. The Company is party to mobile radiology and laboratory/diagnostic services agreements with Trident USA.  Fees for these services were $12.6 million and $11.8 million in the years ended December 31, 2018 and 2017, respectively.

Certain subsidiaries of the Company have entered into a lease and a purchase option of twelve centers in New Hampshire and Florida from twelve separate limited liability companies affiliated with Next (the Next Landlord Entities). The lease is effective June 1, 2018 and the annualized rent paid will initially be $13.0 million. The purchase option will become exercisable in the fifth lease year. Certain members of the Company’s board of directors each directly or indirectly hold an ownership interest in the Next Landlord Entities totaling approximately 4% in the aggregate.  These members have earned acquisition fees, and may earn asset management fees and other fees with respect to the Next Landlord Entities.  See Note 4 – “Significant Transactions and Events – Lease Amendments and Terminations - Sabra Amendments and Terminations.”

In the third quarter of 2018, the Company began providing rehabilitation services to five health care centers operated by affiliates of NSPR Centers, LLC (NSpire).  Certain members of the Company’s board of directors indirectly hold ownership interests in NSpire.  In the aggregate, these members of the Company’s board of directors beneficially own a majority of the ownership interests in NSpire.  Through December 31, 2018, the Company has recorded $1.9 million in revenues for services provided to NSpire.

(18)Defined Contribution Plan

The Company sponsors a defined contribution plan covering substantially all employees who meet certain eligibility requirements. The Company did not match employee contributions for the defined contribution plan in 2018 and 2017.

(19)Other (Income) Loss

In the years ended December 31, 2018 and 2017, the Company completed multiple transactions, including the divestitures of numerous owned assets and the termination and refinancing of certain facilities subject to lease agreements. See Note 4 - “Significant Transactions and Events.”  These transactions resulted in a net (gain) loss recorded as other (income) loss in the consolidated statements of operations.  The following table summarizes those net (gains) losses (in thousands):

	Year ended December 31,
	2018	2017
Gain on lease terminations and amendments - unamortized straight-lining, favorable and unfavorable lease balances	$(19,161)	$(8,144)
Gain on lease terminations and amendments - unamortized financing lease and capital lease obligations	(56,376)	(807)
Loss recognized for exit costs associated with divestiture of operations	21,459	12,940
Loss on a cease to use asset associated with a facility sublease	2,016	4,062
Loss on lease termination settlement	37,541	—
Loss associated with lease extensions or newly leased operations, net	1,601	—
Loss on sale of owned assets	—	422
Total other (income) loss	$(12,920)	$8,473

(20)Asset Impairment Charges

Long-Lived Assets with a Definite Useful Life

In each quarter, the Company’s long-lived assets with a definite useful life were tested for impairment at the lowest levels for which there are identifiable cash flows.  The Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived assets and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived assets.  The

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash flow period was based on the remaining useful lives of the primary asset in each long-lived asset group, principally a building in the inpatient segment and customer relationship assets in the rehabilitation therapy services segment.  During the years ended December 31, 2018 and 2017, the Company recognized impairment charges in the inpatient segment totaling $105.0 million and $191.4 million, respectively.

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

Favorable Leases

Favorable lease contracts represent the estimated value of future cash outflows of operating lease contracts compared to lease rates that could be negotiated in an arms-length transaction at the time of measurement.  Favorable lease contracts are amortized on a straight-line basis over the lease terms. These favorable lease contracts are measured for impairment using estimated future net undiscounted cash flows expected to be generated from the use of the leased assets compared to the carrying amount of the favorable lease.  The cash flow period was based on the remaining useful lives of the asset, which for favorable lease assets is the lease term.  During the years ended December 31, 2018 and 2017, the Company recognized impairment charges on its favorable lease intangible assets with a definite useful life of $3.5 million and $1.2 million, respectively.  This charge is presented in goodwill and identifiable intangible asset impairments on the consolidated statements of operations.

Identifiable Intangible Assets with an Indefinite Useful Life

Indefinite-lived intangible assets consist of trade names. In conjunction with the annual goodwill impairment test, the Company performed an assessment of its indefinite-lived intangible assets, noting no impairment existed for the years ended December 31, 2018 and 2017.

Goodwill

The Company performed its annual goodwill impairment test as of September 30, 2018 and 2017.  For the year ended December 31, 2018, the Company performed a qualitative impairment test, which indicated that no impairment existed.  For the year ended December 31, 2017, as a result of changes in the regulatory and reimbursement environment, the Company performed a quantitative impairment test for all reporting units, the results of which indicated that the carrying value of the inpatient reporting unit exceeded its fair value.  Consequently, an impairment of $351.5 million, which represented the entire balance of goodwill associated with the inpatient reporting unit, was recorded during the year ended December 31, 2017.  This impairment charge was presented in goodwill and identifiable intangible asset impairments on the consolidated statements of operations. The Company conducts the test at the reporting unit level that management has determined aligns with the Company’s segment reporting.  See Note 7 – “Segment Information” for a summary of the changes in the carrying value of goodwill by segment.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company measures the fair value of each reporting unit to determine whether the fair value exceeds the carrying value based upon the market capitalization including a control premium and a discounted cash flow analysis. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the discounted cash flow analyses are based on the Company’s internal projection model and consider an estimate of the applicable industry growth rates. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the reporting unit and are based on an estimated cost of capital, which is determined based on the Company’s estimated cost of capital relative to its capital structure. In addition, the market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions.

(21)Assets Held for Sale

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

In the first quarter of 2018, the Company identified a disposal group of 23 skilled nursing facilities operated by the Company in the state of Texas that qualified as assets held for sale.  The Company entered into a purchase and sale agreement, as amended, to sell the facilities for $109.5 million.  The transaction marks an exit from the inpatient business in Texas.  Thirteen of the facilities were subject to Welltower Real Estate Loans, nine of the facilities were subject to HUD-insured loans and one facility was leased and accounted for as a financing obligation.  The disposal group does not meet the criteria as a discontinued operation.  The sale of the operations of all 23 skilled nursing facilities and the real estate of 16 skilled nursing facilities closed in the fourth quarter of 2018.  The sale of the real estate of the remaining seven skilled nursing facilities is expected to close in early 2019.  See Note 4 – “Significant Transactions and Events – Divestiture of Non-Strategic Facilities.”  The Company has classified as assets held for sale in its consolidated balance sheets as of December 31, 2018, the real property and other balances associated with the remaining 7 skilled nursing facilities.

The following table sets forth the major classes of assets and liabilities included as part of the disposal group that are classified as assets held for sale as of December 31, 2018 (in thousands):

December 31, 2018
Current assets:
Prepaid expenses	$3,375
Long-term assets:
Property and equipment, net of accumulated depreciation of $3,640	16,087
Total assets	$19,462
Current liabilities:
Current installments of long-term debt	$639
Long-term liabilities:
Long-term debt	25,942
Total liabilities	$26,581

(22)Commitments and Contingencies

Loss Reserves For Certain Self-Insured Programs

General and Professional Liability and Workers’ Compensation

The Company self-insures for certain insurable risks, including general and professional liabilities and workers’ compensation liabilities through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary among states in which the Company operates, including wholly owned captive insurance subsidiaries, to provide for potential liabilities for general and professional liability and workers’ compensation claims. Policies are typically written for a duration of 12 months and are

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

measured on a “claims made” basis. Regarding workers’ compensation, the Company self-insures to its deductible and purchases statutorily required insurance coverage in excess of its deductible. There is a risk that amounts funded by the Company’s self-insurance programs may not be sufficient to respond to all claims asserted under those programs. Insurance reserves represent estimates of future claims payments. This liability includes an estimate of the development of reported losses and losses incurred but not reported. Provisions for changes in insurance reserves are made in the period of the related coverage. The Company also considers amounts that may be recovered from excess insurance carriers in estimating the ultimate net liability for such risks.

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

The Company utilizes third-party administrators (TPAs) to process claims and to provide it with the data utilized in its assessments of reserve adequacy. The TPAs operate under the oversight of the Company’s in-house risk management and legal functions. These functions ensure that the claims are properly administered so that the historical data is reliable for estimation purposes. Case reserves, which are approved by the Company’s legal and risk management departments, are determined based on an estimate of the ultimate settlement and/or ultimate loss exposure of individual claims.

The reserves for loss for workers’ compensation risks are discounted based on actuarial estimates of claim payment patterns using a discount rate for the current policy year of 2.9%. The discount rates are based upon the risk-free rate for the appropriate duration for the respective policy year. The removal of discounting would have resulted in an increased reserve for workers’ compensation risks of $8.3 million and $6.7 million as of December 31, 2018 and 2017, respectively. The reserves for general and professional liability are recorded on an undiscounted basis.

The provision for general and professional liability risks totaled $102.5 million and $134.0 million for the years ended December 31, 2018 and 2017, respectively. The 2018 provision reflects reduced claims volume due to a combination of the Company’s portfolio optimization strategy, divestiture of underperforming non-strategic operations, tort reforms in historically high volume states, and favorable development of historical claim values following a targeted claims settlement campaign. The reserves for general and professional liability were $435.3 million and $442.9 million as of December 31, 2018 and 2017, respectively.

The provision for loss for workers’ compensation risks totaled $49.9 million and $54.1 million for the years ended December 31, 2018 and 2017, respectively. The reserves for workers’ compensation risks were $168.3 million and $174.6 million as of December 31, 2018 and 2017, respectively.

Health Insurance

The Company offers employees an option to participate in self-insured health plans.  Health insurance claims are paid as they are submitted to the plans’ administrators.  The Company maintains an accrual for claims that have been incurred but not yet reported to the plans’ administrators and therefore have not yet been paid.  This accrual for incurred but not yet reported claims was $16.6 million and $17.5 million as of December 31, 2018 and 2017, respectively.  The liability for the self-insured health plan is recorded in accrued compensation in the consolidated balance sheets.  Although management believes that the amounts provided in the Company’s consolidated financial statements are adequate and reasonable, there can be no assurances that the ultimate liability for such self-insured risks will not exceed management’s estimates.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Settlement Agreement

On June 9, 2017, the Company and the U.S. Department of Justice (the DOJ) entered into a settlement agreement regarding four matters arising out of the activities of Skilled Healthcare Group, Inc. (Skilled) or Sun Healthcare Group, Inc. (Sun) prior to their operations becoming part of the Company’s operations (collectively, the Successor Matters).  The four matters are: the Creekside Hospice Litigation, the Therapy Matters Investigation, the Staffing Matters Investigation and the SunDance Part B Therapy Matter (each as defined below).  The Company has agreed to the settlement in order to resolve the allegations underlying the Successor Matters and to avoid the uncertainty and expense of litigation.

The settlement agreement calls for payment of a collective settlement amount of $52.7 million (the Settlement Amount), including separate Medicaid repayment agreements with each affected state Medicaid program.  The Company will remit the Settlement Amount over a period of five years.  The remaining outstanding Settlement Amount at December 31, 2018 was $37.4 million, of which $11.8 million is recorded in accrued expenses and $25.6 million is recorded in other long-term liabilities.

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

On or about August 6, 2014, in relation to the investigation the DOJ filed a notice of intervention in two pending qui tam proceedings filed by private party relators under the FCA and the NFCA and advised that it intended to take over the actions. The DOJ filed its complaint in intervention on November 25, 2014, against Creekside, Skilled, and Skilled Healthcare, LLC, asserting, among other things, that certain claims for hospice services provided by Creekside in the time period 2010 to 2013 did not meet Medicare requirements for reimbursement and were in violation of the civil False Claims Act.

Therapy Matters Investigation

In February 2015, representatives of the DOJ informed the Company that they were investigating the provision of therapy services at certain Skilled facilities from 2005 through 2013 and may pursue legal action against the Company and certain of its subsidiaries including Hallmark Rehabilitation GP, LLC for alleged violations of the federal and state healthcare fraud and abuse laws and regulations related to such services (the Therapy Matters Investigation). Those laws could have included the FCA and similar state laws.

Staffing Matters Investigation

In February 2015, representatives of the DOJ informed the Company that it intended to pursue legal action against the Company and certain of its subsidiaries related to staffing and certain quality of care allegations at certain Skilled facilities, related to the issues

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adjudicated against the Company and those subsidiaries in a previously disclosed class action lawsuit that Skilled settled in 2010 (the Staffing Matters Investigation). Those laws could have included the FCA and similar state laws.

SunDance Part B Therapy Matter

A subsidiary of Sun, SunDance Rehabilitation Corp. (SunDance), operated an outpatient agency licensed to provide Medicare Part B therapy services at assisted/senior living facilities in Georgia and was a party to a qui tam proceeding that was filed by a private party relator under the FCA.  No SunDance agencies outside of Georgia were part of the qui tam proceeding. The Civil Division of the United States Attorney's Office for the District of Georgia filed a notice of intervention in this matter in March 2016 asserting that certain SunDance claims for therapy services did not meet Medicare requirements for reimbursement.

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

At December 31, 2018 and 2017, the Company has a liability for the asset retirement obligation associated primarily with the cost of asbestos removal aggregating approximately $9.0 million and $9.8 million, respectively, which is included in other long-term liabilities.  The liability for each facility will be accreted to its settlement value, which is estimated to approximate $19.8 million through the estimated settlement dates extending from 2019 through 2042.  Due to the time over which these obligations could be settled and the judgment used to determine the liability, the ultimate obligation may differ from the estimate.  Upon settlement, any difference between actual cost and the estimate is recognized as a gain or loss in that period.

Annual accretion of the liability is recorded each year for the impacted assets until the obligation year is reached, either by sale of the property, demolition or some other future event such as a government action.

Employment Agreements

The Company has employment agreements and arrangements with its executive officers and certain members of management. The agreements generally continue until terminated by the executive or management, and provide for severance payments under certain circumstances.

(23)Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash and equivalents, restricted investments in marketable securities, accounts receivable, accounts payable and current and long-term debt.

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

The tables below present the Company’s assets measured at fair value on a recurring basis as of December 31, 2018 and 2017, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$20,865	$20,865	$—	$—
Restricted cash and equivalents	121,411	121,411	—	—
Restricted investments in marketable securities:
Mortgage/government backed securities	11,819	—	11,819	—
Corporate bonds	55,819	—	55,819	—
Government bonds	68,515	40,699	27,816	—
Total	$278,429	$182,975	$95,454	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$54,525	$54,525	$—	$—
Restricted cash and equivalents	4,113	4,113	—	—
Restricted investments in marketable securities:
Mortgage/government backed securities	7,848	—	7,848	—
Corporate bonds	52,325	—	52,325	—
Government bonds	65,943	30,457	35,486	—
Total	$184,754	$89,095	$95,659	$—

The Company places its cash and cash equivalents, restricted cash and equivalents and restricted investments in marketable securities in quality financial instruments and limits the amount invested in any one institution or in any one type of instrument.  The Company has not experienced any significant losses on such investments.  Many of the Company’s financial instruments have quoted prices but are traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fairly valued using other financial instruments, the parameters of which can be directly observed.  These financial instruments have been reported as Level 2 measurements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Instruments

The table below shows the carrying amounts and estimated fair values, net of debt issuance costs and other non-cash debt discounts and premiums, of the Company’s primary long-term debt instruments:

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Asset based lending facilities	$419,289	$419,289	$—	$—
Revolving credit facilities	—	—	303,091	303,091
Term loan agreements	184,652	184,652	120,706	120,706
Real estate loans	307,690	307,690	281,039	281,039
HUD insured loans	181,762	180,950	263,827	250,768
Notes payable	81,398	81,398	68,122	68,122
Mortgages and other secured debt (recourse)	4,190	4,190	12,536	12,536
Mortgages and other secured debt (non-recourse)	26,483	26,483	27,978	27,978
	$1,205,464	$1,204,652	$1,077,299	$1,064,240

The fair value of debt is based upon market prices or is computed using discounted cash flow analysis, based on the Company’s estimated borrowing rate at the end of each fiscal period presented.  The majority of the Company’s debt instruments contain variable rates that are based upon current market prices, or have been refinanced within the recent past.  Consequently, management believes the carrying value of these debt instruments approximates fair value. The Company believes this approach approximates the exit price notion of fair value measurement and the inputs to the pricing models qualify as Level 2 measurements.

Non-Recurring Fair Value Measures

The Company recently applied the fair value measurement principles to certain of its non-recurring nonfinancial assets in connection with an impairment test.

The following table presents the Company’s hierarchy for nonfinancial assets measured at fair value on a non-recurring basis (in thousands):

		Impairment Charges -
	Carrying Value	Year ended
	December 31, 2018	December 31, 2018
Assets:
Property and equipment, net	$2,887,554	$104,997
Goodwill	85,642	—
Intangible assets, net	119,082	3,538

		Impairment Charges -
	Carrying Value	Year ended
	December 31, 2017	December 31, 2017
Assets:
Property and equipment, net	$3,413,599	$191,375
Goodwill	85,642	351,470
Intangible assets, net	142,976	8,576

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

(24)Subsequent Events

Next Partnership

On January 31, 2019, Welltower sold the real estate of 15 facilities to a real estate partnership (Partnership), of which the Company acquired a 46% ownership interest.  The remaining interest is held by Next.  The Company will continue to operate these facilities pursuant to a new lease with the Partnership.  The Company also entered into a fixed price purchase option to acquire the real estate at a 10% premium above the original acquisition cost in 2026. The 15 facilities had been included in Welltower Master Lease and were subject to 2.0% annual rent escalators. Under the new lease, there are no rent escalators for the first five years.

Seven additional facilities, historically subject to the Welltower Master Lease, were sold to a third party and no longer operated by the Company.  These seven facilities, located in New Jersey and Ohio, had aggregate annual revenue of $72.7 million and annual pre-tax net loss of $4.2 million.  As a result of the transaction, the Company estimates annual cash lease obligations will be reduced by approximately $2.9 million.

The Company is currently assessing the impact the new Partnership, new lease arrangement, Welltower Master Lease amendments and divestiture of the seven facilities will have on its consolidated financial statements.

Other Divestitures

Through March 18, 2019, the Company divested three other skilled nursing facilities located in Ohio.  All three facilities are subject to lease agreements and had aggregate annual revenue of approximately $25.3 million and annual pre-tax net loss of $3.3 million.  The Company is currently assessing the impact the divestitures and lease amendments will have on its consolidated financial statements.