Form 10-Q
period 2019-03-31
Genesis Healthcare, Inc.
filed 2019-05-10
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019.

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

Large accelerated filer ☐	Accelerated filer ☒	Emerging growth company ◻

Non-accelerated filer ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value per share	GEN	New York Stock Exchange

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on May 9, 2019, was:

Class A common stock, $0.001 par value – 104,516,818 shares

Class B common stock, $0.001 par value –        744,396 shares

Class C common stock, $0.001 par value –   56,620,453 shares

Genesis Healthcare, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	March 31, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$14,464	$20,865
Restricted cash and equivalents	31,921	73,762
Restricted investments in marketable securities	35,631	35,631
Accounts receivable	602,374	622,717
Prepaid expenses	73,971	82,747
Other current assets	42,115	36,528
Assets held for sale	8,539	3,375
Total current assets	809,015	875,625
Property and equipment, net of accumulated depreciation of $417,808 and $976,802 at March 31, 2019 and December 31, 2018, respectively	679,749	2,887,554
Finance lease right-of-use assets, net of accumulated amortization of $66,460 at March 31, 2019	523,167	—
Operating lease right-of-use assets	2,235,128	—
Restricted cash and equivalents	52,119	47,649
Restricted investments in marketable securities	107,724	100,522
Other long-term assets	114,897	125,595
Deferred income taxes	5,775	5,867
Identifiable intangible assets, net of accumulated amortization of $68,374 and $99,160 at March 31, 2019 and December 31, 2018, respectively	95,015	119,082
Goodwill	85,642	85,642
Assets held for sale	71,692	16,087
Total assets	$4,779,923	$4,263,623
Liabilities and Stockholders' Deficit:
Current liabilities:
Current installments of long-term debt	$89,695	$122,531
Current installments of finance lease obligations	2,734	2,171
Current installments of operating lease obligations	107,497	—
Current installments of financing obligations	—	2,001
Accounts payable	241,065	234,786
Accrued expenses	220,596	227,813
Accrued compensation	164,299	172,726
Self-insurance reserves	149,545	149,545
Current portion of liabilities held for sale	1,763	639
Total current liabilities	977,194	912,212
Long-term debt	1,167,167	1,082,933
Finance lease obligations	836,309	967,942
Operating lease obligations	2,279,493	—
Financing obligations	—	2,732,939
Deferred income taxes	6,405	6,281
Self-insurance reserves	445,202	453,993
Liabilities held for sale	102,235	25,942
Other long-term liabilities	90,879	126,247
Commitments and contingencies
Stockholders’ deficit:
Class A common stock, (par $0.001, 1,000,000,000 shares authorized, issued and outstanding - 104,416,818 and 101,235,935 at March 31, 2019 and December 31, 2018, respectively)	104	101
Class B common stock, (par $0.001, 20,000,000 shares authorized, issued and outstanding - 744,396 and 744,396 at March 31, 2019 and December 31, 2018, respectively)	1	1
Class C common stock, (par $0.001, 150,000,000 shares authorized, issued and outstanding - 56,620,453 and 59,700,801 at March 31, 2019 and December 31, 2018, respectively)	57	60
Additional paid-in-capital	254,384	270,408
Accumulated deficit	(1,040,178)	(1,609,828)
Accumulated other comprehensive income (loss)	135	(262)
Total stockholders’ deficit before noncontrolling interests	(785,497)	(1,339,520)
Noncontrolling interests	(339,464)	(705,346)
Total stockholders' deficit	(1,124,961)	(2,044,866)
Total liabilities and stockholders’ deficit	$4,779,923	$4,263,623

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three months ended March 31,
	2019	2018
Net revenues	$1,161,640	$1,301,072
Salaries, wages and benefits	642,410	735,770
Other operating expenses	342,538	384,160
General and administrative costs	35,532	39,875
Lease expense	94,061	33,071
Depreciation and amortization expense	38,195	51,503
Interest expense	51,516	115,037
Loss on early extinguishment of debt	—	10,286
Investment income	(1,864)	(1,047)
Other (income) loss	(16,917)	68
Transaction costs	1,261	12,095
Long-lived asset impairments	—	28,360
Equity in net (income) loss of unconsolidated affiliates	(61)	220
Loss before income tax expense	(25,031)	(108,326)
Income tax expense	51	347
Net loss	(25,082)	(108,673)
Less net loss attributable to noncontrolling interests	9,819	40,135
Net loss attributable to Genesis Healthcare, Inc.	$(15,263)	$(68,538)
Loss per common share:
Basic and diluted:
Weighted-average shares outstanding for loss from continuing operations per share	103,715	98,252
Net loss attributable to Genesis Healthcare, Inc.	$(0.15)	$(0.70)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three months ended March 31,
	2019	2018
Net loss	$(25,082)	$(108,673)
Net unrealized gain (loss) on marketable securities, net of tax	496	(338)
Comprehensive loss	(24,586)	(109,011)
Less: comprehensive loss attributable to noncontrolling interests	9,720	40,259
Comprehensive loss attributable to Genesis Healthcare, Inc.	$(14,866)	$(68,752)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(IN THOUSANDS)

(UNAUDITED)

									Accumulated
									other			Total
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated	comprehensive	Stockholders'	Noncontrolling	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	income (loss)	deficit	interests	deficit
Balance at December 31, 2018	101,236	$101	744	$1	59,701	$60	$270,408	$(1,609,828)	$(262)	$(1,339,520)	$(705,346)	$(2,044,866)
Net loss	—	—	—	—	—	—	—	(15,263)	—	(15,263)	(9,819)	(25,082)
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	397	397	99	496
Share based compensation	—	—	—	—	—	—	2,087	—	—	2,087	—	2,087
Issuance of common stock	100	—	—	—	—	—	—	—	—	—	—	—
Conversion of common stock among classes	3,081	3	—	—	(3,081)	(3)	(18,175)	—	—	(18,175)	18,175	—
Distributions to noncontrolling interests	—	—	—	—	—	—	64	—	—	64	(1,202)	(1,138)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	18,500	18,500
Cumulative effect of accounting change	—	—	—	—	—	—	—	584,913	—	584,913	340,129	925,042
Balance at March 31, 2019	104,417	$104	744	$1	56,620	$57	$254,384	$(1,040,178)	$135	$(785,497)	$(339,464)	$(1,124,961)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(IN THOUSANDS)

(UNAUDITED)

									Accumulated
									other			Total
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated	comprehensive	Stockholders'	Noncontrolling	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	income (loss)	deficit	interests	deficit
Balance at December 31, 2017	97,101	$97	744	$1	61,561	$61	$290,573	$(1,374,597)	$(362)	$(1,084,227)	$(595,905)	$(1,680,132)
Net loss	—	—	—	—	—	—	—	(68,538)	—	(68,538)	(40,135)	(108,673)
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	(214)	(214)	(124)	(338)
Share based compensation	—	—	—	—	—	—	2,427	—	—	2,427	—	2,427
Issuance of common stock	40	—	—	—	—	—	—	—	—	—	—	—
Conversion of common stock among classes	830	1	—	—	(830)	(1)	(8,635)	—	—	(8,635)	8,635	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(14)	(14)
Balance at March 31, 2018	97,971	$98	744	$1	60,731	$60	$284,365	$(1,443,135)	$(576)	$(1,159,187)	$(627,543)	$(1,786,730)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(25,082)	$(108,673)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash interest and leasing arrangements, net	5,222	22,878
Other non-cash (gains) charges, net	(16,917)	68
Share based compensation	2,087	2,427
Depreciation and amortization expense	38,195	51,503
Operating lease right-of-use asset amortization	29,574	—
Provision for losses on accounts receivable	(685)	(1,524)
Equity in net (income) loss of unconsolidated affiliates	(61)	220
(Benefit) provision for deferred taxes	(835)	250
Long-lived asset impairments	—	28,360
Loss on early extinguishment of debt	—	9,300
Changes in assets and liabilities:
Accounts receivable	20,974	(870)
Accounts payable and other accrued expenses and other	(18,759)	(10,026)
Operating lease obligations	(21,567)	—
Net cash provided by (used in) operating activities	12,146	(6,087)
Cash flows from investing activities:
Capital expenditures	(23,529)	(16,461)
Purchases of marketable securities	(14,700)	(16,009)
Proceeds on maturity or sale of marketable securities	8,257	15,702
Purchases of assets	(252,475)	—
Sales of assets	79,000	—
Other, net	28	(1,099)
Net cash used in investing activities	(203,419)	(17,867)
Cash flows from financing activities:
Borrowings under revolving credit facilities	1,163,000	440,000
Repayments under revolving credit facilities	(1,194,676)	(445,749)
Proceeds from issuance of long-term debt	170,565	561,894
Repayment of long-term debt	(4,467)	(451,169)
Repayment of finance lease obligations	(575)	—
Debt issuance costs	(3,708)	(16,552)
Debt settlement costs	—	(986)
Contributions from noncontrolling interests	18,500	—
Distributions to noncontrolling interests and stockholders	(1,138)	(15)
Net cash provided by financing activities	147,501	87,423
Net (decrease) increase in cash, cash equivalents and restricted cash and equivalents	(43,772)	63,469
Cash, cash equivalents and restricted cash and equivalents:
Beginning of period	142,276	58,638
End of period	$98,504	$122,107
Supplemental cash flow information:
Interest paid	$45,620	$91,393
Net taxes paid	1,081	3,084
Non-cash investing and financing activities:
Finance lease obligations, net (write-down) gross-up due to lease activity	$(131,842)	$18,194
Assets subject to finance lease obligations, net write-down (gross-up) due to lease activity	61,512	(18,194)
Operating lease obligations, net gross-up due to lease activity	2,408,557	—
Assets subject to operating leases, net (gross-up) due to lease activity	(2,264,702)	—
Financing obligations, net (write-down) gross-up due to lease activity	(2,734,940)	5,152
Assets subject to financing obligations, net write-down (gross-up) due to lease activity	1,718,507	(5,152)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)General Information

Description of Business

Genesis Healthcare, Inc. is a healthcare services company that through its subsidiaries (collectively, the Company or Genesis), owns and operates skilled nursing facilities, assisted/senior living facilities and a rehabilitation therapy business.  The Company has an administrative services company that provides a full complement of administrative and consultative services that allows its affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. At March 31, 2019, the Company provides inpatient services through 414 skilled nursing, assisted/senior living and behavioral health centers located in 29 states.  Revenues of the Company’s owned, leased and otherwise consolidated inpatient businesses constitute approximately 87% of its revenues.

The Company provides a range of rehabilitation therapy services, including speech pathology, physical therapy, occupational therapy and respiratory therapy.  These services are provided by rehabilitation therapists and assistants employed or contracted at substantially all of the centers operated by the Company, as well as by contract to healthcare facilities operated by others.  The Company has expanded its delivery model for providing rehabilitation services to community-based and at-home settings, as well as internationally in China.  After the elimination of intercompany revenues, the rehabilitation therapy services business constitutes approximately 10% of the Company’s revenues.

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

The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of control and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to the VIE.  In the three months ended March 31, 2019, the Company entered into a partnership that acquired the real property of 15 skilled nursing facilities that are leased to the Company.  The partnership qualifies as a consolidated VIE.  See Note – 3 “Significant Transactions and Events – Next Partnership.”

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the disclosures normally required by U.S. GAAP or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the SEC) on Form 10-K on March 18, 2019.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Condition and Liquidity Considerations

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date the Company’s financial statements were issued (May 10, 2019). Management considered the recent results of operations as well as the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before May 10, 2020.  Based upon such considerations, management determined that there are no known or knowable conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date of issuance of these financial statements (May 10, 2019).

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

The Company expects to continue to pursue cost mitigation and other strategies in 2019 in response to the operating environment and liquidity requirements. During the three months ended March 31, 2019, the Company amended, or obtained waivers related to, the financial covenants of all of its material debt and lease agreements to account for these ongoing changes in its capital structure and business conditions. Although the Company is and projects to be in compliance with all of its material debt and lease covenants through May 10, 2020, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on the Company’s ability to remain in compliance with the covenants. Should the Company fail to comply with its debt and lease covenants at a future measurement date it could, absent necessary and timely waivers and/or amendments, be in default under certain of its existing debt and lease agreements.  To the extent any cross-default provisions apply, the default could have a more significant impact on the Company’s financial position.

Recently Adopted Accounting Pronouncements

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

The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients’, which permit it to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The adoption of the new standard had a material effect on the Company’s financial statements. The most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for real estate operating leases; (2) the derecognition of existing assets and liabilities for sale-leaseback transactions (including those arising from build-to-suit lease arrangements for which construction is complete and the Company is leasing the constructed asset) that historically did not qualify for sale accounting; and (3) providing significant new disclosures about its leasing activities.

Upon adoption, the Company:

•

Recognized operating lease liabilities of $0.6 billion based on the present value of the remaining minimum rental payments as determined in accordance with Topic 842 for leases that had historically been accounted for as operating leases under the previous leasing standards. The Company recognized corresponding ROU assets of approximately $0.5 billion based on the operating lease liabilities, adjusted for existing straight-line lease liabilities, existing assets and liabilities related to favorable and unfavorable terms of operating leases previously recognized in respect of business combinations, and the impairment of the ROU assets. The resulting net impact of $0.1 billion associated with this change in accounting was recognized as an increase to opening accumulated deficit as of January 1, 2019.

•

Derecognized existing financing obligations of $2.7 billion and existing property and equipment of $1.7 billion. The Company recognized new operating lease liabilities and corresponding ROU assets of $1.9 billion on its balance sheet for the associated leases. The resulting net impact of $1.0 billion associated with this change in accounting was recognized as a reduction to opening accumulated deficit as of January 1, 2019.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company does not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.  See Note 8 – “Leases”.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act (Tax Reform Act) on items within accumulated other comprehensive income (loss) to retained earnings. These disproportionate income tax effect items are referred to as "stranded tax effects."  Amendments in this update only relate to the reclassification of the income tax effects of the Tax Reform Act.  Other accounting guidance that requires the effect of changes in tax laws or rates to be included in net income from continuing operations is not affected by this update.  The Company adopted the new standard on January 1, 2019.  The adoption of ASU 2018-02 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)   Certain Significant Risks and Uncertainties

Revenue Sources

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care facilities that utilize its rehabilitation therapy and other services.  The Company’s inpatient services segment derives approximately 79% of its revenue from Medicare and various state Medicaid programs.  The following table depicts the Company’s inpatient services segment revenue by source for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Medicare	21%	23%
Medicaid	58%	55%
Insurance	12%	13%
Private	7%	8%
Other	2%	1%
Total	100%	100%

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

Management assesses its exposure to loss on accounts at the customer level.  The greatest concentration of risk exists in the Company’s rehabilitation therapy services business where it has over 170 distinct customers, many being chain operators with more than one location.  One customer, which is a related party of the Company, comprises $29.6 million, approximately 31%, of the gross outstanding contract receivables in the rehabilitation services business at March 31, 2019.  See Note 11 – “Related Party Transactions.”  One former customer comprises $10.1 million, approximately 11%, of the gross outstanding contract receivables in the rehabilitation services business at March 31, 2019.  An adverse event impacting the solvency of these large customers resulting in their insolvency or other economic distress would have a material impact on the Company.

The Company’s business is subject to a number of other known and unknown risks and uncertainties, which are discussed in Part II. Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 18, 2019, and in the Company’s Quarterly Reports on Form 10-Q, including the risk factors discussed herein in Part II. Item 1A.

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

Although the Company is in compliance, and projects to remain in compliance, with the covenants required by its material debt and lease agreements, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on the Company’s ability to remain in compliance with its financial covenants. Such uncertainty includes changes in reimbursement patterns, patient admission patterns, bundled payment arrangements, as well as potential changes to the Patient Protection and Affordable Care Act of 2010, among others.

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

(3)   Significant Transactions and Events

Next Partnership

On January 31, 2019, Welltower Inc. (Welltower) sold the real estate of 15 facilities to a real estate partnership (Partnership), of which the Company acquired a 46% membership interest for $16.0 million.  The remaining interest is held by Next Healthcare (Next), a related party.  See Note 11 – “Related Party Transactions.”  The Company will continue to operate these facilities pursuant to a new master lease with the Partnership.  The term of the master lease is 15 years with two five-year renewal options available.  The Company will pay annual rent of $19.5 million, with no rent escalators for the first five years and an escalator of 2% beginning in the sixth lease year and thereafter.  The Company also obtained a fixed price purchase option to acquire all of the real property of the facilities.  The purchase option becomes exercisable between lease years five and seven, reducing in price each successive year down to a 10% premium over the original purchase price.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In accordance with U.S. GAAP, the Company has concluded the Partnership qualifies as a VIE and the Company is the primary beneficiary.  As such, the Company has consolidated all of the accounts of the Partnership in the accompanying financial statements.  The Partnership acquired all 22 skilled nursing facilities for a purchase price of $252.5 million but immediately sold seven of these facilities for $79.0 million.  The initial consolidation of the remaining 15 facilities resulted in property and equipment of $173.5 million, non-recourse debt of $165.4 million, net of debt issuance costs, and non-controlling interest of $18.5 million.  The Company has not finalized the analysis of the consideration and purchase price allocation and will continue to review this during the measurement period.  The impact of consolidation on the accompanying consolidated statement of operations was not material for the three months ended March 31, 2019.

Divestiture of Non-Strategic Facilities

Between January 31, 2019 and February 7, 2019, the Company divested nine facilities located in New Jersey and Ohio that were subject to the master lease with Welltower (the Welltower Master Lease).  The nine divested facilities had aggregate annual revenue of $90.2 million and annual pre-tax net loss of $6.0 million.  The Company recognized a loss on exit reserves of $3.1 million.

Lease Amendments

Between January 31, 2019 and February 7, 2019, the Company amended the Welltower Master Lease several times to reflect the lease termination of 24 facilities, including the 15 facilities sold and now leased from the Partnership.  As a result of the lease termination on the 24 facilities, the Company received annual rent credits of $23.4 million from Welltower.  ROU assets and lease obligations of $221.3 million and $241.6 million, respectively, were written off resulting in a gain of $20.3 million.

On March 8, 2019, the Company amended a master lease agreement for 19 skilled nursing facilities. The amendment extended the lease term by five years through October 31, 2026, removed the Company’s option to purchase certain facilities under the lease and adjusted certain financial covenants.  In conjunction with the amendment, one facility located in Ohio was closed.  The facility generated annual revenues of $7.7 million and pre-tax net loss of $1.6 million. The divestiture resulted in a loss of $0.2 million.

Gains and losses associated with transactions and divestitures are included in other (income) loss on the consolidated statements of operations.  See Note 12 – “Other (Income) Loss.”

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company determines the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration, such as implicit price concessions.  The Company utilizes the expected value method to determine the amount of variable consideration that should be included to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. Variable consideration also exists in the form of settlements with Medicare and Medicaid as a result of retroactive adjustments due to audits and reviews. The Company applies constraint to the transaction price, such that net revenues are recorded only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenues in the period such variances become known.  Adjustments arising from a change in the transaction price were not significant for the three months ended March 31, 2019 and 2018.

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

Payments that the Company receives from customers in advance of providing services represent contract liabilities.  Such payments primarily relate to private pay patients, which are billed monthly in advance.  The Company had no material contract liabilities or activity as of and for the three months ended March 31, 2019.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The composition of net revenues by payor type and operating segment for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three months ended March 31, 2019
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$207,968		$22,752		$—		$230,720
Medicaid	580,947		555		—		581,502
Insurance	125,080		5,234		—		130,314
Private	76,933	(1)	111		—		77,044
Third party providers	—		89,529		20,607		110,136
Other	16,564	(2)	2,659	(2)	12,701	(3)	31,924
Total net revenues	$1,007,492		$120,840	.	$33,308		$1,161,640

	Three months ended March 31, 2018
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$251,225		$22,483		$—		$273,708
Medicaid	621,433		575		—		622,008
Insurance	143,006		6,514		—		149,520
Private	86,662	(1)	160		—		86,822
Third party providers	—		110,691		23,109		133,800
Other	18,005	(2)	3,408	(2)	13,801	(3)	35,214
Total net revenues	$1,120,331		$143,831		$36,910		$1,301,072
(1)

Includes Assisted/Senior living revenue of $23.6 million and $23.5 million for the three months ended March 31, 2019 and 2018, respectively.  Such amounts do not represent contracts with customers under ASC 606.

(2)	Primarily consists of revenue from Veteran Affairs and administration of third party facilities.
(3)	Includes net revenues from all payors generated by the other services, excluding third party providers.

(5)   Loss Per Share

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands, except per share data):

	Three months ended March 31,
	2019	2018
Numerator:
Loss from continuing operations	$(25,082)	$(108,673)
Less: Net loss attributable to noncontrolling interests	(9,819)	(40,135)
Net loss attributable to Genesis Healthcare, Inc.	$(15,263)	$(68,538)
Denominator:
Weighted-average shares outstanding for basic and diluted net loss per share	103,715	98,252
Basic and diluted net loss per common share:
Net loss attributable to Genesis Healthcare, Inc.	$(0.15)	$(0.70)

The following shares were excluded from the computation of dilutive net loss per common share in the three months ended March 31, 2019 and 2018, as their inclusion would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2019	2018
Exchange of noncontrolling interests	58,729	61,465
Employee and director unvested restricted stock units	659	366
Stock warrants	1,500	1,073

The combined impact of the assumed conversion to common stock and the related tax implications attributable to the noncontrolling interest, the grants under the 2015 Omnibus Equity Incentive Plan, and stock warrants are anti-dilutive to EPS because the Company is in a net loss position for the three months ended March 31, 2019 and 2018. As of March 31, 2019, there were 56.6 million units attributable to the noncontrolling interests outstanding.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)   Segment Information

The Company has three reportable operating segments: (i) inpatient services; (ii) rehabilitation therapy services; and (iii) other services. For additional information on these reportable segments, see Note 1 – “General Information – Description of Business.”

A summary of the Company’s segmented revenues follows (in thousands, except percentages):

	Three months ended March 31,
	2019		2018		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$982,396	84.6%	$1,095,220	84.1%	$(112,824)	(10.3)%
Assisted/Senior living facilities	23,649	2.0%	23,586	1.8%	63	0.3%
Administration of third party facilities	2,247	0.2%	2,252	0.2%	(5)	(0.2)%
Elimination of administrative services	(800)	—%	(727)	—%	(73)	10.0%
Inpatient services, net	1,007,492	86.8%	1,120,331	86.1%	(112,839)	(10.1)%

Rehabilitation therapy services:
Total therapy services	195,071	16.8%	236,577	18.2%	(41,506)	(17.5)%
Elimination of intersegment rehabilitation therapy services	(74,231)	(6.4)%	(92,746)	(7.1)%	18,515	(20.0)%
Third party rehabilitation therapy services, net	120,840	10.4%	143,831	11.1%	(22,991)	(16.0)%

Other services:
Total other services	42,118	3.6%	48,508	3.7%	(6,390)	(13.2)%
Elimination of intersegment other services	(8,810)	(0.8)%	(11,598)	(0.9)%	2,788	(24.0)%
Third party other services, net	33,308	2.8%	36,910	2.8%	(3,602)	(9.8)%

Net revenues	$1,161,640	100.0%	$1,301,072	100.0%	$(139,432)	(10.7)%

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Company’s unaudited condensed consolidated statement of operations follows (in thousands):

	Three months ended March 31, 2019
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,008,292	$195,071	$42,065	$53	$(83,841)	$1,161,640
Salaries, wages and benefits	456,762	157,092	28,556	—	—	642,410
Other operating expenses	401,932	10,957	13,489	—	(83,840)	342,538
General and administrative costs	—	—	—	35,532	—	35,532
Lease expense	92,966	330	342	423	—	94,061
Depreciation and amortization expense	31,872	3,164	174	2,985	—	38,195
Interest expense	27,040	14	9	24,453	—	51,516
Investment income	—	—	—	(1,864)	—	(1,864)
Other income	(16,841)	(76)	—	—	—	(16,917)
Transaction costs	—	—	—	1,261	—	1,261
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(524)	463	(61)
Income (loss) before income tax expense	14,561	23,590	(505)	(62,213)	(464)	(25,031)
Income tax expense	—	—	—	51	—	51
Income (loss) from continuing operations	$14,561	$23,590	$(505)	$(62,264)	$(464)	$(25,082)

	Three months ended March 31, 2018
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,121,058	$236,577	$42,795	$33	$(99,391)	$1,301,072
Salaries, wages and benefits	507,030	199,831	28,909	—	—	735,770
Other operating expenses	455,801	14,416	13,334	—	(99,391)	384,160
General and administrative costs	—	—	—	39,875	—	39,875
Lease expense	32,434	—	327	310	—	33,071
Depreciation and amortization expense	44,330	3,194	169	3,810	—	51,503
Interest expense	93,619	14	9	21,395	—	115,037
Loss on early extinguishment of debt	—	—	—	10,286	—	10,286
Investment income	—	—	—	(1,047)	—	(1,047)
Other (income) loss	(10)	—	78	—	—	68
Transaction costs	—	—	—	12,095	—	12,095
Long-lived asset impairments	28,360	—	—	—	—	28,360
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(154)	374	220
(Loss) income before income tax expense	(40,506)	19,122	(31)	(86,537)	(374)	(108,326)
Income tax expense	—	—	—	347	—	347
(Loss) income from continuing operations	$(40,506)	$19,122	$(31)	$(86,884)	$(374)	$(108,673)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the segment assets as of March 31, 2019 compared to December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Inpatient services	$4,318,126	$3,735,778
Rehabilitation therapy services	316,091	329,687
Other services	40,745	36,240
Corporate and eliminations	104,961	161,918
Total assets	$4,779,923	$4,263,623

The following table presents segment goodwill as of March 31, 2019 compared to December 31, 2018 (in thousands):

	Inpatient	Rehabilitation Therapy Services	Other Services	Consolidated
Balance at December 31, 2018
Goodwill	351,470	73,814	11,828	437,112
Accumulated impairment losses	(351,470)	—	—	(351,470)
	$—	$73,814	$11,828	$85,642
Balance at March 31, 2019
Goodwill	351,470	73,814	11,828	437,112
Accumulated impairment losses	(351,470)	—	—	(351,470)
	$—	$73,814	$11,828	$85,642

(7)   Property and Equipment

Property and equipment consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Land, buildings and improvements	$692,420	$469,575
Finance lease land, buildings and improvements	—	693,546
Financing obligation land, buildings and improvements	—	2,274,211
Equipment, furniture and fixtures	398,382	417,684
Construction in progress	6,755	9,340
Gross property and equipment	1,097,557	3,864,356
Less: accumulated depreciation	(417,808)	(976,802)
Net property and equipment	$679,749	$2,887,554

On January 1, 2019, the Company derecognized net financing obligation land and buildings of $1.7 billion and reclassified net finance lease land and buildings of $0.6 billion to finance lease right-of-use assets within the consolidated balance sheets due to the adoption of Topic 842.  See Note 1 – “General Information - Recently Adopted Accounting Pronouncements” and Note 8 – “Leases.”  In addition, at March 31, 2019, improvements of $12.7 million and $73.6 million, which were historically associated with finance leases (referred to as “capital leases” prior to the adoption of Topic 842) and financing obligations, respectively, have been reclassified to “Land, buildings and improvements.”

At March 31, 2019, the Company consolidated the financial statements of the Next Partnership.  See Note 3 – “Significant Transactions and Events – Next Partnership.”  The consolidation resulted in an increase to “Land, buildings and improvements” of $173.5 million.

At March 31, 2019, the Company classified the property and equipment of nine skilled nursing facilities as assets held for sale resulting in a total net reduction of property and equipment of $71.7 million, which was primarily classified in the “Land, buildings and improvements” line item.  See Note 14 – “Assets Held for Sale.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(8)   Leases

The Company leases the majority of the skilled nursing facilities and assisted/senior living facilities used in its operations, most of which are subject to triple-net leases, meaning that in addition to rent, the Company is responsible for paying property taxes, insurance, and maintenance and repair costs.  As of March 31, 2019, the Company leased approximately 81% of its centers; 48% were leased pursuant to master lease agreements with four landlords.  The Company also leases certain office space, land, and equipment.

The Company’s real estate leases generally have initial lease terms of 10 to 15 years or more and typically include one or more options to renew, with renewal terms that generally extend the lease term for an additional five to ten years or more. Exercise of the renewal options is generally subject to the satisfaction of certain conditions which vary by contract and generally follow payment terms that are consistent with those in place during the initial term.  The Company assesses renewal options using a “reasonably certain” threshold, which is understood to be a high threshold and, therefore, the majority of its leases’ terms do not include renewal periods for accounting purposes.  For leases where the Company is reasonably certain to exercise its renewal option, the option periods are included within the lease term and, therefore, the measurement of the right-of-use asset and lease liability.  The payment structure of the Company’s leases generally contain annual escalation clauses that are either fixed or variable in nature, some of which are dependent upon published indices.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; expense for these leases is recognized on a straight-line basis over the lease term as an other operating expense.

Certain leases include options for the Company to purchase the leased asset.  For such leases, the Company assesses the likelihood of exercising the purchase option using a “reasonably certain” threshold, which is understood to be a high threshold and, therefore, purchase options are generally accounted for when a compelling economic reason to exercise the option exists.  Certain leases include options to terminate the lease, the terms and conditions of which vary by contract.  Such options allow the contract parties to terminate their obligations under the lease contract, typically in return for an agreed financial consideration.  The Company’s lease agreements do not contain any material residual value guarantees.  The Company leases certain facilities from affiliates of related parties.  See Note 11 – “Related Party Transactions.”

The Company makes certain assumptions and judgements in determining the discount rate.  As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, for collateralized borrowings, based on the information available at commencement date in determining the present value of lease payments. In order to apply the incremental borrowing rate, a portfolio approach was utilized to group assets based on similar lease terms in a manner whereby the Company reasonably expects that the application does not differ materially from application to individual leases.

Subsequent to lease commencement date, the Company reassesses lease classification when there is a contract modification that is accounted for as a separate contract, a change in lease term, or a change in the assessment of whether the lessee is reasonably certain to exercise an option to purchase the underlying asset. This reassessment is made using current facts, circumstances and conditions. As a result of a lease’s modification, the remaining consideration in the contract is reallocated to lease and non-lease components, as applicable, and the lease liability is remeasured using the applicable discount rate at the effective date of the modification. The remeasurement of the lease liability will result in adjustment to the corresponding right-of-use asset, unless the lease is fully or partially terminated, in which case, a gain or loss will be recognized.

Lease Transactions

During the three months ended March 31, 2019, the Company amended, extended and partially terminated several material lease agreements resulting in ROU asset and liability adjustments.

The Welltower master lease agreement was amended multiple times in the three months ended March 31, 2019 due to the divestiture and lease termination of 24 skilled nursing facilities.  The Company was granted an annual rent credit of $23.4 million.  A lease modification analysis was performed and the remaining 49 facilities subject to the master lease were classified as operating leases.  Finance lease ROU assets and liabilities of $61.5 million and $130.2 million, respectively, were written off.  On a net basis, operating lease ROU assets and liabilities of $159.8 million and $111.3 million, respectively, were written down and a gain on the

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

partial lease termination was recorded for $20.3 million.  See Note – 3 “Significant Transactions and Events – Next Partnership” and “Significant Transactions and Events – Divestiture of Non-Strategic Facilities.”  See Note 12 – “Other (Income) Loss.”

On January 31, 2019, the Company entered into a new master lease agreement with Next to lease 15 skilled nursing facilities for an initial term of 15 years plus two five-year renewal options.   The Company has concluded it is the primary beneficiary of the Next Partnership and has consolidated the financial statements of the 15 real estate entities.  As such, the ROU assets and liabilities related to this lease agreement have been fully eliminated in the Company’s consolidated financial statements.  See Note – 3 “Significant Transactions and Events – Next Partnership.”

On March 8, 2019, the Company exercised a five-year renewal option on one master lease agreement with a third party landlord relating to 19 facilities extending the lease term through October 31, 2026.  The renewal option period was not included in the initial operating lease ROU asset and liability as it was not determined to be reasonably certain of exercising upon the Company’s transition to ASC 842 on January 1, 2019.  The extension resulted in an operating lease ROU asset and liability step-up of $77.2 million.

The maturity of total operating and finance lease obligations at March 31, 2019 is as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases (1)
2019 (excluding the three months ended March 31, 2019)	$255,616	$57,557
2020	343,205	79,083
2021	346,096	80,509
2022	339,481	82,016
2023	338,167	83,568
Thereafter	3,057,564	2,944,589
Total lease payments	4,680,129	3,327,322
Less interest	(2,293,139)	(2,488,279)
Total lease obligations	2,386,990	839,043
Less current portion	(107,497)	(2,734)
Long-term lease obligations	$2,279,493	$836,309

(1)	Finance lease payments include $2.3 billion related to options to extend lease terms that are reasonably certain of being exercised.

The Company’s future minimum commitments under finance leases (formerly capital leases), operating leases and financing obligations as of December 31, 2018 were as follows (in thousands):

Year ending December 31,	Finance Leases	Financing Obligations	Operating Leases
2019	$88,793	$237,335	$110,755
2020	89,397	242,052	109,391
2021	91,292	245,311	106,031
2022	93,281	242,214	84,003
2023	95,376	247,852	76,701
Thereafter	3,325,042	6,661,624	373,753
Total future minimum lease payments	3,783,181	7,876,388	$860,634
Less amount representing interest	(2,813,068)	(5,141,448)
Total lease obligation	970,113	$2,734,940
Less current portion	(2,171)	(2,001)
Long-term obligation	$967,942	$2,732,939

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Three months ended
Lease Cost	Classification	March 31, 2019
Operating lease cost	Lease expense	$94,061
Finance lease cost:
Amortization of finance lease right-of-use assets	Depreciation and amortization expense	6,858
Interest on finance lease obligations	Interest expense	22,792
Total finance lease expense		29,650
Variable lease cost	Other operating expenses	10,771
Short-term leases	Other operating expenses	6,176
Total lease cost		$140,658

The following tables include supplemental lease information as of and for the three months ended March 31, 2019 (dollars in thousands):

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	13.7
Finance leases	30.4
Weighted-average discount rate
Operating leases	10.9%
Finance leases	10.7%

Three months ended
Other information	March 31, 2019
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$87,619
Operating cash flows from finance leases	21,443
Financing cash flows from finance leases	575
Right of use assets obtained in exchange for new lease obligations
Operating leases	77,166

Lease Covenants

Certain lease agreements contain a number of restrictive covenants that, among other things, and subject to certain exceptions, impose operating and financial restrictions on the Company and its subsidiaries.  These leases also require the Company to meet defined financial covenants, including a minimum level of consolidated liquidity, a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage. These leases include cross-default provisions with each other and certain material debt instruments.

The Company has master lease agreements with Welltower, Sabra Health Care REIT, Inc. (Sabra), and Omega Healthcare Investors, Inc. (Omega) and Second Spring Healthcare Investments (Second Spring) (collectively, the Master Lease Agreements).  The Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity.  At March 31, 2019, the Company is in compliance with the financial covenants contained in the Master Lease Agreements.

The Company has two master lease agreements with Cindat Best Years Welltower JV LLC (CBYW) involving 28 of its facilities.  The Company did not meet certain financial covenants contained in one of the master lease agreements involving nine of its facilities at March 31, 2019.  On May 7, 2019, the Company received a waiver for these covenant breaches through July 1, 2020.  At March 31, 2019, the Company is in compliance with the financial covenants contained in the other master lease agreement.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At March 31, 2019, the Company did not meet certain financial covenants contained in four leases related to 12 of its facilities.  The Company is and expects to continue to be current in the timely payment of its obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of the Company’s other loan or lease agreements.  The Company will continue to work with the related credit parties to amend such leases and the related financial covenants.  The Company does not believe the breach of such financial covenants at March 31, 2019 will have a material adverse impact on it.  The Company has been afforded certain cure rights to such defaults by posting collateral in the form of additional letters of credit or security deposit.

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

(9)    Long-Term Debt

Long-term debt at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Asset based lending facilities, net of debt issuance costs of $10,655 and $11,335 at March 31, 2019 and December 31, 2018, respectively	$388,293	$419,289
Term loan agreements, net of debt issuance costs of $1,559 and $1,851 and debt premium balance of $7,038 and $8,446 at March 31, 2019 and December 31, 2018, respectively	187,151	184,652
Real estate loans, net of debt issuance costs of $4,981 and $5,360 and debt premium balance of $26,576 and $28,992 at March 31, 2019 and December 31, 2018, respectively	278,831	307,690
HUD insured loans, net of debt issuance costs of $4,468 and $5,247 and debt premium balance of $0 and $860 at March 31, 2019 and December 31, 2018, respectively	130,868	181,762
Notes payable	79,486	81,398
Mortgages and other secured debt (recourse)	5,674	4,190
Mortgages and other secured debt (non-recourse), net of debt issuance costs of $3,836 and $187 and debt premium balance of $1,495 and $1,520 at March 31, 2019 and December 31, 2018, respectively	186,559	26,483
	1,256,862	1,205,464
Less: Current installments of long-term debt	(89,695)	(122,531)
Long-term debt	$1,167,167	$1,082,933

Asset Based Lending Facilities

On March 6, 2018, the Company entered into a new asset based lending facility agreement with MidCap Funding IV Trust and MidCap Financial Trust (collectively, MidCap).  The agreement provides for a $555 million asset based lending facility comprised of (a) a $325 million first lien term loan facility, (b) a $200 million first lien revolving credit facility and (c) a $30 million delayed draw term loan facility (collectively, the ABL Credit Facilities).  The commitments under the delayed draw term loan facility will be reduced to $20 million in the year 2020.

The ABL Credit Facilities have a five-year term set to mature on March 6, 2023.  The ABL Credit Facilities include a springing maturity clause that would accelerate its maturity 90 days prior to the maturity of the Term Loan Agreements, Welltower Real Estate Loans or MidCap Real Estate Loans (each defined below), in the event those agreements are not extended or refinanced.  The revolving credit facility includes a swinging lockbox arrangement whereby the Company transfers all funds deposited within its designated lockboxes to MidCap on a daily basis and then draws from the revolving credit facility as needed.  In accordance with U.S. GAAP, the Company has presented the entire revolving credit facility borrowings balance of $73.9 million in current installments of long-term debt at March 31, 2019.  Despite this classification, the Company expects that it will have the ability to borrow and repay on the revolving credit facility through its maturity on March 6, 2023.  Cash proceeds of $52.1 million received under the ABL Credit Facilities remain in a restricted account.  This amount is pledged to cash collateralize letters of credit. The Company has classified this deposit and all cash account balances subject to deposit account control agreements that were sprung

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

under the ABL Credit Facilities as restricted cash and equivalents on the consolidated balance sheets at March 31, 2019 and December 31, 2018.

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

Borrowings and interest rates under the ABL Credit Facilities were as follows at March 31, 2019 (dollars in thousands):

			Weighted
			Average
ABL Credit Facilities	Commitment	Borrowings	Interest
Term loan facility	$325,000	$325,000	8.60%
Revolving credit facility (Non-HUD)	155,000	29,826	8.60%
Revolving credit facility (HUD)	45,000	14,123	8.60%
Delayed draw term loan facility	30,000	30,000	13.60%
	$555,000	$398,949	8.98%

As of March 31, 2019, the Company had a total borrowing base capacity of $432.5 million with outstanding borrowings under the ABL Credit Facilities of $398.9 million, leaving the Company with approximately $33.6 million of available borrowing capacity under the ABL Credit Facilities.

Term Loan Agreements

The Company and certain of its affiliates, including FC-GEN (the Borrower) are party to a term loan agreement, as amended, (the Term Loan Agreement) with an affiliate of Welltower and an affiliate of Omega.  The Term Loan Agreement originally provided for term loans (the Term Loans) in the aggregate principal amount of $120.0 million and later expanded to $160.0 million.  The Term Loan Agreement has a maturity date of July 29, 2020. The original Term Loan for $120.0 million bears interest at a rate equal to 10.0% per annum, with up to 5.0% per annum to be paid in kind.  The additional Term Loan for $40.0 million bears interest at a rate equal to 14.0% per annum, with up to 9.0% per annum to be paid in kind.  As of March 31, 2019, the Term Loans had an outstanding principal balance of $181.7 million, including a net debt premium balance of $7.0 million. See Note 17 – “Subsequent Events.”

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Term Loan Agreement contains financial, affirmative and negative covenants, and events of default that are customary for debt securities of this type.  Financial covenants include four maintenance covenants which require the Company to maintain a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures.  The most restrictive financial covenant is the minimum interest coverage ratio which requires the Company to maintain a coverage ratio, as defined therein, of no less than 1.70 to 1.0 through December 31, 2020, and increasing to 1.80 to 1.0 thereafter.

Real Estate Loans

On March 30, 2018, the Company entered into two real estate loans with MidCap (MidCap Real Estate Loans) with combined available proceeds of $75.0 million, $73.0 million of which was drawn as of March 31, 2019.  The MidCap Real Estate Loans are secured by 18 skilled nursing facilities and are subject to a five-year term maturing on March 30, 2023.  The maturity of the MidCap Real Estate Loans will accelerate in the event the ABL Credit Facilities are repaid in full and terminated.  The loans, which were interest only in the first year, are subject to an annual interest rate equal to 30-day LIBOR (subject to a floor of 1.5%) plus an applicable margin of 5.85%.  Beginning April 1, 2019, mandatory principal payments commence with the balance of the loans to be repaid at maturity.  Proceeds from the MidCap Real Estate Loans were used to repay partially the Welltower Real Estate Loans (defined below).

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

Three skilled nursing facilities subject to the MidCap Real Estate Loans were reclassified as assets held for sale in the consolidated balance sheets at March 31, 2019. These three skilled nursing facilities had an aggregate principal balance of $27.7 million, which will be retired using proceeds from the sale. The sale of these facilities was completed on May 1, 2019.  See Note 14 – “Assets Held for Sale” and Note 17 – “Subsequent Events.”

The Company is subject to multiple real estate loan agreements with Welltower (Welltower Real Estate Loans).  The Welltower Real Estate Loans are subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and/or refinance of the underlying facilities such net proceeds are required to be used to repay the outstanding principal balance of the Welltower Real Estate Loans.  Each Welltower Real Estate Loan has a maturity date of January 1, 2022 and an annual interest rate of 12.0%, of which 7.0% will be paid in cash and 5.0% will be paid in kind.  The Company agreed to make commercially reasonable efforts to secure commitments to repay no less than $105.0 million of the Welltower Real Estate Loan obligations.  As of March 31, 2019, the Company has not yet secured the total required repayments or commitments.  As a result, the annual cash component of the interest payments was increased by approximately $2.0 million with a corresponding decrease in the paid in kind component of interest.  At March 31, 2019, the Welltower Real Estate Loans are secured by a mortgage lien on the real property and a second lien on certain receivables of the operators of the five remaining facilities subject to the Welltower Real Estate Loans.  As of March 31, 2019, the Welltower Real Estate Loans have an outstanding principal balance of $202.0 million, including a debt premium balance of $26.6 million.

HUD Insured Loans

As of March 31, 2019, the Company has 25 skilled nursing facility loans insured by the U.S. Department of Housing and Urban Development (HUD) with a combined aggregate principal balance of $212.7 million, including a debt premium balance of $3.7 million.

The HUD insured loans have an original amortization term of 30 to 35 years and an average remaining term of 29 years with fixed interest rates ranging from 3.0% to 4.2% and a weighted average interest rate of 3.4%. Depending on the mortgage agreement,

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

prepayments are generally allowed only after 12 months from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required thereafter. Any further HUD insured loans will require additional HUD approval.

All HUD insured loans are non-recourse loans to the Company. All loans are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of March 31, 2019, the Company has total escrow reserve funds of $20.7 million with the loan servicer that are reported within prepaid expenses.

The HUD loans of nine skilled nursing facilities were reclassified as assets held for sale in the consolidated balance sheets at March 31, 2019. These nine skilled nursing facilities had an aggregate principal balance of $76.3 million, net of debt issuance costs and debt premiums, and aggregate escrow reserve funds of $8.5 million.  The sales are expected to be completed in 2019. See Note 14 – “Assets Held for Sale.”

Notes Payable

On January 17, 2018, the Company converted $19.6 million of its trade payables into a note payable.  The note, as amended, will be repaid in equal monthly installments through December 2019 at an annual interest rate of 5.75% and has an outstanding balance of $5.9 million at March 31, 2019.

In connection with Welltower’s sale of 64 skilled nursing facilities to Second Spring on November 1, 2016, the Company issued a note totaling $51.2 million to Welltower.  The note accrues cash interest at 3% and paid-in-kind interest at 7%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every May 1 and November 1.  The note matures on October 30, 2020, and has an outstanding accreted balance of $60.0 million at March 31, 2019.  See Note 17 – “Subsequent Events.”

In connection with Welltower’s sale of 28 skilled nursing facilities to CBYW on December 23, 2016, the Company issued a note to Welltower.  The note has an initial principal balance of $11.7 million and accrues cash interest at 3% and paid-in-kind interest at 7%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every June 15 and December 15.  The note matures on December 15, 2021, and has an outstanding accreted principal balance of $13.6 million at March 31, 2019.

Other Debt

Mortgages and other secured debt (recourse). The Company carries mortgage loans and notes payable on certain of its corporate office buildings and other acquired assets.  The loans are secured by the underlying real property and have fixed or variable rates of interest with a weighted average interest rate of 1.6% at March 31, 2019, with maturity dates ranging from 2019 to 2020.

Mortgages and other secured debt (non-recourse). Loans are carried by certain of the Company’s consolidated joint ventures and VIEs.  The loans consist principally of revenue bonds and secured bank loans.  Loans are secured by the underlying real and personal property of individual facilities and have fixed or variable rates of interest with a weighted average interest rate of 5.1% at March 31, 2019.  Maturity dates range from 2022 to 2034.  Loans are labeled “non-recourse” because neither the Company nor any of its wholly owned subsidiaries is obligated to perform under the respective loan agreements.  The aggregate principal balance of these loans includes a $1.5 million debt premium on one debt instrument.  In the three months ended March 31, 2019, the Company consolidated the financial statements of the Next Partnership.  See Note 3 – “Significant Transactions and Events – Next Partnership.”  The Next Partnership’s debt consists of a three-year term loan in the amount of $142.1 million and a 10-year mezzanine loan in the amount of $27.0 million.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt Covenants

The ABL Credit Facilities, the Term Loan Agreement and the Welltower Real Estate Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, minimum liquidity and maximum capital expenditures.  The Credit Facilities include cross-default provisions with each other and certain material lease agreements.  At March 31, 2019, the Company was in compliance with its financial covenants contained in the Credit Facilities.

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

The maturity of total debt of $1,252.3 million, excluding debt issuance costs and other non-cash debt discounts and premiums, at March 31, 2019 is as follows (in thousands):

Twelve months ended March 31,
2020	$89,737
2021	248,280
2022	363,440
2023	389,030
2024	7,181
Thereafter	154,613
Total debt maturity	$1,252,281

(10)Income Taxes

The Company effectively owns 65.1% of FC-GEN, which is an entity taxed as a partnership for U.S. income tax purposes and the Company’s only source of taxable income.  FC-GEN is subject to income taxes in several U.S. state and local jurisdictions.  The income taxes assessed by these jurisdictions are included in the Company’s tax provision, but at its 65.1% ownership of FC-GEN.

For the three months ended March 31, 2019, the Company recorded income tax expense of $0.1 million from continuing operations, representing an effective tax rate of (0.2)%, compared to income tax expense of $0.3 million from continuing operations, representing an effective tax rate of (0.3)%, for the same period in 2018.

The Company continues to assess the requirement for, and amount of, a valuation allowance in accordance with the “more likely than not” standard.  Management had previously determined that the Company would not realize its deferred tax assets and established a valuation allowance against the deferred tax assets.  As of March 31, 2019, management has determined that the valuation allowance is still necessary.

The Company’s Bermuda captive insurance company is expected to produce a minimal U.S. federal taxable loss in 2019.  The captive is expected to generate positive pre-tax income in future periods to off-set its deferred tax assets.  The 2019 U.S. federal taxable loss cannot be carried back but can be carried forward indefinitely.

The Company provides rehabilitation therapy services within the People’s Republic of China and Hong Kong.  At March 31, 2019, these business operations do not comprise a significant portion of the Company’s overall operating results.  Management does not anticipate these operations will generate significant taxable income in the near term.  The operations currently do not have a material effect on the Company’s effective tax rate.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Exchange Rights and Tax Receivable Agreement

The owners of FC-GEN have the right to exchange their membership units in FC-GEN,  along with an equivalent number of Class C shares, for shares of Class A common stock of the Company or cash, at the Company’s option.  As a result of such exchanges, the Company’s membership interest in FC-GEN would increase and its purchase price would be reflected in its share of the tax basis of FC-GEN’s tangible and intangible assets.  Any resulting increases in tax basis are likely to increase tax depreciation and amortization deductions and, therefore, reduce the amount of income tax the Company would otherwise be required to pay in the future.  Any such increase would also result in a decreased gain (or increased loss) on future dispositions of the affected assets.  There were exchanges of 3,080,348 FC-GEN units and Class C shares in the three months ended March 31, 2019 equating to 3,080,883 Class A shares.  The exchanges during the three months ended March 31, 2019 resulted in a $12.9 million internal revenue code (IRC) Section 754 tax basis step-up in the tax deductible goodwill of FC-GEN.  There were exchanges of 830,082 FC-GEN units and Class C shares in the three months ended March 31, 2018 equating to 830,224 Class A shares.  The exchanges during the three months ended March 31, 2018 resulted in a $5.5 million IRC Section 754 tax basis step-up in the tax deductible goodwill of FC-GEN.

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

(11)Related Party Transactions

The Company provides rehabilitation services to certain facilities owned and operated by a customer in which certain members of the Company’s board of directors and board observers beneficially own a majority ownership interest in the aggregate.  These services resulted in net revenues of $29.9 million and $32.9 million in the three months ended March 31, 2019 and 2018, respectively.  The services resulted in net accounts receivable balances of $29.6 million and $32.3 million at March 31, 2019 and December 31, 2018, respectively.  In addition, the Company has a note receivable for $58.9 million due from the related party customer. The Company has posted a $55.0 million reserve against the note receivable and deems this reserve prudent given the delays in collection on account of this related party customer.  Further, the reserve represents the judgment of management, and does not indicate a forgiveness of any amount of the outstanding accounts receivable owed by this related party customer.  The Company is monitoring the financial condition of this customer and will adjust the reserve levels accordingly as new information about their outlook is available.

Certain members of the Company’s board of directors and board observers indirectly beneficially hold ownership interests in FC Compassus LLC (Compassus) totaling less than 10% in the aggregate. The Company is party to certain immaterial preferred provider and affiliation agreements with Compassus.  Separately, the Company has a note receivable balance of $20.0 million from Compassus outstanding at March 31, 2019. The note, which is comprised of principal of $12.0 million and accrued interest, is associated with the Company’s sale of its hospice and home health operations to Compassus, which was completed during 2016.

 Certain members of the Company’s board of directors and board observers indirectly beneficially hold ownership interests in Trident USA totaling less than 10% in the aggregate. The Company is party to mobile radiology and laboratory/diagnostic services agreements with Trident USA.  Fees for these services were $2.6 million and $3.2 million in the three months ended March 31, 2019 and 2018, respectively.

Certain subsidiaries of the Company are subject to a lease and a purchase option of 12 centers in New Hampshire and Florida from 12 separate limited liability companies affiliated with Next (the Next Landlord Entities). The lease was effective June 1, 2018 and the initial annualized rent to be paid is $13.0 million. The purchase option will become exercisable in the fifth lease year. In addition, certain subsidiaries of the Company are subject to a lease and a purchase option of 15 centers in Pennsylvania, New Jersey, Connecticut, Massachusetts and West Virginia from 15 separate limited liability companies affiliated with the Next Landlord Entities. The Company owns a 46% membership interest in the Partnership.  The lease was effective February 1, 2019 and the initial annualized rent to be paid is $19.5 million.  The purchase option is exercisable for a period of time in the fifth, sixth and seventh lease years. See Note 3 – “Significant Transactions and Events – Next Partnership.”  Certain members of the Company’s board of directors each directly or indirectly hold an ownership interest in the Next Landlord Entities totaling approximately 4% in the aggregate.  These members have earned acquisition fees, and may earn asset management fees and other fees with respect to the Next Landlord Entities.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2019, Welltower held approximately 9.2% of the shares of the Company’s Class A Common Stock, representing approximately 5.9% of the voting power of the Company’s voting securities.  The Company is party to a master lease with an affiliate of Welltower.  The initial term of the master lease expires on January 31, 2037 and the Company has one eleven-year renewal option.  Beginning January 1, 2019, annual rent escalators under the master lease were 2.0%. During the three months ended March 31, 2019, the Company paid rent of approximately $20.1 million to Welltower.  The Company holds options to purchase certain facilities subject to the master lease.  At March 31, 2019, the Company leased 49 facilities from Welltower.  The Company and certain of its affiliates are also party to certain debt instruments with Welltower.  See Note 9 – “Long-Term Debt – Term Loan Agreements,” “Long-Term Debt – Real Estate Loans,” and “Long-Term Debt – Notes Payable.”

In the third quarter of 2018, the Company began providing rehabilitation services to five health care centers operated by affiliates of NSPR Centers, LLC (NSpire).  Certain members of the Company’s board of directors and board observers beneficially own in the aggregate a majority of the ownership interests in NSpire.  The Company recorded $1.8 million in revenues for services provided to NSpire in the three months ended March 31, 2019.

(12)Other (Income) Loss

In the the three months ended March 31, 2019 and 2018, the Company completed multiple transactions, including the divestiture of numerous skilled nursing facilities and the termination or modification of certain lease agreements. See Note 3 – “Significant Transactions and Events.”  These transactions resulted in a net (gain) loss recorded as other (income) loss in the consolidated statements of operations.  The following table summarizes those net (gains) losses (in thousands):

	Three months ended March 31,
	2019	2018
Loss recognized for exit costs associated with divestiture of operations	$3,344	$68
Gain on partial master lease termination	(20,261)	—
Total other (income) loss	$(16,917)	$68

(13)Asset Impairment Charges

Long-Lived Assets with a Definite Useful Life

In each quarter, the Company’s long-lived assets with a definite useful life are tested for impairment at the lowest levels for which there are identifiable cash flows.  The Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived assets and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived assets.  The cash flow period was based on the remaining useful lives of the primary asset in each long-lived asset group, principally a building in the inpatient segment and customer relationship assets in the rehabilitation therapy services segment.  During the three months ended March 31, 2018, the Company recognized impairment charges in the inpatient segment totaling $28.4 million.

(14)Assets Held for Sale

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

In the year ended December 31, 2018, the Company identified a disposal group of seven skilled nursing facilities operated by the Company in the state of Texas that qualified as assets held for sale.  The Company is party to a purchase and sale agreement, as amended, to sell the facilities for $20.1 million.  Four of the facilities are subject to Welltower Real Estate Loans and three of the

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

facilities are subject to HUD-insured loans.  The disposal group does not meet the criteria as a discontinued operation.  The sale of the real estate of the seven skilled nursing facilities is expected to close in 2019 and marks an exit from the inpatient business in Texas.

In the quarter ended March 31, 2019, the Company identified a disposal group of nine skilled nursing facilities operated by the Company in the state of California that qualified as assets held for sale. The Company is party to a purchase and sale agreement to sell the facilities for $98.0 million. Three of the facilities are subject to MidCap Real Estate Loans and six of the facilities are subject to HUD-insured loans. Closing is subject to licensure and other regulatory approvals and is expected to occur in 2019. The disposal group does not meet the criteria as a discontinued operation.  No gain or loss was recognized in the statements of operations for the disposal group. Five of the nine skilled nursing facilities were sold on May 1, 2019.  See Note 17 – “Subsequent Events.”

In total, the Company has classified as assets held for sale in its consolidated balance sheets as of March 31, 2019, the real property and other balances associated with these 16 skilled nursing facilities.

The following table sets forth the major classes of assets and liabilities included as part of the disposal groups (in thousands):

	March 31, 2019	December 31, 2018
Current assets:
Prepaid expenses	$8,539	$3,375
Long-term assets:
Property and equipment, net of accumulated depreciation of $16,723 and $3,640 at March 31, 2019 and December 31, 2018, respectively	71,692	16,087
Total assets	$80,231	$19,462
Current liabilities:
Current installments of long-term debt	$1,763	$639
Long-term liabilities:
Long-term debt	102,235	25,942
Total liabilities	$103,998	$26,581

(15)Commitments and Contingencies

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

paid loss data. Any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, and future payments may be different than the estimated reserves.

The Company utilizes a combination of third-party administrators (TPAs), in-house adjusters, and legal counsel, along with systems designed to maintain and process claims, to provide it with the data utilized in its assessments of reserve adequacy.  Where TPAs are utilized, they operate under the oversight of the Company’s in-house risk management and legal functions. These functions and systems ensure that the claims are properly administered so that the historical data is reliable for estimation purposes. Case reserves, which are approved by the Company’s legal and risk management departments, are determined based on an estimate of the ultimate settlement and/or ultimate loss exposure of individual claims.

The reserves for loss for workers’ compensation risks are discounted based on actuarial estimates of claim payment patterns using a discount rate for the current policy year of 2.7%. The discount rates are based upon the risk-free rate for the appropriate duration for the respective policy year. The removal of discounting would have resulted in an increased reserve for workers’ compensation risks of $8.9 million and $8.3 million as of March 31, 2019 and December 31, 2018, respectively. The reserves for general and professional liability are recorded on an undiscounted basis.

For the three months ended March 31, 2019 and 2018, the provision for general and professional liability risk totaled $21.4 million and $28.1 million, respectively.  The March 31, 2019 provision reflects reduced claims volume due to a combination of the Company’s portfolio optimization strategy, divestiture of underperforming non-strategic facilities, tort reforms in historically high volume states, and favorable development of historical claim values following a targeted claims settlement campaign.  The reserves for general and professional liability were $425.5 million and $435.3 million as of March 31, 2019 and December 31, 2018, respectively.

For the three months ended March 31, 2019 and 2018, the provision for workers’ compensation risk totaled $15.2 million and $15.3 million, respectively.  The reserves for workers’ compensation risks were $169.3 million and $168.3 million as of March 31, 2019 and December 31, 2018, respectively.

Health Insurance

The Company offers employees an option to participate in self-insured health plans.  Health insurance claims are paid as they are submitted to the plans’ administrators.  The Company maintains an accrual for claims that have been incurred but not yet reported to the plans’ administrators and therefore have not yet been paid.  This accrual for incurred but not yet reported claims was $16.1 million and $16.6 million as of March 31, 2019 and December 31, 2018, respectively.  The liability for the self-insured health plan is recorded in accrued compensation in the consolidated balance sheets.  Although management believes that the amounts provided in the Company’s consolidated financial statements are adequate and reasonable, there can be no assurances that the ultimate liability for such self-insured risks will not exceed management’s estimates.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

case and/or the possibility that the Company may be subject to an injunction or other equitable remedy. The settlement of any pending investigation, litigation or other proceedings could require the Company to make substantial settlement payments and result in its incurring substantial costs.

(16)Fair Value of Financial Instruments

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

The tables below present the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2019	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$14,464	$14,464	$—	$—
Restricted cash and equivalents	84,040	84,040	—	—
Restricted investments in marketable securities	143,355	50,295	93,060	—
Total	$241,859	$148,799	$93,060	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$20,865	$20,865	$—	$—
Restricted cash and equivalents	121,411	121,411	—	—
Restricted investments in marketable securities	136,153	40,699	95,454	—
Total	$278,429	$182,975	$95,454	$—

The Company places its cash and cash equivalents, restricted cash and equivalents and restricted investments in marketable securities in quality financial instruments and limits the amount invested in any one institution or in any one type of instrument.  The Company has not experienced any significant losses on such investments. Many of the Company’s financial instruments have quoted

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Debt Instruments

The table below shows the carrying amounts and estimated fair values, net of debt issuance costs and other non-cash debt discounts and premiums, of the Company’s primary long-term debt instruments (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Asset based lending facilities	$388,293	$388,293	$419,289	$419,289
Term loan agreements	187,151	187,151	184,652	184,652
Real estate loans	278,831	278,831	307,690	307,690
HUD insured loans	130,868	130,868	181,762	180,950
Notes payable	79,486	79,486	81,398	81,398
Mortgages and other secured debt (recourse)	5,674	5,674	4,190	4,190
Mortgages and other secured debt (non-recourse)	186,559	186,559	26,483	26,483
	$1,256,862	$1,256,862	$1,205,464	$1,204,652

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

The following tables presents the Company’s hierarchy for nonfinancial assets measured at fair value on a non-recurring basis (in thousands):

		Impairment Charges -
	Carrying Value	Three months ended
	March 31, 2019	March 31, 2019
Assets:
Property and equipment, net	$679,749	$—
Finance lease right-of-use assets, net	523,167	—
Operating lease right-of-use assets	2,235,128	—
Intangible assets, net	95,015	—
Goodwill	85,642	—

		Impairment Charges -
	Carrying Value	Three months ended
	December 31, 2018	March 31, 2018
Assets:
Property and equipment, net	$2,887,554	$28,360
Intangible assets, net	119,082	—
Goodwill	85,642	—

The fair value allocation related to the Company’s acquisitions and the fair value of tangible and intangible assets related to the Company’s impairment analysis are determined using a discounted cash flow approach, which is a significant unobservable input (Level 3).  The Company estimates the fair value using the income approach, which is a discounted cash flow technique.  These

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

valuation methods required management to make various assumptions, including, but not limited to, future profitability, cash flows and discount rates.  The Company’s estimates are based upon historical trends, management’s knowledge and experience and overall economic factors, including projections of future earnings potential.

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

(17)   Subsequent Events

On April 1, 2019, the Company divested the operations of one behavioral health center located in California upon the lease’s expiration.  The center generated annual revenues of $3.1 million and pre-tax net loss of $0.3 million.  The divestiture resulted in a loss of $0.1 million.

On May 1, 2019, the Company divested the operations of two skilled nursing facilities located in Connecticut that were subject to the Welltower Master Lease.  The facilities generated annual revenues of $18.0 million and pre-tax net loss of $1.6 million.

On May 1, 2019, the Company divested the real property and operations of five skilled nursing facilities in California for a sale price of $56.5 million.  The property and equipment and HUD escrows had a carrying value of approximately $29.0 million.  Loan repayments of $14.2 million and $27.7 million, respectively, retired the HUD-insured loans of two facilities and paid down the MidCap Real Estate Loan of three facilities.  The Company incurred prepayment penalties and other closing costs of $2.4 million at settlement.  The facilities generated annual revenues of $53.0 million and pre-tax net income of $1.6 million.  The facilities were classified as assets held for sale in the Company’s consolidated balance sheets at March 31, 2019.  See Note 14 – “Assets Held For Sale.”

The Company is currently assessing the impact the May 1, 2019 divestitures will have on its consolidated financial statements.  The Company expects to recognize a gain on the sale of real property partially offset by exit reserves associated with the divestiture of the two Connecticut and five California operations.

On May 9, 2019, the Company entered into two loan amendments with Welltower to (1) extend the maturity date of the Term Loan Agreement from July 29, 2020 to November 30, 2021 and (2) extend the maturity date of one of the notes payable from October 30, 2020 to December 15, 2021.  See Note 9 – “Long-Term Debt – Term Loan Agreements” and “Long-Term Debt – Notes Payable.”

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

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than  statements or characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” “pursue,” “plans” or “prospect,” or the negative or other variations thereof or comparable terminology. They include, but are not limited to, statements about the Company’s expectations and beliefs regarding its future operations and financial performance. Historical results may not indicate future performance. Our forward-looking statements are based on current expectations and projections about future events, and there can be no assurance that they will be achieved or occur, in whole or in part, in the timeframes anticipated by the Company or at all. Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified and, consequently, the actual performance of the Company may differ materially from that expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, particularly in Item 1A, “Risk Factors,” which was filed with the SEC on March 18, 2019 (the Annual Report), as well as others that are discussed in this Form 10-Q. These risks and uncertainties could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. Our business is also subject to the risks that affect many other companies, such as employment relations, natural disasters, general economic conditions and geopolitical events. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price. Any forward-looking statements contained herein are made only as of the date of this report. The Company disclaims any obligation to update the forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements.

Business Overview

Genesis is a healthcare services company that through its subsidiaries owns and operates skilled nursing facilities, assisted living facilities and a rehabilitation therapy business.  We have an administrative services company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services.  At March 31, 2019, we provided inpatient services through 414 skilled nursing, senior/assisted living and behavioral health centers located in 29 states.  Revenues of our owned, leased and otherwise consolidated inpatient businesses constitute approximately 87% of our revenues.

We also provide a range of rehabilitation therapy services, including speech pathology, physical therapy, occupational therapy and respiratory therapy.  These services are provided by rehabilitation therapists and assistants employed or contracted at substantially all of the centers operated by us, as well as by contract to healthcare facilities operated by others.  After the elimination of intercompany revenues, the rehabilitation therapy services business constitutes approximately 10% of our revenues.

We provide an array of other specialty medical services, including management services, physician services, staffing services, and other healthcare related services, which comprise the balance of our revenues.

Recent Transactions and Events

Next Partnership

On January 31, 2019, Welltower Inc. (Welltower) sold the real estate of 15 facilities to a real estate partnership (Partnership), of which we acquired a 46% membership interest for $16.0 million.  The remaining interest is held by Next Healthcare (Next).  See Note 11 – “Related Party Transactions.”  We will continue to operate these facilities pursuant to a new master lease with the Partnership.  The term of the master lease is 15 years with two five-year renewal options available.  We will pay annual rent of $19.5 million, with no rent escalators for the first five years and an escalator of 2% beginning in the sixth lease year and thereafter.  We also obtained a fixed price purchase option to acquire all of the real property of the facilities.  The purchase option becomes exercisable between lease years five and seven reducing in price each successive year down to a 10% premium over the original purchase price.

In accordance with U.S. generally accepted accounting principles (U.S. GAAP), we have concluded the Partnership qualifies as a variable interest entity (VIE) and that we are the primary beneficiary.  As such, we have consolidated all of the accounts of the Partnership in the accompanying financial statements.  The Partnership acquired all 22 skilled nursing facilities for a purchase price of $252.5 million but immediately sold seven of these facilities for $79.0 million.  The initial consolidation resulted in property and equipment of $173.5 million, non-recourse debt of $160.4 million, net of debt issuance costs, and non-controlling interest of $18.5 million.  We have not finalized the analysis of the consideration and purchase price allocation and will continue to review during the measurement period. The impact of consolidation on the accompanying consolidated statement of operations was not material for the three months ended March 31, 2019.

Divestiture of Non-Strategic Facilities

Between January 31, 2019 and February 7, 2019, we divested nine facilities located in New Jersey and Ohio that were subject to the master lease with Welltower (the Welltower Master Lease).  These nine facilities had aggregate annual revenue of $90.2 million and annual pre-tax net loss of $6.0 million.  We recognized a loss on exit reserves of $3.1 million.

On April 1, 2019, we divested the operations of one behavioral health center located in California upon the lease’s expiration.  The center generated annual revenues of $3.1 million and pre-tax net loss of $0.3 million.  The divestiture resulted in a loss of $0.1 million.

On May 1, 2019, we divested the operations of two skilled nursing facilities located in Connecticut that were subject to the Welltower Master Lease.  The facilities generated annual revenues of $18.0 million and pre-tax net loss of $1.6 million.

On May 1, 2019, we divested the real property and operations of five skilled nursing facilities in California for a sale price of $56.5 million.  The property and equipment and U.S. Department of Housing and Urban Development (HUD) escrows had a carrying value of approximately $29.0 million.  Loan repayments of $14.2 million and $27.7 million, respectively, retired the HUD-insured loans of two facilities and paid down the MidCap Real Estate Loan of three facilities.  The Company incurred prepayment penalties and other closing costs of $2.4 million at settlement.  The facilities generated annual revenues of $53.0 million and pre-tax net income of $1.6 million.  The facilities were classified as assets held for sale in the Company’s consolidated balance sheets at March 31, 2019.  See Note 14 – “Assets Held For Sale.”

Lease Amendments

Between January 31, 2019 and February 7, 2019, we amended the Welltower Master Lease several times to reflect the lease termination of 24 facilities, including the 15 facilities sold and leased from the Partnership.  As a result of the lease termination on the 24 facilities, we received annual rent credits of $23.4 million from Welltower.  ROU assets and lease obligations of $221.3 million and $241.6 million, respectively, were written off resulting in a gain of $20.3 million.

On March 8, 2019, we amended a master lease agreement for 19 skilled nursing facilities. The amendment extended the lease term by five years through October 31, 2026, removed our option to purchase certain facilities under the lease and adjusted certain financial covenants.  In conjunction with the amendment, one facility located in Ohio was closed.  The facility generated annual revenues of $7.7 million and pre-tax net loss of $1.6 million. The divestiture resulted in a loss of $0.2 million.

Gains and losses associated with transactions and divestitures are included in other (income) loss on the consolidated statements of operations.  See Note 12 – “Other (Income) Loss.”

Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue

Five-Star Quality Rating System

In April 2019, CMS implemented changes to the Five-Star Quality Rating System. These changes include revisions to the inspection process, adjustment of staffing rating thresholds, including increased emphasis on registered nurse staffing, implementation of new quality measures and changes in the scoring of various quality measures. CMS added two new quality measures: long-stay emergency department transfers and long-stay hospitalizations. CMS also established separate quality ratings for short-stay and long-stay residents and will now provide separate short-stay and long-stay ratings in addition to the overall quality measure rating.

The impact of the most recent five star rating methodology is expected to be significant across the industry. CMS estimates the changes will cause 47% of all nursing centers to lose stars in their "Quality" ratings. In addition, 33% will lose stars in their "Staffing" ratings, and 36% will lose stars in their "Overall" ratings. Accordingly, despite no significant changes in our staffing levels or quality of our care, these changes to the staffing and quality thresholds will have a negative impact on our star rating in 2019.

Centers for Medicare and Medicaid Services (CMS) Proposed  Rules

On April 25, 2019, CMS released a proposed rule for skilled nursing facilities prospective payment services (SNF PPS) for fiscal year 2020 Medicare Part A services.  The proposed rule proposes minor revisions to the regulation text to reflect the revised assessment schedule under the Patient Driven Payment Model (PDPM), which will replace the existing case-mix classification methodology, the Resource Utilization Groups, Version IV (RUG-IV) at the beginning of fiscal year 2020.  The proposed rule addresses specific issue areas, discussed below, related to the fiscal year 2020 requirements.

Skilled Nursing Facility Medicare Part A Payment Rates

The proposed rule provides for a net SNF PPS market basket update factor for skilled nursing facilities of 2.5% effective October 1, 2019.  This is a full market basket update of 3.0% with no forecast error incurred and a 0.5% multifactor productivity adjustment.

Patient-Driven Payment Model (PDPM)

The proposed rule presents changes and clarifications to PDPM. CMS has finalized the implementation of PDPM in a budget neutral manner and has updated the unadjusted federal per diems and related case mix groups (CMGs) and related Case Mix Indices (CMIs).

CMS has updated the PDPM payment year by refreshing fiscal year 2017 data with fiscal year 2018 data and applying a standardization multiplier and a budget neutrality multiplier for each of the PDPM rate components.

Under CMIs, there are differences between RUG-IV and PDPM in terms of patient classifications and billing.  CMS has reflected these differences by modifying the PDPM case mixed adjusted federal rates and associated indexes through the application of a CMI multiplier for each PDPM Group.

PDPM utilizes a combination of six components to determine the amount of the per diem payment.  Five of the components are case-mix adjusted, meaning they are intended to cover the utilization of skilled nursing facility resources that vary according to patient characteristics. These components are as follows:  physical therapy (PT), occupational therapy (OT), speech-language pathology (SLP), non-therapy ancillary (NTA) services, and nursing. The sixth component is non-case-mix adjusted, meaning it is intended to cover those skilled nursing facility resources that do not vary by patient.  The PT, OT, and NTA components are also subject to a variable adjustment factor that serves to adjust the per diem payment over the course of the patient’s stay. PT and OT services have variable per diem adjustments beginning on the 21st day of the Medicare stay and further adjusted every seven days thereafter.  NTA services have variable per diem adjustments beginning on the 4th day of the Medicare stay.  PDPM utilizes patient specific, data-driven characteristics to classify patients into payment groups within each of the six components, which are used as the basis for the payment amount.

Group Therapy Under PDPM

In the proposed rule, CMS is proposing to revise the definition of skilled nursing facility group therapy so that it aligns with the group therapy definition used in the inpatient rehabilitation facility setting effective October 1, 2019.  The new proposed definition would define group therapy in the skilled nursing facility Medicare Part A setting as a qualified rehabilitation therapist or therapy assistant treating two to six patients at the same time who are performing the same or similar activities.

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

Current performance measures mandated for the SNF QRP for fiscal year 2019 were established in the final SNF PPS rules adopted on August 4, 2017 (FY 2018 SNF PPS Rules). The final rules summarize these requirements, finalize adoption of a new measure removal factor for previously adopted SNF QRP measures, review the quality measures currently adopted for the fiscal year 2020 SNF QRP and finalize the intention to specify new measures to be adopted no later than October 1, 2019 for the fiscal year 2020 SNF QRP.  The two measures CMS is proposing to adopt are: (1) transfer of health information to the Provider – PAC; and (2) transfer of health information to the Patient – PAC. In addition to the two measure proposals, CMS is proposing to update the specifications for the Discharge to Community – PAC SNF QRP measure to exclude baseline nursing facility residents from the measure. The SNF QRP applies to freestanding skilled nursing facilities, skilled nursing facilities affiliated with acute care facilities, and all non-critical access hospital swing-bed rural hospitals. Final fiscal year 2019 SNF PPS rules (FY 2019 SNF PPS Rules) specified that skilled nursing facilities that do not meet the SNF QRP requirements for a program year will receive a notice of non-compliance.

Skilled Nursing Facility Value-Based Purchasing (SNF-VBP) Program

Under the SNF-VBP Program, CMS began to withhold 2.0% of Medicare payments starting October 1, 2018, to fund the incentive payment pool and will redistribute 60% of the withheld payments back to skilled nursing facilities.  All skilled nursing facilities will receive an incentive multiplier to apply to each of their RUG rates for the fiscal year that will provide an incentive payment, a full RUG payment, or a reduction.  All skilled nursing facilities receive two scores, one for achievement and the other for improvement of their hospital readmission measure over the designated reporting period. All skilled nursing facilities are ranked from high to low based on the higher of the two scores. The highest ranked facilities will receive the highest payments, and the lowest ranked facilities will receive payments that are less than what they otherwise would have received without the SNF-VBP Program. Of the 2.0% withheld under the SNF-VBP Program, we expect to retain 1.3% based on performance.

In the fiscal year 2020 proposed rule, most elements of the program remain the same.  The proposed rule does include finalizing the transition to fiscal year data from calendar year data for baseline and performance year calculations, estimation of 2022 benchmarks and renaming the future skilled nursing facility readmission measure without actually changing the measurement itself.  Two changes that are proposed for the fiscal year 2020 program include the change of the phase one correction process to a 30-day deadline and the suppression of data for facilities with fewer than 25 eligible stays for a baseline or performance period.

Decisions Regarding Skilled Nursing Facility Payment

In addition to setting the payment rules for skilled nursing facility services using the SNF-VBP Program, CMS annually adjusts its payment rules for other acute and post-acute service providers including hospitals and home health agencies using a similar SNF-

VBP Program. It is important to understand the Medicare program and that its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services.  Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.

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

“Therapist Efficiency” is computed by dividing billable labor minutes related to patient care by total labor minutes for the period.

Key performance and valuation measures for our businesses are set forth below, followed by a comparison and analysis of our financial results:

	Three months ended March 31,
	2019	2018
Financial Results (in thousands)
Net revenues	$1,161,640	$1,301,072
EBITDA	64,680	58,214
Adjusted EBITDAR	148,497	150,618
Adjusted EBITDA	54,436	117,547
Net loss attributable to Genesis Healthcare, Inc.	(15,263)	(68,538)

INPATIENT SEGMENT:

	Three months ended March 31,
	2019	2018
Occupancy Statistics - Inpatient
Available licensed beds in service at end of period	47,271	54,554
Available operating beds in service at end of period	45,306	52,419
Available patient days based on licensed beds	4,313,860	4,909,860
Available patient days based on operating beds	4,135,173	4,718,119
Actual patient days	3,591,045	4,006,121
Occupancy percentage - licensed beds	83.2%	81.6%
Occupancy percentage - operating beds	86.8%	84.9%
Skilled mix	19.0%	20.1%
Average daily census	39,901	44,512
Revenue per patient day (skilled nursing facilities)
Medicare Part A	$526	$526
Insurance	454	458
Private and other	358	335
Medicaid	230	224
Medicaid (net of provider taxes)	211	204
Weighted average (net of provider taxes)	$278	$276
Patient days by payor (skilled nursing facilities)
Medicare	366,784	450,022
Insurance	279,584	314,827
Total skilled mix days	646,368	764,849
Private and other	189,621	236,095
Medicaid	2,556,143	2,805,552
Total Days	3,392,132	3,806,496
Patient days as a percentage of total patient days (skilled nursing facilities)
Medicare	10.8%	11.8%
Insurance	8.2%	8.3%
Skilled mix	19.0%	20.1%
Private and other	5.6%	6.2%
Medicaid	75.4%	73.7%
Total	100.0%	100.0%
Facilities at end of period
Skilled nursing facilities
Leased	314	359
Owned	42	44
Joint Venture	20	5
Managed *	12	35
Total skilled nursing facilities	388	443
Total licensed beds	47,050	54,483
Assisted/Senior living facilities:
Leased	20	19
Owned	3	4
Joint Venture	1	1
Managed	2	2
Total assisted/senior living facilities	26	26
Total licensed beds	2,209	2,209
Total facilities	414	469

Total Jointly Owned and Managed— (Unconsolidated)	14	15

REHABILITATION THERAPY SEGMENT**:

	Three months ended March 31,
	2019	2018
Revenue mix %:
Company-operated	37%	38%
Non-affiliated	63%	62%
Sites of service (at end of period)	1,237	1,460
Revenue per site	$149,821	$156,874
Therapist efficiency %	72%	68%

* 2018 includes 20 facilities located in Texas for which the real estate was owned by Genesis

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

•

Regulatory defense and related costs.  We exclude the costs of investigating and defending the inherited legal matters associated with prior transactions.  We believe these costs are non-recurring in nature as they will no longer be recognized following the final settlement of these matters.  Also, we do not believe the excluded costs reflect the underlying performance of our operating businesses.

Adjusted EBITDA

The following table provides a reconciliation of the non-GAAP performance measurement EBITDA and Adjusted EBITDA from net loss attributable to Genesis Healthcare, Inc., the most directly comparable financial measure presented in accordance with GAAP (in thousands):

	Three months ended March 31,
	2019	2018

Net loss attributable to Genesis Healthcare, Inc.	$(15,263)	$(68,538)
Adjustments to compute EBITDA:
Net loss attributable to noncontrolling interests	(9,819)	(40,135)
Depreciation and amortization expense	38,195	51,503
Interest expense	51,516	115,037
Income tax expense	51	347
EBITDA	64,680	58,214
Adjustments to compute Adjusted EBITDA:
Loss on early extinguishment of debt	—	10,286
Other (income) loss	(16,917)	68
Transaction costs	1,261	12,095
Long-lived asset impairments	—	28,360
Severance and restructuring	1,446	2,841
Losses of newly acquired, constructed, or divested businesses	1,879	3,100
Stock-based compensation	2,087	2,427
Regulatory defense and related costs	—	156
Adjusted EBITDA	$54,436	$117,547

Additional lease payments not included in GAAP lease expense	$13,567	$77,932
Total cash lease payments made pursuant to operating leases, finance leases and financing obligations	107,628	111,003

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

	Three months ended March 31,
	2019	2018

Net loss attributable to Genesis Healthcare, Inc.	$(15,263)	$(68,538)
Adjustments to compute Adjusted EBITDAR:
Net loss attributable to noncontrolling interests	(9,819)	(40,135)
Depreciation and amortization expense	38,195	51,503
Interest expense	51,516	115,037
Income tax expense	51	347
Lease expense	94,061	33,071
Loss on early extinguishment of debt	—	10,286
Other (income) loss	(16,917)	68
Transaction costs	1,261	12,095
Long-lived asset impairments	—	28,360
Severance and restructuring	1,446	2,841
Losses of newly acquired, constructed, or divested businesses	1,879	3,100
Stock-based compensation	2,087	2,427
Regulatory defense and related costs	—	156
Adjusted EBITDAR	$148,497	$150,618

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

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

A summary of our unaudited results of operations for the three months ended March 31, 2019 as compared with the same period in 2018 follows (in thousands, except percentages):

	Three months ended March 31,
	2019		2018		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$982,396	84.6%	$1,095,220	84.1%	$(112,824)	(10.3)%
Assisted/Senior living facilities	23,649	2.0%	23,586	1.8%	63	0.3%
Administration of third party facilities	2,247	0.2%	2,252	0.2%	(5)	(0.2)%
Elimination of administrative services	(800)	—%	(727)	—%	(73)	10.0%
Inpatient services, net	1,007,492	86.8%	1,120,331	86.1%	(112,839)	(10.1)%

Rehabilitation therapy services:
Total therapy services	195,071	16.8%	236,577	18.2%	(41,506)	(17.5)%
Elimination of intersegment rehabilitation therapy services	(74,231)	(6.4)%	(92,746)	(7.1)%	18,515	(20.0)%
Third party rehabilitation therapy services, net	120,840	10.4%	143,831	11.1%	(22,991)	(16.0)%

Other services:
Total other services	42,118	3.6%	48,508	3.7%	(6,390)	(13.2)%
Elimination of intersegment other services	(8,810)	(0.8)%	(11,598)	(0.9)%	2,788	(24.0)%
Third party other services, net	33,308	2.8%	36,910	2.8%	(3,602)	(9.8)%

Net revenues	$1,161,640	100.0%	$1,301,072	100.0%	$(139,432)	(10.7)%

	Three months ended March 31,
	2019		2018		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
EBITDA:
Inpatient services	$73,473	7.3%	$97,443	8.7%	$(23,970)	(24.6)%
Rehabilitation therapy services	26,768	13.7%	22,330	9.4%	4,438	19.9%
Other services	(322)	(0.8)%	147	0.3%	(469)	(319.0)%
Corporate and eliminations	(35,239)	—%	(61,706)	—%	26,467	(42.9)%
EBITDA	$64,680	5.6%	$58,214	4.5%	$6,466	11.1%

A summary of our unaudited condensed consolidating statement of operations follows (in thousands):

	Three months ended March 31, 2019
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,008,292	$195,071	$42,065	$53	$(83,841)	$1,161,640
Salaries, wages and benefits	456,762	157,092	28,556	—	—	642,410
Other operating expenses	401,932	10,957	13,489	—	(83,840)	342,538
General and administrative costs	—	—	—	35,532	—	35,532
Lease expense	92,966	330	342	423	—	94,061
Depreciation and amortization expense	31,872	3,164	174	2,985	—	38,195
Interest expense	27,040	14	9	24,453	—	51,516
Investment income	—	—	—	(1,864)	—	(1,864)
Other income	(16,841)	(76)	—	—	—	(16,917)
Transaction costs	—	—	—	1,261	—	1,261
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(524)	463	(61)
Income (loss) before income tax expense	14,561	23,590	(505)	(62,213)	(464)	(25,031)
Income tax expense	—	—	—	51	—	51
Income (loss) from continuing operations	$14,561	$23,590	$(505)	$(62,264)	$(464)	$(25,082)

	Three months ended March 31, 2018
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,121,058	$236,577	$42,795	$33	$(99,391)	$1,301,072
Salaries, wages and benefits	507,030	199,831	28,909	—	—	735,770
Other operating expenses	455,801	14,416	13,334	—	(99,391)	384,160
General and administrative costs	—	—	—	39,875	—	39,875
Lease expense	32,434	—	327	310	—	33,071
Depreciation and amortization expense	44,330	3,194	169	3,810	—	51,503
Interest expense	93,619	14	9	21,395	—	115,037
Loss on early extinguishment of debt	—	—	—	10,286	—	10,286
Investment income	—	—	—	(1,047)	—	(1,047)
Other (income) loss	(10)	—	78	—	—	68
Transaction costs	—	—	—	12,095	—	12,095
Long-lived asset impairments	28,360	—	—	—	—	28,360
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(154)	374	220
(Loss) income before income tax expense	(40,506)	19,122	(31)	(86,537)	(374)	(108,326)
Income tax expense	—	—	—	347	—	347
(Loss) income from continuing operations	$(40,506)	$19,122	$(31)	$(86,884)	$(374)	$(108,673)

Net Revenues

Net revenues for the three months ended March 31, 2019 decreased by $139.4 million, or 10.7%, as compared with the three months ended March 31, 2018.

Inpatient Services – Revenue decreased $112.8 million, or 10.1%, in the three months ended March 31, 2019 as compared with the same period in 2018. On a same-store basis, inpatient services revenue declined $3.6 million, or 0.4%, excluding 65 divested underperforming facilities and the acquisition or development of 11 additional facilities.  This same-store decrease is due to a continued decline in the skilled mix of our inpatient facilities, partially offset by increased overall occupancy and payment rates.  For the past several years, census and skilled mix trends have been affected by healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payors and conveners to divert certain skilled nursing referrals to home health or other community-based care settings.  While this paradigm persists in 2019, we believe population demographics will present opportunities in the near future to recapture census where it was lost through reform measures.  As recently as the fourth fiscal quarter of 2018, we saw the decline of overall occupancy rates moderate and approximate those of the comparable period in 2017, and in the three months ended March 31, 2019, we saw overall occupancy rates exceed that of the same period in 2018 by 1.9%.  However, at the same time, skilled mix in the three months ended March 31, 2019 lagged the same period in 2018 by 1.1%, resulting in the net comparative revenue shortfall in the period.

For an expanded discussion regarding the factors influencing our census decline, see Item 1, “Business – Recent Legislative, Regulatory and other Governmental Actions Affecting Revenue” in our Annual Report on Form 10-K filed with the SEC, as well as “Key Performance and Valuation Measures” in this MD&A for quantification of the census trends and revenue per patient day.

Rehabilitation Therapy Services – Revenue decreased $23.0 million, or 16.0% comparing the three months ended March 31, 2019 with the same period in 2018.  Of that decrease, $24.8 million is due to lost contract business, offset by $5.3 million attributed to new contracts.  The remaining decrease of $3.5 million is principally due to reduced volume of services provided to existing customers, and partially offset with higher rates to existing contract customers.

Other Services – Revenue decreased $3.6 million, or 9.8% in the three months ended March 31, 2019 as compared with the same period in 2018. Our other services revenue is comprised mainly of our physician services and staffing services businesses.   Revenue in our physician services business was relatively flat period over period, however, our staffing services business saw some contraction in certain areas of its operations.  The reduced staffing volumes in those regional areas are not expected to persist.

EBITDA

EBITDA for the three months ended March 31, 2019 increased by $6.5 million, or 11.1%, as compared with the three months ended March 31, 2018.  Excluding the impact of (gain) loss on extinguishment of debt, other (income) loss, transaction costs, and long-lived asset impairments, EBITDA decreased $49.2 million, or 50.7% when compared with the same period in 2018.  The contributing factors for this net decrease are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDA decreased by $24 million, or 24.6% for the three months ended March 31, 2019 as compared with the same period in 2018.  Excluding the impact of other (income) loss, long-lived asset impairments and goodwill and identifiable intangible asset impairments, EBITDA as adjusted decreased $69.2 million, or 54.9% when compared with the same period in 2018.  On a same store basis, the inpatient EBITDA as adjusted decreased $61.2 million.  Of that same-store decline, $60.8 million resulted from the adoption of ASC Topic 842, Leases which we adopted on January 1, 2019.  The impact to our financial position and statements of operation from the adoption of this accounting standard is more fully described in Note 1 – “General Information - Recently Adopted Accounting Pronouncements.”  See also Note 8 – “Leases.” Our self-insurance programs, including general and professional liability, workers’ compensation and health benefits, resulted in a decrease of $1.6 million EBITDA as adjusted in the three months ended March 31, 2019 as compared with the same period in 2018.  While our self-insurance programs are performing as anticipated with reduced volumes related to the implementation of our portfolio optimization strategies and within normal claims reporting patterns of our same-store operations, we are also seeing reduced pressures particularly in our general and professional liability claims experience.  We believe this is due to the combination of tort reforms in key states that have had historically high rates of claims volume and severity as well as a recognition by the plaintiffs’ firms that this industry cannot sustain the level of claims historically brought by them.  Self-insured health benefits on the same-store population saw a slight increase over the prior year quarter due to some singularly large claims that presented early in 2019.  Same-store staffing costs, net of nursing agency and other purchased services, increased $1.3 million.  Nursing wage inflation increased 3.7%, while non-nursing wage inflation increased 1.2% in the three months ended March 31, 2019 as compared with the same period in 2018, respectively.  The remaining $1.6 million increase in EBITDA, as adjusted, of the segment is attributed to ongoing expense management, partially offset by the continued pressures on skilled mix of our inpatient facilities described above under “Net Revenues”.

Rehabilitation Therapy Services – EBITDA increased by $4.4 million, or 19.9%, for the three months ended March 31, 2019 as compared with the same period in 2018.  Of this increase, $6.3 million is principally attributed to overhead cost reductions and reductions of start-up losses in our operations in China.  Higher costs of labor was largely offset with therapist efficiency which improved to 71.6% in the three months ended March 31, 2019 compared with 67.7% in the comparable period in the prior year.  Lost therapy contracts and reduced volumes with existing customers exceeded new contracts by $1.9 million in the three months ended March 31, 2019 as compared with the same period in 2018.

Other Services — EBITDA decreased $0.5 million, or 319.0%, for the three months ended March 31, 2019 as compared with the same period in 2018. This decrease was principally driven by the reduced physician and nurse practitioner encounters that also impacted the physician services revenue noted above.

Corporate and Eliminations — EBITDA increased $26.5 million, or 42.9%, for the three months ended March 31, 2019 as compared with the same period in 2018.  EBITDA of our corporate function includes other income, charges, gains or losses associated with transactions that, in our chief operating decision maker’s view, are outside of the scope of our reportable segments.

These other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $26.5 million of the net increase in EBITDA.  Corporate overhead costs decreased $4.3 million, or 10.9%, in the three months ended March 31, 2019 as compared with the same period in 2018. This decrease is principally due to the focus on cost containment to address market pressures on our business. The remaining increase in EBITDA of $1.1 million is primarily the result of an increase in investment earnings from our unconsolidated affiliates accounted for on the equity method and other investments.

Other (income) loss — Consistent with our strategy to divest assets in non-strategic markets, we incur losses and generate gains resulting from the sale, transition or closure of underperforming operations and assets.  Other (income) loss for the three months ended March 31, 2019 principally represents non-cash gains on leases exited or modified in the period.

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed.  Transaction costs incurred for the three months ended March 31, 2019 and 2018 were $1.3 million and $12.1 million, respectively.

Long-lived asset impairments — In the three months ended March 31, 2018, we recognized impairments of property and equipment of $28.4 million.   For more information about the conditions of the business which contributed to these impairments, see “Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue” and “Financial Condition and Liquidity Considerations” in this MD&A, as well as Note 13 – “Asset Impairment Charges - Long-Lived Assets with a Definite Useful Life.”

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDA and (loss) income from continuing operations of all reportable segments, other services, corporate and eliminations in our consolidating statement of operations for the three months ended March 31, 2019 as compared with the same period in 2018.

Depreciation and amortization — Each of our reportable segments, other services and corporate overhead have depreciating property, plant and equipment, including depreciation on finance lease right-of-use assets. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  Depreciation and amortization expense decreased $13.3 million in the three months ended March 31, 2019 as compared with the same period in 2018.  On a same-store basis, depreciation and amortization decreased $10.9 million in the three months ended March 31, 2019 as compared with the same period in 2018.  Of this decrease, approximately $15.2 million resulted from the adoption of ASC Topic 842, Leases, which was effective on January 1, 2019 for us.  The impact to our financial position and statements of operation from the adoption of this accounting standard is more fully described in Note 1 – “General Information - Recently Adopted Accounting Pronouncements” and Note 8 – “Leases.” The remaining increase of $3.4 million was principally due to the acceleration in the inpatient services segment to give effect to the sale of 15 facilities by Welltower to a real estate partnership, of which we acquired a 46% interest, and the corresponding consolidation of that partnership in our consolidated financial statements.  See “Recent Transactions and Events – Next Partnership” in this MD&A.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our debt instruments, as well as the expense associated with leases accounted for as capital leases or financing obligations.  Interest expense decreased $63.5 million in the three months ended March 31, 2019 as compared with the same period 2018.  On a same store basis, interest expense is down $55.5 million in the three months ended March 31, 2019 as compared with the same period in 2018.  Of this decrease, approximately $62.5 million resulted from the adoption of ASC Topic 842, Leases, which was effective on January 1, 2019 for us.  The impact to our financial position and statements of operation from the adoption of this accounting standard is more fully described in Note 1 – “General Information - Recently Adopted Accounting Pronouncements” and Note 8 – “Leases.”  The remaining increase of $5.9 million is principally the result of higher rates of interest incurred in the three months ended March 31, 2019 on the debt instruments impacted by the financial restructuring, which was not fully realized in the prior year period.  See Note 9 – “Long-Term Debt.”

Income tax expense — For the three months ended March 31, 2019, we recorded an income tax expense of $0.1 million from continuing operations representing an effetive tax rate of (0.2)% compared to an income tax expense of $0.3 million from continuing operatings, representing an effectve tax rate of (0.3)% for the same period in 2018.  There is a full valuation allowance against our deferred tax assets, excluding our deferred tax asset on our Bermuda captive insurance company’s discounted unpaid loss reserve.

Previously, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets.  As of March 31, 2019, we have determined that the valuation allowance is still necessary.

Net Loss Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between loss from continuing operations and net loss attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the three months ended March 31, 2019 as compared with the same period in 2018.

Net loss attributable to noncontrolling interests — On February 2, 2015, FC-GEN combined with Skilled Healthcare Group, Inc. and the combined results were consolidated with approximately 42.0% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity.  The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares.  Since the combination, there have been conversions of 7.8 million Class C common stock, leaving a remaining direct noncontrolling economic interest of 34.9%.  For the three months ended March 31, 2019 and 2018, a loss of $9.4 million and $40.6 million, respectively, has been attributed to the Class C common stock.

In addition to the noncontrolling interests attributable to the Class C common stock holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any VIEs where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the three months ended March 31, 2019 and 2018, income of $0.4 million and $0.5 million, respectively, has been attributed to these unaffiliated third parties.

Liquidity and Capital Resources

Cash Flow and Liquidity

The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Three months ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$12,146	$(6,087)
Net cash used in investing activities	(203,419)	(17,867)
Net cash provided by financing activities	147,501	87,423
Net (decrease) increase in cash, cash equivalents and restricted cash and equivalents	(43,772)	63,469
Beginning of period	142,276	58,638
End of period	$98,504	$122,107

Net cash provided by operating activities in the three months ended March 31, 2019 increased $18.2 million compared with the same period in 2018.  The three months ended March 31, 2019 as compared to the three months ended March 31, 2018 are highlighted by an increase in cash provided of $21.8 million for the collection of outstanding accounts receivable.

Net cash used in investing activities in the three months ended March 31, 2019 was $203.4 million compared to net cash used in investing activities of $17.9 million in the three months ended March 31, 2018.  Routine capital expenditures for the three months ended March 31, 2019 increased by $7.1 million as compared with the same period in the prior year.  In the three months ended March 31, 2019, there were asset purchases of $252.5 million as a result of the consolidation of the Next Partnership and its acquisition of 22 skilled nursing facilities and asset sale proceeds of $79.0 million resulting from the simultaneous sale of seven skilled nursing facilities as described in “Recent Transaction and Events – Next Partnership.” In comparison, the three months ended March 31, 2018 had no asset purchases or sales.  The remaining incremental use of cash in the the three months ended March 31, 2019 as compared to the same period in the prior year of $4.9 million was due primarily to purchases exceeding sales and maturities of marketable securities.

Net cash provided by financing activities in the three months ended March 31, 2019 was $147.5 million compared to net cash provided by financing activities of $87.4 million in the three months ended March 31, 2018.  The net increase in cash provided by financing activities of $60.1 million is principally attributed to debt borrowings exceeding debt repayments in the three months ended March 31, 2019 as compared to the same period in 2018.  In the three months ended March 31, 2019, we had proceeds from the issuance of debt of $170.6 million primarily resulting from the consolidation of the Next Partnership. In the three months ended March 31, 2018, we had proceeds from the issuance of debt of $561.9 million, which includes $438.0 million from the ABL Credit Facilities, $73.0 million from the MidCap Real Estate Loans, $40.0 million from the expanded Term Loan Agreement and $10.9 million from the refinancing of a bridge loan with a HUD insured loan.  Repayment of long-term debt in the three months ended March 31, 2019 was $4.5 million compared to $451.2 million in the same period of the prior year.  The decrease in cash used was due primarily to $363.2 million in the retirement of our terminated revolving credit facilities, $69.8 million in the paydown of Welltower Real Estate Loans and $9.9 million in the payoff of a bridge loan with the proceeds from a HUD-insured refinancing.  The remaining decrease in cash used to repay long-term debt of $3.8 million relates to a decrease in routine debt payments. In the three months ended March 31, 2019, we had net repayments under the revolving credit facilities of $31.7 million as compared with $5.7 million of net repayments under the revolving credit facilities in the same period in 2018.  In the three months ended March 31, 2019, we paid debt issuance costs of $3.7 million resulting from the consolidation of the Next Partnership. In the three months ended March 31, 2018, we paid debt issuance costs of $16.5 million, which includes $13.6 million in fees for the ABL Credit Facilities and $2.9 million in fees for the MidCap Real Estate Loans.  In the three months ended March 31, 2019, we received contributions from a noncontrolling interest for $18.5 million resulting from the consolidation of the aforementioned Next Partnership.  The remaining net increase in cash used in financing activities of $0.6 million in the three months ended March 31, 2019 compared to the same period in 2018 is primarily due to an increase in distributions to noncontrolling interests and repayments of finance lease obligations offset by a reduction in debt settlement costs.

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

At March 31, 2019, we had total liquidity of $78.7 million consisting of cash on hand of $45.1 million and available borrowings under our ABL Credit Facilities of $33.6 million. During the three months ended March 31, 2019, we maintained liquidity sufficient to meet our working capital, capital expenditure and development activities.

Financing Activities

Welltower Loan Extensions

On May 9, 2019, we entered into two loan amendments with Welltower to (1) extend the maturity date of the Term Loan Agreement from July 29, 2020 to November 30, 2021 and (2) extend the maturity date of one of the notes payable from October 30, 2020 to December 15, 2021.

Divestiture of Non-Strategic Facilities

Consistent with our strategy to divest assets in non-strategic markets, we have exited the inpatient operations of 17 skilled nursing facilities and one behavioral health center in four states beginning January 1, 2019 through May 1, 2019, including:

•

The sale and lease termination of nine skilled nursing facilities located in New Jersey and Ohio between January 31, 2019 and February 7, 2019 that were subject to a master lease agreement with Welltower.  A loss was recognized totaling $3.1 million.

•	The closure of one skilled nursing facility located in Ohio on February 26, 2019. The facility remains subject to a master lease agreement. A loss was recognized totaling $0.2 million.
•	The lease expiration of one behavioral health center located in California on April 1, 2019. A loss was recognized totaling $0.1 million.
•	The sale and lease termination of two skilled nursing facilities located in Connecticut on May 1, 2019 that were subject to a master lease agreement with Welltower.
•	The sale of five owned skilled nursing facilities located in California on May 1, 2019.

Financial Covenants

The ABL Credit Facilities, the Term Loan Agreement and the Welltower Real Estate Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures.  At March 31, 2019, we were in compliance with all of the financial covenants contained in the Credit Facilities.

We have master lease agreements with Welltower, Sabra Health Care REIT, Inc., Omega Healthcare Investors, Inc. and Second Spring Healthcare Investments (collectively, the Master Lease Agreements).  Our Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity.  At March 31, 2019, we were in compliance with the covenants contained in the Master Lease Agreements.

We have two master lease agreements with Cindat Best Years Welltower JV LLC involving 28 of our facilities.  We did not meet certain financial covenants contained in one of the master lease agreements involving nine of our facilities at March 31, 2019.  We received a waiver for these covenant breaches. At March 31, 2019, we are in compliance with the financial covenants contained in the other master lease agreement.

At March 31, 2019, we did not meet certain financial covenants contained in four leases related to 12 of our facilities, which are not included in the Restructuring Transactions.  We are and expect to continue to be current in the timely payment of our obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of our other loan or lease agreements.  We will continue to work with the related credit parties to amend such leases and the related financial covenants.  We do not believe the breach of such financial covenants has a material adverse impact on us at March 31, 2019.

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

Management assesses its exposure to loss on accounts at the customer level.  The greatest concentration of risk exists in our rehabilitation therapy services business where it has over 170 distinct customers, many being chain operators with more than one location.  One customer, which is a related party of ours, comprises $29.6 million, approximately 31%, of the gross outstanding contract receivables in the rehabilitation services business at March 31, 2019.  See Note 11 – “Related Party Transactions.”  One former customer comprises $10.1 million, approximately 11%, of the gross outstanding contract receivables in the rehabilitation services business at March 31, 2019.  An adverse event impacting the solvency of these large customers resulting in their insolvency or other economic distress would have a material impact on us.

Financial Condition and Liquidity Considerations

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern for 12 months following the date our financial statements were issued (May 10, 2019).  Management considered the recent results of operations as well as our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due before May 10, 2020.  Based upon such considerations, management determined that there are no known or knowable conditions or events that raise substantial doubt about our ability to continue as a going concern for 12 months following the date of issuance of these financial statements (May 10, 2019).

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

During the three months ended March 31, 2019, we amended, or obtained waivers related to, the financial covenants of all of our material debt and lease agreements to account for these ongoing changes in our capital structure and business conditions. Although we are and project to be in compliance with all of our material debt and lease covenants through June 30, 2020, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on our ability to remain in compliance with the covenants. Should we fail to comply with our debt and lease covenants at a future measurement date it could, absent necessary and timely waivers and/or amendments, be in default under certain of our existing debt and lease agreements.  To the extent any cross–default provisions apply, the default could have a more significant impact on our financial position.

Risk and Uncertainties

Should we fail to comply with our debt and lease covenants at a future measurement date, we could, absent necessary and timely waivers and/or amendments, be in default under certain of our existing debt and lease agreements. To the extent any cross-default provisions may apply, the default could have an even more significant impact on our financial position.

Although we are in compliance and project to be in compliance with our material debt and lease covenants, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on our ability to remain in compliance with our covenants. Such uncertainty includes, changes in reimbursement patterns, patient admission patterns, bundled payment arrangements, as well as potential changes to the Patient Protection and Affordable Care Act of 2010, among others.

There can be no assurance that the confluence of these and other factors will not impede our ability to meet our debt and lease covenants in the future.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2019, we implemented certain internal controls in conjunction with our adoption of the new leasing standard, Topic 842.  There were no other changes in our internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For information regarding certain pending legal proceedings to which we are a party or our property is subject, see Note 15 —  “Commitments and Contingencies – Legal Proceedings,” to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes or additions to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 18, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item  5. Other Information

None.

Item 6. Exhibits

(a)Exhibits.

Number	Description
10.1	Amended and Restated Employment Agreement dated as of April 1, 2019 by and between Genesis Administrative Services, LLC and George V. Hager, Jr.
10.2	Employment Agreement dated as of February 2, 2015 by and between Genesis Administrative Services, LLC and Michael S. Sherman.
10.3

Amendment No. 5, dated as of March 13, 2019, to Term Loan Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, GEN Operations I, LLC and GEN Operations II, LLC as borrowers, HCRI Tucson Properties, Inc. and OHI Mezz Lender, LLC as lenders and Welltower, Inc. as the administrative agent and collateral agent.

10.4

First Amendment, dated March 13, 2019, to the Fourth Amended and Restated Credit Agreement dated as of March 6, 2018, by and among Genesis Healthcare, Inc. and certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and MidCap Funding IV Trust LLC, as administrative agent.

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

GENESIS HEALTHCARE, INC.

Date:	May 10, 2019	By	/S/ GEORGE V. HAGER, JR.
George V. Hager, Jr.
Chief Executive Officer

Date:	May 10, 2019	By	/S/ THOMAS DIVITTORIO
Thomas DiVittorio
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)