Form 10-Q
period 2019-06-30
Genesis Healthcare, Inc.
filed 2019-08-09
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019.

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on August 8, 2019, was:

Class A common stock, $0.001 par value – 107,413,398 shares

Class B common stock, $0.001 par value –        744,396 shares

Class C common stock, $0.001 par value –   56,620,453 shares

Genesis Healthcare, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	June 30, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$11,857	$20,865
Restricted cash and equivalents	32,600	73,762
Restricted investments in marketable securities	35,950	35,631
Accounts receivable	558,907	622,717
Prepaid expenses	67,038	82,747
Other current assets	33,702	36,528
Assets held for sale	6,574	3,375
Total current assets	746,628	875,625
Property and equipment, net of accumulated depreciation of $438,610 and $976,802 at June 30, 2019 and December 31, 2018, respectively	673,911	2,887,554
Finance lease right-of-use assets, net of accumulated amortization of $65,889 at June 30, 2019	516,537	—
Operating lease right-of-use assets	2,200,252	—
Restricted cash and equivalents	52,334	47,649
Restricted investments in marketable securities	108,500	100,522
Other long-term assets	119,479	125,595
Deferred income taxes	5,482	5,867
Identifiable intangible assets, net of accumulated amortization of $70,992 and $99,160 at June 30, 2019 and December 31, 2018, respectively	92,397	119,082
Goodwill	85,642	85,642
Assets held for sale	41,418	16,087
Total assets	$4,642,580	$4,263,623
Liabilities and Stockholders' Deficit:
Current liabilities:
Current installments of long-term debt	$108,639	$122,531
Current installments of finance lease obligations	2,678	2,171
Current installments of operating lease obligations	110,156	—
Current installments of financing obligations	—	2,001
Accounts payable	230,474	234,786
Accrued expenses	218,105	227,813
Accrued compensation	155,639	172,726
Self-insurance reserves	137,111	149,545
Current portion of liabilities held for sale	1,257	639
Total current liabilities	964,059	912,212
Long-term debt	1,142,079	1,082,933
Finance lease obligations	839,196	967,942
Operating lease obligations	2,250,790	—
Financing obligations	—	2,732,939
Deferred income taxes	5,999	6,281
Self-insurance reserves	435,920	453,993
Liabilities held for sale	55,038	25,942
Other long-term liabilities	82,478	126,247
Commitments and contingencies
Stockholders’ deficit:
Class A common stock, (par $0.001, 1,000,000,000 shares authorized, issued and outstanding - 107,413,398 and 101,235,935 at June 30, 2019 and December 31, 2018, respectively)	107	101
Class B common stock, (par $0.001, 20,000,000 shares authorized, issued and outstanding - 744,396 and 744,396 at June 30, 2019 and December 31, 2018, respectively)	1	1
Class C common stock, (par $0.001, 150,000,000 shares authorized, issued and outstanding - 56,620,453 and 59,700,801 at June 30, 2019 and December 31, 2018, respectively)	57	60
Additional paid-in-capital	248,287	270,408
Accumulated deficit	(1,044,997)	(1,609,828)
Accumulated other comprehensive income (loss)	541	(262)
Total stockholders’ deficit before noncontrolling interests	(796,004)	(1,339,520)
Noncontrolling interests	(336,975)	(705,346)
Total stockholders' deficit	(1,132,979)	(2,044,866)
Total liabilities and stockholders’ deficit	$4,642,580	$4,263,623

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net revenues	$1,145,052	$1,272,360	$2,306,692	$2,573,432
Salaries, wages and benefits	626,159	705,754	1,268,569	1,441,524
Other operating expenses	332,528	370,555	675,066	754,715
General and administrative costs	35,562	39,046	71,094	78,921
Lease expense	94,586	32,111	188,647	65,182
Depreciation and amortization expense	28,268	63,495	66,463	114,998
Interest expense	52,975	117,955	104,491	232,992
(Gain) loss on early extinguishment of debt	(24)	(501)	(24)	9,785
Investment income	(2,143)	(1,631)	(4,007)	(2,678)
Other income	(23,413)	(22,220)	(40,330)	(22,152)
Transaction costs	8,823	3,112	10,084	15,207
Long-lived asset impairments	900	27,257	900	55,617
Goodwill and identifiable intangible asset impairments	—	1,132	—	1,132
Equity in net (income) loss of unconsolidated affiliates	(24)	38	(85)	258
Loss before income tax benefit	(9,145)	(63,743)	(34,176)	(172,069)
Income tax benefit	(162)	(886)	(111)	(539)
Net loss	(8,983)	(62,857)	(34,065)	(171,530)
Less net loss attributable to noncontrolling interests	4,164	23,245	13,983	63,380
Net loss attributable to Genesis Healthcare, Inc.	$(4,819)	$(39,612)	$(20,082)	$(108,150)
Loss per common share:
Basic and diluted:
Weighted-average shares outstanding for loss from continuing operations per share	106,846	100,596	105,289	99,430
Net loss attributable to Genesis Healthcare, Inc.	$(0.05)	$(0.39)	$(0.19)	$(1.09)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss	$(8,983)	$(62,857)	$(34,065)	$(171,530)
Net unrealized gain (loss) on marketable securities, net of tax	622	277	1,118	(61)
Comprehensive loss	(8,361)	(62,580)	(32,947)	(171,591)
Less: comprehensive loss attributable to noncontrolling interests	3,948	23,275	13,668	63,534
Comprehensive loss attributable to Genesis Healthcare, Inc.	$(4,413)	$(39,305)	$(19,279)	$(108,057)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(IN THOUSANDS)

(UNAUDITED)

									Accumulated
									other			Total
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated	comprehensive	Stockholders'	Noncontrolling	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	income (loss)	deficit	interests	deficit
Balance at December 31, 2018	101,236	$101	744	$1	59,701	$60	$270,408	$(1,609,828)	$(262)	$(1,339,520)	$(705,346)	$(2,044,866)
Net loss	—	—	—	—	—	—	—	(15,263)	—	(15,263)	(9,819)	(25,082)
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	397	397	99	496
Share based compensation	—	—	—	—	—	—	2,087	—	—	2,087	—	2,087
Issuance of common stock	100	—	—	—	—	—	—	—	—	—	—	—
Conversion of common stock among classes	3,081	3	—	—	(3,081)	(3)	(18,175)	—	—	(18,175)	18,175	—
Distributions to noncontrolling interests	—	—	—	—	—	—	64	—	—	64	(1,202)	(1,138)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	18,500	18,500
Cumulative effect of accounting change	—	—	—	—	—	—	—	584,913	—	584,913	340,129	925,042
Balance at March 31, 2019	104,417	$104	744	$1	56,620	$57	$254,384	$(1,040,178)	$135	$(785,497)	$(339,464)	$(1,124,961)
Net loss	—	—	—	—	—	—	—	(4,819)	—	(4,819)	(4,164)	(8,983)
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	406	406	216	622
Share based compensation	—	—	—	—	—	—	1,748	—	—	1,748	—	1,748
Issuance of common stock	2,996	3	—	—	—	—	(3)	—	—	—	—	—
Conversion of common stock among classes	—	—	—	—	—	—	(7,842)	—	—	(7,842)	7,842	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,405)	(1,405)
Balance at June 30, 2019	107,413	$107	744	$1	56,620	$57	$248,287	$(1,044,997)	$541	$(796,004)	$(336,975)	$(1,132,979)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(IN THOUSANDS)

(UNAUDITED)

									Accumulated
									other			Total
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated	comprehensive	Stockholders'	Noncontrolling	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	income (loss)	deficit	interests	deficit
Balance at December 31, 2017	97,101	$97	744	$1	61,561	$61	$290,573	$(1,374,597)	$(362)	$(1,084,227)	$(595,905)	$(1,680,132)
Net loss	—	—	—	—	—	—	—	(68,538)	—	(68,538)	(40,135)	(108,673)
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	(214)	(214)	(124)	(338)
Share based compensation	—	—	—	—	—	—	2,427	—	—	2,427	—	2,427
Issuance of common stock	40	—	—	—	—	—	—	—	—	—	—	—
Conversion of common stock among classes	830	1	—	—	(830)	(1)	(8,635)	—	—	(8,635)	8,635	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(14)	(14)
Balance at March 31, 2018	97,971	$98	744	$1	60,731	$60	$284,365	$(1,443,135)	$(576)	$(1,159,187)	$(627,543)	$(1,786,730)
Net loss	—	—	—	—	—	—	—	(39,612)	—	(39,612)	(23,245)	(62,857)
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	307	307	(30)	277
Share based compensation	—	—	—	—	—	—	2,130	—	—	2,130	—	2,130
Issuance of common stock	2,008	2	—	—	—	—	(2)	—	—	—	—	—
Conversion of common stock among classes	1,030	1	—	—	(1,030)	(1)	(20,283)	—	—	(20,283)	20,283	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(566)	(566)
Balance at June 30, 2018	101,009	$101	744	$1	59,701	$59	$266,210	$(1,482,747)	$(269)	$(1,216,645)	$(631,101)	$(1,847,746)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(34,065)	$(171,530)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash interest and leasing arrangements, net	13,818	39,016
Other non-cash gain, net	(40,330)	(22,152)
Share based compensation	3,835	4,557
Depreciation and amortization expense	66,463	114,998
Operating lease right-of-use asset amortization	59,529	—
Provision for losses on accounts receivable	(746)	(1,613)
Equity in net (income) loss of unconsolidated affiliates	(85)	258
Benefit for deferred taxes	(1,114)	(943)
Long-lived asset impairments	900	55,617
Goodwill and identifiable intangible asset impairments	—	1,132
(Gain) loss on early extinguishment of debt	(630)	9,300
Changes in assets and liabilities:
Accounts receivable	61,415	22,986
Accounts payable and other accrued expenses and other	(50,864)	(40,157)
Operating lease obligations	(42,045)	—
Net cash provided by operating activities	36,081	11,469
Cash flows from investing activities:
Capital expenditures	(36,550)	(27,151)
Purchases of marketable securities	(27,269)	(40,043)
Proceeds on maturity or sale of marketable securities	20,517	33,085
Purchases of assets	(252,475)	—
Sales of assets	134,373	—
Restricted deposits	(1,224)	(873)
Other, net	420	(100)
Net cash used in investing activities	(162,208)	(35,082)
Cash flows from financing activities:
Borrowings under revolving credit facilities	2,372,000	1,747,284
Repayments under revolving credit facilities	(2,382,934)	(1,726,455)
Proceeds from issuance of long-term debt	170,565	562,386
Repayment of long-term debt	(89,966)	(457,424)
Repayment of finance lease obligations	(1,271)	—
Debt issuance costs	(3,708)	(16,678)
Debt settlement costs	—	(485)
Contributions from noncontrolling interests	18,500	—
Distributions to noncontrolling interests and stockholders	(2,544)	(581)
Net cash provided by financing activities	80,642	108,047
Net (decrease) increase in cash, cash equivalents and restricted cash and equivalents	(45,485)	84,434
Cash, cash equivalents and restricted cash and equivalents:
Beginning of period	142,276	58,638
End of period	$96,791	$143,072
Supplemental cash flow information:
Interest paid	$91,543	$192,831
Net taxes paid	1,610	4,104
Non-cash investing and financing activities:
Finance lease obligations, net write-down due to lease activity	$(131,842)	$(34,980)
Assets subject to finance lease obligations, net (gross-up) write-down due to lease activity	(530,025)	34,980
Operating lease obligations, net gross-up due to lease activity	2,408,557	—
Assets subject to operating leases, net (gross-up) due to lease activity	(2,264,702)	—
Financing obligations, net write-down due to lease activity	(2,734,940)	(125,783)
Assets subject to financing obligations, net write-down due to lease activity	1,718,507	113,254

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)General Information

Description of Business

Genesis Healthcare, Inc. is a healthcare services company that through its subsidiaries (collectively, the Company or Genesis), owns and operates skilled nursing facilities, assisted/senior living facilities and a rehabilitation therapy business.  The Company has an administrative services company that provides a full complement of administrative and consultative services that allows its affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. At June 30, 2019, the Company provides inpatient services through 407 skilled nursing, assisted/senior living and behavioral health centers located in 29 states.  Revenues of the Company’s owned, leased and otherwise consolidated inpatient businesses constitute approximately 87% of its revenues.

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

The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of control and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to the VIE.  In the first quarter of 2019, the Company entered into a partnership that acquired the real property of 15 skilled nursing facilities that are leased to the Company.  The partnership qualifies as a consolidated VIE.  See Note – 3 “Significant Transactions and Events – Next Partnership.”

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

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date the Company’s financial statements were issued (August 9, 2019). Management considered the recent results of operations as well as the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before August 9, 2020.  Based upon such considerations, management determined that there are no known or knowable conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date of issuance of these financial statements (August 9, 2019).

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

The Company expects to continue to pursue cost mitigation and other strategies in 2019 in response to the operating environment and liquidity requirements. During the six months ended June 30, 2019, the Company amended, or obtained waivers related to, the financial covenants of all of its material debt and lease agreements to account for these ongoing changes in its capital structure and business conditions. Although the Company is and projects to be in compliance with all of its material debt and lease covenants through August 9, 2020, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on the Company’s ability to remain in compliance with the covenants. Should the Company fail to comply with its debt and lease covenants at a future measurement date it could, absent necessary and timely waivers and/or amendments, be in default under certain of its existing debt and lease agreements.  To the extent any cross-default provisions apply, the default could have a more significant impact on the Company’s financial position.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) established Accounting Standards Codification (ASC) Topic 842, Leases (Topic 842), by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

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

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company does not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.  See Note 8 – “Leases.”

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets, such as available-for-sale debt securities. The standard replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased.  Further, the FASB issued ASU 2019-04 and ASU 2019-05 to provide additional guidance on the credit losses standard. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted for fiscal years beginning after December 15, 2018.  The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)   Certain Significant Risks and Uncertainties

Revenue Sources

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care facilities that utilize its rehabilitation therapy and other services.  The Company’s inpatient services segment derives approximately 78% of its revenue from Medicare and various state Medicaid programs.  The following table depicts the Company’s inpatient services segment revenue by source for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Medicare	20%	22%	20%	22%
Medicaid	58%	57%	58%	56%
Insurance	12%	12%	12%	13%
Private	8%	8%	7%	8%
Other	2%	1%	3%	1%
Total	100%	100%	100%	100%

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

Management assesses its exposure to loss on accounts at the customer level.  The greatest concentration of risk exists in the Company’s rehabilitation therapy services business where it has over 160 distinct customers, many being chain operators with more than one location.  One customer, which is a related party of the Company, comprises $29.6 million, approximately 32%, of the gross outstanding contract receivables in the rehabilitation services business at June 30, 2019.  See Note 11 – “Related Party Transactions.”  One former customer comprises $9.1 million, approximately 10%, of the gross outstanding contract receivables in the rehabilitation services business at June 30, 2019.  An adverse event impacting the solvency of these large customers resulting in their insolvency or other economic distress would have a material impact on the Company.

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

(3)   Significant Transactions and Events

Next Partnership

On January 31, 2019, Welltower Inc. (Welltower) sold the real estate of 15 facilities to a real estate partnership (Next Partnership), of which the Company acquired a 46% membership interest for $16.0 million.  The remaining interest is held by Next Healthcare (Next), a related party.  See Note 11 – “Related Party Transactions.”  The Company will continue to operate these facilities pursuant to a new master lease with the Next Partnership.  The term of the master lease is 15 years with two five-year renewal options available.  The Company will pay annual rent of $19.5 million, with no rent escalators for the first five years and an escalator of 2% beginning in the sixth lease year and thereafter.  The Company also obtained a fixed price purchase option to acquire all of the real property of the facilities.  The purchase option is exercisable between lease years five and seven, reducing in price each successive year down to a 10% premium over the original purchase price.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In accordance with U.S. GAAP, the Company has concluded the Next Partnership qualifies as a VIE and the Company is the primary beneficiary.  As such, the Company has consolidated all of the accounts of the Next Partnership in the accompanying financial statements.  The Next Partnership acquired all 22 skilled nursing facilities for a purchase price of $252.5 million but immediately sold seven of these facilities for $79.0 million.  The initial consolidation of the remaining 15 facilities resulted in property and equipment of $173.5 million, non-recourse debt of $165.7 million, net of debt issuance costs, and non-controlling interest of $18.5 million.  The Company has not finalized the analysis of the consideration and purchase price allocation and will continue to review this during the measurement period.  The impact of consolidation on the accompanying consolidated statement of operations was not material for the six months ended June 30, 2019 apart from non-recurring transaction costs of $5.3 million.

Divestiture of Non-Strategic Facilities

Between January 31, 2019 and February 7, 2019, the Company divested nine facilities located in New Jersey and Ohio that were subject to the master lease with Welltower (the Welltower Master Lease).  The nine divested facilities had aggregate annual revenue of $90.2 million and annual pre-tax net loss of $6.0 million.  The Company recognized a loss on exit reserves of $3.3 million.

On April 1, 2019, the Company divested the operations of one behavioral health center located in California upon the lease’s expiration. The center generated annual revenues of $3.1 million and pre-tax net loss of $0.3 million. The divestiture resulted in a loss of $0.1 million.

On May 1, 2019, the Company divested the operations of two skilled nursing facilities located in Connecticut that were subject to the Welltower Master Lease. The facilities generated annual revenues of $18.0 million and pre-tax net loss of $1.6 million. The divestiture resulted in a loss of $0.8 million.

On May 1, 2019, the Company divested the real property and operations of five skilled nursing facilities in California for a sale price of $56.5 million. See Note 7 – “Property and Equipment.” Loan repayments of $41.8 million were paid on the facilities at closing, as discussed in Note 9 – “Long-Term Debt – Real Estate Loans” and “Long-Term Debt – HUD Insured Loans.” The Company incurred prepayment penalties and other closing costs of $2.4 million at settlement. The facilities generated annual revenues of $53.0 million and pre-tax net income of $1.6 million.  The divestiture resulted in a gain of $25.0 million.

On June 30, 2019, the Company divested the operations of one skilled nursing facility in Ohio. The facility generated annual revenues of $6.7 million and pre-tax net loss of $1.3 million. The Company recognized a loss of $0.3 million on the exit of operations.

Acquisitions

On June 1, 2019, the Company acquired the operations of one skilled nursing facility in New Mexico. The new facility has approximately 80 beds and generates approximate annual net revenue of $3.4 million. The facility is leased from Omega Healthcare Investors, Inc. (Omega) and is classified as an operating lease. The Company expects the facility’s 2019 pre-tax net income to be de minimis.

Lease Amendments

Between January 31, 2019 and February 7, 2019, the Company amended the Welltower Master Lease several times to reflect the lease termination of 24 facilities, including the 15 facilities sold and now leased from the Next Partnership.  As a result of the lease termination on the 24 facilities, the Company received annual rent credits of $23.4 million from Welltower.  ROU assets and lease obligations of $221.3 million and $241.6 million, respectively, were written off resulting in a gain of $20.3 million.

On March 8, 2019, the Company amended a master lease agreement for 19 skilled nursing facilities. The amendment extended the lease term by five years through October 31, 2026, removed the Company’s option to purchase certain facilities under the lease

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and adjusted certain financial covenants.  In conjunction with the amendment, one facility located in Ohio was closed.  The facility generated annual revenues of $7.7 million and pre-tax net loss of $1.6 million. The divestiture resulted in a loss of $0.2 million.

On May 1, 2019, the Company amended the Welltower Master Lease to reflect the lease termination of two facilities and received annual rent credits of $0.6 million.  ROU assets and lease obligations of $5.1 million and $5.6 million, respectively, were written off resulting in a gain of $0.5 million.

Gains and losses associated with transactions,  such as divestitures, acquisitions and lease amendments, are included in other income in the consolidated statements of operations.  See Note 12 – “Other Income.”

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

The Company determines the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration, such as implicit price concessions.  The Company utilizes the expected value method to determine the

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

amount of variable consideration that should be included to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. Variable consideration also exists in the form of settlements with Medicare and Medicaid as a result of retroactive adjustments due to audits and reviews. The Company applies constraint to the transaction price, such that net revenues are recorded only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenues in the period such variances become known.  Adjustments arising from a change in the transaction price were not significant for the three and six months ended June 30, 2019 and 2018.

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

Payments that the Company receives from customers in advance of providing services represent contract liabilities.  Such payments primarily relate to private pay patients, which are billed monthly in advance.  The Company had no material contract liabilities or activity as of and for the three and six months ended June 30, 2019 and 2018.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The composition of net revenues by payor type and operating segment for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three months ended June 30, 2019
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$201,007		$22,992		$—		$223,999
Medicaid	577,097		573		—		577,670
Insurance	114,619		5,916		—		120,535
Private	79,127	(1)	92		—		79,219
Third party providers	—		88,108		20,486		108,594
Other	17,648	(2)	3,254	(2)	14,133	(3)	35,035
Total net revenues	$989,498		$120,935		$34,619		$1,145,052

	Three months ended June 30, 2018
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$232,594		$23,622		$—		$256,216
Medicaid	619,735		465		—		620,200
Insurance	132,824		6,095		—		138,919
Private	87,079	(1)	92		—		87,171
Third party providers	—		108,474		22,476		130,950
Other	18,377	(2)	7,039	(2)	13,488	(3)	38,904
Total net revenues	$1,090,609		$145,787		$35,964		$1,272,360
(1)

Includes Assisted/Senior living revenue of $23.7 million and $23.7 million for the three months ended June 30, 2019 and 2018, respectively.  Such amounts do not represent contracts with customers under ASC 606.

(2)	Primarily consists of revenue from Veteran Affairs and administration of third party facilities.
(3)	Includes net revenues from all payors generated by the other services, excluding third party providers.

	Six months ended June 30, 2019
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$408,975		$45,744		$—		$454,719
Medicaid	1,158,045		1,128		—		1,159,173
Insurance	239,699		11,150		—		250,849
Private	156,060	(1)	204		—		156,264
Third party providers	—		177,637		41,094		218,731
Other	34,211	(2)	5,912	(2)	26,833	(3)	66,956
Total net revenues	$1,996,990		$241,775		$67,927		$2,306,692

	Six months ended June 30, 2018
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$483,819		$46,105		$—		$529,924
Medicaid	1,241,168		1,040		—		1,242,208
Insurance	275,829		12,609		—		288,438
Private	173,740	(1)	251		—		173,991
Third party providers	—		219,164		45,506		264,670
Other	36,384	(2)	10,449	(2)	27,368	(3)	74,201
Total net revenues	$2,210,940		$289,618		$72,874		$2,573,432
(1)

Includes Assisted/Senior living revenue of $47.4 million and $47.2 million for the six months ended June 30, 2019 and 2018, respectively.  Such amounts do not represent contracts with customers under ASC 606.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Loss from continuing operations	$(8,983)	$(62,857)	$(34,065)	$(171,530)
Less: Net loss attributable to noncontrolling interests	(4,164)	(23,245)	(13,983)	(63,380)
Net loss attributable to Genesis Healthcare, Inc.	$(4,819)	$(39,612)	$(20,082)	$(108,150)
Denominator:
Weighted-average shares outstanding for basic and diluted net loss per share	106,846	100,596	105,289	99,430
Basic and diluted net loss per common share:
Net loss attributable to Genesis Healthcare, Inc.	$(0.05)	$(0.39)	$(0.19)	$(1.09)

The computation of diluted net loss per common share excludes the effects of anti-dilutive shares attributable to the assumed conversion of noncontrolling interests, unvested restricted stock units under the 2015 Omnibus Equity Incentive Plan, and stock warrants, which were 57.5 million and 58.4 million for the three and six months ended June 30, 2019, respectively, and 61.7 million and 61.8 million for the three and six months ended June 30, 2018, respectively.  As of June 30, 2019, there were 56.6 million units attributable to the noncontrolling interests outstanding.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)   Segment Information

The Company has three reportable operating segments: (i) inpatient services; (ii) rehabilitation therapy services; and (iii) other services. For additional information on these reportable segments, see Note 1 – “General Information – Description of Business.”

A summary of the Company’s segmented revenues follows (in thousands, except percentages):

	Three months ended June 30,
	2019		2018		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$964,541	84.2%	$1,065,310	83.7%	$(100,769)	(9.5)%
Assisted/Senior living facilities	23,702	2.1%	23,742	1.9%	(40)	(0.2)%
Administration of third party facilities	2,054	0.2%	2,300	0.2%	(246)	(10.7)%
Elimination of administrative services	(799)	(0)%	(743)	(0.1)%	(56)	7.5%
Inpatient services, net	989,498	86.4%	1,090,609	85.7%	(101,111)	(9.3)%

Rehabilitation therapy services:
Total therapy services	192,906	16.8%	234,674	18.4%	(41,768)	(17.8)%
Elimination of intersegment rehabilitation therapy services	(71,971)	(6.3)%	(88,887)	(7.0)%	16,916	(19.0)%
Third party rehabilitation therapy services, net	120,935	10.5%	145,787	11.4%	(24,852)	(17.0)%

Other services:
Total other services	45,489	4.0%	42,946	3.4%	2,543	5.9%
Elimination of intersegment other services	(10,870)	(0.9)%	(6,982)	(0.5)%	(3,888)	55.7%
Third party other services, net	34,619	3.1%	35,964	2.9%	(1,345)	(3.7)%

Net revenues	$1,145,052	100.0%	$1,272,360	100.0%	$(127,308)	(10.0)%

	Six months ended June 30,
	2019		2018		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$1,946,937	84.3%	$2,160,612	84.0%	$(213,675)	(9.9)%
Assisted/Senior living facilities	47,351	2.1%	47,246	1.8%	105	0.2%
Administration of third party facilities	4,301	0.2%	4,552	0.2%	(251)	(5.5)%
Elimination of administrative services	(1,599)	—%	(1,470)	—%	(129)	8.8%
Inpatient services, net	1,996,990	86.6%	2,210,940	86.0%	(213,950)	(9.7)%

Rehabilitation therapy services:
Total therapy services	387,977	16.8%	471,251	18.3%	(83,274)	(17.7)%
Elimination of intersegment rehabilitation therapy services	(146,202)	(6.3)%	(181,633)	(7.1)%	35,431	(19.5)%
Third party rehabilitation therapy services, net	241,775	10.5%	289,618	11.2%	(47,843)	(16.5)%

Other services:
Total other services	87,607	3.8%	85,774	3.3%	1,833	2.1%
Elimination of intersegment other services	(19,680)	(0.9)%	(12,900)	(0.5)%	(6,780)	52.6%
Third party other services, net	67,927	2.9%	72,874	2.8%	(4,947)	(6.8)%

Net revenues	$2,306,692	100.0%	$2,573,432	100.0%	$(266,740)	(10.4)%

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Company’s unaudited condensed consolidated statement of operations follows (in thousands):

	Three months ended June 30, 2019
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$990,297	$192,906	$45,325	$164	$(83,640)	$1,145,052
Salaries, wages and benefits	442,028	154,855	29,276	—	—	626,159
Other operating expenses	389,637	12,130	14,402	—	(83,641)	332,528
General and administrative costs	—	—	—	35,562	—	35,562
Lease expense	93,557	335	338	356	—	94,586
Depreciation and amortization expense	22,328	3,112	174	2,654	—	28,268
Interest expense	29,051	13	8	23,903	—	52,975
Gain on early extinguishment of debt	—	—	—	(24)	—	(24)
Investment income	—	—	—	(2,143)	—	(2,143)
Other (income) loss	(23,474)	—	61	—	—	(23,413)
Transaction costs	—	—	—	8,823	—	8,823
Long-lived asset impairments	900	—	—	—	—	900
Equity in net loss (income) of unconsolidated affiliates	—	—	—	1,910	(1,934)	(24)
Income (loss) before income tax benefit	36,270	22,461	1,066	(70,877)	1,935	(9,145)
Income tax benefit	—	—	—	(162)	—	(162)
Income (loss) from continuing operations	$36,270	$22,461	$1,066	$(70,715)	$1,935	$(8,983)

	Three months ended June 30, 2018
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,091,352	$234,674	$42,926	$20	$(96,612)	$1,272,360
Salaries, wages and benefits	489,778	187,946	28,030	—	—	705,754
Other operating expenses	439,224	14,400	13,544	—	(96,613)	370,555
General and administrative costs	—	—	—	39,046	—	39,046
Lease expense	31,494	—	316	301	—	32,111
Depreciation and amortization expense	56,750	3,138	168	3,439	—	63,495
Interest expense	93,028	13	9	24,905	—	117,955
Gain on early extinguishment of debt	—	—	—	(501)	—	(501)
Investment income	—	—	—	(1,631)	—	(1,631)
Other income	(22,220)	—	—	—	—	(22,220)
Transaction costs	—	—	—	3,112	—	3,112
Long-lived asset impairment charges	27,257	—	—	—	—	27,257
Goodwill and identifiable intangible asset impairments	1,132	—	—	—	—	1,132
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(352)	390	38
(Loss) income before income tax benefit	(25,091)	29,177	859	(68,299)	(389)	(63,743)
Income tax benefit	—	—	—	(886)	—	(886)
(Loss) income from continuing operations	$(25,091)	$29,177	$859	$(67,413)	$(389)	$(62,857)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six months ended June 30, 2019
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,998,589	$387,977	$87,390	$217	$(167,481)	$2,306,692
Salaries, wages and benefits	898,790	311,947	57,832	—	—	1,268,569
Other operating expenses	791,569	23,087	27,891	—	(167,481)	675,066
General and administrative costs	—	—	—	71,094	—	71,094
Lease expense	186,523	665	680	779	—	188,647
Depreciation and amortization expense	54,200	6,276	348	5,639	—	66,463
Interest expense	56,091	27	17	48,356	—	104,491
Gain on early extinguishment of debt	—	—	—	(24)	—	(24)
Investment income	—	—	—	(4,007)	—	(4,007)
Other (income) loss	(40,315)	(76)	61	—	—	(40,330)
Transaction costs	—	—	—	10,084	—	10,084
Long-lived asset impairments	900	—	—	—	—	900
Equity in net loss (income) of unconsolidated affiliates	—	—	—	1,386	(1,471)	(85)
Income (loss) before income tax benefit	50,831	46,051	561	(133,090)	1,471	(34,176)
Income tax benefit	—	—	—	(111)	—	(111)
Income (loss) from continuing operations	$50,831	$46,051	$561	$(132,979)	$1,471	$(34,065)

	Six months ended June 30, 2018
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$2,212,410	$471,251	$85,721	$53	$(196,003)	$2,573,432
Salaries, wages and benefits	996,808	387,777	56,939	—	—	1,441,524
Other operating expenses	895,025	28,816	26,878	—	(196,004)	754,715
General and administrative costs	—	—	—	78,921	—	78,921
Lease expense	63,928	—	643	611	—	65,182
Depreciation and amortization expense	101,080	6,332	337	7,249	—	114,998
Interest expense	186,647	27	18	46,300	—	232,992
Loss on early extinguishment of debt	—	—	—	9,785	—	9,785
Investment income	—	—	—	(2,678)	—	(2,678)
Other (income) loss	(22,230)	—	78	—	—	(22,152)
Transaction costs	—	—	—	15,207	—	15,207
Long-lived asset impairments	55,617	—	—	—	—	55,617
Goodwill and identifiable intangible asset impairments	1,132	—	—	—	—	1,132
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(506)	764	258
(Loss) income before income tax benefit	(65,597)	48,299	828	(154,836)	(763)	(172,069)
Income tax benefit	—	—	—	(539)	—	(539)
(Loss) income from continuing operations	$(65,597)	$48,299	$828	$(154,297)	$(763)	$(171,530)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the segment assets as of June 30, 2019 compared to December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Inpatient services	$4,192,932	$3,735,778
Rehabilitation therapy services	304,758	329,687
Other services	36,984	36,240
Corporate and eliminations	107,906	161,918
Total assets	$4,642,580	$4,263,623

The following table presents segment goodwill as of June 30, 2019 compared to December 31, 2018 (in thousands):

	Inpatient	Rehabilitation Therapy Services	Other Services	Consolidated
Balance at December 31, 2018
Goodwill	351,470	73,814	11,828	437,112
Accumulated impairment losses	(351,470)	—	—	(351,470)
	$—	$73,814	$11,828	$85,642
Balance at June 30, 2019
Goodwill	351,470	73,814	11,828	437,112
Accumulated impairment losses	(351,470)	—	—	(351,470)
	$—	$73,814	$11,828	$85,642

(7)   Property and Equipment

Property and equipment consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Land, buildings and improvements	$712,926	$469,575
Finance lease land, buildings and improvements	—	693,546
Financing obligation land, buildings and improvements	—	2,274,211
Equipment, furniture and fixtures	396,842	417,684
Construction in progress	2,753	9,340
Gross property and equipment	1,112,521	3,864,356
Less: accumulated depreciation	(438,610)	(976,802)
Net property and equipment	$673,911	$2,887,554

On January 1, 2019, the Company derecognized net financing obligation land and buildings of $1.7 billion and reclassified net finance lease land and buildings of $0.6 billion to finance lease ROU assets within the consolidated balance sheets due to the adoption of Topic 842.  See Note 1 – “General Information - Recently Adopted Accounting Pronouncements” and Note 8 – “Leases.”  Additionally, improvements of approximately $12.7 million and $73.6 million, which were historically associated with finance leases (referred to as “capital leases” prior to the adoption of Topic 842) and financing obligations, respectively, have been reclassified to “Land, buildings and improvements.”

During the first quarter of 2019, the Company consolidated the financial statements of the Next Partnership.  See Note 3 – “Significant Transactions and Events – Next Partnership.”  The consolidation resulted in an increase to “Land, buildings and improvements” of $173.5 million.

During the first quarter of 2019, the Company classified eight skilled nursing facilities and one assisted/senior living facility in California as assets held for sale.  See Note 14 – “Assets Held for Sale.”  On May 1, 2019, the Company divested the real property and operations of five of these facilities, resulting in a total net reduction of property and equipment of $27.9 million, which was primarily classified in the “Land, buildings and improvements” line item.  See Note 3 – “Significant Transactions and Events – Divestiture of Non-Strategic Facilities.”  At June 30, 2019, the Company still classified the property and equipment of three California facilities as assets held for sale, with one facility having been removed from the sale agreement, resulting in a total net

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

reduction of property and equipment of $25.3 million, which was primarily classified in the “Land, buildings and improvements” line item.

(8)   Leases

The Company leases the majority of the skilled nursing facilities and assisted/senior living facilities used in its operations, most of which are subject to triple-net leases, meaning that in addition to rent, the Company is responsible for paying property taxes, insurance, and maintenance and repair costs.  As of June 30, 2019, the Company leased approximately 78% of its centers; 49% were leased pursuant to master lease agreements with four landlords.  The Company also leases certain office space, land, and equipment.

The Company’s real estate leases generally have initial lease terms of 10 to 15 years or more and typically include one or more options to renew, with renewal terms that generally extend the lease term for an additional five to ten years or more. Exercise of the renewal options is generally subject to the satisfaction of certain conditions which vary by contract and generally follow payment terms that are consistent with those in place during the initial term.  The Company assesses renewal options using a “reasonably certain” threshold, which is understood to be a high threshold and, therefore, the majority of its leases’ terms do not include renewal periods for accounting purposes.  For leases where the Company is reasonably certain to exercise its renewal option, the option periods are included within the lease term and, therefore, the measurement of the ROU asset and lease liability.  The payment structure of the Company’s leases generally contain annual escalation clauses that are either fixed or variable in nature, some of which are dependent upon published indices.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; expense for these leases is recognized on a straight-line basis over the lease term as an other operating expense.

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

The Company makes certain assumptions in determining the discount rate.  As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate for collateralized borrowings, based on the information available at commencement date, in determining the present value of lease payments. In order to apply the incremental borrowing rate, a portfolio approach was utilized to group assets based on similar lease terms in a manner whereby the Company reasonably expects that the application does not differ materially from application to individual leases.

Subsequent to lease commencement date, the Company reassesses lease classification when there is a contract modification that is not accounted for as a separate contract, a change in lease term, or a change in the assessment of whether the lessee is reasonably certain to exercise an option to purchase the underlying asset. This reassessment is made using current facts, circumstances and conditions. As a result of a lease’s modification, the remaining consideration in the contract is reallocated to lease and non-lease components, as applicable, and the lease liability is remeasured using the applicable discount rate at the effective date of the modification. The remeasurement of the lease liability will result in adjustment to the corresponding ROU asset, unless the lease is fully or partially terminated, in which case, a gain or loss will be recognized.

Lease Transactions

During the six months ended June 30, 2019, the Company amended, extended and partially terminated several material lease agreements resulting in ROU asset and liability adjustments.

The Welltower Master Lease was amended multiple times between January 31, 2019 and February 7, 2019 due to the divestiture and lease termination of 24 skilled nursing facilities.  The Company was granted an annual rent credit of $23.4 million.  A lease modification analysis was performed and the remaining 49 facilities subject to the master lease were classified as operating leases.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Finance lease ROU assets and liabilities of $61.5 million and $130.2 million, respectively, were written off.  On a net basis, operating lease ROU assets and liabilities of $159.8 million and $111.3 million, respectively, were written down and a gain on the partial lease termination was recorded for $20.3 million.  See Note – 3 “Significant Transactions and Events – Next Partnership” and “Significant Transactions and Events – Divestiture of Non-Strategic Facilities.”  See Note 12 – “Other Income.”

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

On March 8, 2019, the Company exercised a five-year renewal option on one master lease agreement with a third party landlord relating to 19 facilities extending the lease term through October 31, 2026.  The renewal option period was not included in the initial operating lease ROU asset and liability as it was not determined to be reasonably certain of exercising upon the Company’s transition to Topic 842 on January 1, 2019.  The extension resulted in an operating lease ROU asset and liability step-up of $77.2 million.

On May 1, 2019, the Company amended the Welltower Master Lease to reflect the lease termination of two facilities and received annual rent credits of $0.6 million.  ROU assets and lease obligations of $5.1 million and $5.6 million, respectively, were written off resulting in a gain of $0.5 million.

The maturity of total operating and finance lease obligations at June 30, 2019 is as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases (1)
2019 (excluding six months ended June 30, 2019)	$169,795	$38,549
2020	342,545	79,083
2021	345,496	80,509
2022	339,823	82,016
2023	337,495	83,568
Thereafter	3,047,236	2,944,589
Total lease payments	4,582,390	3,308,314
Less interest	(2,221,444)	(2,466,440)
Total lease obligations	2,360,946	841,874
Less current portion	(110,156)	(2,678)
Long-term lease obligations	$2,250,790	$839,196

(1)	Finance lease payments include $2.3 billion related to options to extend lease terms that are reasonably certain of being exercised.

The Company’s future minimum commitments under finance leases (formerly capital leases), financing obligations, and operating leases as of December 31, 2018 were as follows (in thousands):

Year ending December 31,	Finance Leases	Financing Obligations	Operating Leases
2019	$88,793	$237,335	$110,755
2020	89,397	242,052	109,391
2021	91,292	245,311	106,031
2022	93,281	242,214	84,003
2023	95,376	247,852	76,701
Thereafter	3,325,042	6,661,624	373,753
Total future minimum lease payments	3,783,181	7,876,388	$860,634
Less amount representing interest	(2,813,068)	(5,141,448)
Total lease obligation	970,113	$2,734,940
Less current portion	(2,171)	(2,001)
Long-term obligation	$967,942	$2,732,939

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Three months ended	Six months ended
Lease Cost	Classification	June 30, 2019	June 30, 2019
Operating lease cost	Lease expense	$94,586	$188,647
Finance lease cost:
Amortization of finance lease right-of-use assets	Depreciation and amortization expense	6,630	13,488
Interest on finance lease obligations	Interest expense	21,840	44,632
Total finance lease expense		28,470	58,120
Variable lease cost	Other operating expenses	10,559	21,330
Short-term leases	Other operating expenses	6,439	12,615
Total lease cost		$140,054	$280,712

The following table provides remaining lease term and discount rates by lease classification as of June 30, 2019:

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	13.5
Finance leases	30.2
Weighted-average discount rate
Operating leases	11.0%
Finance leases	10.7%

The following table includes supplemental lease information for the three and six months ended June 30, 2019 (in thousands):

	Three months ended	Six months ended
Other information	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$84,309	$171,928
Operating cash flows from finance leases	19,008	40,451
Financing cash flows from finance leases	696	1,271
Right of use assets obtained in exchange for new lease obligations
Operating leases	-	77,166

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

The Company has master lease agreements with Welltower, Sabra Health Care REIT, Inc., Omega and Second Spring Healthcare Investments (Second Spring) (collectively, the Master Lease Agreements).  The Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity.  At June 30, 2019, the Company is in compliance with the financial covenants contained in the Master Lease Agreements.

The Company has two master lease agreements with Cindat Best Years Welltower JV LLC (CBYW) involving 28 of its facilities.  The Company did not meet certain financial covenants contained in one of the master lease agreements involving nine of its facilities at June 30, 2019.  On August 2, 2019, the Company received a waiver for these covenant breaches through October 1, 2020.  At June 30, 2019, the Company is in compliance with the financial covenants contained in the other master lease agreement.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At June 30, 2019, the Company did not meet certain financial covenants contained in three leases related to five of its facilities.  The Company is and expects to continue to be current in the timely payment of its obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of the Company’s other loan or lease agreements.  The Company will continue to work with the related credit parties to amend such leases and the related financial covenants.  The Company does not believe the breach of such financial covenants at June 30, 2019 will have a material adverse impact on it.  The Company has been afforded certain cure rights to such defaults by posting collateral in the form of additional letters of credit or security deposit.

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

(9)    Long-Term Debt

Long-term debt at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Asset based lending facilities, net of debt issuance costs of $9,975 and $11,335 at June 30, 2019 and December 31, 2018, respectively	$369,715	$419,289
Term loan agreements, net of debt issuance costs of $1,367 and $1,851 and debt premium balance of $6,130 and $8,446 at June 30, 2019 and December 31, 2018, respectively	190,126	184,652
Real estate loans, net of debt issuance costs of $4,603 and $5,360 and debt premium balance of $24,159 and $28,992 at June 30, 2019 and December 31, 2018, respectively	278,426	307,690
HUD insured loans, net of debt issuance costs of $4,620 and $5,247 and debt premium balance of $0 and $860 at June 30, 2019 and December 31, 2018, respectively	135,112	181,762
Notes payable	80,124	81,398
Mortgages and other secured debt (recourse)	5,647	4,190
Mortgages and other secured debt (non-recourse), net of debt issuance costs of $3,487 and $187 and debt premium balance of $1,471 and $1,520 at June 30, 2019 and December 31, 2018, respectively	191,568	26,483
	1,250,718	1,205,464
Less: Current installments of long-term debt	(108,639)	(122,531)
Long-term debt	$1,142,079	$1,082,933

Asset Based Lending Facilities

On March 6, 2018, the Company entered into a new asset based lending facility agreement with MidCap Funding IV Trust and MidCap Financial Trust (collectively, MidCap).  The agreement initially provided for a $555.0 million asset based lending facility comprised of (a) a $325.0 million first lien term loan facility, (b) a $200.0 million first lien revolving credit facility and (c) a $30.0 million delayed draw term loan facility (collectively, the ABL Credit Facilities).  The commitments under the delayed draw term loan facility will be reduced to $20.0 million in the year 2020.

On June 5, 2019, the ABL Credit Facilities were amended to simultaneously increase the aggregate revolving credit facility commitment by $40.0 million and partially prepay the first lien term loan facility by $40.0 million.  The resulting commitment levels of the revolving credit facility and first lien term loan facility were $240.0 million and $285.0 million, respectively.

The ABL Credit Facilities have a five-year term set to mature on March 6, 2023.  The ABL Credit Facilities include a springing maturity clause that would accelerate its maturity 90 days prior to the maturity of the Term Loan Agreements, Welltower Real Estate Loans or MidCap Real Estate Loans (each defined below), in the event those agreements are not extended or refinanced.  The revolving credit facility includes a swinging lockbox arrangement whereby the Company transfers all funds deposited within its

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

designated lockboxes to MidCap on a daily basis and then draws from the revolving credit facility as needed.  In accordance with U.S. GAAP, the Company has presented the entire revolving credit facility borrowings balance of $94.7 million in current installments of long-term debt at June 30, 2019.  Despite this classification, the Company expects that it will have the ability to borrow and repay on the revolving credit facility through its maturity on March 6, 2023.  Cash proceeds of $52.3 million received under the ABL Credit Facilities remain in a restricted account.  This amount is pledged to cash collateralize letters of credit. The Company has classified this deposit and all cash account balances subject to deposit account control agreements that were sprung under the ABL Credit Facilities as restricted cash and equivalents on the consolidated balance sheets at June 30, 2019 and December 31, 2018.

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

Borrowings and interest rates under the ABL Credit Facilities were as follows at June 30, 2019 (dollars in thousands):

			Weighted
			Average
ABL Credit Facilities	Commitment	Borrowings	Interest
Term loan facility	$285,000	$285,000	8.32%
Revolving credit facility (Non-HUD)	168,000	57,177	8.32%
Revolving credit facility (HUD)	72,000	19,514	8.32%
Delayed draw term loan facility	30,000	18,000	13.32%
	$555,000	$379,691	8.56%

As of June 30, 2019, the Company had a total borrowing base capacity of $411.3 million with outstanding borrowings under the ABL Credit Facilities of $379.7 million, leaving the Company with approximately $31.6 million of available borrowing capacity under the ABL Credit Facilities.

Term Loan Agreements

The Company and certain of its affiliates, including FC-GEN (the Borrower) are party to a term loan agreement, as amended, (the Term Loan Agreement) with an affiliate of Welltower and an affiliate of Omega.  The Term Loan Agreement originally provided for term loans (the Term Loans) in the aggregate principal amount of $120.0 million and later expanded to $160.0 million.  The Term Loan Agreement was amended on May 9, 2019 to extend the maturity date from July 29, 2020 to November 30, 2021. The original Term Loan for $120.0 million bears interest at a rate equal to 10.0% per annum, with up to 5.0% per annum to be paid in kind.  The additional Term Loan for $40.0 million bears interest at a rate equal to 14.0% per annum, with up to 9.0% per annum to be paid in kind.  As of June 30, 2019, the Term Loans had an outstanding principal balance of $185.4 million, including a net debt premium balance of $6.1 million.

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

Real Estate Loans

On March 30, 2018, the Company entered into two real estate loans with MidCap (MidCap Real Estate Loans) with combined available proceeds of $75.0 million, $73.0 million of which was drawn as of June 30, 2019.  The MidCap Real Estate Loans are secured by 15 skilled nursing facilities and are subject to a five-year term maturing on March 30, 2023.  The maturity of the MidCap Real Estate Loans will accelerate in the event the ABL Credit Facilities are repaid in full and terminated.  The loans, which were interest only in the first year, are subject to an annual interest rate equal to 30-day LIBOR (subject to a floor of 1.5%) plus an applicable margin of 5.85%.  Beginning April 1, 2019, mandatory principal payments commenced, with the balance of the loans to be repaid at maturity.  Proceeds from the MidCap Real Estate Loans were used to repay partially the Welltower Real Estate Loans (defined below).   On May 1, 2019, the Company divested the real property and operations of five skilled nursing facilities in California, three of which were subject to the MidCap Real Estate Loans. The Company used the sale proceeds to repay $27.7 million on the MidCap Real Estate Loans. See Note 3 – “Significant Transactions and Events – Divestiture of Non-Strategic Facilities.” The MidCap Real Estate Loans have an outstanding balance of $45.1 million at June 30, 2019.

On November 8, 2018, one of the MidCap Real Estate Loans was amended with an additional borrowing of $10.0 million.  The proceeds were used to retire a maturing mortgage loan on a corporate office building.  The office building has been added as collateral and the loan maturity remains March 30, 2023. The $10.0 million additional loan is subject to an annual interest rate equal to 30-day LIBOR (subject to a floor of 2.0%) plus an applicable margin of 6.25% with principal amortizing immediately and the balance due at maturity.  The loan has an outstanding balance of $9.9 million at June 30, 2019.

The Company is subject to multiple real estate loan agreements with Welltower (Welltower Real Estate Loans).  The Welltower Real Estate Loans are subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and/or refinance of the underlying facilities such net proceeds are required to be used to repay the outstanding principal balance of the Welltower Real Estate Loans.  Each Welltower Real Estate Loan has a maturity date of January 1, 2022 and an annual interest rate of 12.0%, of which 7.0% will be paid in cash and 5.0% will be paid in kind.  The Company agreed to make commercially reasonable efforts to secure commitments to repay no less than $105.0 million of the Welltower Real Estate Loan obligations.  As of June 30, 2019, the Company has not yet secured the total required repayments or commitments.  As a result, the annual cash component of the interest payments was increased by approximately $2.0 million with a corresponding decrease in the paid in kind component of interest.  At June 30, 2019, the Welltower Real Estate Loans are secured by a mortgage lien on the real property and a second lien on certain receivables of the operators of the five remaining facilities subject to the Welltower Real Estate Loans.  The Welltower Real Estate Loans contain a conversion option, whereby up to $50.0 million of the balance can be converted into Class A common stock of the Company or a 10-year note bearing 2% paid in kind interest.  The conversion option is available to the Company upon the satisfaction of certain conditions, the most significant include: the raise of new capital and application thereof to existing Welltower debt instruments, the repayment of $105.0 million to Welltower, as described above, the partial repayment of the Term Loans, and the partial repayment of the Welltower Real Estate

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Loans, such that the remaining outstanding principal balance does not exceed $50.0 million. As of June 30, 2019, the Welltower Real Estate Loans have an outstanding principal balance of $203.9 million, including a debt premium balance of $24.2 million.

HUD Insured Loans

As of June 30, 2019, the Company has 23 skilled nursing facility loans insured by the U.S. Department of Housing and Urban Development (HUD) with a combined aggregate principal balance of $196.8 million, including a debt premium balance of $3.0 million.

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

All HUD insured loans are non-recourse loans to the Company. All loans are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of June 30, 2019, the Company has total escrow reserve funds of $19.6 million with the loan servicer that are reported within prepaid expenses.

On May 1, 2019, the Company divested the real property and operations of five skilled nursing facilities in California, two of which were subject to HUD insured loans totaling $14.2 million. The Company used the sale proceeds to retire these loans. See Note 3 – “Significant Transactions and Events – Divestiture of Non-Strategic Facilities.”

At June 30, 2019, the HUD loans of six skilled nursing facilities were reclassified as assets held for sale in the consolidated balance sheets. These six skilled nursing facilities had an aggregate principal balance of $56.3 million, net of debt issuance costs and debt premiums, and aggregate escrow reserve funds of $6.6 million.  The sale of one of the facilities was completed on August 1, 2019 and the sales of the remaining five facilities are expected to be completed in 2019. See Note 14 – “Assets Held for Sale” and Note 17 – “Subsequent Events.”

Notes Payable

On January 17, 2018, the Company converted $19.6 million of its trade payables into a note payable.  The note, as amended, will be repaid in equal monthly installments through December 2019 at an annual interest rate of 5.75% and has an outstanding balance of $4.0 million at June 30, 2019.

In connection with Welltower’s sale of 64 skilled nursing facilities to Second Spring on November 1, 2016, the Company issued a note totaling $51.2 million to Welltower.  The note accrues cash interest at 3% and paid-in-kind interest at 7%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every May 1 and November 1.  The note was amended on May 9, 2019 to extend the maturity date from October 30, 2020 to December 15, 2021.  Upon the satisfaction of certain conditions, including the repayment of the Term Loans, repayment of the other note payable, noted below, to Welltower, and partial repayment of the Welltower Real Estate Loans, the outstanding note balance in excess of $6.0 million will be forgiven by Welltower. The note has an outstanding accreted balance of $62.1 million at June 30, 2019.

In connection with Welltower’s sale of 28 skilled nursing facilities to CBYW on December 23, 2016, the Company issued a note totaling $11.7 million to Welltower. The note accrues cash interest at 3% and paid-in-kind interest at 7%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every June 15 and December 15.  The note matures on December 15, 2021, and has an outstanding accreted principal balance of $14.1 million at June 30, 2019.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Debt

Mortgages and other secured debt (recourse). The Company carries mortgage loans and notes payable on certain of its corporate office buildings and other acquired assets.  The loans are secured by the underlying real property and have fixed or variable rates of interest with a weighted average interest rate of 1.6% at June 30, 2019, with maturity dates ranging from 2019 to 2020.

Mortgages and other secured debt (non-recourse). Loans are carried by certain of the Company’s consolidated joint ventures and VIEs.  The loans consist principally of revenue bonds and secured bank loans.  Loans are secured by the underlying real and personal property of individual facilities and have fixed or variable rates of interest with a weighted average interest rate of 5.1% at June 30, 2019.  Maturity dates range from 2022 to 2034.  Loans are labeled “non-recourse” because neither the Company nor any of its wholly owned subsidiaries is obligated to perform under the respective loan agreements.  The aggregate principal balance of these loans includes a $1.5 million debt premium on one debt instrument.  In the six months ended June 30, 2019, the Company consolidated the financial statements of the Next Partnership.  See Note 3 – “Significant Transactions and Events – Next Partnership.”  The Next Partnership’s debt consists of a three-year term loan in the amount of $142.1 million and a 10-year mezzanine loan in the amount of $27.0 million.

Debt Covenants

The ABL Credit Facilities, the Term Loan Agreement and the Welltower Real Estate Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, minimum liquidity and maximum capital expenditures.  The Credit Facilities include cross-default provisions with each other and certain material lease agreements.  At June 30, 2019, the Company was in compliance with its financial covenants contained in the Credit Facilities.

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

The maturity of total debt of $1,243.0 million, excluding debt issuance costs and other non-cash debt discounts and premiums, at June 30, 2019 is as follows (in thousands):

Twelve months ended June 30,
2020	$108,688
2021	6,835
2022	614,065
2023	350,200
2024	9,015
Thereafter	154,207
Total debt maturity	$1,243,010

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(10)Income Taxes

The Company effectively owns 65.7% of FC-GEN, which is an entity taxed as a partnership for U.S. income tax purposes and the Company’s only source of taxable income.  FC-GEN is subject to income taxes in several U.S. state and local jurisdictions.  The income taxes assessed by these jurisdictions are included in the Company’s tax provision, but at its 65.7% ownership of FC-GEN.

For the three months ended June 30, 2019, the Company recorded income tax benefit of $0.2 million from continuing operations, representing an effective tax rate of 1.8%, compared to income tax benefit of $0.9 million from continuing operations, representing an effective tax rate of 1.4%, for the same period in 2018.

For the six months ended June 30, 2019, the Company recorded income tax benefit of $0.1 million from continuing operations, representing an effective tax rate of 0.3%, compared to income tax benefit of $0.5 million from continuing operations, representing an effective tax rate of 0.3%, for the same period in 2018.

The Company continues to assess the requirement for, and amount of, a valuation allowance in accordance with the “more likely than not” standard.  Management had previously determined that the Company would not realize its deferred tax assets and established a valuation allowance against the deferred tax assets.  As of June 30, 2019, management has determined that the valuation allowance is still necessary.

The Company’s Bermuda captive insurance company is expected to produce a minimal U.S. federal taxable loss in 2019.  The captive is expected to generate positive pre-tax income in future periods to off-set its deferred tax assets.  The 2019 U.S. federal taxable loss cannot be carried back but can be carried forward indefinitely.

The Company provides rehabilitation therapy services within the People’s Republic of China and Hong Kong.  At June 30, 2019, these business operations do not comprise a significant portion of the Company’s overall operating results.  Management does not anticipate these operations will generate significant taxable income in the near term.  The operations currently do not have a material effect on the Company’s effective tax rate.

Exchange Rights and Tax Receivable Agreement

The owners of FC-GEN have the right to exchange their membership units in FC-GEN,  along with an equivalent number of Class C shares, for shares of Class A common stock of the Company or cash, at the Company’s option.  As a result of such exchanges, the Company’s membership interest in FC-GEN would increase and its purchase price would be reflected in its share of the tax basis of FC-GEN’s tangible and intangible assets.  Any resulting increases in tax basis are likely to increase tax depreciation and amortization deductions and, therefore, reduce the amount of income tax the Company would otherwise be required to pay in the future.  Any such increase would also result in a decreased gain (or increased loss) on future dispositions of the affected assets.  There were exchanges of 3,080,348 FC-GEN units and Class C shares in the six months ended June 30, 2019 equating to 3,080,883 Class A shares.  The exchanges during the six months ended June 30, 2019 resulted in a $13.7 million internal revenue code (IRC) Section 754 tax basis step-up in the tax deductible goodwill of FC-GEN.  There were exchanges of 1,860,592 FC-GEN units and Class C shares in the six months ended June 30, 2018 equating to 1,860,912 Class A shares.  The exchanges during the six months ended June 30, 2018 resulted in a $9.5 million IRC Section 754 tax basis step-up in the tax deductible goodwill of FC-GEN.

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
(UNAUDITED)

Estimating the amount of payments that may be made under the TRA is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis and deductions, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including:

•

the timing of exchanges – for instance, the increase in any tax deductions will vary depending on the fair value of the depreciable or amortizable assets of FC-GEN and its subsidiaries at the time of each exchange, which fair value may fluctuate over time;

•

the price of shares of Company Class A common stock at the time of the exchange—the increase in any tax deductions, and the tax basis increase in other assets of FC-GEN and its subsidiaries is directly proportional to the price of shares of Company Class A common stock at the time of the exchange;

•

the amount and timing of the Company’s income – the Company is required to pay 90% of the deemed benefits as and when deemed realized. If FC-GEN does not have taxable income, the Company is generally not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the TRA for that taxable year because no benefit will have been actually realized.  However, any tax benefits that do not result in realized benefits in a given tax year likely will generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the TRA; and

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

(11)Related Party Transactions

The Company provides rehabilitation services to certain facilities owned and operated by a customer in which certain members of the Company’s board of directors and board observers beneficially own a majority ownership interest in the aggregate.  These services resulted in net revenues of $29.9 million and $59.8 million in the three and six months ended June 30, 2019, respectively, as compared to net revenues of $32.8 million and $65.6 million in the three and six months ended June 30, 2018, respectively.  The services resulted in net accounts receivable balances of $29.6 million and $32.3 million at June 30, 2019 and December 31, 2018, respectively.  In addition, the Company has a note receivable for $56.2 million due from the related party customer. The Company has posted a $55.0 million reserve against the note receivable and deems this reserve prudent given the delays in collection on

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

account of this related party customer.  Further, the reserve represents the judgment of management, and does not indicate a forgiveness of any amount of the outstanding accounts receivable owed by this related party customer.  The Company is monitoring the financial condition of this customer and will adjust the reserve levels accordingly as new information about their outlook is available.

Certain members of the Company’s board of directors and board observers indirectly beneficially hold ownership interests in FC Compassus LLC (Compassus) totaling less than 10% in the aggregate. The Company is party to certain immaterial preferred provider and affiliation agreements with Compassus.  Separately, the Company has a note receivable balance of $21.0 million from Compassus outstanding at June 30, 2019. The note, which is comprised of principal of $12.0 million and accrued interest, is associated with the Company’s sale of its hospice and home health operations to Compassus, which was completed during 2016.

 Certain members of the Company’s board of directors and board observers indirectly beneficially hold ownership interests in Trident USA totaling less than 10% in the aggregate. The Company is party to mobile radiology and laboratory/diagnostic services agreements with Trident USA.  Fees for these services were $1.2 million and $3.8 million in the three and six months ended June 30, 2019, respectively, compared to $3.4 million and $6.6 million in the three and six months ended June 30, 2018, respectively.

Certain subsidiaries of the Company are subject to a lease and a purchase option of 12 centers in New Hampshire and Florida from 12 separate limited liability companies affiliated with Next (the Next Landlord Entities). The lease was effective June 1, 2018 and the initial annualized rent to be paid is $13.0 million. The purchase option will become exercisable in the fifth lease year. In addition, certain subsidiaries of the Company are subject to a lease and a purchase option of 15 centers in Pennsylvania, New Jersey, Connecticut, Massachusetts and West Virginia from 15 separate limited liability companies affiliated with the Next Landlord Entities. The Company owns a 46% membership interest in the Next Partnership.  The lease was effective February 1, 2019 and the initial annualized rent to be paid is $19.5 million.  The purchase option is exercisable for a period of time in the fifth, sixth and seventh lease years. See Note 3 – “Significant Transactions and Events – Next Partnership.”  Certain members of the Company’s board of directors each directly or indirectly hold an ownership interest in the Next Landlord Entities totaling approximately 4% in the aggregate.  These members have earned acquisition fees, and may earn asset management fees and other fees with respect to the Next Landlord Entities.

As of June 30, 2019, Welltower held approximately 8.9% of the shares of the Company’s Class A Common Stock, representing approximately 5.8% of the voting power of the Company’s voting securities.  The Company is party to a master lease with an affiliate of Welltower.  The initial term of the master lease expires on January 31, 2037 and the Company has one eleven-year renewal option.  Beginning January 1, 2019, annual rent escalators under the master lease were 2.0%. During the three and six months ended June 30, 2019, the Company paid rent of approximately $18.1 million and $38.2 million, respectively, to Welltower.  The Company holds options to purchase certain facilities subject to the master lease.  At June 30, 2019, the Company leased 47 facilities from Welltower.  The Company and certain of its affiliates are also party to certain debt instruments with Welltower.  See Note 9 – “Long-Term Debt – Term Loan Agreements,” “Long-Term Debt – Real Estate Loans,” and “Long-Term Debt – Notes Payable.”

In the third quarter of 2018, the Company began providing rehabilitation services to five health care centers operated by affiliates of NSPR Centers, LLC (NSpire).  Certain members of the Company’s board of directors and board observers beneficially own in the aggregate a majority of the ownership interests in NSpire.  The Company recorded net revenues of $1.8 million and $3.6 million, respectively, for services provided to NSpire in the three and six months ended June 30, 2019.  The services resulted in net accounts receivable balances of $1.2 million and $1.1 million at June 30, 2019 and December 31, 2018, respectively.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(12)Other Income

In the the three and six months ended June 30, 2019 and 2018, the Company completed multiple transactions, including the divestiture of numerous skilled nursing facilities and the termination or modification of certain lease agreements. See Note 3 – “Significant Transactions and Events.”  These transactions resulted in a net (gain) loss recorded as other income in the consolidated statements of operations.  The following table summarizes those net (gains) losses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Gain on sale of owned assets	$(27,345)	$—	$(27,345)	$—
Loss recognized for exit costs associated with divestiture of operations	4,578	7,368	7,921	9,074
Gain on partial master lease termination	(646)	—	(20,906)	—
Gain on lease terminations and amendments - unamortized straight-lining, favorable and unfavorable lease balances	—	(8,379)	—	(10,017)
Gain on lease terminations and amendments - unamortized financing lease and capital lease obligations	—	(21,209)	—	(21,209)
Total other income	$(23,413)	$(22,220)	$(40,330)	$(22,152)

(13)Asset Impairment Charges

Long-Lived Assets with a Definite Useful Life

In each quarter, the Company’s long-lived assets with a definite useful life are tested for impairment at the lowest levels for which there are identifiable cash flows.  The Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived assets and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived assets.  The cash flow period was based on the remaining useful lives of the primary asset in each long-lived asset group, principally a building in the inpatient segment and customer relationship assets in the rehabilitation therapy services segment.  During the three and six months ended June 30, 2019, the Company recognized impairment charges in the inpatient segment of $0.9 million. During the three and six months ended June 30, 2018, the Company recognized impairment charges in the inpatient segment totaling $27.3 million and $55.6 million, respectively.

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

In the year ended December 31, 2018, the Company identified a disposal group of seven skilled nursing facilities operated by the Company in the state of Texas that qualified as assets held for sale.  The Company is party to a purchase and sale agreement, as amended, to sell the facilities for $20.1 million.  Four of the facilities are subject to Welltower Real Estate Loans and three of the facilities are subject to HUD-insured loans.  The disposal group does not meet the criteria as a discontinued operation.  The sale of the real estate of the seven skilled nursing facilities is expected to close in 2019 and marks an exit from the inpatient business in Texas.

In the six months ended June 30, 2019, the Company identified a disposal group of eight skilled nursing facilities and one assisted/senior living facility operated by the Company in the state of California that qualified as assets held for sale. The Company is party to a purchase and sale agreement, as amended, to sell the facilities for $88.8 million. During the three months ended June 30, 2019, one of the nine facilities was removed from the purchase and sale agreement and is no longer classified as held for sale as of June 30, 2019. On May 1, 2019, five of the facilties were sold.  See Note 3 – “Significant Transactions and Events – Divestiture of

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Non-Strategic Facilities.” The remaining three facilities are subject to HUD-insured loans. On August 1, 2019, the assisted/senior living facility was sold.  See Note 17 – “Subsequent Events.”  Closing on the remaining two facilities is subject to licensure and other regulatory approvals and is expected to occur in 2019. The disposal group does not meet the criteria as a discontinued operation.  No gain or loss was recognized in the statements of operations for the disposal group.

In total, the Company has classified as assets held for sale in its consolidated balance sheets as of June 30, 2019 and December 31, 2018, the real property and other balances associated with 10 facilities and seven facilities, respectively.

The following table sets forth the major classes of assets and liabilities included as part of the disposal groups (in thousands):

	June 30, 2019	December 31, 2018
Current assets:
Prepaid expenses	$6,574	$3,375
Long-term assets:
Property and equipment, net of accumulated depreciation of $8,045 and $3,640 at June 30, 2019 and December 31, 2018, respectively	41,418	16,087
Total assets	$47,992	$19,462
Current liabilities:
Current installments of long-term debt	$1,257	$639
Long-term liabilities:
Long-term debt	55,038	25,942
Total liabilities	$56,295	$26,581

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and systems ensure that the claims are properly administered so that the historical data is reliable for estimation purposes. Case reserves, which are approved by the Company’s legal and risk management departments, are determined based on an estimate of the ultimate settlement and/or ultimate loss exposure of individual claims.

The reserves for loss for workers’ compensation risks are discounted based on actuarial estimates of claim payment patterns using a discount rate for the current policy year of 1.8%. The discount rates are based upon the risk-free rate for the appropriate duration for the respective policy year. The removal of discounting would have resulted in an increased reserve for workers’ compensation risks of $9.5 million and $8.3 million as of June 30, 2019 and December 31, 2018, respectively. The reserves for general and professional liability are recorded on an undiscounted basis.

For the three months ended June 30, 2019 and 2018, the provision for general and professional liability risk totaled $5.4 million and $26.0, respectively. For the six months ended June 30, 2019 and 2018, the provision for general and professional liability risk totaled $26.8 million and $54.2 million, respectively.  The reduction in the provision for general and professional liability for the three and six months ended June 30, 2019 is the result of favorable prior year claim development and lower current year loss exposures.  The favorable development is due to the combination of the ongoing impact of tort reform, claim settlements, and other risk management initiatives.  The reserves for general and professional liability were $402.2 million and $435.3 million as of June 30, 2019 and December 31, 2018, respectively.

For the three months ended, June 30, 2019, and 2018, the provision for workers’ compensation risk totaled $13.4 million and $11.1 million, respectively. For the six months ended June 30, 2019 and 2018, the provision for workers’ compensation risk totaled $28.6 million and $26.4 million, respectively.  The reserves for workers’ compensation risks were $170.8 million and $168.3 million as of June 30, 2019 and December 31, 2018, respectively.

Health Insurance

The Company offers employees an option to participate in self-insured health plans.  Health insurance claims are paid as they are submitted to the plans’ administrators.  The Company maintains an accrual for claims that have been incurred but not yet reported to the plans’ administrators and therefore have not yet been paid.  This accrual for incurred but not yet reported claims was $15.3 million and $16.6 million as of June 30, 2019 and December 31, 2018, respectively.  The liability for the self-insured health plan is recorded in accrued compensation in the consolidated balance sheets.  Although management believes that the amounts provided in the Company’s consolidated financial statements are adequate and reasonable, there can be no assurances that the ultimate liability for such self-insured risks will not exceed management’s estimates.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The tables below present the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
Assets:	2019	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$11,857	$11,857	$—	$—
Restricted cash and equivalents	84,934	84,934	—	—
Restricted investments in marketable securities	144,450	49,889	94,561	—
Total	$241,241	$146,680	$94,561	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$20,865	$20,865	$—	$—
Restricted cash and equivalents	121,411	121,411	—	—
Restricted investments in marketable securities	136,153	40,699	95,454	—
Total	$278,429	$182,975	$95,454	$—

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt Instruments

The table below shows the carrying amounts and estimated fair values, net of debt issuance costs and other non-cash debt discounts and premiums, of the Company’s primary long-term debt instruments (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Asset based lending facilities	$369,715	$369,715	$419,289	$419,289
Term loan agreements	190,126	190,126	184,652	184,652
Real estate loans	278,426	278,426	307,690	307,690
HUD insured loans	135,112	135,112	181,762	180,950
Notes payable	80,124	80,124	81,398	81,398
Mortgages and other secured debt (recourse)	5,647	5,647	4,190	4,190
Mortgages and other secured debt (non-recourse)	191,568	191,568	26,483	26,483
	$1,250,718	$1,250,718	$1,205,464	$1,204,652

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

The following tables presents the Company’s hierarchy for nonfinancial assets measured at fair value on a non-recurring basis (in thousands):

		Impairment Charges -
	Carrying Value	Six months ended
	June 30, 2019	June 30, 2019
Assets:
Property and equipment, net	$673,911	$900
Finance lease right-of-use assets, net	516,537	—
Operating lease right-of-use assets	2,200,252	—
Intangible assets, net	92,397	—
Goodwill	85,642	—

		Impairment Charges -
	Carrying Value	Six months ended
	December 31, 2018	June 30, 2018
Assets:
Property and equipment, net	$2,887,554	$55,617
Intangible assets, net	119,082	1,132
Goodwill	85,642	—

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

(17)   Subsequent Events

On July 1, 2019, the Company completed the closure of one skilled nursing facility in Massachusetts that remains subject to a master lease with Omega.  The facility generated annual revenues of $5.4 million and pre-tax net loss of $1.7 million. The closure resulted in a loss on exit of $0.2 million recognized in the six months ended June 30, 2019.

On July 1, 2019, the Company divested the operations of three skilled nursing facilities located in Ohio that were subject to a master lease with Omega. The facilities generated annual revenues of $21.6 million and pre-tax net loss of $0.3 million.  The divestiture resulted in a loss of $0.8 million recognized in the six months ended June 30, 2019.  Upon divestiture, the Company received an annual rent credit of $1.9 million.

On August 1, 2019, the Company divested the operations of six leased skilled nursing facilities located in Ohio, marking an exit from the inpatient business in this state. The facilities generated annual revenues of $39.2 million and pre-tax net loss of $1.9 million.

On August 1, 2019, the Company divested the operations and sold the real property of one assisted/senior living facility located in California for a sale price of $4.7 million.  The facility generated annual revenues of $2.7 million and pre-tax net loss of $0.2 million.  The facility has been classified as an asset held for sale at June 30, 2019.  See Note 14 – “Assets Held for Sale.”

On August 1, 2019, the Company divested the operations of one leased skilled nursing facility in Utah. The facility generated annual revenues of $4.7 million and pre-tax net loss of $0.6 million.

The Company is currently assessing the impact that the August 1, 2019 divestitures will have on its consolidated financial statements.

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

Business Overview

Genesis is a healthcare services company that through its subsidiaries owns and operates skilled nursing facilities, assisted living facilities and a rehabilitation therapy business.  We have an administrative services company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services.  At June 30, 2019, we provided inpatient services through 407 skilled nursing, senior/assisted living and behavioral health centers located in 29 states.  Revenues of our owned, leased and otherwise consolidated inpatient businesses constitute approximately 87% of our revenues.

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

Recent Transactions and Events

Next Partnership

On January 31, 2019, Welltower Inc. (Welltower) sold the real estate of 15 facilities to a real estate partnership (Next Partnership), of which we acquired a 46% membership interest for $16.0 million.  The remaining interest is held by Next Healthcare (Next), a related party.  See Note 11 – “Related Party Transactions.”  We will continue to operate these facilities pursuant to a new master lease with the Next Partnership.  The term of the master lease is 15 years with two five-year renewal options available.  We will pay annual rent of $19.5 million, with no rent escalators for the first five years and an escalator of 2% beginning in the sixth lease year and thereafter.  We also obtained a fixed price purchase option to acquire all of the real property of the facilities.  The purchase option is exercisable between lease years five and seven, reducing in price each successive year down to a 10% premium over the original purchase price.

In accordance with U.S. generally accepted accounting principles (U.S. GAAP), we have concluded the Next Partnership qualifies as a  variable interest entity (VIE) and that we are the primary beneficiary.  As such, we have consolidated all of the accounts of the Next Partnership in the accompanying financial statements.  The Next Partnership acquired 22 skilled nursing facilities for a purchase price of $252.5 million but immediately sold seven of these facilities for $79.0 million.  The initial consolidation of the remaining 15 facilities resulted in property and equipment of $173.5 million, non-recourse debt of $165.7 million, net of debt issuance costs, and non-controlling interest of $18.5 million.  We have not finalized the analysis of the consideration and purchase price allocation and will continue to review during the measurement period.  The impact of consolidation on the accompanying consolidated statement of operations was not material for the six months ended June 30, 2019 apart from non-recurring transaction costs of $5.3 million.

Divestiture of Non-Strategic Facilities

Between January 31, 2019 and February 7, 2019, we divested nine facilities located in New Jersey and Ohio that were subject to the master lease with Welltower (the Welltower Master Lease).  The nine divested facilities had aggregate annual revenue of $90.2 million and annual pre-tax net loss of $6.0 million.  We recognized a loss on exit reserves of $3.3 million.

On April 1, 2019, we divested the operations of one behavioral health center located in California upon the lease’s expiration. The center generated annual revenues of $3.1 million and pre-tax net loss of $0.3 million. The divestiture resulted in a loss of $0.1 million.

On May 1, 2019, we divested the operations of two skilled nursing facilities located in Connecticut that were subject to the Welltower Master Lease. The facilities generated annual revenues of $18.0 million and pre-tax net loss of $1.6 million. The divestiture resulted in a loss of $0.8 million.

On May 1, 2019, we divested the real property and operations of five skilled nursing facilities in California for a sale price of $56.5 million. See Note 7 – “Property and Equipment.” Loan repayments of $41.8 million were paid on the facilities at closing, as discussed in Note 9 – “Long-Term Debt – Real Estate Loans” and “Long-Term Debt – HUD Insured Loans.” The Company incurred prepayment penalties and other closing costs of $2.4 million at settlement. The facilities generated annual revenues of $53.0 million and pre-tax net income of $1.6 million.  The divestiture resulted in a gain of $25.0 million.

On June 30, 2019, we divested the operations of one skilled nursing facility in Ohio. The facility generated annual revenues of $6.7 million and pre-tax net loss of $1.3 million.  We recognized a loss of $0.3 million on the exit of operations.

On July 1, 2019, we completed the closure of one skilled nursing facility in Massachusetts that remains subject to a master lease with Omega.  The facility generated annual revenues of $5.4 million and pre-tax net loss of $1.7 million. The closure resulted in a loss on exit of $0.2 million recognized in the six months ended June 30, 2019.

On July 1, 2019, we divested the operations of three skilled nursing facilities located in Ohio that were subject to a master lease with Omega Healthcare Investors, Inc. (Omega).  The facilities generated annual revenues of $21.6 million and pre-tax net loss of $0.3 million.    The divestiture resulted in a loss of $0.8 million recognized in the six months ended June 30, 2019.  Upon divestiture, we received an annual rent credit of $1.9 million.

On August 1, 2019, we divested the operations of six leased skilled nursing facilities located in Ohio, marking an exit from the inpatient business in this state. The facilities generated annual revenues of $39.2 million and pre-tax net loss of $1.9 million.

On August 1, 2019, we divested the operations and sold the real property of one assisted/senior living facility located in California for a sale price of $4.7 million.  The facility generated annual revenues of $2.7 million and pre-tax net loss of $0.2 million.  The facility has been classified as an asset held for sale at June 30, 2019.  See Note 14 – “Assets Held for Sale.”

On August 1, 2019, we divested the operations of one leased skilled nursing facility in Utah. The facility generated annual revenues of $4.7 million and pre-tax net loss of $0.6 million.

We are currently assessing the impact that the August 1, 2019 divestitures will have on our consolidated financial statements.

Acquisitions

On June 1, 2019, we acquired the operations of one skilled nursing facility in New Mexico. The new facility has approximately 80 beds and generates approximate annual net revenue of $3.4 million. The facility is leased from Omega and is classified as an operating lease. We expect the facility’s 2019 pre-tax net income to be de minimis.

Lease Amendments

Between January 31, 2019 and February 7, 2019, we amended the Welltower Master Lease several times to reflect the lease termination of 24 facilities, including the 15 facilities sold and now leased from the Next Partnership.  As a result of the lease termination on the 24 facilities,  we received annual rent credits of  $23.4 million from Welltower.  ROU assets and lease obligations of $221.3 million and $241.6 million, respectively, were written off resulting in a gain of $20.3 million.

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

On May 1, 2019,  we amended the Welltower Master Lease to reflect the lease termination of two facilities and received annual rent credits of  $0.6 million.  ROU assets and lease obligations of $5.1 million and $5.6 million, respectively, were written off resulting in a gain of $0.5 million.

Gains and losses associated with transactions, such as divestitures, acquisitions and lease amendments, are included in other income in the consolidated statements of operations.  See Note 12 –  “Other Income.”

Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue

Five-Star Quality Rating System

In April 2019, the Centers for Medicare and Medicaid Services (CMS) implemented changes to the Five-Star Quality Rating System. These changes include revisions to the inspection process, adjustment of staffing rating thresholds, including increased emphasis on registered nurse staffing, implementation of new quality measures and changes in the scoring of various quality measures. CMS added two new quality measures: long-stay emergency department transfers and long-stay hospitalizations. CMS also established separate quality ratings for short-stay and long-stay residents and will now provide separate short-stay and long-stay ratings in addition to the overall quality measure rating.

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

Centers for Medicare and Medicaid Services Final Rules

On July 30, 2019, CMS released a final rule for skilled nursing facilities prospective payment services (SNF PPS) for fiscal year 2020 Medicare Part A services.  The final rule made revisions from the proposed rule for the Patient Driven Payment Model (PDPM) market basket increase and additional modifications to the skilled nursing facility Quality Reporting Program (QRP).  PDPM will replace the existing case-mix classification methodology, the Resource Utilization Groups, Version IV (RUG-IV) at the beginning of fiscal year 2020. The final rule addresses specific issue areas, discussed below, related to the fiscal year 2020 requirements.

Skilled Nursing Facility Medicare Part A Payment Rates

The final rule provides for a net SNF PPS market basket update factor for skilled nursing facilities of 2.4% effective October 1, 2019.  This is a full market basket update of 2.8% with no forecast error incurred and a 0.4% multifactor productivity adjustment.

Patient-Driven Payment Model (PDPM)

CMS has finalized the implementation of PDPM in a budget neutral manner and has updated the unadjusted federal per diems and related case mix groups (CMGs) and related Case Mix Indices (CMIs).    To achieve budget neutrality, the unadjusted PDPM CMIs were multiplied by 1.46 so the total estimated payments under PDPM would be equal to the total actual payments under RUG-IV.

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

Group Therapy Under PDPM

CMS has revised the definition of skilled nursing facility group therapy so that it aligns with the group therapy definition used in the inpatient rehabilitation facility setting effective October 1, 2019.  The new definition defines group therapy in the skilled nursing facility Medicare Part A setting as a qualified rehabilitation therapist or therapy assistant treating two to six patients at the same time who are performing the same or similar activities.

PDPM also revises the limits on group and concurrent therapy.  RUG-IV included a 25% limit per discipline (PT, OT, SLP), for group therapy and did not impose a limit for concurrent therapy.  PDPM includes a 25% limit per discipline (PT, OT, SLP), for both combined group and concurrent therapy.

Skilled Nursing Facility - Quality Measures Reporting Program (SNF QRP):

The Improving Medicare Post-Acute Care Transformation Act of 2014 (IMPACT Act) imposed new data reporting requirements for certain Post-Acute-Care (PAC) providers. The IMPACT Act requires that each skilled nursing facility submit their quality measures data.  Beginning with fiscal year 2018, and each subsequent year, if a skilled nursing facility does not submit required quality data, their payment rates for the year are reduced by 2.0% for that fiscal year. Application of the 2.0% reduction may result in payment rates for a fiscal year being less than the preceding fiscal year. In addition, reporting-based reductions to the market basket increase factor will not be cumulative; they will only apply for the fiscal year involved. A skilled nursing facility will receive a notification letter from its Medicare administrator contractor if it was non-compliant with the Quality Reporting Program reporting requirements and is subject to the payment reduction.

Current performance measures mandated for the SNF QRP for fiscal year 2019 were established in the final SNF PPS rules adopted on August 4, 2017 (FY 2018 SNF PPS Rules). The final rules summarize these requirements, finalize adoption of a new measure removal factor for previously adopted SNF QRP measures, review the quality measures currently adopted for the fiscal year 2020 SNF QRP and finalize the intention to specify new measures to be adopted no later than October 1, 2019 for the fiscal year 2020 SNF QRP.  CMS has finalized the decision to adopt two Transfer of Health Information quality measures and standardized patient assessment data elements that skilled nursing facilities would be required to begin reporting with respect to admissions and discharges that occur on or after October 1, 2020. The SNF QRP applies to freestanding skilled nursing facilities, skilled nursing facilities affiliated with acute care facilities, and all non-critical access hospital swing-bed rural hospitals. Final fiscal year 2019 SNF PPS rules (FY 2019 SNF PPS Rules) specified that skilled nursing facilities that do not meet the SNF QRP requirements for a program year will receive a notice of non-compliance.  Lastly, CMS has finalized the proposal to publicly display the quality measure, Drug Regimen Review Conducted With Follow-Up for Identified Issues- PAC SNF QRP.

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

In the fiscal year 2020 final rule, most elements of the program remain the same.  The final rule reiterates the decision to transition to fiscal year data from calendar year data for baseline and performance year calculations for FY 2020 SNF VBP Program, estimation of 2022 benchmarks and finalized the proposal to rename the future skilled nursing facility readmission measure without actually changing the measurement itself.  Two changes that were proposed for the fiscal year 2020 program that have been finalized under the final rule include (1) the change of the phase one correction process to a 30-day deadline and (2) the suppression of data for facilities with fewer than 25 eligible stays for a baseline or performance period.  CMS has finalized the following related to the VBP Score Reports: if a skilled nursing facility has fewer than 25 eligible stays during the baseline period for a program year, CMS would not display the baseline Risk Standard Readmission Rate (RSRR) or improvement score, though CMS would still display the performance period RSRR, achievement score and total performance score if the skilled nursing facility had sufficient data during the performance period; (2) if a skilled nursing facility has fewer than 25 eligible stays during the performance period for a program year and receives an assigned skilled nursing facility performance score as a result, CMS would report the assigned skilled nursing facility performance score and would not display the performance period RSRR, the achievement score or improvement score; and (3) if a skilled nursing facility has zero eligible cases during the performance period for a program year, CMS would not display any information for that skilled nursing facility.

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

Proposed Rule

On July 16, 2019, CMS announced a proposed rule to remove requirements of participation identified as unnecessary, obsolete, or excessively burdensome on long-term care facilities.  The rule is part of the agency’s five-part approach to ensuring a high-quality long-term care facility system that focuses on strengthening requirements for such facilities, working with states to enforce statutory and regulatory requirements, increasing transparency of facility performance, and promoting improved health outcomes for facility residents.

This proposed rule would increase facilities’ ability to devote their resources to improving resident care. This would be achieved by the elimination or reduction in the hours and resources that clinicians and providers spend on obsolete and redundant requirements that could impede or divert resources away from the provision of high-quality resident care. Many of the proposed provisions would simplify and/or streamline the Medicare health and safety standards long-term care facilities must meet in order to serve their residents. Importantly, in identifying opportunities for reducing burden, CMS would maintain resident health and safety standards.

In order to give facilities enough time to respond to these proposed changes, CMS also proposes to delay the implementation of certain Phase 3 quality assurance and performance improvement program and compliance and ethics related requirements that are directly impacted by the proposed changes in the regulation to one year following the effective date of this proposed rule, if finalized, to avoid confusion and promote transparency.

CMS will accept comments on the proposed rule through September 16, 2019.

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

“Skilled Mix” refers collectively to Medicare and Insurance payor sources.

“Therapist Efficiency” is computed by dividing billable labor minutes related to patient care by total labor minutes for the period.

Key performance and valuation measures for our businesses are set forth below, followed by a comparison and analysis of our financial results:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Financial Results (in thousands)
Net revenues	$1,145,052	$1,272,360	$2,306,692	$2,573,432
EBITDA	72,098	117,707	136,778	175,921
Adjusted EBITDAR	156,019	163,326	304,516	313,943
Adjusted EBITDA	61,433	131,215	115,869	248,761
Net loss attributable to Genesis Healthcare, Inc.	(4,819)	(39,612)	(20,082)	(108,150)

INPATIENT SEGMENT:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Occupancy Statistics - Inpatient
Available licensed beds in service at end of period	46,353	52,303	46,353	52,303
Available operating beds in service at end of period	44,408	50,182	44,408	50,182
Available patient days based on licensed beds	4,213,333	4,759,573	8,378,173	9,466,843
Available patient days based on operating beds	4,036,602	4,567,679	8,027,459	9,087,860
Actual patient days	3,496,046	3,840,181	6,977,410	7,681,223
Occupancy percentage - licensed beds	83.0%	80.7%	83.3%	81.1%
Occupancy percentage - operating beds	86.6%	84.1%	86.9%	84.5%
Skilled mix	18.2%	18.9%	18.6%	19.6%
Average daily census	38,418	42,200	38,549	42,438
Revenue per patient day (skilled nursing facilities)
Medicare Part A	$528	$528	$526	$526
Insurance	454	461	456	458
Private and other	364	337	361	335
Medicaid	231	223	231	223
Medicaid (net of provider taxes)	211	204	211	204
Weighted average (net of provider taxes)	$277	$274	$278	$275
Patient days by payor (skilled nursing facilities)
Medicare	344,916	400,370	704,651	834,094
Insurance	252,272	285,935	518,739	591,221
Total skilled mix days	597,188	686,305	1,223,390	1,425,315
Private and other	193,603	227,920	379,838	454,823
Medicaid	2,505,024	2,726,538	4,975,038	5,405,661
Total Days	3,295,815	3,640,763	6,578,266	7,285,799
Patient days as a percentage of total patient days (skilled nursing facilities)
Medicare	10.5%	11.0%	10.7%	11.4%
Insurance	7.7%	7.9%	7.9%	8.2%
Skilled mix	18.2%	18.9%	18.6%	19.6%
Private and other	5.9%	6.3%	5.8%	6.2%
Medicaid	75.9%	74.8%	75.6%	74.2%
Total	100.0%	100.0%	100.0%	100.0%
Facilities at end of period
Skilled nursing facilities
Leased	311	341	311	341
Owned	37	44	37	44
Joint Venture	20	5	20	5
Managed *	12	35	12	35
Total skilled nursing facilities	380	425	380	425
Total licensed beds	46,108	52,232	46,108	52,232
Assisted/Senior living facilities:
Leased	21	19	21	19
Owned	3	4	3	4
Joint Venture	1	1	1	1
Managed	2	2	2	2
Total assisted/senior living facilities	27	26	27	26
Total licensed beds	2,233	2,209	2,233	2,209
Total facilities	407	451	407	451

Total Jointly Owned and Managed— (Unconsolidated)	14	15	14	15

REHABILITATION THERAPY SEGMENT**:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue mix %:
Company-operated	36%	37%	36%	37%
Non-affiliated	64%	63%	64%	63%
Sites of service (at end of period)	1,203	1,424	1,203	1,424
Revenue per site	$153,373	$158,619	$302,642	$315,914
Therapist efficiency %	73%	68%	72%	68%

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

•

Other income.  We primarily use this income statement caption to capture gains and losses on the sale or disposition of assets.  We exclude the effect of such gains and losses because we believe they do not accurately reflect the underlying performance of our operating businesses.

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

•

Goodwill and identifiable intangible asset impairments. We exclude non-cash goodwill and identifiable intangible asset impairment charges because we believe that including them does not reflect the ongoing operating performance of our operating businesses.

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

•

Loss (income) of newly acquired, constructed or divested businesses.  The acquisition and construction of new businesses is an element of our growth strategy.  Many of the businesses we acquire have a history of operating losses and continue to generate operating losses in the months that follow our acquisition.  Newly constructed or developed businesses also generate losses while in their start-up phase.  We view these losses as both temporary and an expected component of our long-term investment in the new venture.  We adjust these losses when computing Adjusted EBITDA in order to better analyze the performance of our mature ongoing business.  The activities of such businesses are adjusted when computing Adjusted EBITDA until such time as a new business generates positive Adjusted EBITDA.  The divestiture of underperforming or non-strategic facilities is also an element of our business strategy.  We eliminate the results of divested facilities beginning in the quarter in which they become divested.  We view the income or losses associated with the wind-down of such divested facilities as not indicative of the performance of our ongoing operating business.

•

Stock-based compensation.  We exclude stock-based compensation expense because it does not result in an outlay of cash and such non-cash expenses do not reflect the underlying performance of our operating businesses.

•

Regulatory defense and related costs.  We exclude the costs of investigating and defending the inherited legal matters associated with prior transactions.  We believe these costs are non-recurring in nature as they will no longer be recognized following the final settlement of these matters. Also, we do not believe the excluded costs reflect underlying performance of our operating businesses.

•

Other non-recurring costs.   In the three and six months ended June 30, 2019 and June 30, 2018, we excluded an insurance recovery and costs related to the hurricane events of fiscal year 2017.  We do not believe the excluded costs reflect the performance of our ongoing operating business.

Adjusted EBITDA

The following table provides a reconciliation of the non-GAAP performance measurement EBITDA and Adjusted EBITDA from net loss attributable to Genesis Healthcare, Inc., the most directly comparable financial measure presented in accordance with GAAP (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net loss attributable to Genesis Healthcare, Inc.	$(4,819)	$(39,612)	$(20,082)	$(108,150)
Adjustments to compute EBITDA:
Net loss attributable to noncontrolling interests	(4,164)	(23,245)	(13,983)	(63,380)
Depreciation and amortization expense	28,268	63,495	66,463	114,998
Interest expense	52,975	117,955	104,491	232,992
Income tax benefit	(162)	(886)	(111)	(539)
EBITDA	$72,098	$117,707	136,778	175,921
Adjustments to compute Adjusted EBITDA:
(Gain) loss on early extinguishment of debt	(24)	(501)	(24)	9,785
Other income	(23,413)	(22,220)	(40,330)	(22,152)
Transaction costs	8,823	3,112	10,084	15,207
Long-lived asset impairments	900	27,257	900	55,617
Goodwill and identifiable intangible asset impairments	—	1,132	—	1,132
Severance and restructuring	673	3,493	2,119	6,333
Loss (income) of newly acquired, constructed, or divested businesses	865	(925)	2,744	2,175
Stock-based compensation	1,748	2,129	3,835	4,556
Regulatory defense and related costs	—	31	—	140
Other non-recurring costs	(237)	—	(237)	47
Adjusted EBITDA	$61,433	$131,215	$115,869	$248,761

Additional lease payments not included in GAAP lease expense	$11,302	$74,564	$24,869	$152,496
Total cash lease payments made pursuant to operating leases, finance leases and financing obligations	105,888	106,675	213,516	217,678

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

The adjustments made and previously described in the computation of Adjusted EBITDA are also made when computing Adjusted EBITDAR.  The following table provides a reconciliation of the non-GAAP valuation measurement Adjusted EBITDAR from net loss attributable to Genesis Healthcare, Inc., the most directly comparable financial measure presented in accordance with GAAP (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net loss attributable to Genesis Healthcare, Inc.	$(4,819)	$(39,612)	$(20,082)	$(108,150)
Adjustments to compute Adjusted EBITDAR:
Net loss attributable to noncontrolling interests	(4,164)	(23,245)	(13,983)	(63,380)
Depreciation and amortization expense	28,268	63,495	66,463	114,998
Interest expense	52,975	117,955	104,491	232,992
Income tax benefit	(162)	(886)	(111)	(539)
Lease expense	94,586	32,111	188,647	65,182
(Gain) loss on early extinguishment of debt	(24)	(501)	(24)	9,785
Other income	(23,413)	(22,220)	(40,330)	(22,152)
Transaction costs	8,823	3,112	10,084	15,207
Long-lived asset impairments	900	27,257	900	55,617
Goodwill and identifiable intangible asset impairments	—	1,132	—	1,132
Severance and restructuring	673	3,493	2,119	6,333
Loss (income) of newly acquired, constructed, or divested businesses	865	(925)	2,744	2,175
Stock-based compensation	1,748	2,129	3,835	4,556
Regulatory defense and related costs	—	31	—	140
Other non-recurring costs	(237)	—	(237)	47
Adjusted EBITDAR	$156,019	$163,326	$304,516	$313,943

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

A summary of our unaudited results of operations for the three months ended June 30, 2019 as compared with the same period in 2018 follows (in thousands, except percentages):

	Three months ended June 30,
	2019		2018		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$964,541	84.2%	$1,065,310	83.7%	$(100,769)	(9.5)%
Assisted/Senior living facilities	23,702	2.1%	23,742	1.9%	(40)	(0.2)%
Administration of third party facilities	2,054	0.2%	2,300	0.2%	(246)	(10.7)%
Elimination of administrative services	(799)	(0)%	(743)	(0.1)%	(56)	7.5%
Inpatient services, net	989,498	86.4%	1,090,609	85.7%	(101,111)	(9.3)%

Rehabilitation therapy services:
Total therapy services	192,906	16.8%	234,674	18.4%	(41,768)	(17.8)%
Elimination of intersegment rehabilitation therapy services	(71,971)	(6.3)%	(88,887)	(7.0)%	16,916	(19.0)%
Third party rehabilitation therapy services, net	120,935	10.5%	145,787	11.4%	(24,852)	(17.0)%

Other services:
Total other services	45,489	4.0%	42,946	3.4%	2,543	5.9%
Elimination of intersegment other services	(10,870)	(0.9)%	(6,982)	(0.5)%	(3,888)	55.7%
Third party other services, net	34,619	3.1%	35,964	2.9%	(1,345)	(3.7)%

Net revenues	$1,145,052	100.0%	$1,272,360	100.0%	$(127,308)	(10.0)%

	Three months ended June 30,
	2019		2018		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
EBITDA:
Inpatient services	$87,649	8.9%	$124,687	11.4%	$(37,038)	(29.7)%
Rehabilitation therapy services	25,586	13.3%	32,328	13.8%	(6,742)	(20.9)%
Other services	1,248	2.7%	1,036	2.0%	212	20.5%
Corporate and eliminations	(42,385)	—%	(40,344)	—%	(2,041)	5.1%
EBITDA	$72,098	6.3%	$117,707	9.3%	$(45,609)	(38.7)%

A summary of our unaudited condensed consolidating statement of operations follows (in thousands):

	Three months ended June 30, 2019
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$990,297	$192,906	$45,325	$164	$(83,640)	$1,145,052
Salaries, wages and benefits	442,028	154,855	29,276	—	—	626,159
Other operating expenses	389,637	12,130	14,402	—	(83,641)	332,528
General and administrative costs	—	—	—	35,562	—	35,562
Lease expense	93,557	335	338	356	—	94,586
Depreciation and amortization expense	22,328	3,112	174	2,654	—	28,268
Interest expense	29,051	13	8	23,903	—	52,975
Gain on early extinguishment of debt	—	—	—	(24)	—	(24)
Investment income	—	—	—	(2,143)	—	(2,143)
Other (income) loss	(23,474)	—	61	—	—	(23,413)
Transaction costs	—	—	—	8,823	—	8,823
Long-lived asset impairments	900	—	—	—	—	900
Equity in net loss (income) of unconsolidated affiliates	—	—	—	1,910	(1,934)	(24)
Income (loss) before income tax benefit	36,270	22,461	1,066	(70,877)	1,935	(9,145)
Income tax benefit	—	—	—	(162)	—	(162)
Income (loss) from continuing operations	$36,270	$22,461	$1,066	$(70,715)	$1,935	$(8,983)

	Three months ended June 30, 2018
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,091,352	$234,674	$42,926	$20	$(96,612)	$1,272,360
Salaries, wages and benefits	489,778	187,946	28,030	—	—	705,754
Other operating expenses	439,224	14,400	13,544	—	(96,613)	370,555
General and administrative costs	—	—	—	39,046	—	39,046
Lease expense	31,494	—	316	301	—	32,111
Depreciation and amortization expense	56,750	3,138	168	3,439	—	63,495
Interest expense	93,028	13	9	24,905	—	117,955
Gain on early extinguishment of debt	—	—	—	(501)	—	(501)
Investment income	—	—	—	(1,631)	—	(1,631)
Other income	(22,220)	—	—	—	—	(22,220)
Transaction costs	—	—	—	3,112	—	3,112
Long-lived asset impairment charges	27,257	—	—	—	—	27,257
Goodwill and identifiable intangible asset impairments	1,132	—	—	—	—	1,132
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(352)	390	38
(Loss) income before income tax benefit	(25,091)	29,177	859	(68,299)	(389)	(63,743)
Income tax benefit	—	—	—	(886)	—	(886)
(Loss) income from continuing operations	$(25,091)	$29,177	$859	$(67,413)	$(389)	$(62,857)

Net Revenues

Net revenues for the three months ended June 30, 2019 decreased by $127.3 million, or 10.0%, as compared with the three months ended June 30, 2018.

Inpatient Services – Revenue decreased $101.1 million, or 9.3%, in the three months ended June 30, 2019 as compared with the same period in 2018.  On a same-store basis, inpatient services revenue increased $13.0 million, or 1.4%, excluding 68 divested underperforming facilities and the acquisition or development of 12 additional facilities.  This same-store increase is due to increasing census volume and payor rates, primarily in our Medicaid population, partially offset by continued decline in the skilled mix of our inpatient facilities.  For the past several years, census and skilled mix trends have been affected by healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payors and conveners to divert certain skilled nursing referrals to home health or other community-based care settings.  While overall census is recovering as compared with the preceding year, the skilled mix continued to deteriorate.  We believe population demographics will present opportunities in the near future to recapture census, and to some extent skilled mix, where it was lost through reform measures.  As recently as the fourth fiscal quarter of 2018, we saw the decline of overall occupancy rates moderate and approximate those of the comparable period in 2017, and in the three months ended June 30, 2019, we saw overall occupancy rates exceed that of the same period in 2018 by 250 basis points.  However, at the same time, skilled mix in the three months ended June 30, 2019 lagged the same period in 2018 by 70 basis points.

For an expanded discussion regarding the factors influencing our census decline, see Item 1, “Business – Recent Legislative, Regulatory and other Governmental Actions Affecting Revenue” in our Annual Report on Form 10-K filed with the SEC, as well as “Key Performance and Valuation Measures” in this MD&A for quantification of the census trends and revenue per patient day.

Rehabilitation Therapy Services – Revenue decreased $24.9 million, or 17.0% comparing the three months ended June 30, 2019 with the same period in 2018.  Of that decrease, $20.8 million is due to lost contract business, offset by $6.2 million attributed to new contracts.  The remaining decrease of $10.3 million is principally due to reduced volume of services provided to existing customers, and partially offset with higher rates to existing contract customers.

Other Services – Revenue decreased $1.3 million, or 3.7% in the three months ended June 30, 2019 as compared with the same period in 2018. Our other services revenue is comprised mainly of our physician services and staffing services businesses.  Revenue in our physician services business was relatively flat period over period, however, our staffing services business has shifted its focus to developing its services to our affiliated nursing facilities and therapy gyms.  While the staffing business gross revenue has increased 8.8% in the three months ended June 30, 2019 as compared with the same period in 2018, its revenue from external customers has decreased 6.7% over that same period.  Further penetration of the internal staffing needs is a strategic goal for our staffing business, and provides a great benefit to our inpatient and rehabilitation therapy segments as record low unemployment nationally makes recruiting difficult.

EBITDA

EBITDA for the three months ended June 30, 2019 decreased by $45.6 million, or 38.7%, as compared with the three months ended June 30, 2018.  Excluding the impact of (gain) loss on early extinguishment of debt, other (income) loss, transaction costs, long-lived asset impairments, and goodwill and identifiable intangible asset impairments, EBITDA decreased $68.1 million, or 53.8% when compared with the same period in 2018.  The contributing factors for this net decrease are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDA decreased by  $37.0 million, or 29.7% for the three months ended June 30, 2019 as compared with the same period in 2018.  Excluding the impact of other (income) loss, long-lived asset impairments and goodwill and identifiable intangible asset impairments, EBITDA as adjusted decreased $65.8 million, or 50.3% when compared with the same period in 2018.  On a same-store basis, the inpatient EBITDA as adjusted decreased $53.9 million.  Of that same-store decline, lease expense increased $61.5 million, principally resulting from the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases (Topic 842) effective January 1, 2019.  The impact to our financial position and statements of operation from the adoption of this accounting standard is more fully described in Note 1 – “General Information - Recently Adopted Accounting Pronouncements.”  See also Note 8 – “Leases.” Our self-insurance programs, including general and professional liability, workers’ compensation and health insurance benefits, resulted in an increase of $7.9 million EBITDA as adjusted in the three months ended June 30, 2019 as compared with the same period in 2018.  While our self-insurance programs are performing as anticipated with reduced volumes related to the implementation of our portfolio optimization strategies, we are also seeing reduced pressures particularly in our general and professional liability claims experience.  The reduction in the provision for general and professional liability for the three months ended June 30, 2019 as compared with the same period in 2018 is the result of favorable prior year claim development and lower current year loss exposures.  The favorable development is due to the combination of the ongoing impact of tort reform, claim settlements, and other risk management initiatives.  Offsetting some of the positive trends in professional liability experience, self-insured health benefits on the same-store population saw an increase over the prior year quarter due to some singularly large claims that presented early in 2019.  Same-store staffing costs, net of nursing agency and other purchased services, increased $4.1 million.  Nursing wage inflation increased 4.1%, while non-nursing wage inflation increased 2.5% in the three months ended June 30, 2019 as compared with the same period in 2018, respectively.  The remaining $3.8 million increase in EBITDA, as adjusted, of the segment is attributed to ongoing expense management and increased census volume in our skilled nursing facilities, partially offset by the continued pressures on skilled mix of our inpatient facilities described above under “Net Revenues.”

Rehabilitation Therapy Services – EBITDA decreased by  $6.7 million, or 20.9%, for the three months ended June 30, 2019 as compared with the same period in 2018.  Of this decrease, $4.4 million is principally attributed to reduced revenue volume and pricing from existing customers, and partially offset with overhead cost reductions and reductions of start-up losses in our operations in China.  Higher costs of labor was largely offset with therapist efficiency which improved to 72.7% in the three months ended June 30, 2019 compared with 68.2% in the comparable period in the prior year.  In addition, EBITDA decreased by $2.3 million due to lost therapy contracts exceeding new contracts in the three months ended June 30, 2019 as compared with the same period in 2018.

Other Services –  EBITDA increased $0.2 million, or 20.5%, for the three months ended June 30, 2019 as compared with the same period in 2018.  The EBITDA of our staffing services business was generally flat comparing these periods.  The marginal increase in our physician services business was principally driven by increased physician and nurse practitioner encounters, coupled with improved reimbursement rates, partially offset by increased administrative costs of practice management, including support of our accountable care organization.

Corporate and Eliminations – EBITDA decreased $2.0 million, or 5.1%, for the three months ended June 30, 2019 as compared with the same period in 2018.  EBITDA of our corporate function includes gain on early extinguishment of debt and losses associated with transactions that, in our chief operating decision maker’s view, are outside of the scope of our reportable segments.  These other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $6.2 million of the net decrease in EBITDA.  Corporate overhead costs decreased $3.5 million, or 8.9%, in the three months ended June 30, 2019 as compared with the same period in 2018. This decrease is principally due to the focus on cost containment to address market pressures on our business.  The remaining increase in EBITDA of $0.7 million is primarily the result of an increase in investment earnings from our unconsolidated affiliates accounted for on the equity method and other investments.

Other (income) loss — Consistent with our strategy to divest assets in non-strategic markets, we incur losses and generate gains resulting from the sale, transition or closure of underperforming operations and assets.  Other income for the three months ended June 30, 2019 principally represents non-cash gains on leases exited or modified in the period.

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the three months ended June 30, 2019 and 2018 were $8.8 million and $3.1 million, respectively.

Long-lived asset impairments — In the three months ended June 30, 2019 and 2018, we recognized impairments of property and equipment of $0.9 million and $27.3 million, respectively.   For more information about the conditions of the business which contributed to these impairments, see “Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue” and “Financial Condition and Liquidity Considerations” in this MD&A, as well as Note 13 – “Asset Impairment Charges - Long-Lived Assets with a Definite Useful Life.”

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDA and income (loss) from continuing operations of all reportable segments, corporate and eliminations in our consolidating statement of operations for the three months ended June 30, 2019 as compared with the same period in 2018.

Depreciation and amortization — Each of our reportable segments and corporate overhead have depreciating property, plant and equipment, including amortization  of finance lease ROU assets. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  Depreciation and amortization expense decreased $35.2 million in the three months ended June 30, 2019 as compared with the same period in 2018.  On a same-store basis, depreciation and amortization decreased $28.0 million in the three months ended June 30, 2019 as compared with the same period in 2018.  Of this decrease, approximately $16.5 million resulted from the adoption of Topic 842, which was effective on January 1, 2019 for us.  The impact to our financial position and statements of operation from the adoption of this accounting standard is more fully described in Note 1 – “General Information - Recently Adopted Accounting Pronouncements” and Note 8 – “Leases.” In the inpatient services segment, $9.3 million of the decrease is principally due to prior year acceleration related to multiple lease transactions.  The remaining $2.2 million of decrease is principally due to asset impairments and assets reaching the end of their depreciable term.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our debt instruments, as well as the expense associated with leases accounted for as finance leases or financing obligations.  Interest expense decreased $65.0 million in the three months ended June 30, 2019 as compared with the same period 2018.  On a same-store basis, interest expense is down $58.7 million in the three months ended June 30, 2019 as compared with the same period in 2018.  Of this decrease, approximately $62.4 million resulted from the adoption of Topic 842, which was effective on January 1, 2019 for us.  The impact to our financial position and statements of operation from the adoption of this accounting standard is more fully described in Note 1 – “General Information - Recently Adopted Accounting Pronouncements” and Note 8 – “Leases.”  The remaining increase of $3.7 million is principally the result of consolidating debt and associated interest expense of a real-estate partnership in the first quarter of 2019, which was determined to be a VIE.  See Note 1 – “General Information – Basis of Presentation.”

Income tax benefit — For three months ended June 30, 2019, we recorded income tax benefit of $0.2 million from continuing operations representing an effective tax rate of 1.8% compared to an income tax benefit of $0.9 million from continuing operations, representing an effective tax rate of 1.4% for the same period in 2018. There is a full valuation allowance against our deferred tax assets, excluding our deferred tax asset on our Bermuda captive insurance company’s discounted unpaid loss reserve.  Previously, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets.  As of June 30, 2019, we have determined that the valuation allowance is still necessary.

Net Loss Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between loss from continuing operations and net loss attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for three months ended June 30, 2019 as compared with the same period in 2018.

Net loss attributable to noncontrolling interests — On February 2, 2015, FC-GEN Operations Investment, LLC (FC-GEN)  combined with Skilled Healthcare Group, Inc. and the combined results were consolidated with approximately 42.0% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity.  The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares.  Since the combination, there have been conversions of 7.8 million Class C common stock, leaving a remaining direct noncontrolling economic interest of approximately 34.2%.  For the three months ended June 30, 2019 and 2018, a loss of $2.0 million and $23.7 million, respectively, has been attributed to the Class C common stock.

In addition to the noncontrolling interests attributable to the Class C common stock holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any VIEs where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the three months ended June 30, 2019 and 2018,  (loss) income of $(2.2) million and $0.5 million, respectively, has been attributed to these unaffiliated third parties.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

A summary of our unaudited results of operations for the six months ended June 30, 2019 as compared with the same period in 2018 follows (in thousands, except percentages):

	Six months ended June 30,
	2019		2018		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$1,946,937	84.3%	$2,160,612	84.0%	$(213,675)	(9.9)%
Assisted/Senior living facilities	47,351	2.1%	47,246	1.8%	105	0.2%
Administration of third party facilities	4,301	0.2%	4,552	0.2%	(251)	(5.5)%
Elimination of administrative services	(1,599)	—%	(1,470)	—%	(129)	8.8%
Inpatient services, net	1,996,990	86.6%	2,210,940	86.0%	(213,950)	(9.7)%

Rehabilitation therapy services:
Total therapy services	387,977	16.8%	471,251	18.3%	(83,274)	(17.7)%
Elimination of intersegment rehabilitation therapy services	(146,202)	(6.3)%	(181,633)	(7.1)%	35,431	(19.5)%
Third party rehabilitation therapy services, net	241,775	10.5%	289,618	11.2%	(47,843)	(16.5)%

Other services:
Total other services	87,607	3.8%	85,774	3.3%	1,833	2.1%
Elimination of intersegment other services	(19,680)	(0.9)%	(12,900)	(0.5)%	(6,780)	52.6%
Third party other services, net	67,927	2.9%	72,874	2.8%	(4,947)	(6.8)%

Net revenues	$2,306,692	100.0%	$2,573,432	100.0%	$(266,740)	(10.4)%

	Six months ended June 30,
	2019		2018		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
EBITDA:
Inpatient services	$161,122	8.1%	$222,130	10.0%	$(61,008)	(27.5)%
Rehabilitation therapy services	52,354	13.5%	54,658	11.6%	(2,304)	(4.2)%
Other services	926	1.1%	1,183	1.4%	(257)	(21.7)%
Corporate and eliminations	(77,624)	—%	(102,050)	—%	24,426	(23.9)%
EBITDA	$136,778	5.9%	$175,921	6.8%	$(39,143)	(22.3)%

A summary of our unaudited condensed consolidating statement of operations follows (in thousands):

	Six months ended June 30, 2019
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,998,589	$387,977	$87,390	$217	$(167,481)	$2,306,692
Salaries, wages and benefits	898,790	311,947	57,832	—	—	1,268,569
Other operating expenses	791,569	23,087	27,891	—	(167,481)	675,066
General and administrative costs	—	—	—	71,094	—	71,094
Lease expense	186,523	665	680	779	—	188,647
Depreciation and amortization expense	54,200	6,276	348	5,639	—	66,463
Interest expense	56,091	27	17	48,356	—	104,491
Gain on early extinguishment of debt	—	—	—	(24)	—	(24)
Investment income	—	—	—	(4,007)	—	(4,007)
Other (income) loss	(40,315)	(76)	61	—	—	(40,330)
Transaction costs	—	—	—	10,084	—	10,084
Long-lived asset impairments	900	—	—	—	—	900
Equity in net loss (income) of unconsolidated affiliates	—	—	—	1,386	(1,471)	(85)
Income (loss) before income tax benefit	50,831	46,051	561	(133,090)	1,471	(34,176)
Income tax benefit	—	—	—	(111)	—	(111)
Income (loss) from continuing operations	$50,831	$46,051	$561	$(132,979)	$1,471	$(34,065)

	Six months ended June 30, 2018
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$2,212,410	$471,251	$85,721	$53	$(196,003)	$2,573,432
Salaries, wages and benefits	996,808	387,777	56,939	—	—	1,441,524
Other operating expenses	895,025	28,816	26,878	—	(196,004)	754,715
General and administrative costs	—	—	—	78,921	—	78,921
Lease expense	63,928	—	643	611	—	65,182
Depreciation and amortization expense	101,080	6,332	337	7,249	—	114,998
Interest expense	186,647	27	18	46,300	—	232,992
Loss on early extinguishment of debt	—	—	—	9,785	—	9,785
Investment income	—	—	—	(2,678)	—	(2,678)
Other (income) loss	(22,230)	—	78	—	—	(22,152)
Transaction costs	—	—	—	15,207	—	15,207
Long-lived asset impairments	55,617	—	—	—	—	55,617
Goodwill and identifiable intangible asset impairments	1,132	—	—	—	—	1,132
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(506)	764	258
(Loss) income before income tax benefit	(65,597)	48,299	828	(154,836)	(763)	(172,069)
Income tax benefit	—	—	—	(539)	—	(539)
(Loss) income from continuing operations	$(65,597)	$48,299	$828	$(154,297)	$(763)	$(171,530)

Net Revenues

Net revenues for the six months ended June 30, 2019 decreased by $266.7 million, or 10.4%, as compared with the six months ended June 30, 2018.

Inpatient Services – Revenue decreased $214.0 million, or 9.7%, in the six months ended June 30, 2019 as compared with the same period in 2018.  On a same-store basis, inpatient services revenue increased $14.1 million, or 0.7%, excluding 74 divested underperforming facilities and the acquisition or development of 12 additional facilities.  This same-store increase is due to increasing census volume and payor rates, primarily in our Medicaid population, partially offset by continued decline in the skilled mix of our inpatient facilities.  For the past several years, census and skilled mix trends have been affected by healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payors and conveners to divert certain skilled nursing referrals to home health or other community-based care settings.  While overall census is recovering as compared with the preceding year, the skilled mix continued to deteriorate.  We believe population demographics will present opportunities in the near future to recapture census where it was lost through reform measures.  As recently as the fourth fiscal quarter of 2018, we saw the decline of overall occupancy rates moderate and approximate those of the comparable period in 2017, and in the six months ended June 30, 2019, we saw overall occupancy rates exceed that of the same period in 2018 by 240 basis points.  However, at the same time, skilled mix in the six months ended June 30, 2019 lagged the same period in 2018 by 100 basis points.

For an expanded discussion regarding the factors influencing our census decline, see Item 1, “Business – Recent Legislative, Regulatory and other Governmental Actions Affecting Revenue” in our Annual Report on Form 10-K filed with the SEC, as well as “Key Performance and Valuation Measures” in this MD&A for quantification of the census trends and revenue per patient day.

Rehabilitation Therapy Services – Revenue decreased $47.8 million, or 16.5% comparing the six months ended June 30, 2019 with the same period in 2018.  Of that decrease, $45.6 million is due to lost contract business, offset by $11.5 million attributed to new contracts.  The remaining decrease of $13.7 million is principally due to reduced volume of services provided to existing customers, and partially offset with higher rates to existing contract customers.

Other Services – Revenue decreased $4.9 million, or 6.8% in the six months ended June 30, 2019 as compared with the same period in 2018.  Our other services revenue is comprised mainly of our physician services and staffing services businesses.  Revenue in our physician services business was relatively flat period over period, however, our staffing services business has shifted its focus to developing its services to our affiliated nursing facilities and therapy gyms.  While the staffing business gross revenue has increased 4.9% in the six months ended June 30, 2019 as compared with the same period in 2018, its revenue from external customers has decreased 9.1% over that same period.  Further penetration of the internal staffing needs is a strategic goal for our staffing business, and provides a great benefit to our inpatient and rehabilitation therapy segments as record low unemployment nationally makes recruiting difficult.

EBITDA

EBITDA for the six months ended June 30, 2019 decreased by $39.1 million, or 22.3%, as compared with the six months ended June 30, 2018.  Excluding the impact of (gain) loss on early extinguishment of debt, other (income) loss, transaction costs, long-lived asset impairments, and goodwill and identifiable intangible asset impairments, EBITDA decreased $128.1 million, or 54.4% when compared with the same period in 2018.  The contributing factors for this net decrease are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDA decreased by $61.0 million, or 27.5% for the six months ended June 30, 2019 as compared with the same period in 2018.  Excluding the impact of other (income) loss, long-lived asset impairments and goodwill and identifiable intangible asset impairments, EBITDA as adjusted decreased $134.9 million, or 52.6% when compared with the same period in 2018.  On a same-store basis, the inpatient EBITDA as adjusted decreased $114.6 million.  Of that same-store decline, lease expense increased $122.0 million, principally resulting from the adoption of Topic 842, which became effective on January 1, 2019.  The impact to our financial position and statements of operation from the adoption of this accounting standard is more fully described in Note 1 – “General Information - Recently Adopted Accounting Pronouncements.”  See also Note 8 – “Leases.” Our self-insurance programs, including general and professional liability, workers’ compensation and health insurance benefits, resulted in an increase of $6.3 million EBITDA as adjusted in the six months ended June 30, 2019 as compared with the same period in 2018.  While our self-insurance programs are performing as anticipated with reduced volumes related to the implementation of our portfolio optimization strategies and within normal claims reporting patterns of our same-store operations, we are also seeing reduced pressures particularly in our general and professional liability claims experience.  The reduction in the provision for general and professional liability for the six months ended June 30, 2019 as compared with the same period in 2018 is the result of favorable prior year claim development and lower current year loss exposures.  The favorable development is due to the combination of the ongoing impact of tort reform, claim settlements, and other risk management initiatives.  Offsetting some of the positive trends in professional liability experience, self-insured health benefits on the same-store population saw an increase over the prior year quarter due to some singularly large claims that presented early in 2019.  Same-store staffing costs, net of nursing agency and other purchased services, increased $6.1 million.  Nursing wage inflation increased 3.9% while non-nursing wage inflation increased 1.6% in the six months ended June 30, 2019 as compared with the same period in 2018, respectively.  The remaining $7.2 million increase in EBITDA, as adjusted, of the segment is attributed to ongoing expense management and increased census volume in our skilled nursing facilities, partially offset by the continued pressures on skilled mix of our inpatient facilities described above under “Net Revenues.”

Rehabilitation Therapy Services – EBITDA decreased by $2.3 million, or 4.2%, for the six months ended June 30, 2019 as compared with the same period in 2018.  Lost therapy contracts exceeded new contracts by $5.9 million in the six months ended June 30, 2019 as compared with the same period in 2018.  The remaining increase of $3.6 million is principally attributed to overhead cost reductions and reductions of start-up losses in our operations in China, partially offset with reduced service volume and pricing to existing customers.  Higher costs of labor was largely offset with therapist efficiency which improved to 72.2% in the six months ended June 30, 2019 compared with 67.9% in the comparable period in the prior year.

Other Services — EBITDA decreased $0.3 million, or 21.7%, for the six months ended June 30, 2019 as compared with the same period in 2018.   The EBITDA of our staffing services business was generally flat comparing these periods.  This decrease in our physician services business was principally driven by increased administrative costs of practice management, including support of our accountable care organization, partially offset with increased physician and nurse practitioner encounters.

Corporate and Eliminations — EBITDA increased $24.4 million, or 23.9%, for the six months ended June 30, 2019 as compared with the same period in 2018.  EBITDA of our corporate function includes (gain) loss on early extinguishment of debt and losses associated with transactions that, in our chief operating decision maker’s view, are outside of the scope of our reportable segments.  These other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $14.9 million of the net increase in EBITDA.  Corporate overhead costs decreased $7.8 million, or 9.9%, in the six months ended June 30, 2019 as compared with the same period in 2018. This decrease is principally due to the focus on cost containment to address market pressures on our business. The remaining increase in EBITDA of $1.7 million is primarily the result of an increase in investment earnings from our unconsolidated affiliates accounted for on the equity method and other investments.

Other (income) loss — Consistent with our strategy to divest assets in non-strategic markets, we incur losses and generate gains resulting from the sale, transition or closure of underperforming operations and assets.  Other (income) loss for the six months ended June 30, 2019 principally represents non-cash gain on leases exited or modified in the period.

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the six months ended June 30, 2019 and 2018 were $10.1 million and $15.2 million, respectively.

Long-lived asset impairments — In the six months ended June 30, 2019 and 2018, we recognized impairments of property and equipment of $0.9 million and $55.6 million, respectively.  For more information about the conditions of the business which contributed to these impairments, see “Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue” and “Financial Condition and Liquidity Considerations” in this MD&A, as well as Note 13 – “Asset Impairment Charges - Long-Lived Assets with a Definite Useful Life.”

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDA and income (loss) from continuing operations of all reportable segments, corporate and eliminations in our consolidating statement of operations for the six months ended June 30, 2019 as compared with the same period in 2018.

Depreciation and amortization — Each of our reportable segments and corporate overhead have depreciating property, plant and equipment, including amortization of finance lease ROU assets. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  Depreciation and amortization expense decreased $48.5 million in the six months ended June 30, 2019 as compared with the same period in 2018.  On a same-store basis, depreciation and amortization decreased $38.0 million in the six months ended June 30, 2019 as compared with the same period in 2018.  Of this decrease, approximately $32.7 million resulted from the adoption of Topic 842, which was effective on January 1, 2019 for us.  The impact to our financial position and statements of operation from the adoption of this accounting standard is more fully described in Note 1 – “General Information - Recently Adopted Accounting Pronouncements” and Note 8 – “Leases.” In the inpatient services segment, $2.6 million of the decrease is principally due to prior year acceleration offset by current year acceleration related to multiple lease transactions.  The remaining $2.7 million of decrease is principally due to asset impairments and assets reaching the end of their depreciable term.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our debt instruments, as well as the expense associated with leases accounted for as finance leases or financing obligations.  Interest expense decreased $128.5 million in the six months ended June 30, 2019 as compared with the same period 2018.  On a same-store basis, interest expense is down $116.2 million in the six months ended June 30, 2019 as compared with the same period in 2018.  Of this decrease, approximately $122.4 million resulted from the adoption of Topic 842, which was effective on January 1, 2019 for us.  The impact to our financial position and statements of operation from the adoption of this accounting standard is more fully described in Note 1 – “General Information - Recently Adopted Accounting Pronouncements” and Note 8 – “Leases.”  The remaining increase of $8.3 million is principally the result of higher rates of interest incurred in the six months ended June 30, 2019 on the debt instruments impacted by the financial restructuring, which was not fully realized in the prior year period, in addition to consolidating debt and the associated interest expense of a real-estate partnership in the first quarter of 2019, which was determined to be a VIE.  See Note 1 – “General Information – Basis of Presentation” and Note 9 – “Long-Term Debt.”

Income tax benefit — For the six months ended June 30, 2019, we recorded income tax benefit of $0.1 million from continuing operations representing an effective tax rate of 0.3% compared to an income tax benefit of $0.5 million from continuing operations, representing an effective tax rate of 0.3% for the same period in 2018.   There is a full valuation allowance against our deferred tax assets, excluding our deferred tax asset on our Bermuda captive insurance company’s discounted unpaid loss reserve.  Previously, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets.  As of June 30, 2019, we have determined that the valuation allowance is still necessary.

Net Loss Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between loss from continuing operations and net loss attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the six months ended June 30, 2019 as compared with the same period in 2018.

Net loss attributable to noncontrolling interests — On February 2, 2015, FC-GEN combined with Skilled Healthcare Group, Inc. and the combined results were consolidated with approximately 42.0% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity.  The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares.  Since the combination, there have been conversions of 7.8 million Class C common stock, leaving a remaining direct noncontrolling economic interest of approximately 34.2%.  For the six months ended June 30, 2019 and 2018, a loss of $12.2 million and $64.4 million, respectively, has been attributed to the Class C common stock.

In addition to the noncontrolling interests attributable to the Class C common stock holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any VIEs where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the six months ended June 30, 2019 and 2018,  (loss) income of $(1.8) million and $1.0 million, respectively, has been attributed to these unaffiliated third parties.

Liquidity and Capital Resources

Cash Flow and Liquidity

The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Six months ended June 30,
	2019	2018
Net cash provided by operating activities	$36,081	$11,469
Net cash used in investing activities	(162,208)	(35,082)
Net cash provided by financing activities	80,642	108,047
Net (decrease) increase in cash, cash equivalents and restricted cash and equivalents	(45,485)	84,434
Beginning of period	142,276	58,638
End of period	$96,791	$143,072

Net cash provided by operating activities in the six months ended June 30, 2019 increased $24.6 million compared with the same period in 2018.  The six months ended June 30, 2019 are highlighted by an increase in cash provided of $38.4 million for the collection of outstanding accounts receivable partially offset by an increase in cash used of $10.7 million for payments on accounts payable and other accrued expenses and other.

Net cash used in investing activities in the six months ended June 30, 2019 was $162.2 million compared to net cash used in investing activities of $35.1 million in the six months ended June 30, 2018.  Routine capital expenditures for the six months ended June 30, 2019 increased by $9.4 million as compared with the same period in the prior year.  In the six months ended June 30, 2019, there were asset purchases of $252.5 million as a result of the consolidation of the Next Partnership and its acquisition of 22 skilled nursing facilities and asset sale proceeds of $79.0 million resulting from the simultaneous sale of seven skilled nursing facilities as described in “Recent Transaction and Events – Next Partnership.”  The six months ended June 30, 2019 also included $55.4 million in proceeds from the sale of five skilled nursing facilities in California.  In comparison, the six months ended June 30, 2018 had no asset purchases or sales.  The remaining incremental source of cash in the six months ended June 30, 2019 as compared to the same period in the prior year of $0.4 million was due primarily to net joint venture investment and restricted deposit activity.

Net cash provided by financing activities in the six months ended June 30, 2019 was $80.6 million compared to net cash provided by financing activities of $108.0 million in the six months ended June 30, 2018.  The net decrease in cash provided by financing activities of $27.4 million is principally attributed to debt repayments exceeding debt borrowings in the six months ended June 30, 2019 as compared to the same period in 2018.  In the six months ended June 30, 2019, we had proceeds from the issuance of debt of $170.6 million primarily resulting from the consolidation of the Next Partnership. In the six months ended June 30, 2018, we had proceeds from the issuance of debt of $562.4 million, which includes $438.0 million from the ABL Credit Facilities, $73.0 million from the MidCap Real Estate Loans, $40.0 million from the expanded Term Loan Agreement and $10.9 million from the refinancing of a bridge loan with a HUD insured loan.  Repayment of long-term debt in the six months ended June 30, 2019 was $90.0 million compared to $457.4 million in the same period of the prior year.  In the six months ended June 30, 2019, we repaid $27.7 million in MidCap Real Estate Loans and $14.2 million in HUD-insured loans using proceeds from the sale of five skilled nursing facilities in California and reduced the term loan facility of the ABL Credit Facilities by $40.0 million while increasing the revolving credit facilities by the same amount.  In the six months ended June 30, 2018, we paid $363.2 million in the retirement of our terminated revolving credit facilities, $69.8 million in the paydown of Welltower Real Estate Loans and $9.9 million in the payoff of a bridge loan with the proceeds from a HUD-insured refinancing.  The remaining decrease in cash used to repay long-term debt of $6.4 million relates to a decrease in routine debt payments. In the six months ended June 30, 2019, we had net repayments under the revolving credit facilities of $10.9 million as compared with $20.8 million of net borrowings under the revolving credit facilities in the same period in 2018.  In the six months ended June 30, 2019, we paid debt issuance costs of $3.7 million resulting from the consolidation of the Next Partnership. In the six months ended June 30, 2018, we paid debt issuance costs of $16.7 million, which includes $13.6 million in fees for the ABL Credit Facilities and $2.9 million in fees for the MidCap Real Estate Loans.  In the six months ended June 30, 2019, we received contributions from a noncontrolling interest for $18.5 million resulting from the consolidation of the aforementioned Next Partnership.  The remaining net increase in cash used in financing activities of $2.7 million in the six months ended June 30, 2019 compared to the same period in 2018 is primarily due to an increase in distributions to noncontrolling interests and repayments of finance lease obligations offset by a reduction in debt settlement costs.

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

At June 30, 2019, we had total liquidity of $74.3 million consisting of cash on hand of $42.7 million and available borrowings under our ABL Credit Facilities of $31.6 million. During the six months ended June 30, 2019, we maintained liquidity sufficient to meet our working capital, capital expenditure and development activities.

Financing Activities

Welltower Loan Extensions

On May 9, 2019, we entered into two loan amendments with Welltower to (1) extend the maturity date of the Term Loan Agreement from July 29, 2020 to November 30, 2021 and (2) extend the maturity date of one of the notes payable from October 30, 2020 to December 15, 2021.

ABL Credit Facilities Amendment

On June 5, 2019, the ABL Credit Facilities were amended to simultaneously increase the aggregate revolving credit facility commitment by $40.0 million and partially prepay the first lien term loan facility by $40.0 million.  The resulting commitment levels of the revolving credit facility and first lien term loan facility were $240.0 million and $285.0 million, respectively.

Divestiture of Non-Strategic Facilities

Consistent with our strategy to divest assets in non-strategic markets, we have exited 31 inpatient operations, including 29 skilled nursing facilities, one assisted/senior living facility and one behavioral health center in six states beginning January 1, 2019 through August 1, 2019, including:

•

The sale and lease termination of nine skilled nursing facilities located in New Jersey and Ohio between January 31, 2019 and February 7, 2019 that were subject to a master lease agreement with Welltower.  A loss was recognized totaling $3.3 million.

•	The closure of one skilled nursing facility located in Ohio on February 26, 2019. The facility remains subject to a master lease agreement. A loss was recognized totaling $0.2 million.

•	The lease expiration of one behavioral health center located in California on April 1, 2019. A loss was recognized totaling $0.1 million.
•

The sale and lease termination of two skilled nursing facilities located in Connecticut on May 1, 2019 that were subject to a master lease agreement with Welltower. A loss was recognized totaling $0.8 million.

•	The sale of five owned skilled nursing facilities located in California on May 1, 2019. A gain was recognized totaling $25.0 million.
•	The sale and lease termination of one skilled nursing facility located in Ohio on June 30, 2019. A loss was recognized totaling $0.3 million.
•	The closure of one skilled nursing facility located in Massachusetts on July 1, 2019. The facility remains subject to a master lease agreement with Omega. A loss was recognized totaling $0.2 million.
•	The sale and lease termination of three skilled nursing facilities located in Ohio on July 1, 2019 that were subject to a master lease with Omega. A loss was recognized totaling $0.8 million.
•	The sale and lease termination of six skilled nursing facilities located in Ohio on August 1, 2019, marking an exit from the inpatient business in this state.
•	The sale of one owned assisted/senior living facility located in California on August 1, 2019.
•	The sale and lease termination of one leased skilled nursing facility located in Utah on August 1, 2019.

Financial Covenants

The ABL Credit Facilities, the Term Loan Agreement and the Welltower Real Estate Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures.  At June 30, 2019, we were in compliance with all of the financial covenants contained in the Credit Facilities.

We have master lease agreements with Welltower, Sabra Health Care REIT, Inc., Omega and Second Spring Healthcare Investments (collectively, the Master Lease Agreements).  Our Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity.  At June 30, 2019, we were in compliance with the covenants contained in the Master Lease Agreements.

We have two master lease agreements with Cindat Best Years Welltower JV LLC involving 28 of our facilities.  We did not meet certain financial covenants contained in one of the master lease agreements involving nine of our facilities at June 30, 2019.  We received a waiver for these covenant breaches. At June 30, 2019, we are in compliance with the financial covenants contained in the other master lease agreement.

At June 30, 2019, we did not meet certain financial covenants contained in three leases related to five of our facilities.  We are and expect to continue to be current in the timely payment of our obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of our other loan or lease agreements.  We will continue to work with the related credit parties to amend such leases and the related financial covenants.  We do not believe the breach of such financial covenants has a material adverse impact on us at June 30, 2019.

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

Management assesses its exposure to loss on accounts at the customer level.  The greatest concentration of risk exists in our rehabilitation therapy services business where it has over 160 distinct customers, many being chain operators with more than one location.  One customer, which is a related party of ours, comprises $29.6 million, approximately 32%, of the gross outstanding contract receivables in the rehabilitation services business at June 30, 2019.  See Note 11 – “Related Party Transactions.”  One former customer comprises $9.1 million, approximately 10%, of the gross outstanding contract receivables in the rehabilitation services business at June 30, 2019.  An adverse event impacting the solvency of these large customers resulting in their insolvency or other economic distress would have a material impact on us.

Financial Condition and Liquidity Considerations

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern for 12 months following the date our financial statements were issued (August 9, 2019).  Management considered the recent results of operations as well as our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due before August 9, 2020.  Based upon such considerations, management determined that there are no known or knowable conditions or events that raise substantial doubt about our ability to continue as a going concern for 12 months following the date of issuance of these financial statements (August 9, 2019).

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

During the six months ended June 30, 2019, we amended, or obtained waivers related to, the financial covenants of all of our material debt and lease agreements to account for these ongoing changes in our capital structure and business conditions. Although we are and project to be in compliance with all of our material debt and lease covenants through September 30, 2020, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on our ability to remain in compliance with the covenants. Should we fail to comply with our debt and lease covenants at a future measurement date we could, absent necessary and timely waivers and/or amendments, be in default under certain of our existing debt and lease agreements.  To the extent any cross–default provisions apply, the default could have a more significant impact on our financial position.

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

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures, or capital resources.

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

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2019, we implemented certain internal controls in conjunction with our adoption of the new leasing standard, Topic 842.  There were no other changes in our internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Second Amendment, dated April 12, 2019, to the Fourth Amended and Restated Credit Agreement dated as of March 6, 2018, by and among Genesis Healthcare, Inc. and certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and MidCap Funding IV Trust LLC, as administrative agent

10.2

Third Amendment, dated June 5, 2019, to the Fourth Amended and Restated Credit Agreement dated as of March 6, 2018, by and among Genesis Healthcare, Inc. and certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and MidCap Funding IV Trust LLC, as administrative agent

10.3

Amendment No. 6, dated as of May 9, 2019, to Term Loan Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, GEN Operations I, LLC and GEN Operations II, LLC as borrowers, HCRI Tucson Properties, Inc. and OHI Mezz Lender, LLC as lenders and Welltower, Inc. as the administrative agent and collateral agent

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

GENESIS HEALTHCARE, INC.

Date:	August 9, 2019	By	/S/ GEORGE V. HAGER, JR.
George V. Hager, Jr.
Chief Executive Officer

Date:	August 9, 2019	By	/S/ THOMAS DIVITTORIO
Thomas DiVittorio
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)