Form 10-Q
period 2019-09-30
Genesis Healthcare, Inc.
filed 2019-11-08
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019.

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

Large accelerated filer ☐	Accelerated Filer ☒	Emerging growth company ☐

Non-accelerated filer ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on November 7, 2019, was:

Class A common stock, $0.001 par value – 107,734,326 shares

Class B common stock, $0.001 par value –        744,396 shares

Class C common stock, $0.001 par value –   56,326,680 shares

Genesis Healthcare, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	September 30, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$34,837	$20,865
Restricted cash and equivalents	42,807	73,762
Restricted investments in marketable securities	35,950	35,631
Accounts receivable	545,259	622,717
Prepaid expenses	81,661	82,747
Other current assets	39,014	36,528
Assets held for sale	4,740	3,375
Total current assets	784,268	875,625
Property and equipment, net of accumulated depreciation of $417,437 and $976,802 at September 30, 2019 and December 31, 2018, respectively	957,218	2,887,554
Finance lease right-of-use assets, net of accumulated amortization of $22,420 at September 30, 2019	37,685	—
Operating lease right-of-use assets	2,416,914	—
Restricted cash and equivalents	50,425	47,649
Restricted investments in marketable securities	93,044	100,522
Other long-term assets	120,738	125,595
Deferred income taxes	5,617	5,867
Identifiable intangible assets, net of accumulated amortization of $73,610 and $99,160 at September 30, 2019 and December 31, 2018, respectively	90,079	119,082
Goodwill	85,642	85,642
Assets held for sale	32,517	16,087
Total assets	$4,674,147	$4,263,623
Liabilities and Stockholders' Deficit:
Current liabilities:
Current installments of long-term debt	$121,745	$122,531
Current installments of finance lease obligations	2,738	2,171
Current installments of operating lease obligations	137,574	—
Current installments of financing obligations	—	2,001
Accounts payable	254,443	234,786
Accrued expenses	219,120	227,813
Accrued compensation	153,488	172,726
Self-insurance reserves	137,111	149,545
Current portion of liabilities held for sale	1,020	639
Total current liabilities	1,027,239	912,212
Long-term debt	1,420,952	1,082,933
Finance lease obligations	39,676	967,942
Operating lease obligations	2,697,496	—
Financing obligations	—	2,732,939
Deferred income taxes	5,499	6,281
Self-insurance reserves	427,069	453,993
Liabilities held for sale	45,314	25,942
Other long-term liabilities	76,125	126,247
Commitments and contingencies
Stockholders’ deficit:
Class A common stock, (par $0.001, 1,000,000,000 shares authorized, issued and outstanding - 107,534,292 and 101,235,935 at September 30, 2019 and December 31, 2018, respectively)	108	101
Class B common stock, (par $0.001, 20,000,000 shares authorized, issued and outstanding - 744,396 and 744,396 at September 30, 2019 and December 31, 2018, respectively)	1	1
Class C common stock, (par $0.001, 150,000,000 shares authorized, issued and outstanding - 56,526,680 and 59,700,801 at September 30, 2019 and December 31, 2018, respectively)	56	60
Additional paid-in-capital	249,063	270,408
Accumulated deficit	(998,900)	(1,609,828)
Accumulated other comprehensive income (loss)	610	(262)
Total stockholders’ deficit before noncontrolling interests	(749,062)	(1,339,520)
Noncontrolling interests	(316,161)	(705,346)
Total stockholders' deficit	(1,065,223)	(2,044,866)
Total liabilities and stockholders’ deficit	$4,674,147	$4,263,623

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net revenues	$1,123,705	$1,217,271	$3,430,397	$3,790,703
Salaries, wages and benefits	620,493	680,604	1,889,062	2,122,128
Other operating expenses	339,441	371,064	1,014,507	1,125,779
General and administrative costs	35,930	35,482	107,024	114,404
Lease expense	100,018	32,366	288,665	97,548
Depreciation and amortization expense	34,932	53,038	101,395	168,036
Interest expense	37,099	115,695	141,590	348,687
Loss on early extinguishment of debt	2,460	—	2,436	9,785
Investment income	(2,071)	(2,178)	(6,078)	(4,856)
Other income	(131,811)	(20,207)	(172,141)	(42,360)
Transaction costs	12,941	11,361	23,025	26,567
Long-lived asset impairments	16,037	32,390	16,937	88,008
Goodwill and identifiable intangible asset impairments	—	929	—	2,061
Equity in net (income) loss of unconsolidated affiliates	(93)	(152)	(178)	106
Income (loss) before income tax benefit	58,329	(93,121)	24,153	(265,190)
Income tax benefit	(569)	(1,220)	(680)	(1,759)
Net income (loss)	58,898	(91,901)	24,833	(263,431)
Less net (income) loss attributable to noncontrolling interests	(12,801)	33,773	1,182	97,153
Net income (loss) attributable to Genesis Healthcare, Inc.	$46,097	$(58,128)	$26,015	$(166,278)
Earnings (loss) per common share:
Basic:
Weighted-average shares outstanding for basic net income (loss) per share	109,123	102,489	106,581	100,461
Basic net income (loss) per common share attributable to Genesis Healthcare, Inc.	$0.42	$(0.57)	$0.24	$(1.66)

Diluted:
Weighted-average shares outstanding for diluted net income (loss) per share	166,002	102,489	164,583	100,461
Diluted net income (loss) per common share attributable to Genesis Healthcare, Inc.	$0.40	$(0.57)	$0.21	$(1.66)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss)	$58,898	$(91,901)	$24,833	$(263,431)
Net unrealized gain (loss) on marketable securities, net of tax	98	(468)	1,216	(529)
Comprehensive income (loss)	58,996	(92,369)	26,049	(263,960)
Less: comprehensive (income) loss attributable to noncontrolling interests	(12,830)	33,945	838	97,479
Comprehensive income (loss) attributable to Genesis Healthcare, Inc.	$46,166	$(58,424)	$26,887	$(166,481)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(IN THOUSANDS)

(UNAUDITED)

									Accumulated
									other			Total
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated	comprehensive	Stockholders'	Noncontrolling	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	(loss) income	deficit	interests	deficit
Balance at December 31, 2018	101,236	$101	744	$1	59,701	$60	$270,408	$(1,609,828)	$(262)	$(1,339,520)	$(705,346)	$(2,044,866)
Net loss	—	—	—	—	—	—	—	(15,263)	—	(15,263)	(9,819)	(25,082)
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	397	397	99	496
Share based compensation	—	—	—	—	—	—	2,087	—	—	2,087	—	2,087
Issuance of common stock	100	—	—	—	—	—	—	—	—	—	—	—
Conversion of common stock among classes	3,081	3	—	—	(3,081)	(3)	(18,175)	—	—	(18,175)	18,175	—
Distributions to noncontrolling interests	—	—	—	—	—	—	64	—	—	64	(1,202)	(1,138)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	18,500	18,500
Cumulative effect of accounting change	—	—	—	—	—	—	—	584,913	—	584,913	340,129	925,042
Balance at March 31, 2019	104,417	$104	744	$1	56,620	$57	$254,384	$(1,040,178)	$135	$(785,497)	$(339,464)	$(1,124,961)
Net loss	—	—	—	—	—	—	—	(4,819)	—	(4,819)	(4,164)	(8,983)
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	406	406	216	622
Share based compensation	—	—	—	—	—	—	1,748	—	—	1,748	—	1,748
Issuance of common stock	2,996	3	—	—	—	—	(3)	—	—	—	—	—
Conversion of common stock among classes	—	—	—	—	—	—	(7,842)	—	—	(7,842)	7,842	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,405)	(1,405)
Balance at June 30, 2019	107,413	$107	744	$1	56,620	$57	$248,287	$(1,044,997)	$541	$(796,004)	$(336,975)	$(1,132,979)
Net income	—	—	—	—	—	—	—	46,097	—	46,097	12,801	58,898
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	69	69	29	98
Share based compensation	—	—	—	—	—	—	1,878	—	—	1,878	—	1,878
Issuance of common stock	28	—	—	—	—	—	—	—	—	—	—	—
Conversion of common stock among classes	93	1	—	—	(93)	(1)	(1,081)	—	—	(1,081)	1,081	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(21)	—	—	(21)	(1,628)	(1,649)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	8,531	8,531
Balance at September 30, 2019	107,534	$108	744	$1	56,527	$56	$249,063	$(998,900)	$610	$(749,062)	$(316,161)	$(1,065,223)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(IN THOUSANDS)

(UNAUDITED)

									Accumulated
									other			Total
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated	comprehensive	Stockholders'	Noncontrolling	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	(loss) income	deficit	interests	deficit
Balance at December 31, 2017	97,101	$97	744	$1	61,561	$61	$290,573	$(1,374,597)	$(362)	$(1,084,227)	$(595,905)	$(1,680,132)
Net loss	—	—	—	—	—	—	—	(68,538)	—	(68,538)	(40,135)	(108,673)
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	(214)	(214)	(124)	(338)
Share based compensation	—	—	—	—	—	—	2,427	—	—	2,427	—	2,427
Issuance of common stock	40	—	—	—	—	—	—	—	—	—	—	—
Conversion of common stock among classes	830	1	—	—	(830)	(1)	(8,635)	—	—	(8,635)	8,635	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(14)	(14)
Balance at March 31, 2018	97,971	$98	744	$1	60,731	$60	$284,365	$(1,443,135)	$(576)	$(1,159,187)	$(627,543)	$(1,786,730)
Net loss	—	—	—	—	—	—	—	(39,612)	—	(39,612)	(23,245)	(62,857)
Net unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	—	—	—	307	307	(30)	277
Share based compensation	—	—	—	—	—	—	2,130	—	—	2,130	—	2,130
Issuance of common stock	2,008	2	—	—	—	—	(2)	—	—	—	—	—
Conversion of common stock among classes	1,030	1	—	—	(1,030)	(1)	(20,283)	—	—	(20,283)	20,283	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(566)	(566)
Balance at June 30, 2018	101,009	$101	744	$1	59,701	$59	$266,210	$(1,482,747)	$(269)	$(1,216,645)	$(631,101)	$(1,847,746)
Net loss	—	—	—	—	—	—	—	(58,128)	—	(58,128)	(33,773)	(91,901)
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	(296)	(296)	(172)	(468)
Share based compensation	—	—	—	—	—	—	2,175	—	—	2,175	—	2,175
Issuance of common stock	117	—	—	—	—	1	—	—	—	1	—	1
Conversion of common stock among classes	—	—	—	—	—	—	(482)	—	—	(482)	482	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(21)	—	—	(21)	(771)	(792)
Balance at September 30, 2018	101,126	$101	744	$1	59,701	$60	$267,882	$(1,540,875)	$(565)	$(1,273,396)	$(665,335)	$(1,938,731)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$24,833	$(263,431)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash interest and leasing arrangements, net	21,194	55,128
Other non-cash gain, net	(172,141)	(42,360)
Share based compensation	5,713	6,732
Depreciation and amortization expense	101,395	168,036
Operating lease right-of-use asset amortization	86,250	—
Provision for losses on accounts receivable	(1,005)	6,179
Equity in net (income) loss of unconsolidated affiliates	(178)	106
Benefit for deferred taxes	(1,774)	(2,305)
Long-lived asset impairments	16,937	88,008
Goodwill and identifiable intangible asset impairments	—	2,061
(Gain) loss on early extinguishment of debt	(263)	9,300
Changes in assets and liabilities:
Accounts receivable	64,614	48,667
Accounts payable and other accrued expenses and other	(63,186)	(62,055)
Operating lease obligations	(66,631)	—
Net cash provided by operating activities	15,758	14,066
Cash flows from investing activities:
Capital expenditures	(47,046)	(41,321)
Purchases of marketable securities	(47,896)	(63,534)
Proceeds on maturity or sale of marketable securities	56,725	50,913
Purchases of assets	(591,660)	—
Sales of assets	237,632	—
Restricted deposits	(1,224)	(873)
Other, net	435	(62)
Net cash used in investing activities	(393,034)	(54,877)
Cash flows from financing activities:
Borrowings under revolving credit facilities	3,522,000	2,987,000
Repayments under revolving credit facilities	(3,518,465)	(2,959,875)
Proceeds from issuance of long-term debt	480,906	563,747
Repayment of long-term debt	(133,913)	(462,063)
Repayment of finance lease obligations	(1,973)	—
Debt issuance costs	(8,325)	(16,678)
Debt settlement costs	—	(485)
Contributions from noncontrolling interests	27,031	—
Distributions to noncontrolling interests and stockholders	(4,192)	(1,373)
Net cash provided by financing activities	363,069	110,273
Net (decrease) increase in cash, cash equivalents and restricted cash and equivalents	(14,207)	69,462
Cash, cash equivalents and restricted cash and equivalents:
Beginning of period	142,276	58,638
End of period	$128,069	$128,100
Supplemental cash flow information:
Interest paid	$118,757	$292,545
Net taxes paid	2,672	3,019
Non-cash investing and financing activities:
Finance lease obligations, net write-down due to lease activity	$(930,582)	$(83,390)
Assets subject to finance lease obligations, net (gross-up) write-down due to lease activity	(1,131,352)	64,456
Operating lease obligations, net gross-up due to lease activity	2,901,799	—
Assets subject to operating leases, net (gross-up) due to lease activity	(2,514,414)	—
Financing obligations, net write-down due to lease activity	(2,734,940)	(177,001)
Assets subject to financing obligations, net write-down due to lease activity	1,718,507	128,256

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)General Information

Description of Business

Genesis Healthcare, Inc. is a healthcare services company that through its subsidiaries (collectively, the Company or Genesis), owns and operates skilled nursing facilities, assisted/senior living facilities and a rehabilitation therapy business.  The Company has an administrative services company that provides a full complement of administrative and consultative services that allows its affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. At September 30, 2019, the Company provides inpatient services through 384 skilled nursing, assisted/senior living and behavioral health centers located in 26 states.  Revenues of the Company’s owned, leased and otherwise consolidated inpatient businesses constitute approximately 86% of its revenues.

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

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company presents noncontrolling interests within the stockholders’ deficit section of its consolidated balance sheets. The Company presents the amount of net income (loss) attributable to Genesis Healthcare, Inc. and net income (loss) attributable to noncontrolling interests in its consolidated statements of operations.

The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of control and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to the VIE.  In the first quarter of 2019, the Company entered into a partnership that acquired the real property of 15 skilled nursing facilities that are leased to the Company.  The partnership qualifies as a consolidated VIE.  See Note 3 – “Significant Transactions and Events – Strategic Partnerships – Next Partnership.” In the third quarter of 2019, the Company entered into a partnership that acquired the real property of 18 skilled nursing facilities that are leased to the Company.  The partnership qualifies as a consolidated VIE. See Note 3 – “Significant Transactions and Events – Strategic Partnerships – Vantage Point Partnership.”

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

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date the Company’s financial statements were issued (November 8, 2019). Management considered the recent results of operations as well as the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before November 8, 2020.  Based upon such considerations, management determined that there are no known or knowable conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date of issuance of these financial statements (November 8, 2019).

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

The Company expects to continue to pursue cost mitigation and other strategies in 2019 in response to the operating environment and liquidity requirements. During the nine months ended September 30, 2019, the Company amended, or obtained waivers related to, the financial covenants of all of its material debt and lease agreements to account for these ongoing changes in its capital structure and business conditions. Although the Company is and projects to be in compliance with all of its material debt and lease covenants through November 8, 2020, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on the Company’s ability to remain in compliance with the covenants. Should the Company fail to comply with its debt and lease covenants at a future measurement date it could, absent necessary and timely waivers and/or amendments, be in default under certain of its existing debt and lease agreements.  To the extent any cross-default provisions apply, the default could have a more significant impact on the Company’s financial position.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets, such as available-for-sale debt securities. The standard replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased.  Further, the FASB issued ASU 2019-04 and ASU 2019-05 to provide additional guidance on the credit losses standard. The standard is effective for fiscal years beginning after December 15, 2022, for smaller

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

reporting companies, including interim periods within those annual periods, with early adoption permitted.  The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

(2)   Certain Significant Risks and Uncertainties

Revenue Sources

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care facilities that utilize its rehabilitation therapy and other services.  The Company’s inpatient services segment derives approximately 78% of its revenue from Medicare and various state Medicaid programs.  The following table depicts the Company’s inpatient services segment revenue by source for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Medicare	19%	21%	20%	22%
Medicaid	59%	58%	58%	57%
Insurance	12%	12%	12%	12%
Private	8%	8%	8%	8%
Other	2%	1%	2%	1%
Total	100%	100%	100%	100%

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

These include organizations that utilize the Company’s rehabilitation services, staffing services and physician service offerings, engaged in similar business activities or having economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in regulatory and systemic industry conditions.

Management assesses its exposure to loss on accounts at the customer level.  The greatest concentration of risk exists in the Company’s rehabilitation therapy services business where it has over 160 distinct customers, many being chain operators with more than one location.  One customer, which is a related party of the Company, comprises $32.5 million, approximately 35%, of the gross outstanding contract receivables in the rehabilitation services business at September 30, 2019.  See Note 11 – “Related Party Transactions.”  One former customer comprises $8.0 million, approximately 9%, of the gross outstanding contract receivables in the rehabilitation services business at September 30, 2019.  An adverse event impacting the solvency of these large customers resulting in their insolvency or other economic distress would have a material impact on the Company.

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

Strategic Partnerships

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

all of the real property of the facilities.  The purchase option is exercisable between lease years five and seven, reducing in price each successive year down to a 10% premium over the original purchase price.

In accordance with U.S. GAAP, the Company has concluded the Next Partnership qualifies as a VIE and the Company is the primary beneficiary.  As such, the Company has consolidated all of the accounts of the Next Partnership in the accompanying financial statements.  The ROU assets and lease obligations related to the Next Partnership lease agreement have been fully eliminated in the Company’s consolidated financial statements. The Next Partnership acquired 22 skilled nursing facilities for a purchase price of $252.5 million but immediately sold seven of these facilities for $79.0 million.  The initial consolidation of the remaining 15 facilities resulted in property and equipment of $173.5 million, non-recourse debt of $165.7 million, net of debt issuance costs, and non-controlling interest of $18.5 million.  The Company has not finalized the analysis of the consideration and purchase price allocation and will continue to review this during the measurement period.  The impact of consolidation on the accompanying consolidated statement of operations was not material for the nine months ended September 30, 2019 apart from non-recurring transaction costs of $5.3 million.

Vantage Point Partnership

On September 12, 2019, Welltower and Second Spring Healthcare Investments (Second Spring) sold the real estate of four and 14 facilities, respectively, to a real estate partnership (Vantage Point Partnership), in which the Company invested $37.5 million, consisting of an equity investment of $3.7 million, for an approximate 30% membership interest, and a formation loan of $33.7 million.  The remaining membership interest is held by Vantage Point Capital, LLC (Vantage Point) for an investment of $85.3 million consisting of an equity investment of $8.5 million and a formation loan of $76.8 million.  In conjunction with the facility sales, the Company received aggregate annual rent credits of $30.3 million. The Company will continue to operate these facilities pursuant to a new master lease with the Vantage Point Partnership.  The term of the master lease is 15 years with two five-year renewal options available.  The Company will pay annual rent of approximately $33.1 million, with no rent escalators for the first four years and an escalator of 2% beginning in the fifth lease year and thereafter.  The Company also obtained a fixed price purchase option to acquire all of the real property of the facilities.  The purchase option is exercisable during certain periods in fiscal years 2024 and 2025 for a 10% premium over the original purchase price.  Further, Vantage Point holds a put option that would require the Company to acquire its membership interests in the Vantage Point Partnership. The put option becomes exercisable if the Company opts not to purchase the facilities or upon the occurrence of certain events of default.

In accordance with U.S. GAAP, the Company has concluded the Vantage Point Partnership qualifies as a VIE and the Company is the primary beneficiary.  As such, the Company has consolidated all of the accounts of the Vantage Point Partnership in the accompanying financial statements.  The ROU assets and lease obligations related to the Vantage Point Partnership lease agreement have been fully eliminated in the Company’s consolidated financial statements. The Vantage Point Partnership acquired all 18 skilled nursing facilities for a purchase price of $339.2 million.  The initial consolidation primarily resulted in property and equipment of $339.2 million, non-recourse debt of $306.1 million, net of debt issuance costs, and non-controlling interest of $8.5 million.  The Company has not finalized the analysis of the consideration and purchase price allocation and will continue to review this during the measurement period.  Other than transaction costs of $11.0 million, the impact of consolidation on the accompanying consolidated statement of operations was not material for the three months ended September 30, 2019.

During the third quarter of 2019, the Company sold the real property of seven skilled nursing facilities and one senior/assisted living facility located in Georgia, New Jersey, Virginia, and Maryland to affiliates of Vantage Point for an aggregate purchase price of $91.8 million, using the majority of the proceeds to acquire its interest in the Vantage Point Partnership and repay indebtedness. The operations of seven of these facilities were also divested.  Three of the facilities were subject to real estate loans and two were subject to HUD insured loans. See Note 7 – “Property and Equipment” and Note 9 – “Long-Term Debt – Real Estate Loans” and “Long-Term Debt – HUD Insured Loans.” The Company also divested the operations of an additional leased skilled nursing facility located in Georgia, marking an exit from the inpatient business in this state. The divested facilities had aggregate annual revenues of $84.1 million and annual pre-tax net income of $2.6 million. The divestitures resulted in an aggregate gain of $58.2 million.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Divestiture of Non-Strategic Facilities

California Divestitures

During the second quarter of 2019, the Company sold the real property and divested the operations of five skilled nursing facilities in California for a sale price of $56.5 million. Loan repayments of $41.8 million were paid on the facilities at closing. See Note 7 – “Property and Equipment” and Note 9 – “Long-Term Debt – Real Estate Loans” and “Long-Term Debt – HUD Insured Loans.” The Company incurred prepayment penalties and other closing costs of $2.4 million at settlement. The facilities generated annual revenues of $53.0 million and pre-tax net income of $1.6 million.  The divestiture resulted in a gain of $25.0 million. The Company also divested the operations of one behavioral health center located in California upon the lease’s expiration in the second quarter of 2019. The center generated annual revenues of $3.1 million and pre-tax net loss of $0.3 million. The divestiture resulted in a loss of $0.1 million.

During the third quarter of 2019, the Company sold the real property and divested the operations of one additional skilled nursing facility and one assisted/senior living facility in California for an aggregate sale price of $11.5 million. Loan repayments of $9.6 million were paid on the facilities at closing.  See Note 7 – “Property and Equipment” and Note 9 – “Long-Term Debt – HUD Insured Loans.” The facilities generated annual revenues of $10.4 million and pre-tax net income of less than $0.1 million. The divestiture resulted in an aggregate gain of $1.0 million.

Other Divestitures

During the first quarter of 2019, the Company divested the operations of nine facilities located in New Jersey and Ohio that were subject to the master lease with Welltower (the Welltower Master Lease).  The nine divested facilities had aggregate annual revenues of $90.2 million and annual pre-tax net loss of $6.0 million.  The Company recognized a loss on exit reserves of $3.3 million.  The Company also completed the closure of one facility located in Ohio.  The facility generated annual revenues of $7.7 million and pre-tax net loss of $1.6 million. The closure resulted in a loss of $0.2 million.

During the second quarter of 2019, the Company divested the operations of three leased skilled nursing facilities. Two of the facilities were located in Connecticut and subject to the Welltower Master Lease, while the third was located in Ohio. The facilities generated annual revenues of $24.7 million and pre-tax net loss of $2.9 million. The divestitures resulted in a loss of $1.1 million.

During the third quarter of 2019, the Company divested the operations of 11 leased skilled nursing facilities and completed the closure of a twelfth facility.  Nine of the facilities were located in Ohio, marking an exit from the inpatient business in this state, while the remaining three were located in Massachusetts, Utah, and Idaho. Four of the facilities were subject to a master lease with Omega Healthcare Investors, Inc. (Omega), three of which were removed from the lease, resulting in an annual rent credit of $1.9 million, with the fourth, the closed facility, remaining subject to the lease. The twelve facilities generated annual revenues of $75.6 million and pre-tax loss of $4.6 million. The divestitures resulted in a loss of $1.9 million.

Acquisitions

On June 1, 2019, the Company acquired the operations of one skilled nursing facility in New Mexico. The new facility has 80 licensed beds and generates approximate annual net revenue of $3.4 million. The facility is leased from Omega and is classified as an operating lease. The facility’s 2019 pre-tax net income is anticipated to be de minimis.

Lease Transactions

Welltower

During the first quarter, the Company amended the Welltower Master Lease several times to reflect the lease termination of 24 facilities, including the 15 facilities sold and now leased from the Next Partnership.  As a result of the lease termination on the 24 facilities, the Company received annual rent credits of approximately $23.4 million.  A lease modification analysis was performed

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and the remaining 49 facilities subject to the master lease were reclassified from finance leases to operating leases. Finance lease ROU assets and obligations of $61.5 million and $130.2 million, respectively, were written off.  On a net basis, operating lease ROU assets and obligations of $159.8 million and $111.3 million, respectively, were written down, resulting in a gain of $20.3 million.

During the second quarter of 2019, the Company amended the Welltower Master Lease to reflect the lease termination of two facilities and received annual rent credits of $0.6 million.  Operating lease ROU assets and lease obligations of $5.1 million and $5.6 million, respectively, were written off, resulting in a gain of $0.5 million.

During the third quarter of 2019, the Company amended the Welltower Master Lease to reflect the lease termination of four facilities and received annual rent credits of $1.9 million.  Operating lease ROU assets and lease obligations of $102.0 million and $74.4 million, respectively, were written off, resulting in a gain of $27.6 million.

Omega

During the third quarter, the Company amended its master lease with Omega to reflect the lease termination of three facilities subject to the lease and received annual rent credits of $1.9 million. In conjunction with the lease termination, finance lease ROU assets and lease obligations of $10.1 million and $16.8 million, respectively, were written off. Additionally, for those facilities remaining under the master lease, the Company reassessed the likelihood of exercising its renewal options and concluded that it no longer met the reasonably certain threshold.  Consequently, the remaining facilities subject to the master lease were reclassified from finance leases to operating leases and the corresponding ROU assets and liabilities were reduced by $164.6 million and $181.3 million, respectively.  The lease termination and remeasurement resulted in an aggregate gain of $23.4 million.

Second Spring

During the third quarter, the Company amended its master lease with Second Spring to reflect the lease termination of 14 facilities subject to the lease and received annual rent credits of $28.4 million. In conjunction with the lease termination, finance lease ROU assets and lease obligations of $5.9 million and $8.8 million, respectively, were written off and operating lease ROU assets and lease obligations of $202.7 million and $205.4 million, respectively, were written off.  Additionally, for those facilities remaining under the master lease, the Company reassessed the likelihood of exercising its renewal options and concluded that it no longer met the reasonably certain threshold.  Consequently, the remaining facilities subject to the master lease were reclassified from finance leases to operating leases and the corresponding ROU assets and liabilities were increased by $54.4 million and $33.3 million, respectively.  The lease termination and remeasurement resulted in an aggregate gain of $26.9 million.

Other

During the first quarter of 2019, the Company amended a master lease agreement for 19 skilled nursing facilities. The amendment extended the lease term by five years through October 31, 2026, removed the Company’s option to purchase certain facilities under the lease and adjusted certain financial covenants. The Company had previously determined that the renewal option period was not reasonably certain of exercise.  Upon execution of the amendment, the operating lease ROU assets and obligations were remeasured, resulting in an increase of $77.2 million to both operating lease ROU assets and obligations.

During the third quarter of 2019, the Company amended a master lease agreement to reflect the lease termination of six facilities subject to the lease.  In conjunction with the lease termination, operating lease ROU assets of $4.9 million were written off, resulting in a loss of $4.9 million.

Gains and losses associated with transactions, such as divestitures, acquisitions and lease transactions, are included in other income in the consolidated statements of operations.  See Note 12 – “Other Income.”

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

Revenue Recognition

The Company generates revenues, primarily by providing healthcare services to its customers. Revenues are recognized when control of the promised good or service is transferred to its customers, in an amount that reflects the consideration to which the Company expects to be entitled from patients, third-party payors (including government programs and insurers) and others, in exchange for those goods and services.

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

The Company determines the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration, such as implicit price concessions.  The Company utilizes the expected value method to determine the amount of variable consideration that should be included to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. Variable consideration also exists in the form of settlements with Medicare and Medicaid as a result of retroactive adjustments due to audits and reviews. The Company applies constraint to the transaction price, such that net revenues are recorded only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenues in the period such variances become known.  Adjustments arising from a change in the transaction price were not significant for the three and nine months ended September 30, 2019 and 2018.

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

Payments that the Company receives from customers in advance of providing services represent contract liabilities.  Such payments primarily relate to private pay patients, which are billed monthly in advance.  The Company had no material contract liabilities or activity as of and for the three and nine months ended September 30, 2019 and 2018.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The composition of net revenues by payor type and operating segment for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three months ended September 30, 2019
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$187,493		$22,643		$—		$210,136
Medicaid	572,100		560		—		572,660
Insurance	111,529		5,453		—		116,982
Private	77,440	(1)	66		—		77,506
Third party providers	—		85,051		17,285		102,336
Other	17,449	(2)	2,527	(2)	24,109	(3)	44,085
Total net revenues	$966,011		$116,300		$41,394		$1,123,705

	Three months ended September 30, 2018
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$216,382		$22,756		$—		$239,138
Medicaid	613,539		545		—		614,084
Insurance	125,060		5,412		—		130,472
Private	85,148	(1)	139		—		85,287
Third party providers	—		99,851		17,995		117,846
Other	14,539	(2)	3,461	(2)	12,444	(3)	30,444
Total net revenues	$1,054,668		$132,164		$30,439		$1,217,271
(1)

Includes Assisted/Senior living revenue of $23.1 million and $24.0 million for the three months ended September 30, 2019 and 2018, respectively.  Such amounts do not represent contracts with customers under ASC 606.

(2)	Primarily consists of revenue from Veteran Affairs and administration of third party facilities.
(3)	Includes net revenues from all payors generated by the other services, excluding third party providers.

	Nine months ended September 30, 2019
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$596,468		$68,387		$—		$664,855
Medicaid	1,730,147		1,688		—		1,731,835
Insurance	351,228		16,603		—		367,831
Private	233,499	(1)	270		—		233,769
Third party providers	—		262,689		58,379		321,068
Other	51,659	(2)	8,438	(2)	50,942	(3)	111,039
Total net revenues	$2,963,001		$358,075		$109,321		$3,430,397

	Nine months ended September 30, 2018
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$700,202		$68,861		$—		$769,063
Medicaid	1,854,706		1,584		—		1,856,290
Insurance	400,889		18,020		—		418,909
Private	258,887	(1)	391		—		259,278
Third party providers	—		319,015		63,500		382,515
Other	50,924	(2)	13,911	(2)	39,813	(3)	104,648
Total net revenues	$3,265,608		$421,782		$103,313		$3,790,703
(1)

Includes Assisted/Senior living revenue of $70.4 million and $71.2 million for the nine months ended September 30, 2019 and 2018, respectively.  Such amounts do not represent contracts with customers under ASC 606.

(2)	Primarily consists of revenue from Veteran Affairs and administration of third party facilities.
(3)	Includes net revenues from all payors generated by the other services, excluding third party providers.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)   Earnings (Loss) Per Share

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

Basic EPS was computed by dividing net income (loss) attributable to Genesis Healthcare, Inc. by the weighted-average number of outstanding common shares for the period. Diluted EPS is computed by dividing net income (loss) plus the effect of any assumed conversions by the weighted-average number of outstanding common shares after giving effect to all potential dilutive common stock.

A reconciliation of the numerator and denominator used in the calculation of basic net income (loss) per common share follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$58,898	$(91,901)	$24,833	$(263,431)
Less: Net (income) loss attributable to noncontrolling interests	(12,801)	33,773	1,182	97,153
Net income (loss) attributable to Genesis Healthcare, Inc.	$46,097	$(58,128)	$26,015	$(166,278)
Denominator:
Weighted-average shares outstanding for basic net income (loss) per share	109,123	102,489	106,581	100,461

Basic net income (loss) per common share attributable to Genesis Healthcare, Inc.	$0.42	$(0.57)	$0.24	$(1.66)

A reconciliation of the numerator and denominator used in the calculation of diluted net income (loss) per common share follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$58,898	$(91,901)	$24,833	$(263,431)
Less: Net (income) loss attributable to noncontrolling interests	(12,801)	33,773	1,182	97,153
Net income (loss) attributable to Genesis Healthcare, Inc.	$46,097	$(58,128)	$26,015	$(166,278)
Plus: Assumed conversion of noncontrolling interests	20,179	—	8,060	—
Net income (loss) available to common stockholders after assumed conversions	$66,276	$(58,128)	$34,075	$(166,278)
Denominator:
Weighted-average common shares outstanding	109,123	102,489	106,581	100,461
Plus: Assumed conversion of noncontrolling interests	56,605	—	57,313	—
Plus: Unvested restricted stock units and stock warrants	274	—	689	—
Adjusted weighted-average common shares outstanding, diluted	166,002	102,489	164,583	100,461

Diluted net income (loss) per common share attributable to Genesis Healthcare, Inc.	$0.40	$(0.57)	$0.21	$(1.66)

The computation of diluted net income (loss) per common share excludes the effects of anti-dilutive shares attributable to the assumed conversion of noncontrolling interests, unvested restricted stock units under the 2015 Omnibus Equity Incentive Plan, and stock warrants, which were 60.6 million and 61.5 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, there were 56.5 million units attributable to the noncontrolling interests outstanding.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)   Segment Information

The Company has three reportable operating segments: (i) inpatient services; (ii) rehabilitation therapy services; and (iii) other services. For additional information on these reportable segments, see Note 1 – “General Information – Description of Business.”

A summary of the Company’s segmented revenues follows (in thousands, except percentages):

	Three months ended September 30,
	2019		2018		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$941,722	83.8%	$1,029,453	84.6%	$(87,731)	(8.5)%
Assisted/Senior living facilities	23,057	2.1%	23,974	2.0%	(917)	(3.8)%
Administration of third party facilities	1,980	0.2%	2,025	0.2%	(45)	(2.2)%
Elimination of administrative services	(748)	(0.1)%	(784)	(0.1)%	36	(4.6)%
Inpatient services, net	966,011	86.0%	1,054,668	86.7%	(88,657)	(8.4)%

Rehabilitation therapy services:
Total therapy services	183,898	16.4%	214,421	17.6%	(30,523)	(14.2)%
Elimination of intersegment rehabilitation therapy services	(67,598)	(6.0)%	(82,257)	(6.8)%	14,659	(17.8)%
Third party rehabilitation therapy services, net	116,300	10.4%	132,164	10.8%	(15,864)	(12.0)%

Other services:
Total other services	55,532	4.9%	38,526	3.2%	17,006	44.1%
Elimination of intersegment other services	(14,138)	(1.3)%	(8,087)	(0.7)%	(6,051)	74.8%
Third party other services, net	41,394	3.6%	30,439	2.5%	10,955	36.0%

Net revenues	$1,123,705	100.0%	$1,217,271	100.0%	$(93,566)	(7.7)%

	Nine months ended September 30,
	2019		2018		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$2,888,659	84.1%	$3,190,065	84.2%	$(301,406)	(9.4)%
Assisted/Senior living facilities	70,408	2.1%	71,220	1.9%	(812)	(1.1)%
Administration of third party facilities	6,281	0.2%	6,577	0.2%	(296)	(4.5)%
Elimination of administrative services	(2,347)	(0.1)%	(2,254)	(0.1)%	(93)	4.1%
Inpatient services, net	2,963,001	86.3%	3,265,608	86.2%	(302,607)	(9.3)%

Rehabilitation therapy services:
Total therapy services	571,875	16.7%	685,672	18.1%	(113,797)	(16.6)%
Elimination of intersegment rehabilitation therapy services	(213,800)	(6.2)%	(263,890)	(7.0)%	50,090	(19.0)%
Third party rehabilitation therapy services, net	358,075	10.5%	421,782	11.1%	(63,707)	(15.1)%

Other services:
Total other services	143,139	4.2%	124,300	3.3%	18,839	15.2%
Elimination of intersegment other services	(33,818)	(1.0)%	(20,987)	(0.6)%	(12,831)	61.1%
Third party other services, net	109,321	3.2%	103,313	2.7%	6,008	5.8%

Net revenues	$3,430,397	100.0%	$3,790,703	100.0%	$(360,306)	(9.5)%

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Company’s unaudited condensed consolidated statement of operations follows (in thousands):

	Three months ended September 30, 2019
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$966,759	$183,898	$55,515	$17	$(82,484)	$1,123,705
Salaries, wages and benefits	437,508	152,793	30,192	—	—	620,493
Other operating expenses	394,115	11,779	16,421	—	(82,874)	339,441
General and administrative costs	—	—	—	35,930	—	35,930
Lease expense	98,987	320	384	327	—	100,018
Depreciation and amortization expense	29,263	2,934	176	2,559	—	34,932
Interest expense	12,363	14	9	24,713	—	37,099
Loss on early extinguishment of debt	—	—	—	2,460	—	2,460
Investment income	—	—	—	(2,071)	—	(2,071)
Other income	(131,811)	—	—	—	—	(131,811)
Transaction costs	—	—	—	12,941	—	12,941
Long-lived asset impairments	16,037	—	—	—	—	16,037
Equity in net loss (income) of unconsolidated affiliates	—	—	—	2,932	(3,025)	(93)
Income (loss) before income tax benefit	110,297	16,058	8,333	(79,774)	3,415	58,329
Income tax benefit	—	—	—	(569)	—	(569)
Income (loss) from continuing operations	$110,297	$16,058	$8,333	$(79,205)	$3,415	$58,898

	Three months ended September 30, 2018
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,055,452	$214,421	$38,463	$63	$(91,128)	$1,217,271
Salaries, wages and benefits	480,345	175,098	25,161	—	—	680,604
Other operating expenses	428,398	12,891	20,902	—	(91,127)	371,064
General and administrative costs	—	—	—	35,482	—	35,482
Lease expense	31,732	—	316	318	—	32,366
Depreciation and amortization expense	46,472	3,147	172	3,247	—	53,038
Interest expense	91,106	14	9	24,566	—	115,695
Investment income	—	—	—	(2,178)	—	(2,178)
Other income	(20,207)	—	—	—	—	(20,207)
Transaction costs	—	—	—	11,361	—	11,361
Long-lived asset impairments	32,390	—	—	—	—	32,390
Goodwill and identifiable intangible asset impairments	929	—	—	—	—	929
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(523)	371	(152)
(Loss) income before income tax benefit	(35,713)	23,271	(8,097)	(72,210)	(372)	(93,121)
Income tax benefit	—	—	—	(1,220)	—	(1,220)
(Loss) income from continuing operations	$(35,713)	$23,271	$(8,097)	$(70,990)	$(372)	$(91,901)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine months ended September 30, 2019
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$2,965,348	$571,875	$142,905	$234	$(249,965)	$3,430,397
Salaries, wages and benefits	1,336,298	464,740	88,024	—	—	1,889,062
Other operating expenses	1,185,684	34,866	44,312	—	(250,355)	1,014,507
General and administrative costs	—	—	—	107,024	—	107,024
Lease expense	285,510	985	1,064	1,106	—	288,665
Depreciation and amortization expense	83,463	9,210	524	8,198	—	101,395
Interest expense	68,454	41	26	73,069	—	141,590
Loss on early extinguishment of debt	—	—	—	2,436	—	2,436
Investment income	—	—	—	(6,078)	—	(6,078)
Other (income) loss	(172,126)	(76)	61	—	—	(172,141)
Transaction costs	—	—	—	23,025	—	23,025
Long-lived asset impairments	16,937	—	—	—	—	16,937
Equity in net loss (income) of unconsolidated affiliates	—	—	—	4,318	(4,496)	(178)
Income (loss) before income tax benefit	161,128	62,109	8,894	(212,864)	4,886	24,153
Income tax benefit	—	—	—	(680)	—	(680)
Income (loss) from continuing operations	$161,128	$62,109	$8,894	$(212,184)	$4,886	$24,833

	Nine months ended September 30, 2018
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$3,267,862	$685,672	$124,184	$116	$(287,131)	$3,790,703
Salaries, wages and benefits	1,477,153	562,875	82,100	—	—	2,122,128
Other operating expenses	1,323,423	41,707	47,780	—	(287,131)	1,125,779
General and administrative costs	—	—	—	114,404	—	114,404
Lease expense	95,660	—	959	929	—	97,548
Depreciation and amortization expense	147,552	9,479	509	10,496	—	168,036
Interest expense	277,753	41	27	70,866	—	348,687
Loss on early extinguishment of debt	—	—	—	9,785	—	9,785
Investment income	—	—	—	(4,856)	—	(4,856)
Other (income) loss	(42,438)	—	78	—	—	(42,360)
Transaction costs	—	—	—	26,567	—	26,567
Long-lived asset impairments	88,008	—	—	—	—	88,008
Goodwill and identifiable intangible asset impairments	2,061	—	—	—	—	2,061
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,029)	1,135	106
(Loss) income before income tax benefit	(101,310)	71,570	(7,269)	(227,046)	(1,135)	(265,190)
Income tax benefit	—	—	—	(1,759)	—	(1,759)
(Loss) income from continuing operations	$(101,310)	$71,570	$(7,269)	$(225,287)	$(1,135)	$(263,431)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the segment assets as of September 30, 2019 compared to December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Inpatient services	$4,224,275	$3,735,778
Rehabilitation therapy services	297,097	329,687
Other services	47,798	36,240
Corporate and eliminations	104,977	161,918
Total assets	$4,674,147	$4,263,623

The following table presents segment goodwill as of September 30, 2019 compared to December 31, 2018 (in thousands):

	Inpatient	Rehabilitation Therapy Services	Other Services	Consolidated
Balance at December 31, 2018
Goodwill	351,470	73,814	11,828	437,112
Accumulated impairment losses	(351,470)	—	—	(351,470)
	$—	$73,814	$11,828	$85,642
Balance at September 30, 2019
Goodwill	351,470	73,814	11,828	437,112
Accumulated impairment losses	(351,470)	—	—	(351,470)
	$—	$73,814	$11,828	$85,642

(7)   Property and Equipment

Property and equipment consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Land, buildings and improvements	$990,977	$469,575
Finance lease land, buildings and improvements	—	693,546
Financing obligation land, buildings and improvements	—	2,274,211
Equipment, furniture and fixtures	380,907	417,684
Construction in progress	2,771	9,340
Gross property and equipment	1,374,655	3,864,356
Less: accumulated depreciation	(417,437)	(976,802)
Net property and equipment	$957,218	$2,887,554

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

During 2019, the Company classified eight facilities in California as assets held for sale. The property and equipment of these facilities was primarily classified in the “Land, buildings and improvements” line item. See Note 14 – “Assets Held for Sale.”  Since this classification, the Company has sold the real property of seven of these facilities, resulting in a net reduction of property and equipment of $36.9 million.  See Note 3 – “Significant Transactions and Events – Divestiture of Non-Strategic Facilities – California Divestitures.”  At September 30, 2019, net property and equipment of $16.3 million attributable to one California skilled nursing facility remains classified as held for sale.

During the first quarter of 2019, the Company consolidated the financial statements of the Next Partnership.  See Note 3 – “Significant Transactions and Events – Strategic Partnerships – Next Partnership.”  The consolidation resulted in an increase to “Land, buildings and improvements” of $173.5 million.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the third quarter of 2019, the Company sold the real property of eight facilities and consolidated the property and equipment of the Vantage Point Partnership, as described in Note 3 – “Significant Transactions and Events – Strategic Partnerships – Vantage Point Partnership.” The sales resulted in a net reduction of property and equipment of $29.4 million, while the consolidation resulted in an increase of $339.2 million, both of which were primarily classified in the “Land, buildings and improvements” line item.

During the three and nine months ended September 30, 2019, the Company recorded long-lived asset impairment charges of $9.8 million and $10.7 million, respectively, on three skilled nursing facilities reducing property and equipment accordingly.

(8)   Leases

The Company leases the majority of the skilled nursing facilities and assisted/senior living facilities used in its operations, most of which are subject to triple-net leases, meaning that in addition to rent, the Company is responsible for paying property taxes, insurance, and maintenance and repair costs.  As of September 30, 2019, the Company leased approximately 78% of its centers; 44% were leased pursuant to master lease agreements with four landlords.  The Company also leases certain office space, land, and equipment.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Lease Transactions

During the nine months ended September 30, 2019, the Company amended, extended and terminated numerous facilities subject to several material lease agreements resulting in ROU asset and liability adjustments. See Note 3 – “Significant Transactions and Events – Lease Transactions.”

The maturity of total operating and finance lease obligations at September 30, 2019 is as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases (1)
2019 (excluding nine months ended September 30, 2019)	$94,983	$1,888
2020	382,353	7,570
2021	385,990	7,379
2022	381,397	7,168
2023	380,751	6,927
Thereafter	3,411,293	42,564
Total lease payments	5,036,767	73,496
Less interest	(2,201,697)	(31,082)
Total lease obligations	2,835,070	42,414
Less current portion	(137,574)	(2,738)
Long-term lease obligations	$2,697,496	$39,676

(1)	Finance lease payments include $37.2 million related to options to extend lease terms that are reasonably certain of being exercised.

The Company’s future minimum commitments under finance leases (formerly capital leases), financing obligations, and operating leases as of December 31, 2018 were as follows (in thousands):

Year ending December 31,	Finance Leases	Financing Obligations	Operating Leases
2019	$88,793	$237,335	$110,755
2020	89,397	242,052	109,391
2021	91,292	245,311	106,031
2022	93,281	242,214	84,003
2023	95,376	247,852	76,701
Thereafter	3,325,042	6,661,624	373,753
Total future minimum lease payments	3,783,181	7,876,388	$860,634
Less amount representing interest	(2,813,068)	(5,141,448)
Total lease obligation	970,113	2,734,940
Less current portion	(2,171)	(2,001)
Long-term obligation	$967,942	$2,732,939

		Three months ended	Nine months ended
Lease Cost	Classification	September 30, 2019	September 30, 2019
Operating lease cost	Lease expense	$100,018	$288,665
Finance lease cost:
Amortization of finance lease right-of-use assets	Depreciation and amortization expense	1,734	15,222
Interest on finance lease obligations	Interest expense	4,299	48,931
Total finance lease expense		6,033	64,153
Variable lease cost	Other operating expenses	10,697	32,027
Short-term leases	Other operating expenses	5,980	18,596
Total lease cost		$122,728	$403,441

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides remaining lease term and discount rates by lease classification as of the three and nine months ended September 30, 2019:

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	13.4
Finance leases	8.1
Weighted-average discount rate
Operating leases	9.6%
Finance leases	7.2%

The following table includes supplemental lease information for the three and nine months ended September 30, 2019 (in thousands):

	Three months ended	Nine months ended
Other information	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$98,521	$270,449
Operating cash flows from finance leases	4,835	45,286
Financing cash flows from finance leases	702	1,973
Right-of-use assets obtained in exchange for new lease obligations
Operating leases	5,306	82,471
Finance leases	688	688

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

The Company has master lease agreements with Welltower, Sabra Health Care REIT, Inc., Omega and Second Spring (collectively, the Master Lease Agreements).  The Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity.  At September 30, 2019, the Company is in compliance with the financial covenants contained in the Master Lease Agreements.

The Company has two master lease agreements with Cindat Best Years Welltower JV LLC (CBYW) involving 28 of its facilities.  The Company did not meet certain financial covenants contained in one of the master lease agreements involving five of its facilities at September 30, 2019.  On November 4, 2019, the Company received a waiver for these covenant breaches through January 1, 2021.  At September 30, 2019, the Company is in compliance with the financial covenants contained in the other master lease agreement.

At September 30, 2019, the Company did not meet certain financial covenants contained in three leases related to five of its facilities.  The Company is, and expects to continue to be, current in the timely payment of its obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of the Company’s other loan or lease agreements.  The Company will continue to work with the related credit parties to amend such leases and the related financial covenants.  The Company does not believe the breach of such financial covenants at September 30, 2019 will have a material adverse impact on it.  The Company has been afforded certain cure rights to such defaults by posting collateral in the form of additional letters of credit or security deposit.

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

(9)    Long-Term Debt

Long-term debt at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Asset based lending facilities, net of debt issuance costs of $9,295 and $11,335 at September 30, 2019 and December 31, 2018, respectively	$384,866	$419,289
Term loan agreements, net of debt issuance costs of $1,226 and $1,851 and debt premium balance of $5,473 and $8,446 at September 30, 2019 and December 31, 2018, respectively	193,380	184,652
Real estate loans, net of debt issuance costs of $4,224 and $5,360 and debt premium balance of $21,744 and $28,992 at September 30, 2019 and December 31, 2018, respectively	266,003	307,690
HUD insured loans, net of debt issuance costs of $2,936 and $5,247 and debt premium balance of $0 and $860 at September 30, 2019 and December 31, 2018, respectively	117,699	181,762
Notes payable	78,157	81,398
Mortgages and other secured debt (recourse)	5,450	4,190
Mortgages and other secured debt (non-recourse), net of debt issuance costs of $7,890 and $187 and debt premium balance of $1,447 and $1,520 at September 30, 2019 and December 31, 2018, respectively	497,142	26,483
	1,542,697	1,205,464
Less: Current installments of long-term debt	(121,745)	(122,531)
Long-term debt	$1,420,952	$1,082,933

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

The ABL Credit Facilities have a five-year term set to mature on March 6, 2023.  The ABL Credit Facilities include a springing maturity clause that would accelerate its maturity 90 days prior to the maturity of the Term Loan Agreements, Welltower Real Estate Loans or MidCap Real Estate Loans (each defined below), in the event those agreements are not extended or refinanced.  The revolving credit facility includes a swinging lockbox arrangement whereby the Company transfers all funds deposited within its designated lockboxes to MidCap on a daily basis and then draws from the revolving credit facility as needed.  In accordance with U.S. GAAP, the Company has presented the entire revolving credit facility borrowings balance of $109.2 million in current installments of long-term debt at September 30, 2019.  Despite this classification, the Company expects that it will have the ability to borrow and repay on the revolving credit facility through its maturity on March 6, 2023.  Cash proceeds of $50.4 million received under the ABL Credit Facilities remain in a restricted account.  This amount is pledged to cash collateralize letters of credit. The Company has classified this deposit and all cash account balances subject to deposit account control agreements that were sprung under the ABL Credit Facilities as restricted cash and equivalents on the consolidated balance sheets at September 30, 2019 and December 31, 2018.

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

Borrowings and interest rates under the ABL Credit Facilities were as follows at September 30, 2019 (dollars in thousands):

			Weighted
			Average
ABL Credit Facilities	Commitment	Borrowings	Interest
Term loan facility	$285,000	$285,000	8.09%
Revolving credit facility (Non-HUD)	168,000	49,630	8.09%
Revolving credit facility (HUD)	72,000	29,530	8.09%
Delayed draw term loan facility	30,000	30,000	13.09%
	$555,000	$394,160	8.47%

As of September 30, 2019, the Company had a total borrowing base capacity of $406.5 million with outstanding borrowings under the ABL Credit Facilities of $394.2 million, leaving the Company with approximately $12.3 million of available borrowing capacity under the ABL Credit Facilities.

Term Loan Agreements

The Company and certain of its affiliates, including FC-GEN (the Borrower) are party to a term loan agreement, as amended, (the Term Loan Agreement) with an affiliate of Welltower and an affiliate of Omega.  The Term Loan Agreement originally provided for term loans (the Term Loans) in the aggregate principal amount of $120.0 million and later expanded to $160.0 million.  The Term Loan Agreement was amended on May 9, 2019 to extend the maturity date from July 29, 2020 to November 30, 2021. The original Term Loan for $120.0 million bears interest at a rate equal to 10.0% per annum, with up to 5.0% per annum to be paid in kind.  The additional Term Loan for $40.0 million bears interest at a rate equal to 14.0% per annum, with up to 9.0% per annum to be paid in kind.  As of September 30, 2019, the Term Loans had an outstanding principal balance of $194.6 million, which includes a net debt premium balance of $5.5 million.

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

Real Estate Loans

On March 30, 2018, the Company entered into two real estate loans with MidCap (MidCap Real Estate Loans) with combined available proceeds of $75.0 million, $73.0 million of which was drawn as of September 30, 2019.  The MidCap Real Estate Loans are secured by 12 skilled nursing facilities and are subject to a five-year term maturing on March 30, 2023.  The maturity of the MidCap Real Estate Loans will accelerate in the event the ABL Credit Facilities are repaid in full and terminated.  The loans, which were interest only in the first year, are subject to an annual interest rate equal to 30-day LIBOR (subject to a floor of 1.5%) plus an applicable margin of 5.85%.  Beginning April 1, 2019, mandatory principal payments commenced, with the balance of the loans to be repaid at maturity.  Proceeds from the MidCap Real Estate Loans were used to repay partially the Welltower Real Estate Loans (defined below).   On May 1, 2019, the Company divested the real property and operations of five skilled nursing facilities in California, three of which were subject to the MidCap Real Estate Loans. The Company used the sale proceeds to repay $27.7 million on the MidCap Real Estate Loans. During the third quarter of 2019, the Company divested the real property of two skilled nursing facilities in New Jersey and one skilled nursing facility in Maryland that were subject to the MidCap Real Estate Loans and used the sale proceeds to repay $10.5 million on the loans. See Note 3 – “Significant Transactions and Events – Strategic Partnerships – Vantage Point Partnership.” The MidCap Real Estate Loans have an outstanding balance of $34.3 million at September 30, 2019.

On November 8, 2018, one of the MidCap Real Estate Loans was amended with an additional borrowing of $10.0 million.  The proceeds were used to retire a maturing mortgage loan on a corporate office building.  The office building has been added as collateral and the loan maturity remains March 30, 2023. The $10.0 million additional loan is subject to an annual interest rate equal to 30-day LIBOR (subject to a floor of 2.0%) plus an applicable margin of 6.25% with principal amortizing immediately and the balance due at maturity.  During the third quarter of 2019, the Company repaid $1.6 million on this loan in conjunction with the aforementioned facility sales in New Jersey and Maryland. See Note 3 – “Significant Transactions and Events – Strategic Partnerships – Vantage Point Partnership.” The loan has an outstanding balance of $8.2 million at September 30, 2019.

The Company is subject to multiple real estate loan agreements with Welltower (Welltower Real Estate Loans).  The Welltower Real Estate Loans are subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and/or refinance of the underlying facilities such net proceeds are required to be used to repay the outstanding principal balance of the Welltower Real Estate Loans.  Each Welltower Real Estate Loan has a maturity date of January 1, 2022 and an annual interest rate of 12.0%, of which 7.0% will be paid in cash and 5.0% will be paid in kind.  The Company agreed to make commercially reasonable efforts to secure commitments to repay no less than $105.0 million of the Welltower Real Estate Loan obligations.  As of September 30, 2019, the Company has not yet secured the total required repayments or commitments.  As a result, the annual cash component of the interest payments was increased by approximately $2.0 million with a corresponding decrease in the paid in kind component of interest.  At September 30, 2019, the Welltower Real Estate Loans are secured by a mortgage lien on the real property and a second lien on certain receivables of the operators of the five remaining facilities subject to the Welltower Real Estate Loans.  The Welltower Real Estate Loans contain a conversion option, whereby up to $50.0 million of the balance can be converted into Class A common stock of the Company or a 10-year note bearing 2% paid in kind interest.  The conversion option is available to the Company upon the satisfaction of certain conditions, the most significant include:  the raise of new capital and application thereof to existing Welltower debt instruments, the repayment of $105.0 million to Welltower, as described above, the partial repayment of the Term Loans, and the partial repayment of the Welltower Real Estate Loans, such that the remaining outstanding principal balance does not exceed $50.0 million. As of September 30, 2019, the Welltower Real Estate Loans have an outstanding principal balance of $227.7 million, which includes a debt premium balance of $21.7 million.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

HUD Insured Loans

As of September 30, 2019, the Company has 19 skilled nursing facility loans insured by the U.S. Department of Housing and Urban Development (HUD) with a combined aggregate principal balance of $167.6 million, which includes a debt premium balance of $2.8 million.

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

All HUD insured loans are non-recourse loans to the Company. All loans are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of September 30, 2019, the Company has total escrow reserve funds of $15.6 million with the loan servicer that are reported within prepaid expenses.

During the nine months ended September 30, 2019, the Company sold the real property of three skilled nursing facilities and one assisted/senior living facility in California subject to HUD financing.  The proceeds of which were used to retire HUD insured loans totaling $23.8 million. See Note 3 – “Significant Transactions and Events – Divestiture of Non-Strategic Facilities – California Divestitures.”  In addition, the Company sold one skilled nursing facility in New Jersey and one skilled nursing facility in Virginia.  The proceeds of these two sales were used to retire HUD insured loans totaling $18.4 million.  See Note 3 – “Significant Transactions and Events – Strategic Partnerships – Vantage Point Partnership.”

At September 30, 2019, the HUD insured loans of four skilled nursing facilities were classified as held for sale in the consolidated balance sheets. These loans had an aggregate principal balance of $46.3 million, net of debt issuance costs and debt premiums, and aggregate escrow reserve funds of $4.6 million.  The sale of the facilities is expected to be completed in 2019 or early 2020. See Note 14 – “Assets Held for Sale.”

Notes Payable

On January 17, 2018, the Company converted $19.6 million of its trade payables into a note payable.  The note, as amended, will be repaid in equal monthly installments through December 2019 at an annual interest rate of 5.75% and has an outstanding balance of $2.0 million at September 30, 2019.

In connection with Welltower’s sale of 64 skilled nursing facilities to Second Spring on November 1, 2016, the Company issued a note totaling $51.2 million to Welltower.  The note accrues cash interest at 3% and paid-in-kind interest at 7%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every May 1 and November 1.  The note was amended on May 9, 2019 to extend the maturity date from October 30, 2020 to December 15, 2021.  Upon the satisfaction of certain conditions, including the repayment of the Term Loans, repayment of the other note payable, noted below, to Welltower, and partial repayment of the Welltower Real Estate Loans, the outstanding note balance in excess of $6.0 million will be forgiven by Welltower. The note has an outstanding accreted balance of $62.1 million at September 30, 2019.

In connection with Welltower’s sale of 28 skilled nursing facilities to CBYW on December 23, 2016, the Company issued a note totaling $11.7 million to Welltower. The note accrues cash interest at 3% and paid-in-kind interest at 7%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every June 15 and December 15.  The note matures on December 15, 2021, and has an outstanding accreted principal balance of $14.1 million at September 30, 2019.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Debt

Mortgages and other secured debt (recourse). The Company carries mortgage loans and notes payable on certain of its corporate office buildings and other acquired assets.  The loans are secured by the underlying real property and have fixed or variable rates of interest with a weighted average interest rate of 1.6% at September 30, 2019, with maturity dates ranging from 2019 to 2020.

Mortgages and other secured debt (non-recourse). Loans are carried by certain of the Company’s consolidated joint ventures and VIEs.  The loans consist principally of revenue bonds and secured bank loans.  Loans are secured by the underlying real and personal property of individual facilities and have fixed or variable rates of interest with a weighted average interest rate of 7.2% at September 30, 2019.  Maturity dates range from 2022 to 2034.  Loans are labeled “non-recourse” because neither the Company nor any of its wholly owned subsidiaries is obligated to perform under the respective loan agreements.  The aggregate principal balance of these loans includes a $1.5 million debt premium on one debt instrument.  In the nine months ended September 30, 2019, the Company consolidated the financial statements of the Next Partnership and the Vantage Point Partnership.  See Note 3 – “Significant Transactions and Events – Strategic Partnerships – Next Partnership” and Note 3 – “Significant Transactions and Events – Strategic Partnerships – Vantage Point Partnership.” The Next Partnership’s debt consists of a three-year term loan in the amount of $142.1 million and a 10-year mezzanine loan in the amount of $27.0 million.  The Vantage Point Partnership’s debt consists of a 7-year term loan with available proceeds of $240.9 million, $233.6 million of which was drawn as of September 30, 2019, as well as a promissory note due to Vantage Point in the amount of $76.8 million due on September 12, 2028.

Debt Covenants

The ABL Credit Facilities, the Term Loan Agreement and the Welltower Real Estate Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, minimum liquidity and maximum capital expenditures.  The Credit Facilities include cross-default provisions with each other and certain material lease agreements.  At September 30, 2019, the Company was in compliance with its financial covenants contained in the Credit Facilities.

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

The maturity of total debt of $1,539.6 million, excluding debt issuance costs and other non-cash debt discounts and premiums, at September 30, 2019 is as follows (in thousands):

Twelve months ended September 30,
2020	$121,779
2021	5,411
2022	623,764
2023	341,338
2024	12,999
Thereafter	434,313
Total debt maturity	$1,539,604

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(10)Income Taxes

The Company effectively owns 65.9% of FC-GEN, which is an entity taxed as a partnership for U.S. income tax purposes and the Company’s only source of taxable income.  FC-GEN is subject to income taxes in several U.S. state and local jurisdictions.  The income taxes assessed by these jurisdictions are included in the Company’s tax provision, but at its 65.9% ownership of FC-GEN.

For the three months ended September 30, 2019, the Company recorded income tax benefit of $0.6 million from continuing operations, representing an effective tax rate of (1.0%), compared to income tax benefit of $1.2 million from continuing operations, representing an effective tax rate of 1.3%, for the same period in 2018.  The negative effective tax rate for the three months ended September 30, 2019 compared to the same period in 2018 is the result of US GAAP gain recorded upon the disposition of leased centers during this period in 2019 that is not recognized for US federal or state income taxes.

For the nine months ended September 30, 2019, the Company recorded income tax benefit of $0.7 million from continuing operations, representing an effective tax rate of (2.8%), compared to income tax benefit of $1.8 million from continuing operations, representing an effective tax rate of 0.7%, for the same period in 2018. The negative effective tax rate for the nine months ended September 30, 2019 compared to the same period in 2018 is the result of US GAAP gain recorded upon the disposition of leased centers during this period in 2019 that is not recognized for US federal or state income taxes.

The Company continues to assess the requirement for, and amount of, a valuation allowance in accordance with the “more likely than not” standard.  Management had previously determined that the Company would not realize its deferred tax assets and established a valuation allowance against the deferred tax assets.  As of September 30, 2019, management has determined that the valuation allowance is still necessary.

The Company’s Bermuda captive insurance company is expected to produce a minimal U.S. federal taxable loss in 2019.  The captive is expected to generate positive pre-tax income in future periods to off-set its deferred tax assets.  The 2019 U.S. federal taxable loss cannot be carried back but can be carried forward indefinitely.

The Company provides rehabilitation therapy services within the People’s Republic of China and Hong Kong.  At September 30, 2019, these business operations do not comprise a significant portion of the Company’s overall operating results.  Management does not anticipate these operations will generate significant taxable income in the near term.  The Company, through a wholly owned subsidiary, has made a minimal investment in the stock of a company providing rehabilitation therapy services in the country of India.  The operations currently do not have a material effect on the Company’s effective tax rate.

Exchange Rights and Tax Receivable Agreement

The owners of FC-GEN have the right to exchange their membership units in FC-GEN,  along with an equivalent number of Class C shares, for shares of Class A common stock of the Company or cash, at the Company’s option.  As a result of such exchanges, the Company’s membership interest in FC-GEN would increase and its purchase price would be reflected in its share of the tax basis of FC-GEN’s tangible and intangible assets.  Any resulting increases in tax basis are likely to increase tax depreciation and amortization deductions and, therefore, reduce the amount of income tax the Company would otherwise be required to pay in the future.  Any such increase would also result in a decreased gain (or increased loss) on future dispositions of the affected assets.  There were exchanges of 3,174,106 FC-GEN units and Class C shares in the nine months ended September 30, 2019 equating to 3,174,661 Class A shares.  The exchanges during the nine months ended September 30, 2019 resulted in a $14.3 million internal revenue code (IRC) Section 754 tax basis step-up in the tax deductible goodwill of FC-GEN.  There were exchanges of 1,860,592 FC-GEN units and Class C shares in the nine months ended September 30, 2018 equating to 1,860,912 Class A shares.  The exchanges during the nine months ended September 30, 2018 resulted in a $9.5 million IRC Section 754 tax basis step-up in the tax deductible goodwill of FC-GEN.

The Company is party to a tax receivable agreement (TRA) with the owners of FC-GEN.  The agreement provides for the payment by the Company to the owners of FC-GEN of 90% of the cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of (i) the increases in tax basis attributable to the owners of FC-GEN and (ii) tax

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

(11)Related Party Transactions

The Company provides rehabilitation services to certain facilities owned and operated by a customer in which certain members of the Company’s board of directors and board observers beneficially own a majority ownership interest in the aggregate.  These

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

services resulted in net revenues of $29.1 million and $88.9 million in the three and nine months ended September 30, 2019, respectively, as compared to net revenues of $30.6 million and $96.2 million in the three and nine months ended September 30, 2018, respectively.  The services resulted in net accounts receivable balances of $32.5 million and $32.3 million at September 30, 2019 and December 31, 2018, respectively.  In addition, the Company has a note receivable for $56.3 million due from the related party customer. The Company has posted a $55.0 million reserve against the note receivable and deems this reserve prudent given the delays in collection on account of this related party customer.  Further, the reserve represents the judgment of management, and does not indicate a forgiveness of any amount of the outstanding accounts receivable owed by this related party customer.  The Company is monitoring the financial condition of this customer and will adjust the reserve levels accordingly as new information about their outlook is available.

Certain members of the Company’s board of directors and board observers indirectly beneficially hold ownership interests in FC Compassus LLC (Compassus) totaling less than 10% in the aggregate. The Company is party to certain immaterial preferred provider and affiliation agreements with Compassus.  Separately, the Company has a note receivable balance of $22.1 million from Compassus outstanding at September 30, 2019. The note, which is comprised of principal of $12.0 million and accrued interest, is associated with the Company’s sale of its hospice and home health operations to Compassus, which was completed during 2016.

Prior to September 20, 2019, certain members of the Company’s board of directors and board observers indirectly beneficially held ownership interests in Trident USA totaling less than 10% in the aggregate. Effective September 20, 2019, no members of the Company’s board of directors and board observers indirectly beneficially hold any ownership interests in Trident USA.  The Company is party to mobile radiology and laboratory/diagnostic services agreements with Trident USA.  Fees for these services were $2.4 million and $6.2 million in the three and nine months ended September 30, 2019, respectively, compared to $3.4 million and $10.0 million in the three and nine months ended September 30, 2018, respectively.

Certain subsidiaries of the Company are subject to a lease and a purchase option of 12 centers in New Hampshire and Florida from 12 separate limited liability companies affiliated with Next (the Next Landlord Entities). The lease was effective June 1, 2018 and the initial annualized rent to be paid is $13.0 million. The purchase option will become exercisable in the fifth lease year. In addition, certain subsidiaries of the Company are subject to a lease and a purchase option of 15 centers in Pennsylvania, New Jersey, Connecticut, Massachusetts and West Virginia from 15 separate limited liability companies affiliated with the Next Landlord Entities. The Company owns a 46% membership interest in the Next Partnership.  The lease was effective February 1, 2019 and the initial annualized rent to be paid is $19.5 million.  The purchase option is exercisable for a period of time in the fifth, sixth and seventh lease years. See Note 3 – “Significant Transactions and Events – Strategic Partnerships – Next Partnership.”  Certain members of the Company’s board of directors each directly or indirectly hold an ownership interest in the Next Landlord Entities totaling approximately 4% in the aggregate.  These members have earned acquisition fees, and may earn asset management fees and other fees with respect to the Next Landlord Entities.

As of September 30, 2019, Welltower held approximately 8.9% of the shares of the Company’s Class A Common Stock, representing approximately 5.8% of the voting power of the Company’s voting securities.  The Company is party to a master lease with an affiliate of Welltower.  The initial term of the master lease expires on January 31, 2037 and the Company has one eleven-year renewal option.  Beginning January 1, 2019, annual rent escalators under the master lease were 2.0%. During the three and nine months ended September 30, 2019, the Company paid rent of approximately $17.9 million and $56.0 million, respectively, to Welltower.  The Company holds options to purchase certain facilities subject to the master lease.  At September 30, 2019, the Company leased 43 facilities from Welltower.  The Company and certain of its affiliates are also party to certain debt instruments with Welltower.  See Note 9 – “Long-Term Debt – Term Loan Agreements,” “Long-Term Debt – Real Estate Loans,” and “Long-Term Debt – Notes Payable.”

In the third quarter of 2018, the Company began providing rehabilitation services to five health care centers operated by affiliates of NSPR Centers, LLC (NSpire).  Certain members of the Company’s board of directors and board observers beneficially own in the aggregate a majority of the ownership interests in NSpire.  The Company recorded net revenues of $1.7 million and $5.2 million, respectively, for services provided to NSpire in the three and nine months ended September 30, 2019.  The services resulted in net accounts receivable balances of $1.7 million and $1.1 million at September 30, 2019 and December 31, 2018, respectively.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On September 15, 2019, the Company entered into a consulting agreement with one of the Company’s board observers.  The consulting agreement has a term of one year and compensation of approximately $0.6 million.  Services provided include sourcing, negotiating and assisting with closing of transactions and financing.

(12)Other Income

In the three and nine months ended September 30, 2019 and 2018, the Company completed multiple transactions, including the divestiture of numerous skilled nursing facilities and the termination or modification of certain lease agreements. See Note 3 – “Significant Transactions and Events.”  These transactions resulted in a net (gain) loss recorded as other income in the consolidated statements of operations.  The following table summarizes those net (gains) losses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Gain on sale of owned assets	$(63,645)	$—	$(90,992)	$—
Loss recognized for exit costs associated with divestiture of operations	6,725	8,223	14,647	17,371
Gain on lease termination or modification	(74,891)	—	(95,796)	—
Gain on lease terminations and amendments - unamortized straight-lining, favorable and unfavorable lease balances	—	(76)	—	(12,013)
Gain on lease terminations and amendments - unamortized financing lease and capital lease obligations	—	(31,817)	—	(53,027)
Loss on lease termination settlement	—	3,463	—	3,463
Loss associated with lease extensions or newly leased operations, net	—	—	—	1,846
Total other income	$(131,811)	$(20,207)	$(172,141)	$(42,360)

(13)Asset Impairment Charges

Long-Lived Assets with a Definite Useful Life

In each quarter, the Company’s long-lived assets with a definite useful life are tested for impairment at the lowest levels for which there are identifiable cash flows.  The Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived assets and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived assets.  The cash flow period was based on the remaining useful lives of the primary asset in each long-lived asset group, principally a building or ROU asset in the inpatient segment and customer relationship assets in the rehabilitation therapy services segment.  During the three and nine months ended September 30, 2019, the Company recognized impairment charges in the inpatient segment of $16.0 million and $16.9 million, respectively. During the three and nine months ended September 30, 2018, the Company recognized impairment charges in the inpatient segment totaling $32.4 million and $88.0 million, respectively.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the real estate of the seven skilled nursing facilities is expected to close in 2019 and marks an exit from the inpatient business in Texas.

During the nine months ended September 30, 2019, the Company identified a disposal group of seven skilled nursing facilities and one assisted/senior living facility operated by the Company in the state of California that qualified as assets held for sale. The Company is party to a purchase and sale agreement, as amended, to sell the facilities for $88.8 million. As of September 30, 2019, seven of the facilities were sold. See Note 3 – “Significant Transactions and Events – Divestiture of Non-Strategic Facilities – California Divestitures.” The remaining facility is subject to a HUD-insured loan, so closing is subject to licensure and other regulatory approvals and is expected to occur in 2019 or early 2020. The disposal group does not meet the criteria as a discontinued operation.

In total, the Company has classified as assets held for sale in its consolidated balance sheets as of September 30, 2019 and December 31, 2018, the real property and other balances associated with eight facilities and seven facilities, respectively.

The following table sets forth the major classes of assets and liabilities included as part of the disposal groups (in thousands):

	September 30, 2019	December 31, 2018
Current assets:
Prepaid expenses	$4,740	$3,375
Long-term assets:
Property and equipment, net of accumulated depreciation of $5,840 and $3,640 at September 30, 2019 and December 31, 2018, respectively	32,517	16,087
Total assets	$37,257	$19,462
Current liabilities:
Current installments of long-term debt	$1,020	$639
Long-term liabilities:
Long-term debt	45,314	25,942
Total liabilities	$46,334	$26,581

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

The reserves for loss for workers’ compensation risks are discounted based on actuarial estimates of claim payment patterns using a discount rate for the current policy year of 1.8%. The discount rates are based upon the risk-free rate for the appropriate duration for the respective policy year. The removal of discounting would have resulted in an increased reserve for workers’ compensation risks of $9.5 million and $8.3 million as of September 30, 2019 and December 31, 2018, respectively. The reserves for general and professional liability are recorded on an undiscounted basis.

For the three months ended September 30, 2019 and 2018, the provision for general and professional liability risk totaled $16.1 million and $25.0, respectively. For the nine months ended September 30, 2019 and 2018, the provision for general and professional liability risk totaled $42.9 million and $79.2 million, respectively.  The reduction in the provision for general and professional liability for the three and nine months ended September 30, 2019 is the result of favorable prior year claim development and lower current year loss exposures.  The favorable development is due to the combination of the ongoing impact of tort reform, claim settlements, and other risk management initiatives.  The reserves for general and professional liability were $393.2 million and $435.3 million as of September 30, 2019 and December 31, 2018, respectively.

For the three months ended September 30, 2019, and 2018, the provision for workers’ compensation risk totaled $14.0 million and $15.0 million, respectively.  For the nine months ended September 30, 2019 and 2018, the provision for workers’ compensation risk totaled $42.7 million and $41.4 million, respectively.  The reserves for workers’ compensation risks were $171.0 million and $168.3 million as of September 30, 2019 and December 31, 2018, respectively.

Health Insurance

The Company offers employees an option to participate in self-insured health plans.  Health insurance claims are paid as they are submitted to the plans’ administrators.  The Company maintains an accrual for claims that have been incurred but not yet reported to the plans’ administrators and therefore have not yet been paid.  This accrual for incurred but not yet reported claims was $15.0 million and $16.6 million as of September 30, 2019 and December 31, 2018, respectively.  The liability for the self-insured health plan is recorded in accrued compensation in the consolidated balance sheets.  Although management believes that the amounts provided in the Company’s consolidated financial statements are adequate and reasonable, there can be no assurances that the ultimate liability for such self-insured risks will not exceed management’s estimates.

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

The tables below present the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Assets:	2019	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$34,837	$34,837	$—	$—
Restricted cash and equivalents	93,232	93,232	—	—
Restricted investments in marketable securities	128,994	43,829	85,165	—
Total	$257,063	$171,898	$85,165	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$20,865	$20,865	$—	$—
Restricted cash and equivalents	121,411	121,411	—	—
Restricted investments in marketable securities	136,153	40,699	95,454	—
Total	$278,429	$182,975	$95,454	$—

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

Debt Instruments

The table below shows the carrying amounts and estimated fair values, net of debt issuance costs and other non-cash debt discounts and premiums, of the Company’s primary long-term debt instruments (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Asset based lending facilities	$384,866	$384,866	$419,289	$419,289
Term loan agreements	193,380	193,380	184,652	184,652
Real estate loans	266,003	266,003	307,690	307,690
HUD insured loans	117,699	117,699	181,762	180,950
Notes payable	78,157	78,157	81,398	81,398
Mortgages and other secured debt (recourse)	5,450	5,450	4,190	4,190
Mortgages and other secured debt (non-recourse)	497,142	497,142	26,483	26,483
	$1,542,697	$1,542,697	$1,205,464	$1,204,652

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

The following tables presents the Company’s hierarchy for nonfinancial assets measured at fair value on a non-recurring basis (in thousands):

		Impairment Charges -
	Carrying Value	Nine months ended
	September 30, 2019	September 30, 2019
Assets:
Property and equipment, net	$957,218	$10,696
Finance lease right-of-use assets, net	37,685	—
Operating lease right-of-use assets	2,416,914	6,241
Intangible assets, net	90,079	—
Goodwill	85,642	—

		Impairment Charges -
	Carrying Value	Nine months ended
	December 31, 2018	September 30, 2018
Assets:
Property and equipment, net	$2,887,554	$88,008
Intangible assets, net	119,082	2,061
Goodwill	85,642	—

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

(17)   Subsequent Events

On October 1, 2019, the Company divested or exited the operations of two skilled nursing facilities in New Jersey and California, which in total, generated annual revenues of $17.2 million and pre-tax net loss of $0.7 million.  A loss on divestiture of the two operations totaling $0.7 million was recognized in the three and nine months ended September 30, 2019 and is included in other income in the consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition as of the dates and for the periods presented and should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q. As used in this MD&A, the words “we,” “our,” “us” and the “Company,” and similar terms, refer collectively to Genesis Healthcare, Inc. and its wholly-owned subsidiaries, unless the context requires otherwise. This MD&A should be read in conjunction with our consolidated financial statements and related notes included in this report, as well as the financial information and MD&A contained in our Annual Report (defined below).

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

Business Overview

Genesis is a healthcare services company that through its subsidiaries owns and operates skilled nursing facilities, assisted living facilities and a rehabilitation therapy business.  We have an administrative services company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services.  At September 30, 2019, we provided inpatient services through 384 skilled nursing, senior/assisted living and behavioral health centers located in 26 states.  Revenues of our owned, leased and otherwise consolidated inpatient businesses constitute approximately 86% of our revenues.

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

Significant Transactions and Events

Strategic Partnerships

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

In accordance with U.S. GAAP, we have concluded the Next Partnership qualifies as a VIE and we are the primary beneficiary.  As such, we have consolidated all of the accounts of the Next Partnership in the accompanying financial statements.  The right-of-use (ROU) assets and lease obligations related to the Next Partnership lease agreement have been fully eliminated in our consolidated financial statements. The Next Partnership acquired 22 skilled nursing facilities for a purchase price of $252.5 million but immediately sold seven of these facilities for $79.0 million.  The initial consolidation of the remaining 15 facilities resulted in property and equipment of $173.5 million, non-recourse debt of $165.7 million, net of debt issuance costs, and non-controlling interest of $18.5 million.  We have not finalized the analysis of the consideration and purchase price allocation and will continue to review this during the measurement period.  The impact of consolidation on the accompanying consolidated statement of operations was not material for the nine months ended September 30, 2019 apart from non-recurring transaction costs of $5.3 million.

Vantage Point Partnership

On September 12, 2019, Welltower and Second Spring Healthcare Investments (Second Spring) sold the real estate of four and 14 facilities, respectively, to a real estate partnership (Vantage Point Partnership), in which we invested $37.5 million, consisting of an equity investment of $3.7 million, for an approximate 30% membership interest, and a formation loan of $33.7 million.  The remaining membership interest is held by Vantage Point Capital, LLC (Vantage Point) for an investment of $85.3 million consisting of an equity investment of $8.5 million and a formation loan of $76.8 million.  In conjunction with the facility sales, we received aggregate annual rent credits of approximately $30.3 million. We will continue to operate these facilities pursuant to a new master lease with the Vantage Point Partnership.  The term of the master lease is 15 years with two five-year renewal options available.  We will pay annual rent of approximately $33.1 million, with no rent escalators for the first four years and an escalator of 2% beginning in the fifth lease year and thereafter.  We also obtained a fixed price purchase option to acquire all of the real property of the facilities.  The purchase option is exercisable during certain periods in fiscal years 2024 and 2025 for a 10% premium over the original purchase price.  Further, Vantage Point holds a put option that would require us to acquire its membership interests in the Vantage Point Partnership. The put option becomes exercisable if we opt not to purchase the facilities or upon the occurrence of certain events of default.

In accordance with U.S. GAAP, we have concluded the Vantage Point Partnership qualifies as a VIE and we are the primary beneficiary.  As such, we have consolidated all of the accounts of the Vantage Point Partnership in the accompanying financial statements.  The ROU assets and lease obligations related to the Vantage Point Partnership lease agreement have been fully eliminated in our consolidated financial statements. The Vantage Point Partnership acquired all 18 skilled nursing facilities for a purchase price of $339.2 million.  The initial consolidation primarily resulted in property and equipment of $339.2 million, non-recourse debt of $306.1 million, net of debt issuance costs, and non-controlling interest of $8.5 million.  We have not finalized the analysis of the consideration and purchase price allocation and will continue to review this during the measurement period.  Other than transaction costs of $11.0 million, the impact of consolidation on the accompanying consolidated statement of operations was not material for the three months ended September 30, 2019.

In order to raise capital for the Vantage Point Partnership investment, we sold the real property of seven skilled nursing facilities and one senior/assisted living facility located in Georgia, New Jersey, Virginia, and Maryland to affiliates of Vantage Point for an aggregate purchase price of $91.8 million, using the majority of the proceeds to acquire our interest in the Vantage Point Partnership and repay indebtedness. The operations of seven of these facilities were also divested.  Three of the facilities were subject to real estate loans and two were subject to HUD insured loans. See Note 7 – “Property and Equipment” and Note 9 – “Long-Term Debt – Real Estate Loans” and “Long-Term Debt – HUD Insured Loans.” We also divested the operations of an additional leased skilled nursing facility located in Georgia, marking an exit from the inpatient business in this state. The divested facilities had aggregate annual revenues of $84.1 million and annual pre-tax net income of $2.6 million. The divestitures resulted in an aggregate gain of $58.2 million.

Divestiture of Non-Strategic Facilities

California Divestitures

During the second quarter of 2019, we sold the real property and divested the operations of five skilled nursing facilities in California for a sale price of $56.5 million. Loan repayments of $41.8 million were paid on the facilities at closing. See Note 7 – “Property and Equipment” and Note 9 – “Long-Term Debt – Real Estate Loans” and “Long-Term Debt – HUD Insured Loans.” We incurred prepayment penalties and other closing costs of $2.4 million at settlement. The facilities generated annual revenues of $53.0 million and pre-tax net income of $1.6 million.  The divestiture resulted in a gain of $25.0 million. We also divested the operations of one behavioral health center located in California upon the lease’s expiration in the second quarter of 2019. The center generated annual revenues of $3.1 million and pre-tax net loss of $0.3 million. The divestiture resulted in a loss of $0.1 million.

During the third quarter of 2019, we sold the real property and divested the operations of one additional skilled nursing facility and one assisted/senior living facility in California for an aggregate sale price of $11.5 million. Loan repayments of $9.6 million were paid on the facilities at closing.  See Note 7 – “Property and Equipment” and Note 9 – “Long-Term Debt – HUD Insured Loans.” The facilities generated annual revenues of $10.4 million and pre-tax net income of less than $0.1 million. The divestiture resulted in an aggregate gain of $1.0 million.

Other Divestitures

During the first quarter of 2019, we divested the operations of nine facilities located in New Jersey and Ohio that were subject to the master lease with Welltower (the Welltower Master Lease).  The nine divested facilities had aggregate annual revenues of $90.2 million and annual pre-tax net loss of $6.0 million.  We recognized a loss on exit reserves of $3.3 million.  We also completed the closure of one facility located in Ohio.  The facility generated annual revenues of $7.7 million and pre-tax net loss of $1.6 million. The closure resulted in a loss of $0.2 million.

During the second quarter of 2019, we divested the operations of three leased skilled nursing facilities. Two of the facilities were located in Connecticut and subject to the Welltower Master Lease, while the third was located in Ohio. The facilities generated annual revenues of $24.7 million and pre-tax net loss of $2.9 million. The divestitures resulted in a loss of $1.1 million.

During the third quarter of 2019, we divested the operations of 11 leased skilled nursing facilities and completed the closure of a twelfth facility.  Nine of the facilities were located in Ohio, marking an exit from the inpatient business in this state, while the remaining three were located in Massachusetts, Utah, and Idaho. Four of the facilities were subject to a master lease with Omega Healthcare Investors, Inc. (Omega), three of which were removed from the lease, resulting in an annual rent credit of approximately $1.9 million, with the fourth, the closed facility, remaining subject to the lease. The twelve facilities generated annual revenues of $75.6 million and pre-tax loss of $4.6 million. The divestitures resulted in a loss of $1.9 million.

Acquisitions

On June 1, 2019, we acquired the operations of one skilled nursing facility in New Mexico. The new facility has 80 licensed beds and generates approximate annual net revenue of $3.4 million. The facility is leased from Omega and is classified as an operating lease. The facility’s 2019 pre-tax net income is anticipated to be de minimis.

Lease Transactions

Welltower

During the first quarter, we amended the Welltower Master Lease several times to reflect the lease termination of 24 facilities, including the 15 facilities sold and now leased from the Next Partnership.  As a result of the lease termination on the 24 facilities, we received annual rent credits of approximately $23.4 million.  A lease modification analysis was performed and the remaining 49 facilities subject to the master lease were reclassified from finance leases to operating leases. Finance lease ROU assets and obligations of $61.5 million and $130.2 million, respectively, were written off.  On a net basis, operating lease ROU assets and obligations of $159.8 million and $111.3 million, respectively, were written down, resulting in a gain of $20.3 million.

During the second quarter of 2019, we amended the Welltower Master Lease to reflect the lease termination of two facilities and received annual rent credits of $0.6 million.  Operating lease ROU assets and lease obligations of $5.1 million and $5.6 million, respectively, were written off, resulting in a gain of $0.5 million.

During the third quarter of 2019, we amended the Welltower Master Lease to reflect the lease termination of four facilities and received annual rent credits of $1.9 million.  Operating lease ROU assets and lease obligations of $102.0 million and $74.4 million, respectively, were written off, resulting in a gain of $27.6 million.

Omega

During the third quarter, we amended our master lease with Omega to reflect the lease termination of three facilities subject to the lease and received annual rent credits of $1.9 million. In conjunction with the lease termination, finance lease ROU assets and lease obligations of $10.1 million and $16.8 million, respectively, were written off.  Additionally, for those facilities remaining under the master lease, we reassessed the likelihood of exercising our renewal options and concluded that it no longer met the reasonably certain threshold.  Consequently, the remaining facilities subject to the master lease were reclassified from finance leases to operating leases and the corresponding ROU assets and liabilities were reduced by $164.6 million and $181.3 million, respectively.  The lease termination and remeasurement resulted in an aggregate gain of $23.4 million.

Second Spring

During the third quarter, we amended our master lease with Second Spring to reflect the lease termination of 14 facilities subject to the lease and received annual rent credits of $28.4 million. In conjunction with the lease termination, finance lease ROU assets and lease obligations of $5.9 million and $8.8 million, respectively, were written off and operating lease ROU assets and lease obligations of $202.7 million and $205.4 million, respectively, were written off.  Additionally, for those facilities remaining under the master lease, we reassessed the likelihood of exercising its renewal options and concluded that it no longer met the reasonably certain threshold.  Consequently, the remaining facilities subject to the master lease were reclassified from finance leases to operating leases and the corresponding ROU assets and liabilities were increased by $54.4 million and $33.3 million, respectively.  The lease termination and remeasurement resulted in an aggregate gain of $26.9 million.

Other

During the first quarter of 2019, we amended a master lease agreement for 19 skilled nursing facilities. The amendment extended the lease term by five years through October 31, 2026, removed our option to purchase certain facilities under the lease and adjusted certain financial covenants. We had previously determined that the renewal option period was not reasonably certain of exercise.  Upon execution of the amendment, the operating lease ROU assets and obligations were remeasured, resulting in an increase of $77.2 million to both operating lease ROU assets and obligations.

During the third quarter of 2019, we amended a master lease agreement to reflect the lease termination of six facilities subject to the lease.  In conjunction with the lease termination, operating lease ROU assets of $4.9 million were written off, resulting in a loss of $4.9 million.

Gains and losses associated with transactions, such as divestitures, acquisitions and lease transactions, are included in other income in the consolidated statements of operations.  See Note 12 – “Other Income.”

Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue

Medicare Shared Savings Program

As the industry continues to migrate from fee-for-service to pay-for-value, our unique capabilities in the area of physician services has given us a competitive advantage in advancing participation in value-based programs.

In 2016, Genesis Healthcare ACO, LLC began participating in the Medicare Shared Savings Program (MSSP) through our Genesis Physician Services (GPS) division. GPS providers make more than half a million visits annually to both short- and long-stay patients, helping them improve overall healthcare quality and reduce unnecessary hospital readmissions.   GPS is the only captive SNFist company in the industry and the only post-acute sponsored accountable care organization (ACO) in the United States.

2018 Performance Year

During 2018, we managed approximately 6,400 Medicare fee for service beneficiaries under MSSP with annualized Medicare spend of more than $155.0 million.  In 2018, the MSSP required us to save at least 3.2% of the total Medicare spend under management to share in up to 50% of the savings with the Centers for Medicare and Medicaid Services (CMS), while assuming no downside risk.  In August 2019, we were informed by CMS that we reached the minimum savings rate set by CMS required for MSSP gain share.  As a result, in the third quarter of 2019, we recognized MSSP income of approximately $1.7 million, net of expenses and provider distributions.

2019 Performance Year

During the first six months of 2019, we continued to operate under our first MSSP agreement with CMS.  Effective July 1, 2019 through December 31, 2024, we entered into our second MSSP agreement with CMS.  Under this agreement, we can share in up to 75% of the savings with CMS, but we are also at risk for 40% of any increase in cost above the defined targets, which is further capped at 15% of our annualized benchmark costs under management.

With nearly four years of participation under MSSP, we have gained valuable experience driving better outcomes and improved quality, managing episodic cost and developing in-house capabilities to predict program performance.  Based upon the data available to us with respect to the 2019 performance year, we recognized $4.7 million of estimated MSSP income, net of expenses and provider distributions, for the period January 1, 2019 to September 30, 2019.  The final reconciliation and settlement of the 2019 performance year is expected to be announced by CMS in the third quarter of 2020.  We will continue to closely monitor and evaluate our estimated performance under the 2019 performance year and will adjust our estimated MSSP income accordingly.

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

Skilled Nursing Facility Value-Based Purchasing (SNF-VBP) Program

Under the SNF-VBP Program, CMS began to withhold 2.0% of Medicare payments starting October 1, 2018, to fund the incentive payment pool and will redistribute 60% of the withheld payments back to skilled nursing facilities.  All skilled nursing facilities will receive an incentive multiplier to apply to each of their RUG rates for the fiscal year that will provide an incentive payment, a full RUG payment, or a reduction.  All skilled nursing facilities receive two scores, one for achievement and the other for improvement of their hospital readmission measure over the designated reporting period. All skilled nursing facilities are ranked from high to low based on the higher of the two scores. The highest ranked facilities will receive the highest payments, and the lowest ranked facilities will receive payments that are less than what they otherwise would have received without the SNF-VBP Program. Of the 2.0% withheld under the SNF-VBP Program, we expect to retain 1.3% based on performance for the period of October 1, 2018 to September 30, 2019.

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

“Skilled Mix” refers collectively to Medicare and Insurance payor sources.

“Therapist Efficiency” is computed by dividing billable labor minutes related to patient care by total labor minutes for the period.

Key performance and valuation measures for our businesses are set forth below, followed by a comparison and analysis of our financial results:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Financial Results (in thousands)
Financial Performance Measures:
Net revenues (GAAP)	$1,123,705	$1,217,271	$3,430,397	$3,790,703
Net income (loss) attributable to Genesis Healthcare, Inc. (GAAP)	46,097	(58,128)	26,015	(166,278)
EBITDA (Non-GAAP)	130,360	75,612	267,138	251,533
Adjusted EBITDA (Non-GAAP)	34,683	113,520	150,552	362,281
Valuation Measure:
Adjusted EBITDAR (Non-GAAP)	$134,701		$439,217

INPATIENT SEGMENT:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Occupancy Statistics - Inpatient
Available licensed beds in service at end of period	43,769	51,634	43,769	51,634
Available operating beds in service at end of period	41,912	49,553	41,912	49,553
Available patient days based on licensed beds	4,026,748	4,750,328	11,939,391	14,096,082
Available patient days based on operating beds	3,856,927	4,555,745	11,437,918	13,522,878
Actual patient days	3,367,241	3,838,454	10,011,691	11,424,759
Occupancy percentage - licensed beds	83.6%	80.8%	83.9%	81.0%
Occupancy percentage - operating beds	87.3%	84.3%	87.5%	84.5%
Skilled mix	17.6%	17.9%	18.4%	19.1%
Average daily census	36,600	41,722	36,673	41,849
Revenue per patient day (skilled nursing facilities)
Medicare Part A	$523	$522	$525	$525
Insurance	465	456	460	458
Private and other	368	337	367	336
Medicaid	233	223	232	223
Medicaid (net of provider taxes)	213	204	213	204
Weighted average (net of provider taxes)	$277	$270	$279	$274
Patient days by payor (skilled nursing facilities)
Medicare	319,656	378,968	999,535	1,203,234
Insurance	239,060	273,200	735,736	854,666
Total skilled mix days	558,716	652,168	1,735,271	2,057,900
Private and other	188,157	222,890	545,584	670,908
Medicaid	2,425,249	2,758,817	7,150,761	8,098,284
Total Days	3,172,122	3,633,875	9,431,616	10,827,092
Patient days as a percentage of total patient days (skilled nursing facilities)
Medicare	10.1%	10.4%	10.6%	11.1%
Insurance	7.5%	7.5%	7.8%	8.0%
Skilled mix	17.6%	17.9%	18.4%	19.1%
Private and other	5.9%	6.1%	5.8%	6.2%
Medicaid	76.5%	76.0%	75.8%	74.7%
Total	100.0%	100.0%	100.0%	100.0%
Facilities at end of period
Skilled nursing facilities
Leased	280	337	280	337
Owned	30	44	30	44
Joint Venture	38	5	38	5
Managed *	12	33	12	33
Total skilled nursing facilities	360	419	360	419
Total licensed beds	43,712	51,543	43,712	51,543
Assisted/Senior living facilities:
Leased	21	19	21	19
Owned	1	4	1	4
Joint Venture	1	1	1	1
Managed	1	2	1	2
Total assisted/senior living facilities	24	26	24	26
Total licensed beds	1,941	2,209	1,941	2,209
Total facilities	384	445	384	445

Total Jointly Owned and Managed— (Unconsolidated)	13	15	13	15

REHABILITATION THERAPY SEGMENT**:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue mix %:
Company-operated	35.3%	37.2%	35.9%	37.1%
Non-affiliated	64.7%	62.8%	64.1%	62.9%
Sites of service (at end of period)	1,185	1,327	1,185	1,327
Revenue per site	$149,357	$152,273	$459,411	$476,010
Therapist efficiency %	70.5%	67.5%	71.6%	67.8%

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

We use two Non-GAAP Financial Measures primarily (EBITDA and Adjusted EBITDA) as performance measures and believe that the GAAP financial measure most directly comparable to them is net income (loss) attributable to Genesis Healthcare, Inc. We use one Non-GAAP Financial Measure (Adjusted EBITDAR) as a valuation measure.  We use Non-GAAP Financial Measures to assess the value of our business and the performance of our operating businesses, as well as the employees responsible for operating such businesses. Non-GAAP Financial Measures are useful in this regard because they do not include such costs as interest expense, income taxes and depreciation and amortization expense which may vary from business unit to business unit depending upon such factors as the method used to finance the original purchase of the business unit or the tax law in the state in which a business unit operates. By excluding such factors when measuring financial performance, many of which are outside of the control of the employees responsible for operating our business units, we are better able to evaluate value and the operating performance of the business unit and the employees responsible for business unit performance. Consequently, we use these Non-GAAP Financial Measures to determine the extent to which our employees have met performance goals, and therefore the extent to which they may or may not be eligible for incentive compensation awards.

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

•

Loss of newly acquired, constructed or divested businesses.  The acquisition and construction of new businesses is an element of our growth strategy.  Many of the businesses we acquire have a history of operating losses and continue to generate operating losses in the months that follow our acquisition.  Newly constructed or developed businesses also generate losses while in their start-up phase.  We view these losses as both temporary and an expected component of our long-term investment in the new venture.  We adjust these losses when computing Adjusted EBITDA in order to better analyze the performance of our mature ongoing business.  The activities of such businesses are adjusted when computing Adjusted EBITDA until such time as a new business generates positive Adjusted EBITDA.  The divestiture of underperforming or non-strategic facilities is also an element of our business strategy.  We eliminate the results of divested facilities beginning in the quarter in which they become divested.  We view the income or losses associated with the wind-down of such divested facilities as not indicative of the performance of our ongoing operating business.

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

•

Other non-recurring costs. In the three and nine months ended September 30, 2019, we excluded an insurance recovery and costs related to the hurricane events of fiscal year 2017.  In the three and nine months ended September 30, 2018, we excluded $8.5 million of costs attributable to the write down of receivables in our non-core physician services business and the impairment of unrealized incentives associated with a government program rewarding the meaningful use of technology in delivery of healthcare.  This incentive was estimated to have been earned and recognized between 2015 and 2016 within our physician services line of business.  We do not believe the excluded costs reflect the performance of our ongoing operating business.

Adjusted EBITDAR

We use Adjusted EBITDAR as one measure in determining the value of our business and the value of prospective acquisitions or divestitures.  Adjusted EBITDAR is also a commonly used measure to estimate the enterprise value of businesses in the healthcare and other industries.  In addition, financial covenants in our lease agreements use Adjusted EBITDAR as a measure of compliance. The adjustments made and previously described in the computation of Adjusted EBITDA are also made when computing Adjusted EBITDAR.

See the reconciliation of net income (loss) attributable to Genesis Healthcare, Inc. to Non-GAAP financial information included herein (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net income (loss) attributable to Genesis Healthcare, Inc.	$46,097	$(58,128)	$26,015	$(166,278)
Adjustments to compute EBITDA:
Net income (loss) attributable to noncontrolling interests	12,801	(33,773)	(1,182)	(97,153)
Depreciation and amortization expense	34,932	53,038	101,395	168,036
Interest expense	37,099	115,695	141,590	348,687
Income tax expense (benefit)	(569)	(1,220)	(680)	(1,759)
EBITDA	$130,360	$75,612	267,138	251,533
Adjustments to compute Adjusted EBITDA:
Loss on early extinguishment of debt	2,460	—	2,436	9,785
Other income	(131,811)	(20,207)	(172,141)	(42,360)
Transaction costs	12,941	11,361	23,025	26,567
Long-lived asset impairments	16,037	32,390	16,937	88,008
Goodwill and identifiable intangible asset impairments	—	929	—	2,061
Severance and restructuring	2,751	1,023	4,870	7,357
Loss of newly acquired, constructed, or divested businesses	67	1,385	2,811	3,560
Stock-based compensation	1,878	2,176	5,713	6,732
Regulatory defense and related costs	—	463	—	603
Other non-recurring costs	—	8,388	(237)	8,435
Adjusted EBITDA	$34,683	$113,520	$150,552	$362,281
Lease Expense	100,018	32,366	288,665	97,548
Adjusted EBITDAR	$134,701		$439,217

Total cash lease payments made pursuant to operating leases, finance leases and financing obligations	$100,500	$105,980	$314,516	$323,658

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

A summary of our unaudited results of operations for the three months ended September 30, 2019 as compared with the same period in 2018 follows (in thousands, except percentages):

	Three months ended September 30,
	2019		2018		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$941,722	83.8%	$1,029,453	84.6%	$(87,731)	(8.5)%
Assisted/Senior living facilities	23,057	2.1%	23,974	2.0%	(917)	(3.8)%
Administration of third party facilities	1,980	0.2%	2,025	0.2%	(45)	(2.2)%
Elimination of administrative services	(748)	(0.1)%	(784)	(0.1)%	36	(4.6)%
Inpatient services, net	966,011	86.0%	1,054,668	86.7%	(88,657)	(8.4)%

Rehabilitation therapy services:
Total therapy services	183,898	16.4%	214,421	17.6%	(30,523)	(14.2)%
Elimination of intersegment rehabilitation therapy services	(67,598)	(6.0)%	(82,257)	(6.8)%	14,659	(17.8)%
Third party rehabilitation therapy services, net	116,300	10.4%	132,164	10.8%	(15,864)	(12.0)%

Other services:
Total other services	55,532	4.9%	38,526	3.2%	17,006	44.1%
Elimination of intersegment other services	(14,138)	(1.3)%	(8,087)	(0.7)%	(6,051)	74.8%
Third party other services, net	41,394	3.6%	30,439	2.5%	10,955	36.0%

Net revenues	$1,123,705	100.0%	$1,217,271	100.0%	$(93,566)	(7.7)%

	Three months ended September 30,
	2019		2018		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
EBITDA:
Inpatient services	$151,923	15.7%	$101,865	9.7%	$50,058	49.1%
Rehabilitation therapy services	19,006	10.3%	26,432	12.3%	(7,426)	(28.1)%
Other services	8,518	15.3%	(7,916)	(20.5)%	16,434	(207.6)%
Corporate and eliminations	(49,087)	—%	(44,769)	—%	(4,318)	9.6%
EBITDA	$130,360	11.6%	$75,612	6.2%	$54,748	72.4%

A summary of our unaudited condensed consolidating statement of operations follows (in thousands):

	Three months ended September 30, 2019
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$966,759	$183,898	$55,515	$17	$(82,484)	$1,123,705
Salaries, wages and benefits	437,508	152,793	30,192	—	—	620,493
Other operating expenses	394,115	11,779	16,421	—	(82,874)	339,441
General and administrative costs	—	—	—	35,930	—	35,930
Lease expense	98,987	320	384	327	—	100,018
Depreciation and amortization expense	29,263	2,934	176	2,559	—	34,932
Interest expense	12,363	14	9	24,713	—	37,099
Loss on early extinguishment of debt	—	—	—	2,460	—	2,460
Investment income	—	—	—	(2,071)	—	(2,071)
Other income	(131,811)	—	—	—	—	(131,811)
Transaction costs	—	—	—	12,941	—	12,941
Long-lived asset impairments	16,037	—	—	—	—	16,037
Equity in net loss (income) of unconsolidated affiliates	—	—	—	2,932	(3,025)	(93)
Income (loss) before income tax benefit	110,297	16,058	8,333	(79,774)	3,415	58,329
Income tax benefit	—	—	—	(569)	—	(569)
Income (loss) from continuing operations	$110,297	$16,058	$8,333	$(79,205)	$3,415	$58,898

	Three months ended September 30, 2018
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,055,452	$214,421	$38,463	$63	$(91,128)	$1,217,271
Salaries, wages and benefits	480,345	175,098	25,161	—	—	680,604
Other operating expenses	428,398	12,891	20,902	—	(91,127)	371,064
General and administrative costs	—	—	—	35,482	—	35,482
Lease expense	31,732	—	316	318	—	32,366
Depreciation and amortization expense	46,472	3,147	172	3,247	—	53,038
Interest expense	91,106	14	9	24,566	—	115,695
Investment income	—	—	—	(2,178)	—	(2,178)
Other income	(20,207)	—	—	—	—	(20,207)
Transaction costs	—	—	—	11,361	—	11,361
Long-lived asset impairments	32,390	—	—	—	—	32,390
Goodwill and identifiable intangible asset impairments	929	—	—	—	—	929
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(523)	371	(152)
(Loss) income before income tax benefit	(35,713)	23,271	(8,097)	(72,210)	(372)	(93,121)
Income tax benefit	—	—	—	(1,220)	—	(1,220)
(Loss) income from continuing operations	$(35,713)	$23,271	$(8,097)	$(70,990)	$(372)	$(91,901)

Net Revenues

Net revenues for the three months ended September 30, 2019 decreased by $93.6 million, or 7.7%, as compared with the three months ended September 30, 2018.

Inpatient Services – Revenue decreased $88.7 million, or 8.4%, in the three months ended September 30, 2019 as compared with the same period in 2018. On a same-store basis, inpatient services revenue increased $12.6 million, or 1.4%, excluding 77 divested underperforming facilities and the acquisition or development of 12 additional facilities.  This same-store increase is due to increasing census volume and payor rates, primarily in our Medicaid population, partially offset by continued decline in the skilled mix of our inpatient facilities.  For the past several years, census and skilled mix trends have been affected by healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payors and conveners to divert certain skilled nursing referrals to home health or other community-based care settings.  While overall census is recovering as compared with the preceding year, the skilled mix continued to deteriorate.  We believe population demographics will present opportunities in the near future to recapture census, and to some extent skilled mix, where it was lost through reform measures.  As recently as the fourth fiscal quarter of 2018, we saw the decline of overall occupancy rates moderate and approximate those of the comparable period in 2017, and in the three months ended September 30, 2019, we saw overall same-store occupancy rates exceed that of the same period in 2018 by 90 basis points.  However, at the same time, same-store skilled mix in the three months ended September 30, 2019 lagged the same period in 2018 by 80 basis points.

For an expanded discussion regarding the factors influencing our census decline, see Item 1, “Business – Recent Legislative, Regulatory and other Governmental Actions Affecting Revenue” in our Annual Report on Form 10-K filed with the SEC, as well as “Key Performance and Valuation Measures” in this MD&A for quantification of the census trends and revenue per patient day.

Rehabilitation Therapy Services – Revenue decreased $15.9 million, or 12.0% comparing the three months ended September 30, 2019 with the same period in 2018.  Of that decrease, $16.1 million is due to lost contract business, offset by $4.9 million attributed to new contracts.  The remaining decrease of $4.7 million is principally due to reduced volume of services provided and lower rates to existing customers. PDPM has not yet had an impact on rehabilitation therapy revenues, but beginning October 1, 2019, the pricing in our contracts with customers of our rehabilitation services will reflect the change in payment model.  Additionally, as a result of the decline in therapist treatment hours, utilizing more group and concurrent therapy sessions, we anticipate that rehabilitation therapy revenue will decline by 6.5% as compared with periods prior to the implementation of PDPM.

Other Services – Revenue increased $11.0 million, or 36.0% in the three months ended September 30, 2019 as compared with the same period in 2018.  Our other services revenue is comprised mainly of our physician services and staffing services businesses, in addition to our ACO.  In the three months ended September 30, 2019, the ACO recognized revenue under the MSSP, with $2.3 million achievement pertaining to the 2018 service savings, $4.2 million estimated achievement for the first half of 2019 and $2.1 million estimated achievement for savings earned during the three months ended September 30, 2019.  There was no MSSP revenue recognized in the comparable three month period in 2018.  Revenue in our physician services business increased $2.7 million in the three months ended September 30, 2019 as compared with the same period in 2018.  The remaining decrease of revenue of $0.3 million is in our staffing services business, which has shifted its recent focus to developing its services to our affiliated nursing facilities and therapy gyms, with its external revenue flat period over period.  Further penetration of the internal staffing needs is a strategic goal for our staffing business, and provides a benefit to our inpatient and rehabilitation therapy segments as record low unemployment nationally makes recruiting difficult.

EBITDA

EBITDA for the three months ended September 30, 2019 increased by $54.7 million, or 72.4%, as compared with the three months ended September 30, 2018.  Excluding the impact of loss on early extinguishment of debt, other income, transaction costs, long-lived asset impairments, and goodwill and identifiable intangible asset impairments, EBITDA decreased $70.1 million, or 70.0% when compared with the same period in 2018.  The contributing factors for this net decrease are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDA increased by $50.1 million, or 49.1% for the three months ended September 30, 2019 as compared with the same period in 2018.  Excluding the impact of other income, long-lived asset impairments and goodwill and identifiable intangible asset impairments, EBITDA as adjusted decreased $78.8 million, or 68.6% when compared with the same period in 2018.  On a same-store basis, the inpatient EBITDA as adjusted decreased $68.4 million.  Of that same-store decline, lease expense increased $61.5 million, principally resulting from the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases (Topic 842) effective January 1, 2019.  The impact to our financial position and statements of operation from the adoption of this accounting standard is more fully described in Note 1 – “General Information - Recently Adopted Accounting Pronouncements.”  See also Note 8 – “Leases.” Our self-insurance programs, including general and professional liability, workers’ compensation and health insurance benefits, resulted in an increase of $3.4 million EBITDA as adjusted in the three months ended September 30, 2019 as compared with the same period in 2018.  While our self-insurance programs are performing as anticipated with reduced volumes related to the implementation of our portfolio optimization strategies, we are also seeing reduced pressures particularly in our general and professional liability claims experience.  The reduction in the provision for general and professional liability for the three months ended September 30, 2019 as compared with the same period in 2018 is the result of favorable prior year claim development and lower current year loss exposures.  The favorable development is due to the combination of the ongoing impact of tort reform, claim settlements, and other risk management initiatives.  Offsetting some of the positive trends in professional liability experience, self-insured health benefits on the same-store population saw an increase over the prior year quarter due to some singularly large claims that presented early in 2019.  Same-store staffing costs, net of nursing agency and other purchased services, increased $15.8 million.  Nursing wage inflation increased 5.9%, while non-nursing wage inflation increased 1.1% in the three months ended September 30, 2019 as compared with the same period in 2018, respectively.  The remaining $5.5 million increase in same-store EBITDA, as adjusted, of the segment is attributed to ongoing expense management and increased census volume in our skilled nursing facilities, partially offset by the continued pressures on skilled mix of our inpatient facilities described above under “Net Revenues.”

Rehabilitation Therapy Services – EBITDA decreased by $7.4 million, or 28.1%, for the three months ended September 30, 2019 as compared with the same period in 2018.  Of this decrease, $4.4 million is principally attributed to reduced revenue volume and pricing from existing customers, and partially offset with overhead cost reductions and reductions of start-up losses in our operations in China.  Higher costs of labor was largely offset with therapist efficiency which improved to 70.5% in the three months ended September 30, 2019 compared with 67.5% in the comparable period in the prior year.  In addition, EBITDA decreased by $3.0 million due to lost therapy contracts exceeding new contracts in the three months ended September 30, 2019 as compared with the same period in 2018.  PDPM has not yet had a direct impact on the EBITDA of our rehabilitation therapy service business.  Once it is implemented on October 1, 2019, and our service delivery model is completely transitioned, we anticipate the impact will be relatively neutral to our operating results with reduced labor costs offsetting the lost revenue previously described.

Other Services – EBITDA increased $16.4 million, or 207.6%, for the three months ended September 30, 2019 as compared with the same period in 2018. Of this amount, the ACO contributed $6.0 million, most of which was due to the low cost structure and no MSSP revenue recognition in that business in the comparable 2018 period.  The EBITDA of our staffing services business increased $0.6 million in the three months ended September 30, 2019 as compared with the same period in 2018, principally due to growth in its services with affiliated customers.  The remaining increase of $9.8 million pertains to our physician services business.  The three months ended September 30, 2018 included charges of $8.5 million to write down accounts receivable to its realizable fair value.  Those charges did not recur in 2019, and in fact collections under a new third party contractor are continuing to trend favorably.  The remaining increase in our physician services business was principally driven by increased physician and nurse practitioner encounters, coupled with improved reimbursement rates, partially offset by increased administrative costs of practice management.

Corporate and Eliminations – EBITDA decreased $4.3 million, or 9.6%, for the three months ended September 30, 2019 as compared with the same period in 2018.  EBITDA of our corporate function includes gain on early extinguishment of debt and losses associated with transactions that, in our chief operating decision maker’s view, are outside of the scope of our reportable segments.  These other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $4.1 million of the net decrease in EBITDA.  Corporate overhead costs increased $0.4 million, or 1.3%, in the three months ended September 30, 2019 as compared with the same period in 2018. The remaining increase in EBITDA of $0.2 million is primarily the result of an increase in investment earnings from our unconsolidated affiliates accounted for on the equity method and other investments.

Other income — Consistent with our strategy to divest assets in non-strategic markets, we incur losses and generate gains resulting from the sale, transition or closure of underperforming operations and assets.  Other income for the three month periods ended September 30, 2019 and 2018 principally represents non-cash gains on leases exited or modified and gains on the sale of owned assets in the period.  See also Note 12 – “Other Income.”

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed.  Transaction costs incurred for the three months ended September 30, 2019 and 2018 were $12.9 million and $11.4 million, respectively.

Long-lived asset impairments — In the three months ended September 30, 2019 and 2018, we recognized impairments of property and equipment, and ROU assets of $16.0 million and $32.4 million, respectively.   For more information about the conditions of the business which contributed to these impairments, see “Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue” and “Financial Condition and Liquidity Considerations” in this MD&A, as well as Note 13 – “Asset Impairment Charges - Long-Lived Assets with a Definite Useful Life.”

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDA and net income (loss) from continuing operations of all reportable segments, corporate and eliminations in our consolidating statement of operations for the three months ended September 30, 2019 as compared with the same period in 2018.

Depreciation and amortization — Each of our reportable segments and corporate overhead have depreciating property, plant and equipment, including amortization of finance lease ROU assets. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  Depreciation and amortization expense decreased $18.1 million in the three months ended September 30, 2019 as compared with the same period in 2018.  On a same-store basis, depreciation and amortization decreased $8.7 million in the three months ended September 30, 2019 as compared with the same period in 2018.  Of this decrease, approximately $4.8 million resulted from the adoption of Topic 842, which was effective on January 1, 2019 for us.  The impact to our financial position and statements of operation from the adoption of this accounting standard is more fully described in Note 1 – “General Information - Recently Adopted Accounting Pronouncements” and Note 8 – “Leases.” In the inpatient services segment, $3.6 million of the decrease is principally due to prior year acceleration related to multiple lease transactions.  The remaining $0.3 million of decrease is principally due to asset impairments and assets reaching the end of their depreciable term.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our debt instruments, as well as the expense associated with leases accounted for as finance leases or financing obligations.  Interest expense decreased $78.6 million in the three and nine months ended September 30, 2019 as compared with the same period 2018.  On a same-store basis, interest expense is down $74.0 million in the three months ended September 30, 2019 as compared with the same period in 2018.  Of this decrease, approximately $78.3 million resulted from the adoption of Topic 842, which was effective on January 1, 2019 for us.  The impact to our financial position and statements of operation from the adoption of this accounting standard is more fully described in Note 1 – “General Information - Recently Adopted Accounting Pronouncements” and Note 8 – “Leases.”  The remaining increase of $4.3 million is principally the result of consolidating debt and associated interest expense of a real-estate partnership in the first quarter of 2019, which was determined to be a VIE.  See Note 1 – “General Information – Basis of Presentation.”

Income tax benefit — For three months ended September 30, 2019, we recorded income tax benefit of $0.6 million from continuing operations representing an effective tax rate of (1.0)% compared to an income tax benefit of $1.2 million from continuing operations, representing an effective tax rate of 1.3% for the same period in 2018. There is a full valuation allowance against our deferred tax assets, excluding our deferred tax asset on our Bermuda captive insurance company’s discounted unpaid loss reserve.  Previously, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets.  As of September 30, 2019, we have determined that the valuation allowance is still necessary.

Net Income (Loss) Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between net income (loss) from continuing operations and net income (loss) attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for three months ended September 30, 2019 as compared with the same period in 2018.

Net income (loss) attributable to noncontrolling interests — On February 2, 2015, FC-GEN Operations Investment, LLC (FC-GEN) combined with Skilled Healthcare Group, Inc. and the combined results were consolidated with approximately 42.0% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity.  The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares.  Since the combination, there have been conversions of 7.9 million Class C common stock, leaving a remaining direct noncontrolling economic interest of approximately 34.1%.  For the three months ended September 30, 2019 and 2018, income (loss) of $19.9 million and $(34.3) million, respectively, has been attributed to the Class C common stock.

In addition to the noncontrolling interests attributable to the Class C common stock holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any VIEs where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the three months ended September 30, 2019 and 2018, (loss) income of $(7.1) million and $0.5 million, respectively, has been attributed to these unaffiliated third parties.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

A summary of our unaudited results of operations for the nine months ended September 30, 2019 as compared with the same period in 2018 follows (in thousands, except percentages):

	Nine months ended September 30,
	2019		2018		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$2,888,659	84.1%	$3,190,065	84.2%	$(301,406)	(9.4)%
Assisted/Senior living facilities	70,408	2.1%	71,220	1.9%	(812)	(1.1)%
Administration of third party facilities	6,281	0.2%	6,577	0.2%	(296)	(4.5)%
Elimination of administrative services	(2,347)	(0.1)%	(2,254)	(0.1)%	(93)	4.1%
Inpatient services, net	2,963,001	86.3%	3,265,608	86.2%	(302,607)	(9.3)%

Rehabilitation therapy services:
Total therapy services	571,875	16.7%	685,672	18.1%	(113,797)	(16.6)%
Elimination of intersegment rehabilitation therapy services	(213,800)	(6.2)%	(263,890)	(7.0)%	50,090	(19.0)%
Third party rehabilitation therapy services, net	358,075	10.5%	421,782	11.1%	(63,707)	(15.1)%

Other services:
Total other services	143,139	4.2%	124,300	3.3%	18,839	15.2%
Elimination of intersegment other services	(33,818)	(1.0)%	(20,987)	(0.6)%	(12,831)	61.1%
Third party other services, net	109,321	3.2%	103,313	2.7%	6,008	5.8%

Net revenues	$3,430,397	100.0%	$3,790,703	100.0%	$(360,306)	(9.5)%

	Nine months ended September 30,
	2019		2018		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
EBITDA:
Inpatient services	$313,045	10.6%	$323,995	9.9%	$(10,950)	(3.4)%
Rehabilitation therapy services	71,360	12.5%	81,090	11.8%	(9,730)	(12.0)%
Other services	9,444	6.6%	(6,733)	(5.4)%	16,177	(240.3)%
Corporate and eliminations	(126,711)	—%	(146,819)	—%	20,108	(13.7)%
EBITDA	$267,138	7.8%	$251,533	6.6%	$15,605	6.2%

A summary of our unaudited condensed consolidating statement of operations follows (in thousands):

	Nine months ended September 30, 2019
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$2,965,348	$571,875	$142,905	$234	$(249,965)	$3,430,397
Salaries, wages and benefits	1,336,298	464,740	88,024	—	—	1,889,062
Other operating expenses	1,185,684	34,866	44,312	—	(250,355)	1,014,507
General and administrative costs	—	—	—	107,024	—	107,024
Lease expense	285,510	985	1,064	1,106	—	288,665
Depreciation and amortization expense	83,463	9,210	524	8,198	—	101,395
Interest expense	68,454	41	26	73,069	—	141,590
Loss on early extinguishment of debt	—	—	—	2,436	—	2,436
Investment income	—	—	—	(6,078)	—	(6,078)
Other (income) loss	(172,126)	(76)	61	—	—	(172,141)
Transaction costs	—	—	—	23,025	—	23,025
Long-lived asset impairments	16,937	—	—	—	—	16,937
Equity in net loss (income) of unconsolidated affiliates	—	—	—	4,318	(4,496)	(178)
Income (loss) before income tax benefit	161,128	62,109	8,894	(212,864)	4,886	24,153
Income tax benefit	—	—	—	(680)	—	(680)
Income (loss) from continuing operations	$161,128	$62,109	$8,894	$(212,184)	$4,886	$24,833

	Nine months ended September 30, 2018
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$3,267,862	$685,672	$124,184	$116	$(287,131)	$3,790,703
Salaries, wages and benefits	1,477,153	562,875	82,100	—	—	2,122,128
Other operating expenses	1,323,423	41,707	47,780	—	(287,131)	1,125,779
General and administrative costs	—	—	—	114,404	—	114,404
Lease expense	95,660	—	959	929	—	97,548
Depreciation and amortization expense	147,552	9,479	509	10,496	—	168,036
Interest expense	277,753	41	27	70,866	—	348,687
Loss on early extinguishment of debt	—	—	—	9,785	—	9,785
Investment income	—	—	—	(4,856)	—	(4,856)
Other (income) loss	(42,438)	—	78	—	—	(42,360)
Transaction costs	—	—	—	26,567	—	26,567
Long-lived asset impairments	88,008	—	—	—	—	88,008
Goodwill and identifiable intangible asset impairments	2,061	—	—	—	—	2,061
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,029)	1,135	106
(Loss) income before income tax benefit	(101,310)	71,570	(7,269)	(227,046)	(1,135)	(265,190)
Income tax benefit	—	—	—	(1,759)	—	(1,759)
(Loss) income from continuing operations	$(101,310)	$71,570	$(7,269)	$(225,287)	$(1,135)	$(263,431)

Net Revenues

Net revenues for the nine months ended September 30, 2019 decreased by $360.3 million, or 9.5%, as compared with the nine months ended September 30, 2018.

Inpatient Services – Revenue decreased $302.6 million, or 9.3%, in the nine months ended September 30, 2019 as compared with the same period in 2018. On a same-store basis, inpatient services revenue increased $26.1 million, or 1.0%, excluding 97 divested underperforming facilities and the acquisition or development of 12 additional facilities.  This same-store increase is due to increasing census volume and payor rates, primarily in our Medicaid population, partially offset by continued decline in the skilled mix of our inpatient facilities.  For the past several years, census and skilled mix trends have been affected by healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payors and conveners to divert certain skilled nursing referrals to home health or other community-based care settings.  While overall census is recovering as compared with the preceding year, the skilled mix continued to deteriorate.  We believe population demographics will present opportunities in the near future to recapture census where it was lost through reform measures.  As recently as the fourth fiscal quarter of 2018, we saw the decline of overall occupancy rates moderate and approximate those of the comparable period in 2017, and in the nine months ended September 30, 2019, we saw overall same-store occupancy rates exceed that of the same period in 2018 by 100 basis points.  However, at the same time, same-store skilled mix in the nine months ended September 30, 2019 lagged the same period in 2018 by 100 basis points.

For an expanded discussion regarding the factors influencing our census decline, see Item 1, “Business – Recent Legislative, Regulatory and other Governmental Actions Affecting Revenue” in our Annual Report on Form 10-K filed with the SEC, as well as “Key Performance and Valuation Measures” in this MD&A for quantification of the census trends and revenue per patient day.

Rehabilitation Therapy Services – Revenue decreased $63.7 million, or 15.1% comparing the nine months ended September 30, 2019 with the same period in 2018.  Of that decrease, $61.7 million is due to lost contract business, offset by $16.4 million attributed to new contracts.  The remaining decrease of $18.4 million is principally due to reduced volume of services provided and lower rates to existing customers.  PDPM has not yet had an impact on rehabilitation therapy revenues, but beginning October 1, 2019, the pricing in our contracts with customers of our rehabilitation services will reflect the change in payment model.  Additionally, as a result of the decline in therapist treatment hours, utilizing more group and concurrent therapy sessions, we anticipate that rehabilitation therapy revenue will decline by 6.5% as compared with periods prior to the implementation of PDPM.

Other Services – Revenue increased $6.0 million, or 5.8% in the nine months ended September 30, 2019 as compared with the same period in 2018. Our other services revenue is comprised mainly of our physician services and staffing services businesses, in addition to our ACO.  In the nine months ended September 30, 2019, the ACO recognized revenue under the MSSP, with $2.3 million achievement pertaining to the 2018 service savings, $6.3 million estimated achievement for savings earned during the nine months ended September 30, 2019.  There was no MSSP revenue recognized in the comparable three month period in 2018.  Revenue in our physician services business increased $1.7 million in the nine months ended September 30, 2019 as compared with the same period in 2018.  The remaining decrease of revenue of $4.3 million is in our staffing services business, which has shifted its focus to developing its services to our affiliated nursing facilities and therapy gyms.  While the staffing business gross revenue has increased 11.7% in the nine months ended September 30, 2019 as compared with the same period in 2018, its revenue from external customers has decreased 6.2% over that same period.  Further penetration of the internal staffing needs is a strategic goal for our staffing business, and provides a benefit to our inpatient and rehabilitation therapy segments as record low unemployment nationally makes recruiting difficult.

EBITDA

EBITDA for the nine months ended September 30, 2019 increased by $15.6 million, or 6.2%, as compared with the nine months ended September 30, 2018.  Excluding the impact of loss on early extinguishment of debt, other (income) loss, transaction costs, long-lived asset impairments, and goodwill and identifiable intangible asset impairments, EBITDA decreased $198.2 million, or 59.1% when compared with the same period in 2018.  The contributing factors for this net decrease are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDA decreased by $11.0 million, or 3.4% for the nine months ended September 30, 2019 as compared with the same period in 2018.  Excluding the impact of other (income) loss, long-lived asset impairments and goodwill and identifiable intangible asset impairments, EBITDA as adjusted decreased $213.8 million, or 57.5% when compared with the same period in 2018.  On a same-store basis, the inpatient EBITDA as adjusted decreased $180.2 million.  Of that same-store decline, lease expense increased $189.6 million, principally resulting from the adoption of Topic 842, which became effective on January 1, 2019.  The impact to our financial position and statements of operation from the adoption of this accounting standard is more fully described in Note 1 – “General Information - Recently Adopted Accounting Pronouncements.”  See also Note 8 – “Leases.” Our self-insurance programs, including general and professional liability, workers’ compensation and health insurance benefits, resulted in an increase of $9.2 million EBITDA as adjusted in the nine months ended September 30, 2019 as compared with the same period in 2018.  While our self-insurance programs are performing as anticipated with reduced volumes related to the implementation of our portfolio optimization strategies and within normal claims reporting patterns of our same-store operations, we are also seeing reduced pressures particularly in our general and professional liability claims experience.  The reduction in the provision for general and professional liability for the nine months ended September 30, 2019 as compared with the same period in 2018 is the result of favorable prior year claim development and lower current year loss exposures.  The favorable development is due to the combination of the ongoing impact of tort reform, claim settlements, and other risk management initiatives.  Offsetting some of the positive trends in professional liability experience, self-insured health benefits on the same-store population saw an increase over the prior year quarter due to some singularly large claims that presented early in 2019.  Same-store staffing costs, net of nursing agency and other purchased services, increased $21.6 million.  Nursing wage inflation increased 4.6% while non-nursing wage inflation increased 0.2% in the nine months ended September 30, 2019 as compared with the same period in 2018, respectively.  The remaining $21.8 million increase in EBITDA, as adjusted, of the segment is attributed to ongoing expense management and increased census volume in our skilled nursing facilities, partially offset by the continued pressures on skilled mix of our inpatient facilities described above under “Net Revenues.”

Rehabilitation Therapy Services – EBITDA decreased by $9.7 million, or 12.0%, for the nine months ended September 30, 2019 as compared with the same period in 2018.  Lost therapy contracts exceeded new contracts by $9.1 million in the nine months ended September 30, 2019 as compared with the same period in 2018.  The remaining decrease of $0.6 million is principally attributed to reduced service volume and pricing to existing customers and increased labor costs, partially offset by overhead cost reductions and reductions of start-up losses in our operations in China.  Higher costs of labor was largely offset with therapist efficiency which improved to 71.6% in the nine months ended September 30, 2019 compared with 67.8% in the comparable period in the prior year.  PDPM has not yet had a direct impact on the EBITDA of our rehabilitation therapy service business.  Once it is implemented on October 1, 2019, and our service delivery model is completely transitioned, we anticipate the impact will be relatively neutral to our operating results with reduced labor costs offsetting the lost revenue previously described.

Other Services — EBITDA increased $16.2 million, or 240.3%, for the nine months ended September 30, 2019 as compared with the same period in 2018.  Of this amount, the ACO contributed $5.2 million, most of which was due to the low cost structure and no MSSP revenue recognition in that business in the comparable 2018 period.  The EBITDA of our staffing services business increased $0.8 million in the nine months ended September 30, 2019 as compared with the same period in 2018, principally due to growth in its services with affiliated customers.  The remaining increase of $10.2 million pertains to our physician services business.  The nine months ended September 30, 2018 included charges of $8.5 million to write down accounts receivable to its realizable fair value.  Those charges did not recur in 2019, and in fact collections under a new third party contractor are continuing to trend favorably.  The remaining increase in our physician services business was principally driven by increased physician and nurse practitioner encounters, coupled with improved reimbursement rates, partially offset by increased administrative costs of practice management.

Corporate and Eliminations — EBITDA increased $20.1 million, or 13.7%, for the nine months ended September 30, 2019 as compared with the same period in 2018.  EBITDA of our corporate function includes loss on early extinguishment of debt and losses associated with transactions that, in our chief operating decision maker’s view, are outside of the scope of our reportable segments.  These other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $10.7 million of the net increase in EBITDA.  Corporate overhead costs decreased $7.4 million, or 6.5%, in the nine months ended September 30, 2019 as compared with the same period in 2018. This decrease is principally due to the focus on cost containment to address market pressures on our business. The remaining increase in EBITDA of $2.0 million is primarily the result of an increase in investment earnings from our unconsolidated affiliates accounted for on the equity method and other investments.

Other income — Consistent with our strategy to divest assets in non-strategic markets, we incur losses and generate gains resulting from the sale, transition or closure of underperforming operations and assets.  Other income for the nine months ended September 30, 2019 principally represents non-cash gain on leases exited or modified and gains on the sale of owned assets in the period.  See also Note 12 – “Other Income.”

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed.  Transaction costs incurred for the nine months ended September 30, 2019 and 2018 were $23.0 million and $26.6 million, respectively.

Long-lived asset impairments — In the nine months ended September 30, 2019 and 2018, we recognized impairments of property and equipment, and ROU assets of $16.9 million and $88.0 million, respectively.  For more information about the conditions of the business which contributed to these impairments, see “Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue” and “Financial Condition and Liquidity Considerations” in this MD&A, as well as Note 13 – “Asset Impairment Charges - Long-Lived Assets with a Definite Useful Life.”

Other Expense

The following discussion applies to the consolidated expense categories between consolidated EBITDA and net income (loss) from continuing operations of all reportable segments, corporate and eliminations in our consolidating statement of operations for the nine months ended September 30, 2019 as compared with the same period in 2018.

Depreciation and amortization — Each of our reportable segments and corporate overhead have depreciating property, plant and equipment, including amortization of finance lease ROU assets. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  Depreciation and amortization expense decreased $66.6 million in the nine months ended September 30, 2019 as compared with the same period in 2018.  On a same-store basis, depreciation and amortization decreased $44.8 million in the nine months ended September 30, 2019 as compared with the same period in 2018.  Of this decrease, approximately $37.7 million resulted from the adoption of Topic 842, which was effective on January 1, 2019 for us.  The impact to our financial position and statements of operation from the adoption of this accounting standard is more fully described in Note 1 – “General Information - Recently Adopted Accounting Pronouncements” and Note 8 – “Leases.” In the inpatient services segment, $3.3 million of the decrease is principally due to prior year acceleration offset by current year acceleration related to multiple lease transactions.  The remaining $3.8 million of decrease is principally due to asset impairments and assets reaching the end of their depreciable term.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our debt instruments, as well as the expense associated with leases accounted for as finance leases or financing obligations.  Interest expense decreased $207.1 million in the nine months ended September 30, 2019 as compared with the same period 2018.  On a same-store basis, interest expense is down $187.8 million in the nine months ended September 30, 2019 as compared with the same period in 2018.  Of this decrease, approximately $200.5 million resulted from the adoption of Topic 842, which was effective on January 1, 2019 for us.  The impact to our financial position and statements of operation from the adoption of this accounting standard is more fully described in Note 1 – “General Information - Recently Adopted Accounting Pronouncements” and Note 8 – “Leases.”  The

remaining increase of $12.7 million is principally the result of higher rates of interest incurred in the nine months ended September 30, 2019 on the debt instruments impacted by the financial restructuring, which was not fully realized in the prior year period, in addition to consolidating debt and the associated interest expense of a real-estate partnership in the first quarter of 2019, which was determined to be a VIE.  See Note 1 – “General Information – Basis of Presentation” and Note 9 – “Long-Term Debt.”

Income tax benefit — For the nine months ended September 30, 2019, we recorded income tax benefit of $0.6 million from continuing operations representing an effective tax rate of (2.8)% compared to an income tax benefit of $1.8 million from continuing operations, representing an effective tax rate of 0.7% for the same period in 2018.   There is a full valuation allowance against our deferred tax assets, excluding our deferred tax asset on our Bermuda captive insurance company’s discounted unpaid loss reserve.  Previously, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets.  As of September 30, 2019, we have determined that the valuation allowance is still necessary.

Net Income (Loss) Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between net income (loss) from continuing operations and net income (loss) attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the nine months ended September 30, 2019 as compared with the same period in 2018.

Net income (loss) attributable to noncontrolling interests — On February 2, 2015, FC-GEN combined with Skilled Healthcare Group, Inc. and the combined results were consolidated with approximately 42.0% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity.  The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares.  Since the combination, there have been conversions of 7.9 million Class C common stock, leaving a remaining direct noncontrolling economic interest of approximately 34.1%.  For the nine months ended September 30, 2019 and 2018, a loss of $7.7 million and $98.7 million, respectively, has been attributed to the Class C common stock.

In addition to the noncontrolling interests attributable to the Class C common stock holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any VIEs where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the nine months ended September 30, 2019 and 2018, (loss) income of $(8.9) million and $1.5 million, respectively, has been attributed to these unaffiliated third parties.

Liquidity and Capital Resources

Cash Flow and Liquidity

The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Nine months ended September 30,
	2019	2018
Net cash provided by operating activities	$15,758	$14,066
Net cash used in investing activities	(393,034)	(54,877)
Net cash provided by financing activities	363,069	110,273
Net (decrease) increase in cash, cash equivalents and restricted cash and equivalents	(14,207)	69,462
Beginning of period	142,276	58,638
End of period	$128,069	$128,100

Net cash provided by operating activities in the nine months ended September 30, 2019 increased $1.7 million compared with the same period in 2018.  The nine months ended September 30, 2019 are highlighted by an increase in cash provided of $15.9 million for the collection of outstanding accounts receivable partially offset by an increase in cash used of $1.1 million for payments on accounts payable and other accrued expenses and other.

Net cash used in investing activities in the nine months ended September 30, 2019 was $393.0 million compared to net cash used in investing activities of $54.9 million in the nine months ended September 30, 2018.  Routine capital expenditures for the nine months ended September 30, 2019 increased by $5.7 million as compared with the same period in the prior year.  Net sales and maturities of marketable securities of $8.8 million in 2019 exceeded net purchases of marketable securities of $12.6 million in 2018, resulting in a net change in cash provided of $21.4 million.  In the nine months ended September 30, 2019, there were asset purchases of $252.5 million as a result of the consolidation of the Next Partnership and its acquisition of 22 skilled nursing facilities and asset sale proceeds of $79.0 million resulting from the simultaneous sale of seven skilled nursing facilities as described in “Significant Transaction and Events – Strategic Partnerships – Next Partnership.” In the nine months ended September 30, 2019, there were asset purchases of $339.2 million as a result of the consolidation of the Vantage Point Partnership and its acquisition of 18 skilled nursing facilities as described in “Significant Transaction and Events – Strategic Partnerships – Vantage Point Partnership.”    The nine months ended September 30, 2019 also included $66.9 million in proceeds from the sale of seven facilities in California as well as $91.7 million in proceeds from the sale of eight facilities in Georgia, New Jersey, Virginia and Maryland. In comparison, the nine months ended September 30, 2018 had no asset purchases or sales.  The remaining incremental source of cash in the nine months ended September 30, 2019 as compared to the same period in the prior year of $0.1 million was due primarily to net joint venture investment and restricted deposit activity.

Net cash provided by financing activities in the nine months ended September 30, 2019 was $363.1 million compared to net cash provided by financing activities of $110.3 million in the nine months ended September 30, 2018.  The net increase in cash provided by financing activities of $252.8 million is principally attributed to debt borrowings exceeding debt repayments in the nine months ended September 30, 2019 as compared to the same period in 2018.  In the nine months ended September 30, 2019, we had proceeds from the issuance of debt of $480.9 million primarily resulting from the consolidation of the Next Partnership and Vantage Point Partnership. In the nine months ended September 30, 2018, we had proceeds from the issuance of debt of $563.7 million, which includes $438.0 million from the ABL Credit Facilities, $73.0 million from the MidCap Real Estate Loans, $40.0 million from the expanded Term Loan Agreement and $10.9 million from the refinancing of a bridge loan with a HUD insured loan.  Repayment of long-term debt in the nine months ended September 30, 2019 was $133.9 million compared to $462.1 million in the same period of the prior year.  In the nine months ended September 30, 2019, we repaid $39.8 million in MidCap Real Estate Loans and $42.2 million in HUD-insured loans using proceeds from the sale of 12 facilities and reduced the term loan facility of the ABL Credit Facilities by $40.0 million while increasing the revolving credit facilities by the same amount.  In the nine months ended September 30, 2018, we paid $363.2 million in the retirement of our terminated revolving credit facilities, $69.8 million in the paydown of Welltower Real Estate Loans and $9.9 million in the payoff of a bridge loan with the proceeds from a HUD-insured refinancing.  The remaining decrease in cash used to repay long-term debt of $7.3 million relates to a decrease in routine debt payments. In the nine months ended September 30, 2019, we had net borrowings under the revolving credit facilities of $3.5 million as compared with $27.1 million of net borrowings under the revolving credit facilities in the same period in 2018.  In the nine months ended September 30, 2019, we paid debt issuance costs of $8.3 million resulting from the consolidation of the Next Partnership and the Vantage Point Partnership.  In the nine months ended September 30, 2018, we paid debt issuance costs of $16.7 million, which includes $13.6 million in fees for the ABL Credit Facilities and $2.9 million in fees for the MidCap Real Estate Loans.  In the nine months ended September 30, 2019, we received contributions from a noncontrolling interest for $18.5 million and $8.5 million resulting from the consolidation of the aforementioned Next Partnership and Vantage Point Partnership, respectively.  The remaining net increase in cash used in financing activities of $4.4 million in the nine months ended September 30, 2019 compared to the same period in 2018 is primarily due to an increase in distributions to noncontrolling interests and repayments of finance lease obligations offset by a reduction in debt settlement costs.

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

At September 30, 2019, we had total liquidity of $80.6 million consisting of cash on hand of $68.3 million and available borrowings under our ABL Credit Facilities of $12.3 million.  During the nine months ended September 30, 2019, we maintained liquidity sufficient to meet our working capital, capital expenditure and development activities.

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

Divestiture of Non-Strategic Facilities

Consistent with our strategy to divest assets in non-strategic markets, we have exited 43 inpatient operations, including 40 skilled nursing facilities, two assisted/senior living facility and one behavioral health center in 10 states beginning January 1, 2019 through November 1, 2019, including:

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
•

The sale and lease termination of six skilled nursing facilities located in Ohio on August 1, 2019, marking an exit from the inpatient business in this state.  A loss was recognized totaling $1.5 million.

•	The sale of one owned assisted/senior living facility located in California on August 1, 2019. A gain was recognized totaling $0.1 million.
•	The sale and lease termination of one skilled nursing facility located in Utah on August 1, 2019. A loss was recognized totaling $0.2 million.
•	The sale of one owned skilled nursing facility located in Virginia on August 15, 2019. A gain was recognized totaling $16.5 million.
•	The sale of one owned skilled nursing facility located in Maryland on August 15, 2019 and transfer of operations on September 1, 2019. A gain was recognized totaling $3.9 million.
•

The sale of two owned skilled nursing facilities, one assisted/senior living facility and the lease termination of one skilled nursing facility located in Georgia on August 19, 2019. A gain was recognized totaling $7.6 million.

•	The sale and lease termination of one skilled nursing facility located in Idaho on September 1, 2019. A loss was recognized totaling $0.2 million.
•	The sale of one owned skilled nursing facility located in New Jersey on September 1, 2019. A gain was recognized totaling $11.1 million.

•	The sale of one owned skilled nursing facility located in California on September 17, 2019. A gain was recognized totaling $1.0 million.
•	The sale of one owned skilled nursing facility located in New Jersey on September 27, 2019. A gain was recognized totaling $11.2 million.
•	The sale of one owned skilled nursing facility located in New Jersey on August 27, 2019 and transfer of operations on October 1, 2019. A gain was recognized totaling $7.8 million.
•	The sale and lease termination of one skilled nursing facility located in California on October 1, 2019. A loss was recognized totaling $0.4 million.

Financial Covenants

The ABL Credit Facilities, the Term Loan Agreement and the Welltower Real Estate Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures.  At September 30, 2019, we were in compliance with all of the financial covenants contained in the Credit Facilities.

We have master lease agreements with Welltower, Sabra Health Care REIT, Inc., Omega and Second Spring Healthcare Investments (collectively, the Master Lease Agreements).  Our Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity.  At September 30, 2019, we were in compliance with the covenants contained in the Master Lease Agreements.

We have two master lease agreements with Cindat Best Years Welltower JV LLC involving 28 of our facilities.  We did not meet certain financial covenants contained in one of the master lease agreements involving five of our facilities at September 30, 2019.  On November 4, 2019, we received a waiver for these covenant breaches through January 1, 2021.  At September 30, 2019, we are in compliance with the financial covenants contained in the other master lease agreement.

At September 30, 2019, we did not meet certain financial covenants contained in three leases related to five of our facilities.  We are, and expect to continue to be, current in the timely payment of our obligations under such leases.  These leases do not have cross default provisions, nor do they trigger cross default provisions in any of our other loan or lease agreements.  We will continue to work with the related credit parties to amend such leases and the related financial covenants.  We do not believe the breach of such financial covenants has a material adverse impact on us at September 30, 2019.

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

Concentration of Credit Risk

We are exposed to the credit risk of our third-party customers, many of whom are in similar lines of business as us and are exposed to the same systemic industry risks of operations as we are, resulting in a concentration of risk.  These include organizations that utilize our rehabilitation services, staffing services and physician service offerings, engaged in similar business activities or having economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in regulatory and systemic industry conditions.

Management assesses its exposure to loss on accounts at the customer level.  The greatest concentration of risk exists in our rehabilitation therapy services business where it has over 160 distinct customers, many being chain operators with more than one location.  One customer, which is a related party of ours, comprises $32.5 million, approximately 35%, of the gross outstanding contract receivables in the rehabilitation services business at September 30, 2019.  See Note 11 – “Related Party Transactions.”  One former customer comprises $8.0 million, approximately 9%, of the gross outstanding contract receivables in the rehabilitation services business at September 30, 2019.  An adverse event impacting the solvency of these large customers resulting in their insolvency or other economic distress would have a material impact on us.

Financial Condition and Liquidity Considerations

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern for 12 months following the date our financial statements were issued (November 8, 2019).  Management considered the recent results of operations as well as our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due before November 8, 2020.  Based upon such considerations, management determined that there are no known or knowable conditions or events that raise substantial doubt about our ability to continue as a going concern for 12 months following the date of issuance of these financial statements (November 8, 2019).

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

During the nine months ended September 30, 2019, we amended, or obtained waivers related to, the financial covenants of all of our material debt and lease agreements to account for these ongoing changes in our capital structure and business conditions. Although we are and project to be in compliance with all of our material debt and lease covenants through November 8, 2020, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on our ability to remain in compliance with the covenants. Should we fail to comply with our debt and lease covenants at a future measurement date we could, absent necessary and timely waivers and/or amendments, be in default under certain of our existing debt and lease agreements.  To the extent any cross–default provisions apply, the default could have a more significant impact on our financial position.

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

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures, or capital resources.

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

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2019, we implemented certain internal controls in conjunction with our adoption of the new leasing standard, Topic 842.  There were no other changes in our internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Amendment No. 4, dated September 12, 2019, to the Fourth Amended and Restated Credit Agreement dated as of March 6, 2018, by and among Genesis Healthcare, Inc. and certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and MidCap Funding IV Trust LLC, as administrative agent.

10.2

Amendment No. 7, dated as of September 12, 2019, to Term Loan Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, GEN Operations I, LLC and GEN Operations II, LLC as borrowers, HCRI Tucson Properties, Inc. and OHI Mezz Lender, LLC as lenders and Welltower, Inc. as the administrative agent and collateral agent.

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

GENESIS HEALTHCARE, INC.

Date:	November 8, 2019	By	/S/ GEORGE V. HAGER, JR.
George V. Hager, Jr.
Chief Executive Officer

Date:	November 8, 2019	By	/S/ THOMAS DIVITTORIO
Thomas DiVittorio
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)