Form 10-K
period 2019-12-31
Genesis Healthcare, Inc.
filed 2020-03-16
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to_________.

Commission file number: 001-33459

Genesis Healthcare, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3934755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 East State Street
Kennett Square, Pennsylvania	19348
(Address of principal executive offices)	(Zip Code)

(610) 444-6350

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	GEN	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☑

Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company	☐		

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of Class A common stock, par value $0.001 per share, held by non-affiliates of the registrant, computed based on the closing sale price of $1.24 per share on June 30, 2019, as reported by The New York Stock Exchange, was approximately $115.6 million. The aggregate number of shares held by non-affiliates is calculated by excluding all shares held by executive officers, directors and holders known to hold 5% or more of the voting power of the registrant’s common stock. As of March 13, 2020, there were 108,163,948 shares of the registrant’s Class A common stock issued and outstanding, 744,396 shares of the registrant’s Class B common stock issued and outstanding, and 55,902,144 shares of the registrants Class C common stock, par value $0.001 per share, issued and outstanding.

Documents Incorporated by Reference:

The information called for by Part III is incorporated by reference to the Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders of the Registrant which will be filed with the U.S. Securities and Exchange Commission not later than April 29, 2020.

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

PART I

Item 1. Business

Company Overview

Genesis Healthcare, Inc. (Genesis) is a holding company with subsidiaries that, on a consolidated basis, comprise one of the nation's largest post-acute care providers.  As used in this report, the terms “we,” “us,” “our,” and the “Company,” and similar terms, refer collectively to Genesis and its consolidated subsidiaries, unless the context requires otherwise.  We offer inpatient services through our network of 381 skilled nursing and assisted/senior living facilities located in 26 states.  We also supply rehabilitation and respiratory therapy to approximately 1,200 locations in 44 states, the District of Columbia and China as of December 31, 2019.  In addition, we provide a full complement of administrative and consultative services to our affiliated operators through our administrative services subsidiaries and to third-party operators with whom we contract through our management services subsidiary. There were 19 facilities subject to such management services agreements with unaffiliated or jointly owned skilled nursing facility operators as of December 31, 2019. All of our healthcare operating subsidiaries focus on providing quality care to the people we serve, and our skilled nursing facility subsidiaries, which comprise the largest portion of our consolidated business, have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients.  For additional information regarding our financial condition, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Overview.”

Operations

As of December 31, 2019, we offered inpatient services through our network of 381 skilled nursing and assisted/senior living facilities across 26 states, consisting of 357 skilled nursing facilities and 24 stand-alone assisted/senior living facilities. Of the 381 facilities, 299 are leased, 30 are owned, 13 are managed and 39 are joint ventures. Additionally, we have fixed-price options to purchase the real property of 23 of our leased facilities and 33 of our joint venture facilities. Collectively, our skilled nursing and assisted/senior living facilities have 45,136 licensed beds, approximately 70% of which are concentrated in the states of California, Connecticut, Maryland, Massachusetts, New Hampshire, New Jersey, New Mexico, Pennsylvania, and West Virginia. See Item 2. “Properties” for the full count of facilities by state.  Our skilled nursing and assisted/senior living facilities are generally clustered in large urban or suburban markets.    For the year ended December 31, 2019, we generated approximately 84% of our revenue from our skilled nursing facilities, with the remainder primarily being generated from our assisted/senior living facilities, rehabilitation therapy services provided to third-party facilities, and other ancillary services.

Our services focus primarily on the medical and physical issues facing elderly patients and are provided by the employees of our skilled nursing facilities, assisted/senior living communities, integrated and third-party rehabilitation therapy business, and other ancillary services.

As of December 31, 2019, we had three reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities and assisted/senior living facilities and is the largest portion of our business; (2) rehabilitation therapy services, which includes our integrated and third-party rehabilitation and respiratory therapy services; and (3) all other services. For the year ended December 31, 2019, the inpatient services segment generated approximately 87% of our revenue, the rehabilitation therapy services segment generated approximately 10% of our revenue and all other services accounted for the remaining balance of our revenue. For additional information regarding the financial performance of our reportable operating segments, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 –  “Segment Information,” in the notes to our consolidated financial statements included elsewhere in this report.

Inpatient Services Segment

Skilled Nursing Facilities

As of December 31, 2019, our skilled nursing facilities provided skilled nursing care at 357 regionally clustered facilities, having 41,977 licensed beds, in 26 states.  We have developed programs for, and actively market our services to, high-acuity patients who are typically admitted to our facilities as they recover from strokes, other neurological conditions, cardiovascular and respiratory ailments, joint replacements and other muscular or skeletal disorders.  We also provide 24-hour long-term care services for elderly residents and people with chronic conditions or prolonged illnesses. Our staff is devoted to providing a comforting environment and focused on helping each person achieve their highest level of independence and vitality.

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

Our PowerBack Rehabilitation branded facilities are designed to provide short-stay skilled nursing facilities that deliver a comprehensive rehabilitation regimen in accommodations specifically designed to serve high-acuity patients. We believe that having PowerBack Rehabilitation facilities enables us to more effectively serve higher acuity patients and achieve a higher skilled mix than a traditional hybrid skilled nursing facility, which in turn results in higher reimbursement rates. Skilled mix is the average daily number of Medicare and insurance patients we serve at our skilled nursing facilities divided by the average daily number of total patients we serve at our skilled nursing facilities.  Insurance as a payor source includes both traditional commercial insurance programs as well as managed care plans, including Medicare Advantage plans.  As of December 31, 2019, we operated 10 PowerBack Rehabilitation facilities with 1,075 beds.

As of December 31, 2019, we have 19 facilities subject to management agreements with unaffiliated or jointly owned skilled nursing facility operators. The income associated with the management services provided to the third-party facility operator is included in inpatient services in our segment reporting as services are performed primarily by personnel supporting the inpatient services segment.

Our administrative service company provides a full complement of administrative and consultative services to our affiliated operators to allow them to better focus on the delivery of healthcare services.

Assisted/Senior Living Facilities

We complement our skilled nursing care business by providing assisted/senior living services at 24 stand-alone facilities with 1,941 beds and offer an additional 1,218 assisted/senior living beds within our skilled nursing facilities as of December 31, 2019. Our assisted/senior living facilities provide residential accommodations, activities, meals, security, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support, but not the level of nursing care provided in a skilled nursing facility.

Rehabilitation Therapy Services

As of December 31, 2019, we provided rehabilitation therapy services, including speech-language pathology (SLP), physical therapy (PT), occupational therapy (OT) and respiratory therapy, to approximately 1,200 healthcare locations in 44 states, the District of Columbia and China, including 349 facilities operated by us. We provide rehabilitation therapy services at our skilled nursing facilities and assisted/senior living facilities as part of an integrated service offering in connection with our skilled nursing care.  We believe that an integrated approach to treating high-acuity patients enhances our ability to achieve successful patient outcomes and enables us to identify and treat patients who can benefit from our rehabilitation therapy services. We believe hospitals and physician groups often refer high-acuity patients to our skilled nursing facilities because they recognize the value of an integrated approach to providing skilled nursing care and rehabilitation therapy services.

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

In addition to our rehabilitation therapy services in the United States, we have a presence in China and Hong Kong with initiatives to develop a rehabilitation therapy care delivery model and other services.  The revenues generated and long-lived assets associated with this expansion are immaterial as of December 31, 2019.

Other Services

As of December 31, 2019, we provided an array of other specialty medical services, including physician services, staffing services, and other healthcare related services.

Employees and Labor Relations

As of December 31, 2019, we employed an aggregate of approximately 55,000 active employees as follows:  36,250 in our inpatient services segment, 11,800 (primarily therapists) in our rehabilitation therapy segment, and 6,950 in our all other services segment, which includes our administrative services subsidiaries.

Our most significant operating cost is labor, which accounted for approximately 65% of our operating expenses for the year ended December 31, 2019.  The healthcare industry as a whole has been challenged by shortages of qualified healthcare professionals, resulting in increased competition for staffing services and increased employee turnover.  Consequently, we have instituted various strategies, such as maintaining competitive labor rates and benefits, that seek to improve employee retention and reduce reliance on overtime compensation and temporary staffing services.  Most of our skilled nursing facilities are subject to state-mandated minimum staffing requirements, so our ability to reduce labor costs by decreasing staff is limited and subject to government audits and penalties.  Managing labor costs is proving to be increasingly difficult as reimbursement rate increases are often significantly exceeded by the annual inflationary wage increases. The issue is compounded by the shift in payor mix to lower reimbursed Medicaid as well as increases in the federal or state minimum wage rates.

As of December 31, 2019, we had 83 collective bargaining agreements with unions covering approximately 5,200 active employees at our skilled nursing facilities. As these agreements are renegotiated, we may be subject to wage increases in excess of market rates. We consider our relationship with our employees to be good.

Customers

With the exception of our rehabilitation therapy services segment, no individual customer or client accounts for a significant portion of our revenue. We do not expect that the loss of a single customer or client within our inpatient services segment would have a material adverse effect on our business, financial condition or results of operations.  Within the rehabilitation services business, there are over 140 distinct customers, many of which are chain operators with more than one location.  One customer, which is a related party of ours, comprises $28.9 million, approximately 34%, of the gross outstanding contract receivables in the rehabilitation services business at December 31, 2019.  See Note 16 – “Related Party Transactions.”  One former customer comprises $7.0 million, approximately 8%, of the gross outstanding contract receivables in the rehabilitation services business at December 31, 2019.

Business Strategy

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

Position ourselves for success in a value-based environment.  As healthcare reform continues to be implemented, we believe post-acute healthcare providers who provide quality diversified care, have density and strong reputations in local markets, have good relationships with acute care hospitals and operate with scale will have a competitive advantage in an episodic payment environment.  Our ongoing clinical and operational initiatives position us as a valuable partner to acute care hospitals and managed care organizations that are seeking to increase care coordination, reduce lengths of stay, more effectively manage healthcare costs and develop new care delivery and payment models.

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

Focusing on core markets by optimizing our facility portfolio.  We are continually evaluating the long-term strategic value of our portfolio of facilities and other operating businesses.  In this regard, we will continue to pursue the sale, divestiture, closure or reconfiguration of facilities or businesses that are unprofitable, located in unattractive or saturated markets, physically obsolete or not core to our business strategy.  Shedding non-core or non-strategic assets increases our focus and resources to assets in markets where we have geographic density, strong hospital partnerships and the greatest growth potential.  Between January 1, 2017 and December 31, 2019, we have divested, sold or closed the operations of 129 facilities.  We seek strategic acquisitions in selected target markets with strong demographic trends for growth in our service population.  Expansion of existing facility clusters and the creation of new clusters in local markets will allow us to leverage existing operations and to achieve greater operating efficiencies.

Improving overall capital structure and focusing on real estate ownership and strategic partnerships. In early 2018,  we executed a number of restructuring activities to provide increased liquidity and reduce annual cash fixed charges.  These activitities included closing on a new asset based lending facility, expansion of an existing term loan agreement, and the restructuring of several significant master leases, which resulted in more favorable terms. We currently lease the majority of the facilities used in our operations, many of which are subject to annual rent escalation clauses.  We are continually focused on reducing the impact of rising rents through the restructuring of existing lease arrangements, the acquisition of real estate, and the execution of other strategic partnerships. Further, we seek to own facilities or acquire fixed price options to purchase them, thus allowing us to participate in the upside appreciation of the facilities and the opportunity to lower our future costs by replacing rent subject to escalators with debt financing.

Since January 1, 2019, we entered into two strategic partnerships that provide us with fixed price options to purchase the underlying real property of an aggregate of 34 facilities and contain rental terms with no annual escalators for at least four years.   See Note 4 – “Significant Transactions and Events – Strategic Partnerships” and Note 23 – “Subsequent Events.”

Subsequent to December 31, 2019, we entered into an additional strategic partnership under which we transferred operational responsibility for 19 facilities to an operator with local market expertise and relationships.  Under the terms of the arrangement, we will continue to provide administrative support to the facilities and also provide certain ancillary services.  See Note 23 – “Subsequent Events.”

Competitive Strengths

We believe that the following competitive strengths support our business strategy:

Quality Patient Care, Differentiated Clinical Capabilities and Clinical Specialization. To ensure clinical oversight and continuity of patient care, our facilities contract with our physician services division to obtain services of physicians, physician assistants and nurse practitioners that are primarily involved in providing medical direction and/or direct patient care. Utilization of physicians and non-physician practitioners allows for significant patient involvement at all levels of the organization, thus ensuring an emphasis on quality care is maintained.  In an effort to further enhance the quality of care we provide to our patients, we have made investments to expand rehabilitation gym capacity and develop clinical specialty units. The development of clinical specialty units in our facility portfolio has allowed us to better meet the needs of our patients.  These specialty units, along with our advanced capabilities in post-acute cardiac and pulmonary management, differentiate us in local areas, as competitors often do not offer these programs.  Our focus on quality patient care, differentiated clinical capabilities and clinical specialization allows us to care for higher acuity patients who are typically reimbursed by Medicare or managed care payors.

Strong Geographic Density in Regional Markets.  We have developed geographic density in markets with 70% of our total licensed skilled nursing beds located in nine states: California, Connecticut, Maryland, Massachusetts, New Hampshire, New Jersey, New Mexico, Pennsylvania and West Virginia.  Within these and other states, we seek to cluster our facilities to create a dense, localized footprint.   By clustering our facilities, we are able to provide a larger and more diverse number of clinical services within a regional market.  As a result, we are often the leading skilled nursing facility operator in many of the regional markets in which we operate, based on number of beds.  Strategically clustered facilities in single or contiguous markets also allow us to achieve lower operating costs through greater purchasing power and operating efficiencies, facilitate the development of strong relations with state and local regulators and provide us with the ability to coordinate sales and marketing strategies.  Our strong reputation and operating performance in regional markets also allows us to develop relationships with key referral sources, including hospitals and other managed care payors.

Experienced Management Team with Proven Operating Performance. We have an experienced management team with deep post-acute experience. Our management team has demonstrated an ability to adapt to a rapidly changing business climate, providing a distinct competitive advantage in navigating the complex and evolving post-acute care industry.

Key Partnerships and Relationships. We have partnered with hospitals in our local markets to enhance the coordination of patient care during and after a post-acute rehabilitation stay. The goal of these relationships is to provide quality care while lowering hospital readmission rates and reducing overall healthcare costs.  Further, these relationships allow us to manage patient outcomes and coordinate care once a patient leaves the acute care setting and enters one of our facilities.  We have also forged key relationships with managed care payors to better align quality goals and reimbursement, resulting in a more coordinated care approach that reduces hospital readmissions.  As an increasing number of patients gain access to health insurance through healthcare reform or move to managed Medicare and Medicaid programs, we are poised to capture additional market share as managed care companies look to match quality patient care with a cost efficient setting. In addition, we created our own Accountable Care Organization (ACO).  As the industry continues to migrate from fee-for-service to pay-for-value, our unique capabilities in the area of physician services has given us a competitive advantage in advancing participation in value-based programs.  We offer the only captive SNFist company in the industry and the only post-acute sponsored ACO in the United States.

Leading Post-Acute Provider Well Positioned for Increased Demand for Post-Acute Care. As life expectancy continues to increase in the United States and seniors account for a higher percentage of the U.S. population, we believe overall demand for the services we provide will increase.  As one of the largest operators of skilled nursing facilities and post-acute rehabilitation therapy services in the U.S., we are well positioned to benefit from these trends by delivering cost effective, high quality services.

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

Industry Trends

We believe the following post-acute care industry trends are likely to impact our business:

Increased Demand Due to Favorable Demographics. The majority are our services are provided to individuals aged 75 and older.  This population is one of the fastest growing segments in the United States. We expect that as the number of individuals aged 75 and older continues to increase, we will experience an increase in demand for our services.

Shift of Care to Lower Cost Alternatives. In response to rising healthcare costs, governmental and other payors have adopted various cost-containment measures that serve to reduce admissions and encourage reduced lengths of stay in hospitals and other post-acute settings.  Consequently, these providers are discharging patients earlier and referring incremental high-acuity patients to lower cost settings, such as skilled nursing facilities.

Limited Supply of Facilities. There has been a moderate decline in the number of skilled nursing facilities over the past several years. Additionally, most states impose strict regulations that limit or restrict the development or expansion of healthcare projects.  Consequently, we believe that as the industry demographics continue to trend positively, the supply and demand balance in the industry will continue to improve.

Reduced Reliance on Family Care. We believe that increases in the percentage of dual income earning families, reductions in the average family size, and an increased mobility in society will lessen seniors’ reliance on family as a form of care.  We believe that it will be necessary for more seniors to seek alternative care options as they age, which will increase the demand for our services.

Healthcare Reform and Reimbursement Trends.  In recent years, healthcare reforms and other policy changes have reshaped the healthcare payment and delivery landscape in the United States.  A significant objective of these reforms is to transform delivery of and payment for healthcare services by holding providers accountable for the cost and quality of care provided.  In response to these reforms, Medicare and many commercial third party payors have implemented ACO models in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals.  Other reimbursement methodology reforms include value-based purchasing, in which a portion of provider reimbursement is redistributed based on relative performance on designated economic, clinical quality and patient satisfaction metrics.  In addition, the Centers for Medicare and Medicaid Services (CMS) has implemented demonstration and mandatory programs to bundle acute care and post-acute care reimbursement to hold providers accountable for costs across a broader continuum of care. These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans.  As alternative payment models seek to incentivize delivery of better care at lower costs, providers are making fundamental changes in their day-to-day operations to better coordinate and manage the care of patients, improve care transitions, reduce lengths of stay and prevent avoidable rehospitalizations.

Further, continuing efforts of governmental and private third party payors to contain the rate of payment for the provision of healthcare services has impacted providers like us.  Federal Medicare and Medicaid reimbursement rates in many states are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. In recent years, those adjustments have not reflected actual increases in the cost of providing healthcare services. In addition to rate pressure, in recent years we have continued to see a shift from “traditional” Fee-for-Service (FFS) Medicare patients to Medicare Advantage patients.  Reimbursement rates and average lengths of stay are generally lower for services provided to Medicare Advantage patients than they are for the same services provided to traditional FFS Medicare patients, negatively impacting our profitability.  In addition to the federal Medicare program, a number of states use managed care to coordinate long-term care support services and many states are interested in implementing or expanding existing ones.  The emergence of managed Medicaid programs has resulted in lower rates of reimbursement for our services and has introduced new challenges and complexities with respect to billings and collections. We expect further migration towards managed Medicare and Medicaid programs.

Revenue Sources

We derive revenue primarily from the following programs: Medicaid, Medicaid Managed Care, Medicare, Medicare Advantage Plans, commercial insurance payors and private pay patients.

 Medicaid

Medicaid, which is the largest source of funding for skilled nursing facilities, typically covers patients that require standard room and board services, and provides reimbursement rates that are generally lower than rates earned from other sources. Medicaid is a program financed by state funds and matching federal funds administered by the states and their political subdivisions. Medicaid programs generally provide health benefits for qualifying individuals, and may supplement Medicare benefits for the disabled and for persons aged 65 and older meeting financial eligibility requirements. Medicaid reimbursement formulas are established by each state with the approval of the federal government in accordance with federal guidelines. Seniors who enter skilled nursing facilities as private pay clients can become eligible for Medicaid once they have substantially depleted their assets.

Medicaid reimbursement varies from state to state and is based upon a number of different systems, including cost-based, prospective payment, case mixed adjusted payments and negotiated rate systems. Reimbursement rates are subject to a number of factors, such as a state’s annual budgetary requirements and funding, statutory and regulatory changes and interpretations and rulings by authoritative agencies.

Medicaid Managed Care

Medicaid Managed Care is a health care delivery system of Medicaid health benefits and additional services through contracted arrangements between state Medicaid agencies and managed care organizations (MCOs) designed to manage cost, utilization and quality of care.  The delivery of long-term care services is provided through capitated payment programs.  Such programs are in place in the majority of states in which we operate and states may implement such programs in the future if approved by CMS.

Medicare

Medicare is a federal program that provides healthcare benefits to individuals who are aged 65 years and older or are disabled. To achieve and maintain Medicare certification, a skilled nursing facility must sign a Medicare provider agreement and meet the CMS “Requirements of Participation” on an ongoing basis, as determined in periodic facility inspections or “surveys” conducted primarily by the state licensing agency in the state where the facility is located.  Medicare pays for inpatient skilled nursing facility services under the prospective payment system (PPS). The prospective payment for each beneficiary is based upon the medical condition of and care needed by the beneficiary. Medicare Part A skilled nursing facility coverage is limited to 100 days per episode of illness for those beneficiaries who require daily care following discharge from an acute care hospital.

•	Medicare Part A provides for inpatient services including hospital care, skilled nursing care, hospice and home healthcare, and end-stage renal disease.
•	Medicare Part B provides for outpatient services including physician services, diagnostic services, durable medical equipment, skilled therapy services and medical supplies.
•

Medicare Part C is a managed care option (Medicare Advantage) for beneficiaries who are entitled to Part A and enrolled in Part B and are administered by commercial health insurers that contract with Medicare or Medicaid.

•	Medicare Part D is a benefit that provides prescription drug benefits for both Medicare and Medicare/Medicaid dual eligible patients.

Medicare reimbursed our skilled nursing facilities under PPS for a defined bundle of inpatient covered services. Medicare coverage criteria require that a beneficiary spend at least three qualifying days in an inpatient acute setting before Medicare will cover the skilled nursing service. While beneficiaries are eligible for up to 100 days per episode of illness of skilled nursing care services (defined as requiring daily skilled nursing and/or skilled rehabilitation services), current law imposes a daily co-payment after the 20th day of covered services. Under PPS, facilities are paid a predetermined amount per patient, per day, for certain services based on the anticipated costs of treating patients.  Effective October 1, 2019, the amount to be paid is determined based on a new case-mix classification system known as the Patient-Driven Payment Model (PDPM). Prior to this date, payment rates were determined by classifying each patient into a resource utilization group (RUG) category based upon each patient's acuity level.

Medicare rules and reimbursement rates are subject to statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services.  Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.

For Medicare beneficiaries who qualify for the Medicare Part A coverage, rehabilitation services are included in the per diem payment. For beneficiaries who do not meet the coverage criteria for Part A services, rehabilitation services may be provided under Medicare Part B, subject to specific coverage and payment requirements.

Patient-Driven Payment Model (PDPM)

Effective October 1, 2019, a new case-mix classification system called PDPM replaced the existing case-mix classification system, RUG-IV.  PDPM is designed to increase focus on patients’ conditions and clinical needs, as opposed to the volume of services provided, thereby improving payment accuracy and encouraging a more patient-driven care model.  Under PDPM, there are only two required minimum data set (MDS) assessments, the admission assessment and discharge assessment, with one optional MDS assessment, the interim payment assessment.

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

Effective October 1, 2019, CMS has also revised the definition of skilled nursing facility group therapy so that it aligns with the group therapy definition used in the inpatient rehabilitation facility setting.  The new definition defines group therapy in the skilled nursing facility Medicare Part A setting as a qualified rehabilitation therapist or therapy assistant treating two to six patients at the same time who are performing the same or similar activities.

PDPM also revises the limits on group and concurrent therapy.  RUG-IV included a 25% limit per discipline (PT, OT, SLP), for group therapy and did not impose a limit for concurrent therapy.  PDPM includes a 25% limit per discipline (PT, OT, SLP) for both combined group and concurrent therapy.

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

Part B Rehabilitation Requirements

We receive payment for certain of our services from the Medicare Part B program under a fee schedule. The payments we received for these services was limited by separate “therapy caps” for combined SLP and PT services and OT services. The therapy caps were implemented under the authority of the Balanced Budget Amendments of 1997.

Congress has historically interceded on several occasions to suspend the therapy caps, offering an exceptions process to permit the processing of claims in excess of the therapy cap. The Deficit Reduction Act of 2005 directed CMS to develop a process that allows exceptions to therapy cap limits when continued therapy is deemed medically necessary.  Specifically, the Middle Class Tax Relief and Job Creation Act of 2012 extended the exceptions process but added a second tier cap mandating manual medical review (MMR) for claims submitted that exceeded $3,700 for combined SLP and PT services and a separate threshold of $3,700 for OT services. In April 2015, The Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) was signed into law. MACRA authorized payment reforms for physicians and other professional services, including SLP, PT, and OT services. Further, it included provisions to not only stabilize the professional fee schedules, but also to extend the therapy cap exceptions process through December 31, 2017.

In February 2018, the Bipartisan Budget Act of 2018 was signed into law, which provides for the repeal of all therapy caps retroactively to January 1, 2018. The new law preserves the former therapy cap amounts as thresholds above which claims must include a modifier as a confirmation that services are medically necessary as justified by appropriate documentation in the medical record. The law retained the MMR process for claims over the threshold, but reduced the claim threshold to $3,000. Just as with the incurred expenses for the therapy cap amounts, there is one amount for PT and SLP services combined and a separate amount for OT services. This amount is indexed annually by the Medicare Economic Index.  The modifier threshold amount for both combined SLP and PT services and OT services is $2,080 in 2020 compared to $2,040 in 2019.

In November 2019, CMS issued the calendar year 2020 Physician Fee Schedule Final Rule establishing that therapy assistant claim modifiers will be required starting in calendar year 2020. This rule is consistent with the requirement of the Balanced Budget Act of 2018, which requires a 15% payment reduction when a physical therapist assistant (PTA) or occupational therapy assistant (OTA) provides services “in whole or in part” on a given day. While the modifiers are required to be applied to the claims beginning in calendar year 2020, the 15% therapist assistant payment reduction will not be applied until calendar year 2022. The final rule clarified the meaning of “in whole or in part” to mean when 10% or more of the services are provided by a PTA or OTA.

The FY 2020 Physician Fee Schedule (PFS), indicates that there will be no decrease in PT and OT code payments in 2020. However, CMS also indicated its intent to make changes to reimbursement rates that would become effective January 1, 2021. These changes, if finalized, will effectively lower the reimbursement rate for Medicare Part B specialty providers; specific to our industry, CMS is proposing cuts to Part B therapy services by 8%.

The Multiple Procedure Payment Reduction (MPPR) continues at a 50% reduction, which is applied to therapy procedures by reducing payments for practice expense of the second and subsequent procedures when services provided beyond one unit of one procedure are provided on the same day. The implementation of MPPR includes 1) facilities that provide Medicare Part B SLP, OT, and PT services and bill under the same provider number; and 2) providers in private practice, including speech-language pathologists, who perform and bill for multiple services in a single day.

Medicare Annual Market Basket

Current law requires CMS to calculate an annual market basket update to the payment rates. Provisions of the Patient Protection and Affordable Care Act of 2010 (PPACA) directed the agency to reduce that payment level by a calculated multi-factor productivity adjustment. The agency also retains the authority to review and adjust payments for corrections to previous year market baskets where over/under payment exceeded 0.05% between the projected market basket and the actual performance. Annually, on a federal fiscal year basis (October 1), the agency makes its payment changes. Normally, CMS issues proposed rules during April, providing 60-days for stakeholder input, and issues finalized rules 60 days prior to the start of the fiscal year. If there are no substantive changes in rules and regulations, the agency has the authority to issue rate adjustments in a notice, rather than a proposed rule. The notice must be issued 60 days before the beginning of the fiscal year.

On July 31, 2017, CMS issued a final rule for fiscal year 2018 outlining Medicare payment rates for skilled nursing facilities.  The final rule uses a market basket percentage of 1.0% effective October 1, 2017.

On August 8, 2018, CMS issued a final rule for fiscal year 2019 outlining Medicare payment rates for skilled nursing facilities.  A market basket increase of 2.4% was mandated by the Bipartisan Budget Act of 2018 effective October 1, 2018. Reimbursement for fiscal year 2019 was based on the current payment methodology using the Resource Utilization Group, Version IV (RUG-IV) model with one significant change, the addition of the Skilled Nursing Facility Value-Based Purchasing (see below) incentive multiplier.

On July 30, 2019, CMS released a final rule for skilled nursing facilities prospective payment services (SNF PPS) for fiscal year 2020 Medicare Part A services.  The final rule made revisions from the proposed rule for the PDPM market basket increase and additional modifications to the skilled nursing facility Quality Reporting Program (QRP).  PDPM replaced the existing case-mix classification methodology, RUG-IV, effective October 1, 2019.  The final rule addresses specific issue areas, discussed below, related to the fiscal year 2020 requirements.

The final rule provides for a net SNF PPS market basket update factor for skilled nursing facilities of 2.4% effective October 1, 2019.  This is a full market basket update of 2.8% with no forecast error incurred and a 0.4% multifactor productivity adjustment.

Skilled Nursing Facility - Quality Measures Reporting Program (SNF QRP)

The Improving Medicare Post-Acute Care Transformation Act of 2014 (IMPACT Act) imposed data reporting requirements for skilled nursing facilities and certain other post-acute care providers in an effort to improve Medicare beneficiary outcomes through shared-decision making, care coordination, and enhanced discharge planning. Beginning with federal fiscal year 2018, skilled nursing facilities that fail to submit required quality data are subject to a 2.0% reduction to the annual market basket update.

Skilled Nursing Facility Value-Based Purchasing (SNF-VBP) Program

The Protecting Access to Medicare Act of 2014 (PAMA) required the establishment of a SNF-VBP Program. Effective October 1, 2018, the SNF-VBP Program allowed skilled nursing facilities to earn incentive payments based on the quality of care they provide to Medicare beneficiaries, as measured by a specified quality measure related to hospital readmissions. In order to fund the incentive payment pool, CMS withholds 2.0% of Medicare payments and then redistributes 60% of the withheld payments to skilled nursing facilities.  Skilled nursing facilities are evaluated based on both improvement and achievement of their hospital readmission measure. Skilled nursing facilities also receive quarterly confidential feedback reports regarding their performance.  CMS periodically publishes updates regarding the program’s administrative matters, such as scoring methodology.

Sequestration of Medicare Rates

The Budget Control Act of 2011 required mandatory reductions in federal spending, known as sequestration.  Sequestration imposed Medicare spending reductions of up to 2.0% per fiscal year, with a uniform percentage reduction across all Medicare programs. CMS began imposing a 2.0% reduction on Medicare FFS payments beginning in April 2013. These reductions have been extended through 2023.

Medicare Advantage Plans

Medicare Advantage Plans, sometimes called Medicare Part C or MA Plans, are offered by private companies that are approved by CMS.  Medicare Advantage Plans cover all Medicare services and manage care of patients through a network of doctors, hospitals and other providers. Reimbursement rates for nursing care are negotiated with the plans and are not set by skilled nursing facility PPS rules of payments. CMS has indicated that Medicare Advantage Plans can determine whether to incorporate any aspects of PDPM into their reimbursement methodology or use other appropriate reimbursement methodologies.

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

Reimbursement for Rehabilitation Services

Outside of therapy received during a Medicare Part A covered stay of up to 100 days, most of our rehabilitation therapy services are typically reimbursed under the Medicare Part B program. The payments made to our rehabilitation therapy services segment for services it provides to skilled nursing facilities are determined by negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered. In addition, this segment is also directly reimbursed from the Medicare Part B program, Medicaid, and other insurance companies through its certified outpatient rehabilitation agencies and group practices for services provided in assisted living facilities, homes and the community.

Recent Legislative, Regulatory and other Governmental Actions Affecting Revenue

The revenue and operating environment for the post-acute and long-term care services we deliver has been significantly shaped by a series of healthcare laws passed by Congress and implemented by government entities. The broad healthcare reforms enacted as part of PPACA have been among the most significant of revisions. Embedded in this complex legislation were provisions redesigning the private insurance market place, expanding the obligations of Medicaid, empowering changes in Medicare and stimulating innovations in payment and care delivery. The implementation of the provisions of PPACA has shaped the policy landscape.

Our operating environment has been further influenced by specific provisions in other legislation, such as:

•

Provisions of PAMA mandated implementation of skilled nursing facilities value-based incentives based on hospital readmission performance; provisions including a 2% payment withholding and redistribution based on performance incentive provisions.

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

Medicaid Fiscal Accountability Regulation (MFAR)

In November 2019, CMS issued a proposed rule, the Medicaid Fiscal Accountability Regulation (MFAR), regarding the use of Medicaid supplemental payment programs and financing arrangements.  The proposed rule could negatively impact Medicaid revenue for our facilities that currently rely upon provider taxes, intergovernmental transfers (IGTs), and upper payment limit (UPL) payments if states fail to meet the new requirements within a two to three year period after the proposed rule is finalized.  The proposed rule clarified certain definitions with respect to these topics and imposed new requirements on certain financing mechanisms. Additionally, MFAR introduced new reporting requirements with respect to Medicaid supplemental payment programs, such as the requirement for states to furnish provider-level data in lieu of aggregated data and the use of an approved template for certain payment demonstration programs. These requirements are intended to allow CMS to better track payments and analyze payment detail.  The proposed rule also clarifies that providers must receive and retain 100 percent of the payment, helping to prevent states and other units of government from reusing Medicaid payments as a source of state financing for additional payments.  Further, existing and new supplemental payment methodologies would be phased out after no more than 3 years and states would be required to request a new CMS approval to continue a supplemental payment beyond the maximum 3 year approved period. Currently, the majority of the states in which we operate could be impacted by the proposed provider tax regulations, which if implemented, would become effective three years after the effective date of the regulation. Additionally, we operate one center in Indiana that could be impacted by the proposed changes in the IGT regulations. The comment period for the proposed rule closed during the first quarter of 2020.

Medicaid Healthy Adult Opportunity (HAO) Demonstration Initiative

In January 2020, CMS announced an optional demonstration initiative, the Healthy Adult Opportunity (HAO), that would permit states to pursue a capped Medicaid financing model for certain Medicaid populations and the opportunity to share in program savings. The HAO will utilize Section 1115 waiver authority to provide coverage to adults not eligible for benefits under the state’s Medicaid state plan, while offering states increased flexibility in administering the benefits of such individuals. Specifically, the HAO targets adults under age 65 who are not eligible for Medicaid on the basis of disability or their need for long-term care services and supports, and who are not eligible under a state plan. Other very low-income parents, children, pregnant women, elderly adults, and people eligible on the basis of a disability will not be directly affected – except from the improvements that result from states reinvesting savings into strengthening their overall programs. Under this initiative, states may implement an “aggregate” (commonly referred to as a “block grant”) or per capita cap financing model.  The HAO demonstrations generally will be approved for an initial five-year period from the date of implementation, and successful demonstrations may be renewed for a period of up to 10 years.

Skilled Nursing Facilities

Healthcare Reform Initiatives

We believe we have positioned our business and operations for success in a healthcare environment that rewards quality outcomes as opposed to volume of services provided.  We believe that post-acute healthcare providers who provide quality diversified care, have density and strong reputations in local markets, have good relationships with acute care hospitals and payors and operate with scale will have a competitive advantage in an episodic payment environment.  We believe our business strategies should position us to become a valuable partner to acute care hospitals and managed care organizations that are seeking to increase care coordination, reduce lengths of stay and hospital readmissions, more effectively manage healthcare costs and develop new care delivery and payment models. As the industry and its regulators continue to engage in this environment, we will continue to adapt to changes that are ultimately made to the delivery system. For example, several of our skilled nursing facilities successfully participated in the CMS Bundled Payment for Care Improvement (BPCI) demonstration, which encouraged coordination of care amongst providers for certain episodes of care. The latest demonstration term for the program expired on September 30, 2018.  We are not participating in the new BPCI Advanced model, which commenced October 1, 2018, as it precludes post-acute providers from participating in a manner similar to the original program.

Medicare Shared Savings Program (MSSP)

The Medicare Shared Savings Program (MSSP) is an alternative payment model created by CMS that moves the payment system towards a more value-based model through the promotion of accountability for a patient population, coordination of care for Medicare beneficiaries, and encouragement of investment in high quality and efficient services. Under MSSP, providers and suppliers are able to create an ACO, which in turn agrees to be held accountable for the quality, cost, and experience of care of an assigned Medicare FFS beneficiary population. MSSP has various risk-sharing tracks that allow ACOs to select an arrangement. Participation in the program grants certain advantages to ACOs. For example, eligible ACOs may apply for a waiver to the 3-day qualifying stay rule.

Effective January 1, 2016, LTC ACO, LLC (formerly known as Genesis Healthcare ACO, LLC) began participating in MSSP through our physician services division.  Successful participation requires us to carefully document delivery, meet specific performance criteria and meet specific savings targets. Our physician services providers make more than half a million visits annually to both short- and long-stay patients, helping them improve overall healthcare quality and reduce unnecessary hospital readmissions.  As of December 2019, LTC ACO had contracted with nearly 200 new unaffiliated long-term care facilities. LTC ACO has plans to significantly expand its resident attribution beginning in 2020, not only inside Genesis but also more broadly throughout the skilled nursing industry.

2019 Performance Year

Effective July 1, 2019, we entered into a new MSSP agreement with CMS, which is scheduled to remain in effect through December 31, 2024. Under this agreement, we can share in up to 75% of the savings with CMS, but we are also at risk for 40% of any costs in excess of CMS-defined targets, which is further capped at 15% of our annualized benchmark costs under management. For the first half of 2019, we operated under our initial MSSP agreement, which allowed us to share in up to 50% of the savings with CMS, while assuming no downside risk.

With four years of participation under MSSP, we have gained valuable experience driving better outcomes and improved quality, managing episodic cost and developing in-house capabilities to predict program performance.  Based upon the data available to us with respect to the 2019 performance year, we have recognized $6.6 million of cumulative MSSP income, net of expenses and provider distributions.  The final reconciliation and settlement of the 2019 performance year is expected to be received from CMS in the third quarter of 2020.  We will continue to closely monitor and evaluate our estimated performance under the 2019 performance year and will adjust our MSSP income accordingly.

Past Performance Years

During 2018 and the first half of 2019, we managed, under an upside-only risk track, approximately 6,400 and 6,000, respectively, Medicare FFS beneficiaries under MSSP with annualized Medicare spend of more than $155.0 million.  In August 2019, we were informed by CMS that we reached the minimum savings rate set by CMS required for MSSP gain share for 2018.  As a result, in the third quarter of 2019, we recognized MSSP income of approximately $1.7 million, net of expenses and provider distributions.  We did not generate savings in the 2017 performance year, and in the 2016 performance year, we generated savings, but did not achieve the minimum savings target and therefore, did not share in any of the savings.

Government Regulation

General

Healthcare is an area of extensive and frequent regulatory change. Changes in the law or new interpretations of existing laws may have a significant impact on our methods and costs of doing business.  Our subsidiaries that provide healthcare services are subject to federal, state and local laws relating to, among other things, licensure, delivery, quality and adequacy of care, physical plant requirements, life safety, personnel and operating policies.  In addition, our provider subsidiaries are subject to federal and state laws that govern billing and reimbursement, relationships with vendors and business relationships with physicians.  Such laws include, but are not limited to, the Anti-Kickback Statue, the federal False Claims Act (FCA), the Stark Law and state corporate practice of medicine statutes.

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

Five-Star Quality Rating

In 2008, CMS created the Five-Star Quality Rating System (the Star Ratings) to help consumers, families and caregivers compare skilled nursing facilities and choose providers more easily.  Skilled nursing facilities receive an overall star rating from one to five stars based on three components: health inspection rating (survey results), quality measure calculations and staffing data. Each of the components receives star rankings as well. Skilled nursing facilities with five stars are considered to have much above average quality and skilled nursing facilities with one star are considered to have quality much below average. Families are increasingly consulting the Star Ratings prior to placing a family member in a skilled nursing facility and hospital referral partners are increasingly narrowing their panels of skilled nursing facilities to include only those with at least a three-star overall rating. However, CMS has acknowledged that there are limitations in using the Star Ratings to make inferences about nursing center quality, including (i) variations by state in survey processes, (ii) the use of payroll based data that may not fully reflect actual staffing patterns and (iii) quality measures do not represent all aspects of care that could be important to consumers.  The foundation of the Star Ratings is the annual survey.

In April 2016, CMS added six quality measures to the Nursing Home Compare website. These quality measures include:  successful discharges to the community; visits to the emergency department; rehospitalizations; improvements in function; long-stay residents whose ability to move independently worsened; and antianxiety or hypnotic medications.  Five quality measures were used to compute Star Ratings in July 2016 (antianxiety or hypnotic medications were excluded).  Starting in January 2017, the five quality measures have the same weight as the other quality measures.  This change was the largest addition of quality measures to Nursing Home Compare since 2003 and nearly doubles the number of short-stay measures about key short-stay outcomes. Short-stay measures reflect care provided to residents who are in the nursing home for 100 days or less, while long-stay measures reflect care for residents who are in the nursing home for more than 100 days.  The health inspection star rating for surveys was frozen in February 2018 and did not reflect surveys conducted between November 28, 2017 through the first quarter of 2019. This freeze was in anticipation of the phase 2 implementation of the Requirements of Participation on the same date, as well as the implementation of the new Long-Term Care Survey Process. CMS notified providers that all surveys conducted during the freeze would be incorporated into the health inspection star.

In April 2019, CMS implemented changes to the Five-Star Quality Rating System. These changes included a lifting of the freeze, revisions to the inspection process, adjustment of staffing rating thresholds, including increased emphasis on registered nurse staffing, implementation of new quality measures and changes in the scoring of various quality measures. CMS added two new quality measures: long-stay emergency department transfers and long-stay hospitalizations. CMS also established separate quality ratings for short-stay and long-stay residents and will now provide separate short-stay and long-stay ratings in addition to the overall quality measure rating.

The impact of the most recent five star rating methodology was significant across the industry. CMS initially estimated the changes would cause 47% of all nursing centers to lose stars in their "Quality" ratings. In addition, 33% would lose stars in their "Staffing" ratings, and 36% would lose stars in their "Overall" ratings. Accordingly, despite no significant changes in our staffing levels or quality of our care, these changes to the staffing and quality thresholds had a negative impact on our star rating in 2019.

The table below summarizes the Star Ratings of our qualified skilled nursing facilities:

	Year ended December 31,
	2019	2018
Number of skilled nursing facilities	355	393
Number of 3, 4 and 5-Star skilled nursing facilities	193	251
Percentage of 3, 4 and 5-Star skilled nursing facilities	54%	64%

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

Requirements of Participation

In October 2016, CMS published a final rule to make major changes to improve the care and safety of residents in long-term care facilities that participate in the Medicare and Medicaid programs. The policies in this final rule are targeted at reducing unnecessary hospital readmissions and infections, improving the quality of care, and strengthening safety measures for residents in these facilities.

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

The new requirements were implemented in three phases. The regulations included in the first phase were effective November 28, 2016; the regulations included in the second phase were effective November 28, 2017; the regulations included in third phase were effective November 28, 2019, despite recent proposals to delay implementation of certain aspects of the rule.  The total costs associated with implementing the new regulations have been absorbed into our general operating costs.  Failure to comply with the new regulations could result in exclusion from the Medicare and Medicaid programs and have an adverse impact on our business, financial condition or results of operations. We have timely implemented the changes required under the three phases, in all material respects. In July 2019, CMS proposed revisions to the requirements of participation, which if finalized, would result in the removal or simplification of certain requirements that could potentially impede or divert resources away from the provision of high-quality resident care, thus increasing facilities’ ability to devote their resources to improving resident care.

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

We are required under the Medicare Requirements of Participation and some state licensing laws to contract with numerous healthcare providers and practitioners, including physicians, hospitals and hospice agencies and to arrange for these individuals or entities to provide services to our residents and patients. In addition, we have contracts with other suppliers, including pharmacies, laboratories, x-ray companies, ambulance services and medical equipment companies. Some of these individuals or entities may refer, or be in a position to refer, patients to us, and we may refer, or be in a position to refer, patients to these individuals or entities. Certain safe harbor provisions have been created so that although a relationship could potentially implicate the federal anti-kickback statute, it would not be treated as an offense under the statute. We attempt to structure these arrangements in a manner that falls within one of the safe harbors. Some of these arrangements may not ultimately satisfy the applicable safe harbor requirements, but failure to meet the safe harbor does not necessarily mean an arrangement is illegal.

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

Certificates of Need (CON) and Other Regulatory Matters

There are CON programs in the majority of states and the District of Columbia, many of which are states in which we operate skilled nursing facilities.  We are required in these jurisdictions to obtain CON approval or exemption prior to certain changes including without limitation, change in ownership, capital expenditures over certain limits, development of a new facility or expansion of services of an existing facility or service in order to control overdevelopment of healthcare projects. Certain states that do not have CON programs may have other laws or regulations that limit or restrict the development or expansion of healthcare projects. In the event we choose to develop or expand the operations of our subsidiaries, the development or expansion could be affected adversely by the inability to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.  Failure to comply with state requirements with CON or other regulations that address development or expansion of services could adversely affect the progress or completion of a healthcare project.

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

We receive a significant portion of our revenue from Medicare, which accounted for 20% of our consolidated revenue during 2019 and 21% in 2018.  In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of our rehabilitation therapy services customers, are themselves reimbursed by Medicare for the services we provide. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, our business and results of operations will be adversely affected.

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

A significant portion of reimbursement for long-term care services comes from Medicaid, a joint federal-state program purchasing healthcare services for the low income and indigent as well as certain higher-income individuals with significant health needs.  Under broad federal criteria, states establish rules for eligibility, services and payment.  Medicaid is our largest source of revenue, accounting for 58% of our consolidated revenue during 2019 and 57% in 2018.  Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending.  We expect these state and federal efforts to continue for the foreseeable future. The Medicaid program and its reimbursement rates and rules are subject to frequent change at both the federal and state level. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which our services are reimbursed by state Medicaid plans. To generate funds to pay for the increasing costs of the Medicaid program, many states utilize financial arrangements commonly referred to as provider taxes. Under provider tax arrangements, states collect taxes from healthcare providers and then use the revenue to pay the providers as a Medicaid expenditure, which allows the states to then claim additional federal matching funds on the additional reimbursements. Current federal law provides for a cap on the maximum allowable provider tax as a percentage of the provider's total revenue. There can be no assurance that federal law will continue to provide matching federal funds on state Medicaid expenditures funded through provider taxes, or that the current caps on provider taxes will not be reduced. Any discontinuance or reduction in federal matching of provider tax-related Medicaid expenditures could have a significant and adverse effect on states' Medicaid expenditures, and as a result could have a material and adverse effect on our business, financial condition or results of operations.

Our revenue could be impacted by a shift to value-based reimbursement models, such as PDPM.

Effective October 1, 2019, a new case-mix classification system called PDPM replaced the existing case-mix classification system, RUG-IV.  PDPM will focus more on the clinical condition of the patient and less on the volume of services provided.  The following represent examples of potential risks associated with PDPM:

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

•

Impact on Medicaid Reimbursement.   Certain state Medicaid programs currently use data collected using the MDS based on RUG-based reimbursement models. With the shift to PDPM, the MDS data elements needed to continue to support a RUG-based reimbursement model will only be available upon completion of the Optional State Assessment (OSA).  CMS has notified state Medicaid programs that the support of RUG-based reimbursement models will be limited to use of the OSA after federal fiscal year 2020 and recommended that states implement changes to existing Medicaid reimbursement models to accommodate the upcoming changes. Until such time that a state elects to transition to an alternative payment model, states have the option to sustain their existing Medicaid reimbursement models by requiring providers to complete the OSA. With limited time to understand and address the implications of transitioning to a new reimbursement model, we believe states are more likely to elect to use the OSA to sustain existing reimbursement models.  In addition to the administrative burden associated with the completion of the OSA, we may be adversely affected by the rates at which our services are reimbursed by state Medicaid plans.

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

In addition, PPACA required HHS to develop a plan to implement a value-based purchasing program for Medicare payments to skilled nursing facilities, including measures and performance standards regarding preventable hospital readmissions. Beginning October 1, 2018, HHS began withholding 2% of Medicare payments from all skilled nursing facilities and distributing this pool of payment to skilled nursing facilities as incentive payments for preventing readmissions to hospitals.  In addition to the requirements that are being implemented, legislation is pending in Congress to broaden the value-based purchasing requirements featuring a payment withholding designed to fund the program across all post-acute services.  We are unable to determine the degree to which our participation in innovative “pay for value” programs with other providers of service will affect our financial results versus traditional business models for the long-term care industry.

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

Additionally, from time to time we become aware, either based on information provided by third parties and/or the results of internal audits, of payments from payor sources that were either wholly or partially in excess of the amount that we should have been paid for the service provided.  Overpayments may result from a variety of factors, including insufficient documentation supporting the services rendered or medical necessity of the services, other failures to document the satisfaction of the necessary requirements for payment, or in some cases providing services that are deemed to be worthless. We are required by law in most instances to refund the full amount of the overpayment after becoming aware of it, and failure to do so within requisite time limits imposed by the law could lead to significant fines and penalties being imposed on us. Furthermore, our initial billing of and payments for services that are unsupported by the requisite documentation and satisfaction of any other requirements for payment, regardless of our awareness of the failure at the time of the billing or payment, could expose us to significant fines and penalties, including pursuant to the FCA and the Federal Civil Monetary Penalties Law (FCMPL).  Violations of the FCA could lead to any combination of a variety of criminal, civil and administrative fines and penalties.  CMPs under the FCA range from approximately $11,600 to $23,000 and are adjusted annually for inflation. Treble damages can be assessed on each claim that was submitted to the government for payment.  We and/or certain of our operating companies could also be subject to exclusion from participation in the Medicare or Medicaid programs in some circumstances as well, in addition to any monetary or other fines, penalties or sanctions that we may incur under applicable federal and/or state law.  Our repayment of any such amounts, as well as any fines, penalties or other sanctions that we may incur, could be significant and could have a material and adverse effect on our business, financial condition or results of operations.

From time to time we are also involved in various external governmental investigations, audits and reviews. Reviews, audits and investigations of this sort can lead to government actions, which can result in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. For example, the OIG conducts a variety of routine, regular and special investigations, audits and reviews across our industry. Failure to comply with applicable laws, regulations and rules could have a material and adverse effect on our business, financial condition or results of operations. Furthermore, becoming subject to these governmental investigations, audits and reviews can also require us to incur significant legal and document production expenses as we cooperate with the government authorities, regardless of whether the particular investigation, audit or review leads to the identification of underlying issues. For example, as discussed in Note 21 – “Commitments and Contingencies - Legal Proceedings – Settlement Agreement,” in the notes to the consolidated financial statements included elsewhere in this report, in June 2017, we and the U.S. Department of Justice (the DOJ) entered into a settlement agreement regarding four matters arising out of the activities of Skilled or Sun Healthcare Group, Inc. prior to their operations becoming part of our operations (collectively, the Successor Matters).  We have agreed to the settlement in order to resolve the allegations underlying the Successor Matters and to avoid the uncertainty and expense of litigation.  The settlement agreement calls for payment of a collective settlement amount of $52.7 million (the Settlement Amount), including separate Medicaid repayment agreements with each affected state Medicaid program.  We will continue to remit the remaining Settlement Amount balance of $25.7 million as of December 31, 2019 through 2022.

Changes in Medicare reimbursements for physician and non-physician services could impact reimbursement for medical professionals.

MACRA revised the payment system for physician and non-physician services. Section 1 of that law, the sustainable growth rate repeal and Medicare Provider Payment Modernization impacted payment provisions for medical professional services. There was a combined cap for PT and SLP and a separate cap for OT services that apply subject to certain exceptions. On February 9, 2018, the

Bipartisan Budget Act of 2018 was signed into law, which provides for the repeal of all therapy caps retroactively to January 1, 2018.  The law retained the MMR process reducing the threshold on claims for SLP and PT at $3,000 and OT at $3,000. Prior to January 1, 2018, the MMR requirement generally provided that, on a per beneficiary basis and subject to limited exceptions, services above $3,700 for PT and SLP services combined and/or $3,700 for OT services would be subject to MMR. The reduction in the MMR services threshold could result in increased number of reviews, which could in turn have a negative effect on our business, financial condition or results of operations.

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

The DOJ may bring an action under the FCA, alleging that a healthcare provider has defrauded the government by submitting a claim for items or services not rendered as claimed, which may include coding errors, billing for services not provided, and submitting false or erroneous cost reports. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. The FCA clarifies that if an item or service is provided in violation of the Anti-Kickback Statute, the claim submitted for those items or services is a false claim that may be prosecuted under the FCA as a false claim.  CMPs under the FCA range from approximately $11,600 to $23,000 and are adjusted annually for inflation. Under the qui tam or “whistleblower” provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government’s recovery. Due to these whistleblower incentives, lawsuits have become more frequent.

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

We have now and will for the foreseeable future continue to have a significant amount of indebtedness and lease obligations. At December 31, 2019, our total indebtedness was $1.6 billion, excluding debt issuance costs and other non-cash debt discounts and premiums, and our total lease obligations are $5.0 billion.  Our substantial indebtedness and lease obligations could have important consequences. For example, it could:

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

Our ability to service our financial obligations, in addition to our ability to comply with the financial and restrictive covenants contained in our leases and loans is dependent upon, among other things, our ability to attain a sustainable capital structure.  We have recently restructured agreements with certain of our landlord and lenders in an effort to attain a sustainable capital structure.  However, there can be no assurance that the reduction in our annual fixed charges that we have projected in connection with such restructuring will be realized or will be sufficient to sustain us in the event our business suffers from reductions in occupancy and/or inflation in costs continues to outpace the rate of third party reimbursement rate growth.

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

We face risks because of the number of facilities we lease.  As of December 31, 2019, we leased approximately 78% of our centers; 45% were leased pursuant to master lease agreements with four landlords.  The loss or deterioration of a favorable relationship with any of such landlords may adversely affect our business.

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

At December 31, 2019, we did not meet certain of the financial covenants contained under certain of our lease agreements.  Although we have received waivers with our counterparties to these agreements related to our breach of financial covenants at December 31, 2019, there can be no assurance such waivers will be received in future periods.  If future defaults are not cured within applicable cure periods, if any, and if waivers or other forms of relief are not obtained, the defaults can cause acceleration of our financial obligations, which we may not be in a position to satisfy.  In the event this occurs and we are unable to satisfy an acceleration of our financial obligations, we may be forced to seek reorganization under the U.S. Bankruptcy Code.

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

In most of the states where we operate, our skilled nursing facilities are subject to state mandated staffing ratios that require minimum nursing hours of direct care per resident per day. Our ability to satisfy any minimum staffing requirements depends upon our ability to attract and retain qualified healthcare professionals, including nurses, certified nurse's assistants and other personnel. Attracting and retaining qualified personnel is difficult, given a tight labor market for these professionals in many of the markets in which we operate. Furthermore, if states do not appropriate additional funds (through Medicaid program appropriations or otherwise) sufficient to pay for any additional operating costs resulting from minimum staffing requirements, our profitability may be materially adversely affected.  Failure to comply with these requirements can, among other things, jeopardize a facility's compliance with the Requirements of Participation under relevant state and federal healthcare programs. In addition, if a facility is determined to be out of compliance with these requirements, it may be subject to a notice of deficiency, a citation, or a significant fine or litigation risk. Deficiencies (depending on the level) may also result in the suspension of patient admissions and/or the termination of Medicaid participation, or the suspension, revocation or nonrenewal of the skilled nursing facility's license. If the federal or state governments were to issue regulations which materially change the way compliance with the minimum staffing standard is calculated or enforced, our labor costs could increase and the current shortage of healthcare workers could impact us more significantly.

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

As of December 31, 2019, approximately 5,200 of our 55,000 active employees were represented by unions and covered by collective bargaining agreements.  In addition, certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. We cannot predict the effect that continued union representation or future organizational activities will have on our business or future operations. There can be no assurance that we will not experience a material work stoppage in the future.

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

A pandemic, epidemic or outbreak of a contagious illness, such as COVID-19, could adversely impact our business, operating results and financial condition.

If a pandemic, epidemic, or other outbreak of an infectious illness or other public health crisis were to occur in areas in which we operate, our business, operations and financial condition could be materially and adversely impacted.  Federal, state or local health departments may require a ban or limit admissions to our facilities as a precautionary measure in a crisis to avoid the spread of a contagious illness or other public health crisis.  Patients may postpone or refuse necessary care in an attempt to avoid possible exposure, thereby reducing occupancy.  If the residents in any of our facilities test positive for a contagious illness, it would result in increased costs of caring for the residents in that facility and, in all likelihood, a reduced occupancy at that facility.  Further, a pandemic, epidemic or other outbreak might adversely impact our operations by causing staffing and supply shortages. In addition, outbreaks, such as the recent coronavirus (COVID-19), cause our facilities and our management to spend considerable time planning for such events, which diverts their attention from other business concerns.  We are continuing to evaluate and consider the potential impact of the COVID-19 outbreak, which could result in some or all of these negative outcomes and adversely impact our business, operating results and financial condition.  There can be no assurances that a pandemic, epidemic or outbreak of a contagious illness, such as COVID-19, will not have a material and adverse impact on our business, operating results and financial condition in the future.

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

On March 13, 2020, the closing sales price of our Class A common stock on the NYSE was $1.15 per share. There can be no assurance that our stock price will continue to close above $1.00 per share and we will remain compliant with the Continued Listing Criteria of the NYSE.  If our common stock is ever delisted and we are not able to list our common stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future. There can be no assurance that an active trading market for our common stock will develop or be sustained.

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

The holders of a majority of the voting power of our common stock had previously entered into a voting agreement governing the election of our directors, which resulted in our being deemed a “controlled company.”  Although the voting agreement expired in 2018 and we are no longer a “controlled company,” ownership of our common stock remains concentrated among certain stockholders. The five largest holders of our common stock beneficially own shares representing approximately 48% of the Company’s voting power as of March 13, 2020.  This concentration of ownership could influence matters requiring approval by our stockholders and/or our board of directors, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions.  Accordingly, this concentration of ownership may impact the market price of our common stock. In addition, the interest of our significant stockholders may not always coincide with the interest of our other stockholders. In deciding how to vote on such matters, they may be influenced by interests that conflict with our other stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2019, our 381 long-term care facilities consisted of 30 which were owned, 299 which were leased, 13 which were managed and 39 which were joint ventures.  As of December 31, 2019, our operated facilities had a total of 45,136 licensed beds.

The following table provides the facility count and licensed beds by state as of December 31, 2019 for all owned, leased, managed or joint venture skilled nursing and assisted/senior living facilities.

	Owned Facilities		Leased Facilities		Managed Facilities		Joint Venture Facilities (1)		Total Facilities
State	Count	Beds	Count	Beds	Count	Beds	Count	Beds	Count	Beds
Alabama	—	—	9	940	—	—	—	—	9	940
Arizona	—	—	5	722	—	—	—	—	5	722
California	5	553	20	2,096	1	150	—	—	26	2,799
Colorado	—	—	10	1,437	—	—	—	—	10	1,437
Connecticut	2	300	14	2,009	—	—	3	480	19	2,789
Delaware	—	—	5	590	—	—	1	110	6	700
Florida	—	—	9	1,120	—	—	—	—	9	1,120
Idaho	—	—	5	552	—	—	—	—	5	552
Indiana	—	—	—	—	1	88	—	—	1	88
Kentucky	—	—	18	1,580	—	—	—	—	18	1,580
Maine	—	—	11	953	—	—	—	—	11	953
Maryland	2	300	20	2,590	—	—	7	992	29	3,882
Massachusetts	2	225	14	1,798	4	370	8	1,163	28	3,556
Montana	—	—	3	450	—	—	—	—	3	450
Nevada	1	100	1	190	—	—	—	—	2	290
New Hampshire	1	108	28	2,966	—	—	2	160	31	3,234
New Jersey	2	300	25	3,524	2	279	4	565	33	4,668
New Mexico	2	208	23	2,588	—	—	—	—	25	2,796
North Carolina	2	340	7	837	—	—	—	—	9	1,177
Pennsylvania	1	194	23	2,637	5	727	9	1,329	38	4,887
Rhode Island	1	120	8	1,059	—	—	—	—	9	1,179
Tennessee	—	—	2	259	—	—	—	—	2	259
Vermont	6	630	3	309	—	—	—	—	9	939
Virginia	—	—	2	208	—	—	—	—	2	208
Washington	3	371	5	468	—	—	—	—	8	839
West Virginia	—	—	29	2,684	—	—	5	408	34	3,092
Total	30	3,749	299	34,566	13	1,614	39	5,207	381	45,136

Skilled nursing	29	3,698	278	32,891	12	1,489	38	5,117	357	43,195

Assisted/Senior living	1	51	21	1,675	1	125	1	90	24	1,941

(1)

Our joint venture facilities include 37 skilled nursing facilities and one assisted/senior living facility that are consolidated in our financial statements and one skilled nursing facility which is not consolidated.  In the year ended December 31, 2019, we entered into two strategic partnerships, which include fixed-price purchase options to acquire the real property of 33 skilled nursing facilities, in which we operate, beginning in 2024.  See Note 4 – “Significant Transactions and Events – Strategic Partnerships.” The remaining six joint venture facilities are subject to management agreements.

The following table provides the leased and joint venture facility count and licensed beds by state as of December 31, 2019, for our four master lease agreements in which we have a fixed-price purchase option.

	Leased Facilities		Joint Venture Facilities		Total Fixed Price Purchase Option Facilities
State	Count	Beds	Count	Beds	Count	Beds
Connecticut	—	—	3	480	3	480
Delaware	—	—	1	110	1	110
Florida	5	660	—	—	5	660
Maine	11	953	—	—	11	953
Maryland	—	—	3	320	3	320
Massachusetts	—	—	7	939	7	939
New Hampshire	7	664	1	70	8	734
New Jersey	—	—	4	565	4	565
Pennsylvania	—	—	9	1,329	9	1,329
West Virginia	—	—	5	408	5	408
Total	23	2,277	33	4,221	56	6,498

Our executive offices are located in Kennett Square, Pennsylvania and we have several other corporate offices, including Andover, Massachusetts; Towson, Maryland; Albuquerque, New Mexico; and Irvine, California. We own our executive offices in Kennett Square, Pennsylvania.

Item 3. Legal Proceedings

For information regarding certain pending legal proceedings to which we are a party or our property is subject, see Note 21 - “Commitments and Contingencies – Legal Proceedings,” to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is listed on the NYSE under the symbol "GEN." Information with respect to sales prices and record holders of our Class A common stock is set forth below. There is no established trading market for our Class B common stock or Class C common stock.

Holders

On March 13, 2020, there were 70 holders of record of our Class A common stock, 10 holders of record of our Class B common stock, and 63 holders of record of our Class C common stock.

Dividends

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

Additional information regarding our stock plan activity for fiscal year 2019 and 2018 is provided in the notes to our consolidated financial statements in this annual report. See Note 14 - “Stock-Based Compensation."

The equity compensation plan information set forth in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters"   of this report contains information concerning securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data

We derived the selected historical consolidated financial data below as of and for the years ended December 31, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this report. We derived the selected historical consolidated financial data as of and for the years ended December 31, 2017, 2016, and 2015 from our consolidated financial statements not included in this report. Historical results are not necessarily indicative of future performance.

Please refer to the information set forth below in conjunction with other sections of this report, including Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated historical financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues (1)	$4,565,834	$4,976,650	$5,373,740	$5,732,430	$5,619,224
Expenses (1)	4,556,606	5,351,490	6,343,339	5,867,943	5,972,249
Income (loss) before income tax (benefit) expense	9,228	(374,840)	(969,599)	(135,513)	(353,025)
Income tax expense (benefit)	1,754	(2,423)	(10,427)	(17,435)	172,524
Income (loss) from continuing operations	7,474	(372,417)	(959,172)	(118,078)	(525,549)
(Loss) income from discontinued operations, net of taxes	—	—	(32)	27	(1,219)
Net income (loss)	7,474	(372,417)	(959,204)	(118,051)	(526,768)
Less net loss attributable to noncontrolling interests	7,145	137,186	380,222	54,038	100,573
Net income (loss) attributable to Genesis Healthcare, Inc.	$14,619	$(235,231)	$(578,982)	$(64,013)	$(426,195)
Earnings (loss) per common share:
Weighted-average shares used in computing income (loss) per common share:
Basic	107,286	101,007	94,217	89,873	85,755
Diluted	165,314	101,007	94,217	152,532	85,755
Net income (loss) per common share attributable to Genesis Healthcare, Inc.:
Basic	$0.14	$(2.33)	$(6.15)	$(0.71)	$(4.97)
Diluted	0.10	(2.33)	(6.15)	(0.82)	(4.97)
Other Financial Data:
Capital expenditures	$(62,727)	$(51,152)	$(64,106)	$(93,118)	$(85,723)
Net cash (used in) provided by operating activities	(7,166)	18,584	120,455	68,361	8,618
Net cash (used in) provided by investing activities	(387,003)	11,876	47,552	(35,106)	(255,504)
Net cash provided by (used in) financing activities	377,699	53,178	(172,829)	(65,708)	218,861

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$12,097	$20,865	$54,525	$51,408	$61,543
Restricted cash and equivalents	113,709	121,411	4,113	12,052	34,370
Working capital (2) (3)	33,192	69,038	40,713	201,427	212,828
Property and equipment, net	962,105	2,887,554	3,413,599	3,765,393	4,085,247
Right-of-use assets, net	2,436,602	—	—	—	—
Total assets	4,662,140	4,263,623	4,787,865	5,779,201	6,059,948
Long-term debt, including current installments (recourse)	1,115,198	1,178,981	1,049,321	1,141,987	1,168,128
Long-term debt, including current installments (non-recourse)	498,222	26,483	27,978	29,157	30,507
Finance lease obligations, including current installments	42,174	970,113	1,027,866	999,226	1,055,658
Operating Lease obligations, including current installments	2,822,290	—	—	—	—
Financing obligations, including current installments	—	2,734,940	2,931,361	2,869,147	3,065,066
Stockholders' deficit	(1,082,565)	(2,044,866)	(1,680,132)	(730,188)	(619,387)

(1) The Company adopted Topic 606 effective January 1, 2018, the effects of which have not been reflected in prior periods.  For the years ended December 31, 2019 and 2018, respectively, the Company recorded approximately $74.0 million and $95.8 million of implicit price concessions as a direct reduction of net revenues that would have been recorded as expenses prior to the adoption of Topic 606.

(2) Working capital at December 31, 2019 and 2018, respectively, excludes the outstanding revolving credit facility borrowings balance of $136.0 million and $105.6 million classified in current installments of long-term debt due to a swinging lockbox arrangement under our asset based lending facilities despite a maturity date of March 6, 2023.

(3) The Company adopted Topic 842 effective January 1, 2019, the effects of which resulted in $140.9 million of current operating lease liability at December 31, 2019.  For purposes of comparability, the $140.9 million of current operating lease liability was excluded from the working capital calculation.

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

Business Overview

Genesis is a healthcare services holding company that through its subsidiaries owns and operates skilled nursing facilities, assisted/senior living facilities and a rehabilitation therapy business.  We have an administrative service company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services.  We provide inpatient services through 381 skilled nursing, assisted/senior living and behavioral health centers located in 26 states.  Revenues of our owned, leased and otherwise consolidated centers constitute approximately 87% of our revenues.

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

Strategic Partnerships

Next Partnership

On January 31, 2019, Welltower Inc. (Welltower) sold the real estate of 15 facilities to a real estate partnership (Next Partnership), of which we acquired a 46% membership interest for $16.0 million.  The remaining interest is held by Next Healthcare (Next), a related party.  See Note 16 – “Related Party Transactions.”  In conjunction with the facility sales, we received aggregate annual rent credits of $17.2 million. We will continue to operate these facilities pursuant to a master lease with the Next Partnership.  The term of the master lease is 15 years with two five-year renewal options available.  We will pay annual rent of $19.5 million, with no rent escalators for the first five years and an escalator of 2% beginning in the sixth lease year and thereafter.  We also obtained a fixed price purchase option to acquire all of the real property of the facilities.  The purchase option is exercisable between lease years five and seven, reducing in price each successive year down to a 10% premium over the net price paid by the partnership to acquire the facilities from Welltower.

We have concluded the Next Partnership qualifies as a VIE and we are the primary beneficiary.  As such, we have consolidated all of the accounts of the Next Partnership in the accompanying consolidated financial statements.  The ROU assets and lease obligations related to the Next Partnership lease agreement have been fully eliminated in our consolidated financial statements. The Next Partnership acquired 22 skilled nursing facilities for a purchase price of $252.5 million but immediately sold seven of these facilities for $79.0 million.  The initial consolidation of the remaining 15 facilities resulted in property and equipment of $173.5 million, non-recourse debt of $165.7 million, net of debt issuance costs, and non-controlling interest of $18.5 million.  The impact of consolidation on the accompanying consolidated statement of operations was not material for the year ended December 31, 2019 apart from transaction costs of $5.3 million.

Vantage Point Partnership

On September 12, 2019, Welltower and Second Spring Healthcare Investments (Second Spring) sold the real estate of four and 14 facilities, respectively, to a real estate partnership (Vantage Point Partnership), in which we invested $37.5 million for an approximate 30% membership interest.  The remaining membership interest is held by Vantage Point Capital, LLC (Vantage Point) for an investment of $85.3 million consisting of an equity investment of $8.5 million and a formation loan of $76.8 million.  In conjunction with the facility sales, we received aggregate annual rent credits of $30.3 million. We will continue to operate these facilities pursuant to a new master lease with the Vantage Point Partnership.  The term of the master lease is 15 years with two five-year renewal options available.  We will pay annual rent of approximately $33.1 million, with no rent escalators for the first four years and an escalator of 2% beginning in the fifth lease year and thereafter.  We also obtained a fixed price purchase option to acquire all of the real property of the facilities.  The purchase option is exercisable during certain periods in fiscal years 2024 and 2025 for a 10% premium over the original purchase price.  Further, Vantage Point holds a put option that would require us to acquire its membership interests in the Vantage Point Partnership. The put option becomes exercisable if we opt not to purchase the facilities or upon the occurrence of certain events of default.

We have concluded the Vantage Point Partnership qualifies as a VIE and we are the primary beneficiary.  As such, we have consolidated all of the accounts of the Vantage Point Partnership in the accompanying financial statements.  The ROU assets and lease obligations related to the Vantage Point Partnership lease agreement have been fully eliminated in our consolidated financial statements. The Vantage Point Partnership acquired all 18 skilled nursing facilities for a purchase price of $339.2 million.  The initial consolidation primarily resulted in property and equipment of $339.2 million, non-recourse debt of $306.1 million, net of debt issuance costs, and non-controlling interest of $8.5 million.  We have not finalized the analysis of the consideration and purchase price allocation and will continue to review this during the measurement period.  Other than transaction costs of $11.0 million, the impact of consolidation on the accompanying consolidated statement of operations was not material for the year ended December 31, 2019.

During the third quarter of 2019, we sold the real property of seven skilled nursing facilities and one assisted/senior living facility located in Georgia, New Jersey, Virginia, and Maryland to affiliates of Vantage Point for an aggregate purchase price of $91.8 million, using the majority of the proceeds to acquire our interest in the Vantage Point Partnership and repay indebtedness. The operations of seven of these facilities were also divested.  Three of the facilities were subject to real estate loans and two were subject to loans insured by the U.S. Department of Housing and Urban Development (HUD). See Note 9 – “Property and Equipment” and Note 12 – “Long-Term Debt – Real Estate Loans” and “Long-Term Debt – HUD Insured Loans.” We also divested the operations of an additional leased skilled nursing facility located in Georgia, marking an exit from the inpatient business in this state. The divested facilities had aggregate annual revenues of $84.1 million and annual pre-tax net income of $2.6 million. The divestitures resulted in an aggregate gain of $57.8 million.

On January 10, 2020, Welltower sold the real estate of one skilled nursing facility located in Massachusetts to Vantage Point Partnership.  The sale represents the final component of the transaction that was initiated on September 12, 2019.  We will receive an annual rent credit of $0.7 million from Welltower as a result of the lease termination.  The Vantage Point Partnership acquired this skilled nursing facility for a purchase price of $9.1 million.  The initial consolidation of this one additional skilled nursing facility primarily resulted in property and equipment of $9.1 million, non-recourse debt of $7.3 million with the balance of the purchase price settled primarily with proceeds held in escrow from the September 12, 2019 closing.  We will continue to operate the facility under the master lease agreement with Vantage Point Partnership along with the other 18 facilities.  The addition of this one skilled nursing facility resulted in an increase of annual rent of $0.9 million.  See Note 4 - “Significant Transactions and Events – Strategic Partnerships - Vantage Point Partnership.”

NewGen Partnership

On February 1, 2020, we transitioned operational responsibility for 19 facilities in the states of California, Washington and Nevada to New Generation Health, LLC (NewGen). We sold the real estate and operations of six skilled nursing facilities and transferred the leasehold rights to 13 skilled nursing, behavioral health and assisted living facilities for a total of $78.9 million.  We will retain a 50% interest in the facilities.  Net transaction proceeds were used by us to repay indebtedness, including prepayment fees, of $33.7 million, fund our initial equity contribution and working capital requirement of approximately $15.0 million, and provide financing to the partnership of $9.0 million.  Concurrently, the facilities have entered, or will enter upon regulatory approval, into management services agreements with NewGen for the day-to-day operations of the facilities. We will continue to provide administrative and back office services to the facilities pursuant to administrative support agreements, as well as therapy services pursuant to therapy services agreements.  We are currently assessing whether we will continue to consolidate the financial statements of these facilities for financial reporting purposes.

Divestiture of Non-Strategic Facilities

2020 Divestitures

On January 31, 2020, Omega sold the real estate of one skilled nursing facility located in Massachusetts. We leased the facility under a master lease agreement, but closed the facility on July 1, 2019.  The sale resulted in the lease termination of the facility and an annual rent credit of $0.4 million.

On February 1, 2020, we sold two owned skilled nursing facilities in North Carolina and one owned skilled nursing facility in Maryland for $61.8 million.  Proceeds were used to retire $29.1 million of HUD financed debt.  The three facilities generated revenues of $38.7 million and pre-tax income of $0.5 million.

On February 26, 2020, we completed the sale of one owned HUD-insured skilled nursing facility in California for $20.8 million.  The facility had been classified as an asset held for sale as of December 31, 2019.  Proceeds were used to retire $20.5 million of HUD financed debt.  The facility generated revenues of $14.0 million and pre-tax loss of $0.1 million.  See Note 20 – “Assets Held for Sale.”

On March 4, 2020, we divested the operations of one leased assisted/senior living facility in Montana. The lease termination resulted in an annual rent credit of $0.7 million.  The facility generated revenues of $2.5 million and pre-tax income of $0.1 million.

We are currently assessing the impact the 2020 divestitures and lease amendments will have on our consolidated financial statements.

2019 Divestitures

California Divestitures

During the second quarter of 2019, we sold the real property and divested the operations of five skilled nursing facilities in California for a sale price of $56.5 million. Loan repayments of $41.8 million were paid on the facilities at closing. See Note 9 – “Property and Equipment” and Note 12 – “Long-Term Debt – Real Estate Loans” and “Long-Term Debt – HUD Insured Loans.” We incurred prepayment penalties and other closing costs of $2.4 million at settlement. The facilities generated annual revenues of $53.0 million and pre-tax net income of $1.6 million.  The divestiture resulted in a gain of $25.0 million. We also divested the operations of one behavioral health center located in California upon the lease’s expiration in the second quarter of 2019. The center generated annual revenues of $3.1 million and pre-tax net loss of $0.3 million. The divestiture resulted in a loss of $0.1 million.

During the third quarter of 2019, we sold the real property and divested the operations of one additional skilled nursing facility and one assisted/senior living facility in California for an aggregate sale price of $11.5 million. Loan repayments of $9.6 million were paid on the facilities at closing.  See Note 9 – “Property and Equipment” and Note 12 – “Long-Term Debt – HUD Insured Loans.” The facilities generated annual revenues of $10.4 million and pre-tax net income of less than $0.1 million. The divestiture resulted in an aggregate gain of $0.6 million.

Texas Divestitures

During the fourth quarter of 2019, we sold the real property of seven facilities in Texas for a sales price of $20.1 million. The net proceeds were used principally to repay the indebtedness of the facilities. We recognized a net gain of $3.3 million associated with the sale of the facilities. We recognized a gain on early extinguishment of debt of $2.6 million associated with the write off of the debt premiums and issuance costs on the underlying HUD loans. These seven facilities had been classified as held for sale as of December 31, 2018.  See Note 20 – “Assets Held for Sale.”

Other Divestitures

During the first quarter of 2019, we divested the operations of nine facilities located in New Jersey and Ohio that were subject to the master lease with Welltower (the Welltower Master Lease).  The nine divested facilities had aggregate annual revenues of $90.2 million and annual pre-tax net loss of $6.0 million.  We recognized a loss on exit reserves of $3.5 million.  We also completed the closure of one facility located in Ohio.  The facility generated annual revenues of $7.7 million and pre-tax net loss of $1.6 million. The closure resulted in a loss of $0.2 million.

During the second quarter of 2019, we divested the operations of three leased skilled nursing facilities. Two of the facilities were located in Connecticut and subject to the Welltower Master Lease, while the third was located in Ohio. The facilities generated annual revenues of $24.7 million and pre-tax net loss of $2.9 million. The divestitures resulted in a loss of $1.1 million.

During the third quarter of 2019, we divested the operations of 11 leased skilled nursing facilities and completed the closure of a twelfth facility.  Nine of the facilities were located in Ohio, marking an exit from the inpatient business in this state, while the remaining three were located in Massachusetts, Utah, and Idaho. Four of the facilities were subject to a master lease with Omega Healthcare Investors, Inc. (Omega), three of which were removed from the lease, resulting in an annual rent credit of $1.9 million, with the fourth, the closed facility, remaining subject to the lease. The twelve facilities generated annual revenues of $75.6 million and pre-tax loss of $4.6 million. The divestitures resulted in a loss of $3.5 million.

During the fourth quarter of 2019, we divested the operations of one leased skilled nursing facility in New Jersey. The facility generated annual revenues of $19.0 million and pre-tax net loss of $1.2 million. The divestiture resulted in a loss of $0.9 million, which was primarily attributable to exit costs.

2018 Divestitures

During the year ended December 31, 2018, we divested the operations of 54 skilled nursing facilities and one assisted/senior living facility.  These divestitures resulted in net gains of $34.8 million, which are included in other income on the consolidated statements of operations.  See Note 18 – “Other Income.”

Texas Divestitures

During the fourth quarter of 2018, we divested the operations of 23 skilled nursing facilities located in Texas, consisting of 22 owned facilities and one leased facility. We sold the real property associated with 15 of the owned facilities, with the real property of the remaining seven owned facilities being classified as held for sale at December 31, 2018.  Sale proceeds of approximately $89.4 million, net of transaction costs, were used principally to repay the indebtedness of the facilities. We recognized a gain of $3.4 million primarily attributable to the derecognition of financing lease assets and obligations offset by a loss of $4.6 million for exit costs. Debt premiums and issuance costs of $9.4 million associated with underlying HUD loans were written off as a gain on early extinguishment of debt.

Other Divestitures

During the first quarter of 2018, we closed one leased skilled nursing facility located in Massachusetts. The facility remained subject to a master lease with Welltower until its sale in the second quarter of 2019. The facility generated annual revenues of $9.0 million and pre-tax net loss of $2.7 million. The closure resulted in a loss of $0.3 million.

During the second quarter of 2018, we divested 19 leased skilled nursing facilities, one of which had previously been closed during 2017. The facilities were located across the states of California, Kentucky, Massachusetts, New Jersey, and Pennsylvania.  Twelve of the facilities were subject to a master lease with Second Spring and six were subject to a master lease with Sabra Health Care REIT, Inc. (Sabra).  The facilities generated annual revenues of $182.7 million and pre-tax loss of $23.8 million.  We recorded a gain of $22.5 million on the divestitures, offset by a loss on exit costs of $8.4 million.  Additionally, we recognized a capital lease net asset and obligation write-down of $16.8 million, a financing obligation net asset write-down of $113.3 million and a financing obligation write-down of $134.5 million associated with 12 of the facilities. We recorded accelerated depreciation expense of $5.3 million associated with the divestitures.

During the third quarter of 2018, we divested seven leased facilities, consisting of six skilled nursing facilities and one behavioral health clinic. The facilities were located across the states of California, Indiana, Maryland, Pennsylvania, Ohio, and Texas.   Three of the facilities were subject to a master lease with Welltower, while two others were subject to master leases with Second Spring and Sabra.  The facilities generated annual revenues of $71.7 million and pre-tax loss of $9.7 million.  We recorded a gain of $27.9 million on the divestitures, offset by a loss on exit costs of $3.1 million.  Additionally, we recognized capital lease and financing obligation net asset write-downs of $44.5 million and capital lease and financing obligation write-downs of $77.0 million associated with four of the facilities. We recorded accelerated depreciation expense of $7.3 million associated with the divestitures. We received an annual rent credit of $0.6 million associated with the divestiture of one of the facilities.

During the fourth quarter of 2018, we divested 6 facilities, consisting of five leased skilled nursing facilities and one owned assisted/senior living facility.  The facilities were located across the states of Georgia, Idaho, Montana, and Nevada.  Four of the facilities were subject to a master lease with Sabra.  The facilities generated annual revenues of $36.8 million and pre-tax income of $3.1 million.  We recorded a gain of $0.4 million on the divestitures, offset by a loss on exit costs of $1.1 million.  We received an annual rent credit of $0.3 million associated with the divestiture of one of the leased facilities. The owned facility was sold for $2.2 million with net proceeds of $1.9 million being primarily used to pay down indebtedness. Additionally, we recorded a loss of $1.9 million for exit costs associated with the pending closure of certain clinics associated with our rehabilitation services business.

Acquisitions

On June 1, 2019, we acquired the operations of one skilled nursing facility in New Mexico. The new facility has 80 licensed beds and generates approximate annual net revenue of $3.4 million. The facility is leased from Omega and is classified as an operating lease. The facility’s 2019 pre-tax net income was de minimis.

On November 1, 2018, we acquired the operations of eight skilled nursing facilities and one assisted/senior living facility in New Mexico and Arizona.  The nine new facilities have approximately 1,000 beds and generate approximate annual net revenue of $60.0 million.  The facilities are leased from Omega.  Four of the facilities were classified as capital leases and resulted in an initial capital lease asset and obligation gross up of $14.6 million.  The remaining five facilities were initially classified as operating leases.

Lease Transactions

Gains, losses and termination charges associated with master lease terminations and amendments are recorded as non-recurring charges.  These amendments and terminations resulted in net gains of $93.8 million and net losses of $21.9 million for the years ended December 31, 2019 and 2018, respectively.  These gains and losses are included in other income on the consolidated statements of operations.

Welltower

During the first quarter of 2019, we amended the Welltower Master Lease several times to reflect the lease termination of 24 facilities, including the 15 facilities sold and now leased from the Next Partnership.  As a result of the lease termination on the 24 facilities, we received annual rent credits of approximately $23.4 million.  A lease modification analysis was performed and the remaining 49 facilities subject to the master lease were reclassified from finance leases to operating leases. Finance lease ROU assets and obligations of $61.5 million and $130.2 million, respectively, were written off.  On a net basis, operating lease ROU assets and obligations of $159.8 million and $111.3 million, respectively, were written down, resulting in a gain of $20.3 million.

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

Omega

During the third quarter of 2019, we amended our master lease with Omega to reflect the lease termination of three facilities subject to the lease and received annual rent credits of $1.9 million. In conjunction with the lease termination, finance lease ROU assets and lease obligations of $10.1 million and $16.8 million, respectively, were written off. Additionally, for those facilities remaining under the master lease, we reassessed the likelihood of exercising our renewal options and concluded that it no longer met the reasonably certain threshold.  Consequently, the remaining facilities subject to the master lease were reclassified from finance leases to operating leases and the corresponding ROU assets and liabilities were reduced by $164.6 million and $181.3 million, respectively.  The lease termination and remeasurement resulted in an aggregate gain of $23.4 million.

During the fourth quarter of 2019, we amended our master lease with Omega to reflect the inclusion of nine skilled nursing facilities and one assisted living facility in New Mexico and Arizona.  These facilities were previously leased from Omega, following the terms of a separate lease agreement, and all facilities were classified as operating leases.  There was no change in base rent for the 10 facilities upon addition to master lease.  The lease assessment and measurement resulted in operating lease classification with a $10.6 million ROU asset and lease liability gross up.  In addition, we received $15.0 million as a short-term note payable in full to Omega by April 30, 2020.  See Note 12 – “Long-Term Debt – Notes Payable.”

Second Spring

During the third quarter of 2019, we amended our master lease with Second Spring to reflect the lease termination of 14 facilities subject to the lease and received annual rent credits of $28.4 million. In conjunction with the lease termination, finance lease ROU assets and lease obligations of $5.9 million and $8.8 million, respectively, were written off and operating lease ROU assets and lease obligations of $202.7 million and $205.4 million, respectively, were written off.  Additionally, for those facilities remaining under the master lease, we reassessed the likelihood of exercising our renewal options and concluded that it no longer met the reasonably certain threshold.  Consequently, the remaining facilities subject to the master lease were reclassified from finance leases to operating leases and the corresponding ROU assets and liabilities were increased by $54.4 million and $33.3 million, respectively.  The lease termination and remeasurement resulted in an aggregate gain of $26.9 million.

Sabra

We are party to an agreement with Sabra resulting in permanent and unconditional annual cash rent savings of $19 million effective January 1, 2018.  Sabra has pursued and we have supported Sabra’s previously announced sale of our leased assets.  At the closing of such sales, we have entered into lease agreements with new landlords for a majority of the assets currently leased with Sabra.  During the year ended December 31, 2018, Sabra completed the sale of 34 facilities to third party landlords with whom we have entered into new lease agreements.  Those transactions are summarized below.

During the second quarter of 2018, Sabra completed the sale and lease termination of 21 facilities, consisting of 20 skilled nursing facilities and one assisted/senior living facility.  The facilities were located across nine states.  As a result of the sales, we will receive an annual rent credit of $19.4 million for the remainder of the lease term.  We continue to operate 12 of the facilities under a new lease with a new landlord, Next Healthcare Capital (Next), as described in Note 16 - "Related Party Transactions." We continue to operate the other nine facilities under a separate lease with a new landlord. The new lease has a ten-year initial term, one five-year renewal option and initial annual rent of $7.4 million.  We recognized accelerated depreciation expense of $9.6 million associated with the property and equipment sold and a gain on the write off of certain lease liabilities of $9.9 million.

During the fourth quarter of 2018, Sabra completed the sale and lease termination of 13 skilled nursing facilities located in California, Colorado, Connecticut, and New Mexico. As a result of the sales, we will receive an annual rent credit of $6.7 million for the remainder of the lease term.  We continue to operate four of the facilities under a lease agreement with a new landlord.  The new lease has a 9.5 year initial term, one five-year renewal option and initial annual rent of $3.4 million.  We continue to operate the other nine facilities under a lease agreement with a new landlord.  The new lease has a ten-year initial term, one five-year renewal option, and initial annual rent of $3.3 million. We recognized accelerated depreciation expense of $7.4 million associated with the property and equipment sold and a gain on the write off of certain lease liabilities of $6.2 million.

As a result of the amendments and lease terminations noted above, we recorded a lease termination charge of $34.1 million in the year ended December 31, 2018, with an offsetting obligation recorded in other long-term liabilities.  The charge represents the discounted residual rents we will continue to pay Sabra on the facilities that have been terminated due to either divestiture or sale to a new landlord. On an undiscounted basis, we were obligated to pay Sabra approximately $41.0 million as of December 31, 2018. This obligation will be repaid over a period of approximately four years ending in 2023.

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

During the second quarter of 2018, we negotiated the extensions of four separate lease agreements resulting in the derecognition of certain lease assets totaling $1.9 million.

During the year ended December 31, 2018, the cease to use asset associated with a leased facility divestiture initially recorded during 2017 was further adjusted to reflect changes in the sublease assumption, resulting in a loss of $2.0 million.

Restructuring Transactions

Overview

During the first quarter of 2018, we entered into a number of agreements, amendments and new financing facilities further described below in an effort to strengthen significantly our capital structure.  In total, the Restructuring Transactions reduced our annual cash fixed charges by approximately $62.0 million beginning in 2018 and also provided $70.0 million of additional cash and borrowing availability, increasing our liquidity and financial flexibility.

In connection with the Restructuring Transactions, we entered into a new asset based lending facility agreement, replacing our prior revolving credit facilities, expanding our term loan borrowings, amending our real estate loans with Welltower while refinancing some of those loan amounts through new real estate loans.  The new asset based lending facility agreement and real estate loans are financed through MidCap Funding IV Trust and MidCap Financial Trust (collectively, MidCap), respectively.  See Note 12 – “Long-Term Debt.”  We also amended the financial covenants in all of our material loan agreements and all but two of our material master leases.  Financial covenants were amended to account for changes in our capital structure as a result of the Restructuring Transactions and to account for the current business climate.

Welltower Master Lease Amendment

During the first quarter of 2018, we entered into a definitive agreement with Welltower to amend the Welltower Master Lease (the Welltower Master Lease Amendment).  The Welltower Master Lease Amendment reduced our annual base rent payment by $35.0 million effective as of January 1, 2018, reduced the annual rent escalator from approximately 2.9% to 2.5% effective on April 1, 2018 and further reduced the annual rent escalator to 2.0% beginning January 1, 2019.  In addition, the Welltower Master Lease Amendment extended the initial term of the master lease by five years to January 31, 2037 and extended the optional renewal term of the master lease by five years to December 31, 2048.  The Welltower Master Lease Amendment also provides a potential upward rent reset, conditioned upon achievement of certain upside operating metrics, effective January 1, 2023.  If triggered, the incremental rent from the reset is capped at $35.0 million.

Omnibus Agreement

During the first quarter of 2018, we entered into an Omnibus Agreement with Welltower and Omega, pursuant to which Welltower and Omega committed to provide up to $40.0 million in new term loans and amend the current term loan agreement to, among other things, accommodate a refinancing of our existing asset based credit facility, in each case subject to certain conditions, including the completion of a restructuring of certain of our other material debt and lease obligations.

The Omnibus Agreement also provided that upon satisfying certain conditions, including raising new capital that is used to pay down certain indebtedness owed to Welltower and Omega, (a) $50.0 million of outstanding indebtedness owed to Welltower would be written off and (b) we may request conversion of not more than $50.0 million of the outstanding balance of our Welltower Real Estate Loans into equity.  If the proposed equity conversion would result in any adverse REIT qualification, status or compliance consequences to Welltower, then the debt that would otherwise be converted to equity shall instead be converted into a loan incurring paid in kind interest at 2% per annum compounded quarterly, with a term of ten years commencing on the date the applicable conditions precedent to the equity conversion have been satisfied.  Moreover, we agreed to support Welltower in connection with the sale of certain of Welltower’s interests in facilities covered by the Welltower Master Lease, including negotiating and entering into definitive new master lease agreements with third party buyers.  The conditions described above have not been satisfied as of December 31, 2019.

In connection with the Omnibus Agreement, we agreed to issue warrants to Welltower and Omega to purchase 900,000 shares and 600,000 shares, respectively, of our Class A Common Stock at an exercise price equal to $1.33 per share.  Issuance of the warrant to Welltower is subject to the satisfaction of certain conditions, which had not occurred as of December 31, 2019.  The warrants may be exercised at any time during the period commencing six months from the date of issuance and ending five years from the date of issuance.

Settlement Agreement

During 2017, we and the U.S. Department of Justice (the DOJ) entered into a settlement agreement regarding four matters arising out of the activities of Skilled Healthcare Group, Inc. (Skilled) or Sun Healthcare Group, Inc. prior to their operations becoming part of our operations (collectively, the Successor Matters).  We agreed to the settlement in order to resolve the allegations underlying the Successor Matters and to avoid the uncertainty and expense of litigation.

The settlement agreement calls for payment of a collective settlement amount of $52.7 million (the Settlement Amount), including separate Medicaid repayment agreements with each affected state Medicaid program.  We will continue to remit the Settlement Amount through January 1, 2022.  The remaining outstanding Settlement Amount at December 31, 2019 was $25.7 million, of which $12.1 million is recorded in accrued expenses and $13.6 million is recorded in other long-term liabilities.

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

Revenue Recognition

We adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606), effective January 1, 2018, using the modified retrospective transition method. There was no cumulative effect on the opening balance of accumulated deficit as a result of adopting the standard as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 5 – “Net Revenues and Accounts Receivable.”

Impairment of Long-Lived Assets

Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less costs to sell.  See Note 19 – “Asset Impairment Charges.”

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

Leases

We adopted a new leasing standard, FASB ASC Topic 842, Leases (Topic 842), on January 1, 2019 and elected the option to apply the transition requirements thereof at the effective date with the effects of initially applying the new standard recognized as a cumulative-effect adjustment to accumulated deficit in the period of adoption.  Consequently, financial information has not been updated for periods prior to January 1, 2019.  See Note 2 – “Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements.”

We lease skilled nursing facilities and assisted/senior living facilities, as well as certain office space, land, and equipment.  Under Topic 842, we evaluate at contract inception whether a lease exists and recognizes a lease liability and right-of-use (ROU) asset for all leases with a term greater than 12 months. Leases are classified as either finance or operating. While many of our facilities are subject to master lease agreements, leases are assessed, classified, and measured at the facility level.

All lease liabilities are measured as the present value of the future lease payments using a discount rate, which is generally our incremental borrowing rate for collateralized borrowings.  The future lease payments used to measure the lease liability include both fixed and variable payments that depend on a rate or index, as well as the exercise price of any options to purchase the underlying asset that have been deemed reasonably certain of being exercised. Future lease payments for optional renewal periods that are not reasonably certain of being exercised are excluded from the measurement of the lease liability. Regarding variable payments that depend on a rate or index, the lease liability is measured using the applicable rate or index as of lease commencement and is only remeasured under certain circumstances, such as a change in the lease term. Lease incentives serve to reduce the amount of future lease payments included in the measurement of the lease liability.  For all leases, the ROU asset is initially derived from the measurement of the lease liability and adjusted for certain items, such as initial direct costs and lease incentives received.  ROU assets are subject to long-lived asset impairment testing.

Amortization of finance lease ROU assets, which is generally recognized on a straight-line basis over the lesser of the lease term and the estimated useful life of the asset, is included within depreciation and amortization expense in the consolidated statements of operations. Interest expense associated with finance lease liabilities is included within interest expense in the consolidated statements of operations. Operating lease expense is recognized on a straight-line basis over the lease term and included within lease expense in the consolidation statements of operations. The lease term is determined based on the date we acquire control of the leased premises through the end of the lease term. Optional renewals periods are not initially included in the lease term unless they are deemed to be reasonably certain of being exercised at lease commencement.  For further discussion, see Note 10 – “Leases.”

Business Combinations

Our acquisition strategy is to identify facilities for purchase or lease that are complementary to our current affiliated facilities, accretive to our business or otherwise advance our strategy.  The results of all of our operating subsidiaries are included in the accompanying financial statements subsequent to the date of acquisition.  Acquisitions are accounted for using the acquisition method of accounting and include leasing and other financing arrangements as well as cash transactions.  Assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date.  Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets.  Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet, the initial fair value might not be finalized up to one year after the date of acquisition.

In developing estimates of fair values for long-lived assets, we utilize a variety of factors including market data, cash flows, growth rates, and replacement costs.  Determining the fair value for specifically identified intangible assets involves significant judgment, estimates and projections related to the valuation to be applied to intangible assets such as favorable leases, customer relationships, management contracts and trade names.  The subjective nature of management’s assumptions increases the risk associated with estimates surrounding the projected performance of the acquired entity.  In transactions where significant judgment or other assumptions could have a material impact on the conclusion, we may engage third party specialists to assist in the valuation of the acquired assets and liabilities.  Additionally, as we amortize definite-lived acquired intangible assets over time, the purchase accounting allocation directly impacts the amortization expense recorded on the financial statements.

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

“Therapist Efficiency” is computed by dividing billable labor minutes related to patient care and customer value added services by total labor minutes for the period.

Key performance and valuation measures for our businesses are set forth below, followed by a comparison and analysis of our financial results:

	Year ended December 31,
	2019	2018
Financial Results (in thousands)
Financial Performance Measures:
Net revenues (GAAP)	$4,565,834	$4,976,650
Net income (loss) attributable to Genesis Healthcare, Inc. (GAAP)	14,619	(235,231)
EBITDA (Non-GAAP)	312,779	309,794
Adjusted EBITDA (Non-GAAP)	199,027	474,075
Valuation Measure:
Adjusted EBITDAR (Non-GAAP)	$586,090

INPATIENT SEGMENT:

	Year ended December 31,
	2019	2018
Occupancy Statistics - Inpatient
Available licensed beds in service at end of period	43,252	48,859
Available operating beds in service at end of period	41,370	47,020
Available patient days based on licensed beds	15,777,465	17,705,185
Available patient days based on operating beds	15,119,996	17,073,587
Actual patient days	13,252,851	14,587,970
Occupancy percentage - licensed beds	84.0%	82.4%
Occupancy percentage - operating beds	87.7%	85.4%
Skilled mix	18.3%	18.9%
Average daily census	36,309	39,967
Revenue per patient day (skilled nursing facilities)
Medicare Part A	$535	$526
Insurance	462	455
Private and other	366	352
Medicaid	236	226
Medicaid (net of provider taxes)	215	206
Weighted average (net of provider taxes)	$282	$275
Patient days by payor (skilled nursing facilities)
Medicare	1,318,793	1,516,655
Insurance	961,329	1,080,193
Total skilled mix days	2,280,122	2,596,848
Private and other	732,888	815,475
Medicaid	9,466,310	10,372,459
Total Days	12,479,320	13,784,782
Patient days as a percentage of total patient days (skilled nursing facilities)
Medicare	10.6%	11.0%
Insurance	7.7%	7.9%
Skilled mix	18.3%	18.9%
Private and other	5.9%	5.9%
Medicaid	75.8%	75.2%
Total	100.0%	100.0%
Facilities at end of period
Skilled nursing facilities
Leased	278	339
Owned	29	42
Joint Venture	38	5
Managed	12	13
Total skilled nursing facilities	357	399
Total licensed beds	43,195	48,748
Assisted/Senior living facilities:
Leased	21	20
Owned	1	3
Joint Venture	1	1
Managed	1	2
Total assisted/senior living facilities	24	26
Total licensed beds	1,941	2,209
Total facilities	381	425

Total Jointly Owned and Managed— (Unconsolidated)	13	15

REHABILITATION THERAPY SEGMENT*:

	Year ended December 31,
	2019	2018
Revenue mix %:
Company-operated	35.7%	37.1%
Non-affiliated	64.3%	62.9%
Sites of service (at end of period)	1,155	1,295
Revenue per site	$620,016	$631,272
Therapist efficiency %	68.0%	63.7%

* Excludes respiratory therapy services.

Reasons for Non-GAAP Financial Disclosure

The following discussion includes references to Adjusted EBITDAR, EBITDA and Adjusted EBITDA, which are non-GAAP financial measures (collectively, Non-GAAP Financial Measures). A Non-GAAP Financial Measure is a numerical measure of a registrant’s value, historical or future financial performance, financial position and cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable financial measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable financial measure so calculated and presented. In this regard, GAAP refers to generally accepted accounting principles in the United States. We have provided reconciliations of the Non-GAAP Financial Measures to the most directly comparable GAAP financial measures.

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

We use two Non-GAAP Financial Measures primarily (EBITDA and Adjusted EBITDA) as performance measures and believe that the GAAP financial measure most directly comparable to these two Non-GAAP Financial Measures is net income (loss) attributable to Genesis Healthcare, Inc. We use one Non-GAAP Financial Measure (Adjusted EBITDAR) as a valuation measure and believe that the GAAP financial measure most directly comparable to this Non-GAAP Financial Measure is net income (loss) attributable to Genesis Healthcare, Inc.  We use Non-GAAP Financial Measures to assess the value of our business and the performance of our operating businesses, as well as the employees responsible for operating such businesses. Non-GAAP Financial Measures are useful in this regard because they do not include such costs as interest expense, income taxes and depreciation and amortization expense which may vary from business unit to business unit depending upon such factors as the method used to finance the original purchase of the business unit or the tax law in the state in which a business unit operates. By excluding such factors when measuring financial performance, many of which are outside of the control of the employees responsible for operating our business units, we are better able to evaluate value and the operating performance of the business unit and the employees responsible for business unit performance. Consequently, we use these

Non-GAAP Financial Measures to determine the extent to which our employees have met performance goals, and therefore the extent to which they may or may not be eligible for incentive compensation awards.

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

Although we use Non-GAAP Financial Measures as financial measures to assess value and the performance of our business, the use of these Non-GAAP Financial Measures is limited because they do not consider certain material costs necessary to operate the business.  These costs include our lease expense (only in the case of Adjusted EBITDAR), the cost to service debt, the depreciation and amortization associated with our long-lived assets, gains (losses) on early extinguishment of debt, transaction costs, long-lived asset impairment charges, federal and state income tax expenses, the operating results of our discontinued businesses and the loss attributable to non-controlling interests.  Because Non-GAAP Financial Measures do not consider these important elements of our cost structure, a user of our financial information who relies on Non-GAAP Financial Measures as the only measures of our performance could draw an incomplete or misleading conclusion regarding our financial performance. Consequently, a user of our financial information should consider net income (loss) attributable to Genesis Healthcare, Inc. as an important measure of its financial performance because it provides the most complete measure of our performance.

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

•

Losses of newly acquired, constructed or divested businesses.  The acquisition and construction of new businesses is an element of our growth strategy.  Many of the businesses we acquire have a history of operating losses and continue to generate operating losses in the months that follow our acquisition.  Newly constructed or developed businesses also generate losses while in their start-up phase.  We view these losses as both temporary and an expected component of our long-term investment in the new venture.  We adjust these losses when computing Adjusted EBITDA in order to better analyze the performance of our mature ongoing business.  The activities of such businesses are adjusted when computing Adjusted EBITDA until such time as a new business generates positive Adjusted EBITDA.  The operating performance of new businesses is no longer adjusted when computing Adjusted EBITDA beginning in the period in which a new business generates positive Adjusted EBITDA and all periods thereafter.  The divestiture of underperforming or non-strategic facilities is also an element of our business strategy.  We eliminate the results of divested facilities beginning in the quarter in which they become divested.  We view the losses associated with the wind-down of such divested facilities as not indicative of the performance of our ongoing operating businesses.

•

Stock-based compensation.  We exclude stock-based compensation expense because it does not result in an outlay of cash and such non-cash expenses do not reflect the underlying operating performance of our operating businesses.

•

Regulatory defense and related costs – We exclude the costs of investigating and defending the inherited legal matters associated with prior transactions.  We also exclude costs of disputed settlements with state agencies.  We believe these costs are non-recurring in nature as they will no longer be recognized following the final settlement of these matters. Also, we do not believe the excluded costs reflect the underlying performance of our operating businesses.

•

Other non-recurring costs – In the year ended December 31, 2019, we excluded $1.1 million in insurance recoveries and costs related to 2017 hurricane damage and the partial recovery of receivables written down in 2018.  In the year ended December 31, 2018, we excluded $13.0 million of costs attributable to the write down of receivables in our non-core physician services business and the impairment of unrealized incentives associated with a government program rewarding the meaningful use of technology in delivery of healthcare.  This incentive was estimated to be earned and recognized between 2015 and 2016 within our physician services line of business.  We do not believe the excluded costs are recurring or reflect the underlying performance of our operating businesses.

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

Supplemental Information

We provide supplemental information about certain capital costs we believe are beneficial to an investor’s understanding of our capital structure and cash flows.  This supplemental information includes (1) cash interest payments on our recourse and HUD guaranteed indebtedness (2) cash rent payments made to partially owned real estate joint ventures that is eliminated in consolidation, net of any distributions returned to us, and (3) total cash lease payments made pursuant to operating leases, finance leases and financing obligations.

This supplemental information is used by us to evaluate our leverage, fixed charge coverage and cash flow.  This supplemental information is consistent with information used by our major creditors in evaluating compliance with financial covenants contained in our material lease and loan agreements.

The following table provides a reconciliation of net income (loss) attributable to Genesis Healthcare, Inc. to Non-GAAP financial information (in thousands):

	Year ended December 31,
	2019	2018

Net income (loss) attributable to Genesis Healthcare, Inc.	$14,619	$(235,231)
Adjustments to compute EBITDA:
Net loss attributable to noncontrolling interests	(7,145)	(137,186)
Depreciation and amortization expense	123,159	220,896
Interest expense	180,392	463,738
Income tax expense (benefit)	1,754	(2,423)
EBITDA	312,779	309,794
Adjustments to compute Adjusted EBITDA:
(Gain) loss on early extinguishment of debt	(122)	391
Other income	(173,505)	(12,920)
Transaction costs	26,362	31,953
Long-lived asset impairments	16,937	104,997
Goodwill and identifiable intangible asset impairments	—	3,538
Severance and restructuring	4,705	9,024
Loss of newly acquired, constructed, or divested businesses	4,883	5,148
Stock-based compensation	7,309	8,820
Regulatory defense and related costs	804	609
Other non-recurring costs	(1,125)	12,721
Adjusted EBITDA	$199,027	$474,075
Lease Expense	387,063	129,859
Adjusted EBITDAR	$586,090
Supplemental information:
Cash interest payments on recourse and HUD debt	$84,355	$77,400
Cash payments made to partially owned real estate joint ventures, net of distributions received	22,257	—
Total cash lease payments made pursuant to operating leases, finance leases and financing obligations	$408,230	$428,991

Results of Operations

Same-store Presentation

We continue to execute on a strategic plan which includes expansion in core markets and operating segments which we believe will enhance the value of our business in the ever-changing landscape of national healthcare.  We are also focused on “right-sizing” our operations to fit that new environment and to divest underperforming and non-strategic assets.

We define our same-store inpatient operations as those skilled nursing and assisted/senior living centers which have been operated by us, in a steady-state, for each comparable period in this Results of Operations discussion.  We exclude from that definition those skilled nursing and assisted/senior living facilities recently acquired that were not operated by us for the entire period, as well as those that were divested prior to or during the most recent period presented.  In cases where we are developing new skilled nursing or assisted/senior living centers, those operations are excluded from our “same-store” inpatient operations until the revenue driven by operating patient census is stable in the comparable periods.

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

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

A summary of our results of operations for the year ended December 31, 2019 as compared with the same period in 2018 follows (in thousands, except percentages):

	Year ended December 31,
	2019		2018		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$3,857,793	84.4%	$4,195,596	84.3%	$(337,803)	(8.1)%
Assisted/Senior living facilities	93,054	2.0%	95,571	1.9%	(2,517)	(2.6)%
Administration of third party facilities	8,310	0.2%	8,733	0.2%	(423)	(4.8)%
Elimination of administrative services	(3,125)	(0.1)%	(3,027)	—%	(98)	(3.2)%
Inpatient services, net	3,956,032	86.5%	4,296,873	86.4%	(340,841)	(7.9)%

Rehabilitation therapy services:
Total therapy services	738,124	16.2%	889,069	17.9%	(150,945)	(17.0)%
Elimination of intersegment rehabilitation therapy services	(275,578)	(6.0)%	(341,155)	(6.9)%	65,577	19.2%
Third party rehabilitation therapy services, net	462,546	10.2%	547,914	11.0%	(85,368)	(15.6)%

Other services:
Total other services	198,920	4.4%	161,038	3.2%	37,882	23.5%
Elimination of intersegment other services	(51,664)	(1.1)%	(29,175)	(0.6)%	(22,489)	(77.1)%
Third party other services, net	147,256	3.3%	131,863	2.6%	15,393	11.7%

Net revenues	$4,565,834	100.0%	$4,976,650	100.0%	$(410,816)	(8.3)%

	Year ended December 31,
	2019		2018		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
EBITDA:
Inpatient services	$371,210	9.4%	$394,286	9.2%	$(23,076)	(5.9)%
Rehabilitation therapy services	92,469	12.5%	101,774	11.4%	(9,305)	(9.1)%
Other services	12,456	6.3%	(10,618)	(6.6)%	23,074	217.3%
Corporate and eliminations	(163,356)	—%	(175,648)	—%	12,292	7.0%
EBITDA	$312,779	6.9%	$309,794	6.2%	$2,985	1.0%

A summary of our condensed consolidating statement of operations follows (in thousands):

	Year ended December 31, 2019
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$3,959,157	$738,124	$198,676	$244	$(330,367)	$4,565,834
Salaries, wages and benefits	1,761,273	601,196	122,541	—	—	2,485,010
Other operating expenses	1,599,549	44,088	62,104	—	(330,894)	1,374,847
General and administrative costs	—	—	—	144,471	—	144,471
Lease expense	382,897	1,297	1,463	1,406	—	387,063
Depreciation and amortization expense	99,529	12,230	720	10,775	(95)	123,159
Interest expense	83,887	55	35	97,831	(1,416)	180,392
Gain on early extinguishment of debt	—	—	—	(122)	—	(122)
Investment income	—	—	—	(8,712)	1,416	(7,296)
Other (income) loss	(172,709)	(926)	112	18	—	(173,505)
Transaction costs	—	—	—	26,362	—	26,362
Long-lived asset impairments	16,937	—	—	—	—	16,937
Equity in net loss (income) of unconsolidated affiliates	—	—	—	4,091	(4,803)	(712)
Income (loss) before income tax expense	187,794	80,184	11,701	(275,876)	5,425	9,228
Income tax expense	—	—	—	1,754	—	1,754
Net income (loss)	$187,794	$80,184	$11,701	$(277,630)	$5,425	$7,474

	Year ended December 31, 2018
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$4,299,900	$889,069	$160,913	$125	$(373,357)	$4,976,650
Salaries, wages and benefits	1,944,091	733,763	109,054	—	—	2,786,908
Other operating expenses	1,740,537	51,590	61,110	—	(373,357)	1,479,880
General and administrative costs	—	—	—	149,182	—	149,182
Lease expense	127,323	—	1,289	1,247	—	129,859
Depreciation and amortization expense	193,930	12,779	684	13,503	—	220,896
Interest expense	367,562	55	36	96,085	—	463,738
Loss on early extinguishment of debt	—	—	—	391	—	391
Investment income	—	—	—	(6,832)	—	(6,832)
Other (income) loss	(14,872)	1,942	78	(68)	—	(12,920)
Transaction costs	—	—	—	31,953	—	31,953
Long-lived asset impairments	104,997	—	—	—	—	104,997
Goodwill and identifiable intangible asset impairments	3,538	—	—	—	—	3,538
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,608)	1,508	(100)
(Loss) income before income tax benefit	(167,206)	88,940	(11,338)	(283,728)	(1,508)	(374,840)
Income tax benefit	—	—	—	(2,423)	—	(2,423)
Net (loss) income	$(167,206)	$88,940	$(11,338)	$(281,305)	$(1,508)	$(372,417)

Net Revenues

Net revenues for the year ended December 31, 2019 as compared with the year ended December 31, 2018 decreased by $410.8 million, or 8.3%.

Inpatient Services – Revenue decreased $340.8 million, or 7.9%, for the year ended December 31, 2019 as compared with the same period in 2018. On a same-store basis, inpatient services revenue increased $64.0 million, or 1.8%, excluding 99 divested underperforming facilities and the acquisition or development of 12 additional facilities.  Included in the same-store revenue increase is $19.0 million related to a new provider tax program in the state of New Mexico for the period July 1, 2019 through December 31, 2019, which was not in place for the corresponding period in 2018.  An additional $10.0 million of the increase in the year ended December 31, 2019 is attributed to the transition from RUGs based reimbursement to the PDPM reimbursement methodology in the fourth fiscal quarter of 2019.  The remaining $35.0 million same-store increase is due to increasing census volume and payor rates, primarily in our Medicaid population, partially offset by continued decline in the skilled mix of our inpatient facilities.  For the past several years, census and skilled mix trends have been affected by healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payors and conveners to divert certain skilled nursing referrals to home health or other community-based care settings.  While overall census is recovering as compared with the preceding year, the skilled mix continued to decline.  We believe population demographics will present opportunities in the near future to recapture census, and to some extent skilled mix, where it was lost through reform measures.  Over the course of the year ended December 31, 2019, we saw overall same-store occupancy rates exceed that of the same period in 2018 by over 90 basis points.  However, at the same time, same-store skilled mix in the year ended December 31, 2019 lagged the same period in 2018 by nearly 90 basis points.

For an expanded discussion regarding the factors influencing our census trends, see Item 1, “Business – Recent Legislative, Regulatory and other Governmental Actions Affecting Revenue” in this Form 10-K, as well as the Key Performance and Valuation Measures in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantification of the census trends and revenue per patient day.

Rehabilitation Therapy Services – Revenue decreased $85.4 million, or 15.6% for the year ended December 31, 2019 as compared with the same period in 2018.  Of that decrease, $67.0 million is due to lost contract business, offset by $21.5 million attributed to new contracts.  The remaining decrease of $39.9 million is principally due to reduced volume of services provided to existing customers and amended customer pricing terms in connection with the implementation of PDPM.

Other Services – Revenue increased $15.4 million, or 11.7% for the year ended December 31, 2019 as compared with the same period in 2018.  Our other services revenue is comprised mainly of our physician services and staffing services businesses, in addition to our ACO.  In the year ended December 31, 2019, the ACO recognized revenue of $10.8 million under MSSP.  There was no MSSP revenue recognized in the comparable period in 2018.  Revenue in our physician services business increased $8.8 million in the year ended December 31, 2019 as compared with the same period in 2018.  Our staffing services business accounts for the remaining decrease in other services revenue of $4.2 million.  While the staffing business gross revenue has increased 19.5% in the year ended December 31, 2019 as compared with the same period in 2018, its revenue from external customers has decreased 4.2% over that same period.  This decrease is the result of a shift in focus of that business to expand its services to our affiliated nursing facilities and therapy gyms.  Prioritizing our internal staffing needs is a strategic goal for our staffing business, amid record low unemployment nationally.

EBITDA

EBITDA for the year ended December 31, 2019 increased by $3.0 million, or 1.0% as compared with the same period in 2018.  Excluding the impact of (gain) loss on early extinguishment of debt, other (income) loss, transaction costs, long-lived asset impairments, and goodwill and identifiable intangible asset impairments, EBITDA decreased $255.3 million, or 58.3% when compared with the same period in 2018.  The contributing factors for this net increase are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDA decreased $23.1 million, or 5.9% in the year ended December 31, 2019 as compared with the same period in 2018.  Excluding the impact of other (income) loss, long-lived asset impairments and goodwill and identifiable intangible asset impairments, EBITDA decreased $272.5 million, or 55.8% when compared with the same period in 2018.  On a same-store basis, the inpatient EBITDA decreased $243.1 million.  Of that same-store decline, lease expense increased $254.6 million, principally resulting from the adoption of Topic 842, which became effective on January 1, 2019.  The impact to our financial position and statements of operation from the adoption of this accounting standard is more fully described in Note 2 – “Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements.”  See also Note 10 – “Leases.”  Our self-insurance programs resulted in an increase of $4.1 million EBITDA in the year ended December 31, 2019 as compared with the same period in 2018.  While our self-insurance programs are performing as anticipated with reduced volumes related to the implementation of our portfolio optimization strategies and within normal claims reporting patterns of our same-store operations, we are also seeing reduced pressures particularly in our general and professional liability claims experience.  The reduction in the provision for general and professional liability for the year ended December 31, 2019 as compared with the same period in 2018 is the result of favorable prior year claim development and lower current year loss exposures.  The favorable development is due to the combination of the ongoing impact of tort reform, claim settlements, and other risk management initiatives.  Offsetting some of the positive trends in professional liability experience, self-insured health benefits on the same-store population saw an increase over the prior year due to some singularly large claims that presented throughout 2019. Same-store staffing costs, net of nursing agency and other purchased services, increased $40.9 million.  Nursing wage inflation increased 4.2% while non-nursing wage inflation increased 2.6% in the year ended December 31, 2019 as compared with the same period in 2018. The introduction of the new provider tax program in New Mexico for period July 1, 2019 through December 31, 2019 resulting in an increase of EBITDA of $10.5 million compared to the same period in 2018 before the program was enacted.  The remaining $37.8 million increase in EBITDA, as adjusted, of the segment is attributed to ongoing expense management, reduced therapy services cost due to the implementation of PDPM and increased census volume in our skilled nursing facilities, partially offset by the continued pressures on skilled mix of our inpatient facilities described above under “Net Revenues.”

Rehabilitation Therapy Services – EBITDA decreased by $9.3 million or 9.1% for the year ended December 31, 2019 as compared with the same period in 2018.  Excluding the impact of other (income) loss, EBITDA decreased $12.2 million when compared with the same period in 2018.  Lost therapy contracts exceeded new contracts and service fees by $10.7 million.  The remaining decrease of $1.5 million is principally attributed to the net impact of amended customer pricing terms in connection with the implementation of PDPM offset by a reduction in force of employed therapist, further offset with reductions in overhead and reductions of start-up losses in our operations in China.  Therapist efficiency improved to 68.0% in the year ended December 31, 2019 compared with 63.7% in the comparable period in the prior year.

Other Services – EBITDA increased $23.1 million or 217.3% for the year ended December 31, 2019 as compared with the same period in 2018.  Of this amount, the ACO contributed $4.2 million, most of which was due to the low cost structure and no revenue recognized in that business in the comparable 2018 period.  The remaining increase of $18.9 million pertains to our physician services business.  The year ended December 31, 2018 included charges of $13.0 million to write down accounts receivable to its realizable fair value.  Those charges did not recur in 2019.  The remaining increase of $5.9 million in our physician services business was principally driven by increased physician and nurse practitioner encounters, coupled with improved reimbursement rates, partially offset by increased administrative costs of practice management.

Corporate and Eliminations - EBITDA increased $12.3 million or 7.0% in the year ended December 31, 2019 as compared with the same period in 2018.  EBITDA of our corporate function includes (gains) losses on early extinguishment of debt and losses associated with transactions that are outside of the scope of our reportable segments.  These and other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $6.0 million of the net decrease in Corporate and Eliminations EBITDA.  Corporate overhead costs decreased $4.7 million, or 3.2%, in the year ended December 31, 2019 as compared with the same period in 2018. The remaining increase in EBITDA of $1.6 million is primarily the result of an increase in investment earnings from our unconsolidated affiliates accounted for on the equity method and other investments.

Other income – In the years ended December 31, 2019 and 2018, we completed multiple transactions, including the divestitures of numerous owned assets and the termination and refinancing of certain facilities subject to lease agreements. See Note 4 – “Significant Transactions and Events.”  These transactions resulted in net gains of $173.5 million and $12.9 million for the years ended December 31, 2019 and 2018, respectively. See Note 18 – “Other Income.”

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the years ended December 31, 2019 and 2018 were $26.4 million and $32.0 million, respectively.

Long-lived asset impairments — In the years ended December 31, 2019 and 2018, we recognized impairments of property and equipment of $16.9 million and $105.0 million, respectively.  For more information about the conditions of the business which contributed to these impairments, see Note 19 – “Asset Impairment Charges - Long-Lived Assets with a Definite Useful Life.”

Goodwill and identifiable intangible asset impairments — In the year ended December 31, 2018, we recognized impairment of identifiable intangible favorable lease assets of $3.5 million.  For more information about the conditions of the business which contributed to these impairments, see “Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue” and “Financial Condition and Liquidity Considerations” in this MD&A, as well as Note 19 – “Asset Impairment Charges - Identifiable Intangible Assets with a Definite Useful Life.”

Other Expense

The following discussion applies to the expense categories between EBITDA and income (loss) of all reportable segments and corporate and eliminations in our consolidating statement of operations for the year ended December 31, 2019 as compared with the same period in 2018.

Depreciation and amortization — Each of our reportable segments and corporate overhead have depreciating property, plant and equipment, including amortization of finance leased ROU assets.  Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  Depreciation and amortization expense decreased $97.7 million in the year ended December 31, 2019 as compared with the same period in 2018.  On a same-store basis, depreciation and amortization decreased $75.4 million in the year ended December 31, 2019 as compared with the same period in 2018.  Of this decrease, approximately $75.4 million resulted from the adoption of Topic 842, which was effective on January 1, 2019.  The impact to our financial position and statements of operation from the adoption of this accounting standard is more fully described in Note 2 – “Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements” and Note 10 – “Leases.”

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our debt instruments, as well as the expense associated with leases accounted for as finance leases or financing obligations.  Interest expense decreased $283.3 million in the year ended December 31, 2019 as compared with the same period in 2018.  On a same-store basis, interest expense decreased $259.6 million in the year ended December 31, 2019 as compared with the same period in 2018.  Of this decrease, approximately $282.6 million resulted from the adoption of Topic 842, which was effective on January 1, 2019.  The impact to our financial position and statements of operation from the adoption of this accounting standard is more fully described in Note 2 – “Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements” and Note 10 – “Leases.”  The decrease was offset by $23.0 million that is principally the result of higher rates of interest incurred in the year ended December 31, 2019 on the debt instruments impacted by the financial restructuring, which was not fully realized in the prior year period, in addition to consolidating debt and the associated interest expense of two real-estate partnerships in 2019, which were determined to be VIEs of which we are the primary beneficiary.  See Note 1 – “General Information – Basis of Presentation” and Note 12 – “Long-Term Debt.”

Income tax expense (benefit) — For the year ended December 31, 2019, we recorded income tax expense of $1.8 million, representing an effective tax rate of 19.0% compared to an income tax benefit of $2.4 million, representing an effective tax rate of 0.7% for the same period in 2018.  There is a full valuation allowance against our deferred tax assets, excluding our deferred tax asset on our Bermuda captive insurance company’s discounted unpaid loss reserve.  Previously, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets.  As of December 31, 2019, we have determined that the valuation allowance is still necessary.

Net Loss Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between net income (loss) and net income (loss) attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the year ended December 31, 2019 as compared with the same period in 2018.

Net loss attributable to noncontrolling interests — Following the combination of Skilled and FC-GEN Operations Investment, LLC (FC-GEN), direct noncontrolling economic interest was recorded as noncontrolling interest in the financial statements of the combined entity.  The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares.  Since the combination, there have been conversions of 8.3 million Class C common stock reducing the initial, approximately 42% direct noncontrolling economic interest to 33.9% at December 31, 2019.  For the years ended December 31, 2019 and 2018, income (loss) of $2.8 million and $(139.2) million, respectively, has been attributed to the Class C common stock.

In addition to the noncontrolling interests attributable to the Class C common stock holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the years ended December 31, 2019 and 2018, (loss) income of $(9.9) million and $2.0 million, respectively, has been attributed to these unaffiliated third parties.

Liquidity and Capital Resources

The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Year ended December 31,
	2019	2018
Net cash (used in) provided by operating activities	$(7,166)	$18,584
Net cash (used in) provided by investing activities	(387,003)	11,876
Net cash provided by financing activities	377,699	53,178
Net (decrease) increase in cash, cash equivalents and restricted cash and equivalents	(16,470)	83,638
Beginning of period	142,276	58,638
End of period	$125,806	$142,276

Net cash used in operating activities in the year ended December 31, 2019 of $7.2 million was unfavorably impacted by funded transaction costs of approximately $22.3 million.  Adjusted for transaction costs, net cash provided by operating activities in the year ended December 31, 2019 would have been approximately $15.1 million.  Net cash provided by operating activities in the year ended December 31, 2018 was unfavorably impacted by funded transaction costs of approximately $32.0 million.  Adjusted for funded transaction costs, net cash provided by operating activities in the year ended December 31, 2018 would have been $50.6 million.   In addition to transaction costs, operating cash flow activities in the year ended December 31, 2019 were unfavorably impacted by the timing associated with the collection of outstanding accounts receivable and payments of certain self-insured liabilities.

Net cash used in investing activities in the year ended December 31, 2019 was $387.0 million, compared to cash provided by investing activities of $11.9 million in the year ended December 31, 2018.  Cash used for routine capital expenditures for the year ended December 31, 2019 increased from the same period in the prior year by $11.6 million.  Net sales and maturities of marketable securities of $0.9 million in 2019 exceeded net purchases of marketable securities of $10.5 million in 2018, resulting in a net reduction in cash used of $11.3 million.  In the year ended December 31, 2019, there were asset purchases of $252.5 million as a result of the consolidation of the Next Partnership and its acquisition of 22 skilled nursing facilities and asset sale proceeds of $79.0 million resulting from the simultaneous sale of seven skilled nursing facilities as described in “Significant Transaction and Events – Strategic Partnerships – Next Partnership.” In the year ended December 31, 2019, there were asset purchases of $339.2 million as a result of the consolidation of the Vantage Point Partnership and its acquisition of 18 skilled nursing facilities as described in “Significant Transaction and Events – Strategic Partnerships – Vantage Point Partnership.” In the year ended December 31, 2018, there were no asset purchases.  The year ended December 31, 2019 also included $66.9 million in proceeds from the sale of seven facilities in California, $91.7 million in proceeds from the sale of eight facilities in Georgia, New Jersey, Virginia and Maryland and $20.2 million from the sale of seven facilities in Texas. The year ended December 31, 2018, included proceeds of $74.4 million from the sale of 15 owned skilled nursing facilities in Texas and one assisted/senior living facility in Nevada.  The year ended December 31, 2019 also included the receipt of a $12.0 million payment of a note receivable. The remaining incremental use of cash from investing activities of $2.4 million in the year ended December 31, 2019 as compared with the same period in 2018 is principally due to an increase in restricted deposit payments.

Net cash provided by financing activities in the year ended December 31, 2019 was $377.7 million compared to net cash provided by financing activities of $53.2 million in the year ended December 31, 2018.  The net increase in cash provided by financing activities of $324.5 million is principally attributed to debt borrowings exceeding debt repayments in the year ended December 31, 2019 as compared to the same period in 2018.  In the year ended December 31, 2019, we received proceeds from the issuance of debt of $538.5 million, consisting primarily of $479.4 from the consolidation of the Next Partnership and Vantage Point Partnership, $41.7 million due to the refinancing of three facilities within the Next Partnership with HUD financing and $15.0 million due to a short-term loan from Omega. In the year ended December 31, 2018, we received proceeds from the issuance of debt of $574.2 million, consisting primarily of $438.0 million from the ABL Credit Facilities, $83.0 million from proceeds from the MidCap Real Estate Loans, $40.0 million from the expanded Term Loan Agreement and $10.9 million from the refinancing of a bridge loan with a HUD insured loan.  Repayment of long-term debt in the year ended December 31, 2019 was $199.6 million compared to $544.1 million in the same period of the prior year.  In the year ended December 31, 2019, we repaid $39.8 million in MidCap Real Estate Loans and $65.6 million in HUD-insured loans using proceeds from the sale of 19 facilities; reduced the term loan facility of the ABL Credit Facilities by $40.0 million while increasing the revolving credit facilities by the same amount; and the Next Partnership reduced its term loan by $38.8 million refinancing three facilities through HUD.  In the year ended December 31, 2018, we repaid $363.2 million in the retirement of our prior revolving credit facilities, $85.5 million in the paydown of Welltower Real Estate Loans, $51.9 million in the retirement of HUD insured loans for divested skilled nursing facilities, $10.0 million in the retirement of a mortgage on a corporate office building and $9.9 million in the payoff of a bridge loan with the proceeds from a HUD-insured refinancing.  The remaining decrease in cash used to repay long-term debt of $8.2 million relates to a decrease in routine debt payments. In the year ended December 31, 2019, we had net borrowings under the revolving credit facilities of $30.3 million as compared with $42.6 million of net repayments under the revolving credit facilities in the same period in 2018.  In the year ended December 31, 2019, we paid debt issuance costs of $10.2 million resulting from financing activities associated with the consolidation of the Next Partnership and the Vantage Point Partnership compared to debt issuance costs of $17.0 million, which includes $13.6 million in fees for the ABL Credit Facilities and $3.2 million in fees for the MidCap Real Estate Loans in 2018.  In the year ended December 31, 2019, we received contributions from a noncontrolling interest for $18.5 million and $8.5 million resulting from the consolidation of the aforementioned Next Partnership and Vantage Point Partnership, respectively, compared to no contributions from noncontrolling interests in 2018.  The remaining net increase in cash used in financing activities of $5.9 million in the year ended December 31, 2019 compared to the same period in 2018 is primarily due to an increase in distributions to noncontrolling interests and repayments of finance lease obligations offset by a reduction in debt settlement costs.

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

At December 31, 2019, we had total liquidity of $90.0 million consisting of cash on hand of $74.5 million and available borrowings under our ABL Credit Facilities of $15.5 million. During the year ended December 31, 2019, we maintained liquidity sufficient to meet our working capital, capital expenditure and development activities.

Recent Developments Potentially Affecting our Results of Operations

As the recent outbreak of the coronavirus (COVID-19) continues to spread throughout areas in which we operate, we believe the outbreak has the potential to have a negative impact on our operating results and financial condition.  The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our patients, employees and vendors, all of which are uncertain and cannot be predicted.  Given these uncertainties, we cannot reasonably estimate the related impact to our business, operating results and financial condition, if any.

Strategic Partnerships

Next Partnership

On January 31, 2019, Welltower sold the real estate of 15 facilities to the Next Partnership, of which we acquired a 46% membership interest for $16.0 million.  The remaining interest is held by Next, a related party.  See Note 16 – “Related Party Transactions.”  In conjunction with the facility sales, we received aggregate annual rent credits of $17.2 million. We continue to operate these facilities pursuant to a new master lease with the Next Partnership.  The term of the master lease is 15 years with two five-year renewal options available.  We will pay annual rent of $19.5 million, with no rent escalators for the first five years and an escalator of 2% beginning in the sixth lease year and thereafter.  We also obtained a fixed price purchase option to acquire all of the real property of the facilities.  The purchase option is exercisable between lease years five and seven, reducing in price each successive year down to a 10% premium over the original purchase price.

Vantage Point Partnership

On September 12, 2019, Welltower and Second Spring sold the real estate of four and 14 facilities, respectively, to the Vantage Point Partnership, in which we invested $37.5 million for an approximate 30% membership interest.  The remaining membership interest is held by Vantage Point for an investment of $85.3 million consisting of an equity investment of $8.5 million and a formation loan of $76.8 million.  In conjunction with the facility sales, we received aggregate annual rent credits of $30.3 million. We continue to operate these facilities pursuant to a new master lease with the Vantage Point Partnership.  The term of the master lease is 15 years with two five-year renewal options available.  We will pay annual rent of approximately $33.1 million, with no rent escalators for the first four years and an escalator of 2% beginning in the fifth lease year and thereafter.  We also obtained a fixed price purchase option to acquire all of the real property of the facilities.  The purchase option is exercisable during certain periods in fiscal years 2024 and 2025 for a 10% premium over the original purchase price.  Further, Vantage Point holds a put option that would require us to acquire its membership interests in the Vantage Point Partnership. The put option becomes exercisable if we opt not to purchase the facilities or upon the occurrence of certain events of default.

NewGen Partnership

On February 1, 2020, we transitioned operational responsibility for 19 facilities in the states of California, Washington and Nevada to NewGen. We sold the real estate and operations of six skilled nursing facilities and transferred the leasehold rights to 13 skilled nursing, behavioral health and assisted living facilities for a total of $78.9 million.  We will retain a 50% interest in the facilities.  Net transaction proceeds were used by us to repay indebtedness, including prepayment fees, of $33.7 million, fund our initial equity contribution and working capital requirement of approximately $15.0 million, and provide financing to the partnership of $9.0 million.  Concurrently, the facilities have entered, or will enter upon regulatory approval, into management services agreements with NewGen for the day-to-day operations of the facilities. We will continue to provide administrative and back office services to the facilities pursuant to administrative support agreements, as well as therapy services pursuant to therapy services agreements.  We are currently assessing whether we will continue to consolidate the financial statements of these facilities for financial reporting purposes.

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

The ABL Credit Facilities have a five-year term set to mature on March 6, 2023.  The ABL Credit Facilities include a springing maturity clause that would accelerate its maturity 90 days prior to the maturity of the Term Loan Agreements, Welltower Real Estate Loans or MidCap Real Estate Loans, in the event those agreements are not extended or refinanced.  The revolving credit facility includes a swinging lockbox arrangement whereby we transfer all funds deposited within its designated lockboxes to MidCap on a daily basis and then draw from the revolving credit facility as needed.  We have presented the entire revolving credit facility borrowings balance of $136.0 million in current installments of long-term debt at December 31, 2019 and 2018.  Despite this classification, we expect that we will have the ability to borrow and repay on the revolving credit facility through its maturity date.  Cash proceeds of $50.6 million received under the ABL Credit Facilities remain in a restricted account.  This amount is pledged to cash collateralize letters of credit previously issued under the retired revolving credit facilities. We have classified this deposit and all cash account balances subject to deposit account control agreements that were sprung under the ABL Credit Facilities as restricted cash and equivalents within the consolidated balance sheets at December 31, 2019 and 2018.

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

Term Loan Amendments

On March 6, 2018, we entered into an amendment to the term loan with affiliates of Welltower and Omega (the Term Loan Amendment) pursuant to which we borrowed an additional $40 million to be used for certain debt repayment and general corporate purposes.  The additional $40 million term loan bears interest at a rate equal to 10.0% per annum, with up to 5% per annum to be paid in kind.  The Term Loan Amendment also changed the interest rate applicable to the initial loans funded on July 29, 2016 to be equal to 14% per annum, with up to 9% per annum to be paid in kind.  Among other things, the Term Loan Amendment eliminates any principal amortization payments on any of the loans prior to maturity and modifies the financial covenants beginning in 2018.

On May 9, 2019, the Term Loan Agreement was further amended extending the maturity date from July 29, 2020 to November 30, 2021.

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

We agreed to make commercially reasonable efforts to secure commitments to repay no less than $105.0 million of the Welltower Real Estate Loan obligations.  As of December 31, 2019, we have not yet secured the total required repayments or commitments.  As a result, the annual cash component of the interest payments was increased by approximately $2.0 million with a corresponding decrease in the paid in kind component of interest.

MidCap Real Estate Loans

On March 30, 2018, we entered into the MidCap Real Estate Loans which had combined available proceeds of $75.0 million, $73.0 million of which was drawn as of December 31, 2018.  The MidCap Real Estate Loans are secured by 12 skilled nursing facilities and are subject to a five-year term maturing on March 30, 2023.  The maturity of the MidCap Real Estate Loans will accelerate in the event the ABL Credit Facilities are repaid in full and terminated.  The loans, which were interest only in the first year, are subject to an annual interest rate equal to LIBOR (subject to a floor of 1.5%) plus an applicable margin of 5.85%.  Beginning April 1, 2019, mandatory principal payments commenced with the balance of the loans to be repaid at maturity.  Proceeds from the MidCap Real Estate Loans were used to repay partially the Welltower Real Estate Loans.

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

On May 1, 2019, we divested the real property and operations of five skilled nursing facilities in California, three of which were subject to the MidCap Real Estate Loans. We used the sale proceeds to repay $27.7 million on the MidCap Real Estate Loans. During the third quarter of 2019, we divested the real property of two skilled nursing facilities in New Jersey and one skilled nursing facility in Maryland that were subject to the MidCap Real Estate Loans and used the sale proceeds to repay $12.1 million on the loans. See Note 4 – “Significant Transactions and Events – Strategic Partnerships – Vantage Point Partnership.” The MidCap Real Estate Loans had an outstanding principal balance of $42.2 million and $83.0 million at December 31, 2019 and 2018, respectively.

Sabra Master Leases

In 2017, we entered into a definitive agreement with Sabra resulting in permanent and unconditional annual cash rent savings of $19.0 million, which became effective January 1, 2018.  For the year ended December 31, 2018, we terminated the Sabra lease agreement for 33 skilled nursing facilities and one assisted/senior living facility but continue to operate these facilities under new lease arrangements with different landlords and terminated the Sabra lease agreement associated with nine divested skilled nursing facilities.

As a result of the amendments and lease terminations noted above, we recorded a lease termination charge of $34.1 million in the year ended December 31, 2018.  The charge represented the discounted residual rents due to Sabra on the skilled nursing facilities that have been terminated due to either divestiture or sale to a new landlord.  As of December 31, 2019, there remains an obligation of $26.7 million, $18.4 million recorded in other long-term liabilities and $8.3 million recorded in accrued expenses, to be repaid through 2023.

Other Financing Activities

Mortgages and other secured debt (non-recourse) refinancings

In December 2019, a portion of the Next Partnership’s term loan facility was refinanced via three new HUD insured loans.  The new loans had an aggregate initial principal balance of $41.7 million, all of which remained outstanding as of December 31, 2019. The loans have an original amortization term of 35 years and a fixed interest rate of 3.15%.  Proceeds were principally used to repay a portion of the term loan associated with the Next Partnership and fees.

Divestiture of Non-Strategic Facilities

Consistent with our strategy to divest assets in non-strategic markets, we have exited the inpatient operations of 111 skilled nursing facilities, five assisted/senior living facilities and seven behavioral outpatient clinics in 17 states since January 1, 2018, including:

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

•	The sale of 15 owned skilled nursing facilities and lease termination of one skilled nursing facility located in Texas on October 1, 2018. A gain was recognized totaling $0.4 million.
•	The operations transfer of seven owned skilled nursing facilities located in Texas on November 1, 2018. A loss was recognized totaling $1.6 million.
•	The sale and lease termination of two skilled nursing facilities in Idaho on November 1, 2018. A loss was recognized totaling $0.5 million.
•	The sale and lease termination of two skilled nursing facilities in Montana on November 1, 2018 that were subject to a master lease agreement with Sabra. A gain was recognized totaling $0.3 million.
•	The sale of one owned assisted/senior living facility in Nevada on November 1, 2018. The gain was de minimis.
•	The sale and lease termination of one skilled nursing facility in Georgia on December 1, 2018. A loss was recognized totaling $0.5 million.
•

The sale and lease termination of nine skilled nursing facilities located in New Jersey and Ohio between January 31, 2019 and February 7, 2019 that were subject to a master lease agreement with Welltower.  A loss was recognized totaling $3.6 million.

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
•

The closure of one skilled nursing facility located in Massachusetts on July 1, 2019.  The facility remained subject to a master lease agreement with Omega until its sale on January 31, 2020.  A loss was recognized totaling $0.2 million.

•	The sale and lease termination of three skilled nursing facilities located in Ohio on July 1, 2019 that were subject to a master lease with Omega. A loss was recognized totaling $0.9 million.
•

The sale and lease termination of six skilled nursing facilities located in Ohio on August 1, 2019, marking an exit from the inpatient business in this state.  A loss was recognized totaling $1.6 million.

•	The sale of one owned assisted/senior living facility located in California on August 1, 2019. A gain was recognized totaling $0.3 million.
•	The sale and lease termination of one skilled nursing facility located in Utah on August 1, 2019. A loss was recognized totaling $0.3 million.
•	The sale of one owned skilled nursing facility located in Virginia on August 15, 2019. A gain was recognized totaling $16.5 million.
•	The sale of one owned skilled nursing facility located in Maryland on August 15, 2019 and transfer of operations on September 1, 2019. A gain was recognized totaling $3.9 million.
•

The sale of two owned skilled nursing facilities, one assisted/senior living facility and the lease termination of one skilled nursing facility located in Georgia on August 19, 2019.  A gain was recognized totaling $7.5 million.

•	The sale and lease termination of one skilled nursing facility located in Idaho on September 1, 2019. A loss was recognized totaling $0.2 million.
•	The sale of one owned skilled nursing facility located in New Jersey on September 1, 2019. A gain was recognized totaling $11.0 million.
•	The sale of one owned skilled nursing facility located in California on September 17, 2019. A gain was recognized totaling $0.4 million.
•	The sale of one owned skilled nursing facility located in New Jersey on September 27, 2019. A gain was recognized totaling $11.2 million.
•	The sale of one owned skilled nursing facility located in New Jersey on August 27, 2019 and transfer of operations on October 1, 2019. A gain was recognized totaling $7.8 million.
•	The sale and lease termination of one skilled nursing facility located in California on October 1, 2019. A loss was recognized totaling $0.4 million.
•	The sale and lease termination of one skilled nursing facility located in New Jersey on December 1, 2019. A loss was recognized totaling $0.9 million.
•	The sale of three owned skilled nursing facilities located in North Carolina and Maryland on February 1, 2020.
•	The sale of six owned skilled nursing facilities and lease termination or modification of 13 skilled nursing facilities in California, Washington and Nevada on February 1, 2020.
•	The sale of one owned skilled nursing facility located in California on February 26, 2020.
•	The sale and lease termination of one assisted/senior living facility located in Montana on March 4, 2020.

Financial Covenants

The ABL Credit Facilities, the Term Loan Agreement and the Welltower Real Estate Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and minimum liquidity.  At December 31, 2019, we were in compliance with all of the financial covenants contained in the Credit Facilities.

We have master lease agreements with Welltower, Sabra, Omega and Second Spring (collectively, the Master Lease Agreements).  Our Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity.  At December 31, 2019, we were in compliance with the covenants contained in the Master Lease Agreements.

We have two master lease agreements with Cindat Best Years Welltower JV LLC involving 28 of our facilities.  We did not meet certain financial covenants contained in one of the master lease agreements involving two of our facilities at December 31, 2019.  On March 9, 2020, we received a waiver for these covenant breaches through April 1, 2021.  At December 31, 2019, we are in compliance with the financial covenants contained in the other master lease agreement.

At December 31, 2019, we did not meet certain financial covenants contained in one lease related to two of our facilities.  We are and expect to continue to be current in the timely payment of our obligations under the lease.  This lease does not have cross default provisions, nor does it trigger cross default provisions in any of our other loan or lease agreements.  We will continue to work with the related credit party to amend the lease and the related financial covenants.  We do not believe the breach of such financial covenants has a material adverse impact on us at December 31, 2019.

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

Management assesses its exposure to loss on accounts at the customer level.  The greatest concentration of risk exists in our rehabilitation therapy services business where it has over 140 distinct customers, many being chain operators with more than one location.  One of our customers, a related party, comprises $28.9 million, approximately 34%, of the gross outstanding contract receivables in the rehabilitation services business at December 31, 2019. See Note 16 – “Related Party Transactions.” Additionally, one former customer comprises $7.0 million, approximately 8%, of the gross outstanding contract receivables in the rehabilitation therapy services business at December 31, 2019.    An adverse event impacting the solvency of these large customers resulting in their insolvency or other economic distress would have a material impact on us.

Financial Condition and Liquidity Considerations

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern for 12 months following the date our financial statements were issued (March 16, 2020).  Management considered the recent results of operations as well as our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due before March 16, 2021.  Based upon such considerations, management determined that there are no known or knowable conditions or events that raise substantial doubt about our ability to continue as a going concern for 12 months following the date of issuance of these financial statements (March 16, 2020).

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

In response to these issues, we entered into the Restructuring Transactions, exited the operations of 99 non-strategic facilities and restructured/terminated certain leases during the years ended December 31, 2019 and 2018. See Note 4 – “Significant Transactions and Events” for further detail. We expect to continue to pursue cost mitigation and other strategies in 2020 in response to the operating environment and liquidity requirements.  During 2018 and 2019, we also amended, or obtained waivers related to, the financial covenants of all of our material debt and lease agreements to account for these ongoing changes in our capital structure and business conditions.

Risk and Uncertainties

Should we fail to comply with our debt and lease covenants at a future measurement date, we could, absent necessary and timely waivers and/or amendments, be in default under certain of our existing debt and lease agreements. To the extent any cross-default provisions may apply, the default could have an even more significant impact on our financial position.

Although we are in compliance and project to be in compliance with our material debt and lease covenants through March 31, 2021, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on our ability to remain in compliance with our covenants. Such uncertainty includes, changes in reimbursement patterns, patient admission patterns, bundled payment arrangements, as well as potential changes to the Patient Protection and Affordable Care Act of 2010 currently being considered in Congress, among others.

There can be no assurance that the confluence of these and other factors will not impede our ability to meet our debt and lease covenants in the future.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures, or capital resources.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective as of December 31, 2019. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed the evaluation.

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

Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the framework set forth in the report entitled, "Internal Control — Integrated Framework (2013 COSO Framework)," issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on management’s evaluation and the criteria set forth in the 2013 COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which appears herein.

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

Opinion on Internal Control Over Financial Reporting

We have audited Genesis Healthcare, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (income) loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
March 16, 2020

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information to be included in the sections entitled, “Election of Directors,” “Our Executive Officers," “Code of Conduct” and “Corporate Governance – Committees of the Board of Directors – Audit Committee,” respectively, in the Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed by us with the U.S. Securities and Exchange Commission no later than 120 days after December 31, 2019 (the 2020 Proxy Statement) is incorporated herein by reference.

Item 11. Executive Compensation

The information to be included in the sections entitled “Executive Compensation” and “Directors Compensation” in the 2020 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information to be included in the section entitled “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners” and “Equity Compensation Plan Information” in the 2020 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information to be included in the sections entitled “Certain Relationships and Related Transactions,” “Board Independence,” and “Compensation Committee Interlocks and Insider Participation” in the 2020 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information to be included in the section entitled “Independent Registered Public Accounting Firm” in the 2020 Proxy Statement is incorporated herein by reference.

PART IV

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

4.2	Description of Capital Stock.
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
10.5*

Amended and Restated Employment Agreement, dated as of April 1, 2019, between George V. Hager, Jr. and Genesis Administrative Services, LLC (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 10, 2019, and incorporated herein by reference).

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

10.9*

Employment Agreement dated as of February 2, 2015 by and between Genesis Administrative Services, LLC and Michael Sherman (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 10, 2019, and incorporated herein by reference).

10.10*

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

10.13

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

10.14

First Amendment, dated March 13, 2019, to the Fourth Amended and Restated Credit Agreement dated as of March 6, 2018, by and among Genesis Healthcare, Inc. and certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and MidCap Funding IV Trust LLC, as administrative agent (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 10, 2019, and incorporated herein by reference).

10.15

Second Amendment, dated April 12, 2019, to the Fourth Amended and Restated Credit Agreement dated as of March 6, 2018, by and among Genesis Healthcare, Inc. and certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and MidCap Funding IV Trust LLC, as administrative agent (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 9, 2019, and incorporated herein by reference).

10.16

Third Amendment, dated June 5, 2019, to the Fourth Amended and Restated Credit Agreement dated as of March 6, 2018, by and among Genesis Healthcare, Inc. and certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and MidCap Funding IV Trust LLC, as administrative agent (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 9, 2019, and incorporated herein by reference).

10.17

Fourth Amendment, dated September 12, 2019, to the Fourth Amended and Restated Credit Agreement dated as of March 6, 2018, by and among Genesis Healthcare, Inc. and certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and MidCap Funding IV Trust LLC, as administrative agent (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 8, 2019, and incorporated herein by reference).

10.18

Fifth Amendment, dated December 3, 2019, to the Fourth Amended and Restated Credit Agreement dated as of March 6, 2018, by and among Genesis Healthcare, Inc. and certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and MidCap Funding IV Trust LLC, as administrative agent.

10.19

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

10.20

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

10.21

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

10.22	Form of Healthcare Facility Note with respect to HUD-insured loans (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2013, and incorporated herein by reference).
10.23

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

10.24

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

10.25

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

10.26

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

10.27

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

10.28

Amendment No. 5, dated as of March 13, 2019, to Term Loan Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, GEN Operations I, LLC and GEN Operations II, LLC as borrowers, HCRI Tucson Properties, Inc. and OHI Mezz Lender, LLC as lenders and Welltower, Inc. as the administrative agent and collateral agent (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 10, 2019, and incorporated herein by reference).

10.29

Amendment No. 6, dated as of May 9, 2019, to Term Loan Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, GEN Operations I, LLC and GEN Operations II, LLC as borrowers, HCRI Tucson Properties, Inc. and OHI Mezz Lender, LLC as lenders and Welltower, Inc. as the administrative agent and collateral agent (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 9, 2019, and incorporated herein by reference).

10.30

Amendment No. 7, dated as of September 12, 2019, to Term Loan Agreement by and among Genesis Healthcare, Inc., FC-GEN Operations Investment, LLC, GEN Operations I, LLC and GEN Operations II, LLC as borrowers, HCRI Tucson Properties, Inc. and OHI Mezz Lender, LLC as lenders and Welltower, Inc. as the administrative agent and collateral agent (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 8, 2019, and incorporated herein by reference).

10.31

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

10.34

Third Amendment, dated March 30, 2018, to the Consolidated Amended and Restated Loan Agreement, dated as of October 1, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto (filed as Exhibit 10.12 to our Quarterly Report on Form 10-Q filed on May 10, 2018, and incorporated herein by reference).

10.35

Amended and Restated Loan Agreement (A-2), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto (filed as Exhibit 10.28 to our Annual Report on Form 10-K filed on March 6, 2017, and incorporated herein by reference).

10.36

First Amendment, dated February 21, 2018, to the Amended and Restated Loan Agreement (A-2), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 10, 2018, and incorporated herein by reference).

10.37

Amended and Restated Loan Agreement (B-1), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto (filed as Exhibit 10.29 to our Annual Report on Form 10-K filed on March 6, 2017, and incorporated herein by reference).

10.38

First Amendment, dated June 30, 2017, to the Amended and Restated Loan Agreement (B-1), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 10, 2018, and incorporated herein by reference).

10.39

Second Amendment, dated September 27, 2017, to the Amended and Restated Loan Agreement (B-1), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 10, 2018, and incorporated herein by reference).

10.40

Third Amendment, dated October 20, 2017, to the Amended and Restated Loan Agreement (B-1), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on May 10, 2018, and incorporated herein by reference).

10.41

Fourth Amendment, dated February 21, 2018, to the Amended and Restated Loan Agreement (B-1), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on May 10, 2018, and incorporated herein by reference).

10.42

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

GENESIS HEALTHCARE, INC.

Date:	March 16, 2020	By	/S/ GEORGE V. HAGER JR.
George V. Hager Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	March 16, 2020	By	/S/ GEORGE V. HAGER JR.
George V. Hager Jr.
Chief Executive Officer

Date:	March 16, 2020	By	/S/ TOM DIVITTORIO
Tom DiVittorio
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Date:	March 16, 2020	By	/S/ STEPHEN S. YOUNG
Stephen S. Young
Chief Accounting Officer and Treasurer
(Principal Accounting Officer and Authorized Signatory)

Date:	March 16, 2020	By	/S/ JAMES H. BLOEM
James H. Bloem
Director

Date:	March 16, 2020	By	/S/ JOHN F. DEPODESTA
John F. DePodesta
Director

Date:	March 16, 2020	By	/S/ ROBERT FISH
Robert Fish
Chairman of the Board

Date:	March 16, 2020	By	/S/ ROBERT HARTMAN
Robert Hartman
Director

Date:	March 16, 2020	By	/S/ JAMES V. MCKEON
James V. McKeon
Director

Date:	March 16, 2020	By	/S/ TERRY ALLISON RAPPUHN
Terry Allison Rappuhn
Director

Date:	March 16, 2020	By	/S/ ARNOLD WHITMAN
Arnold Whitman
Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Genesis Healthcare, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Genesis Healthcare, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases.

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

Philadelphia, Pennsylvania
March 16, 2020

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$12,097	$20,865
Restricted cash and equivalents	63,101	73,762
Restricted investments in marketable securities	31,855	35,631
Accounts receivable	567,636	622,717
Prepaid expenses	108,908	82,747
Other current assets	44,079	36,528
Assets held for sale	1,171	3,375
Total current assets	828,847	875,625
Property and equipment, net of accumulated depreciation of $431,361 and $976,802 at December 31, 2019 and December 31, 2018, respectively	962,105	2,887,554
Finance lease right-of-use assets, net of accumulated amortization of $23,401 at December 31, 2019	37,097	—
Operating lease right-of-use assets	2,399,505	—
Restricted cash and equivalents	50,608	47,649
Restricted investments in marketable securities	105,087	100,522
Other long-term assets	85,725	125,595
Deferred income taxes	3,772	5,867
Identifiable intangible assets, net of accumulated amortization of $76,243 and $99,160 at December 31, 2019 and December 31, 2018, respectively	87,446	119,082
Goodwill	85,642	85,642
Assets held for sale	16,306	16,087
Total assets	$4,662,140	$4,263,623
Liabilities and Stockholders' Deficit:
Current liabilities:
Current installments of long-term debt	$162,426	$122,531
Current installments of finance lease obligations	2,839	2,171
Current installments of operating lease obligations	140,887	—
Current installments of financing obligations	—	2,001
Accounts payable	238,384	234,786
Accrued expenses	226,092	227,813
Accrued compensation	153,698	172,726
Self-insurance reserves	146,476	149,545
Current portion of liabilities held for sale	368	639
Total current liabilities	1,071,170	912,212
Long-term debt	1,450,994	1,082,933
Finance lease obligations	39,335	967,942
Operating lease obligations	2,681,403	—
Financing obligations	—	2,732,939
Deferred income taxes	5,245	6,281
Self-insurance reserves	406,864	453,993
Liabilities held for sale	19,789	25,942
Other long-term liabilities	69,905	126,247
Commitments and contingencies
Stockholders’ deficit:
Class A common stock, (par $0.001, 1,000,000,000 shares authorized, issued and outstanding - 107,888,854 and 101,235,935 at December 31, 2019 and December 31, 2018, respectively)	108	101
Class B common stock, (par $0.001, 20,000,000 shares authorized, issued and outstanding - 744,396 and 744,396 at December 31, 2019 and December 31, 2018, respectively)	1	1
Class C common stock, (par $0.001, 150,000,000 shares authorized, issued and outstanding - 56,172,193 and 59,700,801 at December 31, 2019 and December 31, 2018, respectively)	56	60
Additional paid-in-capital	248,594	270,408
Accumulated deficit	(1,010,296)	(1,609,828)
Accumulated other comprehensive income (loss)	602	(262)
Total stockholders’ deficit before noncontrolling interests	(760,935)	(1,339,520)
Noncontrolling interests	(321,630)	(705,346)
Total stockholders' deficit	(1,082,565)	(2,044,866)
Total liabilities and stockholders’ deficit	$4,662,140	$4,263,623

See accompanying notes to consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year ended December 31,
	2019	2018
Net revenues	$4,565,834	$4,976,650
Salaries, wages and benefits	2,485,010	2,786,908
Other operating expenses	1,374,847	1,479,880
General and administrative costs	144,471	149,182
Lease expense	387,063	129,859
Depreciation and amortization expense	123,159	220,896
Interest expense	180,392	463,738
(Gain) loss on early extinguishment of debt	(122)	391
Investment income	(7,296)	(6,832)
Other income	(173,505)	(12,920)
Transaction costs	26,362	31,953
Long-lived asset impairments	16,937	104,997
Goodwill and identifiable intangible asset impairments	—	3,538
Equity in net income of unconsolidated affiliates	(712)	(100)
Income (loss) before income tax expense (benefit)	9,228	(374,840)
Income tax expense (benefit)	1,754	(2,423)
Net income (loss)	7,474	(372,417)
Less net loss attributable to noncontrolling interests	7,145	137,186
Net income (loss) attributable to Genesis Healthcare, Inc.	$14,619	$(235,231)
Earnings (loss) per common share:
Basic:
Weighted-average shares outstanding for basic net income (loss) per share	107,286	101,007
Basic net income (loss) per common share attributable to Genesis Healthcare, Inc.	$0.14	$(2.33)

Diluted:
Weighted-average shares outstanding for diluted net income (loss) per share	165,314	101,007
Diluted net income (loss) per common share attributable to Genesis Healthcare, Inc.	$0.10	$(2.33)

See accompanying notes to consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Year ended December 31,
	2019	2018
Net income (loss)	$7,474	$(372,417)
Net unrealized gain (loss) on marketable securities, net of tax	1,198	(48)
Comprehensive income (loss)	8,672	(372,465)
Less: comprehensive loss attributable to noncontrolling interests	6,811	137,334
Comprehensive income (loss) attributable to Genesis Healthcare, Inc.	$15,483	$(235,131)

See accompanying notes to consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(IN THOUSANDS)

									Accumulated
									other			Total
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated	comprehensive	Stockholders'	Noncontrolling	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	(loss) income	deficit	interests	deficit
Balance at December 31, 2017	97,101	$97	744	$1	61,561	$61	$290,573	$(1,374,597)	$(362)	$(1,084,227)	$(595,905)	$(1,680,132)
Net loss	—	—	—	—	—	—	—	(235,231)	—	(235,231)	(137,186)	(372,417)
Net unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	—	—	—	100	100	(148)	(48)
Share based compensation	—	—	—	—	—	—	8,820	—	—	8,820	—	8,820
Issuance of common stock	2,275	2	—	—	—	—	(2)	—	—	—	—	—
Conversion of common stock among classes	1,860	2	—	—	(1,860)	(1)	(29,855)	—	—	(29,854)	29,854	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(64)	—	—	(64)	(1,961)	(2,025)
Issuance of stock warrants	—	—	—	—	—	—	936	—	—	936	—	936
Balance at December 31, 2018	101,236	$101	744	$1	59,701	$60	$270,408	$(1,609,828)	$(262)	$(1,339,520)	$(705,346)	$(2,044,866)
Net income (loss)	—	—	—	—	—	—	—	14,619	—	14,619	(7,145)	7,474
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	864	864	334	1,198
Share based compensation	—	—	—	—	—	—	7,309	—	—	7,309	—	7,309
Issuance of common stock	3,124	3	—	—	—	—	(3)	—	—	—	—	—
Conversion of common stock among classes	3,529	4	—	—	(3,529)	(4)	(29,184)	—	—	(29,184)	29,184	—
Distributions to noncontrolling interests	—	—	—	—	—	—	64	—	—	64	(5,817)	(5,753)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	27,031	27,031
Cumulative effect of accounting change	—	—	—	—	—	—	—	584,913	—	584,913	340,129	925,042
Balance at December 31, 2019	107,889	$108	744	$1	56,172	$56	$248,594	$(1,010,296)	$602	$(760,935)	$(321,630)	$(1,082,565)

See accompanying notes to consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$7,474	$(372,417)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash interest and leasing arrangements, net	27,311	72,193
Other non-cash gain, net	(173,505)	(12,920)
Share based compensation	7,309	8,820
Depreciation and amortization expense	123,159	220,896
Reduction in the carrying amount of operating lease right-of-use assets	117,127	—
(Recovery) provision for losses on accounts receivable	(4,469)	2,554
Equity in net income of unconsolidated affiliates	(712)	(100)
Benefit for deferred taxes	(179)	(3,475)
Long-lived asset impairments	16,937	104,997
Goodwill and identifiable intangible asset impairments	—	3,538
Gain on early extinguishment of debt	(2,822)	(94)
Changes in assets and liabilities:
Accounts receivable	45,745	66,508
Accounts payable and other accrued expenses and other	(76,911)	(71,916)
Operating lease obligations	(93,630)	—
Net cash (used in) provided by operating activities	(7,166)	18,584
Cash flows from investing activities:
Capital expenditures	(62,727)	(51,152)
Purchases of marketable securities	(70,316)	(79,650)
Proceeds on maturity or sale of marketable securities	71,174	69,180
Purchases of assets	(591,660)	—
Sales of assets	257,806	74,375
Restricted deposits	(3,820)	(873)
Notes receivable and other investment reductions	12,590	396
Other, net	(50)	(400)
Net cash (used in) provided by investing activities	(387,003)	11,876
Cash flows from financing activities:
Borrowings under revolving credit facilities	4,661,000	4,591,439
Repayments under revolving credit facilities	(4,630,664)	(4,548,815)
Proceeds from issuance of long-term debt	538,538	574,171
Repayment of long-term debt	(199,626)	(544,077)
Repayment of finance lease obligations	(2,645)	—
Debt issuance costs	(10,182)	(17,030)
Debt settlement costs	—	(485)
Contributions from noncontrolling interests	27,031	—
Distributions to noncontrolling interests and stockholders	(5,753)	(2,025)
Net cash provided by financing activities	377,699	53,178
Net (decrease) increase in cash, cash equivalents and restricted cash and equivalents	(16,470)	83,638
Cash, cash equivalents and restricted cash and equivalents:
Beginning of period	142,276	58,638
End of period	$125,806	$142,276
Supplemental cash flow information:
Interest paid	$153,589	$393,632
Net taxes paid	1,496	4,427
Non-cash investing and financing activities:
Finance lease obligations, net write-down due to lease activity	$(930,110)	$(69,255)
Assets subject to finance lease obligations, net (gross-up) write-down due to lease activity	(53,588)	50,321
Operating lease obligations, net gross-up due to lease activity	2,916,017	—
Assets subject to operating leases, net (gross-up) due to lease activity	(2,523,708)	—
Financing obligations, net write-down due to lease activity	(2,734,940)	(168,993)
Assets subject to financing obligations, net write-down due to lease activity	1,718,507	131,048

See accompanying notes to consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)General Information

Description of Business

Genesis Healthcare, Inc. is a healthcare services holding company that through its subsidiaries (collectively, the Company or Genesis), owns and operates skilled nursing facilities, assisted/senior living facilities and a rehabilitation therapy business.  The Company has an administrative services company that provides a full complement of administrative and consultative services that allows its affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. At December 31, 2019, the Company provides inpatient services through 381 skilled nursing, assisted/senior living and behavioral health centers located in 26 states.  Revenues of the Company’s owned, leased and otherwise consolidated inpatient businesses constitute approximately 87% of its revenues.

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

The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of control and economics that considers whether the Company has the power to direct the activities that most significantly impact the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to the VIE. During 2019, the Company entered into two partnerships that acquired the real property of 33 skilled nursing facilities that are leased to the Company.  Management has concluded that these entities are VIEs, of which the Company is the primary beneficiary. As a result, it has included the assets, liabilities, and operating results of these entities in its consolidated financial statements.  See Note 4 – “Significant Transactions and Events – Strategic Partnership.”

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

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date the Company’s

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial statements were issued (March 16, 2020). Management considered the recent results of operations as well as the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before March 16, 2021. Based upon such considerations, management determined that there are no known or knowable conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date of issuance of these financial statements (March 16, 2020).

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

The Company expects to continue to pursue cost mitigation and other strategies in response to the operating environment and liquidity requirements. During the year ended December 31, 2019, the Company amended, or obtained waivers related to, the financial covenants of all of its material debt and lease agreements to account for these ongoing changes in its capital structure and business conditions. Although the Company is and projects to be in compliance with all of its material debt and lease covenants through March 16, 2021, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on the Company’s ability to remain in compliance with the covenants. Should the Company fail to comply with its debt and lease covenants at a future measurement date it could, absent necessary and timely waivers and/or amendments, be in default under certain of its existing debt and lease agreements.  To the extent any cross-default provisions apply, the default could have a more significant impact on the Company’s financial position.

(2)Summary of Significant Accounting Policies

Estimates and Assumptions

The consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to consolidate company financial information and make informed estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to revenues, valuation of accounts receivable, self-insured liabilities, income taxes, impairment of long-lived assets, and other contingencies.  Actual results could differ from those estimates.

Revenue Recognition

The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606), effective January 1, 2018. The Company’s adoption of Topic 606 primarily impacted the presentation of revenues due to the inclusion of variable consideration in the form of implicit price concessions contained in certain of its contracts with customers.  Under Topic 606, amounts estimated to be uncollectable are generally considered implicit price concessions that are a direct reduction to net revenues.  To the extent there are material subsequent events that affect the payor's ability to pay, such amounts are recorded within operating expenses.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company determines the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration, such as implicit price concessions.  The Company utilizes the expected value method to determine the amount of variable consideration that should be included to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. Variable consideration also exists in the form of settlements with Medicare and Medicaid as a result of retroactive adjustments due to audits and reviews. The Company applies constraint to the transaction price, such that net revenues are recorded only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenues in the period such variances become known.  Adjustments arising from a change in the transaction price were not significant for the years ended December 31, 2019 and 2018. The Company does not adjust the promised amount of consideration for the effects of a significant financing component due to its expectation that the period between the time the service is provided and the time payment is received will be one year or less.

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

Restricted Cash and Equivalents

Restricted cash and equivalents includes cash and money market funds held by the Company’s wholly-owned captive insurance subsidiary, which are substantially restricted to securing outstanding claims losses.  Further, restricted cash and equivalents includes cash proceeds received under the ABL Credit Facilities that are pledged to cash collateralize letters of credit previously issued under the retired revolving credit facilities, as well as cash account balances subject to deposit account control agreements that were sprung under the ABL Credit Facilities resulting in the majority of the Company’s cash accounts being classified as restricted.  See Note 12 – “Long-Term Debt – Asset Based Lending Facilities.” The restricted cash and equivalents balances at December 31, 2019 and 2018 were $113.7 million and $121.4 million, respectively.

Restricted Investments in Marketable Securities

Restricted investments in marketable securities primarily consist of fixed interest rate securities that are considered to be available-for-sale and accordingly are reported at fair value with unrealized gains and losses, net of related tax effects, included within accumulated other comprehensive income (loss), a separate component of stockholders’ deficit.  Fair values for fixed interest rate securities are based on quoted market prices.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The restricted investments in marketable securities balances at December 31, 2019 and 2018 were $136.9 million and $136.2 million, respectively.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation.  Depreciation expense is calculated using the straight-line method over the estimated useful lives of the depreciable assets, which generally range from 20-35 years for buildings, building improvements and land improvements, and 3-15 years for equipment, furniture and fixtures.  Depreciation expense on leasehold improvements is calculated using the straight-line method over the lesser of the lease term or the estimated useful life of the asset.  Expenditures for maintenance and repairs necessary to maintain property and equipment in efficient operating condition are expensed as incurred.  Costs of additions and improvements are capitalized.

Total depreciation expense for the years ended December 31, 2019 and 2018 was $96.1 million and $210.0 million, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less costs to sell.  See Note 19 – “Asset Impairment Charges.”

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

Definite-lived intangible assets consist of management contracts, customer relationships and favorable leases.  These assets are amortized in accordance with the authoritative guidance for intangible assets using the straight-line method over their estimated useful lives. These assets are tested for impairment consistent with the Company’s long-lived assets.  Indefinite-lived intangible assets consist of trade names.  The Company tests indefinite-lived intangible assets for impairment on an annual basis or more frequently if events occur or circumstances exist that would indicate that the carrying amount of the intangible asset may not be recoverable. See Note 11 – “Goodwill and Identifiable Intangible Assets” and Note 19 – “Asset Impairment Charges.”

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

The Company evaluates, on a quarterly basis, its ability to realize deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are its forecast of pre-tax earnings, its forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  To the extent the Company prevails in matters for which reserves have been established, or is required to pay amounts in excess of its reserves, its effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of cash and result in an increase in the effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in the Company’s effective tax rate in the year of resolution.  The Company records accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations.

Leases

The Company adopted a new leasing standard, FASB ASC Topic 842, Leases (Topic 842), on January 1, 2019 and elected the option to apply the transition requirements thereof at the effective date with the effects of initially applying the new standard recognized as a cumulative-effect adjustment to accumulated deficit on the adoption date.  Consequently, financial information has not been updated for periods prior to January 1, 2019.  See Recently Adopted Accounting Pronouncements below.

The Company leases skilled nursing facilities and assisted/senior living facilities, as well as certain office space, land, and equipment.  Under Topic 842, the Company evaluates at contract inception whether a lease exists and recognizes a lease liability and right-of-use (ROU) asset for all leases with a term greater than 12 months. Leases are classified as either finance or operating. While many of the Company’s facilities are subject to master lease agreements, leases are assessed, classified, and measured at the facility level.

All lease liabilities are measured as the present value of the future lease payments using a discount rate, which is generally the Company’s incremental borrowing rate for collateralized borrowings.  The future lease payments used to measure the lease liability include both fixed and variable payments that depend on a rate or index, as well as the exercise price of any options to purchase the underlying asset that have been deemed reasonably certain of being exercised. Future lease payments for optional renewal periods that are not reasonably certain of being exercised are excluded from the measurement of the lease liability. Regarding variable payments that depend on a rate or index, the lease liability is measured using the applicable rate or index as of lease commencement and is only remeasured under certain circumstances, such as a change in the lease term. Lease incentives serve to reduce the amount of future lease payments included in the measurement of the lease liability.  For all leases, the ROU asset is initially derived from the measurement of the lease liability and adjusted for certain items, such as initial direct costs and lease incentives received.  ROU assets are subject to impairment testing.

Amortization of finance lease ROU assets, which is generally recognized on a straight-line basis over the lesser of the lease term and the estimated useful life of the asset, is included within depreciation and amortization expense in the consolidated statements of

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations. Interest expense associated with finance lease liabilities is included within interest expense in the consolidated statements of operations. Operating lease expense is recognized on a straight-line basis over the lease term and included within lease expense in the consolidation statements of operations. The lease term is determined based on the date the Company acquires control of the leased premises through the end of the lease term. Optional renewals periods are not initially included in the lease term unless they are deemed to be reasonably certain of being exercised at lease commencement.  For further discussion, see Note 10 – “Leases.”

Earnings (Loss) Per Share

The Company follows the Financial Accounting Standards Board’s (FASB) authoritative guidance for the financial reporting of earnings (loss) per share. Earnings (loss) per share excludes dilution and is based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock that then shared in the earnings of the Company.  See Note 6 – “Earnings (Loss) Per Share.”

Business Combinations

The Company’s acquisition strategy is to identify facilities for purchase or lease that are complementary to its current affiliated facilities, accretive to its business or otherwise advance its strategy.  The results of all of the Company’s operating subsidiaries are included in the accompanying financial statements subsequent to the date of acquisition.  Acquisitions are accounted for using the acquisition method of accounting and include leasing and other financing arrangements as well as cash transactions.  Assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date.  Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets.  Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet, the initial fair value might not be finalized up to one year after the date of acquisition.

In developing estimates of fair values for long-lived assets, the Company utilizes a variety of factors including market data, cash flows, growth rates, and replacement costs.  Determining the fair value for specifically identified intangible assets involves significant judgment, estimates and projections related to the valuation to be applied to intangible assets such as favorable leases, customer relationships, management contracts and trade names.  The subjective nature of management’s assumptions increases the risk associated with estimates surrounding the projected performance of the acquired entity.  In transactions where significant judgment or other assumptions could have a material impact on the conclusion, the Company may engage third party specialists to assist in the valuation of the acquired assets and liabilities.  Additionally, as the Company amortizes definite-lived acquired intangible assets over time, the purchase accounting allocation directly impacts the amortization expense recorded on the financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB established Topic 842 by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. See Note 10 – “Leases.”

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act (Tax Reform Act) on items within accumulated other comprehensive income (loss) to retained earnings. These disproportionate income tax effect items are referred to as "stranded tax effects."  Amendments in this update only relate to the reclassification of the income tax effects of the Tax Reform Act.  Other accounting guidance that requires the effect of changes in tax laws or rates to be included in net income is not affected by this update.  The Company adopted the new standard on January 1, 2019.  The adoption of ASU 2018-02 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which simplifies the fair value measurement disclosure requirements. The Company adopted the new standard on January 1, 2020.  The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets, such as available-for-sale debt securities. The standard replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased.  The standard has been further refined through subsequent releases by the FASB, including the extension of the effective date.  As a smaller reporting company, the standard is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those annual periods, with early adoption permitted.  The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which serves to remove or amend certain requirements associated with the accounting for income taxes. The standard is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the effect, if any, that the standard will have on its consolidated financial statements and related disclosures.

(3)Certain Significant Risks and Uncertainties

Revenue Sources

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care facilities that utilize its rehabilitation therapy and other services.  The Company’s inpatient services segment derives approximately 78% of its revenue from Medicare and various state Medicaid programs.  The following table depicts the Company’s inpatient services segment revenue by source for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
Medicare	20%	21%
Medicaid	58%	57%
Insurance	12%	12%
Private	7%	8%
Other	3%	2%
Total	100%	100%

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

Management assesses its exposure to loss on accounts at the customer level. The greatest concentration of risk exists in the Company’s rehabilitation therapy services business where it has over 140 distinct customers, many being chain operators with more than one location.  One of the Company’s customers, a related party, comprises $28.9 million, approximately 34%, of the gross outstanding contract receivables in the rehabilitation services business at December 31, 2019. See Note 16 – “Related Party Transactions.” Additionally, one former customer comprises $7.0 million, approximately 8%, of the gross outstanding contract receivables in the rehabilitation therapy services business at December 31, 2019.  A future adverse event impacting the solvency of these large customers resulting in their insolvency or other economic distress would have a material impact on the Company.

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

Although the Company is in compliance, and projects to remain in compliance, with the covenants required by its material debt and lease agreements, the ongoing uncertainty related to the impact of healthcare reform initiatives may have an adverse impact on the Company’s ability to remain in compliance with its financial covenants through March 16, 2021.

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

(4)Significant Transactions and Events

Strategic Partnerships

Next Partnership

On January 31, 2019, Welltower Inc. (Welltower) sold the real estate of 15 facilities to a real estate partnership (Next Partnership), of which the Company acquired a 46% membership interest for $16.0 million.  The remaining interest is held by Next Healthcare (Next), a related party.  See Note 16 – “Related Party Transactions.”  In conjunction with the facility sales, the Company received aggregate annual rent credits of $17.2 million. The Company will continue to operate these facilities pursuant to a master lease with the Next Partnership.  The term of the master lease is 15 years with two five-year renewal options available.  The Company will pay annual rent of $19.5 million, with no rent escalators for the first five years and an escalator of 2% beginning in the sixth lease year and thereafter.  The Company also obtained a fixed price purchase option to acquire all of the real property of the facilities.  The purchase option is exercisable between lease years five and seven, reducing in price each successive year down to a 10% premium over the net price paid by the partnership to acquire the facilities from Welltower.

The Company has concluded the Next Partnership qualifies as a VIE and the Company is the primary beneficiary.  As such, the Company has consolidated all of the accounts of the Next Partnership in the accompanying consolidated financial statements.  The ROU

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets and lease obligations related to the Next Partnership lease agreement have been fully eliminated in the Company’s consolidated financial statements. The Next Partnership acquired 22 skilled nursing facilities for a purchase price of $252.5 million but immediately sold seven of these facilities for $79.0 million.  The initial consolidation of the remaining 15 facilities resulted in property and equipment of $173.5 million, non-recourse debt of $165.7 million, net of debt issuance costs, and non-controlling interest of $18.5 million.  The impact of consolidation on the accompanying consolidated statement of operations was not material for the year ended December 31, 2019 apart from transaction costs of $5.3 million.

Vantage Point Partnership

On September 12, 2019, Welltower and Second Spring Healthcare Investments (Second Spring) sold the real estate of four and 14 facilities, respectively, to a real estate partnership (Vantage Point Partnership), in which the Company invested $37.5 million for an approximate 30% membership interest.  The remaining membership interest is held by Vantage Point Capital, LLC (Vantage Point) for an investment of $85.3 million consisting of an equity investment of $8.5 million and a formation loan of $76.8 million.  In conjunction with the facility sales, the Company received aggregate annual rent credits of $30.3 million. The Company will continue to operate these facilities pursuant to a new master lease with the Vantage Point Partnership.  The term of the master lease is 15 years with two five-year renewal options available.  The Company will pay annual rent of approximately $33.1 million, with no rent escalators for the first four years and an escalator of 2% beginning in the fifth lease year and thereafter.  The Company also obtained a fixed price purchase option to acquire all of the real property of the facilities.  The purchase option is exercisable during certain periods in fiscal years 2024 and 2025 for a 10% premium over the purchase price paid by the partnership.  Further, Vantage Point holds a put option that would require the Company to acquire its membership interests in the Vantage Point Partnership. The put option becomes exercisable if the Company opts not to purchase the facilities or upon the occurrence of certain events of default.

The Company has concluded the Vantage Point Partnership qualifies as a VIE and the Company is the primary beneficiary.  As such, the Company has consolidated all of the accounts of the Vantage Point Partnership in the accompanying financial statements.  The ROU assets and lease obligations related to the Vantage Point Partnership lease agreement have been fully eliminated in the Company’s consolidated financial statements. The Vantage Point Partnership acquired all 18 skilled nursing facilities for a purchase price of $339.2 million.  The initial consolidation primarily resulted in property and equipment of $339.2 million, non-recourse debt of $306.1 million, net of debt issuance costs, and non-controlling interest of $8.5 million.  The Company has not finalized the analysis of the consideration and purchase price allocation and will continue to review this during the measurement period.  Other than transaction costs of $11.0 million, the impact of consolidation on the accompanying consolidated statement of operations was not material for the year ended December 31, 2019.

During the third quarter of 2019, the Company sold the real property of seven skilled nursing facilities and one assisted/senior living facility located in Georgia, New Jersey, Virginia, and Maryland to affiliates of Vantage Point for an aggregate purchase price of $91.8 million, using the majority of the proceeds to acquire its interest in the Vantage Point Partnership and repay indebtedness. The operations of seven of these facilities were also divested.  Three of the facilities were subject to real estate loans and two were subject to loans insured by the U.S. Department of Housing and Urban Development (HUD). See Note 9 – “Property and Equipment” and Note 12 – “Long-Term Debt – Real Estate Loans” and “Long-Term Debt – HUD Insured Loans.” The Company also divested the operations of an additional leased skilled nursing facility located in Georgia, marking an exit from the inpatient business in this state. The divested facilities had aggregate annual revenues of $84.1 million and annual pre-tax net income of $2.6 million. The divestitures resulted in an aggregate gain of $57.8 million.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Divestiture of Non-Strategic Facilities

2019 Divestitures

California Divestitures

During the second quarter of 2019, the Company sold the real property and divested the operations of five skilled nursing facilities in California for a sale price of $56.5 million. Loan repayments of $41.8 million were paid on the facilities at closing. See Note 9 – “Property and Equipment” and Note 12 – “Long-Term Debt – Real Estate Loans” and “Long-Term Debt – HUD Insured Loans.” The Company incurred prepayment penalties and other closing costs of $2.4 million at settlement. The facilities generated annual revenues of $53.0 million and pre-tax net income of $1.6 million.  The divestiture resulted in a gain of $25.0 million. The Company also divested the operations of one behavioral health center located in California upon the lease’s expiration in the second quarter of 2019. The center generated annual revenues of $3.1 million and pre-tax net loss of $0.3 million. The divestiture resulted in a loss of $0.1 million.

During the third quarter of 2019, the Company sold the real property and divested the operations of one additional skilled nursing facility and one assisted/senior living facility in California for an aggregate sale price of $11.5 million. Loan repayments of $9.6 million were paid on the facilities at closing.  See Note 9 – “Property and Equipment” and Note 12 – “Long-Term Debt – HUD Insured Loans.” The facilities generated annual revenues of $10.4 million and pre-tax net income of less than $0.1 million. The divestiture resulted in an aggregate gain of $0.6 million.

Texas Divestitures

During the fourth quarter of 2019, the Company sold the real property of seven facilities in Texas for a sales price of $20.1 million. The net proceeds were used principally to repay the indebtedness of the facilities. The Company recognized a net gain of $3.3 million associated with the sale of the facilities. The Company recognized a gain on early extinguishment of debt of $2.6 million associated with the write off of the debt premiums and issuance costs on the underlying HUD loans. These seven facilities had been classified as held for sale as of December 31, 2018.  See Note 20 – “Assets Held for Sale.”

Other Divestitures

During the first quarter of 2019, the Company divested the operations of nine facilities located in New Jersey and Ohio that were subject to the master lease with Welltower (the Welltower Master Lease).  The nine divested facilities had aggregate annual revenues of $90.2 million and annual pre-tax net loss of $6.0 million.  The Company recognized a loss on exit reserves of $3.5 million.  The Company also completed the closure of one facility located in Ohio.  The facility generated annual revenues of $7.7 million and pre-tax net loss of $1.6 million. The closure resulted in a loss of $0.2 million.

During the second quarter of 2019, the Company divested the operations of three leased skilled nursing facilities. Two of the facilities were located in Connecticut and subject to the Welltower Master Lease, while the third was located in Ohio. The facilities generated annual revenues of $24.7 million and pre-tax net loss of $2.9 million. The divestitures resulted in a loss of $1.1 million.

During the third quarter of 2019, the Company divested the operations of 11 leased skilled nursing facilities and completed the closure of a twelfth facility.  Nine of the facilities were located in Ohio, marking an exit from the inpatient business in this state, while the remaining three were located in Massachusetts, Utah, and Idaho. Four of the facilities were subject to a master lease with Omega Healthcare Investors, Inc. (Omega), three of which were removed from the lease, resulting in an annual rent credit of $1.9 million, with the fourth, the closed facility, remaining subject to the lease. The twelve facilities generated annual revenues of $75.6 million and pre-tax loss of $4.6 million. The divestitures resulted in a loss of $3.5 million.

During the fourth quarter of 2019, the Company divested the operations of one leased skilled nursing facility in New Jersey. The facility generated annual revenues of $19.0 million and pre-tax net loss of $1.2 million. The divestiture resulted in a loss of $0.9 million, which was primarily attributable to exit costs.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018 Divestitures

During the year ended December 31, 2018, the Company divested the operations of 54 skilled nursing facilities and one assisted/senior living facility.  These divestitures resulted in net gains of $34.8 million, which are included in other income on the consolidated statements of operations.  See Note 18 – “Other Income.”

Texas Divestitures

During the fourth quarter of 2018, the Company divested the operations of 23 skilled nursing facilities located in Texas, consisting of 22 owned facilities and one leased facility. The Company sold the real property associated with 15 of the owned facilities, with the real property of the remaining seven owned facilities being classified as held for sale at December 31, 2018.  Sale proceeds of approximately $89.4 million, net of transaction costs, were used principally to repay the indebtedness of the facilities. The Company recognized a gain of $3.4 million primarily attributable to the derecognition of financing lease assets and obligations offset by a loss of $4.6 million for exit costs. Debt premiums and issuance costs of $9.4 million associated with underlying HUD loans were written off as a gain on early extinguishment of debt.

Other Divestitures

During the first quarter of 2018, the Company closed one leased skilled nursing facility located in Massachusetts. The facility remained subject to a master lease with Welltower until its sale in the second quarter of 2019. The facility generated annual revenues of $9.0 million and pre-tax net loss of $2.7 million. The closure resulted in a loss of $0.3 million.

During the second quarter of 2018, the Company divested 19 leased skilled nursing facilities, one of which had previously been closed during 2017. The facilities were located across the states of California, Kentucky, Massachusetts, New Jersey, and Pennsylvania.  Twelve of the facilities were subject to a master lease with Second Spring and six were subject to a master lease with Sabra Health Care REIT, Inc. (Sabra).  The facilities generated annual revenues of $182.7 million and pre-tax loss of $23.8 million.  The Company recorded a gain of $22.5 million on the divestitures, offset by a loss on exit costs of $8.4 million.  Additionally, the Company recognized a capital lease net asset and obligation write-down of $16.8 million, a financing obligation net asset write-down of $113.3 million and a financing obligation write-down of $134.5 million associated with 12 of the facilities. The Company recorded accelerated depreciation expense of $5.3 million associated with the divestitures.

During the third quarter of 2018, the Company divested seven leased facilities, consisting of six skilled nursing facilities and one behavioral health clinic. The facilities were located across the states of California, Indiana, Maryland, Pennsylvania, Ohio, and Texas.   Three of the facilities were subject to a master lease with Welltower, while two others were subject to master leases with Second Spring and Sabra.  The facilities generated annual revenues of $71.7 million and pre-tax loss of $9.7 million.  The Company recorded a gain of $27.9 million on the divestitures, offset by a loss on exit costs of $3.1 million.  Additionally, the Company recognized capital lease and financing obligation net asset write-downs of $44.5 million and capital lease and financing obligation write-downs of $77.0 million associated with four of the facilities. The Company recorded accelerated depreciation expense of $7.3 million associated with the divestitures. The Company received an annual rent credit of $0.6 million associated with the divestiture of one of the facilities.

During the fourth quarter of 2018, the Company divested six facilities, consisting of five leased skilled nursing facilities and one owned assisted/senior living facility.  The facilities were located across the states of Georgia, Idaho, Montana, and Nevada.  Four of the facilities were subject to a master lease with Sabra.  The facilities generated annual revenues of $36.8 million and pre-tax income of $3.1 million.  The Company recorded a gain of $0.4 million on the divestitures, offset by a loss on exit costs of $1.1 million.  The Company received an annual rent credit of $0.3 million associated with the divestiture of one of the leased facilities. The owned facility was sold for $2.2 million with net proceeds of $1.9 million being primarily used to pay down indebtedness. Additionally, the Company recorded a loss of $1.9 million for exit costs associated with the pending closure of certain clinics associated with the Company’s rehabilitation services business.

Acquisitions

On June 1, 2019, the Company acquired the operations of one skilled nursing facility in New Mexico. The new facility has 80 licensed beds and generates approximate annual net revenue of $3.4 million. The facility is leased from Omega and is classified as an operating lease. The facility’s 2019 pre-tax net income was de minimis.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 1, 2018, the Company acquired the operations of eight skilled nursing facilities and one assisted/senior living facility in New Mexico and Arizona.  The nine new facilities have approximately 1,000 beds and generate approximate annual net revenue of $60.0 million.  The facilities are leased from Omega.  Four of the facilities were classified as capital leases and resulted in an initial capital lease asset and obligation gross up of $14.6 million.  The remaining five facilities were initially classified as operating leases.

Lease Transactions

Gains, losses and termination charges associated with master lease terminations and amendments are recorded as non-recurring charges.  These amendments and terminations resulted in net gains of $93.8 million and net losses of $21.9 million for the years ended December 31, 2019 and 2018, respectively.  These gains and losses are included in other income on the consolidated statements of operations.

Welltower

During the year ended December 31, 2019, the Company amended the Welltower Master Lease several times to reflect the lease termination of 30 facilities, including the 15 facilities sold to and now leased from the Next Partnership.  As a result of the lease termination on the 30 facilities, the Company received annual rent credits of approximately $25.9 million.  For those facilities remaining under the Welltower Master Lease, the Company reassessed the likelihood of exercising its renewal options and concluded that it no longer met the reasonably certain threshold.  Lease modification analyses were performed at each amendment date and as of December 31, 2019 all 43 facilities subject to the Welltower Master Lease are classified as operating leases.  In total, the amendments resulted in a net reduction to finance lease ROU assets and obligations of $11.7 million and $22.4 million, respectively, a net reduction to operating lease ROU assets and obligations of $112.8 million and $150.4 million, respectively and a gain of $48.3 million.

Omega

During the third quarter of 2019, the Company amended its master lease with Omega to reflect the lease termination of three facilities subject to the lease and received annual rent credits of $1.9 million. In conjunction with the lease termination, finance lease ROU assets and lease obligations of $10.1 million and $16.8 million, respectively, were written off. Additionally, for those facilities remaining under the master lease, the Company reassessed the likelihood of exercising its renewal options and concluded that it no longer met the reasonably certain threshold.  Consequently, the remaining facilities subject to the master lease were reclassified from finance leases to operating leases and the corresponding ROU assets and liabilities were reduced by $164.6 million and $181.3 million, respectively.  The lease termination and remeasurement resulted in an aggregate gain of $23.4 million.

During the fourth quarter of 2019,  the Company amended its master lease with Omega to reflect the inclusion of nine skilled nursing facilities and one assisted living facility in New Mexico and Arizona.  These facilities were previously leased from Omega, following the terms of a separate lease agreement, and all facilities were classified as operating leases.  There was no change in base rent for the 10 facilities upon addition to the master lease.  The lease assessment and measurement resulted in operating lease classification with a $10.6 million ROU asset and lease liability gross up.  In addition, the Company received $15.0 million as a short-term note payable in full to Omega by April 30, 2020.  See Note 12 – “Long-Term Debt – Notes Payable.”

Second Spring

During the third quarter of 2019, the Company amended its master lease with Second Spring to reflect the lease termination of 14 facilities subject to the lease and received annual rent credits of $28.4 million. In conjunction with the lease termination, finance lease ROU assets and lease obligations of $5.9 million and $8.8 million, respectively, were written off and operating lease ROU assets and lease obligations of $202.7 million and $205.4 million, respectively, were written off.  Additionally, for those facilities remaining under the master lease, the Company reassessed the likelihood of exercising its renewal options and concluded that it no longer met the reasonably certain threshold.  Consequently, the remaining facilities subject to the master lease were reclassified from finance leases to operating leases and the corresponding ROU assets and liabilities were increased by $54.4 million and $33.3 million, respectively.  The lease termination and remeasurement resulted in an aggregate gain of $26.9 million.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sabra

The Company is party to an agreement with Sabra resulting in permanent and unconditional annual cash rent savings of $19 million effective January 1, 2018.  Sabra has pursued and the Company has supported Sabra’s previously announced sale of the Company’s leased assets.  At the closing of such sales, the Company has entered into lease agreements with new landlords for a majority of the assets currently leased with Sabra.  During the year ended December 31, 2018, Sabra completed the sale of 34 facilities to third party landlords with whom the Company has entered into new lease agreements.  Those transactions are summarized below.

During the second quarter of 2018, Sabra completed the sale and lease termination of 21 facilities, consisting of 20 skilled nursing facilities and one assisted/senior living facility.  The facilities were located across nine states.  As a result of the sales, the Company will receive an annual rent credit of $19.4 million for the remaining lease term.  The Company continues to operate 12 of the facilities under a new lease with a new landlord, Next Healthcare Capital (Next), as described in Note 16 - "Related Party Transactions." The Company continues to operate the other nine facilities under a separate lease with a new landlord. The new lease has a ten-year initial term, one five-year renewal option and initial annual rent of $7.4 million.  The Company recognized accelerated depreciation expense of $9.6 million associated with the property and equipment sold and a gain on the write off of certain lease liabilities of $9.9 million.

During the fourth quarter of 2018, Sabra completed the sale and lease termination of 13 skilled nursing facilities located in California, Colorado, Connecticut, and New Mexico. As a result of the sales, the Company will receive an annual rent credit of $6.7 million for the remaining lease term.  The Company continues to operate four of the facilities under a lease agreement with a new landlord.  The new lease has a 9.5 year initial term, one five-year renewal option and initial annual rent of $3.4 million.  The Company continues to operate the other nine facilities under a lease agreement with a new landlord.  The new lease has a ten-year initial term, one five-year renewal option, and initial annual rent of $3.3 million. The Company recognized accelerated depreciation expense of $7.4 million associated with the property and equipment sold and a gain on the write off of certain lease liabilities of $6.2 million.

As a result of the amendments and lease terminations noted above, the Company recorded a lease termination charge of $34.1 million in the year ended December 31, 2018, with an offsetting obligation recorded in other long-term liabilities.  The charge represents the discounted residual rents the Company will continue to pay Sabra on the facilities that have been terminated due to either divestiture or sale to a new landlord. On an undiscounted basis, the Company was obligated to pay Sabra approximately $41.0 million as of December 31, 2018. This obligation will be repaid over a period of approximately four years ending in 2023.

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

During the second quarter of 2018, the Company negotiated the extensions of four separate lease agreements resulting in the derecognition of certain lease assets totaling $1.9 million.

During the year ended December 31, 2018, the cease to use asset associated with a leased facility divestiture initially recorded during 2017 was further adjusted to reflect changes in the sublease assumption, resulting in a loss of $2.0 million.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring Transactions

Overview

During the first quarter of 2018, the Company entered into a number of agreements, amendments and new financing facilities further described below in an effort to strengthen significantly its capital structure.  In total, the Restructuring Transactions reduced the Company’s annual cash fixed charges by approximately $62.0 million beginning in 2018 and also provided $70.0 million of additional cash and borrowing availability, increasing the Company’s liquidity and financial flexibility.

In connection with the Restructuring Transactions, the Company entered into a new asset based lending facility agreement, replacing its prior revolving credit facilities, expanding its term loan borrowings, amending its real estate loans with Welltower while refinancing some of those loan amounts through new real estate loans.  The new asset based lending facility agreement and real estate loans are financed through MidCap Funding IV Trust and MidCap Financial Trust (collectively, MidCap), respectively.  See Note 12 – “Long-Term Debt.”  The Company also amended the financial covenants in all of its material loan agreements and all but two of its material master leases.  Financial covenants were amended to account for changes in the Company’s capital structure as a result of the Restructuring Transactions and to account for the current business climate.

Welltower Master Lease Amendment

During the first quarter of 2018, the Company entered into a definitive agreement with Welltower to amend the Welltower Master Lease (the Welltower Master Lease Amendment).  The Welltower Master Lease Amendment reduced the Company’s annual base rent payment by $35.0 million effective as of January 1, 2018, reduced the annual rent escalator from approximately 2.9% to 2.5% effective on April 1, 2018 and further reduced the annual rent escalator to 2.0% beginning January 1, 2019.  In addition, the Welltower Master Lease Amendment extended the initial term of the master lease by five years to January 31, 2037 and extended the optional renewal term of the master lease by five years to December 31, 2048.  The Welltower Master Lease Amendment also provides a potential upward rent reset, conditioned upon achievement of certain upside operating metrics, effective January 1, 2023.  If triggered, the incremental rent from the reset is capped at $35.0 million.

Omnibus Agreement

During the first quarter of 2018, the Company entered into an Omnibus Agreement with Welltower and Omega, pursuant to which Welltower and Omega committed to provide up to $40.0 million in new term loans and amend the current term loan agreement to, among other things, accommodate a refinancing of the Company’s existing asset based credit facility, in each case subject to certain conditions, including the completion of a restructuring of certain of the Company’s other material debt and lease obligations.

The Omnibus Agreement also provided that upon satisfying certain conditions, including raising new capital that is used to pay down certain indebtedness owed to Welltower and Omega, (a) $50.0 million of outstanding indebtedness owed to Welltower would be written off and (b) the Company may request conversion of not more than $50.0 million of the outstanding balance of the Company’s Welltower Real Estate Loans into equity.  If the proposed equity conversion would result in any adverse REIT qualification, status or compliance consequences to Welltower, then the debt that would otherwise be converted to equity shall instead be converted into a loan incurring paid in kind interest at 2% per annum compounded quarterly, with a term of ten years commencing on the date the applicable conditions precedent to the equity conversion have been satisfied.  Moreover, the Company agreed to support Welltower in connection with the sale of certain of Welltower’s interests in facilities covered by the Welltower Master Lease, including negotiating and entering into definitive new master lease agreements with third party buyers.  The conditions described above have not been satisfied as of December 31, 2019.

In connection with the Omnibus Agreement, the Company agreed to issue warrants to Welltower and Omega to purchase 900,000 shares and 600,000 shares, respectively, of the Company’s Class A Common Stock at an exercise price equal to $1.33 per share.  Issuance of the warrant to Welltower is subject to the satisfaction of certain conditions, which had not occurred as of December 31, 2019.  The warrants may be exercised at any time during the period commencing six months from the date of issuance and ending five years from the date of issuance.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The composition of net revenues by payor type and operating segment for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	Year ended December 31, 2019
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$800,253		$90,811		$—		$891,064
Medicaid	2,313,479		2,144		—		2,315,623
Insurance	463,135		22,273		—		485,408
Private	310,022	(1)	296		—		310,318
Third party providers	—		336,509		78,709		415,218
Other	69,143	(2)	10,513	(2)	68,547	(3)	148,203
Total net revenues	$3,956,032		$462,546		$147,256		$4,565,834

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2018
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$913,615		$89,514		$—		$1,003,129
Medicaid	2,461,228		2,096		—		2,463,324
Insurance	517,512		23,071		—		540,583
Private	339,680	(1)	438		—		340,118
Third party providers	—		415,541		83,952		499,493
Other	64,838	(2)	17,254	(2)	47,911	(3)	130,003
Total net revenues	$4,296,873		$547,914		$131,863		$4,976,650

(1)

Includes Assisted/Senior living revenue of $93.1 million and $96.1 million for the years ended December 31, 2019 and 2018, respectively.  Such amounts do not represent contracts with customers under Topic 606.

(2)	Primarily consists of revenue from Veteran Affairs and administration of third party facilities.
(3)	Includes net revenues from all payors generated by the other services, excluding third party providers.

(6)  Earnings (Loss) Per Share

The Company has three classes of common stock.  Classes A and B are identical in economic and voting interests.  Class C has a 1:1 voting ratio with each of the other two classes, representing the voting interests of the legacy FC-GEN Operations Investment, LLC (FC-GEN) owners. Class C common stock is a participating security; however, it shares in a de minimis economic interest and is therefore excluded from the denominator of the basic earnings (loss) per share (EPS) calculation.

Basic EPS was computed by dividing net income (loss) attributable to Genesis Healthcare, Inc. by the weighted-average number of outstanding common shares for the period. Diluted EPS is computed by dividing net income (loss) attributable to Genesis Healthcare, Inc. plus the effect of any assumed conversions of noncontrolling interests by the weighted-average number of outstanding common shares after giving effect to all potential dilutive common stock.

A reconciliation of the numerator and denominator used in the calculation of basic net income (loss) per common share follows (in thousands, except per share data):

	Year ended December 31,
	2019	2018
Numerator:
Net income (loss)	$7,474	$(372,417)
Less: Net loss attributable to noncontrolling interests	7,145	137,186
Net income (loss) attributable to Genesis Healthcare, Inc.	$14,619	$(235,231)
Denominator:
Weighted-average shares outstanding for basic net income (loss) per share	107,286	101,007

Basic net income (loss) per common share attributable to Genesis Healthcare, Inc.	$0.14	$(2.33)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the numerator and denominator used in the calculation of diluted net income (loss) per common share follows (in thousands, except per share data):

	Year ended December 31,
	2019	2018
Numerator:
Net income (loss)	$7,474	$(372,417)
Less: Net loss attributable to noncontrolling interests	7,145	137,186
Net income (loss) attributable to Genesis Healthcare, Inc.	$14,619	$(235,231)
Plus: Assumed conversion of noncontrolling interests	1,868	—
Net income (loss) available to common stockholders after assumed conversions	$16,487	$(235,231)
Denominator:
Weighted-average common shares outstanding	107,286	101,007
Plus: Assumed conversion of noncontrolling interests	57,074	—
Plus: Unvested restricted stock units and stock warrants	954	—
Adjusted weighted-average common shares outstanding, diluted	165,314	101,007

Diluted net income (loss) per common share attributable to Genesis Healthcare, Inc.	$0.10	$(2.33)

As the Company was in a net loss position for the year ended December 31, 2018, the computation of diluted net loss per common share for this period excludes the effects of 61.5 million anti-dilutive shares attributable to the assumed conversion of noncontrolling interests, unvested restricted stock units, and stock warrants.  As of December 31, 2018, there were 59.7 million units attributable to the noncontrolling interests outstanding.

In the year ended December 31, 2018, the Company issued a warrant to purchase 600,000 shares of its Class A common stock at an exercise price of $1.33 per share, exercisable beginning on September 6, 2018 and ending on March 6, 2023.  See Note 4 – “Significant Transactions and Events – Restructuring Transactions – Omnibus Agreement.”  In the year ended December 31, 2017, the Company issued a warrant to purchase 900,000 shares of its Class A common stock at an exercise price of $1.00 per share, exercisable through December 30, 2022.

(7)Segment Information

The Company has three reportable operating segments: (i) inpatient services; (ii) rehabilitation therapy services; and (iii) other services. For additional information on these reportable segments, see Note 1 – “General Information – Description of Business.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s segmented revenues follows (in thousands, except percentages):

	Year ended December 31,
	2019		2018		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$3,857,793	84.4%	$4,195,596	84.3%	$(337,803)	(8.1)%
Assisted/Senior living facilities	93,054	2.0%	95,571	1.9%	(2,517)	(2.6)%
Administration of third party facilities	8,310	0.2%	8,733	0.2%	(423)	(4.8)%
Elimination of administrative services	(3,125)	(0.1)%	(3,027)	—%	(98)	(3.2)%
Inpatient services, net	3,956,032	86.5%	4,296,873	86.4%	(340,841)	(7.9)%

Rehabilitation therapy services:
Total therapy services	738,124	16.2%	889,069	17.9%	(150,945)	(17.0)%
Elimination of intersegment rehabilitation therapy services	(275,578)	(6.0)%	(341,155)	(6.9)%	65,577	19.2%
Third party rehabilitation therapy services, net	462,546	10.2%	547,914	11.0%	(85,368)	(15.6)%

Other services:
Total other services	198,920	4.4%	161,038	3.2%	37,882	23.5%
Elimination of intersegment other services	(51,664)	(1.1)%	(29,175)	(0.6)%	(22,489)	(77.1)%
Third party other services, net	147,256	3.3%	131,863	2.6%	15,393	11.7%

Net revenues	$4,565,834	100.0%	$4,976,650	100.0%	$(410,816)	(8.3)%

A summary of the Company’s condensed consolidated statement of operations follows (in thousands):

	Year ended December 31, 2019
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$3,959,157	$738,124	$198,676	$244	$(330,367)	$4,565,834
Salaries, wages and benefits	1,761,273	601,196	122,541	—	—	2,485,010
Other operating expenses	1,599,549	44,088	62,104	—	(330,894)	1,374,847
General and administrative costs	—	—	—	144,471	—	144,471
Lease expense	382,897	1,297	1,463	1,406	—	387,063
Depreciation and amortization expense	99,529	12,230	720	10,775	(95)	123,159
Interest expense	83,887	55	35	97,831	(1,416)	180,392
Gain on early extinguishment of debt	—	—	—	(122)	—	(122)
Investment income	—	—	—	(8,712)	1,416	(7,296)
Other (income) loss	(172,709)	(926)	112	18	—	(173,505)
Transaction costs	—	—	—	26,362	—	26,362
Long-lived asset impairments	16,937	—	—	—	—	16,937
Equity in net loss (income) of unconsolidated affiliates	—	—	—	4,091	(4,803)	(712)
Income (loss) before income tax expense	187,794	80,184	11,701	(275,876)	5,425	9,228
Income tax expense	—	—	—	1,754	—	1,754
Net income (loss)	$187,794	$80,184	$11,701	$(277,630)	$5,425	$7,474

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2018
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$4,299,900	$889,069	$160,913	$125	$(373,357)	$4,976,650
Salaries, wages and benefits	1,944,091	733,763	109,054	—	—	2,786,908
Other operating expenses	1,740,537	51,590	61,110	—	(373,357)	1,479,880
General and administrative costs	—	—	—	149,182	—	149,182
Lease expense	127,323	—	1,289	1,247	—	129,859
Depreciation and amortization expense	193,930	12,779	684	13,503	—	220,896
Interest expense	367,562	55	36	96,085	—	463,738
Loss on early extinguishment of debt	—	—	—	391	—	391
Investment income	—	—	—	(6,832)	—	(6,832)
Other (income) loss	(14,872)	1,942	78	(68)	—	(12,920)
Transaction costs	—	—	—	31,953	—	31,953
Long-lived asset impairments	104,997	—	—	—	—	104,997
Goodwill and identifiable intangible asset impairments	3,538	—	—	—	—	3,538
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(1,608)	1,508	(100)
(Loss) income before income tax benefit	(167,206)	88,940	(11,338)	(283,728)	(1,508)	(374,840)
Income tax benefit	—	—	—	(2,423)	—	(2,423)
Net (loss) income	$(167,206)	$88,940	$(11,338)	$(281,305)	$(1,508)	$(372,417)

The following table presents the segment assets as of December 31, 2019 compared to December 31, 2018 (in thousands):

	December 31, 2019	December 31, 2018
Inpatient services	$4,221,579	$3,735,778
Rehabilitation therapy services	281,978	329,687
Other services	49,877	36,240
Corporate and eliminations	108,706	161,918
Total assets	$4,662,140	$4,263,623

(8)Restricted Investments in Marketable Securities

The current portion of restricted investments in marketable securities principally represents an estimate of the level of outstanding self-insured losses the Company expects to pay in the succeeding year through its wholly-owned captive insurance company.  See Note 21 – “Commitments and Contingencies – Loss Reserves For Certain Self-Insured Programs.”

Restricted investments in marketable securities at December 31, 2019 consist of the following (in thousands):

			Unrealized losses
	Amortized	Unrealized	Less than	Greater than
	cost	gains	12 months	12 months	Fair value
Restricted investments in marketable securities:
Mortgage/government backed securities	$20,957	$90	$(17)	$(7)	$21,023
Corporate bonds	48,362	566	—	(2)	48,926
Government bonds	66,734	286	(22)	(5)	66,993
	$136,053	$942	$(39)	$(14)	136,942
Less: Current portion of restricted investments					(31,855)
Long-term restricted investments					$105,087

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

Maturities of restricted investments yielded proceeds of $69.2 million and $65.7 million for the years ended December 31, 2019 and 2018, respectively.

Sales of investments yielded proceeds of $2.0 million and $3.5 million for the years ended December 31, 2019 and 2018, respectively.  Associated gross realized gain and loss for the years ended December 31, 2019 and 2018 were de minimis.

The majority of the Company’s investments are investment grade government and corporate debt securities that have maturities of five years or less. The Company generally holds the investments until maturity.

Restricted investments in marketable securities held at December 31, 2019 mature as follows (in thousands):

	Amortized	Fair
	cost	value
Due in one year or less	$46,681	$46,766
Due after 1 year through 5 years	86,372	87,165
Due after 5 years through 10 years	—	—
Due after 10 years	3,000	3,011
	$136,053	$136,942

Actual maturities may differ from stated maturities because borrowers may have the right to call or prepay certain obligations and may exercise that right with or without prepayment penalties.

The Company has issued letters of credit totaling $125.0 million at December 31, 2019 to its third party administrators and excess insurance carriers.  Restricted cash of $0.7 million and restricted investments with an amortized cost of $136.1 million and a fair value of $136.9 million are pledged as security for these letters of credit as of December 31, 2019.

(9)Property and Equipment

Property and equipment consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Land, buildings and improvements	$1,004,447	$469,575
Finance lease land, buildings and improvements	—	693,546
Financing obligation land, buildings and improvements	—	2,274,211
Equipment, furniture and fixtures	386,248	417,684
Construction in progress	2,771	9,340
Gross property and equipment	1,393,466	3,864,356
Less: accumulated depreciation	(431,361)	(976,802)
Net property and equipment	$962,105	$2,887,554

On January 1, 2019, the Company derecognized net financing obligation land and buildings of $1.7 billion and reclassified net finance lease land and buildings of $0.6 billion to finance lease ROU assets within the consolidated balance sheets due to the adoption of Topic 842.  See Note 2 – “Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements” and Note 10 – “Leases.”  Additionally, improvements of approximately $12.7 million and $73.6 million, which were historically associated with

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

finance leases (referred to as “capital leases” prior to the adoption of Topic 842) and financing obligations, respectively, have been reclassified to “Land, buildings and improvements.”

During 2019, the Company identified a buyer for eight facilities located in California.  Seven of these facilities were sold in 2019, resulting in a net reduction of property and equipment of $36.9 million, and closure of the eighth is pending regulatory approval. At December 31, 2019, net property and equipment of $16.3 million attributable to one California skilled nursing facility remains classified as held for sale. The property and equipment of these facilities was primarily classified in the “Land, buildings and improvements” line item as of December 31, 2018. See Note 4 – “Significant Transactions and Events – Divestiture of Non-Strategic Facilities – 2019 Divestitures – California Divestitures” and Note 20 – “Assets Held for Sale.”

During the year ended December 31, 2019, the Company sold the real property of eight facilities and consolidated the property and equipment of the Next Partnership and the Vantage Point Partnership.  See Note 4 – “Significant Transactions and Events – Strategic Partnerships.”  The sales resulted in a net reduction of property and equipment of $29.4 million, while the consolidation of the partnerships resulted in an increase of $512.7 million, both of which were primarily classified in the “Land, buildings and improvements” line item.

During the year ended December 31, 2019, the Company recognized long-lived asset impairment charges resulting in the reduction of net property and equipment of $10.7 million.  See Note 19 – “Asset Impairment Charges – Long-Lived Assets with a Definite Useful Life.”

(10)Leases

The Company leases the majority of the skilled nursing facilities and assisted/senior living facilities used in its operations, most of which are subject to triple-net leases, meaning that in addition to rent, the Company is responsible for paying property taxes, insurance, and maintenance and repair costs.  As of December 31, 2019, the Company leased approximately 78% of its centers; 45% were leased pursuant to master lease agreements with four landlords.  The Company also leases certain office space, land, and equipment.

The Company’s real estate leases generally have initial lease terms of 10 to 15 years or more and typically include one or more options to renew, with renewal terms that generally extend the lease term for an additional five to ten years or more. Exercise of the renewal options is generally subject to the satisfaction of certain conditions which vary by contract and generally follow payment terms that are consistent with those in place during the initial term.  The Company assesses renewal options using a “reasonably certain” threshold, which is understood to be a high threshold and, therefore, the majority of its leases’ terms do not include renewal periods when measuring the lease liability.  For leases where the Company is reasonably certain to exercise its renewal option, the option periods are included within the lease term and, therefore, the measurement of the ROU asset and lease liability.  The payment structure of the Company’s leases generally contain annual escalation clauses that are either fixed or variable in nature, some of which are dependent upon published indices.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; expense for these leases is recognized on a straight-line basis over the lease term as an other operating expense.

Certain leases include options for the Company to purchase the leased asset.  For such leases, the Company assesses the likelihood of exercising the purchase option using a “reasonably certain” threshold, which is understood to be a high threshold and, therefore, purchase options are generally assumed to be exercised when a compelling economic reason to exercise the option exists.  Certain leases include options to terminate the lease, the terms and conditions of which vary by contract.  Such options allow the contract parties to terminate their obligations under the lease contract, typically in return for an agreed financial consideration.  The Company’s lease agreements do not contain any material residual value guarantees.  The Company leases certain facilities from affiliates of related parties.  See Note 16 – “Related Party Transactions.”

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Lease Transactions

During the year ended December 31, 2019, the Company amended, extended and terminated the leases with respect to numerous facilities subject to material lease agreements, resulting in ROU asset and liability adjustments. See Note 4 – “Significant Transactions and Events – Lease Transactions.”

During the year ended December 31, 2019, the Company recognized impairment charges resulting in the reduction of ROU assets of $6.2 million. See Note 19 – “Asset Impairment Charges – Long-Lived Assets with a Definite Useful Life.”

The maturity of total operating and finance lease obligations at December 31, 2019 is as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases (1)
2020	$382,926	$7,659
2021	386,440	7,468
2022	384,450	7,264
2023	382,649	7,032
2024	388,091	6,812
Thereafter	3,045,668	35,886
Total lease payments	4,970,224	72,121
Less interest	(2,147,934)	(29,947)
Total lease obligations	2,822,290	42,174
Less current portion	(140,887)	(2,839)
Long-term lease obligations	$2,681,403	$39,335
(1)	Finance lease payments include $37.2 million related to options to renew lease terms that are reasonably certain of being exercised.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides lease costs by expense line item on the consolidated statements of operations for the year ended December 31, 2019:

		Year ended
Lease Cost	Classification	December 31, 2019
Operating lease cost	Lease expense	$387,063
Finance lease cost:
Amortization of finance lease right-of-use assets	Depreciation and amortization expense	16,224
Interest on finance lease obligations	Interest expense	50,162
Total finance lease expense		66,386
Variable lease cost	Other operating expenses	37,841
Short-term leases	Other operating expenses	24,297
Total lease cost		$515,587

The following table provides remaining lease term and discount rates by lease classification as of December 31, 2019:

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	12.6
Finance leases	10.2
Weighted-average discount rate
Operating leases	9.6%
Finance leases	12.2%

The following table includes supplemental lease information for the year ended December 31, 2019 (in thousands):

Year ended
Other information	December 31, 2019
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$364,334
Operating cash flows from finance leases	47,188
Financing cash flows from finance leases	2,645
Right-of-use assets obtained in exchange for new lease obligations
Operating leases	96,718
Finance leases	1,160

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

The Company has master lease agreements with Welltower, Sabra, Omega and Second Spring (collectively, the Master Lease Agreements).  The Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity.  At December 31, 2019, the Company is in compliance with the financial covenants contained in the Master Lease Agreements.

The Company has two master lease agreements with Cindat Best Years Welltower JV LLC (CBYW) involving 28 of its facilities.  The Company did not meet certain financial covenants contained in one of the master lease agreements involving two of its facilities at December 31, 2019.  On March 9, 2020, the Company received a waiver for these covenant breaches through April 1, 2021.  At December 31, 2019, the Company is in compliance with the financial covenants contained in the other master lease agreement.

At December 31, 2019, the Company did not meet certain financial covenants contained in one lease related to two of its facilities.  The Company is, and expects to continue to be, current in the timely payment of its obligations under this lease.  The lease does not have cross default provisions, nor does it trigger cross default provisions in any of the Company’s other loan or lease agreements.  The Company will continue to work with the related credit party to amend the lease and the related financial covenants.  The Company does

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not believe the breach of such financial covenants at December 31, 2019 will have a material adverse impact on its financial condition or results of operations.  The Company has been afforded certain cure rights to such defaults by posting collateral in the form of additional letters of credit or security deposit.

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

(11) Goodwill and Identifiable Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.  The changes in the carrying value of goodwill are as follows (in thousands):

	Rehabilitation Therapy Services	Other Services	Consolidated
Balance at December 31, 2018
Goodwill	73,814	11,828	85,642
Accumulated impairment losses	—	—	—
	$73,814	$11,828	$85,642
Balance at December 31, 2019
Goodwill	73,814	11,828	85,642
Accumulated impairment losses	—	—	—
	$73,814	$11,828	$85,642

During the year ended December 31, 2017, as a result of changes in the regulatory and reimbursement environment, the Company performed a quantitative impairment test for all reporting units, the results of which indicated that the carrying value of the inpatient reporting unit exceeded its fair value.  Consequently, the Company recorded an impairment of $351.5 million, representing the entire balance of goodwill associated with the inpatient reporting unit.

Identifiable intangible assets consist of the following at December 31, 2019 and 2018 (in thousands):

	December 31, 2019	Weighted Average Remaining Life (Years)
Customer relationship assets, net of accumulated amortization of $76,243	$36,891	8
Trade names	50,555	Indefinite
Identifiable intangible assets	$87,446

	December 31, 2018	Weighted Average Remaining Life (Years)
Customer relationship assets, net of accumulated amortization of $65,756	$47,077	8
Favorable leases, net of accumulated amortization of $33,404	21,449	10
Trade names	50,556	Indefinite
Identifiable intangible assets	$119,082

Identifiable intangible assets consist of customer relationship assets, favorable lease contracts and trade names.

•Customer relationship assets exist in the Company’s rehabilitation services, respiratory services, management services and medical staffing businesses.  These assets are amortized on a straight-line basis over the expected period of benefit.

•Favorable lease contracts represented the estimated value of future cash outflows of operating lease contracts compared to lease rates that could be negotiated in an arms-length transaction at the time of measurement.  Favorable lease contracts

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were amortized on a straight-line basis over the lease terms.  Upon the Company’s adoption of Topic 842, the existing favorable lease balances were included in the measurement of the new operating lease ROU assets.  See Note 2 – “Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements.”

•The Company’s trade names have value, in particular in the rehabilitation business which markets its services to other providers of skilled nursing and assisted/senior living services.  The trade name asset has an indefinite life and is measured no less than annually or if indicators of potential impairment become apparent.

Amortization expense related to customer relationship assets, which is included in depreciation and amortization expense, for the years ended December 31, 2019 and 2018 was $10.5 million and $10.5 million, respectively.

Amortization expense related to favorable leases, which was included in lease expense, for the year ended December 31, 2018 was $6.5 million.

Based upon amounts recorded at December 31, 2019, amortization expense related to identifiable intangible assets is estimated to be $5.2 million in 2020, $5.1 million in 2021, $5.0 million in 2022, $4.6 million in 2023, and $4.6 million in 2024 and $12.4 million, thereafter.

The Company recorded no asset impairment charges related to identifiable intangible assets during the year ended December 31, 2019.  During the year ended December 31, 2018, the Company recorded a $3.5 million impairment of favorable lease assets associated with underperforming properties, which is included in goodwill and identifiable asset impairments on the consolidated statements of operations.  See Note 19 – “Asset Impairment Charges – Identifiable Intangible Assets with a Definite Useful Life.”

(12)Long-Term Debt

Long-term debt at December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Asset based lending facilities, net of debt issuance costs of $8,615 and $11,335 at December 31, 2019 and December 31, 2018, respectively	$412,346	$419,289
Term loan agreements, net of debt issuance costs of $1,084 and $1,851 and debt premium balance of $4,816 and $8,446 at December 31, 2019 and December 31, 2018, respectively	196,714	184,652
Real estate loans, net of debt issuance costs of $3,846 and $5,360 and debt premium balance of $19,328 and $28,992 at December 31, 2019 and December 31, 2018, respectively	265,700	307,690
HUD insured loans, net of debt issuance costs of $2,909 and $5,247 and debt premium balance of $0 and $860 at December 31, 2019 and December 31, 2018, respectively	117,117	181,762
Notes payable	116,952	81,398
Mortgages and other secured debt (recourse)	6,369	4,190
Mortgages and other secured debt (non-recourse), net of debt issuance costs of $9,349 and $187 and debt premium balance of $1,422 and $1,520 at December 31, 2019 and December 31, 2018, respectively	498,222	26,483
	1,613,420	1,205,464
Less: Current installments of long-term debt	(162,426)	(122,531)
Long-term debt	$1,450,994	$1,082,933

Asset Based Lending Facilities

On March 6, 2018, the Company entered into a new asset based lending facility agreement with MidCap.  The agreement initially provided for a $555.0 million asset based lending facility comprised of (a) a $325.0 million first lien term loan facility, (b) a $200.0 million first lien revolving credit facility and (c) a $30.0 million delayed draw term loan facility (collectively, the ABL Credit Facilities).  The commitments under the delayed draw term loan facility will be reduced to $27.5 million on March 31, 2020, $25.0 million on June 30, 2020, $22.5 million on September 30, 2020, and $20.0 million on December 31, 2020 and thereafter.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 5, 2019, the ABL Credit Facilities were amended to simultaneously increase the aggregate revolving credit facility commitment by $40.0 million and partially prepay the first lien term loan facility by $40.0 million.  The resulting commitment levels of the revolving credit facility and first lien term loan facility were $240.0 million and $285.0 million, respectively.

The ABL Credit Facilities have a five-year term set to mature on March 6, 2023.  The ABL Credit Facilities include a springing maturity clause that would accelerate its maturity 90 days prior to the maturity of the Term Loan Agreements, Welltower Real Estate Loans or MidCap Real Estate Loans (as defined below), in the event those agreements are not extended or refinanced.  The revolving credit facility includes a swinging lockbox arrangement whereby the Company transfers all funds deposited within its designated lockboxes to MidCap on a daily basis and then draws from the revolving credit facility as needed.  The Company has presented the entire revolving credit facility borrowings balance of $136.0 million in current installments of long-term debt at December 31, 2019.  Despite this classification, the Company expects that it will have the ability to borrow and repay on the revolving credit facility through its maturity date.  Cash proceeds of $50.6 million received under the ABL Credit Facilities remain in a restricted account.  This amount is pledged to cash collateralize letters of credit previously issued under the retired revolving credit facilities. The Company has classified this deposit and all cash account balances subject to deposit account control agreements that were sprung under the ABL Credit Facilities as restricted cash and equivalents within the consolidated balance sheets at December 31, 2019 and 2018.

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

The term loan facility and revolving credit facility include a termination fee equal to 2% if the loans are prepaid within the first two years and 1.5% thereafter.  The term loan facility and revolving credit facility include an exit fee equal to $1.6 million and $1.0 million, respectively, due and payable on the earlier of the loan’s retirement or on the maturity date.

The ABL Credit Facilities contain representations and warranties, affirmative covenants, negative covenants, financial covenants and events of default and security interests that are customarily required for similar financings.  Financial covenants include a minimum consolidated fixed charge coverage ratio, a maximum leverage ratio and minimum liquidity.

Borrowings and interest rates under the ABL Credit Facilities were as follows at December 31, 2019 (dollars in thousands):

			Weighted
			Average
ABL Credit Facilities	Commitment	Borrowings	Interest
Term loan facility	$285,000	$285,000	7.91%
Revolving credit facility (Non-HUD)	168,000	78,860	7.91%
Revolving credit facility (HUD)	72,000	27,101	7.91%
Delayed draw term loan facility	30,000	30,000	12.91%
	$555,000	$420,961	8.26%

As of December 31, 2019, the Company had a total borrowing base capacity of $436.5 million with outstanding borrowings under the ABL Credit Facilities of $421.0 million, leaving the Company with approximately $15.5 million of available borrowing capacity under the ABL Credit Facilities.

Term Loan Agreements

The Company and certain of its affiliates, including FC-GEN (the Borrower) are party to a term loan agreement, as amended (the Term Loan Agreement) with an affiliate of Welltower and an affiliate of Omega.  The Term Loan Agreement originally provided for term loans (the Term Loans) in the aggregate principal amount of $120.0 million and later expanded to $160.0 million.  The Term Loan Agreement was amended on May 9, 2019 to extend the maturity date from July 29, 2020 to November 30, 2021.  The original Term

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan for $120.0 million bears interest at a rate equal to 14.0% per annum, with up to 9.0% per annum to be paid in kind.  The additional Term Loan for $40.0 million bears interest at a rate equal to 10.0% per annum, with up to 5.0% per annum to be paid in kind. The Term Loans had an outstanding accreted principal balance of $193.0 million and $178.1 million at December 31, 2019 and 2018, respectively.

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

The Term Loan Agreement contains financial, affirmative and negative covenants, and events of default that are customary for debt securities of this type.  Financial covenants include maintenance covenants which require the Company to maintain a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio.  The most restrictive financial covenant is the minimum interest coverage ratio which requires the Company to maintain a coverage ratio, as defined therein, of no less than 1.70 to 1.0 through December 31, 2020 and increasing to 1.80 to 1.0 thereafter.

Real Estate Loans

On March 30, 2018, the Company entered into two real estate loans with MidCap (MidCap Real Estate Loans) with combined available proceeds of $75.0 million.  The MidCap Real Estate Loans are secured by 12 skilled nursing facilities and are subject to a five-year term maturing on March 30, 2023.  The maturity of the MidCap Real Estate Loans will accelerate in the event the ABL Credit Facilities are repaid in full and terminated.  The loans, which were interest only in the first year, are subject to an annual interest rate equal to 30-day LIBOR (subject to a floor of 1.5%) plus an applicable margin of 5.85%.  Beginning April 1, 2019, mandatory principal payments commenced with the balance of the loans to be repaid at maturity.  Proceeds from the MidCap Real Estate Loans were used to repay partially the Welltower Real Estate Loans (defined below).

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

On May 1, 2019, the Company divested the real property and operations of five skilled nursing facilities in California, three of which were subject to the MidCap Real Estate Loans. The Company used the sale proceeds to repay $27.7 million on the MidCap Real Estate Loans. During the third quarter of 2019, the Company divested the real property of two skilled nursing facilities in New Jersey and one skilled nursing facility in Maryland that were subject to the MidCap Real Estate Loans and used the sale proceeds to repay $12.1 million on the loans. See Note 4 – “Significant Transactions and Events – Strategic Partnerships – Vantage Point Partnership.” The MidCap Real Estate Loans had an outstanding principal balance of $42.2 million and $83.0 million at December 31, 2019 and 2018, respectively.

The Company is subject to multiple real estate loan agreements with Welltower (Welltower Real Estate Loans).  The Welltower Real Estate Loans are subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and/or refinance of the underlying facilities such net proceeds are required to be used to repay the outstanding principal balance of the Welltower Real Estate Loans.  Each Welltower Real Estate Loan has a maturity date of January 1, 2022 and an annual interest rate of 12.0%, of which 7.0% will be paid in cash and 5.0% will be paid in kind.  The Company has agreed to make commercially reasonable efforts to secure commitments to repay no less than $105.0 million of the Welltower Real Estate Loan obligations.  As of December 31, 2019, the Company has not yet secured the total required repayments or commitments.  As a result, the annual cash component of the interest payments was increased by approximately $2.0 million with a corresponding decrease in the paid in kind component of interest.  At December 31, 2019, the Welltower Real Estate Loans are secured by a mortgage lien on the real property and a second lien on certain receivables of the operator of the one remaining facility subject to the Welltower Real Estate Loans.  The Welltower Real Estate Loans contain a conversion option, whereby up to $50.0 million of the balance can be converted into Class A common stock of the Company or a 10-year note bearing 2% paid in kind interest.  The conversion option is available to the Company upon the satisfaction of certain conditions, the most significant include:  the raise of new capital and application thereof to existing Welltower debt instruments, the repayment of $105.0 million to Welltower, as described

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

above, the partial repayment of the Term Loans, and the partial repayment of the Welltower Real Estate Loans, such that the remaining outstanding principal balance does not exceed $50.0 million. The Welltower Real Estate Loans had an outstanding accreted principal balance of $208.0 million and $201.1 million at December 31, 2019 and 2018, respectively.

HUD Insured Loans

As of December 31, 2019, the Company has 16 owned skilled nursing facility loans insured by HUD. The HUD insured loans have an original amortization term ranging from 30 to 35 years and an average remaining term of 29 years with fixed interest rates ranging from 3.0% to 3.5% and a weighted average interest rate of 3.3%. Depending on the mortgage agreement, prepayments are generally allowed only after 12 months from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required thereafter. Any further HUD insured loans will require additional HUD approval.

The HUD insured loans for owned facilities had an aggregate principal balance of $140.6 million and $210.0 million at December 31, 2019 and 2018, respectively.  The loan of one facility in California was classified as held for sale at December 31, 2019.  This loan had an outstanding balance of $20.2 million, net of debt issuances costs, and escrow reserve funds of $1.1 million.  The loans of three facilities in Texas were classified as held for sale at December 31, 2018.  These loans had an outstanding balance of $26.6 million, net of debt issuance costs and debt premiums, and aggregate escrow reserve funds of $3.4 million. See Note 20 – “Assets Held for Sale.”

All HUD insured loans are non-recourse loans to the Company. All loans are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of December 31, 2019, the Company has total escrow reserve funds of $11.7 million with the loan servicer that are reported within prepaid expenses in the consolidated balance sheets.

During the year ended December 31, 2019, the Company sold the real property of three skilled nursing facilities and one assisted/senior living facility in California subject to HUD financing, the proceeds of which were used to retire HUD insured loans totaling $23.8 million. See Note 4 – “Significant Transactions and Events – Divestiture of Non-Strategic Facilities – 2019 Divestitures – California Divestitures.”  In addition, the Company sold the real property of one skilled nursing facility in New Jersey and one skilled nursing facility in Virginia.  The proceeds of these two sales were used to retire HUD insured loans totaling $18.4 million.  See Note 4 – “Significant Transactions and Events – Strategic Partnerships – Vantage Point Partnership.”  Finally, the Company sold the real property of three skilled nursing facilities in Texas that were subject to HUD insured loans and had been classified as held for sale in the consolidated balance sheets as of December 31, 2018.  The proceeds from the sale were used to retire HUD insured loans totaling $23.4 million. See Note 4 – “Significant Transactions and Events – Divestiture of Non-Strategic Facilities – 2019 Divestitures – Texas Divestitures.”

Notes Payable

On January 17, 2018, the Company converted $19.6 million of its trade payables into a note payable. The note, as amended, was repaid in equal monthly installments through December 2019 at an annual interest rate of 5.75%.  The loan was repaid in full at December 31, 2019 and had an outstanding balance of $7.8 million at December 31, 2018.

In November 2016, the Company issued a note totaling $51.2 million to Welltower.  The note accrues cash interest at 3.0% and paid-in-kind interest at 7.0%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every May 1 and November 1.  The note was amended on May 9, 2019 to extend the maturity date from October 30, 2020 to December 15, 2021.  Upon the satisfaction of certain conditions, including the repayment of the Term Loans, repayment of the other note payable, noted below, to Welltower, and partial repayment of the Welltower Real Estate Loans, the outstanding note balance in excess of $6.0 million will be forgiven by Welltower. The note had an outstanding accreted balance of $64.2 million and $60.0 million at December 31, 2019 and 2018, respectively.

In December 2016, the Company issued a second note for $11.7 million to Welltower, which accrues cash interest at 3.0% and paid-in-kind interest at 7.0%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every June 15 and December 15.  The note matures on December 15, 2021, and had an outstanding accreted principal balance of $14.6 million and $13.6 million at December 31, 2019 and 2018, respectively.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2019, the Company converted $23.2 million of its trade payables into a note payable. The note requires monthly interest payments based on an annual interest rate of 3.5%. The balance of the note is due on the maturity date, September 30, 2022.

In November 2019, the Company issued a short-term note payable for $15.0 million, the entire balance of which was outstanding at December 31, 2019. The balance of the note is due no later than April 30, 2020.

Other Debt

Mortgages and other secured debt (recourse). The Company carries mortgage loans and notes payable on certain of its corporate office buildings and other acquired assets.  The loans are secured by the underlying real property and have fixed or variable rates of interest with a weighted average interest of 1.5% at December 31, 2019, and maturity dates ranging from 2020 to 2024.  On November 8, 2018, the mortgage loan of $10.0 million on one of the Company’s corporate office buildings matured and was refinanced through a MidCap Real Estate Loan.

Mortgages and other secured debt (non-recourse). Loans are carried by certain of the Company’s consolidated joint ventures and VIEs.  The loans consist principally of revenue bonds and secured bank loans.  Loans are secured by the underlying real and personal property of individual facilities and have fixed or variable rates of interest with a weighted average interest rate of 7.2% at December 31, 2019. Maturity dates range from 2022 to 2034.  Loans are labeled “non-recourse” because neither the Company nor any of its wholly-owned subsidiaries is obligated to perform under the respective loan agreements.  The aggregate principal balance of these loans includes a $1.4 million debt premium on one debt instrument.

In the year ended December 31, 2019, the Company consolidated the financial statements of the Next Partnership and the Vantage Point Partnership.  See Note 4 – “Significant Transactions and Events – Strategic Partnerships – Next Partnership” and Note 4 – “Significant Transactions and Events – Strategic Partnerships – Vantage Point Partnership.” The Next Partnership’s debt consists of a three-year term loan in an initial amount of $142.1 million and a 10-year mezzanine loan in the amount of $27.0 million.  In December 2019, the Next Partnership term loan was partially refinanced via three new HUD insured loans.  Proceeds from the new HUD insured loans were principally used to pay down $38.7 million on the Next Partnership term loan, such that the outstanding principal balance was $103.4 million at December 31, 2019. The new loans had an aggregate initial principal balance of $41.7 million, all of which remained outstanding as of December 31, 2019. The loans have an original amortization term of 35 years and a fixed interest rate of 3.15%.  Proceeds were principally used to repay a portion of the term loan associated with the Next Partnership and fees.

The HUD insured loans are non-recourse loans to the Company and are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of December 31, 2019, the Company has total escrow reserve funds of $3.9 million with the loan servicer that are reported within prepaid expenses in the consolidated balance sheets.

The Vantage Point Partnership’s debt consists of a 7-year term loan with available proceeds of $240.9 million, $233.6 million of which was drawn as of December 31, 2019, as well as a promissory note due to Vantage Point in the amount of $76.8 million, due on September 12, 2028.  On January 10, 2020, the Vantage Point Partnership acquired its nineteenth facility.  In conjunction with the acquisition, the remaining available proceeds on the term loan, $7.3 million, were drawn.

Debt Covenants

The ABL Credit Facilities, the Term Loan Agreement and the Welltower Real Estate Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and minimum liquidity.  The Credit Facilities include cross-default provisions with each other and certain material lease agreements.  At December 31, 2019, the Company was in compliance with its financial covenants contained in the Credit Facilities.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

debt covenants at a future measurement date, it would, absent necessary and timely waivers and/or amendments, be in default under certain of its existing credit agreements.  To the extent any cross-default provisions may apply, the default would have an even more significant impact on the Company’s financial position.

The maturity of total debt of $1.6 billion, excluding debt issuance costs and other non-cash debt discounts and premiums, at December 31, 2019 is as follows (in thousands):

Twelve months ended December 31,
2020	$162,482
2021	278,941
2022	346,155
2023	344,985
2024	11,171
Thereafter	469,923
Total debt maturity	$1,613,657

(13)Stockholders’ Deficit

The total number of shares of all classes of stock that the Company shall have authority to issue is 1,200,000,000 consisting of:

•	1,000,000,000 shares of Class A common stock, par value $0.001 per share, of which 107,888,854 shares and 101,235,935 shares were issued at December 31, 2019 and 2018, respectively;
•	20,000,000 shares of Class B common stock, par value $0.001 per share, of which 744,396 shares and 744,396 shares were issued at December 31, 2019 and 2018, respectively;
•	150,000,000 shares of Class C common stock, par value $0.001 per share, of which 56,172,193 shares and 59,700,801 shares were issued at December 31, 2019 and 2018, respectively; and
•	30,000,000 shares of Preferred Stock, par value $0.001 per share, of which no shares were issued at December 31, 2019 and 2018.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s non-vested restricted stock units as of and for the year ended December 31, 2019 is shown below (number of units in thousands):

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Non-vested balance at January 1, 2019	10,192	$1.89
Granted	4,778	1.30
Vested	(3,375)	1.82
Forfeited	(1,636)	1.24
Non-vested balance at December 31, 2019	9,959	$1.74

For the year ended December 31, 2018, the weighted-average grant date fair value of restricted stock units granted was $2.43.  As of December 31, 2019, there was approximately $12.3 million of unrecognized expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average term of 1.6 years.  During the years ended December 31, 2019 and 2018, the fair value of restricted stock units that vested was $4.4 million and $5.8 million, respectively.  At December 31, 2019, 5.3 million shares of the Company’s Class A common stock are available for delivery under the 2015 Plan.

Stock-based compensation expense related to restricted stock units included in general and administrative costs was $7.3 million and $8.8 million for the years ended December 31, 2019 and 2018, respectively.  The income tax benefit for stock-based compensation expense was $4.4 million and $4.8 million for the years ended December 31, 2019 and 2018, respectively.

(15)Income Taxes

The Company’s provision for income taxes was based upon management’s estimate of taxable income or loss for each respective accounting period.  The Company recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets, including net operating loss and credit carryforwards, and liabilities and the amounts reported in the financial statements.  These temporary differences would result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled.

The Company effectively owns 66.1% of FC-GEN, an entity taxed as a partnership for U.S. income tax purposes.  This is the Company’s only source of taxable income.  The taxable income of the partnership is subject to the income allocation rules of IRC Sec. 704.  Management believes the mechanics of IRC Sec. 704 will cause a greater portion of the temporary tax deductions to be allocated to the Company.  This allocation reduced the Company’s taxable income for the years ended December 31, 2019 and 2018, respectively.

Income Tax Provision

Total income tax expense (benefit) was as follows (in thousands):

	Year ended December 31,
	2019	2018

Continuing operations	$1,754	$(2,423)
Stockholder's deficit	346	(115)
Total	$2,100	$(2,538)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the provision for income taxes on income (loss) for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	Year ended December 31,
	2019	2018
Current:
Federal	$1,014	$1,064
State	28	(12)
	1,042	1,052
Deferred:
Federal	29	(521)
State	683	(2,954)
	712	(3,475)
Total	$1,754	$(2,423)

At December 31, 2019 and 2018, the current income taxes were primarily generated on the taxable income of the Company’s Bermuda captive insurance company.  Reasonable estimates for the Company’s state and local provision were made based on the Company’s analysis of the state’s enacted response to U.S. federal tax reform.

During the years ended December 31, 2019 and 2018, the Company’s rehabilitation therapy services business operations within the People’s Republic of China and Hong Kong generated both U.S. federal and foreign taxable losses.  The deferred tax assets generated by the foreign operations were fully valued at December 31, 2019 and 2018.  Management does not anticipate these operations will generate significant taxable income in the near term.  The operations currently do not have a material effect on the Company’s effective tax rate.

Under the U.S. Tax Cuts and Jobs Act, the Company's federal net operating losses that have been incurred prior to January 1, 2018 will continue to have a 20-year carryforward limitation applied and will need to be evaluated for recoverability in the future as such. For net operating losses created after December 31, 2017, the net operating losses will have an indefinite life, but usage will be limited to 80% of taxable income in any given year. Further, the Company has recorded a deferred tax asset for the deferred interest that it estimates will not be deducted in tax years 2019 and 2018. The deferred interest can be carried forward indefinitely, such that it may be deductible in future tax years based upon certain limitations. The Company has estimated the impact of the U.S. Tax Cuts and Jobs Act on state income taxes reflected in its income tax benefit for the years ended December 31, 2019 and 2018.

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

At December 31, 2019 and 2018, the Company has established a full valuation allowance against the majority of its net deferred tax assets in the amount of $386.2 million and $342.6 million, respectively, based on management’s assessment that the Company will not realize its deferred tax assets.  The valuation allowance does not include the discounted unpaid loss reserve deferred tax asset of the Company’s captive insurance company, which continues to have taxable income that will allow the Company to utilize its deferred tax assets.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total income tax expense (benefit) for the periods presented was as follows (in thousands):

	Year ended December 31,
	2019	2018
Computed “expected” expense (benefit)	$1,939	$(78,716)
(Reduction) increase in income taxes resulting from:
State and local income taxes, net of federal tax benefit	107	113
Income tax credits	(2,088)	(2,397)
Non-controlling interest	4,038	28,366
Adjustment to deferred taxes, including credits and valuation allowance	(2,977)	50,302
FIN 48	—	(38)
Other, net	735	(53)
Total income tax expense (benefit)	$1,754	$(2,423)

The Company’s effective income tax rates were 19.0% and 0.6% in the years ended December 31, 2019 and 2018, respectively.  The 19.0% effective rate is primarily attributable to the current income tax expense of the Company’s captive insurance company.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented below (in thousands):

	2019	2018
Deferred tax assets:
Investment in partnership	$224,215	$195,095
Net operating loss carryforwards	133,611	121,111
Discounted unpaid loss reserve	2,156	3,567
General business credits	30,006	28,729
Total deferred tax assets	389,988	348,502
Valuation allowance	(386,216)	(342,635)
Deferred tax assets, net of valuation allowance	$3,772	$5,867
Deferred tax liabilities:
Long-lived assets: intangible property	(5,245)	(6,281)
Total deferred tax liabilities	(5,245)	(6,281)
Net deferred tax liabilities	$(1,473)	$(414)

Uncertain Tax Positions

The Company follows ASC 740 guidance for recognizing and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in financial statements, and accounting for the related income tax effects of individual tax positions that do not meet the recognition thresholds required in order for any part of the benefit of that tax position to be recognized in an entity’s financial statements.

The Company, excluding its corporate groups, is only subject to state and local income tax in certain jurisdictions.  The Company’s corporate groups are subject to federal, state and local income taxes.  The Company is also subject to income based taxes in the People’s Republic of China and Hong Kong.  However, these business operations have generated current taxable losses since their inception. Significant judgment is required in evaluating its uncertain tax positions and determining its provision for income taxes.  The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the technical merits of a tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

The Company is subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. While the Company believes its tax positions are appropriate, it cannot assure that the various authorities engaged in the examination of its income tax returns will not challenge the Company’s positions.  The Company believes it has adequately reserved, if necessary, for its potential audit exposures of uncertain tax positions, though no assurance can be given that the final tax outcome of these matters will not be different.  The Company adjusts these reserves through closely monitoring and continuously evaluating, if any, the changes of facts and circumstances and tax legislative development, such as the closing of a tax audit or the expiration of the statute of limitations.  To the extent that the final tax outcome of these matters is different than the amounts

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded, such differences will impact the provision for income taxes in the period in which such determination is made.  The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

A reconciliation of unrecognized tax benefits follows (in thousands):

Balance, December 31, 2017	$115
Reductions due to lapses of applicable statute of limitations	(38)
Balance, December 31, 2018	$77
Reductions due to lapses of applicable statute of limitations	—
Balance, December 31, 2019	$77

The Company’s unrecognized tax benefits reserve for uncertain tax positions primarily related to the accrual of penalty on underpayment of quarterly estimated tax.  All of the gross unrecognized tax benefits would affect the effective tax rate if recognized.  Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.  Unrecognized tax benefits are not expected to change significantly over the next twelve months.  The Company recognizes potential accrued interest related to unrecognized tax benefits in income tax expense.  Penalties, if incurred, would also be recognized as a component of income tax expense.  The amount of accrued interest related to unrecognized tax benefits was less than $0.1 million as of both December 31, 2019 and 2018.  Generally, the Company has open tax years for state purposes subject to tax audit on average of between three years to six years. The Company’s U.S. income tax returns from 2013 through 2018 are open and could be subject to examination.

Exchange Rights and Tax Receivable Agreement

The owners of FC-GEN have the right to exchange their membership units in FC-GEN,  along with an equivalent number of Class C shares, for shares of Class A common stock of the Company or cash, at the Company’s option.  As a result of such exchanges, the Company’s membership interest in FC-GEN will increase and its purchase price will be reflected in its share of the tax basis of FC-GEN’s tangible and intangible assets.  Any resulting increases in tax basis are likely to increase tax depreciation and amortization deductions and, therefore, reduce the amount of income tax the Company would otherwise be required to pay in the future.  Any such increase would also decrease gain (or increase loss) on future dispositions of the affected assets.  There were exchanges of 3.5 million FC-GEN units and Class C shares during the year ended December 31, 2019, equating to 3.5 million Class A shares.  The exchanges during the year ended December 31, 2019, resulted in a $16.9 million IRC Section 754 tax basis step-up in the tax deductible goodwill of FC-GEN.  There were exchanges of 1.9 million FC-GEN units and Class C shares during the year ended December 31, 2018, equating to 1.9 million Class A shares.  The exchanges during the year ended December 31, 2018 resulted in a $9.6 million IRC Section 754 tax basis step-up in the tax deductible goodwill of FC-GEN.

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

(16)Related Party Transactions

The Company provides rehabilitation services to certain facilities owned and operated by two customers in which certain members of the Company’s board of directors, board observers, and shareholders with greater than 5% of the Company’s Class A common stock beneficially own an ownership interest.  In the case of one significant customer, these services resulted in net revenues of $114.3 million and $126.4 million in the years ended December 31, 2019 and 2018, respectively.  The services resulted in net accounts receivable balances of $28.9 million and $32.3 million at December 31, 2019 and 2018, respectively.  Further, the Company holds a note receivable from this customer, which was derived from past due accounts receivable, in the amount of $56.3 million.  The Company has reserved $55.0 million on the note receivable balance.  The reserve represents the judgment of management and does not indicate a forgiveness of any amount owed by this related party customer.  The Company is monitoring the financial condition of this customer and will adjust the reserve levels accordingly as new information about their outlook is available.  In the case of the other customer, services began in the third quarter of 2018.  The Company recorded net revenues of $6.6 million and $1.9 million in the years ended December 31, 2019 and 2018, respectively, resulting in net accounts receivable balances of $1.4 million and $1.1 million at December 31, 2019 and 2018, respectively.

Prior to December 31, 2019, certain members of the Company’s board of directors, board observers, and shareholders with greater than 5% of the Company’s Class A common stock indirectly beneficially held ownership interests in FC Compassus LLC (Compassus) totaling less than 10% in the aggregate.  Effective December 31, 2019, no members indirectly beneficially hold ownership interests in Compassus.  The Company is party to certain immaterial preferred provider and affiliation agreements with Compassus.  Separately, the

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company had a note receivable balance of $23.2 million from Compassus. The note was comprised of principal of $12.0 million and accrued interest, and was associated with the Company’s sale of its hospice and home health operations to Compassus, which was completed during 2016.  The note balance was paid in full during December 2019.

Prior to September 20, 2019, certain members of the Company’s board of directors, board observers, and shareholders with greater than 5% of the Company’s Class A common stock indirectly beneficially held ownership interests in Trident USA totaling less than 10% in the aggregate. Effective September 20, 2019, no members indirectly beneficially hold ownership interests in Trident USA. However, the Company remains party to mobile radiology and laboratory/diagnostic services agreements with Trident USA.  Fees for these services were $8.4 million and $12.6 million in the years ended December 31, 2019 and 2018, respectively.

Certain subsidiaries of the Company are subject to a lease of 12 centers in New Hampshire and Florida from 12 separate limited liability companies affiliated with Next (the Next Landlord Entities). The lease was effective June 1, 2018 and the initial annualized rent to be paid is $13.0 million. The lease includes a purchase option that is exercisable in 2022. In addition, certain subsidiaries of the Company are subject to a lease of 15 centers from 15 separate limited liability companies affiliated with the Next Landlord Entities. The Company owns a 46% membership interest in the Next Partnership. The lease was effective February 1, 2019 and the initial annualized rent to be paid is $19.5 million. The lease includes a purchase option that is exercisable during 2024 through 2026. See Note 4 – “Significant Transactions and Events – Strategic Partnerships – Next Partnership.”  Certain members of the Company’s board of directors each directly or indirectly hold an ownership interest in the Next Landlord Entities totaling approximately 4% in the aggregate.  These members have earned acquisition fees, and may earn asset management fees and other fees paid from the Next Landlord Entities.

As of December 31, 2019, Welltower held approximately 8.9% of the shares of the Company’s Class A Common Stock, representing approximately 5.8% of the voting power of the Company’s voting securities. The Company is party to a master lease with an affiliate of Welltower. The initial term of the master lease expires on January 31, 2037 and the Company has one eleven-year renewal option. Beginning January 1, 2019, annual rent escalators under the master lease were 2.0%. During the year ended December 31, 2019, the Company paid rent of approximately $73.7 million to Welltower. The Company holds options to purchase certain facilities subject to the master lease. At December 31, 2019, the Company leased 43 facilities from Welltower. The Company and certain of its affiliates are also party to certain debt instruments with Welltower. See Note 12 – “Long-Term Debt – Term Loan Agreements,” “Long-Term Debt – Real Estate Loans,” and “Long-Term Debt – Notes Payable.”

During the third quarter of 2019, the Company entered into a consulting agreement with one of the Company’s board observers.  The consulting agreement has a term of one year and compensation of approximately $0.6 million.  Services provided include sourcing, negotiating and assisting with closing of transactions and financing.  On March 5, 2020, the consulting agreement was terminated.

(17)Defined Contribution Plan

The Company sponsors a defined contribution plan covering substantially all employees who meet certain eligibility requirements. The Company did not match employee contributions for the defined contribution plan in 2019 and 2018.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18)Other Income

In the years ended December 31, 2019 and 2018, the Company completed multiple transactions, including the divestitures of numerous owned assets and the termination and refinancing of certain facilities subject to lease agreements. See Note 4 – “Significant Transactions and Events.”  These transactions resulted in a net gain recorded as other income in the consolidated statements of operations.  The following table summarizes those net gains (in thousands):

	Year ended December 31,
	2019	2018
Gain on sale of owned assets (1)	$(90,723)	$—
Loss recognized for exit costs associated with divestiture of operations (2)	12,997	21,459
Gain on lease termination or modification (3)	(95,779)	(34,379)
Total other income	$(173,505)	$(12,920)

(1)

The Company sold 13 owned skilled nursing facilities and two assisted/senior living facilities in 2019.  The gain represents sale proceeds in excess of the carrying value of the assets sold.  The Company sold 22 skilled nursing facilities and one assisted/senior living facility in 2018.  The sale price approximated the carrying value of those assets sold.

(2)

The Company divested operations of 44 facilities and 55 facilities in 2019 and 2018, respectively.  Upon divestiture, the Company recognizes exit costs for uncollectible accounts receivable resulting from a sale, the write-off of inventory balances assumed by the new operator, and other costs associated with the transition of operations.

(3)

The Company has amended numerous lease agreements in 2019 and 2018 in conjunction with its efforts detailed in Note 4 – “Significant Transactions and Events.”   These transactions resulted in a combination of base rent reductions, annual escalator reductions, lease term extensions or reductions and facility terminations.  Each lease amendment triggers a lease reassessment of the respective ROU asset and lease liability with an offsetting adjustment recorded to the consolidated statements of operations as other income or loss.

(19)Asset Impairment Charges

Long-Lived Assets with a Definite Useful Life

In each quarter, the Company’s long-lived assets with a definite useful life are tested for impairment at the lowest levels for which there are identifiable cash flows.  The Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived assets and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived assets.  The cash flow period was based on the remaining useful lives of the primary asset in each long-lived asset group, principally a building or ROU asset in the inpatient segment and customer relationship assets in the rehabilitation therapy services segment.  During the years ended December 31, 2019 and 2018, the Company recognized impairment charges in the inpatient segment totaling $16.9 million and $105.0 million, respectively.

Identifiable Intangible Assets with a Definite Useful Life

Favorable lease contracts represent the estimated value of future cash outflows of operating lease contracts compared to lease rates that could be negotiated in an arms-length transaction at the time of measurement.  Favorable lease contracts are amortized on a straight-line basis over the lease terms. These favorable lease contracts are measured for impairment using estimated future net undiscounted cash flows expected to be generated from the use of the leased assets compared to the carrying amount of the favorable lease.  The cash flow period was based on the remaining useful lives of the asset, which for favorable lease assets is the lease term.  During the year ended December 31, 2018, the Company recognized impairment charges on its favorable lease intangible assets with a definite useful life of $3.5 million.  This charge is presented in goodwill and identifiable intangible asset impairments on the consolidated statements of operations.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Identifiable Intangible Assets with an Indefinite Useful Life

The Company performed its annual goodwill impairment test as of September 30, 2019 and 2018.  For the years ended December 31, 2019 and 2018, the Company performed a qualitative impairment test, which indicated that no impairment existed.  The Company conducts the test at the reporting unit level that management has determined aligns with the Company’s segment reporting.  See Note 7 – “Segment Information.”  Indefinite-lived intangible assets consist of trade names. In conjunction with the annual goodwill impairment test, the Company performed an assessment of its indefinite-lived intangible assets, noting no impairment existed for the years ended December 31, 2019 and 2018.

(20)Assets Held for Sale

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

During the year ended December 31, 2019, the Company identified a disposal group of seven skilled nursing facilities and one assisted/senior living facility operated by the Company in the state of California that qualified as assets held for sale, but did not meet the criteria as a discontinued operation. The Company is party to a purchase and sale agreement, as amended, to sell the facilities for $88.8 million.  During the year ended December 31, 2019, the sale of seven of the eight facilities was completed.  See Note 4 – “Significant Transactions and Events – Divestiture of Non-Strategic Facilities – 2019 Divestitures – California Divestitures.”  The sale of the remaining HUD-insured facility occurred on February 26, 2020.  See Note 23 – “Subsequent Events - Divestitures.”

During the year ended December 31, 2018, the Company identified a disposal group of 23 skilled nursing facilities operated by the Company in the state of Texas that qualified as assets held for sale, but did not meet the criteria as a discontinued operation.  The Company completed the sale of the operations of all 23 skilled nursing facilities and the real estate of 16 skilled nursing facilities during the fourth quarter of 2018.  The Company was party to a purchase and sale agreement, as amended, to sell the remaining seven facilities for $20.1 million.  Four of the facilities were subject to Welltower Real Estate Loans and three of the facilities were subject to HUD-insured loans.  The Company classified as assets held for sale in its consolidated balance sheets as of December 31, 2018, the real property and other balances associated with the remaining seven facilities.  In the fourth quarter of 2019, the Company completed the sale of the remaining seven facilities, marking an exit from the inpatient business in Texas.  See Note 4 – “Significant Transactions and Events – Divestiture of Non-Strategic Facilities – 2019 Divestitures – Texas Divestitures.”

In total, the Company classified as assets held for sale in its consolidated balance sheets as of December 31, 2019 and 2018, the real property and other balances associated with one facility and seven facilities, respectively.  The following table sets forth the major classes of assets and liabilities included as part of the disposal groups as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Current assets:
Prepaid expenses	$1,171	$3,375
Long-term assets:
Property and equipment, net of accumulated depreciation of $2,201 and $3,640 at December 31, 2019 and December 31, 2018, respectively	16,306	16,087
Total assets	$17,477	$19,462
Current liabilities:
Current installments of long-term debt	$368	$639
Long-term liabilities:
Long-term debt	19,789	25,942
Total liabilities	$20,157	$26,581

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(21)Commitments and Contingencies

Loss Reserves For Certain Self-Insured Programs

General and Professional Liability and Workers’ Compensation

The Company self-insures for certain insurable risks, including general and professional liabilities and workers’ compensation liabilities through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary among states in which the Company operates, including wholly-owned captive insurance subsidiaries, to provide for potential liabilities for general and professional liability claims and workers’ compensation claims. General and professional liability policies are typically written for a duration of 12 months or less and are measured on a “claims made” basis. Regarding workers’ compensation, the Company self-insures to its deductible and purchases statutorily required insurance coverage in excess of its deductible. Excess insurance policies are typically written for a duration of 12 months or less and are measured on an “occurrence” basis. There is a risk that amounts funded by the Company’s self-insurance programs may not be sufficient to respond to all claims asserted under those programs. Insurance reserves represent estimates of future claims payments. This liability includes an estimate of the development of reported losses and losses incurred but not reported. Provisions for changes in insurance reserves are made in the period of the related coverage. The Company also considers amounts that may be recovered from excess insurance carriers in estimating the ultimate net liability for such risks.

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

The Company utilizes a combination of third-party administrators (TPAs), in-house adjusters, and legal counsel, along with systems designed to maintain and process claims to provide it with the data utilized in its assessments of reserve adequacy. Where TPAs are utilized, they operate under the oversight of the Company’s in-house risk management and legal functions. These functions and systems ensure that the claims are properly administered so that the historical data is reliable for estimation purposes. Case reserves, which are approved by the Company’s legal and risk management departments, are determined based on an estimate of the ultimate settlement and/or ultimate loss exposure of individual claims.

The provision for general and professional liability risks totaled $70.1 million and $102.5 million for the years ended December 31, 2019 and 2018, respectively.  The reduction in the provision for general and professional liability for the year ended December 31, 2019 is the result of favorable prior year claim development and lower current year loss exposures. The favorable development is due to the combination of the ongoing impact of tort reform, claim settlements, and other risk management activities. The reserves for general and professional liability, which are recorded on an undiscounted basis, were $392.8 million and $435.3 million as of December 31, 2019 and 2018, respectively.

The provision for workers’ compensation risks totaled $47.6 million and $49.9 million for the years ended December 31, 2019 and 2018, respectively. The reserves for workers’ compensation risks were $160.5 million and $168.3 million as of December 31, 2019 and 2018, respectively. These reserves are discounted based on actuarial estimates of claim payment patterns using a discount rate for the current policy year of 1.6%. The discount rates are based upon the risk-free rate for the appropriate duration for the respective policy year. The removal of discounting would have resulted in an increased reserve for workers’ compensation risks of $12.0 million and $8.3 million as of December 31, 2019 and 2018, respectively.

Health Insurance

The Company offers employees an option to participate in self-insured health plans.  Health insurance claims are paid as they are submitted to the plans’ administrators.  The Company maintains an accrual for claims that have been incurred but not yet reported to the plans’ administrators and therefore have not yet been paid.  This accrual for incurred but not yet reported claims was $15.1 million and

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$16.6 million as of December 31, 2019 and 2018, respectively.  The liability for the self-insured health plan is recorded in accrued compensation in the consolidated balance sheets.  Although management believes that the amounts provided in the Company’s consolidated financial statements are adequate and reasonable, there can be no assurances that the ultimate liability for such self-insured risks will not exceed management’s estimates.

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

Settlement Agreement

In 2017, the Company and the U.S. Department of Justice (the DOJ) entered into a settlement agreement regarding four matters arising out of the activities of Skilled Healthcare Group, Inc. (Skilled) or Sun Healthcare Group, Inc. prior to their operations becoming part of the Company’s operations (collectively, the Successor Matters).  The Company agreed to the settlement in order to resolve the allegations underlying the Successor Matters and to avoid the uncertainty and expense of litigation.

The settlement agreement called for payment of a collective settlement amount of $52.7 million (the Settlement Amount), including separate Medicaid repayment agreements with each affected state Medicaid program.  The Company will continue to remit the Settlement Amount through January 1, 2022.  The remaining outstanding Settlement Amount at December 31, 2019 was $25.7 million, of which $12.1 million is recorded in accrued expenses and $13.6 million is recorded in other long-term liabilities.

Conditional Asset Retirement Obligations

Certain of the Company’s leased and owned real estate assets contain asbestos, which is believed to be appropriately contained in accordance with environmental regulations.  If these properties were demolished or subject to renovation activities that disturb the asbestos, certain environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed.

At December 31, 2019 and 2018, the Company has a liability for the asset retirement obligation associated primarily with the cost of asbestos removal aggregating approximately $6.6 million and $9.0 million, respectively, which is included in other long-term liabilities.  The liability for each facility will be accreted to its settlement value, which is estimated to approximate $16.9 million through the estimated settlement dates extending from 2020 through 2042.  Due to the time over which these obligations could be settled and the judgment used to determine the liability, the ultimate obligation may differ from the estimate.  Upon settlement, any difference between actual cost and the estimate is recognized as a gain or loss in that period.

Annual accretion of the liability is recorded each year for the impacted assets until the obligation year is reached, either by sale of the property, demolition or some other future event such as a government action.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The tables below present the Company’s assets measured at fair value on a recurring basis as of December 31, 2019 and 2018, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2019	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$12,097	$12,097	$—	$—
Restricted cash and equivalents	113,709	113,709	—	—
Restricted investments in marketable securities:
Mortgage/government backed securities	21,023	—	21,023	—
Corporate bonds	48,926	—	48,926	—
Government bonds	66,993	45,903	21,090	—
Total	$262,748	$171,709	$91,039	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$20,865	$20,865	$—	$—
Restricted cash and equivalents	121,411	121,411	—	—
Restricted investments in marketable securities:
Mortgage/government backed securities	11,819	—	11,819	—
Corporate bonds	55,819	—	55,819	—
Government bonds	68,515	40,699	27,816	—
Total	$278,429	$182,975	$95,454	$—

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

Debt Instruments

The table below shows the carrying amounts and estimated fair values, net of debt issuance costs and other non-cash debt discounts and premiums, of the Company’s primary long-term debt instruments:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Asset based lending facilities	$412,346	$412,346	$419,289	$419,289
Term loan agreements	196,714	196,714	184,652	184,652
Real estate loans	265,700	265,700	307,690	307,690
HUD insured loans	117,117	117,117	181,762	180,950
Notes payable	116,952	116,952	81,398	81,398
Mortgages and other secured debt (recourse)	6,369	6,369	4,190	4,190
Mortgages and other secured debt (non-recourse)	498,222	498,222	26,483	26,483
	$1,613,420	$1,613,420	$1,205,464	$1,204,652

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

Non-Recurring Fair Value Measures

The Company recently applied the fair value measurement principles to certain of its non-recurring nonfinancial assets in connection with an impairment test. The following tables present the Company’s hierarchy for nonfinancial assets measured at fair value on a non-recurring basis (in thousands):

		Impairment Charges -
	Carrying Value	Year ended
	December 31, 2019	December 31, 2019
Assets:
Property and equipment, net	$962,105	$10,696
Finance lease right-of-use assets, net	37,097	—
Operating lease right-of-use assets	2,399,505	6,241
Intangible assets, net	87,446	—
Goodwill	85,642	—

		Impairment Charges -
	Carrying Value	Year ended
	December 31, 2018	December 31, 2018
Assets:
Property and equipment, net	$2,887,554	$104,997
Intangible assets, net	119,082	3,538
Goodwill	85,642	—

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(23)Subsequent Events

Strategic Partnerships

Vantage Point Partnership

On January 10, 2020, Welltower sold the real estate of one skilled nursing facility located in Massachusetts to Vantage Point Partnership.  The sale represents the final component of the transaction that was initiated on September 12, 2019.  The Company will receive an annual rent credit of $0.7 million from Welltower as a result of the lease termination.  The Vantage Point Partnership acquired this skilled nursing facility for a purchase price of $9.1 million.  The initial consolidation of this skilled nursing facility primarily resulted in property and equipment of $9.1 million, non-recourse debt of $7.3 million with the balance of the purchase price settled primarily with proceeds held in escrow from the September 12, 2019 closing.  The Company will continue to operate the facility under the master lease agreement with Vantage Point Partnership along with the other 18 facilities.  The addition of this one skilled nursing facility resulted in an increase of annual rent of $0.9 million.  See Note 4 - “Significant Transactions and Events – Strategic Partnerships - Vantage Point Partnership.”

NewGen Partnership

On February 1, 2020, the Company transitioned operational responsibility for 19 facilities in the states of California, Washington and Nevada to New Generation Health, LLC (NewGen). The Company sold the real estate and operations of six skilled nursing facilities and transferred the leasehold rights to 13 skilled nursing, behavioral health and assisted living facilities for $78.9 million.  The Company will retain a 50% interest in the facilities.  Net transaction proceeds were used by the Company to repay indebtedness, including prepayment fees, of $33.7 million, fund its initial equity contribution and working capital requirement of approximately $15.0 million, and provide financing to the partnership of $9.0 million.  Concurrently, the facilities have entered, or will enter upon regulatory approval, into management services agreements with NewGen for the day-to-day operations of the facilities. The Company will continue to provide administrative and back office services to the facilities pursuant to administrative support agreements, as well as therapy services pursuant to therapy services agreements.  The Company is currently assessing whether it will continue to consolidate the financial statements of these facilities for financial reporting purposes.

Divestitures

On January 31, 2020, Omega sold the real estate of one skilled nursing facility located in Massachusetts. The Company leased the facility under a master lease agreement, but closed the facility on July 1, 2019.  The sale resulted in the lease termination of the facility and an annual rent credit of $0.4 million.

On February 1, 2020, the Company sold two owned skilled nursing facilities in North Carolina and one owned skilled nursing facility in Maryland for $61.8 million.  Proceeds were used to retire $29.1 million of HUD financed debt.  The three facilities generated revenues of $38.7 million and pre-tax income of $0.5 million.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 26, 2020, the Company completed the sale of one owned HUD-insured skilled nursing facility in California for $20.8 million.  The facility had been classified as an asset held for sale as of December 31, 2019.  Proceeds were used to retire $20.5 million of HUD financed debt.  The facility generated revenues of $14.0 million and pre-tax loss of $0.1 million.  See Note 20 – “Assets Held for Sale.”

On March 4, 2020, the Company divested the operations of one leased assisted/senior living facility in Montana. The lease termination resulted in an annual rent credit of $0.7 million.  The facility generated revenues of $2.5 million and pre-tax income of $0.1 million.

The Company is currently assessing the impact these divestitures and lease amendments will have on its consolidated financial statements.