Form 10-Q
period 2020-03-31
Genesis Healthcare, Inc.
filed 2020-05-27
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020.

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on May 26, 2020, was:

Class A common stock, $0.001 par value – 110,124,460 shares

Class B common stock, $0.001 par value –        744,396 shares

Class C common stock, $0.001 par value –   55,409,742 shares

Genesis Healthcare, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	March 31, 2020	December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$23,502	$12,097
Restricted cash and equivalents	47,285	63,101
Restricted investments in marketable securities	31,855	31,855
Accounts receivable	553,520	567,636
Prepaid expenses	73,774	108,908
Other current assets	43,845	44,079
Assets held for sale	—	1,171
Total current assets	773,781	828,847
Property and equipment, net of accumulated depreciation of $415,948 and $431,361 at March 31, 2020 and December 31, 2019, respectively	853,793	962,105
Finance lease right-of-use assets, net of accumulated amortization of $24,436 and $23,401 at March 31, 2020 and December 31, 2019, respectively	33,791	37,097
Operating lease right-of-use assets	2,353,477	2,399,505
Restricted cash and equivalents	50,766	50,608
Restricted investments in marketable securities	99,266	105,087
Other long-term assets	109,400	85,725
Deferred income taxes	4,391	3,772
Identifiable intangible assets, net of accumulated amortization of $77,553 and $76,243 at March 31, 2020 and December 31, 2019, respectively	86,136	87,446
Goodwill	85,642	85,642
Assets held for sale	38,538	16,306
Total assets	$4,488,981	$4,662,140
Liabilities and Stockholders' Deficit:
Current liabilities:
Current installments of long-term debt	$106,088	$162,426
Current installments of finance lease obligations	2,926	2,839
Current installments of operating lease obligations	142,191	140,887
Accounts payable	195,356	238,384
Accrued expenses	226,692	226,092
Accrued compensation	154,058	153,698
Self-insurance reserves	149,655	146,476
Current portion of liabilities held for sale	728	368
Total current liabilities	977,694	1,071,170
Long-term debt	1,355,148	1,450,994
Finance lease obligations	38,845	39,335
Operating lease obligations	2,632,831	2,681,403
Deferred income taxes	4,792	5,245
Self-insurance reserves	412,189	406,864
Liabilities held for sale	44,913	19,789
Other long-term liabilities	64,704	69,905
Commitments and contingencies
Stockholders’ deficit:
Class A common stock, (par $0.001, 1,000,000,000 shares authorized, issued and outstanding - 108,163,948 and 107,888,854 at March 31, 2020 and December 31, 2019, respectively)	108	108
Class B common stock, (par $0.001, 20,000,000 shares authorized, issued and outstanding - 744,396 and 744,396 at March 31, 2020 and December 31, 2019, respectively)	1	1
Class C common stock, (par $0.001, 150,000,000 shares authorized, issued and outstanding - 55,902,144 and 56,172,193 at March 31, 2020 and December 31, 2019, respectively)	56	56
Additional paid-in-capital	247,876	248,594
Accumulated deficit	(976,788)	(1,010,296)
Accumulated other comprehensive income	1,243	602
Total stockholders’ deficit before noncontrolling interests	(727,504)	(760,935)
Noncontrolling interests	(314,631)	(321,630)
Total stockholders' deficit	(1,042,135)	(1,082,565)
Total liabilities and stockholders’ deficit	$4,488,981	$4,662,140

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three months ended March 31,
	2020	2019
Net revenues	$1,092,250	$1,161,640
Salaries, wages and benefits	580,533	642,410
Other operating expenses	340,481	342,538
General and administrative costs	39,617	35,532
Lease expense	98,020	94,061
Depreciation and amortization expense	25,988	38,195
Interest expense	36,240	51,516
Loss on early extinguishment of debt	4,039	—
Investment income	(1,156)	(1,864)
Other income	(84,832)	(16,917)
Transaction costs	5,591	1,261
Long-lived asset impairments	9,700	—
Equity in net income of unconsolidated affiliates	127	(61)
Income (loss) before income tax (benefit) expense	37,902	(25,031)
Income tax (benefit) expense	(779)	51
Net income (loss)	38,681	(25,082)
Less net (income) loss attributable to noncontrolling interests	(5,173)	9,819
Net income (loss) attributable to Genesis Healthcare, Inc.	$33,508	$(15,263)
Earnings (loss) per common share:
Basic:
Weighted-average shares outstanding for basic net income (loss) per share	109,721	103,715
Basic net income (loss) per common share attributable to Genesis Healthcare, Inc.	$0.31	$(0.15)

Diluted:
Weighted-average shares outstanding for diluted net income (loss) per share	167,414	103,715
Diluted net income (loss) per common share attributable to Genesis Healthcare, Inc.	$0.24	$(0.15)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	Three months ended March 31,
	2020	2019
Net income (loss)	$38,681	$(25,082)
Net unrealized gain on marketable securities, net of tax	978	496
Comprehensive income (loss)	39,659	(24,586)
Less: comprehensive (income) loss attributable to noncontrolling interests	(5,510)	9,720
Comprehensive income (loss) attributable to Genesis Healthcare, Inc.	$34,149	$(14,866)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(IN THOUSANDS)

(UNAUDITED)

									Accumulated
									other			Total
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated	comprehensive	Stockholders'	Noncontrolling	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	income	deficit	interests	deficit
Balance at December 31, 2019	107,889	$108	744	$1	56,172	$56	$248,594	$(1,010,296)	$602	$(760,935)	$(321,630)	$(1,082,565)
Net income	—	—	—	—	—	—	—	33,508	—	33,508	5,173	38,681
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	641	641	337	978
Share based compensation	—	—	—	—	—	—	1,894	—	—	1,894	—	1,894
Issuance of common stock	5	—	—	—	—	—	—	—	—	—	—	—
Conversion of common stock among classes	270	—	—	—	(270)	—	(2,612)	—	—	(2,612)	2,612	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,123)	(1,123)
Balance at March 31, 2020	108,164	$108	744	$1	55,902	$56	$247,876	$(976,788)	$1,243	$(727,504)	$(314,631)	$(1,042,135)

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$38,681	$(25,082)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash interest and leasing arrangements, net	5,901	5,222
Other non-cash gain, net	(84,832)	(16,917)
Share based compensation	1,894	2,087
Depreciation and amortization expense	25,988	38,195
Reduction in the carrying amount of operating lease right-of-use assets	31,506	29,574
Provision (recovery) for losses on accounts receivable	201	(685)
Equity in net income of unconsolidated affiliates	127	(61)
Benefit for deferred taxes	(1,331)	(835)
Loss on early extinguishment of debt	1,328	—
Long-lived asset impairments	9,700	—
Changes in assets and liabilities:
Accounts receivable	7,321	20,974
Accounts payable and other accrued expenses and other	7,277	(18,759)
Operating lease obligations	(28,511)	(21,567)
Net cash provided by operating activities	15,250	12,146
Cash flows from investing activities:
Capital expenditures	(21,278)	(23,529)
Purchases of marketable securities	(12,359)	(14,700)
Proceeds on maturity or sale of marketable securities	19,416	8,257
Purchases of assets	(9,146)	(252,475)
Sales of assets	161,408	79,000
Restricted deposits	749	—
Investments in joint venture	(14,886)	—
Loan provided to joint venture	(9,000)	—
Other, net	32	28
Net cash provided by (used in) investing activities	114,936	(203,419)
Cash flows from financing activities:
Borrowings under revolving credit facilities	1,093,643	1,163,000
Repayments under revolving credit facilities	(1,143,692)	(1,194,676)
Proceeds from issuance of long-term debt	7,339	170,565
Repayment of long-term debt	(89,654)	(4,467)
Repayment of finance lease obligations	(712)	(575)
Debt issuance costs	(240)	(3,708)
Contributions from noncontrolling interests	—	18,500
Distributions to noncontrolling interests and stockholders	(1,123)	(1,138)
Net cash (used in) provided by financing activities	(134,439)	147,501
Net decrease in cash, cash equivalents and restricted cash and equivalents	(4,253)	(43,772)
Cash, cash equivalents and restricted cash and equivalents:
Beginning of period	125,806	142,276
End of period	$121,553	$98,504
Supplemental cash flow information:
Interest paid	$31,815	$45,620
Net taxes paid	1,430	1,081
Non-cash investing and financing activities:
Finance lease obligations, net gross up (write-down) due to lease activity	$309	$(131,842)
Assets subject to finance lease obligations, net (gross-up) write-down due to lease activity	(310)	61,512
Operating lease obligations, net gross-up due to lease activity	(18,757)	2,408,557
Assets subject to operating leases, net (gross-up) due to lease activity	14,320	(2,264,702)
Financing obligations, net write-down due to lease activity	—	(2,734,940)
Assets subject to financing obligations, net write-down due to lease activity	—	1,718,507

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)General Information

Description of Business

Genesis Healthcare, Inc. is a healthcare services holding company that, through its subsidiaries (collectively, the Company or Genesis), owns and operates skilled nursing facilities, assisted/senior living facilities and a rehabilitation therapy business.  The Company has an administrative services company that provides a full complement of administrative and consultative services that allows its affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. At March 31, 2020, the Company provided inpatient services through 376 skilled nursing, assisted/senior living and behavioral health centers located in 26 states.  Revenues of the Company’s owned, leased and otherwise consolidated inpatient businesses constitute approximately 87% of its revenues.

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

Reliance on SEC Relief from Filing Requirements

The Company, relying on the Order of the U.S. Securities and Exchange Commission (the SEC) issued on March 25, 2020, delayed the filing of this Quarterly Report on Form 10-Q for the three months ended March 31, 2020 due to circumstances related to the 2019 novel coronavirus (COVID-19). In particular, the Company’s operations and corporate facilities are located throughout the United States with its corporate headquarters in Kennett Square, Pennsylvania.  Various government-imposed restrictions in many of the areas in which the Company operates, including its corporate offices, have limited access to its corporate facilities which have, in turn, slowed the timely completion of the Company’s financial reporting process, including evaluating the various impacts of COVID-19 on its historical and projected financial statements, such as occupancy and expense forecasts.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the disclosures normally required by U.S. GAAP or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2019 filed with the SEC on Form 10-K on March 16, 2020.

Financial Condition and Liquidity Considerations

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date the Company’s financial statements were issued (May 27, 2020). Management considered the recent results of operations as well as the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before May 27, 2021.  Based upon such considerations, management determined that there are no known or knowable conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date of issuance of these financial statements (May 27, 2020).

The Company’s results of operations continue to be negatively impacted by the persistent pressure of healthcare reforms enacted in recent years and more recently by the COVID-19 pandemic.  This challenging operating environment has been most acute in the Company’s inpatient segment, but also has had a detrimental effect on the Company’s rehabilitation therapy segment and its customers.  In recent years, the Company has implemented a number of cost mitigation strategies to offset the negative financial implications of this challenging operating environment and with respect to COVID-19, it has access to certain grants and subsidy programs by federal and state governments.

The Company expects to continue to pursue cost mitigation and other strategies in response to the operating environment and liquidity requirements. Although the Company is and projects to be in compliance with all of its material debt and lease covenants through May 27, 2021, the ongoing uncertainty related to the impact of healthcare reform initiatives, including private and public responses to COVID-19, may have an adverse impact on the Company’s ability to remain in compliance with the covenants. Should the Company fail to comply with its debt and lease covenants at a future measurement date, it could, absent necessary and timely waivers and/or amendments, be in default under certain of its existing debt and lease agreements.  To the extent any cross-default provisions apply, the default could have a more significant impact on the Company’s financial position.

Recently Adopted Accounting Pronouncements

 In August 2018, the Financial Accounting Standards Board (the FASB) issued Accounting Standard Update (ASU) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which simplifies the fair value measurement disclosure requirements. The Company adopted the new standard on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets, such as available-for-sale debt securities. The standard replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased.  Further, the FASB issued ASU 2019-04 and ASU 2019-05 to provide additional guidance on the credit losses standard. The standard is effective for fiscal years beginning after December 15, 2022, for smaller reporting companies, including interim periods within those annual periods, with early adoption permitted.  The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides practical expedients and exceptions for reference rate reform related activities that impact debt, leases, and other contracts. The guidance is optional and may be applied as reference rate activities occur.  For a contract that meets the criteria, this ASU generally allows an entity to account for and present modifications as an event that does not require remeasurement at the modification date or reassessment of a previous accounting determination. The guidance was effective upon issuance and can be applied through December 31, 2022. The Company is currently evaluating the potential impact that this ASU will have on its consolidated financial statements and related disclosures.

(2)   Certain Significant Risks and Uncertainties

COVID-19

The COVID-19 pandemic has materially and adversely affected, and will continue to materially and adversely affect, the Company’s patients, staff and operations, which in turn has materially and adversely affected its revenues and expenses.  The Company began to experience the negative impact of  the COVID-19 pandemic beginning in late February 2020.  The negative impact escalated quickly subsequent to March 31, 2020.  For a more detailed discussion of the impact of COVID-19 on the Company’s operations, net revenues, operating expenses and liquidity, see Note 17 – “Subsequent Events – COVID-19.”

Revenue Sources

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care facilities that utilize its rehabilitation therapy and other services. The Company’s inpatient services segment derives approximately 79% of its revenue from Medicare and various state Medicaid programs. The following table depicts the Company’s inpatient services segment revenue by source for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Medicare	21%	21%
Medicaid	58%	58%
Insurance	12%	12%
Private	7%	7%
Other	2%	2%
Total	100%	100%

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

It is not possible to quantify fully the effect of legislative changes, public and private subsidy and grant programs related to COVID-19, the interpretation or administration of such legislation or other governmental initiatives on the Company’s business and the business of the customers served by the Company’s rehabilitation therapy business.  The potential impact of reforms to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, is uncertain at this time.  Also, initiatives among managed care payors, conveners and referring acute care hospital systems to reduce lengths of stay and avoidable hospital admissions and to divert referrals to home health or other community-based care settings could have an adverse impact on the Company’s business. Accordingly, there can be no assurance that the impact of any future healthcare legislation, regulation or actions by participants in the health care continuum will not adversely affect the Company’s business.  There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs.  The Company’s financial condition and results of operations are and will continue to be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

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

Management assesses its exposure to loss on accounts at the customer level.  The greatest concentration of risk exists in the Company’s rehabilitation therapy services business where it has over 140 distinct customers, many being chain operators with more than one location.  One of the Company’s customers, a related party, comprises $30.1 million, or approximately 36%, of the gross outstanding contract receivables in the rehabilitation services business at March 31, 2020.  See Note 11 – “Related Party Transactions.”  A future adverse event impacting this customer or several other large customers, resulting in their insolvency or other economic distress, would have a material impact on the Company.

The Company’s business is subject to a number of other known and unknown risks and uncertainties, which are discussed in Part II. Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 16, 2020, and in the Company’s Quarterly Reports on Form 10-Q, including the risk factors discussed herein in Part II. Item 1A.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Although the Company is in compliance, and projects to remain in compliance, with the covenants required by its material debt and lease agreements, the ongoing uncertainty related to the impact of healthcare reform initiatives and the effect of the COVID-19 pandemic may have an adverse impact on the Company’s ability to remain in compliance with its financial covenants through May 27, 2021.

The Company’s ability to maintain compliance with financial covenants required by its debt and lease agreements depends in part on management’s ability to increase revenues and control costs and receive adequate compensatory grants and subsidies from governmental authorities relative to the COVID-19 pandemic. Due to continuing changes in the healthcare industry, as well as the uncertainty with respect to changing referral patterns, patient mix, and reimbursement rates, it is possible that future operating performance may not generate sufficient operating results to maintain compliance with its quarterly debt and lease covenant requirements.

There can be no assurance that the confluence of these and other factors will not impede the Company’s ability to meet covenants required by its debt and lease agreements in the future.

(3)   Significant Transactions and Events

Strategic Partnerships

Vantage Point Partnership

On January 10, 2020, Welltower, Inc. (Welltower) sold the real estate of one skilled nursing facility located in Massachusetts to the Vantage Point Partnership.  The sale represents the final component of a transaction that occurred on September 12, 2019, whereby the Company acquired an approximately 30% membership interest in the real estate of 18 facilities previously leased from Welltower and Second Spring Healthcare Investments.  As a result of the January 10, 2020 transaction, the Company will receive an annual rent credit of $0.7 million from Welltower and recorded a gain of $0.2 million as a result of the lease termination.  The Vantage Point Partnership acquired this skilled nursing facility for a purchase price of $9.1 million.  The consolidation of this additional skilled nursing facility primarily resulted in property and equipment of $9.1 million, non-recourse debt of $7.3 million with the balance of the purchase price settled primarily with proceeds held in escrow from the September 12, 2019 closing.  The Company will continue to operate the facility under the master lease agreement with the Vantage Point Partnership along with the other 18 facilities.

NewGen Partnership

On February 1, 2020, the Company transitioned operational responsibility for 19 facilities in the states of California, Washington and Nevada to New Generation Health, LLC (NewGen). The Company sold the real estate and operations of six skilled nursing facilities and transferred the operations to 13 skilled nursing, behavioral health and assisted living facilities for $78.7 million.  Net transaction proceeds were used by the Company to repay indebtedness, including prepayment penalties, of $33.7 million, fund its initial 50% equity contribution and working capital requirement of $14.9 million, and provide financing to the partnership of $9.0 million.  The Company recorded a gain on sale of assets and transition of leased facilities of $58.8 million and loss on early extinguishment of debt of $1.0 million.  Concurrently, the facilities have entered, or will enter upon regulatory approval, into management services agreements with NewGen for the day-to-day operations of the facilities. The Company will continue to provide administrative and back office services to the facilities pursuant to administrative support agreements, as well as therapy services pursuant to therapy services agreements.  Subsequent to February 1, 2020, the Company has applied the equity method of accounting for its 50% interest in these operations.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Divestiture of Non-Strategic Facilities

On January 31, 2020, Omega Healthcare Investors, Inc. (Omega) sold the real estate of one skilled nursing facility located in Massachusetts. The Company leased the facility under a master lease agreement, but closed the facility on July 1, 2019.  The sale resulted in a gain on the lease termination of $0.2 million and an annual rent credit of $0.4 million.

On February 1, 2020, the Company sold two owned skilled nursing facilities in North Carolina and one owned skilled nursing facility in Maryland for $61.8 million.  Proceeds were used to retire $29.1 million of U.S. Department of Housing and Urban Development (HUD) financed debt.  The three facilities generated revenues of $38.7 million and pre-tax income of $0.5 million.  The transactions resulted in a gain on sale of $24.5 million and loss on early extinguishment of debt of $2.6 million.

On February 26, 2020, the Company completed the sale of one owned HUD-insured skilled nursing facility in California for $20.8 million.  The facility had been classified as an asset held for sale as of December 31, 2019.  Proceeds were used to retire $20.5 million of HUD financed debt.  The facility generated revenues of $14.0 million and pre-tax loss of $0.1 million.  See Note 14 – “Assets Held for Sale.”  The transactions resulted in a gain on sale of $3.0 million and loss on early extinguishment of debt of $0.4 million.

On March 4, 2020, the Company divested the operations of one leased assisted/senior living facility in Montana. The lease termination resulted in an annual rent credit of $0.7 million.  The facility generated revenues of $2.5 million and pre-tax income of $0.1 million.

Gains and losses associated with transactions and divestitures are included in other income on the consolidated statements of operations.  See Note 12 – “Other Income.”

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

The composition of net revenues by payor type and operating segment for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three months ended March 31, 2020
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$197,036		$21,909		$—		$218,945
Medicaid	550,990		490		—		551,480
Insurance	112,271		5,455		—		117,726
Private	75,069	(1)	110		—		75,179
Third party providers	—		73,106		18,617		91,723
Other	17,584	(2)	4,399	(2)	15,214	(3)	37,197
Total net revenues	$952,950		$105,469		$33,831		$1,092,250

	Three months ended March 31, 2019
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$207,968		$22,752		$—		$230,720
Medicaid	580,947		555		—		581,502
Insurance	125,080		5,234		—		130,314
Private	76,933	(1)	111		—		77,044
Third party providers	—		89,529		20,607		110,136
Other	16,564	(2)	2,659	(2)	12,701	(3)	31,924
Total net revenues	$1,007,492		$120,840		$33,308		$1,161,640
(1)

Includes Assisted/Senior living revenue of $21.8 million and $23.6 million for the three months ended March 31, 2020 and 2019, respectively.  Such amounts do not represent contracts with customers under ASC 606.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the numerator and denominator used in the calculation of basic net income (loss) per common share follows (in thousands, except per share data):

	Three months ended March 31,
	2020	2019
Numerator:
Net income (loss)	$38,681	$(25,082)
Less: Net (income) loss attributable to noncontrolling interests	(5,173)	9,819
Net income (loss) attributable to Genesis Healthcare, Inc.	$33,508	$(15,263)
Denominator:
Weighted-average shares outstanding for basic net income (loss) per share	109,721	103,715

Basic net income (loss) per common share attributable to Genesis Healthcare, Inc.	$0.31	$(0.15)

A reconciliation of the numerator and denominator used in the calculation of diluted net income (loss) per common share follows (in thousands, except per share data):

	Three months ended March 31,
	2020	2019
Numerator:
Net income (loss)	$38,681	$(25,082)
Less: Net (income) loss attributable to noncontrolling interests	(5,173)	9,819
Net income (loss) attributable to Genesis Healthcare, Inc.	$33,508	$(15,263)
Plus: Assumed conversion of noncontrolling interests	6,268	—
Net income (loss) available to common stockholders after assumed conversions	$39,776	$(15,263)
Denominator:
Weighted-average common shares outstanding	109,721	103,715
Plus: Assumed conversion of noncontrolling interests	56,023	—
Plus: Unvested restricted stock units and stock warrants	1,670	—
Adjusted weighted-average common shares outstanding, diluted	167,414	103,715

Diluted net income (loss) per common share attributable to Genesis Healthcare, Inc.	$0.24	$(0.15)

As the Company was in a net loss position for the three months ended March 31, 2019, the computation of diluted net loss per common share for this period excludes the effects of 60.0 million anti-dilutive shares attributable to the assumed conversion of noncontrolling interests, unvested restricted stock units, and stock warrants. As of March 31, 2019, there were 56.6 million units attributable to the noncontrolling interests outstanding.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)   Segment Information

The Company has three reportable operating segments: (i) inpatient services; (ii) rehabilitation therapy services; and (iii) other services. For additional information on these reportable segments, see Note 1 – “General Information – Description of Business.”

A summary of the Company’s segmented revenues follows (in thousands, except percentages):

	Three months ended March 31,
	2020		2019		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$929,873	85.1%	$982,396	84.6%	$(52,523)	(5.3)%
Assisted/Senior living facilities	21,822	2.0%	23,649	2.0%	(1,827)	(7.7)%
Administration of third party facilities	2,041	0.2%	2,247	0.2%	(206)	(9.2)%
Elimination of administrative services	(786)	(0.1)%	(800)	—%	14	1.8%
Inpatient services, net	952,950	87.2%	1,007,492	86.8%	(54,542)	(5.4)%

Rehabilitation therapy services:
Total therapy services	164,796	15.1%	195,071	16.8%	(30,275)	(15.5)%
Elimination of intersegment rehabilitation therapy services	(59,327)	(5.4)%	(74,231)	(6.4)%	14,904	20.1%
Third party rehabilitation therapy services, net	105,469	9.7%	120,840	10.4%	(15,371)	(12.7)%

Other services:
Total other services	54,823	5.0%	42,118	3.6%	12,705	30.2%
Elimination of intersegment other services	(20,992)	(1.9)%	(8,810)	(0.8)%	(12,182)	(138.3)%
Third party other services, net	33,831	3.1%	33,308	2.8%	523	1.6%

Net revenues	$1,092,250	100.0%	$1,161,640	100.0%	$(69,390)	(6.0)%

A summary of the Company’s unaudited condensed consolidated statement of operations follows (in thousands):

	Three months ended March 31, 2020
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$953,736	$164,796	$54,039	$784	$(81,105)	$1,092,250
Salaries, wages and benefits	411,042	134,569	34,922	—	—	580,533
Other operating expenses	395,526	8,502	17,683	—	(81,230)	340,481
General and administrative costs	—	—	—	39,617	—	39,617
Lease expense	96,982	312	427	299	—	98,020
Depreciation and amortization expense	21,634	1,686	198	2,489	(19)	25,988
Interest expense	13,566	14	10	23,830	(1,180)	36,240
Loss on early extinguishment of debt	—	—	—	4,039	—	4,039
Investment income	—	—	—	(2,336)	1,180	(1,156)
Other (income) loss	(85,112)	—	280	—	—	(84,832)
Transaction costs	—	—	—	5,591	—	5,591
Long-lived asset impairments	9,700	—	—	—	—	9,700
Equity in net income of unconsolidated affiliates	—	—	—	188	(61)	127
Income (loss) before income tax benefit	90,398	19,713	519	(72,933)	205	37,902
Income tax benefit	—	—	—	(779)	—	(779)
Net income (loss)	$90,398	$19,713	$519	$(72,154)	$205	$38,681

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended March 31, 2019
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,008,292	$195,071	$42,065	$53	$(83,841)	$1,161,640
Salaries, wages and benefits	456,762	157,092	28,556	—	—	642,410
Other operating expenses	401,932	10,957	13,489	—	(83,840)	342,538
General and administrative costs	—	—	—	35,532	—	35,532
Lease expense	92,966	330	342	423	—	94,061
Depreciation and amortization expense	31,872	3,164	174	2,985	—	38,195
Interest expense	27,040	14	9	24,453	—	51,516
Investment income	—	—	—	(1,864)	—	(1,864)
Other income	(16,841)	(76)	—	—	—	(16,917)
Transaction costs	—	—	—	1,261	—	1,261
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(524)	463	(61)
Income (loss) before income tax expense	14,561	23,590	(505)	(62,213)	(464)	(25,031)
Income tax expense	—	—	—	51	—	51
Net income (loss)	$14,561	$23,590	$(505)	$(62,264)	$(464)	$(25,082)

The following table presents the segment assets as of March 31, 2020 compared to December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Inpatient services	$4,076,856	$4,221,579
Rehabilitation therapy services	274,785	281,978
Other services	50,354	49,877
Corporate and eliminations	86,986	108,706
Total assets	$4,488,981	$4,662,140

The following table presents segment goodwill as of March 31, 2020 compared to December 31, 2019 (in thousands):

	Rehabilitation Therapy Services	Other Services	Consolidated
Balance at December 31, 2019
Goodwill	$73,814	$11,828	$85,642
Accumulated impairment losses	—	—	—
	$73,814	$11,828	$85,642
Balance at March 31, 2020
Goodwill	73,814	11,828	85,642
Accumulated impairment losses	—	—	—
	$73,814	$11,828	$85,642

(7)   Property and Equipment

Property and equipment consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Land, buildings and improvements	$895,787	$1,004,447
Equipment, furniture and fixtures	371,138	386,248
Construction in progress	2,816	2,771
Gross property and equipment	1,269,741	1,393,466
Less: accumulated depreciation	(415,948)	(431,361)
Net property and equipment	$853,793	$962,105

Net property and equipment included $540.9 million and $535.9 million at March 31, 2020 and December 31, 2019, respectively, associated with the Company's consolidated VIEs.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended March 31, 2020, the Company sold 10 skilled nursing facilities resulting in a reduction in net property and equipment of $75.0 million.

During the three months ended March 31, 2020, the Company recorded long-lived asset impairment charges of $7.1 million.

(8)   Leases

The Company leases the majority of the skilled nursing facilities and assisted/senior living facilities used in its operations, most of which are subject to triple-net leases, meaning that in addition to rent, the Company is responsible for paying property taxes, insurance, and maintenance and repair costs.  As of March 31, 2020, the Company leased approximately 76% of its centers; 45% were leased pursuant to master lease agreements with four landlords.  The Company also leases certain office space, land, and equipment.

The Company’s real estate leases generally have initial lease terms of 10 to 15 years or more and typically include one or more options to renew, with renewal terms that generally extend the lease term for an additional five to ten years or more. Exercise of the renewal options is generally subject to the satisfaction of certain conditions which vary by contract and generally follow payment terms that are consistent with those in place during the initial term.  The Company assesses renewal options using a “reasonably certain” threshold, which is understood to be a high threshold and, therefore, the majority of its leases’ terms do not include renewal periods for accounting purposes.  For leases where the Company is reasonably certain to exercise its renewal option, the option periods are included within the lease term and, therefore, the measurement of the right-of-use (ROU) asset and lease liability.  The payment structure of the Company’s leases generally contain annual escalation clauses that are either fixed or variable in nature, some of which are dependent upon published indices.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; expense for these leases is recognized on a straight-line basis over the lease term as an other operating expense.

As of March 31, 2020, the Company held fixed-price options to purchase 57 facilities, 23 of which are subject to third-party leases and 34 of which are subject to lease arrangements with the Company’s consolidated VIEs. The Company assesses the likelihood of exercising the purchase option using a “reasonably certain” threshold, which is understood to be a high threshold and, therefore, purchase options are generally accounted for when a compelling economic reason to exercise the option exists.  Certain leases include options to terminate the lease, the terms and conditions of which vary by contract.  Such options allow the contract parties to terminate their obligations under the lease contract, typically in return for an agreed financial consideration.  The Company’s lease agreements do not contain any material residual value guarantees.  The Company leases certain facilities from affiliates of related parties.  See Note 11 – “Related Party Transactions.”

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

During the three months ended March 31, 2020, the Company recognized ROU asset impairments of $2.6 million.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The maturity of total operating and finance lease obligations at March 31, 2020 is as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases (1)
2020 (excluding the three months ended March 31, 2020)	$283,563	$5,780
2021	381,752	7,526
2022	379,771	7,323
2023	379,007	7,108
2024	384,735	6,893
Thereafter	3,021,964	35,930
Total lease payments	4,830,792	70,560
Less interest	(2,055,770)	(28,789)
Total lease obligations	2,775,022	41,771
Less current portion	(142,191)	(2,926)
Long-term lease obligations	$2,632,831	$38,845

(1)	Finance lease payments include $37.2 million related to options to extend lease terms that are reasonably certain of being exercised.

The following table provides lease costs and income by line item on the consolidated statements of operations for the three months ended March 31, 2020 (in thousands):

		Three months ended
	Classification	March 31, 2020
Operating lease cost	Lease expense	$98,020
Finance lease cost:
Amortization of finance lease right-of-use assets	Depreciation and amortization expense	1,016
Interest on finance lease obligations	Interest expense	1,219
Total finance lease expense		2,235
Variable lease cost	Other operating expenses	8,775
Short-term leases	Other operating expenses	5,383
Sublease income	Net revenues	(975)
Total		$113,438

The following table provides remaining lease term and discount rates by lease classification as of the three months ended March 31, 2020:

Lease Term and Discount Rate	March 31, 2020
Weighted-average remaining lease term (years)
Operating leases	12.3
Finance leases	9.9
Weighted-average discount rate
Operating leases	9.5%
Finance leases	12.1%

The following table includes supplemental lease information for the three months ended March 31, 2020 (in thousands):

Three months ended
Other information	March 31, 2020
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$94,288
Operating cash flows from finance leases	1,931
Financing cash flows from finance leases
Right-of-use assets obtained in exchange for new lease obligations
Operating leases	5,274
Finance leases	373

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Lease Covenants

The Company’s lease agreements generally contain covenant requirements that, among other things, and subject to certain exceptions, impose operating and financial restrictions on the Company and its subsidiaries.  These leases also require the Company to meet defined financial covenants, such as a minimum level of consolidated liquidity, a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage. Certain of the Company’s leases include cross-default provisions with each other and certain material debt instruments. At March 31, 2020, the Company was in compliance with the financial covenants contained in its leases containing cross-default provisions, with the exception of one master lease agreement involving two of its facilities.  However, on May 4, 2020, the Company received a waiver for these covenant breaches through July 1, 2021.

At March 31, 2020, the Company did not meet certain financial covenants contained in one lease related to two of its facilities.  The Company is, and expects to continue to be, current in the timely payment of its obligations under such leases.  These leases do not have cross-default provisions, nor do they trigger cross-default provisions in any of the Company’s other loan or lease agreements.  The Company will continue to work with the related credit parties to amend such leases and the related financial covenants.  The Company does not believe the breach of such financial covenants at March 31, 2020 will have a material adverse impact on it.  The Company has been afforded certain cure rights to such defaults by posting collateral in the form of additional letters of credit or security deposit.

The Company’s ability to maintain compliance with its lease covenants depends in part on management’s ability to increase revenue, control costs and receive adequate compensatory grants and subsidies from governmental authorities relative to the COVID-19 pandemic.  Due to continuing changes in the healthcare industry, as well as the uncertainty with respect to changing referral patterns, patient mix, and reimbursement rates, it is possible that future operating performance may not generate sufficient operating results to maintain compliance with its quarterly lease covenant compliance requirements. Should the Company fail to comply with its lease covenants at a future measurement date, it would, absent necessary and timely waivers and/or amendments, be in default under certain of its existing lease agreements. To the extent any cross-default provisions may apply, the default would have an even more significant impact on the Company’s financial position.

(9)    Long-Term Debt

Long-term debt at March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Asset based lending facilities, net of debt issuance costs of $7,935 and $8,615 at March 31, 2020 and December 31, 2019, respectively	$362,977	$412,346
Term loan agreements, net of debt issuance costs of $943 and $1,084 and debt premium balance of $4,159 and $4,816 at March 31, 2020 and December 31, 2019, respectively	200,130	196,714
Real estate loans, net of debt issuance costs of $3,467 and $3,846 and debt premium balance of $16,912 and $19,328 at March 31, 2020 and December 31, 2019, respectively	230,669	265,700
HUD insured loans, net of debt issuance costs of $1,147 and $2,909 at March 31, 2020 and December 31, 2019, respectively	44,876	117,117
Notes payable	110,952	116,952
Mortgages and other secured debt (recourse)	6,375	6,369
Mortgages and other secured debt (non-recourse), net of debt issuance costs of $9,167 and $9,349 and debt premium balance of $1,398 and $1,422 at March 31, 2020 and December 31, 2019, respectively	505,257	498,222
	1,461,236	1,613,420
Less: Current installments of long-term debt	(106,088)	(162,426)
Long-term debt	$1,355,148	$1,450,994

Asset Based Lending Facilities

The Company maintains a $555.0 million asset based lending facility, as amended, comprised of (a) a $285.0 million first lien term loan facility, (b) a $240.0 million first lien revolving credit facility and (c) a $30.0 million delayed draw term loan facility (collectively, the ABL Credit Facilities) with affiliates of MidCap Financial Services, LLC (MidCap).  The commitments under the

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

delayed draw term loan facility were reduced to $27.5 million on March 31, 2020, and will be further reduced to $25.0 million on June 30, 2020, $22.5 million on September 30, 2020, and $20.0 million on December 31, 2020 and thereafter.

The Company originally entered into the ABL Credit Facilities in March 2018.  The ABL Credit Facilities have a stated maturity of March 6, 2023 and include a springing maturity clause that would accelerate the maturity date 90 days prior to the maturity of the Term Loan Agreements, Welltower Real Estate Loans or MidCap Real Estate Loans (each defined below), in the event those agreements are not extended or refinanced.  The revolving credit facility includes a swinging lockbox arrangement whereby the Company transfers all funds deposited within its designated lockboxes to MidCap on a daily basis and then draws from the revolving credit facility as needed.  The Company has presented the entire revolving credit facility borrowings balance of $85.9 million in current installments of long-term debt at March 31, 2020.  Despite this classification, the Company expects that it will have the ability to borrow and repay on the revolving credit facility through its maturity.  Cash proceeds of $50.8 million received under the ABL Credit Facilities remain in a restricted account.  This amount is pledged to cash collateralize letters of credit. The Company has classified this deposit and all cash account balances subject to deposit account control agreements that were sprung under the ABL Credit Facilities as restricted cash and equivalents in the consolidated balance sheets at March 31, 2020 and December 31, 2019.

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

Borrowings and interest rates under the ABL Credit Facilities were as follows at March 31, 2020 (dollars in thousands):

			Weighted
			Average
ABL Credit Facilities	Commitment	Borrowings	Interest
Term loan facility	$285,000	$285,000	7.45%
Revolving credit facility (Non-HUD)	168,000	28,924	7.45%
Revolving credit facility (HUD)	72,000	29,488	7.45%
Delayed draw term loan facility	30,000	27,500	12.45%
	$555,000	$370,912	7.82%

As of March 31, 2020, the Company had a total borrowing base capacity of $403.1 million with outstanding borrowings under the ABL Credit Facilities of $370.9 million, leaving the Company with approximately $32.2 million of available borrowing capacity under the ABL Credit Facilities.

Term Loan Agreements

The Company and certain of its affiliates, including FC-GEN (the Borrower) are party to a term loan agreement, as amended, (the Term Loan Agreement) with an affiliate of Welltower and an affiliate of Omega.  The Term Loan Agreement originally provided

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

for term loans (the Term Loans) in the aggregate principal amount of $120.0 million and later expanded to $160.0 million.  The Term Loan Agreement matures on November 30, 2021. The original Term Loan for $120.0 million bears interest at a rate equal to 14.0% per annum, with up to 9.0% per annum to be paid in kind.  The additional Term Loan for $40.0 million bears interest at a rate equal to 10.0% per annum, with up to 5.0% per annum to be paid in kind.  The Term Loans had an outstanding accreted principal balance of $196.9 million and $193.0 million at March 31, 2020 and December 31, 2019, respectively.

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

The Term Loan Agreement contains financial, affirmative and negative covenants, and events of default that are customary for debt securities of this type. Financial covenants include a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio, the most restrictive of which is the minimum interest coverage ratio which requires the Company to maintain a coverage ratio, as defined therein, of no less than 1.70 to 1.0 through December 31, 2020, and increasing to 1.80 to 1.0 thereafter.

Real Estate Loans

MidCap Real Estate Loans

The Company originally entered into two real estate loans with MidCap (MidCap Real Estate Loans) with combined available proceeds of $75.0 million during March 2018. The MidCap Real Estate Loans are secured by 9 skilled nursing facilities and mature on March 30, 2023, subject to acceleration of the maturity date in the event the ABL Credit Facilities are repaid in full and terminated.  The loans are subject to principal payments and bear an annual interest rate equal to 30-day LIBOR (subject to a floor of 1.5%) plus an applicable margin of 5.85%, with the balance due at maturity.  Proceeds from the MidCap Real Estate Loans were used to repay partially the Welltower Real Estate Loans (defined below).  On November 8, 2018, one of the MidCap Real Estate Loans was amended with an additional borrowing of $10.0 million.  The proceeds were used to retire a maturing mortgage loan on a corporate office building.  The office building has been added as collateral and the loan maturity remains March 30, 2023. The $10.0 million additional loan is subject to an annual interest rate equal to 30-day LIBOR (subject to a floor of 2.0%) plus an applicable margin of 6.25% with principal amortizing immediately and the balance due at maturity.  During 2019, the Company divested the real property and operations of six facilities that were subject to the MidCap Real Estate Loans, using the sale proceeds to repay $39.8 million on the loans.  During the first quarter of 2020, the Company divested the real property and operations of three facilities that were subject to the MidCap Real Estate Loans, using the sale proceeds to repay $14.1 million on the loans. The MidCap Real Estate Loans had an outstanding principal balance of $27.9 million and $42.2 million at March 31, 2020 and December 31, 2019, respectively. Additionally, two facilities that are subject to the MidCap Real Estate Loans were classified as held for sale as of March 31, 2020, resulting in the classification of $11.7 million in long term debt as held for sale.

Welltower Real Estate Loans

The Company is subject to two real estate loan agreements with Welltower (Welltower Real Estate Loans).  The Welltower Real Estate Loans are subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and/or refinance of the underlying facilities such net proceeds are required to be used to repay the outstanding principal balance of the Welltower Real Estate Loans.  The Welltower Real Estate Loans have a maturity date of January 1, 2022 and an annual interest rate of 12.0%, of which 7.0% will be paid in cash and 5.0% will be paid in kind.  The Company agreed to make commercially reasonable efforts to secure commitments to repay no less than $105.0 million of the Welltower Real Estate Loan obligations.  As of March 31, 2020, the Company has not yet secured the total required repayments or commitments.  As a result, the annual cash component of the interest payments was increased by approximately $2.0 million with a corresponding decrease in the paid in kind component of interest.  At March 31, 2020, the Welltower Real Estate

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Loans are unsecured.  The Welltower Real Estate Loans contain a conversion option, whereby up to $50.0 million of the balance can be converted into Class A common stock of the Company or a 10-year note bearing 2% paid in kind interest.  The conversion option is available to the Company upon the satisfaction of certain conditions, the most significant include:  the raise of new capital and application thereof to existing Welltower debt instruments, the repayment of $105.0 million to Welltower, as described above, the partial repayment of the Term Loans, and the partial repayment of the Welltower Real Estate Loans, such that the remaining outstanding principal balance does not exceed $50.0 million. During the first quarter of 2020, the Company divested the real property and operations of the remaining facility that was subject to the Welltower Real Estate Loans, using the sale proceeds to repay $9.0 million on the loans. The Welltower Real Estate Loans had an outstanding accreted principal balance of $218.0 million and $208.0 million at March 31, 2020 and December 31, 2019, respectively.

HUD Insured Loans

As of March 31, 2020, the Company had 10 owned skilled nursing facility loans insured by HUD. The HUD insured loans have an original amortization term of 30 to 35 years and an average remaining term of 28.7 years with fixed interest rates ranging from 3.0% to 3.5% and a weighted average interest rate of 3.3%. Depending on the mortgage agreement, prepayments are generally allowed only after 12 months from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required thereafter. Any further HUD insured loans will require additional HUD approval.  All HUD insured loans are non-recourse loans to the Company. All loans are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of March 31, 2020, the Company has total escrow reserve funds of $7.6 million with the loan servicer that are reported within prepaid expenses in the consolidated balance sheets.

During the first quarter of 2020, the Company sold the real property and operations of six skilled nursing facilities that were subject to HUD financing, one of which was classified as held for sale at December 31, 2019.  The sale proceeds were used to retire HUD insured loans totaling $59.3 million.  The HUD insured loans for owned facilities had an aggregate principal balance of $80.8 million and $140.6 million at March 31, 2020 and December 31, 2019, respectively.  Additionally, the HUD insured loans of four facilities with aggregate principal balances of $34.8 million were classified as held for sale at March 31, 2020.

Notes Payable

In November 2016, the Company issued a note totaling $51.2 million to Welltower, which accrues cash interest at 3.0% and paid-in-kind interest at 7.0%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every May 1 and November 1.  During 2019, the maturity date of the note was extended to December 15, 2021.  Upon the satisfaction of certain conditions, including the repayment of the Term Loans, repayment of the other note payable, noted below, to Welltower, and partial repayment of the Welltower Real Estate Loans, the outstanding note balance in excess of $6.0 million will be forgiven by Welltower. The note had an outstanding accreted principal balance of $64.2 million and $64.2 million at March 31, 2020 and December 31, 2019, respectively.

In December 2016, the Company issued a second note totaling $11.7 million to Welltower, which accrues cash interest at 3.0% and paid-in-kind interest at 7.0%.  Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every June 15 and December 15.  The note matures on December 15, 2021, and had an outstanding accreted principal balance of $14.6 million and $14.6 million at March 31, 2020 and December 31, 2019, respectively.

In October 2019, the Company converted $23.2 million of its trade payables into a note payable. The note requires monthly interest payments based on an annual interest rate of 3.5%. The balance of the note is due on the maturity date, September 30, 2022.

In November 2019, the Company issued a short-term note payable for $15.0 million. During the first quarter of 2020, the Company paid $6.0 million on the note, such that the outstanding principal balance was $9.0 million at March 31, 2020. Subsequent to March 31, 2020, the Company paid an addition $3.0 million on the note. The balance of the note is due on September 30, 2020.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Debt

Mortgages and other secured debt (recourse). The Company carries mortgage loans and notes payable on certain of its corporate office buildings and other acquired assets.  The loans are secured by the underlying real property and have fixed or variable rates of interest with a weighted average interest rate of 1.5% at March 31, 2020, and maturity dates ranging from 2020 to 2024.

Mortgages and other secured debt (non-recourse). The Company’s consolidated joint ventures and VIEs are subject to various loans, as set forth below.  These loans are labeled “non-recourse” because neither the Company nor any of its wholly owned subsidiaries is obligated to perform under the respective loan agreements.

Next Partnership Debt

The Company holds a 46% ownership interest in a partnership with Next Healthcare (Next), a related party (the Next Partnership).  The Company has concluded the Next Partnership, which includes 15 facilities, qualifies as a VIE and the Company is the primary beneficiary.  As such, the Company has consolidated all of the accounts of the Next Partnership in the accompanying consolidated financial statements.

The Next Partnership is subject to a term loan agreement with an original principal balance of $142.1 million and maturity date of January 31, 2022. The term loan bears interest at LIBOR plus 3.50% and is subject to interest-only payments through January 31, 2021.  Beginning in April 2021, principal payments calculated based on a 25-year amortization schedule, after giving effect to any prior refinancings or other repayments of the term loan, will be applied to the remaining term loan balance. As of March 31, 2020, the term loan had an outstanding principal balance of $103.3 million and was collateralized by 12 facilities.

The Next Partnership is subject to a mezzanine loan with an original principal balance of $27.0 million and maturity date of February 1, 2029. The mezzanine loan bears interest at 11.50% and is subject to interest-only payments through January 2022, with payments including a principal component thereafter.  As of March 31, 2020, the mezzanine loan had an outstanding principal balance of $27.0 million.

The Next Partnership includes three facilities that are subject to HUD-insured loans that mature in January 2055.  The loans bear interest at 3.15% and as of March 31, 2020, had an aggregate outstanding principal balance of $41.5 million.

Vantage Point Partnership Debt

The Company holds an approximately 30% ownership interest in a partnership with Vantage Point Capital, LLC (the Vantage Point Partnership).  The Company has concluded the Vantage Point Partnership, which includes 19 facilities, qualifies as a VIE and the Company is the primary beneficiary.  As such, the Company has consolidated all of the accounts of the Vantage Point Partnership in the accompanying consolidated financial statements.

The Vantage Point Partnership is subject to a term loan agreement with an aggregate original principal balance of $240.9 million and maturity date of September 12, 2026. The term loan bears interest at LIBOR (subject to a floor of 1.75%) plus 3.75% and is subject to interest-only payments through October 1, 2021.  The interest-only period can be extended through October 1, 2022 upon satisfaction of certain conditions, such as the achievement of a specified debt service coverage ratio and ratio of adjusted net operating income to the outstanding term loan balance.  Following the interest-only period, principal payments calculated based on a 25-year amortization schedule, after giving effect to any prior refinancings or other repayments of the term loan, will be applied to the remaining term loan balance. As of March 31, 2020, the term loan had an outstanding principal balance of $240.9 million and was collateralized by 19 facilities.

The Vantage Point Partnership is subject to a promissory note in the amount of $76.8 million, the entire balance of which was outstanding at March 31, 2020.  The promissory note bears interest at 14.0% and matures on September 12, 2028.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Non-Recourse Debt

The Company has other non-recourse loans consisting principally of revenue bonds and secured bank loans with maturities ranging from 2023 through 2034.  The loans are secured by the underlying real and personal property of individual facilities and have fixed or variable rates of interest.  At March 31, 2020, the loans had a weighted average interest rate of 4.5% and an aggregate outstanding principal balance of $23.5 million.

Debt Covenants

The ABL Credit Facilities, the Term Loan Agreement and the Welltower Real Estate Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and minimum liquidity.  The Credit Facilities include cross-default provisions with each other and certain material lease agreements.  At March 31, 2020, the Company was in compliance with its financial covenants contained in the Credit Facilities.

The Company’s ability to maintain compliance with its debt covenants depends in part on management’s ability to increase revenue, control costs and receive adequate compensatory grants and subsidies from governmental authorities relative to the COVID-19 pandemic. Due to continuing changes in the healthcare industry, as well as the uncertainty with respect to changing referral patterns, patient mix, and reimbursement rates, it is possible that future operating performance may not generate sufficient operating results to maintain compliance with its quarterly debt covenant compliance requirements.  Should the Company fail to comply with its debt covenants at a future measurement date, it would, absent necessary and timely waivers and/or amendments, be in default under certain of its existing credit agreements.  To the extent any cross-default provisions may apply, the default would have an even more significant impact on the Company’s financial position.

The maturity of total debt of $1,461.4 million, excluding debt issuance costs and other non-cash debt discounts and premiums, at March 31, 2020 is as follows (in thousands):

Twelve months ended March 31,
2021	$106,080
2022	586,487
2023	337,843
2024	11,932
2025	9,587
Thereafter	409,497
Total debt maturity	$1,461,426

(10)Income Taxes

The Company effectively owns 66.3% of FC-GEN, which is an entity taxed as a partnership for U.S. income tax purposes and the Company’s only source of taxable income.  FC-GEN is subject to income taxes in several U.S. state and local jurisdictions.  The income taxes assessed by these jurisdictions are included in the Company’s tax provision, but at its 66.3% ownership of FC-GEN.

For the three months ended March 31, 2020, the Company recorded income tax benefit of $0.8 million, representing an effective tax rate of (2.1)%, compared to income tax expense of $0.1 million, representing an effective tax rate of (0.2)%, for the same period in 2019.  The change in effective tax rate was caused by the net deferred tax benefit resulting from the Company’s disposition of real estate assets.

The Company continues to assess the requirement for, and amount of, a valuation allowance in accordance with the “more likely than not” standard.  Management had previously determined that the Company would not realize its deferred tax assets and established a valuation allowance against the deferred tax assets.  As of March 31, 2020, management determined that the valuation allowance is still necessary.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s Bermuda captive insurance company is expected to produce a minimal U.S. federal taxable loss in 2020.  The captive is expected to generate positive pre-tax income in future periods to off-set its deferred tax assets.  The 2020 U.S. federal taxable loss can be carried back for a five year tax period and then can be carried forward indefinitely, as provided for under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).

The Company provides rehabilitation therapy services within the People’s Republic of China and Hong Kong.  At March 31, 2020, these business operations do not comprise a significant portion of the Company’s overall operating results.  Management does not anticipate these operations will generate significant taxable income in the near term.

Exchange Rights and Tax Receivable Agreement

The owners of FC-GEN have the right to exchange their membership units in FC-GEN,  along with an equivalent number of Class C shares, for shares of Class A common stock of the Company or cash, at the Company’s option.  As a result of such exchanges, the Company’s membership interest in FC-GEN would increase and its purchase price would be reflected in its share of the tax basis of FC-GEN’s tangible and intangible assets.  Any resulting increases in tax basis are likely to increase tax depreciation and amortization deductions and, therefore, reduce the amount of income tax the Company would otherwise be required to pay in the future.  Any such increase would also result in a decreased gain (or increased loss) on future dispositions of the affected assets.  There were exchanges of 0.3 million FC-GEN units and Class C shares in the three months ended March 31, 2020 equating to 0.3 million Class A shares.  The exchanges during the three months ended March 31, 2020 resulted in a $1.5 million internal revenue code (IRC) Section 754 tax basis step-up in the tax deductible goodwill of FC-GEN.  There were exchanges of 3.1 million FC-GEN units and Class C shares in the three months ended March 31, 2019 equating to 3.1 million Class A shares.  The exchanges during the three months ended March 31, 2019 resulted in a $12.9 million IRC Section 754 tax basis step-up in the tax deductible goodwill of FC-GEN.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

(11)Related Party Transactions

The Company provides rehabilitation services to certain facilities owned and operated by two customers in which certain members of the Company’s board of directors, board observer, and shareholders with greater than 5% of the Company’s Class A common stock beneficially own an ownership interest.  In the case of one significant customer, these services resulted in net revenues of $25.8 million and $29.9 million in the three months ended March 31, 2020 and 2019, respectively, and total net accounts receivable balances of $30.1 million and $28.9 million at March 31, 2020 and December 31, 2019, respectively.  Further, the Company holds a note receivable from this customer, which was derived from past due accounts receivable, in the amount of $56.3 million. The Company has reserved $55.0 million on the note receivable balance.  The reserve represents the judgment of management and does not indicate a forgiveness of any amount owed by this related party customer.  The Company is monitoring the financial condition of this customer and will adjust the reserve levels accordingly as new information about their outlook is available.  In the case of the other customer, services began in the third quarter of 2018.  The Company recorded net revenues of $1.4 million and $1.8 million in the three months ended March 31, 2020 and 2019, respectively, resulting in net accounts receivable balances of $1.4 million at both March 31, 2020 and December 31, 2019.

Certain subsidiaries of the Company are subject to a lease of 12 centers in New Hampshire and Florida from 12 separate limited liability companies affiliated with Next (the Next Landlord Entities). The lease was effective June 1, 2018 and the initial annualized rent to be paid was $13.0 million. The lease includes a purchase option that is exercisable in 2022. In addition, certain subsidiaries of the Company are subject to a lease of 15 centers from 15 separate limited liability companies affiliated with the Next Landlord Entities. The Company owns a 46% membership interest in the Next Partnership. The lease was effective February 1, 2019 and the initial annualized rent to be paid was $19.5 million.  The lease includes a purchase option that is exercisable during 2024 through 2026.  Certain members of the Company’s board of directors each directly or indirectly hold an ownership interest in the Next Landlord Entities totaling approximately 4% in the aggregate.  These members have earned acquisition fees and may earn asset management fees and other fees paid from the Next Landlord Entities.

As of March 31, 2020, Welltower held approximately 8.8% of the shares of the Company’s Class A Common Stock, representing approximately 5.8% of the voting power of the Company’s voting securities.  The Company is party to a master lease with an affiliate of Welltower.  The initial term of the master lease expires on January 31, 2037 and the Company has one eleven-

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

year renewal option.  Annual rent escalators under the master lease are 2.0%. During the three months ended March 31, 2020 and 2019, the Company paid rent of approximately $17.7 million and $20.1 million, respectively, to Welltower.  The Company holds options to purchase certain facilities subject to the master lease.  At March 31, 2020, the Company leased 42 facilities from Welltower.  The Company and certain of its affiliates are also party to certain debt instruments with Welltower.  See Note 9 – “Long-Term Debt – Term Loan Agreements,” “Long-Term Debt – Real Estate Loans,” and “Long-Term Debt – Notes Payable.”

(12)Other Income

In the three months ended March 31, 2020 and 2019, the Company completed multiple transactions, including the divestiture of numerous skilled nursing facilities and the termination or modification of certain lease agreements. See Note 3 – “Significant Transactions and Events.”  These transactions resulted in a net (gain) loss recorded as other income in the consolidated statements of operations.  The following table summarizes those net (gains) losses (in thousands):

	Three months ended March 31,
	2020	2019
Gain on sale of owned assets (1)	$(74,580)	$—
Loss recognized for exit costs associated with divestiture of operations (2)	4,935	3,344
Gain on lease termination or modification (3)	(15,187)	(20,261)
Total other income	$(84,832)	$(16,917)

(1)

The Company sold 10 owned skilled nursing facilities during the three months ended March 31, 2020.  The gain represents sale proceeds in excess of the carrying value of the assets sold.  There were no sales of owned assets in the three months ended March 31, 2019.

(2)

The Company divested operations of 24 facilities, including the 10 sold facilities noted above, and 10 facilities in the three months ended March 31, 2020 and 2019, respectively.  Upon divestiture, the Company recognizes exit costs for uncollectible accounts receivable resulting from a sale, the write-off of inventory balances assumed by the new operator, and other costs associated with the transition of operations.

(3)

The Company amended numerous lease agreements in the three months ended March 31, 2020 and 2019.  These transactions resulted in a combination of base rent reductions, annual escalator reductions, lease term extensions or reductions and facility terminations.  Each lease amendment triggers a lease reassessment of the respective ROU asset and lease liability with an offsetting adjustment recorded to the consolidated statements of operations as other income or loss.  In the three months ended March 31, 2020, the Company recognized a gain on the sale of the leasehold rights of 13 facilities of $10.7 million and a gain on lease termination of nine facilities of $4.5 million.  In the three months ended March 31, 2019, the Company amended the Welltower Master Lease several times to reflect the lease termination of 24 facilities resulting in a gain of $20.3 million.

(13)Asset Impairment Charges

Long-Lived Assets with a Definite Useful Life

In each quarter, the Company’s long-lived assets with a definite useful life are tested for impairment at the lowest levels for which there are identifiable cash flows.  The Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived assets and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived assets.  The cash flow period was based on the remaining useful lives of the primary asset in each long-lived asset group, principally a building or ROU asset in the inpatient segment and customer relationship assets in the rehabilitation therapy services segment.  During the three months ended March 31, 2020, the Company recognized impairment charges in the inpatient segment of $9.7 million. No impairment charges were recognized in the three months ended March 31, 2019.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At March 31, 2020, the Company classified six skilled nursing facilities operated by the Company in the states of California, Nevada, Maryland, New Jersey and Rhode Island as held for sale. The facilities did not meet the criteria as discontinued operations. The Company is party to purchase and sale agreements, as amended, to sell the facilities for an aggregate $78.6 million.  Three of the six skilled nursing facilities were sold on April 1, 2020.  See Note 17 – “Subsequent Events.”

At December 31, 2019, the Company classified one skilled nursing facility operated by the Company in the state of California as held for sale. The facility did not meet the criteria as a discontinued operation. The sale of the facility, which was subject to a HUD insured loan, was completed on February 26, 2020. See Note 3 – “Significant Transactions and Events – Divestiture of Non-Strategic Facilities.”

The following table sets forth the major classes of assets and liabilities included as part of the disposal groups as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Current assets:
Prepaid expenses	$—	$1,171
Long-term assets:
Property and equipment, net of accumulated depreciation of $9,014 and $2,201 at March 31, 2020 and December 31, 2019, respectively	38,538	16,306
Total assets	$38,538	$17,477
Current liabilities:
Current installments of long-term debt	$728	$368
Long-term liabilities:
Long-term debt	44,913	19,789
Total liabilities	$45,641	$20,157

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

The provision for general and professional liability risks totaled $27.7 million and $21.4 million for the three months ended March 31, 2020 and 2019, respectively.  The reserves for general and professional liability, which are recorded on an undiscounted basis, were $399.7 million and $392.8 million as of March 31, 2020 and December 31, 2019, respectively.

The provision for workers’ compensation risks totaled $12.5 million and $15.2 million for the three months ended March 31, 2020 and 2019, respectively. The reserves for loss for workers’ compensation risks were $162.1 million and $160.5 million as of March 31, 2020 and December 31, 2019, respectively. These reserves are discounted based on actuarial estimates of claim payment patterns using a discount rate for the current policy year of 1.6%. The discount rates are based upon the risk-free rate for the appropriate duration for the respective policy year. The removal of discounting would have resulted in an increased reserve for workers’ compensation risks of $9.4 million and $12.0 million as of March 31, 2020 and December 31, 2019, respectively.

Health Insurance

The Company offers employees an option to participate in self-insured health plans.  Health insurance claims are paid as they are submitted to the plans’ administrators.  The Company maintains an accrual for claims that have been incurred but not yet reported to the plans’ administrators and therefore have not yet been paid.  This accrual for incurred but not yet reported claims was $14.5 million and $15.1 million as of March 31, 2020 and December 31, 2019, respectively.  The liability for the self-insured health plan is recorded in accrued compensation in the consolidated balance sheets.  Although management believes that the amounts provided in the Company’s consolidated financial statements are adequate and reasonable, there can be no assurances that the ultimate liability for such self-insured risks will not exceed management’s estimates.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Lease Guarantees

The Company transferred the operations to 13 skilled nursing, behavioral health and assisted living facilities to the NewGen Partnership on February 1, 2020.  In conjunction with the transfer, the Company executed lease guaranty agreements on two of the facilities now leased by the NewGen Partnership.  Under the guaranty agreements, the Company guarantees all payments and performance obligations of the tenants.  As of March 31, 2020, the two leases have undiscounted cash rent obligations remaining of $29.4 million.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables below present the Company’s assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2020	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$23,502	$23,502	$—	$—
Restricted cash and equivalents	98,051	98,051	—	—
Restricted investments in marketable securities	131,121	41,360	89,761	—
Total	$252,674	$162,913	$89,761	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2019	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$12,097	$12,097	$—	$—
Restricted cash and equivalents	113,709	113,709	—	—
Restricted investments in marketable securities	136,942	45,903	91,039	—
Total	$262,748	$171,709	$91,039	$—

The Company places its cash and cash equivalents, restricted cash and equivalents and restricted investments in marketable securities in quality financial instruments and limits the amount invested in any one institution or in any one type of instrument.  The Company has not experienced any significant losses on such investments. Certain of the Company’s financial instruments have quoted prices but are traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fairly valued using other financial instruments, the parameters of which can be directly observed.  These financial instruments have been reported as Level 2 measurements.

Debt Instruments

The table below shows the carrying amounts and estimated fair values, net of debt issuance costs and other non-cash debt discounts and premiums, of the Company’s primary long-term debt instruments (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Asset based lending facilities	$362,977	$362,977	$412,346	$412,346
Term loan agreements	200,130	200,130	196,714	196,714
Real estate loans	230,669	230,669	265,700	265,700
HUD insured loans	44,876	44,876	117,117	117,117
Notes payable	110,952	110,952	116,952	116,952
Mortgages and other secured debt (recourse)	6,375	6,375	6,369	6,369
Mortgages and other secured debt (non-recourse)	505,257	505,257	498,222	498,222
	$1,461,236	$1,461,236	$1,613,420	$1,613,420

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

The following tables present the Company’s hierarchy for nonfinancial assets measured at fair value on a non-recurring basis (in thousands):

		Impairment Charges -
	Carrying Value	Three months ended
	March 31, 2020	March 31, 2020
Assets:
Property and equipment, net	$853,793	$7,100
Finance lease right-of-use assets, net	33,791	2,600
Operating lease right-of-use assets	2,353,477	—
Intangible assets, net	86,136	—
Goodwill	85,642	—

		Impairment Charges -
	Carrying Value	Three months ended
	December 31, 2019	March 31, 2019
Assets:
Property and equipment, net	$962,105	$—
Finance lease right-of-use assets, net	37,097	—
Operating lease right-of-use assets	2,399,505	—
Intangible assets, net	87,446	—
Goodwill	85,642	—

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

(17)   Subsequent Events

COVID-19

On March 11, 2020, the World Health Organization (WHO) declared COVID-19 a pandemic.  COVID-19 is a complex and previously unknown virus which disproportionately impacts older adults, particularly those having other underlying health conditions.  According to the WHO, up to half of the COVID-19 related deaths in European countries were individuals residing in long-term care facilities, similar to the ones the Company operates in the United States.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s primary focus as the effects of COVID-19 began to impact the United States was the health and safety of its patients, residents, employees and their respective families. The Company implemented various measures to provide the safest possible environment within its sites of service during this pandemic and will continue to do so.

The United States broadly continues to experience the pandemic caused by COVID-19, which has significantly disrupted, and likely will continue to disrupt for some period, the nation’s economy, the healthcare industry and the Company’s businesses.  The rapid spread of the virus has led to the implementation of various responses, including federal, state and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and substantial changes to selected protocol within the healthcare system across the United States.  A significant number of the Company’s facilities and operations are geographically located and highly concentrated in markets with close proximity to areas of the United States that have experienced widespread and severe COVID-19 outbreaks.

COVID-19 has materially and adversely affected the Company’s operations and supply chains, resulting in a reduction in its occupancy and an increase in its expenditures.  Although the ultimate impact of the pandemic remains uncertain, the following disclosures serve to outline the estimated impact of COVID-19 on its business through March 31, 2020, as well as further developments through the filing date of this Quarterly Report on Form 10-Q, including the impact of emergency legislation, temporary changes to regulations and reimbursement issued in response to COVID-19.

Operations

The Company’s first report of a positive case of COVID-19 in one of its facilities occurred on March 16, 2020.  Since that time, 187 of the Company’s 361 facilities have experienced one or more positive cases of COVID-19 among patients and residents.  Over 84% of the patient and resident positive COVID-19 cases have occurred in its facilities located in the states of New Jersey, Connecticut, Massachusetts, Pennsylvania and Maryland, which correspond to many of the largest community outbreak areas across the country.  The Company’s facilities in these five states represent 43% of its total operating beds.

Starting in late February 2020, the Company’s occupancy began to decrease following efforts by referring hospitals to cancel or reschedule elective procedures in anticipation of COVID-19 cases in their communities.  Occupancy was further impacted by implementation of self-imposed admission bans in facilities having exposure to positive cases of COVID-19 among patients, residents and employees.  These self-imposed restrictions on admissions were instituted to limit risks of potential spread of the virus by individuals that either tested positive for COVID-19, exhibited symptoms of COVID-19 but had not yet been tested positive due to a severe shortage of testing materials, or were asymptomatic of COVID-19 but potentially positive and contagious.

Net Revenues

The Company estimates that its net revenues for the three months ended March 31, 2020 were not materially impacted by COVID-19 because revenue lost from a decline in occupancy was offset by changes in payor mix and approximately $6 million of COVID-19 related Medicaid reimbursement relief provided by several states.

The decline in occupancy continued through late May 2020, resulting in the Company’s skilled nursing facility operating occupancy decreasing from 88.2% for the three months ended March 31, 2020 to 81.9% for the month ended April 30, 2020.  Operating occupancy for the month ended May 31, 2020 is projected to be approximately 76%.

The impact of COVID-19 on the Company’s net revenue for the remainder of 2020 will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the scope and severity of COVID-19 and the actions taken by public and private entities in response to the pandemic.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Operating Expenses

Beginning in early March 2020, the Company began to incur increases in its costs as a result of the pandemic, with more dramatic increases occurring at facilities with positive COVID-19 cases among patients, residents and employees.  During the three months ended March 31, 2020, the Company incurred approximately $7 million of incremental operating expense to prepare for and respond to the pandemic.  Increases in cost primarily stemmed from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, medical equipment, food service supplies for staff, enhanced cleaning and environmental sanitation costs and the impact of utilizing less efficient modes of providing therapy in order to avoid the grouping of patients.

Such costs have escalated following March 31, 2020, and the Company also expects such costs to include increased workers compensation expense, health plan expense and consulting costs.  The Company estimates that its operating expenses for the month ended April 30, 2020 grew approximately $21 million due to the COVID-19 pandemic.  The Company is not reasonably able to predict the total amount of costs it will incur related to the pandemic and to what extent such costs will be borne by or offset by actions taken by public and private entities in response to the pandemic.

Liquidity

The Company has taken, and will continue to take, actions to enhance and preserve its liquidity in response to the pandemic.    Since March 31, 2020, the Company’s historical sources of liquidity have been supplemented by grants and advanced Medicare payments under programs expanded or created under the CARES Act.  Specifically, in April 2020, the Company applied for and received $158 million of advanced Medicare payments and in April and May 2020 received approximately $180 million of relief grants.  In addition, the Company has elected to implement the CARES Act payroll tax deferral program, which is expected to preserve on an interest free basis approximately $90 million of cash representing the employer portion of payroll taxes estimated to be incurred between March 27, 2020 and December 31, 2020.   The advance Medicare payments, which are also interest free, will be repaid between August 2020 and November 2020, while one-half of the payroll tax deferral amount will become due on each of December 31, 2021 and December 31, 2022.   In addition to relief funding under the CARES Act, funding has been committed by a number of states in which the Company operates, currently estimated at $27 million.

The Company continues to seek opportunities to enhance and preserve its liquidity, including through reducing expenses, continuing to evaluate its capital structure and seeking further government-sponsored financial relief related to the pandemic.  The Company cannot provide assurance that such efforts will be successful or adequate to offset the lost revenue and escalating operating expenses as a result of the pandemic.

Divestiture of Non-Strategic Facilities

On April 1, 2020, the Company sold two owned skilled nursing facilities in New Jersey and one owned skilled nursing facility in Maryland for $45.8 million.  Proceeds were used to retire $15.2 million of HUD financed debt and $7.5 million of MidCap Real Estate Loans.  The three facilities generated annual revenues of $35.8 million and pre-tax income was de minimis.  The transactions resulted in a gain on sale of $21.8 million and loss on early extinguishment of debt of $1.4 million.  All three skilled nursing facilities were classified as assets held for sale as of March 31, 2020.  See Note 14 – “Assets Held For Sale.”

On April 1, 2020, the Company divested the operations and terminated the lease of two skilled nursing facilties in Montana.  The two facilities generated annual revenues of $18.8 million and pre-tax income of $0.4 million.  The lease termination resulted in an annual rent credit of $1.1 million.

On April 20, 2020, the Company divested the operations of four skilled nursing facilities in Florida and two skilled nursing facilities in Maryland that were subject to a master lease with Second Spring Healthcare Investments.  The six facilities generated annual revenues of $62.0 million and pre-tax loss of $2.3 million.  The lease termination resulted in an annual rent credit of $8.5 million.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On May 15, 2020, the Company transitioned operational responsibility for four additional leased facilities in the state of California to NewGen.  The four facilities generated annual revenues of $55.0 million and pre-tax loss of $0.5 million.

The Company is currently assessing the full impact these divestitures and lease amendments will have on its consolidated financial statements.

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

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than  statements or characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” “pursue,” “plans” or “prospect,” or the negative or other variations thereof or comparable terminology. They include, but are not limited to, statements about the Company’s expectations and beliefs regarding its future operations and financial performance. Historical results may not indicate future performance. Our forward-looking statements are based on current expectations and projections about future events, and there can be no assurance that they will be achieved or occur, in whole or in part, in the timeframes anticipated by the Company or at all. Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified and, consequently, the actual performance of the Company may differ materially from that expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, particularly in Item 1A, “Risk Factors,” which was filed with the SEC on March 16, 2020 (the Annual Report), as well as others that are discussed in this Quarterly Report on Form 10-Q. These risks and uncertainties could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. Our business is also subject to the risks that affect many other companies, such as employment relations, natural disasters, general economic conditions and geopolitical events. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price. Any forward-looking statements contained herein are made only as of the date of this report. The Company disclaims any obligation to update the forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements.

Business Overview

Genesis is a healthcare services holding company that, through its subsidiaries, owns and operates skilled nursing facilities, assisted living facilities and a rehabilitation therapy business.  We have an administrative services company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services.  At March 31, 2020, we provided inpatient services through 376 skilled nursing, senior/assisted living and behavioral health centers located in 26 states.  Revenues of our owned, leased and otherwise consolidated inpatient businesses constitute approximately 87% of our revenues.

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

Significant Transactions and Events

COVID-19

On March 11, 2020, the World Health Organization (WHO) declared the 2019 novel coronavirus (COVID-19) a pandemic.  COVID-19 is a complex and previously unknown virus which disproportionately impacts older adults, particularly those having other underlying health conditions.  According to the WHO, up to half of the COVID-19 related deaths in European countries were individuals residing in long-term care facilities, similar to the ones we operate in the United States.

The United States broadly continues to experience the pandemic caused by COVID-19 which has significantly disrupted, and likely will continue to disrupt for some period, our nation’s economy, the healthcare industry and our businesses.  The rapid spread of the virus has led to the implementation of various responses, including federal, state and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and substantial changes to selected protocol within the healthcare system across the United States.  A significant number of our facilities and operations are geographically located and highly concentrated in markets with close proximity to areas of the United States that have experienced widespread and severe COVID-19 outbreaks.

Our primary focus as the effects of COVID-19 began to impact the United States was the health and safety of our patients, residents, employees and their respective families. We implemented various measures to provide the safest possible environment within our sites of service during this pandemic and will continue to do so.

The Centers for Disease Control and Prevention (CDC) has stated that older adults, such as our patients, are at a higher risk for serious illness and death from COVID-19 due to the prevalence of chronic medical conditions.  In addition, our employees are at higher risk of contracting or spreading the disease due to the nature of the work environment when caring for patients. In March 2020, in an effort to prevent the introduction of COVID-19 into our facilities, and to help control further exposure to infections within communities, we implemented policies restricting visitors at all of our facilities except for essential healthcare personnel and certain end-of-life situations.  We also implemented policies for screening employees and anyone permitted to enter the building, implemented in-room only dining, activities programming and therapy. Upon confirmation of a positive COVID-19 exposure at a facility, we follow government guidance to minimize further exposure, including implementing personal protection protocols, restricting new admissions, and isolating patients. Due to the vulnerable nature of our patients, we expect many of these restrictions will continue at our facilities, even as federal, state, and local stay-at-home and social distancing orders and recommendations are relaxed. Notwithstanding these restrictions and our other response efforts, the virus has had, and likely will continue to have, introduction to, and transmission within, certain facilities due to the easily transmissible nature of COVID-19.

COVID-19 has materially and adversely affected our operations and supply chains, resulting in a reduction in our occupancy and an increase in our expenditures.  Although the ultimate impact of the pandemic remains uncertain, the following disclosures serve to outline the estimated impact of COVID-19 on our business through March 31, 2020, as well as further developments through the filing date of this Quarterly Report on Form 10-Q, including the impact of emergency legislation, temporary changes to regulations and reimbursement issued in response to COVID-19.

Operations

Our first report of a positive case of COVID-19 in one of our facilities occurred on March 16, 2020.  Since that time, 187 of our 361 facilities have experienced one or more positive cases of COVID-19 among patients and residents.  Over 84% of the patient and resident positive COVID-19 cases have occurred in our facilities located in the states of New Jersey, Connecticut, Massachusetts, Pennsylvania and Maryland, which correspond to many of the largest community outbreak areas across the country.  Our facilities in these five states represent 43% of our total operating beds.

Starting in late February 2020, our occupancy began to decrease following efforts by referring hospitals to cancel or reschedule elective procedures in anticipation of COVID-19 cases in their communities.  Occupancy was further decreased by implementation of self-imposed admission bans in those facilities having exposure to positive cases of COVID-19 among patients, residents and employees.  These self-imposed restrictions on admissions were instituted to limit risks of potential spread of the virus by individuals that either tested positive for COVID-19, exhibited symptoms of COVID-19 but had not yet been tested positive due to a severe shortage of testing materials, or were asymptomatic of COVID-19 but potentially positive and contagious.

Net Revenues

We estimate that our net revenues for the three months ended March 31, 2020 were not materially impacted by COVID-19 because revenue lost from a decline in occupancy was offset by changes in payor mix and approximately $6 million of COVID-19 related Medicaid reimbursement relief provided by several states in which we operate.

The decline in occupancy continued through late May 2020, resulting in our skilled nursing facility operating occupancy decreasing from 88.2% for the three months ended March 31, 2020 to 81.9% for the month ended April 30, 2020.  Operating occupancy for the month ended May 31, 2020 is projected to be approximately 76%.

The impact of COVID-19 on our net revenue for the remainder of 2020 will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the scope and severity of COVID-19 and the actions taken by public and private entities in response to the pandemic.

Operating Expenses

Beginning in early March 2020, we began to incur increases in our costs as a result of the pandemic, with more dramatic increases occurring at facilities with positive COVID-19 cases among patients, residents and employees.  During the three months ended March 31, 2020, we incurred approximately $7 million of incremental operating expense to prepare for and respond to the pandemic.  Increases in cost primarily stemmed from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, medical equipment, food service supplies for staff, enhanced cleaning and environmental sanitation costs and the impact of utilizing less efficient modes of providing therapy in order to avoid the grouping of patients.

Such costs have escalated following March 31, 2020, and we also expect such costs to include increased workers compensation expense, health plan expense and consulting costs.  We estimate that our operating expenses for the month ended April 30, 2020 grew approximately $21 million due to the COVID-19 pandemic.  We are not reasonably able to predict the total amount of costs we will incur related to the pandemic and to what extent such costs will be borne by or offset by actions taken by public and private entities in response to the pandemic.

Strategic Partnerships

Vantage Point Partnership

On January 10, 2020, Welltower, Inc. (Welltower) sold the real estate of one skilled nursing facility located in Massachusetts to the Vantage Point Partnership.  The sale represents the final component of a transaction that occurred on September 12, 2019, whereby we acquired an approximately 30% membership interest in the real estate of 18 facilities previously leased from Welltower and Second Spring Healthcare Investments.  As a result of the January 10, 2020 transaction, we will receive an annual rent credit of $0.7 million from Welltower and recorded a gain of $0.2 million as a result of the lease termination.  The Vantage Point Partnership acquired this skilled nursing facility for a purchase price of $9.1 million.  The consolidation of this additional skilled nursing facility primarily resulted in property and equipment of $9.1 million, non-recourse debt of $7.3 million with the balance of the purchase price settled primarily with proceeds held in escrow from the September 12, 2019 closing.  We will continue to operate the facility under the master lease agreement with the Vantage Point Partnership along with the other 18 facilities.

NewGen Partnership

On February 1, 2020, we transitioned operational responsibility for 19 facilities in the states of California, Washington and Nevada to New Generation Health, LLC (NewGen). We sold the real estate and operations of six skilled nursing facilities and transferred the leasehold rights to 13 skilled nursing, behavioral health and assisted living facilities for $78.7 million.  Net transaction proceeds were used by us to repay indebtedness, including prepayment fees, of $33.7 million, fund our initial 50% equity contribution and working capital requirement of $14.9 million, and provide financing to the partnership of $9.0 million.  We recorded a gain on sale of assets and transition of leased facilities of $58.8 million and loss on early extinguishment of debt of $1.0 million.  Concurrently, the facilities have entered, or will enter upon regulatory approval, into management services agreements with NewGen for the day-to-day operations of the facilities. We will continue to provide administrative and back office services to the facilities pursuant to administrative support agreements, as well as therapy services pursuant to therapy services agreements.  Subsequent to February 1, 2020, we have applied the equity method of accounting for our 50% interest in these operations.

On May 15, 2020, we transitioned operational responsibility for four additional leased facilities in the state of California to NewGen.  The four facilities generated annual revenues of $55.0 million and pre-tax loss of $0.5 million.

Divestiture of Non-Strategic Facilities

On January 31, 2020, Omega sold the real estate of one skilled nursing facility located in Massachusetts. We leased the facility under a master lease agreement, but closed the facility on July 1, 2019.  The sale resulted in a gain on the lease termination of $0.2 million and an annual rent credit of $0.4 million.

On February 1, 2020, we sold two owned skilled nursing facilities in North Carolina and one owned skilled nursing facility in Maryland for $61.8 million.  Proceeds were used to retire $29.1 million of HUD financed debt.  The three facilities generated revenues of $38.7 million and pre-tax income of $0.5 million.  The transactions resulted in a gain on sale of $24.5 million and loss on early extinguishment of debt of $2.6 million.

On February 26, 2020, we completed the sale of one owned HUD-insured skilled nursing facility in California for $20.8 million.  The facility had been classified as an asset held for sale as of December 31, 2019.  Proceeds were used to retire $20.5 million of HUD financed debt.  The facility generated revenues of $14.0 million and pre-tax loss of $0.1 million.  See Note 14 – “Assets Held for Sale.”  The transactions resulted in a gain on sale of $3.0 million and loss on early extinguishment of debt of $0.4 million.

On March 4, 2020, we divested the operations of one leased assisted/senior living facility in Montana. The lease termination resulted in an annual rent credit of $0.7 million.  The facility generated revenues of $2.5 million and pre-tax income of $0.1 million.

On April 1, 2020, we sold two owned skilled nursing facilities in New Jersey and one owned skilled nursing facility in Maryland for $45.8 million.  Proceeds were used to retire $15.2 million of HUD financed debt and $7.5 million of MidCap Real Estate Loans.  The three facilities generated annual revenues of $35.8 million and pre-tax income of $0.0 million.  The transactions resulted in a gain on sale of $21.8 million and loss on early extinguishment of debt of $1.4 million.  All three skilled nursing facilities were classified as assets held for sale as of March 31, 2020.  See Note 14 – “Assets Held For Sale.”

On April 1, 2020, we divested the operations and terminated the lease of two skilled nursing facilties in Montana.  The two facilities generated annual revenues of $18.8 million and pre-tax income of $0.4 million.  The lease termination resulted in an annual rent credit of $1.1 million.

On April 20, 2020, we divested the operations of four skilled nursing facilities in Florida and two skilled nursing facilities in Maryland that were subject to a master lease with Second Spring Healthcare Investments.  The six facilities generated annual revenues of $62.0 million and pre-tax loss of $2.3 million.  The lease termination resulted in an annual rent credit of $8.5 million.

Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue

COVID-19 Regulatory and Reimbursement Relief

On March 18, 2020, the Families First Coronavirus Response Act was enacted, which provides a temporary 6.2% increase to each qualifying state’s Medicaid Federal Medical Assistance Percentage (FMAP) effective January 1, 2020.  The temporary FMAP increase will extend through the last day of the calendar quarter in which the COVID-19 public health emergency declared by the U.S. Department of Health and Human Services (HHS), including any extensions or termination.  As part of the requirements for receiving the temporary FMAP increase, states must cover testing services and treatments for COVID-19 and may not impose deductibles, copayments, coinsurance or other cost sharing charges for any quarter in which the temporarily increased FMAP is claimed.   For the three months ended March 31, 2020, we recognized approximately $6 million of additional FMAP reimbursement relief provided by several states in which we operate.  Since March 31, 2020, a number of additional states in which we operate have implemented incremental FMAP related reimbursement provisions and other forms of support to assist providers, resulting in an additional $21 million of estimated incremental FMAP funding commitments as of the filing date of this Quarterly Report on Form 10-Q.  We cannot predict the extent to which further FMAP funding programs will be implemented in the states in which we operate.

In further response to the pandemic, on March 27, 2020, the President signed into law the bipartisan Coronavirus Aid, Relief, and Economic Security Act (CARES Act).  The CARES Act allocates $100 billion to a Public Health and Social Services Emergency Fund to “reimburse, through grants or other mechanisms, eligible health care providers for health care related expenses or lost revenues that are attributable to coronavirus.” Nursing facility operators participating in Medicare and Medicaid may be eligible to receive compensation for costs incurred in the course of providing medical services, such as those related to obtaining personal protective equipment, COVID-19 related testing supplies, and increased staffing or training, provided that such costs are not compensated by another source.  The secretary of the HHS has broad authority and discretion to determine payment eligibility and the amount of such payments.

The impacts to us of certain provisions of the CARES Act are summarized below.

•

Temporary suspension of certain patient coverage criteria and documentation and care requirements.  The CARES Act and a series of temporary waivers and guidance issued by the Centers for Medicare and Medicaid Services (CMS) suspend various Medicare patient coverage criteria as well as certain documentation and care requirements. These accommodations are intended to ensure patients have access to care notwithstanding the burdens placed on healthcare providers due to the COVID-19 pandemic. We believe these regulatory actions could contribute to an increase in census volumes and skilled mix that may not otherwise have occurred, but cannot provide any assurance as to the impact on our businesses.

•

Relief Funds.  During April and May 2020, we received $180 million of relief grants from CARES Act funds administered by the HHS. The grants are primarily related to the skilled nursing care provided through our Inpatient Services segment.  Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for health care related expenses or lost revenues that are attributable to COVID-19. HHS continues to evaluate and provide allocations of, and issue regulation and guidance regarding, grants made under the Emergency Fund.  We will classify receipt of the relief funds as revenue.

•

Medicare Accelerated and Advanced Payment Program.  During April 2020, we requested and received $158 million under the Medicare Accelerated and Advance Payment Program administered by CMS, which was temporarily expanded by the CARES Act. Under the program, we received an interest-free advancement of 100% of our Medicare payment amount for a three-month period. Repayments of advanced payments are required to begin 120 days after their issuance through offsets of new Medicare claims, and all advanced payments are due 210 days following their issuance.  Repayment of the advances we received will begin in August 2020 and we will classify the cash receipts as a current liability.

•

Payroll Tax Deferral.  Under the CARES Act, we may elect to defer payment, on an interest free basis, of the employer portion of social security payroll taxes incurred from March 27, 2020 to December 31, 2020. One-half of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. We elected to utilize this deferral program to delay payment of approximately $90 million of the employer portion of payroll taxes estimated to be incurred between March 27, 2020 and December 31, 2020.  The deferred payroll taxes will be classified as a liability.

•

Temporary Suspension of Medicare Sequestration.  The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare fee for service claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements have incurred this mandatory reduction and it will continue to remain in place through at least 2023, unless Congress takes further action. In response to COVID-19, the CARES Act will temporarily suspend the automatic 2.0% reduction of Medicare claim reimbursements for the period of May 1, 2020 through December 31, 2020, which we estimate will increase our revenue $8 million over this time period.

•

Employee Retention Tax Credit.  We are evaluating our eligibility to claim the employee retention tax credit under the CARES Act for certain of our employees. The refundable tax credit is available to employers that fully or partially suspend operations during any calendar quarter in 2020 due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19, and is equal to 50% of qualified wages paid after March 12, 2020 through December 31, 2020 to qualified employees, with a maximum credit of $5,000 per employee. Qualified employees are those who are not providing services as a result of such orders of a government authority.  There can be no assurances that we will qualify for the program, or the amount of any refundable tax credit that will be available.

Further, the Paycheck Protection Program and Health Care Enhancement Act was signed into law on April 24, 2020.  Congress appropriated $75 billion for healthcare providers through the Paycheck Protection Program and Health Care Enhancement Act. HHS is distributing this money through the Provider Relief Fund, and these payments do not need to be repaid. While we believe that the relief funds received by us to date under the CARES Act have primarily benefited Medicare providers as opposed to Medicaid providers and have provided limited support to our rehabilitation therapy services segment, we cannot predict the extent to which any of our businesses will receive any such additional funds, and to what extent the financial impact of receiving such funds would effectively offset any shortfall in funds received to date as compared to the escalation in our costs and lost revenue as a result of the broad implications of the pandemic.

COVID-19 Reporting Requirements

On April 19, 2020, CMS announced new regulatory requirements that will require skilled nursing homes report cases of COVID-19 directly to the CDC. This information must be reported in accordance with existing privacy regulations and statues. In addition, skilled nursing homes are required to inform residents, their families and representatives of COVID-19 cases in their facilities; this notification is required to take place by 5 PM the next calendar day following the occurrence of a single confirmed infection of COVID-19, or of three or more residents or staff with new-onset of respiratory symptoms that occur within 72 hours of one another. Further, the CDC will be providing a reporting tool to skilled nursing homes that will support Federal efforts to collect nationwide data to assist in COVID-19 surveillance and response. There could be civil monetary penalties for not meeting these reporting requirements.

On April 30, 2020, CMS announced that it would be convening an independent commission to conduct comprehensive assessments of nursing home responses to the COVID-19 pandemic. The commission will consist of skilled nursing facility residents, families, resident/patient advocates, industry experts, clinicians, medical ethicists, administrators, academicians, infection control and prevention professionals, state and local authorities, and other experts. The commission is expected to develop recommendations specific to (1) protecting residents from COVID-19 and improving the responsiveness of care delivery; (2) strengthening regulations to enable rapid and effective identification and mitigation of COVID-19 transmissions in nursing homes; and (3) enhancing enforcement strategies to improve compliance with infection control policies. Recommendations from the commission will be delivered to CMS and may be incorporated into the regulatory framework applicable to nursing facilities.

 Proposed Rule - Medicare Annual Market Basket for Fiscal Year 2021

The proposed rule provides for a net market basket increase for skilled nursing facilities of 2.3 percent beginning October 1, 2020. This market basket update reflects a full market basket increase of 2.7 percentage points, no forecast error correction was incurred, and a 0.4 percentage point multifactor productivity adjustment. CMS estimates that the net market basket update would increase Medicare skilled nursing facility payments by approximately $784 million in fiscal year 2021.

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

Key performance and valuation measures for our businesses are set forth below, followed by a comparison and analysis of our financial results:

	Three months ended March 31,
	2020	2019
Financial Results (in thousands)
Financial Performance Measures:
Net revenues (GAAP)	$1,092,250	$1,161,640
Net income (loss) attributable to Genesis Healthcare, Inc. (GAAP)	33,508	(15,263)
EBITDA (Non-GAAP)	100,130	64,680
Adjusted EBITDA (Non-GAAP)	42,859	54,436
Valuation Measure:
Adjusted EBITDAR (Non-GAAP)	$140,879

INPATIENT SEGMENT:

	Three months ended March 31,
	2020	2019
Occupancy Statistics - Inpatient
Available licensed beds in service at end of period	40,601	47,271
Available operating beds in service at end of period	38,834	45,306
Available patient days based on licensed beds	3,693,851	4,313,860
Available patient days based on operating beds	3,530,644	4,135,173
Actual patient days	3,114,081	3,591,045
Occupancy percentage - licensed beds	84.3%	83.2%
Occupancy percentage - operating beds	88.2%	86.8%
Skilled mix	18.4%	19.0%
Average daily census	34,221	39,901
Revenue per patient day (skilled nursing facilities)
Medicare Part A	$565	$526
Insurance	480	454
Private and other	369	358
Medicaid	246	230
Medicaid (net of provider taxes)	224	211
Weighted average (net of provider taxes)	$294	$278
Patient days by payor (skilled nursing facilities)
Medicare	310,295	366,784
Insurance	228,769	279,584
Total skilled mix days	539,064	646,368
Private and other	184,270	189,621
Medicaid	2,213,879	2,556,143
Total Days	2,937,213	3,392,132
Patient days as a percentage of total patient days (skilled nursing facilities)
Medicare	10.6%	10.8%
Insurance	7.8%	8.2%
Skilled mix	18.4%	19.0%
Private and other	6.3%	5.6%
Medicaid	75.3%	75.4%
Total	100.0%	100.0%
Facilities at end of period
Skilled nursing facilities
Leased	265	314
Owned	19	42
Joint Venture	57	20
Managed	12	12
Total skilled nursing facilities	353	388
Total licensed beds	42,552	47,050
Assisted/Senior living facilities:
Leased	19	20
Owned	1	3
Joint Venture	2	1
Managed	1	2
Total assisted/senior living facilities	23	26
Total licensed beds	1,829	2,209
Total facilities	376	414

Total Jointly Owned and Managed— (Unconsolidated)	32	14

REHABILITATION THERAPY SEGMENT*:

	Three months ended March 31,
	2020	2019
Revenue mix %:
Company-operated	34.3%	36.6%
Non-affiliated	65.7%	63.4%
Sites of service (at end of period)	1,137	1,237
Revenue per site	$140,598	$149,821
Therapist efficiency %	70.9%	68.1%

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

We use two Non-GAAP Financial Measures primarily (EBITDA and Adjusted EBITDA) as performance measures and believe that the GAAP financial measure most directly comparable to these two Non-GAAP Financial Measures is net income (loss) attributable to Genesis Healthcare, Inc. We use one Non-GAAP Financial Measure (Adjusted EBITDAR) as a valuation measure and believe that the GAAP financial measure most directly comparable to this Non-GAAP Financial Measures is net income (loss) attributable to Genesis Healthcare, Inc.  We use Non-GAAP Financial Measures to assess the value of our business and the performance of our operating businesses, as well as the employees responsible for operating such businesses. Non-GAAP Financial Measures are useful in this regard because they do not include such costs as interest expense, income taxes and depreciation and amortization expense which may vary from business unit to business unit depending upon such factors as the method used to finance the original purchase of the business unit or the tax law in the state in which a business unit operates. By excluding such factors when measuring financial performance, many of which are outside of the control of the employees responsible for operating our business units, we are better able to evaluate value and the operating performance of the business unit and the employees responsible for business unit performance. Consequently, we use these Non-GAAP Financial Measures to determine the extent to which our employees have met performance goals, and therefore the extent to which they may or may not be eligible for incentive compensation awards.

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

•

Income (loss) of newly acquired, constructed or divested businesses.  The acquisition and construction of new businesses is an element of our growth strategy.  Many of the businesses we acquire have a history of operating losses and continue to generate operating losses in the months that follow our acquisition.  Newly constructed or developed businesses also generate losses while in their start-up phase.  We view these losses as both temporary and an expected component of our long-term investment in the new venture.  We adjust these losses when computing Adjusted EBITDA in order to better analyze the performance of our mature ongoing business.  The activities of such businesses are adjusted when computing Adjusted EBITDA until such time as a new business generates positive Adjusted EBITDA.  The divestiture of underperforming or non-strategic facilities is also an element of our business strategy.  We eliminate the results of divested facilities beginning in the quarter in which they become divested.  We view the income or losses associated with the wind-down of such divested facilities as not indicative of the performance of our ongoing operating business.

•

Stock-based compensation.  We exclude stock-based compensation expense because it does not result in an outlay of cash and such non-cash expenses do not reflect the underlying performance of our operating businesses.

•

Impact of COVID-19.  We excluded the net impact of the COVID-19 pandemic on our revenues and expenses for the three months ended March 31, 2020 due to the extraordinary nature of the virus and its impact across the globe. We view the incremental expenses, lost revenue and government relief grants as not indicative of the underlying potential long-term performance of our operating businesses.

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

Supplemental Information

We provide supplemental information about certain capital costs we believe are beneficial to an investor’s understanding of our capital structure and cash flows. This supplemental information includes (1) cash interest payments on our recourse and HUD guaranteed indebtedness (2) cash rent payments made to partially owned real estate joint ventures that is eliminated in consolidation, net of any distributions returned to us, and (3) total cash lease payments made pursuant to operating leases and finance leases.

This supplemental information is used by us to evaluate our leverage, fixed charge coverage and cash flow. This supplemental information is consistent with information used by our major creditors in evaluating compliance with financial covenants contained in our material lease and loan agreements.

See the reconciliation of net income (loss) attributable to Genesis Healthcare, Inc. to Non-GAAP financial information included herein (in thousands):

	Three months ended March 31,
	2020	2019

Net income (loss) attributable to Genesis Healthcare, Inc.	$33,508	$(15,263)
Adjustments to compute EBITDA:
Net income (loss) attributable to noncontrolling interests	5,173	(9,819)
Depreciation and amortization expense	25,988	38,195
Interest expense	36,240	51,516
Income tax (benefit) expense	(779)	51
EBITDA	100,130	64,680
Adjustments to compute Adjusted EBITDA:
Loss on early extinguishment of debt	4,039	—
Other income	(84,832)	(16,917)
Transaction costs	5,591	1,261
Long-lived asset impairments	9,700	—
Severance and restructuring	355	1,446
(Income) loss of newly acquired, constructed, or divested businesses	(1,921)	1,879
Stock-based compensation	1,894	2,087
Impact of COVID-19	7,903	—
Adjusted EBITDA	$42,859	$54,436
Lease Expense	98,020	94,061
Adjusted EBITDAR	$140,879
Supplemental information:
Cash interest payments on recourse and HUD debt	$19,380	$22,449
Cash payments made to partially owned real estate joint ventures, net of distributions received	12,700	—
Total cash lease payments made pursuant to operating leases and finance leases	$93,346	$107,628

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

Impact of COVID-19 on Results of Operations

The COVID-19 pandemic will impact the comparability of our 2020 financial results with those of other periods.  That reduced comparability will be highlighted in the discussion of our results of operations, separate from our same-store presentation.  For more information about the COVID-19 pandemic and its impact on our results of operations and financial position, see “COVID-19” described more fully in this MD&A.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

A summary of our unaudited results of operations for the three months ended March 31, 2020 as compared with the same period in 2019 follows (in thousands, except percentages):

	Three months ended March 31,
	2020		2019		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$929,873	85.1%	$982,396	84.6%	$(52,523)	(5.3)%
Assisted/Senior living facilities	21,822	2.0%	23,649	2.0%	(1,827)	(7.7)%
Administration of third party facilities	2,041	0.2%	2,247	0.2%	(206)	(9.2)%
Elimination of administrative services	(786)	(0.1)%	(800)	—%	14	1.8%
Inpatient services, net	952,950	87.2%	1,007,492	86.8%	(54,542)	(5.4)%

Rehabilitation therapy services:
Total therapy services	164,796	15.1%	195,071	16.8%	(30,275)	(15.5)%
Elimination of intersegment rehabilitation therapy services	(59,327)	(5.4)%	(74,231)	(6.4)%	14,904	20.1%
Third party rehabilitation therapy services, net	105,469	9.7%	120,840	10.4%	(15,371)	(12.7)%

Other services:
Total other services	54,823	5.0%	42,118	3.6%	12,705	30.2%
Elimination of intersegment other services	(20,992)	(1.9)%	(8,810)	(0.8)%	(12,182)	(138.3)%
Third party other services, net	33,831	3.1%	33,308	2.8%	523	1.6%

Net revenues	$1,092,250	100.0%	$1,161,640	100.0%	$(69,390)	(6.0)%

	Three months ended March 31,
	2020		2019		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
EBITDA:
Inpatient services	$125,598	13.2%	$73,473	7.3%	$52,125	70.9%
Rehabilitation therapy services	21,413	13.0%	26,768	13.7%	(5,355)	(20.0)%
Other services	727	1.3%	(322)	(0.8)%	1,049	325.8%
Corporate and eliminations	(47,608)	—%	(35,239)	—%	(12,369)	(35.1)%
EBITDA	$100,130	9.2%	$64,680	5.6%	$35,450	54.8%

A summary of our unaudited condensed consolidating statement of operations follows (in thousands):

	Three months ended March 31, 2020
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$953,736	$164,796	$54,039	$784	$(81,105)	$1,092,250
Salaries, wages and benefits	411,042	134,569	34,922	—	—	580,533
Other operating expenses	395,526	8,502	17,683	—	(81,230)	340,481
General and administrative costs	—	—	—	39,617	—	39,617
Lease expense	96,982	312	427	299	—	98,020
Depreciation and amortization expense	21,634	1,686	198	2,489	(19)	25,988
Interest expense	13,566	14	10	23,830	(1,180)	36,240
Loss on early extinguishment of debt	—	—	—	4,039	—	4,039
Investment income	—	—	—	(2,336)	1,180	(1,156)
Other (income) loss	(85,112)	—	280	—	—	(84,832)
Transaction costs	—	—	—	5,591	—	5,591
Long-lived asset impairments	9,700	—	—	—	—	9,700
Equity in net income of unconsolidated affiliates	—	—	—	188	(61)	127
Income (loss) before income tax benefit	90,398	19,713	519	(72,933)	205	37,902
Income tax benefit	—	—	—	(779)	—	(779)
Net income (loss)	$90,398	$19,713	$519	$(72,154)	$205	$38,681

	Three months ended March 31, 2019
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,008,292	$195,071	$42,065	$53	$(83,841)	$1,161,640
Salaries, wages and benefits	456,762	157,092	28,556	—	—	642,410
Other operating expenses	401,932	10,957	13,489	—	(83,840)	342,538
General and administrative costs	—	—	—	35,532	—	35,532
Lease expense	92,966	330	342	423	—	94,061
Depreciation and amortization expense	31,872	3,164	174	2,985	—	38,195
Interest expense	27,040	14	9	24,453	—	51,516
Investment income	—	—	—	(1,864)	—	(1,864)
Other income	(16,841)	(76)	—	—	—	(16,917)
Transaction costs	—	—	—	1,261	—	1,261
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(524)	463	(61)
Income (loss) before income tax expense	14,561	23,590	(505)	(62,213)	(464)	(25,031)
Income tax expense	—	—	—	51	—	51
Net income (loss)	$14,561	$23,590	$(505)	$(62,264)	$(464)	$(25,082)

Net Revenues

Net revenues for the three months ended March 31, 2020 decreased by $69.4 million, or 6.0%, as compared with the three months ended March 31, 2019.

Inpatient Services – Revenue decreased $54.5 million, or 5.4%, in the three months ended March 31, 2020 as compared with the same period in 2019.  On a same-store basis, inpatient services revenue increased $52.9 million, or 6.1%, excluding 68 divested underperforming facilities and the acquisition or development of 2 additional facilities.  Included in the same-store revenue increase is $9.9 million related to a new provider tax program in the state of New Mexico, which was not in place for the corresponding period in 2019.  An additional $12.3 million of the increase in the three months ended March 31, 2020 is attributed to the transition from the resource utilization group based reimbursement to the Patient-Driven Payment Model (PDPM) reimbursement methodology in the fourth quarter of fiscal 2019.  During the three months ended March 31, 2020, and more specifically during the month of March, the inpatient service revenues were negatively impacted by COVID-19, resulting in a reduction of $0.8 million as compared with the same period in 2019.  The remaining $31.2 million same-store increase is due to increasing census volume and payor rates, primarily in our Medicaid population, partially offset by continued decline in the skilled mix of our inpatient facilities.  For the past several years, census and skilled mix trends have been affected by healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payors and conveners to divert certain skilled nursing referrals to home health or other community-based care settings.  While overall census recovered as compared with the preceding year, the skilled mix continued to decline.  For the three months ended March 31, 2020, we saw overall same-store occupancy rates exceed that of the same period in 2018 by nearly 120 basis points.  However, at the same time, same-store skilled mix for the three months ended March 31, 2020 lagged behind that of the same period in 2019 by 100 basis points.  COVID-19 will likely disrupt this favorable overall census trend but may have a positive impact on the skilled mix of our inpatient facilities as a result of the temporary change to patient coverage criteria.

For an expanded discussion regarding the factors influencing our operating census and challenges to our ability to grow inpatient service revenues, see Item 1, “Business – Industry Trends” in our Annual Report on Form 10-K filed with the SEC, “Key Performance and Valuation Measures” in this MD&A for quantification of the census trends and revenue per patient day as well as “COVID-19” in this MD&A.

Rehabilitation Therapy Services – Revenue decreased $15.4 million, or 12.7% comparing the three months ended March 31, 2020 with the same period in 2019.  Of that decrease, $7.3 million is due to lost contract business, offset by $6.9 million attributed to new contracts.  COVID-19 began to impact the skilled nursing customers of our rehabilitation services at an accelerating rate by March 2020, resulting in a decrease of revenue of $2.9 million in the three months ended March 31, 2020 as compared with the same period in 2019.  The remaining decrease of $12.1 million is principally due to reduced volume of services provided to existing customers and amended customer pricing terms in connection with the implementation of PDPM.

Other Services – Revenue increased $0.5 million, or 1.6% in the three months ended March 31, 2020 as compared with the same period in 2019. Our other services revenue is comprised mainly of our physician services and staffing services businesses, in addition to our Accountable Care Organization (ACO).  In the three months ended March 31, 2020 and 2019, the ACO did not recognize any revenue under the Medicare Shared Savings Program (MSSP).  We are participating in the MSSP in 2020; however, uncertainty around how the 2020 MSSP will perform in light of COVID-19 precludes us from recognizing any savings to the Medicare program at this stage.  Revenue in our physician services business increased $1.5 million in the three months ended March 31, 2020 as compared with the same period in 2019.  The remaining decrease of revenue of $1.0 million is in our staffing services business, which has shifted its focus to developing its services to our affiliated nursing facilities and therapy gyms.  While the staffing business gross revenue has increased over 43% in the three months ended March 31, 2020 as compared with the same period in 2019, its revenue from external customers has decreased 9.1% over that same period.  Further penetration of the internal staffing needs is a strategic goal for our staffing business, and, if successful, it will provide a benefit to our inpatient and rehabilitation therapy segments to combat a historically strong labor market and accelerating wage pressures.

EBITDA

EBITDA for the three months ended March 31, 2020 increased by $35.5 million, or 54.8%, as compared with the three months ended March 31, 2019.  Excluding the impact of loss on early extinguishment of debt, other (income) loss, transaction costs and long-lived asset impairments, EBITDA decreased $14.4 million, or 29.4% when compared with the same period in 2019.  The contributing factors for this net decrease are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDA increased by $52.1 million, or 70.9% for the three months ended March 31, 2020 as compared with the same period in 2019.  Excluding the impact of other (income) loss and long-lived asset impairments, EBITDA as adjusted decreased $6.4 million, or 11.4% when compared with the same period in 2019.  On a same-store basis, the inpatient EBITDA as adjusted increased $3.9 million.  Of that same-store increase, lease expense increased $4.3 million, primarily due to lease amendments in 2019 resulting in certain financing leases being reclassified as operating leases.  Our self-insurance programs, including general and professional liability, workers’ compensation and health insurance benefits, resulted in a decrease of $5.3 million EBITDA as adjusted in the three months ended March 31, 2020 as compared with the same period in 2019.  While our self-insurance programs are performing as anticipated and within normal claims reporting patterns of our same-store operations, the provision for general and professional liability recorded in the comparable period in 2019 reflects the favorable claims development and accelerated claims settlement initiative in the prior year.  COVID-19 has resulted in same-store reduction in EBITDA of $4.4 million as a result of the impact on our operating census and escalating costs of caring for our skilled nursing patients in buildings with a COVID-19 positive population.  Same-store staffing costs, net of nursing agency and other purchased services and adjusted for the impact of COVID-19, increased $30.3 million.  Nursing wage inflation increased 5.7% while non-nursing wage inflation increased 2.7% in the three months ended March 31, 2020 as compared with the same period in 2019.  The introduction of the new provider tax program in New Mexico resulted in an increase of EBITDA of $4.7 million compared to the same period in 2019 before the program was enacted. The remaining $41.5 million increase in EBITDA, as adjusted, of the segment is attributed to ongoing expense management, reduced therapy services cost due to the implementation of PDPM and increased census volume in our skilled nursing facilities, partially offset by the continued pressures on skilled mix of our inpatient facilities described above under “Net Revenues.”

Rehabilitation Therapy Services – EBITDA decreased by $5.4 million, or 20.0%, for the three months ended March 31, 2020 as compared with the same period in 2019.  Lost therapy contracts exceeded new contracts by $1.6 million in the three months ended March 31, 2020 as compared with the same period in 2019.  COVID-19 resulted in a decrease of EBITDA of $2.4 million in the three months ended March 31, 2020.  The remaining decrease of $1.4 million is principally attributed to reduced service volume and pricing to existing customers related to the implementation of PDPM, partially offset by overhead cost reductions.  Therapist efficiency improved to 70.9% in the three months ended March 31, 2020 compared with 68.1% in the comparable period in the prior year.

Other Services — EBITDA increased $1.0 million, or 325.8%, for the three months ended March 31, 2020 as compared with the same period in 2019.  The EBITDA of our staffing services business increased $1.1 million in the three months ended March 31, 2020 as compared with the same period in 2019, principally due to growth in its services with affiliated customers.  The remaining decrease of $0.1 million pertains to our physician services business.

Corporate and Eliminations — EBITDA decreased $12.4 million, or 35.1%, for the three months ended March 31, 2020 as compared with the same period in 2019.  EBITDA of our corporate function includes loss on early extinguishment of debt and losses associated with transactions that are outside of the scope of our reportable segments.  These and other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $8.4 million of the net decrease in EBITDA.  Corporate overhead costs increased $4.1 million, or 11.5%, in the three months ended March 31, 2020 as compared with the same period in 2019. This increase is principally due to investments in information technology and related upgrades. The remaining increase in EBITDA of $0.1 million is primarily the result of an increase in investment earnings from our unconsolidated affiliates accounted for on the equity method and other investments.

Other (income) loss — Consistent with our strategy to divest assets in non-strategic markets, we incur losses and generate gains resulting from the sale, transition or closure of underperforming operations and assets.  Other (income) loss for the three months ended March 31, 2020 principally represents gains on sales of real estate and leasehold rights in the period.  See also Note 12 – “Other Income.”

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed.  Transaction costs incurred for the three months ended March 31, 2020 and 2019 were $5.6 million and $1.3 million, respectively.

Long-lived asset impairments — In the three months ended March 31, 2020, we recognized impairments of property and equipment and right-of-use (ROU) assets of $9.7 million.  For more information about the conditions of the business which contributed to these impairments, see “Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue” and “Financial Condition and Liquidity Considerations” in this MD&A, as well as Note 13 – “Asset Impairment Charges - Long-Lived Assets with a Definite Useful Life.”

Other Expense

The following discussion applies to the consolidated expense categories between EBITDA and net income (loss) of all reportable segments, corporate and eliminations in our consolidating statement of operations for the three months ended March 31, 2020 as compared with the same period in 2019.

Depreciation and amortization — Each of our reportable segments and corporate overhead have depreciating property, plant and equipment, including amortization of finance lease ROU assets. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets.  Depreciation and amortization expense decreased $12.2 million in the three months ended March 31, 2020 as compared with the same period in 2019.  On a same-store basis, depreciation and amortization decreased $10.8 million in the three months ended March 31, 2020 as compared with the same period in 2019.  In the inpatient services segment, $9.9 million of the decrease is principally due to prior year acceleration offset by current year acceleration related to multiple lease transactions.  The remaining $0.9 million of decrease is principally due to asset impairments and assets reaching the end of their depreciable term.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our debt instruments, as well as the expense associated with leases accounted for as finance leases.  Interest expense decreased $15.3 million in the three months ended March 31, 2020 as compared with the same period 2019.  On a same-store basis, interest expense is down $12.3 million in the three months ended March 31, 2020 as compared with the same period in 2019.   An increase of $4.1 million of interest expense is attributed to consolidating debt and the associated interest expense of two real-estate partnerships in 2019, which were determined to be variable interest entities (VIEs) of which we are the primary beneficiary. See Note 1 – “General Information – Basis of Presentation” and Note 9 – “Long-Term Debt.”  The remaining decrease in interest expense of $16.4 million is principally due to lease amendments entered in 2019 and early 2020 that resulted in modifications to the accounting for certain leases, converting them from financing leases with interest expense to operating leases presented as lease expense.

Income tax benefit — For the three months ended March 31, 2020, we recorded income tax benefit of $0.8 million from continuing operations representing an effective tax rate of (2.1)% compared to an income tax benefit of $0.1 million from continuing operations, representing an effective tax rate of (0.2)% for the same period in 2019.   There is a full valuation allowance against our deferred tax assets, excluding our deferred tax asset on our Bermuda captive insurance company’s discounted unpaid loss reserve.  Previously, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets.  As of March 31, 2020, we have determined that the valuation allowance is still necessary.

Net Income (Loss) Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between net income (loss) and net income (loss) attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the three months ended March 31, 2020 as compared with the same period in 2019.

Net income (loss) attributable to noncontrolling interests — On February 2, 2015, FC-GEN Operations Investment, LLC (FC-GEN) combined with Skilled Healthcare Group, Inc. and the combined results were consolidated with approximately 42.0% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity.  The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares.  Since the combination, there have been conversions of 8.5 million Class C common stock, leaving a remaining direct noncontrolling economic interest of approximately 33.7%.  For the three months ended March 31, 2020 and 2019, income (loss) of $5.9 million and $(10.3) million, respectively, has been attributed to the Class C common stock.

In addition to the noncontrolling interests attributable to the Class C common stock holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any VIEs where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both.  We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs.  For the three months ended March 31, 2020 and 2019, (loss) income of $(0.7) million and $0.4 million, respectively, has been attributed to these unaffiliated third parties.

Liquidity and Capital Resources

Cash Flow and Liquidity

The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Three months ended March 31,
	2020	2019
Net cash provided by operating activities	$15,250	$12,146
Net cash provided by (used in) investing activities	114,936	(203,419)
Net cash (used in) provided by financing activities	(134,439)	147,501
Net decrease in cash, cash equivalents and restricted cash and equivalents	(4,253)	(43,772)
Beginning of period	125,806	142,276
End of period	$121,553	$98,504

Net cash provided by operating activities in the three months ended March 31, 2020 increased $3.1 million compared with the same period in 2019.  The three months ended March 31, 2020 are highlighted by a decrease in cash used of $26.0 million for payments on accounts payable and other accrued expenses and other partially offset by a decrease in cash provided of $13.7 million for the collection of outstanding accounts receivable.

Net cash provided by investing activities in the three months ended March 31, 2020 was $114.9 million compared to net cash used in investing activities of $203.4 million in the three months ended March 31, 2019.  Routine capital expenditures for the three months ended March 31, 2020 decreased by $2.3 million as compared with the same period in the prior year.  Net sales and maturities of marketable securities of $7.1 million in 2020 exceeded net purchases of marketable securities of $6.4 million in 2019, resulting in a net change in cash provided of $13.5 million.  In the three months ended March 31, 2020, there were asset purchases of $9.1 million as a result of the acquisition of one skilled nursing facility by the consolidated Vantage Point Partnership as described in “Significant Transaction and Events – Strategic Partnerships – Vantage Point Partnership” compared to asset sales of $161.4 million comprised of the real property of 10 owned facilities and leasehold rights of 13 leased facilities described in “Significant Transaction and Events – Strategic Partnerships – NewGen Partnership”.  In the three months ended March 31, 2019, there were asset purchases of $252.5 million by the consolidated Next Partnership and its acquisition of 22 skilled nursing facilities and asset sale proceeds of $79.0 million resulting from the simultaneous sale of seven skilled nursing facilities.  The three months ended March 31, 2020 also included cash used of $14.9 million for an investment in a new joint venture and cash used of $9.0 million extending the new joint venture a loan as described in “Significant Transaction and Events – Strategic Partnerships – NewGen Partnership.” The remaining incremental source of cash in the three months ended March 31, 2020 as compared to the same period in the prior year of $0.7 million was due primarily to restricted deposit activity.

Net cash used in financing activities in the three months ended March 31, 2020 was $134.4 million compared to net cash provided by financing activities of $147.5 million in the three months ended March 31, 2019.  The net increase in cash used in financing activities of $281.9 million is principally attributed to debt repayments exceeding debt borrowings in the three months ended March 31, 2020 as compared to the same period in 2019.  In the three months ended March 31, 2020, we had proceeds from the issuance of debt of $7.3 million by the consolidated Vantage Point Partnership. In the three months ended March 31, 2019, we had proceeds from the issuance of debt of $170.6 million primarily from the consolidated Next Partnership.   Repayment of long-term debt in the three months ended March 31, 2020 was $89.7 million compared to $4.5 million in the same period of the prior year.  In the three months ended March 31, 2020, we repaid $59.3 million in HUD-insured loans, $14.1 million in MidCap Real Estate Loans, $9.0 million in Welltower Real Estate Loans and $6.0 million in a short-term note payable using proceeds from the sale of 10 facilities.  The remaining decrease in cash used to repay long-term debt of $3.2 million relates to a decrease in routine debt payments. In the three months ended March 31, 2020, we had net repayments under the revolving credit facilities of $50.1 million as compared with $31.7 million of net repayments under the revolving credit facilities in the same period in 2019.  In the three months ended March 31, 2020, we paid debt issuance costs of $0.2 million from the consolidated Vantage Point Partnership.  In the three months ended March 31, 2019, we paid debt issuance costs of $3.7 million from the consolidated Next Partnership.  In the three months ended March 31, 2019, we received contributions from a noncontrolling interest for $18.5 million resulting from the aforementioned Next Partnership.

Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our asset based lending facilities (ABL Credit Facilities).

The objectives of our capital planning strategy are to ensure we maintain adequate liquidity and flexibility. Pursuing and achieving those objectives allow us to support the execution of our operating and strategic plans and weather temporary disruptions in the capital markets and general business environment.  Maintaining adequate liquidity is a function of our results of operations, restricted and unrestricted cash and cash equivalents and our available borrowing capacity.

At March 31, 2020, we had total liquidity of $94.4 million consisting of cash on hand of $62.3 million and available borrowings under our ABL Credit Facilities of $32.1 million.  During the three months ended March 31, 2020, we maintained liquidity sufficient to meet our working capital, capital expenditure and development activities.

COVID-19 Impact on Liquidity

We have taken, and will continue to take, actions to enhance and preserve our liquidity in response to the pandemic.    Since March 31, 2020, our historical sources of liquidity have been supplemented by grants and advanced Medicare payments under programs expanded or created under the CARES Act.  Specifically, in April 2020, we applied for and received $158 million of advanced Medicare payments and in April and May 2020 we received approximately $180 million of relief grants.  In addition, we have elected to implement the CARES Act payroll tax deferral program, which is expected to preserve on an interest free basis approximately $90 million of cash representing the employer portion of payroll taxes estimated to be incurred between March 27, 2020 and December 31, 2020.   The advance Medicare payments, which are also interest free, will be repaid between August 2020 and November 2020, while one-half of the payroll tax deferral amount will become due on each of December 31, 2021 and December 31, 2022.   In addition to relief funding under the CARES Act, funding has been committed by a number of states in which we operate, currently estimated at $27 million.

We continue to seek opportunities to enhance and preserve our liquidity, including through reducing expenses, continuing to evaluate our capital structure and seeking further government-sponsored financial relief related to the pandemic.  We cannot provide assurance that such efforts will be successful or adequate to offset the lost revenue and escalating operating expenses as a result of the pandemic.

Financing Activities

Divestiture of Non-Strategic Facilities

Consistent with our strategy to divest assets in non-strategic markets, we have exited 39 inpatient operations, including 32 skilled nursing facilities, two assisted/senior living facilities and five behavioral health centers in eight states beginning January 1, 2020 through May 15, 2020, including:

•	The sale of three owned skilled nursing facilities located in North Carolina and Maryland on February 1, 2020. A gain was recognized totaling $24.9 million.
•

The transition of operational responsibility for 19 facilities in the states of California, Washington and Nevada to NewGen on February 1, 2020. The transaction included the sale of the real estate and operations of six skilled nursing facilities and transfer of the leasehold rights to seven skilled nursing, five behavioral health center and one assisted living facility.

•	The sale of one owned skilled nursing facility located in California on February 26, 2020. A gain was recognized totaling $3.0 million.
•	The lease termination of one assisted/senior living facility located in Montana on March 4, 2020. A de minimis loss was recognized.
•	The sale of three owned skilled nursing facilities located in New Jersey and Maryland on April 1, 2020. A gain was recognized totaling $21.8 million.
•	The lease termination of two skilled nursing facilities located in Montana on April 1, 2020.
•	The lease termination of six skilled nursing facilities located in Florida and Maryland on April 20, 2020.
•	The transition of operational responsibility for four additional leased facilities in California to NewGen on May 15, 2020.

Financial Covenants

The ABL Credit Facilities, the Term Loan Agreement and the Welltower Real Estate Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and minimum liquidity.  At March 31, 2020, we were in compliance with all of the financial covenants contained in the Credit Facilities.

We have master lease agreements with Welltower, Omega and Second Spring Healthcare Investments (collectively, the Master Lease Agreements).  Our Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity.  At March 31, 2020, we were in compliance with the covenants contained in the Master Lease Agreements.

We have two master lease agreements with Cindat Best Years Welltower JV LLC involving 28 of our facilities.  We did not meet certain financial covenants contained in one of the master lease agreements involving two of our facilities at March 31, 2020.  On May 4, 2020, we received a waiver for these covenant breaches through July 1, 2021.  At March 31, 2020, we are in compliance with the financial covenants contained in the other master lease agreement.

At March 31, 2020, we did not meet certain financial covenants contained in one lease related to two of our facilities.  We are, and expect to continue to be, current in the timely payment of our obligations under such leases.  These leases do not have cross-default provisions, nor do they trigger cross-default provisions in any of our other loan or lease agreements.  We will continue to work with the related credit parties to amend such leases and the related financial covenants.  We do not believe the breach of such financial covenants has a material adverse impact on us at March 31, 2020.

Our ability to maintain compliance with our covenants depends in part on management’s ability to increase revenue and control costs, and the extent to which our efforts and the impact of government-sponsored financial relief related to the COVID-19 pandemic aqequately offset lost revenue and higher costs caused by the pandemic. Due to continuing changes in the healthcare industry, as well as the uncertainty with respect to changing referral patterns, patient mix, and reimbursement rates, it is possible that future operating performance may not generate sufficient operating results to maintain compliance with our quarterly covenant compliance requirements.  Should we fail to comply with our covenants at a future measurement date, we would, absent necessary and timely waivers and/or amendments, be in default under certain of our existing credit agreements.  To the extent any cross-default provisions may apply, the default would have an even more significant impact on our financial position.

Concentration of Credit Risk

We are exposed to the credit risk of our third-party customers, many of whom are in similar lines of business as us and are exposed to the same systemic industry risks of operations as we are, resulting in a concentration of risk.  These include organizations that utilize our rehabilitation services, staffing services and physician service offerings, engage in similar business activities or have economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in regulatory and systemic industry conditions.

Management assesses its exposure to loss on accounts at the customer level.  The greatest concentration of risk exists in our rehabilitation therapy services business where we have over 140 distinct customers, many being chain operators with more than one location.  One customer, which is a related party of ours, comprises $30.1 million, or approximately 36%, of the gross outstanding contract receivables in the rehabilitation services business at March 31, 2020.  See Note 11 – “Related Party Transactions.”  A future adverse event impacting this customer or several other large customers resulting in their insolvency or other economic distress would have a material impact on us.

Financial Condition and Liquidity Considerations

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern for 12 months following the date our financial statements were issued (May 27, 2020).  Management considered the recent results of operations as well as our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due before May 27, 2021.  Based upon such considerations, management determined that there are no known or knowable conditions or events that raise substantial doubt about our ability to continue as a going concern for 12 months following the date of issuance of these financial statements (May 27, 2020).

Our results of operations continue to be negatively impacted by the persistent pressure of healthcare reforms enacted in recent years and more recently by the COVID-19 pandemic.  This challenging operating environment has been most acute in our inpatient segment, but also has had a detrimental effect on our rehabilitation therapy segment and its customers.  In recent years, we have implemented a number of cost mitigation strategies to offset the negative financial implications of this challenging operating environment and with respect to COVID-19, we have access to certain grants and subsidy programs by federal and state governments.  These strategies have been successful in recent years, however, the negative impact of continued reductions in skilled patient admissions, shortening lengths of stay, escalating wage inflation and professional liability losses, combined with the increased cost of capital through escalating lease payments, persists.

We expect to continue to pursue cost mitigation and other strategies in response to the operating environment and liquidity requirements. Although we are and project to be in compliance with all of our material debt and lease covenants through May 27, 2021, the ongoing uncertainty related to the impact of the COVID-19 pandemic and ongoing healthcare reform initiatives may have an adverse impact on our ability to remain in compliance with the covenants. Should we fail to comply with our debt and lease covenants at a future measurement date we could, absent necessary and timely waivers and/or amendments, be in default under certain of our existing debt and lease agreements.  To the extent any cross–default provisions apply, the default could have a more significant impact on our financial position.

Risk and Uncertainties

Although we are in compliance and project to be in compliance with our material debt and lease covenants, the ongoing uncertainty related to the impact of the COVID-19 pandemic and ongoing healthcare reform initiatives may have an adverse impact on our ability to remain in compliance with our covenants. Such uncertainty includes changes in reimbursement patterns, patient admission patterns, bundled payment arrangements, as well as potential changes to the Patient Protection and Affordable Care Act of 2010, among others.

There can be no assurance that the confluence of these and other factors will not impede our ability to meet our debt and lease covenants in the future.

Off-Balance Sheet Arrangements

As of March 31, 2020, we were subject to two lease guarantees whereby we guarantee all payments and performance obligations of two facilities leased by the NewGen Partnership.  As of March 31, 2020, the two leases have undiscounted cash rent obligations remaining of $29.4 million.  As of December 31, 2019, we were not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures, or capital resources.

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

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes or additions to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 16, 2020.

The COVID-19 pandemic has materially and adversely affected, and will continue to materially and adversely affect, our patients, staff and operations, which in turn has materially and adversely affected our revenues and expenses. The extent to which the COVID-19 pandemic continues materially and adversely to affect our patients, staff, operations, financial condition, results of operations, compliance with financial covenants and liquidity will depend on future developments, including the measures taken by public and private entities in response to the pandemic, which are highly uncertain and cannot be predicted.

On March 11, 2020, the World Health Organization (WHO) declared COVID-19 a pandemic.  COVID-19 is a complex and previously unknown virus which disproportionately impacts older adults, particularly those having other underlying health conditions.  According to the WHO up to half of the COVID-19 related deaths in European countries were individuals residing in long-term care facilities, similar to the ones we operate in the United States. Furthermore, a significant number of our facilities and operations are geographically located and highly concentrated in markets with close proximity to areas of the United States that have experienced widespread and severe COVID-19 outbreaks. COVID-19 has materially and adversely affected our operations and supply chains, resulting in a reduction in our occupancy and an increase in our expenditures.

Our future operations, financial condition, results of operations, compliance with financial covenants and liquidity will continue to be impacted materially by developments related to the COVID-19 pandemic, including, but not limited to: the duration and severity of the spread of COVID-19 in our core markets and among our patients and staff; the effectiveness of measures we are taking to respond to COVID-19; the volume of patients and/or staff infected by COVID-19 who reside or work at our facilities and the resulting impact to the volume of new admissions to our facilities; the volume of cancelled or rescheduled elective procedures occurring at referring hospitals in our markets and the resulting impact to the volume of new admissions to our facilities; the volume of patients infected by COVID-19 who are discharged from or pass away while at our facilities and the resulting impact to our occupancy; the impacts of governmental and administrative regulations as well as the nature and adequacy of financial relief and other forms of support for the skilled nursing and post-acute industry; the extent of disruptions and shortages to center-based staffing needs; the extent of disruptions and shortages to the supply chain of critical services and supplies, including personal protective equipment and the capacity to test patients and employees for COVID-19; increases in expenses related to staffing, supply chain or other expenditures; the impact of our substantial indebtedness and lease obligations, as well as risks associated with disruptions in the financial markets as a result of the COVID-19 pandemic which could impact us from a financing perspective; and changes in and deteriorating macroeconomic conditions nationally and regionally in our markets resulting from the COVID-19 pandemic.

Further, the scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, financial condition, results of operations, compliance with financial covenants and liquidity described in our previously disclosed risk factors. These and other potential impacts of COVID-19 have materially and adversely affected, and will continue to materially and adversely affect, our business, financial condition, results of operations, compliance with financial covenants and liquidity. We are not able to fully quantify or predict the impact these factors have had, or will have, on our business, financial condition, results of operations, compliance with financial covenants and liquidity, but we expect that the COVID-19 pandemic, including the measures taken in response to the pandemic, will materially affect our current and future financial performance. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition, results of operations, compliance with financial covenants and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the scope and severity of COVID-19 and the actions taken by public and private entities in response to the pandemic to address its impact, among others.

We are subject to the Continued Listing Criteria of the New York Stock Exchange (NYSE) and our failure to satisfy these criteria may result in the delisting of our common stock.

On April 17, 2020, we received written notification from the NYSE that we were not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual (Section 802.01C) because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period (the Notice).

Pursuant to Section 802.01C, we can regain compliance with the minimum share price requirement if, during the six-month cure period, on the last trading-day of any calendar month, our common stock has a closing share price and a 30 trading-day average closing share price of at least $1.00.  In the event that at the expiration of the six-month cure period, both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30 trading-day period ending on the last trading day of the cure period are not attained, the NYSE may commence suspension and delisting procedures with respect to our common stock.  On April 23, 2020, we received an update from the NYSE notifying us that in response to the COVID-19 pandemic and related extraordinary market conditions, the compliance period for any company previously notified about noncompliance with the minimum share price requirement will be suspended and resume on July 1, 2020.  Therefore, our compliance period has been extended until December 26, 2020.

On May 26, 2020, the closing sales price of our Class A common stock on the NYSE was $1.16 per share. There can be no assurance that our stock price will close above $1.00 per share and we will remain compliant with the Continued Listing Criteria of the NYSE.  If our common stock is ever delisted and we are not able to list our common stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future. There can be no assurance that an active trading market for our common stock will develop or be sustained.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item  5. Other Information

None.

Item 6. Exhibits

(a)Exhibits.

Number	Description
3.1	Second Amended and Restated Bylaws of Genesis Healthcare, Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 26, 2020, and incorporated herein by reference).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS HEALTHCARE, INC.

Date:	May 27, 2020	By	/S/ GEORGE V. HAGER, JR.
George V. Hager, Jr.
Chief Executive Officer

Date:	May 27, 2020	By	/S/ THOMAS DIVITTORIO
Thomas DiVittorio
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)