Form 10-Q
period 2020-06-30
Genesis Healthcare, Inc.
filed 2020-08-10
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020.

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on August 7, 2020, was:

Class A common stock, $0.001 par value – 110,584,200 shares

Class B common stock, $0.001 par value – 744,396 shares

Class C common stock, $0.001 par value – 55,409,742 shares

Genesis Healthcare, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	June 30, 2020	December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$251,651	$12,097
Restricted cash and equivalents	62,664	63,101
Restricted investments in marketable securities	39,682	31,855
Accounts receivable	459,354	567,636
Prepaid expenses	69,617	108,908
Other current assets	41,723	44,079
Assets held for sale	—	1,171
Total current assets	924,691	828,847
Property and equipment, net of accumulated depreciation of $430,333 and $431,361 at June 30, 2020 and December 31, 2019, respectively	831,333	962,105
Finance lease right-of-use assets, net of accumulated amortization of $20,652 and $23,401 at June 30, 2020 and December 31, 2019, respectively	32,956	37,097
Operating lease right-of-use assets	2,134,233	2,399,505
Restricted cash and equivalents	51,061	50,608
Restricted investments in marketable securities	92,335	105,087
Other long-term assets	108,563	85,725
Deferred income taxes	4,702	3,772
Identifiable intangible assets, net of accumulated amortization of $78,864 and $76,243 at June 30, 2020 and December 31, 2019, respectively	84,826	87,446
Goodwill	85,642	85,642
Assets held for sale	15,992	16,306
Total assets	$4,366,334	$4,662,140
Liabilities and Stockholders' Deficit:
Current liabilities:
Current portion of long-term debt	$19,116	$162,426
Current portion of finance lease obligations	2,947	2,839
Current portion of operating lease obligations	135,853	140,887
Accounts payable	210,870	238,384
Accrued expenses	364,973	226,092
Accrued compensation	147,281	153,698
Self-insurance reserves	149,793	146,476
Current portion of liabilities held for sale	394	368
Total current liabilities	1,031,227	1,071,170
Long-term debt	1,359,710	1,450,994
Finance lease obligations	36,268	39,335
Operating lease obligations	2,476,384	2,681,403
Deferred income taxes	4,815	5,245
Self-insurance reserves	404,863	406,864
Liabilities held for sale	24,043	19,789
Other long-term liabilities	99,305	69,905
Commitments and contingencies
Stockholders’ deficit:
Class A common stock, (par $0.001, 1,000,000,000 shares authorized, issued and outstanding - 110,584,200 and 107,888,854 at June 30, 2020 and December 31, 2019, respectively)	111	108
Class B common stock, (par $0.001, 20,000,000 shares authorized, issued and outstanding - 744,396 and 744,396 at June 30, 2020 and December 31, 2019, respectively)	1	1
Class C common stock, (par $0.001, 150,000,000 shares authorized, issued and outstanding - 55,409,742 and 56,172,193 at June 30, 2020 and December 31, 2019, respectively)	55	56
Additional paid-in-capital	242,108	248,594
Accumulated deficit	(998,793)	(1,010,296)
Accumulated other comprehensive income	1,591	602
Total stockholders’ deficit before noncontrolling interests	(754,927)	(760,935)
Noncontrolling interests	(315,354)	(321,630)
Total stockholders' deficit	(1,070,281)	(1,082,565)
Total liabilities and stockholders’ deficit	$4,366,334	$4,662,140

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net revenues	$956,259	$1,145,052	$2,048,509	$2,306,692
Salaries, wages and benefits	616,944	626,159	1,197,477	1,268,569
Other operating expenses	317,274	332,528	657,755	675,066
General and administrative costs	39,769	35,562	79,386	71,094
Lease expense	96,395	94,586	194,415	188,647
Depreciation and amortization expense	33,816	28,268	59,804	66,463
Interest expense	31,907	52,975	68,147	104,491
Loss (gain) on early extinguishment of debt	1,421	(24)	5,460	(24)
Investment income	(961)	(2,143)	(2,117)	(4,007)
Other income	(44,100)	(23,413)	(128,932)	(40,330)
Transaction costs	5,543	8,823	11,134	10,084
Long-lived asset impairments	77,100	900	86,800	900
Federal stimulus - COVID-19 other income	(185,500)	—	(185,500)	—
Equity in net income of unconsolidated affiliates	(3,576)	(24)	(3,449)	(85)
(Loss) income before income tax benefit	(29,773)	(9,145)	8,129	(34,176)
Income tax benefit	(457)	(162)	(1,236)	(111)
Net (loss) income	(29,316)	(8,983)	9,365	(34,065)
Less net loss attributable to noncontrolling interests	7,311	4,164	2,138	13,983
Net (loss) income attributable to Genesis Healthcare, Inc.	$(22,005)	$(4,819)	$11,503	$(20,082)
(Loss) earnings per common share:
Basic:
Weighted-average shares outstanding for basic net (loss) income per share	111,232	106,846	110,477	105,289
Basic net (loss) income per common share attributable to Genesis Healthcare, Inc.	$(0.20)	$(0.05)	$0.10	$(0.19)

Diluted:
Weighted-average shares outstanding for diluted net (loss) income per share	111,232	106,846	166,866	105,289
Diluted net (loss) income per common share attributable to Genesis Healthcare, Inc.	$(0.20)	$(0.05)	$0.07	$(0.19)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(29,316)	$(8,983)	$9,365	$(34,065)
Net unrealized gain on marketable securities, net of tax	502	622	1,480	1,118
Comprehensive (loss) income	(28,814)	(8,361)	10,845	(32,947)
Less: comprehensive loss attributable to noncontrolling interests	7,157	3,948	1,647	13,668
Comprehensive (loss) income attributable to Genesis Healthcare, Inc.	$(21,657)	$(4,413)	$12,492	$(19,279)

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(IN THOUSANDS)

(UNAUDITED)

									Accumulated
									other			Total
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated	comprehensive	Stockholders'	Noncontrolling	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	income	deficit	interests	deficit
Balance at December 31, 2019	107,889	$108	744	$1	56,172	$56	$248,594	$(1,010,296)	$602	$(760,935)	$(321,630)	$(1,082,565)
Net income	—	—	—	—	—	—	—	33,508	—	33,508	5,173	38,681
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	641	641	337	978
Share based compensation	—	—	—	—	—	—	1,894	—	—	1,894	—	1,894
Issuance of common stock	5	—	—	—	—	—	—	—	—	—	—	—
Conversion of common stock among classes	270	—	—	—	(270)	—	(2,612)	—	—	(2,612)	2,612	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,123)	(1,123)
Balance at March 31, 2020	108,164	$108	744	$1	55,902	$56	$247,876	$(976,788)	$1,243	$(727,504)	$(314,631)	$(1,042,135)
Net loss	—	—	—	—	—	—	—	(22,005)	—	(22,005)	(7,311)	(29,316)
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	348	348	154	502
Share based compensation	—	—	—	—	—	—	1,831	—	—	1,831	—	1,831
Issuance of common stock	1,928	2	—	—	—	—	(2)	—	—	—	—	—
Conversion of common stock among classes	492	1	—	—	(492)	(1)	(7,597)	—	—	(7,597)	7,597	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,163)	(1,163)
Balance at June 30, 2020	110,584	$111	744	$1	55,410	$55	$242,108	$(998,793)	$1,591	$(754,927)	$(315,354)	$(1,070,281)

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$9,365	$(34,065)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash interest and leasing arrangements, net	11,924	13,818
Other non-cash gain, net	(128,932)	(40,330)
Share based compensation	3,725	3,835
Depreciation and amortization expense	59,804	66,463
Reduction in the carrying amount of operating lease right-of-use assets	63,067	59,529
Provision (recovery) for losses on accounts receivable	40	(746)
Equity in net income of unconsolidated affiliates	(3,449)	(85)
Benefit for deferred taxes	(1,753)	(1,114)
Loss on early extinguishment of debt	1,682	(630)
Long-lived asset impairments	86,800	900
Changes in assets and liabilities:
Accounts receivable	105,971	61,415
Accounts payable and other accrued expenses and other	31,651	(50,864)
Medicare advance payments	156,823	—
Operating lease obligations	(56,121)	(42,045)
Net cash provided by operating activities	340,597	36,081
Cash flows from investing activities:
Capital expenditures	(32,096)	(36,550)
Purchases of marketable securities	(36,187)	(27,269)
Proceeds on maturity or sale of marketable securities	42,985	20,517
Purchases of assets	(9,846)	(252,475)
Sales of assets	207,845	134,373
Investments in joint venture	(16,886)	—
Loan provided to joint venture	(9,000)	—
Other, net	(213)	(804)
Net cash provided by (used in) investing activities	146,602	(162,208)
Cash flows from financing activities:
Borrowings under revolving credit facilities	2,484,841	2,372,000
Repayments under revolving credit facilities	(2,620,802)	(2,382,934)
Proceeds from issuance of long-term debt	34,032	170,565
Repayment of long-term debt	(141,492)	(89,966)
Repayment of finance lease obligations	(1,442)	(1,271)
Debt issuance costs	(479)	(3,708)
Contributions from noncontrolling interests	—	18,500
Distributions to noncontrolling interests and stockholders	(2,287)	(2,544)
Net cash (used in) provided by financing activities	(247,629)	80,642
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	239,570	(45,485)
Cash, cash equivalents and restricted cash and equivalents:
Beginning of period	125,806	142,276
End of period	$365,376	$96,791
Supplemental cash flow information:
Interest paid	$54,715	$91,543
Net taxes paid	1,896	1,610
Federal stimulus - COVID-19 other income	185,500	—
Non-cash investing and financing activities:
Finance lease obligations, net write-down due to lease activity	$(1,517)	$(131,842)
Assets subject to finance lease obligations, net write-down due to lease activity	(463)	(530,025)
Operating lease obligations, net (write-down) gross-up due to lease activity	(153,933)	2,402,991
Assets subject to operating leases, net write-down (gross-up) due to lease activity	124,582	(2,259,781)
Financing obligations, net write-down due to lease activity	—	(2,734,940)
Assets subject to financing obligations, net write-down due to lease activity	—	1,718,507

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	General Information

Description of Business

Genesis Healthcare, Inc. is a healthcare services holding company that, through its subsidiaries (collectively, the Company or Genesis), owns and operates skilled nursing facilities, assisted/senior living facilities and a rehabilitation therapy business. The Company has an administrative services company that provides a full complement of administrative and consultative services that allows its affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. At June 30, 2020, the Company provided inpatient services through 361 skilled nursing, assisted/senior living and behavioral health centers located in 25 states. Revenues of the Company’s owned, leased and otherwise consolidated inpatient businesses constitute approximately 87% of its revenues.

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

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The Company presents noncontrolling interests within the stockholders’ deficit section of its consolidated balance sheets. The Company presents the amount of net (loss) income attributable to Genesis Healthcare, Inc. and net (loss) income attributable to noncontrolling interests in its consolidated statements of operations.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the disclosures normally required by U.S. GAAP or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (SEC) on Form 10-K on March 16, 2020.

Going Concern Considerations

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. COVID-19 is a complex and previously unknown virus which disproportionately impacts older adults, particularly those having other underlying health conditions.

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

The United States broadly continues to experience the pandemic caused by COVID-19, which has significantly disrupted, and likely will continue to disrupt for some period, the nation’s economy, the healthcare industry and the Company’s businesses. The rapid spread of the virus has led to the implementation of various responses, including federal, state and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and substantial changes to selected protocols within the healthcare system across the United States. A significant number of the Company’s facilities and operations are geographically located and highly concentrated in markets with close proximity to areas of the United States that have experienced widespread and severe COVID-19 outbreaks. COVID-19 is having and will likely continue to have a material and adverse effect on the Company’s operations and supply chains, resulting in a reduction in its operating occupancy and related revenues, and an increase in its expenditures.

The Company performed an assessment to determine whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued. Initially, this assessment does not consider the potential mitigating effect of management’s plans that have not been fully implemented. When substantial doubt exists, management assesses the mitigating effect of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

In completing its going concern assessment, the Company considered the uncertainties around the impact of COVID-19 on its future results of operations as well as its current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due within 12 months following the date its financial statements were issued. Without giving effect to the prospect of timely and adequate future governmental funding support and other mitigating plans, many of which are beyond the Company’s control, it is unlikely that the Company will be able to generate sufficient cash flows to meet its required financial obligations, including its rent obligations, its debt service obligations and other obligations due to third parties. The existence of these conditions raises substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the date the financial statements are issued.

In response to COVID-19, the Company has taken the following measures to improve its liquidity position:

●	The Company applied for and received government-sponsored financial relief related to the pandemic;
●	The Company is utilizing the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act) payroll tax deferral program to delay payment of a portion of payroll taxes incurred through December 2020, with 50% to be repaid in December 2021 and the remaining 50% to be repaid in December 2022;
●	While it vigorously advocates, for itself and the skilled nursing industry, regarding the need for additional government sponsored funding, the Company continues to explore and take advantage of existing government sponsored funding programs implemented to support businesses impacted by COVID-19;
●	The Company continues to implement measures to adapt successfully its operational model to function for the long-term in a COVID-19 environment; and
●	The Company has pursued, and will continue to pursue, creative and accretive opportunities to sell assets and enter into joint venture structures in order to provide liquidity.

These measures and other plans and initiatives of the Company are designed to provide it with adequate liquidity to meet its obligations for at least the twelve-month period following the date its financial statements are issued. However, such plans and initiatives are dependent on factors that are beyond the Company’s control or may not be available on terms acceptable to the Company, or at all. Accordingly, management determined it could not be certain that the plans and initiatives would be effectively implemented within one year after the date the financial statements are issued. Further, even if the Company receives additional funding support from government sources and/or is able to execute successfully all of its plans and initiatives, given the current

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

challenging environment the Company’s operating plans and resulting cash flows along with its cash and cash equivalents and other sources of liquidity may not be sufficient to fund operations for the twelve-month period following the date the financial statements are issued, which could force the Company to seek reorganization under the U.S. Bankruptcy Code.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date the financial statements are issued. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

(2) Certain Significant Risks and Uncertainties

COVID-19

The COVID-19 pandemic has materially and adversely affected, and will continue to materially and adversely affect, the Company’s patients, staff and operations, which in turn has materially and adversely affected its revenues and expenses. The Company began to experience the negative impact of the COVID-19 pandemic beginning in late February 2020. For a more detailed discussion of the impact of COVID-19 on the Company’s operations, net revenues, operating expenses and liquidity, see Note 3 – “Significant Transactions and Events – COVID-19.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue Sources

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care facilities that utilize its rehabilitation therapy and other services. The Company’s inpatient services segment derives approximately 82% of its revenue from Medicare and various state Medicaid programs. The following table depicts the Company’s inpatient services segment revenue by source for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Medicare	20%	20%	21%	20%
Medicaid	62%	58%	60%	58%
Insurance	9%	12%	10%	12%
Private	7%	8%	7%	7%
Other	2%	2%	2%	3%
Total	100%	100%	100%	100%

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

It is difficult to quantify fully the effect of legislative changes, public and private subsidy and grant programs related to COVID-19, the interpretation or administration of such legislation or other governmental initiatives on the Company’s business and the business of the customers served by the Company’s rehabilitation therapy business. The potential impact of reforms to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, is uncertain at this time. Also, initiatives among managed care payors, conveners and referring acute care hospital systems to reduce lengths of stay and avoidable hospital admissions and to divert referrals to home health or other community-based care settings could have an adverse impact on the Company’s business. Accordingly, there can be no assurance that the impact of any future healthcare legislation, regulation or actions by participants in the health care continuum will not adversely affect the Company’s business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. The Company’s financial condition and results of operations are and will continue to be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

Laws and regulations governing the Medicare and Medicaid programs, and the Company’s businesses generally, are complex and are often subject to a number of ambiguities in their application and interpretation. The Company believes that it is in substantial compliance with all applicable laws and regulations. However, from time to time the Company and its affiliates are subject to pending or threatened lawsuits and investigations involving allegations of potential wrongdoing, some of which may be material or involve significant costs to resolve and/or defend, or may lead to other adverse effects on the Company and its affiliates including, but not limited to, fines, penalties and exclusion from participation in the Medicare and/or Medicaid programs.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Management assesses its exposure to loss on accounts at the customer level. The greatest concentration of risk exists in the Company’s rehabilitation therapy services business where it has over 140 distinct customers, many being chain operators with more than one location. One of the Company’s customers, a related party, comprises $31.0 million, or approximately 40%, of the gross outstanding contract receivables in the rehabilitation services business at June 30, 2020. See Note 11 – “Related Party Transactions.” A future adverse event impacting this customer or other large customers, resulting in their insolvency or other economic distress, would have a material impact on the Company.

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

Covenant Compliance

Should the Company fail to comply with its debt and lease covenants at a future measurement date, it could, absent necessary and timely waivers and/or amendments, be in default under certain of its existing debt and lease agreements. To the extent any cross-default provisions may apply, the default could have a significant impact on the Company’s financial position.

Although the Company is in compliance with the covenants required by its material debt and lease agreements at June 30, 2020, the ongoing uncertainty related to the impact of healthcare reform initiatives and the effect of the COVID-19 pandemic may have an adverse impact on the Company’s ability to remain in compliance with its financial covenants through August 10, 2021. Without giving effect to the prospect of timely and adequate future governmental funding support and other mitigating plans, many of which are beyond the Company’s control, it is unlikely that the Company will be able to generate sufficient cash flows to meet its required financial obligations, including its rent obligations, its debt service obligations and other obligations due to third parties. The existence of these conditions raises substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the date the financial statements are issued.

The Company’s ability to maintain compliance with financial covenants required by its debt and lease agreements depends in part on management’s ability to increase revenues and control costs and receive adequate compensatory grants and subsidies from governmental authorities relative to the COVID-19 pandemic as well as possible waivers, deferrals and/or adjustments of debt and lease terms. Due to continuing changes in the healthcare industry, as well as the uncertainty with respect to changing referral patterns, patient mix, and reimbursement rates, it is possible that future operating performance may not generate sufficient operating results to maintain compliance with its quarterly debt and lease covenant requirements.

There can be no assurance that the confluence of these and other factors will not impede the Company’s ability to meet covenants required by its debt and lease agreements in the future.

(3) Significant Transactions and Events

COVID-19

As discussed in Note 1 – “General Information – Going Concern Considerations,” the Company’s operations and supply chains have been materially and adversely affected by the COVID-19 pandemic, resulting in a reduction in its operating occupancy and related revenues, and an increase in its expenditures. Although the ultimate impact of the pandemic remains uncertain, the following disclosures serve to outline the estimated impact of COVID-19 on its business through June 30, 2020, including the impact of emergency legislation, temporary changes to regulations and reimbursements issued in response to COVID-19.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Operations

The Company’s first report of a positive case of COVID-19 in one of its facilities occurred on March 16, 2020. Since that time, 241 of the Company’s 361 facilities have experienced one or more positive cases of COVID-19 among patients and residents. Over 77% of the patient and resident positive COVID-19 cases in its facilities have occurred in the states of New Jersey, Connecticut, Massachusetts, Pennsylvania and Maryland, which correspond to many of the largest community outbreak areas across the country. The Company’s facilities in these five states represent 45% of its total operating beds.

The Company’s occupancy decreased in the early months of the pandemic following the efforts by referring hospitals to cancel or reschedule elective procedures in anticipation of an increasing number of COVID-19 cases in their communities. As the pandemic progressed, occupancy was further decreased by, among other things, implementation of self-imposed admission holds in facilities having exposure to positive cases of COVID-19 among patients, residents and employees. These self-imposed restrictions on admissions were instituted to limit risks of potential spread of the virus by individuals that either tested positive for COVID-19, exhibited symptoms of COVID-19 but had not yet been tested positive due to a severe shortage of testing materials, or were asymptomatic of COVID-19 but potentially positive and contagious.

Net Revenues

The Company’s net revenues for the three and six months ended June 30, 2020 were materially impacted by a significant decline in occupancy as a result of COVID-19. The Company’s skilled nursing facility operating occupancy decreased from 88.2% for the three months ended March 31, 2020 to 77.0% for the three months ended June 30, 2020. However, the revenue lost from the decline in occupancy was partially offset by incremental state sponsored funding programs, changes in payor mix, and the enactment of COVID-19 relief programs, as discussed below. See Regulatory and Reimbursement Relief. After considering a commensurate reduction in operating expenses, the Company estimates lost revenue caused by COVID-19, decreased earnings by approximately $67.0 million and $74.0 million for the three and six months ended June 30, 2020, respectively.

Operating Expenses

The Company’s operating expenses for the three and six months ended June 30, 2020 were materially and adversely impacted due to increases in costs as a result of the pandemic, with more dramatic increases occurring at facilities with positive COVID-19 cases among patients, residents and employees. During the three months and six months ended June 30, 2020, the Company estimates it incurred approximately $145.3 million and $152.5 million, respectively, of incremental operating expenses to prepare for and respond to the pandemic. Increases in cost primarily stemmed from higher labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, medical equipment, food service supplies for staff, enhanced cleaning and environmental sanitation costs, the impact of utilizing less efficient modes of providing therapy in order to avoid the grouping of patients and workers compensation expense.

The Company is not reasonably able to predict the total amount of costs it will incur related to the pandemic and to what extent such incremental costs can be reduced or will be borne by or offset by actions taken by public and private entities in response to the pandemic.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Liquidity

The Company has taken, and will continue to take, actions to enhance and to preserve its liquidity in response to the pandemic. During the three and six months ended June 30, 2020, the Company’s usual sources of liquidity have been supplemented by grants and advanced Medicare payments under programs expanded or created under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). Specifically, in April 2020, the Company applied for and received $156.8 million of advanced Medicare payments and in April and May 2020 received $185.5 million of relief grants. In addition, the Company has elected to implement the CARES Act payroll tax deferral program, which is expected to preserve on an interest free basis approximately $90 million of cash representing the employer portion of payroll taxes estimated to be incurred between March 27, 2020 and December 31, 2020. The advance Medicare payments of $156.8 million, which are also interest free, are scheduled to be recouped between August 2020 and November 2020, while one-half of the payroll tax deferral amount will become due on each of December 31, 2021 and December 31, 2022. In addition to relief funding under the CARES Act, funding has been committed by a number of states in which the Company operates, currently estimated at $55.5 million, since the outset of the pandemic.

The Company continues to seek opportunities to enhance and to preserve its liquidity, including through reducing expenses, continuing to evaluate its capital structure and seeking further government-sponsored financial relief related to the pandemic. The Company cannot provide assurance that such efforts will be successful, timely or adequate to offset the lost revenue and escalating operating expenses as a result of the pandemic. See Note 1 – “General Information – Going Concern Considerations.”

Regulatory and Reimbursement Relief

On March 18, 2020, the Families First Coronavirus Response Act was enacted, which provided a temporary 6.2% increase to each qualifying state’s Medicaid Federal Medical Assistance Percentage (FMAP) effective January 1, 2020. The temporary FMAP increase will extend through the last day of the calendar quarter in which the COVID-19 public health emergency declared by the U.S. Department of Health and Human Services (HHS), including any extensions or termination, which currently expires October 25, 2020. As part of the requirements for receiving the temporary FMAP increase, states must cover testing services and treatments for COVID-19 and may not impose deductibles, copayments, coinsurance or other cost sharing charges for any quarter in which the temporarily increased FMAP is claimed. Further, a number of additional states in which the Company operates have implemented incremental FMAP related reimbursement provisions and other forms of support to assist providers. For the three and six months ended June 30, 2020, the Company recognized as net revenues in the consolidated statements of operations $40.2 million and $45.7 million, respectively, of additional FMAP reimbursement relief. The Company cannot predict the extent to which further FMAP funding programs will be implemented in the states in which it operates.

In further response to the pandemic, on March 27, 2020, the President signed into law the bipartisan CARES Act. The CARES Act allocates $100 billion to a Public Health and Social Services Emergency Fund to “reimburse, through grants or other mechanisms, eligible health care providers for health care related expenses or lost revenues that are attributable to coronavirus.” Nursing facility operators participating in Medicare and Medicaid may be eligible to receive compensation for costs incurred in the course of providing medical services, such as those related to obtaining personal protective equipment, COVID-19 related testing supplies, and increased staffing or training, provided that such costs are not compensated by another source. The secretary of the HHS has broad authority and discretion to determine payment eligibility and the amount of such payments.

The Company was impacted by certain provisions of the CARES Act, as summarized below.

●	Temporary suspension of certain patient coverage criteria and documentation and care requirements. The CARES Act and a series of temporary waivers and guidance issued by the Centers for Medicare and Medicaid Services (CMS) suspend various Medicare patient coverage criteria as well as certain documentation and care requirements. These accommodations are intended to ensure patients have access to care notwithstanding the burdens placed on healthcare providers due to the COVID-19 pandemic. The Company believes these regulatory actions could contribute to an increase in census volumes and skilled mix that may not otherwise have occurred, but cannot provide any assurance as to the impact on its businesses.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

●	Relief Funds. During April and May 2020, the Company received $185.5 million of relief grants from CARES Act funds administered by the HHS. The grants are primarily related to the skilled nursing care provided through the Company’s Inpatient Services segment. Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for health care related expenses or lost revenues that are attributable to COVID-19. HHS continues to evaluate and provide allocations of, and issue regulation and guidance regarding, grants made under the CARES Act. The Company’s relief funds payments are accounted for as government grants, which are recognized on a systematic and rational basis as other income once there is reasonable assurance that the applicable terms and conditions required to retain the funds will be met. The Company recognizes grants once both of the following conditions are met: (1) it is able to comply with the relevant conditions of the grant and (2) the grant will be received. The terms and conditions note that the relief funds received can be used for health care related expenses or lost revenues that are attributable to COVID-19. For the three and six months ended June 30, 2020, the Company recognized the entire amount of relief grants received within the “Federal stimulus – COVID-19 other income” caption in the consolidated statements of operations.

On June 9, 2020 as part of its ongoing efforts to provide financial relief to healthcare providers impacted by COVID-19, HHS announced the Phase 2 general distribution to Medicaid, Medicaid managed care, Children's Health Insurance Program (CHIP) and dental providers. HHS anticipates distributing approximately $15 billion to eligible providers that participate in state Medicaid and CHIP programs that did not receive a payment from the Provider Relief Fund General Allocation (Phase 1). Eligible applicants will receive 2% of Gross Revenues from Patient Care for calendar years 2017, 2018 or 2019 as selected by applicant. Applications have been submitted for four assisted living facilities which meet the eligibility criteria.

On July 22, 2020, President Trump announced that an additional $5 billion of the Provider Relief Program funds will be allocated to Medicare-certified long term care facilities and state veterans’ homes (nursing homes), to build nursing home skills and enhance nursing homes’ response to COVID-19, including enhanced infection control. On August 7, 2020, HHS provided additional details indicating the $5 billion distribution will provide approximately $2.5 billion in upfront funding to support increased testing, staffing and personal protective equipment needs. There will also be funding available to providers who establish COVID-19 isolation facilities. At this time, the Company has insufficient information to estimate the amount or timing of such distributions.

●	Medicare Accelerated and Advanced Payment Program. During the three months ended June 30, 2020, the Company applied for and received $156.8 million of advanced Medicare payments. The payments represent interest-free advances on future services to be provided to Medicare patients between August 2020 and November 2020. The advanced Medicare payments represent contract liabilities that are reported within accrued expenses in the consolidated balance sheet as of June 30, 2020. The $156.8 million in contract liabilities will be subsequently recouped over time as revenue is recognized for claims submitted for services provided to Medicare patients between August 2020 and November 2020. If there is a remaining balance owed after this period, the Company is required to repay the remaining advance.

●	Payroll Tax Deferral. Under the CARES Act, the Company has elected to defer payment, on an interest free basis, of the employer portion of social security payroll taxes incurred from March 27, 2020 to December 31, 2020. One-half of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. The Company has presented the balance of deferred payroll taxes, $35.7 million, within other long term liabilities in the consolidated balance sheet as of June 30, 2020.

●	Temporary Suspension of Medicare Sequestration. The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare fee for service claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements have incurred this mandatory reduction and it will continue to remain in place through at least 2023, unless Congress takes further action. In response to COVID-19, the CARES Act temporarily suspended the automatic 2.0% reduction of Medicare claim reimbursements for the period of May 1, 2020 through December 31, 2020. During the three

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and six months ended June 30, 2020, the suspension of sequestration resulted in net revenues of approximately $2.0 million.

●	Employee Retention Tax Credit. The employer payroll tax credit provisions of the CARES Act grant eligible companies a credit against applicable payroll taxes for each calendar quarter in an amount equal to 50% of qualified wages with a maximum credit of $5,000 per employee. The refundable tax credit is available to employers that fully or partially suspend operations during any calendar quarter in 2020 due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19. Qualified employees are those who are not providing services as a result of such orders of a government authority. The impact of the employee retention tax credit program was not material for the three and six months ended June 30, 2020.

Strategic Partnerships

Vantage Point Partnership

On January 10, 2020, Welltower, Inc. (Welltower) sold the real estate of one skilled nursing facility located in Massachusetts to the Vantage Point Partnership. The sale represents the final component of a transaction that occurred on September 12, 2019, whereby the Company acquired an approximately 30% membership interest in the partnership, which acquired the real estate of 18 facilities previously leased from Welltower and Second Spring Healthcare Investments (Second Spring). As a result of the January 10, 2020 transaction, the Company will receive an annual rent credit of $0.7 million from Welltower and recorded a gain of $0.2 million as a result of the lease termination. The Vantage Point Partnership acquired this skilled nursing facility for a purchase price of $9.1 million. The consolidation of this additional skilled nursing facility primarily resulted in property and equipment of $9.1 million, non-recourse debt of $7.3 million with the balance of the purchase price settled primarily with proceeds held in escrow from the September 12, 2019 closing. The Company operates all 19 facilities owned by the Vantage Point Partnership.

NewGen Partnership

On February 1, 2020, the Company transitioned operational responsibility for 19 facilities in the states of California, Washington and Nevada to a partnership with New Generation Health, LLC (the NewGen Partnership). The Company sold the real estate and operations of six skilled nursing facilities and transferred the operations to 13 skilled nursing, behavioral health and assisted living facilities for $78.7 million. Net transaction proceeds were used by the Company to repay indebtedness, including prepayment penalties, of $33.7 million, fund its initial 50% equity contribution and working capital requirement of $14.9 million, and provide financing to the partnership of $9.0 million. The Company recorded a gain on sale of assets and transition of leased facilities of $58.8 million and loss on early extinguishment of debt of $1.0 million. Concurrently, the facilities have entered, or will enter upon regulatory approval, into management services agreements with NewGen for the day-to-day operations of the facilities. The Company will continue to provide administrative and back office services to the facilities pursuant to administrative support agreements, as well as therapy services pursuant to therapy services agreements. The Company does not hold a controlling financial interest in the NewGen Partnership. As such, the Company has applied the equity method of accounting for its 50% interest in the NewGen Partnership. The Company’s investment in the NewGen Partnership, $20.5 million, is included within other long-term assets in the consolidated balance sheet as of June 30, 2020.

On May 15, 2020, the Company transitioned operational responsibility for four additional leased facilities in the state of California to the NewGen Partnership. The four facilities generated annual revenues of $55.0 million and pre-tax loss of $0.5 million. Subsequent to May 15, 2020, the Company has applied the equity method of accounting for its 50% interest in these operations.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Divestiture of Non-Strategic Facilities

On January 31, 2020, Omega Healthcare Investors, Inc. (Omega) sold the real estate of one skilled nursing facility located in Massachusetts. The Company leased the facility under a master lease agreement but closed the facility on July 1, 2019. The sale resulted in a gain on the lease termination of $0.2 million and an annual rent credit of $0.4 million.

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

On April 20, 2020, the Company divested the operations of four skilled nursing facilities in Florida and two skilled nursing facilities in Maryland that were subject to a master lease with Second Spring. The six facilities generated annual revenues of $62.0 million and pre-tax loss of $2.3 million. The lease termination resulted in a net annual rent credit of $8.5 million.

On June 1, 2020, the Company divested the operations of four leased skilled nursing facilities in Idaho that were subject to a master lease with Omega. The four facilities generated annual revenues of $19.5 million and pre-tax income of $0.1 million. The lease termination resulted in an annual rent credit of $1.4 million.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

COVID-19

The Company’s net revenues for the three and six months ended June 30, 2020 were materially impacted by COVID-19. For discussion of the impact, see Note 3 – “Significant Transactions and Events – COVID-19.”

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The composition of net revenues by payor type and operating segment for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Three months ended June 30, 2020
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$166,482		$19,502		$—		$185,984
Medicaid	507,871		453		—		508,324
Insurance	66,723		4,822		—		71,545
Private	61,126	(1)	37		—		61,163
Third party providers	—		66,558		25,536		92,094
Other	16,126	(2)	5,152	(2)	15,871	(3)	37,149
Total net revenues	$818,328		$96,524		$41,407		$956,259

	Three months ended June 30, 2019
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$201,007		$22,992		$—		$223,999
Medicaid	577,097		573		—		577,670
Insurance	114,619		5,916		—		120,535
Private	79,127	(1)	92		—		79,219
Third party providers	—		88,108		20,486		108,594
Other	17,648	(2)	3,254	(2)	14,133	(3)	35,035
Total net revenues	$989,498		$120,935		$34,619		$1,145,052
(1)	Includes Assisted/Senior living revenue of $20.0 million and $23.7 million for the three months ended June 30, 2020 and 2019, respectively. Such amounts do not represent contracts with customers under ASC 606.
(2)	Primarily consists of revenue from Veteran Affairs and administration of third party facilities.
(3)	Includes net revenues from all payors generated by the other services, excluding third party providers.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six months ended June 30, 2020
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$363,517		$41,411		$—		$404,928
Medicaid	1,058,861		944		—		1,059,805
Insurance	178,995		10,278		—		189,273
Private	136,194	(1)	147		—		136,341
Third party providers	—		139,662		44,154		183,816
Other	33,711	(2)	9,551	(2)	31,084	(3)	74,346
Total net revenues	$1,771,278		$201,993		$75,238		$2,048,509

	Six months ended June 30, 2019
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$408,975		$45,744		$—		$454,719
Medicaid	1,158,045		1,128		—		1,159,173
Insurance	239,699		11,150		—		250,849
Private	156,060	(1)	204		—		156,264
Third party providers	—		177,637		41,094		218,731
Other	34,211	(2)	5,912	(2)	26,833	(3)	66,956
Total net revenues	$1,996,990		$241,775		$67,927		$2,306,692
(1)	Includes Assisted/Senior living revenue of $42.0 million and $47.4 million for the six months ended June 30, 2020 and 2019, respectively. Such amounts do not represent contracts with customers under ASC 606.
(2)	Primarily consists of revenue from Veteran Affairs and administration of third party facilities.
(3)	Includes net revenues from all payors generated by the other services, excluding third party providers.

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

The noncontrolling owners of FC-GEN have the right to exchange their membership units in FC-GEN, along with an equivalent number of Class C shares, for shares of Class A common stock of the Company or cash, at the Company’s option. There were exchanges of 0.8 million FC-GEN units and Class C shares in the six months ended June 30, 2020 equating to 0.8 million Class A shares. There were exchanges of 3.1 million FC-GEN units and Class C shares in the six months ended June 30, 2019 equating to 3.1 million Class A shares.

Basic EPS was computed by dividing net (loss) income attributable to Genesis Healthcare, Inc. by the weighted-average number of outstanding common shares for the period. Diluted EPS is computed by dividing net (loss) income attributable to Genesis Healthcare, Inc. plus the effect of any assumed conversions of noncontrolling interests by the weighted-average number of outstanding common shares after giving effect to all potential dilutive common stock.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the numerator and denominator used in the calculation of basic net (loss) income per common share follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income	$(29,316)	$(8,983)	$9,365	$(34,065)
Less: Net loss attributable to noncontrolling interests	7,311	4,164	2,138	13,983
Net (loss) income attributable to Genesis Healthcare, Inc.	$(22,005)	$(4,819)	$11,503	$(20,082)
Denominator:
Weighted-average shares outstanding for basic net income (loss) per share	111,232	106,846	110,477	105,289

Basic net (loss) income per common share attributable to Genesis Healthcare, Inc.	$(0.20)	$(0.05)	$0.10	$(0.19)

A reconciliation of the numerator and denominator used in the calculation of diluted net (loss) income per common share follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income	$(29,316)	$(8,983)	$9,365	$(34,065)
Less: Net loss attributable to noncontrolling interests	7,311	4,164	2,138	13,983
Net (loss) income attributable to Genesis Healthcare, Inc.	$(22,005)	$(4,819)	$11,503	$(20,082)
Plus: Assumed conversion of noncontrolling interests	—	—	(15)	—
Net (loss) income available to common stockholders after assumed conversions	$(22,005)	$(4,819)	$11,488	$(20,082)
Denominator:
Weighted-average common shares outstanding	111,232	106,846	110,477	105,289
Plus: Assumed conversion of noncontrolling interests	—	—	55,811	—
Plus: Unvested restricted stock units and stock warrants	—	—	578	—
Adjusted weighted-average common shares outstanding, diluted	111,232	106,846	166,866	105,289

Diluted net (loss) income per common share attributable to Genesis Healthcare, Inc.	$(0.20)	$(0.05)	$0.07	$(0.19)

The computation of diluted net (loss) income per common share attributable to Genesis Healthcare, Inc. excludes the effects of anti-dilutive shares attributable to the assumed conversion of noncontrolling interests, unvested restricted stock units, and stock warrants, which were 56.0 million for the three months ended June 30, 2020 and 57.5 million and 58.4 million for the three and six months ended June 30, 2019, respectively. There were 55.4 million and 56.6 million units attributable to the noncontrolling interests outstanding as of June 30, 2020 and 2019, respectively.

Omnibus Equity Incentive Plans

During the second quarter of 2020, the Company’s shareholders approved the 2020 Omnibus Equity Incentive Plan (the 2020 Plan). As of the effective date of the 2020 Plan, no further grants may be made under the Genesis Healthcare, Inc. Amended and Restated 2015 Omnibus Equity Incentive Plan (the “Prior Plan”). Any shares that were available for issuance under the Prior Plan and that were not subject to outstanding awards under the Prior Plan became available for issuance (in addition to the newly authorized shares) under the 2020 Plan. Accordingly, upon stockholder approval of the 2020 Plan at the Annual Meeting of Stockholders on June 3, 2020, a total of 6,462,605 shares became available for delivery under the 2020 Plan, including (i) 3,500,000 newly authorized shares and (ii) 2,962,605 shares previously registered on Forms S-8 filed with the SEC that were available for issuance under the Prior Plan.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6) Segment Information

The Company has three reportable operating segments: (i) inpatient services; (ii) rehabilitation therapy services; and (iii) other services. For additional information on these reportable segments, see Note 1 – “General Information – Description of Business.”

A summary of the Company’s segmented revenues follows (in thousands, except percentages):

	Three months ended June 30,
	2020		2019		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$796,961	83.4%	$964,541	84.2%	$(167,580)	(17.4)%
Assisted/Senior living facilities	20,041	2.1%	23,702	2.1%	(3,661)	(15.4)%
Administration of third party facilities	2,110	0.2%	2,054	0.2%	56	2.7%
Elimination of administrative services	(784)	(0.1)%	(799)	(0)%	15	1.9%
Inpatient services, net	818,328	85.6%	989,498	86.4%	(171,170)	(17.3)%

Rehabilitation therapy services:
Total therapy services	153,625	16.1%	192,906	16.8%	(39,281)	(20.4)%
Elimination of intersegment rehabilitation therapy services	(57,101)	(6.0)%	(71,971)	(6.3)%	14,870	20.7%
Third party rehabilitation therapy services, net	96,524	10.1%	120,935	10.5%	(24,411)	(20.2)%

Other services:
Total other services	70,959	7.4%	45,489	4.0%	25,470	56.0%
Elimination of intersegment other services	(29,552)	(3.1)%	(10,870)	(0.9)%	(18,682)	(171.9)%
Third party other services, net	41,407	4.3%	34,619	3.1%	6,788	19.6%

Net revenues	$956,259	100.0%	$1,145,052	100.0%	$(188,793)	(16.5)%

	Six months ended June 30,
	2020		2019		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$1,726,834	84.5%	$1,946,937	84.3%	$(220,103)	(11.3)%
Assisted/Senior living facilities	41,863	2.0%	47,351	2.1%	(5,488)	(11.6)%
Administration of third party facilities	4,151	0.2%	4,301	0.2%	(150)	(3.5)%
Elimination of administrative services	(1,570)	(0.1)%	(1,599)	—%	29	1.8%
Inpatient services, net	1,771,278	86.6%	1,996,990	86.6%	(225,712)	(11.3)%

Rehabilitation therapy services:
Total therapy services	318,421	15.5%	387,977	16.8%	(69,556)	(17.9)%
Elimination of intersegment rehabilitation therapy services	(116,428)	(5.7)%	(146,202)	(6.3)%	29,774	20.4%
Third party rehabilitation therapy services, net	201,993	9.8%	241,775	10.5%	(39,782)	(16.5)%

Other services:
Total other services	125,782	6.1%	87,607	3.8%	38,175	43.6%
Elimination of intersegment other services	(50,544)	(2.5)%	(19,680)	(0.9)%	(30,864)	(156.8)%
Third party other services, net	75,238	3.6%	67,927	2.9%	7,311	10.8%

Net revenues	$2,048,509	100.0%	$2,306,692	100.0%	$(258,183)	(11.2)%

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Company’s unaudited condensed consolidated statement of operations follows (in thousands):

	Three months ended June 30, 2020
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$819,112	$153,625	$67,857	$3,102	$(87,437)	$956,259
Salaries, wages and benefits	451,176	121,984	43,784	—	—	616,944
Other operating expenses	374,583	8,760	21,493	—	(87,562)	317,274
General and administrative costs	—	—	—	39,769	—	39,769
Lease expense	95,279	313	503	300	—	96,395
Depreciation and amortization expense	29,544	1,677	208	2,406	(19)	33,816
Interest expense	12,829	13	9	20,236	(1,180)	31,907
Loss on early extinguishment of debt	—	—	—	1,421	—	1,421
Investment income	—	—	—	(2,141)	1,180	(961)
Other income	(44,100)	—	—	—	—	(44,100)
Transaction costs	—	—	—	5,543	—	5,543
Long-lived asset impairments	77,100	—	—	—	—	77,100
Federal stimulus - COVID-19 other income	(177,975)	(5,148)	(2,377)	—	—	(185,500)
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(4,297)	721	(3,576)
Income (loss) before income tax benefit	676	26,026	4,237	(60,135)	(577)	(29,773)
Income tax benefit	—	—	—	(457)	—	(457)
Net income (loss)	$676	$26,026	$4,237	$(59,678)	$(577)	$(29,316)

	Three months ended June 30, 2019
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$990,297	$192,906	$45,325	$164	$(83,640)	$1,145,052
Salaries, wages and benefits	442,028	154,855	29,276	—	—	626,159
Other operating expenses	389,637	12,130	14,402	—	(83,641)	332,528
General and administrative costs	—	—	—	35,562	—	35,562
Lease expense	93,557	335	338	356	—	94,586
Depreciation and amortization expense	22,328	3,112	174	2,654	—	28,268
Interest expense	29,051	13	8	23,903	—	52,975
Gain on early extinguishment of debt	—	—	—	(24)	—	(24)
Investment income	—	—	—	(2,143)	—	(2,143)
Other (income) loss	(23,474)	—	61	—	—	(23,413)
Transaction costs	—	—	—	8,823	—	8,823
Long-lived asset impairments	900	—	—	—	—	900
Equity in net loss (income) of unconsolidated affiliates	—	—	—	1,910	(1,934)	(24)
Income (loss) before income tax benefit	36,270	22,461	1,066	(70,877)	1,935	(9,145)
Income tax benefit	—	—	—	(162)	—	(162)
Net income (loss)	$36,270	$22,461	$1,066	$(70,715)	$1,935	$(8,983)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six months ended June 30, 2020
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,772,848	$318,421	$121,896	$3,886	$(168,542)	$2,048,509
Salaries, wages and benefits	862,218	256,553	78,706	—	—	1,197,477
Other operating expenses	770,109	17,262	39,176	—	(168,792)	657,755
General and administrative costs	—	—	—	79,386	—	79,386
Lease expense	192,261	625	930	599	—	194,415
Depreciation and amortization expense	51,178	3,363	406	4,895	(38)	59,804
Interest expense	26,395	27	19	44,066	(2,360)	68,147
Loss on early extinguishment of debt	—	—	—	5,460	—	5,460
Investment income	—	—	—	(4,477)	2,360	(2,117)
Other (income) loss	(129,212)	—	280	—	—	(128,932)
Transaction costs	—	—	—	11,134	—	11,134
Long-lived asset impairments	86,800	—	—	—	—	86,800
Federal stimulus - COVID-19 other income	(177,975)	(5,148)	(2,377)	—	—	(185,500)
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(4,109)	660	(3,449)
Income (loss) before income tax benefit	91,074	45,739	4,756	(133,068)	(372)	8,129
Income tax benefit	—	—	—	(1,236)	—	(1,236)
Net income (loss)	$91,074	$45,739	$4,756	$(131,832)	$(372)	$9,365

	Six months ended June 30, 2019
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,998,589	$387,977	$87,390	$217	$(167,481)	$2,306,692
Salaries, wages and benefits	898,790	311,947	57,832	—	—	1,268,569
Other operating expenses	791,569	23,087	27,891	—	(167,481)	675,066
General and administrative costs	—	—	—	71,094	—	71,094
Lease expense	186,523	665	680	779	—	188,647
Depreciation and amortization expense	54,200	6,276	348	5,639	—	66,463
Interest expense	56,091	27	17	48,356	—	104,491
Gain on early extinguishment of debt	—	—	—	(24)	—	(24)
Investment income	—	—	—	(4,007)	—	(4,007)
Other (income) loss	(40,315)	(76)	61	—	—	(40,330)
Transaction costs	—	—	—	10,084	—	10,084
Long-lived asset impairments	900	—	—	—	—	900
Equity in net loss (income) of unconsolidated affiliates	—	—	—	1,386	(1,471)	(85)
Income (loss) before income tax benefit	50,831	46,051	561	(133,090)	1,471	(34,176)
Income tax benefit	—	—	—	(111)	—	(111)
Net income (loss)	$50,831	$46,051	$561	$(132,979)	$1,471	$(34,065)

The following table presents the segment assets as of June 30, 2020 compared to December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Inpatient services	$3,723,085	$4,221,579
Rehabilitation therapy services	264,349	281,978
Other services	56,111	49,877
Corporate and eliminations	322,789	108,706
Total assets	$4,366,334	$4,662,140

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents segment goodwill as of June 30, 2020 compared to December 31, 2019 (in thousands):

	Rehabilitation Therapy Services	Other Services	Consolidated
Balance at December 31, 2019
Goodwill	$73,814	$11,828	$85,642
Accumulated impairment losses	—	—	—
	$73,814	$11,828	$85,642
Balance at June 30, 2020
Goodwill	73,814	11,828	85,642
Accumulated impairment losses	—	—	—
	$73,814	$11,828	$85,642

(7) Property and Equipment

Property and equipment consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Land, buildings and improvements	$891,413	$1,004,447
Equipment, furniture and fixtures	367,432	386,248
Construction in progress	2,821	2,771
Gross property and equipment	1,261,666	1,393,466
Less: accumulated depreciation	(430,333)	(431,361)
Net property and equipment	$831,333	$962,105

Net property and equipment included $537.0 million and $535.9 million at June 30, 2020 and December 31, 2019, respectively, associated with the Company's consolidated VIEs.

During the six months ended June 30, 2020, the Company purchased one skilled nursing facility and sold 13 skilled nursing facilities resulting in a net reduction in net property and equipment of $88.5 million.

During the six months ended June 30, 2020, the Company recorded long-lived asset impairment charges to its property and equipment of $7.1 million.

(8) Leases

The Company leases the majority of the skilled nursing facilities and assisted/senior living facilities used in its operations, most of which are subject to triple-net leases, meaning that in addition to rent, the Company is responsible for paying property taxes, insurance, and maintenance and repair costs. As of June 30, 2020, the Company leased approximately 72% of its centers; 38% were leased pursuant to master lease agreements with four landlords. The Company also leases certain office space, land, and equipment.

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

As of June 30, 2020, the Company held fixed-price options to purchase 57 facilities, 23 of which are subject to third-party leases and 34 of which are included within the Company’s consolidated VIEs. The Company assesses the likelihood of exercising

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the purchase option using a “reasonably certain” threshold, which is understood to be a high threshold and, therefore, purchase options are generally assumed to be exercised when a compelling economic reason to exercise the option exists. Certain leases include options to terminate the lease, the terms and conditions of which vary by contract. Such options allow the contract parties to terminate their obligations under the lease contract, typically in return for an agreed financial consideration. The Company’s lease agreements do not contain any material residual value guarantees. The Company leases certain facilities from affiliates of related parties. See Note 11 – “Related Party Transactions.”

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

During the three and six months ended June 30, 2020, the Company recorded long-lived asset impairment charges to its lease ROU assets of $77.1 million and $79.7 million, respectively.

The maturity of total operating and finance lease obligations at June 30, 2020 is as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases (1)
2020 (excluding the six months ended June 30, 2020)	$178,275	$3,486
2021	358,686	6,797
2022	361,289	6,591
2023	368,991	6,373
2024	375,874	6,135
Thereafter	2,860,726	34,854
Total lease payments	4,503,841	64,236
Less interest	(1,891,604)	(25,021)
Total lease obligations	2,612,237	39,215
Less current portion	(135,853)	(2,947)
Long-term lease obligations	$2,476,384	$36,268

(1)	Finance lease payments include $37.2 million related to options to renew lease terms that are reasonably certain of being exercised.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides lease costs and income by line item on the consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

		Three months ended June 30,		Six months ended June 30,
	Classification	2020	2019	2020	2019
Operating lease cost	Lease expense	$96,395	$94,586	$194,415	$188,647
Finance lease cost:
Amortization of finance lease ROU assets	Depreciation and amortization expense	966	6,630	1,982	13,488
Interest on finance lease obligations	Interest expense	1,149	21,840	2,368	44,632
Total finance lease expense		2,115	28,470	4,350	58,120
Variable lease cost	Other operating expenses	8,974	10,559	17,749	21,330
Short-term leases	Other operating expenses	4,291	6,439	9,674	12,615
Sublease income	Net revenues	(1,463)	-	(2,438)	-
Total		$110,312	$140,054	$223,750	$280,712

The following table provides remaining lease term and discount rates by lease classification as of June 30, 2020:

Lease Term and Discount Rate	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	12.1	12.6
Finance leases	9.9	10.2
Weighted-average discount rate
Operating leases	9.5%	9.6%
Finance leases	10.6%	12.2%

The following table includes supplemental lease information for the six months ended June 30, 2020 and 2019 (in thousands):

	Six months ended June 30,
Other information	2020	2019
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$184,467	$171,928
Operating cash flows from finance leases	3,810	40,451
Financing cash flows from finance leases	1,442	1,271
Right-of-use assets obtained in exchange for new lease obligations
Operating leases	5,942	77,166
Finance leases	672	-

Lease Covenants

The Company’s lease agreements generally contain covenant requirements that, among other things, and subject to certain exceptions, impose operating and financial restrictions on the Company and its subsidiaries. These leases also require the Company to meet defined financial covenants, such as a minimum level of consolidated liquidity, a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage. Certain of the Company’s leases include cross-default provisions with each other and certain material debt instruments. At June 30, 2020, the Company was in compliance with the financial covenants contained in its leases containing cross-default provisions, with the exception of one master lease agreement involving two of its facilities. However, in July 2020, the Company received a waiver for these covenant breaches through October 1, 2021.

At June 30, 2020, the Company did not meet certain financial covenants contained in two leases related to four of its facilities. The Company is current in the timely payment of its obligations under such leases. These leases do not have cross-default provisions, nor do they trigger cross-default provisions in any of the Company’s other loan or lease agreements. The Company will continue to work with the related credit parties to amend such leases and the related financial covenants. The Company does not believe the breach of such financial covenants at June 30, 2020 will have a material adverse impact on its financial position. The Company has been afforded certain cure rights to such defaults by posting collateral in the form of additional letters of credit or security deposit.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s ability to maintain compliance with its lease covenants depends in part on management’s ability to increase revenue, control costs and receive timely and adequate compensatory grants and subsidies from governmental authorities relative to the COVID-19 pandemic. See Note 1 – “General Information – Going Concern Considerations” and Note 3 – “COVID-19” for discussions that could impact future covenant compliance. Due to continuing changes in the healthcare industry, as well as the uncertainty with respect to changing referral patterns, patient mix, and reimbursement rates, it is possible that future operating performance may not generate sufficient operating results to maintain compliance with its quarterly lease covenant compliance requirements. Should the Company fail to comply with its lease covenants at a future measurement date, it would, absent necessary and timely waivers and/or amendments, be in default under certain of its existing lease agreements. To the extent any cross-default provisions may apply, the default would have a significant impact on the Company’s financial position.

(9) Long-Term Debt

Long-term debt at June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Asset based lending facilities, net of debt issuance costs of $7,255 and $8,615 at June 30, 2020 and December 31, 2019, respectively	$277,745	$412,346
Term loan agreements, net of debt issuance costs of $801 and $1,084 and debt premium balance of $3,501 and $4,816 at June 30, 2020 and December 31, 2019, respectively	203,630	196,714
Real estate loans, net of debt issuance costs of $3,089 and $3,846 and debt premium balance of $14,496 and $19,328 at June 30, 2020 and December 31, 2019, respectively	229,038	265,700
HUD insured loans, net of debt issuance costs of $1,138 and $2,909 at June 30, 2020 and December 31, 2019, respectively	44,670	117,117
Notes payable	110,211	116,952
Mortgages and other secured debt (recourse)	6,925	6,369
Mortgages and other secured debt (non-recourse), net of debt issuance costs of $8,953 and $9,349 and debt premium balance of $1,372 and $1,422 at June 30, 2020 and December 31, 2019, respectively	506,607	498,222
	1,378,826	1,613,420
Less: Current portion of long-term debt	(19,116)	(162,426)
Long-term debt	$1,359,710	$1,450,994

Asset Based Lending Facilities

The Company maintains an asset based lending facility, as amended, that was originally comprised of (a) a $285.0 million first lien term loan facility, (b) a $240.0 million first lien revolving credit facility and (c) a $30.0 million delayed draw term loan facility (collectively, the ABL Credit Facilities) with affiliates of MidCap Financial Services, LLC (MidCap). The commitments under the delayed draw term loan facility were reduced to $25.0 million on June 30, 2020 and will be further reduced to $22.5 million on September 30, 2020, and $20.0 million on December 31, 2020.

The Company originally entered into the ABL Credit Facilities in March 2018. The ABL Credit Facilities have a stated maturity of March 6, 2023 and include a springing maturity clause that would accelerate the maturity date 90 days prior to the maturity of the Term Loan Agreements, Welltower Real Estate Loans or MidCap Real Estate Loans (each defined below), in the event those agreements are not extended or refinanced. In the event that the springing maturity clause is triggered, the maturity date of the ABL Credit Facilities would be accelerated to September 1, 2021. The revolving credit facility includes a swinging lockbox arrangement whereby the Company transfers all funds deposited within its designated lockboxes to MidCap on a daily basis and then draws from the revolving credit facility as needed. Cash proceeds of $51.1 million received under the ABL Credit Facilities remain in a restricted account. This amount is pledged to cash collateralize letters of credit. The Company has classified this deposit and all cash account balances subject to deposit account control agreements that were sprung under the ABL Credit Facilities as restricted cash and equivalents in the consolidated balance sheets at June 30, 2020 and December 31, 2019.

Borrowings under the term loan and revolving credit facility components of the ABL Credit Facilities bear interest at a 90-day LIBOR rate (subject to a floor of 0.5%) plus an applicable margin of 6%. Borrowings under the delayed draw component bear interest at a 90-day LIBOR rate (subject to a floor of 1%) plus an applicable margin of 11%. Borrowing levels under the term loan

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The term loan facility and revolving credit facility include a termination fee equal to 1.5%. The term loan facility and revolving credit facility include an exit fee equal to $1.6 million and $1.0 million, respectively, due and payable on the earlier of the loan’s retirement or on the maturity date.

The ABL Credit Facilities contain representations and warranties, affirmative covenants, negative covenants, financial covenants and events of default and security interests that are customarily required for similar financings. Financial covenants include a minimum consolidated fixed charge coverage ratio, a maximum leverage ratio and minimum liquidity.

Borrowings and interest rates under the ABL Credit Facilities were as follows at June 30, 2020 (dollars in thousands):

			Weighted
			Average
ABL Credit Facilities	Commitment	Borrowings	Interest
Term loan facility	$285,000	$285,000	6.50%
Revolving credit facility (Non-HUD)	168,000	—	6.50%
Revolving credit facility (HUD)	72,000	—	6.50%
Delayed draw term loan facility	25,000	—	12.00%
	$550,000	$285,000	6.50%

As of June 30, 2020, the Company had a total borrowing base capacity of $292.9 million with outstanding borrowings under the ABL Credit Facilities of $285.0 million, leaving the Company with approximately $7.9 million of available borrowing capacity under the ABL Credit Facilities.

Term Loan Agreements

The Company and certain of its affiliates, including FC-GEN (the Borrower) are party to a term loan agreement, as amended, (the Term Loan Agreement) with an affiliate of Welltower and an affiliate of Omega. The Term Loan Agreement originally provided for term loans (the Term Loans) in the aggregate principal amount of $120.0 million and later expanded to $160.0 million. The Term Loan Agreement matures on November 30, 2021. The original Term Loan for $120.0 million bears interest at a rate equal to 14.0% per annum, with up to 9.0% per annum to be paid in kind. The additional Term Loan for $40.0 million bears interest at a rate equal to 10.0% per annum, with up to 5.0% per annum to be paid in kind. The Term Loans had an outstanding accreted principal balance of $200.9 million and $193.0 million at June 30, 2020 and December 31, 2019, respectively.

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

The Term Loan Agreement contains financial, affirmative and negative covenants, and events of default that are customary for debt securities of this type. Financial covenants include a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio, the most restrictive of which is the minimum interest coverage ratio which requires the Company to maintain a coverage ratio, as defined therein, of no less than 1.7 to 1.0 through December 31, 2020, and increasing to 1.8 to 1.0 thereafter.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Real Estate Loans

MidCap Real Estate Loans

The Company originally entered into two real estate loans with MidCap (MidCap Real Estate Loans) with combined available proceeds of $75.0 million during March 2018. The MidCap Real Estate Loans are secured by eight skilled nursing facilities and mature on March 30, 2023, subject to acceleration of the maturity date in the event the ABL Credit Facilities are repaid in full and terminated. The loans are subject to principal payments and bear an annual interest rate equal to 30-day LIBOR (subject to a floor of 1.5%) plus an applicable margin of 5.85%, with the balance due at maturity. Proceeds from the MidCap Real Estate Loans were used to repay partially the Welltower Real Estate Loans (defined below). On November 8, 2018, one of the MidCap Real Estate Loans was amended with an additional borrowing of $10.0 million. The proceeds were used to retire a maturing mortgage loan on a corporate office building. The office building has been added as collateral and the loan maturity remains March 30, 2023. The $10.0 million additional loan is subject to an annual interest rate equal to 30-day LIBOR (subject to a floor of 2.0%) plus an applicable margin of 6.25% with principal amortizing immediately and the balance due at maturity. During 2019, the Company divested the real property and operations of six facilities that were subject to the MidCap Real Estate Loans, using the sale proceeds to repay $39.8 million on the loans. During the six months ended June 30, 2020, the Company divested the real property and operations of four facilities that were subject to the MidCap Real Estate Loans, using the sale proceeds to repay $21.6 million on the loans. The MidCap Real Estate Loans had an outstanding principal balance of $20.1 million and $42.2 million at June 30, 2020 and December 31, 2019, respectively. Additionally, one facility that is subject to the MidCap Real Estate Loans was classified as held for sale as of June 30, 2020, resulting in the classification of $5.5 million in long term debt as held for sale. The sale of this facility was completed in July 2020. See Note 14 – “Assets Held for Sale” and Note 17 – “Subsequent Events.”

Welltower Real Estate Loans

The Company is subject to two real estate loan agreements with Welltower (Welltower Real Estate Loans). The Welltower Real Estate Loans are subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and/or refinance of the underlying facilities such net proceeds are required to be used to repay the outstanding principal balance of the Welltower Real Estate Loans. The Welltower Real Estate Loans have a maturity date of January 1, 2022 and an annual interest rate of 12.0%, of which 7.0% will be paid in cash and 5.0% will be paid in kind. The Company agreed to make commercially reasonable efforts to secure commitments to repay no less than $105.0 million of the Welltower Real Estate Loan obligations. As of June 30, 2020, the Company has not yet secured the total required repayments or commitments. As a result, the annual cash component of the interest payments was increased by approximately $2.0 million with a corresponding decrease in the paid in kind component of interest. At June 30, 2020, the Welltower Real Estate Loans are unsecured. The Welltower Real Estate Loans contain a conversion option, whereby up to $50.0 million of the balance can be converted into Class A common stock of the Company or a 10-year note bearing 2% paid in kind interest. The conversion option is available to the Company upon the satisfaction of certain conditions, the most significant include: the raise of new capital and application thereof to existing Welltower debt instruments, the repayment of $105.0 million to Welltower, as described above, the partial repayment of the Term Loans, and the partial repayment of the Welltower Real Estate Loans, such that the remaining outstanding principal balance does not exceed $50.0 million. During the first quarter of 2020, the Company divested the real property and operations of the remaining facility that was subject to the Welltower Real Estate Loans, using the sale proceeds to repay $9.0 million on the loans. The Welltower Real Estate Loans had an outstanding accreted principal balance of $203.0 million and $208.0 million at June 30, 2020 and December 31, 2019, respectively.

HUD Insured Loans

As of June 30, 2020, the Company had eight owned skilled nursing facility loans insured by HUD. The HUD insured loans have an original amortization term of 30 to 35 years and an average remaining term of 29.0 years with fixed interest rates ranging from 3.0% to 3.5% and a weighted average interest rate of 3.3%. Prepayments are generally allowed only after 12 months from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required thereafter. Any further HUD insured loans will require additional HUD approval. All HUD insured loans are non-recourse loans to the Company. All loans are subject to HUD

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of June 30, 2020, the balance of escrow reserve funds, $5.3 million, is included within prepaid expenses in the consolidated balance sheets.

During the six months ended June 30, 2020, the Company sold the real property and operations of eight skilled nursing facilities that were subject to HUD financing, one of which was classified as held for sale at December 31, 2019. The sale proceeds were used to retire HUD insured loans totaling $74.5 million. The HUD insured loans for owned facilities had an aggregate principal balance of $65.2 million and $140.6 million at June 30, 2020 and December 31, 2019, respectively. Additionally, the HUD insured loans of two facilities with an aggregate principal balance of $19.4 million were classified as held for sale at June 30, 2020.

Notes Payable

In November 2016, the Company issued a note totaling $51.2 million to Welltower, which accrues cash interest at 3.0% and paid-in-kind interest at 7.0%. Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every May 1 and November 1. During 2019, the maturity date of the note was extended to December 15, 2021. Upon the satisfaction of certain conditions, including the repayment of the Term Loans, repayment of the other note payable, noted below, to Welltower, and partial repayment of the Welltower Real Estate Loans, the outstanding note balance in excess of $6.0 million will be forgiven by Welltower. The note had an outstanding accreted principal balance of $66.5 million and $64.2 million at June 30, 2020 and December 31, 2019, respectively.

In December 2016, the Company issued a second note totaling $11.7 million to Welltower, which accrues cash interest at 3.0% and paid-in-kind interest at 7.0%. Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every June 15 and December 15. The note matures on December 15, 2021, and had an outstanding accreted principal balance of $15.1 million and $14.6 million at June 30, 2020 and December 31, 2019, respectively.

In October 2019, the Company converted $23.2 million of its trade payables into a note payable. The note requires monthly interest payments based on an annual interest rate of 3.5%. As of June 30, 2020, the outstanding principal balance of the note payable was $22.6 million. The balance of the note is due on September 30, 2022.

In November 2019, the Company issued a short-term note payable for $15.0 million. During the first and second quarters of 2020, the Company paid $6.0 million and $3.0 million, respectively, on the note, resulting in an outstanding principal balance of $6.0 million at June 30, 2020. The balance of the note is due on September 30, 2020.

Other Debt

Mortgages and other secured debt (recourse). The Company carries mortgage loans and notes payable on certain of its corporate office buildings and other acquired assets. The loans are secured by the underlying real property and have fixed or variable rates of interest with a weighted average interest rate of 1.3% at June 30, 2020, and maturity dates ranging from 2020 to 2024.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Next Partnership is subject to a term loan agreement with an original principal balance of $142.1 million and maturity date of January 31, 2022. The term loan bears interest at LIBOR plus 3.50% and is subject to interest-only payments through January 31, 2021. Beginning in April 2021, principal payments calculated based on a 25-year amortization schedule, after giving effect to any prior refinancings or other repayments of the term loan, will be applied to the remaining term loan balance. During the second quarter of 2020, the Next Partnership term loan was partially refinanced via two new HUD insured loans. Proceeds from the new HUD insured loans were principally used to pay down $24.6 million on the Next Partnership term loan. The term loan had an outstanding principal balance of $78.8 million and $103.4 million as of June 30, 2020 and December 31, 2019, respectively. The term loan was collateralized by 10 facilities as of June 30, 2020.

The Next Partnership is subject to a mezzanine loan with an original principal balance of $27.0 million and maturity date of February 1, 2029. The mezzanine loan bears interest at 11.50% and is subject to interest-only payments through January 2022, with payments including a principal component thereafter. The mezzanine loan had an outstanding principal balance of $27.0 million as of both June 30, 2020 and December 31, 2019.

The Next Partnership includes five facilities that are subject to HUD-insured loans, two of which were entered into during the six months ended June 30, 2020. The loans mature on dates ranging from January 1, 2055 through June 1, 2055. The loans bear interest at fixed rates ranging from 2.79% to 3.15% and had an aggregate outstanding principal balance of $67.5 million and $41.7 million at June 30, 2020 and December 31, 2019, respectively.

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

The Vantage Point Partnership is subject to a term loan agreement with an aggregate original principal balance of $240.9 million and maturity date of September 12, 2026. The term loan bears interest at LIBOR (subject to a floor of 1.75%) plus 3.75% and is subject to interest-only payments through October 1, 2021. The interest-only period can be extended through October 1, 2022 upon satisfaction of certain conditions, such as the achievement of a specified debt service coverage ratio and ratio of adjusted net operating income to the outstanding term loan balance. Following the interest-only period, principal payments calculated based on a 25-year amortization schedule, after giving effect to any prior refinancings or other repayments of the term loan, will be applied to the remaining term loan balance. The term loan had an outstanding principal balance of $240.9 million and $233.6 million at June 30, 2020 and December 31, 2019, respectively. The term loan was collateralized by 19 facilities as of June 30, 2020.

The Vantage Point Partnership is subject to a promissory note in the amount of $76.8 million, the entire balance of which was outstanding at June 30, 2020 and December 31, 2019. The promissory note bears interest at 14.0% and matures on September 12, 2028.

Other Non-Recourse Debt

The Company has other non-recourse loans consisting principally of revenue bonds and secured bank loans with maturities ranging from 2023 through 2034. The loans are secured by the underlying real and personal property of individual facilities and have fixed or variable rates of interest, with a weighted average interest rate of 4.2% at June 30, 2020. The loans had an aggregate outstanding principal balance of $23.1 million and $23.8 million at June 30, 2020 and December 31, 2019, respectively.

Debt Covenants

The ABL Credit Facilities, the Term Loan Agreement and the Welltower Real Estate Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

coverage ratio, a minimum fixed charge coverage ratio and minimum liquidity. The Credit Facilities include cross-default provisions with each other and certain material lease agreements. At June 30, 2020, the Company was in compliance with its financial covenants contained in the Credit Facilities.

The Company’s ability to maintain compliance with its debt covenants depends in part on management’s ability to increase revenue, control costs and receive timely and adequate compensatory grants and subsidies from governmental authorities relative to the COVID-19 pandemic. See Note 1 – “General Information – Going Concern Considerations” and Note 3 – “COVID-19” for discussions that could impact future covenant compliance. Due to continuing changes in the healthcare industry, as well as the uncertainty with respect to changing referral patterns, patient mix, and reimbursement rates, it is possible that future operating performance may not generate sufficient operating results to maintain compliance with its quarterly debt covenant compliance requirements. Should the Company fail to comply with its debt covenants at a future measurement date, it would, absent necessary and timely waivers and/or amendments, be in default under certain of its existing credit agreements. To the extent any cross-default provisions may apply, the default would have a significant impact on the Company’s financial position.

The maturity of total debt of $1,380.7 million, excluding debt issuance costs and other non-cash debt discounts and premiums, at June 30, 2020 is as follows (in thousands):

Twelve months ended June 30,
2021	$19,122
2022	572,580
2023	335,297
2024	12,490
2025	10,224
Thereafter	430,980
Total debt maturity	$1,380,693

(10)	Income Taxes

The Company effectively owns 67.1% of FC-GEN, which is an entity taxed as a partnership for U.S. income tax purposes and the Company’s only source of taxable income. FC-GEN is subject to income taxes in several U.S. state and local jurisdictions. The income taxes assessed by these jurisdictions are included in the Company’s tax provision, but at its 67.1% ownership of FC-GEN.

For the three months ended June 30, 2020, the Company recorded income tax benefit of $0.5 million, representing an effective tax rate of 1.5%, compared to income tax benefit of $0.2 million, representing an effective tax rate of 1.8%, for the same period in 2019.

For the six months ended June 30, 2020, the Company recorded income tax benefit of $1.2 million, representing an effective tax rate of (15.2)%, compared to income tax benefit of $0.1 million, representing an effective tax rate of 0.3%, for the same period in 2019. The change in the Company’s effective tax rate was primarily attributable to two discrete events that occurred during the second quarter of 2020: the Company recorded a $1.8 million valuation allowance against certain deferred tax assets of FC-GEN and the Company’s Bermuda captive insurance company incurred year-to-date losses, both of which were a result of the adverse effects of COVID-19.

The Company continues to assess the requirement for, and amount of, a valuation allowance in accordance with the “more likely than not” standard. Management had previously determined that the Company would not realize the majority of its deferred tax assets and accordingly, had established a valuation allowance against such deferred tax assets. As of June 30, 2020, management determined that the existing valuation allowance was still necessary and that an additional $1.8 million valuation allowance was necessary, as noted above.

The Company’s Bermuda captive insurance company incurred year-to-date losses due to the impact of COVID-19. Under the CARES Act, any loss sustained during 2020 is permitted to be carried back for five years. Despite the current year-to-date losses, the captive is expected to generate income in future periods to offset its deferred tax assets.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company expects that its 2020 tax year will likely be impacted by certain provisions contained in the CARES Act, such as increased limits on interest expense deductions, acceleration of refunds related to alternative minimum tax credits, payroll tax deferrals, and employee retention tax credits.

Exchange Rights and Tax Receivable Agreement

The noncontrolling owners of FC-GEN have the right to exchange their membership units in FC-GEN, along with an equivalent number of Class C shares, for shares of Class A common stock of the Company or cash, at the Company’s option.  As a result of such exchanges, the Company increases its holding interest in FC-GEN at the cost of the fair market value of the stock that was exchanged with the noncontrolling owners for their interest in FC-GEN. The cost of the exchanges to the Company in excess of the tax basis of the Company’s increased share of the assets of FC-GEN is adjusted to the tax basis of the Company’s increased share of the assets of FC-GEN, pursuant to internal revenue code (IRC) Section 743(b), because of FC-GEN’s IRC Section 754 election. The exchanges during the six months ended June 30, 2020 and 2019 resulted in IRC Section 743(b) deductible goodwill of $6.7 million and $13.7 million, respectively.

The Company is party to a tax receivable agreement (TRA) with the noncontrolling owners of FC-GEN.  The agreement provides for the payment by the Company to the noncontrolling owners of FC-GEN of 90% of the cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of (i) the increases in tax basis attributable to the owners of FC-GEN and (ii) tax benefits related to imputed interest deemed to be paid by the Company as a result of the TRA.  Under the TRA, the benefits deemed realized by the Company as a result of the increase in tax basis attributable to the noncontrolling owners of FC-GEN generally will be computed by comparing the actual income tax liability of the Company to the amount of such taxes that the Company would have been required to pay had there been no such increase in tax basis.

Estimating the amount of payments that may be made under the TRA is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis and deductions, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, such as the timing of exchanges, the price of shares of the Company’s Class A common stock at the time of the exchange, the amount and timing of the Company’s income, and future tax rates of jurisdictions in which the Company has tax liability.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(11)	Related Party Transactions

The Company provides rehabilitation services to certain facilities owned and operated by two customers in which certain members of the Company’s board of directors, board observer, and shareholders with greater than 5% of the Company’s Class A common stock beneficially own an ownership interest. In the case of one significant customer, these services resulted in net revenues of $25.5 million and $51.3 million in the three and six months ended June 30, 2020, respectively, as compared to net revenues of $29.9 million and $59.8 million in the three and six months ended June 30, 2019, respectively. The customer’s total net accounts receivable balance was $31.0 million and $28.9 million at June 30, 2020 and December 31, 2019, respectively. Further, the Company holds a note receivable from this customer, which was derived from past due accounts receivable, in the amount of $56.3 million. The Company has reserved $55.0 million on the note receivable balance. The reserve represents the judgment of management and does not indicate a forgiveness of any amount owed by this related party customer. The Company is monitoring the financial condition of this customer and will adjust the reserve levels accordingly as new information about their outlook is available. In the case of the other customer, services began in the third quarter of 2018. The Company recorded net revenues of $1.2 million and $2.6 million in the three and six months ended June 30, 2020, respectively, compared to net revenues of $1.8 million and $3.6 million in the three and six months ended June 30, 2019, respectively. The customer’s total net accounts receivable balance was $1.2 million and $1.4 million at June 30, 2020 and December 31, 2019, respectively.

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

As of June 30, 2020, Welltower held greater than 5% of the Company’s Class A common stock. The Company is party to a master lease with an affiliate of Welltower. The initial term of the master lease expires on January 31, 2037 and the Company has one eleven-year renewal option. Annual rent escalators under the master lease are 2.0%. During the three and six months ended June 30, 2020, the Company paid rent of approximately $17.7 million and $35.4 million, respectively, to Welltower, as compared to $18.1 million and $38.2 million during the three and six months ended June 30, 2019, respectively. The Company holds options to purchase certain facilities subject to the master lease. At June 30, 2020, the Company leased 42 facilities from Welltower. The Company and certain of its affiliates are also party to certain debt instruments with Welltower. During the three and six months ended June 30, 2020, the Company paid interest to Welltower of $6.7 million and $12.2 million, respectively, as compared to $6.5 million and $11.8 million during the three and six months ended June 30, 2019, respectively.

The Company transitioned operational responsibility for 23 facilities in the states of California, Washington and Nevada to the NewGen Partnership. The Company does not hold a controlling financial interest in the NewGen Partnership. As such, the Company has applied the equity method of accounting for its 50% interest in the NewGen Partnership. The Company provided $9.0 million in financing to the NewGen Partnership. Concurrently, the facilities have entered, or will enter upon regulatory approval, into management services agreements with NewGen for the day-to-day operations of the facilities. The Company provides administrative and back office services to the facilities pursuant to administrative support agreements, as well as therapy services pursuant to therapy services agreements. The Company also subleases six facilities to the NewGen Partnership. Total revenues recorded for these services in the three and six months ended June 30, 2020 were $6.3 million and $10.2 million, respectively.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(12)	Other Income

In the three and six months ended June 30, 2020 and 2019, the Company completed multiple transactions, including the divestiture of numerous skilled nursing facilities and the termination or modification of certain lease agreements. See Note 3 – “Significant Transactions and Events.” These transactions resulted in a net (gain) loss recorded as other income in the consolidated statements of operations. The following table summarizes those net (gains) losses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Gain on sale of owned assets (1)	$(23,215)	$(27,345)	$(97,795)	$(27,345)
Loss recognized for exit costs associated with divestiture of operations (2)	5,374	4,578	10,309	7,921
Gain on lease termination or modification (3)	(26,259)	(646)	(41,446)	(20,906)
Total other income	$(44,100)	$(23,413)	$(128,932)	$(40,330)

(1)	The Company sold three and 13 owned skilled nursing facilities during the three and six months ended June 30, 2020, respectively. The Company sold five owned skilled nursing facilities during the three and six months ended June 30, 2019. The gain represents sale proceeds in excess of the carrying value of the assets sold.
(2)	The Company divested operations of 19 and 43 facilities, including the sold facilities noted above, in the three and six months ended June 30, 2020, respectively. The Company divested operations of nine and 19 facilities, including the sold facilities noted above, in the three and six months ended June 30, 2019, respectively. Upon divestiture, the Company recognizes exit costs for uncollectible accounts receivable resulting from a sale, the write-off of inventory balances assumed by the new operator, and other costs associated with the transition of operations.
(3)	The Company amended numerous lease agreements in the three and six months ended June 30, 2020 and 2019. These transactions resulted in a combination of base rent reductions, annual escalator reductions, lease term extensions or reductions and facility terminations. Each lease amendment triggers a lease reassessment of the respective ROU asset and lease liability with an offsetting adjustment recorded to the consolidated statements of operations as other income or loss. In the three months ended June 30, 2020, the Company recognized a gain on the lease termination of 16 facilities totaling $26.2 million. In the six months ended June 30, 2020, the Company sold the leasehold rights of 13 facilities resulting in a gain of $10.7 million and terminated 24 divested facilities from various lease agreements resulting in a gain of $30.7 million. In the three months ended June 30, 2019, the Company amended the Welltower Master Lease to reflect the lease termination of two facilities resulting in a gain of $0.6 million. In the six months ended June 30, 2019, the Company amended the Welltower Master Lease multiple times to reflect the lease termination of 26 facilities resulting in a gain of $20.9 million…

(13)	Asset Impairment Charges

Long-Lived Assets with a Definite Useful Life

In each quarter, the Company’s long-lived assets with a definite useful life are tested for impairment at the lowest levels for which there are identifiable cash flows. The primary asset in each long-lived asset group is principally a building or ROU asset in the inpatient segment and customer relationship assets in the rehabilitation therapy services segement. The Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived assets and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived assets. The cash flow period was based on the remaining useful lives of each long-lived asset group. The Company recognized asset impairment charges in the inpatient segment of $77.1 million and $86.8 million during the three and six months ended June 30, 2020, respectively, as compared to $0.9 million during the three and six months ended June 30, 2019.

(14)	Assets Held for Sale

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

At June 30, 2020, the Company classified three skilled nursing facilities operated by the Company in the states of California, Nevada, and Rhode Island as held for sale. The facilities did not meet the criteria as discontinued operations. The Company is party

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

to purchase and sale agreements, as amended, to sell the facilities for an aggregate $31.4 million. The sale of the Rhode Island facility was completed in July 2020.

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

The following table sets forth the major classes of assets and liabilities included as part of the disposal groups as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Current assets:
Prepaid expenses	$—	$1,171
Long-term assets:
Property and equipment, net of accumulated depreciation of $5,079 and $2,201 at June 30, 2020 and December 31, 2019, respectively	15,992	16,306
Total assets	$15,992	$17,477
Current liabilities:
Current portion of long-term debt	$394	$368
Long-term liabilities:
Long-term debt	24,043	19,789
Total liabilities	$24,437	$20,157

(15)	Commitments and Contingencies

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The provision for general and professional liability risks totaled $7.4 million and $35.1 million for the three and six months ended June 30, 2020, respectively, as compared to $5.4 million and $26.8 million for the three and six months ended June 30, 2019, respectively. The reserves for general and professional liability, which are recorded on an undiscounted basis, were $384.6 million and $392.8 million as of June 30, 2020 and December 31, 2019, respectively.

The provision for workers’ compensation risks totaled $25.1 million and $37.6 million for the three and six months ended June 30, 2020, respectively, as compared to $13.4 million and $28.6 million for the three and six months ended June 30, 2019, respectively. The reserves for loss for workers’ compensation risks were $170.1 million and $160.5 million as of June 30, 2020 and December 31, 2019, respectively. These reserves are discounted based on actuarial estimates of claim payment patterns using a discount rate for the current policy year of 1.6%. The discount rates are based upon the risk-free rate for the appropriate duration for the respective policy year. The removal of discounting would have resulted in an increased reserve for workers’ compensation risks of $9.5 million and $12.0 million as of June 30, 2020 and December 31, 2019, respectively.

Health Insurance

The Company offers employees an option to participate in self-insured health plans. Health insurance claims are paid as they are submitted to the plans’ administrators. The Company maintains an accrual for claims that have been incurred but not yet reported to the plans’ administrators and therefore have not yet been paid. This accrual for incurred but not yet reported claims was $13.2 million and $15.1 million as of June 30, 2020 and December 31, 2019, respectively. The liability for the self-insured health plan is recorded in accrued compensation in the consolidated balance sheets. Although management believes that the amounts provided in the Company’s consolidated financial statements are adequate and reasonable, there can be no assurances that the ultimate liability for such self-insured risks will not exceed management’s estimates.

Select Subcommittee on the Coronavirus Crisis

A U.S. House of Representatives subcommittee, the Select Subcommittee on the Coronavirus Crisis, announced an investigation into the ongoing COVID-19 crisis in nursing homes, demanding information from both the federal government and five large operators, including the Company.

Legal Proceedings

The Company and certain of its subsidiaries are involved in or have received notice of various investigations, litigation and potential claims related to the COVID-19 pandemic, including inquiries from state and federal agencies; professional liability claims; and employment-related lawsuits and claims. Such claims may be subject to liability protection provisions within various state executive orders or legislation and/or federal legislation. The applicability of such protection has not yet been adjudicated in any pending claim against the Company.

While there can be no assurance, based on the Company’s evaluation of information currently available, management does not believe the results of such litigation and investigations would have a material adverse effect on the results of operations, financial position or cash flows of the Company. However, the Company’s assessment of materiality may evolve based upon further developments in the proceedings at issue. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.

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

Lease Guarantees

The Company is subject to lease guaranty agreements on six of the facilities leased by the NewGen Partnership, under which it guarantees all payments and performance obligations of the tenants. As of June 30, 2020, the six leases have undiscounted cash rent obligations remaining of $87.9 million.

(16)	Fair Value of Financial Instruments

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables below present the Company’s assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
Assets:	2020	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$251,651	$251,651	$—	$—
Restricted cash and equivalents	113,725	113,725	—	—
Restricted investments in marketable securities	132,017	46,810	85,207	—
Total	$497,393	$412,186	$85,207	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2019	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$12,097	$12,097	$—	$—
Restricted cash and equivalents	113,709	113,709	—	—
Restricted investments in marketable securities	136,942	45,903	91,039	—
Total	$262,748	$171,709	$91,039	$—

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

Debt Instruments

The table below shows the carrying amounts and estimated fair values, net of debt issuance costs and other non-cash debt discounts and premiums, of the Company’s primary long-term debt instruments (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Asset based lending facilities	$277,745	$277,745	$412,346	$412,346
Term loan agreements	203,630	203,630	196,714	196,714
Real estate loans	229,038	229,038	265,700	265,700
HUD insured loans	44,670	44,670	117,117	117,117
Notes payable	110,211	110,211	116,952	116,952
Mortgages and other secured debt (recourse)	6,925	6,925	6,369	6,369
Mortgages and other secured debt (non-recourse)	506,607	506,607	498,222	498,222
	$1,378,826	$1,378,826	$1,613,420	$1,613,420

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

The following tables present the Company’s hierarchy for nonfinancial assets measured at fair value on a non-recurring basis (in thousands):

		Impairment Charges -
	Carrying Value	Six months ended
	June 30, 2020	June 30, 2020
Assets:
Property and equipment, net	$831,333	$7,100
Finance lease right-of-use assets, net	32,956	2,600
Operating lease right-of-use assets	2,134,233	77,100
Intangible assets, net	84,826	—
Goodwill	85,642	—

		Impairment Charges -
	Carrying Value	Six months ended
	December 31, 2019	June 30, 2019
Assets:
Property and equipment, net	$962,105	$900
Finance lease right-of-use assets, net	37,097	—
Operating lease right-of-use assets	2,399,505	—
Intangible assets, net	87,446	—
Goodwill	85,642	—

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

(17) Subsequent Events

CCGEN Partnership

On July 2, 2020, the Company sold one facility to Cascade Capital Group, LLC (Cascade) for $26.1 million. Cascade also acquired eight facilities from Second Spring that the Company operated under a master lease agreement. The Company will continue to operate all nine of these facilities under a new master lease agreement with Cascade. The initial lease term is 10 years with one five-year renewal option available. Initial annual base rent will be $20.7 million. The Company holds a purchase option to acquire the nine facilities exercisable between the fourth and fifth lease year for a fixed price of $251.6 million. The Company executed a promisory note agreeing to pay Cascade $20.3 million. The promissory note represents capital the Company will

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

contribute into a planned partnership with Cascade (CCGen Partnership). Once the requisite regulatory approvals are received, the prommisory note will be converted into a 49% membership interest in the CCGen Partnership.

Divestiture of Non-Strategic Facilities

On July 6, 2020, the Company sold a skilled nursing facility in Rhode Island for $10.5 million. Proceeds were used to retire $5.5 million of MidCap Real Estate Loans. The facility generated annual revenues of $9.9 million and pre-tax income of $0.2 million.  The facility was classified as held for sale as of June 30, 2020. See Note 14 – “Assets Held For Sale.”

The Company is currently assessing the full impact that these subsequent events will have on its consolidated financial statements.

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

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” “pursue,” “plans” or “prospect,” or the negative or other variations thereof or comparable terminology. They include, but are not limited to, statements about the Company’s expectations and beliefs regarding its future operations and financial performance. Historical results may not indicate future performance. Our forward-looking statements are based on current expectations and projections about future events, and there can be no assurance that they will be achieved or occur, in whole or in part, in the timeframes anticipated by the Company or at all. Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified and, consequently, the actual performance of the Company may differ materially from that expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, particularly in Item 1A, “Risk Factors,” which was filed with the SEC on March 16, 2020 (the Annual Report), and those discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, particularly in Item 1A “Risk Factors,” which was filed with the SEC on May 27, 2020 as well as others that are discussed in this Quarterly Report on Form 10-Q. These risks and uncertainties could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. Our business is also subject to the risks that affect many other companies, such as employment relations, natural disasters, general economic conditions and geopolitical events. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price. Any forward-looking statements contained herein are made only as of the date of this report. The Company disclaims any obligation to update the forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements.

Business Overview

Genesis is a healthcare services holding company that, through its subsidiaries, owns and operates skilled nursing facilities, assisted living facilities and a rehabilitation therapy business. We have an administrative services company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services. At June 30, 2020, we provided inpatient services through 361 skilled nursing, senior/assisted living and behavioral health centers located in 25 states. Revenues of our owned, leased and otherwise consolidated inpatient businesses constitute approximately 87% of our revenues.

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

Going Concern Considerations

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. COVID-19 is a complex and previously unknown virus which disproportionately impacts older adults, particularly those having other underlying health conditions.

Our primary focus as the effects of COVID-19 began to impact the United States was the health and safety of our patients, residents, employees and their respective families. We implemented various measures to provide the safest possible environment within our sites of service during this pandemic and will continue to do so.

The United States broadly continues to experience the pandemic caused by COVID-19, which has significantly disrupted, and likely will continue to disrupt for some period, the nation’s economy, the healthcare industry and our businesses. The rapid spread of the virus has led to the implementation of various responses, including federal, state and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and substantial changes to selected protocols within the healthcare system across the United States. A significant number of our facilities and operations are geographically located and highly concentrated in markets with close proximity to areas of the United States that have experienced widespread and severe COVID-19 outbreaks. COVID-19 is having and will likely continue to have a material and adverse effect on our operations and supply chains, resulting in a reduction in our operating occupancy and related revenues, and an increase in our expenditures.

We performed an assessment to determine whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. Initially, this assessment does not consider the potential mitigating effect of management’s plans that have not been fully implemented. When substantial doubt exists, management assesses the mitigating effect of our plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

In completing our going concern assessment, we considered the uncertainties around the impact of COVID-19 on our future results of operations as well as our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due within 12 months following the date our financial statements were issued. Without giving effect to the prospect, timing and adequacy of future governmental funding support and other mitigating plans, many of which are beyond our control, it is unlikely that we will be able to generate sufficient cash flows to meet our required financial obligations, including our rent obligations, our debt service obligations and other obligations due to third parties. The existence of these conditions raises substantial doubt about our ability to continue as a going concern for the twelve-month period following the date the financial statements are issued.

In response to COVID-19, we have taken the following measures to improve our liquidity position:

●	We applied for and received government-sponsored financial relief related to the pandemic;
●	We are utilizing the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act) payroll tax deferral program to delay payment of a portion of payroll taxes incurred through December 2020, with 50% to be repaid in December 2021 and the remaining 50% to be repaid in December 2022;
●	While we vigorously advocate, for ourself and the skilled nursing industry, regarding the need for additional government sponsored funding, we continue to explore and take advantage of existing government sponsored funding programs implemented to support businesses impacted by COVID-19;
●	We continue to implement measures to adapt successfully our operational model to function for the long-term in a COVID-19 environment; and
●	We have pursued, and will continue to pursue, creative and accretive opportunities to sell assets and enter into joint venture structures in order to provide liquidity.

These measures and other plans and initiatives of ours are designed to provide us with adequate liquidity to meet our obligations for at least the twelve-month period following the date our financial statements are issued. However, such plans and initiatives are dependent on factors that are beyond our control or may not be available on terms acceptable to us, or at all. Accordingly, management determined it could not be certain that the plans and initiatives would be effectively implemented within one year after the date the financial statements are issued. Further, even if we receive additional funding support from government sources and/or are able to execute successfully all of our plans and initiatives, given the current challenging environment our operating plans and resulting cash flows along with our cash and cash equivalents and other sources of liquidity may not be sufficient to fund operations for the twelve-month period following the date the financial statements are issued, which could force us to seek reorganization under the U.S. Bankruptcy Code.

Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date the financial statements are issued. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should we be unable to continue as a going concern.

Significant Transactions and Events

COVID-19

The Centers for Disease Control and Prevention (CDC) has stated that older adults, such as our patients, are at a higher risk for serious illness and death from COVID-19 due to the prevalence of chronic medical conditions. In addition, our employees are at higher risk of contracting or spreading the disease due to the nature of the work environment when caring for patients. In an effort to prevent the introduction of COVID-19 into our facilities, and to help control further exposure to infections within communities, we have implemented policies restricting visitors at all of our facilities except for essential healthcare personnel and certain end-of-life situations. We also implemented policies for screening employees and anyone permitted to enter the building, implemented in-room only dining, activities programming and therapy. Upon confirmation of a positive COVID-19 exposure at a facility, our policy is to follow government guidance to minimize further exposure, including implementing personal protection protocols, restricting new admissions, and isolating patients. Due to the vulnerable nature of our patients, we expect many of these restrictions will continue at our facilities, even as federal, state, and local stay-at-home and social distancing orders and recommendations are relaxed. Notwithstanding these restrictions and our other response efforts, the virus has had, and likely will continue to have, introduction to, and transmission within, certain facilities due to the easily transmissible nature of COVID-19.

COVID-19 has materially and adversely affected our operations and supply chains, resulting in a reduction in our operating occupancy and related revenues, and an increase in our expenditures. Although the ultimate impact of the pandemic remains uncertain, the following disclosures serve to outline the estimated impact of COVID-19 on our business through June 30, 2020, as well as further developments through the filing date of this Quarterly Report on Form 10-Q, including the impact of emergency legislation, temporary changes to regulations and reimbursements issued in response to COVID-19.

Operations

Our first report of a positive case of COVID-19 in one of our facilities occurred on March 16, 2020. Since that time, 241 of the our 361 facilities have experienced one or more positive cases of COVID-19 among patients and residents. Over 77% of the patient and resident positive COVID-19 cases in our facilities have occurred in the states of New Jersey, Connecticut, Massachusetts, Pennsylvania and Maryland, which correspond to many of the largest community outbreak areas across the country. Our facilities in these five states represent 45% of its total operating beds. Despite the unprecedented challenges facing our operations, we reported that of the 897 focused infection control surveys conducted during the pandemic by state and federal officials at our centers, 94% achieved a “zero deficiency rate.”

Our occupancy decreased in the early months of the pandemic following the efforts by referring hospitals to cancel or reschedule elective procedures in anticipation of an increasing number of COVID-19 cases in their communities. As the pandemic progressed, occupancy was further decreased by, among other things, implementation of self-imposed admission holds in facilities having exposure to positive cases of COVID-19 among patients, residents and employees. These self-imposed restrictions on admissions were instituted to limit risks of potential spread of the virus by individuals that either tested positive for COVID-19, exhibited symptoms of COVID-19 but had not yet been tested positive due to a severe shortage of testing materials, or were asymptomatic of COVID-19 but potentially positive and contagious.

Net Revenues

Our net revenues for the three and six months ended June 30, 2020 were materially impacted by a significant decline in occupancy as a result of COVID-19. Our skilled nursing facility operating occupancy decreased from 88.2% for the three months ended March 31, 2020 to 77.0% for the three months ended June 30, 2020. However, the revenue lost from the decline in occupancy was partially offset by incremental state sponsored funding programs, changes in payor mix, and the enactment of COVID-19 relief programs, as discussed below. See “Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue - COVID-19 Regulatory and Reimbursement Relief.”

After considering a commensurate reduction in operating expenses, we estimate lost revenue caused by COVID-19 decreased earnings by approximately $67.0 million and $74.0 million for the three and six months ended June 30, 2020, respectively. The impact of COVID-19 on our occupancy and net revenues for the remainder of 2020 will depend on future developments, which are highly uncertain and cannot be predicted, including the pace of recovery in occupancy, the future scope and severity of COVID-19 and the actions taken by public and private entities in response to the pandemic.

Operating Expenses

Our operating expenses for the three and six months ended June 30, 2020 were materially and adversely impacted due to increases in costs as a result of the pandemic, with more dramatic increases occurring at facilities with positive COVID-19 cases among patients, residents and employees. During the three months and six months ended June 30, 2020, we estimate we incurred approximately $145.3 million and $152.5 million, respectively, of incremental operating expenses to prepare for and respond to the pandemic. Increases in cost primarily stemmed from higher labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, medical equipment, food service supplies for staff, enhanced cleaning and environmental sanitation costs, the impact of utilizing less efficient modes of providing therapy in order to avoid the grouping of patients and workers compensation expense.

We are not reasonably able to predict the total amount of costs we will incur related to the pandemic and to what extent such incremental costs can be reduced or will be borne by or offset by actions taken by public and private entities in response to the pandemic.

Strategic Partnerships

Vantage Point Partnership

On January 10, 2020, Welltower, Inc. (Welltower) sold the real estate of one skilled nursing facility located in Massachusetts to the Vantage Point Partnership. The sale represents the final component of a transaction that occurred on September 12, 2019, whereby we acquired an approximately 30% membership interest in the partnership, which acquired the real estate of 18 facilities previously leased from Welltower and Second Spring Healthcare Investments (Second Spring). As a result of the January 10, 2020 transaction, we will receive an annual rent credit of $0.7 million from Welltower and recorded a gain of $0.2 million as a result of the lease termination. The Vantage Point Partnership acquired this skilled nursing facility for a purchase price of $9.1 million. The consolidation of this additional skilled nursing facility primarily resulted in property and equipment of $9.1 million, non-recourse debt of $7.3 million with the balance of the purchase price settled primarily with proceeds held in escrow from the September 12, 2019 closing. We operate all 19 facilities owned by the Vantage Point Partnership.

NewGen Partnership

On February 1, 2020, we transitioned operational responsibility for 19 facilities in the states of California, Washington and Nevada to a partnership with New Generation Health, LLC (the NewGen Partnership). We sold the real estate and operations of six skilled nursing facilities and transferred the operations to 13 skilled nursing, behavioral health and assisted living facilities for $78.7 million. Net transaction proceeds were used by us to repay indebtedness, including prepayment penalties, of $33.7 million, fund our initial 50% equity contribution and working capital requirement of $14.9 million, and provide financing to the partnership of $9.0 million. We recorded a gain on sale of assets and transition of leased facilities of $58.8 million and loss on early extinguishment of debt of $1.0 million. Concurrently, the facilities have entered, or will enter upon regulatory approval, into management services agreements with NewGen for the day-to-day operations of the facilities. We will continue to provide administrative and back office services to the facilities pursuant to administrative support agreements, as well as therapy services pursuant to therapy services agreements. We do not hold a controlling financial interest in the NewGen Partnership. As such, we have applied the equity method of accounting for our 50% interest in the NewGen Partnership. Our investment in the NewGen Partnership, $20.5 million, is included within other long-term assets in the consolidated balance sheet as of June 30, 2020.

On May 15, 2020, we transitioned operational responsibility for four additional leased facilities in the state of California to the NewGen Partnership. The four facilities generated annual revenues of $55.0 million and pre-tax loss of $0.5 million. Subsequent to May 15, 2020, we have applied the equity method of accounting for our 50% interest in these operations.

CCGEN Partnership

On July 2, 2020, we sold one facility to Cascade Capital Group, LLC (Cascade) for $26.1 million. Cascade also acquired eight facilities from Second Spring that we operated under a master lease agreement. We will continue to operate all nine of these facilities under a new master lease agreement with Cascade. The initial lease term is 10 years with one five-year renewal option available. Initial annual base rent will be $20.7 million. We hold a purchase option to acquire the nine facilities exercisable between the fourth and fifth lease year for a fixed price of $251.6 million. We executed a promisory note agreeing to pay Cascade $20.3 million. The promissory note represents capital we will contribute into a planned partnership with Cascade (CCGen Partnership). Once the requisite regulatory approvals are received, the prommisory note will be converted into a 49% membership interest in the CCGen Partnership.

Divestiture of Non-Strategic Facilities

On January 31, 2020, Omega Healthcare Investors, Inc. (Omega) sold the real estate of one skilled nursing facility located in Massachusetts. We leased the facility under a master lease agreement but closed the facility on July 1, 2019. The sale resulted in a gain on the lease termination of $0.2 million and an annual rent credit of $0.4 million.

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

On April 20, 2020, we divested the operations of four skilled nursing facilities in Florida and two skilled nursing facilities in Maryland that were subject to a master lease with Second Spring. The six facilities generated annual revenues of $62.0 million and pre-tax loss of $2.3 million. The lease termination resulted in a net annual rent credit of $8.5 million.

On June 1, 2020, we divested the operations of four leased skilled nursing facilities in Idaho that were subject to a master lease with Omega. The four facilities generated annual revenues of $19.5 million and pre-tax income of $0.1 million. The lease termination resulted in an annual rent credit of $1.4 million.

On July 6, 2020, we sold a skilled nursing facility in Rhode Island for $10.5 million. Proceeds were used to retire $5.5 million of MidCap Real Estate Loans. The facility generated annual revenues of $9.9 million and pre-tax income of $0.2 million. The facility was classified as held for sale as of June 30, 2020. See Note 14 – “Assets Held For Sale.”

Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue

COVID-19 Regulatory and Reimbursement Relief

On March 18, 2020, the Families First Coronavirus Response Act was enacted, which provided a temporary 6.2% increase to each qualifying state’s Medicaid Federal Medical Assistance Percentage (FMAP) effective January 1, 2020. The temporary FMAP increase will extend through the last day of the calendar quarter of the COVID-19 public health emergency declared by the U.S. Department of Health and Human Services (HHS), including any extensions or termination, which currently expires October 25, 2020. As part of the requirements for receiving the temporary FMAP increase, states must cover testing services and treatments for COVID-19 and may not impose deductibles, copayments, coinsurance or other cost sharing charges for any quarter in which the temporarily increased FMAP is claimed. Further, a number of additional states in which we operate have implemented incremental FMAP related reimbursement provisions and other forms of support to assist providers. For the three and six months ended June 30, 2020, we recognized as net revenues in the consolidated statements of operations of $40.2 million and $45.7 million, respectively, of additional FMAP reimbursement relief. We cannot predict the extent to which further FMAP funding programs will be implemented in the states in which we operate.

In further response to the pandemic, on March 27, 2020, the President signed into law the bipartisan CARES Act. The CARES Act allocates $100 billion to a Public Health and Social Services Emergency Fund to “reimburse, through grants or other mechanisms, eligible health care providers for health care related expenses or lost revenues that are attributable to coronavirus.” Nursing facility operators participating in Medicare and Medicaid may be eligible to receive compensation for costs incurred in the course of providing medical services, such as those related to obtaining personal protective equipment, COVID-19 related testing supplies, and increased staffing or training, provided that such costs are not compensated by another source. The secretary of the HHS has broad authority and discretion to determine payment eligibility and the amount of such payments.

Further, the Paycheck Protection Program and Health Care Enhancement Act was signed into law on April 24, 2020. Congress appropriated $75.0 billion for healthcare providers through the Paycheck Protection Program and Health Care Enhancement Act. HHS is distributing this money through the Provider Relief Fund, and these payments do not need to be repaid. While we believe that the relief funds received by us to date under the CARES Act have primarily benefited Medicare providers as opposed to Medicaid providers and have provided limited support to our rehabilitation therapy services segment, we cannot predict the extent to which any of our businesses will receive any such additional funds, and to what extent the financial impact of receiving such funds would effectively offset any shortfall in funds received to date as compared to the escalation in our costs and lost revenue as a result of the broad implications of the pandemic.

We were impacted by certain provisions of the CARES Act, as summarized below.

●	Temporary suspension of certain patient coverage criteria and documentation and care requirements. The CARES Act and a series of temporary waivers and guidance issued by the Centers for Medicare and Medicaid Services (CMS) suspend various Medicare patient coverage criteria as well as certain documentation and care requirements. These accommodations are intended to ensure patients have access to care notwithstanding the burdens placed on healthcare providers due to the COVID-19 pandemic. We believe these regulatory actions could contribute to an increase in census volumes and skilled mix that may not otherwise have occurred, but cannot provide any assurance as to the impact on our businesses.

●	Relief Funds. During April and May 2020, we received $185.5 million of relief grants from CARES Act funds administered by the HHS. The grants are primarily related to the skilled nursing care provided through the Company’s Inpatient Services segment. Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for health care related expenses or lost revenues that are attributable to COVID-19. HHS continues to evaluate and provide allocations of, and issue regulation and guidance regarding, grants made under the CARES Act. Our relief funds payments are accounted for as government grants, which are recognized on a systematic and rational basis as other income once there is reasonable assurance that the applicable terms and conditions required to retain the funds will be met. We recognize grants once both of the following conditions are met: (1) we are able to comply with the relevant conditions of the grant and (2) the grant will be received. The terms and conditions note that the relief funds received can be used for health care related expenses or lost revenues that are attributable to COVID-19. For the three and six months ended June 30, 2020, we recognized the entire amount of relief grants received within the “Federal stimulus – COVID-19 other income” caption in the consolidated statements of operations.

On June 9, 2020 as part of its ongoing efforts to provide financial relief to healthcare providers impacted by COVID-19, HHS announced the Phase 2 general distribution to Medicaid, Medicaid managed care, Children's Health Insurance Program (CHIP) and dental providers. HHS anticipates distributing approximately $15.0 billion to eligible providers that participate in state Medicaid and CHIP programs that did not receive a payment from the Provider Relief Fund General Allocation (Phase 1). Eligible applicants will receive 2% of Gross Revenues from Patient Care for calendar years 2017, 2018 or 2019 as selected by applicant. Applications have been submitted for four assisted living facilities which meet the eligibility criteria.

On July 22, 2020, President Trump announced that an additional $5.0 billion of the Provider Relief Program funds will be allocated to Medicare-certified long term care facilities and state veterans’ homes (nursing homes), to build nursing home skills and enhance nursing homes’ response to COVID-19, including enhanced infection control. On August 7, 2020, HHS provided additional details indicating the $5 billion distribution will provide approximately $2.5 billion in upfront funding to support increased testing, staffing and personal protective equipment needs. There will also be funding available to providers who establish COVID-19 isolation facilities. At this time, we have insufficient information to estimate the amount or timing of such distributions.

●	Medicare Accelerated and Advanced Payment Program. During the three months ended June 30, 2020, we applied for and received $156.8 million of advanced Medicare payments. The payments represent interest-free advances on future services to be provided to Medicare patients between August 2020 and November 2020. The advanced Medicare payments represent contract liabilities that are reported within accrued expenses in the consolidated balance sheet as of June 30, 2020. The $156.8 million in contract liabilities will be subsequently recouped over time as revenue is recognized for claims submitted for services provided to Medicare patients between August 2020 and November 2020. If there is a remaining balance owed after this period, we are required to repay the remaining advance.

●	Payroll Tax Deferral. Under the CARES Act, we have elected to defer payment, on an interest free basis, of the employer portion of social security payroll taxes incurred from March 27, 2020 to December 31, 2020. One-half of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. We have presented the balance of deferred payroll taxes, $35.7 million, within other long term liabilities in the consolidated balance sheet as of June 30, 2020. We estimate the total payroll tax deferral through December 31, 2020 to approximate $90 million.

●	Temporary Suspension of Medicare Sequestration. The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare fee for service claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements have incurred this mandatory reduction and it will continue to remain in place through at least 2023, unless Congress takes further action. In response to COVID-19, the CARES Act temporarily suspended the automatic 2.0% reduction of Medicare claim reimbursements for the period of May 1, 2020 through December 31, 2020. During the three and six months ended June 30, 2020, the suspension of sequestration resulted in net revenues of approximately $2.0 million. We estimate the total increase in our revenue due to the suspension of sequestration for 2020 to be approximately $8.0 million.

●	Employee Retention Tax Credit. The employer payroll tax credit provisions of the CARES Act grant eligible companies a credit against applicable payroll taxes for each calendar quarter in an amount equal to 50% of qualified wages with a maximum credit of $5,000 per employee. The refundable tax credit is available to employers that fully or partially suspend operations during any calendar quarter in 2020 due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19. Qualified employees are those who are not providing services as a result of such orders of a government authority. The impact of the employee retention tax credit program was not material for the three and six months ended June 30, 2020.

COVID-19 Testing Requirements

On July 14, 2020, HHS announced rapid point-of-care diagnostic testing devices will be distributed to nursing homes to assist in testing. CMS will also begin requiring, rather than recommending, that all nursing homes in states with a 5% positivity rate or greater test all nursing home staff each week. It is hoped that this new staff testing requirement will enhance efforts to keep the virus from entering and spreading through nursing homes by identifying asymptomatic carriers. At this time, we cannot predict the extent to which any of our businesses will receive any such additional funds to reimburse us for this additional testing, and to what extent the financial impact of receiving such funds would effectively offset any shortfall in funds resulting from the performance of this testing.

COVID-19 Reporting Requirements

On April 19, 2020, CMS announced new regulatory requirements that will require skilled nursing homes to report cases of COVID-19 directly to the CDC. This information must be reported in accordance with existing privacy regulations and statues. In addition, skilled nursing homes are required to inform residents, their families and representatives of COVID-19 cases in their facilities; this notification is required to take place by 5 PM the next calendar day following the occurrence of a single confirmed infection of COVID-19, or of three or more residents or staff with new-onset of respiratory symptoms that occur within 72 hours of one another. Further, the CDC will be providing a reporting tool to skilled nursing homes that will support Federal efforts to collect nationwide data to assist in COVID-19 surveillance and response. There could be civil monetary penalties for not meeting these reporting requirements.

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

Provider Relief Fund Reporting Requirement

On July 20, 2020, HHS informed Provider Relief Fund (PRF) recipients that received one or more payments exceeding $10,000 in the aggregate from the PRF of the timing of future reporting requirements. The reports shall be in such form, with such content, as specified by the Secretary of HHS in future program instructions directed to all recipients and will provide directions on reporting obligations. The reporting system will become available to recipients for reporting on October 1, 2020. All recipients must report within 45 days of the end of calendar year 2020 on their expenditures through the period ending December 31, 2020. Recipients who have expended funds in full prior to December 31, 2020 may submit a single final report at any time during the window that begins October 1, 2020, but no later than February 15, 2021. Recipients with funds unexpended after December 31, 2020, must submit a second and final report no later than July 31, 2021.

Provider Relief Fund Single Audit Requirement

HHS indicates that PRF payments will be subject to the Office of Management and Budget Single Audit process, which requires an organization-wide audit of an entity that expends $750,000 or more of federal assistance. The objective of the Single Audit is to provide assurance that federal funds are used appropriately. PRF payments are required to be included in determining if a recipient that is a commercial (for profit) organization is required to have an audit if reported annual total federal funds received are equal to or above $750,000. Audit reports of commercial entities are to be submitted directly to HHS, Audit Resolution Division.

 Final Rule - Medicare Annual Market Basket for Fiscal Year 2021

On July 31, 2020, CMS issued a final rule providing a net market basket increase for skilled nursing facilities of 2.2 percent beginning October 1, 2020. This market basket update reflects a full market basket increase of 2.2 percentage points, no forecast error correction and no multifactor productivity adjustment. CMS estimates that the net market basket update would increase Medicare skilled nursing facility payments by approximately $750 million in fiscal year 2021.

Proposed Rule – Physician Fee Schedule

On August 3, 2020, CMS issued a proposed rule to revise payment policies under the Medicare physician fee schedule and makes other policy changes related to Medicare Part B payment on or after January 1, 2021.  The revised payment policies, as proposed, would reduce our reimbursement rate for Medicare Part B therapy services and physician services revenues by an estimated $20 million to $25 million on an annualized basis.  We are evaluating options to mitigate the impact of the rate reductions should the rule be finalized as proposed.

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

Key performance and valuation measures for our businesses are set forth below, followed by a comparison and analysis of our financial results:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Financial Results (in thousands)
Financial Performance Measures:
Net revenues (GAAP)	$956,259	$1,145,052	$2,048,509	$2,306,692
Net (loss) income attributable to Genesis Healthcare, Inc. (GAAP)	(22,005)	(4,819)	11,503	(20,082)
EBITDA (Non-GAAP)	35,950	72,098	136,080	136,778
Adjusted EBITDA (Non-GAAP)	59,382	61,433	102,241	115,869
Valuation Measure:
Adjusted EBITDAR (Non-GAAP)	$155,777		$296,656

INPATIENT SEGMENT:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Occupancy Statistics - Inpatient
Available licensed beds in service at end of period	38,193	46,353	38,193	46,353
Available operating beds in service at end of period	36,742	44,408	36,742	44,408
Available patient days based on licensed beds	3,475,715	4,213,333	6,951,985	8,378,173
Available patient days based on operating beds	3,340,756	4,036,602	6,669,380	8,027,459
Actual patient days	2,571,092	3,496,046	5,524,820	6,977,410
Occupancy percentage - licensed beds	74.0%	83.0%	79.5%	83.3%
Occupancy percentage - operating beds	77.0%	86.6%	82.8%	86.9%
Skilled mix	15.8%	18.2%	17.2%	18.6%
Average daily census	28,254	38,418	30,356	38,549
Revenue per patient day (skilled nursing facilities)
Medicare Part A	$579	$528	$570	$526
Insurance	508	454	492	456
Private and other	368	364	370	361
Medicaid	268	231	256	231
Medicaid (net of provider taxes)	245	211	234	211
Weighted average (net of provider taxes)	$308	$277	$300	$278
Patient days by payor (skilled nursing facilities)
Medicare	249,909	344,916	541,783	704,651
Insurance	128,995	252,272	345,264	518,739
Total skilled mix days	378,904	597,188	887,047	1,223,390
Private and other	147,565	193,603	322,623	379,838
Medicaid	1,876,518	2,505,024	3,970,177	4,975,038
Total Days	2,402,987	3,295,815	5,179,847	6,578,266
Patient days as a percentage of total patient days (skilled nursing facilities)
Medicare	10.4%	10.5%	10.5%	10.7%
Insurance	5.4%	7.7%	6.7%	7.9%
Skilled mix	15.8%	18.2%	17.2%	18.6%
Private and other	6.1%	5.9%	6.2%	5.8%
Medicaid	78.1%	75.9%	76.6%	75.6%
Total	100.0%	100.0%	100.0%	100.0%
Facilities at end of period
Skilled nursing facilities
Leased	249	311	249	311
Owned	16	37	16	37
Joint Venture	61	20	61	20
Managed	12	12	12	12
Total skilled nursing facilities	338	380	338	380
Total licensed beds	40,655	46,108	40,655	46,108
Assisted/Senior living facilities:
Leased	19	21	19	21
Owned	1	3	1	3
Joint Venture	2	1	2	1
Managed	1	2	1	2
Total assisted/senior living facilities	23	27	23	27
Total licensed beds	1,829	2,233	1,829	2,233
Total facilities	361	407	361	407

Total Jointly Owned and Managed— (Unconsolidated)	36	14	36	14

REHABILITATION THERAPY SEGMENT*:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue mix %:
Company-operated	34%	36%	34%	36%
Non-affiliated and affiliated third party	66%	64%	66%	64%
Sites of service (at end of period)	1,119	1,203	1,119	1,203
Revenue per site	$137,460	$153,373	$280,319	$302,642
Therapist efficiency %	65%	68%	68%	68%

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

We believe the presentation of Non-GAAP Financial Measures provides useful information to investors regarding our results of operations because these financial measures are useful for trending, analyzing and benchmarking the performance and value of our business. By excluding certain expenses and other items that may not be indicative of our core business operating results, these Non-GAAP Financial Measures:

● allow investors to evaluate our performance from management’s perspective, resulting in greater transparency with respect to supplemental information used by us in our financial and operational decision making;

● facilitate comparisons with prior periods and reflect the principal basis on which management monitors financial performance;

● facilitate comparisons with the performance of others in the post-acute industry;

● provide better transparency as to the measures used by management and others who follow our industry to estimate the value of our company; and

● allow investors to view our financial performance and condition in the same manner as our significant landlords and lenders require us to report financial information to them in connection with determining our compliance with financial covenants.

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

Although we use Non-GAAP Financial Measures as financial measures to assess value and the performance of our business, the use of these Non-GAAP Financial Measures is limited because they do not consider certain material costs necessary to operate the business. These costs include our lease expense (only in the case of Adjusted EBITDAR), the cost to service debt, the depreciation and amortization associated with our long-lived assets, losses on early extinguishment of debt, transaction costs, long-lived asset impairment charges, federal and state income tax expenses, the operating results of our divested businesses and the income or loss attributable to noncontrolling interests. Because Non-GAAP Financial Measures do not consider these important elements of our cost structure, a user of our financial information who relies on Non-GAAP Financial Measures as the only measures of our performance could draw an incomplete or misleading conclusion regarding our financial performance. Consequently, a user of our financial information should consider net income (loss) attributable to Genesis Healthcare, Inc. as an important measure of our financial performance because it provides the most complete measure of our performance.

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

We adjust EBITDA for the following items:

●	Loss (gain) on early extinguishment of debt. We recognize gains or losses on the early extinguishment of debt when we refinance our debt prior to its original term, requiring us to write-off any unamortized deferred financing fees. We exclude the effect of gains or losses recorded on the early extinguishment of debt because we believe these gains and losses do not accurately reflect the underlying performance of our operating businesses.

●	Other income. We primarily use this income statement caption to capture gains and losses on the sale or disposition of assets. We exclude the effect of such gains and losses because we believe they do not accurately reflect the underlying performance of our operating businesses.

●	Transaction costs. In connection with our restructuring, acquisition and disposition transactions, we incur costs consisting of investment banking, legal, transaction-based compensation and other professional service costs. We exclude restructuring, acquisition and disposition related transaction costs expensed during the period because we believe these costs do not reflect the underlying performance of our operating businesses.

●	Long-lived asset impairments. We exclude non-cash long-lived asset impairment charges because we believe including them does not reflect the ongoing performance of our operating businesses. Additionally, such impairment charges represent accelerated depreciation expense, and depreciation expense is also excluded from EBITDA.

●	Severance and restructuring. We exclude severance costs from planned reduction in force initiatives associated with restructuring activities intended to adjust our cost structure in response to changes in the business environment. We believe these costs do not reflect the underlying performance of our operating businesses. We do not exclude severance costs that are not associated with such restructuring activities.

●	(Income) loss of newly acquired, constructed or divested businesses. The acquisition and construction of new businesses is an element of our growth strategy. Many of the businesses we acquire have a history of operating losses and continue to generate operating losses in the months that follow our acquisition. Newly constructed or developed businesses also generate losses while in their start-up phase. We view these losses as both temporary and an expected component of our long-term investment in the new venture. We adjust these losses when computing Adjusted EBITDA in order to better analyze the performance of our mature ongoing business. The activities of such businesses are adjusted when computing Adjusted EBITDA until such time as a new business generates positive Adjusted EBITDA. The divestiture of underperforming or non-strategic facilities is also an element of our business strategy. We eliminate the results of divested facilities beginning in the quarter in which they become divested. We view the income or losses associated with the wind-down of such divested facilities as not indicative of the performance of our ongoing operating business.

●	Stock-based compensation. We exclude stock-based compensation expense because it does not result in an outlay of cash and such non-cash expenses do not reflect the underlying performance of our operating businesses.

●	Impact of COVID-19. We excluded the net impact of the COVID-19 pandemic on our revenues and expenses for the three and six months ended June 30, 2020 due to the extraordinary nature of the virus and its impact across the globe. We view the incremental expenses, lost revenue and government relief grants as not indicative of the underlying potential long-term performance of our operating businesses. Our estimate of the pandemic’s impact on earnings for the three and six months ended June 30, 2020 includes the following components: (1) incremental funding received to address escalating expenses and lost revenue; (2) incremental expenses incurred as a result of the pandemic; and (3) the net impact of lost revenue, after considering a resulting reduction in operating expenses. For the three and six months ended June 30, 2020, we excluded funding recognized under the CARES Act and additional funding provided by certain states totaling approximately $228.0 million and $234.0 million, respectively. For the three and six months ended June 30, 2020, we excluded incremental expenses incurred in connection with the COVID-19 pandemic of approximately $145.3 million and $152.5 million, respectively. For the three and six months ended June 30, 2020 we excluded the estimated net impact of lost revenue offset by any resulting reduction in operating expenses, of approximately $67.0 million and $74.0 million, respectively.

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

See the reconciliation of net (loss) income attributable to Genesis Healthcare, Inc. to Non-GAAP financial information included herein (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net (loss) income attributable to Genesis Healthcare, Inc.	$(22,005)	$(4,819)	$11,503	$(20,082)
Adjustments to compute EBITDA:
Net loss attributable to noncontrolling interests	(7,311)	(4,164)	(2,138)	(13,983)
Depreciation and amortization expense	33,816	28,268	59,804	66,463
Interest expense	31,907	52,975	68,147	104,491
Income tax benefit	(457)	(162)	(1,236)	(111)
EBITDA	$35,950	$72,098	136,080	136,778
Adjustments to compute Adjusted EBITDA:
Loss (gain) on early extinguishment of debt	1,421	(24)	5,460	(24)
Other income	(44,100)	(23,413)	(128,932)	(40,330)
Transaction costs	5,543	8,823	11,134	10,084
Long-lived asset impairments	77,100	900	86,800	900
Severance and restructuring	346	673	701	2,119
(Income) loss of newly acquired, constructed, or divested businesses	(3,329)	865	(5,250)	2,744
Stock-based compensation	1,831	1,748	3,725	3,835
Estimated impact of COVID-19	(15,380)	—	(7,477)	—
Other non-recurring income	—	(237)	—	(237)
Adjusted EBITDA	$59,382	$61,433	$102,241	$115,869
Lease expense	96,395	94,586	194,415	188,647
Adjusted EBITDAR	$155,777		$296,656
Supplemental information:
Cash interest payments on recourse and HUD debt	$15,280	$20,491	$34,660	$42,940
Cash payments made to partially owned real estate joint ventures, net of distributions received	12,679	4,193	25,379	4,193
Total cash lease payments made pursuant to operating leases and finance leases	$90,436	$105,888	$183,782	$213,516

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

A summary of our unaudited results of operations for the three months ended June 30, 2020 as compared with the same period in 2019 follows (in thousands, except percentages):

	Three months ended June 30,
	2020		2019		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$796,961	83.4%	$964,541	84.2%	$(167,580)	(17.4)%
Assisted/Senior living facilities	20,041	2.1%	23,702	2.1%	(3,661)	(15.4)%
Administration of third party facilities	2,110	0.2%	2,054	0.2%	56	2.7%
Elimination of administrative services	(784)	(0.1)%	(799)	(0)%	15	1.9%
Inpatient services, net	818,328	85.6%	989,498	86.4%	(171,170)	(17.3)%

Rehabilitation therapy services:
Total therapy services	153,625	16.1%	192,906	16.8%	(39,281)	(20.4)%
Elimination of intersegment rehabilitation therapy services	(57,101)	(6.0)%	(71,971)	(6.3)%	14,870	20.7%
Third party rehabilitation therapy services, net	96,524	10.1%	120,935	10.5%	(24,411)	(20.2)%

Other services:
Total other services	70,959	7.4%	45,489	4.0%	25,470	56.0%
Elimination of intersegment other services	(29,552)	(3.1)%	(10,870)	(0.9)%	(18,682)	(171.9)%
Third party other services, net	41,407	4.3%	34,619	3.1%	6,788	19.6%

Net revenues	$956,259	100.0%	$1,145,052	100.0%	$(188,793)	(16.5)%

	Three months ended June 30,
	2020		2019		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
EBITDA:
Inpatient services	$43,049	5.3%	$87,649	8.9%	$(44,600)	(50.9)%
Rehabilitation therapy services	27,716	18.0%	25,586	13.3%	2,130	8.3%
Other services	4,454	6.3%	1,248	2.7%	3,206	256.9%
Corporate and eliminations	(39,269)	—%	(42,385)	—%	3,116	7.4%
EBITDA	$35,950	3.8%	$72,098	6.3%	$(36,148)	(50.1)%

A summary of our unaudited condensed consolidating statement of operations follows (in thousands):

	Three months ended June 30, 2020
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$819,112	$153,625	$67,857	$3,102	$(87,437)	$956,259
Salaries, wages and benefits	451,176	121,984	43,784	—	—	616,944
Other operating expenses	374,583	8,760	21,493	—	(87,562)	317,274
General and administrative costs	—	—	—	39,769	—	39,769
Lease expense	95,279	313	503	300	—	96,395
Depreciation and amortization expense	29,544	1,677	208	2,406	(19)	33,816
Interest expense	12,829	13	9	20,236	(1,180)	31,907
Loss on early extinguishment of debt	—	—	—	1,421	—	1,421
Investment income	—	—	—	(2,141)	1,180	(961)
Other income	(44,100)	—	—	—	—	(44,100)
Transaction costs	—	—	—	5,543	—	5,543
Long-lived asset impairments	77,100	—	—	—	—	77,100
Federal stimulus - COVID-19 other income	(177,975)	(5,148)	(2,377)	—	—	(185,500)
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(4,297)	721	(3,576)
Income (loss) before income tax benefit	676	26,026	4,237	(60,135)	(577)	(29,773)
Income tax benefit	—	—	—	(457)	—	(457)
Net income (loss)	$676	$26,026	$4,237	$(59,678)	$(577)	$(29,316)

	Three months ended June 30, 2019
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$990,297	$192,906	$45,325	$164	$(83,640)	$1,145,052
Salaries, wages and benefits	442,028	154,855	29,276	—	—	626,159
Other operating expenses	389,637	12,130	14,402	—	(83,641)	332,528
General and administrative costs	—	—	—	35,562	—	35,562
Lease expense	93,557	335	338	356	—	94,586
Depreciation and amortization expense	22,328	3,112	174	2,654	—	28,268
Interest expense	29,051	13	8	23,903	—	52,975
Gain on early extinguishment of debt	—	—	—	(24)	—	(24)
Investment income	—	—	—	(2,143)	—	(2,143)
Other (income) loss	(23,474)	—	61	—	—	(23,413)
Transaction costs	—	—	—	8,823	—	8,823
Long-lived asset impairments	900	—	—	—	—	900
Equity in net loss (income) of unconsolidated affiliates	—	—	—	1,910	(1,934)	(24)
Income (loss) before income tax benefit	36,270	22,461	1,066	(70,877)	1,935	(9,145)
Income tax benefit	—	—	—	(162)	—	(162)
Net income (loss)	$36,270	$22,461	$1,066	$(70,715)	$1,935	$(8,983)

Net Revenues

Net revenues for the three months ended June 30, 2020 decreased by $188.8 million, or 16.5%, as compared with the three months ended June 30, 2019.

Inpatient Services – Revenue decreased $171.2 million, or 17.3%, in the three months ended June 30, 2020 as compared with the same period in 2019. Divestiture activity and COVID-19 are the primary drivers of this variance. On a same-store basis, inpatient services revenue decreased $35.1 million, or 4.3%, excluding 76 divested underperforming facilities and the acquisition or development of 3 additional facilities. The same-store revenue decrease is net of $8.8 million related to a new provider tax program in the state of New Mexico, which was not in place for the corresponding period in 2019 and an additional increase of $10.2 million in the three months ended June 30, 2020 is attributed to the transition from the resource utilization group based reimbursement to the Patient-Driven Payment Model (PDPM) reimbursement methodology in the fourth quarter of fiscal 2019. Giving effect to these factors, we estimate the remaining same-store inpatient revenue decrease of $54.1 million in the three months ended June 30, 2020 compared with the same period in 2019 is due to the impact of COVID-19, partially offset by increasing payor rates, primarily in our Medicaid population, reflecting a trend that was observed before COVID-19 impacted our operations. While census was adversely impacted by admission holds and declining in-house census as the pandemic progressed, average payor rates increased as acuity of the in-house census increased with treatment of the population testing positive for the virus. COVID-19, has, and will likely continue to disrupt this favorable overall census trend and may have an unpredictable impact on the skilled mix of our inpatient facilities as a result of the temporary change to patient coverage criteria.

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

Rehabilitation Therapy Services – Revenue decreased $24.4 million, or 20.2% comparing the three months ended June 30, 2020 with the same period in 2019. Of that decrease, $11.8 million is due to lost contract business, offset by $5.0 million attributed to new contracts. COVID-19 began to impact the skilled nursing customers of our rehabilitation services at an accelerating rate by March 2020 and continuing through June 30, 2020, resulting in a decrease of revenue of $7.5 million in the three months ended June 30, 2020 as compared with the same period in 2019. The remaining decrease of $10.1 million is principally due to reduced volume of services provided to existing customers and amended customer pricing terms in connection with the implementation of PDPM.

Other Services – Revenue increased $6.8 million, or 19.6% in the three months ended June 30, 2020 as compared with the same period in 2019. Our other services revenue is comprised mainly of our physician services and staffing services businesses, in addition to our Accountable Care Organization (ACO). In the three months ended June 30, 2020 and 2019, the ACO did not recognize any revenue under the Medicare Shared Savings Program (MSSP). We are participating in the MSSP in 2020; however, uncertainty around how the 2020 MSSP will perform in light of COVID-19 precludes us from recognizing any savings to the Medicare program at this stage. Revenue in our physician services business decreased $0.4 million in the three months ended June 30, 2020 as compared with the same period in 2019, all of which is attributed to reduced census volumes from the impact of COVID-19 on the inpatient business. The remaining increase of revenue of $7.2 million is in our staffing services business, which has shifted its focus to developing its services to our affiliated nursing facilities and therapy gyms. While the staffing business gross revenue has increased over 87% in the three months ended June 30, 2020 as compared with the same period in 2019, its revenue from external customers has only increased 25.9% over that same period. Further penetration of the internal staffing needs is a strategic goal for our staffing business, and, if successful, it will provide a benefit to our inpatient and rehabilitation therapy segments to combat a historically strong labor market and accelerating wage pressures, in addition to the evolving demands of post-acute care in light of the COVID-19 impact on our various lines of business.

EBITDA

EBITDA for the three months ended June 30, 2020 decreased by $36.1 million, or 50.1%, as compared with the three months ended June 30, 2019. Excluding the impact of loss on early extinguishment of debt, other (income) loss, transaction costs, long-lived asset impairments and Federal Stimulus – COVID-19 other income, EBITDA decreased $168.0 million, or 287.7% when compared with the same period in 2019. The contributing factors for this net decrease are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDA decreased by $44.6 million, or 50.9% for the three months ended June 30, 2020 as compared with the same period in 2019. Excluding the impact of other (income) loss, long-lived asset impairments and Federal Stimulus – COVID-19 other income, EBITDA as adjusted decreased $167.0 million when compared with the same period in 2019. Divestiture activity and COVID-19 are the primary drivers of this variance. On a same-store basis, the inpatient EBITDA as adjusted decreased $158.5 million. Same-store staffing costs, net of nursing agency and other purchased services and adjusted for the impact of COVID-19, increased $100.9 million. Wages and purchased services include supplemental premium pay rates and bonuses to insure we could attract adequate staff to address our clinical needs during the pandemic. Nursing wage inflation increased 28.8% while non-nursing wage inflation increased 20.8% in the three months ended June 30, 2020 as compared with the same period in 2019. Same-store lease expense increased $2.7 million, primarily due to lease amendments in 2019 resulting in certain financing leases being reclassified as operating leases. Our self-insurance programs, including general and professional liability, workers’ compensation and health insurance benefits, resulted in a decrease of $15.4 million EBITDA as adjusted in the three months ended June 30, 2020 as compared with the same period in 2019. Prior to the COVID-19 pandemic our self-insurance programs were performing as anticipated and within normal claims reporting patterns of our same-store operations recently. The provisions for general and professional liability recorded in both the three months ended June 30, 2020 and the comparable period in 2019 reflect continued favorable claims development and accelerated claims settlement initiated in 2018. We have not changed our reserving methodology or assumptions for any COVID-19 specific exposures. Our self-insured health benefit plans have seen reduced expenses principally due to other medical care settings limiting non-emergency services during the COVID-19 pandemic, however, we anticipate those deferred procedures will impact expense over the remainder of fiscal year 2020. $24.9 million of the net EBITDA decrease relating to self-insurance programs is for an incremental provision of COVID-19 related workers’ compensation exposure incurred through June 30, 2020. The introduction of the new provider tax program in New Mexico resulted in an increase of EBITDA of $5.8 million compared to the same period in 2019 before the program was enacted. The remaining $45.3 million decrease in EBITDA, as adjusted, of the segment is principally due to the negative affects COVID-19 has had on our business, partially offset with reduced therapy services cost due to the implementation of PDPM. See “Significant Transactions and Events – COVID-19.”

Rehabilitation Therapy Services – EBITDA increased by $2.1 million, or 8.3%, for the three months ended June 30, 2020 as compared with the same period in 2019. Excluding the impact of Federal Stimulus – COVID-19 other income, EBITDA as adjusted decreased $3.0 million when compared with the same period in 2019. Lost therapy contracts exceeded new contracts by $2.1 million in the three months ended June 30, 2020 as compared with the same period in 2019. COVID-19 resulted in a decrease of EBITDA of $4.4 million in the three months ended June 30, 2020. The remaining increase of $3.5 million is principally attributed to overhead cost reductions and improved accounts receivable collections in the period. Therapist efficiency was negatively impacted by the impact of COVID-19, decreasing to 64.8% in the three months ended June 30, 2020 compared with 67.9% in the comparable period in the prior year. This decline in therapist efficiency is expected to be temporary as we have adjusted staffing and service models to address the clinical needs of our skilled nursing customers impacted by COVID-19.

Other Services — EBITDA increased $3.2 million, or 256.9%, for the three months ended June 30, 2020 as compared with the same period in 2019. Excluding the impact of Federal Stimulus – COVID-19 other income, EBITDA as adjusted increased $0.8 million when compared with the same period in 2019. The EBITDA of our staffing services business increased $2.4 million in the three months ended June 30, 2020 as compared with the same period in 2019, principally due to growth in its services with affiliated customers. The remaining decrease of $1.6 million pertains to our physician services business and ACO. Both businesses have been negatively impacted by COVID-19 reducing patient encounters due to reduced skilled nursing census across the industry and increased costs to support practitioners.

Corporate and Eliminations — EBITDA increased $3.1 million, or 7.4%, for the three months ended June 30, 2020 as compared with the same period in 2019. EBITDA of our corporate function includes loss on early extinguishment of debt and losses associated with transactions that are outside of the scope of our reportable segments. These and other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $1.8 million of the net increase in EBITDA. Corporate overhead costs, net of fee income, increased $1.3 million, or 3.6%, in the three months ended June 30, 2020 as compared with the same period in 2019. This increase is principally due to investments in information technology and related upgrades. The remaining increase in EBITDA of $2.4 million is primarily the result of an increase in investment earnings from our unconsolidated affiliates accounted for on the equity method and other investments.

Other (income) loss — Consistent with our strategy to divest assets in non-strategic markets, we incur losses and generate gains resulting from the sale, transition or closure of underperforming operations and assets. Other (income) loss for the three months ended June 30, 2020 principally represents gains on sales of real estate and leasehold rights in the period. See also Note 12 – “Other Income.”

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the three months ended June 30, 2020 and 2019 were $5.5 million and $8.8 million, respectively.

Long-lived asset impairments — In the three months ended June 30, 2020, we recognized impairments of property and equipment and right-of-use (ROU) assets of $77.1 million. For more information about the conditions of the business which contributed to these impairments, see “Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue” and “Financial Condition and Liquidity Considerations” in this MD&A, as well as Note 13 – “Asset Impairment Charges - Long-Lived Assets with a Definite Useful Life.”

Federal stimulus – COVID 19 – other income – During April and May 2020, we received $185.5 million of relief grants from CARES Act funds administered by the HHS. The grants are primarily related to the skilled nursing care provided through our Inpatient Services segment. Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for health care related expenses or lost revenues that are attributable to COVID-19. HHS continues to evaluate and provide allocations of, and issue regulation and guidance regarding, grants made under the CARES Act.

Other Expense

The following discussion applies to the consolidated expense categories between EBITDA and net income (loss) of all reportable segments, corporate and eliminations in our consolidating statement of operations for the three months ended June 30, 2020 as compared with the same period in 2019.

Depreciation and amortization — Each of our reportable segments and corporate overhead have depreciating property, plant and equipment, including amortization of finance lease ROU assets. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets. Depreciation and amortization expense increased $5.5 million in the three months ended June 30, 2020 as compared with the same period in 2019. On a same-store basis, depreciation and amortization increased $2.8 million in the three months ended June 30, 2020 as compared with the same period in 2019. This increase is principally due to acceleration of depreciation of assets sold into real estate joint ventures in the current quarter, offset by reductions in the amortization of the right to use assets of our remaining leases.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our debt instruments, as well as the expense associated with leases accounted for as finance leases. Interest expense decreased $21.1 million in the three months ended June 30, 2020 as compared with the same period 2019. On a same-store basis, interest expense is down $16.0 million in the three months ended June 30, 2020 as compared with the same period in 2019. An increase of $4.4 million of interest expense is attributed to consolidating debt and the associated interest expense of two real-estate partnerships in 2019, which were determined to be variable interest entities (VIEs) of which we are the primary beneficiary. See Note 1 – “General Information – Basis of Presentation” and Note 9 – “Long-Term Debt.” Cash rent decreased $3.6 million in the three months ended June 30, 2020 as compared with the same period in 2019 as a result of a reduction in outstanding borrowings under our revolving credit facility, primarily due to the timing of the Medicare Advance payments in connection with CARES Act relief funding. Borrowing levels are expected to increase over the period the Medicare Advance is required to be recouped. The remaining decrease in interest expense of $16.8 million is principally due to lease amendments entered in 2019 and early 2020 that resulted in modifications to the accounting for certain leases, converting them from financing leases with interest expense to operating leases presented as lease expense.

Income tax benefit — For the three months ended June 30, 2020, we recorded income tax benefit of $0.5 million from continuing operations representing an effective tax rate of 1.5% compared to an income tax benefit of $0.2 million from continuing operations, representing an effective tax rate of 1.8% for the same period in 2019. There is a full valuation allowance against our deferred tax assets, excluding our deferred tax asset on our Bermuda captive insurance company’s discounted unpaid loss reserve. Previously, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets. As of June 30, 2020, we have determined that the valuation allowance is still necessary.

Net Income (Loss) Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between net income (loss) and net income (loss) attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the three months ended June 30, 2020 as compared with the same period in 2019.

Net income (loss) attributable to noncontrolling interests — On February 2, 2015, FC-GEN Operations Investment, LLC (FC-GEN) combined with Skilled Healthcare Group, Inc. and the combined results were consolidated with approximately 42.0% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity. The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares. Since the combination, there have been conversions of 9.0 million Class C common stock, leaving a remaining direct noncontrolling economic interest of approximately 32.9%. For the three months ended June 30, 2020 and 2019, loss of $(6.5) million and $(1.9) million, respectively, has been attributed to the Class C common stock.

In addition to the noncontrolling interests attributable to the Class C common stock holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any VIEs where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs. For the three months ended June 30, 2020 and 2019, loss of $(0.8) million and $(2.2) million, respectively, has been attributed to these unaffiliated third parties.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

A summary of our unaudited results of operations for the six months ended June 30, 2020 as compared with the same period in 2019 follows (in thousands, except percentages):

	Six months ended June 30,
	2020		2019		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$1,726,834	84.5%	$1,946,937	84.3%	$(220,103)	(11.3)%
Assisted/Senior living facilities	41,863	2.0%	47,351	2.1%	(5,488)	(11.6)%
Administration of third party facilities	4,151	0.2%	4,301	0.2%	(150)	(3.5)%
Elimination of administrative services	(1,570)	(0.1)%	(1,599)	—%	29	1.8%
Inpatient services, net	1,771,278	86.6%	1,996,990	86.6%	(225,712)	(11.3)%

Rehabilitation therapy services:
Total therapy services	318,421	15.5%	387,977	16.8%	(69,556)	(17.9)%
Elimination of intersegment rehabilitation therapy services	(116,428)	(5.7)%	(146,202)	(6.3)%	29,774	20.4%
Third party rehabilitation therapy services, net	201,993	9.8%	241,775	10.5%	(39,782)	(16.5)%

Other services:
Total other services	125,782	6.1%	87,607	3.8%	38,175	43.6%
Elimination of intersegment other services	(50,544)	(2.5)%	(19,680)	(0.9)%	(30,864)	(156.8)%
Third party other services, net	75,238	3.6%	67,927	2.9%	7,311	10.8%

Net revenues	$2,048,509	100.0%	$2,306,692	100.0%	$(258,183)	(11.2)%

	Six months ended June 30,
	2020		2019		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
EBITDA:
Inpatient services	$168,647	9.5%	$161,122	8.1%	$7,525	4.7%
Rehabilitation therapy services	49,129	15.4%	52,354	13.5%	(3,225)	(6.2)%
Other services	5,181	4.1%	926	1.1%	4,255	459.5%
Corporate and eliminations	(86,877)	—%	(77,624)	—%	(9,253)	(11.9)%
EBITDA	$136,080	6.6%	$136,778	5.9%	$(698)	(0.5)%

A summary of our unaudited condensed consolidating statement of operations follows (in thousands):

	Six months ended June 30, 2020
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,772,848	$318,421	$121,896	$3,886	$(168,542)	$2,048,509
Salaries, wages and benefits	862,218	256,553	78,706	—	—	1,197,477
Other operating expenses	770,109	17,262	39,176	—	(168,792)	657,755
General and administrative costs	—	—	—	79,386	—	79,386
Lease expense	192,261	625	930	599	—	194,415
Depreciation and amortization expense	51,178	3,363	406	4,895	(38)	59,804
Interest expense	26,395	27	19	44,066	(2,360)	68,147
Loss on early extinguishment of debt	—	—	—	5,460	—	5,460
Investment income	—	—	—	(4,477)	2,360	(2,117)
Other (income) loss	(129,212)	—	280	—	—	(128,932)
Transaction costs	—	—	—	11,134	—	11,134
Long-lived asset impairments	86,800	—	—	—	—	86,800
Federal stimulus - COVID-19 other income	(177,975)	(5,148)	(2,377)	—	—	(185,500)
Equity in net (income) loss of unconsolidated affiliates	—	—	—	(4,109)	660	(3,449)
Income (loss) before income tax benefit	91,074	45,739	4,756	(133,068)	(372)	8,129
Income tax benefit	—	—	—	(1,236)	—	(1,236)
Net income (loss)	$91,074	$45,739	$4,756	$(131,832)	$(372)	$9,365

	Six months ended June 30, 2019
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$1,998,589	$387,977	$87,390	$217	$(167,481)	$2,306,692
Salaries, wages and benefits	898,790	311,947	57,832	—	—	1,268,569
Other operating expenses	791,569	23,087	27,891	—	(167,481)	675,066
General and administrative costs	—	—	—	71,094	—	71,094
Lease expense	186,523	665	680	779	—	188,647
Depreciation and amortization expense	54,200	6,276	348	5,639	—	66,463
Interest expense	56,091	27	17	48,356	—	104,491
Gain on early extinguishment of debt	—	—	—	(24)	—	(24)
Investment income	—	—	—	(4,007)	—	(4,007)
Other (income) loss	(40,315)	(76)	61	—	—	(40,330)
Transaction costs	—	—	—	10,084	—	10,084
Long-lived asset impairments	900	—	—	—	—	900
Equity in net loss (income) of unconsolidated affiliates	—	—	—	1,386	(1,471)	(85)
Income (loss) before income tax benefit	50,831	46,051	561	(133,090)	1,471	(34,176)
Income tax benefit	—	—	—	(111)	—	(111)
Net income (loss)	$50,831	$46,051	$561	$(132,979)	$1,471	$(34,065)

Net Revenues

Net revenues for the six months ended June 30, 2020 decreased by $258.2 million, or 11.2%, as compared with the six months ended June 30, 2019.

Inpatient Services – Revenue decreased $225.7 million, or 11.3%, in the six months ended June 30, 2020 as compared with the same period in 2019. Divestiture activity and COVID-19 are the primary drivers of this variance. On a same-store basis, inpatient services revenue increased $13.7 million, or 0.8%, excluding 87 divested underperforming facilities and the acquisition or development of 3 additional facilities. The same-store revenue increase is net of $18.1 million related to a new provider tax program in the state of New Mexico, which was not in place for the corresponding period in 2019 and an additional $19.9 million of the increase in the six months ended June 30, 2020 is attributed to the transition from the resource utilization group based reimbursement to the Patient-Driven Payment Model (PDPM) reimbursement methodology in the fourth quarter of fiscal 2019. Giving effect to these factors, we estimate the remaining same-store inpatient revenue decrease of $24.3 million in the six months ended June 30, 2020 compared with the same period in 2019 is due to the impact of COVID-19, partially offset by increasing payor rates, primarily in our Medicaid population, reflecting a trend that was observed before COVID-19 impacted our operations. While census was adversely impacted by admission holds and declining in-house census as the pandemic progressed, average payor rates increased as acuity of the in-house census increased with treatment of the population testing positive for the virus. COVID-19, has, and will likely continue to disrupt this favorable overall census trend and may have an unpredictable impact on the skilled mix of our inpatient facilities as a result of the temporary change to patient coverage criteria.

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

Rehabilitation Therapy Services – Revenue decreased $39.8 million, or 16.5% comparing the six months ended June 30, 2020 with the same period in 2019. Of that decrease, $19.1 million is due to lost contract business, offset by $8.2 million attributed to new contracts. COVID-19 began to impact the skilled nursing customers of our rehabilitation services at an accelerating rate by March 2020 and continued through June 30, 2020, resulting in a decrease of revenue of $10.4 million in the six months ended June 30, 2020 as compared with the same period in 2019. The remaining decrease of $18.5 million is principally due to reduced volume of services provided to existing customers and amended customer pricing terms in connection with the implementation of PDPM.

Other Services – Revenue increased $7.3 million, or 10.8% in the six months ended June 30, 2020 as compared with the same period in 2019. Our other services revenue is comprised mainly of our physician services and staffing services businesses, in addition to our Accountable Care Organization (ACO). In the six months ended June 30, 2020 and 2019, the ACO did not recognize any revenue under the Medicare Shared Savings Program (MSSP). We are participating in the MSSP in 2020; however, uncertainty around how the 2020 MSSP will perform in light of COVID-19 precludes us from recognizing any savings to the Medicare program at this stage. Revenue in our physician services business increased $1.1 million in the six months ended June 30, 2020 as compared with the same period in 2019. The remaining increase of revenue of $6.2 million is in our staffing services business, which has shifted its focus to developing its services to our affiliated nursing facilities and therapy gyms. While the staffing business gross revenue has increased over 66% in the six months ended June 30, 2020 as compared with the same period in 2019, its revenue from external customers has only increased 9.6% over that same period. Further penetration of the internal staffing needs is a strategic goal for our staffing business, and, if successful, it will provide a benefit to our inpatient and rehabilitation therapy segments to combat a historically strong labor market and accelerating wage pressures, in addition to the evolving demands of post-acute care in light of the COVID-19 impact on our various lines of business.

EBITDA

EBITDA for the six months ended June 30, 2020 decreased by $0.7 million, or 0.5%, as compared with the six months ended June 30, 2019. Excluding the impact of loss on early extinguishment of debt, other (income) loss, transaction costs and long-lived asset impairments, EBITDA decreased $14.4 million, or 29.4% when compared with the same period in 2019. The contributing factors for this net decrease are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDA increased by $7.5 million, or 4.7% for the six months ended June 30, 2020 as compared with the same period in 2019. Excluding the impact of other (income) loss, long-lived asset impairments and Federal Stimulus – COVID-19 other income, EBITDA as adjusted decreased $173.4 million, or 142.5% when compared with the same period in 2019. Divestiture activity and COVID-19 are the primary drivers of this variance. On a same-store basis, the inpatient EBITDA as adjusted decreased $153.0 million. Same-store staffing costs, net of nursing agency and other purchased services and adjusted for the impact of COVID-19, increased $130.4 million. Wages and purchased services include supplemental premium pay rates and bonuses to insure we could attract adequate staff to address our clinical needs during the pandemic. Nursing wage inflation increased 16.9% while non-nursing wage inflation increased 11.6% in the six months ended June 30, 2020 as compared with the same period in 2019. Same-store lease expense increased $6.0 million, primarily due to lease amendments in 2019 resulting in certain financing leases being reclassified as operating leases. Our self-insurance programs, including general and professional liability, workers’ compensation and health insurance benefits, resulted in a decrease of $20.4 million EBITDA as adjusted in the six months ended June 30, 2020 as compared with the same period in 2019. Prior to the COVID-19 pandemic our self-insurance programs were performing as anticipated and within normal claims reporting patterns of our same-store operations recently. The provisions for general and professional liability recorded in both the six months ended June 30, 2020 and the comparable period in 2019 reflect continued favorable claims development and accelerated claims settlement initiated in 2018. We have not changed our reserving methodology or assumptions for any COVID-19 specific exposures. Our self-insured health benefit plans have seen reduced expenses principally due to other medical care settings limiting non-emergency services during the COVID-19 pandemic, however, we anticipate those deferred procedures will impact expense over the remainder of fiscal year 2020. $24.9 million of the net EBITDA decrease relating to self-insurance programs is for an incremental provision of COVID-19 related workers’ compensation exposure incurred through June 30, 2020. The introduction of the new provider tax program in New Mexico resulted in an increase of EBITDA of $11.3 million compared to the same period in 2019 before the program was enacted. The remaining $7.5 million decrease in EBITDA, as adjusted, of the segment is principally due to the negative affects COVID-19 has had on our business, partially offset with reduced therapy services cost due to the implementation of PDPM. See “Significant Transactions and Events – COVID-19.”

Rehabilitation Therapy Services – EBITDA decreased by $3.2 million, or 6.2%, for the six months ended June 30, 2020 as compared with the same period in 2019. Excluding the impact of Federal Stimulus – COVID-19 other income, EBITDA as adjusted decreased $8.3 million when compared with the same period in 2019. Lost therapy contracts exceeded new contracts by $3.6 million in the six months ended June 30, 2020 as compared with the same period in 2019. COVID-19 resulted in a decrease of EBITDA of $6.7 million in the six months ended June 30, 2020. The remaining increase of $2.0 million is principally attributed to reduced overhead costs. Therapist efficiency improved to 68.1% in the six months ended June 30, 2020 compared with 68.0% in the comparable period in the prior year.

Other Services — EBITDA increased $4.3 million, or 459.5%, for the six months ended June 30, 2020 as compared with the same period in 2019. Excluding the impact of Federal Stimulus – COVID-19 other income, EBITDA as adjusted increased $2.1 million when compared with the same period in 2019. The EBITDA of our staffing services business increased $3.1 million in the six months ended June 30, 2020 as compared with the same period in 2019, principally due to growth in its services with affiliated customers. The remaining decrease of $1.0 million pertains to our physician services business and ACO. Both businesses have been negatively impacted by COVID-19 reducing patient encounters due to reduced skilled nursing census across the industry and increased costs to support practitioners.

Corporate and Eliminations — EBITDA decreased $9.3 million, or 11.9%, for the six months ended June 30, 2020 as compared with the same period in 2019. EBITDA of our corporate function includes loss on early extinguishment of debt and losses associated with transactions that are outside of the scope of our reportable segments. These and other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $6.5 million of the net decrease in EBITDA. Corporate overhead costs, net of fee income, increased $4.6 million, or 6.5%, in the three months ended June 30, 2020 as compared with the same period in 2019. This increase is principally due to investments in information technology and related upgrades. The remaining increase in EBITDA of $1.8 million is primarily the result of an increase in investment earnings from our unconsolidated affiliates accounted for on the equity method and other investments.

Other (income) loss — Consistent with our strategy to divest assets in non-strategic markets, we incur losses and generate gains resulting from the sale, transition or closure of underperforming operations and assets. Other (income) loss for the six months ended June 30, 2020 principally represents gains on sales of real estate and leasehold rights in the period. See also Note 12 – “Other Income.”

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the six months ended June 30, 2020 and 2019 were $11.1 million and $10.1 million, respectively.

Long-lived asset impairments — In the six months ended June 30, 2020, we recognized impairments of property and equipment and right-of-use (ROU) assets of $86.8 million. For more information about the conditions of the business which contributed to these impairments, see “Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue” and “Financial Condition and Liquidity Considerations” in this MD&A, as well as Note 13 – “Asset Impairment Charges - Long-Lived Assets with a Definite Useful Life.”

Federal stimulus – COVID 19 – other income – During April and May 2020, we received $185.5 million of relief grants from CARES Act funds administered by the HHS. The grants are primarily related to the skilled nursing care provided through our Inpatient Services segment. Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for health care related expenses or lost revenues that are attributable to COVID-19. HHS continues to evaluate and provide allocations of, and issue regulation and guidance regarding, grants made under the CARES Act.

Other Expense

The following discussion applies to the consolidated expense categories between EBITDA and net income (loss) of all reportable segments, corporate and eliminations in our consolidating statement of operations for the three and six months ended June 30, 2020 as compared with the same period in 2019.

Depreciation and amortization — Each of our reportable segments and corporate overhead have depreciating property, plant and equipment, including amortization of finance lease ROU assets. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets. Depreciation and amortization expense decreased $6.7 million in the six months ended June 30, 2020 as compared with the same period in 2019. On a same-store basis, depreciation and amortization decreased $10.6 million in the six months ended June 30, 2020 as compared with the same period in 2019. In the inpatient services segment, $9.4 million of the decrease is principally due reduction in the amortization of right to use assets in our continuing lease portfolio, with the remaining $1.2 million reduction principally due to prior year acceleration related to multiple lease transactions.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our debt instruments, as well as the expense associated with leases accounted for as finance leases. Interest expense decreased $36.4 million in the six months ended June 30, 2020 as compared with the same period 2019. On a same-store basis, interest expense is down $26.7 million in the three months ended June 30, 2020 as compared with the same period in 2019. An increase of $12.1 million of interest expense is attributed to consolidating debt and the associated interest expense of two real-estate partnerships in 2019, which were determined to be variable interest entities (VIEs) of which we are the primary beneficiary. See Note 1 – “General Information – Basis of Presentation” and Note 9 – “Long-Term Debt.” Cash rent decreased $5.3 million in the six months ended June 30, 2020 as compared with the same period in 2019 as a result of a reduction in outstanding borrowings under our revolving credit facility, primarily due to the timing of the Medicare Advance payments in connection with CARES Act relief funding. Borrowing levels are expected to increase over the period the Medicare Advance is required to be recouped. The remaining decrease in interest expense of $33.5 million is principally due to lease amendments entered in 2019 and early 2020 that resulted in modifications to the accounting for certain leases, converting them from financing leases with interest expense to operating leases presented as lease expense.

Income tax benefit — For the six months ended June 30, 2020, we recorded income tax benefit of $1.2 million from continuing operations representing an effective tax rate of (15.2)% compared to an income tax benefit of $0.1 million from continuing operations, representing an effective tax rate of 0.3% for the same period in 2019. There is a full valuation allowance against our deferred tax assets, excluding our deferred tax asset on our Bermuda captive insurance company’s discounted unpaid loss reserve. Previously, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets. As of June 30, 2020, we have determined that the valuation allowance is still necessary.

Net Income (Loss) Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between net income (loss) and net income (loss) attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the six months ended June 30, 2020 as compared with the same period in 2019.

Net income (loss) attributable to noncontrolling interests — On February 2, 2015, FC-GEN Operations Investment, LLC (FC-GEN) combined with Skilled Healthcare Group, Inc. and the combined results were consolidated with approximately 42.0% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity. The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares. Since the combination, there have been conversions of 9.0 million Class C common stock, leaving a remaining direct noncontrolling economic interest of approximately 32.9%. For the six months ended June 30, 2020 and 2019, loss of $(0.6) million and $(12.2) million, respectively, has been attributed to the Class C common stock.

In addition to the noncontrolling interests attributable to the Class C common stock holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any VIEs where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs. For the six months ended June 30, 2020 and 2019, loss of $(1.5) million and $(1.8) million, respectively, has been attributed to these unaffiliated third parties.

Liquidity and Capital Resources

Cash Flow and Liquidity

The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Six months ended June 30,
	2020	2019
Net cash provided by operating activities	$340,597	$36,081
Net cash provided by (used in) investing activities	146,602	(162,208)
Net cash (used in) provided by financing activities	(247,629)	80,642
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	239,570	(45,485)
Beginning of period	125,806	142,276
End of period	$365,376	$96,791

Net cash provided by operating activities in the six months ended June 30, 2020 increased $304.5 million compared with the same period in 2019. The six months ended June 30, 2020 include receipt of Medicare advances of $156.8 million and $36.0 million from the deferral of payroll taxes under the CARES Act. The remaining increase in cash provided by operating activities is attributed to a combination of state and federal COVID-19 grants, offset by the cost and lost revenue caused by COVID-19 and the timing of payments.

Net cash provided by investing activities in the six months ended June 30, 2020 was $146.6 million compared to net cash used in investing activities of $162.2 million in the six months ended June 30, 2019. Routine capital expenditures for the six months ended June 30, 2020 decreased by $4.5 million as compared with the same period in the prior year. Net sales and maturities of marketable securities of $6.8 million in 2020 exceeded net purchases of marketable securities of $6.8 million in 2019, resulting in a net change in cash provided of $13.6 million. In the six months ended June 30, 2020, there were asset purchases of $9.8 million primarily as a result of the acquisition of one skilled nursing facility by the consolidated Vantage Point Partnership as described in “Significant Transaction and Events” compared to asset sales of $207.8 million comprised primarily of the real property of 13 owned facilities and leasehold rights of 13 leased facilities described in “Significant Transaction and Events”. In the six months ended June 30, 2019, there were asset purchases of $252.5 million by the consolidated Next Partnership and its acquisition of 22 skilled nursing facilities and asset sale proceeds of $79.0 million resulting from the simultaneous sale of seven skilled nursing facilities. The six months ended June 30, 2019 also included $55.4 million in proceeds from the sale of five skilled nursing facilities in California. The six months ended June 30, 2020 also included cash used of $16.9 million for an investment in a new joint venture and cash used of $9.0 million extending the new joint venture a loan as described in “Significant Transaction and Events.” The remaining incremental source of cash in the six months ended June 30, 2020 as compared to the same period in the prior year of $0.6 million was due primarily to restricted deposit and notes receivable activity.

Net cash used in financing activities in the six months ended June 30, 2020 was $247.6 million compared to net cash provided by financing activities of $80.6 million in the June 30, 2019. The net increase in cash used in financing activities of $328.3 million is principally attributed to debt repayments exceeding new borrowings in the six months ended June 30, 2020 as compared to the same period in 2019. In the six months ended June 30, 2020, we had proceeds from the issuance of debt of $34.0 million, consisting primarily of $7.3 million by the consolidated Vantage Point Partnership and $26.1 million in HUD refinancings by our consolidated Next Partnership. In the six months ended June 30, 2019, we had proceeds from the issuance of debt of $170.6 million primarily from the consolidated Next Partnership. Repayment of long-term debt in the six months ended June 30, 2020 was $141.5 million compared to $90.0 million in the same period of the prior year. In the six months ended June 30, 2020, we repaid $74.5 million in HUD-insured loans, $21.6 million in MidCap Real Estate Loans, $9.0 million in Welltower Real Estate Loans, $9.0 million in a short-term note payable and $24.5 million in term loan paydowns associated with the consolidated Next Partnership. In the six months ended June 30, 2019, we repaid $27.7 million in MidCap Real Estate Loans and $14.2 million in HUD-insured loans using proceeds from the sale of five skilled nursing facilities in California and reduced the term loan facility of the ABL Credit Facilities by $40.0 million while increasing the revolving credit facilities by the same amount. The remaining decrease in cash used to repay long-term debt of $5.2 million relates to a decrease in routine debt payments. In the six months ended June 30, 2020, we had net repayments under the revolving credit facilities of $136.0 million as compared with $10.9 million of net repayments under the revolving credit facilities in the same period in 2019. In the six months ended June 30, 2020, we paid debt issuance costs of $0.5 million from the consolidated Vantage Point Partnership. In the six months ended June 30, 2019, we paid debt issuance costs of $3.7 million from the consolidated Next Partnership. In the six months ended June 30, 2019, we received contributions from a noncontrolling interest for $18.5 million resulting from the aforementioned Next Partnership.

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

At June 30, 2020, we had total liquidity of $282.9 million consisting of cash on hand of $275.0 million and available borrowings under our ABL Credit Facilities of $7.9 million. During the six months ended June 30, 2020, we maintained liquidity sufficient to meet our working capital, capital expenditure and development activities.

COVID-19 Impact on Liquidity

We have taken, and will continue to take, actions to enhance and preserve our liquidity in response to the pandemic. During the three and six months ended June 30, 2020, our usual sources of liquidity have been supplemented by grants and advanced Medicare payments under programs expanded or created under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). Specifically, in April 2020, we applied for and received $156.8 million of advanced Medicare payments and in April and May 2020 received $185.5 million of relief grants. In addition, we have elected to implement the CARES Act payroll tax deferral program, which has preserved, on an interest free basis, approximately $36 million of cash through June 30, 2020. The advance Medicare payments of $156.8 million, which are also interest free, are scheduled to be recouped between August 2020 and November 2020, while one-half of the payroll tax deferral amount will become due on each of December 31, 2021 and December 31, 2022. In addition to relief funding under the CARES Act, funding has been committed by a number of states in which we operate, currently estimated at $47.2 million, since the outset of the pandemic. These sources of cash provided by federal and state governments have and will continue to be used to fund the impact of escalating expenses and the net effect of lost revenue caused by the COVID-19 pandemic.

We continue to seek opportunities to enhance and preserve our liquidity, including through reducing expenses, continuing to evaluate our capital structure, pursuing strategic liquidity enhancing transactions and seeking further government-sponsored financial relief related to the pandemic. We cannot provide assurance that such efforts will be successful or adequate to offset the lost revenue and escalating operating expenses as a result of the pandemic.

Liquidity and Going Concern Considerations

We performed an assessment to determine whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. Initially, this assessment does not consider the potential mitigating effect of management’s plans that have not been fully implemented. When substantial doubt exists, management assesses the mitigating effect of our plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

In completing our going concern assessment, we considered the uncertainties around the impact of COVID-19 on our future results of operations as well as our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due within 12 months following the date our financial statements were issued. Without giving effect to the prospect, timing and adequacy of future governmental funding support and other mitigating plans, many of which are beyond our control, it is unlikely that we will be able to generate sufficient cash flows to meet our required financial obligations, including our rent obligations, our debt service obligations and other obligations due to third parties. The existence of these conditions raises substantial doubt about our ability to continue as a going concern for the twelve-month period following the date the financial statements are issued.

In response to COVID-19, we have taken the following measures to improve our liquidity position:

●	We applied for and received government-sponsored financial relief related to the pandemic;
●	We are utilizing the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act) payroll tax deferral program to delay payment of a portion of payroll taxes incurred through December 2020, 50% to be repaid by December 31, 2021 and 50% to be repaid by December 31, 2022;
●	While we vigorously advocate, for ourself and the skilled nursing industry, regarding the need for additional government sponsored funding, we continue to explore and take advantage of existing government sponsored funding programs implemented to support businesses impacted by COVID-19;
●	We continue to implement measures to adapt successfully our operational model to function for the long-term in a COVID-19 environment; and
●	We have pursued, and will continue to pursue, creative and accretive opportunities to sell assets and enter into joint venture structures in order to provide liquidity.

These measures and other plans and initiatives of ours are designed to provide us with adequate liquidity to meet our obligations for at least the twelve-month period following the date our financial statements are issued. However, such plans and initiatives are dependent on factors that are beyond our control or may not be available on terms acceptable to us, or at all. Accordingly, management determined it could not be certain that the plans and initiatives would be effectively implemented within one year after the date the financial statements are issued. Further, even if we receive additional funding support from government sources and/or are able to execute successfully all of our plans and initiatives, given the current challenging environment our operating plans and resulting cash flows along with our cash and cash equivalents and other sources of liquidity may not be sufficient to fund operations for the twelve-month period following the date the financial statements are issued, which could force us to seek reorganization under the U.S. Bankruptcy Code.

Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date the financial statements are issued. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should we be unable to continue as a going concern.

Risk and Uncertainties

Although we are in compliance with the covenants required by our material debt and lease agreements at June 30, 2020, the ongoing uncertainty related to the impact of healthcare reform initiatives and the effect of the COVID-19 pandemic may have an adverse impact on our ability to remain in compliance with our financial covenants through August 10, 2021. Without giving effect to the prospect of timely and adequate future governmental funding support and other mitigating plans, many of which are beyond our control, it is unlikely that we will be able to generate sufficient cash flows to meet our required financial obligations, including our rent obligations, our debt service obligations and other obligations due to third parties. The existence of these conditions raises substantial doubt about our ability to continue as a going concern for the twelve-month period following the date the financial statements are issued.

There can be no assurance that the confluence of these and other factors will not impede our ability to meet our debt and lease covenants in the future.

Financing Activities

Divestiture of Non-Strategic Facilities

Consistent with our strategy to divest assets in non-strategic markets, we have exited 44 inpatient operations, including 37 skilled nursing facilities, two assisted/senior living facilities and five behavioral health centers in 11 states beginning January 1, 2020 through August 1, 2020, including:

●	The sale of three owned skilled nursing facilities located in North Carolina and Maryland on February 1, 2020. A gain was recognized totaling $24.9 million.

●	The transition of operational responsibility for 19 facilities in the states of California, Washington and Nevada to NewGen on February 1, 2020. The transaction included the sale of the real estate and operations of six skilled nursing facilities and transfer of the leasehold rights to seven skilled nursing, five behavioral health centers and one assisted living facility. A gain was recognized totaling $58.8 million.
●	The sale of one owned skilled nursing facility located in California on February 26, 2020. A gain was recognized totaling $3.0 million.
●	The lease termination of one assisted/senior living facility located in Montana on March 4, 2020. A de minimis loss was recognized.
●	The sale of three owned skilled nursing facilities located in New Jersey and Maryland on April 1, 2020. A gain was recognized totaling $21.7 million.
●	The lease termination of two skilled nursing facilities located in Montana on April 1, 2020. A loss was recognized totaling $0.8 million.
●	The lease termination of six skilled nursing facilities located in Florida and Maryland on April 20, 2020. A gain was recognized totaling $11.2 million.
●	The transition of operational responsibility for four additional leased facilities in California to NewGen on May 15, 2020. A gain was recognized totaling $5.1 million.
●	The lease termination of six skilled nursing facilities located in Idaho on June 1, 2020. A gain was recognized totaling $5.3 million.
●	The sale of one owned skilled nursing facility located in Rhode Island on July 6, 2020. An initial loss was recognized totaling $0.5 million.

Financial Covenants

The ABL Credit Facilities, the Term Loan Agreement and the Welltower Real Estate Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and minimum liquidity. At June 30, 2020, we were in compliance with all of the financial covenants contained in the Credit Facilities.

We have master lease agreements with Welltower, Omega and Second Spring (collectively, the Master Lease Agreements). Our Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity. At June 30, 2020, we were in compliance with the covenants contained in the Master Lease Agreements.

We have two master lease agreements with Cindat Best Years Welltower JV LLC involving 28 of our facilities. We did not meet certain financial covenants contained in one of the master lease agreements involving two of our facilities at June 30, 2020. In July 2020, we received a waiver for these covenant breaches through October 1, 2021. At June 30, 2020, we are in compliance with the financial covenants contained in the other master lease agreement.

At June 30, 2020, we did not meet certain financial covenants contained in two leases related to four of our facilities. We are current in the timely payment of our obligations under such leases. These leases do not have cross-default provisions, nor do they trigger cross-default provisions in any of our other loan or lease agreements. We will continue to work with the related credit parties to amend such leases and the related financial covenants. We do not believe the breach of such financial covenants has a material adverse impact on us at June 30, 2020.

Our ability to maintain compliance with our covenants depends in part on management’s ability to increase revenue and control costs, and the extent to which our efforts and the impact of government-sponsored financial relief related to the COVID-19 pandemic aqequately and timely offset lost revenue and higher costs caused by the pandemic. Due to continuing changes in the healthcare industry, as well as the uncertainty with respect to changing referral patterns, patient mix, and reimbursement rates, it is possible that future operating performance may not generate sufficient operating results to maintain compliance with our quarterly covenant compliance requirements. Should we fail to comply with our covenants at a future measurement date, we would, absent necessary and timely waivers and/or amendments, be in default under certain of our existing credit agreements. To the extent any cross-default provisions may apply, the default would have a significant impact on our financial position. See Liquidity and Going Concern Considerations.

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

Management assesses its exposure to loss on accounts at the customer level. The greatest concentration of risk exists in our rehabilitation therapy services business where we have over 140 distinct customers, many being chain operators with more than one location. One customer, which is a related party of ours, comprises $31.0 million, or approximately 40%, of the gross outstanding contract receivables in the rehabilitation services business at June 30, 2020. See Note 11 – “Related Party Transactions.” A future adverse event impacting this customer or several other large customers resulting in their insolvency or other economic distress would have a material impact on us.

Off-Balance Sheet Arrangements

As of June 30, 2020, we were subject to six lease guarantees whereby we guarantee all payments and performance obligations of six facilities leased by the NewGen Partnership. As of June 30, 2020, the six leases have undiscounted cash rent obligations remaining of $87.9 million. As of December 31, 2019, we were not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures, or capital resources.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes or additions to the risk factors previously in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 16, 2020 or in Part II. Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, which was filed with the SEC on May 27, 2020.

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

On March 11, 2020, the World Health Organization (WHO) declared COVID-19 a pandemic.  COVID-19 is a complex and previously unknown virus which disproportionately impacts older adults, particularly those having other underlying health conditions.  According to the WHO up to half of the COVID-19 related deaths in European countries were individuals residing in long-term care facilities, similar to the ones we operate in the United States. Furthermore, a significant number of our facilities and operations are geographically located and highly concentrated in markets with close proximity to areas of the United States that have experienced widespread and severe COVID-19 outbreaks. COVID-19 has materially and adversely affected our operations and supply chains, resulting in a reduction in our operating occupancy and related revenues, and an increase in our expenditures.

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

Further, the scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, financial condition, results of operations, compliance with financial covenants and liquidity described in our previously disclosed risk factors. These and other potential impacts of COVID-19 have materially and adversely affected, and will continue to materially and adversely affect, our business, financial condition, results of operations, compliance with financial covenants and liquidity. We are not able to fully quantify or predict the impact these factors have had, or will have, on our business, financial condition, results of operations, compliance with financial covenants and liquidity, but we expect that the COVID-19 pandemic, including the measures taken in response to the pandemic, will materially affect our current and future financial performance. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition, results of operations, compliance with financial covenants and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including the pace of recovery in occupancy, the future scope and severity of COVID-19 and the actions taken by public and private entities in response to the pandemic to address its impact, among others.

In completing our going concern assessment, we considered the uncertainties around the impact of COVID-19 on our future results of operations as well as our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due within 12 months following the date our financial statements were issued. Without giving effect to the prospect of future governmental funding support and other mitigating plans, many of which are beyond our control, it is unlikely that we will be able to generate sufficient cash flows to meet our required financial obligations, including our rent obligations, our debt service obligations and other obligations due to third parties. The existence of these conditions raises substantial doubt about our ability to continue as a going concern for the twelve-month period following the date the financial statements are issued.

Litigation and/or investigations regarding COVID-19 could materially and adversely affect our financial condition, results of operations, compliance with financial covenants and liquidity.

A growing number of professional liability and employment related claims have been filed or are threatened to be filed against us and our subsidiaries related to COVID-19. The professional liability claims relate to the death of residents of nursing centers who contracted COVID-19. Such claims may be subject to liability protection provisions within various state executive orders or legislation and/or federal legislation. The applicability of such protection has not yet been adjudicated in any pending claim against us. The employment related claims have been filed by our employees or by the Equal Employment Opportunity Commission or state agencies, and these claims primarily relate to allegations of disability or Family and Medical Leave Act discrimination or the inadequacy of the personal protective equipment made available to the employees who work in our nursing centers.

A U.S. House of Representatives subcommittee, the Select Subcommittee on the Coronavirus Crisis, announced an investigation into the ongoing COVID-19 crisis in nursing homes, demanding information from both the federal government and five large operators, including us. In addition, the Attorneys General of several states have initiated inquiries into the nursing facility industry’s and/or our response to the COVID-19 pandemic and they have requested information from us. We intend to cooperate fully with these investigations.

While we deny any wrongdoing and will vigorously defend ourself in these matters, managing litigation and responding to governmental investigations is costly and may involve a significant diversion of management attention. Such proceedings are unpredictable and may develop over lengthy periods of time. An adverse resolution of any of these lawsuits or investigations may involve injunctive relief and/or substantial monetary penalties, either or both of which could have a material adverse effect on our reputation, business, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item  5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits.

Number	Description
3.1

Fourth Amended and Restated Certificate of Incorporation of Genesis Healthcare, Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on June 9, 2020, and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws of Genesis Healthcare, Inc. (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on June 9, 2020, and incorporated herein by reference).
10.1	Genesis Healthcare, Inc. 2020 Omnibus Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 9, 2020, and incorporated herein by reference).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS HEALTHCARE, INC.

Date:	August 10, 2020	By	/S/ GEORGE V. HAGER, JR.
George V. Hager, Jr.
Chief Executive Officer

Date:	August 10, 2020	By	/S/ THOMAS DIVITTORIO
Thomas DiVittorio
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)